Form 10-K
period 2013-09-30
EZCORP INC
filed 2013-11-27
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2013
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-voting Common Stock held by non-affiliates of the registrant was $1.067 billion, based on the closing price on the NASDAQ Stock Market on March 31, 2013.
As of October 31, 2013, 51,344,738 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2013

PART I
This report contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed or implied by those forward-looking statements because of a number of risks and uncertainties, including those discussed under “Part I — Item 1A — Risk Factors.” We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results, and the differences can be material. See also “Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results.”
Unless otherwise specified, references to the “company,” “we,” "our" and "us" refer to EZCORP, Inc. and its consolidated subsidiaries. References to a “fiscal” year refer to our fiscal year ended September 30 of the specified year. For example, “fiscal 2013” refers to the fiscal year ended September 30, 2013.
ITEM 1. BUSINESS
Our Business
EZCORP, Inc. is a Delaware corporation headquartered in Austin, Texas. We are a worldwide leader in delivering instant cash solutions to our customers through a wide variety of channels, products, services and markets. We offer our customers multiple ways to access instant cash through 1,342 locations and branches across the United States, Mexico, Canada and the United Kingdom. We offer these products through our four primary channels: in-store, online, worksite and mobile platforms.

We fulfill the growing global consumer demand for immediate access to cash, financial services and affordable pre-owned merchandise. We offer a variety of instant cash solutions, including collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans, including single- and multiple-payment unsecured loans and single- and multiple-payment auto title loans. In some U.S. locations (primarily in Texas), we do not offer loan products, but rather offer credit services to help customers obtain loans from independent third-party lenders.
We own a 60% interest in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), a leading payroll withholding lender headquartered in Mexico City; and a 51% interest in Renueva Commercial S.A.P.I. de C.V. ("TUYO"), a company headquartered in Mexico City that owns and operates buy/sell stores in Mexico City and the surrounding metropolitan area.
At September 30, 2013, we operated a total of 1,342 locations, consisting of:

•	495 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);

•	7 U.S. buy/sell stores (operating as Cash Converters);

•	239 pawn stores in Mexico (operating as Empeño Fácil);

•	489 U.S. financial services stores (operating primarily as EZMONEY);

•	15 buy/sell and financial services stores in Canada (operating as Cash Converters);

•	24 financial services stores in Canada (operating as CASHMAX);

•	19 buy/sell stores in Mexico (operating as TUYO); and

•	54 financial services branches in Mexico (operating as Crediamigo or Adex).
In addition, we offer consumer loans online in the U.S. and the U.K. operating primarily as EZMONEY.com and CashGenie.com, respectively.
We own approximately 30% of Albemarle & Bond Holdings, PLC, one of the United Kingdom's largest pawnbroking businesses with approximately 230 stores, and approximately 33% of Cash Converters International Limited, which is based in Australia and franchises and operates a worldwide network of approximately 700 locations that provide financial services and buy and sell second-hand goods. We also own the Cash Converters master franchise rights in Canada and are the franchisor of eight stores there.
At our pawn stores, we offer pawn loans, which are non-recourse loans collateralized by tangible personal property, and sell merchandise to customers looking for good value. The merchandise we sell consists of second-hand collateral forfeited from our pawn lending activities or purchased from customers and new or refurbished merchandise from third party vendors. In our Cash Converters stores, we also buy and sell second-hand goods. At our financial services stores and at some of our pawn and buy/sell stores, we offer a variety of consumer loan products, including single-payment, unsecured loans with maturity dates typically ranging from 7 to 30 days; multiple-payment unsecured loans that may be repaid over extended periods of up to seven months; single-payment 30-day loans secured by automobile titles; multiple-payment auto title loans that carry terms of two to five months; and revolving lines of credit, both unsecured and secured by automobile titles. In Texas, our financial services stores and our pawn stores that also offer financial services do not offer loan products themselves, but rather offer credit services to help customers obtain loans from independent third-party lenders.
Our business consists of three reportable segments: The U.S. & Canada segment, which includes all business activities in the United States and Canada; the Latin America segment, which includes our Empeño Fácil pawn operations and Grupo Finmart financial services operations in Mexico; and the Other International segment, which includes the Cash Genie online business in the U.K. and our equity interests in the net income of Albemarle & Bond and Cash Converters International.
The following table presents store data by segment:

	Fiscal Year Ended September 30, 2013
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	987	275	—	1,262	10
New openings	84	73	—	157	—
Acquired	12	26	—	38	—
Sold, combined or closed	(3)	(5)	—	(8)	(2)
Discontinued operations	(50)	(57)	—	(107)
End of period	1,030	312	—	1,342	8
The following components comprised our total revenues for each of the last three fiscal years:

	Fiscal Year Ended September 30,
	2013	2012	2011
Merchandise sales	36%	33%	34%
Jewelry scrapping sales	13%	21%	24%
Pawn service charges	25%	24%	23%
Consumer loan (including credit service) fees	25%	21%	19%
Other revenues	1%	1%	—%
Total revenues	100%	100%	100%
Pawn and Retail Activities
At our pawn stores, we make secured loans, which are typically small, non-recourse loans collateralized by tangible personal property. At September 30, 2013, we had an aggregate pawn loan principal balance of $156.6 million, and the average pawn loan was approximately $120. We earn pawn service charge revenue on our pawn lending. In fiscal 2013, pawn service charges accounted for approximately 25% of our total revenues and 39% of our net revenues.
While allowable service charges vary by state and loan size, many of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $130 and $135, but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 14% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically average U.S. $65. In fiscal 2013, 2012 and 2011, and on a consolidated basis, approximately 82%, 82% and 81%, respectively, of our pawn loans were redeemed in full or were renewed or extended.
Collateral for our pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods and musical instruments. Approximately 55% of our pawn loan collateral is jewelry, and the vast majority of that is gold jewelry. We do not evaluate the creditworthiness of a pawn customer but rely on the estimated resale value of the collateral and the perceived probability of the loan’s redemption. We generally lend from 25% to 65% of the collateral’s estimated resale value depending on an evaluation of these factors, and up to 80% based on scrap value.

Through our lending guidelines, we targeted an annual redemption rate (the percentage of loans made that are repaid, renewed or extended) between 78% and 84% over the last three fiscal years. If a customer does not repay, renew or extend a loan, the collateral is forfeited to us and becomes inventory available for sale. We do not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral.
The table below shows the dollar amount of our pawn loan activity for fiscal 2013, 2012 and 2011:

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in millions)
Loans made	$595.4	$572.0	$505.2
Loans repaid	(339.3)	(318.9)	(273.5)
Loans forfeited	(261.8)	(245.6)	(215.3)
Loans acquired in business acquisitions	5.7	6.8	8.6
Other	(0.3)	—	—
Change due to foreign currency exchange fluctuations	(0.7)	(2.0)	(0.9)
Net (decrease) increase in pawn loans outstanding at the end of the year	$(1.0)	$12.3	$24.1
Loans renewed	$247.3	$221.6	$173.4
Loans extended	$1,407.4	$1,234.2	$979.6
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
In our pawn stores and buy/sell stores, we acquire inventory for retail sales through pawn loan forfeitures and through purchases of customers’ merchandise and purchases of new or refurbished merchandise from third party vendors. We believe our ability to offer quality second-hand goods and refurbished goods at prices significantly lower than original retail prices attracts value-conscious customers. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Improper value assessment in the lending or purchasing process can result in lower margins or reduced marketability of the merchandise. During fiscal 2013, 2012 and 2011, we realized gross margins on retail sales of 41%, 43% and 43%, respectively.
During the three most recent fiscal years, sources of inventory additions were:

	Fiscal Year Ended September 30,
	2013	2012	2011
Forfeited pawn loan collateral	72%	72%	68%
Purchases	27%	26%	30%
Acquired in business acquisitions	1%	2%	2%
Total	100%	100%	100%
For fiscal 2013, 2012 and 2011, retail activities and jewelry scrapping (sales of precious metals and gemstones to refiners and gemstone wholesalers) accounted for approximately 49%, 55% and 58%, respectively, of our total revenues, or 29%, 35% and 37%, respectively, of net revenues. As a significant portion of our inventory and sales involve gold jewelry, our results can be heavily influenced by the market price of gold.
Customers may purchase a product protection plan that allows them to return or exchange certain general merchandise (non-jewelry) sold through our retail pawn operations within three to six months of purchase. We recognize the fees for this service as revenue ratably over the three to six month period of the plan.

We also offer a jewelry VIP package, which guarantees customers a minimum future pawn loan amount on the item sold, allows them full credit if they trade in the item to purchase a more expensive piece of jewelry, and provides minor repair service on the item sold. These fees are recognized on sale.
Customers may also purchase an item on layaway by paying a minimum layaway deposit of typically 10% to 20% of the item’s sale price. We hold the item for a 60 to 180-day period, during which the customer is required to pay the balance of the sales price. The initial deposit and subsequent payments are recorded as customer layaway deposits. Layaways are recorded as sales when paid in full. As of September 30, 2013, we held $8.6 million in customer layaway deposits. We record product protection, jewelry VIP and layaway fees as sales revenue, as they are incidental to sales of merchandise.
Our inventory is stated at the lower of cost or market. We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 2.8% of gross inventory at September 30, 2013 compared to 4.9% at September 30, 2012. The lower valuation allowance is reflective of periodic analyses conducted to value the inventory based on aging, profitability, sell-through rates and shrink in each classification, including jewelry and general merchandise. In addition, the closing of certain pawn stores in Mexico during fiscal 2013 favorably impacted this allowance at September 30, 2013. See “Item 1 — Business — Discontinued Operations” below.
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
In Texas, we do not offer consumer loans, but offer fee-based credit services to customers seeking loans. In these locations, we act as a credit services organization (or “CSO”) on behalf of customers in accordance with applicable state and local laws, and offer advice and assistance to customers in obtaining loans from unaffiliated lenders. Our services include arranging consumer loans with independent third-party lenders, assisting in the preparation of loan applications and loan documents and accepting loan payments for the lenders. We do not make, fund or participate in the consumer loans made by the lenders, but we assist customers in obtaining credit and enhance their creditworthiness by issuing letters of credit to guarantee customers’ payment obligations to the independent third-party lenders.
The specific financial services offered varies by location, but generally include some or all of the following:
Unsecured consumer loans — We offer a variety of unsecured consumer loans, including single-payment loans, multiple-payment loans, lines of credit and payroll withholding loans:

•
Single-payment loans — Single-payment loans are short-term loans (generally less than 30 days and averaging about 18 days) with due dates corresponding to the customer’s next payday. Principal amounts of single-payment unsecured loans can be up to $1,500, but average approximately $500. In the U.S. we typically charge a fee of 15% to 22% of the loan amount for a 7 to 23-day period. Online in the United Kingdom, we charge a fixed fee of 30% of the loan amount for up to 28 days.

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

•
Lines of credit — Revolving lines of credit operate similarly to a typical credit card. Customers may borrow as needed, may fully repay borrowed amounts at any point and are billed at regular intervals with certain minimum principal and fee payment requirements due in each billing cycle. Billing cycle due dates range from two weeks to a month and generally correspond with the customer’s paydays. Customers may borrow up to their approved credit line, and may re-borrow any repaid amounts. We provide lines of credit ranging from $100 to $700 and typically charge an annual fee of $30 per account and a monthly fee approximating 43% of the amount borrowed.

•
Payroll withholding loans — In Mexico, Grupo Finmart has approximately 70 active payroll withholding agreements with Mexican employers, primarily federal, state and local governments and agencies, and provides unsecured multiple-payment consumer loans to the employees of the various employers. Interest and principal payments are collected through payroll deductions. The average loan is approximately U.S. $1,200, with a term of 31 months and annual yields of approximately 56%.
Secured consumer loans — We offer three principal types of secured consumer loans:

•
Single-payment auto title loans — Single-payment auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $10,000, but average about $1,000. Loan amounts are established based on customers’ income levels, an inspection of the automobile and title and reference to market values of used automobiles. We earn a fee of 10% to 30% of auto title loan amounts.

•
Multi-payment auto title loans — In Texas, we assist customers in obtaining multiple-payment auto title loans from unaffiliated lenders. Multiple-payment auto title loans primarily carry a term of five months with principal amounts ranging from $150 to $10,000, but average about $1,100. We earn a fee of 50% to 140% of the initial loan amount.

•
Auto title lines of credit —The terms and fee structure of auto title lines of credit are similar to those of unsecured lines of credit described above, except that they are secured by the titles to customers’ automobiles. We provide lines of credit ranging from $100 to $8,000 and typically charge an initial lien fee per account and a monthly fee approximating 25% of the amount borrowed.

As of September 30, 2013, our U.S. online lending business operated in six states. In Louisiana, Missouri, South Dakota and Hawaii, we offer single-payment loans. The average single-payment loan principal is approximately $400 and the term is generally less than 30 days. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 15% to 45% of the original principal amount of the loan. In both Texas and Ohio, we offer credit services to customers seeking short-term consumer loans from unaffiliated lenders. We do not originate any of these loans made to customers, but instead earn a fee for assisting customers in obtaining credit from the unaffiliated lenders and for enhancing customers' creditworthiness by providing a guarantee to the unaffiliated lenders. In Texas and Ohio, customers may obtain single-payment unsecured consumer loans, with principal amounts up to $1,500 and average about $460. We also offer single- and multiple-payment loans online in the U.K.
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
If a credit service customer defaults on a loan, we pay the lender the principal and accrued interest due under the loan and an insufficient funds fee and charge those amounts to bad debt expense. We then attempt to collect those amounts from the customer. Subsequent recoveries are recorded as a reduction of bad debt at the time of collection. We also record as bad debt expense an accrual of expected losses for principal, interest and insufficient fund fees we expect to pay the lenders on default of the lenders’ current loans. This estimate is based on recent default and collection experience and the amount of loans the lenders have outstanding.

The table below shows the dollar amount of our consumer loan activity for the three most recent fiscal years. For purposes of this table, consumer loan balances include the principal portion of loans (net of valuation allowance) recorded on our balance sheet and the principal portion of active brokered loans outstanding from unaffiliated lenders, which is not included on our balance sheet.

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in millions)
Combined consumer loans:
Loans made	$446.9	$366.4	$277.2
Loans repaid	(346.7)	(313.8)	(241.2)
Loans forfeited, net of collections on bad debt	(57.1)	(42.4)	(38.1)
Loans acquired in business acquisition	3.9	68.7	—
Change due to foreign currency exchange fluctuations	(4.2)	1.1	—
Net increase (decrease) in consumer loans outstanding at the end of the year	$42.8	$80.0	$(2.1)

Consumer loans made by unaffiliated lenders (credit services only):
Loans made	$119.2	135.6	130.0
Loans repaid	(88.4)	(112.5)	(109.8)
Loans forfeited, net of collections on bad debt	(26.4)	(24.6)	(23.0)
Net increase (decrease) in consumer loans outstanding at the end of the year	$4.4	$(1.5)	$(2.8)

Consumer loans made by us:
Loans made	$327.7	230.8	147.2
Loans repaid	(258.3)	(201.3)	(131.4)
Loans forfeited, net of collections on bad debt	(30.7)	(17.8)	(15.1)
Loans acquired in business acquisition	3.9	68.7	—
Change due to foreign currency exchange fluctuations	(4.2)	1.1	—
Net increase in consumer loans outstanding at the end of the year	$38.4	$81.5	$0.7
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
Our payroll withholding lending business in Mexico operates using a network of low-cost branch offices dedicated to making loans to employees of government agencies and other employers with whom Grupo Finmart has processing and withholding agreements in place. A centralized corporate office provides the lending approval function, processing of loans and repayments, collections, sales support and other administrative functions. Each branch location is headed by a sales manager and, depending upon size of the region, may have between eight and fifteen sales professionals reporting through the branch. Sales professionals are commission-based, with earnings tied to loans originated. All loan requests are approved or declined through the centralized credit process. Grupo Finmart also utilizes a network of brokers to augment the sales force.
We have an internally developed store level point of sale system that automates the recording of pawn, merchandise purchase and sale transactions. We also have a separate loan management computer system specifically designed to handle consumer loan transactions. We have redundant backup systems in the event of a system failure or natural disaster. Financial data from stores owned by our wholly owned subsidiaries is processed at the corporate office each day and the preceding day’s data are available for management review via our internal network. For stores and operations owned by majority-owned subsidiaries, weekly financial data is provided to the corporate office. Our communications network provides information access between the stores and the corporate office.
Our internal audit staff monitors the perpetual inventory system, lending practices, regulatory compliance and compliance with our policies and procedures. Each location is typically audited multiple times annually, adjusted based on estimated risk.
As of September 30, 2013, we employed approximately 7,500 team members. We believe that our success is dependent upon our team members’ ability to provide prompt and courteous customer service and to execute our operating procedures and standards. We seek to hire people who will become long-term, career team members. To achieve our long-range personnel goals, we offer a structured career development program for all of our field team members. This program includes computer-based training, formal structured classroom training and supervised on-the-job training. All store team members, including managers, must meet certain competency criteria prior to hire or promotion and participate in on-going training classes and formal instructional programs. Our career development program develops and advances our employees and provides training for the efficient integration of experienced managers and team members from outside the company.
Trademarks and Trade Names
We operate our U.S. pawn stores principally under the names “EZPAWN” or “Value Pawn” and the Mexico pawn stores under the name “EMPEÑO FÁCIL.” Our U.S. financial services stores operate under a variety of names, including “EZMONEY Payday Loans,” “EZ Loan Services,” “EZ Payday Advance” and “EZPAWN Payday Loans,” and our CSO stores operate under the name “EZMONEY Loan Services.” Our financial services and buy/sell stores in Canada operate under the names “CASHMAX” or “Cash Converters.” In Mexico, we offer payroll withholding loans under the names “Crediamigo” and “Adex." In the U.K. we offer consumer loans online under the name "Cash Genie." We have registered with the United States Patent and Trademark Office the names EZPAWN, EZMONEY and EZCORP, among others. We hold a trademark in Mexico for the name “EMPEÑO FÁCIL” and are the master franchisee in Canada for the “Cash Converters” brand.
Growth and Expansion
We plan to expand the number of locations we operate through opening de novo locations and through acquisitions. We believe that the largest growth opportunities are with de novo stores in Mexico and the U.S., pawn store acquisitions in the U.S. and online lending, both in the U.S. and internationally. We continually evaluate and test new products and formats, which may result in expansion opportunities or strategic investments.
The cost of opening de novo stores varies based on the size, type and location of stores opened. During fiscal 2013, we opened 15 de novo U.S./Canada locations, each requiring an average property and equipment investment of approximately $360,000. We also opened 69 U.S. Financial Services stores, each requiring an average property and equipment investment of approximately $90,000. In Mexico, we opened 66 de novo pawn stores, each requiring an average property and equipment investment of approximately $190,000.
Our ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel.
Discontinued Operations
During fiscal 2013, we implemented a plan to close 107 legacy stores in a variety of locations. These stores were generally older, smaller stores that did not fit our future growth profile. We will continue to execute our growth plan by opening stores that are in-line with our growth strategy, broadening our online selling and lending channels, and adding numerous new products across the portfolio of companies in order to better serve our customers in the formats they desire and with products and services they want.
The store closings included:

•	57 stores in Mexico, 52 of which were small, jewelry-only asset group formats. We will continue to operate our full-service “store-within-a-store,” or SWS, locations under the Empeño Fácil brand.

▪
29 stores in Canada, where we are in the process of transitioning to an integrated buy/sell and financial services model under the Cash Converters brand. The affected asset group consists of stores that are not optimal for that model because of location or size. We will continue to operate full-service buy/sell and financial services center stores under the Cash Converters brand in Canada and the United States.

▪
20 financial services stores in Dallas, Texas and the State of Florida, where we are exiting both locations primarily due to onerous regulatory requirements. In addition, one jewelry-only concept store was closed, which was our only jewelry-only store in the United States.

In connection with these store closings, we incurred charges for lease termination costs, asset and inventory write-down charges to net realizable liquidation value, uncollectible receivables, and employee severance costs. We recognized $22.2 million of pre-tax charges related to these store closings during fiscal 2013. These exit costs have been recorded as part of the loss from discontinued operations, net of tax, in our consolidated statements of operations.
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
Our competitors for merchandise sales include numerous retail and wholesale stores, such as jewelry stores, discount retail stores, consumer electronics stores, other pawn stores, other resale stores, electronic commerce retailers and auction sites. Competitive factors in our retail operations include the ability to provide the customer with a variety of merchandise at an exceptional value and convenience.
The pawn industry in the United States is large and highly fragmented. The industry consists of approximately 13,000 pawn stores owned primarily by independent operators who own one to three locations, and we consider the industry relatively mature. We are the second largest operator of pawn stores in the United States, with 495 locations at September 30, 2013. The three largest pawn store operators account for approximately 10% of the total estimated pawn stores in the United States.
The pawn industry in Mexico is also fragmented, but less so than in the United States. The industry consists of approximately 5,000 pawn stores owned by independent operators and chains, including some not-for-profit organizations. The pawn industry, particularly full-line stores offering general merchandise and jewelry loans and resale, remains in more of an expansion stage in Mexico than in the United States. The market for gold-only pawn stores is mature. We exited the gold-only pawn store format in Mexico during fiscal 2013.
The unsecured payroll lending industry in Mexico is less developed than other Latin American countries. Payroll lending in Mexico is generally marketed to public sector employees, who on average earn more and rotate less frequently than their private sector peers. Additionally, government entities tend to be more stable and on average have more employees than private companies. It is estimated that less than 15% of the market potential is being serviced. Grupo Finmart is the third largest vertically integrated payroll lender in Mexico with 54 branch offices located in 23 of the 32 states in the country.
The specialty financial services industry in the United States is mature and is larger and more concentrated than the pawn industry. The industry consists of a number of online lenders and approximately 20,000 locations that are either mono-line stores offering only short-term consumer loans or businesses offering short-term consumer loans in addition to other products and services, such as check cashing stores, automobile title loan stores, pawn stores and stores offering reloadable debit cards. The ten largest short-term consumer loan companies, including us, operate approximately 45% of the total number of physical locations. Recently, several national and regional banks have begun offering cash advance products with similar characteristics and rate structures to our short-term consumer loans.
The specialty financial services industry in Canada consists of approximately 1,500 locations that are either single-line stores offering only short-term consumer loans or businesses offering short-term consumer loans in addition to other products and services, such as check cashing stores, pawn stores and stores offering reloadable debit cards or bank accounts. The Canadian short-term consumer loan industry is highly concentrated, with the three largest companies operating approximately 75% of the total number of locations.

Strategic Investments
Albemarle & Bond — At September 30, 2013, we held almost 30% of the outstanding shares of Albemarle & Bond Holdings PLC, a publicly traded company headquartered in Reading, United Kingdom. At December 31, 2012, the latest date at which Albemarle & Bond has publicly reported results, Albemarle & Bond operated 233 locations in the United Kingdom that offer pawn loans, payday loans, installment loans, check cashing and retail jewelry.
Albemarle & Bond has not yet released its financial statements as of June 30, 2013; therefore, income reported for our fiscal year ended September 30, 2013 is based on management's best estimate of Albemarle & Bond's fiscal 2013 results. For its six months ended December 31, 2012 (their most recently published interim financial results), Albemarle & Bond's gross revenues decreased 6% to £58.9 million ($93.8 million), its net income decreased 31% to approximately £6.1 million ($9.8 million), and its diluted earnings per share decreased 31% to £0.1109 ($0.1791). Albemarle & Bond's stock is traded on the Alternative Investment Market of the London Stock Exchange. We are its largest single shareholder and currently hold two of the nine seats on Albemarle & Bond’s board of directors. We account for our investment in Albemarle & Bond under the equity method. In fiscal 2013, we estimated our full-year interest in Albemarle & Bond's income to be $2.3 million and we received dividends of $3.3 million.
On April 19, 2013, Albemarle & Bond announced that it expected profits for their full fiscal year (ending June 30, 2013) to be materially below market expectations, citing reduction in gold buying profit and pressures on its pawn loan business due to the challenging gold environment and increased competition. In addition, Albemarle & Bond's Board of Directors announced that their CEO would step down earlier than planned. In early October 2013, Albemarle & Bond announced that discussions to underwrite an equity funding had failed and they were in ongoing discussions with their banks to negotiate covenants. The market price of Albemarle & Bond’s stock declined as a result of this information. Due to these events, we evaluated the economic and strategic benefits of continuing to hold this investment. Based on the review as of October 18, 2013, we determined that the fair value of this investment was less than its carrying value as of September 30, 2013 and that this impairment was other than temporary. As a result, we recognized an other than temporary impairment of $42.5 million ($28.7 million, net of taxes). This amount is included in impairment of investments in our consolidated statements of operations. As of September 30, 2013, we estimated the fair value of our investment in Albemarle & Bond to be approximately $9.4 million, which equaled our post impairment book value.
Cash Converters International — At September 30, 2013, we owned approximately 33% of the total ordinary shares of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia. We acquired the shares between November 2009 and November 2012 for approximately $68.8 million. Pursuant to a shareholders agreement, we hold two of the five seats on Cash Converters’ board of directors. Cash Converters franchises and operates a worldwide network of approximately 700 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods. Cash Converters has significant store concentrations in Australia and the United Kingdom. In the short-term, we expect Cash Converters will continue buying back franchised locations and converting them into company operated stores as well as increasing its portfolio of short-term consumer loans in Australia and the U.K.
The Consumer Credit and Corporations Legislation Amendment (Enhancements) Bill 2011 was passed by the Australian Parliament in August 2012. This new law, which went into effect on July 1, 2013, imposes certain limitations and restrictions on short-term consumer loans in Australia, including interest limitations and restrictions on extensions and refinancings. These limitations and restrictions, however, are more favorable to the industry than previous proposals, and the passage of these rules should stabilize the Australian regulatory environment related to short-term consumer loans for the foreseeable future.
For its fiscal year ended June 30, 2013, Cash Converters’ gross revenue improved 16% to AUS $272.7 million (U.S. $280.1 million), net income improved 12% to AUS $32.9 million (U.S. $33.8 million) and diluted earnings per share increased 4% to AUS $0.0792 (U.S. $0.0813). For the year, Cash Converters declared dividends of AUS $0.04 (U.S. $0.0411) per share. We account for our investment in Cash Converters under the equity method. In fiscal 2013, our interest in Cash Converters’ income was $9.6 million and we received dividends of $5.1 million. Based on the closing price and exchange rates on September 30, 2013, the market value of our investment in Cash Converters was approximately $165.7 million compared to its book value of $87.6 million.
Regulation
Our operations are subject to extensive regulation under various federal, state and local laws and regulations, and we believe that we conduct our business in material compliance with all of these rules. The following is a general description of significant regulations affecting our business. For a geographic breakdown of our operating locations, see “Part I — Item 2 — Properties.”
Pawn and Retail Regulations
Our pawn stores are regulated by the states in which they are located and, in some cases, by individual municipalities or other local authorities. The applicable statutes, ordinances and regulations vary from location to location and typically impose licensing requirements for pawn stores or individual pawn store employees. Licensing requirements typically relate to financial responsibility and character, and may establish restrictions on where pawn stores can operate. Additional rules regulate various aspects of the day-to-day pawn operations, including the pawn service charges that a pawn store may charge, the maximum amount of a pawn loan, the minimum or maximum term of a pawn loan, the content and format of the pawn ticket and the length of time after a loan default that a pawn store must hold a pawned item before it can be offered for sale. Failure to observe applicable regulations could result in a revocation or suspension of pawn licenses, the imposition of fines or requirements to refund service charges and fees, and other civil or criminal penalties. We must also comply with various federal requirements regarding the disclosure of the annual percentage rate, finance charge, amount financed, total of payments and payment schedule related to each pawn loan transaction. Additional federal regulations applicable to our pawn lending business are described in “Other Federal Regulations” below.

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
We must also comply with various federal requirements (including the Truth in Lending Act and Regulation Z) regarding the disclosure of annual percentage rate, finance charge, amount financed, total of payments and payment schedule related to each loan transaction. With respect to our debt collection activities, we are required to comply with the provisions governing “creditors” under the federal Fair Debt Collection Practices Act and similar state laws regulating debt collection practices. Additional federal regulations applicable to our short-term consumer loan business are described in “Other Federal Regulations” below.
In Texas, we do not make loans to customers, but rather offer fee-based credit services, including assistance in arranging loans with independent third-party lenders. As required by state law, we are registered as a Credit Services Organization (“CSO”) in order to provide such services and, pursuant to state laws effective January 1, 2012, are licensed as a Credit Access Business (“CAB”). The applicable CSO law requires us to provide each customer with an upfront disclosure statement describing, among other things, the services to be provided and the fees to be charged and, upon entering into a transaction, with a written contract fully describing the services provided. The law prohibits us from receiving compensation solely for referring a customer to a lender and also provides for other disclosure requirements, cancellation rights for customers and prohibitions on fraudulent or deceptive conduct. The law governing CABs requires us to provide conspicuous notices regarding fees and certain other disclosures and requires us to report certain information regarding customer transactions to the Texas Office of the Consumer Credit Commissioner. Violations of these laws could subject us to criminal and civil liability. The independent lenders are not required to be licensed and are not regulated by any state agency so long as the interest rate charged on the loan does not exceed 10% per annum. The lenders are also permitted to charge late fees and insufficient funds fees. The lenders are subject to the federal regulations described below with regard to their lending activities. Certain cities in Texas, specifically,

Austin, Dallas and San Antonio, have enacted municipal regulation of CAB products and the payday loans and auto title loans to which they provide access. The City of Houston recently announced that it will consider adopting similar regulations.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act, enacted in July 2010, established the Consumer Financial Protection Bureau (the “CFPB”), which exercises supervisory and examination powers over companies that offer payday loans. The CFPB also may exercise regulatory authority over other products and services that we offer. The CFPB recently issued "Payday Loans and Deposit Advance Products — A White Paper of Initial Data Findings" and concluded in part with respect to payday loans:
The CFPB recognizes its responsibility to implement Federal consumer financial laws to ensure that "markets for consumer financial products and services are fair, transparent and competitive." The potential consumer harm and the data gathered to date are persuasive that further attention is warranted to protect consumers. Based upon the facts uncovered through our ongoing work in this area, the CFPB expects to use its authorities to provide such protections.
At this time it is not possible to accurately predict what affect the CFPB will have on our business.
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
Other Federal Regulations
All of our lending activities, both pawn loans and short-term consumer loans, are subject to other state and federal statutes and regulations, including the following:

•
We are subject to the federal Gramm-Leach-Bliley Act and its underlying regulations, as well as various state laws and regulations relating to privacy and data security. Under these regulations, we are required to disclose to our customers our policies and practices relating to the protection and sharing of customers’ nonpublic personal information. These regulations also require us to ensure that our systems are designed to protect the confidentiality of customers’ nonpublic personal information, and many of these regulations dictate certain actions that we must take to notify customers if their personal information is disclosed in an unauthorized manner. We are subject to the Fair Credit Reporting Act, which was enacted, in part, to address privacy concerns associated with the sharing of consumers’ financial information and credit history contained in consumer credit reports and limits our ability to share certain consumer report information. We are subject to the Federal Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, and requires us to adopt written guidance and procedures for detecting, preventing and mitigating identity theft, and to adopt various policies and procedures (including employee training) that address and aid in detecting and responding to suspicious activity or identify theft “red flags.”

•
The federal Equal Credit Opportunity Act prohibits discrimination against any credit applicant on the basis of any protected category such as race, color, religion, national origin, sex, marital status or age (provided the applicant has the capacity to enter into a binding contract), because all or part of the applicant's income derives from any public assistance program, or because the applicant has in good faith exercised any right under the Consumer Protection Act. Under the Equal Credit Opportunity Act and the Fair Credit Reporting Act, if we deny an application for credit, we are required to provide the applicant with a Notice of Adverse Action, informing the applicant of (a) the action taken regarding the credit application, (b) a statement of the prohibition on discrimination, (c) the name and address of both the creditor and the federal agency that monitors compliance, (d) the applicant’s right to learn the specific reasons for the denial, (e) whether the credit decision was based on in whole or in part on information obtained from the credit report, (f) a consumer's right to a free copy of the credit report from the reporting agency, (g) the consumer's right to dispute inaccurate information with the reporting agency and (h) whether our credit decision was based in whole or in part on information obtained from an affiliate or from an outside source other than a customer reporting agency and the right to know the nature of such information.

•
Under the USA PATRIOT Act, we must maintain an anti-money laundering compliance program that includes the development of internal policies, procedures and controls; the designation of a compliance officer; an ongoing employee training program; and an independent audit function to test the program.

•
We are also subject to the Bank Secrecy Act and its underlying regulations, which require us to report and maintain records of certain high-dollar transactions. In addition, federal laws and regulations prohibit us from doing business with terrorists and require us to report certain suspicious transactions to the Financial Crimes Enforcement Network of the Treasury Department (“FinCen”). Generally, a transaction is considered to be suspicious if we know, suspect or have reason to suspect that the transaction (a) involves funds derived from illegal activity or is intended to hide or disguise such funds, (b) is designed to evade the requirements of the Bank Secrecy Act or (c) appears to serve no legitimate business or lawful purpose. Certain of our subsidiaries are registered with FinCen as money services businesses by virtue of the check cashing or money transmission services they provide.

•
Federal law limits the annual percentage rate that may be charged on loans made to active duty military personnel and their immediate families at 36%. This 36% annual percentage rate cap applies to a variety of loan products, including consumer loans, though it does not apply to pawn loans. We do not make consumer loans to active duty military personnel or their immediate families because it is not economically feasible for us to do so at these rates.

•
We are subject to the Electronic Funds Transfer Act and its underlying regulations, which govern our ability to credit our customers' bank accounts electronically with loan proceeds and to accept electronic payments from our customers by debiting our customers' bank accounts through various electronic card payment networks, such as VISA® and MasterCard®, and other clearing house associations, such as NACHA, the Electronic Payments Association.

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
ITEM 1A. RISK FACTORS
There are many risks and uncertainties that may affect the operations, performance, development and results of our business. Many of these risks are beyond our control. The following is a description of the important risk factors that may affect our business. If any one or more of these risks actually occur, our business, financial condition or results of operations would likely suffer. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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
Adverse legislation could be enacted in any country, state or municipality in which we operate. If such legislation is enacted in any particular jurisdiction, we generally evaluate our business in the context of the new legislation and determine whether we can continue to operate in that jurisdiction with new or modified products or whether it is feasible to enhance our business with additional product offerings. In any case, if we are unable to continue to operate profitably under the new law, we may decide to close or consolidate stores, resulting in decreased revenues, earnings and assets.
For example, in 2011 and 2012, the Cities of Austin, Dallas and San Antonio, Texas adopted municipal ordinances imposing restrictions on certain financial services products we can offer as a credit services organization or credit access business in those cities. Specifically, the ordinances require municipal registrations, limit the amount borrowers can borrow and require principal paydowns on refinancing or with each installment payment. These limitations and restrictions make the products less attractive to our customers, thus lessening demand, and severely impair the financial viability of our financial services business in those cities. We recently closed 20 financial services stores in Dallas, primarily due to the onerous regulatory requirements of the municipal ordinance. See “Item 1 — Business — Discontinued Operations.” The City of Houston recently announced that it will consider adopting a similar ordinance.
In addition, any financial services business that we undertake directly in international jurisdictions, as well as the financial services businesses conducted by our strategic affiliates, are subject to a variety of regulation by international governmental authorities. Adverse legislation or regulations could be enacted in any of such international jurisdictions, with the result that the financial services business in that jurisdiction becomes less profitable or unprofitable. For example, the Consumer Credit and Corporations Legislation Amendment (Enhancements) Bill 2011 was passed by the Australian Parliament in August 2012. This new law, which went into effect on July 1, 2013, imposes certain limitations and restrictions on short-term consumer loans in Australia, including interest limitations and restrictions on extensions and refinancings. See ‘‘Part I—Business—Strategic Investments.’’ Further, the Financial Conduct Authority, which on April 1, 2014, will assume primary regulatory authority over short-term consumer lending in the U.K., recently released guidance that focuses on the affordability of the credit extended (i.e., the customer’s ability to repay), the use of continuous payment authority to collect repayments and sustained use short-term credit products. This guidance, when it becomes effective regulation, along with other regulations that may be issued in the future, could have an adverse impact on our online lending business in the U.K.
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
Gold jewelry comprises a significant portion of the collateral security for our pawn loans and our inventory, and gold scrapping accounts for a significant portion of our revenues and gross profit. Pawn service charges, sales proceeds and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values and the volume of gold transactions. A decline in the availability of gold or our customers’ willingness or ability to sell us gold or use gold as collateral for pawn loans could significantly impact our business. During fiscal 2012 and fiscal 2013, we experienced a significant softening of gold prices and volumes, which had a significant negative impact on our profitability. The impact on our financial position and results of operations of a continued decrease in gold values or volumes or a change in customer behavior cannot be reasonably estimated because the market and customer response to changes in gold values is not known; however, a significant decline in gold values or gold volumes could result in decreases in sales, sales margins and pawn service charge revenues.
The Consumer Financial Protection Bureau has begun exercising its supervisory role over short-term, small-dollar lenders, which could result in a material adverse effect on our operations and financial performance.
As noted under ‘‘Item 1 — Business — Regulation — Short-Term Consumer Loan Regulations,’’ the Dodd-Frank Wall Street Reform and Consumer Protection Act established the Consumer Financial Protection Bureau (the ‘‘CFPB’’), which has the power to, among other things, regulate companies that offer or supply payday loans and other products and services that we offer. The CFPB now exercises its supervisory and regulatory authority over non-depository companies providing consumer financial services products and services.
Under its supervisory and examination powers, the CFPB has authority to inspect short-term lenders’ books and records and lending practices, including marketing, underwriting, loan application and processing and collections. The CFPB has published its Short-Term, Small-Dollar Lending Examination Procedures, outlining the guidelines that CFPB examiners will use in examining short-term lenders. The CFPB has begun to conduct examinations of payday loan companies to assess companies’ compliance with federal consumer financial services laws, obtain information on the activities and procedures of short-term lenders and detect risks to consumers. Should the CFPB determine that a financial service provider is in violation of federal law, it has broad authority to initiate administrative actions or litigation, in which it may seek cease and desist orders for the provider’s activities, rescission of loan contracts and administrative fines and penalties.
The CFPB also has rule-making authority over short-term lenders. While it does not have authority to regulate fees, it conceivably could adopt rules that could impair the viability or financial performance of products and services. On April 24, 2013, the CFPB issued a report following an in-depth review of short-term small dollar loans, including payday loans. While the CFPB acknowledges the clear demand for small dollar credit products, it does express concern regarding the risk of sustained use of these products by some consumers. The CFPB reiterated its authority to adopt rules identifying unfair, deceptive or abusive practices in connection with the offering of consumer financial products and services and stated that it expects to use its authority to provide such protections. It is not possible to accurately predict what affect the CFPB will have on our business. The CFPB, through its supervisory or enforcement role or through its rule-making authority, could take actions that would have a material adverse effect on our operations and financial performance.
A significant portion of our business is concentrated in Texas.
As of September 30, 2013, over half of our financial services stores and almost half of our domestic pawn stores were located in Texas, and those stores account for a significant portion of our revenues and profitability. With the exception of activity at the municipal level that has negatively impacted (or may negatively impact) our financial services business, the legislative, regulatory and general business environment in Texas has been relatively favorable for our business activities. We have been successful in growing and expanding our businesses in areas outside Texas for the past several years, and we expect that our business in other areas will continue to grow faster than our business in Texas.
A negative legislative or regulatory change in Texas could have a material adverse effect on our overall operations and financial performance. We offer short-term consumer loans in Texas through our credit services organization program in both storefronts and online. If new adverse legislation is enacted in Texas, it could require us to alter or discontinue some or all of our consumer loan business in Texas. During the most recent regular legislative session (which ended in May 2013), the Texas Senate passed a bill that, had it been enacted into law, would have adversely affected our consumer loan business in Texas. The bill included caps on fees, limitations on the amounts that can be loaned, limitations on the number of refinancings, cooling off periods and other restrictions. That bill failed to gain sufficient support in the Texas House of Representatives and was not enacted into law. There can be no assurance that similar legislation will not be considered, or possibly enacted, during future legislative sessions. Even if no legislation is enacted at the state level, various municipalities may still consider and enact ordinances that restrict short-term consumer loans (as Dallas, Austin, San Antonio and several smaller cities have already done, and Houston is proposing to do).
A significant change in foreign currency exchange rates could have a material adverse impact on our earnings and financial position.
We have foreign operations in Mexico, Canada and the United Kingdom and equity investments in the United Kingdom and Australia. Our assets and investments in, and earnings and dividends from, each of these must be translated to U.S. dollars from their respective functional currencies. A significant weakening of any of these foreign currencies could result in lower assets and earnings in U.S. dollars, resulting in a material adverse impact on our financial position, results of operations and cash flows.
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
In Texas, where over half of our financial services stores are located, we do not make consumer loans to customers, but assist customers in arranging loans with unaffiliated lenders. We also have a similar arrangement for our online lending business in Ohio. Our credit services organization or credit access business could be adversely affected if (a) we were to lose our current relationships with unaffiliated lenders and were unable to establish a relationship with another unaffiliated lender who was willing and able to make short-term loans to our Texas customers or (b) the unaffiliated lenders are unable to obtain capital or other sources of funding at appropriate rates.
Achievement of our growth objectives is dependent upon our ability to open and acquire new stores.
Our expansion strategy includes opening de novo store locations and acquiring existing stores. The success of our de novo store strategy is contingent upon numerous factors that cannot be predicted or controlled, such as the availability of acceptable locations with a desirable customer base, the negotiation of acceptable lease terms, the ability to obtain required government permits and licenses and the existence of a suitable competitive environment. In addition, our acquisition strategy is dependent upon the availability of attractive acquisition candidates. The achievement of our growth objectives is also subject to our ability to attract, train and retain qualified team members. Failure to achieve our expansion goals would adversely affect our prospects and future results of operations.
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
We require continued access to capital. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results. We currently have a $200 million revolving credit facility with a syndicate of banks. If one of those banks is unable to provide funding in accordance with its commitment, our available credit could be reduced. Our current credit facility is scheduled to terminate in May 2015. Our ability to obtain a new credit facility or alternative financing will depend upon market conditions and our financial condition at the time. If we are unable to obtain a new credit facility or other alternative financing on terms that are acceptable to us, our ability to achieve our growth objectives, and our financial condition and results of operations, may be adversely affected.
Changes in competition from various sources could have a material adverse impact on our ability to achieve our plans.
We encounter significant competition from other pawn stores, cash advance companies, credit service organizations, credit access businesses, online lenders, consumer finance companies and other forms of financial institutions and other retailers, many of which have significantly greater financial resources than we do. Significant increases in the number or size of competitors or other changes in competitive influences could adversely affect our operations through a decrease in the number or quality of loan products and services we are able to provide or our ability to liquidate forfeited collateral at acceptable margins.
One person beneficially owns all of our voting stock and controls the outcome of all matters requiring a vote of stockholders, which may influence the value of our publicly traded non-voting stock.
Phillip E. Cohen is the beneficial owner of all of our Class B Voting Common Stock. As a result of his equity ownership stake, Mr. Cohen controls the outcome of all issues requiring a vote of stockholders and has the ability to control our policies and operations. All of our publicly traded stock is non-voting stock. Consequently, stockholders other than Mr. Cohen have no vote with respect to the election of directors or any other matter requiring a vote of stockholders except as required by law. This lack of voting rights may adversely affect the market value of our publicly traded Class A Non-Voting Common Stock.
In addition, we have regularly entered into, and may continue to enter into, advisory services agreements with Madison Park, LLC, a financial advisory firm wholly owned by Mr. Cohen. See “Part III — Item 13 — Certain Relationships and Related Transactions, and Director Independence — Related Party Transactions — Agreement with Madison Park.”
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

Our online short-term consumer lending business is subject to additional risks.
In addition to being subject to the various federal, state and local regulations that are applicable to short-term consumer lending generally, our online short-term consumer loan business (both in the U.S. and the U.K.) is subject to other regulations and risks. For example, we will be dependent on third parties, referred to as lead providers, to provide us with prospective new customers. Generally, lead providers operate separate websites to attract prospective customers and then sell those ‘‘leads’’ to online lenders. As a result, the success of our online consumer lending business depends substantially on the willingness and ability of lead providers to send us customer leads at prices acceptable to us. The loss or a reduction in leads from lead providers, or the failure of our lead providers to maintain quality and consistency in their programs or services, could reduce our customer prospects and could have a material adverse effect on the success of this line of business. Furthermore, the lead providers’ failure to comply with applicable laws or regulations, or any changes in laws or regulations applicable to lead providers, could have an adverse effect on our online consumer lending business. Federal legislation was introduced in the U.S. in July 2012 that, if enacted in its current form, would prohibit the use of lead providers or generators to secure consumer business. If such legislation were to be enacted, it would significantly impact the manner in which the online lending business is conducted, and could significantly negatively affect the success and profitability of our online lending business.
We may be subject to litigation proceedings that could harm our business.
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of any current actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, litigation is subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from conducting our business as we currently do. If we were to receive an unfavorable ruling in a matter, our business and results of operations could be materially harmed.
We invest in companies for strategic reasons and may not realize a return on our investments.
We currently have significant investments in Albemarle & Bond Holdings PLC and Cash Converters International Limited, both of which are publicly traded companies based outside the United States. We have made these investments, and may in the future make additional investments in these or other companies, to further our strategic objectives. The success of these strategic investments is dependent on a variety of factors, including the business performance of the companies in which we invest and the market’s assessment of that performance. If the business performance of any of these companies suffers, then the value of our investment may decline. If we determine that an other-than-temporary decline in the fair value exists for one of our equity investments, we will be required to write down that investment to its fair value and recognize the related write-down as an investment loss. Based on our review of Albemarle & Bond and its business as of September 30, 2013, we wrote down our investment and recognized an investment loss for the fourth quarter of fiscal 2013. See “Item 1 — Business — Strategic Investments — Albemarle & Bond.” Furthermore, there can be no assurance that we will be able to dispose of some or all of the investment on favorable terms, should we decide to do so in the future. Any realized investment loss would adversely affect our results of operations.
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

We could be subject to changes in tax rates, the adoption of new tax laws in the U.S. or other countries, or exposure to additional tax liabilities.
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
Our business or operations could be subject to interruption or damage due to inclement weather, natural disaster, power loss, acts of violence, terrorist attacks, war or similar events. Such events could impair our customers' access to our business, impact our ability to expand or continue our operations or otherwise have an adverse effect on our financial condition.
A decrease in demand for our products and specialty financial services and our failure to adapt to such decrease could result in a loss of revenue and could have a material adverse effect on us.
Although our products and services are a staple of our customer base, the demand for a particular product or service may decrease due to a variety of factors, such as regulatory restrictions that reduce customer access to particular products, the availability of competing products or changes in customers' financial conditions. Should we fail to adapt to a significant change in our customers' demand for, or access to, our products, our revenues could decrease significantly. Even if we make adaptations or introduce new products to fulfill customer demand, customers may resist or may reject products whose adaptations make them less attractive or less available. In any event, the effect of any product change on the results of our business may not be fully ascertainable until the change has been in effect for some time. In particular, we have changed, and will continue to change, some of our consumer loan operations and the products we offer. Any of these events could result in a loss of revenue and could have a material adverse effect on our business, prospectus, results of operations and financial condition.
Our Mexican payroll withholding business is highly dependent on the relationships that we build and sustain with state and local governments and labor unions.
Grupo Finmart and its brokers promote our payroll loan products through public-sector employers in governmental agencies across Mexico. If we are not able to maintain relationships with these entities or increase our distribution network through new relationships with other federal, state and local governments or labor unions, our ability to originate new payroll loans could be diminished, which would reduce the size of our payroll withholding lending loan portfolio. In addition, despite contractual arrangements which provide that the payroll counterparty will continue to deduct payments even if our relationship with that entity is terminated, the credit risk of our existing payroll loan portfolio could increase because payroll deduction payments on existing payroll loans could be disrupted, whether due to our severing a relationship with a broker or otherwise.
Goodwill comprises a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down and could have a material adverse effect on our results of operations and financial conditions.
The carrying value of our goodwill was $429 million, or approximately 32% of our total assets, as of September 30, 2013, over $79 million of which is attributable to our two online lending businesses. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 350-20-35, Goodwill - Subsequent Measurement, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual goodwill impairment test is performed in the fourth quarter utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We completed our annual assessment of goodwill and indefinite lived intangible assets as of September 30, 2013 and determined that no material impairment existed at that date.

If our estimates of allowance for loan losses are not adequate to absorb losses, our results of operations and financial condition may be negatively affected.
We maintain an allowance for loan losses for estimated probable losses on company-funded loans and loans in default. See "Part II — Item 7 — Management's Discussion and Analysis of Financial Conditions and Results of Operations — Critical Accounting Policies and Estimates" for factors considered by management in estimating the allowance for loan losses. We also maintain a reserve for loan losses for estimated probable losses on loans funded by our credit services organization ("CSO") partners, but for which we are responsible. As September 30, 2013, our aggregate reserve and allowance for losses on loans not in default (including loans funded by our CSO partners) was $8.3 million. This reserve, however, is an estimate, and if actual losses are greater than our reserve and allowance, our results of operations and financial condition could be adversely affected. The amount of reserves and allowances is based based on our current assessment of and expectations concerning various factors affecting the quality of our loan portfolio. These factors include, among other things, our borrowers’ financial condition, repayment abilities and repayment intentions.
Judicial decisions, CFPB rule-making or amendments to the Federal Arbitration Act could render the arbitration agreements we use illegal or unenforceable.
We include arbitration provisions in our consumer loan agreements. These provisions are designed to allow us to resolve any customer disputes through individual arbitration rather than in court and explicitly provide that all arbitrations will be conducted on an individual and not on a class basis. Thus, our arbitration agreements, if enforced, have the effect of shielding us from class action liability. Our arbitration agreements do not generally have any impact on regulatory enforcement proceedings.
We take the position that the arbitration provisions in our consumer loan agreements, including class action waivers, are valid and enforceable. However, the enforceability of arbitration provisions is often challenged in court. If those challenges are successful, our arbitration and class action waiver provisions could be unenforceable, which could subject us to additional litigation, including class action litigation.
In addition, the U.S. Congress has considered legislation that would generally limit or prohibit mandatory arbitration agreements in consumer contracts and has enacted legislation with such a prohibition with respect to certain mortgage loan agreements and certain consumer loan agreements to members of the military on active duty and their dependents. Further, the Dodd-Frank Act directs the CFPB to study consumer arbitration and report to the U.S. Congress, and it authorized the CFPB to adopt rules limiting or prohibiting consumer arbitration, consistent with the results of its study. Any such rule would apply to arbitration agreements entered into more than six months after the final rule becomes effective (and not to prior arbitration agreements).
Any judicial decision, legislation or other rules or regulations that impair our ability to enter into and enforce consumer arbitration agreements and class action waivers could significantly increase our exposure to class action litigation as well as litigation in plaintiff-friendly jurisdictions. Such litigation would be costly and could have a material adverse effect on our business, results of operations and financial condition.
We may be exposed to liabilities under applicable anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.
We are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. We have business in countries and regions that are less developed and are generally recognized as potentially more corrupt business environments. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws, including the Foreign Corrupt Practices Act (the "FCPA"). We have implemented safeguards and policies to discourage these practices by our employees and agents. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions and penalties, and we may be subject to other liabilities that could have a material adverse effect on our business, results of operations and financial condition.
We face other risks discussed under "Item 7A — Quantitative and Qualitative Disclosures about Market Risk."
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
We lease substantially all of our locations, and generally lease facilities for a term of three to ten years with one or more renewal options. Our existing leases expire on dates ranging between October 2013 and April 2028, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores unless we find what we believe is a superior location at an attractive price.
Below is a summary of changes in the number of store locations during fiscal 2013, 2012 and 2011:

	Fiscal Year Ended September 30,
	2013	2012	2011
Store count at beginning of fiscal year	1,262	1,111	1,006
New stores opened	157	71	82
Acquired stores	38	96	40
Stores closed or consolidated	(8)	(16)	(17)
Discontinued operations	(107)	—	—
Store count at end of fiscal year*	1,342	1,262	1,111
* Fiscal 2012 and 2011 include 102 and 94 stores that were closed as part of discontinued operations during fiscal 2013.
In 2013, we opened 14 pawn and 69 financial services stores in the U.S and one buy/sell and financial services store in Canada. We also acquired 12 U.S. pawn locations during fiscal 2013. In Latin America, we opened 66 Empeño Fácil pawn stores and seven Grupo Finmart financial services locations in Mexico. During fiscal 2013, we gained 20 buy/sell locations in Mexico in connection with our acquisition of TUYO. Grupo Finmart gained six locations from an acquisition.
On an ongoing basis, we may close or consolidate under-performing store locations. In fiscal 2013, we closed or consolidated two financial services stores in the U.S., one financial services store in Canada, four Grupo Finmart / Crediamigo locations and one TUYO location in Mexico. These closings are in addition to our third quarter discontinued operations plan.
During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores in a variety of locations. These stores were generally older, smaller stores that did not fit our future growth profile. We will continue to execute our growth plan by opening stores that are in-line with our growth strategy, broadening our online selling and lending channels, and adding numerous new products across the portfolio of companies in order to better serve our customers in the formats they desire and with the products and services they want.
The store closings related to discontinued operations included:

•	57 stores in Mexico, 52 of which were small, jewelry-only asset group formats. We continue to operate 239 full-service ‘‘store-within-a-store,’’ or SWS, locations under the Empeño Fácil brand.

•
29 stores in Canada, where we are in the process of transitioning to an integrated buy/sell and financial services model under the Cash Converters brand. The affected asset group consists of stores that were not optimal for that model because of location or size. We will continue to operate 46 full-service buy/sell and financial services center stores under the Cash Converters and CASHMAX brands in Canada and the United States.

•
20 financial services stores in Dallas, Texas and the State of Florida, where we exited both locations primarily due to onerous regulatory requirements. We will continue to operate 489 financial services stores in the United States. In addition, one jewelry-only concept store was closed, which was our only jewelry-only store in the United States.

Of our 489 U.S. financial services stores, 207 adjoin a pawn store and are covered by the same lease agreement. The lease agreements at approximately 95% of the remaining 282 free-standing U.S. financial services stores contain provisions that limit our exposure for additional rent at these stores to only a few months if laws are enacted that have a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining pawn stores could be re-incorporated into the pawn operations.
The following table presents the number of store locations by state or province as of September 30, 2013:

	Pawn/Retail Locations	Financial Services Locations	Total Locations
United States:
Texas	200	290	490
Florida	102	—	102
Colorado	38	26	64
Wisconsin	3	37	40
Oklahoma	21	10	31
Nevada	16	13	29
Illinois	24	—	24
Utah	9	14	23
Iowa	11	10	21
Idaho	—	20	20
Georgia	10	7	17
Indiana	17	—	17
Alabama	7	9	16
Hawaii	—	14	14
Missouri	—	13	13
Arizona	12	—	12
Kansas	—	12	12
Tennessee	7	4	11
South Dakota	—	10	10
Minnesota	9	—	9
Virginia (1)	5	—	5
Louisiana	3	—	3
Mississippi	3	—	3
New York	2	—	2
Pennsylvania (1)	2	—	2
Arkansas	1	—	1
Total United States Locations	502	489	991

Mexico:
Estado de Mexico	52	5	57
Distrito Federal	48	6	54
Veracruz	31	1	32
Jalisco	15	1	16
Guanajuato	15	—	15
Nuevo León	12	1	13
Puebla	11	—	11
Guerrero	9	1	10
Chiapas	7	2	9
Tabasco	7	2	9
Tamaulipas	6	3	9
Coahuila	4	4	8
Campeche	4	3	7
Michoacan	7	—	7
Hidalgo	6	—	6
Queretaro	6	—	6
Quintana Roo	4	2	6
Baja California	—	5	5
Aguascalientes	4	—	4
Oaxaca	3	1	4
Sinaloa	—	4	4
Michoacán	—	3	3
Morelia	3	—	3

Sonora	—	3	3
Tlaxcala	2	1	3
Chihuahua	—	2	2
Durango	—	1	1
Morelos	—	1	1
Nayarit	—	1	1
San Luis Potosí	1	—	1
Yucatán	1	—	1
Zacatecas	—	1	1
Total Mexico Locations	258	54	312
Canada:
Ontario (2)	—	39	39
Total Canada Locations	—	39	39
Total Company	760	582	1,342

(1) Buy/sell locations
(2) The Canada locations exclude 8 stores that are franchised by the company to third parties.
In addition to our store locations, we lease corporate office space in Austin, Texas (78,800 square feet), Miami, Florida (14,200 square feet), Dallas, Texas (5,900 square feet), Querétaro, Mexico (10,635 square feet), Mexico City (11,324 square feet), Ontario, Canada (4,200 square feet) and Ipswich, United Kingdom (4,700 square feet). Grupo Finmart leases corporate office space in Mexico City (10,800 square feet).
The following table presents store data by segment as of September 30, 2013:

	Company-owned Stores
	U.S. &	Latin	Other
	Canada	America	International	Consolidated	Franchises
Pawn/retail stores	502	258	—	760	—
Financial services stores adjoining U.S. pawn stores	207	—	—	207	—
Financial services stores — free standing	321	54	—	375	8
Total stores in operation	1,030	312	—	1,342	8
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Non-voting Common Stock (“Class A Common Stock”) is traded on the NASDAQ Stock Market under the symbol “EZPW.” As of October 31, 2013, there were 89 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of October 31, 2013.
The high and low per share sales price for our Class A Common Stock for the past two fiscal years, as reported by the NASDAQ Stock Market, were as follows:

	High	Low
Fiscal 2013
Fourth quarter ended September 30, 2013	$19.44	$15.57
Third quarter ended June 30, 2013	21.35	16.65
Second quarter ended March 31, 2013	24.06	20.01
First quarter ended December 31, 2012	23.45	16.57
Fiscal 2012
Fourth quarter ended September 30, 2012	$25.43	$21.39
Third quarter ended June 30, 2012	33.38	21.91
Second quarter ended March 31, 2012	33.00	25.33
First quarter ended December 31, 2011	31.04	25.30
On September 30, 2013, the closing sales price of our Class A Common Stock, as reported by the NASDAQ Stock Market, was $16.87 per share.
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

Stock Performance Graph
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol: IXIC) and the NASDAQ Other Financial Index (ticker symbol: IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2008. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial information should be read in conjunction with, and is qualified in its entirety by, the accompanying consolidated financial statements and related notes.

	Fiscal Year Ended September 30,
	2013	2012	2011	2010	2009
	(in thousands, except per share and store figures)
Operating Data:
Total revenues	$1,010,307	$975,123	$852,798	$725,168	$592,928
Net revenues	640,684	614,401	526,303	443,255	356,632
Income from continuing operations, net of tax	61,735	155,110	123,717	98,643	67,101
Net (loss) income from discontinued operations, net of tax	(23,310)	(4,533)	(1,558)	(1,349)	1,371
Net income	38,425	150,577	122,159	97,294	68,472
Net income from continuing operations attributable to redeemable noncontrolling interest	4,348	6,869	—	—	—
Net income attributable to EZCORP, Inc.	$34,077	$143,708	$122,159	$97,294	$68,472

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$1.06	$2.90	$2.46	$1.99	$1.39
Discontinued operations	(0.43)	(0.09)	(0.03)	(0.03)	0.03
Diluted earnings per share	$0.63	$2.81	$2.43	$1.96	$1.42

Weighted average shares outstanding:
Diluted	53,737	51,133	50,369	49,576	48,076

Stores at end of period*	1,342	1,262	1,111	1,006	910
* Fiscal 2012, 2011, 2010 and 2009 include 102, 94, 72, and 19 include 102 and 94 stores that were closed as part of discontinued operations during fiscal 2013.

	September 30,
	2013	2012	2011	2010	2009
	(in thousands)
Balance Sheet Data:
Pawn loans	$156,637	$157,648	$145,318	$121,201	$101,684
Consumer loans, net	64,515	34,152	14,611	13,920	10,020
Inventory, net	145,200	109,214	90,373	71,502	64,001
Working capital	395,177	373,557	291,968	232,713	228,796
Total assets	1,345,290	1,218,007	756,450	606,412	492,517
Non-current consumer loans, net	69,991	61,997	—	—	—
Long-term debt	215,939	198,836	17,500	25,000	35,000
Redeemable noncontrolling interest	55,393	53,681	—	—	—
Stockholders’ equity	914,526	834,828	664,248	519,428	415,685

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
The following table presents summary consolidated financial data for our fiscal 2013, 2012 and 2011.
Summary Financial Data

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in thousands)
Revenues:
Merchandise sales	$368,766	$333,064	$281,716
Jewelry scrapping sales	131,702	202,481	204,858
Pawn service charges	251,354	233,538	199,746
Consumer loan fees and interest	248,304	200,681	164,895
Other revenues	10,181	5,359	1,583
Total revenues	1,010,307	975,123	852,798
Merchandise cost of goods sold	218,617	190,637	161,834
Jewelry scrapping cost of goods sold	96,133	130,715	127,870
Consumer loan bad debt	54,873	39,370	36,791
Net revenues	$640,684	$614,401	$526,303
Income from continuing operations, net of tax	61,735	155,110	123,717
Loss from discontinued operations, net of tax	(23,310)	(4,533)	(1,558)
Net income	$38,425	$150,577	$122,159
Net income from continuing operations attributable to redeemable noncontrolling interest	4,348	6,869	—
Net income attributable to EZCORP, Inc.	$34,077	$143,708	$122,159
Overview
We are a worldwide leader in delivering instant cash solutions to our customers through a wide variety of channels, products, services and markets. We offer our customers multiple ways to access instant cash through approximately 1,350 locations and branches across the United States, Mexico, Canada and the United Kingdom. We offer these products through our four primary channels: in-store, online, worksite and mobile platforms.

We fulfill the growing global consumer demand for immediate access to cash, financial services and affordable pre-owned merchandise. We offer a variety of instant cash solutions, including collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans, including single- and multiple-payment unsecured loans and single- and multiple-payment auto title loans. In some U.S. locations (primarily in Texas), we do not offer loan products, but rather offer credit services to help customers obtain loans from independent third-party lenders.
During the second quarter of fiscal 2012, we entered into the unsecured lending market in Mexico with the acquisition of a 60% interest in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), a leading payroll withholding lender headquartered in Mexico City. As of September 30, 2013, Grupo Finmart had approximately 70 payroll withholding master agreements with Mexican employers, primarily federal, state and local governments and agencies, and provided consumer loans to the agencies' employees. We also own a 51% interest in Renueva Commercial S.A.P.I. de C.V. ("TUYO"), a company headquartered in Mexico City that owns and operates buy/sell stores in Mexico City and the surrounding metropolitan area. In addition, during the third quarter of fiscal 2012, we acquired 72% of Ariste Holding Limited and its affiliates ("Cash Genie"), which offers short-term consumer loans online in the United Kingdom. During fiscal 2013, we acquired the remaining outstanding interests in Cash Genie, and at September 30, 2013, own 100% of Cash Genie's ordinary shares. During fiscal 2013, we also acquired a U.S. online lending business from Go Cash, LLC and certain of its affiliates.
At September 30, 2013, we operated a total of 1,342 locations, consisting of 495 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry), seven U.S. buy/sell stores (operating as Cash Converters), 239 pawn stores in Mexico (operating as Empeño Fácil), 489 U.S. financial services stores (operating primarily as EZMONEY), 39 buy/sell and financial services stores in Canada (operating as Cash Converters or CASHMAX), 19 buy/sell stores in Mexico (operating as TUYO) and 54 financial services branches in Mexico (operating as Crediamigo or Adex). We own approximately 30% of Albemarle & Bond Holdings, PLC, one of the United Kingdom's largest pawnbroking businesses with approximately 230 stores, and approximately 33% of Cash Converters International Limited, which is based in Australia and franchises and operates a worldwide network of over 700 locations that provide financial services and buy and sell second-hand goods. We also own the Cash Converters master franchise rights in Canada and are the franchisor of eight stores there.
Our business consists of three reportable segments: The U.S. & Canada segment, which includes all business activities in the United States and Canada; the Latin America segment, which includes our Empeño Fácil pawn operations and Grupo Finmart financial services operations in Mexico; and the Other International segment, which includes the Cash Genie online business in the U.K. and our equity interests in the net income of Albemarle & Bond and Cash Converters International.
The following tables present stores by segment:

	Fiscal Year Ended September 30, 2013
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	987	275	—	1,262	10
De novo	84	73	—	157	—
Acquired	12	26	—	38	—
Sold, combined, or closed	(3)	(5)	—	(8)	(2)
Discontinued operations	(50)	(57)	—	(107)	—
End of period	1,030	312	—	1,342	8

	Fiscal Year Ended September 30, 2012
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	933	178	—	1,111	13
De novo	17	54	—	71	—
Acquired	51	45	—	96	—
Sold, combined, or closed	(14)	(2)	—	(16)	(3)
End of period	987	275	—	1,262	10
Discontinued operations	45	57	—	102	—
Stores in continuing operations	942	218	—	1,160	10

	Fiscal Year Ended September 30, 2011
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	891	115	—	1,006	—
De novo	25	57	—	82	1
Acquired	34	6	—	40	13
Sold, combined, or closed	(17)	—	—	(17)	(1)
End of period	933	178	—	1,111	13
Discontinued operations	41	53	—	94	—
Stores in continuing operations:	892	125	—	1,017	13
During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores (102 and 94 of which were in operation at September 30, 2012 and 2011, respectively) in a variety of locations. These stores are generally older, smaller stores that do not fit our future growth profile.
Store closures as discontinued operations include:

▪
57 stores in Mexico, 52 of which are small, jewelry-only asset group formats. We will continue to operate our full-service SWS stores under the Empeño Fácil brand, and expect to continue our storefront growth in Mexico.

▪
29 stores in Canada, where we are in the process of transitioning to an integrated buy/sell and financial services model under the Cash Converters brand. The affected asset group consists of stores that are not optimal for that model because of location or size. We will continue to operate full-service buy/sell and financial services center stores under the Cash Converters brand in Canada and the United States.

▪
20 financial services stores in Dallas, Texas and the State of Florida, where we are exiting both locations primarily due to onerous regulatory requirements. In addition, one jewelry-only concept store will be closed, which was our only jewelry-only store in the United States.

Due to discontinued operations, we incurred charges for lease termination costs, asset and inventory write-down to net realizable liquidation value, uncollectible receivables, and employee severance costs. We recognized $22.2 million of pre-tax charges related to discontinued operations during fiscal 2013. The following table summarizes these costs, which have been recorded as part of loss from discontinued operations, net of tax in our fiscal 2013 consolidated statement of operations:

Fiscal Year Ended September 30, 2013
(in thousands)
Lease termination costs	$8,608
Employee severance	896
Inventory write-down to liquidation value	7,081
Fixed asset write-down to liquidation value	5,605
Total termination costs related to the reorganization	$22,190

The table below summarizes the operating income (losses) from discontinued operations by operating segment:

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in thousands)
U.S. & Canada
Net revenues	$4,308	$6,183	$5,495
Operations expense	10,090	10,031	5,891
Operating loss from discontinued operations before taxes	(5,782)	(3,848)	(396)
Total termination costs related to the reorganization	13,049	—	—
Loss from discontinued operations before taxes	(18,831)	(3,848)	(396)
Income (benefit) tax provision	(1,392)	77	404
Loss from discontinued operations, net of tax	$(17,439)	$(3,925)	$(800)

Latin America
Net revenues	$5,215	$3,645	$3,138
Operations expense	4,461	4,560	4,220
Operating income (loss) from discontinued operations before taxes	754	(915)	(1,082)
Total termination costs related to the reorganization	9,141	—	—
Loss from discontinued operations before taxes	(8,387)	(915)	(1,082)
Income tax benefit	(2,516)	(307)	(324)
Loss from discontinued operations, net of tax	$(5,871)	$(608)	$(758)

Consolidated
Net revenues	$9,523	$9,828	$8,633
Operations expense	14,551	14,591	10,111
Operating loss from discontinued operations before taxes	(5,028)	(4,763)	(1,478)
Total termination costs related to the reorganization	22,190	—	—
Loss from discontinued operations before taxes	(27,218)	(4,763)	(1,478)
Income (benefit) tax provision	(3,908)	(230)	80
Loss from discontinued operations, net of tax	$(23,310)	$(4,533)	$(1,558)
Pawn and Retail Activities
We earn pawn service charge revenues on our pawn lending. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $130 and $135, but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 14% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically average U.S. $65.
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
We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it generally has greater inherent commodity value. At September 30, 2013, our total allowance was 2.8% of gross inventory, compared to 4.9% at September 30, 2012. Changes in the valuation allowance are charged to merchandise cost of goods sold.
Consumer Loan Activities
At September 30, 2013, 288 of our U.S. financial services stores and two of our U.S. pawn stores in Texas offered credit services to customers seeking consumer loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers may obtain different types of consumer loans from the unaffiliated lenders. For credit services in connection with arranging a single-payment loan (average loan amount of about $500), our fee is approximately 15% - 22% of the loan amount. For credit services in connection with arranging an unsecured multiple-payment loan (average loan amount of about $2,300), our fee is 10% of the initial loan amount with each semi-monthly or bi-weekly installment payment. Low dollar installment loan principal amounts range from $100 to $1,500, but average about $600. With each semi-monthly or bi-weekly installment payment, we earn a fee of 13% to 14% of the initial loan amount. For credit services in connection with arranging single-payment auto title loans (average loan amount of about $1,000), the fee is up to 30% of the loan amount. In fiscal 2012, we began assisting customers in obtaining longer-term multiple-payment auto title loans from unaffiliated lenders. Multiple-payment auto title loans typically carry terms of two to five months with up to ten equal installments. Multiple-payment auto title loan principal amounts range from $150 to $10,000, but average about $1,100; and we earn a fee of 50% to 140% of the initial loan amount. At September 30, 2013, single-payment loans comprised 80% of the balance of consumer loans brokered through our credit services, and multiple-payment loans comprised the remaining 20%.
Outside of Texas, we earn loan fee revenue on our consumer loans. In two U.S. pawn stores, 106 U.S. financial services stores and 39 Canadian financial services stores, we offer single-payment unsecured consumer loans. The average single-payment loan amount is approximately $500 and the term is generally less than 30 days, averaging about 18 days. We typically charge a fee of 15% to 22% of the loan amount. In 122 of our U.S. financial services stores, we offer multiple-payment unsecured consumer loans. These loans carry a term of four to seven months, with a series of equal installment payments, including principal amortization, due monthly, semi-monthly or on the customer’s paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 45% to 130% of the original principal amount of the loan. Multiple-payment loan principal amounts range from $100 to $3,000, but average approximately $550.
At September 30, 2013, 426 of our U.S. financial services stores and two of our U.S. pawn stores offered auto title loans or, in Texas, credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $100 to $10,000, but average about $1,000. We earn a fee of 10% to 30% of auto title loan amounts. In Texas, we assist customers in obtaining multiple-payment auto title loans from unaffiliated lenders. These loans typically carry terms of five months with up to ten equal installments. Principal amounts range from $150 to $10,000, but average about $1,100; and we earn a fee of 50% to 140% of the initial loan amount.
At September 30, 2013, our U.S. online lending business operated in six states. In Louisiana, Missouri, South Dakota and Hawaii, we offer single-payment loans with an average principal amount of $400 and terms generally less than 30 days. Total interest and fees vary in accordance with state law and loan terms, but over the entire loan term, total approximately 15% to 45% of the original principal amount of the loan. Our online lending business in Texas and Ohio operates under a CSO model similar to that described above. The average principal amount for online loans in Texas and Ohio is about $460. We also offer single- and multiple-payment loans online in the U.K.
In Mexico, Grupo Finmart offers multiple-payment consumer loans with typical annual yields of approximately 58% and collects interest and principal through payroll deductions. The average loan is approximately $1,170 with a term of 31 months.
Acquisitions
On November 20, 2012, we entered into a definitive agreement with Go Cash, LLC and certain of its affiliates ("Go Cash") to acquire substantially all the assets of Go Cash's online lending business. This acquisition of assets was completed on December 20, 2012. The total purchase price is performance-based and will be determined over a period of four years following the closing. A minimum of $50.8 million will be paid. Also, on November 1, 2012, we acquired a 51% interest in Renueva Comercial S.A. de C.V., a company headquartered in Mexico City and doing business under the name “TUYO,” for approximately $1.1 million. As of September 30, 2013, TUYO owned and operated 19 buy/sell stores in Mexico City and the surrounding metropolitan area. In addition, on April 26, 2013, Grupo Finmart, our 60% owned subsidiary, purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company. The total purchase price is performance-based and will be determined over a period of four years. A minimum of $3.5 million will be paid. Futhermore, on June 30, 2013, Grupo Finmart, purchased a consumer loan portfolio for total consideration of approximately $1.3 million.

The total purchase price is performance-based and will be determined over the life of the loan portfolio. Finally, the fiscal year ended September 30, 2013, includes the December 2012 acquisition of 12 pawn locations in Arizona, which was a new state of operation for us. The results of all acquired stores and businesses have been consolidated with our results since their acquisition.
In fiscal 2012, we acquired 28 pawn stores in the San Antonio metropolitan area, Florida, Minnesota and Georgia; 8 buy/sell stores in Virginia, Pennsylvania and Canada; and 15 financial services stores in Hawaii and Texas. The aggregate consideration for these stores was approximately $76.9 million, net of cash acquired. During fiscal 2012, we also acquired a 60% interest in Grupo Finmart, a specialty consumer finance company headquartered in Mexico City, for total consideration of $60.1 million, net of cash acquired; and a 72% interest in Ariste Holding Limited and its affiliates, which provides online loans in the U.K under the name "Cash Genie," for total consideration of $32.4 million, comprised of 0.2 million shares of EZCORP stock valued at $6.4 million and $26.0 million of cash, net of cash acquired. During fiscal 2013, we acquired the remaining 28% of Cash Genie for total consideration of $11.0 million.
Other
The results for the fiscal year ended September 30, 2013 include pre-tax impairment charges of $42.5 million related to Albermarle & Bond and $2.1 million related to available for sale securities. The current year income tax expense reflects a $12.3 million tax benefit related to these charges.
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted (“GAAP”) in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, loan loss allowances, long-lived and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe to be reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions. We believe the following critical accounting policies and estimates could have a significant impact on our results of operations. You should refer to Note 1 to our consolidated financial statements included in “Part II — Item 8 — Financial Statements and Supplemental Data” for a more complete review of other accounting policies and estimates used in the preparation of our consolidated financial statements.
Consolidation
The consolidated financial statements include the accounts of EZCORP, Inc. and our controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We own 60% of the outstanding equity interests in Prestaciones Finmart, S.A. de C.V., SOFOM, E.N.R. ("Grupo Finmart") and 51% Renueva Comercial S.A. de C.V. ("TUYO") and, therefore, include their results in our consolidated financial statements. We account for our investments in Albemarle & Bond Holdings, PLC and Cash Converters International Limited using the equity method.
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
Consumer Loans
We provide a variety of short-term consumer loans including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans. In Texas, we provide fee-based credit services to customers seeking loans. In Mexico, Grupo Finmart enters into agreements with employers that permit it to market consumer loans to employees. Payments are withheld by the employers through payroll deductions and remitted to Grupo Finmart. For each of our loan products we estimate the fees we expect to be uncollectible.
Revenue Recognition
Unsecured Consumer Loan Credit Service Fees — We earn credit service fees when we assist customers in obtaining unsecured loans from unaffiliated lenders. We initially defer recognition of the fees we expect to collect, net of direct expenses, and recognize that deferred net amount over the life of the related loans. We reserve the percentage of credit service fees we expect not to collect. Accrued fees related to defaulted loans reduce credit service fee revenue upon loan default and increase credit service fee revenue upon collection. Unsecured loan credit service fee revenue is included in “Consumer loan fees and interest” on our consolidated statements of operations.
Unsecured Consumer Loan Revenue — We accrue fees and interest in accordance with state and provincial laws on the percentage of unsecured loans (single-payment and multiple-payment) we have made that we believe to be collectible. Accrued fees related to defaulted loans reduce fee revenue upon loan default and increase fee revenue upon collection. Unsecured loan revenue is included in “Consumer loan fees and interest” on our consolidated statements of operations.
Long-term Unsecured Consumer Loan Revenue — Grupo Finmart customers obtain installment loans with a series of payments due over as long as a four-year period. We recognize consumer loan interest related to loans we originate based on the percentage of consumer loans made that we believe to be collectible. We recognize interest revenue ratably over the life of the related loans. We reserve the percentage of interest we expect not to collect. Accrued interest related to defaulted loans reduce consumer loan revenue upon loan default and increase consumer loan fee revenue upon collection. Long-term unsecured consumer loan revenue is included in “Consumer loan fees and interest” on our consolidated statements of operations.
Auto Title Loan Credit Service Fee Revenue — We earn auto title credit service fees when we assist customers in obtaining auto title loans from unaffiliated lenders. We recognize the fee revenue ratably over the life of the loan, and reserve the percentage of fees we expect not to collect. Auto title loan credit service fee revenue is included in “Consumer loan fees and interest” on our consolidated statements of operations.
Auto Title Loan Revenue — We accrue fees in accordance with state laws on the percentage of auto title loans we have made that we believe to be collectible. We recognize the fee revenue ratably over the life of the loan. Auto title loan revenue is included in “Consumer loan fees and interest” on our consolidated statements of operations.
Bad Debt and Allowance For Losses
Unsecured Consumer Loan Credit Service Bad Debt — We issue letters of credit to enhance the creditworthiness of our customers seeking unsecured loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to the lenders by the borrowers plus any insufficient funds fees. Although amounts paid under letters of credit may be collected later, we charge those amounts to consumer loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery. We record the proceeds from such sales as a reduction of bad debt at the time of the sale. Unsecured consumer loan credit service bad debt is included in "Consumer loan bad debt" on our consolidated statements of operations.
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
Allowance for Losses on Unsecured Consumer Loan Credit Services — We provide an allowance for losses we expect to incur under letters of credit for brokered unsecured loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest, insufficient funds fees, net of the amounts we expect to collect from borrowers (collectively, “Expected LOC Losses”). Changes in the allowance are charged to consumer loan bad debt on our consolidated statements of operations. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our consolidated balance sheets. Based on the expected loss and collection percentages, we also provide an allowance for the unsecured loan credit service fees we expect not to collect, and charge changes in this allowance to consumer loan fee revenue, which is included in "Consumer loan fees and interest" on our consolidated statements of operations.
Unsecured Consumer Loan Bad Debt — In general, we consider a single-payment loan defaulted if it has not been repaid or renewed by the maturity date. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of consumer loan bad debt when collected. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery and record the proceeds from such sales as a reduction of bad debt at the time of sale. Unsecured consumer loan bad debt is included in "Consumer loan bad debt" on our consolidated statements of operations.
Consumer loans made by EZCORP Online are considered delinquent if they are not repaid or renewed by the maturity date. We do not accrue additional revenues on delinquent loans. All outstanding principal balances and related fee receivables greater than 60 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt and reverse accrued unsecured consumer loan fee revenue.
Unsecured Consumer Loan Allowance for Losses — We provide an allowance for losses on unsecured loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to "Consumer loan bad debt" on our consolidated statements of operations. We record changes in the fee receivable valuation allowance to "Consumer loan fees and interest" on our consolidated statements of operations.
Long-Term Unsecured Consumer Loan Bad Debt — Consumer loans made by Grupo Finmart are considered in current status as long as the customer is employed and Grupo Finmart receives payments via payroll withholdings. Loans made to customers no longer employed are considered current if payments are made by the due date. If one payment of a loan is delinquent, that one payment is considered defaulted. If two or more payments are delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, Grupo Finmart charges the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Collections of principal are recorded as a reduction of consumer loan bad debt when collected. Long-term unsecured consumer loan bad debt is included in "Consumer loan bad debt" on our consolidated statements of operations.
Long-Term Unsecured Consumer Loan Allowance for Losses — Grupo Finmart provides an allowance for losses on consumer loans that have not yet matured and related fees receivable based on recent loan default experience. Changes in the principal valuation allowance are charged to "Consumer loan bad debt" and changes in the interest receivable valuation allowance are charged to "Consumer loan fees and interest" on our consolidated statements of operations.
Auto Title Loan Credit Services Bad Debt and Allowance for Losses — We issue letters of credit to enhance the creditworthiness of our customers seeking auto title loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, all amounts owed to the lenders by the borrowers, including loan principal, accrued interest, insufficient funds fees. Through a charge to auto title loan bad debt, we provide an allowance for losses we expect to incur under letters of credit for brokered auto title loans, and record actual charge-offs against this allowance. The allowance includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest, net of the amounts we expect to collect from borrowers or through the sale of repossessed vehicles. We include the allowance for expected losses in “Accounts payable and other accrued expenses” on our consolidated balance sheets.
Auto Title Loan Bad Debt and Allowance for Losses — Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans and related fees receivable. We charge any increases in the principal valuation allowance to consumer loan bad debt and charge uncollectable loans against this allowance. We record changes in the fee receivable valuation allowance to "Consumer loan fees and interest" on our consolidated statements of operations.
Inventory and Cost of Goods Sold
If a pawn loan is not redeemed, we record the forfeited collateral at cost (the principal amount of the pawn loan) in "Inventory, net" on our consolidated balance sheets. We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized.
In order to state inventory at the lower of cost (specific identification) or market value, we record an allowance for excess, obsolete or slow moving inventory based on the type and age of merchandise. We include in "Merchandise cost of goods sold"

in our consolidated statements of operations the historical cost of inventory sold, inventory shrinkage and any change in the allowance for inventory shrinkage and valuation. We also include the cost of operating our central jewelry processing unit, as it relates directly to sales of precious metals to refiners.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets having indefinite lives are not subject to amortization. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 350-20-35, Goodwill - Subsequent Measurement, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently when there are events or circumstances that indicate a potential impairment.
We perform our impairment analysis utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We completed our annual assessment of goodwill and indefinite lived intangible assets as of September 30, 2013 and determined that no material impairment existed at that date.
Valuation of Tangible Long-Lived Assets
We assess the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the assets or the strategy for the overall business, significant negative industry trends or legislative changes prohibiting us from offering our loan products. An impairment loss is recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset's carrying value.
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
Foreign Currency Translation
Our equity investments in Albemarle & Bond and Cash Converters International are translated from British pounds and Australian dollars, respectively, into U.S. dollars at the exchange rates as of the investees’ balance sheet date of June 30. The related interest in the investees’ net income is translated at the average exchange rates for each six-month period reported by the investees. The functional currency of Empeño Fácil, our wholly owned subsidiary, Grupo Finmart, our 60% owned subsidiary, and TUYO, our 51% owned subsidiary, is the Mexican peso. The functional currency of our wholly owned foreign subsidiary in Canada is the Canadian dollar, and the functional currency of Cash Genie, our wholly owned subsidiary in the U.K., is the British Pound. Our foreign subsidiaries' balance sheet accounts are translated from their respective functional currencies into U.S. dollars at the exchange rate at the end of each quarter, and their earnings are translated into U.S. dollars at the average exchange rate each quarter. We present resulting translation adjustments as a separate component of stockholders’ equity. Foreign currency transaction gains and losses have not been significant, and are reported as “Other” (income) or expense in our statements of operations.
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
Recently Issued Accounting Pronouncements
See Note 1 to our consolidated financial statements included in “Part II — Item 8 — Financial Statements and Supplementary Data” for a discussion of recent accounting pronouncements.

Results of Operations
Fiscal 2013 Compared to Fiscal 2012
The following discussion compares our results of operations for the year ended September 30, 2013 to the year ended September 30, 2012. It should be read with the accompanying consolidated financial statements and related notes.
In fiscal 2013, consolidated total revenues increased 4%, or $35.2 million, to $1.0 billion, compared to the prior year. Same store total revenues decreased $70.6 million, or 7%, and new and acquired stores contributed $105.8 million. Income from continuing operations before taxes decreased 60% to $91.3 million from $226.4 million in the prior year. Loss from discontinued operations, net of tax increased $18.8 million to $23.3 million due to termination costs. Excluding termination costs, pre-tax loss from discontinued operations increased $0.3 million to $5.0 million. Net income attributable to noncontrolling interest decreased $2.5 million, or 37%. Net income attributable to EZCORP decreased $109.6 million, or 76%, to $34.1 million.

U.S. & Canada
The following table presents selected financial data from continuing operations for the U.S. & Canada segment:

	Fiscal Year Ended September 30,
	2013	2012
	(dollars in thousands)
Revenues:
Merchandise sales	$310,521	$291,497
Jewelry scrapping sales	123,162	191,905
Pawn service charges	221,775	210,601
Consumer loan fees and interest	174,726	163,896
Other revenues	5,113	3,759
Total revenues	835,297	861,658
Merchandise cost of goods sold	183,147	168,133
Jewelry scrapping cost of goods sold	88,637	122,604
Consumer loan bad debt	43,095	35,398
Net revenues	520,418	535,523
Segment expenses (income):
Operations	336,421	292,371
Depreciation	15,919	13,058
Amortization	2,043	521
Loss (gain) on sale or disposal of assets	284	(261)
Interest expense (income), net	16	(3)
Other income	(3)	(647)
Segment contribution	$165,738	$230,484
Other data:
Gross margin on merchandise sales	41.0%	42.3%
Gross margin on jewelry scrapping sales	28.0%	36.1%
Gross margin on total sales	37.3%	39.9%
Average pawn loan balance per pawn store at period end	$285	$295
Average yield on pawn loan portfolio (a)	161%	160%
Pawn loan redemption rate	83%	82%
Consumer loan bad debt as a percentage of consumer loan fees	25%	22%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The U.S. & Canada segment total revenues decreased $26.4 million, or 3%, from the prior year to $835.3 million. Same store total revenues decreased $79.7 million, or 9%, and new and acquired stores net of closed stores contributed $53.3 million. The overall decrease in total revenues was mostly due to a $68.7 million decrease in jewelry scrapping sales. Excluding jewelry scrapping sales, total revenues increased $42.4 million, or 6%. The increase consisted of a $19.0 million increase in merchandise sales, an $11.2 million increase in pawn service charges and a $12.2 million increase in loan fees and other revenues. In fiscal 2013, we acquired 12 pawn stores in the U.S. for $23.1 and Go Cash, a U.S. online lender, for $50.8 million. As part of these acquisitions, we began operations in the state of Arizona and online operations in six states, bringing the total number of states in which we operate to 27 at September 30, 2013. In fiscal 2013, we opened 84 de novo locations bringing our total number of stores in the U.S. & Canada segment to 1,030.
Fiscal 2013 pawn service charge revenue increased 5%, or $11.2 million, from the prior year to $221.8 million. Same store pawn service charges increased $3.8 million, or 2%, with new and acquired stores net of closed stores contributing $7.4 million. The same store improvement was due to a slight increase in the average yield. The yield improved primarily due to a higher loan redemption rate as we continued to focus on loan values and better qualifying customers to determine those that prefer to sell their merchandise rather than use it as collateral for a loan.
Fiscal 2013 merchandise sales gross profit increased $4.0 million, or 3%, from the prior year to $127.4 million. This was due to a $3.3 million increase in same store sales and a $15.7 million increase in sales from new and acquired stores net of closed stores, partially offset by a slight decrease in gross margins. The decrease in gross margins was due to a shift in sales mix from jewelry to general merchandise.
Gross profit on jewelry scrapping sales decreased $34.8 million, or 50%, from the prior year to $34.5 million. Jewelry scrapping revenues decreased $68.7 million, or 36%, due to a 4% decrease in proceeds realized per gram of gold jewelry scrapped, coupled with a 35% decrease in gold volume. Same store jewelry scrapping sales decreased $80.3 million, or 42%, and new and acquired stores contributed $11.6 million. Jewelry scrapping sales include the sale of approximately $11.3 million of loose diamonds removed from scrap jewelry in fiscal 2013 and $10.8 million in the prior year. As a result of the decrease in volume, scrap cost of goods decreased $34.0 million.
Total segment expenses increased to $354.7 million (42% of revenues) in fiscal 2013 from $305.0 million (35% of revenues) in the prior year. Operations expense increased 15%, or $44.1 million, due to higher operating costs at new and acquired stores, increased labor, benefits and additional investments made in infrastructure to support our growth. Depreciation and amortization increased 32%, or $4.4 million, from the prior year to $18.0 million, mainly due to assets placed in service at new and acquired stores.
In fiscal 2013, U.S. & Canada delivered segment contribution of $165.7 million, a $64.7 million, or 28% decrease compared to prior year. For fiscal 2013, the U.S. & Canada segment's contribution represents 106% of consolidated segment contribution compared to 82% in the prior year. The U.S & Canada segment has experienced significant challenges related to jewelry merchandise sales and gold scrap sales; however, other elements of the business have continued to show strength, offsetting to a large extent the challenges in the gold and jewelry market.

Latin America
The following table presents selected financial data from continuing operations for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Fiscal Year Ended September 30,
	2013	2012
	(dollars in thousands)
Revenues:
Merchandise sales	$58,245	$41,567
Jewelry scrapping sales	8,540	10,576
Pawn service charges	29,579	22,937
Consumer loan fees and interest	50,461	26,901
Other revenues	3,197	1,292
Total revenues	150,022	103,273
Merchandise cost of goods sold	35,470	22,504
Jewelry scrapping cost of goods sold	7,496	8,111
Consumer loan bad debt (benefit) expense	(113)	309
Net revenues	107,169	72,349
Segment expenses (income):
Operations	62,496	37,259
Depreciation	5,222	3,319
Amortization	1,711	1,370
Loss on sale or disposal of assets	17	12
Interest expense (income), net	11,279	(4,507)
Other income	(218)	(5)
Segment contribution	$26,662	$34,901
Other data:
Gross margin on merchandise sales	39.1%	45.9%
Gross margin on jewelry scrapping sales	12.2%	23.3%
Gross margin on total sales	35.7%	41.3%
Average pawn loan balance per pawn store at period end	$57	$81
Average yield on pawn loan portfolio (a)	191%	198%
Pawn loan redemption rate	75%	76%
Consumer loan bad debt expense as a percentage of consumer loan fees and interest	—%	1%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America's results from Mexican pesos to U.S. dollars was 12.7 to 1, 5% lower than the prior year's rate of 13.3 to 1. In fiscal 2013, we opened 73 de novo stores, and on November 1, 2012, we acquired a 51% interest in Renueva Comercial S.A. de C.V., a company headquartered in Mexico City and doing business under the name "TUYO." TUYO owns and operates 19 buy/sell stores in Mexico City and the surrounding metropolitan area. At September 30, 2013, the Latin America segment consisted of 312 stores operating under the brands Crediamigo, Adex, Empeño Fácil, and TUYO.
The Latin America segment's total revenues increased $46.7 million, or 45%, in fiscal 2013 to $150.0 million. Same store total revenues increased $11.0 million, or 11%, and new and acquired stores contributed $35.7 million. The overall increase in total revenues was due to the $23.6 million increase in Grupo Finmart consumer loan fees, $16.7 million increase in merchandise sales, a $6.6 million increase in pawn service charges and a $1.9 million increase in other revenues, partially offset by a $2.0 million decrease in jewelry scrapping sales.

The Latin America segment's pawn service charge revenues increased $6.6 million, or 29%, in fiscal 2013 to $29.6 million. Same store pawn service charges increased $2.3 million, or 10%, and new and acquired stores contributed $4.3 million. The total increase was due to a 12% increase in the average pawn loan balance during the period, partially offset by a 7.0 percentage point decrease in the pawn yield. The yield decrease was primarily due to a slight decrease in the loan redemption rate and a shift in the loan balance to general merchandise.
Merchandise sales gross profit increased $3.7 million, or 19%, from the prior year to $22.8 million. The increase was due to a $4.0 million, or 10%, same store sales increase and a $12.6 million increase in sales from new and acquired stores, partially offset by a 6.8 percentage point decrease in gross margins to 39.1%. The decrease in margins was due to a decrease in jewelry sales.
Gross profit on jewelry scrapping sales decreased $1.4 million, or 58%, from the prior year to $1.0 million. Jewelry scrapping revenues decreased $2.0 million, or 19%, in fiscal 2013, to $8.5 million. The decrease was due to an 11% decrease in proceeds realized per gram of gold jewelry scrapped coupled with a 13% decrease in gold volume processed. Same store jewelry scrapping sales decreased $3.7 million, or 35%, and new and acquired stores contributed $1.7 million. Scrap cost of goods decreased $0.6 million, or 8%, due to the decrease in volume.
Consumer loan fees and interest increased $23.6 million, or 88%, to $50.5 million. The increase is due to a full year inclusion of Grupo Finmart as opposed to eight months in fiscal 2012, coupled with a 46% increase in the average loan balance during the period. The increase in the loan balance is due higher penetration on existing contracts with government entities, coupled with the addition of new contracts in fiscal 2013.
Total segment expenses increased to $80.5 million (54% of revenues) in fiscal 2013 from $37.4 million (36% of revenues) in the prior year. The increase was due to a 68%, or $25.2 million, increase in operations expenses due to higher operating costs resulting from the addition of 66 Empeño Fácil stores since the prior period, the acquisition of TUYO and the full year inclusion of Grupo Finmart's administrative expenses. Depreciation and amortization increased $2.2 million from the prior year to $6.9 million, mainly due to depreciation of assets placed in service at new stores and amortization of acquisition related intangible assets. The $15.8 million increase in interest expense was due to a prior year $4.5 million reduction to interest expense due to the accelerated amortization of debt premium associated with Grupo Finmart's refinanced debt. The weighted average rate on Grupo Finmart's third party debt remained flat at 11% on outstanding debt of $105.5 million at September 30, 2013.
In fiscal 2012, purchase accounting pre-tax income impact during the year totaled $9.3 million, of which $5.6 million was attributable to EZCORP, Inc. with the majority of the adjustment coming from the accelerated amortization of debt premium associated with the refinanced debt at Grupo Finmart.

In fiscal 2013, the $34.8 million greater net revenues were offset by the $43.1 million in segment expenses, resulting in an $8.2 million decrease in contribution for the Latin America segment. Excluding the $9.3 million of purchase accounting pre-tax income in fiscal 2012, segment contribution increased $1.1 million, or 4%. For fiscal 2013, Latin America's segment contribution represents 17% of consolidated segment contribution compared to 12% in the prior fiscal year.

Other International
The following table presents selected financial data from continuing operations for the Other International segment:

	Fiscal Year Ended September 30,
	2013	2012
	(dollars in thousands)
Revenues:
Consumer loan fees and interest	$23,117	$9,884
Other revenues	1,871	308
Total revenues	24,988	10,192
Consumer loan bad debt	11,891	3,663
Net revenues	13,097	6,529
Segment expenses (income):
Operations	15,308	6,718
Depreciation	364	177
Amortization	98	46
Loss on sale or disposal of assets	—	223
Interest income, net	(2)	(1)
Equity in net income of unconsolidated affiliates	(11,878)	(17,400)
Impairment expense	44,598	—
Other income	153	(559)
Segment contribution	$(35,544)	$17,325
Other data:
Consumer loan bad debt as a percentage of consumer loan fees	51%	37%
In fiscal 2013, we acquired the remaining 28% of Cash Genie, our online lending business in the U.K. At September 30, 2013, we owned 100% of the ordinary shares of Cash Genie.
In fiscal 2013, Cash Genie's consumer loan fees were $23.1 million, with bad debt as a percentage of fees of 51%. The segment's $1.9 million in other revenues represent fees from a consulting agreement with Albemarle & Bond. Under the terms of the agreement we were engaged to assess, identify and implement improvements in their gold and diamond supply chains and labor optimization.
Operations expense increased $8.6 million to $15.3 million. The increase was due to higher payroll expenses and professional fees associated with a full year ownership of Cash Genie in fiscal 2013.
Our equity in the net income of unconsolidated affiliates decreased $5.5 million, or 32%, from the prior year to $11.9 million. The decrease is due to a prior period adjustment of Cash Converter's earnings, and a significant decrease in Albemarle & Bond's results.
In fiscal 2013, we recorded a $44.6 million impairment of investments. This amount comprised our $42.5 million impairment of Albermarle & Bond and a $2.1 million impairment of our investment in available for sale securities.
In fiscal 2013, the $6.6 million increase in net revenues was offset by the $59.4 million increase in segment expenses, resulting in a $52.9 million decrease in contribution for the Other International segment. Excluding impairment expenses, contribution from the Other International segment decreased $8.3 million to $9.1 million.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,
	2013	2012
	(dollars in thousands)
Segment contribution	$156,856	$282,710
Corporate items:
Administrative	52,474	47,912
Depreciation	6,822	5,457
Amortization	1,381	19
Gain on sale or disposal of assets	1,133	(1)
Interest expense, net	3,873	2,961
Other income	(137)	—
Income from continuing operations before income taxes	91,310	226,362
Income tax expense	29,575	71,252
Income from continuing operations, net of tax	61,735	155,110
Loss from discontinued operations, net of tax	(23,310)	(4,533)
Net income	38,425	150,577
Net income from continuing operations attributable to redeemable noncontrolling interest	4,348	6,869
Net income attributable to EZCORP, Inc.	$34,077	$143,708
Total corporate items increased $9.2 million to $65.5 million. The increase was due to a $4.6 million increase in administrative expenses, a $2.7 million increase in depreciation and amortization and a $0.9 million increase in interest expense. The increase in administrative expenses, depreciation and amortization was primarily associated with supporting accelerated growth of the de novo and international operations. In fiscal 2013, interest expense increased 31% due to greater utilization of our revolver and depreciation expense increased 25% due to assets placed in service as we continue to invest in the infrastructure to support our growth.
Consolidated income from continuing operations before income taxes decreased $135.1 million, or 60%, to $91.3 million due to the $64.7 million, $8.2 million and $52.9 million decreases in contribution from the U.S. & Canada, Latin America and Other International segments, respectively, and a $9.2 million increase in corporate expenses.
In fiscal 2013, income tax expense decreased $41.7 million, or 58%, to $29.6 million. The fiscal 2013 effective tax rate is 32%, compared to 32% in the prior year.
After an $18.8 million increase in loss from discontinued operations and a $2.5 million decrease in net income attributable to the noncontrolling interests, net income attributable to EZCORP, Inc. decreased $109.6 million, or 76%, to $34.1 million in fiscal 2013.
Fiscal 2012 Compared to Fiscal 2011
The following discussion compares our results of operations for the year ended September 30, 2012 to the year ended September 30, 2011. It should be read with the accompanying consolidated financial statements and related notes.
In fiscal 2012, consolidated total revenues increased 14%, or $122.3 million, to $975.1 million, compared to the prior year. Same store total revenues decreased $15.7 million, or 2%, and new and acquired stores contributed $138.0 million. Excluding the one-time $10.9 million charge related to the retirement of our former Chief Executive Officer, income from continuing operations before taxes increased 13% to $226.4 million from $201.2 million in the prior year. Loss from discontinued operations increased $3.0 million to $4.5 million. Including the charge related to the retirement of our former Chief Executive Officer and after the increase in income tax expense and the $6.9 million of net income attributable to noncontrolling interest, net income attributable to EZCORP, Inc. increased $21.5 million, or 18%.

U.S. & Canada
The following table presents selected financial data from continuing operations for the U.S. & Canada segment:

	Fiscal Year Ended September 30,
	2012	2011
	(dollars in thousands)
Revenues:
Merchandise sales	$291,497	$256,694
Jewelry scrapping sales	191,905	195,920
Pawn service charges	210,601	184,204
Consumer loan fees and interest	163,896	164,895
Other revenues	3,759	1,484
Total revenues	861,658	803,197
Merchandise cost of goods sold	168,133	147,297
Jewelry scrapping cost of goods sold	122,604	121,051
Consumer loan bad debt	35,398	36,791
Net revenues	535,523	498,058
Segment expenses (income):
Operations	292,371	260,340
Depreciation	13,058	10,858
Amortization	521	452
(Gain) loss on sale or disposal of assets	(261)	281
Interest (income) expense, net	(3)	30
Other income	(647)	(3)
Segment contribution	$230,484	$226,100
Other data:
Gross margin on merchandise sales	42.3%	42.6%
Gross margin on jewelry scrapping sales	36.1%	38.2%
Gross margin on total sales	39.9%	40.7%
Average pawn loan balance per pawn store at period end	$295	$311
Average yield on pawn loan portfolio (a)	160%	158%
Pawn loan redemption rate	82%	81%
Consumer loan bad debt as a percentage of consumer loan fees	22%	22%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The U.S. & Canada segment total revenues increased $58.5 million, or 7%, from the prior year to $861.7 million. Same store total revenues decreased $21.9 million, or 3%, and new and acquired stores net of closed stores contributed $80.4 million. The overall increase in total revenues consisted of a $30.8 million increase in merchandise and jewelry scrapping sales, a $26.4 million increase in pawn service charges and a $1.3 million increase in loan fees and other revenues. In fiscal 2012, we acquired 28 U.S. pawn stores, seven U.S. buy/sell stores, 15 financial services stores in the U.S. and one buy/sell store in Canada for an aggregate of $78.2 million. As part of these acquisitions, we began operations in the states of Pennsylvania, Virginia, Hawaii and Minnesota, bringing the total number of states in which we operate at September 30, 2012 to 24.
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

Fiscal 2012 merchandise sales gross profit increased $14.0 million, or 13%, from the prior year to $123.4 million. This was due to a $34.9 million increase in sales from new and acquired stores net of closed stores, partially offset by a $0.1 million decrease in same store sales and a 0.3 percentage point decrease in gross margins. The decrease in gross margins was due to a shift in sales mix from jewelry to general merchandise.
Gross profit on jewelry scrapping sales decreased $5.6 million, or 7%, from the prior year to $69.3 million. Jewelry scrapping revenues decreased $4.0 million, or 2%, due to a 16% increase in proceeds realized per gram of gold jewelry scrapped, offset by a 19% decrease in gold volume. Same store jewelry scrapping sales decreased $26.2 million, or 13%, and new and acquired stores contributed $22.2 million. Jewelry scrapping sales include the sale of approximately $10.8 million of loose diamonds removed from scrap jewelry in fiscal 2012 and $8.1 million in the prior year. As a result of the higher average cost per gram of jewelry scrapped, scrap cost of goods increased $1.6 million.
Total segment expenses increased to $305.0 million (35% of revenues) in fiscal 2012 from $272.0 million (34% of revenues) in the prior year. Operations expense increased 12%, or $32.0 million, due to higher operating costs at new and acquired stores, increased labor, benefits and additional investments made in infrastructure to support our growth. Depreciation and amortization increased 20%, or $2.3 million, from the prior year to $13.6 million, mainly due to assets placed in service at new and acquired stores.
In fiscal 2012, U.S. & Canada delivered segment contribution of $230.5 million, a $4.4 million increase compared to the prior year. For fiscal 2012, the U.S. & Canada segment's contribution represents 82% of consolidated segment contribution compared to 92% in the prior year. While the U.S. & Canada segment has experienced some challenges related to jewelry merchandise sales and gold scrap sales, other elements of the business have continued to show strength, offsetting to a large extent, the challenges in the gold and jewelry market.

Latin America
The following table presents selected financial data from continuing operations for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Fiscal Year Ended September 30,
	2012	2011
	(dollars in thousands)
Revenues:
Merchandise sales	$41,567	$25,022
Jewelry scrapping sales	10,576	8,938
Pawn service charges	22,937	15,542
Consumer loan fees and interest	26,901	—
Other revenues	1,292	99
Total revenues	103,273	49,601
Merchandise cost of goods sold	22,504	14,537
Jewelry scrapping cost of goods sold	8,111	6,819
Consumer loan bad debt	309	—
Net revenues	72,349	28,245
Segment expenses (income):
Operations	37,259	21,260
Depreciation	3,319	2,066
Amortization	1,370	382
Loss on sale or disposal of assets	12	12
Interest (income) expense, net	(4,507)	4
Other (income) expense	(5)	7
Segment contribution	$34,901	$4,514
Other data:
Gross margin on merchandise sales	45.9%	41.9%
Gross margin on jewelry scrapping sales	23.3%	23.7%
Gross margin on total sales	41.3%	37.1%
Average pawn loan balance per pawn store at period end	$81	$65
Average yield on pawn loan portfolio (a)	198%	196%
Pawn loan redemption rate	76%	73%
Consumer loan bad debt as a percentage of consumer loan fees	1%	N/A

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America's results from Mexican pesos to U.S. dollars was 13.3 to 1 pesos to the dollar, 9% higher than the prior year's rate of 12.1 to 1. In fiscal 2012, we opened 52 de novo pawn stores, and on January 30, 2012, we acquired a 60% interest in Grupo Finmart, a specialty consumer finance company headquartered in Mexico City with 45 loan servicing locations throughout the county. Grupo Finmart is included in our fiscal 2012 results for eight months of the twelve-month period.
The Latin America segment's total revenues increased $53.7 million, or 108%, in fiscal 2012 to $103.3 million. Same store total revenues increased $6.1 million, or 12%, and new and acquired stores contributed $47.5 million. The overall increase in total revenues was mostly due to the $26.9 million in Grupo Finmart consumer loan fees, $18.2 million increase in merchandise and jewelry scrapping sales, a $7.4 million increase in pawn service charges and a $1.2 million increase in other revenues.

The Latin America segment's pawn service charge revenues increased $7.4 million, or 48%, in fiscal 2012 to $22.9 million. Same store pawn service charges increased $2.0 million, or 13%, and new and acquired stores contributed $5.4 million. The total increase was due to a 56% increase in the outstanding pawn loan balance coupled with a 2 percentage point increase in the pawn yield. The yield increased primarily due to a 3 percentage point increase in the loan redemption rate as we continued to focus on loan values.
Merchandise gross profit increased $8.6 million, or 82%, from the prior year to $19.1 million. The increase was due to a $5.3 million, or 21%, same store sales increase and a $11.2 million increase in sales from new and acquired stores coupled with a 4.0 percentage point increase in gross margins to 46%.
Gross profit on jewelry scrapping sales increased $0.3 million, or 16%, from the prior year to $2.5 million. Jewelry scrapping revenues increased $1.6 million, or 18%, in fiscal 2012 to $10.6 million. The 10% increase in proceeds realized per gram of gold jewelry scrapped was partially offset by the 22% decrease in gold volume processed. Same store jewelry scrapping sales decreased $1.5 million, or 16%, and new and acquired stores contributed $3.1 million. Scrap cost of goods increased $1.3 million, or 19%, due to the 10% increase in cost per gram.
Total segment expenses increased to $37.4 million (36% of revenues) in fiscal 2012 from $23.7 million (48% of revenues) in the prior year. The dollar increase was due to a 75.3%, or $16.0 million, increase in operations expenses due to higher operating costs resulting from the addition of 51 Empeño Fácil stores since the prior period, other acquisition costs and Grupo Finmart administrative expenses. Depreciation and amortization increased $2.2 million from the prior year to $4.7 million, mainly due to depreciation of assets placed in service at new stores and amortization of acquisition related intangible assets. The increase in total expense was partially offset by a $4.5 million reduction in interest expense due to the accelerated amortization of debt premium associated with Grupo Finmart's refinanced debt. The weighted average rate on Grupo Finmart's third party debt was 11% at September 30, 2012 compared to 19% at the time of acquisition.
Within the segment, purchase accounting pre-tax income impact during the year totaled $9.3 million, of which $5.6 million was attributable to EZCORP, Inc. with the majority of the adjustment coming from the accelerated amortization of debt premium associated with the refinanced debt at Grupo Finmart.
In fiscal 2012, the $44.1 million greater net revenues were partially offset by the $13.7 million increase in segment expenses, resulting in a $30.4 million increase in contribution for the Latin America segment. Contribution margin increased 24.7 percentage points to 34%. For fiscal 2012, Latin America's segment contribution represents 12% of consolidated segment contribution compared to 2% a year ago. This 10 percentage point increase makes Latin America our fastest growing segment.

Other International
The following table presents selected financial data from continuing operations for the Other International segment:

	Fiscal Year Ended September 30,
	2012	2011
	(dollars in thousands)
Revenues:
Consumer loan fees and interest	$9,884	$—
Other revenues	308	—
Total revenues	10,192	—
Consumer loan bad debt	3,663	—
Net revenues	6,529	—
Segment expenses (income):
Operations	6,718	795
Depreciation	177	—
Amortization	46	—
Loss on sale or disposal of assets	223	—
Interest income, net	(1)	—
Equity in net income of unconsolidated affiliates	(17,400)	(16,237)
Other income	(559)	(168)
Segment contribution	$17,325	$15,610
Other data:
Consumer loan bad debt as a percentage of consumer loan fees	37%	N/A
In the first quarter of fiscal 2012, we began offering consumer loans online in the U.K. On April 14, 2012, we acquired a 72% interest in Cash Genie, an online lending business in the U.K., and consolidated it with our existing U.K. operations. In fiscal 2012, consumer loan fees were $9.9 million, with bad debt as a percentage of fees at 37%.
Our equity in the net income of unconsolidated affiliates increased $1.2 million, or 7%, from the prior year to $17.4 million. The increase is due to strong performance by Cash Converters International and a slight increase by Albermarle & Bond.
In fiscal 2012, the $6.5 million net revenues, the $1.2 million increase in our equity in the net income of unconsolidated affiliates and $0.4 million increase in other income were mostly offset by a $6.4 million increase in other segment expenses, resulting in a $1.7 million increase in contribution for the Other International segment. Operations expenses include $6.1 million of Cash Genie expenses. For fiscal 2012, segment contribution from the Other International segment stayed relatively constant at 6% of consolidated segment contribution.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,
	2012	2011
	(dollars in thousands)
Segment contribution	$282,710	$246,224
Corporate expenses:
Administrative	47,912	50,584
Depreciation	5,457	3,832
Amortization	19	—
Gain on sale or disposal of assets	(1)	—
Interest expense, net	2,961	1,619
Income from continuing operations before income taxes	226,362	190,189
Income tax expense	71,252	66,472
Income from continuing operations, net of tax	155,110	123,717
Loss from discontinued operations, net of tax	(4,533)	(1,558)
Net income	150,577	122,159
Net income from continuing operations attributable to redeemable noncontrolling interest	6,869	—
Net income attributable to EZCORP, Inc.	$143,708	$122,159
Total corporate expenses increased $0.3 million to $56.3 million as the $1.6 million increase in depreciation expense and $1.3 million increase in interest expense, were mostly offset by a $2.7 million decrease in administrative expense. The decrease in administrative expense is primarily due to a pre-tax charge of $10.9 million related to the retirement of our former Chief Executive officer in fiscal 2011. This charge included a $3.4 million attributable to a cash payment and $7.5 million attributable to the accelerated vesting of restricted stock. Excluding this charge, administrative expenses increased $8.2 million, or 21%, which was primarily associated with supporting accelerated growth of the de novo and international operations. In fiscal 2012, interest expense increased 83% due to greater utilization of our revolver and depreciation expense increased 42% due to assets placed in service as we continue to invest in the infrastructure to support our growth.
Consolidated income from continued operations before taxes increased $36.2 million, or 19%, to $226.4 million mostly due to a $4.4 million, $30.4 million and $1.7 million increase in contribution from the U.S. & Canada, Latin America and Other International segments, respectively, partially offset by a $0.3 million increase in corporate expenses.
In fiscal 2012, income tax expense increased $4.8 million, or 7%, to $71.3 million. The fiscal 2012 effective tax rate is 32%, compared to 35% in the prior year. The decrease is primarily due to a larger portion of income being derived from countries outside the United States, as well as the recognition of state net operating losses.
After a $3.0 million increase in loss from discontinued operations and $6.9 million of net income attributable to the noncontrolling interests, net income attributable to EZCORP, Inc. increased $21.5 million, or 18%, to $143.7 million in fiscal 2012.
Liquidity and Capital Resources
In fiscal 2013, our operating cash flow from operations decreased 10% from the prior year to $126.5 million. The decrease in our consolidated net income was somewhat offset by an increase in several non-cash items, including our Albemarle & Bond investment impairment, an increase in our consumer loan loss provision, an increase in year-end accrued expenses, and an increase in our dividends received from unconsolidated affiliates.
In the prior year, our $140.9 million of cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $170.7 million, and $5.6 million in cash dividends from our unconsolidated affiliates, net of (ii) $35.4 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between fiscal 2013 and the prior year are the termination costs due to discontinued operations, impairment charges on investments and amortization of debt premium and consumer loan discount.
In fiscal 2013, we increased our loans made over last year by 15% to $923.1 million and loan repayments received also increased 15% year-over-year. The $160.4 million of net cash used in investing activities during fiscal 2013 was funded by cash flow from operations, cash on hand and borrowings on our line of credit facility. We invested $14.8 million in cash to acquire 12 pawn locations in Arizona, a 51% interest in TUYO, and 100% of the outstanding shares of Fondo ACH, S.A. de C.V. Other significant investing activities in the period were $11.0 million used for investments in unconsolidated affiliates and $47.2 million in additions of property and equipment. In addition, $87.9 million of loans made in excess of customer loan repayments and the recovery of principal through the sale of forfeited pawn loan collateral contributed to the net cash used in investing activities for the period.
Total debt outstanding increased 12% over last year to $247.3 million. Of this amount, $141.8 million was recourse to EZCORP and the remaining debt was non-recourse and attributable to our payroll withholding lending business in Mexico (Grupo Finmart).
The net effect of these and other smaller cash flows was a $12.2 million decrease in cash on hand, providing a $36.3 million ending cash balance. Of the aforementioned ending cash balance, approximately 60%, or $21.7 million, is held by foreign subsidiaries and is not available to fund domestic operations, as we intend to permanently reinvest earnings from foreign operations.
Below is a summary of our cash needs to meet future aggregate contractual obligations:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Long-term debt obligations	$148,661	$21	$148,601	$39	$—
Interest on long-term debt obligations	7,443	4,245	3,195	3	—
Operating lease obligations	257,346	58,908	94,766	51,564	52,108
Capital lease obligations	1,005	613	392	—	—
Total	$414,455	$63,787	$246,954	$51,606	$52,108
In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At September 30, 2013, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $33.4 million. Of that total, $9.9 million was secured by titles to customers’ automobiles. These amounts include principal, interest and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2013, these collectively amounted to $22.5 million.
The operating lease obligations in the table above include expected rent for all our store locations through the end of their current lease terms. Of our 489 U.S. financial services stores, 207 adjoin a pawn store and are covered by the same lease agreement. The lease agreements at approximately 95% of the remaining 282 free-standing U.S. financial services stores contain provisions that limit our exposure for additional rent at these stores to only a few months if laws are enacted that have a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining pawn stores could be re-incorporated into the pawn operations.
On May 10, 2011, we entered into a new senior secured credit agreement with a syndicate of five banks, replacing our previous credit agreement. Among other things, the new credit agreement provides for a four-year $175 million revolving credit facility that we may, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired our $17.5 million outstanding debt. On May 31, 2013, we amended the senior secured credit agreement to increase our revolving credit facility from $175 million to $200 million. The new credit facility increases our available credit and provides greater flexibility to make investments and acquisitions both domestically and internationally. No other terms of our senior secured credit agreement were modified. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at September 30, 2013 and expect to remain in compliance based on our expected future performance. At September 30, 2013, we had borrowed $140.9 million and issued a $1.8 million letter of credit, leaving $57.3 million available on our revolving credit facility.

At September 30, 2013, Grupo Finmart's third party debt (nonrecourse to EZCORP) was $105.5 million, with a weighted average interest rate of 11%.  Since the acquisition of Grupo Finmart in January 2012, Grupo Finmart's debt has decreased $4.2 million, and its weighted average interest rate has decreased 8.0 percentage points, due to debt refinancing. This refinancing effort was a key assumption in our investment analysis and will result in significantly reduced interest expenses going forward. In July 2012 Grupo Finmart transferred certain consumer loans to a bankruptcy remote trust in a securitization transaction.  The securitization borrowing facility has a maximum capacity of approximately $115.2 million.  At September 30, 2013 $32.0 million was outstanding under the securitization borrowing facility.  We expect Grupo Finmart to continue its use of the borrowing facility and utilize proceeds to fund loan originations, operations and contractual obligations.
We anticipate that cash flow from operations, cash on hand and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.

At the beginning of the current fiscal year, we had an effective “shelf” Registration Statement on Form S-4 covering an aggregate of 2.0 million shares of our Class A Common Stock that we may offer from time to time in connection with future acquisitions of businesses, assets or securities, with 1.2 million shares remaining for issuance. During the current year, we issued all the remaining shares in connection with the acquisition of 12 pawn stores in Arizona, and as of September 30, 2013, have no remaining shares covered by the registration statement. We terminated the registration statement in October 2013.
On February 3, 2012, we filed a “shelf” registration statement on Form S-3 registering the offer and sale of an indeterminate amount of a variety of securities, including debt securities (and related guarantees), equity securities, warrants to purchase debt or equity securities, stock purchase contracts and stock purchase units. The proceeds of any offering and sale under that registration statement were to be used for general corporate purposes, including debt reduction or refinancing, acquisitions, capital expenditures and working capital. Unless otherwise indicated in connection with a particular offering of debt securities, each of our domestic subsidiaries was to have fully and unconditionally guaranteed on a joint and several basis our payment obligations under such debt securities. As of September 30, 2013, we had not issued any securities under this registration statement. We terminated the registration statement in October 2013.
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
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” on our balance sheet. At September 30, 2013, the allowance for Expected LOC Losses was $2.2 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $28.8 million. This amount includes principal, interest and insufficient funds fees.
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

Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. The words “may,” "can," “should,” “could,” “will,” "would," “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. Accordingly, you should not regard any forward-looking statement as a representation that the expected results will be achieved. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Such risks and uncertainties include, among other things:

•	Changes in laws and regulations, including regulation of our financial services business by the Consumer Financial Protection Bureau;

•	Changes in gold prices or volumes;

•	Concentration of business in Texas;

•	Changes in foreign currency exchange rates;

•	General economic conditions;

•	Changes in our relationships with unaffiliated lenders;

•	Our ability to continue growing our store count through acquisitions and de novo openings;

•	Changes in the business, regulatory or political climate in Mexico;

•	Changes in pawn redemption rates, loan default and collection rates or other important operating metrics;

•	Changes in liquidity, capital requirements or access to debt and capital markets;

•	Changes in the competitive landscape;

•	Our controlled ownership structure;

•	Potential infrastructure failures or data security breaches;

•	Risks associated with our online lending business;

•	Potential litigation;

•	Failure to achieve adequate return on our strategic investments;

•	Potential uninsured property, casualty or other losses;

•	Potential disruptive effect of acquisitions, investments and new businesses;

•	Changes in U.S. or international tax laws;

•	Events beyond our control;

•	Failure to adapt to any decrease in demand for our products and services;

•	Financial statement impact of potential impairment of goodwill;

•	Inadequacy of loan loss allowances;

•	Judicial decisions or changes in law that render our arbitration agreements unenforceable; and

•	Potential exposure under anti-corruption laws.
For a discussion of these important risk factors, see "Part I — Item 1A — Risk Factors."
In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. You should not place undue reliance on our forward-looking statements. Although forward-looking statements reflect our good faith beliefs, forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause our actual results, performance or achievements to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved.
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
Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the fiscal year ending September 30, 2014, our interest expense during the year would increase by approximately $1.3 million. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate debt at September 30, 2013.
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
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments and our foreign operations. Albemarle & Bond and Cash Genie's functional currency is the British pound, Cash Converters International’s functional currency is the Australian dollar, Empeño Fácil’s and Grupo Finmart’s functional currency is the Mexican peso and our Canada operations’ functional currency is the Canadian dollar. The impact on our results of operations and financial position of hypothetical changes in foreign currency exchange rates cannot be reasonably estimated due to the interrelationship of operating results and exchange rates.
The translation adjustment from Albemarle & Bond representing the weakening in the British pound during the year ended June 30, 2013 (included in our September 30, 2013 results on a three-month lag) was reclassified to income as part of the impairment of our investment in Albemarle & Bond. The translation adjustment from Cash Genie, representing the weakening in the British pound, was a $0.1 million decrease to stockholders' equity. On September 30, 2013, the British pound weakened to £1.00 to $1.6136 U.S. from $1.6164 at September 30, 2012.
The translation adjustment from Cash Converters International representing the weakening in the Australian dollar from our investment dates to June 30, 2013 (included in our September 30, 2013 results on a three-month lag) was an $2.1 million decrease to stockholders’ equity. On September 30, 2013, the Australian dollar weakened to $1.00 Australian dollar to $0.9312 U.S. from $1.0377 at September 30, 2012.
The translation adjustment from Latin America representing the weakening of the Mexican peso during the year ended September 30, 2013 was a $6.8 million decrease to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. On September 30, 2013, the peso further weakened to $1.00 Mexican peso to $0.07605 U.S. from $0.0778 at September 30, 2012.
The translation adjustment from our Canadian operations representing the weakening of the Canadian dollar during the year ended September 30, 2013 was a $0.7 million decrease to stockholders’ equity. On September 30, 2013, the Canadian dollar weakened to $1.00 Canadian dollar to $0.9698 U.S. from $1.0164 at September 30, 2012.

We cannot predict the future valuation of foreign currencies or how further movements in exchange rates could affect our future earnings or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EZCORP, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheet of EZCORP, Inc. and subsidiaries (the "Company") as of September 30, 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year ended September 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EZCORP, Inc. and subsidiaries as of September 30, 2013, and the results of their operations and their cash flows for the year ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
November 26, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. (the Company) as of September 30, 2012 and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZCORP, Inc. at September 30, 2012, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Dallas, Texas
November 20, 2012, except for Notes 1, 2, 4, 6, 7, 12, 14, 18, and 19, which are as of October 3, 2013

EZCORP, Inc. CONSOLIDATED BALANCE SHEETS

	September 30,
	2013	2012
	(in thousands)
Assets:
Current assets:
Cash and cash equivalents	$36,317	$48,477
Restricted cash	3,312	1,145
Pawn loans	156,637	157,648
Consumer loans, net	64,515	34,152
Pawn service charges receivable, net	30,362	29,401
Consumer loan fees and interest receivable, net	36,588	30,416
Inventory, net	145,200	109,214
Deferred tax asset	13,825	14,984
Income tax receivable	16,105	10,511
Prepaid expenses and other assets	34,217	45,451
Total current assets	537,078	481,399
Investments in unconsolidated affiliates	97,085	126,066
Property and equipment, net	116,281	108,131
Restricted cash, non-current	2,156	4,337
Goodwill	428,508	374,663
Intangible assets, net	61,872	45,185
Non-current consumer loans, net	69,991	61,997
Deferred tax asset	8,214	—
Other assets, net	24,105	16,229
Total assets (1)	$1,345,290	$1,218,007
Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$30,436	$21,085
Current capital lease obligations	533	594
Accounts payable and other accrued expenses	79,967	64,104
Other current liabilities	22,337	14,821
Customer layaway deposits	8,628	7,238
Total current liabilities	141,901	107,842
Long-term debt, less current maturities	215,939	198,836
Long-term capital lease obligations	391	995
Deferred tax liability	—	7,922
Deferred gains and other long-term liabilities	17,140	13,903
Total liabilities (2)	375,371	329,498
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	55,393	53,681
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; 56 million shares authorized; issued and outstanding: 51,269,434 at September 30, 2013; 48,255,536 at September 30, 2012	513	482
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30
Additional paid-in capital	320,777	268,626
Retained earnings	599,880	565,803
Accumulated other comprehensive loss	(6,674)	(113)
EZCORP, Inc. stockholders’ equity	914,526	834,828
Total liabilities and stockholders’ equity	$1,345,290	$1,218,007
Assets and Liabilities of Grupo Finmart Securitization Trust
(1) Our consolidated assets as of September 30, 2013 and September 30, 2012 include the following assets of Grupo Finmart's securitization trust that can only be used to settle its liabilities: Restricted cash, non-current, $2.2 million as of September 30, 2013 and $4.3 million as of September 30, 2012; Consumer loans, net, $33.9 million as of September 30, 2013 and $33.6 million as of September 30, 2012; Consumer loan fees receivable, net, $7.3 million as of September 30, 2013 and $7.7 million as of September 30, 2012; Intangible assets, net, $2.1 million as of September 30, 2013 and $2.6 million as of September 30, 2012; and total assets, $45.5 million as of September 30, 2013 and $48.2 million as of September 30, 2012.
(2) Our consolidated liabilities as of September 30, 2013 and September 30, 2012 include $32.0 million and $32.7 million, respectively, of long-term debt for which the creditors of Grupo Finmart's securitization trust do not have recourse to EZCORP, Inc.
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$368,766	$333,064	$281,716
Jewelry scrapping sales	131,702	202,481	204,858
Pawn service charges	251,354	233,538	199,746
Consumer loan fees and interest	248,304	200,681	164,895
Other revenues	10,181	5,359	1,583
Total revenues	1,010,307	975,123	852,798
Merchandise cost of goods sold	218,617	190,637	161,834
Jewelry scrapping cost of goods sold	96,133	130,715	127,870
Consumer loan bad debt	54,873	39,370	36,791
Net revenues	640,684	614,401	526,303
Operating expenses:
Operations	414,225	336,348	282,395
Administrative	52,474	47,912	50,584
Depreciation	28,327	22,011	16,756
Amortization	5,233	1,956	834
Loss (gain) on sale or disposal of assets	1,434	(27)	293
Total operating expenses	501,693	408,200	350,862
Operating income	138,991	206,201	175,441
Interest expense (income)	15,166	(1,550)	1,653
Equity in net income of unconsolidated affiliates	(11,878)	(17,400)	(16,237)
Impairment of investments	44,598	—	—
Other income	(205)	(1,211)	(164)
Income from continuing operations before income taxes	91,310	226,362	190,189
Income tax expense	29,575	71,252	66,472
Income from continuing operations, net of tax	61,735	155,110	123,717
Loss from discontinued operations, net of tax	(23,310)	(4,533)	(1,558)
Net income	38,425	150,577	122,159
Net income from continuing operations attributable to redeemable noncontrolling interest	4,348	6,869	—
Net income attributable to EZCORP, Inc.	$34,077	$143,708	$122,159

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$1.07	$2.91	$2.48
Discontinued operations	(0.43)	(0.09)	(0.03)
Basic earnings per share	$0.64	$2.82	$2.45

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$1.06	$2.90	$2.46
Discontinued operations	(0.43)	(0.09)	(0.03)
Diluted earnings per share	$0.63	$2.81	$2.43

Weighted average shares outstanding:
Basic	53,657	50,877	49,917
Diluted	53,737	51,133	50,369

Net income from continuing operations attributable to EZCORP, Inc.	$57,387	$148,241	$123,717
Loss from discontinued operations attributable to EZCORP, Inc.	(23,310)	(4,533)	(1,558)
Net income attributable to EZCORP, Inc.	$34,077	$143,708	$122,159
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
	2013	2012	2011
		(in thousands)
Net income	$38,425	$150,577	$122,159
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(11,614)	(7)	10,393
Foreign currency translation reclassification adjustment realized upon impairment	221	—	—
Effective portion of cash flow hedge	(148)	—	—
Net change in unrealized investment (loss) gain:
Unrealized holding (loss) gain arising during period	(1,721)	(735)	930
Reclassification adjustment for loss on available-for-sale securities included in net income	992	—	—
Income tax benefit (expense)	3,633	2,330	(5,694)
Other comprehensive (loss) income, net of tax	(8,637)	1,588	5,629
Comprehensive income	$29,788	$152,165	$127,788
Attributable to redeemable noncontrolling interest:
Net income	$4,348	$6,869	$—
Foreign currency translation (loss) gain	(2,017)	955	—
Effective portion of cash flow hedge	(59)	—	—
Comprehensive income attributable to redeemable noncontrolling interest	2,272	7,824	—
Comprehensive income attributable to EZCORP, Inc.	$27,516	$144,341	$127,788
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2013	2012	2011
	(In thousands)
Operating Activities:
Net income	$38,425	$150,577	$122,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,918	25,268	18,344
Amortization of debt premium and consumer loan discount	(248)	(15,091)	—
Consumer loan loss provision	30,740	17,833	15,087
Deferred income (benefit) taxes	(14,854)	2,761	13,663
Other adjustments	3,713	—	—
Loss (gain) on sale or disposal of assets	7,043	(1)	309
Stock compensation	7,314	6,714	13,208
Income from investments in unconsolidated affiliates	(11,878)	(17,400)	(16,237)
Impairment of investments	44,598	—	—
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(7,143)	(5,359)	(2,998)
Inventory, net	(9,722)	(4,017)	(6,815)
Prepaid expenses, other current assets, and other assets, net	(10,281)	(12,322)	(12,445)
Accounts payable and accrued expenses	16,766	4,347	5,411
Customer layaway deposits	1,416	218	(95)
Deferred gains and other long-term liabilities	(8,898)	(8,782)	(412)
Excess tax benefit from stock compensation	(293)	(1,602)	(3,230)
Income taxes receivable/payable	(5,775)	(7,787)	44
Dividends from unconsolidated affiliates	10,632	5,560	7,274
Net cash provided by operating activities	126,473	140,917	153,267
Investing Activities:
Loans made	(923,103)	(802,896)	(649,249)
Loans repaid	597,528	520,193	404,392
Recovery of pawn loan principal through sale of forfeited collateral	237,717	240,381	205,662
Additions to property and equipment	(46,698)	(45,796)	(34,122)
Acquisitions, net of cash acquired	(14,810)	(128,647)	(67,920)
Investments in unconsolidated affiliates	(11,018)	—	—
Net cash used in investing activities	(160,384)	(216,765)	(141,237)
Financing Activities:
Proceeds from exercise of stock options	45	649	397
Excess tax benefit from stock compensation	293	1,602	3,230
Debt issuance costs	(1,283)	(3,225)	(2,397)
Taxes paid related to net share settlement of equity awards	(3,640)	(1,184)	(7,484)
Payout of deferred and contingent consideration	(13,277)	—	—
Purchase of subsidiary shares from noncontrolling interest	(627)	—	—
Contributions from noncontrolling interest	5,839
Change in restricted cash	(110)	(5,482)	—
Proceeds from revolving line of credit	510,680	792,927	164,500
Payments on revolving line of credit	(470,000)	(679,986)	(147,000)
Proceeds from bank borrowings	(15,432)	2,461	—
Payments on bank borrowings and capital lease obligations	9,725	(8,496)	(25,004)
Net cash provided by (used in) financing activities	22,213	99,266	(13,758)
Effect of exchange rate changes on cash and cash equivalents	(462)	1,090	(157)
Net (decrease) increase in cash and cash equivalents	(12,160)	24,508	(1,885)
Cash and cash equivalents at beginning of period	48,477	23,969	25,854
Cash and cash equivalents at end of period	$36,317	$48,477	$23,969

Cash paid during the period for:
Interest	$12,553	$2,480	$1,147
Income taxes	47,108	83,010	55,124
Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$261,837	$248,090	$215,188
Issuance of common stock due to acquisitions	38,705	17,984	7,304
Deferred consideration	25,872	938	—
Contingent consideration	248	23,432	—
Accrued additions to property and equipment	492	—	—
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	10,404	—	—
Purchase of shares from noncontrolling interest	(788)	—	—
Issuance of common stock to 401(k) plan	556	459	377
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

					Accumulated Other Comprehensive Income (Loss)	EZCORP, Inc. Stockholders' Equity
	Common Stock		Additional Paid In Capital
	Shares	Par Value		Retained Earnings
	(in thousands)
Balances at September 30, 2010	49,226	$493	$225,374	$299,936	$(6,375)	$519,428
Issuance of Common Stock to 401(k) plan	12	—	377	—	—	377
Stock compensation	—	—	13,208	—	—	13,208
Stock options exercised	62	1	396	—	—	397
Issuance of Common Stock due to acquisitions	209	2	7,302	—	—	7,304
Release of restricted stock, net of net share settlement	690	—	—	—	—	—
Excess tax benefit from stock compensation	—	5	3,225	—	—	3,230
Taxes paid related to net share settlement of equity awards	—	—	(7,484)	—	—	(7,484)
Unrealized gain on available-for-sale securities	—	—	—	—	605	605
Foreign currency translation adjustment	—	—	—	—	5,024	5,024
Net income attributable to EZCORP, Inc.	—	—	—	122,159	—	122,159
Balances at September 30, 2011	50,199	$501	$242,398	$422,095	$(746)	$664,248
Issuance of Common Stock to 401(k) plan	19	—	459	—	—	459
Stock compensation	—	—	6,714	—	—	6,714
Stock options exercised	201	2	647	—	—	649
Issuance of Common Stock due to acquisitions	635	6	17,992	—	—	17,998
Release of restricted stock, net of net share settlement	172	1	—	—	—	1
Excess tax benefit from stock compensation	—	2	1,600	—	—	1,602
Taxes paid related to net share settlement of equity awards	—	—	(1,184)	—	—	(1,184)
Unrealized loss on available-for-sale securities	—	—	—	—	(478)	(478)
Foreign currency translation adjustment	—	—	—	—	1,111	1,111
Net income attributable to EZCORP, Inc.	—	—	—	143,708	—	143,708
Balances at September 30, 2012	51,226	$512	$268,626	$565,803	$(113)	$834,828
Issuance of Common Stock to 401(k) plan	30	1	556	—	—	557
Stock compensation	—	—	7,314	—	—	7,314
Stock options exercised	18	—	45	—	—	45
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(1,500)	—	85	(1,415)
Release of restricted stock, net of net share settlement	409	4	—	—	—	4
Excess tax benefit from stock compensation	—	—	293	—	—	293
Taxes paid related to net share settlement of equity awards	—	—	(3,640)	—	—	(3,640)
Effective portion of cash flow hedge	—	—	—	—	(89)	(89)
Unrealized loss on available-for-sale securities	—	—	—	—	(1,119)	(1,119)
Reclassification adjustment for loss on available-for-sale securities included in net income	—	—	—	—	992	992
Foreign currency translation adjustment	—	—	—	—	(6,651)	(6,651)
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	221	221
Net income attributable to EZCORP, Inc.	—	—	—	34,077	—	34,077
Balances at September 30, 2013	54,240	$543	$320,777	$599,880	$(6,674)	$914,526
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
At September 30, 2013, we operated a total of 1,342 locations, consisting of 495 U.S. pawn stores (operating as EZPAWN or Value Pawn), seven U.S. buy/sell stores (operating as Cash Converters), 239 pawn stores in Mexico (operating as Empeño Fácil), 489 U.S. financial services stores (operating primarily as EZMONEY), 24 financial services stores in Canada (operating as CASHMAX), 15 buy/sell and financial services stores in Canada (operating as Cash Converters), 19 TUYO buy/sell stores in Mexico, and 54 Grupo Finmart locations in Mexico. We are the franchisor for eight franchised stores in Canada pursuant to our acquisition of the Cash Converters master franchise in that country. In addition, we offer consumer loans online in the U.S. and the U.K. operating primarily as EZMONEY.com and CashGenie.com, respectively. We also own approximately 30% of Albemarle & Bond Holdings PLC ("Albemarle & Bond"), one of the U.K.’s largest pawnbroking businesses with over 230 stores, and approximately 33% of Cash Converters International Limited ("Cash Converters International"), which franchises and operates a worldwide network of over 700 financial services and second-hand retail stores.
Consolidation
The consolidated financial statements include the accounts of EZCORP, Inc. ("EZCORP") and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. As of September 30, 2013, we own 60% of the outstanding equity interests in Prestaciones Finmart, S.A. de C.V., SOFOM, E.N.R. (“Grupo Finmart") doing business under the brands "Crediamigo" and "Adex" and 51% of Renueva Comercial S.A. de C.V. ("TUYO"), and therefore, include their results in our consolidated financial statements. We account for our investments in Albemarle & Bond and Cash Converters International using the equity method. Certain prior period balances have been reclassified to conform to the current presentation.

Prior Year Cash Flow Statement Correction of Error

Subsequent to the issuance of the financial statements for the year ended September 30, 2012, management identified an error in the cash flow statement for the year ended September 30, 2012. The Company incorrectly presented a $15.1 million gain on refinancing resulting from the write-off of a debt premium on refinancing as a cash outflow from financing activities. The amount should have been shown as a non-cash reduction in operating activities to reconcile net income to cash flow from operating activities. The following reflects the effects of the correction on the statement of cash flows for the year ended September 30, 2012:

	As Previously Reported	As Restated
	(in thousands)
Net cash provided by operating activities	$156,008	$140,917
Net cash provided by financing activities	84,175	99,266
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

Consumer Loans
We provide a variety of short-term consumer loans including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans. In Texas, we provide fee-based credit services to customers seeking loans. In Mexico, Grupo Finmart enters into agreements with employers that permit it to market consumer loans to employees. Payments are withheld by the employers through payroll deductions and remitted to Grupo Finmart.
Revenue Recognition
Unsecured Consumer Loan Credit Service Fees — We earn credit service fees when we assist customers in obtaining unsecured loans from unaffiliated lenders. We initially defer recognition of the fees we expect to collect, net of direct expenses, and recognize that deferred net amount over the life of the related loans. We reserve the percentage of credit service fees we expect not to collect. Accrued fees related to defaulted loans reduce credit service fee revenue upon loan default and increase credit service fee revenue upon collection. Unsecured loan credit service fee revenue is included in “Consumer loan fees and interest” on our consolidated statements of operations.
Unsecured Consumer Loan Revenue — We accrue fees and interest in accordance with state and provincial laws on the percentage of unsecured loans (single-payment and multiple-payment) we have made that we believe to be collectible. Accrued fees related to defaulted loans reduce fee revenue upon loan default and increase fee revenue upon collection. Unsecured loan revenue is included in “Consumer loan fees and interest” on our consolidated statements of operations.
Long-term Unsecured Consumer Loan Revenue — Grupo Finmart customers obtain installment loans with a series of payments due over as long as a four-year period. We recognize consumer loan interest related to loans we originate based on the percentage of consumer loans made that we believe to be collectible. We recognize interest revenue ratably over the life of the related loans. We reserve the percentage of interest we expect not to collect. Accrued interest related to defaulted loans reduce consumer loan revenue upon loan default and increase consumer loan fee revenue upon collection. Long-term unsecured consumer loan revenue is included in “Consumer loan fees and interest” on our consolidated statements of operations.
Auto Title Loan Credit Service Fee Revenue — We earn auto title credit service fees when we assist customers in obtaining auto title loans from unaffiliated lenders. We recognize the fee revenue ratably over the life of the loan, and reserve the percentage of fees we expect not to collect. Auto title loan credit service fee revenue is included in “Consumer loan fees and interest” on our consolidated statements of operations.
Auto Title Loan Revenue — We accrue fees in accordance with state laws on the percentage of auto title loans we have made that we believe to be collectible. We recognize the fee revenue ratably over the life of the loan. Auto title loan revenue is included in “Consumer loan fees and interest” on our consolidated statements of operations.
Bad Debt and Allowance For Losses
Unsecured Consumer Loan Credit Service Bad Debt — We issue letters of credit to enhance the creditworthiness of our customers seeking unsecured loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to the lenders by the borrowers plus any insufficient funds fees. Although amounts paid under letters of credit may be collected later, we charge those amounts to consumer loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery. We record the proceeds from such sales as a reduction of bad debt at the time of the sale. Unsecured consumer loan credit service bad debt is included in "Consumer loan bad debt" on our consolidated statements of operations.
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
Allowance for Losses on Unsecured Consumer Loan Credit Services — We provide an allowance for losses we expect to incur under letters of credit for brokered unsecured loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers (collectively, “Expected LOC Losses”). Changes in the allowance are charged to consumer loan bad debt on our consolidated statements of operations. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” on our consolidated balance sheets. Based on the expected loss and collection percentages, we also provide an allowance for the unsecured loan credit service fees we expect not to collect, and charge changes in this allowance to consumer loan fee revenue, which is included in "Consumer loan fees and interest" on our consolidated statements of operations.
Unsecured Consumer Loan Bad Debt — In general, we consider a single-payment loan defaulted if it has not been repaid or renewed by the maturity date. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of consumer loan bad debt when collected. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery and record the proceeds from such sales as a reduction of bad debt at the time of sale. Unsecured consumer loan bad debt is included in "Consumer loan bad debt" on our consolidated statements of operations.
Consumer loans made by EZCORP Online are considered delinquent if they are not repaid or renewed by the maturity date. We do not accrue additional revenues on delinquent loans. All outstanding principal balances and related fee receivables greater than 60 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt and reverse accrued unsecured consumer loan fee revenue.
Unsecured Consumer Loan Allowance for Losses — We provide an allowance for losses on unsecured loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to "Consumer loan bad debt" on our consolidated statements of operations. We record changes in the fee receivable valuation allowance to "Consumer loan fees and interest" on our consolidated statements of operations.
Long-Term Unsecured Consumer Loan Bad Debt — Consumer loans made by Grupo Finmart are considered in current status as long as the customer is employed and Grupo Finmart receives payments via payroll withholdings. Loans made to customers no longer employed are considered current if payments are made by the due date. If one payment of a loan is delinquent, that one payment is considered defaulted. If two or more payments are delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, Grupo Finmart charges the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Collections of principal are recorded as a reduction of consumer loan bad debt when collected. Long-term unsecured consumer loan bad debt is included in "Consumer loan bad debt" on our consolidated statements of operations.
Long-Term Unsecured Consumer Loan Allowance for Losses — Grupo Finmart provides an allowance for losses on consumer loans that have not yet matured and related fees receivable based on recent loan default experience. Changes in the principal valuation allowance are charged to "Consumer loan bad debt" and changes in the interest receivable valuation allowance are charged to "Consumer loan fees and interest" on our consolidated statements of operations.
Auto Title Loan Credit Services Bad Debt and Allowance for Losses — We issue letters of credit to enhance the creditworthiness of our customers seeking auto title loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, all amounts owed to the lenders by the borrowers plus any insufficient funds fees. Through a charge to auto title loan bad debt, we provide an allowance for losses we expect to incur under letters of credit for brokered auto title loans, and record actual charge-offs against this allowance. The allowance includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers or through the sale of repossessed vehicles. We include the allowance for expected losses in “Accounts payable and other accrued expenses” on our consolidated balance sheets.
Auto Title Loan Bad Debt and Allowance for Losses — Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans and related fees receivable. We charge any increases in the principal valuation allowance to consumer loan bad debt and charge uncollectable loans against this allowance. We record changes in the fee receivable valuation allowance to "Consumer loan fees and interest" on our consolidated statements of operations.
Inventory and Cost of Goods Sold
If a pawn loan is not redeemed, we record the forfeited collateral at cost (the principal amount of the pawn loan) in "Inventory, net" on our consolidated balance sheets. We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. We record our inventory using the specific identification method of accounting.

In order to state inventory at the lower of cost or market value, we record an allowance for excess, obsolete or slow moving inventory based on the type and age of merchandise. We include in "Merchandise cost of goods sold" in our consolidated statements of operations the historical cost of inventory sold, inventory shrinkage and any change in the allowance for inventory shrinkage and valuation. We also include the cost of operating our central jewelry processing unit, as it relates directly to sales of precious metals to refiners.
Cash and Cash Equivalents and Cash Concentrations
Cash and cash equivalents consist primarily of cash on deposit, highly liquid investments, or mutual funds with original contractual maturities of three months or less. We hold cash at major financial institutions that often exceed FDIC insured limits. We manage our credit risk associated with cash and cash equivalents and cash concentrations by investing in high quality instruments or funds, concentrating our cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions issuing investments or holding such deposits. Historically, we have not experienced any losses due to such cash concentrations. Restricted cash amounts represent amounts that can only be used to settle liabilities of Grupo Finmart's securitization trust or for interest payments on Grupo Finmart's debt. See Note 9, “Long-Term Debt and Capital Lease Obligations.”
Software Development Costs
We capitalize certain costs incurred in connection with developing or obtaining software for internal use and amortize the costs by the straight-line method over the estimated useful lives of each system, typically five years.
Customer Layaways
Customer layaway deposits are recorded as deferred revenue until we collect the entire related sales price and deliver the related merchandise to the customer. Customer layaway fees are recognized when collected.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets having indefinite lives are not subject to amortization. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") ASC 350-20-35, Goodwill - Subsequent Measurement, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently when there are events or circumstances that indicate a potential impairment.
We perform our impairment analysis utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We completed our annual assessment of goodwill and indefinite lived intangible assets as of September 30, 2013 and determined that no material impairment existed at that date.
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
Valuation of Tangible Long-Lived Assets
We assess the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the assets or the strategy for the overall business, significant negative industry trends or legislative changes prohibiting us from offering our loan products. An impairment loss is recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset's carrying value.
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
Derivative Instruments and Hedging Activities
We recognize all derivative instruments as either assets or liabilities in our consolidated balance sheets at their respective fair values. For derivatives designated in hedging relationships, changes in the fair value are either offset through earnings against the change in fair value of the hedged item attributable to the risk being hedged or recognized in accumulated other comprehensive income, to the extent the derivative is effective at offsetting the changes in cash flows being hedged until the hedged item affects earnings.
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
Foreign Currency Translation
Our equity investments in Albemarle & Bond and Cash Converters International are translated from British pounds and Australian dollars, respectively, into U.S. dollars at the exchange rates as of the investees’ balance sheet date of June 30. The related interest in the investees’ net income is translated at the average exchange rates for each six-month period reported by the investees. The functional currency of Empeño Fácil, our wholly owned subsidiary, Grupo Finmart, our 60% owned subsidiary, and TUYO, our 51% owned subsidiary, is the Mexican peso. The functional currency of our wholly owned foreign subsidiary in Canada is the Canadian dollar, and the functional currency of Cash Genie, our wholly owned subsidiary in the U.K., is the British Pound. Our foreign subsidiaries' balance sheet accounts are translated from their respective functional currencies into U.S. dollars at the exchange rate at the end of each quarter, and their earnings are translated into U.S. dollars at the average exchange rate each quarter. We present resulting translation adjustments as a separate component of stockholders’ equity. Foreign currency transaction gains and losses have not been significant, and are reported as “Other” (income) or expense in our statements of operations.
Securitization of Consumer Loans
Our majority-owned subsidiary, Grupo Finmart, periodically transfers certain consumer loans to a bankruptcy remote trust in securitization transactions. These securitizations are accounted for as secured borrowings, and no gains or losses are recognized at the time of the transaction. Secured borrowings are transactions involving transfers of financial assets that are accounted for as financings with the assets pledged as collateral. We consolidate the assets and liabilities of the trust and disclose on our consolidated balance sheets the consolidated assets and liabilities of the trust that can only be used to settle its liabilities.
Operations Expense
Included in operations expense are costs related to operating our stores, online businesses and any direct costs of support offices. These costs include labor, other direct expenses such as utilities, supplies and banking fees, and indirect expenses such as store rent, building repairs and maintenance, advertising, store property taxes and insurance, regional and area management expenses, the costs of our bad debt collection center and allocations of certain corporate costs.
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
Use of Estimates
Generally accepted accounting principles require us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.
Recently Adopted Accounting Pronouncements
In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-11, Disclosures about Offsetting Assets and Liabilities. This update, which amends FASB ASC 210 (Balance Sheet), requires entities to disclose information about offsetting and related arrangements and the effect of those arrangements on its financial position. The amendments in ASU 2011-11 enhance disclosures required by FASB ASC 210 by requiring improved information about financial instruments and derivative instruments that are either offset in accordance with FASB ASC 210-20-45 or 815-10-45 or are subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for interim and annual periods beginning on or after January 1, 2013. Disclosures are required retrospectively for all comparative periods presented. Currently, we do not enter into any right of offset arrangements and the adoption of ASU 2011-11 did not have a material effect on our financial position, results of operations or cash flows.
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
NOTE 2: DISCONTINUED OPERATIONS
During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores (102 and 94 of which were in operation at September 30, 2012 and 2011, respectively) in a variety of locations. These stores are generally older, smaller stores that do not fit our future growth profile.
Store closures as discontinued operations include:

▪
57 stores in Mexico, 52 of which are small, jewelry-only asset group formats. We will continue to operate our full-service SWS stores under the Empeño Fácil brand, and expect to continue our storefront growth in Mexico.

▪
29 stores in Canada, where we are in the process of transitioning to an integrated buy/sell and financial services model under the Cash Converters brand. The affected asset group consists of stores that are not optimal for that model because of location or size. We will continue to operate full-service buy/sell and financial services center stores under the Cash Converters brand in Canada and the United States.

▪
20 financial services stores in Dallas, Texas and the State of Florida, where we are exiting both locations primarily due to onerous regulatory requirements. In addition, one jewelry-only concept store will be closed, which was our only jewelry-only store in the United States.

Due to discontinued operations, we incurred charges for lease termination costs, asset and inventory write-down to net realizable liquidation value, uncollectible receivables, and employee severance costs. We recognized $22.2 million of pre-tax charges related to discontinued operations during fiscal 2013. The following table summarizes these costs, which have been recorded as part of loss from discontinued operations in our fiscal 2013 consolidated statement of operations:

Fiscal Year Ended
September 30, 2013
(in thousands)
Lease termination costs	$8,608
Employee severance	896
Inventory write-down to liquidation value	7,081
Fixed asset write-down to liquidation value	5,605
Total termination costs related to the reorganization	$22,190

As of September 30, 2013, $1.6 million in cash payments had been made with regard to the recorded termination costs.

As of September 30, 2013 accrued severance and lease termination costs related to discontinued operations were $7.1 million. This amount is included in “Accounts payable and accrued liabilities” in our consolidated balance sheets and in “Loss from discontinued operations, net of tax” in the consolidated statements of operations.

Discontinued operations in fiscal 2013, 2012, and 2011 include $15.1 million, $17.3 million, and $16.5 million, respectively, of revenues and $27.2 million, $4.8 million, and $1.5 million, respectively, of pre-tax operating losses from stores being closed.

The table below summarizes the operating income (losses) from discontinued operations by operating segment:

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in thousands)
U.S. & Canada
Net revenues	$4,308	$6,183	$5,495
Operations expense	10,090	10,031	5,891
Operating loss from discontinued operations before taxes	(5,782)	(3,848)	(396)
Total termination costs related to the reorganization	13,049	—	—
Loss from discontinued operations before taxes	(18,831)	(3,848)	(396)
Income tax (benefit) provision	(1,392)	77	404
Loss from discontinued operations, net of tax	$(17,439)	$(3,925)	$(800)

Latin America
Net revenues	$5,215	$3,645	$3,138
Operations expense	4,461	4,560	4,220
Operating income (loss) from discontinued operations before taxes	754	(915)	(1,082)
Total termination costs related to the reorganization	9,141	—	—
Loss from discontinued operations before taxes	(8,387)	(915)	(1,082)
Income tax benefit	(2,516)	(307)	(324)
Loss from discontinued operations, net of tax	$(5,871)	$(608)	$(758)

Consolidated
Net revenues	$9,523	$9,828	$8,633
Operations expense	14,551	14,591	10,111
Operating loss from discontinued operations before taxes	(5,028)	(4,763)	(1,478)
Total termination costs related to the reorganization	22,190	—	—
Loss from discontinued operations before taxes	(27,218)	(4,763)	(1,478)
Income tax (benefit) provision	(3,908)	(230)	80
Loss from discontinued operations, net of tax	$(23,310)	$(4,533)	$(1,558)
The following tables present stores by segment:

	Fiscal Year Ended September 30, 2013
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	987	275	—	1262	10
De novo	84	73	—	157	—
Acquired	12	26	—	38	—
Sold, combined, or closed	(3)	(5)	—	(8)	(2)
Discontinued operations	(50)	(57)	—	(107)	—
End of period	1,030	312	—	1,342	8

NOTE 3: ACQUISITIONS
The following tables provide information related to the acquisitions of domestic and foreign retail and financial services locations during the years ended September 30, 2013, 2012 and 2011:

	Fiscal Year Ended September 30,
	2013		2012		2011
	Go Cash	Other Acquisitions	Grupo Finmart	Other Acquisitions	Other Acquisitions
Number of asset purchase acquisitions	1	1	—	7	9
Number of stock purchase acquisitions	—	3	1	4	3

U.S. stores acquired	—	12	—	50	34
Foreign stores acquired	—	26	45	1	6
Total stores acquired	—	38	45	51	40

	Fiscal Year Ended September 30,
	2013		2012		2011
	Go Cash	Other Acquisitions	Grupo Finmart	Other Acquisitions	Other Acquisitions
	(in thousands)
Consideration:
Cash	$—	$17,980	$45,001	$95,415	$69,057
Equity instruments	27,776	10,929	—	17,984	7,304
Deferred consideration	23,000	2,872	5,785	—	—
Contingent consideration	—	248	23,000	—	—
Fair value of total consideration transferred	50,776	32,029	73,786	113,399	76,361
Cash acquired	—	(3,040)	(13,641)	(2,833)	(1,138)
Total purchase price	$50,776	$28,989	$60,145	$110,566	$75,223

	Fiscal Year Ended September 30,
	2013		2012		2011
	Go Cash	Other Acquisitions	Grupo Finmart	Other Acquisitions	Other Acquisitions
Current assets:	(in thousands)
Pawn loans	$—	$5,714	$—	$6,781	$8,572
Consumer loans, net	—	902	8,935	3,641	710
Service charges and fees receivable, net	23	714	18,844	1,940	1,270
Inventory, net	—	2,441	—	5,911	4,838
Deferred tax asset	—	—	—	238	461
Prepaid expenses and other assets	120	508	3,543	204	728
Total current assets	143	10,279	31,322	18,715	16,579
Property and equipment, net	268	1,078	2,326	4,061	1,051
Goodwill	39,228	17,187	99,486	99,747	56,703
Non-current consumer loans, net	—	3,011	56,120	—	—
Intangible assets	11,215	619	16,400	3,980	2,478
Other assets	124	314	7,497	294	80
Total assets	$50,978	$32,488	$213,151	$126,797	$76,891
Current liabilities:
Accounts payable and other accrued expenses	$202	$560	$6,853	$5,496	$1,176
Customer layaway deposits	—	103	—	808	182
Current maturities of long-term debt	—	—	22,810	—	—
Other current liabilities	—	—	—	257	26
Total current liabilities	202	663	29,663	6,561	1,384
Long-term debt, less current maturities	—	—	86,872	—	—
Deferred tax liability	—	—	171	113	284
Total liabilities	202	663	116,706	6,674	1,668
Redeemable noncontrolling interest	—	2,836	36,300	9,557	—
Net assets acquired	$50,776	$28,989	$60,145	$110,566	$75,223
Goodwill deductible for tax purposes	$39,228	$—	$—	$48,445	$34,376
Indefinite-lived intangible assets acquired:
Trade name	$—	$—	$2,200	$2,706	$—
Domain name	215	—	—	—	—
Definite-lived intangible assets acquired (1):
Favorable lease asset	$—	$—	$—	$404	$111
Internally developed software	11,000	66	—	—	—
Non-compete agreements	—	30	300	420	769
Contractual relationship	—	523	13,900	450	—
(1) The weighted average useful life of definite-lived intangible assets acquired is five years.
Go Cash
On November 20, 2012, we entered into a definitive agreement with Go Cash, LLC and certain of its affiliates ("Go Cash") to acquire substantially all the assets of Go Cash's online lending business. This acquisition of assets was completed on December 20, 2012 and was accounted for as a business combination. No liabilities were assumed other than trade payables and accounts payable incurred prior to closing in the ordinary course of business, which were approximately $0.2 million.
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
The total purchase price is performance-based and will be determined over a period of four years following the closing. A minimum of $50.8 million will be paid, of which $27.8 million was paid at closing, $6.0 million was paid on November 12, 2013 and the remaining $17.0 million will be paid in installments over the next two years. The performance consideration element will be based on the net income generated by the "Post-Closing Business Unit" (which will include all of our online consumer lending business). Within a specified period after the end of each of the first four years following the closing, we will make a contingent supplemental payment equal to the difference between (a) the adjusted net income for such year, multiplied by 6.0, and (b) all consideration payments previously paid. Each payment may be made, in our sole discretion, in cash or in the form of shares of EZCORP Class A Non-Voting Common Stock. The initial payment was made in the form of 1,400,198 shares of EZCORP Class A Non-Voting Common Stock, and the November 2013 payment was made in cash.
The contingent consideration element of the purchase price, which is the amount in excess of the guaranteed $50.8 million, has been preliminarily valued at zero as of September 30, 2013. The fiscal year ended September 30, 2013 includes $6.7 million in total revenues and $8.0 million in operating losses related to EZCORP Online.
TUYO
On November 1, 2012, we acquired a 51% interest in Renueva Comercial S.A. de C.V., a company headquartered in Mexico City and doing business under the name “TUYO”, for approximately $1.1 million. As of September 30, 2013, TUYO owned and operated 19 stores in Mexico City and the surrounding metropolitan area. In these stores, TUYO buys quality used merchandise from customers and then resells that merchandise to other customers. TUYO also sells refurbished or other merchandise acquired in bulk from wholesalers. As this acquisition was individually immaterial, we present its related information, other than information related to the redeemable noncontrolling interest, combined with other immaterial acquisitions.
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
The acquisition date fair value of the TUYO redeemable noncontrolling interest was estimated by applying an income and market approach. This fair value measurement was based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include discount rates of 10% and 18% representing discounts for lack of control and lack of marketability respectively that market participants would consider when estimating the fair value of the noncontrolling interest. The fair market value of TUYO was determined using a multiple of future earnings. We expect the recorded values related to the noncontrolling interest at September 30, 2013 to approximate fair value.
Other - 2013
On April 26, 2013, Grupo Finmart, our 60% owned subsidiary, purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company. The total purchase price is performance-based and will be determined over a period of four years. A minimum of $3.5 million will be paid, of which $2.7 million was paid at closing with the remaining due on January 2, 2017. The performance consideration element will be based on interest income generated by the acquired portfolios and new loans made through Fondo ACH's contractual relationships. The contingent consideration element of the purchase price, which is the amount in excess of the guaranteed $3.5 million, has been preliminarily valued at zero as of September 30, 2013. As this acquisition was individually immaterial, we present its related information combined with other immaterial acquisitions.
On June 30, 2013, Grupo Finmart, purchased a consumer loan portfolio for total consideration of approximately $1.3 million. The total purchase price is performance-based and will be determined over the life of the loan portfolio. As this acquisition was individually immaterial, we present its related information combined with other immaterial acquisitions.
The fiscal year ended September 30, 2013, includes the December 2012 acquisition of 12 pawn locations in Arizona, which was a new state of operation for EZCORP. As this acquisition was individually immaterial, we present its related information combined with other immaterial acquisitions.
All acquisitions were made as part of our continuing strategy to enhance and diversify our earnings over the long-term. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include our initial entry into several markets and a greater presence in others, as well as the ability to further leverage our expense structure through increased scale. The purchase price allocation of assets acquired in the most recent twelve months is preliminary as we continue to receive information regarding the acquired assets. Transaction related expenses for the years ended September 30, 2013, 2012 and 2011 of approximately $0.5 million, $2.2 million, and $0.9 million, respectively, were expensed as incurred and recorded as operations expense. These amounts exclude costs related to transactions that did not close and future acquisitions. The results of all acquisitions have been consolidated with our results since their respective closing. Pro forma results of operations have not been presented because it is impracticable to do so, as historical audited financial statements in U.S. GAAP are not readily available.
Grupo Finmart
On January 30, 2012, we acquired a 60% interest in Prestaciones Finmart, S.A. de C.V., SOFOM, E.N.R. (“Grupo Finmart" formerly known as Crediamigo), a specialty consumer finance company headquartered in Mexico City. The total consideration of $60.1 million, net of cash acquired, includes contingent consideration related to two earn out payments. If certain financial performance targets are achieved during calendar years 2012 and 2013, the sellers will receive $12.0 million dollars, each year, for a total amount of $24.0 million dollars. The purchase price above includes a fair value amount of $23.0 million attributable to the contingent consideration payments. This amount was calculated using a probability-weighted discounted cash flow approach, in which all outcomes were successful. The significant inputs used for the valuation are not observable in the market, and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy. On April 5, 2013, we made the first payment of $12.8 million, this amount includes a $0.8 million transaction loss as the payment was made in Mexican pesos.
Pursuant to the Master Transaction Agreement, the sellers have a put option with respect to their remaining shares of Grupo Finmart. Each seller has the right to sell their Grupo Finmart shares to us during the exercise period commencing on January 30, 2014 and ending on January 30, 2017 , with no more than 50% of the seller's shares being sold within a consecutive twelve-month period. Under the guidance in ASC 480-10-S99, securities that are redeemable for cash or other assets are to be classified outside of permanent equity; therefore, we have included the redeemable noncontrolling interest related to Grupo Finmart in temporary equity.
The acquisition date fair value of the redeemable noncontrolling interest in Grupo Finmart was estimated by applying an income approach and a market approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include discount rates ranging from 10% to 18%, representing discounts for lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest. The fair market value of Grupo Finmart was determined using a multiple of future earnings.
The years ended September 30, 2013 and 2012, include $52.4 million and $27.7 million in total revenues and $8.0 million and $10.1 million in income attributable to EZCORP, Inc. related to the Grupo Finmart acquisition respectively.
Cash Genie
On April 14, 2012, we acquired a 72% interest in Ariste Holding Limited and its affiliates, which provides online loans in the U.K under the name "Cash Genie." As this acquisition was individually immaterial, we present its related information, other than information related to the redeemable noncontrolling interest, combined basis with other immaterial acquisitions
Pursuant to the acquisition agreement, the sellers had a put option with respect to their remaining shares of Cash Genie. Each of the sellers had the right to sell his Cash Genie shares to us for cash, during the exercise period commencing on April 14, 2014 and ending on April 14, 2016, with no more than 50% of the seller's shares being sold within a consecutive 12-month period. In addition, each of the sellers had the right to sell his Cash Genie shares to us in exchange for shares of Class A Non-Voting Common Stock at any time after April 14, 2012. Under the guidance in ASC 480-10-S99, securities that are redeemable for cash or other assets are to be classified outside of permanent equity; therefore, at acquisition, we included the redeemable noncontrolling interest related to Cash Genie in temporary equity.
The acquisition date fair value of the Cash Genie redeemable noncontrolling interest was estimated by applying an income and market approach. This fair value measurement was based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions included discount rates ranging from 10% to 18%, representing discounts for lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest, and it was determined using a multiple of future earnings.
During fiscal 2013, the sellers exercised their put options and we increased our ownership in Cash Genie to 100% as of September 30, 2013. See Note 11, "Redeemable Noncontrolling Interest” for details.

Other - 2012
The year ended September 30, 2012, includes the acquisition of 50 locations in the U.S. and one in Canada. As these acquisitions were individually immaterial, we present their related information combined basis with other immaterial acquisitions.
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

Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows:

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP, Inc. (A)	$57,387	$148,241	$123,717
Loss from discontinued operations, net of tax (B)	(23,310)	(4,533)	(1,558)
Net income attributable to EZCORP (C)	$34,077	$143,708	$122,159

Weighted average outstanding shares of common stock (D)	53,657	50,877	49,917
Dilutive effect of stock options and restricted stock	80	256	452
Weighted average common stock and common stock equivalents (E)	53,737	51,133	50,369

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations attributable to EZCORP, Inc. (A / D)	$1.07	$2.91	$2.48
Discontinued operations (B / D)	(0.43)	(0.09)	(0.03)
Basic earnings per share (C / D)	$0.64	$2.82	$2.45

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations attributable to EZCORP, Inc. (A / E)	$1.06	$2.90	$2.46
Discontinued operations (B / E)	(0.43)	(0.09)	(0.03)
Diluted earnings per share (C / E)	$0.63	$2.81	$2.43

Potential common shares excluded from the calculation of diluted earnings per share	—	56	2
NOTE 5: STRATEGIC INVESTMENTS
Cash Converters International Limited
At September 30, 2013, we owned 136,848,000 shares, or approximately 33%, of Cash Converters International, a publicly traded company headquartered in Perth, Australia. Cash Converters International franchises and operates a worldwide network of approximately 700 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods, with significant store concentrations in Australia and the United Kingdom. Those shares include 12,430,000 shares that we acquired in November 2012 for approximately $11.0 million in cash as part of a share placement. Our total investment in Cash Converters International was acquired between November 2009 and November 2012 for approximately $68.8 million.
We account for our investment in Cash Converters International using the equity method. Since Cash Converters International’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters International files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our fiscal years ended September 30, 2013, 2012 and 2011 represents our percentage interest in the results of Cash Converters' operations from July 1, 2012 to June 30, 2013, July 1, 2011 to June 30, 2012 and July 1, 2010 to June 30, 2011, respectively. In fiscal 2013, 2012 and 2011 we recorded dividends from Cash Converters of $5.1 million, $4.4 million and $4.1 million, respectfully. Cash Converters’ accumulated undistributed after-tax earnings included in our consolidated retained earnings were $17.3 million at September 30, 2013.
Conversion of Cash Converters International’s financial statements into U.S. GAAP resulted in no material differences from those reported by Cash Converters following IFRS.
In its functional currency of Australian dollars, Cash Converters International’s total assets increased 32% from June 30, 2012 to June 30, 2013 and its net income improved 12% for the fiscal year ended June 30, 2013. The following table presents summary financial information for Cash Converters International’s most recently reported results after translation to U.S. dollars (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of June 30,
	2013	2012
	(in thousands)
Current assets	$163,606	$137,646
Non-current assets	153,279	129,274
Total assets	$316,885	$266,920
Current liabilities	$95,757	$45,392
Non-current liabilities	451	31,928
Shareholders’ equity	220,677	189,600
Total liabilities and shareholders’ equity	$316,885	$266,920

	Year ended June 30,
	2013	2012	2011
	(in thousands)
Gross revenues	$280,059	$241,924	$184,315
Gross profit	183,368	162,598	126,628
Profit for the year (net income)	33,754	30,366	27,385

At September 30, 2013, the recorded balance of our investment in Cash Converters International, accounted for on the equity method, was $87.6 million. Because Cash Converters International publicly reports its financial results only semi-annually as of June 30 and December 31, the latest Cash Converters International figures available are as of June 30, 2013, at which point our equity in net assets of Cash Converters International was $71.3 million. The difference between the recorded balance and our equity in Cash Converters International’s net assets represents the $18.6 million of equity method goodwill, plus the cumulative difference resulting from Cash Converters International’s earnings, dividend payments and translation gains and losses since the dates of investment.
Albemarle & Bond Holdings, PLC
At September 30, 2013, we owned 16,644,640 ordinary shares of Albemarle & Bond, representing almost 30% of its total outstanding shares. Our total cost for those shares was approximately $27.6 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method.
Albemarle & Bond’s fiscal year ends three months prior to ours; therefore, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our fiscal years ended September 30, 2013, 2012 and 2011 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2012 to June 30, 2013, July 1, 2011 to June 30, 2012 and July 1, 2010 to June 30, 2011, respectively. Albemarle & Bond has not yet released its fiscal 2013 financial statements; therefore, income reported for our fiscal year ended September 30, 2013 is based on management's best estimate of Albemarle & Bond's fiscal 2013 results.
On April 19, 2013, Albemarle & Bond announced that it expected profits for their full fiscal year (ending June 30, 2013) to be materially below market expectations, citing reduction in gold buying profit and pressures on its pawn loan business due to the challenging gold environment and increased competition. In addition Albemarle & Bond's Board of Directors announced that their CEO would step down earlier than planned. In early October 2013, Albemarle & Bond announced that discussions to underwrite an equity funding had failed and they were in ongoing discussions with their banks to negotiate covenants. The market price of Albemarle & Bond’s stock declined as a result of this information. Due to these events, we evaluated the economic and strategic benefits of continuing to hold this investment. Based on the review as of October 18, 2013, we determined that the fair value of this investment was less than its carrying value as of September 30, 2013 and that this impairment was other than temporary. As a result, we recognized an other than temporary impairment of $42.5 million ($28.7 million, net of taxes). This amount is included in impairment of investments in our consolidated statements of operations.

In fiscal 2013, 2012 and 2011, we received dividends from Albemarle & Bond of $3.3 million, $3.3 million and $3.2 million, respectively. Albemarle & Bond’s accumulated undistributed after-tax earnings included in our consolidated retained earnings were $26.6 million at September 30, 2013.
Conversion of Albemarle & Bond’s financial statements into U.S. GAAP resulted in no material differences from those reported by Albemarle & Bond following IFRS.

The table below summarizes the recorded value and fair value of each of these strategic investments at the dates indicated. These fair values for Albemarle & Bond at September 30, 2012 and Cash Converters International at September 30, 2012 and 2013 are considered Level 1 estimates within the fair value hierarchy of FASB ASC 820-10-50, and were calculated as (a) the quoted stock price on each company’s principal market multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate at the dates indicated. We included no control premium for owning a large percentage of outstanding shares.

The fair value for Albemarle & Bond at September 30, 2013 is considered a Level 2 estimate within the fair value hierarchy of FASB ASC 820-10-50. We calculated the fair value based on (a) the quoted average stock price of Albemarle & Bond over the 18 days after September 30, 2013 multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate as of the dates indicated during the post September 30, 2013 measurement date. We believe this 18 day measurement date allowed the market to react and adjust to the information released by the company the first week of October 2013, as previously mentioned, and therefore resulted in a reasonable fair value as of September 30, 2013.

	As of September 30,
	2013	2012
	(in thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$9,439	$51,812
Fair value	9,439	65,109
Cash Converters International:
Recorded value	$87,645	$74,254
Fair value	165,663	100,705
NOTE 6: PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows:

	September 30,
	2013			2012
	Carrying Amount	Accumulated Depreciation	Net Book Value	Carrying Amount	Accumulated Depreciation	Net Book Value
	(in thousands)
Land	$4	$—	$4	$4	$—	$4
Buildings and improvements	119,489	(71,040)	48,449	106,229	(62,028)	44,201
Furniture and equipment	126,619	(76,227)	50,392	106,597	(64,157)	42,440
Capital lease equipment	1,600	(436)	1,164	1,600	(116)	1,484
Software	34,727	(27,261)	7,466	38,059	(25,947)	12,112
Construction in progress	8,806	—	8,806	7,890	—	7,890
Total	$291,245	$(174,964)	$116,281	$260,379	$(152,248)	$108,131
Income from continuing operations in fiscal 2013, 2012 and 2011 includes $28.3 million, $22.0 million, and $16.8 million, respectively, of depreciation expense. Discontinued operations in fiscal 2013, 2012 and 2011 includes $1.3 million, $1.3 million, and $0.7 million, respectively, of depreciation expense. Included in these amounts for fiscal 2013, 2012, and 2011 is an aggregate of $2.9 million, $2.9 million, and $1.4 million, respectively, of depreciation expense related to capitalized computer software.

Property and equipment at September 30, 2013 and 2012 includes approximately $1.6 million of equipment leased under a capital lease. Amortization of equipment under capital leases is included with depreciation expense and was $0.3 million and $0.1 million for the fiscal years ended 2013 and 2012, respectively.
NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the balance of each major class of indefinite-lived intangible assets at the specified dates:

	September 30,
	2013	2012
	(in thousands)
Pawn licenses	$8,836	$8,836
Trade name	9,791	9,845
Goodwill	428,508	374,663
Domain name	215	—
Total	$447,350	$393,344
The following tables present the changes in the carrying value of goodwill, by segment, over the periods presented:

	U.S, &	Latin	Other
	Canada	America	International	Consolidated
		(in thousands)
Balances at September 30, 2011	$163,897	$9,309	$—	$173,206
Acquisitions	60,409	99,486	39,338	199,233
Effect of foreign currency translation changes	—	1,606	618	2,224
Balances at September 30, 2012	224,306	110,401	39,956	374,663
Acquisitions	54,133	2,282	—	56,415
Effect of foreign currency translation changes	—	(2,474)	(64)	(2,538)
Goodwill impairment	(32)	—	—	(32)
Balances at September 30, 2013	$278,407	$110,209	$39,892	$428,508
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets at the specified dates:

	September 30,
	2013			2012
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value
			(in thousands)
Real estate finders’ fees	$1,496	$(594)	$902	$1,457	$(590)	$867
Non-compete agreements	4,070	(3,397)	673	4,504	(3,290)	1,214
Favorable lease	1,001	(387)	614	1,159	(436)	723
Franchise rights	1,551	(163)	1,388	1,625	(102)	1,523
Deferred financing costs	11,647	(6,614)	5,033	10,584	(3,459)	7,125
Contractual relationship	14,686	(2,580)	12,106	14,517	(1,075)	13,442
Internally developed software	26,153	(4,065)	22,088	1,344	(19)	1,325
Other	270	(44)	226	321	(36)	285
Total	$60,874	$(17,844)	$43,030	$35,511	$(9,007)	$26,504

The amortization of most definite-lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to operations expense (rent expense) over the related lease terms. The deferred financing costs are amortized to interest expense over the life of the related debt instruments.
The following table presents the amount and classification of amortization recognized as expense in each of the periods presented:

	Fiscal Year Ended September 30,
	2013	2012	2011
		(in thousands)
Amortization expense in continuing operations	$5,233	$1,956	$834
Amortization expense in discontinued operations	28	23	21
Operations expense	108	138	111
Interest expense	3,208	2,478	615
Total expense from the amortization of definite-lived intangible assets	$8,577	$4,595	$1,581
The following table presents our estimate of amortization expense for definite-lived intangible assets:

Fiscal Year Ended September 30,	Amortization expense	Operations expense	Interest expense
	(in thousands)
2014	$6,487	$121	$2,634
2015	6,363	112	1,425
2016	6,306	110	544
2017	6,023	110	430
2018	3,390	110	—
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
NOTE 8: ACCOUNTS PAYABLE, OTHER ACCRUED EXPENSES, AND OTHER CURRENT LIABILITIES
Accounts payable and other accrued expenses consisted of the following:

	September 30,
	2013	2012
	(in thousands)
Trade accounts payable	$22,014	$15,172
Accrued payroll	9,333	7,736
Bonus accrual	7,528	8,287
Other payroll related expenses	4,265	2,455
Accrued interest	1,414	953
Accrued rent and property taxes	13,350	12,361
Accrual for expected losses on credit service letters of credit	2,623	1,629
Collected funds payable to unaffiliated lenders under credit service programs	1,036	2,325
Deferred revenues	5,252	6,988
Other accrued expenses	13,152	6,198
	$79,967	$64,104

Other current liabilities consisted of the following:

	September 30,
	2013	2012
	(in thousands)
Deferred consideration payable	$11,524	$2,920
Contingent consideration payable	10,813	11,901
	$22,337	$14,821

NOTE 9: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The following table presents our long-term debt instruments and balances under capital lease obligations outstanding at September 30, 2013 and 2012:

	September 30, 2013		September 30, 2012
	Carrying Amount	Debt Premium	Carrying Amount	Debt Premium
	(in thousands)
Recourse to EZCORP:
Domestic line of credit up to $200,000 due 2015	$140,900	$—	$130,000	$—
Capital lease obligations	924	—	1,589	—
Non-recourse to EZCORP:
Secured foreign currency line of credit up to $4 million due 2014	1,207	99	2,629	199
Secured foreign currency line of credit up to $19 million due 2015	6,281	—	16,073	—
Secured foreign currency line of credit up to $23 million due 2017	22,822	—	11,263	—
Consumer loans facility due 2017	31,951	—	32,679	—
10% unsecured notes due 2013	503	—	1,766	—
15% unsecured notes due 2013	12,884	244	14,262	1,334
16% unsecured notes due 2013	—	—	5,248	108
10% unsecured notes due 2014	8,925	—	963	—
11% unsecured notes due 2014	110	—	—	—
9% unsecured notes due 2015	16,068	—	—	—
10% unsecured notes due 2015	418	—	427	—
15% secured notes due 2015	4,185	381	4,488	597
10% unsecured notes due 2016	121	—	123	—
Total long-term obligations	247,299	724	221,510	2,238
Less current portion	30,969	543	21,679	—
Total long-term and capital lease obligations	$216,330	$181	$199,831	$2,238
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
Pursuant to the credit agreement, we may choose to pay interest to the lenders for outstanding borrowings at LIBOR plus 200 to 275 basis points or the banks' base rate plus 100 to 175 basis points, depending on our leverage ratio computed at the end of each calendar quarter. On the unused amount of the credit facility, we pay a commitment fee of 37.5 to 50 basis points depending on our leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants, restrict dividend payments and limit other and non-recourse debt. At September 30, 2013, we were in compliance with all covenants.
At September 30, 2013, $140.9 million was outstanding under our revolving credit agreement. This facility is collateralized with EZCORP’s total assets. We also issued a $1.8 million letter of credit, leaving $57.3 million available on our revolving credit facility. The outstanding bank letters of credit were required under our workers' compensation insurance program and for our international office in Miami, Florida.
Deferred financing costs related to our credit agreement are included in intangible assets, net on our consolidated balance sheets and are being amortized to interest expense over the term of the agreement.
On January 30, 2012, we acquired a 60% ownership interest in Grupo Finmart. Non-recourse debt amounts in the table above represent Grupo Finmart’s third party debt. All unsecured notes are collateralized with Grupo Finmart’s assets. All lines of credit are guaranteed by Grupo Finmart's loan portfolio. Interest on lines of credit due 2014 and 2015 is charged at the Mexican Interbank Equilibrium ("TIIE") plus a margin varying from 6% to 9%. The line of credit due 2014 requires monthly payments of $0.1 million with remaining principal due at maturity. The line of credit due 2015 requires monthly payments of $0.9 million with the remaining principal due at maturity. The 15% secured notes require monthly payments of $0.1 million with remaining principal due at maturity.
At acquisition, we performed a valuation to determine the fair value of Grupo Finmart's debt. As a result, we recorded a debt premium on Grupo Finmart’s debt of $17.3 million. This debt premium is being amortized as a reduction of interest expense over the life of the debt. The acquisition date fair value was determined by using an income approach, specifically the discounted cash flows method based on the contractual terms of the debt and risk adjusted discount rates.
On June 29, 2012 Grupo Finmart renegotiated their revolving line of credit originally due 2016. The interest rate was decreased from 20% to 14.5% and the term was extended 6 months, now being due at the end of April 2017. The maximum borrowing capacity was also raised from $14.6 million to $22.0 million. Due to the substantial improvement in the renegotiated terms, the remaining unamortized premium of $2.8 million, valued at acquisition, was accelerated and recognized as a reduction to interest expense in our third quarter of fiscal 2012.
On July 10, 2012, Grupo Finmart entered into a securitization transaction to transfer the collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash on a non-recourse basis. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The securitization agreement calls for a two-year revolving period in which the trust will use principal collections of the consumer loan portfolio to acquire additional collection rights up to $114.1 million in eligible loans from Grupo Finmart. Upon the termination of the revolving period, the collection received by the trust will be used to repay the debt. Grupo Finmart will continue to service the underlying loans in the trust.
In September 2012, Grupo Finmart renegotiated their revolving line of credit due 2015. Effective October 1, 2012 the interest rate was decreased from 18% to TIIE plus a 6% margin, total of 10.2% at September 30, 2013. Due to the substantial improvement in the renegotiated terms, the remaining unamortized premium of $4.4 million, valued at acquisition, was accelerated and recognized as a reduction to interest expense in our fourth quarter of fiscal 2012.
Grupo Finmart is the primary beneficiary of the securitization trust because Grupo Finmart has the power to direct the most significant activities of the trust through its role as servicer of all the receivables held by the trust and through its obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we consolidate the trust.
As of September 30, 2013, borrowings under the securitization borrowing facility amounted to $32.0 million. Interest is charged at TIIE plus a 2.5% margin, or a total of 6.5% as of September 30, 2013. The debt issued by the trust will be paid solely from the collections of the consumer loans transferred to the trust, and therefore there is no recourse to Grupo Finmart or EZCORP.
On May 15, 2013, Grupo Finmart issued and sold $30.0 million of 9% Global Registered Notes due November 16, 2015. Notes with an aggregate principal amount of $14.0 million were purchased by EZCORP and therefore eliminated in consolidation. Grupo Finmart used a portion of the net proceeds of the offering to repay existing indebtedness, and used the remaining portion for general operating purposes.
NOTE 10: COMMON STOCK, OPTIONS AND STOCK COMPENSATION
Our capital stock consists of two classes of common stock designated as Class A Non-voting Common Stock (“Class A Common Stock”) and Class B Voting Common Stock (“Class B Common Stock”). The rights, preferences and privileges of the

Class A and Class B Common Stock are similar except that each share of Class B Common Stock has one vote and each share of Class A Common Stock has no voting privileges, except as required by law. All Class A Common Stock is publicly held. Holders of Class B Common Stock may, individually or as a class, convert some or all of their shares into Class A Common Stock on a one-to-one basis. Class A Common Stock becomes voting common stock upon the conversion of all Class B Common Stock to Class A Common Stock. We are required to reserve the number of authorized but unissued shares of Class A Common Stock that would be issuable upon conversion of all outstanding shares of Class B Common Stock.
The following table presents information on shares of our Class A Common Stock issued as acquisition consideration. All of these shares were registered on a "shelf" Registration Statement on Form S-4 that was declared effective in January 2011.

	Fiscal Years Ended September 30,
	2013	2012	2011
	(in thousands)
Shares issued due to acquisitions	1,965	635	209
Shares issued due to purchase of subsidiary shares from noncontrolling interest	592	—	—
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
Our net income includes the following compensation costs related to our stock compensation arrangements:

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in thousands)
Gross compensation costs
Stock options	$—	$—	$—
Restricted stock	7,314	6,714	13,208
Total gross compensation costs	7,314	6,714	13,208
Income tax benefits
Stock options	—	(39)	(1)
Restricted stock	(2,460)	(2,164)	(4,508)
Total income tax benefits	(2,460)	(2,203)	(4,509)
Net compensation expense	$4,854	$4,511	$8,699
All options and restricted stock relate to our Class A Common Stock.
Our non-employee directors are eligible for grants of restricted stock awards and non-qualified stock options. No options have been granted to the non-employee directors since fiscal 2007. The restricted stock awards that have been granted to the non-employee directors in fiscal 2013, 2012 and 2011 vest over two years from the date of grant (50% on the first anniversary of the date of grant and 50% on the second anniversary). Restricted stock awards, non-qualified options and incentive stock options have been granted to our officers and employees under our 1998, 2003, 2006 and 2010 Incentive Plans. A portion of the restricted stock awards granted in fiscal 2013, 2012 and 2011 contain both performance and graded vesting provisions. Most options have a contractual life of ten years and provide for pro-rata vesting over five years, but some provide for cliff vesting. Outstanding options have been granted with a strike price equal to $2.95 per share. These were granted at or above the market price at the time of grant, and had no intrinsic value on the grant date.
On May 1, 2010 our Board of Directors approved the adoption of the EZCORP, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan permits grants of options, restricted stock awards and stock appreciation rights covering up to 1,575,750 shares of our Class A Common Stock plus any shares that become available for issuance either under the 2010 Plan or prior plans as a result of forfeitures or cancellations of awards , without delivery of shares or as a result of withholding shares to satisfy tax withholding obligations. We generally issue newly issued shares to satisfy stock option exercises and restricted stock awards. At September 30, 2013, 421,187 shares were available for grant under the 2010 Plan. We measure the fair value of restricted stock awards based on the closing market price of our common stock as of the grant date.

The following is a summary of the restricted stock award activity for the fiscal year ended September 30, 2013:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at beginning of year	1,448,833	$18.47
Granted	431,160	20.43
Released*	(597,454)	17.95
Forfeited	(77,226)	24.08
Outstanding at end of year	1,205,313	$19.06
* Approximately 188,000 shares were withheld to satisfy related federal income tax withholding.

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in millions except per share amounts)
Weighted average grant-date fair value per share granted	$20.43	$29.22	$20.34
Total grant date fair value of shares vested	10.7	4.1	13.5
At September 30, 2013, the unamortized fair value of restricted stock awards to be amortized over their remaining vesting periods was approximately $18.0 million and the fair value of all options had been fully amortized to expense. The weighted average period over which these costs will be amortized is two years.
The following is a summary of the option activity for the current fiscal year:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at September 30, 2012	18,100	$2.52
Granted	—	—
Forfeited	—	—
Expired	—	—
Exercised	(18,000)	2.52
Outstanding at September 30, 2013	100	$2.95	1.00	$1
Vested and expected to vest	100	$2.95	1.00	$1
Vested at September 30, 2013	100	$2.95	1.00	$1

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in millions except share amounts)
Shares issued due to stock option exercises	18,000	204,298	62,173
Proceeds due to stock option exercises	$0.05	$0.65	$0.40
Tax benefit from stock option exercises	$—	$1.10	$0.20
Intrinsic value of stock options exercised	$0.28	$5.65	$1.50

NOTE 11: REDEEMABLE NONCONTROLLING INTEREST
The following table provides a summary of the activities in our redeemable noncontrolling interests as of September 30, 2013 and 2012:

Redeemable Noncontrolling Interests
(in thousands)
Balance as of September 30, 2011	$—
Acquisition of redeemable noncontrolling interests	45,857
Net income attributable to redeemable noncontrolling interests	6,869
Foreign currency translation adjustment attributable to noncontrolling interests	955
Balance as of September 30, 2012	53,681
Acquisition of redeemable noncontrolling interest	2,836
Sale of additional shares to parent	(9,531)
Net income attributable to redeemable noncontrolling interests	4,348
Contribution to maintain ownership percentage	6,135
Foreign currency translation adjustment attributable to noncontrolling interests	(2,017)
Effective portion of cash flow hedge	(59)
Balance as of September 30, 2013	$55,393
On November 1, 2012, we acquired a 51% interest in TUYO. See Note 3, "Acquisitions", for further details.
On November 14, 2012, we acquired an additional 23% of the ordinary shares outstanding of Cash Genie, our U.K. online lending business, for $10.4 million, increasing our ownership percentage from 72% to 95%, with the remaining 5% held by local management. The consideration paid to the selling shareholder was paid in the form of 592,461 shares of EZCORP Class A Non-Voting Common Stock. This transaction was treated as an equity transaction and not an adjustment to the purchase price of the initial controlling interest acquisition of Cash Genie. On August 1, 2013, we acquired the remaining ordinary shares that were held by local management for $0.6 million. As of September 30, 2013, we own 100% of Cash Genie's ordinary shares.
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

NOTE 12: INCOME TAXES
The following table shows the significant components of the income tax provision from continuing operations:

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in thousands)
Current
Federal	$38,599	$60,343	$49,744
State and foreign	5,954	9,108	3,052
	44,553	69,451	52,796
Deferred
Federal	(17,772)	3,337	13,408
State and foreign	2,794	(1,536)	268
	(14,978)	1,801	13,676
	$29,575	$71,252	$66,472
The following table shows a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes attributable to continuing operations:

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in thousands)
Income taxes at the federal statutory rate	$31,959	$77,789	$65,969
Non-deductible expense related to incentive stock options	—	(633)	—
State income tax, net of federal benefit	1,093	349	2,728
Change in valuation allowance	659	2,242	1,425
Federal tax credits	(314)	(922)	(167)
Foreign tax credit	(3,263)	(4,342)	(4,356)
Effect of permanently reinvesting foreign earnings	(606)	(3,820)	—
Other	47	589	873
Total provision	$29,575	$71,252	$66,472
Effective tax rate	32%	32%	35%
Our effective tax rates were approximately 32%, 32%, and 35% for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

The following table shows significant components of our deferred tax assets and liabilities:

	September 30,
	2013	2012
	(in thousands)
Deferred tax assets:
Albemarle & Bond write-down reversal	$15,921	$—
Tax over book inventory	12,521	3,904
Accrued liabilities	13,879	14,334
Pawn service charges receivable	3,450	3,937
Stock compensation	—	974
State and foreign net operating loss carry-forwards	659	3,845
Total deferred tax assets	46,430	26,994
Deferred tax liabilities:
Tax over book amortization	12,593	10,833
Foreign income and dividends	5,411	3,864
Tax over book depreciation	2,928	1,912
Stock compensation	1,441	—
Prepaid expenses	1,359	1,082
Total deferred tax liabilities	23,732	17,691
Net deferred tax asset	22,698	9,303
Valuation allowance	(659)	(2,242)
Net deferred tax asset	$22,039	$7,061
Deferred taxes are not provided for temporary differences of approximately $14.3 million representing earnings of non-U.S. subsidiaries intended to be permanently reinvested outside the U.S. We estimate that, upon distribution of our share of these earnings, we would be subject to U.S. income taxes of approximately $2.7 million as of September 30, 2013. At September 30, 2013 and 2012, we provided deferred income taxes on all undistributed earnings from Albemarle & Bond, and received dividends of approximately $3.3 million and $3.3 million, respectively. At September 30, 2013 and 2012, we provided deferred income taxes on all undistributed earnings from Cash Converters International, and recorded dividends of approximately $5.1 million and $4.4 million, respectively. Any taxes paid to foreign governments on these earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.
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
We are subject to U.S., Mexico and Canada income taxes as well as to income taxes levied by various state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2008. The Internal Revenue Service has completed its field audit of the our federal income tax return for the fiscal year ended September 30, 2010 and proposed certain adjustments. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations.
NOTE 13: RELATED PARTY TRANSACTIONS
For each of the past three fiscal years, we have entered into one-year advisory services agreements with Madison Park, LLC, a business and financial advisory firm wholly owned by Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Common Stock, pursuant to which, Madison Park provides advisory services related to our business and long-term strategic plan, including (a) identifying, evaluating and negotiating potential acquisitions and strategic alliances, (b) assessing operating and strategic objectives, including new business development, (c) assisting in international business development and strategic investment opportunities, (d) analyzing financial condition and results of operations, evaluating strengths and weaknesses of financial performance and recommending measures to improve performance, (e) advising on dividend policy and corporate transactions, (f) providing briefings on business strategy, (g) advising on investor relations and relations with investment bankers, securities analysts and other members of the financial services industry and (h) performing such other services as we may reasonably request. The annual fee for the services was $7.2 million in fiscal 2013, $6.0 million in fiscal 2012 and $4.8 million in fiscal 2011.
On October 9, 2013, we and Madison Park agreed to extend the engagement of Madison Park for an additional year (through September 30, 2014) on the same terms and conditions (including those relating to fees and expenses) as applicable to the fiscal 2013 engagement.
Prior to approval of the extension of the Madison Park agreement and pursuant to our Policy for Review and Evaluation of Related Party Transactions, the Audit Committee of our Board of Directors implemented measures designed to ensure that the extended engagement was considered, analyzed, negotiated and approved objectively. Those measures included the engagement of an independent financial advisory firm to counsel and advise the committee in the course of its consideration and evaluation of the Madison Park relationship and the proposed extension agreement and the receipt of a fairness opinion with respect to the consideration to be paid to Madison Park pursuant to the extension agreement.
After consideration and discussion of a number of factors, the information and fairness opinion provided by its independent financial advisory firm, and the relationships and the interests of Mr. Cohen, the Audit Committee concluded that the proposed extended engagement for fiscal 2014 was fair to, and in the best interests of, the company and its stockholders and, on that basis, approved the extended engagement of Madison Park pursuant to the extension agreement.
NOTE 14: LEASES
We lease various facilities and certain equipment under capital and operating leases. We also sublease some of the above facilities. Future minimum rentals due under non-cancelable leases and annual future minimum rentals expected under subleases are as follows:

	September 30, 2013
	Operating Lease Payments	Capital Lease Payments	Sublease Revenue
	(in thousands)
2014	$58,908	$613	$181
2015	52,259	392	156
2016	42,695	—	58
2017	30,893	—	—
2018	20,671	—	—
Thereafter	52,108	—	—
	$257,534	$1,005	$395
Future minimum capital lease payments total $1.0 million, of which $0.1 million represents interest. The present value of net minimum capital lease payments as of September 30, 2013 was $0.8 million.
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

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in thousands)
Gross rent expense from continuing operations	$63,017	$53,484	$44,618
Sublease rent revenue from continuing operations	(217)	(181)	(141)
Net rent expense from continuing operations	$62,800	$53,303	$44,477
Prior to fiscal 2008, we completed several sale-leaseback transactions of previously owned facilities. Losses on sales were recognized immediately, and gains were deferred and are being amortized as a reduction of lease expense over the terms of the related leases. The remaining unamortized long-term portion of these deferred gains, amounting to $1.4 million and $1.8 million at September 30, 2013 and 2012, respectively, is included in “Deferred gains and other long-term liabilities” in our consolidated balance sheets. The short-term portion, included in “Accounts payable and other accrued expenses” was $0.4 million at September 30, 2013 and 2012. Future rentals on these sale-leasebacks are included in the above schedule of future minimum rentals. Terms of these leases are consistent with the terms on our other lease agreements.
NOTE 15: EMPLOYMENT AGREEMENTS
On August 3, 2009, we entered into an employment agreement with Paul E. Rothamel, who became President in February 2010 and Chief Executive Officer on November 1, 2010. The agreement provides for certain benefits (principally, a payment equal to one year of then-current base salary) if (a) Mr. Rothamel terminates his employment for good reason (including a change in control), (b) we terminate Mr. Rothamel’s employment without cause, or (c) Mr. Rothamel dies or becomes totally and permanently disabled during his active employment. Mr. Rothamel is subject to confidentiality obligations and, for a period of two years following the termination of his employment, is prohibited from competing with us, soliciting our customers or soliciting our employees. The agreement had an initial term of two years, which expired on August 3, 2011, but under its terms, has been renewed for additional one-year terms and will continue to be renewed for successive one-year terms unless either party gives 90-days’ notice to terminate.
We provide the following additional severance or change-in-control benefits to its executive officers:

•	The terms of employment for certain of our executive officers provide that the executive officer will receive salary continuation for one year if his or her employment is terminated by without cause.

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

NOTE 16: RETIREMENT PLANS
We sponsor a 401(k) retirement savings plan under which eligible employees may contribute a portion of pre-tax earnings. In our sole discretion, we may match employee contributions in the form of either cash or our Class A Common Stock. Prior to July 1, 2013, a participant vested in the matching contributions pro rata over their first five years of service. As of July 1, 2013, a participant vests in the matching contributions pro rata over their first three years of service. All of a participant’s matching contributions vest 100% in the event of the participant’s death or disability or the termination of the plan due to a change in control.
The following table presents matching contribution information to our 401(k) Plan:

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in thousands)
Matching contributions to EZCORP 401(k) Plan	$557	$459	$377
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
The following table provides contribution and amortized expense amounts related to the Supplemental Executive Retirement Plan:

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in thousands)
Contributions to the Supplemental Executive Retirement Plan	$1,069	$938	$701
Amortized expense due to Supplemental Executive Retirement Plan	$988	$807	$526
NOTE 17: CONTINGENCIES
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity.

NOTE 18: QUARTERLY INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year Ended September 30, 2013
Total revenues	$272,661	$268,114	$235,166	$234,366
Net revenues	172,890	171,630	151,221	144,943
Income (loss) from continuing operations, net of tax	33,861	36,490	16,657	(25,273)
(Loss) income from discontinued operations, net of tax	(1,706)	(1,610)	(21,497)	1,503
Net income (loss)	32,155	34,880	(4,840)	(23,770)
Net income from continuing operations attributable to redeemable noncontrolling interest	1,438	899	1,041	970
Net income (loss) attributable to EZCORP, Inc.	$30,717	$33,981	$(5,881)	$(24,740)

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.62	$0.66	$0.29	$(0.48)
Discontinued operations	(0.03)	(0.03)	(0.40)	0.02
Basic earnings (loss) per share	$0.59	$0.63	$(0.11)	$(0.46)

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.62	$0.66	$0.29	$(0.48)
Discontinued operations	(0.03)	(0.03)	(0.40)	0.02
Diluted earnings (loss) per share	$0.59	$0.63	$(0.11)	$(0.46)

Year Ended September 30, 2012
Total revenues	$244,609	$251,980	$224,573	$253,961
Net revenues	151,467	159,072	142,926	160,936
Income from continuing operations, net of tax	40,174	38,470	30,959	45,507
Loss from discontinued operations, net of tax	(822)	(1,097)	(1,248)	(1,366)
Net income	39,352	37,373	29,711	44,141
Net income from continuing operations attributable to redeemable noncontrolling interest	—	112	1,188	5,569
Net income attributable to EZCORP, Inc.	$39,352	$37,261	$28,523	$38,572

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.80	$0.75	$0.58	$0.78
Discontinued operations	(0.02)	(0.02)	(0.02)	(0.03)
Basic earnings per share	$0.78	$0.73	$0.56	$0.75

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.79	$0.75	$0.58	$0.78
Discontinued operations	(0.02)	(0.02)	(0.02)	(0.03)
Diluted earnings per share	$0.77	$0.73	$0.56	$0.75

NOTE 19: OPERATING SEGMENT INFORMATION
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
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information for the three years ending ending September 30, 2013, 2012 and 2011 including the reclassifications discussed in Note 1, “Organization and Summary of Significant Accounting Policies.”

	Year Ended September 30, 2013
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$310,521	$58,245	$—	$368,766
Jewelry scrapping sales	123,162	8,540	—	131,702
Pawn service charges	221,775	29,579	—	251,354
Consumer loan fees and interest	174,726	50,461	23,117	248,304
Other revenues	5,113	3,197	1,871	10,181
Total revenues	835,297	150,022	24,988	1,010,307
Merchandise cost of goods sold	183,147	35,470	—	218,617
Jewelry scrapping cost of goods sold	88,637	7,496	—	96,133
Consumer loan bad debt expense (benefit)	43,095	(113)	11,891	54,873
Net revenues	520,418	107,169	13,097	640,684
Segment expenses (income):
Operations	336,421	62,496	15,308	414,225
Depreciation	15,919	5,222	364	21,505
Amortization	2,043	1,711	98	3,852
Loss on sale or disposal of assets	284	17	—	301
Interest expense (income), net	16	11,279	(2)	11,293
Equity in net income of unconsolidated affiliates	—	—	(11,878)	(11,878)
Impairment of investments	—	—	44,598	44,598
Other (income) expense	(3)	(218)	153	(68)
Segment contribution	$165,738	$26,662	$(35,544)	$156,856
Corporate expenses:
Administrative				52,474
Depreciation				6,822
Amortization				1,381
Loss on sale or disposal of assets				1,133
Interest expense, net				3,873
Other income				(137)
Income from continuing operations before income taxes				91,310
Income tax expense				29,575
Income from continuing operations, net of tax				61,735
Loss from discontinued operations, net of tax				(23,310)
Net income				38,425
Net income from continuing operations attributable to redeemable noncontrolling interest				4,348
Net income attributable to EZCORP, Inc.				$34,077

	Year Ended September 30, 2012
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$291,497	$41,567	$—	$333,064
Jewelry scrapping sales	191,905	10,576	—	202,481
Pawn service charges	210,601	22,937	—	233,538
Consumer loan fees and interest	163,896	26,901	9,884	200,681
Other revenues	3,759	1,292	308	5,359
Total revenues	861,658	103,273	10,192	975,123
Merchandise cost of goods sold	168,133	22,504	—	190,637
Jewelry scrapping cost of goods sold	122,604	8,111	—	130,715
Consumer loan bad debt	35,398	309	3,663	39,370
Net revenues	535,523	72,349	6,529	614,401
Segment expenses (income):
Operations	292,371	37,259	6,718	336,348
Depreciation	13,058	3,319	177	16,554
Amortization	521	1,370	46	1,937
(Gain) loss on sale or disposal of assets	(261)	12	223	(26)
Interest income, net	(3)	(4,507)	(1)	(4,511)
Equity in net income of unconsolidated affiliates	—	—	(17,400)	(17,400)
Other income	(647)	(5)	(559)	(1,211)
Segment contribution	$230,484	$34,901	$17,325	$282,710
Corporate expenses:
Administrative				47,912
Depreciation				5,457
Amortization				19
Gain on sale or disposal of assets				(1)
Interest expense, net				2,961
Income from continuing operations before income taxes				226,362
Income tax expense				71,252
Income from continuing operations, net of tax				155,110
Loss from discontinued operations, net of tax				(4,533)
Net income				150,577
Net income from continuing operations attributable to redeemable noncontrolling interest				6,869
Net income attributable to EZCORP, Inc.				$143,708

	Year Ended September 30, 2011
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$256,694	$25,022	$—	$281,716
Jewelry scrapping sales	195,920	8,938	—	204,858
Pawn service charges	184,204	15,542	—	199,746
Consumer loan fees and interest	164,895	—	—	164,895
Other revenues	1,484	99	—	1,583
Total revenues	803,197	49,601	—	852,798
Merchandise cost of goods sold	147,297	14,537	—	161,834
Jewelry scrapping cost of goods sold	121,051	6,819	—	127,870
Consumer loan bad debt	36,791	—	—	36,791
Net revenues	498,058	28,245	—	526,303
Segment expenses (income):
Operations	260,340	21,260	795	282,395
Depreciation	10,858	2,066	—	12,924
Amortization	452	382	—	834
Loss on sale or disposal of assets	281	12	—	293
Interest expense, net	30	4	—	34
Equity in net income of unconsolidated affiliates	—	—	(16,237)	(16,237)
Other (income) expense	(3)	7	(168)	(164)
Segment contribution	$226,100	$4,514	$15,610	$246,224
Corporate expenses:
Administrative				50,584
Depreciation				3,832
Interest expense, net				1,619
Income from continuing operations before income taxes				190,189
Income tax expense				66,472
Income from continuing operations, net of tax				123,717
Loss from discontinued operations, net of tax				(1,558)
Net income				122,159
Net income from continuing operations attributable to redeemable noncontrolling interest				—
Net income attributable to EZCORP, Inc.				$122,159

The following table presents separately identified segment assets:

	U.S & Canada	Latin America	Other International	Total
	(in thousands)
Assets at September 30, 2013
Cash and cash equivalents	$10,931	$16,829	$3,260	$31,020
Restricted cash	—	3,312	—	3,312
Pawn loans	142,930	13,707	—	156,637
Consumer loans, net	24,877	37,169	2,469	64,515
Service charges and fees receivable, net	37,016	29,237	697	66,950
Inventory, net	121,367	23,833	—	145,200
Property and equipment, net	67,676	28,198	1,448	97,322
Restricted cash, non-current	—	2,156	—	2,156
Non-current consumer loans, net	—	69,991	—	69,991
Goodwill	278,407	110,209	39,892	428,508
Intangibles, net	26,380	18,917	2,840	48,137
Total separately identified recorded segment assets	$709,584	$353,558	$50,606	$1,113,748
Consumer loans outstanding from unaffiliated lenders	$29,171	$—	$—	$29,171
Assets at September 30, 2012
Cash and cash equivalents	$14,820	$20,702	$1,789	$37,311
Restricted cash	—	1,145	—	1,145
Pawn loans	140,885	16,763	—	157,648
Consumer loans, net	18,960	11,425	3,767	34,152
Service charges and fees receivable, net	34,066	24,637	1,114	59,817
Inventory, net	94,449	14,765	—	109,214
Property and equipment, net	60,947	23,220	1,503	85,670
Restricted cash, non-current	—	4,337	—	4,337
Non-current consumer loans, net	—	61,997	—	61,997
Goodwill	224,306	110,401	39,956	374,663
Intangibles, net	18,824	21,867	2,946	43,637
Total separately identified recorded segment assets	$607,257	$311,259	$51,075	$969,591
Consumer loans outstanding from unaffiliated lenders	$25,484	$—	$—	$25,484
Assets at September 30, 2011
Cash and cash equivalents	$10,040	$1,496	$—	$11,536
Pawn loans	134,457	10,861	—	145,318
Consumer loans, net	14,611	—	—	14,611
Service charges and fees receivable, net	31,567	1,663	—	33,230
Inventory, net	81,859	8,514	—	90,373
Property and equipment, net	51,469	12,769	—	64,238
Goodwill	163,897	9,309	—	173,206
Intangibles, net	16,775	867	—	17,642
Total separately identified recorded segment assets	$504,675	$45,479	$—	$550,154
Consumer loans outstanding from unaffiliated lenders	$27,040	$—	$—	$27,040

The following table reconciles separately identified recorded segment assets, as shown above, to our consolidated total assets:

	September 30,
	2013	2012	2011
	(in thousands)
Total separately identified recorded segment assets	$1,113,748	$969,591	$550,154
Corporate assets	231,542	248,416	206,296
Total assets	$1,345,290	$1,218,007	$756,450

The following tables provide geographic information required by ASC 280-10-50-41:

	Fiscal Years Ended September 30,
	2013	2012	2011
	(in thousands)
Revenues:
U.S.	$822,587	$850,946	$795,825
Mexico	150,022	103,273	49,601
Canada	12,710	10,712	7,372
U.K	24,988	10,192	—
Total	$1,010,307	$975,123	$852,798

	September 30,
	2013	2012	2011
	(in thousands)
Long-Lived assets:
U.S.	$399,930	$317,887	$240,661
Mexico	157,796	155,488	22,945
Canada	4,755	10,199	7,888
U.K	44,138	44,363	—
Other	42	42	—
Total	$606,661	$527,979	$271,494

NOTE 20: ALLOWANCE FOR LOSSES AND CREDIT QUALITY OF FINANCING RECEIVABLES
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
Consumer loans made by EZCORP Online are considered delinquent if they are not repaid or renewed by the maturity date. We do not accrue revenues on delinquent loans. All outstanding principal balances and fee receivables greater than 60 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt and reverse accrued unsecured consumer loan fee revenue. Subsequent collections of these amounts are recorded as a reduction to consumer loan bad debt expense and as consumer loan fee revenue.
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

The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision		Translation Adjustment	Allowance Balance at End of Period	Financing Receivable at End of Period
	(in thousands)
Unsecured short-term consumer loans:
Year ended September 30, 2013	$2,390	$(47,178)	$21,074	$26,651		$(9)	$2,928	$22,289
Year ended September 30, 2012	$1,727	$(26,564)	$12,176	$15,034		$17	$2,390	$20,108
Year ended September 30, 2011	$750	$(18,043)	$6,349	$12,671		$—	$1,727	$13,116
Secured short-term consumer loans:
Year ended September 30, 2013	$942	$(43,768)	$40,226	$4,404		$—	$1,804	$9,789
Year ended September 30, 2012	$538	$(11,295)	$9,087	$2,612		$—	$942	$5,951
Year ended September 30, 2011	$1,137	$(12,616)	$10,074	$1,943		$—	$538	$3,760
*Unsecured long-term consumer loans:
Year ended September 30, 2013	$623	$(2,651)	$3,151	$(124)	**	$(27)	$972	$108,132
Year ended September 30, 2012	$—	$(571)	$896	$285		$13	$623	$74,045

*	Comparative information includes activity since the acquisition of Grupo Finmart on January 30, 2012 and the acquisition of Cash Genie on April 14, 2012, as applicable.
** Benefit in unsecured long-term consumer loan provision is due to the sale of past due loans and recoveries of loans previously written-off.

The provisions presented in the table above include only principal and exclude items such as insufficient funds fees, late fees, repossession fees, auction fees and interest. In addition, all credit service expenses and fees related to loans made by our unaffiliated lenders are excluded, as we do not own the loans made in connection with our credit services and they are not recorded as assets on our balance sheets. Expected losses on credit services are accrued and reported in “Accounts payable and other accrued expenses” on our balance sheets.
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

The following table presents an aging analysis of past due financing receivables by portfolio segment:

	Days Past Due				Total	Current	Loan	Total Financing	Allowance	Recorded Investment > 90 Days
	1-30	31-60	61-90	>90	Past Due	Receivable	Discount	Receivable	Balance	Accruing
	(in thousands)
Unsecured short-term consumer loans:*
September 30, 2013
Consumer loans	$113	$285	$257	$—	$655	$214	$—	$869	$464	$—
Secured short-term consumer loans:
September 30, 2013
Consumer loans	$2,096	$1,313	$905	$910	$5,224	$4,565	$—	$9,789	$1,804	$—
September 30, 2012
Consumer loans	$1,246	$708	$466	$391	$2,811	$3,140	$—	$5,951	$942	$—
Unsecured long-term consumer loans:
September 30, 2013
Consumer loans	$8,909	$5,354	$1,584	$29,492	$45,339	$63,467	$(674)	$108,132	$972	$29,492
September 30, 2012
Consumer loans	$2,465	$28,783	$949	$7,507	$39,704	$37,120	$(2,779)	$74,045	$623	$7,506
* Unsecured short-term consumer loans amounts are included for periods after the acquisition of Go Cash.
NOTE 21: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
In accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures, our assets and liabilities, which are carried at fair value, are classified in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Other observable inputs other than quoted market prices.
Level 3: Unobservable inputs that are not corroborated by market data.
The tables below present our financial assets that are measured at fair value on a recurring basis as of September 30, 2013 and 2012:

	September 30, 2013	Fair Value Measurements Using
Financial assets (liabilities or temporary equity):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,339	$2,339	$—	$—
Forward contracts	1,813	—	1,813	—
Contingent consideration	(11,297)	—	—	(11,297)
Net financial assets (liabilities or temporary equity)	$(7,145)	$2,339	$1,813	$(11,297)

	September 30, 2012	Fair Value Measurements Using
Financial assets (liabilities or temporary equity):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$4,631	$4,631	$—	$—
Contingent consideration	(23,432)	—	—	(23,432)
Net financial assets (liabilities or temporary equity)	$(18,801)	$4,631	$—	$(23,432)

We measure the value of our marketable equity securities under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily available. There were no transfers of assets in or out of Level 1 or Level 2 fair value measurements in the periods presented. In fiscal 2013 we recorded an impairment loss of $2.1 million. This amount is included in the impairment of investments line in our consolidated statement of operations.

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

We used an income approach to measure the fair value of the contingent consideration using a probability-weighted discounted cash flow approach, in which all outcomes were successful. The significant inputs used for the valuation are not observable in the market, as they are specifically related to Grupo Finmart, and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy. In April 2013, we paid $12.8 million in contingent consideration to Grupo Finmart's noncontrolling owners. On June 30, 2013, we recorded additional contingent consideration of $0.2 million due to Grupo Finmart's acquisition of a loan portfolio. During fiscal year 2013, we recorded accretion expense of $0.5 million, bringing the contingent consideration liability to $11.3 million at September 30, 2013. During fiscal year 2012, we recorded accretion expense of $0.5 million to bring the contingent liability to $23.4 million at September 30, 2012. These accretion expense amounts are included in administrative expenses in our consolidated statement of operations.
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
Financial Assets and Liabilities Not Measured at Fair Value
Our financial assets and liabilities as of September 30, 2013 and 2012 that are not measured at fair value in the consolidated balance sheets are as follows:

	Carrying Value	Estimated Fair Value
	September 30, 2013	September 30, 2013	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Financial assets:	(in thousands)
Cash and cash equivalents	$36,317	$36,317	$36,317	$—	$—
Restricted cash	3,312	3,312	3,312	—	—
Pawn loans	156,637	156,637	—	—	156,637
Consumer loans, net	64,515	74,979	—	—	74,979
Pawn service charges receivable, net	30,362	30,362	—	—	30,362
Consumer loan fees receivable, net	36,588	36,588	—	—	36,588
Restricted cash, non-current	2,156	2,156	2,156	—	—
Non-current consumer loans, net	69,991	89,693	—	—	89,693
Total	$399,878	$430,044	$41,785	$—	$388,259

Temporary equity:
Redeemable noncontrolling interest	$55,393	$55,557	$—	$—	$55,557

Financial liabilities:
Domestic line of credit	$140,900	$140,900	$—	$140,900	$—
Foreign currency lines of credit	30,310	31,832	—	31,832	—
Securitization borrowing facility	31,951	32,027	32,027	—	—
Unsecured Notes	39,029	38,734	15,686	23,048	—
Secured Notes	4,185	4,026	—	4,026	—
Total	$246,375	$247,519	$47,713	$199,806	$—

	Carrying Value	Estimated Fair Value
	September 30, 2012	September 30, 2012	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Financial assets:	(in thousands)
Cash and cash equivalents	$48,477	$48,477	$48,477	$—	$—
Restricted cash	1,145	1,145	1,145	—	—
Pawn loans	157,648	157,648	—	—	157,648
Consumer loans, net	34,152	38,016	—	—	38,016
Pawn service charges receivable, net	29,401	29,401	—	—	29,401
Consumer loan fees receivable, net	30,416	30,416	—	—	30,416
Restricted cash, non-current	4,337	4,337	4,337	—	—
Non-current consumer loans, net	61,997	82,967	—	—	82,967
Total	$367,573	$392,407	$53,959	$—	$338,448

Temporary equity:
Redeemable noncontrolling interest	$53,681	$53,681	$—	—	$53,681

Financial liabilities:
Domestic line of credit	$130,000	$130,000	$—	$130,000	$—
Foreign currency lines of credit	29,965	30,036	—	30,036	—
Securitization borrowing facility	32,679	32,752	32,752	—	—
Unsecured Notes	22,789	21,584	—	21,584	—
Secured Notes	4,488	4,026	—	4,026	—
Total	$219,921	$218,398	$32,752	$185,646	$—

Cash and cash equivalents and restricted cash bear interest at market rates and have maturities of less than 90 days.

The total U.S. pawn loan term ranges between 60 and 120 days, consisting of the primary term and grace period. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period.

We record pawn service charges using the interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several unobservable inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following two months.

Consumer loan fees and interest receivable are carried in the consolidated balance sheet net of the allowance for uncollectible consumer loan fees and interest receivable, which is based on recent loan default experience adjusted for seasonal variations and collection percentages.

Based on the short-term nature of these assets we estimate that their carrying value approximates fair value.

Consumer loans, including long-term unsecured consumer loans made by Grupo Finmart, are carried in the consolidated balance sheet net of the allowance for estimated loan losses, which is based on recent loan default experience adjusted for seasonal variations. Consumer loans, other than those made by Grupo Finmart, have relatively short maturity periods that are generally 12 months; therefore, we estimate that their carrying value approximates fair value. Consumer loans made by Grupo Finmart have an average term of approximately 30 months. We estimated the fair value of the Grupo Finmart consumer loans by applying an income approach (the present value of future cash flows). Key assumptions include an annualized probability of default as well as a discount rate based on the funding rate plus the portfolio liquidity risk.

The fair value of the redeemable noncontrolling interest was estimated by applying an income approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include discount rates representing discounts for lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest.

We measure the fair value of our financial liabilities using an income approach. Fair value measurements for our domestic line of credit were calculated using discount rates based on an estimated senior secured spread plus term matched risk free rate as of the valuation dates. We utilize credit quality-related zero rate curves for Mexican Pesos built by a price vendor authorized by the Comisión Nacional Bancaria y de Valores to determine the fair value measurements of the remaining financial liabilities that are classified as Level 2. For fair value measurements that are classified as Level 1, we utilize quoted price and yield inputs from Bloomberg and a price vendor authorized by the Comisión Nacional Bancaria y de Valores.
NOTE 22: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Our earnings and financial position are affected by changes in gold values. In fiscal year 2012, we used derivative financial instruments in order to manage our commodity price risk associated with the forecasted sales of gold scrap. These derivatives were not designated as hedges, and according to FASB ASC 815-20-25, “Derivatives and Hedging – Recognition,” changes in their fair value were recorded directly in earnings. As of September 30, 2013 and 2012, we did not have an outstanding balance of non-designated derivatives recorded on our balance sheet.
In the current fiscal year, Grupo Finmart completed a $30 million cross-border debt offering for which it has to pay interest on a semiannual basis at a fixed rate. Grupo Finmart used derivative instruments (cross currency forwards) to manage its exposure related to changes in exchange rate. Grupo Finmart does not enter into derivative instruments for any purpose other than cash flow hedging.
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
The following tables set forth certain information regarding our derivative instruments:

		Fair Value of Derivative Instruments
Derivative Instrument	Balance Sheet Location	September 30, 2013	September 30, 2012
		(in thousands)
Designated as cash flow hedging instruments:
Foreign currency forwards	Other assets, net	$1,813	$—

		Amount of Gain Recognized in Income
		Fiscal Years Ended September 30,
Derivative Instrument	Location of (Gain)	2013	2012	2011
		(in thousands)
Non-designated derivatives:
Gold Collar	Other income	$—	$(151)	$—

		Amount of Loss Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
		Fiscal Years Ended September 30,
Derivative Instrument	Location of Loss	2013	2012	2011
		(in thousands)
Designated as cash flow hedging instruments:
Foreign currency forwards	Effective portion of cash flow hedge	$148	$—	$—

		Amount of Gain on Derivatives Reclassified into Income from Accumulated Other Comprehensive Income (Effective Portion)
		Fiscal Years Ended September 30,
Derivative Instrument	Location of (Gain)	2013	2012	2011
		(in thousands)
Designated as cash flow hedging instruments:
Foreign currency forwards	Interest expense / other income	$(1,974)	$—	$—

NOTE 23: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Balance Sheet Information
The following table provides information on net amounts included in pawn service charges receivable, consumer loan fees, and inventories:

	September 30,
	2013	2012
	(in thousands)
Pawn service charges receivable:
Gross pawn service charges receivable	$40,336	$40,828
Allowance for uncollectible pawn service charges receivable	(9,974)	(11,427)
Pawn service charges receivable, net	$30,362	$29,401
Consumer loan fees and interest receivable:
Gross consumer loan fees and interest receivable	$38,355	$34,846
Allowance for uncollectible consumer loan fees and interest receivable	(1,767)	(4,430)
Consumer loan fees and interest receivable, net	$36,588	$30,416
Inventory:
Inventory, gross	$149,446	$114,788
Inventory reserves	(4,246)	(5,574)
Inventory, net	$145,200	$109,214

Supplemental Consolidated Statements of Operations Information
The table below provides advertising expense for periods presented. Advertising costs are included in administrative expenses in the Consolidated Statements of Income:

	Fiscal Year Ended September 30,
	2013	2012	2011
	(in thousands)
Advertising Expense	$8,568	$5,910	$3,577

Other Supplemental Information

	September 30,
	2013	2012
	(in thousands)
Consumer loans:
Expected LOC losses	$2,623	$1,776
Maximum exposure for LOC losses	$33,380	$27,373
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Additions		Deductions	Balance at End of Period
		Charged to Expense	Charged to Other Accounts

	(in thousands)
Allowance for valuation of inventory:
Year Ended September 30, 2013	$5,574	$—	$—	$1,328	$4,246
Year Ended September 30, 2012	$9,481	$—	$—	$3,907	$5,574
Year Ended September 30, 2011	$5,709	$3,772	$—	$—	$9,481
Allowance for uncollectible pawn service charges receivable:
Year Ended September 30, 2013	$11,427	$—	$—	$1,453	$9,974
Year Ended September 30, 2012	$10,720	$—	$707	$—	$11,427
Year Ended September 30, 2011	$9,949	$—	$771	$—	$10,720
Allowance for uncollectible consumer loan fees and interest receivable:
Year Ended September 30, 2013	$4,430	$—	$—	$2,663	$1,767
Year Ended September 30, 2012	$571	$—	$3,859	$—	$4,430
Year Ended September 30, 2011	$431	$—	$140	$—	$571
Allowance for valuation of deferred tax assets:
Year Ended September 30, 2013	$2,242	$—	$—	$1,583	$659
Year Ended September 30, 2012	$1,425	$817	$—	$—	$2,242
Year Ended September 30, 2011	$1,273	$152	$—	$—	$1,425

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During early fiscal 2013, the Audit Committee of the Board of Directors of the Company completed a competitive process to review the appointment of the Company's independent registered public accounting firm for the fiscal year ending September 30, 2013. As a result of that process, on December 3, 2012 the Audit Committee selected Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ended September 30, 2013.
BDO USA, LLP is a registered public accounting firm and was our independent auditor from 2004 through 2012.
The Company had no disagreements with its current or former independent registered public accounting firm.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2013. To make this assessment, management utilized the criteria for effective internal control over financial reporting described in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2013.
Our internal control over financial reporting as of September 30, 2013 has been audited by Deloitte & Touche, LLP, the independent registered public accounting firm that audited our financial statements included in this report, and their report follows immediately.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EZCORP, Inc.
Austin, Texas

We have audited the internal control over financial reporting of EZCORP, Inc. and subsidiaries (the "Company") as of September 30, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2013 of the Company and our report dated November 26, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
November 26, 2013

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below are the names of the persons who, as of October 31, 2013, constituted our Board of Directors and their ages and committee assignments as of that date.

Name	Age	Committees
Sterling B. Brinkley (Chairman)	61	—
Paul E. Rothamel	49	—
Joseph J. Beal	68	Compensation (Chair), Audit
Pablo Lagos Espinosa	58	Compensation
John Farrell	56	Audit
William C. Love (Lead Director)	64	Audit (Chair), Compensation
Thomas C. Roberts	71	—
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

•
Paul E. Rothamel — Mr. Rothamel is our President and Chief Executive Officer and also serves as a director. Mr. Rothamel joined us in September 2009 as Executive Vice President and Chief Operating Officer, became President in February 2010 and became Chief Executive Officer in November 2010. Prior to joining us, Mr. Rothamel was the President and Chief Executive Officer of Pamida, a privately held company that owns and operates more than 200 general merchandise and pharmacy stores. Mr. Rothamel joined Pamida in 1999 as Senior Vice President, Store Operations, was promoted to the position of Senior Vice President, Operations in 2005 and served in that capacity until assuming the President and Chief Executive Officer position in November 2007. From 1997 to 1999, Mr. Rothamel held the positions of Regional Vice President, Store Operations and District Team Leader at ShopKo Stores, Inc., also a publicly held owner and operator of general merchandise and pharmacy stores and an affiliate of Pamida. Before joining ShopKo, Mr. Rothamel held various operational positions with Target Stores, Inc. and Venture Stores Inc.

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

•
Joseph J. Beal — Mr. Beal has served as a director since August 2009 and serves as Chair of the Compensation Committee and a member of the Audit Committee. Mr. Beal also serves as a director of Cash Converters International Limited. Until his retirement in 2008, Mr. Beal was the General Manager and Chief Executive Officer of the Lower Colorado River Authority. Prior to joining the LCRA in 1995, he was the Senior Vice President and Chief Operating Officer for Espey Huston & Associates, an international engineering and environmental consulting firm based in Austin, Texas.

Director qualifications: leadership, chief executive officer and executive management experience; risk management experience; financial experience; experience in developing, implementing and managing strategic plans; personnel development; deep understanding of conducting business in highly regulated environments; legislative and government relations experience.

•
Pablo Lagos Espinosa — Mr. Lagos joined us as a director in October 2010 and is a member of the Compensation Committee. Mr. Lagos served as President and Chief Executive Officer of Pepsi Bottling Group Mexico from 2006 to 2008 and as its Chief Operating Officer from 2003 to 2006. He previously held various executive management positions with Pepsi Bottling Group, PepsiCo Inc., Unilever Mexico and PepsiCola International, Inc., concentrating exclusively in Latin America. Since his retirement in December 2008, Mr. Lagos has been an investor and consultant in various private business ventures and has served as a keynote speaker on organizational leadership and management. He currently serves as Chairman of the Board and Executive President for the Mexican subsidiary of Areas, a Spanish global organization dedicated to restaurant and retailing operations in key public transportation hubs, and as Chairman of the board of Residencial Puente de Piedra, a privately held enterprise focused on developing affordable housing projects in and around Mexico City.

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

•
John Farrell — Mr. Farrell was appointed to our Board of Directors in July 2011 and serves on the Audit Committee. Mr. Farrell formerly served as President and Chief Executive Officer of the Specialised Agencies and Marketing Services business of Publicis Groupe, one of the world’s top three advertising and communications agency groups. During his business career, Mr. Farrell has held various executive management positions with a number of global advertising and communications firms, including Publicis Groupe (2003 – 2009); D’Arcy Masius Benton & Bowles (1993 – 2003); and IMP International (1985 – 1993). He serves as non-executive director of a number of advertising and communications related businesses, including Huntsworth Plc and Albion Digital Advertising Group, and as senior consultant advisor to DNX, DWA, Acceleration, Saatchi & Saatchi and the European Golf Tour.

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

•
William C. Love — Mr. Love has served as a director since October 2008, and has been serving as Lead Director since September 2013. He is Chair of the Audit Committee and also serves on the Compensation Committee. Mr. Love also serves as a director of Cash Converters International Limited. Mr. Love is a Certified Public Accountant and Certified Valuation Analyst, and since January 1993 has practiced public accounting in the Austin, Texas based William C. Love accounting firm. From 1972 to 1993, Mr. Love worked with the accounting firm of KPMG Peat Marwick and its predecessors, including appointments as Partner in Charge of Audit, Partner in Charge of Tax and Managing Partner of its Austin, Texas office.
Director qualifications: leadership experience; broad business insight; accounting, tax and financial reporting expertise.

•
Thomas C. Roberts — Mr. Roberts has served as a director since January 2005 and was Lead Director from November 2008 until September 2013. He also served as a member of both the Audit Committee and the Compensation Committee until September 2013. Mr. Roberts also serves as a director of Albemarle & Bond Holdings PLC. Since 1990, Mr. Roberts has been a private investor and is currently Chairman of the Board of Directors of Pensco, Inc., a financial services company, having previously served as a senior executive (including Chief Financial Officer) of Schlumberger, Ltd. (1970 to 1985) and President and director of Control Data Computer Systems and Services (1985 to 1989). Mr. Roberts has informed the Company that he intends to retire from the Board of Directors before the end of the calendar year.

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
Executive Officers
Set forth below are the name, age, position and biographical information of each of the persons serving as our executive officers as of October 31, 2013 except for Mr. Brinkley and Mr. Rothamel, whose biographical information is included under “Board of Directors” above.

Name	Age	Title
Sterling B. Brinkley	61	Chairman of the Board of Directors
Paul E. Rothamel	49	President and Chief Executive Officer
Mark Kuchenrither	51	Executive Vice President and Chief Financial Officer
Rodrigo Garcia-Romo	45	President & General Director, Empeño Fácil
Barry W. Guest	49	President, U.S. Pawn & Retail
Shanna L. Munro	49	President, Cash Converters North America
James Whatley	53	President, U.S. Financial Services
Richard Bluntzer	48	Senior Vice President, Communications & Public Affairs
Anthony M. Sanders	56	Senior Vice President, Human Resources
Thomas H. Welch, Jr.	58	Senior Vice President, General Counsel and Secretary
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
Rodrigo Garcia-Romo — Mr. Garcia-Romo joined us as General Director, Empeño Fácil in February 2011, and was named President & General Director in October 2012. Prior to joining EZCORP, Mr. Garcia-Romo spent eleven years with YUM! Brands, most recently as Vice President, One System Operations, YUM! Mexico from 2008 until 2011.  In that role, he was responsible for the Mexico operations of Pizza Hut and KFC comprising more than 500 stores and $400 million in revenues. He served as Senior Director, KFC Mexico from 2007 to 2008, Senior Director Operations, Pizza Hut Mexico from 2004 to 2007, and Director, Planning and Information Technology, YUM! Mexico from 2003 to 2004. From 1999 to 2003, Mr. Garcia-Romo worked at YUM!'s Dallas, Texas headquarters, first as International Business Senior Planning Manager, then as Director, International Franchise Finance, and finally as Director, Financial Planning, Capital Expenditure, and Treasury Refranchising.

Barry W. Guest — Mr. Guest joined us as President, U.S. Pawn and Retail in October 2011 after spending 20 years with Blockbuster Canada.  From 2008 to 2011, Mr. Guest was Vice President & General Manager, Blockbuster Canada, responsible for the strategic and tactical direction of the Canadian organization.  He had full P&L responsibility for over 400 stores and $500 million in revenues. From 2000 to 2008 Mr. Guest was Vice President, Blockbuster Canadian Operations, with responsibility for all aspects of store operations.  Before then, Mr. Guest served as Director of Operations, Blockbuster Canada (1998 to 2000) and Regional Director (1994 to 1998).  Mr. Guest joined Blockbuster Canada in 1991 as an Area Manager.
Shanna L. Munro — Ms. Munro joined us in April 2011 as Vice President & General Manager, Cash Converters Canada. She was named President, Cash Converters Canada in October 2012, and President, Cash Converters North America in July 2013. From 2009 to 2011, Ms. Munro was Executive Vice President and Chief Operating Officer for Mr. Greek Restaurants, a privately owned operator of company owned and franchised restaurants based in Ontario, Canada.  Ms. Munro was President and Chief Operating Officer of Putting Edge Corporation, a privately held Ontario-based operation of indoor entertainment centers, from 2005 to 2009, and Senior Vice President, Scott's Restaurants, the parent company of the Canadian KFC Income Trust, from 2003 to 2005.  From 2000 to 2003 Ms. Munro served as Vice President, KFC, Pizza Hut, Taco Bell, and Long John Silver for Priszm Brands, the Ontario-based YUM! Brands Canadian master franchisor, where she had full P&L responsibility for four brands with over $300 million in revenues.
James Whatley — Mr. Whatley joined us as President, U.S. Financial Services in October 2011, bringing over 30 years of leadership experience in the financial services and retail industries. Prior to joining us, Mr. Whatley spent two years as Senior Vice President – Sales and Retail Operations for Direct General Insurance; eleven years with Blockbuster, Inc. in various positions, including Head of Global Franchise and International Corporate Operations; and seven years as Executive Vice President and Chief Operating Office for Advance America Cash Advance Centers, Inc. Mr. Whatley earned a Bachelor of Science degree in Business Administration at the University of North Carolina.
Richard Bluntzer — Mr. Bluntzer joined us in January 2013 as Senior Vice President, Communications & Public Affairs with over 25 years of experience managing public affairs, governmental relations and communications. Prior to joining EZCORP, Mr. Bluntzer serviced as Senior Vice President of Regulatory and Government Affairs for NRG Energy, Inc., a Fortune 500 company (August 2009 to January 2013); held a variety of leadership positions at the Lower Colorado River Authority (2003 to 2009), including Assistant General Manager and Chief Administrative Officer; and served as a Managing Director of Public Strategies (now Hill + Knowlton Strategies), overseeing public affairs activities at a large electric utility and a large telecommunications company (2000 to 2003). Mr. Bluntzer began his career in the Texas Legislature in 1984 and earned his degree at the University of Texas at Austin.
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
Thomas H. Welch, Jr. — Mr. Welch joined us in April 2009 as Senior Vice President, General Counsel and Secretary. He joined Dell Inc.’s legal department in 1995, and served as Vice President, Legal and General Corporate Counsel from April 1999 to April 2008. Mr. Welch was principally responsible for legal support of Dell’s corporate securities, corporate finance, mergers and acquisitions, financial services, executive compensation and benefits, facilities, corporate governance and general corporate matters. From 1992 to 1995, Mr. Welch was Vice President – Corporate Development of Parker & Parsley Petroleum Company (predecessor to Pioneer Natural Resources), and previously was a shareholder with the law firm of Johnson & Gibbs, P.C., Dallas, Texas.
Section 16(a) Beneficial Ownership Reporting Compliance
Based on written representations and a review of the relevant Forms 3, 4 and 5, during fiscal 2013, all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act.
Code of Conduct
We maintain a Code of Conduct that is applicable to all of our employees, including our chief executive officer, chief financial officer and chief accounting officer. That Code of Conduct, which satisfies the requirements of a “code of ethics” under applicable SEC rules, contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code, and accountability for adherence to the code. A copy of the Code of Conduct is posted in the Investor Relations section of on our website at www.ezcorp.com.
We will post any waivers of the Code of Conduct, or amendments thereto, that are applicable to our chief executive officer, our chief financial officer or chief accounting officer in the Investor Relations section of our website at www.ezcorp.com. To date, there have been no such waivers.
Corporate Governance
Committees of the Board — The Board of Directors maintains the following committees to assist it in its oversight responsibilities. The current membership of each committee is indicated in the list of directors set forth under “Board of Directors” above.

•
Audit Committee — The Audit Committee assists the Board in fulfilling its responsibility to provide oversight with respect to our financial statements and reports and other disclosures provided to stockholders, the system of internal controls, the audit process and legal and ethical compliance. Its primary duties include reviewing the scope and adequacy of our internal and financial controls and procedures; reviewing the scope and results of the audit plans of our independent and internal auditors; reviewing the objectivity, effectiveness and resources of the internal audit function; appraising our financial reporting activities and the accounting standards and principles followed; and reviewing and approving ethics and compliance policies. The Audit Committee also selects, engages, compensates and oversees our independent auditor and pre-approves all services to be performed by the independent auditing firm.

The Audit Committee is comprised entirely of directors who satisfy the standards of independence described under “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence,” as well as additional or supplemental independence standards applicable to audit committee members established under applicable law and NASDAQ listing requirements. The Board has determined that each Audit Committee member meets the NASDAQ “financial literacy” requirement and that Mr. Love is a “financial expert” within the meaning of the current rules of the SEC.

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
Meetings and Attendance — During fiscal 2013, the Board of Directors held five meetings, the Audit Committee held seven meetings, and the Compensation Committee held five meetings. Mr. Farrell missed one Board of Directors meeting; Mr. Lagos missed one Board of Directors meeting and one Compensation Committee meeting; and Mr. Roberts missed one Board of Directors meeting, one Audit Committee meeting and one Compensation Committee meeting. Otherwise, all directors attended all meetings of the Board and of the committees on which they served.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion & Analysis (“CD&A”) describes our compensation practices and the executive compensation policies, decisions and actions of the Compensation Committee of our Board of Directors (the “Committee”). The CD&A focuses specifically on compensation earned during fiscal 2013 by our CEO, CFO and the three other most highly compensated executive officers who were serving as such at the end of fiscal 2013, collectively referred to as our "Named Executive Officers."
Compensation Philosophy
Our executive compensation philosophy is grounded in two fundamental principles:

•
Pay at a level commensurate with other value creators — Pay opportunities should be competitive and set at a level where we are able to attract and retain executives of the caliber we need to execute our strategic plan.

•
Pay for performance — Actual realized compensation should reflect Company and individual performance. Executives should be compensated based on their ability to achieve (or to help drive the Company's achievement of) specific operational, financial and strategic results, including sustained growth in terms of profitability and shareholder value.

In support of this philosophy, the Committee has designed compensation plans that:

•	Reward executives with incentives that are based on:

•	Overall company performance (annual and long-term);

•	Individual contributions; and

•	Long-term creation of stockholder value;

•	Encourage top performers to make long-term commitments to the Company through the use of competitive incentive opportunities and awards that are vested and earned over multi-year periods; and

•	Align executive interests with the long-term interests of stockholders through the use of equity incentives that vest over multiple years.
Program Characteristics that Align Management with Shareholders

•	Majority of executive officer pay at risk in the form of annual and long-term incentive compensation;

•	All equity awards for our executive officers are subject to achievement of specific performance criteria;

•	Stock ownership requirements for executive officers and directors (new for fiscal 2014);

•	No 280G excise tax gross-ups;

•	No single-trigger change-in-control severance benefits; and

•	The Committee retains the services of an independent compensation advisor.

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

Compensation Component	Description	Attract and Retain	Pay for Performance	Shareholder Alignment	Long-term Commitment
Base Salary	• A market-competitive salary is an essential factor in attracting and retaining qualified personnel.	✓
Annual Incentives	• Annual cash bonus opportunity. • Awards are tied to an assessment of annual corporate and business unit financial performance and individual contribution.	✓	✓	✓
Long-term Incentives	• Equity incentive grants. • Performance-vested restricted stock grants for our executive officers tied to achievement of consistent multi-year growth in earnings.	✓	✓	✓	✓

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
It is important to note, however, that the majority of pay opportunities for our top executives are incentive based and that actual realizable compensation is heavily dependent upon actual Company performance. The Committee believes that actual realizable compensation for our top executives remains well aligned with our performance.
Pay Mix — The Committee reviews the mix of base salary, cash bonus and long-term incentives annually. The Committee does not target a fixed percentage allocation among the compensation elements, but rather aims to provide the majority of executive officer compensation opportunities in the form of incentive compensation. The charts below show the mix of target compensation opportunities for our Named Executive Officers in fiscal 2013.

2013 Target Total Direct Compensation Mix
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
In fiscal 2013, the Committee retained Pearl Meyer & Partners (“Pearl Meyer”) as its independent executive compensation consultant. None of EZCORP's management participated in the Committee's decision to retain Pearl Meyer. Pearl Meyer reports directly to the Committee, and the Committee may replace Pearl Meyer or hire additional consultants at any time. Pearl Meyer attends meetings of the Committee, as requested, and communicates with the Chair of the Committee between meetings; however, the Committee makes all decisions regarding the compensation of the Company's senior executives.
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
The Committee regularly reviews the services provided by its outside consultants and believes that Pearl Meyer is independent in providing executive compensation consulting services. In making this determination, the Committee noted that during fiscal 2013:

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
Benchmarking and Peer Group Data
While the Committee does not set compensation levels for our key executives based solely on survey or peer group benchmarks, the Committee does regularly refer to external benchmarking data in their deliberations in order to ensure that the pay opportunities offered to our executives are appropriate in light of our performance relative to our peers. In fiscal 2013, the Committee asked Pearl Meyer to conduct a competitive compensation review for our key executives, including our NEOs. Data in the Pearl Meyer study were collected from several sources, including published compensation surveys and peer company proxy statements.
Competitive pay data for our Named Executive Officers were collected from SEC filings for a peer group of 18 publicly traded companies. The peer group, which was approved by the Committee in consultation with management and Pearl Meyer, includes companies that are direct competitors within our industry, have similar business models to our company or have comparable key executive roles.

2013 Compensation Peer Group
Peer Company	Stock Symbol	Primary Business
America's Car Mart	CRMT	Auto Retail
Cardtronics Inc.	CATM	Specialty Finance
Cash America	CSH	Pawn & Payday Lending
Coinstar Inc.	CSTR	Specialty Finance
Credit Acceptance	CACC	Consumer Finance
DFC Global	DLLR	Payday Lending
First Cash Financial	FCFS	Pawn & Payday Lending
Green Dot Corp.	GDOT	Debit Cards
World Acceptance	WRLD	Small Loans
Aaron's Inc.	AAN	Retail
Chipotle Mexican Grill	CMG	Retail
Fossil Inc.	FOSL	Retail
Jos. A. Bank	JOSB	Retail
Netspend	NTSP	Debit Cards
PriceSmart Inc.	PSMT	Retail
Rent-a-Center	RCII	Retail
Ulta Salon	ULTA	Retail
WEX Inc.	WEX	Payment Card Solutions
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
2013 Competitive Posture
While the Committee has historically targeted the 75th percentile for our senior executives as a group, it does not consider that philosophy to be a prescription for individual executives. Various factors affect the relationship between target total direct compensation for each individual executive and our targeted market reference point, including specific retention concerns, tenure, internal equity, year-over-year volatility of market data, the comparability of available market benchmarks and the difference in the strategic value of a position among the companies in our peer group. No single position in the survey data or within our peer group fully captures the breadth of the responsibilities of certain of our executive officers.
Based on Pearl Meyer's fiscal 2013 competitive review, we found that target total direct compensation opportunities (in aggregate) fell at:

•	The 75nd percentile for our Named Executive Officers; and

•	The 66th percentile for all of our senior executives as a group.
As previously stated, the actual total (realizable) compensation of our top executives remains heavily dependent upon actual performance. For example, during fiscal 2013 when the Company's financial performance was below the Board's expectations, our senior executives, as a group, realized actual bonus compensation that was less than 50% of their total bonus opportunities.
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
2013 Performance Highlights
The following are highlights of the Company's performance during fiscal 2013:

•
Total revenues were $1.0 billion, a Company record. Excluding jewelry scrapping, total revenues grew 14% driven by a 24% increase in consumer loan fees and interest, an 11% increase in merchandise sales and an 8% increase in pawn service charges.

•	Net income from continuing operations attributable to EZCORP was $57.4 million, while diluted earnings per share from continuing operations attributable to EZCORP was $1.06.

•
Net earning assets were $466.0 million, a 20% increase over 2012. Net earning assets consists of pawn loans, consumer loans and inventory on the balance sheet, combined with CSO loans not on the balance sheet, net of reserves

•
Total revenue in the Latin America and Other International segments increased 54% compared to fiscal 2012, which reflects the continued successful execution of the Company's geographic, product and channel diversification.

•
During the year the Company acquired a U.S. online lending business from Go Cash, LLC and certain of its affiliates; a 51% interest in Renueva Comercial S.A. de C.V., which operates a chain of buy/sell stores in and around Mexico City under the name "TUYO"; and 12 pawn stores in Arizona, a new market for the Company.

Despite these highlights, the Company faced significant challenges during fiscal 2013 and failed to achieve the levels of net income and earnings per share that were expected by the Board or that are necessary for the continued delivery of long-term shareholder value. As discussed below, some of those challenges were due to factors beyond management's control (such as the gold environment) or to specific long-term strategic initiatives that were supported by the Board.
Pay and Performance Alignment
The Committee's consultant, Pearl Meyer, reviewed the relationship between total compensation for our CEO and our Executive Chairman and our performance against our compensation peer group for the three fiscal years ended September 30, 2013.
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
Compensation for our CEO and our Executive Chairman was measured in terms of the following components of realizable pay, as compared to realizable pay for the two most highly compensated executives at each of the peer companies:

Components of Pay	Portion Included in Realizable Pay	Provided by EZCORP
Salary	• Cumulative salary paid over the period	✓
Annual Incentive	• Cumulative annual bonuses earned/paid for performance during the period	✓
Stock Options	• In-the-money value of all options granted during period, valued at the end of most recent fiscal year
Restricted Stock	• Face value of all restricted shares granted during period, valued at the end of the most recent fiscal year
Performance-based cash	• Cash payout earned based upon performance within the period
Performance-based equity	• Performance shares earned based on performance within the period, valued at the end of the most recent fiscal year	✓
The results of Pearl Meyer's analysis are shown in the chart below, revealing that our average percentile ranking for performance (47th percentile) was substantially aligned with our ranking for realizable pay over the period (56th percentile).

100%ile
50%ile
0%ile
Realizable Pay Percentile - Top 2 Highest Paid NEOs
56th %ile
EZPW
47th %ile
0%ile
50%ile
100%ile
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
In 2011, we began awarding base salary increases on a calendar year basis rather than a fiscal year. Effective January 1, 2013, our Named Executive Officers received salary increases that averaged 19% of calendar 2012 base salaries, as indicated in the following table:

Named Executive Officer	Position	Calendar 2012 Base Salary	Calendar 2013 Base Salary	Increase

Paul E. Rothamel	President and Chief Executive Officer	$900,000	$1,000,000	11%
Mark E. Kuchenrither	Executive Vice President and Chief Financial Officer	450,000	700,000	56%
Sterling B. Brinkley	Executive Chairman	900,000	1,000,000	11%
Barry Guest	President, U.S. Pawn & Retail	325,000	410,000	26%
Thomas H. Welch, Jr.	Senior Vice President and General Counsel	315,000	330,000	5%
Average		578,000	688,000	19%
We have returned to the practice of awarding base salary increases on a fiscal year basis, and in September 2013, the Committee approved the following base salaries for fiscal 2014, effective October 1, 2013: Mr. Rothamel, $1,000,000 (0%); Mr. Kuchenrither, $700,000 (0%); Mr. Brinkley, $1,000,000 (0%); Mr. Guest, $430,000 (7%); and Mr. Welch, $375,000 (14%).
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

•
Adjust, approve or decline to pay the incentive bonus for each participant (subject to the restriction that the Committee does not have the power to increase, or make adjustments that would have the effect of increasing, the incentive bonus otherwise payable to any executive officer).

The Committee has the right to delegate to the Chief Executive Officer its authority and responsibilities with respect to the incentive bonuses payable to employees other than executive officers.
For fiscal 2013, the incentive bonus for each senior executive was a function of a designated target amount (stated as a percentage of base salary), a business performance modifier ranging from 0% to 150% based on the achievement of specified levels of consolidated net income and/or business unit contribution, and an individual performance modifier ranging from 0% to 100%.
For the Named Executive Officers, the Compensation Committee established the following incentive bonus targets (stated as a percentage of base salary) for fiscal 2013:

Named Executive Officer	FY 13 Target Amount (as a % of base salary)	Business Performance Modifier Based On
Mr. Rothamel	200%	Consolidated net income attributable to EZCORP, Inc.
Mr. Kuchenrither	125%	Consolidated net income attributable to EZCORP, Inc.
Mr. Brinkley	200%	Consolidated net income attributable to EZCORP, Inc.
Mr. Guest	60%	25% Consolidated net income attributable to EZCORP, Inc. 75% U.S. Pawn & Retail contribution
Mr. Welch	60%	Consolidated net income attributable to EZCORP, Inc.
During fiscal 2013, the Company did not achieve the business performance goals as established by the Committee at either the consolidated or business unit level, and therefore, no annual incentive bonuses were paid under the fiscal 2013 Incentive Bonus Plan.

In November 2013, the Committee approved the incentive bonus plan for fiscal 2014. In fiscal 2014, the incentive bonus for each senior executive will again be a function of a designated target amount (stated as a percentage of base salary), a business performance modifier generally ranging from 0% to 150% based on the achievement of specified levels of consolidated net income and/or business unit contribution, and an individual performance modifier ranging from 0% to 100%. The fiscal 2014 incentive bonus targets for the Named Executive Officers (stated as a percentage of base salary) are as follows:

Named Executive Officer	FY14 Target Amount (as a % of base salary)	Business Performance Modifier Based On
Mr. Rothamel	200%	90% Consolidated net income attributable to EZCORP, Inc. 10% Combined contribution from online lending units
Mr. Kuchenrither	75%	Consolidated net income attributable to EZCORP, Inc.
Mr. Brinkley	100%	Consolidated net income attributable to EZCORP, Inc.
Mr. Guest	60%	25% Consolidated net income attributable to EZCORP, Inc. 75% U.S Pawn & Retail contribution
Mr. Welch	60%	Consolidated net income attributable to EZCORP, Inc.
Discretionary Bonuses
As noted above, the Company and its individual business units did not achieve the stated performance goals necessary for the payout of incentive bonuses under the fiscal 2013 Incentive Bonus Plan. The Committee nevertheless noted that (a) the Company's fiscal 2013 performance had been adversely affected by factors beyond management's control (for example, the continued challenging gold environment) and the Board-supported decisions to invest in future growth opportunities and (b) despite these factors, the Company had achieved important strategic objectives (including geographic, product and channel diversification). In light of these factors and to recognize the hard work and diligent efforts of the Company's senior executives, and to ensure the retention of those senior executives, the Committee approved the payment of discretionary bonuses to selected executives (excluding Mr. Brinkley, Mr. Rothamel and Mr. Kuchenrither). In aggregate, the discretionary bonuses were approximately 40% of the targeted bonuses under the fiscal 2013 Incentive Bonus Plan. As a part of that discretionary bonus award, Mr. Guest and Mr. Welch each received a bonus of $125,000.
At the time the Committee awarded those discretionary bonuses, it declined to award any bonus to Mr. Brinkley, Mr. Rothamel or Mr. Kuchenrither for fiscal 2013 performance. The Committee subsequently reviewed management’s plan to address the Company’s present challenges over the next several quarters. Following that further review and analysis, the Committee (assisted by Madison Park LLC, the Company’s strategic and financial advisor) determined that management, led by Mr. Brinkley, Mr. Rothamel and Mr. Kuchenrither, had formulated an effective plan for fiscal 2014, and on November 22, 2013, approved the following bonuses payable immediately for the completion of the strategic plan for fiscal 2014: Mr. Brinkley, $1,000,000; Mr. Rothamel, $1,000,000; and Mr. Kuchenrither, $350,000. As noted above, the Committee has approved the annual incentive bonus plan for fiscal 2014, and Mr. Brinkley, Mr. Rothamel and Mr. Kuchenrither will participate in that plan with the target opportunities noted above, subject to the achievement of specific performance objectives set by the Committee.
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
All of our executive officers are eligible to receive equity incentive awards. Our approach to long-term incentive compensation for our executive officers for fiscal 2013 provides for restricted stock awards that vest over multiple years based upon achievement of sustained earnings growth as measured by the compound annual growth rate in EBITDA over the performance period.
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
Grant frequency — The Committee considers new grants for all executives every year, although we do not necessarily grant new equity to all executives every year. The frequency of grants and the amount of equity awards granted in a given year are based in part upon an assessment of past equity awards still outstanding at the time new grants are to be made.
Although equity awards may be made at any time as determined by the Committee, they are generally made on the first business day of our fiscal year (or as soon as practicable thereafter) or on or around the recipient's hire date (in the case of new-hire grants).
Following a thorough assessment of available market data, internal equity, anticipated impact and past awards, on January 2, 2013 the Committee approved restricted stock grants for 28 key employees totaling 379,235 shares, including the following awards to Named Executive Officers:

Named Executive Officer	Number of shares	Vesting Period	Vesting Schedule					Grant Date Value
			October 2013	October 2014	October 2015	October 2016	October 2018
Mr. Rothamel	—	—	—	—	—	—	—	—
Mr. Kuchenrither	200,000	6 years	—	66,667	—	66,667	66,666	$4,038,000
Mr. Brinkley	—	—	—	—	—	—	—	—
Mr. Guest	23,000	3 years	7,667	7,667	7,666	—	—	464,370
Mr. Welch	16,000	3 years	5,334	5,533	5,533	—	—	323,040

The grants to all executive officers, including the Named Executive Officers, are subject to performance-based vesting, requiring a 5% compounded annual growth in EBITDA at each vesting date when compared to fiscal 2012.
Other Executive Compensation Matters
Supplemental Executive Retirement Plan — We provide selected executives, including all of the Named Executive Officers, with a non-qualified Supplemental Executive Retirement Plan (“SERP”) in order to offset some of the negative impacts of the highly paid executive contribution limitations applicable to our 401(k) retirement savings plan. For a description of the SERP, see “Other Benefits and Perquisites” below.
For 2013 and 2014, the following contributions on behalf of the Named Executive Officers were approved by the Committee:

	SERP Contribution
Named Executive Officer	2013	2014
Mr. Rothamel	$270,000	$270,000
Mr. Kuchenrither	141,750	141,750
Mr. Brinkley	270,000	270,000
Mr. Guest	59,040	61,920
Mr. Welch	47,520	54,000
Other Benefits and Perquisites — The executive officers participate in other benefit plans on the same terms as other employees. These plans include medical, dental and life insurance benefits, and our 401(k) retirement savings plan. In addition, we provide supplemental healthcare benefits to our executive officers. The amount of that benefit for the Named Executive Officers during fiscal 2013 is included in the “All Other Compensation” table below.
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
The company provides the following additional severance or change-in-control benefits to its executive officers:

•
The terms of employment for certain of our executive officers (including Mr. Kuchenrither and Mr. Guest) provide that the executive officer will receive salary continuation for one year if his or her employment is terminated by the Company without cause.

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
Other Factors Affecting Compensation — In establishing total compensation for the executive officers, the Committee considered the effect of Section 162(m) of the Internal Revenue Code, which limits the deductibility of compensation paid to each covered employee. Generally, Section 162(m) prevents a company from receiving a federal income tax deduction for compensation paid to a covered employee in excess of $1 million for any year, unless that compensation is performance-based. To the extent practical, the Committee intends to preserve deductibility, but may choose to provide compensation that is not deductible if necessary to attract, retain, and reward high-performing executives or if otherwise appropriate under the circumstances.
Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013. This report is provided by the following independent directors, who comprised the Compensation Committee as of the end of fiscal 2013.

Joseph J. Beal (Chair) Pablo Lagos Espinosa William C. Love

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

Summary Compensation Table
The table below summarizes the total compensation for fiscal 2013, 2012 and 2011 for the following persons: Paul E. Rothamel (our principal executive officer); Mark Kuchenrither (who served as our principal financial officer during most of fiscal 2013); Stephen A. Stamp (who served as our principal financial officer during a portion of fiscal 2013); and Sterling B. Brinkley, Barry W. Guest and Thomas H. Welch, Jr. (the three other most highly compensated individuals who were serving as executive officers at the end of fiscal 2013). These persons are referred to as the “Named Executive Officers.”

Name and Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Stock Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total

Paul E. Rothamel President and Chief Executive Officer	2013	$973,537	$—	$—	$—	$295,513	$1,269,050
	2012	859,615	—	—	1,260,000	261,561	2,381,176
	2011	750,000	—	5,952,000	1,687,500	178,619	8,568,119
Stephen A. Stamp (5) former Senior Vice President and Chief Financial Officer	2013	23,077	—	—	—	359,517	382,594
	2012	386,539	—	450,358	168,000	72,405	1,077,302
	2011	308,269	—	427,400	315,000	137,066	1,187,735
Mark Kuchenrither Executive Vice President and Chief Financial Officer	2013	690,385	—	4,038,000	—	154,434	4,882,819
	2012	432,837	—	900,716	236,250	78,789	1,648,592
	2011	386,250	—	198,400	434,531	338,524	1,357,705
Sterling B. Brinkley (6) Executive Chairman of the Board	2013	973,077	—	—	—	292,533	1,265,610
	2012	873,077	—	—	1,260,000	254,176	2,387,253
	2011	800,000	—	5,952,000	1,800,000	188,965	8,740,965
Barry W. Guest President, U.S. Pawn & Retail	2013	387,115	125,000	464,370	—	70,671	1,047,156
	2012	332,500	—	398,811	129,183	87,289	947,783
	2011	70,000	—	328,700	—	5,495	404,195
Thomas H. Welch, Jr. Senior Vice President, General Counsel and Secretary	2013	325,962	125,000	323,040	—	62,645	836,647
	2012	312,308	—	249,596	132,300	58,910	753,114
	2011	305,000	—	198,400	274,500	57,191	835,091

(1)	The amounts shown for Mr. Guest and Mr. Welch represent discretionary bonuses paid for fiscal 2013.

(2)
Amounts represent the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC 718-10-25. See Note 10 to our Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplemental Data.” The actual value realized by the Named Executive Officer with respect to stock awards will depend on the market value of our stock on the date the stock is sold.

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

(5)
Mr. Stamp joined the company as Senior Vice president and Chief Financial Officer (principal financial officer) on November 2, 2010. He left the company in October 2012, and Mr. Kuchenrither is now serving as Chief Financial Officer (principal financial officer). The amounts shown for fiscal 2012 and 2011 were paid to Mr. Kuchenrither in his capacity as President, Change Capital and later as Executive Vice President.

(6)
Mr. Brinkley also serves on the board of directors of Albemarle & Bond Holdings PLC, and in that capacity received approximately $120,000 in director fees during fiscal 2013. This amount is not included in the Summary Compensation Table, as the amount was paid by Albemarle & Bond, which is not controlled by EZCORP.

Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2013. For information about the plans under which these awards were granted, see the discussion under “Components of Compensation — Annual Incentive Bonus” and “Components of Compensation — Long-Term Incentives” in the Compensation Discussion and Analysis above.
Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Stock Awards: Number of Shares of Stock or Units (2)		Grant Date Fair Value (3)
Name	Grant Date	Threshold	Target	Maximum
Mr. Rothamel	10/1/2012	—	$1,950,000	$2,925,000	—		$—
Mr. Stamp	10/1/2012	—	232,500	348,750	—		—
Mr. Kuchenrither	10/1/2012	—	875,000	1,312,500
	1/2/2013				200,000	(4)	4,038,000
Mr. Brinkley	10/1/2012	—	1,950,000	2,925,000	—		—
Mr. Guest	10/1/2012	—	233,250	349,875
	1/2/2013				23,000	(5)	464,370
Mr. Welch	10/1/2012	—	195,750	293,625
	1/2/2013				16,000	(5)	323,040

(1)
The target amounts are the target awards under the fiscal 2013 Incentive Compensation Plan. They represent a specified percentage of the Named Executive Officer’s fiscal 2013 base salary. The threshold amount reflects the fact that no incentive plan awards were payable if the minimum financial and other specified incentive goals were not achieved. As discussed in “Components of Compensation — Annual Incentive Bonuses” in the Compensation Discussion and Analysis above, the Company did not achieve the specified business performance goals during fiscal 2013, and no annual incentive bonuses were paid under the fiscal 2013 Incentive Compensation Plan. See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above.

(2)	Represents the number of shares of restricted stock awarded in fiscal 2013. In the event of the holder’s death or disability, the vesting of unvested shares will be accelerated.

(3)	Represents the full grant date fair value of fiscal 2013 equity awards. This is the amount we will expense in our financial statements over the awards’ vesting schedules.

(4)	These shares vest over six years (one-third on October 1, 2014, one-third on October 1, 2016 and one-third on October 1, 2018), subject to the achievement of specified performance objectives.

(5)
These shares vest pro rata over three years (one-third on October 1, 2013, one-third on October 1, 2014 and the remaining one-third on the October 1, 2015), subject to the achievement of specified performance objectives.

The following table sets forth certain information about outstanding stock awards held by the Named Executive Officers as of the end of fiscal 2013. None of the Named Executive Officers holds any stock options.
Outstanding Equity Awards at Fiscal Year-End

		Stock Awards
		Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)
Name	Award Date
Mr. Rothamel	10/1/2010	200,000	(2)	$3,374,000
Mr. Stamp	—	—		—
Mr. Kuchenrither	10/1/2010	3,333	(3)	56,228
	10/3/2011	22,133	(3)	373,384
	1/2/2013	200,000	(4)	3,374,000
Mr. Brinkley	10/2/2006	270,000	(5)	4,554,900
	10/1/2010	200,000	(2)	3,374,000
Mr. Guest	8/1/2011	3,333	(6)	56,228
	10/3/2011	9,800	(7)	165,326
	1/2/2013	23,000	(8)	388,010
Mr. Welch	10/1/2010	3,333	(9)	56,228
	10/3/2011	6,133	(9)	103,464
	1/2/2013	16,000	(8)	269,920

(1)	Market value is based on the closing price of our Class A Non-Voting Common Stock on September 30, 2013, the last market trading day of the Company's fiscal year ($16.87).

(2)
These shares vest over six years (one-third on the second anniversary of the grant date, one-third on the fourth anniversary of the grant date and one-third on the sixth anniversary of the grant date), so long as, at each vesting date, the Company has achieved an average annual compounded growth rate in EBITDA of at least 5% when compared to the Company’s EBITDA for fiscal 2010. Any shares that do not vest as a result of the failure to attain the applicable performance goal will vest on the next succeeding vesting date so long as the performance goal for that succeeding vesting date has been attained. EBITDA for any fiscal year is calculated from the Company’s audited consolidated financial statements for such year, and shall be equal to the Company’s consolidated net income before interest, taxes, depreciation and amortization (with certain adjustments for extraordinary or one-time items).

(3)
These shares vest over three years (one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date), so long as, at each vesting date, the Company has achieved an average annual compounded growth rate in EBITDA of at least 5% when compared to the Company’s EBITDA for the completed fiscal year immediately preceding the grant date. Any shares that do not vest as a result of the failure to attain the applicable performance goal will vest on the next succeeding vesting date so long as the performance goal for that succeeding vesting date has been attained. On November 22, 2013, the Compensation Committee certified that the performance goal had been met for fiscal 2013, and the shares that were scheduled to vest in October 2013 have now vested.

(4)
These shares vest over six years (one-third on October 1, 2014, one-third on October 1, 2016 and one-third on the October 1, 2018), so long as, at each vesting date, the Company has achieved an average annual compounded growth rate in EBITDA of at least 5% when compared to the Company’s EBITDA for the completed fiscal year immediately preceding the grant date. Any shares that do not vest as a result of the failure to attain the applicable performance goal will vest on the next succeeding vesting date so long as the performance goal for that succeeding vesting date has been attained.

(5)	These shares are part of a total grant of 675,000 shares, that vest as follows:

•	20% on October 2, 2008 if the average EBITDA for fiscal 2007 and fiscal 2008 is at least 5% greater than the actual EBITDA for fiscal year 2006;

•	20% on October 2, 2010 if the average EBITDA for fiscal 2009 and fiscal 2010 is at least 10% greater than the actual EBITDA for fiscal year 2006;

•	20% on October 2, 2012 if the average EBITDA for fiscal 2011 and fiscal 2012 is at least 15% greater than the actual EBITDA for fiscal year 2006;

•	20% on October 2, 2014 if the average EBITDA for fiscal 2013 and fiscal 2014 is at least 20% greater than the actual EBITDA for fiscal year 2006; and

•	20% on October 2, 2016 if the average EBITDA for fiscal 2015 and fiscal 2016 is at least 25% greater than the actual EBITDA for fiscal year 2006.
Any shares that do not vest as a result of the failure to attain the applicable performance goal will vest on the next succeeding vesting date so long as the performance goal for that succeeding vesting date has been attained. Upon death or disability, vesting will occur immediately on a portion of the unvested shares calculated as follows: 10% of the originally granted shares multiplied by the number of full or partial years of service since the award date, plus 20% of the originally granted shares, less the number of shares previously vested. The performance goals for the first three vestings were achieved, and those shares (405,000) vested as described above. The amount shown represents the unvested shares as of the end of fiscal 2013, which are subject to performance-based vesting as described above.

(6)
These shares vest over three years (one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date). The vesting is not subject to the attainment of any performance goals, as these shares were awarded to Mr. Guest prior to his becoming an executive officer.

(7)
These shares vest over three years (one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date). The vesting is not subject to the attainment of any performance goals, as these shares were awarded to Mr. Guest prior to his becoming an executive officer. Of the unvested shares shown, 4,900 vested on October 3, 2013.

(8)
These shares vest over three years (one-third on October 1, 2013, one-third on October 1, 2014 and one-third on October 1, 2015), so long as, at each vesting date, the Company has achieved an average annual compounded growth rate in EBITDA of at least 5% when compared to the Company’s EBITDA for the completed fiscal year immediately preceding the grant date. Any shares that do not vest as a result of the failure to attain the applicable performance goal will vest on the next succeeding vesting date so long as the performance goal for that succeeding vesting date has been attained. On November 22, 2013, the Compensation Committee certified that the performance goal had been met for fiscal 2013, and the shares that were scheduled to vest in October 2013 have now vested.

(9)
These shares vest over three years (one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date), so long as, at each vesting date, the Company has achieved an average annual compounded growth rate in EBITDA of at least 5% when compared to the Company’s EBITDA for the completed fiscal year immediately preceding the grant date. Any shares that do not vest as a result of the failure to attain the applicable performance goal will vest on the next succeeding vesting date so long as the performance goal for that succeeding vesting date has been attained. On November 22, 2013, the Compensation Committee certified that the performance goal had been met for fiscal 2013, and the shares that were scheduled to vest in October 2013 have now vested.

Option Exercises and Stock Vested
The following table sets forth, with respect to each of the Named Executive Officers, certain information about option exercises and restricted stock vestings during fiscal 2013.

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting		Value Realized on Vesting (1)

Mr. Rothamel	125,000	(2)	$2,335,250
Mr. Stamp	5,534	(3)	97,232
Mr. Kuchenrither	24,400	(4)	467,008
Mr. Brinkley	235,000	(3)	4,128,950
Mr. Guest	8,233	(5)	173,300
Mr. Welch	16,400	(6)	343,748

(1)	Computed using the fair market value of the stock on the date of vesting.

(2)
Of the shares shown, 25,000 vested on October 1, 2012 (market value of $23.13 per share on the date of vesting), and 100,000 vested on November 20, 2012 (market value of $17.57 per share on the date of vesting) after it was determined that the applicable performance target had been achieved.

(3)	These shares vested on November 20, 2012 (market value of $17.57 per share on the date of vesting) after it was determined that the applicable performance target had been achieved.

(4)
Of the shares shown, 14,400 vested on November 20, 2012 (market value of $17.57 per share on the date of vesting) after it was determined that the applicable performance target had been achieved, and 10,000 vested on March 11, 2013 (market value of $21.40 per share on the date of vesting).

(5)
Of the shares shown, 4.900 vested on October 3, 2012 (market value of $22.77 per share on the date of vesting), and 3.333 vested on August 1, 2013 (market value of $18.52 per share on the date of vesting).

(6)
Of the shares shown, 10,000 vested on October 1, 2012 (market value of $23.13 per share on the date of vesting), and 6,400 vested on November 20, 2012 (market value of $17.57 per share on the date of vesting) after it was determined that the applicable performance target had been achieved.

Other Benefits and Perquisites
401(k) Retirement Plan — All employees are given an opportunity to participate in our 401(k) retirement savings plan (following a new-hire waiting period). This plan allows participants to have pre-tax amounts withheld from their pay and provides for a discretionary employer matching contribution (currently, a 25% match in the form of our Class A Non-voting Common Stock up to 6% of salary). Participants may invest their contributions in various fund options, but are prohibited from investing their contributions in our common stock. Prior to July 1, 2013, a participant vested in the matching contributions pro rata over their first five years of service. As of July 1, 2013, a participant vests in the matching contributions pro rata over their first three years of service. All of a participant’s matching contributions vest 100% in the event of the participant’s death or disability or the termination of the plan due to a change in control.
Supplemental Executive Retirement Plan — The Internal Revenue Code limits the amount of pre-tax savings that highly paid executives can contribute to the 401(k) plan. To offset some of the negative impact of these limitations on retirement savings and to encourage retention of key executives, we provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”). Company contributions to the SERP are formula-based, reviewed and recommended by management and approved by the Compensation Committee each year. Currently, our annual contributions to the SERP are calculated as a percentage of the sum of base salary plus target bonus, with that percentage being 9% for Senior Vice Presidents or above and 4% for Vice Presidents. The SERP has been designed to provide a potential replacement value of 10% to 20% of final pay for each participant, assuming that the individual remains with us and participates in the SERP for twenty years. There were 13 participants in the SERP during fiscal 2013.
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
The following table describes the contributions, earnings and balance at the end of fiscal 2013 for each of the Named Executive Officers:
Nonqualified Deferred Compensation

Named Executive Officer	Company Contributions in Fiscal 2013 (1)	Aggregate Earnings in Fiscal 2013 (2)	Aggregate Withdrawals/Distributions in Fiscal 2013	Aggregate Balance at September 30, 2013 (3)

Mr. Rothamel	$270,000	$42,760	$—	$1,026,807
Mr. Stamp	—	6,289	131,951	—
Mr. Kuchenrither	141,750	44,570	—	342,645
Mr. Brinkley	270,000	221,645	—	1,753,969
Mr. Guest	59,040	12,968	—	127,426
Mr. Welch	47,520	28,928	—	234,606

(1)	These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”

(2)	These amounts were not included in the Summary Compensation Table as the earnings were not in excess of market rates.

(3)
Of the Aggregate Balance at September 30, 2013, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $501,750 for Mr. Rothamel; $131,709 for Mr. Kuchenrither; and $1,019,188 for Mr. Brinkley. None of the amounts shown for Mr. Guest or Mr. Welch was previously reported in Summary Compensation Tables for prior years, as neither Mr. Guest nor Mr. Welch was a Named Executive Officer in those prior years. The amounts contributed for them in fiscal 2012 and fiscal 2011 are included in the “All Other Compensation” column for those years in the Summary Compensation Table above.

All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

Named Executive Officer	Year	Health Care Supplemental Insurance (1)	Value of Supplemental Life Insurance Premiums (2)	Company Contributions to Defined Contribution Plans (3)	Other Benefits (4)	Total

Mr. Rothamel	2013	$13,239	$1,404	$273,750	$7,120	$295,513
	2012	13,266	1,620	246,675	—	261,561
	2011	4,324	1,620	172,425	250	178,619
Mr. Stamp	2013	2,726	135	7,425	349,231	359,517
	2012	9,510	1,620	61,275	—	72,405
	2011	2,092	1,485	—	133,489	137,066
Mr. Kuchenrither	2013	11,280	1,404	141,750	—	154,434
	2012	6,294	1,620	70,875	—	78,789
	2011	3,828	1,620	60,834	272,242	338,524
Mr. Brinkley	2013	10,772	1,404	270,000	10,357	292,533
	2012	9,556	1,620	243,000	—	254,176
	2011	7,345	1,620	180,000	—	188,965
Mr. Guest	2013	2,480	1,394	59,040	7,757	70,671
	2012	427	1,580	46,800	38,482	87,289
	2011	—	135	—	5,360	5,495
Mr. Welch	2013	10,003	1,372	51,270	—	62,645
	2012	13,472	1,519	43,920	—	58,911
	2011	10,328	1,482	45,381	—	57,191

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

(3)	Includes the fiscal 2013 Company contributions to the 401(k) plan and the Supplemental Executive Retirement Plan.

(4)	The amount shown for Mr. Rothamel represents the aggregate amounts we paid to him associated with locating living accommodations in Miami.
The amount shown for Mr. Stamp ($349,231) represents the aggregate amount of severance payments that the Company agreed to pay Mr. Stamp in connection with the termination of his employment. The fiscal 2011 amount for Mr. Stamp ($133,489) represents the aggregate amounts we paid to him in connection with his relocation from Cincinnati, Ohio to Austin, Texas.
Mr. Kuchenrither joined the company in March 2010 and the amount shown represents a one-time bonus in the amount of $200,000 (plus tax gross-up in the amount of $71,924) paid in fiscal 2011 to assist him in the purchase of a home in Austin, Texas.
The amount shown for Mr. Brinkley represents the aggregate amounts we paid to him associated with his relocation to Miami.
The amounts shown for Mr. Guest represent the aggregate amounts we paid to him in connection with his relocation from Canada to Austin, Texas.

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

•
October 2, 2006 Restricted Stock Awards — On October 2, 2006, we granted a performance-based restricted stock award to Mr. Brinkley. As described in note (5) in the “Outstanding Equity Awards at Fiscal Year-End” table under “Incentive Plan Based Awards” above, Mr. Brinkley’s remaining unvested shares will continue to vest over the next three years (subject to the achievement of the specified EBITDA targets), but vesting may be accelerated upon termination of employment in the following circumstances:

•	If Mr. Brinkley resigns for “good reason” or if Mr. Brinkley’s employment is terminated by us without cause, then vesting of all unvested shares will be accelerated to the date of termination.

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

The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2013.

	Salary	Incentive Bonus	Aggregate Healthcare Payments (1)	Accelerated Vesting of Restricted Stock (2)	Accelerated Vesting of SERP Balance
Resignation for Good Reason:
Paul E. Rothamel	$1,000,000	$—	$37,539	$—	$—
Mark Kuchenrither	—	—	—	—	—
Sterling B. Brinkley	—	—	—	7,928,900	—
Barry W. Guest	—	—	—	—	—
Thomas H. Welch, Jr.	—	—	—	—	—
Termination Without Cause:
Paul E. Rothamel	1,000,000	1,950,000	37,539	—	—
Mark Kuchenrither	700,000	—	—	—	—
Sterling B. Brinkley	—	—	—	7,928,900	—
Barry W. Guest	410,000	—	—	—	—
Thomas H. Welch, Jr.	—	—	—	—	—
Death or Disability:
Paul E. Rothamel	1,000,000	—	37,539	3,374,000	613,312
Mark Kuchenrither	—	—	—	3,803,611	255,139
Sterling B. Brinkley	—	—	—	4,259,675	613,034
Barry W. Guest	—	—	—	609,564	106,928
Thomas H. Welch, Jr.	—	—	—	429,611	115,706

(1)	Represents the aggregate amount of the payments to be made to allow continuation of healthcare benefits, plus the related tax gross-up payments (if applicable).

(2)	Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 30, 2013 ($16.87).
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
Director Compensation
Each non-employee director receives a basic annual retainer fee, with the chair of the Audit Committee, the chair of the Compensation Committee and the Lead Director each receiving an additional amount. During fiscal 2013, the basic annual retainer fee was $80,000, and additional amounts paid to the chair of the Audit Committee, the chair of the Compensation Committee and the Lead Director were $20,000, $15,000 and $50,000, respectively. Annual retainer fees are paid in cash on a quarterly basis. The non-employee director compensation for fiscal 2014 will be the same as that for fiscal 2013.
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
The following table sets forth the compensation paid to our non-employee directors for fiscal 2013. Mr. Brinkley and Mr. Rothamel are executive officers of the company and do not receive any additional compensation for serving on the Board of Directors.

Director	Fees Earned or Paid in Cash	Restricted Stock Awards (1)	Total

Joseph J. Beal	$95,000	$150,345	$245,345
Pablo Lagos Espinosa	80,000	150,345	230,345
John Farrell	80,000	150,345	230,345
William C. Love	100,000	150,345	250,345
Thomas C. Roberts	130,000	150,345	280,345

(1)
Amounts represent the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC 718-10-25. See Note 10 to our Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplemental Data.” The actual value realized by the director with respect to stock awards will depend on the market value of our stock on the date the stock is sold.

On October 1, 2012, each non-employee director received a grant of 6,500 shares of restricted stock, vesting over a two-year period (50% on the first anniversary of the date of grant and 50% on the second anniversary of the date of grant). The values shown above were computed using the closing price of our Class A Non-Voting Common Stock on October 1, 2012 ($23.13).
At September 30, 2013, each of the non-employee directors held 9,100 shares of restricted stock.
Our non-employee directors serve, at the request of EZCORP, on the boards of our affiliates or subsidiaries and in that capacity earn director fees, paid in cash, from those other companies. During fiscal 2013, those other company director fees earned by our non-employee directors were: Mr. Beal, $81,127 from Cash Converters International Limited; Mr. Lagos, $70,794 from Grupo Finmart; Mr. Farrell, $69,174 from Albemarle & Bond Holdings PLC; Mr. Love, $81,127 from Cash Converters International Limited; and Mr. Roberts, $69,174 from Albemarle & Bond Holdings PLC and $15,689 from Grupo Finmart.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
Stockholders have approved the 2010 Long-Term Incentive Plan, which we currently use for stock incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units or performance shares. Although options and restricted stock are still outstanding under the 2003 and 2006 Incentive Plans, no shares are available for future awards. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plans as of September 30, 2013.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a) (1)	(b)	(c)
Equity compensation plans approved by security holders	100	$2.95	421,187
Equity compensation plans not approved by security holders	—	—	—
Total	100	$2.52	421,187
_____________________________

(1)	Excludes 1,205,313 shares of restricted stock that were outstanding at September 30, 2013.

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of October 31, 2013 for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers (other than Mr. Stamp, who is no longer with the company), and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-Voting Common Stock				Class B Voting Common Stock
Beneficial Owner	Number		Percent		Number	Percent
MS Pawn Limited Partnership (a) MS Pawn Corporation Phillip Ean Cohen 1901 Capital Parkway Austin, Texas 78746	2,974,047	(b)	5.48%	(b)	2,970,171	100%	100%
FMR LLC 245 Summer Street Boston, MA 02110	7,240,635	(c)	13.35%		—	—	—
Blackrock, Inc. 40 East 52nd Street New York, New York 10022	4,742,129	(d)	8.74%		—	—	—
Manulife Financial Corporation 200 Bloor Street East Toronto, ON Canada M4W IE5	2,893,142	(e)	5.34%		—	—	—
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, Pennsylvania 19355	2,776,485	(f)	5.12%		—	—	—
Sterling B. Brinkley	811,562	(g)	1.58%		—	—	—
Paul E. Rothamel	82,207	(h)	(i)		—	—	—
Joseph J. Beal	20,950	(k)	(i)		—	—	—
Pablo Lagos Espinosa	14,450	(k)	(i)		—	—	—
John Farrell	8,450	(k)	(i)		—	—	—
William C. Love	27,450	(k)	(i)		—	—	—
Thomas C. Roberts	29,450	(k)	(i)		—	—	—
Mark Kuchenrither	34,734	(j)	(i)		—	—	—
Barry Guest	14,647	(l)	(i)		—	—	—
Thomas H. Welch, Jr.	33,852	(m)	(i)		—	—	—
Directors and executive officers as a group (15 persons) (o)	1,126,279	(n)	2.19%		—	—	—

(a)
MS Pawn Corporation is the general partner of MS Pawn Limited Partnership and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation.

(b)	The number of shares and percentage reflect Class A Common Stock, inclusive of Class B Common Stock, shares of which are convertible to Class A Common Stock on a one-to-one basis.

(c)	Based on the Form 13F filed by FMR LLC on November 14, 2013.

(d)	Based on the Forms 13F filed by various Blackrock managers on November 12, 2013.

(e)	Based on the Form 13F filed by The Manufacturers Life Insurance Company on November 14, 2013

(f)	Based on the Forms 13F filed by The Vanguard Group, Inc. on November 7, 2013.

(g)	Does not include 470,000 shares of unvested restricted stock.

(h)	Includes 270 shares held through the company's 401 (k) retirement savings plan. Does not include 200,000 shares of unvested restricted stock.

(i)	Shares beneficially owned do not exceed one percent of Class A Common Stock, inclusive of Class B Common Stock.

(j)	Includes 14,400 shares of restricted stock that vested in November 2013. Does not include 211,066 shares of unvested restricted stock.

(k)	Does not include 9,100 shares of unvested restricted stock.

(l)	Includes 7,667 shares of restricted stock that vested in November 2013. Does not include 23,566 shares of unvested restricted stock.

(m)
Includes 11,734 shares of restricted stock that vested in November 2013 and 270 shares held through the company's 401(k) retirement savings plan. Does not include 13,732 shares of unvested restricted stock.

(n)	Group includes those persons who were serving as directors and executive officers on October 31, 2013.

(o)	Includes 57,922 shares of restricted stock that vested in November 2013. Does not include 1,040,617 shares of unvested restricted stock.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
Agreement with Madison Park
On October 9, 2013, we entered into an agreement to extend the Company's engagement with Madison Park, LLC ("Madison Park"), a business and financial advisory firm wholly owned by Phillip E. Cohen, the beneficial owner of all of EZCORP’s outstanding Class B Voting Common Stock, on the same terms and conditions, including those relating to fees and expenses, as applicable to the fiscal 2013 engagement.
Summary of Terms — The advisory services agreement is effective as of October 1, 2013, and the term of the engagement runs through September 30, 2014. Either party may terminate the agreement at any time on 30 days’ written notice to the other party.
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

With those measures, the Audit Committee evaluated and considered the following information, among other things:

•
The committee’s financial advisor prepared, and presented to the committee, a report that analyzed numerous separate comparable public company advisory engagements. That report described the structure of the contracted fee and compared the amount of the fee to various financial metrics such as revenues and EBITDA.

•
The committee considered whether EZCORP continues to need services provided by Madison Park and whether there were alternative sources for those services. The committee concluded that the services provided by Madison Park under previous contracts, including the fiscal 2013 engagement, had been essential to the company’s growth and diversification of its business and that these types of services would be critical to continue that successful growth and diversification. Further, the committee concluded that, given the current challenging market environment, the advice, counsel and guidance provided by Madison Park, as well as Madison Park's contacts and perspectives on financing transactions, capital deployment strategies and strategic acquisition opportunities, would be critical to shaping and executing EZCORP’s strategic plans, both short-term and long-term.

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

•
The committee considered a multi-year, performance-based arrangement, but ultimately concluded that an extension of the fiscal 2013 fixed-fee arrangement was in the best interests of the company at this time.

•
In the context of an analysis of the historical and proposed fee amounts compared with the company’s historical and projected financial results, as well as the analytical data provided by the committee’s financial advisor, the committee considered whether the proposed retainer fee was appropriate, given the company’s need for the services and Madison Park’s unique ability to provide them. The committee observed that the amount of the proposed fee generally fell within the ranges indicated by the comparable data, albeit at the upper portions of those ranges. Given the unique expertise provided by Madison Park and the company’s need for that unique expertise, the committee concluded that a fee in the upper portions of the comparable ranges was justified, particularly given the strategic challenges facing the company over the next year. The committee considered that the Company's EBITDA performance over the past year had been adversely affected by factors beyond management's control (specifically, the continued challenging gold environment) and the Company's decision to invest in future growth opportunities, and noted that the need to formulate and execute strategic plans to address and adapt to those continuing challenges created a continued, if not enhanced, need for the unique expertise and services provided by Madison Park.

•
After thorough discussion and analysis, the committee concluded that, under reasonable analytical methodologies, the proposed fee appeared to be within the range indicated by the comparative data, particularly when the Company’s unique needs and Madison Park’s unique abilities were considered.

After consideration and discussion of this information and other factors, the information and fairness opinion provided by its independent financial advisory firm and the relationships and the interests of Mr. Cohen, the Audit Committee concluded that the proposed advisory services agreement for fiscal 2014 was fair to, and in the best interests of, EZCORP and its stockholders and, on that basis, approved the engagement of Madison Park pursuant to the advisory services agreement.
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
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
During early fiscal 2013, the Audit Committee of the Board of Directors of the Company completed a competitive process to the review the appointment of the Company's independent registered public accounting firm for the fiscal year ending September 30, 2013. As a result of this process, on December 3, 2012 the Audit Committee selected Deloitte & Touche LLP as the Company's independent registered public accounting firm for the fiscal year ended September 30, 2013. In addition to retaining Deloitte & Touche LLP to audit our consolidated financial statements, we engage the firm from time to time to perform other services.
BDO USA, LLP is a registered public accounting firm and was our independent auditor from 2004 through 2012. In addition to retaining BDO USA, LLP to audit our consolidated financial statements, we engage the firm from time to time to perform other services.
The following table presents all fees we incurred in connection with professional services provided by Deloitte & Touche LLP for fiscal 2013 and by BDO USA, LLP for fiscal 2012:

	Year Ended September 30,
	2013	2012
Audit fees:
Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act	$820,019	$557,417
Quarterly reviews and other audit fees	240,000	144,568
Total audit fees	1,060,019	701,985
Audit related fees (a)	121,905	67,105
Tax Fees	88,085	—
Total fees for services	$1,270,009	$769,090
_____________________________

(a)	Audit related fees consist of consultations and the audit of our 401(k) retirement savings plan.

The amounts shown for fiscal 2013 include our estimated costs for the fiscal 2013 integrated audit, for which we have not yet received final billings. Included in the amounts for fiscal 2013 above is a $30,769 increase of fees related to the fiscal 2012 integrated audit, as our actual billings exceeded the previously estimated costs. Included in the amounts for fiscal 2012 above is a $37,583 reduction of fees related to the fiscal 2011 integrated audit, as our previously estimated costs exceeded total billings.
The Audit Committee of our Board of Directors has adopted a policy requiring its pre-approval of all fees to be paid to our independent audit firm, regardless of the type of service. All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP and BDO USA, LLP, as the case may be, was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II — Item 8 — Financial Statements and Supplementary Data”:

•	Report of Independent Registered Public Accounting Firm (2013) - Deloitte & Touche LLP

•	Report of Independent Registered Public Accounting Firm (2012 & 2011) - BDO USA, LLP

•	Consolidated Balance Sheets as of September 30, 2013 and 2012

•	Consolidated Statements of Operations for each of the three years in the period ended September 30, 2013

•	Consolidated Statements of Comprehensive Income for each of the three years in the period ended September 30, 2013

•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2013

•	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2013

•	Notes to Consolidated Financial Statements.
Exhibits
The following exhibits are filed with, or incorporated by reference into, this report.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)
4.1
Specimen of Class A Non-voting Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 effective August 23, 1991, Commission File No. 33-41317)

4.2	Description of EZCORP, Inc. Class A Non-Voting Comon Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)
10.1
Credit Services and Loan Administration Agreement, dated April 11, 2006, between Texas EZPAWN, L.P. and NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.2
Guaranty, dated April 11, 2006, from EZCORP, Inc. to NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.3
Credit Services Organization and Lender Agreement, dated April 12, 2006, between Texas EZMONEY, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.4
Credit Services Organization and Lender Agreement, dated November 9, 2005, between Texas EZPAWN, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.100 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.5
Credit Agreement, dated as of May 10, 2011, among EZCORP, Inc. (as Borrower), certain domestic subsidiaries of the Borrower from time to time party thereto (as Guarantors), the Lenders party thereto, and Wells Fargo Bank, National Association (as Administrative Agent) and BBVA Compass Bank (as Syndication Agent) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2011, Commission File No. 0-19424)

10.6
Assumption Agreement, dated as of October 1, 2013, by and between EZMergeco, Inc. and EZCORP, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)

10.7
Advisory Services Agreement, effective October 1, 2012, between the Company and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2012, Commission File No. 0-19424)

10.8
Letter Agreement, dated October 9, 2013, between EZCORP, Inc. and Madison Park, LLC extending the engagement of Madison Park through September 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 9, 2013, Commission File No. 0-19424)

10.9*
EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.10*	EZCORP, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, Commission File No. 0-19424)
10.11*
Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 effective May 19, 2010, Commission File No. 333-166950)

10.12*
Amended and Restated EZCORP, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 28, 2012, Commission File No. 0-19424).

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

21.1†	Subsidiaries of EZCORP, Inc.
23.1†	Consent of BDO USA, LLP
23.2†	Consent of Deloitte & Touche LLP
31.1†	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Mark Kuchenrither, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
†††
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013, and September 30, 2012; (ii) Consolidated Statements of Operations for the years ended September 30, 2013, September 30, 2012 and September 30, 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2013, September 30, 2012 and September 30, 2011; Consolidated Statements of Cash Flows for the for the years ended September 30, 2013, September 30, 2012 and September 30, 2011; Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2013, September 30, 2012 and September 30, 2011; and (iv) Notes to Consolidated Financial Statements.

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

Signature	Title	Date

/s/ Sterling B. Brinkley	Chairman of the Board	November 26, 2013
Sterling B. Brinkley

/s/ Paul E. Rothamel	President, Chief Executive Officer and Director	November 26, 2013
Paul E. Rothamel	(principal executive officer)

/s/ Joseph J. Beal	Director	November 26, 2013
Joseph J. Beal

	Director	November 26, 2013
Pablo Lagos Espinosa

/s/ John Farrell	Director	November 26, 2013
John Farrell

/s/ William C. Love	Director	November 26, 2013
William C. Love

/s/ Thomas C. Roberts	Director	November 26, 2013
Thomas C. Roberts

/s/ Mark E. Kuchenrither	Executive Vice President and Chief Financial Officer (principal financial officer)	November 26, 2013
Mark E. Kuchenrither

/s/ Jeffrey S. Byal	Senior Vice President and Chief Accounting Officer (principal accounting officer)	November 26, 2013
Jeffrey S. Byal

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)
3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)
4.1
Specimen of Class A Non-voting Common Stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 effective August 23, 1991, Commission File No. 33-41317)

4.2	Description of EZCORP, Inc. Class A Non-Voting Comon Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)
10.1
Credit Services and Loan Administration Agreement, dated April 11, 2006, between Texas EZPAWN, L.P. and NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.2
Guaranty, dated April 11, 2006, from EZCORP, Inc. to NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.3
Credit Services Organization and Lender Agreement, dated April 12, 2006, between Texas EZMONEY, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.4
Credit Services Organization and Lender Agreement, dated November 9, 2005, between Texas EZPAWN, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.100 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.5
Credit Agreement, dated as of May 10, 2011, among EZCORP, Inc. (as Borrower), certain domestic subsidiaries of the Borrower from time to time party thereto (as Guarantors), the Lenders party thereto, and Wells Fargo Bank, National Association (as Administrative Agent) and BBVA Compass Bank (as Syndication Agent) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2011, Commission File No. 0-19424)

10.6
Assumption Agreement, dated as of October 1, 2013, by and between EZMergeco, Inc. and EZCORP, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)

10.7
Advisory Services Agreement, effective October 1, 2012, between the Company and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2012, Commission File No. 0-19424)

10.8
Letter Agreement, dated October 9, 2013, between EZCORP, Inc. and Madison Park, LLC extending the engagement of Madison Park through September 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 9, 2013, Commission File No. 0-19424)

10.9*
EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.10*	EZCORP, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, Commission File No. 0-19424)
10.11*
Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 effective May 19, 2010, Commission File No. 333-166950)

10.12*
Amended and Restated EZCORP, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 28, 2012, Commission File No. 0-19424).

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

21.1†	Subsidiaries of EZCORP, Inc.
23.1†	Consent of BDO USA, LLP

23.2†	Consent of Deloitte & Touche LLP
31.1†	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Mark Kuchenrither, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
†††
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2013, and September 30, 2012; (ii) Consolidated Statements of Operations for the years ended September 30, 2013, September 30, 2012 and September 30, 2011; (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2013, September 30, 2012 and September 30, 2011;Consolidated Statements of Cash Flows for the for the years ended September 30, 2013, September 30, 2012 and September 30, 2011; Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2013, September 30, 2012 and September 30, 2011; and (iv) Notes to Consolidated Financial Statements.