Form 10-Q
period 2013-12-31
EZCORP INC
filed 2014-02-07
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
As of December 31, 2013, 51,389,307 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Supplementary Data (unaudited)

EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012	September 30, 2013
	(in thousands)

Assets:
Current assets:
Cash and cash equivalents	$38,486	$46,668	$36,317
Restricted cash	4,019	1,133	3,312
Pawn loans	153,421	162,150	156,637
Consumer loans, net	82,807	40,470	64,515
Pawn service charges receivable, net	30,842	31,077	30,362
Consumer loan fees and interest receivable, net	40,181	34,073	36,588
Inventory, net	142,711	120,271	145,200
Deferred tax asset	13,825	15,716	13,825
Income tax receivable	7,268	—	16,105
Prepaid expenses and other assets	42,895	50,394	34,217
Total current assets	556,455	501,952	537,078
Investments in unconsolidated affiliates	97,424	144,232	97,085
Property and equipment, net	114,539	114,082	116,281
Restricted cash, non-current	2,742	1,994	2,156
Goodwill	434,835	434,671	433,300
Intangible assets, net	65,178	59,562	61,872
Non-current consumer loans, net	60,750	66,615	69,991
Deferred tax asset	7,521	—	8,214
Other assets, net	29,685	19,198	24,105
Total assets (1)	$1,369,129	$1,342,306	$1,350,082

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$16,737	$27,562	$30,436
Current capital lease obligations	533	533	533
Accounts payable and other accrued expenses	77,619	70,829	79,967
Other current liabilities	11,106	24,396	22,337
Customer layaway deposits	5,782	6,254	8,628
Income taxes payable	—	659	—
Total current liabilities	111,777	130,233	141,901
Long-term debt, less current maturities	235,289	207,978	215,939
Long-term capital lease obligations	253	771	391
Deferred tax liability	—	10,815	—
Deferred gains and other long-term liabilities	22,938	31,019	21,932
Total liabilities (2)	370,257	380,816	380,163
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	57,578	49,323	55,393
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; 56 million shares authorized; issued and outstanding: 51,389,307 and 51,196,870 at December 31, 2013 and 2012; and 51,269,434 at September 30, 2013	513	508	513
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	321,623	313,126	320,777
Retained earnings	622,449	596,520	599,880
Accumulated other comprehensive (loss) income	(3,321)	1,983	(6,674)
EZCORP, Inc. stockholders’ equity	941,294	912,167	914,526
Total liabilities and stockholders’ equity	$1,369,129	$1,342,306	$1,350,082
Assets and Liabilities of Grupo Finmart Securitization Trust
(1) Our consolidated assets as of December 31, 2013, December 31, 2012 and September 30, 2013 include the following assets of Grupo Finmart's securitization trust that can only be used to settle its liabilities: Restricted cash, non-current, $2.7 million and $2.0 million as of December 31, 2013 and December 31, 2012, respectively, and $2.2 million as of September 30, 2013; Consumer loans, net, $34.1 million and $35.1 million as of December 31, 2013 and December 31, 2012, respectively, and $33.9 million as of September 30, 2013; Consumer loan fees and interest receivable, net, $7.1 million and $8.5 million as of December 31, 2013 and December 31, 2012, respectively, and $7.3 million as of September 30, 2013; Intangible assets, net, $2.0 million and $3.1 million as of December 31, 2013 and December 31, 2012, respectively, and $2.1 million as of September 30, 2013; and total assets, $45.9 million and $48.7 million as of December 31, 2013 and December 31, 2012, respectively, and $45.5 million as of September 30, 2013.
(2) Our consolidated liabilities as of December 31, 2013, December 31, 2012 and September 30, 2013 include $32.1 million, $32.3 million, and $32.0 million, respectively, of long-term debt for which the creditors of Grupo Finmart's securitization trust do not have recourse to EZCORP, Inc.
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2013	2012
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$105,587	$94,604
Jewelry scrapping sales	27,703	44,709
Pawn service charges	64,133	65,400
Consumer loan fees and interest	66,329	63,134
Other revenues	5,605	4,814
Total revenues	269,357	272,661
Merchandise cost of goods sold	63,588	54,945
Jewelry scrapping cost of goods sold	20,020	31,305
Consumer loan bad debt	18,432	13,521
Net revenues	167,317	172,890
Operating expenses:
Operations	112,769	103,285
Administrative	15,745	13,671
Depreciation	7,466	6,560
Amortization	1,940	714
(Gain) loss on sale or disposal of assets	(6,290)	29
Total operating expenses	131,630	124,259
Operating income	35,687	48,631
Interest expense, net	4,332	3,637
Equity in net income of unconsolidated affiliates	(1,271)	(5,038)
Other income	(168)	(501)
Income from continuing operations before income taxes	32,794	50,533
Income tax expense	9,881	16,672
Income from continuing operations, net of tax	22,913	33,861
Income (loss) from discontinued operations, net of tax	1,482	(1,706)
Net income	24,395	32,155
Net income from continuing operations attributable to redeemable noncontrolling interest	1,826	1,438
Net income attributable to EZCORP, Inc.	$22,569	$30,717

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.39	$0.62
Discontinued operations	0.03	(0.03)
Basic earnings per share	$0.42	$0.59

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.39	$0.62
Discontinued operations	0.03	(0.03)
Diluted earnings per share	$0.42	$0.59

Weighted average shares outstanding:
Basic	54,332	52,049
Diluted	54,362	52,112

Net income from continuing operations attributable to EZCORP, Inc.	$21,087	$32,423
Income (loss) from discontinued operations attributable to EZCORP, Inc.	1,482	(1,706)
Net income attributable to EZCORP, Inc.	$22,569	$30,717
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Net income	$24,395	$32,155
Other comprehensive income (loss):
Foreign currency translation gain	4,716	3,468
Gain (loss) on effective portion of cash flow hedge:
Other comprehensive loss before reclassifications	(346)	—
Amounts reclassified from accumulated other comprehensive income	245	—
Unrealized holding loss arising during period	(9)	(43)
Income tax expense	(894)	(1,980)
Other comprehensive income, net of tax	3,712	1,445
Comprehensive income	$28,107	$33,600
Attributable to redeemable noncontrolling interest:
Net income	1,826	1,438
Foreign currency translation gain (loss)	359	(651)
Comprehensive income attributable to redeemable noncontrolling interest	2,185	787
Comprehensive income attributable to EZCORP, Inc.	$25,922	$32,813
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Operating Activities:
Net income	$24,395	$32,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,363	7,652
Consumer loan loss provision	11,350	7,990
Deferred income taxes	693	2,214
Other adjustments	344	—
(Gain) loss on sale or disposal of assets	(6,422)	29
Gain on sale of loan portfolio	(4,543)	—
Stock compensation	1,236	925
Income from investments in unconsolidated affiliates	(1,271)	(5,038)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(2,292)	(5,192)
Inventory, net	(385)	(11,908)
Prepaid expenses, other current assets, and other assets, net	(15,933)	(17,727)
Accounts payable and accrued expenses	(8,022)	9,323
Customer layaway deposits	(2,853)	(1,077)
Deferred gains and other long-term liabilities	335	83
Tax provision (benefit) from stock compensation	390	(346)
Income taxes receivable/payable	8,472	9,830
Dividends from unconsolidated affiliates	2,597	1,595
Net cash provided by operating activities	17,454	30,508
Investing Activities:
Loans made	(232,294)	(231,067)
Loans repaid	150,206	142,250
Recovery of pawn loan principal through sale of forfeited collateral	64,776	73,264
Additions to property and equipment	(5,615)	(8,906)
Acquisitions, net of cash acquired	(10,395)	(12,278)
Investments in unconsolidated affiliates	—	(11,018)
Proceeds from sale of assets	28,980	—
Net cash used in investing activities	(4,342)	(47,755)
Financing Activities:
Tax provision (benefit) from stock compensation	(389)	346
Taxes paid related to net share settlement of equity awards	—	(3,431)
Debt issuance costs	(3,080)	—
Payout of deferred and contingent consideration	(11,500)	—
Change in restricted cash	(1,263)	2,298
Proceeds from revolving line of credit	80,887	80,125
Payments on revolving line of credit	(74,908)	(61,852)
Proceeds from bank borrowings	16,703	1,159
Payments on bank borrowings and capital lease obligations	(17,496)	(3,023)
Net cash (used in) provided by financing activities	(11,046)	15,622
Effect of exchange rate changes on cash and cash equivalents	103	(184)
Net increase (decrease) in cash and cash equivalents	2,169	(1,809)
Cash and cash equivalents at beginning of period	36,317	48,477
Cash and cash equivalents at end of period	$38,486	$46,668

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$63,256	$69,370
Issuance of common stock due to acquisitions	$—	$38,647
Deferred consideration	$5,350	$24,000
Contingent consideration	$4,792	$4,792
Stock issued for additional investment in subsidiary	$—	$7,981
Accrued additions to property and equipment	$122	$2,100
Note receivable from sale of assets	$1,000	$—
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value
	(in thousands)
Balances at September 30, 2012	51,226	$512	$268,626	$565,803	$(113)	$834,828
Stock compensation	—	—	925	—	—	925
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,423)	—	85	(2,338)
Release of restricted stock	384	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	346	—	—	346
Taxes paid related to net share settlement of equity awards	—	—	(3,431)	—	—	(3,431)
Unrealized loss on available-for-sale securities	—	—	—	—	(28)	(28)
Foreign currency translation adjustment	—	—	—	—	2,039	2,039
Net income attributable to EZCORP, Inc.	—	—	—	30,717	—	30,717
Balances at December 31, 2012	54,167	$538	$313,126	$596,520	$1,983	$912,167

Balances at September 30, 2013	54,240	$543	$320,777	$599,880	$(6,674)	$914,526
Stock compensation	—	—	1,236	—	—	1,236
Release of restricted stock	120	—	—	—	—	—
Tax deficiency of stock compensation	—	—	(390)	—	—	(390)
Effective portion of cash flow hedge	—	—	—	—	(101)	(101)
Unrealized loss on available-for-sale securities	—	—	—	—	(6)	(6)
Foreign currency translation adjustment	—	—	—	—	3,460	3,460
Net income attributable to EZCORP, Inc.	—	—	—	22,569	—	22,569
Balances at December 31, 2013	54,360	$543	$321,623	$622,449	$(3,321)	$941,294
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
December 31, 2013

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
The accompanying financial statements should be read with the Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2013. The balance sheet at September 30, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our business is subject to seasonal variations, and operating results for the three months ended December 31, 2013 (the "current quarter") are not necessarily indicative of the results of operations for the full fiscal year.
The consolidated financial statements include the accounts of EZCORP, Inc. ("EZCORP") and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. As of December 31, 2013, we own 60% of the outstanding equity interests in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), doing business under the brands "Crediamigo" and "Adex," and 51% of Renueva Comercial S.A.P.I. de C.V. ("TUYO"), and therefore, include their results in our consolidated financial statements. We account for our investments in Albemarle & Bond Holdings, PLC ("Albemarle & Bond") and Cash Converters International Limited ("Cash Converters International") using the equity method. Certain prior period balances have been reclassified to conform to the current presentation and to reflect adjustments to purchase price allocations that were updated as additional information became available.
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2013.
Recently Adopted Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2013-11, Income Taxes (Topic 740)—Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. This update provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This update applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-03 did not have a material effect on our financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update, requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update requires entities to apply the amendments for periods beginning after December 15, 2012 and interim periods within those annual periods and to provide the required disclosures for all reporting periods presented. The adoption of ASU 2013-02 did not have a material effect on our financial position, results of operations or cash flows.

In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405)—Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date (except for obligations addressed within existing guidance in U.S. GAAP). Examples of obligations within the scope of ASU 2013-04 include debt arrangements, other contractual obligations and settled litigation and judicial rulings. ASU 2013-04 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 did not have a material effect on our financial position, results of operations or cash flows.
In March 2013, the FASB issued ASU 2013-05, Foreign Currency Matters (Topic 830) — Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force). This update applies to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity, or no longer holds a controlling financial interest in a subsidiary or group of assets that is a business (other than a sale of in substance real estate or conveyance of oil and gas mineral rights) within a foreign entity. ASU 2013-05 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-05 did not have a material effect on our financial position, results of operations or cash flows.
NOTE 2: DISCONTINUED OPERATIONS
During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores (all of which were in operation at December 31, 2012) in a variety of locations. These stores were generally older, smaller stores that did not fit our future growth profile.
Store closures as discontinued operations included:

▪
57 stores in Mexico, 52 of which were small, jewelry-only asset group formats. We will continue to operate our full-service store-within-a-store ("SWS") locations under the Empeño Fácil brand, and expect to continue our storefront growth in Mexico.

▪
29 stores in Canada, where we were in the process of transitioning to an integrated buy/sell and financial services model under the Cash Converters brand. The affected asset group consisted of stores that were not optimal for that model because of location or size. We will continue to operate full-service buy/sell and financial services center stores under the Cash Converters brand in Canada and the United States.

▪	20 financial services stores in Dallas, Texas and the State of Florida, where we exited both locations primarily due to onerous regulatory requirements.

▪	One jewelry-only concept store, which was our only jewelry-only store in the United States.
Due to discontinued operations, we incurred charges in the fiscal year ended September 30, 2013 for lease termination costs, asset and inventory write-downs to net realizable liquidation value, uncollectible receivables, and employee severance costs. During the first quarter ended December 31, 2013, we recorded $2.6 million of pre-tax gains related to these termination costs, primarily lease terminations of $1.8 million, as negotiated amounts were lower than the initial lease buyout estimates recorded in the prior year, and inventory write-downs of $0.6 million. These gains have been recorded as part of income from discontinued operations in our first quarter ended December 31, 2013 condensed consolidated statement of operations.
As of December 31, 2013 accrued severance and lease termination costs related to discontinued operations were $3.8 million. This amount is included in accounts payable and accrued liabilities in our condensed consolidated balance sheets. During the first quarter ended December 31, 2013, $1.7 million in cash payments were made with regard to the recorded termination costs.

Discontinued operations in the three-month periods ended December 31, 2013 and 2012 include $2.6 million and $4.5 million of total revenues, respectively.

The table below summarizes the operating losses from discontinued operations by operating segment:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
U.S. & Canada
Net revenues	$185	$1,514
Operating expenses	287	3,133
Operating loss from discontinued operations before taxes	(102)	(1,619)
Total termination gain related to the reorganization	(640)	—
Income (loss) from discontinued operations before taxes	538	(1,619)
Income tax benefit	111	105
Income (loss) from discontinued operations, net of tax	$649	$(1,514)

Latin America
Net revenues	$(335)	$948
Operating expenses	390	1,222
Operating loss from discontinued operations before taxes	(725)	(274)
Total termination gain related to the reorganization	(1,917)	—
Income (loss) from discontinued operations before taxes	1,192	(274)
Income tax (provision) benefit	(359)	82
Income (loss) from discontinued operations, net of tax	$833	$(192)

Consolidated
Net revenues	$(150)	$2,462
Operating expenses	677	4,355
Operating loss from discontinued operations before taxes	(827)	(1,893)
Total termination gain related to the reorganization	(2,557)	—
Income (loss) from discontinued operations before taxes	1,730	(1,893)
Income tax (provision) benefit	(248)	187
Income (loss) from discontinued operations, net of tax	$1,482	$(1,706)

All revenue, expense and income reported in these condensed consolidated financial statements have been adjusted to reflect reclassification of all discontinued operations.

NOTE 3: ACQUISITIONS
On November 29, 2013, Grupo Finmart acquired an unsecured long-term consumer loan portfolio for approximately $15.7 million. This transaction was accounted for as an asset purchase. Refer to Note 13 for further detail.
During the first quarter ended December 31, 2013, we had no acquisitions accounted for as a business combination.
Go Cash
On November 20, 2012, we entered into a definitive agreement with Go Cash, LLC and certain of its affiliates ("Go Cash" or "EZCORP Online") to acquire substantially all the assets of Go Cash's online lending business. This acquisition of assets was completed on December 20, 2012 and accounted for as a business combination. No liabilities were assumed other than trade payables and accounts payable incurred prior to closing in the ordinary course of business, which were approximately $0.2 million.
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
The total purchase price is performance-based and will be determined over a period of four years following the closing. The total consideration of $55.6 million includes the performance consideration element, which is based on the net income generated by the "Post-Closing Business Unit" (which includes all of our online consumer lending business). Within a specified period after the end of each of the first four years following the closing, we will make a contingent supplemental payment equal to the difference between (a) the adjusted net income for such year, multiplied by 6.0, and (b) all consideration payments previously paid. Each payment may be made, in our sole discretion, in cash or in the form of shares of EZCORP Class A Non-Voting Common Stock. A minimum of $50.8 million will be paid, of which $27.8 million was paid at closing, $6.0 million was paid on November 12, 2013, $5.0 million was paid on December 19, 2013 and the remaining $12.0 million will be paid in installments over the next two years. The initial payment was made in the form of 1,400,198 shares of EZCORP Class A Non-Voting Common Stock, and the November and December 2013 payments were made in cash.
Based on the final purchase price allocation, the contingent consideration was valued at $4.8 million in the current quarter. This amount was calculated using a Monte Carlo simulation, whereby future net income is simulated over the earn-out period. For each simulation path, the earn-out payments were calculated and then discounted to the valuation date. The fair value of the earn-out was then estimated to be the arithmetic average of all paths. The model utilized forecasted net income, and the valuation was performed in a risk-neutral framework. The significant inputs used for the valuation are not observable in the market, and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy. This contingent consideration element was valued and recorded during first quarter ended December 31, 2013.
EZCORP Online recorded $3.0 million of total revenues and $2.8 million of operating losses during the three month period ended December 31, 2013; and $0.1 million of total revenues and $0.4 million of operating losses during the three month period ended December 31, 2012.
TUYO
On November 1, 2012, we acquired a 51% interest in Renueva Comercial S.A.P.I. de C.V., a company headquartered in Mexico City and doing business under the name "TUYO", for approximately $1.1 million. As of December 31, 2013, TUYO owned and operated 19 stores in Mexico City and the surrounding metropolitan area. In these stores, TUYO buys quality used merchandise from customers and then resells that merchandise to other customers. TUYO also sells refurbished or other merchandise acquired in bulk from wholesalers. As this acquisition was individually immaterial, we present its related information, other than information related to the redeemable noncontrolling interest, combined with other immaterial acquisitions.
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

The acquisition date fair value of the TUYO redeemable noncontrolling interest was estimated by applying an income and market approach. This fair value measurement was based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include discount rates of 10% and 18% representing discounts for lack of control and lack of marketability respectively that market participants would consider when estimating the fair value of the noncontrolling interest. The fair market value of TUYO was determined using a multiple of future earnings. See Note 14 for additional details relating to the fair value disclosures.

Other - 2013

On April 26, 2013, Grupo Finmart, our 60% owned subsidiary, purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company. The total purchase price is performance-based and will be determined over a period of four years. A minimum of $3.5 million will be paid, of which $2.7 million was paid at closing with the remaining due on January 2, 2017. The performance consideration element will be based on interest income generated by the acquired portfolios and new loans made through Fondo ACH's contractual relationships. The contingent consideration element of the purchase price, which is the amount in excess of the guaranteed $3.5 million, has been preliminarily valued at zero as of December 31, 2013. As this acquisition was individually immaterial, we present its related information combined with other immaterial acquisitions.
The fiscal year ended September 30, 2013, includes the December 2012 acquisition of 12 pawn locations in Arizona, which was a new state of operation for EZCORP. As this acquisition was individually immaterial, we present its related information combined with other immaterial acquisitions.
All acquisitions were made as part of our continuing strategy to enhance and diversify our earnings over the long-term. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include our initial entry into several markets and a greater presence in others, as well as the ability to further leverage our expense structure through increased scale. The purchase price allocation of assets acquired in the most recent twelve months is preliminary as we continue to receive information regarding the acquired assets. There were no transaction related expenses for the three-month period ended December 31, 2013 and approximately $0.5 million for the three-month period ended December 31, 2012, which were expensed as incurred and recorded as operations expense. These amounts exclude costs related to transactions that did not close and future acquisitions. The results of all acquisitions have been consolidated with our results since their respective closing. Pro forma results of operations have not been presented because it is impracticable to do so, as historical audited financial statements in U.S. GAAP are not readily available.
The following table provides information related to the acquisition of domestic and foreign retail and financial services locations during fiscal 2013:

	Fiscal Year Ended September 30, 2013
	Go Cash	Other Acquisitions
Current assets:	(in thousands)
Pawn loans	$—	$5,714
Consumer loans, net	—	902
Service charges and fees receivable, net	23	714
Inventory, net	—	2,441
Prepaid expenses and other assets	120	508
Total current assets	143	10,279
Property and equipment, net	268	1,078
Goodwill	44,020	17,187
Intangible assets	11,215	619
Non-current consumer loans, net	—	3,011
Other assets	124	314
Total assets	55,770	32,488
Current liabilities:
Accounts payable and other accrued expenses	202	560
Customer layaway deposits	—	103
Total current liabilities	202	663
Total liabilities	202	663
Redeemable noncontrolling interest	—	2,836
Net assets acquired	$55,568	$28,989

Goodwill deductible for tax purposes	$44,020	$—

Indefinite-lived intangible assets acquired:
Domain name	$215	$—
Definite-lived intangible assets acquired (1):
Non-compete agreements	$—	$30
Internally developed software	$11,000	$66
Contractual relationship	$—	$523
(1) The weighted average useful life of definite-lived intangible assets acquired is five years.

Per FASB ASC 805-10-25, adjustments to provisional purchase price allocation amounts made during the measurement period shall be recorded as if the accounting for the business combination had been completed at the acquisition date. Thus, the acquirer shall revise comparative information for prior periods presented in financial statements. The amounts above and our condensed consolidated balance sheet as of December 31, 2012 reflect all measurement period adjustments recorded since the acquisition date. As of December 31, 2012 these adjustments include $0.6 million decrease in property and equipment, net; $1.1 million decrease in the value of intangibles assets; $4.8 million increase to deferred gains and other long-term liability; and $0.2 million increase relating to other assets and liabilities for a net increase in goodwill of $6.7 million. As of September 30, 2013 these adjustments include a $4.8 million increase to deferred gains and other long-term liability with an offset to goodwill.
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

Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows:

	Three Months Ended December 31,
	2013	2012
	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP, Inc. (A)	$21,087	$32,423
Loss from discontinued operations, net of tax (B)	1,482	(1,706)
Net (loss) income attributable to EZCORP (C)	$22,569	$30,717

Weighted average outstanding shares of common stock (D)	54,332	52,049
Dilutive effect of stock options and restricted stock	30	63
Weighted average common stock and common stock equivalents (E)	54,362	52,112

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations attributable to EZCORP, Inc. (A / D)	$0.39	$0.62
Discontinued operations (B / D)	0.03	(0.03)
Basic (loss) earnings per share (C / D)	$0.42	$0.59

Diluted earnings per share attributable to EZCORP, Inc.:
Continuing operations attributable to EZCORP, Inc. (A / E)	$0.39	$0.62
Discontinued operations (B / E)	0.03	(0.03)
Diluted (loss) earnings per share (C / E)	$0.42	$0.59

Potential common shares excluded from the calculation of diluted earnings per share	257	39
NOTE 5: STRATEGIC INVESTMENTS
Cash Converters International Limited
At December 31, 2013, we owned 136,848,000 shares, or approximately 33%, of Cash Converters International, a publicly traded company headquartered in Perth, Australia. Cash Converters International franchises and operates a worldwide network of over 700 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods, with significant store concentrations in Australia and the United Kingdom. Those shares include 12,430,000 shares that we acquired in November 2012 for approximately $11.0 million in cash as part of a share placement. Our total investment in Cash Converters International was acquired between November 2009 and November 2012 for approximately $68.8 million.
We account for our investment in Cash Converters International using the equity method. Since Cash Converters International’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters International files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our three-month periods ended December 31, 2013 and 2012 represents our percentage interest in the results of Cash Converters International’s operations from July 1, 2013 to September 30, 2013 and July 1, 2012 to September 30, 2012, respectively.
Conversion of Cash Converters International’s financial statements into U.S. GAAP resulted in no material differences from those reported by Cash Converters following IFRS.
In its functional currency of Australian dollars, Cash Converters International’s total assets increased 32% from June 30, 2012 to June 30, 2013 and its net income improved 12% for the year ended June 30, 2013. The following table presents summary financial information for Cash Converters International’s most recently reported results after translation to U.S. dollars (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of June 30,
	2013	2012
	(in thousands)
Current assets	$163,606	$137,646
Non-current assets	153,279	129,274
Total assets	$316,885	$266,920
Current liabilities	$95,757	$45,392
Non-current liabilities	451	31,928
Shareholders’ equity	220,677	189,600
Total liabilities and shareholders’ equity	$316,885	$266,920

	Year ended June 30,
	2013	2012
	(in thousands)
Gross revenues	$280,059	$241,924
Gross profit	183,368	162,598
Profit for the year (net income)	33,754	30,366

Albemarle & Bond Holdings, PLC
At December 31, 2013, we owned 16,644,640 ordinary shares of Albemarle & Bond, representing almost 30% of its total outstanding shares. Our total cost for those shares was approximately $27.6 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method.
Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our three-month periods ended December 31, 2013 and 2012 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2013 to September 30, 2013 and July 1, 2012 to September 30, 2012, respectively.
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
On December 5, 2013, Albemarle & Bond announced the commencement of a formal sales process and subsequently participated in preliminary discussions with various interested parties.
At December 31, 2013, the fair value of our investment in Albemarle & Bond Holdings was less than our recorded value.

On January 27, 2014, Albemarle & Bond announced the termination of their formal sales process, and stated that there may be limited value attributable to the ordinary shares. We continue to assess the impact of this announcement on the value of our investment. Refer to Note 17 for further detail.
Conversion of Albemarle & Bond’s financial statements into U.S. GAAP resulted in no material differences from those reported by Albemarle & Bond following IFRS.
The table below summarizes the recorded value and fair value of each of these strategic investments at the dates indicated. The fair values of Albemarle & Bond as of December 31, 2013 and 2012 and Cash Converters International as of December 31, 2013 and 2012 as well as September 30, 2013 are considered Level 1 estimates within the fair value hierarchy of FASB ASC

820-10-50, and were calculated as (a) the quoted stock price on each company’s principal market multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate at the dates indicated. We included no control premium by owning a large percentage of outstanding shares.
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

	December 31,		September 30,
	2013	2012	2013
	(in thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$7,902	$54,559	$9,439
Fair value	4,871	57,402	9,439
Cash Converters International:
Recorded value	$89,522	$89,673	$87,645
Fair value	117,778	164,633	165,663

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the balance of goodwill and each major class of intangible assets at the specified dates:

	December 31,		September 30,
	2013	2012	2013
	(in thousands)
Goodwill	$434,835	$434,671	$433,300

Indefinite-lived intangible assets:
Pawn licenses	$8,836	$8,836	$8,836
Trade name	9,865	9,822	9,791
Domain name	215	215	215
Total indefinite-lived intangible assets	$18,916	$18,873	$18,842

Definite-lived intangible assets:
Real estate finders’ fees	$893	$943	$902
Non-compete agreements	563	1,060	673
Favorable lease	590	695	614
Franchise rights	1,322	1,485	1,388
Deferred financing costs	7,087	6,402	5,033
Contractual relationship	11,796	12,919	12,106
Internally developed software	23,787	16,906	22,088
Other	224	279	226
Total definite-lived intangible assets	$46,262	$40,689	$43,030

Intangible assets, net	$65,178	$59,562	$61,872

The following tables present the changes in the carrying value of goodwill over the periods presented:

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances at September 30, 2013	$283,199	$110,209	$39,892	$433,300
Effect of foreign currency translation changes	—	673	862	1,535
Balances at December 31, 2013	$283,199	$110,882	$40,754	$434,835

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances at September 30, 2012	$224,306	$110,401	$39,956	$374,663
Acquisitions	58,924	2,222	—	61,146
Effect of foreign currency translation changes	—	(1,138)	—	(1,138)
Balances at December 31, 2012	$283,230	$111,485	$39,956	$434,671

The amortization of most definite-lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to operations expense (rent expense) over the related lease terms. The deferred financing costs are amortized to interest expense over the life of the related debt instruments. The following table presents the amount and classification of amortization recognized as expense (income) in each of the periods presented:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Amortization expense in continuing operations	$1,940	$714
Operations expense	30	35
Interest expense	890	764
Total expense from the amortization of definite-lived intangible assets	$2,860	$1,513
The following table presents our estimate of future amortization expense for definite-lived intangible assets:

Fiscal Years Ended September 30,	Amortization expense	Operations expense	Interest expense
	(in thousands)
2014	$6,546	$90	$2,834
2015	7,427	109	2,158
2016	6,979	106	1,020
2017	6,757	106	334
2018	4,330	106	7
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE 7: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The following table presents our long-term debt instruments and balances under capital lease obligations outstanding at December 31, 2013 and 2012 and September 30, 2013. The recourse line of credit is due in May 2015, the non-recourse debt matures at various months in the years so indicated in the table below:

	December 31, 2013		December 31, 2012		September 30, 2013
	Carrying Amount	Debt Premium	Carrying Amount	Debt Premium	Carrying Amount	Debt Premium
	(in thousands)
Recourse to EZCORP:
Domestic line of credit up to $200 million due 2015	$146,500	$—	$142,600	$—	$140,900	$—
Capital lease obligations	786	—	1,304	—	924	—
Non-recourse to EZCORP:
Unsecured, variable interest foreign currency line of credit	—	—	38	—	—	—
Secured foreign currency line of credit up to $4 million due 2014	871	76	2,256	173	1,207	99
Secured foreign currency line of credit up to $19 million due 2015	4,138	—	14,146	—	6,281	—
Secured foreign currency line of credit up to $5 million due 2016	4,867	—	—	—	—	—
Secured foreign currency line of credit up to $23 million due 2017	22,962	—	17,212	—	22,822	—
Consumer loans facility due 2017	32,147	—	32,338	—	31,951	—
10% unsecured notes due 2013	—	—	937	—	503	—
15% unsecured notes due 2013	—	—	13,844	1,052	12,884	244
10% unsecured notes due 2014	7,703	—	2,257	—	8,925	—
11% unsecured notes due 2014	110	—	5,086	—	110	—
9% unsecured notes due 2015	16,546	—	—	—	16,068	—
10% unsecured notes due 2015	420	—	314	—	418	—
15% secured notes due 2015	—	—	4,390	539	4,185	381
10% unsecured notes due 2016	121	—	122	—	121	—
12% secured notes due 2017	4,160	333	—	—	—	—
12% unsecured notes due 2019	11,481	—	—	—	—	—
Total long-term obligations	252,812	409	236,844	1,764	247,299	724
Less current portion	17,270	280	28,095	1,353	30,969	543
Total long-term and capital lease obligations	$235,542	$129	$208,749	$411	$216,330	$181

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
Pursuant to the credit agreement, we may choose to pay interest to the lenders for outstanding borrowings at LIBOR plus 200 to 275 basis points or the banks' base rate plus 100 to 175 basis points, depending on our leverage ratio computed at the end of each calendar quarter. On the unused amount of the credit facility, we pay a commitment fee of 37.5 to 50.0 basis points depending on our leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants, restrict dividend payments and limit other and non-recourse debt. At December 31, 2013, we were in compliance with all covenants.
At December 31, 2013, $146.5 million was outstanding under our revolving credit agreement. This facility is collateralized with EZCORP’s domestic assets. We have also issued $3.1 million in letters of credit, leaving $50.4 million available on our revolving credit facility. The outstanding bank letters of credit were required under our workers' compensation insurance program and for our international office in Miami, Florida.

Deferred financing costs related to our credit agreement are included in intangible assets, net on the condensed consolidated balance sheet and are being amortized to interest expense over the term of the agreement.
On January 30, 2012, we acquired a 60% ownership interest in Grupo Finmart. Non-recourse debt amounts in the table above represent Grupo Finmart’s third-party debt. All unsecured notes are collateralized with Grupo Finmart’s assets. All lines of credit are guaranteed by Grupo Finmart's loan portfolio. Interest on lines of credit due 2014, 2015 and 2016 is charged at the Mexican Interbank Equilibrium ("TIIE") plus a margin varying from 5% to 10%. The line of credit due 2014 requires monthly payments of $0.1 million with remaining principal due at maturity. The line of credit due 2015 requires monthly payments of $0.4 million with the remaining principal due at maturity. The line of credit due 2016 requires monthly payments of $0.5 million with the remaining principal due at maturity. The 15% secured notes require monthly payments of $0.1 million with remaining principal due at maturity.
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
On July 10, 2012, Grupo Finmart entered into a securitization transaction to transfer the collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash on a non-recourse basis. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The securitization agreement calls for a two-year revolving period in which the trust will use principal collections of the consumer loan portfolio to acquire additional collection rights up to $114.8 million in eligible loans from Grupo Finmart. Upon the termination of the revolving period, the collection received by the trust will be used to repay the debt. Grupo Finmart will continue to service the underlying loans in the trust.
Grupo Finmart is the primary beneficiary of the securitization trust because Grupo Finmart has the power to direct the most significant activities of the trust through its role as servicer of all the receivables held by the trust and through its obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we consolidate the trust.
As of December 31, 2013, borrowings under the securitization borrowing facility amounted to $32.1 million. Interest is charged at TIIE plus a 2.5% margin, or a total of 6.3% as of December 31, 2013. The debt issued by the trust will be paid solely from the collections of the consumer loans transferred to the trust, and therefore there is no recourse to Grupo Finmart or EZCORP.
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
NOTE 8: COMMON STOCK, OPTIONS AND STOCK COMPENSATION
Our net income includes the following compensation costs related to our stock compensation arrangements:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Gross compensation costs	$1,236	$925
Income tax benefits	(425)	(299)
Net compensation expense	$811	$626
In the current three-month period ended December 31, 2013 and the prior year three-month period ended December 31, 2012, no stock options were exercised.

NOTE 9: REDEEMABLE NONCONTROLLING INTEREST
The following table provides a summary of the activities in our redeemable noncontrolling interests as of December 31, 2013 and 2012:

Redeemable Noncontrolling Interests
(in thousands)
Balance as of September 30, 2012	$53,681
Acquisition of redeemable noncontrolling interest	2,836
Sale of additional shares to parent	(7,981)
Net income attributable to redeemable noncontrolling interests	1,438
Foreign currency translation adjustment attributable to noncontrolling interests	(651)
Balance as of December 31, 2012	$49,323

Balance as of September 30, 2013	$55,393
Net income attributable to redeemable noncontrolling interests	1,826
Foreign currency translation adjustment attributable to noncontrolling interests	359
Balance as of December 31, 2013	$57,578
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
The current quarter’s effective tax rate from continuing operations is 30.1% of pretax income compared to 33.0% for the prior year quarter. The effective tax rate for the three-month period ended December 31, 2013 was lower primarily due to the continued diversification of our operations worldwide.
The current quarter's effective tax rate for the tax expense from discontinued operations is 14.3% compared to the tax benefit of 9.9% for the prior year quarter. The effective tax rate for discontinued operations is lower than the effective tax rate from continuing operations due to the inclusion of discontinued operations in Canada for which a valuation allowance has previously been recognized, resulting in no current benefit.
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

•
Other International — All business activities in the rest of the world (currently consisting of Cash Genie online lending business in the United Kingdom and our equity interests in the results of operations of Albemarle & Bond and Cash Converters International)

There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information for the three months ending December 31, 2013 and 2012, including reclassifications discussed in Note 1 "Organization and Summary of Significant Accounting Policies."

	Three Months Ended December 31, 2013
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$88,890	$16,697	$—	$105,587
Jewelry scrapping sales	25,925	1,778	—	27,703
Pawn service charges	57,069	7,064	—	64,133
Consumer loan fees and interest	48,702	14,293	3,334	66,329
Other revenues	485	5,122	(2)	5,605
Total revenues	221,071	44,954	3,332	269,357
Merchandise cost of goods sold	53,047	10,541	—	63,588
Jewelry scrapping cost of goods sold	18,570	1,450	—	20,020
Consumer loan bad debt	15,556	1,391	1,485	18,432
Net revenues	133,898	31,572	1,847	167,317
Segment expenses (income):
Operations	90,682	18,382	3,705	112,769
Depreciation	4,267	1,459	103	5,829
Amortization	652	617	26	1,295
(Gain) loss on sale or disposal of assets	(6,318)	6	—	(6,312)
Interest expense (income), net	5	3,148	(2)	3,151
Equity in net income of unconsolidated affiliates	—	—	(1,271)	(1,271)
Other income	—	(30)	(29)	(59)
Segment contribution (loss)	$44,610	$7,990	$(685)	$51,915
Corporate expenses (income):
Administrative				15,745
Depreciation				1,637
Amortization				645
Loss on sale or disposal of assets				22
Interest expense, net				1,181
Other income				(109)
Income from continuing operations before income taxes				32,794
Income tax expense				9,881
Income from continuing operations, net of tax				22,913
Income from discontinued operations, net of tax				1,482
Net income				24,395
Net income from continuing operations attributable to redeemable noncontrolling interest				1,826
Net income attributable to EZCORP, Inc.				$22,569

	Three Months Ended December 31, 2012
	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$79,704	$14,900	$—	$94,604
Jewelry scrapping sales	41,988	2,721	—	44,709
Pawn service charges	58,197	7,203	—	65,400
Consumer loan fees and interest	44,328	11,877	6,929	63,134
Other revenues	2,791	1,641	382	4,814
Total revenues	227,008	38,342	7,311	272,661
Merchandise cost of goods sold	46,322	8,623	—	54,945
Jewelry scrapping cost of goods sold	29,074	2,231	—	31,305
Consumer loan bad debt expense (benefit)	10,928	(1,048)	3,641	13,521
Net revenues	140,684	28,536	3,670	172,890
Segment expenses (income):
Operations	84,572	14,635	4,078	103,285
Depreciation	3,691	1,105	71	4,867
Amortization	147	435	26	608
Loss on sale or disposal of assets	29	—	—	29
Interest expense, net	17	2,613	—	2,630
Equity in net income of unconsolidated affiliates	—	—	(5,038)	(5,038)
Other (income) expense	(4)	20	(69)	(53)
Segment contribution	$52,232	$9,728	$4,602	$66,562
Corporate expenses:
Administrative				13,671
Depreciation				1,693
Amortization				106
Interest expense, net				1,007
Other income				(448)
Income from continuing operations before income taxes				50,533
Income tax expense				16,672
Income from continuing operations, net of tax				33,861
Loss from discontinued operations, net of tax				(1,706)
Net income				32,155
Net income from continuing operations attributable to redeemable noncontrolling interest				1,438
Net income attributable to EZCORP, Inc.				$30,717

The following tables provide geographic information required by ASC 280-10-50-41:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Revenues:
U.S.	$217,486	$224,035
Mexico	44,954	38,342
Canada	3,585	2,973
U.K	3,332	7,311
Total	$269,357	$272,661
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
We consider consumer loans made at our storefronts and online in the U.K. to be defaulted if they have not been repaid or renewed by the maturity date. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection.
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
Grupo Finmart's consumer loans are considered in current status as long as the customer is employed and Grupo Finmart receives payments via payroll withholdings. Loans outstanding from customers no longer employed are considered current if payments are made by the due date. If one payment of a loan is delinquent, that one payment is considered defaulted. If two or more payments are delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, Grupo Finmart charges the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of consumer loan bad debt when collected. Accrued fees related to defaulted loans reduce fee revenue upon default, and increase fee revenue upon collection.

The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision		Translation Adjustment	Allowance Balance at End of Period	Financing Receivable at End of Period
	(in thousands)
Unsecured short-term consumer loans:
Three Months Ended December 31, 2013	$2,928	$(12,202)	$4,195	$7,915		$12	$2,848	$22,870
Three Months Ended December 31, 2012	$2,390	$(12,295)	$4,894	$7,604		$—	$2,593	$23,029
Secured short-term consumer loans:
Three Months Ended December 31, 2013	$1,804	$(16,686)	$15,182	$2,032		$—	$2,332	$11,386
Three Months Ended December 31, 2012	$942	$(9,220)	$8,142	$1,609		$—	$1,473	$7,264
Unsecured long-term consumer loans:
Three Months Ended December 31, 2013	$972	$(841)	$431	$1,391		$3	$1,956	$116,437
Three Months Ended December 31, 2012	$623	$(160)	$1,221	$(1,053)	*	$(7)	$624	$81,482
* Benefit in unsecured long-term consumer loan provision is due to the sale of past due loans and recoveries of loans previously written-off.

The provisions presented in the table above include only principal and exclude items such as non-sufficient funds fees, repossession fees, auction fees and interest. In addition, all credit service expenses and fees related to loans made by our unaffiliated lenders are excluded, as we do not own the loans made in connection with our credit services and they are not recorded as assets on our balance sheets. Expected losses on credit services are accrued and reported in accounts payable and other accrued expenses on our balance sheets.
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
Short-term unsecured consumer loans made online by EZCORP Online remain as recorded investments when in delinquent or nonaccrual status. We consider these loans past due if they have not been repaid or renewed by the maturity date. Valuation reserves are based on days past due and respective historical collection rates. We reserve 100% of loans once they are more than 60 days past due. No fees are accrued on delinquent short-term consumer loans.
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
On October 21, 2013, Grupo Finmart sold an unsecured long-term consumer loan portfolio, consisting of approximately 14,500 payroll withholding loans with a book value equal to $14.7 million, for $19.3 million. We realized a $4.6 million gain on this sale, which is included under other revenues in the condensed consolidated statements of operations.
On November 29, 2013, Grupo Finmart acquired an unsecured long-term consumer loan portfolio, consisting of approximately 10,500 payroll withholding loans, for a total purchase price of approximately $15.7 million. Of the total purchase price, a minimum of $11.5 million will be paid, of which approximately $10.4 million was paid at closing and $1.1 million will be paid over the next year. The total price includes deferred consideration of approximately $4.2 million, subject to the performance of the portfolio and payable over the next 12 months as stipulated in the purchase agreement. The fair value of the loan portfolio was $13.4 million as of the acquisition date.

The following table presents an aging analysis of past due financing receivables by portfolio segment:

	Days Past Due				Total	Current	Fair Value	Total Financing	Allowance	Recorded Investment > 90 Days
	1-30	31-60	61-90	>90	Past Due	Receivable	Adjustment	Receivable	Balance	Accruing
	(in thousands)
Unsecured short-term consumer loans:*
December 31, 2013	$66	$289	$81	$—	$436	$119	$—	$555	$267	$—
September 30, 2013	$113	$285	$257	$—	$655	$214	$—	$869	$464	$—
Secured short-term consumer loans:
December 31, 2013	$2,629	$1,366	$1,123	$1,398	$6,516	$4,870	$—	$11,386	$2,332	$—
December 31, 2012	$1,316	$695	$471	$860	$3,342	$3,922	$—	$7,264	$1,473	$—
September 30, 2013	$2,096	$1,313	$905	$910	$5,224	$4,565	$—	$9,789	$1,804	$—
Unsecured long-term consumer loans:
December 31, 2013	$3,659	$3,716	$1,551	$31,966	$40,892	$73,386	$2,159	$116,437	$1,956	$31,966
December 31, 2012	$5,485	$2,200	$18,852	$13,214	$39,751	$43,664	$(1,933)	$81,482	$624	$13,214
September 30, 2013	$8,909	$5,354	$1,584	$29,492	$45,339	$63,467	$(674)	$108,132	$972	$29,492
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

The tables below present our financial assets that are measured at fair value on a recurring basis as of December 31, 2013, December 31, 2012 and September 30, 2013:

	December 31, 2013	Fair Value Measurements Using
Financial assets (liabilities or temporary equity):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,092	$2,092	$—	$—
Forward contracts	1,952	—	1,952	—
Contingent consideration	(16,120)	—	—	(16,120)
Net financial assets (liabilities or temporary equity)	$(12,076)	$2,092	$1,952	$(16,120)

	December 31, 2012	Fair Value Measurements Using
Financial assets (liabilities or temporary equity):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$4,588	$4,588	$—	$—
Contingent consideration	(28,386)	—	—	(28,386)
Net financial assets (liabilities or temporary equity)	$(23,798)	$4,588	$—	$(28,386)

	September 30, 2013	Fair Value Measurements Using
Financial assets (liabilities or temporary equity):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,339	$2,339	$—	$—
Forward contracts	1,813	—	1,813	—
Contingent consideration	(16,089)	—	—	(16,089)
Net financial assets (liabilities or temporary equity)	$(11,937)	$2,339	$1,813	$(16,089)

We measure the value of our marketable equity securities under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily available. There were no transfers of assets in or out of Level 1 or Level 2 fair value measurements in the periods presented. At December 31, 2013 our marketable equity securities were in an unrealized loss position. The aggregate amount of unrealized losses at December 31, 2013 was nominal and we currently believe that the fair value decline is temporary.

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

We used an income approach to measure the fair value of the contingent consideration using a probability-weighted discounted cash flow approach, in which all outcomes were successful. The significant inputs used for the valuation are not observable in the market, and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy. During the three month period ended December 31, 2013, we recorded nominal accretion expense, bringing the total contingent consideration liability to $16.1 million. During the three month period ended December 31, 2012, we recorded accretion expense of $0.2 million and $4.8 million of additional contingent consideration, attributable to the Go Cash acquisition, bringing the contingent liability to $28.4 million at December 31, 2012. These amounts are included in administrative expenses in our condensed consolidated statement of operations.
Financial Assets and Liabilities Not Measured at Fair Value

Our financial assets and liabilities as of December 31, 2013, December 31, 2012 and September 30, 2013, that are not measured at fair value in the condensed consolidated balance sheets, are as follows:

	Carrying Value	Estimated Fair Value
	December 31, 2013	December 31, 2013	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Financial assets:	(in thousands)
Cash and cash equivalents	$38,486	$38,486	$38,486	$—	$—
Restricted cash	4,019	4,019	4,019	—	—
Pawn loans	153,421	153,421	—	—	153,421
Consumer loans, net	82,807	90,377	—	—	90,377
Pawn service charges receivable, net	30,842	30,842	—	—	30,842
Consumer loan fees receivable, net	40,181	40,181	—	—	40,181
Restricted cash, non-current	2,742	2,742	2,742	—	—
Non-current consumer loans, net	60,750	69,309	—	—	69,309
Total	$413,248	$429,377	$45,247	$—	$384,130

Temporary equity:
Redeemable noncontrolling interest	$57,578	$55,557	$—	$—	$55,557

Financial liabilities:
Domestic line of credit	$146,500	$146,500	$—	$146,500	$—
Foreign currency lines of credit	32,838	33,801	—	33,801	—
Securitization borrowing facility	32,147	32,225	32,225	—	—
Unsecured Notes	36,381	36,673	16,523	20,150	—
Secured Notes	4,160	4,001	—	4,001	—
Total	$252,026	$253,200	$48,748	$204,452	$—

	Carrying Value	Estimated Fair Value
	December 31, 2012	December 31, 2012	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Financial assets:	(in thousands)
Cash and cash equivalents	$46,668	$46,668	$46,668	$—	$—
Restricted cash	1,133	1,133	1,133	—	—
Pawn loans	162,150	162,150	—	—	162,150
Consumer loans, net	40,470	43,374	—	—	43,374
Pawn service charges receivable, net	31,077	31,077	—	—	31,077
Consumer loan fees receivable, net	34,073	34,073	—	—	34,073
Restricted cash, non-current	1,994	1,994	1,994	—	—
Non-current consumer loans, net	66,615	80,199	—	—	80,199
Total	$384,180	$400,668	$49,795	$—	$350,873

Temporary equity:
Redeemable noncontrolling interest	$49,323	$49,323	$—	$—	$49,323

Financial liabilities:
Domestic line of credit	$142,600	$142,600	$—	$142,600	$—
Foreign currency lines of credit	33,652	33,924	—	33,924	—
Securitization borrowing facility	32,338	32,430	32,430	—	—
Unsecured Notes	22,560	21,839	—	21,839	—
Secured Notes	4,390	4,205	—	4,205	—
Total	$235,540	$234,998	$32,430	$202,568	$—

	Carrying Value	Estimated Fair Value
	September 30, 2013	September 30, 2013	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Financial assets:	(in thousands)
Cash and cash equivalents	$36,317	$36,317	$36,317	$—	$—
Restricted cash	3,312	3,312	3,312	—	—
Pawn loans	156,637	156,637	—	—	156,637
Consumer loans, net	64,515	74,979	—	—	74,979
Pawn service charges receivable, net	30,362	30,362	—	—	30,362
Consumer loan fees receivable, net	36,588	36,588	—	—	36,588
Restricted cash, non-current	2,156	2,156	2,156	—	—
Non-current consumer loans, net	69,991	89,693	—	—	89,693
Total	$399,878	$430,044	$41,785	$—	$388,259

Temporary equity:
Redeemable noncontrolling interest	$55,393	$55,557	$—	$—	$55,557

Financial liabilities:
Domestic line of credit	$140,900	$140,900	$—	$140,900	$—
Foreign currency lines of credit	30,310	31,832	—	31,832	—
Securitization borrowing facility	31,951	32,027	32,027	—	—
Unsecured Notes	39,029	38,734	15,686	23,048	—
Secured Notes	4,185	4,026	—	4,026	—
Total	$246,375	$247,519	$47,713	$199,806	$—

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

Based on the short-term nature of the assets discussed above we estimate that their carrying value approximates fair value.

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

We measure the fair value of our financial liabilities using an income approach. Fair value measurements for our domestic line of credit were calculated using discount rates based on an estimated senior secured spread plus term matched risk free rates as of the valuation dates. We utilize credit quality-related zero rate curves for Mexican Pesos built by a price vendor authorized by the Comisión Nacional Bancaria y de Valores to determine the fair value measurements of the remaining financial liabilities that are classified as Level 2. For fair value measurements that are classified as Level 1, we utilize quoted price and yield inputs from Bloomberg and a price vendor authorized by the Comisión Nacional Bancaria y de Valores.

NOTE 15: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During the third quarter ended June 30, 2013, Grupo Finmart completed a $30 million cross-border debt offering for which it has to pay interest on a semiannual basis at a fixed rate. Grupo Finmart uses derivative instruments (cross currency forwards) to manage its exposure related to changes in foreign currency exchange rate on this instrument through its maturity on November16, 2015. Grupo Finmart does not enter into derivative instruments for any purpose other than cash flow hedging.
Changes in the fair value of forward agreements designated as hedging instruments that effectively offset the variability of cash flows associated with exchange rate are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
We assess the effectiveness of the hedges using linear regression for prospective testing, and the dollar offset method for retrospective testing. A hypothetical derivative with fair value of zero is created at the beginning of the hedge relationship; changes in actual derivative and hypothetical derivatives are used to carry out both testings. Based on the results of our testing, we have no ineffectiveness as of December 31, 2013 and December 31, 2012.
The following tables set forth certain information regarding our derivative instruments:

		Fair Value of Derivative Instruments
Derivative Instrument	Balance Sheet Location	December 31, 2013	December 31, 2012	September 30, 2013
		(in thousands)
Designated as cash flow hedging instruments:
Foreign currency forwards	Other assets, net	$1,952	$—	$1,813

		Amount of Loss Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
		Three Months Ended December 31,
Derivative Instrument	Location of Loss	2013	2012
		(in thousands)
Designated as cash flow hedging instruments:
Foreign currency forwards	Effective portion of cash flow hedge	$101	$—

		Amount of Loss on Derivatives Reclassified into Income from Accumulated Other Comprehensive Income (Effective Portion)
		Three Months Ended December 31,
Derivative Instrument	Location of Loss	2013	2012
		(in thousands)
Designated as cash flow hedging instruments:
Foreign currency forwards	Interest expense / other income	$245	$—

NOTE 16: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Statements of Financial Position Information:
The following table provides information on net amounts included in pawn service charges receivable, consumer loan fees, inventories and property and equipment:

	December 31,		September 30,
	2013	2012	2013
	(in thousands)
Pawn service charges receivable:
Gross pawn service charges receivable	$38,571	$40,220	$40,336
Allowance for uncollectible pawn service charges receivable	(7,729)	(9,143)	(9,974)
Pawn service charges receivable, net	$30,842	$31,077	$30,362
Consumer loan fees receivable:
Gross consumer loan fees receivable	$43,215	$38,151	$38,355
Allowance for uncollectible consumer loan fees receivable	(3,034)	(4,078)	(1,767)
Consumer loan fees receivable, net	$40,181	$34,073	$36,588
Inventory:
Inventory, gross	$147,975	$126,458	$149,446
Inventory reserves	(5,264)	(6,187)	(4,246)
Inventory, net	$142,711	$120,271	$145,200
Property and equipment:
Property and equipment, gross	$225,634	$273,271	$291,245
Accumulated depreciation	(111,095)	(159,189)	(174,964)
Property and equipment, net	$114,539	$114,082	$116,281

Property and equipment at December 31, 2013, December 31, 2012 and September 30, 2013 includes $1.6 million, $1.4 million and $1.6 million, respectively, of equipment leased under a capital lease. Amortization of equipment under capital leases is included with depreciation expense and was $0.1 million for the three-month period ended December 31, 2013 and $0.2 million for the three-month period ended December 31, 2012. Future minimum lease payments related to capital leases are $0.6 million and $0.2 million due within one and two years respectively for a total of $0.8 million; of this amount, $0.1 million represents interest. The present value of net minimum lease payments as of December 31, 2013 was $0.8 million.

During the first quarter ended December 31, 2013, we sold seven U.S. pawn stores (three in Louisiana, two in Mississippi, one in Alabama and one in Florida) for $11.0 million, of which $10.0 million was paid in cash and $1.0 million with a 14% promissory note due on December 31, 2018. The carrying value of the stores' net assets amounted to $3.7 million, primarily consisting of $1.5 million of pawn loans, $1.9 million of inventory, and $0.4 million of pawn service charge receivable, offset by $0.1 million of assumed liabilities. As a result of this transaction, we realized a gain of $6.3 million, which is included under the (gain) loss on sale or disposal of assets in the condensed consolidated statements of operations. In addition, we recorded a deferred gain of $0.7 million, which is included under deferred gains and other long-term liabilities in the condensed consolidated balance sheet. This gain will be recognized upon repayment of the promissory note.

Other Supplemental Information:
We issue letters of credit (LOC) to enhance the creditworthiness of our customers seeking unsecured loans from unaffiliated lenders. The letters of credit assure the lenders that if borrower default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to the lenders by the borrowers plus any insufficient funds fees. Our current carrying value of expected losses and maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, is summarized below.

	December 31,		September 30,
	2013	2012	2013
	(in thousands)
Consumer loans:
Expected LOC losses	$3,041	$2,363	$2,623
Maximum exposure for LOC losses	$35,592	$33,089	$33,380
Exposure secured by titles to customers’ automobiles	$9,947	$8,960	$9,893

NOTE 17: SUBSEQUENT EVENTS

On January 27, 2014, Albemarle & Bond announced the termination of their formal sales process, and stated that there may be limited value attributable to the ordinary shares. We continue to assess the impact of this announcement on the value of our investment. However, we may be required to impair the remaining $7.9 million of our investment in the second quarter of fiscal year 2014.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in “Part II, Item 1A — Risk Factors” of this report and "Part I, Item 1A—Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2013.
GENERAL
Overview of Operations
We are a leader in delivering easy cash solutions to our customers across channels, products, services and markets. With approximately 7,600 teammates and approximately 1,400 locations and branches, we give our customers multiple ways to access instant cash, including pawn loans and consumer loans in the United States, Mexico, Canada and the United Kingdom. We offer these products through our four primary channels: in-store, online, at the worksite and through our mobile platforms. At our pawn and buy/sell stores and online, we also sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers.

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
At December 31, 2013, we operated a total of 1,344 locations, consisting of:

•	488 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn);

•	7 U.S. buy/sell stores (operating as Cash Converters);

•	242 Mexico pawn stores (operating as Empeño Fácil);

•	19 Mexico buy/sell stores (operating as TUYO);

•	494 U.S. financial services stores (operating primarily as EZMONEY);

•	24 financial services stores in Canada (operating as CASHMAX);

•	15 buy/sell and financial services stores in Canada (operating as Cash Converters); and

•	55 Grupo Finmart locations in Mexico.
In addition, we are the franchisor for 6 franchised Cash Converters stores in Canada. We also own approximately 33% of Cash Converters International Limited, which is based in Australia and franchises and operates a worldwide network of over 700 locations that provide financial services and buy and sell second-hand goods, and almost 30% of Albemarle & Bond Holdings, PLC, a U.K. pawnbroking business.
Our business consists of three reportable segments:

•	U.S. & Canada – All business activities in the United States and Canada

•	Latin America – All business activities in Mexico and other parts of Latin America

•
Other International – All business activities in the rest of the world (currently consisting of Cash Genie online lending business in the United Kingdom and our equity interests in the results of operations of Albemarle & Bond and Cash Converters International)

The following tables present stores by segment:

	Three Months Ended December 31, 2013
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,030	312	—	1,342	8
De novo	5	4	—	9	—
Acquired	—	—	—	—	—
Sold, combined, or closed	(7)	—	—	(7)	(2)
End of period	1,028	316	—	1,344	6

	Three Months Ended December 31, 2012
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	987	275	—	1,262	10
De novo	51	24	—	75	—
Acquired	12	20	—	32	—
Sold, combined, or closed	—	—	—	—	—
End of period	1,050	319	—	1,369	10

Discontinued operations	(50)	(57)	—	(107)	—
Stores in continuing operations:	1,000	262	—	1,262	10
Discontinued Operations
During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores (all of which were in operation at December 31, 2012) in a variety of locations. These stores were generally older, smaller stores that did not fit our future growth profile.
The store closings included:

▪
57 stores in Mexico, 52 of which were small, jewelry-only asset group formats. We will continue to operate our full-service SWS locations under the Empeño Fácil brand, and expect to continue our storefront growth in Mexico.

▪
29 stores in Canada, where we were in the process of transitioning to an integrated buy/sell and financial services model under the Cash Converters brand. The affected asset group consists of stores that were not optimal for that model because of location or size. We will continue to operate full-service buy/sell and financial services center stores under the Cash Converters brand in Canada and the United States.

▪	20 financial services stores in Dallas, Texas and the State of Florida, where we exited both locations primarily due to onerous regulatory requirements.

▪	One jewelry-only concept store, which was our only jewelry-only store in the United States.
Due to discontinued operations, we incurred charges in the fiscal year ended September 30, 2013 for lease termination costs, asset and inventory write-downs to net realizable liquidation value, uncollectible receivables, and employee severance costs. During the first quarter ended December 31, 2013, we recorded $2.6 million of pre-tax gains related to these termination costs, primarily lease terminations of $1.8 million, as negotiated amounts were lower than the initial lease buyout estimates recorded in the prior year, and inventory write-downs of $0.6 million. These gains have been recorded as part of income from discontinued operations in our first quarter ended December 31, 2013 condensed consolidated statement of operations.

As of December 31, 2013 accrued severance and lease termination costs related to discontinued operations were $3.8 million. This amount is included in accounts payable and accrued liabilities in our condensed consolidated balance sheets. During the first quarter ended December 31, 2013, $1.7 million in cash payments were made with regard to the recorded termination costs.

Discontinued operations in the three-month periods ended December 31, 2013 and 2012 include $2.6 million and $4.5 million of total revenues.

The table below summarizes the pre-tax operating losses by operating segment:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
U.S. & Canada
Net revenues	$185	$1,514
Operating expenses	287	3,133
Operating loss from discontinued operations before taxes	(102)	(1,619)
Total termination gains related to the reorganization	(640)	—
Income (loss) from discontinued operations before taxes	538	(1,619)
Income tax benefit	111	105
Income (loss) from discontinued operations, net of tax	$649	$(1,514)

Latin America
Net revenues	$(335)	$948
Operating expenses	390	1,222
Operating loss from discontinued operations before taxes	(725)	(274)
Total termination gain related to the reorganization	(1,917)	—
Income (loss) from discontinued operations before taxes	1,192	(274)
Income tax (provision) benefit	(359)	82
Income (loss) from discontinued operations, net of tax	$833	$(192)

Consolidated
Net revenues	$(150)	$2,462
Operating expenses	677	4,355
Operating loss from discontinued operations before taxes	(827)	(1,893)
Total termination gains related to the reorganization	(2,557)	—
Income (loss) from discontinued operations before taxes	1,730	(1,893)
Income tax (provision) benefit	(248)	187
Income (loss) from discontinued operations, net of tax	$1,482	$(1,706)

Pawn and Retail Activities

We earn pawn service charge revenue on our pawn lending. At December 31, 2013, we had an aggregate pawn loan principal balance of $153.4 million, and pawn service charges accounted for approximately 24% of our total revenues and 38% of our net revenues. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $132 to $138, but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 15% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period. In Mexico, individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically average $66 U.S. dollars.
In our pawn stores, buy/sell stores in Pennsylvania and Virginia and certain financial services stores in Canada, we acquire inventory for retail sales through pawn loan forfeitures, purchases of customers’ second-hand merchandise or purchases of new or refurbished merchandise from third-party vendors. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Margins achieved on sale of inventory are a function of the assessment of value at the time the pawn loan was originated or, in the case of purchased merchandise, the purchase price.
We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it generally has greater inherent commodity value. At December 31, 2013, our total allowance was 3.6% of gross inventory compared to 4.9% at December 31, 2012 and 2.8% at September 30, 2013. Changes in the valuation allowance are charged to merchandise cost of goods sold.

Consumer Loan Activities
We earn loan fee revenue on our consumer loans. In two U.S. pawn stores, 108 U.S. financial services stores and 39 Canadian financial services stores, we offer single-payment unsecured consumer loans. The average single-payment loan amount is approximately $430 and the term is generally less than 30 days, averaging about 18 days. We typically charge a fee of 15% to 40% of the loan amount. In 123 of our U.S. financial services stores, we offer multiple-payment unsecured consumer loans. These loans carry a term of up to seven months, with a series of equal installment payments, including principal amortization, due monthly, semi-monthly or on the customer’s paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 45% to 150% of the original principal amount of the loan. Multiple-payment loan principal amounts range from $100 to $3,500, but average approximately $550.
In certain cities in Texas we offer credit services to customers seeking consumer loans from unaffiliated lenders. In these locations, we act as a credit services organization ("CSO") on behalf of customers in accordance with applicable state and local laws. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers may obtain different types of consumer loans from the unaffiliated lenders. For credit services in connection with arranging a single-payment loan (average loan amount of about $512), our fee is approximately 22% - 48% of the loan amount. For credit services in connection with arranging an unsecured multiple-payment loan (average loan amount of about $920), our fee is 150% of the initial loan amount. For credit services in connection with arranging single-payment auto title loans (average loan amount of about $1,125), the fee is up to 30% of the loan amount with average rate of 20%. We also assist customers in obtaining longer-term multiple-payment auto title loans from unaffiliated lenders. Multiple-payment auto title loans typically carry terms of up to five months with up to ten equal installments. Multiple-payment auto title loan principal amounts range from $150 to $10,000, but average about $1,180; and we earn a fee of 50% to 150% of the initial loan amount. At December 31, 2013, signature loans comprised 70% of all loans brokered through the third-party. Single-payment loans comprised 76% of the balance of signature loans brokered through our credit services, and multiple-payment loans comprised the remaining 24%.
At December 31, 2013, 429 of our U.S. financial services stores and two of our U.S. pawn stores offered auto title loans or, in Texas, credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $50 to $20,000, but average about $1,060. We earn a fee of 9% to 30% of auto title loan amounts.
At December 31, 2013, our U.S. online lending business operated in six states. In Louisiana, Missouri, South Dakota and Hawaii, we offer single-payment loans with an average principal amount of $365 and terms generally less than 30 days. Total interest and fees vary in accordance with state law and loan terms, but over the entire loan term, total approximately 15% to 45% of the original principal amount of the loan. Our online lending business in Texas and Ohio operates under a CSO model similar to that described above. The average principal amount for online loans in Texas and Ohio is about $460. We also offer single- and multiple-payment loans online in the U.K.

In Mexico, Grupo Finmart offers multiple-payment consumer loans with projected annual yields of approximately 43% and collects interest and principal through payroll deductions. The average loan is about $1,580 with a term of approximately 30 months.
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
Recent Regulatory Developments

On December 18, 2013, the City of Houston passed an ordinance to regulate business offering payday loans and auto title loans by limiting certain loan terms, including the size of the loan, number of renewals and amount of principal payments. Similar ordinances have been adopted in other Texas cities such as Dallas, Austin, San Antonio and El Paso in the last few years. The Houston ordinance takes effect in July 2014. El Paso ordinance took effect in January 2014. We expect these ordinances to have a negative impact on our financial services business in those cities.
Certain Accounting Matters
Critical Accounting Policies
There have been no changes in critical accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2013.
Recently Adopted Accounting Pronouncements
See Note 1 to our interim condensed financial statements included in "Part I - Item 1 - Financial Statements and Supplementary Data" for a discussion of recently adopted accounting pronouncements.
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

RESULTS OF OPERATIONS
Three Months Ended December 31, 2013 vs. Three Months Ended December 31, 2012
Consolidated Results of Operations
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended December 31, 2013 and 2012 (the "current quarter" and "prior year quarter," respectively). This table, as well as the discussion that follows, should be read with the accompanying unaudited financial statements and related notes.

	Three Months Ended December 31,		Percentage Change
	2013	2012
	(in thousands)
Revenues:
Sales	$133,290	$139,313	(4)%
Pawn service charges	64,133	65,400	(2)%
Consumer loan fees and interest	66,329	63,134	5%
Other revenues	5,605	4,814	16%
Total revenues	269,357	272,661	(1)%
Cost of goods sold	83,608	86,250	(3)%
Consumer loan bad debt	18,432	13,521	36%
Net revenues	$167,317	$172,890	(3)%
Net income from continuing operations attributable to EZCORP, Inc.	$21,087	$32,423	(35)%
Income (loss) from discontinued operations attributable to EZCORP, Inc.	1,482	(1,706)	(187)%
Net income attributable to EZCORP, Inc.	$22,569	$30,717	(27)%

Earning assets:
Pawn loans	$153,421	$162,150	(5)%
Consumer loans, net	$82,807	$40,470	105%
Inventory, net	$142,711	$120,271	19%
Non-current consumer loans, net	$60,750	$66,615	(9)%
Consumer loans outstanding with unaffiliated lenders (1)	$30,913	$27,972	11%
Total earnings assets	$470,602	$417,478	13%
(1) Consumer loans outstanding with unaffiliated lenders are not recorded on our condensed consolidated balance sheets.
In the current quarter, net income attributable to EZCORP, Inc. was $22.6 million compared to $30.7 million during the same period last year. This decrease is primarily attributable to a decrease in jewelry scrapping, an increase in operating expenses, and a decrease in equity in net income of unconsolidated affiliates, offset by a decrease in income tax expense and a recorded gain from the discontinued operations as compared to a loss in the prior quarter.
Total revenues were $269.4 million compared to $272.7 million in the same period last year. Excluding jewelry scrapping sales, total revenues increased $13.7 million, or 6%, driven by strong retail sales and consumer loan fee growth in the United States and Latin America.
Total operating expenses increased by $7.4 million, or 6%. This increase is mainly attributable to:

1.
$9.5 million increase in operations expense primarily as a result of new and acquired stores and increased labor, benefits, and costs associated with various business growth initiatives, such as EZCORP Online;

2.	$2.1 million increase in administrative expenses mainly due to one-time bonuses awarded in the quarter;

3.	$2.1 million increase in depreciation and amortization expenses due to assets placed in service as we continue to invest in the infrastructure to support our growth; offset by

4.	$6.3 million gain on sale or disposal of assets.

Equity in net income of unconsolidated affiliates decreased by $3.8 million, driven primarily by an estimated net operating loss from Albemarle & Bond in the current quarter as compared to net operating income in the prior year quarter. On January 27, 2014, Albemarle & Bond announced the termination of their formal sales process, and stated that there may be limited value attributable to the ordinary shares. As a result, we may be required to write off the remaining $7.9 million of our investment in the second quarter. Income tax expense decreased by $6.8 million primarily as a result of a decrease in net income and lower effective tax rate as compared to the prior quarter. During the current quarter we recorded a gain from discontinued operations of $1.5 million, net of tax, mainly due to favorable lease buyouts.
Earning assets were $470.6 million at quarter-end, an increase of 13%. This was a result of increases in payroll withholding, installment, and auto title loans assets, as well as inventory in the U.S. and Mexico. Net inventory was $142.7 million, a 19% increase compared to the same period in 2013, but 2% less than the fourth quarter of fiscal year 2013. The increase in inventory as compared to the prior year quarter is attributed to the strategy implemented to drive jewelry retail sales rather than scrapping.
Non-GAAP Disclosure

In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), the Company provides certain other non-GAAP financial information such as earnings from continuing operations attributable to EZCORP, Inc. before interest, taxes, depreciation and amortization ("EBITDA"). Management believes that presentation of non-GAAP financial information is meaningful and useful in understanding the activities and business metrics of the Company’s operations. Management believes that these non-GAAP financial measures reflect an additional way of viewing aspects of the Company’s business that, when viewed with its GAAP results, provide a more complete understanding of factors and trends affecting its business.

Management provides non-GAAP financial information for informational purposes and to enhance understanding of the Company’s GAAP consolidated financial statements. Readers should consider the information in addition to, but not instead of or superior to, its financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

Earnings from Continuing Operations Attributable to EZCORP, Inc. Before Interest, Taxes, Depreciation and Amortization

EBITDA from continuing operations is commonly used by investors to assess a company’s leverage capacity, liquidity and financial performance. The following table provides a reconciliation of net income to EBITDA from continuing operations:

	Three Months Ended December 31,
	2013	2012
	(unaudited, in thousands)
Net income from continuing operations attributable to EZCORP, Inc.	$21,087	$32,423
Interest expense, net	4,332	3,637
Income tax expense	9,881	16,672
Depreciation and amortization	9,406	7,274
EBITDA	$44,706	$60,006

Total Revenues	$269,357	$272,661

EBITDA Margin (EBITDA / Total Revenues)	17%	22%

Segment Results of Operations
U.S. & Canada
The following table presents selected financial data for the U.S. & Canada segment:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Revenues:
Merchandise sales	$88,890	$79,704
Jewelry scrapping sales	25,925	41,988
Pawn service charges	57,069	58,197
Consumer loan fees and interest	48,702	44,328
Other revenues	485	2,791
Total revenues	221,071	227,008
Merchandise cost of goods sold	53,047	46,322
Jewelry scrapping cost of goods sold	18,570	29,074
Consumer loan bad debt	15,556	10,928
Net revenues	133,898	140,684
Segment expenses (income):
Operations	90,682	84,572
Depreciation	4,267	3,691
Amortization	652	147
(Gain) loss on sale or disposal of assets	(6,318)	29
Interest expense, net	5	17
Other income	—	(4)
Segment contribution	$44,610	$52,232
Other data:
Gross margin on merchandise sales	40.3%	41.9%
Gross margin on jewelry scrapping sales	28.4%	30.8%
Gross margin on total sales	37.6%	38.0%
Earning assets	$319,803	$299,577
Average pawn loan balance per pawn store at period end	$288	$302
Average yield on pawn loan portfolio (a)	162%	163%
Pawn loan redemption rate	83%	82%
Consumer loan bad debt as a percentage of consumer loan fees	31.9%	24.7%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The U.S. & Canada segment total revenues decreased $5.9 million from the prior year quarter to $221.1 million. Same-store total revenues decreased $17.2 million, or 8%, and new and acquired stores net of closed stores contributed $11.3 million. The overall decrease in total revenues was mostly due to a $16.1 million decrease in jewelry scrapping sales. Excluding jewelry scrapping sales, total revenues increased $10.1 million, or 5%. The increase mainly consisted of a $9.2 million increase in merchandise sales, and a $4.4 million increase in consumer loan fees, offset by a $1.1 million decrease in pawn service charges and a $2.3 million decrease in other revenues. In the current quarter we opened five de novo locations bringing our total number of stores in the U.S. & Canada segment to 1,028, a 3% increase over the prior year quarter.

The U.S. & Canada segment earning assets increased by $20.2 million mainly due to higher inventory levels as a result of our implemented strategy to drive jewelry retail sales rather than scrapping. Jewelry sales increased 33% in total and 29% on a same-store basis, with gross margin of 45% compared to 46% last year, due to improved presentation, pricing and promotions at our 489 storefronts. This strong performance compares very favorably to traditional retail jewelers in the U.S. who generally reported mid-single digit same-store growth this past quarter.
The current quarter merchandise sales gross profit increased $2.5 million, or 7%, from the prior year quarter to $35.8 million. Same-store merchandise sales increased $5.9 million and new and acquired stores net of closed stores contributed $3.2 million. This increase is driven by strong performance in storefronts and eCommerce sales. Gross margin on merchandise sales remained strong at 40%, with only a 160 basis point decrease from the same quarter last year as we aggressively pursued market share.
Gross profit on jewelry scrapping sales decreased $5.6 million, or 43%, from the prior year quarter to $7.4 million. In mid-April 2013, gold prices declined abruptly on a global basis. Jewelry scrapping revenues decreased $16.1 million, or 38%, due to a 19% decrease in proceeds realized per gram of gold jewelry scrapped, coupled with a 28% decrease in gold volume. The decrease in volume is due to a change in strategy to retail our jewelry rather than scrap it. Same-store jewelry scrapping sales decreased $18.8 million, or 45%, and new and acquired stores contributed $2.7 million. Jewelry scrapping sales include the sale of approximately $3.3 million of loose diamonds removed from scrap jewelry in the current and the prior year quarters. As a result of the decrease in volume, scrap cost of goods decreased $10.5 million.
Our current quarter pawn service charge revenues decreased by $1.1 million, or 2%, from the prior year quarter to $57.1 million. Same-store pawn service charge revenues decreased $2.7 million, or 5%, with new and acquired stores net of closed stores contributing $1.6 million. The total decrease is primarily due to a decrease in the pawn loan balance outstanding as a result of a shift in mix from higher value jewelry to lower value general merchandise loans. The general merchandise loan balance grew 9% while the jewelry loan balance declined 8%. Transactions were up 3% and average loan size decreased approximately 8% compared to the same quarter last year.
Total segment expenses increased to $89.3 million (40% of revenues) during the current quarter from $88.5 million (39% of revenues) in the prior year quarter. Operations expense increased 7%, or $6.1 million, in the current quarter due to higher operating costs at new and acquired stores and increased labor, benefits and costs associated with various business growth initiatives, such as EZCORP Online. Depreciation and amortization increased $1.1 million, or 28%, from the prior year quarter to $4.9 million, mainly due to assets placed in service at new and acquired stores. (Gain) loss on sale or disposal of other assets increased to a gain $6.3 million as a result of a gain realized on a sale of seven U.S. pawn stores (three in Louisiana, two in Mississippi, one in Alabama and one in Florida).
In the current quarter, U.S. & Canada delivered a segment contribution of $44.6 million, a $7.6 million decrease compared to the prior year quarter. In the current quarter, the U.S. & Canada segment's contribution represented 86% of consolidated segment contribution compared to 78% in the prior year. The U.S. & Canada segment has experienced significant challenges related to gold scrap sales; however, other elements of the business have continued to show strength.

Latin America
The following table presents selected financial data for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Revenues:
Merchandise sales	$16,697	$14,900
Jewelry scrapping sales	1,778	2,721
Pawn service charges	7,064	7,203
Consumer loan fees and interest	14,293	11,877
Other revenues	5,122	1,641
Total revenues	44,954	38,342
Merchandise cost of goods sold	10,541	8,623
Jewelry scrapping cost of goods sold	1,450	2,231
Consumer loan bad debt expense (benefit)	1,391	(1,048)
Net revenues	31,572	28,536
Segment expenses (income):
Operations	18,382	14,635
Depreciation	1,459	1,105
Amortization	617	435
Loss on sale or disposal of assets	6	—
Interest expense, net	3,148	2,613
Other (income) expense	(30)	20
Segment contribution	$7,990	$9,728
Other data:
Gross margin on merchandise sales	36.9%	42.1%
Gross margin on jewelry scrapping sales	18.4%	18.0%
Gross margin on total sales	35.1%	38.4%
Earning assets	$148,513	$113,092
Average pawn loan balance per pawn store at period end	$53	$69
Average yield on pawn loan portfolio (a)	205%	193%
Pawn loan redemption rate	79%	76%
Consumer loan bad debt as a percentage of consumer loan fees	9.7%	(8.8)%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America’s current quarter results from Mexican pesos to U.S. dollars was 13.0 to 1, 1% weaker than the prior year quarter’s rate of 12.9 to 1. In the current quarter, we opened four de novo stores, bringing the total number of stores in the Latin America segment to 316, operating under the brands of Empeño Fácil, Crediamigo, Adex, and TUYO.
The Latin America segment's total revenues increased $6.6 million, or 17%, in the current quarter to $45.0 million. Same-store total revenues increased $3.6 million, or 9%, to $41.9 million, and new and acquired stores contributed $3.0 million. The overall increase in total revenues was due to the $2.4 million increase in Grupo Finmart consumer loan fees, $1.8 million increase in merchandise sales, and a $3.5 million increase in other revenues, partially offset by a $0.9 million decrease in jewelry scrapping sales and a $0.1 million decrease in pawn service charges. The Latin America segment's earning assets increased $35.4 million, or 31%, mainly due to an increase in consumer loans outstanding.

Latin America's pawn service charge revenues decreased slightly by $0.1 million, or 2%, in the current quarter to $7.1 million. Same-store pawn service charges decreased $1.0 million, or 13%, to $6.3 million and new and acquired stores contributed $0.8 million. The decrease was primarily due as management's focus on better quality lending. Yield on the loan balance improved 1,200 basis points from 193% to 205%.
Latin America's other revenues increased $3.5 million primarily as a result of a sale of a payroll withholding loan portfolio by Grupo Finmart at a gain of $4.6 million.
Merchandise gross profit decreased slightly by $0.1 million, or 2%, from the prior year quarter to $6.2 million. The decrease was due to a 5,200 basis points decrease in gross margin to 37%, offset by $1.9 million contributed by new and acquired stores. The decrease in margin was due to aggressive pricing in an increasingly competitive marketplace. The company expects margins to continue to be pressured for the remainder of the year.
Gross profit on jewelry scrapping sales decreased $0.2 million, or 33%, from the prior year quarter to $0.3 million. Jewelry scrapping revenues decreased $0.9 million, or 35%, from the prior year quarter to $1.8 million. The decrease was due to an 18% decrease in proceeds realized per gram of gold jewelry scrapped coupled with a 14% decrease in gold volume processed. Same-store jewelry scrapping sales decreased $1.2 million, or 45%, and new and acquired stores contributed $0.3 million. Scrap cost of goods decreased $0.8 million, or 35%, due to the decrease in volume.
Consumer loan fees and interest increased $2.4 million, or 20%, from the prior year quarter to $14.3 million. The increase is primarily due to a significant growth in loan originations in existing contracts. The company also added or renewed 18 contracts in the quarter and now has 52 active contracts providing access to over 4 million customers in Mexico.
Total segment expenses increased to $23.6 million (52% of revenues) during the current quarter from $18.8 million (49% of revenues) in the prior year quarter. The increase was due to a $3.7 million, or 26%, increase in operations expenses as a result of higher commissions driven by an increase in consumer loans at Grupo Finmart and the addition of 44 new stores at Empeño Fácil since the prior year quarter. Depreciation and amortization increased $0.5 million from the prior year quarter to $2.1 million, mainly due to depreciation of assets placed in service at new stores and amortization of acquisition related intangible assets. The $0.5 million increase in interest expense was due a higher weighted average debt outstanding as compared to the prior quarter. The weighted average rate on Grupo Finmart's third-party debt remained flat at 11% on outstanding debt of $105.5 million at December 31, 2013.

In the current quarter, the $3.0 million increase in net revenues were offset by the $4.8 million increase in segment expenses, resulting in a $1.7 million decrease in contribution for the Latin America segment. In the current quarter, Latin America segment contribution remained at 15% of consolidated segment contribution.

Other International
The following table presents selected financial data for the Other International segment:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Consumer loan fees and interest	$3,334	$6,929
Other revenues	(2)	382
Total revenues	3,332	7,311
Consumer loan bad debt	1,485	3,641
Net revenues	1,847	3,670
Segment expenses (income):
Operations	3,705	4,078
Depreciation	103	71
Amortization	26	26
Interest income, net	(2)	—
Equity in net income of unconsolidated affiliates	(1,271)	(5,038)
Other income	(29)	(69)
Segment (loss) contribution	$(685)	$4,602
Other data:
Consumer loan bad debt as a percent of consumer loan fees	45%	53%
Currently our Other International segment primarily consists of the Cash Genie online lending business in the United Kingdom and our equity interests in the net income of Albemarle & Bond and Cash Converters International. The average exchange rate used to translate Cash Genie's current quarter results from British pound to U.S. dollars was 0.6178 to 1, 1% stronger than the prior year quarter’s rate of 0.6227 to 1.
The segment's net revenues decreased $1.8 million, or 50%, compared to the first quarter of last year primarily as a result of a decrease in the consumer loans balance. Cash Genie showed improved performance in the current quarter compared to the fourth quarter of last year. In the quarter the company narrowed its operating loss to under $2 million, a 51% improvement from the fourth quarter of fiscal 2013. New loans made during the quarter increased 28% and the number of loans increased 25% over the immediately preceding quarter.
The segments' operations expense decreased by 9% compared to the first quarter last year and 8% compared to fourth quarter of last year as a result of expense reduction initiatives in the U.K, offset by a slight increase in administrative costs.
Our equity in the net income of unconsolidated affiliates decreased by $3.8 million, or 75%, to $1.3 million. This decrease is driven by an estimated net operating loss from Albemarle & Bond in the current quarter as compared to net operating income in the prior year quarter. On January 27, 2014, Albemarle & Bond announced the termination of their formal sales process, and stated that there may be limited value attributable to the ordinary shares. As a result, we may be required to write off the remaining $7.9 million of our investment in the second quarter.
In the current quarter, the $1.8 million decrease in net revenues, a $0.4 million decrease in operations expense and a $3.8 million decrease in our equity in the net income of unconsolidated affiliates and other segment expenses resulted in a $5.3 million decrease in the segment contribution from Other International segment to a loss of $0.7 million.

Other Consolidated Items
The following table reconciles our consolidated segment contribution discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,
	2013	2012
	(in thousands)
Segment contribution	$51,915	$66,562
Corporate expenses (income):
Administrative	15,745	13,671
Depreciation	1,637	1,693
Amortization	645	106
Loss on sale or disposal of assets	22	—
Interest expense, net	1,181	1,007
Other income	(109)	(448)
Consolidated income from continuing operations before income taxes	32,794	50,533
Income tax expense	9,881	16,672
Income from continuing operations, net of tax	22,913	33,861
Income (loss) from discontinued operations, net of tax	1,482	(1,706)
Net income	24,395	32,155
Net income from continuing operations attributable to redeemable noncontrolling interest	1,826	1,438
Net income attributable to EZCORP, Inc.	$22,569	$30,717
Total corporate expenses increased $3.1 million to $19.1 million primarily as a result of a $2.1 million increase in administrative expenses, a $0.5 million increase in amortization expense and a $0.2 million increase in interest expense and nominal changes in other expenses. The increase in administrative expenses was primarily due to one-time bonuses awarded in the quarter. During the current quarter, interest expense increased 17% due to greater utilization of our revolver and increased weighted average debt outstanding as compared to the prior quarter. Amortization expense increased to $0.6 million due to assets placed in service as we continue to invest in the infrastructure to support our growth.
Consolidated income from continuing operations before income taxes decreased $17.7 million, or 35%, to $32.8 million due to the $7.6 million, $1.7 million and $5.3 million decreases in contribution from the U.S. & Canada, Latin America and Other International segments, respectively, and a $3.1 million increase in corporate expenses.
During the current quarter, income tax expense decreased $6.8 million, or 41%, to $9.9 million. The current quarter’s effective tax rate from continuing operations is 30% of pretax income compared to 33% for the prior year quarter. The current quarter's effective tax rate for discontinued operations is 14% compared to the tax benefit of 10% for the prior year quarter.
During the current quarter, we recorded income of $1.5 million from the discontinued operations as compared to a loss of $1.7 million mainly due to favorable lease buyouts. Net income attributable to the noncontrolling interests increased $0.4 million, whereas net income attributable to EZCORP, Inc. decreased $8.1 million, or 27%, to $22.6 million for the quarter ended December 31, 2013.
LIQUIDITY AND CAPITAL RESOURCES
In the first quarter of fiscal year 2014, our net cash provided by operating activities decreased $13.1 million and 43% from the prior year quarter to $17.5 million. Our cash flows from operations consisted of:

1.	Net income plus several non-cash items, aggregating to $35.1 million; and

2.	$2.6 million in dividends from Cash Converters International, net of

3.	$20.3 million of normal, recurring changes in operating assets and liabilities.

In the prior year three-month period, our $30.5 million cash flows from operations consisted of:

1.	Net income plus several non-cash items, aggregating to $45.9 million; and

2.	$1.6 million in dividends from Cash Converters International; net of

3.	$17.0 million of normal, recurring changes in operating assets and liabilities.
The decrease in cash flows from operations is primarily driven by a decrease in our consolidated net income and lower net working capital primarily driven a decrease in accounts payable and accrued expenses offset by higher inventory levels as a result of the new strategy to drive jewelry retail sales rather than scrapping.
In the first quarter of fiscal year 2014, our net cash used in investing activities decreased by $43.4 million to $4.3 million. This decrease is driven by a non-recurring investment in Cash Converters International in the prior quarter, cash received from sales of seven U.S. stores and unsecured consumer loan portfolio, $8.0 million or, 6%, increase in loan repayments, offset by $8.5 million, or 12%, decrease in the recovery of principal through the sale of forfeited pawn loan collateral.
In the first quarter of fiscal year 2014, we remitted payments of $11.0 million on the deferred consideration relating to the acquisition of Go Cash's online lending business and $0.5 million payment relating to other immaterial acquisitions.
Total debt outstanding increased by $16.0 million, or 7%, to $252.8 million as compared to the prior year quarter. Of this amount, $105.5 million was non-recourse to EZCORP, Inc and attributable to our payroll withholding lending business, Grupo Finmart. As a result of higher average debt outstanding and greater utilization of our revolver, we have experienced an increase in payments on bank borrowings and revolving line of credit.
The net effect of these and other smaller cash flows was a $2.2 million increase in cash on hand, providing a $38.5 million ending cash balance.
We hold 54% of our cash in foreign jurisdictions that is subject to U.S. income tax upon repatriation.
Below is a summary of our cash needs to meet future aggregate contractual obligations:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations*	$251,617	$16,035	$165,164	$58,935	$11,483
Interest on long-term debt obligations**	36,236	13,732	17,599	4,905	—
Operating lease obligations	262,859	59,813	95,736	51,645	55,665
Capital lease obligations	795	562	233	—	—
Interest on capital lease obligations	57	51	6	—	—
Deferred consideration	18,382	11,620	6,000	762	—
	$569,946	$101,813	$284,738	$116,247	$67,148
* Excludes debt premium related to Grupo Finmart
** Future interest on long-term obligations calculated on interest rates effective at the balance sheet date
In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At December 31, 2013, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $35.6 million. Of that total, $9.9 million was secured by titles to customers’ automobiles. These amounts include principal, interest and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2013, these collectively amounted to $22.5 million.
The operating lease obligations in the table above include expected rent for all our store locations through the end of their current lease terms. Of the 494 U.S. financial services stores, 209 adjoin a pawn store and are covered by the same lease agreement. The lease agreements at approximately 94% of the remaining 285 free-standing U.S. financial services stores contain provisions that limit our exposure for additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining pawn stores could be re-incorporated into the pawn operations.

On May 10, 2011, we entered into a new senior secured credit agreement with a syndicate of five banks, replacing our previous credit agreement. Among other things, the new credit agreement provides for a four-year $175 million revolving credit facility that we may, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired all other outstanding debt. On May 31, 2013, we amended the senior secured credit agreement to increase our revolving credit facility from $175 million to $200 million. The new credit facility increases our available credit and provides greater flexibility to make investments and acquisitions both domestically and internationally. No other terms of our senior secured credit agreement were modified. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at December 31, 2013 and expect to remain in compliance based on our expected future performance. At December 31, 2013, we had $146.5 million outstanding on our revolving credit facility. We have also issued $3.1 million in letters of credit, leaving $50.4 million available on our revolving credit facility.
At December 31, 2013, Grupo Finmart's third-party debt (non-recourse to EZCORP) was $105.5 million, with a weighted average interest rate of 11%. Since the acquisition of Grupo Finmart in January 2012, Grupo Finmart's debt has decreased $4.2 million, and its weighted average interest rate has decreased 8.0 percentage points, due to debt refinancing. This refinancing effort was a key assumption in our investment analysis and will result in significantly reduced interest expenses going forward. In July 2012 Grupo Finmart transferred certain consumer loans to a bankruptcy remote trust in a securitization transaction.  The securitization borrowing facility has a maximum capacity of approximately $114.8 million.  At December 31, 2013, $32.1 million was outstanding under the securitization borrowing facility. We expect Grupo Finmart to continue its use of the borrowing facility and utilize proceeds to fund loan originations, operations and contractual obligations.
We anticipate that cash flow from operations, cash on hand, and availability under our revolving credit facility will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the remainder of the fiscal year.
At the beginning of the fiscal year ended September 30, 2013, we had an effective "shelf" Registration Statement on Form S-4 covering an aggregate of 2.0 million shares of our Class A Common Stock that we may offer from time to time in connection with future acquisitions of businesses, assets or securities, with 1.2 million shares remaining for issuance. During the fiscal year 2013, we issued all the remaining shares in connection with the acquisition of 12 pawn stores in Arizona, and as of the end of September 30, 2013, have no remaining shares covered by the registration statement.
Off-Balance Sheet Arrangements
We issue letters of credit ("LOCs") to enhance the creditworthiness of our credit service customers seeking signature loans and auto title loans from unaffiliated lenders. The LOCs assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed them by the borrowers plus any insufficient funds fees or late fees. We do not record on our balance sheet the loans related to our credit services as the loans are made by unaffiliated lenders. We do not consolidate the unaffiliated lenders’ results with our results as we do not have any ownership interest in the lenders, do not exercise control over them and do not otherwise meet the criteria for consolidation as prescribed by FASB ASC 810-10-25 regarding variable interest entities.
We include an allowance for expected LOC losses in accounts payable and other accrued expenses on our balance sheet. At December 31, 2013, the allowance for expected LOC losses was $3.0 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $35.6 million. This amount includes principal, interest and insufficient funds fees.
We have no other off-balance sheet arrangements.
CAUTIONARY STATEMENT REGARDING RISKS AND UNCERTAINTIES
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like "may," "should," "could," "will," "predict," "anticipate," "believe," "estimate," "expect," "intend," "plan," "projection" and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-

looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in "Part II, Item 1A—Risk Factors" of this Quarterly Report and "Part I, Item 1A—Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2013.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in "Part II, Item 7A— Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended September 30, 2013. There have been no material changes to our exposure to market risks since September 30, 2013.

Item 4. Controls and Procedures

This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the first quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2013. These factors are supplemented by those discussed under “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2013, as well as by the following:
Texas Municipal Regulations - In December 2013, the City of Houston, Texas enacted an ordinance imposing restrictions on certain financial services products we can offer as a credit services organization or a credit access business in that city. Specifically, the ordinance requires municipal registration, limits the amount borrowers can borrow and requires principal paydowns on refinancing or with each installment payment. These restrictions are similar to those contained in ordinances adopted by other Texas cities, principally Dallas, Austin, San Antonio and El Paso. These limitations and restrictions make the products less attractive to our customers, thus lessening demand, and severely impair the financial viability of our financial services business in those cities.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)

4.2	Description of EZCORP, Inc. Class A Non-Voting Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)

31.1	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark Kuchenrither, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

*
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2013, December 31, 2012 and September 30, 2013; (ii) Condensed Consolidated Statements of Income for the three months ended December 31, 2013 and December 31, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and December 31, 2012 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and December 31, 2012; and (v) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, Inc.

Date:	February 7, 2014	/s/ Jeffrey S. Byal
Jeffrey S. Byal Senior Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)

4.2	Description of EZCORP, Inc. Class A Non-Voting Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)

31.1	Certification of Paul E. Rothamel, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Mark Kuchenrither, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

*
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at December 31, 2013, December 31, 2012 and September 30, 2013; (ii) Condensed Consolidated Statements of Income for the three months ended December 31, 2013 and December 31, 2012; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2013 and December 31, 2012 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2013 and December 31, 2012; and (v) Notes to Interim Condensed Consolidated Financial Statements.