Form 10-Q
period 2014-03-31
EZCORP INC
filed 2014-05-12
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
As of March 31, 2014, 51,411,973 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Supplementary Data (unaudited)

EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2014	March 31, 2013	September 30, 2013
	(in thousands)

Assets:
Current assets:
Cash and cash equivalents	$32,198	$41,443	$36,317
Restricted cash	21,104	1,204	3,312
Pawn loans	128,683	138,380	156,637
Consumer loans, net	75,501	36,596	64,683
Pawn service charges receivable, net	24,733	25,388	30,362
Consumer loan fees and interest receivable, net	40,033	33,507	36,292
Inventory, net	129,013	116,517	145,200
Deferred tax asset	13,825	15,716	13,825
Income tax receivable	17,702	3,079	16,105
Prepaid expenses and other assets	54,321	42,421	34,217
Total current assets	537,113	454,251	536,950
Investments in unconsolidated affiliates	88,685	147,232	97,085
Property and equipment, net	111,419	118,979	116,281
Restricted cash, non-current	9,575	2,197	2,156
Goodwill	435,048	438,016	433,300
Intangible assets, net	69,016	60,387	63,805
Non-current consumer loans, net	61,724	77,414	70,294
Deferred tax asset	9,619	—	8,214
Other assets, net	30,037	20,723	24,105
Total assets (1)	$1,352,236	$1,319,199	$1,352,190

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$14,228	$34,912	$30,436
Current capital lease obligations	533	533	533
Accounts payable and other accrued expenses	70,812	63,298	79,967
Other current liabilities	12,121	36,096	22,337
Customer layaway deposits	8,986	8,191	8,628
Total current liabilities	106,680	143,030	141,901
Long-term debt, less current maturities	214,254	137,376	215,939
Long-term capital lease obligations	106	648	391
Deferred tax liability	—	10,104	—
Deferred gains and other long-term liabilities	18,613	19,872	24,040
Total liabilities (2)	339,653	311,030	382,271
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	58,107	52,982	55,393
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million and 54 million at March 31, 2014 and 2013; and 56 million at September 30, 2013; issued and outstanding: 51,411,973 and 51,208,328 at March 31, 2014 and 2013; and 51,269,434 at September 30, 2013	513	508	513
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	327,385	315,092	320,777
Retained earnings	630,441	630,501	599,880
Accumulated other comprehensive (loss) income	(3,893)	9,056	(6,674)
EZCORP, Inc. stockholders’ equity	954,476	955,187	914,526
Total liabilities and stockholders’ equity	$1,352,236	$1,319,199	$1,352,190
Assets and Liabilities of Grupo Finmart Securitization Trust
(1) Our consolidated assets as of March 31, 2014, March 31, 2013 and September 30, 2013 include the following assets of Grupo Finmart's securitization trust that can only be used to settle its liabilities: Restricted cash, $17.8 million as of March 31, 2014; Restricted cash, non-current, $5.8 million and $2.2 million as of March 31, 2014 and March 31, 2013, respectively, and $2.2 million as of September 30, 2013; Consumer loans, net, $42.2 million and $36.1 million as of March 31, 2014 and March 31, 2013, respectively, and $33.9 million as of September 30, 2013; Consumer loan fees and interest receivable, net, $6.2 million and $8.1 million as of March 31, 2014 and March 31, 2013, respectively, and $7.3 million as of September 30, 2013; Intangible assets, net, $2.4 million and $3.0 million as of March 31, 2014 and March 31, 2013, respectively, and $2.1 million as of September 30, 2013; and total assets, $74.4 million and $49.4 million as of March 31, 2014 and March 31, 2013, respectively, and $45.5 million as of September 30, 2013.
(2) Our consolidated liabilities as of March 31, 2014, March 31, 2013 and September 30, 2013 include $55.7 million, $34.0 million, and $32.0 million, respectively, of long-term debt for which the creditors of Grupo Finmart's securitization trust do not have recourse to EZCORP, Inc.
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$103,454	$100,082	$209,041	$194,686
Jewelry scrapping sales	26,193	42,582	53,896	87,291
Pawn service charges	59,162	62,015	123,295	127,415
Consumer loan fees and interest	64,785	60,751	131,114	123,885
Other revenues	6,106	2,684	11,711	7,498
Total revenues	259,700	268,114	529,057	540,775
Merchandise cost of goods sold	63,857	58,716	127,445	113,661
Jewelry scrapping cost of goods sold	20,111	29,311	40,131	60,616
Consumer loan bad debt	10,422	8,457	28,854	21,978
Net revenues	165,310	171,630	332,627	344,520
Operating expenses:
Operations	108,064	101,831	220,833	205,116
Administrative	20,032	8,603	35,777	22,274
Depreciation	7,539	7,071	15,005	13,631
Amortization	1,975	1,316	3,915	2,030
Loss (gain) on sale or disposal of assets	342	13	(5,948)	42
Total operating expenses	137,952	118,834	269,582	243,093
Operating income	27,358	52,796	63,045	101,427
Interest expense, net	5,275	3,753	9,607	7,390
Equity in net income of unconsolidated affiliates	(492)	(4,125)	(1,763)	(9,163)
Impairment of investments	7,940	—	7,940	—
Other expense (income)	1,324	405	1,156	(96)
Income from continuing operations before income taxes	13,311	52,763	46,105	103,296
Income tax expense	4,204	16,273	14,085	32,945
Income from continuing operations, net of tax	9,107	36,490	32,020	70,351
(Loss) income from discontinued operations, net of tax	(40)	(1,610)	1,442	(3,316)
Net income	9,067	34,880	33,462	67,035
Net income from continuing operations attributable to redeemable noncontrolling interest	1,075	899	2,901	2,337
Net income attributable to EZCORP, Inc.	$7,992	$33,981	$30,561	$64,698

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.15	$0.66	$0.53	$1.28
Discontinued operations	—	(0.03)	0.03	(0.06)
Basic earnings per share	$0.15	$0.63	$0.56	$1.22

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.15	$0.66	$0.53	$1.28
Discontinued operations	—	(0.03)	0.03	(0.06)
Diluted earnings per share	$0.15	$0.63	$0.56	$1.22

Weighted average shares outstanding:
Basic	54,374	54,172	54,353	53,099
Diluted	54,586	54,252	54,583	53,172

Net income from continuing operations attributable to EZCORP, Inc., net of tax	$8,032	$35,591	$29,119	$68,014
(Loss) income from discontinued operations attributable to EZCORP, Inc., net of tax	(40)	(1,610)	1,442	(3,316)
Net income attributable to EZCORP, Inc.	$7,992	$33,981	$30,561	$64,698

See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Net income	$9,067	$34,880	$33,462	$67,035
Other comprehensive income (loss):
Foreign currency translation (loss) gain	(2,109)	11,111	2,607	14,579
Foreign currency translation reclassification adjustment realized upon impairment	375	—	375	—
Gain (loss) on effective portion of cash flow hedge:
Other comprehensive loss before reclassifications	(326)	—	(672)	—
Amounts reclassified from accumulated other comprehensive income	297	—	542	—
Unrealized holding gain (loss) arising during period	626	(221)	617	(264)
Income tax benefit (expense)	476	(1,057)	(418)	(3,037)
Other comprehensive income, net of tax	(661)	9,833	3,051	11,278
Comprehensive income	$8,406	$44,713	$36,513	$78,313
Attributable to redeemable noncontrolling interest:
Net income	1,075	899	2,901	2,337
Foreign currency translation (loss) gain	(37)	2,760	322	2,109
(Loss) on effective portion of cash flow hedge	(52)	—	(52)	—
Comprehensive income attributable to redeemable noncontrolling interest	986	3,659	3,171	4,446
Comprehensive income attributable to EZCORP, Inc.	$7,420	$41,054	$33,342	$73,867
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2014	2013
	(in thousands)
Operating Activities:
Net income	$33,462	$67,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,886	16,415
Consumer loan loss provision	17,365	12,900
Deferred income taxes	(1,624)	1,400
Other adjustments	2,551	—
(Gain) loss on sale or disposal of assets	(6,081)	42
Gain on sale of loan portfolio	(5,784)	—
Stock compensation	8,268	3,054
Income from investments in unconsolidated affiliates	(1,763)	(9,163)
Impairment of investments	7,940	—
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	2,625	2,366
Inventory, net	1,777	(3,034)
Prepaid expenses, other current assets, and other assets, net	(15,778)	(7,072)
Accounts payable and accrued expenses	(11,155)	(2,743)
Customer layaway deposits	353	812
Deferred gains and other long-term liabilities	1,554	350
Tax provision (benefit) from stock compensation	411	(342)
Income taxes receivable/payable	(1,987)	7,320
Dividends from unconsolidated affiliates	2,597	4,828
Net cash provided by operating activities	53,617	94,168
Investing Activities:
Loans made	(448,159)	(440,917)
Loans repaid	325,171	307,930
Recovery of pawn loan principal through sale of forfeited collateral	130,359	129,965
Additions to property and equipment	(10,643)	(23,506)
Acquisitions, net of cash acquired	(10,282)	(12,279)
Investments in unconsolidated affiliates	—	(11,018)
Proceeds from sale of assets	29,546	—
Other investing activities	94	—
Net cash provided by (used in) investing activities	16,086	(49,825)
Financing Activities:
Proceeds from exercise of stock options	—	6
Tax provision (benefit) from stock compensation	(411)	342
Taxes paid related to net share settlement of equity awards	(629)	(3,596)
Debt issuance costs	(5,176)	(259)
Payout of deferred and contingent consideration	(23,000)	—
Purchase of subsidiary shares from noncontrolling interest	(1,082)	—
Change in restricted cash	(25,099)	2,303
Proceeds from revolving line of credit	217,493	148,265
Payments on revolving line of credit	(273,070)	(194,805)
Proceeds from bank borrowings	86,661	1,172
Payments on bank borrowings and capital lease obligations	(49,497)	(5,170)
Net cash used in financing activities	(73,810)	(51,742)
Effect of exchange rate changes on cash and cash equivalents	(12)	365
Net decrease in cash and cash equivalents	(4,119)	(7,034)
Cash and cash equivalents at beginning of period	36,317	48,477
Cash and cash equivalents at end of period	$32,198	$41,443

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$118,050	$130,675
Issuance of common stock due to acquisitions	$—	$38,705
Deferred consideration	$5,331	$24,000
Contingent consideration	$—	$4,792
Accrued additions to property and equipment	$122	$—
Note receivable from sale of assets	$15,903	$—
Purchase of shares from noncontrolling interest	$619	$—
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value
	(in thousands)
Balances at September 30, 2012	51,226	$512	$268,626	$565,803	$(113)	$834,828
Stock compensation	—	—	3,054	—	—	3,054
Stock options exercised	3	—	6	—	—	6
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,423)	—	85	(2,338)
Release of restricted stock	392	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	342	—	—	342
Taxes paid related to net share settlement of equity awards	—	—	(3,596)	—	—	(3,596)
Unrealized loss on available-for-sale securities	—	—	—	—	(172)	(172)
Foreign currency translation adjustment	—	—	—	—	9,256	9,256
Net income attributable to EZCORP, Inc.	—	—	—	64,698	—	64,698
Balances at March 31, 2013	54,178	$538	$315,092	$630,501	$9,056	$955,187

Balances at September 30, 2013	54,240	$543	$320,777	$599,880	$(6,674)	$914,526
Stock compensation	—	—	8,276	—	—	8,276
Purchase of subsidiary shares from noncontrolling interest	—	—	(619)	—	(15)	(634)
Release of restricted stock	142	—	—	—	—	—
Tax deficiency of stock compensation	—	—	(420)	—	—	(420)
Taxes paid related to net share settlement of equity awards	—	—	(629)	—	—	(629)
Effective portion of cash flow hedge	—	—	—	—	(78)	(78)
Unrealized gain on available-for-sale securities	—	—	—	—	401	401
Foreign currency translation adjustment	—	—	—	—	2,098	2,098
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	375	375
Net income attributable to EZCORP, Inc.	—	—	—	30,561	—	30,561
Balances at March 31, 2014	54,382	$543	$327,385	$630,441	$(3,893)	$954,476
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
March 31, 2014

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
The accompanying financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2013. The balance sheet at September 30, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our business is subject to seasonal variations, and operating results for the three and six months ended March 31, 2014 (the "current quarter" and "current six-month period") are not necessarily indicative of the results of operations for the full fiscal year.
The consolidated financial statements include the accounts of EZCORP, Inc. ("EZCORP") and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. As of March 31, 2014, we own 60% of the outstanding equity interests in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), doing business under the brands "Crediamigo" and "Adex," and 59% of Renueva Comercial S.A.P.I. de C.V. ("TUYO"), and therefore, include their results in our consolidated financial statements. We account for our investments in Albemarle & Bond Holdings, PLC ("Albemarle & Bond") and Cash Converters International Limited ("Cash Converters International") using the equity method.
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
Recently Issued Accounting Pronouncements
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update provides guidance for the reporting of discontinued operations if (1) a component or group of components of an entity meets the criteria in FASB ASC Paragraph 205-20-45-1E to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). This update states that a discontinued operation can also include a business or nonprofit activity. Among other disclosures, ASU No. 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. ASU 2014-08 is effective prospectively for (1) all disposals of components that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; and (2) all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We do not anticipate that the adoption of ASU No. 2014-08 will have a material effect on our financial position, results of operations or cash flows.
NOTE 2: DISCONTINUED OPERATIONS
During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores (all of which were in operation at March 31, 2013) in a variety of locations. These stores were generally older, smaller stores that did not fit our future growth profile.
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
Due to discontinued operations, we incurred charges in the fiscal year ended September 30, 2013 for lease termination costs, asset and inventory write-downs to net realizable liquidation value, uncollectible receivables, and employee severance costs. During the second quarter ended March 31, 2014, we recorded $0.5 million of pre-tax gains related to these termination costs, primarily lease terminations of $0.4 million, as negotiated amounts were lower than the initial lease buyout estimates recorded in the prior year. During the six-month period ended March 31, 2014, we recorded $3.1 million of pre-tax gains related to these termination costs, primarily lease terminations of $2.2 million, as negotiated amounts were lower than the initial lease buyout estimates recorded in the prior year, and inventory write-downs of $0.6 million. These gains have been recorded as part of income from discontinued operations in our three and six-month periods ended March 31, 2014 condensed consolidated statement of operations, respectively.
As of March 31, 2014 accrued severance and lease termination costs related to discontinued operations were $2.2 million. This amount is included in accounts payable and accrued liabilities in our condensed consolidated balance sheet. During the three and six-month periods ended March 31, 2014, cash payments of $1.2 million and $2.9 million, respectively, were made with regard to the recorded termination costs.

Discontinued operations in the three-month periods ended March 31, 2014 and 2013 include $0.2 million and $4.0 million of total revenues, respectively. The six-month periods ended March 31, 2014 and 2013 include $2.8 million and $8.5 million of total revenues, respectively.

The table below summarizes the operating losses from discontinued operations by operating segment:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
U.S. & Canada
Net revenues	$30	$1,503	$215	$3,017
Operating expenses	116	2,898	403	6,031
Operating loss from discontinued operations before taxes	(86)	(1,395)	(188)	(3,014)
Total termination gain related to the reorganization	(311)	—	(951)	—
Income (loss) from discontinued operations before taxes	225	(1,395)	763	(3,014)
Income tax (provision) benefit	(76)	66	35	171
Income (loss) from discontinued operations, net of tax	$149	$(1,329)	$798	$(2,843)

Latin America
Net revenues	$(474)	$783	$(809)	$1,731
Operating expenses	7	1,184	397	2,406
Operating loss from discontinued operations before taxes	(481)	(401)	(1,206)	(675)
Total termination gain related to the reorganization	(209)	—	(2,126)	—
(Loss) income from discontinued operations before taxes	(272)	(401)	920	(675)
Income tax benefit (provision)	83	120	(276)	202
(Loss) income from discontinued operations, net of tax	$(189)	$(281)	$644	$(473)

Consolidated
Net revenues	$(444)	$2,286	$(594)	$4,748
Operating expenses	123	4,082	800	8,437
Operating loss from discontinued operations before taxes	(567)	(1,796)	(1,394)	(3,689)
Total termination gain related to the reorganization	(520)	—	(3,077)	—
(Loss) income from discontinued operations before taxes	(47)	(1,796)	1,683	(3,689)
Income tax benefit (provision)	7	186	(241)	373
(Loss) income from discontinued operations, net of tax	$(40)	$(1,610)	$1,442	$(3,316)

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
During the six-month period ended March 31, 2014, we had no acquisitions accounted for as a business combination.
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
Based on the final purchase price allocation, the contingent consideration was valued at $4.8 million. This amount was calculated using a Monte Carlo simulation, whereby future net income is simulated over the earn-out period. For each simulation path, the earn-out payments were calculated and then discounted to the valuation date. The fair value of the earn-out was then estimated to be the arithmetic average of all paths. The model utilized forecasted net income, and the valuation was performed in a risk-neutral framework. The significant inputs used for the valuation are not observable in the market, and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy. This contingent consideration element was valued and recorded during the first quarter ended December 31, 2013.

The three and six month periods ended March 31, 2014 include $4.2 million and $7.2 million in total revenues and $0.7 million and $3.5 million in losses related to EZCORP Online. The three and six month periods ended March 31, 2013 include $1.4 million and $1.5 million in total revenues and $2.8 million and $3.1 million in losses related to EZCORP Online.
TUYO
On November 1, 2012, we acquired a 51.0% interest in Renueva Comercial S.A.P.I. de C.V., a company headquartered in Mexico City and doing business under the name "TUYO", for approximately $1.1 million. On January 1, 2014, we acquired an additional 7.9% interest in TUYO for $1.1 million, increasing our ownership percentage to 58.9%. This transaction was treated as an equity transaction and not an adjustment to the purchase price of the initial controlling interest acquisition of TUYO. Refer to Note 9 for further detail. As of March 31, 2014, TUYO owned and operated 19 stores in Mexico City and the surrounding metropolitan area. In these stores, TUYO buys quality used merchandise from customers and then resells that merchandise to other customers. TUYO also sells refurbished or other merchandise acquired in bulk from wholesalers. As this acquisition was individually immaterial, we present its related information, other than information related to the redeemable noncontrolling interest, combined with other immaterial acquisitions.
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

Other - 2013

On April 26, 2013, Grupo Finmart, our 60% owned subsidiary, purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company. The total purchase price is performance-based and will be determined over a period of four years. A minimum of $3.5 million will be paid, of which $2.7 million was paid at closing with the remaining due on January 2, 2017. The performance consideration element will be based on interest income generated by the acquired portfolios and new loans made through Fondo ACH's contractual relationships. The contingent consideration element of the purchase price, which is the amount in excess of the guaranteed $3.5 million, has been valued at $2.3 million as of the acquisition date and recorded during the quarter ended March 31, 2014. As this acquisition was individually immaterial, we present its related information combined with other immaterial acquisitions.
The fiscal year ended September 30, 2013, includes the December 2012 acquisition of 12 pawn locations in Arizona, which was a new state of operation for EZCORP. As this acquisition was individually immaterial, we present its related information combined with other immaterial acquisitions.
All acquisitions were made as part of our continuing strategy to enhance and diversify our earnings over the long-term. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include our initial entry into several markets and a greater presence in others, as well as the ability to further leverage our expense structure through increased scale. There were no transaction related expenses for the six-month period ended March 31, 2014 and approximately $0.5 million for the six-month period ended March 31, 2013, which were expensed as incurred and recorded as operations expense. These amounts exclude costs related to transactions that did not close and future acquisitions. The results of all acquisitions have been consolidated with our results since their respective closing. Pro forma results of operations have not been presented because it is impracticable to do so, as historical audited financial statements in U.S. GAAP are not readily available.

The following table provides information related to the acquisition of domestic and foreign retail and financial services locations during fiscal 2013:

	Fiscal Year Ended September 30, 2013
	Go Cash	Other Acquisitions
Current assets:	(in thousands)
Pawn loans	$—	$5,714
Consumer loans, net	—	1,079
Service charges and fees receivable, net	23	399
Inventory, net	—	2,441
Prepaid expenses and other assets	120	508
Total current assets	143	10,141
Property and equipment, net	268	1,078
Goodwill	44,020	17,187
Intangible assets	11,215	2,685
Non-current consumer loans, net	—	3,336
Other assets	124	314
Total assets	55,770	34,741
Current liabilities:
Accounts payable and other accrued expenses	202	560
Customer layaway deposits	—	103
Total current liabilities	202	663
Total liabilities	202	663
Redeemable noncontrolling interest	—	2,836
Net assets acquired	$55,568	$31,242

Goodwill deductible for tax purposes	$44,020	$—

Indefinite-lived intangible assets acquired:
Domain name	$215	$—
Definite-lived intangible assets acquired (1):
Non-compete agreements	$—	$30
Internally developed software	$11,000	$66
Contractual relationship	$—	$2,589
(1) The weighted average useful life of definite-lived intangible assets acquired is five years.

Per FASB ASC 805-10-25, adjustments to provisional purchase price allocation amounts made during the measurement period shall be recorded as if the accounting for the business combination had been completed at the acquisition date. Thus, the acquirer shall revise comparative information for prior periods presented in financial statements. The amounts above and our condensed consolidated balance sheets as of March 31, 2013 and September 30, 2013 reflect all measurement period adjustments recorded since the acquisition date. As of March 31, 2013 these adjustments include $1.1 million decrease in the value of intangibles assets and a $4.8 million increase to deferred gains and other long-term liability for a net increase in goodwill of $5.9 million. As of September 30, 2013, these adjustments include a $6.9 million increase to deferred gains and other long-term liability, a $4.8 million increase to goodwill, a $1.9 million increase to intangible assets, and a $0.2 million net increase to various other assets.
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
Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP, Inc., net of tax (A)	$8,032	$35,591	$29,119	$68,014
(Loss) Income from discontinued operations, net of tax (B)	(40)	(1,610)	1,442	(3,316)
Net income attributable to EZCORP (C)	7,992	33,981	$30,561	$64,698

Weighted average outstanding shares of common stock (D)	54,374	54,172	54,353	53,099
Dilutive effect of stock options and restricted stock	212	80	230	73
Weighted average common stock and common stock equivalents (E)	54,586	54,252	54,583	53,172

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations attributable to EZCORP, Inc. (A / D)	$0.15	$0.66	$0.53	$1.28
Discontinued operations (B / D)	—	(0.03)	0.03	(0.06)
Basic earnings per share (C / D)	$0.15	$0.63	$0.56	$1.22

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations attributable to EZCORP, Inc. (A / E)	$0.15	$0.66	$0.53	$1.28
Discontinued operations (B / E)	—	(0.03)	0.03	(0.06)
Diluted earnings per share (C / E)	$0.15	$0.63	$0.56	$1.22

Potential common shares excluded from the calculation of diluted earnings per share	544	—	236	7
NOTE 5: STRATEGIC INVESTMENTS
Cash Converters International Limited
At March 31, 2014, we owned 136,848,000 shares, or approximately 32%, of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia. Cash Converters International franchises and operates a worldwide network of over 700 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods, with significant store concentrations in Australia and the United Kingdom. Those shares include 12,430,000 shares that we acquired in November 2012 for approximately $11.0 million in cash as part of a share placement. Our total investment in Cash Converters International was acquired between November 2009 and November 2012 for approximately $68.8 million.
We account for our investment in Cash Converters International using the equity method. Since Cash Converters International’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters International files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our six-month periods ended March 31, 2014 and 2013 represents our percentage interest in the results of Cash Converters International’s operations from July 1, 2013 to December 31, 2013 and July 1, 2012 to December 31, 2012, respectively.
Conversion of Cash Converters International’s financial statements into U.S. GAAP resulted in no material differences from those reported by Cash Converters following IFRS.
In its functional currency of Australian dollars, Cash Converters International’s total assets increased 32% from December 31, 2012 to December 31, 2013 and its net income attributable to the owners of the parent decreased 46% for the six months ended December 31, 2013. This decrease is primarily due to a decline in short-term personal lending as a result of regulatory changes in Australia. Cash Converters International sees these regulatory changes as an opportunity to capitalize on their strong compliance culture and critical mass in terms of stores and financing capability. For the month of December 2013, loan volumes returned to record levels as the customers are becoming more familiar with the documentation required to meet the new regulatory requirements.
The following table presents summary financial information for Cash Converters International’s most recently reported results after translation to U.S. dollars (using the exchange rate as of December 31 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of December 31,
	2013	2012
	(in thousands)
Current assets	$202,735	$169,739
Non-current assets	148,010	141,258
Total assets	$350,745	$310,997
Current liabilities	$77,263	$38,735
Non-current liabilities	52,522	31,591
Shareholders’ equity:
Equity attributable to owners of the parent	224,026	240,671
Non-controlling interest	(3,065)	—
Total liabilities and shareholders’ equity	$350,746	$310,997

	Six Months Ended December 31,
	2013	2012
	(in thousands)
Gross revenues	$143,517	$140,123
Gross profit	91,605	95,149
Profit for the period attributable to:
Owners of the parent	$9,103	$19,143
Noncontrolling interest	(2,417)	—

Albemarle & Bond Holdings, PLC
At March 31, 2014, we owned 16,644,640 ordinary shares of Albemarle & Bond, representing approximately 30% of its total outstanding shares. Our total cost for those shares was approximately $27.6 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method.
Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our six-month periods ended March 31, 2014 and 2013 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2013 to December 31, 2013 and July 1, 2012 to December 31, 2012, respectively.
On April 19, 2013, Albemarle & Bond announced that it expected profits for their full fiscal year (ending June 30, 2013) to be materially below market expectations, citing reduction in gold buying profit and pressures on its pawn loan business due to the challenging gold environment and increased competition. In addition Albemarle & Bond's Board of Directors announced that their CEO would step down earlier than planned. In early October 2013, Albemarle & Bond announced that discussions to underwrite an equity funding had failed and they were in ongoing discussions with their banks to negotiate covenants. The market price of Albemarle & Bond’s stock declined as a result of this information. Due to these events, we evaluated the economic and strategic benefits of continuing to hold this investment. Based on the review as of October 18, 2013, we determined that the fair value of this investment was less than its carrying value as of September 30, 2013 and that this impairment was other than temporary. As a result, we recognized an other than temporary impairment of $42.5 million ($28.7 million, net of taxes), which brought our carrying value of this investment to $9.4 million at the end of the year ended September 30, 2013.

As of March 31, 2014, we concluded that this investment was impaired, and that such impairment was other than temporary. In reaching this conclusion, we considered all available evidence, including that (i) Albemarle & Bond had not achieved forecasted revenue or operating results, (ii) Albemarle & Bond had been negatively impacted by the falling price of gold on the international markets, a drop of more than 20% this year, (iii) Albemarle & Bond commenced a formal sale process of the company on December 5, 2013 and then terminated the process on January 27, 2014 after deciding that none of the proposals deemed to represent a fair value for the company, and (iv) a prolonged drop in Albemarle & Bond's stock price as a result of the above aforementioned factors. The active trading of Albemarle & Bond was suspended on March 24, 2014. Despite the final sale of Albemarle & Bond in April 2014 we believe limited value, if any, is attributable to our investment. As a result, we recognized an other than temporary impairment of $7.9 million ($5.4 million, net of taxes) during the quarter ended March 31, 2014, which brought our carrying value of this investment to zero.
Conversion of Albemarle & Bond’s financial statements into U.S. GAAP resulted in no material differences from those reported by Albemarle & Bond following IFRS.
The table below summarizes the recorded value and fair value of each of these strategic investments at the dates indicated. The fair values of Albemarle & Bond as of March 31, 2013 and Cash Converters International as of March 31, 2014 and 2013 as well as September 30, 2013 are considered Level 1 estimates within the fair value hierarchy of FASB ASC 820-10-50, and were calculated as (a) the quoted stock price on each company’s principal market multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate at the dates indicated. We included no control premium by owning a large percentage of outstanding shares.
The fair value for Albemarle & Bond at March 31, 2014 is considered a Level 2 estimate within the fair value hierarchy of FASB ASC 820-10-50. We calculated the fair value based on (a) the last known stock price after all active trading was suspended on March 21, 2014 and (b) Albemarle & Bond's announcement of limited, if any, value available to the ordinary shares of its stock, which was considered to be an unobservable input insignificant to the overall determination of the Albemarle & Bond fair value. The fair value for Albemarle & Bond at September 30, 2013 is considered a Level 2 estimate within the fair value hierarchy of FASB ASC 820-10-50. We calculated the fair value based on (a) the quoted average stock price of Albemarle & Bond over the two week period subsequent to the October announcement multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate as of the dates indicated during the post September 30, 2013 measurement date. We believe this measurement date allowed the market to react and adjust to the information released by Albemarle & Bond the first week of October 2013, as previously mentioned, and therefore resulted in a reasonable fair value as of September 30, 2013.

	March 31,		September 30,
	2014	2013	2013
	(in thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$—	$53,053	$9,439
Fair value	—	54,103	9,439
Cash Converters International:
Recorded value	$88,685	$94,179	$87,645
Fair value	121,478	208,110	165,663

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the balance of goodwill and each major class of intangible assets at the specified dates:

	March 31,		September 30,
	2014	2013	2013
	(in thousands)
Goodwill	$435,048	$438,016	$433,300

Indefinite-lived intangible assets:
Pawn licenses	$8,836	$8,836	$8,836
Trade name	9,887	9,772	9,791
Domain name	215	215	215
Total indefinite-lived intangible assets	$18,938	$18,823	$18,842

Definite-lived intangible assets:
Real estate finders’ fees	$866	$1,079	$902
Non-compete agreements	479	934	673
Favorable lease	565	668	614
Franchise rights	1,263	1,439	1,388
Deferred financing costs	7,678	5,975	5,033
Contractual relationship	12,886	13,162	14,039
Internally developed software	26,121	18,033	22,088
Other	220	274	226
Total definite-lived intangible assets	$50,078	$41,564	$44,963

Intangible assets, net	$69,016	$60,387	$63,805

The following tables present the changes in the carrying value of goodwill over the periods presented:

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances at September 30, 2013	$283,199	$110,209	$39,892	$433,300
Effect of foreign currency translation changes	—	513	1,235	1,748
Balances at March 31, 2014	$283,199	$110,722	$41,127	$435,048

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances at September 30, 2012	$224,306	$110,401	$39,956	$374,663
Acquisitions	58,925	2,221	—	61,146
Effect of foreign currency translation changes	(1)	4,578	(2,370)	2,207
Balances at March 31, 2013	$283,230	$117,200	$37,586	$438,016

In accordance with ASC 350-20-35, Goodwill - Subsequent Measurement, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently when there are events or circumstances that indicate that it is more likely than not that an impairment exists. During the second quarter ended March 31, 2014, we evaluated such events and circumstances and concluded that it was not more likely than not that a goodwill or intangible assets impairment existed. We will continue to monitor if an interim triggering event is present in subsequent periods, and we will perform our required annual impairment test in the fourth quarter of our fiscal year.

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Amortization expense in continuing operations	$1,975	$1,316	$3,915	$2,030
Operations expense	31	32	61	67
Interest expense	1,660	760	2,550	1,524
Total expense from the amortization of definite-lived intangible assets	$3,666	$2,108	$6,526	$3,621
The following table presents our estimate of future amortization expense for definite-lived intangible assets:

Fiscal Years Ended September 30,	Amortization expense	Operations expense	Interest expense
	(in thousands)
2014	$4,284	$60	$2,690
2015	8,333	109	2,253
2016	7,886	106	1,134
2017	7,663	106	880
2018	5,232	106	617
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE 7: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The following table presents our long-term debt instruments and balances under capital lease obligations outstanding at March 31, 2014 and 2013 and September 30, 2013. The recourse line of credit is due in May 2015; the non-recourse debt matures at various months in the years so indicated in the table below:

	March 31, 2014		March 31, 2013		September 30, 2013
	Carrying Amount	Debt Premium	Carrying Amount	Debt Premium	Carrying Amount	Debt Premium
	(in thousands)
Recourse to EZCORP:
Domestic line of credit up to $200 million due 2015	$83,000	$—	$74,000	$—	$140,900	$—
Capital lease obligations	639	—	1,181	—	924	—
Non-recourse to EZCORP:
Secured foreign currency line of credit up to $4 million due 2014	528	51	2,009	156	1,207	99
Secured foreign currency line of credit up to $19 million due 2015	2,616	—	12,142	—	6,281	—
Secured foreign currency line of credit up to $5 million due 2015	2,863	—	—	—	—	—
Secured foreign currency line of credit up to $5 million due 2016	1,077	—	—	—	—	—
Secured foreign currency line of credit up to $23 million due 2017	22,929	—	22,352	—	22,822	—
Consumer loans facility due 2017	—	—	33,995	—	31,951	—
Consumer loans facility due 2019	55,715	—	—	—	—	—
10% unsecured notes due 2013	—	—	664	—	503	—
15% unsecured notes due 2013	—	—	14,273	825	12,884	244
10% unsecured notes due 2014	7,212	—	2,373	—	8,925	—
11% unsecured notes due 2014	110	—	5,347	—	110	—
9% unsecured notes due 2015	29,933	—	—	—	16,068	—
10% unsecured notes due 2015	696	—	444	—	418	—
15% secured notes due 2015	—	—	4,561	513	4,185	381
10% unsecured notes due 2016	121	—	128	—	121	—
12% secured notes due 2017	4,103	281	—	—	—	—
12% secured notes due 2019	17,579	—	—	—	—	—
Total long-term obligations	229,121	332	173,469	1,494	247,299	724
Less current portion	14,761	255	35,445	1,141	30,969	543
Total long-term and capital lease obligations	$214,360	$77	$138,024	$353	$216,330	$181
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
Pursuant to the credit agreement, we may choose to pay interest to the lenders for outstanding borrowings at LIBOR plus 200 to 275 basis points or the banks' base rate plus 100 to 175 basis points, depending on our leverage ratio computed at the end of each calendar quarter. On the unused amount of the credit facility, we pay a commitment fee of 37.5 to 50.0 basis points depending on our leverage ratio calculated at the end of each quarter. Terms of the credit agreement require, among other things, that we meet certain financial covenants, restrict dividend payments and limit other and non-recourse debt. At March 31, 2014, we were in compliance with all covenants.
At March 31, 2014, $83.0 million was outstanding under our revolving credit agreement. This facility is collateralized with EZCORP’s domestic assets. We have also issued $3.1 million in letters of credit, leaving $113.9 million available on our revolving credit facility. The outstanding bank letters of credit were required under our workers' compensation insurance program and for our international office in Miami, Florida.

Deferred financing costs related to our credit agreement are included in intangible assets, net on the condensed consolidated balance sheets and are being amortized to interest expense over the term of the agreement.
Our senior secured credit agreement will expire in May 2015. We are actively working to replace this credit facility with a new financing facility.
On January 30, 2012, we acquired a 60% ownership interest in Grupo Finmart. Non-recourse debt amounts in the table above represent Grupo Finmart’s third-party debt. All unsecured notes are collateralized with Grupo Finmart's assets and are due at maturity. All lines of credit are guaranteed by Grupo Finmart's loan portfolio. Interest on lines of credit due 2014, 2015 and 2016 is charged at the Mexican Interbank Equilibrium ("TIIE") plus a margin varying from 5% to 10%. The line of credit due 2014 requires monthly payments of $0.1 million with remaining principal due at maturity. The two lines of credit due 2015 require monthly payments of $0.5 million with the remaining principal due at maturity. The line of credit due 2016 requires monthly payments of $0.1 million with the remaining principal due at maturity. The line of credit due 2017 has a 14.5% interest rate, requires monthly payments of $1.9 million, and the remaining principal is due at maturity. The 12% secured notes due 2017 require monthly payments of $0.1 million with the remaining principal due at maturity. The 12% secured notes due 2019 require monthly payment of $1.0 million with the remaining principal due at maturity.
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
On July 10, 2012, Grupo Finmart entered into a securitization transaction to transfer the collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash on a non-recourse basis. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The securitization agreement called for a two-year lending period in which the trust would use principal collections of the consumer loan portfolio to acquire additional collection rights up to $114.6 million in eligible loans from Grupo Finmart. Upon the termination of the lending period, the collection received by the trust would be used to repay the debt. Grupo Finmart would continue to service the underlying loans in the trust. On February 17, 2014, Grupo Finmart repaid this facility. In connection with this repayment, we wrote off the deferred financing costs related to this facility.
On February 17, 2014, Grupo Finmart entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The unrestricted cash received from this borrowing in the amount of $35.2 million was primarily used to repay the previous securitization borrowing facility due 2017 and the transaction costs associated with this transaction. The cash proceeds of approximately $20.5 million is restricted primarily for $17.8 million of collection rights on the additional eligible loans from Grupo Finmart, which Grupo Finmart expects to deliver to the trust within the next 12 months, and $2.7 million of interest and trust maintenance costs to be recovered at repayment. The restricted cash proceeds of $17.8 million is recourse to Grupo Finmart unless additional eligible loans are delivered within two-year period specified in the agreement. The borrowing facility has a two year lending period and matures on March 19, 2019. Upon the termination of the lending period, Grupo has an option to start prepaying the principle early from the collection received by the trust. Grupo Finmart will continue to service the underlying loans in the trust.
Deferred financing costs related to the new consumer loans facility, totaling approximately $2.5 million are included in intangible assets, net on the condensed consolidated balance sheets and are being amortized to interest expense over the term of the agreement.
Grupo Finmart is the primary beneficiary of the securitization trust because Grupo Finmart has the power to direct the most significant activities of the trust through its role as servicer of all the receivables held by the trust and through its obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we consolidate the trust.
As of March 31, 2014, borrowings under the securitization borrowing facility due 2019 amounted to $55.7 million. Interest is charged at TIIE plus a 2.5% margin, or a total of 6.3% as of March 31, 2014.
On May 15, 2013, Grupo Finmart issued and sold $30.0 million of 9% Global Registered Notes due November 16, 2015. Notes with an aggregate principal amount of $14.0 million were originally purchased by EZCORP and, therefore, eliminated in consolidation in prior periods. On March 31, 2014, EZCORP sold its outstanding notes in the amount of $11.7 million to the outside party, thereby increasing the total consolidated notes balance. As a result of this transaction we recorded a loss of $0.7 million, which is included under (loss) gain on sale or disposal of assets in our three and six month period ended March 31, 2014 condensed consolidated statement of operations. Grupo Finmart used a portion of the net proceeds of the offering to repay existing indebtedness, and used the remaining portion for general operating purposes.

NOTE 8: COMMON STOCK, OPTIONS AND STOCK COMPENSATION
Our net income includes the following compensation costs related to our stock compensation arrangements:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Gross compensation costs	$7,040	$2,129	$8,276	$3,054
Income tax benefits	(2,444)	(720)	(2,869)	(1,019)
Net compensation expense	$4,596	$1,409	$5,407	$2,035

In the current three and six month periods ended March 31, 2014, no stock options were exercised. In the prior year three and six-month periods ended March 31, 2013, stock option exercises resulted in the issuance of 3,000 shares for nominal proceeds.

On March 25, 2014, following the shareholders' approval, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized Class A Shares from 55,550,000 to 100,000,000.

In connection with the impending retirement of our Executive Chairman effective June 30, 2014, we agreed to accelerate the vesting of 270,000 shares of restricted stock and recorded $2.2 million of the related gross compensation costs in the current quarter. Out of the 270,000 shares, 135,000 shares would have otherwise vested on October 2, 2014 and 135,000 shares would have otherwise vested on October 2, 2016.

NOTE 9: REDEEMABLE NONCONTROLLING INTEREST
The following table provides a summary of the activities in our redeemable noncontrolling interests as of March 31, 2014 and 2013:

Redeemable Noncontrolling Interests
(in thousands)
Balance as of September 30, 2012	$53,681
Acquisition of redeemable noncontrolling interest	2,836
Sale of additional shares to parent	(7,981)
Net income attributable to redeemable noncontrolling interests	2,337
Foreign currency translation adjustment attributable to noncontrolling interests	2,109
Balance as of March 31, 2013	$52,982

Balance as of September 30, 2013	$55,393
Sale of additional shares to parent	(457)
Net income attributable to redeemable noncontrolling interests	2,901
Foreign currency translation adjustment attributable to noncontrolling interests	322
Effective portion of cash flow hedge	(52)
Balance as of March 31, 2014	$58,107
On November 1, 2012, we acquired a 51% interest in TUYO (see Note 3 for details). On January 1, 2014, we acquired an additional 7.9% interest in TUYO for $1.1 million, increasing our ownership percentage to 58.9%.
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

The current quarter’s effective tax provision rate from continuing operations is 31.6% of pretax income compared to 30.8% for the prior year quarter. For the current six-month period, the effective tax provision rate from continuing operations is 30.5% compared to 31.9% in the prior year six-month period. The effective tax rate for the three month period ended March 31, 2014 was higher primarily due to the one-time tax benefit in the prior year three-month period from the recognition of foreign net operating losses. The effective tax rate for the six-month period ended March 31, 2014 was lower primarily due to the continued diversification of our operations worldwide.

The current quarter's effective tax benefit rate from discontinued operations is 14.9% compared to the tax benefit rate of 10.4% for the prior year quarter. For the current six-month period, the effective tax provision rate from discontinued operations is 14.3% compared to the tax benefit rate of 10.1% in the prior year six-month period.

For the six months ended March 31, 2014, approximately 45% of the pre-tax income from discontinued operations was from our Canada operations, which has a net operating loss carryforward, against which we have provided a valuation allowance.  In addition, Mexico accounted for approximately 55% of the pre-tax income from discontinued operations. Our effective tax rate in Mexico is 5% lower than the effective tax rate for our U.S. operations and accounted for a larger percentage of the discontinued operations income compared to Mexico’s percentage of income from continuing operations. The combination of a net operating loss in Canada and a lower tax rate in Mexico resulted in a materially different tax rate for discontinued operations compared to continuing operations.
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

•
Other International — All business activities in the rest of the world (currently consisting of Cash Genie online lending business in the United Kingdom and our equity interests in the results of operations of Albemarle & Bond and Cash Converters International)

There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information for the three and six-month periods ending March 31, 2014 and 2013, including reclassifications discussed in Note 1 "Organization and Summary of Significant Accounting Policies."

	Three Months Ended March 31, 2014
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$89,937	$13,517	$—	$103,454	$—	$103,454
Jewelry scrapping sales	24,697	1,496	—	26,193	—	26,193
Pawn service charges	52,154	7,008	—	59,162	—	59,162
Consumer loan fees and interest	45,657	14,328	4,800	64,785	—	64,785
Other revenues	1,009	5,065	32	6,106	—	6,106
Total revenues	213,454	41,414	4,832	259,700	—	259,700
Merchandise cost of goods sold	54,890	8,967	—	63,857	—	63,857
Jewelry scrapping cost of goods sold	18,793	1,318	—	20,111	—	20,111
Consumer loan bad debt	9,121	454	847	10,422	—	10,422
Net revenues	130,650	30,675	3,985	165,310	—	165,310
Operating expenses (income):
Operations	85,926	18,086	4,052	108,064	—	108,064
Administrative	—	—	—	—	20,032	20,032
Depreciation	4,295	1,450	105	5,850	1,689	7,539
Amortization	657	607	25	1,289	686	1,975
(Gain) loss on sale or disposal of assets	(441)	(2)	159	(284)	626	342
Interest (income) expense, net	(16)	4,246	—	4,230	1,045	5,275
Equity in net income of unconsolidated affiliates	—	—	(492)	(492)	—	(492)
Impairment of investments	—	—	7,940	7,940	—	7,940
Other (income) expense	—	(11)	375	364	960	1,324
Segment contribution (loss)	$40,229	$6,299	$(8,179)	$38,349
Income (loss) from continuing operations before income taxes				$38,349	$(25,038)	$13,311

	Three Months Ended March 31, 2013
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$86,409	$13,673	$—	$100,082	$—	$100,082
Jewelry scrapping sales	40,501	2,081	—	42,582	—	42,582
Pawn service charges	54,500	7,515	—	62,015	—	62,015
Consumer loan fees and interest	42,266	11,842	6,643	60,751	—	60,751
Other revenues	1,620	205	859	2,684	—	2,684
Total revenues	225,296	35,316	7,502	268,114	—	268,114
Merchandise cost of goods sold	50,819	7,897	—	58,716	—	58,716
Jewelry scrapping cost of goods sold	27,563	1,748	—	29,311	—	29,311
Consumer loan bad debt expense (benefit)	6,441	(661)	2,677	8,457	—	8,457
Net revenues	140,473	26,332	4,825	171,630	—	171,630
Operating expenses (income):
Operations	82,827	15,335	3,669	101,831	—	101,831
Administrative	—	—	—	—	8,603	8,603
Depreciation	4,030	1,257	99	5,386	1,685	7,071
Amortization	622	416	23	1,061	255	1,316
(Gain) loss on sale or disposal of assets	(1)	14	—	13	—	13
Interest expense (income), net	15	2,802	(1)	2,816	937	3,753
Equity in net income of unconsolidated affiliates	—	—	(4,125)	(4,125)	—	(4,125)
Other (income) expense	(1)	(315)	—	(316)	721	405
Segment contribution	$52,981	$6,823	$5,160	$64,964
Income (loss) from continuing operations before income taxes				$64,964	$(12,201)	$52,763

	Six Months Ended March 31, 2014
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$178,827	$30,214	$—	$209,041	$—	$209,041
Jewelry scrapping sales	50,622	3,274	—	53,896	—	53,896
Pawn service charges	109,223	14,072	—	123,295	—	123,295
Consumer loan fees and interest	94,359	28,621	8,134	131,114	—	131,114
Other revenues	1,494	10,187	30	11,711	—	11,711
Total revenues	434,525	86,368	8,164	529,057	—	529,057
Merchandise cost of goods sold	107,937	19,508	—	127,445	—	127,445
Jewelry scrapping cost of goods sold	37,363	2,768	—	40,131	—	40,131
Consumer loan bad debt	24,677	1,845	2,332	28,854	—	28,854
Net revenues	264,548	62,247	5,832	332,627	—	332,627
Operating expenses (income):
Operations	176,608	36,468	7,757	220,833	—	220,833
Administrative	—	—	—	—	35,777	35,777
Depreciation	8,562	2,909	208	11,679	3,326	15,005
Amortization	1,309	1,224	51	2,584	1,331	3,915
(Gain) loss on sale or disposal of assets	(6,759)	4	159	(6,596)	648	(5,948)
Interest (income) expense, net	(11)	7,394	(2)	7,381	2,226	9,607
Equity in net income of unconsolidated affiliates	—	—	(1,763)	(1,763)	—	(1,763)
Impairment of investments	—	—	7,940	7,940	—	7,940
Other (income) expense	—	(41)	346	305	851	1,156
Segment contribution (loss)	$84,839	$14,289	$(8,864)	$90,264
Income (loss) from continuing operations before income taxes				$90,264	$(44,159)	$46,105

	Six Months Ended March 31, 2013
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$166,113	$28,573	$—	$194,686	$—	$194,686
Jewelry scrapping sales	82,489	4,802	—	87,291	—	87,291
Pawn service charges	112,697	14,718	—	127,415	—	127,415
Consumer loan fees and interest	86,594	23,719	13,572	123,885	—	123,885
Other revenues	4,411	1,846	1,241	7,498	—	7,498
Total revenues	452,304	73,658	14,813	540,775	—	540,775
Merchandise cost of goods sold	97,141	16,520	—	113,661	—	113,661
Jewelry scrapping cost of goods sold	56,637	3,979	—	60,616	—	60,616
Consumer loan bad debt expense (benefit)	17,369	(1,709)	6,318	21,978	—	21,978
Net revenues	281,157	54,868	8,495	344,520	—	344,520
Operating expenses (income):
Operations	167,399	29,970	7,747	205,116	—	205,116
Administrative	—	—	—	—	22,274	22,274
Depreciation	7,721	2,362	170	10,253	3,378	13,631
Amortization	769	851	49	1,669	361	2,030
Loss on sale or disposal of assets	28	14	—	42	—	42
Interest expense (income), net	32	5,415	(1)	5,446	1,944	7,390
Equity in net income of unconsolidated affiliates	—	—	(9,163)	(9,163)	—	(9,163)
Other (income) expense	(5)	(295)	(69)	(369)	273	(96)
Segment contribution	$105,213	$16,551	$9,762	$131,526
Income (loss) from continuing operations before income taxes				$131,526	$(28,230)	$103,296

The following tables provide geographic information required by ASC 280-10-50-41:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
Revenues:
U.S.	$210,379	$222,341	$427,865	$446,376
Mexico	41,414	35,316	86,368	73,658
Canada	3,075	2,955	6,660	5,928
U.K	4,832	7,502	8,164	14,813
Total	$259,700	$268,114	$529,057	$540,775

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
We consider consumer loans made at our storefronts to be defaulted if they have not been repaid or renewed by the maturity date. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection.
Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans.
Consumer loans made by EZCORP Online are considered delinquent if they are not repaid or renewed by the maturity date. We do not continue to accrue revenues on delinquent loans. All outstanding principal balances and fee receivables greater than 60 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt and reverse accrued unsecured consumer loan fee revenue. Subsequent collections of these amounts are recorded as a reduction to consumer loan bad debt expense and as consumer loan fee revenue.
Consumer loans made online in the U.K. are considered delinquent if they are not repaid or renewed by the maturity date. Based on historical collection experience and the age of past-due loans, we provide an allowance for losses up to 90 days past due. All outstanding principal balances and fee receivables greater than 90 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt and reverse accrued unsecured consumer loan fee revenue. Subsequent collections of these amounts are recorded as a reduction to consumer loan bad debt expense and as consumer loan fee revenue.

Grupo Finmart's unsecured long-term consumer loans are considered in current status as long as the customer is employed ("in payroll"). Loans outstanding from customers no longer employed ("out of payroll") are considered current if payments are made by the due date. However, if one payment of an out of payroll loan is delinquent, that one payment is considered defaulted. If two or more payments of an out of payroll loan are delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, Grupo Finmart charges the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of consumer loan bad debt when collected. Accrued fees related to defaulted loans reduce fee revenue upon default, and increase fee revenue upon collection. The $28.1 million recorded investment in unsecured long-term loans at March 31, 2014 that are greater than 90 days are related to customers that are in payroll.

The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision		Translation Adjustment	Allowance Balance at End of Period	Financing Receivable at End of Period
	(in thousands)
Unsecured short-term consumer loans:
Three Months Ended March 31, 2014	$2,848	$(16,601)	$16,689	$5,644		$5	$8,585	$26,815
Three Months Ended March 31, 2013	$2,553	$(10,875)	$5,480	$5,076		$—	$2,234	$20,022
Six Months Ended March 31, 2014	$2,928	$(28,803)	$20,884	$13,559		$17	$8,585	$26,815
Six Months Ended March 31, 2013	$2,390	$(22,924)	$10,281	$12,487		$—	$2,234	$20,022
Secured short-term consumer loans:
Three Months Ended March 31, 2014	$2,332	$(18,382)	$16,573	$1,291	*	$—	$1,814	$7,959
Three Months Ended March 31, 2013	$1,473	$(10,597)	$9,840	$642		$—	$1,358	$6,163
Six Months Ended March 31, 2014	$1,804	$(32,571)	$31,755	$826		$—	$1,814	$7,959
Six Months Ended March 31, 2013	$942	$(19,271)	$17,800	$1,887		$—	$1,358	$6,163
Unsecured long-term consumer loans:
Three Months Ended March 31, 2014	$1,956	$(85)	$1,142	$(455)	*	$3	$2,561	$115,411
Three Months Ended March 31, 2013	$624	$(791)	$1,136	$(663)	*	$24	$330	$91,747
Six Months Ended March 31, 2014	$972	$(926)	$1,573	$936		$6	$2,561	$115,411
Six Months Ended March 31, 2013	$623	$(952)	$2,357	$(1,716)	*	$18	$330	$91,747
* Benefit in consumer loan provision is due to the sale of past due loans and recoveries of loans previously written-off.

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
Short-term unsecured consumer loans made online in the U.K. remain as recorded investments when in default or nonaccrual status. Based on historical collection experience and the age of past-due loans, we provide an allowance for losses up to 90 days past due. All outstanding principal balances and fee receivables greater than 90 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt and reverse accrued unsecured consumer loan fee revenue. Subsequent collections of these amounts are recorded as a reduction to consumer loan bad debt expense and as consumer loan fee revenue.
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
On October 21, 2013, Grupo Finmart sold an unsecured long-term consumer loan portfolio, consisting of approximately 14,500 payroll withholding loans with a book value equal to $14.7 million, for $19.3 million. We realized a $4.6 million gain on this sale, which is included under other revenues in our six-month period ended March 31, 2014 condensed consolidated statement of operations.

On November 29, 2013, Grupo Finmart acquired an unsecured long-term consumer loan portfolio, consisting of approximately 10,500 payroll withholding loans, for a total purchase price of approximately $15.7 million. Of the total purchase price, a minimum of $11.5 million will be paid, of which approximately $10.4 million was paid at closing and $1.1 million will be paid over the next year. The total price includes deferred consideration of approximately $4.2 million, subject to the performance of the portfolio and payable over the next 12 months as stipulated in the purchase agreement. The fair value of the loan portfolio was $11.8 million as of the acquisition date.
On March 31, 2014, Grupo Finmart completed a sale of a long-term consumer loan portfolio, consisting of approximately 7,500 payroll withholding loans with a total book value of approximately $10.0 million of principal and $1.3 million of accrued interest for a promissory note in the amount of $16.0 million. The note was paid in full on April 21, 2014. The transfer of the property and title is irrevocable and all legal rights to this portfolio were assigned and transferred under standard warranties to the trust, which was set up in order to facilitate the management of the collection rights to the primary beneficiary, the purchaser. Grupo Finmart was retained by the trust as the primary servicer at agreed upon market rates for a term of 48 months. As a result of the sale of this portfolio we realized a $4.7 million gain, which is included under other revenues in our three and six month periods ended March 31, 2014 condensed consolidated statements of operations. As a result of the portfolio sale, we accelerated the amortization of the sales commissions related to the loans sold, which totaled approximately $0.7 million, which is part of operations expense in our condensed consolidated statements of operations for the three and six month periods ended March 31, 2014.
Grupo Finmart is not the primary beneficiary of the trust because Grupo Finmart does not individually have the power to direct the most significant activities of the trust and carries no obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we do not consolidate this trust.

The following table presents an aging analysis of past due financing receivables by portfolio segment:

	Days Past Due				Total	Current	Fair Value	Total Financing	Allowance	Recorded Investment > 90 Days
	1-30	31-60	61-90	>90	Past Due	Receivable	Adjustment	Receivable	Balance	Accruing
	(in thousands)
Unsecured short-term consumer loans:*
March 31, 2014	$1,063	$1,949	$898	$3,411	$7,321	$4,067	$—	$11,388	$6,964	$—
March 31, 2013	$13	$13	$—	$—	$26	$119	$—	$145	$30	$—
September 30, 2013	$113	$285	$257	$—	$655	$214	$—	$869	$464	$—
Secured short-term consumer loans:
March 31, 2014	$1,424	$736	$757	$1,184	$4,101	$3,858	$—	$7,959	$1,814	$—
March 31, 2013	$1,299	$747	$506	$825	$3,377	$2,786	$—	$6,163	$1,358	$—
September 30, 2013	$2,096	$1,313	$905	$910	$5,224	$4,565	$—	$9,789	$1,804	$—
Unsecured long-term consumer loans:
March 31, 2014
In Payroll	$792	$1,953	$1,503	$28,070	$32,318	$80,098	$1,218	$113,634	$1,587	$28,070
Out of payroll	24	34	25	943	1,026	1,111	(360)	1,777	974	—
	$816	$1,987	$1,528	$29,013	$33,344	$81,209	$858	$115,411	$2,561	$28,070
March 31, 2013
In Payroll	$1,545	$5,519	$3,856	$27,479	$38,399	$53,980	$(1,099)	$91,280	$327	$27,479
Out of payroll	—	—	—	—	—	467	—	467	3	—
	$1,545	$5,519	$3,856	$27,479	$38,399	$54,447	$(1,099)	$91,747	$330	$27,479
September 30, 2013
In Payroll	$8,726	$5,245	$1,392	$29,492	$44,855	$63,209	$(196)	$107,868	$758	$29,492
Out of payroll	183	109	192	—	484	258	(7)	735	214	—
	$8,909	$5,354	$1,584	$29,492	$45,339	$63,467	$(203)	$108,603	$972	$29,492
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

The tables below present our financial assets (liabilities) that are measured at fair value on a recurring basis as of March 31, 2014, March 31, 2013 and September 30, 2013:

	March 31, 2014	Fair Value Measurements Using
Financial assets (liabilities):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,727	$2,727	$—	$—
Forward contracts	1,621	—	1,621	—
Contingent consideration	(7,159)	—	—	(7,159)
Net financial assets (liabilities)	$(2,811)	$2,727	$1,621	$(7,159)

	March 31, 2013	Fair Value Measurements Using
Financial assets (liabilities):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$4,367	$4,367	$—	$—
Contingent consideration	(28,470)	—	—	(28,470)
Net financial assets (liabilities)	$(24,103)	$4,367	$—	$(28,470)

	September 30, 2013	Fair Value Measurements Using
Financial assets (liabilities):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,339	$2,339	$—	$—
Forward contracts	1,813	—	1,813	—
Contingent consideration	(18,197)	—	—	(18,197)
Net financial assets (liabilities)	$(14,045)	$2,339	$1,813	$(18,197)

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

We used an income approach to measure the fair value of the contingent consideration using a probability-weighted discounted cash flow approach. The significant inputs used for the valuation are not observable in the market, and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy.

During the three and six month periods ended March 31, 2014, we recorded accretion expense of $0.1 million and foreign currency exchange loss on earn out payments of $1.0 million. In addition, during the three month period ended March 31, 2014, we made a $12.1 million earn out payment related to the Grupo Finmart acquisition, bringing the contingent consideration liability to $7.2 million at March, 31, 2014. During the three and six month periods ended March 31, 2013, we recorded accretion expense of $0.1 million and $0.3 million, respectively. In addition, during the three month period ended December 31, 2012, we recorded $4.8 million of additional contingent consideration, attributable to the Go Cash acquisition, bringing the contingent consideration liability to $28.5 million at March 31, 2013. The accretion expense and foreign currency exchange loss amounts are included in administrative expenses and other expense (income), respectively, in our condensed consolidated statement of operations.

Financial Assets, Temporary Equity, and Liabilities Not Measured at Fair Value

Our financial assets, temporary equity, and liabilities as of March 31, 2014, March 31, 2013 and September 30, 2013, that are not measured at fair value in the condensed consolidated balance sheets, are as follows:

	Carrying Value	Estimated Fair Value
	March 31, 2014	March 31, 2014	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Financial assets:	(in thousands)
Cash and cash equivalents	$32,198	$32,198	$32,198	$—	$—
Restricted cash	21,104	21,104	21,104	—	—
Pawn loans	128,683	128,683	—	—	128,683
Consumer loans, net	75,501	78,783	—	—	78,783
Pawn service charges receivable, net	24,733	24,733	—	—	24,733
Consumer loan fees and interest receivable, net	40,033	40,033	—	—	40,033
Restricted cash, non-current	9,575	9,575	9,575	—	—
Non-current consumer loans, net	61,724	64,271	—	—	64,271
Total	$393,551	$399,380	$62,877	$—	$336,503

Temporary equity:
Redeemable noncontrolling interest	$58,107	$59,912	$—	$—	$59,912

Financial liabilities:
Domestic line of credit	$83,000	$83,000	$—	$83,000	$—
Foreign currency lines of credit	30,013	29,794	—	29,794	—
Consumer loans facility due 2019	55,715	55,842	55,842	—	—
Unsecured Notes	38,072	36,603	28,474	8,129	—
Secured Notes	21,682	22,182	—	22,182	—
Total	$228,482	$227,421	$84,316	$143,105	$—

	Carrying Value	Estimated Fair Value
	March 31, 2013	March 31, 2013	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Financial assets:	(in thousands)
Cash and cash equivalents	$41,443	$41,443	$41,443	$—	$—
Restricted cash	1,204	1,204	1,204	—	—
Pawn loans	138,380	138,380	—	—	138,380
Consumer loans, net	36,596	38,293	—	—	38,293
Pawn service charges receivable, net	25,388	25,388	—	—	25,388
Consumer loan fees and interest receivable, net	33,507	33,507	—	—	33,507
Restricted cash, non-current	2,197	2,197	2,197	—	—
Non-current consumer loans, net	77,414	86,793	—	—	86,793
Total	$356,129	$367,205	$44,844	$—	$322,361

Temporary equity:
Redeemable noncontrolling interest	$52,982	$52,982	$—	$—	$52,982

Financial liabilities:
Domestic line of credit	$74,000	$74,000	$—	$74,000	$—
Foreign currency lines of credit	36,503	36,193	—	36,193	—
Consumer loans facility due 2017	33,995	34,046	34,046	—	—
Unsecured Notes	23,229	22,407	—	22,407	—
Secured Notes	4,561	4,047	—	4,047	—
Total	$172,288	$170,693	$34,046	$136,647	$—

	Carrying Value	Estimated Fair Value
	September 30, 2013	September 30, 2013	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Financial assets:	(in thousands)
Cash and cash equivalents	$36,317	$36,317	$36,317	$—	$—
Restricted cash	3,312	3,312	3,312	—	—
Pawn loans	156,637	156,637	—	—	156,637
Consumer loans, net	64,683	74,979	—	—	74,979
Pawn service charges receivable, net	30,362	30,362	—	—	30,362
Consumer loan fees and interest receivable, net	36,292	36,292	—	—	36,292
Restricted cash, non-current	2,156	2,156	2,156	—	—
Non-current consumer loans, net	70,294	89,693	—	—	89,693
Total	$400,053	$429,748	$41,785	$—	$387,963

Temporary equity:
Redeemable noncontrolling interest	$55,393	$55,557	$—	$—	$55,557

Financial liabilities:
Domestic line of credit	$140,900	$140,900	$—	$140,900	$—
Foreign currency lines of credit	30,310	31,832	—	31,832	—
Consumer loans facility due 2017	31,951	32,027	32,027	—	—
Unsecured Notes	39,029	38,734	15,686	23,048	—
Secured Notes	4,185	4,026	—	4,026	—
Total	$246,375	$247,519	$47,713	$199,806	$—

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

Consumer loans, including long-term unsecured consumer loans made by Grupo Finmart, are carried in the consolidated balance sheet net of the allowance for estimated loan losses, which is based on recent loan default experience adjusted for seasonal variations. Consumer loans, other than those made by Grupo Finmart, have relatively short maturity periods that are generally less than one year; therefore, we estimate that their carrying value approximates fair value. Consumer loans made by Grupo Finmart have an average term of approximately 32 months. We estimated the fair value of the Grupo Finmart consumer loans by applying an income approach (the present value of future cash flows). Key assumptions include an annualized probability of default as well as a discount rate based on the funding rate plus the portfolio liquidity risk.

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

NOTE 15: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
During the third quarter ended June 30, 2013, Grupo Finmart completed a $30 million cross-border debt offering for which it has to pay interest on a semiannual basis at a fixed rate. Grupo Finmart uses derivative instruments (cross currency forwards) to manage its exposure related to changes in foreign currency exchange rate on this instrument through its maturity on November 16, 2015. Grupo Finmart does not enter into derivative instruments for any purpose other than cash flow hedging.
Changes in the fair value of forward agreements designated as hedging instruments that effectively offset the variability of cash flows associated with exchange rate are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
We assess the effectiveness of the hedges using linear regression for prospective testing, and the dollar offset method for retrospective testing. A hypothetical derivative with fair value of zero is created at the beginning of the hedge relationship; changes in actual derivative and hypothetical derivatives are used to carry out both testings. Based on the results of our testing, we have no ineffectiveness as of March 31, 2014 and March 31, 2013.
The following tables set forth certain information regarding our derivative instruments:

		Fair Value of Derivative Instruments
Derivative Instrument	Balance Sheet Location	March 31, 2014	March 31, 2013	September 30, 2013
		(in thousands)
Designated as cash flow hedging instruments:
Foreign currency forwards	Other assets, net	$1,621	$—	$1,813

		Amount of Loss Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
		Three Months Ended March 31,		Six Months Ended March 31,
Derivative Instrument	Location of Loss	2014	2013	2014	2013
		(in thousands)
Designated as cash flow hedging instruments:
Foreign currency forwards	Effective portion of cash flow hedge	$571	$—	$672	$—

		Amount of Loss on Derivatives Reclassified into Income from Accumulated Other Comprehensive Income (Effective Portion)
		Three Months Ended March 31,		Six Months Ended March 31,
Derivative Instrument	Location of Loss	2014	2013	2014	2013
		(in thousands)
Designated as cash flow hedging instruments:
Foreign currency forwards	Interest expense / other income	$297	$—	$542	$—

NOTE 16: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Statements of Financial Position Information:
The following table provides information on net amounts included in pawn service charges receivable, consumer loan fees, inventories and property and equipment:

	March 31,		September 30,
	2014	2013	2013
	(in thousands)
Pawn service charges receivable:
Gross pawn service charges receivable	$31,840	$33,944	$40,336
Allowance for uncollectible pawn service charges receivable	(7,107)	(8,556)	(9,974)
Pawn service charges receivable, net	$24,733	$25,388	$30,362
Consumer loan fees and interest receivable:
Gross consumer loan fees and interest receivable	$43,057	$36,331	$38,059
Allowance for uncollectible consumer loan fees and interest receivable	(3,024)	(2,824)	(1,767)
Consumer loan fees and interest receivable, net	$40,033	$33,507	$36,292
Inventory:
Inventory, gross	$135,100	$121,893	$149,446
Inventory reserves	(6,087)	(5,376)	(4,246)
Inventory, net	$129,013	$116,517	$145,200
Property and equipment:
Property and equipment, gross	$229,369	$285,748	$291,245
Accumulated depreciation	(117,950)	(166,769)	(174,964)
Property and equipment, net	$111,419	$118,979	$116,281

Property and equipment at March 31, 2014, March 31, 2013 and September 30, 2013 includes $1.6 million, $1.3 million and $1.6 million, respectively, of equipment leased under a capital lease. Amortization of equipment under capital leases is included with depreciation expense and was $0.1 million for the three-month period ended March 31, 2014, $0.2 million for the six-month period ended March 31, 2014, $0.1 million for the three-month period ended March 31, 2013, and $0.3 million for the six-month period ended March 31, 2013. Future minimum lease payments related to capital leases are $0.5 million and $0.2 million due within one and two years respectively for a total of $0.7 million; of this amount, a nominal portion represents interest. The present value of net minimum lease payments as of March 31, 2014 was $0.7 million.

During the first quarter ended December 31, 2013, we sold seven U.S. pawn stores (three in Louisiana, two in Mississippi, one in Alabama and one in Florida) for $11.0 million, of which $10.0 million was paid in cash and $1.0 million with a 14% promissory note due on December 31, 2018. The carrying value of the stores' net assets amounted to $3.7 million, primarily consisting of $1.5 million of pawn loans, $1.9 million of inventory, and $0.4 million of pawn service charge receivable, offset by $0.1 million of assumed liabilities. In the first quarter ended December 31, 2013 we realized a gain of $6.3 million, which is included under the loss (gain) on sale or disposal of assets in the condensed consolidated statement of operations. In addition, we recorded a deferred gain of $0.7 million. In the second quarter ended March 31, 2014, we settled the promissory note for $0.9 million and realized the net deferred gain of $0.6 million which is included in our condensed consolidated statements of operations for three and six-month periods ended March 31, 2014.

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

	March 31,		September 30,
	2014	2013	2013
	(in thousands)
Consumer loans:
Expected LOC losses	$2,460	$1,666	$2,623
Maximum exposure for LOC losses	$25,943	$22,737	$33,380
Exposure secured by titles to customers’ automobiles	$7,268	$6,190	$9,893

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
GENERAL
Overview of Operations
We are a leader in delivering easy cash solutions to our customers across channels, products, services and markets. With approximately 7,500 teammates and approximately 1,400 locations and branches, we give our customers multiple ways to access instant cash, including pawn loans and consumer loans in the United States, Mexico, Canada and the United Kingdom. We offer these products through our four primary channels: in-store, online, at the worksite and through our mobile platforms. At our pawn and buy/sell stores and online, we also sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers.

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

The Company’s online lending and selling activities are a part of our store led integrated multichannel strategy. We offer easy cash solutions to our customers across channels, products, services, and markets. Our investments in marketing and technology are centered around this integrated multichannel strategy of providing easy cash solutions to our customers when they want them and how they want to access them. We utilize various online channels to sell merchandise, including Amazon, Craigslist, eBay, and Kijiji among others. Our merchandise pricing is consistent between our in-store and online sales channels.

We believe our storefront presence creates a competitive advantage for our online lending offerings, and we are continually looking for opportunities to integrate our online and storefront offerings so that our customers can interact with us seamlessly across all channels. In the states in which we are registered to offer online lending products, our investments in operations, technology, and marketing allow our customers to access loan products in-store or online. Customers are able to start an application online and finish the loan process in-store, speak to a customer service representative in one of our call centers, and chose to make a loan payment for a loan obtained online in one of our storefront locations. In addition, our proprietary underwriting software works seamlessly across both our storefronts and our online applications.
We own a 60% interest in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), a leading payroll withholding lender headquartered in Mexico City; and a 59% interest in Renueva Commercial S.A.P.I. de C.V. ("TUYO"), a company headquartered in Mexico City that owns and operates buy/sell stores in Mexico City and the surrounding metropolitan area.
Our vision is to be the global leader in providing customers with easy cash solutions where they want, when they want and how they want, and we are making the investments in both storefronts and technology platforms to achieve that vision.
At March 31, 2014, we operated a total of 1,355 locations, consisting of:

•	491 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn);

•	7 U.S. buy/sell stores (operating as Cash Converters);

•	242 Mexico pawn stores (operating as Empeño Fácil);

•	19 Mexico buy/sell stores (operating as TUYO);

•	500 U.S. financial services stores (operating primarily as EZMONEY);

•	24 financial services stores in Canada (operating as CASHMAX);

•	15 buy/sell and financial services stores in Canada (operating as Cash Converters); and

•	57 Grupo Finmart locations in Mexico.
In addition, we are the franchisor for 5 franchised Cash Converters stores in Canada. We also own approximately 32% of Cash Converters International Limited, which is based in Australia and franchises and operates a worldwide network of over 700 locations that provide financial services and buy and sell second-hand goods, and approximately 30% of Albemarle & Bond Holdings, PLC, a U.K. pawnbroking business.
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

The following tables present stores by segment:

	Three Months Ended March 31, 2014
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,028	316	—	1,344	6
De novo	9	2	—	11	—
Sold, combined, or closed	—	—	—	—	(1)
End of period	1,037	318	—	1,355	5

	Six Months Ended March 31, 2014
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,030	312	—	1,342	8
De novo	14	6	—	20	—
Sold, combined, or closed	(7)	—	—	(7)	(3)
End of period	1,037	318	—	1,355	5

	Three Months Ended March 31, 2013
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,050	319	—	1,369	10
De novo	12	27	—	39	—
Sold, combined, or closed	(4)	(1)	—	(5)	(1)
End of period	1,058	345	—	1,403	9

Discontinued operations	(50)	(57)	—	(107)	—
Stores in continuing operations:	1,008	288	—	1,296	9

	Six Months Ended March 31, 2013
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	987	275	—	1,262	10
De novo	63	51	—	114	—
Acquired	12	20	—	32	—
Sold, combined, or closed	(4)	(1)	—	(5)	(1)
End of period	1,058	345	—	1,403	9

Discontinued operations	(50)	(57)	—	(107)	—
Stores in continuing operations:	1,008	288	—	1,296	9
Discontinued Operations
During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores (all of which were in operation at March 31, 2013) in a variety of locations. These stores were generally older, smaller stores that did not fit our future growth profile.
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
Due to discontinued operations, we incurred charges in the fiscal year ended September 30, 2013 for lease termination costs, asset and inventory write-downs to net realizable liquidation value, uncollectible receivables, and employee severance costs. During the second quarter ended March 31, 2014, we recorded $0.5 million of pre-tax gains related to these termination costs, primarily lease terminations of $0.4 million, as negotiated amounts were lower than the initial lease buyout estimates recorded in the prior year. During the six-month period ended March 31, 2014, we recorded $3.1 million of pre-tax gains related to these termination costs, primarily lease terminations of $2.2 million, as negotiated amounts were lower than the initial lease buyout estimates recorded in the prior year, and inventory write-downs of $0.6 million. These gains have been recorded as part of income from discontinued operations in our three and six-month periods ended March 31, 2014 condensed consolidated statement of operations, respectively.
As of March 31, 2014 accrued severance and lease termination costs related to discontinued operations were $2.2 million. This amount is included in accounts payable and accrued liabilities in our condensed consolidated balance sheets. During the three and six-month periods ended March 31, 2014, cash payments of $1.2 million and $2.9 million, respectively, were made with regard to the recorded termination costs.

Discontinued operations in the three-month periods ended March 31, 2014 and 2013 include $0.2 million and $4.0 million of total revenues, respectively. The six-month periods ended March 31, 2014 and 2013 include $2.8 million and $8.5 million of total revenues, respectively.

The table below summarizes the operating losses from discontinued operations by operating segment:

	Three Months Ended March 31,		Six Months Ended March 31,
	2014	2013	2014	2013
	(in thousands)
U.S. & Canada
Net revenues	$30	$1,503	$215	$3,017
Operating expenses	116	2,898	403	6,031
Operating loss from discontinued operations before taxes	(86)	(1,395)	(188)	(3,014)
Total termination gains related to the reorganization	(311)	—	(951)	—
Income (loss) from discontinued operations before taxes	225	(1,395)	763	(3,014)
Income tax (provision) benefit	(76)	66	35	171
Income (loss) from discontinued operations, net of tax	$149	$(1,329)	$798	$(2,843)

Latin America
Net revenues	$(474)	$783	$(809)	$1,731
Operating expenses	7	1,184	397	2,406
Operating loss from discontinued operations before taxes	(481)	(401)	(1,206)	(675)
Total termination gain related to the reorganization	(209)	—	(2,126)	—
Income (loss) from discontinued operations before taxes	(272)	(401)	920	(675)
Income tax benefit (provision)	83	120	(276)	202
(Loss) income from discontinued operations, net of tax	$(189)	$(281)	$644	$(473)

Consolidated
Net revenues	$(444)	$2,286	$(594)	$4,748
Operating expenses	123	4,082	800	8,437
Operating loss from discontinued operations before taxes	(567)	(1,796)	(1,394)	(3,689)
Total termination gains related to the reorganization	(520)	—	(3,077)	—
(Loss) income from discontinued operations before taxes	(47)	(1,796)	1,683	(3,689)
Income tax benefit (provision)	7	186	(241)	373
(Loss) income from discontinued operations, net of tax	$(40)	$(1,610)	$1,442	$(3,316)
Pawn and Retail Activities

We earn pawn service charge revenue on our pawn lending. At March 31, 2014, we had an aggregate pawn loan principal balance of $128.7 million. Pawn service charges accounted for approximately 23% of our total revenues and 36% of our net revenues for the three months ended March 31, 2014 and approximately 23% of our total revenues and 37% of our net revenues for the six months ended March 31, 2014. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $132 to $138, but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 60 and 180 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 15% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period. In Mexico, individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically average $67 U.S. dollars.
In our pawn stores, buy/sell stores in Pennsylvania and Virginia and certain financial services stores in Canada, we acquire inventory for retail sales through pawn loan forfeitures, purchases of customers’ second-hand merchandise or purchases of new or refurbished merchandise from third-party vendors. We sell the acquired inventory through our in-store and online channels. The online channel pulls inventory from our in-store inventories. For the three months ended March 31, 2014 and 2013, our online merchandise sales represented approximately 5% and 4% of our total merchandise sales, respectively. For the six months ended March 31, 2014 and 2013, our online merchandise sales represented approximately 5% of our total merchandise sales.

The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased.
We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it generally has greater inherent commodity value. At March 31, 2014, our total allowance was 4.5% of gross inventory compared to 4.4% at March 31, 2013 and 2.8% at September 30, 2013. Changes in the valuation allowance are charged to merchandise cost of goods sold. The inventory valuation reserves rates from September 30, 2013 to March 31, 2014 were increased due to an increase in the aged general merchandise inventory. Gross margin overall improved due to increased focus on assessing value of pawn collateral and the investment in category management, merchandising systems, and coordinated marketing.

Consumer Loan Activities
We earn loan fee revenue on our consumer loans. In two U.S. pawn stores, 113 U.S. financial services stores and 39 Canadian financial services stores, we offer single-payment unsecured consumer loans. The average single-payment loan amount is approximately $430 and the term is generally less than 30 days, averaging about 18 days. We typically charge a fee of 15% to 40% of the loan amount. In 124 of our U.S. financial services stores, we offer multiple-payment unsecured consumer loans. These loans carry a term of up to seven months, with a series of equal installment payments, including principal amortization, due monthly, semi-monthly or on the customer’s paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 45% to 150% of the original principal amount of the loan. Multiple-payment loan principal amounts range from $100 to $3,500, but average approximately $545.
In certain cities in Texas we offer credit services to customers seeking consumer loans from unaffiliated lenders. In these locations, we act as a credit services organization ("CSO") on behalf of customers in accordance with applicable state and local laws. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers may obtain different types of consumer loans from the unaffiliated lenders. For credit services in connection with arranging a single-payment loan (average loan amount of about $510), our fee is approximately 22% to 44% of the loan amount. For credit services in connection with arranging an unsecured multiple-payment loan (average loan amount of about $910), our fee is up to 150% of the initial loan amount. For credit services in connection with arranging single-payment auto title loans (average loan amount of about $1,250), the fee is up to 30% of the loan amount with average rate of 20%. We also assist customers in obtaining longer-term multiple-payment auto title loans from unaffiliated lenders. Multiple-payment auto title loans typically carry terms of up to five months with up to ten equal installments. Multiple-payment auto title loan principal amounts range from $150 to $10,000, but average about $1,190; and we earn a fee of 50% to 150% of the initial loan amount. At March 31, 2014, unsecured short-term consumer loans comprised 69% of all loans brokered through third-party lenders. Single-payment loans comprised 68% of the balance of unsecured short-term consumer loans brokered through our credit services, and multiple-payment loans comprised the remaining 32%.
At March 31, 2014, 434 of our U.S. financial services stores and two of our U.S. pawn stores offered auto title loans or, in Texas, credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $50 to $20,000, but average about $1,110. We earn a fee of 9% to 30% of auto title loan amounts.

We began online lending in the second half of fiscal 2012. At March 31, 2014, our U.S. online lending business operated in six states. In Louisiana, Missouri, South Dakota and Hawaii, we offer single-payment loans with an average principal amount of $315 and terms generally less than 30 days. Total interest and fees vary in accordance with state law and loan terms, but over the entire loan term, total approximately 15% to 45% of the original principal amount of the loan. Our online lending business in Texas and Ohio operates under a CSO model similar to that described above. The average principal amount for online loans in Texas and Ohio is about $441. We also offer single- and multiple-payment loans online in the U.K. For the three and six months ended March 31, 2014 and 2013, our online lending fees represented approximately 14%, 13%, 12% and 12% of our total consumer loan fees and interest, respectively.
In Mexico, Grupo Finmart offers multiple-payment consumer loans with projected annual yields of approximately 43% and collects interest and principal through payroll deductions. The average loan is about $1,550 with a term of approximately 30 months.
International Growth

Within our Mexican payroll withholding lending business, Grupo Finmart will continue to sign new convenios with federal,

state, and local governments as well as further penetrate the existing convenios. As of March 31, 2014, our lending penetration into the booked convenios was approximately 5%, which indicates further growth opportunities. In addition, we are seeking to diversify our product offerings to this customer base. We expect to continue to obtain local financing to fund the lending growth within this business activity, which we anticipate will continue to be non-recourse to EZCORP.

We intend to continue to open new stores in our Mexican pawn business, but will adjust growth from time-to-time to conform to near-term market conditions. The Mexican pawn and retail environment has mirrored the US and Canada pawn and retail environment as gold prices have dropped and the industry has seen a shift from gold and jewelry pawn activity to general merchandise pawn activity. We intend to secure local financing for our Mexican pawn growth.

We also plan to open more buy/sell stores in Mexico over time. As of March 31, 2014, we operated 19 buy/sell stores within the Mexican market. We intend to finance this planned growth using cash flow generated from our Mexican operations, as well as local financing.

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
Recent Regulatory Developments

On December 18, 2013, the City of Houston passed an ordinance to regulate business offering payday loans and auto title loans by limiting certain loan terms, including the size of the loan, number of renewals and amount of principal payments. Similar ordinances have been adopted in other Texas cities such as Dallas, Austin, San Antonio and El Paso in the last few years. The Houston ordinance takes effect in July 2014. The El Paso ordinance took effect in January 2014. We expect these ordinances to have a negative impact on our financial services business in those cities.
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
Recently Issued Accounting Pronouncements
See Note 1 to our interim condensed financial statements included in "Part I - Item 1 - Financial Statements and Supplementary Data" for a discussion of recently issued accounting pronouncements.

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

RESULTS OF OPERATIONS
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
Consolidated Results of Operations
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended March 31, 2014 and 2013 (the "current quarter" and "prior year quarter," respectively). This table, as well as the discussion that follows, should be read with the accompanying unaudited financial statements and related notes.

	Three Months Ended March 31,		Percentage Change
	2014	2013
	(in thousands)
Revenues:
Sales	$129,647	$142,664	(9)%
Pawn service charges	59,162	62,015	(5)%
Consumer loan fees and interest	64,785	60,751	7%
Other revenues	6,106	2,684	127%
Total revenues	259,700	268,114	(3)%
Cost of goods sold	83,968	88,027	(5)%
Consumer loan bad debt	10,422	8,457	23%
Net revenues	$165,310	$171,630	(4)%

Income from continuing operations before income taxes	$13,311	$52,763	(75)%
Income tax	4,204	16,273	(74)%
Income from continuing operations, net of taxes	$9,107	$36,490	(75)%

Net income from continuing operations attributable to EZCORP, Inc., net of tax	$8,032	$35,591	(77)%
Income (loss) from discontinued operations attributable to EZCORP, Inc., net of tax	(40)	(1,610)	(98)%
Net income attributable to EZCORP, Inc.	$7,992	$33,981	(76)%

Net earning assets:
Pawn loans	$128,683	$138,380	(7)%
Consumer loans, net	75,501	36,596	106%
Inventory, net	129,013	116,517	11%
Non-current consumer loans, net	61,724	77,414	(20)%
Consumer loans outstanding with unaffiliated lenders (1)	22,234	19,926	12%
Total net earning assets	$417,155	$388,833	7%
(1) Consumer loans outstanding with unaffiliated lenders "CSO loans" are not recorded on our condensed consolidated balance sheets.
In the current quarter, net income attributable to EZCORP, Inc. was $8.0 million compared to $34.0 million during the same period last year. This $26.0 million decrease is primarily attributable to a $7.2 million decrease in jewelry scrapping margin, a $19.1 million increase in operating expenses, a $3.6 million decrease in equity in net income of unconsolidated affiliates and a $7.9 million impairment of investments, offset by a $12.1 million decrease in income tax expense and $1.6 million decrease in the loss from the discontinued operations.
Total revenues were $259.7 million compared to $268.1 million in the same period last year. Excluding jewelry scrapping sales, total revenues increased $8.0 million, or 4%, driven by increased jewelry sales and consumer loan fee growth in the United States and Latin America.
Total operating expenses increased by $19.1 million, or 16%. This increase is mainly attributable to:

•	A $6.2 million increase in operations expense primarily as a result of new stores and increased labor, benefits, and costs associated with various business growth initiatives;

•
An $11.4 million increase in administrative expenses mainly due to the one-time retirement benefit accrual for our long-time Executive Chairman of $8.0 million, and the one-time charges relating to reorganization and outsourcing of our internal audit department to a global advisory services firm;

•	A $1.1 million increase in depreciation and amortization expenses due to assets placed in service as we continue to invest in the infrastructure to support our growth.

Equity in net income of unconsolidated affiliates decreased by $3.6 million, or 88%. This decrease was driven by a profit decline at Cash Converters International in the first half of their fiscal year due to the effect of the transition to new regulatory requirements in Australia. Cash Converters International recently announced significantly improved performance in their third fiscal quarter which will be reflected in our third quarter results. Income from affiliates was also impacted by a decrease from Albemarle & Bond as it is no longer reporting any earnings. In addition, we adjusted our remaining investment in Albemarle & Bond down to zero, resulting in a $7.9 million write off before taxes.
Income tax expense decreased by $12.1 million primarily as a result of a decrease in net income. During the current quarter we recorded a nominal loss from discontinued operations.
Net earning assets, including our CSO loans, were $417.2 million at quarter-end, an increase of 7%. This was a result of a 23% increase in payroll withholding loans, a 77% increase in installment loans, and a 22% auto title loans, as well as 11% increase in inventory in the U.S. and Mexico. These increases were partially offset by a 12% decrease in payday loans. Net inventory was $129.0 million, a 11% increase compared to the same period in 2013, but 10% less than the immediately preceding quarter. The increase in inventory as compared to the prior year quarter is attributed to our successful efforts to drive jewelry retail sales rather than scrapping.

Segment Results of Operations
U.S. & Canada
The following table presents selected financial data for the U.S. & Canada segment:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues:
Merchandise sales	$89,937	$86,409
Jewelry scrapping sales	24,697	40,501
Pawn service charges	52,154	54,500
Consumer loan fees and interest	45,657	42,266
Other revenues	1,009	1,620
Total revenues	213,454	225,296
Merchandise cost of goods sold	54,890	50,819
Jewelry scrapping cost of goods sold	18,793	27,563
Consumer loan bad debt	9,121	6,441
Net revenues	130,650	140,473
Operating expenses (income):
Operations	85,926	82,827
Depreciation	4,295	4,030
Amortization	657	622
(Gain) loss on sale or disposal of assets	(441)	(1)
Interest (income) expense, net	(16)	15
Other income	—	(1)
Segment contribution	$40,229	$52,981
Other data:
Gross margin on merchandise sales	39.0%	41.2%
Gross margin on jewelry scrapping sales	23.9%	31.9%
Gross margin on total sales	35.7%	38.2%
Net earning assets	$262,857	$252,651
Average pawn loan balance per pawn store at period end	$230	$244
Average yield on pawn loan portfolio (a)	166%	162%
Pawn loan redemption rate	85%	84%
Consumer loan bad debt as a percentage of consumer loan fees	20.0%	15.2%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The U.S. & Canada segment total revenues decreased $11.8 million from the prior year quarter to $213.5 million. Same-store total revenues decreased $20.2 million, or 9%, and new and acquired stores net of closed stores contributed $8.4 million. The overall decrease in total revenues was mostly due to a $15.8 million decrease in jewelry scrapping sales. Excluding jewelry scrapping sales, total revenues increased $4.0 million, or 2%. The increase mainly consisted of a $3.5 million increase in merchandise sales, and a $3.4 million increase in consumer loan fees, offset by a $2.3 million decrease in pawn service charges and a $0.6 million decrease in other revenues. In the current quarter we opened nine de novo locations bringing our total number of stores in the U.S. & Canada segment to 1,037, a 3% increase over the prior year quarter.

The U.S. & Canada segment's net earning assets increased by $10.2 million mainly due to higher inventory levels as a result of our implemented strategy to drive jewelry retail sales rather than scrapping. Jewelry sales increased 27% in total and 25% on a same-store basis, with gross margin of 43% compared to 45% last year, due to improved presentation, pricing and promotions at our 491 storefronts. Total loan balances, including CSO loans, net of reserves, were $43 million at quarter-end, a 17% increase over the same quarter last year. This increase was driven by solid growth at our 500 storefronts as well as our online channel. For the quarter, including CSO loans, installment loans were up 77% and auto title loans grew 22% while traditional payday loans declined 12%.
Total merchandise sales increased 4% in total and on a same-store basis driven by growth in storefront jewelry sales and strong online performance. Same-store merchandise sales increased $2.2 million and new and acquired stores net of closed stores contributed $1.4 million. Gross margin on merchandise sales decreased 220 basis points from the same quarter last year to 39%, as we aggressively pursued market share. Both the merchandise sales and gross margin metrics compare favorably to the U.S. and Canadian marketplace for the quarter. Online sales grew 63% over the same quarter last year and accounted for roughly 8% of the segment’s total merchandise sales. Gross margin remained strong at 44% as compared to the same quarter last year.
Gross profit on jewelry scrapping sales decreased $7.0 million, or 54%, from the prior year quarter to $5.9 million. In mid-April 2013, gold prices declined abruptly on a global basis. Jewelry scrapping revenues decreased $15.8 million, or 39%, due to a 22% decrease in proceeds realized per gram of gold jewelry scrapped, coupled with a 28% decrease in gold volume. The decrease in volume is due to a change in strategy to retail our jewelry rather than scrap it. Same-store jewelry scrapping sales decreased $17.1 million, or 42%, and new and acquired stores contributed $1.3 million. Jewelry scrapping sales include the sale of approximately $3.9 million of loose diamonds removed from scrap jewelry in the current and the prior year quarters. As a result of the decrease in volume, scrap cost of goods decreased $8.8 million.
Our current quarter pawn service charge revenues decreased by $2.3 million, or 4%, from the prior year quarter to $52.2 million. Same-store pawn service charge revenues decreased $2.5 million, or 5%, with new and acquired stores net of closed stores contributing $0.2 million. The total decrease is primarily driven by a decrease in average loan size related to jewelry. This expected decline moderated in April, and we expect pawn loan balances to stabilize and be roughly flat by the end of the year.
Loan fees were $45.7 million, up 8%. The gap in growth between loan balances and fees year-over-year is the result of a shift in product mix to lower yielding products driven by a competitive marketplace and regulatory impact. We expect to grow loan balances aggressively as consumer demand for our loan products remains high.
Total segment expenses increased to $90.4 million (42% of revenues) during the current quarter from $87.5 million (39% of revenues) in the prior year quarter. This increase is mainly due to higher operations expense, which increased 4%, or $3.1 million, in the current quarter due to $0.6 million increase in operating costs at new stores, $1.9 million increase in labor and benefits, and $0.6 million in administrative costs associated with various business growth initiatives.
In the current quarter, U.S. & Canada delivered a segment contribution of $40.2 million, a $12.8 million decrease compared to the prior year quarter. In the current quarter, the U.S. & Canada segment's contribution represented 105% of consolidated segment contribution compared to 82% in the prior year. The U.S. & Canada segment has experienced significant challenges related to gold scrap sales; however, other elements of the business have continued to show strength.

Latin America
The following table presents selected financial data for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Revenues:
Merchandise sales	$13,517	$13,673
Jewelry scrapping sales	1,496	2,081
Pawn service charges	7,008	7,515
Consumer loan fees and interest	14,328	11,842
Other revenues	5,065	205
Total revenues	41,414	35,316
Merchandise cost of goods sold	8,967	7,897
Jewelry scrapping cost of goods sold	1,318	1,748
Consumer loan bad debt expense (benefit)	454	(661)
Net revenues	30,675	26,332
Operating expenses (income):
Operations	18,086	15,335
Depreciation	1,450	1,257
Amortization	607	416
Loss on sale or disposal of assets	(2)	14
Interest expense, net	4,246	2,802
Other (income) expense	(11)	(315)
Segment contribution	$6,299	$6,823
Other data:
Gross margin on merchandise sales	33.7%	42.2%
Gross margin on jewelry scrapping sales	11.9%	16.0%
Gross margin on total sales	31.5%	38.8%
Net earning assets	$150,252	$131,326
Average pawn loan balance per pawn store at period end	$65	$78
Average yield on pawn loan portfolio (a)	200%	198%
Pawn loan redemption rate	78%	77%
Consumer loan bad debt as a percentage of consumer loan fees	3.2%	(5.6)%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America’s current quarter results from Mexican pesos to U.S. dollars was 13.2 to 1, 4% weaker than the prior year quarter’s rate of 12.7 to 1. In the current quarter, we opened two de novo stores, bringing the total number of stores in the Latin America segment to 318, operating under the various brands, including Empeño Fácil, Crediamigo, Adex, and TUYO.
The Latin America segment's total revenues increased $6.1 million, or 17%, in the current quarter to $41.4 million. Same-store total revenues increased $4.0 million, or 11%, to $39.3 million, and new and acquired stores contributed $2.1 million. The overall increase in total revenues was due to the $2.5 million increase in Grupo Finmart consumer loan fees, $0.2 million increase in merchandise sales, and a $4.9 million increase in other revenues, partially offset by a $0.6 million decrease in jewelry scrapping sales and a $0.5 million decrease in pawn service charges.
The Latin America segment's net earning assets increased $18.9 million, or 14%, mainly due to an increase in consumer loans outstanding.

Latin America's pawn service charge revenues decreased by $0.5 million, or 7%, in the current quarter to $7.0 million. Same-store pawn service charges decreased $1.1 million, or 15%, to $6.4 million and new and acquired stores contributed $0.6 million. The decrease was primarily due to management's focus on better quality lending. The yield on the loan balance improved 200 basis points to 200%.
Merchandise gross profit decreased by $1.2 million, or 21%, from the prior year quarter to $4.6 million. The decrease was due to a 850 basis points decrease in gross margin to 34%, offset by $1.4 million contributed by new and acquired stores. We expect to continue to see a challenging marketplace for the foreseeable future as more jewelry-only providers attempt to enter the general merchandise pawn market.
Consumer loan fees and interest increased $2.5 million, or 21%, from the prior year quarter to $14.3 million. The increase is driven primarily by significant growth in new loan originations and greater penetration in existing contracts. Grupo Finmart now has approximately 100 active contracts providing access to over 6 million customers.
Latin America's other revenues increased $4.9 million primarily as a result of a structured sale of a payroll withholding loan portfolio by Grupo Finmart at a gain of $4.7 million in the current quarter. We expect to continue to use these and other types of structured transactions to finance the rapidly growing Grupo Finmart business going forward.
Total segment expenses increased to $24.4 million (59% of revenues) during the current quarter from $19.5 million (55% of revenues) in the prior year quarter. The increase was due to a $2.8 million, or 18%, increase in operations expenses as a result of higher commissions driven by an increase in consumer loans at Grupo Finmart and the addition of 22 new stores at Empeño Fácil since the prior year quarter. Depreciation and amortization increased $0.4 million from the prior year quarter to $2.1 million, mainly due to depreciation of assets placed in service at new stores and amortization of acquisition related intangible assets. The $1.4 million increase in interest expense was due to a higher weighted average debt outstanding as compared to the prior quarter and $0.7 million in expenses during the quarter associated with the new securitization. The weighted average rate on Grupo Finmart's third-party debt decreased slightly to 10% on outstanding debt of $145.5 million at March 31, 2014. This decrease is primarily as a result of our $55.7 million securitization completed in the current quarter reducing the cost of capital for the receivables financed to 6.3%.

In the current quarter, the $4.3 million increase in net revenues were offset by the $4.9 million increase in segment expenses, resulting in a $0.5 million decrease in contribution for the Latin America segment. In the current quarter, Latin America segment contribution remained at 16% of consolidated segment contribution.

Other International
The following table presents selected financial data for the Other International segment:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Consumer loan fees and interest	$4,800	$6,643
Other revenues	32	859
Total revenues	4,832	7,502
Consumer loan bad debt	847	2,677
Net revenues	3,985	4,825
Operating expenses (income):
Operations	4,052	3,669
Depreciation	105	99
Amortization	25	23
Loss on sale or disposal of assets	159	—
Interest income, net	—	(1)
Equity in net income of unconsolidated affiliates	(492)	(4,125)
Impairment of investments	7,940	—
Other income	375	—
Segment (loss) contribution	$(8,179)	$5,160
Other data:
Consumer loan bad debt as a percent of consumer loan fees	17.6%	40.3%
Currently our Other International segment primarily consists of the Cash Genie online lending business in the United Kingdom and our equity interests in the net income of Albemarle & Bond and Cash Converters International. The average exchange rate used to translate Cash Genie's current quarter results from British pound to U.S. dollars was 0.6043 to 1, 6% stronger than the prior year quarter’s rate of 0.6441 to 1.
The segment's net revenues decreased $0.8 million, or 17%, compared to the second quarter of last year primarily as a result of a decrease in the consumer loans balance. Cash Genie reported a nominal operating loss this quarter, showing continued improvement as compared to an operating loss of approximately $2.0 million in the first quarter of fiscal 2014. Due to the costs associated with the implementation of FCA regulations, we expect Cash Genie's profitability to be negatively impacted in future quarters.
Our equity in the net income of unconsolidated affiliates decreased by $3.6 million, or 88%, to $0.5 million. This decrease was driven by a profit decline at Cash Converters International in the first half of their fiscal year due to the effect of the transition to new regulatory requirements in the U.K. and Australia. Cash Converters International recently announced significantly improved performance in their third fiscal quarter which will be reflected in our third quarter results. Income from affiliates was also impacted by a decrease from Albemarle & Bond as it is no longer reporting any earnings. In addition, we adjusted our remaining investment in Albemarle & Bond down to zero, resulting in a $7.9 million impairment before tax.
In the current quarter, the Other International's segment contribution decreased $13.3 million to a loss of $8.2 million. The decrease was due to an $0.8 million decrease in net revenues, a $0.4 million increase in operations expense, a $3.6 million decrease in our equity in the net income of unconsolidated affiliates and a $7.9 million impairment of Albemarle & Bond.

Other Consolidated Items
The following table reconciles our consolidated segment contribution discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Segment contribution	$38,349	$64,964
Corporate expenses (income):
Administrative	20,032	8,603
Depreciation	1,689	1,685
Amortization	686	255
Loss on sale or disposal of assets	626	—
Interest expense, net	1,045	937
Other income	960	721
Consolidated income from continuing operations before income taxes	$13,311	$52,763
Total corporate expenses increased $12.8 million to $25.0 million primarily as a result of a $11.4 million increase in administrative expenses. The increase in administrative expenses was primarily due to the one-time retirement benefit accrual for our long-time Executive Chairman of $8.0 million, and the one-time charges relating to reorganization and outsourcing of our internal audit department to a global advisory services firm. During the current quarter we also recorded $0.7 million of loss on sale or disposal of assets attributed to the sale of our investment in the Grupo Finmart's 9% Global Registered Notes due November 16, 2015.
Consolidated income from continuing operations before income taxes decreased $39.5 million, or 75%, to $13.3 million due to the $12.8 million, $0.5 million and $13.3 million decreases in contribution from the U.S. & Canada, Latin America and Other International segments, respectively, and a $12.8 million increase in corporate expenses.
Six Months Ended March 31, 2014 vs. Six Months Ended March 31, 2013
Consolidated Results of Operations
The following table presents selected, unaudited, consolidated financial data for our six-month periods ended March 31, 2014 and 2013 (the "current six-month period" and "prior year six-month period," respectively). This table, as well as the discussion that follows, should be read with the accompanying unaudited financial statements and related notes.

	Six Months Ended March 31,		Percentage Change
	2014	2013
	(in thousands)
Revenues:
Sales	$262,937	$281,977	(7)%
Pawn service charges	123,295	127,415	(3)%
Consumer loan fees and interest	131,114	123,885	6%
Other revenues	11,711	7,498	56%
Total revenues	529,057	540,775	(2)%
Cost of goods sold	167,576	174,277	(4)%
Consumer loan bad debt	28,854	21,978	31%
Net revenues	$332,627	$344,520	(3)%

Income from continuing operations before income taxes	$46,105	$103,296	(55)%
Income tax	14,085	32,945	(57)%
Income from continuing operations, net of taxes	$32,020	$70,351	(54)%

Net income from continuing operations attributable to EZCORP, Inc., net of tax	$29,119	$68,014	(57)%
Income (loss) from discontinued operations attributable to EZCORP, Inc., net of tax	1,442	(3,316)	(143)%
Net income attributable to EZCORP, Inc.	$30,561	$64,698	(53)%

In the current six-month period, net income attributable to EZCORP, Inc. was $30.6 million compared to $64.7 million during the same period last year. This $34.1 million decrease is primarily attributable to a $12.9 million decrease in jewelry scrapping margin, a $26.5 million increase in operating expenses, and a $7.4 million decrease in equity in net income of unconsolidated affiliates, $7.9 million impairment of investments, and $2.2 million increase in interest, net, offset by a $18.9 million decrease in income tax expense and $1.4 million gain from the discontinued operations in the current quarter as compared to a loss of $3.3 million in the prior year quarter.
Total revenues were $529.1 million compared to $540.8 million in the same period last year. Excluding jewelry scrapping sales, total revenues increased $21.7 million, or 5%, driven by increased jewelry sales and consumer loan fee growth in the United States and Latin America.
Total operating expenses increased by $26.5 million, or 11%. This increase is mainly attributable to:

•
A $15.7 million increase in operations expense primarily due to a $5.6 million increase at new and acquired stores, an $8.5 million increase in labor and benefits, and $1.7 million in costs associated with various business growth initiatives and administrative costs to support our growth;

•
A $13.5 million increase in administrative expenses mainly due to discretionary bonuses awarded in the current six-month period, the one-time retirement benefit accrual for our long-time Executive Chairman of $8.0 million recorded in the current quarter, and the one-time charges relating to reorganization and outsourcing of our internal audit department to a global advisory services firm;

•	A $3.3 million increase in depreciation and amortization expenses due to assets placed in service as we continue to invest in the infrastructure to support our growth; partially offset by

•	A $5.9 million gain on sale or disposal of assets, mostly due to the sale of seven U.S. pawn stores.

Equity in net income of unconsolidated affiliates decreased by $7.4 million. This decrease was driven by a profit decline at Cash Converters International in the first half of their fiscal year due to the effect of the transition to new regulatory requirements in the U.K. and Australia. Cash Converters International recently announced significantly improved performance in their third fiscal quarter which will be reflected in our third quarter results. Income from affiliates was also impacted by a decrease from Albemarle & Bond as it is no longer reporting any earnings. In addition, we adjusted our remaining investment in Albemarle & Bond down to zero, resulting in a $7.9 million write off before taxes.

Income tax expense decreased by $18.9 million primarily as a result of a decrease in net income and a lower effective tax rate as compared to the prior year six-month period. During the current six-month period we recorded a gain from discontinued operations of $1.4 million, net of tax, mainly due to favorable lease buyouts.
Segment Results of Operations
U.S. & Canada
The following table presents selected financial data for the U.S. & Canada segment:

	Six Months Ended March 31,
	2014	2013
	(in thousands)
Revenues:
Merchandise sales	$178,827	$166,113
Jewelry scrapping sales	50,622	82,489
Pawn service charges	109,223	112,697
Consumer loan fees and interest	94,359	86,594
Other revenues	1,494	4,411
Total revenues	434,525	452,304
Merchandise cost of goods sold	107,937	97,141
Jewelry scrapping cost of goods sold	37,363	56,637
Consumer loan bad debt	24,677	17,369
Net revenues	264,548	281,157
Operating expenses (income):
Operations	176,608	167,399
Depreciation	8,562	7,721
Amortization	1,309	769
(Gain) loss on sale or disposal of assets	(6,759)	28
Interest expense, net	(11)	32
Other income	—	(5)
Segment contribution	$84,839	$105,213
Other data:
Gross margin on merchandise sales	39.6%	41.5%
Gross margin on jewelry scrapping sales	26.2%	31.3%
Gross margin on total sales	36.7%	38.1%
Average pawn loan balance per pawn store at period end	$230	$244
Average yield on pawn loan portfolio (a)	165%	164%
Pawn loan redemption rate	84%	83%
Consumer loan bad debt as a percentage of consumer loan fees	26.2%	20.1%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The U.S. & Canada segment total revenues decreased $17.8 million from the prior year six-month period to $434.5 million. Same-store total revenues decreased $37.3 million, or 8%, and new and acquired stores net of closed stores contributed $19.7 million. The overall decrease in total revenues was mostly due to a $31.9 million decrease in jewelry scrapping sales. Excluding jewelry scrapping sales, total revenues increased $14.1 million, or 4%. The increase mainly consisted of a $12.7 million increase in merchandise sales, and a $7.8 million increase in consumer loan fees, offset by a $3.5 million decrease in pawn service charges and a $2.9 million decrease in other revenues. In the current six-month period we opened 14 de novo locations bringing our total number of stores in the U.S. & Canada segment to 1,037, a 3% increase over the prior year six-month period.
The current six-month period merchandise sales gross profit increased $1.9 million, or 3%, from the prior year six-month period to $70.9 million. Same-store merchandise sales increased $8.1 million and new and acquired stores net of closed stores contributed $4.7 million. This increase is driven by storefront jewelry sales and strong online performance. Gross margin on merchandise sales remained strong at 40%, with only a 190 basis point decrease from the same six-month period last year as we aggressively pursued market share. Both the merchandise sales and gross margin metrics compare favorably to the U.S. and Canadian marketplace for the quarter.
Gross profit on jewelry scrapping sales decreased $12.6 million, or 49%, from the prior year six-month period to $13.3 million. In mid-April 2013, gold prices declined abruptly on a global basis. Jewelry scrapping revenues decreased $31.9 million, or 39%, due to a 20% decrease in proceeds realized per gram of gold jewelry scrapped, coupled with a 28% decrease in gold volume. The decrease in volume is due to a change in strategy to retail our jewelry rather than scrap it. Same-store jewelry scrapping sales decreased $35.9 million, or 44%, and new and acquired stores contributed $4.0 million. Jewelry scrapping sales include the sale of approximately $7.2 million of loose diamonds removed from scrap jewelry in the current and the prior year six-month periods. As a result of the decrease in volume, scrap cost of goods decreased $19.3 million.
Online sales grew 39% over the same six month period last year and accounted for roughly 8% of the segment’s total merchandise sales. Gross margin remained strong at 43%.
Our current six-month period pawn service charge revenues decreased by $3.5 million, or 3%, from the prior year six-month period to $109.2 million. Same-store pawn service charge revenues decreased $5.2 million, or 5%, with new and acquired stores net of closed stores contributing $1.7 million. The total decrease is primarily driven by a decrease in average loan size related to jewelry. This expected decline moderated in April, and we expect pawn loan balances to stabilize and be roughly flat by the end of the year.
Loan fees were $94.4 million, up 9%. The gap in growth between loan balances and fees year-over-year is the result of lower yields driven by a competitive marketplace and regulatory impact. The company expects to continue to grow loan balances aggressively against declining yields.
Total segment expenses increased to $179.7 million (41% of revenues) during the current six-month period from $175.9 million (39% of revenues) in the prior year six-month period. Operations expense increased 6%, or $9.2 million, in the current six-month period due to a $3.9 million increase in operating costs at new and acquired stores, a $4.3 million increase in labor and benefits, and $1.0 million in costs associated with various business growth initiatives, such as EZCORP Online. Depreciation and amortization increased $1.4 million, or 16%, from the prior year six-month period to $9.9 million, mainly due to assets placed in service at new and acquired stores. We reported a gain on sale or disposal of assets of $6.8 million primarily as a result of a gain realized on a sale of seven U.S. pawn stores (three in Louisiana, two in Mississippi, one in Alabama and one in Florida).
In the current six-month period, U.S. & Canada delivered a segment contribution of $84.8 million, a $20.4 million decrease compared to the prior year six-month period. In the current six-month period, the U.S. & Canada segment's contribution represented 94% of consolidated segment contribution compared to 80% in the prior year. The U.S. & Canada segment has experienced significant challenges related to gold scrap sales; however, other elements of the business have continued to show strength.

Latin America
The following table presents selected financial data for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Six Months Ended March 31,
	2014	2013
	(in thousands)
Revenues:
Merchandise sales	$30,214	$28,573
Jewelry scrapping sales	3,274	4,802
Pawn service charges	14,072	14,718
Consumer loan fees and interest	28,621	23,719
Other revenues	10,187	1,846
Total revenues	86,368	73,658
Merchandise cost of goods sold	19,508	16,520
Jewelry scrapping cost of goods sold	2,768	3,979
Consumer loan bad debt expense (benefit)	1,845	(1,709)
Net revenues	62,247	54,868
Segment expenses (income):
Operations	36,468	29,970
Depreciation	2,909	2,362
Amortization	1,224	851
Loss on sale or disposal of assets	4	14
Interest expense, net	7,394	5,415
Other (income) expense	(41)	(295)
Segment contribution	$14,289	$16,551
Other data:
Gross margin on merchandise sales	35.4%	42.2%
Gross margin on jewelry scrapping sales	15.5%	17.1%
Gross margin on total sales	33.5%	38.6%
Average pawn loan balance per pawn store at period end	$65	$78
Average yield on pawn loan portfolio (a)	201%	193%
Pawn loan redemption rate	78%	76%
Consumer loan bad debt as a percentage of consumer loan fees	6.4%	(7.2)%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America’s current six-month period results from Mexican pesos to U.S. dollars was 13.1 to 1, 2% weaker than the prior year six-month period’s rate of 12.8 to 1. In the current six-month period, we opened six de novo stores, bringing the total number of stores in the Latin America segment to 318, operating under the various brands, including Empeño Fácil, Crediamigo, Adex, and TUYO.
The Latin America segment's total revenues increased $12.7 million, or 17%, in the current six-month period to $86.4 million. Same-store total revenues increased $7.6 million, or 10%, to $81.2 million, and new and acquired stores contributed $5.2 million. The overall increase in total revenues was due to the $4.9 million increase in Grupo Finmart consumer loan fees, $1.6 million increase in merchandise sales, and a $8.3 million increase in other revenues, partially offset by a $1.5 million decrease in jewelry scrapping sales and a $0.6 million decrease in pawn service charges.
Latin America's pawn service charge revenues decreased slightly by $0.6 million, or 4%, in the current six-month period to $14.1 million. Same-store pawn service charges decreased $2.0 million, or 14%, to $12.7 million and new and acquired stores contributed $1.4 million. The decrease was primarily due as management's focus on better quality lending. Yield on the loan balance improved 800 basis points from 193% to 201%.
Latin America's other revenues increased $8.3 million primarily as a result of two sales of a payroll withholding loan portfolios by Grupo Finmart at a gain of $9.3 million recorded during the current six-month period. We expect to continue to use these and other types of structured transactions to finance the rapidly growing Grupo Finmart business going forward.
Merchandise gross profit decreased by $1.3 million, or 11%, from the prior year six-month period to $10.7 million. The decrease was due to a 680 basis points decrease in gross margin to 35%, offset by $3.3 million contributed by new and acquired stores. We expect to continue to see a challenging marketplace for the foreseeable future as more jewelry-only providers attempt to enter the general merchandise pawn market.
Consumer loan fees and interest increased $4.9 million, or 21%, from the prior year six-month period to $28.6 million. The increase is driven primarily by significant growth in new loan originations and greater penetration in existing contracts. Grupo Finmart now has approximately 100 active contracts providing access to over 6 million customers.
Total segment expenses increased to $48.0 million (56% of revenues) during the current six-month period from $38.3 million (52.0% of revenues) in the prior year six-month period. The increase was due to a $6.5 million, or 22%, increase in operations expenses as a result a $3.9 million increase in commissions mostly driven by an increase in consumer loans at Grupo Finmart, and a $1.9 million increase in operating expenses due to the addition of 22 new stores at Empeño Fácil since the prior year six-month period. Depreciation and amortization increased $0.9 million from the prior year six-month period to $4.1 million, mainly due to depreciation of assets placed in service at new stores and amortization of acquisition related intangible assets. The $2.0 million increase in interest expense was due to a higher weighted average debt outstanding as compared to the prior year six-month period. The weighted average rate on Grupo Finmart's third-party debt decreased slightly to 10% on outstanding debt of $145.5 million at March 31, 2014. This decrease is primarily as a result of our $55.7 million securitization completed in the current quarter reducing the cost of capital for the receivables financed to 6.3%.

In the current six-month period, the $7.4 million increase in net revenues were offset by the $9.6 million increase in segment expenses, resulting in a $2.3 million decrease in contribution for the Latin America segment. In the current six-month period, Latin America segment contribution remained at 16% of consolidated segment contribution.

Other International
The following table presents selected financial data for the Other International segment:

	Six Months Ended March 31,
	2014	2013
	(in thousands)
Consumer loan fees and interest	$8,134	$13,572
Other revenues	30	1,241
Total revenues	8,164	14,813
Consumer loan bad debt	2,332	6,318
Net revenues	5,832	8,495
Operating expenses (income):
Operations	7,757	7,747
Depreciation	208	170
Amortization	51	49
Loss on sale or disposal of assets	159	—
Interest income, net	(2)	(1)
Equity in net income of unconsolidated affiliates	(1,763)	(9,163)
Impairment of investments	7,940	—
Other income	346	(69)
Segment (loss) contribution	$(8,864)	$9,762
Other data:
Consumer loan bad debt as a percent of consumer loan fees	28.7%	46.6%
Currently our Other International segment primarily consists of the Cash Genie online lending business in the United Kingdom and our equity interests in the net income of Albemarle & Bond and Cash Converters International. The average exchange rate used to translate Cash Genie's current six-month period results from British pound to U.S. dollars was 0.6110 to 1, 4% stronger than the prior year six-month period’s rate of 0.6334 to 1.
The segment's net revenues decreased $2.7 million, or 31%, compared to the prior year six-month period primarily as a result of a decrease in the consumer loans balance. Cash Genie, our U.K. online lending business, reported a $2.0 million loss, compared to a $0.7 million loss in the prior year six-month period, but showed improved performance when compared to the $3.2 million loss in the second half of fiscal 2013. Due to the costs associated with the implementation of FCA regulations, we expect Cash Genie's profitability to be negatively impacted in future quarters.
Our equity in the net income of unconsolidated affiliates decreased by $7.4 million, or 81%, to $1.8 million. This decrease was driven by a profit decline at Cash Converters International in the first half of their fiscal year due to the effect of the transition to new regulatory requirements in Australia. Cash Converters International recently announced significantly improved performance in their third fiscal quarter which will be reflected in our third quarter results. Income from affiliates was also impacted by a decrease from Albemarle & Bond as it is no longer reporting any earnings. In addition, we adjusted our remaining investment in Albemarle & Bond down to zero, resulting in a $7.9 million write off before tax.
In the current six-month period, the $2.7 million decrease in net revenues, a $7.4 million decrease in our equity in the net income of unconsolidated affiliates, a $7.9 million impairment of investment and other segment expenses resulted in a $18.6 million decrease in the segment contribution from Other International segment to a loss of $8.9 million.

Other Consolidated Items
The following table reconciles our consolidated segment contribution discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Six Months Ended March 31,
	2014	2013
	(in thousands)
Segment contribution	$90,264	$131,526
Corporate expenses (income):
Administrative	35,777	22,274
Depreciation	3,326	3,378
Amortization	1,331	361
Loss on sale or disposal of assets	648	—
Interest expense, net	2,226	1,944
Other income	851	273
Consolidated income from continuing operations before income taxes	$46,105	$103,296
Total corporate expenses increased $15.9 million to $44.2 million primarily as a result of a $13.5 million increase in administrative expenses, a $1.0 million increase in amortization expense, $0.7 million of loss on sale or disposal of assets, and a $0.4 million increase in various other expenses. The increase in administrative expenses was primarily due to the one-time retirement benefit accrual for our long-time Executive Chairman of $8.0 million, discretionary bonuses awarded in the current six-month period, and the one-time charges relating to reorganization and outsourcing of our internal audit department to a global advisory services firm. Our amortization expense increased to $1.3 million due to assets placed in service as we continue to invest in the infrastructure to support our growth. During the six-month period, we also recorded $0.7 million loss on sale or disposal of assets attributed the sale of our investment in the Grupo Finmart's 9% Global Registered Notes due November 16, 2015.
Consolidated income from continuing operations before income taxes decreased $57.2 million, or 55.4%, to $46.1 million due to the $20.4 million, $2.3 million and $18.6 million decreases in contribution from the U.S. & Canada, Latin America and Other International segments, respectively, and a $15.9 million increase in corporate expenses.
LIQUIDITY AND CAPITAL RESOURCES
In the current six-month period, our net cash provided by operating activities decreased $40.6 million and 43% from the prior year quarter to $53.6 million. Our cash flows from operations consisted of:

•	Net income plus several non-cash items, aggregating to $73.2 million; plus

•	$2.6 million in dividends from Cash Converters International; net of

•	$22.2 million of normal, recurring changes in operating assets and liabilities.
In the prior year six-month period, our $94.2 million cash flows from operations consisted of:

•	Net income plus several non-cash items, aggregating to $91.7 million; plus

•	$4.8 million in dividends from Cash Converters International and Albemarle & Bond; net of

•	$2.3 million of normal, recurring changes in operating assets and liabilities.
The decrease in cash flows from operations is primarily driven by a decrease in our consolidated net income and higher net working capital, primarily driven a decrease in accounts payable and accrued expenses, increase in prepaid expenses and other assets, higher income tax receivable balance, offset by higher inventory levels as a result of the new strategy to drive jewelry retail sales rather than scrapping.
In the current six-month period, we reported net cash provided by investing activities of $16.1 million as compared to net cash used in investing activities of $49.8 million. This increase in net cash provided is driven by a non-recurring investment in Cash Converters International in the prior year six-month period, $29.5 million of cash received due to the sale of seven U.S. stores and unsecured consumer loan portfolio, $10.4 million increase in loans repaid or recovery of principal through the sale of forfeited pawn collateral in excess of loans made and a $12.9 million decrease in capital expenditures.

In the current six-month period, we remitted payments relating to the acquisition of Go Cash's online lending business and Grupo Finmart.
Total debt outstanding increased by $55.7 million, or 32%, to $229.1 million as compared to the prior year six-month period. Of this amount, $145.5 million was non-recourse to EZCORP, Inc and attributable to our payroll withholding lending business, Grupo Finmart.
The net effect of these and other smaller cash flows was a $4.1 million decrease in cash on hand, providing a $32.2 million ending cash balance.
We hold 30% of our unrestricted cash in foreign jurisdictions that is subject to U.S. income tax upon repatriation.
Below is a summary of our cash needs to meet future aggregate contractual obligations:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations*	$228,149	$12,228	$134,028	$77,987	$3,906
Interest on long-term debt obligations**	39,485	12,997	21,006	5,423	59
Operating lease obligations	256,839	59,668	93,846	50,148	53,177
Capital lease obligations	659	426	233	—	—
Interest on capital lease obligations	39	33	6	—	—
Deferred consideration	18,098	11,338	6,760	—	—
	$543,269	$96,690	$255,879	$133,558	$57,142
* Excludes debt premium related to Grupo Finmart
** Future interest on long-term obligations calculated on interest rates effective at the balance sheet date
In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At March 31, 2014, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $25.9 million. Of that total, $7.3 million was secured by titles to customers’ automobiles. These amounts include principal, interest and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2013, these collectively amounted to $22.5 million.
The operating lease obligations in the table above include expected rent for all our store locations through the end of their current lease terms. Of the 500 U.S. financial services stores, 211 adjoin a pawn store and are covered by the same lease agreement. The lease agreements at approximately 94% of the remaining 289 free-standing U.S. financial services stores contain provisions that limit our exposure for additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining pawn stores could be re-incorporated into the pawn operations.
On May 10, 2011, we entered into a new senior secured credit agreement with a syndicate of five banks, replacing our previous credit agreement. Among other things, the new credit agreement provides for a four-year $175 million revolving credit facility that we may, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired all other outstanding debt. On May 31, 2013, we amended the senior secured credit agreement to increase our revolving credit facility from $175 million to $200 million. The new credit facility increases our available credit and provides greater flexibility to make investments and acquisitions both domestically and internationally. No other terms of our senior secured credit agreement were modified. Terms of the credit agreement require, among other things, that we meet certain financial covenants. We were in compliance with all covenants at March 31, 2014 and expect to remain in compliance based on our expected future performance. At March 31, 2014, we had $83.0 million outstanding on our revolving credit facility. We have also issued $3.1 million in letters of credit, leaving $113.9 million available on our revolving credit facility.
Our existing senior secured credit agreement will expire in May 2015. We are actively working to replace this credit facility with a new financing facility.
At March 31, 2014, Grupo Finmart's third-party debt (non-recourse to EZCORP) was $145.5 million, with a weighted average interest rate of 10%. Since the acquisition of Grupo Finmart in January 2012, Grupo Finmart's debt has increased $35.8 million, and its weighted average interest rate has decreased 9.0 percentage points, due to debt refinancing. This refinancing effort was a key assumption in our investment analysis and will result in significantly reduced interest expenses going forward.
In July 2012 Grupo Finmart transferred certain consumer loans to a bankruptcy remote trust in a securitization transaction. The securitization borrowing facility had a maximum capacity of approximately $114.6 million. On February 17, 2014, Grupo Finmart repaid this facility and entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust. At March 31, 2014, $55.7 million was outstanding under the securitization borrowing facility. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The unrestricted cash received from this borrowing in the amount of $35.2 million was primarily used to repay the previous securitization borrowing facility due 2017 and the transaction costs associated with this transaction. The cash proceeds of approximately $20.5 million is restricted primarily for $17.8 million of collection rights on the additional eligible loans from Grupo Finmart, which Grupo Finmart expects to deliver to the trust within the next 12 months, and $2.7 million of interest and trust maintenance costs to be recovered at repayment. The restricted cash proceeds of $17.8 million is recourse to Grupo Finmart unless additional eligible loans are delivered within two-year period specified in the agreement. As a result of higher average debt outstanding and greater utilization of our revolver, we have experienced an increase in payments on bank borrowings and revolving line of credit. We expect Grupo Finmart to continue its use of the borrowing facility, in addition to structured sales of assets, and utilize proceeds to fund loan originations, operations and contractual obligations.
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
Off-Balance Sheet Arrangements
We issue letters of credit ("LOCs") to enhance the creditworthiness of our credit service customers seeking unsecured consumer loans and auto title loans from unaffiliated lenders. The LOCs assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed them by the borrowers plus any insufficient funds fees or late fees. We do not record on our balance sheet the loans related to our credit services as the loans are made by unaffiliated lenders. We do not consolidate the unaffiliated lenders’ results with our results as we do not have any ownership interest in the lenders, do not exercise control over them and do not otherwise meet the criteria for consolidation as prescribed by FASB ASC 810-10-25 regarding variable interest entities.
We include an allowance for expected LOC losses in accounts payable and other accrued expenses on our balance sheet. At March 31, 2014, the allowance for expected LOC losses was $2.5 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $25.9 million. This amount includes principal, interest and insufficient funds fees.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the second quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Texas Municipal Regulations — In December 2013, the City of Houston, Texas enacted an ordinance imposing restrictions on certain financial services products we can offer as a credit services organization or a credit access business in that city. Specifically, the ordinance requires municipal registration, limits the amount borrowers can borrow and requires principal paydowns on refinancing or with each installment payment. These restrictions are similar to those contained in ordinances adopted by other Texas cities, principally Dallas, Austin, San Antonio and El Paso. These limitations and restrictions make the products less attractive to our customers, thus lessening demand, and severely impair the financial viability of our financial services business in those cities.
CFPB Investigation — In February 2014, we received a Civil Investigative Demand ("CID") from the U.S. Consumer Financial Protection Bureau ("CFPB") as part of its investigation to determine whether payday lenders or others have engaged in or are engaging in unlawful acts and practices in connection with the advertising, marketing, offering, provision, servicing or collection of loans in violation of U.S. federal consumer financial protection laws, as well as to determine whether CFPB action to obtain legal or equitable relief would be in the public interest. The CID requests us to produce documents and provide answers to written questions. We are cooperating with the CFPB in its investigation and are in discussions with the CFPB regarding our response to the CID. At this time, we are unable to predict the outcome of this CFPB investigation, including whether the investigation will result in any action, proceeding, fines or penalties against us.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)

3.2
Certificate of Amendment, dated March 25, 2014, to the Company's Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 25, 2014, Commission File No 0-19424)

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

*
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014, March 31, 2013 and September 30, 2013; (ii) Condensed Consolidated Statements of Income for the three and six months ended March 31, 2014 and March 31, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2014 and March 31, 2013 (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and March 31, 2013; and (v) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, Inc.

Date:	May 12, 2014	/s/ Stephen M. Brown
Stephen M. Brown Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)

3.2
Certificate of Amendment, dated March 25, 2014, to the Company's Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 25, 2014, Commission File No 0-19424)

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

*
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2014, March 31, 2013 and September 30, 2013; (ii) Condensed Consolidated Statements of Income for the three and six months ended March 31, 2014 and March 31, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2014 and March 31, 2013 (iv) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2014 and March 31, 2013; and (v) Notes to Interim Condensed Consolidated Financial Statements.