Form 10-Q
period 2014-06-30
EZCORP INC
filed 2014-08-08
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
As of June 30, 2014, 50,612,246 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Supplementary Data (unaudited)

EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2014	June 30, 2013	September 30, 2013
	(in thousands)

Assets:
Current assets:
Cash and cash equivalents	$49,999	$45,955	$36,317
Restricted cash	13,248	3,132	3,312
Pawn loans	157,491	154,095	156,637
Consumer loans, net	76,748	42,883	64,683
Pawn service charges receivable, net	29,307	28,590	30,362
Consumer loan fees and interest receivable, net	38,351	35,315	36,292
Inventory, net	132,021	122,503	145,200
Deferred tax asset	13,825	15,716	13,825
Prepaid Income taxes	21,779	12,937	16,105
Prepaid expenses and other assets	113,458	37,377	34,217
Total current assets	646,227	498,503	536,950
Investments in unconsolidated affiliates	90,730	146,707	97,085
Property and equipment, net	109,458	110,312	116,281
Restricted cash, non-current	22,473	2,182	2,156
Goodwill	436,765	430,940	433,300
Intangible assets, net	62,915	60,687	58,772
Non-current consumer loans, net	51,798	82,935	70,294
Deferred tax asset	9,308	—	8,214
Other assets, net	92,693	28,835	29,138
Total assets (1)	$1,522,367	$1,361,101	$1,352,190

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$21,029	$33,525	$30,436
Current capital lease obligations	520	533	533
Accounts payable and other accrued expenses	90,234	68,960	79,967
Other current liabilities	8,716	22,640	22,337
Customer layaway deposits	8,206	7,912	8,628
Total current liabilities	128,705	133,570	141,901
Long-term debt, less current maturities	360,628	198,374	215,939
Long-term capital lease obligations	—	521	391
Deferred tax liability	—	8,948	—
Deferred gains and other long-term liabilities	18,463	23,351	24,040
Total liabilities (2)	507,796	364,764	382,271
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	36,645	56,837	55,393
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million and 54 million at June 30, 2014 and 2013; and 56 million at September 30, 2013; issued: 51,612,246 and 51,230,843 at June 30, 2014 and 2013; and 51,269,434 at September 30, 2013	519	512	513
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	347,216	317,258	320,777
Retained earnings	641,947	624,620	599,880
Accumulated other comprehensive income (loss)	115	(2,920)	(6,674)
Treasury stock, at cost (1 million shares at June 30, 2014 and none at June 30 and September 30, 2013)	(11,901)	—	—
EZCORP, Inc. stockholders’ equity	977,926	939,500	914,526
Total liabilities and stockholders’ equity	$1,522,367	$1,361,101	$1,352,190
Assets and Liabilities of Grupo Finmart Securitization Trust
(1) Our consolidated assets as of June 30, 2014, June 30, 2013 and September 30, 2013 include the following assets of Grupo Finmart's securitization trust that can only be used to settle its liabilities: Restricted cash, $5.9 million as of June 30, 2014; Restricted cash, non-current, $16.7 million and $2.2 million as of June 30, 2014 and June 30, 2013, respectively, and $2.2 million as of September 30, 2013; Consumer loans, net, $42.9 million and $34.3 million as of June 30, 2014 and June 30, 2013, respectively, and $33.9 million as of September 30, 2013; Consumer loan fees and interest receivable, net, $6.6 million and $7.4 million as of June 30, 2014 and June 30, 2013, respectively, and $7.3 million as of September 30, 2013; Other assets, net, $2.9 million and $2.2 million as of June 30, 2014 and June 30, 2013, respectively, and $2.1 million as of September 30, 2013; and total assets, $75.0 million and $46.1 million as of June 30, 2014 and June 30, 2013, respectively, and $45.5 million as of September 30, 2013.
(2) Our consolidated liabilities as of June 30, 2014, June 30, 2013 and September 30, 2013 include $56.1 million, $32.3 million, and $32.0 million, respectively, of long-term debt for which the creditors of Grupo Finmart's securitization trust do not have recourse to the general credit of EZCORP, Inc.
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$89,170	$86,576	$298,211	$281,262
Jewelry scrapping sales	20,273	26,288	74,169	113,579
Pawn service charges	59,917	60,397	183,212	187,812
Consumer loan fees and interest	61,144	59,234	192,258	183,119
Consumer loan sales and other	10,876	2,671	22,587	10,169
Total revenues	241,380	235,166	770,437	775,941
Merchandise cost of goods sold	55,751	51,050	183,196	164,711
Jewelry scrapping cost of goods sold	15,131	20,377	55,262	80,993
Consumer loan bad debt	17,246	12,518	46,100	34,496
Net revenues	153,252	151,221	485,879	495,741
Operating expenses:
Operations	109,575	104,230	330,408	309,346
Administrative	14,467	12,644	50,244	34,918
Depreciation	7,551	7,377	22,556	21,008
Amortization	1,640	1,591	5,555	3,621
(Gain) loss on sale or disposal of assets	(26)	178	(5,974)	220
Total operating expenses	133,207	126,020	402,789	369,113
Operating income	20,045	25,201	83,090	126,628
Interest expense, net	6,073	3,637	15,680	11,027
Equity in net income of unconsolidated affiliates	(2,117)	(4,328)	(3,880)	(13,491)
Impairment of investments	—	—	7,940	—
Other (income) expense	(370)	96	786	—
Income from continuing operations before income taxes	16,459	25,796	62,564	129,092
Income tax expense	4,302	9,139	18,387	42,084
Income from continuing operations, net of tax	12,157	16,657	44,177	87,008
Income (loss) from discontinued operations, net of tax	186	(21,497)	1,628	(24,813)
Net income (loss)	12,343	(4,840)	45,805	62,195
Net income from continuing operations attributable to redeemable noncontrolling interest	837	1,041	3,738	3,378
Net income (loss) attributable to EZCORP, Inc.	$11,506	$(5,881)	$42,067	$58,817

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.21	$0.29	$0.74	$1.56
Discontinued operations	—	(0.40)	0.03	(0.46)
Basic earnings per share	$0.21	$(0.11)	$0.77	$1.10

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.21	$0.29	$0.74	$1.56
Discontinued operations	—	(0.40)	0.03	(0.46)
Diluted earnings per share	$0.21	$(0.11)	$0.77	$1.10

Weighted average shares outstanding:
Basic	54,308	54,196	54,338	53,465
Diluted	54,395	54,255	54,529	53,540

Net income from continuing operations attributable to EZCORP, Inc., net of tax	$11,320	$15,616	$40,439	$83,630
Income (loss) from discontinued operations attributable to EZCORP, Inc., net of tax	186	(21,497)	1,628	(24,813)
Net income (loss) attributable to EZCORP, Inc.	$11,506	$(5,881)	$42,067	$58,817

See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Net income (loss)	$12,343	$(4,840)	$45,805	$62,195
Other comprehensive income (loss):
Foreign currency translation gain (loss)	6,897	(15,529)	9,504	(950)
Foreign currency translation reclassification adjustment realized upon impairment	—	—	375	—
(Loss) gain on effective portion of cash flow hedge:
Other comprehensive (loss) gain before reclassifications	(497)	2,388	(1,169)	2,388
Amounts reclassified from accumulated other comprehensive income	272	(1,888)	814	(1,888)
Unrealized holding (loss) gain arising during period	(77)	(1,457)	540	(1,721)
Income tax (expense) benefit	(1,096)	1,189	(1,514)	(1,848)
Other comprehensive income (loss), net of tax	5,499	(15,297)	8,550	(4,019)
Comprehensive income (loss)	$17,842	$(20,137)	$54,355	$58,176
Attributable to redeemable noncontrolling interest:
Net income	837	1,041	3,738	3,378
Foreign currency translation gain (loss)	1,581	(3,321)	1,903	(1,212)
Loss on effective portion of cash flow hedge	(90)	—	(142)	—
Comprehensive income (loss) attributable to redeemable noncontrolling interest	2,328	(2,280)	5,499	2,166
Comprehensive income (loss) attributable to EZCORP, Inc.	$15,514	$(17,857)	$48,856	$56,010
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2014	2013
	(in thousands)
Operating Activities:
Net income	$45,805	$62,195
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,083	25,732
Consumer loan loss provision	26,335	19,982
Deferred income taxes	(1,280)	245
Other adjustments	4,252	73
(Gain) loss on sale or disposal of assets	(6,137)	6,060
Gain on sale of loan portfolio	(14,312)	—
Stock compensation	9,929	5,202
Income from investments in unconsolidated affiliates	(3,880)	(13,491)
Impairment of investments	7,940	—
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(4,407)	(4,203)
Inventory, net	1,061	(51)
Prepaid expenses, other current assets, and other assets, net	(25,402)	(13,119)
Accounts payable and accrued expenses	(7,221)	7,330
Customer layaway deposits	(433)	588
Deferred gains and other long-term liabilities	943	439
Tax provision (benefit) from stock compensation	570	(321)
Prepaid income taxes	(6,196)	(5,664)
Dividends from unconsolidated affiliates	5,129	8,418
Net cash provided by operating activities	60,779	99,415
Investing Activities:
Loans made	(705,181)	(682,184)
Loans repaid	476,196	451,182
Recovery of pawn loan principal through sale of forfeited collateral	182,004	181,461
Additions to property and equipment	(15,930)	(33,351)
Acquisitions, net of cash acquired	(12,990)	(14,940)
Investments in unconsolidated affiliates	—	(11,018)
Proceeds from sale of assets	44,568	—
Other investing activities	143	—
Net cash used in investing activities	(31,190)	(108,850)
Financing Activities:
Proceeds from exercise of stock options	—	45
Tax provision (benefit) from stock compensation	(569)	321
Taxes paid related to net share settlement of equity awards	(1,990)	(3,596)
Debt issuance costs	(12,686)	—
Payout of deferred and contingent consideration	(23,000)	—
Proceeds from issuance of convertible notes	200,000	—
Purchase of convertible notes hedges	(40,395)	—
Proceeds from issuance of warrants	21,824	—
Purchase of subsidiary shares from noncontrolling interest	(21,139)	—
Change in restricted cash	(29,992)	96
Proceeds from revolving line of credit	389,900	403,131
Payments on revolving line of credit	(530,800)	(385,964)
Proceeds from bank borrowings	102,138	21,637
Payments on bank borrowings and capital lease obligations	(57,578)	(28,001)
Repurchase of common stock	(11,901)	—
Net cash (used in) provided by financing activities	(16,188)	7,669
Effect of exchange rate changes on cash and cash equivalents	281	(756)
Net increase (decrease) in cash and cash equivalents	13,682	(2,522)
Cash and cash equivalents at beginning of period	36,317	48,477
Cash and cash equivalents at end of period	$49,999	$45,955

Non-cash Investing and Financing Activities:
Pawn loans forfeited and transferred to inventory	$171,288	$192,150
Issuance of common stock due to acquisitions	$—	$38,705
Deferred consideration	$2,692	$25,872
Contingent consideration	$—	$7,148
Accrued additions to property and equipment	$—	$107
Issuance of common stock to 401(k) plan	$557	$—
Equity adjustment due to noncontrolling interest purchase	$6,588	$—
Receivable from sale of portfolio	$38,269	$—
Receivable from issuance of convertible notes	$30,000	$—
Payable to purchase convertible note hedges	$6,059	$—
Warrants receivable related to issuance of convertible notes	$3,282	$—
Deferred finance cost payable related to convertible notes	$2,400	$—
Payable to purchase additional shares of noncontrolling interest	$8,636	$—
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value				Shares	Amount
	(in thousands)
Balances at September 30, 2012	51,226	$512	$268,626	$565,803	$(113)	—	$—	$834,828
Stock compensation	—	—	5,202	—	—	—	—	5,202
Stock options exercised	18	—	45	—	—	—	—	45
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,423)	—	85	—	—	(2,338)
Release of restricted stock	400	4	—	—	—	—	—	4
Excess tax benefit from stock compensation	—	—	321	—	—	—	—	321
Taxes paid related to net share settlement of equity awards	—	—	(3,596)	—	—	—	—	(3,596)
Effective portion of cash flow hedge	—	—	—	—	500	—	—	500
Unrealized loss on available-for-sale securities	—	—	—	—	(1,120)	—	—	(1,120)
Foreign currency translation adjustment	—	—	—	—	(2,272)	—	—	(2,272)
Net income attributable to EZCORP, Inc.	—	—	—	58,817	—	—	—	58,817
Balances at June 30, 2013	54,201	$542	$317,258	$624,620	$(2,920)	—	$—	$939,500

Balances at September 30, 2013	54,240	$543	$320,777	$599,880	$(6,674)	—	$—	$914,526
Issuance of common stock related to 401(k) match	45	$1	557	—	—	—	—	558
Stock compensation	—	—	9,929	—	—	—	—	9,929
Purchase of subsidiary shares from noncontrolling interest	—	—	(6,594)	—	(15)	—	—	(6,609)
Release of restricted stock	297	5	—	—	—	—	—	5
Tax deficiency of stock compensation	—	—	(569)	—	—	—	—	(569)
Taxes paid related to net share settlement of equity awards	—	—	(1,990)	—	—	—	(1)	(1,991)
Effective portion of cash flow hedge	—	—	—	—	(213)	—	—	(213)
Net proceeds from sale of warrants	—	—	25,106	—	—	—	—	25,106
Unrealized gain on available-for-sale securities	—	—	—	—	351	—	—	351
Foreign currency translation adjustment	—	—	—	—	6,291	—	—	6,291
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	375	—	—	375
Net income attributable to EZCORP, Inc.	—	—	—	42,067	—	—	—	42,067
Purchase of treasury stock	—	—	—	—	—	1,000	(11,900)	(11,900)
Balances at June 30, 2014	54,582	$549	$347,216	$641,947	$115	1,000	$(11,901)	$977,926

See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
June 30, 2014

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview of Operations
We are a leader in delivering easy cash solutions to our customers across channels, products, services and markets. With approximately 7,300 teammates and approximately 1,400 locations and branches, we give our customers multiple ways to access instant cash, including pawn loans and consumer loans in the United States, Mexico, Canada and the United Kingdom. We offer these products through our four primary channels: in-store, online, at the worksite and through our mobile platforms. At our pawn and buy/sell stores and online, we also sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to discontinued operations (described in Note 2) and acquired businesses (described in Note 3). Furthermore, certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have a material impact on our financial position, results of operations or cash flows.
The accompanying financial statements should be read in conjunction with the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2013. The balance sheet at September 30, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our business is subject to seasonal variations, and operating results for the three and nine months ended June 30, 2014 (the "current quarter" and "current nine-month period") are not necessarily indicative of the results of operations for the full fiscal year.
The consolidated financial statements include the accounts of EZCORP, Inc. ("EZCORP") and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. As of June 30, 2014, we own 76% of the outstanding equity interests in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), doing business under the brands "Crediamigo" and "Adex," and 59% of Renueva Comercial S.A.P.I. de C.V. ("TUYO"), and therefore, include their results in our consolidated financial statements. We account for our investments in Albemarle & Bond Holdings, PLC ("Albemarle & Bond") and Cash Converters International Limited ("Cash Converters International") using the equity method.
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2013 except for the following addition.
Treasury Stock
We account for treasury stock under the cost method. When treasury stock is re-issued, proceeds in excess of cost are recorded as a component of additional paid-in capital in our consolidated balance sheets. Any deficiency is recorded as a component of additional paid-in capital to the extent that there are previously recorded gains to offset the losses. If there are no treasury stock gains in additional paid-in capital, the losses upon re-issuance of treasury stock are recorded as a component of retained earnings in our consolidated balance sheets.
Use of Estimates and Assumptions
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 will be added to the Accounting Standards Codification as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, as well as some cost guidance in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Notably, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles - Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09. For public entities, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is prohibited. We do not anticipate that the adoption of ASU No. 2014-09 will have a material effect on our financial position, results of operations or cash flows.
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
NOTE 2: DISCONTINUED OPERATIONS
During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores (all of which were in operation at June 30, 2013) in a variety of locations. These stores were generally older, smaller stores that did not fit our future growth profile.
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
Due to discontinued operations, we incurred charges in the fiscal year ended September 30, 2013 for lease termination costs, asset and inventory write-downs to net realizable liquidation value, uncollectible receivables, and employee severance costs. During the three and nine-month periods ended June 30, 2013, we recorded $23.8 million of pre-tax charges, primarily lease terminations of $9.1 million, inventory write-downs of $7.8 million, and fixed asset write-downs of $5.8 million. During the third quarter ended June 30, 2014, we recorded $0.8 million of pre-tax gains related to these termination costs, primarily related to lease terminations, as negotiated amounts were lower than the initial lease buyout estimates recorded in the prior year. During the nine-month period ended June 30, 2014, we recorded $3.9 million of pre-tax gains related to these termination costs, primarily related to lease terminations of $3.0 million, as negotiated amounts were lower than the initial lease buyout estimates recorded in the prior year, and release of inventory write-down reserves of $0.6 million. These charges and gains have been recorded as part of income (loss) from discontinued operations in our three and nine-month periods ended June 30, 2014 and 2013 condensed consolidated statements of operations, respectively.
As of June 30, 2014 and 2013, accrued severance and lease termination costs related to discontinued operations were $0.9 million and $23.8 million, respectively. This amount is included in accounts payable and other accrued expenses in our condensed consolidated balance sheets. During the three and nine-month periods ended June 30, 2014, cash payments of $0.5 million and $3.4 million, respectively, were made with regard to the recorded termination costs. As of June 30, 2013, no cash payments had been made with regard to the recorded termination costs.

Discontinued operations in the three-month periods ended June 30, 2014 and 2013 include $0.1 million and $3.2 million of total revenues, respectively. The nine-month periods ended June 30, 2014 and 2013 include $2.9 million and $11.6 million of total revenues, respectively.

The table below summarizes the operating income and losses from discontinued operations by operating segment:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
U.S. & Canada
Net revenues	$(26)	$1,495	$189	$4,519
Operating expenses	102	2,942	505	8,980
Operating loss from discontinued operations before taxes	(128)	(1,447)	(316)	(4,461)
Total termination (gain) loss related to the reorganization	(793)	13,427	(1,744)	13,427
Income (loss) from discontinued operations before taxes	665	(14,874)	1,428	(17,888)
Income tax (provision) benefit	(166)	839	(131)	1,010
Income (loss) from discontinued operations, net of tax	$499	$(14,035)	$1,297	$(16,878)

Latin America
Net revenues	$(438)	$752	$(1,247)	$2,483
Operating expenses	9	1,076	406	3,482
Operating loss from discontinued operations before taxes	(447)	(324)	(1,653)	(999)
Total termination loss (gain) related to the reorganization	—	10,336	(2,126)	10,336
(Loss) income from discontinued operations before taxes	(447)	(10,660)	473	(11,335)
Income tax benefit (provision)	134	3,198	(142)	3,400
(Loss) income from discontinued operations, net of tax	$(313)	$(7,462)	$331	$(7,935)

Consolidated
Net revenues	$(464)	$2,247	$(1,058)	$7,002
Operating expenses	111	4,018	911	12,462
Operating loss from discontinued operations before taxes	(575)	(1,771)	(1,969)	(5,460)
Total termination (gain) loss related to the reorganization	(793)	23,763	(3,870)	23,763
Income (loss) from discontinued operations before taxes	218	(25,534)	1,901	(29,223)
Income tax (provision) benefit	(32)	4,037	(273)	4,410
Income (loss) from discontinued operations, net of tax	$186	$(21,497)	$1,628	$(24,813)

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
During the nine-month period ended June 30, 2014, we had no acquisitions accounted for as a business combination.
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
The three and nine month periods ended June 30, 2014 include $4.2 million and $11.4 million in total revenues and $1.7 million and $5.2 million in losses related to EZCORP Online. The three and nine month periods ended June 30, 2013 include $2.3 million and $3.9 million in total revenues and $2.4 million and $5.6 million in losses related to EZCORP Online.
TUYO
On November 1, 2012, we acquired a 51.0% interest in Renueva Comercial S.A.P.I. de C.V., a company headquartered in Mexico City and doing business under the name "TUYO", for approximately $1.1 million. On January 1, 2014, we acquired an additional 7.9% interest in TUYO for $1.1 million, increasing our ownership percentage to 58.9%. This transaction was treated as an equity transaction and not an adjustment to the purchase price of the initial controlling interest acquisition of TUYO. Refer to Note 9 for further detail. As of June 30, 2014, TUYO owned and operated 19 stores in Mexico City and the surrounding metropolitan area. In these stores, TUYO buys quality used merchandise from customers and then resells that merchandise to other customers. TUYO also sells refurbished or other merchandise acquired in bulk from wholesalers. As this acquisition was individually immaterial, we present its related information, other than information related to the redeemable noncontrolling interest, combined with other immaterial acquisitions.
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

Other - 2013

On April 26, 2013, Grupo Finmart, our 76% owned subsidiary, purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company. The total purchase price is performance-based and will be determined over a period of four years. A minimum of $3.5 million will be paid, of which $2.7 million was paid at closing with the remaining due on January 2, 2017. The performance consideration element will be based on interest income generated by the acquired portfolios and new loans made through Fondo ACH's contractual relationships. The contingent consideration element of the purchase price, which is the amount in excess of the guaranteed $3.5 million, has been valued at $2.3 million as of the acquisition date and recorded during the quarter ended March 31, 2014. As this acquisition was individually immaterial, we present its related information combined with other immaterial acquisitions.
The fiscal year ended September 30, 2013, includes the December 2012 acquisition of 12 pawn locations in Arizona, which was a new state of operation for EZCORP. As this acquisition was individually immaterial, we present its related information combined with other immaterial acquisitions.
All acquisitions were made as part of our continuing strategy to enhance and diversify our earnings over the long-term. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include our initial entry into several markets and a greater presence in others, as well as the ability to further leverage our expense structure through increased scale. There were no transaction related expenses for the nine-month period ended June 30, 2014 and approximately $0.5 million for the nine-month period ended June 30, 2013, which were expensed as incurred and recorded as operations expense. These amounts exclude costs related to transactions that did not close and future acquisitions. The results of all acquisitions have been consolidated with our results since their respective closing. Pro forma results of operations have not been presented because it is impracticable to do so, as historical audited financial statements in U.S. GAAP are not readily available.

The following table provides information related to the acquisition of domestic and foreign pawn and financial services locations during fiscal 2013:

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

Per FASB ASC 805-10-25, adjustments to provisional purchase price allocation amounts made during the measurement period shall be recorded as if the accounting for the business combination had been completed at the acquisition date. Thus, the acquirer shall revise comparative information for prior periods presented in financial statements. The amounts above and our condensed consolidated balance sheets as of June 30, 2013 and September 30, 2013 reflect all measurement period adjustments recorded since the acquisition date. As of June 30, 2013 and September 30, 2013, these adjustments include a $6.9 million increase to deferred gains and other long-term liability, a $4.8 million increase to goodwill, a $1.9 million increase to intangible assets, and a $0.2 million net increase to various other assets.
NOTE 4: EARNINGS PER SHARE
We compute basic earnings per share on the basis of the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock awards, and warrants.

Potential common shares are required to be excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vest, as defined by FASB ASC 718-10-25, are greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive.

Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP, Inc., net of tax (A)	$11,320	$15,616	$40,439	$83,630
Income (Loss) from discontinued operations, net of tax (B)	186	(21,497)	1,628	(24,813)
Net income (loss) attributable to EZCORP (C)	11,506	(5,881)	42,067	$58,817

Weighted average outstanding shares of common stock (D)	54,308	54,196	54,338	53,465
Dilutive effect of stock options and restricted stock	87	59	191	75
Weighted average common stock and common stock equivalents (E)	54,395	54,255	54,529	$53,540

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations attributable to EZCORP, Inc. (A / D)	$0.21	$0.29	$0.74	$1.56
Discontinued operations (B / D)	—	(0.40)	0.03	(0.46)
Basic earnings per share (C / D)	$0.21	$(0.11)	$0.77	$1.10

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations attributable to EZCORP, Inc. (A / E)	$0.21	$0.29	$0.74	$1.56
Discontinued operations (B / E)	—	(0.40)	0.03	(0.46)
Diluted earnings per share (C / E)	$0.21	$(0.11)	$0.77	$1.10

Potential common shares excluded from the calculation of diluted earnings per share:
Stock options and restricted stock	214	—	213	—
Warrants	14,317	—	14,317	—
Total potential common shares excluded	14,531	—	14,530	—
NOTE 5: STRATEGIC INVESTMENTS
Cash Converters International Limited
At June 30, 2014, we owned 136,848,000 shares, or approximately 32%, of Cash Converters International Limited, a publicly traded company headquartered in Perth, Australia. Cash Converters International franchises and operates a worldwide network of over 700 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods, with significant store concentrations in Australia and the United Kingdom. Those shares include 12,430,000 shares that we acquired in November 2012 for approximately $11.0 million in cash as part of a share placement. Our total investment in Cash Converters International was acquired between November 2009 and November 2012 for approximately $68.8 million.
We account for our investment in Cash Converters International using the equity method. Since Cash Converters International’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters International files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our nine-month periods ended June 30, 2014 and 2013 represents our percentage interest in the results of Cash Converters International’s operations from July 1, 2013 to March 31, 2014 and July 1, 2012 to March 31, 2013, respectively.
Conversion of Cash Converters International’s financial statements into U.S. GAAP resulted in no material differences from those reported by Cash Converters following IFRS.
In its functional currency of Australian dollars, Cash Converters International’s total assets increased 32% from December 31, 2012 to December 31, 2013 and its net income attributable to the owners of the parent decreased 46% for the six months ended December 31, 2013. This decrease is primarily due to a decline in short-term personal lending as a result of regulatory changes in Australia. Cash Converters International sees these regulatory changes as an opportunity to capitalize on their strong compliance culture and critical mass in terms of stores and financing capability. The quarter ended March 31, 2014 reflects the continuing upward trend that commenced in prior quarter and Cash Converters International expects this trend to continue.

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

Albemarle & Bond Holdings, PLC
At June 30, 2014, we owned 16,644,640 ordinary shares of Albemarle & Bond, representing approximately 30% of its total outstanding shares. Our total cost for those shares was approximately $27.6 million. Albemarle & Bond is primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We account for the investment using the equity method.
Since Albemarle & Bond’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Albemarle & Bond files semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our nine-month periods ended June 30, 2014 and 2013 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2013 to March 31, 2014 and July 1, 2012 to March 31, 2013, respectively.
On April 19, 2013, Albemarle & Bond announced that it expected profits for their full fiscal year (ending June 30, 2013) to be materially below market expectations, citing reduction in gold buying profit and pressures on its pawn loan business due to the challenging gold environment and increased competition. In addition Albemarle & Bond's Board of Directors announced that their CEO would step down earlier than planned. In early October 2013, Albemarle & Bond announced that discussions to underwrite an equity funding had failed and they were in ongoing discussions with their banks to negotiate covenants. The market price of Albemarle & Bond’s stock declined as a result of this information. Due to these events, we evaluated the economic and strategic benefits of continuing to hold this investment. Based on the review as of October 18, 2013, we determined that the fair value of this investment was less than its carrying value as of September 30, 2013 and that this impairment was other than temporary. As a result, we recognized an other than temporary impairment of $42.5 million ($28.7 million, net of taxes), which brought our carrying value of this investment to $9.4 million at September 30, 2013.

As of March 31, 2014, we concluded that this investment was further impaired, and that such impairment was other than temporary. In reaching this conclusion, we considered all available evidence, including that (i) Albemarle & Bond had not achieved forecasted revenue or operating results, (ii) Albemarle & Bond had been negatively impacted by the falling price of gold on the international markets, a drop of more than 20% this year, (iii) Albemarle & Bond commenced a formal sale process of the company on December 5, 2013 and then terminated the process on January 27, 2014 after deciding that none of the proposals deemed to represent a fair value for the company, and (iv) a prolonged drop in Albemarle & Bond's stock price as a result of the above aforementioned factors. The active trading of Albemarle & Bond was suspended on March 24, 2014. Despite the final sale of Albemarle & Bond in April 2014 we believe limited value, if any, is attributable to our investment. As a result, we recognized an other than temporary impairment of $7.9 million ($5.4 million, net of taxes) during the quarter ended March 31, 2014, which brought our carrying value of this investment to zero.
Conversion of Albemarle & Bond’s financial statements into U.S. GAAP resulted in no material differences from those reported by Albemarle & Bond following IFRS.
The table below summarizes the recorded value and fair value of each of these strategic investments at the dates indicated. The fair values of Albemarle & Bond as of June 30, 2013 and Cash Converters International as of June 30, 2014 and 2013 as well as September 30, 2013 are considered Level 1 estimates within the fair value hierarchy of FASB ASC 820-10-50, and were calculated as (a) the quoted stock price on each company’s principal market multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate at the dates indicated. We included no control premium by owning a large percentage of outstanding shares.
The fair value for Albemarle & Bond at June 30, 2014 is considered a Level 2 estimate within the fair value hierarchy of FASB ASC 820-10-50. We calculated the fair value based on (a) the last known stock price after all active trading was suspended on March 21, 2014 and (b) Albemarle & Bond's announcement of limited, if any, value available to the ordinary shares of its stock, which was considered to be an unobservable input insignificant to the overall determination of the Albemarle & Bond fair value. The fair value for Albemarle & Bond at September 30, 2013 is considered a Level 2 estimate within the fair value hierarchy of FASB ASC 820-10-50. We calculated the fair value based on (a) the quoted average stock price of Albemarle & Bond over the two week period subsequent to the October announcement multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate as of the dates indicated during the post September 30, 2013 measurement date. We believe this measurement date allowed the market to react and adjust to the information released by Albemarle & Bond the first week of October 2013, as previously mentioned, and therefore resulted in a reasonable fair value as of September 30, 2013.

	June 30,		September 30,
	2014	2013	2013
	(in thousands of U.S. dollars)
Albemarle & Bond:
Recorded value	$—	$52,252	$9,439
Fair value	—	33,920	9,439
Cash Converters International:
Recorded value	$90,730	$94,455	$87,645
Fair value	139,213	133,732	165,663

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the balance of goodwill and each major class of intangible assets at the specified dates:

	June 30,		September 30,
	2014	2013	2013
	(in thousands)
Goodwill	$436,765	$430,940	$433,300

Indefinite-lived intangible assets:
Pawn licenses	$8,836	$8,836	$8,836
Trade name	9,970	9,654	9,791
Domain name	228	215	215
Total indefinite-lived intangible assets	$19,034	$18,705	$18,842

Definite-lived intangible assets:
Real estate finders’ fees	$841	$940	$902
Non-compete agreements	431	789	673
Favorable lease	541	640	614
Franchise rights	1,294	1,376	1,388
Contractual relationship	12,648	14,534	14,039
Internally developed software	27,914	23,465	22,088
Other	212	238	226
Total definite-lived intangible assets	$43,881	$41,982	$39,930

Intangible assets, net	$62,915	$60,687	$58,772

The following tables present the changes in the carrying value of goodwill over the periods presented:

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances at September 30, 2013	$283,199	$110,209	$39,892	$433,300
Effect of foreign currency translation changes	—	1,228	2,237	3,465
Balances at June 30, 2014	$283,199	$111,437	$42,129	$436,765

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances at September 30, 2012	$224,306	$110,401	$39,956	$374,663
Acquisitions	57,825	2,282	—	60,107
Goodwill impairment	(29)	—	—	(29)
Effect of foreign currency translation changes	(2)	(1,446)	(2,353)	(3,801)
Balances at June 30, 2013	$282,100	$111,237	$37,603	$430,940

In accordance with ASC 350-20-35, Goodwill - Subsequent Measurement, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently when there are events or circumstances that indicate that it is more likely than not that an impairment exists. During the third quarter ended June 30, 2014, we evaluated such events and circumstances and concluded that it was not more likely than not that a goodwill or intangible assets impairment existed. We will continue to monitor if an interim triggering event is present in subsequent periods, and we will perform our required annual impairment test in the fourth quarter of our fiscal year.

The amortization of most definite-lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to operations expense (rent expense) over the related lease terms. The following table presents the amount and classification of amortization of definite-lived intangible assets recognized as expense in each of the periods presented:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Amortization expense in continuing operations	$1,640	$1,591	$5,555	$3,621
Operations expense	30	64	91	131
Total expense from the amortization of definite-lived intangible assets	$1,670	$1,655	$5,646	$3,752
The following table presents our estimate of future amortization expense for definite-lived intangible assets:

Fiscal Years Ended September 30,	Amortization expense	Operations expense
	(in thousands)
2014	$1,959	$30
2015	7,324	109
2016	6,878	106
2017	6,603	106
2018	5,781	106
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE 7: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The following table presents our long-term debt instruments and balances under capital lease obligations outstanding at June 30, 2014 and 2013 and September 30, 2013.

	June 30, 2014		June 30, 2013		September 30, 2013
	Carrying Amount	Debt Premium (Discount)	Carrying Amount	Debt Premium	Carrying Amount	Debt Premium
	(in thousands)
Recourse to EZCORP:
Domestic line of credit up to $200 million due 2015	$—	$—	$122,500	$—	$140,900	$—
2.125% Cash Convertible Senior Notes Due 2019	183,694	(46,306)	—	—	—	—
Cash Convertible Senior Notes Due 2019 embedded derivative	46,454	—	—	—	—	—
Capital lease obligations	520	—	1,054	—	924	—
Non-recourse to EZCORP:
Secured foreign currency debt up to $3.8 million due 2014	251	28	1,562	124	1,207	99
Secured foreign currency debt up to $5.2 million due 2015	1,218	—	8,929	—	6,281	—
Secured foreign currency debt up to $19.2 million due 2015	5,516	—	—	—	—	—
Secured foreign currency debt up to $5.2 million due 2016	747	—	—	—	—	—
Secured foreign currency debt up to $23.1 million due 2017	23,077	—	23,035	—	22,822	—
Consumer loans facility due 2017	—	—	32,251	—	31,951	—
Consumer loans facility due 2019	56,075	—	—	—	—	—
10% unsecured notes due 2013	—	—	508	—	503	—
15% unsecured notes due 2013	—	—	13,272	514	12,884	244
10% unsecured notes due 2014	6,528	—	9,008	—	8,925	—
11% unsecured notes due 2014	111	—	111	—	110	—
9% unsecured notes due 2015	29,933	—	15,905	—	16,068	—
10% unsecured notes due 2015	700	—	421	—	418	—
15% secured notes due 2015	—	—	4,275	436	4,185	381
10% unsecured notes due 2016	122	—	122	—	121	—
12% secured notes due 2017	4,078	232	—	—	—	—
12% secured notes due 2019	23,153	—	—	—	—	—
Total long-term obligations	382,177	(46,046)	232,953	1,074	247,299	724
Less current portion	21,549	233	34,058	815	30,969	543
Total long-term and capital lease obligations	$360,628	$(46,279)	$198,895	$259	$216,330	$181
Domestic line of credit up to $200 million due 2015
On May 10, 2011, we entered into a senior secured credit agreement with a syndicate of five banks, replacing our previous credit agreement. Among other things, the credit agreement provided for a four-year $175 million revolving credit facility that we could, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired our $17.5 million outstanding debt. On May 31, 2013, we amended the senior secured credit agreement to increase our revolving credit facility from $175 million to $200 million. No other terms of our senior secured credit agreement were modified.
Pursuant to the credit agreement, we could choose to pay interest to the lenders for outstanding borrowings at LIBOR plus 200 to 275 basis points or the banks' base rate plus 100 to 175 basis points, depending on our leverage ratio computed at the end of each calendar quarter. On the unused amount of the credit facility, we paid a commitment fee of 37.5 to 50.0 basis points depending on our leverage ratio calculated at the end of each quarter. Terms of the credit agreement required, among other things, that we meet certain financial covenants, restrict dividend payments and limit other and non-recourse debt.
We used approximately $119.4 million of net proceeds from the 2.125% Cash Convertible Senior Notes offering, described below, to repay all outstanding borrowings under the senior secured credit agreement and terminated that agreement.

Debt extinguishment expense of $0.7 million was recognized in the three and nine months ended June 30, 2014 as a result of the recognition of deferred financing costs associated with the terminated senior secured credit agreement.
2.125% Cash Convertible Senior Notes Due 2019
In June 2014, we issued $200.0 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the “Convertible Notes”). We granted the initial purchasers the option to purchase up to an additional $30.0 million aggregate principal amount of Convertible Notes. Such option was exercised in full on June 27, 2014, and we issued an additional $30.0 million principal amount of Convertible Notes on July 2, 2014. All of the Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year, commencing on December 15, 2014, and will mature on June 15, 2019 (the "Maturity Date").
Prior to December 15, 2018, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date, as described below. At maturity, the holders of the Convertible Notes will be entitled to receive cash equal to the principal amount of the Convertible Notes plus unpaid accrued interest.
The Convertible Notes will be our unsubordinated unsecured obligations and will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment with all of our other unsecured unsubordinated indebtedness; and effectively junior to all debt or other obligations (including trade payables) of our wholly-owned subsidiaries. The Indenture governing the Convertible Notes does not contain any financial covenants.
We incurred transaction costs of approximately $9.2 million related to the issuance of the Convertible Notes, which we recorded as deferred financing costs and are included in other assets, net on our condensed consolidated balance sheet. Deferred financing costs are being amortized to interest expense using the effective interest method over the expected term of the Convertible Notes.
Convertible Notes Embedded Derivative
We account for the cash conversion feature of the Convertible Notes as a separate derivative instrument (the “Convertible Notes Embedded Derivative”), which had a fair value of $46.5 million on the issuance date that was recognized as the original issue discount of the Convertible Notes. This original issue discount is amortized to interest expense over the term of the Convertible Notes using the effective interest method. As of June 30, 2014, the Convertible Notes Embedded Derivative is recorded as a non-current liability under long-term debt, less current maturities in our condensed consolidated balance sheet, and will be marked to market in subsequent reporting periods. The classification of the Convertible Notes Embedded Derivative liability as current or non-current on the consolidated balance sheet corresponds with the classification of the net balance of the Convertible Notes as discussed below.
The Convertible Notes are convertible into cash, subject to satisfaction of certain conditions and during the periods described below, based on an initial conversion rate of 62.2471 shares of Class A non-voting common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $16.065 per share of our Class A non-voting common stock). Upon conversion of a note, we will pay cash based on a daily conversion value calculated on a proportionate basis for each trading day in the applicable 80 trading day observation period as described in the Indenture. The conversion rate will not be adjusted for any accrued and unpaid interest.
Holders may surrender their Convertible Notes for conversion into cash prior to December 15, 2018 only under the following circumstances (the “Early Conversion Conditions”): (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2014 (and only during such fiscal quarter), if the last reported sale price of our Class A non-voting common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price, as defined in the Indenture, per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A non-voting common stock and the conversion rate on such trading day; or (3) upon the occurrence of specified corporate events, as defined in the Indenture. On or after December 15, 2018 until the close of business on the second scheduled trading day immediately preceding the Maturity Date, holders may convert their notes into cash at any time, regardless of the foregoing circumstances.
If a holder elects to convert its Convertible Notes in connection with certain make-whole fundamental changes, as that term is defined in the Indenture, that occur prior to the Maturity Date, we will, in certain circumstances, increase the conversion rate for Convertible Notes converted in connection with such make-whole fundamental changes by a specified number of shares of Class

A non-voting common stock. In addition, the conversion rate is subject to customary anti-dilution adjustments (for example, certain dividend distributions or tender or exchange offer of our Class A non-voting common stock).
Upon the occurrence of a fundamental change, as defined in the Indenture, holders may require us to repurchase for cash all or any portion of the then outstanding Convertible Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.
Impact of Early Conversion Conditions on Financial Statements
As of June 30, 2014, the Convertible Notes are not convertible because the Early Conversion Conditions described above have not been met. Accordingly, the net balance of the Convertible Notes of $183.7 million is classified as a non-current liability on our condensed consolidated balance sheet as of June 30, 2014. The classification of the Convertible Notes as current or non-current on the consolidated balance sheet is evaluated at each balance sheet date and may change from time to time depending on whether one of the Early Conversion Conditions has been met.
If one of the Early Conversion Conditions is met in any future fiscal quarter, we would classify our net liability under the Convertible Notes as a current liability on the condensed consolidated balance sheet as of the end of that fiscal quarter. If none of the Early Conversion Conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the Maturity Date, we would classify our net liability under the Convertible Notes as a non-current liability on the condensed consolidated balance sheet as of the end of that fiscal quarter. If the note holders elect to convert their Convertible Notes prior to maturity, any unamortized discount and transaction costs will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on June 30, 2014, we would have recorded an expense of $55.5 million associated with the conversion, comprised of $46.3 million of unamortized debt discount and $9.2 million of unamortized debt issuance costs. As of June 30, 2014, none of the note holders had elected to convert their Convertible Notes.
Convertible Notes Hedges
In connection with the issuance of the Convertible Notes, we purchased cash-settled call options (the “Convertible Notes Hedges”) in privately negotiated transactions with certain of the initial purchasers or their affiliates (in this capacity, the “option counterparties”). The Convertible Notes Hedges provide us with the option to acquire, on a net settlement basis, approximately 14.3 million shares of our Class A non-voting common stock at a strike price of $16.065, which is equal to the number of shares of our Class A non-voting common stock that notionally underlie the Convertible Notes and corresponds to the conversion price of the Convertible Notes. The Convertible Notes Hedges have an expiration date that is the same as the Maturity Date of the Convertible Notes, subject to earlier exercise. The Convertible Notes Hedges have customary anti-dilution provisions similar to the Convertible Notes. If we exercise the Convertible Notes Hedges, the aggregate amount of cash we will receive from the option counterparties to the Convertible Notes Hedges will cover the aggregate amount of cash that we would be required to pay to the holders of the converted Convertible Notes, less the principal amount thereof. As of June 30, 2014, we have not purchased any shares under the Convertible Notes Hedges.
The aggregate cost of the Convertible Notes Hedges was $46.5 million (or $21.3 million net of the total proceeds from the Warrants sold, as discussed below). The Convertible Notes Hedges are accounted for as a derivative asset and are recorded on the condensed consolidated balance sheet at their estimated fair value in other assets, net. The fair value was $46.5 million as of June 30, 2014. The Convertible Notes Embedded Derivative liability and the Convertible Notes Hedges asset will be adjusted to fair value each reporting period and unrealized gains and losses will be reflected in the condensed consolidated income statements. The Convertible Notes Embedded Derivative and the Convertible Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments are expected to offset and not have a net impact on the condensed consolidated income statements.
The classification of the Convertible Notes Hedges asset as current or long-term on the consolidated balance sheet corresponds with the classification of the Convertible Notes, which is evaluated at each balance sheet date and may change from time to time depending on whether one of the Early Conversion Conditions has been met.
Convertible Notes Warrants
In connection with the issuance of the Convertible Notes, we also sold net-share-settled warrants (the “Warrants”) in privately negotiated transactions with the option counterparties for the purchase of up to approximately 14.3 million shares of our Class A non-voting common stock at a strike price of $20.83 per share, for total proceeds of $25.2 million, which was recorded as an increase in stockholders' equity. The Warrants have customary anti-dilution provisions similar to the Convertible Notes. As a result of the Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter. The Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A non-voting common stock. Therefore, upon expiration of the Warrants, we will issue shares of Class A non-

voting common stock to the purchasers of the Warrants that represent the value by which the price of the Class A non-voting common stock exceeds the strike price stipulated within the particular warrant agreement. As of June 30, 2014, there were 14.3 million warrants outstanding.
Convertible Notes Interest Expense
Total interest expense for the three and nine months ended June 30, 2014 was $0.2 million, composed of contractual interest expense and debt discount amortization of $0.1 million and $0.1 million, respectively. The effective interest rate for the three and nine months ended June 30, 2014 was 7%.
As of June 30, 2014, the remaining unamortized issuance discount will be amortized over the next 5.0 years assuming no early conversion.
Non-recourse debt to EZCORP, Inc.
On January 30, 2012, we acquired a 60% ownership interest in Grupo Finmart. On June 30, 2014, we acquired an additional 16% of the ordinary shares outstanding of Grupo Finmart, increasing our ownership percentage from 60% to 76%. Non-recourse debt amounts in the table previously presented represent Grupo Finmart’s third-party debt. All unsecured notes are collateralized with Grupo Finmart's assets and are due at maturity. All secured foreign currency debt is guaranteed by Grupo Finmart's loan portfolio. Interest on secured foreign currency debt due 2014, 2015 and 2016 is charged at the Mexican Interbank Equilibrium ("TIIE") plus a margin varying from 5% to 10%. The secured foreign currency debt due 2014 requires monthly payments of $0.2 million with remaining principal due at maturity. The secured foreign currency debt due 2015 requires monthly payments of $0.6 million with the remaining principal due at maturity. The secured foreign currency debt due 2016 requires monthly payments of $0.1 million with the remaining principal due at maturity. The secured foreign currency debt due 2017 has a 14.5% interest rate, requires monthly payments of $1.9 million, and the remaining principal is due at maturity. The 12% secured notes due 2017 require monthly payments of $0.1 million with the remaining principal due at maturity. The 12% secured notes due 2019 require monthly payment of $1.0 million with the remaining principal due at maturity.
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
Consumer loans facility due 2017
On July 10, 2012, Grupo Finmart entered into a securitization transaction to transfer the collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash on a non-recourse basis. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The securitization agreement called for a two-year lending period in which the trust would use principal collections of the consumer loan portfolio to acquire additional collection rights up to $115.4 million in eligible loans from Grupo Finmart. Upon the termination of the lending period, the collection received by the trust would be used to repay the debt. Grupo Finmart would continue to service the underlying loans in the trust. On February 17, 2014, Grupo Finmart repaid this facility. In connection with this repayment, we wrote off the deferred financing costs related to this facility.
Consumer loans facility due 2019
On February 17, 2014, Grupo Finmart entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The unrestricted cash received from this borrowing in the amount of $35.5 million was primarily used to repay the previous securitization borrowing facility due 2017 and the transaction costs associated with this transaction. The cash proceeds of approximately $20.6 million is restricted primarily for $17.9 million of collection rights on the additional eligible loans from Grupo Finmart, which Grupo Finmart expects to deliver to the trust within the next 12 months, and $2.7 million of interest and trust maintenance costs to be recovered at repayment. The restricted cash proceeds of $17.9 million is recourse to Grupo Finmart unless additional eligible loans are delivered within two-year period specified in the agreement. The borrowing facility has a two year lending period and matures on March 19, 2019. Upon the termination of the lending period, Grupo has an option to start prepaying the principle early from the collection received by the trust. Grupo Finmart will continue to service the underlying loans in the trust.

Deferred financing costs related to the new consumer loans facility, totaling approximately $2.6 million are included in other assets, net on the condensed consolidated balance sheets and are being amortized to interest expense over the term of the agreement.
Grupo Finmart is the primary beneficiary of the securitization trust because Grupo Finmart has the power to direct the most significant activities of the trust through its role as servicer of all the receivables held by the trust and through its obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we consolidate the trust.
As of June 30, 2014, borrowings under the securitization borrowing facility due 2019 amounted to $56.1 million. Interest is charged at TIIE plus a 2.5% margin, or a total of 5.8% as of June 30, 2014.
9% unsecured notes due 2015
On May 15, 2013, Grupo Finmart issued and sold $30.0 million of 9% Global Registered Notes due November 16, 2015. Notes with an aggregate principal amount of $14.0 million were originally purchased by EZCORP and, therefore, eliminated in consolidation in prior periods. On March 31, 2014, EZCORP sold its outstanding notes in the amount of $11.7 million to an outside party, thereby increasing the total consolidated notes balance. As a result of this transaction we recorded a loss of $0.7 million, which is included under gain (loss) on sale or disposal of assets in our nine month period ended June 30, 2014 condensed consolidated statement of operations. Grupo Finmart used a portion of the net proceeds of the offering to repay existing indebtedness, and used the remaining portion for general operating purposes.
NOTE 8: COMMON STOCK, OPTIONS AND STOCK COMPENSATION
Our net income includes the following compensation costs related to our stock compensation arrangements:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Gross compensation costs	$1,653	$2,148	$9,929	$5,202
Income tax benefits	(579)	(727)	(3,448)	(1,746)
Net compensation expense	$1,074	$1,421	$6,481	$3,456

In the current three and nine-month periods ended June 30, 2014, no stock options were exercised. In the prior year three and nine-month periods ended June 30, 2013, stock option exercises resulted in the issuance of 15,000 and 18,000 shares, respectively, for nominal proceeds.

On March 25, 2014, following the shareholders' approval, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized Class A Shares from 55,550,000 to 100,000,000.

In connection with the retirement of our Executive Chairman effective June 30, 2014, we agreed to accelerate the vesting of 270,000 shares of restricted stock and recorded $2.2 million of the related gross compensation costs in the quarter ending March 31, 2014. Out of the 270,000 shares, 135,000 shares would have otherwise vested on October 2, 2014 and 135,000 shares would have otherwise vested on October 2, 2016.

In June 2014, in connection with the issuance of the Convertible Notes discussed in Note 7, we repurchased 1.0 million shares of outstanding Class A common stock in privately negotiated transactions totaling $11.9 million. We recognized the total amount of the repurchased shares in Treasury Stock on our condensed consolidated balance sheet as of June 30, 2014.

NOTE 9: REDEEMABLE NONCONTROLLING INTEREST
The following table provides a summary of the activities in our redeemable noncontrolling interests as of June 30, 2014 and 2013:

Redeemable Noncontrolling Interests
(in thousands)
Balance as of September 30, 2012	$53,681
Acquisition of redeemable noncontrolling interest	2,836
Sale of additional shares to parent	(7,981)
Net income attributable to redeemable noncontrolling interests	3,378
Contribution to maintain ownership percentage	6,135
Foreign currency translation adjustment attributable to noncontrolling interests	(1,212)
Balance as of June 30, 2013	$56,837

Balance as of September 30, 2013	$55,393
Sale of additional shares to parent	(24,247)
Net income attributable to redeemable noncontrolling interests	3,738
Foreign currency translation adjustment attributable to noncontrolling interests	1,903
Effective portion of cash flow hedge	(142)
Balance as of June 30, 2014	$36,645
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
On June 30, 2014, we acquired an additional 16% of the ordinary shares outstanding of Grupo Finmart, our Mexico consumer loan provider, for $28.4 million, increasing our ownership percentage from 60% to 76%, with the remaining 24% held by minority shareholders. This transaction was treated as an equity transaction and not an adjustment to the purchase price of the initial controlling interest acquisition of Grupo Finmart.
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

The current quarter’s effective tax provision rate from continuing operations is 26.1% of pretax income compared to 35.4% for the prior year quarter. For the current nine-month period, the effective tax provision rate from continuing operations is 29.4% compared to 32.6% in the prior year nine-month period. The effective tax rate for the three month period ended June 30, 2014 was lower primarily due to the increase in foreign operations in lower tax jurisdictions. The effective tax rate for the nine-month period ended June 30, 2014 was lower primarily due to the continued diversification of our operations worldwide.

The current quarter's effective tax provision rate from discontinued operations is 14.7% compared to the tax benefit rate of 15.8% for the prior year quarter. For the current nine-month period, the effective tax provision rate from discontinued operations is 14.4% compared to the tax benefit rate of 15.1% in the prior year nine-month period.

For the nine months ended June 30, 2014, approximately 66% of the pre-tax income from discontinued operations was from our Canada operations, which has a net operating loss carryforward, against which we have provided a valuation allowance. In addition, Mexico accounted for approximately 25% of the pre-tax income from discontinued operations. Our effective tax rate in Mexico is lower than the effective tax rate for our U.S. operations. The U.S. pre-tax income represented a significantly smaller percentage of discontinued operations than continuing operations. That, combined with a net operating loss in Canada and a lower effective tax rate in Mexico, resulted in a materially different tax rate for discontinued operations compared to continuing operations.
NOTE 11: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings. While we cannot determine the ultimate outcome of any of these matters, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.
On July 28, 2014, a stockholder filed a derivative action in the Chancery Court of the State of Delaware styled Treppel v. Cohen, et. al. (C.A. No. 9962-VCP). The lawsuit names as defendants Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Voting Common Stock; several current and former members of our Board of Directors (Joseph J. Beal, Sterling B. Brinkley, John Farrell, Pablo Lagos Espinosa, William C. Love, Thomas C. Roberts and Paul E. Rothamel); three entities controlled by Mr. Cohen (MS Pawn Limited Partnership, the record holder of our Class B Voting Common Stock; MS Pawn Corporation, the general partner of MS Pawn Limited Partnership; and Madison Park LLC); and EZCORP, Inc., as nominal defendant. The plaintiff asserts the following claims:

•
Claims against the current and former Board members for breach of fiduciary duties and waste of corporate assets in connection with the Board’s decision to enter into advisory services agreements with Madison Park LLC (see “Part III — Item 13 — Certain Relationships and Related Transactions, and Director Independence — Related Party Transactions — Agreement with Madison Park” in our Annual Report on Form 10-K for the year ended September 30, 2013);

•	Claims against Mr. Cohen and MS Pawn Limited Partnership for aiding and abetting the breaches of fiduciary duties relating to the advisory services agreements with Madison Park; and

•	Claims against Mr. Cohen and Madison Park for unjust enrichment for payments under the advisory services agreements.
The plaintiff seeks (a) a recovery for the Company in the amount of the damages the Company has sustained as a result of the alleged breach of fiduciary duties, waste of corporate assets and aiding and abetting, (b) disgorgement by Mr. Cohen and Madison Park of the benefits they received as a result of the related party transactions and (c) reimbursement of costs and expenses, including reasonable attorney’s fees. We and the other defendants intend to defend this lawsuit vigorously. A liability has not been recorded related to this lawsuit as of June 30, 2014 because it is not probable that a loss has been incurred and the amount of the loss cannot be reasonably estimated.
NOTE 12: OPERATING SEGMENT INFORMATION
Segment information is prepared on the same basis that our management reviews financial information for operational decision-making purposes.
We currently report our segments as follows:

•	U.S. & Canada — All business activities in the United States and Canada

•	Latin America — All business activities in Mexico and other parts of Latin America

•
Other International — All business activities in the rest of the world (currently consisting of Cash Genie online lending business in the United Kingdom and our equity interests in the results of operations of Albemarle & Bond and Cash Converters International)

There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information for the three and nine-month periods ending June 30, 2014 and 2013, including reclassifications discussed in Note 1 "Organization and Summary of Significant Accounting Policies."

	Three Months Ended June 30, 2014
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$74,674	$14,496	$—	$89,170	$—	$89,170
Jewelry scrapping sales	18,909	1,364	—	20,273	—	20,273
Pawn service charges	51,894	8,023	—	59,917	—	59,917
Consumer loan fees and interest	41,749	14,839	4,556	61,144	—	61,144
Consumer loan sales and other	531	10,333	12	10,876	—	10,876
Total revenues	187,757	49,055	4,568	241,380	—	241,380
Merchandise cost of goods sold	45,927	9,824	—	55,751	—	55,751
Jewelry scrapping cost of goods sold	13,894	1,237	—	15,131	—	15,131
Consumer loan bad debt	12,894	1,361	2,991	17,246	—	17,246
Net revenues	115,042	36,633	1,577	153,252	—	153,252
Operating expenses (income):
Operations	84,553	22,112	2,910	109,575	—	109,575
Administrative	—	—	—	—	14,467	14,467
Depreciation	4,305	1,502	80	5,887	1,664	7,551
Amortization	414	329	4	747	893	1,640
Loss (gain) on sale or disposal of assets	129	11	(160)	(20)	(6)	(26)
Interest expense (income), net	—	4,234	(2)	4,232	1,841	6,073
Equity in net income of unconsolidated affiliates	—	—	(2,117)	(2,117)	—	(2,117)
Other income	(7)	(167)	—	(174)	(196)	(370)
Segment contribution	$25,648	$8,612	$862	$35,122
Income (loss) from continuing operations before income taxes				$35,122	$(18,663)	$16,459

	Three Months Ended June 30, 2013
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$71,464	$15,112	$—	$86,576	$—	$86,576
Jewelry scrapping sales	26,288	—	—	26,288	—	26,288
Pawn service charges	52,505	7,892	—	60,397	—	60,397
Consumer loan fees and interest	40,279	12,864	6,091	59,234	—	59,234
Consumer loan sales and other	1,058	1,034	579	2,671	—	2,671
Total revenues	191,594	36,902	6,670	235,166	—	235,166
Merchandise cost of goods sold	41,795	9,255	—	51,050	—	51,050
Jewelry scrapping cost of goods sold	20,285	92	—	20,377	—	20,377
Consumer loan bad debt expense	9,994	685	1,839	12,518	—	12,518
Net revenues	119,520	26,870	4,831	151,221	—	151,221
Operating expenses (income):
Operations	84,194	16,513	3,523	104,230	—	104,230
Administrative	—	—	—	—	12,644	12,644
Depreciation	4,184	1,420	93	5,697	1,680	7,377
Amortization	721	434	25	1,180	411	1,591
Loss on sale or disposal of assets	174	4	—	178	—	178
Interest (income) expense, net	(25)	2,790	—	2,765	872	3,637
Equity in net income of unconsolidated affiliates	—	—	(4,328)	(4,328)	—	(4,328)
Other expense	—	57	—	57	39	96
Segment contribution	$30,272	$5,652	$5,518	$41,442
Income (loss) from continuing operations before income taxes				$41,442	$(15,646)	$25,796

	Nine Months Ended June 30, 2014
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$253,501	$44,710	$—	$298,211	$—	$298,211
Jewelry scrapping sales	69,531	4,638	—	74,169	—	74,169
Pawn service charges	161,117	22,095	—	183,212	—	183,212
Consumer loan fees and interest	136,108	43,460	12,690	192,258	—	192,258
Consumer loan sales and other	2,025	20,520	42	22,587	—	22,587
Total revenues	622,282	135,423	12,732	770,437	—	770,437
Merchandise cost of goods sold	153,864	29,332	—	183,196	—	183,196
Jewelry scrapping cost of goods sold	51,257	4,005	—	55,262	—	55,262
Consumer loan bad debt	37,571	3,206	5,323	46,100	—	46,100
Net revenues	379,590	98,880	7,409	485,879	—	485,879
Operating expenses (income):
Operations	261,161	58,580	10,667	330,408	—	330,408
Administrative	—	—	—	—	50,244	50,244
Depreciation	12,867	4,411	288	17,566	4,990	22,556
Amortization	1,723	1,553	55	3,331	2,224	5,555
(Gain) loss on sale or disposal of assets	(6,630)	15	(1)	(6,616)	642	(5,974)
Interest (income) expense, net	(11)	11,628	(4)	11,613	4,067	15,680
Equity in net income of unconsolidated affiliates	—	—	(3,880)	(3,880)	—	(3,880)
Impairment of investments	—	—	7,940	7,940	—	7,940
Other (income) expense	(7)	(208)	346	131	655	786
Segment contribution (loss)	$110,487	$22,901	$(8,002)	$125,386
Income (loss) from continuing operations before income taxes				$125,386	$(62,822)	$62,564

	Nine Months Ended June 30, 2013
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$237,577	$43,685	$—	$281,262	$—	$281,262
Jewelry scrapping sales	108,777	4,802	—	113,579	—	113,579
Pawn service charges	165,202	22,610	—	187,812	—	187,812
Consumer loan fees and interest	126,873	36,583	19,663	183,119	—	183,119
Consumer loan sales and other	5,469	2,880	1,820	10,169	—	10,169
Total revenues	643,898	110,560	21,483	775,941	—	775,941
Merchandise cost of goods sold	138,936	25,775	—	164,711	—	164,711
Jewelry scrapping cost of goods sold	76,922	4,071	—	80,993	—	80,993
Consumer loan bad debt expense (benefit)	27,363	(1,024)	8,157	34,496	—	34,496
Net revenues	400,677	81,738	13,326	495,741	—	495,741
Operating expenses (income):
Operations	251,593	46,483	11,270	309,346	—	309,346
Administrative	—	—	—	—	34,918	34,918
Depreciation	11,905	3,782	263	15,950	5,058	21,008
Amortization	1,490	1,285	74	2,849	772	3,621
Loss on sale or disposal of assets	202	18	—	220	—	220
Interest expense (income), net	7	8,205	(1)	8,211	2,816	11,027
Equity in net income of unconsolidated affiliates	—	—	(13,491)	(13,491)	—	(13,491)
Other (income) expense	(5)	(238)	(69)	(312)	312	—
Segment contribution	$135,485	$22,203	$15,280	$172,968
Income (loss) from continuing operations before income taxes				$172,968	$(43,876)	$129,092

The following tables provide geographic information required by ASC 280-10-50-41:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Revenues:
U.S.	$184,396	$188,524	$612,261	$634,900
Mexico	49,055	36,902	135,423	110,560
Canada	3,361	3,070	10,021	8,998
U.K	4,568	6,670	12,732	21,483
Total	$241,380	$235,166	$770,437	$775,941

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

Grupo Finmart's unsecured long-term consumer loans are considered in current status as long as the customer is employed ("in payroll"). Loans outstanding from customers no longer employed ("out of payroll") are considered current if payments are made by the due date. However, if one payment of an out of payroll consumer loan is delinquent, that one payment is considered defaulted. If two or more payments of an out of payroll consumer loan are delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, Grupo Finmart charges the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of consumer loan bad debt when collected. Accrued fees related to defaulted loans reduce fee revenue upon default, and increase fee revenue upon collection. The $25.6 million recorded investment in unsecured long-term loans at June 30, 2014 that are greater than 90 days are related to customers that are in payroll.

The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision		Translation Adjustment	Allowance Balance at End of Period	Financing Receivable at End of Period
	(in thousands)
Unsecured short-term consumer loans:
Three Months Ended June 30, 2014	$8,585	$(8,343)	$3,156	$8,811		$138	$12,347	$32,393
Three Months Ended June 30, 2013	$2,234	$(11,302)	$5,512	$6,540		$—	$2,984	$23,720
Nine Months Ended June 30, 2014	$2,928	$(37,146)	$24,040	$22,370		$155	$12,347	$32,393
Nine Months Ended June 30, 2013	$2,390	$(34,231)	$15,796	$19,029		$—	$2,984	$23,720
Secured short-term consumer loans:
Three Months Ended June 30, 2014	$1,814	$(15,284)	$13,148	$1,227		$—	$905	$7,592
Three Months Ended June 30, 2013	$1,358	$(10,272)	$9,301	$916		$—	$1,303	$7,691
Nine Months Ended June 30, 2014	$1,804	$(50,352)	$44,903	$4,550		$—	$905	$7,592
Nine Months Ended June 30, 2013	$942	$(64,652)	$59,093	$5,920		$—	$1,303	$7,691
Unsecured long-term consumer loans:
Three Months Ended June 30, 2014	$2,561	$(527)	$314	$1,363		$15	$3,726	$105,539
Three Months Ended June 30, 2013	$330	$(604)	$253	$680		$(32)	$627	$99,321
Nine Months Ended June 30, 2014	$972	$(1,453)	$1,887	$2,299		$21	$3,726	$105,539
Nine Months Ended June 30, 2013	$623	$(1,556)	$2,610	$(1,036)	*	$(14)	$627	$99,321
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
Short-term unsecured consumer loans made online by EZCORP Online remain as recorded investments when in delinquent or nonaccrual status. We consider these loans delinquent if they have not been repaid or renewed by the maturity date. Valuation reserves are based on days past due and respective historical collection rates. We reserve 100% of loans once they are more than 60 days past due. No fees are accrued on delinquent short-term consumer loans.
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
On October 21, 2013, Grupo Finmart sold an unsecured long-term consumer loan portfolio, consisting of approximately 14,500 consumer loans with a book value equal to $14.7 million, for $19.3 million. We realized a $4.6 million gain on this sale, which is included under consumer loan sales and other in our nine-month period ended June 30, 2014 condensed consolidated statement of operations.

On November 29, 2013, Grupo Finmart acquired an unsecured long-term consumer loan portfolio, consisting of approximately 10,500 consumer loans, for a total purchase price of approximately $15.7 million. Of the total purchase price, a minimum of $11.5 million will be paid, of which approximately $10.4 million was paid at closing, $0.6 million was paid on April 30, 2014, and $0.5 million will be paid by November 28, 2014. The total price includes deferred consideration of approximately $4.2 million, subject to the performance of the portfolio over the 12 months from the acquisition date, of which approximately $2.1 million was paid on April 30, 2014. The remaining deferred consideration will be paid by November 28, 2014. The fair value of the loan portfolio was $11.8 million as of the acquisition date.
On March 31, 2014, Grupo Finmart completed a sale of a long-term consumer loan portfolio, consisting of approximately 7,500 consumer loans with a total book value of approximately $10.0 million of principal and $1.3 million of accrued interest for a promissory note in the amount of $16.0 million. The note was paid in full on April 21, 2014. The transfer of the property and title is irrevocable and all legal rights to this portfolio were assigned and transferred under standard warranties to the trust, which was set up in order to facilitate the management of the collection rights to the primary beneficiary, the purchaser. Grupo Finmart was retained by the trust as the primary servicer at agreed upon market rates for a term of 48 months. As a result of the sale of this portfolio we realized a $4.7 million gain, which is included under consumer loan sales and other in our nine-month period ended June 30, 2014 condensed consolidated statement of operations. As a result of the portfolio sale, we accelerated the amortization of the sales commissions related to the loans sold, which totaled approximately $0.7 million, which is part of operations expense in our condensed consolidated statement of operations for the nine-month period ended June 30, 2014.
On June 30, 2014, Grupo Finmart completed a sale of a unsecured long-term consumer loan portfolio, consisting of approximately 7,100 consumer loans with a total book value of approximately $10.0 million of principal and $2.1 million of accrued interest for a promissory note in the amount of $16.5 million. We realized a $4.4 million gain on this sale, which is included under consumer loan sales and other in our condensed consolidated statements of operations for the three and nine month periods ended June 30, 2014. The note was paid in full on July 9, 2014. The transfer of the property and title is irrevocable and all legal rights to this portfolio were assigned and transferred under standard warranties to the trust, which was set up in order to facilitate the management of the collection rights to the primary beneficiary, the purchaser. Grupo Finmart was retained by the trust as the primary servicer at agreed upon market rates for a term of 60 months. As a result of the portfolio sale, we accelerated the amortization of the sales commissions related to the loans sold, which totaled approximately $0.7 million, which is part of operations expense in our condensed consolidated statements of operations for the three and nine month periods ended June 30, 2014.
On June 30, 2014, Grupo Finmart completed a sale of a unsecured long-term consumer loan portfolio, consisting of approximately 8,500 consumer loans with a total book value of approximately $14.0 million of principal and $2.3 million of accrued interest for a promissory note in the amount of $21.8 million. We realized a $5.5 million gain on this sale, which is included under consumer loan sales and other in our condensed consolidated statements of operations for the three and nine month periods ended June 30, 2014. The note was paid in full on July 7, 2014. The transfer of the property and title is irrevocable and all legal rights to this portfolio were assigned and transferred under standard warranties to the trust, which was set up in order to facilitate the management of the collection rights to the primary beneficiary, the purchaser. Grupo Finmart was retained by the trust as the primary servicer at agreed upon market rates for a term of 60 months. As a result of the portfolio sale, we accelerated the amortization of the sales commissions related to the loans sold, which totaled approximately $1.0 million, which is part of operations expense in our condensed consolidated statements of operations for the three and nine month periods ended June 30, 2014.
Grupo Finmart is not the primary beneficiary of the trusts because Grupo Finmart does not individually have the power to direct the most significant activities of the trusts and carries no obligation to absorb losses or receive benefits that could potentially be significant to the trusts. Consequently, we do not consolidate these trusts.

The following table presents an aging analysis of past due financing receivables by portfolio segment:

	Days Past Due				Total	Current	Fair Value	Total Financing	Allowance	Recorded Investment > 90 Days
	1-30	31-60	61-90	>90	Past Due	Receivable	Adjustment	Receivable	Balance	Accruing
	(in thousands)
Unsecured short-term consumer loans:*
June 30, 2014	$1,381	$2,106	$1,327	$6,399	$11,213	$2,989	$—	$14,202	$10,481	$—
June 30, 2013	$87	$35	$—	$—	$122	$122	$—	$244	$61	$—
September 30, 2013	$113	$285	$257	$—	$655	$214	$—	$869	$464	$—
Secured short-term consumer loans:
June 30, 2014	$1,983	$763	$391	$288	$3,425	$4,167	$—	$7,592	$905	$—
June 30, 2013	$1,717	$800	$544	$684	$3,745	$3,946	$—	$7,691	$1,303	$—
September 30, 2013	$2,096	$1,313	$905	$910	$5,224	$4,565	$—	$9,789	$1,804	$—
Unsecured long-term consumer loans:
June 30, 2014
In Payroll	$11,651	$4,103	$761	$25,615	$42,130	$59,383	$710	$102,223	$1,330	$25,615
Out of payroll	234	413	13	2,073	2,733	580	3	3,316	2,396	—
	$11,885	$4,516	$774	$27,688	$44,863	$59,963	$713	$105,539	$3,726	$25,615
June 30, 2013
In Payroll	$12,996	$4,580	$841	$27,399	$45,816	$52,738	$111	$98,665	$551	$27,576
Out of payroll	31	91	24	177	323	471	(138)	656	76	—
	$13,027	$4,671	$865	$27,576	$46,139	$53,209	$(27)	$99,321	$627	$27,576
September 30, 2013
In Payroll	$8,726	$5,245	$1,392	$29,492	$44,855	$63,209	$(196)	$107,868	$758	$29,492
Out of payroll	183	109	192	—	484	258	(7)	735	214	—
	$8,909	$5,354	$1,584	$29,492	$45,339	$63,467	$(203)	$108,603	$972	$29,492
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

The tables below present our financial assets (liabilities) that are measured at fair value on a recurring basis as of June 30, 2014, June 30, 2013 and September 30, 2013:

	June 30, 2014	Fair Value Measurements Using
Financial assets (liabilities):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,641	$2,641	$—	$—
Forward contracts - assets	2,163	—	2,163	—
Convertible notes hedges	46,454	—	46,454	—
Convertible notes embedded derivative	(46,454)	—	(46,454)	—
Forward contracts - liabilities	(378)	—	(378)	—
Contingent consideration	(6,893)	—	—	(6,893)
Net financial assets (liabilities)	$(2,467)	$2,641	$1,785	$(6,893)

	June 30, 2013	Fair Value Measurements Using
Financial assets (liabilities):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,910	$2,910	$—	$—
Forward contracts - assets	2,395	—	2,395	—
Contingent consideration	(18,078)	—	—	(18,078)
Net financial assets (liabilities)	$(12,773)	$2,910	$2,395	$(18,078)

	September 30, 2013	Fair Value Measurements Using
Financial assets (liabilities):		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,339	$2,339	$—	$—
Forward contracts - assets	1,813	—	1,813	—
Contingent consideration	(18,197)	—	—	(18,197)
Net financial assets (liabilities)	$(14,045)	$2,339	$1,813	$(18,197)
We measure the value of our marketable equity securities under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily available. There were no transfers of assets in or out of Level 1 or Level 2 fair value measurements in the periods presented. Marketable equity securities are recorded on the condensed consolidated balance sheets under other assets, net.
Grupo Finmart measures the value of the forward contracts under a Level 2 input. To measure the fair value of the forward contracts, Grupo Finmart used estimations of expected cash flows, appropriately risk-adjusted discount rates and available observable inputs (term of the forward, notional amount, discount rates based on local and foreign rate curves, and a credit value adjustment to consider the likelihood of nonperformance). Forward contracts are recorded on the condensed consolidated balance sheets under other assets, net and deferred gains and other long-term liabilities.
The fair value of the Convertible Notes Hedges and the Convertible Notes Embedded Derivative are determined using an option pricing model based on observable Level 1 and Level 2 inputs such as implied volatility, risk free interest rate, and other factors. The Convertible Notes Hedges are recorded on the condensed consolidated balance sheet under other assets, net. The Convertible Notes Embedded Derivative is recorded on the condensed consolidated balance sheet under long-term debt, less current maturities.
We used an income approach to measure the fair value of the contingent consideration using a probability-weighted discounted cash flow approach. The significant inputs used for the valuation are not observable in the market, and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy. Contingent consideration is recorded on the condensed consolidated balance sheets under other current liabilities and deferred gains and other long-term liabilities.
During the nine-month period ended June 30, 2014, we recorded accretion expense of $0.1 million, foreign currency exchange loss on earn out payments of $1.0 million, and made a $12.1 million earn out payment related to the Grupo Finmart acquisition. In addition, during the three month period ended June 30, 2014, we recorded $0.3 million of other individually immaterial adjustments, bringing the contingent consideration liability to $6.9 million at June, 30, 2014. During the nine-month period ended June 30, 2013, we recorded accretion expense of $0.4 million. In April 2013, we paid $12.8 million in contingent consideration to Grupo Finmart's noncontrolling owners. In addition, we recorded $7.1 million of additional contingent consideration, attributable to the Go Cash and Fondo ACH acquisitions and due to Grupo Finmart's acquisition of a loan portfolio, bringing the contingent consideration liability to $18.1 million at June 30, 2013. The accretion expense and foreign currency exchange loss amounts are included in administrative expenses and other (income) expense, respectively, in our condensed consolidated statements of operations.

Financial Assets, Temporary Equity, and Liabilities Not Measured at Fair Value

Our financial assets, temporary equity, and liabilities as of June 30, 2014, June 30, 2013 and September 30, 2013, that are not measured at fair value in the condensed consolidated balance sheets, are as follows:

	Carrying Value	Estimated Fair Value
	June 30, 2014	June 30, 2014	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Financial assets:	(in thousands)
Cash and cash equivalents	$49,999	$49,999	$49,999	$—	$—
Restricted cash	13,248	13,248	13,248	—	—
Pawn loans	157,491	157,491	—	—	157,491
Consumer loans, net	76,748	77,550	—	—	77,550
Pawn service charges receivable, net	29,307	29,307	—	—	29,307
Consumer loan fees and interest receivable, net	38,351	38,351	—	—	38,351
Restricted cash, non-current	22,473	22,473	22,473	—	—
Non-current consumer loans, net	51,798	52,629	—	—	52,629
Total	$439,415	$441,048	$85,720	$—	$355,328

Temporary equity:
Redeemable noncontrolling interest	$36,645	$38,042	$—	$—	$38,042

Financial liabilities:
2% cash convertible senior notes due 2019	$183,694	$183,694	$—	$183,694	$—
Secured foreign currency debt	30,809	30,623	—	30,623	—
Consumer loans facility due 2019	56,075	56,216	56,216	—	—
Unsecured Notes	37,394	37,478	30,008	7,470	—
Secured Notes	27,231	26,617	—	26,617	—
Total	$335,203	$334,628	$86,224	$248,404	$—

	Carrying Value	Estimated Fair Value
	June 30, 2013	June 30, 2013	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Financial assets:	(in thousands)
Cash and cash equivalents	$45,955	$45,955	$45,955	$—	$—
Restricted cash	3,132	3,132	3,132	—	—
Pawn loans	154,095	154,095	—	—	154,095
Consumer loans, net	42,883	45,193	—	—	45,193
Pawn service charges receivable, net	28,590	28,590	—	—	28,590
Consumer loan fees and interest receivable, net	35,315	35,315	—	—	35,315
Restricted cash, non-current	2,182	2,182	2,182	—	—
Non-current consumer loans, net	82,935	94,873	—	—	94,873
Total	$395,087	$409,335	$51,269	$—	$358,066

Temporary equity:
Redeemable noncontrolling interest	$56,837	$56,837	$—	$—	$56,837

Financial liabilities:
Domestic line of credit	$122,500	$122,500	$—	$122,500	$—
Secured foreign currency debt	33,526	33,228	—	33,228	—
Consumer loans facility due 2017	32,251	32,316	32,316	—	—
Unsecured Notes	39,347	38,243	15,349	22,894	—
Secured Notes	4,275	3,839	—	3,839	—
Total	$231,899	$230,126	$47,665	$182,461	$—

	Carrying Value	Estimated Fair Value
	September 30, 2013	September 30, 2013	Fair Value Measurement Using
			Level 1	Level 2	Level 3
Financial assets:	(in thousands)
Cash and cash equivalents	$36,317	$36,317	$36,317	$—	$—
Restricted cash	3,312	3,312	3,312	—	—
Pawn loans	156,637	156,637	—	—	156,637
Consumer loans, net	64,683	74,979	—	—	74,979
Pawn service charges receivable, net	30,362	30,362	—	—	30,362
Consumer loan fees and interest receivable, net	36,292	36,292	—	—	36,292
Restricted cash, non-current	2,156	2,156	2,156	—	—
Non-current consumer loans, net	70,294	89,693	—	—	89,693
Total	$400,053	$429,748	$41,785	$—	$387,963

Temporary equity:
Redeemable noncontrolling interest	$55,393	$55,557	$—	$—	$55,557

Financial liabilities:
Domestic line of credit	$140,900	$140,900	$—	$140,900	$—
Secured foreign currency debt	30,310	31,832	—	31,832	—
Consumer loans facility due 2017	31,951	32,027	32,027	—	—
Unsecured Notes	39,029	38,734	15,686	23,048	—
Secured Notes	4,185	4,026	—	4,026	—
Total	$246,375	$247,519	$47,713	$199,806	$—

Cash and cash equivalents and restricted cash bear interest at market rates and have maturities of less than 90 days.

The total U.S. pawn loan term ranges between 30 and 120 days, consisting of the primary term and grace period. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period.

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

We measure the fair value of our financial liabilities using an income approach. The carrying value of the Convertible Notes as of June 30, 2014 is accreting to the $230.0 million redemption value using a discount rate of approximately 7%, which approximated the Company’s fair-value incremental borrowing rate for a similar debt instrument (without the cash conversion feature) as of the date of issuance and thus represents a Level 2 measurement. Fair value measurements for our domestic line of credit were calculated using discount rates based on an estimated senior secured spread plus term matched risk free rates as of the valuation dates. We utilize credit quality-related zero rate curves for Mexican Pesos built by a price vendor authorized by the Comisión Nacional Bancaria y de Valores to determine the fair value measurements of the remaining financial liabilities that are classified as Level 2. For fair value measurements that are classified as Level 1, we utilize quoted price and yield inputs from Bloomberg and a price vendor authorized by the Comisión Nacional Bancaria y de Valores.

NOTE 15: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments designated as cash flow hedging instruments
During the third quarter ended June 30, 2013, Grupo Finmart completed a $30 million cross-border debt offering for which it has to pay interest on a semiannual basis at a fixed rate. Grupo Finmart uses derivative instruments (cross currency forwards) to manage its exposure related to changes in foreign currency exchange rate on this instrument through its maturity on November 16, 2015. Grupo Finmart does not enter into derivative instruments for any purpose other than cash flow hedging.
Changes in the fair value of forward agreements designated as hedging instruments that effectively offset the variability of cash flows associated with exchange rate are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
We assess the effectiveness of the hedges using linear regression for prospective testing, and the dollar offset method for retrospective testing. A hypothetical derivative with fair value of zero is created at the beginning of the hedge relationship; changes in actual derivative and hypothetical derivatives are used to carry out both testings. Based on the results of our testing, we have no ineffectiveness as of June 30, 2014 and 2013.
The following tables set forth certain information regarding our derivative instruments designated as cash flow hedging instruments:

		Fair Value, Asset of Derivative Instruments
Derivative Instrument	Balance Sheet Location	June 30, 2014	June 30, 2013	September 30, 2013
		(in thousands)
Foreign currency forwards	Other assets, net	$1,496	$2,395	$1,813

	Amount of Loss (Gain) Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	Three Months Ended June 30,		Nine Months Ended June 30,
Derivative Instrument	2014	2013	2014	2013
	(in thousands)
Foreign currency forwards	$497	$(2,388)	$1,169	$(2,388)

		Amount of Loss (Gain) on Derivatives Reclassified into Income from Accumulated Other Comprehensive Income (Effective Portion)
		Three Months Ended June 30,		Nine Months Ended June 30,
Derivative Instrument	Location of Loss	2014	2013	2014	2013
		(in thousands)
Foreign currency forwards	Interest expense, net / Other (income) expense	$272	$(1,888)	$814	$(1,888)

Derivative instruments not designated as hedging instruments
As described in Note 7, in June 2014 we issued and settled $200.0 million aggregate principal amount of Convertible Notes. We granted the initial purchasers the option to purchase up to an additional $30.0 million aggregate principal amount of Convertible Notes. On June 27, 2014, such option was exercised in full. On July 2, 2014, the purchase of the additional $30.0 million of Convertible Notes was settled. The conversion feature of the Convertible Notes can only be settled in cash and is required to be bifurcated from the Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Convertible Notes Embedded Derivative, we purchased Convertible Notes Hedges, which are accounted for as derivative instruments. The Convertible Notes Embedded Derivative and the Convertible Notes Hedges are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the condensed consolidated income statements. We expect that the realized gain or loss from the Convertible Notes Hedges will substantially offset the realized loss or gain of the Convertible

Notes Embedded Derivative upon maturity of the Convertible Notes. See Note 14 for additional information regarding the fair values of the Convertible Notes Embedded Derivative and the Convertible Notes Hedges.
During the third quarter ended June 30, 2014, Grupo Finmart entered into a cross currency forward as part of the sale of certain long-term consumer loans on March 31, 2014. See Note 13 for additional information regarding the loan sale. As part of that loan sale, Grupo Finmart also entered into agreements that transferred the rights and obligations of the cross currency forward to the trust and the agreements collectively met the definition of a foreign currency derivative which is accounted for separately. The cross currency forward and the derivative with the trust are adjusted to fair value each reporting period through earnings.
The following tables set forth certain information regarding our derivative instruments not designated as hedging instruments:

		Fair Value Asset (Liability) of Derivative Instruments
Derivative Instrument	Balance Sheet Location	June 30, 2014	June 30, 2013	September 30, 2013
		(in thousands)
Convertible notes hedges	Other assets, net	$46,454	$—	$—
Convertible notes embedded derivative	Long-term debt, less current maturities	(46,454)	—	—
	Net balance sheet asset (liability)	$—	$—	$—

Foreign currency forwards	Prepaid expenses and other assets	$667	$—	$—
Foreign currency forwards	Other current liabilities	(378)	—	—
	Net balance sheet asset (liability)	$289	$—	$—

		Amount of Unrealized Gain on Derivatives
		Three Months Ended June 30,		Nine Months Ended June 30,
Derivative Instrument	Location of Gain	2014	2013	2014	2013
		(in thousands)
Foreign currency forwards	Other (income) expense	$289	$—	$289	$—

NOTE 16: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Statements of Financial Position Information:
The following table provides information on net amounts included in pawn service charges receivable, consumer loan fees and interest receivable, inventory and property and equipment:

	June 30,		September 30,
	2014	2013	2013
	(in thousands)
Pawn service charges receivable:
Gross pawn service charges receivable	$39,287	$38,681	$40,336
Allowance for uncollectible pawn service charges receivable	(9,980)	(10,091)	(9,974)
Pawn service charges receivable, net	$29,307	$28,590	$30,362
Consumer loan fees and interest receivable:
Gross consumer loan fees and interest receivable	$43,548	$36,866	$38,059
Allowance for uncollectible consumer loan fees and interest receivable	(5,197)	(1,551)	(1,767)
Consumer loan fees and interest receivable, net	$38,351	$35,315	$36,292
Inventory:
Inventory, gross	$138,948	$128,270	$149,446
Inventory reserves	(6,927)	(5,767)	(4,246)
Inventory, net	$132,021	$122,503	$145,200
Property and equipment:
Property and equipment, gross	$234,824	$280,169	$291,245
Accumulated depreciation	(125,366)	(169,857)	(174,964)
Property and equipment, net	$109,458	$110,312	$116,281

Property and equipment at June 30, 2014, June 30, 2013 and September 30, 2013 includes $1.6 million of equipment leased under a capital lease. Amortization of equipment under capital leases is included with depreciation expense and was $0.1 million for the three-month period ended June 30, 2014, $0.3 million for the nine-month period ended June 30, 2014, $0.1 million for the three-month period ended June 30, 2013, and $0.4 million for the nine-month period ended June 30, 2013. Future minimum lease payments related to capital leases total $0.5 million and are due within one year. Of this amount, a nominal portion represents interest. The present value of net minimum lease payments as of June 30, 2014 was $0.4 million.

The following table provides information on amounts included in prepaid expenses and other assets and other current liabilities:

	June 30,		September 30,
	2014	2013	2013
	(in thousands)
Prepaid expenses and other assets:
Convertible Notes and Warrants receivable [1]	$33,298	$—	$—
Sale of long-term consumer loans receivable [2]	38,269	—	—
Other	41,891	37,377	34,217
Total prepaid expenses and other assets	$113,458	$37,377	$34,217

Other current liabilities:
Deferred consideration [3]	$8,716	$11,827	$11,524
Other	—	10,813	10,813
Total other current liabilities	$8,716	$22,640	$22,337
[1] For additional information, see Note 7.
[2] For additional information, see Note 13.
[3] For additional information, see Note 3.

During the first quarter ended December 31, 2013, we sold seven U.S. pawn stores (three in Louisiana, two in Mississippi, one in Alabama and one in Florida) for $11.0 million, of which $10.0 million was paid in cash and $1.0 million with a 14% promissory note due on December 31, 2018. The carrying value of the stores' net assets amounted to $3.7 million, primarily consisting of $1.5 million of pawn loans, $1.9 million of inventory, and $0.4 million of pawn service charge receivable, offset by $0.1 million of assumed liabilities. In the first quarter ended December 31, 2013 we realized a gain of $6.3 million, which is included under the (gain) loss on sale or disposal of assets in the condensed consolidated statement of operations. In addition, we recorded a deferred gain of $0.7 million. In the second quarter ended March 31, 2014, we settled the promissory note for $0.9 million and realized the net deferred gain of $0.6 million which is included in our condensed consolidated statement of operations for the nine-month period ended June 30, 2014.
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

	June 30,		September 30,
	2014	2013	2013
	(in thousands)
Consumer loans:
Expected LOC losses	$3,069	$2,196	$2,623
Maximum exposure for LOC losses	$29,430	$28,797	$33,380
Exposure secured by titles to customers’ automobiles	$7,458	$8,035	$9,893

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
GENERAL
Overview of Operations
We are a leader in delivering easy cash solutions to our customers across channels, products, services and markets. With approximately 7,300 teammates and approximately 1,400 locations and branches, we give our customers multiple ways to access instant cash, including pawn loans and consumer loans in the United States, Mexico, Canada and the United Kingdom. We offer these products through our four primary channels: in-store, online, at the worksite and through our mobile platforms. At our pawn and buy/sell stores and online, we also sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers.

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

The Company’s online lending and selling activities are a part of our store led integrated multichannel strategy. We offer easy cash solutions to our customers across channels, products, services, and markets. Our investments in marketing and technology are centered around this integrated multichannel strategy of providing easy cash solutions to our customers when they want them and how they want to access them. We utilize various online channels to sell merchandise, including Amazon, Craigslist, eBay, and Kijiji among others. Our merchandise pricing is consistent between our in-store and online sales channels. Working capital for our online channels is funded from the same sources as the working capital for our storefront activities.

In our US & Canada segment pawn stores, we acquire inventory for retail sales through pawn loan forfeitures, purchases of customers’ second hand merchandise, or purchases of new or refurbished merchandise from third party vendors. We sell the acquired inventory through our in-store and online channels. The online channel pulls inventory from our in-store inventories.

We believe our storefront presence creates a competitive advantage for our online lending offerings, and we are continually looking for opportunities to integrate our online and storefront offerings so that our customers can interact with us seamlessly across all channels. In the states in which we are registered to offer online lending products, our investments in operations, technology, and marketing allow our customers to access loan products in-store or online, and our proprietary underwriting software works seamlessly across both our storefronts and our online applications.
We own a 76% interest in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), a leading consumer loan provider headquartered in Mexico City; and a 59% interest in Renueva Commercial S.A.P.I. de C.V. ("TUYO"), a company headquartered in Mexico City that owns and operates buy/sell stores in Mexico City and the surrounding metropolitan area.
Our vision is to be the global leader in providing customers with easy cash solutions where they want, when they want and how they want, and we are making the investments in both storefronts and technology platforms to achieve that vision.
At June 30, 2014, we operated a total of 1,356 locations, consisting of:

•	493 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn);

•	7 U.S. buy/sell stores (operating as Cash Converters);

•	242 Mexico pawn stores (operating as Empeño Fácil);

•	19 Mexico buy/sell stores (operating as TUYO);

•	502 U.S. financial services stores (operating primarily as EZMONEY);

•	24 financial services stores in Canada (operating as CASHMAX);

•	15 buy/sell and financial services stores in Canada (operating as Cash Converters); and

•	54 Grupo Finmart locations in Mexico.

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

•
Other International – All business activities in the rest of the world (currently consisting of Cash Genie online lending business in the United Kingdom and our equity interests in the results of operations of Cash Converters International)

The following tables present stores by segment:

	Three Months Ended June 30, 2014
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,037	318	—	1,355	5
De novo	5	—	—	5	—
Sold, combined, or closed	(1)	(3)	—	(4)	—
End of period	1,041	315	—	1,356	5

	Nine Months Ended June 30, 2014
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,030	312	—	1,342	8
De novo	19	6	—	25	—
Sold, combined, or closed	(8)	(3)	—	(11)	(3)
End of period	1,041	315	—	1,356	5

	Three Months Ended June 30, 2013
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,058	345	—	1,403	9
De novo	5	15	—	20	—
Acquired	—	6	—	6	—
Sold, combined, or closed	(2)	(3)	—	(5)	(1)
End of period	1,061	363	—	1,424	8

Discontinued operations	(50)	(57)	—	(107)	—
Stores in continuing operations:	1,011	306	—	1,317	8

	Nine Months Ended June 30, 2013
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	987	275	—	1,262	10
De novo	68	66	—	134	—
Acquired	12	26	—	38	—
Sold, combined, or closed	(6)	(4)	—	(10)	(2)
End of period	1,061	363	—	1,424	8

Discontinued operations	(50)	(57)	—	(107)	—
Stores in continuing operations:	1,011	306	—	1,317	8
Discontinued Operations
During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores (all of which were in operation at June 30, 2013) in a variety of locations. These stores were generally older, smaller stores that did not fit our future growth profile. Refer to Note 3 for additional information.
Pawn Activities

We earn pawn service charge revenue on our pawn lending. At June 30, 2014, we had an aggregate pawn loan principal balance of $157.5 million. Pawn service charges accounted for approximately 25% of our total revenues and 39% of our net revenues for the three months ended June 30, 2014 and approximately 24% of our total revenues and 38% of our net revenues for the nine months ended June 30, 2014. While allowable service charges vary by state and loan size, a majority of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $131 to $138, but varies depending on the valuation of each item pawned. The total U.S. loan term ranges between 30 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 15% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan term is 40 days, consisting of the primary term and grace period. In Mexico, individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically average $69 U.S. dollars.
In our pawn stores, buy/sell stores in Pennsylvania and Virginia and certain financial services stores in Canada, we acquire inventory for retail sales through pawn loan forfeitures, purchases of customers’ second-hand merchandise or purchases of new or refurbished merchandise from third-party vendors. We sell the acquired inventory through our in-store and online channels. The online channel pulls inventory from our in-store inventories. For the three months ended June 30, 2014 and 2013, our online merchandise sales represented approximately 10% and 8% of our U.S. Pawn merchandise sales, respectively. For the nine months ended June 30, 2014 and 2013, our online merchandise sales represented approximately 6% of our total merchandise sales. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased.
We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it generally has greater inherent commodity value. At June 30, 2014, our total allowance was 5.0% of gross inventory compared to 4.5% at June 30, 2013 and 2.8% at September 30, 2013. Changes in the valuation allowance are charged to merchandise cost of goods sold. Our total allowance as a percentage of gross inventory increased from September 30, 2013 to June 30, 2014 due to an increase in the aged general merchandise inventory.

Consumer Loan Activities
We earn loan fee revenue on our consumer loans. In two U.S. pawn stores, 115 U.S. financial services stores and 39 Canadian financial services stores, we offer single-payment unsecured consumer loans. The average single-payment loan amount is approximately $430 and the term is generally less than 30 days, averaging about 18 days. We typically charge a fee of 10% to 40% of the loan amount. In 123 of our U.S. financial services stores, we offer multiple-payment unsecured consumer loans. These loans carry a term of up to seven months, with a series of equal installment payments, including principal amortization, due monthly, semi-monthly or on the customer’s paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 45% to 150% of the original principal amount of the loan. Multiple-payment loan principal amounts range from $100 to $3,500, but average approximately $545.
In certain cities in Texas we offer credit services to customers seeking consumer loans from unaffiliated lenders. In these locations, we act as a credit services organization ("CSO") on behalf of customers in accordance with applicable state and local laws. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers may obtain different types of consumer loans from the unaffiliated lenders. For credit services in connection with arranging a single-payment loan (average loan amount of about $510), our fee is approximately 22% to 44% of the loan amount. For credit services in connection with arranging an unsecured multiple-payment loan (average loan amount of about $900), our fee is up to 150% of the initial loan amount. For credit services in connection with arranging single-payment auto title loans (average loan amount of about $1,250), the fee is up to 30% of the loan amount with average rate of 20%. We also assist customers in obtaining longer-term multiple-payment auto title loans from unaffiliated lenders. Multiple-payment auto title loans typically carry terms of up to five months with up to ten equal installments. Multiple-payment auto title loan principal amounts range from $150 to $10,000, but average about $1,170; and we earn a fee of 45% to 150% of the initial loan amount. At June 30, 2014, unsecured single-payment loans, unsecured multiple-payment loans, and auto title loans comprised 48%, 23%, and 29%, respectively, of all loans brokered through third-party lenders.
At June 30, 2014, 436 of our U.S. financial services stores and two of our U.S. pawn stores offered auto title loans or, in Texas, credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $50 to $20,000, but average about $1,100. We earn a fee of 9% to 30% of auto title loan amounts.

We began online lending in the second half of fiscal 2012. At June 30, 2014, our U.S. online lending business operated in six states. In Louisiana, Missouri, South Dakota and Hawaii, we offer single-payment loans with an average principal amount of $310 and terms generally less than 30 days. Total interest and fees vary in accordance with state law and loan terms, but over the entire loan term, total approximately 15% to 45% of the original principal amount of the loan. Our online lending business in Texas and Ohio operates under a CSO model similar to that described above. The average principal amount for online loans in Texas and Ohio is about $445. We also offer single- and multiple-payment loans online in the U.K. For the three and nine months ended June 30, 2014, our online lending fees represented approximately 14% and 12% of our total consumer loan fees and interest, respectively. For the three and nine months ended June 30, 2013, our online lending fees represented approximately 14% and 13% of our total consumer loan fees and interest, respectively.
In Mexico, Grupo Finmart offers multiple-payment consumer loans with projected annual yields of approximately 43% and collects interest and principal through payroll deductions. The average loan is about $1,600 with a term of approximately 30 months.
In the U.K., Cash Genie offers single-payment consumer loans online. The average loan amount is approximately $360 with an average term of approximately 30 days.
International Growth

Within our Mexican consumer loan business, we anticipate Grupo Finmart will continue to sign new convenios with federal, state, and local governments as well as further penetrate the existing convenios. As of June 30, 2014, our lending penetration into the booked convenios was approximately 4%, which indicates further growth opportunities. In addition, we are seeking to diversify our product offerings to this customer base. We expect to continue to obtain local financing to fund the lending growth within this business activity, which we anticipate will continue to be non-recourse to EZCORP.

We intend to continue to open new stores in our Mexican pawn business, but will adjust growth from time-to-time to conform to near-term market conditions. The Mexican pawn environment has mirrored the US and Canada pawn environment as gold prices have dropped and the industry has seen a shift from gold and jewelry pawn activity to general merchandise pawn activity. We intend to secure local financing for our Mexican pawn growth.

We also plan to open more buy/sell stores in Mexico over time. As of June 30, 2014, we operated 19 buy/sell stores within the Mexico market. We intend to finance this planned growth using cash flow generated from our Mexican operations, as well as local financing.

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
Grupo Finmart's consumer loan business is less impacted by seasonality, with the exception of the summer months when new loan originations tend to moderate.
The net effect of these factors is that net revenues and net income typically are strongest in the fourth fiscal quarter and weakest in the third fiscal quarter.
Recent Regulatory Developments

On December 18, 2013, the City of Houston passed an ordinance to regulate business offering payday loans and auto title loans by limiting certain loan terms, including the size of the loan, number of renewals and amount of principal payments. Similar ordinances have been adopted in other Texas cities such as Dallas, Austin, San Antonio and El Paso in the last few years. The Houston ordinance took effect on July 1, 2014, and the El Paso ordinance took effect in January 2014. We expect these ordinances to have a negative impact on our financial services business in those cities.

The Financial Conduct Authority (FCA), which on April 1, 2014, assumed primary regulatory authority over short-term consumer lending in the U.K., has issued guidance and rules that focus on the affordability of the credit extended (i.e., the customer’s ability to repay), the use of continuous payment authority to collect repayments and sustained use of short-term credit products. These new rules became effective July 1, 2014. In addition, the FCA recently issued proposed rules that would significantly limit that amount of interest and fees that could be charged on "high cost short-term credit" products, including the loans we currently offer online through our Cash Genie operations. These new limitations are expected to become effective January 1, 2015. The FCA's guidance, new rules and proposed rules (if finalized), along with other regulations that may be issued in the future, could have an adverse impact on our online lending business in the U.K.
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

RESULTS OF OPERATIONS
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
Consolidated Results of Operations
The following table presents selected, unaudited, consolidated financial data for our three-month periods ended June 30, 2014 and 2013 (the "current quarter" and "prior year quarter," respectively). This table, as well as the discussion that follows, should be read with the accompanying unaudited financial statements and related notes.

	Three Months Ended June 30,		Percentage Change
	2014	2013
	(in thousands)
Revenues:
Sales	$109,443	$112,864	(3)%
Pawn service charges	59,917	60,397	(1)%
Consumer loan fees and interest	61,144	59,234	3%
Consumer loan sales and other	10,876	2,671	307%
Total revenues	241,380	235,166	3%
Cost of goods sold	70,882	71,427	(1)%
Consumer loan bad debt	17,246	12,518	38%
Net revenues	$153,252	$151,221	1%

Income from continuing operations before income taxes	$16,459	$25,796	(36)%
Income tax	4,302	9,139	(53)%
Income from continuing operations, net of taxes	$12,157	$16,657	(27)%

Net income from continuing operations attributable to EZCORP, Inc., net of tax	$11,320	$15,616	(28)%
Income (loss) from discontinued operations attributable to EZCORP, Inc., net of tax	186	(21,497)	101%
Net income (loss) attributable to EZCORP, Inc.	$11,506	$(5,881)	296%

Net earning assets:
Pawn loans	$157,491	$154,095	2%
Consumer loans, net	76,748	42,883	79%
Inventory, net	132,021	122,503	8%
Non-current consumer loans, net	51,798	82,935	(38)%
Consumer loans outstanding with unaffiliated lenders (1)	24,944	25,192	(1)%
Total net earning assets	$443,002	$427,608	4%
(1) Consumer loans outstanding with unaffiliated lenders "CSO loans" are not recorded on our condensed consolidated balance sheets.
In the current quarter, net income from continuing operations was $12.2 million compared to $16.7 million during the same period last year. This $4.5 million decrease is primarily attributable to a $4.7 million increase in consumer loan bad debt, a $7.2 million increase in operating expenses, a $2.4 million increase in interest expense, and a $2.2 million decrease in equity in net income of unconsolidated affiliates, partially offset by a $8.2 million increase in consumer loan sales and other and a $4.8 million decrease in income tax expense.
Total revenues were $241.4 million compared to $235.2 million in the same period last year. Excluding jewelry scrapping sales, total revenues increased $12.2 million, or 6%, driven by consumer loan sales by Grupo Finmart and increases in consumer loan fees and interest and merchandise sales in the United States and Mexico.
Total operating expenses increased by $7.2 million, or 6%. This increase is mainly attributable to:

•	A $5.3 million increase in operations expense primarily as a result of higher commission expenses and costs associated with various business growth initiatives; and

•	A $1.8 million increase in administrative expense primarily as a result of annual incentive bonus expense recorded in the current fiscal year quarter compared to none in the same period last year.

Interest expense increased by $2.4 million due to higher weighted average debt outstanding as compared to the prior year quarter and recognition of deferred financing costs of $0.7 million as a result of the termination of the senior secured credit agreement. Equity in net income of unconsolidated affiliates was $2.1 million for the current quarter. Income tax expense decreased to $4.3 million in the current quarter from $9.1 million in the prior year quarter as a result of a decrease in income from continuing operations and a lower effective tax rate due to the increase in foreign operations in lower tax jurisdictions.
Income from discontinued operations was $0.2 million in the current quarter primarily due to lease buyouts while the prior year quarter included a $23.8 million pre-tax charge for lease termination costs, asset and inventory write-downs to net realizable liquidation value, uncollectible receivables, and employee severance costs.
Net earning assets, including our CSO loans, were $443.0 million at quarter-end, an overall increase of 4% and an increase of 7% from continuing operations. This was a result of a 4% increase in consumer loans at Grupo Finmart and a 51% increase in installment loans primarily derived from our United States operations. Furthermore, inventory increased by 8% in the current quarter due to our successful efforts to drive jewelry retail sales rather than scrapping. These increases were partially offset by a 17% decrease in payday loans.

Segment Results of Operations
U.S. & Canada
The following table presents selected financial data for the U.S. & Canada segment:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Revenues:
Merchandise sales	$74,674	$71,464
Jewelry scrapping sales	18,909	26,288
Pawn service charges	51,894	52,505
Consumer loan fees and interest	41,749	40,279
Consumer loan sales and other	531	1,058
Total revenues	187,757	191,594
Merchandise cost of goods sold	45,927	41,795
Jewelry scrapping cost of goods sold	13,894	20,285
Consumer loan bad debt	12,894	9,994
Net revenues	115,042	119,520
Operating expenses (income):
Operations	84,553	84,194
Depreciation	4,305	4,184
Amortization	414	721
(Gain) loss on sale or disposal of assets	129	174
Interest income, net	—	(25)
Other income	(7)	—
Segment contribution	$25,648	$30,272
Other data:
Gross margin on merchandise sales	38.5%	41.5%
Gross margin on jewelry scrapping sales	26.5%	22.8%
Gross margin on total sales	36.1%	36.5%
Net earning assets - continuing operations	$297,286	$284,236
Average pawn loan balance per pawn store at period end	$285	$275
Average yield on pawn loan portfolio (a)	164%	163%
Pawn loan redemption rate	85%	84%
Consumer loan bad debt as a percentage of consumer loan fees and interest	30.9%	24.8%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The U.S. & Canada segment total revenues decreased $3.8 million from the prior year quarter to $187.8 million. Same-store total revenues decreased $10.2 million, or 5%, and new and acquired stores net of closed stores contributed $6.4 million. The overall decrease in total revenues was mostly due to a $7.4 million decrease in jewelry scrapping sales. Excluding jewelry scrapping sales, total revenues increased $3.5 million, or 2%. The increase mainly consisted of a $3.2 million increase in merchandise sales, and a $1.5 million increase in consumer loan fees and interest, offset by a $0.6 million decrease in pawn service charges and a $0.5 million decrease in consumer loan sales and other. In the current quarter we opened five de novo locations bringing our total number of stores in the U.S. & Canada segment to 1,041, a 3% increase over the prior year quarter.

The U.S. & Canada segment's net earning assets increased by $13.1 million mainly due to higher inventory levels as a result of our implemented strategy to drive jewelry retail sales rather than scrapping. Pawn loans were $140.6 million at quarter-end, an increase of 2% over our prior year quarter ending balance, due to transactional growth in new loans made in general merchandise and jewelry. Total consumer loan balances, including CSO loans, net of reserves, were $48.3 million at quarter-end, a 2% increase over the same quarter last year. This increase was driven by our online channel. For the quarter, including CSO loans, installment loans were up 51% while traditional payday loans declined 13%.
Total merchandise sales increased 4% in total and on a same-store basis driven by growth in storefront jewelry sales and strong online performance. Jewelry sales increased 18% in total and 16% on a same-store basis, with gross margin of 43% compared to 44% last year, due to improved presentation, pricing and promotions at our 493 storefronts. Same-store merchandise sales increased $2.9 million and new and acquired stores net of closed stores contributed $0.3 million. Gross margin on merchandise sales decreased 300 basis points from the same quarter last year to 39%, as we aggressively pursued market share. Online sales grew 28% over the same quarter last year and accounted for roughly 10% of the segment’s total merchandise sales. Gross margin remained strong at 42% as compared to 43% in the same quarter last year.
Gross profit on jewelry scrapping sales decreased $1.0 million, or 16%, from the prior year quarter to $5.0 million. Jewelry scrapping revenues decreased $7.4 million, or 28%, due to a 12% decrease in proceeds realized per gram of gold jewelry scrapped, coupled with a 17% decrease in gold volume. The decrease in volume is due to a change in strategy to retail our jewelry rather than scrap it. Same-store jewelry scrapping sales decreased $7.9 million, or 30%, and new and acquired stores contributed $0.5 million. Jewelry scrapping sales include the sale of approximately $2.5 million and $4.1 million of loose diamonds removed from scrap jewelry in the current and the prior year quarters, respectively. As a result of the decrease in volume, scrap cost of goods decreased $6.4 million.
Our current quarter pawn service charge revenues decreased by $0.6 million, or 1%, from the prior year quarter to $51.9 million. Same-store pawn service charge revenues decreased $0.7 million, or 1%, with new and acquired stores net of closed stores contributing $0.1 million.
Consumer loan fees and interest were $41.7 million, up 4%. The gap in growth between loan balances and fees year-over-year is the result of a shift in product mix to lower yielding products driven by a competitive marketplace and regulatory impact. We expect to grow loan balances aggressively as consumer demand for our loan products remains high.
Total segment expenses increased nominally to $89.4 million (48% of revenues) during the current quarter from $89.2 million (47% of revenues) in the prior year quarter.
In the current quarter, U.S. & Canada delivered a segment contribution of $25.6 million, a $4.6 million decrease compared to the prior year quarter. In the current and prior year quarter, the U.S. & Canada segment's contribution represented 73% of consolidated segment contribution. The U.S. & Canada segment has experienced significant challenges related to gold scrap sales; however, other elements of the business have continued to show strength.

Latin America
The following table presents selected financial data for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Revenues:
Merchandise sales	$14,496	$15,112
Jewelry scrapping sales	1,364	—
Pawn service charges	8,023	7,892
Consumer loan fees and interest	14,839	12,864
Consumer loan sales and other	10,333	1,034
Total revenues	49,055	36,902
Merchandise cost of goods sold	9,824	9,255
Jewelry scrapping cost of goods sold	1,237	92
Consumer loan bad debt expense	1,361	685
Net revenues	36,633	26,870
Operating expenses (income):
Operations	22,112	16,513
Depreciation	1,502	1,420
Amortization	329	434
Loss on sale or disposal of assets	11	4
Interest expense, net	4,234	2,790
Other (income) expense	(167)	57
Segment contribution	$8,612	$5,652
Other data:
Gross margin on merchandise sales	32.2%	38.8%
Gross margin on jewelry scrapping sales	9.3%	N/A
Gross margin on total sales	30.3%	38.1%
Net earning assets - continuing operations	$142,137	$126,876
Average pawn loan balance per pawn store at period end	$70	$67
Average yield on pawn loan portfolio (a)	195%	184%
Pawn loan redemption rate	76%	73%
Consumer loan bad debt as a percentage of consumer loan fees and interest	9.2%	5.3%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America’s current quarter results from Mexican pesos to U.S. dollars was 13.0 to 1, 4% weaker than the prior year quarter’s rate of 12.5 to 1. At quarter-end, we had 315 stores in the Latin America segment, operating under various brands, including Empeño Fácil, Crediamigo, Adex, and TUYO.
The Latin America segment's total revenues increased $12.2 million, or 33%, in the current quarter to $49.1 million. Same-store total revenues increased $10.7 million, or 29%, to $47.5 million, and new and acquired stores contributed $1.5 million. The overall increase in total revenues was due to the $2.0 million increase in Grupo Finmart consumer loan fees and interest, a $9.3 million increase in consumer loan sales and other, and a $1.3 million increase in jewelry scrapping sales, partially offset by a and a $0.6 million decrease in merchandise sales.
The Latin America segment's net earning assets increased $14.8 million, or 12%, mainly due to an increase in consumer loans outstanding and inventory.

Latin America's pawn service charge revenues increased by $0.1 million, or 2%, in the current quarter to $8.0 million. Same-store pawn service charges decreased $0.3 million, or 4%, to $7.5 million and new and acquired stores contributed $0.4 million. The yield on the loan balance improved 1100 basis points to 195%.
Merchandise gross profit decreased by $1.2 million, or 20%, from the prior year quarter to $4.7 million. The decrease was due to a 660 basis points decrease in gross margin to 32%. The decrease in gross margin is attributable to aggressive pricing in order to pursue market share.
Consumer loan fees and interest increased $2.0 million, or 15%, from the prior year quarter to $14.8 million. The increase is driven primarily by 22% growth in new loan originations. Grupo Finmart now has approximately 110 active contracts providing access to over 6 million customers.
Latin America's consumer loan sales and other increased $9.3 million primarily as a result of two structured sales of consumer loan portfolios by Grupo Finmart at a gain of $9.9 million in the current quarter. We expect to continue to use these and other types of structured transactions to finance the rapidly growing Grupo Finmart business going forward.
Total segment expenses increased to $28.0 million (57% of revenues) during the current quarter from $21.2 million (57% of revenues) in the prior year quarter. The increase was due to a $5.6 million, or 34%, increase in operations expenses as a result of higher commissions driven by an increase in consumer loans at Grupo Finmart and the addition of seven new stores at Empeño Fácil since the prior year quarter. The $1.4 million increase in interest expense was due to a higher weighted average debt outstanding as compared to the prior quarter. The weighted average rate on Grupo Finmart's third-party debt decreased slightly to 10% on outstanding debt of $151.5 million at June 30, 2014. This decrease is primarily as a result of our $55.7 million securitization completed in the second quarter ending March 31, 2014, reducing the cost of capital for the receivables financed to 5.8%.

In the current quarter, the $9.8 million increase in net revenues were offset by the $6.8 million increase in segment expenses, resulting in a $3.0 million increase in contribution for the Latin America segment. In the current quarter, Latin America segment contribution increased to 25% of consolidated segment contribution, compared to 14% in the prior year quarter.
Other International
The following table presents selected financial data for the Other International segment:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Consumer loan fees and interest	$4,556	$6,091
Consumer loan sales and other	12	579
Total revenues	4,568	6,670
Consumer loan bad debt	2,991	1,839
Net revenues	1,577	4,831
Operating expenses (income):
Operations	2,910	3,523
Depreciation	80	93
Amortization	4	25
Income on sale or disposal of assets	(160)	—
Interest income, net	(2)	—
Equity in net income of unconsolidated affiliates	(2,117)	(4,328)
Segment (loss) contribution	$862	$5,518
Other data:
Consumer loan bad debt as a percentage of consumer loan fees and interest	65.6%	30.2%
Currently our Other International segment primarily consists of the Cash Genie online lending business in the United Kingdom and our equity interest in the net income of Cash Converters International. The average exchange rate used to translate Cash

Genie's current quarter results from British pound to U.S. dollars was 0.5942 to 1, 9% weaker than the prior year quarter’s rate of 0.6510 to 1.
The segment's net revenues decreased $3.3 million, or 67%, compared to the third quarter of last year primarily as a result of a decrease in the consumer loans balance. Furthermore, consumer loan bad debt as a percent of consumer loan fees and interest was 66% for the current quarter as a result of business changes related to Financial Conduct Authority (FCA) regulations impacting Cash Genie. Due to the costs associated with the implementation of FCA regulations, we expect Cash Genie's profitability to be negatively impacted in future quarters.
Equity in net income of unconsolidated affiliates was $2.1 million for the current quarter.
In the current quarter, the Other International's segment contribution decreased $4.7 million to $0.9 million. The decrease was due to a $3.3 million decrease in net revenues, a $0.6 million decrease in operations expense, and a $2.2 million decrease in our equity in the net income of unconsolidated affiliates.

Other Consolidated Items
The following table reconciles our consolidated segment contribution discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended June 30,
	2014	2013
	(in thousands)
Segment contribution	$35,122	$41,442
Corporate expenses (income):
Administrative	14,467	12,644
Depreciation	1,664	1,680
Amortization	893	411
Gain on sale or disposal of assets	(6)	—
Interest expense, net	1,841	872
Other (income) loss	(196)	39
Consolidated income from continuing operations before income taxes	$16,459	$25,796
Total corporate expenses increased $3.0 million to $18.7 million primarily as a result of a $1.8 million increase in administrative expenses. The increase in administrative expenses was primarily as a result of annual incentive bonus expense recorded in the current fiscal year quarter compared to none in the same period last year. Furthermore, interest expense increased by $1.0 million due to the recognition of deferred financing costs of $0.7 million as a result of the termination of the senior secured credit agreement.
Consolidated income from continuing operations before income taxes decreased $9.3 million, or 36%, to $16.5 million due to the $4.6 million decrease, $3.0 million increase and $4.7 million decrease in contribution from the U.S. & Canada, Latin America and Other International segments, respectively, and a $3.0 million increase in corporate expenses.
Nine Months Ended June 30, 2014 vs. Nine Months Ended June 30, 2013
Consolidated Results of Operations
The following table presents selected, unaudited, consolidated financial data for our nine-month periods ended June 30, 2014 and 2013 (the "current nine-month period" and "prior year nine-month period," respectively). This table, as well as the discussion that follows, should be read with the accompanying unaudited financial statements and related notes.

	Nine Months Ended June 30,		Percentage Change
	2014	2013
	(in thousands)
Revenues:
Sales	$372,380	$394,841	(6)%
Pawn service charges	183,212	187,812	(2)%
Consumer loan fees and interest	192,258	183,119	5%
Consumer loan sales and other	22,587	10,169	122%
Total revenues	770,437	775,941	(1)%
Cost of goods sold	238,458	245,704	(3)%
Consumer loan bad debt	46,100	34,496	34%
Net revenues	$485,879	$495,741	(2)%

Income from continuing operations before income taxes	$62,564	$129,092	(52)%
Income tax	18,387	42,084	(56)%
Income from continuing operations, net of taxes	$44,177	$87,008	(49)%

Net income from continuing operations attributable to EZCORP, Inc., net of tax	$40,439	$83,630	(52)%
Income (loss) from discontinued operations attributable to EZCORP, Inc., net of tax	1,628	(24,813)	(107)%
Net income attributable to EZCORP, Inc.	$42,067	$58,817	(28)%

In the current nine-month period, net income attributable to EZCORP, Inc. was $42.1 million compared to $58.8 million during the same period last year. This $16.8 million decrease is primarily attributable to a $9.9 million decrease net revenues, a $33.7 million increase in operating expenses, and a $9.6 million decrease in equity in net income of unconsolidated affiliates, $7.9 million impairment of investments, and $4.7 million increase in interest, net, partially offset by a $23.7 million decrease in income tax expense and $1.6 million gain from the discontinued operations in the current nine-month period as compared to a loss of $24.8 million in the prior year nine-month period.
Total revenues were $770.4 million compared to $775.9 million in the same period last year. Excluding jewelry scrapping sales, total revenues increased $33.9 million, or 5%, driven by increased jewelry sales and consumer loan fee growth in the United States and Latin America, and Grupo Finmart's structure asset sales.
Total operating expenses increased by $33.7 million, or 9%. This increase is mainly attributable to:

•
A $21.1 million increase in operations expense primarily due to an $11.1 million increase in labor and benefits driven by commissions on new loan originations at Grupo Finmart, a $3.4 million increase in rent, and $3.8 million in advertising driven by lead generation expenses;

•
A $15.3 million increase in administrative expenses mainly due to discretionary bonuses awarded in the current nine-month period, the one-time retirement benefit for our long-time Executive Chairman of $8.0 million, and the one-time charges relating to reorganization and outsourcing of our internal audit department to a global advisory services firm;

•	A $3.5 million increase in depreciation and amortization expenses due to assets placed in service as we continue to invest in the infrastructure to support our growth; partially offset by

•	A $6.0 million gain on sale or disposal of assets, mostly due to the sale of seven U.S. pawn stores.

Equity in net income of unconsolidated affiliates decreased by $9.6 million. This decrease was driven by a profit decline at Cash Converters International in the first half of their fiscal year due to the effect of the transition to new regulatory requirements in the U.K. and Australia. Cash Converters International recently announced significantly improved performance in their third fiscal quarter which will be reflected in our fourth quarter results. Income from affiliates was also impacted by a decrease from Albemarle & Bond as it is no longer reporting any earnings. In addition, we adjusted our remaining investment in Albemarle & Bond down to zero, resulting in a $7.9 million write off before taxes.
Income tax expense decreased by $23.7 million primarily as a result of a decrease in net income and a lower effective tax rate as compared to the prior year nine-month period. During the current nine-month period, we recorded a gain from discontinued operations of $1.6 million, net of tax, mainly due to favorable lease buyouts.

Segment Results of Operations
U.S. & Canada
The following table presents selected financial data for the U.S. & Canada segment:

	Nine Months Ended June 30,
	2014	2013
	(in thousands)
Revenues:
Merchandise sales	$253,501	$237,577
Jewelry scrapping sales	69,531	108,777
Pawn service charges	161,117	165,202
Consumer loan fees and interest	136,108	126,873
Consumer loan sales and other	2,025	5,469
Total revenues	622,282	643,898
Merchandise cost of goods sold	153,864	138,936
Jewelry scrapping cost of goods sold	51,257	76,922
Consumer loan bad debt	37,571	27,363
Net revenues	379,590	400,677
Operating expenses (income):
Operations	261,161	251,593
Depreciation	12,867	11,905
Amortization	1,723	1,490
(Gain) loss on sale or disposal of assets	(6,630)	202
Interest expense, net	(11)	7
Other income	(7)	(5)
Segment contribution	$110,487	$135,485
Other data:
Gross margin on merchandise sales	39.3%	41.5%
Gross margin on jewelry scrapping sales	26.3%	29.3%
Gross margin on total sales	36.5%	37.7%
Average pawn loan balance per pawn store at period end	$285	$279
Average yield on pawn loan portfolio (a)	163%	162%
Pawn loan redemption rate	84%	83%
Consumer loan bad debt as a percentage of consumer loan fees	27.6%	21.6%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.

The U.S. & Canada segment total revenues decreased $21.6 million from the prior year nine-month period to $622.3 million. Same-store total revenues decreased $47.5 million, or 7%, and new and acquired stores net of closed stores contributed $25.9 million. The overall decrease in total revenues was mostly due to a $39.2 million decrease in jewelry scrapping sales. Excluding jewelry scrapping sales, total revenues increased $17.6 million, or 3%. The increase mainly consisted of a $15.9 million increase in merchandise sales, and a $9.2 million increase in consumer loan fees, offset by a $4.1 million decrease in pawn service charges and a $3.4 million decrease in consumer loan sales and other. In the current nine-month period we opened 19 de novo locations bringing our total number of stores in the U.S. & Canada segment to 1,041, a 3% increase over the prior year nine-month period.
The current nine-month period merchandise sales gross profit increased $1.0 million, or 1%, from the prior year nine-month period to $99.6 million. Same-store merchandise sales increased $11.0 million, or 5%, and new and acquired stores net of closed stores contributed $4.9 million. This increase is driven by storefront jewelry sales and strong online performance. Gross margin on merchandise sales remained strong at 39%, with only a 220 basis point decrease from the same nine-month period last year as we aggressively pursued market share.
Gross profit on jewelry scrapping sales decreased $13.6 million, or 43%, from the prior year nine-month period to $18.3 million. In mid-April 2013, gold prices declined abruptly on a global basis, significantly impacting our year over year comparisons. Jewelry scrapping revenues decreased $39.2 million, or 36%, due to an 18% decrease in proceeds realized per gram of gold jewelry scrapped, coupled with a 26% decrease in gold volume. The decrease in volume is due to a change in strategy to retail our jewelry rather than scrap it. Same-store jewelry scrapping sales decreased $43.8 million, or 40%, and new and acquired stores contributed $4.6 million. Jewelry scrapping sales include the sale of approximately $9.7 million of loose diamonds removed from scrap jewelry in the current nine-month period compared to $11.3 million in the prior year nine-month period. As a result of the decrease in volume, scrap cost of goods decreased $25.7 million.
Online sales grew 36% over the same nine month period last year and accounted for roughly 6% of the segment’s total merchandise sales. Gross margin remained strong at 43%.
Our current nine-month period pawn service charge revenues decreased by $4.1 million, or 2%, from the prior year nine-month period to $161.1 million. Same-store pawn service charge revenues decreased $5.9 million, or 4%, with new and acquired stores net of closed stores contributing $1.9 million. The total decrease is primarily driven by a decrease in pawn loan balances due to a lower average loan size related to jewelry. This expected decline moderated in April, and we saw significant improvements during the third quarter bringing our pawn loan balance up 3% by the end of the current nine-month period.
Loan fees were $136.1 million, up 7%, due to a 5% increase in consumer loans, including loans from our affiliated lenders. Consumer loan bad debt as a percentage of consumer loan fees increased 600 basis points to 27.6%. The increase in bad debt is due to regulatory impact at the federal and local level as well growth in our online lending business.
Total segment expenses increased to $269.1 million (43% of revenues) during the current nine-month period from $265.2 million (41% of revenues) in the prior year nine-month period. Operations expense increased 4%, or $9.6 million, in the current nine-month period due to a $5.0 million increase in operating costs and $4.6 million increase in labor and benefits. Depreciation and amortization increased $1.2 million, or 9%, from the prior year nine-month period to $14.6 million, mainly due to assets placed in service. We reported a gain on sale or disposal of assets of $6.6 million primarily as a result of a gain realized on a sale of seven U.S. pawn stores (three in Louisiana, two in Mississippi, one in Alabama and one in Florida).
In the current nine-month period, U.S. & Canada delivered a segment contribution of $110.5 million, a $25.0 million decrease compared to the prior year nine-month period. In the current nine-month period, the U.S. & Canada segment's contribution represented 88% of consolidated segment contribution compared to 78% in the prior year. The U.S. & Canada segment has experienced significant challenges related to gold scrap sales; however, other elements of the business have continued to show strength.

Latin America
The following table presents selected financial data for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Nine Months Ended June 30,
	2014	2013
	(in thousands)
Revenues:
Merchandise sales	$44,710	$43,685
Jewelry scrapping sales	4,638	4,802
Pawn service charges	22,095	22,610
Consumer loan fees and interest	43,460	36,583
Consumer loan sales and other	20,520	2,880
Total revenues	135,423	110,560
Merchandise cost of goods sold	29,332	25,775
Jewelry scrapping cost of goods sold	4,005	4,071
Consumer loan bad debt expense (benefit)	3,206	(1,024)
Net revenues	98,880	81,738
Segment expenses (income):
Operations	58,580	46,483
Depreciation	4,411	3,782
Amortization	1,553	1,285
Loss on sale or disposal of assets	15	18
Interest expense, net	11,628	8,205
Other (income) expense	(208)	(238)
Segment contribution	$22,901	$22,203
Other data:
Gross margin on merchandise sales	34.4%	41.0%
Gross margin on jewelry scrapping sales	13.6%	15.2%
Gross margin on total sales	32.4%	38.4%
Average pawn loan balance per pawn store at period end	$70	$67
Average yield on pawn loan portfolio (a)	198%	190%
Pawn loan redemption rate	77%	75%
Consumer loan bad debt as a percentage of consumer loan fees	7.4%	(2.8)%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America’s current nine-month period results from Mexican pesos to U.S. dollars was 13.1 to 1, 3% stronger than the prior year nine-month period’s rate of 12.7 to 1. In the current nine-month period, we opened six de novo stores, bringing the total number of stores in the Latin America segment to 315, operating under the various brands, including Empeño Fácil, Crediamigo, Adex, and TUYO.
The Latin America segment's total revenues increased $24.9 million, or 22%, in the current nine-month period to $135.4 million. Same-store total revenues increased $18.3 million, or 17%, to $128.7 million, and new and acquired stores contributed $6.6 million. The overall increase in total revenues was due to the $6.9 million increase in Grupo Finmart consumer loan fees, $1.0 million increase in merchandise sales, and a $17.6 million increase in consumer loan sales and other, partially offset by a $0.2 million decrease in jewelry scrapping sales and a $0.5 million decrease in pawn service charges.
Latin America's pawn service charge revenues decreased $0.5 million, or 2%, in the current nine-month period to $22.1 million. Same-store pawn service charges decreased $2.4 million, or 11%, to $20.2 million and new and acquired stores contributed

$1.9 million. The decrease was primarily due to a decrease in the average loan balance as management's focus on better quality lending. Yield on the loan balance improved 800 basis points from 190% to 198%.
Merchandise gross profit decreased by $2.5 million, or 14%, from the prior year nine-month period to $15.4 million. The decrease was due to a 660 basis points decrease in gross margin to 34%, due to aggressive pricing to move aged general merchandise inventory.
Consumer loan fees and interest increased $6.9 million, or 19%, from the prior year nine-month period to $43.5 million. The increase is driven primarily by a 34% increase in loan originations and greater penetration in existing contracts. Grupo Finmart now has approximately 110 active contracts providing access to over 6 million customers.
Latin America's consumer loan sales and other increased $17.6 million primarily as a result of four structured asset sales of consumer loan portfolios by Grupo Finmart. As part of these transactions we recorded revenues of $19.2 million. We expect to continue to use these and other types of structured transactions to finance the rapidly growing Grupo Finmart business going forward.
Total segment expenses increased to $76.0 million (56% of revenues) during the current nine-month period from $59.5 million (54% of revenues) in the prior year nine-month period. The increase was due to a $12.1 million, or 26%, increase in operations expenses as a result a $8.2 million increase in commissions mostly driven by an increase in consumer loans at Grupo Finmart, and a $4.0 million increase in operating expenses driven by advertising, rent and professional fees. Depreciation and amortization increased $0.9 million from the prior year nine-month period to $6.0 million, mainly due to depreciation of assets placed in service and amortization of acquisition related intangible assets. The $3.4 million increase in interest expense was due to a higher weighted average debt outstanding as compared to the prior year nine-month period. The weighted average rate on Grupo Finmart's third-party debt decreased slightly to 10% on outstanding debt of $151.5 million at June 30, 2014.
In the current nine-month period, the $17.1 million increase in net revenues were mostly offset by the $16.4 million increase in segment expenses, resulting in a $0.7 million increase in contribution for the Latin America segment. In the current nine-month period, Latin America segment contribution increased to 18% of consolidated segment contribution from 13% in the prior nine-month period.

Other International
The following table presents selected financial data for the Other International segment:

	Nine Months Ended June 30,
	2014	2013
	(in thousands)
Consumer loan fees and interest	$12,690	$19,663
Consumer loan sales and other	42	1,820
Total revenues	12,732	21,483
Consumer loan bad debt	5,323	8,157
Net revenues	7,409	13,326
Operating expenses (income):
Operations	10,667	11,270
Depreciation	288	263
Amortization	55	74
Loss on sale or disposal of assets	(1)	—
Interest income, net	(4)	(1)
Equity in net income of unconsolidated affiliates	(3,880)	(13,491)
Impairment of investments	7,940	—
Other income	346	(69)
Segment (loss) contribution	$(8,002)	$15,280
Other data:
Consumer loan bad debt as a percent of consumer loan fees	41.9%	41.5%
Currently our Other International segment primarily consists of the Cash Genie online lending business in the United Kingdom and our equity interest in the net income of Cash Converters International. In the current nine-month period we impaired our investment in Albemarle & Bond and no longer report any earnings. The average exchange rate used to translate Cash Genie's current nine-month period results from British pound to U.S. dollars was 0.6054 to 1, 5% weaker than the prior year nine-month period’s rate of 0.6393 to 1.
The segment's net revenues decreased $5.9 million, or 44%, compared to the prior year nine-month period primarily as a result of a decrease in the consumer loans balance and an increase in consumer loan bad debt. Due to the costs associated with the implementation of FCA regulations, we expect Cash Genie's profitability to be negatively impacted in future quarters.
Our equity in the net income of unconsolidated affiliates decreased by $9.6 million, or 71%, to $3.9 million. This decrease was driven by a profit decline at Cash Converters International in the first half of their fiscal year due to the effect of the transition to new regulatory requirements in Australia. Cash Converters International recently announced significantly improved performance in their third fiscal quarter which will be reflected in our fourth quarter results. Income from affiliates was also impacted due to Albemarle & Bond no longer reporting any earnings. In addition, we adjusted our remaining investment in Albemarle & Bond down to zero, resulting in a $7.9 million write off before tax.
In the current nine-month period, the $5.9 million decrease in net revenues, a $9.6 million decrease in our equity in the net income of unconsolidated affiliates, a $7.9 million impairment of investment and other segment expenses resulted in a $23.3 million decrease in the segment contribution from Other International segment to a loss of $8.0 million.

Other Consolidated Items
The following table reconciles our consolidated segment contribution discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Nine Months Ended June 30,
	2014	2013
	(in thousands)
Segment contribution	$125,386	$172,968
Corporate expenses (income):
Administrative	50,244	34,918
Depreciation	4,990	5,058
Amortization	2,224	772
Loss on sale or disposal of assets	642	—
Interest expense, net	4,067	2,816
Other income	655	312
Consolidated income from continuing operations before income taxes	$62,564	$129,092
Total corporate expenses increased $18.9 million to $62.8 million primarily as a result of a $15.3 million increase in administrative expenses, a $1.5 million increase in amortization expense and a $1.3 million increase in interest expense.
In the current nine-month period we incurred a one-time retirement benefit for our long-time Executive Chairman of $8.0 million, awarded discretionary bonuses, and the incurred one-time charges relating to reorganization and outsourcing of our internal audit department to a global advisory services firm.
Our amortization expense increased $1.5 million due to assets placed in service as part of our multi-year information technology plan.
In the current nine-month period, we strengthened our financial flexibility by raising $230 million through a private convertible debt offering which enabled us to pay off all amounts outstanding under our senior secured credit agreement. The increase in interest expense is due to a higher average debt outstanding in the current nine-month period in addition to the accelerated amortization of $0.7 million of deferred financing costs related to our senior secured credit agreement.
Consolidated income from continuing operations before income taxes decreased $66.5 million, or 51.5%, to $62.6 million due to the $25.0 million and $23.3 million decreases in contribution from the U.S. & Canada and Other International segments, respectively, and a $18.9 million increase in corporate expenses, partially offset by the $0.7 million increase in contribution from the Latin America segment.
LIQUIDITY AND CAPITAL RESOURCES
In the current nine-month period, our net cash provided by operating activities decreased $38.7 million and 39% from the prior year nine-month period to $60.8 million. Our cash flows from operations consisted of:

•	Net income plus several non-cash items, aggregating to $96.7 million; plus

•	$5.1 million in dividends from Cash Converters International; net of

•	$41.1 million of normal, recurring changes in operating assets and liabilities.
In the prior year nine-month period, our $99.4 million cash flows from operations consisted of:

•	Net income plus several non-cash items, aggregating to $106.0 million; plus

•	$8.4 million in dividends from Cash Converters International and Albemarle & Bond; net of

•	$15.0 million of normal, recurring changes in operating assets and liabilities.
The decrease in cash flows from operations is primarily driven by a decrease in our consolidated net income and higher net working capital, primarily driven by a decrease in accounts payable and accrued expenses and an increase in prepaid expenses and other assets.
In the current nine-month period, we reported net cash used in investing activities of $31.2 million as compared to net cash used in investing activities of $108.9 million in the prior nine-month period. This decrease in net cash used is driven by a non-

recurring investment in Cash Converters International in the prior year nine-month period, $44.6 million of cash received due to the sale of seven U.S. stores and unsecured consumer loan portfolios, $2.6 million increase in loans made in excess of loans repaid or recovered through the sale of forfeited pawn collateral and a $17.4 million decrease in capital expenditures.
In the current nine-month period, we reported net cash used in financing activities of $16.2 million due to the repayment of our line of credit, deferred and contingent consideration payments and the acquisition of additional shares of noncontrolling interests. In the prior nine-month period, we reported net cash provided by financing activities of $7.7 million due net borrowings on our revolving line of credit.
Total debt outstanding increased by $149.2 million, or 64%, to $382.2 million as compared to the prior year nine-month period. Of this amount, $151.5 million was non-recourse to EZCORP, Inc and attributable to our Mexico consumer loan business, Grupo Finmart.
The net effect of these and other smaller cash flows was a $13.7 million increase in cash on hand, providing a $50.0 million ending cash balance.
We hold 29% of our unrestricted cash in foreign jurisdictions that is subject to U.S. income tax upon repatriation.
Below is a summary of our cash needs to meet future aggregate contractual obligations:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations*	$381,249	$8,178	$55,188	$312,738	$5,145
Interest on long-term debt obligations**	59,385	12,140	31,306	15,862	77
Operating lease obligations	250,752	59,967	91,900	48,280	50,605
Capital lease obligations	520	520	—	—	—
Interest on capital lease obligations	25	25	—	—	—
Deferred consideration	15,481	8,716	6,765	—	—
	$707,412	$89,546	$185,159	$376,880	$55,827
* Excludes debt premium related to Grupo Finmart, and debt discount and convertible feature related to the convertible notes
** Future interest on long-term obligations calculated on interest rates effective at the balance sheet date
In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At June 30, 2014, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $29.4 million. Of that total, $7.5 million was secured by titles to customers’ automobiles. These amounts include principal, interest and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2013, these collectively amounted to $22.5 million.
The operating lease obligations in the table above include expected rent for all our store locations through the end of their current lease terms. Of the 502 U.S. financial services stores, 213 adjoin a pawn store and are covered by the same lease agreement. The lease agreements at approximately 93% of the remaining 289 free-standing U.S. financial services stores contain provisions that limit our exposure for additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining pawn stores could be re-incorporated into the pawn operations.
On May 10, 2011, we entered into a senior secured credit agreement with a syndicate of five banks, replacing our previous credit agreement. Among other things, the credit agreement provided for a four-year $175 million revolving credit facility that we could, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the credit agreement, we repaid and retired all other outstanding debt. On May 31, 2013, we amended the senior secured credit agreement to increase our revolving credit facility from $175 million to $200 million. No other terms of our senior secured credit agreement were modified.
We used approximately $119.4 million of net proceeds from the Cash Convertible Senior Notes offering, described below, to repay all outstanding borrowings under the senior secured credit agreement and terminated the agreement.

In June 2014, we issued $200.0 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the “Convertible Notes”). We granted the initial purchasers the option to purchase up to an additional $30.0 million aggregate principal amount of Convertible Notes. On June 27, 2014, such option was exercised in full, and we issued the additional $30.0 million of Convertible Notes on July 2, 2014. All of the Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "Indenture") by and between us and Wells Fargo Bank, National Association as the trustee. The Convertible Notes were issued in a private offering pursuant to Rule 144A under the Securities Act of 1933. The Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year, commencing on December 15, 2014, and will mature on June 15, 2019 (the "Maturity Date"). At maturity, the holders of the Convertible Notes will be entitled to receive cash equal to the principal amount of the Convertible Notes plus unpaid accrued interest.
Prior to December 15, 2018, the Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date, as described in the Indenture. The Convertible Notes are convertible into cash based on an initial conversion rate of 62.2471 shares of Class A non-voting common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $16.065 per share of our Class A non-voting common stock). The conversion rate will not be adjusted for any accrued and unpaid interest.
We entered into hedges with counterparties to limit our exposure to the additional cash payments above the $230.0 million aggregate principal amount of the Convertible Notes that may be due to the holders upon conversion. In separate transactions, we sold warrants with a strike price of $20.83 per share.
The Convertible Notes are our unsubordinated unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment with all of our other unsecured unsubordinated indebtedness; and effectively junior to all debt or other obligations (including trade payables) of our wholly-owned subsidiaries. The Indenture governing the Convertible Notes does not contain any financial covenants.
As of June 30, 2014, the Convertible Notes are not convertible because the conversion conditions have not been met. Accordingly, the net balance of the Convertible Notes of $183.7 million is classified as a non-current liability on our condensed consolidated balance sheet as of June 30, 2014.
For an additional description of the Convertible Notes, the conversion terms thereof and the hedges and warrants transactions, see Note 7 in the notes to condensed consolidated financial statements.
At June 30, 2014, Grupo Finmart's third-party debt (non-recourse to EZCORP) was $151.5 million, with a weighted average interest rate of 10%. Since the acquisition of Grupo Finmart in January 2012, Grupo Finmart's debt has increased $41.8 million, and its weighted average interest rate has decreased 9.0 percentage points, due to debt refinancing. This refinancing effort was a key assumption in our investment analysis and will result in significantly reduced interest expenses going forward.
In July 2012 Grupo Finmart transferred certain consumer loans to a bankruptcy remote trust in a securitization transaction. The securitization borrowing facility had a maximum capacity of approximately $115.4 million. On February 17, 2014, Grupo Finmart repaid this facility and entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust. At June 30, 2014, $56.1 million was outstanding under the securitization borrowing facility. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The unrestricted cash received from this borrowing in the amount of $35.5 million was primarily used to repay the previous securitization borrowing facility due 2017 and the transaction costs associated with this transaction. The cash proceeds of approximately $20.6 million is restricted primarily for $17.9 million of collection rights on the additional eligible loans from Grupo Finmart, which Grupo Finmart expects to deliver to the trust within the next 12 months, and $2.7 million of interest and trust maintenance costs to be recovered at repayment. The restricted cash proceeds of $17.9 million is recourse to Grupo Finmart unless additional eligible loans are delivered within two-year period specified in the agreement. As a result of higher average debt outstanding and greater utilization of our revolver, we have experienced an increase in payments on bank borrowings and revolving line of credit. We expect Grupo Finmart to continue its use of the borrowing facility, in addition to structured sales of assets, and utilize proceeds to fund loan originations, operations and contractual obligations.
We anticipate that cash flow from operations and our cash on hand will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the remainder of the fiscal year.
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
We include an allowance for expected LOC losses in accounts payable and other accrued expenses on our balance sheet. At June 30, 2014, the allowance for expected LOC losses was $3.1 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $29.4 million. This amount includes principal, interest and insufficient funds fees.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.
Changes in Internal Control Over Financial Reporting
In the third quarter of fiscal 2014, we implemented the Hyperion Financial Management system for consolidation and financial reporting, resulting in changes to our processes and related internal controls over financial reporting. There were no other changes identified in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
On July 28, 2014, a stockholder filed a derivative action in the Chancery Court of the State of Delaware styled Treppel v. Cohen, et. al. (C.A. No. 9962-VCP). The lawsuit names as defendants Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Voting Common Stock; several current and former members of our Board of Directors (Joseph J. Beal, Sterling B. Brinkley, John Farrell, Pablo Lagos Espinosa, William C. Love, Thomas C. Roberts and Paul E. Rothamel); three entities controlled by Mr. Cohen (MS Pawn Limited Partnership, the record holder of our Class B Voting Common Stock; MS Pawn Corporation, the general partner of MS Pawn Limited Partnership; and Madison Park LLC); and EZCORP, Inc., as nominal defendant. The plaintiff asserts the following claims:

•
Claims against the current and former Board members for breach of fiduciary duties and waste of corporate assets in connection with the Board’s decision to enter into advisory services agreements with Madison Park LLC (see “Part III — Item 13 — Certain Relationships and Related Transactions, and Director Independence — Related Party Transactions — Agreement with Madison Park” in our Annual Report on Form 10-K for the year ended September 30, 2013);

•	Claims against Mr. Cohen and MS Pawn Limited Partnership for aiding and abetting the breaches of fiduciary duties relating to the advisory services agreements with Madison Park; and

•	Claims against Mr. Cohen and Madison Park for unjust enrichment for payments under the advisory services agreements.

The plaintiff seeks (a) a recovery for the Company in the amount of the damages the Company has sustained as a result of the alleged breach of fiduciary duties, waste of corporate assets and aiding and abetting, (b) disgorgement by Mr. Cohen and Madison Park of the benefits they received as a result of the related party transactions and (c) reimbursement of costs and expenses, including reasonable attorney’s fees. We and the other defendants intend to defend this lawsuit vigorously.
We are involved in various other claims, suits, investigations and legal proceedings. While we cannot determine the ultimate outcome of any of these matters, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome.
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2013, as supplemented by the information set forth below. These factors are further supplemented by those discussed under “Quantitative and Qualitative Disclosures about Market Risk” in Part I, Item 3 of this report and in Part II, Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2013.
Supplemental Risk Factor Information
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
Adverse legislation could be enacted in any country, state or municipality in which we operate. If such legislation is enacted in any particular jurisdiction, we generally evaluate our business in the context of the new legislation and determine whether we can continue to operate in that jurisdiction with new or modified products or whether it is feasible to enhance our business with additional product offerings. In any case, if we are unable to continue to operate profitably under the new law, we may decide to close or consolidate operations, resulting in decreased revenues, earnings and assets.
For example, in recent years, several cities in Texas (including Dallas, Austin, San Antonio and Houston) have adopted municipal ordinances imposing restrictions on certain financial services products we can offer as a credit services organization or credit access business in those cities. Specifically, the ordinances require municipal registrations, limit the amount borrowers can borrow and require principal paydowns on refinancing or with each installment payment. These limitations and restrictions make the products less attractive to our customers, thus lessening demand, and severely impair the financial viability of our financial services business in those cities. During fiscal 2013, we closed 20 financial services stores in Dallas, Texas and in the state of Florida, primarily due to the onerous regulatory requirements.
In addition, any financial services business that we undertake directly in international jurisdictions, as well as the financial services businesses conducted by our strategic affiliates, are subject to a variety of regulation by international governmental authorities. Adverse legislation or regulations could be enacted in any of such international jurisdictions, with the result that the financial services business in that jurisdiction becomes less profitable or unprofitable. For example, the Financial Conduct Authority (FCA), which on April 1, 2014, assumed primary regulatory authority over short-term consumer lending in the U.K., has issued guidance and rules that focus on the affordability of the credit extended (i.e., the customer’s ability to repay), the use of continuous payment authority to collect repayments and sustained use of short-term credit products. These new rules became effective July 1, 2014. In addition, the FCA recently issued proposed rules that would significantly limit that amount of interest and fees that could be charged on "high cost short-term credit" products, including the loans we currently offer online through our Cash Genie operations. These new limitations are expected to become effective January 1, 2015. The FCA's guidance, new rules and proposed rules (if finalized), along with other regulations that may be issued in the future, could have an adverse impact on our online lending business in the U.K.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) established the Consumer Financial Protection Bureau (the ‘‘CFPB’’), which has the power to, among other things, regulate companies that offer or supply payday loans and other products and services that we offer. The CFPB now exercises its supervisory and regulatory authority over non-depository companies providing consumer financial services products and services.
Under its supervisory and examination powers, the CFPB has authority to inspect short-term lenders’ books and records and lending practices, including marketing, underwriting, loan application and processing and collections. The CFPB has published its Short-Term, Small-Dollar Lending Examination Procedures, outlining the guidelines that CFPB examiners will use in examining short-term lenders. The CFPB has been conducting examinations of payday loan companies to assess companies’ compliance with federal consumer financial services laws, obtain information on the activities and procedures of short-term lenders and detect risks to consumers. Should the CFPB determine that a financial service provider is in violation of federal law, it has broad authority to initiate administrative actions or litigation, in which it may seek cease and desist orders for the provider’s activities, rescission of loan contracts and impose civil administrative fines and penalties ranging from $5,000 per day for violations of federal consumer financial laws (including the CFPB’s own rules) to $25,000 per day for reckless violations and $1 million per day for knowing violations. If the CFPB or other officials believe we have violated federal consumer financial protection laws or regulations, they could exercise their enforcement powers in ways that could have a material adverse effect on our operations and financial performance.
The CFPB also has rule-making authority over short-term lenders. While it does not have authority to regulate fees, it conceivably could adopt rules that could impair the viability or financial performance of our products and services. On April 24, 2013, the CFPB issued a report following an in-depth review of short-term small dollar loans, including payday loans. While the CFPB acknowledges the clear demand for small dollar credit products, it does express concern regarding the risk of sustained use of these products by some consumers. The CFPB reiterated its authority to adopt rules identifying unfair, deceptive or abusive practices in connection with the offering of consumer financial products and services and stated that it expects to use its authority to provide such protections. It is not possible to accurately predict what affect the CFPB will have on our business. The CFPB, through its supervisory or enforcement role or through its rule-making authority, could take actions that would have a material adverse effect on our operations and financial performance.
In February 2014, we received a Civil Investigative Demand (“CID”) from the CFPB. The CID requested us to produce documents and provide answers to written questions. We have submitted all information requested by the CFPB and are cooperating with the CFPB in its investigation. At this time, we are unable to predict the outcome of this CFPB investigation, including whether the investigation will result in any action or proceeding against us.
A significant portion of our business is concentrated in Texas.
As of March 31, 2014, over half of our financial services stores and almost half of our domestic pawn stores were located in Texas, and those stores account for a significant portion of our revenues and profitability. With the exception of activity at the municipal level that has negatively impacted (or may negatively impact) our financial services business, the legislative, regulatory and general business environment in Texas has been relatively favorable for our business activities. We have been successful in growing and expanding our businesses in areas outside Texas for the past several years, and we expect that our business in other areas will continue to grow faster than our business in Texas. A negative legislative or regulatory change in Texas could have a material adverse effect on our overall operations and financial performance. We offer short-term consumer loans in Texas through our credit services organization program in both storefronts and online. If new adverse legislation is enacted in Texas, it could require us to alter or discontinue some or all of our consumer loan business in Texas. During 2013, the Texas Senate passed a bill that, had it been enacted into law, would have adversely affected our consumer loan business in Texas. The bill included caps on fees, limitations on the amounts that can be loaned, limitations on the number of refinancings, cooling off periods and other restrictions. That bill failed to gain sufficient support in the Texas House of Representatives and was not enacted into law. There can be no assurance that similar legislation will not be considered, or possibly enacted, during future legislative sessions. Even if no legislation is enacted at the state level, various municipalities may still consider and enact ordinances that restrict short-term consumer loans (as Dallas, Austin, San Antonio, Houston and several smaller cities have already done).
A significant change in foreign currency exchange rates could have a material adverse impact on our earnings and financial position.
We have foreign operations in Mexico, Canada and the United Kingdom and an equity investment in Australia. Our assets and investments in, and earnings and dividends from, each of these must be translated to U.S. dollars from their respective functional currencies. A significant weakening of any of these foreign currencies could result in lower assets and earnings in U.S. dollars, resulting in a material adverse impact on our financial position, results of operations and cash flows.
Changes in our liquidity and capital requirements or in banks’ abilities or willingness to lend to us could limit our ability to achieve our plans.
We require continued access to capital. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results. We recently completed the sale of $230 million principal amount of 2.125% Cash Convertible Senior Notes Due 2019 and used the proceeds to, among other things, pay all outstanding amounts under, and terminate, our revolving credit facility with a syndicate of banks. Our ability to obtain additional credit or alternative financing, if needed, will depend upon market conditions, our financial condition and banks' or other lenders' willingness to lend capital at acceptable rates. The inability to access capital at acceptable rates and terms could impair our ability to achieve our growth objectives, which could adversely affect our financial condition and results of operations.
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
For the past several years (as described in our 2013 Annual Report), we have entered into advisory services agreements with Madison Park, LLC, a financial advisory firm wholly owned by Mr. Cohen. The agreement for fiscal 2014 called for the payment of a retainer fee of $600,000 per month plus the reimbursement of out-of-pocket expenses incurred in connection with the engagement. On May 20, 2014, we provided Madison Park with a 30-day notice of termination pursuant to the terms of the agreement, and the agreement terminated on June 19, 2014.
Our online short-term consumer lending business is subject to additional risks.
In addition to being subject to the various federal, state and local regulations that are applicable to short-term consumer lending generally, our online short-term consumer loan business (both in the U.S. and the U.K.) is subject to other regulations and risks. For example, we will be dependent on third parties, referred to as lead providers, to provide us with prospective new customers. Generally, lead providers operate separate websites to attract prospective customers and then sell those ‘‘leads’’ to online lenders. As a result, the success of our online consumer lending business depends substantially on the willingness and ability of lead providers to send us customer leads at prices acceptable to us. The loss or a reduction in leads from lead providers, or the failure of our lead providers to maintain quality and consistency in their programs or services, could reduce our customer prospects and could have a material adverse effect on the success of this line of business. Furthermore, the lead providers’ failure to comply with applicable laws or regulations, or any changes in laws or regulations applicable to lead providers, could have an adverse effect on our online consumer lending business. There have been legislative efforts in the past to prohibit the use of lead providers or generators to secure consumer business. Although the legislation was not enacted, any new regulation could significantly impact the manner in which the online lending business is conducted, and could significantly negatively affect the success and profitability of our online lending business.
Our online lending business in the U.K. is subject to additional risk due to the regulatory environment. Regulatory authority over the short-term consumer loan business in the U.K. (both storefront and online) recently transitioned from the Office of Fair Trade (OFT) to the Financial Conduct Authority (FCA). The FCA has published regulatory guidelines that indicate that it will take a much more active and stringent regulatory approach to the industry, and many activities and practices that were common and acceptable under OFT regulation will be prohibited or discouraged under FCA regulation. In the course of evaluating and preparing our Cash Genie business for compliance with the new FCA guidelines and rules, we noted three issues primarily related to our legacy business and self-reported those to the FCA in June 2014.  Since then, we have been in regular dialog with the FCA regarding those matters.  We recently voluntarily agreed to the imposition of a Requirement, which is a standard supervisory tool used by the FCA.  The Voluntary Requirement formalizes our commitment to investigate the issues under the supervision of a independent "skilled person" appointed by the FCA and pay customer redress where it may be due. These and other enforcement actions, whether initiated by enforcement personnel or our own self-reporting, could have a material adverse effect on our results of operations and could negatively affect our reputation.
We invest in companies for strategic reasons and may not realize a return on our investments.

We currently have a significant investment in Cash Converters International Limited, which is a publicly traded company based in Australia. We have made this investment, and may in the future make additional investments in this or other companies, to further our strategic objectives. The success of these strategic investments is dependent on a variety of factors, including the business performance of the companies in which we invest and the market’s assessment of that performance. If the business performance of any of these companies suffers, then the value of our investment may decline. If we determine that an other-than-temporary decline in the fair value exists for one of our equity investments, we will be required to write down that investment to its fair value and recognize the related write-down as an investment loss. Any realized investment loss would adversely affect our results of operations. We previously had an investment in Albemarle & Bond. Based on our review of Albemarle & Bond and its business as of September 30, 2013, we wrote down a significant portion of our investment, and recognized an investment loss, in the fourth quarter of fiscal 2013. Due to a continued deterioration in Albemarle & Bond’s business and prospects, we wrote down the remainder of our investment, and recognized an additional investment loss, in the second quarter of fiscal 2014. Furthermore, there can be no assurance that we will be able to dispose of some or all of the investment on favorable terms, should we decide to do so in the future.
Goodwill comprises a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down and could have a material adverse effect on our results of operations and financial condition.
The carrying value of our goodwill was $436.8 million, or approximately 29% of our total assets, as of June 30, 2014, over $83 million of which is attributable to our two online lending businesses. In accordance with Financial Accounting Standards Board Accounting Standards Codification 350-20-35, Goodwill - Subsequent Measurement, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual goodwill impairment test is performed in the fourth quarter utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. A downward revision in the fair value of one of our reporting units could result in additional impairments of goodwill and additional non-cash charges. Any charge could have a significant negative effect on our reported net income.
Our subsidiary Ariste Holding Limited operates in the United Kingdom under the name “Cash Genie." Because of the deteriorating regulatory environment in the U.K., we have not been able to achieve the operating performance from Cash Genie that we anticipated at the time of acquisition. In addition, since the acquisition of our U.S. online lending business in December 2012, we have not been able to achieve expected operating results. Consequently, we believe there is a risk of impairment to the carrying value of some or all of our investment in our online lending businesses unless we can successfully enhance the operating performance in the near future.
If our estimates of allowance for loan losses are not adequate to absorb losses, our results of operations and financial condition may be negatively affected.
We maintain an allowance for loan losses for estimated probable losses on company-funded loans and loans in default. We also maintain a reserve for loan losses for estimated probable losses on loans funded by our CSO partners, but for which we are responsible. As of June 30, 2014, our aggregate reserve and allowance for losses on loans not in default (including loans funded by our CSO partners) was $20.0 million. The amount of reserves and allowances is based on our current assessment of and expectations concerning various factors affecting the quality of our loan portfolio. These factors include, among other things, our borrowers’ financial condition, repayment abilities and repayment intentions. This reserve, however, is an estimate, and if actual losses are greater than our reserve and allowance, our results of operations and financial condition could be adversely affected.

Item 6. Exhibits

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)

3.2
Certificate of Amendment, dated March 25, 2014, to the Company's Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 25, 2014, Commission File No 0-19424)

3.3	Amended and Restated By-Laws, effective July 20, 2014 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 18, 2014, Commission File No 0-19424).

4.1
Indenture, dated June 23, 2014, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 17, 2014, Commission File No. 0-19424).

10.1*	Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited.

10.2*	Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc.

10.3*	Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch.

10.4*	Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited.

10.5*	Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited.

10.6*	Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc.

10.7*	Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc.

10.8*	Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch.

10.9*	Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch.

10.10*	Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited.

10.11*	Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc.

10.12*	Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch.

10.13*	Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited.

10.14*	Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc.

10.15*	Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch.

10.16+
EZCORP, Inc. Change in Control Severance Plan, effective June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2, 2014, Commission File No. 0-19424).

10.17+
EZCORP, Inc. Executive Severance Pay Plan, effective June 2, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 2, 2014, Commission File No. 0-19424).

10.18+*	Retirement Agreement, dated April 3, 2014, between EZCORP, Inc. and Sterling B. Brinkley, former Executive Chairman of the Board

31.1*
Certification of Mark Kuchenrither, Interim Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark Kuchenrither, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Mark Kuchenrither, Interim Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Label Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

+	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014, June 30, 2013 and September 30, 2013; (ii) Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2014 and June 30, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and June 30, 2013 (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and June 30, 2013; and (v) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, Inc.

Date:	August 8, 2014	/s/ Stephen M. Brown
Stephen M. Brown Vice President and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)

3.2
Certificate of Amendment, dated March 25, 2014, to the Company's Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated March 25, 2014, Commission File No 0-19424)

3.3	Amended and Restated By-Laws, effective July 20, 2014 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated July 18, 2014, Commission File No 0-19424).

4.1
Indenture, dated June 23, 2014, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 17, 2014, Commission File No. 0-19424).

10.1*	Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited.

10.2*	Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc.

10.3*	Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch.

10.4*	Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited.

10.5*	Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited.

10.6*	Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc.

10.7*	Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc.

10.8*	Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch.

10.9*	Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch.

10.10*	Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited.

10.11*	Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc.

10.12*	Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch.

10.13*	Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited.

10.14*	Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc.

10.15*	Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch.

10.16+
EZCORP, Inc. Change in Control Severance Plan, effective June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated June 2, 2014, Commission File No. 0-19424).

10.17+
EZCORP, Inc. Executive Severance Pay Plan, effective June 2, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated June 2, 2014, Commission File No. 0-19424).

10.18+*	Retirement Agreement, dated April 3, 2014, between EZCORP, Inc. and Sterling B. Brinkley, former Executive Chairman of the Board

31.1*
Certification of Mark Kuchenrither, Interim Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Mark Kuchenrither, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certification of Mark Kuchenrither, Interim Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB***	XBRL Taxonomy Label Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

+	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
*	Filed herewith.
**	Furnished herewith.
***
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2014, June 30, 2013 and September 30, 2013; (ii) Condensed Consolidated Statements of Income for the three and nine months ended June 30, 2014 and June 30, 2013; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2014 and June 30, 2013 (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2014 and June 30, 2013; and (v) Notes to Interim Condensed Consolidated Financial Statements.