Form 10-K
period 2014-09-30
EZCORP INC
filed 2014-11-26
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-voting Common Stock held by non-affiliates of the registrant was $554 million, based on the closing price on the NASDAQ Stock Market on March 31, 2014.
As of October 31, 2014, 50,613,341 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2014

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
Unless otherwise specified, references to the “company,” “we,” "our" and "us" refer to EZCORP, Inc. and its consolidated subsidiaries. References to a “fiscal” year refer to our fiscal year ended September 30 of the specified year. For example, “fiscal 2014” refers to the fiscal year ended September 30, 2014.
ITEM 1. BUSINESS
Our Business
EZCORP, Inc. is a Delaware corporation headquartered in Austin, Texas. We are a leader in delivering instant cash solutions to our customers across products, services and markets. With approximately 7,300 team members and approximately 1,400 locations, we offer our customers multiple ways to access instant cash, including pawn loans and consumer loans in the United States, Mexico and Canada. At our pawn and buy/sell stores, we also sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers.
We fulfill the growing global consumer demand for immediate access to cash, financial services and affordable pre-owned merchandise. We offer a variety of instant cash solutions, including collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans, including single- and multiple-payment unsecured loans and single- and multiple-payment auto title loans. In our Texas locations, we do not offer or fund loan products themselves, but rather offer credit services to help customers obtain loans from independent third-party lenders.
We own a 76% interest in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart," doing business under the names “Crediamigo” and “Adex”), a leading consumer loan provider headquartered in Mexico City; and a 59% interest in Renueva Commercial S.A.P.I. de C.V. ("TUYO"), a company headquartered in Mexico City that owns and operates buy/sell stores in Mexico City and the surrounding metropolitan area.
At September 30, 2014, we operated a total of 1,358 locations, consisting of:

•	497 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);

•	7 U.S. buy/sell stores (operating as Cash Converters);

•	242 Mexico pawn stores (operating as Empeño Fácil);

•	19 Mexico buy/sell stores (operating as TUYO or Cash Converters);

•	501 U.S. financial services stores (operating primarily as EZMONEY);

•	24 financial services stores in Canada (operating as CASHMAX);

•	15 buy/sell and financial services stores in Canada (operating as Cash Converters); and

•	53 Grupo Finmart locations in Mexico (operating as Crediamigo or Adex).
We own approximately 32% of Cash Converters International Limited (“Cash Converters International”), which is based in Australia and franchises and operates a worldwide network of over 750 locations that provide financial services and buy and sell second-hand goods. We also own the Cash Converters master franchise rights in Canada and are the franchisor of five stores there.
At our pawn stores, we offer pawn loans, which are non-recourse loans collateralized by tangible personal property, and sell merchandise to customers looking for good value. The merchandise we sell consists of second-hand collateral forfeited from our pawn lending activities or purchased from customers and new or refurbished merchandise from third party vendors. We also buy and sell second-hand goods. At our financial services stores and at some of our pawn and buy/sell stores, we offer a variety of consumer loan products, including single-payment, unsecured loans with maturity dates typically ranging from seven to 23 days; multiple-payment unsecured loans that may be repaid over extended periods of up to seven months; single-payment 30-day loans secured by automobile titles; multiple-payment auto title loans that carry terms of two to four months; and revolving lines of credit, both unsecured and secured by auto titles. In Texas, our financial services stores and our pawn stores that also offer financial services do not offer loan products themselves, but rather offer credit services to help customers obtain loans from independent third-party lenders.

Our business consists of three reportable segments: “U.S. & Canada,” which includes all business activities in the United States and Canada; “Latin America,” which includes our Empeño Fácil pawn operations, TUYO buy/sell operations and Grupo Finmart financial services operations in Mexico; and “Other International,” which includes our equity interest in the net income of Cash Converters International.
The following tables present store data by segment:

	Fiscal Year Ended September 30, 2014
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,030	312	—	1,342	8
De novo	25	6	—	31	—
Sold, combined or closed	(11)	(4)	—	(15)	(3)
End of period	1,044	314	—	1,358	5

	Fiscal Year Ended September 30, 2013
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	987	275	—	1,262	10
De novo	84	73	—	157	—
Acquired	12	26	—	38	—
Sold, combined or closed	(3)	(5)	—	(8)	(2)
Discontinued operations	(50)	(57)	—	(107)	—
End of period	1,030	312	—	1,342	8

	Fiscal Year Ended September 30, 2012
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	933	178	—	1,111	13
De novo	17	54	—	71	—
Acquired	51	45	—	96	—
Sold, combined or closed	(14)	(2)	—	(16)	(3)
End of period	987	275	—	1,262	10
Discontinued operations	(45)	(57)	—	(102)	—
Stores in continuing operations	942	218	—	1,160	10
The following components comprised our total revenues for each of the last three fiscal years:

	Fiscal Year Ended September 30,
	2014	2013	2012
Merchandise sales	39%	38%	35%
Jewelry scrapping sales	10%	13%	21%
Pawn service charges	25%	26%	24%
Consumer loan fees and interest	22%	22%	20%
Consumer loan sales and other revenues	4%	1%	—%
Total revenues	100%	100%	100%

Pawn Activities
At our pawn stores, we offer secured loans, which are typically small, non-recourse loans collateralized by tangible personal property. At September 30, 2014, we had an aggregate pawn loan principal balance of $162.4 million, and the average pawn loan was approximately $123. We earn pawn service charge revenue on our pawn loans. In fiscal 2014, pawn service charges accounted for approximately 25% of our total revenues and 40% of our net revenues.
While allowable service charges vary by state and loan size, most of our U.S. pawn loans earn 20% per month. Our average U.S. pawn loan amount typically ranges between $130 and $135, but varies depending on the valuation of each item pawned. The total U.S. pawn loan term ranges between 60 and 120 days, consisting of the primary term and grace period. In Mexico, pawn service charges range from 14% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The maximum Mexico pawn loan term is 40 days, consisting of the primary term and grace period. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically average U.S. $65. In fiscal 2014, 2013 and 2012, and on a consolidated basis, approximately 83%, 82% and 82%, respectively, of our pawn loans were redeemed in full or were renewed or extended.
Collateral for our pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods and musical instruments. Approximately 53% of our pawn loan collateral is jewelry, and the majority of that is gold jewelry. We do not evaluate the creditworthiness of a pawn customer but rely on the estimated resale value of the collateral and the perceived probability of the loan’s redemption. We generally lend from 25% to 65% of the collateral’s estimated resale value depending on an evaluation of these factors, and up to 85% based on scrap value.
Through our lending guidelines, we targeted an annual redemption rate (the percentage of loans made that are repaid, renewed or extended) between 80% and 86% over the last three fiscal years. If a customer does not repay, renew or extend a loan, the collateral is forfeited to us and becomes inventory available for sale. We do not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral.
The table below shows the dollar amount of our pawn loan activity for fiscal 2014, 2013 and 2012:

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in millions)
Loans made	$577.4	$595.4	$572.0
Loans repaid	(326.3)	(339.3)	(318.9)
Loans forfeited	(243.0)	(261.8)	(245.6)
Loans acquired in business acquisitions	—	5.7	6.8
Loans sold in sale of pawn stores	(1.5)	—	—
Other	(0.2)	(0.3)	—
Change due to foreign currency exchange fluctuations	(0.6)	(0.7)	(2.0)
Net increase (decrease) in pawn loans outstanding at the end of the year	$5.8	$(1.0)	$12.3
Loans renewed	$232.7	$247.3	$221.6
Loans extended	$1,499.2	$1,407.4	$1,234.2
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
In our pawn stores and buy/sell stores, we acquire inventory for retail sales through pawn loan forfeitures and through purchases of customers’ merchandise and purchases of new or refurbished merchandise from third party vendors. We believe our ability to offer quality second-hand goods and refurbished goods at prices significantly lower than original retail prices attracts value-conscious customers. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Improper value assessment in the lending or purchasing process can result in lower margins or reduced marketability of the merchandise. During fiscal 2014, 2013 and 2012, we realized gross margins on retail sales of 36%, 41% and 43%, respectively.
During the three most recent fiscal years, sources of inventory additions were:

	Fiscal Year Ended September 30,
	2014	2013	2012
Forfeited pawn loan collateral	78%	72%	72%
Purchases	22%	27%	26%
Acquired in business acquisitions	—%	1%	2%
	100%	100%	100%
For fiscal 2014, 2013 and 2012, retail activities and jewelry scrapping (sales of precious metals and gemstones to refiners and gemstone wholesalers) accounted for approximately 49%, 51% and 55%, respectively, of our total revenues, or 27%, 30% and 35%, respectively, of net revenues. As a significant portion of our inventory and sales involve gold and jewelry, our results can be heavily influenced by the market price of gold.
Customers may purchase a product protection plan that allows them to return or exchange certain general merchandise (non-jewelry) sold through our retail pawn operations within three to six months of purchase. We recognize the fees for this service as revenue ratably over the three to six month period of the plan.
Customers may also purchase an item on layaway by paying a minimum layaway deposit, typically 10% to 20% of the item’s sale price, in addition to an upfront nonrefundable fee. We hold the item for a 60 to 180-day period, during which the customer is required to pay the balance of the sales price. The initial deposit and subsequent payments are recorded as customer layaway deposits. Layaways are recorded as sales when paid in full. At September 30, 2014, we held $8.1 million in customer layaway deposits. We record layaway fees as sales revenue upon collection, as they are incidental to sales of merchandise.
Our inventory is stated at the lower of cost or market. We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 9.6% of gross inventory at September 30, 2014 compared to 2.8% at September 30, 2013. The increase in valuation allowance from the prior year is reflective of periodic analyses conducted to value the inventory based on aging, profitability, sell-through rates and shrink in each classification, including jewelry and general merchandise.
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
The specific financial services offered varies by location, but generally include some or all of the following:
Unsecured consumer loans — We offer a variety of unsecured consumer loans, including single-payment loans, multiple-payment loans, lines of credit and payroll withholding loans:

•
Single-payment loans — Single-payment loans are short-term loans (generally less than 30 days and averaging about 18 days) with due dates corresponding to the customer’s next payday. Principal amounts of single-payment unsecured loans can be up to $2,500, but average approximately $450. In the U.S. we typically charge a fee of 15% to 22% of the loan amount for a seven to 23-day period.

•
Multiple-payment loans — Multiple-payment loans typically carry a term of three to seven months, with a series of equal installment payments due monthly, semi-monthly or on the customer’s paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 45% to 175% of the original principal amount of the loan. Principal amounts range from $100 to $3,500, but average approximately $600.

•
Lines of credit — Revolving lines of credit operate similarly to a typical credit card. Customers may borrow as needed, may fully repay borrowed amounts at any point and are billed at regular intervals with certain minimum principal and fee payment requirements due in each billing cycle. Billing cycle due dates range from two weeks to a month and generally correspond with the customer’s paydays. Customers may borrow up to their approved credit line, and may re-borrow any repaid amounts. We provide lines of credit ranging from $100 to $2,000 and typically charge an annual fee of $30 per account and a monthly fee approximating 43% of the amount borrowed.

•
Payroll withholding loans — In Mexico, Grupo Finmart has over 100 active payroll withholding agreements with Mexican employers, primarily federal, state and local governments and agencies, and provides unsecured multiple-payment consumer loans to the employees of the various employers. Interest and principal payments are collected through payroll deductions. The average loan is approximately U.S. $1,600, with a term of 31 months and annual yields of approximately 72%.

Secured consumer loans — We offer three principal types of secured consumer loans:

•
Single-payment auto title loans — Single-payment auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $50 to $20,000, but average about $1,200. Loan amounts are established based on customers’ income levels, an inspection of the automobile and title and reference to market values of used automobiles. We earn a fee of 9% to 30% of the initial loan amount.

•
Multi-payment auto title loans — In Texas, we assist customers in obtaining multiple-payment auto title loans from unaffiliated lenders. Multiple-payment auto title loans primarily carry a term of five months with principal amounts ranging from $150 to $10,000, but average about $1,200. We earn a fee of 45% to 150% of the initial loan amount.

•
Auto title lines of credit —The terms and fee structure of auto title lines of credit are similar to those of unsecured lines of credit described above, except that they are secured by the titles to customers’ automobiles. We provide lines of credit ranging from $100 to $10,000 and typically charge an initial lien fee per account and a monthly fee approximating 25% of the amount borrowed.

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

The table below shows the dollar amount of our consumer loan activity for the three most recent fiscal years. For purposes of this table, consumer loan balances include the principal portion of loans (net of valuation allowance) recorded in our consolidated balance sheets and the principal portion of active brokered loans outstanding from unaffiliated lenders, which is not included in our consolidated balance sheets.

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in millions)
Combined consumer loans:
Loans made	$523.3	$446.9	$366.4
Loans repaid	(413.2)	(346.7)	(313.8)
Loans forfeited, net of collections on bad debt	(77.0)	(57.1)	(42.4)
Sales of loan portfolios	(74.6)	—	—
Loans acquired in business acquisition	13.5	3.9	68.7
Other	(1.5)	0.5	—
Change due to foreign currency exchange fluctuations	(4.1)	(4.2)	1.1
Net (decrease) increase in consumer loans outstanding at the end of the year	$(33.6)	$43.3	$80.0

Consumer loans made by unaffiliated lenders (credit services only):
Loans made	$132.7	$119.2	$135.6
Loans repaid	(105.2)	(88.4)	(112.5)
Loans forfeited, net of collections on bad debt	(34.1)	(26.4)	(24.6)
Net (decrease) increase in consumer loans outstanding at the end of the year	$(6.6)	$4.4	$(1.5)

Consumer loans made by us:
Loans made	$390.6	$327.7	$230.8
Loans repaid	(308.0)	(258.3)	(201.3)
Loans forfeited, net of collections on bad debt	(42.9)	(30.7)	(17.8)
Sales of loan portfolios	(74.6)	—	—
Loans acquired in business acquisition	13.5	3.9	68.7
Other	(1.5)	0.5	—
Change due to foreign currency exchange fluctuations	(4.1)	(4.2)	1.1
Net (decrease) increase in consumer loans outstanding at the end of the year	$(27.0)	$38.9	$81.5
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

Seasonality
Historically, pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. Merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the impact of tax refunds in the United States. Jewelry scrapping sales are heavily influenced by the timing of decisions to scrap excess jewelry inventory. Jewelry scrapping sales generally are greatest during our fourth fiscal quarter (July through September). This results from relatively low jewelry merchandise sales in that quarter and the higher loan balance, leading to a higher dollar amount of loan forfeitures in the summer lending season providing more inventory available for sales.
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
Operations
A typical company pawn store employs six full-time team members, consisting of a store manager, an assistant manager and four pawnbrokers. Each store manager is responsible for ensuring that the store is run in accordance with our policies, procedures and operating guidelines, and reports to an area manager. Area managers are responsible for the performance of all stores within their area and report to one of our regional directors. Managers and regional directors receive incentive compensation based on their performance in comparison to an operating budget. Our U.S. pawnbrokers are also eligible to receive incentive compensation based on the store’s performance and their individual productivity performance. The incentive compensation for our pawn employees typically ranges between 5% to 30% of their total compensation.
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

Our asset protection and compliance departments monitor the perpetual inventory system, lending practices, regulatory compliance and compliance with our policies and procedures. We perform full physical audits of active inventory and pawn collateral at each store on an annual basis. Cycle counts are completed daily for jewelry and firearms, and targeted high risk inventory categories are cycle counted multiple times annually. We record shrink adjustments for known losses at the conclusion of the annual full physical audit, and as discovered during cycle counts. Asset protection monitors all shrink adjustments for exceptions.
As of September 30, 2014, we employed approximately 7,300 team members. We believe that our success is dependent upon our team members’ ability to provide prompt and courteous customer service and to execute our operating procedures and standards. We seek to hire people who will become long-term, career team members. To achieve our long-range personnel goals, we offer a structured career development program for all of our field team members. This program includes computer-based training, formal structured classroom training and supervised on-the-job training. All store team members, including managers, must meet certain competency criteria prior to hire or promotion and participate in on-going training classes and formal instructional programs. Our career development program develops and advances our employees and provides training for the efficient integration of experienced managers and team members from outside the company.
Trademarks and Trade Names
We operate our U.S. pawn stores principally under the names “EZPAWN” or “Value Pawn” and the Mexico pawn stores under the name “EMPEÑO FÁCIL.” Our U.S. financial services stores operate under a variety of names, including “EZMONEY Payday Loans,” “EZ Loan Services,” “EZ Payday Advance” and “EZPAWN Payday Loans,” and our CSO stores operate under the name “EZMONEY Loan Services.” Our financial services and buy/sell stores in Canada operate under the names “CASHMAX” or “Cash Converters.” In Mexico, we offer payroll withholding loans under the names “Crediamigo” and “Adex." In Mexico our buy/sell stores operate under the names “TUYO” or “Cash Converters.” We have registered with the United States Patent and Trademark Office the names EZPAWN, EZMONEY and EZCORP, among others. We hold a trademark in Mexico for the name “EMPEÑO FÁCIL” and are the master franchisee in Canada for the “Cash Converters” brand.
Growth and Expansion
We plan to expand the number of locations we operate through opening de novo locations and through acquisitions. We believe that the largest growth opportunities are with de novo stores in Mexico and the U.S. and pawn store acquisitions in the U.S. We continually evaluate and test new products and formats, which may result in expansion opportunities or strategic investments.
The cost of opening de novo stores varies based on the size, type and location of stores opened. During fiscal 2014, we opened 9 de novo pawn locations in the U.S., each requiring an average property and equipment investment of approximately $370,000. We also opened 16 financial services stores in the U.S., each requiring an average property and equipment investment of approximately $90,000. In Mexico, we opened 6 de novo pawn stores, each requiring an average property and equipment investment of approximately $200,000.
Our ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel.
International Growth
Within our Mexican consumer loan business, we anticipate Grupo Finmart will continue to sign new contracts with federal, state and local governments as well as further penetrate the existing contracts. As of September 30, 2014, our lending penetration into the booked contracts was approximately 4%, which indicates further growth opportunities. In addition, we are seeking to diversify our product offerings to this customer base. We expect to continue to obtain local financing to fund Grupo Finmart’s lending growth, and we anticipate this financing will continue to be non-recourse to EZCORP.
We intend to continue to open new stores in our Mexican pawn business, but will adjust growth from time-to-time to conform to near-term market conditions. The Mexican pawn environment has mirrored the U.S. pawn environment as gold prices have dropped and the industry has seen a shift from gold and jewelry pawn activity to general merchandise pawn activity. We intend to secure local financing for our Mexican pawn growth.
We also plan to open more buy/sell stores in Mexico over time. As of September 30, 2014, we operated 19 buy/sell stores within the Mexico market. We intend to finance this planned growth using cash flow generated from our Mexican operations, as well as local financing.

Discontinued Operations
During the fourth quarter of fiscal 2014, as part of our new strategy to concentrate on an integrated, customer-centric financial services model that is focused on our core businesses of pawn and unsecured lending we implemented a plan to exit our online lending businesses in the United States and the United Kingdom. As a result of this plan, our online lending operations in the United Kingdom (Cash Genie) and in the United States (EZOnline) have been included as discontinued operations.
During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores in a variety of locations. These stores were generally older, smaller stores that did not fit our future growth profile.
For additional information about our discontinued operations, see Note 2 to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”
Competition
We encounter significant competition in connection with all of our activities. These competitive conditions may adversely affect our revenues, profitability and ability to expand. In our lending businesses, we compete with other pawn stores, payday lenders, credit service organizations, banks, credit unions and other financial institutions, such as consumer finance companies. Other lenders may lend money on an unsecured basis, at interest rates that may be lower than our service charges, and on other terms that may be more favorable than ours or through other market channels, such as online, which some customers may prefer. We believe that the primary elements of competition are the quality of customer service and relationship management, convenience, store location, a customer friendly environment and the ability to loan competitive amounts at competitive rates. In addition, we believe the ability to compete effectively will be based increasingly on strong general management, regional focus, automated management information systems, access to capital and superior customer service.
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
The pawn industry in the United States is large and highly fragmented. The industry consists of approximately 11,500 pawn stores owned primarily by independent operators who own one to three locations, and we consider the industry relatively mature. We are the second largest public operator of pawn stores in the United States, with 497 locations at September 30, 2014. The three largest pawn store operators account for approximately 13% of the total estimated pawn stores in the United States.
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
The specialty financial services industry in the United States is mature and is larger and more concentrated than the pawn industry. The industry consists of a number of online lenders and approximately 20,000 locations that are either mono-line stores offering only short-term consumer loans or businesses offering short-term consumer loans in addition to other products and services, such as check cashing stores, auto title loan stores, pawn stores and stores offering reloadable debit cards.
The specialty financial services industry in Canada consists of approximately 1,500 locations that are either single-line stores offering only short-term consumer loans or businesses offering short-term consumer loans in addition to other products and services, such as check cashing stores and stores offering reloadable debit cards or bank accounts. The Canadian short-term consumer loan industry is highly concentrated, with the three largest companies operating approximately 81% of the total number of locations.
The unsecured payroll lending industry in Mexico is less developed than other Latin American countries. Payroll lending in Mexico is generally marketed to public sector employees, who on average earn more and rotate less frequently than their private sector peers. Additionally, government entities tend to be more stable and on average have more employees than private companies. It is estimated that less than 15% of the market potential is being serviced. Grupo Finmart is the fifth largest vertically integrated payroll lender in Mexico with 53 branch offices located in 24 of the 32 states in the country.

Strategic Investments
Cash Converters International — At September 30, 2014, we owned approximately 32% of the total ordinary shares of Cash Converters International Limited (“CCV”), a company headquartered in Perth, Australia, publicly traded on the Australian Stock Exchange. We acquired the shares between November 2009 and November 2012 for approximately $68.8 million. Pursuant to a shareholders agreement, we hold two of the five seats on CCV’s board of directors. CCV franchises and operates a worldwide network of over 750 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods. CCV has significant store concentrations in Australia and the United Kingdom. In the short-term, we expect CCV will continue buying back franchised locations and converting them into company operated stores as well as increasing its portfolio of short-term consumer loans in Australia and the U.K.
The Consumer Credit and Corporations Legislation Amendment (Enhancements) Bill 2011 was passed by the Australian Parliament in August 2012. This law, which went into effect on July 1, 2013, imposes certain limitations and restrictions on short-term consumer loans in Australia, including interest limitations and restrictions on extensions and refinancings. These limitations and restrictions, however, are more favorable to the industry than previous proposals, and the passage of these rules should stabilize the Australian regulatory environment related to short-term consumer loans for the foreseeable future.
For its fiscal year ended June 30, 2014, CCV’s gross revenues increased 22% to AUS $331.7 million (U.S. $304.4 million), net income attributable to owners of the company decreased 26% to AUS $24.2 million (U.S. $22.2 million) and diluted earnings per share decreased 30% to AUS $0.0556 (U.S. $0.0510). For the year, CCV declared dividends of AUS $0.04 (U.S. $0.0367) per share. We account for our investment in CCV under the equity method. In fiscal 2014, our interest in CCV’s income was $7.1 million and we received dividends of $5.1 million. Based on the closing price and exchange rates on September 30, 2014, the market value of our investment in CCV was approximately $129 million compared to its book value of $91.1 million.
Regulation
Our operations are subject to extensive regulation under various federal, state and local laws and regulations, and we believe that we conduct our business in material compliance with all of these rules. The following is a general description of significant regulations affecting our business. For a geographic breakdown of our operating locations, see “Part I — Item 2 — Properties.”
In general, the regulatory burden on our business, particularly our short-term consumer lending business, has increased significantly in the last few years at the national, state and local levels.  For example, some aspects of our business have been specifically prohibited in certain jurisdictions; the economic terms of our products and services have been restricted in some jurisdictions; and new regulatory oversight bodies have been created or assumed jurisdiction, which in some cases have taken a more active and stringent regulatory approach to our industry. As a result, our compliance costs have increased; the risk of regulatory inquiries, audits and fines or other penalties have increased; and we have chosen to exit some of our business activities because the regulatory burden makes them unprofitable or insufficiently profitable. See “Part I — Item 1A — Risk Factors.”
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

Some of our pawn stores in the U.S. handle firearms and each of those stores maintain a federal firearms license as required by federal law. The federal Gun Control Act of 1968 and regulations issued by the Bureau of Alcohol, Tobacco, and Firearms also require each pawn store dealing in firearms to maintain a permanent written record of all receipts and dispositions of firearms. In addition, we must comply with the Brady Handgun Violence Prevention Act, which requires us to conduct a background check before releasing, selling or otherwise disposing of firearms.
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
In Texas, we do not make loans to customers, but rather offer fee-based credit services, including assistance in arranging loans with independent third-party lenders. As required by state law, we are registered as a CSO and as a Credit Access Business (“CAB”) in order to provide such services. The applicable CSO law requires us to provide each customer with an upfront disclosure statement describing, among other things, the services to be provided and the fees to be charged and, upon entering into a transaction, with a written contract fully describing the services provided. The law prohibits us from receiving compensation solely for referring a customer to a lender and also provides for other disclosure requirements, cancellation rights for customers and prohibitions on fraudulent or deceptive conduct. The law governing CABs requires us to provide conspicuous notices regarding fees and certain other disclosures and requires us to report certain information regarding customer transactions to the Texas Office of the Consumer Credit Commissioner. Violations of these laws could subject us to criminal and civil liability. The independent lenders are not required to be licensed and are not regulated by any state agency so long as the interest rate charged on the loan does not exceed 10% per annum. The lenders are also permitted to charge late fees and insufficient funds fees. The lenders are subject to the federal regulations described below with regard to their lending activities. Many cities in Texas, including Austin, Dallas, Houston, San Antonio and El Paso, have enacted municipal regulation of CAB products and the payday loans and auto title loans to which they provide access.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”) established the Consumer Financial Protection Bureau (the “CFPB”), which has the power to, among other things regulate companies that offer or supply payday loans and other products and services we offer. The CFPB now exercises its supervisory and regulatory authority over non-depository companies providing consumer financial products and services.
Under its supervisory and examination powers, the CFPB has authority to inspect short-term lenders’ books and records and lending practices, including marketing, underwriting, loan application and processing and collections. The CFPB has published its Short-Term, Small-Dollar Lending Examination Procedures, outlining the guidelines and CFPB examiners will use in examining short-term lenders. The CFPB has begun to conduct examinations of payday loan companies to assess companies’ compliance with federal consumer financial services laws, obtain information on the activities and procedures of short-term lenders and detect risks to consumers. Should the CFPB determine that a financial service provider is in violation of federal law, it has broad authority to initiate administrative actions or litigation, in which it may seek cease and desist orders for the provider’s activities and rescission of loan contracts and may impose civil administrative fines and penalties ranging from $5,000 per day for violations of federal consumer financial laws (including the CFPB’s own rules) to $25,000 per day for reckless violations and $1 million per day for knowing violations.
The CFPB also has rule-making authority over short-term lenders. While it does not have authority to regulate fees, it could adopt rules that could impair the viability or financial performance of products and services. In April 2013, the CFPB issued a report, entitled "Payday Loans and Deposit Advance Products — A White Paper of Initial Data Findings," following an in-depth review of short-term small dollar loans, including payday loans, and concluded in part with respect to payday loans: “The CFPB recognizes its responsibility to implement Federal consumer financial laws to ensure that ‘markets for consumer financial products and services are fair, transparent and competitive.’ The potential consumer harm and the data gathered to date are persuasive that further attention is warranted to protect consumers. Based upon the facts uncovered through our ongoing work in this area, the CFPB expects to use its authorities to provide such protections.”
At this time it is not possible to accurately predict what rules the CFPB will propose.
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

•
Federal law limits the annual percentage rate that may be charged on loans made to active duty military personnel and their immediate families at 36%. This 36% annual percentage rate cap applies to a variety of loan products, including consumer loans, though it currently does not apply to pawn loans. We do not make consumer loans to active duty military personnel or their immediate families because it is not economically feasible for us to do so at these rates.

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
ITEM 1A. RISK FACTORS
There are many risks and uncertainties that may affect our operations, performance, development and results. Many of these risks are beyond our control. The following is a description of the important risk factors that may affect our business. If any of these risks were to actually occur, our business, financial condition or results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial may also materially adversely affect our business, financial condition or results of operations.
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
For example, in recent years, many cities in Texas (including Austin, Dallas, Houston, San Antonio and El Paso) have adopted municipal ordinances imposing restrictions on certain financial services products we can offer as a credit services organization or credit access business in those cities. Specifically, the ordinances require municipal registrations, limit the amount borrowers can borrow and require principal paydowns on refinancing or with each installment payment. These limitations and restrictions make the products less attractive to our customers, thus lessening demand, and severely impair the financial viability of our financial services business in those cities. In fiscal 2013 we closed 20 financial services stores in Dallas and the State of Florida primarily due to the onerous regulatory requirements.
The next biennial session of the Texas legislature begins in January 2015 and is scheduled to adjourn in May 2015. In connection with the upcoming legislative session, several bills affecting the short-term consumer loan business in Texas have already been filed. These bills contain provisions that would, among other things, impose rate caps (36% annual percentage rate), mandate reporting to a state-wide database and enact the requirements of the municipal ordinances discussed above on a state-wide basis subject to the regulatory enforcement and supervision authority of the Office of the Consumer Credit Commissioner. It is not possible to say with any certainty what will happen with any of these bills or any other bill that may be introduced.
In addition, any financial services business that we undertake directly in international jurisdictions, as well as the financial services businesses conducted by our strategic affiliate, are subject to a variety of regulation by international governmental authorities. Adverse legislation or regulations could be enacted in any of such international jurisdictions, with the result that the financial services business in that jurisdiction becomes less profitable or unprofitable. For example, the Financial Conduct Authority (“FCA”), which on April 1, 2014, assumed primary regulatory authority over short-term consumer lending in the U.K., has issued guidance and rules that focus on the affordability of the credit extended (i.e., the customer’s ability to repay), the use of continuous payment authority to collect repayments and sustained use of short-term credit products. These rules became effective July 1, 2014. In addition, the FCA issued proposed rules in July 2014 that would significantly limit the amount of interest and fees that could be charged on “high cost short-term credit” products, including the loans we have been offering online through our Cash Genie operations. These new limitations are expected to become effective January 1, 2015. The FCA’s guidance, new rules and proposed rules contributed to our decision to exit the online lending market in the U.K. and discontinue our Cash Genie operations. See “Part I — Item 1 — Business — Growth and Expansion — Discontinued Operations.”
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
As discussed under “Part 1 — Item 1 — Business — Regulation — Short-Term Consumer Loan Regulations,” the CFPB now exercises its supervisory and regulatory authority over non-depository companies providing consumer financial services products and services, including payday loans and other products and services we offer. The CFPB has cited several short-term lenders with violations of Dodd-Frank’s prohibition on “unfair, deceptive or abusive acts or practices” (“UDAAP”). It is not possible to accurately predict what affect the CFPB will have on our business. The CFPB, through its supervisory or enforcement role or through its rule-making authority, could take actions that would have a material adverse effect on our operations and financial performance. For a description of a current regulatory investigation being conducted by the CFPB, see the following risk factor.
Litigation and regulatory proceedings could have a material adverse impact on our business.
We are currently subject to various litigation and regulatory actions. In addition to the matters described in “Part I — Item 3 — Legal Proceedings,” we are from time to time subject to other legal and regulatory actions, including the following:

•
CFPB — In February 2014, we received a Civil Investigative Demand (“CID”) from the CFPB. The CID requested us to produce documents and provide answers to written questions. We submitted all information requested by this CID. In October 2014, we received a follow-up CID requesting additional information regarding certain of the matters addressed in the initial CID, and in November 2014, the CFPB requested oral testimony from Company representatives. We are the process of submitting the information requested by the follow-up CID and continue to cooperate fully with the CFPB in its investigation. To date, no claims have been asserted by the CFPB as a result of our responses, although there can be no assurance that the CFPB will not assert claims, including that one or more of our historical practices constitute UDAAP violations. Any such claim could require us to pay fines, penalties and/or customer restitution, or could result in changes to our business practices to address the claims asserted.

•
FCA — In the course of evaluating and preparing our Cash Genie business for compliance with the new FCA guidelines and rules, we noted three issues primarily related to our legacy business and self-reported those to the FCA in June 2014 and have been in regular dialog with the FCA regarding those issues since. In July, we agreed to the imposition of a Voluntary Requirement formalizing our commitment to review and evaluate the issues under the oversight of an independent "skilled person" appointed by the FCA to determine whether customers have been adversely affected by those issues and, if so, to assess the redress that would be appropriate. Grant Thornton was selected as the skilled person to oversee the process (referred to as a “section 166 process”) and that process is currently underway. At this point, it cannot be determined whether resolution of this matter will have a material adverse effect on our results of operations.
We cannot determine the ultimate outcome of any current litigation or regulatory actions. These matters are subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from conducting our business as we currently do. Any unfavorable ruling or outcome could have a material adverse effect on our results of operations and could negatively affect our reputation.
We have procured management liability insurance policies that should protect us from much of the potential exposure related to the shareholder derivative litigation and the federal securities litigation described under “Part I — Item 3 — Legal Proceedings.” However, under the terms of those policies, we bear the first $1 million of costs or liability associated with those actions. Consequently, we expect that our results of operations will be adversely affected by the current litigation until we exhaust the $1 million retention under our management liability insurance policies. In addition, to the extent that our ultimate liability in the current litigation or any subsequent litigation that is included in the same policy year exceeds the management liability policy limits, our results of operations could be adversely affected.
One person beneficially owns all of our voting stock and controls the outcome of all matters requiring a vote of stockholders, which may influence the value of our publicly traded non-voting stock.
Phillip E. Cohen is the beneficial owner of all of our Class B Voting Common Stock. As a result of his equity ownership stake, Mr. Cohen controls the outcome of all issues requiring a vote of stockholders and has the ability to appoint or remove directors who control our policies and operations. All of our publicly traded stock is non-voting stock. Consequently, stockholders other than Mr. Cohen have no vote with respect to the election of directors or any other matter requiring a vote of stockholders except as required by law. This lack of voting rights may adversely affect the market value of our publicly traded Class A Non-Voting Common Stock.
In July 2014, the sole voting stockholder made changes to the Company’s Bylaws that generally restructure certain aspects of the Company’s corporate governance. See “Part III — Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Board of Directors and Governance Changes.”
For the past several years, we have entered into advisory services agreements with Madison Park, LLC, a financial advisory firm wholly owned by Mr. Cohen. The agreement for fiscal 2014 called for the payment of a retainer fee of $600,000 per month plus the reimbursement of out-of-pocket expenses incurred in connection with the engagement. On May 20, 2014, we provided Madison Park with a 30-day notice of termination pursuant to the terms of the agreement, and the agreement terminated effective June 19, 2014. See “Part III — Item 13 — Certain Relationships and Related Transactions, and Director Independence — Related Party Transactions — Agreement with Madison Park.”
A significant portion of our business is concentrated in Texas.
As of September 30, 2014, over half of our financial services stores and almost half of our domestic pawn stores were located in Texas, and those stores account for a significant portion of our revenues and profitability. With the exception of activity at the municipal level that has negatively impacted (or may negatively impact) our financial services business, the legislative, regulatory and general business environment in Texas has been relatively favorable for our business activities. We have been successful in growing and expanding our businesses in areas outside Texas for the past several years, and we expect that our business in other areas will continue to grow faster than our business in Texas.
A negative legislative or regulatory change in Texas could have a material adverse effect on our overall operations and financial performance. We offer short-term consumer loans in Texas through our credit services organization program. If new adverse legislation is enacted in Texas, it could require us to alter or discontinue some or all of our consumer loan business in Texas. As noted above, bills that could potentially have an adverse impact on our consumer loan business in Texas have already been filed in connection with the upcoming Texas legislative session (which starts in January 2015). There can be no assurance that adverse legislation will not be considered, or possibly enacted, during the upcoming legislative session.

A significant or sudden decrease in gold values or the volume of gold transactions may have a material impact on our earnings and financial position.
Gold jewelry comprises a significant portion of the collateral security for our pawn loans and our inventory, and gold scrapping accounts for a significant portion of our revenues and gross profit. Pawn service charges, sales proceeds and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values and the volume of gold transactions. A decline in the availability of gold or our customers’ willingness or ability to sell us gold or use gold as collateral for pawn loans could significantly impact our business. During fiscal 2014, 2013 and 2012, we experienced a significant softening of gold prices and volumes, which had a significant negative impact on our profitability. The impact on our financial position and results of operations of a continued decrease in gold values or volumes or a change in customer behavior cannot be reasonably estimated because the market and customer response to changes in gold values is not known; however, a significant decline in gold values or gold volumes could result in decreases in sales, sales margins and pawn service charge revenues.
A significant change in foreign currency exchange rates could have a material adverse impact on our earnings and financial position.
We have foreign operations in Mexico and Canada and equity investments in Australia. Our assets and investments in, and earnings and dividends from, each of these must be translated to U.S. dollars from their respective functional currencies. A significant weakening of any of these foreign currencies could result in lower assets and earnings in U.S. dollars, resulting in a material adverse impact on our financial position, results of operations and cash flows.
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
We require continued access to capital. A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results. During fiscal 2014, we completed the sale of $230 million principal amount of 2.125% Cash Convertible Senior Notes Due 2019 and used the proceeds to, among other things, pay all outstanding amounts under, and terminate, our revolving credit facility with a syndicate of banks. Our ability to obtain additional credit or alternative financing, if needed, will depend upon market conditions, our financial condition and banks’ or other lenders’ willingness to lend capital at acceptable rates. The inability to access capital at acceptable rates and terms could impair our ability to achieve our growth objectives, which could adversely affect our financial condition and results of operations.
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
The carrying value of our goodwill was $347 million, or approximately 25% of our total assets, as of September 30, 2014. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350-20-35 Goodwill — Subsequent Measurement, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual goodwill impairment test is performed in the fourth quarter utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We completed our annual assessment of goodwill and indefinite lived intangible assets as of September 30, 2014 (following the impairment or write-down of goodwill associated with discontinued operations in our two online lending business units) and determined that no material impairment existed at that date, other than an amount for internally developed software.
If our estimates of allowance for loan losses are not adequate to absorb losses, our results of operations and financial condition may be negatively affected.
We maintain an allowance for loan losses for estimated probable losses on company-funded loans and loans in default. See "Part II — Item 7 — Management's Discussion and Analysis of Financial Conditions and Results of Operations — Critical Accounting Policies and Estimates" for factors considered by management in estimating the allowance for loan losses. We also maintain a reserve for loan losses for estimated probable losses on loans funded by our CSO partners, but for which we are responsible. At September 30, 2014, our aggregate reserve and allowance for losses on loans not in default (including loans funded by our CSO partners) was $27.6 million. The amount of reserves and allowances is based on our current assessment of and expectations concerning various factors affecting the quality of our loan portfolio. These factors include, among other things, our borrowers’ financial condition, repayment abilities and repayment intentions. This reserve, however, is an estimate, and if actual losses are greater than our reserve and allowance, our results of operations and financial condition could be adversely affected.
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
We face other risks discussed under "Part II — Item 7A — Quantitative and Qualitative Disclosures about Market Risk."
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
We lease substantially all of our locations, and generally lease facilities for a term of three to ten years with one or more renewal options. Our existing leases expire on dates ranging between October 2014 and September 2022, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores unless we find what we believe is a superior location at an attractive price.
Below is a summary of changes in the number of store locations during fiscal 2014, 2013 and 2012:

	Fiscal Year Ended September 30,
	2014	2013	2012
Store count at beginning of fiscal year	1,342	1,262	1,111
De novo stores opened	31	157	71
Acquired stores	—	38	96
Stores sold, combined or closed	(15)	(8)	(16)
Discontinued operations	—	(107)	—
Store count at end of fiscal year*	1,358	1,342	1,262
* Fiscal 2012 includes 102 stores that were closed as part of discontinued operations during fiscal 2013.
During fiscal 2014, we opened nine pawn and 16 financial services stores in the U.S. In Mexico, we opened three Empeño Fácil pawn stores and three Grupo Finmart / Crediamigo financial services locations in Mexico.
On an ongoing basis, we may close or consolidate under-performing store locations. In fiscal 2014, we closed or consolidated eight pawn and four financial services stores in the U.S. In Mexico, we closed or consolidated four Grupo Finmart / Crediamigo financial services locations in Mexico. These closings are in addition to our third quarter fiscal 2013 discontinued operations plan.
During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores in a variety of locations. These stores were generally older, smaller stores that did not fit our future growth profile. We will continue to execute our growth plan by opening stores that are in-line with our growth strategy, broadening our online selling, and adding numerous new products across the portfolio of companies in order to better serve our customers in the formats they desire and with the products and services they want.
The store closings related to discontinued operations included:

•	57 stores in Mexico, 52 of which were small, jewelry-only asset group formats. We continue to operate 239 full-service ‘‘store-within-a-store,’’ or SWS, locations under the Empeño Fácil brand.

•
29 stores in Canada, where we were transitioning to an integrated buy/sell and financial services model under the Cash Converters brand. The affected asset group consists of stores that were not optimal for that model because of location or size. We will continue to operate 46 full-service buy/sell and financial services center stores under the Cash Converters and CASHMAX brands in Canada and the United States.

•
20 financial services stores in Dallas, Texas and the State of Florida, where we exited both locations primarily due to onerous regulatory requirements. We will continue to operate 489 financial services stores in the United States.

•	One jewelry-only concept store, which was our only jewelry-only store in the United States.

Of our 501 U.S. financial services stores, 214 adjoin a pawn store and are covered by the same lease agreement. The lease agreements at approximately 95% of the remaining 287 free-standing U.S. financial services stores contain provisions that limit our exposure for additional rent at these stores to only a few months if laws are enacted that have a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining pawn stores could be re-incorporated into the pawn operations.

The following table presents the number of store locations by state or province as of September 30, 2014:

	Pawn/Retail Locations	Financial Services Locations	Total Locations
United States:
Texas	202	288	490
Florida	101	—	101
Colorado	38	26	64
Wisconsin	3	40	43
Oklahoma	21	10	31
Nevada	16	13	29
Illinois	25	—	25
Utah	10	14	24
Iowa	11	10	21
Idaho	—	20	20
Georgia	10	7	17
Indiana	17	—	17
Tennessee	12	12	24
Hawaii	—	16	16
Alabama	6	9	15
Missouri	—	13	13
Kansas	—	13	13
Arizona	12	—	12
South Dakota	—	10	10
Minnesota	9	—	9
Virginia (1)	5	—	5
New York	2	—	2
Pennsylvania (1)	2	—	2
Mississippi	1	—	1
Arkansas	1	—	1
Total United States Locations	504	501	1,005

Mexico:
Estado de Mexico	52	5	57
Distrito Federal (3)	48	5	53
Veracruz	31	1	32
Jalisco	15	1	16
Guanajuato	15	1	16
Nuevo León	10	1	11
Puebla	11	—	11
Guerrero	9	1	10
Chiapas	7	3	10
Tabasco	7	3	10
Tamaulipas	6	3	9
Coahuila	6	3	9
Quintana Roo	4	3	7
Michoacán	7	—	7
Hidalgo	6	—	6
Queretaro	6	—	6
Baja California	—	6	6
Oaxaca	4	2	6
Campeche	4	1	5
Morelos	4	1	5
Aguascalientes	4	—	4
Sinaloa	—	4	4
Tlaxcala	3	1	4
Sonora	—	3	3
Morelia	—	1	1
Chihuahua	—	1	1
Durango	—	1	1
Nayarit	—	1	1
San Luis Potosí	1	—	1
Yucatán	1	—	1
Zacatecas	—	1	1
Total Mexico Locations	261	53	314
Canada:
Ontario (1) (2)	—	39	39
Total Canada Locations	—	39	39
Total Company	765	593	1,358
(1) Buy/sell locations. (2) The Canada locations exclude 5 stores that are franchised by the company to third parties. (3) Includes buy/sell and pawn locations.

In addition to our store locations, we lease corporate office space in Austin, Texas (79,100 square feet), Miami, Florida (14,200 square feet), Dallas, Texas (5,900 square feet), Querétaro, Mexico (10,600 square feet), Mexico City (11,300 square feet), Ontario, Canada (8,400 square feet) and Ipswich, United Kingdom (4,700 square feet). Grupo Finmart leases corporate office space in Mexico City (14,000 square feet).
The following table presents store data by segment as of September 30, 2014:

	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Pawn/retail stores	504	261	—	765	—
Financial services stores adjoining U.S. pawn stores	214	—	—	214	—
Financial services stores — free standing	326	53	—	379	5
Total stores in operation	1,044	314	—	1,358	5
ITEM 3. LEGAL PROCEEDINGS
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome. The following is a description of significant proceedings.
Shareholder derivative litigation — On July 28, 2014, Lawrence Treppel, a purported holder of Class A Non-voting Common Stock, filed a derivative action in the Court of Chancery of the State of Delaware styled Treppel v. Cohen, et al. (C.A. No. 9962-VCP). The complaint, as originally filed and as amended on September 23, 2014, names as defendants Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Voting Common Stock; several current and former members of our Board of Directors (Joseph J. Beal, Sterling B. Brinkley, John Farrell, Pablo Lagos Espinosa, William C. Love, Thomas C. Roberts and Paul E. Rothamel); three entities controlled by Mr. Cohen (MS Pawn Limited Partnership, the record holder of our Class B Voting Common Stock; MS Pawn Corporation, the general partner of MS Pawn Limited Partnership; and Madison Park LLC); and EZCORP, Inc., as nominal defendant. The amended complaint asserts the following claims:

•
Claims against the current and former Board members for breach of fiduciary duties and waste of corporate assets in connection with the Board’s decision to enter into advisory services agreements with Madison Park from October 2004 to June 2014;

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
On October 13, 2014, motions to dismiss were filed on behalf of each defendant, and on November 12, 2014, the defendants filed their opening briefs in support of the motions to dismiss. Reply and follow-up briefs on the motions to dismiss are expected to be filed by early January 2015. On November 13, 2014, pursuant to the parties’ stipulation, the Court dismissed the action as to Mr. Brinkley, Mr. Rothamel and Mr. Lagos.
We intend to continue to defend vigorously against the claims asserted in this lawsuit. Although the lawsuit does not seek relief against the Company, we have certain indemnification obligations to the other defendants (including Madison Park and Mr. Cohen), which obligations include the payment of attorney’s fees in advance of the outcome. We cannot predict the outcome of this lawsuit, or the amount of time and expense that will be required to resolve it.
Federal securities litigation — On August 22, 2014, Jason Close, a purported holder of Class A Non-voting Common Stock, for himself and on behalf of other similarly situated holders of Class A Non-voting Common Stock, filed a lawsuit in the United States District Court for the Southern District of New York styled Close v. EZCORP, Inc., et al. (Case No. 1:14-cv-06834-ALC). The complaint names as defendants EZCORP, Inc., Paul E. Rothamel (our former chief executive officer) and

Mark Kuchenrither (our current chief financial officer and our chief executive officer) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In general, the complaint alleges that the implementation of certain strategic and growth initiatives were less successful than represented by the defendants, that certain of the Company’s business units and investments were not performing as well as represented by the defendants and that, as a result, the defendants’ disclosures and statements about the Company’s business and operations were materially false and misleading at all relevant times.
On October 17, 2014, the Automotive Machinists Pension Plan, also purporting to be the holder of Class A Non-voting Common Stock and acting for itself and on behalf of other similarly situated holders of Class A Non-voting Common Stock, filed a lawsuit in the United Stated District Court for the Southern District of New York styled Automotive Machinists Pension Plan v. EZCORP, Inc., et al (Case No. 1:14-cv-8349-ALC). The complaint names EZCORP, Inc., Mr. Rothamel and Mr. Kuchenrither as defendants, but also names Mr. Cohen and MS Pawn Limited Partnership. The complaint likewise asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, alleging generally that (1) EZCORP and the officer defendants (Mr. Rothamel and Mr. Kuchenrither) issued false and misleading statements and omissions concerning the business and prospects, and compliance history, of the Company’s online lending operations in the U.K. and the nature of the Company’s consulting relationship with entities owned by Mr. Cohen and the process the Board of Directors used in agreeing to it, and (2) Mr. Cohen and MS Pawn Limited Partnership, as controlling persons of EZCORP, participated in the preparation and dissemination of the Company’s disclosures and controlled the Company’s business strategy and activities.
On October 21, 2014, the plaintiff in the Automotive Machinists Pension Plan action filed a motion to consolidate the Close action and the Automotive Machinists Pension Plan action and to appoint the Automotive Machinists Pension Plan as the lead plaintiff. On November 18, 2014, the court consolidated the two lawsuits under the caption In Re EZCORP, Inc. Securities Litigation (Case No. 1:14-cv-06834-ALC) and set a deadline for December 9, 2014 for interested parties to move to be appointed lead plaintiff and lead counsel.
The consolidated case is at a very early procedural stage. We cannot predict the outcome of the litigation, but we intend to defend vigorously against all allegations and claims.
SEC Investigation — On October 23, 2014, we received a notice from the Fort Worth Regional Office of the SEC that it was conducting an investigation into certain matters involving EZCORP, Inc. The notice was accompanied by a subpoena, directing us to produce a variety of documents, including all minutes and materials related to Board of Directors and Board committee meetings since January 1, 2009 and all documents and communications relating to our historical advisory services relationship with Madison Park (the business advisory firm owned by Mr. Cohen) and LPG Limited (a business advisory firm owned by Lachlan P. Given, our current Executive Vice Chairman and a current member of our Board of Directors). The SEC has also issued subpoenas to current and former members of our Board of Directors requesting production of similar documents. We have provided a number of documents in response to the subpoena and are cooperating fully with the SEC in its investigation.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Non-voting Common Stock (“Class A Common Stock”) is traded on the NASDAQ Stock Market under the symbol “EZPW.” As of October 31, 2014, there were 85 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of October 31, 2014.
The high and low per share sales price for our Class A Common Stock for the past two fiscal years, as reported by the NASDAQ Stock Market, were as follows:

	High	Low
Fiscal 2014
Fourth quarter ended September 30, 2014	$11.86	$9.29
Third quarter ended June 30, 2014	13.08	9.80
Second quarter ended March 31, 2014	13.55	9.22
First quarter ended December 31, 2013	17.21	9.85
Fiscal 2013
Fourth quarter ended September 30, 2013	$19.44	$15.57
Third quarter ended June 30, 2013	21.35	16.65
Second quarter ended March 31, 2013	24.06	20.01
First quarter ended December 31, 2012	23.45	16.57
On September 30, 2014, the closing sales price of our Class A Common Stock, as reported by the NASDAQ Stock Market, was $9.91 per share.
We have not declared or paid any dividends during the past two fiscal years and currently do not anticipate paying any dividends in the immediate future. Under the terms of our Convertible Notes due 2019, further described in Note 9 to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data,” payment of dividends requires a conversion rate adjustment equal to the conversion rate in effect immediately prior to the open of business on the ex-dividend date for such dividend multiplied by the last reported sale price of the Class A Common Stock on the trading day immediately preceding the ex-dividend date for such dividend, divided by the difference between the last reported sale price of the Class A Common Stock on the trading day immediately preceding the ex-dividend date for such dividend and the amount in cash per share we distribute to all or substantially all holders of Class A Common Stock. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.

Stock Performance Graph
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol: IXIC) and the NASDAQ Other Financial Index (ticker symbol: IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2009. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.
Issuer Purchases of Equity Securities
The following table provides the information with respect to purchases made by us for shares of our Class A Common Stock during fiscal 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plan (2)
June 1 to June 30	1,000,000	$11.9	—	—
Fiscal 2014 total	1,000,000	$11.9	—	—
(1) Comprised of 1,000,000 shares of our Class A Common Stock repurchased through privately negotiated transactions for an aggregate purchase price of $11.9 million in connection with our issuance of our Convertible Notes due 2019, further described in Note 9 to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data,”
(2) We have no publicly announced repurchase plans or programs.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial information should be read in conjunction with, and is qualified in its entirety by, the accompanying consolidated financial statements and related notes.

	Fiscal Year Ended September 30,
	2014	2013	2012	2011	2010
	(in thousands, except per share and store figures)
Operating data:
Total revenues	$988,532	$980,121	$964,502	$852,798	$725,168
Net revenues	615,097	624,704	607,511	526,303	443,255
Income from continuing operations, net of tax	51,894	72,877	155,920	123,717	98,643
Loss from discontinued operations, net of tax	(93,426)	(34,452)	(5,343)	(1,558)	(1,349)
Net (loss) income	(41,532)	38,425	150,577	122,159	97,294
Net income from continuing operations attributable to redeemable noncontrolling interest	4,208	4,424	6,722	—	—
Net (loss) from discontinued operations attributable to redeemable noncontrolling interest	—	(76)	147	—	—
Net (loss) income attributable to EZCORP, Inc.	$(45,740)	$34,077	$143,708	$122,159	$97,294

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.88	$1.28	$2.93	$2.48	$2.01
Discontinued operations	(1.72)	(0.64)	(0.11)	(0.03)	(0.03)
Basic (loss) earnings per share	$(0.84)	$0.64	$2.82	$2.45	$1.98

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.88	$1.27	$2.92	$2.46	$1.99
Discontinued operations	(1.72)	(0.64)	(0.11)	(0.03)	(0.03)
Diluted (loss) earnings per share	$(0.84)	$0.63	$2.81	$2.43	$1.96

Weighted average shares outstanding:
Basic	54,148	53,657	50,877	49,917	49,033
Diluted	54,292	53,737	51,133	50,369	49,576

Stores at end of period*	1,358	1,342	1,262	1,111	1,006
* Fiscal 2012, 2011 and 2010 include 102, 94 and 72 stores, respectively, that were closed as part of discontinued operations during fiscal 2013.

	September 30,
	2014	2013	2012	2011	2010
	(in thousands)
Balance sheet data:
Pawn loans	$162,444	$156,637	$157,648	$145,318	$121,201
Consumer loans, net	67,594	64,683	34,152	14,611	13,920
Inventory, net	139,419	145,200	109,214	90,373	71,502
Working capital	551,365	395,049	373,557	291,968	232,713
Total assets	1,403,471	1,352,190	1,218,007	756,450	606,412
Non-current consumer loans, net	40,442	70,294	61,997	—	—
Long-term debt	356,430	215,939	198,836	17,500	25,000
Redeemable noncontrolling interest	35,498	55,393	53,681	—	—
Stockholders’ equity	875,188	914,526	834,828	664,248	519,428

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
Overview
EZCORP, Inc. is a Delaware corporation headquartered in Austin, Texas. We are a leader in delivering easy cash solutions to our customers across channels, products, services and markets. With approximately 7,300 team members and approximately 1,400 locations, we give our customers multiple ways to access instant cash, including pawn loans and consumer loans in the United States, Mexico and Canada, and fee-based credit services to customers seeking loans. At our pawn and buy/sell stores, we also sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers.
We fulfill the growing global consumer demand for immediate access to cash, financial services and affordable pre-owned merchandise. We offer a variety of instant cash solutions, including collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans, including single- and multiple-payment unsecured loans and single- and multiple-payment auto title loans. In Texas, we do not offer loan products, but rather offer credit services to help customers obtain loans from independent third-party lenders.
We own a 76% interest in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart" doing business under the names “Crediamigo” and “Adex”), a leading payroll withholding lender headquartered in Mexico City. As of September 30, 2014, Grupo Finmart had over 100 payroll withholding master agreements with Mexican employers, primarily federal, state and local governments and agencies, and provided consumer loans to the agencies' employees. We also own a 59% interest in Renueva Commercial S.A.P.I. de C.V. ("TUYO"), a company headquartered in Mexico City that owns and operates buy/sell stores in Mexico City and the surrounding metropolitan area.
At September 30, 2014, we operated a total of 1,358 locations, consisting of 497 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry), seven U.S. buy/sell stores (operating as Cash Converters), 242 pawn stores in Mexico (operating as Empeño Fácil), 501 U.S. financial services stores (operating primarily as EZMONEY), 24 financial services stores in Canada (operating as CASHMAX), 15 buy/sell and financial services stores in Canada (operating as Cash Converters); and 19 buy/sell stores in Mexico (operating as TUYO or Cash Converters) and 53 financial services branches in Mexico (operating as Crediamigo or Adex).
We own approximately 32% of Cash Converters International Limited, which is based in Australia and franchises and operates a worldwide network of over 750 locations that provide financial services and buy and sell second-hand goods. We also own the Cash Converters master franchise rights in Canada and are the franchisor of five stores there.
At our pawn stores, we offer pawn loans, which are non-recourse loans collateralized by tangible personal property, and sell merchandise to customers looking for good value. The merchandise we sell consists of second-hand collateral forfeited from our pawn lending activities or purchased from customers and new or refurbished merchandise from third party vendors. In our Cash Converters stores, we also buy and sell second-hand goods. At our financial services stores and at some of our pawn and buy/sell stores, we offer a variety of consumer loan products, including single-payment, unsecured loans with maturity dates typically ranging from seven to 30 days; multiple-payment unsecured loans that may be repaid over extended periods of up to seven months; single-payment 30-day loans secured by automobile titles; multiple-payment auto title loans that carry terms of two to five months; and revolving lines of credit, both unsecured and secured by automobile titles. In Texas, our financial services stores and our pawn stores that also offer financial services do not offer loan products themselves, but rather offer credit services to help customers obtain loans from independent third-party lenders.
Our business consists of three reportable segments: The U.S. & Canada segment, which includes all business activities in the United States and Canada; the Latin America segment, which includes our Empeño Fácil pawn operations, the TUYO buy/sell operations and Grupo Finmart financial services operations in Mexico; and the Other International segment, which includes our equity interest in the net income of Cash Converters International.

The following tables present store data by segment:

	Fiscal Year Ended September 30, 2014
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,030	312	—	1,342	8
De novo	25	6	—	31	—
Sold, combined or closed	(10)	(4)	—	(15)	(3)
Discontinued operations	(1)	—	—	—	—
End of period	1,044	314	—	1,358	5

	Fiscal Year Ended September 30, 2013
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	987	275	—	1,262	10
De novo	84	73	—	157	—
Acquired	12	26	—	38	—
Sold, combined or closed	(3)	(5)	—	(8)	(2)
Discontinued operations	(50)	(57)	—	(107)	—
End of period	1,030	312	—	1,342	8

	Fiscal Year Ended September 30, 2012
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	933	178	—	1,111	13
De novo	17	54	—	71	—
Acquired	51	45	—	96	—
Sold, combined or closed	(14)	(2)	—	(16)	(3)
End of period	987	275	—	1,262	10
Discontinued operations	(45)	(57)	—	(102)	—
Stores in continuing operations	942	218	—	1,160	10
During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores in a variety of locations. These stores were generally older, smaller stores that did not fit our future growth profile. For additional information, see Note 2 to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”
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
In our pawn stores, buy/sell stores in Mexico and certain financial services stores in Canada, we acquire inventory for retail sales through pawn loan forfeitures, purchases of customers’ second hand merchandise or purchases of new or refurbished merchandise from third party vendors. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Margins achieved on sale of inventory are a function of the assessment of value at the time the pawn loan was originated or, in the case of purchased merchandise, the purchase price.
We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it generally has greater inherent commodity value. At September 30, 2014, our total allowance was 9.6% of gross inventory, compared to 2.8% at September 30, 2013. The increase in valuation allowance from the prior year is reflective of periodic analyses conducted to value the inventory based on aging, profitability, sell-through rates and shrink in each classification, including jewelry and general merchandise.
Consumer Loan Activities
At September 30, 2014, 287 of our U.S. financial services stores and two of our U.S. pawn stores in Texas offered credit services to customers seeking consumer loans from unaffiliated lenders. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers may obtain different types of consumer loans from the unaffiliated lenders. For credit services in connection with arranging a single-payment loan (average loan amount of about $450), our fee is approximately 15% to 22% of the loan amount. For credit services in connection with arranging an unsecured multiple-payment loan (average loan amount of about $550), our fee is 10% of the initial loan amount with each semi-monthly or bi-weekly installment payment. Low dollar installment loan principal amounts range from $100 to $2,000, but average about $550. With each semi-monthly or bi-weekly installment payment, we earn a fee of 13% to 14% of the initial loan amount. For credit services in connection with arranging single-payment auto title loans (average loan amount of about $1,200), the fee is up to 30% of the loan amount. In fiscal 2012, we began assisting customers in obtaining longer-term multiple-payment auto title loans from unaffiliated lenders. Multiple-payment auto title loans primarily carry terms of five months with ten equal installments. Multiple-payment auto title loan principal amounts range from $150 to $10,000, but average about $1,200; and we earn a fee of 45% to 150% of the initial loan amount. At September 30, 2014, single-payment loans comprised 81% of the balance of consumer loans brokered through our credit services, and multiple-payment loans comprised the remaining 19%.
Outside of Texas, we earn loan fee revenue on our consumer loans. In two U.S. pawn stores, 117 U.S. financial services stores and 39 Canadian financial services stores, we offer single-payment unsecured consumer loans. The average single-payment loan amount is approximately $435 and the term is generally less than 30 days, averaging about 21 days. We typically charge a fee of 15% to 22% of the loan amount. In 123 of our U.S. financial services stores, we offer multiple-payment unsecured consumer loans. These loans carry a term of four to seven months, with a series of equal installment payments, including principal amortization, due monthly, semi-monthly or on the customer’s paydays. Total interest and fees on these loans vary in accordance with state law and loan terms, but over the entire loan term, total approximately 45% to 175% of the original principal amount of the loan. Multiple-payment loan principal amounts range from $100 to $3,500, but average approximately $550.
At September 30, 2014, 437 of our U.S. financial services stores and two of our U.S. pawn stores offered auto title loans or, in Texas, credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $50 to $20,000, but average about $1,200. We earn a fee of 9% to 30% of auto title loan amounts. In Texas, we assist customers in obtaining multiple-payment auto title loans from unaffiliated lenders. These loans typically carry terms of five months with up to ten equal installments. Principal amounts range from $150 to $10,000, but average about $1,200; and we earn a fee of 45% to 150% of the initial loan amount.
In Mexico, Grupo Finmart offers multiple-payment consumer loans with typical annual yields of approximately 72% and collects interest and principal through payroll deductions. The average loan is approximately $1,600 with a term of 31 months.
International Growth
Within our Mexican consumer loan business, we anticipate Grupo Finmart will continue to sign new contracts with federal, state and local governments as well as further penetrate the existing contracts. As of September 30, 2014, our lending penetration into the booked contracts was approximately 4%, which indicates further growth opportunities. In addition, we are seeking to diversify our product offerings to this customer base. We expect to continue to obtain local financing to fund Grupo Finmart’s lending growth and expect that financing will continue to be non-recourse to EZCORP.
We intend to continue to open new stores in our Mexican pawn business, but will adjust growth from time-to-time to conform to near-term market conditions. The Mexican pawn environment has mirrored the U.S. pawn environment as gold prices have dropped and the industry has seen a shift from gold and jewelry pawn activity to general merchandise pawn activity. We intend to secure local financing for our Mexican pawn growth.
We also plan to open more buy/sell stores in Mexico over time. As of September 30, 2014, we operated 19 buy/sell stores within the Mexico market. We intend to finance this planned growth using cash flow generated from our Mexican operations, as well as local financing.
Acquisitions
On November 1, 2012, we acquired a 51% interest in Renueva Comercial S.A.P. I. de C.V., a company headquartered in Mexico City and doing business under the name “TUYO,” for approximately $1.1 million. On January 1, 2014, we acquired an additional 8% interest in TUYO for $1.1 million, increasing our ownership percentage to 59%. As of September 30, 2014, TUYO owned and operated 19 buy/sell stores in Mexico City and the surrounding metropolitan area.
On November 20, 2012, we entered into a definitive agreement with Go Cash, LLC and certain of its affiliates ("Go Cash") to acquire substantially all the assets of Go Cash's online lending business. This acquisition of assets was completed on December 20, 2012. The total purchase price was performance-based, to be determined over a period of four years following the closing. A total consideration of $55.6 million will be paid. On September 30, 2014, our Board of Directors, on management’s recommendation, approved a plan to exit the Company’s online lending business in the U.S. The plan includes discontinuing the Company’s online lending business in the U.S. (referred to as “EZOnline”) and terminating the employment of the employees related to that business.
On April 26, 2013, Grupo Finmart, our majority owned subsidiary, purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company. The total purchase price is performance-based and will be determined over a period of four years. A minimum of $3.5 million will be paid.
On June 30, 2013 and November 29, 2013, Grupo Finmart purchased consumer loan portfolios for total consideration of approximately $1.3 million and $15.9 million, respectively. The total purchase prices are performance-based and will be determined over the life of the loan portfolios.
During fiscal 2013, we acquired 12 pawn locations in Arizona, which was a new state of operation for us. The results of all acquired stores and businesses have been consolidated with our results since their acquisition.
Other
The results for the fiscal years ended September 30, 2014 and 2013 include pre-tax other-than-temporary impairment charges of $7.9 million and $42.5 million respectively, related to our investment in Albemarle & Bond. The results for the fiscal year ended September 30, 2013 includes a pre-tax other-than-temporary impairment charge of $2.1 million related to available-for-sale securities. The income tax expense for the fiscal years ended September 30, 2014 and 2013 reflects a tax benefit of $2.5 million and $12.3 million, respectively, related to these charges.
For a discussion of discontinued operations and restructuring charges, see Note 2 to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”
Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, loan loss allowances, long-lived and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe to be reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions. We believe the following critical accounting policies and estimates could have a significant impact on our results of operations. Refer to Note 1 to our consolidated financial statements included in “Part II — Item 8 — Financial Statements and Supplemental Data” for a more complete review of other accounting policies and estimates used in the preparation of our consolidated financial statements.

Consolidation
The consolidated financial statements include the accounts of EZCORP, Inc. and our controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We own 76% of the outstanding equity interests in Grupo Finmart and 59% in TUYO and, therefore, include their results in our consolidated financial statements. We account for our investment in Cash Converters International Limited using the equity method.
Pawn Loan and Sales Revenue Recognition
We record pawn service charges using the interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following two months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or market value of the property. We record sales revenue and the related cost when this inventory is sold, or when we receive the final payment on a layaway sale. Sales tax collected on the sale of inventory is excluded from the amount recognized as sales and instead recorded as a liability in “Accounts payable and other accrued expenses” in our consolidated balance sheets until remitted to the appropriate governmental authorities.
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
Revenue Recognition
Unsecured Consumer Loan Credit Service Fees — We earn credit service fees when we assist customers in obtaining unsecured loans from unaffiliated lenders. We initially defer recognition of a portion of the fees we expect to collect and recognize that deferred net amount over the life of the related loans. We reserve the percentage of credit service fees we expect not to collect. Fees related to defaulted loans increase credit service fee revenue upon collection. Unsecured loan credit service fee revenue is included in “Consumer loan fees and interest” in our consolidated statements of operations.
Unsecured Consumer Loan Revenue — We accrue fees and interest in accordance with state and Canadian provincial laws on the percentage of unsecured loans (single-payment and multiple-payment) we have made that we believe to be collectible. Accrued fees related to defaulted loans reduce fee revenue upon loan default and increase fee revenue upon collection. Unsecured loan revenue is included in “Consumer loan fees and interest” in our consolidated statements of operations.
Long-term Unsecured Consumer Loan Revenue — Grupo Finmart customers obtain installment loans with a series of payments due over as long as a four-year period. We recognize consumer loan interest related to loans we originate based on the percentage of consumer loans made that we believe to be collectible. We recognize interest revenue ratably over the life of the related loans. We reserve the percentage of interest we expect not to collect. Interest related to defaulted loans increase consumer loan fee revenue upon collection. Long-term unsecured consumer loan revenue is included in “Consumer loan fees and interest” in our consolidated statements of operations. Incremental direct costs incurred (commissions) are capitalized and deferred ratably over the life of the loans. Amortization of these costs is included in “Operations” expense in our consolidated statements of operations.
Auto Title Loan Credit Service Fee Revenue — We earn auto title credit service fees when we assist customers in obtaining auto title loans from unaffiliated lenders. We recognize the fee revenue ratably over the life of the loan, and reserve the percentage of fees we expect not to collect. Auto title loan credit service fee revenue is included in “Consumer loan fees and interest” in our consolidated statements of operations.
Auto Title Loan Revenue — We accrue fees in accordance with state laws on the percentage of auto title loans we have made that we believe to be collectible. We recognize the fee revenue ratably over the life of the loan. Auto title loan revenue is included in “Consumer loan fees and interest” in our consolidated statements of operations.

Bad Debt and Allowance for Losses
Unsecured Consumer Loan Credit Service Bad Debt — We issue letters of credit to enhance the creditworthiness of our customers seeking unsecured loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to the lenders by the borrowers plus any insufficient funds fees. Although amounts paid under letters of credit may be collected later, we charge those amounts to consumer loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery. We record the proceeds from such sales as a reduction of bad debt at the time of the sale. Unsecured consumer loan credit service bad debt is included in "Consumer loan bad debt" in our consolidated statements of operations.
The majority of our credit service customers obtain short-term unsecured loans with a single maturity date. These short-term loans, with terms averaging about 20 days, are considered defaulted if they have not been repaid or renewed by the maturity date. Other credit service customers obtain multiple-payment loans with a series of payments due over as much as a seven-month period. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted.
Allowance for Losses on Unsecured Consumer Loan Credit Services — We provide an allowance for losses we expect to incur under letters of credit for brokered unsecured loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest, insufficient funds fees, net of the amounts we expect to collect from borrowers (collectively, “Expected LOC Losses”). Changes in the allowance are charged to consumer loan bad debt in our consolidated statements of operations. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” in our consolidated balance sheets. Based on the expected loss and collection percentages, we also provide an allowance for the unsecured loan credit service fees we expect not to collect, and charge changes in this allowance to consumer loan fee revenue, which is included in "Consumer loan fees and interest" in our consolidated statements of operations.
Unsecured Consumer Loan Bad Debt — In general, we consider a single-payment loan defaulted if it has not been repaid or renewed by the maturity date. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of consumer loan bad debt when collected. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery and record the proceeds from such sales as a reduction of bad debt at the time of sale. Unsecured consumer loan bad debt is included in "Consumer loan bad debt" in our consolidated statements of operations.
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
Unsecured Consumer Loan Allowance for Losses — We provide an allowance for losses on unsecured loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to "Consumer loan bad debt" in our consolidated statements of operations. We record changes in the fee receivable valuation allowance to "Consumer loan fees and interest" in our consolidated statements of operations.
Long-Term Unsecured Consumer Loan Bad Debt — Consumer loans made by Grupo Finmart are considered in current status as long as the customer is employed and Grupo Finmart receives payments via payroll withholdings. Loans made to customers no longer employed are considered current if payments are made by the due date. If one payment of a loan is delinquent, that one payment is considered defaulted. If two or more payments are delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, Grupo Finmart charges the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Recoveries of written-off principal are recorded as a reduction of consumer loan bad debt when collected. Long-term unsecured consumer loan bad debt is included in "Consumer loan bad debt" in our consolidated statements of operations.
Long-term unsecured consumer loan bad debt is included in "Consumer loan bad debt" in our consolidated statements of operations.

Long-Term Unsecured Consumer Loan Allowance for Losses — Grupo Finmart provides an allowance for losses on consumer loans that have not yet matured and related fees receivable based on recent loan default experience. Changes in the principal valuation allowance are charged to "Consumer loan bad debt" and changes in the interest receivable valuation allowance are charged to "Consumer loan fees and interest" in our consolidated statements of operations.
Auto Title Loan Credit Services Bad Debt and Allowance for Losses — We issue letters of credit to enhance the creditworthiness of our customers seeking auto title loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, all amounts owed to the lenders by the borrowers, including loan principal, accrued interest and insufficient funds fees. Through a charge to auto title loan bad debt, we provide an allowance for losses we expect to incur under letters of credit for brokered auto title loans, and record actual charge-offs against this allowance. The allowance includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest, net of the amounts we expect to collect from borrowers or through the sale of repossessed vehicles. We include the allowance for expected losses in “Accounts payable and other accrued expenses” in our consolidated balance sheets.
Auto Title Loan Bad Debt and Allowance for Losses — Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans and related fees receivable. We charge any increases in the principal valuation allowance to consumer loan bad debt and charge uncollectable loans against this allowance. We record changes in the fee receivable valuation allowance to "Consumer loan fees and interest" in our consolidated statements of operations.
Transfer of Financial Assets
In accordance with FASB ASC 860-10-40-5, transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, or the ability to unilaterally cause the holder to return specific assets.
The sales price net of the carrying amount of the loan portfolio is recorded as revenue in “Consumer loan sales and other revenue” in our consolidated statements of operations. The accelerated commission and other related expenses are recorded in “Operations” expense in our consolidated statements of operations. The proceeds of the loan portfolio sales are reflected as investing activities in the Company's consolidated statements of cash flows, as they were not specifically originated for resale.
Inventory and Cost of Goods Sold
If a pawn loan is not redeemed, we record the forfeited collateral at cost (the principal amount of the pawn loan) in "Inventory, net" in our consolidated balance sheets. We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized.
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
Goodwill and Other Intangible Assets
Goodwill and other intangible assets having indefinite lives are not subject to amortization. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350-20-35 Goodwill — Subsequent Measurement, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill.
We perform our impairment analysis utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. A reporting unit is the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We have determined that our reporting units are the same as our operating segments. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 16% to 21%. Changes in the economic conditions or regulatory environment could negatively affect our key assumptions.
We completed our annual assessment of goodwill and indefinite lived intangible assets as of September 30, 2014 and determined that no material impairment existed at that date other than that due to discontinued operations and described below. In conjunction with discontinued operations, we recognized impairment of goodwill and other intangible assets for the U.S. & Canada and Other International reporting units at September 30, 2014. For additional information, see Notes 2 and 7 to the Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplementary Data.”
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
Acquisitions
We adopted FASB ASC 805-10-65 Business Combinations — Revised on October 1, 2009, and have applied it prospectively to all business acquisitions completed since that date. In accordance with FASB ASC 805-10-65 Business Combinations — Revised, we allocate the total acquisition price to the fair value of assets and liabilities acquired and immediately expense transaction costs that would have been included in the purchase price allocation under previous accounting standards.
Foreign Currency Translation
Our equity investment in Cash Converters International is translated from Australian dollars into U.S. dollars at the exchange rates as of the investee’s balance sheet date of June 30. The related interest in the investee’s net income is translated at the average exchange rate for each six-month period reported by the investee. The functional currency of Empeño Fácil, our wholly owned subsidiary, Grupo Finmart, our 76% owned subsidiary, and TUYO, our 59% owned subsidiary, is the Mexican peso. The functional currency of our wholly owned foreign subsidiary in Canada is the Canadian dollar. Our foreign subsidiaries' balance sheet accounts are translated from their respective functional currencies into U.S. dollars at the exchange rate at the end of each quarter, and their earnings are translated into U.S. dollars at the average exchange rate each quarter. We present resulting translation adjustments as a separate component of stockholders’ equity. Foreign currency transaction gains and losses have not been significant, and are reported as “Other (income) expense” in our statements of operations.
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
Stock Compensation
We account for stock compensation in accordance with the fair value recognition provisions of FASB ASC 718-10-25 Compensation — Stock Compensation. The fair value of restricted shares is measured at the closing market price of our stock on the date of grant, which is amortized over the vesting period for each grant. When we grant options, our policy is to estimate the grant-date fair value of the options using the Black-Scholes-Merton option-pricing model and amortize that fair value to compensation expense on a ratable basis over the options’ vesting periods for both cliff vesting and pro-rata vesting grants.
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

Results of Operations
Fiscal 2014 Compared to Fiscal 2013
The following discussion compares our results of operations for the year ended September 30, 2014 to the year ended September 30, 2013. It should be read with the accompanying consolidated financial statements and related notes.
In fiscal 2014, consolidated total revenues increased 1%, or $8.4 million, to $988.5 million, compared to the prior year. Same store total revenues decreased $17.1 million, or 2%, and new stores net of closed stores contributed $25.5 million. Income from continuing operations before taxes decreased 29% to $72.7 million from $102.5 million in the prior year. Loss from discontinued operations, net of tax, increased $59.0 million to $93.4 million. Excluding goodwill and termination costs, loss from discontinued operations before taxes decreased $1.9 million to $14.3 million. Net income attributable to noncontrolling interest decreased $0.1 million, or 3%. Net income attributable to EZCORP decreased $79.8 million, resulting in a loss of $45.7 million in fiscal 2014.
During the fourth quarter of fiscal 2014, as part of our new strategy to concentrate on an integrated, customer-centric financial services model that is focused on our core businesses of pawn and unsecured lending, we implemented a plan to exit our online lending businesses in the United States and the United Kingdom. During the fourth quarter of fiscal 2014, we conducted a company-wide operational review to realign our organization to streamline operations and create synergies and efficiencies. The operational review resulted in the reduction of non-customer-facing overhead. These organizational actions are expected to generate a sustainable improvement to net income of approximately $9.0 million annually, after the reinvestment of some of the savings in existing stores.

Summary Financial Data
The following table presents summary consolidated financial data for fiscal 2014 and 2013:

	Fiscal Year Ended September 30,		Percentage Change
	2014	2013
	(in thousands)
Revenues:
Merchandise sales	$387,331	$368,766	5%
Jewelry scrapping sales	96,243	131,702	(27)%
Pawn service charges	248,378	251,354	(1)%
Consumer loan fees and interest	219,535	219,752	—%
Consumer loan sales and other revenues	37,045	8,547	333%
Total revenues	988,532	980,121	1%
Merchandise cost of goods sold	247,393	218,617	13%
Jewelry scrapping cost of goods sold	72,836	96,133	(24)%
Consumer loan bad debt	53,206	40,667	31%
Net revenues	615,097	624,704	(2)%
Income from continuing operations, net of tax	51,894	72,877	(29)%
Loss from discontinued operations, net of tax	(93,426)	(34,452)	171%
Net (loss) income	(41,532)	38,425	(208)%
Net income from continuing operations attributable to redeemable noncontrolling interest	4,208	4,424	(5)%
Net loss from discontinued operations attributable to redeemable noncontrolling interest	—	(76)	(100)%
Net (loss) income attributable to EZCORP, Inc.	$(45,740)	$34,077	(234)%

Net earning assets:
Pawn loans	$162,444	$156,637	4%
Consumer loans, net	67,594	64,683	5%
Inventory, net	139,419	145,200	(4)%
Non-current consumer loans, net	40,442	70,294	(42)%
Consumer loans outstanding with unaffiliated lenders (1)	22,553	29,171	(23)%
Total net earning assets	$432,452	$465,985	(7)%

(1)	CSO loans are not recorded in our consolidated balance sheets.
In fiscal 2014, net income from continuing operations attributable to EZCORP was $47.7 million compared to $68.5 million during prior year. This $20.8 million decrease is primarily due to a $9.6 million decrease in net revenues mostly due to a decrease in merchandise and scrap sales gross profit and an increase in consumer loan bad debt, offset by an increase in consumer loan sales and other revenues, and a $43.9 million increase in operating expenses, partially offset by a $23.8 million decrease in non-operating expenses and a $8.8 million decrease in income tax expense.
Total revenues for fiscal 2014 were $988.5 million compared to $980.1 million in the prior year. Excluding jewelry scrapping sales, total revenues increased $43.9 million, or 5%, driven by increased merchandise sales and consumer loan fee growth in the United States and Latin America, and Grupo Finmart’s structured asset sales.
Total operating expenses increased by $43.9 million, or 9% from the prior year. This increase is due to:

•
A $31.0 million increase in operations expense primarily due to a $19.8 million increase in labor, benefits and bonuses driven by commissions on new loan originations at Grupo Finmart, a $3.9 million increase in rent due primarily to operating costs at new and acquired stores opened during fiscal 2013 and 2014 and a $4.1 million increase in other and professional fees;

•
A $9.3 million increase in administrative expense primarily due to discretionary bonuses awarded in November 2013, the one-time retirement benefit for our long-time Executive Chairman of $8.0 million, and the one-time charges relating to reorganization and outsourcing of our internal audit department to a global advisory services firm;

•	A $3.9 million increase in depreciation and amortization expenses due to assets placed in service as we continue to invest in the infrastructure to support our growth; and

•	A $6.7 million one-time restructuring charge; partially offset by

•	A $7.0 million gain on sale or disposal of assets, primarily due to the sale of seven U.S. pawn stores.
Total non-operating expenses decreased by $23.8 million, or 50% from the prior year. This decrease is primarily due to:

•
Significantly less impairment of investment charges during the current fiscal year. During the current fiscal year, we adjusted our remaining investment in Albemarle & Bond down to zero, resulting in a $7.9 million write-off before tax, compared to a $44.6 million write-off in the prior fiscal year; partially offset by

•	A $7.7 million increase in interest expense, net primarily due to a higher weighted average debt outstanding as compared to the prior year; and

•
A $5.9 million decrease in our equity in the net income of unconsolidated affiliates primarily due to a profit decline at Cash Converters International attributable to an interest rate cap commencing in Australia on July 1, 2013, which impacted both margins and volumes. The decrease in Cash Converters International financial service operations was partially offset by increases in profitability of store and franchise operations. Income from unconsolidated affiliates was also impacted due to Albemarle & Bond no longer reporting any earnings.

Net earning assets, including our CSO loans, were $432.5 million at year-end, an overall decrease of 7% from the prior year. This was primarily a result of a 42% and 23% decrease in net non-current consumer loans and consumer loans outstanding with unaffiliated lenders, respectively, as a result of the sale of Grupo Finmart portfolios during fiscal 2014 and regulatory changes in Texas. Furthermore, inventory decreased by 4% from the prior year due to our efforts to drive increased turnover. These decreases were partially offset by a 4% and 5% increase in pawn loans and net consumer loans, respectively.

U.S. & Canada
The following table presents selected financial data from continuing operations for the U.S. & Canada segment:

	Fiscal Year Ended September 30,
	2014	2013
	(dollars in thousands)
Revenues:
Merchandise sales	$327,720	$310,521
Jewelry scrapping sales	89,941	123,162
Pawn service charges	217,891	221,775
Consumer loan fees and interest	165,397	169,291
Consumer loan sales and other revenues	2,082	3,811
Total revenues	803,031	828,560
Merchandise cost of goods sold	205,349	183,147
Jewelry scrapping cost of goods sold	67,029	88,637
Consumer loan bad debt	46,339	40,780
Net revenues	484,314	515,996
Segment expenses (income):
Operations	335,881	325,795
Depreciation	17,265	15,814
Amortization	399	393
(Gain) loss on sale or disposal of assets	(6,620)	209
Interest (income) expense, net	(16)	16
Other income	(5)	(3)
Segment contribution	$137,410	$173,772
Other data:
Gross margin on merchandise sales	37%	41%
Gross margin on jewelry scrapping sales	25%	28%
Gross margin on total sales	35%	37%
Net earning assets - continuing operations	$308,117	$315,086
Average pawn loan balance per pawn store at period end	$295	$285
Average yield on pawn loan portfolio (a)	161%	161%
Pawn loan redemption rate	83%	83%
Consumer loan bad debt as a percentage of consumer loan fees	28%	24%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The U.S. & Canada segment total revenues decreased $25.5 million, or 3%, from the prior year to $803.0 million. Same store total revenues decreased $43.4 million, or 5%, and new stores net of closed stores contributed $17.9 million. The overall decrease in total revenues was primarily due to a $33.2 million decrease in jewelry scrapping sales. Excluding jewelry scrapping sales, total revenues increased $7.7 million, or 1%. The increase consisted of a $17.2 million increase in merchandise sales, offset by a $3.9 million decrease in pawn service charges and a $5.6 million decrease in consumer loan fees and interest and consumer loan sales and other revenues. In fiscal 2014, we opened 25 de novo locations bringing our total number of stores in the U.S. & Canada segment to 1,044.
Fiscal 2014 pawn service charge revenue decreased $3.9 million, or 2%, from the prior year to $217.9 million. The overall decrease in pawn service charge revenue was primarily due to an average pawn loan balance decrease of 2% from the prior year, while the average yield remained flat at 161%.
Fiscal 2014 merchandise sales increased $17.1 million, or 6%, primarily due to an increase in jewelry sales. The increase in jewelry sales was due to a shift in strategy to retailing jewelry rather than scrapping it. Merchandise sales gross profit decreased

$5.0 million, or 4%, from the prior year to $122.4 million. The decrease in gross profit was primarily due to an increase in cost of goods sold as a result of an increase in online sales fees and an increase in our inventory reserve due to declining gold prices. Inventory turned 2.3 times as compared to 2.6 times for the prior fiscal year.
Gross profit on jewelry scrapping sales decreased $11.6 million, or 34%, from the prior year to $22.9 million. Jewelry scrapping revenues decreased $33.2 million, or 27%, primarily due to a 17% decrease in proceeds realized per gram of gold jewelry scrapped, coupled with a 17% decrease in gold volume. Same store jewelry scrapping sales decreased $38.6 million, or 31%, and new and acquired stores contributed $5.4 million. Jewelry scrapping sales include the sale of approximately $12.1 million of loose diamonds removed from scrap jewelry in fiscal 2014 and $11.3 million in the prior year. As a result of the decrease in volume, scrap cost of goods decreased $21.6 million, or 24%.
Fiscal 2014 consumer loan fees and interest decreased $3.9 million, or 2%, from the prior year to $165.4 million, despite a 5% increase in the average consumer loans outstanding during the period to $46.3 million. Total consumer loan bad debt increased $5.6 million, or 14%, from the prior year to $46.3 million. The overall decrease in consumer loan fees was primarily due to the introduction of lower-yielding products in Texas ordinance cities and higher duration products attributable to new customers acquired which generated higher-than-anticipated bad debt. Total U.S. & Canada segment expenses increased to $346.9 million (43% of revenues) in fiscal 2014 from $342.2 million (41% of revenues) in the prior year. Operations expense increased $10.1 million, or 3%, primarily due to a $7.0 million increase in labor and benefits, and a $3.2 million increase in rent, partially offset by a slight decrease in other operating expenses. Depreciation and amortization increased $1.5 million, or 9%, from the prior year to $17.7 million, primarily due to assets placed in service at new stores. (Gain) or loss on sale of disposal of assets was $6.6 million in fiscal 2014, an increase of $6.8 million from the prior year due primarily to the gain realized on sale of seven U.S. pawn stores (three in Louisiana, two in Mississippi, one in Alabama and one in Florida).
In fiscal 2014, the U.S. & Canada segment delivered a contribution of $137.4 million, a $36.4 million, or 21%, decrease compared to the prior year. For fiscal 2014, the U.S. & Canada segment contribution represented 81% of consolidated segment contribution compared to 82% in the prior year, excluding impairment expense in the Other International segment.

Latin America
The following table presents selected financial data from continuing operations for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Fiscal Year Ended September 30,
	2014	2013
	(dollars in thousands)
Revenues:
Merchandise sales	$59,611	$58,245
Jewelry scrapping sales	6,302	8,540
Pawn service charges	30,487	29,579
Consumer loan fees and interest	54,138	50,461
Consumer loan sales and other revenues	34,963	3,197
Total revenues	185,501	150,022
Merchandise cost of goods sold	42,044	35,470
Jewelry scrapping cost of goods sold	5,807	7,496
Consumer loan bad debt (benefit)	6,867	(113)
Net revenues	130,783	107,169
Segment expenses (income):
Operations	84,469	62,496
Depreciation	5,873	5,222
Amortization	2,004	1,711
Loss on sale or disposal of assets	27	17
Interest expense, net	15,243	11,279
Other income	(2,274)	(218)
Segment contribution	$25,441	$26,662
Other data:
Gross margin on merchandise sales	29%	39%
Gross margin on jewelry scrapping sales	8%	12%
Gross margin on total sales	27%	36%
Net earning assets - continuing operations	$123,786	$135,891
Average pawn loan balance per pawn store at period end	$71	$57
Average yield on pawn loan portfolio (a)	197%	191%
Pawn loan redemption rate	77%	75%
Consumer loan bad debt expense as a percentage of consumer loan fees and interest	13%	—%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America's results from Mexican pesos to U.S. dollars was 13.1 to 1, which was 3% higher than the prior year's rate of 12.7 to 1. In fiscal 2014, we opened six de novo locations bringing our total number of stores in the Latin America segment to 314, operating under the brands Crediamigo, Adex, Empeño Fácil and TUYO.
The Latin America segment's total revenues increased $35.5 million, or 24%, in fiscal 2014 to $185.5 million. Same store total revenues increased $27.7 million, or 18%, and new stores contributed $7.8 million. The overall increase in total revenues was due to a $31.8 million increase in consumer loan sales and other revenues, a $3.6 million increase in consumer loan fees and interest, a $1.4 million increase in merchandise sales and a $0.9 million increase in pawn service charges, partially offset by a $2.2 million decrease in jewelry scrapping sales.

The Latin America segment's pawn service charge revenues increased $0.9 million, or 3%, in fiscal 2014 to $30.5 million. The total increase was primarily due to a slight increase in the average outstanding pawn loan balance during the period, in addition to a 6.0 percentage point increase in the average pawn yield.
Merchandise sales gross profit decreased $5.2 million, or 23%, from the prior year to $17.6 million. The decrease was primarily due to a $3.2 million, or 5%, same store sales decrease, partially offset by a $4.5 million increase in contribution from new stores. Gross margins decreased 10% percentage points to 29% primarily due to an increase in merchandise cost of goods sold. The increase in merchandise cost of goods sold is due inventory write-downs in order to move aged inventory in addition to an increase in our inventory reserve as a result of increases in aged merchandise. Inventory turned 2.3 times as compared to 2.5 times for the prior fiscal year.
Gross profit on jewelry scrapping sales decreased $0.5 million, or 53%, from the prior year to $0.5 million. Jewelry scrapping revenues decreased $2.2 million, or 26%, in fiscal 2014, to $6.3 million. The decrease was primarily due to a 10% decrease in proceeds realized per gram of gold jewelry scrapped coupled with a 10% decrease in gold volume processed. Same store jewelry scrapping sales decreased $2.8 million, or 33%, and new and acquired stores contributed $0.6 million. Scrap cost of goods decreased $1.7 million, or 23%, due to the decrease in volume.
Consumer loan fees and interest increased $3.7 million, or 7%, from the prior year to $54.1 million. The increase is primarily due to a 19% increase in the average outstanding consumer loan balance during the period. The increase in the loan balance is due to a 30% increase in loan originations as a result of higher penetration on existing contracts with government entities, coupled with the addition of new contracts in fiscal 2014.
Consumer loan sales and other revenues increased $31.8 million from the prior year to $35.0 million. The increase is primarily a result of several structured asset sales of consumer loan portfolios by Grupo Finmart for total consideration of $117.4 million. As part of these transactions, we recorded revenues of $33.0 million, partially offset by commission and other related expenses. Grupo Finmart began using structured asset sales in the first quarter of fiscal 2014. As a result, Grupo Finmart operates as a distributor, while continuing to service customer loans. Grupo Finmart will continue to grow the loan portfolio as well as sell a portion of the portfolio on a regular basis. Grupo Finmart expects to sell approximately 60% of the portfolio during fiscal 2015. The hybrid approach is an important competitive advantage for the business that allows for maximum flexibility, healthy diversification in funding sources and consistent availability of capital for growth.
Total consumer loan bad debt increased $7.0 million, from the prior year to $6.9 million. The increase is primarily due to an increase in bad debt reserves after a government agency offered early retirement to its workers, which increased the number of loans outside of the automatic payroll deduction system.
Total Latin America segment expenses increased to $105.3 million (57% of revenues) in fiscal 2014 from $80.5 million (54% of revenues) in the prior year. The increase was due to a $22.0 million, or 35%, increase in operations expenses due to:

•	An overall increase in commissions of $12.9 million attributable to new loan originations at Grupo Finmart and accelerated commissions due to the sale of Grupo Finmart loan portfolios in fiscal 2014;

•	A $3.4 million increase in professional fees including legal, accounting and consulting services to support our Latin America operations;

•
A $3.1 million increase in other operating expenses due to the full year inclusion of stores opened during fiscal 2013 in addition to stores opened during fiscal 2014 and increases in costs at Grupo Finmart; and

•	A $1.0 million, $0.7 million and $0.9 million increase in advertising, rent and general taxes, respectively.
Depreciation and amortization increased $0.9 million from the prior year to $7.9 million, primarily due to depreciation of assets placed in service at new stores.
The $4.0 million increase in interest expense was due to a higher weighted average debt outstanding as compared to the prior year, partially offset by a decrease in the weighted average rate on Grupo Finmart's third party debt to 9% from 11% in the prior year on outstanding debt of $144.4 million at September 30, 2014.
In fiscal 2014, the $23.6 million increase in net revenues was offset by a $24.8 million increase in segment expenses, resulting in a $1.2 million decrease in contribution for the Latin America segment from the prior year. For fiscal 2014, the Latin America segment contribution remained at 16% of consolidated segment contribution as compared to the prior year.

Other International
The following table presents selected financial data from continuing operations for the Other International segment:

	Fiscal Year Ended September 30,
	2014	2013
	(dollars in thousands)
Revenues:
Consumer loan sales and other revenues	$—	$1,539
Total revenues	—	1,539
Segment expenses (income):
Operations	—	1,095
Equity in net income of unconsolidated affiliates	(5,948)	(11,878)
Impairment of investments	7,940	44,598
Other expense	115	153
Segment loss	$(2,107)	$(32,429)
Our equity in the net income of unconsolidated affiliates decreased $5.9 million, or 50%, from the prior year to $5.9 million. The decrease was due to a $2.5 million, or 26%, decrease from Cash Converters International and a $3.4 million decrease due to Albemarle & Bond no longer reporting any earnings. The decrease in Cash Converters International was due to an interest rate cap commencing in Australia on July 1, 2013, which impacted both margins and volumes. The decrease in Cash Converters International financial services operations was partially offset by increases in profitability of store and franchise operations.
Other Items
The following table reconciles our consolidated segment contribution discussed above to net (loss) income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,
	2014	2013
	(dollars in thousands)
Segment contribution	$160,744	$168,005
Corporate expenses (income):
Administrative	61,819	52,474
Depreciation	6,663	6,822
Amortization	3,072	1,381
Loss on sale or disposal of assets	964	1,133
Interest expense, net	7,605	3,873
Restructuring	6,664	—
Other expense (income)	1,257	(137)
Income from continuing operations before income taxes	72,700	102,459
Income tax expense	20,806	29,582
Income from continuing operations, net of tax	51,894	72,877
Loss from discontinued operations, net of tax	(93,426)	(34,452)
Net (loss) income	(41,532)	38,425
Net income from continuing operations attributable to redeemable noncontrolling interest	4,208	4,424
Net loss from discontinued operations attributable to redeemable noncontrolling interest	—	(76)
Net (loss) income attributable to EZCORP, Inc.	$(45,740)	$34,077
Total corporate expenses increased $22.5 million to $88.0 million. The increase was due primarily to a $9.3 million increase in administrative expenses, a $1.5 million increase in depreciation and amortization, a $3.7 million increase in interest expense, and a $6.7 million restructuring charge.

The increase in administrative expenses was primarily due to a one-time retirement benefit for our long-time Executive Chairman of $8.0 million in addition to discretionary bonuses awarded in November 2013.
The increase in depreciation and amortization was primarily due to assets placed in service as part of our multi-year information technology plan.
In fiscal 2014, we strengthened our financial flexibility by raising $230 million through a private convertible debt offering, which enabled us to repay all outstanding borrowings under the senior secured credit agreement. Interest expense increased $3.7 million, or 96%, due to significantly higher average debt outstanding in addition to the accelerated amortization of $0.7 million of deferred financing costs related to our senior secured credit agreement and $2.1 million of debt discount amortization.
If fiscal 2014, we announced a restructuring plan aimed to align our organization with our core business objective, which is to provide efficient, effective and economical instant cash solutions for our customers. During the year we reduced the non-customer-facing overhead structure in all of our businesses in order to streamline operations and create synergies and efficiencies. Due to the reorganization plan, we incurred $6.7 million in restructuring charges.
Consolidated income from continuing operations before income taxes decreased $29.8 million, or 29%, to $72.7 million. The overall decrease was due to decreases in contribution of $36.4 million and $1.2 million from the U.S. & Canada and Latin America segments, respectively, and a $22.5 million increase in corporate expenses, partially offset by a $30.3 million decrease in segment loss from the Other International segment.
In fiscal 2014, income tax expense decreased $8.8 million, or 30%, to $20.8 million. The fiscal 2014 effective tax rate remained at 29%.
In fiscal 2014, we announced our exit from the online lending markets in the U.S. and the U.K. As a result, we incurred $103.1 million in termination costs from our discontinued operations. This amount includes $84.2 million in goodwill impairment charges, $11.8 million in long-lived assets impairments, $7.6 million of estimated costs related to regulatory compliance, employee severance and accelerated amortization of prepaid expenses and other assets, $2.9 million in asset write-downs to liquidation value and $1.5 million in lease termination costs, partially offset by a $4.8 million reversal of contingent consideration payable. Additionally, in fiscal 2014, operational losses from discontinued operations decreased $1.9 million, or 11%, to $14.3 million and the income tax benefit due to discontinued operations increased $16.1 million to $20.1 million. As a result loss from discontinued operations increased $59.0 million to $93.4 million.
During fiscal 2014 net income attributable to EZCORP, Inc. decreased $79.8 million, resulting in a loss of $45.7 million.
Fiscal 2013 Compared to Fiscal 2012
The following discussion compares our results of operations for the year ended September 30, 2013 to the year ended September 30, 2012. It should be read with the accompanying consolidated financial statements and related notes.

The following table presents summary consolidated financial data for our fiscal 2013 and 2012:

	Fiscal Year Ended September 30,		Percentage Change
	2013	2012
	(in thousands)
Revenues:
Merchandise sales	$368,766	$333,064	11%
Jewelry scrapping sales	131,702	202,481	(35)%
Pawn service charges	251,354	233,538	8%
Consumer loan fees and interest	219,752	190,746	15%
Consumer loan sales and other revenues	8,547	4,673	83%
Total revenues	980,121	964,502	2%
Merchandise cost of goods sold	218,617	190,637	15%
Jewelry scrapping cost of goods sold	96,133	130,715	(26)%
Consumer loan bad debt	40,667	35,639	14%
Net revenues	624,704	607,511	3%
Income from continuing operations, net of tax	72,877	155,920	(53)%
Loss from discontinued operations, net of tax	(34,452)	(5,343)	545%
Net income	38,425	150,577	(74)%
Net income from continuing operations attributable to redeemable noncontrolling interest	4,424	6,722	(34)%
Net (loss) income from discontinued operations attributable to redeemable noncontrolling interest	(76)	147	(152)%
Net income attributable to EZCORP, Inc.	$34,077	$143,708	(76)%

Net earning assets:
Pawn loans	$156,637	$157,648	(1)%
Consumer loans, net	64,683	34,152	89%
Inventory, net	145,200	109,214	33%
Non-current consumer loans, net	70,294	61,997	13%
Consumer loans outstanding with unaffiliated lenders (1)	29,171	25,484	14%
Total net earning assets	$465,985	$388,495	20%

(1)	CSO loans are not recorded in our consolidated balance sheets.
In fiscal 2013, net income from continuing operations attributable to EZCORP was $68.5 million compared to $149.2 million during fiscal 2012. This $80.7 million decrease is attributable to a $36.2 million decrease in jewelry scrapping profit, a $5.0 million increase in consumer loan bad debt, a $74.3 million increase in total operating expenses, a $16.7 million increase in net interest expense, a $5.5 million decrease in equity in net income of unconsolidated affiliates a $44.6 million impairment of investments and a $0.7 million decrease in other income, partially offset by a $29.0 million increase in consumer loan fees and interest, a $17.8 million increase in pawn service charges, a $3.9 million increase in other revenues, a $7.7 million increase in merchandise sales profit, a $41.6 million decrease in income tax expense and a $2.3 million decrease in net income from continuing operations attributable to redeemable noncontrolling interest.
Total fiscal 2013 revenues were $980.1 million compared to $964.5 million in fiscal 2012. Excluding jewelry scrapping sales, total revenues increased $86.4 million, or 11%, driven by consumer loan fees and interest by Grupo Finmart and increases in merchandise sales and pawn service charges in the United States and Mexico.
Total operating expenses increased by $74.3 million, or 19%. This increase is mainly attributable to:

•
A $60.6 million, or 18%, increase in operations expense primarily due to a $31.2 million increase in labor and benefits driven by the increase in store count and commissions on new loan originations at Grupo Finmart, and a $29.4 million increase in other operating expenses driven by the increase in store count and a full year inclusion of Grupo Finmart in fiscal 2013 compared to eight months in fiscal 2012.

•
A $4.6 million, or 10%, increase in administrative expenses including increases in labor, benefits and professional fees associated with supporting accelerated growth of the de novo and international operations.

•	A $7.5 million, or 32%, increase in depreciation and amortization due associated with assets placed in service at new and acquired stores.
Net earning assets, including our CSO loans, were $466.0 million at year-end, an overall increase of 20%. This was primarily a result of an increase in consumer loans at Grupo Finmart and a 33% increase in inventory.
U.S. & Canada
The following table presents selected financial data from continuing operations for the U.S. & Canada segment:

	Fiscal Year Ended September 30,
	2013	2012
	(dollars in thousands)
Revenues:
Merchandise sales	$310,521	$291,497
Jewelry scrapping sales	123,162	191,905
Pawn service charges	221,775	210,601
Consumer loan fees and interest	169,291	163,845
Consumer loan sales and other revenues	3,811	3,381
Total revenues	828,560	861,229
Merchandise cost of goods sold	183,147	168,133
Jewelry scrapping cost of goods sold	88,637	122,604
Consumer loan bad debt	40,780	35,330
Net revenues	515,996	535,162
Segment expenses (income):
Operations	325,795	291,534
Depreciation	15,814	13,075
Amortization	393	567
Loss (gain) on sale or disposal of assets	209	(260)
Interest expense (income), net	16	(3)
Other income	(3)	(647)
Segment contribution	$173,772	$230,896
Other data:
Gross margin on merchandise sales	41%	42%
Gross margin on jewelry scrapping sales	28%	36%
Gross margin on total sales	37%	40%
Average pawn loan balance per pawn store at period end	$285	$295
Average yield on pawn loan portfolio (a)	161%	160%
Pawn loan redemption rate	83%	82%
Consumer loan bad debt as a percentage of consumer loan fees	24%	22%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The U.S. & Canada segment total revenues decreased $32.7 million, or 4%, from the prior year to $828.6 million. Same store total revenues decreased $79.7 million, or 9%, and new and acquired stores net of closed stores contributed $47.0 million. The overall decrease in total revenues was primarily due to a $68.7 million decrease in jewelry scrapping sales. Excluding jewelry scrapping sales, total revenues increased $36.1 million, or 5%. The increase consisted of a $19.0 million increase in merchandise sales, an $11.2 million increase in pawn service charges and a $5.9 million increase in loan fees and other revenues. In fiscal 2013, we acquired 12 pawn stores in the U.S. for $23.1 million and began operations in the state of Arizona. In fiscal 2013, we opened 84 de novo locations bringing our total number of stores in the U.S. & Canada segment to 1,030.

Fiscal 2013 pawn service charge revenue increased 5%, or $11.2 million, from fiscal 2012 to $221.8 million. Same store pawn service charges increased $3.8 million, or 2%, with new and acquired stores net of closed stores contributing $7.4 million. The same store improvement was due to a slight increase in the average yield. The yield improved primarily due to a higher loan redemption rate as we continued to focus on loan values and better qualifying customers to determine those that prefer to sell their merchandise rather than use it as collateral for a loan.
Fiscal 2013 merchandise sales gross profit increased $4.0 million, or 3%, from fiscal 2012 to $127.4 million. This was due to a $3.3 million increase in same store sales and a $15.7 million increase in sales from new and acquired stores net of closed stores, partially offset by a slight decrease in gross margins. The decrease in gross margins was due to a shift in sales mix from jewelry to general merchandise.
Gross profit on jewelry scrapping sales decreased $34.8 million, or 50%, from the prior year to $34.5 million. Jewelry scrapping revenues decreased $68.7 million, or 36%, due to a 4% decrease in proceeds realized per gram of gold jewelry scrapped, coupled with a 35% decrease in gold volume. Same store jewelry scrapping sales decreased $80.3 million, or 42%, and new and acquired stores contributed $11.6 million. Jewelry scrapping sales include the sale of approximately $11.3 million of loose diamonds removed from scrap jewelry in fiscal 2013 and $10.8 million in fiscal 2012. As a result of the decrease in volume, jewelry scrapping cost of goods decreased $34.0 million.
Total segment expenses increased to $342.2 million (41% of revenues) in fiscal 2013 from $304.3 million (35% of revenues) in the prior year. Operations expense increased 12%, or $34.3 million, due to a $13.6 million increase in labor and benefits and a $20.7 million increase in operating costs at new and acquired stores and additional investments made in infrastructure to support our growth. Depreciation and amortization increased 19%, or $2.6 million, from fiscal 2012 to $16.2 million, mainly due to assets placed in service at new and acquired stores.
In fiscal 2013, the U.S. & Canada segment delivered contribution of $173.8 million, a $57.1 million, or 25% decrease compared to fiscal 2012. For fiscal 2013, the U.S. & Canada segment contribution represented 82% of consolidated segment contribution compared to 81% in the prior year, excluding impairment expense in the Other International segment. The U.S & Canada segment has experienced significant challenges related to jewelry merchandise sales and gold scrap sales; however, other elements of the business have continued to show strength, offsetting to a large extent the challenges in the gold and jewelry market.

Latin America
The following table presents selected financial data from continuing operations for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Fiscal Year Ended September 30,
	2013	2012
	(dollars in thousands)
Revenues:
Merchandise sales	$58,245	$41,567
Jewelry scrapping sales	8,540	10,576
Pawn service charges	29,579	22,937
Consumer loan fees and interest	50,461	26,901
Consumer loan sales and other revenues	3,197	1,292
Total revenues	150,022	103,273
Merchandise cost of goods sold	35,470	22,504
Jewelry scrapping cost of goods sold	7,496	8,111
Consumer loan bad debt (benefit)	(113)	309
Net revenues	107,169	72,349
Segment expenses (income):
Operations	62,496	37,259
Depreciation	5,222	3,319
Amortization	1,711	1,370
Loss on sale or disposal of assets	17	12
Interest expense (income), net	11,279	(4,507)
Other income	(218)	(5)
Segment contribution	$26,662	$34,901
Other data:
Gross margin on merchandise sales	39%	46%
Gross margin on jewelry scrapping sales	12%	23%
Gross margin on total sales	36%	41%
Average pawn loan balance per pawn store at period end	$57	$81
Average yield on pawn loan portfolio (a)	191%	198%
Pawn loan redemption rate	75%	76%
Consumer loan bad debt as a percentage of consumer loan fees	—%	1%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America's results from Mexican pesos to U.S. dollars in fiscal 2013 was 12.7 to 1, 5% lower than fiscal 2012's rate of 13.3 to 1. In fiscal 2013, we opened 73 de novo stores, and on November 1, 2012, we acquired a 51% interest in Renueva Comercial S.A. de C.V., a company headquartered in Mexico City and doing business under the name "TUYO." TUYO owns and operates 19 buy/sell stores in Mexico City and the surrounding metropolitan area. At September 30, 2013, the Latin America segment consisted of 312 stores operating under the brands Crediamigo, Adex, Empeño Fácil, and TUYO.
The Latin America segment's total revenues increased $46.7 million, or 45%, in fiscal 2013 to $150.0 million. Same store total revenues increased $11.0 million, or 11%, and new and acquired stores contributed $35.7 million. The overall increase in total revenues was primarily due to the $23.6 million increase in Grupo Finmart consumer loan fees, a $16.7 million increase in merchandise sales, a $6.6 million increase in pawn service charges and a $1.9 million increase in consumer loan sales and other revenues, partially offset by a $2.0 million decrease in jewelry scrapping sales.

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
Merchandise sales gross profit increased $3.7 million, or 19%, from fiscal 2012 to $22.8 million. The increase was due to a $4.0 million, or 10%, same store sales increase and a $12.6 million increase in sales from new and acquired stores, partially offset by a 6.8 percentage point decrease in gross margins to 39%. The decrease in margins was due to a decrease in jewelry sales.
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
In fiscal 2012, the impact of the amortization of consumer loan discount and long-term debt premium totaled $9.3 million, of which $5.6 million was attributable to EZCORP, Inc. with the majority of this amount due to a $15.1 million accelerated amortization of debt premium associated with the refinanced debt at Grupo Finmart.

In fiscal 2013, the $34.8 million greater net revenues were offset by the $43.1 million in segment expenses, resulting in an $8.2 million decrease in contribution for the Latin America segment. Excluding the $9.3 million benefit due to the amortization of consumer loan discount and long-term debt premium in fiscal 2012, segment contribution increased $1.1 million, or 4%. For fiscal 2013, Latin America's segment contribution represents 16% of consolidated segment contribution compared to 12% in fiscal 2012.

Other International
The following table presents selected financial data from continuing operations for the Other International segment:

	Fiscal Year Ended September 30,
	2013	2012
	(dollars in thousands)
Revenues:
Consumer loan sales and other revenues	$1,539	$—
Total revenues	1,539	—

Segment expenses (income):
Operations	1,095	—
Equity in net income of unconsolidated affiliates	(11,878)	(17,400)
Impairment of investments	44,598	—
Other expense (income)	153	(236)
Segment (loss) contribution	$(32,429)	$17,636
In fiscal 2013, the segment's $1.5 million in other revenues represented fees from a consulting agreement with Albemarle & Bond. Under the terms of the agreement we were engaged to assess, identify and implement improvements in their gold and diamond supply chains and labor optimization.
Operations expense of $1.1 million represented costs associated with the Albemarle & Bond consulting agreement and professional fees related to our other international operations.
Our equity in the net income of unconsolidated affiliates decreased $5.5 million, or 32%, from the prior year to $11.9 million. The decrease is due to a prior period adjustment of Cash Converter's earnings, and a significant decrease in Albemarle & Bond's results.
In fiscal 2013, we recorded a $44.6 million impairment of investments. This amount was comprised of a $42.5 million impairment of Albemarle & Bond and a $2.1 million impairment of our investment in available-for-sale securities.
In fiscal 2013, segment contribution from the Other International segment was a $32.4 million loss, a $50.1 million decrease from fiscal 2012.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,
	2013	2012
	(dollars in thousands)
Segment contribution	$168,005	$283,433
Corporate expenses (income):
Administrative	52,474	47,912
Depreciation	6,822	5,457
Amortization	1,381	19
Loss (gain) on sale or disposal of assets	1,133	(1)
Interest expense, net	3,873	2,961
Other income	(137)	—
Income from continuing operations before income taxes	102,459	227,085
Income tax expense	29,582	71,165
Income from continuing operations, net of tax	72,877	155,920
Loss from discontinued operations, net of tax	(34,452)	(5,343)
Net income	38,425	150,577
Net income from continuing operations attributable to redeemable noncontrolling interest	4,424	6,722
Net (loss) income from discontinued operations attributable to redeemable noncontrolling interest	(76)	147
Net income attributable to EZCORP, Inc.	$34,077	$143,708
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
Consolidated income from continuing operations before income taxes decreased $124.6 million, or 55%, to $102.5 million due to a $57.1 million, $8.2 million and $50.1 million decreases in contribution from the U.S. & Canada, Latin America and Other International segments, respectively and a $9.2 million increase in corporate expenses.
In fiscal 2013, income tax expense decreased $41.6 million, or 58%, to $29.6 million. The fiscal 2013 effective tax rate was 29%, compared to 31% in the prior year, the decrease is primarily to restructuring of our legal entities in addition to an increase in the amount of permanently reinvested foreign earnings.
In fiscal 2013, we implemented a plan to close 107 legacy stores in a variety of locations. As a result, we incurred $22.2 million in termination charges recorded as part of loss from discontinued operations. Excluding these one-time charges, pre-tax operational losses from discontinued operations increased $10.7 million. Additionally, the income tax benefit from discontinued operations increased $3.8 million, resulting in a $29.1 million increase in loss from discontinued operations, net of tax.
In fiscal 2013, net income attributable to redeemable noncontrolling interest decreased $2.5 million resulting in $109.6 million, or 76%, decrease in net income attributable to EZCORP, Inc. to $34.1 million.
Liquidity and Capital Resources
In fiscal 2014, our $89.2 million cash flow from operations consisted of (i) net income plus several non-cash items aggregating to $118.2 million, and $5.1 million in cash dividends from our unconsolidated affiliates, net of (ii) $34.1 million of normal, recurring changes in operating assets and liabilities.

In the prior year, our $126.5 million of cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $147.2 million, and $10.6 million in cash dividends from our unconsolidated affiliates, net of (ii) $31.3 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between fiscal 2014 and the prior year are attributable to the increase in operations, administrative, and interest expense, and a decrease in dividends from unconsolidated affiliates, partially offset by an increase in normal, recurring changes in operating assets and liabilities. In fiscal 2014, we increased our loans made over last year by 4% to $959.5 million and loan repayments increased 5% year-over-year to $628.7 million. The $34.8 million of net cash used in investing activities during fiscal 2014 was funded by cash flow from operations, cash on hand, borrowings on our line of credit facility, borrowings from banks and proceeds from issuance of convertible notes. We invested $14.4 million in cash to acquire consumer loan portfolios. Other significant investing activities in the period were $23.0 million in additions of property and equipment in addition to $86.1 million in proceeds from sale of assets, primarily Grupo Finmart loan portfolios. In addition, $84.8 million of loans made in excess of customer loan repayments and the recovery of principal through the sale of forfeited pawn loan collateral contributed to the net cash used in investing activities for the period.
Total debt and capital lease obligations increased 49% over last year to $367.5 million. Of this amount, $223.1 million was recourse to EZCORP and the remaining debt was non-recourse and attributable to our payroll withholding lending business in Mexico (Grupo Finmart).
The net effect of these and other smaller cash flows was a $20.0 million increase in cash on hand, providing a $56.3 million ending cash balance. Of the aforementioned ending cash balance, approximately 26%, or $14.7 million, is held by foreign subsidiaries and is not available to fund domestic operations, as we intend to permanently reinvest earnings from foreign operations.
Below is a summary of our cash needs to meet future aggregate contractual obligations:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations*	$374,239	$12,195	$55,686	$296,440	$9,918
Interest on long-term debt obligations**	61,123	17,349	26,371	17,403	—
Operating lease obligations	237,718	58,421	87,006	43,903	48,388
Capital lease obligations	426	426	—	—	—
Interest on capital lease obligations	17	17	—	—	—
Deferred consideration	15,333	8,595	6,738	—	—
Total	$688,856	$97,003	$175,801	$357,746	$58,306
*Excludes debt premium related to Grupo Finmart and debt discount and convertible feature related to the convertible notes.
**Future interest on long-term obligations calculated on interest rates effective at the balance sheet date.
In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. At September 30, 2014, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $29.5 million. Of that total, $7.8 million was secured by titles to customers’ automobiles. These amounts include principal, interest and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2014, these collectively amounted to $22.8 million.
The operating lease obligations in the table above include expected rent for all our store locations through the end of their current lease terms. Of our 501 U.S. financial services stores, 214 adjoin a pawn store and are covered by the same lease agreement. The lease agreements at approximately 95% of the remaining 287 free-standing U.S. financial services stores contain provisions that limit our exposure for additional rent at these stores to only a few months if laws are enacted that have a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining pawn stores could be re-incorporated into the pawn operations.
We used approximately $119.4 million of net proceeds from the 2.125% Cash Convertible Senior Notes offering, described below, to repay all outstanding borrowings under the senior secured credit agreement and terminated that agreement in June 2014. In June 2014, we issued $200 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the “Convertible Notes”). We granted the initial purchasers the option to purchase up to an additional $30.0 million aggregate principal amount of Convertible Notes. Such option was exercised in full on June 27, 2014, and we issued an additional $30.0 million principal amount of Convertible Notes on July 2, 2014. All of the Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year, commencing on December 15, 2014, and will mature on June 15, 2019 (the "Maturity Date"). Upon conversion or maturity, the Convertible Notes will be settled only in cash (including, in the case of conversion, an amount of cash representing the net value attributable to certain increases in the price of our Class A Non-voting Common Stock).
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
As of September 30, 2014, the Convertible Notes were not convertible because the conversion conditions have not been met. Accordingly, the net balance of the Convertible Notes of $185.7 million is classified as a non-current liability in our consolidated balance sheets as of September 30, 2014.
For an additional description of the Convertible Notes, the conversion terms thereof and the hedges and warrants transactions, see Note 9 in the notes to the consolidated financial statements.
At September 30, 2014, Grupo Finmart's third-party debt (non-recourse to EZCORP) was $144.4 million, with a weighted average interest rate of 9%. Since the acquisition of Grupo Finmart in January 2012, Grupo Finmart's debt has increased $34.7 million, and its weighted average interest rate has decreased 10 percentage points, due to debt refinancing. This refinancing effort was a key assumption in our investment analysis and will result in significantly reduced interest expenses going forward.
In July 2012 Grupo Finmart transferred certain consumer loans to a bankruptcy remote trust in a securitization transaction. The securitization borrowing facility had a maximum capacity of approximately $115.4 million. On February 17, 2014, Grupo Finmart repaid this facility and entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust. At September 30, 2014, $54.0 million was outstanding under the securitization borrowing facility. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The unrestricted cash received from this borrowing in the amount of $35.5 million was primarily used to repay the previous securitization borrowing facility due 2017 and the transaction costs associated with this transaction. The cash proceeds of approximately $20.6 million is restricted primarily for $17.9 million of collection rights on the additional eligible loans from Grupo Finmart, which Grupo Finmart expects to deliver to the trust within the next 12 months, and $2.7 million of interest and trust maintenance costs to be recovered at repayment. The restricted cash proceeds of $17.9 million are recourse to Grupo Finmart unless additional eligible loans are delivered within two year period specified in the agreement. As a result of higher average debt outstanding and greater utilization of our revolver, we have experienced an increase in payments on bank borrowings and revolving line of credit. We expect Grupo Finmart to continue its use of the borrowing facility, in addition to structured sales of assets, and utilize proceeds to fund loan originations, operations and contractual obligations.
We anticipate that cash flow from operations and cash on hand will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the coming year.
At the beginning of the fiscal year ended September 30, 2013, we had an effective "shelf" Registration Statement on Form S-4 covering an aggregate of 2.0 million shares of our Class A Common Stock that we may offer from time to time in connection with future acquisitions of businesses, assets or securities, with 1.2 million shares remaining for issuance. During the fiscal year 2013, we issued all the remaining shares in connection with the acquisition of 12 pawn stores in Arizona, and since the end of September 30, 2013, have no remaining shares covered by the registration statement.

Off-Balance Sheet Arrangements
We issue letters of credit (“LOCs”) to enhance the creditworthiness of our credit service customers seeking signature loans and auto title loans from unaffiliated lenders. The LOCs assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed them by the borrowers plus any insufficient funds fee. We do not record in our balance sheet the loans related to our credit services as the loans are made by unaffiliated lenders. We do not consolidate the unaffiliated lenders’ results with our results as we do not have any ownership interest in the lenders, do not exercise control over them and do not otherwise meet the criteria for consolidation as prescribed by FASB ASC 810-10-25 regarding variable interest entities.
We include an allowance for Expected LOC Losses in “Accounts payable and other accrued expenses” in our consolidated balance sheets. At September 30, 2014, the allowance for Expected LOC Losses was $4.7 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none was collected, was $29.5 million. This amount includes principal, interest and insufficient funds fees.
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
Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. The words “may,” "can," “should,” “could,” “will,” "would," “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. Accordingly, you should not regard any forward-looking statement as a representation that the expected results will be achieved. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Such risks and uncertainties include, among other things:

•	Changes in laws and regulations, including regulation of our financial services business by the Consumer Financial Protection Bureau;

•	The outcome of current or future litigation and regulatory proceedings;

•	Our controlled ownership structure;

•	Concentration of business in Texas;

•	Changes in gold prices or volumes;

•	Changes in foreign currency exchange rates;

•	General economic conditions;

•	Changes in our relationships with unaffiliated lenders;

•	Our ability to continue growing our store count through acquisitions and de novo openings;

•	Changes in the business, regulatory or political climate in Mexico;

•	Changes in pawn redemption rates, loan default and collection rates or other important operating metrics;

•	Changes in liquidity, capital requirements or access to debt and capital markets;

•	Changes in the competitive landscape;

•	Potential infrastructure failures or data security breaches;

•	Failure to achieve adequate return on our investments;

•	Potential uninsured property, casualty or other losses;

•	Potential disruptive effect of acquisitions, investments and new businesses;

•	Changes in U.S. or international tax laws;

•	Events beyond our control;

•	Failure to adapt to any decrease in demand for our products and services;

•	Failure to maintain satisfactory relationships with public-sector employers in Mexico;

•	Financial statement impact of potential impairment of goodwill;

•	Inadequacy of loan loss allowances;

•	Judicial decisions or changes in law that render our arbitration agreements unenforceable; and

•	Potential exposure under anti-corruption laws.
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
Our earnings are affected by changes in interest rates as our debt has a variable rate. If interest rates average 50 basis points more than our current rate in the fiscal year ended September 30, 2014, our interest expense during the year would increase by approximately $0.3 million. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate debt at September 30, 2014.
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
The translation adjustment from Cash Genie, representing the weakening in the British pound, was a $0.5 million decrease to stockholders' equity. During the fiscal year ended September 30, 2014, the British pound strengthened to £1.00 to $1.6239 U.S. from $1.6136 at September 30, 2013.
The translation adjustment from Cash Converters International representing the strengthening in the Australian dollar from our investment dates to June 30, 2014 (included in our September 30, 2014 results on a three-month lag) was a $1.5 million increase to stockholders’ equity. During the fiscal year ended September 30, 2014, the Australian dollar weakened to $1.00 Australian dollar to $0.8725 U.S. from $0.9312 at September 30, 2013.
The translation adjustment from Latin America representing the weakening of the Mexican peso during the year ended September 30, 2014 was a $5.6 million decrease to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. During the fiscal year ended September 30, 2014, the peso weakened to $1.00 Mexican peso to $0.07414 U.S. from $0.07605 at September 30, 2013.
The translation adjustment from our Canadian operations representing the weakening of the Canadian dollar during the year ended September 30, 2014 was a $0.5 million decrease to stockholders’ equity. During the fiscal year ended September 30, 2014, the Canadian dollar weakened to $1.00 Canadian dollar to $0.8962 U.S. from $0.9698 at September 30, 2013.
We cannot predict the future valuation of foreign currencies or how further movements in exchange rates could affect our future earnings or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EZCORP, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of EZCORP, Inc. and subsidiaries (the "Company") as of September 30, 2014 and September 30, 2013, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of EZCORP, Inc. and subsidiaries as of September 30, 2014 and September 30, 2013, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas

November 26, 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas
We have audited the consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows of EZCORP, Inc. (the Company) for the year ended September 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZCORP, Inc. at September 30, 2012, and the results of its operations and its cash flows for the year ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Dallas, Texas
November 20, 2012, except for Notes 2, 4, 6, 7, 12, 14, 19 and 23, which are as of November 26, 2014

EZCORP, Inc. CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)

	September 30,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$56,329	$36,317
Restricted cash	62,406	3,312
Pawn loans	162,444	156,637
Consumer loans, net	67,594	64,683
Pawn service charges receivable, net	31,044	30,362
Consumer loan fees and interest receivable, net	30,653	36,292
Inventory, net	139,419	145,200
Deferred tax asset	20,858	13,825
Prepaid income taxes	28,655	16,105
Prepaid expenses and other assets	76,959	34,217
Total current assets	676,361	536,950
Investments in unconsolidated affiliates	91,098	97,085
Property and equipment, net	105,900	116,281
Restricted cash, non-current	4,257	2,156
Goodwill	346,577	433,300
Intangible assets, net	64,624	63,805
Non-current consumer loans, net	40,442	70,294
Deferred tax asset	13,154	8,214
Other assets, net	61,058	24,105
Total assets (1)	$1,403,471	$1,352,190

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$10,673	$30,436
Current capital lease obligations	418	533
Accounts payable and other accrued expenses	97,213	79,967
Other current liabilities	8,595	22,337
Customer layaway deposits	8,097	8,628
Total current liabilities	124,996	141,901
Long-term debt, less current maturities	356,430	215,939
Long-term capital lease obligations	—	391
Deferred gains and other long-term liabilities	11,359	24,040
Total liabilities (2)	492,785	382,271
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	35,498	55,393
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million at September 30, 2014; 56 million at September 30, 2013; issued and outstanding: 50,614,767 at September 30, 2014; 51,269,434 at September 30, 2013	506	513
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30
Additional paid-in capital	339,666	320,777
Retained earnings	547,177	599,880
Accumulated other comprehensive loss	(12,191)	(6,674)
EZCORP, Inc. stockholders’ equity	875,188	914,526
Total liabilities and stockholders’ equity	$1,403,471	$1,352,190

Assets and Liabilities of Grupo Finmart Securitization Trust
(1) Our consolidated assets as of September 30, 2014 and September 30, 2013 include the following assets of Grupo Finmart's securitization trust that can only be used to settle its liabilities: Restricted cash, $23.6 million as of September 30, 2014; Restricted cash, non-current, $0.1 million as of September 30, 2014 and $2.2 million as of September 30, 2013; Consumer loans, net, $41.6 million as of September 30, 2014 and $33.9 million as of September 30, 2013; Consumer loan fees and interest receivable, net, $5.5 million as of September 30, 2014 and $7.3 million as of September 30, 2013; Other assets, net, $2.8 million as of September 30, 2014 and $2.1 million as of September 30, 2013; and total assets, $73.6 million as of September 30, 2014 and $45.5 million as of September 30, 2013.
(2) Our consolidated liabilities as of September 30, 2014 and September 30, 2013 include $54.0 million and $32.0 million, respectively, of long-term debt for which the creditors of Grupo Finmart's securitization trust do not have recourse to EZCORP, Inc.
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$387,331	$368,766	$333,064
Jewelry scrapping sales	96,243	131,702	202,481
Pawn service charges	248,378	251,354	233,538
Consumer loan fees and interest	219,535	219,752	190,746
Consumer loan sales and other revenues	37,045	8,547	4,673
Total revenues	988,532	980,121	964,502
Merchandise cost of goods sold	247,393	218,617	190,637
Jewelry scrapping cost of goods sold	72,836	96,133	130,715
Consumer loan bad debt	53,206	40,667	35,639
Net revenues	615,097	624,704	607,511
Operating expenses:
Operations	420,350	389,386	328,793
Administrative	61,819	52,474	47,912
Depreciation	29,801	27,858	21,851
Amortization	5,475	3,485	1,956
(Gain) loss on sale or disposal of assets	(5,629)	1,359	(249)
Restructuring	6,664	—	—
Total operating expenses	518,480	474,562	400,263
Operating income	96,617	150,142	207,248
Interest expense (income), net	22,832	15,168	(1,549)
Equity in net income of unconsolidated affiliates	(5,948)	(11,878)	(17,400)
Impairment of investments	7,940	44,598	—
Other income	(907)	(205)	(888)
Income from continuing operations before income taxes	72,700	102,459	227,085
Income tax expense	20,806	29,582	71,165
Income from continuing operations, net of tax	51,894	72,877	155,920
Loss from discontinued operations, net of tax	(93,426)	(34,452)	(5,343)
Net (loss) income	(41,532)	38,425	150,577
Net income from continuing operations attributable to redeemable noncontrolling interest	4,208	4,424	6,722
Net (loss) income from discontinued operations attributable to redeemable noncontrolling interest	—	(76)	147
Net (loss) income attributable to EZCORP, Inc.	$(45,740)	$34,077	$143,708

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.88	$1.28	$2.93
Discontinued operations	(1.72)	(0.64)	(0.11)
Basic (loss) earnings per share	$(0.84)	$0.64	$2.82

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.88	$1.27	$2.92
Discontinued operations	(1.72)	(0.64)	(0.11)
Diluted (loss) earnings per share	$(0.84)	$0.63	$2.81

Weighted average shares outstanding:
Basic	54,148	53,657	50,877
Diluted	54,292	53,737	51,133

Net income from continuing operations attributable to EZCORP, Inc.	$47,686	$68,453	$149,198
Loss from discontinued operations attributable to EZCORP, Inc.	(93,426)	(34,376)	(5,490)
Net (loss) income attributable to EZCORP, Inc.	$(45,740)	$34,077	$143,708
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands)
Net (loss) income	$(41,532)	$38,425	$150,577
Other comprehensive (loss) income:
Foreign currency translation loss	(5,812)	(11,614)	(7)
Foreign currency translation reclassification adjustment realized upon impairment	375	221	—
Loss on effective portion of cash flow hedge:
Other comprehensive (loss) gain before reclassifications	(453)	2,388	—
Amounts reclassified from accumulated other comprehensive income	49	(2,536)	—
Unrealized holding gain (loss) on available-for-sale securities arising during period	540	(1,721)	(735)
Reclassification adjustment for (gain) loss on available-for-sale securities included in net income	(540)	992	—
Income tax (expense) benefit	(598)	3,633	2,330
Other comprehensive (loss) income, net of tax	(6,439)	(8,637)	1,588
Comprehensive (loss) income	$(47,971)	$29,788	$152,165
Attributable to redeemable noncontrolling interest:
Net income	4,208	4,348	6,869
Foreign currency translation gain (loss)	(768)	(2,017)	955
Loss on effective portion of cash flow hedge	(154)	(59)	—
Comprehensive income attributable to redeemable noncontrolling interest	3,286	2,272	7,824
Comprehensive (loss) income attributable to EZCORP, Inc.	$(51,257)	$27,516	$144,341
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands)
Operating activities:
Net (loss) income	$(41,532)	$38,425	$150,577
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,627	34,918	25,268
Amortization (accretion) of debt discount (premium) and consumer loan premium (discount)	2,611	(248)	(15,091)
Consumer loan loss provision	42,501	30,740	17,833
Deferred income taxes	(11,973)	(14,854)	2,761
Impairment of goodwill	84,158	—	—
Reversal of contingent consideration	(4,792)	—	—
Impairment of intangibles	11,908	—	—
Restructuring	6,121	—	—
Amortization of deferred financing costs	5,137	3,208	2,478
Amortization of prepaid commissions	16,893	4,182	396
Other adjustments	(2,453)	3,713	—
(Gain) loss on sale or disposal of assets	(5,371)	7,043	(1)
Gain on sale of loan portfolio	(33,000)	—	—
Stock compensation	7,341	7,314	6,714
Income from investments in unconsolidated affiliates	(5,948)	(11,878)	(17,400)
Impairment of investments	7,940	44,598	—
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(2,967)	(7,143)	(5,359)
Inventory, net	(898)	(9,722)	(4,017)
Prepaid expenses, other current assets and other assets, net	(29,294)	(17,671)	(15,196)
Accounts payable and other accrued expenses	12,109	16,766	4,347
Customer layaway deposits	(499)	1,416	218
Deferred gains and other long-term liabilities	11	(8,898)	(8,782)
Tax provision (benefit) from stock compensation	609	(293)	(1,602)
Prepaid income taxes	(13,124)	(5,775)	(7,787)
Dividends from unconsolidated affiliates	5,129	10,632	5,560
Net cash provided by operating activities	89,244	126,473	140,917
Investing activities:
Loans made	(959,540)	(923,103)	(802,896)
Loans repaid	628,710	597,528	520,193
Recovery of pawn loan principal through sale of forfeited collateral	246,053	237,717	240,381
Additions to property and equipment	(22,964)	(46,698)	(45,796)
Acquisitions, net of cash acquired	(13,226)	(14,810)	(128,647)
Investments in unconsolidated affiliates	—	(11,018)	—
Proceeds from sale of assets	86,129	—	—
Net cash used in investing activities	(34,838)	(160,384)	(216,765)
Financing activities:
Proceeds from exercise of stock options	—	45	649
Tax (benefit) provision from stock compensation	(609)	293	1,602
Taxes paid related to net share settlement of equity awards	(1,982)	(3,640)	(1,184)
Debt issuance costs	(14,017)	(1,283)	(3,225)
Payout of deferred and contingent consideration	(23,000)	(13,277)	—
Proceeds from issuance of convertible notes	230,000	—	—
Purchase of convertible notes hedges	(46,454)	—	—
Proceeds from issuance of warrants	25,106	—	—
Purchase of subsidiary shares from noncontrolling interest	(29,775)	(627)	—
Contributions from noncontrolling interest	—	5,839	—
Change in restricted cash	(63,207)	(110)	(5,482)
Proceeds from revolving line of credit	359,900	510,680	792,927
Payments on revolving line of credit	(500,800)	(470,000)	(679,986)
Proceeds from bank borrowings	103,178	(15,432)	2,461
Payments on bank borrowings and capital lease obligations	(60,299)	9,725	(8,496)
Repurchase of common stock	(11,903)	—	—
Net cash (used in) provided by financing activities	(33,862)	22,213	99,266
Effect of exchange rate changes on cash and cash equivalents	(532)	(462)	1,090
Net increase (decrease) in cash and cash equivalents	20,012	(12,160)	24,508

EZCORP, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash and cash equivalents at beginning of period	36,317	48,477	23,969
Cash and cash equivalents at end of period	$56,329	$36,317	$48,477

Cash paid during the period for:
Interest	$16,361	$12,553	$2,480
Income taxes	30,194	47,108	83,010

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$241,696	$261,837	$248,090
Issuance of common stock due to acquisitions	—	38,705	17,984
Deferred consideration	2,674	25,872	938
Contingent consideration	—	248	23,432
Change in accrued additions to property and equipment	(420)	492	—
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	—	10,404	—
Purchase of shares from noncontrolling interest	—	(788)	—
Issuance of common stock to 401(k) plan	557	556	459
Equity adjustment due to noncontrolling interest purchase	6,609	—	—
Receivable from sale of portfolio	43,780	—	—
Deferred finance cost payable related to convertible notes	1,092	—	—
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock		EZCORP, Inc. Stockholders' Equity
	Shares	Par Value		Retained Earnings		Shares	Par Value
	(in thousands)
Balances at September 30, 2011	50,199	$501	$242,398	$422,095	$(746)	—	$—	$664,248
Issuance of common stock related to 401(k) match	19	—	459	—	—	—	—	459
Stock compensation	—	—	6,714	—	—	—	—	6,714
Stock options exercised	201	2	647	—	—	—	—	649
Issuance of common stock due to acquisitions	635	6	17,992	—	—	—	—	17,998
Release of restricted stock	172	1	—	—	—	—	—	1
Excess tax benefit from stock compensation	—	2	1,600	—	—	—	—	1,602
Taxes paid related to net share settlement of equity awards	—	—	(1,184)	—	—	—	—	(1,184)
Unrealized loss on available-for-sale securities	—	—	—	—	(478)	—	—	(478)
Foreign currency translation adjustment	—	—	—	—	1,111	—	—	1,111
Net income attributable to EZCORP, Inc.	—	—	—	143,708	—	—	—	143,708
Balances at September 30, 2012	51,226	$512	$268,626	$565,803	$(113)	—	$—	$834,828
Issuance of common stock related to 401(k) match	30	1	556	—	—	—	—	557
Stock compensation	—	—	7,314	—	—	—	—	7,314
Stock options exercised	18	—	45	—	—	—	—	45
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(1,500)	—	85	—	—	(1,415)
Release of restricted stock	409	4	—	—	—	—	—	4
Excess tax benefit from stock compensation	—	—	293	—	—	—	—	293
Taxes paid related to net share settlement of equity awards	—	—	(3,640)	—	—	—	—	(3,640)
Effective portion of cash flow hedge	—	—	—	—	(89)	—	—	(89)
Unrealized loss on available-for-sale securities	—	—	—	—	(1,119)	—	—	(1,119)
Reclassification adjustment for loss on available-for-sale securities included in net income	—	—	—	—	992	—	—	992
Foreign currency translation adjustment	—	—	—	—	(6,651)	—	—	(6,651)
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	221	—	—	221
Net income attributable to EZCORP, Inc.	—	—	—	34,077	—	—	—	34,077
Balances at September 30, 2013	54,240	$543	$320,777	$599,880	$(6,674)	—	$—	$914,526
Issuance of common stock related to 401(k) match	45	—	557	—	—	—	—	557
Stock compensation	—	—	7,341	—	—	—	—	7,341
Purchase of subsidiary shares from noncontrolling interest	—	—	(6,594)	—	(15)	—	—	(6,609)
Release of restricted stock	300	3	—	—	—	—	—	3
Tax deficiency of stock compensation	—	—	(609)	—	—	—	—	(609)
Taxes paid related to net share settlement of equity awards	—	—	(1,982)	—	—	—	—	(1,982)
Effective portion of cash flow hedge	—	—	—	—	(250)	—	—	(250)
Net proceeds from sale of warrants	—	—	25,106	—	—	—	—	25,106
Foreign currency translation adjustment	—	—	—	—	(5,627)	—	—	(5,627)
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	375	—	—	375
Purchase of treasury stock	(1,000)	(10)	(4,930)	(6,963)	—	1,000	—	(11,903)
Retirement of treasury stock	—	—	—	—	—	(1,000)	—	—
Net loss attributable to EZCORP, Inc.	—	—	—	(45,740)	—	—	—	(45,740)
Balances at September 30, 2014	53,585	$536	$339,666	$547,177	$(12,191)	—	$—	$875,188
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
At September 30, 2014, we operated a total of 1,358 locations, consisting of:

•	497 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn);

•	7 U.S. buy/sell stores (operating as Cash Converters);

•	242 Mexico pawn stores (operating as Empeño Fácil);

•	19 Mexico buy/sell stores (operating as TUYO);

•	501 U.S. financial services stores (operating primarily as EZMONEY);

•	24 financial services stores in Canada (operating as CASHMAX);

•	15 buy/sell and financial services stores in Canada (operating as Cash Converters); and

•	53 Grupo Finmart locations in Mexico.

In addition, we are the franchisor for five franchised Cash Converters stores in Canada pursuant to our acquisition of the Cash Converters master franchise in that country. We also own approximately 32% of Cash Converters International Limited, which is based in Australia and franchises and operates a worldwide network of over 750 locations that provide financial services and buy and sell second-hand goods.

Consolidation
The consolidated financial statements include the accounts of EZCORP, Inc. ("EZCORP") and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. As of September 30, 2014, we owned 76% of the outstanding equity interests in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), doing business under the brands "Crediamigo" and "Adex," and 59% of Renueva Comercial S.A.P.I. de C.V. ("TUYO"), and therefore, include their results in our consolidated financial statements. We account for our investment in Cash Converters International Limited ("Cash Converters International") using the equity method. Prior to the quarter ended March 31, 2014, we accounted for our investment in Albemarle & Bond Holdings, PLC ("Albemarle & Bond") using the equity method. As of March 31, 2014, we concluded that this investment was impaired and recognized an other-than-temporary impairment which brought our carrying value of this investment to zero. Certain reclassifications of prior period amounts have been made related to discontinued operations (described in Note 2) and acquired businesses (described in Note 3). Furthermore, certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have a material impact on our financial position, results of operations or cash flows.
Pawn Loan and Sales Revenue Recognition
We record pawn service charges using the interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several factors, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following two months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or market value of the item.
We record sales revenue and the related cost when this inventory is sold, or when we receive the final payment on a layaway sale. Sales tax collected on the sale of inventory is excluded from the amount recognized as sales and instead recorded as a liability in “Accounts payable and other accrued expenses” in our consolidated balance sheets until remitted to the appropriate governmental authorities.
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
Revenue Recognition
Unsecured Consumer Loan Credit Service Fees — We earn credit service fees when we assist customers in obtaining unsecured loans from unaffiliated lenders. We initially defer recognition of a portion of the fees we expect to collect and recognize that deferred net amount over the life of the related loans. We reserve the percentage of credit service fees we expect not to collect. Fees related to defaulted loans increase credit service fee revenue upon collection. Unsecured loan credit service fee revenue is included in “Consumer loan fees and interest” in our consolidated statements of operations.
Unsecured Consumer Loan Revenue — We accrue fees and interest in accordance with state and Canadian provincial laws on the percentage of unsecured loans (single-payment and multiple-payment) we have made that we believe to be collectible. Accrued fees related to defaulted loans reduce fee revenue upon loan default and increase fee revenue upon collection. Unsecured loan revenue is included in “Consumer loan fees and interest” in our consolidated statements of operations.
Long-term Unsecured Consumer Loan Revenue — Grupo Finmart customers obtain installment loans with a series of payments due over as long as a four-year period. We recognize consumer loan interest related to loans we originate based on the percentage of consumer loans made that we believe to be collectible. We recognize interest revenue ratably over the life of the related loans. We reserve the percentage of interest we expect not to collect. Interest related to defaulted loans increase consumer loan fee revenue upon collection. Long-term unsecured consumer loan revenue is included in “Consumer loan fees and interest” in our consolidated statements of operations. Incremental direct costs incurred (commissions) are capitalized and deferred ratably over the life of the loans. Amortization of these costs is included in “Operations” expense in our consolidated statements of operations.
Auto Title Loan Credit Service Fee Revenue — We earn auto title credit service fees when we assist customers in obtaining auto title loans from unaffiliated lenders. We recognize the fee revenue ratably over the life of the loan, and reserve the percentage of fees we expect not to collect. Auto title loan credit service fee revenue is included in “Consumer loan fees and interest” in our consolidated statements of operations.
Auto Title Loan Revenue — We accrue fees in accordance with state laws on the percentage of auto title loans we have made that we believe to be collectible. We recognize the fee revenue ratably over the life of the loan. Auto title loan revenue is included in “Consumer loan fees and interest” in our consolidated statements of operations.
Bad Debt and Allowance for Losses
Unsecured Consumer Loan Credit Service Bad Debt — We issue letters of credit to enhance the creditworthiness of our customers seeking unsecured loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to the lenders by the borrowers plus any insufficient funds fees. Although amounts paid under letters of credit may be collected later, we charge those amounts to consumer loan bad debt upon default. We record recoveries under the letters of credit as a reduction of bad debt at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery. We record the proceeds from such sales as a reduction of bad debt at the time of the sale. Unsecured consumer loan credit service bad debt is included in "Consumer loan bad debt" in our consolidated statements of operations.
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
The majority of our credit service customers obtain short-term unsecured loans with a single maturity date. These short-term loans, with terms averaging about 20 days, are considered defaulted if they have not been repaid or renewed by the maturity date. Other credit service customers obtain multiple-payment loans with a series of payments due over as much as a seven-month period. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted.
Allowance for Losses on Unsecured Consumer Loan Credit Services — We provide an allowance for losses we expect to incur under letters of credit for brokered unsecured loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers (collectively, “Expected LOC Losses”). Changes in the allowance are charged to consumer loan bad debt in our consolidated statements of operations. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” in our consolidated balance sheets. Based on the expected loss and collection percentages, we also provide an allowance for the unsecured loan credit service fees we expect not to collect, and charge changes in this allowance to consumer loan fee revenue, which is included in "Consumer loan fees and interest" in our consolidated statements of operations.
Unsecured Consumer Loan Bad Debt — In general, we consider a single-payment loan defaulted if it has not been repaid or renewed by the maturity date. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of consumer loan bad debt when collected. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery and record the proceeds from such sales as a reduction of bad debt at the time of sale. Unsecured consumer loan bad debt is included in "Consumer loan bad debt" in our consolidated statements of operations.
We do not accrue additional revenues on delinquent loans. All outstanding principal balances and related fee receivables greater than 60 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt and reverse accrued unsecured consumer loan fee revenue.
Unsecured Consumer Loan Allowance for Losses — We provide an allowance for losses on unsecured loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to "Consumer loan bad debt" in our consolidated statements of operations. We record changes in the fee receivable valuation allowance to "Consumer loan fees and interest" in our consolidated statements of operations.
Long-Term Unsecured Consumer Loan Bad Debt — Consumer loans made by Grupo Finmart are considered in current status as long as the customer is employed and Grupo Finmart receives payments via payroll withholdings. Loans made to customers no longer employed are considered current if payments are made by the due date. If one payment of a loan is delinquent, that one payment is considered defaulted. If two or more payments are delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, Grupo Finmart charges the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Recoveries of written-off principal are recorded as a reduction of consumer loan bad debt when collected. Long-term unsecured consumer loan bad debt is included in "Consumer loan bad debt" in our consolidated statements of operations.
Long-Term Unsecured Consumer Loan Allowance for Losses — Grupo Finmart provides an allowance for losses on consumer loans that have not yet matured and related fees receivable based on recent loan default experience. Changes in the principal valuation allowance are charged to "Consumer loan bad debt" and changes in the interest receivable valuation allowance are charged to "Consumer loan fees and interest" in our consolidated statements of operations.
Auto Title Loan Credit Services Bad Debt and Allowance for Losses — We issue letters of credit to enhance the creditworthiness of our customers seeking auto title loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, all amounts owed to the lenders by the borrowers plus any insufficient funds fees. Through a charge to auto title loan bad debt, we provide an allowance for losses we expect to incur under letters of credit for brokered auto title loans, and record actual charge-offs against this allowance. The allowance includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers or through the sale of repossessed vehicles. We include the allowance for expected losses in “Accounts payable and other accrued expenses” in our consolidated balance sheets.
Auto Title Loan Bad Debt and Allowance for Losses — Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans and related fees receivable. We charge any increases in the principal valuation allowance to consumer loan bad debt and charge uncollectable loans against this allowance. We record changes in the fee receivable valuation allowance to "Consumer loan fees and interest" in our consolidated statements of operations.
Transfer of Financial Assets
In accordance with FASB ASC 860-10-40-5, transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the

Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity, or the ability to unilaterally cause the holder to return specific assets.
The sales price net of the carrying amount of the loan portfolio is recorded as revenue in “Consumer loan sales and other revenue” in our consolidated statements of operations. The accelerated commission and other related expenses are recorded in “Operations” expense in our consolidated statements of operations. The proceeds of the loan portfolio sales are reflected as investing activities in the Company's consolidated statements of cash flows, as they were not specifically originated for resale.
Inventory and Cost of Goods Sold
If a pawn loan is not redeemed, we record the forfeited collateral at cost (the principal amount of the pawn loan) in "Inventory, net" in our consolidated balance sheets. We do not record loan loss allowances or charge-offs on the principal portion of pawn loans, as they are fully collateralized. We record our inventory using the specific identification method of accounting.
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
Cash and Cash Equivalents and Cash Concentrations
Cash and cash equivalents consist primarily of cash on deposit or highly liquid investments with original contractual maturities of three months or less, or money market mutual funds. We hold cash at major financial institutions that often exceed FDIC insured limits. We manage our credit risk associated with cash and cash equivalents and cash concentrations by investing in high quality instruments or funds, concentrating our cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions issuing investments or holding such deposits. Historically, we have not experienced any losses due to such cash concentrations. Restricted cash amounts represent amounts that can only be used to settle liabilities of Grupo Finmart's securitization trust or for interest payments on Grupo Finmart's debt. Refer to Note 9 for further detail.
Software Development Costs
We capitalize certain costs incurred in connection with developing or obtaining software for internal use and amortize the costs by the straight-line method over the estimated useful lives of each system, typically five years.
Customer Layaways
Customer layaway deposits are recorded as deferred revenue until we collect the entire related sales price and deliver the related merchandise to the customer. Nonrefundable customer layaway fees are charged upfront and recognized when collected.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets having indefinite lives are not subject to amortization. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350-20-35 Goodwill — Subsequent Measurement, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill.
We perform our impairment analysis utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. A reporting unit is the operating segment, or one level below that operating segment (the component level) if discrete financial information is prepared and regularly reviewed by segment management. However, components are aggregated as a single reporting unit if they have similar economic characteristics. We have determined that our reporting units are the same as our operating segments. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 16% to 21%. Changes in the economic conditions or regulatory environment could negatively affect our key assumptions.
We completed our annual assessment of goodwill and indefinite lived intangible assets as of September 30, 2014 and determined that no material impairment existed at that date other than that described below. In conjunction with discontinued operations, we recognized impairment of goodwill and other intangible assets for the U.S. & Canada and Other International reporting units at September 30, 2014. See Notes 2 and 7 for additional information.
Property and Equipment
We record property and equipment at cost. We depreciate these assets on a straight-line basis using estimated useful lives of 30 years for buildings and two to seven years for furniture, equipment and software development costs. We depreciate leasehold improvements over the shorter of their estimated useful life (typically 10 years) or the reasonably assured lease term at the inception of the lease.
Valuation of Tangible Long-Lived Assets
We assess the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the assets or the strategy for the overall business, significant negative industry trends or legislative changes prohibiting us from offering our loan products. An impairment loss is recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset's carrying value. In conjunction with discontinued operations, we recognized impairment of tangible long-lived assets for the U.S. & Canada and Other International reporting units at September 30, 2014. See Notes 2 and 6 for additional information.
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

In all situations in which hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on the consolidated balance sheets and recognize any subsequent changes in its fair value in earnings. When it is probable that a forecasted transaction will not occur, we discontinue hedge accounting and recognize immediately in earnings gains and losses that were accumulated in other comprehensive income related to the hedging relationship.
Acquisitions
We adopted FASB ASC 805-10-65 Business Combinations — Revised on October 1, 2009, and have applied it prospectively to all business acquisitions completed since that date. In accordance with FASB ASC 805-10-65, we allocate the total acquisition price to the fair value of assets and liabilities acquired and immediately expense transaction costs that would have been included in the purchase price allocation under previous accounting standards.
Foreign Currency Translation
Our equity investment in Cash Converters International is translated from Australian dollars into U.S. dollars at the exchange rates as of the investee's balance sheet date of June 30. The related interest in the investee's net income is translated at the average exchange rate for each six-month period reported by the investee. The functional currency of Empeño Fácil, our wholly owned subsidiary, Grupo Finmart, our 76% owned subsidiary, and TUYO, our 59% owned subsidiary, is the Mexican peso. The functional currency of our wholly owned foreign subsidiary in Canada is the Canadian dollar. Our foreign subsidiaries' balance sheet accounts are translated from their respective functional currencies into U.S. dollars at the exchange rate at the end of each quarter, and their earnings are translated into U.S. dollars at the average exchange rate each quarter. We present resulting translation adjustments as a separate component of stockholders’ equity. Foreign currency transaction gains and losses have not been significant, and are reported as “Other (income) expense” in our consolidated statements of operations.
Securitization of Consumer Loans
Our majority-owned subsidiary, Grupo Finmart, periodically transfers certain consumer loans to a bankruptcy remote trust in securitization transactions. These securitizations are accounted for as secured borrowings, and no gains or losses are recognized at the time of the transaction. Secured borrowings are transactions involving transfers of financial assets that are accounted for as financings with the assets pledged as collateral. We consolidate the assets and liabilities of the trust and disclose in our consolidated balance sheets the consolidated assets and liabilities of the trust that can only be used to settle its liabilities.
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
Stock Compensation
We account for stock compensation in accordance with the fair value recognition provisions of FASB ASC 718-10-25 Compensation — Stock Compensation. The fair value of restricted shares is measured at the closing market price of our stock on the date of grant, which is amortized over the vesting period for each grant. When we grant options, our policy is to estimate the grant-date fair value of the options using the Black-Scholes-Merton option-pricing model and amortize that fair value to compensation expense on a ratable basis over the options’ vesting periods for both cliff vesting and pro-rata vesting grants. We have granted no stock options since fiscal 2007.
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
Recently Adopted Accounting Pronouncements
In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740) — Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carryforward or Tax Credit Carryforward Exists. This update provides that an entity's unrecognized tax benefit, or a portion of its unrecognized tax benefit, should be presented in its financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with one exception. That exception states that, to the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This update applies prospectively to all entities that have unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists at the reporting date. Retrospective application is also permitted. This update is effective for annual periods, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-03 did not have a material effect on our financial position, results of operations or cash flows.
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
In February 2013, the FASB issued ASU 2013-04, Liabilities (Topic 405) — Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date (a consensus of the FASB Emerging Issues Task Force). This update provides guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date (except for obligations addressed within existing guidance in U.S. GAAP). Examples of obligations within the scope of ASU 2013-04 include debt arrangements, other contractual obligations and settled litigation and judicial rulings. ASU 2013-04 is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-04 did not have a material effect on our financial position, results of operations or cash flows.
In February 2013, the FASB issued ASU 2013-02, Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This update requires entities to apply the amendments for periods beginning after December 15, 2012 and interim periods within those annual periods and to provide the required disclosures for all reporting periods presented. The adoption of ASU 2013-02 did not have a material effect on our financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). ASU 2014-15 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods within those years. We do not anticipate that the adoption of ASU 2014-15 will have a material effect on our financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 will be added to the Accounting Standards Codification as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, as well as some cost guidance in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Notably, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles — Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09. For public entities, the amendments in ASU 2014-09 are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early application is prohibited. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the fiscal 2017 opening retained earnings balance. We have not completed the process of evaluating the impact that will result from adopting ASU 2014-09. Therefore we are unable to disclose the impact that adopting ASU 2014-09 will have on our financial position, results of operations, and cash flows when such statement is adopted.
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update provides guidance for the reporting of discontinued operations if (1) a component or group of components of an entity meets the criteria in FASB ASC Paragraph 205-20-45-1E to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). This update states that a discontinued operation can also include a business or nonprofit activity. Among other disclosures, ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. ASU 2014-08 is effective prospectively for (1) all disposals of components that occur within annual periods beginning on or after December 15,

2014, and interim periods within those years; and (2) all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. We do not anticipate that the adoption of ASU 2014-08 will have a material effect on our financial position, results of operations or cash flows.
NOTE 2: DISCONTINUED OPERATIONS AND RESTRUCTURING
Discontinued Operations
During the fourth quarter of fiscal 2014, as part of our new strategy to concentrate on an integrated, customer-centric financial services model that is focused on our core businesses of pawn and unsecured lending, we implemented a plan to exit our online lending businesses in the United States and the United Kingdom. As a result of this plan, our online lending operations in the United Kingdom (Cash Genie) and in the United States (EZOnline) have been included as discontinued operations.
During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores in a variety of locations. These stores were generally older, smaller stores that did not fit our future growth profile.
Store closures as discontinued operations included:

▪
57 stores in Mexico, 52 of which were small, jewelry-only asset group formats. We continue to operate our full-service store-within-a-store ("SWS") locations under the Empeño Fácil brand, and expect to continue our storefront growth in Mexico.

▪
29 stores in Canada, where we were in the process of transitioning to an integrated buy/sell and financial services model under the Cash Converters brand. The affected asset group consisted of stores that were not optimal for that model because of location or size. We continue to operate full-service buy/sell and financial services center stores under the Cash Converters brand in Canada and the United States.

▪	20 financial services stores in Dallas, Texas and the State of Florida, where we exited both locations primarily due to onerous regulatory requirements.

▪	One jewelry-only concept store, which was our only jewelry-only store in the United States.

The following table summarizes the pre-tax charges (gains), which have been recorded under “Loss from discontinued operations, net of tax” in our fiscal 2014 and 2013 consolidated statements of operations:

	Fiscal Year Ended September 30,
	2014	2013
	(in thousands)
Goodwill impairment	$84,158	$—
Long-lived assets impairment	11,795	5,605
Other*	7,590	896
Asset write-down to liquidation value	2,882	7,081
Lease termination costs	1,504	8,608
Reversal of contingent consideration payable	(4,792)	—
	$103,137	$22,190
*Other one-time charges in fiscal 2014 include estimated costs related to regulatory compliance, employee severance and accelerated amortization of prepaid expenses and other assets. Charges in fiscal 2013 include costs related to employee severance.

As of September 30, 2014 and 2013, accrued lease termination costs, severance costs, and others related to discontinued operations were $8.9 million and $7.1 million, respectively. These amounts are included in “Accounts payable and other accrued expenses” in our consolidated balance sheets. During the fiscal year ended September 30, 2014, $0.2 million in cash payments had been made with regard to the costs recorded during the fiscal year ended September 30, 2014. We estimate we will make the remaining payments during the first half of fiscal 2015, at which time this initiative will be substantially complete. The amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions. During the fiscal years ended September 30, 2014 and 2013, we made cash payments of $3.8 million and $1.6 million, respectively, with regard to the costs recorded during the fiscal year ended September 30, 2013. Additionally during fiscal 2014, we recorded a $3.3 million benefit as negotiated amounts were lower than the initial estimates.

Discontinued operations in the fiscal years ended September 30, 2014, 2013 and 2012 include $31.4 million, $45.3 million and $28.0 million of total revenues, respectively.

The table below summarizes the operating losses from discontinued operations by operating segment:

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands)
U.S. & Canada:
Net revenues	$6,717	$8,739	$6,545
Expenses	13,163	22,548	10,910
Operating loss from discontinued operations before taxes	(6,446)	(13,809)	(4,365)
Total termination costs related to the reorganization	48,126	13,049	—
Loss from discontinued operations before taxes	(54,572)	(26,858)	(4,365)
Income tax benefit (provision)	20,092	1,392	(77)
Loss from discontinued operations, net of tax	$(34,480)	$(25,466)	$(4,442)

Latin America:
Net revenues	$(1,504)	$5,215	$3,645
Expenses	398	4,461	4,560
Operating (loss) income from discontinued operations before taxes	(1,902)	754	(915)
Total termination (benefits) costs related to the reorganization	(2,037)	9,141	—
Income (loss) from discontinued operations before taxes	135	(8,387)	(915)
Income tax (provision) benefit	(41)	2,516	307
Income (loss) from discontinued operations, net of tax	$94	$(5,871)	$(608)

Other International:
Net revenues	$7,036	$12,767	$6,528
Expenses	12,976	15,882	6,734
Operating loss from discontinued operations before taxes	(5,940)	(3,115)	(206)
Total termination costs related to the reorganization	53,100	—	—
Loss from discontinued operations before taxes	(59,040)	(3,115)	(206)
Income tax provision	—	—	(87)
Loss from discontinued operations, net of tax	(59,040)	(3,115)	(293)
Net (loss) income from discontinued operations attributable to redeemable noncontrolling interest	—	(76)	147
Net loss from discontinued operations	$(59,040)	$(3,039)	$(440)

Consolidated:
Net revenues	$12,249	$26,721	$16,718
Expenses	26,537	42,891	22,204
Operating loss from discontinued operations before taxes	(14,288)	(16,170)	(5,486)
Total termination costs related to the reorganization*	99,189	22,190	—
Loss from discontinued operations before taxes	(113,477)	(38,360)	(5,486)
Income tax benefit	20,051	3,908	143
Loss from discontinued operations, net of tax	(93,426)	(34,452)	(5,343)
Net (loss) income from discontinued operations attributable to redeemable noncontrolling interest	—	(76)	147
Net loss from discontinued operations	$(93,426)	$(34,376)	$(5,490)

*	Fiscal 2014 includes a $3.3 million benefit related to the fiscal 2013 reorganization due to differences between the initial estimated termination costs and the final amounts settled during the year.

All revenue, expense and income reported in these consolidated financial statements have been adjusted to reflect reclassification of all discontinued operations.

Restructuring

During the fourth quarter of fiscal 2014, we conducted a company-wide operational review to realign our organization to streamline operations and create synergies and efficiencies. The operational review resulted in the reduction of non-customer-facing overhead. Activity for restructuring costs during fiscal 2014 resulting from this initiative is summarized as follows:

	Balance at	Charged to	Cash	Balance at
	September 30, 2013	Expense	Payments	September 30, 2014
	(in thousands)
Restructuring charges	$—	$6,664	$(543)	$6,121

The accruals for restructuring costs at September 30, 2014 represent the amounts to be paid related to severance for employees that have been terminated or identified for termination as a result of the initiatives described above. Restructuring charges are considered corporate costs and therefore are not allocated to a specific segment. These amounts are included in “Restructuring” expense in our consolidated statements of operations and are expected to be paid during fiscal 2015. We estimate we will make the remaining payments during the first half of fiscal 2015, at which time this initiative will be substantially complete. We continue to review the impact of these actions and will determine if, based on future operating results, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions.
NOTE 3: ACQUISITIONS
During the fiscal year ended September 30, 2014, we had no acquisitions accounted for as a business combination.
The following tables provide information related to the acquisitions of domestic and foreign retail and financial services locations during the year ended September 30, 2013:

	Fiscal Year Ended September 30, 2013
	Go Cash	Other Acquisitions
Number of asset purchase acquisitions	1	1
Number of stock purchase acquisitions	—	3

U.S. stores acquired	—	12
Foreign stores acquired	—	26
Total stores acquired	—	38

	Fiscal Year Ended September 30, 2013
	Go Cash	Other Acquisitions
	(in thousands)
Consideration:
Cash	$—	$17,980
Equity instruments	27,776	10,929
Deferred consideration	23,000	2,872
Contingent consideration	4,792	2,501
Fair value of total consideration transferred	55,568	34,282
Cash acquired	—	(3,040)
Total purchase price	$55,568	$31,242

	Fiscal Year Ended September 30, 2013
	Go Cash	Other Acquisitions
	(in thousands)
Current assets:
Pawn loans	$—	$5,714
Consumer loans, net	—	1,079
Service charges and fees receivable, net	23	399
Inventory, net	—	2,441
Prepaid expenses and other assets	120	508
Total current assets	143	10,141
Property and equipment, net	268	1,078
Goodwill	44,020	17,187
Non-current consumer loans, net	—	3,336
Intangible assets	11,215	2,685
Other assets	124	314
Total assets	$55,770	$34,741
Current liabilities:
Accounts payable and other accrued expenses	$202	$560
Customer layaway deposits	—	103
Total current liabilities	202	663
Total liabilities	202	663
Redeemable noncontrolling interest	—	2,836
Net assets acquired	$55,568	$31,242

Goodwill deductible for tax purposes	$44,020	$—
Indefinite-lived intangible assets acquired:
Domain name	$215	$—
Definite-lived intangible assets acquired (1):
Internally developed software	$11,000	$66
Non-compete agreements	—	30
Contractual relationship	—	2,589
(1) The weighted average useful life of definite-lived intangible assets acquired was five years.

Per FASB ASC 805-10-25, adjustments to provisional purchase price allocation amounts made during the measurement period shall be recorded as if the accounting for the business combination had been completed at the acquisition date. Thus, the acquirer shall revise comparative information for prior periods presented in financial statements. The amounts above and our consolidated balance sheet as of September 30, 2013 reflect all measurement period adjustments recorded during fiscal 2014. During the fiscal year ended September 30, 2013 adjustments included a $4.8 million increase to goodwill, a $2.1 million increase to intangible assets and a $0.1 million net increase to various other assets, offset by a $6.9 million increase to deferred gains and other long-term liability.

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
The assets acquired include a proprietary software platform, including a loan management system and a lending decision science engine; an internal customer service and collections call center; a portion of the existing Go Cash multi-state loan portfolio; and related assets, including customer lists, customer data and customer transaction information. We hired substantially all of Go Cash's employees, including the management team, an internal underwriting and customer experience analytics team, and an experienced customer service and collections call center team.

The total purchase price is performance-based and is to be determined over a period of four years following the closing. The total consideration of $55.6 million includes the performance consideration element, which is based on the net income generated by the "Post-Closing Business Unit" (which includes our entire online consumer lending business). Within a specified period after the end of each of the first four years following the closing, we will make a contingent supplemental payment equal to the difference between (a) the adjusted net income for such year, multiplied by 6.0, and (b) all consideration payments previously paid. Each payment may be made, in our sole discretion, in cash or in the form of shares of EZCORP Class A Non-voting Common Stock (“Class A Common Stock”). Of the $50.8 million in non-performance consideration, $27.8 million was paid at closing, $6.0 million was paid on November 12, 2013, $5.0 million was paid on December 19, 2013, and the remaining $12.0 million will be paid in equal installments in November 2014 and November 2015. The initial payment was made in the form of 1,400,198 shares of EZCORP Class A Common Stock, and the November and December 2013 payments were made in cash.
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
On September 30, 2014, the Company’s Board of Directors, on management’s recommendation, approved a plan to exit our online lending business in the United States and the United Kingdom, and as a result of this plan, our online payday loan operations in Go Cash have been included as discontinued operations as of September 30, 2014. As part of discontinuing the Go Cash business, we reversed the previously recorded $4.8 million liability for contingent consideration. We will continue to make installment payments on the outstanding consideration of $12.0 million as of September 30, 2014. Refer to Note 2 for further detail on discontinued operations.
TUYO
On November 1, 2012, we acquired a 51% interest in Renueva Comercial S.A.P.I. de C.V., a company headquartered in Mexico City and doing business under the name "TUYO", for approximately $1.1 million. On January 1, 2014, we acquired an additional 8% interest in TUYO for $1.1 million, increasing our ownership percentage to 59%. This transaction was treated as an equity transaction and not an adjustment to the purchase price of the initial controlling interest acquisition of TUYO. Refer to Note 11 for further detail. As of September 30, 2014, TUYO owned and operated 19 stores in Mexico City and the surrounding metropolitan area. In these stores, TUYO buys quality used merchandise from customers and then resells that merchandise to other customers. TUYO also sells refurbished or other merchandise acquired in bulk from wholesalers. As this acquisition was individually immaterial, we present its related information, other than information related to the redeemable noncontrolling interest, combined with other immaterial acquisitions.
Pursuant to the acquisition agreement, the sellers have a put option with respect to their remaining shares of TUYO. The sellers have the right to sell their TUYO shares to EZCORP during a specified exercise period, with specified limitations on the number of shares that may be sold within a consecutive 12-month period. Under the guidance in FASB ASC 480-10-S99, securities that are redeemable for cash or other assets are to be classified outside of permanent equity; therefore, we have included the redeemable noncontrolling interest related to TUYO in temporary equity.

The acquisition date fair value of the TUYO redeemable noncontrolling interest was estimated by applying an income and market approach. This fair value measurement was based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include discount rates of 10% and 18% representing discounts for lack of control and lack of marketability, respectively, that market participants would consider when estimating the fair value of the noncontrolling interest. The fair market value of TUYO was determined using a multiple of future earnings. See Note 21 for additional details relating to the fair value disclosures.

Other - 2013

On April 26, 2013, Grupo Finmart, our 76% owned subsidiary, purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company. The total purchase price is performance-based and will be determined over a period of four years. A minimum of $3.5 million will be paid, of which $2.7 million was paid at closing with the remaining due on January 2, 2017. The performance consideration element will be based on interest income generated by the acquired portfolios and new loans made through Fondo ACH's contractual relationships. The contingent consideration element of the purchase price, which is the amount in excess of the guaranteed $3.5 million, has been preliminarily valued at $2.3 million as of the acquisition date and recorded during the quarter ended March 31, 2014. As this acquisition was individually immaterial, we present its related information combined with other immaterial acquisitions.
The fiscal year ended September 30, 2013, includes the December 2012 acquisition of 12 pawn locations in Arizona, which was a new state of operation for EZCORP. As this acquisition was individually immaterial, we present its related information combined with other immaterial acquisitions.
All acquisitions were made as part of our continuing strategy to enhance and diversify our earnings over the long-term. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expected to realize from the acquisitions. These benefits include our initial entry into several markets and a greater presence in others, as well as the ability to further leverage our expense structure through increased scale. As of fiscal year ended September 30, 2014 we incurred no transaction related expenses. For the fiscal years ended September 30, 2013 we incurred transaction related expenses of $0.5 million which were expensed as incurred and recorded as operations expense. These amounts exclude costs related to transactions that did not close and future acquisitions. The results of all acquisitions have been consolidated with our results since their respective closing. Pro forma results of operations have not been presented because it is impracticable to do so, as historical audited financial statements in U.S. GAAP are not readily available.
NOTE 4: EARNINGS PER SHARE
The two-class method is utilized for the computation of earnings per share. The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Income allocated to these participating securities is excluded from net earnings allocated to common shares. There were no participating securities outstanding during the years ended September 30, 2014, 2013 and 2012.
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

Components of basic and diluted (loss) earnings per share and excluded anti-dilutive potential common shares are as follows:

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP, Inc. (A)	$47,686	$68,453	$149,198
Loss from discontinued operations, net of tax (B)	(93,426)	(34,376)	(5,490)
Net (loss) income attributable to EZCORP (C)	$(45,740)	$34,077	$143,708

Weighted average outstanding shares of common stock (D)	54,148	53,657	50,877
Dilutive effect of stock options and restricted stock	144	80	256
Weighted average common stock and common stock equivalents (E)	54,292	53,737	51,133

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations (A / D)	$0.88	$1.28	$2.93
Discontinued operations (B / D)	(1.72)	(0.64)	(0.11)
Basic (loss) earnings per share (C / D)	$(0.84)	$0.64	$2.82

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations (A / E)	$0.88	$1.27	$2.92
Discontinued operations (B / E)	(1.72)	(0.64)	(0.11)
Diluted (loss) earnings per share (C / E)	$(0.84)	$0.63	$2.81

Potential common shares excluded from the calculation of diluted (loss) earnings per share:
Stock options and restricted stock	208	—	56
Warrants	14,317	—	—
Total potential common shares excluded	14,525	—	56
NOTE 5: STRATEGIC INVESTMENTS
Cash Converters International Limited
At September 30, 2014, we owned 136,848,000 shares, or approximately 32%, of Cash Converters International Limited (“Cash Converters International”), a company headquartered in Perth, Australia, publicly traded on the Australian Stock Exchange. Cash Converters International franchises and operates a worldwide network of over 750 specialty financial services and retail stores that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods, with significant store concentrations in Australia and the United Kingdom. Those shares include 12,430,000 shares that we acquired in November 2012 for approximately $11.0 million in cash as part of a share placement. Our total investment in Cash Converters International was acquired between November 2009 and November 2012 for approximately $68.8 million.
We account for our investment in Cash Converters International using the equity method. Since Cash Converters International’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Cash Converters International files semi-annual financial reports with the Australian Securities & Investments Commission for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our fiscal years ended September 30, 2014, 2013 and 2012 represents our percentage interest in the results of Cash Converters International’s operations from July 1, 2013 to June 30, 2014 and July 1, 2012 to June 30, 2013, and July 1, 2011 to June 30, 2012, respectively.

In fiscal 2014, 2013 and 2012 our equity in Cash Converters International’s net income was $7.1 million, $9.6 million and $9.9 million, respectively. Additionally, in fiscal 2014, 2013 and 2012 we recorded dividends from Cash Converters International of $5.1 million, $5.1 million and $4.4 million, respectfully. Cash Converters International’s accumulated undistributed after-tax earnings included in our consolidated retained earnings were $19.3 million at September 30, 2014.
In its functional currency of Australian dollars, Cash Converters International’s total assets increased 20% from June 30, 2013 to June 30, 2014 and its net income attributable to the owners of the parent decreased 26% for the fiscal year ended June 30, 2014. This decrease is primarily due to a decline in short-term personal lending as a result of regulatory changes in Australia. Cash Converters International sees these regulatory changes as an opportunity to capitalize on their strong compliance culture and critical mass in terms of stores and financing capability. The fiscal year ended June 30, 2014 reflects the continuing upward revenue trend that commenced in the prior year and Cash Converters International expects this trend to continue.
The following tables present summary financial information for Cash Converters International’s most recently reported results after translation to U.S. dollars (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	June 30,
	2014	2013
	(in thousands)
Current assets (1)	$207,415	$158,373
Non-current assets	178,764	153,279
Total assets	$386,179	$311,652

Current liabilities (1)	$95,242	$90,524
Non-current liabilities	60,441	451
Shareholders’ equity:
Equity attributable to owners of the parent	$233,788	$220,676
Non-controlling interest	(3,292)	1
Total liabilities and shareholders’ equity	$386,179	$311,652

(1) Subsequent to the issuance of Cash Converters International’s annual report dated June 30, 2013 and our annual report dated September 30, 2013 an entry was recorded by Cash Converters International reducing the previously reported current assets and current liability balance at June 30, 2013 by $5.2 million. As Cash Converters International is an equity method investment this adjustment had no effect on the results reported in our annual financial statements.

	Fiscal Year Ended June 30,
	2014	2013	2012
	(in thousands)
Gross revenues	$304,432	$280,059	$241,924
Gross profit	195,325	183,368	162,598
Profit attributable to:
Owners of the company	$22,206	$33,754	$30,366
Non-controlling interest	(2,809)	—	—
Profit for the year (net income)	$19,397	$33,754	$30,366
At September 30, 2014, the recorded balance of our investment in Cash Converters International, accounted for on the equity method, was $91.1 million. Because Cash Converters International publicly reports its financial results only semi-annually as of June 30 and December 31, the latest Cash Converters International figures available are as of June 30, 2014, at which point our equity in net assets of Cash Converters International was $73.6 million. The difference between the recorded balance and our equity in Cash Converters International’s net assets represents the $19.2 million of equity method goodwill, plus the cumulative difference resulting from Cash Converters International’s earnings, dividend payments and translation gains and losses since the dates of investment.
Albemarle & Bond Holdings, PLC
Prior to its bankruptcy reorganization, Albemarle & Bond was primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. In fiscal year 2014 and 2013 we owned 16,644,640 ordinary shares of

Albemarle & Bond, representing almost 30% of its total outstanding shares. We accounted for the investment using the equity method.

Albemarle & Bond’s fiscal year ended three months prior to ours; therefore, we reported the income from this investment on a three-month lag. When it was a publicly traded reporting company on the London Stock Exchange, Albemarle & Bond filed semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our fiscal years ended September 30, 2014, 2013 and 2012 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2013 to June 30, 2014, July 1, 2012 to June 30, 2013 and July 1, 2011 to June 30, 2012, respectively.
In fiscal 2014 our equity in Albemarle & Bond’s net loss was $1.2 million. In fiscal year 2013 and 2012, our equity in Albemarle & Bond’s net income was $2.3 million and $7.5 million, respectively. In fiscal 2014 we received no dividends from Albemarle & Bond. In fiscal year 2013 and 2012, we received dividends from Albemarle & Bond of $3.3 million and $3.3 million, respectively. Albemarle & Bond’s accumulated undistributed after-tax earnings included in our consolidated retained earnings were $25.4 million at September 30, 2014.
In March 2014, Albemarle & Bond entered into bankruptcy reorganization in the U.K., and on April 15, 2014 Albemarle & Bond announced that the majority of its business and assets had been sold. In fiscal year 2014 and 2013 we recognized other than temporary impairments of $7.9 million (5.4 million, net of taxes) and $42.5 million ($28.7 million, net of taxes) which brought our carrying value of this investment to zero and $9.4 million at September 30, 2014 and 2013 respectively.
The table below summarizes the carrying amount and fair value of each of these strategic investments at the dates indicated. These fair values for Cash Converters International at September 30, 2014 and 2013 are considered Level 1 estimates within the fair value hierarchy of FASB ASC 820-10-50, and were calculated as (a) the quoted stock price on the Australian Stock Exchange multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate at the dates indicated. We included no control premium for owning a large percentage of outstanding shares.
The fair value for Albemarle & Bond at September 30, 2014 is considered a Level 2 estimate within the fair value hierarchy of FASB ASC 820-10-50. We calculated the fair value based on Albemarle & Bond's announcement of limited, if any, value available to the ordinary shares of its stock, which was considered to be an unobservable input insignificant to the overall determination of the Albemarle & Bond fair value. The fair value for Albemarle & Bond at September 30, 2013 is considered a Level 2 estimate within the fair value hierarchy of FASB ASC 820-10-50. We calculated the fair value based on (a) the quoted average stock price of Albemarle & Bond over the two week period subsequent to the October 2013 announcement multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate as of the dates indicated during the post September 30, 2013 measurement date. We believe this measurement date allowed the market to react and adjust to the information released by Albemarle & Bond the first week of October 2013, as previously mentioned, and therefore resulted in a reasonable fair value as of September 30, 2013.

	September 30,
	2014	2013
	(in thousands of U.S. dollars)
Albemarle & Bond:
Carrying amount	$—	$9,439
Fair value	—	9,439
Cash Converters International:
Carrying amount	$91,098	$87,646
Fair value	128,956	165,663

NOTE 6: PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows:

	September 30,
	2014			2013
	Carrying Amount	Accumulated Depreciation	Net Book Value	Carrying Amount	Accumulated Depreciation	Net Book Value
	(in thousands)
Land	$4	$—	$4	$4	$—	$4
Buildings and improvements	95,365	(45,893)	49,472	119,489	(71,040)	48,449
Furniture and equipment	101,206	(54,498)	46,708	126,619	(76,227)	50,392
Capital lease equipment	1,600	(756)	844	1,600	(436)	1,164
Software	36,194	(30,136)	6,058	34,727	(27,261)	7,466
Construction in progress	2,814	—	2,814	8,806	—	8,806
Total	$237,183	$(131,283)	$105,900	$291,245	$(174,964)	$116,281
Income from continuing operations in fiscal 2014, 2013 and 2012 includes $29.8 million, $27.9 million and $21.9 million, respectively, of depreciation expense. Discontinued operations in fiscal 2014, 2013 and 2012 include $1.5 million, $1.8 million and $1.4 million, respectively, of depreciation expense. Included in these amounts for fiscal 2014, 2013 and 2012 is an aggregate of $2.6 million, $2.9 million and $2.9 million, respectively, of depreciation expense related to capitalized computer software.
Property and equipment at September 30, 2014 and 2013 includes approximately $1.6 million of equipment leased under a capital lease. Amortization of equipment under capital leases is included with depreciation expense and was $0.3 million, $0.3 million and $0.1 million for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.
At September 30, 2014, we recorded a $1.5 million ($1.4 million, net of taxes) impairment charge to long-lived assets related to our U.S. and Canada and Other International segments. This impairment charge was recorded under “Loss from discontinued operations, net of tax” in our consolidated statements of operations.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the balance of each major class of indefinite-lived intangible assets:

	September 30,
	2014	2013
	(in thousands)
Pawn licenses	$8,836	$8,836
Trade name	6,990	9,791
Domain name	13	215
Total	$15,839	$18,842
The following table presents the changes in the carrying value of goodwill, by segment, during the periods presented:

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances at September 30, 2012	$224,306	$110,401	$39,956	$374,663
Acquisitions	54,133	2,282	—	56,415
Measurement period adjustment*	4,792	—	—	4,792
Goodwill impairment	(32)	—	—	(32)
Effect of foreign currency translation changes	—	(2,474)	(64)	(2,538)
Balances at September 30, 2013	$283,199	$110,209	$39,892	$433,300
Goodwill impairment	(44,020)	—	(40,138)	(84,158)
Effect of foreign currency translation changes	—	(2,811)	246	(2,565)
Balances at September 30, 2014	$239,179	$107,398	$—	$346,577
*Measurement period adjustment related to Go Cash acquisition. See Note 3 for details.
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets:

	September 30,
	2014			2013
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value
	(in thousands)
Real estate finders’ fees	$1,500	$(713)	$787	$1,496	$(594)	$902
Non-compete agreements	3,823	(3,432)	391	4,070	(3,397)	673
Favorable lease	1,001	(484)	517	1,001	(387)	614
Franchise rights	1,432	(210)	1,222	1,551	(163)	1,388
Contractual relationship	16,179	(4,419)	11,760	16,619	(2,580)	14,039
Internally developed software	23,851	(5,092)	18,759	26,153	(4,065)	22,088
Deferred financing costs	19,236	(4,093)	15,143	11,647	(6,614)	5,033
Other	547	(341)	206	541	(315)	226
Total	$67,569	$(18,784)	$48,785	$63,078	$(18,115)	$44,963

In accordance with FASB ASC 350-20-35 Goodwill — Subsequent Measurement, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently when there are events or circumstances that indicate that it is more likely than not that an impairment exists. During the fourth quarter ended September 30, 2014, we performed our required annual impairment test and evaluated such events and circumstances and concluded that no goodwill or intangible asset impairment existed other than that described below.

At September 30, 2014, the calculated value of each of the reporting units in the U.S. & Canada segment exceeded their carrying values by more than 60%. For our reporting units in the Latin America segment, the calculated value of Grupo Finmart and Tuyo exceeded their carrying values by more than 30% and the calculated value of Empeño Fácil exceeded its carrying value by less than 10%. The carrying amount of Empeño Fácil’s goodwill is $9.3 million and represents 8% of the total goodwill in the Latin America segment at September 30, 2014.

At September 30, 2014, we recorded total pre-tax goodwill impairment charges of $84.2 million, of which $44.0 million ($28.2 million, net of taxes) related to our U.S. and Canada segment and $40.1 million (no tax effect) related to our other international segment as a result of the discontinued operations described in Note 2. At September 30, 2014, we recorded the following pre-tax charges: a $2.8 million (no tax effect) impairment charge to trade names related to our other international segment, a $0.2 million ($0.1 million, net of taxes) impairment charge to domain names related to our U.S. and Canada segment, and a $7.0 million ($4.5 million, net of taxes) and $0.3 million (no tax effect) impairment charge to internally developed software related to our U.S. and Canada and other international segments, respectively. We performed our impairment analysis utilizing the income approach. This approach uses future cash flows and estimated terminal values (discounted using a market participant perspective) to determine the fair value of each intangible asset. These impairment charges were recorded under “Loss from discontinued operations, net of tax” in our consolidated statements of operations.

Additionally, in September 2014, we recorded a $1.6 million impairment of internally developed software, included in “Administrative” expense in our consolidated statements of operations.

All recorded impairment charges are attributable to our fiscal 2014 fourth quarter plan to re-focus on our core businesses and discontinue our online lending business, which was approved by our Board of Directors on September 30, 2014. As a result of this plan, we discontinued our online lending business in the U.K. (conducted under the name “Cash Genie”) and our online lending business in the U.S. (referred to as “EZOnline”). See Note 2 for further detail on discontinued operations.
The amortization of most definite-lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to operations expense (rent expense) over the related lease terms. The deferred financing costs are amortized to interest expense over the life of the related debt instruments.
The following table presents the amount and classification of amortization recognized as expense in each of the periods presented:

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands)
Amortization expense in continuing operations	$5,475	$3,485	$1,956
Amortization expense in discontinued operations	1,818	1,776	23
Operations expense	111	108	138
Interest expense	5,137	$3,208	2,478
Total expense from the amortization of definite-lived intangible assets	$12,541	$8,577	$4,595
The following table presents our estimate of future amortization expense for definite-lived intangible assets:

Fiscal Year Ended September 30,	Amortization expense	Operations expense	Interest expense
	(in thousands)
2015	$6,024	$109	$2,460
2016	5,577	106	1,483
2017	5,333	106	865
2018	4,354	106	701
2019	3,653	78	212
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE 8: ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accounts payable and other accrued expenses consisted of the following:

	September 30,
	2014	2013
	(in thousands)
Trade accounts payable	$34,950	$22,014
Accrued payroll	14,768	9,333
Bonus accrual	6,300	7,528
Other payroll related expenses	4,137	4,265
Accrued interest	2,984	1,414
Accrued rent and property taxes	14,064	13,350
Accrual for expected losses on credit service letters of credit	4,708	2,623
Collected funds payable to unaffiliated lenders under credit service programs	1,026	1,036
Deferred revenues	6,189	5,252
Other accrued expenses	8,087	13,152
	$97,213	$79,967
Other current liabilities consisted of the following:

	September 30,
	2014	2013
	(in thousands)
Deferred consideration payable	$8,595	$11,524
Contingent consideration payable	—	10,813
	$8,595	$22,337

NOTE 9: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The following table presents our long-term debt instruments and balances under capital lease obligations outstanding at September 30, 2014 and 2013. The non-recourse debt matures at various months in the years so indicated in the table below:

	September 30, 2014		September 30, 2013
	Carrying Amount	Debt Premium (Discount)	Carrying Amount	Debt Premium
	(in thousands)
Recourse to EZCORP:
Domestic line of credit up to $200 million due 2015	$—	$—	$140,900	$—
2.125% Cash Convertible Senior Notes Due 2019	185,693	(44,307)	—	—
Cash Convertible Senior Notes Due 2019 embedded derivative	36,994	—	—	—
Capital lease obligations	418	—	924	—
Non-recourse to EZCORP:
Secured foreign currency debt up to $4 million due 2014	63	3	1,207	99
Secured foreign currency debt up to $9 million due 2014	86	—	—	—
Secured foreign currency debt up to $5 million due 2015	—	—	6,281	—
Secured foreign currency debt up to $9 million due 2016	4,796	—	—	—
Secured foreign currency debt up to $23 million due 2017	22,240	—	22,822	—
Consumer loans facility due 2017	—	—	31,951	—
Consumer loans facility due 2019	54,045	—	—	—
10% unsecured notes due 2013	—	—	503	—
15% unsecured notes due 2013	—	—	12,884	244
10% unsecured notes due 2014	1,158	—	8,925	—
11% unsecured notes due 2014	—	—	110	—
9% unsecured notes due 2015	29,875	—	16,068	—
10% unsecured notes due 2015	943	—	418	—
11% unsecured notes due 2015	4,897	—	—	—
15% secured notes due 2015	—	—	4,185	381
10% unsecured notes due 2016	118	—	121	—
12% secured notes due 2016	3,881	174	—	—
12% secured notes due 2020	22,314	—	—	—
Total	367,521	(44,130)	247,299	724
Less current portion	11,091	177	30,969	543
Total long-term debt and capital lease obligations	$356,430	$(44,307)	$216,330	$181
Domestic line of credit up to $200 million due 2015
On May 10, 2011, we entered into a senior secured credit agreement with a syndicate of five banks, replacing our previous credit agreement. Among other things, the new credit agreement provided for a four-year $175 million revolving credit facility that we could, under the terms of the agreement, request to be increased to a total of $225 million. Upon entering the new credit agreement, we repaid and retired our $17.5 million outstanding debt. On May 31, 2013, we amended the senior secured credit agreement to increase our revolving credit facility from $175 million to $200 million. No other terms of our senior secured credit agreement were modified.
Pursuant to the credit agreement, we could choose to pay interest to the lenders for outstanding borrowings at LIBOR plus 200 to 275 basis points or the banks’ base rate plus 100 to 175 basis points, depending on our leverage ratio computed at the end of each calendar quarter. On the unused amount of the credit facility, we paid a commitment fee of 37.5 to 50.0 basis points depending on our leverage ratio calculated at the end of each quarter. Terms of the credit agreement required, among other things, that we meet certain financial covenants, restrict dividend payments and limit other and non-recourse debt.

We used approximately $119.4 million of net proceeds from the 2.125% Cash Convertible Senior Notes offering, described below, to repay all outstanding borrowings under the senior secured credit agreement and terminated that agreement in June 2014.
Debt extinguishment expense of $0.7 million, included in “Interest expense (income), net” in our consolidated statements of operations, was recognized in the fiscal year ended September 30, 2014 as a result of the recognition of deferred financing costs associated with the terminated senior secured credit agreement.
2.125% Cash Convertible Senior Notes Due 2019
In June 2014, we issued $200 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the “Convertible Notes”). We granted the initial purchasers the option to purchase up to an additional $30 million aggregate principal amount of Convertible Notes. Such option was exercised in full on June 27, 2014, and we issued an additional $30 million principal amount of Convertible Notes on July 2, 2014. All of the Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year, commencing on December 15, 2014, and will mature on June 15, 2019 (the "Maturity Date").
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
We incurred transaction costs of approximately $9.9 million related to the issuance of the Convertible Notes, which we recorded as deferred financing costs and are included in “Intangible assets, net” in our consolidated balance sheets. Deferred financing costs are being amortized to interest expense using the effective interest method over the expected term of the Convertible Notes.
Under the terms of our Convertible Notes, payment of dividends requires a conversion rate adjustment equal to the conversion rate in effect immediately prior to the open of business on the ex-dividend date for such dividend multiplied by the last reported sale price of the Class A Non-voting Common Stock (“Class A Common Stock”) on the trading day immediately preceding the ex-dividend date for such dividend, divided by the difference between the last reported sale price of the Class A Common Stock on the trading day immediately preceding the ex-dividend date for such dividend and the amount in cash per share we distribute to all or substantially all holders of Class A Common Stock. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.
Convertible Notes Embedded Derivative
We account for the cash conversion feature of the Convertible Notes as a separate derivative instrument (the “Convertible Notes Embedded Derivative”), which had a fair value of $46.5 million on the issuance date that was recognized as the original issue discount of the Convertible Notes. This original issue discount is amortized to interest expense over the term of the Convertible Notes using the effective interest method. As of September 30, 2014, the Convertible Notes Embedded Derivative is recorded as a non-current liability under long-term debt, less current maturities in our consolidated balance sheets, and will be marked to market in subsequent reporting periods. The classification of the Convertible Notes Embedded Derivative liability as current or non-current on the consolidated balance sheets corresponds with the classification of the net balance of the Convertible Notes as discussed below.
The Convertible Notes are convertible into cash, subject to satisfaction of certain conditions and during the periods described below, based on an initial conversion rate of 62.2471 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $16.065 per share of our Class A Common Stock). Upon conversion of a note, we will pay cash based on a daily conversion value calculated on a proportionate basis for each trading day in the applicable 80 trading day observation period as described in the Indenture. The conversion rate will not be adjusted for any accrued and unpaid interest.
Holders may surrender their Convertible Notes for conversion into cash prior to December 15, 2018 only under the following circumstances (the “Early Conversion Conditions”): (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2014 (and only during such fiscal quarter), if the last reported sale price of our Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price, as defined in the Indenture, per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A Common Stock and the conversion rate on such trading day; or (3) upon the occurrence of specified corporate events, as defined in the Indenture. On or after December 15, 2018 until the close of business on the second scheduled trading day immediately preceding the Maturity Date, holders may convert their notes into cash at any time, regardless of the foregoing circumstances.
If a holder elects to convert its Convertible Notes in connection with certain make-whole fundamental changes, as that term is defined in the Indenture, that occur prior to the Maturity Date, we will, in certain circumstances, increase the conversion rate for Convertible Notes converted in connection with such make-whole fundamental changes by a specified number of shares of Class A Common Stock. In addition, the conversion rate is subject to customary anti-dilution adjustments (for example, certain dividend distributions or tender or exchange offer of our Class A Common Stock).
Upon the occurrence of a fundamental change, as defined in the Indenture, holders may require us to repurchase for cash all or any portion of the then outstanding Convertible Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.
Impact of Early Conversion Conditions on Financial Statements
As of September 30, 2014, the Convertible Notes are not convertible because the Early Conversion Conditions described above have not been met. Accordingly, the net balance of the Convertible Notes of $185.7 million is classified as a non-current liability in our consolidated balance sheets as of September 30, 2014. The classification of the Convertible Notes as current or non-current on the consolidated balance sheet is evaluated at each balance sheet date and may change from time to time depending on whether one of the Early Conversion Conditions has been met.
If one of the Early Conversion Conditions is met in any future fiscal quarter, we would classify our net liability under the Convertible Notes as a current liability on the consolidated balance sheets as of the end of that fiscal quarter. If none of the Early Conversion Conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the Maturity Date, we would classify our net liability under the Convertible Notes as a non-current liability on the consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their Convertible Notes prior to maturity, any unamortized discount and transaction costs will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2014, we would have recorded an expense of $53.7 million associated with the conversion, comprised of $44.3 million of unamortized debt discount and $9.4 million of unamortized debt issuance costs. As of September 30, 2014, none of the note holders had elected to convert their Convertible Notes.
Convertible Notes Hedges
In connection with the issuance of the Convertible Notes, we purchased cash-settled call options (the “Convertible Notes Hedges”) in privately negotiated transactions with certain of the initial purchasers or their affiliates (in this capacity, the “option counterparties”). The Convertible Notes Hedges provide us with the option to acquire, on a net settlement basis, approximately 14.3 million shares of our Class A Common Stock at a strike price of $16.065, which is equal to the number of shares of our Class A Common Stock that notionally underlie the Convertible Notes and corresponds to the conversion price of the Convertible Notes. The Convertible Notes Hedges have an expiration date that is the same as the Maturity Date of the Convertible Notes, subject to earlier exercise. The Convertible Notes Hedges have customary anti-dilution provisions similar to the Convertible Notes. If we exercise the Convertible Notes Hedges, the aggregate amount of cash we will receive from the option counterparties to the Convertible Notes Hedges will cover the aggregate amount of cash that we would be required to pay to the holders of the converted Convertible Notes, less the principal amount thereof. As of September 30, 2014, we have not purchased any shares under the Convertible Notes Hedges.
The aggregate cost of the Convertible Notes Hedges was $46.5 million (or $21.3 million net of the total proceeds from the Warrants sold, as discussed below). The Convertible Notes Hedges are accounted for as a derivative asset and are recorded on the consolidated balance sheets at their estimated fair value in other assets, net. The fair value was $37.0 million as of September 30, 2014. The Convertible Notes Embedded Derivative liability and the Convertible Notes Hedges asset will be adjusted to fair value each reporting period and unrealized gains and losses will be reflected in the consolidated statements of operations. The Convertible Notes Embedded Derivative and the Convertible Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments are expected to offset and not have a net impact on the consolidated statements of operations.
The classification of the Convertible Notes Hedges asset as current or long-term on the consolidated balance sheet corresponds with the classification of the Convertible Notes, which is evaluated at each balance sheet date and may change from time to time depending on whether one of the Early Conversion Conditions has been met.
Convertible Notes Warrants
In connection with the issuance of the Convertible Notes, we also sold net-share-settled warrants (the “Warrants”) in privately negotiated transactions with the option counterparties for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share, for total proceeds of $25.1 million, net of issuance costs, which was recorded as an increase in stockholders' equity. The Warrants have customary anti-dilution provisions similar to the Convertible Notes. As a result of the Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter. The Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the Warrants, we will issue shares of Class A non-voting common stock to the purchasers of the Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement. As of September 30, 2014, there were 14.3 million warrants outstanding.
Convertible Notes Interest Expense
Total interest expense for the fiscal year ended September 30, 2014 was $3.5 million, composed of contractual interest expense and debt discount amortization of $1.4 million and $2.1 million, respectively. The effective interest rate for the fiscal year ended September 30, 2014 was 7%.
As of September 30, 2014, the remaining unamortized issuance discount will be amortized over the next five years assuming no early conversion.
Non-recourse debt to EZCORP, Inc.
On January 30, 2012, we acquired a 60% ownership interest in Grupo Finmart. On June 30, 2014, we acquired an additional 16% of the ordinary shares outstanding of Grupo Finmart, increasing our ownership percentage from 60% to 76%. Non-recourse debt amounts in the table above represent Grupo Finmart’s third-party debt. All unsecured notes are collateralized with Grupo Finmart’s assets. All foreign currency debt is guaranteed by Grupo Finmart's loan portfolio or collateralized cash at Grupo Finmart’s option. As of September 30, 2014, Grupo Finmart’s foreign currency debt was guaranteed by consumer loans totaling $13.9 million, included in “Consumer loans, net” and “Non-current consumer loans, net” in our consolidated balance sheets, and collateralized cash totaling $37.7 million, included in “Restricted cash” and “Restricted cash, non-current” in our consolidated balance sheets.
Interest on secured foreign currency debt due 2014 and 2016 is charged at the Mexican Interbank Equilibrium ("TIIE") plus a margin varying from 3% to 10%. The secured foreign currency debt due 2014 requires monthly payments of $0.1 million with remaining principal due at maturity. The 12% secured notes due 2016 and secured foreign currency line of credit due 2016 each requires monthly payments of $0.2 million, with the remaining principal due at maturity. The secured foreign currency debt due 2017 has a 14.5% interest rate, requires monthly payments of $1.9 million, and the remaining principal is due at maturity. The 12% secured notes due 2020 require monthly payments of $1.2 million with the remaining principal due at maturity.
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
Consumer loans facility due 2017
On July 10, 2012, Grupo Finmart entered into a securitization transaction to transfer the collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash on a non-recourse basis. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The securitization agreement calls for a two-year revolving period in which the trust will use principal collections of the consumer loan portfolio to acquire additional collection rights up to $115.4 million in eligible loans from Grupo Finmart. Upon the termination of the lending period, the collection received by the trust will be used to repay the debt. Grupo Finmart will continue to service the underlying loans in the trust. On February 17, 2014, Grupo Finmart repaid this facility. In connection with this repayment, we wrote off the deferred financing costs related to this facility.
Consumer loans facility due 2019
On February 17, 2014, Grupo Finmart entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The unrestricted cash received from this borrowing in the amount of $35.5 million was primarily used to repay the previous securitization borrowing facility due 2017 and the transaction costs associated with this transaction. The cash proceeds of approximately $20.6 million is restricted primarily for $17.9 million of collection rights on the additional eligible loans from Grupo Finmart, which Grupo Finmart expects to deliver to the trust within the next 12 months, and $2.7 million of interest and trust maintenance costs to be recovered at repayment. The restricted cash proceeds of $17.9 million are recourse to Grupo Finmart unless additional eligible loans are delivered within the two year period specified in the agreement. The borrowing facility has a two year lending period and matures on March 19, 2019. Upon the termination of the lending period, Grupo has an option to start prepaying the principle early from the collection received by the trust. Grupo Finmart will continue to service the underlying loans in the trust.

Deferred financing costs related to the new consumer loans facility totaling approximately $2.6 million are included in “Intangible assets, net” on our consolidated balance sheets and are being amortized to interest expense over the term of the agreement.

Grupo Finmart is the primary beneficiary of the securitization trust because Grupo Finmart has the power to direct the most significant activities of the trust through its role as servicer of all the receivables held by the trust and through its obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we consolidate the trust.

As of September 30, 2014, borrowings under the securitization borrowing facility due 2019 amounted to $54 million. Interest is charged at TIIE plus a 2.5% margin, or a total of 5.8% as of September 30, 2014.
9% unsecured notes due 2015
On May 15, 2013, Grupo Finmart issued and sold $30 million of 9% Global Registered Notes due November 16, 2015. Notes with an aggregate principal amount of $14 million were purchased by EZCORP and, therefore, eliminated in consolidation in prior periods. On March 31, 2014, EZCORP sold its outstanding notes in the amount of $11.7 million to an outside party, thereby increasing the total consolidated notes balances. As a result of this transaction we recorded a loss of $0.7 million, which is included under “(Gain) loss on sale or disposal of assets” in our consolidated statements of operations as of September 30, 2014. Grupo Finmart used a portion of the net proceeds of the offering to repay existing indebtedness, and used the remaining portion for general operating purposes.
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

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands)
Shares issued due to acquisitions	—	1,965	635
Shares issued due to purchase of subsidiary shares from noncontrolling interest	—	592	—
Our net income includes the following compensation costs related to our stock compensation arrangements:

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands)
Gross compensation costs:
Restricted stock	$7,341	$7,314	$6,714
Total gross compensation costs	7,341	7,314	6,714
Income tax benefits:
Stock options	—	—	(39)
Restricted stock	(3,576)	(2,460)	(2,164)
Total income tax benefits	(3,576)	(2,460)	(2,203)
Net compensation expense	$3,765	$4,854	$4,511
All options and restricted stock relate to our Class A Common Stock.
Our non-employee directors are eligible for grants of restricted stock awards and non-qualified stock options. No options have been granted to the non-employee directors since fiscal 2007. The restricted stock awards that have been granted to the non-employee directors in fiscal 2014, 2013 and 2012 vest over two years from the date of grant (50% on or about the first anniversary of the date of grant and 50% on or about the second anniversary). Restricted stock awards, non-qualified options and incentive stock options have been granted to our officers and employees under our 1998, 2003, 2006 and 2010 Incentive Plans. A portion of the restricted stock awards granted in fiscal 2014, 2013 and 2012 contain both performance and time-based vesting provisions.
On May 1, 2010 our Board of Directors approved the adoption of the EZCORP, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan permits grants of options, restricted stock awards and stock appreciation rights covering up to 1,575,750 shares of our Class A Common Stock plus any shares that become available for issuance under either the 2010 Plan or prior plans as a result of forfeitures or cancellations of awards without delivery of shares or as a result of withholding shares to satisfy tax withholding obligations. We generally issue newly issued shares to satisfy stock option exercises and restricted stock awards. At September 30, 2014, 521,794 shares were available for grant under the 2010 Plan. We measure the fair value of restricted stock awards based on the closing market price of the Class A Common Stock as of the grant date.

The following is a summary of the restricted stock award activity for the fiscal year ended September 30, 2014:

	Shares	Weighted Average Grant Date Fair Value
Outstanding at September 30, 2013	1,210,808	$19.06
Granted	514,056	14.58
Released*	(455,133)	16.76
Forfeited	(584,180)	19.86
Outstanding at September 30, 2014	685,551	$19.82
* Approximately 154,000 shares were withheld to satisfy related federal income tax withholding.

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in millions except per share amounts)
Weighted average grant-date fair value per share granted	$14.58	$20.43	$29.22
Total grant date fair value of shares vested	$7.6	$10.7	$4.1
At September 30, 2014, the unamortized fair value of restricted stock awards to be amortized over their remaining vesting periods was approximately $15.6 million and the fair value of all options had been fully amortized to expense. The weighted average period over which these costs will be amortized is two years.
The following is a summary of the option activity for the fiscal year ended September 30, 2014:

	Shares	Weighted Average Exercise Price
Outstanding at September 30, 2013	100	$2.95
Exercised	(100)	2.95
Outstanding at September 30, 2014	—	$—

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in millions except share amounts)
Shares issued due to stock option exercises	100	18,000	204,298
Proceeds due to stock option exercises	$—	$0.05	$0.65
Tax benefit from stock option exercises	$—	$—	$1.10
Intrinsic value of stock options exercised	$—	$0.28	$5.65
On March 25, 2014, following the shareholders' approval, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized Class A Common Stock from 55,550,000 to 100,000,000.
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
In June 2014, in connection with the issuance of the Convertible Notes discussed in Note 9, we repurchased 1.0 million shares of outstanding Class A Common Stock in privately negotiated transactions for an aggregate purchase price of $11.9 million. We recognized the total amount of the repurchased shares in Treasury Stock on our consolidated balance sheets. In July 2014, we retired all 1.0 million of the previously repurchased shares. At September 30, 2014, total outstanding Treasury Stock on our consolidated balance sheets was zero.

NOTE 11: REDEEMABLE NONCONTROLLING INTEREST
The following table provides a summary of the activities in our redeemable noncontrolling interest during the years ended September 30, 2014 and 2013:

Redeemable Noncontrolling Interest
(in thousands)
Balance as of September 30, 2012	$53,681
Acquisition of redeemable noncontrolling interest	2,836
Sale of additional shares to parent	(9,531)
Net income attributable to redeemable noncontrolling interest	4,348
Contribution to maintain ownership percentage	6,135
Foreign currency translation adjustment attributable to noncontrolling interest	(2,017)
Effective portion of cash flow hedge	(59)
Balance as of September 30, 2013	$55,393
Sale of additional shares to parent	(23,181)
Net income attributable to redeemable noncontrolling interest	4,208
Foreign currency translation adjustment attributable to noncontrolling interest	(768)
Effective portion of cash flow hedge	(154)
Balance as of September 30, 2014	$35,498
On November 1, 2012, we acquired a 51% interest in TUYO (see Note 3 for details). On January 1, 2014, we acquired an additional 8% interest in TUYO for $1.1 million, increasing our ownership percentage to 59%.
On November 14, 2012, we acquired an additional 23% of the ordinary shares outstanding of Cash Genie, our U.K. online lending business, for $10.4 million, increasing our ownership percentage from 72% to 95%, with the remaining 5% held by local management. The consideration paid to the selling shareholder was paid in the form of 592,461 shares of EZCORP Class A Common Stock. This transaction was treated as an equity transaction and not an adjustment to the purchase price of the initial controlling interest acquisition of Cash Genie. On August 1, 2013, we acquired the remaining ordinary shares that were held by local management for $0.6 million. As of August 1, 2013, we own 100% of Cash Genie's ordinary shares.
On April 1, 2013, Grupo Finmart completed a $15.3 million equity offering to its existing shareholders for the purpose of strengthening its balance sheet as it continues to seek additional debt to fund loan originations. We invested $9.2 million with the noncontrolling interest shareholders investing the remaining $6.1 million, which maintained our ownership at 60% and the noncontrolling shareholders' ownership at 40%. On June 30, 2014, we acquired an additional 16% of the ordinary shares outstanding of Grupo Finmart for $28.7 million, increasing our ownership percentage from 60% to 76%, with the remaining 24% held by minority shareholders.
All transactions with noncontrolling interest shareholders subsequent to the initial acquisition were treated as equity transactions and not as adjustments to the purchase prices of the initial controlling interest acquisitions.

NOTE 12: INCOME TAXES
The following table shows the significant components of the income tax provision from continuing operations:

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands)
Current:
Federal	$24,286	$38,606	$60,256
State and foreign	8,493	5,954	9,108
	32,779	44,560	69,364
Deferred:
Federal	(6,866)	(17,772)	3,337
State and foreign	(5,107)	2,794	(1,536)
	(11,973)	(14,978)	1,801
Total income tax expense	$20,806	$29,582	$71,165
The following table shows a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes attributable to continuing operations:

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands)
Income taxes at the federal statutory rate	$25,369	$31,959	$77,789
Non-deductible expense related to incentive stock options	—	—	(633)
State income tax, net of federal benefit	765	1,093	349
Change in valuation allowance	164	659	2,242
Federal tax credits	(124)	(314)	(922)
Foreign tax credit	(2,174)	(3,263)	(4,342)
Effect of permanently reinvesting foreign earnings	(3,322)	(606)	(3,820)
Other	128	54	502
Total income tax expense	$20,806	$29,582	$71,165
Effective tax rate	29%	29%	31%
Our effective tax rates were approximately 29%, 29% and 31% for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

The following table shows significant components of our deferred tax assets and liabilities:

	September 30,
	2014	2013
	(in thousands)
Deferred tax assets:
Albemarle & Bond loss carryforward	$5,736	$15,921
Tax over book inventory	15,250	12,521
Accrued liabilities	18,875	13,879
Pawn service charges receivable	143	3,450
Book over tax amortization	1,581	—
State and foreign net operating loss carry-forwards	198	659
Total deferred tax assets	41,783	46,430
Deferred tax liabilities:
Tax over book amortization	—	12,593
Foreign income and dividends	476	5,411
Tax over book depreciation	5,669	2,928
Stock compensation	74	1,441
Prepaid expenses	1,388	1,359
Total deferred tax liabilities	7,607	23,732
Net deferred tax asset	34,176	22,698
Valuation allowance	(164)	(659)
Net deferred tax asset	$34,012	$22,039
Deferred taxes are not provided for temporary differences of approximately $16.8 million representing earnings of non-U.S. subsidiaries intended to be permanently reinvested outside the U.S. We estimate that, upon distribution of our share of these earnings, we would be subject to U.S. income taxes of approximately $2.7 million as of September 30, 2014. At September 30, 2014 and 2013, we provided deferred income taxes on all undistributed earnings from Cash Converters International, and recorded dividends of approximately $5.1 million and $5.1 million, respectively. Any taxes paid to foreign governments on these earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.
Under FASB ASC 740-10-25 Accounting for Uncertainty in Income Taxes, a tax position must be more-likely-than-not to be sustained upon examination, based on the technical merits of the position to be recognized in the financial statements. In making the determination of sustainability, we must presume the appropriate taxing authority with full knowledge of all relevant information will examine tax positions. FASB ASC 740-10-25 also prescribes how the benefit should be measured, including the consideration of any penalties and interest. It requires that the standard be applied to the balances of tax assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of equity.
We recognize interest and penalties related to unrecognized tax benefits as “Income tax expense” in our consolidated statements of operations, which were nominal during fiscal 2014, 2013 and 2012.
We are subject to U.S., Mexico, U.K. and Canada income taxes as well as to income taxes levied by various state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2009. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations.
NOTE 13: RELATED PARTY TRANSACTIONS
Agreements with Madison Park
For each of the past three fiscal years, we entered into one-year advisory services agreements with Madison Park, LLC, a business and financial advisory firm wholly owned by Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Common Stock, pursuant to which, Madison Park provided advisory services related to our business and long-term strategic plan, including (a) identifying, evaluating and negotiating potential acquisitions and strategic alliances, (b) assessing operating and strategic objectives, including new business development, (c) assisting in international business development and strategic investment opportunities, (d) analyzing financial condition and results of operations, evaluating strengths and weaknesses of financial performance and recommending measures to improve performance, (e) advising on dividend policy and corporate transactions, (f) providing briefings on business strategy, (g) advising on investor relations and relations with investment bankers, securities analysts and other members of the financial services industry and (h) performing such other services as we may reasonably request. Pursuant to the agreements, the annual fee for the services, recorded in “Administrative” expense in our consolidated statements of operations, was $7.2 million in fiscal 2014, $7.2 million in fiscal 2013 and $6.0 million in fiscal 2012. There were no accrued fees recorded in our consolidated balance sheets as of September 30, 2014 and 2013.
Prior to entering into each of those Madison Park agreements and pursuant to our Policy for Review and Evaluation of Related Party Transactions, the Audit Committee of our Board of Directors implemented measures designed to ensure that the agreement was considered, analyzed, negotiated and approved objectively. Those measures included the engagement of an independent financial advisory firm to counsel and advise the committee in the course of its consideration and evaluation of the Madison Park relationship and the proposed agreement and the receipt of a fairness opinion with respect to the consideration to be paid to Madison Park pursuant to the agreement.
In each case, after consideration and discussion of a number of factors, the information and fairness opinion provided by its independent financial advisory firm, and the relationships and the interests of Mr. Cohen, the Audit Committee concluded that the proposed agreement was fair to, and in the best interests of, the company and its stockholders and, on that basis, approved the engagement of Madison Park pursuant to the agreement.
On May 20, 2014 and as permitted by the agreement, we issued a 30-day notice of termination to Madison Park, and the advisory services agreement for fiscal 2014 was terminated effective June 19, 2014. During fiscal 2014, prior to the termination of the agreement on June 19, 2014, we paid $5.2 million in fees pursuant to the agreement.
Agreements with LPG Limited
For fiscal 2013 and fiscal 2014, we entered into one-year consulting agreements with LPG Limited (HK) (“LPG Limited”), a business and financial advisory firm wholly-owned by Lachlan P. Given, who is currently Executive Vice Chairman and a director. Under the agreements, LPG Limited provided a variety of consulting and advisory services to the Company, and we paid LPG Limited total fees of $259,000 in fiscal 2014 (prior to the termination of the agreement in June 2014) and $480,000 in fiscal 2013. These agreements were entered into, and the fiscal 2014 agreement was terminated, prior to Mr. Given’s appointment to our Board of Directors in July 2014.
NOTE 14: LEASES
We lease various facilities and certain equipment under capital and operating leases. We also sublease some of the above facilities. Future minimum rentals due under non-cancelable leases and annual future minimum rentals expected under subleases are as follows:

	September 30, 2014
	Operating Lease Payments	Capital Lease Payments	Sublease Revenue
	(in thousands)
2015	$58,421	$443	$156
2016	49,553	—	58
2017	37,453	—	—
2018	26,222	—	—
2019	17,681	—	—
Thereafter	48,388	—	—
	$237,718	$443	$214
Future minimum capital lease payments total $0.4 million which includes a nominal amount of interest. The present value of net minimum capital lease payments as of September 30, 2014 was $0.4 million.
After an initial lease term of generally three to 10 years, our lease agreements typically allow renewals in three to five-year increments. Our lease agreements generally include rent escalations throughout the initial lease term. Rent escalations are included in the above numbers. For financial reporting purposes, the aggregate rentals over the lease term, including lease renewal options that are reasonably assured, are expensed on a straight-line basis.

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands)
Gross rent expense from continuing operations	$68,132	$62,673	$53,442
Sublease rent revenue from continuing operations	(263)	(217)	(181)
Net rent expense from continuing operations	$67,869	$62,456	$53,261
Prior to fiscal 2008, we completed several sale-leaseback transactions of previously owned facilities. Losses on sales were recognized immediately, and gains were deferred and are being amortized as a reduction of lease expense over the terms of the related leases. The remaining unamortized long-term portion of these deferred gains, amounting to $1.0 million and $1.4 million at September 30, 2014 and 2013, respectively, is included in “Deferred gains and other long-term liabilities” in our consolidated balance sheets. The short-term portion, included in “Accounts payable and other accrued expenses” in our consolidated balance sheets, was $0.4 million at September 30, 2014 and 2013. Future rentals on these sale-leasebacks are included in the above schedule of future minimum rentals. Terms of these leases are consistent with the terms on our other lease agreements.
NOTE 15: EMPLOYMENT AGREEMENTS
Paul E. Rothamel, our former President and Chief Executive Officer, had an employment agreement that provided for certain benefits (principally, a payment equal to one year of then-current base salary plus, in some cases, the prorated annual incentive bonus at target amount) if Mr. Rothamel’s employment was terminated under certain circumstances. This employment agreement was terminated on July 18, 2014, and we and Mr. Rothamel are still in discussion regarding the severance benefits payable under the agreement.
In June 2014, the Board of Directors approved two plans that provide severance benefits to certain senior executives (including the executive officers).

•
As approved, the EZCORP, Inc. Change in Control Severance Plan provides certain of our senior executives with certain severance benefits if (1) the executive’s employment is either terminated by the Company for any reason other than Cause (as defined in the plan) and (2) such termination of employment occurs within two years after a “Change in Control” of the Company or prior to, but in connection with, a potential Change in Control. The term “Change in Control” is defined in the plan and includes not only a change in beneficial ownership of our voting stock, but also certain changes in the composition of the Board of Directors. To date, a Change in Control (as defined in the plan) has not occurred, and there are no current participants in the plan.

•
As approved, the EZCORP, Inc. Executive Severance Pay Plan provided participants with certain severance benefits in non-change in control circumstances, generally if the participant’s employment was either terminated by the Company for any reason other than Cause (as defined in the plan), death, disability or mandatory retirement or terminated by the participant for Good Reason (as defined in the plan). The original participants in the plan included certain of our senior executives. The plan was intended to replace various severance arrangements that were otherwise reflected in offer letters and other documents. On August 25, 2014, the Board of Directors terminated the Executive Severance Pay Plan and reinstated the various severance arrangements that existed prior to the adoption of the plan.

As of September 30, 2014, we provide the following severance benefits to our executive officers:

•	Each of our executive officers will receive salary continuation for one year if his or her employment is terminated without cause.

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
The following table presents matching contribution information for our 401(k) Plan:

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands)
Matching contributions to EZCORP Inc. 401(k) Plan and Trust	$570	$557	$459
We also provide a non-qualified Supplemental Executive Retirement Plan for selected executives. Funds in the Supplemental Executive Retirement Plan vest over three years from the grant date, with one-third vesting each year. All of a participant’s Supplemental Executive Retirement Plan funds from all grants vest 100% in the event of the participant’s death or disability or the termination of the plan due to a change in control. In addition, the Supplemental Executive Retirement Plan funds are 100% vested when a participant attains his or her normal retirement age (generally 60 years old and five years of active service) while actively employed by us. Expense of contributions to the Supplemental Executive Retirement Plan is recognized based on the vesting schedule.
The following table provides contribution and amortized expense amounts related to the Supplemental Executive Retirement Plan:

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands)
Contributions to the Supplemental Executive Retirement Plan	$499	$1,069	$938
Amortized expense due to Supplemental Executive Retirement Plan	484	988	807
NOTE 17: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including the following. While we cannot determine the ultimate outcome of any of these matters, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome. We have not recorded a liability for any of these matters as of September 30, 2014 because we do not believe at this time that any loss is probable or that the amount of any loss can be reasonably estimated.
Shareholder derivative litigation — On July 28, 2014, Lawrence Treppel, a purported holder of Class A Non-voting Common Stock, filed a derivative action in the Court of Chancery of the State of Delaware styled Treppel v. Cohen, et al. (C.A. No. 9962-VCP). The complaint, as originally filed and as amended on September 23, 2014, names as defendants Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Voting Common Stock; several current and former members of our Board of Directors (Joseph J. Beal, Sterling B. Brinkley, John Farrell, Pablo Lagos Espinosa, William C. Love, Thomas C. Roberts and Paul E. Rothamel); three entities controlled by Mr. Cohen (MS Pawn Limited Partnership, the record holder of our Class B Voting Common Stock; MS Pawn Corporation, the general partner of MS Pawn Limited Partnership; and Madison Park LLC); and EZCORP, Inc., as nominal defendant. The amended complaint asserts the following claims:

•
Claims against the current and former Board members for breach of fiduciary duties and waste of corporate assets in connection with the Board’s decision to enter into advisory services agreements with Madison Park from October 2004 to June 2014;

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
On October 13, 2014, motions to dismiss were filed on behalf of each defendant, and on November 12, 2014, the defendants filed their opening briefs in support of the motions to dismiss. Reply and follow-up briefs on the motions to dismiss are expected to be filed by early January 2015. On November 13, 2014, pursuant to the parties’ stipulation, the court dismissed the action as to Mr. Brinkley, Mr. Rothamel and Mr. Lagos.
We intend to continue to defend vigorously against the claims asserted in this lawsuit. Although the lawsuit does not seek relief against the Company, we have certain indemnification obligations to the other defendants (including Madison Park and Mr. Cohen), which obligations include the payment of attorney’s fees in advance of the outcome. We cannot predict the outcome of this lawsuit, or the amount of time and expense that will be required to resolve it.
Federal securities litigation — On August 22, 2014, Jason Close, a purported holder of Class A Non-voting Common Stock, for himself and on behalf of other similarly situated holders of Class A Non-voting Common Stock, filed a lawsuit in the United States District Court for the Southern District of New York styled Close v. EZCORP, Inc., et al. (Case No. 1:14-cv-06834-ALC). The complaint names as defendants EZCORP, Inc., Paul E. Rothamel (our former chief executive officer) and Mark Kuchenrither (our current chief financial officer and our chief financial officer) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In general, the complaint alleges that the implementation of certain strategic and growth initiatives were less successful than represented by the defendants, that certain of the Company’s business units and investments were not performing as well as represented by the defendants and that, as a result, the defendants’ disclosures and statements about the Company’s business and operations were materially false and misleading at all relevant times.
On October 17, 2014, the Automotive Machinists Pension Plan, also purporting to be the holder of Class A Non-voting Common Stock and acting for itself and on behalf of other similarly situated holders of Class A Non-voting Common Stock, filed a lawsuit in the United Stated District Court for the Southern District of New York styled Automotive Machinists Pension Plan v. EZCORP, Inc., et al (Case No. 1:14-cv-8349-ALC). The complaint names EZCORP, Inc., Mr. Rothamel and Mr. Kuchenrither as defendants, but also names Mr. Cohen and MS Pawn Limited Partnership. The complaint likewise asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, alleging generally that (1) EZCORP and the officer defendants (Mr. Rothamel and Mr. Kuchenrither) issued false and misleading statements and omissions concerning the business and prospects, and compliance history, of the Company’s online lending operations in the U.K. and the nature of the Company’s consulting relationship with entities owned by Mr. Cohen and the process the Board of Directors used in agreeing to it, and (2) Mr. Cohen and MS Pawn Limited Partnership, as controlling persons of EZCORP, participated in the preparation and dissemination of the Company’s disclosures and controlled the Company’s business strategy and activities.
On October 21, 2014, the plaintiff in the Automotive Machinists Pension Plan action filed a motion to consolidate the Close action and the Automotive Machinists Pension Plan action and to appoint the Automotive Machinists Pension Plan as the lead plaintiff. On November 18, 2014, the court consolidated the lawsuits under the caption In Re EZCORP, Inc. Securities Litigation (Case No. 1:14-cv-06834-ALC) and set a deadline for December 9, 2014 for interested parties to move to be appointed lead plaintiff and lead counsel.
We expect that the Close action and the Automotive Machinists Pension Plan action will be consolidated. The consolidated case is at a very early procedural stage. We cannot predict the outcome of the litigation, but we intend to defend vigorously against all allegations and claims.
SEC Investigation — On October 23, 2014, we received a notice from the Fort Worth Regional Office of the SEC that it was conducting an investigation into certain matters involving EZCORP, Inc. The notice was accompanied by a subpoena, directing us to produce a variety of documents, including all minutes and materials related to Board of Directors and Board committee meetings since January 1, 2009 and all documents and communications relating to our historical advisory services relationship with Madison Park (the business advisory firm owned by Mr. Cohen) and LPG Limited (a business advisory firm owned by Lachlan P. Given, our current Executive Vice Chairman and a current member of our Board of Directors). The SEC has also issued subpoenas to current and former members of our Board of Directors requesting production of similar documents. We have provided a number of documents in response to the subpoena and are cooperating fully with the SEC in its investigation.

NOTE 18: QUARTERLY INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in thousands, except per share amounts)
Year Ended September 30, 2014
Total revenues	$263,039	$250,682	$232,602	$242,209
Net revenues	163,857	158,479	149,951	142,810
(Loss) income from continuing operations, net of tax	27,889	9,832	14,904	(731)
Loss from discontinued operations, net of tax	(3,494)	(765)	(2,561)	(86,606)
Net (loss) income	24,395	9,067	12,343	(87,337)
Net income from continuing operations attributable to redeemable noncontrolling interest	1,826	1,075	837	470
Net (loss) income attributable to EZCORP, Inc.	$22,569	$7,992	$11,506	$(87,807)

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.48	$0.16	$0.26	$(0.02)
Discontinued operations	(0.06)	(0.01)	(0.05)	(1.62)
Basic (loss) earnings per share	$0.42	$0.15	$0.21	$(1.64)

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.48	$0.16	$0.26	$(0.02)
Discontinued operations	(0.06)	(0.01)	(0.05)	(1.62)
Diluted (loss) earnings per share	$0.42	$0.15	$0.21	$(1.64)

Year Ended September 30, 2013
Total revenues	$265,482	$259,963	$226,696	$227,980
Net revenues	169,089	166,143	145,773	143,699
(Loss) income from continuing operations, net of tax	35,103	39,005	18,057	(19,288)
Loss from discontinued operations, net of tax	(2,948)	(4,125)	(22,897)	(4,482)
Net (loss) income	32,155	34,880	(4,840)	(23,770)
Net income from continuing operations attributable to redeemable noncontrolling interest	1,547	897	996	984
Net (loss) income from discontinued operations attributable to redeemable noncontrolling interest	(109)	2	45	(14)
Net (loss) income attributable to EZCORP, Inc.	$30,717	$33,981	$(5,881)	$(24,740)

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.64	$0.71	$0.31	$(0.37)
Discontinued operations	(0.05)	(0.08)	(0.42)	(0.09)
Basic (loss) earnings per share	$0.59	$0.63	$(0.11)	$(0.46)

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.64	$0.71	$0.31	$(0.37)
Discontinued operations	(0.05)	(0.08)	(0.42)	(0.09)
Diluted (loss) earnings per share	$0.59	$0.63	$(0.11)	$(0.46)
Financial information in the table above has been adjusted to reflect reclassification of all discontinued operations.

We recorded total pre-tax charges of $103.1 million and $6.7 million pertaining to discontinued operations and restructuring, respectively, during the quarter ended September 30, 2014 as further discussed in Note 2. We recorded total pre-tax charges of $22.2 million pertaining to discontinued operations during the quarter ended September 30, 2013 as further discussed in Note 2.
We recorded impairments of investments of $7.9 million and $44.6 million (comprising $42.5 million impairment of Albemarle & Bond and $2.1 million impairment of available for sale securities) during the quarters ended March 31, 2014 and September 30, 2013, respectively, as further discussed in Note 5.
NOTE 19: OPERATING SEGMENT INFORMATION
Segment information is prepared on the same basis that our chief operating decision maker reviews financial information for operational decision-making purposes.
We currently report our segments as follows:

•	U.S. & Canada — All business activities in the United States and Canada

•	Latin America — All business activities in Mexico and other parts of Latin America

•	Other International — Our equity interest in the net income of Cash Converters International
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information for the three years ending September 30, 2014, 2013 and 2012, including reclassifications discussed in Note 1.

	Fiscal Year Ended September 30, 2014
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$327,720	$59,611	$—	$387,331	$—	$387,331
Jewelry scrapping sales	89,941	6,302	—	96,243	—	96,243
Pawn service charges	217,891	30,487	—	248,378	—	248,378
Consumer loan fees and interest	165,397	54,138	—	219,535	—	219,535
Consumer loan sales and other revenues	2,082	34,963	—	37,045	—	37,045
Total revenues	803,031	185,501	—	988,532	—	988,532
Merchandise cost of goods sold	205,349	42,044	—	247,393	—	247,393
Jewelry scrapping cost of goods sold	67,029	5,807	—	72,836	—	72,836
Consumer loan bad debt	46,339	6,867	—	53,206	—	53,206
Net revenues	484,314	130,783	—	615,097	—	615,097
Operating expenses (income):
Operations	335,881	84,469	—	420,350	—	420,350
Administrative	—	—	—	—	61,819	61,819
Depreciation	17,265	5,873	—	23,138	6,663	29,801
Amortization	399	2,004	—	2,403	3,072	5,475
(Gain) loss on sale or disposal of assets	(6,620)	27	—	(6,593)	964	(5,629)
Interest expense (income), net	(16)	15,243	—	15,227	7,605	22,832
Equity in net income of unconsolidated affiliates	—	—	(5,948)	(5,948)	—	(5,948)
Restructuring	—	—	—	—	6,664	6,664
Impairment on investments	—	—	7,940	7,940	—	7,940
Other (income) expense	(5)	(2,274)	115	(2,164)	1,257	(907)
Segment contribution (loss)	$137,410	$25,441	$(2,107)	$160,744
Income (loss) from continuing operations before income taxes				$160,744	$(88,044)	$72,700

	Fiscal Year Ended September 30, 2013
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$310,521	$58,245	$—	$368,766	$—	$368,766
Jewelry scrapping sales	123,162	8,540	—	131,702	—	131,702
Pawn service charges	221,775	29,579	—	251,354	—	251,354
Consumer loan fees and interest	169,291	50,461	—	219,752	—	219,752
Consumer loan sales and other revenues	3,811	3,197	1,539	8,547	—	8,547
Total revenues	828,560	150,022	1,539	980,121	—	980,121
Merchandise cost of goods sold	183,147	35,470	—	218,617	—	218,617
Jewelry scrapping cost of goods sold	88,637	7,496	—	96,133	—	96,133
Consumer loan bad debt (benefit)	40,780	(113)	—	40,667	—	40,667
Net revenues	515,996	107,169	1,539	624,704	—	624,704
Operating expenses (income):
Operations	325,795	62,496	1,095	389,386	—	389,386
Administrative	—	—	—	—	52,474	52,474
Depreciation	15,814	5,222	—	21,036	6,822	27,858
Amortization	393	1,711	—	2,104	1,381	3,485
Loss on sale or disposal of assets	209	17	—	226	1,133	1,359
Interest expense, net	16	11,279	—	11,295	3,873	15,168
Equity in net income of unconsolidated affiliates	—	—	(11,878)	(11,878)	—	(11,878)
Impairment of investments	—	—	44,598	44,598	—	44,598
Other (income) expense	(3)	(218)	153	(68)	(137)	(205)
Segment contribution (loss)	$173,772	$26,662	$(32,429)	$168,005
Income (loss) from continuing operations before income taxes				$168,005	$(65,546)	$102,459

	Fiscal Year Ended September 30, 2012
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$291,497	$41,567	$—	$333,064	$—	$333,064
Jewelry scrapping sales	191,905	10,576	—	202,481	—	202,481
Pawn service charges	210,601	22,937	—	233,538	—	233,538
Consumer loan fees and interest	163,845	26,901	—	190,746	—	190,746
Consumer loan sales and other revenues	3,381	1,292	—	4,673	—	4,673
Total revenues	861,229	103,273	—	964,502	—	964,502
Merchandise cost of goods sold	168,133	22,504	—	190,637	—	190,637
Jewelry scrapping cost of goods sold	122,604	8,111	—	130,715	—	130,715
Consumer loan bad debt	35,330	309	—	35,639	—	35,639
Net revenues	535,162	72,349	—	607,511	—	607,511
Operating expenses (income):
Operations	291,534	37,259	—	328,793	—	328,793
Administrative	—	—	—	—	47,912	47,912
Depreciation	13,075	3,319	—	16,394	5,457	21,851
Amortization	567	1,370	—	1,937	19	1,956
(Gain) loss on sale or disposal of assets	(260)	12	—	(248)	(1)	(249)
Interest (income) expense, net	(3)	(4,507)	—	(4,510)	2,961	(1,549)
Equity in net income of unconsolidated affiliates	—	—	(17,400)	(17,400)	—	(17,400)
Other income	(647)	(5)	(236)	(888)	—	(888)
Segment contribution	$230,896	$34,901	$17,636	$283,433
Income (loss) from continuing operations before income taxes				$283,433	$(56,348)	$227,085

The following table presents separately identified segment assets:

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Assets at September 30, 2014
Cash and cash equivalents	$14,520	$9,805	$3,157	$27,482
Restricted cash	—	62,406	—	62,406
Pawn loans	145,258	17,186	—	162,444
Consumer loans, net	24,126	43,369	99	67,594
Service charges and fees receivable, net	34,752	26,945	—	61,697
Inventory, net	116,629	22,790	—	139,419
Property and equipment, net	63,116	23,694	—	86,810
Restricted cash, non-current	—	4,257	—	4,257
Non-current consumer loans, net	—	40,442	—	40,442
Goodwill	239,179	107,398	—	346,577
Intangibles, net	16,304	20,198	42	36,544
Total separately identified recorded segment assets	$653,884	$378,490	$3,298	$1,035,672
Consumer loans outstanding from unaffiliated lenders (1)	$22,553	$—	$—	$22,553
Assets at September 30, 2013
Cash and cash equivalents	$10,931	$16,829	$3,260	$31,020
Restricted cash	—	3,312	—	3,312
Pawn loans	142,930	13,707	—	156,637
Consumer loans, net	24,877	37,337	2,469	64,683
Service charges and fees receivable, net	37,016	28,941	697	66,654
Inventory, net	121,367	23,833	—	145,200
Property and equipment, net	67,676	28,198	1,448	97,322
Restricted cash, non-current	—	2,156	—	2,156
Non-current consumer loans, net	—	70,294	—	70,294
Goodwill	283,199	110,209	39,892	433,300
Intangibles, net	26,380	20,850	2,840	50,070
Total separately identified recorded segment assets	$714,376	$355,666	$50,606	$1,120,648
Consumer loans outstanding from unaffiliated lenders (1)	$29,171	$—	$—	$29,171
Assets at September 30, 2012
Cash and cash equivalents	$14,820	$20,702	$1,789	$37,311
Restricted cash	—	1,145	—	1,145
Pawn loans	140,885	16,763	—	157,648
Consumer loans, net	18,960	11,425	3,767	34,152
Service charges and fees receivable, net	34,066	24,637	1,114	59,817
Inventory, net	94,449	14,765	—	109,214
Property and equipment, net	60,947	23,220	1,503	85,670
Restricted cash, non-current	—	4,337	—	4,337
Non-current consumer loans, net	—	61,997	—	61,997
Goodwill	224,306	110,401	39,956	374,663
Intangibles, net	18,824	21,867	2,946	43,637
Total separately identified recorded segment assets	$607,257	$311,259	$51,075	$969,591
Consumer loans outstanding from unaffiliated lenders (1)	$25,484	$—	$—	$25,484

(1)	CSO loans are not recorded in our consolidated balance sheets.

The following table reconciles separately identified recorded segment assets, as shown above, to our consolidated total assets:

	September 30,
	2014	2013	2012
	(in thousands)
Total separately identified recorded segment assets	$1,035,672	$1,120,648	$969,591
Corporate assets	367,799	231,542	248,416
Total assets	$1,403,471	$1,352,190	$1,218,007
The following tables provide geographic information required by FASB ASC 280-10-50-41:

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands)
Revenues:
U.S.	$789,506	$815,850	$850,517
Mexico	185,501	150,022	103,273
Canada	13,525	12,710	10,712
U.K.	—	1,539	—
Total	$988,532	$980,121	$964,502

	September 30,
	2014	2013	2012
	(in thousands)
Long-lived assets:
U.S.	$360,203	$404,723	$317,887
Mexico	151,752	159,728	155,488
Canada	3,787	4,755	10,199
U.K.	—	44,138	44,363
Other	1,359	42	42
Total	$517,101	$613,386	$527,979
NOTE 20: ALLOWANCE FOR LOSSES AND CREDIT QUALITY OF CONSUMER LOANS
We offer a variety of loan products and credit services to customers who do not have cash resources or access to credit to meet their cash needs. Our customers are considered to be in a higher risk pool with regard to creditworthiness when compared to those of typical financial institutions. As a result, our consumer loans do not have a credit risk profile that can easily be measured by the normal credit quality indicators used by the financial markets. We manage the risk through closely monitoring the performance of the portfolio and through our underwriting process. This process includes review of customer information, such as making a credit reporting agency inquiry, evaluating and verifying income sources and levels, verifying employment and verifying a telephone number where customers may be contacted. For auto title loans, we also inspect the automobile, title and reference to market values of used automobiles.
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
Grupo Finmart's consumer loans are considered in current status as long as the customer is employed and Grupo Finmart receives payments via payroll withholdings. Loans outstanding from customers no longer employed are considered current if payments are made by the due date. If one payment of a loan is delinquent, that one payment is considered defaulted. If two or more payments are delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, Grupo Finmart charges the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of consumer loan bad debt when collected. Accrued fees related to defaulted loans reduce fee revenue upon default, and increase fee revenue upon collection. The $19.9 million and $29.5 million recorded investment in unsecured long-term loans at September 30, 2014 and 2013, respectively, that are greater than 90 days are related to customers that are in payroll.
The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision	Translation Adjustment	Allowance Balance at End of Period	Financing Receivable at End of Period
	(in thousands)
*Unsecured short-term consumer loans:
Year ended September 30, 2014	$2,928	$(46,968)	$26,865	$31,817	$3	$14,645	$31,747
Year ended September 30, 2013	2,390	(47,178)	21,074	26,651	(9)	2,928	22,289
Year ended September 30, 2012	1,727	(26,564)	12,176	15,034	17	2,390	20,108
Secured short-term consumer loans:
Year ended September 30, 2014	$1,804	$(64,916)	$58,453	$5,708	$—	$1,049	$8,173
Year ended September 30, 2013	942	(43,768)	40,226	4,404	—	1,804	9,789
Year ended September 30, 2012	538	(11,295)	9,087	2,612	—	942	5,951
**Unsecured long-term consumer loans:
Year ended September 30, 2014	$972	$(1,997)	$2,437	$5,952	$(187)	$7,177	$90,987
Year ended September 30, 2013	623	(2,651)	3,151	(124)	(27)	972	108,603
Year ended September 30, 2012	—	(571)	896	285	13	623	74,045

*
Unsecured short-term consumer loans amounts are included for periods after the November 20, 2012 acquisition of Go Cash, and prior to our discontinuance of Go Cash operations at September 30, 2014. Refer to Note 2 for further detail on discontinued operations.

**
Comparative information includes activity since the acquisition of Grupo Finmart on January 30, 2012 and the acquisition of Cash Genie on April 14, 2012, as applicable. At September 30, 2014, Go Cash operations were discontinued. Refer to Note 2 for further detail on discontinued operations. A portion of these amounts were included in “Consumer loans, net” in our consolidated balance sheets. Benefit in unsecured long-term consumer loan provision is due to the sale of past due loans and recoveries of loans previously written-off.

The provisions presented in the table above include only principal and exclude items such as non-sufficient funds fees, repossession fees, auction fees and interest. In addition, all credit service expenses and fees related to loans made by our unaffiliated lenders are excluded, as we do not own the loans made in connection with our credit services and they are not recorded as assets in our balance sheets. Expected losses on credit services are accrued and reported in “Accounts payable and other accrued expenses” in our consolidated balance sheets.
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
Short-term unsecured consumer loans made online by EZCORP Online remain as recorded investments when in delinquent or nonaccrual status. We consider these loans past due if they have not been repaid or renewed by the maturity date. Valuation reserves are based on days past due and respective historical collection rates. We reserve 100% of loans once they are more than 60 days past due. No fees are accrued on short-term consumer loans.
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
On November 29, 2013, Grupo Finmart acquired an unsecured long-term consumer loan portfolio, consisting of approximately 10,500 payroll withholding loans, for a total purchase price of approximately $15.9 million. Of the total purchase price, a minimum of $11.7 million will be paid, of which approximately $10.5 million was paid at closing, $0.6 million was paid on April 30, 2014, and $0.6 million will be paid by November 28, 2014. The total price includes deferred consideration of approximately $4.2 million, subject to the performance of the portfolio and payable over the next 12 months as stipulated in the purchase agreement, of which approximately $2.1 million was paid on April 30, 2014. The remaining deferred consideration will be paid by November 28, 2014. The fair value of the loan portfolio was $11.8 million as of the acquisition date.
During the year ended September 30, 2014, Grupo Finmart completed several sales of unsecured long-term consumer loan portfolios. The transfer of the property and title is irrevocable and all legal rights to this portfolio were assigned and transferred under standard warranties to a trust, which was set up in order to facilitate the management of the collection rights to the primary beneficiary, the purchaser. Grupo Finmart is not the primary beneficiary of the trusts because Grupo Finmart does not individually have the power to direct the most significant activities of the trusts and carries no obligation to absorb losses or receive benefits that could potentially be significant to the trusts. Consequently, we do not consolidate these trusts.
The following table presents Grupo Finmart sales of unsecured long-term consumer loan portfolios for the periods presented:

Description of Portfolio		Book Value of Principal	Book Value of Accrued Interest	Promissory Note Received		Realized Gain on Sale (1)	Accelerated Amortization (2)
		(in millions, except number of loans)
14,500 in payroll loans sold October 21, 2013	(3)	$14.0	$0.7	$19.3	(6)	$4.6	$1.2
7,500 in payroll loans sold March 31, 2014	(3)	10.0	1.3	16.0	(7)	4.7	0.7
7,100 in payroll loans sold June 30, 2014	(4)	10.0	2.1	16.5	(8)	4.4	0.7
8,500 in payroll loans sold June 30, 2014	(4)	14.0	2.3	21.8	(9)	5.5	1.0
16,135 in payroll loans sold September 30, 2014	(5)	26.7	3.3	43.8	(10)	13.8	2.0

(1)	All realized gains on sale are included under “Consumer loan sales and other” in our consolidated statements of operations in the period of sale.

(2)
As a result of these portfolio sales, we accelerated the amortization of the sales commissions related to the loans sold, which are included in “Operations” expense in our consolidated statements of operations in the period of sale.

(3)	Grupo Finmart was retained by the trust as the primary servicer at agreed upon market rates through the duration of the portfolio, an expected 48 months.

(4)	Grupo Finmart was retained by the trust as the primary servicer at agreed upon market rates through the duration of the portfolio, an expected 60 months.

(5)	Grupo Finmart was retained by the trust as the primary servicer at agreed upon market rates through the duration of the portfolio, an expected 72 months.

(6)	This amount was received in full on October 29, 2013.

(7)	This amount was received in full on April 21, 2014.

(8)	This amount was received in full by July 9, 2014.

(9)	This amount was received in full on July 7, 2014.

(10)	This amount was received in full on October 6, 2014.
The following table presents an aging analysis of past due financing receivables by portfolio segment:

	Days Past Due				Total Past Due	Current Receivable	Fair Value Adjustment	Total Financing Receivable	Allowance Balance	Recorded Investment > 90 Days Accruing
	1-30	31-60	61-90	>90
	(in thousands)
Unsecured short-term consumer loans:*
September 30, 2013	$113	$285	$257	$—	$655	$214	$—	$869	$464	$—
Secured short-term consumer loans:
September 30, 2014	$2,196	$823	$448	$412	$3,879	$4,294	$—	$8,173	$1,049	$—
September 30, 2013	2,096	1,313	905	910	5,224	4,565	—	9,789	1,804	—
September 30, 2012	1,246	708	466	391	2,811	3,140	—	5,951	942	—
Unsecured long-term consumer loans:**
September 30, 2014
In Payroll	$8,445	$2,192	$1,048	$19,921	$31,606	$52,471	$1,473	$85,550	$2,345	$19,921
Out of Payroll	24	271	170	4,541	5,006	385	46	5,437	4,832	—
	$8,469	$2,463	$1,218	$24,462	$36,612	$52,856	$1,519	$90,987	$7,177	$19,921
September 30, 2013
In Payroll	$8,726	$5,245	$1,392	$29,492	$44,855	$63,209	$(196)	$107,868	$758	$29,492
Out of Payroll	183	109	192	—	484	258	(7)	735	214	—
	$8,909	$5,354	$1,584	$29,492	$45,339	$63,467	$(203)	$108,603	$972	$29,492
September 30, 2012
In Payroll	$2,465	$28,783	$949	$7,507	$39,704	$37,120	$(2,779)	$74,045	$623	$7,506
Out of Payroll	—	—	—	—	—	—	—	—	—	—
	$2,465	$28,783	$949	$7,507	$39,704	$37,120	$(2,779)	$74,045	$623	$7,506
* Unsecured short-term consumer loans amounts are included for periods after the December 20, 2012 acquisition of Go Cash, and prior to our discontinuance of Go Cash operations as of September 30, 2014. As a result of our discontinuance of Go Cash, we wrote our unsecured short-term consumer loans down to net realized value, or a nominal amount, as of September 30, 2014. Refer to Note 2 for further detail on discontinued operations.

** Comparative information includes activity since the acquisition of Grupo Finmart on January 30, 2012 and the acquisition of Cash Genie on April 14, 2012, as applicable. At September 30, 2014, Go Cash operations were discontinued. Refer to Note 2 for further detail on discontinued operations.
NOTE 21: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
In accordance with FASB ASC 820-10 Fair Value Measurements and Disclosures, our assets and liabilities which are carried at fair value are classified in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Other observable inputs other than quoted market prices.
Level 3: Unobservable inputs that are not corroborated by market data.

The tables below present our financial assets (liabilities) that are measured at fair value on a recurring basis as of September 30, 2014 and 2013:

	September 30, 2014	Fair Value Measurements Using
Financial assets (liabilities):		Level 1	Level 2	Level 3
	(in thousands)
Forward contracts - assets	$3,572	$—	$3,572	$—
Convertible notes hedges	36,994	—	36,994	—
Convertible notes embedded derivative	(36,994)	—	(36,994)	—
Forward contracts - liabilities	1,308	—	1,308	—
Contingent consideration	(2,025)	—	—	(2,025)
Net financial assets (liabilities)	$2,855	$—	$4,880	$(2,025)

	September 30, 2013	Fair Value Measurements Using
Financial (liabilities) assets:		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,339	$2,339	$—	$—
Forward contracts	1,813	—	1,813	—
Contingent consideration	(18,197)	—	—	(18,197)
Net financial (liabilities) assets	$(14,045)	$2,339	$1,813	$(18,197)

We measure the value of our marketable equity securities under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily available. Marketable equity securities are recorded on the consolidated balance sheets under other assets, net. In fiscal 2013 we recorded an impairment loss of $2.1 million. This amount is included in the impairment of investments line in our consolidated statement of operations. We sold all marketable equity securities during fiscal 2014.

Grupo Finmart measures the value of the forward contracts under a Level 2 input. To measure the fair value of the forward contracts, Grupo Finmart used estimations of expected cash flows, appropriately risk-adjusted discount rates and available observable inputs (term of the forward, notional amount, discount rates based on local and foreign rate curves, and a credit value adjustment to consider the likelihood of nonperformance). Forward contracts are recorded on the consolidated balance sheets under other assets, net and deferred gains and other long-term liabilities.

The fair value of the Convertible Notes Hedges and the Convertible Notes Embedded Derivative are determined using an option pricing model based on observable Level 1 and Level 2 inputs such as implied volatility, risk free interest rate and other factors. The Convertible Notes Hedges are recorded on the consolidated balance sheets under other assets, net. The Convertible Notes Embedded Derivative is recorded on the consolidated balance sheets under long-term debt, less current maturities.

We used an income approach to measure the fair value of the contingent consideration using a probability-weighted discounted cash flow approach. The significant inputs used for the valuation are not observable in the market, and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy. Contingent consideration is recorded on the consolidated balance sheets under “Other current liabilities” and “Deferred gains and other long-term liabilities.” Significant increases or decreases in the underlying assumptions used to value the contingent consideration could significantly increase or decrease the fair value estimates recorded in the consolidated balance sheets.

During fiscal 2014, we reversed a previously recorded $4.8 million liability for contingent consideration related to the purchase of Go Cash as we discontinued our online lending businesses on September 30, 2014. Refer to Note 2 for further detail on discontinued operations. We further made a $12.0 million earn out payment related to the Grupo Finmart acquisition, and recorded $0.6 million of other individually immaterial adjustments, bringing the contingent consideration liability to $2.0 million at September 30, 2014.

During fiscal 2013, we paid $12.8 million in contingent consideration to Grupo Finmart’s noncontrolling owners, recorded $7.1 million of additional contingent consideration attributable to our Go Cash and Fondo ACH acquisitions and due to Grupo Finmart’s acquisition of a loan portfolio, and recorded $0.5 million of other individually immaterial adjustments, bringing the contingent consideration liability to $18.2 million at September 30, 2013.
There were no transfers of assets in or out of Level 1 or Level 2 fair value measurements in the periods presented.

Financial Assets, Temporary Equity and Liabilities Not Measured at Fair Value
Our financial assets, temporary equity and liabilities as of September 30, 2014 and 2013 that are not measured at fair value in our consolidated balance sheets are as follows:

	Carrying Value		Estimated Fair Value
	September 30, 2014		September 30, 2014	Fair Value Measurement Using
				Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$56,329		$56,329	$56,329	$—	$—
Restricted cash	62,406		62,406	62,406	—	—
Pawn loans	162,444		162,444	—	—	162,444
Consumer loans, net	67,594		68,699	—	—	68,699
Pawn service charges receivable, net	31,044		31,044	—	—	31,044
Consumer loan fees and interest receivable, net	30,653		30,653	—	—	30,653
Restricted cash, non-current	4,257		4,257	4,257	—	—
Non-current consumer loans, net	40,442		41,472	—	—	41,472
Total	$455,169		$457,304	$122,992	$—	$334,312

Temporary equity:
Redeemable noncontrolling interest	$35,498		$55,680	$—	$—	$55,680

Financial liabilities:
2.125% Cash convertible senior notes due 2019	$185,693		$185,738	$—	$185,738	$—
Cash convertible senior notes due 2019 embedded derivative	36,994		$36,994	—	36,994	—
Foreign currency debt	27,185	*	27,185	—	27,185	—
Consumer loans facility due 2019	54,045		54,178	54,178	—	—
Foreign currency unsecured notes	36,991	*	36,837	—	36,837	—
Foreign currency secured notes	26,195	*	53,487	—	53,487	—
Total	$367,103		$394,419	$54,178	$340,241	$—

	Carrying Value		Estimated Fair Value
	September 30, 2013		September 30, 2013	Fair Value Measurement Using
				Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$36,317		$36,317	$36,317	$—	$—
Restricted cash	3,312		3,312	3,312	—	—
Pawn loans	156,637		156,637	—	—	156,637
Consumer loans, net	64,683		74,979	—	—	74,979
Pawn service charges receivable, net	30,362		30,362	—	—	30,362
Consumer loan fees and interest receivable, net	36,292		36,292	—	—	36,292
Restricted cash, non-current	2,156		2,156	2,156	—	—
Non-current consumer loans, net	70,294		89,693	—	—	89,693
Total	$400,053		$429,748	$41,785	$—	$387,963

Temporary equity:
Redeemable noncontrolling interest	$55,393		$55,557	$—	$—	$55,557

Financial liabilities:
Domestic line of credit	$140,900		$140,900	$—	$140,900	$—
Secured foreign currency debt	30,310	*	31,832	—	31,832	—
Consumer loans facility due 2017	31,951		32,027	32,027	—	—
Unsecured notes	39,029	*	38,734	15,686	23,048	—
Secured notes	4,185	*	4,026	—	4,026	—
Total	$246,375		$247,519	$47,713	$199,806	$—

*	Portions of these amounts are included in “Current maturities of long-term debt” and “Long-term debt, less current maturities” in our consolidated balance sheets.

Cash and cash equivalents and restricted cash bear interest at market rates and have maturities of less than 90 days.

The maximum U.S. pawn loan term ranges between 60 and 120 days, consisting of the primary term and grace period. The maximum Mexico pawn loan term is 40 days, consisting of the primary term and grace period.

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

Consumer loans, including long-term unsecured consumer loans made by Grupo Finmart, are carried in the consolidated balance sheet net of the allowance for estimated loan losses, which is based on recent loan default experience adjusted for seasonal variations. Consumer loans, other than those made by Grupo Finmart, have relatively short maturity periods that are generally 12 months; therefore, we estimate that their carrying value approximates fair value. Consumer loans made by Grupo Finmart have an average term of approximately 31 months. We estimated the fair value of the Grupo Finmart consumer loans by applying an income approach (the present value of future cash flows). Key assumptions include an annualized probability of default as well as a discount rate based on the funding rate plus the portfolio liquidity risk. Significant increases or decreases in the underlying assumptions used to value the consumer loans could significantly increase or decrease the fair value estimates recorded in the consolidated balance sheets.

The fair value of the redeemable noncontrolling interest was estimated by applying an income approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include discount rates ranging from 5% to 10%, representing discounts for lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest. Significant increases or decreases in the underlying assumptions used to value the redeemable noncontrolling interest could significantly increase or decrease the fair value estimates recorded in the consolidated balance sheets.

We measure the fair value of our financial liabilities using an income approach. The carrying value of the Convertible Notes as of September 30, 2014 is accreting to the $230.0 million redemption value using a discount rate of approximately 7%, which approximated the Company’s fair value incremental borrowing rate for a similar debt instrument (without cash conversion feature) as of the date of issuance and thus represents a Level 2 measurement. Fair value measurements for our domestic line of credit were calculated using discount rates based on an estimated senior secured spread plus term matched risk free rates as of the valuation dates. We utilize credit quality-related zero rate curves for Mexican Pesos built by a price vendor authorized by the Comisión Nacional Bancaria y de Valores to determine the fair value measurements of the remaining financial liabilities that are classified as Level 2. For fair value measurements that are classified as Level 1, we utilize quoted price and yield inputs from Bloomberg and a price vendor authorized by the Comisión Nacional Bancaria y de Valores.

See Note 5 for discussion of the fair value of our investment in unconsolidated affiliates.
NOTE 22: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative instruments designated as cash flow hedging instruments
During the third quarter ended June 30, 2013, Grupo Finmart completed a $30.0 million cross-border debt offering for which it has to pay interest on a semiannual basis at a fixed rate. Grupo Finmart uses derivative instruments (cross currency forwards) to manage its exposure related to changes in foreign currency exchange rate on this instrument through its maturity on November 16, 2015. Grupo Finmart does not enter into derivative instruments for any purpose other than cash flow hedging.
Changes in the fair value of forward agreements designated as hedging instruments that effectively offset the variability of cash flows associated with exchange rate are reported in accumulated other comprehensive income. These amounts subsequently are reclassified into earnings in the same period or periods during which the hedged transaction affects earnings.
We assess the effectiveness of the hedges using linear regression for prospective testing, and the dollar offset method for retrospective testing. A hypothetical derivative with fair value of zero is created at the beginning of the hedge relationship; changes in actual derivative and hypothetical derivatives are used to carry out the testing. Based on the results of our testing, we have no ineffectiveness as of September 30, 2014 and 2013.
The following tables set forth certain information regarding our derivative instruments designated as cash flow hedging instruments:

		Fair Value of Derivative Instruments
Derivative Instrument	Balance Sheet Location	September 30, 2014	September 30, 2013
		(in thousands)
Foreign currency forwards	Prepaid expenses and other assets	$2,420	$1,813

	Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives (Effective Portion)
	Fiscal Year Ended September 30,
Derivative Instrument	2014	2013	2012
	(in thousands)
Foreign currency forwards	$(453)	$2,388	$—

		Amount of (Loss) Gain on Derivatives Reclassified into Income from Accumulated Other Comprehensive Income (Effective Portion)
		Fiscal Year Ended September 30,
Derivative Instrument	Location of Gain	2014	2013	2012
		(in thousands)
Foreign currency forwards	Interest expense (income), net / Other income	$(49)	$2,536	$—
Derivative instruments not designated as hedging instruments
As described in Note 9, in June 2014 we issued and settled $200.0 million aggregate principal amount of Convertible Notes. We granted the initial purchasers the option to purchase up to an additional $30.0 million aggregate principal amount of Convertible Notes. On June 27, 2014, such option was exercised in full. On July 2, 2014, the purchase of the additional $30.0 million of Convertible Notes was settled. The conversion feature of the Convertible Notes can only be settled in cash and is required to be bifurcated from the Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Convertible Notes Embedded Derivative, we purchased Convertible Notes Hedges, which are accounted for as derivative instruments. The Convertible Notes Embedded Derivative and the Convertible Notes Hedges are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the consolidated income statements. We expect that the realized gain or loss from the Convertible Notes Hedges will substantially offset the realized loss or gain of the Convertible Notes Embedded Derivative upon maturity of the Convertible Notes. See Note 21 for additional information regarding the fair values of the Convertible Notes Embedded Derivative and the Convertible Notes Hedges.
During the fiscal year ended September 30, 2014, Grupo Finmart entered into cross currency forwards as part of the sale of certain long-term consumer loans on March 31, June 30, and September 30, 2014. See Note 20 for additional information regarding the loan sales. As part of that loan sale, Grupo Finmart also entered into agreements that transferred the rights and obligations of the cross currency forward to the trust and the agreements collectively met the definition of a foreign currency derivative which is accounted for separately. The cross currency forward and the derivative with the trust are adjusted to fair value each reporting period through earnings.
The following tables set forth certain information regarding our derivative instruments not designated as hedging instruments:

		Fair Value Asset (Liability) of Derivative Instruments
		Fiscal Year Ended September 30,
Derivative Instrument	Balance Sheet Location	2014	2013	2012
		(in thousands)
Convertible notes hedges	Other assets, net	$36,994	$—	$—
Convertible notes embedded derivative	Long-term debt, less current maturities	(36,994)	—	—
	Net balance sheet asset (liability)	$—	$—	$—

Foreign currency forwards	Prepaid expenses and other assets	$1,152	$—	$—
Foreign currency forwards	Other current liabilities	1,308	—	—
	Net balance sheet asset	$2,460	$—	$—

		Amount of Unrealized Gain on Derivatives
		Fiscal Year Ended September 30,
Derivative Instrument	Location of Gain	2014	2013	2012
		(in thousands)
Foreign currency forwards	Other income	$2,460	$—	$—

NOTE 23: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Balance Sheets Information
The following table provides information on net amounts included in pawn service charges receivable, consumer loan fees and interest receivable, inventory and prepaid expenses and other assets:

	September 30,
	2014	2013
	(in thousands)
Pawn service charges receivable:
Gross pawn service charges receivable	$41,351	$40,336
Allowance for uncollectible pawn service charges receivable	(10,307)	(9,974)
Pawn service charges receivable, net	$31,044	$30,362
Consumer loan fees and interest receivable:
Gross consumer loan fees and interest receivable	$39,333	$38,059
Allowance for uncollectible consumer loan fees and interest receivable	(8,680)	(1,767)
Consumer loan fees and interest receivable, net	$30,653	$36,292
Inventory:
Inventory, gross	$154,218	$149,446
Inventory reserves	(14,799)	(4,246)
Inventory, net	$139,419	$145,200
Prepaid expenses and other assets:
Receivable from sale of long-term consumer loan portfolio (1)	$43,780	$—
Other prepaid expenses and other assets	33,179	34,217
Prepaid expenses and other assets	$76,959	$34,217
(1) For additional information, see Note 20.
During the first quarter ended December 31, 2013, we sold seven U.S. pawn stores (three in Louisiana, two in Mississippi, one in Alabama and one in Florida) for $11.0 million, of which $10.0 million was paid in cash and $1.0 million with a 14% promissory note due on December 31, 2018. The carrying value of the stores' net assets amounted to $3.7 million, primarily consisting of $1.5 million of pawn loans, $1.9 million of inventory, and $0.4 million of pawn service charge receivable, offset by $0.1 million of assumed liabilities. In the first quarter of December 31, 2013, we realized a gain of $6.3 million, which is included under “(Gain) loss on sale or disposal of assets” in our consolidated statements of operations. In addition, we recorded a deferred gain of $0.7 million, of which $0.6 million was realized in the second quarter ended March 31, 2014 when we settled the promissory note for $0.9 million.

Supplemental Consolidated Statements of Operations Information
The table below provides advertising expense for periods presented. Advertising costs are included in “Administrative” expense in our consolidated statements of operations:

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands)
Advertising expense	$7,435	$7,220	$5,159
Other Supplemental Information
We issue letters of credit (“LOC”) to enhance the creditworthiness of our customers seeking unsecured loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to the lenders by the borrowers plus any insufficient funds fees. In addition we post as cash collateral a specified percentage of the maximum exposure for LOC losses.
Our current carrying value of cash collateral and other assets, is included in “Prepaid expenses and other assets” in our consolidated balance sheets, expected LOC losses and accounts payable are included in “Accounts payable and other accrued expenses” in our consolidated balance sheets, maximum exposure for losses on letters of credit if all brokered loans defaulted and none was collected including the portion of that exposure secured by titles to customers’ automobiles, not included in our consolidated balance sheets, is summarized below:

	September 30,
	2014	2013
	(in thousands)
Consumer loans:
Cash collateral and other assets	$9,135	$10,292
Expected LOC losses	4,708	2,623
Accounts payable	1,026	1,010
Maximum exposure for LOC losses (1) (2)	29,502	33,380
(1) These amounts are not recorded in our consolidated balance sheets.
(2) $7.8 million and $9.9 million of this exposure as of September 30, 2014 and 2013, respectively, was secured by titles to customers’ automobiles.

 Valuation and Qualifying Accounts:

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Revenue	Deductions	Balance at End of Period
	(in thousands)
Allowance for valuation of inventory:
Year Ended September 30, 2014	$4,246	$10,553	$—	$—	$14,799
Year Ended September 30, 2013	5,574	—	—	1,328	4,246
Year Ended September 30, 2012	9,481	—	—	3,907	5,574
Allowance for uncollectible pawn service charges receivable:
Year Ended September 30, 2014	$9,974	$—	$333	$—	$10,307
Year Ended September 30, 2013	11,427	—	—	1,453	9,974
Year Ended September 30, 2012	10,720	—	707	—	11,427
Allowance for uncollectible consumer loan fees and interest receivable:
Year Ended September 30, 2014	$1,767	$—	$6,913	$—	$8,680
Year Ended September 30, 2013	4,430	—	—	2,663	1,767
Year Ended September 30, 2012	571	—	3,859	—	4,430
Allowance for valuation of deferred tax assets:
Year Ended September 30, 2014	$659	$—	$—	$495	$164
Year Ended September 30, 2013	2,242	—	—	1,583	659
Year Ended September 30, 2012	1,425	817	—	—	2,242

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
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. To make this assessment, management utilized the criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that our internal control over financial reporting was effective as of September 30, 2014.
Our internal control over financial reporting as of September 30, 2014 has been audited by Deloitte & Touche, LLP, the independent registered public accounting firm that audited our financial statements included in this report, and their report follows immediately.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EZCORP, Inc.
Austin, Texas

We have audited the internal control over financial reporting of EZCORP, Inc. and subsidiaries (the "Company") as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2014 of the Company and our report dated November 26, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas
November 26, 2014

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below are the names of the persons who, as of November 1, 2014, constituted our Board of Directors and their ages and committee assignments as of that date:

Name	Age	Committees
Stuart I. Grimshaw (Chairman)	53	—
Mark E. Kuchenrither	52	—
Lachlan P. Given	37	Compensation (Chair)
Santiago Creel Miranda	59	Audit
Peter Cumins	63	—
Pablo Lagos Espinosa	59	Audit, Compensation
Thomas C. Roberts	72	Audit (Chair), Compensation
Joseph L. Rotunda	67	Compensation
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

•
Stuart I. Grimshaw — Mr. Grimshaw became Executive Chairman and a member of the Board of Directors on November 1, 2014. Prior to joining EZCORP, he was Managing Director and Chief Executive Officer of Bank of Queensland Limited (ASX: BOQ), a consumer banking and financial services institution with branches in every Australian state and territory. During his 30-year career in financial services, Mr. Grimshaw held a wide variety of other roles at various banking and finance companies. From 2009 to 2011, he was Chief Executive Officer of Caledonia Investments Pty Ltd. Prior to that, Mr. Grimshaw spent eight years at Commonwealth Bank of Australia, where he served as Group Executive, Premium Business Services (2006 to 2009), Group Executive, Investment and Insurance Services (2002 to 2006) and Chief Financial Officer (2001 to 2002). From 1991 to 2001, Mr. Grimshaw held a variety of roles at National Australia Bank (including Chief Executive Officer – Great Britain, and other executive roles in Credit, Institutional Banking, Corporate Financial Services and Global Business Financial Services). Mr. Grimshaw began his career at Australia and New Zealand Banking Group (1983 to 1991). Mr. Grimshaw represented New Zealand in Field

Hockey at the 1984 Olympics and has a Bachelor of Commerce and Administration degree from Victoria University in Wellington, New Zealand and an MBA from Melbourne University. He has also completed the Program for Management Development at Harvard Business School. Mr. Grimshaw also serves as one of EZCORP’s nominee directors on the board of Cash Converters International Limited.
Director qualifications: leadership, chief executive officer and executive management experience; broad business and strategically relevant experience; financial experience; international experience and global perspective; industry knowledge; experience in developing growth strategies; personnel development; deep understanding of conducting business in highly regulated environments.

•
Mark Kuchenrither — Mr. Kuchenrither serves as President and Chief Executive Officer of EZCORP, having been named to that position in August 2014. Mr. Kuchenrither joined us as Senior Vice President, Strategic Development in March 2010 and was promoted to the position of President, Change Capital in October 2011 and to Executive Vice President in May 2012. Mr. Kuchenrither was also named Chief Financial Officer in October 2012 and continues to hold that position. From 2007 to March 2010, Mr. Kuchenrither served as Vice President of Operations of Sun Capital Partners, a major private equity firm, where he was responsible for the oversight of ten portfolio companies with emphasis on profit improvement. He was Chief Financial Officer of Arch Aluminum & Glass from 2003 to 2007, and was Chief Financial Officer and Treasurer of Peavey Electronics Corporation from 2000 to 2003. He began his career in various accounting and controller functions.

Director qualifications: leadership and executive management experience; retail management experience; deep understanding of consumer businesses and customer service strategies; risk management experience; financial experience; experience in developing, implementing and managing strategic plans; personnel development.

•
Lachlan P. Given — Mr. Given was appointed to the Board of Directors as Non-Executive Chairman in July 2014 and became Executive Vice Chairman in August 2014. Mr. Given serves as Chair of the Compensation Committee. Mr. Given is the sole beneficial owner of LPG Limited (HK), a business and financial advisory firm, and prior to assuming the role of Executive Vice Chairman of EZCORP, provided international financial and advisory serves to a number of companies, including EZCORP from October 2012 to June 2014. Since 2004, Mr. Given has also served as a consultant and advisor to Madison Park LLC, which has, in the past, provided certain advisory services to the Company. Madison Park is wholly owned by Phillip E. Cohen, who is the beneficial owner of all of our Class B Voting Common Stock. Mr. Given is also a director of The Farm Journal Corporation, a 134-year old pre-eminent U.S. agricultural media company; Senetas Corporation Limited (ASX: SEN), the world's leading developer and manufacturer of certified, defense-grade encryption solutions; CANSTAR Pty Ltd, the leading Australian financial services ratings and research firm; and RateCity.com Pty Ltd, one of Australia's largest Internet based financial services comparison organizations. Mr. Given began his career working in the investment banking and equity capital markets divisions of Merrill Lynch in Hong Kong and Sydney, Australia, where he specialized in the origination and execution of a variety of M&A, equity, equity-linked and fixed income transactions. Mr. Given also serves as one of EZCORP’s nominee directors on the board of Cash Converters International Limited.

Director qualifications: broad business experience; financial experience and expertise; international experience and global perspective; industry knowledge; experience in developing growth strategies; understanding of our unique business environment.

•
Santiago Creel Miranda — Mr. Creel joined EZCORP as a director in January 2014 and is a member of the Audit Committee. Mr. Creel is a former Senator of Mexico, having served from 2006 to 2012. During his term, he acted as Speaker of the Senate and Chairman of the Senate's Political Coordination Committee. Prior to being elected to the Senate, Mr. Creel served as Secretary of Governance in President Vicente Fox's administration from 2000 to 2005 and as a Federal Deputy (Congressman) in the 57th Congress, where he was Vice Speaker of the Chamber of Deputies and chaired the Government and Constitutional Issues Committee. Mr. Creel practiced law with the firm of Noriega y Escobedo in Mexico City for almost 20 years, and has been a legal consultant to many companies, both domestic and foreign, as well as to international organizations and to the Mexican government. Mr. Creel is now a member of the governing body of Pacto por México, which sponsors an extensive agenda of political, economic and structural changes in Mexico.

Director qualifications: leadership experience; experience in developing, implementing and managing strategic plans; understanding of our unique business environment; government service experience.

•
Peter Cumins — Mr. Cumins joined EZCORP as a director in July 2014. He is the Managing Director, and serves on the board of directors, of Cash Converters International Limited (ASX: CCV), a public company headquartered in Perth, Western Australia. Cash Converters International owns and franchises retail and financial services stores in 21 countries.

Mr. Cumins joined Cash Converters International in August 1990 as Finance and Administration Manager, became General Manager in March 1992 and became Managing Director in April 1995. Mr. Cumins has overseen the major growth in the number of company-owned and franchised locations in Australia, as well as the international development of the Cash Converters International franchise system. Mr. Cumins is a qualified accountant, and his experience in the management of large organizations has included senior executive positions in the government health sector, specifically with the Fremantle Hospital Group, where he was Finance and Human Resources Manager.
Director qualifications: leadership and executive management experience; retail management experience; deep understanding of consumer businesses and customer service strategies; risk management experience; financial experience; experience in developing, implementing and managing strategic plans; personnel development; deep understanding of conducting business in highly regulated environments.

•
Pablo Lagos Espinosa — Mr. Lagos joined EZCORP as a director in October 2010 and is a member of the Audit Committee and the Compensation Committee. Mr. Lagos served as President and Chief Executive Officer of Pepsi Bottling Group Mexico from 2006 to 2008 and as its Chief Operating Officer from 2003 to 2006. He previously held various executive management positions with Pepsi Bottling Group, PepsiCo Inc., Unilever Mexico and PepsiCola International, Inc., concentrating exclusively in Latin America. Since his retirement in December 2008, Mr. Lagos has been an investor and consultant in various private business ventures and has served as a keynote speaker on organizational leadership and management. He currently serves as Chairman of the Board and Executive President for the Mexican subsidiary of Areas, a Spanish global organization dedicated to restaurant and retailing operations in key public transportation hubs, and as Chairman of the board of Residencial Puente de Piedra, a privately held enterprise focused on developing affordable housing projects in and around Mexico City.

Director qualifications: leadership, chief executive officer and executive management experience in significant multi-national environments; deep understanding of strategically important geographies and international markets; risk management experience; financial experience; experience in developing, implementing and managing strategic plans, including international expansion; personnel development; legislative and government relations experience

•
Thomas C. Roberts — Mr. Roberts rejoined the Board of Directors in July 2014 and serves as Chair of the Audit Committee and a member of the Compensation Committee. He previously served as a director from January 2005 to January 2014 and was Lead Director from November 2008 until September 2013. He also served as a member of both the Audit Committee and the Compensation Committee until September 2013. Since 1990, Mr. Roberts has been a private investor and is currently Chairman of the Board of Directors of Pensco, Inc., a financial services company, having previously served as a senior executive (including Chief Financial Officer) of Schlumberger, Ltd. (1970 to 1985) and President of Control Data Computer Systems and Services and a member of the board of directors of Control Data Corporation (1985 to 1989).

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

•
Joseph L. Rotunda — Mr. Rotunda rejoined the EZCORP Board of Directors in July 2014, after a relationship with the Company that spans the past 14 years. Mr. Rotunda joined EZCORP as President and Chief Operating officer and a director in February 2000 and was promoted to its Chief Executive Officer in August 2000. He retired from that position, and as a member of the Board of Directors, in October 2010 and became a consultant to the Company pursuant to a five-year consulting agreement. That agreement was mutually terminated in November 2013. Prior to joining EZCORP in 2000, Mr. Rotunda was the Chief Operating Officer of G&K Services, Inc. (1998 to 2000) and held several executive positions, including Executive Vice President and Chief Operating Officer, with Rent-A-Center, Inc. (1991 to 1998). Mr. Rotunda served as a director of EasyHome Ltd of Toronto, Canada from 2000 until 2010. He currently serves as a director of eCommission Financial Services, Inc., a privately held company focusing on commission advance products to real estate sales professionals.

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

Executive Officers
Set forth below are the name, age, position and biographical information of each of the persons serving as our executive officers as of November 1, 2014, except for Mr. Grimshaw, Mr. Kuchenrither and Mr. Given, whose biographical information is included under “Board of Directors” above:

Name	Age	Title
Stuart I. Grimshaw	53	Executive Chairman
Mark Kuchenrither	52	President and Chief Executive Officer and Chief Financial Officer
Lachlan P. Given	37	Executive Vice Chairman
Eric Fosse	51	President, Pawn and Cash Converters America
Jodie E. B. Maccarrone	37	President, Global Financial Services
Thomas H. Welch, Jr.	59	Senior Vice President, General Counsel and Secretary
William E. Wood	43	Senior Vice President, Chief Information Officer
Eric Fosse — Mr. Fosse has been serving as President, Pawn and Cash Converters America since September 2014, when he rejoined the Company. He originally joined EZCORP in September 2004 as Vice President of EZMoney Operations. He was promoted to President of the EZMoney Division in August 2007, to President of Pawn Americas in July 2009 and to President of North American Operations in March 2011. In April 2012, Mr. Fosse was named President of U.S. Financial and Online Services and served in that role until December 2012. From 1991 to 2004, Mr. Fosse held various operating positions and ultimately served as a Regional Vice President of G&K Services, a $500 million provider of uniform and textile products. From December 2012 to September 2014, he was a private investor and consultant concentrating on pawn and financial services businesses.
Jodie E. B. Maccarrone — Ms. Maccarrone has been serving as President, Global Financial Services since July 2014. Ms. Maccarrone joined EZCORP as Vice President, Change Capital in April 2012, and in July 2012 was promoted to Managing Director of Change Capital Operations, where she was responsible for the performance of Grupo Finmart and TUYO and EZCORP’s expansion into Latin America. Prior to joining EZCORP, she served as Director of Operations for Sun Capital Partners, a major private equity firm, where she was responsible for leading strategic growth and cost reduction activities within and across various portfolio companies with an emphasis on profit improvement. She has also held consulting and operational positions at the Monitor Group in Boston and at Honeywell International.
Thomas H. Welch, Jr. — Mr. Welch joined us in April 2009 as Senior Vice President, General Counsel and Secretary. He joined Dell Inc.’s legal department in 1995, and served as Vice President, Legal and General Corporate Counsel from April 1999 to April 2008. Mr. Welch was principally responsible for legal support of Dell’s corporate securities, corporate finance, mergers and acquisitions, financial services, executive compensation and benefits, facilities, corporate governance and general corporate matters. From 1992 to 1995, Mr. Welch was Vice President – Corporate Development of Parker & Parsley Petroleum Company (predecessor to Pioneer Natural Resources Company), and previously was a shareholder with the law firm of Johnson & Gibbs, P.C., Dallas, Texas.
William E. Wood — Mr. Wood has been Senior Vice President and Chief Information Officer since joining us in April 2014. Mr. Wood has spent his career in retail, working in various management and executive positions with PetSmart, Inc., Revco Drug Stores, Inc., Darice, Inc. and Dollar General Corporation before serving as Vice President, CIO, Supply Chain & Customer Care for Brookstone, Inc. and Vice President and Chief Information Officer for Bass Pro Shops. Mr. Wood has served as a board member for several charities, including Goodwill of Middle Tennessee, Camp Allen, NH and Easter Seals of Central Texas. He graduated with an MBA from Vanderbilt University’s Owen Graduate School of Management in 2004.
Section 16(a) Beneficial Ownership Reporting Compliance
Based on written representations and a review of the relevant Forms 3, 4 and 5, during fiscal 2014, all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act, except for the following:

•
Barry W. Guest (former President, U.S. Retail) and Rodrigo Romo-Garcia (former President and Director General, Empeño Fácil) had 1,341 shares and 931 shares, respectively, withheld to cover the tax liability associated with the vesting of restricted shares on October 3, 2013. The withholdings should have been reported on Form 4 filings no later than October 5, 2013, but the vestings were mistakenly thought to be subject to performance standards that were not determined until November 2013. Therefore, the withholdings were reported on Form 4 filings on October 16, 2013, when the mistake was identified.

•
William C. Love (former director) received a grant of 10,000 shares of restricted stock on October 11, 2013 that should have been reported on a Form 4 filing no later than October 15, 2013. An attempt to file the Form 4 reporting this grant was made on October 15, 2013, the due date for the filing, but a mistake in the filing process cause the filing to be delayed until October 23, 2013, when the mistake was identified.

•
Santiago Creel Miranda was appointed to the Board of Directors on January 3, 2014, and his Form 3 (Initial Report) was due on January 13, 2014. That Form 3 was not filed until January 22, 2014 due to a delay in obtaining the necessary information required for the issuance of an SEC filing reference number for Mr. Creel.

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
Corporate Governance
Recent Board of Directors and Governance Changes — On July 18, 2014, MS Pawn Limited Partnership, as the sole holder of all of the outstanding shares of Class B Voting Common Stock, appointed Lachlan P. Given as Non-Executive Chairman and removed three of the six directors who were then serving on the Board of Directors: Paul E. Rothamel (who was also removed as President and Chief Executive Officer), William C. Love (who was then serving as Non-Executive Chairman, Chair of the Audit Committee and a member of the Compensation Committee) and Joseph S. Beal (who was then serving as Chair of the Compensation Committee and a member of the Audit Committee). Shortly following those actions, Charles A. Bauer, who had joined the Board effective July 1, 2014, resigned his director position, leaving three directors on the Board: two independent directors, Santiago Creel Miranda and Pablo Lagos Espinosa, and Mr. Given, who is not independent because of a prior consulting relationship with the Company. For a discussion of the standards by which the directors’ independence was assessed, see “Part III — Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence.”
On July 23, 2014, the three directors unanimously appointed Mark Kuchenrither as a director. Mr. Kuchenrither was (and still is) the Company’s Chief Financial Officer and had been designated Interim President and Chief Executive Officer by the controlling shareholder.
On July 28, 2014, the four directors unanimously appointed Peter Cumins, Thomas C. Roberts and Joseph L. Rotunda to the Board, bringing the total number of directors to seven, three of whom are independent (Mr. Creel, Mr. Lagos and Mr. Roberts). On August 12, 2014, the Board appointed Stuart I. Grimshaw as Executive Chairman and Mr. Given became Executive Vice Chairman. Mr. Grimshaw officially assumed his position as Executive Chairman and a member of the Board on November 1, 2014.
Immediately before making the Board and management changes described above, MS Pawn Limited Partnership, as the sole holder of all of the outstanding shares of Class B Voting Common Stock, amended the Company’s Bylaws in several respects. Those amendments, which are described in the Company’s Current Report on Form 8-K dated July 18, 2014 and filed July 22, 2014, generally restructure certain aspects of the Company’s corporate governance. For example, the amendments (1) permit the voting stockholders to fill vacancies on the Board of Directors and appoint and remove the Chairman of the Board and officers of the Company; (2) provide that the presence of 100% of the directors is necessary to constitute a quorum at any meeting of the Board; and (3) provide that the affirmative vote of 100% of the directors is necessary to approve any resolution of the Board.
Controlled Company Exemptions — The NASDAQ Listing Rules contain several corporate governance requirements for NASDAQ-listed companies. These requirements generally relate to the composition of the board and its committees. For example, the rules require the following:

•	A majority of the directors must be independent (Rule 5605(b)(1));

•	The audit committee must have a least three members, each of whom must be independent (Rule 5605(c)(2));

•
Executive officer compensation must be determined, or recommended to the board of directors for determination, by either (1) a majority of the independent directors or (2) a compensation committee comprised solely of independent directors (Rule 5605(d)); and

•
Director nominations must be selected, or recommended for the board’s selection, by either (1) a majority of the independent directors or (2) a nominations committee comprised solely of independent directors (Rule 5605(e)).

Rule 5615(c)(2), however, provides that a “Controlled Company” is exempt from the requirement to have a majority of independent directors and from the requirements to have independent director oversight over executive compensation and director nominations. The Listing Rules define a “Controlled Company” as a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. EZCORP is a “Controlled Company” within this meaning by virtue of the fact that 100% of the outstanding Class B Voting Common Stock (the only class of voting securities outstanding) is held of record by MS Pawn Limited Partnership and beneficially by Phillip E. Cohen. We have not historically invoked NASDAQ’S Controlled Company exemption, but the Board of Directors has determined that it is appropriate to do so at the present time. See “Part III —Item 13 — Certain Relationships and Related Transactions and Director Independence — Director Independence” and “Part III — Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Committees of the Board.”
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

The Audit Committee is comprised entirely of directors who satisfy the standards of independence described under “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence,” as well as additional or supplemental independence standards applicable to audit committee members established under applicable law and NASDAQ listing requirements. The Board has determined that each Audit Committee member meets the NASDAQ “financial literacy” requirement and that Mr. Roberts, Chair of the committee, is a “financial expert” within the meaning of the current rules of the SEC.

•
Compensation Committee — The Compensation Committee reviews and approves, on behalf of the Board, the amounts and types of compensation to be paid to our executive officers; reviews and recommends to the full Board the amount and type of compensation to be paid to our non-employee directors; reviews and approves, on behalf of the Board, all bonus and equity compensation to be paid to our other employees; and administers our stock compensation plans. Until September 2014, the Compensation Committee was comprised entirely of directors who satisfy the standards of independence described under “Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence,” as well as additional or supplemental independence standards applicable to compensation committee members established under applicable law and NASDAQ listing requirements. Since September 2014, pursuant to the NASDAQ Controlled Company exemption described above, the Compensation Committee has included two non-independent directors (Mr. Given and Mr. Rotunda). See “Part III — Item 11 — Executive Compensation — Compensation Discussion and Analysis — Composition of the Compensation Committee.” The committee has formed an “independent subcommittee,” consisting solely of independent directors, to consider and approve any items of compensation that are required to be approved solely by “independent,” “non-employee” or “outside” directors.

•
Governance Committee — In April 2014, when the former Executive Chairman announced his retirement, the Board formed the Governance Committee (consisting of the four independent directors who were serving at the time) to evaluate board structure and other corporate governance matters. Since July, corporate governance matters have been considered either by the voting stockholder or by the full Board. It is expected that the Governance Committee will be reconstituted as part of the Board committee and corporate governance initiatives for fiscal 2015.

The Audit Committee and the Compensation Committee are governed by written charters, copies of which can be found in the Investor Relations section of our website at www.ezcorp.com.
Because all of our voting stock is beneficially owned by Phillip E. Cohen and the remaining stockholders are not entitled to vote on the election of directors, we do not currently maintain a standing nominating committee of the Board of Directors. In the absence of a nominating committee, director nominees are typically considered by the full Board, which has historically been comprised of a majority of independent directors.
Meetings and Attendance — During fiscal 2014, the Board of Directors held eight meetings, the Audit Committee held seven meetings, and the Compensation Committee held six meetings. All directors attended at least 75% of the meetings of the Board and of the committees on which they served.

ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis describes our compensation practices and the executive compensation policies, decisions and actions of the Compensation Committee of our Board of Directors (the “Committee”). It focuses specifically on compensation earned during fiscal 2014 by Mark E. Kuchenrither (who has been serving as principal executive officer since July 18, 2014 and served as principal financial officer during all of fiscal 2014), Paul E. Rothamel (who served as principal executive officer until July 18, 2014), and Lachlan P. Given, Thomas H. Welch, Jr. and Jodie E. B. Maccarrone (the three other most highly compensated executive officers who were serving as executive officers at the end of fiscal 2014). We are also providing compensation information for Sterling B. Brinkley and Barry Guest, both of whom would have been included among the three other most highly compensated executive officers except for the fact that they were not serving as executive officers at the end of the year. This group is referred to collectively as the "Named Executive Officers."
Composition of the Compensation Committee
The composition of our Board of Directors changed significantly during fiscal 2014. See "Part III — Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Recent Board of Directors and Governance Changes." Those changes resulted in consequent changes of the composition of the Committee. Specifically:

•	From the beginning of fiscal 2014 until July 18, 2014, the Committee was comprised of Joseph S. Beal (Chair), Pablo Lagos Espinosa and William C. Love.

•
On July 18, 2014, Mr. Beal and Mr. Love were removed from the Board of Directors by the controlling shareholder, and from that time until September 10, 2014, Mr. Lagos was the only member of the Committee.

•	On September 10, 2014, the Board of Directors added Mr. Given (naming him Chair), Thomas C. Roberts and Joseph L. Rotunda to the Committee.
Until September 10, 2014, the Committee was comprised of solely independent directors. Since that time, however, the Committee has included non-independent directors (Mr. Given and Mr. Rotunda), relying on the Controlled Company exemptions provided by the Listing Rules. See “Part III — Item 10 — Directors, Executive Officer and Corporate Governance — Corporate Governance — Controlled Company Exemptions.” The Board of Directors believes that, with the unique perspectives of the non-independent members combined with the perspectives of the independent members, the current Committee is well-situated to act in the interests of all Company stockholders. The Committee has formed a sub-committee consisting of only independent directors (Mr. Lagos and Mr. Roberts) to act on and approve any executive compensation matters that require approval of solely independent directors.
Compensation Philosophy
Our executive compensation philosophy is grounded in two fundamental principles:

•
Pay for performance — Our philosophy is to expect diligent effort, unwavering commitment and hard work from our executives, and our compensation plans should recognize and reward superior results that generate significant shareholder value. Actual realized compensation should reflect Company and individual performance against specific and quantifiable objectives. While certain past performance-related compensation decisions may have concentrated on effort expended, the current Committee believes that, in order to earn performance-based compensation, efforts should be translated to results. Executives should be compensated based on their ability to achieve key operational, financial and strategic results. Compensation earned should parallel our sustained growth in terms of profitability and shareholder value.

•
Attract and retain high performers — We want to build and maintain an organization that achieves consistently high results. Therefore, we strive to pay at levels that will attract and retain high quality executives capable of performing at the highest levels and willing to be accountable for the achievement of results. In line with our philosophy of paying well for strong performance, a majority of executive compensation is in the form of incentives that are at risk, but offer significantly higher rewards for the achievement of outstanding results.

In support of this philosophy, the Committee has designed compensation plans that provide:

•	Competitive base salaries;

•
Incentive opportunities based on overall Company financial performance, business unit financial performance (in appropriate cases), individual contribution and performance and creation of stockholder value;

•	Retention of top performers over the long-term; and

•	Alignment of executive interests with the long-term interests of stockholders.
Program Characteristics That Align Management With Shareholders

•	The majority of executive pay is at risk in the form of annual and long-term incentive compensation.

•	All equity awards are subject to achievement of specific performance criteria.

•	We have stock ownership requirements for directors and executive officers.

•	The Committee retains the services of an independent compensation advisor.
Executive Compensation Program Design
Goals — In support of the principles of our compensation philosophy and our interest in ensuring stockholder alignment, we have designed our executive compensation programs to accomplish the following primary goals:

Goal	How Accomplished
Pay for performance — Design of compensation plans will provide payouts that are closely aligned with the actual financial results of the Company.
•
  Executive total compensation opportunities will include a significant portion of performance-based incentives tied to achievement of specific financial or strategic objectives and the growth in stockholder value.
•
  Incentive objectives will be specific, quantifiable and measurable, but may also include goals that require an element of subjective evaluation.
•
  Long-term incentives will have both retention and performance requirements and therefore will vest over time so long as specific objectives are achieved.

Attract and retain high performers — We want to pay at levels that will help us attract and retain highly qualified individuals capable of leading us to achieve our business objectives.
•
  Our total compensation plans are designed to provide base salaries and short- and long-term incentive opportunities that will result in highly competitive pay levels when performance objectives are achieved, as well as above-market opportunities when outstanding results are achieved.
•
  Our incentive plans provide clear and measurable objectives for top performers to achieve high-level compensation.

Shareholder alignment and long-term commitment
•
  Senior executives are required to be shareholders and own a minimum level of Company stock throughout their employment.
•
  The vesting of equity incentive awards is tied directly to continued multi-year service (retention) and the achievement of specific long-term financial results.

Components — Executive officer “total direct” compensation is composed of three principal components, each one contributing to the accomplishment of our compensation program goals:

Compensation Component	Description	Attract and Retain	Pay for Performance	Shareholder Alignment	Long-term Commitment
Base Salary	• A market-competitive salary is an essential factor in attracting and retaining qualified personnel.	✓
Annual Incentives	• Annual cash bonus opportunity. • Awards are tied to an assessment of annual corporate and business unit financial performance, as well as individual contribution.	✓	✓	✓
Long-term Incentives	• Equity incentive grants. • Performance-vested restricted stock grants tied to achievement of consistent multi-year growth in earnings and stockholder value.	✓	✓	✓	✓

TDC Total Direct Compensation
TC Total Cash Compensation
LTI Long-Term Incentives
Base Salary
Annual Incentives
Performance-vested Restricted Stock
Fixed
Variable

Competitive Posture — In order to attract and retain the best executives for key management positions, we target our compensation plans to approximate the 75th percentile of the competitive marketplace. The Committee believes that this competitive positioning is appropriate in order for us to attract and retain the caliber of executives required to maintain exceptional operational and financial results over time.
It is important to note, however, that the majority of pay opportunities for our top executives are incentive-based and that actual realizable compensation is heavily dependent upon actual Company results. Failure to achieve targeted results may result in realized compensation being below the 75th percentile, and perhaps below the market median. On the other hand, our incentive compensation programs provide opportunities for compensation to exceed the 75th percentile if specified objectives are achieved at targeted levels or higher. The Committee believes that actual realizable compensation for our top executives is well aligned with our performance.
Pay Mix — The Committee reviews the mix of base salary, cash bonus and long-term incentives annually. The Committee does not target a fixed percentage allocation among the compensation elements, but rather aims to provide the majority of executive officer compensation opportunities in the form of incentive compensation. The charts below show the mix of target compensation opportunities for our Named Executive Officers in fiscal 2014.

2014 Target Total Direct Compensation Mix
In light of the significant changes among our senior management team during the last quarter of fiscal 2014, the Committee is reevaluating the appropriate mix for fiscal 2015 and beyond, including a particular emphasis on performance-based long-term incentive compensation with challenging strategic and stock price performance conditions.
Compensation Methodology and Process
Role of the Committee
The Board of Directors has authorized the Committee to establish the compensation programs for all executive officers and to provide oversight for compliance with our compensation philosophy. The Committee delegates the day-to-day administration of the compensation plans to management (except with respect to our executive officers), but retains responsibility for ensuring that the plan administration is consistent with the Company's policies.
Annually, the Committee sets the compensation for our executive officers, including objectives and awards under incentive plans. The Committee also makes recommendations to the Board of Directors on appropriate compensation for the non-employee directors.
In addition to overseeing the compensation of our executive officers, the Committee approves all awards under equity-based compensation plans and long-term cash incentive plans for all other employees. For more information on the Committee's role, see the Committee's charter, which can be found in the Investor Relations section of our website at www.ezcorp.com.
Role of the Compensation Consultant
Pursuant to its charter, the Committee has the sole authority to retain, terminate, obtain advice from, oversee and compensate its outside advisors, including its compensation consultant. The Company has provided appropriate funding to the Committee to do so.
In fiscal 2014, the Committee retained Pearl Meyer & Partners (“Pearl Meyer”) as its independent executive compensation consultant. None of our management participated in the Committee's decision to retain Pearl Meyer. Pearl Meyer reports directly to the Committee, and the Committee may replace Pearl Meyer or hire additional consultants at any time. Pearl Meyer attends meetings of the Committee, as requested, and communicates with the Chair of the Committee between meetings; however, the Committee makes all decisions regarding the compensation of the Company's senior executives.
Pearl Meyer provides various executive compensation services to the Committee with respect to the executive officers pursuant to a written consulting agreement with the Committee. The services Pearl Meyer provides under the agreement include advising the Committee on the principal aspects of our executive compensation program and evolving best practices, and providing market information and analysis regarding the competitiveness of our program design and award values in relationship to our performance.

The Committee regularly reviews the services provided by its outside consultants and believes that Pearl Meyer is independent in providing executive compensation consulting services. In making this determination, the Committee noted that during fiscal 2014:

•
Pearl Meyer did not provide any services to the Company or management other than services requested by or with the approval of the Committee, and its services were limited to executive compensation consulting. Specifically, Pearl Meyer does not provide, directly or indirectly through affiliates, any non-executive compensation services, including pension consulting or human resource outsourcing.

•	Fees we paid to Pearl Meyer were less than 1% of Pearl Meyer's total revenue.

•	Pearl Meyer maintains a conflicts policy, which was provided to the Committee, with specific policies and procedures designed to ensure independence.

•	None of the Pearl Meyer consultants working for the Company, or Pearl Meyer, had any business or personal relationship with Committee members.

•	None of the Pearl Meyer consultants working for the Company, or Pearl Meyer, had any business or personal relationship with any executive officer of the Company.

•	None of the Pearl Meyer consultants working on Company matters directly own Company stock.
The Committee continues to monitor the independence of its compensation consultant on a periodic basis.
Role of Management
The Committee also receives data regarding compensation trends, issues and recommendations from management. One member of management, Mr. Given, is a member of the Committee (see "Composition of the Compensation Committee" above) and participates in Committee discussions, deliberations and decisions (except for those matters that require approval solely of independent directors, in which case the decisions are made by a subcommittee of the Committee consisting of Mr. Lagos and Mr. Roberts).
Other members of management, including our Executive Chairman, Chief Executive Officer, Senior Vice President of Human Resources and our General Counsel, attend Committee meetings at the invitation of the Committee. In addition, our Chief Executive Officer provides input on individual performance and recommendations regarding compensation adjustments to the Committee for positions other than his own.
Benchmarking and Peer Group Data
While the Committee does not set compensation levels for our executive officers based solely on survey or peer group benchmarks, the Committee does regularly refer to external benchmarking data in their deliberations in order to ensure that the pay opportunities offered to our executives are appropriate in light of our performance relative to our peers. In fiscal 2014, the Committee asked Pearl Meyer to conduct a competitive compensation review for our executive officers, including our Named Executive Officers. Data in the Pearl Meyer study were collected from several sources, including published compensation surveys and peer company proxy statements.
Competitive pay data for our Named Executive Officers was collected from SEC filings for a peer group of 16 publicly traded companies. The peer group, which was approved by the Committee in consultation with management and Pearl Meyer, includes companies that are direct competitors within our industry, have similar business models to our company or have comparable key executive roles.

2014 Compensation Peer Group

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
Survey Data
To supplement peer group data, Pearl Meyer also provided compensation statistics from a review of published compensation surveys. Survey data reflected compensation rates across a broad group of general industry companies with revenues of around $1 billion. Using a robust survey sample in combination with peer group data (along with the practice of reviewing market quartiles, as opposed to averages) mitigates the impact of outliers, year-over-year volatility of compensation levels and the risk of selection bias.
2014 Competitive Posture
As noted above, the Committee generally targets total compensation at the 75th percentile for our executive officers as a group. However, it does not consider that philosophy to be a prescription for each individual executive officer. Various factors affect the relationship between target total direct compensation for each individual executive and our targeted market reference point, including specific retention concerns, tenure, internal equity, year-over-year volatility of market data, the comparability of available market benchmarks and the difference in the strategic value of a position among the companies in our peer group. No single position in the survey data or within our peer group fully captures the breadth of the responsibilities of certain of our executive officers.
Based on Pearl Meyer's fiscal 2014 competitive review, target total direct compensation opportunities for fiscal 2014 fell at the 53rd percentile for our Named Executive Officers and at the 61st percentile for all of our executive officers as a group. As previously stated, the actual total compensation of our executive officers is heavily dependent upon actual performance. During fiscal 2014, the Company's financial and operating performance fell short of the goals specified by the Board, and as a result, no annual incentive bonuses were paid during fiscal 2014.
2015 Competitive Posture
We experienced significant changes in our senior management team in the last quarter of fiscal 2014, not all of which are reflected in our current Named Executive Officer group. Mr. Brinkley, Mr. Rothamel and Mr. Guest are no longer with the Company; Mr. Kuchenrither was promoted to President and Chief Executive Officer; and Stuart I. Grimshaw was named Executive Chairman (effective November 1, 2014), Mr. Given was named Executive Vice Chairman and Eric Fosse was named President, Pawn and Cash Converters Americas.
As noted above, it is the Committee's intent to design our compensation plans to approximate the 75th percentile for target total direct compensation for our executive officers as a group, with a significant portion of total compensation being delivered in the form of performance-based long-term incentive awards, so that actual realized compensation will be heavily dependent upon performance and directly aligned with long-term growth in stockholder value.

Compensation Risk
The Committee continually monitors the Company's general compensation practices, specifically the design, administration and assessment of our incentive plans, to identify any components, measurement factors or potential outcomes that might create an incentive for excessive risk-taking detrimental to the Company. The Committee has determined that our compensation plans and policies do not encourage excessive risk taking.
We have a strong set of internal controls that minimize the risk that financial performance can be misstated in order to achieve incentive compensation payouts. Furthermore, our executive compensation program provides a balance of short-term and long-term incentives that reward achievement of profitable, consistent and sustainable results:

•	Annual incentive compensation tied to achievement of profitable Company or business unit performance (as measured by consolidated net income, EBITDA and/or business unit operating contribution); and

•	Meaningful equity incentive opportunities that provide an incentive to deliver sustained long-term growth in shareholder value and earnings.
Pay and Performance Alignment
The Committee's consultant, Pearl Meyer, reviewed the relationship between total compensation for our Named Executive Officers and our performance against our compensation peer group for fiscal 2014. Company performance was defined as a blend of total shareholder return (“TSR”) and growth in EBITDA.
Compensation for our Named Executive Officers was measured in terms of the following components of realizable pay, as compared to realizable pay for the most highly compensated executives at each of the peer companies:

Components of Pay	Portion Included in Realizable Pay	Provided by EZCORP
Salary	• Salary paid over the period	✓
Annual Incentive	• Annual bonus earned for performance during the period	✓
Stock Options	• In-the-money value of all options granted during period, valued at the end of most recent fiscal year
Restricted Stock	• Face value of all restricted shares granted during period, valued at the end of the most recent fiscal year
Performance-based cash	• Cash payout earned based upon performance within the period
Performance-based equity	• Performance shares earned based on performance within the period, valued at the end of the most recent fiscal year	✓

The results of Pearl Meyer's analysis are shown in the chart below, revealing that our average percentile ranking for performance (16th percentile) was substantially aligned with our ranking for realizable pay over the period (19th percentile):

100%ile
50%ile
0%ile
Realizable Pay Percentile - Chief Executive Officer
19th %ile
EZPW
16th %ile
0%ile
50%ile
100%ile
Relative Performance - Average Percentile Ranking

Components of Compensation
Base Salary
Our primary objective with respect to the base salary levels of our executive officers is to provide sufficient fixed cash income to retain and attract these experienced and valuable executives in a competitive market for executive talent. The base salaries of our executive officers are reviewed and adjusted (if appropriate) annually to reflect, among other things, individual performance, base salaries for comparable positions from a review of market data discussed previously, the tenure of the officers, economic conditions and the base salaries of the officers relative to one another.

Effective October 1, 2013, our Named Executive Officers received the salary increases indicated in the following table:

Named Executive Officer	Position	Calendar 2013	Fiscal 2014	Increase
		Base Salary	Base Salary
Mark E. Kuchenrither (a)	President and Chief Executive Officer and Chief Financial Officer	$700,000	$700,000	—%
Paul E. Rothamel (b)	Former President and Chief Executive Officer	1,000,000	1,000,000	—%
Lachlan P. Given (c)	Executive Vice Chairman	—	600,000	100%
Thomas H. Welch, Jr.	Senior Vice President and General Counsel	330,000	375,000	14%
Jodie E. B. Maccarrone (d)	President, Global Financial Services	250,000	340,000	36%
Sterling B. Brinkley (e)	Former Executive Chairman	1,000,000	1,000,000	—%
Barry Guest (f)	Former President, U.S. Pawn & Retail	410,000	430,000	5%
Average		$527,143	$635,000	20%
(a)    Mr. Kuchenrither was promoted to President and Chief Executive officer in August 2014.
(b)    Mr. Rothamel left the Company effective July 18, 2014 and is no longer an executive officer.
(c)    Mr. Given became an executive officer effective August 12, 2014. The amount shown represents Mr. Given's annualized base salary as of that date.
(d)    Ms. Maccarrone did not become an executive officer until July 23, 2014 when she was promoted to President, Global Financial Services. In connection with that promotion, Ms. Maccarrone's base salary was increased to $400,000.
(e)    Mr. Brinkley left the Company effective June 30, 2014 and is no longer an executive officer.
(f)    Mr. Guest's base salary was increased to $460,000 in April 2014, reflecting additional responsibilities. Mr. Guest left the Company effective September 12, 2014 and is no longer an executive officer.
The Committee has approved the following base salaries for fiscal 2015 for each of the continuing Named Executive Officers (effective October 1, 2014, unless otherwise noted):

Named Executive Officer	Fiscal 2015 Base Salary
Mr. Kuchenrither	$800,000
Mr. Given (a)	600,000
Mr. Welch	410,000
Ms. Maccarrone (b)	400,000
(a)    Mr. Given's base salary as shown was effective August 12, 2014 upon his becoming an executive officer.
(b)    Ms. Maccarrone's base salary as shown was effective in July 2014 upon her promotion to President, Global Financial Services.
For a discussion of the fiscal 2015 compensation arrangements for the Company's new executive officers, see "Compensation for New Executive Officers" below.
Annual Incentive Bonus
Our executive officers, as well as other key employees, are eligible to participate in our annual Incentive Compensation Plan. The annual cash bonus opportunities offered to participants in the plan are designed to provide a powerful performance incentive contingent upon participants' contributions toward achievement of annual corporate and business unit financial results, as well as personal objectives that are tied to our strategic goals. The plan is administered by the Committee, which has the authority to:

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

For fiscal 2014, the incentive bonus for each senior executive was a function of a designated target amount (stated as a percentage of base salary), a business performance modifier ranging from 0% to 150% based on the achievement of specified levels of consolidated net income and/or business unit contribution, and an individual performance modifier ranging from 0% to 100%.
For the Named Executive Officers, the Compensation Committee established the following incentive bonus targets (stated as a percentage of base salary) for fiscal 2014:

Named Executive Officer	FY 2014 Target Amount	Business Performance Modifier Based On
	(as a % of base salary)
Mr. Kuchenrither	75%	Consolidated net income attributable to EZCORP, Inc.
Mr. Rothamel	200%	90% Consolidated net income attributable to EZCORP, Inc. 10% Combined contribution from online lending units
Mr. Given (a)	N/A	N/A
Mr. Welch	60%	Consolidated net income attributable to EZCORP, Inc.
Ms. Maccarrone	60%	Consolidated net income attributable to EZCORP, Inc.
Mr. Brinkley	100%	Consolidated net income attributable to EZCORP, Inc.
Mr. Guest	60%	25% Consolidated net income attributable to EZCORP, Inc. 65% U.S. Pawn & Retail contribution 15% Cash Converters North America contribution

(a)	Mr. Given became executive officer in August 2014 and was not a participant in the annual incentive bonus plan for fiscal 2014.
During fiscal 2014, the Company did not achieve the business performance goals as established by the Committee at the consolidated level, and therefore, no annual incentive bonuses were paid under the fiscal 2014 Incentive Bonus Plan based on consolidated net income achievement. However, the business unit level performance goal was met for the U.S. Pawn business and, therefore, bonuses were paid to participants with U.S. Pawn performance targets. None of the executive officers received any incentive bonus for fiscal 2014.
In November 2014, the Committee approved the incentive bonus plan for fiscal 2015. In fiscal 2015, the incentive bonus for each participant will be a function of a designated target amount (stated as a percentage of base salary) and a business performance modifier ranging from 0% to 150% based on the achievement of specified levels of consolidated net income. Whether a participant is awarded the full payout will depend on the evaluation of such participant’s individual performance against specified key performance indicators for each participant.
The fiscal 2015 incentive bonus targets for the Named Executive Officers (stated as a percentage of base salary) are as follows:

Named Executive Officer	FY 2015 Target Amount
Mr. Kuchenrither	150%
Mr. Given	150%
Mr. Welch	75%
Ms. Maccarrone	100%

For a discussion of the fiscal 2015 compensation arrangements for the Company’s new executive officers, see “Compensation of New Executive Officers” below.
Discretionary Bonuses
During fiscal 2013, the Company did not achieve the specified business performance goals necessary for the payment of incentive bonuses under the fiscal 2013 annual incentive bonus plan. Nevertheless, the Committee (as it was constituted at the time) approved the payment of discretionary bonuses for fiscal 2013 to certain executives. The Committee declined to award any fiscal 2013 bonus to Mr. Brinkley, Mr. Rothamel or Mr. Kuchenrither, and the Board charged them with quickly developing a plan to address the Company’s challenges over the next several quarters. The Committee reviewed that plan in November 2013. Following that review and analysis, the Committee determined that management, led by Mr. Brinkley, Mr. Rothamel and Mr. Kuchenrither, had formulated an effective plan for fiscal 2014, and on November 22, 2013, approved the following bonuses payable for the completion of the strategic plan for fiscal 2014: Mr. Brinkley, $1,000,000; Mr. Rothamel, $1,000,000; and Mr. Kuchenrither, $350,000.

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
All of our executive officers are eligible to receive equity incentive awards. Our approach to long-term incentive compensation for our executive officers for fiscal 2014 provides for equity awards that vest over multiple years based upon achievement of sustained earnings growth as measured by the compound annual growth rate in EBITDA over the performance period. The Committee believes that the value delivered to executives through long-term equity awards should reflect the value realized by all stockholders. Therefore, the grants to executive officers are subject to performance-based vesting requirements tied to measurable financial objectives, in addition to time-based vesting, which encourages retention and a long-term strategic view of creating stockholder value.
Eligibility and participation level — Participation in the long-term incentive plan is based on the following criteria:

•	Analysis of competitive information for comparable positions;

•	Evaluation of the value added to the Company by hiring or retaining specific executives; and

•	Each executive's long-term potential contributions to the Company in terms of impacting overall performance, strategic direction, financial results and stockholder value.
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
Following an assessment of available market data, the need to entice top quality leaders, internal equity, anticipated impact and past awards, on February 18, 2014 the Committee approved grants of a total of 407,416 restricted stock units (“RSUs”) for 32 key employees. The RSUs vest generally over a three-year period, with one-third vesting on October 1, 2014, one-third vesting on October 1, 2015 and one-third vesting on October 1, 2016. The RSUs granted to the executive officers are subject to an additional performance-based vesting requirement based on sustained growth in EBITDA. Each RSU entitles the holder, upon vesting of the RSU, to receive one share of our Class A Non-voting Common Stock or the equivalent value in cash. The decision to settle vested RSUs in stock or cash is made by the Committee in its sole discretion. The following awards were made to the Named Executive Officers:

Named Executive Officer	Number of shares	Vesting Period	Grant Date Value
Mr. Kuchenrither (a)	—	—	$—
Mr. Rothamel (b)	—	—	$—
Mr. Given (c)	—	—	$—
Mr. Welch	34,400	3 years	$450,984
Ms. Maccarrone	27,500	3 years	$360,525
Mr. Brinkley (b)	—	—	$—
Mr. Guest (d)	34,400	3 years	$450,984

(a)	In January 2013, Mr. Kuchenrither received a multi-year grant (200,000 shares vesting over six years), and therefore, the Committee did not make an annual grant to Mr. Kuchenrither during fiscal 2014.

(b)
In October 2010, Mr. Rothamel and Mr. Brinkley each received a multi-year grant (300,000 shares vesting over six years), and therefore, the Committee did not make an annual grant to either Mr. Rothamel or Mr. Brinkley during fiscal 2014.

(c)	Mr. Given became an executive officer on August 12, 2014 and did not receive any equity award during fiscal 2014.

(d)	All of these RSUs were forfeited when Mr. Guest left the Company in September 2014.

The Committee (as currently constituted) has adopted a more performance-based approach for the long-term equity program for fiscal 2015. First, it has added a performance-based vesting requirement (measured by sustained growth in EBITDA) to all equity grants, not just those made to the executive officers. Second, for the executive officers, it has bifurcated the annual grant into two tranches, one of which is subject to both time- and performance-based vesting as in the past, and the other of which is subject to vesting that is tied to the achievement of specified per-share trading prices of our Class A Non-voting Common Stock. In November 2014, the Committee approved the following equity grants for the continuing Named Executive Officers:

Named Executive Officer	Performance-Based Vesting	Stock Price-Based Vesting (a)
Mr. Kuchenrither	46,800 (b)	120,000
Mr. Given	300,000 (c)	120,000
Mr. Welch	24,000 (d)	16,000
Ms. Maccarrone	24,000 (d)	16,000

(a)
These shares vest over a six-year period in specified amounts if the per-share trading price of our Class A Non-voting Common Stock achieves specified levels ranging from $15 to $80. Any shares that vest during this six-year period will remain subject to a transfer restriction until the end of such six-year period, and any shares that remain unvested at the end of the six-year period because the stock price has not achieved the specified levels will be forfeited.

(b)
These shares vest over a four-year period (one-half on September 30, 2016 and one-half on September 30, 2018) so long as, in each case, specified performance objectives based on EBITDA growth have been achieved.

(c)
These shares vest over a six-year period (25% on September 30, 2015, 25% on September 30, 2016, 25% on September 30, 2018 and 25% on September 30, 2020) so long as, in each case specified performance objectives based on EBITDA growth have been achieved.

(d)
These shares vest over a three-year period (one-third on September 30, 2015, one-third on September 30, 2016 and one-third on September 30, 2017) so long as, in each case, specified performance objectives based on EBITDA growth have been achieved.

The Committee believes that this new long-term compensation program structure enhances the alignment of executive interests with stockholder interests due to its focus on consistent and sustainable earnings growth (shares subject to performance-based vesting) and increase in long-term stockholder value (shares subject to stock price-based vesting).
For a discussion of the fiscal 2015 compensation arrangements for the Company's new executive officers, see "Compensation of New Executive Officers" below.
Supplemental Executive Retirement Plan
We provide selected executives, including all of the Named Executive Officers, with a non-qualified Supplemental Executive Retirement Plan (“SERP”) in order to offset some of the negative impacts of the highly paid executive contribution limitations applicable to our 401(k) retirement savings plan.
For 2014, the Committee approved contributions to the SERP for each of the executive officers equal to 9% of the sum of base salary plus target annual incentive bonus. This resulted in the following contributions to the SERP for each of the Named Executive Officers:

Named Executive Officer	Fiscal 2014 SERP Contribution
Mr. Kuchenrither	$141,750
Mr. Rothamel (a)	270,000
Mr. Given (b)	—
Mr. Welch	54,000
Ms. Maccarrone (c)	21,760
Mr. Brinkley	270,000
Mr. Guest	61,920

(a)	This contribution was subject to time-based vesting and was forfeited when the executive left the Company prior to vesting.

(b)	Mr. Given became an executive officer in August 2014 and, therefore, did not receive a SERP contribution for fiscal 2014.

(c)	Ms. Maccarrone was not an executive officer at the time this contribution was approved, and this amount represents 6% of the sum of base salary plus target annual incentive bonus.

For 2015, the Committee (as currently constituted) has approved contributions to the SERP equal to 10% of base salary only. The Committee believes that this better reflects the objective of the SERP, which is to provide replacement value for retirement benefits lost due to the 401(k) plan contribution limitations. The approved fiscal 2015 SERP contributions for each of the continuing Named Executive Officers are set forth in the following table:

Named Executive Officer	Fiscal 2015 SERP Contribution
Mr. Kuchenrither	$80,000
Mr. Given	60,000
Mr. Welch	41,000
Ms. Maccarrone	40,000
Other Benefits and Perquisites
The executive officers participate in other benefit plans on the same terms as other employees. These plans include medical, dental and life insurance benefits, and our 401(k) retirement savings plan. In addition, we provide supplemental healthcare benefits to our executive officers. The amount of that benefit for the Named Executive Officers during fiscal 2014 is included in the “All Other Compensation” table below.
Other Executive Compensation Matters
Employment Agreements and Severance — Paul E. Rothamel, our former President and Chief Executive Officer, had an employment agreement that provided for certain benefits (principally, a payment equal to one year of then-current base salary plus, in some cases, the prorated annual incentive bonus at target amount) in the event that Mr. Rothamel's employment was terminated under certain circumstances. This employment agreement was terminated on July 18, 2014, and the Company and Mr. Rothamel are still in discussions regarding the severance benefits payable under the agreement.
In June 2014, the Board of Directors (as it was then constituted) approved two plans that provide severance benefits to certain senior executives (including the executive officers).

•
As approved, the EZCORP, Inc. Change in Control Severance Plan provides certain of our senior executives (including all of the executive officers at the time) with certain severance benefits if (1) the executive's employment is either terminated by the Company for any reason other than Cause (as defined in the plan), death, disability or mandatory retirement or terminated by the executive for Good Reason (as defined in the plan) and (2) such termination of employment occurs within two years after a "Change in Control" of the Company or prior to, but in connection with, a potential Change in Control. The term "Change in Control" is defined in the plan and includes not only a change in the beneficial ownership of the Company's voting stock, but also certain changes in the composition of the Board of Directors. To date, a Change in Control (as defined in the plan) has not occurred, and the only remaining executives who were original participants in the Change in Control Severance Plan (Mr. Kuchenrither, Mr. Welch and Ms. Maccarrone) have withdrawn their participation. Consequently, there are current no participants in the plan.

•
As approved, the EZCORP, Inc. Executive Severance Pay Plan provided participants with certain severance benefits in non-change in control circumstances, generally if the participant's employment was either terminated by the Company for any reason other than Cause (as defined in the plan), death, disability or mandatory retirement or terminated by the participant for Good Reason (as defined in the plan). The original participants in the plan included certain of our senior executives (including all of our executive officers at the time), and was intended to replace various severance arrangements that were otherwise reflected in offer letters and other documents. On August 25, 2014, the Board of Directors (as currently constituted) terminated the Executive Severance Pay Plan and reinstated the various severance arrangements that existed prior to the adoption of the plan.

As of September 30, 2014, the company provides the following severance benefits to its executive officers:

•	Each of our executive officers will receive salary continuation for one year if his or her employment is terminated by the Company without cause.

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
Restrictive Covenants — Each of the Company's executive officers, along with other key employees, has entered into a Protection of Sensitive Information, Non-competition and Non-solicitation Agreement, under which the executive is subject to confidentiality and non-disclosure obligations with respect to various categories of proprietary, competitively sensitive and confidential information. In addition, the executive has agreed that, for a period of one year following the termination of employment with the Company, he or she will not compete with the Company (within a defined area) and will not solicit the Company's employees or suppliers.
Other Factors Affecting Compensation — In establishing total compensation for the executive officers, the Committee considers the effect of Section 162(m) of the Internal Revenue Code, which limits the deductibility of compensation paid to each covered employee. Generally, Section 162(m) prevents a company from receiving a federal income tax deduction for compensation paid to a covered employee in excess of $1 million for any year, unless that compensation is performance-based. To the extent practical, the Committee intends to preserve deductibility, but may choose to provide compensation that is not deductible if necessary to attract, retain and reward high-performing executives or if otherwise appropriate under the circumstances.
Compensation for New Executive Officers
Stuart I. Grimshaw — On August 12, 2014, the Board of Directors approved the appointment of Stuart I. Grimshaw to the position of Executive Chairman, and Mr. Grimshaw officially assumed that position on November 1, 2014. At the time of the appointment, the full Board (including all the independent and non-employee directors) approved a compensation package for Mr. Grimshaw that includes the following:

•	Base annual salary of $1 million.

•	Sign-on bonus of $1 million.

•
"Initial" short-term incentive bonus of $600,000 payable upon completing an initial 120-day plan with performance metrics set by the Board, and an additional $460,000 per year for the first two years contingent upon the Company achieving specified performance metrics based on sustained growth in EBITDA.

•
Annual short-term incentive bonus contingent upon the achievement of specified performance metrics, with a target amount of 250% of base salary in the first year and increasing by 25 percentage points per year up to 400% after six years. The annual short-term incentive bonus will be payable two-thirds in cash and one-third in the form of restricted shares of Class A Non-voting Common Stock, subject the following vesting schedule:

•	For shares received with respect to the annual short-term incentive bonus for fiscal 2015, 2016 and 2017, such shares will vest 12 months from the end of such fiscal year; and

•
For shares received with respect to the annual short-term incentive bonus for fiscal 2018 and subsequent years, 50% of such shares will vest 12 months from the end of such fiscal year and 50% of such shares will vest 24 months from the end of such fiscal year.

•	An initial grant of 400,000 restricted shares of Class A Non-voting Common Stock vesting over a six-year period as follows (subject to the Company achieving specified performance metrics):

•	100,000 shares on October 1, 2015

•	100,000 shares on October 1, 2016

•	100,000 shares on October 1, 2018

•	100,000 shares on October 1, 2020

•
An additional grant of 600,000 restricted shares of Class A Non-voting Common Stock vesting over six years in specified amounts if the per-share trading price of the Class A Non-voting Common Stock achieves specified levels ranging from $15 to $80. Any shares that vest during this six-year period will remain subject to a transfer restriction until the end of such six-year period, and any shares that remain unvested at the end of the six-year period because the stock price has not achieved the specified levels will be forfeited.

•
Other benefits, to include a temporary housing allowance of up to $25,000 per month through fiscal 2015, reimbursement for tax and employment advice in connection with relocation to the U.S., reimbursement of the costs of relocation and standard executive healthcare and retirement benefits.

The terms of Mr. Grimshaw's compensation package were the product of negotiation between the Company and Mr. Grimshaw, and the Board believes that these terms represent an appropriate compensation arrangement to attract and retain an executive of Mr. Grimshaw's caliber and experience. In addition, the Board believes that Mr. Grimshaw's compensation package contains an appropriate mix of performance-based compensation to (a) encourage and incent the implementation of initiatives designed to focus the Company's strategic direction and (b) align Mr. Grimshaw's total compensation with the delivery of sustainable long-term value for all stockholders.
Eric Fosse — On September 10, 2014, the Board of Directors approved the appointment of Eric Fosse to the position of President, Pawn and Cash Converters North America, and Mr. Fosse officially assumed that position on September 15, 2014. At the time of the appointment, the full Board (including all the independent and non-employee directors) approved a compensation package for Mr. Fosse that includes the following:

•	Base annual salary of $475,000.

•	Annual incentive bonus target amount of 100% of base salary, with payout contingent upon the achievement of specified Company, business unit and individual performance measures.

•	Standard executive healthcare and retirement benefits.
For fiscal 2015, the Committee has approved a grant of 45,000 shares of restricted stock to Mr. Fosse, 27,000 of which are subject to performance-based vesting (vesting pro rata over a three-year period subject to specified performance objectives based in EBITDA growth) and 18,000 of which are subject to stock price-based vesting similar to those described above under "Components of Compensation — Long-Term Incentives" above.
The Board believes that the terms of Mr. Fosse's employment represent an appropriate compensation arrangement to attract and retain an executive of Mr. Fosse's caliber and experience and contain an appropriate mix of fixed and performance-based compensation.
Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014. This report is provided by the following directors, who comprised the Compensation Committee as of the end of fiscal 2014.

Lachlan Given (Chair) Pablo Lagos Espinosa Thomas Roberts Joseph Rotunda
Compensation Committee Interlocks and Insider Participation
Mr. Given, Chair of the Compensation Committee since September 2014, is also an executive officer of the Company, and Mr. Rotunda, a member of the Compensation Committee, is a former executive officer of, and consultant to, the Company. See “Part III — Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Committees of the Board — Compensation Committee.” The other two members of the Compensation Committee (Mr. Lagos and Mr. Roberts) are not and have never been an officer of or employed by the Company and do not have any relationship that requires disclosure under Item 404 of Regulation S K, the SEC’s rules requiring disclosure of certain relationships and related party transactions.
Mr. Grimshaw and Mr. Given (both executive officers of the Company) serve as directors of Cash Converters International Limited, and Mr. Cumins (a director) is the Managing Director and a member of the board of directors of Cash Converters International Limited. Mr. Given was recently appointed to the Remunerations Committee of Cash Converters International Limited, but Mr. Cumins does not serve on the Company’s Compensation Committee.

Summary Compensation Table
The table below summarizes the total compensation for fiscal 2014, 2013 and 2012 for the Named Executive Officers. See Part III — Item 11 — Executive Compensation — Compensation Discussion and Analysis” for a description of how we determined the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total

Mark Kuchenrither President and Chief Executive Officer and Chief Financial Officer	2014	$700,000	$350,000	$—	$—	$161,898	$1,211,898
	2013	690,385	—	4,038,000	—	154,434	4,882,819
	2012	432,837	—	900,716	236,250	78,789	1,648,592
Paul E. Rothamel Former President and Chief Executive Officer	2014	807,692	1,000,000	—	—	281,532	2,089,224
	2013	973,537	—	—	—	295,513	1,269,050
	2012	859,615	—	—	1,260,000	261,561	2,381,176
Lachlan P. Given (6) Executive Vice Chairman	2014	82,258	—	—	—	259,000	341,258
	2013	—	—	—	—	480,000	480,000
	2012	—	—	—	—	—	—
Thomas H. Welch, Jr. Senior Vice President, General Counsel and Secretary	2014	375,000	—	450,984	—	63,460	889,444
	2013	325,962	125,000	323,040	—	62,645	836,647
	2012	312,308	—	249,596	132,300	58,911	753,115
Jodie Maccarrone President, Global Financial Services	2014	350,385	—	360,525	—	132,193	843,103
	2013	247,115	100,000	232,185	—	—	579,300
	2012	80,769	51,911	—	24,500	—	157,180
Sterling B. Brinkley (7) Former Executive Chairman of the Board	2014	891,731	1,000,000	—	—	45,734	1,937,465
	2013	973,077	—	—	—	292,533	1,265,610
	2012	873,077	—	—	1,260,000	254,176	2,387,253
Barry W. Guest Former President, U.S. Pawn & Retail	2014	426,154	—	450,984	—	538,502	1,415,640
	2013	387,115	125,000	464,370	—	70,671	1,047,156
	2011	332,500	—	398,811	129,183	87,289	947,783

(1)
The Salary amounts in the above Summary Compensation Table reflect the gross amounts of base salary paid to each of the Named Executive Officers during the fiscal years so noted. Base salary adjustments for fiscal 2014 were effective October 1, 2013; base salary adjustments for fiscal 2013 were effective October 1, 2012; and base salary adjustments fiscal 2012 were effective January 1, 2012. Therefore, the amounts shown above for fiscal 2012 reflect fiscal 2011 base salary for three months (October through December 2011) and fiscal 2012 base salary for nine months (January through September 2012).

(2)
The Company did not pay annual incentive bonuses for either fiscal 2013 or fiscal 2014. The 2014 amounts shown for Mr. Kuchenrither, Mr. Rothamel and Mr. Brinkley represent discretionary bonuses paid in November 2014 for fiscal 2014. See “Part III — Item 11 — Executive Compensation — Compensation Discussion and Analysis — Components of Compensation — Discretionary Bonuses.” The 2013 amounts shown for Mr. Welch, Ms. Maccarrone and Mr. Guest represent discretionary bonuses paid for fiscal 2013. The fiscal 2012 amount shown for Ms. Maccarrone represents a sign-on bonus that we paid to Ms. Maccarrone pursuant to the terms of her employment agreement.

(3)
Amounts represent the aggregate grant date fair value of restricted stock or restricted stock unit awards, computed in accordance with FASB ASC 718-10-25. See Note 10 to our Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplemental Data.” The actual value realized by the Named Executive Officer with respect to stock awards will depend on whether the award vests and, if it vests, the market value of our stock on the date the stock is sold.

(4)
Amounts represent the cash awards earned under the Incentive Compensation Plan, which is discussed in further detail in “Part III — Item 11 — Executive Compensation — Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonus.”

(5)
Amounts include the cost of providing various perquisites and personal benefits, as well as the value of our contributions to the company-sponsored 401(k) plan and Supplemental Executive Retirement Plan. In the case of Mr. Guest, the 2014 amount includes severance benefits that were paid or are payable to him by reason of the termination of his employment in September 2014. For detail of the amounts shown for each Named Executive Officer, see the table under “Other Benefits and Perquisites — All Other Compensation” below.

(6)
Mr. Given became an executive officer effective August 12, 2014 upon his appointment as Executive Vice Chairman. The 2014 Salary amount includes the salary we paid to Mr. Given during fiscal 2014 in connection with his role as Executive Vice Chairman. The amounts shown under All Other Compensation for fiscal 2014 and 2013 represent the amounts we paid to LPG Limited (HK), a business and financial advisory firm wholly-owned by Mr. Given, pursuant to consulting agreements between the Company and LPG Limited. See “Part III — Item 13 — Certain Relationships and Related Transactions, and Director Independence — Related Party Transactions — Agreement with LPG Limited.”

(7)
Mr. Brinkley also served on the board of directors of Albemarle & Bond Holdings PLC, and in that capacity received approximately $120,000 in director fees during fiscal year 2013. This amount is not included in the Summary Compensation Table, as the amount was paid by Albemarle & Bond, which is not controlled by EZCORP.

Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2014. For information about the plans under which these awards were granted, see “Part III — Item 11 — Executive Compensation — Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonus” and “Part III — Item 11 — Executive Compensation — Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.
Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Stock Awards: Number of Shares of Stock or Units (2)		Grant Date Fair Value (3)
Name	Grant Date	Threshold	Target	Maximum
Mr. Kuchenrither	10/1/2013	—	$525,000	$787,500	—		$—
Mr. Rothamel	10/1/2013	—	$2,000,000	$3,000,000	—		$—
Mr. Given (4)	—	—	$—	$—	—		$—
Mr. Welch	10/1/2013	—	$225,000	$337,500	—		$—
	2/18/2014	—	$—	$—	34,400	(5)	$450,984
Ms. Maccarrone	10/1/2013	—	$204,000	$306,000	—		$—
	2/18/2014	—	$—	$—	27,500	(5)	$360,525
Mr. Brinkley	—	—	$1,000,000	$1,000,000	—		$—
Mr. Guest	2/18/2014	—	$258,000	$387,000	34,400	(5)	$450,984

(1)
The target amounts are the target awards under the fiscal 2014 Incentive Compensation Plan. They represent a specified percentage of the Named Executive Officer’s fiscal 2014 base salary. The threshold amount reflects the fact that no incentive plan awards were payable if the minimum financial and other specified incentive goals were not achieved. As discussed in “Part III — Item 11 — Executive Compensation — Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonuses,” the Company did not achieve the specified business performance goals during fiscal 2014, and no annual incentive bonuses were paid under the fiscal 2014 Incentive Compensation Plan. See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above.

(2)	Represents the number of shares of restricted stock or the number of restricted stock units awarded in fiscal 2014.

(3)	Represents the full grant date fair value of fiscal 2014 equity awards. This is the amount we will expense in our financial statements over the awards’ vesting schedules.

(4)	Mr. Given did not become an executive officer until August 2014 and, therefore, was not eligible for any plan-based awards in fiscal 2014.

(5)
These awards represent restricted stock units that vest pro rata over three years (one-third on October 1, 2014, one-third on October 1, 2015 and the remaining one-third on the October 1, 2016), subject to the achievement of specified performance objectives. The performance objective for the October 1, 2014 vesting was not met, and that vesting has been deferred to October 1, 2015, subject to meeting the performance objective for that date.

The following table sets forth certain information about outstanding stock awards held by the Named Executive Officers as of the end of fiscal 2014. None of the Named Executive Officers holds any stock options.
Outstanding Equity Awards at Fiscal Year-End

		Stock Awards
Name	Award Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)
Mr. Kuchenrither	10/3/2011	11,066	(2)	$109,664
	1/2/2013	200,000	(3)	$1,982,000
Mr. Rothamel	—	—		$—
Mr. Given (4)	—	—		$—
Mr. Welch	10/3/2011	3,066	(2)	$30,384
	1/2/2013	10,666	(5)	$105,700
	2/18/2014	34,400	(6)	$340,904
Ms. Maccarrone	1/2/2013	7,666	(5)	$75,970
	2/18/2014	27,500	(6)	$272,525
Mr. Brinkley	10/1/2010	200,000	(7)	$1,982,000
Mr. Guest	—	—		$—

(1)	Market value is based on the closing price of our Class A Common Stock on September 30, 2014, the last market trading day of the Company's fiscal year ($9.91).

(2)
These shares vest over three years (one-third on the first anniversary of the grant date, one-third on the second anniversary of the grant date and one-third on the third anniversary of the grant date), so long as, at each vesting date, the Company has achieved an average annual compounded growth rate in EBITDA of at least 5% when compared to the Company’s EBITDA for the completed fiscal year immediately preceding the grant date. Any shares that do not vest as a result of the failure to attain the applicable performance goal will vest on the next succeeding vesting date so long as the performance goal for that succeeding vesting date has been attained. Based on the Company’s audited financial statements for fiscal 2014, the performance goal for the October 2014 vesting was not met, and the shares shown have been forfeited.

(3)
These shares vest over six years (one-third on October 1, 2014, one-third on October 1, 2016, and one-third on October 1, 2018), so long as, at each vesting date, the Company has achieved an average annual compounded growth rate in EBITDA of at least 5% when compared to the Company’s EBITDA for the completed fiscal year immediately preceding the grant date. Any shares that do not vest as a result of the failure to attain the applicable performance goal will vest on the next succeeding vesting date so long as the performance goal for that succeeding vesting date has been attained. EBITDA for any fiscal year is calculated from the Company’s audited consolidated financial statements for such year, and shall be equal to the Company’s consolidated net income before interest, taxes, depreciation and amortization (with certain adjustments for extraordinary or one-time items). Based on the Company’s audited financial statements for fiscal 2014, the performance goal for the October 2014 vesting was not met, and the vesting of those shares has been deferred to October 1, 2016, subject to meeting the performance objective for the October 2016 vesting.

(4)	Mr. Given did not become an executive officer until August 2014 and, therefore, did not have any equity awards outstanding at the end of fiscal 2014.

(5)
These shares vest over three years (one-third on October 1, 2014, one-third on October 1, 2015 and one-third on the October 1, 2016), so long as, at each vesting date, the Company has achieved an average annual compounded growth rate in EBITDA of at least 5% when compared to the Company’s EBITDA for the completed fiscal year immediately preceding the grant date. Any shares that do not vest as a result of the failure to attain the applicable performance goal will vest on the next succeeding vesting date so long as the performance goal for that succeeding vesting date has been attained. Based on the Company’s audited financial statements for fiscal 2014, the performance goal for the October 2014 vesting was not met, and the vesting of those shares has been deferred to October 1, 2015, subject to meeting the performance objective for the October 2015 vesting.

(6)
These awards are restricted stock units that vest over three years (one-third on October 1, 2014, one-third on October 1, 2015 and one-third on October 1, 2016), so long as, at each vesting date, the Company has achieved an average annual compounded growth rate in EBITDA of at least 5% when compared to the Company’s EBITDA for the completed fiscal year immediately preceding the grant date. Any shares that do not vest as a result of the failure to attain the applicable performance goal will vest on the next succeeding vesting date so long as the performance goal for that succeeding vesting date has been attained. Based on the Company’s audited financial statements for fiscal 2014, the performance goal for the October 2014 vesting was not met, and the vesting of those shares has been deferred to October 1, 2015, subject to meeting the performance objective for the October 2015 vesting.

(7)
These shares vest over six years (one-third on October 1, 2012, one-third on October 1, 2014 and one-third on October 1, 2016), so long as, at each vesting date, the Company has achieved an average annual compounded growth rate in EBITDA of at least 5% when compared to the Company’s EBITDA for the completed fiscal year immediately preceding the grant date. Any shares that do not vest as a result of the failure to attain the applicable performance goal will vest on the next succeeding vesting date so long as the performance goal for that succeeding vesting date has been attained. Based on the Company’s audited financial statements for fiscal 2014, the performance goal for the October 2014 vesting was not met, and the vesting of those shares has been deferred to October 1, 2016, subject to meeting the performance objective for the October 2016 vesting.

Option Exercises and Stock Vested
The following table sets forth, with respect to each of the Named Executive Officers, certain information about option exercises and restricted stock vesting during fiscal 2014.

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting		Value Realized on Vesting (1)
Mr. Kuchenrither	14,400	(2)	$169,776
Mr. Rothamel	—		$—
Mr. Given	—		$—
Mr. Welch	11,734	(2)	$138,344
Ms. Maccarrone	3,834	(3)	$65,255
Mr. Brinkley	270,000	(4)	$3,118,500
Mr. Guest	15,900	(5)	$200,265

(1)	Computed using the fair market value of the stock on the date of vesting.

(2)	These shares vested on November 25, 2013 (market value of $11.79 per share on the date of vesting).

(3)	These shares vested on October 1, 2013 (market value of $17.02 per share on the date of vesting).

(4)	These shares vested on June 30, 2014 (market value of $11.55 per share on the date of vesting) pursuant to the terms of Mr. Brinkley’s retirement.

(5)
Of the shares shown, 4,900 vested on October 3, 2013 (market value of $16.09 per share on the date of vesting), 7,667 vested on November 25, 2013 (market value of $11.79 per share on the date of vesting), and 3,333 vested on August 1, 2014 (market value of $9.31 per share on the date of vesting).

Other Benefits and Perquisites
401(k) Retirement Plan — All employees are given an opportunity to participate in our 401(k) retirement savings plan (following a new-hire waiting period). This plan allows participants to have pre-tax amounts withheld from their pay and provides for a discretionary employer matching contribution (currently, a 25% match in the form of our Class A Common Stock up to 6% of salary). Participants may invest their contributions in various fund options, but are prohibited from investing their contributions in our common stock. Prior to July 1, 2013, a participant vested in the matching contributions pro rata over their first five years of service. As of July 1, 2013, a participant vests in the matching contributions pro rata over their first three years of service. All of a participant’s matching contributions vest 100% in the event of the participant’s death or disability or the termination of the plan due to a change in control.
Supplemental Executive Retirement Plan — The Internal Revenue Code limits the amount of pre-tax savings that highly paid executives can contribute to the 401(k) plan. To offset some of the negative impact of these limitations on retirement savings and to encourage retention of key executives, we provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”). Company contributions to the SERP are formula-based, reviewed and recommended by management and approved by the Compensation Committee each year. For fiscal 2014, our annual contributions to the SERP were calculated as a percentage of the sum of base salary plus target bonus, with that percentage being 9% for Senior Vice Presidents or above and 4% for Vice Presidents. For fiscal 2015, the contributions to the SERP were calculated as a percentage of base salary only, with that percentage being 10% for Senior Vice Presidents or above and 6% for Vice Presidents. There were 13 participants in the SERP during fiscal 2014.
All SERP funds have a vesting schedule as an additional retention tool. Generally, the funds vest over three years from the grant date, with one-third vesting each year. All of a participant’s SERP funds vest 100% in the event of his or her death or disability, the termination of his or her employment without cause, or the termination of the plan due to a change in control of the company. In addition, all SERP funds are 100% vested when a participant attains his or her normal retirement age (generally 60 years old and five years of active service) while actively employed by us. All SERP funds are forfeited, regardless of vesting status, if the participant’s employment is terminated for cause.
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

The following table describes the contributions, earnings and balance at the end of fiscal 2014 for each of the Named Executive Officers:
Nonqualified Deferred Compensation

Named Executive Officer	Company Contributions in Fiscal 2014 (1)	Aggregate Earnings in Fiscal 2014 (2)	Aggregate Withdrawals/Distributions in Fiscal 2014	Aggregate Balance at September 30, 2014 (3)

Mr. Kuchenrither	$141,750	$52,111	$—	$536,506
Mr. Rothamel (4)	270,000	161,084	—	797,783
Mr. Given (5)	—	—	—	—
Mr. Welch	54,000	29,898	—	318,504
Ms. Maccarrone	21,760	2,807	—	41,160
Mr. Brinkley	270,000	208,739	—	2,232,708
Mr. Guest (6)	61,920	16,717	—	68,168

(1)	These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”

(2)	These amounts were not included in the Summary Compensation Table as the earnings were not in excess of market rates.

(3)
Of the Aggregate Balance at September 30, 2014, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $273,459 for Mr. Kuchenrither; $771,750 for Mr. Rothamel; $59,040 for Mr. Welch; and $1,289,188 for Mr. Brinkley. None of the amount shown for Ms. Maccarrone was previously reported in Summary Compensation Tables for prior years, as Ms. Maccarrone was not a Named Executive Officer in those prior years.

(4)
Mr. Rothamel’s employment terminated in July 2014, and any vested balance at that time will be distributed to him six months after his termination date. During fiscal 2014, at least $660,108 in unvested benefits was forfeited.

(5)	Mr. Given did not become an executive officer until August 2014 and, therefore, did not receive any SERP contribution for fiscal 2014.

(6)
Mr. Guest’s employment terminated in September 2014, and any vested balance at that time will be distributed to him six months after his termination date. During fiscal 2014, at least $137,895 in unvested benefits was forfeited.

All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

Named Executive Officer	Year	Health Care Supplemental Insurance (1)	Value of Supplemental Life Insurance Premiums (2)	Company Contributions to Defined Contribution Plans (3)	Consulting Fees (4)	Other Benefits (5)	Total

Mr. Kuchenrither	2014	$18,816	$1,332	$141,750	$—	$—	$161,898
	2013	11,280	1,404	141,750	—	—	154,434
	2012	6,294	1,620	70,875	—	—	78,789
Mr. Rothamel	2014	8,922	1,110	271,500	—	—	281,532
	2013	13,239	1,404	273,750	—	7,120	295,513
	2012	13,266	1,620	246,675	—	—	261,561
Mr. Given	2014	—	—	—	259,000	—	259,000
	2013	—	—	—	480,000	—	480,000
	2012	—	—	—	—	—	—
Mr. Welch	2014	6,628	1,332	55,500	—	—	63,460
	2013	10,003	1,372	51,270	—	—	62,645
	2012	13,472	1,519	43,920	—	—	58,911
Ms. Maccarrone	2014	5,276	1,332	25,585	—	100,000	132,193
	2013	—	—	—	—	—	—
	2012	—	—	—	—	—	—
Mr. Brinkley	2014	14,380	1,049	270,000	—	2,058,042	2,343,471
	2013	10,772	1,404	270,000	—	10,357	292,533
	2012	9,556	1,620	243,000	—	—	254,176
Mr. Guest	2014	8,562	1,332	61,920	—	466,688	538,502
	2013	2,480	1,394	59,040	—	7,757	70,671
	2012	427	1,580	46,800	—	38,482	87,289

(1)
We reimburse certain of our executives, including all of the Named Executive Officers, for healthcare costs in excess of amounts covered by our health insurance plans. The amounts shown represent the amount of such supplemental healthcare benefits we paid to each of the Named Executive Officers during each of the years presented.

(2)
Represents taxable group life insurance premiums paid on behalf of the Named Executive Officers. The benefit provides life and accidental death and dismemberment coverage at three times the Named Executive Officer’s annual salary up to a maximum of $1 million.

(3)	Includes the fiscal 2014 Company contributions to the 401(k) plan and the Supplemental Executive Retirement Plan.

(4)
During fiscal 2013 and part of fiscal 2014, we had a consulting agreement with LPG Limited (HK), an entity wholly-owned by Mr. Given. See “Part III — Item 13 — Certain Relationships and Related Transactions and Director Independence — Director Independence.” The amounts shown represent the amount of consulting fees we paid to LPG Limited pursuant to such consulting agreement.

(5)	The amount for Mr. Rothamel represents the aggregate amounts we paid to him associated with locating living accommodations in Miami, Florida.
The amount shown for Ms. Maccarrone represents the aggregate amounts we paid to her associated with her relocation to Austin, Texas.
The fiscal 2014 amount shown for Mr. Brinkley represents amounts that we agreed to pay Mr. Brinkley in connection with his retirement after 25 years of service. The fiscal 2013 amount represents the aggregate amounts we paid to him associated with his relocation to Miami, Florida.
The fiscal 2014 amount shown for Mr. Guest represents the aggregate severance payments we agreed to pay Mr. Guest in connection with the termination of his employment ($459,992), plus the aggregate amounts we paid to him associated with his relocation to Austin, Texas ($6,696). The fiscal 2013 and 2012 amounts represent the aggregate amounts we paid to him in connection with his relocation to Austin, Texas.
Certain Termination and Change-in-Control Benefits — The following is a summary of various agreements that provide for benefits to the Named Executive Officers upon termination of employment or a change-in-control:

•
Rothamel Employment Agreement — Paul E. Rothamel, our former President and Chief Executive Officer, had an employment agreement that provided for certain benefits (principally, a payment equal to one year of then-current base salary plus, in some cases, the prorated annual incentive bonus at target amount) in the event that Mr. Rothamel’s employment was terminated under certain circumstances. This employment agreement was terminated on July 18, 2014, and the Company and Mr. Rothamel are still in discussions regarding the severance benefits payable under the agreement and other agreements that may be applicable.

•
October 2, 2006 Restricted Stock Awards — On October 2, 2006, we granted a performance-based restricted stock award to Mr. Brinkley. Under the terms of that award, the vesting of all remaining unvested shares (270,000) was accelerated upon Mr. Brinkley’s retirement on June 30, 2014.

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

•
Change in Control Benefits — In June 2014, the Board of Directors approved the EZCORP, Inc. Change in Control Severance Plan that provides certain of our senior executives with certain severance benefits if (1) the executive’s employment is either terminated by the Company for any reason other than Cause (as defined in the plan), death, disability or mandatory retirement or terminated by the executive for Good Reason (as defined in the plan) and (2) such termination of employment occurs within two years after a “Change in Control” of the Company or prior to, but in connection with, a potential Change in Control. The term “Change in Control” is defined in the plan and includes not only a change in the beneficial ownership of the Company’s voting stock, but also certain changes in the composition of the Board of Directors. To date, a Change in Control (as defined in the plan) has not occurred. There are currently no participants in the plan.

•	General severance benefits — We currently provide each of our executive officers with one year salary continuation if his or her employment is terminated by the Company without cause.
The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2014:

	Salary	Incentive Bonus	Aggregate Healthcare Payments	Accelerated Vesting of Restricted Stock (1)	Accelerated Vesting of SERP Balance
Resignation for Good Reason:
Mr. Kuchenrither	$700,000	$—	$—	$—	$—
Mr. Given	—	—	—	—	—
Mr. Welch	375,000	—	—	—	—
Ms. Maccarrone	400,000	—	—	—	—
Termination Without Cause:
Mr. Kuchenrither	$700,000	$—	$—	$—	$—
Mr. Given	—	—	—	—	—
Mr. Welch	375,000	—	—	—	—
Ms. Maccarrone	400,000	—	—	—	—
Death or Disability:
Mr. Kuchenrither	$—	$—	$—	$2,091,664	$536,506
Mr. Given	—	—	—	—	—
Mr. Welch	—	—	—	476,988	318,504
Ms. Maccarrone	—	—	—	348,495	41,160

(1)	Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 30, 2014 ($9.91).
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
Director Compensation
Each non-employee director receives a basic annual retainer fee, with the chair of the Audit Committee, the chair of the Compensation Committee and the Lead Director each receiving an additional amount. During fiscal 2014, the basic annual retainer fee was $80,000, and additional amounts paid to the chair of the Audit Committee, the chair of the Compensation Committee and the Lead Director were $20,000, $15,000 and $50,000, respectively. Annual retainer fees are paid in cash on a quarterly basis. The non-employee director compensation for fiscal 2015 will be the same as that for fiscal 2014, with the exception that the Audit Chair supplemental fee will increase to $27,500 annually.
The non-employee directors are also eligible for stock option and restricted stock awards. The number of options or shares of restricted stock awarded, as well as the other terms and conditions of the awards (such as vesting and exercisability schedules and termination provisions), are determined by the Board of Directors upon the recommendation of the Compensation Committee. No options have been awarded to the non-employee directors since fiscal 2007. Equity awards are generally granted on the first business day of the fiscal year (or as soon as practicable thereafter).
The following table sets forth the compensation paid to our non-employee directors for fiscal 2014. Mr. Grimshaw, Mr. Kuchenrither and Mr. Given are executive officers of the company and do not receive any additional compensation for serving on the Board of Directors.

Director	Fees Earned or Paid in Cash	Restricted Stock Awards (1)	Total

Charles A. Bauer (2)	$25,000	$—	$25,000
Joseph J. Beal (3)	95,000	160,800	255,800
Santiago Creel Miranda (4)	60,000	112,500	172,500
Peter Cumins (5)	13,500	—	13,500
Pablo Lagos Espinosa	80,000	160,800	240,800
John Farrell (6)	60,000	160,800	220,800
William C. Love (3)	145,000	160,800	305,800
Thomas C. Roberts (7)	146,500	160,800	307,300
Joseph Rotunda (5)	13,500	—	13,500

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

Each non-employee director received a grant of 10,000 shares of restricted stock on October 11, 2013 (except for Mr. Creel, who received his grant on January 29, 2014). These shares vest over a two-year period (50% on October 1, 2014 and 50% on October 1, 2015). The values shown above were computed using the closing price of our Class A Common Stock on the date of grant ($16.08 on October 11, 2013 and $11.25 on January 29, 2014).
At September 30, 2014, Mr. Lagos held 13,250 shares of restricted stock and Mr. Creel held 10,000 shares of restricted stock. No other board member held shares of restricted stock at September 30, 2014.

(2)	Mr. Bauer resigned from the Board of Directors in July 2014.

(3)	Mr. Beal and Mr. Love were removed from the Board of Directors by the controlling stockholder in July 2014.

(4)	Mr. Creel joined the Board of Directors in January 2014 and received non-employee director fees for the second, third and fourth quarters.

(5)	Mr. Cumins and Mr. Rotunda joined the Board of Directors on July 28, 2014, and received non-employee director fees for the last two months of the fiscal year.

(6)
Mr. Farrell retired from the Board of Directors effective March 24, 2014. As permitted under his restricted stock award agreements, the Board of Directors elected to accelerate the vesting on 8,250 shares of unvested restricted stock held by Mr. Farrell on the date of his retirement. The market value of those shares on the date of vesting was $93,803. In addition, the Board agreed to pay Mr. Farrell his non-employee director fees through June 30, 2014 (representing an additional retirement benefit of $20,000).

(7)
Mr. Roberts retired from the Board of Directors in January 2014 after having served for almost 10 years. As permitted under his restricted stock award agreements, the Board of Directors elected to accelerate the vesting on 13,250 shares of unvested restricted stock held by Mr. Roberts on the date of his retirement. The market value of those shares on the date of vesting was $152,375. In addition, the Board agreed to pay Mr. Roberts a total of $97,500 (an amount equal to the remainder of his fiscal 2014 non-employee director fees). Mr. Roberts rejoined the Board of Directors on July 28, 2014, and received additional non-employee directors for the last two months of the fiscal year.

Certain of our non-employee directors serve, at the request of EZCORP, on the boards of our affiliates or subsidiaries and in that capacity earn director fees, paid in cash, from those other companies. During fiscal 2014, those other company director fees earned by our non-employee directors were: Mr. Beal, $85,558 from Cash Converters International Limited; Mr. Lagos, $64,711 from Grupo Finmart; Mr. Farrell, $14,580 from Albemarle & Bond Holdings PLC; Mr. Love, $85,558 from Cash Converters International Limited; and Mr. Roberts, $14,580 from Albemarle & Bond Holdings PLC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
Stockholders have approved the 2010 Long-Term Incentive Plan, which we currently use for stock incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units or performance shares. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plans as of September 30, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a) (1)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	—	$—	521,794
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	521,794

(1)	Excludes 685,551 shares of restricted stock that were outstanding at September 30, 2014.

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of October 31, 2014 for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers (other than Mr. Rothamel, Mr. Brinkley and Mr. Guest, who are no longer with the company), and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-voting Common Stock				Class B Voting Common Stock
Beneficial Owner	Number		Percent		Number	Percent	Voting Percent
MS Pawn Limited Partnership (a) MS Pawn Corporation Phillip Ean Cohen 1901 Capital Parkway Austin, Texas 78746	2,974,047	(b)	5.54%	(b)	2,970,171	100%	100%
FMR LLC 245 Summer Street Boston, MA 02110	7,176,535	(c)	13.39%		—	—	—
Blackrock, Inc. 40 East 52nd Street New York, New York 10022	4,116,738	(d)	7.68%		—	—	—
Huber Capital Management LLC 2321 Rosecrans Ave., Suite 3245 El Segundo, California 90245	3,183,827	(e)	5.94%		—	—	—
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, Pennsylvania 19355	3,122,713	(f)	5.83%		—	—	—
Santiago Creel Miranda	5,000	(g)	*		—	—	—
Peter Cumins	—	(h)	*		—	—	—
Pablo Lagos Espinosa	22,700	(g)	*		—	—	—
Thomas C. Roberts	42,700	(h)	*		—	—	—
Joseph L. Rotunda	725,027	(i)	1.43%		—	—	—
Mark Kuchenrither	31,795	(j)	*		—	—	—
Lachlan P. Given	—		*		—	—	—
Thomas H. Welch, Jr.	30,805	(k)	*		—	—	—
Jodie E. B. Maccarrone	16,172	(l)	*		—	—	—
Directors and executive officers as a group (11 persons)	877,199	(m)	1.72%		—	—	—

(a)
MS Pawn Corporation is the general partner of MS Pawn Limited Partnership and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation.

(b)	The number of shares and percentage reflect Class A Common Stock, inclusive of Class B Common Stock, shares of which are convertible to Class A Common Stock on a one-to-one basis.

(c)	Based on the Form 13F filed by FMR LLC on September 30, 2014.

(d)	Based on the Forms 13F filed by various Blackrock managers on September 30, 2014.

(e)	Based on the Form 13F filed by Huber Capital Management LLC on September 30, 2014.

(f)	Based on the Form 13F filed by The Vanguard Group, Inc. on September 30, 2014.

(g)	Does not include 21,000 shares of unvested restricted stock.

(h)	Does not include 16,000 shares of unvested restricted stock.

(i)	Includes 1,865 shares held through the Company’s 401(k) retirement savings plan. Does not include 16,000 shares of unvested restricted stock.

(j)	Does not include 200,000 shares of unvested restricted stock.

(k)	Includes 433 shares held through the Company's 401(k) retirement savings plan. Does not include 10,666 shares of unvested restricted stock or 34,400 unvested restricted stock units.

(l)	Does not include 6,000 shares of unvested restricted stock or 27,500 unvested restricted stock units.

(m)
Group includes those persons who were serving as directors and executive officers on October 31, 2014. Number shown does not include 306,666 shares of unvested restricted stock or 61,900 unvested restricted stock units.

* Shares beneficially owned do not exceed one percent of Class A Common Stock, inclusive of Class B Common Stock.

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
Summary of Terms — The extended advisory services agreement was effective as of October 1, 2013, and the term of the engagement was scheduled to run through September 30, 2014. On May 20, 2014 and as permitted by the agreement, we issued a 30-day notice of termination to Madison Park, and the advisory services agreement for fiscal 2014 was terminated effective June 19, 2014.
Pursuant to the agreement, Madison Park provided advisory services related to EZCORP’s business and long-term strategic plan, including (a) identifying, evaluating and negotiating potential acquisitions and strategic alliances, (b) assessing operating and strategic objectives, including new business development, (c) assisting in international business development and strategic investment opportunities that complement EZCORP’s business lines and strategic objectives, (d) analyzing financial condition and results of operations, evaluating strengths and weaknesses of financial performance and recommending measures to improve performance, (d) advising on dividend policy and corporate transactions, such as stock repurchases, splits, recapitalizations and restructurings, (f) providing briefings on business strategy to the Board of Directors from time to time, (g) advising on investor relations and relations with investment bankers, securities analysts and other members of the financial services industry and (h) performing such other services as are reasonably requested by EZCORP. The agreement provided for a retainer fee of $600,000 per month plus reimbursement of out-of-pocket expenses incurred in connection with the engagement. The agreement also provided for indemnification for Madison Park (and its officers, directors, employees and affiliates) from and against all claims, costs, liabilities and damages related to or arising out of the engagement (except to the extent that any claim, cost, liability or damage results from the recklessness, willful misconduct or bad faith of the indemnified party). During fiscal 2014, prior to the termination of the agreement on June 19, 2014, we paid $5.2 million in fees pursuant to the agreement.
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
Agreement with LPG Limited
Effective October 1, 2013, we entered into a consulting agreement with LPG Limited (HK), a business and financial advisory firm wholly-owned by Lachlan P. Given, who is currently Executive Vice Chairman and a director. Under the agreement, LPG Limited was to provide a variety of consulting and advisory services to the Company, including (a) identifying and evaluating new international investment, partnership and joint venture opportunities, with particular focus on the Asia-Pacific Region; (b) identifying and evaluating significant global private equity partnerships; (c) structuring and evaluating international financing alternatives, including issuances of equity securities, equity-linked and hybrid securities, debt securities and other debt facilities and off-balance sheet financing vehicles; (d) advising on, and providing contacts with respect to, relationship with global investment banks and brokerage houses, as well as commercial banks and other global funding sources; (e) working with us and our other advisors, including Madison Park, to identify and evaluate mergers, acquisition and other strategic transactions and investment opportunities, and to review and evaluate the post-closing performance of those transactions and investments; and (f) performing such other services related to the foregoing as we reasonably request. Under the terms of the agreement, we were to pay LPG Limited a retainer fee of $30,000 per month. The agreement also provided that LPG Limited could be paid a bonus amount (with a target of $360,000) if the Chief Executive Officer of the Company determined, in his sole and absolute discretion, that LPG Limited’s performance merited a bonus payment. We terminated this agreement in June 2014 after paying LPG Limited a total of $259,000 (plus reimbursement of out-of-pocket expenses incurred in connection with the engagement).
We had entered into a similar consulting agreement with LPG Limited for fiscal 2013 and paid LPG Limited a total of $480,000 (in addition to the reimbursement of out-of-pocket expenses incurred in connection with the engagement).
These agreements were entered into, and the fiscal 2014 agreement was terminated, prior to Mr. Given’s appointment to our Board of Directors in July 2014.
Director Independence
The Board of Directors believes that the interests of the stockholders are best served by having a substantial number of objective, independent representatives on the Board. For this purpose, a director is considered to be independent if the Board determines that the director does not have any direct or indirect material relationship with the Company that may impair, or appear to impair, the director’s ability to make independent judgments.
The Board has evaluated all relationships between each director and the Company and has made the following determinations with respect to each director’s independence:

Director	Status (a)
Stuart I. Grimshaw	Not independent (b)
Mark E. Kuchenrither	Not independent (b)
Lachlan P. Given	Not independent (b)
Santiago Creel Miranda	Independent
Peter Cumins	Not independent (c)
Pablo Lagos Espinosa	Independent
Thomas C. Roberts	Independent
Joseph L. Rotunda	Not independent (e)

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

(b)	Mr. Grimshaw, Mr. Kuchenrither and Mr. Given are executive officers and, therefore, are not independent in accordance with the standards set forth in the NASDAQ Listing Rules.

(c)
Mr. Cumins is the Managing Director of Cash Converters International Limited. Mr. Given serves on the board of directors, and was recently appointed to the Remunerations Committee, of Cash Converters International. Because of this relationship, Mr. Cumins is not independent in accordance with the standards set forth in the NASDAQ Listing Rules.

(d)
Mr., Rotunda, is a former executive officer of, and consultant to, the Company, and because of this relationship, he is not independent in accordance with the standards set forth in the NASDAQ Listing Rules.

The Company has elected to apply the “Controlled Company” exemption to the NASDAQ requirement that a majority of the directors be considered independent under the standards set forth in the NASDAQ Listing Rules. See “Part III — Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Controlled Company Exemptions.”
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Deloitte & Touche LLP is a registered public accounting firm and has been our independent auditor since fiscal 2013. In addition to retaining Deloitte & Touche LLP to audit our consolidated financial statements, we engage the firm from time to time to perform other services.
BDO USA, LLP is a registered public accounting firm and was our independent auditor from fiscal 2004 through fiscal 2012.

The following table presents all fees we incurred in connection with professional services provided by Deloitte & Touche LLP for fiscal 2014 and 2013:

	Year Ended September 30,
	2014	2013
Audit fees:
Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act	$1,066,654	$820,019
Quarterly reviews and other audit fees	123,000	240,000
Total audit fees	1,189,654	1,060,019
Audit related fees (a)	324,434	121,905
Tax Fees	177,371	88,085
Total fees for services	$1,691,459	$1,270,009

(a)	Audit related fees consist of consultations and the audit of our 401(k) retirement savings plan.
The amounts shown for fiscal 2014 include our estimated costs for the fiscal 2014 integrated audit, for which we have not yet received final billings. Included in the amounts for fiscal 2014 above is a $11,471 reduction of fees related to the fiscal 2013 integrated audit, as previously estimated costs exceeded total billings. Included in the amounts for fiscal 2013 above is a $37,583 increase of fees related to the fiscal 2012 integrated audit, as our actual billings exceeded the previously estimated costs.
The Audit Committee has adopted a policy requiring its pre-approval of all fees to be paid to our independent audit firm, regardless of the type of service. All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II — Item 8 — Financial Statements and Supplementary Data”:

•	Report of Independent Registered Public Accounting Firm (2014 and 2013) - Deloitte & Touche LLP

•	Report of Independent Registered Public Accounting Firm (2012) - BDO USA, LLP

•	Consolidated Balance Sheets as of September 30, 2014 and 2013

•	Consolidated Statements of Operations for each of the three years in the period ended September 30, 2014

•	Consolidated Statements of Comprehensive Income for each of the three years in the period ended September 30, 2014

•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2014

•	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2014

•	Notes to Consolidated Financial Statements.

Exhibits
The following exhibits are filed with, or incorporated by reference into, this report.

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)
3.2
Certificate of Amendment, dated March 25, 2014, to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 25, 2014, Commission File No. 0-19424)

3.3	Amended and Restated By-Laws, effective July 20, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 18, 2014, Commission File No. 0-19424)
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
4.3
Indenture, dated June 23, 2014, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2014, Commission File No. 0-19424)

10.1
Credit Services and Loan Administration Agreement, dated April 11, 2006, between Texas EZPAWN, L.P. and NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.2
Guaranty, dated April 11, 2006, from EZCORP, Inc. to NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.3
Credit Services Organization and Lender Agreement, dated April 12, 2006, between Texas EZMONEY, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.4
Credit Services Organization and Lender Agreement, dated November 9, 2005, between Texas EZPAWN, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.100 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.5
Credit Agreement, dated as of May 10, 2011, among EZCORP, Inc. (as Borrower), certain domestic subsidiaries of the Borrower from time to time party thereto (as Guarantors), the Lenders party thereto, and Wells Fargo Bank, National Association (as Administrative Agent) and BBVA Compass Bank (as Syndication Agent) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2011, Commission File No. 0-19424)

10.6
Assumption Agreement, dated as of October 1, 2013, by and between EZMergeco, Inc. and EZCORP, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)

10.7
Advisory Services Agreement, effective October 1, 2012, between the Company and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2012, Commission File No. 0-19424)

10.8
Letter Agreement, dated October 9, 2013, between EZCORP, Inc. and Madison Park, LLC extending the engagement of Madison Park through September 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 9, 2013, Commission File No. 0-19424)

10.9*
EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.10*	EZCORP, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, Commission File No. 0-19424)
10.11*
Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 effective May 19, 2010, Commission File No. 333-166950)

10.12*
Amended and Restated EZCORP, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 28, 2012, Commission File No. 0-19424)

10.13*
Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.14*
Form of Restricted Stock Award for executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.15*
Form of Restricted Stock Award for non-employee directors (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.16
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.17
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.18
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.19
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.20
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.21
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan and Stanley & Co. International plc (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.22
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.23
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.24
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.25
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.26
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.27
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.28
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.29
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.30
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.31*†	Form of Restricted Stock Unit Award for executive officers
10.32*
EZCORP, Inc. Change in Control Severance Plan, effective June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2014, Commission File No. 0-19424)

10.33*
EZCORP, Inc. Executive Severance Pay Plan, effective June 2, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 2, 2014, Commission File No. 0-19424)

10.34*
Retirement Agreement dated April 3, 2014, between EZCORP, Inc. and Sterling B. Brinkley, former Executive Chairman of the Board (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.35*†	Separation Agreement dated September 12, 2014, between EZCORP, Inc. and Barry W. Guest, former President, U.S. Pawn & Retail
10.36†	Consulting Agreement, effective October 1, 2013, between the Company and LPG Limited (HK)
21.1†	Subsidiaries of EZCORP, Inc.
23.1†	Consent of BDO USA, LLP

23.2†	Consent of Deloitte & Touche LLP
31.1†	Certification of Mark Kuchenrither, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Mark Kuchenrither, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1††	Certification of Mark Kuchenrither, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†††	XBRL Instance Document
101.SCH†††	XBRL Taxonomy Extension Schema Document
101.CAL†††	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†††	XBRL Taxonomy Label Linkbase Document
101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE†††	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
†††
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014, and September 30, 2013; (ii) Consolidated Statements of Operations for the years ended September 30, 2014, September 30, 2013 and September 30, 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, September 30, 2013 and September 30, 2012; Consolidated Statements of Cash Flows for the for the years ended September 30, 2014, September 30, 2013 and September 30, 2012; Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2014, September 30, 2013 and September 30, 2012; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

EZCORP, Inc.
By:	/s/ Mark E. Kuchenrither
Mark E. Kuchenrither, President, Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stuart I. Grimshaw	Chairman of the Board	November 26, 2014
Stuart I. Grimshaw

/s/ Mark E. Kuchenrither	President, Chief Executive Officer, Chief Financial Officer and Director (principal executive officer and principal financial officer)	November 26, 2014
Mark E. Kuchenrither

/s/ Lachlan P. Given	Vice Chairman of the Board	November 26, 2014
Lachlan P. Given

/s/ Pablo Lagos Espinosa	Director	November 26, 2014
Pablo Lagos Espinosa

/s/ Joseph L. Rotunda	Director	November 26, 2014
Joseph L. Rotunda

	Director	November 26, 2014
Santiago Creel Miranda

/s/ Thomas C. Roberts	Director	November 26, 2014
Thomas C. Roberts

/s/ Peter Cumins	Director	November 26, 2014
Peter Cumins

/s/ Stephen M. Brown	Vice President and Chief Accounting Officer (principal accounting officer)	November 26, 2014
Stephen M. Brown

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)
3.2
Certificate of Amendment, dated March 25, 2014, to the Company’s Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated March 25, 2014, Commission File No. 0-19424)

3.3	Amended and Restated By-Laws, effective July 20, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated July 18, 2014, Commission File No. 0-19424)
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
4.3
Indenture, dated June 23, 2014, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2014, Commission File No. 0-19424)

10.1
Credit Services and Loan Administration Agreement, dated April 11, 2006, between Texas EZPAWN, L.P. and NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.97 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.2
Guaranty, dated April 11, 2006, from EZCORP, Inc. to NCP Finance Limited Partnership (incorporated by reference to Exhibit 10.98 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.3
Credit Services Organization and Lender Agreement, dated April 12, 2006, between Texas EZMONEY, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.99 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.4
Credit Services Organization and Lender Agreement, dated November 9, 2005, between Texas EZPAWN, L.P. and Integrity Texas Funding, L.P. (incorporated by reference to Exhibit 10.100 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, Commission File No. 0-19424)

10.5
Credit Agreement, dated as of May 10, 2011, among EZCORP, Inc. (as Borrower), certain domestic subsidiaries of the Borrower from time to time party thereto (as Guarantors), the Lenders party thereto, and Wells Fargo Bank, National Association (as Administrative Agent) and BBVA Compass Bank (as Syndication Agent) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 10, 2011, Commission File No. 0-19424)

10.6
Assumption Agreement, dated as of October 1, 2013, by and between EZMergeco, Inc. and EZCORP, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)

10.7
Advisory Services Agreement, effective October 1, 2012, between the Company and Madison Park, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2012, Commission File No. 0-19424)

10.8
Letter Agreement, dated October 9, 2013, between EZCORP, Inc. and Madison Park, LLC extending the engagement of Madison Park through September 30, 2014 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated October 9, 2013, Commission File No. 0-19424)

10.9*
EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.10*	EZCORP, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, Commission File No. 0-19424)
10.11*
Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 effective May 19, 2010, Commission File No. 333-166950)

10.12*
Amended and Restated EZCORP, Inc. Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 28, 2012, Commission File No. 0-19424)

10.13*
Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.14*
Form of Restricted Stock Award for executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.15*
Form of Restricted Stock Award for non-employee directors (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.16
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.17
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.18
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.19
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.20
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.21
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan and Stanley & Co. International plc (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.22
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.23
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.24
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.25
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.26
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.27
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.28
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.29
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.30
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.31*†	Form of Restricted Stock Unit Award for executive officers
10.32*
EZCORP, Inc. Change in Control Severance Plan, effective June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2014, Commission File No. 0-19424)

10.33*
EZCORP, Inc. Executive Severance Pay Plan, effective June 2, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 2, 2014, Commission File No. 0-19424)

10.34*
Retirement Agreement dated April 3, 2014, between EZCORP, Inc. and Sterling B. Brinkley, former Executive Chairman of the Board (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.35*†	Separation Agreement dated September 12, 2014, between EZCORP, Inc. and Barry W. Guest, former President, U.S. Pawn & Retail
10.36†	Consulting Agreement, effective October 1, 2013, between the Company and LPG Limited (HK)
21.1†	Subsidiaries of EZCORP, Inc.
23.1†	Consent of BDO USA, LLP
23.2†	Consent of Deloitte & Touche LLP
31.1†	Certification of Mark Kuchenrither, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Mark Kuchenrither, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1††	Certification of Mark Kuchenrither, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†††	XBRL Instance Document
101.SCH†††	XBRL Taxonomy Extension Schema Document
101.CAL†††	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†††	XBRL Taxonomy Label Linkbase Document
101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE†††	XBRL Taxonomy Extension Presentation Linkbase Document
_____________________________

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
†	Filed herewith.
††	Furnished herewith.
†††
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014, and September 30, 2013; (ii) Consolidated Statements of Operations for the years ended September 30, 2014, September 30, 2013 and September 30, 2012; (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, September 30, 2013 and September 30, 2012; Consolidated Statements of Cash Flows for the for the years ended September 30, 2014, September 30, 2013 and September 30, 2012; Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2014, September 30, 2013 and September 30, 2012; and (iv) Notes to Consolidated Financial Statements.