Form 10-Q
period 2014-12-31
EZCORP INC
filed 2015-02-06
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
As of December 31, 2014, 50,680,358 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements and Supplementary Data
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	December 31, 2014	December 31, 2013	September 30, 2014
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$77,599	$38,486	$56,329
Restricted cash	60,218	4,019	62,406
Pawn loans	150,930	153,421	162,444
Consumer loans, net	62,380	82,807	67,594
Pawn service charges receivable, net	30,241	30,842	31,044
Consumer loan fees and interest receivable, net	28,355	40,181	30,653
Inventory, net	133,986	142,711	139,419
Deferred tax asset	20,858	13,825	20,858
Prepaid income taxes	23,790	7,268	28,655
Receivables, prepaid expenses and other current assets	34,195	42,895	76,959
Total current assets	622,552	556,455	676,361
Investments in unconsolidated affiliates	99,219	97,424	91,098
Property and equipment, net	104,353	114,539	105,900
Restricted cash, non-current	3,454	2,742	4,257
Goodwill	337,498	434,835	346,577
Intangible assets, net	60,739	65,178	64,624
Non-current consumer loans, net	36,449	60,750	40,442
Deferred tax asset	11,630	7,521	13,154
Other assets, net	75,489	29,685	61,058
Total assets (1)	$1,351,383	$1,369,129	$1,403,471

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$24,789	$16,737	$10,673
Current capital lease obligations	258	533	418
Accounts payable and other accrued expenses	80,314	77,619	97,213
Other current liabilities	6,000	11,106	8,595
Customer layaway deposits	5,133	5,782	8,097
Total current liabilities	116,494	111,777	124,996
Long-term debt, less current maturities	324,029	235,289	356,430
Long-term capital lease obligations	—	253	—
Deferred gains and other long-term liabilities	10,803	22,938	11,359
Total liabilities (2)	451,326	370,257	492,785
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	31,868	57,578	35,498
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million as of December 31, 2014; 56 million as of December 31, 2013; and 100 million as of September 30, 2014; issued and outstanding: 50,680,358 as of December 31, 2014; 51,389,307 as of December 31, 2013; and 50,614,767 as of September 30, 2014	506	513	506
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	338,667	321,623	339,666
Retained earnings	562,437	622,449	547,177
Accumulated other comprehensive loss	(33,451)	(3,321)	(12,191)
EZCORP, Inc. stockholders’ equity	868,189	941,294	875,188
Total liabilities and stockholders’ equity	$1,351,383	$1,369,129	$1,403,471
See accompanying notes to interim condensed consolidated financial statements.

Assets and Liabilities of Grupo Finmart Securitization Trust
(1) Our consolidated assets as of December 31, 2014 and 2013 and September 30, 2014 include the following assets of Grupo Finmart's securitization trust that can only be used to settle its liabilities:

	December 31, 2014	December 31, 2013	September 30, 2014
	(Unaudited)
	(in thousands)
Restricted cash	$22,457	$—	$23,592
Consumer loans, net	35,069	34,123	41,588
Consumer loan fees and interest receivable, net	4,937	7,060	5,489
Restricted cash, non-current	123	2,742	133
Intangible assets, net	2,545	1,998	2,847
Total assets	$65,131	$45,923	$73,649
(2) Our consolidated liabilities as of December 31, 2014 and 2013 and September 30, 2014 include the following liabilities for which the creditors of Grupo Finmart's securitization trust do not have recourse to the general credit of EZCORP, Inc.:

	December 31, 2014	December 31, 2013	September 30, 2014
	(Unaudited)
	(in thousands)
Long-term debt	$49,475	$32,147	$54,045
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2014	2013
	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$109,639	$105,587
Jewelry scrapping sales	18,534	27,703
Pawn service charges	64,927	64,133
Consumer loan fees and interest	52,232	60,117
Consumer loan sales and other revenues	7,312	5,499
Total revenues	252,644	263,039
Merchandise cost of goods sold	72,388	63,588
Jewelry scrapping cost of goods sold	14,675	20,020
Consumer loan bad debt	15,251	15,574
Net revenues	150,330	163,857
Operating expenses:
Operations	103,656	104,955
Administrative	10,174	15,745
Depreciation	7,573	7,340
Amortization	1,457	1,365
Loss (gain) on sale or disposal of assets	259	(6,290)
Total operating expenses	123,119	123,115
Operating income	27,211	40,742
Interest expense	8,958	4,530
Interest income	(525)	(196)
Equity in net income of unconsolidated affiliates	(2,194)	(1,271)
Other expense (income)	537	(168)
Income from continuing operations before income taxes	20,435	37,847
Income tax expense	6,365	9,958
Income from continuing operations, net of tax	14,070	27,889
Income (loss) from discontinued operations, net of tax	1,043	(3,494)
Net income	15,113	24,395
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	(147)	1,826
Net income attributable to EZCORP, Inc.	$15,260	$22,569

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.26	$0.48
Discontinued operations	0.02	(0.06)
Basic earnings per share	$0.28	$0.42

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.26	$0.48
Discontinued operations	0.02	(0.06)
Diluted earnings per share	$0.28	$0.42

Weighted-average shares outstanding:
Basic	53,650	54,332
Diluted	53,698	54,362

Net income from continuing operations attributable to EZCORP, Inc.	$14,217	$26,063
Income (loss) from discontinued operations attributable to EZCORP, Inc.	1,043	(3,494)
Net income attributable to EZCORP, Inc.	$15,260	$22,569
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended December 31,
	2014	2013
	(Unaudited)
	(in thousands)
Net income	$15,113	$24,395
Other comprehensive income:
Foreign currency translation (loss) gain	(27,145)	4,716
Cash flow hedges:
Unrealized loss before reclassifications	—	(346)
Amounts reclassified from accumulated other comprehensive loss	352	245
Unrealized holding loss on available-for-sale arising during period	—	(9)
Income tax benefit (expense)	2,050	(894)
Other comprehensive (loss) income, net of tax	(24,743)	3,712
Comprehensive (loss) income	$(9,630)	$28,107
Attributable to redeemable noncontrolling interest:
Net (loss) income	(147)	1,826
Foreign currency translation (loss) gain	(3,569)	359
Amounts reclassified from accumulated other comprehensive loss	86	—
Comprehensive (loss) income attributable to redeemable noncontrolling interest	(3,630)	2,185
Comprehensive (loss) income attributable to EZCORP, Inc.	$(6,000)	$25,922
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2014	2013
	(Unaudited)
	(in thousands)
Operating activities:
Net income	$15,113	$24,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,030	9,363
Amortization (accretion) of debt discount (premium) and consumer loan premium (discount)	1,982	(432)
Consumer loan loss provision	6,241	11,350
Deferred income taxes	1,497	693
Amortization of deferred financing costs	1,633	890
Amortization of prepaid commissions	2,967	1,937
Other adjustments	(176)	(114)
Loss (gain) on sale or disposal of assets	324	(6,422)
Gain on sale of loan portfolio	(6,576)	(4,543)
Stock compensation expense (benefit)	(636)	1,236
Income from investments in unconsolidated affiliates	(2,194)	(1,271)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(806)	(2,292)
Inventory, net	421	(385)
Receivables. prepaid expenses, other current assets and other assets, net	(7,926)	(17,870)
Accounts payable and other accrued expenses	(10,911)	(7,687)
Customer layaway deposits	(2,895)	(2,853)
Deferred gains and other long-term liabilities	(278)	—
Tax provision from stock compensation	167	390
Change in restricted cash	(933)	—
Prepaid income taxes	4,769	8,472
Payments of restructuring charges	(2,285)	—
Dividends from unconsolidated affiliates	2,407	2,597
Net cash provided by operating activities	10,935	17,454
Investing activities:
Loans made	(223,748)	(232,294)
Loans repaid	147,981	150,206
Recovery of pawn loan principal through sale of forfeited collateral	69,886	64,776
Additions to property and equipment	(8,954)	(5,615)
Acquisitions, net of cash acquired	—	(10,395)
Investments in unconsolidated affiliates	(12,140)	—
Proceeds from sale of assets	65,849	28,980
Net cash provided by (used in) investing activities	38,874	(4,342)

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Financing activities:
Tax deficiency of stock compensation	(167)	(389)
Taxes paid related to net share settlement of equity awards	(196)	—
Debt issuance costs	—	(3,080)
Payout of deferred and contingent consideration	(6,000)	(11,500)
Proceeds from settlement of forward currency contracts	2,313	—
Change in restricted cash	(1,840)	(1,263)
Proceeds from revolving line of credit	—	80,887
Payments on revolving line of credit	—	(74,908)
Proceeds from bank borrowings	3,609	16,703
Payments on bank borrowings and capital lease obligations	(23,805)	(17,496)
Net cash used in financing activities	(26,086)	(11,046)
Effect of exchange rate changes on cash and cash equivalents	(2,453)	103
Net increase in cash and cash equivalents	21,270	2,169
Cash and cash equivalents at beginning of period	56,329	36,317
Cash and cash equivalents at end of period	$77,599	$38,486

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$66,699	$63,256
Deferred consideration	—	5,350
Contingent consideration	—	4,792
Note receivable from sale of assets	—	1,000
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value
	(Unaudited, except balances as of September 30, 2014 and 2013)
	(in thousands)
Balances as of September 30, 2013	54,240	$543	$320,777	$599,880	$(6,674)	$914,526
Stock compensation		—	1,236	—	—	1,236
Release of restricted stock	120	—	—	—	—	—
Tax deficiency of stock compensation	—	—	(390)	—	—	(390)
Effective portion of cash flow hedge	—	—	—	—	(101)	(101)
Unrealized loss on available-for-sale securities	—	—	—	—	(6)	(6)
Foreign currency translation adjustment	—	—	—	—	3,460	3,460
Net income attributable to EZCORP, Inc.	—	—	—	22,569	—	22,569
Balances as of December 31, 2013	54,360	$543	$321,623	$622,449	$(3,321)	$941,294

Balances as of September 30, 2014	53,585	$536	$339,666	$547,177	$(12,191)	$875,188
Stock compensation benefit	—	—	(636)	—	—	(636)
Release of restricted stock	65	—	—	—	—	—
Tax deficiency of stock compensation	—	—	(167)	—	—	(167)
Taxes paid related to net share settlement of equity awards	—	—	(196)	—	—	(196)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	266	266
Foreign currency translation adjustment	—	—	—	—	(21,526)	(21,526)
Net income attributable to EZCORP, Inc.	—	—	—	15,260	—	15,260
Balances as of December 31, 2014	53,650	$536	$338,667	$562,437	$(33,451)	$868,189
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
December 31, 2014
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
We are a leading provider of specialty consumer financial services. With approximately 7,000 teammates and approximately 1,400 locations and branches, we provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans, or fee-based credit services to customers seeking loans in the United States, Mexico and Canada.
In addition, we are the franchisor for four Cash Converters stores in Canada pursuant to our acquisition of the Cash Converters master franchise in that country. We also own approximately 32% of Cash Converters International Limited ("Cash Converters International"), which is based in Australia and franchises and operates a worldwide network of over 750 locations that provide financial services and buy and sell second-hand goods.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to discontinued operations (described in Note 2). Furthermore, certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have a material impact on our financial position, results of operations or cash flows.
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended September 30, 2014. The balance sheet as of September 30, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our business is subject to seasonal variations, and operating results for the three months ended December 31, 2014 (the "current quarter") are not necessarily indicative of the results of operations for the full fiscal year.
The condensed consolidated financial statements include the accounts of EZCORP, Inc. ("EZCORP") and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. As of December 31, 2014, we owned 76% of the outstanding equity interests in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), doing business under the brands "Crediamigo" and "Adex," and 59% of Renueva Comercial S.A.P.I. de C.V. ("TUYO"), and therefore, include their results in our condensed consolidated financial statements. We account for our investment in Cash Converters International using the equity method.
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2014.
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
NOTE 2: DISCONTINUED OPERATIONS AND RESTRUCTURING
Discontinued Operations
During the fourth quarter of fiscal 2014, as part of our new strategy to concentrate on an integrated, customer-centric financial services model that is focused on our core businesses of pawn and unsecured lending, we implemented a plan to exit our online lending businesses in the United States and the United Kingdom. As a result of this plan, our online lending operations in the United States (EZOnline) and in the United Kingdom (Cash Genie) have been included as discontinued operations.
During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores in a variety of locations. These stores were generally older, smaller stores that did not fit our future growth profile.
As of December 31, 2014 and 2013, accrued lease termination costs, severance costs and other costs related to discontinued operations were $7.8 million and $3.8 million, respectively. These amounts are included under "Accounts payable and other accrued expenses" in our condensed consolidated balance sheets. During the quarters ended December 31, 2014 and 2013, $0.7 million and $1.7 million, respectively, in cash payments were made with respect to the recorded lease termination costs, severance costs and other costs related to discontinued operations. During the quarter ended December 31, 2014, the balance of accrued lease termination costs, severance costs and others related to discontinued operations was adjusted by $0.4 million due to foreign currency effects and other individually immaterial adjustments.
Discontinued operations in the quarters ended December 31, 2014 and 2013 include $1.3 million and $8.9 million of total revenues, respectively.

The table below summarizes the income (loss) from discontinued operations by operating segment:

	Three Months Ended December 31,
	2014	2013
	(in thousands)
U.S. & Canada:
Net revenues	$1,006	$1,615
Expenses	77	4,402
Operating income (loss) from discontinued operations before taxes	929	(2,787)
Total termination benefits related to the reorganization	(1,093)	(640)
Income (loss) from discontinued operations before taxes	2,022	(2,147)
Income tax (provision) benefit	(224)	111
Income (loss) from discontinued operations, net of tax	$1,798	$(2,036)

Latin America:
Net revenues	$—	$(335)
Expenses	—	390
Operating loss from discontinued operations before taxes	—	(725)
Total termination benefits related to the reorganization	—	(1,917)
Income from discontinued operations before taxes	—	1,192
Income tax provision	—	(359)
Income from discontinued operations, net of tax	$—	$833

Other International:
Net revenues	$266	$2,034
Expenses	1,738	4,402
Operating loss from discontinued operations before taxes	(1,472)	(2,368)
Total termination costs related to the reorganization	(717)	—
Loss from discontinued operations before taxes	(755)	(2,368)
Income tax benefit	—	77
Loss from discontinued operations, net of tax	$(755)	$(2,291)

Consolidated:
Net revenues	$1,272	$3,314
Expenses	1,815	9,194
Operating loss from discontinued operations before taxes	(543)	(5,880)
Total termination benefits related to the reorganization	(1,810)	(2,557)
Income (loss) from discontinued operations before taxes	1,267	(3,323)
Income tax provision	(224)	(171)
Income (loss) from discontinued operations, net of tax	$1,043	$(3,494)
All revenue, expense and income reported in these condensed consolidated financial statements have been adjusted to reflect reclassification of all discontinued operations.

Restructuring
During the fourth quarter of fiscal 2014, we conducted a company-wide operational review to realign our organization to streamline operations and create synergies and efficiencies. The operational review resulted in the reduction of non-customer-facing overhead. Changes in the balance of restructuring costs during the quarter ended December 31, 2014 resulting from this initiative are summarized as follows:

Three Months Ended December 31, 2014
(in thousands)
Balance as of September 30, 2014	$6,121
Charged to expense	22
Cash payments	(2,285)
Balance as of December 31, 2014	$3,858
The accrual for restructuring costs as of December 31, 2014 represents the amounts to be paid related to severance for employees that have been terminated or identified for termination as a result of the initiatives described above. We estimate we will make the remaining payments during fiscal 2015, at which time this initiative will be substantially complete. We continue to review the impact of these actions and will determine if, based on future operating results, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions.
NOTE 3: EARNINGS PER SHARE
The two-class method is utilized for the computation of earnings per share. The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Income allocated to these participating securities is excluded from net earnings allocated to common shares. There were no participating securities outstanding during the quarters ended December 31, 2014 and 2013.
We compute basic earnings per share on the basis of the weighted-average number of shares of common stock outstanding during the period. We compute diluted earnings per share on the basis of the weighted-average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include restricted stock awards and warrants.
Potential common shares are required to be excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vest, as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 718-10-25, are greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive.

Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows:

	Three Months Ended December 31,
	2014	2013
	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP (A)	$14,217	$26,063
Income (loss) from discontinued operations, net of tax (B)	1,043	(3,494)
Net income attributable to EZCORP (C)	$15,260	$22,569

Weighted-average outstanding shares of common stock (D)	53,650	54,332
Dilutive effect of restricted stock	48	30
Weighted-average common stock and common stock equivalents (E)	53,698	54,362

Basic earnings per share attributable to EZCORP:
Continuing operations (A / D)	$0.26	$0.48
Discontinued operations (B / D)	0.02	(0.06)
Basic earnings per share (C / D)	$0.28	$0.42

Diluted earnings per share attributable to EZCORP:
Continuing operations (A / E)	$0.26	$0.48
Discontinued operations (B / E)	0.02	(0.06)
Diluted earnings per share (C / E)	$0.28	$0.42

Potential common shares excluded from the calculation of diluted earnings per share:
Restricted stock	—	257
Warrants	14,317	—
Total potential common shares excluded	14,317	257
NOTE 4: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of December 31, 2014, we owned 151,948,000 shares, or approximately 32%, of Cash Converters International, a company headquartered in Perth, Australia and publicly traded on the Australian Stock Exchange. Cash Converters International franchises and operates a worldwide network of over 750 specialty financial services and retail stores, with significant store concentrations in Australia and the United Kingdom, that buy and sell second-hand goods and provide pawn loans, short-term unsecured loans and other consumer finance products. Our initial total investment in Cash Converters International was acquired between November 2009 and November 2012 for approximately $68.8 million. An additional 15,100,000 shares were subsequently acquired in December 2014 for approximately $12.1 million in connection with a non-underwritten placement of 47,400,000 shares issued by Cash Converters International.
We account for our investment in Cash Converters International using the equity method. Since Cash Converters International’s fiscal year ends three months prior to ours, we report the income from this investment on a three month lag. Cash Converters International files semi-annual financial reports with the Australian Securities & Investments Commission for its fiscal periods ending December 31 and June 30. Due to the three month lag, income reported for our three month periods ended December 31, 2014 and 2013 represents our percentage interest in the results of Cash Converters International’s operations from July 1, 2014 to September 30, 2014 and July 1, 2013 to September 30, 2013, respectively.
During the quarters ended December 31, 2014 and 2013 our equity in Cash Converters International’s net income was $2.2 million and $2.4 million, respectively. Additionally, during the quarters ended December 31, 2014 and 2013 we recorded dividends from Cash Converters International of $2.4 million and $2.6 million, respectively.

The following table presents summary financial information for Cash Converters International’s most recently reported results after translation to U.S. dollars (using the exchange rate as of June 30 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	As of June 30,
	2014	2013
	(in thousands)
Current assets	$207,415	$158,373
Non-current assets	178,764	153,279
Total assets	$386,179	$311,652

Current liabilities	$95,242	$90,524
Non-current liabilities	60,441	451
Shareholders’ equity:
Equity attributable to owners of the parent	233,788	220,676
Non-controlling interest	(3,292)	1
Total liabilities and shareholders’ equity	$386,179	$311,652

	Year ended June 30,
	2014	2013
	(in thousands)
Gross revenues	$304,432	$280,059
Gross profit	195,325	183,368
Profit for the period attributable to:
Owners of the parent	$22,206	$33,754
Non-controlling interest	(2,809)	—
Profit for the year (net income)	$19,397	$33,754
Cash Converters International’s total assets increased 24% from June 30, 2013 to June 30, 2014 and its net income attributable to the owners of the parent decreased 34% for the fiscal year ended June 30, 2014, in U.S. dollars.
Albemarle & Bond Holdings, PLC
Prior to its bankruptcy reorganization, Albemarle & Bond Holdings, PLC ("Albemarle & Bond") was primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom.

Albemarle & Bond’s fiscal year ended three months prior to ours; therefore, we reported the income from this investment on a three month lag. When it was a publicly traded reporting company on the London Stock Exchange, Albemarle & Bond filed semi-annual financial reports for its fiscal periods ending December 31 and June 30. Due to the three month lag, income reported for our three month period ended December 31, 2013 represents our percentage interest in the results of Albemarle & Bond’s operations from July 1, 2013 to September 30, 2013.
In March 2014, Albemarle & Bond entered into bankruptcy reorganization in the United Kingdom, and on April 15, 2014 Albemarle & Bond announced that the majority of its business and assets had been sold. In fiscal 2014 and 2013 we recognized other-than-temporary impairments of $7.9 million ($5.4 million, net of taxes) and $42.5 million ($28.7 million, net of taxes) which brought our carrying value of this investment to zero during the quarter ended June 30, 2014.
Prior to the quarter ended March 31, 2014, we accounted for our investment in Albemarle & Bond using the equity method.
During the quarter ended December 31, 2013 our equity in Albemarle & Bond’s net loss was $1.2 million. We received no dividends from Albemarle & Bond during the quarter ended December 31, 2013.
Fair Value Measurements
The fair value for Cash Converters International as of December 31, 2014 and 2013 and September 30, 2014 was considered a Level 1 estimate within the fair value hierarchy of FASB ASC 820-10-50, and was calculated as (a) the quoted stock price on the Australian Stock Exchange multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate at the dates indicated. We included no control premium for owning a large percentage of outstanding shares.
There was no fair value attributable to Albemarle & Bond as of December 31, 2014 or September 30, 2014. The fair value for Albemarle & Bond as of each of those dates was considered a Level 2 estimate within the fair value hierarchy of FASB ASC 820-10-50. We calculated the fair value based on Albemarle & Bond's announcement of limited, if any, value available to the ordinary shares of its stock, which was considered to be an unobservable input insignificant to the overall determination of the Albemarle & Bond fair value.
The fair value for Albemarle & Bond as of December 31, 2013 was considered a Level 1 estimate within the fair value hierarchy of FASB ASC 820-10-50, and was calculated as (a) the quoted stock price on the London Stock Exchange multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate at the date indicated. We included no control premium for owning a large percentage of outstanding shares.
The table below summarizes the carrying amount and fair value of each of these strategic investments as of the dates indicated:

	December 31,		September 30,
	2014	2013	2014
	(in thousands of U.S. dollars)
Cash Converters International:
Recorded value	$99,219	$89,522	$91,098
Fair value	123,932	117,778	128,956
Albemarle & Bond:
Recorded value	$—	$7,902	$—
Fair value	—	4,871	—

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the balance of goodwill and each major class of intangible assets as of the specified dates:

	December 31,		September 30,
	2014	2013	2014
	(in thousands)
Goodwill	$337,498	$434,835	$346,577

Indefinite-lived intangible assets, net:
Pawn licenses	$8,836	$8,836	$8,836
Trade names	6,811	9,865	6,990
Domain name	13	215	13
Total indefinite-lived intangible assets, net	$15,660	$18,916	$15,839

Definite-lived intangible assets, net:
Real estate finders’ fees	$715	$893	$787
Non-compete agreements	354	563	391
Favorable lease	494	590	517
Franchise rights	1,158	1,322	1,222
Contractual relationship	10,395	11,796	11,760
Internally developed software	19,209	23,787	18,759
Deferred financing costs	12,554	7,087	15,143
Other	200	224	206
Total definite-lived intangible assets, net	$45,079	$46,262	$48,785

Intangible assets, net	$60,739	$65,178	$64,624
The following tables present the changes in the carrying value of goodwill over the periods presented:

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances as of September 30, 2014	$239,179	$107,398	$—	$346,577
Effect of foreign currency translation changes	—	(9,079)	—	(9,079)
Balances as of December 31, 2014	$239,179	$98,319	$—	$337,498

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances as of September 30, 2013	$283,199	$110,209	$39,892	$433,300
Effect of foreign currency translation changes	—	673	862	1,535
Balances as of December 31, 2013	$283,199	$110,882	$40,754	$434,835
In accordance with ASC 350-20-35, Goodwill — Subsequent Measurement, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently when there are events or circumstances that indicate that it is more likely than not that an impairment exists. During the quarter ended December 31, 2014, we evaluated such events and circumstances and concluded that it was not "more likely than not" that a goodwill or intangible assets impairment existed. We will continue to monitor if an interim triggering event is present in subsequent periods, and we will perform our required annual impairment test in the fourth quarter of our fiscal year.

The amortization of most definite-lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to operations expense (rent expense) over the related lease terms. The deferred financing costs are amortized to interest expense over the life of the related debt instruments.
The following table presents the amount and classification of amortization recognized as expense in each of the periods presented:

	Three Months Ended December 31,
	2014	2013
	(in thousands)
Amortization expense in continuing operations	$1,457	$1,365
Amortization expense in discontinued operations	—	575
Operations expense	26	30
Interest expense	1,633	890
Total expense from the amortization of definite-lived intangible assets	$3,116	$2,860
The following table presents our estimate of the amount and classification of future amortization expense for definite-lived intangible assets:

Fiscal Years Ended September 30,	Amortization expense	Operations expense	Interest expense
	(in thousands)
2015	$4,362	$80	$3,189
2016	5,776	106	3,077
2017	5,542	106	2,515
2018	4,574	106	2,435
2019	3,844	78	1,338
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE 6: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The following table presents our long-term debt instruments and balances under capital lease obligations outstanding as of December 31, 2014 and 2013 and September 30, 2014. The non-recourse debt matures at various months in the years so indicated in the table below:

	December 31, 2014		December 31, 2013		September 30, 2014
	Carrying Amount	Debt (Discount) Premium	Carrying Amount	Debt Premium	Carrying Amount	Debt (Discount) Premium
	(in thousands)
Recourse to EZCORP:
Domestic line of credit up to $200 million due 2015	$—	$—	$146,500	$—	$—	$—
2.125% cash convertible senior notes due 2019	187,727	(42,273)	—	—	185,693	(44,307)
Cash convertible senior notes due 2019 embedded derivative	45,163	—	—	—	36,994	—
Capital lease obligations	258	—	786	—	418	—
Non-recourse to EZCORP:
Secured foreign currency debt up to $3 million due 2014	—	—	871	76	63	3
Secured foreign currency debt up to $9 million due 2014	—	—	—	—	86	—
Secured foreign currency debt up to $19 million due 2015	—	—	4,138	—	—	—
Secured foreign currency debt up to $5 million due 2016	—	—	4,867	—	—	—
Secured foreign currency debt up to $9 million due 2016	3,431	—	—	—	4,796	—
Secured foreign currency debt up to $23 million due 2017	20,360	—	22,962	—	22,240	—
Consumer loans facility due 2017	—	—	32,147	—	—	—
Consumer loans facility due 2019	49,475	—	—	—	54,045	—
10% unsecured notes due 2014	—	—	7,703	—	1,158	—
11% unsecured notes due 2014	—	—	110	—	—	—
9% unsecured notes due 2015	12,504	—	16,546	—	29,875	—
10% unsecured notes due 2015	1,632	—	420	—	943	—
11% unsecured notes due 2015	4,483	—	—	—	4,897	—
10% unsecured notes due 2016	108	—	121	—	118	—
12% secured notes due 2016	3,507	114	—	—	3,881	174
12% secured notes due 2017	—	—	4,160	333	—	—
12% unsecured notes due 2019	—	—	11,481	—	—	—
12% secured notes due 2020	20,428	—	—	—	22,314	—
Total	349,076	(42,159)	252,812	409	367,521	(44,130)
Less current portion	25,047	114	17,270	280	11,091	177
Total long-term debt and capital lease obligations	$324,029	$(42,273)	$235,542	$129	$356,430	$(44,307)
Domestic Line of Credit up to $200 Million Due 2015
On May 10, 2011, we entered into a senior secured credit agreement with a syndicate of five banks. The credit agreement provided for a four year $175 million revolving credit facility that we could, under the terms of the agreement, request to be increased to a total of $225 million. On May 31, 2013, we amended the senior secured credit agreement to increase our revolving credit facility from $175 million to $200 million. We used approximately $119.4 million of net proceeds from the 2.125% cash convertible senior notes due 2019, as described below, to repay all outstanding borrowings under the senior secured credit agreement and terminated that agreement in June 2014.
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
The Convertible Notes are unsubordinated unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment with all of our other unsecured unsubordinated indebtedness; and effectively junior to all debt or other obligations (including trade payables) of our wholly-owned subsidiaries. The Indenture governing the Convertible Notes does not contain any financial covenants.
We incurred transaction costs of approximately $8.9 million related to the issuance of the Convertible Notes, which we recorded as deferred financing costs included under “Intangible assets, net” in our condensed consolidated balance sheets. Deferred financing costs are being amortized to interest expense using the effective interest method over the expected term of the Convertible Notes.
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
Convertible Notes Embedded Derivative
We account for the cash conversion feature of the Convertible Notes as a separate derivative instrument (the “Convertible Notes Embedded Derivative”), which had a fair value of $46.5 million on the issuance date that was recognized as the original issue discount of the Convertible Notes. This original issue discount is being amortized to interest expense over the term of the Convertible Notes using the effective interest method. As of December 31, 2014 and September 30, 2014, the Convertible Notes Embedded Derivative is recorded as a non-current liability under "Long-term debt, less current maturities" in our condensed consolidated balance sheets, and will be marked to market in subsequent reporting periods. The classification of the Convertible Notes Embedded Derivative liability as current or non-current on the condensed consolidated balance sheets corresponds with the classification of the net balance of the Convertible Notes as discussed below.
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
If a holder elects to convert its Convertible Notes in connection with certain make-whole fundamental changes, as that term is defined in the Indenture, that occur prior to the Maturity Date, we will in certain circumstances increase the conversion rate for

Convertible Notes converted in connection with such make-whole fundamental changes by a specified number of shares of Class A Common Stock. In addition, the conversion rate is subject to customary anti-dilution adjustments (for example, certain dividend distributions or tender or exchange offer of our Class A Common Stock).
Upon the occurrence of a fundamental change, as defined in the Indenture, holders may require us to repurchase for cash all or any portion of the then outstanding Convertible Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.
Impact of Early Conversion Conditions on Financial Statements
As of December 31, 2014, the Convertible Notes were not convertible because the Early Conversion Conditions described above had not been met. Accordingly, the net balance of the Convertible Notes of $187.7 million is classified as a non-current liability in our condensed consolidated balance sheets as of December 31, 2014. The classification of the Convertible Notes as current or non-current in the condensed consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the Early Conversion Conditions has been met.
If any of the Early Conversion Conditions is met in any future fiscal quarter, we would classify our net liability under the Convertible Notes as a current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If none of the Early Conversion Conditions have been met in a future fiscal quarter prior to the one year period immediately preceding the Maturity Date, we would classify our net liability under the Convertible Notes as a non-current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their Convertible Notes prior to maturity, any unamortized discount and transaction costs will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on December 31, 2014, we would have recorded an expense of $50.2 million associated with the conversion, comprised of $42.3 million of unamortized debt discount and $7.9 million of unamortized debt issuance costs. As of December 31, 2014, none of the note holders had elected to convert their Convertible Notes.
Convertible Notes Hedges
In connection with the issuance of the Convertible Notes, we purchased cash-settled call options (the “Convertible Notes Hedges”) in privately negotiated transactions with certain of the initial purchasers or their affiliates (in this capacity, the “Option Counterparties”). The Convertible Notes Hedges provide us with the option to acquire, on a net settlement basis, approximately 14.3 million shares of our Class A Common Stock at a strike price of $16.065, which is equal to the number of shares of our Class A Common Stock that notionally underlie the Convertible Notes and corresponds to the conversion price of the Convertible Notes. The Convertible Notes Hedges have an expiration date that is the same as the Maturity Date of the Convertible Notes, subject to earlier exercise. The Convertible Notes Hedges have customary anti-dilution provisions similar to the Convertible Notes. If we exercise the Convertible Notes Hedges, the aggregate amount of cash we will receive from the option counterparties to the Convertible Notes Hedges will cover the aggregate amount of cash that we would be required to pay to the holders of the converted Convertible Notes, less the principal amount thereof. As of December 31, 2014, we have not purchased any shares under the Convertible Notes Hedges.
The aggregate cost of the Convertible Notes Hedges was $46.5 million (or $21.3 million net of the total proceeds from the Warrants sold, as discussed below). The Convertible Notes Hedges are accounted for as a derivative asset and are recorded in the condensed consolidated balance sheets at their estimated fair value under "Other assets, net." The fair value of the Convertible Notes Hedges was $45.2 million as of December 31, 2014. The Convertible Notes Embedded Derivative liability and the Convertible Notes Hedges asset will be adjusted to fair value each reporting period and unrealized gains and losses will be reflected in the condensed consolidated statements of operations. The Convertible Notes Embedded Derivative and the Convertible Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments are expected to offset and not have a net impact on the condensed consolidated statements of operations.
The classification of the Convertible Notes Hedges asset as current or long-term on the condensed consolidated balance sheets corresponds with the classification of the Convertible Notes, which is evaluated at each balance sheet date and may change from time to time depending on whether any of the Early Conversion Conditions has been met.
Convertible Notes Warrants
In connection with the issuance of the Convertible Notes, we also sold net-share-settled warrants (the “Warrants”) in privately negotiated transactions with the Option Counterparties for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share, for total proceeds of $25.1 million, net of issuance costs, which was recorded as an increase in stockholders' equity. The Warrants have customary anti-dilution provisions similar to the Convertible Notes. As a result of the Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter. The Warrants expire on various dates from September 2019 through February

2020 and must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the Warrants, we will issue shares of Class A Common Stock to the purchasers of the Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement. As of December 31, 2014, there were 14.3 million warrants outstanding.
Convertible Notes Interest Expense
Total interest expense attributable to the Convertible Notes for the quarter ended December 31, 2014 was $3.3 million, comprised of contractual interest expense and debt discount amortization of $1.3 million and $2.0 million, respectively. The effective interest rate for the first quarter ended December 31, 2014 was approximately 7%.
As of December 31, 2014, the remaining unamortized issuance discount will be amortized over the next four years assuming no early conversion.
Non-Recourse Debt to EZCORP
On January 30, 2012, we acquired a 60% ownership interest in Grupo Finmart. On June 30, 2014, we acquired an additional 16% of the ordinary shares outstanding of Grupo Finmart, increasing our ownership percentage from 60% to 76%. Non-recourse debt amounts in the table previously presented represent Grupo Finmart’s third party debt. All unsecured notes are collateralized with Grupo Finmart's assets. All foreign currency debt is guaranteed by Grupo Finmart's loan portfolio or collateralized cash at Grupo Finmart’s option. As of December 31, 2014, Grupo Finmart’s foreign currency debt was guaranteed by consumer loans totaling $43.8 million, included under “Consumer loans, net” and “Non-current consumer loans, net” in our condensed consolidated balance sheets, and collateralized cash totaling $56.7 million, included under “Restricted cash” and “Restricted cash, non-current” in our condensed consolidated balance sheets.
Interest on secured foreign currency debt due 2016 is charged at the Mexican Interbank Equilibrium ("TIIE") plus a margin of 5%, or a total of 8.2% as of December 31, 2014. The 12% secured notes due 2016 and secured foreign currency debt due 2016 each require monthly payments of $0.1 million with the remaining principal due at maturity. The secured foreign currency debt due in 2017 has a 14.5% interest rate and requires monthly payments of $1.7 million, beginning May 2016, with the remaining principal due at maturity. The 12% secured notes due in 2020 require monthly payments of $1.1 million, beginning December 2018, with the remaining principal due at maturity.
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
Consumer Loans Facility Due 2019
On February 17, 2014, Grupo Finmart entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The unrestricted cash received from this borrowing in the amount of $31.3 million was primarily used to repay the previous securitization borrowing facility due in 2017 and the transaction costs associated with this transaction. The cash proceeds of approximately $18.2 million are restricted primarily for $15.8 million of collection rights on the additional eligible loans from Grupo Finmart, which Grupo Finmart expects to deliver to the trust within the next 12 months, and $2.4 million of interest and trust maintenance costs to be recovered at repayment. The restricted cash proceeds of $15.8 million are recourse to Grupo Finmart unless additional eligible loans are delivered within the two year period specified in the agreement. The borrowing facility has a two year lending period, ending February 17, 2016, and fully and matures on March 19, 2019. Upon the termination of the lending period, Grupo Finmart has an option to start prepaying the principal early from the collection received by the trust. Grupo Finmart will continue to service the underlying loans in the trust.
Deferred financing costs related to the consumer loans facility due 2019 totaling approximately $2.5 million are included under “Intangible assets, net” in our condensed consolidated balance sheets and are being amortized to interest expense over the term of the agreement.
Grupo Finmart is the primary beneficiary of the securitization trust because Grupo Finmart has the power to direct the most significant activities of the trust through its role as servicer of all the receivables held by the trust and through its obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we consolidate the trust.

Interest on the consumer loans facility due 2019 is charged at TIIE plus a margin of 2.5%, or a total of 5.8% as of December 31, 2014.
9% Unsecured Notes Due 2015
On May 15, 2013, Grupo Finmart issued and sold $30.0 million of 9% global registered notes due November 16, 2015. Notes with an aggregate principal amount of $14.0 million were originally purchased by EZCORP and, therefore, eliminated in consolidation in prior periods. On March 31, 2014, EZCORP sold its outstanding notes in the amount of $11.7 million to an outside party, thereby increasing the total consolidated notes balance. Grupo Finmart used a portion of the net proceeds of the offering to repay existing indebtedness and the remaining portion for general operating purposes. In December 2014, Grupo Finmart repaid $17.5 million of these outstanding notes.
NOTE 7: STOCK COMPENSATION
Our net income includes the following compensation costs related to our stock compensation arrangements:

	Three Months Ended December 31,
	2014	2013
	(in thousands)
Gross compensation costs	$(636)	$1,236
Income tax benefits	(1,034)	(425)
Net compensation (benefit) expense	$(1,670)	$811
NOTE 8: REDEEMABLE NONCONTROLLING INTEREST
The following table provides a summary of the activities in our redeemable noncontrolling interest during the quarters ended December 31, 2014 and 2013:

Redeemable Noncontrolling Interest
(in thousands)
Balance as of September 30, 2013	$55,393
Net income attributable to redeemable noncontrolling interest	1,826
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	359
Balance as of December 31, 2013	$57,578

Balance as of September 30, 2014	$35,498
Net loss attributable to redeemable noncontrolling interest	(147)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	(3,569)
Amounts reclassified from accumulated other comprehensive loss	86
Balance as of December 31, 2014	$31,868
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
The current quarter’s effective tax provision rate from continuing operations is 31% of pre-tax income compared to 26% for the prior-year quarter. The effective tax rate for the quarter ended December 31, 2014 was higher primarily due to the elimination of the tax rate differential on discontinued foreign operations, a reduction of costs paid to offshore affiliates and lower non-U.S. undistributed earnings.
NOTE 10: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. We are unable to determine the ultimate outcome of any current litigation or regulatory actions. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations or liquidity. We have not recorded a liability for any of these matters as of December 31, 2014 because we do not believe at this time that any loss is probable or that the amount of any loss can be reasonably estimated.
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
On October 13, 2014, motions to dismiss were filed on behalf of each defendant. The defendants filed their opening briefs in support of the motions to dismiss on November 12, 2014, and the plaintiff filed his response brief on January 9, 2015. The defendants' reply briefs are expected to be filed by early February 2015. On November 13, 2014, pursuant to the parties’ stipulation, the court dismissed the action as to Mr. Brinkley, Mr. Rothamel and Mr. Lagos.
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
Federal securities litigation — On August 22, 2014, Jason Close, a purported holder of Class A Non-voting Common Stock, for himself and on behalf of other similarly situated holders of Class A Non-voting Common Stock, filed a lawsuit in the United States District Court for the Southern District of New York styled Close v. EZCORP, Inc., et al. (Case No. 1:14-cv-06834-ALC). The complaint names as defendants EZCORP, Inc., Paul E. Rothamel (our former chief executive officer) and Mark Kuchenrither (our president and chief operating officer and current chief financial officer) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In general, the complaint alleges that the implementation of certain strategic and growth initiatives were less successful than represented by the defendants, that certain of the Company’s business units and investments were not performing as well as represented by the defendants and that, as a result, the defendants’ disclosures and statements about the Company’s business and operations were materially false and misleading at all relevant times.
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

On October 21, 2014, the plaintiff in the Automotive Machinists Pension Plan action filed a motion to consolidate the Close action and the Automotive Machinists Pension Plan action and to appoint the Automotive Machinists Pension Plan as the lead plaintiff. On November 18, 2014, the court consolidated the lawsuits under the caption In Re EZCORP, Inc. Securities Litigation (Case No. 1:14-cv-06834-ALC), and, on January 26, 2015, appointed the lead plaintiff and lead counsel.
The consolidated case is at a very early procedural stage. We cannot predict the outcome of the litigation, but we intend to defend vigorously against all allegations and claims.
SEC Investigation — On October 23, 2014, we received a notice from the Fort Worth Regional Office of the SEC that it was conducting an investigation into certain matters involving EZCORP, Inc. The notice was accompanied by a subpoena, directing us to produce a variety of documents, including all minutes and materials related to Board of Directors and Board committee meetings since January 1, 2009 and all documents and communications relating to our historical advisory services relationship with Madison Park (the business advisory firm owned by Mr. Cohen) and LPG Limited (a business advisory firm owned by Lachlan P. Given, currently our Executive Chairman and a member of our Board of Directors). The SEC has also issued subpoenas to current and former members of our Board of Directors requesting production of similar documents. We have provided a number of documents in response to the subpoenas and are cooperating fully with the SEC in its investigation.
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

There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our condensed consolidated financial statements. The following tables present operating segment information for the quarters ended December 31, 2014 and 2013, including reclassifications discussed in Note 1 and adjustments to reflect reclassification of all discontinued operations discussed in Note 2.

	Three Months Ended December 31, 2014
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$90,059	$19,580	$—	$109,639	$—	$109,639
Jewelry scrapping sales	17,127	1,407	—	18,534	—	18,534
Pawn service charges	57,035	7,892	—	64,927	—	64,927
Consumer loan fees and interest	42,162	10,070	—	52,232	—	52,232
Consumer loan sales and other revenues	420	6,892	—	7,312	—	7,312
Total revenues	206,803	45,841	—	252,644	—	252,644
Merchandise cost of goods sold	59,031	13,357	—	72,388	—	72,388
Jewelry scrapping cost of goods sold	13,414	1,261	—	14,675	—	14,675
Consumer loan bad debt	14,310	941	—	15,251	—	15,251
Net revenues	120,048	30,282	—	150,330	—	150,330
Operating expenses (income):
Operations	84,746	18,910	—	103,656	—	103,656
Administrative	—	—	—	—	10,174	10,174
Depreciation	4,400	1,391	—	5,791	1,782	7,573
Amortization	71	419	—	490	967	1,457
Loss on sale or disposal of assets	3	256	—	259	—	259
Interest expense	8	5,206	—	5,214	3,744	8,958
Interest income	(17)	(474)	—	(491)	(34)	(525)
Equity in net income of unconsolidated affiliates	—	—	(2,194)	(2,194)	—	(2,194)
Other expense	3	390	—	393	144	537
Segment contribution	$30,834	$4,184	$2,194	$37,212
Income (loss) from continuing operations before income taxes				$37,212	$(16,777)	$20,435

	Three Months Ended December 31, 2013
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$88,890	$16,697	$—	$105,587	$—	$105,587
Jewelry scrapping sales	25,925	1,778	—	27,703	—	27,703
Pawn service charges	57,069	7,064	—	64,133	—	64,133
Consumer loan fees and interest	45,824	14,293	—	60,117	—	60,117
Consumer loan sales and other revenues	377	5,122	—	5,499	—	5,499
Total revenues	218,085	44,954	—	263,039	—	263,039
Merchandise cost of goods sold	53,047	10,541	—	63,588	—	63,588
Jewelry scrapping cost of goods sold	18,570	1,450	—	20,020	—	20,020
Consumer loan bad debt	14,183	1,391	—	15,574	—	15,574
Net revenues	132,285	31,572	—	163,857	—	163,857
Operating expenses (income):
Operations	86,573	18,382	—	104,955	—	104,955
Administrative	—	—	—	—	15,745	15,745
Depreciation	4,244	1,459	—	5,703	1,637	7,340
Amortization	103	617	—	720	645	1,365
(Gain) loss on sale or disposal of assets	(6,318)	6	—	(6,312)	22	(6,290)
Interest expense	5	3,320	—	3,325	1,205	4,530
Interest income	—	(172)	—	(172)	(24)	(196)
Equity in net income of unconsolidated affiliates	—	—	(1,271)	(1,271)	—	(1,271)
Other income	—	(30)	(29)	(59)	(109)	(168)
Segment contribution	$47,678	$7,990	$1,300	$56,968
Income (loss) from continuing operations before income taxes				$56,968	$(19,121)	$37,847
NOTE 12: ALLOWANCE FOR LOSSES AND CREDIT QUALITY OF CONSUMER LOANS
We offer a variety of loan products and credit services to customers who do not have cash resources or access to credit to meet their cash needs. Our customers are considered to be in a higher risk pool with regard to creditworthiness when compared to those of typical financial institutions. As a result, our receivables do not have a credit risk profile that can easily be measured by the normal credit quality indicators used by the financial markets. We manage the risk through closely monitoring the performance of the portfolio and through our underwriting process. This process includes reviewing customer information, such as making a credit reporting agency inquiry, evaluating and verifying income sources and levels, verifying employment and verifying a telephone number where customers may be contacted. For auto title loans, we also inspect the automobile, title and reference to market values of used automobiles.
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
We consider consumer loans made at our storefronts to be in default if they have not been repaid or renewed by the maturity date. If one payment of a multiple-payment loan is delinquent, that one payment is considered in default. If more than one payment is delinquent at any time, the entire loan is considered in default. Although loans in default may be collected later, we charge the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Accrued fees related to loans in default reduce fee revenue upon loan default, and increase fee revenue upon collection.

Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans.
Grupo Finmart's consumer loans are considered in current status as long as the customer is employed and Grupo Finmart receives payments via payroll withholdings. Loans outstanding from customers no longer employed are considered current if payments are made by the due date. If one payment of a loan is delinquent, that one payment is considered in default. If two or more payments are delinquent at any time, the entire loan is considered in default. Although loans in default may be collected later, Grupo Finmart charges the loan principal to consumer loan bad debt upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of consumer loan bad debt when collected. Accrued fees related to loans in default reduce fee revenue upon default, and increase fee revenue upon collection.
The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision	Translation Adjustment	Allowance Balance at End of Period	Financing Receivable at End of Period
	(in thousands)
Unsecured short-term consumer loans:
Three Months Ended December 31, 2014	$14,645	$(9,051)	$3,291	$4,996	$(513)	$13,368	$31,159
Three Months Ended December 31, 2013	2,928	(12,202)	4,195	7,915	12	2,848	22,870
Secured short-term consumer loans:
Three Months Ended December 31, 2014	$1,049	$(14,437)	$12,989	$1,533	$—	$1,134	$7,866
Three Months Ended December 31, 2013	1,804	(16,686)	15,182	2,032	—	2,332	11,386
Unsecured long-term consumer loans:
Three Months Ended December 31, 2014	$7,177	$(29)	$136	$874	$(624)	$7,534	$81,840
Three Months Ended December 31, 2013	972	(841)	431	1,391	3	1,956	116,437
The provisions presented in the table above include only principal and exclude items such as non-sufficient funds fees, repossession fees, auction fees and interest. In addition, all credit service expenses and fees related to loans made by our unaffiliated lenders are excluded, as we do not own the loans made in connection with our credit services and they are not recorded as assets on our balance sheets. Expected losses on credit services are accrued and reported in "Accounts payable and other accrued expenses" in our condensed consolidated balance sheets.
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
Consumer loans made by Grupo Finmart remain on the condensed consolidated balance sheets as recorded investments when in delinquent status. We consider a consumer loan past due if it has not been repaid or renewed by the maturity date; however, it is not unusual to have a lag in payments due to the time it takes the government agencies to setup the initial payroll withholding. Only those consumer loans made to customers that are no longer employed are considered in nonaccrual status. We establish a reserve on all consumer loans, based on historical experience. No fees are accrued on any consumer loans made to customers that are no longer employed.
On November 29, 2013, Grupo Finmart acquired an unsecured long-term consumer loan portfolio, consisting of approximately 10,500 payroll withholding loans, for a total purchase price of approximately $15.9 million including contingent consideration of approximately $5.4 million. Of the total purchase price, approximately $10.5 million was paid at closing. Subject to the performance of the portfolio as stipulated in the purchase agreement approximately $1.6 million was paid on April 30, 2014 and $0.4 million was paid on November 28, 2014, totaling $2.0 million of contingent consideration. As of December 31, 2014, the remaining $3.4 million of contingent consideration not earned under the purchase agreement was reversed and offset by the acceleration of the amortization of the loan premium recorded at acquisition.
During the quarters ended December 31, 2014 and 2013, Grupo Finmart completed several sales of unsecured long-term consumer loan portfolios. The transfer of the property and title is irrevocable and all legal rights to this portfolio were assigned and transferred under standard warranties to a trust, which was set up in order to facilitate the management of the collection rights to the primary beneficiary, the purchaser. Grupo Finmart is not the primary beneficiary of the trusts because Grupo Finmart does not individually have the power to direct the most significant activities of the trusts and carries no obligation to absorb losses or receive benefits that could potentially be significant to the trusts. Consequently, we do not consolidate these trusts.
The following table presents Grupo Finmart sales of unsecured long-term consumer loan portfolios for the periods presented:

Description of Portfolio		Book Value of Principal	Book Value of Accrued Interest	Promissory Note Received (4)	Realized Gain on Sale (1)	Accelerated Amortization (2)
		(in millions, except number of loans)
14,500 payroll loans sold October 21, 2013	(3)	$14.0	$0.7	$19.3	$4.6	$1.2
10,900 payroll loans sold December 19, 2014	(5)	13.9	1.5	22.0	6.6	1.0

(1) All realized gains on sale are included under "Consumer loan sales and other" in our condensed consolidated statements of operations in the period of sale.
(2) As a result of these portfolio sales, we accelerated the amortization of the sales commissions related to the loans sold, which are included under "Operations" expense in our condensed consolidated statements of operations in the period of sale.

(3) Grupo Finmart was retained by the trust as the primary servicer at agreed upon market rates through the duration of the portfolio, an expected 48 months.
(4) Cash from promissory note was received in full in the period of sale.
(5) Grupo Finmart was retained by the trust as the primary servicer at agreed upon market rates through the duration of the portfolio, an expected 60 months.
The following table presents an aging analysis of past due financing receivables by portfolio segment:

	Days Past Due				Total	Current	Fair Value	Total Financing	Allowance	Recorded Investment > 90 Days
	1-30	31-60	61-90	>90	Past Due	Receivable	Adjustment	Receivable	Balance	Accruing
	(in thousands)
Unsecured short-term consumer loans*:
December 31, 2013	$66	$289	$81	$—	$436	$119	$—	$555	$267	$—
Secured short-term consumer loans:
December 31, 2014	$1,844	$761	$543	$538	$3,686	$4,180	$—	$7,866	$1,134	$—
December 31, 2013	2,629	1,366	1,123	1,398	6,516	4,870	—	11,386	2,332	—
September 30, 2014	2,196	823	448	412	3,879	4,294	—	8,173	1,049	—
Unsecured long-term consumer loans:
December 31, 2014
In Payroll	$10,601	$1,385	$1,061	$16,253	$29,300	$46,078	$934	$76,312	$2,383	$16,253
Out of payroll	124	18	149	4,957	5,248	282	(2)	5,528	5,151	—
	$10,725	$1,403	$1,210	$21,210	$34,548	$46,360	$932	$81,840	$7,534	$16,253
December 31, 2013
In Payroll	$3,497	$3,525	$1,480	$31,371	$39,873	$72,793	$2,667	$115,333	$1,747	$31,966
Out of payroll	162	191	71	595	1,019	593	(508)	1,104	209	—
	$3,659	$3,716	$1,551	$31,966	$40,892	$73,386	$2,159	$116,437	$1,956	$31,966
September 30, 2014
In Payroll	$8,445	$2,192	$1,048	$19,921	$31,606	$52,471	$1,473	$85,550	$2,345	$19,921
Out of payroll	24	271	170	4,541	5,006	385	46	5,437	4,832	—
	$8,469	$2,463	$1,218	$24,462	$36,612	$52,856	$1,519	$90,987	$7,177	$19,921
* Unsecured short-term consumer loan amounts are included for the periods after the December 20, 2012 acquisition of Go Cash, and prior to our discontinuance of Go Cash operations as of September 30, 2014. As a result of our discontinuance of Go Cash, we wrote our unsecured short-term consumer loans down to net realized value, or a nominal amount, as of September 30, 2014.

NOTE 13: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
In accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures, our assets and liabilities which are carried at fair value are classified in one of the following three categories:
Level 1 — Quoted market prices in active markets for identical assets or liabilities
Level 2 — Other observable inputs other than quoted market prices
Level 3 — Unobservable inputs that are not corroborated by market data
The tables below present our financial assets (liabilities) that are measured at fair value on a recurring basis as of December 31, 2014 and 2013, and September 30, 2014:

	December 31, 2014	Fair Value Measurements Using
Financial assets (liabilities)		Level 1	Level 2	Level 3
	(in thousands)
Foreign currency forwards — assets	$9,987	$—	$9,987	$—
Convertible notes hedges	45,163	—	45,163	—
Convertible notes embedded derivative	(45,163)	—	(45,163)	—
Foreign currency forwards — liabilities	(4,653)	—	(4,653)	—
Contingent consideration	(1,853)	—	—	(1,853)
Net financial assets (liabilities)	$3,481	$—	$5,334	$(1,853)

	December 31, 2013	Fair Value Measurements Using
Financial assets (liabilities)		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,092	$2,092	$—	$—
Foreign currency forwards — assets	1,952	—	1,952	—
Contingent consideration	(16,120)	—	—	(16,120)
Net financial assets (liabilities)	$(12,076)	$2,092	$1,952	$(16,120)

	September 30, 2014	Fair Value Measurements Using
Financial assets (liabilities)		Level 1	Level 2	Level 3
	(in thousands)
Foreign currency forwards — assets	$3,572	$—	$3,572	$—
Convertible notes hedges	36,994	—	36,994	—
Convertible notes embedded derivative	(36,994)	—	(36,994)	—
Foreign currency forwards — liabilities	1,308	—	1,308	—
Contingent consideration	(2,025)	—	—	(2,025)
Net financial assets (liabilities)	$2,855	$—	$4,880	$(2,025)
We measure the value of our marketable equity securities under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily available. Marketable equity securities are recorded in the condensed consolidated balance sheets under "Other assets, net." We sold all marketable equity securities during fiscal 2014.
Grupo Finmart measures the value of the forward contracts under a Level 2 input. To measure the fair value of the forward contracts, Grupo Finmart used estimations of expected cash flows, appropriately risk-adjusted discount rates and available observable inputs (term of the forward, notional amount, discount rates based on local and foreign rate curves, and a credit value adjustment to consider the likelihood of nonperformance). Forward contracts are recorded in the condensed consolidated balance sheets under "Other assets, net" and "Deferred gains and other long-term liabilities."
The fair value of the Convertible Notes Hedges and the Convertible Notes Embedded Derivative are determined using an option pricing model based on observable Level 1 and Level 2 inputs such as implied volatility, risk free interest rate and other factors. The Convertible Notes Hedges are recorded in the condensed consolidated balance sheets under "Other assets, net." The Convertible Notes Embedded Derivative is recorded in the condensed consolidated balance sheets under "Long-term debt, less current maturities."
We used an income approach to measure the fair value of the contingent consideration using a probability-weighted discounted cash flow approach. The significant inputs used for the valuation are not observable in the market, and thus this fair value measurement represents a Level 3 measurement within the fair value hierarchy. Contingent consideration is recorded in the condensed consolidated balance sheets under "Other current liabilities" and "Deferred gains and other long-term liabilities." Significant increases or decreases in the underlying assumptions used to value the contingent consideration could significantly increases or decrease the fair value estimates recorded in the condensed consolidated balance sheets.
There were no transfers in or out of Level 1 or Level 2 for financial assets or liabilities measured at fair value on a recurring basis during the periods presented.
Financial Assets, Temporary Equity and Liabilities Not Measured at Fair Value
Our financial assets, temporary equity and liabilities as of December 31, 2014 and 2013, and September 30, 2014, that are not measured at fair value in our condensed consolidated balance sheets, are as follows:

	Carrying Value		Estimated Fair Value
	December 31, 2014		December 31, 2014	Fair Value Measurement Using
				Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$77,599		$77,599	$77,599	$—	$—
Restricted cash	60,218		60,218	60,218	—	—
Pawn loans	150,930		150,930	—	—	150,930
Consumer loans, net	62,380		63,465	—	—	63,465
Pawn service charges receivable, net	30,241		30,241	—	—	30,241
Consumer loan fees and interest receivable, net	28,355		28,355	—	—	28,355
Restricted cash, non-current	3,454		3,454	3,454	—	—
Non-current consumer loans, net	36,449		37,494	—	—	37,494
Total	$449,626		$451,756	$141,271	$—	$310,485

Temporary equity:
Redeemable noncontrolling interest	$31,868		$52,050	$—	$—	$52,050

Financial liabilities:
2.125% Cash convertible senior notes due 2019	$187,727		$185,461	$—	$185,461	$—
Cash convertible senior notes due 2019 embedded derivative	45,163		45,163	—	45,163	—
Foreign currency debt	23,791	*	23,952	—	23,952	—
Consumer loans facility due 2019	49,475		49,604	—	49,604	—
Foreign currency unsecured notes	18,727	*	18,787	—	18,787	—
Foreign currency secured notes	23,935	*	23,957	—	23,957	—
Total	$348,818		$346,924	$—	$346,924	$—

	Carrying Value		Estimated Fair Value
	December 31, 2013		December 31, 2013	Fair Value Measurement Using
				Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$38,486		$38,486	$38,486	$—	$—
Restricted cash	4,019		4,019	4,019	—	—
Pawn loans	153,421		153,421	—	—	153,421
Consumer loans, net	82,807		90,377	—	—	90,377
Pawn service charges receivable, net	30,842		30,842	—	—	30,842
Consumer loan fees and interest receivable, net	40,181		40,181	—	—	40,181
Restricted cash, non-current	2,742		2,742	2,742	—	—
Non-current consumer loans, net	60,750		69,309	—	—	69,309
Total	$413,248		$429,377	$45,247	$—	$384,130

Temporary equity:
Redeemable noncontrolling interest	$57,578		$55,557	$—	$—	$55,557

Financial liabilities:
Domestic line of credit	$146,500		$146,500	$—	$146,500	$—
Foreign currency debt	32,838	*	33,801	—	33,801	—
Consumer loans facility due 2017	32,147		32,225	32,225	—	—
Foreign currency unsecured notes	36,381	*	36,673	16,523	20,150	—
Foreign currency secured notes	4,160	*	4,001	—	4,001	—
Total	$252,026		$253,200	$48,748	$204,452	$—

	Carrying Value		Estimated Fair Value
	September 30, 2014		September 30, 2014	Fair Value Measurement Using
				Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$56,329		$56,329	$56,329	$—	$—
Restricted cash	62,406		62,406	62,406	—	—
Pawn loans	162,444		162,444	—	—	162,444
Consumer loans, net	67,594		68,699	—	—	68,699
Pawn service charges receivable, net	31,044		31,044	—	—	31,044
Consumer loan fees and interest receivable, net	30,653		30,653	—	—	30,653
Restricted cash, non-current	4,257		4,257	4,257	—	—
Non-current consumer loans, net	40,442		41,472	—	—	41,472
Total	$455,169		$457,304	$122,992	$—	$334,312

Temporary equity:
Redeemable noncontrolling interest	$35,498		$55,680	$—	$—	$55,680

Financial liabilities:
2.125% Cash convertible senior notes due 2019	$185,693		$185,738	$—	$185,738	$—
Cash convertible senior notes due 2019 embedded derivative	36,994		36,994	—	36,994	—
Foreign currency debt	27,185	*	27,185	—	27,185	—
Consumer loans facility due 2019	54,045		54,178	54,178	—	—
Foreign currency unsecured notes	36,991	*	36,837	—	36,837	—
Foreign currency secured notes	26,195	*	53,487	—	53,487	—
Total	$367,103		$394,419	$54,178	$340,241	$—
* Portions of these amounts are included under "Current maturities of long-term debt" and "Long-term debt, less current maturities" in our condensed consolidated balance sheets.
Cash and cash equivalents and restricted cash bear interest at market rates and have maturities of less than 90 days.
The maximum U.S. pawn loan term ranges between 30 and 120 days, consisting of the primary term and grace period. The maximum Mexico pawn loan term is 30 days, consisting of the primary term and grace period. Significant increases or decreases in the underlying assumptions used to value the pawn loans could significantly increase or decrease the fair value estimates disclosed above.
Consumer loans, including long-term unsecured consumer loans made by Grupo Finmart, are carried in the condensed consolidated balance sheets net of the allowance for estimated loan losses, which is based on recent loan default experience adjusted for seasonal variations. Consumer loans, other than those made by Grupo Finmart, have relatively short maturity periods that are generally 12 months; therefore, we estimate that their carrying value approximates fair value. Consumer loans made by Grupo Finmart have an average term of approximately 30 months. We estimated the fair value of the Grupo Finmart consumer loans by applying an income approach (the present value of future cash flows). Key assumptions include an annualized probability of default as well as a discount rate based on the funding rate plus the portfolio liquidity risk. Significant increases or decreases in the underlying assumptions used to value the consumer loans could significantly increase or decrease the fair value estimates disclosed above.

We record pawn service charges receivable using the interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several unobservable inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following two months. Significant increases or decreases in the underlying assumptions used to value the pawn service charges receivable could significantly increase or decrease the fair value estimates disclosed above.
Consumer loan fees and interest receivable are carried in the condensed consolidated balance sheets net of the allowance for uncollectible consumer loan fees and interest receivable, which is based on recent loan default experience adjusted for seasonal variations and collection percentages. Based on the short-term nature of these assets we estimate that their carrying value approximates fair value. Significant increases or decreases in the underlying assumptions used to value the consumer loan fees and interest receivable could significantly increase or decrease the fair value estimates disclosed above.
The fair value of the redeemable noncontrolling interest was estimated by applying an income approach. This fair value measurement is based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include discount rates ranging from 5% to 10%, representing discounts for lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest. Significant increases or decreases in the underlying assumptions used to value the redeemable noncontrolling interest could significantly increase or decrease the fair value estimates disclosed above.
We measure the fair value of our financial liabilities using an income approach. The total carrying value of the 2.125% cash convertible senior notes due 2019 and the embedded derivative as of December 31, 2014 is accreting to the $230.0 million redemption value using a discount rate of approximately 7%, which approximated the Company’s incremental borrowing rate for a similar debt instrument (without the cash conversion feature) as of the date of issuance and thus represents a Level 2 measurement.
Fair value measurements for our domestic line of credit were calculated using discount rates based on an estimated senior secured spread plus term matched risk-free rates as of the valuation dates.
We utilize credit quality-related zero rate curves, quoted price and yield inputs for Mexican Pesos built by a price vendor authorized by the Comisión Nacional Bancaria y de Valores to determine the fair value measurements of the remaining financial liabilities that are classified as Level 2. For financial liability fair value measurements that are classified as Level 1, we utilize quoted price and yield inputs from Bloomberg and a price vendor authorized by the Comisión Nacional Bancaria y de Valores.
See Note 4 for discussion of the fair value of our investments in unconsolidated affiliates.
NOTE 14: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative Instruments Discontinued as Cash Flow Hedging Instruments
During the quarter ended June 30, 2013, Grupo Finmart completed a $30.0 million cross-border debt offering for which it has to pay interest on a semiannual basis at a fixed rate. Grupo Finmart uses derivative instruments (the "foreign currency forwards") to manage its exposure related to changes in the foreign currency exchange rate on this instrument through its maturity on November 16, 2015. Grupo Finmart does not enter into derivative instruments for any purpose other than cash flow hedging.
At the beginning of the quarter ended December 31, 2014, we discontinued hedge accounting for our foreign currency forwards due to a determination that repayment of the $30.0 million cross-border debt was to occur prior to maturity. As such, not all of the forecasted interest payments are expected to occur, resulting in the discontinuance of hedge accounting. Further, Grupo Finmart repaid $17.5 million of the outstanding cross-border debt and received proceeds of $2.3 million from settlement of the portion of the foreign currency forwards attributable to the repaid cross-border debt during the quarter ended December 31, 2014.
Whenever hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on our condensed consolidated balance sheets and recognize any gains and losses currently in accumulated other comprehensive income attributable to any repaid portion of the hedged item in addition to any subsequent changes in the fair value of the derivative under "Other expense (income)" in our condensed consolidated statements of operations. We amortize the gains and losses currently in accumulated other comprehensive income attributable to any remaining outstanding portion of the hedged item to earnings under "Other expense (income)" in our condensed consolidated statements of operations over the remaining term of the outstanding hedged item.

Prior to the discontinuance of hedge accounting, changes in the fair value of the foreign currency forwards designated as hedging instruments that effectively offset the variability of cash flows associated with the exchange rate were reported in accumulated other comprehensive income. These amounts subsequently were reclassified into earnings in the same period or periods during which the hedged transaction affected earnings.
The following tables set forth certain information regarding our derivative instruments discontinued as cash flow hedging instruments:

		Fair Value of Derivative Instruments
Derivative Instrument	Balance Sheet Location	December 31, 2014	December 31, 2013	September 30, 2014
		(in thousands)
Foreign currency forwards — assets	Receivables, prepaid expenses and other current assets	$2,173	$1,952	$2,420

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives
	Three Months Ended December 31,
Derivative Instrument	2014	2013
	(in thousands)
Foreign currency forwards	$—	$346

		Amount of Loss on Derivatives Reclassified into Income from Accumulated Other Comprehensive Income
		Three Months Ended December 31,
Derivative Instrument	Location of Gain	2014	2013
		(in thousands)
Foreign currency forwards	Other expense	$352	$245
Derivative Instruments Not Designated as Hedging Instruments
As described in Note 6, in June 2014 we issued and settled $200.0 million aggregate principal amount of Convertible Notes. We granted the initial purchasers the option to purchase up to an additional $30.0 million aggregate principal amount of Convertible Notes. On June 27, 2014, such option was exercised in full. On July 2, 2014, the purchase of the additional $30.0 million of Convertible Notes was settled. The conversion feature of the Convertible Notes can only be settled in cash and is required to be bifurcated from the Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Convertible Notes Embedded Derivative, we purchased Convertible Notes Hedges, which are accounted for as derivative instruments. The Convertible Notes Embedded Derivative and the Convertible Notes Hedges are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the condensed consolidated statements of operations. We expect that the realized gain or loss from the Convertible Notes Hedges will substantially offset the realized loss or gain of the Convertible Notes Embedded Derivative upon maturity of the Convertible Notes. See Note 13 for additional information regarding the fair values of the Convertible Notes Embedded Derivative and the Convertible Notes Hedges.
During the quarter ended December 31, 2014 and the fiscal year ended September 30, 2014, Grupo Finmart entered into cross-currency forwards as part of the sale of certain long-term consumer loans made on March 31, June 30 and September 30, 2014. As part of that loan sale, Grupo Finmart also entered into agreements that transferred the rights and obligations of the cross-currency forwards to the trust. These agreements collectively met the definition of a foreign currency derivative which is accounted for separately. The cross-currency forward and the derivative with the trust are adjusted to fair value each reporting period through earnings.

The following tables set forth certain information regarding our derivative instruments not designated as hedging instruments:

		Fair Value Asset (Liability) of Derivative Instruments
Derivative Instrument	Balance Sheet Location	December 31, 2014	December 31, 2013	September 30, 2014
		(in thousands)
Foreign currency forwards — assets	Receivables, prepaid expenses and other current assets	$7,814	$—	$1,152
Convertible notes hedges	Other assets, net	45,163	—	36,994
Foreign currency forwards — liabilities	Other current liabilities	(4,653)	—	1,308
Convertible notes embedded derivative	Long-term debt, less current maturities	(45,163)	—	(36,994)

		Amount of Unrealized Gain on Derivatives
		Three Months Ended December 31,
Derivative Instrument	Location of Gain	2014	2013
		(in thousands)
Foreign currency forwards	Other income	$701	$—

NOTE 15: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Condensed Consolidated Balance Sheets Information
The following table provides information on net amounts included in pawn service charges receivable, consumer loan fees and interest receivable, inventory, receivables, prepaid expenses and other current assets and property and equipment:

	December 31,		September 30,
	2014	2013	2014
	(in thousands)
Pawn service charges receivable, net:
Gross pawn service charges receivable	$38,568	$38,571	$41,351
Allowance for uncollectible pawn service charges receivable	(8,327)	(7,729)	(10,307)
Total	$30,241	$30,842	$31,044

Consumer loan fees and interest receivable, net:
Gross consumer loan fees and interest receivable	$36,683	$43,215	$39,333
Allowance for uncollectible consumer loan fees and interest receivable	(8,328)	(3,034)	(8,680)
Total	$28,355	$40,181	$30,653

Inventory, net:
Inventory, gross	$144,442	$147,975	$154,218
Inventory reserves	(10,456)	(5,264)	(14,799)
Total	$133,986	$142,711	$139,419

Receivables, prepaid expenses and other current assets:
Receivable from sale of long-term consumer loan portfolio	$—	$—	$43,780
Other receivables, prepaid expenses and other current assets	34,195	42,895	33,179
Total	$34,195	$42,895	$76,959

Property and equipment, net:
Property and equipment, gross	$241,419	$225,634	$237,183
Accumulated depreciation	(137,066)	(111,095)	(131,283)
Total	$104,353	$114,539	$105,900
During the quarter ended December 31, 2013, we sold seven U.S. pawn stores (three in Louisiana, two in Mississippi, one in Alabama and one in Florida) for $11.0 million, of which $10.0 million was paid in cash and $1.0 million with a 14% promissory note due on December 31, 2018. The carrying value of the stores' net assets amounted to $3.7 million, primarily consisting of $1.5 million of pawn loans, $1.9 million of inventory, and $0.4 million of pawn service charge receivable, offset by $0.1 million of assumed liabilities. During the quarter ended December 31, 2013 we realized a gain of $6.3 million, which is included under the (gain) loss on sale or disposal of assets in the condensed consolidated statement of operations. In addition, we recorded a deferred gain of $0.7 million.

Other Supplemental Information
We issue letters of credit ("LOC") to enhance the creditworthiness of our customers seeking unsecured loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to the lenders by the borrowers plus any insufficient funds fees. In addition we post as cash collateral a specified percentage of the maximum exposure for LOC losses.
Our current carrying value of cash collateral and other assets is included in "Receivables, prepaid expenses and other current assets" in our condensed consolidated balance sheets. Expected LOC losses and accounts payable are included in "Accounts payable and other accrued expenses" in our condensed consolidated balance sheets. Maximum exposure for losses on letters of credit if all brokered loans defaulted and none was collected including the portion of that exposure secured by titles to customers' automobiles, not included in our condensed consolidated balance sheets, is summarized below.

	December 31,		September 30,
	2014	2013	2014
	(in thousands)
Consumer loans:
Cash collateral and other assets	$9,063	$11,840	$9,135
Expected LOC losses	3,297	3,041	4,708
Accounts payable	1,113	1,355	1,026
Maximum exposure for LOC losses*	28,132	35,592	29,502
* These amounts are not recorded in our condensed consolidated balance sheets. Of the total maximum exposure for LOC losses as of December 31, 2014 and 2013, and September 30, 2014, $8.2 million, $9.9 million and $7.8 million, respectively, was secured by titles to customers' automobiles.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in “Part II, Item 1A — Risk Factors” of this report and "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2014.
Overview of Operations
EZCORP is a Delaware corporation headquartered in Austin, Texas. We are a leader in delivering easy cash solutions to our customers across channels, products, services and markets. With approximately 7,000 teammates and approximately 1,400 locations and branches, we give our customers multiple ways to access instant cash, including pawn loans and consumer loans in the United States, Mexico and Canada, and fee-based credit services to customers seeking loans. At our pawn and buy/sell stores we also sell merchandise which is primarily collateral forfeited from pawn lending operations in addition to used merchandise purchased from customers.
We fulfill the growing global consumer demand for immediate access to cash, financial services and affordable pre-owned merchandise. We offer a variety of instant cash solutions, including collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term consumer loans, including single- and multiple-payment unsecured loans and single- and multiple-payment auto title loans. In Texas, we do not offer consumer loan products, but rather offer credit services to help customers obtain loans from independent third party lenders.
We own a 76% interest in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart" doing business under the names "Crediamigo" and "Adex"), a payroll withholding lender headquartered in Mexico City; and a 59% interest in Renueva Commercial S.A.P.I. de C.V. ("TUYO"), a company headquartered in Mexico City that owns and operates buy/sell stores in Mexico City and the surrounding metropolitan area.
Our vision is to be the global leader in providing customers with easy cash solutions where they want, when they want and how they want, and we are making the investments in both storefronts and technology platforms to achieve that vision.
As of December 31, 2014, we operated a total of 1,368 locations, consisting of:

•	502 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);

•	7 U.S. buy/sell stores (operating as Cash Converters);

•	241 Mexico pawn stores (operating as Empeño Fácil);

•	506 U.S. financial services stores (operating primarily as EZMONEY);

•	24 Canada financial services stores (operating as CASHMAX);

•	15 Canada buy/sell and financial services stores (operating as Cash Converters);

•	21 Mexico buy/sell stores (operating as TUYO or Cash Converters); and

•	52 Grupo Finmart financial services branches in Mexico (operating as Crediamigo or Adex).
We own approximately 32% of Cash Converters International Limited, based in Australia, which franchises and operates a worldwide network of over 750 locations that provide financial services and buy and sell second-hand goods. We also own the Cash Converters master franchise rights in Canada and are the franchisor of four stores there.
Our business consists of three reportable segments:

•	U.S. & Canada — All business activities in the United States and Canada

•	Latin America — All business activities in Mexico and other parts of Latin America

•	Other International — Our equity interest in the net income of Cash Converters International

The following tables present store data by segment:

	Three Months Ended December 31, 2014
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,044	314	—	1,358	5
De novo	10	3	—	13	—
Sold, combined or closed	—	(3)	—	(3)	(1)
End of period	1,054	314	—	1,368	4

	Three Months Ended December 31, 2013
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,030	312	—	1,342	8
De novo	5	4	—	9	—
Sold, combined or closed	(7)	—	—	(7)	(2)
End of period	1,028	316	—	1,344	6
Pawn Activities
At our pawn stores, we offer secured loans, which are typically small, non-recourse loans collateralized by tangible personal property. As of December 31, 2014, we had an aggregate pawn loan principal balance of $150.9 million. We earn pawn service charge revenue on our pawn loans. During the quarter ended December 31, 2014, pawn service charges accounted for approximately 26% of our total revenues and 43% of our net revenues.
While allowable service charges vary by state and loan size, most of our U.S. pawn loans earn 20% per month. The total U.S. pawn loan primary term ranges between 30 and 120 days, with an additional grace period between 0 and 90 days. Individual loans vary depending on the valuation of each item pawned, but typically average $97.
In Mexico, pawn service charges range from 12% to 21% per month, including applicable taxes, with the majority of loans earning 21%. The total Mexico pawn loan primary term is 30 days, with an additional grace period up to 10 days. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically average U.S. $60.
In our pawn stores, buy/sell stores and certain financial services stores in Canada, we acquire inventory for retail sales through pawn loan forfeitures, purchases of customers’ merchandise and purchases of new or refurbished merchandise from third party vendors. We believe our ability to offer quality secondhand goods and refurbished goods at prices significantly lower than original retail prices attracts value-conscious customers. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Improper value assessment in the lending or purchasing process can result in lower margins or reduced marketability of the merchandise.
Our inventory is stated at the lower of cost or market. We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 7.2% of gross inventory as of December 31, 2014, compared to 3.6% as of December 31, 2013 and 9.6% as of September 30, 2014. The increase in valuation allowance from the same prior-year period is reflective of periodic analyses conducted to value the inventory based on aging, profitability, sell-through rates and shrink in each classification, including jewelry and general merchandise. We experienced an increase in aged inventory and margin compression associated with its disposition which contributed to the overall increase in valuation allowance year-over-year.
Consumer Loan Activities
Outside of Texas, we earn loan fee revenue on our consumer loans. As of December 31, 2014, we offered single-payment unsecured consumer loans in 128 U.S. financial services stores, two U.S. pawn stores and 39 Canadian financial services stores. The average single-payment loan amount was approximately $460 and the term is generally less than 30 days, averaging about 18 days. We typically charge a fee of 10% to 18% of the loan amount. In 123 of our U.S. financial services stores, we offer multiple-payment unsecured consumer loans. These loans carry a term of up to seven months with a series of equal installment payments including principal amortization due monthly, semi-monthly or on the customers' paydays. Total interest and fees on these loans vary in accordance with state law, local ordinances and loan terms, but over the entire loan term total approximately 45% to 175% of the original principal amount of the loan. Multiple-payment loan principal amounts range from $100 to $3,500, but average approximately $570.
As of December 31, 2014, we offered credit services to customers seeking consumer loans from unaffiliated lenders in 288 U.S. financial services stores and two U.S. pawn stores. In these locations, we act as a credit services organization ("CSO") on behalf of customers in accordance with applicable state and local laws. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers may obtain different types of consumer loans from the unaffiliated lenders. For credit services in connection with arranging a single-payment loan (average loan amount of about $540), our fee is approximately 22% to 44% of the loan amount. For credit services in connection with arranging an unsecured multiple-payment loan (average loan amount of about $915), our fee is 175% of the initial loan amount. For credit services in connection with arranging single-payment auto title loans (average loan amount of about $1,240), the fee is up to 30% of the loan amount with an average rate of 20%. We also assist customers in obtaining longer term multiple-payment auto title loans from unaffiliated lenders. Multiple-payment auto title loans typically carry terms of five months with up to ten equal installments. Multiple-payment auto title loan principal amounts range from $150 to $10,000, but average about $1,220; and we earn a fee of 45% to 150% of the initial loan amount.
As of December 31, 2014, 442 of our U.S. financial services stores and two of our U.S. pawn stores offered auto title loans or, in Texas, credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $50 to $20,000, but average about $1,060. We earn a fee of 9% to 30% of auto title loan amounts. In Texas, we assist customers in obtaining multiple-payment auto title loans from unaffiliated lenders. These loans typically carry terms of five months with up to ten equal installments. Principal amounts range from $150 to $10,000, but average about $1,220; and we earn a fee of 45% to 150% of the initial loan amount.
In Mexico, Grupo Finmart offers multiple-payment consumer loans with projected annual yields of approximately 77% and collects interest and principal through payroll deductions. The average loan is approximately $1,400 with a term of 30 months.
International Growth
Within our Mexican consumer loan business, we anticipate Grupo Finmart will continue to sign new contracts with federal, state and local governments as well as further penetrate the existing contracts. As of December 31, 2014, our lending penetration into the booked contracts was approximately 4%, which indicates further growth opportunities. In addition, we are seeking to diversify our product offerings to this customer base. We expect to continue to obtain local financing to fund Grupo Finmart’s lending growth, and we anticipate this financing will continue to be non-recourse to EZCORP.
We intend to continue to maximize lending opportunity in key product categories as well as evaluate potential acquisition targets in our Mexican pawn business, but will adjust growth from time-to-time to conform to near-term market conditions. The Mexican pawn environment has mirrored the U.S. pawn environment as gold prices have dropped and the industry has seen a shift from gold and jewelry pawn activity to general merchandise pawn activity. We intend to secure local financing for our Mexican pawn growth.
As of December 31, 2014, we operated 21 buy/sell stores within the Mexico market. We intend to finance any future de novo stores using cash flow generated from our Mexican operations, as well as local financing.
Seasonality
Historically, pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. Merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the impact of tax refunds in the United States. Jewelry scrapping sales are heavily influenced by the availability of excess jewelry inventory and timing of decisions to scrap excess jewelry inventory.
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
Certain Accounting Matters
Critical Accounting Policies
There have been no changes in critical accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2014.
Recently Adopted Accounting Pronouncements
There were no recently adopted accounting pronouncements during the quarter ended December 31, 2014.
Recently Issued Accounting Pronouncements
There were no applicable recently issued accounting pronouncements during the quarter ended December 31, 2014.
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

Results of Operations
Summary Financial Data
In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency results to evaluate results of the Latin America segment operations, which are denominated in Mexican pesos and believe that presentation of constant currency results is meaningful and useful in understanding the activities and business metrics of our Latin America operations and reflect an additional way of viewing aspects of our business that, when viewed with its GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP condensed consolidated financial statements. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating balance sheet and income statement items denominated in Mexican pesos to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations. For balance sheet items, the end of period rate at December 31, 2013 of 13.1 to 1 was used, compared to the current end of period rate at December 31, 2014 of 14.7 to 1. For statement of operations items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior-year quarter ended December 31, 2013 was 13.0 to 1 compared to the current quarter ended December 31, 2014 rate of 13.9 to 1.
The following table presents selected summary financial data for our three month periods ended December 31, 2014 and 2013 (the "current quarter" and "prior-year quarter," respectively). This table, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes.

	Three Months Ended December 31,		Percentage Change
	2014	2013
	(in thousands)
Revenues:
Merchandise sales	$109,639	$105,587	4%
Jewelry scrapping sales	18,534	27,703	(33)%
Pawn service charges	64,927	64,133	1%
Consumer loan fees and interest	52,232	60,117	(13)%
Consumer loan sales and other revenues	7,312	5,499	33%
Total revenues	252,644	263,039	(4)%
Merchandise cost of goods sold	72,388	63,588	14%
Jewelry scrapping cost of goods sold	14,675	20,020	(27)%
Consumer loan bad debt	15,251	15,574	(2)%
Net revenues	150,330	163,857	(8)%
Income from continuing operations, net of tax	14,070	27,889	(50)%
Income (loss) from discontinued operations, net of tax	1,043	(3,494)	N/A
Net income	15,113	24,395	(38)%
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	(147)	1,826	N/A
Net income attributable to EZCORP	$15,260	$22,569	(32)%

Net earning assets:
Pawn loans	$150,930	$153,421	(2)%
Consumer loans, net	62,380	82,807	(25)%
Inventory, net	133,986	142,711	(6)%
Non-current consumer loans, net	36,449	60,750	(40)%
Consumer loans outstanding with unaffiliated lenders*	22,666	30,913	(27)%
Total net earning assets	$406,411	$470,602	(14)%
* Consumer loans outstanding with unaffiliated lenders "CSO loans" are not recorded in our condensed consolidated balance sheets.

Net income from continuing operations, net of tax, was $14.1 million compared to $27.9 million during the prior-year quarter. This $13.8 million decrease was primarily attributable to a $4.7 million decrease in merchandise sales gross profit primarily due to our efforts to reshape our inventory profile and increase the velocity of inventory, a $3.8 million decrease in jewelry scrapping sales gross profit primarily due to a decrease in proceeds realized per gram of gold jewelry scrapped coupled with a decrease in gold volume, a $7.9 million decrease in revenue related to consumer loan fees and interest primarily due to a decrease in consumer loan balances in Texas ordinance cities, a $4.5 million increase in interest expense primarily due to debt discount amortization pertaining to our 2.125% cash convertible senior notes due 2019 coupled with a higher weighted-average debt outstanding, and a $6.5 million decrease in gain on sale or disposal of assets primarily due to a prior-year quarter gain realized on sale of seven U.S. pawn stores, partially offset by a $1.8 million increase in consumer loan sales and other revenues due to a structured sale of consumer loan portfolios by Grupo Finmart in the current quarter, a $5.6 million decrease in administrative expenses primarily due to one-time incentive bonus awards in the prior-year quarter of $2.2 million coupled with a $2.1 million decrease in contract labor costs, and a $3.6 million decrease in income tax expense primarily due to a decrease in income from continuing operations, partially offset by an increase in the effective tax rate primarily due to elimination of the tax rate differential on discontinued foreign operations, a reduction of costs paid to offshore affiliates and lower non-U.S. undistributed earnings. We also experienced a negative impact from translating Latin America segment earnings denominated in Mexican pesos to U.S. dollars.
Total revenues were $252.6 million compared to $263.0 million in the prior-year quarter. Excluding jewelry scrapping sales, total revenues decreased $1.2 million, or 1%, driven by decreased consumer loan fees and interest, partially offset by increased merchandise sales.
Income from discontinued operations was $1.0 million in the current quarter compared to a loss of $3.5 million in the prior-year quarter primarily due to better-than-anticipated wind-down collection experience.
Net earning assets including our CSO loans were $406.4 million at quarter end, an overall decrease of 14% from the prior-year quarter. On a constant currency basis, net earning assets decreased 11% from the prior-year quarter. This was primarily due to a 40%, 27% and 25% decrease in net non-current consumer loans, consumer loans outstanding with unaffiliated lenders and net current consumer loans, respectively, as a result of the sale of Grupo Finmart portfolios subsequent to the prior-year first quarter in addition to regulatory changes in Texas. On a constant currency basis, net non-current consumer loans, and net current consumer loans decreased 33% and 19%, respectively. Furthermore, inventory decreased 6% from the prior-year quarter due to our efforts to drive increased inventory turnover. On a constant currency basis, inventory decreased 4% from the prior-year quarter.

U.S. & Canada
The following table presents selected summary financial data from continuing operations for the U.S. & Canada segment:

	Three Months Ended December 31,		Percentage Change
	2014	2013
	(in thousands)
Revenues:
Merchandise sales	$90,059	$88,890	1%
Jewelry scrapping sales	17,127	25,925	(34)%
Pawn service charges	57,035	57,069	—%
Consumer loan fees and interest	42,162	45,824	(8)%
Consumer loan sales and other revenues	420	377	11%
Total revenues	206,803	218,085	(5)%
Merchandise cost of goods sold	59,031	53,047	11%
Jewelry scrapping cost of goods sold	13,414	18,570	(28)%
Consumer loan bad debt	14,310	14,183	1%
Net revenues	120,048	132,285	(9)%
Segment expenses (income):
Operations	84,746	86,573	(2)%
Depreciation	4,400	4,244	4%
Amortization	71	103	(31)%
Loss (gain) on sale or disposal of assets	3	(6,318)	N/A
Interest expense	8	5	60%
Interest income	(17)	—	N/A
Other expense	3	—	N/A
Segment contribution	$30,834	$47,678	(35)%
Other data:
Gross margin on merchandise sales	34%	40%	(15)%
Gross margin on jewelry scrapping sales	22%	28%	(21)%
Gross margin on total sales	32%	38%	(16)%
Net earning assets — continuing operations	$300,221	$319,803	(6)%
Average pawn loan balance per pawn store at period end	$275	$288	(5)%
Average yield on pawn loan portfolio*	161%	162%	(1)%
Pawn loan redemption rate	83%	83%	—%
Consumer loan bad debt as a percentage of consumer loan fees	34%	31%	10%
* Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The U.S. & Canada segment total revenues decreased $11.3 million from the prior-year quarter to $206.8 million. Same-store total revenues decreased $11.9 million, or 6%, and new and acquired stores, net of closed stores contributed $0.6 million. The overall decrease in total revenues was primarily due to an $8.8 million decrease in jewelry scrapping sales. Excluding jewelry scrapping sales, total revenues decreased $2.5 million, or 1%, primarily due to a $3.7 million decrease in consumer loan fees and interest, offset by a $1.2 million increase in merchandise sales. In the current quarter we opened ten de novo locations (consisting of five pawn locations and five financial services locations) bringing our total number of stores in the U.S. & Canada segment to 1,054, a 3% increase over the prior-year quarter. Subsequent to December 31, 2014, we signed a definitive agreement to acquire 12 additional pawn stores in the United States.
Total merchandise sales increased $1.2 million, or 1%, from the prior-year quarter to $90.1 million. Same-store merchandise sales increased $0.7 million, or 1%, from the prior-year quarter, and new and acquired stores, net of closed stores contributed sales of $0.5 million. The same store increase is mostly due to a 4% increase in jewelry sales, partially offset by a 1% decrease in general merchandise sales. Gross margin was 34% during the current quarter, down from 40% in the prior-year quarter, primarily as a result of our efforts to reshape our inventory profile and increase the velocity of inventory. General merchandise inventory held for a year or more turned 3.2 times compared to 2.3 times in the prior-year quarter and aged inventory decreased 10%. Jewelry inventory held for a year or more turned 1.8 times compared to 0.8 times in the prior-year quarter and aged inventory decreased 17%. We will continue a concerted effort to improve the velocity of inventory and expect to further reduce aged inventory through the remainder of the fiscal year.
Gross profit on jewelry scrapping sales decreased $3.6 million, or 50%, from the prior-year quarter to $3.7 million. Jewelry scrapping revenues decreased $8.8 million, or 34%, due to a 10% decrease in proceeds realized per gram of gold jewelry scrapped coupled with a 29% decrease in gold volume. The decrease in volume was primarily due to a change in strategy to retail jewelry rather than scrap it in addition to an overall decline due to the market price of gold. Same-store jewelry scrapping sales decreased $8.7 million, or 34%, with the remaining decrease due to stores sold during the prior-year quarter. Jewelry scrapping sales include approximately $2.6 million and $3.3 million of loose diamonds removed from scrap jewelry and sold in the current quarter and prior-year quarter, respectively. Scrap cost of goods sold decreased $5.2 million from the prior-year quarter, primarily due to a decrease in volume.
Our current quarter pawn service charge revenues remained flat as compared to the prior-year quarter. The $0.4 million, or 1%, increase in same-store pawn service charges was mostly offset by pawn service charges from stores sold in the prior-year quarter.
Consumer loan fees and interest decreased by $3.7 million, or 8%, from the prior-year quarter to $42.2 million. The overall decrease in consumer loan fees and interest was primarily due to a decrease in consumer loan balances in Texas ordinance cities, mainly Houston and El Paso. Total consumer loan bad debt as a percentage of consumer loan fees increased 10% primarily due to higher duration products attributable to new customers acquired which generated higher than anticipated bad debt. Houston and El Paso ordinances have been in effect for two quarters, and we expect the year-over-year comparable amounts for the next two quarters to show similar trends.
Total segment expenses increased to $89.2 million (43% of revenues) during the current quarter from $84.6 million (39% of revenues) in the prior-year quarter. This increase was primarily due to a prior-year quarter gain on sale or disposal of other assets of $6.3 million as a result of the gain realized on sale of seven U.S. pawn stores (three in Louisiana, two in Mississippi, one in Alabama and one in Florida), which reduced prior-year segment expenses.
In the current quarter, U.S. & Canada delivered a segment contribution of $30.8 million, a $16.8 million decrease compared to the prior-year quarter. In the current and prior-year quarter, the U.S. & Canada segment's contribution represented 83% of consolidated segment contribution.

Latin America
The following table presents selected summary financial data from continuing operations for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Three Months Ended December 31,		Percentage Change
	2014	2013
	(in thousands)
Revenues:
Merchandise sales	$19,580	$16,697	17%
Jewelry scrapping sales	1,407	1,778	(21)%
Pawn service charges	7,892	7,064	12%
Consumer loan fees and interest	10,070	14,293	(30)%
Consumer loan sales and other revenues	6,892	5,122	35%
Total revenues	45,841	44,954	2%
Merchandise cost of goods sold	13,357	10,541	27%
Jewelry scrapping cost of goods sold	1,261	1,450	(13)%
Consumer loan bad debt	941	1,391	(32)%
Net revenues	30,282	31,572	(4)%
Segment expenses (income):
Operations	18,910	18,382	3%
Depreciation	1,391	1,459	(5)%
Amortization	419	617	(32)%
Loss on sale or disposal of assets	256	6	4,167%
Interest expense	5,206	3,320	57%
Interest income	(474)	(172)	176%
Other expense (income)	390	(30)	N/A
Segment contribution	$4,184	$7,990	(48)%
Other data:
Gross margin on merchandise sales	32%	37%	(14)%
Gross margin on jewelry scrapping sales	10%	18%	(44)%
Gross margin on total sales	30%	35%	(14)%
Net earning assets — continuing operations	$106,190	$148,513	(28)%
Average pawn loan balance per pawn store at period end	$53	$53	—%
Average yield on pawn loan portfolio*	199%	205%	(3)%
Pawn loan redemption rate	76%	79%	(4)%
Consumer loan bad debt as a percentage of consumer loan fees	9%	10%	(10)%
* Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America's results from Mexican pesos to U.S. dollars was 13.9 to 1, which was 7% higher than the prior-year quarter's rate of 13.0 to 1. At the end of the current quarter, we had 314 stores in the Latin America segment, operating under various brands, including Empeño Fácil, Crediamigo, Adex and TUYO.
The Latin America segment's total revenues increased $0.9 million, or 2%, from the prior-year quarter to $45.8 million. On a constant currency basis, total revenues increased $4.1 million, or 9%, from the prior-year quarter. The overall increase in total revenues was due to a $2.9 million increase in merchandise sales and a $1.8 million increase in consumer loan sales and other, partially offset by a $4.2 million decrease in consumer loan fees and interest.
Merchandise sales and gross profit increased $2.9 million, or 17%, and $0.1 million, or 1%, respectively, from the prior-year quarter. On a constant currency basis, merchandise sales and gross profit increased $4.2 million, or 25%, and $0.5 million, or 8%, respectively, from the prior-year quarter. Gross margin was 32% during the current quarter, down from 37% in the prior-

year quarter, primarily as a result of our efforts to reshape our inventory profile and increase the velocity of inventory. General merchandise inventory held for a year or more turned 3.2 times compared to 1.5 times in the prior-year quarter and aged inventory decreased 43%. We will continue a concerted effort to improve the velocity of inventory and expect to further reduce aged inventory through the remainder of the fiscal year.
Latin America's pawn service charge revenues increased $0.8 million, or 12%, from the prior-year quarter to $7.9 million. On a constant currency basis, pawn service charge revenues increased $1.4 million, or 19% from the prior-year quarter. This increase is attributable to an increase in same-store pawn service charges. The average yield on pawn loan portfolio declined to 199%.
Consumer loan fees and interest decreased $4.2 million, or 30%, from the prior-year quarter to $10.1 million. On a constant currency basis, consumer loan fees and interest decreased $3.5 million, or 25% from the prior-year quarter. The decrease was driven primarily by sales of loan portfolios, resulting in a decrease in average earning assets.
Latin America's consumer loan sales and other revenues increased $1.8 million, or 35%, from the prior-year quarter to $6.9 million. On a constant currency basis, consumer loan sales and other revenues increased $2.2 million, or 44% from the prior-year quarter. The increase was primarily due to a structured sale of consumer loan portfolios by Grupo Finmart at a gain of $6.6 million in the current quarter. We expect to continue to use these and other types of structured transactions to finance Grupo Finmart going forward.
Total segment expenses increased to $26.1 million (57% of revenues) during the current quarter from $23.6 million (52% of revenues) in the prior-year quarter. The increase was primarily due to a $1.9 million increase in interest expense and a $0.5 million increase in operations expenses. The increase in interest expense was primarily due to a higher weighted-average debt outstanding as compared to the prior-year quarter, offset by a decrease in the weighted-average rate on Grupo Finmart's third party debt. The weighted-average rate on Grupo Finmart's third party debt decreased to 9%, from 11% in the prior-year quarter, on outstanding debt of $115.9 million as of December 31, 2014. On a constant currency basis, total segment expenses increased to $27.9 million during the current quarter, or 18%, from $23.6 million in the prior-year quarter.
Net revenues decreased $1.3 million and segment expenses increased $2.5 million from the prior-year quarter, resulting in a $3.8 million decrease in contribution for the Latin America segment from the prior-year quarter. On a constant currency basis, net revenues increased $0.8 million and segment expenses increased $4.3 million from the prior-year quarter, resulting in a $3.5 million decrease in contribution for the Latin America segment from the prior-year quarter. In the current quarter, the Latin America segment contribution decreased to 11% of consolidated segment contribution, compared to 14% in the prior-year quarter.
The Latin America segment's net earning assets decreased $42.3 million, or 28%, from the prior-year quarter primarily due to a decrease in consumer loans outstanding as a result of structured sales. On a constant currency basis, net earning assets decreased $29.4 million, or 20%, from the prior-year quarter.

Other International
The following table presents selected summary financial data from continuing operations for the Other International segment:

	Three Months Ended December 31,		Percentage Change
	2014	2013
	(in thousands)
Segment income:
Equity in net income of unconsolidated affiliates	$(2,194)	$(1,271)	73%
Other income	—	(29)	(100)%
Segment contribution	$2,194	$1,300	69%
Our equity in the net income of unconsolidated affiliates increased $0.9 million, 73%, from the prior-year quarter to $2.2 million. The increase was due to a $0.3 million decrease from Cash Converters International and a $1.2 million increase due to no reported earnings from Albemarle & Bond in the current quarter from a reported loss in the prior-year quarter.
Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,		Percentage Change
	2014	2013
	(in thousands)
Segment contribution	$37,212	$56,968	(35)%
Corporate expenses (income):
Administrative	10,174	15,745	(35)%
Depreciation	1,782	1,637	9%
Amortization	967	645	50%
Loss on sale or disposal of assets	—	22	(100)%
Interest expense	3,744	1,205	211%
Interest income	(34)	(24)	42%
Other expense (income)	144	(109)	N/A
Income from continuing operations before income taxes	20,435	37,847	(46)%
Income tax expense	6,365	9,958	(36)%
Income from continuing operations, net of tax	14,070	27,889	(50)%
Income (loss) from discontinued operations, net of tax	1,043	(3,494)	N/A
Net income	15,113	24,395	(38)%
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	(147)	1,826	N/A
Net income attributable to EZCORP	$15,260	$22,569	(32)%
Total corporate expenses were $16.8 million compared to $19.1 million during the prior-year quarter. This $2.3 million decrease was primarily due to a $5.6 million decrease in administrative expenses, partially offset by a $2.5 million increase in interest expense. The decrease in administrative expenses was primarily due to one-time incentive bonus awards in the prior-year quarter of $2.2 million in addition to a $2.1 million decrease in contract labor costs as compared to the prior-year quarter. The increase in interest expense was primarily due to $2.1 million of debt discount amortization in the current quarter pertaining to our 2.125% cash convertible senior notes due 2019 issued in June 2014.
Consolidated income from continuing operations before income taxes decreased $17.4 million, or 46%, to $20.4 million primarily due to a $16.8 million decrease in contribution from the U.S. and Canada segment and a $3.8 million decrease in contribution from the Latin America segment, offset by a $0.9 million increase in contribution from the Other International segment and a $2.3 million decrease in corporate expenses.

Liquidity and Capital Resources
Cash Flows
The table below presents a summary of the sources and uses of our cash:

	Three Months Ended December 31,		Percentage Change
	2014	2013
	(in thousands)
Cash flows from operating activities	$10,935	$17,454	(37)%
Cash flows from investing activities	38,874	(4,342)	N/A
Cash flows from financing activities	(26,086)	(11,046)	(136)%
Effect of exchange rate changes on cash and cash equivalents	(2,453)	103	N/A
Net increase in cash and cash equivalents	$21,270	$2,169	881%
The decrease in cash flows from operations was primarily due to a $7.9 million decrease in net income plus several non-cash items, partially offset by a $3.8 million increase in operating assets and liabilities from normal, recurring changes.
The increase in cash flows from investing activities was primarily due to a $36.9 million increase in proceeds from sale of assets, primarily Grupo Finmart loan portfolios, and a $10.4 million decrease in acquisitions, net of cash acquired, partially offset by a $12.1 million investment in Cash Converters International in order to maintain our equity ownership percentage in connection with a non-underwritten placement of shares, in addition to other normal, recurring changes.
The decrease in cash flows from financing activities was primarily due to a $19.4 million increase in net payments on our outstanding bank borrowings and a $6.0 million decrease in net proceeds from our revolving line of credit that was terminated in June 2014, partially offset by a $3.1 million decrease in debt issuance costs and a $5.5 million decrease in deferred and contingent consideration.
Total debt and capital lease obligations outstanding increased by $96.3 million, or 38%, to $349.1 million as compared to the prior-year quarter. Of this amount, $115.9 million was non-recourse to EZCORP and attributable to our payroll withholding lending business in Mexico (Grupo Finmart).
The net effect of these and other smaller items was a $21.3 million increase in cash on hand, providing a $77.6 million ending cash balance. Of the aforementioned ending cash balance, approximately 41%, or $31.9 million, is held by foreign subsidiaries and is not available to fund domestic operations as we intend to permanently reinvest earnings from foreign operations.
Contractual Obligations
The table below presents a summary of our cash needs to meet future aggregate contractual obligations as of December 31, 2014:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations*	$345,814	$11,300	$34,611	$290,824	$9,079
Interest on long-term debt obligations**	52,754	11,855	24,246	16,653	—
Operating lease obligations***	292,053	57,543	91,804	52,620	90,086
Capital lease obligations	282	282	—	—	—
Interest on capital lease obligations	8	8	—	—	—
Deferred consideration	6,675	6,000	675	—	—
	$697,586	$86,988	$151,336	$360,097	$99,165

* Excludes debt premium related to Grupo Finmart and 2.125% cash convertible senior notes due 2019 embedded derivative and discount
** Future interest on long-term obligations calculated based on interest rates effective at the balance sheet date
*** Includes 13 year corporate office lease signed in December 2014 with initial rent payment due beginning February 2016 after a five month rent holiday, and ending March 2029. Annual rent escalates from $3.0 million at lease inception to $4.6 million in the terminal year of the lease. Lease includes two five year extension options at the end of the initial lease term.

In addition to the contractual obligations in the table above, we are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. As of December 31, 2014, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $28.1 million. Of that total, $8.2 million was secured by titles to customers’ automobiles. These amounts include principal, interest and insufficient funds fees.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2014, these collectively amounted to $22.8 million.
The operating lease obligations in the table above include expected rent for all our store locations through the end of their current lease terms. Of the 506 U.S. financial services stores, 215 adjoin a pawn store and are covered by the same lease agreement. The lease agreements at approximately 95% of the remaining 291 free-standing U.S. financial services stores contain provisions that limit our exposure for additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining pawn stores could be re-incorporated into the pawn operations.
Sources of Cash
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
As of December 31, 2014, the Convertible Notes are not convertible because the conversion conditions have not been met. Accordingly, the net balance of the Convertible Notes of $187.7 million is classified as a non-current liability on our condensed consolidated balance sheets as of December 31, 2014.
For an additional description of the Convertible Notes, the conversion terms thereof and the hedges and warrants transactions, see Note 6 "Long-term Debt and Capital Lease Obligations" in the notes to the condensed consolidated financial statements.
As of December 31, 2014, Grupo Finmart's third party debt (non-recourse to EZCORP) was $115.9 million, with a weighted-average interest rate of 9%. Since the acquisition of Grupo Finmart in January 2012, Grupo Finmart's debt has increased $6.2 million, and its weighted-average interest rate has decreased 10 percentage points, due to debt refinancing. This refinancing effort was a key assumption in our investment analysis and will result in significantly reduced interest expenses going forward.
In July 2012 Grupo Finmart transferred certain consumer loans to a bankruptcy remote trust in a securitization transaction. The securitization borrowing facility had a maximum capacity of approximately $115.4 million. On February 17, 2014, Grupo Finmart repaid this facility and entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust. As of December 31, 2014, $49.5 million was outstanding under the securitization borrowing facility. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The unrestricted cash received from this borrowing in the amount of $31.3 million was primarily used to repay the previous securitization borrowing facility due in 2017 and the transaction costs associated with this transaction. The cash proceeds of approximately $18.2 million is restricted primarily for $15.8 million of collection rights on the additional eligible loans from Grupo Finmart, which Grupo Finmart expects to deliver to the trust within the next 12 months, and $2.4 million of interest and trust maintenance costs to be recovered at repayment. The restricted cash proceeds of $15.8 million are recourse to Grupo Finmart unless additional eligible loans are delivered within two-year period specified in the agreement. As a result of higher average debt outstanding and greater utilization of our revolver, we have experienced an increase in payments on bank borrowings and revolving line of credit. We expect Grupo Finmart to continue its use of the borrowing facility, in addition to structured sales of assets, and utilize proceeds to fund loan originations, operations and contractual obligations.
We anticipate that cash flow from operations and our cash on hand will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the remainder of the fiscal year.
Off-Balance Sheet Arrangements
We issue letters of credit to enhance the creditworthiness of our credit service customers seeking unsecured consumer loans and auto title loans from unaffiliated lenders. The LOCs assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed them by the borrowers plus any insufficient funds fees or late fees. We do not record on our condensed consolidated balance sheets the loans related to our credit services as the loans are made by unaffiliated lenders. We do not consolidate the unaffiliated lenders’ results with our results as we do not have any ownership interest in the lenders, do not exercise control over them and do not otherwise meet the criteria for consolidation as prescribed by FASB ASC 810-10-25 regarding variable interest entities.
We include an allowance for expected LOC losses under "Accounts payable and other accrued expenses" on our condensed consolidated balance sheets. As of December 31, 2014 the allowance for expected LOC losses was $3.3 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $28.1 million. This amount includes principal, interest and insufficient funds fees.
We have no other off-balance sheet arrangements.
Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like "may," "should," "could," "will," "predict," "anticipate," "believe," "estimate," "expect," "intend," "plan," "projection" and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in "Part II, Item 1A — Risk Factors" of this Quarterly Report and "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2014.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended September 30, 2014. There have been no material changes to our exposure to market risks since September 30, 2014.

Item 4. Controls and Procedures
This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are currently subject to various litigation and regulatory actions. In addition to the matters described in Note 10 of "Part I, Item 1 — Condensed Consolidated Financial Statements and Supplementary Data," we are from time to time subject to other legal and regulatory actions, including the following:

•
CFPB — In February 2014, we received a Civil Investigative Demand ("CID") from the Consumer Financial Protection Bureau ("CFPB"). The CID requested us to produce documents and provide answers to written questions. We submitted all information requested by this CID. In October 2014, we received a follow-up CID requesting additional information regarding certain of the matters addressed in the initial CID, and since then, the CFPB has taken oral testimony from Company representatives and has requested certain follow-up information. We continue to cooperate fully with the CFPB in its investigation. To date, no claims have been asserted by the CFPB as a result of our responses, although there can be no assurance that the CFPB will not assert claims, including that one or more of our historical practices constitute "unfair, deceptive or abusive acts or practices" ("UDAAP"), as defined in the Dodd-

Frank Wall Street Reform and Consumer Protection Act of 2010. Any such claim could require us to pay fines, penalties and/or customer restitution, or could result in changes to our business practices to address the claims asserted.

•
FCA — In the course of evaluating and preparing our Cash Genie business (our U.K. online lending business, which we discontinued in October 2014) for compliance with new guidelines and rules issued by the Financial Conduct Authority ("FCA"), we noted three issues primarily related to our legacy business and self-reported those to the FCA in June 2014 and have been in regular dialog with the FCA regarding those issues since. In July 2014, we agreed to the imposition of a Voluntary Requirement formalizing our commitment to review and evaluate the issues under the oversight of an independent "skilled person" appointed by the FCA to determine whether customers have been adversely affected by those issues and, if so, to assess the redress that would be appropriate. Grant Thornton was selected as the skilled person to oversee the process (referred to as a "section 166 process"), which commenced in November 2014. The section 166 process is ongoing, and at this point, we are unable to determine whether resolution of this matter will have a material adverse effect on our results of operations.

We are unable to determine the ultimate outcome of any current litigation or regulatory actions. These matters are subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from conducting our business as we currently do. Any unfavorable ruling or outcome could have a material adverse effect on our results of operations and could negatively affect our reputation.
We have procured management liability insurance policies that should protect us from much of the potential exposure related to the shareholder derivative litigation and the federal securities litigation described in Note 10 of "Part I, Item 1 — Condensed Consolidated Financial Statements and Supplementary Data." However, under the terms of those policies, we bear the first $1 million of costs or liability associated with those actions. Consequently, we expect that our results of operations will be adversely affected by the current litigation until we exhaust the retention under our management liability insurance policies. In addition, to the extent that our ultimate liability in the current litigation or any subsequent litigation that is included in the same policy year exceeds the management liability policy limits, our results of operations could be adversely affected.
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2014. These factors are further supplemented by those discussed in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended September 30, 2014 and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and "Part II — Item 1 — Legal Proceedings" of this report.
Item 5. Other Information
The following disclosure is not required. However, we are providing this information on a voluntary basis in the interest of transparency to investors.
In December 2014, Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Voting Common Stock, made a $550,000 personal loan to Stuart I. Grimshaw, our Chief Executive Officer. The loan bears interest at the rate of 4.5% per annum and is due to be repaid in 12 months. The Company had no involvement in this personal transaction between Mr. Grimshaw and Mr. Cohen.

Item 6. Exhibits
The following exhibits are filed with, or incorporated by reference into, this report.

Exhibit No.	Description of Exhibit
31.1*	Certification of Stuart I. Grimshaw, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*
Certification of Mark E. Kuchenrither, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certifications of Stuart I. Grimshaw, Chief Executive Officer, and Mark E. Kuchenrither, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Label Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2014, December 31, 2013 and September 30, 2014; (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2014 and December 31, 2013; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended December 31, 2014 and December 31, 2013 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and December 31, 2013; and (v) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP

Date:	February 6, 2015	/s/ Stephen M. Brown
Stephen M. Brown Vice President and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of Stuart I. Grimshaw, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*
Certification of Mark E. Kuchenrither, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**
Certifications of Stuart I. Grimshaw, Chief Executive Officer, and Mark E. Kuchenrither, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB***	XBRL Taxonomy Label Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.
***
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2014, December 31, 2013 and September 30, 2014; (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2014 and December 31, 2013; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended December 31, 2014 and December 31, 2013 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2014 and December 31, 2013; and (v) Notes to Interim Condensed Consolidated Financial Statements.