Form 10-K/A
period 2014-09-30
EZCORP INC
filed 2015-11-09
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-19424
EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2540145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Bee Cave Road, Building 1, Suite 200, Rollingwood, Texas	78746
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (512) 314-3400
Securities Registered Pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Class A Non-voting Common Stock, $.01 par value per share	The NASDAQ Stock Market
(NASDAQ Global Select Market)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑
Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2014

EXPLANATORY NOTE
Restatement of Consolidated Financial Statements
We are restating our financial statements for the fiscal years ended September 30, 2014, 2013 and 2012 (including the unaudited quarterly periods within those years, other than the first quarter of fiscal 2012) and the first quarter of fiscal 2015 in order to correct certain accounting errors related to our Grupo Finmart loan portfolio. For discussion of the Grupo Finmart portfolio review, the accounting errors identified and the restatement adjustments, see “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Grupo Finmart Portfolio Review and Restatement” and Notes 2 and 19 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Internal Control over Financial Reporting
Management reassessed its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014, and concluded that a number of deficiencies in the design and operating effectiveness of our internal controls, collectively, represent material weaknesses in our internal control over financial reporting and, therefore, that we did not maintain effective internal control over financial reporting as of September 30, 2014, September 30, 2013 and September 30, 2012. For a description of the material weaknesses identified by management and management’s plan to remediate those material weaknesses, see "Part II — Item 9A — Controls and Procedures."
Amended Reports
We do not plan to file amendments to any previously filed reports other than this Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014 and the Amended Quarterly Report on Form 10-Q/A for the fiscal quarter ended December 31, 2014 (the first quarter of fiscal 2015). The restatement adjustments for the fiscal year ended September 30, 2014 and for periods prior to September 30, 2014 are reflected in this filing.
We are concurrently filing the Amended Quarterly Report on Form 10-Q/A referred to above, as well as our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2015 and June 30, 2015, all of which reflect the effects of the restatement.
This Amended Annual Report on Form 10-K/A does not reflect events occurring after the original filing date of November 26, 2014, and does not modify or update disclosures in the original filing that may have been affected by subsequent events, except for the effects of the restatement. Disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of original filing.
This Amended Annual Report on Form 10-K/A reflects amendments to the following items:

•	Part I, Item 1 — Business

•	Part I, Item 1A — Risk Factors

•	Part II, Item 6 — Selected Financial Data

•	Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Part II, Item 8 — Financial Statements and Supplementary Data

•	Part II, Item 9A — Controls and Procedures

•	Part IV, Item 15 — Exhibits and Financial Statement Schedules
The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Amended Annual Report on Form 10-K/A. See Exhibits 31.1, 31.2 and 32.1.

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
We fulfill the growing global consumer demand for immediate access to cash, financial services and affordable pre-owned merchandise. We offer a variety of instant cash solutions, including collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term and long-term consumer loans, including single- and multiple-payment unsecured loans and single- and multiple-payment auto title loans. In our Texas locations, we do not offer or fund loan products themselves, but rather offer credit services to help customers obtain loans from independent third-party lenders.
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
The following tables present store data by segment:

	Fiscal Year Ended September 30, 2014
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,030	312	—	1,342	8
De novo	25	6	—	31	—
Sold, combined or closed	(11)	(4)	—	(15)	(3)
End of period	1,044	314	—	1,358	5

	Fiscal Year Ended September 30, 2013
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	987	275	—	1,262	10
De novo	84	73	—	157	—
Acquired	12	26	—	38	—
Sold, combined or closed	(3)	(5)	—	(8)	(2)
Discontinued operations	(50)	(57)	—	(107)	—
End of period	1,030	312	—	1,342	8

	Fiscal Year Ended September 30, 2012
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	933	178	—	1,111	13
De novo	17	54	—	71	—
Acquired	51	45	—	96	—
Sold, combined or closed	(14)	(2)	—	(16)	(3)
End of period	987	275	—	1,262	10
Discontinued operations	(45)	(57)	—	(102)	—
Stores in continuing operations	942	218	—	1,160	10

The following components comprised our total revenues for each of the last three fiscal years:

	Fiscal Year Ended September 30,
	2014	2013	2012
	As Restated
Merchandise sales	41%	38%	35%
Jewelry scrapping sales	10%	14%	21%
Pawn service charges	26%	26%	24%
Consumer loan fees and interest	22%	21%	20%
Other revenues	1%	1%	—%
Total revenues	100%	100%	100%
Pawn Activities
At our pawn stores, we offer secured loans, which are typically small, non-recourse loans collateralized by tangible personal property. At September 30, 2014, we had an aggregate pawn loan principal balance of $162.4 million, and the average pawn loan was approximately $123. We earn pawn service charge revenue on our pawn loans. In fiscal 2014, pawn service charges accounted for approximately 26% of our total revenues and 44% of our net revenues.
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
For fiscal 2014, 2013 and 2012, retail activities and jewelry scrapping (sales of precious metals and gemstones to refiners and gemstone wholesalers) accounted for approximately 51%, 52% and 56%, respectively, of our total revenues, or 28%, 31% and 36%, respectively, of net revenues. As a significant portion of our inventory and sales involve gold and jewelry, our results can be heavily influenced by the market price of gold.
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

Our inventory is stated at the lower of cost or market. We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 10.4% of gross inventory at September 30, 2014 compared to 2.8% at September 30, 2013. The increase in valuation allowance from the prior year is reflective of periodic analyses conducted to value the inventory based on aging, profitability, sell-through rates and shrink in each classification, including jewelry and general merchandise.
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

•
Payroll withholding loans — In Mexico, Grupo Finmart has over 100 active payroll withholding agreements (called “convenios”) with Mexican employers, primarily federal, state and local governments and agencies, and provides unsecured multiple-payment consumer loans to the employees of the various employers. Interest and principal payments are collected through payroll deductions. The average loan is approximately U.S. $1,600, with a stated term of 31 months. Stated interest rates approximate 72% annually.

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

Single-payment consumer loans are considered defaulted if they are not repaid or renewed by the maturity date. Outstanding amounts on unsecured lines of credit are considered defaulted if customers do not timely make one required scheduled payment. Multiple-payment loans, excluding loans made by Grupo Finmart, are considered defaulted if the customer has failed to make two consecutive installment payments. Although defaulted loans may be collected later, we charge the loan principal to bad debt expense upon default, leaving only active loans in the reported balance. Subsequent collections of principal are recorded as a reduction of bad debt at the time of collection. Accrued service charges related to defaulted loans are deducted from service charge revenue upon loan default, and increase service charge revenue upon subsequent collection. We provide for a valuation allowance on both the principal and service charges receivable based on recent default and collection experience. Our consumer loan balance represents the principal amount of all active (non-defaulted) loans, net of this valuation allowance.
Loans to Grupo Finmart customers whose employment is continuing are referred to as “in-payroll” loans, while loans to Grupo Finmart customers whose employment is discontinued are referred to as “out-of-payroll” loans. A customer is generally considered to have discontinued their employment if they are no longer employed by the employer that is responsible for the payroll withholding. We establish reserves for Grupo Finmart loans as follows:

•	We reserve 100% of non-performing loans, which for this purpose we consider to be:

◦	Out-of-payroll loans for which Grupo Finmart is not receiving payments; and

◦	In-payroll loans for which Group Finmart has not received any payments for 180 consecutive days.

•	We also establish additional loan principal and accrued interest reserves for performing loans based on historical experience.
When we reserve 100% of a Grupo Finmart loan, we charge the loan principal to consumer loan bad debt expense, reduce interest revenue by the amount of unpaid interest theretofore accrued on the loan and cease accruing interest revenue. Future collections are recorded as a reduction of consumer loan bad debt expense (in the case of written-off principal) and an increase in consumer loan fee revenue (in the case of written-off accrued interest).
A number of circumstances cause delays in the receipt of payments on a Grupo Finmart loan. For example:

•	It often takes 90 days or more for the employer to set up initial payroll withholding and begin remitting payments to Grupo Finmart (a process referred to as “ratification”).

•	It is not unusual to have an interruption or delay in payments for a number of reasons, such as holidays, summer vacations, illness, convenio renewals, union permits and political elections.

•
Many convenios limit the amount that can be withheld from a borrower’s paycheck, and if the borrower has multiple loans outstanding, the withheld amount is generally used to repay the loans in the order in which they were made.

•
Some larger employers act as a consolidator and remitter on behalf of other smaller employers and the payment consolidation processes, or other issues with employer systems, sometimes cause interruptions in payments.

If a credit service customer defaults on a loan, we pay the lender the principal and accrued interest due under the loan and an insufficient funds fee and charge those amounts to bad debt expense. We then attempt to collect those amounts from the customer. Subsequent recoveries are recorded as a reduction of bad debt expense at the time of collection. We also record as bad debt expense an accrual of expected losses for principal, interest and insufficient fund fees we expect to pay the lenders on default of the lenders’ current loans. This estimate is based on recent default and collection experience and the amount of loans the lenders have outstanding.

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

	Fiscal Year Ended September 30,
	2014	2013	2012
	As Restated
	(in millions)
Combined consumer loans:
Loans made	$523.3	$446.9	$366.4
Loans repaid	(442.3)	(355.9)	(318.1)
Loans forfeited, net of collections on bad debt	(77.0)	(57.1)	(42.4)
Loans acquired in business acquisition	13.5	3.9	68.7
Other	(1.5)	0.5	—
Change due to foreign currency exchange fluctuations	4.0	(3.3)	1.0
Net increase in consumer loans outstanding at the end of the year	$20.0	$35.0	$75.6

Consumer loans made by unaffiliated lenders (credit services only):
Loans made	$132.7	$119.2	$135.6
Loans repaid	(105.2)	(88.4)	(112.5)
Loans forfeited, net of collections on bad debt	(34.1)	(26.4)	(24.6)
Net (decrease) increase in consumer loans outstanding at the end of the year	$(6.6)	$4.4	$(1.5)

Consumer loans made by us:
Loans made	$390.6	$327.7	$230.8
Loans repaid	(337.1)	(267.5)	(205.6)
Loans forfeited, net of collections on bad debt	(42.9)	(30.7)	(17.8)
Loans acquired in business acquisition	13.5	3.9	68.7
Other	(1.5)	0.5	—
Change due to foreign currency exchange fluctuations	4.0	(3.3)	1.0
Net increase in consumer loans outstanding at the end of the year	$26.6	$30.6	$77.1
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
Consumer loan fees are generally highest in our fourth and first fiscal quarters (July through December) due to a higher need for cash during the holiday season. Consumer loan bad debt expense, both in dollar terms and as a percentage of related fees, is highest in the fourth fiscal quarter and lowest in the second fiscal quarter due primarily to the impact of tax refunds in the U.S.
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
For additional information about our discontinued operations, see Note 3 to the Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
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
For its fiscal year ended June 30, 2014, CCV’s gross revenues increased 22% to AUS $331.7 million (U.S. $304.4 million), net income attributable to owners of the company decreased 26% to AUS $24.2 million (U.S. $22.2 million) and diluted earnings per share decreased 30% to AUS $0.0556 (U.S. $0.0510). For the year, CCV declared dividends of AUS $0.04 (U.S. $0.0367) per share. We account for our investment in CCV under the equity method. In fiscal 2014, our interest in CCV’s income was $7.1 million and we received dividends of $5.1 million. Based on the closing price and exchange rates on September 30, 2014, the market value of our investment in CCV was approximately $129 million compared to its book value of $91.8 million.
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
We have restated prior consolidated financial statements, which may lead to additional risks and uncertainties, including loss of investor confidence and negative impacts on our stock price.
We have restated our consolidated financial statements as of and for the fiscal years ended September 30, 2014, 2013 and 2012 (including the quarterly periods within those years, other than the first quarter of fiscal 2012) and for the first quarter of fiscal 2015 in order to correct certain accounting errors related to our Grupo Finmart loan portfolio. For discussion of the Grupo Finmart portfolio review, the accounting errors identified and the restatement adjustments, see “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Grupo Finmart Portfolio Review and Restatement” and Notes 2 and 19 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” For a description of the material weaknesses in our internal control over financial reporting identified by management and management’s plan to remediate those material weaknesses, see “Part II, Item 9A — Controls and Procedures.”
As a result of the restatement and the circumstances giving rise to the restatement, we have become subject to a number of additional costs and risks, including (a) accounting and legal fees incurred in connection with the restatement and (b) legal fees, and possibly substantial damages or settlement costs, in connection with related stockholder litigation (as described in “Federal Securities Litigation” in Note 26 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial

Statements and Supplementary Data”). In addition, the restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.
We have identified material weaknesses in our internal control over financial reporting that, if not remediated, could result in additional material misstatements in our financial statements.
As described in “Part II, Item 9A — Controls and Procedures,” management has identified and evaluated the control deficiencies that gave rise to the accounting errors related to our Grupo Finmart loan portfolio, and has concluded that those deficiencies, collectively, represent material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of those material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2014, September 30, 2013 and September 30, 2012. See “Part II, Item 9A — Controls and Procedures.”
We are in the process of developing and implementing a remediation plan to address the material weaknesses. If our remediation efforts are insufficient or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.
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
In addition, any financial services business that we undertake directly in international jurisdictions, as well as the financial services businesses conducted by our strategic affiliate, are subject to a variety of regulation by international governmental authorities. Adverse legislation or regulations could be enacted in any of such international jurisdictions, with the result that the financial services business in that jurisdiction becomes less profitable or unprofitable. For example, the Financial Conduct Authority (“FCA”), which on April 1, 2014, assumed primary regulatory authority over short-term consumer lending in the U.K., has issued guidance and rules that focus on the affordability of the credit extended (i.e., the customer’s ability to repay), the use of continuous payment authority to collect repayments and sustained use of short-term credit products. These rules became effective July 1, 2014. In addition, the FCA issued proposed rules in July 2014 that would significantly limit the amount of interest and fees that could be charged on “high cost short-term credit” products, including the loans we have been offering online through our Cash Genie operations. These new limitations are expected to become effective January 1, 2015. The FCA’s guidance, new rules and proposed rules contributed to our decision to exit the online lending market in the U.K. and discontinue our Cash Genie operations. See “Part I, Item 1 — Business — Growth and Expansion — Discontinued Operations.”
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
As discussed under “Part 1, Item 1 — Business — Regulation — Short-Term Consumer Loan Regulations,” the CFPB now exercises its supervisory and regulatory authority over non-depository companies providing consumer financial services products and services, including payday loans and other products and services we offer. The CFPB has cited several short-term lenders with violations of Dodd-Frank’s prohibition on “unfair, deceptive or abusive acts or practices” (“UDAAP”). It is not possible to accurately predict what affect the CFPB will have on our business. The CFPB, through its supervisory or enforcement role or through its rule-making authority, could take actions that would have a material adverse effect on our operations and financial performance. For a description of a current regulatory investigation being conducted by the CFPB, see the following risk factor.
Litigation and regulatory proceedings could have a material adverse impact on our business.
We are currently subject to various litigation and regulatory actions. In addition to the matters described in “Part I, Item 3 — Legal Proceedings,” we are from time to time subject to other legal and regulatory actions, including the following:

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
We have procured management liability insurance policies that should protect us from much of the potential exposure related to the shareholder derivative litigation and the federal securities litigation described under “Part I, Item 3 — Legal Proceedings.” However, under the terms of those policies, we bear the first $1 million of costs or liability associated with those actions. Consequently, we expect that our results of operations will be adversely affected by the current litigation until we exhaust the $1 million retention under our management liability insurance policies. In addition, to the extent that our ultimate liability in the current litigation or any subsequent litigation that is included in the same policy year exceeds the management liability policy limits, our results of operations could be adversely affected.

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
In July 2014, the sole voting stockholder made changes to the Company’s Bylaws that generally restructure certain aspects of the Company’s corporate governance. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Board of Directors and Governance Changes.”
For the past several years, we have entered into advisory services agreements with Madison Park, LLC, a financial advisory firm wholly owned by Mr. Cohen. The agreement for fiscal 2014 called for the payment of a retainer fee of $600,000 per month plus the reimbursement of out-of-pocket expenses incurred in connection with the engagement. On May 20, 2014, we provided Madison Park with a 30-day notice of termination pursuant to the terms of the agreement, and the agreement terminated effective June 19, 2014. See “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence — Related Party Transactions — Agreement with Madison Park.”
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
We maintain an allowance for loan losses for estimated probable losses on company-funded loans and loans in default. See "Part II, Item 7 — Management's Discussion and Analysis of Financial Conditions and Results of Operations — Critical Accounting Policies and Estimates" for factors considered by management in estimating the allowance for loan losses. We also maintain a reserve for loan losses for estimated probable losses on loans funded by our CSO partners, but for which we are responsible. At September 30, 2014, our aggregate reserve and allowance for losses on loans not in default (including loans funded by our CSO partners) was $58.5 million. The amount of reserves and allowances is based on our current assessment of and expectations concerning various factors affecting the quality of our loan portfolio. These factors include, among other things, our borrowers’ financial condition, repayment abilities and repayment intentions. This reserve, however, is an estimate, and if actual losses are greater than our reserve and allowance, our results of operations and financial condition could be adversely affected.

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
We face other risks discussed under "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk."
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
ITEM 3. LEGAL PROCEEDINGS
Currently and from time to time, we are defendants in various legal and regulatory actions. While we cannot determine the ultimate outcome of these actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome. The following is a description of significant proceedings. For a description of additional federal securities litigation directly relating to the restatement of our financial statements described in the Explanatory Note immediately preceding Part I, see Note 26 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
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
Federal securities litigation — On August 22, 2014, Jason Close, a purported holder of Class A Non-voting Common Stock, for himself and on behalf of other similarly situated holders of Class A Non-voting Common Stock, filed a lawsuit in the

United States District Court for the Southern District of New York styled Close v. EZCORP, Inc., et al. (Case No. 1:14-cv-06834-ALC). The complaint names as defendants EZCORP, Inc., Paul E. Rothamel (our former chief executive officer) and Mark Kuchenrither (our chief financial officer and chief executive officer for the fiscal year ended September 30, 2014) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In general, the complaint alleges that the implementation of certain strategic and growth initiatives were less successful than represented by the defendants, that certain of the Company’s business units and investments were not performing as well as represented by the defendants and that, as a result, the defendants’ disclosures and statements about the Company’s business and operations were materially false and misleading at all relevant times.
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
We have not declared or paid any dividends during the past two fiscal years and currently do not anticipate paying any dividends in the immediate future. Under the terms of our Convertible Notes due 2019, further described in Note 10 to the Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data,” payment of dividends requires a conversion rate adjustment equal to the conversion rate in effect immediately prior to the open of business on the ex-dividend date for such dividend multiplied by the last reported sale price of the Class A Common Stock on the trading day immediately preceding the ex-dividend date for such dividend, divided by the difference between the last reported sale price of the Class A Common Stock on the trading day immediately preceding the ex-dividend date for such dividend and the amount in cash per share we distribute to all or substantially all holders of Class A Common Stock. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.

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

(1)
Comprised of 1,000,000 shares of our Class A Common Stock repurchased through privately negotiated transactions for an aggregate purchase price of $11.9 million in connection with our issuance of our Convertible Notes due 2019, further described in Note 10 to the Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data,”

(2)	We have no publicly announced repurchase plans or programs.

ITEM 6. SELECTED FINANCIAL DATA
We have restated the selected financial data presented in this Amended Annual Report on Form 10-K/A for the fiscal years ended September 30, 2014, 2013 and 2012 in order to correct certain accounting errors related to our Grupo Finmart loan portfolio. The restatement reflects the correction of those errors, as well as other adjustments identified by management. For discussion of the Grupo Finmart portfolio review, the accounting errors identified and the restatement adjustments, see “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Grupo Finmart Portfolio Review and Restatement” and Notes 2 and 19 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
The following selected financial information should be read in conjunction with, and is qualified in its entirety by, the accompanying consolidated financial statements and related notes.
The selected financial information as of and for the fiscal years ended September 30, 2014 and 2013 and for the fiscal year ended September 30, 2012 was derived from restated audited consolidated financial statements included in this Amended Annual Report on Form 10-K/A. The selected financial information as of September 30, 2012 was derived from the restated consolidated balance sheet not included in this filing. The selected financial information as of and for the fiscal years ended September 30, 2011 and 2010 was derived from previously audited consolidated financial statements not included in this filing.

	Fiscal Year Ended September 30,
	2014 (As Restated) (a)	2013 (As Restated) (a)	2012 (As Restated) (a)	2011	2010
	(in thousands, except per share and store figures)
Operating data:
Total revenues	$957,646	$970,168	$960,717	$852,798	$725,168
Net revenues	570,229	602,924	595,924	526,303	443,255
Income from continuing operations, net of tax	19,938	54,282	146,454	123,717	98,643
Loss from discontinued operations, net of tax	(92,024)	(33,272)	(5,343)	(1,558)	(1,349)
Net (loss) income	(72,086)	21,010	141,111	122,159	97,294
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	(7,387)	(1,222)	4,119	—	—
Net (loss) income from discontinued operations attributable to redeemable noncontrolling interest	—	(76)	147	—	—
Net (loss) income attributable to EZCORP, Inc.	$(64,699)	$22,308	$136,845	$122,159	$97,294

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.50	$1.03	$2.80	$2.48	$2.01
Discontinued operations	(1.70)	(0.62)	(0.11)	(0.03)	(0.03)
Basic (loss) earnings per share	$(1.20)	$0.41	$2.69	$2.45	$1.98

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.50	$1.03	$2.78	$2.46	$1.99
Discontinued operations	(1.69)	(0.62)	(0.11)	(0.03)	(0.03)
Diluted (loss) earnings per share	$(1.19)	$0.41	$2.67	$2.43	$1.96

Weighted average shares outstanding:
Basic	54,148	53,657	50,877	49,917	49,033
Diluted	54,292	53,737	51,133	50,369	49,576

Stores at end of period (b)	1,358	1,342	1,262	1,111	1,006

(a)	For information regarding the background of the restatement, as well as a description of the restatement adjustments, see “Part II, Item 7 —

Management’s Discussion and Analysis of Financial Condition and Results of Operations — Grupo Finmart Portfolio Review and Restatement” and Notes 2 and 19 of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data."

(b)	Fiscal 2012, 2011 and 2010 include 102, 94 and 72 stores, respectively, that were closed as part of discontinued operations during fiscal 2013.

	September 30,
	2014 (As Restated) (a)	2013 (As Restated) (a)	2012 (As Restated) (a)	2011	2010
	(in thousands)
Balance sheet data:
Pawn loans	$162,444	$156,637	$157,648	$145,318	$121,201
Consumer loans, net	63,995	56,880	45,036	14,611	13,920
Inventory, net	138,175	145,200	109,214	90,373	71,502
Working capital	486,649	376,360	381,567	291,968	232,713
Non-current consumer loans, net	85,004	65,488	46,704	—	—
Total assets	1,410,544	1,332,968	1,209,075	756,450	606,412
Long-term debt, less current maturities	392,054	215,939	198,836	17,500	25,000
Redeemable noncontrolling interest	22,800	47,297	50,998	—	—
Stockholders’ equity	832,304	895,883	827,791	664,248	519,428

(a)
For information regarding the background of the restatement, as well as a description of the restatement adjustments, see “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Grupo Finmart Portfolio Review and Restatement” and Notes 2 and 19 of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in “Part I, Item 1A — Risk Factors.” See also “Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results” below.
This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes to the consolidated financial statements included in this Amended Annual Report on Form 10-K/A.
Grupo Finmart Portfolio Review and Restatement
Background
Grupo Finmart enters into payroll withholding agreements (called “convenios”) with Mexican employers — principally, federal, state, and local government agencies — and provides unsecured, multiple payment consumer loans to employees of those various employers. Interest and principal payments are generally collected by the employers through payroll deductions and remitted to Grupo Finmart.
Review of Asset Sales
During fiscal 2014 and the first quarter of fiscal 2015, Grupo Finmart entered into a total of six structured asset sales pursuant to which a portion of the loan portfolio was sold to special purpose trusts for the benefit of third parties (the “Asset Sales”). We accounted for each of the Asset Sales as a sale, and we recognized a gain equal to the difference between the book value of the sold loans and the purchase price, which was generally equal to the aggregate amount of the payments Grupo Finmart expected to receive over the life of the loans minus a negotiated discount. The effect of this accounting treatment was to accelerate the recognition of the interest income that would otherwise have been recognized over the life of the loans.
In the second quarter of fiscal 2015, in the course of performing their audit work, our independent registered public accounting firm began reviewing the Asset Sale completed in the first quarter of fiscal 2015 and raised various questions regarding the terms of that transaction. Those questions prompted a comprehensive review of the terms and conditions of each of the Asset Sales. Following that review and considerable discussion involving management, our accounting advisors, our legal advisors in the U.S. and Mexico, and our independent registered public accounting firms, management determined that the Asset Sales should not have been accounted for as sales, principally due to certain control rights that Grupo Finmart retained as servicer of the loans. We now believe that, because of those control rights, the trusts to which the loans were sold should be accounted for as “variable interest entities” and consolidated pursuant to ASC 810-10 (Consolidation and the Variable Interest Model), and therefore, the sales should not have been recognized for accounting purposes.
The effect of the consolidation is that the gain on sale is eliminated, the assets and liabilities of the trusts are included in our consolidated balance sheet and interest income (along with the related expenses) is recognized over the life of the loans. This process results, generally, in a reduction in net income in the periods during which an Asset Sale occurred (due to the reversal of the gain on sale) and an increase in net income thereafter (due to the accrual and recognition of interest income, net of expenses, over the life of the loans). Our restated financial statements reflect the trust consolidation.
Review of “Non-Performing” Loans
Relevant Accounting Policies — Historically, we have recognized interest revenue on the Grupo Finmart loans ratably over the stated terms of the loans. Based on historical experience, we estimated the percentage of loans that Grupo Finmart expects not to collect and established a bad debt reserve against the principal and accrued interest.
Loans to Grupo Finmart customers whose employment is continuing are referred to as “in-payroll” loans, while loans to Grupo Finmart customers whose employment is discontinued are referred to as “out-of-payroll” loans. A customer is generally considered to have discontinued their employment if they are no longer employed by the employer that is responsible for the payroll withholding.
Grupo Finmart’s loans were considered active as long as they were in-payroll. Out-of-payroll loans were considered active if Grupo Finmart continued to receive payments, but were considered defaulted if payments were not made. Upon default, we charged the loan principal to consumer loan bad debt expense, reduced interest revenue by the amount of unpaid interest accrued on the loan prior to default and ceased accruing future interest revenue. If Grupo Finmart subsequently collected some or all of the defaulted loan, we reduced consumer loan bad debt expense by the amount of collected principal and increased interest revenue by the amount of collected interest.

Under Grupo Finmart’s historical accounting policy, only defaulted out-of-payroll loans were considered in nonaccrual status. Due to the likelihood of ultimately receiving payment if the customer’s employment continued, we continued to accrue interest on all in-payroll loans, even though Grupo Finmart might not be currently receiving payments. A number of circumstances cause delays in the receipt of payments on a Grupo Finmart loan. For example:

•	It often takes 90 days or more for the employer to set up initial payroll withholding and begin remitting payments to Grupo Finmart (a process referred to as “ratification”).

•	It is not unusual to have an interruption or delay in payments for a number of reasons, such as holidays, summer vacations, illness, convenio renewals, union permits and political elections.

•
Many convenios limit the amount that can be withheld from a borrower’s paycheck, and if the borrower has multiple loans outstanding, the withheld amount is generally used to repay the loans in the order in which they were made.

•
Some larger employers act as a consolidator and remitter on behalf of other smaller employers and the payment consolidation processes, or other issues with employer systems, sometimes cause interruptions in payments.

Issues Identified in Review — In January 2015, Grupo Finmart management notified our finance management that a previous loan purchaser had requested to have some of its loans replaced because, several months after the loan sale, some of the sold loans had still not been ratified. Upon receipt of that information, we initiated a review of the entire Grupo Finmart loan portfolio to identify all loans that were being carried as active loans but with respect to which Grupo Finmart was not currently receiving payments (“non-performing” loans) and to determine the reason that payments on the loans were not being received. During the course of this review, the following issues were identified:

•
We determined that the non-performing loans included a number of out-of-payroll loans that had not been correctly classified and recognized as such. This error caused an understatement of bad debt expense and an overstatement of accrued interest revenue in prior periods. We have now analyzed the non-performing loan portfolio to identify all out-of-payroll loans and determine, on a loan-by-loan basis, the period during which Grupo Finmart should have charged the loan to bad debt expense and ceased accruing interest revenue.

•
We also found that many of the non-performing loans, while still in-payroll, had been in non-performing status for some time. Under Grupo Finmart’s historical interest accrual policy, we accrued and recognized interest income on in-payroll loans over the stated life of the loans even though partial or delayed payments extended the loan’s payback period beyond the stated loan term. After reviewing the aging characteristics of the non-performing loans and consulting with our independent registered public accounting firms, we have determined that it is appropriate to:

◦	Accrue and recognize interest income over the period that payments are expected to be received rather than over the stated term of the loan;

◦
For loans that have been in non-performing status for 180 days, charge the loan principal to consumer loan bad debt expense, reduce interest revenue by the amount of unpaid interest theretofore accrued on the loan, cease accruing future interest revenue and record future collections under the cost recovery method (recognizing income after principal has been recovered); and

◦	Expense certain brokerage and other commission costs as incurred rather than amortize them over future periods.
The application of this methodology has resulted in adjustments to interest income and bad debt expense for all periods since we began consolidation of Grupo Finmart in the second quarter of fiscal 2012. Those adjustments are reflected in the restated financial statements for fiscal 2012, 2013 and 2014 presented in this Amended Annual Report on Form 10-K/A, and will be reflected in the restated financial statements for the first quarter of fiscal 2015, as well as in the financial statements for the second and third quarters of fiscal 2015 and future periods.

Summary of Restatement Adjustments
The restatement adjustments include (a) those adjustments necessary to correct the accounting errors attributable to the Asset Sales, (b) those adjustments necessary to correct the accounting errors attributable to the non-performing loans and (c) certain other adjustments identified during the restatement process. The following tables summarize the impact of these adjustments for fiscal 2014, fiscal 2013 and fiscal 2012 and for each of the quarterly periods within those years (other than the first quarter of fiscal 2012, which was not restated).
Year Ended September 30, 2014 (Fiscal 2014)
The following table summarizes the impact of the restatement on our consolidated financial statements for the fiscal year ended September 30, 2014:

	Fiscal 2014
		Restatement Adjustments
	As Previously Reported	Asset Sale Impact	Portfolio Review Impact	Other Impacts*	As Restated
	(in thousands, except per share amounts)
Total revenues	$988,532	$(16,714)	$(16,932)	$2,760	$957,646
Net revenues	615,097	(18,692)	(25,658)	(518)	570,229
Operating expenses	518,480	57	2,241	(5,305)	515,473
Non-operating expenses	23,917	6,527	—	(882)	29,562
Income from continuing operations before income taxes	72,700	(25,276)	(27,899)	5,669	25,194
Income tax expense	20,806			(15,550)	5,256
Income from continuing operations, net of tax	$51,894			$(31,956)	$19,938

Net loss attributable to EZCORP, Inc.	$(45,740)			$(18,959)	$(64,699)

Basic loss per share attributable to EZCORP, Inc.	$(0.84)			$(0.36)	$(1.20)

Diluted loss per share attributable to EZCORP, Inc.	$(0.84)			$(0.35)	$(1.19)

*
Amounts in this column pertaining to Income tax expense, Income from continuing operations, net of tax, Net loss attributable to EZCORP, Inc., and Diluted loss per share attributable to EZCORP, Inc. are aggregate impacts for all restatement adjustments.

The following tables summarize the impact of the restatement adjustments for each quarterly period within fiscal 2014.

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	September 30, 2014
	(Unaudited)
	(in thousands)
Income from continuing operations before income taxes (as previously reported)	$37,847	$14,035	$19,207	$1,611	$72,700
Asset sale impact	(3,221)	(3,590)	(8,661)	(9,804)	(25,276)
Portfolio review impact	(9,430)	(5,259)	(6,970)	(6,240)	(27,899)
Other impacts	(704)	889	499	4,985	5,669
Net impact of adjustments	(13,355)	(7,960)	(15,132)	(11,059)	(47,506)
Income (loss) from continuing operations before income taxes (as restated)	$24,492	$6,075	$4,075	$(9,448)	$25,194

	Fourth Quarter of Fiscal 2014			Third Quarter of Fiscal 2014
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
	(Unaudited)			(Unaudited)
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Results of Operations:
Total revenues	$242,209	$(6,584)	$235,625	$232,602	$(9,468)	$223,134
Net revenues	142,810	(9,497)	133,313	149,951	(14,363)	135,588
Operating expenses	137,813	(2,140)	135,673	127,155	(852)	126,303
Non-operating expenses	3,386	3,702	7,088	3,589	1,621	5,210
(Loss) income from continuing operations before income taxes	1,611	(11,059)	(9,448)	19,207	(15,132)	4,075
Income tax (benefit) expense	2,342	(3,167)	(825)	4,303	(3,897)	406
(Loss) income from continuing operations, net of tax	$(731)	$(7,892)	$(8,623)	$14,904	$(11,235)	$3,669
Net (loss) income attributable to EZCORP, Inc.	$(87,807)	$(5,694)	$(93,501)	$11,506	$(7,576)	$3,930
Diluted (loss) earnings per share attributable to EZCORP, Inc.	$(1.64)	$(0.11)	$(1.75)	$0.21	$(0.14)	$0.07
Balance Sheet Data:
Total current assets	$676,361	$(41,498)	$634,863	$646,227	$(16,068)	$630,159
Total assets	1,403,471	7,073	1,410,544	1,522,367	(1,834)	1,520,533
Total current liabilities	124,996	23,218	148,214	128,705	19,079	147,784
Total liabilities	492,785	62,655	555,440	507,796	48,440	556,236
Total temporary equity	35,498	(12,698)	22,800	36,645	(10,983)	25,662
EZCORP, Inc. stockholders’ equity	875,188	(42,884)	832,304	977,926	(39,291)	938,635
Cash Flow Data (year-to-date):
Net cash provided by operating activities	$89,244	$(14,543)	$74,701	$60,779	$(17,522)	$43,257
Net cash used in investing activities	(34,838)	(45,222)	(80,060)	(31,190)	(11,911)	(43,101)
Net cash provided by (used in) financing activities	(33,862)	66,377	32,515	(16,188)	36,484	20,296
Net increase in cash and cash equivalents	20,012	6,213	26,225	13,682	6,652	20,334

	Second Quarter of Fiscal 2014			First Quarter of Fiscal 2014
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
	(Unaudited)			(Unaudited)
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Results of Operations:
Total revenues	$250,682	$(5,551)	$245,131	$263,039	$(9,283)	$253,756
Net revenues	158,479	(8,558)	149,921	163,857	(12,450)	151,407
Operating expenses	130,397	(400)	129,997	123,115	385	123,500
Non-operating expenses	14,047	(198)	13,849	2,895	520	3,415
Income from continuing operations before income taxes	14,035	(7,960)	6,075	37,847	(13,355)	24,492
Income tax expense	4,203	(3,351)	852	9,958	(5,135)	4,823
Income from continuing operations, net of tax	$9,832	$(4,609)	$5,223	$27,889	$(8,220)	$19,669
Net income attributable to EZCORP, Inc.	$7,992	$(1,850)	$6,142	$22,569	$(3,839)	$18,730
Diluted earnings per share attributable to EZCORP, Inc.	$0.15	$(0.04)	$0.11	$0.42	$(0.08)	$0.34
Balance Sheet Data:
Total current assets	$537,113	$(33,914)	$503,199	$556,455	$(29,504)	$526,951
Total assets	1,352,236	(19,092)	1,333,144	1,369,129	(9,278)	1,359,851
Total current liabilities	106,680	6,492	113,172	111,777	7,922	119,699
Total liabilities	339,653	19,814	359,467	370,257	25,071	395,328
Total temporary equity	58,107	(14,390)	43,717	57,578	(11,753)	45,825
EZCORP, Inc. stockholders’ equity	954,476	(24,516)	929,960	941,294	(22,596)	918,698
Cash Flow Data (year-to-date):
Net cash provided by operating activities	$53,617	$(10,020)	$43,597	$17,454	$(3,963)	$13,491
Net cash (used in) provided by investing activities	16,086	(7,116)	8,970	(4,342)	(14,728)	(19,070)
Net cash (used in) provided by financing activities	(73,810)	24,540	(49,270)	(11,046)	20,148	9,102
Net (decrease) increase in cash and cash equivalents	(4,119)	7,347	3,228	2,169	1,420	3,589

Year Ended September 30, 2013 (Fiscal 2013)
The following table summarizes the impact of the restatement on our consolidated financial statements for the fiscal year ended September 30, 2013:

	Fiscal 2013
		Restatement Adjustments
	As Previously Reported	Asset Sale Impact	Portfolio Review Impact	Other Impacts*	As Restated
	(in thousands, except per share amounts)
Total revenues	$980,121	$—	$(7,935)	$(2,018)	$970,168
Net revenues	624,704	—	(19,762)	(2,018)	602,924
Operating expenses	474,562	—	3,231	(2,552)	475,241
Non-operating expenses	47,683	—	(1,642)	1,162	47,203
Income from continuing operations before income taxes	102,459	—	(21,351)	(628)	80,480
Income tax expense	29,582			(3,384)	26,198
Income from continuing operations, net of tax	$72,877			$(18,595)	$54,282

Net income attributable to EZCORP, Inc.	$34,077			$(11,769)	$22,308

Basic earnings per share attributable to EZCORP, Inc.	$0.64			$(0.23)	$0.41

Diluted earnings per share attributable to EZCORP, Inc.	$0.63			$(0.22)	$0.41

*
Amounts in this column pertaining to Income tax expense, Income from continuing operations, net of tax, Net income attributable to EZCORP, Inc., and Diluted earnings per share attributable to EZCORP, Inc. are aggregate impacts for all restatement adjustments.

The following tables summarize the impact of the restatement adjustments for each quarterly period within fiscal 2013.

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	September 30, 2013
	(Unaudited)
	(in thousands)
Income (loss) from continuing operations before income taxes (as previously reported)	$51,719	$55,077	$27,013	$(31,350)	$102,459
Asset sale impact	—	—	—	—	—
Portfolio review impact	(5,179)	(6,718)	(4,513)	(4,941)	(21,351)
Other impacts	(2,718)	76	103	1,911	(628)
Net impact of adjustments	(7,897)	(6,642)	(4,410)	(3,030)	(21,979)
Income (loss) from continuing operations before income taxes (as restated)	$43,822	$48,435	$22,603	$(34,380)	$80,480

	Fourth Quarter of Fiscal 2013			Third Quarter of Fiscal 2013
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
	(Unaudited)			(Unaudited)
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Results of Operations:
Total revenues	$227,980	$608	$228,588	$226,696	$(3,245)	$223,451
Net revenues	143,699	(3,147)	140,552	145,773	(4,045)	141,728
Operating expenses	124,903	363	125,266	119,355	365	119,720
Non-operating expense (income)	50,146	(480)	49,666	(595)	—	(595)
(Loss) income from continuing operations before income taxes	(31,350)	(3,030)	(34,380)	27,013	(4,410)	22,603
Income tax (benefit) expense	(12,062)	866	(11,196)	8,956	(1,594)	7,362
(Loss) income from continuing operations, net of tax	$(19,288)	$(3,896)	$(23,184)	$18,057	$(2,816)	$15,241
Net loss attributable to EZCORP, Inc.	$(24,740)	$(3,303)	$(28,043)	$(5,881)	$(1,069)	$(6,950)
Diluted loss per share attributable to EZCORP, Inc.	$(0.46)	$(0.07)	$(0.53)	$(0.11)	$(0.02)	$(0.13)
Balance Sheet Data:
Total current assets	$536,950	$(16,917)	$520,033	$498,503	$10,389	$508,892
Total assets	1,352,190	(19,222)	1,332,968	1,361,101	(15,060)	1,346,041
Total current liabilities	141,901	1,772	143,673	133,570	4,028	137,598
Total liabilities	382,271	7,517	389,788	364,764	7,442	372,206
Total temporary equity	55,393	(8,096)	47,297	56,837	(7,072)	49,765
EZCORP, Inc. stockholders’ equity	914,526	(18,643)	895,883	939,500	(15,430)	924,070
Cash Flow Data (year-to-date):
Net cash provided by operating activities	$126,473	$(6,006)	$120,467	$99,415	$(7,477)	$91,938
Net cash used in investing activities	(160,384)	5,184	(155,200)	(108,850)	6,887	(101,963)
Net cash provided by financing activities	22,213	1,436	23,649	7,669	(9,791)	(2,122)
Net decrease in cash and cash equivalents	(12,160)	1,436	(10,724)	(2,522)	(9,791)	(12,313)

	Second Quarter of Fiscal 2013			First Quarter of Fiscal 2013
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
	(Unaudited)			(Unaudited)
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Results of Operations:
Total revenues	$259,963	$(3,073)	$256,890	$265,482	$(4,243)	$261,239
Net revenues	166,143	(6,601)	159,542	169,089	(7,987)	161,102
Operating expenses	111,032	41	111,073	119,272	(90)	119,182
Non-operating expense (income)	34	—	34	(1,902)	—	(1,902)
Income from continuing operations before income taxes	55,077	(6,642)	48,435	51,719	(7,897)	43,822
Income tax expense	16,072	(307)	15,765	16,616	(2,349)	14,267
Income from continuing operations, net of tax	$39,005	$(6,335)	$32,670	$35,103	$(5,548)	$29,555
Net income attributable to EZCORP, Inc.	$33,981	$(3,753)	$30,228	$30,717	$(3,644)	$27,073
Diluted earnings per share attributable to EZCORP, Inc.	$0.63	$(0.06)	$0.57	$0.59	$(0.07)	$0.52
Balance Sheet Data:
Total current assets	$454,251	$4,896	$459,147	$501,952	$(183)	$501,769
Total assets	1,319,199	(17,691)	1,301,508	1,342,306	(12,418)	1,329,888
Total current liabilities	143,030	(225)	142,805	130,233	(1,517)	128,716
Total liabilities	311,030	3,548	314,578	380,816	2,507	383,323
Total temporary equity	52,982	(6,309)	46,673	49,323	(4,167)	45,156
EZCORP, Inc. stockholders’ equity	955,187	(14,930)	940,257	912,167	(10,758)	901,409
Cash Flow Data (year-to-date):
Net cash provided by operating activities	$94,168	$(2,672)	$91,496	$30,508	$3,691	$34,199
Net cash used in investing activities	(49,825)	3,641	(46,184)	(47,755)	(2,109)	(49,864)
Net cash (used in) provided by financing activities	(51,742)	3,425	(48,317)	15,622	3,456	19,078
Net decrease in cash and cash equivalents	(7,034)	3,425	(3,609)	(1,809)	5,198	3,389

Year Ended September 30, 2012 (Fiscal 2012)
The following table summarizes the impact of the restatement on our consolidated financial statements for the fiscal year ended September 30, 2012:

	Fiscal 2012
		Restatement Adjustments
	As Previously Reported	Asset Sale Impact	Portfolio Review Impact	Other Impacts*	As Restated
	(in thousands, except per share amounts)
Total revenues	$964,502	$—	$(921)	$(2,864)	$960,717
Net revenues	607,511	—	(8,723)	(2,864)	595,924
Operating expenses	400,263	—	(37)	54	400,280
Non-operating income	(19,837)	—	—	1,362	(18,475)
Income from continuing operations before income taxes	227,085	—	(8,686)	(4,280)	214,119
Income tax expense	71,165			(3,500)	67,665
Income from continuing operations, net of tax	$155,920			$(9,466)	$146,454

Net income attributable to EZCORP, Inc.	$143,708			$(6,863)	$136,845

Basic earnings per share attributable to EZCORP, Inc.	$2.82			$(0.13)	$2.69

Diluted earnings per share attributable to EZCORP, Inc.	$2.81			$(0.14)	$2.67

*
Amounts in this column pertaining to Income tax expense, Income from continuing operations, net of tax, Net income attributable to EZCORP, Inc., and Diluted earnings per share attributable to EZCORP, Inc. are aggregate impacts for all restatement adjustments.

The following tables summarize the impact of the restatement adjustments for each quarterly period within fiscal 2012.

	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	September 30, 2012
	(Unaudited)
	(in thousands)
Income from continuing operations before income taxes (as previously reported)	$61,054	$58,106	$43,938	$63,987	$227,085
Asset sale impact	—	—	—	—	—
Portfolio review impact	—	(3,258)	(1,993)	(3,435)	(8,686)
Other impacts	—	—	—	(4,280)	(4,280)
Net impact of adjustments	—	(3,258)	(1,993)	(7,715)	(12,966)
Income from continuing operations before income taxes (as restated)	$61,054	$54,848	$41,945	$56,272	$214,119

	Fourth Quarter of Fiscal 2012			Third Quarter of Fiscal 2012
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
	(Unaudited)			(Unaudited)
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Results of Operations:
Total revenues	$247,959	$385	$248,344	$220,670	$(2,068)	$218,602
Net revenues	157,194	(6,386)	150,808	140,282	(1,977)	138,305
Operating expenses	103,970	(33)	103,937	99,160	16	99,176
Non-operating income	(10,763)	1,362	(9,401)	(2,816)	—	(2,816)
Income from continuing operations before income taxes	63,987	(7,715)	56,272	43,938	(1,993)	41,945
Income tax expense	18,501	(2,311)	16,190	12,717	960	13,677
Income from continuing operations, net of tax	$45,486	$(5,405)	$40,081	$31,221	$(2,953)	$28,268
Net income attributable to EZCORP, Inc.	$38,572	$(4,347)	$34,225	$28,523	$(2,694)	$25,829
Diluted earnings per share attributable to EZCORP, Inc.	$0.75	$(0.08)	$0.67	$0.56	$(0.06)	$0.50
Cash Flow Data (year-to-date):
Net cash provided by operating activities	$140,917	$(1,802)	$139,115	$109,692	$(5,115)	$104,577
Net cash used in investing activities	(216,765)	2,002	(214,763)	(167,590)	4,926	(162,664)
Net cash provided by financing activities	99,266	(8,653)	90,613	84,404	(9,593)	74,811
Net increase in cash and cash equivalents	24,508	(8,653)	15,855	26,805	(9,593)	17,212

	Second Quarter of Fiscal 2012
	As Previously Reported	Restatement Adjustments	As Restated
	(Unaudited)
	(in thousands, except per share amounts)
Results of Operations:
Total revenues	$251,338	$(2,102)	$249,236
Net revenues	158,512	(3,224)	155,288
Operating expenses	101,935	34	101,969
Non-operating income	(1,529)	—	(1,529)
Income from continuing operations before income taxes	58,106	(3,258)	54,848
Income tax expense	19,862	(2,149)	17,713
Income from continuing operations, net of tax	$38,244	$(1,109)	$37,135
Net income attributable to EZCORP, Inc.	$37,261	$178	$37,439
Diluted income per share attributable to EZCORP, Inc.	$0.73	$—	$0.73
Cash Flow Data (year-to-date):
Net cash provided by operating activities	$95,094	$(472)	$94,622
Net cash used in investing activities	(74,446)	456	(73,990)
Net cash (used in) provided by financing activities	2,483	(11,006)	(8,523)
Net increase in cash and cash equivalents	22,705	(11,006)	11,699
For the restated financial statements for the fiscal years ended September 30, 2014, September 30, 2013 and September 30, 2012, see Note 2 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” For the restated unaudited financial statements for each of the fiscal quarters within those years, see Note 19 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

Nature of Accounting Errors
The Audit Committee of our Board of Directors engaged accounting advisors to investigate the potential errors in the non-performing loan portfolio and requested the Company’s external legal counsel to assist it in investigating whether the errors were the result of fraud or intentional misconduct. Based on those investigations, the Audit Committee has concluded that the errors in our previously issued financial statements are the result of unintentional accounting errors or mistakes and inadequate and ineffective internal controls, and were not the result of any deliberate attempt to misstate financial statements, misrepresent the Company’s financial condition or results of operations, or deceive or defraud investors.
Control Deficiencies and Remediation Plan
Management has identified a number of deficiencies in the design and operating effectiveness of our internal controls that, collectively, represent material weaknesses in our internal control over financial reporting as of September 30, 2014, September 30, 2013 and September 30, 2012. The deficiencies are the result of management’s failure to implement and maintain adequate operational and internal controls and processes to (1) identify complex transactions requiring specialized accounting expertise and other financial reporting requirements and (2) monitor and report the performance of the Grupo Finmart loan portfolio. We are in the process of designing and implementing an appropriate remediation plan to address the material weaknesses.
For a description of the deficiencies that led to the material weaknesses, as well as a description of our planned remediation efforts, see “Part II, Item 9A — Controls and Procedures.”
All of the financial information presented in this “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” has been revised to reflect the restatement described above. For additional information about the restatement, see Notes 2 and 19 of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data."
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
We fulfill the growing global consumer demand for immediate access to cash, financial services and affordable pre-owned merchandise. We offer a variety of instant cash solutions, including collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term and long-term consumer loans, including single- and multiple-payment unsecured loans and single- and multiple-payment auto title loans. In Texas, we do not offer loan products, but rather offer credit services to help customers obtain loans from independent third-party lenders.
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

During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores in a variety of locations. These stores were generally older, smaller stores that did not fit our future growth profile. For additional information, see Note 3 to the Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
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
We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it generally has greater inherent commodity value. At September 30, 2014, our total allowance was 10.4% of gross inventory, compared to 2.8% at September 30, 2013. The increase in valuation allowance from the prior year is reflective of periodic analyses conducted to value the inventory based on aging, profitability, sell-through rates and shrink in each classification, including jewelry and general merchandise.
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
In Mexico, Grupo Finmart offers multiple-payment consumer loans that are collected through payroll deductions. Stated interest rates approximate 72% annually.
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
For a discussion of discontinued operations and restructuring charges, see Note 3 to the Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

Critical Accounting Policies and Estimates
Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, loan loss allowances, long-lived and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe to be reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions. We believe the following critical accounting policies and estimates could have a significant impact on our results of operations. Refer to Note 1 to our consolidated financial statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for a more complete review of other accounting policies and estimates used in the preparation of our consolidated financial statements.
Consolidation
The consolidated financial statements include the accounts of EZCORP, Inc. and our controlled subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. We own 76% of the outstanding equity interests in Grupo Finmart and 59% in TUYO and, therefore, include their results in our consolidated financial statements.
To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity; otherwise, the entity is evaluated under the voting interest model. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. During fiscal 2014, Grupo Finmart completed five transfers of consumer loans to various securitization trusts. We consolidate those securitization trusts under the VIE model. See Note 25 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” The restated financial statements included in this Amended Annual Report on Form 10-K/A reflect that consolidation. See Notes 2 and 19 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
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
Consumer Loans
We provide a variety of short-term and long-term consumer loans, including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans. In Texas, we provide fee-based credit services to customers seeking loans. In Mexico, Grupo Finmart enters into agreements with employers that permit it to market consumer loans to employees. Payments are withheld by the employers through payroll deductions and remitted to Grupo Finmart. For each of our loan products we estimate the fees we expect to be uncollectible.
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
Long-term Unsecured Consumer Loan Revenue — Grupo Finmart customers obtain installment loans with a series of payments due over the stated term, which can be up to four years. We recognize consumer loan interest related to loans we originate based on the percentage of consumer loans made that we believe to be collectible, and reserve the percentage of interest we expect not to collect, over the period in which payments are expected to be received under the effective interest method.
A number of circumstances cause delays in the receipt of payments on a Grupo Finmart loan. For example:

•	It often takes 90 days or more for the employer to set up initial payroll withholding and begin remitting payments to Grupo Finmart (a process referred to as “ratification”).

•	It is not unusual to have an interruption or delay in payments for a number of reasons, such as holidays, summer vacations, illness, convenio renewals, union permits and political elections.

•
Many convenios limit the amount that can be withheld from a borrower’s paycheck, and if the borrower has multiple loans outstanding, the withheld amount is generally used to repay the loans in the order in which they were made.

•
Some larger employers act as a consolidator and remitter on behalf of other smaller employers and the payment consolidation processes, or other issues with employer systems, sometimes cause interruptions in payments.

Long-term unsecured consumer loan revenue is included in “Consumer loan fees and interest” in our consolidated statements of operations. Incremental direct costs incurred (commissions), other than certain brokerage and other costs, are capitalized and deferred ratably over the life of the loans. Amortization of these costs are included in “Operations” expense in our consolidated statements of operations.
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
Bad Debt and Allowance for Losses
Unsecured Consumer Loan Credit Service Bad Debt — We issue letters of credit to enhance the creditworthiness of our customers seeking unsecured loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to the lenders by the borrowers plus any insufficient funds fees. Although amounts paid under letters of credit may be collected later, we charge those amounts to consumer loan bad debt expense upon default. We record recoveries under the letters of credit as a reduction of bad debt expense at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery. We record the proceeds from such sales as a reduction of bad debt expense at the time of the sale. Unsecured consumer loan credit service bad debt expense is included in "Consumer loan bad debt" expense in our consolidated statements of operations.
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
Allowance for Losses on Unsecured Consumer Loan Credit Services — We provide an allowance for losses we expect to incur under letters of credit for brokered unsecured loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest, insufficient funds fees, net of the amounts we expect to collect from borrowers (collectively, “Expected LOC Losses”). Changes in the allowance are charged to consumer loan bad debt expense in our consolidated statements of operations. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” in our consolidated balance sheets. Based on the expected loss and collection percentages, we also provide an allowance for the unsecured loan credit service fees we expect not to collect, and charge changes in this allowance to consumer loan fee revenue, which is included in "Consumer loan fees and interest" in our consolidated statements of operations.
Unsecured Consumer Loan Bad Debt — In general, we consider a single-payment loan defaulted if it has not been repaid or renewed by the maturity date. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to consumer loan bad debt expense upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of consumer loan bad debt expense when collected. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery and record the proceeds from such sales as a reduction of bad debt expense at the time of sale. Unsecured consumer loan bad debt expense is included in "Consumer loan bad debt" expense in our consolidated statements of operations.
Consumer loans made by EZCORP Online are considered delinquent if they are not repaid or renewed by the maturity date. We do not accrue additional revenues on delinquent loans. All outstanding principal balances and related fee receivables greater than 60 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt expense and reverse accrued unsecured consumer loan fee revenue.
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
Long-Term Unsecured Consumer Loan Bad Debt — Loans to Grupo Finmart customers whose employment is continuing are referred to as “in-payroll” loans, while loans to Grupo Finmart customers whose employment is discontinued are referred to as “out-of-payroll” loans. A customer is generally considered to have discontinued their employment if they are no longer employed by the employer that is responsible for the payroll withholding. We establish reserves for Grupo Finmart loans as follows:

•	We reserve 100% of non-performing loans, which for this purpose we consider to be:

◦	Out-of-payroll loans for which Grupo Finmart is not receiving payments; and

◦	In-payroll loans for which Group Finmart has not received any payments for 180 consecutive days.

•	We also establish additional loan principal and accrued interest reserves for performing loans based on historical experience.
When we reserve 100% of a Grupo Finmart loan, we charge the loan principal to consumer loan bad debt expense, reduce interest revenue by the amount of unpaid interest theretofore accrued on the loan and cease accruing interest revenue. Future collections are recorded as a reduction of consumer loan bad debt expense (in the case of written-off principal) and an increase in consumer loan fee revenue (in the case of written-off accrued interest) after principal has been recovered. Long-term unsecured consumer loan bad debt expense is included in "Consumer loan bad debt" expense in our consolidated statements of operations.
Long-Term Unsecured Consumer Loan Allowance for Losses — Grupo Finmart provides an allowance for losses on performing, in-payroll loans and related interest receivable based on historical loan collection experience. Changes in the principal valuation allowance are charged to "Consumer loan bad debt" and changes in the interest receivable valuation allowance are charged to "Consumer loan fees and interest" in our consolidated statements of operations.
Auto Title Loan Credit Services Bad Debt and Allowance for Losses — We issue letters of credit to enhance the creditworthiness of our customers seeking auto title loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, all amounts owed to the lenders by the borrowers, including loan principal, accrued interest and insufficient funds fees. Through a charge to auto title loan bad debt expense, we provide an allowance for losses we expect to incur under letters of credit for brokered auto title loans, and record actual charge-offs against this allowance. The allowance includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest, net of the amounts we expect to collect from borrowers or through the sale of repossessed vehicles. We include the allowance for expected losses in “Accounts payable and other accrued expenses” in our consolidated balance sheets.
Auto Title Loan Bad Debt and Allowance for Losses — Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans and related fees receivable. We charge any increases in the principal valuation allowance to consumer loan bad debt expense and charge uncollectable loans against this allowance. We record changes in the fee receivable valuation allowance to "Consumer loan fees and interest" in our consolidated statements of operations.
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
We completed our annual assessment of goodwill and indefinite lived intangible assets as of September 30, 2014 and determined that no material impairment existed at that date other than that due to discontinued operations and described below. In conjunction with discontinued operations, we recognized impairment of goodwill and other intangible assets for the U.S. & Canada and Other International reporting units at September 30, 2014. For additional information, see Notes 3 and 8 to the Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
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
Recently Issued Accounting Pronouncements
See Note 1 to our consolidated financial statements included in “Part II, Item 8 — Financial Statements and Supplementary Data” for a discussion of recent accounting pronouncements.

Results of Operations
Fiscal 2014 Compared to Fiscal 2013 (as restated)
The following discussion compares our results of operations for the year ended September 30, 2014 to the year ended September 30, 2013. It should be read with the accompanying consolidated financial statements and related notes.

In fiscal 2014, consolidated total revenues decreased 1%, or $12.5 million, to $957.6 million, compared to the prior year. Income from continuing operations before taxes decreased 69% to $25.2 million from $80.5 million in the prior year. Loss from discontinued operations, net of tax, increased $58.8 million to $92.0 million. Excluding goodwill and termination costs, loss from discontinued operations before taxes decreased $5.1 million to $12.6 million. Net loss attributable to noncontrolling interest increased $6.1 million. Net income attributable to EZCORP decreased $87.0 million, resulting in a loss of $64.7 million in fiscal 2014.
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
The following table presents summary consolidated financial data for fiscal 2014 and 2013:

	Fiscal Year Ended September 30,		Percentage Change
	2014	2013
	As Restated
	(in thousands)
Revenues:
Merchandise sales	$388,022	$368,085	5%
Jewelry scrapping sales	96,243	131,702	(27)%
Pawn service charges	248,378	251,354	(1)%
Consumer loan fees and interest	220,141	211,625	4%
Other revenues	4,862	7,402	(34)%
Total revenues	957,646	970,168	(1)%
Merchandise cost of goods sold	248,637	218,617	14%
Jewelry scrapping cost of goods sold	72,836	96,133	(24)%
Consumer loan bad debt	65,944	52,494	26%
Net revenues	570,229	602,924	(5)%
Income from continuing operations, net of tax	19,938	54,282	(63)%
Loss from discontinued operations, net of tax	(92,024)	(33,272)	177%
Net (loss) income	(72,086)	21,010	(443)%
Net loss from continuing operations attributable to redeemable noncontrolling interest	(7,387)	(1,222)	505%
Net loss from discontinued operations attributable to redeemable noncontrolling interest	—	(76)	(100)%
Net (loss) income attributable to EZCORP, Inc.	$(64,699)	$22,308	(390)%

Net earning assets:
Pawn loans	$162,444	$156,637	4%
Consumer loans, net	63,995	56,880	13%
Inventory, net	138,175	145,200	(5)%
Non-current consumer loans, net	85,004	65,488	30%
Consumer loans outstanding with unaffiliated lenders (1)	22,553	29,171	(23)%
Total net earning assets	$472,171	$453,376	4%

(1)	CSO loans are not recorded in our consolidated balance sheets.
In fiscal 2014, net income from continuing operations attributable to EZCORP was $27.3 million compared to $55.5 million during prior year. This $28.2 million decrease is primarily due to a $32.7 million decrease in net revenues mostly due to a decrease in merchandise and jewelry scrapping sales gross profit and an increase in consumer loan bad debt, and a $40.2 million increase in operating expenses, partially offset by a $17.6 million decrease in non-operating expenses and a $20.9 million decrease in income tax expense.
Total revenues for fiscal 2014 were $957.6 million compared to $970.2 million in the prior year. Excluding jewelry scrapping sales, total revenues increased $22.9 million, or 3%, driven by increased merchandise sales and consumer loan fee growth in the United States and Latin America.
Total operating expenses increased by $40.2 million, or 8% from the prior year. This increase is due to:

•
A $26.9 million increase in operations expense primarily due to a $14.3 million increase in labor, benefits and bonuses driven by commissions on new loan originations at Grupo Finmart, a $3.9 million increase in rent due primarily to operating costs at new and acquired stores opened during fiscal 2013 and 2014 and a $4.3 million increase in other and professional fees, and a $1.5 million increase in general taxes;

•
A $9.8 million increase in administrative expense primarily due to discretionary bonuses awarded in November 2013, the one-time retirement benefit for our long-time Executive Chairman of $8.0 million, and the one-time charges relating to reorganization and outsourcing of our internal audit department to a global advisory services firm;

•	A $3.9 million increase in depreciation and amortization expenses due to assets placed in service as we continue to invest in the infrastructure to support our growth; and

•	A $6.7 million one-time restructuring charge; partially offset by

•	A $7.0 million increase in gain on sale or disposal of assets, primarily due to the sale of seven U.S. pawn stores.
Total non-operating expenses decreased by $17.6 million, or 37% from the prior year. This decrease is primarily due to:

•
Significantly less impairment of investment charges during the current fiscal year. During the current fiscal year, we adjusted our remaining investment in Albemarle & Bond down to zero, resulting in a $7.9 million write-off before tax, compared to a $43.2 million write-off in the prior fiscal year; partially offset by

•
A $11.9 million increase in interest expense, net primarily due to a higher weighted average debt outstanding as compared to the prior year, in addition to interest expense attributable to VIEs consolidated in fiscal 2014; and

•
A $7.3 million decrease in our equity in the net income of unconsolidated affiliates primarily due to a profit decline at Cash Converters International attributable to an interest rate cap commencing in Australia on July 1, 2013, which impacted both margins and volumes. The decrease in Cash Converters International financial service operations was partially offset by increases in profitability of store and franchise operations. Income from unconsolidated affiliates was also impacted due to Albemarle & Bond no longer reporting any earnings.

Net earning assets, including our CSO loans, were $472.2 million at year-end, an overall increase of 4% from the prior year. This was primarily a result of a 13% and 30% increase in net consumer loans and net non-current consumer loans, respectively.

U.S. & Canada
The following table presents selected financial data from continuing operations for the U.S. & Canada segment:

	Fiscal Year Ended September 30,
	2014	2013
	As Restated
	(dollars in thousands)
Revenues:
Merchandise sales	$327,720	$310,521
Jewelry scrapping sales	89,941	123,162
Pawn service charges	217,891	221,775
Consumer loan fees and interest	166,764	169,098
Other revenues	2,701	2,887
Total revenues	805,017	827,443
Merchandise cost of goods sold	206,593	183,147
Jewelry scrapping cost of goods sold	67,029	88,637
Consumer loan bad debt	46,339	40,780
Net revenues	485,056	514,879
Segment expenses (income):
Operations	335,445	326,216
Depreciation	17,265	15,814
Amortization	399	393
(Gain) loss on sale or disposal of assets	(6,620)	209
Interest (income) expense, net	(16)	16
Other income	(5)	(3)
Segment contribution	$138,588	$172,234
Other data:
Gross margin on merchandise sales	37%	41%
Gross margin on jewelry scrapping sales	25%	28%
Gross margin on total sales	34%	37%
Net earning assets - continuing operations	$306,872	$315,086
Average pawn loan balance per pawn store at period end	$295	$285
Average yield on pawn loan portfolio (a)	161%	161%
Pawn loan redemption rate	83%	83%
Consumer loan bad debt as a percentage of consumer loan fees	28%	24%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The U.S. & Canada segment total revenues decreased $22.4 million, or 3%, from the prior year to $805.0 million. The overall decrease in total revenues was primarily due to a $33.2 million decrease in jewelry scrapping sales. Excluding jewelry scrapping sales, total revenues increased $10.8 million, or 2%. The increase consisted of a $17.2 million increase in merchandise sales, offset by a $3.9 million decrease in pawn service charges and a $2.5 million decrease in consumer loan fees and interest and other revenues. In fiscal 2014, we opened 25 de novo locations bringing our total number of stores in the U.S. & Canada segment to 1,044.
Fiscal 2014 pawn service charge revenue decreased $3.9 million, or 2%, from the prior year to $217.9 million. The overall decrease in pawn service charge revenue was primarily due to an average pawn loan balance decrease of 2% from the prior year, while the average yield remained flat at 161%.
Fiscal 2014 merchandise sales increased $17.2 million, or 6%, primarily due to an increase in jewelry sales. The increase in jewelry sales was due to a shift in strategy to retailing jewelry rather than scrapping it. Merchandise sales gross profit decreased

$6.2 million, or 5%, from the prior year to $121.1 million. The decrease in gross profit was primarily due to an increase in cost of goods sold as a result of an increase in online sales fees and an increase in our inventory reserve due to declining gold prices. Inventory turned 2.3 times as compared to 2.6 times for the prior fiscal year.
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
Fiscal 2014 consumer loan fees and interest decreased $2.3 million, or 1%, from the prior year to $166.8 million, despite a 5% increase in the average consumer loans outstanding during the period to $46.3 million. Total consumer loan bad debt increased $5.6 million, or 14%, from the prior year to $46.3 million. The overall decrease in consumer loan fees was primarily due to the introduction of lower-yielding products in Texas ordinance cities and higher duration products attributable to new customers acquired which generated higher-than-anticipated bad debt. Total U.S. & Canada segment expenses increased to $346.5 million (43% of revenues) in fiscal 2014 from $342.6 million (41% of revenues) in the prior year. Operations expense increased $9.2 million, or 3%, primarily due to a $6.5 million increase in labor and benefits, and a $3.2 million increase in rent, partially offset by a slight decrease in other operating expenses. Depreciation and amortization increased $1.5 million, or 9%, from the prior year to $17.7 million, primarily due to assets placed in service at new stores. Gain on sale of disposal of assets was $6.6 million in fiscal 2014, an increase of $6.8 million from the prior year due primarily to the gain realized on sale of seven U.S. pawn stores (three in Louisiana, two in Mississippi, one in Alabama and one in Florida).
In fiscal 2014, the U.S. & Canada segment delivered a contribution of $138.6 million, a $33.6 million, or 20%, decrease compared to the prior year. For fiscal 2014, the U.S. & Canada segment contribution represented 113% of consolidated segment contribution compared to 91% in the prior year, excluding impairment expense in the Other International segment.

Latin America
The following table presents selected financial data from continuing operations for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Fiscal Year Ended September 30,
	2014	2013
	As Restated
	(dollars in thousands)
Revenues:
Merchandise sales	$60,302	$57,564
Jewelry scrapping sales	6,302	8,540
Pawn service charges	30,487	29,579
Consumer loan fees and interest	53,377	42,527
Other revenues	2,161	2,976
Total revenues	152,629	141,186
Merchandise cost of goods sold	42,044	35,470
Jewelry scrapping cost of goods sold	5,807	7,496
Consumer loan bad debt	19,605	11,714
Net revenues	85,173	86,506
Segment expenses (income):
Operations	81,621	62,889
Depreciation	5,873	5,222
Amortization	2,004	1,711
Loss on sale or disposal of assets	27	17
Interest expense, net	19,501	11,279
Other income	(5)	(218)
Segment (loss) contribution	$(23,848)	$5,606
Other data:
Gross margin on merchandise sales	30%	38%
Gross margin on jewelry scrapping sales	8%	12%
Gross margin on total sales	28%	35%
Net earning assets - continuing operations	$164,750	$123,284
Average pawn loan balance per pawn store at period end	$71	$57
Average yield on pawn loan portfolio (a)	197%	191%
Pawn loan redemption rate	77%	75%
Consumer loan bad debt expense as a percentage of consumer loan fees and interest	37%	28%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The average exchange rate used to translate Latin America's results from Mexican pesos to U.S. dollars was 13.1 to 1, which was 3% higher than the prior year's rate of 12.7 to 1. In fiscal 2014, we opened six de novo locations bringing our total number of stores in the Latin America segment to 314, operating under the brands Crediamigo, Adex, Empeño Fácil and TUYO.
The Latin America segment's total revenues increased $11.4 million, or 8%, in fiscal 2014 to $152.6 million. The overall increase in total revenues was due to a $10.9 million increase in consumer loan fees and interest, a $2.7 million increase in merchandise sales and a $0.9 million increase in pawn service charges, partially offset by a $2.2 million decrease in jewelry scrapping sales and a $0.8 million decrease in other revenues.
The Latin America segment's pawn service charge revenues increased $0.9 million, or 3%, in fiscal 2014 to $30.5 million. The total increase was primarily due to a slight increase in the average outstanding pawn loan balance during the period, in addition to a 6.0 percentage point increase in the average pawn yield.

Merchandise sales gross profit decreased $3.8 million, or 17%, from the prior year to $18.3 million. Gross margins decreased 8% percentage points to 30% primarily due to an increase in merchandise cost of goods sold. The increase in merchandise cost of goods sold is due to inventory write-downs in order to move aged inventory in addition to an increase in our inventory reserve as a result of increases in aged merchandise. Inventory turned 2.3 times as compared to 2.5 times for the prior fiscal year.
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
Consumer loan fees and interest increased $10.9 million, or 26%, from the prior year to $53.4 million. The increase is primarily due to a 30% increase in loan originations as a result of higher penetration on existing contracts and the addition of new contracts in fiscal 2014, as well as the effects of the restatement described in Note 2 of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data."
Total consumer loan bad debt increased $7.9 million, from the prior year to $19.6 million. The increase is primarily due to an increase in bad debt reserves after a government agency offered early retirement to its workers, which increased the number of loans outside of the automatic payroll deduction system, as well as the effects of the restatement described in Note 2 of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data."
Total Latin America segment expenses increased to $109.0 million (71% of revenues) in fiscal 2014 from $80.9 million (57% of revenues) in the prior year. The increase was primarily due to a $18.7 million, or 30%, increase in operations expenses due to:

•	An overall increase in commissions of $10.1 million related to new loan originations at Grupo Finmart;

•	A $3.2 million increase in professional fees, including legal, accounting and consulting services, to support our Latin America operations; and

•	A $1.0 million, $0.7 million and $0.9 million increase in advertising, rent and general taxes, respectively.
Depreciation and amortization increased $0.9 million from the prior year to $7.9 million, primarily due to depreciation of assets placed in service at new stores.
The $8.2 million increase in net interest expense was due to a higher weighted average debt outstanding as compared to the prior year and the inclusion of $4.3 million in interest expense on consolidated VIE debt in fiscal 2014, partially offset by a decrease in the weighted average rate on Grupo Finmart's third party debt (excluding the consolidated VIEs) to 9% from 11% in the prior year. At September 30, 2014, Grupo Finmart had outstanding third party debt of $144.4 million, excluding consolidated VIE debt, and $61.1 million of consolidated VIE debt, for a toal debt outstanding of $205.5 million.
In fiscal 2014, the Latin America segment contribution decreased $29.5 million from the prior year due to a $1.3 million decrease in net revenues and a $28.1 million increase in segment expenses.

Other International
The following table presents selected financial data from continuing operations for the Other International segment:

	Fiscal Year Ended September 30,
	2014	2013
	As Restated
	(dollars in thousands)
Revenues:
Other revenues	$—	$1,539
Total revenues	—	1,539
Segment expenses (income):
Operations	—	1,095
Equity in net income of unconsolidated affiliates	(5,948)	(13,240)
Impairment of investments	7,940	43,198
Other expense	115	1,553
Segment loss	$(2,107)	$(31,067)
Our equity in the net income of unconsolidated affiliates decreased $7.3 million, or 55%, from the prior year to $5.9 million. The decrease was due to a $3.9 million decrease from Cash Converters International and a $3.4 million decrease due to Albemarle & Bond no longer reporting any earnings. The decrease in Cash Converters International was due to an interest rate cap commencing in Australia on July 1, 2013, which impacted both margins and volumes, as well as an immaterial adjustment of $1.4 million pertaining to the correction of timing of our recognition of income from Cash Converters International. The decrease in Cash Converters International’s financial services operations was partially offset by increases in profitability of store and franchise operations.
In fiscal 2013, we recorded a $43.2 million impairment of investments. This amount was primarily comprised of a $42.5 million impairment of Albemarle & Bond.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net (loss) income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,
	2014	2013
	As Restated
	(dollars in thousands)
Segment contribution	$112,633	$146,773
Corporate expenses:
Administrative	62,096	52,339
Depreciation	6,663	6,822
Amortization	3,072	1,381
Loss on sale or disposal of assets	964	1,133
Interest expense, net	7,605	3,873
Restructuring	6,664	—
Other expense	375	745
Income from continuing operations before income taxes	25,194	80,480
Income tax expense	5,256	26,198
Income from continuing operations, net of tax	19,938	54,282
Loss from discontinued operations, net of tax	(92,024)	(33,272)
Net (loss) income	(72,086)	21,010
Net loss from continuing operations attributable to redeemable noncontrolling interest	(7,387)	(1,222)
Net loss from discontinued operations attributable to redeemable noncontrolling interest	—	(76)
Net (loss) income attributable to EZCORP, Inc.	$(64,699)	$22,308
Total corporate expenses increased $21.1 million to $87.4 million. The increase was due primarily to a $9.8 million increase in administrative expenses, a $1.5 million increase in depreciation and amortization, a $3.7 million increase in interest expense and a $6.7 million restructuring charge.
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
In fiscal 2014, we announced a restructuring plan aimed to align our organization with our core business objective, which is to provide efficient, effective and economical instant cash solutions for our customers. During the year we reduced the non-customer-facing overhead structure in all of our businesses in order to streamline operations and create synergies and efficiencies. Due to the reorganization plan, we incurred $6.7 million in restructuring charges.
Consolidated income from continuing operations before income taxes decreased $55.3 million, or 69%, to $25.2 million. The overall decrease was due to decreases in contribution of $33.6 million and $29.5 million from the U.S. & Canada and Latin America segments, respectively, and a $21.1 million increase in corporate expenses, partially offset by a $29.0 million decrease in segment loss from the Other International segment.
In fiscal 2014, income tax expense decreased $20.9 million, or 80%, to $5.3 million, primarily due to the decrease in income from continuing operations before income taxes. The fiscal 2014 effective tax rate decreased to 21% from 33% in fiscal 2013.

In fiscal 2014, we announced our exit from the online lending markets in the U.S. and the U.K. As a result, we incurred $103.1 million in termination costs from our discontinued operations. This amount includes $84.2 million in goodwill impairment charges, $11.8 million in long-lived assets impairments, $7.6 million of estimated costs related to regulatory compliance, employee severance and accelerated amortization of prepaid expenses and other assets, $2.9 million in asset write-downs to liquidation value and $1.5 million in lease termination costs, partially offset by a $4.8 million reversal of contingent consideration payable. Additionally, in fiscal 2014, operational losses from discontinued operations before taxes decreased $5.1 million, or 29%, to $12.6 million and the income tax benefit due to discontinued operations increased $13.1 million to $19.8 million. As a result loss from discontinued operations increased $58.8 million to $92.0 million.
During fiscal 2014 net income attributable to EZCORP, Inc. decreased $87.0 million, resulting in a loss of $64.7 million.
Fiscal 2013 Compared to Fiscal 2012 (as restated)
The following discussion compares our results of operations for the year ended September 30, 2013 to the year ended September 30, 2012. It should be read with the accompanying consolidated financial statements and related notes.
The following table presents summary consolidated financial data for our fiscal 2013 and 2012:

	Fiscal Year Ended September 30,		Percentage Change
	2013	2012
	As Restated
	(in thousands)
Revenues:
Merchandise sales	$368,085	$333,064	11%
Jewelry scrapping sales	131,702	202,481	(35)%
Pawn service charges	251,354	233,538	8%
Consumer loan fees and interest	211,625	187,748	13%
Other revenues	7,402	3,886	90%
Total revenues	970,168	960,717	1%
Merchandise cost of goods sold	218,617	190,637	15%
Jewelry scrapping cost of goods sold	96,133	130,715	(26)%
Consumer loan bad debt	52,494	43,441	21%
Net revenues	602,924	595,924	1%
Income from continuing operations, net of tax	54,282	146,454	(63)%
Loss from discontinued operations, net of tax	(33,272)	(5,343)	523%
Net income	21,010	141,111	(85)%
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	(1,222)	4,119	(130)%
Net (loss) income from discontinued operations attributable to redeemable noncontrolling interest	(76)	147	(152)%
Net income attributable to EZCORP, Inc.	$22,308	$136,845	(84)%

Net earning assets:
Pawn loans	$156,637	$157,648	(1)%
Consumer loans, net	56,880	45,036	26%
Inventory, net	145,200	109,214	33%
Non-current consumer loans, net	65,488	46,704	40%
Consumer loans outstanding with unaffiliated lenders (1)	29,171	25,484	14%
Total net earning assets	$453,376	$384,086	18%

(1)	CSO loans are not recorded in our consolidated balance sheets.
In fiscal 2013, net income from continuing operations attributable to EZCORP was $55.5 million compared to $142.3 million during fiscal 2012. This $86.8 million decrease is attributable to a $36.2 million decrease in jewelry scrapping profit, a $9.1 million increase in consumer loan bad debt, a $75.0 million increase in total operating expenses, a $16.7 million increase in net interest expense, a $2.8 million decrease in equity in net income of unconsolidated affiliates a $43.2 million impairment of investments and a $3.0 million decrease in other income, partially offset by a $23.9 million increase in consumer loan fees and interest, a $17.8 million increase in pawn service charges, a $3.5 million increase in other revenues, a $7.0 million increase in merchandise sales profit, a $41.5 million decrease in income tax expense and a $5.3 million decrease in net income from continuing operations attributable to redeemable noncontrolling interest.
Total fiscal 2013 revenues were $970.2 million compared to $960.7 million in fiscal 2012. Excluding jewelry scrapping sales, total revenues increased $80.2 million, or 11%, driven by consumer loan fees and interest by Grupo Finmart and increases in merchandise sales and pawn service charges in the United States and Mexico.
Total operating expenses increased by $75.0 million, or 19%. This increase is mainly attributable to:

•
A $61.4 million, or 19%, increase in operations expense primarily due to a $27.0 million increase in labor and benefits driven by the increase in store count and commissions on new loan originations at Grupo Finmart, and a $34.4 million increase in other operating expenses driven by the increase in store count and a full year inclusion of Grupo Finmart in fiscal 2013 compared to eight months in fiscal 2012.

•
A $4.5 million, or 9%, increase in administrative expenses including increases in labor, benefits and professional fees associated with supporting accelerated growth of the de novo and international operations.

•	A $7.5 million, or 32%, increase in depreciation and amortization due associated with assets placed in service at new and acquired stores.
Net earning assets, including our CSO loans, were $453.4 million at year-end, an overall increase of 18%. This was primarily a result of an increase in consumer loans at Grupo Finmart and a 33% increase in inventory.

U.S. & Canada
The following table presents selected financial data from continuing operations for the U.S. & Canada segment:

	Fiscal Year Ended September 30,
	2013	2012
	As Restated
	(dollars in thousands)
Revenues:
Merchandise sales	$310,521	$291,497
Jewelry scrapping sales	123,162	191,905
Pawn service charges	221,775	210,601
Consumer loan fees and interest	169,098	161,768
Other revenues	2,887	2,594
Total revenues	827,443	858,365
Merchandise cost of goods sold	183,147	168,133
Jewelry scrapping cost of goods sold	88,637	122,604
Consumer loan bad debt	40,780	35,330
Net revenues	514,879	532,298
Segment expenses (income):
Operations	326,216	291,527
Depreciation	15,814	13,075
Amortization	393	567
Loss (gain) on sale or disposal of assets	209	(260)
Interest expense (income), net	16	(3)
Other income	(3)	(647)
Segment contribution	$172,234	$228,039
Other data:
Gross margin on merchandise sales	41%	42%
Gross margin on jewelry scrapping sales	28%	36%
Gross margin on total sales	37%	40%
Average pawn loan balance per pawn store at period end	$285	$295
Average yield on pawn loan portfolio (a)	161%	160%
Pawn loan redemption rate	83%	82%
Consumer loan bad debt as a percentage of consumer loan fees	24%	22%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The U.S. & Canada segment total revenues decreased $30.9 million, or 4%, from the prior year to $827.4 million. The overall decrease in total revenues was primarily due to a $68.7 million decrease in jewelry scrapping sales. Excluding jewelry scrapping sales, total revenues increased $37.8 million, or 6%. The increase consisted of a $19.0 million increase in merchandise sales, an $11.2 million increase in pawn service charges and a $7.6 million increase in loan fees and other revenues. In fiscal 2013, we acquired 12 pawn stores in the U.S. for $23.1 million and began operations in the state of Arizona. In fiscal 2013, we opened 84 de novo locations bringing our total number of stores in the U.S. & Canada segment to 1,030.
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
Total segment expenses increased to $342.6 million (41% of revenues) in fiscal 2013 from $304.3 million (35% of revenues) in the prior year. Operations expense increased 12%, or $34.7 million, due to a $13.6 million increase in labor and benefits and a $21.1 million increase in operating costs at new and acquired stores and additional investments made in infrastructure to support our growth. Depreciation and amortization increased 19%, or $2.6 million, from fiscal 2012 to $16.2 million, mainly due to assets placed in service at new and acquired stores.
In fiscal 2013, the U.S. & Canada segment delivered contribution of $172.2 million, a $55.8 million, or 24% decrease compared to fiscal 2012. For fiscal 2013, the U.S. & Canada segment contribution represented 91% of consolidated segment contribution compared to 84% in the prior year, excluding impairment expense in the Other International segment. The U.S & Canada segment has experienced significant challenges related to jewelry merchandise sales and gold scrap sales; however, other elements of the business have continued to show strength, offsetting to a large extent the challenges in the gold and jewelry market.

Latin America
The following table presents selected financial data from continuing operations for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Fiscal Year Ended September 30,
	2013	2012
	As Restated
	(dollars in thousands)
Revenues:
Merchandise sales	$57,564	$41,567
Jewelry scrapping sales	8,540	10,576
Pawn service charges	29,579	22,937
Consumer loan fees and interest	42,527	25,980
Other revenues	2,976	1,292
Total revenues	141,186	102,352
Merchandise cost of goods sold	35,470	22,504
Jewelry scrapping cost of goods sold	7,496	8,111
Consumer loan bad debt	11,714	8,111
Net revenues	86,506	63,626
Segment expenses (income):
Operations	62,889	37,322
Depreciation	5,222	3,319
Amortization	1,711	1,370
Loss on sale or disposal of assets	17	12
Interest expense (income), net	11,279	(4,507)
Other income	(218)	(5)
Segment contribution	$5,606	$26,115
Other data:
Gross margin on merchandise sales	38%	46%
Gross margin on jewelry scrapping sales	12%	23%
Gross margin on total sales	35%	41%
Average pawn loan balance per pawn store at period end	$57	$81
Average yield on pawn loan portfolio (a)	191%	198%
Pawn loan redemption rate	75%	76%
Consumer loan bad debt as a percentage of consumer loan fees	28%	31%

(a)	Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
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
The Latin America segment's total revenues increased $38.8 million, or 38%, in fiscal 2013 to $141.2 million. The overall increase in total revenues was primarily due to the $16.5 million increase in Grupo Finmart consumer loan fees, a $16.0 million increase in merchandise sales, a $6.6 million increase in pawn service charges and a $1.7 million increase in other revenues, partially offset by a $2.0 million decrease in jewelry scrapping sales.
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
Merchandise sales gross profit increased $3.0 million, or 16%, from fiscal 2012 to $22.1 million. The increase was due to an overall increase in same store and new and acquired stores sales partially offset by a 7.5 percentage point decrease in gross margins to 38%. The decrease in margins was due to a decrease in jewelry sales.
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
Consumer loan fees and interest increased $16.5 million, or 64%, to $42.5 million. The increase is due to a full year inclusion of Grupo Finmart as opposed to eight months in fiscal 2012, coupled with a 46% increase in the average loan balance during the period. The increase in the loan balance is due higher penetration on existing contracts and the addition of new contracts in fiscal 2013, as well as the effects of the restatement described in Note 2 of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data."
Total segment expenses increased to $80.9 million (57% of revenues) in fiscal 2013 from $37.5 million (37% of revenues) in the prior year. The increase was due to a 69%, or $25.6 million, increase in operations expenses due to higher operating costs resulting from the addition of 66 Empeño Fácil stores since the prior period, the acquisition of TUYO and the full year inclusion of Grupo Finmart's administrative expenses. Depreciation and amortization increased $2.2 million from the prior year to $6.9 million, mainly due to depreciation of assets placed in service at new stores and amortization of acquisition related intangible assets. The $15.8 million increase in interest expense was due to a prior year $4.5 million reduction to interest expense due to the accelerated amortization of debt premium associated with Grupo Finmart's refinanced debt. The weighted average rate on Grupo Finmart's third party debt remained flat at 11% on outstanding debt of $105.5 million at September 30, 2013.
In fiscal 2012, the impact of the amortization of consumer loan discount and long-term debt premium totaled $9.3 million, of which $5.6 million was attributable to EZCORP, Inc. with the majority of this amount due to a $15.1 million accelerated amortization of debt premium associated with the refinanced debt at Grupo Finmart.

In fiscal 2013, the $22.9 million greater net revenues were offset by the $43.4 million in segment expenses, resulting in a $20.5 million decrease in contribution for the Latin America segment. Excluding the $9.3 million benefit due to the amortization of consumer loan discount and long-term debt premium in fiscal 2012, segment contribution decreased $11.2 million, or 67%. For fiscal 2013, Latin America's segment contribution represents 4% of consolidated segment contribution compared to 10% in fiscal 2012.

Other International
The following table presents selected financial data from continuing operations for the Other International segment:

	Fiscal Year Ended September 30,
	2013	2012
	As Restated
	(dollars in thousands)
Revenues:
Other revenues	$1,539	$—
Total revenues	1,539	—

Segment expenses (income):
Operations	1,095	—
Equity in net income of unconsolidated affiliates	(13,240)	(16,038)
Impairment of investments	43,198	—
Other expense (income)	1,553	(236)
Segment (loss) contribution	$(31,067)	$16,274
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
Our equity in the net income of unconsolidated affiliates decreased $2.8 million, or 17%, from the prior year to $13.2 million. The decrease is due primarily to a significant decrease in Albemarle & Bond's results.
In fiscal 2013, we recorded a $43.2 million impairment of investments. This amount was primarily comprised of a $42.5 million impairment of Albemarle & Bond.
In fiscal 2013, segment contribution from the Other International segment was a $31.1 million loss, a $47.3 million decrease from fiscal 2012.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,
	2013	2012
	As Restated
	(dollars in thousands)
Segment contribution	$146,773	$270,428
Corporate expenses (income):
Administrative	52,339	47,873
Depreciation	6,822	5,457
Amortization	1,381	19
Loss (gain) on sale or disposal of assets	1,133	(1)
Interest expense, net	3,873	2,961
Other income	745	—
Income from continuing operations before income taxes	80,480	214,119
Income tax expense	26,198	67,665
Income from continuing operations, net of tax	54,282	146,454
Loss from discontinued operations, net of tax	(33,272)	(5,343)
Net income	21,010	141,111
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	(1,222)	4,119
Net (loss) income from discontinued operations attributable to redeemable noncontrolling interest	(76)	147
Net income attributable to EZCORP, Inc.	$22,308	$136,845
Total corporate items increased $10.0 million to $66.3 million. The increase was due to a $4.5 million increase in administrative expenses, a $2.7 million increase in depreciation and amortization and a $0.9 million increase in interest expense. The increase in administrative expenses, depreciation and amortization was primarily associated with supporting accelerated growth of the de novo and international operations. In fiscal 2013, interest expense increased 31% due to greater utilization of our revolver and depreciation expense increased 25% due to assets placed in service as we continue to invest in the infrastructure to support our growth.
Consolidated income from continuing operations before income taxes decreased $133.6 million, or 62%, to $80.5 million due to a $55.8 million, $20.5 million and $47.3 million decreases in contribution from the U.S. & Canada, Latin America and Other International segments, respectively and a $10.0 million increase in corporate expenses.
In fiscal 2013, income tax expense decreased $41.5 million, or 61%, to $26.2 million. The fiscal 2013 effective tax rate was 33%, compared to 32% in the prior year, primarily due to restructuring of our legal entities in addition to an increase in the amount of permanently reinvested foreign earnings.
In fiscal 2013, we implemented a plan to close 107 legacy stores in a variety of locations. As a result, we incurred $22.2 million in termination charges recorded as part of loss from discontinued operations. Excluding these one-time charges, pre-tax operational losses from discontinued operations increased $12.3 million. Additionally, the income tax benefit from discontinued operations increased $6.5 million, resulting in a $27.9 million increase in loss from discontinued operations, net of tax.
In fiscal 2013, net income attributable to redeemable noncontrolling interest decreased $5.6 million. The net result of this and the other above described items was a $114.5 million, or 84%, decrease in net income attributable to EZCORP, Inc. to $22.3 million.
Liquidity and Capital Resources
In fiscal 2014, our $74.7 million cash flow from operations consisted of (i) net income plus several non-cash items aggregating to $124.7 million, and $5.1 million in cash dividends from our unconsolidated affiliates, net of (ii) $55.1 million of normal, recurring changes in operating assets and liabilities.

In the prior year, our $120.5 million of cash flow from operations consisted of (i) net income plus several non-cash items, aggregating to $133.3 million, and $10.6 million in cash dividends from our unconsolidated affiliates, net of (ii) $23.5 million of normal, recurring changes in operating assets and liabilities. The primary differences in cash flow from operations between fiscal 2014 and the prior year are attributable to the increase in operations, administrative, and interest expense, and a decrease in dividends from unconsolidated affiliates, partially offset by an increase in normal, recurring changes in operating assets and liabilities. In fiscal 2014, we increased our loans made over last year by 4% to $959.5 million and loan repayments increased 5% year-over-year to $659.0 million. The $80.1 million of net cash used in investing activities during fiscal 2014 was funded by cash flow from operations, cash on hand, borrowings on our line of credit facility, borrowings from banks and proceeds from issuance of convertible notes. We invested $13.2 million in cash to acquire consumer loan portfolios. Other significant investing activities in the period were $23.0 million in additions of property and equipment in addition to $10.6 million in proceeds from sale of assets. In addition, $54.5 million of loans made in excess of customer loan repayments and the recovery of principal through the sale of forfeited pawn loan collateral contributed to the net cash used in investing activities for the period.
Total debt and capital lease obligations increased 49% over last year to $428.6 million. This total amount includes the effects of consolidated VIE debt as discussed in further detail below. Of this amount, $223.1 million was recourse to EZCORP and the remaining debt was non-recourse and attributable to our payroll withholding lending business in Mexico (Grupo Finmart).
The net effect of these and other smaller cash flows was a $26.2 million increase in cash on hand, providing a $55.3 million ending cash balance. Of the aforementioned ending cash balance, approximately 26%, or $14.2 million, is held by foreign subsidiaries and is not available to fund domestic operations, as we intend to permanently reinvest earnings from foreign operations.
Below is a summary of our cash needs to meet future aggregate contractual obligations:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(As Restated)
	(in thousands)
Long-term debt obligations*	$435,299	$36,455	$89,019	$299,907	$9,918
Interest on long-term debt obligations**	70,452	22,434	30,471	17,547	—
Operating lease obligations	237,718	58,421	87,006	43,903	48,388
Capital lease obligations	426	426	—	—	—
Interest on capital lease obligations	17	17	—	—	—
Deferred consideration	15,333	8,595	6,738	—	—
Total	$759,245	$126,348	$213,234	$361,357	$58,306
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
For an additional description of the Convertible Notes, the conversion terms thereof and the hedges and warrants transactions, see Note 10 in the notes to the consolidated financial statements.
At September 30, 2014, Grupo Finmart's third-party debt (non-recourse to EZCORP), excluding debt consolidated under VIEs, was $144.4 million, with a weighted average interest rate of 9%. Since the acquisition of Grupo Finmart in January 2012, Grupo Finmart's debt, excluding debt consolidated under VIEs, has increased $34.7 million, and its weighted average interest rate has decreased 10 percentage points, due to debt refinancing. This refinancing effort was a key assumption in our investment analysis and will result in significantly reduced interest expenses going forward.
During fiscal 2014, Grupo Finmart completed five transfers of consumer loans to consolidated VIEs. The debt outstanding as a result of these transfers was $61.1 million as of September 30, 2014. For an additional description of these proceeds, see “Secured Notes Consolidated from VIEs” in Note 10 of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data.”
The $144.4 million Grupo Finmart debt, excluding consolidated VIE debt, and $61.1 million of consolidated VIE debt comprise the $205.5 million total debt outstanding of Grupo Finmart.
In July 2012 Grupo Finmart transferred certain consumer loans to a bankruptcy remote trust in a securitization transaction. The securitization borrowing facility had a maximum capacity of approximately $115.4 million. On February 17, 2014, Grupo Finmart repaid this facility and entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust. At September 30, 2014, $54.0 million was outstanding under the securitization borrowing facility. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The unrestricted cash received from this borrowing in the amount of $35.5 million was primarily used to repay the previous securitization borrowing facility due 2017 and the transaction costs associated with this transaction. The cash proceeds of approximately $20.6 million is restricted primarily for $17.9 million of collection rights on the additional eligible loans from Grupo Finmart, which Grupo Finmart expects to deliver to the trust within the next 12 months, and $2.7 million of interest and trust maintenance costs to be recovered at repayment. The restricted cash proceeds of $17.9 million are recourse to Grupo Finmart unless additional eligible loans are delivered within two year period specified in the agreement. As a result of higher average debt outstanding and greater utilization of our revolver, we have experienced an increase in payments on bank borrowings and revolving line of credit. We expect Grupo Finmart to continue its use of borrowing facilities, in addition to transfers of assets to consolidated VIEs, and proceeds from loan repayments to fund loan originations, operations and contractual obligations.
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
Consumer loan fees are generally highest in our fourth and first fiscal quarters (July through December) due to a higher need for cash during the holiday season. Consumer loan bad debt expense, both in dollar terms and as a percentage of related fees, is highest in the fourth fiscal quarter and lowest in the second fiscal quarter due primarily to the impact of tax refunds in the U.S.
The payroll withholding lending business is less impacted by seasonality, with the exception of the summer months when new loan originations tend to moderate.
Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results
This Amended Annual Report on Form 10-K/A, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. The words “may,” "can," “should,” “could,” “will,” "would," “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. Accordingly, you should not regard any forward-looking statement as a representation that the expected results will be achieved. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Such risks and uncertainties include, among other things:

•	The restatement of previously issued consolidated financial statements;

•	The identified material weaknesses in our internal control over financial reporting;

•	Changes in laws and regulations, including regulation of our financial services business by the Consumer Financial Protection Bureau;

•	The outcome of current or future litigation and regulatory proceedings;

•	Our controlled ownership structure;

•	Concentration of business in Texas;

•	Changes in gold prices or volumes;

•	Changes in foreign currency exchange rates;

•	General economic conditions;

•	Changes in our relationships with unaffiliated lenders;

•	Our ability to continue growing our store count through acquisitions and de novo openings;

•	Changes in the business, regulatory or political climate in Mexico;

•	Changes in pawn redemption rates, loan default and collection rates or other important operating metrics;

•	Changes in liquidity, capital requirements or access to debt and capital markets;

•	Changes in the competitive landscape;

•	Potential infrastructure failures or data security breaches;

•	Failure to achieve adequate return on our investments;

•	Potential uninsured property, casualty or other losses;

•	Potential disruptive effect of acquisitions, investments and new businesses;

•	Changes in U.S. or international tax laws;

•	Events beyond our control;

•	Failure to adapt to any decrease in demand for our products and services;

•	Failure to maintain satisfactory relationships with public-sector employers in Mexico;

•	Financial statement impact of potential impairment of goodwill;

•	Inadequacy of loan loss allowances;

•	Judicial decisions or changes in law that render our arbitration agreements unenforceable; and

•	Potential exposure under anti-corruption laws.
For a discussion of these important risk factors, see "Part I, Item 1A — Risk Factors."
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
The translation adjustment from Latin America representing the weakening of the Mexican peso during the year ended September 30, 2014 was a $3.3 million decrease to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. During the fiscal year ended September 30, 2014, the peso weakened to $1.00 Mexican peso to $0.07414 U.S. from $0.07605 at September 30, 2013.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EZCORP, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheets of EZCORP, Inc. and subsidiaries (the "Company") as of September 30, 2014 and September 30, 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 2 to the consolidated financial statements, the accompanying 2014 and 2013 consolidated financial statements have been restated to correct errors.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated November 26, 2014 (November 9, 2015 as to the effects of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting (Revised)) expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas

November 26, 2014 (November 9, 2015 as to the effects of the restatement discussed in Note 2)

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
As discussed in Note 2 to the consolidated financial statements, the accompanying 2012 consolidated financial statements have been restated to correct errors.

/s/ BDO USA, LLP
Dallas, Texas
November 20, 2012, except for Notes 3, 7, 8 and 15, which are as of November 26, 2014 and Notes 2, 5, 6, 13, 20, 21 and 24, which are as of November 9, 2015

EZCORP, Inc. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	September 30,
	2014	2013
	As Restated (See Note 2)
Assets:
Current assets:
Cash and cash equivalents	$55,325	$29,100
Restricted cash	63,495	9,176
Pawn loans	162,444	156,637
Consumer loans, net	63,995	56,880
Pawn service charges receivable, net	31,044	30,362
Consumer loan fees and interest receivable, net	12,647	19,049
Inventory, net	138,175	145,200
Deferred tax asset	17,572	15,302
Prepaid income taxes	57,069	24,113
Prepaid expenses and other assets	33,097	34,214
Total current assets	634,863	520,033
Investments in unconsolidated affiliates	91,781	97,085
Property and equipment, net	105,900	116,281
Restricted cash, non-current	5,070	3,509
Goodwill	346,577	433,300
Intangible assets, net	66,086	65,391
Non-current consumer loans, net	85,004	65,488
Deferred tax asset	12,142	8,237
Other assets, net	63,121	23,644
Total assets (1)(3)	$1,410,544	$1,332,968

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$36,111	$30,436
Current capital lease obligations	418	533
Accounts payable and other accrued expenses	94,993	80,857
Other current liabilities	8,595	23,219
Customer layaway deposits	8,097	8,628
Total current liabilities	148,214	143,673
Long-term debt, less current maturities	392,054	215,939
Long-term capital lease obligations	—	391
Deferred gains and other long-term liabilities	15,172	29,785
Total liabilities (2)(4)	555,440	389,788
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	22,800	47,297
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million at September 30, 2014; 56 million at September 30, 2013; issued and outstanding: 50,614,767 at September 30, 2014; 51,269,434 at September 30, 2013	506	513
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30
Additional paid-in capital	332,264	320,537
Retained earnings	509,586	581,248
Accumulated other comprehensive loss	(10,082)	(6,445)
EZCORP, Inc. stockholders’ equity	832,304	895,883
Total liabilities and stockholders’ equity	$1,410,544	$1,332,968
See accompanying notes to consolidated financial statements.

Assets and Liabilities of Consolidated Variable Interest Entities (See Note 25)
(1) Our consolidated assets as of September 30, 2014 include the following assets of our consolidated variable interest entities:

	September 30, 2014	September 30, 2013

	As Restated (See Note 2)
	(in thousands)
Restricted cash	$1,921	$—
Consumer loans, net	16,465	—
Consumer loan fees and interest receivable, net	3,058	—
Non-current consumer loans, net	35,780	—
Total assets	$57,224	$—
(2) Our consolidated liabilities as of September 30, 2014 include the following liabilities of our consolidated variable interest entities:

	September 30, 2014	September 30, 2013

	As Restated (See Note 2)
	(in thousands)
Accounts payable and other accrued expenses	$2,105	$—
Current maturities of long-term debt	25,438	—
Long-term debt, less current maturities	35,624	—
Total liabilities	$63,167	$—
Assets and Liabilities of Grupo Finmart Securitization Trust
(3) Our consolidated assets as of September 30, 2014 and 2013 include the following assets of Grupo Finmart’s securitization trust that can only be used to settle its liabilities:

	September 30, 2014	September 30, 2013

	(in thousands)
Restricted cash	$23,592	$—
Consumer loans, net	41,588	33,900
Consumer loan fees and interest receivable, net	5,489	7,300
Restricted cash, non-current	133	3,509
Other assets, net	2,847	2,100
Total assets	$73,649	$46,809
(4) Our consolidated liabilities as of September 30, 2014 and 2013 include the following liabilities for which the creditors of Grupo Finmart’s securitization trust do not have recourse to the general credit of EZCORP, Inc.:

	September 30, 2014	September 30, 2013

	(in thousands)
Long-term debt, less current maturities	$54,045	$31,951
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2014	2013	2012
	As Restated (See Note 2)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$388,022	$368,085	$333,064
Jewelry scrapping sales	96,243	131,702	202,481
Pawn service charges	248,378	251,354	233,538
Consumer loan fees and interest	220,141	211,625	187,748
Other revenues	4,862	7,402	3,886
Total revenues	957,646	970,168	960,717
Merchandise cost of goods sold	248,637	218,617	190,637
Jewelry scrapping cost of goods sold	72,836	96,133	130,715
Consumer loan bad debt	65,944	52,494	43,441
Net revenues	570,229	602,924	595,924
Operating expenses:
Operations	417,066	390,200	328,849
Administrative	62,096	52,339	47,873
Depreciation	29,801	27,858	21,851
Amortization	5,475	3,485	1,956
(Gain) loss on sale or disposal of assets	(5,629)	1,359	(249)
Restructuring	6,664	—	—
Total operating expenses	515,473	475,241	400,280
Operating income	54,756	127,683	195,644
Interest expense (income), net	27,090	15,168	(1,549)
Equity in net income of unconsolidated affiliates	(5,948)	(13,240)	(16,038)
Impairment of investments	7,940	43,198	—
Other expense (income)	480	2,077	(888)
Income from continuing operations before income taxes	25,194	80,480	214,119
Income tax expense	5,256	26,198	67,665
Income from continuing operations, net of tax	19,938	54,282	146,454
Loss from discontinued operations, net of tax	(92,024)	(33,272)	(5,343)
Net (loss) income	(72,086)	21,010	141,111
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	(7,387)	(1,222)	4,119
Net (loss) income from discontinued operations attributable to redeemable noncontrolling interest	—	(76)	147
Net (loss) income attributable to EZCORP, Inc.	$(64,699)	$22,308	$136,845

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.50	$1.03	$2.80
Discontinued operations	(1.70)	(0.62)	(0.11)
Basic (loss) earnings per share	$(1.20)	$0.41	$2.69

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.50	$1.03	$2.78
Discontinued operations	(1.69)	(0.62)	(0.11)
Diluted (loss) earnings per share	$(1.19)	$0.41	$2.67

Weighted average shares outstanding:
Basic	54,148	53,657	50,877
Diluted	54,292	53,737	51,133

Net income from continuing operations attributable to EZCORP, Inc.	$27,325	$55,504	$142,335
Loss from discontinued operations attributable to EZCORP, Inc.	(92,024)	(33,196)	(5,490)
Net (loss) income attributable to EZCORP, Inc.	$(64,699)	$22,308	$136,845
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Year Ended September 30,
	2014	2013	2012
	As Restated (See Note 2)
	(in thousands)
Net (loss) income	$(72,086)	$21,010	$141,111
Other comprehensive (loss) income:
Foreign currency translation loss	(4,065)	(10,745)	(301)
Foreign currency translation reclassification adjustment realized upon impairment	375	221	—
Gain (loss) on effective portion of cash flow hedge:
Other comprehensive (loss) gain before reclassifications	(453)	2,388	—
Amounts reclassified from accumulated other comprehensive income (loss)	49	(2,536)	—
Amounts reclassified from accumulated other comprehensive income (loss)	540	(1,721)	(735)
Reclassification adjustment for (gain) loss on available-for-sale securities included in net income	(540)	992	—
Income tax benefit	(1,157)	3,346	2,424
Other comprehensive (loss) income, net of tax	(5,251)	(8,055)	1,388
Comprehensive (loss) income	$(77,337)	$12,955	$142,499
Attributable to redeemable noncontrolling interest:
Net (loss) income	(7,387)	(1,298)	4,266
Foreign currency translation (loss) gain	(1,460)	(1,784)	875
Loss on effective portion of cash flow hedge	(154)	(59)	—
Comprehensive (loss) income attributable to redeemable noncontrolling interest	(9,001)	(3,141)	5,141
Comprehensive (loss) income attributable to EZCORP, Inc.	$(68,336)	$16,096	$137,358
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2014	2013	2012
	As Restated (See Note 2)
	(in thousands)
Operating activities:
Net (loss) income	$(72,086)	$21,010	$141,111
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	38,627	34,918	25,268
Amortization (accretion) of debt discount (premium) and consumer loan premium (discount), net	2,611	(248)	(15,091)
Consumer loan loss provision	45,014	34,146	20,240
Deferred income taxes	(6,175)	(14,883)	1,290
Impairment of goodwill	84,158	—	—
Reversal of contingent consideration	(4,792)	—	—
Impairment of intangibles	10,308	1,600	—
Restructuring	6,121	—	—
Amortization of deferred financing costs	5,137	3,208	2,478
Amortization of prepaid commissions	14,525	4,573	467
Other	(2,251)	4,862	—
(Gain) loss on sale or disposal of assets	(5,371)	7,043	(1)
Stock compensation	6,845	7,128	6,660
Income from investments in unconsolidated affiliates	(5,948)	(13,240)	(16,038)
Impairment of investments	7,940	43,198	—
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(2,212)	3,412	1,330
Inventory, net	346	(9,722)	(4,017)
Prepaid expenses, other current assets and other assets, net	(28,807)	(17,671)	(15,196)
Accounts payable and other accrued expenses	9,136	21,283	1,596
Customer layaway deposits	(499)	1,416	218
Deferred gains and other long-term liabilities	(184)	(10,250)	(5,243)
Tax benefit from stock compensation	609	(293)	(1,602)
Prepaid income taxes	(33,480)	(11,655)	(9,915)
Dividends from unconsolidated affiliates	5,129	10,632	5,560
Net cash provided by operating activities	74,701	120,467	139,115
Investing activities:
Loans made	(959,540)	(923,103)	(802,896)
Loans repaid	658,986	602,712	522,195
Recovery of pawn loan principal through sale of forfeited collateral	246,053	237,717	240,381
Additions to property and equipment	(22,964)	(46,698)	(45,796)
Acquisitions, net of cash acquired	(13,226)	(14,810)	(128,647)
Investments in unconsolidated affiliates	—	(11,018)	—
Proceeds from sale of assets	10,631	—	—
Net cash used in investing activities	(80,060)	(155,200)	(214,763)
Financing activities:
Proceeds from exercise of stock options	—	45	649
Tax benefit from stock compensation	(609)	293	1,602
Taxes paid related to net share settlement of equity awards	(1,982)	(3,640)	(1,184)
Debt issuance costs	(14,017)	(1,283)	(3,225)
Payout of deferred and contingent consideration	(23,000)	(13,277)	—
Proceeds from issuance of convertible notes	230,000	—	—
Purchase of convertible notes hedges	(46,454)	—	—
Proceeds from issuance of warrants	25,106	—	—
Purchase of subsidiary shares from noncontrolling interest	(29,775)	(627)	—
Contributions from noncontrolling interest	—	5,839	—
Change in restricted cash	(57,891)	1,326	(14,135)
Proceeds from revolving line of credit	359,900	510,680	792,927
Payments on revolving line of credit	(500,800)	(470,000)	(679,986)
Proceeds from borrowings	176,013	(15,432)	2,461
Payments on borrowings and capital lease obligations	(72,073)	9,725	(8,496)
Repurchase of common stock	(11,903)	—	—
Net cash provided by financing activities	32,515	23,649	90,613
Effect of exchange rate changes on cash and cash equivalents	(931)	360	890
Net increase (decrease) in cash and cash equivalents	26,225	(10,724)	15,855

EZCORP, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash and cash equivalents at beginning of period	29,100	39,824	23,969
Cash and cash equivalents at end of period	$55,325	$29,100	$39,824

Cash paid during the period for:
Interest	$16,361	$12,553	$2,480
Income taxes	30,194	47,108	83,010

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$241,696	$261,837	$248,090
Issuance of common stock due to acquisitions	—	38,705	17,984
Deferred consideration	2,674	25,872	938
Contingent consideration	—	248	23,432
Change in accrued additions to property and equipment	(420)	492	—
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	—	10,404	—
Purchase of shares from noncontrolling interest	—	(788)	—
Issuance of common stock to 401(k) plan	557	556	459
Equity adjustment due to noncontrolling interest purchase	6,609	—	—
Deferred finance cost payable related to convertible notes	1,092	—	—
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock		EZCORP, Inc. Stockholders' Equity
	Shares	Par Value		Retained Earnings		Shares	Par Value
	As Restated (See Note 2)
	(in thousands)
Balances at September 30, 2011	50,199	$501	$242,398	$422,095	$(746)	—	$—	$664,248
Issuance of common stock related to 401(k) match	19	—	459	—	—	—	—	459
Stock compensation	—	—	6,660	—	—	—	—	6,660
Stock options exercised	201	2	647	—	—	—	—	649
Issuance of common stock due to acquisitions	635	6	17,992	—	—	—	—	17,998
Release of restricted stock	172	1	—	—	—	—	—	1
Excess tax benefit from stock compensation	—	2	1,600	—	—	—	—	1,602
Taxes paid related to net share settlement of equity awards	—	—	(1,184)	—	—	—	—	(1,184)
Unrealized loss on available-for-sale securities	—	—	—	—	(478)	—	—	(478)
Foreign currency translation adjustment	—	—	—	—	991	—	—	991
Net income attributable to EZCORP, Inc.	—	—	—	136,845	—	—	—	136,845
Balances at September 30, 2012 (As Restated)	51,226	$512	$268,572	$558,940	$(233)	—	$—	$827,791
Issuance of common stock related to 401(k) match	30	1	556	—	—	—	—	557
Stock compensation	—	—	7,128	—	—	—	—	7,128
Stock options exercised	18	—	45	—	—	—	—	45
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(1,500)	—	85	—	—	(1,415)
Release of restricted stock	409	4	—	—	—	—	—	4
Excess tax benefit from stock compensation	—	—	293	—	—	—	—	293
Taxes paid related to net share settlement of equity awards	—	—	(3,640)	—	—	—	—	(3,640)
Effective portion of cash flow hedge	—	—	—	—	(89)	—	—	(89)
Unrealized loss on available-for-sale securities	—	—	—	—	(1,119)	—	—	(1,119)
Reclassification adjustment for loss on available-for-sale securities included in net income	—	—	—	—	992	—	—	992
Foreign currency translation adjustment	—	—	—	—	(6,302)	—	—	(6,302)
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	221	—	—	221
Net income attributable to EZCORP, Inc.	—	—	—	22,308	—	—	—	22,308
Balances at September 30, 2013 (As Restated)	54,240	$543	$320,537	$581,248	$(6,445)	—	$—	$895,883
Issuance of common stock related to 401(k) match	45	—	557	—	—	—	—	557
Stock compensation	—	—	6,845	—	—	—	—	6,845
Purchase of subsidiary shares from noncontrolling interest	—	—	(13,260)	—	(15)	—	—	(13,275)
Release of restricted stock	300	3	—	—	—	—	—	3
Tax deficiency of stock compensation	—	—	(609)	—	—	—	—	(609)
Taxes paid related to net share settlement of equity awards	—	—	(1,982)	—	—	—	—	(1,982)
Effective portion of cash flow hedge	—	—	—	—	(250)	—	—	(250)
Net proceeds from sale of warrants	—	—	25,106	—	—	—	—	25,106
Foreign currency translation adjustment	—	—	—	—	(3,747)	—	—	(3,747)
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	375	—	—	375
Purchase of treasury stock	(1,000)	(10)	(4,930)	(6,963)	—	1,000	—	(11,903)
Retirement of treasury stock	—	—	—	—	—	(1,000)	—	—
Net loss attributable to EZCORP, Inc.	—	—	—	(64,699)	—	—	—	(64,699)
Balances at September 30, 2014 (As Restated)	53,585	$536	$332,264	$509,586	$(10,082)	—	$—	$832,304
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Notes to Consolidated Financial Statements
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (AS RESTATED)
Organization
We are a leading provider of specialty consumer financial services. We provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term and long-term consumer loans including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans, or fee-based credit services to customers seeking loans.
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
To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity; otherwise, the entity is evaluated under the voting interest model. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. During fiscal 2014, Grupo Finmart completed five transfers of consumer loans to various securitization trusts. We consolidate those securitization trusts under the VIE model. See Note 25.
We account for our investment in Cash Converters International Limited using the equity method. Prior to the quarter ended March 31, 2014, we accounted for our investment in Albemarle & Bond Holdings, PLC using the equity method. As of March 31, 2014, we concluded that this investment was impaired and recognized an other-than-temporary impairment which brought our carrying value of this investment to zero.
Certain reclassifications of prior period amounts have been made related to discontinued operations (described in Note 3) and acquired businesses (described in Note 4). Furthermore, certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have a material impact on our financial position, results of operations or cash flows.
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
Consumer Loans
We provide a variety of short-term and long-term consumer loans including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans. In Texas, we provide fee-based credit services to customers seeking loans. In Mexico, Grupo Finmart enters into agreements with employers that permit it to market consumer loans to employees. Payments are withheld by the employers through payroll deductions and remitted to Grupo Finmart.
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
Long-term Unsecured Consumer Loan Revenue — Grupo Finmart customers obtain installment loans with a series of payments due over the stated term, which can be as long as four years. We recognize consumer loan interest related to loans we originate based on the percentage of consumer loans made that we believe to be collectible, and reserve the percentage of interest we expect not to collect, over the period in which payments are expected to be received under the effective interest method.
A number of circumstances cause delays in the receipt of payments on a Grupo Finmart loan. For example:

•	It often takes 90 days or more for the employer to set up initial payroll withholding and begin remitting payments to Grupo Finmart (a process referred to as “ratification”).

•	It is not unusual to have an interruption or delay in payments for a number of reasons, such as holidays, summer vacations, illness, convenio renewals, union permits and political elections.

•
Many convenios limit the amount that can be withheld from a borrower’s paycheck, and if the borrower has multiple loans outstanding, the withheld amount is generally used to repay the loans in the order in which they were made.

•
Some larger employers act as a consolidator and remitter on behalf of other smaller employers and the payment consolidation processes, or other issues with employer systems, sometimes cause interruptions in payments.

Long-term unsecured consumer loan revenue is included in “Consumer loan fees and interest” in our consolidated statements of operations. Incremental direct costs incurred (commissions), other than certain brokerage and other costs, are capitalized and deferred ratably over the life of the loans. Amortization of these costs are included in “Operations” expense in our consolidated statements of operations.
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
Bad Debt and Allowance for Losses
Unsecured Consumer Loan Credit Service Bad Debt — We issue letters of credit to enhance the creditworthiness of our customers seeking unsecured loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, the principal and accrued interest owed to the lenders by the borrowers plus any insufficient funds fees. Although amounts paid under letters of credit may be collected later, we charge those amounts to consumer loan bad debt expense upon default. We record recoveries under the letters of credit as a reduction of bad debt expense at the time of collection. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery. We record the proceeds from such sales as a reduction of bad debt at the time of the sale. Unsecured consumer loan credit service bad debt expense is included in "Consumer loan bad debt" expense in our consolidated statements of operations.
Consumer loans made by EZCORP Online are considered delinquent if they are not repaid or renewed by the maturity date. We do not accrue additional revenues on delinquent loans. All outstanding principal balances and related fee receivables greater than 60 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt expense and reverse accrued unsecured consumer loan fee revenue.
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
Allowance for Losses on Unsecured Consumer Loan Credit Services — We provide an allowance for losses we expect to incur under letters of credit for brokered unsecured loans that have not yet matured. The allowance is based on recent loan default experience adjusted for seasonal variations. It includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including loan principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers (collectively, “Expected LOC Losses”). Changes in the allowance are charged to consumer loan bad debt expense in our consolidated statements of operations. We include the balance of Expected LOC Losses in “Accounts payable and other accrued expenses” in our consolidated balance sheets. Based on the expected loss and collection percentages, we also provide an allowance for the unsecured loan credit service fees we expect not to collect, and charge changes in this allowance to consumer loan fee revenue, which is included in "Consumer loan fees and interest" in our consolidated statements of operations.
Unsecured Consumer Loan Bad Debt — In general, we consider a single-payment loan defaulted if it has not been repaid or renewed by the maturity date. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to consumer loan bad debt expense upon default, leaving only active loans in the reported balance. We record collections of principal as a reduction of consumer loan bad debt expense when collected. After attempting collection of bad debts internally, we occasionally sell them to an unaffiliated company as another method of recovery and record the proceeds from such sales as a reduction of bad debt expense at the time of sale. Unsecured consumer loan bad debt expense is included in "Consumer loan bad debt" expense in our consolidated statements of operations.
We do not accrue additional revenues on delinquent loans. All outstanding principal balances and related fee receivables greater than 60 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt expense and reverse accrued unsecured consumer loan fee revenue.
Unsecured Consumer Loan Allowance for Losses — We provide an allowance for losses on unsecured loans that have not yet matured and related fees receivable, based on recent loan default experience adjusted for seasonal variations. We charge any changes in the principal valuation allowance to "Consumer loan bad debt" expense in our consolidated statements of operations. We record changes in the fee receivable valuation allowance to "Consumer loan fees and interest" in our consolidated statements of operations.
Long-Term Unsecured Consumer Loan Bad Debt — Loans to Grupo Finmart customers whose employment is continuing are referred to as “in-payroll” loans, while loans to Grupo Finmart customers whose employment is discontinued are referred to “out-of-payroll” loans. A customer is generally considered to have discontinued their employment if they are no longer employed by the employer that is responsible for the payroll withholding. We establish reserves for Grupo Finmart loans as follows:

•	We reserve 100% of non-performing loans, which for this purpose we consider to be:

◦	Out-of-payroll loans for which Grupo Finmart is not receiving payments; and

◦	In-payroll loans for which Group Finmart has not received any payments for 180 consecutive days.

•	We also establish additional loan principal and accrued interest reserves for performing loans based on historical experience.
When we reserve 100% of a Grupo Finmart loan, we charge the loan principal to consumer loan bad debt expense, reduce interest revenue by the amount of unpaid interest theretofore accrued on the loan and cease accruing interest revenue. Future collections are recorded as a reduction of consumer loan bad debt expense (in the case of written-off principal) and an increase in consumer loan fee revenue (in the case of written-off accrued interest) after principal has been recovered. Long-term unsecured consumer loan bad debt expense is included in "Consumer loan bad debt" expense in our consolidated statements of operations.
Long-Term Unsecured Consumer Loan Allowance for Losses — Grupo Finmart provides an allowance for losses on performing, in-payroll loans and related interest receivable based on historical collection experience. Changes in the principal valuation allowance are charged to "Consumer loan bad debt" expense and changes in the interest receivable valuation allowance are charged to "Consumer loan fees and interest" in our consolidated statements of operations.
Auto Title Loan Credit Services Bad Debt and Allowance for Losses — We issue letters of credit to enhance the creditworthiness of our customers seeking auto title loans from unaffiliated lenders. The letters of credit assure the lenders that if borrowers default on the loans, we will pay the lenders, upon demand, all amounts owed to the lenders by the borrowers plus any insufficient funds fees. Through a charge to auto title loan bad debt expense , we provide an allowance for losses we expect to incur under letters of credit for brokered auto title loans, and record actual charge-offs against this allowance. The allowance includes all amounts we expect to pay to the unaffiliated lenders upon loan default, including principal, accrued interest and insufficient funds fees, net of the amounts we expect to collect from borrowers or through the sale of repossessed vehicles. We include the allowance for expected losses in “Accounts payable and other accrued expenses” in our consolidated balance sheets.
Auto Title Loan Bad Debt and Allowance for Losses — Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans and related fees receivable. We charge any increases in the principal valuation allowance to consumer loan bad debt expense and charge uncollectable loans against this allowance. We record changes in the fee receivable valuation allowance to "Consumer loan fees and interest" in our consolidated statements of operations.
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
Cash and Cash Equivalents and Cash Concentrations
Cash and cash equivalents consist primarily of cash on deposit or highly liquid investments with original contractual maturities of three months or less, or money market mutual funds. We hold cash at major financial institutions that often exceed FDIC insured limits. We manage our credit risk associated with cash and cash equivalents and cash concentrations by investing in high quality instruments or funds, concentrating our cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions issuing investments or holding such deposits. Historically, we have not experienced any losses due to such cash concentrations. Restricted cash amounts represent amounts that can only be used to settle liabilities of Grupo Finmart's securitization trust or for interest payments on Grupo Finmart's debt. Refer to Note 10 for further detail.

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
We completed our annual assessment of goodwill and indefinite lived intangible assets as of September 30, 2014 and determined that no material impairment existed at that date other than that described below. In conjunction with discontinued operations, we recognized impairment of goodwill and other intangible assets for the U.S. & Canada and Other International reporting units at September 30, 2014. See Notes 3 and 8 for additional information.
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
Valuation of Tangible Long-Lived Assets
We assess the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the assets or the strategy for the overall business, significant negative industry trends or legislative changes prohibiting us from offering our loan products. An impairment loss is recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset's carrying value. In conjunction with discontinued operations, we recognized impairment of tangible long-lived assets for the U.S. & Canada and Other International reporting units at September 30, 2014. See Notes 3 and 7 for additional information.
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
NOTE 2: RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
Correction of Accounting Errors
Subsequent to the filing of our Annual Report on Form 10-K for the fiscal year ended September 30, 2014, management identified the following accounting errors relating to the Company’s Grupo Finmart loan portfolio:

•
During fiscal 2014, Grupo Finmart completed five structured asset sales pursuant to which a portion of Grupo Finmart’s consumer loan portfolio was sold to special purpose trusts for the benefit of third parties. These transactions were previously accounted for as sales. Management has now concluded that the special purpose trusts should be consolidated variable interest entities and the transactions should be accounted for as transfers of financial assets to those consolidated variable interest entities. See Note 25.

•
Management has also concluded that the Company has incorrectly accounted for interest revenue and bad debt expense on loans with respect to which Grupo Finmart was not currently receiving payments (“non-performing” loans). Specifically:

◦
Management determined that the non-performing loans included out-of-payroll loans that had not been correctly classified and recognized as such, causing an understatement of bad debt expense and an overstatement of interest revenue;

◦
Management determined it was appropriate to (1) accrue and recognize interest income over the period that payments are expected to be received rather than over the stated term of the loan and (2) apply a 100% reserve policy on in-payroll loans that have been in non-performing status for 180 consecutive days; and

◦	Management determined it was appropriate to expense certain brokerage and other commission costs as incurred rather than amortize those costs over future periods.
Other Restatement Adjustments
In addition to correcting the accounting errors discussed above, our restated financial statements for the affected periods include adjustments for certain other accounting errors. When the financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to the financial statements for the affected periods. However, in conjunction with the restatement of our financial statements to correct the errors described above, we have determined that it is appropriate to make adjustments for all such previously unrecorded errors. These adjustments are primarily to correct for immaterial timing differences related to revenue recognition, impairment charges, inventory reserve estimates and other items. The other adjustments for fiscal 2013 include a balance sheet adjustment that corrects a $7.2 million error between cash and cash equivalents and restricted cash to correctly classify certain bank accounts restricted for use to service Grupo Finmart’s third party debt obligations, and an adjustment of $2.7 million to reclassify income tax benefit previously reflected in continuing operations to discontinued operations.
Impact of Restatement Adjustments on Audited Annual Financial Statements
This section includes summary information regarding the impact of the restatement on our consolidated financial statements for the fiscal years ended September 30, 2014, September 30, 2013 and September 30, 2012, as well as the restated consolidated financial statements as of and for each of such fiscal years. For a description of the impact of the restatement on each of the quarters within those fiscal years (other than the first quarter of fiscal 2012, which was not restated), see Note 19.
Summary Impact Tables
The following tables summarize the impact of the restatement on our consolidated financial statements for the fiscal years ended September 30, 2014, September 30, 2013 and September 30, 2012:

	Fiscal 2014
		Restatement Adjustments
	As Previously Reported	Asset Sale Impact	Portfolio Review Impact	Other Impacts*	As Restated
	(in thousands, except per share amounts)
Total revenues	$988,532	$(16,714)	$(16,932)	$2,760	$957,646
Net revenues	615,097	(18,692)	(25,658)	(518)	570,229
Operating expenses	518,480	57	2,241	(5,305)	515,473
Non-operating expenses	23,917	6,527	—	(882)	29,562
Income from continuing operations before income taxes	72,700	(25,276)	(27,899)	5,669	25,194
Income tax expense	20,806			(15,550)	5,256
Income from continuing operations, net of tax	$51,894			$(31,956)	$19,938

Net loss attributable to EZCORP, Inc.	$(45,740)			$(18,959)	$(64,699)

Basic loss per share attributable to EZCORP, Inc.	$(0.84)			$(0.36)	$(1.20)

Diluted loss per share attributable to EZCORP, Inc.	$(0.84)			$(0.35)	$(1.19)

*
Amounts in this column pertaining to Income tax expense, Income from continuing operations, net of tax, Net loss attributable to EZCORP, Inc., and Diluted loss per share attributable to EZCORP, Inc. are aggregate impacts for all restatement adjustments.

	Fiscal 2013
		Restatement Adjustments
	As Previously Reported	Asset Sale Impact	Portfolio Review Impact	Other Impacts*	As Restated
	(in thousands, except per share amounts)
Total revenues	$980,121	$—	$(7,935)	$(2,018)	$970,168
Net revenues	624,704	—	(19,762)	(2,018)	602,924
Operating expenses	474,562	—	3,231	(2,552)	475,241
Non-operating expenses	47,683	—	(1,642)	1,162	47,203
Income from continuing operations before income taxes	102,459	—	(21,351)	(628)	80,480
Income tax expense	29,582			(3,384)	26,198
Income from continuing operations, net of tax	$72,877			$(18,595)	$54,282

Net income attributable to EZCORP, Inc.	$34,077			$(11,769)	$22,308

Basic earnings per share attributable to EZCORP, Inc.	$0.64			$(0.23)	$0.41

Diluted earnings per share attributable to EZCORP, Inc.	$0.63			$(0.22)	$0.41

*
Amounts in this column pertaining to Income tax expense, Income from continuing operations, net of tax, Net income attributable to EZCORP, Inc., and Diluted earnings per share attributable to EZCORP, Inc. are aggregate impacts for all restatement adjustments.

	Fiscal 2012
		Restatement Adjustments
	As Previously Reported	Asset Sale Impact	Portfolio Review Impact	Other Impacts*	As Restated
	(in thousands, except per share amounts)
Total revenues	$964,502	$—	$(921)	$(2,864)	$960,717
Net revenues	607,511	—	(8,723)	(2,864)	595,924
Operating expenses	400,263	—	(37)	54	400,280
Non-operating income	(19,837)	—	—	1,362	(18,475)
Income from continuing operations before income taxes	227,085	—	(8,686)	(4,280)	214,119
Income tax expense	71,165			(3,500)	67,665
Income from continuing operations, net of tax	$155,920			$(9,466)	$146,454

Net income attributable to EZCORP, Inc.	$143,708			$(6,863)	$136,845

Basic earnings per share attributable to EZCORP, Inc.	$2.82			$(0.13)	$2.69

Diluted earnings per share attributable to EZCORP, Inc.	$2.81			$(0.14)	$2.67

*
Amounts in this column pertaining to Income tax expense, Income from continuing operations, net of tax, Net income attributable to EZCORP, Inc., and Diluted earnings per share attributable to EZCORP, Inc. are aggregate impacts for all restatement adjustments.

Restated Annual Financial Statements
The effects of the restatement on our consolidated financial statements as of and for the fiscal year ended September 30, 2014 are set forth below.
EZCORP, Inc. CONSOLIDATED BALANCE SHEET (in thousands, except share and per share amounts)

	September 30, 2014
	As Previously Reported	Restatement Adjustments	As Restated
Assets:
Current assets:
Cash and cash equivalents	$56,329	$(1,004)	$55,325
Restricted cash	62,406	1,089	63,495
Pawn loans	162,444	—	162,444
Consumer loans, net	67,594	(3,599)	63,995
Pawn service charges receivable, net	31,044	—	31,044
Consumer loan fees and interest receivable, net	30,653	(18,006)	12,647
Inventory, net	139,419	(1,244)	138,175
Deferred tax asset	20,858	(3,286)	17,572
Prepaid income taxes	28,655	28,414	57,069
Prepaid expenses and other assets	76,959	(43,862)	33,097
Total current assets	676,361	(41,498)	634,863
Investments in unconsolidated affiliates	91,098	683	91,781
Property and equipment, net	105,900	—	105,900
Restricted cash, non-current	4,257	813	5,070
Goodwill	346,577	—	346,577
Intangible assets, net	64,624	1,462	66,086
Non-current consumer loans, net	40,442	44,562	85,004
Deferred tax asset	13,154	(1,012)	12,142
Other assets, net	61,058	2,063	63,121
Total assets	$1,403,471	$7,073	$1,410,544

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$10,673	$25,438	$36,111
Current capital lease obligations	418	—	418
Accounts payable and other accrued expenses	97,213	(2,220)	94,993
Other current liabilities	8,595	—	8,595
Customer layaway deposits	8,097	—	8,097
Total current liabilities	124,996	23,218	148,214
Long-term debt, less current maturities	356,430	35,624	392,054
Deferred gains and other long-term liabilities	11,359	3,813	15,172
Total liabilities	492,785	62,655	555,440
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	35,498	(12,698)	22,800
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million at September 30, 2014; issued and outstanding: 50,614,767 at September 30, 2014	506	—	506
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	—	30
Additional paid-in capital	339,666	(7,402)	332,264
Retained earnings	547,177	(37,591)	509,586
Accumulated other comprehensive loss	(12,191)	2,109	(10,082)
EZCORP, Inc. stockholders’ equity	875,188	(42,884)	832,304
Total liabilities and stockholders’ equity	$1,403,471	$7,073	$1,410,544

EZCORP, Inc. CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended September 30, 2014
	(in thousands, except per share amounts)
	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Merchandise sales	$387,331	$691	$388,022
Jewelry scrapping sales	96,243	—	96,243
Pawn service charges	248,378	—	248,378
Consumer loan fees and interest	219,535	606	220,141
Other revenues	37,045	(32,183)	4,862
Total revenues	988,532	(30,886)	957,646
Merchandise cost of goods sold	247,393	1,244	248,637
Jewelry scrapping cost of goods sold	72,836	—	72,836
Consumer loan bad debt	53,206	12,738	65,944
Net revenues	615,097	(44,868)	570,229
Operating expenses:
Operations	420,350	(3,284)	417,066
Administrative	61,819	277	62,096
Depreciation	29,801	—	29,801
Amortization	5,475	—	5,475
Gain on sale or disposal of assets	(5,629)	—	(5,629)
Restructuring	6,664	—	6,664
Total operating expenses	518,480	(3,007)	515,473
Operating income	96,617	(41,861)	54,756
Interest expense, net	22,832	4,258	27,090
Equity in net income of unconsolidated affiliates	(5,948)	—	(5,948)
Impairment of investments	7,940	—	7,940
Other expense (income)	(907)	1,387	480
Income from continuing operations before income taxes	72,700	(47,506)	25,194
Income tax expense	20,806	(15,550)	5,256
Income from continuing operations, net of tax	51,894	(31,956)	19,938
Loss from discontinued operations, net of tax	(93,426)	1,402	(92,024)
Net loss	(41,532)	(30,554)	(72,086)
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	4,208	(11,595)	(7,387)
Net loss attributable to EZCORP, Inc.	$(45,740)	$(18,959)	$(64,699)

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.88	$(0.38)	$0.50
Discontinued operations	(1.72)	0.02	(1.70)
Basic loss per share	$(0.84)	$(0.36)	$(1.20)

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.88	$(0.38)	$0.50
Discontinued operations	(1.72)	0.03	(1.69)
Diluted loss per share	$(0.84)	$(0.35)	$(1.19)

Net income from continuing operations attributable to EZCORP, Inc.	$47,686	$(20,361)	$27,325
Loss from discontinued operations attributable to EZCORP, Inc.	(93,426)	1,402	(92,024)
Net loss attributable to EZCORP, Inc.	$(45,740)	$(18,959)	$(64,699)

EZCORP, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

	Fiscal Year Ended September 30, 2014
	(in thousands)
	As Previously Reported	Restatement Adjustments	As Restated
Net loss	$(41,532)	$(30,554)	$(72,086)
Other comprehensive loss:
Foreign currency translation loss	(5,812)	1,747	(4,065)
Foreign currency translation reclassification adjustment realized upon impairment	375	—	375
Loss on effective portion of cash flow hedge:		—
Other comprehensive loss before reclassifications	(453)	—	(453)
Amounts reclassified from accumulated other comprehensive income	49	—	49
Amounts reclassified from accumulated other comprehensive income	540	—	540
Reclassification adjustment for gain on available-for-sale securities included in net income	(540)	—	(540)
Income tax benefit (expense)	(598)	(559)	(1,157)
Other comprehensive loss, net of tax	(6,439)	1,188	(5,251)
Comprehensive loss	$(47,971)	$(29,366)	$(77,337)
Attributable to redeemable noncontrolling interest:
Net (loss) income	4,208	(11,595)	(7,387)
Foreign currency translation loss	(768)	(692)	(1,460)
Loss on effective portion of cash flow hedge	(154)	—	(154)
Comprehensive (loss) income attributable to redeemable noncontrolling interest	3,286	(12,287)	(9,001)
Comprehensive loss attributable to EZCORP, Inc.	$(51,257)	$(17,079)	$(68,336)

EZCORP, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended September 30, 2014
	(in thousands)
	As Previously Reported	Restatement Adjustments	As Restated
Operating activities:
Net loss	$(41,532)	$(30,554)	$(72,086)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	38,627	—	38,627
Amortization of debt discount and consumer loan premium, net	2,611	—	2,611
Consumer loan loss provision	42,501	2,513	45,014
Deferred income taxes	(11,973)	5,798	(6,175)
Impairment of goodwill	84,158	—	84,158
Reversal of contingent consideration	(4,792)	—	(4,792)
Impairment of intangibles	11,908	(1,600)	10,308
Restructuring	6,121	—	6,121
Amortization of deferred financing costs	5,137	—	5,137
Amortization of prepaid commissions	16,893	(2,368)	14,525
Other	(2,453)	202	(2,251)
Gain on sale or disposal of assets	(5,371)	—	(5,371)
Gain on sale of loan portfolio	(33,000)	33,000	—
Stock compensation	7,341	(496)	6,845
Income from investments in unconsolidated affiliates	(5,948)	—	(5,948)
Impairment of investments	7,940	—	7,940
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(2,967)	755	(2,212)
Inventory, net	(898)	1,244	346
Prepaid expenses, other current assets and other assets, net	(29,294)	487	(28,807)
Accounts payable and other accrued expenses	12,109	(2,973)	9,136
Customer layaway deposits	(499)	—	(499)
Deferred gains and other long-term liabilities	11	(195)	(184)
Tax provision from stock compensation	609	—	609
Prepaid income taxes	(13,124)	(20,356)	(33,480)
Dividends from unconsolidated affiliates	5,129	—	5,129
Net cash provided by operating activities	89,244	(14,543)	74,701
Investing activities:
Loans made	(959,540)	—	(959,540)
Loans repaid	628,710	30,276	658,986
Recovery of pawn loan principal through sale of forfeited collateral	246,053	—	246,053
Additions to property and equipment	(22,964)	—	(22,964)
Acquisitions, net of cash acquired	(13,226)	—	(13,226)
Proceeds from sale of assets	86,129	(75,498)	10,631
Net cash used in investing activities	(34,838)	(45,222)	(80,060)
Financing activities:
Tax benefit from stock compensation	(609)	—	(609)
Taxes paid related to net share settlement of equity awards	(1,982)	—	(1,982)
Debt issuance costs	(14,017)	—	(14,017)
Payout of deferred and contingent consideration	(23,000)	—	(23,000)
Proceeds from issuance of convertible notes	230,000	—	230,000
Purchase of convertible notes hedges	(46,454)	—	(46,454)
Proceeds from issuance of warrants	25,106	—	25,106
Purchase of subsidiary shares from noncontrolling interest	(29,775)	—	(29,775)
Change in restricted cash	(63,207)	5,316	(57,891)
Proceeds from revolving line of credit	359,900	—	359,900
Payments on revolving line of credit	(500,800)	—	(500,800)
Proceeds from borrowings	103,178	72,835	176,013
Payments on borrowings and capital lease obligations	(60,299)	(11,774)	(72,073)
Repurchase of common stock	(11,903)	—	(11,903)
Net cash provided by (used in) financing activities	(33,862)	66,377	32,515
Effect of exchange rate changes on cash and cash equivalents	(532)	(399)	(931)
Net increase in cash and cash equivalents	20,012	6,213	26,225
Cash and cash equivalents at beginning of period	36,317	(7,217)	29,100

EZCORP, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

Cash and cash equivalents at end of period	$56,329	$(1,004)	$55,325

Cash paid during the period for:
Interest	$16,361	$—	$16,361
Income taxes	30,194	—	30,194

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$241,696	$—	$241,696
Deferred consideration	2,674	—	2,674
Change in accrued additions to property and equipment	(420)	—	(420)
Issuance of common stock to 401(k) plan	557	—	557
Equity adjustment due to noncontrolling interest purchase	6,609	—	6,609
Receivable from sale of portfolio	43,780	(43,780)	—
Deferred finance cost payable related to convertible notes	1,092	—	1,092

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock		EZCORP, Inc. Stockholders' Equity
	Shares	Par Value		Retained Earnings		Shares	Par Value

	(in thousands)
	As Previously Reported
Balances at September 30, 2013	54,240	$543	$320,777	$599,880	$(6,674)	—	$—	$914,526
Issuance of common stock related to 401(k) match	45	—	557	—	—	—	—	557
Stock compensation	—	—	7,341	—	—	—	—	7,341
Purchase of subsidiary shares from noncontrolling interest	—	—	(6,594)	—	(15)	—	—	(6,609)
Release of restricted stock	300	3	—	—	—	—	—	3
Tax deficiency of stock compensation	—	—	(609)	—	—	—	—	(609)
Taxes paid related to net share settlement of equity awards	—	—	(1,982)	—	—	—	—	(1,982)
Effective portion of cash flow hedge	—	—	—	—	(250)	—	—	(250)
Net proceeds from sale of warrants	—	—	25,106	—	—	—	—	25,106
Foreign currency translation adjustment	—	—	—	—	(5,627)	—	—	(5,627)
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	375	—	—	375
Purchase of treasury stock	(1,000)	(10)	(4,930)	(6,963)	—	1,000	—	(11,903)
Retirement of treasury stock	—	—	—	—	—	(1,000)	—	—
Net loss attributable to EZCORP, Inc.	—	—	—	(45,740)	—	—	—	(45,740)
Balances at September 30, 2014	53,585	$536	$339,666	$547,177	$(12,191)	—	$—	$875,188

	Restatement Adjustments
Balances at September 30, 2013	$—	$—	$(240)	$(18,632)	$229	$—	$—	$(18,643)
Stock compensation	—	—	(496)	—	—	—	—	(496)
Purchase of subsidiary shares from noncontrolling interest	—	—	(6,666)	—	—	—	—	(6,666)
Foreign currency translation adjustment	—	—	—	—	1,880	—	—	1,880
Net loss attributable to EZCORP, Inc.	—	—	—	(18,959)	—	—	—	(18,959)
Balances at September 30, 2014	$—	$—	$(7,402)	$(37,591)	$2,109	$—	$—	$(42,884)

	As Restated
Balances at September 30, 2013	54,240	$543	$320,537	$581,248	$(6,445)	—	$—	$895,883
Issuance of common stock related to 401(k) match	45	—	557	—	—	—	—	557
Stock compensation	—	—	6,845	—	—	—	—	6,845
Purchase of subsidiary shares from noncontrolling interest	—	—	(13,260)	—	(15)	—	—	(13,275)
Release of restricted stock	300	3	—	—	—	—	—	3
Tax deficiency of stock compensation	—	—	(609)	—	—	—	—	(609)
Taxes paid related to net share settlement of equity awards	—	—	(1,982)	—	—	—	—	(1,982)
Effective portion of cash flow hedge	—	—	—	—	(250)	—	—	(250)
Net proceeds from sale of warrants	—	—	25,106	—	—	—	—	25,106
Foreign currency translation adjustment	—	—	—	—	(3,747)	—	—	(3,747)
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	375	—	—	375
Purchase of treasury stock	(1,000)	(10)	(4,930)	(6,963)	—	1,000	—	(11,903)
Retirement of treasury stock	—	—	—	—	—	(1,000)	—	—
Net loss attributable to EZCORP, Inc.	—	—	—	(64,699)	—	—	—	(64,699)
Balances at September 30, 2014	53,585	$536	$332,264	$509,586	$(10,082)	—	$—	$832,304

The effects of the restatement on our consolidated financial statements as of and for the fiscal year ended September 30, 2013 are set forth below.
EZCORP, Inc. CONSOLIDATED BALANCE SHEET (in thousands, except share and per share amounts)

	September 30, 2013
	As Previously Reported	Restatement Adjustments	As Restated
Assets:
Current assets:
Cash and cash equivalents	$36,317	$(7,217)	$29,100
Restricted cash	3,312	5,864	9,176
Pawn loans	156,637	—	156,637
Consumer loans, net	64,683	(7,803)	56,880
Pawn service charges receivable, net	30,362	—	30,362
Consumer loan fees and interest receivable, net	36,292	(17,243)	19,049
Inventory, net	145,200	—	145,200
Deferred tax asset	13,825	1,477	15,302
Prepaid income taxes	16,105	8,008	24,113
Prepaid expenses and other assets	34,217	(3)	34,214
Total current assets	536,950	(16,917)	520,033
Investments in unconsolidated affiliates	97,085	—	97,085
Property and equipment, net	116,281	—	116,281
Restricted cash, non-current	2,156	1,353	3,509
Goodwill	433,300	—	433,300
Intangible assets, net	63,805	1,586	65,391
Non-current consumer loans, net	70,294	(4,806)	65,488
Deferred tax asset	8,214	23	8,237
Other assets, net	24,105	(461)	23,644
Total assets	$1,352,190	$(19,222)	$1,332,968

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$30,436	$—	$30,436
Current capital lease obligations	533	—	533
Accounts payable and other accrued expenses	79,967	890	80,857
Other current liabilities	22,337	882	23,219
Customer layaway deposits	8,628	—	8,628
Total current liabilities	141,901	1,772	143,673
Long-term debt, less current maturities	215,939	—	215,939
Long-term capital lease obligations	391	—	391
Deferred gains and other long-term liabilities	24,040	5,745	29,785
Total liabilities	382,271	7,517	389,788
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	55,393	(8,096)	47,297
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 56 million at September 30, 2013; issued and outstanding: 51,269,434 at September 30, 2013	513	—	513
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	—	30
Additional paid-in capital	320,777	(240)	320,537
Retained earnings	599,880	(18,632)	581,248
Accumulated other comprehensive loss	(6,674)	229	(6,445)
EZCORP, Inc. stockholders’ equity	914,526	(18,643)	895,883
Total liabilities and stockholders’ equity	$1,352,190	$(19,222)	$1,332,968

EZCORP, Inc. CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended September 30, 2013
	(in thousands, except per share amounts)
	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Merchandise sales	$368,766	$(681)	$368,085
Jewelry scrapping sales	131,702	—	131,702
Pawn service charges	251,354	—	251,354
Consumer loan fees and interest	219,752	(8,127)	211,625
Other revenues	8,547	(1,145)	7,402
Total revenues	980,121	(9,953)	970,168
Merchandise cost of goods sold	218,617	—	218,617
Jewelry scrapping cost of goods sold	96,133	—	96,133
Consumer loan bad debt	40,667	11,827	52,494
Net revenues	624,704	(21,780)	602,924
Operating expenses:
Operations	389,386	814	390,200
Administrative	52,474	(135)	52,339
Depreciation	27,858	—	27,858
Amortization	3,485	—	3,485
Loss on sale or disposal of assets	1,359	—	1,359
Total operating expenses	474,562	679	475,241
Operating income	150,142	(22,459)	127,683
Interest expense, net	15,168	—	15,168
Equity in net income of unconsolidated affiliates	(11,878)	(1,362)	(13,240)
Impairment of investments	44,598	(1,400)	43,198
Other income	(205)	2,282	2,077
Income from continuing operations before income taxes	102,459	(21,979)	80,480
Income tax expense	29,582	(3,384)	26,198
Income from continuing operations, net of tax	72,877	(18,595)	54,282
Loss from discontinued operations, net of tax	(34,452)	1,180	(33,272)
Net income	38,425	(17,415)	21,010
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	4,424	(5,646)	(1,222)
Net loss from discontinued operations attributable to redeemable noncontrolling interest	(76)	—	(76)
Net income attributable to EZCORP, Inc.	$34,077	$(11,769)	$22,308

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$1.28	$(0.25)	$1.03
Discontinued operations	(0.64)	0.02	(0.62)
Basic earnings per share	$0.64	$(0.23)	$0.41

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$1.27	$(0.24)	$1.03
Discontinued operations	(0.64)	0.02	(0.62)
Diluted earnings per share	$0.63	$(0.22)	$0.41

Net income from continuing operations attributable to EZCORP, Inc.	$68,453	$(12,949)	$55,504
Loss from discontinued operations attributable to EZCORP, Inc.	(34,376)	1,180	(33,196)
Net income attributable to EZCORP, Inc.	$34,077	$(11,769)	$22,308

EZCORP, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30, 2013
	(in thousands)
	As Previously Reported	Restatement Adjustments	As Restated
Net income	$38,425	$(17,415)	$21,010
Other comprehensive income:
Foreign currency translation loss	(11,614)	869	(10,745)
Foreign currency translation reclassification adjustment realized upon impairment	221	—	221
Loss on effective portion of cash flow hedge:
Other comprehensive gain before reclassifications	2,388	—	2,388
Amounts reclassified from accumulated other comprehensive income	(2,536)	—	(2,536)
Amounts reclassified from accumulated other comprehensive income	(1,721)	—	(1,721)
Reclassification adjustment for gain on available-for-sale securities included in net income	992	—	992
Income tax benefit	3,633	(287)	3,346
Other comprehensive loss, net of tax	(8,637)	582	(8,055)
Comprehensive income	$29,788	$(16,833)	$12,955
Attributable to redeemable noncontrolling interest:
Net (loss) income	4,348	(5,646)	(1,298)
Foreign currency translation loss	(2,017)	233	(1,784)
Loss on effective portion of cash flow hedge	(59)	—	(59)
Comprehensive (loss) income attributable to redeemable noncontrolling interest	2,272	(5,413)	(3,141)
Comprehensive income attributable to EZCORP, Inc.	$27,516	$(11,420)	$16,096

EZCORP, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended September 30, 2013
	(in thousands)
	As Previously Reported	Restatement Adjustments	As Restated
Operating activities:
Net income	$38,425	$(17,415)	$21,010
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,918	—	34,918
Accretion of debt premium and consumer loan discount, net	(248)	—	(248)
Consumer loan loss provision	30,740	3,406	34,146
Deferred income taxes	(14,854)	(29)	(14,883)
Impairment of intangibles	—	1,600	1,600
Amortization of deferred financing costs	3,208	—	3,208
Amortization of prepaid commissions	4,182	391	4,573
Other	3,713	1,149	4,862
Loss on sale or disposal of assets	7,043	—	7,043
Stock compensation	7,314	(186)	7,128
Income from investments in unconsolidated affiliates	(11,878)	(1,362)	(13,240)
Impairment of investments	44,598	(1,400)	43,198
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(7,143)	10,555	3,412
Inventory, net	(9,722)	—	(9,722)
Prepaid expenses, other current assets and other assets, net	(17,671)	—	(17,671)
Accounts payable and other accrued expenses	16,766	4,517	21,283
Customer layaway deposits	1,416	—	1,416
Deferred gains and other long-term liabilities	(8,898)	(1,352)	(10,250)
Tax benefit from stock compensation	(293)	—	(293)
Prepaid income taxes	(5,775)	(5,880)	(11,655)
Dividends from unconsolidated affiliates	10,632	—	10,632
Net cash provided by operating activities	126,473	(6,006)	120,467
Investing activities:
Loans made	(923,103)	—	(923,103)
Loans repaid	597,528	5,184	602,712
Recovery of pawn loan principal through sale of forfeited collateral	237,717	—	237,717
Additions to property and equipment	(46,698)	—	(46,698)
Acquisitions, net of cash acquired	(14,810)	—	(14,810)
Investments in unconsolidated affiliates	(11,018)	—	(11,018)
Net cash used in investing activities	(160,384)	5,184	(155,200)
Financing activities:
Proceeds from exercise of stock options	45	—	45
Tax benefit from stock compensation	293	—	293
Taxes paid related to net share settlement of equity awards	(3,640)	—	(3,640)
Debt issuance costs	(1,283)	—	(1,283)
Payout of deferred and contingent consideration	(13,277)	—	(13,277)
Purchase of subsidiary shares from noncontrolling interest	(627)	—	(627)
Contributions from noncontrolling interest	5,839	—	5,839
Change in restricted cash	(110)	1,436	1,326
Proceeds from revolving line of credit	510,680	—	510,680
Payments on revolving line of credit	(470,000)	—	(470,000)
Proceeds from borrowings	(15,432)	—	(15,432)
Payments on borrowings and capital lease obligations	9,725	—	9,725
Net cash provided by financing activities	22,213	1,436	23,649
Effect of exchange rate changes on cash and cash equivalents	(462)	822	360
Net decrease in cash and cash equivalents	(12,160)	1,436	(10,724)
Cash and cash equivalents at beginning of period	48,477	(8,653)	39,824
Cash and cash equivalents at end of period	$36,317	$(7,217)	$29,100

Cash paid during the period for:
Interest	$12,553	$—	$12,553
Income taxes	47,108	—	47,108
Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$261,837	$—	$261,837

EZCORP, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

Issuance of common stock due to acquisitions	38,705	—	38,705
Deferred consideration	25,872	—	25,872
Contingent consideration	248	—	248
Change in accrued additions to property and equipment	492	—	492
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	10,404	—	10,404
Purchase of shares from noncontrolling interest	(788)	—	(788)
Issuance of common stock to 401(k) plan	556	—	556

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock		EZCORP, Inc. Stockholders' Equity
	Shares	Par Value		Retained Earnings		Shares	Par Value

	(in thousands)
	As Previously Reported
Balances at September 30, 2012	51,226	$512	$268,626	$565,803	$(113)	—	$—	$834,828
Issuance of common stock related to 401(k) match	30	1	556	—	—	—	—	557
Stock compensation	—	—	7,314	—	—	—	—	7,314
Stock options exercised	18	—	45	—	—	—	—	45
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(1,500)	—	85	—	—	(1,415)
Release of restricted stock	409	4	—	—	—	—	—	4
Excess tax benefit from stock compensation	—	—	293	—	—	—	—	293
Taxes paid related to net share settlement of equity awards	—	—	(3,640)	—	—	—	—	(3,640)
Effective portion of cash flow hedge	—	—	—	—	(89)	—	—	(89)
Unrealized loss on available-for-sale securities	—	—	—	—	(1,119)	—	—	(1,119)
Reclassification adjustment for loss on available-for-sale securities included in net income	—	—	—	—	992	—	—	992
Foreign currency translation adjustment	—	—	—	—	(6,651)	—	—	(6,651)
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	221	—	—	221
Net income attributable to EZCORP, Inc.	—	—	—	34,077	—	—	—	34,077
Balances at September 30, 2013	54,240	$543	$320,777	$599,880	$(6,674)	—	$—	$914,526

	Restatement Adjustments
Balances at September 30, 2012	—	$—	$(54)	$(6,863)	$(120)	—	$—	$(7,037)
Stock compensation	—	—	(186)	—	—	—	—	(186)
Foreign currency translation adjustment	—	—	—	—	349	—	—	349
Net income attributable to EZCORP, Inc.	—	—	—	(11,769)	—	—	—	(11,769)
Balances at September 30, 2013	—	$—	$(240)	$(18,632)	$229	—	$—	$(18,643)

	As Restated
Balances at September 30, 2012	51,226	$512	$268,572	$558,940	$(233)	—	$—	$827,791
Issuance of common stock related to 401(k) match	30	1	556	—	—	—	—	557
Stock compensation	—	—	7,128	—	—	—	—	7,128
Stock options exercised	18	—	45	—	—	—	—	45
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(1,500)	—	85	—	—	(1,415)
Release of restricted stock	409	4	—	—	—	—	—	4
Excess tax benefit from stock compensation	—	—	293	—	—	—	—	293
Taxes paid related to net share settlement of equity awards	—	—	(3,640)	—	—	—	—	(3,640)
Effective portion of cash flow hedge	—	—	—	—	(89)	—	—	(89)
Unrealized loss on available-for-sale securities	—	—	—	—	(1,119)	—	—	(1,119)
Reclassification adjustment for loss on available-for-sale securities included in net income	—	—	—	—	992	—	—	992
Foreign currency translation adjustment	—	—	—	—	(6,302)	—	—	(6,302)
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	221	—	—	221
Net income attributable to EZCORP, Inc.	—	—	—	22,308	—	—	—	22,308
Balances at September 30, 2013	54,240	$543	$320,537	$581,248	$(6,445)	—	$—	$895,883

The effects of the restatement on our consolidated financial statements for the fiscal year ended September 30, 2012 are set forth below.
EZCORP, Inc. CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended September 30, 2012
	(in thousands, except per share amounts)
	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Merchandise sales	$333,064	$—	$333,064
Jewelry scrapping sales	202,481	—	202,481
Pawn service charges	233,538	—	233,538
Consumer loan fees and interest	190,746	(2,998)	187,748
Other revenues	4,673	(787)	3,886
Total revenues	964,502	(3,785)	960,717
Merchandise cost of goods sold	190,637	—	190,637
Jewelry scrapping cost of goods sold	130,715	—	130,715
Consumer loan bad debt	35,639	7,802	43,441
Net revenues	607,511	(11,587)	595,924
Operating expenses:
Operations	328,793	56	328,849
Administrative	47,912	(39)	47,873
Depreciation	21,851	—	21,851
Amortization	1,956	—	1,956
Gain on sale or disposal of assets	(249)	—	(249)
Total operating expenses	400,263	17	400,280
Operating income	207,248	(11,604)	195,644
Interest income, net	(1,549)	—	(1,549)
Equity in net income of unconsolidated affiliates	(17,400)	1,362	(16,038)
Other income	(888)	—	(888)
Income from continuing operations before income taxes	227,085	(12,966)	214,119
Income tax expense	71,165	(3,500)	67,665
Income from continuing operations, net of tax	155,920	(9,466)	146,454
Loss from discontinued operations, net of tax	(5,343)	—	(5,343)
Net income	150,577	(9,466)	141,111
Net income from continuing operations attributable to redeemable noncontrolling interest	6,722	(2,603)	4,119
Net income from discontinued operations attributable to redeemable noncontrolling interest	147	—	147
Net income attributable to EZCORP, Inc.	$143,708	$(6,863)	$136,845

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$2.93	$(0.13)	$2.80
Discontinued operations	(0.11)	—	(0.11)
Basic earnings per share	$2.82	$(0.13)	$2.69

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$2.92	$(0.14)	$2.78
Discontinued operations	(0.11)	—	(0.11)
Diluted earnings per share	$2.81	$(0.14)	$2.67

Net income from continuing operations attributable to EZCORP, Inc.	$149,198	$(6,863)	$142,335
Loss from discontinued operations attributable to EZCORP, Inc.	(5,490)	—	(5,490)
Net income attributable to EZCORP, Inc.	$143,708	$(6,863)	$136,845

EZCORP, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30, 2012
	(in thousands)
	As Previously Reported	Restatement Adjustments	As Restated
Net income	$150,577	$(9,466)	$141,111
Other comprehensive income:
Foreign currency translation loss	(7)	(294)	(301)
Unrealized holding loss on available-for-sale securities arising during period	(735)	—	(735)
Income tax benefit	2,330	94	2,424
Other comprehensive income, net of tax	1,588	(200)	1,388
Comprehensive income	$152,165	$(9,666)	$142,499
Attributable to redeemable noncontrolling interest:
Net income	6,869	(2,603)	4,266
Foreign currency translation gain	955	(80)	875
Comprehensive income attributable to redeemable noncontrolling interest	7,824	(2,683)	5,141
Comprehensive income attributable to EZCORP, Inc.	$144,341	$(6,983)	$137,358

EZCORP, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended September 30, 2012
	(in thousands)
	As Previously Reported	Restatement Adjustments	As Restated
Operating activities:
Net income	$150,577	$(9,466)	141,111
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	25,268	—	25,268
Accretion of debt premium and consumer loan discount, net	(15,091)	—	(15,091)
Consumer loan loss provision	17,833	2,407	20,240
Deferred income taxes	2,761	(1,471)	1,290
Amortization of deferred financing costs	2,478	—	2,478
Amortization of prepaid commissions	396	71	467
Gain on sale or disposal of assets	(1)	—	(1)
Stock compensation	6,714	(54)	6,660
Income from investments in unconsolidated affiliates	(17,400)	1,362	(16,038)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(5,359)	6,689	1,330
Inventory, net	(4,017)	—	(4,017)
Prepaid expenses, other current assets and other assets, net	(15,196)	—	(15,196)
Accounts payable and other accrued expenses	4,347	(2,751)	1,596
Customer layaway deposits	218	—	218
Deferred gains and other long-term liabilities	(8,782)	3,539	(5,243)
Tax benefit from stock compensation	(1,602)	—	(1,602)
Prepaid income taxes	(7,787)	(2,128)	(9,915)
Dividends from unconsolidated affiliates	5,560	—	5,560
Net cash provided by operating activities	140,917	(1,802)	139,115
Investing activities:
Loans made	(802,896)	—	(802,896)
Loans repaid	520,193	2,002	522,195
Recovery of pawn loan principal through sale of forfeited collateral	240,381	—	240,381
Additions to property and equipment	(45,796)	—	(45,796)
Acquisitions, net of cash acquired	(128,647)	—	(128,647)
Net cash used in investing activities	(216,765)	2,002	(214,763)
Financing activities:
Proceeds from exercise of stock options	649	—	649
Tax provision from stock compensation	1,602	—	1,602
Taxes paid related to net share settlement of equity awards	(1,184)	—	(1,184)
Debt issuance costs	(3,225)	—	(3,225)
Change in restricted cash	(5,482)	(8,653)	(14,135)
Proceeds from revolving line of credit	792,927	—	792,927
Payments on revolving line of credit	(679,986)	—	(679,986)
Proceeds from borrowings	2,461	—	2,461
Payments on borrowings and capital lease obligations	(8,496)	—	(8,496)
Net cash provided by financing activities	99,266	(8,653)	90,613
Effect of exchange rate changes on cash and cash equivalents	1,090	(200)	890
Net increase in cash and cash equivalents	24,508	(8,653)	15,855
Cash and cash equivalents at beginning of period	23,969	—	23,969
Cash and cash equivalents at end of period	$48,477	$(8,653)	$39,824

Cash paid during the period for:
Interest	$2,480	$—	$2,480
Income taxes	83,010	—	83,010

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$248,090	$—	$248,090
Issuance of common stock due to acquisitions	17,984	—	17,984
Deferred consideration	938	—	938
Contingent consideration	23,432	—	23,432
Issuance of common stock to 401(k) plan	459	—	459

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	EZCORP, Inc. Stockholders' Equity
	Shares	Par Value		Retained Earnings

	(in thousands)
	As Previously Reported
Balances at September 30, 2011	50,199	$501	$242,398	$422,095	$(746)	$664,248
Issuance of common stock related to 401(k) match	19	—	459	—	—	459
Stock compensation	—	—	6,714	—	—	6,714
Stock options exercised	201	2	647	—	—	649
Issuance of common stock due to acquisitions	635	6	17,992	—	—	17,998
Release of restricted stock	172	1	—	—	—	1
Excess tax benefit from stock compensation	—	2	1,600	—	—	1,602
Taxes paid related to net share settlement of equity awards	—	—	(1,184)	—	—	(1,184)
Unrealized loss on available-for-sale securities	—	—	—	—	(478)	(478)
Foreign currency translation adjustment	—	—	—	—	1,111	1,111
Net income attributable to EZCORP, Inc.	—	—	—	143,708	—	143,708
Balances at September 30, 2012	51,226	$512	$268,626	$565,803	$(113)	$834,828

	Restatement Adjustments
Balances at September 30, 2011	—	$—	$—	$—	$—	$—
Stock compensation	—	—	(54)	—	—	(54)
Foreign currency translation adjustment	—	—	—	—	(120)	(120)
Net income attributable to EZCORP, Inc.	—	—	—	(6,863)	—	(6,863)
Balances at September 30, 2012	—	$—	$(54)	$(6,863)	$(120)	$(7,037)

	As Restated
Balances at September 30, 2011	50,199	$501	$242,398	$422,095	$(746)	$664,248
Issuance of common stock related to 401(k) match	19	—	459	—	—	459
Stock compensation	—	—	6,660	—	—	6,660
Stock options exercised	201	2	647	—	—	649
Issuance of common stock due to acquisitions	635	6	17,992	—	—	17,998
Release of restricted stock	172	1	—	—	—	1
Excess tax benefit from stock compensation	—	2	1,600	—	—	1,602
Taxes paid related to net share settlement of equity awards	—	—	(1,184)	—	—	(1,184)
Unrealized loss on available-for-sale securities	—	—	—	—	(478)	(478)
Foreign currency translation adjustment	—	—	—	—	991	991
Net income attributable to EZCORP, Inc.	—	—	—	136,845	—	136,845
Balances at September 30, 2012	51,226	$512	$268,572	$558,940	$(233)	$827,791
See Note 19 for the restated unaudited financial statements for each of the fiscal quarters within fiscal 2014, 2013 and 2012 (other than the first quarter of fiscal 2012, which was not restated).
NOTE 3: DISCONTINUED OPERATIONS AND RESTRUCTURING (AS RESTATED)
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

The table below summarizes the operating losses from discontinued operations by operating segment:

	Fiscal Year Ended September 30,
	2014	2013	2012

	As Restated (See Note 2)
	(in thousands)
U.S. & Canada:
Net revenues	$6,717	$8,739	$6,545
Expenses	13,163	22,548	10,910
Operating loss from discontinued operations before taxes	(6,446)	(13,809)	(4,365)
Total termination costs related to the reorganization	48,126	13,049	—
Loss from discontinued operations before taxes	(54,572)	(26,858)	(4,365)
Income tax benefit (provision)	19,819	4,144	(77)
Loss from discontinued operations, net of tax	$(34,753)	$(22,714)	$(4,442)

Latin America:
Net revenues	$(1,504)	$5,215	$3,645
Expenses	398	4,461	4,560
Operating (loss) income from discontinued operations before taxes	(1,902)	754	(915)
Total termination (benefits) costs related to the reorganization	(2,037)	9,141	—
Income (loss) from discontinued operations before taxes	135	(8,387)	(915)
Income tax (provision) benefit	(41)	2,516	307
Income (loss) from discontinued operations, net of tax	$94	$(5,871)	$(608)

Other International:
Net revenues	$7,036	$12,767	$6,528
Expenses	11,301	17,454	6,734
Operating loss from discontinued operations before taxes	(4,265)	(4,687)	(206)
Total termination costs related to the reorganization	53,100	—	—
Loss from discontinued operations before taxes	(57,365)	(4,687)	(206)
Income tax provision	—	—	(87)
Loss from discontinued operations, net of tax	(57,365)	(4,687)	(293)
Net (loss) income from discontinued operations attributable to redeemable noncontrolling interest	—	(76)	147
Net loss from discontinued operations	$(57,365)	$(4,611)	$(440)

Consolidated:
Net revenues	$12,249	$26,721	$16,718
Expenses	24,862	44,463	22,204
Operating loss from discontinued operations before taxes	(12,613)	(17,742)	(5,486)
Total termination costs related to the reorganization*	99,189	22,190	—
Loss from discontinued operations before taxes	(111,802)	(39,932)	(5,486)
Income tax benefit	19,778	6,660	143
Loss from discontinued operations, net of tax	(92,024)	(33,272)	(5,343)
Net (loss) income from discontinued operations attributable to redeemable noncontrolling interest	—	(76)	147
Net loss from discontinued operations	$(92,024)	$(33,196)	$(5,490)

*	Fiscal 2014 includes a $3.3 million benefit related to the fiscal 2013 reorganization due to differences between the initial estimated termination costs and the final amounts settled during the year.

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
NOTE 4: ACQUISITIONS (AS RESTATED)
During the fiscal year ended September 30, 2014, we had no acquisitions accounted for as a business combination.
The following tables provide information related to the acquisitions of domestic and foreign retail and financial services locations during the year ended September 30, 2013:

	Fiscal Year Ended September 30, 2013
	Go Cash	Other Acquisitions
Number of asset purchase acquisitions	1	1
Number of stock purchase acquisitions	—	3

U.S. stores acquired	—	12
Foreign stores acquired	—	26
Total stores acquired	—	38

	Fiscal Year Ended September 30, 2013
	Go Cash	Other Acquisitions
	(in thousands)
Consideration:
Cash	$—	$17,980
Equity instruments	27,776	10,929
Deferred consideration	23,000	2,872
Contingent consideration	4,792	6,078
Fair value of total consideration transferred	55,568	37,859
Cash acquired	—	(3,040)
Total purchase price	$55,568	$34,819

	Fiscal Year Ended September 30, 2013
	Go Cash	Other Acquisitions
	(in thousands)
Current assets:
Pawn loans	$—	$5,714
Consumer loans, net	—	1,470
Service charges and fees receivable, net	23	399
Inventory, net	—	2,441
Prepaid expenses and other assets	120	508
Total current assets	143	10,532
Property and equipment, net	268	1,078
Goodwill	44,020	17,187
Non-current consumer loans, net	—	3,336
Intangible assets	11,215	5,871
Other assets	124	314
Total assets	$55,770	$38,318
Current liabilities:
Accounts payable and other accrued expenses	$202	$560
Customer layaway deposits	—	103
Total current liabilities	202	663
Total liabilities	202	663
Redeemable noncontrolling interest	—	2,836
Net assets acquired	$55,568	$34,819

Goodwill deductible for tax purposes	$44,020	$—
Indefinite-lived intangible assets acquired:
Domain name	$215	$—
Definite-lived intangible assets acquired (1):
Internally developed software	$11,000	$66
Non-compete agreements	—	30
Contractual relationship	—	2,589
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
On September 30, 2014, the Company’s Board of Directors, on management’s recommendation, approved a plan to exit our online lending business in the United States and the United Kingdom, and as a result of this plan, our online payday loan operations in Go Cash have been included as discontinued operations as of September 30, 2014. As part of discontinuing the Go Cash business, we reversed the previously recorded $4.8 million liability for contingent consideration. We will continue to make installment payments on the outstanding consideration of $12.0 million as of September 30, 2014. Refer to Note 3 for further detail on discontinued operations.
TUYO
On November 1, 2012, we acquired a 51% interest in Renueva Comercial S.A.P.I. de C.V., a company headquartered in Mexico City and doing business under the name "TUYO", for approximately $1.1 million. On January 1, 2014, we acquired an additional 8% interest in TUYO for $1.1 million, increasing our ownership percentage to 59%. This transaction was treated as an equity transaction and not an adjustment to the purchase price of the initial controlling interest acquisition of TUYO. Refer to Note 12 for further detail. As of September 30, 2014, TUYO owned and operated 19 stores in Mexico City and the surrounding metropolitan area. In these stores, TUYO buys quality used merchandise from customers and then resells that merchandise to other customers. TUYO also sells refurbished or other merchandise acquired in bulk from wholesalers. As this acquisition was individually immaterial, we present its related information, other than information related to the redeemable noncontrolling interest, combined with other immaterial acquisitions.
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

The acquisition date fair value of the TUYO redeemable noncontrolling interest was estimated by applying an income and market approach. This fair value measurement was based on significant inputs that are not observable in the market and thus represents a Level 3 measurement. Key assumptions include discount rates of 10% and 18% representing discounts for lack of control and lack of marketability, respectively, that market participants would consider when estimating the fair value of the noncontrolling interest. The fair market value of TUYO was determined using a multiple of future earnings. See Note 22 for additional details relating to the fair value disclosures.
Other - 2013
On April 26, 2013, Grupo Finmart, our 76% owned subsidiary, purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company. The total purchase price is performance-based and will be determined over a period of four years. Total consideration due on January 2, 2017 is based on interest income generated by the acquired portfolios and new loans made through Fondo ACH's contractual relationships. We estimate the contingent liability to be valued at $5.9 million as of September 30, 2013, the year of acquisition. As this acquisition was individually immaterial, we present its related information combined with other immaterial acquisitions, including any subsequent adjustments to the fair market value of contingent consideration.
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
NOTE 5: EARNINGS PER SHARE (AS RESTATED)
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

Components of basic and diluted (loss) earnings per share and excluded anti-dilutive potential common shares are as follows:

	Fiscal Year Ended September 30,
	2014		2013	2012
	As Restated (See Note 2)
	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP, Inc. (A)	$27,325		$55,504	$142,335
Loss from discontinued operations, net of tax (B)	(92,024)		(33,196)	(5,490)
Net (loss) income attributable to EZCORP (C)	$(64,699)		$22,308	$136,845

Weighted average outstanding shares of common stock (D)	54,148		53,657	50,877
Dilutive effect of stock options and restricted stock	144		80	256
Weighted average common stock and common stock equivalents (E)	54,292		53,737	51,133

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations (A / D)	$0.50		$1.03	$2.80
Discontinued operations (B / D)	(1.70)		(0.62)	(0.11)
Basic (loss) earnings per share (C / D)	$(1.20)		$0.41	$2.69

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations (A / E)	$0.50		$1.03	$2.78
Discontinued operations (B / E)	(1.69)	*	(0.62)	(0.11)
Diluted (loss) earnings per share (C / E)	$(1.19)	*	$0.41	$2.67

Potential common shares excluded from the calculation of diluted (loss) earnings per share:
Stock options and restricted stock	208		—	56
Warrants	14,317		—	—
Total potential common shares excluded	14,525		—	56
* Amounts exclude antidilutive effect of stock options and restricted stock under ASC 260-10-45-18.
NOTE 6: STRATEGIC INVESTMENTS (AS RESTATED)
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

In fiscal 2014, 2013 and 2012 our equity in Cash Converters International’s net income was $7.1 million, $11.0 million and $8.5 million, respectively. Additionally, in fiscal 2014, 2013 and 2012 we recorded dividends from Cash Converters International of $5.1 million, $5.1 million and $4.4 million, respectfully. Cash Converters International’s accumulated undistributed after-tax earnings included in our consolidated retained earnings were $19.3 million at September 30, 2014.
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
At September 30, 2014, the recorded balance of our investment in Cash Converters International, accounted for on the equity method, was $91.8 million. Because Cash Converters International publicly reports its financial results only semi-annually as of June 30 and December 31, the latest Cash Converters International figures available are as of June 30, 2014, at which point our equity in net assets of Cash Converters International was $73.6 million. The difference between the recorded balance and our equity in Cash Converters International’s net assets represents the $19.2 million of equity method goodwill, plus the cumulative difference resulting from Cash Converters International’s earnings, dividend payments and translation gains and losses since the dates of investment.
Albemarle & Bond Holdings, PLC
Prior to its bankruptcy reorganization, Albemarle & Bond Holdings, PLC (“Albemarle & Bond”) was primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. In fiscal year 2014 and 2013 we owned

16,644,640 ordinary shares of Albemarle & Bond, representing almost 30% of its total outstanding shares. We accounted for the investment using the equity method.

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
The table below summarizes the carrying amount and fair value of each of these strategic investments at the dates indicated. These fair values for Cash Converters International at September 30, 2014 and 2013 are considered Level 1 estimates within the fair value hierarchy of FASB ASC 820-10-50, and were calculated as (a) the quoted stock price on the Australian Stock Exchange as of September 30, 2014 and 2013 multiplied by (b) the number of shares we owned as of September 30, 2014 and 2013 multiplied by (c) the applicable foreign currency exchange rate as of September 30, 2014 and 2013. We included no control premium for owning a large percentage of outstanding shares.
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

	September 30,
	2014	2013
	(in thousands of U.S. dollars)
Albemarle & Bond:
Carrying amount	$—	$9,439
Fair value	—	9,439
Cash Converters International:
Carrying amount	$91,781	$87,646
Fair value	128,956	165,663

NOTE 7: PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows:

	September 30,
	2014			2013
	Carrying Amount	Accumulated Depreciation	Net Book Value	Carrying Amount	Accumulated Depreciation	Net Book Value
	(in thousands)
Land	$4	$—	$4	$4	$—	$4
Buildings and improvements	95,365	(45,893)	49,472	119,489	(71,040)	48,449
Furniture and equipment	101,206	(54,498)	46,708	126,619	(76,227)	50,392
Capital lease equipment	1,600	(756)	844	1,600	(436)	1,164
Software	36,194	(30,136)	6,058	34,727	(27,261)	7,466
Construction in progress	2,814	—	2,814	8,806	—	8,806
Total	$237,183	$(131,283)	$105,900	$291,245	$(174,964)	$116,281
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

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS (AS RESTATED)
The following table presents the balance of each major class of indefinite-lived intangible assets:

	September 30,
	2014	2013
		As Restated (See Note 2)
	(in thousands)
Pawn licenses	$8,836	$8,836
Trade name	6,990	8,191
Domain name	13	215
Total	$15,839	$17,242
The following table presents the changes in the carrying value of goodwill, by segment, during the periods presented:

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances at September 30, 2012	$224,306	$110,401	$39,956	$374,663
Acquisitions	54,133	2,282	—	56,415
Measurement period adjustment*	4,792	—	—	4,792
Goodwill impairment	(32)	—	—	(32)
Effect of foreign currency translation changes	—	(2,474)	(64)	(2,538)
Balances at September 30, 2013	$283,199	$110,209	$39,892	$433,300
Goodwill impairment	(44,020)	—	(40,138)	(84,158)
Effect of foreign currency translation changes	—	(2,811)	246	(2,565)
Balances at September 30, 2014	$239,179	$107,398	$—	$346,577
*Measurement period adjustment related to Go Cash acquisition. See Note 4 for details.
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets:

	September 30,
	2014			2013
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value
	As Restated (See Note 2)
	(in thousands)
Real estate finders’ fees	$1,500	$(713)	$787	$1,496	$(594)	$902
Non-compete agreements	3,823	(3,432)	391	4,070	(3,397)	673
Favorable lease	1,001	(484)	517	1,001	(387)	614
Franchise rights	1,432	(210)	1,222	1,551	(163)	1,388
Contractual relationship	17,640	(4,418)	13,222	19,805	(2,580)	17,225
Internally developed software	23,851	(5,092)	18,759	26,153	(4,065)	22,088
Deferred financing costs	19,236	(4,093)	15,143	11,647	(6,614)	5,033
Other	547	(341)	206	541	(315)	226
Total	$69,030	$(18,783)	$50,247	$66,264	$(18,115)	$48,149

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

At September 30, 2014, we recorded total pre-tax goodwill impairment charges of $84.2 million, of which $44.0 million ($28.2 million, net of taxes) related to our U.S. and Canada segment and $40.1 million (no tax effect) related to our other international segment as a result of the discontinued operations described in Note 3. At September 30, 2014, we recorded the following pre-tax charges: a $2.8 million (no tax effect) impairment charge to trade names related to our other international segment, a $0.2 million ($0.1 million, net of taxes) impairment charge to domain names related to our U.S. and Canada segment, and a $7.0 million ($4.5 million, net of taxes) and $0.3 million (no tax effect) impairment charge to internally developed software related to our U.S. and Canada and other international segments, respectively. We performed our impairment analysis utilizing the income approach. This approach uses future cash flows and estimated terminal values (discounted using a market participant perspective) to determine the fair value of each intangible asset. These impairment charges were recorded under “Loss from discontinued operations, net of tax” in our consolidated statements of operations.

Additionally, in September 2014, we recorded a $1.6 million impairment of internally developed software, included in “Administrative” expense in our consolidated statements of operations.

All recorded impairment charges are attributable to our fiscal 2014 fourth quarter plan to re-focus on our core businesses and discontinue our online lending business, which was approved by our Board of Directors on September 30, 2014. As a result of this plan, we discontinued our online lending business in the U.K. (conducted under the name “Cash Genie”) and our online lending business in the U.S. (referred to as “EZOnline”). See Note 3 for further detail on discontinued operations.
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

NOTE 9: ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES (AS RESTATED)
Accounts payable and other accrued expenses consisted of the following:

	September 30,
	2014	2013
	As Restated (See Note 2)
	(in thousands)
Trade accounts payable	$30,288	$22,014
Accrued payroll	14,260	9,333
Bonus accrual	6,300	7,528
Other payroll related expenses	4,137	4,265
Accrued interest	3,337	1,414
Accrued rent and property taxes	14,064	13,350
Accrual for expected losses on credit service letters of credit	4,708	2,623
Collected funds payable to unaffiliated lenders under credit service programs	1,026	1,036
Deferred revenues	7,038	5,464
Other accrued expenses	9,835	13,830
	$94,993	$80,857
Other current liabilities consisted of the following:

	September 30,
	2014	2013
	As Restated (See Note 2)
	(in thousands)
Deferred consideration payable	$8,595	$11,524
Contingent consideration payable	—	11,695
	$8,595	$23,219

NOTE 10: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS (AS RESTATED)
The following table presents our long-term debt instruments and balances under capital lease obligations outstanding at September 30, 2014 and 2013. The non-recourse debt matures at various months in the years so indicated in the table below:

	September 30, 2014		September 30, 2013
	Carrying Amount	Debt Premium (Discount)	Carrying Amount	Debt Premium
	As Restated (See Note 2)
	(in thousands)
Recourse to EZCORP:
Domestic line of credit up to $200 million due 2015	$—	$—	$140,900	$—
2.125% Cash Convertible Senior Notes Due 2019	185,693	(44,307)	—	—
Cash Convertible Senior Notes Due 2019 embedded derivative	36,994	—	—	—
Capital lease obligations	418	—	924	—
Non-recourse to EZCORP:
Secured foreign currency debt up to $4 million due 2014	63	3	1,207	99
Secured foreign currency debt up to $9 million due 2014	86	—	—	—
Secured foreign currency debt up to $5 million due 2015	—	—	6,281	—
Secured foreign currency debt up to $9 million due 2016	4,796	—	—	—
Secured foreign currency debt up to $23 million due 2017	22,240	—	22,822	—
Consumer loans facility due 2017	—	—	31,951	—
Consumer loans facility due 2019	54,045	—	—	—
10% unsecured notes due 2013	—	—	503	—
15% unsecured notes due 2013	—	—	12,884	244
10% unsecured notes due 2014	1,158	—	8,925	—
11% unsecured notes due 2014	—	—	110	—
9% unsecured notes due 2015	29,875	—	16,068	—
10% unsecured notes due 2015	943	—	418	—
11% unsecured notes due 2015	4,897	—	—	—
15% secured notes due 2015	—	—	4,185	381
17% secured notes due 2015 consolidated from VIEs	3,207	—	—	—
10% unsecured notes due 2016	118	—	121	—
12% secured notes due 2016	3,881	174	—	—
15% secured notes due 2016 consolidated from VIEs	9,638	—	—	—
11% secured notes due 2017 consolidated from VIEs	14,982	—	—	—
11% secured notes due 2017 consolidated from VIEs	13,590	—	—	—
15% secured notes due 2017 consolidated from VIEs	19,645	—	—	—
12% secured notes due 2020	22,314	—	—	—
Total	428,583	(44,130)	247,299	724
Less current portion	36,529	177	30,969	543
Total long-term debt and capital lease obligations	$392,054	$(44,307)	$216,330	$181
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
Non-recourse debt to EZCORP, Inc.
On January 30, 2012, we acquired a 60% ownership interest in Grupo Finmart. On June 30, 2014, we acquired an additional 16% of the ordinary shares outstanding of Grupo Finmart, increasing our ownership percentage from 60% to 76%. Non-recourse debt amounts in the table above represent Grupo Finmart’s third-party debt. All unsecured notes are collateralized with Grupo Finmart’s assets. All foreign currency debt is guaranteed by Grupo Finmart's loan portfolio or collateralized cash at Grupo Finmart’s option. As of September 30, 2014, Grupo Finmart’s foreign currency debt, excluding amounts pertaining to the VIEs, was guaranteed by consumer loans totaling $13.9 million, included in “Consumer loans, net” and “Non-current consumer loans, net” in our consolidated balance sheets, and collateralized cash totaling $37.7 million, included in “Restricted cash” and “Restricted cash, non-current” in our consolidated balance sheets.
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

As of September 30, 2014, borrowings under the securitization borrowing facility due 2019 amounted to $54.0 million. Interest is charged at TIIE plus a 2.5% margin, or a total of 5.8% as of September 30, 2014.
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
Secured Notes Consolidated from VIEs
During the year ended September 30, 2014, Grupo Finmart entered into three separate agreements with third party investors and variable interest entities (“VIEs”) to securitize selected loans providing asset backed financing for operations. The VIEs issued promissory notes to the third party first beneficiaries of the VIEs. The VIEs are referred to as VIE C, VIE B and VIE A. The debt described below is collateralized by all of the assets of the VIEs as presented in footnote 1 to our consolidated balance sheets. See discussion of the VIEs in Note 25.
In October 2013, VIE C issued $9.3 million of 17% Notes due May 2015 and $10.0 million of 15% Notes due October 2016 to the first beneficiary of VIE C. The debt was collateralized with the principal and interest collected from loan portfolios of VIE C. The 17% Notes due May 2015 and the 15% Notes due October 2016 require monthly payments of approximately $0.5 million and $0.4 million, respectively, comprised of interest and principal.
In March 2014, VIE B issued $16.0 million of 11% Notes due April 2017 to the first beneficiary of VIE B. In June 2014, VIE B issued $16.5 million of 11% Notes due July 2017 to the first beneficiary of VIE B. The debt was collateralized with the principal and interest collected from loan portfolios of VIE B. The 11% Notes due April 2017 and the 11% Notes due July 2017 require monthly payments of approximately $0.3 million each, comprised of interest and principal.

In June 2014, VIE A issued $21.8 million of 14.5% Notes due October 2017 to the first beneficiary of VIE A. The debt was collateralized with the principal and interest collected from loan portfolios of VIE A. The 14.5% Notes due October 2017 require monthly payments of approximately $0.3 million, comprised of interest and principal.
In October 2014, VIE B issued $43.8 million of 11.0% Notes due October 2017 to the first beneficiary of VIE B. The debt was collateralized with the principal and interest collected from loan portfolios of VIE B. The 11% Notes due October 2017 require monthly payments of approximately $0.7 million, comprised of interest and principal.
NOTE 11: COMMON STOCK, OPTIONS AND STOCK COMPENSATION (AS RESTATED)
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

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands)
Shares issued due to acquisitions	—	1,965	635
Shares issued due to purchase of subsidiary shares from noncontrolling interest	—	592	—
Our net income includes the following compensation costs related to our stock compensation arrangements:

	Fiscal Year Ended September 30,
	2014	2013	2012
	As Restated (See Note 2)
	(in thousands)
Gross compensation costs:
Restricted stock	$6,845	$7,128	$6,660
Total gross compensation costs	6,845	7,128	6,660
Income tax benefits:
Stock options	—	—	(39)
Restricted stock	(3,576)	(2,460)	(2,164)
Total income tax benefits	(3,576)	(2,460)	(2,203)
Net compensation expense	$3,269	$4,668	$4,457
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
In June 2014, in connection with the issuance of the Convertible Notes discussed in Note 10, we repurchased 1.0 million shares of outstanding Class A Common Stock in privately negotiated transactions for an aggregate purchase price of $11.9 million. We recognized the total amount of the repurchased shares in Treasury Stock on our consolidated balance sheets. In July 2014, we retired all 1.0 million of the previously repurchased shares. At September 30, 2014, total outstanding Treasury Stock on our consolidated balance sheets was zero.

NOTE 12: REDEEMABLE NONCONTROLLING INTEREST (AS RESTATED)
The following table provides a summary of the activities in our redeemable noncontrolling interest during the years ended September 30, 2014 and 2013:

Redeemable Noncontrolling Interest
As Restated (See Note 2)
(in thousands)
Balance as of September 30, 2012	$50,998
Acquisition of redeemable noncontrolling interest	2,836
Sale of additional shares to parent	(9,531)
Net loss attributable to redeemable noncontrolling interest	(1,298)
Contribution to maintain ownership percentage	6,135
Foreign currency translation adjustment attributable to noncontrolling interest	(1,784)
Effective portion of cash flow hedge	(59)
Balance as of September 30, 2013	$47,297
Sale of additional shares to parent	(15,496)
Net loss attributable to redeemable noncontrolling interest	(7,387)
Foreign currency translation adjustment attributable to noncontrolling interest	(1,460)
Effective portion of cash flow hedge	(154)
Balance as of September 30, 2014	$22,800
On November 1, 2012, we acquired a 51% interest in TUYO. See Note 4. On January 1, 2014, we acquired an additional 8% interest in TUYO for $1.1 million, increasing our ownership percentage to 59%.
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

NOTE 13: INCOME TAXES (AS RESTATED)
The following table shows the significant components of the income tax provision from continuing operations:

	Fiscal Year Ended September 30,
	2014	2013	2012
	As Restated (See Note 2)
	(in thousands)
Current:
Federal	$21,928	$39,641	$58,736
State and foreign	(10,498)	1,490	7,667
	11,430	41,131	66,403
Deferred:
Federal	(1,220)	(17,689)	1,894
State and foreign	(4,954)	2,756	(632)
	(6,174)	(14,933)	1,262
Total income tax expense	$5,256	$26,198	$67,665
The following table shows a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes attributable to continuing operations:

	Fiscal Year Ended September 30,
	2014	2013	2012
	As Restated (See Note 2)
	(in thousands)
Income taxes at the federal statutory rate	$8,818	$28,170	$74,942
Non-deductible expense related to incentive stock options	—	—	(633)
State income tax, net of federal benefit	(910)	1,169	272
Change in valuation allowance	481	681	1,099
Federal tax credits	(124)	(314)	(923)
Foreign tax credit	(2,174)	(3,263)	(4,342)
Foreign rate differential	(445)	85	(2,842)
Other	(390)	(330)	92
Total income tax expense	$5,256	$26,198	$67,665
Effective tax rate	21%	33%	32%
Our effective tax rates were approximately 21%, 33% and 32% for the fiscal years ended September 30, 2014, 2013 and 2012, respectively.

The following table shows significant components of our deferred tax assets and liabilities:

	September 30,
	2014	2013
	As Restated (See Note 2)
	(in thousands)
Deferred tax assets:
Albemarle & Bond loss carryforward	$4,067	$15,020
Tax over book inventory	15,599	12,520
Accrued liabilities	16,536	15,340
Pawn service charges receivable	3,450	3,450
Tax over book depreciation	1,066	—
State and foreign net operating loss carry-forwards	198	659
Total deferred tax assets	40,916	46,989
Deferred tax liabilities:
Tax over book amortization	—	12,593
Foreign income and dividends	476	5,371
Tax over book depreciation	8,299	2,026
Stock compensation	875	1,442
Prepaid expenses	1,388	1,359
Total deferred tax liabilities	11,038	22,791
Net deferred tax asset	29,878	24,198
Valuation allowance	(164)	(659)
Net deferred tax asset	$29,714	$23,539
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
NOTE 14: RELATED PARTY TRANSACTIONS
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
NOTE 15: LEASES
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
NOTE 16: EMPLOYMENT AGREEMENTS
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

NOTE 17: RETIREMENT PLANS
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
NOTE 18: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including the following. While we cannot determine the ultimate outcome of any of these matters, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity. However, we cannot give any assurance as to their ultimate outcome. We have not recorded a liability for any of these matters as of September 30, 2014 because we do not believe at this time that any loss is probable or that the amount of any loss can be reasonably estimated. For a description of additional federal securities litigation directly relating to the restatement of our financial statements described in the Explanatory Note immediately preceding Part I, see Note 26.
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

NOTE 19: QUARTERLY INFORMATION (UNAUDITED AND AS RESTATED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	As Restated (See Note 2)
	(in thousands, except per share amounts)
Year Ended September 30, 2014
Total revenues	$253,756	$245,131	$223,134	$235,625
Net revenues	151,407	149,921	135,588	133,313
(Loss) income from continuing operations, net of tax	19,669	5,223	3,669	(8,623)
Loss from discontinued operations, net of tax	(2,735)	(634)	(2,076)	(86,579)
Net (loss) income	16,934	4,589	1,593	(95,202)
Net income from continuing operations attributable to redeemable noncontrolling interest	(1,796)	(1,553)	(2,337)	(1,701)
Net (loss) income attributable to EZCORP, Inc.	$18,730	$6,142	$3,930	$(93,501)

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.40	$0.12	$0.11	$(0.13)
Discontinued operations	(0.05)	(0.01)	(0.04)	(1.62)
Basic (loss) earnings per share	$0.35	$0.11	$0.07	$(1.75)

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.39	$0.12	$0.11	$(0.13)
Discontinued operations	(0.05)	(0.01)	(0.04)	(1.62)
Diluted (loss) earnings per share	$0.34	$0.11	$0.07	$(1.75)

Year Ended September 30, 2013
Total revenues	$261,239	$256,890	$223,451	$228,588
Net revenues	161,102	159,542	141,728	140,552
(Loss) income from continuing operations, net of tax	29,555	32,670	15,241	(23,184)
Loss from discontinued operations, net of tax	(2,562)	(3,425)	(22,289)	(4,996)
Net (loss) income	26,993	29,245	(7,048)	(28,180)
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	26	(995)	(152)	(101)
Net (loss) income from discontinued operations attributable to redeemable noncontrolling interest	(106)	12	54	(36)
Net (loss) income attributable to EZCORP, Inc.	$27,073	$30,228	$(6,950)	$(28,043)

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.57	$0.63	$0.28	$(0.42)
Discontinued operations	(0.05)	(0.06)	(0.41)	(0.10)
Basic (loss) earnings per share	$0.52	$0.57	$(0.13)	$(0.52)

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.57	$0.63	$0.28	$(0.43)
Discontinued operations	(0.05)	(0.06)	(0.41)	(0.10)
Diluted (loss) earnings per share	$0.52	$0.57	$(0.13)	$(0.53)
Financial information in the table above has been adjusted to reflect reclassification of all discontinued operations.

We recorded total pre-tax charges of $103.1 million and $6.7 million pertaining to discontinued operations and restructuring, respectively, during the quarter ended September 30, 2014 as further discussed in Note 3. We recorded total pre-tax charges of $22.2 million pertaining to discontinued operations during the quarter ended September 30, 2013 as further discussed in Note 3.
We recorded impairments of investments of $7.9 million and $43.2 million (primarily comprising $42.5 million impairment of Albemarle & Bond) during the quarters ended March 31, 2014 and September 30, 2013, respectively, as further discussed in Note 6.
Impact of Restatement Adjustments on Unaudited Quarterly Financial Statements
Year Ended September 30, 2014 (Fiscal 2014)
The following tables summarize the impact of the restatement adjustments for each quarterly period within fiscal 2014.

	Fiscal 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	September 30, 2014
	(in thousands)
Income from continuing operations before income taxes (as previously reported)	$37,847	$14,035	$19,207	$1,611	$72,700
Asset sale impact	(3,221)	(3,590)	(8,661)	(9,804)	(25,276)
Portfolio review impact	(9,430)	(5,259)	(6,970)	(6,240)	(27,899)
Other impacts	(704)	889	499	4,985	5,669
Net impact of adjustments	(13,355)	(7,960)	(15,132)	(11,059)	(47,506)
Income (loss) from continuing operations before income taxes (as restated)	$24,492	$6,075	$4,075	$(9,448)	$25,194

	Fourth Quarter of Fiscal 2014			Third Quarter of Fiscal 2014
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Results of Operations:
Total revenues	$242,209	$(6,584)	$235,625	$232,602	$(9,468)	$223,134
Net revenues	142,810	(9,497)	133,313	149,951	(14,363)	135,588
Operating expenses	137,813	(2,140)	135,673	127,155	(852)	126,303
Non-operating expenses	3,386	3,702	7,088	3,589	1,621	5,210
(Loss) income from continuing operations before income taxes	1,611	(11,059)	(9,448)	19,207	(15,132)	4,075
Income tax (benefit) expense	2,342	(3,167)	(825)	4,303	(3,897)	406
(Loss) income from continuing operations, net of tax	$(731)	$(7,892)	$(8,623)	$14,904	$(11,235)	$3,669
Net (loss) income attributable to EZCORP, Inc.	$(87,807)	$(5,694)	$(93,501)	$11,506	$(7,576)	$3,930
Diluted (loss) earnings per share attributable to EZCORP, Inc.	$(1.64)	$(0.11)	$(1.75)	$0.21	$(0.14)	$0.07
Balance Sheet Data:
Total current assets	$676,361	$(41,498)	$634,863	$646,227	$(16,068)	$630,159
Total assets	1,403,471	7,073	1,410,544	1,522,367	(1,834)	1,520,533
Total current liabilities	124,996	23,218	148,214	128,705	19,079	147,784
Total liabilities	492,785	62,655	555,440	507,796	48,440	556,236
Total temporary equity	35,498	(12,698)	22,800	36,645	(10,983)	25,662
EZCORP, Inc. stockholders’ equity	875,188	(42,884)	832,304	977,926	(39,291)	938,635
Cash Flow Data (year-to-date):
Net cash provided by operating activities	$89,244	$(14,543)	$74,701	$60,779	$(17,522)	$43,257
Net cash used in investing activities	(34,838)	(45,222)	(80,060)	(31,190)	(11,911)	(43,101)
Net cash provided by (used in) financing activities	(33,862)	66,377	32,515	(16,188)	36,484	20,296
Net increase in cash and cash equivalents	$20,012	$6,213	$26,225	$13,682	$6,652	$20,334

	Second Quarter of Fiscal 2014			First Quarter of Fiscal 2014
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Results of Operations:
Total revenues	$250,682	$(5,551)	$245,131	$263,039	$(9,283)	$253,756
Net revenues	158,479	(8,558)	149,921	163,857	(12,450)	151,407
Operating expenses	130,397	(400)	129,997	123,115	385	123,500
Non-operating expenses	14,047	(198)	13,849	2,895	520	3,415
Income from continuing operations before income taxes	14,035	(7,960)	6,075	37,847	(13,355)	24,492
Income tax expense	4,203	(3,351)	852	9,958	(5,135)	4,823
Income from continuing operations, net of tax	$9,832	$(4,609)	$5,223	$27,889	$(8,220)	$19,669
Net income attributable to EZCORP, Inc.	$7,992	$(1,850)	$6,142	$22,569	$(3,839)	$18,730
Diluted earnings per share attributable to EZCORP, Inc.	$0.15	$(0.04)	$0.11	$0.42	$(0.08)	$0.34
Balance Sheet Data:
Total current assets	$537,113	$(33,914)	$503,199	$556,455	$(29,504)	$526,951
Total assets	1,352,236	(19,092)	1,333,144	1,369,129	(9,278)	1,359,851
Total current liabilities	106,680	6,492	113,172	111,777	7,922	119,699
Total liabilities	339,653	19,814	359,467	370,257	25,071	395,328
Total temporary equity	58,107	(14,390)	43,717	57,578	(11,753)	45,825
EZCORP, Inc. stockholders’ equity	954,476	(24,516)	929,960	941,294	(22,596)	918,698
Cash Flow Data (year-to-date):
Net cash provided by operating activities	$53,617	$(10,020)	$43,597	$17,454	$(3,963)	$13,491
Net cash (used in) provided by investing activities	16,086	(7,116)	8,970	(4,342)	(14,728)	(19,070)
Net cash (used in) provided by financing activities	(73,810)	24,540	(49,270)	(11,046)	20,148	9,102
Net (decrease) increase in cash and cash equivalents	(4,119)	7,347	3,228	2,169	1,420	3,589

The effects of the restatement on our unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2014 (the third quarter of fiscal 2014) are set forth below.
EZCORP, Inc. CONSOLIDATED BALANCE SHEET (in thousands, except share and per share amounts)

	June 30, 2014
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$49,999	$(565)	$49,434
Restricted cash	13,248	35,881	49,129
Pawn loans	157,491	—	157,491
Consumer loans, net	76,748	(11,961)	64,787
Pawn service charges receivable, net	29,307	—	29,307
Consumer loan fees and interest receivable, net	38,351	(23,319)	15,032
Inventory, net	132,021	(1,182)	130,839
Deferred tax asset	13,825	1,477	15,302
Prepaid income taxes	21,779	21,898	43,677
Prepaid expenses and other assets	113,458	(38,297)	75,161
Total current assets	646,227	(16,068)	630,159
Investments in unconsolidated affiliates	90,730	—	90,730
Property and equipment, net	109,458	—	109,458
Restricted cash, non-current	22,473	(17,895)	4,578
Goodwill	436,765	—	436,765
Intangible assets, net	78,918	(173)	78,745
Non-current consumer loans, net	51,798	32,832	84,630
Deferred tax asset	9,308	23	9,331
Other assets, net	76,690	(553)	76,137
Total assets	$1,522,367	$(1,834)	$1,520,533

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$21,029	$20,096	$41,125
Current capital lease obligations	520	—	520
Accounts payable and other accrued expenses	90,234	(1,017)	89,217
Other current liabilities	8,716	—	8,716
Customer layaway deposits	8,206	—	8,206
Total current liabilities	128,705	19,079	147,784
Long-term debt, less current maturities	360,628	26,589	387,217
Deferred gains and other long-term liabilities	18,463	2,772	21,235
Total liabilities	507,796	48,440	556,236
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	36,645	(10,983)	25,662
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million at June 30, 2014; issued and outstanding: 51,612,246 at June 30, 2014	519	—	519
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	—	30
Additional paid-in capital	347,216	(7,347)	339,869
Retained earnings	641,947	(31,897)	610,050
Accumulated other comprehensive income	115	(47)	68
Treasury stock, at cost; 1 million shares at June 30, 2014	(11,901)	—	(11,901)
EZCORP, Inc. stockholders’ equity	977,926	(39,291)	938,635
Total liabilities and stockholders’ equity	$1,522,367	$(1,834)	$1,520,533

EZCORP, Inc. CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2014
	As Previously Reported		Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$89,170		$—	$89,170
Jewelry scrapping sales	20,273		—	20,273
Pawn service charges	59,917		—	59,917
Consumer loan fees and interest	52,459		275	52,734
Other revenues	10,783		(9,743)	1,040
Total revenues	232,602		(9,468)	223,134
Merchandise cost of goods sold	55,751		263	56,014
Jewelry scrapping cost of goods sold	15,131		—	15,131
Consumer loan bad debt	11,769		4,632	16,401
Net revenues	149,951		(14,363)	135,588
Operating expenses:
Operations	103,788		(590)	103,198
Administrative	14,467		(262)	14,205
Depreciation	7,460		—	7,460
Amortization	1,306		—	1,306
Loss on sale or disposal of assets	134		—	134
Total operating expenses	127,155		(852)	126,303
Operating income	22,796		(13,511)	9,285
Interest expense, net	6,076	—	986	7,062
Equity in net income of unconsolidated affiliates	(2,117)		—	(2,117)
Other loss (income)	(370)		635	265
Income from continuing operations before income taxes	19,207		(15,132)	4,075
Income tax expense	4,303		(3,897)	406
Income from continuing operations, net of tax	14,904		(11,235)	3,669
Loss from discontinued operations, net of tax	(2,561)		485	(2,076)
Net (loss) income	12,343		(10,750)	1,593
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	837		(3,174)	(2,337)
Net income attributable to EZCORP, Inc.	$11,506		$(7,576)	$3,930

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.26		$(0.15)	$0.11
Discontinued operations	(0.05)		0.01	(0.04)
Basic earnings per share	$0.21		$(0.14)	$0.07

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.26		$(0.15)	$0.11
Discontinued operations	(0.05)		0.01	(0.04)
Diluted earnings per share	$0.21		$(0.14)	$0.07

Net income from continuing operations attributable to EZCORP, Inc.	$14,067		$(8,061)	$6,006
Loss from discontinued operations attributable to EZCORP, Inc.	(2,561)		485	(2,076)
Net income attributable to EZCORP, Inc.	$11,506		$(7,576)	$3,930

EZCORP, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2014
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands)
Net income	$12,343	$(10,750)	$1,593
Other comprehensive income:
Foreign currency translation gain	6,897	(1,553)	5,344
Loss on effective portion of cash flow hedge:
Unrealized loss before reclassification	(497)	—	(497)
Amounts reclassified from accumulated other comprehensive income	272	—	272
Amounts reclassified from accumulated other comprehensive income	(77)	—	(77)
Income tax expense	(1,096)	278	(818)
Other comprehensive income, net of tax	5,499	(1,275)	4,224
Comprehensive income	$17,842	$(12,025)	$5,817
Attributable to redeemable noncontrolling interest:
Net (loss) income	837	(3,174)	(2,337)
Foreign currency translation gain	1,581	(1,104)	477
Amounts reclassified from accumulated other comprehensive income	(90)	—	(90)
Comprehensive (loss) income attributable to redeemable noncontrolling interest	2,328	(4,278)	(1,950)
Comprehensive income attributable to EZCORP, Inc.	$15,514	$(7,747)	$7,767

EZCORP, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended June 30, 2014
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands)
Operating activities:
Net income	$45,805	$(22,689)	$23,116
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,083	—	28,083
Accretion of debt premium and consumer loan discount, net	—	(68)	(68)
Consumer loan loss provision	26,335	2,566	28,901
Deferred income taxes	(1,280)	—	(1,280)
Amortization of deferred financing costs	—	4,166	4,166
Amortization of prepaid commissions	—	10,039	10,039
Other	4,252	(5,005)	(753)
Gain on sale or disposal of assets	(6,137)	—	(6,137)
Gain on sale of loan portfolio	(14,312)	14,312	—
Stock compensation expense	9,929	(442)	9,487
Income from investments in unconsolidated affiliates	(3,880)	—	(3,880)
Impairment of investments	7,940	—	7,940
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(4,407)	5,984	1,577
Inventory, net	1,061	1,182	2,243
Receivables, prepaid expenses, other current assets and other assets, net	(25,402)	(9,947)	(35,349)
Accounts payable and other accrued expenses	(7,221)	(1,913)	(9,134)
Deferred gains and other long-term liabilities	943	(1,285)	(342)
Customer layaway deposits	(433)	—	(433)
Tax provision from stock compensation	570	(570)	—
Prepaid income taxes	(6,196)	(13,852)	(20,048)
Dividends from unconsolidated affiliates	5,129	—	5,129
Net cash provided by operating activities	60,779	(17,522)	43,257
Investing activities:
Loans made	(705,181)	—	(705,181)
Loans repaid	476,196	22,026	498,222
Recovery of pawn loan principal through sale of forfeited collateral	182,004	—	182,004
Additions to property and equipment	(15,930)	—	(15,930)
Acquisitions, net of cash acquired	(12,990)	—	(12,990)
Proceeds from sale of assets	44,568	(33,937)	10,631
Other investing activities	143	—	143
Net cash used in investing activities	(31,190)	(11,911)	(43,101)
Financing activities:
Tax benefit from stock compensation	(569)	569	—
Taxes paid related to net share settlement of equity awards	(1,990)	—	(1,990)
Debt issuance costs	(12,686)	—	(12,686)
Payout of deferred and contingent consideration	(23,000)	—	(23,000)
Proceeds from issuance of convertible notes	200,000	—	200,000
Purchase of convertible notes hedges	(40,395)	—	(40,395)
Proceeds from issuance of warrants	21,824	—	21,824
Purchase of subsidiary shares from noncontrolling interest	(21,139)	—	(21,139)
Change in restricted cash	(29,992)	(10,769)	(40,761)
Proceeds from revolving line of credit	389,900	—	389,900
Payments on revolving line of credit	(530,800)	—	(530,800)
Proceeds from borrowings	102,138	52,268	154,406
Payments on borrowings and capital lease obligations	(57,578)	(5,584)	(63,162)
Repurchase of common stock	(11,901)	—	(11,901)
Net cash provided by (used in) financing activities	(16,188)	36,484	20,296
Effect of exchange rate changes on cash and cash equivalents	281	(399)	(118)
Net increase in cash and cash equivalents	13,682	6,652	20,334
Cash and cash equivalents at beginning of period	36,317	(7,217)	29,100
Cash and cash equivalents at end of period	$49,999	$(565)	$49,434

EZCORP, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$171,288	$—	$171,288
Deferred consideration	2,692	—	2,692
Issuance of common stock to 401(k) plan	557	—	557
Equity adjustment due to noncontrolling interest purchase	6,588	—	6,588
Receivable from sale of portfolio	38,269	(38,269)	—
Receivable from issuance of convertible notes	30,000	—	30,000
Payable to purchase convertible note hedge	6,059	—	6,059
Warrants receivable related to issuance of convertible notes	3,282	—	3,282
Deferred finance cost payable related to convertible notes	2,400	—	2,400
Payable to purchase additional shares of noncontrolling interest	8,636	—	8,636

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Treasury Stock		EZCORP, Inc. Stockholders' Equity
	Shares	Par Value		Retained Earnings		Shares	Par Value

	(Unaudited, except balances as of September 30, 2013)
	(in thousands)
	As Previously Reported
Balances at September 30, 2013	54,240	$543	$320,777	$599,880	$(6,674)	—	$—	$914,526
Issuance of common stock related to 401(k) match	45	1	557	—	—	—	—	558
Stock compensation	—	—	9,929	—	—	—	—	9,929
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	—	—	(6,594)	—	(15)			(6,609)
Release of restricted stock	297	5	—	—	—	—	—	5
Tax deficiency of stock compensation	—	—	(569)	—	—	—	—	(569)
Taxes paid related to net share settlement of equity awards	—	—	(1,990)	—	—	—	(1)	(1,991)
Effective portion of cash flow hedge	—	—	—	—	(213)	—	—	(213)
Net proceeds from sale of warrants	—	—	25,106	—	—	—	—	25,106
Unrealized gain on available-for-sale securities	—	—	—	—	351	—	—	351
Foreign currency translation adjustment	—	—	—	—	6,291	—	—	6,291
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	375	—	—	375
Purchase of treasury stock	—	—	—	—	—	1,000	(11,900)	(11,900)
Net income attributable to EZCORP, Inc.	—	—	—	42,067	—	—	—	42,067
Balances at June 30, 2014	54,582	$549	$347,216	$641,947	$115	1,000	$(11,901)	$977,926

	Restatement Adjustments
Balances at September 30, 2013	—	$—	$(240)	$(18,632)	$229	—	$—	$(18,643)
Stock compensation	—	—	(442)	—	—	—	—	(442)
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	—	—	(6,665)	—	—	—	—	(6,665)
Foreign currency translation adjustment	—	—	—	—	(276)	—	—	(276)
Net income attributable to EZCORP, Inc.	—	—	—	(13,265)	—	—	—	(13,265)
Balances at June 30, 2014	—	$—	$(7,347)	$(31,897)	$(47)	—	$—	$(39,291)

	As Restated
Balances at September 30, 2013	54,240	$543	$320,537	$581,248	$(6,445)	—	$—	$895,883
Issuance of common stock related to 401(k) match	45	1	557	—	—	—	—	558
Stock compensation	—	—	9,487	—	—	—	—	9,487
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	—	—	(13,259)	—	(15)			(13,274)
Release of restricted stock	297	5	—	—	—	—	—	5
Tax deficiency of stock compensation	—	—	(569)	—	—	—	—	(569)
Taxes paid related to net share settlement of equity awards	—	—	(1,990)	—	—	—	(1)	(1,991)
Effective portion of cash flow hedge	—	—	—	—	(213)	—	—	(213)
Net proceeds from sale of warrants	—	—	25,106	—	—	—	—	25,106
Unrealized gain on available-for-sale securities	—	—	—	—	351	—	—	351
Foreign currency translation adjustment	—	—	—	—	6,015	—	—	6,015
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	375	—	—	375
Purchase of treasury stock	—	—	—	—	—	1,000	(11,900)	(11,900)
Net income attributable to EZCORP, Inc.	—	—	—	28,802	—	—	—	28,802
Balances at June 30, 2014	54,582	$549	$339,869	$610,050	$68	1,000	$(11,901)	$938,635

The effects of the restatement on our unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2014 (the second quarter of fiscal 2014) are set forth below.
EZCORP, Inc. CONSOLIDATED BALANCE SHEET (in thousands, except share and per share amounts)

	March 31, 2014
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$32,198	$130	$32,328
Restricted cash	21,104	6,140	27,244
Pawn loans	128,683	—	128,683
Consumer loans, net	75,501	(18,054)	57,447
Pawn service charges receivable, net	24,733	—	24,733
Consumer loan fees and interest receivable, net	40,033	(24,163)	15,870
Inventory, net	129,013	(919)	128,094
Deferred tax asset	13,825	1,477	15,302
Prepaid income taxes	17,702	17,432	35,134
Prepaid expenses and other assets	54,321	(15,957)	38,364
Total current assets	537,113	(33,914)	503,199
Investments in unconsolidated affiliates	88,685	—	88,685
Property and equipment, net	111,419	—	111,419
Restricted cash, non-current	9,575	(6,266)	3,309
Goodwill	435,048	—	435,048
Intangible assets, net	69,016	(143)	68,873
Non-current consumer loans, net	61,724	21,601	83,325
Deferred tax asset	9,619	23	9,642
Other assets, net	30,037	(393)	29,644
Total assets	$1,352,236	$(19,092)	$1,333,144

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$14,228	$6,661	$20,889
Current capital lease obligations	533	—	533
Accounts payable and other accrued expenses	70,812	(169)	70,643
Other current liabilities	12,121	—	12,121
Customer layaway deposits	8,986	—	8,986
Total current liabilities	106,680	6,492	113,172
Long-term debt, less current maturities	214,254	10,125	224,379
Long-term capital lease obligations	106	—	106
Deferred gains and other long-term liabilities	18,613	3,197	21,810
Total liabilities	339,653	19,814	359,467
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	58,107	(14,390)	43,717
Stockholders’ equity:		—
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million at March 31, 2014; issued and outstanding: 51,411,973 at March 31, 2014	513	—	513
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	—	30
Additional paid-in capital	327,385	(319)	327,066
Retained earnings	630,441	(24,321)	606,120
Accumulated other comprehensive loss	(3,893)	124	(3,769)
EZCORP, Inc. stockholders’ equity	954,476	(24,516)	929,960
Total liabilities and stockholders’ equity	$1,352,236	$(19,092)	$1,333,144

EZCORP, Inc. CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2014
	As Previously Reported		Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$103,454		$—	$103,454
Jewelry scrapping sales	26,193		—	26,193
Pawn service charges	59,162		—	59,162
Consumer loan fees and interest	55,865		(1,088)	54,777
Other revenues	6,008		(4,463)	1,545
Total revenues	250,682		(5,551)	245,131
Merchandise cost of goods sold	63,857		366	64,223
Jewelry scrapping cost of goods sold	20,111		—	20,111
Consumer loan bad debt	8,235		2,641	10,876
Net revenues	158,479		(8,558)	149,921
Operating expenses:
Operations	101,471		(364)	101,107
Administrative	20,032		(36)	19,996
Depreciation	7,414		—	7,414
Amortization	1,393		—	1,393
Loss on sale or disposal of assets	87		—	87
Total operating expenses	130,397		(400)	129,997
Operating income	28,082		(8,158)	19,924
Interest expense, net	5,275	—	684	5,959
Equity in net income of unconsolidated affiliates	(492)		—	(492)
Impairment of investments	7,940		—	7,940
Other loss	1,324		(882)	442
Income from continuing operations before income taxes	14,035		(7,960)	6,075
Income tax expense	4,203		(3,351)	852
Income from continuing operations, net of tax	9,832		(4,609)	5,223
Loss from discontinued operations, net of tax	(765)		131	(634)
Net income	9,067		(4,478)	4,589
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	1,075		(2,628)	(1,553)
Net income attributable to EZCORP, Inc.	$7,992		$(1,850)	$6,142

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.16		$(0.04)	$0.12
Discontinued operations	(0.01)		—	(0.01)
Basic earnings per share	$0.15		$(0.04)	$0.11

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.16		$(0.04)	$0.12
Discontinued operations	(0.01)		—	(0.01)
Diluted earnings per share	$0.15		$(0.04)	$0.11

Net income from continuing operations attributable to EZCORP, Inc.	$8,757		$(1,981)	$6,776
Loss from discontinued operations attributable to EZCORP, Inc.	(765)		131	(634)
Net income attributable to EZCORP, Inc.	$7,992		$(1,850)	$6,142

EZCORP, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2014
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands)
Net income	$9,067	$(4,478)	$4,589
Other comprehensive income:
Foreign currency translation loss	(2,109)	(33)	(2,142)
Foreign currency translation reclassification adjustment realized upon impairment	375	—	375
Loss on effective portion of cash flow hedge:
Unrealized loss before reclassification	(326)	—	(326)
Amounts reclassified from accumulated other comprehensive income	297	—	297
Amounts reclassified from accumulated other comprehensive income	626	—	626
Income tax benefit	476	4	480
Other comprehensive loss, net of tax	(661)	(29)	(690)
Comprehensive income	$8,406	$(4,507)	$3,899
Attributable to redeemable noncontrolling interest:
Net (loss) income	1,075	(2,628)	(1,553)
Foreign currency translation loss	(37)	(9)	(46)
Amounts reclassified from accumulated other comprehensive income	(52)	—	(52)
Comprehensive (loss) income attributable to redeemable noncontrolling interest	986	(2,637)	(1,651)
Comprehensive income attributable to EZCORP, Inc.	$7,420	$(1,870)	$5,550

EZCORP, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended March 31, 2014
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands)
Operating activities:
Net income	$33,462	$(11,939)	$21,523
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,886	—	18,886
Accretion of debt premium and consumer loan discount, net	—	(170)	(170)
Consumer loan loss provision	17,365	1,197	18,562
Deferred income taxes	(1,624)	—	(1,624)
Amortization of deferred financing costs	—	2,550	2,550
Amortization of prepaid commissions	—	5,144	5,144
Other	2,551	(3,340)	(789)
Gain on sale or disposal of assets	(6,081)	—	(6,081)
Gain on sale of loan portfolio	(5,784)	5,784	—
Stock compensation expense	8,268	(79)	8,189
Income from investments in unconsolidated affiliates	(1,763)	—	(1,763)
Impairment of investments	7,940	—	7,940
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	2,625	6,876	9,501
Inventory, net	1,777	919	2,696
Receivables, prepaid expenses, other current assets and other assets, net	(15,778)	(5,212)	(20,990)
Accounts payable and other accrued expenses	(11,155)	493	(10,662)
Deferred gains and other long-term liabilities	1,554	(2,409)	(855)
Customer layaway deposits	353	—	353
Tax provision from stock compensation	411	(411)	—
Prepaid income taxes	(1,987)	(9,423)	(11,410)
Dividends from unconsolidated affiliates	2,597	—	2,597
Net cash provided by operating activities	53,617	(10,020)	43,597
Investing activities:
Loans made	(448,159)	—	(448,159)
Loans repaid	325,171	11,799	336,970
Recovery of pawn loan principal through sale of forfeited collateral	130,359	—	130,359
Additions to property and equipment	(10,643)	—	(10,643)
Acquisitions, net of cash acquired	(10,282)	—	(10,282)
Proceeds from sale of assets	29,546	(18,915)	10,631
Other investing activities	94	—	94
Net cash (used in) provided by investing activities	16,086	(7,116)	8,970
Financing activities:
Tax benefit from stock compensation	(411)	411	—
Taxes paid related to net share settlement of equity awards	(629)	—	(629)
Debt issuance costs	(5,176)	—	(5,176)
Payout of deferred and contingent consideration	(23,000)	—	(23,000)
Purchase of subsidiary shares from noncontrolling interest	(1,082)	—	(1,082)
Change in restricted cash	(25,099)	7,343	(17,756)
Proceeds from revolving line of credit	217,493	—	217,493
Payments on revolving line of credit	(273,070)	—	(273,070)
Proceeds from borrowings	86,661	19,108	105,769
Payments on borrowings and capital lease obligations	(49,497)	(2,322)	(51,819)
Net cash used in financing activities	(73,810)	24,540	(49,270)
Effect of exchange rate changes on cash and cash equivalents	(12)	(57)	(69)
Net decrease in cash and cash equivalents	(4,119)	7,347	3,228
Cash and cash equivalents at beginning of period	36,317	(7,217)	29,100
Cash and cash equivalents at end of period	$32,198	$130	$32,328

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$118,050	$—	$118,050
Deferred consideration	5,331	—	5,331
Change in accrued additions to property and equipment	122	—	122

EZCORP, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

Note receivable from sale of assets	15,903	—	15,903
Purchase of shares from noncontrolling interest	619	—	619

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	EZCORP, Inc. Stockholders' Equity
	Shares	Par Value		Retained Earnings

	(Unaudited, except balances as of September 30, 2013)
	(in thousands)
	As Previously Reported
Balances at September 30, 2013	54,240	$543	$320,777	$599,880	$(6,674)	$914,526
Stock compensation	—	—	8,276	—	—	8,276
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	—	—	(619)	—	(15)	(634)
Release of restricted stock	142	—	—	—	—	—
Tax deficiency of stock compensation	—	—	(420)	—	—	(420)
Taxes paid related to net share settlement of equity awards	—	—	(629)	—	—	(629)
Effective portion of cash flow hedge	—	—	—	—	(78)	(78)
Unrealized gain on available-for-sale securities	—	—	—	—	401	401
Foreign currency translation adjustment	—	—	—	—	2,098	2,098
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	375	375
Net income attributable to EZCORP, Inc.	—	—	—	30,561	—	30,561
Balances at March 31, 2014	54,382	$543	$327,385	$630,441	$(3,893)	$954,476

	Restatement Adjustments
Balances at September 30, 2013	—	$—	$(240)	$(18,632)	$229	$(18,643)
Stock compensation	—	—	(79)	—	—	(79)
Foreign currency translation adjustment	—	—	—	—	(105)	(105)
Net income attributable to EZCORP, Inc.	—	—	—	(5,689)	—	(5,689)
Balances at March 31, 2014	—	$—	$(319)	$(24,321)	$124	$(24,516)

	As Restated
Balances at September 30, 2013	54,240	$543	$320,537	$581,248	$(6,445)	$895,883
Stock compensation	—	—	8,197	—	—	8,197
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	—	—	(619)	—	(15)	(634)
Release of restricted stock	142	—	—	—	—	—
Tax deficiency of stock compensation	—	—	(420)	—	—	(420)
Taxes paid related to net share settlement of equity awards	—	—	(629)	—	—	(629)
Effective portion of cash flow hedge	—	—	—	—	(78)	(78)
Unrealized loss on available-for-sale securities	—	—	—	—	401	401
Foreign currency translation adjustment	—	—	—	—	1,993	1,993
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	375	375
Net income attributable to EZCORP, Inc.	—	—	—	24,872	—	24,872
Balances at March 31, 2014	54,382	$543	$327,066	$606,120	$(3,769)	$929,960

The effects of the restatement on our unaudited condensed consolidated financial statements as of and for the quarter ended December 31, 2013 (the first quarter of fiscal 2014) are set forth below.
EZCORP, Inc. CONSOLIDATED BALANCE SHEET (in thousands, except share and per share amounts)

	December 31, 2013
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$38,486	$(5,797)	$32,689
Restricted cash	4,019	4,352	8,371
Pawn loans	153,421	—	153,421
Consumer loans, net	82,807	(20,154)	62,653
Pawn service charges receivable, net	30,842	—	30,842
Consumer loan fees and interest receivable, net	40,181	(22,766)	17,415
Inventory, net	142,711	(552)	142,159
Deferred tax asset	13,825	1,477	15,302
Prepaid income taxes	7,268	13,936	21,204
Prepaid expenses and other assets	42,895	—	42,895
Total current assets	556,455	(29,504)	526,951
Investments in unconsolidated affiliates	97,424	—	97,424
Property and equipment, net	114,539	—	114,539
Restricted cash, non-current	2,742	1,447	4,189
Goodwill	434,835	—	434,835
Intangible assets, net	65,178	1,571	66,749
Non-current consumer loans, net	60,750	17,936	78,686
Deferred tax asset	7,521	22	7,543
Other assets, net	29,685	(750)	28,935
Total assets	$1,369,129	$(9,278)	$1,359,851

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$16,737	$6,779	$23,516
Current capital lease obligations	533	—	533
Accounts payable and other accrued expenses	77,619	261	77,880
Other current liabilities	11,106	882	11,988
Customer layaway deposits	5,782	—	5,782
Total current liabilities	111,777	7,922	119,699
Long-term debt, less current maturities	235,289	11,563	246,852
Long-term capital lease obligations	253	—	253
Deferred gains and other long-term liabilities	22,938	5,586	28,524
Total liabilities	370,257	25,071	395,328
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	57,578	(11,753)	45,825
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 56 million at December 31, 2013; issued and outstanding: 51,389,307 at December 31, 2013	513	—	513
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	—	30
Additional paid-in capital	321,623	(269)	321,354
Retained earnings	622,449	(22,471)	599,978
Accumulated other comprehensive loss	(3,321)	144	(3,177)
EZCORP, Inc. stockholders’ equity	941,294	(22,596)	918,698
Total liabilities and stockholders’ equity	$1,369,129	$(9,278)	$1,359,851

EZCORP, Inc. CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended December 31, 2013
	As Previously Reported		Restatement Adjustments		As Restated

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$105,587		$—		$105,587
Jewelry scrapping sales	27,703		—		27,703
Pawn service charges	64,133		—		64,133
Consumer loan fees and interest	60,117		(4,913)		55,204
Other revenues	5,499		(4,370)		1,129
Total revenues	263,039		(9,283)		253,756
Merchandise cost of goods sold	63,588		553		64,141
Jewelry scrapping cost of goods sold	20,020		—		20,020
Consumer loan bad debt	15,574		2,614		18,188
Net revenues	163,857		(12,450)		151,407
Operating expenses:
Operations	104,955		406		105,361
Administrative	15,745		(21)		15,724
Depreciation	7,340		—		7,340
Amortization	1,365		—		1,365
Gain on sale or disposal of assets	(6,290)		—		(6,290)
Total operating expenses	123,115		385		123,500
Operating income	40,742		(12,835)		27,907
Interest expense, net	4,334	—	520	—	4,854
Equity in net income of unconsolidated affiliates	(1,271)		—		(1,271)
Other income	(168)		—		(168)
Income from continuing operations before income taxes	37,847		(13,355)		24,492
Income tax expense	9,958		(5,135)		4,823
Income from continuing operations, net of tax	27,889		(8,220)		19,669
Loss from discontinued operations, net of tax	(3,494)		759		(2,735)
Net income	24,395		(7,461)		16,934
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	1,826		(3,622)		(1,796)
Net income attributable to EZCORP, Inc.	$22,569		$(3,839)		$18,730

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.48		$(0.08)		$0.40
Discontinued operations	(0.06)		0.01		(0.05)
Basic earnings per share	$0.42		$(0.07)		$0.35

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.48		$(0.09)		$0.39
Discontinued operations	(0.06)		0.01		(0.05)
Diluted earnings per share	$0.42		$(0.08)		$0.34

Net income from continuing operations attributable to EZCORP, Inc.	$26,063		$(4,598)		$21,465
Loss from discontinued operations attributable to EZCORP, Inc.	(3,494)		759		(2,735)
Net income attributable to EZCORP, Inc.	$22,569		$(3,839)		$18,730

EZCORP, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended December 31, 2013
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands)
Net income	$24,395	$(7,461)	$16,934
Other comprehensive income:
Foreign currency translation gain	4,716	(151)	4,565
Loss on effective portion of cash flow hedge:
Unrealized loss before reclassification	(346)	—	(346)
Amounts reclassified from accumulated other comprehensive income	245	—	245
Amounts reclassified from accumulated other comprehensive income	(9)	—	(9)
Income tax expense	(894)	31	(863)
Other comprehensive income, net of tax	3,712	(120)	3,592
Comprehensive income	$28,107	$(7,581)	$20,526
Attributable to redeemable noncontrolling interest:
Net (loss) income	1,826	(3,622)	(1,796)
Foreign currency translation gain	359	(35)	324
Comprehensive (loss) income attributable to redeemable noncontrolling interest	2,185	(3,657)	(1,472)
Comprehensive income attributable to EZCORP, Inc.	$25,922	$(3,924)	$21,998

EZCORP, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended December 31, 2013
	As Previously Reported	Restatement Adjustments		As Restated

	(Unaudited)
	(in thousands)
Operating activities:
Net income	$24,395	$(7,461)		$16,934
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,363	—		9,363
Accretion of debt premium and consumer loan discount, net	(432)	—		(432)
Consumer loan loss provision	11,350	(119)		11,231
Deferred income taxes	693	1		694
Amortization of deferred financing costs	890	—		890
Amortization of prepaid commissions	1,937	289		2,226
Other	(114)	(92)		(206)
Gain on sale or disposal of assets	(6,422)	—		(6,422)
Gain on sale of loan portfolio	(4,543)	4,543		—
Stock compensation expense	1,236	(29)		1,207
Income from investments in unconsolidated affiliates	(1,271)	—		(1,271)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(2,292)	5,471		3,179
Inventory, net	(385)	553		168
Receivables, prepaid expenses, other current assets and other assets, net	(17,870)	—		(17,870)
Accounts payable and other accrued expenses and deferred gains and other long-term liabilities	(8,022)	(633)		(8,655)
Customer layaway deposits	(2,853)	—		(2,853)
Deferred gains and other long-term liabilities	335	(168)		167
Tax provision from stock compensation	390	(390)		—
Prepaid income taxes	8,472	(5,928)		2,544
Dividends from unconsolidated affiliates	2,597	—		2,597
Net cash provided by operating activities	17,454	(3,963)	—	13,491
Investing activities:
Loans made	(232,294)	—		(232,294)
Loans repaid	150,206	4,370		154,576
Recovery of pawn loan principal through sale of forfeited collateral	64,776	—		64,776
Additions to property and equipment	(5,615)	—		(5,615)
Acquisitions, net of cash acquired	(10,395)	—		(10,395)
Proceeds from sale of assets	28,980	(19,098)		9,882
Net cash used in investing activities	(4,342)	(14,728)		(19,070)
Financing activities:
Tax benefit of stock compensation	(389)	389		—
Debt issuance costs	(3,080)	—		(3,080)
Payout of deferred and contingent consideration	(11,500)	—		(11,500)
Change in restricted cash	(1,263)	1,417		154
Proceeds from revolving line of credit	80,887	—		80,887
Payments on revolving line of credit	(74,908)	—		(74,908)
Proceeds from borrowings	16,703	19,135		35,838
Payments on borrowings and capital lease obligations	(17,496)	(793)		(18,289)
Net cash (provided by) used in financing activities	(11,046)	20,148		9,102
Effect of exchange rate changes on cash and cash equivalents	103	(37)		66
Net increase in cash and cash equivalents	2,169	1,420		3,589
Cash and cash equivalents at beginning of period	36,317	(7,217)		29,100
Cash and cash equivalents at end of period	$38,486	$(5,797)		$32,689

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$63,256	$—		$63,256
Deferred consideration	5,350	—		5,350
Contingent consideration	4,792	—		4,792
Change in accrued additions to property and equipment	122	—		122
Note receivable from sale of assets	1,000	—		1,000

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	EZCORP, Inc. Stockholders' Equity
	Shares	Par Value		Retained Earnings

	(Unaudited, except balances as of September 30, 2013)
	(in thousands)
	As Previously Reported
Balances at September 30, 2013	54,240	$543	$320,777	$599,880	$(6,674)	$914,526
Stock compensation	—	—	1,236	—	—	1,236
Release of restricted stock	120	—	—	—	—	—
Tax deficiency of stock compensation	—	—	(390)	—	—	(390)
Effective portion of cash flow hedge	—	—	—	—	(101)	(101)
Unrealized loss on available-for-sale securities	—	—	—	—	(6)	(6)
Foreign currency translation adjustment	—	—	—	—	3,460	3,460
Net income attributable to EZCORP, Inc.	—	—	—	22,569	—	22,569
Balances at December 31, 2013	54,360	$543	$321,623	$622,449	$(3,321)	$941,294

	Restatement Adjustments
Balances at September 30, 2013	—	$—	$(240)	$(18,632)	$229	$(18,643)
Stock compensation	—	—	(29)	—	—	(29)
Foreign currency translation adjustment	—	—	—	—	(85)	(85)
Net income attributable to EZCORP, Inc.	—	—	—	(3,839)	—	(3,839)
Balances at December 31, 2013	—	$—	$(269)	$(22,471)	$144	$(22,596)

	As Restated
Balances at September 30, 2013	54,240	$543	$320,537	$581,248	$(6,445)	$895,883
Stock compensation	—	—	1,207	—	—	1,207
Release of restricted stock	120	—	—	—	—	—
Tax deficiency of stock compensation	—	—	(390)	—	—	(390)
Effective portion of cash flow hedge	—	—	—	—	(101)	(101)
Unrealized loss on available-for-sale securities	—	—	—	—	(6)	(6)
Foreign currency translation adjustment	—	—	—	—	3,375	3,375
Net income attributable to EZCORP, Inc.	—	—	—	18,730	—	18,730
Balances at December 31, 2013	54,360	$543	$321,354	$599,978	$(3,177)	$918,698

Year Ended September 30, 2013 (Fiscal 2013)
The following tables summarize the impact of the restatement adjustments for each quarterly period within fiscal 2013.

	Fiscal 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	December 31, 2012	March 31, 2013	June 30, 2013	September 30, 2013	September 30, 2013
	(in thousands)
Income (loss) from continuing operations before income taxes (as previously reported)	$51,719	$55,077	$27,013	$(31,350)	$102,459
Asset sale impact	—	—	—	—	—
Portfolio review impact	(5,179)	(6,718)	(4,513)	(4,941)	(21,351)
Other impacts	(2,718)	76	103	1,911	(628)
Net impact of adjustments	(7,897)	(6,642)	(4,410)	(3,030)	(21,979)
Income (loss) from continuing operations before income taxes (as restated)	$43,822	$48,435	$22,603	$(34,380)	$80,480

	Fourth Quarter of Fiscal 2013			Third Quarter of Fiscal 2013
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Results of Operations:
Total revenues	$227,980	$(2,923)	$228,588	$226,696	$(3,245)	$223,451
Net revenues	143,699	(3,147)	140,552	145,773	(4,045)	141,728
Operating expenses	124,903	363	125,266	119,355	365	119,720
Non-operating expense (income)	50,146	(480)	49,666	(595)	—	(595)
(Loss) income from continuing operations before income taxes	(31,350)	(3,030)	(34,380)	27,013	(4,410)	22,603
Income tax (benefit) expense	(12,062)	866	(11,196)	8,956	(1,594)	7,362
(Loss) income from continuing operations, net of tax	$(19,288)	$(3,896)	$(23,184)	$18,057	$(2,816)	$15,241
Net loss attributable to EZCORP, Inc.	$(24,740)	$(3,303)	$(28,043)	$(5,881)	$(1,069)	$(6,950)
Diluted loss per share attributable to EZCORP, Inc.	$(0.46)	$(0.07)	$(0.53)	$(0.11)	$(0.02)	$(0.13)
Balance Sheet Data:
Total current assets	$536,950	$(16,917)	$520,033	$498,503	$10,389	$508,892
Total assets	1,352,190	(19,222)	1,332,968	1,361,101	(15,060)	1,346,041
Total current liabilities	141,901	1,772	143,673	133,570	4,028	137,598
Total liabilities	382,271	7,517	389,788	364,764	7,442	372,206
Total temporary equity	55,393	(8,096)	47,297	56,837	(7,072)	49,765
EZCORP, Inc. stockholders’ equity	914,526	(18,643)	895,883	939,500	(15,430)	924,070
Cash Flow Data (year-to-date):
Net cash provided by operating activities	$126,473	$(6,006)	$120,467	$99,415	$(7,477)	$91,938
Net cash used in investing activities	(160,384)	5,184	(155,200)	(108,850)	6,887	(101,963)
Net cash provided by financing activities	22,213	1,436	23,649	7,669	(9,791)	(2,122)
Net decrease in cash and cash equivalents	(12,160)	$1,436	(10,724)	(2,522)	$(9,791)	(12,313)

	Second Quarter of Fiscal 2013			First Quarter of Fiscal 2013
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Results of Operations:
Total revenues	$259,963	$(3,073)	$256,890	$265,482	$(4,243)	$261,239
Net revenues	166,143	(6,601)	159,542	169,089	(7,987)	161,102
Operating expenses	111,032	41	111,073	119,272	(90)	119,182
Non-operating expense (income)	34	—	34	(1,902)	—	(1,902)
Income from continuing operations before income taxes	55,077	(6,642)	48,435	51,719	(7,897)	43,822
Income tax expense	16,072	(307)	15,765	16,616	(2,349)	14,267
Income from continuing operations, net of tax	$39,005	$(6,335)	$32,670	$35,103	$(5,548)	$29,555
Net income attributable to EZCORP, Inc.	$33,981	$(3,753)	$30,228	$30,717	$(3,644)	$27,073
Diluted earnings per share attributable to EZCORP, Inc.	$0.63	$(0.06)	$0.57	$0.59	$(0.07)	$0.52
Balance Sheet Data:
Total current assets	$454,251	$4,896	$459,147	$501,952	$(183)	$501,769
Total assets	1,319,199	(17,691)	1,301,508	1,342,306	(12,418)	1,329,888
Total current liabilities	143,030	(225)	142,805	130,233	(1,517)	128,716
Total liabilities	311,030	3,548	314,578	380,816	2,507	383,323
Total temporary equity	52,982	(6,309)	46,673	49,323	(4,167)	45,156
EZCORP, Inc. stockholders’ equity	955,187	(14,930)	940,257	912,167	(10,758)	901,409
Cash Flow Data (year-to-date):
Net cash provided by operating activities	$94,168	$(2,672)	$91,496	$30,508	$3,691	$34,199
Net cash used in investing activities	(49,825)	3,641	(46,184)	(47,755)	(2,109)	(49,864)
Net cash (used in) provided by financing activities	(51,742)	3,425	(48,317)	15,622	3,456	19,078
Net decrease in cash and cash equivalents	(7,034)	3,425	(3,609)	(1,809)	5,198	3,389

The effects of the restatement on our unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2013 (the third quarter of fiscal 2013) are set forth below.
EZCORP, Inc. CONSOLIDATED BALANCE SHEET (in thousands, except share and per share amounts)

	June 30, 2013
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$45,955	$(18,444)	$27,511
Restricted cash	3,132	17,193	20,325
Pawn loans	154,095	—	154,095
Consumer loans, net	42,883	11,393	54,276
Pawn service charges receivable, net	28,590	—	28,590
Consumer loan fees and interest receivable, net	35,315	(13,133)	22,182
Inventory, net	122,503	—	122,503
Deferred tax asset	15,716	1,472	17,188
Prepaid income taxes	12,937	7,908	20,845
Prepaid expenses and other assets	37,377	4,000	41,377
Total current assets	498,503	10,389	508,892
Investments in unconsolidated affiliates	146,707	(1,362)	145,345
Property and equipment, net	110,312	—	110,312
Restricted cash, non-current	2,182	1,250	3,432
Goodwill	430,940	—	430,940
Intangible assets, net	60,687	—	60,687
Non-current consumer loans, net	82,935	(25,022)	57,913
Other assets, net	28,835	(315)	28,520
Total assets	$1,361,101	$(15,060)	$1,346,041

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$33,525	$—	$33,525
Current capital lease obligations	533	—	533
Accounts payable and other accrued expenses	68,960	4,028	72,988
Other current liabilities	22,640	—	22,640
Customer layaway deposits	7,912	—	7,912
Total current liabilities	133,570	4,028	137,598
Long-term debt, less current maturities	198,374	—	198,374
Long-term capital lease obligations	521	—	521
Deferred tax liability	8,948	—	8,948
Deferred gains and other long-term liabilities	23,351	3,414	26,765
Total liabilities	364,764	7,442	372,206
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	56,837	(7,072)	49,765
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 54 million at June 30, 2013; issued and outstanding: 51,230,843 at June 30, 2013	512	—	512
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	—	30
Additional paid-in capital	317,258	(209)	317,049
Retained earnings	624,620	(15,329)	609,291
Accumulated other comprehensive loss	(2,920)	108	(2,812)
EZCORP, Inc. stockholders’ equity	939,500	(15,430)	924,070
Total liabilities and stockholders’ equity	$1,361,101	$(15,060)	$1,346,041

EZCORP, Inc. CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2013
	As Previously Reported		Restatement Adjustments		As Restated

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$86,576		$—		$86,576
Jewelry scrapping sales	26,288		—		26,288
Pawn service charges	60,397		—		60,397
Consumer loan fees and interest	51,450		(3,545)		47,905
Other revenues	1,985		300		2,285
Total revenues	226,696		(3,245)	—	223,451
Merchandise cost of goods sold	51,050		—		51,050
Jewelry scrapping cost of goods sold	20,377		—		20,377
Consumer loan bad debt	9,496		800		10,296
Net revenues	145,773		(4,045)	—	141,728
Operating expenses:
Operations	98,320		378		98,698
Administrative	12,644		(13)		12,631
Depreciation	7,251		—		7,251
Amortization	962		—		962
Loss on sale or disposal of assets	178		—		178
Total operating expenses	119,355		365	—	119,720
Operating income	26,418		(4,410)		22,008
Interest expense, net	3,637	—	—	—	3,637
Equity in net income of unconsolidated affiliates	(4,328)		—		(4,328)
Other loss	96		—		96
Income from continuing operations before income taxes	27,013		(4,410)	—	22,603
Income tax expense	8,956		(1,594)		7,362
Income from continuing operations, net of tax	18,057		(2,816)	—	15,241
Loss from discontinued operations, net of tax	(22,897)		608		(22,289)
Net loss	(4,840)		(2,208)		(7,048)
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	996		(1,148)		(152)
Net income from discontinued operations attributable to redeemable noncontrolling interest	45		9		54
Net loss attributable to EZCORP, Inc.	$(5,881)		$(1,069)		$(6,950)

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.31		$(0.03)		$0.28
Discontinued operations	(0.42)		0.01		(0.41)
Basic loss per share	$(0.11)		$(0.02)		$(0.13)

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.31		$(0.03)		$0.28
Discontinued operations	(0.42)		0.01		(0.41)
Diluted (loss) earnings per share	$(0.11)		$(0.02)		$(0.13)

Net income from continuing operations attributable to EZCORP, Inc.	$17,061		$(1,668)		$15,393
Loss from discontinued operations attributable to EZCORP, Inc.	(22,942)		599		(22,343)
Net loss attributable to EZCORP, Inc.	$(5,881)		$(1,069)		$(6,950)

EZCORP, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

	Three Months Ended June 30, 2013
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands)
Net loss	$(4,840)	$(2,208)	$(7,048)
Other comprehensive loss:
Foreign currency translation loss	(15,529)	2,494	(13,035)
Loss on effective portion of cash flow hedge:
Unrealized gain before reclassification	2,388	—	2,388
Amounts reclassified from accumulated other comprehensive income	(1,888)	—	(1,888)
Unrealized holding loss arising during period	(1,457)	—	(1,457)
Income tax benefit	1,189	(823)	366
Other comprehensive loss, net of tax	(15,297)	1,671	(13,626)
Comprehensive loss	$(20,137)	$(537)	$(20,674)
Attributable to redeemable noncontrolling interest:
Net (loss) income	1,041	(1,139)	(98)
Foreign currency translation loss	(3,321)	376	(2,945)
Comprehensive loss attributable to redeemable noncontrolling interest	(2,280)	(763)	(3,043)
Comprehensive loss attributable to EZCORP, Inc.	$(17,857)	$226	$(17,631)

EZCORP, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended June 30, 2013
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands)
Operating activities:
Net income	$62,195	$(13,005)	$49,190
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,732	—	25,732
Accretion of debt premium and consumer loan discount, net	—	(9,978)	(9,978)
Consumer loan loss provision	19,982	2,209	22,191
Deferred income taxes	245	(1)	244
Amortization of deferred financing costs	—	2,344	2,344
Amortization of prepaid commissions	—	2,902	2,902
Other	73	7,472	7,545
Loss on sale or disposal of assets	6,060	—	6,060
Stock compensation expense	5,202	(156)	5,046
Income from investments in unconsolidated affiliates	(13,491)	—	(13,491)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(4,203)	6,507	2,304
Inventory, net	(51)	—	(51)
Receivables, prepaid expenses, other current assets and other assets, net	(13,119)	(6,657)	(19,776)
Accounts payable and other accrued expenses	7,330	6,775	14,105
Customer layaway deposits	588	—	588
Deferred gains and other long-term liabilities	439	(109)	330
Tax benefit from stock compensation	(321)	—	(321)
Prepaid income taxes	(5,664)	(5,780)	(11,444)
Dividends from unconsolidated affiliates	8,418	—	8,418
Net cash provided by operating activities	99,415	(7,477)	91,938
Investing activities:
Loans made	(682,184)	—	(682,184)
Loans repaid	451,182	6,887	458,069
Recovery of pawn loan principal through sale of forfeited collateral	181,461	—	181,461
Additions to property and equipment	(33,351)	—	(33,351)
Acquisitions, net of cash acquired	(14,940)	—	(14,940)
Investments in unconsolidated affiliates	(11,018)	—	(11,018)
Net cash used in investing activities	(108,850)	6,887	(101,963)
Financing activities:
Proceeds from exercise of stock options	45	—	45
Tax provision from stock compensation	321	—	321
Taxes paid related to net share settlement of equity awards	(3,596)	—	(3,596)
Change in restricted cash	96	(9,791)	(9,695)
Proceeds from revolving line of credit	403,131	—	403,131
Payments on revolving line of credit	(385,964)	—	(385,964)
Proceeds from borrowings	21,637	—	21,637
Payments on borrowings and capital lease obligations	(28,001)	—	(28,001)
Net cash provided by financing activities	7,669	(9,791)	(2,122)
Effect of exchange rate changes on cash and cash equivalents	(756)	590	(166)
Net increase in cash and cash equivalents	(2,522)	(9,791)	(12,313)
Cash and cash equivalents at beginning of period	48,477	(8,653)	39,824
Cash and cash equivalents at end of period	$45,955	$(18,444)	$27,511

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$192,150	$—	$192,150
Issuance of common stock due to acquisitions	38,705	—	38,705
Deferred consideration	25,872	—	25,872
Contingent consideration	7,148	—	7,148
Change in accrued additions to property and equipment	107	—	107

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	EZCORP, Inc. Stockholders' Equity
	Shares	Par Value		Retained Earnings

	(Unaudited, except balances as of September 30, 2012)
	(in thousands)
	As Previously Reported
Balances at September 30, 2012	51,226	$512	$268,626	$565,803	$(113)	$834,828
Stock compensation	—	—	5,202	—	—	5,202
Stock options exercised	18	—	45	—	—	45
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,423)	—	85	(2,338)
Release of restricted stock	400	4	—	—	—	4
Tax benefit of stock compensation	—	—	321	—	—	321
Taxes paid related to net share settlement of equity awards	—	—	(3,596)	—	—	(3,596)
Effective portion of cash flow hedge	—	—	—	—	500	500
Unrealized loss on available-for-sale securities	—	—	—	—	(1,120)	(1,120)
Foreign currency translation adjustment	—	—	—	—	(2,272)	(2,272)
Net income attributable to EZCORP, Inc.	—	—	—	58,817	—	58,817
Balances at June 30, 2013	54,201	$542	$317,258	$624,620	$(2,920)	$939,500

	Restatement Adjustments
Balances at September 30, 2012	—	$—	$(54)	$(6,863)	$(120)	(7,037)
Stock compensation	—	—	(155)	—	—	(155)
Foreign currency translation adjustment	—	—	—	—	228	228
Net income (loss) attributable to EZCORP, Inc.	—	—	—	(8,466)	—	(8,466)
Balances at June 30, 2013	—	$—	$(209)	$(15,329)	$108	$(15,430)

	As Restated
Balances at September 30, 2012	51,226	$512	$268,572	$558,940	$(233)	$827,791
Stock compensation	—	—	5,047	—	—	5,047
Stock options exercised	18	—	45	—	—	45
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,423)	—	85	(2,338)
Release of restricted stock	400	4	—	—	—	4
Tax benefit of stock compensation	—	—	321	—	—	321
Taxes paid related to net share settlement of equity awards	—	—	(3,596)	—	—	(3,596)
Effective portion of cash flow hedge	—	—	—	—	500	500
Unrealized loss on available-for-sale securities	—	—	—	—	(1,120)	(1,120)
Foreign currency translation adjustment	—	—	—	—	(2,044)	(2,044)
Net income attributable to EZCORP, Inc.	—	—	—	50,351	—	50,351
Balances at June 30, 2013	54,201	$542	$317,049	$609,291	$(2,812)	$924,070

The effects of the restatement on our unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2013 (the second quarter of fiscal 2013) are set forth below.
EZCORP, Inc. CONSOLIDATED BALANCE SHEET (in thousands, except share and per share amounts)

	March 31, 2013
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$41,443	$(5,228)	$36,215
Restricted cash	1,204	4,244	5,448
Pawn loans	138,380	—	138,380
Consumer loans, net	36,596	12,549	49,145
Pawn service charges receivable, net	25,388	—	25,388
Consumer loan fees and interest receivable, net	33,507	(14,227)	19,280
Inventory, net	116,517	—	116,517
Deferred tax asset	15,716	1,472	17,188
Prepaid income taxes	3,079	6,086	9,165
Prepaid expenses and other assets	42,421	—	42,421
Total current assets	454,251	4,896	459,147
Investments in unconsolidated affiliates	147,232	(1,362)	145,870
Property and equipment, net	118,979	—	118,979
Restricted cash, non-current	2,197	983	3,180
Goodwill	438,016	—	438,016
Intangible assets, net	60,387	—	60,387
Non-current consumer loans, net	77,414	(22,038)	55,376
Other assets, net	20,723	(170)	20,553
Total assets	$1,319,199	$(17,691)	$1,301,508

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$34,912	$—	$34,912
Current capital lease obligations	533	—	533
Accounts payable and other accrued expenses	63,298	(225)	63,073
Other current liabilities	36,096	—	36,096
Customer layaway deposits	8,191	—	8,191
Total current liabilities	143,030	(225)	142,805
Long-term debt, less current maturities	137,376	—	137,376
Long-term capital lease obligations	648	—	648
Deferred tax liability	10,104	—	10,104
Deferred gains and other long-term liabilities	19,872	3,773	23,645
Total liabilities	311,030	3,548	314,578
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	52,982	(6,309)	46,673
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 54 million at March 31, 2013; issued and outstanding: 51,208,328 at March 31, 2013	508	—	508
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	—	30
Additional paid-in capital	315,092	(193)	314,899
Retained earnings	630,501	(14,260)	616,241
Accumulated other comprehensive income	9,056	(477)	8,579
EZCORP, Inc. stockholders’ equity	955,187	(14,930)	940,257
Total liabilities and stockholders’ equity	$1,319,199	$(17,691)	$1,301,508

EZCORP, Inc. CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2013
	As Previously Reported		Restatement Adjustments		As Restated

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$100,082		$—		$100,082
Jewelry scrapping sales	42,582		—		42,582
Pawn service charges	62,015		—		62,015
Consumer loan fees and interest	53,180		(2,702)		50,478
Other revenues	2,104		(371)		1,733
Total revenues	259,963		(3,073)		256,890
Merchandise cost of goods sold	58,716		—		58,716
Jewelry scrapping cost of goods sold	29,311		—		29,311
Consumer loan bad debt	5,793		3,528		9,321
Net revenues	166,143		(6,601)		159,542
Operating expenses:
Operations	94,779		50		94,829
Administrative	8,603		(9)		8,594
Depreciation	6,950		—		6,950
Amortization	687		—		687
Loss on sale or disposal of assets	13		—		13
Total operating expenses	111,032		41		111,073
Operating income	55,111		(6,642)		48,469
Interest expense, net	3,754	—	—	—	3,754
Equity in net income of unconsolidated affiliates	(4,125)		—		(4,125)
Other loss	405		—		405
Income from continuing operations before income taxes	55,077		(6,642)		48,435
Income tax expense	16,072		(307)		15,765
Income from continuing operations, net of tax	39,005		(6,335)		32,670
Loss from discontinued operations, net of tax	(4,125)		700		(3,425)
Net income	34,880		(5,635)		29,245
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	897		(1,892)		(995)
Net income from discontinued operations attributable to redeemable noncontrolling interest	2		10		12
Net income attributable to EZCORP, Inc.	$33,981		$(3,753)		$30,228

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.71		$(0.08)		$0.63
Discontinued operations	(0.08)		0.02		(0.06)
Basic earnings (loss) per share	$0.63		$(0.06)		$0.57

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.71		$(0.08)		$0.63
Discontinued operations	(0.08)		0.02		(0.06)
Diluted earnings (loss) per share	$0.63		$(0.06)		$0.57

Net income from continuing operations attributable to EZCORP, Inc.	$38,108		$(4,443)		$33,665
Loss from discontinued operations attributable to EZCORP, Inc.	(4,127)		690		(3,437)
Net income attributable to EZCORP, Inc.	$33,981		$(3,753)		$30,228

EZCORP, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2013
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands)
Net income	$34,880	$(5,635)	$29,245
Other comprehensive income:
Foreign currency translation gain	11,111	(2,054)	9,057
Loss on effective portion of cash flow hedge:
Unrealized holding loss arising during period	(221)	—	(221)
Income tax benefit	(1,057)	678	(379)
Other comprehensive income, net of tax	9,833	(1,376)	8,457
Comprehensive income	$44,713	$(7,011)	$37,702
Attributable to redeemable noncontrolling interest:
Net income (loss)	899	(1,882)	(983)
Foreign currency translation gain	2,760	(260)	2,500
Comprehensive income attributable to redeemable noncontrolling interest	3,659	(2,142)	1,517
Comprehensive income attributable to EZCORP, Inc.	$41,054	$(4,869)	$36,185

EZCORP, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended March 31, 2013
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands)
Operating activities:
Net income	$67,035	$(10,797)	$56,238
Adjustments to reconcile net loss to net cash provided by operating activities:			—
Depreciation and amortization	16,415	—	16,415
Accretion of debt premium and consumer loan discount, net	—	(9,297)	(9,297)
Consumer loan loss provision	12,900	1,820	14,720
Deferred income taxes	1,400	(1)	1,399
Amortization of deferred financing costs	—	1,524	1,524
Amortization of prepaid commissions	—	1,464	1,464
Other	—	7,992	7,992
Gain on sale or disposal of assets	42	—	42
Stock compensation expense	3,054	(139)	2,915
Income from investments in unconsolidated affiliates	(9,163)	—	(9,163)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	2,366	7,340	9,706
Inventory, net	(3,034)	—	(3,034)
Receivables, prepaid expenses, other current assets and other assets, net	(7,072)	(1,363)	(8,435)
Accounts payable and other accrued expenses	(2,743)	2,536	(207)
Customer layaway deposits	812	—	812
Deferred gains and other long-term liabilities	350	207	557
Tax benefit from stock compensation	(342)	—	(342)
Income taxes receivable / payable	7,320	(3,958)	3,362
Dividends from unconsolidated affiliates	4,828	—	4,828
Net cash provided by operating activities	94,168	(2,672)	91,496
Investing activities:
Loans made	(440,917)	—	(440,917)
Loans repaid	307,930	3,641	311,571
Recovery of pawn loan principal through sale of forfeited collateral	129,965	—	129,965
Additions to property and equipment	(23,506)	—	(23,506)
Acquisitions, net of cash acquired	(12,279)	—	(12,279)
Investments in unconsolidated affiliates	(11,018)	—	(11,018)
Net cash used in investing activities	(49,825)	3,641	(46,184)
Financing activities:
Proceeds from exercise of stock options	6	—	6
Tax provision from stock compensation	342	—	342
Taxes paid related to net share settlement of equity awards	(3,596)	—	(3,596)
Debt issuance costs	(259)	—	(259)
Change in restricted cash	2,303	3,425	5,728
Proceeds from revolving line of credit	148,265	—	148,265
Payments on revolving line of credit	(194,805)	—	(194,805)
Proceeds from borrowings	1,172	—	1,172
Payments on borrowings and capital lease obligations	(5,170)	—	(5,170)
Net cash used in financing activities	(51,742)	3,425	(48,317)
Effect of exchange rate changes on cash and cash equivalents	365	(969)	(604)
Net increase in cash and cash equivalents	(7,034)	3,425	(3,609)
Cash and cash equivalents at beginning of period	48,477	(8,653)	39,824
Cash and cash equivalents at end of period	$41,443	$(5,228)	$36,215

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$130,675	$—	$130,675
Issuance of common stock due to acquisitions	38,705	—	38,705
Deferred consideration	24,000	—	24,000
Contingent consideration	4,792	—	4,792

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	EZCORP, Inc. Stockholders' Equity
	Shares	Par Value		Retained Earnings

	(Unaudited, except balances as of September 30, 2012)
	(in thousands)
	As Previously Reported
Balances at September 30, 2012	51,226	$512	$268,626	$565,803	$(113)	834,828
Stock compensation	—	—	3,054	—	—	3,054
Stock options exercised	3	—	6	—	—	6
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,423)	—	85	(2,338)
Release of restricted stock	392	—	—	—	—	—
Tax benefit of stock compensation	—	—	342	—	—	342
Taxes paid related to net share settlement of equity awards	—	—	(3,596)	—	—	(3,596)
Unrealized loss on available-for-sale securities	—	—	—	—	(172)	(172)
Foreign currency translation adjustment	—	—	—	—	9,256	9,256
Net income attributable to EZCORP, Inc.	—	—	—	64,698	—	64,698
Balances at March 31, 2013	54,178	$538	$315,092	$630,501	$9,056	$955,187

	Restatement Adjustments
Balances at September 30, 2012	—	$—	$(54)	$(6,863)	$(120)	(7,037)
Stock compensation	—	—	(139)	—	—	(139)
Foreign currency translation adjustment	—	—	—	—	(357)	(357)
Net income attributable to EZCORP, Inc.	—	—	—	(7,397)	—	(7,397)
Balances at March 31, 2013	—	$—	$(193)	$(14,260)	$(477)	$(14,930)

	As Restated
Balances at September 30, 2012	51,226	$512	$268,572	$558,940	$(233)	$827,791
Stock compensation	—	—	2,915	—	—	2,915
Stock options exercised	3	—	6	—	—	6
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,423)	—	85	(2,338)
Release of restricted stock	392	—	—	—	—	—
Tax benefit of stock compensation	—	—	342	—	—	342
Taxes paid related to net share settlement of equity awards	—	—	(3,596)	—	—	(3,596)
Unrealized loss on available-for-sale securities	—	—	—	—	(172)	(172)
Foreign currency translation adjustment	—	—	—	—	8,899	8,899
Net income attributable to EZCORP, Inc.	—	—	—	57,301	—	57,301
Balances at March 31, 2013	54,178	$538	$314,899	$616,241	$8,579	$940,257

The effects of the restatement on our unaudited condensed consolidated financial statements as of and for the quarter December 31, 2012 (the first quarter of fiscal 2013) are set forth below.
EZCORP, Inc. CONSOLIDATED BALANCE SHEET (in thousands, except share and per share amounts)

	December 31, 2012
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$46,668	$(3,455)	$43,213
Restricted cash	1,133	692	1,825
Pawn loans	162,150	—	162,150
Consumer loans, net	40,470	11,003	51,473
Pawn service charges receivable, net	31,077	—	31,077
Consumer loan fees and interest receivable, net	34,073	(14,067)	20,006
Inventory, net	120,271	—	120,271
Deferred tax asset	15,716	1,472	17,188
Prepaid income taxes	—	4,172	4,172
Prepaid expenses and other assets	50,394	—	50,394
Total current assets	501,952	(183)	501,769
Investments in unconsolidated affiliates	144,232	(1,362)	142,870
Property and equipment, net	114,082	—	114,082
Restricted cash, non-current	1,994	2,764	4,758
Goodwill	434,671	—	434,671
Intangible assets, net	59,562	—	59,562
Non-current consumer loans, net	66,615	(13,531)	53,084
Other assets, net	19,198	(106)	19,092
Total assets	$1,342,306	$(12,418)	$1,329,888

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$27,562	$—	$27,562
Current capital lease obligations	533	—	533
Accounts payable and other accrued expenses	70,829	(858)	69,971
Other current liabilities	24,396	—	24,396
Customer layaway deposits	6,254	—	6,254
Income taxes payable	659	(659)	—
Total current liabilities	130,233	(1,517)	128,716
Long-term debt, less current maturities	207,978	—	207,978
Long-term capital lease obligations	771	—	771
Deferred tax liability	10,815	—	10,815
Deferred gains and other long-term liabilities	31,019	4,024	35,043
Total liabilities	380,816	2,507	383,323
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	49,323	(4,167)	45,156
Stockholders’ equity:		—
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 56 million at December 31, 2012; issued and outstanding: 51,196,870 at December 31, 2012	508	—	508
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	—	30
Additional paid-in capital	313,126	(180)	312,946
Retained earnings	596,520	(10,507)	586,013
Accumulated other comprehensive income	1,983	(71)	1,912
EZCORP, Inc. stockholders’ equity	912,167	(10,758)	901,409
Total liabilities and stockholders’ equity	$1,342,306	$(12,418)	$1,329,888

EZCORP, Inc. CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended December 31, 2012
	As Previously Reported		Restatement Adjustments		As Restated

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$94,604		$—		$94,604
Jewelry scrapping sales	44,709		—		44,709
Pawn service charges	65,400		—		65,400
Consumer loan fees and interest	56,063		(1,865)		54,198
Other revenues	4,706		(2,378)		2,328
Total revenues	265,482		(4,243)	—	261,239
Merchandise cost of goods sold	54,945		—		54,945
Jewelry scrapping cost of goods sold	31,305		—		31,305
Consumer loan bad debt	10,143		3,744		13,887
Net revenues	169,089		(7,987)		161,102
Operating expenses:
Operations	98,419		1		98,420
Administrative	13,671		(91)		13,580
Depreciation	6,465		—		6,465
Amortization	688		—		688
Loss on sale or disposal of assets	29		—		29
Total operating expenses	119,272		(90)		119,182
Operating income	49,817		(7,897)		41,920
Interest expense, net	3,637	—	—	—	3,637
Equity in net income of unconsolidated affiliates	(5,038)		—		(5,038)
Other income	(501)		—		(501)
Income from continuing operations before income taxes	51,719		(7,897)		43,822
Income tax expense	16,616		(2,349)		14,267
Income from continuing operations, net of tax	35,103		(5,548)		29,555
Loss from discontinued operations, net of tax	(2,948)		386		(2,562)
Net income	32,155		(5,162)		26,993
Net income from continuing operations attributable to redeemable noncontrolling interest	1,547		(1,521)		26
Loss from discontinued operations attributable to redeemable noncontrolling interest	(109)		3		(106)
Net income attributable to EZCORP, Inc.	$30,717		$(3,644)		$27,073

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.64		$(0.07)		$0.57
Discontinued operations	(0.05)		—		(0.05)
Basic earnings per share	$0.59		$(0.07)		$0.52

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.64		$(0.07)		$0.57
Discontinued operations	(0.05)		—		(0.05)
Diluted earnings per share	$0.59		$(0.07)		$0.52

Net income from continuing operations attributable to EZCORP, Inc.	$33,556		$(4,027)		$29,529
Loss from discontinued operations attributable to EZCORP, Inc.	(2,839)		383		(2,456)
Net income attributable to EZCORP, Inc.	$30,717		$(3,644)		$27,073

EZCORP, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended December 31, 2012
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands)
Net income	$32,155	$(5,162)	$26,993
Other comprehensive income:
Foreign currency translation gain	3,468	124	3,592
Loss on effective portion of cash flow hedge:
Amounts reclassified from accumulated other comprehensive income	(43)	—	(43)
Income tax expense	(1,980)	(41)	(2,021)
Other comprehensive income, net of tax	1,445	83	1,528
Comprehensive income	$33,600	$(5,079)	$28,521
Attributable to redeemable noncontrolling interest:
Net (loss) income	1,438	(1,518)	(80)
Foreign currency translation loss	(651)	34	(617)
Comprehensive (loss) income attributable to redeemable noncontrolling interest	787	(1,484)	(697)
Comprehensive income attributable to EZCORP, Inc.	$32,813	$(3,595)	$29,218

EZCORP, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended December 31, 2012
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands)
Operating activities:
Net income	$32,155	$(5,162)	$26,993
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,652	—	7,652
Accretion of debt premium and consumer loan discount, net	—	(8,627)	(8,627)
Consumer loan loss provision	7,990	130	8,120
Deferred income taxes	2,214	(1)	2,213
Amortization of deferred financing costs	—	764	764
Amortization of prepaid commissions	—	649	649
Other	—	8,087	8,087
Loss on sale or disposal of assets	29	—	29
Stock compensation expense	925	(126)	799
Income from investments in unconsolidated affiliates	(5,038)	—	(5,038)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	(5,192)	7,428	2,236
Inventory, net	(11,908)	—	(11,908)
Receivables, prepaid expenses, other current assets and other assets, net	(17,727)	(616)	(18,343)
Accounts payable and other accrued expenses	9,323	1,891	11,214
Customer layaway deposits	(1,077)	—	(1,077)
Deferred gains and other long-term liabilities	83	490	573
Tax benefit from stock compensation	(346)	—	(346)
Prepaid income taxes	9,830	(1,216)	8,614
Dividends from unconsolidated affiliates	1,595	—	1,595
Net cash provided by operating activities	30,508	3,691	34,199
Investing activities:
Loans made	(231,067)	—	(231,067)
Loans repaid	142,250	(2,109)	140,141
Recovery of pawn loan principal through sale of forfeited collateral	73,264	—	73,264
Additions to property and equipment	(8,906)	—	(8,906)
Acquisitions, net of cash acquired	(12,278)	—	(12,278)
Investments in unconsolidated affiliates	(11,018)	—	(11,018)
Net cash used in investing activities	(47,755)	(2,109)	(49,864)
Financing activities:
Tax provision from stock compensation	346	—	346
Taxes paid related to net share settlement of equity awards	(3,431)	—	(3,431)
Change in restricted cash	2,298	3,456	5,754
Proceeds from revolving line of credit	80,125	—	80,125
Payments on revolving line of credit	(61,852)	—	(61,852)
Proceeds from borrowings	1,159	—	1,159
Payments on borrowings and capital lease obligations	(3,023)	—	(3,023)
Net cash provided by financing activities	15,622	3,456	19,078
Effect of exchange rate changes on cash and cash equivalents	(184)	160	(24)
Net increase in cash and cash equivalents	(1,809)	5,198	3,389
Cash and cash equivalents at beginning of period	48,477	(8,653)	39,824
Cash and cash equivalents at end of period	$46,668	$(3,455)	$43,213

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$69,370	$—	$69,370

EZCORP, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

Issuance of common stock due to acquisitions	38,647	—	38,647
Deferred consideration	24,000	—	24,000
Contingent consideration	4,792	—	4,792
Stock issued for additional investment in subsidiary	7,981	—	7,981
Change in accrued additions to property and equipment	2,100	—	2,100

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	EZCORP, Inc. Stockholders' Equity
	Shares	Par Value		Retained Earnings

	(Unaudited, except balances as of September 30, 2012)
	(in thousands)
	As Previously Reported
Balances at September 30, 2012	51,226	$512	$268,626	$565,803	$(113)	$834,828
Stock compensation	—	—	925	—	—	925
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,423)	—	85	(2,338)
Release of restricted stock	384	—	—	—	—	—
Tax benefit of stock compensation	—	—	346	—	—	346
Taxes paid related to net share settlement of equity awards	—	—	(3,431)	—	—	(3,431)
Unrealized loss on available-for-sale securities	—	—	—	—	(28)	(28)
Foreign currency translation adjustment	—	—	—	—	2,039	2,039
Net income attributable to EZCORP, Inc.	—	—	—	30,717	—	30,717
Balances at December 31, 2012	54,167	$538	$313,126	$596,520	$1,983	$912,167

	Restatement Adjustments
Balances at September 30, 2012	—	$—	$(54)	$(6,863)	$(120)	$(7,037)
Stock compensation	—	—	(126)	—	—	(126)
Issuance of common stock due to acquisitions	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	49	49
Net income attributable to EZCORP, Inc.	—	—	—	(3,644)	—	(3,644)
Balances at December 31, 2012	—	$—	$(180)	$(10,507)	$(71)	$(10,758)

	As Restated
Balances at September 30, 2012	51,226	$512	$268,572	$558,940	$(233)	$827,791
Stock compensation	—	—	799	—	—	799
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(2,423)	—	85	(2,338)
Release of restricted stock	384	—	—	—	—	—
Tax benefit of stock compensation	—	—	346	—	—	346
Taxes paid related to net share settlement of equity awards	—	—	(3,431)	—	—	(3,431)
Unrealized loss on available-for-sale securities	—	—	—	—	(28)	(28)
Foreign currency translation adjustment	—	—	—	—	2,088	2,088
Net income attributable to EZCORP, Inc.	—	—	—	27,073	—	27,073
Balances at December 31, 2012	54,167	$538	$312,946	$586,013	$1,912	$901,409

Year Ended September 30, 2012 (Fiscal 2012)
The following tables summarize the impact of the restatement adjustments for each quarterly period within fiscal 2012.

	Fiscal 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	September 30, 2012
	(in thousands)
Income from continuing operations before income taxes (as previously reported)	$61,054	$58,106	$43,938	$63,987	$227,085
Asset sale impact	—	—	—	—	—
Portfolio review impact	—	(3,258)	(1,993)	(3,435)	(8,686)
Other impacts	—	—	—	(4,280)	(4,280)
Net impact of adjustments	—	(3,258)	(1,993)	(7,715)	(12,966)
Income from continuing operations before income taxes (as restated)	$61,054	$54,848	$41,945	$56,272	$214,119

	Fourth Quarter of Fiscal 2012			Third Quarter of Fiscal 2012
	As Previously Reported	Restatement Adjustments	As Restated	As Previously Reported	Restatement Adjustments	As Restated
	(in thousands, except per share amounts)			(in thousands, except per share amounts)
Results of Operations:
Total revenues	$247,959	$385	$248,344	$220,670	$(2,068)	$218,602
Net revenues	157,194	(6,386)	150,808	140,282	(1,977)	138,305
Operating expenses	103,970	(33)	103,937	99,160	16	99,176
Non-operating income	(10,763)	1,362	(9,401)	(2,816)	—	(2,816)
Income from continuing operations before income taxes	63,987	(7,715)	56,272	43,938	(1,993)	41,945
Income tax expense	18,501	(2,311)	16,190	12,717	960	13,677
Income from continuing operations, net of tax	$45,486	$(5,405)	$40,081	$31,221	$(2,953)	$28,268
Net income attributable to EZCORP, Inc.	$38,572	$(4,347)	$34,225	$28,523	$(2,694)	$25,829
Diluted earnings per share attributable to EZCORP, Inc.	$0.75	$(0.08)	$0.67	$0.56	$(0.06)	$0.50
Cash Flow Data (year-to-date):
Net cash provided by operating activities	$140,917	$(1,802)	$139,115	$109,692	$(5,115)	$104,577
Net cash used in investing activities	(216,765)	2,002	(214,763)	(167,590)	4,926	(162,664)
Net cash provided by financing activities	99,266	(8,653)	90,613	84,404	(9,593)	74,811
Net increase in cash and cash equivalents	24,508	(8,653)	15,855	26,805	(9,593)	17,212

	Second Quarter of Fiscal 2012
	As Previously Reported	Restatement Adjustments	As Restated
	(in thousands, except per share amounts)
Results of Operations:
Total revenues	$251,338	$(2,102)	$249,236
Net revenues	158,512	(3,224)	155,288
Operating expenses	101,935	34	101,969
Non-operating income	(1,529)	—	(1,529)
Income from continuing operations before income taxes	58,106	(3,258)	54,848
Income tax expense	19,862	(2,149)	17,713
Income from continuing operations, net of tax	$38,244	$(1,109)	$37,135
Net income attributable to EZCORP, Inc.	$37,261	$178	$37,439
Diluted income per share attributable to EZCORP, Inc.	$0.73	$—	$0.73
Cash Flow Data (year-to-date):
Net cash provided by operating activities	$95,094	$(472)	$94,622
Net cash used in investing activities	(74,446)	456	(73,990)
Net cash (used in) provided by financing activities	2,483	(11,006)	(8,523)
Net increase in cash and cash equivalents	22,705	(11,006)	11,699

The effects of the restatement on our unaudited condensed consolidated financial statements as of and for the quarter ended June 30, 2012 (the third quarter of fiscal 2012) are set forth below.
EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2012
	As Previously Reported		Effect of Restatement		As Restated

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$75,286		$—		$75,286
Jewelry scrapping sales	40,530		—		40,530
Pawn service charges	55,656		—		55,656
Consumer loan fees and interest	47,877		(2,068)		45,809
Other revenues	1,321		—		1,321
Total revenues	220,670		(2,068)		218,602
Merchandise cost of goods sold	43,842		—		43,842
Jewelry scrapping cost of goods sold	27,115		—		27,115
Consumer loan bad debt	9,431		(91)		9,340
Net revenues	140,282		(1,977)		138,305
Operating expenses:
Operations	82,252		16		82,268
Administrative	9,857		—		9,857
Depreciation	5,755		—		5,755
Amortization	1,206		—		1,206
Loss on sale or disposal of assets	90		—		90
Total operating expenses	99,160		16		99,176
Operating income	41,122		(1,993)		39,129
Interest expense, net	898	—	—	—	898
Equity in net income of unconsolidated affiliates	(4,197)		—		(4,197)
Other loss	483		—		483
Income from continuing operations before income taxes	43,938		(1,993)		41,945
Income tax expense	12,717		960		13,677
Income from continuing operations, net of tax	31,221		(2,953)		28,268
Loss from discontinued operations, net of tax	(1,510)		—		(1,510)
Net income	29,711		(2,953)		26,758
Net income from continuing operations attributable to redeemable noncontrolling interest	1,169		(259)		910
Net income from discontinued operations attributable to redeemable noncontrolling interest	19		—		19
Net income attributable to EZCORP, Inc.	$28,523		$(2,694)		$25,829

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.59		$(0.06)		$0.53
Discontinued operations	(0.03)		—		(0.03)
Basic earnings per share	$0.56		$(0.06)		$0.50

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.59		$(0.06)		$0.53
Discontinued operations	(0.03)		—		(0.03)
Diluted earnings per share	$0.56		$(0.06)		$0.50

Net income from continuing operations attributable to EZCORP, Inc.	$30,052		$(2,694)		$27,358
Loss from discontinued operations attributable to EZCORP, Inc.	(1,529)		—		(1,529)
Net income attributable to EZCORP, Inc.	$28,523		$(2,694)		$25,829

EZCORP, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended June 30, 2012
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands)
Net income	$29,711	$(2,953)	$26,758
Other comprehensive income:
Foreign currency translation loss	(8,513)	191	(8,322)
Loss on effective portion of cash flow hedge:
Amounts reclassified from accumulated other comprehensive income	(108)	—	(108)
Income tax expense	(948)	—	(948)
Other comprehensive loss, net of tax	(9,569)	191	(9,378)
Comprehensive income	$20,142	$(2,762)	$17,380
Attributable to redeemable noncontrolling interest:
Net income	1,188	(259)	929
Foreign currency translation loss	(2,789)	76	(2,713)
Comprehensive loss attributable to redeemable noncontrolling interest	(1,601)	(183)	(1,784)
Comprehensive income attributable to EZCORP, Inc.	$21,743	$(2,579)	$19,164

EZCORP, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended June 30, 2012
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands)
Operating activities:
Net income	$106,436	$(4,062)	$102,374
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	19,891	—	19,891
Accretion of debt premium and consumer loan discount, net	—	(3,324)	(3,324)
Consumer loan loss provision	12,136	1,906	14,042
Deferred income taxes	(644)	—	(644)
Amortization of prepaid commissions	—	2,886	2,886
Other	—	3,324	3,324
Loss on sale or disposal of assets	138	—	138
Stock compensation expense	5,191	—	5,191
Income from investments in unconsolidated affiliates	(12,935)	—	(12,935)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	1,150	(1,818)	(668)
Inventory, net	(874)	—	(874)
Receivables, prepaid expenses, other current assets and other assets, net	(4,845)	(2,838)	(7,683)
Accounts payable and other accrued expenses	(12,100)	—	(12,100)
Customer layaway deposits	(182)	—	(182)
Deferred gains and other long-term liabilities	722	—	722
Tax benefit from stock compensation	(1,582)	—	(1,582)
Income taxes receivable/payable	(8,370)	(1,189)	(9,559)
Dividends from unconsolidated affiliates	5,560	—	5,560
Net cash provided by operating activities	109,692	(5,115)	104,577
Investing activities:
Loans made	(571,683)	—	(571,683)
Loans repaid	382,854	4,926	387,780
Recovery of pawn loan principal through sale of forfeited collateral	179,681	—	179,681
Additions to property and equipment	(33,193)	—	(33,193)
Acquisitions, net of cash acquired	(125,249)	—	(125,249)
Net cash used in investing activities	(167,590)	4,926	(162,664)
Financing activities:
Proceeds from exercise of stock options	647	—	647
Tax provision from stock compensation	1,582	—	1,582
Taxes paid related to net share settlement of equity awards	(1,153)	—	(1,153)
Change in restricted cash	(1,085)	(9,593)	(10,678)
Proceeds from revolving line of credit	594,809	—	594,809
Payments on revolving line of credit	(502,575)	—	(502,575)
Proceeds from borrowings	343	—	343
Payments on borrowings and capital lease obligations	(8,164)	—	(8,164)
Net cash provided by financing activities	84,404	(9,593)	74,811
Effect of exchange rate changes on cash and cash equivalents	299	189	488
Net increase in cash and cash equivalents	26,805	(9,593)	17,212
Cash and cash equivalents at beginning of period	23,969	—	23,969
Cash and cash equivalents at end of period	$50,774	$(9,593)	$41,181

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$177,490	$—	$177,490
Issuance of common stock due to acquisitions	17,984	—	17,984
Deferred consideration	916	—	916
Contingent consideration	23,000	—	23,000
Change in accrued additions to property and equipment	177	—	177

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	EZCORP, Inc. Stockholders' Equity
	Shares	Par Value		Retained Earnings

	(Unaudited, except balances as of September 30, 2011)
	(in thousands)
	As Previously Reported
Balances at September 30, 2011	50,199	$501	$242,398	$422,095	$(746)	$664,248
Stock compensation	—	—	5,191	—	—	5,191
Stock options exercised	201	2	645	—	—	647
Issuance of common stock due to acquisitions	635	7	17,992	—	—	17,999
Release of restricted stock	159	2	—	—	—	2
Tax benefit of stock compensation	—	—	1,580	—	—	1,580
Taxes paid related to net share settlement of equity awards	—	—	(1,153)	—	—	(1,153)
Unrealized loss on available-for-sale securities	—	—	—	—	(550)	(550)
Foreign currency translation adjustment	—	—	—	—	(7,327)	(7,327)
Net income attributable to EZCORP, Inc.	—	—	—	105,136	—	105,136
Balances at June 30, 2012	51,194	$512	$266,653	$527,231	$(8,623)	$785,773

	Restatement Adjustments
Balances at September 30, 2011	—	$—	$—	$—	$—	$—
Foreign currency translation adjustment	—	—	—	—	124	124
Net income (loss) attributable to EZCORP, Inc.	—	—	—	(2,516)	—	(2,516)
Balances at June 30, 2012	—	$—	$—	$(2,516)	$124	$(2,392)

	As Restated
Balances at September 30, 2011	50,199	$501	$242,398	$422,095	$(746)	$664,248
Stock compensation	—	—	5,191	—	—	5,191
Stock options exercised	201	2	645	—	—	647
Issuance of common stock due to acquisitions	635	7	17,992	—	—	17,999
Release of restricted stock	159	2	—	—	—	2
Tax benefit of stock compensation	—	—	1,580	—	—	1,580
Taxes paid related to net share settlement of equity awards	—	—	(1,153)	—	—	(1,153)
Unrealized loss on available-for-sale securities	—	—	—	—	(550)	(550)
Foreign currency translation adjustment	—	—	—	—	(7,203)	(7,203)
Net income attributable to EZCORP, Inc.	—	—	—	102,620	—	102,620
Balances at June 30, 2012	51,194	$512	$266,653	$524,715	$(8,499)	$783,381

The effects of the restatement on our unaudited condensed consolidated financial statements as of and for the quarter ended March 31, 2012 (the second quarter of fiscal 2012) are set forth below.
EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended March 31, 2012
	As Previously Reported		Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$94,495		$—	$94,495
Jewelry scrapping sales	51,672		—	51,672
Pawn service charges	55,925		—	55,925
Consumer loan fees and interest	48,427		(2,102)	46,325
Other revenues	819		—	819
Total revenues	251,338		(2,102)	249,236
Merchandise cost of goods sold	55,594		—	55,594
Jewelry scrapping cost of goods sold	31,233		—	31,233
Consumer loan bad debt	5,999		1,122	7,121
Net revenues	158,512		(3,224)	155,288
Operating expenses:
Operations	83,011		34	83,045
Administrative	11,998		—	11,998
Depreciation	5,220		—	5,220
Amortization	1,692		—	1,692
Loss gain on sale or disposal of assets	14		—	14
Total operating expenses	101,935		34	101,969
Operating income	56,577		(3,258)	53,319
Interest expense, net	2,246	—	—	2,246
Equity in net income of unconsolidated affiliates	(4,577)		—	(4,577)
Other loss	802		—	802
Income from continuing operations before income taxes	58,106		(3,258)	54,848
Income tax expense	19,862		(2,149)	17,713
Income from continuing operations, net of tax	38,244		(1,109)	37,135
Loss from discontinued operations, net of tax	(871)		—	(871)
Net income	37,373		(1,109)	36,264
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	112		(1,287)	(1,175)
Net income attributable to EZCORP, Inc.	$37,261		$178	$37,439

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.75		$—	$0.75
Discontinued operations	(0.02)		—	(0.02)
Basic earnings per share	$0.73		$—	$0.73

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.75		$—	$0.75
Discontinued operations	(0.02)		—	(0.02)
Diluted earnings per share	$0.73		$—	$0.73

Net income from continuing operations attributable to EZCORP, Inc.	$38,132		$178	$38,310
Loss from discontinued operations attributable to EZCORP, Inc.	(871)		—	(871)
Net income attributable to EZCORP, Inc.	$37,261		$178	$37,439

EZCORP, Inc. CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

	Three Months Ended March 31, 2012
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands)
Net income	$37,373	$(1,109)	$36,264
Other comprehensive income:
Foreign currency translation gain	6,394	16	6,410
Loss on effective portion of cash flow hedge:
Amounts reclassified from accumulated other comprehensive income	(179)	—	(179)
Income tax expense	(75)	—	(75)
Other comprehensive income, net of tax	6,140	16	6,156
Comprehensive income	$43,513	$(1,093)	$42,420
Attributable to redeemable noncontrolling interest:
Net (loss) income	112	(1,287)	(1,175)
Foreign currency translation gain	496	7	503
Comprehensive (loss) income attributable to redeemable noncontrolling interest	608	(1,280)	(672)
Comprehensive income attributable to EZCORP, Inc.	$42,905	$187	$43,092

EZCORP, Inc. CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended March 31, 2012
	As Previously Reported	Restatement Adjustments	As Restated

	(Unaudited)
	(in thousands)
Operating activities:
Net income	$76,725	$(1,109)	$75,616
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	12,514	—	12,514
Accretion of debt premium and consumer loan discount, net	—	(1,612)	(1,612)
Consumer loan loss provision	6,761	1,267	8,028
Deferred income taxes	465	—	465
Amortization of prepaid commissions	—	1,399	1,399
Other	—	1,612	1,612
Gain on sale or disposal of assets	(174)	—	(174)
Stock compensation expense	3,238	—	3,238
Income from investments in unconsolidated affiliates	(8,738)	—	(8,738)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable, net	6,551	1,486	8,037
Inventory, net	1,446	—	1,446
Receivables, prepaid expenses, other current assets and other assets, net	2,644	(1,366)	1,278
Accounts payable and other accrued expenses	(18,718)	—	(18,718)
Customer layaway deposits	206	—	206
Deferred gains and other long-term liabilities	10,856	—	10,856
Tax benefit from stock compensation	(1,521)	—	(1,521)
Income taxes receivable / payable	(1,949)	(2,149)	(4,098)
Dividends from unconsolidated affiliates	4,788	—	4,788
Net cash provided by operating activities	95,094	(472)	94,622
Investing activities:
Loans made	(360,354)	—	(360,354)
Loans repaid	260,289	456	260,745
Recovery of pawn loan principal through sale of forfeited collateral	129,518	—	129,518
Additions to property and equipment	(20,842)	—	(20,842)
Acquisitions, net of cash acquired	(83,057)	—	(83,057)
Net cash used in investing activities	(74,446)	456	(73,990)
Financing activities:
Proceeds from exercise of stock options	634	—	634
Tax provision from stock compensation	1,521	—	1,521
Taxes paid related to net share settlement of equity awards	(1,071)	—	(1,071)
Change in restricted cash	(935)	(11,006)	(11,941)
Proceeds from revolving line of credit	321,617	—	321,617
Payments on revolving line of credit	(318,227)	—	(318,227)
Payments on borrowings and capital lease obligations	(1,056)	—	(1,056)
Net cash (used in) provided by financing activities	2,483	(11,006)	(8,523)
Effect of exchange rate changes on cash and cash equivalents	(426)	16	(410)
Net increase in cash and cash equivalents	22,705	(11,006)	11,699
Cash and cash equivalents at beginning of period	23,969	—	23,969
Cash and cash equivalents at end of period	$46,674	$(11,006)	$35,668

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$123,587	$—	$123,587
Issuance of common stock due to acquisitions	11,615	—	11,615
Deferred consideration	5,785	—	5,785
Contingent consideration	23,000	—	23,000
Change in accrued additions to property and equipment	1,404	—	1,404

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	EZCORP, Inc. Stockholders' Equity
	Shares	Par Value		Retained Earnings

	(Unaudited, except balances as of September 30, 2011)
	(in thousands)
	As Previously Reported
Balances at September 30, 2011	50,199	$501	$242,398	$422,095	$(746)	$664,248
Stock compensation	—	—	3,238	—	—	3,238
Stock options exercised	196	2	632	—	—	634
Issuance of common stock due to acquisitions	427	5	11,625	—	—	11,630
Release of restricted stock	150	2	—	—	—	2
Tax benefit of stock compensation	—	—	1,521	—	—	1,521
Taxes paid related to net share settlement of equity awards	—	—	(1,071)	—	—	(1,071)
Unrealized loss on available-for-sale securities	—	—	—	—	(480)	(480)
Foreign currency translation adjustment	—	—	—	—	(617)	(617)
Net income attributable to EZCORP, Inc.	—	—	—	76,613	—	76,613
Balances at March 31, 2012	50,972	$510	$258,343	$498,708	$(1,843)	$755,718

	Restatement Adjustments
Balances at September 30, 2011	—	$—	$—	$—	$—	$—
Foreign currency translation adjustment	—	—	—	—	9	9
Net income (loss) attributable to EZCORP, Inc.	—	—	—	178	—	178
Balances at March 31, 2012	—	$—	$—	$178	$9	$187

	As Restated
Balances at September 30, 2011	50,199	$501	$242,398	$422,095	$(746)	$664,248
Stock compensation	—	—	3,238	—	—	3,238
Stock options exercised	196	2	632	—	—	634
Issuance of common stock due to acquisitions	427	5	11,625	—	—	11,630
Release of restricted stock	150	2	—	—	—	2
Tax benefit of stock compensation	—	—	1,521	—	—	1,521
Taxes paid related to net share settlement of equity awards	—	—	(1,071)	—	—	(1,071)
Unrealized loss on available-for-sale securities	—	—	—	—	(480)	(480)
Foreign currency translation adjustment	—	—	—	—	(608)	(608)
Net income attributable to EZCORP, Inc.	—	—	—	76,791	—	76,791
Balances at March 31, 2012	50,972	$510	$258,343	$498,886	$(1,834)	$755,905
NOTE 20: OPERATING SEGMENT INFORMATION (AS RESTATED)
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

There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information for the three years ending September 30, 2014, 2013 and 2012, including reclassifications discussed in Note 1 and restatements discussed in Note 2.

	Fiscal Year Ended September 30, 2014
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	As Restated (See Note 2)
	(in thousands)
Revenues:
Merchandise sales	$327,720	$60,302	$—	$388,022	$—	$388,022
Jewelry scrapping sales	89,941	6,302	—	96,243	—	96,243
Pawn service charges	217,891	30,487	—	248,378	—	248,378
Consumer loan fees and interest	166,764	53,377	—	220,141	—	220,141
Other revenues	2,701	2,161	—	4,862	—	4,862
Total revenues	805,017	152,629	—	957,646	—	957,646
Merchandise cost of goods sold	206,593	42,044	—	248,637	—	248,637
Jewelry scrapping cost of goods sold	67,029	5,807	—	72,836	—	72,836
Consumer loan bad debt	46,339	19,605	—	65,944	—	65,944
Net revenues	485,056	85,173	—	570,229	—	570,229
Operating expenses (income):
Operations	335,445	81,621	—	417,066	—	417,066
Administrative	—	—	—	—	62,096	62,096
Depreciation	17,265	5,873	—	23,138	6,663	29,801
Amortization	399	2,004	—	2,403	3,072	5,475
(Gain) loss on sale or disposal of assets	(6,620)	27	—	(6,593)	964	(5,629)
Interest expense (income), net	(16)	19,501	—	19,485	7,605	27,090
Equity in net income of unconsolidated affiliates	—	—	(5,948)	(5,948)	—	(5,948)
Restructuring	—	—	—	—	6,664	6,664
Impairment on investments	—	—	7,940	7,940	—	7,940
Other expense (income)	(5)	(5)	115	105	375	480
Segment contribution (loss)	$138,588	$(23,848)	$(2,107)	$112,633
Income (loss) from continuing operations before income taxes				$112,633	$(87,439)	$25,194

	Fiscal Year Ended September 30, 2013
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	As Restated (See Note 2)
	(in thousands)
Revenues:
Merchandise sales	$310,521	$57,564	$—	$368,085	$—	$368,085
Jewelry scrapping sales	123,162	8,540	—	131,702	—	131,702
Pawn service charges	221,775	29,579	—	251,354	—	251,354
Consumer loan fees and interest	169,098	42,527	—	211,625	—	211,625
Other revenues	2,887	2,976	1,539	7,402	—	7,402
Total revenues	827,443	141,186	1,539	970,168	—	970,168
Merchandise cost of goods sold	183,147	35,470	—	218,617	—	218,617
Jewelry scrapping cost of goods sold	88,637	7,496	—	96,133	—	96,133
Consumer loan bad debt	40,780	11,714	—	52,494	—	52,494
Net revenues	514,879	86,506	1,539	602,924	—	602,924
Operating expenses (income):
Operations	326,216	62,889	1,095	390,200	—	390,200
Administrative	—	—	—	—	52,339	52,339
Depreciation	15,814	5,222	—	21,036	6,822	27,858
Amortization	393	1,711	—	2,104	1,381	3,485
Loss on sale or disposal of assets	209	17	—	226	1,133	1,359
Interest expense, net	16	11,279	—	11,295	3,873	15,168
Equity in net income of unconsolidated affiliates	—	—	(13,240)	(13,240)	—	(13,240)
Impairment of investments	—	—	43,198	43,198	—	43,198
Other expense (income)	(3)	(218)	1,553	1,332	745	2,077
Segment contribution (loss)	$172,234	$5,606	$(31,067)	$146,773
Income (loss) from continuing operations before income taxes				$146,773	$(66,293)	$80,480

	Fiscal Year Ended September 30, 2012
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	As Restated (See Note 2)
	(in thousands)
Revenues:
Merchandise sales	$291,497	$41,567	$—	$333,064	$—	$333,064
Jewelry scrapping sales	191,905	10,576	—	202,481	—	202,481
Pawn service charges	210,601	22,937	—	233,538	—	233,538
Consumer loan fees and interest	161,768	25,980	—	187,748	—	187,748
Other revenues	2,594	1,292	—	3,886	—	3,886
Total revenues	858,365	102,352	—	960,717	—	960,717
Merchandise cost of goods sold	168,133	22,504	—	190,637	—	190,637
Jewelry scrapping cost of goods sold	122,604	8,111	—	130,715	—	130,715
Consumer loan bad debt	35,330	8,111	—	43,441	—	43,441
Net revenues	532,298	63,626	—	595,924	—	595,924
Operating expenses (income):
Operations	291,527	37,322	—	328,849	—	328,849
Administrative	—	—	—	—	47,873	47,873
Depreciation	13,075	3,319	—	16,394	5,457	21,851
Amortization	567	1,370	—	1,937	19	1,956
(Gain) loss on sale or disposal of assets	(260)	12	—	(248)	(1)	(249)
Interest (income) expense, net	(3)	(4,507)	—	(4,510)	2,961	(1,549)
Equity in net income of unconsolidated affiliates	—	—	(16,038)	(16,038)	—	(16,038)
Other income	(647)	(5)	(236)	(888)	—	(888)
Segment contribution	$228,039	$26,115	$16,274	$270,428
Income (loss) from continuing operations before income taxes				$270,428	$(56,309)	$214,119

The following table presents separately identified segment assets:

	U.S. & Canada	Latin America	Other International	Consolidated
	As Restated (See Note 2)
	(in thousands)
Assets at September 30, 2014
Cash and cash equivalents	$14,012	$9,309	$3,157	$26,478
Restricted cash	—	63,495	—	63,495
Pawn loans	145,258	17,186	—	162,444
Consumer loans, net	24,126	39,770	99	63,995
Service charges and fees receivable, net	33,851	9,840	—	43,691
Inventory, net	115,385	22,790	—	138,175
Property and equipment, net	63,116	23,694	—	86,810
Restricted cash, non-current	—	5,070	—	5,070
Non-current consumer loans, net	—	85,004	—	85,004
Goodwill	239,179	107,398	—	346,577
Intangibles, net	16,304	21,660	42	38,006
Total separately identified recorded segment assets	$651,231	$405,216	$3,298	$1,059,745
Consumer loans outstanding from unaffiliated lenders (1)	$22,553	$—	$—	$22,553
Assets at September 30, 2013
Cash and cash equivalents	$10,931	$9,612	$3,260	$23,803
Restricted cash	—	9,176	—	9,176
Pawn loans	142,930	13,707	—	156,637
Consumer loans, net	24,877	29,534	2,469	56,880
Service charges and fees receivable, net	34,748	13,966	697	49,411
Inventory, net	121,367	23,833	—	145,200
Property and equipment, net	67,676	28,198	1,448	97,322
Restricted cash, non-current	—	3,509	—	3,509
Non-current consumer loans, net	—	65,488	—	65,488
Goodwill	283,199	110,209	39,892	433,300
Intangibles, net	26,380	24,036	1,240	51,656
Total separately identified recorded segment assets	$712,108	$331,268	$49,006	$1,092,382
Consumer loans outstanding from unaffiliated lenders (1)	$29,171	$—	$—	$29,171
Assets at September 30, 2012
Cash and cash equivalents	$14,820	$12,049	$1,789	$28,658
Restricted cash	—	7,263	—	7,263
Pawn loans	140,885	16,763	—	157,648
Consumer loans, net	18,960	22,309	3,767	45,036
Service charges and fees receivable, net	31,989	20,025	1,114	53,128
Inventory, net	94,449	14,765	—	109,214
Property and equipment, net	60,947	23,220	1,503	85,670
Restricted cash, non-current	—	6,872	—	6,872
Non-current consumer loans, net	—	46,704	—	46,704
Goodwill	224,306	110,401	39,956	374,663
Intangibles, net	18,824	21,867	2,946	43,637
Total separately identified recorded segment assets	$605,180	$302,238	$51,075	$958,493
Consumer loans outstanding from unaffiliated lenders (1)	$25,484	$—	$—	$25,484

(1)	CSO loans are not recorded in our consolidated balance sheets.
The following table reconciles separately identified recorded segment assets, as shown above, to our consolidated total assets:

	September 30,
	2014	2013	2012
	As Restated (See Note 2)
	(in thousands)
Total separately identified recorded segment assets	$1,059,745	$1,092,382	$958,493
Corporate assets	350,799	240,586	250,582
Total assets	$1,410,544	$1,332,968	$1,209,075
The following tables provide geographic information required by FASB ASC 280-10-50-41:

	Fiscal Year Ended September 30,
	2014	2013	2012
	As Restated (See Note 2)
	(in thousands)
Revenues:
U.S.	$791,451	$814,803	$847,708
Mexico	152,629	141,186	102,352
Canada	13,566	12,640	10,657
U.K.	—	1,539	—
Total	$957,646	$970,168	$960,717

	September 30,
	2014	2013	2012
	As Restated (See Note 2)
	(in thousands)
Long-lived assets:
U.S.	$360,203	$404,723	$317,887
Mexico	153,214	162,914	155,488
Canada	3,787	4,755	10,199
U.K.	—	42,538	44,363
Other	1,359	42	42
Total	$518,563	$614,972	$527,979
NOTE 21: ALLOWANCE FOR LOSSES AND CREDIT QUALITY OF CONSUMER LOANS (AS RESTATED)
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

We consider consumer loans made at our storefronts and online in the U.K. to be defaulted if they have not been repaid or renewed by the maturity date. If one payment of a multiple-payment loan is delinquent, that one payment is considered defaulted. If more than one payment is delinquent at any time, the entire loan is considered defaulted. Although defaulted loans may be collected later, we charge the loan principal to consumer loan bad debt expense upon default, leaving only active loans in the reported balance. Accrued fees related to defaulted loans reduce fee revenue upon loan default, and increase fee revenue upon collection.
Based on historical collection experience, the age of past-due loans and amounts we expect to receive through the sale of repossessed vehicles, we provide an allowance for losses on auto title loans.
Consumer loans made by EZCORP Online are considered delinquent if they are not repaid or renewed by the maturity date. We do not accrue revenues on delinquent loans. All outstanding principal balances and fee receivables greater than 60 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt expense and reverse accrued unsecured consumer loan fee revenue. Subsequent collections of these amounts are recorded as a reduction to consumer loan bad debt expense and as consumer loan fee revenue.
Consumer loans made online in the U.K. are considered delinquent if they are not repaid or renewed by the maturity date. Based on historical collection experience and the age of past-due loans, we provide an allowance for losses up to 90 days past due. All outstanding principal balances and fee receivables greater than 90 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt expense and reverse accrued unsecured consumer loan fee revenue. Subsequent collections of these amounts are recorded as a reduction to consumer loan bad debt expense and as consumer loan fee revenue.
Grupo Finmart customers obtain installment loans with a series of payments due over the stated loan term, which can be as long as four years. We recognize consumer loan interest related to loans we originate based on the percentage of consumer loans made that we believe to be collectible, and reserve the percentage of interest we expect not to collect, over the period in which payments are expected to be received under the effective interest method.
A number of circumstances cause delays in the receipt of payments on a Grupo Finmart loan. For example:

•	It often takes 90 days or more for the employer to set up initial payroll withholding and begin remitting payments to Grupo Finmart (a process referred to as “ratification”).

•	It is not unusual to have an interruption or delay in payments for a number of reasons, such as holidays, summer vacations, illness, convenio renewals, union permits and political elections.

•
Many convenios limit the amount that can be withheld from a borrower’s paycheck, and if the borrower has multiple loans outstanding, the withheld amount is generally used to repay the loans in the order in which they were made.

•
Some larger employers act as a consolidator and remitter on behalf of other smaller employers and the payment consolidation processes, or other issues with employer systems, sometimes cause interruptions in payments.

Incremental direct costs incurred (commissions), other than certain brokerage and other costs, are capitalized and deferred ratably over the life of the loans. Amortization of these costs are included in “Operations” expense in our consolidated statements of operations.
We establish reserves for Grupo Finmart loans as follows:

•	We reserve 100% of non-performing loans, which for this purpose we consider to be:

◦	Out-of-payroll loans for which Grupo Finmart is not receiving payments; and

◦	In-payroll loans for which Group Finmart has not received any payments for 180 consecutive days.

•	We also establish additional loan principal and accrued interest reserves for performing loans based on historical experience.
When we reserve 100% of a Grupo Finmart loan, we charge the loan principal to consumer loan bad debt expense, reduce interest revenue by the amount of unpaid interest theretofore accrued on the loan and cease accruing interest revenue. Future collections are recorded as a reduction of consumer loan bad debt expense (in the case of written-off principal) and an increase in consumer loan fee revenue (in the case of written-off accrued interest) after principal has been recovered. The $19.9 million and $29.5 million recorded investment in unsecured long-term loans at September 30, 2014 and 2013, respectively, that are greater than 90 days are related to customers that are in payroll.

The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision	Translation Adjustment	Allowance Balance at End of Period	Financing Receivable at End of Period
	As Restated (See Note 2)
	(in thousands)
*Unsecured short-term consumer loans:
Year ended September 30, 2014	$2,928	$(46,968)	$26,865	$31,817	$3	$14,645	$31,747
Year ended September 30, 2013	2,390	(47,178)	21,074	26,651	(9)	2,928	22,289
Year ended September 30, 2012	1,727	(26,564)	12,176	15,034	17	2,390	20,108
Secured short-term consumer loans:
Year ended September 30, 2014	$1,804	$(64,916)	$58,453	$5,708	$—	$1,049	$8,173
Year ended September 30, 2013	942	(43,768)	40,226	4,404	—	1,804	9,789
Year ended September 30, 2012	538	(11,295)	9,087	2,612	—	942	5,951
**Unsecured long-term consumer loans:
Year ended September 30, 2014	$19,849	$(307)	$—	$19,608	$(1,063)	$38,087	$162,860
Year ended September 30, 2013	8,574	(289)	—	11,982	(418)	19,849	114,871
Year ended September 30, 2012	—	(223)	—	8,706	91	8,574	78,980

*
Unsecured short-term consumer loans amounts are included for periods after the November 20, 2012 acquisition of Go Cash, and prior to our discontinuance of Go Cash operations at September 30, 2014. Refer to Note 3 for further detail on discontinued operations.

**
Comparative information includes activity since the acquisition of Grupo Finmart on January 30, 2012 and the acquisition of Cash Genie on April 14, 2012, as applicable. At September 30, 2014, Go Cash operations were discontinued. Refer to Note 3 for further detail on discontinued operations. A portion of these amounts were included in “Consumer loans, net” in our consolidated balance sheets. Benefit in unsecured long-term consumer loan provision is due to the sale of past due loans and recoveries of loans previously written-off.

The provisions presented in the table above include only principal and exclude items such as non-sufficient funds fees, repossession fees, auction fees and interest. In addition, all credit service expenses and fees related to loans made by our unaffiliated lenders are excluded, as we do not own the loans made in connection with our credit services and they are not recorded as assets in our balance sheets. Expected losses on credit services are accrued and reported in “Accounts payable and other accrued expenses” in our consolidated balance sheets. Recoveries of unsecured long-term consumer loans are nil due to the nature of the loans charged-off.
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
Short-term unsecured consumer loans made online in the U.K. remain as recorded investments when in default or nonaccrual status. Based on historical collection experience and the age of past-due loans, we provide an allowance for losses up to 90 days past due. All outstanding principal balances and fee receivables greater than 90 days past due are considered defaulted. Upon default, we charge consumer loan principal to consumer loan bad debt expense and reverse accrued unsecured consumer loan fee revenue. Subsequent collections of these amounts are recorded as a reduction to consumer loan bad debt expense and as consumer loan fee revenue.
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

The following table presents an aging analysis of past due financing receivables by portfolio segment:

	Days Past Due				Total Past Due	Current Receivable	Translation Adjustment	Total Financing Receivable	Allowance Balance	Recorded Investment > 90 Days Accruing
	1-30	31-60	61-90	>90
	As Restated (See Note 2)
	(in thousands)
Unsecured short-term consumer loans:*
September 30, 2013	$113	$285	$257	$—	$655	$214	$—	$869	$464	$—
Secured short-term consumer loans:
September 30, 2014	$2,196	$823	$448	$412	$3,879	$4,294	$—	$8,173	$1,049	$—
September 30, 2013	2,096	1,313	905	910	5,224	4,565	—	9,789	1,804	—
September 30, 2012	1,246	708	466	391	2,811	3,140	—	5,951	942	—
Unsecured long-term consumer loans:**
September 30, 2014
Performing Loans	$4,942	$3,546	$2,035	$1,600	$12,123	$116,870	$2,230	$131,223	$6,450	$1,600
Non-Performing Loans	1,854	907	884	25,674	29,319	2,318	—	31,637	31,637	—
	$6,796	$4,453	$2,919	$27,274	$41,442	$119,188	$2,230	$162,860	$38,087	$1,600
September 30, 2013
Performing Loans	$7,497	$4,307	$2,771	$1,557	$16,132	$82,555	$1,269	$99,956	$4,934	$1,557
Non-Performing Loans	726	438	481	11,645	13,290	1,625	—	14,915	14,915	—
	$8,223	$4,745	$3,252	$13,202	$29,422	$84,180	$1,269	$114,871	$19,849	$1,557
September 30, 2012
Performing Loans	$3,172	$2,517	$1,015	$700	$7,404	$66,378	$—	$73,782	$3,376	$700
Non-Performing Loans	335	420	461	1,823	3,039	2,159	—	5,198	5,198	—
	$3,507	$2,937	$1,476	$2,523	$10,443	$68,537	$—	$78,980	$8,574	$700
* Unsecured short-term consumer loans amounts are included for periods after the December 20, 2012 acquisition of Go Cash, and prior to our discontinuance of Go Cash operations as of September 30, 2014. As a result of our discontinuance of Go Cash, we wrote our unsecured short-term consumer loans down to net realized value, or a nominal amount, as of September 30, 2014. Refer to Note 3 for further detail on discontinued operations.

** Comparative information includes activity since the acquisition of Grupo Finmart on January 30, 2012 and the acquisition of Cash Genie on April 14, 2012, as applicable. At September 30, 2014, Go Cash operations were discontinued. Refer to Note 3 for further detail on discontinued operations.
NOTE 22: FAIR VALUE MEASUREMENTS (AS RESTATED)
Recurring Fair Value Measurements
In accordance with FASB ASC 820-10 Fair Value Measurements and Disclosures, our assets and liabilities which are carried at fair value are classified in one of the following three categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Other observable inputs other than quoted market prices.

•	Level 3: Unobservable inputs that are not corroborated by market data.

The tables below present our financial assets (liabilities) that are measured at fair value on a recurring basis as of September 30, 2014 and 2013:

	September 30, 2014	Fair Value Measurements Using
Financial (liabilities) assets:		Level 1	Level 2	Level 3
	As Restated (See Note 2)
	(in thousands)
Forward contracts	$1,152	$—	$1,152	$—
Convertible notes hedges	36,994	—	36,994	—
Convertible notes embedded derivative	(36,994)	—	(36,994)	—
Contingent consideration	(3,758)	—	—	(3,758)
Net financial (liabilities) assets	$(2,606)	$—	$1,152	$(3,758)

	September 30, 2013	Fair Value Measurements Using
Financial (liabilities) assets:		Level 1	Level 2	Level 3
	As Restated (See Note 2)
	(in thousands)
Marketable equity securities	$2,339	$2,339	$—	$—
Forward contracts	1,813	—	1,813	—
Contingent consideration	(21,774)	—	—	(21,774)
Net financial (liabilities) assets	$(17,622)	$2,339	$1,813	$(21,774)

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

During fiscal 2014, we reversed a previously recorded $4.8 million liability for contingent consideration related to the purchase of Go Cash as we discontinued our online lending businesses on September 30, 2014. Refer to Note 3 for further detail on discontinued operations. We further made a $12.0 million earn out payment related to the Grupo Finmart acquisition, and recorded $0.6 million of other individually immaterial adjustments, bringing the contingent consideration liability to $3.8 million at September 30, 2014.

During fiscal 2013, we paid $12.8 million in contingent consideration to Grupo Finmart’s noncontrolling owners, recorded $7.1 million of additional contingent consideration attributable to our Go Cash and Fondo ACH acquisitions and due to Grupo Finmart’s acquisition of a loan portfolio, and recorded $0.5 million of other individually immaterial adjustments, bringing the contingent consideration liability to $21.8 million at September 30, 2013.
There were no transfers of assets in or out of Level 1 or Level 2 fair value measurements in the periods presented.

Financial Assets, Temporary Equity and Liabilities Not Measured at Fair Value
Our financial assets, temporary equity and liabilities as of September 30, 2014 and 2013 that are not measured at fair value in our consolidated balance sheets are as follows:

	Carrying Value		Estimated Fair Value
	September 30, 2014		September 30, 2014		Fair Value Measurement Using
					Level 1	Level 2		Level 3
	As Restated (See Note 2)
	(in thousands)
Financial assets:
Cash and cash equivalents	$55,325		$55,325		$55,325	$—		$—
Restricted cash	63,495		63,495		63,495	—		—
Pawn loans	162,444		162,444		—	—		162,444
Consumer loans, net	63,995		64,631		—	—		64,631
Pawn service charges receivable, net	31,044		31,044		—	—		31,044
Consumer loan fees and interest receivable, net	12,647		12,647		—	—		12,647
Restricted cash, non-current	5,070		5,070		5,070	—		—
Non-current consumer loans, net	85,004		86,364		—	—		86,364
Total	$479,024		$481,020		$123,890	$—		$357,130

Temporary equity:
Redeemable noncontrolling interest	$22,800		$49,021		$—	$—		$49,021

Financial liabilities:
2.125% Cash convertible senior notes due 2019	$185,693		$185,738		$—	$185,738		$—
Foreign currency debt	27,185	*	27,185		—	27,185		—
Consumer loans facility due 2019	54,045		54,178		54,178	—		—
Foreign currency unsecured notes	36,991	*	36,837		—	36,837		—
Foreign currency secured notes	26,195	*	26,144	**	—	26,144	**	—
Secured notes consolidated from VIEs	61,062	*	59,906		—	59,906		—
Total	$391,171		$389,988		$54,178	$335,810		$—

	Carrying Value		Estimated Fair Value
	September 30, 2013		September 30, 2013	Fair Value Measurement Using
				Level 1	Level 2	Level 3
	As Restated (See Note 2)
	(in thousands)
Financial assets:
Cash and cash equivalents	$29,100		$29,100	$29,100	$—	$—
Restricted cash	9,176		9,176	9,176	—	—
Pawn loans	156,637		156,637	—	—	156,637
Consumer loans, net	56,880		57,065	—	—	57,065
Pawn service charges receivable, net	30,362		30,362	—	—	30,362
Consumer loan fees and interest receivable, net	19,049		19,049	—	—	19,049
Restricted cash, non-current	3,509		3,509	3,509	—	—
Non-current consumer loans, net	65,488		65,967	—	—	65,967
Total	$370,201		$370,865	$41,785	$—	$329,080

Temporary equity:
Redeemable noncontrolling interest	$47,297		$53,068	$—	$—	$53,068

Financial liabilities:
Domestic line of credit	$140,900		$140,900	$—	$140,900	$—
Secured foreign currency debt	30,310	*	31,832	—	31,832	—
Consumer loans facility due 2017	31,951		32,027	32,027	—	—
Unsecured notes	39,029	*	38,734	15,686	23,048	—
Secured notes	4,185	*	4,026	—	4,026	—
Total	$246,375		$247,519	$47,713	$199,806	$—

*	Portions of these amounts are included in “Current maturities of long-term debt” and “Long-term debt, less current maturities” in our consolidated balance sheets.
** This amount has been revised from the originally filed amount to reflect the correction of an error due to a clerical matter in the formulation of this footnote. The fair value of the Foreign currency secured notes above of $26,144 had been erroneously included along with the fair value of foreign currency secured notes for a previously reported fair value of $53,487.

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

Consumer loans, including long-term unsecured consumer loans made by Grupo Finmart, are carried in the consolidated balance sheet net of the allowance for estimated loan losses, which is based on recent loan default experience adjusted for seasonal variations. Consumer loans, other than those made by Grupo Finmart, have relatively short maturity periods that are generally less than 12 months; therefore, we estimate that their carrying value approximates fair value. Consumer loans made by Grupo Finmart have an average stated term of approximately 31 months. We estimated the fair value of the Grupo Finmart consumer loans by applying an income approach (the present value of future cash flows). Key assumptions include an annualized probability of default as well as a discount rate based on the funding rate plus the portfolio liquidity risk. Significant increases or decreases in the underlying assumptions used to value the consumer loans could significantly increase or decrease the fair value estimates recorded in the consolidated balance sheets.

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

See Note 6 for discussion of the fair value of our investment in unconsolidated affiliates.
NOTE 23: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (AS RESTATED)
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
Derivative instruments not designated as hedging instruments
As described in Note 10, in June 2014 we issued and settled $200.0 million aggregate principal amount of Convertible Notes. We granted the initial purchasers the option to purchase up to an additional $30.0 million aggregate principal amount of Convertible Notes. On June 27, 2014, such option was exercised in full. On July 2, 2014, the purchase of the additional $30.0 million of Convertible Notes was settled. The conversion feature of the Convertible Notes can only be settled in cash and is required to be bifurcated from the Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Convertible Notes Embedded Derivative, we purchased Convertible Notes Hedges, which are accounted for as derivative instruments. The Convertible Notes Embedded Derivative and the Convertible Notes Hedges are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the consolidated income statements. We expect that the realized gain or loss from the Convertible Notes Hedges will substantially offset the realized loss or gain of the Convertible Notes Embedded Derivative upon maturity of the Convertible Notes. See Note 22 for additional information regarding the fair values of the Convertible Notes Embedded Derivative and the Convertible Notes Hedges.
During the fiscal year ended September 30, 2014, Grupo Finmart entered into a cross currency forward contract in connection with the formation of the VIEs and the related transfers of certain loans as described in Note 25. The Company guarantees the future cash outflows of the forward contract, which is included in the Company’s consolidated balance sheets and adjusted to fair value each reporting period through earnings.
The following tables set forth certain information regarding our derivative instruments not designated as hedging instruments:

		Fair Value Asset (Liability) of Derivative Instruments
		Fiscal Year Ended September 30,
Derivative Instrument	Balance Sheet Location	2014	2013	2012
		As Restated (See Note 2)
		(in thousands)
Convertible notes hedges	Other assets, net	$36,994	$—	$—
Convertible notes embedded derivative	Long-term debt, less current maturities	(36,994)	—	—
	Net balance sheet asset (liability)	$—	$—	$—

Foreign currency forwards	Prepaid expenses and other assets	$1,152	$—	$—
	Net balance sheet asset	$1,152	$—	$—

		Amount of Unrealized Gain on Derivatives
		Fiscal Year Ended September 30,
Derivative Instrument	Location of Gain	2014	2013	2012
		As Restated (See Note 2)
		(in thousands)
Foreign currency forwards	Other income	$1,152	$—	$—

NOTE 24: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION (AS RESTATED)
Supplemental Consolidated Balance Sheet Information
The following table provides information on net amounts included in pawn service charges receivable, consumer loan fees and interest receivable and inventory:

	September 30,
	2014	2013
	As Restated (See Note 2)
	(in thousands)
Pawn service charges receivable:
Gross pawn service charges receivable	$41,351	$40,336
Allowance for uncollectible pawn service charges receivable	(10,307)	(9,974)
Pawn service charges receivable, net	$31,044	$30,362
Consumer loan fees and interest receivable:
Gross consumer loan fees and interest receivable	$26,332	$19,511
Allowance for uncollectible consumer loan fees and interest receivable	(13,685)	(462)
Consumer loan fees and interest receivable, net	$12,647	$19,049
Inventory:
Inventory, gross	$154,218	$149,446
Inventory reserves	(16,043)	(4,246)
Inventory, net	$138,175	$145,200
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
Supplemental Consolidated Statements of Operations Information
The table below provides advertising expense for periods presented. Advertising costs are included in “Administrative” expense in our consolidated statements of operations:

	Fiscal Year Ended September 30,
	2014	2013	2012
	(in thousands)
Advertising expense	$7,435	$7,220	$5,159

 Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Revenue	Deductions	Balance at End of Period
	As Restated (See Note 2)
	(in thousands)
Allowance for valuation of inventory:
Year Ended September 30, 2014	$4,246	$11,797	$—	$—	$16,043
Year Ended September 30, 2013	5,574	—	—	1,328	4,246
Year Ended September 30, 2012	9,481	—	—	3,907	5,574
Allowance for uncollectible pawn service charges receivable:
Year Ended September 30, 2014	$9,974	$—	$333	$—	$10,307
Year Ended September 30, 2013	11,427	—	—	1,453	9,974
Year Ended September 30, 2012	10,720	—	707	—	11,427
Allowance for uncollectible consumer loan fees and interest receivable:
Year Ended September 30, 2014	$462	$—	$13,223	$—	$13,685
Year Ended September 30, 2013	3,763	—	—	3,301	462
Year Ended September 30, 2012	571	—	3,192	—	3,763
Allowance for valuation of deferred tax assets:
Year Ended September 30, 2014	$659	$—	$—	$495	$164
Year Ended September 30, 2013	2,242	—	—	1,583	659
Year Ended September 30, 2012	1,425	817	—	—	2,242

NOTE 25: VARIABLE INTEREST ENTITIES (AS RESTATED)
The Company performs ongoing qualitative assessments of VIEs it is involved with to determine if it has a controlling financial interest in the VIE and therefore is the VIE’s primary beneficiary. If it is determined to be the primary beneficiary, the Company consolidates the VIE in its consolidated financial statements.
Consolidated Variable Interest Entities
During the year ended September 30, 2014, Grupo Finmart participated in the formation of three VIEs that purchased Mexican Peso denominated long-term unsecured Mexican consumer loans originated by Grupo Finmart whose borrowers were Mexican government employees at the time of loan origination. Each VIE issued its notes to third party investors and used the related net proceeds to purchase the loans from Grupo Finmart at a premium over their principal amount. The creditors of the VIEs do not have recourse to the general credit of EZCORP, Inc. We consolidate these VIEs as we have the power to direct the activities that significantly affect each VIE’s economic performance and have the right to receive benefits or the obligation to absorb losses that could potentially be significant to each VIE.
The first VIE (“VIE C”) was formed in October 2013 as a trust with third party "Investor C" as the purchaser of its Mexican Peso denominated notes and the VIE’s first beneficiary. The second VIE (“VIE B”) was formed in March 2014 (amended in June, September and December 2014) as a trust with "Investor B" as the purchaser of the VIE’s U.S. Dollar denominated notes and the VIE’s first beneficiary. The third VIE (“VIE A”) was formed in June 2014 as a trust with "Investor A" as the purchaser of the VIE’s Mexican Peso denominated notes and the VIE’s first beneficiary. Grupo Finmart is the servicer of the VIEs’ loans. In August 2014, "Investors D" and "E" purchased a portion of VIE A’s notes from Investor A and became additional VIE A first beneficiaries. Each VIEs’ notes are payable solely from the VIE’s assets. Grupo Finmart receives 100% of VIE C and VIE B cash flows and 50% of VIE A cash flows after (1) the VIE’s operating expenses are paid and (2) the VIE's notes are repaid. Grupo Finmart has an option to repurchase VIE A’s loans. VIE A is the only VIE for which Grupo Finmart can be terminated as servicer for reasons other than cause, with termination requiring unanimous first beneficiary approval.
VIE B has entered into foreign exchange forward contracts with Grupo Finmart to mitigate the risk associated with its U.S. Dollar denominated assets and Mexican Peso denominated liabilities. Grupo Finmart has entered into an offsetting foreign exchange forward contract with a third party. See Note 23 for additional information regarding the fair value of the forward contract.
The loans Grupo Finmart transferred to the VIEs at the date of transfer were as follows:

Description of Portfolio	Carrying (Par) Value of Principal of Loans Transferred	Carrying Value of Accrued Interest of Loans Transferred	Principal of VIE Promissory Note Issued at Par
	(in millions, except number of loans)
14,500 in payroll loans transferred to VIE C in October 2013	$14.0	$0.7	$19.3
7,500 in payroll loans transferred to VIE B in March 2014	10.0	1.3	16.0
7,100 in payroll loans transferred to VIE B in June 2014	10.0	2.1	16.5
8,500 in payroll loans transferred to VIE A in June 2014	14.0	2.3	21.8
16,135 in payroll loans transferred to VIE B in September 2014	26.7	3.3	43.8
In evaluating whether we have the power to direct the activities of a VIE that most significantly impact its economic performance, we consider the purpose for which the VIE was created, the importance of each of the activities in which it is engaged and our decision-making role, if any, in those activities that significantly determine the entity’s economic performance as compared to other economic interest holders. This evaluation requires consideration of all facts and circumstances relevant to decision-making that affects the entity’s future performance and the exercise of professional judgment in deciding which decision-making rights are most important.
In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to a VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s design, including the entity’s capital structure, contractual rights to earnings or losses, subordination of our interests relative to those of other investors, as well as any other contractual arrangements that might exist that could have the potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.

The assets of the VIEs can be used only to settle obligations of the VIEs. Information about our involvement with VIEs has been aggregated as the VIEs are similar and we believe separate reporting would not provide more useful information. The assets and liabilities of our consolidated VIEs described above are presented in our consolidated balance sheets and are net of intercompany balances which are eliminated in our consolidated financial statements.
The loans the VIEs purchased from Grupo Finmart are reflected in our consolidated financial statements at amortized cost based on Grupo Finmart’s pre-transfer basis. We did not recognize any gain or loss as a result of the loan transfer to the VIEs or from the consolidation of the VIEs. The excess of the principal amount of each VIE’s notes payable over the principal amount of the VIE’s loans (this is the unamortized loan premium paid by the VIEs) is to be repaid using a portion of the VIE’s loan interest, as the coupon of the VIE’s loans are greater than the coupon of the VIE’s notes payable.
Income (principally, interest and fees on loans, and amortization of purchase premium) earned by our consolidated VIEs was $16.2 million for the year ended September 30, 2014. Related expenses, consisting primarily of interest, were $7.4 million for the year ended September 30, 2014. There were no consolidated VIEs as of September 30, 2013 and 2012. These amounts do not include intercompany transactions which are eliminated in our consolidated financial statements.
See “Non-recourse debt to EZCORP, Inc.” in Note 10 for a description of debt and “Derivative instruments designated as cash flow hedging instruments” in Note 23 for a description of derivatives related to our consolidated VIEs.
Non-Consolidated Variable Interest Entities
The Company holds a significant variable interest in two VIEs for which it is not the primary beneficiary and, therefore, were not consolidated, as discussed below.
Letters of Credit
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

NOTE 26: SUBSEQUENT EVENTS (AS RESTATED)
As discussed in the Explanatory Note immediately preceding Part I, this Amended Annual Report on Form 10-K/A does not modify or update disclosures in the original filing that may have been affected by subsequent events, except for the effects of the restatement described in “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Grupo Finmart Portfolio Review and Restatement” and Notes 2 and 19 to Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” We consider the following subsequent events to be direct effects of the restatement and, therefore, have updated our disclosures regarding subsequent events from our Annual Report on Form 10-K as originally filed on November 26, 2014.
Event of Default and Election to Pay Additional Interest
Under the Indenture relating to our Convertible Notes (see “2.125% Cash Convertible Senior Notes Due 2019” in Note 10), we are required to file with the Trustee our annual, quarterly and other periodic reports within 15 days after those reports are required to be filed with the Securities and Exchange Commission (the “SEC”). As previously disclosed, we did not timely file with the SEC or the Trustee our Quarterly Report on Form 10-Q for the period ended March 31, 2015 (the “Q2 Quarterly Report”) and, thus, were in default under the Indenture as of May 26, 2015. We notified the Trustee of such default on June 22, 2015, as required by the Indenture.
Under the Indenture, such default does not constitute an Event of Default (as defined in the Indenture) until the Trustee notifies us in writing of the default and we do not cure the default within 60 days after the receipt of such notice. We received a Notice of Default from the Trustee regarding our failure to timely file the Q2 Quarterly Report on July 29, 2015. The 60-day cure period specified in the Indenture expired on September 27, 2015, and an Event of Default under the Indenture existed as of that date.
The Indenture provides that we may elect, as the sole and exclusive remedy for the Event of Default during the first 180 days after the occurrence of the Event of Default, to pay additional interest on the Convertible Notes at a rate equal to 0.50% per annum of the principal amount of the Notes (the “Additional Interest”). We elected to pay such Additional Interest and notified the Trustee of such election, and the Trustee notified the holders of Convertible Notes, all in accordance with the terms of the Indenture.
The Additional Interest will accrue on all outstanding Convertible Notes from, and including, September 27, 2015 (the date on which the Event of Default occurred) to the earlier of (a) the date on which the Event of Default is cured or waived or (b) March 24, 2016 (the 180th day from and after the date on which the Event of Default occurred). The Additional Interest will be payable in the same manner and on the same dates as the stated interest payable on the Convertible Notes.
Federal Securities Litigation
On July 20, 2015, Wu Winfred Huang, a purported holder of Class A Non-voting Common Stock, for himself and on behalf of other similarly situated holders of Class A Non-voting Common Stock, filed a lawsuit in the United States District Court for the Western District of Texas styled Huang v. EZCORP, Inc., et al. (Case No. 1:15-cv-00608-SS). The complaint names as defendants EZCORP, Inc., Stuart I. Grimshaw (our chief executive officer) and Mark E. Kuchenrither (our former chief financial officer) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint relates to the Company’s announcement on July 17, 2015 that it will restate the financial statements for fiscal 2014 and the first quarter of fiscal 2015, and alleges generally that the Company issued materially false or misleading statements concerning the Company, its finances, business operations and prospects and that the Company misrepresented the financial performance of the Grupo Finmart business.
On August 14, 2015, a substantially identical lawsuit, styled Rooney v. EZCORP, Inc., et al. (Case No. 1:15-cv-00700-SS) was also filed in the United States District Court for the Western District of Texas. On September 28, 2015, the plaintiffs in these two lawsuits filed an agreed stipulation to be appointed co-lead plaintiffs and agreed that their two actions should be consolidated. On November 3, 2015, the Court entered an order consolidating the two actions under the caption In re EZCORP, Inc. Securities Litigation (Master File No. 1:15-cv-00608-SS), and appointed the two plaintiffs as co-lead plaintiffs, with their respective counsel appointed as co-lead counsel.
This case is in the very early stages. We cannot predict the outcome of the litigation, but we intend to defend vigorously against all allegations and claims.

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

ITEM 9A. CONTROLS AND PROCEDURES
This Amended Annual Report on Form 10-K/A includes the certification of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the “Exchange Act”). See Exhibits 31.1 and 31.2. This Item 9A includes information concerning the controls and control evaluations referred to in those certifications.
Background
The Company recently completed a comprehensive review of our Grupo Finmart loan portfolio, and as a result of issues identified in that review, our Board of Directors, on the recommendation of the Audit Committee and in consultation with management and our current and previous independent registered public accounting firms, concluded that our previously issued financial statements for fiscal 2014, 2013 and 2012 (including the interim periods within those years, other than the first quarter of fiscal 2012) and the unaudited financial statements for the first quarter of fiscal 2015 should no longer be relied upon because of certain accounting errors in those financial statements. Accordingly, we have restated our previously issued financial statements for those periods. See “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Grupo Finmart Portfolio Review and Restatement” and Notes 2 and 19 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
As a result of management’s review of the Grupo Finmart portfolio issues, we have identified deficiencies in our internal controls which are discussed more fully below. Those deficiencies failed to prevent or detect accounting errors, which led to the restatement described above. The deficiencies, collectively, represent material weaknesses in our internal control over financial reporting and require corrective and remedial actions.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
In connection with the preparation of our original Annual Report on Form 10-K for the fiscal year ended September 30, 2014, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer at that time, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer at that time concluded that our disclosure controls and procedures were effective as of September 30, 2014.
In connection with the preparation of this Amended Annual Report on Form 10-K/A, our management, under the supervision and with the participation of our current Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on that reevaluation, our current Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2014 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the completion of the review of the Grupo Finmart loan portfolio and the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements included in this Amended Annual Report on Form 10-K/A fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.
Management’s Report on Internal Control Over Financial Reporting (Revised)
Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of our original Annual Report on Form 10-K for the fiscal year ended September 30, 2014, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer at the time, conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2014 based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management determined that our internal control over financial reporting was effective as of September 30, 2014.
In connection with the preparation of this Amended Annual Report on Form 10-K/A, our management, under the supervision and with the participation of our current Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our internal control over financial reporting as of September 30, 2014. Based on that reevaluation, our current Chief Executive Officer and Chief Financial Officer concluded that we did not maintain effective internal control over financial reporting as of September 30, 2014 due to the identification of the material weaknesses described below.
Management identified a number of deficiencies in the design and operating effectiveness of the Company’s internal controls as of September 30, 2014 that represent material weaknesses in our internal control over financial reporting. These deficiencies are the result of management’s failure to design, implement and maintain adequate operational and internal controls and processes to (1) identify complex transactions requiring specialized accounting expertise and other financial reporting requirements and (2) monitor and report the performance of the Grupo Finmart loan portfolio.

•
Management did not apply the appropriate authoritative accounting literature and thus reached incorrect conclusions with respect to proper accounting of the Asset Sales as a result of the following deficiencies that, collectively, represent a material weakness:

◦	The appropriate accounting expertise (internally and externally) was not engaged, resulting in a failure to recognize important U.S. GAAP issues;

◦	The accounting consequences of significant, unusual transactions were not identified and evaluated; and

◦	The accounting positions taken on significant, unusual transactions were not reviewed and approved at the appropriate level.

•
Management did not recognize the extent of the Grupo Finmart non-performing loans, or understand the reasons that loans were non-performing, as a result of the following deficiencies that, collectively, represent a material weakness:

◦	Processes to identify and address aging concerns (including loans with delayed or partial payments) were missing or inadequate;

◦	Risk assessment processes were inadequate to identify situations that were likely to lead to payment non-performance;

◦	Detailed loan performance data was not reviewed by the appropriate accounting and management personnel; and

◦	Overall senior management supervision and review of Grupo Finmart’s business performance was ineffective at identifying loan portfolio issues.
These material weaknesses in our internal control over financial reporting resulted in the accounting errors that led to the restatement of previously issued financial statements.
Our internal control over financial reporting as of September 30, 2014 has been audited by our independent registered public accounting firm, as stated in their report appearing on the next page.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
EZCORP, Inc.
Austin, Texas
We have audited the internal control over financial reporting of EZCORP, Inc. and subsidiaries (the "Company") as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (Revised). Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our report dated November 26, 2014, we expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting. As described in the following paragraph, material weaknesses were subsequently identified as a result of the restatement of the previously issued financial statements. Accordingly, management has revised its assessment about the effectiveness of the Company’s internal control over financial reporting and our present opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2014, as expressed herein, is different from that expressed in our previous report.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following deficiencies are the result of management’s failure to design, implement and maintain adequate operational and internal controls and processes to (1) identify complex transactions requiring specialized accounting expertise and other financial reporting requirements and (2) monitor and report the performance of the Grupo Finmart loan portfolio:

•
Management did not apply the appropriate authoritative accounting literature and thus reached incorrect conclusions with respect to proper accounting of the Asset Sales as a result of the following deficiencies that, collectively, represent a material weakness:

◦	The appropriate accounting expertise (internally and externally) was not engaged, resulting in a failure to recognize important U.S. GAAP issues;

◦	The accounting consequences of significant, unusual transactions were not identified and evaluated; and

◦	The accounting positions taken on significant, unusual transactions were not reviewed and approved at the appropriate level.

•
Management did not recognize the extent of the Grupo Finmart non-performing loans, or understand the reasons that loans were non-performing, as a result of the following deficiencies that, collectively, represent a material weakness:

◦	Processes to identify and address aging concerns (including loans with delayed or partial payments) were missing or inadequate;

◦	Risk assessment processes were inadequate to identify situations that were likely to lead to payment non-performance;

◦	Detailed loan performance data was not reviewed by the appropriate accounting and management personnel; and

◦	Overall senior management supervision and review of Grupo Finmart’s business performance was ineffective at identifying loan portfolio issues.
These material weaknesses in internal control over financial reporting resulted in the accounting errors that led to the restatement of previously issued financial statements.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended September 30, 2014, of the Company and this report does not affect our report on such financial statements.
In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of September 30, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended September 30, 2014 of the Company and our report dated November 26, 2014 (November 9, 2015 as to the effects of the restatement discussed in Note 2 to the consolidated financial statements) expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the restatement of the consolidated financial statements.
/s/ DELOITTE & TOUCHE LLP
Austin, Texas
November 26, 2014 (November 9, 2015 as to the effects of the material weaknesses described in Management’s Report on Internal Control over Financial Reporting (Revised))

Impact on Prior Years
For the reasons discussed in “Management’s Report on Internal Control Over Financial Reporting (Revised)” above, management has also concluded that we did not maintain effective internal control over financial reporting as of September 30, 2013 or September 30, 2012.
Remediation Plan
Our management is in the process of designing and implementing remediation efforts intended to address the material weaknesses discussed above. These remediation efforts will be focused on:

•
Establishing and maintaining appropriate operational, risk assessment and internal controls and processes, as well as transactional controls, at both the Grupo Finmart and EZCORP level in order to (1) ensure engagement and utilization of appropriately qualified U.S. GAAP experts where required and (2) provide appropriate access and visibility to loan performance information;

•	Hiring additional internal resources and improving the organizational structure; and

•	Enhancing the overall control environment within both EZCORP and Grupo Finmart.
Management, under the supervision of the Audit Committee, will develop a comprehensive remediation plan, including a detailed plan and timetable for implementation, and will report regularly to the Audit Committee regarding the status of the implementation activities.
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
Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014. This report is provided by the following directors, who comprised the Compensation Committee as of the end of fiscal 2014.

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

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total

Mark Kuchenrither President and Chief Executive Officer and Chief Financial Officer	2014	$700,000	$350,000	$—	$—	$161,898	$1,211,898
	2013	690,385	—	4,038,000	—	154,434	4,882,819
	2012	432,837	—	900,716	236,250	78,789	1,648,592
Paul E. Rothamel Former President and Chief Executive Officer	2014	807,692	1,000,000	—	—	281,532	2,089,224
	2013	973,537	—	—	—	295,513	1,269,050
	2012	859,615	—	—	1,260,000	261,561	2,381,176
Lachlan P. Given (6) Executive Vice Chairman	2014	82,258	—	—	—	259,000	341,258
	2013	—	—	—	—	480,000	480,000
	2012	—	—	—	—	—	—
Thomas H. Welch, Jr. Senior Vice President, General Counsel and Secretary	2014	375,000	—	450,984	—	63,460	889,444
	2013	325,962	125,000	323,040	—	62,645	836,647
	2012	312,308	—	249,596	132,300	58,911	753,115
Jodie Maccarrone President, Global Financial Services	2014	350,385	—	360,525	—	132,193	843,103
	2013	247,115	100,000	232,185	—	—	579,300
	2012	80,769	51,911	—	24,500	—	157,180
Sterling B. Brinkley (7) Former Executive Chairman of the Board	2014	891,731	1,000,000	—	—	2,058,042	3,949,773
	2013	973,077	—	—	—	292,533	1,265,610
	2012	873,077	—	—	1,260,000	254,176	2,387,253
Barry W. Guest Former President, U.S. Pawn & Retail	2014	426,154	—	450,984	—	538,502	1,415,640
	2013	387,115	125,000	464,370	—	70,671	1,047,156
	2011	332,500	—	398,811	129,183	87,289	947,783

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

(3)
Amounts represent the aggregate grant date fair value of restricted stock or restricted stock unit awards, computed in accordance with FASB ASC 718-10-25. See Note 11 to our Consolidated Financial Statements included in “Part II — Item 8 — Financial Statements and Supplemental Data.” The actual value realized by the Named Executive Officer with respect to stock awards will depend on whether the award vests and, if it vests, the market value of our stock on the date the stock is sold.

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

Named Executive Officer	Year	Health Care Supplemental Insurance (1)	Value of Supplemental Life Insurance Premiums (2)	Company Contributions to Defined Contribution Plans (3)	Consulting Fees (4)	Other Benefits (5)	Total

Mr. Kuchenrither	2014	$18,816	$1,332	$141,750	$—	$—	$161,898
	2013	11,280	1,404	141,750	—	—	154,434
	2012	6,294	1,620	70,875	—	—	78,789
Mr. Rothamel	2014	8,922	1,110	271,500	—	—	281,532
	2013	13,239	1,404	273,750	—	7,120	295,513
	2012	13,266	1,620	246,675	—	—	261,561
Mr. Given	2014	—	—	—	259,000	—	259,000
	2013	—	—	—	480,000	—	480,000
	2012	—	—	—	—	—	—
Mr. Welch	2014	6,628	1,332	55,500	—	—	63,460
	2013	10,003	1,372	51,270	—	—	62,645
	2012	13,472	1,519	43,920	—	—	58,911
Ms. Maccarrone	2014	5,276	1,332	25,585	—	100,000	132,193
	2013	—	—	—	—	—	—
	2012	—	—	—	—	—	—
Mr. Brinkley	2014	14,380	1,049	270,000	—	1,772,613	2,058,042
	2013	10,772	1,404	270,000	—	10,357	292,533
	2012	9,556	1,620	243,000	—	—	254,176
Mr. Guest	2014	8,562	1,332	61,920	—	466,688	538,502
	2013	2,480	1,394	59,040	—	7,757	70,671
	2012	427	1,580	46,800	—	38,482	87,289

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

(1)
Amounts represent the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC 718-10-25. See Note 11 to our Consolidated Financial Statements included in “Item 8 — Financial Statements and Supplemental Data.” The actual value realized by the director with respect to stock awards will depend on the market value of our stock on the date the stock is sold.

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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II — Item 8 — Financial Statements and Supplementary Data”:

•	Report of Independent Registered Public Accounting Firm (2014 and 2013) - Deloitte & Touche LLP

•	Report of Independent Registered Public Accounting Firm (2012) - BDO USA, LLP

•	Consolidated Balance Sheets as of September 30, 2014 and 2013 (As Restated)

•	Consolidated Statements of Operations for each of the three years ended September 30, 2014, 2013 and 2012 (As Restated)

•	Consolidated Statements of Comprehensive Income for each of the three years ended September 30, 2014, 2013 and 2012 (As Restated)

•	Consolidated Statements of Cash Flows for each of the three years ended September 30, 2014, 2013 and 2012 (As Restated)

•	Consolidated Statements of Stockholders’ Equity for each of the three years ended September 30, 2014, 2013 and 2012 (As Restated)

•	Notes to Consolidated Financial Statements (As Restated).

Exhibits
The following exhibits are filed with, or incorporated by reference into, this report. All exhibits not attached hereto are incorporated by reference to a prior filing as indicated.

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

10.31*††††	Form of Restricted Stock Unit Award for executive officers
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

10.35*††††	Separation Agreement dated September 12, 2014, between EZCORP, Inc. and Barry W. Guest, former President, U.S. Pawn & Retail
10.36††††	Consulting Agreement, effective October 1, 2013, between the Company and LPG Limited (HK)
21.1††††	Subsidiaries of EZCORP, Inc.
23.1†	Consent of BDO USA, LLP

23.2†	Consent of Deloitte & Touche LLP
31.1†	Certification of Stuart I. Grimshaw, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Mark S. Ashby, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1††
Certifications of Stuart I. Grimshaw, Chief Executive Officer, and Mark S. Ashby, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
†††
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014, and September 30, 2013 (As Restated); (ii) Consolidated Statements of Operations for the years ended September 30, 2014, September 30, 2013 and September 30, 2012 (As Restated); (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, September 30, 2013 and September 30, 2012 (As Restated); Consolidated Statements of Cash Flows for the for the years ended September 30, 2014, September 30, 2013 and September 30, 2012 (As Restated); Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2014, September 30, 2013 and September 30, 2012 (As Restated); and (iv) Notes to Consolidated Financial Statements.

††††	Previously filed with the EZCORP, Inc. Annual Report on Form 10-K for the year ended September 30, 2014, originally filed November 26, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

EZCORP, Inc.
By:	/s/ Mark S. Ashby
Mark S. Ashby, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stuart I. Grimshaw	Chief Executive Officer and Director (principal executive officer)	November 9, 2015
Stuart I. Grimshaw

/s/ Mark S. Ashby	Chief Financial Officer (principal financial and accounting officer)	November 9, 2015
Mark S. Ashby

/s/ Lachlan P. Given	Executive Chairman of the Board	November 9, 2015
Lachlan P. Given

/s/ Matthew W. Appel	Director	November 9, 2015
Matthew W. Appel

/s/ Santiago Creel Miranda	Director	November 9, 2015
Santiago Creel Miranda

/s/ Peter Cumins	Director	November 9, 2015
Peter Cumins

/s/ Pablo Lagos Espinosa	Director	November 9, 2015
Pablo Lagos Espinosa

/s/ Thomas C. Roberts	Director	November 9, 2015
Thomas C. Roberts

/s/ Joseph L. Rotunda	President, North American Pawn and Director	November 9, 2015
Joseph L. Rotunda

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)
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

10.31*††††	Form of Restricted Stock Unit Award for executive officers
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

10.35*††††	Separation Agreement dated September 12, 2014, between EZCORP, Inc. and Barry W. Guest, former President, U.S. Pawn & Retail
10.36††††	Consulting Agreement, effective October 1, 2013, between the Company and LPG Limited (HK)
21.1††††	Subsidiaries of EZCORP, Inc.
23.1†	Consent of BDO USA, LLP
23.2†	Consent of Deloitte & Touche LLP
31.1†	Certification of Stuart I. Grimshaw, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Mark S. Ashby, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1††
Certifications of Stuart I. Grimshaw, Chief Executive Officer, and Mark S. Ashby, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
†††
Attached as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2014, and September 30, 2013 (As Restated); (ii) Consolidated Statements of Operations for the years ended September 30, 2014, September 30, 2013 and September 30, 2012 (As Restated); (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2014, September 30, 2013 and September 30, 2012 (As Restated); Consolidated Statements of Cash Flows for the for the years ended September 30, 2014, September 30, 2013 and September 30, 2012 (As Restated); Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2014, September 30, 2013 and September 30, 2012 (As Restated); and (iv) Notes to Consolidated Financial Statements.

††††	Previously filed with the EZCORP, Inc. Annual Report on Form 10-K for the year ended September 30, 2014, originally filed November 26, 2014.