Form 10-Q/A
period 2014-12-31
EZCORP INC
filed 2015-11-09
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-19424

EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2540145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Bee Cave Road, Building 1, Suite 200 Rollingwood, Texas	78746
(Address of principal executive offices)	(Zip Code)
(512) 314-3400
Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EZCORP, Inc.
INDEX TO FORM 10-Q/A

EXPLANATORY NOTE	1

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of December 31, 2014 (Unaudited and As Restated) and 2013 (Unaudited) and September 30, 2014	2

Condensed Consolidated Statements of Operations for the Three Months Ended December 31, 2014 (Unaudited and As Restated) and 2013 (Unaudited)	4

Condensed Consolidated Statements of Comprehensive (Loss) Income for the Three Months Ended December 31, 2014 (Unaudited and As Restated) and 2013 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Three Months Ended December 31, 2014 (Unaudited and As Restated) and 2013 (Unaudited)	6

Condensed Consolidated Statements of Stockholders’ Equity for the Three Months Ended December 31, 2014 (Unaudited and As Restated) and 2013 (Unaudited)	8

Notes to Interim Condensed Consolidated Financial Statements (Unaudited and As Restated)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	53

Item 3. Quantitative and Qualitative Disclosures about Market Risk	70

Item 4. Controls and Procedures	70

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	72

Item 1A. Risk Factors	73

Item 5. Other Information	73

Item 6. Exhibits	74

SIGNATURES	75

EXHIBIT INDEX	76

EXPLANATORY NOTE
Restatement of Consolidated Financial Statements
We have restated our financial statements for the fiscal years ended September 30, 2014, 2013 and 2012 (including the unaudited quarterly periods within those years, other than the first quarter of fiscal 2012), and are restating our financial statements for the first quarter of fiscal 2015, in order to correct certain accounting errors related to our Grupo Finmart loan portfolio. For a discussion of the Grupo Finmart portfolio review, the accounting errors identified and the impact of the restatement adjustments on the financial statements for the first quarter of fiscal 2015, see "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Grupo Finmart Portfolio Review and Restatement" and Note 2 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
Internal Control Over Financial Reporting
Management reassessed its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014, and concluded that a number of deficiencies in the design and operating effectiveness of our internal controls, collectively, represent material weaknesses in our internal control over financial reporting and, therefore, that we did not maintain effective internal control over financial reporting as of September 30, 2014, September 30, 2013 and September 30, 2012. For a description of the material weaknesses identified by management and management’s plan to remediate those material weaknesses, see “Part I, Item 4 — Controls and Procedures.”
Amended Reports
We are concurrently filing an Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014 (the "Amended FY14 Annual Report"), which contains the restated financial statements for fiscal 2014, 2013 and 2012 (including the restated quarterly periods within those years), as well as our Quarterly Reports on Form 10-Q for the fiscal quarters ended March 31, 2015 and June 30, 2015, all of which reflect the effects of the restatement.
This Amended Quarterly Report on Form 10-Q/A does not reflect events occurring after the original filing date of February 7, 2015, and does not modify or update disclosures in the original filing that may have been affected by subsequent events, except for the effects of the restatement and the other subsequent events described in Note 18 of Notes to Interim Condensed Consolidated Financial Statement included in "Part I, Item 1 — Financial Statements." Other disclosures not affected by the restatement are unchanged and reflect the disclosures made at the time of original filing.
This Amended Quarterly Report on Form 10-Q/A reflects amendments to the following items:

•	Part I, Item 1 — Financial Statements

•	Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations

•	Part I, Item 4 — Controls and Procedures

•	Part II, Item 6 — Exhibits
The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this Amended Quarterly Report on Form 10-Q/A. See Exhibits 31.1, 31.2 and 32.1.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	December 31, 2014	December 31, 2013	September 30, 2014
	(Unaudited)	(Unaudited)
	As Restated (See Note 2)
Assets:
Current assets:
Cash and cash equivalents	$77,599	$32,689	$55,325
Restricted cash	60,218	8,371	63,495
Pawn loans	150,930	153,421	162,444
Consumer loans, net	61,347	62,653	63,995
Pawn service charges receivable, net	30,241	30,842	31,044
Consumer loan fees and interest receivable, net	13,199	17,415	12,647
Inventory, net	132,659	142,159	138,175
Deferred tax asset	17,572	15,302	17,572
Prepaid income taxes	52,823	21,204	57,069
Receivables, prepaid expenses and other current assets	34,075	42,895	33,097
Total current assets	630,663	526,951	634,863
Investments in unconsolidated affiliates	99,219	97,424	91,781
Property and equipment, net	104,353	114,539	105,900
Restricted cash, non-current	4,310	4,189	5,070
Goodwill	337,498	434,835	346,577
Intangible assets, net	62,077	66,749	66,086
Non-current consumer loans, net	78,362	78,686	85,004
Deferred tax asset	10,617	7,543	12,142
Other assets, net	77,352	28,935	63,121
Total assets (1)(3)	$1,404,451	$1,359,851	$1,410,544

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$74,832	$23,516	$36,111
Current capital lease obligations	258	533	418
Accounts payable and other accrued expenses	81,417	77,880	94,993
Other current liabilities	6,000	11,988	8,595
Customer layaway deposits	5,133	5,782	8,097
Total current liabilities	167,640	119,699	148,214
Long-term debt, less current maturities	387,154	246,852	392,054
Long-term capital lease obligations	—	253	—
Deferred gains and other long-term liabilities	8,446	28,524	15,172
Total liabilities (2)(4)	563,240	395,328	555,440
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	18,550	45,825	22,800
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million as of December 31, 2014; 56 million as of December 31, 2013; and 100 million as of September 30, 2014; issued and outstanding: 50,680,358 as of December 31, 2014; 51,389,307 as of December 31, 2013; and 50,614,767 as of September 30, 2014	506	513	506
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	329,443	321,354	332,264
Retained earnings	521,198	599,978	509,586
Accumulated other comprehensive loss	(28,516)	(3,177)	(10,082)
EZCORP, Inc. stockholders’ equity	822,661	918,698	832,304
Total liabilities and stockholders’ equity	$1,404,451	$1,359,851	$1,410,544
See accompanying notes to interim condensed consolidated financial statements.

Assets and Liabilities of Consolidated Variable Interest Entities (See Note 17)
(1) Our consolidated assets as of December 31, 2014 and 2013 and September 30, 2014 include the following assets of our consolidated variable interest entities:

	December 31, 2014	December 31, 2013	September 30, 2014
	(Unaudited)	(Unaudited)
	As Restated (See Note 2)
	(in thousands)
Restricted cash	$1,903	$3	$1,921
Consumer loans, net	16,810	3,393	16,465
Consumer loan fees and interest receivable, net	3,579	1,034	3,058
Non-current consumer loans, net	36,297	7,829	35,780
Total assets	$58,589	$12,259	$57,224
(2) Our consolidated liabilities as of December 31, 2014 and 2013 and September 30, 2014 include the following liabilities of our consolidated variable interest entities:

	December 31, 2014	December 31, 2013	September 30, 2014
	(Unaudited)	(Unaudited)
	As Restated (See Note 2)
	(in thousands)
Accounts payable and other accrued expenses	$3,007	$382	$2,105
Current maturities of long-term debt	50,043	6,778	25,438
Long-term debt, less current maturities	63,125	11,563	35,624
Total liabilities	$116,175	$18,723	$63,167
Assets and Liabilities of Grupo Finmart Securitization Trust
(3) Our consolidated assets as of December 31, 2014 and 2013 and September 30, 2014 include the following assets of Grupo Finmart’s Securitization trust that can only be used to settle its liabilities:

	December 31, 2014	December 31, 2013	September 30, 2014
	(Unaudited)	Unaudited)
		(in thousands)
Restricted cash	$22,457	$—	$23,592
Consumer loans, net	35,069	34,123	41,588
Consumer loan fees and interest receivable, net	4,937	7,060	5,489
Restricted cash, non-current	123	4,189	133
Other assets, net	2,545	1,998	2,847
Total assets	$65,131	$47,370	73,649
(4) Our consolidated liabilities as of December 31, 2014 and 2013 and September 30, 2014 include the following liabilities for which the creditors of Grupo Finmart’s securitization trust do not have recourse to the general credit of EZCORP, Inc.:

	December 31, 2014	December 31, 2013	September 30, 2014
	(Unaudited)	(Unaudited)
		(in thousands)
Long-term debt, less current maturities	$49,475	$32,147	$54,045
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,

	2014	2013

	(Unaudited)
	As Restated (See Note 2)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$109,639	$105,587
Jewelry scrapping sales	18,534	27,703
Pawn service charges	64,927	64,133
Consumer loan fees and interest	58,847	55,204
Other revenues	871	1,129
Total revenues	252,818	253,756
Merchandise cost of goods sold	72,478	64,141
Jewelry scrapping cost of goods sold	14,675	20,020
Consumer loan bad debt	22,050	18,188
Net revenues	143,615	151,407
Operating expenses:
Operations	103,694	105,361
Administrative	8,352	15,724
Depreciation	7,573	7,340
Amortization	1,457	1,365
Loss (gain) on sale or disposal of assets	259	(6,290)
Total operating expenses	121,335	123,500
Operating income	22,280	27,907
Interest expense	12,034	5,051
Interest income	(532)	(197)
Equity in net income of unconsolidated affiliates	(2,194)	(1,271)
Other expense (income)	759	(168)
Income from continuing operations before income taxes	12,213	24,492
Income tax expense	3,578	4,823
Income from continuing operations, net of tax	8,635	19,669
Income (loss) from discontinued operations, net of tax	1,043	(2,735)
Net income	9,678	16,934
Net loss from continuing operations attributable to redeemable noncontrolling interest	(1,934)	(1,796)
Net income attributable to EZCORP, Inc.	$11,612	$18,730

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.20	$0.40
Discontinued operations	0.02	(0.05)
Basic earnings per share	$0.22	$0.35

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.20	$0.39
Discontinued operations	0.02	(0.05)
Diluted earnings per share	$0.22	$0.34

Weighted-average shares outstanding:
Basic	53,650	54,332
Diluted	53,698	54,362

Net income from continuing operations attributable to EZCORP, Inc.	$10,569	$21,465
Income (loss) from discontinued operations attributable to EZCORP, Inc.	1,043	(2,735)
Net income attributable to EZCORP, Inc.	$11,612	$18,730
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended December 31,
	2014	2013

	(Unaudited)
	As Restated (See Note 2)
	(in thousands)
Net income	$9,678	$16,934
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(21,521)	4,565
Cash flow hedges:
Unrealized loss before reclassifications	—	(346)
Amounts reclassified from accumulated other comprehensive loss	352	245
Unrealized holding loss on available-for-sale arising during period	—	(9)
Income tax benefit (expense)	419	(863)
Other comprehensive (loss) income, net of tax	(20,750)	3,592
Comprehensive (loss) income	$(11,072)	$20,526
Attributable to redeemable noncontrolling interest:
Net loss	(1,934)	(1,796)
Foreign currency translation (loss) gain	(2,402)	324
Amounts reclassified from accumulated other comprehensive loss	86	—
Comprehensive loss attributable to redeemable noncontrolling interest	(4,250)	(1,472)
Comprehensive (loss) income attributable to EZCORP, Inc.	$(6,822)	$21,998
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2014	2013

	(Unaudited)
	As Restated (See Note 2)
	(in thousands)
Operating activities:
Net income	$9,678	$16,934
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,030	9,363
Amortization (accretion) of debt discount (premium) and consumer loan premium (discount), net	1,982	(432)
Consumer loan loss provision	7,590	11,231
Deferred income taxes	1,498	694
Amortization of deferred financing costs	1,633	890
Amortization of prepaid commissions	3,013	2,226
Other adjustments	(176)	(206)
Loss (gain) on sale or disposal of assets	324	(6,422)
Stock compensation (benefit) expense	(2,458)	1,207
Income from investments in unconsolidated affiliates	(2,194)	(1,271)
Changes in operating assets and liabilities, net of acquisitions:
Service charges and fees receivable	(3,361)	3,179
Inventory	509	168
Receivables. prepaid expenses, other current assets and other assets	(7,824)	(17,870)
Accounts payable and other accrued expenses and deferred gains and other long-term liabilities	(13,955)	(8,488)
Customer layaway deposits	(2,895)	(2,853)
Change in restricted cash	(933)	—
Prepaid income taxes	4,099	2,544
Payments of restructuring charges	(2,285)	—
Dividends from unconsolidated affiliates	2,407	2,597
Net cash provided by operating activities	5,682	13,491
Investing activities:
Loans made	(223,748)	(232,294)
Loans repaid	166,771	154,576
Recovery of pawn loan principal through sale of forfeited collateral	69,886	64,776
Additions to property and equipment	(8,954)	(5,615)
Acquisitions, net of cash acquired	—	(10,395)
Investments in unconsolidated affiliates	(12,140)	—
Proceeds from sale of assets	—	9,882
Net cash used in investing activities	(8,185)	(19,070)

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Financing activities:
Taxes paid related to net share settlement of equity awards	(196)	—
Debt issuance costs	—	(3,080)
Payout of deferred and contingent consideration	(6,000)	(11,500)
Proceeds from settlement of forward currency contracts	2,313	—
Change in restricted cash	(795)	154
Proceeds from revolving line of credit	—	80,887
Payments on revolving line of credit	—	(74,908)
Proceeds from borrowings	66,560	35,838
Payments on borrowings and capital lease obligations	(34,650)	(18,289)
Net cash provided by financing activities	27,232	9,102
Effect of exchange rate changes on cash and cash equivalents	(2,455)	66
Net increase in cash and cash equivalents	22,274	3,589
Cash and cash equivalents at beginning of period	55,325	29,100
Cash and cash equivalents at end of period	$77,599	$32,689

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$66,699	$63,256
Deferred consideration	—	5,350
Contingent consideration	—	4,792
Note receivable from sale of assets	—	1,000
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2014 and 2013)
	As Restated (See Note 2)
	(in thousands)
Balances as of September 30, 2013	54,240	$543	$320,537	$581,248	$(6,445)	$895,883
Stock compensation		—	1,207	—	—	1,207
Release of restricted stock	120	—	—	—	—	—
Tax deficiency of stock compensation	—	—	(390)	—	—	(390)
Effective portion of cash flow hedge	—	—	—	—	(101)	(101)
Unrealized loss on available-for-sale securities	—	—	—	—	(6)	(6)
Foreign currency translation adjustment	—	—	—	—	3,375	3,375
Net income attributable to EZCORP, Inc.	—	—	—	18,730	—	18,730
Balances as of December 31, 2013	54,360	$543	$321,354	$599,978	$(3,177)	$918,698

Balances as of September 30, 2014	53,585	$536	$332,264	$509,586	$(10,082)	$832,304
Stock compensation benefit	—	—	(2,458)	—	—	(2,458)
Release of restricted stock	65	—	—	—	—	—
Tax deficiency of stock compensation	—	—	(167)	—	—	(167)
Taxes paid related to net share settlement of equity awards	—	—	(196)	—	—	(196)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	266	266
Foreign currency translation adjustment	—	—	—	—	(18,700)	(18,700)
Net income attributable to EZCORP, Inc.	—	—	—	11,612	—	11,612
Balances as of December 31, 2014 (As Restated)	53,650	$536	$329,443	$521,198	$(28,516)	$822,661
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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to discontinued operations (described in Note 3). Furthermore, certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications did not have a material impact on our financial position, results of operations or cash flows.
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in our Amended Annual Report on Form 10-K/A for the year ended September 30, 2014. The balance sheet as of September 30, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our business is subject to seasonal variations, and operating results for the three months ended December 31, 2014 (the "current quarter") are not necessarily indicative of the results of operations for the full fiscal year.
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
To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity; otherwise, the entity is evaluated under the voting interest model. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. Grupo Finmart has completed several transfers of consumer loans to various securitization trusts. We consolidate those securitization trusts under the VIE model. See Note 17.
We account for our investment in Cash Converters International using the equity method.
There have been no changes in significant accounting policies as described in our Amended Annual Report on Form 10-K/A for the year ended September 30, 2014.

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
NOTE 2: RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Correction of Accounting Errors
Subsequent to the filing of our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2014, management identified the following accounting errors relating to the Company’s Grupo Finmart loan portfolio:

•
During fiscal 2014 and the first quarter of fiscal 2015, Grupo Finmart completed six structured asset sales pursuant to which a portion of Grupo Finmart’s consumer loan portfolio was sold to special purpose trusts for the benefit of third parties. These transactions were previously accounted for as sales. Management has now concluded that the special purpose trusts should be consolidated variable interest entities and the transactions should be accounted for as transfers of financial assets to those consolidated variable interest entities. See Note 17.

•
Management has also concluded that the Company has incorrectly accounted for accrued interest revenue and bad debt expense on loans with respect to which Grupo Finmart was not currently receiving payments (“non-performing” loans). Specifically:

◦
Management determined that the non-performing loans included out-of-payroll loans that had not been correctly classified and recognized as such, causing an understatement of bad debt expense and an overstatement of accrued interest revenue;

◦
Management determined it was appropriate to (1) accrue and recognize interest income over the period that payments are expected to be received rather than over the stated term of the loan and (2) apply a 100% reserve policy on in-payroll loans that have been in non-performing status for 180 consecutive days; and

◦	Management determined it was appropriate to expense certain brokerage commission costs as incurred rather than amortize those costs over future periods.
Other Restatement Adjustments
In addition to correcting the accounting errors discussed above, our restated financial statements for the affected periods include adjustments for certain other accounting errors. When the financial statements were originally issued, we assessed the impact of these errors and concluded that they were not material to the financial statements for the affected periods. However, in conjunction with the restatement of our financial statements to correct the errors described above, we have determined that it is appropriate to make adjustments for all such previously unrecorded errors. These adjustments for the first quarter of fiscal 2015 are primarily to correct for immaterial timing differences related to stock compensation charges, impairment charges and inventory reserve estimates.

Impact of Restatement Adjustments on Unaudited Quarterly Financial Statements
The following table summarizes the impact of the restatement adjustments for the first quarter of fiscal 2015 (ended December 31, 2014):

Quarter Ended December 31, 2014
(in thousands)
Income from continuing operations before income taxes (as previously reported)	$20,435
Asset sale impact	(1,772)
Portfolio review impact	(8,039)
Other impacts	1,589
Net impact of adjustments	(8,222)
Income from continuing operations before income taxes (as restated)	$12,213

The effects of the restatement on our unaudited condensed consolidated financial statements as of and for the quarter ended December 31, 2014 are set forth below.
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEET (in thousands, except share amounts)

	December 31, 2014
	(Unaudited)
	As Previously Reported	Restatement Adjustments	As Restated
Assets:
Current assets:
Cash and cash equivalents	$77,599	$—	$77,599
Restricted cash	60,218	—	60,218
Pawn loans	150,930	—	150,930
Consumer loans, net	62,380	(1,033)	61,347
Pawn service charges receivable, net	30,241	—	30,241
Consumer loan fees and interest receivable, net	28,355	(15,156)	13,199
Inventory, net	133,986	(1,327)	132,659
Deferred tax asset	20,858	(3,286)	17,572
Prepaid income taxes	23,790	29,033	52,823
Receivables, prepaid expenses and other current assets	34,195	(120)	34,075
Total current assets	622,552	8,111	630,663
Investments in unconsolidated affiliates	99,219	—	99,219
Property and equipment, net	104,353	—	104,353
Restricted cash, non-current	3,454	856	4,310
Goodwill	337,498	—	337,498
Intangible assets, net	60,739	1,338	62,077
Non-current consumer loans, net	36,449	41,913	78,362
Deferred tax asset	11,630	(1,013)	10,617
Other assets, net	75,489	1,863	77,352
Total assets	$1,351,383	$53,068	$1,404,451

Liabilities and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$24,789	$50,043	$74,832
Current capital lease obligations	258	—	258
Accounts payable and other accrued expenses	80,314	1,103	81,417
Other current liabilities	6,000	—	6,000
Customer layaway deposits	5,133	—	5,133
Total current liabilities	116,494	51,146	167,640
Long-term debt, less current maturities	324,029	63,125	387,154
Long-term capital lease obligations	—	—	—
Deferred gains and other long-term liabilities	10,803	(2,357)	8,446
Total liabilities	451,326	111,914	563,240
Commitments and contingencies
Temporary equity:
Redeemable noncontrolling interest	31,868	(13,318)	18,550
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million as of December 31, 2014; issued and outstanding: 50,680,358 as of December 31, 2014	506	—	506
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	—	30
Additional paid-in capital	338,667	(9,224)	329,443
Retained earnings	562,437	(41,239)	521,198
Accumulated other comprehensive loss	(33,451)	4,935	(28,516)
EZCORP, Inc. stockholders’ equity	868,189	(45,528)	822,661
Total liabilities and stockholders’ equity	$1,351,383	$53,068	$1,404,451

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended December 31, 2014
	(Unaudited)
	(in thousands, except per share amounts)
	As Previously Reported	Restatement Adjustments	As Restated
Revenues:
Merchandise sales	$109,639	$—	$109,639
Jewelry scrapping sales	18,534	—	18,534
Pawn service charges	64,927	—	64,927
Consumer loan fees and interest	52,232	6,615	58,847
Other revenues	7,312	(6,441)	871
Total revenues	252,644	174	252,818
Merchandise cost of goods sold	72,388	90	72,478
Jewelry scrapping cost of goods sold	14,675	—	14,675
Consumer loan bad debt	15,251	6,799	22,050
Net revenues	150,330	(6,715)	143,615
Operating expenses:
Operations	103,656	38	103,694
Administrative	10,174	(1,822)	8,352
Depreciation	7,573	—	7,573
Amortization	1,457	—	1,457
Loss on sale or disposal of assets	259	—	259
Total operating expenses	123,119	(1,784)	121,335
Operating income	27,211	(4,931)	22,280
Interest expense	8,958	3,076	12,034
Interest income	(525)	(7)	(532)
Equity in net income of unconsolidated affiliates	(2,194)	—	(2,194)
Other expense	537	222	759
Income from continuing operations before income taxes	20,435	(8,222)	12,213
Income tax expense	6,365	(2,787)	3,578
Income from continuing operations, net of tax	14,070	(5,435)	8,635
Income from discontinued operations, net of tax	1,043	—	1,043
Net income	15,113	(5,435)	9,678
Net loss from continuing operations attributable to redeemable noncontrolling interest	(147)	(1,787)	(1,934)
Net income attributable to EZCORP, Inc.	$15,260	$(3,648)	$11,612

Basic earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.26	$(0.06)	$0.20
Discontinued operations	0.02	—	0.02
Basic earnings per share	$0.28	$(0.06)	$0.22

Diluted earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.26	$(0.06)	$0.20
Discontinued operations	0.02	—	0.02
Diluted earnings per share	$0.28	$(0.06)	$0.22

Net income from continuing operations attributable to EZCORP, Inc.	$14,217	$(3,648)	$10,569
Income from discontinued operations attributable to EZCORP, Inc.	1,043	—	1,043
Net income attributable to EZCORP, Inc.	$15,260	$(3,648)	$11,612

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended December 31, 2014
	(Unaudited)
	(in thousands)
	As Previously Reported	Restatement Adjustments	As Restated
Net income	$15,113	$(5,435)	$9,678
Other comprehensive loss:
Foreign currency translation loss	(27,145)	5,624	(21,521)
Cash flow hedges:		—
Amounts reclassified from accumulated other comprehensive loss	352	—	352
Income tax benefit	2,050	(1,631)	419
Other comprehensive loss, net of tax	(24,743)	3,993	(20,750)
Comprehensive loss	$(9,630)	$(1,442)	$(11,072)
Attributable to redeemable noncontrolling interest:
Net loss	(147)	(1,787)	(1,934)
Foreign currency translation loss	(3,569)	1,167	(2,402)
Amounts reclassified from accumulated other comprehensive loss	86	—	86
Comprehensive loss attributable to redeemable noncontrolling interest	(3,630)	(620)	(4,250)
Comprehensive loss attributable to EZCORP, Inc.	$(6,000)	$(822)	$(6,822)

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended December 31, 2014
	(Unaudited)
	(in thousands)
	As Previously Reported	Restatement Adjustments	As Restated
Operating activities:
Net income	$15,113	$(5,435)	$9,678
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,030	—	9,030
Amortization of debt discount and consumer loan premium	1,982	—	1,982
Consumer loan loss provision	6,241	1,349	7,590
Deferred income taxes	1,497	1	1,498
Amortization of deferred financing costs	1,633	—	1,633
Amortization of prepaid commissions	2,967	46	3,013
Other adjustments	(176)	—	(176)
Loss on sale or disposal of assets	324	—	324
Gain on sale of loan portfolio	(6,576)	6,576	—
Stock compensation benefit	(636)	(1,822)	(2,458)
Income from investments in unconsolidated affiliates	(2,194)	—	(2,194)
Tax provision from stock compensation	167	(167)	—
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	(806)	(2,555)	(3,361)
Inventory	421	88	509
Receivables. prepaid expenses, other current assets and other assets	(7,926)	102	(7,824)
Accounts payable and other accrued expenses and deferred gains and other long-term liabilities	(10,911)	(3,044)	(13,955)
Customer layaway deposits	(2,895)	—	(2,895)
Deferred gains and other long-term liabilities	(278)	278	—
Change in restricted cash	(933)	—	(933)
Prepaid income taxes	4,769	(670)	4,099
Payments of restructuring charges	(2,285)	—	(2,285)
Dividends from unconsolidated affiliates	2,407	—	2,407
Net cash provided by operating activities	10,935	(5,253)	5,682
Investing activities:
Loans made	(223,748)	—	(223,748)
Loans repaid	147,981	18,790	166,771
Recovery of pawn loan principal through sale of forfeited collateral	69,886	—	69,886
Additions to property and equipment	(8,954)	—	(8,954)
Investments in unconsolidated affiliates	(12,140)	—	(12,140)
Proceeds from sale of assets	65,849	(65,849)	—
Net cash (used in) provided by investing activities	38,874	(47,059)	(8,185)

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Financing activities:
Tax deficiency of stock compensation	(167)	167	—
Taxes paid related to net share settlement of equity awards	(196)	—	(196)
Payout of deferred and contingent consideration	(6,000)	—	(6,000)
Proceeds from settlement of forward currency contracts	2,313	—	2,313
Change in restricted cash	(1,840)	1,045	(795)
Proceeds from bank borrowings	3,609	62,951	66,560
Payments on bank borrowings and capital lease obligations	(23,805)	(10,845)	(34,650)
Net cash provided by (used in) financing activities	(26,086)	53,318	27,232
Effect of exchange rate changes on cash and cash equivalents	(2,453)	(2)	(2,455)
Net increase in cash and cash equivalents	21,270	1,004	22,274
Cash and cash equivalents at beginning of period	56,329	(1,004)	55,325
Cash and cash equivalents at end of period	$77,599	$—	$77,599

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$66,699	$—	$66,699

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2014)
	(in thousands)
	As Previously Reported
Balances as of September 30, 2014	53,585	$536	$339,666	$547,177	$(12,191)	$875,188
Stock compensation benefit	—	—	(636)	—	—	(636)
Release of restricted stock	65	—	—	—	—	—
Tax deficiency of stock compensation	—	—	(167)	—	—	(167)
Taxes paid related to net share settlement of equity awards	—	—	(196)	—	—	(196)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	266	266
Foreign currency translation adjustment	—	—	—	—	(21,526)	(21,526)
Net income attributable to EZCORP, Inc.	—	—	—	15,260	—	15,260
Balances as of December 31, 2014	53,650	$536	$338,667	$562,437	$(33,451)	$868,189

	Restatement Adjustments
Balances as of September 30, 2014	—	$—	$(7,402)	$(37,591)	$2,109	$(42,884)
Stock compensation benefit	—	—	(1,822)	—	—	(1,822)
Foreign currency translation adjustment	—	—	—	—	2,826	2,826
Net income attributable to EZCORP, Inc.	—	—	—	(3,648)	—	(3,648)
Balances as of December 31, 2014	—	$—	$(9,224)	$(41,239)	$4,935	$(45,528)

	As Restated
Balances as of September 30, 2014	53,585	$536	$332,264	$509,586	$(10,082)	$832,304
Stock compensation benefit	—	—	(2,458)	—	—	(2,458)
Release of restricted stock	65	—	—	—	—	—
Tax deficiency of stock compensation	—	—	(167)	—	—	(167)
Taxes paid related to net share settlement of equity awards	—	—	(196)	—	—	(196)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	266	266
Foreign currency translation adjustment	—	—	—	—	(18,700)	(18,700)
Net income attributable to EZCORP, Inc.	—	—	—	11,612	—	11,612
Balances as of December 31, 2014	53,650	$536	$329,443	$521,198	$(28,516)	$822,661

NOTE 3: DISCONTINUED OPERATIONS AND RESTRUCTURING
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
Discontinued operations in the quarters ended December 31, 2014 and 2013 include $1.3 million and $8.9 million of total revenues, respectively.

The table below summarizes the income (loss) from discontinued operations by operating segment:

	Three Months Ended December 31,
	2014	2013
	As Restated (See Note 2)
	(in thousands)
U.S. & Canada:
Net revenues	$1,006	$1,615
Expenses	77	4,402
Operating income (loss) from discontinued operations before taxes	929	(2,787)
Total termination benefits related to the reorganization	(1,093)	(640)
Income (loss) from discontinued operations before taxes	2,022	(2,147)
Income tax (provision) benefit	(224)	867
Income (loss) from discontinued operations, net of tax	$1,798	$(1,280)

Latin America:
Net revenues	$—	$207
Expenses	—	929
Operating loss from discontinued operations before taxes	—	(722)
Total termination benefits related to the reorganization	—	(1,917)
Income from discontinued operations before taxes	—	1,195
Income tax provision	—	(359)
Income from discontinued operations, net of tax	$—	$836

Other International:
Net revenues	$266	$2,034
Expenses	1,738	4,402
Operating loss from discontinued operations before taxes	(1,472)	(2,368)
Total termination costs related to the reorganization	(717)	—
Loss from discontinued operations before taxes	(755)	(2,368)
Income tax benefit	—	77
Loss from discontinued operations, net of tax	$(755)	$(2,291)

Consolidated:
Net revenues	$1,272	$3,856
Expenses	1,815	9,733
Operating loss from discontinued operations before taxes	(543)	(5,877)
Total termination benefits related to the reorganization	(1,810)	(2,557)
Income (loss) from discontinued operations before taxes	1,267	(3,320)
Income tax provision	(224)	585
Income (loss) from discontinued operations, net of tax	$1,043	$(2,735)
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

Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows:

	Three Months Ended December 31,
	2014	2013
	As Restated (See Note 2)
	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP (A)	$10,569	$21,465
Income (loss) from discontinued operations, net of tax (B)	1,043	(2,735)
Net income attributable to EZCORP (C)	$11,612	$18,730

Weighted-average outstanding shares of common stock (D)	53,650	54,332
Dilutive effect of restricted stock	48	30
Weighted-average common stock and common stock equivalents (E)	53,698	54,362

Basic earnings per share attributable to EZCORP:
Continuing operations (A / D)	$0.20	$0.40
Discontinued operations (B / D)	0.02	(0.05)
Basic earnings per share (C / D)	$0.22	$0.35

Diluted earnings per share attributable to EZCORP:
Continuing operations (A / E)	$0.20	$0.39
Discontinued operations (B / E)	0.02	(0.05)
Diluted earnings per share (C / E)	$0.22	$0.34

Potential common shares excluded from the calculation of diluted earnings per share:
Restricted stock	—	257
Warrants	14,317	—
Total potential common shares excluded	14,317	257
NOTE 5: STRATEGIC INVESTMENTS
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
Fair Value Measurements
The fair value for Cash Converters International as of December 31, 2014 and 2013 and September 30, 2014 was considered a Level 1 estimate within the fair value hierarchy of FASB ASC 820-10-50, and was calculated as (a) the quoted stock price on the Australian Stock Exchange as of December 31, 2014 and 2013 and September 30, 2014 multiplied by (b) the number of shares we owned as of December 31, 2014 and 2013 and September 30, 2014 multiplied by (c) the applicable foreign currency exchange rate as of December 31, 2014 and 2013 and September 30, 2014. We included no control premium for owning a large percentage of outstanding shares.
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
The table below summarizes the carrying amount and fair value of each of these strategic investments as of the dates indicated:

	December 31,		September 30,
	2014	2013	2014
	(in thousands of U.S. dollars)
Cash Converters International:
Recorded value	$99,219	$89,522	$91,781
Fair value	123,932	117,778	128,956
Albemarle & Bond:
Recorded value	$—	$7,902	$—
Fair value	—	4,871	—

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the balance of goodwill and each major class of intangible assets as of the specified dates:

	December 31,		September 30,
	2014	2013	2014
	As Restated (See Note 2)
	(in thousands)
Goodwill	$337,498	$434,835	$346,577

Indefinite-lived intangible assets, net:
Pawn licenses	$8,836	$8,836	$8,836
Trade names	6,811	8,230	6,990
Domain name	13	215	13
Total indefinite-lived intangible assets, net	$15,660	$17,281	$15,839

Definite-lived intangible assets, net:
Real estate finders’ fees	$715	$893	$787
Non-compete agreements	354	563	391
Favorable lease	494	590	517
Franchise rights	1,158	1,322	1,222
Contractual relationship	11,733	15,002	13,222
Internally developed software	19,209	23,787	18,759
Deferred financing costs	12,554	7,087	15,143
Other	200	224	206
Total definite-lived intangible assets, net	$46,417	$49,468	$50,247

Intangible assets, net	$62,077	$66,749	$66,086
The following tables present the changes in the carrying value of goodwill over the periods presented:

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances as of September 30, 2014	$239,179	$107,398	$—	$346,577
Effect of foreign currency translation changes	—	(9,079)	—	(9,079)
Balances as of December 31, 2014	$239,179	$98,319	$—	$337,498

	U.S. & Canada	Latin America	Other International	Consolidated
	(in thousands)
Balances as of September 30, 2013	$283,199	$110,209	$39,892	$433,300
Effect of foreign currency translation changes	—	673	862	1,535
Balances as of December 31, 2013	$283,199	$110,882	$40,754	$434,835
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
The following table presents the amount and classification of amortization recognized as expense in each of the periods presented:

	Three Months Ended December 31,
	2014	2013
	(in thousands)
Amortization expense in continuing operations	$1,457	$1,365
Amortization expense in discontinued operations	—	575
Operations expense	26	30
Interest expense	1,633	890
Total expense from the amortization of definite-lived intangible assets	$3,116	$2,860
The following table presents our estimate of the amount and classification of future amortization expense for definite-lived intangible assets:

Fiscal Years Ended September 30,	Amortization expense	Operations expense	Interest expense
	As Restated (See Note 2)
	(in thousands)
2015	$4,642	$80	$3,189
2016	6,056	106	3,077
2017	5,822	106	2,515
2018	4,854	106	2,435
2019	4,123	78	1,338
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

NOTE 7: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The following table presents our long-term debt instruments and balances under capital lease obligations outstanding as of December 31, 2014 and 2013 and September 30, 2014. The non-recourse debt matures at various months in the years so indicated in the table below:

	December 31, 2014		December 31, 2013		September 30, 2014
	Carrying Amount	Debt (Discount) Premium	Carrying Amount	Debt Premium	Carrying Amount	Debt (Discount) Premium
	As Restated (See Note 2)
	(in thousands)
Recourse to EZCORP:
Domestic line of credit up to $200 million due 2015	$—	$—	$146,500	$—	$—	$—
2.125% cash convertible senior notes due 2019	187,727	(42,273)	—	—	185,693	(44,307)
Cash convertible senior notes due 2019 embedded derivative	45,163	—	—	—	36,994	—
Capital lease obligations	258	—	786	—	418	—
Non-recourse to EZCORP:
Secured foreign currency debt up to $3 million due 2014	—	—	871	76	63	3
Secured foreign currency debt up to $9 million due 2014	—	—	—	—	86	—
Secured foreign currency debt up to $19 million due 2015	—	—	4,138	—	—	—
Secured foreign currency debt up to $5 million due 2016	—	—	4,867	—	—	—
Secured foreign currency debt up to $9 million due 2016	3,431	—	—	—	4,796	—
Secured foreign currency debt up to $23 million due 2017	20,360	—	22,962	—	22,240	—
Consumer loans facility due 2017	—	—	32,147	—	—	—
Consumer loans facility due 2019	49,475	—	—	—	54,045	—
10% unsecured notes due 2014	—	—	7,703	—	1,158	—
11% unsecured notes due 2014	—	—	110	—	—	—
9% unsecured notes due 2015	12,504	—	16,546	—	29,875	—
10% unsecured notes due 2015	1,632	—	420	—	943	—
11% unsecured notes due 2015	4,483	—	—	—	4,897	—
10% unsecured notes due 2016	108	—	121	—	118	—
12% unsecured notes due 2019	—	—	11,481	—	—	—
12% secured notes due 2016	3,507	114	—	—	3,881	174
12% secured notes due 2017	—	—	4,160	333	—	—
12% secured notes due 2020	20,428	—	—	—	22,314	—
17% secured notes due 2015 consolidated from VIEs	1,768	—	8,392	—	3,207	—
15% secured notes due 2016 consolidated from VIEs	8,486	—	9,950	—	9,638	—
11% secured notes due 2017 consolidated from VIEs	74,624	—	—	—	14,982	—
11% secured notes due 2017 consolidated from VIEs	11,917	—	—	—	13,590	—
15% secured notes due 2017 consolidated from VIEs	16,373	—	—	—	19,645	—
Total	462,244	(42,159)	271,154	409	428,583	(44,130)
Less current portion	75,090	114	24,049	280	36,529	177
Total long-term debt and capital lease obligations	$387,154	$(42,273)	$247,105	$129	$392,054	$(44,307)
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
Interest on secured foreign currency debt due 2016 is charged at the Mexican Interbank Equilibrium ("TIIE") plus a margin of 5%, or a total of 8.2% as of December 31, 2014. The 12% secured notes due 2016 and secured foreign currency debt due 2016 each require monthly payments of $0.1 million with the remaining principal due at maturity. The secured foreign currency debt due in 2017 has a 14.5% interest rate and requires monthly payments of $1.7 million, beginning May 2016, with the remaining principal due at maturity. The 12% secured notes due in 2020 require monthly payments of $1.1 million, beginning December 2018, with the remaining principal due at maturity. Amounts due are in Mexican Pesos and are revalued each reporting period.
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
Secured Notes Consolidated from VIEs
During the year ended September 30, 2014, Grupo Finmart entered into three separate agreements with third party investors and variable interest entities (“VIEs”) to securitize selected loans providing asset backed financing for operations. The VIEs issued promissory notes to the third party first beneficiaries of the VIEs. The VIEs are referred to as VIE C, VIE B and VIE A. The debt described below is collateralized by all of the assets of the VIEs as presented in footnote 1 to our interim condensed consolidated balance sheets. See discussion of the VIEs in Note 17.
In October 2013, VIE C issued $9.3 million of 17% Notes due May 2015 and $10.0 million of 15% Notes due October 2016 to the first beneficiary of VIE C. The debt was collateralized with the principal and interest collected from loan portfolios of VIE C. The 17% Notes due May 2015 and the 15% Notes due October 2016 require monthly payments of approximately $0.4 million, each, comprised of interest and principal.
In March 2014, VIE B issued $16.0 million of 11% Notes due April 2017 to the first beneficiary of VIE B. In June 2014, VIE B issued $16.5 million of 11% Notes due July 2017 to the first beneficiary of VIE B. The debt was collateralized with the principal and interest collected from loan portfolios of VIE B. The 11% Notes due April 2017 and the 11% Notes due July 2017 require monthly payments of approximately $0.2 million, each, comprised of interest and principal.
In June 2014, VIE A issued $21.8 million of 14.5% Notes due October 2017 to the first beneficiary of VIE A. The debt was collateralized with the principal and interest collected from loan portfolios of VIE A. The 14.5% Notes due October 2017 require monthly payments of approximately $0.3 million, comprised of interest and principal.
In October 2014, VIE B issued $43.8 million of 11.0% Notes due October 2017 to the first beneficiary of VIE B. The debt was collateralized with the principal and interest collected from loan portfolios of VIE B. The 11% Notes due October 2017 require monthly payments of approximately $0.6 million, comprised of interest and principal.
In December 2014, VIE B issued $21.9 million of 11% Notes due December 2017. The debt was collateralized with the principal and interest collected from loan portfolios of VIE B. The 11% Notes due December 2017 require monthly payments of $0.3 million, comprised of interest and principal.

NOTE 8: STOCK COMPENSATION
Our net income includes the following compensation costs related to our stock compensation arrangements:

	Three Months Ended December 31,
	2014	2013
	As Restated (See Note 2)
	(in thousands)
Gross compensation (benefits) costs	$(2,458)	$1,207
Income tax benefits	(1,034)	(425)
Net compensation (benefit) expense	$(3,492)	$782
NOTE 9: REDEEMABLE NONCONTROLLING INTEREST
The following table provides a summary of the activities in our redeemable noncontrolling interest during the quarters ended December 31, 2014 and 2013:

Redeemable Noncontrolling Interest
(in thousands)
Balance as of September 30, 2013	$47,297
Net loss attributable to redeemable noncontrolling interest	(1,796)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	324
Balance as of December 31, 2013	$45,825

Balance as of September 30, 2014	$22,800
Net loss attributable to redeemable noncontrolling interest (As Restated, See Note 2)	(1,934)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest (As Restated, See Note 2)	(2,402)
Amounts reclassified from accumulated other comprehensive loss	86
Balance as of December 31, 2014 (As Restated, See Note 2)	$18,550
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
The current quarter’s effective tax provision rate from continuing operations is 29% of pre-tax income compared to 20% for the prior-year quarter. The effective tax rate for the quarter ended December 31, 2014 was higher primarily due to the elimination of the tax rate differential on discontinued foreign operations, a reduction of costs paid to offshore affiliates and lower non-U.S. undistributed earnings.
NOTE 11: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. We are unable to determine the ultimate outcome of any current litigation or regulatory actions. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations or liquidity. We have not recorded a liability for any of these matters as of December 31, 2014 because we do not believe that any loss was probable or that the amount of any loss could be reasonably estimated at that time. For a description of additional federal securities litigation directly relating to the restatement of our financial statements described in the Explanatory Note immediately preceding Part I, see Note 18.
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

There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our condensed consolidated financial statements. The following tables present operating segment information for the quarters ended December 31, 2014 and 2013, including reclassifications discussed in Note 1, effects of the restatement discussed in Note 2 and adjustments to reflect reclassification of all discontinued operations discussed in Note 3.

	Three Months Ended December 31, 2014
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	As Restated (See Note 2)
	(in thousands)
Revenues:
Merchandise sales	$90,059	$19,580	$—	$109,639	$—	$109,639
Jewelry scrapping sales	17,127	1,407	—	18,534	—	18,534
Pawn service charges	57,035	7,892	—	64,927	—	64,927
Consumer loan fees and interest	42,532	16,315	—	58,847	—	58,847
Other revenues	575	296	—	871	—	871
Total revenues	207,328	45,490	—	252,818	—	252,818
Merchandise cost of goods sold	58,994	13,484	—	72,478	—	72,478
Jewelry scrapping cost of goods sold	13,414	1,261	—	14,675	—	14,675
Consumer loan bad debt	14,310	7,740	—	22,050	—	22,050
Net revenues	120,610	23,005	—	143,615	—	143,615
Operating expenses (income):
Operations	84,763	18,931	—	103,694	—	103,694
Administrative	—	—	—	—	8,352	8,352
Depreciation	4,400	1,391	—	5,791	1,782	7,573
Amortization	71	419	—	490	967	1,457
Loss on sale or disposal of assets	3	256	—	259	—	259
Interest expense	8	8,282	—	8,290	3,744	12,034
Interest income	(17)	(481)	—	(498)	(34)	(532)
Equity in net income of unconsolidated affiliates	—	—	(2,194)	(2,194)	—	(2,194)
Other expense	3	612	—	615	144	759
Segment contribution (loss)	$31,379	$(6,405)	$2,194	$27,168
Income (loss) from continuing operations before income taxes				$27,168	$(14,955)	$12,213

	Three Months Ended December 31, 2013
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated
	(in thousands)
Revenues:
Merchandise sales	$88,890	$16,697	$—	$105,587	$—	$105,587
Jewelry scrapping sales	25,925	1,778	—	27,703	—	27,703
Pawn service charges	57,069	7,064	—	64,133	—	64,133
Consumer loan fees and interest	45,750	9,454	—	55,204	—	55,204
Other revenues	531	598	—	1,129	—	1,129
Total revenues	218,165	35,591	—	253,756	—	253,756
Merchandise cost of goods sold	53,600	10,541	—	64,141	—	64,141
Jewelry scrapping cost of goods sold	18,570	1,450	—	20,020	—	20,020
Consumer loan bad debt	14,183	4,005	—	18,188	—	18,188
Net revenues	131,812	19,595	—	151,407	—	151,407
Operating expenses (income):
Operations	86,567	18,794	—	105,361	—	105,361
Administrative	—	—	—	—	15,724	15,724
Depreciation	4,244	1,459	—	5,703	1,637	7,340
Amortization	103	617	—	720	645	1,365
(Gain) loss on sale or disposal of assets	(6,318)	6	—	(6,312)	22	(6,290)
Interest expense	5	3,841	—	3,846	1,205	5,051
Interest income	—	(173)	—	(173)	(24)	(197)
Equity in net income of unconsolidated affiliates	—	—	(1,271)	(1,271)	—	(1,271)
Other income	—	(30)	(29)	(59)	(109)	(168)
Segment contribution (loss)	$47,211	$(4,919)	$1,300	$43,592
Income (loss) from continuing operations before income taxes				$43,592	$(19,100)	$24,492
NOTE 13: ALLOWANCE FOR LOSSES AND CREDIT QUALITY OF CONSUMER LOANS
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
When we reserve 100% of a Grupo Finmart loan, we charge the loan principal to consumer loan bad debt expense, reduce interest revenue by the amount of unpaid interest theretofore accrued on the loan and cease accruing interest revenue. Future collections are recorded as a reduction of consumer loan bad debt expense (in the case of written-off principal) and an increase in consumer loan fee revenue (in the case of written-off accrued interest) after principal has been recovered. The $16.3 million and $31.4 million recorded investment in unsecured long-term loans at December 31, 2014 and 2013, respectively, that are greater than 90 days are related to customers that are in payroll.

The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision	Translation Adjustment	Allowance Balance at End of Period	Financing Receivable at End of Period
	As Restated (See Note 2)
	(in thousands)
Unsecured short-term consumer loans:
Three Months Ended December 31, 2014	$14,645	$(9,051)	$3,291	$4,996	$(513)	$13,368	$31,159
Three Months Ended December 31, 2013	2,928	(12,202)	4,195	7,915	12	2,848	22,870
Secured short-term consumer loans:
Three Months Ended December 31, 2014	$1,049	$(14,437)	$12,989	$1,533	$—	$1,134	$7,866
Three Months Ended December 31, 2013	1,804	(16,686)	15,182	2,032	—	2,332	11,386
Unsecured long-term consumer loans:
Three Months Ended December 31, 2014	$38,087	$(167)	$—	$7,612	$(3,350)	$42,182	$157,368
Three Months Ended December 31, 2013	19,849	(71)	—	4,010	101	23,889	136,152
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

The following table presents an aging analysis of past due financing receivables by portfolio segment:

	Days Past Due				Total	Current	Translation	Total Financing	Allowance	Recorded Investment > 90 Days
	1-30	31-60	61-90	>90	Past Due	Receivable	Adjustment	Receivable	Balance	Accruing
	As Restated (See Note 2)
	(in thousands)
Unsecured short-term consumer loans*:
December 31, 2013	$66	$289	$81	$—	$436	$119	$—	$555	$267	$—
Secured short-term consumer loans:
December 31, 2014	$1,844	$761	$543	$538	$3,686	$4,180	$—	$7,866	$1,134	$—
December 31, 2013	2,629	1,366	1,123	1,398	6,516	4,870	—	11,386	2,332	—
September 30, 2014	2,196	823	448	412	3,879	4,294	—	8,173	1,049	—
Unsecured long-term consumer loans:
December 31, 2014
Performing Loans	$5,068	$4,231	$1,740	$1,337	$12,376	$107,414	$1,387	$121,177	$5,989	$1,337
Non-Performing Loans	1,684	2,010	1,412	28,293	33,399	2,794	(2)	36,191	36,193	—
	$6,752	$6,241	$3,152	$29,630	$45,775	$110,208	$1,385	$157,368	$42,182	$1,337
December 31, 2013
Performing Loans	$6,809	$1,931	$2,706	$1,817	$13,263	$100,851	$4,364	$118,478	$5,706	$1,817
Non-Performing Loans	719	516	465	14,812	16,512	1,670	(508)	17,674	18,183	—
	$7,528	$2,447	$3,171	$16,629	$29,775	$102,521	$3,856	$136,152	$23,889	$1,817
September 30, 2014
Performing Loans	$4,942	$3,546	$2,035	$1,600	$12,123	$116,870	$2,230	$131,223	$6,450	$1,600
Non-Performing Loans	1,854	907	884	25,674	29,319	2,318	—	31,637	31,637	—
	$6,796	$4,453	$2,919	$27,274	$41,442	$119,188	$2,230	$162,860	$38,087	$1,600
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

The tables below present our financial assets (liabilities) that are measured at fair value on a recurring basis as of December 31, 2014 and 2013, and September 30, 2014:

	December 31, 2014	Fair Value Measurements Using
Financial assets (liabilities)		Level 1	Level 2	Level 3
	As Restated (See Note 2)
	(in thousands)
Foreign currency forwards	$7,814	$—	$7,814	$—
Convertible notes hedges	45,163	—	45,163	—
Convertible notes embedded derivative	(45,163)	—	(45,163)	—
Contingent consideration	(3,440)	—	—	(3,440)
Net financial assets (liabilities)	$4,374	$—	$7,814	$(3,440)

	December 31, 2013	Fair Value Measurements Using
Financial (liabilities) assets		Level 1	Level 2	Level 3
	(in thousands)
Marketable equity securities	$2,092	$2,092	$—	$—
Foreign currency forwards	1,952	—	1,952	—
Contingent consideration	(19,719)	—	—	(19,719)
Net financial (liabilities) assets	$(15,675)	$2,092	$1,952	$(19,719)

	September 30, 2014	Fair Value Measurements Using
Financial (liabilities) assets		Level 1	Level 2	Level 3
	(in thousands)
Foreign currency forwards	$1,152	$—	$1,152	$—
Convertible notes hedges	36,994	—	36,994	—
Convertible notes embedded derivative	(36,994)	—	(36,994)	—
Contingent consideration	(3,758)	—	—	(3,758)
Net financial (liabilities) assets	$(2,606)	$—	$1,152	$(3,758)
We measure the value of our marketable equity securities under a Level 1 input. These assets are publicly traded equity securities for which market prices are readily available. Marketable equity securities are recorded in the condensed consolidated balance sheets under "Other assets, net." We sold all marketable equity securities during fiscal 2014.
Grupo Finmart measures the value of the forward contracts under Level 2 inputs. To measure the fair value of the forward contracts, Grupo Finmart used estimations of expected cash flows, appropriately risk-adjusted discount rates and available observable inputs (term of the forward, notional amount, discount rates based on local and foreign rate curves, and a credit value adjustment to consider the likelihood of nonperformance). Forward contracts are recorded in the condensed consolidated balance sheets under "Other assets, net" and "Deferred gains and other long-term liabilities."
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

	Carrying Value		Estimated Fair Value
	December 31, 2014		December 31, 2014	Fair Value Measurement Using
				Level 1	Level 2	Level 3
	As Restated (See Note 2)
	(in thousands)
Financial assets:
Cash and cash equivalents	$77,599		$77,599	$77,599	$—	$—
Restricted cash	60,218		60,218	60,218	—	—
Pawn loans	150,930		150,930	—	—	150,930
Consumer loans, net	61,347		61,936	—	—	61,936
Pawn service charges receivable, net	30,241		30,241	—	—	30,241
Consumer loan fees and interest receivable, net	13,199		13,199	—	—	13,199
Restricted cash, non-current	4,310		4,310	4,310	—	—
Non-current consumer loans, net	78,362		79,615	—	—	79,615
Total	$476,206		$478,048	$142,127	$—	$335,921

Temporary equity:
Redeemable noncontrolling interest	$18,550		$44,771	$—	$—	$44,771

Financial liabilities:
2.125% Cash convertible senior notes due 2019	$187,727		$185,461	$—	$185,461	$—
Foreign currency debt	23,791	*	23,952	—	23,952	—
Consumer loans facility due 2019	49,475		49,604	—	49,604	—
Foreign currency unsecured notes	18,727	*	18,787	—	18,787	—
Foreign currency secured notes	23,935	*	23,957	—	23,957	—
Secured notes consolidated from VIEs	113,168	*	111,523	—	111,523	—
Total	$416,823		$413,284	$—	$413,284	$—

	Carrying Value		Estimated Fair Value
	December 31, 2013		December 31, 2013	Fair Value Measurement Using
				Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$32,689		$32,689	$32,689	$—	$—
Restricted cash	8,371		8,371	8,371	—	—
Pawn loans	153,421		153,421	—	—	153,421
Consumer loans, net	62,653		61,789	—	—	61,789
Pawn service charges receivable, net	30,842		30,842	—	—	30,842
Consumer loan fees and interest receivable, net	17,415		17,415	—	—	17,415
Restricted cash, non-current	4,189		4,189	4,189	—	—
Non-current consumer loans, net	78,686		79,302	—	—	79,302
Total	$388,266		$388,018	$45,249	$—	$342,769

Temporary equity:
Redeemable noncontrolling interest	$45,825		$51,596	$—	$—	$51,596

Financial liabilities:
Domestic line of credit	$146,500		$146,500	$—	$146,500	$—
Foreign currency debt	32,838	*	33,801	—	33,801	—
Consumer loans facility due 2017	32,147		32,225	32,225	—	—
Foreign currency unsecured notes	36,381	*	36,673	16,523	20,150	—
Foreign currency secured notes	4,160	*	4,001	—	4,001	—
Secured notes consolidated from VIEs	18,342	*	18,386	—	18,386	—
Total	$270,368		$271,586	$48,748	$222,838	$—

	Carrying Value		Estimated Fair Value
	September 30, 2014		September 30, 2014	Fair Value Measurement Using
				Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and cash equivalents	$55,325		$55,325	$55,325	$—	$—
Restricted cash	63,495		63,495	63,495	—	—
Pawn loans	162,444		162,444	—	—	162,444
Consumer loans, net	63,995		64,631	—	—	64,631
Pawn service charges receivable, net	31,044		31,044	—	—	31,044
Consumer loan fees and interest receivable, net	12,647		12,647	—	—	12,647
Restricted cash, non-current	5,070		5,070	5,070	—	—
Non-current consumer loans, net	85,004		86,364	—	—	86,364
Total	$479,024		$481,020	$123,890	$—	$357,130

Temporary equity:
Redeemable noncontrolling interest	$22,800		$49,021	$—	$—	$49,021

Financial liabilities:
2.125% Cash convertible senior notes due 2019	$185,693		$185,738	$—	$185,738	$—
Foreign currency debt	27,185	*	27,185	—	27,185	—
Consumer loans facility due 2019	54,045		54,178	54,178	—	—
Foreign currency unsecured notes	36,991	*	36,837	—	36,837	—
Foreign currency secured notes	26,195	*	26,144	—	26,144	—
Secured notes from consolidated VIEs	61,062	*	59,906	—	59,906	—
Total	$391,171		$389,988	$54,178	$335,810	$—
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
See Note 5 for discussion of the fair value of our investments in unconsolidated affiliates.
NOTE 15: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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

The following tables set forth certain information regarding our derivative instruments discontinued as cash flow hedging instruments:

		Fair Value of Derivative Instruments
Derivative Instrument	Balance Sheet Location	December 31, 2014	December 31, 2013	September 30, 2014
		(in thousands)
Foreign currency forwards	Receivables, prepaid expenses and other current assets	$2,173	$1,952	$2,420

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives
	Three Months Ended December 31,
Derivative Instrument	2014	2013
	(in thousands)
Foreign currency forwards	$—	$346

		Amount of Loss on Derivatives Reclassified into Income from Accumulated Other Comprehensive Income
		Three Months Ended December 31,
Derivative Instrument	Location of Gain	2014	2013
		(in thousands)
Foreign currency forwards	Other expense	$352	$245
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
During the quarter ended December 31, 2014 and the fiscal year ended September 30, 2014, Grupo Finmart entered into a cross currency forward contract in connection with the formation of the VIEs and the related transfers of certain loans as described in Note 17. The Company guarantees the future cash outflows of the forward contract, which is included in the Company’s consolidated balance sheets and adjusted to fair value each reporting period through earnings.

The following tables set forth certain information regarding our derivative instruments not designated as hedging instruments:

		Fair Value Asset (Liability) of Derivative Instruments
Derivative Instrument	Balance Sheet Location	December 31, 2014	December 31, 2013	September 30, 2014
		As Restated (See Note 2)
		(in thousands)
Foreign currency forwards	Receivables, prepaid expenses and other current assets	$7,814	$—	$1,152
Convertible notes hedges	Other assets, net	45,163	—	36,994
Convertible notes embedded derivative	Long-term debt, less current maturities	(45,163)	—	(36,994)

		Amount of Unrealized Gain on Derivatives
		Three Months Ended December 31,
Derivative Instrument	Location of Gain	2014	2013
		As Restated (See Note 2)
		(in thousands)
Foreign currency forwards	Other income	$6,662	$—

NOTE 16: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Condensed Consolidated Balance Sheet Information
The following table provides information on net amounts included in pawn service charges receivable, consumer loan fees and interest receivable, inventory, receivables, prepaid expenses and other current assets and property and equipment:

	December 31,		September 30,
	2014	2013	2014
	As Restated (See Note 2)
	(in thousands)
Pawn service charges receivable, net:
Gross pawn service charges receivable	$38,568	$38,571	$41,351
Allowance for uncollectible pawn service charges receivable	(8,327)	(7,729)	(10,307)
Total	$30,241	$30,842	$31,044

Consumer loan fees and interest receivable, net:
Gross consumer loan fees and interest receivable	$27,707	$21,114	$26,332
Allowance for uncollectible consumer loan fees and interest receivable	(14,508)	(3,699)	(13,685)
Total	$13,199	$17,415	$12,647

Inventory, net:
Inventory, gross	$144,442	$147,975	$154,218
Inventory reserves	(11,783)	(5,816)	(16,043)
Total	$132,659	$142,159	$138,175

Property and equipment, net:
Property and equipment, gross	$241,419	$225,634	$237,183
Accumulated depreciation	(137,066)	(111,095)	(131,283)
Total	$104,353	$114,539	$105,900
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

NOTE 17: VARIABLE INTEREST ENTITIES
The Company performs ongoing qualitative assessments of VIEs it is involved with to determine if the Company has a controlling financial interest in the VIE and therefore is the VIE’s primary beneficiary. If it is determined to be the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements.
Consolidated Variable Interest Entities
During the fiscal year ended September 30, 2014 and the first quarter of fiscal 2015, Grupo Finmart participated in the formation of three VIEs that purchased Mexican Peso denominated long-term unsecured Mexican consumer loans originated by Grupo Finmart whose borrowers were Mexican government employees at the time of loan origination. Each VIE issued its notes to third party investors and used the related net proceeds to purchase the loans from Grupo Finmart at a premium over their principal amount. The creditors of the VIEs do not have recourse to the general credit of EZCORP, Inc. We consolidate these VIEs as we have the power to direct the activities that significantly affect each VIE’s economic performance and have the right to receive benefits or the obligation to absorb losses that could potentially be significant to each VIE.
The first VIE (“VIE C”) was formed in October 2013 as a trust with third party "Investor C" as the purchaser of its Mexican Peso denominated notes and the VIE’s first beneficiary. The second VIE (“VIE B”) was formed in March 2014 (amended in June, September and December 2014) as a trust with "Investor B" as the purchaser of the VIE’s U.S. Dollar denominated notes and the VIE’s first beneficiary. The third VIE (“VIE A”) was formed in June 2014 as a trust with "Investor A" as the purchaser of the VIE’s Mexican Peso denominated notes and the VIE’s first beneficiary. Grupo Finmart is the servicer of the VIEs’ loans. In August 2014, "Investors D" and "E" purchased a portion of VIE A’s notes from "Investor A" and became additional VIE A first beneficiaries. Each VIEs’ notes are payable solely from the VIE’s assets. Grupo Finmart receives 100% of VIE C and B cash flows and 50% of VIE A cash flows after: 1) the related VIE’s operating expenses are paid, and 2) the related VIE's notes are repaid. Grupo Finmart has an option to repurchase VIE A’s loans. VIE A is the only VIE for which Grupo Finmart can be terminated as servicer for reasons other than cause, with termination requiring unanimous first beneficiary approval.
VIE B has entered into foreign exchange forward contracts with Grupo Finmart to mitigate the risk associated with its U.S. Dollar denominated assets and Mexican Peso denominated liabilities. Grupo Finmart has entered into an offsetting foreign exchange forward contract with a third party. See Note 15 for additional information regarding the fair value of the forward contract.
The loans Grupo Finmart transferred to the VIEs at the date of transfer were as follows:

Description of Portfolio	Carrying (Par) Value of Principal of Loans Transferred	Carrying Value of Accrued Interest of Loans Transferred	Principal of VIE Promissory Note Issued at Par
	(in millions, except number of loans)
14,500 payroll loans transferred to VIE C in October 2013	$14.0	$0.7	$19.3
7,500 in payroll loans transferred to VIE B in March 2014	10.0	1.3	16.0
7,100 in payroll loans transferred to VIE B in June 2014	10.0	2.1	16.5
8,500 in payroll loans transferred to VIE A in June 2014	14.0	2.3	21.8
16,135 in payroll loans transferred to VIE B in September 2014	26.7	3.3	43.8
10,900 payroll loans transferred to VIE B in December 2014	13.9	1.5	22.0
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
In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to a VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees, and other contractual arrangements). This evaluation considers all relevant factors of the entity’s design, including: the entity’s capital structure, contractual rights to earnings or losses, subordination of our interests relative to those of other investors, as well as any other contractual arrangements that might exist that could have the potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.

The assets of the VIEs can be used only to settle obligations of the VIEs. Information about our involvement with VIEs has been aggregated as the VIEs are similar and we believe separate reporting would not provide more useful information. The assets and liabilities of our consolidated VIEs described above are presented in our condensed consolidated balance sheets and are net of intercompany balances which are eliminated in our condensed consolidated financial statements.
The loans the VIEs purchased from Grupo Finmart are reflected in our consolidated financial statements at amortized cost based on Grupo Finmart’ s pre-transfer basis. We did not recognize any gain or loss as a result of the loan transfer to the VIEs or from the consolidation of the VIEs. The excess of the principal amount of each VIE’s notes payable over the principal amount of the VIE’s loans (this is the unamortized loan premium paid by the VIEs) is to be repaid using a portion of the VIE’s loan interest as the coupon of the VIEs’ loans are greater than the coupon of the VIE’s notes payable.
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $10.6 million and $2.2 million for the three-months ended December 31, 2014 and 2013, respectively. Related expenses consisting primarily of interest expense, foreign exchange losses and consumer loan bad debt expense were $11.0 million and $0.7 million for the three-months ended December 31, 2014 and 2013, respectively. These amounts do not include intercompany transactions which are eliminated in our condensed consolidated financial statements.
See "Non-recourse debt to EZCORP, Inc." in Note 7 for a description of debt, and "Derivative instruments discontinued as cash flow hedging instruments" in Note 15 for a description of derivatives, related to our consolidated VIEs.
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
NOTE 18: SUBSEQUENT EVENTS
We have analyzed our operations subsequent to December 31, 2014 to the date this Amended Quarterly Report on Form 10-Q/A is filed, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events described below.
Cash Converters International Limited
As of December 31, 2014, the fair value of our equity method investment in Cash Converters International was not below our recorded value; however, subsequent to December 31, 2014, the fair value of our investment in Cash Converters International fell below our recorded value. We note the following factors as key drivers in the subsequent-to-period-end decline in fair value:

•
On May 1, 2015, Cash Converters International released a quarterly update for the period ended March 31, 2015 noting a decline in its United Kingdom financial services performance due to Policy Statement 14/16 promulgated by the U.K. Financial Conduct Authority which became effective on January 2, 2015. The legislation provides regulatory guidance on high cost short-term credit rates. Cash Converters International stated that transition to these requirements was completed during the quarter ended March 31, 2015 and that it expects improvement in its U.K. financial services performance going forward.

•
On June 18, 2015, Cash Converters International reached an agreement to pay $17.7 million toward settlement of a class-action lawsuit brought by its customers alleging that Cash Converters International charged excessive interest on short-term loans.

•
On August 5, 2015, Westpac Banking Corporation ("Westpac") informed Cash Converters International that it had made the decision to cease to provide banking and financial products and services to its customers who provide Short Term Credit Contracts or Small Amount Credit Contracts under section 5(1) of the National Consumer Credit Protection Act 2009. As Cash Converters International is a licensed provider of financial services under the terms of the National Consumer Credit Protection Act 2009, Westpac will not continue to provide services to Cash Converters International; however, they will provide Cash Converters International with time to establish alternative funding arrangements. Cash Converters International has drawn approximately AUD $59 million from its securitization facility with Westpac.

The fair value decline may be other-than-temporary in periods subsequent to December 31, 2014. We further estimate that our carrying value in Cash Converters International will exceed the fair value by approximately $29.4 million as of September 30, 2015 based upon the stock price and exchange rates as of that date, which may cause an other-than-temporary impairment in our investment in future reporting periods. In subsequent periods, we will consider the guidance in ASC 320-10-S99-1 and ASC 323-10-35 in evaluating whether the impairment is other-than-temporary and whether to measure and recognize any other-than-temporary impairment.
Discontinued Operations and Restructuring
On July 27, 2015, the Company's Board of Directors approved a restructuring plan that includes:

•	Exiting our U.S. Financial Services business ("USFS") and ceasing the employment of the employees related to that business; and

•
Streamlining our structure and operating model to improve overall efficiency and reduce costs, which includes additional store closures, consolidations and relocations; additional headcount reductions in the remaining business and in the corporate support center; termination of various real property leases; and write-down and write-offs of various assets no longer to be used in the business.

Under the new strategy, the Company will (a) focus on growing our core pawn operations in the U.S. and Mexico and our Grupo Finmart business in Mexico and (b) simplify our operating structure by moving from a divisional to a functional business model.
As part of the exit of our USFS business, we have closed 480 USFS locations and ceased the employment of approximately 1,000 employees associated with that business. We currently expect to have substantially completed the USFS exit activities by December 31, 2015.

The following table sets forth our current estimate of the major types of costs and charges associated with the closing of the USFS business. The ranges set forth below are only estimates, and the actual costs or charges incurred in connection with the closure of USFS could differ materially from the ranges described below.

	Range of Amounts
	(in millions)
Category of Costs or Charge
Store exit costs (a)	$5.0	-	$8.0
Employee severance and retention payments (b)	4.0	-	5.0
Asset impairment or write-down (c)	29.0	-	31.0
Total (d)	$38.0	-	$44.0

(a)	Represents the estimated costs to exit the USFS store locations, including lease termination costs, costs to restore leased premises to pre-lease condition and contract termination expenses.
(b)	Includes one-time termination benefits to be paid to affected employees, as well as retention payments to selected employees.
(c)
Includes impairment or write-down of long-lived assets (including goodwill and other intangibles), as well as additional bad debt provision in anticipation of the increased difficulty in collecting outstanding consumer loans during the closure process. Of this amount, $10.6 million was recorded during the three-month period ended June 30, 2015 as a result of the impairment of USFS goodwill. See Note 6 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements" in our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015.

(d)	Of this amount, $9.0 million to $13.0 million will result in potential future cash expenditures.
Of these costs and charges, $10.6 million has been recorded as expense in the third quarter of fiscal 2015 and we expect between $26.0 million and $32.0 million will be recorded as expense in our financial statements for the fourth quarter of fiscal 201 and the remaining amount will be recorded as an expense in the first quarter of fiscal 2016.
In addition to the exit of our USFS business, we will simplify our operating structure by moving from a divisional to a functional business model. This will include a number of initiatives designed to enhance efficiencies and reduce costs. These initiatives will include the closure of 54 underperforming locations (17 in U.S. Pawn, 9 in Empeño Fácil, 17 in TUYO, and 11 in Canada) and ceasing the employment of approximately 300 employees. We currently expect to have substantially completed these initiatives by December 31, 2015.
The following table sets forth our current estimate of the major types of costs and charges associated with the simplification of our operating structure. The ranges set forth below are only estimates, and the actual costs or changes incurred could differ materially from the ranges described below.

	Range of Amounts
	(in millions)
Category of Costs or Charge
Facilities exit costs (a)	$18.0	-	$20.0
Employee severance and retention payments (b)	1.0	-	2.0
Asset impairment or write-down (c)	18.0	-	19.0
Total (d)	$37.0	-	$41.0

(a)
Represents the estimated costs to exit the store locations described above, restore leased premises to pre-lease condition and reduce our lease commitments for other facilities. These amounts include non-cash components of $10.0 million to $11.0 million.

(b)	Includes one-time termination benefits to be paid to affected employees, as well as retention payments to selected employees.
(c)	Includes impairment or write-down of long-lived assets (including goodwill and other intangibles).
(d)	Of this amount, $9.0 million to $11.0 million will result in potential future cash expenditures.
We expect between $36.0 million and $40.0 million of these costs and charges will be recorded as an expense in our financial statements for the fourth quarter of fiscal 2015, while the remaining amount will be recorded as an expense in the first quarter of fiscal 2016.
Acquisitions
On Februrary 19, 2015, we completed the acquisition of 12 pawn stores in Central Texas doing business under the "Cash Pawn" brand. The aggregate purchase price for the acquisition was $16.5 million, comprised of $5.0 million cash and 1,168,456 shares of our Class A Non-voting Common Stock (the "Shares"). The sellers have the right to require us to repurchase the

Shares for an aggregate price of $11.8 million on the first anniversary of the closing date. See "Item 2.02 — Results of Operations and Financial Condition — Acquisitions — Cash Pawn Acquisition" in our Current Report on Form 8-K dated May 14, 2015. We have concluded that this acquisition was immaterial to our overall consolidated financial results and, therefore, have omitted the information required by ASC 805-10-50-2(h).
As of December 31, 2014, we owned 59% of the outstanding equity interest in our consolidated subsidiary Renueva Commercial S.A.P.I. de C.V. ("TUYO"). Effective April 1, 2015, we acquired all of the remaining equity interests in TUYO for $2.8 million in cash and a $0.3 million note payable over the next five years, and as of April 1, 2015, TUYO is a wholly-owned subsidiary. This transaction was treated as an equity transaction as required by ASC 810-10.
On August 17, 2015, we completed the acquisition of 13 pawn stores in Oregon and Arizona doing business under the "USA Pawn" brand. The aggregate purchase price was $12.3 million in cash. We have concluded that this acquisition was immaterial to our overall consolidated financial results and, therefore, we have omitted the information required by ASC 805-10-50-2(h).
As of March 31, 2015 we owned 76% of the outstanding equity interest in our consolidated subsidiary Grupo Finmart. On August 31, 2015, we acquired an additional 18% of the outstanding ordinary shares of Grupo Finmart for $29.6 million of cash consideration, increasing our ownership percentage to 94%, with the remaining 6% held by minority shareholders. This transaction was treated as an equity transaction as required by ASC 810-10.
Event of Default and Election to Pay Additional Interest
Under the Indenture relating to our Convertible Notes (see "2.125% Cash Convertible Senior Notes Due 2019" in Note 7),we are required to file with the Trustee our annual, quarterly and other periodic reports within 15 days after those reports are required to be filed with the Securities and Exchange Commission (the “SEC”). As previously disclosed, we did not timely file with the SEC or the Trustee our Quarterly Report on Form 10-Q for the period ended March 31, 2015 (the “Q2 Quarterly Report”) and, thus, were in default under the Indenture as of May 26, 2015. We notified the Trustee of such default on June 22, 2015, as required by the Indenture.
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
Regulatory Matters

•
CFPB — Since February 2014, we have received several Civil Investigative Demands ("CIDs") from the Consumer Financial Protection Bureau ("CFPB") requiring the production of documents and oral testimony from Company representatives. We continue to cooperate fully with the CFPB in its investigation, have provided the CFPB with most of the information requested and are in the process of responding to certain follow-up requests.

On April 13, 2015, we received a NORA ("Notice of Opportunity to Respond and Advise") call from the CFPB, in which the CFPB staff asserted alleged violations of federal consumer financial protection laws. We submitted our written response to the NORA allegations on May 1, 2015, in which we stated our position with respect to each of the alleged violations, and since that time have been involved in ongoing discussions with the CFPB. There can be no assurance that the CFPB will not require us to pay fines, penalties and/or customer restitution to address the alleged violations.

•
FCA — In the course of evaluating and preparing our Cash Genie business for compliance with the new guidelines and rules published by the Financial Conduct Authority ("FCA"), we noted three issues primarily related to our legacy business, self-reported those to the FCA in June 2014 and have been in regular dialogue with the FCA regarding those issues since. In July 2014, we agreed to the imposition of a Voluntary Requirement formalizing our commitment to review and evaluate the issues under the oversight of an independent "skilled person" appointed by the FCA to determine whether customers have been adversely affected by those issues and, if so, to assess the redress that would be appropriate. Grant Thornton LLP was selected as the skilled person to oversee the process (referred to as a "section 166 process"), and that process was recently completed. During the section 166 process, an additional issue was identified and discussed with the FCA.
In July 2015, we reached an agreement with the FCA regarding the redress to be offered to the customers affected by these issues and have substantially completed the redress scheme. In connection with discontinuing the Cash Genie operations, we accrued $6.5 million in anticipation of the requirement for customer redress, which was recorded in discontinued operations in the fourth quarter of 2014. The agreed upon redress scheme called for an incremental $3.3 million, and we recorded that incremental expense in discontinued operations in the second quarter of fiscal 2015. The redress scheme also called for the write-off or write-down of consumer loan balances that had previously been charged to bad debt expense, and we did not incur any additional expense associated with the write-off or write-down.
Federal Securities Litigation

•
Southern District of New York — On March 13, 2015, the lead plaintiff in the federal securities action pending in the Southern District of New York (see Note 11) filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, alleging generally that:

◦
EZCORP and the officer defendants (Mr. Rothamel and Mr. Kuchenrither) issued false and misleading statements and omissions regarding the Company's online lending operations in the U.K. (Cash Genie) and Cash Genie's compliance history;

◦
EZCORP and the officer defendants issued false and misleading statements and omissions regarding the nature of the Company's consulting relationship with Madison Park LLC (an entity owned by Mr. Cohen) and the process the Board of Directors used in agreeing to it;

◦
EZCORP's financial statements were false and misleading, and violated GAAP and SEC rules and regulations, by failing to properly recognize impairment charges with respect to the Company's investment in Albemarle & Bond; and

◦	Mr. Cohen and MS Pawn Limited Partnership, as controlling persons of EZCORP, were aware of and controlled the Company's alleged false and misleading statements and omissions.
The defendants have filed motions to dismiss, and the parties have submitted their respective supporting and opposing briefs. That motion is pending before the Court.

•
Western District of Texas — On July 20, 2015, Wu Winfred Huang, a purported holder of Class A Non-voting Common Stock, for himself and on behalf of other similarly situated holders of Class A Non-voting Common Stock, filed a lawsuit in the United States District Court for the Western District of Texas styled Huang v. EZCORP, Inc., et al. (Case No. 1:15-cv-00608-SS). The complaint names as defendants EZCORP, Inc., Stuart I. Grimshaw (our chief executive officer) and Mark E. Kuchenrither (our former chief financial officer) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint relates to the Company’s announcement on July 17, 2015 that it will restate the financial statements for fiscal 2014 and the first quarter of fiscal 2015, and alleges generally that the Company issued materially false or misleading statements concerning the Company, its finances, business operations and prospects and that the Company misrepresented the financial performance of the Grupo Finmart business.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in “Part II, Item 1A — Risk Factors” of this Amended Quarterly Report on Form 10-Q/A and "Part I, Item 1A — Risk Factors" of our Amended Annual Report on Form 10-K/A for the year ended September 30, 2014. See also "Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results."
This discussion and analysis should be read in conjunction with the interim condensed consolidated financial statements and the accompanying notes to the interim condensed consolidated financial statements included in this Amended Quarterly Report on Form 10-Q/A.
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
Loans to Grupo Finmart customers whose employment is continuing are referred to as "in-payroll" loans, while loans to Grupo Finmart customers whose employment is discontinued are referred to as "out-of-payroll" loans. A customer is generally considered to have discontinued their employment if they are no longer employed by the employer that is responsible for the payroll withholding.
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
Under Grupo Finmart’s historic accounting policy, only defaulted out-of-payroll loans were considered in nonaccrual status. Due to the likelihood of ultimately receiving payment if the customer's employment continued, we continued to accrue interest on all in-payroll loans, even though Grupo Finmart might not be currently receiving payments. A number of circumstances cause delays in the receipt of payments on a Grupo Finmart loan. For example:

•	It often takes 90 days or more for the employer to set up initial payroll withholding and begin remitting payments to Grupo Finmart (a process referred to as “ratification”).

•	It is not unusual to have an interruption or delay in payments for a number of reasons, such as holidays, summer vacations, illness, convenio renewals, union permits and political elections.

•
Many convenios limit the amount that can be withheld from a borrower's paycheck, and if the borrower has multiple loans outstanding, the withheld amount is generally used to repay the loans in the order in which there wer made.

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

•
We also found that many of the non-performing loans, while still in-payroll, had been in non-performing status for some time. Under Grupo Finmart’s historic interest accrual policy, we accrued and recognized interest income on in-payroll loans over the stated life of the loans even though partial or delayed payments extended the loan's payback period beyond the stated loan term. After reviewing the aging characteristics of the non-performing loans and consulting with our independent registered public accounting firms, we have determined that it is appropriate to:

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

◦	Expense certain commission costs as incurred rather than amortize them over future periods.
The application of this methodology has resulted in adjustments to interest income and bad debt expense for all periods since we began consolidation of Grupo Finmart in the second quarter of fiscal 2012. Those adjustments are reflected in the restated financial statements for fiscal 2012, 2013 and 2014 presented in our Amended Annual Report on Form 10-K/A for the year ended September 30, 2014 and in the restated financial statements for the first quarter of fiscal 2015 presented in this Amended Quarterly Report on Form 10-K/A, and will be reflected in the financial statements for the second and third quarters of fiscal 2015 and future periods.
Summary of Restatement Adjustments
The restatement adjustments include (a) those adjustments necessary to correct the accounting errors attributable to the Asset Sales, (b) those adjustments necessary to correct the accounting errors attributable to the non-performing loans and (c) certain other adjustments identified during the restatement process. The following tables summarize the impact of these adjustments for the first quarter of fiscal 2015 (ended December 31, 2014). For a description of the impact of the adjustments for fiscal

2014, fiscal 2013 and fiscal 2012 and for each of the quarterly periods within those years (other than the first quarter of fiscal 2012, which was not restated), see "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Grupo Finmart Portfolio Review and Restatement — Summary of Restatement Adjustments" in our Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014.

Quarter Ended December 31, 2014
(in thousands)
Income from continuing operations before income taxes (as previously reported)	$20,435
Asset sale impact	(1,772)
Portfolio review impact	(8,039)
Other impacts	1,589
Net impact of adjustments	(8,222)
Income from continuing operations before income taxes (as restated)	$12,213

	Quarter Ended December 31, 2014
	As Previously Reported	Restatement Adjustments	As Restated
	(in thousands, except per share amounts)
Results of Operations:
Total revenues	$252,644	$174	$252,818
Net revenues	150,330	(6,715)	143,615
Operating expenses	123,119	(1,784)	121,335
Non-operating expenses	6,776	3,291	10,067
Income from continuing operations before income taxes	20,435	(8,222)	12,213
Income tax expense	6,365	(2,787)	3,578
Income from continuing operations, net of tax	$14,070	$(5,435)	$8,635
Net income attributable to EZCORP, Inc.	$15,260	$(3,648)	$11,612
Diluted earnings per share attributable to EZCORP, Inc.	$0.28	$(0.06)	$0.22
Balance Sheet Data:
Total current assets	$622,552	$8,111	$630,663
Total assets	1,351,383	53,068	1,404,451
Total current liabilities	116,494	51,146	167,640
Total liabilities	451,326	111,914	563,240
Total temporary equity	31,868	(13,318)	18,550
EZCORP, Inc. stockholders’ equity	868,189	(45,528)	822,661
Cash Flow Data:
Net cash provided by operating activities	$10,935	$(5,253)	$5,682
Net cash (used in) provided by investing activities	38,874	(47,059)	(8,185)
Net cash provided by (used in) financing activities	(26,086)	53,318	27,232
Net increase in cash and cash equivalents	21,270	1,004	22,274

Nature of Accounting Errors
The Audit Committee of our Board of Directors engaged accounting advisors to investigate the potential errors in the non-performing loan portfolio and requested the Company's external legal counsel to assist it in investigating whether the errors were the result of fraud or intentional misconduct. Based on those investigations, the Audit Committee has concluded that the errors in our previously issued financial statements are the result of unintentional accounting errors or mistakes and inadequate and ineffective internal controls, and were not the result of any deliberate attempt to misstate financial statements, misrepresent the Company’s financial condition or results of operations, or deceive or defraud investors.
Control Deficiencies and Remedial Errors
Management has identified a number of deficiencies in the design and operating effectiveness of our internal controls that, collectively, represent material weaknesses in our internal control over financial reporting as of September 30, 2014, September 30, 2013 and September 30, 2012. The deficiencies are the result of management's failure to design, implement and maintain adequate operational and internal controls and processes to (1) identify complex transactions requiring specialized accounting expertise and other financial reporting requirements and (2) monitor and report the performance of the Grupo Finmart loan portfolio. We are in the process of designing and implementing an appropriate remediation plan to address the material weaknesses.
For a description of the deficiencies that led to the material weaknesses, as well as a description of our planned remediation efforts, see “Part I, Item 4 — Controls and Procedures.”
All of the financial information presented in this "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations" has been revised to reflect the restatement described above. For additional information about the restatement, see Note 2 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
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
Pawn Activities
At our pawn stores, we offer secured loans, which are typically small, non-recourse loans collateralized by tangible personal property. As of December 31, 2014, we had an aggregate pawn loan principal balance of $150.9 million. We earn pawn service charge revenue on our pawn loans. During the quarter ended December 31, 2014, pawn service charges accounted for approximately 26% of our total revenues and 45% of our net revenues.
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

Our inventory is stated at the lower of cost or market. We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 7.2% of gross inventory as of December 31, 2014, compared to 3.6% as of December 31, 2013 and 9.6% as of September 30, 2014. The increase in valuation allowance from the same prior-year period is reflective of periodic analyses conducted to value the inventory based on aging, profitability, sell-through rates and shrink in each classification, including jewelry and general merchandise. We experienced a decrease in aged inventory from the prior year end and an associated increase in margin compression associated with its disposition. The net result on the overall valuation allowance was a decrease from the period year end.
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
In Mexico, Grupo Finmart offers multiple-payment consumer loans that are collected through payroll deductions. The average loan is approximately U.S. $1,400, with a stated term of 30 months. Stated interest rates approximate 72% annually.
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
Certain Accounting Matters
Critical Accounting Policies
There have been no changes in critical accounting policies as described in our Amended Annual Report on Form 10-K/A for the year ended September 30, 2014.
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

	Three Months Ended December 31,		Percentage Change
	2014	2013
	As Restated
	(in thousands)
Revenues:
Merchandise sales	$109,639	$105,587	4%
Jewelry scrapping sales	18,534	27,703	(33)%
Pawn service charges	64,927	64,133	1%
Consumer loan fees and interest	58,847	55,204	7%
Other revenues	871	1,129	(23)%
Total revenues	252,818	253,756	—%
Merchandise cost of goods sold	72,478	64,141	13%
Jewelry scrapping cost of goods sold	14,675	20,020	(27)%
Consumer loan bad debt	22,050	18,188	21%
Net revenues	143,615	151,407	(5)%
Income from continuing operations, net of tax	8,635	19,669	(56)%
Income (loss) from discontinued operations, net of tax	1,043	(2,735)	N/A
Net income	9,678	16,934	(43)%
Net loss from continuing operations attributable to redeemable noncontrolling interest	(1,934)	(1,796)	8%
Net income attributable to EZCORP	$11,612	$18,730	(38)%

Net earning assets:
Pawn loans	$150,930	$153,421	(2)%
Consumer loans, net	61,347	62,653	(2)%
Inventory, net	132,659	142,159	(7)%
Non-current consumer loans, net	78,362	78,686	—%
Consumer loans outstanding with unaffiliated lenders*	22,666	30,913	(27)%
Total net earning assets	$445,964	$467,832	(5)%

* Consumer loans outstanding with unaffiliated lenders "CSO loans" are not recorded in our condensed consolidated balance sheets.
Net income from continuing operations, net of tax, was $8.6 million compared to $19.7 million during the prior-year quarter. This $11.0 million decrease was primarily attributable to the following:

•	A$4.3 million decrease in merchandise sales gross profit primarily due to our efforts to reshape our inventory profile and increase the velocity of inventory;

•	A $3.8 million decrease in jewelry scrapping sales gross profit primarily due to a decrease in proceeds realized per gram of gold jewelry scrapped coupled with a decrease in gold volume;

•	A $0.3 million decrease in other revenues;

•
A $7.0 million increase in interest expense primarily due to debt discount amortization pertaining to our 2.125% cash convertible senior notes due 2019, coupled with a higher weighted-average debt outstanding; and

•	A $6.5 million decrease in gain on sale or disposal of assets primarily due to a prior-year quarter gain realized on the sale of seven U.S. pawn stores; partially offset by

•	A $3.6 million increase in revenue related to consumer loan fees and interest primarily driven by consumer loan fees and interest from Grupo Finmart;

•
A $7.4 million decrease in administrative expenses primarily due to one-time incentive bonus awards in the prior-year quarter of $2.2 million, coupled with a $2.1 million decrease in contract labor costs; and

•
A $1.2 million decrease in income tax expense primarily due to a decrease in income from continuing operations, partially offset by an increase in the effective tax rate primarily due to elimination of the tax rate differential on discontinued foreign operations, a reduction of costs paid to offshore affiliates and lower non-U.S. undistributed earnings.

Total revenues were $252.8 million compared to $253.8 million in the prior-year quarter. Excluding jewelry scrapping sales, total revenues increased $8.2 million, or 4%, primarily driven by an increase in merchandise sales and consumer loan fees and interest.
Income from discontinued operations was $1.0 million in the current quarter compared to a loss of $2.7 million in the prior-year quarter primarily due to better-than-anticipated wind-down collection experience.
Net earning assets including our CSO loans decreased 5% from the prior-year quarter and were $446.0 million at current quarter end. This decrease was primarily driven by a decrease in consumer loans with unaffiliated lenders. Furthermore, inventory decreased 7% from the prior-year quarter due to our efforts to drive increased inventory turnover.

U.S. & Canada
The following table presents selected summary financial data from continuing operations for the U.S. & Canada segment:

	Three Months Ended December 31,		Percentage Change
	2014	2013
	As Restated
	(in thousands)
Revenues:
Merchandise sales	$90,059	$88,890	1%
Jewelry scrapping sales	17,127	25,925	(34)%
Pawn service charges	57,035	57,069	—%
Consumer loan fees and interest	42,532	45,750	(7)%
Other revenues	575	531	8%
Total revenues	207,328	218,165	(5)%
Merchandise cost of goods sold	58,994	53,600	10%
Jewelry scrapping cost of goods sold	13,414	18,570	(28)%
Consumer loan bad debt	14,310	14,183	1%
Net revenues	120,610	131,812	(8)%
Segment expenses (income):
Operations	84,763	86,567	(2)%
Depreciation	4,400	4,244	4%
Amortization	71	103	(31)%
Loss (gain) on sale or disposal of assets	3	(6,318)	N/A
Interest expense	8	5	60%
Interest income	(17)	—	N/A
Other expense	3	—	N/A
Segment contribution	$31,379	$47,211	(34)%
Other data:
Gross margin on merchandise sales	34%	40%	(15)%
Gross margin on jewelry scrapping sales	22%	28%	(21)%
Gross margin on total sales	32%	37%	(14)%
Net earning assets — continuing operations	$298,951	$316,303	(5)%
Average pawn loan balance per pawn store at period end	$275	$288	(5)%
Average yield on pawn loan portfolio*	161%	162%	(1)%
Pawn loan redemption rate	83%	83%	—%
Consumer loan bad debt as a percentage of consumer loan fees	34%	31%	10%
* Average yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
The U.S. & Canada segment total revenues decreased $10.8 million from the prior-year quarter to $207.3 million. The overall decrease in total revenues was primarily due to an $8.8 million decrease in jewelry scrapping sales. Excluding jewelry scrapping sales, total revenues decreased $2.0 million, or 1%, primarily due to a $3.2 million decrease in consumer loan fees and interest, offset by a $1.2 million increase in merchandise sales. In the current quarter we opened ten de novo locations (consisting of five pawn locations and five financial services locations) bringing our total number of stores in the U.S. & Canada segment to 1,054, a 3% increase over the prior-year quarter. Subsequent to December 31, 2014, we signed a definitive agreement to acquire 12 additional pawn stores in the United States. See Note 18 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
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
Our current quarter pawn service charge revenues remained flat as compared to the prior-year quarter. There was a $0.4 million, or 1%, increase in same-store pawn service charges which was mostly offset by pawn service charges from stores sold in the prior-year quarter.
Consumer loan fees and interest decreased by $3.2 million, or 7%, from the prior-year quarter to $42.5 million. The overall decrease in consumer loan fees and interest was primarily due to a decrease in consumer loan balances in Texas ordinance cities, mainly Houston and El Paso. Total consumer loan bad debt as a percentage of consumer loan fees increased 10% primarily due to higher duration products attributable to new customers acquired which generated higher than anticipated bad debt. Houston and El Paso ordinances have been in effect for two quarters, and we expect the year-over-year comparable amounts for the next two quarters to show similar trends.
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
In the current quarter, U.S. & Canada delivered a segment contribution of $31.4 million, a $15.8 million decrease compared to the prior-year quarter. In the current and prior-year quarter, the U.S. & Canada segment's contribution represented 115% of consolidated segment contribution, as there was a loss from the Latin America segment.

Latin America
The following table presents selected summary financial data from continuing operations for the Latin America segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Three Months Ended December 31,		Percentage Change
	2014	2013
	As Restated
	(in thousands)
Revenues:
Merchandise sales	$19,580	$16,697	17%
Jewelry scrapping sales	1,407	1,778	(21)%
Pawn service charges	7,892	7,064	12%
Consumer loan fees and interest	16,315	9,454	73%
Other revenues	296	598	(51)%
Total revenues	45,490	35,591	28%
Merchandise cost of goods sold	13,484	10,541	28%
Jewelry scrapping cost of goods sold	1,261	1,450	(13)%
Consumer loan bad debt	7,740	4,005	93%
Net revenues	23,005	19,595	17%
Segment expenses (income):
Operations	18,931	18,794	1%
Depreciation	1,391	1,459	(5)%
Amortization	419	617	(32)%
Loss on sale or disposal of assets	256	6	*
Interest expense	8,282	3,841	*
Interest income	(481)	(173)	*
Other expense (income)	612	(30)	(32)%
Segment loss	$(6,405)	$(4,919)	30%
Other data:
Gross margin on merchandise sales	31%	37%	(16)%
Gross margin on jewelry scrapping sales	10%	18%	(44)%
Gross margin on total sales	30%	35%	(14)%
Net earning assets — continuing operations	$146,950	$142,854	3%
Average pawn loan balance per pawn store at period end	$53	$53	—%
Average yield on pawn loan portfolio*	199%	205%	(3)%
Pawn loan redemption rate	76%	79%	(4)%
Consumer loan bad debt as a percentage of consumer loan fees	47%	42%	12%
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
The Latin America segment's total revenues increased $9.9 million, or 28%, from the prior-year quarter to $45.5 million. On a constant currency basis, total revenues increased $14.6 million, or 43%, from the prior-year quarter. The overall increase in total revenues was due to a $6.9 million increase in consumer loan fees and interest, a $2.9 million increase in merchandise sales and a $0.8 million increase in pawn service charges, partially offset by a $0.4 million decrease in jewelry scrapping sales and a $0.3 million decrease in other revenue.

Consumer loan fees and interest increased $6.9 million from the prior-year quarter to $16.3 million. On a constant currency basis, consumer loan fees and interest increased $9.5 million from the prior-year quarter. The increase was driven primarily by an increase in consumer loans at Grupo Finmart.
Merchandise sales increased $2.9 million, or 17%, while merchandise gross profit decreased $0.1 million, or 1%, respectively, from the prior-year quarter. On a constant currency basis, merchandise sales and gross profit increased $4.2 million, or 25%, and $0.4 million, or 6%, respectively, from the prior-year quarter. Gross margin was 31% during the current quarter, down from 37% in the prior-year quarter, primarily as a result of our efforts to reshape our inventory profile and increase the velocity of inventory. General merchandise inventory held for a year or more turned 3.2 times compared to 1.5 times in the prior-year quarter and aged inventory decreased 43%. We will continue a concerted effort to improve the velocity of inventory and expect to further reduce aged inventory through the remainder of the fiscal year.
Latin America's pawn service charge revenues increased $0.8 million, or 12%, from the prior-year quarter to $7.9 million. On a constant currency basis, pawn service charge revenues increased $1.4 million, or 19% from the prior-year quarter. This increase is attributable to an increase in same-store pawn service charges. The average yield on pawn loan portfolio declined to 199%.
Latin America's other revenues decreased $0.3 million, or 51%, from the prior-year quarter to $0.3 million. On a constant currency basis, other revenues decreased $0.3 million, or 47% from the prior-year quarter.
Total segment expenses increased to $29.4 million (65% of revenues) during the current quarter from $24.5 million (69% of revenues) in the prior-year quarter. The increase was primarily due to a $4.4 million increase in interest expense and a $0.6 million increase in other expenses. The increase in interest expense was primarily a result of consolidated VIE debt and a higher weighted-average debt outstanding as compared to the prior-year quarter, offset by a decrease in the weighted-average rate on Grupo Finmart's third party debt. The weighted-average rate on Grupo Finmart's third party debt, excluding the consolidated VIE debt, decreased to 9%, from 11% in the prior-year quarter. At December 31, 2014 Grupo Finmart had outstanding debt of $115.9 million, excluding the consolidated VIE debt, and $113.2 million of consolidated VIE debt. On a constant currency basis, total segment expenses increased to $31.4 million during the current quarter, or 28%, from $24.5 million in the prior-year quarter.
Net revenues increased $3.4 million and segment expenses increased $4.9 million from the prior-year quarter, resulting in a $1.5 million decrease in contribution for the Latin America segment from the prior-year quarter. On a constant currency basis, net revenues increased $5.0 million and segment expenses increased $6.9 million from the prior-year quarter, resulting in a $1.9 million decrease in contribution for the Latin America segment from the prior-year quarter.
The Latin America segment's net earning assets from continuing operations increased $4.1 million, or 3%, from the prior-year quarter primarily due to an increase in consumer loans outstanding. On a constant currency basis, net earning assets increased $22.0 million, or 15%, from the prior-year quarter.

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
Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,		Percentage Change
	2014	2013
	As Restated
	(in thousands)
Segment contribution	$27,168	$43,592	(38)%
Corporate expenses (income):
Administrative	8,352	15,724	(47)%
Depreciation	1,782	1,637	9%
Amortization	967	645	50%
Loss on sale or disposal of assets	—	22	(100)%
Interest expense	3,744	1,205	211%
Interest income	(34)	(24)	42%
Other expense (income)	144	(109)	N/A
Income from continuing operations before income taxes	12,213	24,492	(50)%
Income tax expense	3,578	4,824	(26)%
Income from continuing operations, net of tax	8,635	19,668	(56)%
Income (loss) from discontinued operations, net of tax	1,043	(2,735)	N/A
Net income	9,678	16,933	(43)%
Net loss from continuing operations attributable to redeemable noncontrolling interest	(1,934)	(2,795)	(31)%
Net income attributable to EZCORP	$11,612	$19,728	(41)%
Total corporate expenses were $15.0 million compared to $19.1 million during the prior-year quarter. This $4.1 million decrease was primarily due to a $7.4 million decrease in administrative expenses, partially offset by a $2.5 million increase in interest expense. The decrease in administrative expenses was primarily due to one-time incentive bonus awards in the prior-year quarter of $2.2 million in addition to a $2.1 million decrease in contract labor costs as compared to the prior-year quarter. The increase in interest expense was primarily due to $2.1 million of debt discount amortization in the current quarter pertaining to our 2.125% cash convertible senior notes due 2019 issued in June 2014.
Consolidated income from continuing operations before income taxes decreased $12.3 million, or 50%, to $12.2 million primarily due to a $15.8 million decrease in contribution from the U.S. and Canada segment and a $1.5 million decrease in contribution from the Latin America segment, offset by a $0.9 million increase in contribution from the Other International segment and a $4.1 million decrease in corporate expenses.

Liquidity and Capital Resources
Cash Flows
The table below presents a summary of the sources and uses of our cash:

	Three Months Ended December 31,		Percentage Change
	2014	2013
	As Restated (See Note 2)
	(in thousands)
Cash flows from operating activities	$5,682	$13,491	(58)%
Cash flows from investing activities	(8,185)	(19,070)	(57)%
Cash flows from financing activities	27,232	9,102	N/A
Effect of exchange rate changes on cash and cash equivalents	(2,455)	66	N/A
Net increase in cash and cash equivalents	$22,274	$3,589	N/A
The decrease in cash flows from operations was primarily due a $4.3 million decrease changes in operating assets and liabilities, and a $1.0 million decrease in net income plus several non-cash items and $2.3 million in restructuring payments.
The increase in cash flows from investing activities was primarily due to a $10.4 million decrease in acquisitions, net of cash acquired, partially offset by a $12.1 million investment in Cash Converters International in order to maintain our equity ownership percentage in connection with a non-underwritten placement of shares and a $9.9 million decrease in proceeds from sale of assets, in addition to other normal, recurring changes.
The increase in cash flows from financing activities was primarily due to a $14.4 million increase in net proceeds from bank borrowings, a $3.1 million decrease in debt issuance costs and a $5.5 million decrease in deferred and contingent consideration, partially offset by a $6.0 million decrease in net proceeds from our revolving line of credit that was terminated in June 2014.
Total debt and capital lease obligations outstanding increased by $96.3 million, or 38%, to $462.2 million as compared to the prior-year quarter. This total amount includes the effects of consolidated VIE debt as discussed in further detail below. Of this amount, $115.9 million was non-recourse to EZCORP and the remaining debt was non-recourse and attributable to Grupo Finmart.
The net effect of these and other smaller items was a $22.3 million increase in cash on hand, providing a $77.6 million ending cash balance. Of the aforementioned ending cash balance, approximately 40%, or $31.9 million, is held by foreign subsidiaries and is not available to fund domestic operations as we intend to permanently reinvest earnings from foreign operations.

Contractual Obligations
The table below presents a summary of our cash needs to meet future aggregate contractual obligations as of December 31, 2014:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	As Restated (See Note 2)
	(in thousands)
Long-term debt obligations*	$458,982	$48,750	$107,155	$293,998	$9,079
Interest on long-term debt obligations**	67,910	19,122	32,003	16,785	—
Operating lease obligations***	292,053	57,543	91,804	52,620	90,086
Capital lease obligations	282	282	—	—	—
Interest on capital lease obligations	8	8	—	—	—
Deferred consideration	6,675	6,000	675	—	—
	$825,910	$131,705	$231,637	$363,403	$99,165

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
For an additional description of the Convertible Notes, the conversion terms thereof and the hedges and warrants transactions, see Note 7 "Long-term Debt and Capital Lease Obligations" in the notes to the condensed consolidated financial statements.
As of December 31, 2014, Grupo Finmart's third party debt (non-recourse to EZCORP), excluding debt consolidated under VIEs, was $115.9 million, with a weighted-average interest rate of 9%. Since the acquisition of Grupo Finmart in January 2012, Grupo Finmart's debt has increased $6.2 million, and its weighted-average interest rate has decreased 10 percentage points, due to debt refinancing. This refinancing effort was a key assumption in our investment analysis and will result in significantly reduced interest expenses going forward.
During fiscal 2014 and the quarter ended December 31, 2014, Grupo Finmart completed several transfers of consumer loans to consolidated VIEs. The debt outstanding from these transfers was $113.2 million as of December 31, 2014. For an additional description of these proceeds, see "Secured notes consolidated from VIE's" in Note 10 of Notes to Interim Condense Consolidated Financial Statement included in "Part I, Item 1 — Financial Statements."
The $115.9 million Grupo Finmart debt, excluding debt consolidated under VIEs, and $113.2 million debt consolidated under VIEs comprise the $229.1 million total debt outstanding of Grupo Finmart.
In July 2012 Grupo Finmart transferred certain consumer loans to a bankruptcy remote trust in a securitization transaction. The securitization borrowing facility had a maximum capacity of approximately $115.4 million. On February 17, 2014, Grupo Finmart repaid this facility and entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust. As of December 31, 2014, $49.5 million was outstanding under the securitization borrowing facility. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The unrestricted cash received from this borrowing in the amount of $31.3 million was primarily used to repay the previous securitization borrowing facility due in 2017 and the transaction costs associated with this transaction. The cash proceeds of approximately $18.2 million is restricted primarily for $15.8 million of collection rights on the additional eligible loans from Grupo Finmart, which Grupo Finmart expects to deliver to the trust within the next 12 months, and $2.4 million of interest and trust maintenance costs to be recovered at repayment. The restricted cash proceeds of $15.8 million are recourse to Grupo Finmart unless additional eligible loans are delivered within two-year period specified in the agreement. As a result of higher average debt outstanding and greater utilization of our revolver, we have experienced an increase in payments on bank borrowings and revolving line of credit. We expect Grupo Finmart to continue its use of borrowing facilities and proceeds from loan repayments to fund loan originations, operations and contractual obligations.
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
Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results
This Amended Quarterly Report on Form 10-Q/A, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like "may," "should," "could," "will," "predict," "anticipate," "believe," "estimate," "expect," "intend," "plan," "projection" and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in "Part II, Item 1A — Risk Factors" of this Amended Quarterly Report on Form 10-Q/A and "Part I, Item 1A — Risk Factors" of our Amended Annual Report on Form 10-K/A for the year ended September 30, 2014.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of our Amended Annual Report on Form 10-K/A for the year ended September 30, 2014. There have been no material changes to our exposure to market risks since September 30, 2014.
Item 4. Controls and Procedures
This Amended Quarterly Report on Form 10-Q/A includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Background
The Company recently completed a comprehensive review of our Grupo Finmart loan portfolio, and as a result of issues identified in that review, our Board of Directors, on the recommendation of the Audit Committee and in consultation with management and our independent registered public accounting firms, concluded that our previously issued financial statements for fiscal 2014, 2013 and 2012 (including the interim periods within those years, other than the first quarter of fiscal 2012) and the unaudited financial statements for the first quarter of fiscal 2015 should no longer be relied upon because of certain accounting errors in those financial statements. Accordingly, we have restated our previously issued financial statements for those periods. See “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Grupo Finmart Portfolio Review and Restatement” and Note 2 of Notes to Interim Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
In connection with the preparation of our original Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer at that time, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer at that time concluded that our disclosure controls and procedures were effective as of December 31, 2014.
In connection with the preparation of this Amended Quarterly Report on Form 10-Q/A, our management, under the supervision and with the participation of our current Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on that reevaluation, our current Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the completion of the review of the Grupo Finmart loan portfolio and the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the interim condensed consolidated financial statements included in this Amended Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows as of the date, and for the period, presented, in conformity with U.S. GAAP.
Management's Evaluation of Internal Control Over Financial Reporting
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
In connection with the preparation of our original Annual Report on Form 10-K for the year ended September 30, 2014, we presented a Management's Report on Internal Control Over Financial Reporting in which our Chief Executive Officer and Chief Financial Officer at the time concluded that our internal control over financial reporting was effective as of September 30, 2014. In connection with the preparation of our Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014, our management, under the supervision and with the participation of our current Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our internal control over financial reporting as of September 30, 2014, and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2014 due to the identification of material weaknesses. See "Part II, Item 9A — Controls and Procedures — Management's Report on Internal Control Over Financial Reporting (Revised)" in our Amended Annual Report on Form 10-K for the year ended September 30, 2014. For the same reasons, management also has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2013 or September 30, 2012.
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
The deficiencies in our internal control over financial reporting resulted in the accounting errors that led to the restatement of previously issued financial statements. See "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Grupo Finmart Portfolio Review and Restatement" and Note 2 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
For a complete description of the identified material weaknesses and the control and other deficiencies that contributed to them, see "Part II, Item 9A — Controls and Procedures" in our Amended Annual Report on Form 10-K/A for the year ended September 30, 2014.

Remediation Plan
Our management is in the process of designing and implementing remediation efforts intended to address the material weaknesses discussed above. These remediation efforts will be focused on:

•
Establishing and maintaining appropriate operational and risk assessment processes, as well as transactional controls, at both the Grupo Finmart and EZCORP level in order to (1) ensure engagement and utilization of appropriately qualified U.S. GAAP experts where required and (2) provide appropriate access and visibility to loan performance information;

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, as the material weaknesses described above had not yet been identified by management.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are currently subject to various litigation and regulatory actions. In addition to the matters described in Notes 11 and 18 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements," we are from time to time subject to other legal and regulatory actions, including the following:

•
CFPB — In February 2014, we received a Civil Investigative Demand ("CID") from the Consumer Financial Protection Bureau ("CFPB"). The CID requested us to produce documents and provide answers to written questions. We submitted all information requested by this CID. In October 2014, we received a follow-up CID requesting additional information regarding certain of the matters addressed in the initial CID, and since then, the CFPB has taken oral testimony from Company representatives and has requested certain follow-up information. We continue to cooperate fully with the CFPB in its investigation. To date, no claims have been asserted by the CFPB as a result of our responses, although there can be no assurance that the CFPB will not assert claims, including that one or more of our historical practices constitute "unfair, deceptive or abusive acts or practices" ("UDAAP"), as defined in the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Any such claim could require us to pay fines, penalties and/or customer restitution, or could result in changes to our business practices to address the claims asserted. For update information regarding this matter subsequent to December 31, 2014, see Note 18 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."

•
FCA — In the course of evaluating and preparing our Cash Genie business (our U.K. online lending business, which we discontinued in October 2014) for compliance with new guidelines and rules issued by the Financial Conduct Authority ("FCA"), we noted three issues primarily related to our legacy business and self-reported those to the FCA in June 2014 and have been in regular dialog with the FCA regarding those issues since. In July 2014, we agreed to the imposition of a Voluntary Requirement formalizing our commitment to review and evaluate the issues under the oversight of an independent "skilled person" appointed by the FCA to determine whether customers have been adversely affected by those issues and, if so, to assess the redress that would be appropriate. Grant Thornton was selected as the skilled person to oversee the process (referred to as a "section 166 process"), which commenced in November 2014. The section 166 process is ongoing, and at this point, we are unable to determine whether resolution of this matter will have a material adverse effect on our results of operations. For update information regarding this matter subsequent to December 31, 2014, see Note 18 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."

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
We have procured management liability insurance policies that should protect us from much of the potential exposure related to the shareholder derivative litigation and the federal securities litigation described in Note 11 of "Part I, Item 1 — Condensed Consolidated Financial Statements and Supplementary Data." However, under the terms of those policies, we bear the first $1 million of costs or liability associated with those actions. Consequently, we expect that our results of operations will be adversely affected by the current litigation until we exhaust the retention under our management liability insurance policies. In addition, to the extent that our ultimate liability in the current litigation or any subsequent litigation that is included in the same policy year exceeds the management liability policy limits, our results of operations could be adversely affected.
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Amended Annual Report on Form 10-K/A for the year ended September 30, 2014. These factors are further supplemented by those discussed in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of our Amended Annual Report on Form 10-K/A for the year ended September 30, 2014 and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and "Part II, Item 1 — Legal Proceedings" of this Amended Quarterly Report on Form 10-Q/A.
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

Item 6. Exhibits
The following exhibits are filed with, or incorporated by reference into, this report.

Exhibit No.	Description of Exhibit
31.1*	Certification of Stuart I. Grimshaw, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Mark S. Ashby, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
***
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2014 (As Restated), December 31, 2013 and September 30, 2014; (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2014 (As Restated) and December 31, 2013; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended December 31, 2014 (As Restated) and December 31, 2013 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2014 (As Restated) and December 31, 2013; and (v) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP

Date:	November 9, 2015	/s/ Mark S. Ashby
Mark S. Ashby, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of Stuart I. Grimshaw, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Mark S. Ashby, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
***
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2014 (As Restated), December 31, 2013 and September 30, 2014; (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2014 (As Restated) and December 31, 2013; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended December 31, 2014 (As Restated) and December 31, 2013 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2014 (As Restated) and December 31, 2013; and (v) Notes to Interim Condensed Consolidated Financial Statements.