Form 10-Q
period 2015-03-31
EZCORP INC
filed 2015-11-09
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
As of March 31, 2015, 51,849,933 shares of the registrant’s Class A Non-voting Common Stock including redeemable common stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

EXPLANATORY NOTE
Delayed Filing
We delayed the filing of this Quarterly Report on Form 10-Q for the second quarter of fiscal 2015 (ended March 31, 2015) pending the completion of a review and analysis of certain accounting issues relating to our Grupo Finmart loan portfolio. As a result of that review, we have restated our financial statements for the fiscal years ended September 30, 2014, 2013 and 2012 (including the quarterly periods within those years, other than the first quarter of fiscal 2012) and for the first quarter of fiscal 2015 in order to correct certain accounting errors related to our Grupo Finmart loan portfolio.
For discussion of the Grupo Finmart portfolio review, the accounting errors identified and the restatement adjustments applicable to fiscal 2014 and periods prior to September 30, 2014, see “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Grupo Finmart Portfolio Review and Restatement” and Notes 2 and 19 of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data” in our Amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014 (the "Amended FY14 Annual Report").
For a description of the restatement adjustments applicable to the first quarter of fiscal 2015, see "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Grupo Finmart Portfolio Review and Restatement" and Note 2 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements" in our Amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2014 (the Amended Q115 Quarterly Report").
Internal Control over Financial Reporting
Management reassessed its evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2014, and concluded that a number of deficiencies in the design and operating effectiveness of our internal controls, collectively, represent material weaknesses in our internal control over financial reporting and, therefore, that we did not maintain effective internal control over financial reporting as of September 30, 2014, September 30, 2013 and September 30, 2012. For a description of the material weaknesses identified by management and management’s plan to remediate those material weaknesses, see “Part II, Item 9A — Controls and Procedures” in the Amended FY14 Annual Report.
The information in this Report pertaining to the second quarter and first six months of fiscal 2014 (ended March 31, 2014) and as of September 30, 2014 reflects the restated financial statements for such periods, as set forth in the Amended FY14 Annual Report. The information in this Report pertaining to the first six months of fiscal 2015 reflects the restated financial statements for the first quarter of fiscal 2015, as set forth in the Amended Q115 Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	March 31, 2015	March 31, 2014	September 30, 2014

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$138,173	$32,328	$55,325
Restricted cash	47,909	27,244	63,495
Pawn loans	127,929	128,683	162,444
Consumer loans, net	55,529	57,447	63,995
Pawn service charges receivable, net	24,909	24,733	31,044
Consumer loan fees and interest receivable, net	13,063	15,870	12,647
Inventory, net	116,144	128,094	138,175
Deferred tax asset	24,428	15,302	17,572
Prepaid income taxes	52,234	35,134	57,069
Receivables, prepaid expenses and other current assets	32,383	38,364	33,097
Total current assets	632,701	503,199	634,863
Investment in unconsolidated affiliate	94,510	88,685	91,781
Property and equipment, net	102,252	111,419	105,900
Restricted cash, non-current	2,880	3,309	5,070
Goodwill	344,931	435,048	346,577
Intangible assets, net	61,107	68,873	66,086
Non-current consumer loans, net	79,860	83,325	85,004
Deferred tax asset	10,785	9,642	12,142
Other assets, net	60,041	29,644	63,121
Total assets (1)(3)	$1,389,067	$1,333,144	$1,410,544

Liabilities, temporary equity and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$71,471	$20,889	$36,111
Current capital lease obligations	93	533	418
Accounts payable and other accrued expenses	89,711	70,643	94,993
Other current liabilities	6,230	12,121	8,595
Customer layaway deposits	10,484	8,986	8,097
Total current liabilities	177,989	113,172	148,214
Long-term debt, less current maturities	356,393	224,379	392,054
Long-term capital lease obligations	—	106	—
Deferred gains and other long-term liabilities	7,673	21,810	15,172
Total liabilities (2)(4)	542,055	359,467	555,440
Commitments and contingencies
Temporary equity:
Class A Non-voting Common Stock, subject to possible redemption at $10.06 per share; 1,168,456 shares issued and outstanding at redemption value as of March 31, 2015; and none as of March 31, 2014 and September 30, 2014	11,696	—	—
Redeemable noncontrolling interest	16,827	43,717	22,800
Total temporary equity	28,523	43,717	22,800
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million as of March 31, 2015 and 2014 and September 30, 2014; issued and outstanding: 50,681,477 as of March 31, 2015; 51,411,973 as of March 31, 2014; and 50,614,767 as of September 30, 2014	506	513	506
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	329,973	327,066	332,264
Retained earnings	522,541	606,120	509,586
Accumulated other comprehensive loss	(34,561)	(3,769)	(10,082)
EZCORP, Inc. stockholders’ equity	818,489	929,960	832,304
Total liabilities, temporary equity and stockholders’ equity	$1,389,067	$1,333,144	$1,410,544
See accompanying notes to interim condensed consolidated financial statements.

Assets and Liabilities of Consolidated Variable Interest Entities (See Note 17)
(1) Our consolidated assets as of March 31, 2015 and 2014 and September 30, 2014 include the following assets of our consolidated variable interest entities:

	March 31, 2015	March 31, 2014	September 30, 2014

	(Unaudited)
	(in thousands)
Restricted cash	$2,084	$3	$1,921
Consumer loans, net	14,826	5,702	16,465
Consumer loan fees and interest receivable, net	3,577	1,543	3,058
Non-current consumer loans, net	32,511	12,941	35,780
Total assets	$52,998	$20,189	$57,224
(2) Our consolidated liabilities as of March 31, 2015 and 2014 and September 30, 2014 include the following liabilities of our consolidated variable interest entities:

	March 31, 2015	March 31, 2014	September 30, 2014

	(Unaudited)
	(in thousands)
Accounts payable and other accrued expenses	$3,153	$632	$2,105
Current maturities of long-term debt	48,246	6,661	25,438
Long-term debt, less current maturities	51,854	10,125	35,624
Total liabilities	$103,253	$17,418	$63,167
Assets and Liabilities of Grupo Finmart Securitization Trust
(3) Our consolidated assets as of March 31, 2015 and 2014 and September 30, 2014 include the following assets of Grupo Finmart’s Securitization trust that can only be used to settle its liabilities:

	March 31, 2015	March 31, 2014	September 30, 2014

	(Unaudited)
		(in thousands)
Restricted cash	$21,835	$17,813	$23,592
Consumer loans, net	34,803	42,219	41,588
Consumer loan fees and interest receivable, net	5,182	6,178	5,489
Restricted cash, non-current	119	5,805	133
Other assets, net	2,310	2,430	2,847
Total assets	$64,249	$74,445	73,649
(4) Our consolidated liabilities as of March 31, 2015 and 2014 and September 30, 2014 include the following liabilities for which the creditors of Grupo Finmart’s securitization trust do not have recourse to the general credit of EZCORP, Inc.:

	March 31, 2015	March 31, 2014	September 30, 2014

	(Unaudited)
		(in thousands)
Long-term debt, less current maturities	$47,826	$55,715	$54,045
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$107,852	$103,454	$217,491	$209,041
Jewelry scrapping sales	18,399	26,193	36,933	53,896
Pawn service charges	59,470	59,162	124,397	123,295
Consumer loan fees and interest	54,441	54,777	113,288	109,981
Other revenues	1,195	1,545	2,066	2,674
Total revenues	241,357	245,131	494,175	498,887
Merchandise cost of goods sold	72,492	64,223	144,970	128,364
Jewelry scrapping cost of goods sold	14,354	20,111	29,029	40,131
Consumer loan bad debt	12,106	10,876	34,156	29,064
Net revenues	142,405	149,921	286,020	301,328
Operating expenses (income):
Operations	100,290	101,107	203,984	206,468
Administrative	10,849	19,996	19,201	35,720
Depreciation	7,699	7,414	15,272	14,754
Amortization	1,368	1,393	2,825	2,758
Loss (gain) on sale or disposal of assets	626	87	885	(6,203)
Restructuring	726	—	726	—
Total operating expenses	121,558	129,997	242,893	253,497
Operating income	20,847	19,924	43,127	47,831
Interest expense	11,296	6,114	23,330	11,165
Interest income	(514)	(155)	(1,046)	(352)
Equity in net loss (income) of unconsolidated affiliates	3,678	(492)	1,484	(1,763)
Impairment of investments	—	7,940	—	7,940
Other expense	1,859	442	2,618	274
Income from continuing operations before income taxes	4,528	6,075	16,741	30,567
Income tax expense	1,327	852	4,905	5,675
Income from continuing operations, net of tax	3,201	5,223	11,836	24,892
Loss from discontinued operations, net of tax	(2,764)	(634)	(1,721)	(3,369)
Net income	437	4,589	10,115	21,523
Net loss from continuing operations attributable to redeemable noncontrolling interest	(906)	(1,553)	(2,840)	(3,349)
Net income attributable to EZCORP, Inc.	$1,343	$6,142	$12,955	$24,872

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.08	$0.12	$0.27	$0.52
Discontinued operations	(0.05)	(0.01)	(0.03)	(0.06)
Basic earnings per share	$0.03	$0.11	$0.24	$0.46

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.08	$0.12	$0.27	$0.52
Discontinued operations	(0.05)	(0.01)	(0.03)	(0.06)
Diluted earnings per share	$0.03	$0.11	$0.24	$0.46

Weighted-average shares outstanding:
Basic	54,184	54,374	53,915	54,353
Diluted	54,212	54,586	53,972	54,583

Net income from continuing operations attributable to EZCORP, Inc.	$4,107	$6,776	$14,676	$28,241
Loss from discontinued operations attributable to EZCORP, Inc.	(2,764)	(634)	(1,721)	(3,369)
Net income attributable to EZCORP, Inc.	$1,343	$6,142	$12,955	$24,872
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

	(Unaudited)
	(in thousands)
Net income	$437	$4,589	$10,115	$21,523
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(6,698)	(2,142)	(28,219)	2,423
Foreign currency translation reclassification adjustment realized upon impairment	—	375	—	375
Cash flow hedges:
Unrealized loss before reclassifications	—	(326)	—	(672)
Amounts reclassified from accumulated other comprehensive loss	35	297	387	542
Unrealized holding gain on available-for-sale arising during period	—	626	—	617
Income tax (expense) benefit	(199)	480	220	(383)
Other comprehensive (loss) income, net of tax	(6,862)	(690)	(27,612)	2,902
Comprehensive (loss) income	$(6,425)	$3,899	$(17,497)	$24,425
Attributable to redeemable noncontrolling interest:
Net loss	(906)	(1,553)	(2,840)	(3,349)
Foreign currency translation (loss) gain	(825)	(46)	(3,227)	278
Amounts reclassified from accumulated other comprehensive loss (income)	8	(52)	94	(52)
Comprehensive loss attributable to redeemable noncontrolling interest	(1,723)	(1,651)	(5,973)	(3,123)
Comprehensive (loss) income attributable to EZCORP, Inc.	$(4,702)	$5,550	$(11,524)	$27,548
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2015	2014

	(Unaudited)
	(in thousands)
Operating activities:
Net income	$10,115	$21,523
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,097	18,886
Amortization (accretion) of debt discount (premium) and consumer loan premium (discount), net	4,229	(170)
Consumer loan loss provision	14,023	18,562
Deferred income taxes	(5,536)	(1,624)
Restructuring	726	—
Amortization of deferred financing costs	2,625	2,550
Amortization of prepaid commissions	6,200	5,144
Other adjustments	380	(789)
Loss (gain) on sale or disposal of assets	950	(6,081)
Stock compensation (benefit) expense	(1,928)	8,189
Loss (income) from investments in unconsolidated affiliates	1,484	(1,763)
Impairment of investments	—	7,940
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	2,542	9,501
Inventory	2,499	2,696
Receivables, prepaid expenses, other current assets and other assets	(16,949)	(20,990)
Accounts payable and other accrued expenses and deferred gains and other long-term liabilities	(6,651)	(11,517)
Customer layaway deposits	1,947	353
Restricted cash	(835)	—
Prepaid income taxes	4,623	(11,410)
Payments of restructuring charges	(2,962)	—
Dividends from unconsolidated affiliates	2,407	2,597
Net cash provided by operating activities	37,986	43,597
Investing activities:
Loans made	(417,014)	(448,159)
Loans repaid	334,888	336,970
Recovery of pawn loan principal through sale of forfeited collateral	138,885	130,359
Additions to property and equipment	(15,934)	(10,643)
Acquisitions, net of cash acquired	(4,750)	(10,282)
Investments in unconsolidated affiliates	(12,140)	—
Proceeds from sale of assets	—	10,631
Other investing activities	—	94
Net cash provided by (used in) investing activities	23,935	8,970

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Financing activities:
Taxes paid related to net share settlement of equity awards	(196)	(629)
Debt issuance costs	—	(5,176)
Payout of deferred and contingent consideration	(6,000)	(23,000)
Purchase of subsidiary shares from noncontrolling interest	—	(1,082)
Proceeds from settlement of forward currency contracts	2,313	—
Change in restricted cash	11,476	(17,756)
Proceeds from revolving line of credit	—	217,493
Payments on revolving line of credit	—	(273,070)
Proceeds from borrowings	69,384	105,769
Payments on borrowings and capital lease obligations	(51,677)	(51,819)
Net cash provided by (used in) financing activities	25,300	(49,270)
Effect of exchange rate changes on cash and cash equivalents	(4,373)	(69)
Net increase in cash and cash equivalents	82,848	3,228
Cash and cash equivalents at beginning of period	55,325	29,100
Cash and cash equivalents at end of period	$138,173	$32,328

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$119,028	$118,050
Issuance of common stock, subject to possible redemption, due to acquisition	11,696	—
Deferred consideration	250	5,331
Change in accrued additions to property and equipment	—	122
Purchase of shares from noncontrolling interest	—	619
Note receivable from sale of assets	—	15,903
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2014 and 2013)
	(in thousands)
Balances as of September 30, 2013	54,240	$543	$320,537	$581,248	$(6,445)	$895,883
Stock compensation	—	—	8,197	—	—	8,197
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	—	—	(619)	—	(15)	(634)
Release of restricted stock	142	—	—	—	—	—
Tax deficiency of stock compensation	—	—	(420)	—	—	(420)
Taxes paid related to net share settlement of equity awards	—	—	(629)	—	—	(629)
Effective portion of cash flow hedge	—	—	—	—	(78)	(78)
Unrealized loss on available-for-sale securities	—	—	—	—	401	401
Foreign currency translation adjustment	—	—	—	—	1,993	1,993
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	375	375
Net income attributable to EZCORP, Inc.	—	—	—	24,872	—	24,872
Balances as of March 31, 2014	54,382	$543	$327,066	$606,120	$(3,769)	$929,960

Balances as of September 30, 2014	53,585	$536	$332,264	$509,586	$(10,082)	$832,304
Issuance of common stock related to 401(k) match	1	—	—	—	—	—
Stock compensation benefit	—	—	(1,928)	—	—	(1,928)
Release of restricted stock	66	1	—	—	—	1
Tax deficiency of stock compensation	—	—	(167)	—	—	(167)
Taxes paid related to net share settlement of equity awards	—	—	(196)	—	—	(196)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	293	293
Foreign currency translation adjustment	—	—	—	—	(24,773)	(24,773)
Net income attributable to EZCORP, Inc.	—	—	—	12,955	—	12,955
Balances as of March 31, 2015	53,652	$537	$329,973	$522,541	$(34,562)	$818,489
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
March 31, 2015
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
We are a leading provider of specialty consumer financial services. With approximately 7,100 teammates and 1,350 locations and branches, we provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term and long-term consumer loans including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans, or fee-based credit services to customers seeking loans in the United States, Mexico and Canada. Subsequent to March 31, 2015, we discontinued our consumer loan operations in the United States.
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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in our Amended Annual Report on Form 10-K/A for the year ended September 30, 2014 (the "Amended FY14 Annual Report"). The balance sheet as of September 30, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our business is subject to seasonal variations, and operating results for the three and six-months ended March 31, 2015 (the "current quarter" and "current six-month period") are not necessarily indicative of the results of operations for the full fiscal year.
These condensed consolidated financial statements include the accounts of EZCORP, Inc. ("EZCORP") and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. As of March 31, 2015, we owned 76% of the outstanding equity interests in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), doing business under the brands "Crediamigo" and "Adex," and 59% of Renueva Comercial S.A.P.I. de C.V. ("TUYO"), and therefore, include their results in our condensed consolidated financial statements.
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
There have been no changes in significant accounting policies as described in our Amended FY14 Annual Report, other than those described below.
Recently Adopted Accounting Policies
Common Stock, Subject to Possible Redemption
We account for shares subject to possible redemption in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 480 Distinguishing Liabilities from Equity. Under this standard, shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value and conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The EZCORP common stock subject to possible redemption features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly as of March 31, 2015, the shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.
Recently Issued Accounting Pronouncements
In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires reporting entities to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Measurement period adjustments were previously required to be retrospectively adjusted as of the acquisition date. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity should apply the amendment prospectively. We do not anticipate that the adoption of ASU 2015-16 will have a material effect on our financial position, results of operations or cash flows.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires reporting entities measuring inventories under the first-in, first-out or average cost methods to measure inventory at the lower of cost or net realizable value, where net realizable value is "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." Inventory was previously required to be measured at the lower of cost or market value, where the measurement of market value had several potential outcomes. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted provided that presentation is applied to the beginning of the fiscal year of adoption. A reporting entity may apply the amendment prospectively. We have not completed the process of evaluating the impact that will result from adopting ASU 2015-11. Therefore we are unable to disclose the impact that adopting ASU 2015-11 will have on our financial position, results of operations and cash flows when such statement is adopted.
In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendment prospectively or retrospectively. We do not anticipate that the adoption of ASU 2015-05 will have a material effect on our financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires reporting entities to record costs paid to third parties that are directly related to issuing debt, and that otherwise would not be incurred, as a deduction to the corresponding debt for presentation purposes. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. A reporting entity must apply the amendment retrospectively, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU 2015-03 as of March 31, 2015 would have resulted in the reclassification of unamortized debt issuance costs of $11.4 million, $7.7 million and $15.1 million as of March 31, 2015 and 2014 and September 30, 2014,

respectively, from intangible assets, net to long-term debt within the condensed consolidated balance sheets. Other than this reclassification, the adoption of ASU 2015-03 would not have an impact on our financial position, results of operations or cash flows.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, provided that presentation is applied to the beginning of the fiscal year of adoption. A reporting entity may apply the amendment retrospectively or using a modified retrospective approach. We do not anticipate that the adoption of ASU 2015-02 will have a material effect on our financial position, results of operations or cash flows.
In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether a Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. This ASU requires reporting entities to determine the nature of a hybrid financial instrument host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, provided that presentation is applied to the beginning of the fiscal year of adoption. We do not anticipate that the adoption of ASU 2014-16 will have a material effect on our financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) to defer the effective date to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We have not completed the process of evaluating the impact that will result from adopting ASU 2014-09. Therefore we are unable to disclose the impact that adopting ASU 2014-09 will have on our financial position, results of operations and cash flows when such statement is adopted.
NOTE 2: DISCONTINUED OPERATIONS AND RESTRUCTURING
Discontinued Operations
During the fourth quarter of fiscal 2014, we implemented a plan to exit our online lending businesses in the United States and the United Kingdom. As a result of this plan, our online lending operations in the United States (EZOnline) and in the United Kingdom (Cash Genie) have been included as discontinued operations.
During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores (57 in Mexico, 29 in Canada and 21 in the U.S.). These stores were generally older, smaller stores that did not fit our future growth profile.
See Note 18 for discussion of discontinued operations and restructuring actions subsequent to March 31, 2015.

Accrued lease termination costs, severance costs and other costs related to discontinued operations are included under "Accounts payable and other accrued expenses" in our condensed consolidated balance sheets. Changes in these amounts during the three and six-month periods ended March 31, 2015 and 2014 are summarized as follows:

	Three Months Ended March 31, 2015	Six Months Ended March 31, 2015

	(in millions)
Beginning balance	$7.8	$8.9
Charged to expense*	4.0	4.0
Cash payments	(0.7)	(1.4)
Other**	(0.9)	(1.3)
Balance as of March 31, 2015	$10.2	$10.2
* We recorded additional one-time charges of $3.3 million related to Cash Genie regulatory compliance and $0.7 million related to severance costs during the three and six-month periods ended March 31, 2015.
** This balance consists of adjustments due to foreign currency effects and other individually immaterial adjustments.

	Three Months Ended March 31, 2014	Six Months Ended March 31, 2014

	(in millions)
Beginning balance	$3.8	$7.1
Charged to expense	—	—
Cash payments	(1.2)	(2.9)
Other*	(0.4)	(2.0)
Balance as of March 31, 2014	$2.2	$2.2
* This balance consists of adjustments due to foreign currency effects and other individually immaterial adjustments.
Discontinued operations for the three-month periods ended March 31, 2015 and 2014 include $0.3 million and $9.2 million of total revenues, respectively. Discontinued operations for the six-month periods ended March 31, 2015 and 2014 include $1.6 million and $18.1 million of total revenues, respectively.
All revenue, expense and income reported in these condensed consolidated financial statements have been adjusted to reflect reclassification of all discontinued operations.
Restructuring
During the fourth quarter of fiscal 2014, we conducted a company-wide operational review to realign our organization to streamline operations and create synergies and efficiencies. The operational review resulted in the reduction of non-customer-facing overhead. Changes in the balance of restructuring costs during the three and six-month periods ended March 31, 2015 resulting from this initiative are summarized as follows:

	Three Months Ended March 31, 2015	Six Months Ended March 31, 2015

	(in thousands)
Beginning balance	$3,858	$6,121
Charged to expense	726	726
Cash payments	(699)	(2,962)
Balance as of March 31, 2015	$3,885	$3,885
The accrual for restructuring costs as of March 31, 2015 represents the amounts to be paid related to severance for employees that have been terminated or identified for termination as a result of the initiatives described above. We estimate we will make a portion of the remaining payments during fiscal 2015, at which time this initiative will be substantially complete. We continue to review the impact of these actions and will determine if, based on future operating results, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions.

NOTE 3: ACQUISITIONS
On February 19, 2015, we completed the acquisition of 12 pawn stores in Central Texas doing business under the "Cash Pawn" brand. The aggregate purchase price for the acquisition was $16.5 million, comprised of $5.0 million cash and 1,168,456 shares of our Class A Non-voting Common Stock (the "Shares"), valued at $10.01 per share less a $0.2 million Holding Period Adjustment discussed below. The Shares were issued in an unregistered private placement transaction pursuant to Section 4(a)(2) of the Securities Act of 1933 to a small number of related individuals and entities (the "Sellers") who were either "accredited investors" or "sophisticated investors." We have concluded that this acquisition was immaterial to our overall consolidated financial results and, therefore, have omitted the information required by ASC 805-10-50-2(h).
On the first anniversary of the closing date, the Sellers have the right to require us to repurchase the Shares for an aggregate price of $11.8 million (the "Put Option"). The Sellers may terminate the Put Option, in whole or in part, at any time. The Sellers are required to hold the Shares for a period of six months following the termination of the Put Option or such later date when we are in compliance with Rule 144(c) (the "Holding Period"). If the trading price of the Class A Non-voting Common Stock at the end of the Holding Period is less than $10.06 per share (the average closing sales price of the stock on The Nasdaq Stock Market for the five trading days immediately preceding the closing), then we will make an additional cash payment to the Sellers equal to the aggregate deficit, but such payment will not exceed $1.0 million. If the trading price of the Class A Non-voting Common Stock at the end of the Holding Period is more than $10.06 per share, then we will receive from the Sellers (either in cash or by returning a portion of the Shares) an amount equal to 50% of the aggregate excess, but such payment will not exceed $1.0 million (the "Holding Period Adjustment"). As of March 31, 2015, the Sellers had not terminated the Put Option in whole or in part.
The Put Option is not accounted for separately from the Shares and does not require bifurcation. The Shares are accounted for as common stock, subject to possible redemption under FASB ASC 480 Distinguishing Liabilities from Equity and are included in temporary equity in our condensed consolidated balance sheet as of March 31, 2015. The Holding Period Adjustment is accounted for as a contingent consideration asset under FASB ASC 805 Business Combinations, will be adjusted to fair value in subsequent reporting periods, and is recorded in our condensed consolidated balance sheet at its estimated fair value under "Other assets, net" as of March 31, 2015. See Note 14 for additional information regarding the Holding Period Adjustment.
See Note 18 for discussion of acquisitions subsequent to March 31, 2015.
NOTE 4: EARNINGS PER SHARE
The two-class method is utilized for the computation of earnings per share. The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Income allocated to these participating securities is excluded from net earnings allocated to common shares. There were no participating securities outstanding during the three and six-month periods ended March 31, 2015 and 2014.
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

Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP (A)	$4,107	$6,776	$14,676	$28,241
Loss from discontinued operations, net of tax (B)	(2,764)	(634)	(1,721)	(3,369)
Net income attributable to EZCORP (C)	$1,343	$6,142	$12,955	$24,872

Weighted-average outstanding shares of common stock (D)	54,184	54,374	53,915	54,353
Dilutive effect of restricted stock	28	212	57	230
Weighted-average common stock and common stock equivalents (E)	54,212	54,586	53,972	54,583

Basic earnings (loss) per share attributable to EZCORP:
Continuing operations (A / D)	$0.08	$0.12	$0.27	$0.52
Discontinued operations (B / D)	(0.05)	(0.01)	(0.03)	(0.06)
Basic earnings per share (C / D)	$0.03	$0.11	$0.24	$0.46

Diluted earnings (loss) per share attributable to EZCORP:
Continuing operations (A / E)	$0.08	$0.12	$0.27	$0.52
Discontinued operations (B / E)	(0.05)	(0.01)	(0.03)	(0.06)
Diluted earnings per share (C / E)	$0.03	$0.11	$0.24	$0.46

Potential common shares excluded from the calculation of diluted earnings per share:
Restricted stock	245	544	6	236
Warrants	14,317	—	14,317	—
Total potential common shares excluded	14,562	544	14,323	236
NOTE 5: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of March 31, 2015, we owned 151,948,000 shares, or approximately 32%, of Cash Converters International, a company headquartered in Perth, Australia and publicly traded on the Australian Stock Exchange. Cash Converters International franchises and operates a worldwide network of over 750 specialty financial services and retail stores, with significant store concentrations in Australia and the United Kingdom, that buy and sell second-hand goods and provide pawn loans, short-term unsecured loans and other consumer finance products. Our initial total investment in Cash Converters International was acquired between November 2009 and November 2012 for approximately $68.8 million. An additional 15,100,000 shares were acquired in December 2014 for approximately $12.1 million in connection with a non-underwritten placement of 47,400,000 shares by Cash Converters International.
We account for our investment in Cash Converters International using the equity method. Since Cash Converters International’s fiscal year ends three-months prior to ours, we report the income from this investment on a three-month lag. Cash Converters International files semi-annual financial reports with the Australian Securities & Investments Commission for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our six-month periods ended March 31, 2015 and 2014 represents our percentage interest in the results of Cash Converters International’s operations from July 1, 2014 to December 31, 2014 and July 1, 2013 to December 31, 2013, respectively.
During the three and six-month periods ended March 31, 2015, our equity in Cash Converters International’s net loss was $3.7 million and $1.5 million, respectively. During the three and six-month periods ended March 31, 2014 our equity in Cash Converters International’s net income was $0.5 million and $2.9 million, respectively.

Additionally, during the six-month periods ended March 31, 2015 and 2014, we received dividends of $2.4 million and $2.6 million, respectively. We received no dividends during the three-month periods ended March 31, 2015 and 2014.
The following table presents summary financial information for Cash Converters International’s most recently reported results as of March 31, 2015 after translation to U.S. dollars (using the exchange rate as of December 31 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

	December 31, 2014	December 31, 2013

	(in thousands)
Current assets	$200,682	$202,735
Non-current assets	157,737	148,011
Total assets	$358,419	$350,746

Current liabilities	$75,700	$77,263
Non-current liabilities	54,256	52,522
Shareholders’ equity:
Equity attributable to owners of the parent	228,462	224,026
Noncontrolling interest	1	(3,065)
Total liabilities and shareholders’ equity	$358,419	$350,746

	Six Months Ended December 31,
	2014	2013

	(in thousands)
Gross revenues	$167,206	$143,517
Gross profit	104,852	91,605
(Loss) profit for the period attributable to:
Owners of the parent	$(4,717)	$9,103
Noncontrolling interest	(179)	(2,417)
(Loss) profit for the year — net (loss) income	$(4,896)	$6,686
Cash Converters International’s total assets increased 2% from December 31, 2013 to December 31, 2014. Cash Converters International's (loss) profit for the period attributable to the owners of the parent decreased from a $9.1 million profit in the six-month period ended December 31, 2013 to a loss of $4.7 million loss in the six-month period ended December 31, 2014. The loss is due to a charge that Cash Converters International incurred in December 2014 in connection with the termination of agency agreements with certain development agents. See Note 18 for further discussion of events impacting Cash Converters International's financial information subsequent to March 31, 2015.
Albemarle & Bond Holdings, PLC
Prior to the quarter ended March 31, 2014, we held an investment in Albemarle & Bond Holdings, PLC ("Albemarle & Bond"). Albemarle & Bond was primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. We accounted for this investment using the equity method.
In March 2014, Albemarle & Bond entered into bankruptcy reorganization in the United Kingdom, and on April 15, 2014 Albemarle & Bond announced that the majority of its business and assets had been sold. As a result, we recognized an other-than-temporary impairment of $7.9 million ($5.4 million, net of taxes) during the quarter ended March 31, 2014, which brought our carrying value of this investment to zero.
Fair Value Measurements
The fair value for Cash Converters International as of March 31, 2015 and 2014 and September 30, 2014 was considered a Level 1 estimate within the fair value hierarchy of FASB ASC 820-10-50, and was calculated as (a) the quoted stock price on the Australian Stock Exchange as of March 31, 2015 and 2014 and September 30, 2014 multiplied by (b) the number of shares we owned as of March 31, 2015 and 2014 and September 30, 2014 multiplied by (c) the applicable foreign currency exchange rate as of March 31, 2015 and 2014 and September 30, 2014. We included no control premium for owning a large percentage of outstanding shares.
The table below summarizes the carrying amount and fair value of Cash Converters International as of the dates indicated:

	March 31, 2015	March 31, 2014	September 30, 2014

	(in thousands of U.S. dollars)
Recorded value	$94,510	$88,685	$91,781
Fair value	105,150	121,478	128,956

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the balance of goodwill and each major class of intangible assets as of the specified dates:

	March 31, 2015	March 31, 2014	September 30, 2014

	(in thousands)
Goodwill	$344,931	$435,048	$346,577

Indefinite-lived intangible assets, net:
Pawn licenses	$8,836	$8,836	$8,836
Trade names	6,746	8,238	6,990
Domain name	13	215	13
Total indefinite-lived intangible assets, net	$15,595	$17,289	$15,839

Definite-lived intangible assets, net:
Real estate finders’ fees	$670	$866	$787
Non-compete agreements	336	479	391
Favorable lease	472	565	517
Franchise rights	1,052	1,263	1,222
Contractual relationship	10,995	14,394	13,222
Internally developed software	20,361	26,121	18,759
Deferred financing costs	11,433	7,678	15,143
Other	193	218	206
Total definite-lived intangible assets, net	$45,512	$51,584	$50,247

Intangible assets, net	$61,107	$68,873	$66,086
The following tables present the changes in the carrying value of goodwill during the periods presented:

	U.S. & Canada	Latin America	Other International	Consolidated

	(in thousands)
Balances as of September 30, 2014	$239,179	$107,398	$—	$346,577
Acquisitions	10,710	—	—	10,710
Effect of foreign currency translation changes	—	(12,356)	—	(12,356)
Balances as of March 31, 2015	$249,889	$95,042	$—	$344,931

	U.S. & Canada	Latin America	Other International	Consolidated

	(in thousands)
Balances as of September 30, 2013	$283,199	$110,209	$39,892	$433,300
Effect of foreign currency translation changes	—	513	1,235	1,748
Balances as of March 31, 2014	$283,199	$110,722	$41,127	$435,048
On February 19, 2015, we completed the acquisition of 12 pawn stores in Central Texas doing business under the "Cash Pawn" brand. We recorded $10.7 million in goodwill pertaining to this acquisition. The acquisition was made as part of our continuing strategy to enhance our earnings over the long-term. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include a greater presence in the Central Texas market, as well as the ability to further leverage our expense structure through increased scale. See Note 3 for additional information regarding the acquisition. See Note 18 for discussion of an additional acquisition completed subsequent to March 31, 2015.

In accordance with ASC 350-20-35, Goodwill — Subsequent Measurement, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently when there are events or circumstances that indicate that it is more likely than not that an impairment exists. During the six-month period ended March 31, 2015, we evaluated such events and circumstances and concluded that it was not "more likely than not" that a goodwill or intangible asset impairment existed. We will continue to monitor if an interim triggering event is present in subsequent periods, and we will perform our required annual impairment test in the fourth quarter of our fiscal year. See Note 18 for discussion of goodwill and other long-term asset impairment that occurred subsequent to March 31, 2015.
The amortization of most definite-lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to operations expense (rent expense) over the related lease terms. The deferred financing costs are amortized to interest expense over the life of the related debt instruments.
The following table presents the amount and classification of amortization recognized as expense in each of the periods presented, without regard for any subsequent impairments of intangible assets:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

	(in thousands)
Amortization expense in continuing operations	$1,368	$1,393	$2,825	$2,758
Amortization expense in discontinued operations	—	582	—	1,157
Operations expense	26	31	52	61
Interest expense	992	1,660	2,625	2,550
Total expense from the amortization of definite-lived intangible assets	$2,386	$3,666	$5,502	$6,526
The following table presents our estimate of the amount and classification of future amortization expense for definite-lived intangible assets, without regard for any subsequent impairments of intangible assets:

Fiscal Years Ended September 30,	Amortization Expense	Operations Expense	Interest Expense

	(in thousands)
2015	$3,356	$53	$1,854
2016	6,400	106	3,223
2017	6,166	106	2,547
2018	5,209	106	2,391
2019	4,486	78	1,418
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE 7: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The following table presents our long-term debt instruments and balances under capital lease obligations outstanding as of March 31, 2015 and 2014 and September 30, 2014. The non-recourse debt matures at various months in the years so indicated in the table below:

	March 31, 2015		March 31, 2014		September 30, 2014
	Carrying Amount	Debt (Discount) Premium	Carrying Amount	Debt Premium	Carrying Amount	Debt (Discount) Premium

	(in thousands)
Recourse to EZCORP:
Domestic line of credit up to $200 million due 2015	$—	$—	$83,000	$—	$—	$—
2.125% cash convertible senior notes due 2019	189,724	(40,276)	—	—	185,693	(44,307)
Cash convertible senior notes due 2019 embedded derivative	27,215	—	—	—	36,994	—
Capital lease obligations	93	—	639	—	418	—
Non-recourse to EZCORP:
Secured foreign currency debt up to $3 million due 2014	—	—	528	51	63	3
Secured foreign currency debt up to $9 million due 2014	—	—	—	—	86	—
Secured foreign currency debt up to $5 million due 2015	—	—	2,863	—	—	—
Secured foreign currency debt up to $19 million due 2015	—	—	2,616	—	—	—
Secured foreign currency debt up to $5 million due 2016	—	—	1,077	—	—	—
Secured foreign currency debt up to $16 million due 2016	2,495	—	—	—	4,796	—
Secured foreign currency debt up to $20 million due 2017	19,682	—	22,929	—	22,240	—
Consumer loans facility due 2019	47,826	—	55,715	—	54,045	—
10% unsecured notes due 2014	—	—	7,212	—	1,158	—
11% unsecured notes due 2014	—	—	110	—	—	—
9% unsecured notes due 2015	12,516	—	29,933	—	29,875	—
10% unsecured notes due 2015	—	—	696	—	943	—
11% unsecured notes due 2015	4,334	—	—	—	4,897	—
10% unsecured notes due 2016	844	—	121	—	118	—
13% unsecured notes due 2016	656	—	—	—	—	—
12% secured notes due 2016	2,691	67	—	—	3,881	174
12% secured notes due 2017	—	—	4,103	281	—	—
12% secured notes due 2019	—	—	17,579	—	—	—
12% secured notes due 2020	19,747	—	—	—	22,314	—
17% secured notes due 2015 consolidated from VIEs	937	—	6,850	—	3,207	—
15% secured notes due 2016 consolidated from VIEs	7,755	—	9,936	—	9,638	—
11% secured notes due 2017 consolidated from VIEs	66,139	—	—	—	14,982	—
11% secured notes due 2017 consolidated from VIEs	10,406	—	—	—	13,590	—
15% secured notes due 2017 consolidated from VIEs	14,897	—	—	—	19,645	—
Total	427,957	(40,209)	245,907	332	428,583	(44,130)
Less current portion	71,564	67	21,422	255	36,529	177
Total long-term debt and capital lease obligations	$356,393	$(40,276)	$224,485	$77	$392,054	$(44,307)
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

2.125% Cash Convertible Senior Notes Due 2019
In June 2014, we issued $200.0 million aggregate principal amount of 2.125% cash convertible senior notes due 2019 (the “Cash Convertible Notes”). We granted the initial purchasers the option to purchase up to an additional $30.0 million aggregate principal amount of Cash Convertible Notes. Such option was exercised in full on June 27, 2014, and we issued an additional $30.0 million principal amount of Cash Convertible Notes on July 2, 2014. All of the Cash Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The Cash Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The Cash Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year, commencing on December 15, 2014, and will mature on June 15, 2019 (the "Maturity Date").
Prior to December 15, 2018, the Cash Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date, as described below. At maturity, the holders of the Cash Convertible Notes will be entitled to receive cash equal to the principal amount of the Cash Convertible Notes plus unpaid accrued interest.
The Cash Convertible Notes are unsubordinated unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes; equal in right of payment with all of our other unsecured unsubordinated indebtedness; and effectively junior to all debt or other obligations (including trade payables) of our wholly-owned subsidiaries. The Indenture governing the Cash Convertible Notes does not contain any financial covenants.
We incurred transaction costs of approximately $9.9 million related to the issuance of the Cash Convertible Notes, which we recorded as deferred financing costs included under “Intangible assets, net” in our condensed consolidated balance sheets. Deferred financing costs are being amortized to interest expense using the effective interest method over the expected term of the Cash Convertible Notes.
Under the terms of our Cash Convertible Notes, payment of dividends requires a conversion rate adjustment equal to the conversion rate in effect immediately prior to the open of business on the ex-dividend date for such dividend multiplied by the last reported sale price of the Class A Non-voting Common Stock (“Class A Common Stock”) on the trading day immediately preceding the ex-dividend date for such dividend, divided by the difference between the last reported sale price of the Class A Common Stock on the trading day immediately preceding the ex-dividend date for such dividend and the amount in cash per share we distribute to all or substantially all holders of Class A Common Stock. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.
See Note 18 for discussion of a default under the indenture subsequent to March 31, 2015.
Cash Convertible Notes Embedded Derivative
We account for the cash conversion feature of the Cash Convertible Notes as a separate derivative instrument (the “Cash Convertible Notes Embedded Derivative”), which had a fair value of $46.5 million on the issuance date that was recognized as the original issue discount of the Cash Convertible Notes. This original issue discount is being amortized to interest expense over the term of the Cash Convertible Notes using the effective interest method. As of March 31, 2015 and September 30, 2014, the Cash Convertible Notes Embedded Derivative was recorded as a non-current liability under "Long-term debt, less current maturities" in our condensed consolidated balance sheets, and will be marked to market in subsequent reporting periods. The classification of the Cash Convertible Notes Embedded Derivative liability as current or non-current on the condensed consolidated balance sheets corresponds with the classification of the net balance of the Cash Convertible Notes as discussed below.
The Cash Convertible Notes are convertible into cash, subject to satisfaction of certain conditions and during the periods described below, based on an initial conversion rate of 62.2471 shares of Class A Common Stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $16.065 per share of our Class A Common Stock). Upon conversion of a note, we will pay cash based on a daily conversion value calculated on a proportionate basis for each trading day in the applicable 80 trading day observation period as described in the Indenture. The conversion rate will not be adjusted for any accrued and unpaid interest.
Holders may surrender their Cash Convertible Notes for conversion into cash prior to December 15, 2018 only under the following circumstances (the “Early Conversion Conditions”): (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2014 (and only during such fiscal quarter), if the last reported sale price of our Class A Common

Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price, as defined in the Indenture, per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A Common Stock and the conversion rate on such trading day; or (3) upon the occurrence of specified corporate events, as defined in the Indenture. On or after December 15, 2018 until the close of business on the second scheduled trading day immediately preceding the Maturity Date, holders may convert their notes into cash at any time, regardless of the foregoing circumstances.
If a holder elects to convert its Cash Convertible Notes in connection with certain make-whole fundamental changes, as that term is defined in the Indenture, that occur prior to the Maturity Date, we will in certain circumstances increase the conversion rate for Cash Convertible Notes converted in connection with such make-whole fundamental changes by a specified number of shares of Class A Common Stock. In addition, the conversion rate is subject to customary anti-dilution adjustments (for example, certain dividend distributions or tender or exchange offer of our Class A Common Stock).
Upon the occurrence of a fundamental change, as defined in the Indenture, holders may require us to repurchase for cash all or any portion of the then outstanding Cash Convertible Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.
Impact of Early Conversion Conditions on Financial Statements
As of March 31, 2015, the Cash Convertible Notes were not convertible because the Early Conversion Conditions described above had not been met. Accordingly, the net balance of the Cash Convertible Notes of $189.7 million and $185.7 million was classified as a non-current liability in our condensed consolidated balance sheets as of March 31, 2015 and September 30, 2014, respectively. The classification of the Cash Convertible Notes as current or non-current in the condensed consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the Early Conversion Conditions has been met.
If any of the Early Conversion Conditions is met in any future fiscal quarter, we would classify our net liability under the Cash Convertible Notes as a current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If none of the Early Conversion Conditions have been met in a future fiscal quarter prior to the one year period immediately preceding the Maturity Date, we would classify our net liability under the Cash Convertible Notes as a non-current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their Cash Convertible Notes prior to maturity, any unamortized discount and transaction costs will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on March 31, 2015, we would have recorded an expense of $47.7 million associated with the conversion, comprised of $40.3 million of unamortized debt discount and $7.4 million of unamortized debt issuance costs. As of March 31, 2015, none of the note holders had elected to convert their Cash Convertible Notes.
Cash Convertible Notes Hedges
In connection with the issuance of the Cash Convertible Notes, we purchased cash-settled call options (the “Cash Convertible Notes Hedges”) in privately negotiated transactions with certain of the initial purchasers or their affiliates (in this capacity, the “Option Counterparties”). The Cash Convertible Notes Hedges provide us with the option to acquire, on a net settlement basis, approximately 14.3 million shares of our Class A Common Stock at a strike price of $16.065, which is equal to the number of shares of our Class A Common Stock that notionally underlie the Cash Convertible Notes and corresponds to the conversion price of the Cash Convertible Notes. The Cash Convertible Notes Hedges have an expiration date that is the same as the Maturity Date of the Cash Convertible Notes, subject to earlier exercise. The Cash Convertible Notes Hedges have customary anti-dilution provisions similar to the Cash Convertible Notes. If we exercise the Cash Convertible Notes Hedges, the aggregate amount of cash we will receive from the option counterparties to the Cash Convertible Notes Hedges will cover the aggregate amount of cash that we would be required to pay to the holders of the converted Cash Convertible Notes, less the principal amount thereof. As of March 31, 2015, we have not purchased any shares under the Cash Convertible Notes Hedges.
The aggregate cost of the Cash Convertible Notes Hedges was $46.5 million (or $21.3 million net of the total proceeds from the Warrants sold, as discussed below). The Cash Convertible Notes Hedges are accounted for as a derivative asset and are recorded in the condensed consolidated balance sheets at their estimated fair value under "Other assets, net." The fair value of the Cash Convertible Notes Hedges was $27.2 million and $37.0 million as of March 31, 2015 and September 30, 2014, respectively. The Cash Convertible Notes Embedded Derivative liability and the Cash Convertible Notes Hedges asset will be adjusted to fair value each reporting period and unrealized gains and losses will be reflected in the condensed consolidated statements of operations. The Cash Convertible Notes Embedded Derivative and the Cash Convertible Notes Hedges are

designed to have similar fair values. Accordingly, the changes in the fair values of these instruments are expected to offset and not have a net impact on the condensed consolidated statements of operations.
The classification of the Cash Convertible Notes Hedges asset as current or long-term on the condensed consolidated balance sheets corresponds with the classification of the Cash Convertible Notes, which is evaluated at each balance sheet date and may change from time to time depending on whether any of the Early Conversion Conditions has been met.
Cash Convertible Notes Warrants
In connection with the issuance of the Cash Convertible Notes, we also sold net-share-settled warrants (the “Warrants”) in privately negotiated transactions with the Option Counterparties for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share, for total proceeds of $25.1 million, net of issuance costs, which was recorded as an increase in stockholders' equity. The Warrants have customary anti-dilution provisions similar to the Cash Convertible Notes. As a result of the Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter. The Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the Warrants, we will issue shares of Class A Common Stock to the purchasers of the Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement. As of March 31, 2015, there were 14.3 million warrants outstanding.
Cash Convertible Notes Interest Expense
Total interest expense attributable to the Cash Convertible Notes for the three and six-month periods ended March 31, 2015 was $3.2 million and $6.5 million, respectively, comprised of contractual interest expense of $1.2 million and $2.5 million, respectively, and debt discount amortization of $2.0 million and $4.0 million, respectively. The effective interest rate for the three and six-month periods ended March 31, 2015 was approximately 7%.
As of March 31, 2015, the remaining unamortized issuance discount will be amortized over the next four years assuming no early conversion.
Non-Recourse Debt to EZCORP
On January 30, 2012, we acquired a 60% ownership interest in Grupo Finmart. On June 30, 2014, we acquired an additional 16% of the ordinary shares outstanding of Grupo Finmart, increasing our ownership percentage from 60% to 76%. Non-recourse debt amounts in the table previously presented represent Grupo Finmart’s third party debt. The holders of all unsecured notes have recourse solely to Grupo Finmart's net assets. All foreign currency debt is guaranteed by Grupo Finmart's loan portfolio or collateralized cash at Grupo Finmart’s option. As of March 31, 2015, Grupo Finmart’s foreign currency debt was guaranteed by consumer loans totaling $59.7 million, included under “Consumer loans, net” and “Non-current consumer loans, net” in our condensed consolidated balance sheets, and collateralized cash totaling $41.2 million, included under “Restricted cash” and “Restricted cash, non-current” in our condensed consolidated balance sheets.
Interest on secured foreign currency debt due 2016 is charged at the Mexican Interbank Equilibrium ("TIIE") plus a margin of 4.9%, or a total of 8.2% as of March 31, 2015 and requires monthly payments of $0.2 million with the remaining principal due at maturity. The 12% secured notes due 2016 require monthly payments of $2.6 million with the remaining principal due at maturity. The secured foreign currency debt due in 2017 has a 14.5% interest rate and requires monthly payments of $1.6 million, beginning May 2016, with the remaining principal due at maturity. The 12% secured notes due in 2020 require monthly payments of $1.1 million, beginning December 2018, with the remaining principal due at maturity. The entire principal balance of the 9% unsecured notes due 2015, 11% unsecured notes due 2015, 10% unsecured notes due 2016 and 13% unsecured notes due 2016 is due at maturity. Amounts due are in Mexican Pesos and are revalued each reporting period.
Consumer Loans Facility Due 2019
On February 17, 2014, Grupo Finmart entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The unrestricted cash received from this borrowing in the amount of $30.2 million was primarily used to repay the previous securitization borrowing facility due in 2017 and the transaction costs associated with this transaction. The cash proceeds of approximately $17.6 million are restricted primarily for $15.3 million of collection rights on the additional eligible loans from Grupo Finmart, which Grupo Finmart expects to deliver to the trust within the next 12 months, and $2.3 million of interest and trust maintenance costs to be recovered at repayment. The restricted cash proceeds of $15.3 million are recourse to Grupo Finmart unless additional eligible loans are delivered within the two year period specified in the agreement. The borrowing facility has a two year lending period, ending February 17, 2016, and fully and matures on March 19, 2019. Upon the termination of the lending period, Grupo Finmart has an option to start prepaying the principal early from the collection received by the trust. Grupo Finmart will continue to service the underlying loans in the trust.
As of March 31, 2015, the remaining deferred financing costs related to the consumer loans facility due 2019 totaling $2.3 million are included under “Intangible assets, net” in our condensed consolidated balance sheet and are being amortized to interest expense over the term of the agreement.
Grupo Finmart is the primary beneficiary of the securitization trust because Grupo Finmart has the power to direct the most significant activities of the trust through its role as servicer of all the receivables held by the trust and through its obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we consolidate the trust.
Interest on the consumer loans facility due 2019 is charged at TIIE plus a margin of 2.5%, or a total of 5.8% as of March 31, 2015.
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
Secured Notes Consolidated from VIEs
During the year ended September 30, 2014, Grupo Finmart entered into three separate agreements with third party investors and variable interest entities (“VIEs”) to securitize selected loans providing asset backed financing for operations. The VIEs issued promissory notes to the third party first beneficiaries of the VIEs. The VIEs are referred to as VIE C, VIE B and VIE A. The debt described below is collateralize by all of the assets of the VIEs as presented in footnote 1 to our interim condensed consolidated balance sheets. See discussion of the VIEs in Note 17.
In October 2013, VIE C issued $9.3 million of 17% Notes due May 2015 and $10.0 million of 15% Notes due October 2016 to the first beneficiary of VIE C. The debt was collateralized with the principal and interest collected from loan portfolios of VIE C. The 17% Notes due May 2015 and the 15% Notes due October 2016 require monthly payments of approximately $0.4 million each, comprised of interest and principal.
In March 2014, VIE B issued $16.0 million of 11% Notes due April 2017 to the first beneficiary of VIE B. In June 2014, VIE B issued $16.5 million of 11% Notes due July 2017 to the first beneficiary of VIE B. The debt was collateralized with the principal and interest collected from loan portfolios of VIE B. The 11% Notes due April 2017 and the 11% Notes due July 2017 require monthly payments of approximately $0.2 million each, comprised of interest and principal.
In June 2014, VIE A issued $21.8 million of 14.5% Notes due October 2017 to the first beneficiary of VIE A. The debt was collateralized with the principal and interest collected from loan portfolios of VIE A. The 14.5% Notes due October 2017 require monthly payments of approximately $0.3 million, comprised of interest and principal.
In October 2014, VIE B issued $43.8 million of 11% Notes due October 2017 to the first beneficiary of VIE B. The debt was collateralized with the principal and interest collected from loan portfolios of VIE B. The 11% Notes due October 2017 require monthly payments of approximately $0.6 million, comprised of interest and principal.
In December 2014, VIE B issued $21.9 million of 11% Notes due December 2017. The debt was collateralized with the principal and interest collected from loan portfolios of VIE B. The 11% Notes due December 2017 require monthly payments of $0.3 million, comprised of interest and principal.

NOTE 8: COMMON STOCK AND STOCK COMPENSATION
Common Stock
In February 2015, we issued 1,168,456 shares of our Class A Non-voting Common Stock, valued at $10.01 per share, in connection with the acquisition of 12 pawn stores. These shares are subject to possible redemption and accounted for as temporary equity. See Note 1 and Note 3 for additional information regarding the acquisition and the shares issued in connection with the acquisition.
Stock Compensation
Our net income includes the following compensation expense (benefit) related to our stock compensation arrangements:

	Three Months Ended March 31,		Six Months Ended March 31,
	2015	2014	2015	2014

	(in thousands)
Gross compensation cost (benefit)	$530	$6,990	$(1,928)	$8,197
Income tax expense (benefit)	179	(2,444)	(855)	(2,869)
Net compensation expense (benefit)	$709	$4,546	$(2,783)	$5,328
NOTE 9: TEMPORARY EQUITY
The following table provides a summary of the activity in our temporary equity balances during the six-month periods ended March 31, 2015 and 2014:

	Common Stock, Subject to Possible Redemption	Redeemable Noncontrolling Interest	Total Temporary Equity

	(in thousands)
Balances as of September 30, 2014	$—	$22,800	$22,800
Issuance of common stock, subject to possible redemption	11,696	—	11,696
Net loss attributable to redeemable noncontrolling interest	—	(2,840)	(2,840)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	—	(3,227)	(3,227)
Amounts reclassified from accumulated other comprehensive loss	—	94	94
Balances as of March 31, 2015	$11,696	$16,827	$28,523

Balance as of September 30, 2013	$—	$47,297	$47,297
Sale of additional shares to parent	—	(457)	(457)
Net income attributable to redeemable noncontrolling interest	—	(3,349)	(3,349)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	—	278	278
Effective portion of cash flow hedge	—	(52)	(52)
Balance as of March 31, 2014	$—	$43,717	$43,717
In February 2015, we issued 1,168,456 shares of our Class A Non-voting Common Stock, valued at $10.01 per share, in connection with the acquisition of 12 pawn stores. These shares are subject to possible redemption and accounted for as temporary equity. See Note 1 and Note 3 for additional information regarding the acquisition and the shares issued in connection with the acquisition.
See Note 18 for discussion of the acquisition of an additional interest in Grupo Finmart subsequent to March 31, 2015.
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
The effective tax rate from continuing operations for the three-month period ended March 31, 2015 was 29% of pre-tax income compared to 14% for the three-month period ended March 31, 2014. The effective tax rate for the three-month period ended March 31, 2015 was higher primarily due to the elimination of the tax rate differential on discontinued foreign operations, a reduction of costs paid to offshore affiliates and lower non-U.S. undistributed earnings.
The effective tax rate from continuing operations for the six-month period ended March 31, 2015 was 29% of pre-tax income compared to 19% for the six-month period ended March 31, 2014. The effective tax rate for the six-month period ended March 31, 2015 was higher primarily due to the elimination of the tax rate differential on discontinued foreign operations, a reduction of costs paid to offshore affiliates and lower non-U.S. undistributed earnings.
NOTE 11: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. Except as otherwise noted, we are unable to determine the ultimate outcome of any current litigation or regulatory actions. These matters are subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from conducting our business as we currently do. Any unfavorable ruling or outcome could have a material adverse effect on our financial condition, results of operations or liquidity and could negatively affect our reputation. We have not recorded a liability for any of these matters as of March 31, 2015 because we do not believe that any loss was probable or that the amount of any probable loss could be reasonably estimated at that time.
The following descriptions include developments through the date of filing of this Report. For discussion of legal proceedings arising subsequent to March 31, 2015, see Note 18.
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
The plaintiff seeks (a) recovery for the Company in the amount of the damages the Company has sustained as a result of the alleged breach of fiduciary duties, waste of corporate assets and aiding and abetting, (b) disgorgement by Mr. Cohen and Madison Park of the benefits they received as a result of the related party transactions and (c) reimbursement of costs and expenses, including reasonable attorney’s fees.
On November 13, 2014, pursuant to the parties’ stipulation, the Court dismissed the action as to Mr. Brinkley, Mr. Rothamel and Mr. Lagos.
Each of the remaining defendants have filed motions to dismiss, and a hearing on those motions was held before the Court on September 8, 2015. The parties are awaiting the Court's ruling on the motions to dismiss.
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

Federal securities litigation — On August 22, 2014, Jason Close, a purported holder of Class A Non-voting Common Stock, for himself and on behalf of other similarly situated holders of Class A Non-voting Common Stock, filed a lawsuit in the United States District Court for the Southern District of New York styled Close v. EZCORP, Inc., et al. (Case No. 1:14-cv-06834-ALC). The complaint names as defendants EZCORP, Inc., Paul E. Rothamel (our former chief executive officer) and Mark Kuchenrither (our current chief financial officer and our chief operating officer) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In general, the complaint alleges that the implementation of certain strategic and growth initiatives were less successful than represented by the defendants, that certain of the Company’s business units and investments were not performing as well as represented by the defendants and that, as a result, the defendants’ disclosures and statements about the Company’s business and operations were materially false and misleading at all relevant times.
On October 17, 2014, the Automotive Machinists Pension Plan, also purporting to be the holder of Class A Non-voting Common Stock and acting for itself and on behalf of other similarly situated holders of Class A Non-voting Common Stock, filed a lawsuit in the United Stated District Court for the Southern District of New York styled Automotive Machinists Pension Plan v. EZCORP, Inc., et al. (Case No. 1:14-cv-8349-ALC). The complaint names EZCORP, Inc., Mr. Rothamel and Mr. Kuchenrither as defendants, but also names Mr. Cohen and MS Pawn Limited Partnership. The complaint likewise asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, alleging generally that (1) EZCORP and the officer defendants (Mr. Rothamel and Mr. Kuchenrither) issued false and misleading statements and omissions concerning the business and prospects, and compliance history, of the Company’s online lending operations in the U.K. and the nature of the Company’s consulting relationship with entities owned by Mr. Cohen and the process the Board of Directors used in agreeing to it, and (2) Mr. Cohen and MS Pawn Limited Partnership, as controlling persons of EZCORP, participated in the preparation and dissemination of the Company’s disclosures and controlled the Company’s business strategy and activities.
On October 21, 2014, the plaintiff in the Automotive Machinists Pension Plan action filed a motion to consolidate the Close action and the Automotive Machinists Pension Plan action and to appoint the Automotive Machinists Pension Plan as the lead plaintiff. On November 18, 2014, the court consolidated the two lawsuits under the caption In Re EZCORP, Inc. Securities Litigation (Case No. 1:14-cv-06834-ALC), and on January 16, 2015, appointed the lead plaintiff and lead counsel.
On March 13, 2015, the lead plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, alleging generally that:

•
EZCORP and the officer defendants (Mr. Rothamel and Mr. Kuchenrither) issued false and misleading statements and omissions regarding the Company's online lending operations in the U.K. (Cash Genie) and Cash Genie's compliance history;

•
EZCORP and the officer defendants issued false and misleading statements and omissions regarding the nature of the Company's consulting relationship with Madison Park LLC (an entity owned by Mr. Cohen) and the process the Board of Directors used in agreeing to it;

•
EZCORP's financial statements were false and misleading, and violated GAAP and SEC rules and regulations, by failing to properly recognize impairment charges with respect to the Company's investment in Albemarle & Bond; and

•	Mr. Cohen and MS Pawn Limited Partnership, as controlling persons of EZCORP, were aware of and controlled the Company's alleged false and misleading statements and omissions.
The defendants have filed motions to dismiss, and the parties have submitted their respective supporting and opposing briefs. That motion is pending before the Court.
We cannot predict the outcome of the litigation, but we intend to continue to defend vigorously against all allegations and claims.
SEC Investigation — On October 23, 2014, we received a notice from the Fort Worth Regional Office of the SEC that it was conducting an investigation into certain matters involving EZCORP, Inc. The notice was accompanied by a subpoena, directing us to produce a variety of documents, including all minutes and materials related to Board of Directors and Board committee meetings since January 1, 2009 and all documents and communications relating to our historical advisory services relationship with Madison Park (the business advisory firm owned by Mr. Cohen) and LPG Limited (a business advisory firm owned by Lachlan P. Given, our current Executive Chairman of the Board). The SEC has also issued subpoenas to current and former members of our Board of Directors requesting production of similar documents, as well as to certain third parties, and has conducted interviews with certain individuals. We continue to cooperate fully with the SEC in its investigation.

NOTE 12: SEGMENT INFORMATION
Segment information is prepared on the same basis that our chief operating decision maker reviews financial information for operational decision-making purposes.
We currently report our segments as follows:

•	U.S. & Canada — All business activities in the United States and Canada

•	Latin America — All business activities in Mexico and other parts of Latin America

•	Other International — Our equity interest in the net (loss) income of Cash Converters International
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our condensed consolidated financial statements. The following tables present operating segment information for the three and six-month periods ended March 31, 2015 and 2014, including reclassifications discussed in Note 1 and adjustments to reflect reclassification of all discontinued operations discussed in Note 2.

	Three Months Ended March 31, 2015
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$92,969	$14,883	$—	$107,852	$—	$107,852
Jewelry scrapping sales	17,482	917	—	18,399	—	18,399
Pawn service charges	52,317	7,153	—	59,470	—	59,470
Consumer loan fees and interest	37,992	16,449	—	54,441	—	54,441
Other revenues	922	273	—	1,195	—	1,195
Total revenues	201,682	39,675	—	241,357	—	241,357
Merchandise cost of goods sold	61,812	10,680	—	72,492	—	72,492
Jewelry scrapping cost of goods sold	13,534	820	—	14,354	—	14,354
Consumer loan bad debt	7,983	4,123	—	12,106	—	12,106
Net revenues	118,353	24,052	—	142,405	—	142,405
Segment and corporate expenses (income):
Operations	82,665	17,625	—	100,290	—	100,290
Administrative	—	—	—	—	10,849	10,849
Depreciation	4,538	1,348	—	5,886	1,813	7,699
Amortization	58	379	—	437	931	1,368
Loss on sale or disposal of assets	256	1	—	257	369	626
Interest expense	5	6,377	—	6,382	4,914	11,296
Interest income	(17)	(447)	—	(464)	(50)	(514)
Equity in net loss of unconsolidated affiliate	—	—	3,678	3,678	—	3,678
Restructuring	—	—	—	—	726	726
Other expense	7	1,554	—	1,561	298	1,859
Segment contribution (loss)	$30,841	$(2,785)	$(3,678)	$24,378
Income (loss) from continuing operations before income taxes				$24,378	$(19,850)	$4,528

	Three Months Ended March 31, 2014
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$89,937	$13,517	$—	$103,454	$—	$103,454
Jewelry scrapping sales	24,697	1,496	—	26,193	—	26,193
Pawn service charges	52,154	7,008	—	59,162	—	59,162
Consumer loan fees and interest	42,213	12,564	—	54,777	—	54,777
Other revenues	1,098	447	—	1,545	—	1,545
Total revenues	210,099	35,032	—	245,131	—	245,131
Merchandise cost of goods sold	55,256	8,967	—	64,223	—	64,223
Jewelry scrapping cost of goods sold	18,793	1,318	—	20,111	—	20,111
Consumer loan bad debt	7,781	3,095	—	10,876	—	10,876
Net revenues	128,269	21,652	—	149,921	—	149,921
Segment and corporate expenses (income):
Operations	83,377	17,730	—	101,107	—	101,107
Administrative	—	—	—	—	19,996	19,996
Depreciation	4,275	1,450	—	5,725	1,689	7,414
Amortization	100	607	—	707	686	1,393
Loss (gain) on sale or disposal of assets	(537)	(2)	—	(539)	626	87
Interest expense	2	5,024	—	5,026	1,088	6,114
Interest income	(18)	(94)	—	(112)	(43)	(155)
Equity in net income of unconsolidated affiliate	—	—	(492)	(492)	—	(492)
Impairment of investments	—	—	7,940	7,940	—	7,940
Other expense (income)	—	(11)	375	364	78	442
Segment contribution (loss)	$41,070	$(3,052)	$(7,823)	$30,195
Income (loss) from continuing operations before income taxes				$30,195	$(24,120)	$6,075

	Six Months Ended March 31, 2015
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$183,028	$34,463	$—	$217,491	$—	$217,491
Jewelry scrapping sales	34,609	2,324	—	36,933	—	36,933
Pawn service charges	109,352	15,045	—	124,397	—	124,397
Consumer loan fees and interest	80,524	32,764	—	113,288	—	113,288
Other revenues	1,497	569	—	2,066	—	2,066
Total revenues	409,010	85,165	—	494,175	—	494,175
Merchandise cost of goods sold	120,806	24,164	—	144,970	—	144,970
Jewelry scrapping cost of goods sold	26,948	2,081	—	29,029	—	29,029
Consumer loan bad debt	22,293	11,863	—	34,156	—	34,156
Net revenues	238,963	47,057	—	286,020	—	286,020
Segment and corporate expenses (income):
Operations	167,428	36,556	—	203,984	—	203,984
Administrative	—	—	—	—	19,201	19,201
Depreciation	8,938	2,739	—	11,677	3,595	15,272
Amortization	129	798	—	927	1,898	2,825
Loss on sale or disposal of assets	259	257	—	516	369	885
Interest expense	13	14,659	—	14,672	8,658	23,330
Interest income	(34)	(928)	—	(962)	(84)	(1,046)
Equity in net loss of unconsolidated affiliate	—	—	1,484	1,484	—	1,484
Restructuring	—	—	—	—	726	726
Other expense	10	2,166	—	2,176	442	2,618
Segment contribution (loss)	$62,220	$(9,190)	$(1,484)	$51,546
Income (loss) from continuing operations before income taxes				$51,546	$(34,805)	$16,741

	Six Months Ended March 31, 2014
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$178,827	$30,214	$—	$209,041	$—	$209,041
Jewelry scrapping sales	50,622	3,274	—	53,896	—	53,896
Pawn service charges	109,223	14,072	—	123,295	—	123,295
Consumer loan fees and interest	87,963	22,018	—	109,981	—	109,981
Other revenues	1,629	1,045	—	2,674	—	2,674
Total revenues	428,264	70,623	—	498,887	—	498,887
Merchandise cost of goods sold	108,856	19,508	—	128,364	—	128,364
Jewelry scrapping cost of goods sold	37,363	2,768	—	40,131	—	40,131
Consumer loan bad debt	21,964	7,100	—	29,064	—	29,064
Net revenues	260,081	41,247	—	301,328	—	301,328
Segment and corporate expenses (income):
Operations	169,944	36,524	—	206,468	—	206,468
Administrative	—	—	—	—	35,720	35,720
Depreciation	8,519	2,909	—	11,428	3,326	14,754
Amortization	203	1,224	—	1,427	1,331	2,758
(Gain) loss on sale or disposal of assets	(6,855)	4	—	(6,851)	648	(6,203)
Interest expense	7	8,865	—	8,872	2,293	11,165
Interest income	(18)	(267)	—	(285)	(67)	(352)
Equity in net income of unconsolidated affiliates	—	—	(1,763)	(1,763)	—	(1,763)
Impairment of investments	—	—	7,940	7,940	—	7,940
Other expense (income)	—	(41)	346	305	(31)	274
Segment contribution (loss)	$88,281	$(7,971)	$(6,523)	$73,787
Income (loss) from continuing operations before income taxes				$73,787	$(43,220)	$30,567
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

The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision (Benefit)	Translation Adjustment	Allowance Balance at End of Period	Financing Receivable at End of Period

	(in thousands)
Unsecured short-term consumer loans:
Three Months Ended March 31, 2015	$13,368	$(7,029)	$3,495	$2,862	$(479)	$12,217	$26,265
Three Months Ended March 31, 2014	2,848	(16,601)	16,689	5,644	5	8,585	26,815
Six Months Ended March 31, 2015	14,645	(16,080)	6,786	7,858	(992)	12,217	26,265
Six Months Ended March 31, 2014	2,928	(28,803)	20,884	13,559	17	8,585	26,815
Secured short-term consumer loans:
Three Months Ended March 31, 2015	$1,134	$(12,955)	$11,748	$889	$—	$816	$5,299
Three Months Ended March 31, 2014	2,332	(18,382)	16,573	1,291	—	1,814	7,959
Six Months Ended March 31, 2015	1,049	(27,392)	24,737	2,422	—	816	5,299
Six Months Ended March 31, 2014	1,804	(32,571)	31,755	826	—	1,814	7,959
Unsecured long-term consumer loans:
Three Months Ended March 31, 2015	$42,182	$(101)	$—	$4,052	$(1,412)	$44,721	$161,579
Three Months Ended March 31, 2014	23,889	(18)	—	3,099	(5)	26,965	143,362
Six Months Ended March 31, 2015	38,087	(268)	—	11,663	(4,761)	44,721	161,579
Six Months Ended March 31, 2014	19,849	(89)	—	7,108	97	26,965	143,362
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

The following table presents an aging analysis of past due financing receivables by portfolio segment:

	Days Past Due				Total Past Due	Current Receivable	Translation Adjustment	Total Financing Receivable	Allowance Balance	Recorded Investment > 90 Days Accruing
	1-30	31-60	61-90	>90

	(in thousands)
Unsecured short-term consumer loans*:
March 31, 2014	$1,063	$1,949	$898	$3,411	$7,321	$4,067	$—	$11,388	$6,964	$—
Secured short-term consumer loans:
March 31, 2015	$1,314	$544	$374	$449	$2,681	$2,618	$—	$5,299	$816	$—
March 31, 2014	1,424	736	757	1,184	4,101	3,858	—	7,959	1,814	—
September 30, 2014	2,196	823	448	412	3,879	4,294	—	8,173	1,049	—
Unsecured long-term consumer loans:
March 31, 2015
Performing Loans	$9,536	$4,133	$1,813	$834	$16,316	$105,524	$1,110	$122,950	$6,092	$834
Non-Performing Loans	1,092	1,801	1,813	32,611	37,317	1,312	—	38,629	38,629	—
	$10,628	$5,934	$3,626	$33,445	$53,633	$106,836	$1,110	$161,579	$44,721	$834
March 31, 2014
Performing Loans	$5,351	$2,922	$3,025	$1,310	$12,608	$108,076	$1,747	$122,431	$6,034	$1,310
Non-Performing Loans	443	430	593	18,014	19,480	1,451	—	20,931	20,931	—
	$5,794	$3,352	$3,618	$19,324	$32,088	$109,527	$1,747	$143,362	$26,965	$1,310
September 30, 2014
Performing Loans	$4,942	$3,546	$2,035	$1,600	$12,123	$116,870	$2,230	$131,223	$6,450	$1,600
Non-Performing Loans	1,854	907	884	25,674	29,319	2,318	—	31,637	31,637	—
	$6,796	$4,453	$2,919	$27,274	$41,442	$119,188	$2,230	$162,860	$38,087	$1,600
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
NOTE 14: FAIR VALUE MEASUREMENTS
Recurring Fair Value Measurements
In accordance with FASB ASC 820-10, Fair Value Measurements and Disclosures, our assets and liabilities which are carried at fair value are classified in one of the following three categories:
Level 1 — Quoted market prices in active markets for identical assets or liabilities
Level 2 — Other observable market-based inputs or unobservable inputs that are corroborated by market data
Level 3 — Unobservable inputs that are not corroborated by market data

The tables below present our financial assets (liabilities) that are measured at fair value on a recurring basis in our condensed consolidated balance sheets as of March 31, 2015 and 2014 and September 30, 2014:

	March 31, 2015	Fair Value Measurements Using
Financial assets (liabilities)		Level 1	Level 2	Level 3

	(in thousands)
Foreign currency forwards	$8,563	$—	$8,563	$—
Holding period adjustment	132	—	132	—
Cash Convertible Notes hedges	27,215	—	27,215	—
Contingent consideration	(2,914)	—	—	(2,914)
Cash Convertible Notes embedded derivative	(27,215)	—	(27,215)	—
Net financial assets (liabilities)	$5,781	$—	$8,695	$(2,914)

	March 31, 2014	Fair Value Measurements Using
Financial assets (liabilities)		Level 1	Level 2	Level 3

	(in thousands)
Marketable equity securities	$2,727	$2,727	$—	$—
Foreign currency forwards	1,621	—	1,621	—
Contingent consideration	(3,594)	—	—	(3,594)
Net financial assets (liabilities)	$754	$2,727	$1,621	$(3,594)

	September 30, 2014	Fair Value Measurements Using
Financial (liabilities) assets		Level 1	Level 2	Level 3

	(in thousands)
Foreign currency forwards	$1,152	$—	$1,152	$—
Cash Convertible Notes hedges	36,994	—	36,994	—
Contingent consideration	(3,758)	—	—	(3,758)
Cash Convertible Notes embedded derivative	(36,994)	—	(36,994)	—
Net financial (liabilities) assets	$(2,606)	$—	$1,152	$(3,758)
Grupo Finmart measured the value of the foreign currency forwards using Level 2 inputs such as estimations of expected cash flows, appropriately risk-adjusted discount rates and other available observable inputs (term of the forward, notional amount, discount rates based on local and foreign rate curves and a credit value adjustment to consider the likelihood of nonperformance). Forward contracts are recorded in the condensed consolidated balance sheets under "Other assets, net" and "Deferred gains and other long-term liabilities."
We measured the fair value of the Holding Period Adjustment using an option pricing model based on observable Level 1 and Level 2 inputs such as implied volatility, risk free interest rate and other factors. The Holding Period Adjustment is recorded in the condensed consolidated balance sheets under "Other assets, net."
We measured the fair value of the Cash Convertible Notes Hedges and the Cash Convertible Notes Embedded Derivative using an option pricing model based on observable Level 1 and Level 2 inputs such as implied volatility, risk free interest rate and other factors. The Cash Convertible Notes Hedges are recorded in the condensed consolidated balance sheets under "Other assets, net." The Cash Convertible Notes Embedded Derivative is recorded in the condensed consolidated balance sheets under "Long-term debt, less current maturities."
We used an income approach to measure the fair value of the contingent consideration using a risk-weighted discounted cash flow approach. Some of the significant inputs used for the valuation are not observable in the market and are thus Level 3 inputs. Contingent consideration is recorded in the condensed consolidated balance sheets under "Other current liabilities" and "Deferred gains and other long-term liabilities." Significant increases or decreases in the underlying assumptions used to value the contingent consideration could significantly increases or decrease the fair value estimates recorded in the condensed consolidated balance sheets.

We measured the fair value of our marketable equity securities using Level 1 inputs. These assets were publicly traded equity securities for which market prices were readily available. Marketable equity securities are recorded in the condensed consolidated balance sheets under "Other assets, net." We sold all marketable equity securities during fiscal 2014.
There were no transfers in or out of Level 1 or Level 2 for financial assets or liabilities measured at fair value on a recurring basis during the periods presented.

Financial Assets, Temporary Equity and Liabilities Not Measured at Fair Value
The tables below present our financial assets, temporary equity and liabilities that are not measured at fair value on a recurring basis in our condensed consolidated balance sheets as of March 31, 2015 and 2014 and September 30, 2014:

	Carrying Value		Estimated Fair Value
	March 31, 2015		March 31, 2015	Fair Value Measurement Using
				Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$138,173		$138,173	$138,173	$—	$—
Restricted cash	47,909		47,909	47,909	—	—
Pawn loans	127,929		127,929	—	—	127,929
Consumer loans, net	55,529		56,491	—	—	56,491
Pawn service charges receivable, net	24,909		24,909	—	—	24,909
Consumer loan fees and interest receivable, net	13,063		13,063	—	—	13,063
Restricted cash, non-current	2,880		2,880	2,880	—	—
Non-current consumer loans, net	79,860		81,936	—	—	81,936
Total	$490,252		$493,290	$188,962	$—	$304,328

Temporary equity:
Common Stock, subject to possible redemption	$11,696		$11,049	$—	$—	$11,049
Redeemable noncontrolling interest	16,827		43,048	—	—	43,048
Total	$28,523		$54,097	$—	$—	$54,097

Financial liabilities:
2.125% cash convertible senior notes due 2019	$189,724		$195,233	$—	$195,233	$—
Foreign currency debt	22,177	*	24,213	—	24,213	—
Consumer loans facility due 2019	47,826		46,982	—	46,982	—
Foreign currency unsecured notes	18,350	*	18,550	—	18,550	—
Foreign currency secured notes	22,438	*	25,650	—	25,650	—
Secured notes consolidated from VIEs	100,134	*	97,712	—	97,712	—
Total	$400,649		$408,340	$—	$408,340	$—
* Portions of these amounts are included under "Current maturities of long-term debt" and "Long-term debt, less current maturities" in our condensed consolidated balance sheets.

	Carrying Value		Estimated Fair Value
	March 31, 2014		March 31, 2014	Fair Value Measurement Using
				Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$32,328		$32,328	$32,328	$—	$—
Restricted cash	27,244		27,244	27,244	—	—
Pawn loans	128,683		128,683	—	—	128,683
Consumer loans, net	57,447		57,976	—	—	57,976
Pawn service charges receivable, net	24,733		24,733	—	—	24,733
Consumer loan fees and interest receivable, net	15,870		15,870	—	—	15,870
Restricted cash, non-current	3,309		3,309	3,309	—	—
Non-current consumer loans, net	83,325		84,658	—	—	84,658
Total	$372,939		$374,801	$62,881	$—	$311,920

Temporary equity:
Redeemable noncontrolling interest	$43,717		$51,129	$—	$—	$51,129

Financial liabilities:
Domestic line of credit	$83,000		$83,000	$—	$83,000	$—
Foreign currency debt	30,013	*	29,794	—	29,794	—
Consumer loans facility due 2019	55,715		55,842	55,842	—	—
Foreign currency unsecured notes	38,072	*	36,603	28,474	8,129	—
Foreign currency secured notes	21,682	*	22,182	—	22,182	—
Secured notes consolidated from VIEs	16,786	*	16,860	—	16,860	—
Total	$245,268		$244,281	$84,316	$159,965	$—
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
Cash and cash equivalents and restricted cash bear interest at market rates and have maturities of less than 90 days, as applicable. Based on the short-term nature of these assets we estimate that their carrying value approximates fair value.
The maximum U.S. pawn loan term ranges between 30 and 120 days, with an additional grace period between 0 and 90 days. The maximum Mexico pawn loan term is 30 days, with an additional grace period up to 10 days. Significant increases or decreases in the underlying assumptions used to value the pawn loans could significantly increase or decrease the fair value estimates disclosed above. Based on the short-term collateralized nature of these assets we estimate that their carrying value approximates fair value.
Consumer loans, including long-term unsecured consumer loans made by Grupo Finmart, are carried in the condensed consolidated balance sheets net of the allowance for estimated loan losses, which is based on recent loan default experience adjusted for seasonal variations. Consumer loans, other than those made by Grupo Finmart, have relatively short maturity periods that are generally less than 12 months; therefore, we estimate that their carrying value approximates fair value. Consumer loans made by Grupo Finmart have an average stated term of approximately 30 months. We estimated the fair value of the Grupo Finmart consumer loans by applying an income approach (the present value of future cash flows). Key assumptions include an annualized probability of default as well as a discount rate based on the funding rate plus the portfolio liquidity risk. Significant increases or decreases in the underlying assumptions used to value the consumer loans could significantly increase or decrease the fair value estimates disclosed above.

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
Consumer loan fees and interest receivable are carried net of the allowance for uncollectible consumer loan fees and interest receivable, which is based on recent loan default experience adjusted for seasonal variations and collection percentages. Based on the short-term nature of these assets we estimate that their carrying value approximates fair value. Significant increases or decreases in the underlying assumptions used to value the consumer loan fees and interest receivable could significantly increase or decrease the fair value estimates disclosed above.
The fair value of the redeemable noncontrolling interest was estimated by applying an income approach. This fair value measurement is based on significant Level 3 inputs that are not observable in the market. Key assumptions include discount rates ranging from 5% to 10%, representing discounts for lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest. Significant increases or decreases in the underlying assumptions used to value the redeemable noncontrolling interest could significantly increase or decrease the fair value estimates disclosed above.
The fair value of the Common Stock, subject to possible redemption was estimated by applying an income approach. This fair value measurement is based on significant Level 3 inputs that are not observable in the market. Key assumptions include a discount rate of 7%, which approximated the Company’s incremental borrowing rate. Significant increases or decreases in the underlying assumptions used to value the Common Stock, subject to possible redemption could significantly increase or decrease the fair value estimates disclosed above.
We measured the fair value of our 2.125% cash convertible senior notes due 2019 and the embedded derivative as of March 31, 2015 using quoted price inputs from Bloomberg. The 2.125% cash convertible senior notes due 2019 and the embedded derivative are not actively traded and thus the price inputs represent a Level 2 measurement. There was a change in the valuation technique we used to measure our 2.125% cash convertible senior notes due 2019 and the embedded derivative during the quarter ended March 31, 2015 as we believe the quoted price inputs obtained from Bloomberg more accurately represent the fair value of our 2.125% cash convertible senior notes due 2019 and the embedded derivative. As the 2.125% cash convertible senior notes due 2019 and the embedded derivative are not actively traded, the quoted price inputs obtained from Bloomberg are highly variable from day to day and thus could significantly increase or decrease the fair value estimates disclosed above.
We measured the fair value of our 2.125% cash convertible senior notes due 2019 and the embedded derivative using an income approach as of September 30, 2014. The fair value was based on the carrying value of the Cash Convertible Notes accreting to the $230.0 million redemption value using a discount rate of 7%, which approximated the Company’s incremental borrowing rate for a similar debt instrument (without the cash conversion feature) as of the date of issuance and thus utilizes Level 2 inputs.
Fair value measurements for our domestic line of credit were calculated using discount rates based on an estimated senior secured spread plus term matched risk-free rates as of the valuation dates.
We utilize credit quality-related zero rate curves, quoted price and yield inputs for Mexican Pesos built by a price vendor authorized by the Comisión Nacional Bancaria y de Valores to determine the fair value measurements of the remaining financial liabilities that are classified as Level 2 measurements. For financial liability fair value measurements that are classified as Level 1 measurements, we utilized quoted price and yield inputs from Bloomberg and a price vendor authorized by the Comisión Nacional Bancaria y de Valores.
See Note 5 for discussion of the fair value of our investment in unconsolidated affiliate.
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
Whenever hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on our condensed consolidated balance sheets and recognize any gains and losses currently in accumulated other comprehensive income attributable to any repaid portion of the hedged item in addition to any subsequent changes in the fair value of the derivative under "Other expense" in our condensed consolidated statements of operations. We amortize the gains and losses currently in accumulated other comprehensive income attributable to any remaining outstanding portion of the hedged item to earnings under "Other expense" in our condensed consolidated statements of operations over the remaining term of the outstanding hedged item.
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
The following tables set forth certain information regarding our derivative instruments discontinued as cash flow hedging instruments:

		Fair Value of Derivative Instruments
Derivative Instrument	Balance Sheet Location	March 31, 2015	March 31, 2014	September 30, 2014

		(in thousands)
Foreign currency forwards	Receivables, prepaid expenses and other current assets	$2,530	$1,621	$2,420

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives
	Three Months Ended March 31,		Six Months Ended March 31,
Derivative Instrument	2015	2014	2015	2014

	(in thousands)
Foreign currency forwards	$—	$326	$—	$672

		Amount of Loss on Derivatives Reclassified into Income from Accumulated Other Comprehensive Income
		Three Months Ended March 31,		Six Months Ended March 31,
Derivative Instrument	Income Statement Location	2015	2014	2015	2014

		(in thousands)
Foreign currency forwards	Other expense	$35	$297	$387	$542
Derivative Instruments Not Designated as Hedging Instruments
During the six-month periods ended March 31, 2015 and 2014 and the fiscal year ended September 30, 2014, Grupo Finmart entered into a cross currency forward contract in connection with the formation of the VIEs and the related transfers of certain loans as described in Note 17. The Company guarantees the future cash outflows of the forward contract, which is included in the Company’s consolidated balance sheets and adjusted to fair value each reporting period through earnings.
As described in Note 7, in June 2014 we issued and settled $200.0 million aggregate principal amount of Cash Convertible Notes. We granted the initial purchasers the option to purchase up to an additional $30.0 million aggregate principal amount of Cash Convertible Notes. On June 27, 2014, such option was exercised in full. On July 2, 2014, the purchase of the additional $30.0 million of Cash Convertible Notes was settled. The conversion feature of the Cash Convertible Notes can only be settled in cash and is required to be bifurcated from the Cash Convertible Notes and treated as a separate derivative instrument. In order to offset the cash flow risk associated with the Cash Convertible Notes Embedded Derivative, we purchased Cash Convertible Notes Hedges, which are accounted for as derivative instruments. The Cash Convertible Notes Embedded Derivative and the Cash Convertible Notes Hedges are adjusted to fair value each reporting period and unrealized gains and losses are reflected in the condensed consolidated statements of operations. We expect that the realized gain or loss from the Cash Convertible Notes Hedges will substantially offset the realized loss or gain of the Cash Convertible Notes Embedded Derivative upon maturity of the Cash Convertible Notes. See Note 14 for additional information regarding the fair values of the Cash Convertible Notes Embedded Derivative and the Cash Convertible Notes Hedges.
The following tables set forth certain information regarding our derivative instruments not designated as hedging instruments:

		Fair Value Asset (Liability) of Derivative Instruments
Derivative Instrument	Balance Sheet Location	March 31, 2015	March 31, 2014	September 30, 2014

		(in thousands)
Foreign currency forwards	Receivables, prepaid expenses and other current assets	$8,563	$—	$1,152
Cash Convertible Notes hedges	Other assets, net	27,215	—	36,994
Cash Convertible Notes embedded derivative	Long-term debt, less current maturities	(27,215)	—	(36,994)

		Amount of Unrealized Gain (Loss) on Derivatives
		Three Months Ended March 31,		Six Months Ended March 31,
Derivative Instrument	Income Statement Location	2015	2014	2015	2014

		(in thousands)
Foreign currency forwards	Other expense	$749	$—	$7,411	$—

NOTE 16: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Condensed Consolidated Balance Sheet Information
The following table provides information on net amounts included in pawn service charges receivable, consumer loan fees and interest receivable, inventory, receivables, prepaid expenses and other current assets and property and equipment:

	March 31, 2015	March 31, 2014	September 30, 2014

	(in thousands)
Pawn service charges receivable, net:
Gross pawn service charges receivable	$31,940	$31,840	$41,351
Allowance for uncollectible pawn service charges receivable	(7,031)	(7,107)	(10,307)
Total	$24,909	$24,733	$31,044

Consumer loan fees and interest receivable, net:
Gross consumer loan fees and interest receivable	$28,595	$22,905	$26,332
Allowance for uncollectible consumer loan fees and interest receivable	(15,532)	(7,035)	(13,685)
Total	$13,063	$15,870	$12,647

Inventory, net:
Inventory, gross	$124,188	$135,100	$154,218
Inventory reserves	(8,044)	(7,006)	(16,043)
Total	$116,144	$128,094	$138,175

Property and equipment, net:
Property and equipment, gross	$245,458	$229,369	$237,183
Accumulated depreciation	(143,206)	(117,950)	(131,283)
Total	$102,252	$111,419	$105,900
During the quarter ended December 31, 2013, we sold seven U.S. pawn stores (three in Louisiana, two in Mississippi, one in Alabama and one in Florida) for $11.0 million, of which $10.0 million was paid in cash and $1.0 million with a 14% promissory note due on December 31, 2018. The carrying value of the stores' net assets amounted to $3.7 million, primarily consisting of $1.5 million of pawn loans, $1.9 million of inventory, and $0.4 million of pawn service charge receivable, offset by $0.1 million of assumed liabilities. During the quarter ended December 31, 2013 we realized a gain of $6.3 million, which is included under "Loss (gain) on sale or disposal of assets" in the condensed consolidated statements of operations. In addition, we recorded a deferred gain of $0.7 million.
During the quarter ended March 31, 2014, we settled the promissory note for $0.9 million and realized the net deferred gain of $0.6 million which is included in our condensed consolidated statements of operations for the three and six-month periods ended March 31, 2014.

NOTE 17: VARIABLE INTEREST ENTITIES
The Company performs ongoing qualitative assessments of VIEs it is involved with to determine if the Company has a controlling financial interest in the VIE and therefore is the VIE’s primary beneficiary. If it is determined to be the primary beneficiary, the Company consolidates the VIE in the Company’s Consolidated Financial Statements.
Consolidated Variable Interest Entities
During the year ended September 30, 2014 and the first quarter of fiscal 2015, Grupo Finmart participated in the formation of three VIEs that purchased Mexican Peso denominated long-term unsecured Mexican consumer loans originated by Grupo Finmart whose borrowers were Mexican government employees at the time of loan origination. Each VIE issued its notes to third party investors and used the related net proceeds to purchase the loans from Grupo Finmart at a premium over their principal amount. The creditors of the VIEs do not have recourse to the general credit of EZCORP, Inc. We consolidate these VIEs as we have the power to direct the activities that significantly affect each VIE’s economic performance and have the right to receive benefits or the obligation to absorb losses that could potentially be significant to each VIE.
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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $9.3 million and $2.0 million for the three-months ended March 31, 2015 and 2014, respectively and $19.9 million and $4.2 million for the six-months ended March 31, 2015 and 2014, respectively. Related expenses consisting primarily of interest expense, foreign exchange losses and consumer loan bad debt expense were $6.0 million and $0.7 million for the three-months ended March 31, 2015 and 2014, respectively $17.0 million and $1.4 million for the six-months ended March 31, 2015 and 2014, respectively. These amounts do not include intercompany transactions which are eliminated in our condensed consolidated financial statements.
See Non-recourse debt to EZCORP, Inc. in Note 7 for a description of debt and Derivative instruments discontinued as cash flow hedging instruments in Note 15 for a description of derivatives related to our consolidated VIEs, respectively.
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

	March 31, 2015	March 31, 2014	September 30, 2014

	(in thousands)
Consumer loans:
Cash collateral and other assets	$5,920	$9,941	$9,135
Expected LOC losses	2,650	2,460	4,708
Accounts payable	759	1,421	1,026
Maximum exposure for LOC losses*	19,799	25,943	29,502
* These amounts are not recorded in our condensed consolidated balance sheets. Of the total maximum exposure for LOC losses as of March 31, 2015 and 2014 and September 30, 2014, $5.9 million, $7.3 million and $7.8 million, respectively, was secured by titles to customers' automobiles.
NOTE 18: SUBSEQUENT EVENTS
We have analyzed our operations subsequent to March 31, 2015 to the date this Report is filed, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events described below.
Cash Converters International Limited
As of March 31, 2015, the fair value of our equity method investment in Cash Converters International was not below our recorded value; however, subsequent to March 31, 2015, the fair value of our investment in Cash Converters International fell below our recorded value. We note the following factors as key drivers in the subsequent-to-period-end decline in fair value:

•
On May 1, 2015, Cash Converters International released a quarterly update for the period ended March 31, 2015 noting a decline in its United Kingdom financial services performance due to Policy Statement 14/16 promulgated by the U.K. Financial Conduct Authority which became effective on January 2, 2015. The legislation provides regulatory guidance on high cost short-term credit rates. Cash Converters International stated that transition to these requirements was completed during the quarter ended March 31, 2015 and that it expects improve in its U.K. financial services performance going forward.

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

The fair value decline may be other-than-temporary in periods subsequent to March 31, 2015. We further estimate that our carrying value in Cash Converters International will exceed the fair value by approximately $29.4 million as of September 30, 2015 based upon the stock price and exchange rates as of that date, which may cause an other-than-temporary impairment in our investment in future reporting periods. In subsequent periods, we will consider the guidance in ASC 320-10-S99-1 and ASC 323-10-35 in evaluating whether the impairment is other-than-temporary and whether to measure and recognize any other-than-temporary impairment.
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
Of these costs and charges, $10.6 million has been recorded as expense in the third quarter of fiscal 2015, and we expect between $26.0 million and $32.0 million will be recorded as expense in the fourth quarter of fiscal 2015 and $10.6 million, the remaining amount, will be recognized as an expense in the first quarter of fiscal 2016.
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
We expect between $36.0 million and $40.0 million of these costs and charges will be recorded as an expense in the fourth quarter of fiscal 2015, while the remaining amount will be recorded as an expense in the first quarter of fiscal 2016.
Acquisitions
As of March 31, 2015, we owned 59% of the outstanding equity interest in our consolidated subsidiary Renueva Commercial S.A.P.I. de C.V. ("TUYO"). Effective April 1, 2015, we acquired all of the remaining equity interests in TUYO for $2.8 million in cash and a $0.3 million note payable over the next five years, and as of April 1, 2015, TUYO is a wholly-owned subsidiary. This transaction was treated as an equity transaction as required by ASC 810-10.

On August 17, 2015, we completed the acquisition of 13 pawn stores in Oregon and Arizona doing business under the "USA Pawn" brand. The aggregate purchase price was $12.3 million in cash. We have concluded that this acquisition was immaterial to our overall consolidated financial results and, therefore, have omitted the information required by ASC 805-10-50-2(h).
As of March 31, 2015 we owned 76% of the outstanding equity interest in our consolidated subsidiary Grupo Finmart. On August 31, 2015 we acquired an additional 18% of the ordinary shares outstanding of Grupo Finmart for $29.6 million of cash consideration, increasing our ownership percentage to 94%, with the remaining 6% held by minority shareholders. This transaction was treated as an equity transaction as required by ASC 810-10.
Event of Default and Election to Pay Additional Interest
Under the Indenture relating to our Cash Convertible Notes (see "2.125% Cash Convertible Senior Notes Due 2019" in Note 7), we are required to file with the Trustee our annual, quarterly and other periodic reports within 15 days after those reports are required to be filed with the Securities and Exchange Commission (the “SEC”). As previously disclosed, we did not timely file with the SEC or the Trustee our Quarterly Report on Form 10-Q for the period ended March 31, 2015 (the “Q2 Quarterly Report”) and, thus, were in default under the Indenture as of May 26, 2015. We notified the Trustee of such default on June 22, 2015, as required by the Indenture.
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
The Indenture provides that we may elect, as the sole and exclusive remedy for the Event of Default during the first 180 days after the occurrence of the Event of Default, to pay additional interest on the Cash Convertible Notes at a rate equal to 0.50% per annum of the principal amount of the Notes (the “Additional Interest”). We elected to pay such Additional Interest and notified the Trustee of such election, and the Trustee notified the holders of Cash Convertible Notes, all in accordance with the terms of the Indenture.
The Additional Interest will accrue on all outstanding Cash Convertible Notes from, and including, September 27, 2015 (the date on which the Event of Default occurred) to the earlier of (a) the date on which the Event of Default is cured or waived or (b) March 24, 2016 (the 180th day from and after the date on which the Event of Default occurred). The Additional Interest will be payable in the same manner and on the same dates as the stated interest payable on the Cash Convertible Notes.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in “Part II, Item 1A — Risk Factors” of this Report and "Part I, Item 1A — Risk Factors" of the Amended FY14 Annual Report. See also "Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results."
The information in this Report pertaining to the second quarter and first six months of fiscal 2014 (ended March 31, 2014) and as of September 30, 2014 reflects the restated financial statements for such periods, as set forth in the Amended FY14 Annual Report. The information in this Report pertaining to the first six months of fiscal 2015 reflects the restated financial statements for the first quarter of fiscal 2015, as set forth in the Amended Q115 Quarterly Report. See the Explanatory Note preceding Part I of this Report.
Overview of Operations
EZCORP is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of specialty consumer financial services. With approximately 7,100 teammates and 1,350 locations and branches, we provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term and long-term consumer loans including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans, or fee-based credit services to customers seeking loans in the United States, Mexico and Canada. Subsequent to March 31, 2015, we discontinued our consumer loan operations in the United States.
We own a 76% interest in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart" doing business under the names "Crediamigo" and "Adex"), a payroll withholding lender headquartered in Mexico City; and as of March 31, 2015, a 59% interest in Renueva Commercial S.A.P.I. de C.V. ("TUYO"), a company headquartered in Mexico City that owns and operates buy/sell stores in Mexico City and the surrounding metropolitan area. Effective April 1, 2015, we acquired the remaining 41% interest in TUYO for $2.8 million in cash and a $0.3 million note payable over the next five years. Since that date, TUYO has been a wholly owned subsidiary.
As of March 31, 2015, we operated a total of 1,350 locations, consisting of:

•	512 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);

•	480 U.S. financial services stores (operating primarily as EZMONEY);

•	241 Mexico pawn stores (operating as Empeño Fácil);

•	50 Grupo Finmart financial services branches in Mexico (operating as Crediamigo or Adex);

•	25 Canada financial services stores (operating as CASHMAX);

•	21 Mexico buy/sell stores (operating as TUYO or Cash Converters);

•	14 Canada buy/sell and financial services stores (operating as Cash Converters); and

•	7 U.S. buy/sell stores (operating as Cash Converters).
We own approximately 32% of Cash Converters International Limited, based in Australia, which franchises and operates a worldwide network of over 750 locations that provide financial services and buy and sell second-hand goods.
We have completed the acquisition of 13 additional U.S. pawn stores subsequent to March 31, 2015. We intend to continue to pursue accretive acquisitions.
Our business consists of three reportable segments:

•	U.S. & Canada — All business activities in the United States and Canada

•	Latin America — All business activities in Mexico and other parts of Latin America

•	Other International — Our equity interest in the net income of Cash Converters International

The following tables present store data by segment:

	Three Months Ended March 31, 2015
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,054	314	—	1,368	4
De novo	2	—	—	2	—
Acquired	12	—	—	12	—
Sold, combined or closed	(30)	(2)	—	(32)	(2)
End of period	1,038	312	—	1,350	2

	Three Months Ended March 31, 2014
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,028	316	—	1,344	6
De novo	9	2	—	11	—
Sold, combined or closed	—	—	—	—	(1)
End of period	1,037	318	—	1,355	5

	Six Months Ended March 31, 2015
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,044	314	—	1,358	5
De novo	12	3	—	15	—
Acquired	12	—	—	12	—
Sold, combined or closed	(30)	(5)	—	(35)	(3)
End of period	1,038	312	—	1,350	2

	Six Months Ended March 31, 2014
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,030	312	—	1,342	8
De novo	14	6	—	20	—
Sold, combined or closed	(7)	—	—	(7)	(3)
End of period	1,037	318	—	1,355	5
Pawn Activities
At our pawn stores, we offer secured loans, which are typically small, non-recourse loans collateralized by tangible personal property. As of March 31, 2015, we had an aggregate pawn loan principal balance of $127.9 million. We earn pawn service charge revenue on our pawn loans. During the quarter ended March 31, 2015, pawn service charges accounted for approximately 25% of our total revenues and 42% of our net revenues. During the six-months ended March 31, 2015, pawn service charges accounted for approximately 25% of our total revenues and 43% of our net revenues.

While allowable service charges vary by state and loan size, most of our U.S. pawn loans earn 20% per month. The total U.S. pawn loan primary term ranges between 30 and 120 days, with an additional grace period between 0 and 90 days. Individual loans vary depending on the valuation of each item pawned, but typically average approximately $99 to $112.
In Mexico, pawn service charges range from 12% to 21% per month, including applicable taxes, averaging approximately 16% per month. The total Mexico pawn loan primary term is 30 days, with an additional grace period up to 10 days. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically average approximately U.S. $61 to $72.
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
Our inventory is stated at the lower of cost or market. We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 6.5% of gross inventory as of March 31, 2015, compared to 5.2% as of March 31, 2014 and 10.4% as of September 30, 2014. The increase in valuation allowance from the same prior-year period is reflective of periodic analyses conducted to value the inventory based on aging, profitability, sell-through rates and shrink in each classification, including jewelry and general merchandise. We experienced a decrease in aged inventory from the prior year end and an associated increase in margin compression associated with its disposition. The net result on the overall valuation allowance was a decrease from the period year end.
Consumer Loan Activities
Outside of Texas, we earn loan fee revenue on our consumer loans. As of March 31, 2015, we offered single-payment unsecured consumer loans in 125 U.S. financial services stores, two U.S. pawn stores and 39 Canadian financial services stores. The average single-payment loan amount was approximately $400 to $505 and the term is generally less than 30 days, averaging approximately 15 to 25 days. We typically charge a fee of 10% to 18% of the loan amount. In 120 of our U.S. financial services stores, we offer multiple-payment unsecured consumer loans. These loans carry a term of up to seven months with a series of equal installment payments including principal amortization due monthly, semi-monthly or on the customers' paydays. Total interest and fees on these loans vary in accordance with state law, local ordinances and loan terms, but over the entire loan term total approximately 45% to 175% of the original principal amount of the loan. Multiple-payment loan principal amounts range from $100 to $3,500, but average approximately $555 to $575.
As of March 31, 2015, we offered credit services to customers seeking consumer loans from unaffiliated lenders in 274 U.S. financial services stores and two U.S. pawn stores. In these locations, we act as a credit services organization ("CSO") on behalf of customers in accordance with applicable state and local laws. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers may obtain different types of consumer loans from the unaffiliated lenders. For credit services in connection with arranging a single-payment loan (average loan amount of approximately $525 to $550), our fee is approximately 22% to 44% of the loan amount. For credit services in connection with arranging an unsecured multiple-payment loan (average loan amount of approximately $850 to $930), our fee is 175% of the initial loan amount. For credit services in connection with arranging single-payment auto title loans (average loan amount of approximately $1,230 to $1,280), the fee is up to 30% of the loan amount. We also assist customers in obtaining longer term multiple-payment auto title loans from unaffiliated lenders. Multiple-payment auto title loans typically carry terms of five months with up to ten equal installments. Multiple-payment auto title loan principal amounts range from $150 to $10,000, but average approximately $960 to $1,310; and we earn a fee of 45% to 150% of the initial loan amount.
As of March 31, 2015, 444 of our U.S. financial services stores and two of our U.S. pawn stores offered auto title loans or, in Texas, credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $50 to $20,000, but average approximately $1,040 to $1,075. We earn a fee of 9% to 30% of auto title loan amounts. In Texas, we assist customers in obtaining multiple-payment auto title loans from unaffiliated lenders. These loans typically carry terms of five months with up to ten equal installments. Principal amounts range from $150 to $10,000, but average approximately $960 to $1,310; and we earn a fee of 45% to 150% of the initial loan amount.

In Mexico, Grupo Finmart offers multiple-payment consumer loans that are collected through payroll deductions. The average loan originated during the three months ended March 31, 2015 was approximately $1,400 to $1,480 with a stated term of 30 months. Stated interest rates approximate 72% annually.
Subsequent to March 31, 2015, we discontinued our consumer loan operations in the United States.
International Growth
Within our Mexican consumer loan business, we anticipate Grupo Finmart will continue to sign new contracts with federal, state and local governments as well as further penetrate the existing contracts. As of March 31, 2015, our lending penetration into the booked contracts was approximately 4%, which indicates further growth opportunities. In addition, we are seeking to diversify our product offerings to this customer base. We expect to continue to obtain local financing to fund Grupo Finmart’s lending growth, and we anticipate this financing will continue to be non-recourse to EZCORP.
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
Regulatory Developments
The Consumer Financial Protection Bureau has published proposals for payday, installment and auto title lending
In March 2015, the CFPB published certain proposals for regulating the types of loans that we currently offer in our U.S. Financial Services business, including payday loans, installment loans and auto title loans (the "CFPB Proposals"). The CFPB Proposals offer two different approaches for lenders — one based on "prevention" (which requires lenders to perform a debt-to-income and repayment analysis of the consumer to ensure that the consumer can afford the loan and repay it without incurring increasing costs), and the other based on "protection" (which would restrict the credit terms that lenders may offer to customers). The CFPB Proposals cover short-term loans (loans with a term of 45 days or less) and longer term loans where the APR exceeds 36%, where the lender has access to a deposit account or paycheck or where the loan is secured by the customer's vehicle.

•
Prevention — Under the prevention approach, a lender would be required to verify income, major financial obligations, borrowing history and living expenses during the loan term and the 60 days following and determine whether the customer will have enough remaining income to repay the loan without reborrowing. In order to make a second or third loan within 60 days of any previous loan, the lender must conduct the ability-to-repay assessment and document improved financial condition. The lender would be required to enforce a 60-day "cooling off" period after the third loan sequence (generally, an original loan or a renewal or rollover of a loan by any lender). A consumer may only have one short-term loan from any lender outstanding at any time.

•
Protection — Under the protection approach for short-term loans, the lender is not required to assess ability to repay, but is required to verify income and borrowing history. A consumer may only have one short-term loan from any lender outstanding at any time. The consumer may have no more than three loans within a period of 60 days, and in each rolling 12-month period, the consumer may not have more than six short-term loans and may not be indebted more than 90 days in the aggregate. Under the protection approach, the loan amount may not be more than $500 and the term may not be more than 45 days. Only one finance charge may be collected per period, and no vehicles may be taken as collateral. The terms and conditions of the loan must provide for either the amortization of the principal by thirds over three loan sequences or a no-cost extended payment plan.

Under the protection approach for longer term loans, the lender is not required to assess ability to repay, but is required to verify income and borrowing history. There is a maximum interest rate, a maximum loan amount and a minimum amortization period. A consumer may only have one longer term loan from any lender outstanding at any time, and the lender may only provide two loans within a six-month period. Alternatively, the loan payment may not exceed 5% of the consumer's gross income for the payment period, a consumer may only have one longer term loan from any lender outstanding at any given time, and the lender may provide only two loans within a 12-month period.
The CFPB Proposals would also require lenders to provide advance three-day written notice prior to each attempt to collect payment from the customer's checking, savings or prepaid account and would require lenders to obtain new payment authorization after two consecutive failed payment attempts.
The CFPB Proposals are in the early stages of the rulemaking process, and any final rules based on these proposals could be different from the CFPB Proposals. Consequently, it is not possible at the present time to accurately assess the impact of the CFPB final rules on our U.S. Financial Services business. However, if the CFPB Proposals were to be enacted as final rules in their current form, we would expect that the profitability, and perhaps the viability, of our U.S. Financial Services business as we currently conduct it would be adversely affected. The effective date for implementation of new rules based on the CFPB Proposals is not known at this time, although it is not expected to be before 2017.
As stated in the CFPB Proposals, the CFPB is not currently considering proposals that would impose new federal regulatory requirements on certain categories of loans, including non-recourse pawn loans with a contractual duration of 45 days or less where the lender takes possession of the collateral.
Subsequent to March 31, 2015, we discontinued our consumer loan operations in the United States.
Certain Accounting Matters
Critical Accounting Policies
Subsequent to our Amended FY14 Annual Report, we adopted one new critical accounting policy related to our Class A Non-voting Common Stock, subject to possible redemption, that was issued in connection with our acquisition of 12 pawn stores operating under the "Cash Pawn" brand that occur on February 19, 2015 as described in Note 3 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
Recently Adopted Accounting Pronouncements
Common Stock, Subject to Possible Redemption
We account for shares subject to possible redemption in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 480 Distinguishing Liabilities from Equity. Under this standard, shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value and conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The EZCORP common stock subject to possible redemption features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly as of March 31, 2015, the shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.
Recently Issued Accounting Pronouncements
In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires reporting entities to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Measurement period adjustments were previously required to be retrospectively adjusted as of the acquisition date. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity should apply the amendment prospectively. We do not anticipate that the adoption of ASU 2015-16 will have a material effect on our financial position, results of operations or cash flows.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires reporting entities measuring inventories under the first-in, first-out or average cost methods to measure inventory at the lower of cost or net realizable value, where net realizable value is "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." Inventory was previously required to be measured at the lower of cost or market value, where the measurement of market value had several potential outcomes. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted provided that presentation is applied to the beginning of the fiscal year of adoption. A reporting entity may apply the amendment prospectively. We have not completed the process of evaluating the impact that will result from adopting ASU 2015-11. Therefore we are unable to disclose the impact that adopting ASU 2015-11 will have on our financial position, results of operations and cash flows when such statement is adopted.
In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendment prospectively or retrospectively. We do not anticipate that the adoption of ASU 2015-05 will have a material effect on our financial position, results of operations or cash flows.
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires reporting entities to record costs paid to third parties that are directly related to issuing debt, and that otherwise would not be incurred, as a deduction to the corresponding debt for presentation purposes. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. A reporting entity must apply the amendment retrospectively, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The adoption of ASU 2015-03 as of March 31, 2015 would have resulted in the reclassification of unamortized debt issuance costs of $11.4 million, $7.7 million and $15.1 million as of March 31, 2015 and 2014 and September 30, 2014, respectively, from intangible assets, net to long-term debt within the condensed consolidated balance sheets. Other than this reclassification, the adoption of ASU 2015-03 would not have an impact on our financial position, results of operations or cash flows.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, provided that presentation is applied to the beginning of the fiscal year of adoption. A reporting entity may apply the amendment retrospectively or using a modified retrospective approach. We do not anticipate that the adoption of ASU 2015-02 will have a material effect on our financial position, results of operations or cash flows.
In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815): Determining Whether a Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. This ASU requires reporting entities to determine the nature of a hybrid financial instrument host contract by considering all stated and implied substantive terms and features of the hybrid financial instrument, weighing each term and feature on the basis of relevant facts and circumstances. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, provided that presentation is applied to the beginning of the fiscal year of adoption. We do not anticipate that the adoption of ASU 2014-16 will have a material effect on our financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) to defer the effective date to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. We have not completed the process of evaluating the impact that will result from adopting ASU 2014-09. Therefore we are unable to disclose the impact that adopting ASU 2014-09 will have on our financial position, results of operations and cash flows when such statement is adopted.
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
Non-GAAP Financial Information
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
Constant currency results reported herein are calculated by translating condensed consolidated balance sheet and condensed consolidated statement of operations items denominated in Mexican pesos to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations. For condensed consolidated balance sheet items, the end of period rate at March 31, 2014 of 13.1 to 1 was used, compared to the end of period rate at March 31, 2015 of 15.2 to 1. For condensed consolidated statement of operations items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior year three and six-month periods ended March 31, 2014 was 13.2 to 1 and 13.1 to 1, respectively, as compared to the current three and six-month periods ended March 31, 2015 rates of 14.9 to 1 and 14.4 to 1, respectively.

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
Summary Financial Data
The following table presents selected summary financial data for our three-month periods ended March 31, 2015 and 2014 (the "current quarter" and "prior-year quarter," respectively). This table, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes.

	Three Months Ended March 31,		Percentage Change
	2015	2014

	(in thousands)
Revenues:
Merchandise sales	$107,852	$103,454	4%
Jewelry scrapping sales	18,399	26,193	(30)%
Pawn service charges	59,470	59,162	1%
Consumer loan fees and interest	54,441	54,777	(1)%
Other revenues	1,195	1,545	(23)%
Total revenues	241,357	245,131	(2)%
Merchandise cost of goods sold	72,492	64,223	13%
Jewelry scrapping cost of goods sold	14,354	20,111	(29)%
Consumer loan bad debt	12,106	10,876	11%
Net revenues	142,405	149,921	(5)%
Income from continuing operations, net of tax	3,201	5,223	(39)%
Loss from discontinued operations, net of tax	(2,764)	(634)	*
Net (loss) income	437	4,589	*
Net loss from continuing operations attributable to redeemable noncontrolling interest	(906)	(1,553)	(42)%
Net income attributable to EZCORP	$1,343	$6,142	(78)%

Net earning assets:
Pawn loans	$127,929	$128,683	(1)%
Consumer loans, net	55,529	57,447	(3)%
Inventory, net	116,144	128,094	(9)%
Non-current consumer loans, net	79,860	83,325	(4)%
Consumer loans outstanding with unaffiliated lenders**	15,292	22,234	(31)%
Total net earning assets	$394,754	$419,783	(6)%

* Represents an increase or decrease in excess of 100% or not meaningful.
** Consumer loans outstanding with unaffiliated lenders "CSO loans" are not recorded in our condensed consolidated balance sheets.
Income from continuing operations, net of tax, decreased $2.0 million from the prior-year quarter to $3.2 million in the current quarter. This decrease was primarily due to a $7.5 million decrease in net revenues, a $4.8 million increase in interest, net, and a decrease of $4.2 million in equity in net income of unconsolidated affiliates from the prior-year quarter to a loss of $3.7 million in the current quarter, partially offset by a $8.4 million decrease in operating expenses, a $7.9 million decrease in impairment on investments and a $0.5 million increase in income tax expense.
The $7.5 million decrease in net revenues was primarily attributable to:

•	A $3.9 million decrease in merchandise sales gross profit primarily as we increased our efforts to reshape our inventory profile and improve the velocity of our inventory turns;

•	A $2.0 million decrease in jewelry scrapping sales gross profit primarily due to a decrease in proceeds realized per gram of gold jewelry scrapped coupled with a decrease in gold volume;

•	A $0.4 million decrease in other revenues;

•	Partially offset by a $0.3 million increase in revenue related to consumer loan fees and interest.

The decrease in operating expenses of $8.4 million was primarily due to a $9.1 million decrease in administrative expense, attributable mainly to a one-time retirement benefit accrual for our long-time Executive Chairman of $8.0 million in the prior-year quarter in addition to a decrease in stock compensation due to grants forfeited as a result of turnover and no new grants issued in fiscal 2015.
The $4.8 million increase in net interest expense was primarily due to $2.0 million of debt discount amortization in the current quarter pertaining to our 2.125% cash convertible senior notes due 2019 issued in June 2014, a $1.2 million one-time charge associated with interest payments made to the Internal Revenue Service pertaining to the audit of our fiscal 2010 return and an increase due to additional VIE debt outstanding in the current quarter from the prior-year quarter.
The decrease in impairment on investments of $7.9 million was due to the prior-year quarter impairment of our investment in Albemarle & Bond, which brought our carrying value of this investment to zero.
The decrease in equity in net income of unconsolidated affiliates of $4.2 million from the prior-year quarter to a loss of $3.7 million was primarily due to a one-time contract termination charge incurred by Cash Converters International in the current quarter.
Income tax expense increased $0.5 million primarily due to an increase in the effective tax rate.
Net earning assets including CSO loans were $394.8 million at quarter end, a 6% decrease from the prior-year quarter. On a constant currency basis, net earning assets including CSO loans decreased 4% from the prior-year quarter. This decrease was primarily due to regulatory changes in Texas ordinance cities. Furthermore, inventory decreased 9% from the prior-year quarter. On a constant currency basis, inventory decreased 10% from the prior-year quarter. This decrease was primarily due to our efforts to reduce our aged inventory profile. Inventory held by the Latin America segment decreased from $21.8 million at the end of the prior-year quarter to $17.3 million as of March 31, 2015.

U.S. & Canada
The following table presents selected summary financial data from continuing operations for the U.S. & Canada segment:

	Three Months Ended March 31,		Percentage Change
	2015	2014

	(in thousands)
Revenues:
Merchandise sales	$92,969	$89,937	3%
Jewelry scrapping sales	17,482	24,697	(29)%
Pawn service charges	52,317	52,154	—%
Consumer loan fees and interest	37,992	42,213	(10)%
Other revenues	922	1,098	(16)%
Total revenues	201,682	210,099	(4)%
Merchandise cost of goods sold	61,812	55,256	12%
Jewelry scrapping cost of goods sold	13,534	18,793	(28)%
Consumer loan bad debt	7,983	7,781	3%
Net revenues	118,353	128,269	(8)%
Segment expenses (income):
Operations	82,665	83,377	(1)%
Depreciation	4,538	4,275	6%
Amortization	58	100	(42)%
Loss (gain) on sale or disposal of assets	256	(537)	*
Interest expense	5	2	*
Interest income	(17)	(18)	(6)%
Other expense	7	—	*
Segment contribution	$30,841	$41,070	(25)%
Other data:
Gross margin on merchandise sales	34%	39%
Gross margin on jewelry scrapping sales	23%	24%
Gross margin on total sales	32%	35%
Net earning assets — continuing operations	$244,875	$258,498	(5)%
Average pawn loan balance per pawn store at period end	$216	$230	(6)%
Average monthly yield on pawn loan portfolio**	13.9%	13.5%
Pawn loan redemption rate	85%	85%
Consumer loan bad debt as a percentage of consumer loan fees	21%	18%

* Represents an increase or decrease in excess of 100% or not meaningful.
** Average monthly yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
U.S. & Canada segment total revenues decreased $8.4 million from the prior-year quarter to $201.7 million. Same-store total revenues decreased $11.4 million, or 5%, and new and acquired stores, net of closed stores contributed $3.0 million. The overall decrease in total revenues was primarily due to a $7.2 million decrease in jewelry scrapping sales and a $4.2 million decrease in consumer loan fees and interest, offset by a $3.2 million, or 2%, increase in merchandise sales and pawn service charges ("core pawn revenue") from the prior-year quarter.
In the current quarter we opened two de novo financial services locations, acquired 12 pawn locations, and closed 30 locations (consisting of two pawn locations and 28 financial services locations) bringing our total number of stores in the U.S. & Canada segment at the end of the current quarter to 1,038 compared to 1,037 at the end of the prior-year quarter.

Total merchandise sales increased $3.0 million, or 3%, from the prior-year quarter to $93.0 million. Same-store merchandise sales increased $0.7 million, or 1%, from the prior-year quarter, and new and acquired stores, net of closed stores contributed sales of $2.3 million. Gross margin on merchandise sales was 34% during the current quarter, down from 39% in the prior-year quarter, primarily as a result of our efforts to reshape our inventory profile and increase the velocity of inventory. General merchandise inventory held for a year or more turned 4.3 times compared to 2.6 times, on an annualized basis, in the prior-year quarter, and constituted 6% of our total general merchandise inventory at the end of the quarter versus 8% at the end of the prior-year quarter. Jewelry inventory held for a year or more turned 1.9 times compared to 0.7 times, on an annualized basis, in the prior-year quarter, and constituted 19% of total jewelry inventory at the end of the prior-year quarter. We expect continued downward pressure on retail gross margins through the remainder of this fiscal year as we continue to focus on reducing our aged inventory balances. Margins should improve over time as we sell through the aged inventory.
Gross profit on jewelry scrapping sales decreased $2.0 million, or 33%, from the prior-year quarter to $3.9 million. Gross profit on jewelry scrapping represented 3% of total net revenue, down from 5% in the prior-year quarter. Jewelry scrapping revenues decreased $7.2 million, or 29%, due to a 5% decrease in proceeds realized per gram of gold jewelry scrapped coupled with a 23% decrease in gold volume. The decrease in volume was primarily due to our continued strategy to retail rather than scrap jewelry in addition to an overall decline due to the market price of gold. Same-store jewelry scrapping sales decreased $7.4 million, or 30%, and new and acquired stores, net of closed stores contributed $0.2 million. Jewelry scrapping sales include $2.3 million and $3.9 million of loose diamonds removed from scrap jewelry and sold in the current quarter and prior-year quarter, respectively. Scrap cost of goods sold decreased $5.3 million from the prior-year quarter, primarily due to a decrease in volume.
Pawn service charge revenues remained flat in the current quarter as compared to the prior-year quarter despite a 2% decrease in the average pawn loan balance outstanding during the period. A $0.4 million, or 1%, decrease in same-store pawn service charge revenues was primarily offset by an increase in pawn service charge revenues from acquired stores in current quarter. The average monthly pawn loan portfolio yield was 13.9%, a slight increase from the prior-year quarter driven primarily by an increase in loan extensions.
Consumer loan fees and interest decreased $4.2 million, or 10%, from the prior-year quarter to $38.0 million. The overall decrease in consumer loan fees and interest was primarily due to a decrease in consumer loan balances in Texas ordinance cities, mainly Houston. Of our U.S. Financial Services stores, 57% are located in Texas, and 37% of the Texas stores are located in ordinance cities. Total consumer loan bad debt as a percentage of consumer loan fees increased slightly from the prior-year quarter to 21%, primarily due to higher duration products attributable to new customers acquired which generated higher than anticipated bad debt. Houston ordinances have been in effect for three quarters, and we expect the year-over-year comparable amounts for the third quarter of fiscal 2015 to show similar trends.
Total segment expenses remained relatively flat, increasing $0.3 million to $87.5 million (43% of revenues) during the current quarter from $87.2 million (42% of revenues) in the prior-year quarter.
In the current quarter, the U.S. & Canada segment delivered a contribution of $30.8 million, a $10.2 million decrease compared to the prior-year quarter. The decrease is primarily due to a $9.9 million decrease in net revenues driven by a $3.5 million, $2.0 million and $4.4 million decrease in merchandise sales gross profit, jewelry scrapping sales gross profit and consumer loan net revenue (excluding other revenues), respectively.
As a result of the discontinued operation of USFS as described in Note 18 of Notes to Interim Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements," we expect "Consumer loan fees and interest," "Consumer loan bad debt," and related segment expenses will be substantially eliminated in future periods.

Latin America
Constant currency results reported herein are calculated by translating balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. The following discussion presents constant currency results. The following table presents selected summary financial data from continuing operations for the Latin America segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso:

	Three Months Ended March 31,			Percentage Change	Percentage Change
		Constant Currency
	2015	2015***	2014	GAAP	Constant Currency

	(in USD thousands)
Revenues:
Merchandise sales	$14,883	$16,800	$13,517	10%	24%
Jewelry scrapping sales	917	1,035	1,496	(39)%	(31)%
Pawn service charges	7,153	8,074	7,008	2%	15%
Consumer loan fees and interest	16,449	18,567	12,564	31%	48%
Other revenues	273	308	447	(39)%	(31)%
Total revenues	39,675	44,784	35,032	13%	28%
Merchandise cost of goods sold	10,680	12,055	8,967	19%	34%
Jewelry scrapping cost of goods sold	820	926	1,318	(38)%	(30)%
Consumer loan bad debt	4,123	4,654	3,095	33%	50%
Net revenues	24,052	27,149	21,652	11%	25%
Segment expenses (income):
Operations	17,625	19,895	17,730	(1)%	12%
Depreciation	1,348	1,522	1,450	(7)%	5%
Amortization	379	428	607	(38)%	(29)%
Loss (gain) on sale or disposal of assets	1	1	(2)	*	*
Interest expense	6,377	7,198	5,024	27%	43%
Interest income	(447)	(505)	(94)	*	*
Other expense (income)	1,554	1,754	(11)	*	*
Segment loss	$(2,785)	$(3,144)	$(3,052)	(9)%	3%
Other data:
Gross margin on merchandise sales	28%	28%	34%
Gross margin on jewelry scrapping sales	11%	11%	12%
Gross margin on total sales	27%	27%	31%
Net earning assets — continuing operations	$149,889	$173,917	$142,854	5%	22%
Average pawn loan balance	$13,806	$16,019	$14,292	(3)%	12%
Inventory held for one year or more	$1,918	$2,225	$3,628	(47)%	(39)%
Inventory, net	$17,636	$20,463	$21,783	(19)%	(6)%
Average pawn loan balance per pawn store at period end	$64	$74	$65	(2)%	14%
Average monthly yield on pawn loan portfolio**	16.9%	17.0%	16.5%
Pawn loan redemption rate	79%	79%	78%
Consumer loan bad debt as a percentage of consumer loan fees	25%	25%	25%

* Represents an increase or decrease in excess of 100% or not meaningful.
** Average monthly yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
*** For income statement items, the average closing daily exchange rate for the appropriate period was used. For balance sheet items, the end of the period rate for the appropriate period end was used.

The average exchange rate used to translate current quarter results from Mexican pesos to U.S. dollars was 14.9 to 1, a 13% change from the prior-year quarter rate of 13.2 to 1. For balance sheet items, the end of period rate at March 31, 2014 of 13.1 to 1 was used, compared to the end of period rate at March 31, 2015 of 15.2 to 1. At the end of the current quarter, we had 312 stores in the Latin America segment operating under various brands including Empeño Fácil, Crediamigo, Adex and TUYO.
Our Mexico pawn operations continued to perform well, with core pawn revenue increasing 21% from the prior-year quarter to $24.9 million. Merchandise sales increased $3.3 million, or 24%, from the prior-year quarter to $16.8 million. Merchandise sales gross margin was 28% during the current quarter, down from 34% during the prior-year quarter, primarily as a result of our efforts to reduce our aged inventory profile. General merchandise inventory held for a year or more decreased by 39% compared to the prior-year quarter and as of the end of the quarter represented 11% of total inventory compared to 17% in the prior-year quarter. We expect continued downward pressure on retail gross margins through the remainder of this fiscal year as we continue to focus on reducing our aged inventory balances. Margins should improve over time as we sell through the aged inventory.
Pawn service charge revenues increased $1.1 million, or 15%, from the prior-year quarter to $8.1 million. The average pawn loan balance during the period increased by 12% to $16.0 million, in addition to a slight increase in the average pawn loan portfolio yield from the prior-year quarter.
Consumer loan fees and interest increased $6.0 million, or 48%, from the prior-year quarter to $18.6 million. The increase was driven primarily by a strong demand for loans at Grupo Finmart.
Other revenues decreased $0.1 million, or 31%, from the prior-year quarter to $0.3 million.
Consumer loan bad debt increased $1.6 million from the prior-year quarter to $4.7 million primarily due to a decrease in bad debt reserve.
Total segment expenses increased 23% to $30.3 million during the current quarter from $24.7 million in the prior-year quarter. The increase was primarily due to:

•	A $2.2 million increase in operations expense primarily due to a $1.8 million increase in salaries and benefits;

•	A $1.8 million increase in other expense primarily due to fair value adjustments on foreign currency derivative instruments not designated as hedging instruments; and

•
A $1.8 million increase in net interest expense related to additional VIE debt outstanding in the current quarter from the prior-year quarter. Interest expense related to Grupo Finmart's outstanding debt, excluding the consolidated VIE debt, remained relatively flat in comparison to the prior-year quarter as the slight increase in average outstanding debt, and was offset by a 1% decrease in Grupo Finmart's weighted-average interest rate on third party debt, excluding the consolidated VIE debt, from the prior-year quarter.

The current quarter Latin America segment loss of $3.1 million remained flat from the prior-year quarter. The increase of $5.5 million in net revenues was offset by a $5.6 million increase in segment expenses.

Other International
The following table presents selected summary financial data from continuing operations for the Other International segment:

	Three Months Ended March 31,		Percentage Change
	2015	2014

	(in thousands)
Segment expenses (income):
Equity in net loss (income) of unconsolidated affiliates	$3,678	$(492)	*
Impairment of investments	—	7,940	(100)%
Other expense	—	375	(100)%
Segment loss	$(3,678)	$(7,823)	(53)%

* Represents an increase or decrease in excess of 100% or not meaningful.
The loss from the Other International segment decreased $4.1 million from the prior-year quarter to $3.7 million in the current quarter.
Equity in net income of unconsolidated affiliates decreased $4.2 million from the prior-year quarter to a loss of $3.7 million. The loss was due to a charge that Cash Converters International incurred in December 2014 in connection with the termination of agency agreements with certain development agents. The termination of such agreements results in the elimination of ongoing commissions, which is expected to yield significant future expense savings (estimated by Cash Converters International to be approximately $5.1 million in the first twelve months).
On June 18, 2015, Cash Converters International reached an agreement to pay $17.7 million to settle a class-action lawsuit brought by its customers alleging that Cash Converters International charged excessive interest on short-term loans. Due to the three-month lag in reporting, the financial impact to EZCORP (charge of $3.7 million) will be reflected in our financial statements for the fourth quarter of fiscal 2015.
The prior-year quarter includes an other-than-temporary impairment of $7.9 million ($5.4 million, net of taxes) in Albemarle & Bond, which brought our carrying value of this investment to zero.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended March 31,		Percentage Change
	2015	2014

	(in thousands)
Segment contribution	$24,378	$30,195	(19)%
Corporate expenses (income):
Administrative	10,849	19,996	(46)%
Depreciation	1,813	1,689	7%
Amortization	931	686	36%
Loss on sale or disposal of assets	369	626	(41)%
Interest expense	4,914	1,088	*
Interest income	(50)	(43)	16%
Restructuring	726	—	*
Other expense	298	78	*
Income from continuing operations before income taxes	4,528	6,075	(25)%
Income tax expense	1,327	852	56%
Income from continuing operations, net of tax	3,201	5,223	(39)%
Loss from discontinued operations, net of tax	(2,764)	(634)	*
Net (loss) income	437	4,589	*
Net loss from continuing operations attributable to redeemable noncontrolling interest	(906)	(1,553)	(42)%
Net income attributable to EZCORP	$1,343	$6,142	(78)%

* Represents an increase or decrease in excess of 100% or not meaningful.
Consolidated income from continuing operations before income taxes decreased $1.5 million, or 25%, from the prior-year quarter to $4.5 million in the current quarter due to a $10.2 million decrease in contribution from the U.S. & Canada segment, partially offset by a $0.3 million decrease in loss from the Latin America segment, a $4.1 million decrease in loss from the Other International segment and a $4.3 million decrease in corporate expenses.
Total corporate expenses were $19.9 million in the current quarter compared to $24.1 million in the prior-year quarter. This $4.3 million decrease was primarily due to:

•	A $9.1 million decrease in administrative expense primarily due to an $8.0 million retirement benefit accrual for our Executive Chairman in the prior-year quarter;

•
Partially offset by a $3.8 million increase in interest expense due to $2.0 million of debt discount amortization in the current quarter pertaining to our 2.125% Cash Convertible Notes in addition to a $1.2 million ($0.8 million, net of taxes) charge associated with an interest payment made to the Internal Revenue Service pertaining to the audit of our fiscal 2010 return and an increase due to additional VIE debt outstanding in the current quarter from the prior-year quarter;

•	A $0.2 million increase in other expense primarily due a increase in foreign currency transaction losses;

•	A $0.7 million increase in restructuring expense due to ongoing charges pertaining to the restructuring initiated in the fourth quarter of fiscal 2014; and

•	A $0.4 million increase in depreciation and amortization due to assets placed in service subsequent to the prior-year quarter.
Income tax expense increased $0.5 million primarily due to an increase in the effective tax rate. The effective tax rate from continuing operations for the three-month period ended March 31, 2015 was 29% of pre-tax income compared to 14% for the three-month period ended March 31, 2014. The effective tax rate for the three-month period ended March 31, 2015 was higher primarily du

e to the elimination of the tax rate differential on discontinued foreign operations, a reduction of costs paid to offshore affiliates and lower non-U.S. undistributed earnings.
The current quarter net income attributable to EZCORP was $1.3 million, a $6.3 million decrease from the prior-year quarter net income attributable to EZCORP of $6.1 million. The decrease was primarily due to the continued decline in jewelry scrapping sales and consumer loan operations in the U.S., our equity in the net loss of Cash Converter's International, an increase in interest expense due to the issuance of our 2.125% convertible senior notes and a loss from discontinued operations due to additional one-time charges related to regulatory compliance and severance.
Six Months Ended March 31, 2015 vs. Six Months Ended March 31, 2014
Summary Financial Data
The following table presents selected, unaudited, consolidated financial data for our six-month periods ended March 31, 2015 and 2014 (the "current six-month period" and "prior-year six-month period," respectively). This table, as well as the discussion that follows, should be read with the accompanying unaudited financial statements and related notes.

	Six Months Ended March 31,		Percentage Change
	2015	2014

	(in thousands)
Revenues:
Merchandise sales	$217,491	$209,041	4%
Jewelry scrapping sales	36,933	53,896	(31)%
Pawn service charges	124,397	123,295	1%
Consumer loan fees and interest	113,288	109,981	3%
Other revenues	2,066	2,674	(23)%
Total revenues	494,175	498,887	(1)%
Merchandise cost of goods sold	144,970	128,364	13%
Jewelry scrapping cost of goods sold	29,029	40,131	(28)%
Consumer loan bad debt	34,156	29,064	18%
Net revenues	286,020	301,328	(5)%
Income from continuing operations, net of taxes	11,836	24,892	(52)%
Loss from discontinued operations, net of tax	(1,721)	(3,369)	(49)%
Net income	10,115	21,523	(53)%
Net loss from continuing operations attributable to redeemable noncontrolling interest	(2,840)	(3,349)	(15)%
Net income attributable to EZCORP	$12,955	$24,872	(48)%
Income from continuing operations, net of tax, decreased $13.1 million from the prior-year six-month period to $11.8 million in the current six-month period. This decrease was primarily due to a $15.3 million decrease in net revenues, a $11.5 million increase in interest, net, a decrease of $3.2 million in equity in net income of unconsolidated affiliates from the prior-year six-month period to a loss of $1.5 million, and a $2.3 million increase in other expense primarily as a result of foreign currency translation losses, partially offset by a $10.6 million decrease in operating expenses, a $7.9 million decrease in impairment on investments and a $0.8 million decrease in income tax expense.
The decrease in net revenues was primarily attributable to an $8.2 million decrease in merchandise sales gross profit primarily due to our efforts to reshape our inventory profile and increase the velocity of inventory, a $5.9 million decrease in jewelry scrapping sales gross profit primarily due to a decrease in proceeds realized per gram of gold jewelry scrapped coupled with a decrease in gold volume, partially offset by a $3.3 million increase in consumer loan fees and interest primarily due to a decrease in consumer loan balances in Texas ordinance cities.
The $11.5 million increase in interest, net, was primarily due to $4.0 million of debt discount amortization in the current six-month period pertaining to our 2.125% cash convertible senior notes due 2019 issued in June 2014, a $1.2 million one-time charge associated with interest payments made to the Internal Revenue Service pertaining to the audit of our fiscal 2010 return and a $5.8 million increase in interest expense driven by a 2% increase in Grupo Finmart's average outstanding debt balance, excluding debt consolidated under VIEs, over the current six-month period as compared to the prior-year six-month period in addition to extra debt outstanding under VIEs during the current six-month period, partially offset by a decrease in amortization of deferred financing costs primarily due to the prior-year quarter including additional accelerated amortization of deferred financing costs incurred in connection with the February 17, 2014 repayment of Grupo Finmart's consumer loans facility due 2017.
Equity in net income of unconsolidated affiliates decreased $3.2 million from the prior-year six-month period to a loss of $1.5 million. This decrease was primarily due to a one-time contract termination charge incurred by Cash Converters International in the current six-month period.
Total operating expenses decreased by $10.6 million, or 4%, from the prior-year six-month period. This decrease was primarily due to a $16.5 million decrease in administrative expense primarily as a result of a one-time retirement benefit accrual for our long-time Executive Chairman of $8.0 million in the prior-year six-month period in addition to one-time charges relating to reorganization and outsourcing of our internal audit department to a global advisory services firm that were incurred in the prior-year six-month period and a $2.5 million decrease in operations expense primarily due to a decrease in labor and benefits related to decreased headcount, partially offset by a $7.1 million decrease in gain recorded on disposal of assets primarily due to the prior-year six-month period $6.8 million gain realized on sale of seven U.S. pawn stores (three in Louisiana, two in Mississippi, one in Alabama and one in Florida) and a $0.7 million increase in restructuring expense due to ongoing charges pertaining to the restructuring initiated in the fourth quarter of fiscal 2014.
The decrease in impairment on investments of $7.9 million ($5.4 million, net of taxes) is due to the prior-year six-month period impairment of our investment in Albemarle & Bond, which brought our carrying value of this investment to zero.
Income tax expense decreased $0.8 million primarily due to a decrease in income from continuing operations before tax, partially offset by an increase in the effective tax rate.

U.S. & Canada
The following table presents selected summary financial data from continuing operations for the U.S. & Canada segment:

	Six Months Ended March 31,		Percentage Change
	2015	2014

	(in thousands)
Revenues:
Merchandise sales	$183,028	$178,827	2%
Jewelry scrapping sales	34,609	50,622	(32)%
Pawn service charges	109,352	109,223	—%
Consumer loan fees and interest	80,524	87,963	(8)%
Other revenues	1,497	1,629	(8)%
Total revenues	409,010	428,264	(4)%
Merchandise cost of goods sold	120,806	108,856	11%
Jewelry scrapping cost of goods sold	26,948	37,363	(28)%
Consumer loan bad debt	22,293	21,964	1%
Net revenues	238,963	260,081	(8)%
Segment expenses (income):
Operations	167,428	169,944	(1)%
Depreciation	8,938	8,519	5%
Amortization	129	203	(36)%
Loss (gain) on sale or disposal of assets	259	(6,855)	*
Interest expense	13	7	86%
Interest income	(34)	(18)	89%
Other expense	10	—	*
Segment contribution	$62,220	$88,281	(30)%
Other data:
Gross margin on merchandise sales	34%	39%
Gross margin on jewelry scrapping sales	22%	26%
Gross margin on total sales	32%	36%
Average pawn loan balance per pawn store at period end	$216	$230	(6)%
Average monthly yield on pawn loan portfolio**	13.8%	13.6%
Pawn loan redemption rate	84%	84%
Consumer loan bad debt as a percentage of consumer loan fees	28%	25%

* Represents an increase or decrease in excess of 100% or not meaningful.
** Average monthly yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
U.S. & Canada segment total revenues decreased $19.3 million from the prior-year six-month period to $409.0 million. Same-store total revenues decreased $22.3 million, or 5%, and new and acquired stores net of closed stores contributed $3.0 million. The overall decrease in total revenues was primarily due to a $16.0 million decrease in jewelry scrapping sales in addition to a $7.4 million decrease in consumer loan fees and interest and a $0.1 million decrease in other revenues, partially offset by a $4.3 million, or 2%, increase in core pawn revenues from the prior-year six-month period.
In the current six-month period we opened 12 de novo financial services locations, acquired 12 pawn locations and sold, combined or closed 30 locations (consisting of two pawn locations and 28 financial services locations).
Total merchandise sales increased $4.2 million, or 2%, from the prior-year six-month period to $183.0 million. Same-store merchandise sales increased $1.4 million, or 1%, and new and acquired stores net of closed stores contributed $2.8 million. Gross margin on merchandise sales was 34% during the current six-month period, down from 39% in the prior-year six-month period, primarily as a result of our efforts to reshape our inventory profile and increase the velocity of inventory. General merchandise inventory held for a year or more turned 4.1 times compared to 2.5 times, on an annualized basis, in the prior-year six-month period. Jewelry inventory held for a year or more turned 1.5 times compared to 0.6 times, on an annualized basis, in the prior-year six-month period.
Gross profit on jewelry scrapping sales decreased $5.6 million, or 42%, from the prior-year six-month period to $7.7 million. Gross profit on jewelry scrapping represented 3% of total net revenue, down from 5% in the prior-year six-month period. Jewelry scrapping revenues decreased $16.0 million, or 32%, due to an 8% decrease in proceeds realized per gram of gold jewelry scrapped, coupled with a 26% decrease in gold volume. The decrease in volume was primarily due to our continued strategy to retail rather than scrap jewelry in addition to an overall decline due to the market price of gold. Jewelry scrapping sales include $4.8 million and $7.2 million of loose diamonds removed from scrap jewelry and sold in the current six-month period and prior-year six-month period, respectively. Scrap cost of goods sold decreased $10.4 million from the prior-year six-month period, primarily due to a decrease in volume.
Pawn service charge revenues remained flat in the current six-month period as compared to the prior-year six-month period. The average monthly pawn loan portfolio yield increased from the prior-year six-month period to 13.8%, driven primarily by an increase in loan extensions.
Consumer loan fees and interest decreased $7.4 million, or 8%, from the prior-year six-month period to $80.5 million. The overall decrease in consumer loan fees and interest was primarily due to a decrease in consumer loan balances in Texas ordinance cities, mainly Houston. Total consumer loan bad debt as a percentage of consumer loan fees increased slightly from the prior-year six-month period to 28% primarily due to higher duration products attributable to new customers acquired which generated higher than anticipated bad debt.
Total segment expenses increased to $176.7 million (43% of revenues) during the current six-month period from $171.8 million (40% of revenues) in the prior-year six-month period. This increase was primarily due to a $7.1 million decrease in gain on sale or disposal of assets due to the prior-year six-month period including a $6.8 million gain realized on a sale of seven U.S. pawn stores (three in Louisiana, two in Mississippi, one in Alabama and one in Florida), partially offset by a $2.5 million decrease in operations expense primarily due to a decrease in labor and benefits related to decreased headcount.
In the current six-month period, the U.S. & Canada segment delivered a contribution of $62.2 million, a $26.1 million decrease compared to the prior-year six-month period. The decrease is primarily due to a $21.1 million decrease in net revenues driven by a $7.7 million, $5.6 million and $7.8 million decrease in merchandise sales gross profit, jewelry scrapping sales gross profit and consumer loan net revenue (excluding other revenues), respectively.

Latin America
Constant currency results reported herein are calculated by translating balance sheet and income statement items denominated in Mexican pesos using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. The following discussion presents constant currency results. The following table presents selected summary financial data from continuing operations for the Latin America segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso:

	Six Months Ended March 31,			Percentage Change	Percentage Change
		Constant Currency
	2015	2015***	2014	GAAP	Constant Currency

	(in USD thousands)
Revenues:
Merchandise sales	$34,463	$37,883	$30,214	14%	25%
Jewelry scrapping sales	2,324	2,555	3,274	(29)%	(22)%
Pawn service charges	15,045	16,538	14,072	7%	18%
Consumer loan fees and interest	32,764	36,015	22,018	49%	64%
Other revenues	569	625	1,045	(46)%	(40)%
Total revenues	85,165	93,616	70,623	21%	33%
Merchandise cost of goods sold	24,164	26,562	19,508	24%	36%
Jewelry scrapping cost of goods sold	2,081	2,288	2,768	(25)%	(17)%
Consumer loan bad debt	11,863	13,040	7,100	67%	84%
Net revenues	47,057	51,726	41,247	14%	25%
Segment expenses (income):
Operations	36,556	40,184	36,524	—%	10%
Depreciation	2,739	3,011	2,909	(6)%	4%
Amortization	798	877	1,224	(35)%	(28)%
Loss on sale or disposal of assets	257	283	4	*	*
Interest expense	14,659	16,114	8,865	65%	82%
Interest income	(928)	(1,020)	(267)	*	*
Other expense (income)	2,166	2,381	(41)	*	*
Segment loss	$(9,190)	$(10,104)	$(7,971)	15%	27%
Other data:
Gross margin on merchandise sales	30%	30%	35%
Gross margin on jewelry scrapping sales	10%	10%	15%
Gross margin on total sales	29%	29%	33%
Average pawn loan balance	$14,289	$16,580	$14,101	1%	18%
Average pawn loan balance per pawn store at period end	$64	$74	$65	(2)%	14%
Average monthly yield on pawn loan portfolio**	16.7%	16.6%	16.8%
Pawn loan redemption rate	75%	75%	78%
Consumer loan bad debt as a percentage of consumer loan fees	36%	36%	32%

* Represents an increase or decrease in excess of 100% or not meaningful.
** Average monthly yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
*** For income statement items, the average closing daily exchange rate for the appropriate period was used. For balance sheet items, the end of the period rate for the appropriate period end was used.

The average exchange rate used to translate current six-month period results from Mexican pesos to U.S. dollars was 14.4 to 1, a 10% change from the prior-year six-month period’s rate of 13.1 to 1.

Core pawn revenue increased 23% from the prior-year six-month period to $54.4 million, while merchandise sales increased $7.7 million, or 25%, to $37.9 million. Merchandise sales gross margin was 30% during the current six-month period, down from 35% during the prior-year six-month period, primarily as a result of our efforts to reshape our inventory profile. General merchandise inventory held for a year or more decreased 39%.
Pawn service charge revenues increased $2.5 million, or 18%, in the current six-month period to $16.5 million. The increase was primarily due to an increase in the average pawn loan balance during the current six-month period of 18% to $16.6 million.
Consumer loan fees and interest increased $14.0 million, or 64%, from the prior-year six-month period to $32.8 million. The increase was driven primarily by strong demand for loans at Grupo Finmart.
Other revenues decreased $0.4 million, or 40%, from the prior-year six-month period to $0.6 million.
Consumer loan bad debt increased $5.9 million from the prior-year six-month period to $13.0 million primarily due to an increase in bad debt reserve.
Total segment expenses increased $12.6 million, or 26% to $61.8 million during the current six-month period from $49.2 million in the prior-year six-month period. The increase was primarily due to:

•
A $3.7 million increase in operations expense primarily due to a $2.3 million increase in salaries and benefits and a $1.4 million increase primarily related to professional fees, partially offset by a $0.4 million decrease in direct operating expenses;

•	A $2.4 million increase in other expense due to fair value adjustments on foreign currency derivative instruments not designated as hedging instruments;

•
A $7.2 million increase in interest expense primarily driven by a 18% increase in Grupo Finmart's average outstanding debt balance, excluding the consolidated VIE debt, over the current six-month period as compared to the prior-year six-month period, partially offset by a decrease in amortization of deferred financing costs primarily due to the prior-year quarter including additional accelerated amortization of deferred financing costs incurred in connection with the February 17, 2014 repayment of Grupo Finmart's consumer loans facility due 2017; and

•	Partially offset by a $0.8 million increase in interest income driven by increased cash investments during the current six-month period as compared to the prior-year six-month period.
In the current six-month period segment loss for the Latin America segment was $10.1 million compared to segment loss of $8.0 million in the prior-year six-month period. The decrease was primarily due to a $12.6 million increase in segment expenses, offset by a $10.5 million increase in net revenues.
Other International
The following table presents selected summary financial data from continuing operations for the Other International segment:

	Six Months Ended March 31,		Percentage Change
	2015	2014

	(in thousands)
Segment expenses (income):
Equity in net loss (income) of unconsolidated affiliates	$1,484	$(1,763)	*
Impairment of investments	—	7,940	(100)%
Other expense	—	346	(100)%
Segment loss	$(1,484)	$(6,523)	(77)%

* Represents an increase or decrease in excess of 100% or not meaningful.
Segment loss from the Other International segment decreased $5.0 million from the prior-year six-month period to $1.5 million in the current six-month period.
Equity in net loss (income) of unconsolidated affiliates decreased $3.2 million from the prior-year six-month period to a loss of $1.5 million. The loss was due to a charge that Cash Converters International incurred in December 2014 in connection with the termination of agency agreements with certain development agents. The termination of such agreements results in the elimination of ongoing commissions, which is expected to yield significant future expense savings (estimated by Cash Converters International to be approximately $5.1 million in the first twelve months).
On June 18, 2015, Cash Converters International reached an agreement to pay $17.7 million to settle a class-action lawsuit brought by its customers alleging that Cash Converters International charged excessive interest on short-term loans. Due to the three-month lag in reporting, the financial impact to EZCORP (charge of $3.7 million) will be reflected in our financial statements for the fourth quarter of fiscal 2015.
The decrease in equity in net loss (income) of unconsolidated affiliates related to Cash Converters International was partially offset by a $1.2 million increase due to no reported earnings from Albemarle & Bond in the current six-month period as compared to a reported loss in the prior-year six-month period.
Additionally, during the prior-year six-month period we recognized an other-than-temporary impairment of $7.9 million in Albemarle & Bond, which brought our carrying value of this investment to zero.
Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, including items that affect our consolidated financial results but are not allocated among segments:

	Six Months Ended March 31,		Percentage Change
	2015	2014

	(in thousands)
Segment contribution	$51,546	$73,787	(30)%
Corporate expenses (income):
Administrative	19,201	35,720	(46)%
Depreciation	3,595	3,326	8%
Amortization	1,898	1,331	43%
Loss on sale or disposal of assets	369	648	(43)%
Interest expense	8,658	2,293	*
Interest income	(84)	(67)	25%
Restructuring	726	—	*
Other expense	442	(31)	(1,526)%
Income from continuing operations before income taxes	16,741	30,567	(45)%
Income tax expense	4,905	5,675	(14)%
Income from continuing operations, net of tax	11,836	24,892	(52)%
Loss from discontinued operations, net of tax	(1,721)	(3,369)	(49)%
Net income	10,115	21,523	(53)%
Net loss from continuing operations attributable to redeemable noncontrolling interest	(2,840)	(3,349)	(15)%
Net income attributable to EZCORP	$12,955	$24,872	(48)%

* Represents an increase or decrease in excess of 100% or not meaningful.
Consolidated income from continuing operations before income taxes decreased $13.8 million, or 45%, from the prior-year six-month period to $16.7 million in the current six-month period primarily due to a $26.1 million decrease in contribution from the U.S. & Canada segment and a $1.2 million decrease in contribution from the Latin America segment, partially offset by a $5.0 million decrease in loss from the Other International segment and a $8.4 million decrease in corporate expenses.
Total corporate expenses were $34.8 million in the current six-month period compared to $43.2 million in the prior-year six-month period. This $8.4 million decrease was primarily due to:

•
A $16.5 million decrease in administrative expenses primarily due to an $8.0 million retirement benefit accrual for our Executive Chairman, discretionary bonuses, and one-time charges relating to reorganization and outsourcing of our internal audit department to a global advisory services firm that were incurred in the prior-year six-month period, and a

$8.8 million decrease in stock-based compensation attributable to grants forfeited in addition to no new grants issued during fiscal 2015;

•
Partially offset by a $6.4 million increase in interest expense due to $4.0 million of debt discount amortization in the current six-month period pertaining to our 2.125% Cash Convertible Notes, a $1.2 million ($0.8 million, net of taxes) increase due to charges associated with interest payments made to the Internal Revenue Service pertaining to the audit of our fiscal 2010 return, and an overall increase in interest expense due to higher average corporate debt outstanding in the current six-month period; and

•	A $0.7 million increase in restructuring expense due to ongoing charges pertaining to the restructuring initiated in the fourth quarter of fiscal 2014.
Income tax expense decreased $0.8 million due to the decrease in pre-tax income from continuing operations. The effective tax rate from continuing operations for the six-month period ended March 31, 2015 was 29% of pre-tax income compared to 19% for the six-month period ended March 31, 2014. The effective tax rate for the six-month period ended March 31, 2015 was higher primarily due to the elimination of the tax rate differential on discontinued foreign operations, a reduction of costs paid to offshore affiliates and lower non-U.S. undistributed earnings.
During the current six-month period net income attributable to EZCORP was $13.0 million, an $11.9 million decrease from the prior-year six-month period net income of $24.9 million. The decrease is primarily due to continued decline in jewelry scrapping sales and consumer loan operations in the U.S., our equity in the net loss of Cash Converter's International and an increase in interest expense due to the issuance of our 2.125% convertible senior notes.
Liquidity and Capital Resources
Cash Flows
The table below presents a summary of the sources and uses of our cash:

	Six Months Ended March 31,		Percentage Change
	2015	2014

	(in thousands)
Cash flows from operating activities	$37,986	$43,597	(13)%
Cash flows from investing activities	23,935	8,970	167%
Cash flows from financing activities	25,300	(49,270)	*
Effect of exchange rate changes on cash and cash equivalents	(4,373)	(69)	*
Net increase in cash and cash equivalents	$82,848	$3,228	*

* Represents an increase or decrease in excess of 100% or not meaningful.
The increase in cash flows from operating activities was primarily due to a $18.5 million increase from changes in operating assets and liabilities, partially offset by a $21.0 million decrease in net income plus several non-cash items and $3.0 million in restructuring payments.
The increase in cash flows from investing activities was primarily due to a $37.6 million increase in proceeds related to loan activities (net loans repaid and recovery of pawn loan principal through sale of forfeited collateral) and a $5.5 million decrease in acquisitions, net of cash acquired, partially offset by a $12.1 million investment in Cash Converters International in order to maintain our equity ownership percentage in connection with a non-underwritten placement of shares, a $5.3 million increase in additions to property and equipment and a $10.6 million decrease in proceeds from sale of assets.
The increase in cash flows from financing activities was primarily due to a $55.6 million decrease in net payments on our revolving line of credit that was terminated in June 2014, a $5.2 million decrease in debt issuance costs, a $17.0 million decrease in payout of deferred and contingent consideration, a $29.2 million increase in restricted cash, and $2.3 million in proceeds from settlement of forward currency contracts, partially offset by a $36.2 million increase in net proceeds from our outstanding bank borrowings.
Total debt and capital lease obligations outstanding increased by $182.1 million, or 74%, to $428.0 million as compared to the prior-year quarter. Of this amount, $210.9 million was non-recourse to EZCORP and attributable to Grupo Finmart. The overall increase in debt was primarily due to $216.9 million of our 2.125% Cash Convertible Senior Notes Due 2019 and embedded derivative issued in June and July 2014 outstanding as of March 31, 2015, offset by repayment and retirement of $83.0 million pertaining to our domestic line of credit and continued repayments by Grupo Finmart and the consolidated VIEs on their outstanding debt that is non-recourse to EZCORP and issuance of debt by the consolidated VIEs that is non-recourse to EZCORP.
The net effect of these and other smaller items was an $82.8 million increase in cash on hand, providing a $138.2 million ending cash balance. Of the aforementioned ending cash balance, approximately 12%, or $16.6 million, is held by foreign subsidiaries and is not available to fund domestic operations as we intend to permanently reinvest earnings from foreign operations.
Contractual Obligations
In the Amended FY14 Annual Report, we reported that we had $759.2 million in total contractual obligations as of September 30, 2014. There have been no material changes in the amount of total contractual obligations during the current six-month period, other than (a) ordinary fulfillment of those obligations, (b) additional debt issued by our consolidated VIEs and (c) the addition of estimated minimum future rental payments of approximately $57.1 million under a non-cancelable 13-year operating lease for our corporate offices in Austin, Texas. The lease was signed in December 2014, with rent payments beginning in February 2016 and ending in March 2029. Annual rent escalates from $3.0 million at lease inception to $4.6 million in the terminal year of the lease. The lease includes two five-year extension options at the end of the initial lease term. We intend to sublease a substantial portion of the space subject to this lease. During the quarter ended March 31, 2015, we entered into non-cancelable subleases for our Miami and Mexico City regional offices for estimated minimum future sublease payments of approximately $8.7 million. Sublease payments are expected to partially offset our operating lease payments over nine- and three-year periods beginning March 2015 and ending September 2024 and June 2018, respectively. Annual total sublease payments escalate from $0.6 million at sublease inception to $1.0 million in the terminal year of the last sublease.
We are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. As of March 31, 2015, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $19.8 million. Of that total, $5.9 million was secured by titles to customers’ automobiles. These amounts include principal, interest and insufficient funds fees.
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2014, these collectively amounted to $22.8 million.
Of our 480 U.S. financial services stores, 198 adjoin a pawn store and are covered by the same lease agreement. The lease agreements at approximately 99% of the remaining 282 free-standing U.S. financial services stores contain provisions that limit our exposure for additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. If such laws were passed, the space currently utilized by stores adjoining pawn stores could be re-incorporated into the pawn operations.
Sources of Cash
In February 2015, we completed the acquisition of 12 pawn stores in Central Texas doing business under the "Cash Pawn" brand. The aggregate purchase price for the acquisition was $16.5 million, comprised of $5.0 million cash and 1,168,456 shares of our Class A Non-voting Common Stock (the "Shares"), valued at $10.06 per share (the average closing sales price of the stock on The Nasdaq Stock Market for the five trading days immediately preceding the closing), less a $0.2 million Holding Period Adjustment. The Shares were issued in an unregistered private placement transaction pursuant to Section 4(a)(2) of the Securities Act of 1933 to a small number of related individuals and entities (the "Sellers") who were either "accredited investors" or "sophisticated investors."
On the first anniversary of the closing date, the Sellers have the right to require us to repurchase the Shares for an aggregate price of $11.8 million (the "Put Option") on the one year anniversary of the acquisition. The Sellers may terminate the Put Option, in whole or in part, at any time. The Sellers are required to hold the Shares for a period of six months following the termination of the Put Option (the "Holding Period"). If the trading price of the Class A Non-voting Common Stock at the end of the Holding Period is less than $10.06 per share, then we will make an additional cash payment to the Sellers equal to the aggregate deficit, but such payment will not exceed $1.0 million. If the trading price of the Class A Non-voting Common Stock at the end of the Holding Period is more than $10.06 per share, then we will receive from the Sellers (either in cash or by returning a portion of the Shares) an amount equal to 50% of the aggregate excess, but such payment will not exceed $1.0 million (the "Holding Period Adjustment"). As of March 31, 2015, the Sellers had not terminated, in whole or in part, the Put Option.
In June and July 2014, we issued $230.0 million aggregate principal amount of Cash Convertible Notes. All of the Cash Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "Indenture") by and between us and Wells Fargo Bank, National Association as the trustee. The Cash Convertible Notes were issued in a private offering and resold pursuant to Rule 144A under the Securities Act of 1933. The Cash Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year, commencing on December 15, 2014, and will mature on June 15, 2019 (the "Maturity Date"). Upon conversion or maturity, the Cash Convertible Notes will be settled only in cash (including, in the case of conversion, an amount of cash representing the net value attributable to certain increases in the price of our Class A Non-voting Common Stock).
Prior to December 15, 2018, the Cash Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date, as described in the indenture. The Cash Convertible Notes are convertible into cash based on an initial conversion rate of 62.2471 shares of Class A Non-voting Common Stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial conversion price of approximately $16.065 per share of our Class A Non-voting Common Stock). The conversion rate will not be adjusted for any accrued and unpaid interest.
We entered into hedges with counterparties to limit our exposure to the additional cash payments above the $230.0 million aggregate principal amount of the Cash Convertible Notes that may be due to the holders upon conversion. In separate transactions, we sold warrants with a strike price of $20.83 per share.
The Cash Convertible Notes are our unsubordinated unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes; equal in right of payment with all of our other unsecured unsubordinated indebtedness; and effectively junior to all debt or other obligations (including trade payables) of our wholly-owned subsidiaries.
As of March 31, 2015, the Cash Convertible Notes are not convertible because the conversion conditions have not been met. Accordingly, the net balance of the Cash Convertible Notes of $189.7 million is classified as a non-current liability on our condensed consolidated balance sheets as of March 31, 2015.
For an additional description of the Cash Convertible Notes, the conversion terms thereof and the hedges and warrants transactions, see Note 7 "Long-term Debt and Capital Lease Obligations" in the notes to our condensed consolidated financial statements.
As of March 31, 2015, Grupo Finmart's third party debt (non-recourse to EZCORP), excluding debt consolidated under VIEs, was $110.8 million, with a weighted-average interest rate of 9%. Since the acquisition of Grupo Finmart in January 2012, Grupo Finmart's debt has increased $1.1 million, and its weighted-average interest rate has decreased 10 percentage points, primarily due to debt refinancing. This refinancing effort was a key assumption in our investment analysis and will result in significantly reduced interest expenses going forward.
During fiscal 2014 and the quarter ended December 31, 2014, Grupo Finmart completed several transfers of consumer loans to consolidated VIEs, which were funded with debt proceeds. The debt outstanding from these transfers was $100.1 million as of March 31, 2015. See "Secured notes consolidated from VIEs" in Note 7 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements" for an additional description of these proceeds.
The $110.8 million Grupo Finmart debt, excluding consolidated VIE debt, and $100.1 million of consolidated VIE debt comprise the $210.9 million of total Grupo Finmart debt outstanding.
In July 2012 Grupo Finmart transferred certain consumer loans to a bankruptcy remote trust in a securitization transaction. The securitization borrowing facility had a maximum capacity of approximately $115.4 million. On February 17, 2014, Grupo Finmart repaid this facility and entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust. As of March 31, 2015, $47.8 million was outstanding under the securitization borrowing facility. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The unrestricted cash received from this borrowing in the amount of $30.2 million was primarily used to repay the previous securitization borrowing facility due in 2017 and the transaction costs associated with this transaction. The cash proceeds of approximately $17.6 million is restricted primarily for $15.3 million of collection rights on the additional eligible loans from Grupo Finmart, which Grupo Finmart expects to deliver to the trust within the next 12 months, and $2.3 million of interest and trust maintenance costs to be recovered at repayment. The restricted cash proceeds of $15.3 million are recourse to Grupo Finmart unless additional eligible loans are delivered within two-year period specified in the agreement.
We anticipate that cash flow from operations and our cash on hand will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the remainder of the fiscal year. In addition, we expect to continue to obtain local financing to fund Grupo Finmart’s lending growth and our Mexican pawn growth.

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
We include an allowance for expected LOC losses under "Accounts payable and other accrued expenses" in our condensed consolidated balance sheets, which as of March 31, 2015, was $2.7 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $19.8 million. This amount includes principal, interest and insufficient funds fees.
We have no other off-balance sheet arrangements.
Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like "may," "should," "could," "will," "predict," "anticipate," "believe," "estimate," "expect," "intend," "plan," "projection" and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in "Part II, Item 1A — Risk Factors" of this Quarterly Report and "Part I, Item 1A — Risk Factors" of the Amended FY14 Annual Report.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of our Amended FY14 Annual Report. There have been no material changes to our exposure to market risks since September 30, 2014.
Item 4. Controls and Procedures
This Report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Background
The Company recently completed a comprehensive review of our Grupo Finmart loan portfolio, and as a result of issues identified in that review, our Board of Directors, on the recommendation of the Audit Committee and in consultation with management and our independent registered public accounting firms, concluded that our previously issued financial statements for fiscal 2014, 2013 and 2012 (including the interim periods within those years, other than the first quarter of fiscal 2012) and the unaudited financial statements for the first quarter of fiscal 2015 should no longer be relied upon because of certain accounting errors in those financial statements. Accordingly, we have restated our previously issued financial statements for those periods. See the Explanatory Note preceding Part I of this Report.

As a result of management’s review of the Grupo Finmart portfolio issues, we have identified deficiencies in our internal controls which are discussed more fully below. These deficiencies failed to prevent or detect accounting errors, which led to the restatement described above. The deficiencies, collectively, represent material weaknesses in our internal control over financial reporting and require corrective and remedial actions.
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
In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2015 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the completion of the review of the Grupo Finmart loan portfolio and the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.
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
In connection with the preparation of our original Annual Report on Form 10-K for the year ended September 30, 2014, we presented a Management's Report on Internal Control Over Financial Reporting in which our Chief Executive Officer and Chief Financial Officer at the time concluded that our internal control over financial reporting was effective as of September 30, 2014. In connection with the preparation of the Amended FY14 Annual Report, our management, under the supervision and with the participation of our current Chief Executive Officer and Chief Financial Officer, reevaluated the effectiveness of our internal control over financial reporting as of September 30, 2014, and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2014 due to the identification of material weaknesses. See "Part II, Item 9A — Controls and Procedures — Management's Report on Internal Control Over Financial Reporting (Revised)" in the Amended FY14 Annual Report. For the same reasons, management also has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2013 or September 30, 2012.
Management identified a number of deficiencies in the design and operating effectiveness of the Company’s internal controls as of September 30, 2014 that represent material weaknesses in our internal control over financial reporting. These deficiencies are the result of management’s failure to design, implement and maintain adequate operational and internal controls and processes to (1) identify complex transactions requiring specialized accounting expertise and other financial reporting requirements and (2) monitor and report the performance of the Grupo Finmart loan portfolio. The deficiencies in our internal control over financial reporting resulted in the accounting errors that led to the restatement of previously issued financial statements described above.
For a complete description of the identified material weaknesses and the control and other deficiencies that contributed to them, see "Part II, Item 9A — Controls and Procedures" in our Amended FY14 Annual Report.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the effects of the remediation discussed above.
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

On April 13, 2015, we received a NORA ("Notice of Opportunity to Respond and Advise") call from the CFPB, in which the CFPB staff asserted alleged violations of federal consumer financial protection laws. We submitted our written response to the NORA allegations on May 1, 2015, in which we stated our position with respect to each of the alleged violations. There can be no assurance that the CFPB will not require us to pay fines, penalties and/or customer restitution to address the alleged violations.

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
We have procured management liability insurance policies that should protect us from much of the potential exposure related to the shareholder derivative litigation and the federal securities litigation described in Notes 11 and 18 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements." However, under the terms of those policies, we bear the first $1 million of costs or liability associated with those actions. Consequently, we expect that our results of operations will be adversely affected by the current litigation until we exhaust the retention under our management liability insurance policies. In addition, to the extent that our ultimate liability in the current litigation or any subsequent litigation that is included in the same policy year exceeds the management liability policy limits, our results of operations could be adversely affected.
Item 1A. Risk Factors
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of the Amended FY14 Annual Report. These factors are further supplemented by those discussed in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of the Amended FY14 Annual Report and in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and "Part II, Item 1 — Legal Proceedings" of this Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 19, 2015 in connection with our acquisition of 12 pawn stores in Central Texas under the "Cash Pawn" brand, we issued 1,168,456 shares of our Class A Non-voting Common Stock (the "Shares"), par value of $0.01 per share, valued at $10.01 per share as further described in Note 3 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements." These shares comprised a portion of the aggregate acquisition consideration issued to a small number of related individuals and entities (the "Sellers") who were either "accredited investors" or "sophisticated investors." These securities were issued in an unregistered private placement transaction pursuant to Section 4(a)(2) under the Securities Act of 1933.
In connection with the above acquisition and issuance of Shares, on the first anniversary of the closing date, the Sellers have the right to require us to repurchase the Shares for an aggregate price of $11.8 million (the "Put Option"). The Sellers may terminate this option, in whole or in part, at any time. The Sellers are required to hold the Shares for a period of six months following the termination of the Put Option (the "Holding Period"). If the trading price of the Class A Non-voting Common Stock at the end of the Holding Period is less than $10.06 per share (the average closing sales price of the stock on The Nasdaq Stock Market for the five trading days immediately preceding the closing), then we will make an additional cash payment to the Sellers equal to the aggregate deficit, but such payment will not exceed $1.0 million. If the trading price of the Class A Non-voting Common Stock at the end of the Holding Period is more than $10.06 per share, then we will receive from the Sellers

(either in cash or by returning a portion of the Shares) an amount equal to 50% of the aggregate excess, but such payment will not exceed $1.0 million. As of March 31, 2015, the Sellers had not terminated, in whole or in part, the Put Option.
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
***
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015, March 31, 2014 and September 30, 2014; (ii) Condensed Consolidated Statements of Operations for the three and six-months ended March 31, 2015 and March 31, 2014; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six-months ended March 31, 2015 and March 31, 2014 (iv) Condensed Consolidated Statements of Cash Flows for the six-months ended March 31, 2015 and March 31, 2014; and (v) Notes to Interim Condensed Consolidated Financial Statements.

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
***
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2015, March 31, 2014 and September 30, 2014; (ii) Condensed Consolidated Statements of Operations for the three and six-months ended March 31, 2015 and March 31, 2014; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six-months ended March 31, 2015 and March 31, 2014 (iv) Condensed Consolidated Statements of Cash Flows for the three and six-months ended March 31, 2015 and March 31, 2014; and (v) Notes to Interim Condensed Consolidated Financial Statements.