Form 10-Q
period 2015-06-30
EZCORP INC
filed 2015-11-09
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
As of June 30, 2015, 51,849,933 shares of the registrant’s Class A Non-voting Common Stock including redeemable common stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

EXPLANATORY NOTE
Delayed Filing
We delayed the filing of this Quarterly Report on Form 10-Q for the third quarter of fiscal 2015 (ended June 30, 2015) pending the completion of a review and analysis of certain accounting issues relating to our Grupo Finmart loan portfolio. As a result of that review, we have restated our financial statements for the fiscal years ended September 30, 2014, 2013 and 2012 (including the quarterly periods within those years, other than the first quarter of fiscal 2012) and for the first quarter of fiscal 2015 in order to correct certain accounting errors related to our Grupo Finmart loan portfolio.
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
For a description of the restatement adjustments applicable to the first quarter of fiscal 2015, see "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Grupo Finmart Portfolio Review and Restatement" and Note 2 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements" in our Amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2014 (the "Amended Q115 Quarterly Report").
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
The information in this Report pertaining to the third quarter and first nine months of fiscal 2014 (ended June 30, 2014) and as of September 30, 2014 reflects the restated financial statements for such periods, as set forth in the Amended FY14 Annual Report. The information in this Report pertaining to the first nine months of fiscal 2015 reflects the restated financial statements for the first quarter of fiscal 2015, as set forth in the Amended Q115 Quarterly Report.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share amounts)

	June 30, 2015	June 30, 2014	September 30, 2014

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$114,387	$49,434	$55,325
Restricted cash	28,015	49,129	63,495
Pawn loans	144,377	157,491	162,444
Consumer loans, net	57,737	64,787	63,995
Pawn service charges receivable, net	26,989	29,307	31,044
Consumer loan fees and interest receivable, net	18,180	15,032	12,647
Inventory, net	115,283	130,839	138,175
Deferred tax asset	24,428	15,302	17,572
Prepaid income taxes	44,986	43,677	57,069
Receivables, prepaid expenses and other current assets	33,947	75,161	33,097
Total current assets	608,329	630,159	634,863
Investment in unconsolidated affiliate	90,423	90,730	91,781
Property and equipment, net	101,135	109,458	105,900
Restricted cash, non-current	2,978	4,578	5,070
Goodwill	331,849	436,765	346,577
Intangible assets, net	60,575	78,745	66,086
Non-current consumer loans, net	82,739	84,630	85,004
Deferred tax asset	10,984	9,331	12,142
Other assets, net	54,246	76,137	63,121
Total assets (1)(3)	$1,343,258	$1,520,533	$1,410,544

Liabilities, temporary equity and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$69,054	$41,125	$36,111
Current capital lease obligations	—	520	418
Accounts payable and other accrued expenses	84,036	89,217	94,993
Other current liabilities	6,124	8,716	8,595
Customer layaway deposits	9,635	8,206	8,097
Total current liabilities	168,849	147,784	148,214
Long-term debt, less current maturities	340,822	387,217	392,054
Deferred gains and other long-term liabilities	7,668	21,235	15,172
Total liabilities (2)(4)	517,339	556,236	555,440
Commitments and contingencies
Temporary equity:
Class A Non-voting Common Stock, subject to possible redemption at $10.06 per share; 1,168,456 shares issued and outstanding at redemption value as of June 30, 2015; and none as of June 30, 2014 and September 30, 2014	11,696	—	—
Redeemable noncontrolling interest	16,361	25,662	22,800
Total temporary equity	28,057	25,662	22,800
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million as of June 30, 2015 and 2014 and September 30, 2014; issued and outstanding: 50,681,477 as of June 30, 2015; 51,612,246 as of June 30, 2014; and 50,614,767 as of September 30, 2014	506	519	506
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	327,018	339,869	332,264
Retained earnings	512,694	610,050	509,586
Accumulated other comprehensive (loss) income	(42,386)	68	(10,082)
Treasury stock, at cost; none at June 30, 2015 and September 30, 2014 and 1 million shares at June 30, 2014	—	(11,901)	—
EZCORP, Inc. stockholders’ equity	797,862	938,635	832,304
Total liabilities, temporary equity and stockholders’ equity	$1,343,258	$1,520,533	$1,410,544
See accompanying notes to interim condensed consolidated financial statements.

Assets and Liabilities of Consolidated Variable Interest Entities (See Note 17)
(1) Our consolidated assets as of June 30, 2015 and 2014 and September 30, 2014 include the following assets of our consolidated variable interest entities:

	June 30, 2015	June 30, 2014	September 30, 2014

	(Unaudited)
	(in thousands)
Restricted cash	$1,617	$17,422	$1,921
Consumer loans, net	13,207	11,180	16,465
Consumer loan fees and interest receivable, net	4,979	2,458	3,058
Non-current consumer loans, net	30,238	25,043	35,780
Total assets	$50,041	$56,103	$57,224
(2) Our consolidated liabilities as of June 30, 2015 and 2014 and September 30, 2014 include the following liabilities of our consolidated variable interest entities:

	June 30, 2015	June 30, 2014	September 30, 2014

	(Unaudited)
	(in thousands)
Accounts payable and other accrued expenses	$3,988	$1,090	$2,105
Current maturities of long-term debt	46,039	20,095	25,438
Long-term debt, less current maturities	40,744	26,589	35,624
Total liabilities	$90,771	$47,774	$63,167
Assets and Liabilities of Grupo Finmart Securitization Trust
(3) Our consolidated assets as of June 30, 2015 and 2014 and September 30, 2014 include the following assets of Grupo Finmart’s Securitization trust that can only be used to settle its liabilities:

	June 30, 2015	June 30, 2014	September 30, 2014

	(Unaudited)
		(in thousands)
Restricted cash	$17,398	$5,873	$23,592
Consumer loans, net	37,288	42,936	41,588
Consumer loan fees and interest receivable, net	5,614	6,553	5,489
Restricted cash, non-current	117	16,660	133
Other assets, net	2,102	2,868	2,847
Total assets	$62,519	$74,890	73,649
(4) Our consolidated liabilities as of June 30, 2015 and 2014 and September 30, 2014 include the following liabilities for which the creditors of Grupo Finmart’s securitization trust do not have recourse to the general credit of EZCORP, Inc.:

	June 30, 2015	June 30, 2014	September 30, 2014

	(Unaudited)
		(in thousands)
Long-term debt, less current maturities	$44,450	$56,076	$54,045
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$93,137	$89,170	$310,628	$298,211
Jewelry scrapping sales	10,588	20,273	47,521	74,169
Pawn service charges	57,599	59,917	181,996	183,212
Consumer loan fees and interest	50,796	52,734	164,084	162,715
Other revenues	870	1,040	2,936	3,714
Total revenues	212,990	223,134	707,165	722,021
Merchandise cost of goods sold	61,460	56,014	206,430	184,378
Jewelry scrapping cost of goods sold	8,580	15,131	37,609	55,262
Consumer loan bad debt	13,664	16,401	47,820	45,465
Net revenues	129,286	135,588	415,306	436,916
Operating expenses (income):
Operations	103,030	103,198	307,014	309,666
Administrative	12,602	14,205	31,803	49,925
Depreciation	7,551	7,460	22,823	22,214
Amortization	1,380	1,306	4,205	4,064
(Gain) loss on sale or disposal of assets	(6)	134	879	(6,069)
Restructuring	37	—	763	—
Total operating expenses	124,594	126,303	367,487	379,800
Operating income	4,692	9,285	47,819	57,116
Interest expense	9,659	7,439	32,989	18,604
Interest income	(347)	(377)	(1,393)	(729)
Equity in net income of unconsolidated affiliates	(1,822)	(2,117)	(338)	(3,880)
Impairment of goodwill	10,550	—	10,550	—
Impairment of investments	—	—	—	7,940
Other expense	750	265	3,368	539
(Loss) income from continuing operations before income taxes	(14,098)	4,075	2,643	34,642
Income tax (benefit) expense	(4,131)	406	774	6,081
(Loss) income from continuing operations, net of tax	(9,967)	3,669	1,869	28,561
Loss from discontinued operations, net of tax	(270)	(2,076)	(1,991)	(5,445)
Net (loss) income	(10,237)	1,593	(122)	23,116
Net loss from continuing operations attributable to redeemable noncontrolling interest	(390)	(2,337)	(3,230)	(5,686)
Net (loss) income attributable to EZCORP, Inc.	$(9,847)	$3,930	$3,108	$28,802

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$(0.17)	$0.11	$0.09	$0.63
Discontinued operations	—	(0.04)	(0.04)	(0.10)
Basic (loss) earnings per share	$(0.17)	$0.07	$0.05	$0.53

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$(0.17)	$0.11	$0.09	$0.63
Discontinued operations	—	(0.04)	(0.04)	(0.10)
Diluted (loss) earnings per share	$(0.17)	$0.07	$0.05	$0.53

Weighted-average shares outstanding:
Basic	54,820	54,308	54,216	54,338
Diluted	54,866	54,395	54,280	54,529

Net (loss) income from continuing operations attributable to EZCORP, Inc.	$(9,577)	$6,006	$5,099	$34,247
Loss from discontinued operations attributable to EZCORP, Inc.	(270)	(2,076)	(1,991)	(5,445)
Net (loss) income attributable to EZCORP, Inc.	$(9,847)	$3,930	$3,108	$28,802
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

	(Unaudited)
	(in thousands)
Net (loss) income	$(10,237)	$1,593	$(122)	$23,116
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(9,847)	5,344	(38,066)	7,767
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	375
Cash flow hedges:
Unrealized loss before reclassifications	—	(497)	—	(1,169)
Amounts reclassified from accumulated other comprehensive loss	35	272	422	814
Unrealized holding (loss) gain on available-for-sale arising during period	—	(77)	—	540
Income tax benefit (expense)	1,370	(818)	1,590	(1,201)
Other comprehensive (loss) income, net of tax	(8,442)	4,224	(36,054)	7,126
Comprehensive (loss) income	$(18,679)	$5,817	$(36,176)	$30,242
Attributable to redeemable noncontrolling interest:
Net loss	(390)	(2,337)	(3,230)	(5,686)
Foreign currency translation (loss) gain	(626)	477	(3,853)	755
Amounts reclassified from accumulated other comprehensive loss (income)	9	(90)	103	(142)
Comprehensive loss attributable to redeemable noncontrolling interest	(1,007)	(1,950)	(6,980)	(5,073)
Comprehensive (loss) income attributable to EZCORP, Inc.	$(17,672)	$7,767	$(29,196)	$35,315
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2015	2014

	(Unaudited)
	(in thousands)
Operating activities:
Net (loss) income	$(122)	$23,116
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	27,024	28,083
Amortization (accretion) of debt discount (premium) and consumer loan premium (discount), net	6,512	(68)
Consumer loan loss provision	23,465	28,901
Deferred income taxes	(5,742)	(1,280)
Impairment of goodwill	10,550	—
Restructuring	763	—
Amortization of deferred financing costs	3,423	4,166
Amortization of prepaid commissions	9,878	10,039
Other adjustments	1,215	(753)
Loss (gain) on sale or disposal of assets	956	(6,137)
Stock compensation (benefit) expense	(1,319)	9,487
Income from investments in unconsolidated affiliates	(338)	(3,880)
Impairment of investments	—	7,940
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	(5,360)	1,577
Inventory	926	2,243
Receivables, prepaid expenses, other current assets and other assets	(39,237)	(35,349)
Accounts payable and other accrued expenses and deferred gains and other long-term liabilities	3,942	(9,476)
Customer layaway deposits	1,127	(433)
Restricted cash	(214)	—
Prepaid income taxes	11,885	(20,048)
Payments of restructuring charges	(3,668)	—
Dividends from unconsolidated affiliates	4,842	5,129
Net cash provided by operating activities	50,508	43,257
Investing activities:
Loans made	(640,278)	(705,181)
Loans repaid	474,074	498,222
Recovery of pawn loan principal through sale of forfeited collateral	191,170	182,004
Additions to property and equipment	(22,849)	(15,930)
Acquisitions, net of cash acquired	(4,120)	(12,990)
Investments in unconsolidated affiliates	(12,140)	—
Proceeds from sale of assets	—	10,631
Other investing activities	—	143
Net cash used in investing activities	(14,143)	(43,101)

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Financing activities:
Taxes paid related to net share settlement of equity awards	(196)	(1,990)
Debt issuance costs	—	(12,686)
Payout of deferred and contingent consideration	(6,000)	(23,000)
Proceeds from issuance of convertible notes	—	200,000
Purchase of convertible notes hedges	—	(40,395)
Proceeds from issuance of warrants	—	21,824
Purchase of subsidiary shares from noncontrolling interest	(2,774)	(21,139)
Proceeds from settlement of forward currency contracts	2,313	—
Change in restricted cash	30,335	(40,761)
Proceeds from revolving line of credit	—	389,900
Payments on revolving line of credit	—	(530,800)
Proceeds from borrowings	69,296	154,406
Payments on borrowings and capital lease obligations	(64,586)	(63,162)
Repurchase of common stock	—	(11,901)
Net cash provided by financing activities	28,388	20,296
Effect of exchange rate changes on cash and cash equivalents	(5,691)	(118)
Net increase in cash and cash equivalents	59,062	20,334
Cash and cash equivalents at beginning of period	55,325	29,100
Cash and cash equivalents at end of period	$114,387	$49,434

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$170,185	$171,288
Issuance of common stock, subject to possible redemption, due to acquisition	11,696	—
Deferred consideration	124	2,692
Issuance of common stock to 401(k) plan	—	557
Equity adjustment due to noncontrolling interest purchase	—	6,588
Receivable from issuance of convertible notes	—	30,000
Payable to purchase convertible notes hedges	—	6,059
Warrants receivable related to issuance of convertible notes	—	3,282
Deferred finance cost payable related to convertible notes	—	2,400
Payable to purchase additional shares of noncontrolling interest	322	8,636
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock				Additional Paid-in Capital		Retained Earnings		Accumulated Other Comprehensive (Loss) Income		Treasury Stock			EZCORP, Inc. Stockholders’ Equity
	Shares		Par Value								Shares		Par Value

	(Unaudited, except balances as of September 30, 2014 and 2013)
	(in thousands)
Balances as of September 30, 2013	54,240		$543		$320,537		$581,248		$(6,445)		—		$—	$895,883
Issuance of common stock related to 401(k) match	45		1		557		—		—		—		—	558
Stock compensation	—		—		9,487		—		—		—		—	9,487
Purchase of subsidiary shares from noncontrolling interest	—		—		(13,259)		—		(15)		—		—	(13,274)
Release of restricted stock	297		5		—		—		—		—		—	5
Tax deficiency of stock compensation	—		—		(569)		—		—		—		—	(569)
Taxes paid related to net share settlement of equity awards	—		—		(1,990)		—		—		—		(1)	(1,991)
Effective portion of cash flow hedge	—		—		—		—		(213)		—		—	(213)
Net proceeds from sale of warrants	—		—		25,106		—		—		—		—	25,106
Unrealized loss on available-for-sale securities	—		—		—		—		351		—		—	351
Foreign currency translation adjustment	—		—		—		—		6,015		—		—	6,015
Foreign currency translation reclassification adjustment realized upon impairment	—		—		—		—		375		—		—	375
Purchase of treasury stock	—		—		—		—		—		1,000		(11,900)	(11,900)
Net income attributable to EZCORP, Inc.	—		—		—		28,802		—		—		—	28,802
Balances as of June 30, 2014	54,582		$549		$339,869		$610,050		$68		1,000		$(11,901)	$938,635

Balances as of September 30, 2014	53,585		$536		$332,264		$509,586		$(10,082)		—		$—	$832,304
Issuance of common stock related to 401(k) match	1		—		—		—		—		—		—	—
Stock compensation	—		—		(1,319)		—		—		—		—	(1,319)
Purchase of subsidiary shares from noncontrolling interest	—	—	—	—	(3,564)	—	—	—	(72)	—	—	—	—	(3,636)
Release of restricted stock	66		—		—		—		—		—		—	—
Tax deficiency of stock compensation	—		—		(167)		—		—		—		—	(167)
Taxes paid related to net share settlement of equity awards	—		—		(196)		—		—		—		—	(196)
Amounts reclassified from accumulated other comprehensive loss	—		—		—		—		319		—		—	319
Foreign currency translation adjustment	—		—		—		—		(32,551)		—		—	(32,551)
Net income attributable to EZCORP, Inc.	—		—		—		3,108		—		—		—	3,108
Balances as of June 30, 2015	53,652		$536		$327,018		$512,694		$(42,386)		—		$—	$797,862
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
June 30, 2015
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Organization
We are a leading provider of specialty consumer financial services. With approximately 7,100 teammates and 1,350 locations and branches, we provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term and long-term consumer loans including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans, or fee-based credit services to customers seeking loans in the United States, Mexico and Canada. Subsequent to June 30, 2015, we discontinued our consumer loan operations in the United States.
We also own approximately 32% of Cash Converters International Limited ("Cash Converters International"), which is based in Australia and franchises and operates a worldwide network of over 750 locations that provide financial services and buy and sell second-hand goods.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to discontinued operations (described in Note 2). Furthermore, certain reclassifications of prior period amounts have been made to conform to the current period presentation. We have reclassified unamortized debt issuance costs of $16.0 million as of June 30, 2014 from "Other assets, net" to "Intangible assets, net" to conform to current period presentation.
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in our Amended Annual Report on Form 10-K/A for the year ended September 30, 2014 the "Amended FY14 Annual Report"). The balance sheet as of September 30, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our business is subject to seasonal variations, and operating results for the three and nine-months ended June 30, 2015 (the "current quarter" and "current nine-month period") are not necessarily indicative of the results of operations for the full fiscal year.
These condensed consolidated financial statements include the accounts of EZCORP, Inc. ("EZCORP") and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation. As of June 30, 2015, we owned 76% of the outstanding equity interests in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), doing business under the brands "Crediamigo" and "Adex," and therefore, include its results in our condensed consolidated financial statements.
To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity; otherwise, the entity is evaluated under the voting interest model. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. Grupo Finmart has completed several transfers of consumer loans to various securitization trusts. We consolidate those securitization entities under the VIE model. See Note 17.
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
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires reporting entities to record costs paid to third parties that are directly related to issuing debt, and that otherwise would not be incurred, as a deduction to the corresponding debt for presentation purposes. In addition, in August 2015, FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The provisions of each ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for each. A reporting entity may apply each amendment retrospectively and the adoption represents a change in accounting principle. The impact of adopting ASU 2015-15 would result in the election to continue to present debt issuance costs related to our revolving credit facilities as an asset. The impact of ASU 2015-03 on our consolidated financial statements as of June 30, 2015, June 30, 2014 and September 30, 2014 would include an estimated reclassification of unamortized debt issuance costs of $7.1 million, $11.0 million and $10.3 million, respectively, from "Intangible assets, net" to "Long-term debt, less current maturities" and $3.0 million, $4.0 million and $4.0 million, respectively, from "Intangible assets, net" to "Current maturities of long-term debt" within the condensed consolidated balance sheets. Other than these reclassification, the adoption of ASU 2015-03 is not expected to have an impact on our financial position, results of operations or cash flows.
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
See Note 18 for discussion of discontinued operations and restructuring actions subsequent to June 30, 2015.

Accrued lease termination costs, severance costs and other costs related to discontinued operations are included under "Accounts payable and other accrued expenses" in our condensed consolidated balance sheets. Changes in these amounts during the three and nine-month periods ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015

	(in millions)
Beginning balance	$10.2	$8.9
Charged to expense*	—	4.0
Cash payments	(0.1)	(1.5)
Other**	—	(1.3)
Balance as of June 30, 2015	$10.1	$10.1
* We recorded additional one-time charges of $3.3 million related to Cash Genie regulatory compliance and $0.7 million related to severance costs during the nine-month period ended June 30, 2015.
** This balance consists of adjustments due to foreign currency effects and other individually immaterial adjustments.

	Three Months Ended June 30, 2014	Nine Months Ended June 30, 2014

	(in millions)
Beginning balance	$2.2	$7.1
Charged to expense	—	—
Cash payments	(0.5)	(3.4)
Other*	(0.8)	(2.8)
Balance as of June 30, 2014	$0.9	$0.9
* This balance consists of adjustments due to foreign currency effects and other individually immaterial adjustments related to negotiated lease termination amounts being lower than the initial lease buyout estimates recorded during fiscal 2013.
Discontinued operations for the three-month periods ended June 30, 2015 and 2014 include $0.1 million and $0.1 million of total revenues, respectively. Discontinued operations for the nine-month periods ended June 30, 2015 and 2014 include $1.7 million and $2.9 million of total revenues, respectively.
All revenue, expense and income reported in these condensed consolidated financial statements have been adjusted to reflect reclassification of all discontinued operations.
Restructuring
During the fourth quarter of fiscal 2014, we conducted a company-wide operational review to realign our organization to streamline operations and create synergies and efficiencies. The operational review resulted in the reduction of non-customer-facing overhead. Changes in the balance of restructuring costs during the three and nine-month periods ended June 30, 2015 resulting from this initiative are summarized as follows:

	Three Months Ended June 30, 2015	Nine Months Ended June 30, 2015

	(in thousands)
Beginning balance	$3,885	$6,121
Charged to expense	37	763
Cash payments	(706)	(3,668)
Balance as of June 30, 2015	$3,216	$3,216
The accrual for restructuring costs as of June 30, 2015 represents the amounts to be paid related to severance for employees that have been terminated or identified for termination as a result of the initiatives described above. We estimate we will make a portion of the remaining payments during fiscal 2015, at which time this initiative will be substantially complete. We continue to review the impact of these actions and will determine if, based on future operating results, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions.

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
On the first anniversary of the closing date, the Sellers have the right to require us to repurchase the Shares for an aggregate price of $11.8 million (the "Put Option"). The Sellers may terminate the Put Option, in whole or in part, at any time. The Sellers are required to hold the Shares for a period of six months following the termination of the Put Option or such later date when we are in compliance with Rule 144(c) (the "Holding Period"). If the trading price of the Class A Non-voting Common Stock at the end of the Holding Period is less than $10.06 per share (the average closing sales price of the stock on The Nasdaq Stock Market for the five trading days immediately preceding the closing), then we will make an additional cash payment to the Sellers equal to the aggregate deficit, but such payment will not exceed $1.0 million. If the trading price of the Class A Non-voting Common Stock at the end of the Holding Period is more than $10.06 per share, then we will receive from the Sellers (either in cash or by returning a portion of the Shares) an amount equal to 50% of the aggregate excess, but such payment will not exceed $1.0 million (the "Holding Period Adjustment"). As of June 30, 2015, the Sellers had not terminated the Put Option in whole or in part.
The Put Option is not accounted for separately from the Shares and does not require bifurcation. The Shares are accounted for as common stock, subject to possible redemption under FASB ASC 480 Distinguishing Liabilities from Equity and are included in temporary equity in our condensed consolidated balance sheet as of June 30, 2015. The Holding Period Adjustment is accounted for as a contingent consideration asset under FASB ASC 805 Business Combinations, will be adjusted to fair value in subsequent reporting periods, and is recorded in our condensed consolidated balance sheet at its estimated fair value under "Other assets, net" as of June 30, 2015. See Note 14 for additional information regarding the Holding Period Adjustment.
See Note 18 for discussion of acquisitions subsequent to June 30, 2015.
NOTE 4: EARNINGS PER SHARE
The two-class method is utilized for the computation of earnings per share. The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Income allocated to these participating securities is excluded from net earnings allocated to common shares. There were no participating securities outstanding during the three and nine-month periods ended June 30, 2015 and 2014.
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

Components of basic and diluted earnings per share and excluded anti-dilutive potential common shares are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

	(in thousands, except per share amounts)
Net (loss) income from continuing operations attributable to EZCORP (A)	$(9,577)	$6,006	$5,099	$34,247
Loss from discontinued operations, net of tax (B)	(270)	(2,076)	(1,991)	(5,445)
Net (loss) income attributable to EZCORP (C)	$(9,847)	$3,930	$3,108	$28,802

Weighted-average outstanding shares of common stock (D)	54,820	54,308	54,216	54,338
Dilutive effect of restricted stock	46	87	64	191
Weighted-average common stock and common stock equivalents (E)	54,866	54,395	54,280	54,529

Basic (loss) earnings per share attributable to EZCORP:
Continuing operations (A / D)	$(0.17)	$0.11	$0.09	$0.63
Discontinued operations (B / D)	—	(0.04)	(0.04)	(0.10)
Basic (loss) earnings per share (C / D)	$(0.17)	$0.07	$0.05	$0.53

Diluted (loss) earnings per share attributable to EZCORP:
Continuing operations (A / E)	$(0.17)	$0.11	$0.09	$0.63
Discontinued operations (B / E)	—	(0.04)	(0.04)	(0.10)
Diluted (loss) earnings per share (C / E)	$(0.17)	$0.07	$0.05	$0.53

Potential common shares excluded from the calculation of diluted (loss) earnings per share:
Restricted stock	233	214	—	213
Warrants	14,317	14,317	14,317	14,317
Total potential common shares excluded	14,550	14,531	14,317	14,530
NOTE 5: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of June 30, 2015, we owned 151,948,000 shares, or approximately 32%, of Cash Converters International, a company headquartered in Perth, Australia and publicly traded on the Australian Stock Exchange. Cash Converters International franchises and operates a worldwide network of over 750 specialty financial services and retail stores, with significant store concentrations in Australia and the United Kingdom, that buy and sell second-hand goods and provide pawn loans, short-term unsecured loans and other consumer finance products. Our initial total investment in Cash Converters International was acquired between November 2009 and November 2012 for approximately $68.8 million. An additional 15,100,000 shares were acquired in December 2014 for approximately $12.1 million in connection with a non-underwritten placement of 47,400,000 shares by Cash Converters International.
We account for our investment in Cash Converters International using the equity method. Since Cash Converters International’s fiscal year ends three-months prior to ours, we report the income from this investment on a three-month lag. Cash Converters International files semi-annual financial reports with the Australian Securities & Investments Commission for its fiscal periods ending December 31 and June 30. Due to the three-month lag, income reported for our nine-month periods ended June 30, 2015 and 2014 represents our percentage interest in the results of Cash Converters International’s operations from July 1, 2014 to March 31, 2015 and July 1, 2013 to March 31, 2014, respectively.

During the three and nine-month periods ended June 30, 2015, our equity in Cash Converters International’s net loss was $1.8 million and $0.3 million, respectively. During the three and nine-month periods ended June 30, 2014 our equity in Cash Converters International’s net income was $2.1 million and $5.1 million, respectively.
Additionally, during the three and nine-month periods ended June 30, 2015, we received dividends of $2.4 million and $4.8 million, respectively. During the three and nine-month periods ended June 30, 2014, we received dividends of $2.5 million and $5.1 million, respectively.
The following table presents summary financial information for Cash Converters International’s most recently reported results as of June 30, 2015 after translation to U.S. dollars (using the exchange rate as of December 31 of each year for balance sheet items and average exchange rates for the income statement items for the periods indicated):

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
Cash Converters International’s total assets increased 2% from December 31, 2013 to December 31, 2014. Cash Converters International's (loss) profit for the period attributable to the owners of the parent decreased from a $9.1 million profit in the six-month period ended December 31, 2013 to a loss of $4.7 million loss in the six-month period ended December 31, 2014. The loss is due to a charge that Cash Converters International incurred in December 2014 in connection with the termination of agency agreements with certain development agents. See Note 18 for further discussion of events impacting Cash Converters International's financial information subsequent to June 30, 2015.
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

Fair Value Measurements
The fair value for Cash Converters International as of June 30, 2015 and 2014 and September 30, 2014 was considered a Level 1 estimate within the fair value hierarchy of FASB ASC 820-10-50, and was calculated as (a) the quoted stock price on the Australian Stock Exchange as of June 30, 2015 and 2014 and September 30, 2014 multiplied by (b) the number of shares we owned as of June 30, 2015 and 2014 and September 30, 2014 multiplied by (c) the applicable foreign currency exchange rate as of June 30, 2015 and 2014 and September 30, 2014. We included no control premium for owning a large percentage of outstanding shares.
The table below summarizes the carrying amount and fair value of Cash Converters International as of the dates indicated:

	June 30, 2015	June 30, 2014	September 30, 2014

	(in thousands of U.S. dollars)
Recorded value	$90,423	$90,730	$91,781
Fair value	81,426	139,213	128,956
The fair value of our investment in Cash Converters International was below the carrying value as of June 30, 2015. Given the decline in fair value began in the third quarter of fiscal 2015, we considered the guidance in ASC 320-10-S99-1 and ASC 323-10-35 and determined that the impairment was temporary as of June 30, 2015. See Note 18 for further discussion of the subsequent fair value of our investment in Cash Converters International.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the balance of goodwill and each major class of intangible assets as of the specified dates:

	June 30, 2015	June 30, 2014	September 30, 2014

	(in thousands)
Goodwill	$331,849	$436,765	$346,577

Indefinite-lived intangible assets, net:
Pawn licenses	$8,836	$8,836	$8,836
Trade names	6,697	8,281	6,990
Domain name	—	228	13
Total indefinite-lived intangible assets, net	$15,533	$17,345	$15,839

Definite-lived intangible assets, net:
Real estate finders’ fees	$1,025	$841	$787
Non-compete agreements	303	431	391
Favorable lease	452	541	517
Franchise rights	1,062	1,294	1,222
Contractual relationship	10,364	14,164	13,222
Internally developed software	21,257	27,914	18,759
Deferred financing costs	10,434	16,003	15,143
Other	145	212	206
Total definite-lived intangible assets, net	$45,042	$61,400	$50,247

Intangible assets, net	$60,575	$78,745	$66,086
The following tables present the changes in the carrying value of goodwill during the periods presented:

	U.S. & Canada	Latin America	Other International	Consolidated

	(in thousands)
Balances as of September 30, 2014	$239,179	$107,398	$—	$346,577
Acquisitions	10,710	—	—	10,710
Impairment	(10,550)	—	—	(10,550)
Effect of foreign currency translation changes	—	(14,888)	—	(14,888)
Balances as of June 30, 2015	$239,339	$92,510	$—	$331,849

	U.S. & Canada	Latin America	Other International	Consolidated

	(in thousands)
Balances as of September 30, 2013	$283,199	$110,209	$39,892	$433,300
Effect of foreign currency translation changes	—	1,228	2,237	3,465
Balances as of June 30, 2014	$283,199	$111,437	$42,129	$436,765
On February 19, 2015, we completed the acquisition of 12 pawn stores in Central Texas doing business under the "Cash Pawn" brand. We recorded $10.7 million in goodwill pertaining to this acquisition. The acquisition was made as part of our continuing strategy to enhance our earnings over the long-term. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include a greater presence in the Central Texas market, as well as the ability to further leverage our expense structure through increased scale. See Note 3 for additional information regarding the acquisition. See Note 18 for discussion of an additional acquisition completed subsequent to June 30, 2015.

In accordance with ASC 350-20-35, Goodwill — Subsequent Measurement, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently when there are events or circumstances that indicate that it is more likely than not that an impairment exists. During the nine-month period ended June 30, 2015, we evaluated such events and circumstances and concluded that there were indicators of impairment under ASC 350-20-35-3C. These indicators of impairment primarily include a continued decline in our stock price in addition to Consumer Financial Protection Bureau proposals issued in March 2015, whose impact was subsequently evaluated by management. We performed a quantitative Step 1 analysis under ASC 350-20-35 and determined that the fair value of each of our reporting units exceeded the carrying value, with the exception of our U.S. Financial Services reporting unit. The fair values of each reporting unit were determined based upon a discounted cash flow approach. We further measured the impairment of goodwill associated with the U.S. Financial Services reporting unit under Step 2 and determined that $10.6 million, the entire amount of goodwill associated with the U.S. Financial Services reporting unit, should be written-off during the three-month period ended June 30, 2015. The impairment was recorded under "Impairment of goodwill" on the condensed consolidated statements of operations under the U.S. and Canada segment. No other long-term assets were determined to be impaired as of June 30, 2015. We will further perform our required annual impairment test in the fourth quarter of our fiscal 2015. See Note 18 for discussion of goodwill and other long-term asset impairment that occurred subsequent to June 30, 2015, including impairments associated with our discontinuance of the U.S. Financial Services business announced in July 2015.
The amortization of most definite-lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to operations expense (rent expense) over the related lease terms. The deferred financing costs are amortized to interest expense over the life of the related debt instrument.
The following table presents the amount and classification of amortization recognized as expense in each of the periods presented, without regard for any subsequent impairments of intangible assets:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

	(in thousands)
Amortization expense in continuing operations	$1,380	$1,306	$4,205	$4,064
Amortization expense in discontinued operations	—	334	—	1,491
Operations expense	25	30	77	91
Interest expense	798	1,616	3,423	4,166
Total expense from the amortization of definite-lived intangible assets	$2,203	$3,286	$7,705	$9,812
The following table presents our estimate of the amount and classification of future amortization expense for definite-lived intangible assets, without regard for any subsequent impairments of intangible assets:

Fiscal Years Ended September 30,	Amortization Expense	Operations Expense	Interest Expense

	(in thousands)
2015	$1,893	$27	$438
2016	6,762	106	1,754
2017	6,527	106	1,754
2018	5,556	106	1,754
2019	4,826	78	1,325
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE 7: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The following table presents our long-term debt instruments and balances under capital lease obligations outstanding as of June 30, 2015 and 2014 and September 30, 2014. The non-recourse debt matures at various months in the years so indicated in the table below:

	June 30, 2015		June 30, 2014		September 30, 2014
	Carrying Amount	Debt (Discount) Premium	Carrying Amount	Debt (Discount) Premium	Carrying Amount	Debt (Discount) Premium

	(in thousands)
Recourse to EZCORP:
2.125% cash convertible senior notes due 2019	$191,792	$(38,208)	$183,694	$(46,306)	$185,693	$(44,307)
Cash convertible senior notes due 2019 embedded derivative	23,160	—	46,454	—	36,994	—
Capital lease obligations	—	—	520	—	418	—
Non-recourse to EZCORP:
Secured foreign currency debt up to $3 million due 2014	—	—	251	28	63	3
Secured foreign currency debt up to $9 million due 2014	—	—	—	—	86	—
Secured foreign currency debt up to $5 million due 2015	—	—	1,218	—	—	—
Secured foreign currency debt up to $19 million due 2015	—	—	5,516	—	—	—
Secured foreign currency debt up to $5 million due 2016	—	—	747	—	—	—
Secured foreign currency debt up to $16 million due 2016	1,767	—	—	—	4,796	—
Secured foreign currency debt up to $20 million due 2017	19,157	—	23,077	—	22,240	—
Consumer loans facility due 2019	46,552	—	56,075	—	54,045	—
10% unsecured notes due 2014	—	—	6,528	—	1,158	—
11% unsecured notes due 2014	—	—	111	—	—	—
9% unsecured notes due 2015	12,518	—	29,933	—	29,875	—
10% unsecured notes due 2015	—	—	700	—	943	—
11% unsecured notes due 2015	4,218	—	—	—	4,897	—
10% unsecured notes due 2016	821	—	122	—	118	—
13% unsecured notes due 2016	639	—	—	—	—	—
12% secured notes due 2016	3,216	22	—	—	3,881	174
12% secured notes due 2017	—	—	4,078	232	—	—
12% secured notes due 2019	—	—	23,153	—	—	—
12% secured notes due 2020	19,221	—	—	—	22,314	—
17% secured notes due 2015 consolidated from VIEs	21	—	5,131	—	3,207	—
15% secured notes due 2016 consolidated from VIEs	7,098	—	10,000	—	9,638	—
11% secured notes due 2017 consolidated from VIEs	57,247	—	16,474	—	14,982	—
11% secured notes due 2017 consolidated from VIEs	8,874	—	15,080	—	13,590	—
15% secured notes due 2017 consolidated from VIEs	13,575	—	—	—	19,645	—
Total	409,876	(38,186)	428,862	(46,046)	428,583	(44,130)
Less current portion	69,054	22	41,645	233	36,529	177
Total long-term debt and capital lease obligations	$340,822	$(38,208)	$387,217	$(46,279)	$392,054	$(44,307)
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
2.125% Cash Convertible Senior Notes Due 2019
In June 2014 ("Original Issuance Date"), we issued $200.0 million aggregate principal amount of 2.125% cash convertible senior notes due 2019 (the “Cash Convertible Notes”). We granted the initial purchasers the option to purchase up to an additional $30.0 million aggregate principal amount of Cash Convertible Notes. Such option was exercised in full on June 27, 2014, and we issued an additional $30.0 million principal amount of Cash Convertible Notes on July 2, 2014. All of the Cash Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The Cash Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The Cash Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year, commencing on December 15, 2014, and will mature on June 15, 2019 (the "Maturity Date").
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
See Note 18 for discussion of a default under the indenture subsequent to June 30, 2015.
Cash Convertible Notes Embedded Derivative
We account for the cash conversion feature of the Cash Convertible Notes as a separate derivative instrument (the “Cash Convertible Notes Embedded Derivative”), which had a fair value of $46.5 million on the issuance date that was recognized as the original issue discount of the Cash Convertible Notes. This original issue discount is being amortized to interest expense over the term of the Cash Convertible Notes using the effective interest method. As of June 30, 2015 and September 30, 2014, the Cash Convertible Notes Embedded Derivative was recorded as a non-current liability under "Long-term debt, less current maturities" in our condensed consolidated balance sheets, and will be marked to market in subsequent reporting periods. The classification of the Cash Convertible Notes Embedded Derivative liability as current or non-current on the condensed consolidated balance sheets corresponds with the classification of the net balance of the Cash Convertible Notes as discussed below.
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
Impact of Early Conversion Conditions on Financial Statements
As of June 30, 2015, the Cash Convertible Notes were not convertible because the Early Conversion Conditions described above had not been met. Accordingly, the net balance of the Cash Convertible Notes of $191.8 million and $185.7 million was classified as a non-current liability in our condensed consolidated balance sheets as of June 30, 2015 and September 30, 2014, respectively. The classification of the Cash Convertible Notes as current or non-current in the condensed consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the Early Conversion Conditions has been met.
If any of the Early Conversion Conditions is met in any future fiscal quarter, we would classify our net liability under the Cash Convertible Notes as a current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If none of the Early Conversion Conditions have been met in a future fiscal quarter prior to the one year period immediately preceding the Maturity Date, we would classify our net liability under the Cash Convertible Notes as a non-current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their Cash Convertible Notes prior to maturity, any unamortized discount and transaction costs will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on June 30, 2015, we would have recorded an expense of $45.2 million associated with the conversion, comprised of $38.2 million of unamortized debt discount and $7.0 million of unamortized debt issuance costs. As of June 30, 2015, none of the note holders had elected to convert their Cash Convertible Notes.
Cash Convertible Notes Hedges
In connection with the issuance of the Cash Convertible Notes, we purchased cash-settled call options (the “Cash Convertible Notes Hedges”) in privately negotiated transactions with certain of the initial purchasers or their affiliates (in this capacity, the “Option Counterparties”). The Cash Convertible Notes Hedges provide us with the option to acquire, on a net settlement basis, approximately 14.3 million shares of our Class A Common Stock at a strike price of $16.065, which is equal to the number of shares of our Class A Common Stock that notionally underlie the Cash Convertible Notes and corresponds to the conversion price of the Cash Convertible Notes. The Cash Convertible Notes Hedges have an expiration date that is the same as the Maturity Date of the Cash Convertible Notes, subject to earlier exercise. The Cash Convertible Notes Hedges have customary anti-dilution provisions similar to the Cash Convertible Notes. If we exercise the Cash Convertible Notes Hedges, the aggregate amount of cash we will receive from the option counterparties to the Cash Convertible Notes Hedges will cover the aggregate amount of cash that we would be required to pay to the holders of the converted Cash Convertible Notes, less the principal amount thereof. As of June 30, 2015, we have not purchased any shares under the Cash Convertible Notes Hedges.
The aggregate cost of the Cash Convertible Notes Hedges was $46.5 million (or $21.3 million net of the total proceeds from the Warrants sold, as discussed below). The Cash Convertible Notes Hedges are accounted for as a derivative asset and are recorded in the condensed consolidated balance sheets at their estimated fair value under "Other assets, net." The fair value of the Cash Convertible Notes Hedges was $23.2 million, $46.5 million and $37.0 million as of June 30, 2015, June 30, 2014 and September 30, 2014, respectively. The Cash Convertible Notes Embedded Derivative liability and the Cash Convertible Notes

Hedges asset will be adjusted to fair value each reporting period and unrealized gains and losses will be reflected in the condensed consolidated statements of operations. The Cash Convertible Notes Embedded Derivative and the Cash Convertible Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments are expected to offset and not have a net impact on the condensed consolidated statements of operations.
The classification of the Cash Convertible Notes Hedges asset as current or long-term on the condensed consolidated balance sheets corresponds with the classification of the Cash Convertible Notes, which is evaluated at each balance sheet date and may change from time to time depending on whether any of the Early Conversion Conditions has been met.
Cash Convertible Notes Warrants
In connection with the issuance of the Cash Convertible Notes, we also sold net-share-settled warrants (the “Warrants”) in privately negotiated transactions with the Option Counterparties for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share, for total proceeds of $25.1 million, net of issuance costs, which was recorded as an increase in stockholders' equity. The Warrants have customary anti-dilution provisions similar to the Cash Convertible Notes. As a result of the Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter. The Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the Warrants, we will issue shares of Class A Common Stock to the purchasers of the Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement. As of June 30, 2015, there were 14.3 million warrants outstanding.
Cash Convertible Notes Interest Expense
Total interest expense attributable to the Cash Convertible Notes for the three and nine-month periods ended June 30, 2015 was $3.6 million and $11.0 million, respectively, comprised of contractual interest expense of $1.2 million and $3.7 million, respectively, debt discount amortization of $2.1 million and $6.1 million, respectively, and deferred financing costs amortization of $0.3 million and $1.2 million, respectively. The effective interest rate for the three and nine-month periods ended June 30, 2015 was approximately 7.2%.
As of June 30, 2015, the remaining unamortized issuance discount and costs will be amortized over the next four years assuming no early conversion.
Non-Recourse Debt to EZCORP
On January 30, 2012, we acquired a 60% ownership interest in Grupo Finmart. On June 30, 2014, we acquired an additional 16% of the ordinary shares outstanding of Grupo Finmart, increasing our ownership percentage from 60% to 76%. Non-recourse debt amounts in the table previously presented represent Grupo Finmart’s third party debt. The holders of all unsecured notes have recourse solely to Grupo Finmart's net assets. All foreign currency debt is guaranteed by Grupo Finmart's loan portfolio or collateralized cash at Grupo Finmart’s option. As of June 30, 2015, Grupo Finmart’s foreign currency debt was guaranteed by consumer loans totaling $72.5 million, included under “Consumer loans, net” and “Non-current consumer loans, net” in our condensed consolidated balance sheets, and collateralized cash totaling $26.1 million, included under “Restricted cash” and “Restricted cash, non-current” in our condensed consolidated balance sheets.
Interest on secured foreign currency debt due 2016 is charged at the Mexican Interbank Equilibrium ("TIIE") plus a margin of 4.9%, or a total of 8.2% as of June 30, 2015 and requires monthly payments of $0.1 million with the remaining principal due at maturity. The 12% secured notes due 2016 require monthly payments of $3.2 million with the remaining principal due at maturity. The secured foreign currency debt due in 2017 has a 14.5% interest rate and requires monthly payments of $1.6 million, beginning May 2016, with the remaining principal due at maturity. The 12% secured notes due in 2020 require monthly payments of $1.1 million, beginning December 2018, with the remaining principal due at maturity. The entire principal balance of the 9% unsecured notes due 2015, 11% unsecured notes due 2015, 10% unsecured notes due 2016 and 13% unsecured notes due 2016 is due at maturity. Amounts due are in Mexican Pesos and are revalued each reporting period.
Consumer Loans Facility Due 2019
On February 17, 2014, Grupo Finmart entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The unrestricted cash received from this borrowing in the amount of $29.2 million was primarily used to repay the previous securitization borrowing facility due in 2017 and the transaction costs associated with this transaction. The cash proceeds of approximately $17.0 million are restricted primarily for $14.8 million of collection rights on the additional eligible loans from Grupo Finmart, which Grupo Finmart expects to deliver to the trust within the next 12 months, and $2.2 million of interest and trust maintenance costs to be recovered at repayment. The restricted cash proceeds of $14.8 million are recourse to Grupo Finmart unless additional eligible loans are delivered within the two year period specified in the agreement. The borrowing facility has a two year lending period, ending February 17, 2016, and fully and matures on March 19, 2019. Upon the termination of the lending period, Grupo Finmart has an option to start prepaying the principal early from the collection received by the trust. Grupo Finmart will continue to service the underlying loans in the trust.
As of June 30, 2015, the remaining deferred financing costs related to the consumer loans facility due 2019 totaling $2.1 million are included under "Intangible assets, net" in our condensed consolidated balance sheet and are being amortized to interest expense over the term of the agreement.
Grupo Finmart is the primary beneficiary of the securitization trust because Grupo Finmart has the power to direct the most significant activities of the trust through its role as servicer of all the receivables held by the trust and through its obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we consolidate the trust.
Interest on the consumer loans facility due 2019 is charged at TIIE plus a margin of 2.5%, or a total of 5.8% as of June 30, 2015.
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
In October 2013, VIE C issued $9.3 million of 17% Notes due May 2015 and $10.0 million of 15% Notes due October 2016 to the first beneficiary of VIE C. The debt was collateralized with the principal and interest collected from loan portfolios of VIE C. The 17% Notes due May 2015 and the 15% Notes due October 2016 require monthly payments of approximately and $0.4 million, each, comprised of interest and principal.
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
Stock Compensation
Our net (loss) income includes the following compensation expense (benefit) related to our stock compensation arrangements:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014

	(in thousands)
Gross compensation cost	$609	$1,290	$(1,319)	$9,487
Income tax expense (benefit)	206	(579)	(649)	(3,448)
Net compensation expense (benefit)	$815	$711	$(1,968)	$6,039
In June 2014, in connection with the issuance of the Convertible Notes discussed in Note 7, we repurchased 1.0 million shares of outstanding Class A common stock in privately negotiated transactions totaling $11.9 million. We recognized the total amount of the repurchased shares in Treasury Stock on our condensed consolidated balance sheet as of June 30, 2014.
NOTE 9: TEMPORARY EQUITY
The following table provides a summary of the activity in our temporary equity balances during the nine-month periods ended June 30, 2015 and 2014:

	Common Stock, Subject to Possible Redemption	Redeemable Noncontrolling Interest	Total Temporary Equity

	(in thousands)
Balances as of September 30, 2014	$—	$22,800	$22,800
Issuance of common stock, subject to possible redemption	11,696	—	11,696
Sale of additional shares to parent	—	541	541
Net loss attributable to redeemable noncontrolling interest	—	(3,230)	(3,230)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	—	(3,853)	(3,853)
Effective portion of cash flow hedge	—	103	103
Balances as of June 30, 2015	$11,696	$16,361	$28,057

Balance as of September 30, 2013	$—	$47,297	$47,297
Sale of additional shares to parent	—	(16,562)	(16,562)
Net income attributable to redeemable noncontrolling interest	—	(5,686)	(5,686)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	—	755	755
Effective portion of cash flow hedge	—	(142)	(142)
Balance as of June 30, 2014	$—	$25,662	$25,662
In February 2015, we issued 1,168,456 shares of our Class A Non-voting Common Stock, valued at $10.01 per share, in connection with the acquisition of 12 pawn stores. These shares are subject to possible redemption and accounted for as temporary equity. See Note 1 and Note 3 for additional information regarding the acquisition and the shares issued in connection with the acquisition.
On April 1, 2015, we completed the acquisition of the remaining 41% outstanding equity interest in TUYO for $2.8 million in cash and a $0.3 million note payable over the next five years. Prior to this acquisition we owned a 59% interest in TUYO, included their results in our consolidated financial statements and included redeemable noncontrolling interest (related to the minority ownership) in temporary equity. Following our acquisition of the remaining outstanding equity interest in TUYO, we account for TUYO as a wholly-owned subsidiary.
See Note 18 for discussion of the acquisition of an additional interest in Grupo Finmart subsequent to June 30, 2015.
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
The effective tax rate from continuing operations for the three-month period ended June 30, 2015 was 29% of pre-tax income compared to 10% for the three-month period ended June 30, 2014. The effective tax rate for the three-month period ended June 30, 2015 was higher primarily due to the elimination of the tax rate differential on discontinued foreign operations, a reduction of costs paid to offshore affiliates and lower non-U.S. undistributed earnings.
The effective tax rate from continuing operations for the nine-month period ended June 30, 2015 was 29% of pre-tax income compared to 18% for the nine-month period ended June 30, 2014. The effective tax rate for the nine-month period ended June 30, 2014 was lower primarily due to the elimination of the tax rate differential on discontinued foreign operations, a reduction of costs paid to offshore affiliates and lower non-U.S. undistributed earnings.
NOTE 11: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. Except as otherwise noted, we are unable to determine the ultimate outcome of any current litigation or regulatory actions. These matters are subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from conducting our business as we currently do. Any unfavorable ruling or outcome could have a material adverse effect on our financial condition, results of operations or liquidity and could negatively affect our reputation. We have not recorded a liability for any of these matters as of June 30, 2015 because we do not believe that any loss was probable or that the amount of any probable loss could be reasonably estimated as that time.
The following descriptions include developments through the date of filing of this Report. For discussion of legal proceedings arising subsequent to June 30, 2015, see Note 18.
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
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our condensed consolidated financial statements. The following tables present operating segment information for the three and nine-month periods ended June 30, 2015 and 2014, including reclassifications discussed in Note 1 and adjustments to reflect reclassification of all discontinued operations discussed in Note 2.

	Three Months Ended June 30, 2015
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$77,690	$15,447	$—	$93,137	$—	$93,137
Jewelry scrapping sales	9,702	886	—	10,588	—	10,588
Pawn service charges	49,609	7,990	—	57,599	—	57,599
Consumer loan fees and interest	33,815	16,981	—	50,796	—	50,796
Other revenues	554	316	—	870	—	870
Total revenues	171,370	41,620	—	212,990	—	212,990
Merchandise cost of goods sold	50,432	11,028	—	61,460	—	61,460
Jewelry scrapping cost of goods sold	7,713	867	—	8,580	—	8,580
Consumer loan bad debt	10,821	2,843	—	13,664	—	13,664
Net revenues	102,404	26,882	—	129,286	—	129,286
Segment and corporate expenses (income):
Operations	83,905	19,125	—	103,030	—	103,030
Administrative	—	—	—	—	12,602	12,602
Depreciation	4,542	1,249	—	5,791	1,760	7,551
Amortization	56	365	—	421	959	1,380
(Gain) loss on sale or disposal of assets	(29)	7	—	(22)	16	(6)
Interest expense	3	5,882	—	5,885	3,774	9,659
Interest income	(11)	(288)	—	(299)	(48)	(347)
Equity in net income of unconsolidated affiliate	—	—	(1,822)	(1,822)	—	(1,822)
Impairment of goodwill	10,550	—	—	10,550	—	10,550
Restructuring	—	—	—	—	37	37
Other expense (income)	2	1,323	—	1,325	(575)	750
Segment contribution (loss)	$3,386	$(781)	$1,822	$4,427
(Loss) income from continuing operations before income taxes				$4,427	$(18,525)	$(14,098)

	Three Months Ended June 30, 2014
	U.S. & Canada		Latin America	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	74,674		$14,496	$—	$89,170	$—	$89,170
Jewelry scrapping sales	18,909		1,364	—	20,273	—	20,273
Pawn service charges	51,894		8,023	—	59,917	—	59,917
Consumer loan fees and interest	37,335		15,399	—	52,734	—	52,734
Other revenues	605		435	—	1,040	—	1,040
Total revenues	183,417		39,717	—	223,134	—	223,134
Merchandise cost of goods sold	46,190		9,824	—	56,014	—	56,014
Jewelry scrapping cost of goods sold	13,894		1,237	—	15,131	—	15,131
Consumer loan bad debt	10,408		5,993	—	16,401	—	16,401
Net revenues	112,925	—	22,663	—	135,588	—	135,588
Segment and corporate expenses (income):
Operations	81,605		21,593	—	103,198	—	103,198
Administrative	—		—	—	—	14,205	14,205
Depreciation	4,294		1,502	—	5,796	1,664	7,460
Amortization	84		329	—	413	893	1,306
Loss (gain) on sale or disposal of assets	129		11	—	140	(6)	134
Interest expense	1		5,549	—	5,550	1,889	7,439
Interest income	—		(329)	—	(329)	(48)	(377)
Equity in net income of unconsolidated affiliate	—		—	(2,117)	(2,117)	—	(2,117)
Other expense (income)	(7)		468	—	461	(196)	265
Segment contribution (loss)	$26,819		$(6,460)	$2,117	$22,476
Income (loss) from continuing operations before income taxes					$22,476	$(18,401)	$4,075

	Nine Months Ended June 30, 2015
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$260,718	$49,910	$—	$310,628	$—	$310,628
Jewelry scrapping sales	44,311	3,210	—	47,521	—	47,521
Pawn service charges	158,961	23,035	—	181,996	—	181,996
Consumer loan fees and interest	114,339	49,745	—	164,084	—	164,084
Other revenues	2,051	885	—	2,936	—	2,936
Total revenues	580,380	126,785	—	707,165	—	707,165
Merchandise cost of goods sold	171,239	35,191	—	206,430	—	206,430
Jewelry scrapping cost of goods sold	34,661	2,948	—	37,609	—	37,609
Consumer loan bad debt	33,114	14,706	—	47,820	—	47,820
Net revenues	341,366	73,940	—	415,306	—	415,306
Segment and corporate expenses (income):
Operations	251,333	55,681	—	307,014	—	307,014
Administrative	—	—	—	—	31,803	31,803
Depreciation	13,480	3,988	—	17,468	5,355	22,823
Amortization	185	1,163	—	1,348	2,857	4,205
Loss on sale or disposal of assets	230	264	—	494	385	879
Interest expense	16	20,541	—	20,557	12,432	32,989
Interest income	(45)	(1,216)	—	(1,261)	(132)	(1,393)
Equity in net income of unconsolidated affiliate	—	—	(338)	(338)	—	(338)
Impairment of goodwill	10,550	—	—	10,550	—	10,550
Restructuring	—	—	—	—	763	763
Other expense (income)	12	3,489	—	3,501	(133)	3,368
Segment contribution (loss)	$65,605	$(9,970)	$338	$55,973
Income from continuing operations before income taxes				$55,973	$53,330	$2,643

	Nine Months Ended June 30, 2014
	U.S. & Canada	Latin America	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$253,501	$44,710	$—	$298,211	$—	$298,211
Jewelry scrapping sales	69,531	4,638	—	74,169	—	74,169
Pawn service charges	161,117	22,095	—	183,212	—	183,212
Consumer loan fees and interest	125,298	37,417	—	162,715	—	162,715
Other revenues	2,234	1,480	—	3,714	—	3,714
Total revenues	611,681	110,340	—	722,021	—	722,021
Merchandise cost of goods sold	155,046	29,332	—	184,378	—	184,378
Jewelry scrapping cost of goods sold	51,257	4,005	—	55,262	—	55,262
Consumer loan bad debt	32,372	13,093	—	45,465	—	45,465
Net revenues	373,006	63,910	—	436,916	—	436,916
Segment and corporate expenses (income):
Operations	251,549	58,117	—	309,666	—	309,666
Administrative	—	—	—	—	49,925	49,925
Depreciation	12,813	4,411	—	17,224	4,990	22,214
Amortization	287	1,553	—	1,840	2,224	4,064
(Gain) loss on sale or disposal of assets	(6,726)	15	—	(6,711)	642	(6,069)
Interest expense	8	14,414	—	14,422	4,182	18,604
Interest income	(18)	(596)	—	(614)	(115)	(729)
Equity in net income of unconsolidated affiliates	—	—	(3,880)	(3,880)	—	(3,880)
Impairment of investments	—	—	7,940	7,940	—	7,940
Other expense (income)	(7)	427	346	766	(227)	539
Segment contribution (loss)	$115,100	$(14,431)	$(4,406)	$96,263
Income (loss) from continuing operations before income taxes				$96,263	$(61,621)	$34,642
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

The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision (Benefit)	Translation Adjustment	Allowance Balance at End of Period	Financing Receivable at End of Period

	(in thousands)
Unsecured short-term consumer loans:
Three Months Ended June 30, 2015	$12,217	$(7,159)	$3,160	$4,129	$593	$12,940	$29,214
Three Months Ended June 30, 2014	8,585	(8,343)	3,156	8,811	138	12,347	32,393
Nine Months Ended June 30, 2015	14,645	(23,239)	9,946	11,987	(399)	12,940	29,214
Nine Months Ended June 30, 2014	2,928	(37,146)	24,040	22,370	155	12,347	32,393
Secured short-term consumer loans:
Three Months Ended June 30, 2015	$816	$(9,983)	$9,135	$752	$—	$720	$5,464
Three Months Ended June 30, 2014	1,814	(15,284)	13,148	1,227	—	905	7,592
Nine Months Ended June 30, 2015	1,049	(37,375)	33,872	3,174	—	720	5,464
Nine Months Ended June 30, 2014	1,804	(50,352)	44,903	4,550	—	905	7,592
Unsecured long-term consumer loans:
Three Months Ended June 30, 2015	$44,721	$(2,894)	$255	$2,855	$(1,228)	$43,709	$163,167
Three Months Ended June 30, 2014	26,965	(104)	—	5,993	165	33,019	155,703
Nine Months Ended June 30, 2015	38,087	(3,162)	255	14,518	(5,989)	43,709	163,167
Nine Months Ended June 30, 2014	19,849	(193)	—	13,102	261	33,019	155,703
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

The following table presents an aging analysis of past due financing receivables by portfolio segment:

	Days Past Due				Total Past Due	Current Receivable	Translation Adjustment	Total Financing Receivable	Allowance Balance	Recorded Investment > 90 Days Accruing
	1-30	31-60	61-90	>90

	(in thousands)
Unsecured short-term consumer loans*:
June 30, 2014	$1,381	$2,106	$1,327	$6,399	$11,213	$2,989	$—	$14,202	$10,481	$—
Secured short-term consumer loans:
June 30, 2015	$1,411	$540	$302	$367	$2,620	$2,844	$—	$5,464	$720	$—
June 30, 2014	1,983	763	391	288	3,425	4,167	—	7,592	905	—
September 30, 2014	2,196	823	448	412	3,879	4,294	—	8,173	1,049	—
Unsecured long-term consumer loans:
June 30, 2015
Performing Loans	$10,448	$6,038	$2,627	$3,689	$22,802	$102,072	$828	$125,702	$6,244	$3,689
Non-Performing Loans	485	484	825	34,006	35,800	1,665	—	37,465	37,465	—
	$10,933	$6,522	$3,452	$37,695	$58,602	$103,737	$828	$163,167	$43,709	$3,689
June 30, 2014
Performing Loans	$5,473	$4,022	$1,935	$1,566	$12,996	$114,506	$1,557	$129,059	$6,375	$1,566
Non-Performing Loans	902	718	558	22,837	25,015	1,629	—	26,644	26,644	—
	$6,375	$4,740	$2,493	$24,403	$38,011	$116,135	$1,557	$155,703	$33,019	$1,566
September 30, 2014
Performing Loans	$4,942	$3,546	$2,035	$1,600	$12,123	$116,870	$2,230	$131,223	$6,450	$1,600
Non-Performing Loans	1,854	907	884	25,674	29,319	2,318	—	31,637	31,637	—
	$6,796	$4,453	$2,919	$27,274	$41,442	$119,188	$2,230	$162,860	$38,087	$1,600
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

The tables below present our financial assets (liabilities) that are measured at fair value on a recurring basis in our condensed consolidated balance sheets as of June 30, 2015 and 2014 and September 30, 2014:

	June 30, 2015	Fair Value Measurements Using
Financial assets (liabilities)		Level 1	Level 2	Level 3

	(in thousands)
Foreign currency forwards	$8,440	$—	$8,440	$—
Holding period adjustment	47	—	47	—
Cash Convertible Notes hedges	23,160	—	23,160	—
Contingent consideration	(2,836)	—	—	(2,836)
Cash Convertible Notes embedded derivative	(23,160)	—	(23,160)	—
Net financial assets (liabilities)	$5,651	$—	$8,487	$(2,836)

	June 30, 2014	Fair Value Measurements Using
Financial (liabilities) assets		Level 1	Level 2	Level 3

	(in thousands)
Marketable equity securities	$2,641	$2,641	$—	$—
Cash Convertible Notes hedges	46,454	—	46,454	—
Contingent consideration	(4,383)	—	—	(4,383)
Cash Convertible Notes embedded derivative	(46,454)	—	(46,454)	—
Net financial (liabilities) assets	$(1,742)	$2,641	$—	$(4,383)

	September 30, 2014	Fair Value Measurements Using
Financial (liabilities) assets		Level 1	Level 2	Level 3

	(in thousands)
Foreign currency forwards	$1,152	$—	$1,152	$—
Cash Convertible Notes hedges	36,994	—	36,994	—
Contingent consideration	(3,758)	—	—	(3,758)
Cash Convertible Notes embedded derivative	(36,994)	—	(36,994)	—
Net financial (liabilities) assets	$(2,606)	$—	$1,152	$(3,758)
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

Financial Assets, Temporary Equity and Liabilities Not Measured at Fair Value
The tables below present our financial assets, temporary equity and liabilities that are not measured at fair value on a recurring basis in our condensed consolidated balance sheets as of June 30, 2015 and 2014 and September 30, 2014:

	Carrying Value		Estimated Fair Value
	June 30, 2015		June 30, 2015	Fair Value Measurement Using
				Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$114,387		$114,387	$114,387	$—	$—
Restricted cash	28,015		28,015	28,015	—	—
Pawn loans	144,377		144,377	—	—	144,377
Consumer loans, net	57,737		58,875	—	—	58,875
Pawn service charges receivable, net	26,989		26,989	—	—	26,989
Consumer loan fees and interest receivable, net	18,180		18,180	—	—	18,180
Restricted cash, non-current	2,978		2,978	2,978	—	—
Non-current consumer loans, net	82,739		85,304	—	—	85,304
Total	$475,402		$479,105	$145,380	$—	$333,725

Temporary equity:
Common Stock, subject to possible redemption	$11,696		$11,241	$—	$—	$11,241
Redeemable noncontrolling interest	16,361		33,297	—	—	33,297
Total	$28,057		$44,538	$—	$—	$44,538

Financial liabilities:
2.125% cash convertible senior notes due 2019	$191,792		$181,746	$—	$181,746	$—
Foreign currency debt	20,924	*	23,667	—	23,667	—
Consumer loans facility due 2019	46,552		45,843	—	45,843	—
Foreign currency unsecured notes	17,557	*	18,536	—	18,536	—
Foreign currency secured notes	23,076	*	25,639	—	25,639	—
Secured notes consolidated from VIEs	86,805	*	83,640	$—	$83,640	$—
Total	$386,706		$379,071	$—	$379,071	$—
* Portions of these amounts are included under "Current maturities of long-term debt" and "Long-term debt, less current maturities" in our condensed consolidated balance sheets.

	Carrying Value		Estimated Fair Value
	June 30, 2014		June 30, 2014	Fair Value Measurement Using
				Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$49,434		$49,434	$49,434	$—	$—
Restricted cash	49,129		49,129	49,129	—	—
Pawn loans	157,491		157,491	—	—	157,491
Consumer loans, net	64,787		65,396	—	—	65,396
Pawn service charges receivable, net	29,307		29,307	—	—	29,307
Consumer loan fees and interest receivable, net	15,032		15,032	—	—	15,032
Restricted cash, non-current	4,578		4,578	4,578	—	—
Non-current consumer loans, net	84,630		85,304	—	—	85,304
Total	$454,388		$455,671	$103,141	$—	$352,530

Temporary equity:
Redeemable noncontrolling interest	$25,662		$25,015	$—	$—	$25,015

Financial liabilities:
2.125% cash convertible senior notes due 2019	$183,694		$183,694	$—	$183,694	$—
Foreign currency debt	30,809	*	30,623	—	30,623	—
Consumer loans facility due 2019	56,075		56,216	56,216	—	—
Foreign currency unsecured notes	37,394	*	37,478	30,008	7,470	—
Foreign currency secured notes	27,231	*	26,617	—	26,617	—
Secured notes consolidated from VIEs	$46,685	*	45,896	—	$45,896	—
Total	$381,888		$380,524	$86,224	$294,300	$—
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
The fair value of the Common Stock, subject to possible redemption was estimated by applying an income approach. This fair value measurement is based on significant Level 3 inputs that are not observable in the market. Key assumptions include a discount rate of 7.2%, which approximated the Company’s incremental borrowing rate. Significant increases or decreases in the underlying assumptions used to value the Common Stock, subject to possible redemption could significantly increase or decrease the fair value estimates disclosed above.
We measured the fair value of our 2.125% cash convertible senior notes due 2019 and the embedded derivative as of June 30, 2015 using quoted price inputs from Bloomberg. The 2.125% cash convertible senior notes due 2019 and the embedded derivative are not actively traded and thus the price inputs represent a Level 2 measurement. There was a change in the valuation technique we used to measure our 2.125% cash convertible senior notes due 2019 and the embedded derivative during the quarter ended March 31, 2015 as we believe the quoted price inputs obtained from Bloomberg more accurately represent the fair value of our 2.125% cash convertible senior notes due 2019 and the embedded derivative. As the 2.125% cash convertible senior notes due 2019 and the embedded derivative are not actively traded, the quoted price inputs obtained from Bloomberg are highly variable from day to day and thus could significantly increase or decrease the fair value estimates disclosed above.
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
The following tables set forth certain information regarding our derivative instruments discontinued as cash flow hedging instruments:

		Fair Value of Derivative Instruments
Derivative Instrument	Balance Sheet Location	June 30, 2015	June 30, 2014	September 30, 2014

		(in thousands)
Foreign currency forwards — assets	Receivables, prepaid expenses and other current assets	$2,833	$1,496	$2,420

	Amount of Loss Recognized in Other Comprehensive Income on Derivatives
	Three Months Ended June 30,		Nine Months Ended June 30,
Derivative Instrument	2015	2014	2015	2014

	(in thousands)
Foreign currency forwards	$—	$497	$—	$1,169

		Amount of Loss on Derivatives Reclassified into Income from Accumulated Other Comprehensive Income
		Three Months Ended June 30,		Nine Months Ended June 30,
Derivative Instrument	Income Statement Location	2015	2014	2015	2014

		(in thousands)
Foreign currency forwards	Other expense	$35	$272	$422	$814
Derivative Instruments Not Designated as Hedging Instruments
During the nine-month periods ended June 30, 2015 and 2014 and the fiscal year ended September 30, 2014, Grupo Finmart entered into a cross currency forward contract in connection with the formation of the VIEs and the related transfers of certain loans as described in Note 17. The Company guarantees the future cash outflows of the forward contract, which is included in the Company’s consolidated balance sheets and adjusted to fair value each reporting period through earnings.
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
The following tables set forth certain information regarding our derivative instruments not designated as hedging instruments:

		Fair Value Asset (Liability) of Derivative Instruments
Derivative Instrument	Balance Sheet Location	June 30, 2015	June 30, 2014	September 30, 2014

		(in thousands)
Foreign currency forwards	Receivables, prepaid expenses and other current assets	$8,440	$—	$1,152
Cash Convertible Notes hedges	Other assets, net	23,160	46,454	36,994
Cash Convertible Notes embedded derivative	Long-term debt, less current maturities	(23,160)	(46,454)	(36,994)

		Amount of Unrealized Gain (Loss) on Derivatives
		Three Months Ended June 30,		Nine Months Ended June 30,
Derivative Instrument	Income Statement Location	2015	2014	2015	2014

		(in thousands)
Foreign currency forwards	Other expense	$5,811	$289	$7,288	$289

NOTE 16: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Condensed Consolidated Balance Sheet Information
The following table provides information on net amounts included in pawn service charges receivable, consumer loan fees and interest receivable, inventory, receivables, prepaid expenses and other current assets and property and equipment:

	June 30, 2015	June 30, 2014	September 30, 2014

	(in thousands)
Pawn service charges receivable, net:
Gross pawn service charges receivable	$36,237	$39,287	$41,351
Allowance for uncollectible pawn service charges receivable	(9,248)	(9,980)	(10,307)
Total	$26,989	$29,307	$31,044

Consumer loan fees and interest receivable, net:
Gross consumer loan fees and interest receivable	$30,801	$25,635	$26,332
Allowance for uncollectible consumer loan fees and interest receivable	(12,621)	(10,603)	(13,685)
Total	$18,180	$15,032	$12,647

Inventory, net:
Inventory, gross	$122,540	$138,948	$154,218
Inventory reserves	(7,257)	(8,109)	(16,043)
Total	$115,283	$130,839	$138,175

Property and equipment, net:
Property and equipment, gross	$250,865	$234,824	$237,183
Accumulated depreciation	(149,730)	(125,366)	(131,283)
Total	$101,135	$109,458	$105,900
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
During the quarter ended March 31, 2014, we settled the promissory note for $0.9 million and realized the net deferred gain of $0.6 million which is included in our condensed consolidated statements of operations for the quarter ended March 31, 2014.

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
Income (principally, interest and fees on loans) earned by our consolidated VIEs was $7.3 million and $3.8 million for the three-months ended June 30, 2015 and 2014, respectively and $27.8 million and $8.0 million for the nine-months ended June 30, 2015 and 2014, respectively. Related expenses consisting primarily of interest expense, foreign exchange losses and consumer loan bad debt expense were $4.2 million and $1.6 million for the three-months ended June 30, 2015 and 2014, respectively and $21.2 million and $3.1 million for the nine-months ended June 30, 2015 and 2014, respectively. These amounts do not include intercompany transactions which are eliminated in our condensed consolidated financial statements.
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

	June 30, 2015	June 30, 2014	September 30, 2014

	(in thousands)
Consumer loans:
Cash collateral and other assets	$6,614	$11,363	$9,135
Expected LOC losses	3,180	3,069	4,708
Accounts payable	718	2,180	1,026
Maximum exposure for LOC losses*	20,514	29,430	29,502
* These amounts are not recorded in our condensed consolidated balance sheets. Of the total maximum exposure for LOC losses as of June 30, 2015 and 2014 and September 30, 2014, $5.6 million, $7.5 million and $7.8 million, respectively, was secured by titles to customers' automobiles.
NOTE 18: SUBSEQUENT EVENTS
We have analyzed our operations subsequent to June 30, 2015 to the date this Report is filed, and have determined that we do not have any material subsequent events to disclose in these financial statements other than the events described below.
Cash Converters International Limited
Subsequent to June 30, 2015, the fair value of our investment in Cash Converters International continued to decline. We note the following factors as key drivers in decline in fair value beginning in the third quarter of fiscal 2015:

•
On May 1, 2015, Cash Converters International released a quarterly update for the period ended March 31, 2015 noting a decline in its United Kingdom financial services performance due to Policy Statement 14/16 promulgated by the U.K. Financial Conduct Authority which became effective on January 2, 2015. The legislation provides regulatory guidance on high cost short-term credit rates. Cash Converters International stated that transition to these requirements was completed during the quarter ended March 31, 2015 and that it expects improve its U.K. financial services performance going forward.

•
On June 18, 2015, Cash Converters International reached an agreement to pay $17.7 million toward settlement of a class-action lawsuit brought by its customers alleging that Cash Converters International charged excessive interest on short-term loans.

•
On August 5, 2015, Westpac Banking Corporation ("Westpac") informed Cash Converters International that it had made the decision to cease to provide banking and financial products and services to its customers who provide Short Term Credit Contracts or Small Amount Credit Contracts under section 5(1) of the National Consumer Credit Protection Act 2009. As Cash Converters International is a licensed provider of financial series under the terms of the National Consumer Credit Protection Act 2009, Westpac will not continue to provide services to Cash Converters International; however, they will provide Cash Converters International with time to establish alternative funding arrangements. Cash Converters International has drawn approximately AUD $59 million from its securitization facility with Westpac.

The fair value decline may be other-than-temporary in periods subsequent to June 30, 2015. We further estimate that our carrying value in Cash Converters International will exceed the fair value by approximately $29.4 million as of September 30, 2015 based upon the stock price and exchange rates as of that date, which may cause an other-than-temporary impairment in our investment in future reporting periods. In subsequent periods, we will consider the guidance in ASC 320-10-S99-1 and ASC 323-10-35 in evaluating whether the impairment is other-than-temporary and whether to measure and recognize any other-than-temporary impairment.
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
(c)
Includes impairment or write-down of long-lived assets (including goodwill and other intangibles), as well as additional bad debt provision in anticipation of the increased difficulty in collecting outstanding consumer loans during the closure process. Of this amount, $10.6 million was recorded during the three-month period ended June 30, 2015 as a result of the impairment of USFS goodwill. See Note 6.

(d)	Of this amount, $9.0 million to $13.0 million will result in potential future cash expenditures.
Of these costs and charges, $10.6 million was recorded as expense in the third quarter of fiscal 2015, and we expect between $26.0 million and $32.0 million will be recorded as expense in the fourth quarter of fiscal 2015 and the remaining amount will be recognized as an expense in the first quarter of fiscal 2016.
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
We expect between $36.0 million and $40.0 million of these costs and charges will be recorded as an expense in the Company's financial statements for the fourth quarter of fiscal 2015, while the remaining amount will be recorded as an expense in the first quarter of fiscal 2016.
Acquisitions
On August 17, 2015, we completed the acquisition of 13 pawn stores in Oregon and Arizona doing business under the "USA Pawn" brand. The aggregate purchase price was $12.3 million in cash. We have concluded that this acquisition was immaterial to our overall consolidated financial results and, therefore, have omitted the information required by ASC 805-10-50-2(h).

As of June 30, 2015 we owned 76% of the outstanding equity interest in our consolidated subsidiary Grupo Finmart. On August 31, 2015, we acquired an additional 18% of the outstanding ordinary shares of Grupo Finmart for $29.6 million of cash, increasing our ownership percentage to 94%, with the remaining 6% held by minority shareholders. This transaction was treated as an equity transaction as required by ASC 810-10.
Event of Default and Election to Pay Additional Interest
Under the Indenture relating to our Cash Convertible Notes (see Note 7 — 2.125% Cash Convertible Senior Notes Due 2019), we are required to file with the Trustee our annual, quarterly and other periodic reports within 15 days after those reports are required to be filed with the Securities and Exchange Commission (the “SEC”). As previously disclosed, we did not timely file with the SEC or the Trustee our Quarterly Report on Form 10-Q for the period ended March 31, 2015 (the “Q2 Quarterly Report”) and, thus, were in default under the Indenture as of May 26, 2015. We notified the Trustee of such default on June 22, 2015, as required by the Indenture.
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
Contemporaneous with the filing of this Report, we have also filed our Amended Annual Report on Form 10-K/A for the year ended September 30, 2014, our Amended Quarterly Report on Form 10-Q/A for the quarter ended December 31, 2014 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015. We will promptly submit all such reports to the Trustee. This action will cure the Event of Default, and Additional Interest will cease accruing on the Cash Convertible Notes at that time.
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
The information in this Report pertaining to the third quarter and first nine months of fiscal 2014 (ended June 30, 2014) and as of September 30, 2014 reflects the restated financial statements for such periods, as set forth in the Amended FY14 Annual Report. The information in this Report pertaining to the first nine months of fiscal 2015 reflects the restated financial statements for the first quarter of fiscal 2015, as set forth in the Amended Q115 Quarterly Report. See the Explanatory Note preceding Part I of this Report.
Overview of Operations
EZCORP is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of specialty consumer financial services. With approximately 7,100 teammates and approximately 1,350 locations and branches, we provide collateralized, non-recourse loans, commonly known as pawn loans, and a variety of short-term and long-term consumer loans including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans, or fee-based credit services to customers seeking loans in the United States, Mexico and Canada. Subsequent to March 31, 2015, we discontinued our consumer loan operations in the United States.
We own a 76% interest in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart" doing business under the names "Crediamigo" and "Adex"), a payroll withholding lender headquartered in Mexico City; and a 100% interest in Renueva Commercial S.A.P.I. de C.V. ("TUYO"), a company headquartered in Mexico City that owns and operates buy/sell stores in Mexico City and the surrounding metropolitan area. Prior to April 1, 2015 we owned a 59% interest in TUYO. Effective April 1, 2015, we acquired the remaining 41% interest in TUYO for $2.8 million in cash and a $0.3 million note payable over the next five years. Since that date, TUYO has been a wholly owned subsidiary.
As of June 30, 2015, we operated a total of 1,350 locations, consisting of:

•	519 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);

•	480 U.S. financial services stores (operating primarily as EZMONEY);

•	241 Mexico pawn stores (operating as Empeño Fácil);

•	51 Grupo Finmart financial services branches in Mexico (operating as Crediamigo or Adex);

•	25 Canada financial services stores (operating as CASHMAX);

•	20 Mexico buy/sell stores (operating as TUYO or Cash Converters); and

•	14 Canada buy/sell and financial services stores (operating as Cash Converters).
We own approximately 32% of Cash Converters International Limited, based in Australia, which franchises and operates a worldwide network of over 750 locations that provide financial services and buy and sell second-hand goods.
We have completed the acquisition of 13 additional U.S. pawn stores subsequent to March 31, 2015. We intend to continue to pursue accretive acquisitions.
Our business consists of three reportable segments:

•	U.S. & Canada — All business activities in the United States and Canada

•	Latin America — All business activities in Mexico and other parts of Latin America

•	Other International — Our equity interest in the net income of Cash Converters International

The following tables present store data by segment:

	Three Months Ended June 30, 2015
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,038	312	—	1,350	2
De novo	—	1	—	1	—
Sold, combined or closed	—	(1)	—	(1)	(1)
End of period	1,038	312	—	1,350	1

	Three Months Ended June 30, 2014
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,037	318	—	1,355	5
De novo	5	—	—	5	—
Sold, combined or closed	(1)	(3)	—	(4)	—
End of period	1,041	315	—	1,356	5

	Nine Months Ended June 30, 2015
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,044	314	—	1,358	5
De novo	12	4	—	16	—
Acquired	12	—	—	12	—
Sold, combined or closed	(30)	(6)	—	(36)	(4)
End of period	1,038	312	—	1,350	1

	Nine Months Ended June 30, 2014
	Company-owned Stores
	U.S. & Canada	Latin America	Other International	Consolidated	Franchises
Stores in operation:
Beginning of period	1,030	312	—	1,342	8
De novo	19	6	—	25	—
Sold, combined or closed	(8)	(3)	—	(11)	(3)
End of period	1,041	315	—	1,356	5
Pawn Activities
At our pawn stores, we offer secured loans, which are typically small, non-recourse loans collateralized by tangible personal property. As of June 30, 2015, we had an aggregate pawn loan principal balance of $144.4 million. We earn pawn service charge revenue on our pawn loans. During the quarter ended June 30, 2015, pawn service charges accounted for approximately 27% of our total revenues and 45% of our net revenues. During the nine-month period ended June 30, 2015, pawn service charges accounted for approximately 26% of our total revenues and 44% of our net revenues.

While allowable service charges vary by state and loan size, most of our U.S. pawn loans earn 20% per month. The total U.S. pawn loan primary term ranges between 30 and 120 days, with an additional grace period between 0 and 90 days. Individual loans vary depending on the valuation of each item pawned, but typically average approximately $98 to $112.
In Mexico, pawn service charges range from 4% to 21% per month, including applicable taxes, averaging approximately 16% per month. The total Mexico pawn loan primary term is 30 days, with an additional grace period up to 10 days. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but typically average approximately U.S. $61 to $72.
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
Our inventory is stated at the lower of cost or market. We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 5.9% of gross inventory as of June 30, 2015, compared to 5.8% as of June 30, 2014 and 10.4% as of September 30, 2014. The increase in valuation allowance from June 30, 2014 to September 30, 2014 is reflective of periodic analyses conducted to value the inventory based on aging, profitability, sell-through rates and shrink in each classification, including jewelry and general merchandise. We experienced a decrease in aged inventory from the prior year end and an associated increase in margin compression associated with its disposition. The net result on the overall valuation allowance was a decrease from the period year end. The decrease in valuation allowance from September 30, 2014 to June 30, 2015 is reflective of our focus on reducing our aged inventory balances.
Consumer Loan Activities
Outside of Texas, we earn loan fee revenue on our consumer loans. As of June 30, 2015, we offered single-payment unsecured consumer loans in 118 U.S. financial services stores, nine U.S. pawn stores and 39 Canadian financial services stores. The average single-payment loan amount was approximately $500 to $530 and the term is generally less than 30 days, averaging approximately 20 to 30 days. We typically charge a fee of 10% to 18% of the loan amount. In 120 of our U.S. financial services stores, we offer multiple-payment unsecured consumer loans. These loans carry a term of up to seven months with a series of equal installment payments including principal amortization due monthly, semi-monthly or on the customers' paydays. Total interest and fees on these loans vary in accordance with state law, local ordinances and loan terms, but over the entire loan term total approximately 45% to 175% of the original principal amount of the loan. Multiple-payment loan principal amounts range from $100 to $3,500, but average approximately $560 to $575.
As of June 30, 2015, we offered credit services to customers seeking consumer loans from unaffiliated lenders in 274 U.S. financial services stores and two U.S. pawn stores. In these locations, we act as a credit services organization ("CSO") on behalf of customers in accordance with applicable state and local laws. We do not participate in any of the loans made by the lenders, but earn a fee for helping customers obtain credit and for enhancing customers’ creditworthiness by providing letters of credit to the unaffiliated lenders. Customers may obtain different types of consumer loans from the unaffiliated lenders. For credit services in connection with arranging a single-payment loan (average loan amount of approximately $510 to $550), our fee is approximately 22% to 44% of the loan amount. For credit services in connection with arranging an unsecured multiple-payment loan (average loan amount of approximately $840 to $930), our fee is 175% of the initial loan amount. For credit services in connection with arranging single-payment auto title loans (average loan amount of approximately $1,210 to $1,280), the fee is up to 30% of the loan amount. Prior to April 2015, we also assisted customers in obtaining longer term multiple-payment auto title loans from unaffiliated lenders. Multiple-payment auto title loans typically carry terms of five months with up to ten equal installments. Multiple-payment auto title loan principal amounts range from $150 to $10,000, but averaged approximately $960 to $1,310 for the six-month period ended March 31, 2015, with a fee of 45% to 150% of the initial loan amount.
As of June 30, 2015, 419 of our U.S. financial services stores and two of our U.S. pawn stores offered auto title loans or, in Texas, credit services to assist customers in obtaining auto title loans from unaffiliated lenders. Auto title loans are 30-day loans secured by the titles to customers’ automobiles. Loan principal amounts range from $50 to $20,000, but average approximately $1,010 to $1,080. We earn a fee of 9% to 30% of auto title loan amounts. Prior to April 2015, we assisted customers in Texas in obtaining multiple-payment auto title loans from unaffiliated lenders. These loans typically carry terms of five months with up to ten equal installments. Principal amounts range from $150 to $10,000, but average approximately $960 to $1,310 for the six-month period ended March 31, 2015, with a fee of 45% to 150% of the initial loan amount.
In Mexico, Grupo Finmart offers multiple-payment consumer loans that are collected through payroll deductions. The average loan originated during the nine-month period ended June 30, 2015 was approximately $1,390 to $1,520 with a stated term of 30 months. Stated interest rates approximate 72% annually.
Subsequent to June 30, 2015, we discontinued our consumer loan operations in the United States.
International Growth
Within our Mexican consumer loan business, we anticipate Grupo Finmart will continue to sign new contracts with federal, state and local governments as well as further penetrate the existing contracts. As of June 30, 2015, our lending penetration into the booked contracts was approximately 4%, which indicates further growth opportunities. In addition, we are seeking to diversify our product offerings to this customer base. We expect to continue to obtain local financing to fund Grupo Finmart’s lending growth, and we anticipate this financing will continue to be non-recourse to EZCORP.
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
Regulatory Developments
The Consumer Financial Protection Bureau has published proposals for payday, installment and auto title lending
In March 2015, the CFPB published certain proposals for regulating the types of loans that we currently offer in our U.S. Financial Services business, including payday loans, installment loans and auto title loans (the "CFPB Proposals"). Under the CFPB Proposals, a lender would be required to perform a debt-to-income and repayment analysis of the consumer to ensure that the consumer can afford the loan and repay it without incurring increasing costs. The CFPB Proposals offer two different approaches for lenders — one based on "prevention" and the other based on "protection."

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

•
Protection — Under the protection approach for short-term loans, the lender is not required to assess ability to repay, but is required to verify income and borrowing history. A consumer may only have one short-term loan from any lender outstanding at any time. The consumer may have no more than three loans with a period of 60 days, and in each rolling 12-month period, the consumer may not have more than six short-term loans and may not be indebted more than 90 days in the aggregate. Under the protection approach, the loan amount may not be more than $500 and the term may not be more than 45 days. Only one finance charge may be collected per period, and no vehicles may be taken as collateral. The terms and conditions of the loan must provide for either the amortization of the principal by thirds over three loan sequences or a no-cost extended payment plan.

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
The CFPB Proposals are in the early stages of the rulemaking process, and any final rules based on these proposals could be significantly different from the CFPB Proposals. Consequently, it is not possible at the present time to accurately assess the impact of the CFPB final rules on our U.S. Financial Services business. However, if the CFPB Proposals were to be enacted as final rules in their current form, we would expect that the profitability, and perhaps the viability, of our U.S. Financial Services business as we currently conduct it would be adversely affected. The effective date for implementation of new rules based on the CFPB Proposals is not known at this time, although it is not expected to be before 2017.
As stated in the CFPB Proposals, the CFPB is not currently considering proposals that would impose new federal regulatory requirements on certain categories of loans, including non-recourse pawn loans with a contractual duration of 45 days or less where the lender takes possession of the collateral.
Subsequent to June 30, 2015, we discontinued our consumer loan operations in the United States.
Certain Accounting Matters
Critical Accounting Policies
Subsequent to our Amended Annual Report on Form 10-K/A for the year ended September 30, 2014 we adopted two new critical accounting policies related to our Class A Non-voting Common Stock, subject to possible redemption, that was issued in connection with our acquisition of 12 pawn stores operating under the "Cash Pawn" brand that occur on February 19, 2015 as described in Note 3 of "Part I, Item 1 — Condensed Consolidated Financial Statements and Supplementary Data," and the classification of our debt issuance costs.
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
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires reporting entities to record costs paid to third parties that are directly related to issuing debt, and that otherwise would not be incurred, as a deduction to the corresponding debt for presentation purposes. In addition, in August 2015, FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The provisions of each ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for each. A reporting entity may apply each amendment retrospectively and the adoption represents a change in accounting principle. The impact of adopting ASU 2015-15 would result in the election to continue to present debt issuance costs related to our revolving credit facilities as an asset. The impact of ASU 2015-03 on our consolidated financial statements as of June 30, 2015, June 30, 2014 and September 30, 2014 would include an estimated reclassification of unamortized debt issuance costs of $7.1 million, $11.0 million and $10.3 million, respectively, from "Intangible assets, net" to "Long-term debt, less current maturities" and $3.0 million, $4.0 million and $4.0 million, respectively, from "Intangible assets, net" to "Current maturities of long-term debt" within the condensed consolidated balance sheets. Other than these reclassification, the adoption of ASU 2015-03 is not expected to have an impact on our financial position, results of operations or cash flows.
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
Constant currency results reported herein are calculated by translating condensed consolidated balance sheet and condensed consolidated statement of operations items denominated in Mexican pesos to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations. For condensed consolidated balance sheet items, the end of period rate at June 30, 2014 of 13.0 to 1 was used, compared to the end of period rate at June 30, 2015 of 15.7 to 1. For condensed consolidated statement of operations items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the prior year three and nine-month periods ended June 30, 2014 was 13.0 to 1 and 13.1 to 1, respectively, as compared to the current three and nine-month periods ended June 30, 2015 rates of 15.3 to 1 and 14.7 to 1, respectively.

Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
Summary Financial Data
The following table presents selected summary financial data for our three-month periods ended June 30, 2015 and 2014 (the "current quarter" and "prior-year quarter," respectively). This table, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes.

	Three Months Ended June 30,		Percentage Change
	2015	2014

	(in thousands)
Revenues:
Merchandise sales	$93,137	$89,170	4%
Jewelry scrapping sales	10,588	20,273	(48)%
Pawn service charges	57,599	59,917	(4)%
Consumer loan fees and interest	50,796	52,734	(4)%
Other revenues	870	1,040	(16)%
Total revenues	212,990	223,134	(5)%
Merchandise cost of goods sold	61,460	56,014	10%
Jewelry scrapping cost of goods sold	8,580	15,131	(43)%
Consumer loan bad debt	13,664	16,401	(17)%
Net revenues	129,286	135,588	(5)%
(Loss) income from continuing operations, net of tax	(9,967)	3,669	*
Loss from discontinued operations, net of tax	(270)	(2,076)	(87)%
Net (loss) income	(10,237)	1,593	*
Net loss from continuing operations attributable to redeemable noncontrolling interest	(390)	(2,337)	(83)%
Net (loss) income attributable to EZCORP	$(9,847)	$3,930	*

Net earning assets:
Pawn loans	$144,377	$157,491	(8)%
Consumer loans, net	57,737	64,787	(11)%
Inventory, net	115,283	130,839	(12)%
Non-current consumer loans, net	82,739	84,630	(2)%
Consumer loans outstanding with unaffiliated lenders**	16,156	24,944	(35)%
Total net earning assets	$416,292	$462,691	(10)%

* Represents an increase or decrease in excess of 100% or not meaningful.
** Consumer loans outstanding with unaffiliated lenders "CSO loans" are not recorded in our condensed consolidated balance sheets.
Income from continuing operations, net of tax decreased $13.6 million from the prior-year quarter to a loss of $10.0 million in the current quarter. This decrease was primarily due to a $6.3 million decrease in net revenues, a $10.6 million impairment of goodwill charge, partially offset by a $1.7 million decrease in operating expenses and a $4.5 million decrease in income tax expense.
The $6.3 million decrease in net revenues was primarily attributable to:

•
A $9.7 million decrease in jewelry scrapping revenues, or a $3.1 million decrease in jewelry scrapping sales gross profit, primarily due to a decrease in proceeds realized per gram of gold jewelry scrapped coupled with a decrease in gold volume;

•	A $1.9 million decrease in revenue related to consumer loan fees and interest;

•	A $1.5 million decrease in merchandise sales gross profit primarily as we increased our efforts to reshape our inventory profile and improve the velocity of our inventory turns; partially offset by

•	A $2.7 million decrease in consumer loan bad debt primarily due to a decrease in bad debt reserve.

The $1.7 million decrease in operating expense was primarily attributable to a $1.6 million decrease in administrative expense.
The $10.6 million of impairment of goodwill was associated with the U.S. Financial Services reporting unit.
Income tax expense decreased $4.5 million to a benefit primarily due to a decrease in income from continuing operations before taxes.
Net earning assets including CSO loans were $416.3 million at quarter end, an overall decrease of 10% from the prior-year quarter. Net earning assets including CSO loans decreased 10% from the prior-year quarter. This decrease was primarily due to regulatory changes in Texas ordinance cities. Furthermore, inventory decreased 12% from the prior-year quarter. This decrease was primarily due to our efforts to reduce our aged inventory profile.

U.S. & Canada
The following table presents selected summary financial data from continuing operations for the U.S. & Canada segment:

	Three Months Ended June 30,		Percentage Change
	2015	2014

	(in thousands)
Revenues:
Merchandise sales	$77,690	$74,674	4%
Jewelry scrapping sales	9,702	18,909	(49)%
Pawn service charges	49,609	51,894	(4)%
Consumer loan fees and interest	33,815	37,335	(9)%
Other revenues	554	605	(8)%
Total revenues	171,370	183,417	(7)%
Merchandise cost of goods sold	50,432	46,190	9%
Jewelry scrapping cost of goods sold	7,713	13,894	(44)%
Consumer loan bad debt	10,821	10,408	4%
Net revenues	102,404	112,925	(9)%
Segment expenses (income):
Operations	83,905	81,605	3%
Depreciation	4,542	4,294	6%
Amortization	56	84	(33)%
(Gain) loss on sale or disposal of assets	(29)	129	*
Interest expense	3	1	*
Interest income	(11)	—	*
Impairment of goodwill	10,550	—	*
Other expense (income)	2	(7)	*
Segment contribution	$3,386	$26,819	(87)%
Other data:
Gross margin on merchandise sales	35%	38%
Gross margin on jewelry scrapping sales	21%	27%
Gross margin on total sales	33%	36%
Net earning assets — continuing operations	$261,379	$292,341	(11)%
Average pawn loan balance per pawn store at period end	$247	$285	(13)%
Average monthly yield on pawn loan portfolio**	13.9%	13.7%
Pawn loan redemption rate	85%	85%
Consumer loan bad debt as a percentage of consumer loan fees	32%	28%

* Represents an increase or decrease in excess of 100% or not meaningful.
** Average monthly yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
At the end of the current quarter, we had 1,038 stores in the U.S. and Canada segment.
Total merchandise sales increased $3.0 million, or 4%, from the prior-year quarter to $77.7 million. Same-store merchandise sales increased $0.5 million, or 1%, from the prior-year quarter, and new and acquired stores, net of closed stores, contributed sales of $2.5 million. Gross margin on merchandise sales was 35% during the current quarter, down from 38% in the prior-year quarter, primarily as a result of our efforts to reduce our aged inventory profile. General merchandise inventory held for a year or more constituted 5% of our total general merchandise inventory at the end of the current quarter down from 7% at the end of the prior-year quarter. Jewelry inventory held for a year or more constituted 16% of our total jewelry inventory at the end of the current quarter down from 29% at the end of the prior-year quarter. We expect continued downward pressure on retail gross margins through the remainder of this fiscal year as we continue to focus on reducing our aged inventory balances. Margins should improve over time as we sell through the aged inventory.
Gross profit on jewelry scrapping sales decreased $3.0 million, or 60%, from the prior-year quarter to $2.0 million. Gross profit on jewelry scrapping represented 2% of total net revenues, down from 4% in the prior-year quarter. Jewelry scrapping revenues decreased $9.2 million, or 49%, due to a 7% decrease in proceeds realized per gram of gold jewelry scrapped coupled with a 46% decrease in gold volume. The decrease in volume was primarily due to our continued strategy to retail rather than scrap jewelry in addition to an overall decline due to the market price of gold. Same-store jewelry scrapping sales decreased $9.5 million, or 50%, and new and acquired stores, net of closed stores contributed $0.3 million. Jewelry scrapping sales include $1.4 million and $2.5 million of loose diamonds removed from scrap jewelry and sold in the current quarter and prior-year quarter, respectively. Scrap cost of goods sold decreased $6.2 million from the prior-year quarter, primarily due to a decrease in volume.
Pawn service charge revenues decreased $2.3 million, or 4%, from the prior-year quarter to $49.6 million primarily due to a 6% decrease in the average monthly pawn loan balance outstanding during the current quarter. This decrease was partially offset by a slight increase in the average monthly loan portfolio yield to 13.9% in the current quarter from 13.7% in the prior-year quarter. Same-store pawn service charge revenues decreased $3.2 million, or 6%, from the prior-year quarter, and new and acquired stores, net of closed stores contributed pawn service charge revenues of $0.9 million.
Consumer loan fees and interest decreased $3.5 million, or 9%, from the prior-year quarter to $33.8 million. The overall decrease in consumer loan fees and interest was primarily due to a decrease in consumer loan balances in Texas ordinance cities. Of our U.S. Financial Services stores, 57% are located in Texas, and 37% of the Texas stores are located in ordinance cities. Total consumer loan bad debt as a percentage of consumer loan fees increased from the prior-year quarter to 32%.
Total segment expenses increased $12.9 million to $99.0 million (58% of revenues) during the current quarter from $86.1 million (47% of revenues) in the prior-year quarter. This increase was primarily due to a $10.6 million of impairment of goodwill associated with the U.S. Financial Services reporting unit that was recorded in the current-year quarter. See Note 6 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements." This amount will reduce the amount of charges associated with the closing of the U.S. Financial Services that will be recorded in the fourth quarter of fiscal 2015 (ended September 30, 2015), as described in Note 18 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
In the current-year quarter, the U.S. & Canada segment delivered a contribution of $3.4 million, a $23.4 million decrease compared to the prior-year quarter. This decrease was primarily due to a $10.5 million reduction in net revenues driven by a $1.2 million, $3.0 million and $3.9 million decrease in merchandise sales gross profit, jewelry scrapping sales gross profit and consumer loan fees and interest net revenue, respectively, in addition to a $12.9 million increase in segment expenses.
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

	Three Months Ended June 30,			Percentage Change GAAP	Percentage Change Constant Currency
	2015	2015 Constant Currency***	2014

	(in USD thousands)
Revenues:
Merchandise sales	$15,447	$18,180	$14,496	7%	25%
Jewelry scrapping sales	886	1,043	1,364	(35)%	(24)%
Pawn service charges	7,990	9,404	8,023	—%	17%
Consumer loan fees and interest	16,981	19,985	15,399	10%	30%
Other revenues	316	372	435	(27)%	(14)%
Total revenues	41,620	48,984	39,717	5%	23%
Merchandise cost of goods sold	11,028	12,979	9,824	12%	32%
Jewelry scrapping cost of goods sold	867	1,020	1,237	(30)%	(18)%
Consumer loan bad debt	2,843	3,346	5,993	(53)%	(44)%
Net revenues	26,882	31,639	22,663	19%	40%
Segment expenses (income):
Operations	19,125	22,509	21,593	(11)%	4%
Depreciation	1,249	1,470	1,502	(17)%	(2)%
Amortization	365	430	329	11%	31%
Loss on sale or disposal of assets	7	8	11	(36)%	(27)%
Interest expense	5,882	6,923	5,549	6%	25%
Interest income	(288)	(339)	(329)	(12)%	3%
Other expense	1,323	1,557	468	*	*
Segment loss	$(781)	$(919)	$(6,460)	(88)%	(86)%
Other data:
Gross margin on merchandise sales	29%	29%	32%
Gross margin on jewelry scrapping sales	2%	2%	10%
Gross margin on total sales	27%	27%	30%
Net earning assets — continuing operations	$154,922	$187,098	$163,008	(5)%	15%
Average pawn loan balance	$16,170	$19,528	$16,509	(2)%	18%
Inventory held for one year or more	$1,430	$1,723	$5,791	(75)%	(70)%
Inventory, net	$18,850	$22,765	$23,597	(20)%	(4)%
Average pawn loan balance per pawn store at period end	$68	$82	$70	(3)%	17%
Average monthly yield on pawn loan portfolio**	16.1%	16.1%	16.3%
Pawn loan redemption rate	76%	76%	76%
Consumer loan bad debt as a percentage of consumer loan fees	17%	17%	39%

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

The average exchange rate used to translate current quarter results from Mexican pesos to U.S. dollars was 15.3 to 1, an 18% change from the prior-year quarter rate of 13.0 to 1. For balance sheet items, the end of period rate at June 30, 2014 of 13.0 to 1 was used, compared to the end of period rate at June 30, 2015 of 15.7 to 1. At the end of the current quarter, we had 312 stores in the Latin America segment operating under various brands including Empeño Fácil, Crediamigo, Adex and TUYO.
Our Mexico pawn operations continued to perform well, with core pawn revenue increasing 22% from the prior-year quarter to $27.6 million. Merchandise sales increased $3.7 million, or 25%, from the prior-year quarter to $18.2 million. Merchandise sales gross margin was 29% during the current quarter, down from 32% during the prior-year quarter, primarily as a result of our efforts to reduce our aged inventory profile. General merchandise inventory held for a year or more decreased by 70% compared to the prior-year quarter and as of the end of the quarter represented 7% of total inventory compared to 25% in the prior-year quarter. We expect continued downward pressure on retail gross margins through the remainder of this fiscal year as we continue to focus on reducing our aged inventory balances. Margins should improve over time as we sell through the aged inventory.
Pawn service charge revenues increased $1.4 million, or 17%, from the prior-year quarter. The average pawn loan balance during the period increased by 18% to $19.5 million and the average pawn loan portfolio yield from the prior-year quarter remained flat.
Consumer loan fees and interest increased $4.6 million, or 30%, from the prior-year quarter to $20.0 million. The increase was driven primarily by a strong demand for loans at Grupo Finmart.
Other revenues decreased $0.1 million, or 14%, from the prior-year quarter to $0.4 million.
Consumer loan bad debt decreased $2.6 million from the prior-year quarter to $3.3 million primarily due to a decrease in bad debt reserve.
Total segment expenses increased $3.4 million, or 12%, to $32.6 million during the current quarter from $29.1 million in the prior-year quarter. The increase was primarily due to:

•	A $1.4 million increase in net interest expense;

•	A $1.1 million increase in other expense primarily due to fair value adjustments on foreign currency derivative instruments not designated as hedging instruments; and

•
A $0.9 million increase in operations expense primarily due to the prior-year quarter including higher wages and commissions expenses and costs associated with various business growth initiatives which were not incurred during the current quarter.

The current quarter segment loss for the Latin America segment was $0.9 million compared to a segment loss of $6.5 million in the prior-year quarter. The decrease was primarily due to an increase in consumer loan fees and interest due to growth in Grupo Finmart loan originations in addition to lower than anticipated consumer loan bad debt.

Other International
The following table presents selected summary financial data from continuing operations for the Other International segment:

	Three Months Ended June 30,		Percentage Change
	2015	2014

	(in thousands)
Segment income:
Equity in net income of unconsolidated affiliate	$(1,822)	$(2,117)	(14)%
Segment contribution	$1,822	$2,117	(14)%
Segment contribution from the Other International segment decreased $0.3 million from the prior-year quarter to $1.8 million in the current quarter due to a decrease in equity in net income of unconsolidated affiliate from Cash Converters International.
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
The fair value of our investment in Cash Converters International was below the carrying value as of June 30, 2015. Given the decline in fair value began in the third quarter of fiscal 2015, we believe that the impairment was temporary as of June 30, 2015. The fair value decline may be other-than-temporary in future periods subsequent to June 30, 2015. We further estimate that our carrying value in Cash Converters International will exceed the fair value by approximately $29.4 million as of September 30, 2015 based upon the stock price and exchange rates as of that date, which may cause an other-than-temporary impairment in our investment in future reporting periods.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net (loss) income attributable to EZCORP, including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended June 30,		Percentage Change
	2015	2014

	(in thousands)
Segment contribution	$4,427	$22,476	(80)%
Corporate expenses (income):
Administrative	12,602	14,205	(11)%
Depreciation	1,760	1,664	6%
Amortization	959	893	7%
Loss (gain) on sale or disposal of assets	16	(6)	*
Interest expense	3,774	1,889	100%
Interest income	(48)	(48)	—%
Restructuring	37	—	*
Other income	(575)	(196)	*
(Loss) income from continuing operations before income taxes	(14,098)	4,075	*
Income tax (benefit) expense	(4,131)	423	*
(Loss) income from continuing operations, net of tax	(9,967)	3,652	*
Loss from discontinued operations, net of tax	(270)	(2,076)	(87)%
Net loss	(10,237)	1,576	*
Net loss from continuing operations attributable to redeemable noncontrolling interest	(390)	(4,042)	(90)%
Net (loss) income attributable to EZCORP	$(9,847)	$5,618	*

* Represents an increase or decrease in excess of 100% or not meaningful.
Consolidated income from continuing operations, net of tax decreased $11.6 million from the prior-year quarter to a loss of $10.0 million in the current quarter due to a $23.4 million decrease in contribution from the U.S. & Canada segment, a $0.3 million decrease in contribution from the Other International segment and a $0.1 million increase in corporate expenses, partially offset by a $5.7 million increase in contribution from the Latin America segment.
Total corporate expenses increased $0.1 million, or 1%, from the prior-year quarter to $18.5 million, primarily due to:

•
A $1.9 million increase in interest expense primarily due to the $2.1 million of debt discount amortization in the current quarter pertaining to our 2.125% Cash Convertible Notes issued in June 2014; partially offset by

•	A $1.6 million decrease in administrative expense primarily due to a $3.1 million decrease in wages and benefits, partially offset by a $1.4 million increase in professional fees; and

•	A $0.4 million increase in other income primarily due to an increase in foreign currency transaction gains.
Income tax expense decreased $4.6 million primarily due to the $16.2 million decrease in pre-tax (loss) income from continuing operations.
The current quarter net loss attributable to EZCORP was $9.8 million, a $13.4 million decrease from the prior-year quarter net income attributable to EZCORP of $5.6 million.
Nine Months Ended June 30, 2015 vs. Nine Months Ended June 30, 2014
Summary Financial Data
The following table presents selected, unaudited, consolidated financial data for our nine-month periods ended June 30, 2015 and 2014 (the "current nine-month period" and "prior-year nine-month period," respectively). This table, as well as the discussion that follows, should be read with the accompanying unaudited financial statements and related notes.

	Nine Months Ended June 30,		Percentage Change
	2015	2014

	(in thousands)
Revenues:
Merchandise sales	$310,628	$298,211	4%
Jewelry scrapping sales	47,521	74,169	(36)%
Pawn service charges	181,996	183,212	(1)%
Consumer loan fees and interest	164,084	162,715	1%
Other revenues	2,936	3,714	(21)%
Total revenues	707,165	722,021	(2)%
Merchandise cost of goods sold	206,430	184,378	12%
Jewelry scrapping cost of goods sold	37,609	55,262	(32)%
Consumer loan bad debt	47,820	45,465	5%
Net revenues	415,306	436,916	(5)%
Income from continuing operations, net of taxes	1,869	28,561	*
Loss from discontinued operations, net of tax	(1,991)	(5,445)	(63)%
Net (loss) income	(122)	23,116	*
Net loss from continuing operations attributable to redeemable noncontrolling interest	(3,230)	(5,686)	(43)%
Net income attributable to EZCORP	$3,108	$28,802	(89)%

* Represents an increase or decrease in excess of 100% or not meaningful.
Income from continuing operations, net of tax, decreased $26.7 million from the prior-year nine-month period to $1.9 million in the current nine-month period. This decrease was primarily due to a $21.6 million decrease in net revenues, a $14.4 million increase in interest expense, a decrease of $3.5 million in equity in net income of unconsolidated affiliates from the prior-year nine-month period and a $10.6 million goodwill impairment charge attributable to the U.S. Financial Services reporting unit, partially offset by a $2.6 million decrease in impairment on investments and a $5.3 million decrease in income tax expense.
The $21.6 million decrease in net revenues was primarily attributable to:

•	A $9.6 million decrease in merchandise sales gross profit primarily due to our efforts to reshape our inventory profile and increase the velocity of inventory;

•	A $9.0 million decrease in jewelry scrapping sales gross profit primarily due to a decrease in proceeds realized per gram of gold jewelry scrapped coupled with a decrease in gold volume; and

•	A $2.0 million decrease in consumer loan fees and interest, or a $1.0 million decrease in consumer loan fees and interest gross profit.
The $14.4 million increase in interest expense was primarily due to $6.1 million of debt discount amortization in the current nine-month period pertaining to our 2.125% cash convertible senior notes due 2019 issued in June 2014, a $1.2 million ($0.8 million, net of taxes) increase due to charges associated with interest payments made to the Internal Revenue Service pertaining to the audit of our fiscal 2010 return and an overall increase in interest expense due to higher average corporate debt outstanding in the current nine-month period, partially offset by a decrease in amortization of deferred financing costs primarily due to the prior-year quarter including additional accelerated amortization of deferred financing costs incurred in connection with the February 17, 2014 repayment of Grupo Finmart's consumer loans facility due 2017.
Equity in net income of unconsolidated affiliates decreased $3.5 million from the prior-year nine-month period. This decrease was primarily due to a one-time contract termination charge incurred by Cash Converters International in the current nine-month period.
The decrease in impairment on investments of $7.9 million ($5.4 million, net of taxes) is due to the prior-year nine-month period impairment of our investment in Albemarle & Bond, which brought our carrying value of this investment to zero.
Income tax expense decreased $5.3 million primarily due to a decrease in income from continuing operations before tax.

U.S. & Canada
The following table presents selected summary financial data from continuing operations for the U.S. & Canada segment:

	Nine Months Ended June 30,		Percentage Change
	2015	2014

	(in thousands)
Revenues:
Merchandise sales	$260,718	$253,501	3%
Jewelry scrapping sales	44,311	69,531	(36)%
Pawn service charges	158,961	161,117	(1)%
Consumer loan fees and interest	114,339	125,298	(9)%
Other revenues	2,051	2,234	(8)%
Total revenues	580,380	611,681	(5)%
Merchandise cost of goods sold	171,239	155,046	10%
Jewelry scrapping cost of goods sold	34,661	51,257	(32)%
Consumer loan bad debt	33,114	32,372	2%
Net revenues	341,366	373,006	(8)%
Segment expenses (income):
Operations	251,333	251,549	—%
Depreciation	13,480	12,813	5%
Amortization	185	287	(36)%
Loss (gain) on sale or disposal of assets	230	(6,726)	*
Interest expense	16	8	100%
Interest income	(45)	(18)	100%
Impairment of goodwill	10,550	—	*
Other expense (income)	12	(7)	*
Segment contribution	$65,605	$115,100	(43)%
Other data:
Gross margin on merchandise sales	34%	39%
Gross margin on jewelry scrapping sales	22%	26%
Gross margin on total sales	32%	36%
Average pawn loan balance per pawn store at period end	$247	$285	(13)%
Average monthly yield on pawn loan portfolio**	13.8%	13.6%
Pawn loan redemption rate	85%	84%
Consumer loan bad debt as a percentage of consumer loan fees	29%	26%

* Represents an increase or decrease in excess of 100% or not meaningful.
** Average monthly yield on pawn loan portfolio is calculated as pawn service charge revenues for the period divided by the average pawn loan balance during the period.
Total merchandise sales increased $7.2 million, or 3%, from the prior-year nine-month period to $260.7 million. Same-store merchandise sales increased $2.3 million, or 1%, and new and acquired stores net of closed stores contributed $4.9 million. Gross margin on merchandise sales was 34% during the current nine-month period, down from 39% in the prior-year nine-month period, primarily as a result of our efforts to reduce our aged inventory profile.
Gross profit on jewelry scrapping sales decreased $8.6 million, or 47%, from the prior-year nine-month period to $9.7 million. Gross profit on jewelry scrapping represented 3% of total net revenues, down from 5% in the prior-year nine-month period. Jewelry scrapping revenues decreased $25.2 million, or 36%, due to a 7% decrease in proceeds realized per gram of gold jewelry scrapped, coupled with a 32% decrease in gold volume. The decrease in volume was primarily due to our continued strategy to retail rather than scrap jewelry in addition to an overall decline due to the market price of gold. Same-store jewelry scrapping sales decreased $25.4 million, or 37%, and new and acquired stores, net of closed stores contributed $0.2 million.

Jewelry scrapping sales include $6.3 million and $9.7 million of loose diamonds removed from scrap jewelry and sold in the current nine-month period and prior-year nine-month period, respectively. Scrap cost of goods sold decreased $16.6 million from the prior-year nine-month period, primarily due to a decrease in volume.
Pawn service charge revenues decreased $2.2 million, or 1%, from the prior-year nine-month period to $159.0 million due to a 3% decrease in the average monthly pawn loan balance outstanding during the current nine-month period. Same-store pawn service charge revenues decreased $3.1 million, or 2%, from the prior-year nine-month period, and new and acquired stores, net of closed stores contributed pawn service charge revenues of $0.9 million.
Consumer loan fees and interest decreased $11.0 million, or 9%, from the prior-year nine-month period to $114.3 million. The overall decrease in consumer loan fees and interest was primarily due to a decrease in consumer loan balances in Texas ordinance cities, mainly Houston. Total consumer loan bad debt as a percentage of consumer loan fees increased slightly from the prior-year nine-month period to 29%.
Total segment expenses increased $17.9 million to $275.8 million (48% of revenues) during the current nine-month period from $257.9 million (42% of revenues) in the prior-year nine-month period. This increase was primarily due to a $7.0 million decrease in gain on sale or disposal of assets due to the prior-year nine-month period including a $6.8 million gain realized on a sale of seven U.S. pawn stores (three in Louisiana, two in Mississippi, one in Alabama and one in Florida), and $10.6 million in impairment of goodwill associated with the U.S. Financial Services reporting unit that was recorded in the current nine-month period. See Note 6 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements." The $10.6 million of goodwill impairment will reduce the amount of charges associated with the closing of the U.S. Financial Services that will be recorded in the fourth quarter of fiscal 2015 (ended September 30, 2015), as described in Note 18 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
In the current nine-month period, the U.S. & Canada segment delivered a contribution of $65.6 million, a $49.5 million decrease compared to the prior-year nine-month period. The decrease was primarily due to a $31.6 million decrease in net revenues driven by a $9.0 million, $8.6 million and $11.7 million decrease in merchandise sales gross profit, jewelry scrapping sales gross profit and consumer loan fees and interest net revenue, respectively, in addition to the $17.9 million increase in segment expenses described above.

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

	Nine Months Ended June 30,			Percentage Change GAAP	Percentage Change Constant Currency
	2015	2015 Constant Currency***	2014

	(in USD thousands)
Revenues:
Merchandise sales	$49,910	$56,006	$44,710	12%	25%
Jewelry scrapping sales	3,210	3,602	4,638	(31)%	(22)%
Pawn service charges	23,035	25,848	22,095	4%	17%
Consumer loan fees and interest	49,745	55,821	37,417	33%	49%
Other revenues	885	993	1,480	(40)%	(33)%
Total revenues	126,785	142,270	110,340	15%	29%
Merchandise cost of goods sold	35,191	39,490	29,332	20%	35%
Jewelry scrapping cost of goods sold	2,948	3,308	4,005	(26)%	(17)%
Consumer loan bad debt	14,706	16,502	13,093	12%	26%
Net revenues	73,940	82,970	63,910	16%	30%
Segment expenses (income):
Operations	55,681	62,482	58,117	(4)%	8%
Depreciation	3,988	4,475	4,411	(10)%	1%
Amortization	1,163	1,305	1,553	(25)%	(16)%
Loss on sale or disposal of assets	264	296	15	*	*
Interest expense	20,541	23,050	14,414	43%	60%
Interest income	(1,216)	(1,365)	(596)	*	*
Other expense	3,489	3,915	427	*	*
Segment loss	$(9,970)	$(11,188)	$(14,431)	(31)%	(22)%
Other data:
Gross margin on merchandise sales	29%	29%	34%
Gross margin on jewelry scrapping sales	8%	8%	14%
Gross margin on total sales	28%	28%	32%
Average pawn loan balance	$14,640	$17,681	$14,978	(2)%	18%
Average pawn loan balance per pawn store at period end	$68	$82	$70	(3)%	17%
Average monthly yield on pawn loan portfolio**	16.3%	16.3%	16.4%
Pawn loan redemption rate	77%	77%	77%
Consumer loan bad debt as a percentage of consumer loan fees	30%	30%	35%

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

The average exchange rate used to translate current nine-month period results from Mexican pesos to U.S. dollars was 14.7 to 1, a 12% change from the prior-year nine-month period’s rate of 13.1 to 1.

Core pawn revenue increased 23% from the prior-year nine-month period to $81.9 million, while merchandise sales increased $11.3 million, or 25%, to $56.0 million. Merchandise sales gross margin was 29% during the current nine-month period, down from 34% during the prior-year nine-month period, primarily as a result of our efforts to reshape our inventory profile. General merchandise inventory held for a year or more decreased 70%.
Pawn service charge revenues increased $3.8 million, 17%, from the prior-year nine-month period to $25.8 million. The increase was primarily due to an increase in the average pawn loan balance outstanding from the prior-year nine-month period of 18% to $17.7 million.
Consumer loan fees and interest increased $18.4 million, or 49% from the prior-year nine-month period to $55.8 million. The increase was driven primarily by strong demand for loans at Grupo Finmart.
Other revenues decreased $0.5 million, or 33% from the prior-year nine-month period to $1.0 million.
Consumer loan bad debt increased $3.4 million from the prior-year nine-month period to $16.5 million primarily due to a increase in bad debt reserve.
Total segment expenses increased $15.8 million, or 20%, on a constant currency basis to $94.2 million from the prior-year nine-month period. The increase was primarily due to:

•
A $7.9 million increase in net interest expense primarily due to consolidated VIE debt and a higher weighted-average debt outstanding as compared to the prior-year, offset by a decrease in the weighted-average rate of Grupo Finmart's third party debt. The weighted-average rate on Grupo Finmart's third party debt, excluding the consolidated VIE debt, decreased to 9% from 10% in the prior-year quarter. At June 30, 2015 Grupo Finmart had outstanding debt of $108.1 million, excluding the consolidated VIE debt, and outstanding consolidated VIE debt of $86.8 million;

•	A $4.4 million increase in operations expense primarily due to a $3.8 million increase in salaries; and

•	A $3.5 million increase in other expense due to fair value adjustments on foreign currency derivative instruments not designated as hedging instruments.
In the current nine-month period the segment loss for the Latin America segment decreased by $3.2 million, or 22%, to $11.2 million as compared to a segment loss of $14.4 million in the prior-year nine-month period. The decrease in segment loss is primarily due to an increase in consumer loan fees and interest due to growth in Grupo Finmart loan originations in addition to a lower than anticipated consumer loan bad debt.
Other International
The following table presents selected summary financial data from continuing operations for the Other International segment:

	Nine Months Ended June 30,		Percentage Change
	2015	2014

	(in thousands)
Segment expenses (income):
Equity in net income of unconsolidated affiliates	$(338)	$(3,880)	(91)%
Impairment of investments	—	7,940	(100)%
Other expense	—	346	(100)%
Segment contribution (loss)	$338	$(4,406)	*

* Represents an increase or decrease in excess of 100% or not meaningful.
Segment contribution from the Other International segment increased $4.7 million from the prior-year nine-month period to $0.3 million in the current nine-month period primarily due to:

•
A $3.5 million decrease in equity in net income of unconsolidated affiliates primarily due to a $4.7 million decrease in Cash Converters International’s net income primarily attributable to a $5.9 million charge that Cash Converters International incurred in December 2014 in connection with the termination of agency agreements with certain development agents, offset by a $1.2 million increase in equity in net income of unconsolidated affiliates due to no reported earnings from Albemarle & Bond in the current nine-month period as compared to a reported loss in the prior-year nine-month period; and

•
A decrease in impairment of investments due to the prior-year nine-month period other-than-temporary impairment of $7.9 million ($5.4 million, net of taxes) in Albemarle & Bond, which brought our carrying value of this investment to zero.

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
Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, including items that affect our consolidated financial results but are not allocated among segments:

	Nine Months Ended June 30,		Percentage Change
	2015	2014

	(in thousands)
Segment contribution	$55,973	$96,263	(42)%
Corporate expenses (income):
Administrative	31,803	49,925	(36)%
Depreciation	5,355	4,990	7%
Amortization	2,857	2,224	28%
Loss on sale or disposal of assets	385	642	(40)%
Interest expense	12,432	4,182	*
Interest income	(132)	(115)	15%
Restructuring	763	—	*
Other income	(133)	(227)	(41)%
Income from continuing operations before income taxes	2,643	34,642	(92)%
Income tax expense	774	6,081	(87)%
Income from continuing operations, net of tax	1,869	28,561	*
Loss from discontinued operations, net of tax	(1,991)	(5,445)	(63)%
Net (loss) income	(122)	23,116	*
Net loss from continuing operations attributable to redeemable noncontrolling interest	(3,230)	(5,686)	(43)%
Net income attributable to EZCORP	$3,108	$28,802	(89)%

* Represents an increase or decrease in excess of 100% or not meaningful.
Consolidated income from continuing operations, net of tax, decreased $26.7 million from the prior-year nine-month period to $1.9 million in the current nine-month period primarily due to a $49.5 million decrease in contribution from the U.S. & Canada segment, partially offset by a $4.5 million decrease in loss contributed from the Latin America segment, a $4.7 million increase from the Other International segment and a $8.3 million decrease in corporate expenses.
Total corporate expenses decreased $8.3 million, or 13%, from the prior-year nine-month period to $53.3 million, primarily due to:

•
A $18.1 million decrease in administrative expenses primarily due to an $8.0 million retirement benefit expense for our former Executive Chairman, discretionary bonuses, and one-time charges relating to reorganization and outsourcing of our internal audit department that were incurred in the prior-year nine-month period, in addition to a $7.7 million decrease in stock-based compensation attributable to grants forfeited in addition to no new grants issued during fiscal 2015 and an overall decrease in wages and benefits in the current nine-month period; partially offset by

•
A $8.3 million increase in interest expense due to $6.1 million of debt discount amortization in the current nine-month period pertaining to our 2.125% Cash Convertible Notes issued in June 2014, a $1.2 million increase due to charges associated with interest payments made to the Internal Revenue Service pertaining to the audit of our fiscal 2010 return and an overall increase in interest expense due to higher average corporate debt outstanding in the current nine-month period; and

•	A $0.8 million increase in restructuring expense due to ongoing charges pertaining to the restructuring initiated in the fourth quarter of fiscal 2014.
Income tax expense decreased $5.3 million primarily due to the decrease in pre-tax income from continuing operations.
During the current nine-month period net income attributable to EZCORP was $3.1 million, a $25.7 million decrease from the prior-year nine-month period net income of $28.8 million.
Liquidity and Capital Resources
Cash Flows
The table below presents a summary of the sources and uses of our cash:

	Nine Months Ended June 30,		Percentage Change
	2015	2014

	(in thousands)
Cash flows from operating activities	$50,508	$43,257	17%
Cash flows from investing activities	(14,143)	(43,101)	(67)%
Cash flows from financing activities	28,388	20,296	40%
Effect of exchange rate changes on cash and cash equivalents	(5,691)	(118)	*
Net increase in cash and cash equivalents	$59,062	$20,334	*

* Represents an increase or decrease in excess of 100% or not meaningful.
The increase in cash flows from operating activities was primarily due to a $34.6 million increase from changes in operating assets and liabilities, partially offset by a $23.3 million decrease in net income plus several non-cash items and $3.7 million in restructuring payments.
The increase in cash flows from investing activities was primarily due to a $49.9 million increase in proceeds related to loan activities (net loans repaid and recovery of pawn loan principal through sale of forfeited collateral), and an $8.9 million decrease in acquisitions, net of cash acquired, partially offset by a $12.1 million investment in Cash Converters International in order to maintain our equity ownership percentage in connection with a non-underwritten placement of shares, a $6.9 million increase in additions to property and equipment and a $10.6 million decrease in proceeds from sale of assets.
The increase in cash flows from financing activities was primarily due to a $140.9 million decrease in net payments on our revolving line of credit that was terminated in June 2014, a $12.7 million decrease in debt issuance costs, a $17.0 million decrease in payout of deferred and contingent consideration, a $71.1 million increase in restricted cash, $2.3 million in proceeds from settlement of forward currency contracts, $11.9 million in common stock repurchased in June 2014 and an $18.4 million decrease in purchases in subsidiary shares from noncontrolling interests, partially offset by a $181.4 million decrease in net proceeds from our 2.125% Cash Convertible Senior Notes Due 2019 and related embedded derivative, hedges and warrants in June 2014 and a $86.5 million increase in net payments on our outstanding bank borrowings.
Total debt and capital lease obligations outstanding decreased by $19.0 million, or 4%, to $409.9 million as compared to the prior-year quarter. The total amount includes the effects of consolidated VIE debt as discussed in further detail below. Of this amount, $108.1 million was non-recourse to EZCORP and attributable to Grupo Finmart. The overall increase in debt was primarily due to $215.0 million of our 2.125% Cash Convertible Senior Notes Due 2019 and embedded derivative issued in June and July 2014 outstanding as of June 30, 2015, offset by continued repayments by Grupo Finmart on their outstanding debt that is non-recourse to EZCORP.
The net effect of these and other smaller items was a $59.1 million increase in cash on hand, providing a $114.4 million ending cash balance. Of the aforementioned ending cash balance, approximately 36%, or $21.2 million, is held by foreign subsidiaries and is not available to fund domestic operations as we intend to permanently reinvest earnings from foreign operations.

Contractual Obligations
In the Amended FY14 Annual Report, we reported that we had $759.2 million in total contractual obligations as of September 30, 2014. There have been no material changes to this total obligation during the current nine-month period, other than (a) the Additional Interest due on the Cash Convertible Notes, as described in further detail below, (b) changes in our real estate obligations described below, (c) additional debt issued by our consolidated VIEs and (d) ordinary fulfillment of obligations.
In December 2014, we entered into a non-cancelable 13-year operating lease for our corporate offices, with rent payments beginning February 2016 and ending March 2029. Annual rent escalates from $3.0 million at lease inception to $4.6 million in the terminal year of the lease. The lease includes two five year extension options at the end of the initial lease term. The estimated minimum future rental payments under the lease are approximately $57.1 million. We intend to initiate subleases pertaining to our corporate operating office lease.
During the second quarter of fiscal 2015, we entered into non-cancelable subleases for our Miami and Mexico City regional offices for estimated minimum future sublease payments of approximately $8.7 million. Sublease payments are expected to partially offset our operating lease obligations over the nine-year period beginning March 2015 and ending September 2024 (in the case of the Miami lease) and the three-year period beginning March 2015 and ending June 2018 (in the case of the Mexico City lease). Annual total sublease payments escalate from $0.6 million at sublease inception to $1.0 million in the terminal year of the last sublease.
We are obligated under letters of credit issued to unaffiliated lenders as part of our credit service operations. As of June 30, 2015, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $20.5 million. Of that total, $5.6 million was secured by titles to customers’ automobiles. These amounts include principal, interest and insufficient funds fees.
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2014, these collectively amounted to $22.8 million.
Of our 480 U.S. financial services stores, 198 adjoin a pawn store and are covered by the same lease agreement. The lease agreements at approximately 97% of the remaining 282 free-standing U.S. financial services stores contain provisions that limit our exposure for additional rent to only a few months if laws were enacted that had a significant negative effect on our operations at these stores. The space currently utilized by stores adjoining pawn stores could be re-incorporated into the pawn operations.
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
On the first anniversary of the closing date, the Sellers have the right to require us to repurchase the Shares for an aggregate price of $11.8 million (the "Put Option"). The Sellers may terminate the Put Option, in whole or in part, at any time. The Sellers are required to hold the Shares for a period of six months following the termination of the Put Option (the "Holding Period"). If the trading price of the Class A Non-voting Common Stock at the end of the Holding Period is less than $10.06 per share, then we will make an additional cash payment to the Sellers equal to the aggregate deficit, but such payment will not exceed $1.0 million. If the trading price of the Class A Non-voting Common Stock at the end of the Holding Period is more than $10.06 per share, then we will receive from the Sellers (either in cash or by returning a portion of the Shares) an amount equal to 50% of the aggregate excess, but such payment will not exceed $1.0 million (the "Holding Period Adjustment"). As of June 30, 2015, the Sellers had not terminated the Put Option in whole or in part.
The Put Option is not accounted for separately from the Shares and does not require bifurcation. The Shares are accounted for as common stock, subject to possible redemption under FASB ASC 480 Distinguishing Liabilities from Equity and are included in temporary equity in our condensed consolidated balance sheet as of June 30, 2015. The Holding Period Adjustment is accounted for as a contingent consideration asset under FASB ASC 805 Business Combinations, will be adjusted to fair value in subsequent reporting periods, and is recorded in our balance sheet at its estimated fair value under "Other assets, net" as of June 30, 2015.

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
As of June 30, 2015, the Cash Convertible Notes are not convertible because the conversion conditions have not been met. Accordingly, the net balance of the Cash Convertible Notes of $191.8 million is classified as a non-current liability on our condensed consolidated balance sheets as of June 30, 2015.
For an additional description of the Cash Convertible Notes, the conversion terms thereof and the hedges and warrants transactions, see Note 7 "Long-term Debt and Capital Lease Obligations" in the notes to our condensed consolidated financial statements.
As of June 30, 2015, Grupo Finmart's third party debt (non-recourse to EZCORP), excluding debt consolidated under VIEs was $108.1 million, with a weighted-average interest rate of 9%. Since the acquisition of Grupo Finmart in January 2012, Grupo Finmart's debt has decreased $1.7 million, and its weighted-average interest rate has decreased 10 percentage points, primarily due to debt refinancing. This refinancing effort was a key assumption in our investment analysis and will result in significantly reduced interest expenses going forward.
During fiscal 2014 and the quarter ended December 31, 2014, Grupo Finmart completed several transfers of consumer loans to consolidated VIEs, which were funded with debt proceeds. The debt outstanding from these transfers was $86.8 million as of June 30, 2015. See "Secured notes consolidated from VIEs" in Note 7 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements" for an additional description of these proceeds.
The $108.1 million Grupo Finmart debt, excluding debt consolidated under VIEs, and $86.8 million debt consolidated under VIEs comprise the $194.9 million total debt outstanding of Grupo Finmart.
In July 2012 Grupo Finmart transferred certain consumer loans to a bankruptcy remote trust in a securitization transaction. The securitization borrowing facility had a maximum capacity of approximately $115.4 million. On February 17, 2014, Grupo Finmart repaid this facility and entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust. As of June 30, 2015, $46.6 million was outstanding under the securitization borrowing facility. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The unrestricted cash received from this borrowing in the amount of $29.2 million was primarily used to repay the previous securitization borrowing facility due in 2017 and the transaction costs associated with this transaction. The cash proceeds of approximately $17.0 million is restricted primarily for $14.8 million of collection rights on the additional eligible loans from Grupo Finmart, which Grupo Finmart expects to deliver to the trust within the next 12 months, and $2.2 million of interest and trust maintenance costs to be recovered at repayment. The restricted cash proceeds of $14.8 million are recourse to Grupo Finmart unless additional eligible loans are delivered within two-year period specified in the agreement.

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
We include an allowance for expected LOC losses under "Accounts payable and other accrued expenses" in our condensed consolidated balance sheets, which as of June 30, 2015, was $3.2 million. At that date, our maximum exposure for losses on letters of credit, if all brokered loans defaulted and none were collected, was $20.5 million. This amount includes principal, interest and insufficient funds fees.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of the Amended FY14 Annual Report. There have been no material changes to our exposure to market risks since September 30, 2014.
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
In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2015 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the completion of the review of the Grupo Finmart loan portfolio and the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements included in this Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.
Management's Report on Internal Control Over Financial Reporting
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the effects of the remediation discussed above.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are currently subject to various litigation and regulatory actions. In addition to the matters described in Note 11 and Note 17 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements," we are from time to time subject to other legal and regulatory actions, including the following:

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
We have procured management liability insurance policies that should protect us from much of the potential exposure related to the shareholder derivative litigation and the federal securities litigation described in Note 11 and Note 17 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements." However, under the terms of those policies, we bear the first $1 million of costs or liability associated with those actions. Consequently, we expect that our results of operations will be adversely affected by the current litigation until we exhaust the retention under our management liability insurance policies. In addition, to the extent that our ultimate liability in the current litigation or any subsequent litigation that is included in the same policy year exceeds the management liability policy limits, our results of operations could be adversely affected.
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

Item 6. Exhibits
The following exhibits are filed with, or incorporated by reference into, this report.

Exhibit No.	Description of Exhibit
31.1*	Certification of Stuart I. Grimshaw, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Mark Ashby, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
***
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015, June 30, 2014 and September 30, 2014; (ii) Condensed Consolidated Statements of Operations for the three and nine-months ended June 30, 2015 and June 30, 2014; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine-months ended June 30, 2015 and June 30, 2014 (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended June 30, 2015 and June 30, 2014; and (v) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	November 9, 2015	/s/ Mark S. Ashby
Mark S. Ashby, Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of Stuart I. Grimshaw, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Mark Ashby, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
***
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2015, June 30, 2014 and September 30, 2014; (ii) Condensed Consolidated Statements of Operations for the three and nine-months ended June 30, 2015 and June 30, 2014; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine-months ended June 30, 2015 and June 30, 2014 (iv) Condensed Consolidated Statements of Cash Flows for the three and nine-months ended June 30, 2015 and June 30, 2014; and (v) Notes to Interim Condensed Consolidated Financial Statements.