Form 10-K
period 2015-09-30
EZCORP INC
filed 2015-12-24
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2015
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 000-19424
EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2540145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Bee Cave Road, Rollingwood, Texas	78746
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (512) 314-3400
Securities Registered Pursuant to Section 12(b) of the Act

Title of Each Class	Name of Each Exchange on Which Registered
Class A Non-voting Common Stock, $.01 par value per share	The NASDAQ Stock Market
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-voting Common Stock held by non-affiliates of the registrant was $493 million, based on the closing price on the NASDAQ Stock Market on March 31, 2015.
As of November 30, 2015, 51,868,607 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2015

PART I
This report contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. Our actual results may differ materially from those currently anticipated and expressed or implied by those forward-looking statements because of a number of risks and uncertainties, including those discussed under “Part I, Item 1A — Risk Factors.” We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results, and the differences can be material. See also “Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results.”
Unless otherwise specified, references to the “company,” “we,” “our,” “us” and “EZCORP” refer to EZCORP, Inc. and its consolidated subsidiaries. References to a “fiscal” year refer to our fiscal year ended September 30 of the specified year. For example, “fiscal 2015” refers to the fiscal year ended September 30, 2015. All currency amounts preceded with “$” are stated in U.S. dollars, except otherwise indicated.
ITEM 1 — BUSINESS
Overview
EZCORP, Inc. is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of pawn loans in the United States and Mexico and consumer loans in Mexico.
Our vision is to be the market leader in North America, within three years, in responsibly and respectfully meeting our customers’ desire for access to cash when they want it. That vision is supported by four key imperatives:

•	Market Leading Customer Satisfaction;

•	Exceptional Staff Engagement;

•	Attractive Shareholder Returns; and

•	Most Efficient Provider of Cash.
At our pawn stores (522 in the U.S. and 232 in Mexico), we offer pawn loans, which are non-recourse loans collateralized by tangible property, and we sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers.
Through our 94%-owned subsidiary, Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), headquartered in Mexico City, we offer unsecured installment loans to employees of various Mexican employers (principally federal, state and local government agencies), which are repaid through payroll deductions. Grupo Finmart has over 100 active payroll withholding agreements (called “convenios”) with Mexican employers, giving it access to over five million potential customers.
In addition to our three core businesses (U.S. Pawn, Mexico Pawn and Grupo Finmart), we operate 27 CASHMAX financial services locations in Canada and we own 32% of Cash Converters International Limited (“Cash Converters International”), based in Australia, which franchises and operates a worldwide network of over 700 locations that provide financial services and also buy and sell second-hand goods.
During fiscal 2015, we announced and implemented a plan to exit our U.S. Financial Services business (“USFS”), ceasing all payday, installment and auto title lending in the U.S. As a result, our USFS operations have been included as discontinued operations. For additional information about our discontinued operations and restructuring plans, see Note 2 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

Revenue for fiscal 2015 was comprised of the following:

Segment and Geographic Information
Our business consists of four reportable segments: “U.S. Pawn,” which includes our EZPAWN, Value Pawn & Jewelry and other branded pawn operations in the United States; “Mexico Pawn,” which includes our Empeño Fácil pawn operations and Cash Converters buy/sell store operations in Mexico; “Grupo Finmart,” which includes our Crediamigo and Adex payroll withholding loan operations in Mexico; and “Other International,” which includes our CASHMAX financial services operations in Canada and our equity interest in the net income (loss) of Cash Converters International. The following tables present store data by segment:

	Company-owned Stores*
	U.S. Pawn	Mexico Pawn	Grupo Finmart	Other International	Consolidated	Franchises

As of September 30, 2012	477	230	45	68	820	10
New locations opened	14	66	7	1	88	—
Locations acquired	12	20	6	—	38	—
Locations sold, combined or closed	—	(1)	(4)	(1)	(6)	(2)
Discontinued operations**	(1)	(57)	—	(29)	(87)	—
As of September 30, 2013	502	258	54	39	853	8
New locations opened	9	3	—	—	12	—
Locations sold, combined or closed	(7)	—	(1)	—	(8)	(3)
As of September 30, 2014	504	261	53	39	857	5
New locations opened	5	3	—	—	8	—
Locations acquired	25	—	—	—	25	—
Locations sold, combined or closed	(12)	(32)	—	(12)	(56)	(4)
As of September 30, 2015	522	232	53	27	834	1

*	USFS stores are excluded from presentation.

**
During the third quarter of fiscal 2013, we implemented a plan to close 87 legacy stores in a variety of locations. These stores were generally older, smaller stores that did not fit our future growth profile.

For additional information about our discontinued operations, see Note 2 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
For additional information about our segments and geographic areas, see Note 19 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Pawn Activities
At our North American pawn stores, we offer secured loans, which are typically small, non-recourse loans collateralized by tangible personal property. As of September 30, 2015, we had a closing pawn loan principal balance of $160.0 million. We earn pawn service charge revenue on our pawn loans. In fiscal 2015, pawn service charges accounted for approximately 31% of our total revenues and 56% of our net revenues.
While allowable service charges vary by state and loan size, our United States pawn loans primarily earn 18% to 25% per month. The total United States pawn loan term ranges between 30 and 120 days, with an additional grace period up to 90 days. Individual loans vary depending on the valuation of each item pawned, but United States pawn loans made typically average approximately $100 to $120.
In Mexico, pawn loans earn 15% to 21% per month. The Mexico pawn loan primary term is 30 days, with an additional grace period up to 10 days. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but Mexico pawn loans typically average approximately $1,000 Mexican pesos, or approximately $66 using the average exchange rate for fiscal 2015.
Collateral for our pawn loans consists of tangible personal property, generally jewelry, consumer electronics, power tools, sporting goods and musical instruments. Security for our pawn loans is provided via the estimated resale value of the collateral and the perceived probability of the loan’s redemption. We generally lend from 40% to 80% of the collateral’s estimated resale value depending on an evaluation of these factors.

If a customer does not repay, renew or extend a loan, the collateral is forfeited and becomes inventory available for sale. We do not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. If the subsequent sale of the forfeited collateral is less than the loan value, this is reflected in gross margin.
The following table presents our pawn loan redemption rates by segment:

	Fiscal Year Ended September 30,
	2015	2014	2013

U.S. Pawn loan redemption rate	84%	83%	83%
Mexico Pawn loan redemption rate	77%	77%	75%
Our ability to offer quality second-hand and refurbished goods at prices significantly lower than original retail prices attracts value-conscious customers. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. As over half of our inventory and sales involve gold and jewelry, our results can be heavily influenced by the market price of gold.
Customers may purchase a product protection plan that allows them to return or exchange certain general merchandise (non-jewelry) sold through our retail pawn operations within three to six months of purchase. We recognize the fees for this service as revenue ratably over the three to six month period of the plan.
Our inventory is stated at the lower of cost or market. We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 5.4% of gross inventory as of September 30, 2015 compared to 10.4% as of September 30, 2014 due to the lower levels of aged inventory outstanding at the end of fiscal 2015.
Payroll Withholding Loans
In Mexico, Grupo Finmart offers payroll withholding loans or unsecured consumer loans. Grupo Finmart enters into payroll withholding agreements (called “convenios”) with Mexican employers, primarily federal, state and local governments and agencies, and provides unsecured installment consumer loans to the employees of the various employers. Interest and principal payments are collected through payroll deductions. The average loan is approximately MXP 19,000 to MXP 23,000 (approximately $1,300 to $1,500 using the average exchange rate for fiscal 2015), with a stated term of 30 months. Stated interest rates approximate 74% annually.
Other
We also operate financial services stores in Canada under the CASHMAX brand, all located in the Ontario province. These small footprint locations offer payday loan services.
Operations
Our pawn operations structure is built to provide the maximum level of support to the store team, providing coaching, mentoring and problem solving to identify opportunities to better serve our customers and position us to be the leader in customer service and satisfaction.
Our payroll withholding lending business in Mexico operates using a network of low-cost branch offices dedicated to making loans to employees of government agencies and other employers with whom Grupo Finmart has processing and withholding agreements in place. We had 53 such offices in operation as of September 30, 2015. A centralized corporate office provides the lending approval function, processing of loans and repayments, collections, sales support and other administrative functions. Sales professionals are commission-based, with earnings tied to loans originated. All loan requests are approved or declined through the centralized credit process. Grupo Finmart also utilizes a network of brokers to augment the sales force.
Our asset protection and compliance departments monitor the inventory system, lending practices, regulatory compliance and compliance with our policies and procedures. We perform full physical audits of active inventory and pawn collateral at each store on an annual basis. Cycle counts are completed daily for jewelry and firearms, and targeted high risk inventory categories are cycle counted multiple times annually. We record shrink adjustments for known losses at the conclusion of the annual full physical audit and as estimates during interim periods, and as discovered during cycle counts. Asset protection monitors all shrink adjustments for exceptions.

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
Seasonality and Quarterly Results
Historically, pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. Merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season with jewelry sales surrounding Valentine’s Day and additionally impacted by tax refunds in the United States.
Growth and Expansion
We plan to expand the number of locations we operate primarily through acquisitions and the opening of de novo locations. We continually evaluate and test new products and formats, which may result in expansion opportunities or strategic investments.
Our ability to add new stores is dependent on several variables, such as the availability of acquisition candidates at a realistic price or acceptable sites, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel.
Acquisitions
For information about our acquisitions, see Note 3 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
International Growth
We intend to open new stores as well as pursue acquisitions in our Mexican pawn business, but will adjust growth from time-to-time to conform to near-term market conditions. The Mexican pawn environment has mirrored the United States pawn environment as gold prices have dropped and the industry has seen a shift from gold and jewelry pawn activity to general merchandise pawn activity. Given that we have a bias towards general merchandise, we believe this structural shift will be beneficial to the business.
We anticipate Grupo Finmart will continue to sign new convenios with federal, state and local governments, as well as further penetrate its existing convenios. As of September 30, 2015, Grupo Finmart had over 100 active convenios, and the lending penetration into the existing convenios was approximately 4%, which indicates further growth opportunities.
Competition
We encounter significant competition in connection with all of our activities. These competitive conditions may have an impact on our revenues, profitability and ability to expand. We compete with other pawn stores, credit service organizations, banks, credit unions and other financial institutions, such as consumer finance companies. We believe that the primary elements of competition are the quality of customer service and relationship management, convenience, store location and a customer friendly environment. In addition, we believe the ability to compete effectively will be based increasingly on strong general management, regional focus, automated management information systems, access to capital and superior customer service.
Our competitors for merchandise sales include numerous retail and wholesale stores, such as jewelry stores, discount retail stores, consumer electronics stores, other pawn stores, other resale stores, electronic commerce retailers and auction sites. Competitive factors in our retail operations include the ability to provide the customer with a variety of merchandise at an exceptional value and convenience coupled with exceptional customer service.
The pawn industry in the United States is large and highly fragmented. The industry consists of pawn stores owned primarily by independent operators who own one to three locations, and the industry is relatively mature. We are the second largest public operator of pawn stores in the United States.
The pawn industry in Mexico is also fragmented, but less so than in the United States. The industry consists of pawn stores owned by independent operators and chains, including some not-for-profit organizations. The pawn industry, particularly full-

line stores offering general merchandise and jewelry loans and resale, remains in more of an expansion stage in Mexico than in the United States due to the shift in focus to general merchandise.
The unsecured payroll lending industry in Mexico is marketed to public sector employees, who on average earn more and rotate less frequently than their private sector peers. Additionally, government entities tend to be more stable and on average have more employees than private companies.
Trademarks and Trade Names
We operate our U.S. pawn stores principally under the names “EZPAWN” or “Value Pawn” and the Mexico pawn stores under the name “EMPEÑO FÁCIL.” In Mexico, we offer payroll withholding loans under the names “Crediamigo” and “Adex." Our financial services stores in Canada operate under the name “CASHMAX.” We have a few stores in Mexico that operate under the name “Cash Converters.” We have registered with the United States Patent and Trademark Office the names EZPAWN and EZCORP, among others. We hold a trademark in Mexico for the name “EMPEÑO FÁCIL.”
Regulation
Compliance with federal, state and local laws and regulations is an integral part of how we manage our business, and we conduct our business in material compliance with all of these rules. The following is a general description of significant regulations affecting our business. For a geographic breakdown of our operating locations, see “Part I, Item 2 — Properties.”
U.S. Regulations
Pawn Regulations — Our pawn stores are regulated by the states in which they are located and, in some cases, by individual municipalities or other local authorities. The applicable statutes, ordinances and regulations vary from location to location and typically impose licensing requirements for pawn stores or individual pawn store employees. Licensing requirements typically relate to financial responsibility and character, and may establish restrictions on where pawn stores can operate. Additional rules regulate various aspects of the day-to-day pawn operations, including the pawn service charges that a pawn store may charge, the maximum amount of a pawn loan, the minimum or maximum term of a pawn loan, the content and format of the pawn ticket and the length of time after a loan default that a pawn store must hold a pawned item before it can be offered for sale. Failure to observe applicable regulations could result in a revocation or suspension of pawn licenses, the imposition of fines or requirements to refund service charges and fees, and other civil or criminal penalties. We must also comply with various federal requirements regarding the disclosure of the annual percentage rate, finance charge, amount financed, total of payments and payment schedule related to each pawn loan transaction. Additional federal regulations applicable to our pawn lending business are described in “Other Regulations” below.
A number of our pawn stores, voluntarily or pursuant to applicable laws, provide periodic (generally daily) reports to local law enforcement agencies. These reports provide local law enforcement with information about the items received from customers (whether through pawn or purchase), including a detailed description of the goods involved and the name and address of the customer. If we accept as collateral or purchase merchandise from a customer and it is determined that our customer was not the rightful owner, the merchandise is subject to recovery by the rightful owner and those losses are included in our shrinkage. Historically, we have not experienced a material number of claims of this nature.
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
Other Regulations — Our pawn lending activities are subject to other state and federal statutes and regulations, including the following:

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

Mexico Pawn Regulations
Federal Regulation — Federal law in Mexico provides for administrative regulation of the pawnshop industry by Procuraduría Federal del Consumidor (PROFECO), Mexico’s primary federal consumer protection agency. PROFECO regulates the form and terms of pawn loan contracts (but not interest or service charge rates) and defines certain operating standards and procedures for pawnshops, including retail operations, and establishes registration, disclosure, bonding and reporting requirements. There are significant fines and sanctions, including operating suspensions, for failure to comply with PROFECO’s rules and regulations. We believe that we comply with the rules and regulations, as currently administered, and believe that when fully implemented, the PROFECO registration requirements should have limited impact on our operations or profitability.
PROFECO requires that we report certain transactions (or series of transactions) that exceed certain monetary limits. Anti-money laundering regulations restrict the use of cash in certain transactions. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting on “vulnerable activities,” which includes certain high-value pawn and precious metal transactions.
The Federal Personal Information Protection Law requires us to protect our customers’ personal information. Specifically, the law requires us to inform customers if we share customer personal information with third parties and to post (both on-line and in-store) our privacy policy.
State and Local Regulation — Our pawn business in Mexico is also subject to regulation at the state and local level through state laws and local zoning and permitting ordinances. For example, some states require permits for pawn stores to operate, certification of employees as trained in the valuation of merchandise, and strict customer identification controls. State and local agencies often have authority to suspend store operations pending resolution of actual or alleged regulatory, licensing and permitting issues.
General Regulation — In addition to the above, our pawn business in Mexico is subject to various general business regulations in the areas of tax compliance, customs, consumer protections, money laundering, public safety and employment matters, among others, by various federal, state and local governmental agencies.
Mexico Financial Services Regulations
Our Grupo Finmart operations are primarily regulated by the General Law of Auxiliary Credit Organizations and Credit Activities (Ley General de Organizaciones y Actividades Auxiliares del Crédito), certain regulations of the Banco de México, the Law for the Protection and Defense of Financial Service Users (Ley de Protección y Defensa al Usuario de Servicios Financieros), the Law for the Transparency and Ordering of Financial Services (Ley para la Transparencia y Ordenamiento de los Servicios Financieros), regulations issued by the National Commission for the Protection of the Users of Financial Services (Comisión Nacional para la Defensa de los Usuarios de los Servicios Financieros or “CONDUSEF”), General Provisions in Terms of Transparency Applicable to Multiple Purpose Financial Institutions, Non-Regulated Entities (Disposiciones de Carácter General en Materia de Transparencia Aplicables a las Sociedades Financerieras de Objeto Múltiple, Entidades No Reguladas) and the General Provisions Applicable to Credit Institutions, Exchange Houses, Credit Unions, Limited Purpose Financial Institutions and Regulated Multiple Purpose Financial Institutions (Disposiciones de Carácter General Aplicables a las Organizaciones Auxiliares del Crédito, Casas de Cambio, Uniones de Crédito, Sociedades Financieras de Objeto Limitado y Sociedades Financieras de Objeto Múltiple Reguladas), as well as other regulations issued by the National Banking and Securities Commission (La Comisión Nacional Bancaria y de Valores or “CNBV”).

•
General Law of Auxiliary Credit Organizations and Credit Activities — As a Non-Regulated SOFOM, Grupo Finmart is not subject to the supervision of the CNBV, except with respect to provisions related to money laundering.

•
Law for the Protection and Defense of Financial Service Users — The purpose of this law is to protect and defend the rights and interests of users of financial services. To this end, the law provides for the creation of CONDUSEF, an autonomous entity that protects the interests of users of financial services. CONDUSEF acts as arbitrator with respect to disputes submitted to its jurisdiction and seeks to promote better relationships among users of financial institutions and the financial institutions. As a SOFOM, Grupo Finmart must submit to CONDUSEF’s jurisdiction in all conciliation proceedings and may choose to submit to CONDUSEF’s jurisdiction in all arbitration proceedings that may be brought before it. We may be required to provide reserves against contingencies that could arise from proceedings pending before CONDUSEF. We may also be subject to recommendations by CONDUSEF regarding our adhesion agreements or information used to provide our services. We may be subject to coercive measures or sanctions imposed by CONDUSEF.

The Law for the Protection and Defense of Financial Service Users requires non-regulated SOFOMs, such as Grupo Finmart, to maintain an internal unit designated to resolve any and all controversies submitted by customers. Grupo Finmart maintains such a unit. CONDUSEF also maintains a Registry of Financial Service Providers that assists CONDUSEF in the performance of its activities. CONDUSEF is required to publicly disclose the products and services offered by financial service providers, including interest rates. To satisfy this duty, CONDUSEF has wide authority to request any and all necessary information from financial institutions. All SOFOMs are required to register their forms of adhesion agreements with CONDUSEF. All of our standard forms of agreement have been registered before CONDUSEF.

•
Law for the Transparency and Ordering of Financial Services — The purpose of this law is to regulate certain fees and other aspects related to financial services in an effort to make financial services more transparent and to protect the interests of the users of such services.

•
General Provisions in Terms of Transparency Applicable to Multiple Purpose Financial Institutions, Non-Regulated Entities — The purpose of this law is to regulate the contract with customers, account statements and advertising.

•
Law for the Protection of Personal Data — The purpose of this law is to protect personal data and to enforce processing of personal data in order to ensure privacy and the right to consent with respect to the use of protected information.

•	Money Laundering Regulations — Mexico’s current anti-money laundering rules impose various requirements, including:

•
The establishment and implementation of procedures and policies, including client identification and know-your-customer policies, to prevent and detect actions, omissions or transactions that might favor, assist or cooperate in any manner with terrorism or money laundering activities;

•	Implementing procedures for detecting relevant, unusual and internal suspicious transactions;

•	Reporting of relevant, unusual and internal suspicious transactions to the CNBV and the Ministry of Finance and Public Credit;

•
The establishment of a communication and control committee (which, in turn, must appoint a compliance officer) in charge of, among other matters, supervising compliance with anti-money laundering provisions; and

•	Certain audit, training and reporting requirements.
Under the anti-money laundering rules, we must provide to the Ministry of Finance and Public Credit, through the CNBV, (i) quarterly reports with respect to transactions equal to, or exceeding, $10,000, (ii) monthly reports with respect to international funds transfers, received or sent by a client, with respect to transactions equal to, or exceeding, $10,000, (iii) reports of unusual transactions and (iv) periodic reports of suspicious transactions.
In connection with Mexico’s efforts against drug-trafficking organizations, the Mexican government recently announced several measures to further curtail money laundering. These measures are yet to be implemented but are expected to include (i) restricting transactions involving automobiles, real estate, jewelry and other highly-priced assets with cash, (ii) requiring certain persons to disclose transactions, such as gambling outlets, grantors of any types of loans, real estate and automobile agencies, jewelers, lawyers and accountants, carriers of cash and securities and art galleries, and (iii) modifying applicable laws to avoid the use of nominees and increase access to information by Mexican authorities.
Regulations Associated with Discontinued Businesses
In general, the regulatory burden on consumer financial services businesses has increased significantly in the last few years at the national, state and local levels. For example, some aspects of the business have been specifically prohibited in certain jurisdictions; the economic terms of products and services have been restricted in some jurisdictions; and new regulatory oversight bodies have been created or assumed jurisdiction, which in some cases have taken a more active and stringent regulatory approach to our industry. As a result, compliance costs have increased; the risk of regulatory inquiries, audits and fines or other penalties have increased; and we have chosen to exit substantially all of our payday, installment and auto title lending businesses (including our U.S. Financial Services business in the fourth quarter of fiscal 2015 and our online lending operations in the U.S. and U.K. in the fourth quarter of fiscal 2014).
These businesses were also subject to a variety of U.S. federal regulations generally governing consumer financial services, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Servicemembers Civil Relief Act, Warner National Defense Act, the Electronic Funds Transfer Act, the Bank Secrecy Act - USA Patriot Act, the Gramm-Leach-Bliley Act, Title X of the Dodd-Frank Act (including prohibitions against potentially unfair, deceptive or abusive acts or practices), the Truth-in-Lending Act, the Telephone Consumer Protection Act of 1991 and the CAN SPAM Act.
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
ITEM 1A — RISK FACTORS
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
We have restated our consolidated financial statements as of and for the fiscal years ended September 30, 2014, 2013 and 2012 (including the quarterly periods within those years, other than the first quarter of fiscal 2012) and for the first quarter of fiscal 2015 in order to correct certain accounting errors related to our Grupo Finmart loan portfolio (the “Restatement”). For a description of the material weaknesses in our internal control over financial reporting identified by management in connection with the Restatement and management’s plan to remediate those material weaknesses, see “Part II, Item 9A — Controls and Procedures.”
As a result of the Restatement and the circumstances giving rise to the Restatement, we have become subject to a number of additional costs and risks, including (a) accounting and legal fees incurred in connection with the Restatement and (b) legal fees, and possibly substantial damages or settlement costs, in connection with related stockholder litigation (as described in “Federal Securities Litigation” in Note 17 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data”). In addition, the Restatement may lead to a loss of investor confidence and have negative impacts on the trading price of our common stock.
We have identified material weaknesses in our internal control over financial reporting that, if not remediated, could result in additional material misstatements in our financial statements.
As described in “Part II, Item 9A — Controls and Procedures,” in connection with the Restatement, management identified control deficiencies that, collectively, represent material weaknesses (which had not been remediated as of September 30, 2015). In addition, in connection with the preparation of this Report, management identified other control deficiencies that, collectively, represent an additional material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the identified material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of September 30, 2015. See “Part II, Item 9A — Controls and Procedures.”
We are developing and implementing a remediation plan to address the material weaknesses. If our remediation efforts are insufficient or if additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the material weakness, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.
Changes in laws and regulations affecting our products and services could have a material adverse effect on our operations and financial performance.
Our products and services are subject to extensive regulation under various federal, state and local laws and regulations. Adverse legislation or regulations could be adopted in any country, state or municipality in which we operate. If such legislation or regulation is adopted in any particular jurisdiction, we generally evaluate our business in the context of the new rules and determine whether we can continue to operate in that jurisdiction with new or modified products or whether it is feasible to enhance our business with additional product offerings. In any case, if we are unable to continue to operate profitably under the new rules, we may decide to close or consolidate stores, resulting in decreased revenues, earnings and assets. For example, the U.S. Department of Defense recently issued a final rule that expands certain protections under the Military Lending Act (MLA) to a wider range of credit products, including pawn loans. As a result, effective October 2016, pawn loans to active duty service members and their dependents will be subject to a 36% APR rate cap.
Litigation and regulatory proceedings could have a material adverse impact on our business.
We are currently subject to various litigation and regulatory actions, including those described in Note 17 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” These matters are subject to inherent uncertainties and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or an injunction prohibiting us from conducting our business as we currently do. Any unfavorable ruling or outcome could have a material adverse effect on our results of operations and could negatively affect our reputation.
We have procured management liability insurance policies that should protect us from much of the potential exposure related to the shareholder derivative litigation and the federal securities litigation described in Note 17 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” However, under the terms of those policies, we bear the first $1 million of costs or liability associated with each claim. Consequently, our results of operations will be adversely affected by the current litigation until we exhaust the retention under our management liability insurance policies. In addition, to the extent that our ultimate liability in the current litigation or any subsequent litigation that is included in the same policy year exceeds the management liability policy limits, our results of operations could be adversely affected.
One person beneficially owns all of our voting stock and controls the outcome of all matters requiring a vote of stockholders, which may influence the value of our publicly-traded non-voting stock.
Phillip E. Cohen is the beneficial owner of all of our Class B Voting Common Stock. As a result of his equity ownership stake, Mr. Cohen controls the outcome of all issues requiring a vote of stockholders and has the ability to appoint or remove directors who control our policies and operations. All of our publicly-traded stock is non-voting stock. Consequently, stockholders other than Mr. Cohen have no vote with respect to the election of directors or any other matter requiring a vote of stockholders except as required by law. This lack of voting rights may adversely affect the market value of our publicly-traded Class A Non-Voting Common Stock.
In July 2014, the sole voting stockholder made changes to the Company’s Bylaws that generally restructure certain aspects of the Company’s corporate governance. Those changes, which are described in the Company’s Current Report on Form 8-K dated July 18, 2014, permit the voting stockholders to fill vacancies on the Board of Directors and appoint and remove the Chairman of the Board and officers of the Company; provide that the presence of 100% of the directors is necessary to constitute a quorum at any meeting of the Board; and provide that the affirmative vote of 100% of the directors is necessary to approve any resolution of the Board.

A significant portion of our business is concentrated in Texas.
As of September 30, 2015, a significant portion of our U.S. pawn stores were located in Texas, and those stores account for a significant portion of our revenues and profitability. The legislative, regulatory and general business environment in Texas has been relatively favorable for our pawn business activities, but a negative legislative or regulatory change in Texas could have a material adverse effect on our overall operations and financial performance.
A significant or sudden decrease in gold values or the volume of gold transactions may have a material impact on our earnings and financial position.
Gold jewelry comprises a large portion of the collateral security for our pawn loans and our inventory. Pawn service charges, sales proceeds and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values and the volume of gold transactions. A decline in the availability of gold or our customers’ willingness or ability to sell us gold or use gold as collateral for pawn loans could impact our business. Over the fiscal 2013 to 2015 periods, we experienced a significant softening of gold prices and volumes, which had a negative impact on our profitability. The impact on our financial position and results of operations of a continued decrease in gold values or volumes or a change in customer behavior cannot be reasonably estimated because the market and customer response to changes in gold values is not known; however, a significant decline in gold values or gold volumes could result in decreases in sales, sales margins and pawn service charge revenues.
A significant change in foreign currency exchange rates could have a material adverse impact on our earnings and financial position.
We have foreign operations in Mexico and Canada and an equity investment in Australia. Our assets and investments in, and earnings and dividends from, each of these must be translated to U.S. dollars from their respective functional currencies. A significant weakening of any of these foreign currencies could result in lower assets and earnings in U.S. dollars, resulting in a potentially material adverse impact on our financial position, results of operations and cash flows.
In part, achievement of our growth objectives is dependent upon our ability to open and acquire new stores.
Our expansion strategy includes acquiring existing stores and opening de novo store locations. Our acquisition strategy is dependent upon the availability of attractive acquisition candidates, while the success of our de novo store strategy is contingent upon numerous factors that cannot be predicted or controlled, such as the availability of acceptable locations with a desirable customer base, the negotiation of acceptable lease terms, the ability to obtain required government permits and licenses and the existence of a suitable competitive environment. The achievement of our growth objectives is also subject to our ability to attract, train and retain qualified team members. Failure to achieve our expansion goals could adversely affect our prospects and future results of operations.
Changes in the business, regulatory or political climate in Mexico could adversely affect our operations there, which could adversely affect our growth plans.
Our growth plans include potential expansion in Mexico. Changes in the business, regulatory or political climate in Mexico, or significant fluctuations in currency exchange rates, could affect our ability to expand or continue our operations there, which could have a material adverse impact on our prospects, results of operations and cash flows.
Fluctuations in our sales, pawn loan balances, sales margins and pawn redemption rates could have a material adverse impact on our operating results.
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
A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results. During fiscal 2014, we completed the sale of $230 million principal amount of 2.125% Cash Convertible Senior Notes Due 2019 and used the proceeds to, among other things, pay all outstanding amounts under, and terminate, our revolving credit facility with a syndicate of banks. Our ability to obtain additional credit or alternative financing, if needed, will depend upon market conditions, our financial condition and banks’ or other lenders’ willingness to lend capital at acceptable rates. The inability to access capital at acceptable rates and terms could restrict or limit our ability to achieve our growth objectives, which could adversely affect our financial condition and results of operations.

Changes in competition from various sources could have a material adverse impact on our ability to achieve our plans.
We encounter significant competition from other pawn stores, other consumer lending companies and other retailers, many of which have significantly greater financial resources than we do. Increases in the number or size of competitors or other changes in competitive influences could adversely affect our operations.
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
We currently have a significant investment in Cash Converters International Limited, which is a publicly-traded company based in Australia. We have made this investment, and may in the future make additional investments in this or other companies, to further our strategic objectives. The success of these strategic investments is dependent on a variety of factors, including the business performance of the companies in which we invest and the market’s assessment of that performance. If the business performance of any of these companies suffers, then the value of our investment may decline. If we determine that an other-than-temporary decline in the fair value exists for one of our equity investments, we will be required to write down that investment to its fair value and recognize the related write-down as an investment loss. Any realized investment loss would adversely affect our results of operations. We wrote down a portion of our investment in Cash Converters International Limited during the fourth quarter of fiscal 2015. See Note 5 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
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
The carrying value of our goodwill was $327.5 million, or approximately 27% of our total assets, as of September 30, 2015. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350-20-35 Goodwill — Subsequent Measurement, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual goodwill impairment test is performed in the fourth quarter utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. See Note 7 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data” for a discussion of the impairment of goodwill and indefinite-lived intangible assets during fiscal 2015.
If our estimates of allowance for loan losses are not adequate to absorb losses, our results of operations and financial condition may be negatively affected.
We maintain an allowance for loan losses for estimated probable losses, as described under “Bad Debt and Allowance for Losses” in Note 1 of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data.” As of September 30, 2015, our aggregate reserve and allowance for losses on loans was $65.0 million. See Note 20 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” The amount of reserves and allowances is based on our current assessment of and expectations concerning various factors affecting the quality of our loan portfolio. These factors include, among other things, our borrowers’ financial condition, repayment abilities and repayment intentions. This reserve, however, is an estimate, and if actual losses are greater than our reserve and allowance, our results of operations and financial condition could be adversely affected.
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

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
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
We lease all of our locations, and generally lease facilities for a term of three to ten years with one or more renewal options. Our existing leases expire on dates ranging between October 2015 and February 2030, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores unless we find what we believe is a superior location at an attractive price.
On an ongoing basis, we may close or consolidate under-performing store locations. For additional information about our discontinued operations and restructuring plans, see Note 2 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
The following table presents the number of store locations by state or province as of September 30, 2015:

	Pawn Locations	Payroll Withholding Services Locations	Total Locations

United States:
Texas	212	—	212
Florida	100	—	100
Colorado	37	—	37
Illinois	27	—	27
Oklahoma	21	—	21
Arizona	20	—	20
Nevada	16	—	16
Indiana	16	—	16
Tennessee	13	—	13
Iowa	11	—	11
Utah	10	—	10
Georgia	8	—	8
Minnesota	7	—	7
Alabama	5	—	5
Oregon	5	—	5
Virginia	5	—	5
Wisconsin	3	—	3
New York	2	—	2
Pennsylvania	2	—	2
Mississippi	1	—	1
Arkansas	1	—	1
Total United States Locations	522	—	522

Mexico:
Distrito Federal	39	4	43
Estado de Mexico	39	5	44
Veracruz	30	1	31
Jalisco	15	1	16
Guanajuato	15	—	15
Puebla	11	—	11
Nuevo León	10	2	12
Chiapas	7	4	11
Guerrero	7	—	7
Tabasco	7	2	9
Tamaulipas	6	1	7

Coahuila	3	2	5
Quintana Roo	4	4	8
Michoacán	11	1	12
Hidalgo	6	—	6
Queretaro	6	—	6
Baja California	—	5	5
Baja California Sur	—	2	2
Oaxaca	4	2	6
Campeche	4	1	5
Morelos	—	2	2
Aguascalientes	4	—	4
Sinaloa	—	5	5
Tlaxcala	3	1	4
Sonora	—	4	4
San Luis Potosí	1	—	1
Zacatecas	—	4	4
Total Mexico Locations	232	53	285
Canada:
Ontario (1)	27	—	27
Total Canada Locations	27	—	27
Total Company	781	53	834
(1) The Canadian locations exclude 1 store that is franchised by the company to third parties.
In addition to our store locations, we lease corporate office space primarily in Austin, Texas (179,400 square feet), Querétaro, Mexico (8,400 square feet) and Ontario, Canada (8,400 square feet). Grupo Finmart leases corporate office space in Mexico City (20,800 square feet).
For additional information about store locations during fiscal 2015, 2014 and 2013, see “Segment and Geographic Information” included in “Part I, Item 1 — Business.”
ITEM 3 — LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 17 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Non-voting Common Stock (“Class A Common Stock”) is traded on the NASDAQ Stock Market under the symbol “EZPW.” As of November 30, 2015, there were 97 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of November 30, 2015.
The high and low per share sales price for our Class A Common Stock for the past two fiscal years, as reported by the NASDAQ Stock Market, were as follows:

	High	Low

Fiscal 2015:
Fourth quarter ended September 30, 2015	$7.58	$5.29
Third quarter ended June 30, 2015	9.88	7.10
Second quarter ended March 31, 2015	12.35	9.08
First quarter ended December 31, 2014	12.08	8.25
Fiscal 2014:
Fourth quarter ended September 30, 2014	$11.86	$9.29
Third quarter ended June 30, 2014	13.08	9.80
Second quarter ended March 31, 2014	13.55	9.22
First quarter ended December 31, 2013	17.21	9.85
As of September 30, 2015, the closing sales price of our Class A Common Stock, as reported by the NASDAQ Stock Market, was $6.17 per share.
We have not declared or paid any dividends and currently do not anticipate paying any dividends in the immediate future. As described in Note 9 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data,” payment of a dividend requires an adjustment to the conversion rate of our 2.125% Cash Convertible Senior Notes due 2019. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.

Stock Performance Graph
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol: IXIC) and the NASDAQ Other Financial Index (ticker symbol: IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2010. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

ITEM 6 — SELECTED FINANCIAL DATA
The following selected financial information should be read in conjunction with, and is qualified in its entirety by, the accompanying consolidated financial statements and related notes.

	Fiscal Year Ended September 30,
	2015	2014	2013	2012*	2011

	(in thousands, except per share and store figures)
Operating data:
Total revenues	$788,369	$800,292	$809,525	$805,653	$697,366
Net revenues	444,943	456,774	480,433	474,512	404,896
Restructuring	17,080	6,664	—	—	—
Impairment of investments	29,237	7,940	43,198	—	—
(Loss) income from continuing operations, net of tax	(64,148)	(3,993)	22,527	110,819	85,770
(Loss) income from discontinued operations, net of tax	(27,316)	(68,093)	(1,517)	30,296	36,389
Net (loss) income	(91,464)	(72,086)	21,010	141,115	122,159
Net (loss) income from continuing operations attributable to redeemable noncontrolling interest	(5,015)	(7,387)	(1,222)	4,119	—
Net (loss) income from discontinued operations attributable to redeemable noncontrolling interest	—	—	(76)	151	—
Net (loss) income attributable to EZCORP, Inc.	(86,449)	(64,699)	22,308	136,845	122,159

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$(1.09)	$0.05	$0.44	$2.10	$1.72
Discontinued operations	(0.50)	(1.25)	(0.03)	0.59	0.73
Basic (loss) earnings per share	$(1.59)	$(1.20)	$0.41	$2.69	$2.45

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$(1.09)	$0.06	$0.44	$2.09	$1.70
Discontinued operations	(0.50)	(1.25)	(0.03)	0.59	0.73
Diluted (loss) earnings per share	$(1.59)	$(1.19)	$0.41	$2.68	$2.43

Weighted average shares outstanding:
Basic	54,369	54,148	53,657	50,877	49,917
Diluted	54,369	54,292	53,737	51,133	50,369

Stores attributable to continuing operations at end of period	834	857	853	820	617

*	We acquired a 60% interest in Grupo Finmart in January 2012 and began consolidating its results of operations.

	September 30,
	2015	2014	2013	2012*	2011

	(in thousands)
Balance sheet data:
Pawn loans	$159,964	$162,444	$156,637	$157,648	$145,318
Current consumer loans, net	36,533	63,995	56,880	45,036	14,611
Inventory, net	124,084	138,175	145,200	109,214	90,373
Working capital	347,811	486,649	376,360	381,567	291,968
Non-current consumer loans, net	75,824	85,004	65,488	46,704	—
Total assets	1,212,230	1,410,544	1,332,968	1,209,075	756,450
Long-term debt, less current maturities	306,337	392,054	215,939	198,836	17,500
Redeemable noncontrolling interest	3,235	22,800	47,297	50,998	—
Class A Non-voting Common Stock, subject to possible redemption	11,696	—	—	—	—
Total equity	676,735	832,304	895,883	827,791	664,248

*	We acquired a 60% controlling interest in Grupo Finmart in January 2012 and began consolidating its results of operations.

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
This discussion and analysis should be read in conjunction with the consolidated financial statements and the accompanying notes included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Fiscal 2015 Financial Highlights

•
Core pawn revenue (pawn service charges and merchandise sales) from the U.S. Pawn and Mexico Pawn segments increased 1% and 6%, respectively, from fiscal 2014. The Mexico Pawn core pawn revenue growth rate was 22% on a constant currency basis. See “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Information” below.

•
We acquired an additional 25 pawn stores (12 in Central Texas, 8 in Arizona and 5 in Oregon). The Central Texas stores solidify our market-leading presence there, including our home market of Austin, Texas. The Arizona stores are located in the Phoenix area, which is a new market for us, and make EZCORP the second largest pawnshop operator in Arizona. The Oregon stores give us our first-ever presence in the Pacific Northwest, which we consider to be a significant opportunity.

•	Grupo Finmart revenue increased 25% (45% on a constant currency basis) from fiscal 2014.

•	We completed the acquisition of an additional 18% of Grupo Finmart, bringing our ownership to 94%.

•	We exited our U.S. Financial Services business to focus on growing our core pawn operations in the United States and Mexico and our Grupo Finmart business in Mexico.

•	We streamlined our structure and operating model to improve overall efficiency and reduce costs by moving from a divisional to a functional business model.

•	Aged inventory (inventory held for a year or more) decreased from 20% overall in the prior-year to 11% in the current year.

•	Consolidated cash flow from operations was $79.4 million, an increase of 6% over fiscal 2014.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, loan loss allowances, long-lived and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe to be reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions.
The critical accounting policies and estimates that could have a significant impact on our results of operations, as well as relevant recent accounting pronouncements, are described in Note 1 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
Results of Operations
Non-GAAP Financial Information
In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency to evaluate results of our Mexico Pawn and Grupo Finmart segment operations, which are denominated in Mexican pesos, and believe that presentation of constant currency results is meaningful and useful in understanding the activities and business metrics of our Mexico Pawn and Grupo Finmart operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in Mexican pesos to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate during the appropriate period for statement of operations items. The end-of-period exchange rate as of September 30, 2015 and 2014 was 17.1 to 1 and 13.5 to 1, respectively. The average exchange rate for the years ended September 30, 2015, 2014 and 2013 was 15.1 to 1, 13.1 to 1, and 12.7 to 1, respectively. Constant currency results, where presented, also exclude the foreign currency gain or loss and the related foreign currency derivative gain or loss impact.

Fiscal 2015 Compared to Fiscal 2014
Summary Financial Data
The following table presents selected summary consolidated financial data for our fiscal years ended September 30, 2015 (the “current year”) and September 30, 2014 (the "prior-year"). This table, as well as the discussion that follows, should be read with the consolidated financial statements and related notes included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

	Fiscal Year Ended September 30,		Percentage Change
	2015	2014

	(in thousands)
Revenues:
Merchandise sales	$402,118	$388,022	4%
Jewelry scrapping sales	57,973	96,241	(40)%
Pawn service charges	247,204	248,378	—%
Consumer loan fees and interest	78,066	63,702	23%
Other revenues	3,008	3,949	(24)%
Total revenues	788,369	800,292	(1)%
Merchandise cost of goods sold	267,789	248,637	8%
Jewelry scrapping cost of goods sold	46,066	72,830	(37)%
Consumer loan bad debt	29,571	22,051	34%
Net revenues	444,943	456,774	(3)%
Operating expenses	453,871	438,450	4%
Non-operating expenses	81,915	29,563	*
Loss from continuing operations before income taxes	(90,843)	(11,239)	*
Income tax benefit	(26,695)	(7,246)	*
Loss from continuing operations, net of tax	(64,148)	(3,993)	*
Loss from discontinued operations, net of tax	(27,316)	(68,093)	(60)%
Net loss	(91,464)	(72,086)	27%
Net loss from continuing operations attributable to redeemable noncontrolling interest	(5,015)	(7,387)	(32)%
Net loss attributable to EZCORP, Inc.	$(86,449)	$(64,699)	34%

Net earning assets:
Pawn loans	$159,964	$162,444	(2)%
Current consumer loans, net	36,533	63,995	(43)%
Inventory, net	124,084	138,175	(10)%
Non-current consumer loans, net	75,824	85,004	(11)%
Consumer loans outstanding with unaffiliated lenders (a)	357	22,553	(98)%
Total net earning assets	$396,762	$472,171	(16)%

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Consumer loans outstanding with unaffiliated lenders ("CSO loans") are not recorded in our consolidated balance sheets.
Total revenues for fiscal 2015 were $788.4 million compared to $800.3 million in the prior-year. Excluding jewelry scrapping sales, total revenues increased $26.3 million driven by increased merchandise sales and consumer loan fee growth.
Total operating expenses increased from $438.5 million in the prior-year to $453.9 million in the current year. This $15.4 million, or 4%, increase was primarily due to:

•	A $10.4 million increase in restructuring expense related to our fiscal 2015 restructuring plan aimed to streamline our structure and operating model to improve overall efficiency and reduce costs;

•	An $8.5 million decrease in gain on sale or disposal of assets, primarily due to the sale of seven U.S. pawn stores during the prior-year; and

•	A $1.4 million increase in depreciation expense primarily attributable to assets placed in service as we continue to invest in the infrastructure to support our growth; partially offset by

•
A $7.0 million decrease in administrative expense due to a $15.3 million decrease in labor expenses and associated costs primarily attributable to the discontinuance of USFS operations. The decrease in labor and associated costs was partially offset by a $3.2 million increase in professional fees as a result of the review of our Grupo Finmart loan portfolio and the restatement of previously-issued financial statements. The overall cost of the Grupo Finmart loan review and restatement is expected to total $8.3 million, $4.1 million of which had been incurred as of September 30, 2015.

Total non-operating expenses increased by $52.4 million from the prior-year. This increase was primarily due to:

•
Impairment of our investment in Cash Converters International in fiscal 2015 in the amount of $29.2 million ($18.8 million, net of taxes), as compared to an impairment of our investment in Albemarle & Bond in fiscal 2014 in the amount of $7.9 million ($5.4 million, net of taxes);

•
A $13.8 million increase in interest expense in fiscal 2015 due to an increase in Grupo Finmart weighted-average debt outstanding during fiscal 2015 compared with fiscal 2014 and increased interest on our 2.125% Cash Convertible Notes as a result of the full year inclusion of such notes, which were issued in June and July 2014, and the payment of additional interest during a portion of fiscal 2015 due to our delinquency in filing quarterly reports for the second and third quarters of fiscal 2015, which was cured on November 9, 2015;

•
An $11.4 million decrease in equity in net loss (income) of unconsolidated affiliate primarily due to a $40.2 million decrease in Cash Converters International’s profit attributable to owners of the company during its current fiscal year, mainly attributable to one-time charges of $26.4 million ($5.4 million after-tax financial impact to EZCORP) in contract termination charges, $17.7 million ($3.7 million after-tax financial impact to EZCORP) for class-action litigation settlement and $5.9 million ($1.2 million financial impact to EZCORP) for impairments of goodwill and long-lived assets, during the current year; and

•
A $6.1 million increase in other expense primarily due to net foreign currency transaction losses in the current year as a result of movement in exchange rates affecting the revaluation of intercompany amounts and foreign currency debt outstanding.

U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Fiscal Year Ended September 30,		Percentage Change
	2015	2014

	(in thousands)
Net revenues:
Pawn service charges	$216,211	$217,891	(1)%

Merchandise sales	334,635	325,337	3%
Merchandise sales gross profit	115,682	120,193	(4)%
Gross margin on merchandise sales	35%	37%	(5)%

Jewelry scrapping sales	54,343	89,471	(39)%
Jewelry scrapping sales gross profit	11,498	22,758	(49)%
Gross margin on jewelry scrapping sales	21%	25%	(16)%

Other revenues	945	1,377	(31)%
Net revenues	344,336	362,219	(5)%

Segment operating expenses:
Operations	244,232	236,225	3%
Depreciation and amortization	15,227	13,333	14%
Segment operating contribution	84,877	112,661	(25)%

Other segment expenses (income)	5,029	(6,818)	*
Segment contribution	$79,848	$119,479	(33)%

Other data:
Net earning assets — continuing operations	$251,067	$260,065	(3)%
Inventory turnover — general merchandise	2.8	2.5	12%
Inventory turnover — jewelry	2.0	1.7	18%
Average monthly ending pawn loan balance per store (a)	$252	$270	(7)%
Annualized average annual yield on pawn loans outstanding	165%	161%	400 bps
Pawn loan redemption rate	84%	83%	100 bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Balance is calculated based upon the average of the twelve monthly ending balance averages during the applicable fiscal year.
Net revenue decreased 5% ($17.9 million), with core pawn revenue (pawn service charges and merchandise sales) increasing $7.6 million, or 1%, from the prior year. The increase in core pawn revenue attributable to same stores and new stores added during the current year is summarized as follows:

	Pawn Service Charges	Merchandise Sales	Core Pawn Revenue

	(in millions)
Same stores	$(2.7)	$5.8	$3.1
New stores	1.0	3.5	4.5
Total	$(1.7)	$9.3	$7.6

Pawn service charges decreased 1%, with the annualized average yield increasing to 165% (161% in fiscal 2014), offset by the reduction in average monthly ending pawn loans outstanding of 7%.
Gross margin on merchandise sales decreased to 35% from 37% in the prior-year as a result of liquidating approximately 50% of aged inventory. We reduced aged general merchandise inventory to 5% from 8% and aged jewelry inventory to 15% from 31% in the prior-year. This decrease caused a 3% increase in merchandise sales of $9.3 million, with a reduction in merchandise sales gross profit of $4.5 million.
Gross margin on jewelry scrapping sales decreased to 21% from 25% in the prior-year as a result of an 8% decrease in proceeds realized per gram of gold jewelry scrapped, coupled with a 33% decrease in gold volume, primarily as a result of our continued strategy to sell rather than scrap jewelry.
Total segment expenses increased to $264.5 million (44% of revenues) in the current year from $242.7 million (38% of revenues) in the prior-year primarily due to:

•
A $8.0 million, or 3%, increase in operations expense primarily attributable to a $3.3 million increase in rent expense due to the addition of 25 new and acquired stores during the current year and a $5.3 million impairment of long-lived intangible and fixed assets attributable to the underperformance of certain U.S. Pawn store locations, partially offset by a $1.3 million decrease in advertising expense;

•	A $1.9 million, or 14%, increase in depreciation and amortization expense primarily attributable to assets placed in service as we continue to invest in the infrastructure to support our growth;

•	A $7.8 million decrease in gain on sale or disposal of assets primarily attributable to a $6.8 million gain realized on the sale of seven U.S. pawn stores during the prior-year; and

•
A $4.0 million increase in restructuring expense related to our fiscal 2015 restructuring plan aimed to streamline our structure and operating model to improve overall efficiency and reduce costs, which included the closure of 12 underperforming U.S. Pawn stores during fiscal 2015.

Mexico Pawn
The following discussion presents constant currency results. See “Results of Operations — Non-GAAP Financial Information” above. The following table presents selected summary financial data from continuing operations for the Mexico Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso:

	Fiscal Year Ended September 30,			Percentage Change GAAP	Percentage Change Constant Currency
	2015	2015 Constant Currency (a)	2014

	(in thousands)
Net revenues:
Pawn service charges	$30,993	$35,725	$30,487	2%	17%

Merchandise sales	65,408	75,394	60,302	8%	25%
Merchandise sales gross profit	18,037	20,791	18,258	(1)%	14%
Gross margin on merchandise sales	28%	28%	30%	(7)%	(7)%

Jewelry scrapping sales	3,267	3,766	6,302	(48)%	(40)%
Jewelry scrapping sales gross profit	313	361	495	(37)%	(27)%
Gross margin on jewelry scrapping sales	10%	10%	8%	25%	25%

Other revenues	1,021	1,177	1,016	—%	16%
Net revenues	50,364	58,054	50,256	—%	16%

Segment operating expenses:
Operations	43,927	50,633	48,907	(10)%	4%
Depreciation and amortization	4,440	5,118	5,374	(17)%	(5)%
Segment operating contribution (loss)	1,997	2,303	(4,025)	*	*

Other segment expenses (b)	2,982	1,145	165	*	*
Segment (loss) contribution	$(985)	$1,158	$(4,190)	(76)%	*

Other data:
Net earning assets — continuing operations	$33,152	$41,993	$39,976	(17)%	5%
Inventory turnover	2.6	2.6	2.4	8%	8%
Average monthly ending pawn loan balance per store (c)	$65	$82	$64	2%	28%
Annualized average annual yield on pawn loans outstanding	196%	196%	197%	(100 bps)	(100 bps)
Pawn loan redemption rate	77%	77%	77%	0 bps	0 bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	For income statement items, the average closing daily exchange rate for the applicable period was used. For balance sheet items, the end of the period rate for the applicable period end was used.
(b)
Fiscal 2015 constant currency balance excludes $2.0 million of net foreign currency transaction losses resulting from movement in exchange rates. The net foreign currency transaction losses for fiscal 2014 were $0.1 million and are not excluded from the above results.

(c)	Balance is calculated based upon the average of the twelve monthly ending balance averages during the applicable fiscal year.
The average exchange rate used to translate current year Mexico Pawn results from Mexican pesos to U.S. dollars was 15.1 to 1, a 15% change from the prior-year rate of 13.1 to 1.

Our Mexico Pawn operations continued to grow significantly, with core pawn revenue increasing $20.3 million, or 22%, from the prior-year. The increase in core pawn revenue attributable to same stores and new stores added during the current year is summarized as follows:

	Pawn Service Charges	Merchandise Sales	Core Pawn Revenue

	(in millions)
Same stores	$5.1	$15.0	$20.1
New stores	0.1	0.1	0.2
Total	$5.2	$15.1	$20.3
Pawn service charges increased 17%, with the actual yield decreasing to 196% (197% in fiscal 2014) and average monthly ending pawn loan balance per store increasing 28%.
Gross margin on merchandise sales decreased to 28% from 30% in the prior-year, primarily as a result of our efforts to reduce our aged inventory profile. We reduced aged general merchandise inventory to 4% from 23% and aged jewelry inventory to a nominal amount from 15% in the prior-year.
Total segment expenses increased to $56.9 million (49% of revenues) in the current year from $54.4 million (55% of revenues) in the prior-year. The increase was primarily due to a $1.7 million impairment in goodwill associated with our Tuyo reporting unit.

Grupo Finmart
The following discussion presents constant currency results. See “Results of Operations — Non-GAAP Financial Information” above. The table below presents selected summary financial data from continuing operations for the Grupo Finmart segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso:

	Fiscal Year Ended September 30,			Percentage Change GAAP	Percentage Change Constant Currency
	2015	2015 Constant Currency (a)	2014

	(in thousands)
Revenues:
Consumer loan fees and interest	$68,114	$78,513	$53,377	28%	47%
Other revenues	255	294	1,145	(78)%	(74)%
Total revenues	68,369	78,807	54,522	25%	45%
Consumer loan bad debt	26,446	30,484	19,605	35%	55%
Net revenues	41,923	48,323	34,917	20%	38%

Segment expenses (income):
Operations	32,664	37,651	32,184	1%	17%
Depreciation and amortization	2,584	2,979	2,503	3%	19%
Interest expense	25,817	29,759	20,478	26%	45%
Interest income	(1,330)	(1,533)	(999)	33%	53%
Other expense (income) (b)	4,424	—	(121)	*	*
Segment loss	$(22,236)	$(20,533)	$(19,128)	16%	7%

Other data:
Net earning assets — continuing operations	$107,648	$136,354	$124,773	(14)%	9%
Consumer loan originations (c)	$86,173	$100,359	$80,992	6%	24%
Consumer loan bad debt as a percentage of gross average consumer loan balance (d)	23%	23%	17%	600 bps	600 bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	For income statement items, the average closing daily exchange rate for the applicable period was used. For balance sheet items, the end of the period rate for the applicable period end was used.
(b)
Fiscal 2015 constant currency balance excludes a $4.4 million loss from net foreign currency transaction losses and related gains on forward currency forwards resulting from movement in exchange rates. The net foreign currency transaction losses and related gains on foreign currency forwards for fiscal 2014 was a $0.1 million gain and is not excluded from the above results.

(c)	Constant currency result is calculated as the average monthly consumer loan origination balance translated at the average closing daily exchange rate for the applicable period.
(d)
Represents consumer loan bad debt expense during the applicable period as a percentage of the average monthly consumer loan balance during the applicable period. Constant currency consumer loan balance is calculated using the end of period rate for each month.

The average exchange rate used to translate current year Grupo Finmart results from Mexican pesos to U.S. dollars was 15.1 to 1, a 15% change from the prior-year rate of 13.1 to 1.
During January 2012 we acquired a 60% controlling interest in Grupo Finmart and began consolidating its results of operations. As of September 30, 2015 and 2014 we owned a 94% and 76% controlling interest, respectively, in Grupo Finmart. The results presented above and discussed below include the noncontrolling interest portion of Grupo Finmart’s segment loss. For information about our ownership in Grupo Finmart, see Note 3 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Grupo Finmart total revenues increased $24.3 million, or 45%, in fiscal 2015 to $78.8 million. The overall increase was primarily due to the $25.1 million, or 47%, increase in consumer loan fees and interest from the prior-year. This increase was attributable to income amortized from previously originated loans, coupled with a 24% increase in the consumer loan originations during the current year.

Consumer loan bad debt increased $10.9 million, or 55%, from the prior-year to $30.5 million due to an increase in the number of loans becoming non-performing during the current year.
Total segment expenses increased to $68.9 million (87% of revenues) in fiscal 2015 from $54.0 million (99% of revenues) in fiscal 2014 primarily due to:

•	A $5.5 million, or 17%, increase in operations expense mainly attributable to a $4.2 million increase in commissions and other costs related to growth in loan originations; and

•	A $9.3 million, or 45%, increase in interest expense due to a similar increase in weighted-average debt outstanding during fiscal 2015 from fiscal 2014.

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units’ functional currency of Canadian and Australian dollars:

	Fiscal Year Ended September 30,		Percentage Change
	2015	2014

	(in thousands)
Revenues:
Merchandise sales	$2,075	$2,383	(13)%
Jewelry scrapping sales	363	468	(22)%
Consumer loan fees and interest	9,952	10,325	(4)%
Other revenues	787	411	91%
Total revenues	13,177	13,587	(3)%
Merchandise cost of goods sold	1,465	1,449	1%
Jewelry scrapping cost of goods sold	267	310	(14)%
Consumer loan bad debt	3,125	2,441	28%
Net revenues	8,320	9,387	(11)%

Segment operating expenses (income):
Operations	6,780	8,605	(21)%
Depreciation and amortization	616	817	(25)%
Equity in net loss (income) of unconsolidated affiliate	5,473	(5,948)	*
Segment operating (loss) contribution	(4,549)	5,913	*

Other segment expenses	31,806	8,026	*
Segment loss	$(36,355)	$(2,113)	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
Segment loss from the Other International segment increased $34.2 million from the prior-year to a loss of $36.4 million in the current year primarily due to:

•
An $11.4 million decrease in equity in net loss (income) of unconsolidated affiliate primarily due to a $40.2 million decrease in Cash Converters International’s profit attributable to owners of the company during its current fiscal year, mainly attributable to one-time charges of $26.4 million ($5.4 million after-tax financial impact to EZCORP) in contract termination charges, $17.7 million ($3.7 million after-tax financial impact to EZCORP) for class-action litigation settlement and $5.9 million ($1.2 million financial impact to EZCORP) for impairments of goodwill and long-lived assets, during the current year;

•
A $21.3 million increase in impairment of investments due to the current fiscal year impairment of our investment in Cash Converters International in the amount of $29.2 million ($18.8 million, net of taxes), as compared to the prior-year impairment of our investment in Albemarle & Bond in the amount of $7.9 million ($5.4 million, net of taxes), which brought our carrying value of this investment to zero; and

•
A $2.6 million increase in restructuring expense related to our fiscal 2015 restructuring plan aimed to streamline our structure and operating model to improve overall efficiency and reduce costs, which included the closure of 12 underperforming Canadian Cash Converters stores during fiscal 2015.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net loss attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,		Percentage Change
	2015	2014

	(in thousands)
Segment contribution	$20,272	$94,048	(78)%
Corporate expenses (income):
Administrative	72,986	79,944	(9)%
Depreciation and amortization	10,676	9,735	10%
Loss on sale or disposal of assets	1,407	964	46%
Restructuring	9,702	6,664	46%
Interest expense	16,310	7,883	*
Interest income	(158)	(278)	(43)%
Other expense	192	375	(49)%
Loss from continuing operations before income taxes	(90,843)	(11,239)	*
Income tax benefit	(26,695)	(7,246)	*
Loss from continuing operations, net of tax	(64,148)	(3,993)	*
Loss from discontinued operations, net of tax	(27,316)	(68,093)	(60)%
Net loss	(91,464)	(72,086)	27%
Net loss from continuing operations attributable to redeemable noncontrolling interest	(5,015)	(7,387)	(32)%
Net loss attributable to EZCORP, Inc.	$(86,449)	$(64,699)	34%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Net loss from continuing operations before income taxes increased $79.6 million from the prior-year to a loss of $90.8 million in the current year due to:

•
A $73.8 million, or 78%, decrease in segment contribution primarily due to a $39.6 million, $34.2 million and $3.1 million decrease in segment contribution from the U.S. Pawn, Other International and Grupo Finmart segments, respectively, partially offset by a $3.2 million increase in segment contribution from the Mexico Pawn segment;

•	A $3.0 million increase in restructuring expense related to our fiscal 2015 restructuring plan aimed to streamline our structure and operating model to improve overall efficiency and reduce costs; and

•
A $8.4 million increase in interest expense primarily due to increased interest on our 2.125% Cash Convertible Notes as a result of the full year inclusion of such notes, which were issued in June and July 2014, and the payment of additional interest during a portion of fiscal 2015 due to our delinquency in filing quarterly reports for the second and third quarters of fiscal 2015, which was cured on November 9, 2015; partially offset by

•
A $7.0 million decrease in administrative expense due to a $15.3 million decrease in labor expenses and associated costs primarily attributable to the discontinuance of USFS operations. Professional fees primarily associated with the review of our Grupo Finmart loan portfolio and the restatement of previously-issued financial statements increased by $3.2 million. The overall cost of the Grupo Finmart loan review and restatement is expected to total $8.3 million, $4.1 million of which had been incurred as of September 30, 2015.

Income tax benefit increased $19.4 million, to $26.7 million in the current year, primarily due to the $79.6 million increase in loss from continuing operations before income taxes.
In fiscal 2015, we announced our exit from the U.S. Financial Services business. As a result, loss from discontinued operations, net of tax includes a $32.8 million loss and $36.0 million of income from U.S. Financial Services in fiscal 2015 and 2014, respectively, before taxes. We also incurred $42.4 million in pre-tax termination costs. This amount includes $10.6 million in goodwill impairment charges, $1.7 million in long-lived asset impairments, $21.0 million estimated costs related to regulatory compliance, employee severance and accelerated amortization of prepaid expenses and other assets, $7.4 million in asset write-downs to liquidation value and $1.7 million in lease termination costs.
In fiscal 2014, we announced our exit from the online lending markets in United States and the United Kingdom. As a result we incurred $103.1 million in pre-tax termination costs from our discontinued operations. This amount includes $84.2 million in goodwill impairment charges, $11.8 million in long-lived assets impairments, $7.6 million of estimated costs related to regulatory compliance, employee severance and accelerated amortization of prepaid expenses and other assets, $2.9 million in asset write-downs to liquidation value and $1.5 million in lease termination costs, partially offset by a $4.8 million reversal of contingent consideration payable.
Fiscal 2014 Compared to Fiscal 2013
Summary Financial Data
The following table presents selected summary consolidated financial data for our fiscal years ended September 30, 2014 and 2013. This table, as well as the discussion that follows, should be read with the consolidated financial statements and related notes included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

	Fiscal Year Ended September 30,		Percentage Change
	2014	2013

	(in thousands)
Revenues:
Merchandise sales	$388,022	$368,085	5%
Jewelry scrapping sales	96,241	131,675	(27)%
Pawn service charges	248,378	251,354	(1)%
Consumer loan fees and interest	63,702	51,861	23%
Other revenues	3,949	6,550	(40)%
Total revenues	800,292	809,525	(1)%
Merchandise cost of goods sold	248,637	218,617	14%
Jewelry scrapping cost of goods sold	72,830	96,115	(24)%
Consumer loan bad debt	22,051	14,360	54%
Net revenues	456,774	480,433	(5)%
Operating expenses	438,450	401,577	9%
Non-operating expenses	29,563	47,232	(37)%
Income tax (benefit) expense	(7,246)	9,097	*
(Loss) income from continuing operations, net of tax	(3,993)	22,527	*
Loss from discontinued operations, net of tax	(68,093)	(1,517)	*
Net (loss) income	(72,086)	21,010	*
Net loss from continuing operations attributable to redeemable noncontrolling interest	(7,387)	(1,222)	*
Net loss from discontinued operations attributable to redeemable noncontrolling interest	—	(76)	(100)%
Net (loss) income attributable to EZCORP, Inc.	$(64,699)	$22,308	*

Net earning assets:
Pawn loans	$162,444	$156,637	4%
Current consumer loans, net	63,995	56,880	13%
Inventory, net	138,175	145,200	(5)%
Non-current consumer loans, net	85,004	65,488	30%
Consumer loans outstanding with unaffiliated lenders (a)	22,553	29,171	(23)%
Total net earning assets	$472,171	$453,376	4%

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Consumer loans outstanding with unaffiliated lenders "CSO loans" are not recorded in our consolidated balance sheets.
In fiscal 2014, net loss attributable to EZCORP, Inc. was $64.7 million compared to net income attributable to EZCORP, Inc. of $22.3 million in fiscal 2013. This $87.0 million decrease was primarily due to a $23.7 million decrease in net revenues, a $36.9 million increase in operating expenses and a $66.6 million decrease in income from discontinued operations, net of tax, partially offset by a $17.7 million decrease in non-operating expenses and a $16.3 million decrease in income tax expense.
Total revenues for fiscal 2014 were $800.3 million compared to $809.5 million for fiscal 2013, a 1% decrease. Excluding jewelry scrapping sales, total revenues increased $26.2 million, or 4%, driven by increase in merchandise sales and consumer loan fees and interest.
Total operating expenses increased $36.9 million, or 9%, from fiscal 2013. This increase was primarily due to:

•
A $24.2 million increase in operations expense primarily due to a $13.7 million increase in labor, benefits and bonuses driven by commissions on new loan originations at Grupo Finmart, a $3.9 million increase in other and professional fees, a $3.3 million increase in rent due primarily to operating costs at new and acquired stores opened during fiscal 2013 and 2014 and a $1.4 million increase in general taxes;

•
A $9.5 million increase in administrative expense primarily due to discretionary bonuses awarded in November 2013 and the one-time retirement benefit for our Executive Chairman of $8.0 million, in addition to one-time charges relating to reorganization and outsourcing of our internal audit department to a global advisory services firm;

•	A $3.7 million increase in depreciation and amortization expense due to assets placed in service as we continue to invest in the infrastructure to support our growth; and

•	A $6.7 million restructuring charge; partially offset by

•	A $7.1 million increase in gain on sale or disposal of assets, primarily due to the sale of seven U.S. pawn stores in fiscal 2014.
Total non-operating expenses decreased $17.7 million, or 37%, from fiscal 2013. This decrease was primarily due to:

•
A $35.3 million decrease in impairment of investments due to the prior-year impairment of $43.2 million, of which $42.5 million was related to our investment in Albemarle & Bond, as compared to the fiscal 2014 impairment of $7.9 million related to our investment in Albemarle & Bond, which brought the carrying value of this investment to zero; partially offset by

•
A $12.2 million increase in interest expense, primarily due to a higher weighted average debt outstanding, including consolidation of Grupo Finmart VIE debt, in fiscal 2014 compared to fiscal 2013; and

•
A $7.3 million decrease in equity in net income of unconsolidated affiliates due to a $3.9 million decrease from Cash Converters International and a $3.4 million decrease due to Albemarle & Bond no longer reporting earnings. The decrease in Cash Converters International was due to an interest rate cap commencing in Australia on July 1, 2013, which impacted both margins and volumes, as well as an adjustment of $1.4 million pertaining to the correction of timing of our recognition of income from Cash Converters International. The decrease in Cash Converters International’s financial services operations was partially offset by increases in profitability of store and franchise operations.

U.S. Pawn
The following table presents selected financial data from continuing operations for the U.S. Pawn segment:

	Fiscal Year Ended September 30,		Percentage Change
	2014	2013

	(in thousands)
Net revenues:
Pawn service charges	$217,891	$221,775	(2)%

Merchandise sales	325,337	308,462	5%
Merchandise sales gross profit	120,193	126,391	(5)%
Gross margin on merchandise sales	37%	41%	(10)%

Jewelry scrapping sales	89,471	122,484	(27)%
Jewelry scrapping sales gross profit	22,758	34,272	(34)%
Gross margin on jewelry scrapping sales	25%	28%	(11)%

Other revenues	1,377	1,438	(4)%
Net revenues	362,219	383,876	(6)%
Segment operating expenses:
Operations	236,225	229,115	3%
Depreciation and amortization	13,333	12,111	10%
Segment operating contribution	112,661	142,650	(21)%

Other segment (income) expenses	(6,818)	151	*
Segment contribution	$119,479	$142,499	(16)%

Other data:
Net earning assets — continuing operations	$260,065	$262,966	(1)%
Inventory turnover	2.2	2.5	(12)%
Average monthly ending pawn loan balance per store (a)	$270	$279	(3)%
Annualized average annual yield on pawn loans outstanding	161%	161%	0 bps
Pawn loan redemption rate	83%	83%	0 bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Balance is calculated based upon the average of the twelve monthly ending balance averages during the applicable fiscal year.
U.S. Pawn total revenues decreased $20.1 million, or 3%, from fiscal 2013 to $634.1 million. The overall decrease in total revenues was primarily driven by a $33.0 million, or 27%, decrease in jewelry scrapping sales. Excluding jewelry scrapping sales, total revenues increased $12.9 million, or 2%. The increase was primarily driven by overall improvement in core pawn revenues, or merchandise sales and pawn service charges, which consisted of a $16.9 million, or 5%, increase in merchandise sales, partially offset by a $3.9 million, or 2%, decrease in pawn service charges.
The $16.9 million increase in merchandise sales was primarily due to an increase in jewelry sales. The increase in jewelry sales was due to a shift in strategy to retailing jewelry rather than scrapping it. Merchandise sales gross profit decreased $6.2 million, or 5%, from the prior year to $120.2 million. The decrease in gross profit was primarily due to an increase in cost of goods sold as a result of an increase in online sales fees and an increase in our inventory reserve due to declining gold prices.
The $3.9 million decrease in pawn service charges was primarily due to a 3% decrease in the average monthly pawn loan balance per store.

Gross profit on jewelry scrapping sales decreased $11.5 million, or 34%, from fiscal 2013 to $22.8 million. Jewelry scrapping revenues decreased $33.0 million, or 27%, primarily due to a 17% decrease in proceeds realized per gram of gold jewelry scrapped, coupled with a 17% decrease in gold volume. Same-store jewelry scrapping sales decreased $28.6 million, or 25%, and new and acquired stores decreased $4.4 million. Jewelry scrapping sales include the sale of approximately $12.1 million and $11.3 million of loose diamonds removed from scrap jewelry in fiscal 2014 and 2013, respectively. As a result of the decrease in volume, scrap cost of goods decreased $21.5 million, or 24%.
Total segment expenses increased to $242.7 million (38% of revenues) in fiscal 2014 from $241.4 million (37% of revenues) in fiscal 2013 primarily due to:

•
A $7.1 million, or 3%, increase in operations expense primarily attributable to a $4.6 million increase in labor and benefits and a $2.6 million increase in rent expense due to the addition of new and acquired stores; and

•
A $1.2 million, or 10%, increase in depreciation and amortization expense primarily attributable to assets placed in service as we continue to invest in the infrastructure to support our growth; partially offset by

•	A $6.9 million increase in gain on sale or disposal of assets from fiscal 2013 primarily attributable to the gain realized on the sale of seven U.S. pawn stores during fiscal 2014.

Mexico Pawn
The following table presents selected financial data from continuing operations for the Mexico Pawn segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Fiscal Year Ended September 30,		Percentage Change
	2014	2013

	(in thousands)
Net revenues:
Pawn service charges	$30,487	$29,579	3%

Merchandise sales	60,302	57,564	5%
Merchandise sales gross profit	18,258	22,094	(17)%
Gross margin on merchandise sales	30%	38%	(21)%

Jewelry scrapping sales	6,302	8,540	(26)%
Jewelry scrapping sales gross profit	495	1,044	(53)%
Gross margin on jewelry scrapping sales	8%	12%	(33)%

Other revenues	1,016	1,017	—%
Net revenues	50,256	53,734	(6)%

Segment operating expenses:
Operations	48,907	44,775	9%
Depreciation and amortization	5,374	4,706	14%
Segment operating (loss) contribution	(4,025)	4,253	*

Other segment expenses	165	69	*
Segment (loss) contribution	$(4,190)	$4,184	*

Other data:
Net earning assets — continuing operations	$39,976	$28,731	39%
Inventory turnover	2.4	2.5	(4)%
Average monthly ending total pawn loan balances per store (a)	$15,609	$15,487	1%
Annualized average annual yield on pawn loans outstanding	197%	191%	600 bps
Pawn loan redemption rate	77%	75%	200 bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Balance is calculated based upon the average of the twelve monthly ending balance averages during the applicable fiscal year.
The average exchange rate used to translate fiscal 2014 Mexico Pawn results from Mexican pesos to U.S. dollars was 13.1 to 1, a 3% change from the fiscal 2013 rate of 12.7 to 1.
Merchandise sales increased $2.7 million, or 5%, from fiscal 2013 to $60.3 million. Merchandise sales gross profit decreased $3.8 million, or 17%, from fiscal 2013 to $18.3 million. Gross margins decreased 21% to 30% primarily due to an increase in merchandise cost of goods sold. The increase in merchandise cost of goods sold is due to inventory write-downs in order to move aged inventory in addition to an increase in our inventory reserve as a result of increases in aged merchandise.
Pawn service charges increased $0.9 million, or 3%, from fiscal 2013. The total increase was primarily due to a 1% increase in the average outstanding pawn loan balance during the period in addition to an increase in the average yield from 191% during fiscal 2013 to 197% during fiscal 2014.

Gross profit on jewelry scrapping sales decreased $0.5 million, or 53%, from fiscal 2013 to $0.5 million. Jewelry scrapping revenue decreased $2.2 million, or 26%, in fiscal 2014, to $6.3 million. The decrease was primarily due to a 10% decrease in proceeds realized per gram of gold jewelry scrapped coupled with a 10% decrease in gold volume processed. Same-store jewelry scrapping sales decreased $2.8 million, or 33%, and new and acquired stores contributed $0.6 million. Scrap cost of goods decreased $1.7 million, or 23%, due to the decrease in volume.
Total segment expenses increased to $54.4 million (55% of revenues) in fiscal 2014 from $49.6 million (51% of revenues) in fiscal 2013 primarily due to:

•
A $4.1 million increase in operations expense primarily attributable to a $0.9 million, $1.0 million, $0.8 million and $0.6 million increase in advertising, general taxes, rent and professional fees, respectively, associated primarily with new store openings and our general expansion of operations; and

•	A $0.7 million, or 14%, increase in depreciation and amortization expense due to depreciation of assets placed in service at new stores during fiscal 2014.
Grupo Finmart
The following table presents selected financial data from continuing operations for the Grupo Finmart segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Fiscal Year Ended September 30,		Percentage Change
	2014	2013

	(in thousands)
Revenues:
Consumer loan fees and interest	53,377	42,527	26%
Other revenues	1,145	1,959	(42)%
Total revenues	54,522	44,486	23%
Consumer loan bad debt	19,605	11,714	67%
Net revenues	34,917	32,772	7%
Segment expenses (income):
Operations	32,184	17,593	83%
Depreciation and amortization	2,503	2,227	12%
Interest expense	20,478	11,929	72%
Interest income	(999)	(669)	49%
Other income	(121)	(251)	(52)%
Segment (loss) contribution	$(19,128)	$1,943	*
Other data:
Net earning assets — continuing operations	$124,773	$94,552	32%
Consumer loan originations	$80,992	$62,442	30%
Consumer loan bad debt as a percentage of gross average consumer loan balance (a)	17%	14%	300 bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Represents consumer loan bad debt expense during the applicable period as a percentage of the average monthly consumer loan balance during the applicable period.
The average exchange rate used to translate fiscal 2014 Grupo Finmart results from Mexican pesos to U.S. dollars was 13.1 to 1, a 3% change from the fiscal 2013 rate of 12.7 to 1.
During January 2012 we acquired a 60% controlling interest in Grupo Finmart and began consolidating its results of operations. During fiscal 2014 we increased our ownership by 16% to 76%. The results presented above and discussed below include the noncontrolling interest portion of Grupo Finmart’s segment (loss) contribution.
Grupo Finmart total revenues increased $10.0 million, or 23%, in fiscal 2014 to $54.5 million. The overall increase was primarily due to the $10.9 million, or 26%, increase in consumer loan fees and interest from fiscal 2013, mainly attributable to a 30% increase in the consumer loan originations as a result of higher penetration on existing contracts and the addition of new contracts in fiscal 2014.
Total consumer loan bad debt increased $7.9 million, or 67%, from fiscal 2013 to $19.6 million. The increase was primarily due to an increase in bad debt reserves after a government agency offered early retirement to its workers, which increased the number of loans outside of the automatic payroll deduction system.
Total segment expenses increased to $54.0 million (99% of revenues) in fiscal 2014 from $30.8 million (69% of revenues) in fiscal 2013 primarily due to:

•
A $14.6 million, or 83%, increase in operations expense due primarily to commissions of $9.9 million related to new loan originations at Grupo Finmart and $5.0 million in professional fees to support our operations; and

•
A $8.5 million, or 72%, increase in interest expense due to a higher weighted average debt outstanding as compared to fiscal 2013 and the inclusion of $4.3 million in interest expense on consolidated VIE debt in fiscal 2014, partially offset by a decrease in the weighted average rate on Grupo Finmart’s third party debt (excluding the consolidated VIEs) to 9% from 11% in in fiscal 2013. As of September 30, 2014, Grupo Finmart had outstanding third party debt of $144.4, excluding consolidated VIE debt, and $61.1 million of consolidated VIE debt, for a total debt outstanding of $205.5 million.

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units’ functional currency of Canadian and Australian dollars:

	Fiscal Year Ended September 30,		Percentage Change
	2014	2013

	(in thousands)
Revenues:
Merchandise sales	$2,383	$2,059	16%
Jewelry scrapping sales	468	651	(28)%
Consumer loan fees and interest	10,325	9,334	11%
Other revenues	411	2,136	(81)%
Total revenues	13,587	14,180	(4)%
Merchandise cost of goods sold	1,449	1,076	35%
Jewelry scrapping cost of goods sold	310	407	(24)%
Consumer loan bad debt	2,441	2,646	(8)%
Net revenues	9,387	10,051	(7)%

Segment operating expenses (income):
Operations	8,605	10,205	(16)%
Depreciation and amortization	817	849	(4)%
Equity in net income of unconsolidated affiliates	(5,948)	(13,240)	(55)%
Segment operating contribution	5,913	12,237	(52)%

Other segment expenses	8,026	44,792	(82)%
Segment loss	$(2,113)	$(32,555)	(94)%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Loss from the Other International segment decreased $30.4 million from fiscal 2013 to a loss of $2.1 million in fiscal 2014 primarily due to:

•
A $35.3 million decrease in impairment of investments due to the prior-year impairment of $43.2 million, of which $42.5 million was related to our investment in Albemarle & Bond, as compared to the fiscal 2014 impairment of $7.9 million related to our investment in Albemarle & Bond, which brought the carrying value of this investment to zero; and

•	A $1.6 million decrease in operations expense, mainly attributable to a $1.1 million decrease in professional fees primarily as a result of legal fees incurred in fiscal 2013; partially offset by

•
A $7.3 million decrease in equity in net income of unconsolidated affiliates due to a $3.9 million decrease from Cash Converters International and a $3.4 million decrease due to Albemarle & Bond no longer reporting earnings. The decrease in Cash Converters International was due to an interest rate cap commencing in Australia on July 1, 2013, which impacted both margins and volumes, as well as an immaterial adjustment of $1.4 million pertaining to the correction of timing of our recognition of income from Cash Converters International. The decrease in Cash Converters International’s financial services operations was partially offset by increases in profitability of store and franchise operations.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net (loss) income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,		Percentage Change
	2014	2013

	(in thousands)
Segment contribution	$94,048	$116,071	(19)%
Corporate expenses (income):
Administrative	79,944	70,493	13%
Depreciation and amortization	9,735	8,203	19%
Loss on sale or disposal of assets	964	1,133	(15)%
Restructuring	6,664	—	*
Interest expense	7,883	4,123	91%
Interest income	(278)	(250)	11%
Other expense	375	745	(50)%
(Loss) income from continuing operations before income taxes	(11,239)	31,624	*
Income tax (benefit) expense	(7,246)	9,097	*
(Loss) income from continuing operations, net of tax	(3,993)	22,527	*
Loss from discontinued operations, net of tax	(68,093)	(1,517)	*
Net (loss) income	(72,086)	21,010	*
Net loss from continuing operations attributable to redeemable noncontrolling interest	(7,387)	(1,222)	*
Net loss from discontinued operations attributable to redeemable noncontrolling interest	—	(76)	*
Net (loss) income attributable to EZCORP, Inc.	$(64,699)	$22,308	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
Net income from continuing operations before income taxes decreased $42.9 million from fiscal 2013 to a loss of $11.2 million in fiscal 2014 primarily due to:

•
A $22.0 million, or 19%, decrease in segment contribution primarily due to a $23.0 million, $21.1 million and $8.4 million decrease in segment contribution from the U.S. Pawn, Grupo Finmart and Mexico Pawn segments, respectively, offset by a $30.4 million decrease in loss from the Other International segment;

•
A $9.5 million increase in administrative expense primarily due to a one-time retirement benefit for our Executive Chairman of $8.0 million in addition to discretionary bonuses awarded in November 2013, as well as one-time charges relating to reorganization and outsourcing of our internal audit department to a global advisory services firm;

•
A $6.7 million restructuring charge due to our fiscal 2014 restructuring plan aimed to align our organization with our core business objective, which is to provide efficient, effective and economical instant cash solutions for our customers. During the year we reduced the non-customer-facing overhead structure in all of our businesses in order to streamline operations and create synergies and efficiencies;

•
A $3.8 million increase in interest expense due to higher average debt outstanding primarily attributable to the issuance in June and July 2014 of $230 million principal amount of 2.125% Cash Convertible Senior Notes due 2019, in addition to the accelerated amortization of $0.7 million of deferred financing costs related to our senior secured credit agreement and $2.1 million of debt discount amortization during fiscal 2014; and

•	A $1.7 million increase in amortization primarily due to additional assets placed in service as part of our multi-year information technology plan.
Income tax expense decreased $16.3 million to $7.2 million, primarily due to the $42.9 million decrease in income from continuing operations before income taxes. The fiscal 2014 effective tax rate decreased to 64% from 29% in fiscal 2013.
In fiscal 2014, we announced our exit from the online lending markets in U.S. and the U.K. As a result we incurred $103.1 million in termination costs from our discontinued operations. This amount includes $84.2 million in goodwill impairment charges, $11.8 million in long-lived assets impairments, $7.6 million of estimated costs related to regulatory compliance, employee severance and accelerated amortization of prepaid expenses and other assets, $2.9 million in asset write-downs to liquidation value and $1.5 million in lease termination costs, partially offset by a $4.8 million reversal of contingent consideration payable.
In fiscal 2015, we announced our exit from the U.S. Financial Services business. As a result, loss from discontinued operations, net of tax includes $23.5 million and $31.7 million of income from U.S. Financial Services in fiscal 2014 and 2013, respectively.
Liquidity and Capital Resources
Cash Overview
As of September 30, 2015, our primary source of liquidity was $59.1 million in cash and cash equivalents. Of this amount, approximately 14%, or $8.4 million, was held by foreign subsidiaries, portions of which we may be unable to repatriate without incurring United States income taxes. We actively manage our cash in order to fund operating needs, make scheduled interest and principal payments on our borrowings and make acquisitions.
Sources and Uses of Cash
In February 2015, we completed the acquisition of 12 pawn stores in Central Texas doing business under the "Cash Pawn" brand. The aggregate purchase price for the acquisition was $16.5 million, comprised of $5.0 million cash and 1,168,456 shares of our Class A Non-voting Common Stock (the "Shares"), valued at $10.01 per share (the average closing sales price of the stock on The Nasdaq Stock Market for the five trading days immediately preceding the closing), less a $0.2 million Holding Period Adjustment. The Shares were issued in an unregistered private placement transaction pursuant to Section 4(a)(2) of the Securities Act of 1933 to a small number of related individuals and entities (the "Sellers").
On the first anniversary of the closing date, the Sellers have the right to require us to repurchase the Shares for an aggregate price of $11.8 million (the "Put Option"). The Sellers may terminate the Put Option, in whole or in part, at any time. The Sellers are required to hold the Shares for a period of six months following the termination of the Put Option (the "Holding Period"). If the trading price of the Class A Non-voting Common Stock at the end of the Holding Period is less than $10.06 per share, then we will make an additional cash payment to the Sellers equal to the aggregate deficit, but such payment will not exceed $1.0 million. If the trading price of the Class A Non-voting Common Stock at the end of the Holding Period is more than $10.06 per share, then we will receive from the Sellers (either in cash or by returning a portion of the Shares) an amount equal to 50% of the aggregate excess, but such payment will not exceed $1.0 million (the "Holding Period Adjustment"). As of September 30, 2015, the Sellers had not terminated the Put Option in whole or in part.
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
We entered into hedges in connection with the issuance of the Cash Convertible Notes with counterparties to limit our exposure to the additional cash payments above the $230.0 million aggregate principal amount of the Cash Convertible Notes that may be due to the holders upon conversion. In separate transactions, we sold warrants with a strike price of $20.83 per share.
The Cash Convertible Notes are our unsubordinated unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes, equal in right of payment with all of our other unsecured unsubordinated indebtedness, and effectively junior to all debt or other obligations (including trade payables) of our wholly-owned subsidiaries. The Indenture governing the Convertible Notes does not contain any financial covenants.
As of September 30, 2015 the Cash Convertible Notes were not convertible because the conversion conditions have not been met. Accordingly, the net balance of the Cash Convertible Notes of $193.9 million was classified as a non-current liability in our consolidated balance sheets as of September 30, 2015.
For an additional description of the Cash Convertible Notes, the conversion terms thereof and the hedges and warrants transactions, see Note 9 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
In October 2014, one of our consolidated Variable Interest Entities related to Grupo Finmart issued $43.8 million of 11% Notes due October 2017. The debt was collateralized with the principal and interest collected from loan portfolios of the Variable Interest Entity. The 11% Notes due October 2017 require monthly payments of approximately $0.6 million, comprised of interest and principal.
In December 2014, one of our consolidated Variable Interest Entities related to Grupo Finmart issued $21.9 million of 11% Notes due December 2017. The debt was collateralized with the principal and interest collected from loan portfolios of the Variable Interest Entity. The 11% Notes due December 2017 require monthly payments of $0.3 million, comprised of interest and principal.
In July 2012 Grupo Finmart transferred certain consumer loans to a bankruptcy remote trust in a securitization transaction. On February 17, 2014, Grupo Finmart repaid this facility and entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust. As of September 30, 2015, $42.7 million was outstanding under the securitization borrowing facility. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The unrestricted cash received from this borrowing was primarily used to repay the previous securitization borrowing facility due in 2017 and the transaction costs associated with this transaction. The cash proceeds are restricted primarily for collection rights on the additional eligible loans from Grupo Finmart.
As of September 30, 2015, Grupo Finmart's third party debt (non-recourse to EZCORP) was $176.2 million, with a weighted-average interest rate of 10%.
We anticipate that cash flow from operations and our cash on hand will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the subsequent fiscal year. In addition, we expect to continue to obtain local financing to fund Grupo Finmart’s lending growth and our Mexican pawn growth.

Cash Flows
The table below presents a summary of the sources and uses of our cash:

	Fiscal Year Ended September 30,		Percentage Change
	2015	2014

	(in thousands)
Cash flows from operating activities	$79,398	$74,701	6%
Cash flows from investing activities	(67,693)	(80,060)	(15)%
Cash flows from financing activities	2,402	32,515	(93)%
Effect of exchange rate changes on cash and cash equivalents	(10,308)	(931)	*
Net increase in cash and cash equivalents	$3,799	$26,225	(86)%

* Represents an increase or decrease in excess of 100% or not meaningful.
The increase in cash flows from operating activities was primarily due to a $48.4 million increase from changes in operating assets and liabilities, partially offset by a $38.0 million decrease in net loss plus several non-cash items and $5.4 million in restructuring payments.
The increase in cash flows from investing activities was primarily due to a $30.5 million increase in net proceeds related to loan activities (net loans repaid and recovery of pawn loan principal through sale of forfeited collateral), and a $5.4 million decrease in acquisitions, net of cash acquired, offset by a $12.1 million investment in Cash Converters International in order to maintain our equity ownership percentage in connection with a non-underwritten placement of shares, a $1.3 million increase in additions to property and equipment and a $10.1 million decrease in proceeds from sale of assets.
The decrease in cash flows from financing activities was primarily due to a $140.9 million decrease in net payments on our revolving line of credit that was terminated in June 2014, a $13.5 million decrease in debt issuance costs, a $17.0 million decrease in payout of deferred and contingent consideration, a $98.8 million increase in change in restricted cash, $2.3 million in proceeds from settlement of forward currency contracts, $11.9 million in common stock repurchased in June 2014 and a $2.6 million decrease in purchases in subsidiary shares from noncontrolling interests, partially offset by a $208.7 million decrease in net proceeds from our 2.125% Cash Convertible Senior Notes Due 2019 and related embedded derivative, hedges and warrants issued in June 2014 and a $105.6 million decrease in net proceeds from our outstanding bank borrowings.
The effect of exchange rates on cash and cash equivalents was substantial as a result of the decline in the value of the Mexican peso against the United States dollar during fiscal 2015, primarily pertaining to the results and financial condition of Grupo Finmart.
The net effect of these and other smaller items was a $3.8 million increase in cash on hand during fiscal 2015, providing a $59.1 million ending cash balance.
Cash flows from discontinued operations are aggregated with cash flows from continuing operations in the statements of cash flows. We are unable to bifurcate consolidated cash flows into cash flows attributable to continuing operations and discontinued operations, as certain of these cash flows pertain to consolidated operations. However, we anticipate an overall decline in cash flows from operations and investing activities in future reporting periods as a result of discontinued operations. We expect cash flows to continue to be sufficient to fund our future operations and growth.

Contractual Obligations
Below is a summary of our cash needs to meet future aggregate contractual obligations as of September 30, 2015:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Long-term debt obligations (a)	$406,245	$76,986	$268,944	$60,315	$—
Interest on long-term debt obligations (b)	37,245	14,028	17,845	5,372	—
Operating lease obligations	278,043	53,038	83,179	52,856	88,970
Deferred consideration and other	20,585	17,984	2,601	—	—
Total	$742,118	$162,036	$372,569	$118,543	$88,970

(a)	Excludes debt premium related to Grupo Finmart and debt discount and convertible feature related to the Cash Convertible Notes.

(b)	Future interest on long-term obligations calculated on interest rates effective at the balance sheet date.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. During the fiscal year ended September 30, 2015 these collectively amounted to $25.1 million.
Off-Balance Sheet Arrangements
We discontinued our consumer loan operations in the United States during the fourth quarter of fiscal 2015. As a result, we expect to eliminate our current off-balance sheet arrangements in future reporting periods.
A discussion of our off-balance sheet arrangements is included in Note 24 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. The words “may,” "can," “should,” “could,” “will,” "would," “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. Accordingly, you should not regard any forward-looking statement as a representation that the expected results will be achieved. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Such risks and uncertainties include, among other things:

•	The restatement of previously issued consolidated financial statements;

•	The identified material weaknesses in our internal control over financial reporting;

•	Changes in laws and regulations;

•	The outcome of current or future litigation and regulatory proceedings;

•	Our controlled ownership structure;

•	Concentration of business in Texas;

•	Changes in gold prices or volumes;

•	Changes in foreign currency exchange rates;

•	Our ability to continue growing our store count through acquisitions and de novo openings;

•	Changes in the business, regulatory or political climate in Mexico;

•	Changes in pawn redemption rates, loan default and collection rates or other important operating metrics;

•	Changes in liquidity, capital requirements or access to debt and capital markets;

•	Changes in the competitive landscape;

•	Potential infrastructure failures or data security breaches;

•	Failure to achieve adequate return on our investments;

•	Potential uninsured property, casualty or other losses;

•	Potential disruptive effect of acquisitions, investments and new businesses;

•	Changes in U.S. or international tax laws;

•	Events beyond our control;

•	Failure to maintain satisfactory relationships with public-sector employers in Mexico;

•	Financial statement impact of potential impairment of goodwill;

•	Inadequacy of loan loss allowances; and

•	Potential exposure under anti-corruption laws.
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
ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Disclosures
We are exposed to market risk related to interest rates, gold values and changes in foreign currency exchange rates.
Our earnings are affected by changes in interest rates as significant amounts of our debt have variable rates. If interest rates averaged 50 basis points more than our current rates during the fiscal year ended September 30, 2015, our interest expense during the year would have increased by approximately $1.1 million. This amount is determined by considering the impact of the hypothetical interest rate change on our variable-rate debt during the fiscal year ended September 30, 2015.
Our earnings and financial position are affected by changes in gold values, and to a lesser extent silver and stone values, and the resulting impact on pawn lending, jewelry sales and jewelry cost of goods sold. The proceeds of scrap sales and our ability to sell jewelry inventory at an acceptable margin depend on gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated. We use insignificant short-duration derivative financial instruments in order to manage our commodity price risk associated with the forecasted sales of gold scrap. These derivatives are not designated as hedges and changes in their fair value are recorded directly in earnings.
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments and our foreign operations. Cash Converters International’s functional currency is the Australian dollar, Empeño Fácil and Grupo Finmart’s functional currency is the Mexican peso and our Canadian operations’ functional currency is the Canadian dollar. The impact on our results of operations and financial position of hypothetical changes in foreign currency exchange rates cannot be reasonably estimated due to the interrelationship of operating results and exchange rates.

The translation adjustment from Cash Converters International representing the weakening of the Australian dollar from our investment dates to June 30, 2015 (included in our September 30, 2015 results on a three-month lag) was an $8.3 million decrease to stockholders’ equity. During the fiscal year ended September 30, 2015, the Australian dollar weakened to $1.00 Australian to $0.6976 U.S. from $0.8725 U.S. as of September 30, 2014.
The translation adjustment from Latin America representing the weakening of the Mexican peso during the year ended September 30, 2015 was a $44.3 million decrease to stockholders’ equity. We have currently assumed permanent reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. During the fiscal year ended September 30, 2015, the Mexican peso weakened to $1.00 Mexican to $0.05854 U.S. from $0.07414 U.S. as of September 30, 2014.
The translation adjustment from our Canadian operations representing the weakening of the Canadian dollar during the year ended September 30, 2015 was a $1.4 million decrease to stockholders’ equity. During the fiscal year ended September 30, 2015, the Canadian dollar weakened to $1.00 Canadian to $0.7456 U.S. from $0.8962 U.S. as of September 30, 2014.
We cannot predict the future valuation of foreign currencies or how further movements in exchange rates could affect our future earnings or financial position.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas
We have audited the accompanying consolidated balance sheet of EZCORP, Inc. as of September 30, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended September 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZCORP, Inc. at September 30, 2015, and the results of its operations and its cash flows for the year ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EZCORP, Inc.’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 23, 2015, expressed an adverse opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas

December 23, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EZCORP, Inc.
Austin, Texas

We have audited the accompanying consolidated balance sheet of EZCORP, Inc. and subsidiaries (the "Company") as of September 30, 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity, and cash flows for each of the two years in the period ended September 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such 2014 and 2013 consolidated financial statements present fairly, in all material respects, the financial position of EZCORP, Inc. and subsidiaries as of September 30, 2014, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 25 to the consolidated financial statements, the accompanying 2014 and 2013 consolidated financial statements have been restated to correct errors.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas

November 26, 2014 (November 9, 2015 as to the effects of the restatement discussed in Note 25; December 23, 2015 as to Notes 2 and 19)

EZCORP, Inc. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	September 30,
	2015	2014

Assets:
Current assets:
Cash and cash equivalents	$59,124	$55,325
Restricted cash	15,137	63,495
Pawn loans	159,964	162,444
Consumer loans, net	36,533	63,995
Pawn service charges receivable, net	30,852	31,044
Consumer loan fees and interest receivable, net	19,802	12,647
Inventory, net	124,084	138,175
Deferred tax asset, net	44,134	17,572
Prepaid income taxes	7,945	18,852
Income taxes receivable	37,230	38,217
Prepaid expenses and other current assets	21,076	33,097
Total current assets	555,881	634,863
Investment in unconsolidated affiliate	56,182	91,781
Property and equipment, net	75,594	105,900
Restricted cash, non-current	2,883	5,070
Goodwill	327,460	346,577
Intangible assets, net	50,434	66,086
Non-current consumer loans, net	75,824	85,004
Deferred tax asset, net	24,987	12,142
Other assets, net	42,985	63,121
Total assets (1)(3)	$1,212,230	$1,410,544

Liabilities, temporary equity and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$74,345	$36,111
Current capital lease obligations	—	418
Accounts payable and other accrued expenses	107,871	94,993
Other current liabilities	15,384	8,595
Customer layaway deposits	10,470	8,097
Total current liabilities	208,070	148,214
Long-term debt, less current maturities	306,337	392,054
Deferred gains and other long-term liabilities	6,157	15,172
Total liabilities (2)(4)	520,564	555,440
Commitments and contingencies
Temporary equity:
Class A Non-voting Common Stock, subject to possible redemption at $10.06 per share; 1,168,456 shares issued and outstanding at redemption value as of September 30, 2015; and none as of September 30, 2014	11,696	—
Redeemable noncontrolling interest	3,235	22,800
Total temporary equity	14,931	22,800
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million at September 30, 2015 and 2014; issued and outstanding: 50,726,289 as of September 30, 2015; 50,614,767 as of September 30, 2014	507	506
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30
Additional paid-in capital	307,080	332,264
Retained earnings	423,137	509,586
Accumulated other comprehensive loss	(54,019)	(10,082)
EZCORP, Inc. stockholders’ equity	676,735	832,304
Total liabilities, temporary equity and stockholders’ equity	$1,212,230	$1,410,544
See accompanying notes to consolidated financial statements.

Assets and Liabilities of Consolidated Variable Interest Entities (See Note 24)
(1)    Our consolidated assets as of September 30, 2015 and 2014 include the following assets of our consolidated variable interest entities:

	September 30, 2015	September 30, 2014

	(in thousands)
Restricted cash	$1,361	$1,921
Consumer loans, net	5,846	16,465
Consumer loan fees and interest receivable, net	6,399	3,058
Non-current consumer loans, net	27,162	35,780
Total assets	$40,768	$57,224
(2)    Our consolidated liabilities as of September 30, 2015 and 2014 include the following liabilities of our consolidated variable interest entities:

	September 30, 2015	September 30, 2014

	(in thousands)
Accounts payable and other accrued expenses	$4,313	$2,105
Current maturities of long-term debt	—	25,438
Long-term debt, less current maturities	73,231	35,624
Total liabilities	$77,544	$63,167
Assets and Liabilities of Grupo Finmart Securitization Trust
(3)    Our consolidated assets as of September 30, 2015 and 2014 include the following assets of Grupo Finmart's securitization trust that can only be used to settle its liabilities:

	September 30, 2015	September 30, 2014

	(in thousands)
Restricted cash	$12,033	$23,592
Consumer loans, net	36,845	41,588
Consumer loan fees and interest receivable, net	6,067	5,489
Restricted cash, non-current	197	133
Intangible assets, net	1,793	2,847
Total assets	$56,935	$73,649
(4)    Our consolidated liabilities as of September 30, 2015 and 2014 include the following liabilities for which the creditors of Grupo Finmart's securitization trust do not have recourse to the general credit of EZCORP, Inc.:

	September 30, 2015	September 30, 2014

	(in thousands)
Long-term debt, less current maturities	$42,689	$54,045
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$402,118	$388,022	$368,085
Jewelry scrapping sales	57,973	96,241	131,675
Pawn service charges	247,204	248,378	251,354
Consumer loan fees and interest	78,066	63,702	51,861
Other revenues	3,008	3,949	6,550
Total revenues	788,369	800,292	809,525
Merchandise cost of goods sold	267,789	248,637	218,617
Jewelry scrapping cost of goods sold	46,066	72,830	96,115
Consumer loan bad debt	29,571	22,051	14,360
Net revenues	444,943	456,774	480,433
Operating expenses (income):
Operations	327,603	325,921	301,688
Administrative	72,986	79,944	70,493
Depreciation and amortization	33,543	31,762	28,096
Loss (gain) on sale or disposal of assets	2,659	(5,841)	1,300
Restructuring	17,080	6,664	—
Total operating expenses	453,871	438,450	401,577
Operating (loss) income	(8,928)	18,324	78,856
Interest expense	42,202	28,389	16,189
Interest income	(1,608)	(1,298)	(992)
Equity in net loss (income) of unconsolidated affiliates	5,473	(5,948)	(13,240)
Impairment of investments	29,237	7,940	43,198
Other expense	6,611	480	2,077
(Loss) income from continuing operations before income taxes	(90,843)	(11,239)	31,624
Income tax (benefit) expense	(26,695)	(7,246)	9,097
(Loss) income from continuing operations, net of tax	(64,148)	(3,993)	22,527
Loss from discontinued operations, net of tax	(27,316)	(68,093)	(1,517)
Net (loss) income	(91,464)	(72,086)	21,010
Net loss from continuing operations attributable to redeemable noncontrolling interest	(5,015)	(7,387)	(1,222)
Net loss from discontinued operations attributable to redeemable noncontrolling interest	—	—	(76)
Net (loss) income attributable to EZCORP, Inc.	$(86,449)	$(64,699)	$22,308

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$(1.09)	$0.05	$0.44
Discontinued operations	(0.50)	(1.25)	(0.03)
Basic (loss) earnings per share	$(1.59)	$(1.20)	$0.41

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$(1.09)	$0.06	$0.44
Discontinued operations	(0.50)	(1.25)	(0.03)
Diluted (loss) earnings per share	$(1.59)	$(1.19)	$0.41

Weighted average shares outstanding:
Basic	54,369	54,148	53,657
Diluted	54,369	54,292	53,737

Net (loss) income from continuing operations attributable to EZCORP, Inc.	$(59,133)	$3,394	$23,749
Loss from discontinued operations attributable to EZCORP, Inc.	(27,316)	(68,093)	(1,441)
Net (loss) income attributable to EZCORP, Inc.	$(86,449)	$(64,699)	$22,308
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in thousands)
Net (loss) income	$(91,464)	$(72,086)	$21,010
Other comprehensive (loss) income:
Foreign currency translation loss	(54,016)	(4,065)	(10,745)
Foreign currency translation reclassification adjustment realized upon impairment	—	375	221
Loss on effective portion of cash flow hedge:
Other comprehensive (loss) gain before reclassifications	—	(453)	2,388
Amounts reclassified from accumulated other comprehensive (loss) income	457	49	(2,536)
Amounts reclassified from accumulated other comprehensive (loss) income	—	540	(1,721)
Reclassification adjustment for (gain) loss on available-for-sale securities included in net income	—	(540)	992
Income tax benefit (expense)	4,408	(1,157)	3,346
Other comprehensive loss, net of tax	(49,151)	(5,251)	(8,055)
Comprehensive (loss) income including redeemable noncontrolling interests	$(140,615)	$(77,337)	$12,955
Attributable to redeemable noncontrolling interest:
Net loss	(5,015)	(7,387)	(1,298)
Foreign currency translation loss	(5,312)	(1,460)	(1,784)
Gain (loss) on effective portion of cash flow hedge	29	(154)	(59)
Comprehensive loss attributable to redeemable noncontrolling interest	(10,298)	(9,001)	(3,141)
Comprehensive (loss) income attributable to EZCORP, Inc.	$(130,317)	$(68,336)	$16,096
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in thousands)
Operating activities:
Net (loss) income	$(91,464)	$(72,086)	$21,010
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	37,034	38,627	34,918
Amortization (accretion) of debt discount (premium) and consumer loan premium (discount), net	8,888	2,611	(248)
Consumer loan loss provision	51,966	45,014	34,146
Deferred income taxes	(39,407)	(6,175)	(14,883)
Impairment of goodwill	12,253	84,158	—
Reversal of contingent consideration	—	(4,792)	—
Impairment of long-lived assets	18,529	10,308	1,600
Restructuring	17,080	6,121	—
Amortization of deferred financing costs	4,150	5,137	3,208
Amortization of prepaid commissions	13,702	14,525	4,573
Other adjustments	13,925	(2,251)	4,862
Loss (gain) on sale or disposal of assets	2,893	(5,371)	7,043
Stock compensation	2,374	6,845	7,128
Loss (income) from investments in unconsolidated affiliates	5,473	(5,948)	(13,240)
Impairment of investments	29,237	7,940	43,198
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	(9,987)	(2,212)	3,412
Inventory	433	346	(9,722)
Prepaid expenses, other current assets and other assets	(8,482)	(28,807)	(17,671)
Accounts payable and other accrued expenses and deferred gains and other long-term liabilities	(2,408)	8,952	11,033
Customer layaway deposits	1,997	(499)	1,416
Restricted cash	(147)	—	—
Tax provision (benefit) from stock compensation	—	609	(293)
Prepaid income taxes and income taxes receivable	11,893	(33,480)	(11,655)
Payments of restructuring charges	(5,376)	—	—
Dividends from unconsolidated affiliates	4,842	5,129	10,632
Net cash provided by operating activities	79,398	74,701	120,467
Investing activities:
Loans made	(842,074)	(959,540)	(923,103)
Loans repaid	574,353	658,986	602,712
Recovery of pawn loan principal through sale of forfeited collateral	243,692	246,053	237,717
Additions to property and equipment	(24,286)	(22,964)	(46,698)
Acquisitions, net of cash acquired	(7,802)	(13,226)	(14,810)
Investments in unconsolidated affiliates	(12,140)	—	(11,018)
Proceeds from sale of assets	564	10,631	—
Net cash used in investing activities	(67,693)	(80,060)	(155,200)
Financing activities:
Proceeds from exercise of stock options	—	—	45
Tax (benefit) provision from stock compensation	—	(609)	293
Taxes paid related to net share settlement of equity awards	(210)	(1,982)	(3,640)
Debt issuance costs	(556)	(14,017)	(1,283)
Payout of deferred and contingent consideration	(6,000)	(23,000)	(13,277)
Proceeds from issuance of convertible notes	—	230,000	—
Purchase of convertible notes hedges	—	(46,454)	—
Proceeds from issuance of warrants	—	25,106	—
Purchase of subsidiary shares from noncontrolling interest	(32,411)	(29,775)	(627)
Proceeds from settlement of forward currency contracts	2,313	—	—
Contributions from noncontrolling interest	—	—	5,839
Change in restricted cash	40,949	(57,891)	1,326
Proceeds from revolving line of credit	—	359,900	510,680
Payments on revolving line of credit	—	(500,800)	(470,000)
Proceeds from bank borrowings	70,686	176,013	(15,432)
Payments on bank borrowings and capital lease obligations	(72,369)	(72,073)	9,725
Repurchase of common stock	—	(11,903)	—
Net cash provided by financing activities	2,402	32,515	23,649

EZCORP, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

Effect of exchange rate changes on cash and cash equivalents	(10,308)	(931)	360
Net increase (decrease) in cash and cash equivalents	3,799	26,225	(10,724)
Cash and cash equivalents at beginning of period	55,325	29,100	39,824
Cash and cash equivalents at end of period	$59,124	$55,325	$29,100

Cash paid (refunded) during the period for:
Interest	$16,472	$16,361	$12,553
Income taxes, net	(8,042)	30,194	47,108

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$230,998	$241,696	$261,837
Issuance of common stock due to acquisitions	11,696	—	38,705
Deferred consideration	9,500	2,674	25,872
Contingent consideration	—	—	248
Change in accrued additions to property and equipment	(1,337)	(420)	492
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	—	—	10,404
Purchase of shares from noncontrolling interest	—	—	(788)
Issuance of common stock to 401(k) plan	—	557	556
Equity adjustment due to noncontrolling interest purchase	23,251	6,609	—
Deferred finance cost payable related to convertible notes	—	1,092	—
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Treasury Stock		EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value		Retained Earnings		Shares	Par Value

	(in thousands)
Balances as of September 30, 2012	51,226	$512	$268,572	$558,940	$(233)	—	$—	$827,791
Issuance of common stock related to 401(k) match	30	1	556	—	—	—	—	557
Stock compensation	—	—	7,128	—	—	—	—	7,128
Stock options exercised	18	—	45	—	—	—	—	45
Issuance of common stock due to acquisitions	1,965	20	38,685	—	—	—	—	38,705
Issuance of common stock due to purchase of subsidiary shares from noncontrolling interest	592	6	10,398	—	—	—	—	10,404
Purchase of subsidiary shares from noncontrolling interest	—	—	(1,500)	—	85	—	—	(1,415)
Release of restricted stock	409	4	—	—	—	—	—	4
Excess tax benefit from stock compensation	—	—	293	—	—	—	—	293
Taxes paid related to net share settlement of equity awards	—	—	(3,640)	—	—	—	—	(3,640)
Unrealized loss on available-for-sale securities	—	—	—	—	(1,119)	—	—	(1,119)
Effective portion of cash flow hedge	—	—	—	—	(89)	—	—	(89)
Reclassification adjustment for loss on available-for-sale securities included in net income	—	—	—	—	992		—	992
Foreign currency translation adjustment	—	—	—	—	(6,302)	—	—	(6,302)
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	221	—	—	221
Net income attributable to EZCORP, Inc.	—	—	—	22,308	—	—	—	22,308
Balances as of September 30, 2013	54,240	$543	$320,537	$581,248	$(6,445)	—	$—	$895,883
Issuance of common stock related to 401(k) match	45	—	557	—	—	—	—	557
Stock compensation	—	—	6,845	—	—	—	—	6,845
Purchase of subsidiary shares from noncontrolling interest	—	—	(13,260)	—	(15)	—	—	(13,275)
Release of restricted stock	300	3	—	—	—	—	—	3
Excess tax benefit from stock compensation	—	—	(609)	—	—	—	—	(609)
Taxes paid related to net share settlement of equity awards	—	—	(1,982)	—	—	—	—	(1,982)
Effective portion of cash flow hedge	—	—	—	—	(250)	—	—	(250)
Net proceeds from sale of warrants	—	—	25,106	—	—	—	—	25,106
Foreign currency translation adjustment	—	—	—	—	(3,747)	—	—	(3,747)
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	375	—	—	375
Purchase of treasury stock	—	—	—	—	—	(1,000)	—	—
Retirement of treasury stock	(1,000)	(10)	(4,930)	(6,963)	—	1,000	—	(11,903)
Net loss attributable to EZCORP, Inc.	—	—	—	(64,699)	—	—	—	(64,699)
Balances as of September 30, 2014	53,585	$536	$332,264	$509,586	$(10,082)	—	$—	$832,304
Stock compensation	—	—	(1,558)	—	—	—	—	(1,558)
Purchase of subsidiary shares from noncontrolling interest	—	—	(23,180)	—	(71)	—	—	(23,251)
Release of restricted stock	111	1	—	—	—	—	—	1
Excess tax benefit from stock compensation	—	—	(236)	—	—	—	—	(236)
Taxes paid related to net share settlement of equity awards	—	—	(210)	—	—	—	—	(210)
Effective portion of cash flow hedge	—	—	—	—	428	—	—	428
Foreign currency translation adjustment	—	—	—	—	(44,294)	—	—	(44,294)
Net loss attributable to EZCORP, Inc.	—	—	—	(86,449)	—	—	—	(86,449)
Balances as of September 30, 2015	53,696	$537	$307,080	$423,137	$(54,019)	—	$—	$676,735
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Notes to Consolidated Financial Statements
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a leading provider of pawn loans in the United States and Mexico and consumer loans in Mexico. In the U.S. and Mexico, we offer pawn loans, which are non-recourse loans collateralized by tangible property, and we sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers.
Through our 94%-owned subsidiary, Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), headquartered in Mexico City, we offer unsecured installment loans to employees of various Mexican employers (principally federal, state and local government agencies), which are repaid through payroll deductions.
As of September 30, 2015, we operated a total of 834 locations, consisting of:

•	522 United States pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);

•	232 Mexico pawn stores (operating primarily as Empeño Fácil);

•	53 Grupo Finmart locations in Mexico; and

•	27 financial services stores in Canada (operating as CASHMAX)
We also own approximately 32% of Cash Converters International Limited (“Cash Converters International”), based in Australia and publicly-traded on the Australian Stock Exchange, which franchises and operates a worldwide network of over 700 locations that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods, with significant store concentrations in Australia and the United Kingdom.
On July 27, 2015, as part of our new restructuring plan to concentrate on growing our core pawn operations in the United States and Mexico and our Grupo Finmart business in Mexico, we implemented a plan to exit our U.S. Financial Services business (“USFS”), ceasing all payday, installment and auto title lending in the United States. As a result of this plan, our USFS operations have been included as discontinued operations. See Note 2.
Principles of Consolidation
The consolidated financial statements include the accounts of EZCORP, Inc. and its consolidated subsidiaries, including Grupo Finmart. All inter-company accounts and transactions have been eliminated in consolidation.
To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity (“VIE”) model to the entity; otherwise, the entity is evaluated under the voting interest model. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance, combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. For additional information about our VIEs, see Note 24.
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
In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to a VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees and other contractual arrangements). This evaluation considers all relevant factors of the entity’s design, including the entity’s capital structure, contractual rights to earnings or losses, subordination of our interests relative to those of other investors, as well as any other contractual arrangements that might exist that could have the potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.

Recasting of Certain Prior Period Information
During the fourth quarter of fiscal 2015, our chief operating decision maker requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning in the fourth quarter of fiscal 2015, we report our financial performance based on our new segments described in Note 19. We have recast prior period amounts to conform to the way we internally manage and monitor segment performance under the new segments for all periods presented. This change primarily impacted Note 7 and Note 19 with no net impact on our consolidated financial position, results of operations or cash flows, except for the effects of discontinued operations as described below.
Certain reclassifications of prior period amounts have been made related to discontinued operations described in Note 2. Furthermore, certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications, other than those discussed above pertaining to the recasting of prior period segment information and discontinued operations, primarily include the removal of historical corporate overhead allocations totaling $18.2 million, $17.8 million and $18.2 million for fiscal 2015, 2014 and 2013, respectively, from the segment level to corporate items. These allocations were reclassified to provide greater clarity into the results of our operating segment operations. These changes primarily impacted Note 19 with no net impact on our consolidated financial position, results of operations or cash flows.
We further reclassified the presentation of changes in our “Deferred gains and other long-term liabilities” consolidated balance sheet account and combined with “Accounts payable and other accrued expenses and deferred gains and other long-term liabilities” in our consolidated statements of cash flows in fiscal 2014 and 2013 for amounts of $0.2 million and $10.3 million, respectively. In addition, we reclassified the presentation of prepaid income taxes totaling $38.2 million as of September 30, 2014 to income taxes receivable in our consolidated balance sheets. These changes had no net impact on our consolidated financial position, results of operations or cash flows.
Restructuring Charges
We record a liability for costs associated with an exit or disposal activity at fair value in the period in which the liability is incurred, except for liabilities for certain employee termination benefit charges that are accrued over time. Employee termination benefits associated with an exit or disposal activity are accrued when the obligation is probable and estimable as a post-employment benefit obligation when local statutory requirements stipulate minimum involuntary termination benefits or, in the absence of local statutory requirements, termination benefits to be provided are similar to benefits provided in prior restructuring activities. Specifically for termination benefits under a one-time benefit arrangement, the timing of recognition and related measurement of a liability depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. For employees who are not required to render service until they are terminated in order to receive the termination benefits or employees who will not provide service beyond the minimum retention period, we record a liability for the termination benefits at the communication date. If employees are required to render service until they are terminated in order to receive the termination benefits and will be retained to render service beyond the minimum retention period, we measure the liability for termination benefits at the communication date and recognize the expense and liability ratably over the future service period.
For contract termination costs, we record a liability for costs to terminate a contract before the end of its term when we terminate the agreement in accordance with the contract terms or when we cease using the rights conveyed by the contract. Liabilities related to termination of an operating lease or contract are measured and recognized at fair value when the contract does not have any future economic benefit and the fair value of the liability is determined based on the present value of the remaining lease obligations, adjusted for the effects of deferred items recognized under the lease, and reduced by estimated sublease rentals that could be reasonably obtained for the property. The assumptions in determining such estimates include anticipated timing of sublease rentals and estimates of sublease rental receipts and related costs based on market conditions. These estimates may vary from actual receipts, causing a change in the balance of accrued lease termination charges in future reporting periods. We record a liability for other costs associated with an exit or disposal activity in the period in which the liability is incurred.
Equity Method Investments
We account for our investment in Cash Converters International using the equity method. Since Cash Converters International’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Due to the three-month lag, income reported for our fiscal years ended September 30, 2015, 2014 and 2013 represents our percentage interest in the results of Cash Converters International’s operations from July 1, 2014 to June 30, 2015, July 1, 2013 to June 30, 2014 and July 1, 2012 to June 30, 2013, respectively. Because Cash Converters International publicly files semi-annual financial reports with the Australian Securities & Investments Commission as of and for the periods ended June 30 and December 31, we make estimates for our equity in Cash Converters International’s net income (loss) for Cash Converters International reporting periods ended March 31 (our reporting period ended June 30) and September 30 (our reporting period ended December 31). We record all other-than-temporary impairments as of the date of our reporting period.

Our estimates for our equity in Cash Converters International’s net income (loss) for Cash Converters International reporting periods ended March 31 (our reporting period ended June 30) and September 30 (our reporting period ended December 31) may vary from actual results. Cash Converters International records its results of operations under International Financial Reporting Standards (“IFRS”). There have historically been no material differences between Cash Converters International results of operations based upon IFRS versus results of operations as converted to GAAP and we continue to monitor for any such potential differences.
We have accounted for the negative basis in our investment in Cash Converters International of $11.2 million as a reduction in our portion of Cash Converters International goodwill. As such, we will increase our equity in Cash Converters International’s net income in future reporting periods for our portion of any impairments of goodwill recorded by Cash Converters International until such negative basis is restored.
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
The maximum United States pawn loan term ranges between 30 and 120 days, with an additional grace period between 0 and 90 days. The maximum Mexico pawn loan term is 30 days, with an additional grace period up to 10 days.
We record sales revenue and the related cost when inventory is sold, or when we receive the final payment on a layaway sale. Sales tax collected on the sale of inventory is excluded from the amount recognized as sales and instead recorded as a liability in “Accounts payable and other accrued expenses” in our consolidated balance sheets until remitted to the appropriate governmental authorities.
Consumer Loans and Fees and Interest Receivable
In Mexico, Grupo Finmart enters into agreements with employers that permit it to market consumer loans to employees. Payments are withheld by the employers through payroll deductions and remitted to Grupo Finmart.
Prior to the discontinuance of our USFS operations in the fourth quarter of fiscal 2015 as described in Note 2, we provided a variety of short-term consumer loans, including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans. In Texas, we provided fee-based credit services to customers seeking loans.
Consumer loan fees and interest receivable are carried in the consolidated balance sheets net of the allowance for uncollectible consumer loan fees and interest receivable, which is based on recent loan default experience adjusted for seasonal variations and collection percentages. Consumer loans are carried in the consolidated balance sheets net of the allowance for estimated loan losses, which is based on recent loan default experience adjusted for seasonal variations.
Revenue Recognition
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
We consider the average period of repayment of these loans a critical estimate in determining the appropriate period in which to recognize income under the effective interest method. The shortening or lengthening of our estimate of the period of repayment could have a material impact on the timing of future income recognition. We have utilized an approximate period of income recognition of 36 months during fiscal 2015, 2014 and 2013.
The following policies primarily pertain to our USFS operations, which have been included as discontinued operations. For additional information about our discontinued operations, see Note 2.
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
Unsecured Consumer Loan Revenue — We accrue fees and interest in accordance with applicable laws on the percentage of unsecured loans (single-payment and multiple-payment) we have made that we believe to be collectible. Accrued fees related to defaulted loans reduce fee revenue upon loan default and increase fee revenue upon collection.
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
Bad Debt and Allowance for Losses
We typically offer loan products to customers who do not have cash resources or access to credit to meet their cash needs. Our customers are considered to be in a higher risk pool with regard to creditworthiness when compared to those of typical financial institutions. As a result, our consumer loans do not have a credit risk profile that can easily be measured by the normal credit quality indicators used by the financial markets. We manage the risk through closely monitoring the performance of the portfolio and through our underwriting process. This process includes review of customer information, such as making a credit reporting agency inquiry, evaluating and verifying income sources and levels, verifying employment and verifying a telephone number where customers may be contacted.
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
Loans to Grupo Finmart customers whose employment is continuing are referred to as “in-payroll” loans, while loans to Grupo Finmart customers whose employment is discontinued are referred to as “out-of-payroll” loans. A customer is generally considered to have discontinued their employment if they are no longer employed by the employer that is responsible for the payroll withholding. We establish reserves for Grupo Finmart loans as follows:

•	We reserve 100% of non-performing loans, which for this purpose we consider to be:

◦	Out-of-payroll loans for which Grupo Finmart is not receiving payments; and

◦	In-payroll loans for which Group Finmart has not received any payments for 180 consecutive days.

•	We also establish additional reserves on loan principal and accrued interest reserves for performing loans based on historical experience.
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
We consider the rate of charge-offs and subsequent collections on loans charged-off critical estimates in determining the appropriate amount of reserves for performing loans. Our estimate of future repayments used to develop our loan principal and accrued interest reserves for performing loans based on historical experience could have a material impact on the timing of recognition of bad debt expense.
The following policies primarily pertain to our USFS operations, which have been included as discontinued operations. For additional information about our discontinued operations, see Note 2.
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
In order to state inventory at the lower of cost or market value, we record an allowance for excess, obsolete or slow moving inventory based on the type and age of merchandise. Our inventory consists primarily of general merchandise and jewelry. We include in "Merchandise cost of goods sold" in our consolidated statements of operations the historical cost of inventory sold, inventory shrinkage and any change in the allowance for inventory shrinkage and valuation. We also include the cost of operating our central jewelry processing unit, as it relates directly to sales of precious metals to refiners.
We consider our estimates of obsolete or slow moving inventory and shrinkage critical estimates in determining the appropriate overall valuation allowance for inventory. We monitor our sales margins for each type of inventory on an ongoing basis and compare to historical margins. Significant variances in those margins may require a revision to future inventory reserve estimates. We have historically revised our reserve estimates pertaining to jewelry inventory depending on the current price of gold. Future declines in the value of gold prices may cause an increase in reserve rates pertaining to jewelry inventory.
Earnings per Share and Common Stock
The two-class method is utilized for the computation of earnings per share. The two-class method requires a portion of net income to be allocated to participating securities, which are unvested awards of share-based payments with non-forfeitable rights to receive dividends or dividend equivalents, if declared. Income allocated to these participating securities is excluded from net earnings allocated to common shares. There were no participating securities outstanding during the years ended September 30, 2015, 2014 and 2013.
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
Restricted cash amounts primarily represent amounts that can only be used to settle liabilities of Grupo Finmart's securitization trust or for interest payments on Grupo Finmart's debt. See Note 9. The changes in these restricted cash amounts are classified as financing cash flows in the consolidated statements of cash flows.
“Other adjustments” included in cash provided by operating activities on the consolidated statements of cash flows primarily includes loss on re-measurement of foreign denominated transactions.
Software Development Costs
We capitalize certain costs incurred in connection with developing or obtaining software for internal use and amortize the costs on a straight-line basis over the estimated useful lives of each system, typically five years.
Customer Layaways
Customer layaway deposits are recorded as deferred revenue until we collect the entire related sales price and deliver the related merchandise to the customer. Nonrefundable customer layaway fees are charged upfront and recognized when collected.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets having indefinite lives are not subject to amortization. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350-20-35, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill.
We perform our impairment analysis utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. We have determined that our reporting units are one level below our operating segments. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our reporting unit valuations ranged from 16% to 25%. Changes in the economic conditions or regulatory environment could negatively affect our key assumptions.
We may perform a qualitative assessment in making our determination of whether it is more likely than not goodwill and other intangible assets are impaired under appropriate accounting guidance on an annual basis in future reporting periods. In addition to the assumptions discussed above pertaining to the income approach, we consider the assessment of potential triggering events to be a critical estimate.
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
Valuation of Tangible Long-Lived Assets
We assess the impairment of tangible long-lived assets annually as of September 30, or more frequently whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the assets or the strategy for the overall business, significant negative industry trends or legislative changes prohibiting us from offering our loan products. An impairment loss is recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset's carrying value.
In addition to the assumptions associated with the determination of projected future cash flows, we consider the assessment of potential triggering events to be a critical estimate.
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
Derivative Instruments and Hedging Activities
We recognize all derivative instruments as either assets or liabilities in our consolidated balance sheets at their respective fair values. For all derivative instruments designated as accounting hedges, we formally document the hedging relationship and its risk‑management objective and strategy for undertaking the hedge, the hedging instrument, the hedged transaction, the nature of the risk being hedged, how the hedging instrument's effectiveness in offsetting the hedged risk will be assessed prospectively and retrospectively and a description of the method used to measure ineffectiveness. We also formally assess, both at the inception of the hedging relationship and on an ongoing basis, whether the derivatives that are used in hedging relationships are highly effective in offsetting changes in cash flows of hedged transactions. For derivative instruments that are designated and qualify as part of a cash flow hedging relationship, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
We discontinue hedge accounting prospectively when it is determined that the derivative is no longer effective in offsetting cash flows attributable to the hedged risk, the derivative expires or is sold, terminated, or exercised, the cash flow hedge is redesignated because a forecasted transaction is not probable of occurring or management determines to remove the designation of the cash flow hedge. Whenever hedge accounting is discontinued and the derivative remains outstanding, we continue to carry the derivative at its fair value on our consolidated balance sheets and recognize any gains and losses currently in accumulated other comprehensive income attributable to any repaid portion of the hedged item in addition to any subsequent changes in the fair value of the derivative under "Other expense (income)" in our consolidated statements of operations. We amortize the gains and losses currently in accumulated other comprehensive income attributable to any remaining outstanding portion of the hedged item to earnings under "Other expense (income)" in our consolidated statements of operations over the remaining term of the outstanding hedged item.
Acquisitions
In accordance with FASB ASC 805-10-65, we allocate the total acquisition price to the fair value of assets and liabilities acquired and immediately expense transaction costs that would have been included in the purchase price allocation under previous accounting standards.
Foreign Currency Translation
Our equity investment in Cash Converters International is translated from Australian dollars into United States dollars at the exchange rates as of the investee's balance sheet date each reporting period. The related interest in the investee's net income is translated at the average exchange rate for each six-month period reported by the investee. The functional currency of Empeño Fácil and Grupo Finmart is the Mexican peso. The functional currency of our wholly owned foreign subsidiary in Canada is the Canadian dollar. Our foreign subsidiaries' balance sheet accounts are translated from their respective functional currencies into United States dollars at the exchange rate at the end of each quarter, and their earnings are translated into United States dollars at the average exchange rate each quarter. We present resulting translation adjustments as a separate component of stockholders’ equity.
Foreign currency transaction gains and losses not accounted for as translations as discussed above are reported as “Other expense” in our consolidated statements of operations, “Other adjustments” in our consolidated statements of cash flows and were $13.9 million, $2.1 million and $0.9 million for fiscal 2015, 2014 and 2013, respectively. These amounts are offset by other gains on foreign currency forwards as discussed in Note 22.
Operations Expense
Included in operations expense are costs related to operating our stores, online businesses and any direct costs of support offices. These costs include labor, other direct expenses such as utilities, supplies and banking fees and indirect expenses such as store rent, building repairs and maintenance, advertising, store property taxes and insurance, regional and area management expenses and the costs of our bad debt collection center.
Administrative Expense
Included in administrative expense are costs related to our executive and administrative offices. This includes executive and administrative salaries, wages, stock and incentive compensation, professional fees, license fees, costs related to the operation of our administrative offices such as rent, property taxes, insurance, information technology and other corporate costs.
Advertising
Advertising costs are expensed as incurred and included in “Administrative” expense in our consolidated statements of operations. These costs were $4.0 million, $5.6 million and $5.3 million for fiscal 2015, 2014 and 2013, respectively.
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
A deferred tax liability is not recognized for the undistributed earnings or the excess of the amount for financial reporting over the tax basis of our investment in our foreign subsidiaries, as their earnings will be permanently reinvested outside of the U.S.  We provide deferred income taxes on all undistributed earnings from Cash Converters International
Under FASB ASC 740-10-25, a tax position must be more likely than not to be sustained upon examination, based on the technical merits of the position to be recognized in the financial statements. In making the determination of sustainability, we must presume the appropriate taxing authority with full knowledge of all relevant information will examine tax positions. FASB ASC 740-10-25 also prescribes how the benefit should be measured, including the consideration of any penalties and interest. It requires that the standard be applied to the balances of tax assets and liabilities as of the beginning of the period of adoption and that a corresponding adjustment be made to the opening balance of equity.
Stock Compensation
We account for stock compensation in accordance with the fair value recognition provisions of FASB ASC 718-10-25. We measure stock-based compensation expense at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, ratably over the vesting or service period, as applicable, of the stock award. When we grant options and performance-based awards or market-conditioned awards, our policy is to estimate the grant-date fair value of the awards using the Black-Scholes-Merton or Monte Carlo, respectively, and amortize that fair value to compensation expense on a ratable basis over the awards’ vesting period for both cliff vesting and pro-rata vesting grants.

Common Stock, Subject to Possible Redemption
We account for shares subject to possible redemption in accordance with FASB ASC 480. Under this standard, shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value and conditionally redeemable common shares (including shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, shares are classified as stockholders’ equity. The EZCORP common stock subject to possible redemption features certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly as of September 30, 2015, shares subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.
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
Use of Estimates and Assumptions
The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, loan loss allowances, long-lived and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe are reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.
Recently Issued Accounting Pronouncements
In November 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires reporting entities to classify deferred income taxes as non-current on the consolidated balance sheets. Deferred income taxes were previously required to be classified as current or non-current on the consolidated balance sheets. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. A reporting entity should apply the amendment prospectively or retrospectively. The impact of ASU 2015-17 on our consolidated financial statements as of September 30, 2015 and 2014 would include a reclassification of current deferred tax assets to non-current deferred tax assets of $44.1 million and $17.6 million, respectively within the consolidated balance sheets. Other than these reclassifications, the adoption of ASU 2015-17 is not expected to have an impact on our financial position, results of operations or cash flows.
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. This ASU requires reporting entities to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. Measurement period adjustments were previously required to be retrospectively adjusted as of the acquisition date. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity should apply the amendment prospectively. We do not anticipate that the adoption of ASU 2015-16 will have a material impact on our financial position, results of operations or cash flows.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires reporting entities measuring inventories under the first-in, first-out or average cost methods to measure inventory at the lower of cost or net realizable value, where net realizable value is "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." Inventory was previously required to be measured at the lower of cost or market value, where the measurement of market value had several potential outcomes. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted provided that presentation is applied to the beginning of the fiscal year of adoption. A reporting entity may apply the amendment prospectively. We have not completed the process of evaluating the impact that will result from adopting ASU 2015-11. Therefore we are unable to disclose the impact that adopting ASU 2015-11 will have on our financial position, results of operations and cash flows when such standard is adopted.

In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires reporting entities to record costs paid to third parties that are directly related to issuing debt, and that otherwise would not be incurred, as a deduction to the corresponding debt for presentation purposes. In addition, in August 2015, FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The provisions of each ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for each. A reporting entity may apply each amendment retrospectively and the adoption represents a change in accounting principle. The impact of adopting ASU 2015-15 would result in the election to continue to present debt issuance costs related to our revolving credit facilities as an asset. The impact of ASU 2015-03 on our consolidated financial statements as of September 30, 2015 and 2014 would include an estimated reclassification of unamortized debt issuance costs of $9.0 million and $14.3 million, respectively, from intangible assets to debt within the consolidated balance sheets. Other than these reclassifications, the adoption of ASU 2015-03 is not expected to have an impact on our financial position, results of operations or cash flows.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) to defer the effective date to December 15,

2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The amendments in ASU 2014-09 will be added to the Accounting Standards Codification as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, as well as some cost guidance in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Notably, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles — Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09. For public entities, the amendments in ASU 2014-09, as amended by ASU 2015-14, are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and early application is prohibited. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the fiscal 2017 opening retained earnings balance. We have not completed the process of evaluating the impact that will result from adopting ASU 2014-09. Therefore we are unable to disclose the impact that adopting ASU 2014-09 will have on our financial position, results of operations, and cash flows when such statement is adopted.
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
NOTE 2: DISCONTINUED OPERATIONS AND RESTRUCTURING
During the fourth quarter of 2015, in the context of a "transformational" change in strategy following an intensive six-month review of all Company activities, we implemented a plan that included:

•	Exiting our USFS business and ceasing the employment of the employees related to that business; and

•
Streamlining our structure and operating model to improve overall efficiency and reduce costs, which includes additional store closures, consolidations and relocations; additional headcount reductions in the remaining business and in the corporate support center; termination of various real property leases; and write-down and write-offs of various assets no longer to be used in the business.

Under the new strategy, we will (a) focus on growing our core pawn operations in the United States and Mexico and our Grupo Finmart business in Mexico and (b) simplify our operating structure by moving from a divisional to a functional business model. The costs of exiting of our USFS business are included in “Loss from discontinued operations, net of tax” and the cost of streamlining of our structure and operating model are included in “Restructuring” expenses in our consolidated statements of operations. Accrued charges are included under "Accounts payable and other accrued expenses" in our consolidated balance sheets.
Discontinued Operations
During the fourth quarter of fiscal 2015 we exited our USFS business as discussed above.

During the fourth quarter of fiscal 2014, as part of our new strategy to concentrate on an integrated, customer-centric financial services model that is focused on our core businesses of pawn and unsecured payroll lending, we implemented a plan to exit our online lending businesses in the United States and the United Kingdom. As a result of this plan, our online lending operations in the United States (EZOnline) and in the United Kingdom (Cash Genie) have been included as discontinued operations.
During the third quarter of fiscal 2013, we implemented a plan to close 107 legacy stores in a variety of locations. These stores were generally older, smaller stores that did not fit our future growth profile.
The following table summarizes the pre-tax charges (gains), inclusive of the charges presented in the accrued lease termination costs, severance costs and other costs rollforward below, pertaining to the above discontinued operations:

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in thousands)
Goodwill impairment	$10,550	$84,158	$—
Long-lived assets impairment	1,685	11,795	5,605
Other (a)	21,045	7,590	896
Asset disposals	7,443	2,882	7,081
Lease termination costs	1,720	1,504	8,608
Reversal of contingent consideration payable	—	(4,792)	—
	$42,443	$103,137	$22,190

(a)
Includes estimated costs related to regulatory compliance, employee severance and accelerated amortization of prepaid expenses and other assets. The amount shown for fiscal 2015 includes a $10.5 million one-time charge associated with the settlement of outstanding issues with the U.S. Consumer Financial Protection Bureau (see Note 17) and a $4.0 million charge related to the resolution of regulatory compliance issues in our Cash Genie U.K online lending business, which is a part of fiscal 2014 discontinued operations.

Changes in the accrued amounts pertaining to the above charges are summarized as follows:

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in millions)
Beginning balance	$8.9	$7.1	$—
Charged to expense	10.6	9.1	8.7
Cash payments	(12.3)	(4.0)	(1.6)
Other (a)	(0.8)	(3.3)	—
Ending balance	$6.4	$8.9	$7.1

(a)	Includes adjustments due to foreign currency effects and other individually immaterial adjustments.
The remaining accrual is expected to be paid during fiscal 2016, at which time this initiative will be substantially complete.
Total revenue included in “Loss from discontinued operations, net of tax” was $124.7 million, $188.8 million and $205.9 million during fiscal 2015, 2014 and 2013, respectively.
Restructuring
Fiscal 2015
During the fourth quarter of fiscal 2015 we streamlined our structure and operating model to improve overall efficiency and reduce costs included in our “transformational” change in strategy as discussed above. Restructuring charges related to this action are allocated to certain of our segments. See Note 19.

The following table summarizes the pre-tax charges, inclusive of the charges presented in the changes in the balance of restructuring costs rollforward below, which have been recorded under “Restructuring” expense in our consolidated statements of operations:

Fiscal Year Ended September 30,
2015

(in thousands)
Long-lived assets impairment	$2,346
Other (a)	3,447
Asset disposals	3,650
Lease termination costs	7,637
$17,080

(a)	Includes costs related to employee severance and other.
Changes in the balance of these restructuring costs are summarized as follows:

Fiscal Year Ended September 30,
2015

(in thousands)
Beginning balance	$—
Charged to expense	9,469
Cash payments	(1,393)
Ending balance	$8,076
We expect to amortize the accrued lease termination costs of $7.6 million into income ratably over the remaining lease terms through fiscal 2029. The remaining accrual is expected to be paid during fiscal 2016.
Fiscal 2014
During the fourth quarter of fiscal 2014, we conducted a company-wide operational review to realign our organization to streamline operations and create synergies and efficiencies. The operational review resulted in the reduction of non-customer-facing overhead causing severance charges as presented below. Restructuring charges related to this action are considered corporate costs and therefore are not allocated to a specific segment. The remaining accrual is expected to be paid during fiscal 2016, at which time this initiative will be substantially complete. Changes in the balance of these restructuring costs are summarized as follows:

	Fiscal Year Ended September 30,
	2015	2014

	(in thousands)
Beginning balance	$6,121	$—
Charged to expense	763	6,664
Cash payments	(3,983)	(543)
Ending balance	$2,901	$6,121
We continue to review the impact of these actions and will determine if, based on future operating results, additional actions to reduce operating expenses are necessary. The amount of any potential future charges for such actions will depend upon the nature, timing and extent of those actions.
NOTE 3: ACQUISITIONS
Grupo Finmart
On January 30, 2012, we acquired a 60% interest in Grupo Finmart. On April 1, 2013, Grupo Finmart completed an equity offering to its existing shareholders. We invested $9.2 million, which maintained our ownership at 60%. On June 30, 2014, we acquired an additional 16% of the ordinary shares outstanding of Grupo Finmart for $28.7 million, increasing our ownership percentage to 76%. These shares were acquired from the minority shareholders of Grupo Finmart pursuant to contractual put obligations entered into as part of the original acquisition.
On August 31, 2015, we acquired an additional 18% of the outstanding ordinary shares of Grupo Finmart for $29.6 million, increasing our ownership percentage to 94%. These shares were acquired from the minority shareholders of Grupo Finmart pursuant to contractual put obligations entered into as part of the original acquisition. We accounted for this transaction as an equity transaction with no adjustments to purchase price accounting in accordance with FASB ASC 810.
The holders of the remaining 6% of the outstanding ordinary shares of Grupo Finmart have the right, exercisable once in fiscal 2016 and once in fiscal 2017, to require us to purchase their remaining shares at a purchase price based on an independent valuation of the business.
USA Pawn & Jewelry
On August 17, 2015, we completed the acquisition of 13 pawn stores in Oregon and Arizona doing business under the "USA Pawn" brand. The aggregate purchase price was $12.3 million in cash, inclusive of a $0.2 million reduction for imputed interest and all ancillary arrangements. Of the total purchase price, $3.0 million was paid at closing, $3.0 million was paid in December 2015, and $6.5 million will be paid in February 2016. The total deferred consideration is recorded in the consolidated balance sheets under “Other current liabilities.” We have concluded that this acquisition was immaterial to our overall consolidated financial results and, therefore, have omitted the information required by ASC 805-10-50-2(h).
TUYO
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
Following our acquisition of the remaining outstanding equity interest in TUYO, we account for TUYO as a wholly-owned subsidiary. We accounted for this transaction as an equity transaction with no adjustments to purchase price accounting in accordance with FASB ASC 810.
Cash Pawn
On February 19, 2015, we completed the acquisition of 12 pawn stores in Central Texas doing business under the "Cash Pawn" brand. The aggregate purchase price for the acquisition was $16.5 million, comprised of $5.0 million cash and 1,168,456 shares of our Class A Common Stock (the "Shares"), valued at $10.01 per share less a $0.2 million Holding Period Adjustment discussed below. The Shares were issued in an unregistered private placement transaction pursuant to Section 4(a)(2) of the Securities Act of 1933 to a small number of related individuals and entities (the "Sellers") who were either "accredited investors" or "sophisticated investors." We have evaluated and concluded that this acquisition was immaterial to our overall consolidated financial results and therefore we have omitted the information required by ASC 805-10-50-2(h).
On the first anniversary of the closing date, the Sellers have the right to require us to repurchase the Shares for an aggregate price of $11.8 million (the "Put Option"). The Sellers may terminate the Put Option, in whole or in part, at any time. The Sellers are required to hold the Shares for a period of six months following the termination of the Put Option or such later date when we are in compliance with Rule 144(c) (the "Holding Period"). If the trading price of the Class A Common Stock at the end of the Holding Period is less than $10.06 per share (the average closing sales price of the stock on The Nasdaq Stock Market for the five trading days immediately preceding the closing), then we will make an additional cash payment to the Sellers equal to the aggregate deficit, but such payment will not exceed $1.0 million. If the trading price of the Class A Common Stock at the end of the Holding Period is more than $10.06 per share, then we will receive from the Sellers (either in cash or by returning a portion of the Shares) an amount equal to 50% of the aggregate excess, but such payment will not exceed $1.0 million (the "Holding Period Adjustment"). As of September 30, 2015, the Sellers had not terminated the Put Option in whole or in part.
The Put Option is not accounted for separately from the Shares and does not require bifurcation. The Shares are accounted for as common stock, subject to possible redemption under FASB ASC 480 and are included in temporary equity in our consolidated balance sheet as of September 30, 2015. The Holding Period Adjustment is accounted for as a contingent consideration asset under FASB ASC 805, will be adjusted to fair value in subsequent reporting periods, and is recorded in our consolidated balance sheet at its estimated fair value under "Other assets, net" as of September 30, 2015. See Note 21 for additional information regarding the Holding Period Adjustment.

NOTE 4: EARNINGS PER SHARE
Components of basic and diluted (loss) earnings per share and excluded anti-dilutive potential common shares are as follows:

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in thousands, except per share amounts)
Net (loss) income from continuing operations attributable to EZCORP, Inc. (A)	$(59,133)	$3,394	$23,749
Loss from discontinued operations, net of tax (B)	(27,316)	(68,093)	(1,441)
Net (loss) income attributable to EZCORP (C)	$(86,449)	$(64,699)	$22,308

Weighted average outstanding shares of common stock (D)	54,369	54,148	53,657
Dilutive effect of stock options and restricted stock	—	144	80
Weighted average common stock and common stock equivalents (E)	54,369	54,292	53,737

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations (A / D)	$(1.09)	$0.05	$0.44
Discontinued operations (B / D)	(0.50)	(1.25)	(0.03)
Basic (loss) earnings per share (C / D)	$(1.59)	$(1.20)	$0.41

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations (A / E)	$(1.09)	$0.06	$0.44
Discontinued operations (B / E)	(0.50)	(1.25)	(0.03)
Diluted (loss) earnings per share (C / E)	$(1.59)	$(1.19)	$0.41

Potential common shares excluded from the calculation of diluted (loss) earnings per share:
Stock options and restricted stock	—	208	—
Warrants	14,317	14,317	—
Total potential common shares excluded	14,317	14,525	—
See Note 3 for discussion of common stock subject to possible redemption issued in conjunction with the acquisition of Cash Pawn.

NOTE 5: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of September 30, 2015, we owned 151,948,000 shares, or approximately 32%, of Cash Converters International Limited. Our total investment in Cash Converters International was acquired between November 2009 and December 2014 for approximately $80.9 million.
In fiscal 2015 our equity in Cash Converters International’s net loss was $5.5 million. In fiscal 2014 and 2013 our equity in Cash Converters International’s net income was $7.1 million and $11.0 million, respectively. Additionally, in fiscal 2015, 2014 and 2013 we recorded dividends from Cash Converters International of $4.8 million, $5.1 million and $5.1 million, respectively. Cash Converters International’s accumulated undistributed after-tax earnings included in our consolidated retained earnings were $8.9 million as of September 30, 2015.
Because Cash Converters International publicly files semi-annual financial reports with the Australian Securities & Investments Commission as of and for the periods ended June 30 and December 31, the latest Cash Converters International figures available are as of June 30, 2015. The following tables present summary financial information for Cash Converters International’s most recently reported results as of September 30, 2015 after translation to United States dollars:

	June 30
	2015	2014

	(in thousands)
Current assets	$186,472	$207,415
Non-current assets	151,287	178,764
Total assets	$337,759	$386,179

Current liabilities	$86,374	$95,242
Non-current liabilities	51,044	60,441
Shareholders’ equity:
Equity attributable to owners of the parent	$200,340	$233,788
Noncontrolling interest	1	(3,292)
Total liabilities and shareholders’ equity	$337,759	$386,179

	Fiscal Year Ended June 30,
	2015	2014	2013

	(in thousands)
Gross revenues	$313,748	$304,432	$280,059
Gross profit	197,873	195,325	183,368
(Loss) profit attributable to:
Owners of the company	$(17,980)	$22,206	$33,754
Noncontrolling interest	(169)	(2,809)	—
(Loss) profit for the year	$(18,149)	$19,397	$33,754
The fair value of Cash Converters International as of September 30, 2015 and 2014 was considered a Level 1 estimate within the fair value hierarchy of FASB ASC 820-10-50, and was calculated as (a) the quoted stock price on the Australian Stock Exchange as of September 30, 2015 and 2014 multiplied by (b) the number of shares we owned as of September 30, 2015 and 2014 multiplied by (c) the applicable foreign currency exchange rate as of September 30, 2015 and 2014. We included no control premium for owning a large percentage of outstanding shares.

The table below summarizes the carrying amount and fair value of Cash Converters International as of the dates indicated after translation to U.S. dollars:

	September 30,
	2015	2014

	(in thousands)
Cash Converters International:
Carrying amount	$56,182	$91,781
Fair value	56,182	128,956
As of September 30, 2015, the fair value of our investment in Cash Converters International was below the carrying value. Therefore, we considered the guidance in FASB ASC 320-10-S99-1 and FASB ASC 323-10-35 and determined that this investment was impaired, and that such impairment was other-than-temporary. In reaching this conclusion, we considered all available evidence, including that (i) Cash Converters International had been negatively impacted by current regulatory requirements in the United Kingdom during its fiscal 2015; (ii) Cash Converters International reached an agreement in June 2015 to pay $17.7 million toward settlement of a class-action lawsuit brought by its customers alleging that Cash Converters International charged excessive interest on short-term loans; (iii) Cash Converters International’s primary banking facility, Westpac Banking Corporation, informed Cash Converters International that it was ceasing to provide services to the company in August 2015, and as of September 30, 2015 Cash Converters International had yet to find an alternative funding source; (iv) Cash Converters International failed to declare its final year-end dividend; and (v) there has a been a prolonged drop in Cash Converters International’s stock price primarily as a result of the above aforementioned factors. As a result, we recognized an other-than-temporary impairment in Cash Converters International of $29.2 million ($18.8 million, net of taxes), which caused a difference between the amount at which the investment was carried and the amount of underlying equity in net assets of Cash Converters International. This impairment charge was recorded under “Impairment of investment” in the consolidated statements of operations.
Albemarle & Bond Holdings, PLC
Prior to its bankruptcy reorganization, Albemarle & Bond was primarily engaged in pawnbroking, retail jewelry sales, check cashing and lending in the United Kingdom. In fiscal 2014 we owned 16,644,640 ordinary shares of Albemarle & Bond, representing almost 30% of its total outstanding shares.
In fiscal 2014 our equity in Albemarle & Bond’s net loss was $1.2 million and we received no dividends.
In March 2014, Albemarle & Bond entered into bankruptcy reorganization in the United Kingdom, and on April 15, 2014 Albemarle & Bond announced that the majority of its business and assets had been sold. In fiscal 2014 and 2013 we recognized other than temporary impairments of $7.9 million ($5.4 million, net of taxes) and $42.5 million ($28.7 million, net of taxes), respectively, which brought our carrying value of this investment to zero and $9.4 million as of September 30, 2014 and 2013 respectively.
There was no carrying amount or fair value for Albemarle & Bond as of September 30, 2015 and 2014.

NOTE 6: PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows:

	September 30,
	2015			2014
	Carrying Amount	Accumulated Depreciation	Net Book Value	Carrying Amount	Accumulated Depreciation	Net Book Value

	(in thousands)
Land	$4	$—	$4	$4	$—	$4
Buildings and improvements	78,820	(48,385)	30,435	95,365	(45,893)	49,472
Furniture and equipment	96,314	(57,183)	39,131	101,206	(54,498)	46,708
Capital lease equipment	—	—	—	1,600	(756)	844
Software	34,849	(31,222)	3,627	36,194	(30,136)	6,058
Construction in progress	2,397	—	2,397	2,814	—	2,814
	$212,384	$(136,790)	$75,594	$237,183	$(131,283)	$105,900
During fiscal 2015, we recorded impairment charges of $4.3 million and $1.3 million related to long-lived assets of our U.S. Pawn and Mexico Pawn segment, respectively. These impairment charges were recorded under “Operations” expense in our consolidated statements of operations.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
The following table presents the balance of each major class of indefinite-lived intangible assets:

	September 30,
	2015	2014

	(in thousands)
Pawn licenses	$8,836	$8,836
Trade name	5,676	6,990
Domain name	—	13
	$14,512	$15,839
The following table presents the changes in the carrying value of goodwill, by segment in addition to discontinued operations, during the periods presented:

	U.S. Pawn	Mexico Pawn	Grupo Finmart	Other International	Discontinued Operations	Consolidated

	(in thousands)
Balances as of September 30, 2013	$228,629	$11,717	$98,492	$—	$94,462	$433,300
Goodwill impairment	—	—	—	—	(84,158)	(84,158)
Effect of foreign currency translation changes	—	(299)	(2,512)	—	246	(2,565)
Balances as of September 30, 2014	$228,629	$11,418	$95,980	$—	$10,550	$346,577
Acquisitions	15,701	—	—	—	—	15,701
Goodwill impairment	—	(1,703)	—	—	(10,550)	(12,253)
Effect of foreign currency translation changes	—	(2,399)	(20,166)	—	—	(22,565)
Balances as of September 30, 2015	$244,330	$7,316	$75,814	$—	$—	$327,460
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets:

	September 30,
	2015			2014
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Real estate finders’ fees	$1,643	$(733)	$910	$1,500	$(713)	$787
Non-compete agreements	3,908	(3,147)	761	3,823	(3,432)	391
Favorable lease	1,001	(569)	432	1,001	(484)	517
Franchise rights	—	—	—	1,432	(210)	1,222
Contractual relationship	13,579	(4,770)	8,809	17,640	(4,418)	13,222
Internally developed software	20,659	(4,959)	15,700	23,851	(5,092)	18,759
Deferred financing costs	16,614	(7,443)	9,171	19,236	(4,093)	15,143
Other	502	(363)	139	547	(341)	206
	$57,906	$(21,984)	$35,922	$69,030	$(18,783)	$50,247
On February 19, 2015, we completed the acquisition of 12 pawn stores in Central Texas doing business under the "Cash Pawn" brand and recorded $10.7 million in goodwill related to this acquisition. On August 17, 2015, we completed the acquisition of 13 pawn stores in Oregon and Arizona doing business under the "USA Pawn & Jewelry" brand and recorded $5.0 million in goodwill related to this acquisition. These acquisitions were made as part of our continuing strategy to enhance our earnings over the long-term. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include a greater presence in the Central Texas, Phoenix, Arizona and Oregon markets, as well as the ability to further leverage our expense structure through increased scale. Goodwill from these acquisitions was recorded in the U.S. Pawn segment. We expect substantially all of this goodwill will be deductible for tax purposes. See Note 3 for additional information regarding these acquisitions.
In accordance with FASB ASC 350-20-35, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently when there are events or circumstances that indicate that it is more likely than not that an impairment exists. During the three-month period ended June 30, 2015, we evaluated events and circumstances and concluded that there were indicators of impairment under ASC 350-20-35-3C, including a continued decline in the market price of our Class A Common Stock and proposals issued by the U.S. Consumer Financial Protection Bureau in March 2015, whose impact was subsequently evaluated by management. We performed a quantitative Step 1 analysis under ASC 350-20-35 and determined that the fair value of each of our reporting units exceeded the carrying value, with the exception of our USFS reporting unit. The fair values of each reporting unit were determined based upon a discounted cash flow approach in addition to information pertaining to the fair value of similar businesses (market approach). We further measured the impairment of goodwill associated with the USFS reporting unit under Step 2 and determined that $10.6 million, the entire amount of goodwill associated with the USFS reporting unit, should be written-off during the three-month period ended June 30, 2015. The impairment was recorded under "Loss from discontinued operations, net of tax" on the consolidated statements of operations. No other long-term assets were determined to be impaired as of June 30, 2015.
During the fourth quarter ended September 30, 2015, we performed our required annual impairment test for all reporting units utilizing the income approach. The income approach uses future cash flows and estimated terminal values (discounted using a market participant perspective) to determine the fair value of each intangible asset. We recorded an impairment of $1.7 million included in “Operations” expense in our consolidated statements of operations as of September 30, 2015, the entire amount of the goodwill associated with our TUYO reporting unit.
As of September 30, 2015, the calculated fair value of each of the reporting units in the U.S. Pawn, Mexico Pawn and Grupo Finmart segments exceeded their carrying values by approximately 15%, 60% and 30%, respectively. Future events such as a decline in collections on Grupo Finmart loans or other unforeseen events may lead to future impairments of goodwill.
In the fourth quarter of fiscal 2015, we recorded a $3.7 million impairment of internally developed software and other assets, included in corporate “Administrative” expenses under in our consolidated statements of operations.
In fiscal 2014, we recorded a $1.6 million impairment of internally developed software, included in corporate “Administrative” expenses under in our consolidated statements of operations.

The amortization of most definite-lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to operations expense (rent expense) over the related lease terms. The deferred financing costs are amortized to interest expense over the life of the related debt instruments.
The following table presents the amount and classification of amortization recognized as expense in each of the periods presented:

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in thousands)
Amortization expense in continuing operations	$5,690	$5,317	$3,402
Amortization expense in discontinued operations	583	1,976	1,859
Operations expense	103	111	108
Interest expense	4,150	5,137	3,208
	$10,526	$12,541	$8,577
The following table presents our estimate of future amortization expense for definite-lived intangible assets:

Fiscal Year Ended September 30,	Amortization expense	Operations expense	Interest expense

	(in thousands)
2016	$7,052	$106	$2,985
2017	5,809	106	2,391
2018	5,328	106	2,320
2020	2,820	78	1,472
2021	2,348	72	3
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE 8: ACCOUNTS PAYABLE AND OTHER ACCRUED EXPENSES
Accounts payable and other accrued expenses consisted of the following:

	September 30,
	2015	2014

	(in thousands)
Trade accounts payable	$40,439	$30,288
Accrued payroll	10,955	14,260
Bonus accrual	6,823	6,300
Other payroll related expenses	3,569	4,137
Accrued interest	3,654	3,337
Accrued rent and property taxes	11,491	14,064
Accrual for expected losses on credit service letters of credit	880	4,708
Collected funds payable to unaffiliated lenders under credit service programs	40	1,026
Deferred revenues	3,888	7,038
Other accrued expenses	14,648	9,835
Restructuring reserve	11,484	—
	$107,871	$94,993
Other current liabilities consisted of the following

	September 30,
	2015	2014

	(in thousands)
Deferred consideration payable	$15,384	$8,595
	$15,384	$8,595

NOTE 9: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The following table presents our long-term debt instruments and balances under capital lease obligations outstanding as of September 30, 2015 and 2014:

	September 30, 2015		September 30, 2014
	Carrying Amount	Debt Discount	Carrying Amount	Debt (Discount) Premium

	(in thousands)
Recourse to EZCORP:
2.125% Cash convertible senior notes due 2019	$193,932	$(36,068)	$185,693	$(44,307)
Cash convertible senior notes due 2019 embedded derivative	10,505	—	36,994	—
Capital lease obligations	—	—	418	—
Non-recourse to EZCORP:
Secured foreign currency debt up to $4 million due 2014*	—	—	63	3
Secured foreign currency debt up to $9 million due 2014*	—	—	86	—
Secured foreign currency debt up to $15 million due 2016*	1,142	—	4,796	—
Secured foreign currency debt up to $18 million due 2017*	17,567	—	22,240	—
Consumer loans facility due 2019	42,689	—	54,045	—
10% unsecured notes due 2014	—	—	1,158	—
8.5% unsecured notes due 2015	12,372	—	29,875	—
10% unsecured notes due 2015	1,500	—	943	—
11% unsecured notes due 2015	3,868	—	4,897	—
17% secured notes due 2015 consolidated from VIEs	—	—	3,207	—
10% unsecured notes due 2016	1,885	—	118	—
12% secured notes due 2016	2,928	—	3,881	174
13% unsecured notes due 2016	1,171	—	—	—
15% unsecured notes due 2016	233	—	—	—
15% secured notes due 2016 consolidated from VIEs	5,397	—	9,638	—
11% secured notes due 2017 consolidated from VIEs	56,113	—	28,572	—
14.5% secured notes due 2017 consolidated from VIEs	11,754	—	19,645	—
12.4% secured notes due 2020	17,626	—	22,314	—
Total	380,682	(36,068)	428,583	(44,130)
Less current portion	74,345	—	36,529	177
Total long-term debt and capital lease obligations	$306,337	$(36,068)	$392,054	$(44,307)
* Maximum amounts of debt are translated from Mexican pesos to United States dollars as of September 30, 2015.
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
2.125% Cash Convertible Senior Notes Due 2019
In June 2014 (“Original Issuance Date”), we issued $200 million aggregate principal amount of 2.125% Cash Convertible Senior Notes due 2019 (the “Cash Convertible Notes”). We granted the initial purchasers the option to purchase up to an additional $30 million aggregate principal amount of Cash Convertible Notes. That option was exercised in full on June 27, 2014, and we issued an additional $30 million principal amount of Cash Convertible Notes on July 2, 2014. All of the Cash

Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The Cash Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The Cash Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year, commencing December 15, 2014, and will mature on June 15, 2019 (the "Maturity Date").
Prior to December 15, 2018, the Cash Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. At maturity, the holders of the Cash Convertible Notes will be entitled to receive cash equal to the principal amount of the Cash Convertible Notes plus unpaid accrued interest.
The Cash Convertible Notes are unsubordinated unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the Cash Convertible Notes, equal in right of payment with all of our other unsecured unsubordinated indebtedness, and effectively junior to all debt or other obligations (including trade payables) of our wholly-owned subsidiaries. The Indenture governing the Cash Convertible Notes does not contain any financial covenants.
We incurred transaction costs of approximately $8.8 million (including adjustments to the originally estimated amount of $9.9 million) related to the issuance of the Cash Convertible Notes, which we recorded as deferred financing costs and are included in “Intangible assets, net” in our consolidated balance sheets. Deferred financing costs are being amortized to interest expense using the effective interest method over the expected term of the Cash Convertible Notes.
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
Convertible Notes Embedded Derivative
We account for the cash conversion feature of the Cash Convertible Notes as a separate derivative instrument (the “Convertible Notes Embedded Derivative”), which had a fair value of $46.5 million on the Original Issuance Date that was recognized as the original issue discount of the Cash Convertible Notes. This original issue discount is amortized to interest expense over the term of the Cash Convertible Notes using the effective interest method. As of September 30, 2015, the Convertible Notes Embedded Derivative is recorded as a non-current liability under “Long-term debt, less current maturities” in our consolidated balance sheets, and will be marked to market in subsequent reporting periods. The classification of the Convertible Notes Embedded Derivative liability as current or non-current on the consolidated balance sheets corresponds with the classification of the net balance of the Cash Convertible Notes as discussed below.
The Cash Convertible Notes are convertible into cash, subject to satisfaction of certain conditions and during the periods described below, based on an initial “Conversion Rate” of 62.2471 shares of Class A Common Stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial “Conversion Price” of approximately $16.065 per share of our Class A Common Stock). Upon conversion of a note, we will pay cash based on a daily conversion value calculated on a proportionate basis for each trading day in the applicable 80 trading day observation period as described in the Indenture. The conversion rate will not be adjusted for any accrued and unpaid interest.
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

If a holder elects to convert its Cash Convertible Notes in connection with certain make-whole fundamental changes, as that term is defined in the Indenture, that occur prior to the Maturity Date, we will, in certain circumstances, increase the conversion rate for Cash Convertible Notes converted in connection with such make-whole fundamental changes by a specified number of shares of Class A Common Stock. In addition, the conversion rate is subject to customary anti-dilution adjustments (for example, certain dividend distributions or tender or exchange offer of our Class A Common Stock).
Upon the occurrence of a fundamental change, as defined in the Indenture, holders may require us to repurchase for cash all or any portion of the then outstanding Cash Convertible Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.
Impact of Early Conversion Conditions on Financial Statements
As of September 30, 2015, the Cash Convertible Notes were not convertible because the Early Conversion Conditions described above have not been met. Accordingly, the net balance of the Cash Convertible Notes was classified as a non-current liability in our consolidated balance sheets as of September 30, 2015. The classification of the Cash Convertible Notes as current or non-current in the consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether one of the Early Conversion Conditions has been met.
If one of the Early Conversion Conditions is met in any future fiscal quarter, we will classify our net liability under the Cash Convertible Notes as a current liability in the consolidated balance sheets as of the end of that fiscal quarter. If none of the Early Conversion Conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the Maturity Date, we will classify our net liability under the Cash Convertible Notes as a non-current liability in the consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their Cash Convertible Notes prior to maturity, any unamortized discount and transaction costs will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2015, we would have recorded an expense associated with the conversion, comprised of $36.1 million of unamortized debt discount and $6.6 million of unamortized debt issuance costs. As of September 30, 2015, none of the note holders had elected to convert their Cash Convertible Notes.
Convertible Notes Hedges
In connection with the issuance of the Cash Convertible Notes, we purchased cash-settled call options (the “Convertible Notes Hedges”) in privately negotiated transactions with certain of the initial purchasers or their affiliates (in this capacity, the “option counterparties”). The Convertible Notes Hedges provide us with the option to acquire, on a net settlement basis, approximately 14.3 million shares of our Class A Common Stock at a strike price of $16.065, which is equal to the number of shares of our Class A Common Stock that notionally underlie the Cash Convertible Notes and corresponds to the Conversion Price of the Cash Convertible Notes. The Convertible Notes Hedges have an expiration date that is the same as the Maturity Date of the Cash Convertible Notes, subject to earlier exercise. The Convertible Notes Hedges have customary anti-dilution provisions similar to the Cash Convertible Notes. If we exercise the Convertible Notes Hedges, the aggregate amount of cash we will receive from the option counterparties to the Convertible Notes Hedges will cover the aggregate amount of cash that we would be required to pay to the holders of the converted Cash Convertible Notes, less the principal amount thereof. As of September 30, 2015, we have not purchased any shares under the Convertible Notes Hedges.
The aggregate cost of the Convertible Notes Hedges was $46.5 million (or $21.3 million net of the total proceeds from the Warrants sold, as discussed below). The Convertible Notes Hedges are accounted for as a derivative asset and are recorded on the consolidated balance sheets at their estimated fair value in “Other assets, net.” The Convertible Notes Embedded Derivative liability and the Convertible Notes Hedges asset will be adjusted to fair value each reporting period and unrealized gains and losses will be reflected in the consolidated statements of operations. The Convertible Notes Embedded Derivative and the Convertible Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments are expected to offset and not have a net impact on the consolidated statements of operations.
The classification of the Convertible Notes Hedges asset as current or long-term on the consolidated balance sheet corresponds with the classification of the Cash Convertible Notes, which is evaluated at each balance sheet date and may change from time to time depending on whether one of the Early Conversion Conditions has been met.
Convertible Notes Warrants
In connection with the issuance of the Cash Convertible Notes, we also sold net-share-settled warrants (the “Warrants”) in privately negotiated transactions with the option counterparties for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share, for total proceeds of $25.1 million, net of issuance costs, which was recorded as an increase in stockholders' equity. The Warrants have customary anti-dilution provisions similar to the Cash Convertible Notes. As a result of the Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter. The Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the Warrants, we will issue shares of Class A Common Stock to the purchasers of the Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement. As of September 30, 2015, there were 14.3 million warrants outstanding.
Cash Convertible Notes Interest Expense
Total interest expense pertaining to the Cash Convertible Notes for fiscal 2015 and 2014 was $14.1 million and $3.5 million, respectively, comprised of contractual interest expense and debt discount amortization of $4.9 million and $9.2 million, respectively for fiscal 2015 and $1.4 million and $2.1 million, respectively for fiscal 2014. The effective interest rate for the fiscal years ended September 30, 2015 and 2014 was approximately 7%.
As of September 30, 2015, the remaining unamortized issuance discount will be amortized over the next four years assuming no early conversion.
Non-Recourse Debt to EZCORP, Inc.
Non-recourse debt amounts in the table above represent Grupo Finmart’s third-party debt including secured notes consolidated from VIEs. Amounts due are in Mexican pesos and are translated each reporting period.
Secured Foreign Currency Debt, Secured Notes not Consolidated from VIEs and Unsecured Notes
Foreign currency debt and secured notes (not including secured notes consolidated from VIEs, which are discussed below) are guaranteed by Grupo Finmart's loan portfolio or collateralized cash at Grupo Finmart’s option. As of September 30, 2015 and 2014, Grupo Finmart’s secured foreign currency debt and notes, excluding secured notes consolidated from VIEs, were guaranteed by consumer loans totaling $37.5 million and $13.9 million, respectively, included in “Consumer loans, net” and “Non-current consumer loans, net” in our consolidated balance sheets, and collateralized cash totaling $2.3 million and $37.7 million, respectively, included in “Restricted cash” and “Restricted cash, non-current” in our consolidated balance sheets.
Interest on secured foreign currency debt due 2016 is charged at the Mexican Interbank Equilibrium (“TIIE”) plus a margin of 4.9%, or a total of 8.2% as of September 30, 2015 and requires monthly payments of $0.1 million with the remaining principal due at maturity. The secured foreign currency debt due in 2017 has a 14.5% fixed interest rate and requires monthly payments of $1.5 million, beginning May 2016, with the remaining principal due at maturity.
The 12.4% secured notes due 2020 require monthly payments of $1.0 million beginning December 2018, with the remaining principal due at maturity.
All unsecured notes are collateralized with Grupo Finmart’s assets. The 10% unsecured notes due 2015, 11% unsecured notes due 2015, 10% unsecured notes due 2016, 12% secured notes due 2016, 13% unsecured notes due 2016 and 15% unsecured notes due 2016 are due in full at maturity.
On May 15, 2013, Grupo Finmart issued and sold $30.0 million of 9% Global Registered Notes due November 16, 2015. Notes with an aggregate principal amount of $14.0 million were purchased by EZCORP and, therefore, eliminated in consolidation in prior periods. In December 2014, Grupo Finmart repaid $17.5 million of these outstanding notes. The entire remaining principal balance of the 8.5% unsecured notes due 2015 is due at maturity. See Note 22 for a discussion of associated derivatives.
Consumer Loans Facility Due 2019
On February 17, 2014, Grupo Finmart entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. Portions of the cash received from this borrowing was primarily used to repay the previous securitization borrowing facility due 2017 and the transaction costs associated with this transaction. The remaining cash proceeds are restricted primarily for collection rights on eligible loans from Grupo Finmart, and $2.1 million of interest and trust maintenance costs to be recovered at repayment. The restricted cash proceeds are recourse to Grupo Finmart unless additional eligible loans are delivered within the two year period specified in the agreement. The borrowing facility has a two year lending period and matures on March 19, 2019. Upon the termination of the lending period, Grupo has an option to start prepaying the principle early from the collection received by the trust. Grupo Finmart will continue to service the underlying loans in the trust.

Deferred financing costs related to the Consumer Loans Facility Due 2019 totaling approximately $1.8 million are included in “Intangible assets, net” on our consolidated balance sheets and are being amortized to interest expense over the term of the agreement. Interest is charged at TIIE plus a 2.5% margin, or a total of 5.8% as of September 30, 2015.

Grupo Finmart is the primary beneficiary of the securitization trust because Grupo Finmart has the power to direct the most significant activities of the trust through its role as servicer of all the receivables held by the trust and through its obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we consolidate the trust. See “Assets and Liabilities of Grupo Finmart Securitization Trust” included in our consolidated balance sheets.
Secured Notes Consolidated from VIEs
During the year ended September 30, 2014, Grupo Finmart entered into three separate agreements with third party investors and variable interest entities (“VIEs”) to securitize selected loans providing asset backed financing for operations. The VIEs issued promissory notes to the third party first beneficiaries of the VIEs. The VIEs are referred to as VIE C, VIE B and VIE A. The debt described below is collateralized by all of the assets of the VIEs as presented in our consolidated balance sheets. See Note 24.
The secured notes consolidated from VIEs contain certain prepayment clauses. Where the collections on consumer loans held by the VIEs are greater than anticipated in future reporting periods, we expect an accelerated repayment of the secured notes. See “Assets and Liabilities of Consolidated Variable Interest Entities” included in our consolidated balance sheets.
In October 2013, VIE C issued $9.3 million of 17% Notes due May 2015 and $10.0 million of 15% Notes due October 2016 to the first beneficiary of VIE C. The debt was collateralized with the principal and interest collected from loan portfolios of VIE C. The 17% Notes due May 2015 and the 15% Notes due October 2016 require monthly payments of approximately $0.4 million and $0.3 million, each, comprised of interest and principal.
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
In June 2014, VIE A issued $21.8 million of 14.5% Notes due October 2017 to the first beneficiary of VIE A. The debt was collateralized with the principal and interest collected from loan portfolios of VIE A. The 14.5% Notes due October 2017 require monthly payments of approximately $0.2 million, comprised of interest and principal.
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
NOTE 10: COMMON STOCK AND STOCK COMPENSATION
Common Stock
The following table presents information on shares of our Class A Common Stock issued as acquisition consideration. Fiscal 2013 shares were registered on a “shelf" Registration Statement on Form S-4 that was declared effective in January 2011, and fiscal 2015 shares were issued through an unregistered private placement transaction pursuant to Section 4(a)(2) of the Securities Act of 1933 to a small number of related individuals and entities who were either “accredited investors" or “sophisticated investors.”

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in thousands)
Shares issued due to acquisitions	1,168	—	1,965
Shares issued due to purchase of subsidiary shares from noncontrolling interest	—	—	592

Stock Compensation
During fiscal 2015, we granted awards to employees based upon underlying shares that were not issued, and therefore we accounted for these as phantom share-based awards under FASB ASC 718-30. These awards were classified as a current liability and recorded at their fair value of $3.9 million in “Accounts payable and other accrued expenses” on our consolidated balance sheets for unvested share-based payment awards as of September 30, 2015.
Our net income includes the following compensation costs related to our stock compensation arrangements:

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in thousands)
Gross compensation costs:
Phantom stock	$3,932	$—	$—
Restricted stock	(1,558)	6,845	7,128
Total gross compensation costs	2,374	6,845	7,128

Income tax benefits:
Restricted stock	—	(3,576)	(2,460)
Total income tax benefits	—	(3,576)	(2,460)
Net compensation expense	$2,374	$3,269	$4,668
Our non-employee directors are eligible for grants of restricted stock awards and non-qualified stock options. All options and restricted stock relate to our Class A Common Stock. No options have been granted to non-employee directors since fiscal 2007. The restricted stock awards that have been granted to non-employee directors in fiscal 2015, 2014 and 2013 vest over two years from the date of grant (50% on or about the first anniversary of the date of grant and 50% on or about the second anniversary). Restricted stock awards, non-qualified options and incentive stock options have been granted to our officers and employees under our 1998, 2003, 2006 and 2010 Incentive Plans. A portion of the restricted stock awards granted in fiscal 2015, 2014 and 2013 contain both performance and time-based vesting provisions and generally vest over three years. Additionally, there are fiscal 2015 awards, accounted for as phantom share-based awards, that are market-conditioned in which a certain number of shares vest in specified amounts if the per-share trading price of our Class A Common Stock achieves specified levels ranging from $15 to $80 within six years. These market conditioned shares are also subject to a transfer restriction until the end of the vesting period. The derived service period on these shares is between 1.1 and 4 years and varies by tranche.
On May 1, 2010 our Board of Directors approved the adoption of the EZCORP, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan permits grants of options, restricted stock awards and stock appreciation rights covering up to 1,575,750 shares of our Class A Common Stock plus any shares that become available for issuance under either the 2010 Plan or prior plans as a result of forfeitures or cancellations of awards without delivery of shares or as a result of withholding shares to satisfy tax withholding obligations. In February and March 2015, the Board of Directors and the voting stockholder approved the addition of 643,673 shares and 1,081,200 shares, respectively, to the 2010 Plan. The 1,081,200 shares have not yet been registered in a Form S-8, however, and will not be available to be issued in satisfaction of approved awards until so registered.
Generally, newly issued shares are used to satisfy stock option exercises and restricted stock awards. We measure the fair value of restricted stock awards and phantom share-based awards as of the grant date and record compensation expense ratably over the vesting period based on the closing market price of the Class A Common Stock as of the grant date for time-based and performance-based awards. We utilize Monte Carlo simulation models to estimate the fair value of certain stock price-based awards.
The fair value of fiscal 2015 phantom share-based awards that were estimated using the Monte Carlo simulation model incorporated the closing share price of our Class A Common Stock on the date of grant (considered, for this purpose, to be

October 1, 2014), as well as the following assumptions, which we consider to be Level 3 inputs under the fair value hierarchy:

Expected volatility of EZCORP, Inc. Class A Common Stock	49.7%
Risk-free interest rate	1.9%
Expected term in years	6
Cost of equity	11.5%
Dividend yield	—
The following is a summary of restricted stock award activity, excluding the 1,863,550 shares being accounted for as phantom stock as of September 30, 2015, for the fiscal year ended September 30, 2015:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2014	685,551	$19.82
Granted	94,000	10.34
Released (a)	(132,412)	14.03
Forfeited	(63,978)	20.79
Outstanding as of September 30, 2015	583,161	$18.94

(a)	Approximately 22,009 shares were withheld to satisfy related federal income tax withholding.

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in millions except per share amounts)
Weighted average grant-date fair value per share granted (a)	$10.34	$14.58	$20.43
Total grant date fair value of shares vested	$1.8	$7.6	$10.7

(a)	2015 shares granted exclude phantom share-based awards. Including these shares, weighted average grant-date fair value was $5.69 per share.
In the first quarter of fiscal 2015, we determined the performance targets required for performance based awards to vest (which were based on EBITDA growth) were improbable of being achieved, and therefore we reversed all expense previously recognized in prior periods in the quarter ended December 31, 2014. In the first quarter of fiscal 2016, the Compensation Committee of the Board of Directors approved certain adjustments to the calculation of EBITDA for purposes of measuring year-over-year EBITDA growth. With these adjustments, the fiscal 2015 performance target was probable of being achieved. This triggered a type III modification, as defined under FASB ASC 718, creating a change from an improbable to probable vesting condition. This required that we calculate a new fair value as of the date of the modification (considered to be September 30, 2015) and catch up expense for all probable performance based awards as of September 30, 2015 at the new fair-value. The expense recorded to true-up these awards was $1.5 million.
As of September 30, 2015, the unamortized fair value of restricted stock awards and phantom share-based awards to be amortized over their remaining vesting periods was approximately $11.6 million and the fair value of all options had been fully amortized to expense. The weighted-average period over which these costs will be amortized is four years.

The following is a summary of option activity:

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in millions except share amounts)
Shares issued due to stock option exercises	—	100	18,000
Proceeds due to stock option exercises	$—	$—	$0.05
Tax benefit from stock option exercises	$—	$—	$—
Intrinsic value of stock options exercised	$—	$—	$0.28
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
In June 2014, in connection with the issuance of the Cash Convertible Notes discussed in Note 9, we repurchased 1.0 million shares of outstanding Class A Common Stock in privately negotiated transactions for an aggregate purchase price of $11.9 million. We recognized the total amount of the repurchased shares in “Treasury Stock” on our consolidated balance sheets. In July 2014, we retired all 1.0 million of the previously repurchased shares.
NOTE 11: TEMPORARY EQUITY
The following table provides a summary of the activity in our temporary equity balances:

	Common Stock, Subject to Possible Redemption	Redeemable Noncontrolling Interest	Total Temporary Equity

	(in thousands)
Balances as of September 30, 2013	$—	$47,297	$47,297
Sale of additional shares to parent	—	(15,496)	(15,496)
Net loss attributable to redeemable noncontrolling interest	—	(7,387)	(7,387)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	—	(1,460)	(1,460)
Effective portion of cash flow hedge	—	(154)	(154)
Balances as of September 30, 2014	$—	$22,800	$22,800
Issuance of common stock, subject to possible redemption	11,696	—	11,696
Sale of additional shares to parent	—	(9,267)	(9,267)
Net loss attributable to redeemable noncontrolling interest	—	(5,015)	(5,015)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	—	(5,312)	(5,312)
Effective portion of cash flow hedge	—	29	29
Balances as of September 30, 2015	$11,696	$3,235	$14,931
See Note 3 for discussion of common stock subject to possible redemption issued in conjunction with an acquisition and redeemable noncontrolling interest comprised of the minority interest of Grupo Finmart and TUYO.

NOTE 12: INCOME TAXES
The following table presents the significant components of the income tax provision from continuing operations:

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in thousands)
Current:
Federal	$(6,149)	$10,060	$23,437
State and foreign	2,000	(11,132)	593
	(4,149)	(1,072)	24,030
Deferred:
Federal	(5,643)	(1,220)	(17,689)
State and foreign	(16,903)	(4,954)	2,756
	(22,546)	(6,174)	(14,933)
Total income tax (benefit) expense	$(26,695)	$(7,246)	$9,097
The following table presents a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes attributable to continuing operations:

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in thousands)
Income taxes (benefit) at the federal statutory rate	$(31,798)	$(3,933)	$11,071
Non-deductible expense related to incentive stock options	13	—	—
State income tax, net of federal benefit	(701)	(1,543)	271
Change in valuation allowance	6,055	481	680
Federal tax credits	(4,567)	(124)	(314)
Foreign tax credit and valuation allowance	(3,440)	(2,174)	(3,263)
Tax basis balance sheet adjustment	4,488	—	—
Effect of permanently reinvesting foreign earnings	880	(445)	86
Other	2,375	492	566
Total income tax (benefit) expense	$(26,695)	$(7,246)	$9,097
Effective tax rate	29%	64%	29%
The amount of income tax allocated to discontinued operations was a benefit of $9.5 million and $7.3 million during fiscal 2015 and 2014, respectively, and an expense of $10.4 million during fiscal 2013.

The following table shows significant components of our deferred tax assets and liabilities:

	September 30,
	2015	2014

	(in thousands)
Deferred tax assets:
Albemarle & Bond loss carryforward	$—	$4,067
Cash Converters International impairment	10,438	—
Tax over book inventory	11,402	15,599
Accrued liabilities	31,034	16,536
Pawn service charges receivable	—	3,450
Book over tax depreciation	4,988	—
Book over tax amortization	—	1,066
Prepaid expenses	2,316	—
Stock compensation	431	—
Foreign tax credit	4,567	—
Foreign income and dividends	9,767	—
State and foreign net operating loss carry-forwards	14,904	198
Total deferred tax assets	89,847	40,916
Deferred tax liabilities:
Tax over book amortization	14,507	—
Foreign income and dividends	—	476
Tax over book depreciation	—	8,299
Stock compensation	—	875
Prepaid expenses	—	1,388
Total deferred tax liabilities	14,507	11,038
Net deferred tax asset	75,340	29,878
Valuation allowance	(6,219)	(164)
Net deferred tax asset	$69,121	$29,714
Deferred taxes are not provided for temporary differences of approximately $15.9 million representing losses of non-United States subsidiaries intended to be permanently reinvested outside the United States. We estimate that, upon distribution of our share of these earnings, we would be subject to United States income taxes of approximately $0.9 million as of September 30, 2015. We provided deferred income taxes on all undistributed earnings from Cash Converters International. Any taxes paid to foreign governments on these earnings may be used in whole or in part as credits against the United States tax on any dividends distributed from such earnings.
A full valuation allowance was recognized on the net operating loss carryforward of one of our Canadian operations as it is more likely than not that the deferred tax asset will not be realized based on the weight of available evidence. This net operating loss carryforward totaling $20.7 million will expire during the years 2030 to 2036.
No valuation allowance was recognized on the net operating loss carryforward totaling $28.9 million of one of our Mexican operations as it is more likely than not that the loss will be fully utilized based on the weight of available evidence. This net operating loss carryforward will expire in 2025.
Additionally, we have a $4.6 million foreign tax credit that will expire in 2025 that we expect is more likely than not to be fully utilized based on the weight of available evidence
We recognize interest and penalties related to unrecognized tax benefits as “Income tax expense” in our consolidated statements of operations, which were nominal during fiscal 2015, 2014 and 2013.
We are subject to United States, Mexico, United Kingdom and Canada income taxes as well as income taxes levied by various state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2010. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations.
NOTE 13: RELATED PARTY TRANSACTIONS
Participation in Grupo Finmart Financing by Santiago Creel Miranda
In August 2015, Grupo Finmart completed a $3.5 million financing with a group of investors. The proceeds of this financing were used for general working capital purposes. As part of the financing, Grupo Finmart entered into a separate loan agreement with each investor pursuant to which the investor loaned a specified amount. The terms of each loan agreement call for an interest at a rate of 10% to 15% per annum. The loans can be prepaid at any time. Santiago Creel Miranda (a member of our Board of Directors) was a participant in this financing and loaned Grupo Finmart approximately $250,000 for one year at an interest rate of 15% per annum. This loan was paid off in December 2015 and is no longer outstanding. Through the final payoff, Grupo Finmart paid Mr. Creel a total of approximately $14,000 in interest on the loan.
Agreements with Madison Park
For fiscal 2014 and 2013, we entered into one-year advisory services agreements with Madison Park, LLC, a business and financial advisory firm wholly owned by Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Common Stock, pursuant to which, Madison Park provided advisory services related to our business and long-term strategic plan. Pursuant to the agreements, the annual fee for the services, recorded in “Administrative” expense in our consolidated statements of operations, was $7.2 million in fiscal 2014 and $7.2 million in fiscal 2013. There were no accrued fees recorded in our consolidated balance sheets as of September 30, 2015 and 2014. The entire amount pertaining to fiscal 2014 was not recorded in our consolidated statements of operations due to the termination of the agreement discussed below.
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
Agreements with LPG Limited
For fiscal 2014 and 2013, we entered into one-year consulting agreements with LPG Limited (HK) (“LPG Limited”), a business and financial advisory firm wholly-owned by Lachlan P. Given, who is currently Executive Chairman and a director. Under the agreements, LPG Limited provided a variety of consulting and advisory services to the Company, and we paid LPG Limited total fees of $259,000 in fiscal 2014 (prior to the termination of the agreement in June 2014) and $480,000 in fiscal 2013. These agreements were entered into, and the fiscal 2014 agreement was terminated, prior to Mr. Given’s appointment to our Board of Directors in July 2014.

NOTE 14: LEASES
We lease and sublease various facilities, pawn locations, payroll withholding services locations and certain equipment under operating and capital leases. Future minimum rentals due under non-cancelable leases and annual future minimum rentals expected under subleases are as follows:

	September 30, 2015
Fiscal Year Ended September 30,	Operating Lease Payments	Sublease Revenue

	(in thousands)
2016	$52,715	$918
2017	45,503	852
2018	36,685	783
2019	28,942	715
2020	22,932	736
Thereafter	88,970	3,172
	$275,747	$7,176
After an initial lease term of generally three to 10 years, our real property lease agreements typically allow renewals in three to five-year increments. Our lease agreements generally include rent escalations throughout the initial lease term. Rent escalations are included in the above numbers. For financial reporting purposes, the aggregate rentals over the lease term, including lease renewal options that are reasonably assured, are expensed on a straight-line basis.

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in thousands)
Gross rent expense from continuing operations	$59,784	$59,565	$54,731
Sublease rent revenue from continuing operations	(479)	(263)	(217)
Net rent expense from continuing operations	$59,305	$59,302	$54,514
In December 2014, we entered into a non-cancelable 13-year operating lease for our corporate offices, with rent payments beginning February 2016 and ending March 2029. Annual rent escalates from $3.0 million at lease inception to $4.6 million in the terminal year of the lease. The lease includes two five-year extension options at the end of the initial lease term. The estimated minimum future rental payments under the lease are approximately $57.1 million. We intend to initiate subleases for a portion of our corporate operating office lease; however no such sublease revenue is included in our future minimum rentals expected under non-cancelable subleases above.
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
NOTE 15: EMPLOYMENT AGREEMENTS
Paul E. Rothamel, our former President and Chief Executive Officer, had an employment agreement that provided for certain benefits (principally, a payment equal to one year of then-current base salary plus, in some cases, the prorated annual incentive bonus at target amount) if Mr. Rothamel’s employment was terminated under certain circumstances. This employment agreement was terminated on July 18, 2014, and in November 2015 we paid Mr. Rothamel approximately $2.6 million (representing one year of base salary and the prorated annual incentive bonus at target amount for fiscal 2014). This amount was previously charged to expense in the fourth quarter of fiscal 2014.
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

We provide the following severance benefits to our executive officers:

•
Each of our executive officers will receive salary continuation for one year if his or her employment is terminated without cause. In addition, the severance arrangement for Jodie E. B. Maccarrone, an executive officer, includes (a) an amount equal to prorated annual incentive bonus at target, (b) continuation of healthcare benefits for one year and(c) accelerated vesting of outstanding restricted stock, restricted stock units and SERP contributions awarded prior to July 29, 2015; provided, however, that such enhanced benefits are payable only if Ms. Maccarrone’s employment is terminated by the Company without cause prior to August 1, 2017.

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
The following table presents matching contribution information for our 401(k) Plan:

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in thousands)
Matching contributions to EZCORP Inc. 401(k) Plan and Trust	$547	$570	$557
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
The following table provides contribution and amortized expense amounts related to the Supplemental Executive Retirement Plan:

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in thousands)
Contributions to the Supplemental Executive Retirement Plan	$356	$499	$1,069
Amortized expense due to Supplemental Executive Retirement Plan	405	484	976

NOTE 17: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, included those discussed below. We cannot give any assurance as to the ultimate outcome of any of these matters. Except as noted below, we have not recorded a liability for any of these matters as of September 30, 2015 because we do not believe at this time that any loss is probable or that the amount of any loss can be reasonably estimated. The following is a description of significant proceedings.
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
Each of the remaining defendants have filed motions to dismiss, and a hearing on those motions was held before the Court on September 8, 2015. On October 6, 2015, the Court requested the parties to submit supplemental briefing addressing the applicability of a recent Delaware Supreme Court decision, and the parties did so on October 27, 2015. The parties are awaiting the Court's ruling on the motions to dismiss.
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
Federal securities litigation (SDNY) — On August 22, 2014, Jason Close, a purported holder of Class A Non-voting Common Stock, for himself and on behalf of other similarly situated holders of Class A Non-voting Common Stock, filed a lawsuit in the United States District Court for the Southern District of New York styled Close v. EZCORP, Inc., et al. (Case No. 1:14-cv-06834-ALC). The complaint names as defendants EZCORP, Inc., Paul E. Rothamel (our former chief executive officer) and Mark Kuchenrither (our former chief financial officer and former chief operating officer) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. In general, the complaint alleges that the implementation of certain strategic and growth initiatives were less successful than represented by the defendants, that certain of the Company’s business units and investments were not performing as well as represented by the defendants and that, as a result, the defendants’ disclosures and statements about the Company’s business and operations were materially false and misleading at all relevant times.
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
Federal Securities Litigation (WDT) — On July 20, 2015, Wu Winfred Huang, a purported holder of Class A Non-voting Common Stock, for himself and on behalf of other similarly situated holders of Class A Non-voting Common Stock, filed a lawsuit in the United States District Court for the Western District of Texas styled Huang v. EZCORP, Inc., et al. (Case No. 1:15-cv-00608-SS). The complaint names as defendants EZCORP, Inc., Stuart I. Grimshaw (our chief executive officer) and Mark E. Kuchenrither (our former chief financial officer) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The complaint relates to the Company’s announcement on July 17, 2015 that it will restate the financial statements for fiscal 2014 and the first quarter of fiscal 2015, and alleges generally that the Company issued materially false or misleading statements concerning the Company, its finances, business operations and prospects and that the Company misrepresented the financial performance of the Grupo Finmart business.
On August 14, 2015, a substantially identical lawsuit, styled Rooney v. EZCORP, Inc., et al. (Case No. 1:15-cv-00700-SS) was also filed in the United States District Court for the Western District of Texas. On September 28, 2015, the plaintiffs in these 2 lawsuits filed an agreed stipulation to be appointed co-lead plaintiffs and agreed that their two actions should be consolidated. On November 3, 2015, the Court entered an order consolidating the two actions under the caption In re EZCORP, Inc. Securities Litigation (Master File No. 1:15-cv-00608-SS), and appointed the two plaintiffs as co-lead plaintiffs, with their respective counsel appointed as co-lead counsel. Under the Court’s current scheduling order, the plaintiffs have until early January 2016 to file an amended complaint, after which the defendants will have 45 days to file a motion to dismiss.
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
CFPB Investigation — From February 2014 through January 2015, we received several Civil Investigative Demands ("CIDs") from the Consumer Financial Protection Bureau ("CFPB") requiring the production of documents and oral testimony regarding aspects of our U.S. Financial Services business, particularly our payday and installment loans. We cooperated fully with the CFPB in its investigation and provided the CFPB with the requested information.
On April 13, 2015, we received a NORA ("Notice of Opportunity to Respond and Advise") call from the CFPB, in which the CFPB staff asserted alleged violations of federal consumer financial protection laws, including allegations that certain of our historical practices constitute “unfair, deceptive or abusive acts or practices” (“UDAAP”). We submitted our written response to the NORA allegations on May 1, 2015, in which we stated our position with respect to each of the alleged violations.
Following our decision in July 2015 to exit the USFS business, including all payday, installment and auto title lending activities in the United States, we commenced discussions with the CFPB staff regarding a settlement of the outstanding issues, which discussions continued through the first of December. On December 15, 2015, we agreed to the issuance of a Consent Order that calls for us to (a) pay $3 million in civil money penalties and $7.5 million in customer restitution and (b) forgive all payday and installment debt outstanding as of the effective date of the Consent Order (December 15, 2015). The agreement with the CFPB fixed the amount of the liability that was probable at September 30, 2015, and we recorded a charge of $10.5 million in the fourth quarter of fiscal 2015. All payday and installment debt outstanding as of December 15, 2015 had previously been written off, either as bad debt expense or as part of the charge associated with discontinuing the USFS business in the fourth quarter of fiscal 2015, and therefore, the forgiveness of such debt will not result in any incremental expense.

NOTE 18: QUARTERLY INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Year Ended September 30, 2015
Total revenues	$212,724	$205,190	$181,621	$188,834
Net revenues	117,056	113,570	107,988	106,329
(Loss) income from continuing operations, net of tax	2,801	(4,294)	(1,401)	(61,254)
(Loss) income from discontinued operations, net of tax	6,877	4,731	(8,836)	(30,088)
Net (loss) income	9,678	437	(10,237)	(91,342)
Net loss from continuing operations attributable to redeemable noncontrolling interest	(1,934)	(906)	(390)	(1,785)
Net (loss) income attributable to EZCORP, Inc.	$11,612	$1,343	$(9,847)	$(89,557)

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.09	$(0.06)	$(0.01)	$(1.08)
Discontinued operations	0.13	0.09	(0.16)	(0.55)
Basic (loss) earnings per share	$0.22	$0.03	$(0.17)	$(1.63)

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.09	$(0.06)	$(0.01)	$(1.08)
Discontinued operations	0.13	0.09	(0.16)	(0.55)
Diluted (loss) earnings per share	$0.22	$0.03	$(0.17)	$(1.63)

Year Ended September 30, 2014
Total revenues	$210,345	$205,179	$188,117	$196,651
Net revenues	121,386	117,256	110,517	107,615
(Loss) income from continuing operations, net of tax	10,091	(7,216)	(1,568)	(5,300)
(Loss) income from discontinued operations, net of tax	6,843	11,805	3,161	(89,902)
Net (loss) income	16,934	4,589	1,593	(95,202)
Net loss from continuing operations attributable to redeemable noncontrolling interest	(1,796)	(1,553)	(2,337)	(1,701)
Net (loss) income attributable to EZCORP, Inc.	$18,730	$6,142	$3,930	$(93,501)

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.22	$(0.10)	$0.01	$(0.07)
Discontinued operations	0.13	0.21	0.06	(1.68)
Basic (loss) earnings per share	$0.35	$0.11	$0.07	$(1.75)

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.22	$(0.10)	$0.01	$(0.07)
Discontinued operations	0.12	0.21	0.06	(1.68)
Diluted (loss) earnings per share	$0.34	$0.11	$0.07	$(1.75)
Financial information in the table above has been adjusted to reflect reclassification of all discontinued operations. See Note 2 for further discussion of discontinued operations and restructuring plans.
We recorded total pre-tax charges of $42.4 million and $17.1 million pertaining to discontinued operations and restructuring, respectively, during the quarter ended September 30, 2015 as further discussed in Note 2.

We further recorded impairments in goodwill of $10.6 million pertaining to discontinued operations and $1.7 million pertaining to continuing operations during the quarters ended June 30, 2015 and September 30, 2015, respectively, as further discussed in Note 7.
During the fourth quarter of fiscal 2015, we recorded impairment charges of $4.3 million and $1.3 million related to long-lived assets of our U.S. Pawn and Mexico Pawn segments, respectively, as further discussed in Note 6.
During the fourth quarter of fiscal 2015, we recorded a $3.7 million impairment of internally developed software and other assets, as further discussed in Note 7, and a $29.2 million ($18.8 million, net of taxes) impairment in Cash Converters International, as further discussed in Note 5.
During the fourth quarter of fiscal 2015, our equity in net loss of unconsolidated affiliates included one-time after-tax charges of $5.4 million due to a contract termination, $3.7 million due to a class-action litigation settlement and $1.2 million due to impairments of goodwill and long-lived assets recorded by our unconsolidated affiliate.
We recorded total pre-tax charges of $103.1 million and $6.7 million pertaining to discontinued operations and restructuring, respectively, during the quarter ended September 30, 2014 as further discussed in Note 2.
We recorded an impairment of investments of $7.9 million in continuing operations during the quarter ended March 31, 2014 as further discussed in Note 5.
During the quarter ended December 31, 2013, we sold seven U.S. pawn stores (three in Louisiana, two in Mississippi, one in Alabama and one in Florida) for $11.0 million, of which $10.0 million was paid in cash and $1.0 million with a 14% promissory note due on December 31, 2018. The carrying value of the stores' net assets amounted to $3.7 million, primarily consisting of $1.5 million of pawn loans, $1.9 million of inventory, and $0.4 million of pawn service charge receivable, offset by $0.1 million of assumed liabilities. During the quarter ended December 31, 2013 we realized a gain of $6.3 million, which is included under "Loss (gain) on sale or disposal of assets" in the consolidated statements of operations. In addition, we recorded a deferred gain of $0.7 million. During the quarter ended March 31, 2014, we settled the promissory note for $0.9 million and realized the net deferred gain of $0.6 million which is included in our consolidated statements of operations for the quarter ended March 31, 2014.
NOTE 19: SEGMENT INFORMATION
During the fourth quarter of fiscal 2015, our chief operating decision maker requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning in the fourth quarter of fiscal 2015, we report our financial performance based on our new segments described below. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance under the new segments.
Segment information is prepared on the same basis that our chief operating decision maker reviews financial information for operational decision-making purposes.
We currently report our segments as follows:

•	U.S. Pawn — All pawn activities in the United States

•	Mexico Pawn — All pawn activities in Mexico and other parts of Latin America

•	Grupo Finmart — All payroll lending activities in Mexico and other parts of Latin America

•	Other International — Our equity interest in the net income of Cash Converters International and consumer finance activities in Canada

There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information for the three years ending September 30, 2015, 2014 and 2013, including reclassifications discussed in Note 1.

	Fiscal Year Ended September 30, 2015
	U.S. Pawn	Mexico Pawn	Grupo Finmart	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$334,635	$65,408	$—	$2,075	$402,118	$—	$402,118
Jewelry scrapping sales	54,343	3,267	—	363	57,973	—	57,973
Pawn service charges	216,211	30,993	—	—	247,204	—	247,204
Consumer loan fees and interest	—	—	68,114	9,952	78,066	—	78,066
Other revenues	945	1,021	255	787	3,008	—	3,008
Total revenues	606,134	100,689	68,369	13,177	788,369	—	788,369
Merchandise cost of goods sold	218,953	47,371	—	1,465	267,789	—	267,789
Jewelry scrapping cost of goods sold	42,845	2,954	—	267	46,066	—	46,066
Consumer loan bad debt	—	—	26,446	3,125	29,571	—	29,571
Net revenues	344,336	50,364	41,923	8,320	444,943	—	444,943
Operating expenses (income):
Operations	244,232	43,927	32,664	6,780	327,603	—	327,603
Administrative	—	—	—	—	—	72,986	72,986
Depreciation and amortization	15,227	4,440	2,584	616	22,867	10,676	33,543
Loss (gain) on sale or disposal of assets	995	258	—	(1)	1,252	1,407	2,659
Interest expense	60	15	25,817	—	25,892	16,310	42,202
Interest income	(42)	(78)	(1,330)	—	(1,450)	(158)	(1,608)
Equity in net loss of unconsolidated affiliates	—	—	—	5,473	5,473	—	5,473
Impairment of investments	—	—	—	29,237	29,237	—	29,237
Restructuring	4,016	799	—	2,563	7,378	9,702	17,080
Other expense	—	1,988	4,424	7	6,419	192	6,611
Segment contribution (loss)	$79,848	$(985)	$(22,236)	$(36,355)	$20,272
Loss from continuing operations before income taxes					$20,272	$(111,115)	$(90,843)

	Fiscal Year Ended September 30, 2014
	U.S. Pawn	Mexico Pawn	Grupo Finmart	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$325,337	$60,302	$—	$2,383	$388,022	$—	$388,022
Jewelry scrapping sales	89,471	6,302	—	468	96,241	—	96,241
Pawn service charges	217,891	30,487	—	—	248,378	—	248,378
Consumer loan fees and interest	—	—	53,377	10,325	63,702	—	63,702
Other revenues	1,377	1,016	1,145	411	3,949	—	3,949
Total revenues	634,076	98,107	54,522	13,587	800,292	—	800,292
Merchandise cost of goods sold	205,144	42,044	—	1,449	248,637	—	248,637
Jewelry scrapping cost of goods sold	66,713	5,807	—	310	72,830	—	72,830
Consumer loan bad debt	5	—	19,605	2,441	22,051	—	22,051
Net revenues	362,214	50,256	34,917	9,387	456,774	—	456,774
Operating expenses (income):
Operations	236,225	48,907	32,184	8,605	325,921	—	325,921
Administrative	—	—	—	—	—	79,944	79,944
Depreciation and amortization	13,333	5,374	2,503	817	22,027	9,735	31,762
(Gain) loss on sale or disposal of assets	(6,809)	27	—	(23)	(6,805)	964	(5,841)
Interest expense	3	25	20,478	—	20,506	7,883	28,389
Interest income	(18)	(3)	(999)	—	(1,020)	(278)	(1,298)
Equity in net income of unconsolidated affiliates	—	—	—	(5,948)	(5,948)	—	(5,948)
Impairment of investments	—	—	—	7,940	7,940	—	7,940
Restructuring	—	—	—	—	—	6,664	6,664
Other expense (income)	1	116	(121)	109	105	375	480
Segment contribution (loss)	$119,479	$(4,190)	$(19,128)	$(2,113)	$94,048
Loss from continuing operations before income taxes					$94,048	$(105,287)	$(11,239)

	Fiscal Year Ended September 30, 2013
	U.S. Pawn	Mexico Pawn	Grupo Finmart	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$308,462	$57,564	$—	$2,059	$368,085	$—	$368,085
Jewelry scrapping sales	122,484	8,540	—	651	131,675	—	131,675
Pawn service charges	221,775	29,579	—	—	251,354	—	251,354
Consumer loan fees and interest	—	—	42,527	9,334	51,861	—	51,861
Other revenues	1,438	1,017	1,959	2,136	6,550	—	6,550
Total revenues	654,159	96,700	44,486	14,180	809,525	—	809,525
Merchandise cost of goods sold	182,071	35,470	—	1,076	218,617	—	218,617
Jewelry scrapping cost of goods sold	88,212	7,496	—	407	96,115	—	96,115
Consumer loan bad debt	—	—	11,714	2,646	14,360	—	14,360
Net revenues	383,876	53,734	32,772	10,051	480,433	—	480,433
Operating expenses (income):
Operations	229,115	44,775	17,593	10,205	301,688	—	301,688
Administrative	—	—	—	—	—	70,493	70,493
Depreciation and amortization	12,111	4,706	2,227	849	19,893	8,203	28,096
Loss on sale or disposal of assets	105	17	—	45	167	1,133	1,300
Interest expense	52	85	11,929	—	12,066	4,123	16,189
Interest income	(7)	(66)	(669)	—	(742)	(250)	(992)
Equity in net income of unconsolidated affiliates	—	—	—	(13,240)	(13,240)	—	(13,240)
Impairment of investments	—	—	—	43,198	43,198	—	43,198
Other expense (income)	1	33	(251)	1,549	1,332	745	2,077
Segment contribution (loss)	$142,499	$4,184	$1,943	$(32,555)	$116,071
Income from continuing operations before income taxes					$116,071	$(84,447)	$31,624
The following table presents separately identified segment assets:

	U.S. Pawn	Mexico Pawn	Grupo Finmart	Other International	Total

	(in thousands)
Assets as of September 30, 2015
Cash and cash equivalents	$4,812	$3,662	$2,880	$812	$12,166
Restricted cash	—	—	14,992	—	14,992
Pawn loans	143,500	16,464	—	—	159,964
Consumer loans, net	—	—	31,824	2,396	34,220
Service charges and fees receivable, net	28,338	2,544	19,105	205	50,192
Inventory, net	107,568	16,502	—	14	124,084
Investment in unconsolidated affiliate	—	—	—	56,182	56,182
Property and equipment, net	42,717	12,985	1,656	815	58,173
Restricted cash, non-current	—	—	2,883	—	2,883
Non-current consumer loans, net	—	—	75,824	—	75,824
Goodwill	244,330	7,316	75,814	—	327,460
Intangibles, net	14,208	338	13,195	8	27,749
Total separately identified segment assets	$585,473	$59,811	$238,173	$60,432	$943,889

	U.S. Pawn	Mexico Pawn	Grupo Finmart	Other International	Total

	(in thousands)
Assets as of September 30, 2014
Cash and cash equivalents	$6,000	$3,904	$5,405	$1,690	$16,999
Restricted cash	—	—	63,495	—	63,495
Pawn loans	145,258	17,186	—	—	162,444
Consumer loans, net	—	—	39,769	2,596	42,365
Service charges and fees receivable, net	28,374	2,468	7,172	548	38,562
Inventory, net	114,793	22,790	—	582	138,165
Investment in unconsolidated affiliate	—	—	—	91,781	91,781
Property and equipment, net	50,660	21,987	1,707	2,544	76,898
Restricted cash, non-current	—	—	5,070	—	5,070
Non-current consumer loans, net	—	—	85,004	—	85,004
Goodwill	228,629	11,418	95,980	—	336,027
Intangibles, net	13,697	609	21,051	1,379	36,736
Total separately identified segment assets	$587,411	$80,362	$324,653	$101,120	$1,093,546

	U.S. Pawn	Mexico Pawn	Grupo Finmart	Other International	Total

	(in thousands)
Assets as of September 30, 2013
Cash and cash equivalents	$4,632	$5,284	$4,328	$1,093	$15,337
Restricted cash	—	—	9,176	—	9,176
Pawn loans	142,930	13,707	—	—	156,637
Consumer loans, net	—	—	29,367	2,890	32,257
Service charges and fees receivable, net	28,250	1,823	12,143	610	42,826
Inventory, net	120,814	23,833	—	548	145,195
Investments in unconsolidated affiliates	—	—	—	97,085	97,085
Property and equipment, net	52,804	26,191	2,007	3,245	84,247
Restricted cash, non-current	—	—	3,509	—	3,509
Non-current consumer loans, net	—	303	65,185	—	65,488
Goodwill	228,629	11,717	98,492	—	338,838
Intangibles, net	15,209	2,653	21,383	1,453	40,698
Total separately identified segment assets	$593,268	$85,511	$245,590	$106,924	$1,031,293

The following table reconciles separately identified recorded segment assets, as shown above, to our consolidated total assets:

	September 30,
	2015	2014	2013

	(in thousands)
Total separately identified recorded segment assets	$943,889	$1,093,546	$1,031,293
Corporate assets*	268,341	316,998	301,675
Total assets	$1,212,230	$1,410,544	$1,332,968
* Fiscal years 2015, 2014 and 2013 include assets related to discontinued financial services of $4.6 million, $57.8 million and $153.2 million, respectively. See Note 2 for further discussion of discontinued operations.
The following tables provide geographic information required by FASB ASC 280-10-50-41:

	Fiscal Year Ended September 30,
	2015	2014	2013

	(in thousands)
Revenues:
United States	$606,134	$634,097	$654,160
Mexico	169,058	152,629	141,186
Canada	13,177	13,566	12,640
United Kingdom	—	—	1,539
	$788,369	$800,292	$809,525

	September 30,
	2015	2014	2013

	(in thousands)
Long-lived assets:
United States	$341,052	$360,203	$404,723
Mexico	111,610	153,214	162,914
Canada	826	3,787	4,755
United Kingdom	—	—	42,538
Other	—	1,359	42
	$453,488	$518,563	$614,972

NOTE 20: ALLOWANCE FOR LOSSES AND CREDIT QUALITY OF CONSUMER LOANS
The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivable for the periods presented:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision	Translation Adjustment	Allowance Balance at End of Period	Financing Receivable at End of Period

	(in thousands)
Unsecured short-term consumer loans:*
Year ended September 30, 2015	$14,645	$(31,428)	$16,315	$12,744	$(778)	$11,498	$15,919
Year ended September 30, 2014	2,928	(46,968)	26,865	31,817	3	14,645	31,747
Year ended September 30, 2013	2,390	(47,178)	21,074	26,651	(9)	2,928	22,289

Secured short-term consumer loans:
Year ended September 30, 2015	$1,049	$(47,615)	$43,292	$5,278	$—	$2,004	$2,292
Year ended September 30, 2014	1,804	(64,916)	58,453	5,708	—	1,049	8,173
Year ended September 30, 2013	942	(43,768)	40,226	4,404	—	1,804	9,789

Unsecured long-term consumer loans:
Year ended September 30, 2015	$38,087	$(3,162)	$255	$25,737	$(10,272)	$50,645	$158,293
Year ended September 30, 2014	19,849	(307)	—	19,608	(1,063)	38,087	162,860
Year ended September 30, 2013	8,574	(289)	—	11,982	(418)	19,849	114,871
* No aging allowance disclosure provided for these amounts as our policy is to charge-off all amounts greater than 60 days past due.
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

The following table presents an aging analysis of past due financing receivables:

	Days Past Due				Total Past Due	Current Receivable	Translation Adjustment	Total Financing Receivable	Allowance Balance	Recorded Investment > 90 Days Accruing
	1-30	31-60	61-90	>90

	(in thousands)
Secured short-term consumer loans:
September 30, 2015	$113	$862	$704	$574	$2,253	$39	$—	$2,292	$2,004	$—
September 30, 2014	2,196	823	448	412	3,879	4,294	—	8,173	1,049	—
September 30, 2013	2,096	1,313	905	910	5,224	4,565	—	9,789	1,804	—

Unsecured long-term consumer loans:
September 30, 2015
Performing Loans	$6,783	$6,179	$6,776	$5,766	$25,504	$87,272	$—	$112,776	$5,128	$5,766
Non-Performing Loans	553	701	613	41,670	43,537	1,980	—	45,517	45,517	—
	$7,336	$6,880	$7,389	$47,436	$69,041	$89,252	$—	$158,293	$50,645	$5,766

September 30, 2014
Performing Loans	$4,942	$3,546	$2,035	$1,600	$12,123	$116,870	$2,230	$131,223	$6,450	$1,600
Non-Performing Loans	1,854	907	884	25,674	29,319	2,318	—	31,637	31,637	—
	$6,796	$4,453	$2,919	$27,274	$41,442	$119,188	$2,230	$162,860	$38,087	$1,600

September 30, 2013
Performing Loans	$7,497	$4,307	$2,771	$1,557	$16,132	$82,555	$1,269	$99,956	$4,934	$1,557
Non-Performing Loans	726	438	481	11,645	13,290	1,625	—	14,915	14,915	—
	$8,223	$4,745	$3,252	$13,202	$29,422	$84,180	$1,269	$114,871	$19,849	$1,557
On November 29, 2013, Grupo Finmart acquired an unsecured long-term consumer loan portfolio, consisting of approximately 10,500 payroll withholding loans, for a total purchase price of approximately $15.9 million. Of the total purchase price, $11.7 million was paid, of which approximately $10.5 million was paid at closing, $0.6 million was paid on April 30, 2014 and $0.6 million was paid on November 28, 2014. The total price included deferred consideration of approximately $4.2 million, subject to the performance of the portfolio, of which approximately $2.1 million was paid on April 30, 2014. The remaining deferred consideration was paid on November 28, 2014. The fair value of the loan portfolio was $11.8 million as of the acquisition date.
NOTE 21: FAIR VALUE MEASUREMENTS
In accordance with FASB ASC 820-10, our assets and liabilities discussed below are classified in one of the following three categories based on the inputs used to develop their fair values:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Other observable inputs other than quoted market prices.

•	Level 3: Unobservable inputs that are not corroborated by market data.

Recurring Fair Value Measurements
The tables below present our financial assets (liabilities) that are measured at fair value on a recurring basis as of September 30, 2015 and 2014:

	September 30, 2015	Fair Value Measurements Using
Financial assets (liabilities):		Level 1	Level 2	Level 3

	(in thousands)
Foreign currency forwards	$10,681	$—	$10,681	$—
Foreign currency forwards	3,488	—	3,488	—
Holding period adjustment	4	—	4	—
Convertible Notes Hedges	10,505	—	10,505	—
Contingent consideration	(2,601)	—	—	(2,601)
Convertible Notes Embedded Derivative	(10,505)	—	(10,505)	—
Net financial assets (liabilities)	$11,572	$—	$14,173	$(2,601)

	September 30, 2014	Fair Value Measurements Using
Financial (liabilities) assets:		Level 1	Level 2	Level 3

	(in thousands)
Foreign currency forwards	$1,152	$—	$1,152	$—
Foreign currency forwards	2,420	—	2,420	—
Convertible Notes Hedges	36,994	—	36,994	—
Contingent consideration	(3,758)	—	—	(3,758)
Convertible Notes Embedded Derivative	(36,994)	—	(36,994)	—
Net financial (liabilities) assets	$(186)	$—	$3,572	$(3,758)
Grupo Finmart measured the value of the forward currency forwards using Level 2 inputs such as estimations of expected cash flows, appropriately risk-adjusted discount rates and available observable inputs (term of the forward, notional amount, discount rates based on local and foreign rate curves, and a credit value adjustment to consider the likelihood of nonperformance). Forward contracts are recorded in the consolidated balance sheets under “Other assets, net” and “Deferred gains and other long-term liabilities.”
We measured the fair value of the Holding Period Adjustment using an option pricing model based on observable Level 1 and Level 2 inputs such as implied volatility, risk free interest rate and other factors. The Holding Period Adjustment is recorded in the consolidated balance sheets under "Other assets, net."
We measured the fair value of the Convertible Notes Hedges and the Convertible Notes Embedded Derivative using an option pricing model based on observable Level 1 and Level 2 inputs such as implied volatility, risk free interest rate and other factors. The Convertible Notes Hedges are recorded in the consolidated balance sheets under “Other assets, net.” The Convertible Notes Embedded Derivative is recorded in the consolidated balance sheets under “Long-term debt, less current maturities.”
On April 26, 2013, Grupo Finmart, our 94%-owned subsidiary, purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company. The total purchase price was performance-based and will be determined over a period of four years from the date of purchase. Total contingent consideration due on January 2, 2017 is based on interest income generated by the acquired portfolios and new loans made through Fondo ACH's contractual relationships. We used an income approach to measure the fair value of the contingent consideration using a probability-weighted discounted cash flow approach. Some of the significant inputs used for the valuation are not observable in the market and are thus Level 3 inputs. Contingent consideration is recorded in the consolidated balance sheets under "Deferred gains and other long-term liabilities." Significant increases or decreases in the underlying assumptions used to value the contingent consideration could significantly increase or decrease the fair value estimates recorded in the consolidated balance sheets.
During fiscal 2014, we reversed a previously recorded $4.8 million liability for contingent consideration related to the purchase of Go Cash as we discontinued our online lending businesses on September 31, 2014. Refer to Note 2 for further detail on discontinued operations. We further made a $12.0 million earn out payment related to the Grupo Finmart acquisition, and recorded $0.6 million of other individually immaterial adjustments, bringing the contingent consideration liability to $3.8 million at September 30, 2014. During fiscal 2015, we recorded a $1.2 million valuation adjustment, bringing the contingent consideration liability to $2.6 million at September 30, 2015.
Financial Assets, Temporary Equity and Liabilities Not Measured at Fair Value
Our financial assets, temporary equity and liabilities as of September 30, 2015 and 2014 that are not measured at fair value in our consolidated balance sheets are as follows:

	Carrying Value		Estimated Fair Value
	September 30, 2015		September 30, 2015	Fair Value Measurement Using
				Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$59,124		$59,124	$59,124	$—	$—
Restricted cash	15,137		15,137	15,137	—	—
Pawn loans	159,964		159,964	—	—	159,964
Consumer loans, net	36,533		37,559	—	—	37,559
Pawn service charges receivable, net	30,852		30,852	—	—	30,852
Consumer loan fees and interest receivable, net	19,802		19,802	—	—	19,802
Restricted cash, non-current	2,883		2,883	2,883	—	—
Non-current consumer loans, net	75,824		77,644	—	—	77,644
	$400,119		$402,965	$77,144	$—	$325,821

Temporary equity:
Common stock, subject to possible redemption	$11,696		$11,438	$—	$—	$11,438

Financial liabilities:
Cash Convertible Notes	$193,932		$169,050	$—	$169,050	$—
Foreign currency debt	18,709	*	19,851	—	19,851	—
Consumer loans facility due 2019	42,689		40,774	—	40,774	—
Foreign currency unsecured notes	21,029	*	20,477	—	20,477	—
Foreign currency secured notes	20,554	*	22,476	—	22,476	—
Secured notes consolidated from VIEs	73,264	*	68,685	—	68,685	—
	$370,177		$341,313	$—	$341,313	$—

	Carrying Value		Estimated Fair Value
	September 30, 2014		September 30, 2014	Fair Value Measurement Using
				Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$55,325		$55,325	$55,325	$—	$—
Restricted cash	63,495		63,495	63,495	—	—
Pawn loans	162,444		162,444	—	—	162,444
Consumer loans, net	63,995		64,631	—	—	64,631
Pawn service charges receivable, net	31,044		31,044	—	—	31,044
Consumer loan fees and interest receivable, net	12,647		12,647	—	—	12,647
Restricted cash, non-current	5,070		5,070	5,070	—	—
Non-current consumer loans, net	85,004		86,364	—	—	86,364
	$479,024		$481,020	$123,890	$—	$357,130

Temporary equity:
Redeemable noncontrolling interest	$22,800		$49,021	$—	$—	$49,021

Financial liabilities:
Cash Convertible Notes	$185,693		$185,738	$—	$185,738	$—
Foreign currency debt	27,185	*	27,185	—	27,185	—
Consumer loans facility due 2019	54,045		54,178	54,178	—	—
Foreign currency unsecured notes	36,991	*	36,837	—	36,837	—
Foreign currency secured notes	26,195	*	26,144	—	26,144	—
Secured notes consolidated from VIEs	61,062	*	59,906	—	59,906	—
	$391,171		$389,988	$54,178	$335,810	$—

*	Portions of these amounts are included in “Current maturities of long-term debt” and “Long-term debt, less current maturities” in our consolidated balance sheets.
Based on the short-term nature of cash and cash equivalents, restricted cash, pawn loans, pawn service charges receivable and consumer loan fees and interest receivable, we estimate that their carrying value approximates fair value. Significant increases or decreases in the underlying assumptions used to value the pawn loans, pawn service charges receivable and consumer loan fees and interest receivable could significantly increase or decrease the fair value estimates disclosed above.
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
We measured the fair value of our Cash Convertible Notes using quoted price inputs from Bloomberg. The Cash Convertible Notes are not actively traded and thus the price inputs represent a Level 2 measurement. There was a change in the valuation technique we used to measure our Cash Convertible Notes during the quarter ended March 31, 2015 as we believe the quoted price inputs obtained from Bloomberg more accurately represent the fair value of our Cash Convertible Notes. As the Cash Convertible Notes are not actively traded, the quoted price inputs obtained from Bloomberg are highly variable from day to day and thus the fair value estimates disclosed above could significantly increase or decrease.
We measured the fair value of our Cash Convertible Notes using an income approach prior to March 31, 2015. The fair value was based on the carrying value of the Cash Convertible Notes accreting to the $230.0 million redemption value using a discount rate of 7%, which approximated the Company’s incremental borrowing rate for a similar debt instrument (without the cash conversion feature) as of the date of issuance and thus utilizes Level 2 inputs.
We utilize credit quality-related zero rate curves, quoted price and yield inputs for Mexican Pesos built by a price vendor authorized by the Comisión Nacional Bancaria y de Valores to determine the fair value measurements of the remaining financial liabilities that are classified as Level 2 measurements. For financial liability fair value measurements that are classified as Level 1 measurements, we utilized quoted price and yield inputs from Bloomberg and a price vendor authorized by the Comisión Nacional Bancaria y de Valores. We revised the price inputs and assumptions used to value our Consumer loans facility due 2019 during fiscal 2015 which caused a change in the classification of the fair value hierarchy from Level 1 to Level 2.
See Note 5 for discussion of the fair value of our investment in unconsolidated affiliate. See Note 10 for discussion of the fair value of our phantom share-based awards.
NOTE 22: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
Derivative Instruments Previously Designated as Cash Flow Hedging Instruments
During the third quarter ended June 30, 2013, Grupo Finmart completed a $30.0 million cross-border debt offering for which it has to pay interest on a semiannual basis at a fixed rate. Grupo Finmart uses derivative instruments (the “foreign currency forwards”) to manage its exposure related to changes in foreign currency exchange rate on this instrument through its maturity on November 16, 2015. Grupo Finmart does not enter into derivative instruments for any purpose other than cash flow hedging.
At the beginning of the quarter ended December 31, 2014, we discontinued hedge accounting for our foreign currency forwards due to a determination that repayment of the $30.0 million cross-border debt was to occur prior to maturity. As such, not all of the forecasted interest payments were expected to occur. Grupo Finmart received proceeds of $2.3 million from settlement of the portion of the foreign currency forwards attributable to the repaid cross-border debt during the quarter ended December 31, 2014. See Note 9, 9% Unsecured Notes Due 2015, for additional discussion of the cross-border debt.

The following tables set forth certain information regarding our derivative instruments discontinued as cash flow hedging instruments:

		Fair Value of Derivative Instruments
Derivative Instrument	Balance Sheet Location	September 30, 2015	September 30, 2014

		(in thousands)
Foreign currency forwards	Prepaid expenses and other current assets	$3,488	$2,420

	Amount of (Loss) Gain Recognized in Other Comprehensive Income on Derivatives
	Fiscal Year Ended September 30,
Derivative Instrument	2015	2014	2013

	(in thousands)
Foreign currency forwards	$—	$(453)	$2,388

		Amount of Loss (Gain) on Derivatives Reclassified into Income from Accumulated Other Comprehensive Income
		Fiscal Year Ended September 30,
Derivative Instrument	Location of Gain	2015	2014	2013

		(in thousands)
Foreign currency forwards	Other expense	$(457)	$49	$(2,536)
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
During the fiscal years ended September 30, 2015 and 2014, Grupo Finmart entered into a cross currency forward contract in connection with the formation of the VIEs and the related transfers of certain loans described in Note 24. The Company guarantees the future cash outflows of the forward contract, which is included in the Company’s consolidated balance sheets and adjusted to fair value each reporting period through earnings.

The following tables set forth certain information regarding our derivative instruments not designated as hedging instruments:

		Fair Value of Derivative Instruments
Derivative Instrument	Balance Sheet Location	September 30, 2015	September 30, 2014

		(in thousands)
Foreign currency forwards	Prepaid expenses and other current assets	$10,681	$1,152
Convertible Notes Hedges	Other assets, net	10,505	36,994
Cash Convertible Notes Embedded Derivative	Long-term debt, less current maturities	(10,505)	(36,994)

		Amount of Unrealized Gain on Derivatives
		Fiscal Year Ended September 30,
Derivative Instrument	Income Statement Location	2015	2014	2013

		(in thousands)
Foreign currency forwards	Other expense	$9,529	$1,152	$—
NOTE 23: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Balance Sheets Information
The following table provides information on net amounts included in pawn service charges receivable, consumer loan fees and interest receivable and inventory:

	September 30,
	2015	2014

	(in thousands)
Pawn service charges receivable, net:
Gross pawn service charges receivable	$39,877	$41,351
Allowance for uncollectible pawn service charges receivable	(9,025)	(10,307)
	$30,852	$31,044

Consumer loan fees and interest receivable, net:
Gross consumer loan fees and interest receivable	$31,847	$26,332
Allowance for uncollectible consumer loan fees and interest receivable	(12,045)	(13,685)
	$19,802	$12,647

Inventory, net:
Gross inventory	$131,174	$154,218
Inventory reserves	(7,090)	(16,043)
	$124,084	$138,175

Valuation and Qualifying Accounts
The following table provides information on our valuation and qualifying accounts not disclosed elsewhere:

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Revenue	Deductions	Balance at End of Period

	(in thousands)
Allowance for valuation of inventory:
Year Ended September 30, 2015	$16,043	$—	$—	$8,953	$7,090
Year Ended September 30, 2014	4,246	11,797	—	—	16,043
Year Ended September 30, 2013	5,574	—	—	1,328	4,246
Allowance for uncollectible pawn service charges receivable:
Year Ended September 30, 2015	$10,307	$—	$—	$1,282	$9,025
Year Ended September 30, 2014	9,974	—	333	—	10,307
Year Ended September 30, 2013	11,427	—	—	1,453	9,974
Allowance for uncollectible consumer loan fees and interest receivable:
Year Ended September 30, 2015	$13,685	$—	$—	$1,640	$12,045
Year Ended September 30, 2014	462	—	13,223	—	13,685
Year Ended September 30, 2013	3,763	—	—	3,301	462
Allowance for valuation of deferred tax assets:
Year Ended September 30, 2015	$164	$6,055	$—	$—	$6,219
Year Ended September 30, 2014	659	—	—	495	164
Year Ended September 30, 2013	2,242	—	—	1,583	659

NOTE 24: VARIABLE INTEREST ENTITIES
The Company performs ongoing qualitative assessments of VIEs it is involved with to determine if it has a controlling financial interest in the VIE and therefore is the VIE’s primary beneficiary. If it is determined to be the primary beneficiary, the Company consolidates the VIE in its consolidated financial statements.
Consolidated Variable Interest Entities
During the year ended September 30, 2014 and the first quarter of fiscal 2015, Grupo Finmart participated in the formation of three VIEs that purchased Mexican Peso denominated long-term unsecured Mexican consumer loans originated by Grupo Finmart whose borrowers were Mexican government employees at the time of loan origination. During fiscal 2014 and the first quarter of fiscal 2015, Grupo Finmart completed six transfers of consumer loans to various securitization trusts. We consolidate those securitization trusts under the VIE model. Each VIE issued its notes to third party investors and used the related net proceeds to purchase the loans from Grupo Finmart at a premium over their principal amount. The creditors of the VIEs do not have recourse to the general credit of EZCORP, Inc. We consolidate these VIEs as we have the power to direct the activities that significantly affect each VIE’s economic performance and have the right to receive benefits or the obligation to absorb losses that could potentially be significant to each VIE.
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
VIE B has entered into foreign exchange forward contracts with Grupo Finmart to mitigate the risk associated with its U.S. Dollar denominated assets and Mexican Peso denominated liabilities. Grupo Finmart has entered into an offsetting foreign exchange forward contract with a third party. See Note 21 for additional information regarding the fair value of the forward contract.
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

Income (principally, interest and fees on loans) earned by our consolidated VIEs was $34.4 million and $16.2 million for the years ended September 30, 2015 and 2014. Related expenses, consisting primarily of interest expense, foreign exchange losses and consumer loan bad debt expense were $30.4 million and $7.4 million for the years ended September 30, 2015 and 2014, respectfully. These amounts do not include intercompany transactions which are eliminated in our consolidated financial statements.
See “Non-recourse debt to EZCORP, Inc.” in Note 9 for a description of debt and “Derivative instruments discontinued as cash flow hedging instruments” in Note 22 for a description of derivatives related to our consolidated VIEs.
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
Information about our involvement with these VIEs has been aggregated as the VIEs are similar and we believe separate reporting would not provide more useful information. Our current carrying value of cash collateral and other assets, is included in “Prepaid expenses and other assets” in our consolidated balance sheets and expected LOC losses and accounts payable are included in “Accounts payable and other accrued expenses” in our consolidated balance sheets. Information pertaining to these VIEs is summarized below:

	September 30,
	2015	2014

	(in thousands)
Consumer loans:
Cash collateral and other assets	$723	$9,135
Expected LOC losses	880	4,708
Accounts payable	40	1,026
Maximum exposure for LOC losses (1)	1,294	29,502
(1) These amounts are not recorded in our consolidated balance sheets. Of the total maximum exposure for LOC losses as of September 30, 2014, $7.8 million was secured by titles to customers’ automobiles.
NOTE 25: RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
Correction of Accounting Errors
On November 9, 2015, the Company filed an amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014 as management identified the following accounting errors relating to the Company’s Grupo Finmart loan portfolio:

•
During fiscal 2014, Grupo Finmart completed five structured asset sales pursuant to which a portion of Grupo Finmart’s consumer loan portfolio were sold to special purpose trusts for the benefit of third parties. These transactions were previously accounted for as sales. Management concluded that the special purpose trusts should have been consolidated variable interest entities and the transactions should have been accounted for as transfers of financial assets to those consolidated variable interest entities.

•
Management also concluded that the Company incorrectly accounted for interest revenue and bad debt expense on loans with respect to which Grupo Finmart was not currently receiving payments (“non-performing” loans). Specifically:

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
Other Restatement Adjustments
In addition to correcting the accounting errors discussed above, our restated financial statements for the affected periods included adjustments for certain other accounting errors. We assessed the impact of these errors and concluded that they were not material to the financial statements for the affected periods. However, in conjunction with the restatement of our financial statements to correct the errors described above, we determined that it was appropriate to make adjustments for all such previously unrecorded errors. These adjustments were primarily to correct for immaterial timing differences related to revenue recognition, impairment charges, inventory reserve estimates and other items.
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
On December 15, 2014, Deloitte & Touche LLP, our independent registered public accounting firm for the fiscal years ended September 30, 2014 and 2013, informed us that it was declining to stand for re-appointment as our independent registered public accounting firm for the audit of the financial statements for the year ending September 30, 2015. This decision was confirmed to the Chairman of our Audit Committee on December 16, 2014. There were no adverse opinions, disclaimers of opinion, or modification or qualification of opinions of the principal accountant’s report on the financial statements during the fiscal years ended September 30, 2014 and 2013.
In conjunction with the above, the Audit Committee selected and appointed BDO USA, LLP to serve as the Company's independent registered public accounting firm for fiscal 2015. On February 3, 2015, the Company entered into an engagement letter formalizing the terms BDO USA, LLP's engagement. BDO USA, LLP is a registered public accounting firm and was our independent auditor from fiscal 2004 through 2012.
During the fiscal years ended September 30, 2014 and September 30, 2013, and the subsequent interim period through December 19, 2014, neither the Company nor anyone acting on the Company's behalf consulted with BDO with respect to (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided to the Company that BDO concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing or financial reporting issues or (ii) any matter that was either the subject of a "disagreement" or "reportable event" (as those terms are defined in Item 304(a)(1) of Regulation S-K).
The Company had no disagreements with its current or former independent registered public accounting firm.

ITEM 9A — CONTROLS AND PROCEDURES
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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures), our disclosure controls and procedures were not effective as of September 30, 2015. Based on the completion of the review of the Grupo Finmart loan portfolio that led to the Restatement and the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.
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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2015 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that, due to the material weaknesses described below (which were not remediated as of September 30, 2015), we did not maintain effective internal control over financial reporting as of September 30, 2015.
In connection with the restatement of previously issued financial statements described in Note 25 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data” (the “Restatement”), management identified a number of deficiencies in the design and operating effectiveness of the Company’s internal controls that represent material weaknesses in our internal control over financial reporting. These deficiencies (which had not been remediated as of September 30, 2015) are the result of management’s failure to design, implement and maintain adequate operational and internal controls and processes to (1) identify complex transactions requiring specialized accounting expertise and other financial reporting requirements and (2) monitor and report the performance of the Grupo Finmart loan portfolio.

•
Management did not apply the appropriate authoritative accounting literature and thus reached incorrect conclusions with respect to proper accounting of certain Grupo Finmart structured asset sales as a result of the following deficiencies that, collectively, represent a material weakness:

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
These material weaknesses in our internal control over financial reporting resulted in the accounting errors that led to the Restatement and continued to exist as of September 30, 2015.
In addition, management’s assessment identified other deficiencies in management review controls that resulted in the failure to identify errors in several accounts (including income taxes, stock-based compensation, restructuring and other less material accounts). Although the errors were identified and corrected as part of the audit of our fiscal 2015 financial statements, management nevertheless determined that the management review control deficiencies, collectively, represent a material weakness that requires corrective and remedial actions.
Our internal control over financial reporting as of September 30, 2015 has been audited by our independent registered public accounting firm, as stated in their report appearing on the next page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EZCORP, Inc.
Austin, Texas

We have audited the internal control over financial reporting of EZCORP, Inc. and subsidiaries (the “Company”) as of September 30, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain internal control over financial reporting have been identified and include the following as described in management’s assessment:

•
Management did not apply the appropriate authoritative accounting literature and thus reached incorrect conclusions with respect to proper accounting of the Company’s Grupo Finmart structured asset sales (“the Asset Sales”) as a result of the following deficiencies that, collectively, represent a material weakness:

◦	The appropriate accounting expertise was not engaged, resulting in a failure to recognize important U.S. GAAP issues;

◦	The accounting consequences of significant, unusual transactions were not identified and evaluated; and

◦	The accounting positions taken on significant, unusual transactions were not reviewed and approved at the appropriate level.

•
Management did not recognize the extent of the Grupo Finmart non-performing loans, or understand the reasons that loans were non-performing, as a result of the following deficiencies that, collectively, represent a material weakness:

◦	Process to identify and address aging concerns (including loans with delayed or partial payments) were missing or inadequate;

◦	Risk assessment processes were inadequate to identify situations that were likely to lead to payment non-performance;

◦	Detailed loan performance data was not reviewed by the appropriate accounting and management personnel; and

◦	Overall senior management supervision and review of Grupo Finmart’s business performance was ineffective at identifying loan portfolio issues.

•	Management did not maintain adequate controls over the financial reporting close process, including the following deficiencies that, collectively, represent a material weakness:

◦	The adequacy of accounting personnel and management review;

◦	Accounting for income taxes and stock compensation; and

◦	Evaluation of significant nonrecurring transactions.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and this report does not affect our report dated December 23, 2015, on those consolidated financial statements.
In our opinion, EZCORP, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.
We do not express an opinion on any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of EZCORP, Inc. and subsidiaries as of September 30, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended September 30, 2015, and our report dated December 23, 2015, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas

December 23, 2015

Remediation Plan
Management is in the process of designing and implementing remediation efforts intended to address the material weaknesses described above. These remediation efforts are focused on:

•	Identifying and hiring additional internal resources in both Corporate Accounting and Grupo Finmart;

•	Improving the organizational structure to provide more direct management oversight for Grupo Finmart;

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
Management, under the supervision of the Audit Committee, is developing a comprehensive remediation plan, including a detailed plan and timetable for implementation, and will report regularly to the Audit Committee regarding the status of the implementation activities.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the effects of the remediation plan described above.
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
ITEM 9B — OTHER INFORMATION
None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below are the names of the persons who, as of November 1, 2015, constituted our Board of Directors and their ages and committee assignments as of that date:

Name	Age	Committees

Stuart I. Grimshaw	54	—
Lachlan P. Given (Executive Chairman)	38	Compensation
Matthew W. Appel	60	Audit (Chair)
Santiago Creel Miranda	60	Compensation
Peter Cumins	64	—
Pablo Lagos Espinosa	60	Audit, Compensation (Chair)
Thomas C. Roberts	73	Audit, Compensation
Joseph L. Rotunda	68	—
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

•
Stuart I. Grimshaw — Mr. Grimshaw joined the Company in November 2014 as Executive Chairman and a member of the Board of Directors. He became Chief Executive Officer in February 2015. Prior to joining EZCORP, he was Managing Director and Chief Executive Officer of Bank of Queensland Limited (ASX: BOQ), a consumer banking and financial services institution with branches in every Australian state and territory. During his 30-year career in financial services, Mr. Grimshaw held a wide variety of other roles at various banking and finance companies. From 2009 to 2011, he was Chief Executive Officer of Caledonia Investments Pty Ltd. Prior to that, Mr. Grimshaw spent eight years at Commonwealth Bank of Australia, where he served as Group Executive, Premium Business Services (2006 to 2009), Group Executive, Investment and Insurance Services (2002 to 2006) and Chief Financial Officer (2001 to 2002). From 1991 to 2001, Mr. Grimshaw held a variety of roles at National Australia Bank (including Chief Executive Officer – Great Britain, and other executive roles in Credit, Institutional Banking, Corporate Financial Services and Global Business Financial Services). Mr. Grimshaw began his career at Australia and New Zealand Banking Group (1983 to

1991). Mr. Grimshaw represented New Zealand in Field Hockey at the 1984 Olympics and has a Bachelor of Commerce and Administration degree from Victoria University in Wellington, New Zealand and an MBA from Melbourne University. He has also completed the Program for Management Development at Harvard Business School. Mr. Grimshaw also serves on the board of directors of Cash Converters International Limited.
Director qualifications: leadership, chief executive officer and executive management experience; broad business and strategically relevant experience; financial experience; international experience and global perspective; industry knowledge; experience in developing growth strategies; personnel development; deep understanding of conducting business in highly regulated environments.

•
Matthew W. Appel — Mr. Appel joined EZCORP as a director in January 2015 and is Chair of the Audit Committee and a member of the Governance Committee. Mr. Appel spent 37 years in finance, administration and operations roles with a variety of companies, most recently Zale Corporation, a NYSE listed jewelry retailer, where he served as Chief Financial Officer from May 2009 to May 2011 and Chief Administrative Officer from May 2011 to July 2014 and co-led the successful turnaround of the company. Prior to joining Zale, Mr. Appel was Chief Financial Officer of EXL Service Holdings, Inc., a NASDAQ listed business process solutions company (February 2007 to May 2009); spent four years (February 2003 to February 2007) at Electronic Data Systems Corporation, serving as Vice President, Finance and Administration BPO and Vice President, BPO Management; and held a variety of finance and operations roles from 1984 to 2003 at Tenneco Inc., Affiliated Computer Services, Inc. and PricewaterhouseCoopers. Mr. Appel began his professional career with Arthur Andersen & Company, working there from 1977 to 1984. Mr. Appel received an MBA in Accounting from the Rutgers University Graduate School of Business in 1977 and a Business Administration degree from Rutgers College in 1976. Mr. Appel is a Certified Public Accountant and a Certified Management Accountant.

Director qualifications: leadership, chief financial officer and executive management experience; broad business and strategically relevant experience; retail management experience; financial experience, including accounting, tax and financial reporting; experience in developing growth strategies; personnel development.

•
Lachlan P. Given — Mr. Given was appointed to the Board of Directors as Non-Executive Chairman in July 2014, became Executive Vice Chairman in August 2014 and Executive Chairman in February 2015. Mr. Given serves on the Compensation Committee and was Chair of that committee until October 2015. Mr. Given is the sole beneficial owner of LPG Limited (HK), a business and financial advisory firm, and prior to assuming the role of Executive Vice Chairman of EZCORP, provided international financial and advisory serves to a number of companies, including EZCORP from October 2012 to June 2014. Since 2004, Mr. Given has also served as a consultant and advisor to Madison Park LLC, which has, in the past, provided certain advisory services to the Company. Madison Park is wholly owned by Phillip E. Cohen, who is the beneficial owner of all of our Class B Voting Common Stock. Mr. Given is also a director of The Farm Journal Corporation, a 134-year old pre-eminent U.S. agricultural media company; Senetas Corporation Limited (ASX: SEN), the world's leading developer and manufacturer of certified, defense-grade encryption solutions; CANSTAR Pty Ltd, the leading Australian financial services ratings and research firm; and RateCity.com Pty Ltd, one of Australia's largest Internet based financial services comparison organizations. Mr. Given began his career working in the investment banking and equity capital markets divisions of Merrill Lynch in Hong Kong and Sydney, Australia, where he specialized in the origination and execution of a variety of M&A, equity, equity-linked and fixed income transactions. Mr. Given also serves on the board of directors of Cash Converters International Limited.

Director qualifications: broad business experience; financial experience and expertise; international experience and global perspective; industry knowledge; experience in developing growth strategies; understanding of our unique business environment.

•
Santiago Creel Miranda — Mr. Creel joined EZCORP as a director in January 2014 and is a member of the Compensation Committee and Governance Committee. Mr. Creel is a former Senator of Mexico, having served from 2006 to 2012. During his term, he acted as Speaker of the Senate and Chairman of the Senate's Political Coordination Committee. Prior to being elected to the Senate, Mr. Creel served as Secretary of Governance in President Vicente Fox's administration from 2000 to 2005 and as a Federal Deputy (Congressman) in the 57th Congress, where he was Vice Speaker of the Chamber of Deputies and chaired the Government and Constitutional Issues Committee. Mr. Creel practiced law with the firm of Noriega y Escobedo in Mexico City for almost 20 years, and has been a legal consultant to many companies, both domestic and foreign, as well as to international organizations and to the Mexican government. Mr. Creel is now a member of the governing body of Pacto por México, which sponsors an extensive agenda of political, economic and structural changes in Mexico.

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

•
Pablo Lagos Espinosa — Mr. Lagos joined EZCORP as a director in October 2010. He is Chair of the Compensation Committee and a member of the Audit Committee and Governance Committee. Mr. Lagos served as President and Chief Executive Officer of Pepsi Bottling Group Mexico from 2006 to 2008 and as its Chief Operating Officer from 2003 to 2006. He previously held various executive management positions with Pepsi Bottling Group, PepsiCo Inc., Unilever Mexico and PepsiCola International, Inc., concentrating exclusively in Latin America. Since his retirement in December 2008, Mr. Lagos has been an investor and consultant in various private business ventures and has served as a keynote speaker on organizational leadership and management. He currently serves as Chairman of the Board and Executive President for the Mexican subsidiary of Areas, a Spanish global organization dedicated to restaurant and retailing operations in key public transportation hubs, and as Chairman of the board of Residencial Puente de Piedra, a privately held enterprise focused on developing affordable housing projects in and around Mexico City.

Director qualifications: leadership, chief executive officer and executive management experience in significant multi-national environments; deep understanding of strategically important geographies and international markets; risk management experience; financial experience; experience in developing, implementing and managing strategic plans, including international expansion; personnel development; legislative and government relations experience

•
Thomas C. Roberts — Mr. Roberts rejoined the Board of Directors in July 2014 and serves as a member of the Audit Committee, the Compensation Committee and the Governance Committee. He previously served as a director from January 2005 to January 2014 and was Lead Director from November 2008 until September 2013. He also served as a member of both the Audit Committee and the Compensation Committee until September 2013. Since 1990, Mr. Roberts has been a private investor and is currently Chairman of the Board of Directors of Pensco, Inc., a financial services company, having previously served as a senior executive (including Chief Financial Officer) of Schlumberger, Ltd. (1970 to 1985) and President of Control Data Computer Systems and Services and a member of the board of directors of Control Data Corporation (1985 to 1989).

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

•
Joseph L. Rotunda — Mr. Rotunda was named President, North American Pawn in May 2015. He has a relationship with the Company that spans the past 15 years. Mr. Rotunda joined EZCORP as President and Chief Operating officer and a director in February 2000 and was promoted to its Chief Executive Officer in August 2000. He retired from that position, and as a member of the Board of Directors, in October 2010 and became a consultant to the Company pursuant to a five-year consulting agreement. That agreement was mutually terminated in November 2013, and Mr. Rotunda rejoined the Board of Directors in July 2014. Prior to joining EZCORP in 2000, Mr. Rotunda was the Chief Operating Officer of G&K Services, Inc. (1998 to 2000) and held several executive positions, including Executive Vice President and Chief Operating Officer, with Rent-A-Center, Inc. (1991 to 1998). Mr. Rotunda served as a director of EasyHome Ltd of Toronto, Canada from 2000 until 2010. Mr. Rotunda also currently serves as a member of the board of directors of eCommission Financial Services, Inc., headquartered in Austin, Texas.

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
Executive Officers
Set forth below are the name, age, position and biographical information of each of the persons serving as our executive officers as of November 1, 2014, except for Mr. Grimshaw, Mr. Given and Mr. Rotunda whose biographical information is included under “Board of Directors” above:

Name	Age	Title

Stuart I. Grimshaw	54	Chief Executive Officer
Lachlan P. Given	38	Executive Chairman
Scott Alomes	56	Chief Human Resources Officer
Mark Ashby	55	Chief Financial Officer
Jodie E. B. Maccarrone	38	Chief Strategy Officer and Vice Chair, Grupo Finmart
Joseph L. Rotunda	68	President, North American Pawn
F. Carl Spilker, III	50	Chief Risk Officer
Jacob Wedin	44	Chief Business Development Officer
Thomas H. Welch, Jr.	60	Senior Vice President, General Counsel and Secretary
William E. Wood	44	Chief Information Officer
Scott Alomes — Mr. Alomes has been serving as Chief Human Resources Officer since he joined us in March 2015. He has over 30 years in Human Resources experience in the financial services industry. Prior to joining us, Mr. Alomes was the Human Resources Leader in the Southern Region for Crowe Horwath Australia. Prior to that, he held Human Resource positions at ClearView Wealth Ltd., Suncorp, Commonwealth Bank and National Australia Bank. Mr. Alomes received his Bachelor of Arts degree from the University of Tasmania, Australia.
Mark Ashby — Mr. Ashby joined EZCORP as Chief Financial Officer in May 2015. He previously served as Chief Financial Officer of Meyer Holdings Limited, Australia's largest department store group; Chief Financial Officer and Group General Manager, Home and Trade Division of Mitre 10 Australia Ltd., a large home improvement and hardware retailer and wholesaler; Founder and Director, Business Development and Funding Consulting for Clearview Business Advisory Pty Ltd., a business consulting firm; Chief Financial Officer for The Ozitel Network, a joint venture telecommunications company set up by Motorola Inc.; and Finance Director for Sportsgirl Sportscraft Group. Mr. Ashby also spent nine years with Motorola Australia Pty Ltd. in various finance and accounting roles, including Director of Finance, Australasia and Director of Customer Finance, Asia.
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
F. Carl Spilker, III — Mr. Spilker joined EZCORP in May 2015 as Chief Risk Officer. Previously he was the Senior Vice President and Chief Credit Officer at Dollar Financial Group (“DFG”) Global Corp. in charge of domestic and international risk management and analytics operations. He was with DFG from July 2008 through May 2015. In other prior positions he was Director of Credit at Lloyds Bank, Vice President of Consulting and Analtyics at Experian-Scores Americas and Vice President of Decision Management at Citigroup/The Associates. Mr. Spilker received his Business Administration degree from the University of Memphis.
Jacob Wedin — Mr. Wedin joined EZCORP in September 2015 as Chief Business Development Officer. Prior to joining us, Mr. Wedin was the CEO of the Mexico Division at Bayport Financial Services, a provider of consumer financial services including short, medium, and long-term loans, where he led Bayport’s expansion into Mexico. Prior to that, he was Bayport’s Business Development Executive in Latin America. Prior to joining Bayport, he served as a representative of the Swedish Trade Commissions for several countries in Latin American and the Caribbean, based in Brazil. He is a native of Sweden and received his MBA from the American International University in London.

Thomas H. Welch, Jr. — Mr. Welch joined us in April 2009 as Senior Vice President, General Counsel and Secretary. He joined Dell Inc.’s legal department in 1995, and served as Vice President, Legal and General Corporate Counsel from April 1999 to April 2008. Mr. Welch was principally responsible for legal support of Dell’s corporate securities, corporate finance, mergers and acquisitions, financial services, executive compensation and benefits, facilities, corporate governance and general corporate matters. From 1992 to 1995, Mr. Welch was Vice President - Corporate Development of Parker & Parsley Petroleum Company (predecessor to Pioneer Natural Resources Company), and previously was a shareholder with the law firm of Johnson & Gibbs, P.C., Dallas, Texas.
William E. Wood — Mr. Wood joined EZCORP as Chief Information Officer in April 2014. He has spent his career in retail, working in various management and executive positions with PetSmart, Inc., Revco Drug Stores, Inc., Darice, Inc. and Dollar General Corporation before serving as Vice President, CIO, Supply Chain & Customer Care for Brookstone, Inc. and Vice President and Chief Information Officer for Bass Pro Shops. Mr. Wood has served as a board member for several charities, including Goodwill of Middle Tennessee, Camp Allen, NH and Easter Seals of Central Texas. He graduated with an MBA from Vanderbilt University’s Owen Graduate School of Management in 2004. Mr. Wood resigned from the Company, effective December 11, 2015.
Section 16(a) Beneficial Ownership Reporting Compliance
Based on written representations and a review of the relevant Forms 3, 4 and 5, during fiscal 2014, all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act.
Code of Conduct
We maintain a Code of Conduct that is applicable to all of our employees, including our chief executive officer, chief financial officer and chief accounting officer. That Code of Conduct, which satisfies the requirements of a “code of ethics” under applicable SEC rules, contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code, and accountability for adherence to the code. A copy of the Code of Conduct is posted in the Investor Relations section of on our website at www.ezcorp.com
We will post any waivers of the Code of Conduct, or amendments thereto, that are applicable to our chief executive officer, our chief financial officer or chief accounting officer in the Investor Relations section of our website at www.ezcorp.com. To date, there have been no such waivers.
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

Rule 5615(c)(2), however, provides that a “Controlled Company” is exempt from the requirement to have a majority of independent directors and from the requirements to have independent director oversight over executive compensation and director nominations. The Listing Rules define a “Controlled Company” as a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. EZCORP is a “Controlled Company” within this meaning by virtue of the fact that 100% of the outstanding Class B Voting Common Stock (the only class of voting securities outstanding) is held of record by MS Pawn Limited Partnership and beneficially by Phillip E. Cohen. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Committees of the Board” and “Part III, Item 13 — Certain Relationships and Related Transactions and Director Independence — Director Independence.”

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

The Audit Committee is comprised entirely of directors who satisfy the standards of independence described under “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence,” as well as additional or supplemental independence standards applicable to audit committee members established under applicable law and NASDAQ listing requirements. The Board has determined that each Audit Committee member meets the NASDAQ “financial literacy” requirement and that Mr. Appel, Chair of the committee, is a “financial expert” within the meaning of the current rules of the SEC.

•
Compensation Committee — The Compensation Committee reviews and approves, on behalf of the Board, the amounts and types of compensation to be paid to our executive officers; reviews and recommends to the full Board the amount and type of compensation to be paid to our non-employee directors; reviews and approves, on behalf of the Board, all bonus and equity compensation to be paid to our other employees; and administers our stock compensation plans. Until September 2014, the Compensation Committee was comprised entirely of directors who satisfy the standards of independence described under “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence,” as well as additional or supplemental independence standards applicable to compensation committee members established under applicable law and NASDAQ listing requirements. Since September 2014, pursuant to the NASDAQ Controlled Company exemption described above, the Compensation Committee has included certain non-independent directors (Mr. Given and Mr. Rotunda (until May 2015)). See “Part III, Item 11 — Executive Compensation — Compensation Discussion and Analysis — Composition of the Compensation Committee.” The committee has formed an “independent subcommittee,” consisting solely of independent directors, to consider and approve any items of compensation that are required to be approved solely by “independent,” “non-employee” or “outside” directors.

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
Meetings and Attendance — The following table sets forth the number of meetings held during fiscal 2015 by the Board of Directors and each committee thereof, as well as the number of times during the year that action was taken by unanimous written consent. All directors attended at least 75% of the meetings of the Board and of the committees on which they served.

	Fiscal 2015
	Meetings Held	Action by Unanimous Written Consent

Board of Directors	10	17
Audit Committee	21	1
Compensation Committee	11	12

ITEM 11 — EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis describes our compensation practices and the executive compensation policies, decisions and actions of the Compensation Committee of our Board of Directors (the “Committee”). It focuses specifically on compensation earned during fiscal 2015 by Stuart Grimshaw (who has served as principal executive officer since February 2, 2015), Mark Ashby (who has served as principal financial officer since May 26, 2015), Lachlan P. Given, Thomas H. Welch, Jr. and Jodie Maccarrone (the three other most highly compensated executive officers who were serving as executive officers at the end of fiscal 2015), as well as Mark E. Kuchenrither (who served as principal executive officer from July 18, 2014 through February 1, 2015, and principal financial officer through May 26, 2015). This group is referred to collectively as the "Named Executive Officers."
Composition of the Compensation Committee
During fiscal 2015, the Company, relying on the controlled company exemption provided by the Nasdaq listing rules, has included two non-independent directors (Mr. Given and Mr. Rotunda) on the Compensation Committee. See Part II, Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Controlled Company Exemptions.” When Mr. Rotunda was appointed to the executive position of President, North American Pawn, on May 25, 2015, the Board of Directors determined that he should no longer serve on the Committee. Santiago Creel Miranda was added to the Committee effective August 7, 2015. On October 15, 2015, Pablo Lagos Miranda was appointed Chair of the Committee in place of Mr. Given, who remains on the Committee as the only non-independent member.
The Board of Directors believes that, with the unique perspective of the non-independent member combined with the perspectives of the independent members, the current Committee is well-situated to act in the interests of all Company stockholders. The Committee has formed a sub-committee consisting of only independent directors (Mr. Lagos and Mr. Roberts) to act on and approve any executive compensation matters that require approval of solely independent directors. Even though Mr. Creel is considered to be independent (see “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence”), he is not included on the independent sub-committee due to the relationship described in “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence — Related Party Transactions.”
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

In support of this philosophy, and in order attract high caliber talent to support our goal of improving financial results, the Committee has designed compensation plans that provide:

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

Components — Executive officer “total direct” compensation is composed of three principal components, each one contributing to the accomplishment of our compensation program goals:

Compensation Component	Description	Attract and Retain	Pay for Performance	Shareholder Alignment	Long-term Commitment

Base Salary	• A market-competitive salary is an essential factor in attracting and retaining qualified personnel.	✓
Annual Incentives	• Annual cash bonus opportunity that is tied to an assessment of annual corporate and business unit financial performance, as well as individual contribution.	✓	✓	✓
Long-term Incentives	• Equity incentive grants, including performance-vested restricted stock grants tied to achievement of consistent multi-year growth in earnings and stockholder value.	✓	✓	✓	✓
	• Annual Supplemental Executive Retirement Plan contributions that vest over three years.	✓			✓
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

In light of the significant changes among our senior management team during fiscal 2015, the Committee will continue to reevaluate the appropriate mix for fiscal 2016 and beyond, including a particular emphasis on performance-based long-term incentive compensation with challenging strategic performance conditions.
Compensation Methodology and Process
Role of the Committee
The Board of Directors has authorized the Committee to establish the compensation programs for all executive officers and to provide oversight for compliance with our compensation philosophy. The Committee delegates the day-to-day administration of the compensation plans to management, but retains responsibility for ensuring that the plan administration is consistent with the Company's policies.
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
For the past several years, the Committee has retained Pearl Meyer & Partners (“Pearl Meyer”) as its independent executive compensation consultant. None of our management participated in the Committee's decision to retain Pearl Meyer. Pearl Meyer reports directly to the Committee, and the Committee may replace Pearl Meyer or hire additional consultants at any time. Pearl Meyer communicates with, and attends meetings of, the Committee as requested; however, the Committee makes all decisions regarding the compensation of the Company's executive officers.
Pearl Meyer provides various executive compensation services to the Committee, including advising the Committee on the principal aspects of our executive compensation program and evolving best practices and providing market information and analysis regarding the competitiveness of our program design and award values in relationship to our performance.
The Committee regularly reviews the services provided by its outside consultants and believes that Pearl Meyer is independent in providing executive compensation consulting services. In making this determination, the Committee noted the following:

•
Pearl Meyer has not provided any services to the Company or management other than services requested by or with the approval of the Committee, and its services have been limited to executive compensation consulting. Specifically, Pearl Meyer has not provided, directly or indirectly through affiliates, any non-executive compensation services, including pension consulting or human resource outsourcing.

•	In any year, fees we paid to Pearl Meyer were less than 1% of Pearl Meyer's total revenue for that year.

•	Pearl Meyer maintains a conflicts policy, which was provided to the Committee, with specific policies and procedures designed to ensure independence.

•	None of the Pearl Meyer consultants working for the Company, or Pearl Meyer, has any business or personal relationship with Committee members or any executive officer of the Company

•	None of the Pearl Meyer consultants working on Company matters directly own Company stock.
The Committee continues to monitor the independence of its compensation consultant on a periodic basis.
Role of Management
The Committee also receives data regarding compensation trends, issues and recommendations from management. One member of management, Mr. Given, is a member of the Committee and participates in Committee discussions, deliberations and decisions (except for those matters that require approval solely of independent directors, in which case the decisions are made by a subcommittee consisting of only independent directors).

Other members of management, including our Chief Executive Officer, our Chief Human Resources Officer and our General Counsel, attend Committee meetings at the invitation of the Committee. In addition, our Chief Executive Officer provides input on individual performance and recommendations regarding compensation adjustments to the Committee for positions other than his own.
2015 Competitive Posture
As noted above, the Committee generally targets total compensation at the 75th percentile for our executive officers as a group. However, it does not consider that philosophy to be a prescription for each individual executive officer. Various factors affect the relationship between target total direct compensation for each individual executive and our targeted market reference point, including specific retention concerns, tenure, internal equity, year-over-year volatility of market data and the comparability of available market benchmarks.
Fiscal 2015 was a unique year for the Company in terms of the composition of the executive team and, consequently, executive compensation. During the year, all but two executive officer positions were replaced or filled with newly hired employees. Therefore, the Committee’s decisions regarding compensation for individual executive officers were based primarily on arms-length negotiations with candidates, taking into consideration a variety of factors, including the market dynamics for the particular position being filled and the compensation levels that have to be matched in order to attract the desired candidates. The Committee believes that the compensation terms offered to each of the new executive officers reflect the competitive market for the level of talent the Company is trying to attract, and will continue to benchmark the compensation levels for each executive officer position against relevant market data.
2016 Competitive Posture
In September 2015, the Committee engaged Pearl Meyer to do a full executive compensation review for the purpose of setting fiscal 2016 compensation levels. It will continue to be the Committee's intent to design our compensation plans to approximate the 75th percentile for target total direct compensation for our executive officers as a group, with a significant portion of total compensation being delivered in the form of performance-based long-term incentive awards, so that actual realized compensation will be heavily dependent upon performance and directly aligned with long-term growth in stockholder value.
Benchmarking and Peer Group Data
While the Committee does not set compensation levels for our executive officers based solely on survey or peer group benchmarks, the Committee does regularly refer to external benchmarking data in their deliberations in order to ensure that the pay opportunities offered to our executives are appropriate in light of our performance relative to our peers. In September 2015, the Committee asked Pearl Meyer to conduct a competitive compensation review for our executive officers in order to benchmark compensation for fiscal 2016. Data in the Pearl Meyer study were collected from several sources, including published compensation surveys and peer company proxy statements.
Competitive pay data for our Named Executive Officers was collected from SEC filings for a peer group of 15 publicly-traded companies. The peer group includes companies that are direct competitors within our industry, have similar business models to our company or have comparable key executive roles.

Fiscal 2016 Compensation Peer Group

Peer Company	Stock Symbol	Primary Business

Aaron’s Inc.	AAN	Specialty Retail
Credit Acceptance Corp.	CACC	Consumer Finance
Cardtronics Inc.	CATM	Consumer Finance — IT Services
Cash America International, Inc.	CSH	Consumer Finance — Pawn & Payday Lending
First Cash Financial Services Inc.	FCFS	Consumer Finance — Pawn & Payday Lending
Green Dot Corporation	GDOT	Consumer Finance — Debit Cards
H&R Block, Inc.	HRB	Diversified Consumer Services
Heartland Payment Systems, Inc.	HPY	Consumer Finance — IT Services
Moneygram International Inc.	MGI	Consumer Finance — Money Transfer and Payment Services
Outerwall Inc.	OUTR	Specialty Retail
Rent-a-Center, Inc.	RCII	Specialty Retail
Springleaf Holdings Inc.	LEAF	Consumer Finance
Total System Services Inc.	TSS	Consumer Finance — IT Services
WEX Inc.	WEX	Consumer Finance — Payment Card Solutions
World Acceptance Corp.	WRLD	Consumer Finance — Small Loans
Survey Data
To supplement peer group data, Pearl Meyer also provided compensation statistics from a review of published compensation surveys. Survey data reflected compensation rates across a broad group of general industry companies with revenues of around $1 billion. Using a robust survey sample in combination with peer group data (along with the practice of reviewing market quartiles, as opposed to averages) mitigates the impact of outliers, year-over-year volatility of compensation levels and the risk of selection bias
Compensation Risk
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
Our executive compensation program provides a balance of short-term and long-term incentives that reward achievement of profitable, consistent and sustainable results.

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

The following table shows, for each of our Named Executive Officer, the base salaries that were in effect for fiscal 2014 (where applicable) and fiscal 2015. The increases, where applicable, were effective October 1, 2014.

Named Executive Officer	Position	Fiscal 2014	Fiscal 2015	Increase
		Base Salary	Base Salary

Stuart Grimshaw (a)	Chief Executive Officer	—	$1,000,000	N/A
Mark Ashby (b)	Chief Financial Officer	—	700,000	N/A
Lachlan P. Given (c)	Executive Chairman	600,000	600,000	—%
Thomas H. Welch, Jr.	Senior Vice President, General Counsel and Secretary	375,000	410,000	9%
Jodie E. B. Maccarrone (d)	Chief Strategy Officer, Vice Chairman Grupo Finmart	400,000	400,000	—%
Mark E. Kuchenrither (e)	Former President and Chief Executive Officer and Former Chief Financial Officer	700,000	800,000	14%

(a)
Mr. Grimshaw joined the Company as Executive Chairman in November 2014 and became Chief Executive Officer in February 2015. His base salary was negotiated at the time he joined the Company and did not change when he became Chief Executive Officer.

(b)	Mr. Ashby joined the Company as Chief Financial Officer in May 2015. His base salary was negotiated at the time he joined the Company.

(c)
Mr. Given joined the Company as Executive Vice Chairman in August 2014 and became Executive Chairman in February 2015. His base salary was negotiated at the time he joined the Company and did not change when he became Executive Chairman.

(d)	Ms. Maccarrone was promoted to President, Global Financial Services in July 2014, and in connection with that promotion, her base salary was increased from $340,000 to $400,000 (18%).

(e)
Mr. Kuchenrither served as President and Chief Executive Officer until February 2015, when he became President and Chief Operating Officer. He also served as Chief Financial Officer until May 2015, when he became a consultant to the Company.

In October 2015, the Committee determined that the base salaries for the executive officers would be held flat for fiscal 2016 (other than modest market adjustments for two of the executive officers). None of the Named Executive Officers received any base salary increase for fiscal 2016. Consequently, the fiscal 2016 base salary for each of the Named Executive Officers (other than Mr. Kuchenrither) will be the same as the base salary for fiscal 2015, as shown in the table above.
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
For fiscal 2015, the incentive bonus opportunity for each executive officer was a function of a designated target amount (stated as a percentage of base salary) and a business performance modifier ranging from 0% to 150% based on the achievement of specified levels of consolidated net income. The following table sets forth the incentive bonus target (stated as a percentage of base salary) for each of the Named Executive Officers:

Named Executive Officer	FY 2015 Target Amount	Business Performance Modifier Based On
	(as a % of base salary)

Mr. Grimshaw (a)	250%	Consolidated net income attributable to EZCORP, Inc.
Mr. Ashby	100%	Consolidated net income attributable to EZCORP, Inc.
Mr. Given (b)	150%	Consolidated net income attributable to EZCORP, Inc.
Mr. Welch	75%	Consolidated net income attributable to EZCORP, Inc.
Ms. Maccarrone	100%	Consolidated net income attributable to EZCORP, Inc.
Mr. Kuchenrither	150%	Consolidated net income attributable to EZCORP, Inc.

(a)
As previously disclosed, the terms of Mr. Grimshaw’s employment, which were negotiated at the time he joined the Company, call for a Target Amount of 250% of base salary for the first year (fiscal 2015) and increasing by 25 percentage points per year up to 400% after six years. The annual short-term incentive bonus will be payable two-thirds in cash and one-third in the form of restricted stock subject to vesting over one or two years.

(b)
Pursuant to the terms of Mr. Given’s employment, any short-term incentive bonus for fiscal 2015 will be payable (at the Company’s option) two thirds in cash and one third in the form of restricted stock subject to vesting over one year.

Whether a participant was awarded the full payout depended on the evaluation of such participant’s individual performance against specified key performance indicators for each participant. During fiscal 2015, the Company failed to achieve the minimum performance goals established by the Committee at either the consolidated or business unit level. Consequently, no incentive bonuses were paid for fiscal 2015. The Committee did, however, approve certain “retention bonuses” in November 2016, which are discussed below under “Discretionary Bonuses.”
In December 2015, the Committee approved the incentive bonus plan for fiscal 2016. The terms of the fiscal 2016 incentive bonus plan are substantially the same as those for fiscal 2015, except that the payout will be based on the achievement of specified levels of EBITDA rather than consolidated net income. The fiscal 2016 Targets Amount for each of the Named Executive Officers is the same as the fiscal 2015 Target Amount (as shown in the table above), except for Mr. Grimshaw, whose fiscal 2016 Target Amount is increased to 275% pursuant to the terms of his employment (as described in footnote (a) to the table above).
Discretionary Bonuses
In November 2015, the Committee approved “Retention Bonus” awards to be paid to selected key employees, including the executive officers. In approving such awards, the Committee recognized that the Company’s fiscal 2015 performance would not generate any payout under the previously-approved fiscal 2015 incentive compensation plan. Nevertheless, the Committee considered the need to provide appropriate compensation opportunities in order to attract and retain high performing executives and other key employees who are critical to the Company’s future success. The following table shows the amount of the Retention Bonus that was approved for each of the Named Executive Officers:

Named Executive Officer	Retention Bonus

Mr. Grimshaw	$1,250,000
Mr. Ashby	122,750
Mr. Given	450,000
Mr. Welch	153,750
Ms. Maccarrone	200,000
In each case, the amount of the Retention Bonus is equal to 50% of the target payout that would have been paid under the fiscal 2015 incentive bonus plan. Mr. Ashby’s Retention Bonus was prorated to reflect the number of days he was employed by the Company during fiscal 2015.
Special Short-Term Incentive Bonus Awards for Mr. Grimshaw
As previously disclosed, when Mr. Grimshaw was hired as Executive Chairman, he was given two special short-term bonus opportunities:

•
An “initial” short-term incentive bonus opportunity of $600,000 based on his performance against objectives established by the Committee. In March 2015, those objectives were revised to better reflect the Company’s strategic position and were designed to drive the implementation of a strategic restructuring plan (measured by significant reductions in ongoing and recurring operating and administrative expenses). The Committee, after certifying that Mr.

Grimshaw had achieved the established performance objectives, approved payout of the bonus in May 2015 in accordance with the terms of Mr. Grimshaw’s offer letter.

•
An additional $460,000 per year for the first two years of his employment contingent upon the Company achieving specified performance metrics based on sustained growth in EBITDA. The Committee reviewed the EBITDA performance for fiscal 2014 and fiscal 2015, and after adjusting the EBITDA for both years to account for the restructuring of the business and other special circumstances, determined that, based on the EBITDA growth in the core businesses from fiscal 2014 to fiscal 2015, the performance objectives had been achieved. Consequently, the Committee approved payout of the bonus in October 2015 in accordance with the terms of Mr. Grimshaw’s offer letter.

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
All of our executive officers are eligible to receive equity incentive awards. Our approach to long-term incentive compensation for our executive officers for fiscal 2015 provides for equity awards that vest over multiple years based upon achievement of sustained earnings growth as measured by the compound annual growth rate in EBITDA over the performance period. They are also eligible for awards tied to achievement of specified stock prices ranging from $15 to $80 per share. The Committee believes that the value delivered to executives through long-term equity awards should reflect the value realized by all stockholders. Therefore, the grants to executive officers are subject to performance-based vesting requirements tied to measurable financial objectives or stock price, in addition to time-based vesting, which encourages retention and a long-term strategic view of creating stockholder value.
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
During fiscal 2015, the Committee approved restricted stock awards for our key employees, including the executive officers. The approved awards for the non-executive officers generally call for vesting over a three-year period contingent upon the Company having achieved specified EBITDA growth goals. The approved awards for the executive officers were divided into two portions, with one portion vesting over a three-year period contingent upon the Company having achieved specified EBITDA growth goals and the other portion vesting over six years contingent upon the achievement of specified stock prices ranging from $15 to $80 per share.
The following table shows the approved fiscal 2015 awards (number of shares) for the Named Executive Officers:

Named Executive Officer	EBITDA-Based Vesting (a)	Stock Price-Based Vesting (b)

Mr. Grimshaw (c)	400,000	600,000
Mr. Ashby (d)	21,000	14,000
Mr. Given (e)	300,000	120,000
Mr. Welch	24,000	16,000
Ms. Maccarrone	24,000	16,000
Mr. Kuchenrither (f)	46,800	120,000

(a)
For Mr. Grimshaw and Mr. Given, these shares vest over a four-year period (one-fourth on September 30, 2015, one-fourth on September 30, 2016, one-fourth on September 30, 2018 and one-fourth on September 30, 2020); for Mr. Kuchenrither, these shares vest over a four-year period (one-half on September 30, 2016 and one half on September 30, 2018; and for Mr. Ashby, Mr. Welch and Ms. Maccarrone (and the remaining executive officers), these shares vest over a three-year period (one-third on September 30, 2015, one-third on September 30, 2016 and one-third on September 2017). In each case, vesting is contingent upon the achievement of specified EBITDA growth goals.

(b)
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

(c)	These awards were specified in Mr. Grimshaw’s offer letter.

(d)	These awards were specified in Mr. Ashby’s offer letter, and represent a prorated award based on the number of days during fiscal 2015 Mr. Ashby was employed by the Company.

(e)	These awards were specified in Mr. Given’s offer letter.

(f)	Mr. Kuchenrither has terminated his consulting agreement, effective January 4, 2016, and therefore, these shares will remain unvested and will be forfeited at that time.
Even though these awards were approved by the Committee in fiscal 2015, they were not actually issued due to an insufficient number of available shares in the 2010 Long-Term Incentive Plan. In February and March 2015, our voting stockholder approved additions to the plan of a sufficient number of shares to make the approved awards, but we were not able to register those shares on a Form S-8 registration statement or issue the awards during the time that we were delinquent with our periodic SEC filings due to the Grupo Finmart loan portfolio issues. Now that those issues have been resolved and we are again current in our SEC reporting obligations, we are in the process of filing the necessary registration statement to enable the issuance of these awards. When we issue these awards, the Committee has authorized us to issue them with vesting terms that match as closely as possible the intended vesting terms at the time of approval. Therefore, the portion of the awards that would have vested on or as of September 30, 2015 in accordance with their approved terms will be issued with no vesting restrictions, while the remainder of the awards will be issued with vesting terms matching the original approved terms. These awards will be treated for all purposes as fiscal 2015 awards even though they were not actually issued during fiscal 2015.
The Committee is currently considering the structure of the long-term incentive plan for fiscal 2016, and to date has not approved any awards for fiscal 2016.
Supplemental Executive Retirement Plan
We provide selected executives, including all of the Named Executive Officers, with a non-qualified Supplemental Executive Retirement Plan (“SERP”) in order to offset some of the negative impacts of the highly paid executive contribution limitations applicable to our 401(k) retirement savings plan. For 2015, the Committee approved contributions to the SERP for each of the executive officers equal to 10% of base salary. This resulted in the following contributions to the SERP for each of the Named Executive Officers:

Named Executive Officer	Fiscal 2015 SERP Contribution

Mr. Grimshaw	$100,000
Mr. Ashby (a)	—
Mr. Given	60,000
Mr. Welch	41,000
Ms. Maccarrone	40,000
Mr. Kuchenrither	80,000

(a)	Mr. Ashby became an executive officer in May 2015 and, therefore, did not receive a SERP contribution for fiscal 2015.
For 2016, the Committee has also approved contributions to the SERP equal to 10% of base salary for each of the executive officers, including the Named Executive Officers.
Other Benefits and Perquisites
The executive officers participate in other benefit plans on the same terms as other employees. These plans include medical, dental and life insurance benefits, and our 401(k) retirement savings plan. In addition, we provide supplemental healthcare benefits to our executive officers. The amount of that benefit for the Named Executive Officers during fiscal 2015 is included in the “All Other Compensation” table below.
During fiscal 2015, we hired several new executive officers who relocated to Austin, Texas from other countries. To assist these executives with securing suitable housing arrangements in Austin, the Committee has approved temporary housing allowances to cover mortgage or rental payments actually made with respect to housing arrangements in the Austin, Texas area. Generally, these allowances apply for up to one year (two years, in the case of Mr. Grimshaw). The following table shows, for each of the Named Executive Officers who have temporary housing allowances, the amount of the allowance approved by the Committee, along with the amount actually utilized by the executive:

	Approved Temporary Housing Allowance		Amount of Allowance Utilized in Fiscal 2015 (a)
Named Executive Officer	Amount (per month)	Period

Mr. Grimshaw	$25,000	Through Nov 2016	$168,393
Mr. Ashby	12,000	Through May 2016	58,258
Mr. Given	10,000	Through Feb 2016	85,033

(a)	These amounts are included in the “All Other Compensation” column of the Summary Compensation table below.
In addition, our executives who come to the U.S. from other countries find it difficult to secure automobile leases because of their visa status. To assist with this difficulty, the Company has either purchased or leased automobiles on behalf of certain of our expatriate executive officers and then leased or released the automobiles to the executives. We do not consider these arrangements to be compensatory, as the executives are reimbursing the Company the full costs associated with these arrangements.
Other Executive Compensation Matters
Severance — In May 2015, we entered into a consulting agreement with Mr. Kuchenrither, pursuant to which Mr. Kuchenrither will provide certain consulting and advisory services as directed by the Chief Executive Officer. During the term of the agreement, the Company will pay Mr. Kuchenrither $450,000 per year and will continue Mr. Kuchenrither’s executive-level healthcare benefits. The agreement runs for two years, unless sooner terminated by either party. If the agreement is terminated prior to the end of its stated two-year term, Mr. Kuchenrither, under certain circumstances, will be entitled to a severance payment equal to $800,000 (the amount of the severance benefit Mr. Kuchenrither was entitled to at the time he moved into a consulting role) less the aggregate amount of payments Mr. Kuchenrither previously received under the agreement. The agreement also allows for Mr. Kuchenrither to continue vesting in any existing equity awards in accordance with their terms. In the agreement, Mr. Kuchenrither provided a general release of claims against the Company and affirmed certain noncompetition and nonsolicitation obligations to which he is subject during the term of the agreement and for a period of one year thereafter. The terms of the agreement supersede and supplant all other obligations the Company has to pay severance to Mr. Kuchenrither. On November 30, 2014, Mr. Kuchenrither notified us that he would be terminating the agreement effective January 4, 2016. By reason of such termination, Mr. Kuchenrither will be entitled to a severance payment of approximately $575,000.
As of September 30, 2015, the company provides the following severance benefits to its executive officers:

•
Each of our executive officers will receive salary continuation for one year if his or her employment is terminated by the Company without cause. In addition, the severance arrangement for Jodie E. B. Maccarrone, an executive officer, includes (a) an amount equal to prorated annual incentive bonus at target for the year in which termination of employment occurs, (b) continuation of healthcare benefits for one year following termination of employment and(c) accelerated vesting of outstanding restricted stock, restricted stock units and SERP contributions awarded to Ms. Maccarrone prior to July 29, 2015; provided that these additional benefits will be payable only if Ms. Maccarrone’s employment is terminated by the Company without cause prior to August 1, 2017.

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
The additional severance benefits for Ms. Maccarrone (who was serving as President, U.S. Financial Services at the time we discontinued that business) were intended to incent Ms. Maccarrone to accept the position of Chief Strategy Officer and protect for a limited period of time the severance arrangement she would have received had her employment been terminated as a result of the discontinuance of the USFS business.
Restrictive Covenants — Each of the Company's executive officers, along with other key employees, has entered into a Protection of Sensitive Information, Non-competition and Non-solicitation Agreement, under which the executive is subject to confidentiality and non-disclosure obligations with respect to various categories of proprietary, competitively sensitive and confidential information. In addition, the executive has agreed that, for a period of one year (six months, in the case of Mr. Grimshaw) following the termination of employment with the Company, he or she will not compete with the Company (within a defined area) and will not solicit the Company's employees or suppliers.
Other Factors Affecting Compensation — In establishing total compensation for the executive officers, the Committee considers the effect of Section 162(m) of the Internal Revenue Code, which limits the deductibility of compensation paid to each covered employee. Generally, Section 162(m) prevents a company from receiving a federal income tax deduction for compensation paid to a covered employee in excess of $1 million for any year, unless that compensation is performance-based. To the extent practical, the Committee intends to preserve deductibility, but may choose to provide compensation that is not deductible if necessary to attract, retain and reward high-performing executives or if otherwise appropriate under the circumstances. For example, the Committee specifically acknowledged that the Retention Bonuses discussed above would not qualify as performance-based compensation for Section 162(m) purposes and, thus, will be subject to the tax deduction limitations specified in Section 162(m). The Committee nevertheless concluded that the benefits of paying the Retention Bonuses (as described above) made it appropriate under the unique circumstances of fiscal 2015.
Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2015.

Santiago Creel Miranda Lachlan P. Given Pablo Lagos Espinosa (Chair) Thomas C. Roberts
Compensation Committee Interlocks and Insider Participation
Mr. Given (who served as Chair of the Compensation Committee through all of fiscal 2015 and is still a member of the Committee) is also an executive officer of the Company. Joseph L. Rotunda (who served as a member of the Compensation Committee until assuming an executive officer role in May 2015) is a former executive of, and consultant to, the Company. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Committees of the Board — Compensation Committee.” Mr. Creel was a party to a loan transaction with Grupo Finmart that qualified as a “related party transaction.” See “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence.” The other two members of the Compensation Committee (Mr. Lagos and Mr. Roberts) are not and have never been an officer of or employed by the Company and do not have any relationship that requires disclosure under Item 404 of Regulation S K, the SEC’s rules requiring disclosure of certain relationships and related party transactions.
Mr. Grimshaw and Mr. Given (both executive officers of the Company) serve as directors of Cash Converters International Limited, and Mr. Cumins (a director) is the Managing Director and a member of the board of directors of Cash Converters International Limited. Mr. Given was appointed in 2014 to the Remunerations Committee of Cash Converters International Limited, but Mr. Cumins does not serve on the Company’s Compensation Committee.

Summary Compensation Table
The table below summarizes the total compensation for fiscal 2015, 2014 and 2013 for the Named Executive Officers. See “Part III, Item 11 — Executive Compensation — Compensation Discussion and Analysis” for a description of how we determined the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total

Stuart Grimshaw (6) Chief Executive Officer	2015	$865,385	$—	$5,314,000	$1,060,000	$278,817	$7,518,202
	2014	—	1,000,000	—	—	—	1,000,000
	2013	—	—	—	—	—	—
Mark Ashby Chief Financial Officer	2015	212,692	665,000	169,179	—	59,695	1,106,566
	2014	—	—	—	—	—	—
	2013	—	—	—	—	—	—
Lachlan P. Given (6)(7) Executive Chairman	2015	604,038	—	2,420,200	—	154,505	3,178,743
	2014	82,258	—	—	—	259,000	341,258
	2013	—	—	—	—	480,000	480,000
Thomas H. Welch, Jr. Senior Vice President, General Counsel and Secretary	2015	408,385	—	223,963	—	56,367	688,715
	2014	375,000	—	450,984	—	63,460	889,444
	2013	325,962	125,000	323,040	—	62,645	836,647
Jodie Maccarrone Chief Strategy Officer, Vice Chair Grupo Finmart	2015	400,000	—	223,963	—	55,367	679,330
	2014	350,385	—	360,525	—	132,193	843,103
	2013	247,115	100,000	232,185	—	—	579,300
Mark Kuchenrither Former President and Chief Executive Officer, Former Chief Financial Officer	2015	526,731	—	857,956	—	250,698	1,635,385
	2014	700,000	350,000	—	—	161,898	1,211,898
	2013	690,385	—	4,038,000	—	154,434	4,882,819

(1)
The Salary amounts in the above Summary Compensation Table reflect the gross amounts of base salary paid to each of the Named Executive Officers during the fiscal years so noted. The fiscal 2015 amounts for Mr. Grimshaw and Mr. Ashby reflect the number of days during fiscal 2015 that each was employed by the Company. The fiscal 2015 amount for Mr. Kuchenrither reflects the base salary paid while he was an executive officer.

(2)
The fiscal 2014 amount shown for Mr. Grimshaw and the fiscal 2015 amount shown for Mr. Ashby represent sign-on bonuses paid pursuant to the terms of their respective offer letters. The fiscal 2013 amounts shown for Ms. Maccarrone and Mr. Welch and the fiscal 2014 amount shown for Mr. Kuchenrither represent discretionary bonuses awarded in those years. This column does not include the Retention Bonuses that were approved and paid in November 2016, as those amounts were not “earned” until approved by the Compensation Committee.

(3)
Amounts represent the aggregate grant date fair value of restricted stock or restricted stock unit awards, computed in accordance with FASB ASC 718-10-25. See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” The actual value realized by the Named Executive Officer with respect to stock awards will depend on whether the award vests and, if it vests, the market value of our stock on the date the stock is sold.

The fiscal 2015 amounts reflect the awards that were approved in fiscal 2015 even though those awards were not actually issued. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above. The amounts shown represent a fair value of the performance and time-based awards of $6.17 per share, and fair value of the market-based shares between $2.25 and $8.51 per share depending on the stock price target that must be reached for vesting to occur.

(4)
The Company did not pay bonuses pursuant to the annual Incentive Compensation Plan for fiscal 2013, 2014 or 2015. The fiscal 2015 amounts shown for Mr. Grimshaw represents the special short-term incentive bonuses paid to Mr. Grimshaw pursuant to the terms of his offer letter and as described in “Compensation Discussion and Analysis — Components of Compensation — Special Short-Term Incentive Bonus Awards for Mr. Grimshaw” above.

(5)
Amounts include the cost of providing various perquisites and personal benefits (including housing allowances, where applicable), as well as the value of our contributions to the company-sponsored 401(k) plan and Supplemental Executive Retirement Plan. For detail of the amounts shown for each Named Executive Officer, see the table under “Other Benefits and Perquisites — All Other Compensation” below.

(6)
Mr. Grimshaw and Mr. Given also served on the board of directors of Cash Converters International Limited, and in that capacity received $53,927 and $78,953, respectively, in director fees during fiscal year 2015. These amounts are not included in the Summary Compensation Table, as the amount was paid by Cash Converters International Limited, which is not controlled by EZCORP.

(7)
The amounts shown for Mr. Given under All Other Compensation for fiscal 2014 and 2013 include amounts we paid to LPG Limited (HK), a business and financial advisory firm wholly-owned by Mr. Given, prior to August 12, 2014 (when Mr. Given became an executive officer) pursuant to consulting agreements between the Company and LPG Limited.

Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2015. For information about the plans under which these awards were granted, see “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonus” and “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above. In addition to the awards described below, Mr. Grimshaw received two special short-term incentive bonus opportunities pursuant to the terms of his offer letter and as described in “Compensation Discussion and Analysis — Components of Compensation — Special Short-Term Incentive Bonus Awards for Mr. Grimshaw” above.
Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Stock Awards: Number of Shares of Stock or Units (2)		Grant Date Fair Value (3)
Name	Grant Date	Threshold	Target	Maximum

Mr. Grimshaw	11/3/2014	1,250,000	$2,125,000	$2,500,000	1,000,000	(4)	$5,314,000
Mr. Ashby	5/26/2015	350,000	$700,000	$1,050,000	35,000	(5)	$169,179
Mr. Given	10/1/2014	450,000	$900,000	$1,350,000	420,000	(6)	$2,420,200
Mr. Welch	10/1/2014	153,750	$307,500	$461,250	40,000	(5)	$223,963
Ms. Maccarrone	10/1/2014	200,000	$400,000	$600,000	40,000	(5)	$223,963
Mr. Kuchenrither	10/1/2014	525,000	$1,050,000	$1,575,000	166,800	(7)	$857,956

(1)
The “Target” amount is the target award under the fiscal 2015 Incentive Compensation Plan. It represents a specified percentage of the Named Executive Officer’s fiscal 2015 base salary. The “Threshold” amount reflects the amount that would be paid if the minimum financial and other specified incentive goals are achieved, while the “Maximum” amount represents the amount that would be paid if the maximum financial and other specified incentive goals are achieved. As discussed in “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonuses,” the Company did not achieve the minimum level of specified business performance goals during fiscal 2015, and therefore, no bonuses were paid pursuant to the fiscal 2015 Incentive Compensation Plan. See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above.

(2)
Represents the number of shares of restricted stock awarded in fiscal 2015, although the awards have not yet been issued. See “Compensation Discussion and Analysis — Components of Compensation — Long-Tern Incentives” above.

(3)
Represents the full estimated grant date fair value of fiscal 2015 equity awards. This is the estimated amount we will expense in our financial statements over the awards’ vesting schedules, assuming a fair value of the performance and time-based awards of $6.17 per share, and fair value of the market-based shares between $2.25 and $8.51 per share depending on the stock price target that must be reached for vesting to occur.

(4)
Of these shares, 400,000 vest over a six-year period subject to specified EBITDA growth performance objectives (100,000 on September 30, 2015, 100,000 on September 30, 2016, 100,000 on September 30, 2018, and 100,000 on September 30, 2020), and 600,000 vest over a six-year period in specified amounts if the per-share trading price of our Class A Non-voting Common Stock achieves specified levels ranging from $15 to $80. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above..

(5)
Of these shares, 60% vest over a three-year period subject to specified EBITDA growth performance objectives (one-third on September 30, 2015, one-third on September 30, 2016 and one-third on September 30, 2017), and 40% vest over a six-year period in specified amounts if the per-share trading price of our Class A Non-voting Common Stock achieves specified levels ranging from $15 to $80. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(6)
Of these shares, 300,000 vest over a six-year period subject to specified EBITDA growth performance objectives (75,000 on September 30, 2015, 75,000 on September 30, 2016, 75,000 on September 30. 2018, and 75,000 on September 30, 2020), and 120,000 vest over a six-year period in specified amounts if the per-share trading price of our Class A Non-voting Common Stock achieves specified levels ranging from $15 to $80. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(7)
Of these shares, 46,800 vest over a four-year period subject to specified EBITDA growth performance objectives (23,400 on September 30, 2016 and 23,400 on September 30, 2018), and 120,000 vest over a six-year period in specified amounts if the per-share trading price of our Class A Non-voting Common Stock achieves specified levels ranging from $15 to $80. See “Compensation Discussion and Analysis — Components of Compensation — Long-term Incentives” above. In May 2015, the Company and Mr. Kuchenrither entered into a consulting agreement pursuant to which the vesting of these awards will continue in accordance with their terms unless the consulting agreement is terminated prior to the specified vesting dates. On November 30, 2015, Mr. Kuchenrither notified us that he was terminating the consulting agreement effective January 4, 2016. All of these shares will be forfeited upon the termination of that agreement. See “Compensation Discussion and Analysis — Other Executive Compensation Matters — Severance” above.

The following table sets forth certain information about outstanding stock awards held by the Named Executive Officers as of the end of fiscal 2015. None of the Named Executive Officers holds any stock options.
Outstanding Equity Awards at Fiscal Year-End

		Stock Awards
Name	Award Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)

Mr. Grimshaw	11/3/2014	1,000,000	(2)	$6,170,000
Mr. Ashby	5/26/2015	35,000	(3)	215,950
Mr. Given	10/1/2014	420,000	(4)	2,591,400
Mr. Welch	1/2/2013	10,666	(5)	65,809
	2/18/2014	34,400	(6)	212,248
	10/1/2014	40,000	(3)	246,800
Ms. Maccarrone	1/2/2013	3,833	(5)	23,650
	2/18/2014	18,333	(6)	113,115
	10/1/2014	40,000	(3)	246,800
Mr. Kuchenrither	1/2/2013	200,000	(7)	1,234,000
	10/1/2014	166,800	(8)	1,029,156

(1)	Market value is based on the closing price of our Class A Common Stock on September 30, 2015, the last market trading day of fiscal 2015 ($6.17).

(2)
Of these shares, 400,000 vest over a six-year period subject to specified EBITDA growth performance objectives (100,000 on September 30, 2015, 100,000 on September 30, 2016, 100,000 on September 30, 2018, and 100,000 on September 30, 2020), and 600,000 vest over a six-year period in specified amounts if the per-share trading price of our Class A Non-voting Common Stock achieves specified levels ranging from $15 to $80. See “Compensation Discussion and Analysis — Components of Compensation -—Long-Term Incentives” above.

(3)
Of these shares, 60% vest over a three-year period subject to specified EBITDA growth performance objectives (one-third on September 30, 2015, one-third on September 30, 2016 and one-third on September 30, 2017), and 40% vest over a six-year period in specified amounts if the per-share trading price of our Class A Non-voting Common Stock achieves specified levels ranging from $15 to $80. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(4)
Of these shares, 300,000 vest over a six-year period subject to specified EBITDA growth performance objectives (75,000 on September 30, 2015, 75,000 on September 30, 2016, 75,000 on September 30. 2018, and 75,000 on September 30, 2020), and 120,000 vest over a six-year period in specified amounts if the per-share trading price of our Class A Non-voting Common Stock achieves specified levels ranging from $15 to $80. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(5)
These shares vest over three years (one-third on October 1, 2013, one-third on October 1, 2014 and one-third on the October 1, 2015), so long as, at each vesting date, the Company has achieved an average annual compounded growth rate in EBITDA of at least 5% when compared to the Company’s EBITDA for the completed fiscal year immediately preceding the grant date. Any shares that do not vest as a result of the failure to attain the applicable performance goal will vest on the next succeeding vesting date so long as the performance goal for that succeeding vesting date has been attained. Based on the Company’s audited financial statements for fiscal 2014, the performance goal for the October 2014 vesting was not met, and the vesting of those shares has been deferred to October 1, 2015, subject to meeting the performance objective for the October 2015 vesting.

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

(7)
These shares vest over six years (one-third on October 1, 2014, one-third on October 1, 2016, and one-third on October 1, 2018), so long as, at each vesting date, the Company has achieved an average annual compounded growth rate in EBITDA of at least 5% when compared to the Company’s EBITDA for the completed fiscal year immediately preceding the grant date. Any shares that do not vest as a result of the failure to attain the applicable performance goal will vest on the next succeeding vesting date so long as the performance goal for that succeeding vesting date has been attained. Based on the Company’s audited financial statements for fiscal 2014, the performance goal for the October 2014 vesting was not met, and the vesting of those shares has been deferred to October 1, 2016, subject to meeting the performance objective for the October 2016 vesting. In May 2015, the Company and Mr. Kuchenrither entered into a consulting agreement pursuant to which the vesting of these awards will continue in accordance with their terms unless the consulting agreement is terminated prior to the specified vesting dates. On November 30, 2015, Mr. Kuchenrither notified us that he was terminating the consulting agreement effective January 4, 2016. All of these shares will be forfeited upon the termination of that agreement. See “Compensation Discussion and Analysis — Other Executive Compensation Matters — Severance” above.

(8)
Of these shares, 46,800 vest over a four-year period subject to specified EBITDA growth performance objectives (23,400 on September 30, 2016 and 23,400 on September 30, 2018), and 120,000 vest over a six-year period in specified amounts if the per-share trading price of our Class A Non-voting Common Stock achieves specified levels ranging from $15 to $80. See “Compensation Discussion and Analysis — Components of Compensation — Long-term Incentives” above. In May 2015, the Company and Mr. Kuchenrither entered into a consulting agreement pursuant to which the vesting of these awards will continue in accordance with their terms unless the consulting agreement is terminated prior to the specified vesting dates. On November 30, 2015, Mr. Kuchenrither notified us that he was terminating the consulting agreement effective January 4, 2016. All of these shares will be forfeited upon the termination of that agreement. See “Compensation Discussion and Analysis — Other Executive Compensation Matters — Severance” above.

Option Exercises and Stock Vested
The following table sets forth, with respect to each of the Named Executive Officers, certain information about option exercises and restricted stock vesting during fiscal 2015.

Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting		Value Realized on Vesting (1)

Mr. Grimshaw	—		—
Mr. Ashby	—		—
Mr. Given	—		—
Mr. Welch	—		—
Ms. Maccarrone	13,000	(2)	128,960
Mr. Kuchenrither	—		—

(1)	Computed using the fair market value of the stock on the date of vesting.

(2)	These shares vested on October 1, 2014 (market value of $9.92 per share on the date of vesting).
Other Benefits and Perquisites
401(k) Retirement Plan — All employees are given an opportunity to participate in our 401(k) retirement savings plan (following a new-hire waiting period). This plan allows participants to have pre-tax amounts withheld from their pay and provides for a discretionary employer matching contribution (historically, 25% up to 6% of salary). Until fiscal 2015, we made the matching contribution in the form of shares of our Class A Non-voting Common Stock, but made the fiscal 2015 matching contribution in the form of cash. Participants may invest their contributions in various fund options, but are prohibited from investing their contributions in our common stock. Prior to July 1, 2013, a participant vested in the matching contributions pro rata over their first five years of service. As of July 1, 2013, a participant vests in the matching contributions pro rata over their first three years of service. All of a participant’s matching contributions vest 100% in the event of the participant’s death or disability or the termination of the plan due to a change in control.
Supplemental Executive Retirement Plan — The Internal Revenue Code limits the amount of pre-tax savings that highly paid executives can contribute to the 401(k) plan. To offset some of the negative impact of these limitations on retirement savings and to encourage retention of key executives, we provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”). Company contributions to the SERP are formula-based, reviewed and recommended by management and approved by the Compensation Committee each year. For fiscal 2015, our annual contributions to the SERP were calculated as a percentage of base salary, with that percentage being 10% for Senior Vice Presidents and above and 6% for Vice Presidents. For fiscal 2016, the contributions to the SERP will continue at the same rate. There were eight participants in the SERP during fiscal 2015.
All SERP funds have a vesting schedule as an additional retention tool. Generally, the funds vest over three years from the contribution date, with one-third vesting each year. All of a participant’s SERP funds vest 100% in the event of his or her death or disability or the termination of the plan due to a change in control. In addition, all SERP funds are 100% vested when a participant attains his or her normal retirement age (generally 60 years old and five years of active service) while actively employed by us. All SERP funds are forfeited, regardless of vesting status, if the participant’s employment is terminated for cause.
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

The following table describes the contributions, earnings and balance at the end of fiscal 2015 for each of the Named Executive Officers:
Nonqualified Deferred Compensation

Named Executive Officer	Company Contributions in Fiscal 2015 (1)	Aggregate Earnings in Fiscal 2015 (2)	Aggregate Withdrawals/Distributions in Fiscal 2015	Aggregate Balance at September 30, 2015 (3)

Mr. Grimshaw	$100,000	$(4,571)	$—	$95,429
Mr. Ashby (4)	—	—	—	—
Mr. Given	60,000	(5,552)	—	54,448
Mr. Welch	41,000	1,168	—	356,437
Ms. Maccarrone	40,000	863	—	81,810
Mr. Kuchenrither (5)	80,000	2,280	—	650,722

(1)	These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”

(2)	These amounts were not included in the Summary Compensation Table as the earnings were not in excess of market rates.

(3)
Of the Aggregate Balance at September 30, 2015, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $318,504 for Mr. Welch, $41,160 for Ms. Maccarrone and $536,506 for Mr. Kuchenrither.

(4)	Mr. Ashby did not become an executive officer until May 2015 and, therefore, did not receive any SERP contribution for fiscal 2015.

(5)	Mr. Kuchenrither’s employment terminated in May 2015, and 100% of his balance was vested as of that date. These vested funds have been paid to Mr. Kuchenrither.
All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

Named Executive Officer	Year	Health Care Supplemental Insurance (1)	Value of Supplemental Life Insurance Premiums (2)	Company Contributions to Defined Contribution Plans (3)	Consulting Fees (4)	Housing Allowance	Other Benefits (5)	Total

Mr. Grimshaw	2015	$6,717	$1,173	$100,000	$—	$168,393	$2,534	$278,817
	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
Mr. Ashby	2015	—	472	—	—	58,258	965	59,695
	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
Mr. Given	2015	8,528	944	60,000	—	85,033	—	154,505
	2014	—	—	—	259,000	—	—	259,000
	2013	—	—	—	480,000	—	—	480,000
Mr. Welch	2015	10,072	1,395	44,900	—	—	—	56,367
	2014	6,628	1,332	55,500	—	—	—	63,460
	2013	10,003	1,372	51,270	—	—	—	62,645
Ms. Maccarrone	2015	10,072	1,395	43,900	—	—	—	55,367
	2014	5,276	1,332	25,585	—	—	100,000	132,193
	2013	—	—	—	—	—	—	—
Mr. Kuchenrither	2015	10,072	1,395	80,000	159,231	—	—	250,698
	2014	18,816	1,332	141,750	—	—	—	161,898
	2013	11,280	1,404	141,750	—	—	—	154,434

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

(3)	Includes the fiscal 2015 Company contributions to the 401(k) plan and the Supplemental Executive Retirement Plan.

(4)
During fiscal 2013 and part of fiscal 2014, we had a consulting agreement with LPG Limited (HK), an entity wholly-owned by Mr. Given. The amounts shown represent the amount of consulting fees we paid to LPG Limited pursuant to such consulting agreement. The fiscal 2015 amount shown for Mr. Kuchenrither represents the consulting fees paid to him pursuant to the consulting agreement effective May 26, 2015. See “Compensation Discussion and Analysis — Other Executive Compensation Matters — Severance” above

(5)	The amounts shown represent the aggregate amounts we paid to each of the Named Executive Officers associated with their relocation to Austin, Texas.
Certain Termination and Change-in-Control Benefits — The following is a summary of various agreements that provide for benefits to the Named Executive Officers upon termination of employment or a change-in-control:

•
Kuchenrither Consulting Agreement — In May 2015, we entered into a consulting agreement with Mr. Kuchenrither, pursuant to which Mr. Kuchenrither will provide certain consulting and advisory services as directed by the Chief Executive Officer. During the term of the agreement, the Company will pay Mr. Kuchenrither $450,000 per year and will continue Mr. Kuchenrither’s executive-level healthcare benefits. The agreement runs for two years, unless sooner terminated by either party. If the agreement is terminated prior to the end of its stated two-year term, Mr. Kuchenrither, under certain circumstances, will be entitled to a severance payment equal to $800,000 (the amount of the severance benefit Mr. Kuchenrither was entitled to at the time he moved into a consulting role) less the aggregate amount of payments Mr. Kuchenrither previously received under the agreement. The agreement also allows for Mr. Kuchenrither to continue vesting in any existing equity awards in accordance with their terms. In the agreement, Mr. Kuchenrither provided a general release of claims against the Company and affirmed certain noncompetition and nonsolicitation obligations to which he is subject during the term of the agreement and for a period of one year thereafter. The terms of the agreement supersede and supplant all other obligations the Company has to pay severance to Mr. Kuchenrither. On November 30, 2014, Mr. Kuchenrither notified us that he would be terminating the agreement effective January 4, 2016. By reason of such termination, Mr. Kuchenrither will be entitled to a severance payment of approximately $575,000.

•
Restricted Stock Award Agreements — The standard restricted stock award agreement pursuant to which we grant restricted stock to our employees generally provides that vesting is accelerated in whole or in part in the event of the holder’s death or disability.

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

•
General severance benefits — We currently provide each of our executive officers with one year salary continuation if his or her employment is terminated by the Company without cause. In addition, the severance arrangement for Jodie E. B. Maccarrone, an executive officer, includes (a) an amount equal to prorated annual incentive bonus at target for the year in which termination of employment occurs, (b) continuation of healthcare benefits for one year following termination of employment and(c) accelerated vesting of outstanding restricted stock, restricted stock units and SERP contributions awarded to Ms. Maccarrone prior to July 29, 2015; provided that these additional benefits will be payable only if Ms. Maccarrone’s employment is terminated by the Company without cause prior to August 1, 2017.

The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2015:

	Salary	Incentive Bonus	Healthcare Payments	Accelerated Vesting of Restricted Stock (1)	Accelerated Vesting of SERP Balance

Resignation for Good Reason:
Mr. Grimshaw	$1,000,000	$—	$—	$—	$—
Mr. Ashby	700,000	—	—	—	—
Mr. Given	600,000	—	—	—	—
Mr. Welch	410,000	—	—	—	—
Ms. Maccarrone	400,000	400,000	10,072	383,564	62,361
Mr. Kuchenrither	667,325	—	—	—	—
Termination Without Cause:
Mr. Grimshaw	$1,000,000	$—	$—	$—	$—
Mr. Ashby	700,000	—	—	—	—
Mr. Given	600,000	—	—	—	—
Mr. Welch	410,000	—	—	—	—
Ms. Maccarrone	400,000	400,000	10,072	383,564	62,361
Mr. Kuchenrither	667,325	—	—	—	—
Death or Disability:
Mr. Grimshaw	$—	$—	$—	$6,170,000	$95,429
Mr. Ashby	—	—	—	215,950	—
Mr. Given	—	—	—	2,591,400	54,448
Mr. Welch	—	—	—	524,857	—
Ms. Maccarrone	—	—	—	383,564	62,361
Mr. Kuchenrither	667,325	—	—	2,263,156	—

(1)	Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 30, 2015 ($6.17).
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
Director Compensation
Each non-employee director receives a basic annual retainer fee, with the chair of the Audit Committee and the chair of the Compensation Committee each receiving an additional amount. During fiscal 2015, the basic annual retainer fee was $80,000, and additional amounts paid to the chair of the Audit Committee and the chair of the Compensation Committee was $27,500 and $15,000, respectively. Annual retainer fees are paid in cash on a quarterly basis. The non-employee director compensation for fiscal 2016 will be the same as that for fiscal 2015.
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

The following table sets forth the compensation paid to our non-employee directors for fiscal 2015. Mr. Grimshaw and Mr. Given are executive officers of the company and do not receive any additional compensation for serving on the Board of Directors. Mr. Rotunda assumed the executive officer role of President, North American Pawn on May 25, 2015, and since that date has not received any additional compensation for serving on the Board of Directors. The amounts shown below for Mr. Rotunda represent non-employee director compensation paid to Mr. Rotunda prior to May 25, 2015.

Director	Fees Earned or Paid in Cash	Restricted Stock Awards (1)	Total

Matthew Appel (2)	$80,625	$169,120	$249,745
Santiago Creel Miranda	80,000	160,640	240,640
Peter Cumins	80,000	160,640	240,640
Pablo Lagos Espinosa	80,000	160,640	240,640
Thomas C. Roberts	86,875	160,640	247,515
Joseph Rotunda	60,000	160,640	220,640

(1)
Amounts represent the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC 718-10-25. See Note 10 to our Consolidated Financial Statements included in “Item 8 - Financial Statements and Supplemental Data.” The actual value realized by the director with respect to stock awards will depend on the market value of our stock on the date the stock is sold.

Each non-employee director received a grant of 16,000 shares of restricted stock on October 2, 2014 (except for Mr. Appel, who received 14,000 shares on January 16, 2015). These shares vest over a two-year period (50% on September 30, 2015 and 50% on September 30, 2016). The values shown above were computed using the closing price of our Class A Common Stock on the date of grant ($10.04 on October 2, 2014 and $12.08 on January 16, 2015).
At September 30, 2015, the directors held the following restricted stock: Mr. Appel, 7,000 shares; Mr. Creel, 13,000 shares; Mr. Cumins, 8,000 shares; Mr. Lagos, 13,000 shares; Mr. Roberts, 8,000 shares; Mr. Rotunda, 8,000 shares; and Mr. Appel, 7,000 shares.

(2)	Mr. Appel joined the Board of Directors in January 2015 and received non-employee director fees for the second, third and fourth quarters.
Mr. Creel and Mr. Lagos also serve, at the request of EZCORP, on the boards of directors of Grupo Finmart and in that capacity earn additional director fees, paid in cash, from Grupo Finmart. During fiscal 2015, the Grupo Finmart director fees earned by Mr. Creel and Mr. Lagos were $63,717 and $64,895, respectively.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
Stockholders have approved the 2010 Long-Term Incentive Plan, which we currently use for stock incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units or performance shares. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plans as of September 30, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a) (1)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	—	$—	1,157,454
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,157,454

(1)	Excludes 583,161 shares of restricted stock that were outstanding at September 30, 2015.

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of October 31, 2015 for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers (other than Mr. Kuchenrither, who is no longer an executive officer), and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-voting Common Stock				Class B Voting Common Stock
Beneficial Owner	Number		Percent		Number	Percent	Voting Percent

MS Pawn Limited Partnership (a) MS Pawn Corporation Phillip Ean Cohen 1901 Capital Parkway Austin, Texas 78746	2,974,047	(b)	5.42%	(b)	2,970,171	100%	100%
Blackrock, Inc. 40 East 52nd Street New York, New York 10022	5,077,362	(c)	9.25%		—	—	—
FMR LLC 245 Summer Street Boston, MA 02110	4,921,272	(d)	8.97%		—	—	—
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, Pennsylvania 19355	3,170,245	(e)	5.78%		—	—	—
Huber Capital Management LLC 2321 Rosecrans Ave., Suite 3245 El Segundo, California 90245	2,613,748	(f)	4.76%		—	—	—
Matthew Appel	7,000	(g)	*		—	—	—
Santiago Creel Miranda	18,000	(h)	*		—	—	—
Peter Cumins	8,000	(h)	*		—	—	—
Lachlan P. Given	—	(h)	*		—	—	—
Stuart I. Grimshaw	—	(j)	*		—	—	—
Pablo Lagos Espinosa	35,700	(h)	*		—	—	—
Thomas C. Roberts	50,700	(h)	*		—	—	—
Joseph L. Rotunda	728,973	(k)	1.40%		—	—	—
Scott Alomes	—	(l)	*		—	—	—
Mark Ashby	—	(m)	*		—	—	—
Jodie E. B. Maccarrone	25,615	(n)	*		—	—	—
Carl Spilker	—		*		—	—	—
Jacob Wedin	—		*		—	—	—
Thomas H. Welch, Jr.	30,805	(o)	*		—	—	—
William Wood	5,179	(p)	*		—	—	—
Directors and executive officers as a group (11 persons)	909,972	(q)	1.75%		—	—	—

(a)
MS Pawn Corporation is the general partner of MS Pawn Limited Partnership and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation.

(b)	The number of shares and percentage reflect Class A Common Stock, inclusive of Class B Common Stock, shares of which are convertible to Class A Common Stock on a one-to-one basis.

(c)	Based on the Forms 13G filed by various Blackrock managers on March 10, 2015.

(d)	Based on the Form 13G filed by FMR LLC on June 10, 2015.

(e)	Based on the Form 13F filed by The Vanguard Group, Inc. on February 11, 2015.

(f)	Based on the Form 13F filed by Huber Capital Management LLC on February 12, 2015.

(g)	Does not include 7,000 shares of unvested restricted stock.

(h)	Does not include 8,000 shares of unvested restricted stock.

(i)	Does not include 420,000 shares of restricted stock that have been awarded but not yet issued.

(j)	Does not include 1,000,000 shares of restricted stock that have been awarded but not yet issued.

(k)
Includes 1,865 shares held through the Company’s 401(k) retirement savings plan. Does not include 8,000 shares of unvested restricted stock or 24,700 shares of restricted stock that have been awarded but not yet issued.

(l)	Does not include 30,000 shares of restricted stock that have been awarded but not yet issued.

(m)	Does not include 35,000 shares of restricted stock that have been awarded but not yet issued.

(n)	Does not include 9,166 unvested restricted stock units or 40,000 shares of restricted stock that have been awarded but not yet issued.

(o)
Includes 433 shares held through the Company's 401(k) retirement savings plan. Does not include 10,666 shares of unvested restricted stock, 34,400 unvested restricted stock units or 40,000 shares of restricted stock that have been awarded but not yet issued.

(p)	Does not include 3,000 shares of unvested restricted stock or 35,000 shares of restricted stock that have been awarded but not yet issued.

(q)
Group includes those persons who were serving as directors and executive officers on October 31, 2015. Number shown does not include 51,400 shares of unvested restricted stock, 52,733 unvested restricted stock units or 1,570,000 shares of restricted stock that have been awarded but not yet issued.

* Shares beneficially owned do not exceed one percent of Class A Common Stock, inclusive of Class B Common Stock.
ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
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
Participation in Grupo Finmart Financing by Santiago Creel Miranda
In August 2015, Grupo Finmart completed a $3.5 million financing with a group of investors. The proceeds of this financing were used for general working capital purposes. As part of the financing, Grupo Finmart entered into a separate loan agreement with each investor pursuant to which the investor loaned a specified amount. The terms of each loan agreement call for an interest at a rate of 10% to 15% per annum. The loans can be prepaid at any time. Santiago Creel Miranda (a member of our Board of Directors) was a participant in this financing and loaned Grupo Finmart approximately $250,000 for one year at an interest rate of 15% per annum. This loan was paid off in December 2015 and is no longer outstanding. Through the final payoff, Grupo Finmart paid Mr. Creel a total of approximately $14,000 in interest on the loan.
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
The Board has evaluated all relationships between each director and the Company and has made the following determinations with respect to each director’s independence:

Director	Status (a)

Matthew Appel	Independent
Santiago Creel Miranda (b)	Independent
Peter Cumins	Not independent (c)
Pablo Lagos Espinosa	Independent
Lachlan P. Given	Not independent (d)
Stuart I. Grimshaw	Not independent (d)
Thomas C. Roberts	Independent
Joseph L. Rotunda	Not independent (d)

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

(b)
In making the determination that Mr. Creel is independent, the Board specifically considered the transaction described under “Related Party Transactions” above, and concluded that such transaction, and the relationship arising from that transaction, does not interfere with Mr. Creel’s exercise of independent judgment in carrying his responsibilities of a director.

(c)
Mr. Cumins is the Managing Director of Cash Converters International Limited. Mr. Grimshaw serves and the chairman of the board of directors of Cash Converters International, and Mr. Given also serves on the board of directors, and is a member of the Remunerations Committee. Because of this relationship, Mr. Cumins is not independent in accordance with the standards set forth in the NASDAQ Listing Rules.

(d)	Mr. Grimshaw, Mr. Given and Mr. Rotunda are executive officers and, therefore, are not independent in accordance with the standards set forth in the NASDAQ Listing Rules.
The Company has elected to apply the “Controlled Company” exemption to the NASDAQ requirement that a majority of the directors be considered independent under the standards set forth in the NASDAQ Listing Rules. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Controlled Company Exemptions.”
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
BDO USA, LLP is a registered public accounting firm and is our independent auditor for fiscal 2015 and was also our independent auditor from fiscal 2004 through fiscal 2012.
Deloitte & Touche LLP is a registered public accounting firm and was our independent auditor for fiscal 2014 and 2013. In addition to retaining Deloitte & Touche LLP to audit our consolidated financial statements, we engaged the firm from time to time to perform other services.
The following table presents all fees we incurred in connection with professional services provided by BDO USA, LLP and Deloitte & Touche LLP for fiscal 2015 and 2014:

	Year Ended September 30,
	2015	2014

Audit fees:
Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act (a)	$853,650	$1,278,429
Quarterly reviews and other audit fees	128,900	123,000
Total audit fees	982,550	1,401,429
Audit related fees (b)	2,653,790	324,434
Tax fees (c)	9,523	177,371
Total fees for services	$3,645,863	$1,903,234

(a)	Amount for fiscal 2015 includes $30,650 in BDO USA, LLP fees pertaining to the fiscal 2014 audit.

(b)
Audit related fees for fiscal 2015 (including $886,632 billed by BDO USA, LLP and $1,767,158 billed by Deloitte & Touche LLP) consist primarily of (1) consultations, (2) fees incurred in conjunction with the restatement of previously issued financial statements, (3) fees incurred in conjunction with our registration statements on Forms S-3, S-4 and S-8 and (4) the audit of our 401(k) retirement savings plan. Audit related fees for fiscal 2014 consist of consultations and the audit of our 401(k) retirement savings plan.

(c)	Tax fees were billed by Deloitte & Touche LLP and comprised primarily tax restructuring.
The amounts shown for fiscal 2015 include our estimated costs for the fiscal 2015 integrated audit, for which we have not yet received final billings. Included in the audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act amounts for fiscal 2014 above is $211,775 of fees billed subsequent to the originally filed fiscal 2014 Form 10-K/A, as our actual billings exceeded the previously estimated costs.
The Audit Committee has adopted a policy requiring its pre-approval of all fees to be paid to our independent audit firm, regardless of the type of service. All non-audit services were reviewed with the Audit Committee, which concluded that the provision of such services by BDO USA, LLP and Deloitte & Touche LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this 10-K:
(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II — Item 8 — Financial Statements and Supplementary Data”:

•	Report of Independent Registered Public Accounting Firm (2015) — BDO USA, LLP

•	Report of Independent Registered Public Accounting Firm (2014 and 2013) — Deloitte & Touche LLP

•	Consolidated Balance Sheets as of September 30, 2015 and 2014

•	Consolidated Statements of Operations for each of the three years in the period ended September 30, 2015

•	Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended September 30, 2015

•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2015

•	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2015

•	Notes to Consolidated Financial Statements.
(2) Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

(3) Exhibits
The following exhibits are filed with, or incorporated by reference into, this report:

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

10.1*
EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.2*	EZCORP, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, Commission File No. 0-19424)
10.3*
Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2015, Commission File No. 01-19424)

10.4*
Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.5*
Form of Restricted Stock Award for executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.6*
Form of Restricted Stock Award for non-employee directors (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.7
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.8
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.9
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.10
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.11
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.12
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan and Stanley & Co. International plc (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.13
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.14
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.15
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.16
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.17
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.18
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.19
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.20
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.21
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.22*
Form of Restricted Stock Unit Award for executive officers (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended September 30, 2014, Commission File No. 0-19424)

10.23*
EZCORP, Inc. Change in Control Severance Plan, effective June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2014, Commission File No. 0-19424)

10.24*
EZCORP, Inc. Executive Severance Pay Plan, effective June 2, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 2, 2014, Commission File No. 0-19424)

10.25*
Retirement Agreement dated April 3, 2014, between EZCORP, Inc. and Sterling B. Brinkley, former Executive Chairman of the Board (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.26*	Separation Agreement dated September 12, 2014, between EZCORP, Inc. and Barry W. Guest, former President, U.S. Pawn & Retail
10.27*
Consulting Agreement, effective May 26, 2015, between the Company and Mark Kuchenrither, former President and Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 21, 2015, Commission File No. 01-19424)

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
32.1††
Certification of Stuart I. Grimshaw, Chief Executive Officer, and Mark S. Ashby, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015, and September 30, 2014; (ii) Consolidated Statements of Operations for the years ended September 30, 2015, September 30, 2014 and September 30, 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2015, September 30, 2014 and September 30, 2013; Consolidated Statements of Cash Flows for the for the years ended September 30, 2015, September 30, 2014 and September 30, 2013; Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2015, September 30, 2014 and September 30, 2013; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

EZCORP, Inc.
Date: December 23, 2015	By:	/s/ Mark S. Ashby
Mark S. Ashby, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stuart I. Grimshaw	Chief Executive Officer and Director (principal executive officer)	December 23, 2015
Stuart I. Grimshaw

/s/ Mark S. Ashby	Chief Financial Officer (principal financial and accounting officer)	December 23, 2015
Mark S. Ashby

/s/ Lachlan P. Given	Executive Chairman of the Board	December 23, 2015
Lachlan P. Given

/s/ Matthew W. Appel	Director	December 23, 2015
Matthew W. Appel

/s/ Santiago Creel Miranda	Director	December 23, 2015
Santiago Creel Miranda

/s/ Peter Cumins	Director	December 23, 2015
Peter Cumins

/s/ Pablo Lagos Espinosa	Director	December 23, 2015
Pablo Lagos Espinosa

/s/ Thomas C. Roberts	Director	December 23, 2015
Thomas C. Roberts

/s/ Joseph L. Rotunda	Director	December 23, 2015
Joseph L. Rotunda

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 1, 2013, Commission File No. 0-19424)
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

10.1*
EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.2*	EZCORP, Inc. 2006 Incentive Plan (incorporated by reference to Exhibit 10.104 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2006, Commission File No. 0-19424)
10.3*
Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 23, 2015, Commission File No. 01-19424)

10.4*
Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.5*
Form of Restricted Stock Award for executive officers (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.6*
Form of Restricted Stock Award for non-employee directors (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.7
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.8
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.9
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.10
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.11
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.12
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan and Stanley & Co. International plc (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.13
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.14
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.15
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.16
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.17
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.18
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.19
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.20
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.21
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.22*
Form of Restricted Stock Unit Award for executive officers (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended September 30, 2014, Commission File No. 0-19424)

10.23*
EZCORP, Inc. Change in Control Severance Plan, effective June 2, 2014 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 2, 2014, Commission File No. 0-19424)

10.24*
EZCORP, Inc. Executive Severance Pay Plan, effective June 2, 2014 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 2, 2014, Commission File No. 0-19424)

10.25*
Retirement Agreement dated April 3, 2014, between EZCORP, Inc. and Sterling B. Brinkley, former Executive Chairman of the Board (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.26*	Separation Agreement dated September 12, 2014, between EZCORP, Inc. and Barry W. Guest, former President, U.S. Pawn & Retail
10.27*
Consulting Agreement, effective May 26, 2015, between the Company and Mark Kuchenrither, former President and Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 21, 2015, Commission File No. 01-19424)

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
32.1††
Certification of Stuart I. Grimshaw, Chief Executive Officer, and Mark S. Ashby, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2015, and September 30, 2014; (ii) Consolidated Statements of Operations for the years ended September 30, 2015, September 30, 2014 and September 30, 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended September 30, 2015, September 30, 2014 and September 30, 2013; Consolidated Statements of Cash Flows for the for the years ended September 30, 2015, September 30, 2014 and September 30, 2013; Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2015, September 30, 2014 and September 30, 2013; and (iv) Notes to Consolidated Financial Statements.