Form 10-Q
period 2015-12-31
EZCORP INC
filed 2016-02-09
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
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
As of December 31, 2015, 51,924,627 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014	September 30, 2015

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$22,781	$77,599	$59,124
Restricted cash	16,157	60,218	15,137
Pawn loans	157,905	150,930	159,964
Consumer loans, net	32,175	61,347	36,533
Pawn service charges receivable, net	31,342	30,241	30,852
Consumer loan fees and interest receivable, net	12,827	13,199	19,802
Inventory, net	132,980	132,659	124,084
Prepaid income taxes	5,929	36,580	7,945
Income taxes receivable	35,131	16,243	37,230
Prepaid expenses and other current assets	25,296	34,075	21,076
Total current assets	472,523	613,091	511,747
Investment in unconsolidated affiliate	53,404	99,219	56,182
Property and equipment, net	69,963	104,353	75,594
Restricted cash, non-current	2,667	4,310	2,883
Goodwill	326,201	337,498	327,460
Intangible assets, net	40,443	49,523	41,263
Non-current consumer loans, net	71,502	78,362	75,824
Deferred tax asset, net	73,655	28,189	69,121
Other assets, net	35,482	77,352	42,985
Total assets (1)(3)	$1,145,840	$1,391,897	$1,203,059

Liabilities, temporary equity and stockholders’ equity:
Current liabilities:
Current maturities of long-term debt	$75,586	$74,832	$74,345
Current capital lease obligations	—	258	—
Accounts payable and other accrued expenses	87,219	81,417	107,871
Other current liabilities	6,470	6,000	15,384
Customer layaway deposits	10,138	5,133	10,470
Total current liabilities	179,413	167,640	208,070
Long-term debt, less current maturities	281,545	374,600	297,166
Deferred gains and other long-term liabilities	5,917	8,446	6,157
Total liabilities (2)(4)	466,875	550,686	511,393
Commitments and contingencies
Temporary equity:
Class A Non-voting Common Stock, subject to possible redemption at $10.06 per share; 1,168,456 shares issued and outstanding at redemption value as of December 31, 2015 and September 30, 2015; and none as of December 31, 2014	11,696	—	11,696
Redeemable noncontrolling interest	2,379	18,550	3,235
Total temporary equity	14,075	18,550	14,931
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million as of December 31, 2015 and 2014 and September 30, 2015; issued and outstanding: 50,756,171 as of December 31, 2015; 50,680,358 as of December 31, 2014; and 50,726,289 as of September 30, 2015	508	506	507
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	309,562	329,443	307,080
Retained earnings	415,663	521,198	423,137
Accumulated other comprehensive loss	(60,873)	(28,516)	(54,019)
EZCORP, Inc. stockholders’ equity	664,890	822,661	676,735
Total liabilities, temporary equity and stockholders’ equity	$1,145,840	$1,391,897	$1,203,059
See accompanying notes to interim condensed consolidated financial statements.

Assets and Liabilities of Consolidated Variable Interest Entities (See Note 12)
(1)    Our consolidated assets as of December 31, 2015 and 2014 and September 30, 2015 include the following assets of our consolidated variable interest entities:

	December 31, 2015	December 31, 2014	September 30, 2015

	(Unaudited)
	(in thousands)
Restricted cash	$1,565	$1,903	$1,361
Consumer loans, net	8,581	16,810	5,846
Consumer loan fees and interest receivable, net	3,703	3,579	6,399
Non-current consumer loans, net	20,623	36,297	27,162
Total assets	$34,472	$58,589	$40,768
(2)    Our consolidated liabilities as of December 31, 2015 and 2014 and September 30, 2015 include the following liabilities of our consolidated variable interest entities:

	December 31, 2015	December 31, 2014	September 30, 2015

	(Unaudited)
	(in thousands)
Accounts payable and other accrued expenses	$5,142	$3,007	$4,313
Current maturities of long-term debt	40,715	50,043	42,017	*
Long-term debt, less current maturities	20,741	63,125	31,247	*
Total liabilities	$66,598	$116,175	$77,577
* This amount has been revised from the originally filed amount due to a reclassification error between current and non-current amounts as of September 30, 2015. The consolidated amounts previously reported in the balance sheet were correct.
Assets and Liabilities of Grupo Finmart Securitization Trust (See Note 12)
(3)    Our consolidated assets as of December 31, 2015 and 2014 and September 30, 2015 include the following assets of Grupo Finmart's securitization trust that can only be used to settle its liabilities:

	December 31, 2015	December 31, 2014	September 30, 2015

	(Unaudited)
	(in thousands)
Restricted cash	$10,360	$22,457	$12,033
Consumer loans, net*	38,996	35,069	36,845
Consumer loan fees and interest receivable, net	7,056	4,937	6,067
Restricted cash, non-current	194	123	197
Total assets	$56,606	$62,586	$55,142
* This amount includes current and non-current portions.
(4)    Our consolidated liabilities as of December 31, 2015 and 2014 and September 30, 2015 include the following liabilities for which the creditors of Grupo Finmart's securitization trust do not have recourse to the general credit of EZCORP, Inc.:

	December 31, 2015	December 31, 2014	September 30, 2015

	(Unaudited)
	(in thousands)
Long-term debt, less current maturities	$40,080	$46,110	$40,493
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2015	2014

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$108,584	$109,639
Jewelry scrapping sales	9,621	18,534
Pawn service charges	66,594	64,927
Consumer loan fees and interest	13,188	18,971
Other revenues	467	655
Total revenues	198,454	212,726
Merchandise cost of goods sold	66,259	72,478
Jewelry scrapping cost of goods sold	8,076	14,675
Consumer loan bad debt	12,603	8,515
Net revenues	111,516	117,058
Operating expenses:
Operations	85,606	80,087
Administrative	19,983	12,552
Depreciation and amortization	8,059	8,008
Loss on sale or disposal of assets	33	256
Restructuring	1,692	22
Total operating expenses	115,373	100,925
Operating (loss) income	(3,857)	16,133
Interest expense	9,192	12,034
Interest income	(140)	(531)
Equity in net income of unconsolidated affiliate	(2,055)	(2,194)
Other expense	870	759
(Loss) income from continuing operations before income taxes	(11,724)	6,065
Income tax (benefit) expense	(3,696)	3,264
(Loss) income from continuing operations, net of tax	(8,028)	2,801
(Loss) income from discontinued operations, net of tax	(238)	6,877
Net (loss) income	(8,266)	9,678
Net loss from continuing operations attributable to redeemable noncontrolling interest	(792)	(1,934)
Net (loss) income attributable to EZCORP, Inc.	$(7,474)	$11,612

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$(0.13)	$0.09
Discontinued operations	—	0.13
Basic earnings (loss) per share	$(0.13)	$0.22

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$(0.13)	$0.09
Discontinued operations	—	0.13
Diluted (loss) earnings per share	$(0.13)	$0.22

Weighted-average shares outstanding:
Basic	54,895	53,650
Diluted	54,895	53,698

Net (loss) income from continuing operations attributable to EZCORP, Inc.	$(7,236)	$4,735
(Loss) income from discontinued operations attributable to EZCORP, Inc.	(238)	6,877
Net (loss) income attributable to EZCORP, Inc.	$(7,474)	$11,612
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended December 31,
	2015	2014

	(Unaudited)
	(in thousands)
Net (loss) income	$(8,266)	$9,678
Other comprehensive loss:
Foreign currency translation loss, net of income tax benefit for our investment in unconsolidated affiliate of $2,603 and $419 for the three months ended December 31, 2015 and 2014, respectively	(6,940)	(21,102)
Cash flow hedges:
Amounts reclassified from accumulated other comprehensive loss	22	352
Other comprehensive loss, net of tax	(6,918)	(20,750)
Comprehensive loss	$(15,184)	$(11,072)
Attributable to redeemable noncontrolling interest:
Net loss	(792)	(1,934)
Foreign currency translation loss	(65)	(2,402)
Amounts reclassified from accumulated other comprehensive loss	1	86
Comprehensive loss attributable to redeemable noncontrolling interest	(856)	(4,250)
Comprehensive loss attributable to EZCORP, Inc.	$(14,328)	$(6,822)
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2015	2014

	(Unaudited)
	(in thousands)
Operating activities:
Net (loss) income	$(8,266)	$9,678
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	8,090	9,030
Amortization of debt discount and consumer loan premium, net	2,362	1,982
Consumer loan loss provision	9,691	7,590
Deferred income taxes	(4,534)	1,498
Restructuring	1,692	—
Amortization of deferred financing costs	833	1,633
Amortization of prepaid commissions	4,023	3,013
Other adjustments	(1,966)	(176)
Loss on sale or disposal of assets	33	324
Stock compensation expense (benefit)	833	(2,458)
Income from investment in unconsolidated affiliate	(2,055)	(2,194)
Changes in operating assets and liabilities:
Service charges and fees receivable	6,381	(3,361)
Inventory	(2,107)	509
Prepaid expenses, other current assets and other assets	(5,739)	(7,824)
Accounts payable and other accrued expenses and deferred gains and other long-term liabilities	(12,707)	(13,955)
Customer layaway deposits	(310)	(2,895)
Restricted cash	147	(933)
Prepaid income taxes and income taxes receivable	4,074	3,903
Payments of restructuring charges	(4,943)	(2,285)
Dividends from unconsolidated affiliate	—	2,407
Net cash (used in) provided by operating activities	(4,468)	5,486
Investing activities:
Loans made	(173,162)	(223,748)
Loans repaid	106,372	166,771
Recovery of pawn loan principal through sale of forfeited collateral	58,566	69,886
Additions to property and equipment	(1,166)	(8,954)
Investment in unconsolidated affiliate	—	(12,140)
Proceeds from sale of assets	27	—
Net cash used in investing activities	(9,363)	(8,185)
Financing activities:
Payout of deferred and contingent consideration	(8,915)	(6,000)
Proceeds from settlement of forward currency contracts	3,557	2,313
Change in restricted cash	(1,261)	(795)
Proceeds from bank borrowings, net of debt issuance costs	14,302	66,560
Payments on bank borrowings and capital lease obligations	(29,358)	(34,650)
Net cash (used in) provided by financing activities	(21,675)	27,428
Effect of exchange rate changes on cash and cash equivalents	(837)	(2,455)
Net (decrease) increase in cash and cash equivalents	(36,343)	22,274
Cash and cash equivalents at beginning of period	59,124	55,325
Cash and cash equivalents at end of period	$22,781	$77,599

Non-cash investing activities:
Pawn loans forfeited and transferred to inventory	$65,629	$66,699

See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2015 and 2014)
	(in thousands)
Balances as of September 30, 2014	53,585	$536	$332,264	$509,586	$(10,082)	$832,304
Stock compensation		—	(2,458)	—	—	(2,458)
Release of restricted stock	65	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	(167)	—	—	(167)
Taxes paid related to net share settlement of equity awards	—	—	(196)	—	—	(196)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	266	266
Foreign currency translation adjustment	—	—	—	—	(18,700)	(18,700)
Net income attributable to EZCORP, Inc.	—	—	—	11,612	—	11,612
Balances as of December 31, 2014	53,650	$536	$329,443	$521,198	$(28,516)	$822,661

Balances as of September 30, 2015	53,696	$537	$307,080	$423,137	$(54,019)	$676,735
Stock compensation	—	—	2,608	—	—	2,608
Release of restricted stock	30	1	—	—	—	1
Excess tax benefit from stock compensation	—	—	(85)	—	—	(85)
Taxes paid related to net share settlement of equity awards	—	—	(41)	—	—	(41)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	21	21
Foreign currency translation adjustment	—	—	—	—	(6,875)	(6,875)
Net loss attributable to EZCORP, Inc.	—	—	—	(7,474)	—	(7,474)
Balances as of December 31, 2015	53,726	$538	$309,562	$415,663	$(60,873)	$664,890
See accompanying notes to interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
December 31, 2015
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
We are a leading provider of pawn loans in the United States and Mexico and consumer loans in Mexico. In the United States and Mexico, we offer pawn loans, which are non-recourse loans collateralized by tangible property, and we sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers.
Through our 94%-owned subsidiary, Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), headquartered in Mexico City, we offer unsecured installment loans to employees of various Mexican employers (principally federal, state and local government agencies), which are repaid through payroll deductions.
We also own approximately 32% of Cash Converters International Limited ("Cash Converters International"), based in Australia and publicly-traded on the Australian Stock Exchange, which franchises and operates a worldwide network of over 700 locations that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods, with significant store concentration in Australia and the United Kingdom.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to discontinued operations described in Note 2.
The accompanying financial statements should be read in conjunction with the condensed consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended September 30, 2015. The balance sheet as of September 30, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our business is subject to seasonal variations, and operating results for the three-months ended December 31, 2015 (the "current quarter" and "current three-month period") are not necessarily indicative of the results of operations for the full fiscal year.
These condensed consolidated financial statements include the accounts of EZCORP, Inc. ("EZCORP") and its consolidated subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity ("VIE") model to the entity; otherwise, the entity is evaluated under the voting interest model. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE's economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. Grupo Finmart has completed several transfers of consumer loans to various securitization trusts. We consolidate those securitization entities under the VIE model as described in Note 12.
We account for our investment in our unconsolidated affiliate Cash Converters International Limited ("Cash Converters International") using the equity method.
Recasting of Certain Prior Period Information
Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications, other than those pertaining to the recasting of prior period segment information and discontinued operations discussed in our Annual Report on Form 10-K for the year ended September 30, 2015 and the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASU") discussed below, primarily include the removal of historical corporate overhead allocations totaling $4.3 million for the three-month period ended December 31, 2014 from segment level "Operations" expense and including them in corporate "Administrative" expense. These allocations were reclassified to provide greater clarity into the results of our operating segment operations. These changes primarily impacted Note 8 with no net impact on our consolidated financial position, results of operations or cash flows.

Use of Estimates and Assumptions
The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, loan loss allowances, long-lived and intangible assets, share-based compensation, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe are reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2015, other than those described below.
Recently Adopted Accounting Policies
Deferred Tax Assets
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires reporting entities to classify deferred income taxes as non-current on the condensed consolidated balance sheets. Deferred income taxes were previously required to be classified as current or non-current on the condensed consolidated balance sheets. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. A reporting entity should apply the amendment prospectively or retrospectively. We early adopted ASU 2015-17 during the current quarter on a retrospective basis. The impact of adopting ASU 2015-17 on our condensed consolidated financial statements was the reclassification of current "Deferred tax asset, net" to non-current "Deferred tax asset, net" as of December 31, 2015 and 2014 and September 30, 2015 of $43.8 million, $17.6 million and $44.1 million, respectively, within the condensed consolidated balance sheets. Other than these reclassifications, the adoption of ASU 2015-17 did not have an impact on our consolidated financial position, results of operations or cash flows.
Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires reporting entities to record costs paid to third parties that are directly related to issuing debt, and that otherwise would not be incurred, as a deduction to the corresponding debt for presentation purposes. In addition, in August 2015, FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at the June 18, 2015 EITF Meeting. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The provisions of each ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for each. A reporting entity may apply each amendment retrospectively. We early adopted ASU 2015-03 during the current quarter on a retrospective basis. The impact of adopting ASU 2015-03 on our condensed consolidated financial statements was the reclassification of debt issuance costs included in "Intangible assets, net" to "Long-term debt less current maturities" as of December 31, 2015 and 2014 and September 30, 2015 of $8.4 million, $12.6 million and $9.2 million, respectively, within the condensed consolidated balance sheets. Other than these reclassifications and additional disclosures, the adoption of ASU 2015-03 did not have an impact on our consolidated financial position, results of operations or cash flows.
Reporting Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance for the reporting of discontinued operations if (1) a component or group of components of an entity meets the criteria in FASB ASC Paragraph 205-20-45-1E to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). Among other disclosures, ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. ASU 2014-08 is effective prospectively for (1) all disposals of components that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; and (2) all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. There was no impact of adopting ASU 2014-08 on our consolidated financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 828-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU makes targeted improvements to the accounting for, and presentation and disclosure of, financial assets and liabilities. The ASU further requires separate presentation of financial assets and financial liabilities by measurement category on the balance sheet or the accompanying notes to the financial statements. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted based upon guidance issued within the ASU. A reporting entity should apply the amendment prospectively, with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We have not completed the process of evaluating the impact that will result from adopting ASU 2016-01. Therefore we are unable to disclose the impact that adopting ASU 2016-01 will have on our financial position, results of operations and cash flows when such statement is adopted.

NOTE 2: DISCONTINUED OPERATIONS AND RESTRUCTURING
Discontinued Operations
During the fourth quarter of fiscal 2015, in the context of a transformational change in strategy following an intensive six-month review of all Company activities, we implemented a plan that included exiting our U.S. financial services business ("USFS"). During the fourth quarter of fiscal 2014, as part of our new strategy to concentrate on an integrated, customer-centric financial services model that is focused on our core businesses of pawn and unsecured payroll lending, we implemented a plan to exit our online lending businesses in the United States (EZOnline) and the United Kingdom (Cash Genie). These costs are included under "Income from discontinued operations, net of tax" in our condensed consolidated statements of operations.
The following table summarizes the pre-tax charges (gains), inclusive of the charges presented in the accrued lease termination costs, severance costs and other costs rollforward below, pertaining to the above discontinued operations:

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014

	(in thousands)
Other (a)	$1,530	$—

(a)	Includes estimated costs related to employee severance and accelerated amortization of prepaid expenses and other assets.
Accrued lease termination costs, severance costs and other costs related to discontinued operations are included under "Accounts payable and other accrued expenses" in our condensed consolidated balance sheets and are primarily expected to be paid during fiscal 2016. Changes in these amounts during the three-month periods ended December 31, 2015 and 2014 are summarized as follows:

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014

	(in millions)
Beginning balance (a)	$16.9	$8.9
Charged to expense	1.5	—
Cash payments	(9.5)	(0.7)
Other (b)	0.1	(0.4)
Ending balance	$9.0	$7.8

(a)	Beginning balance includes a $10.5 million charge associated with the settlement of outstanding issues with the U.S. Consumer Financial Protection Bureau.

(b)	Includes adjustments due to foreign currency effects and other individually immaterial adjustments.
Total revenue included in "(Loss) income from discontinued operations, net of tax" in our condensed consolidated statements of operations for the three-month periods ended December 31, 2015 and 2014 was $2.1 million and $41.4 million, respectively. All revenue, expense and income reported in these condensed consolidated financial statements have been adjusted to reflect reclassification of all discontinued operations.
Restructuring
Fiscal 2015
During the fourth quarter of fiscal 2015, in the context of a transformational change in strategy following an intensive six-month review of all Company activities, we implemented a plan that included streamlining our structure and operating model to improve overall efficiency and reduce costs. The costs of streamlining our structure and operating model are included under "Restructuring" expenses in our condensed consolidated statements of operations and are allocated to certain of our segments as presented in Note 8.

The following table summarizes the pre-tax charges, inclusive of the charges presented in the changes in the balance of restructuring costs rollforward below:

Three Months Ended December 31, 2015

(in thousands)
Other (a)	$550
Asset disposals	323
Lease termination costs	819
$1,692

(a)	Includes costs related to employee severance and other.
Accrued lease termination costs, severance costs and other costs related to restructuring are included under "Accounts payable and other accrued expenses" in our condensed consolidated balance sheets. Changes in these amounts during the three-month period ended December 31, 2015 are summarized as follows:

Three Months Ended December 31, 2015

(in thousands)
Beginning balance	$8,076
Charged to expense	1,376
Cash payments	(2,042)
Other (a)	(692)
Ending balance	$6,718

(a)	Includes other individually immaterial adjustments.
The above amount includes accrued lease termination costs of $6.4 million that we expect to be offset by future sublease payments through 2029. The remaining other amounts accrued are expected to be paid during fiscal 2016.
Fiscal 2014
During the fourth quarter of fiscal 2014, we conducted a company-wide operational review to realign our organization to streamline operations and create synergies and efficiencies. Restructuring charges related to this action are considered corporate costs and therefore are not allocated to specific segments. Changes in these amounts during the three-month periods ended December 31, 2015 and 2014 are summarized as follows:

	Three Months Ended December 31, 2015	Three Months Ended December 31, 2014

	(in thousands)
Beginning balance	$2,901	$6,121
Charged to expense	—	22
Cash payments	(2,901)	(2,285)
Ending Balance	$—	$3,858

NOTE 3: EARNINGS PER SHARE
Components of basic and diluted (loss) earnings per share and excluded anti-dilutive potential common shares are as follows:

	Three Months Ended December 31,
	2015	2014

	(in thousands, except per share amounts)
Net (loss) income from continuing operations attributable to EZCORP (A)	$(7,236)	$4,735
Income from discontinued operations, net of tax (B)	(238)	6,877
Net (loss) income attributable to EZCORP (C)	$(7,474)	$11,612

Weighted-average outstanding shares of common stock (D)	54,895	53,650
Dilutive effect of restricted stock	—	48
Weighted-average common stock and common stock equivalents (E)	54,895	53,698

Basic (loss) earnings per share attributable to EZCORP:
Continuing operations (A / D)	$(0.13)	$0.09
Discontinued operations (B / D)	—	0.13
Basic (loss) earnings per share (C / D)	$(0.13)	$0.22

Diluted (loss) earnings per share attributable to EZCORP:
Continuing operations (A / E)	$(0.13)	$0.09
Discontinued operations (B / E)	—	0.13
Diluted (loss) earnings per share (C / E)	$(0.13)	$0.22

Potential common shares excluded from the calculation of diluted (loss) earnings per share:
Restricted stock	194	—
Warrants	14,317	14,317
Total potential common shares excluded	14,511	14,317

NOTE 4: STRATEGIC INVESTMENTS
As of December 31, 2015, we owned 151,948,000 shares, or approximately 32%, of our unconsolidated affiliate Cash Converters International. The following tables present summary financial information for Cash Converters International’s most recently reported results as of December 31, 2015 after translation to U.S. dollars:

	June 30,
	2015	2014

	(in thousands)
Current assets	$186,472	$207,415
Non-current assets	151,287	178,764
Total assets	$337,759	$386,179

Current liabilities	$86,374	$95,242
Non-current liabilities	51,044	60,441
Shareholders’ equity:
Equity attributable to owners of the parent	200,340	233,788
Noncontrolling interest	1	(3,292)
Total liabilities and shareholders’ equity	$337,759	$386,179

	Fiscal Year Ended June 30,
	2015	2014

	(in thousands)
Gross revenues	$313,748	$304,432
Gross profit	197,873	195,325
(Loss) profit attributable to:
Owners of the parent	$(17,980)	$22,206
Noncontrolling interest	(169)	(2,809)
(Loss) profit for the year	$(18,149)	$19,397

NOTE 5: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The following table presents our long-term debt instruments and balances under capital lease obligations outstanding as of December 31, 2015 and 2014 and September 30, 2015:

	December 31, 2015		December 31, 2014		September 30, 2015
	Carrying Amount	Debt (Discount) and (Issuance Costs)	Carrying Amount	Debt (Discount) Premium and (Issuance Costs)	Carrying Amount	Debt (Discount) and (Issuance Costs)

	(in thousands)
Recourse to EZCORP:
2.125% Cash convertible senior notes due 2019	$190,089	$(39,911)	$179,796	$(50,204)	$187,471	$(42,529)
Cash convertible senior notes due 2019 embedded derivative	7,777	—	45,163	—	10,505	—
Capital lease obligations	—	—	258	—	—	—
Non-recourse to EZCORP*:
8.2% Secured foreign currency debt up to $14 million due 2016 (a) (b)	502	(151)	2,839	(592)	938	(204)
14.5% Secured foreign currency debt up to $17 million due 2017 (a)	17,300	—	20,360	—	17,567	—
5.8% Consumer loans facility due 2019 (b)	40,080	(1,962)	46,110	(3,365)	40,493	(2,196)
8.5% Unsecured notes due 2015	—	—	12,238	(266)	12,330	(42)
10% Unsecured notes due 2015	—	—	1,632	—	1,500	—
11% Unsecured notes due 2015	—	—	4,483	—	3,868	—
17% Secured notes due 2015 consolidated from VIEs	—	—	1,768	—	—	—
10% Unsecured notes due 2016	2,069	—	108	—	1,885	—
12% Secured notes due 2016	2,884	—	3,507	114	2,928	—
13% Unsecured notes due 2016	—	—	—	—	1,171	—
13.5% Unsecured notes due 2016	5,767	—	—	—	—	—
15% Unsecured notes due 2016	3,810	—	—	—	233	—
15% Secured notes due 2016 consolidated from VIEs	4,221	—	8,486	—	5,397	—
18% Unsecured notes due 2016	5,767	—	—	—	—	—
20% Unsecured notes due 2016	2,307	—	—	—	—	—
10% Unsecured notes due 2017	173	—	—	—	—	—
11% Secured notes due 2017 consolidated from VIEs (c)	46,469	—	86,541	—	56,113	—
14.5% Secured notes due 2017 consolidated from VIEs	10,766	—	16,373	—	11,754	—
12.4% Secured notes due 2020	17,150	(238)	20,028	(400)	17,358	(268)
Total	357,131	(42,262)	449,690	(54,713)	371,511	(45,239)
Less current portion	75,586	—	75,090	114	74,345	—
Total long-term debt and capital lease obligations	$281,545	$(42,262)	$374,600	$(54,827)	$297,166	$(45,239)

*
Even though Grupo Finmart debt may be non-recourse to EZCORP, a default on more than $25 million of such debt could constitute an event of default under our Cash Convertible Notes (described below). See "Part II, Item 1A — Risk Factors."

(a)	Maximum amounts of debt are translated from Mexican pesos to United States dollars as of December 31, 2015.

(b)	Interest is charged at the Mexican Interbank Equilibrium rate (“TIIE”) plus an applicable margin. The rate presented is as of December 31, 2015.

(c)
Grupo Finmart has entered into foreign exchange forward contracts to mitigate the VIE's currency risk, as described in Notes 11 and 12, and EZCORP has guaranteed the future cash outflows of the forward contracts.

2.125% Cash Convertible Senior Notes Due 2019
In June 2014 ("Original Issuance Date"), we issued $200 million aggregate principal amount of 2.125% Cash Convertible Senior Notes due 2019 (the “Cash Convertible Notes”). We granted the initial purchasers the option to purchase up to an additional $30 million aggregate principal amount of Cash Convertible Notes. That option was exercised in full on June 27, 2014, and we issued an additional $30 million principal amount of Cash Convertible Notes on July 2, 2014. All of the Cash

Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The Cash Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The Cash Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year, commencing December 15, 2014, and will mature on June 15, 2019 (the "Maturity Date").
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
We incurred transaction costs of approximately $8.8 million related to the issuance of the Cash Convertible Notes, which we recorded as deferred financing costs and have included as a deduction to the corresponding debt liability. Deferred financing costs are being amortized to interest expense using the effective interest method over the expected term of the Cash Convertible Notes.
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
Cash Convertible Notes Embedded Derivative
We account for the cash conversion feature of the Cash Convertible Notes as a separate derivative instrument (the “Cash Convertible Notes Embedded Derivative”), which had a fair value of $46.5 million on the issuance date that was recognized as the original issue discount of the Cash Convertible Notes. This original issue discount is being amortized to interest expense over the term of the Cash Convertible Notes using the effective interest method. As of December 31, 2015 and 2014 and September 30, 2014, the Cash Convertible Notes Embedded Derivative was recorded as a non-current liability under "Long-term debt, less current maturities" in our condensed consolidated balance sheets, and will be marked to market in subsequent reporting periods. The classification of the Cash Convertible Notes Embedded Derivative liability as current or non-current on the condensed consolidated balance sheets corresponds with the classification of the net balance of the Cash Convertible Notes as discussed below.
The Cash Convertible Notes are convertible into cash, subject to satisfaction of certain conditions and during the periods described below, based on an initial "Conversion Rate" of 62.2471 shares of Class A Common Stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial "Conversion Price" of approximately $16.065 per share of our Class A Common Stock). Upon conversion of a note, we will pay cash based on a daily conversion value calculated on a proportionate basis for each trading day in the applicable 80 trading day observation period as described in the Indenture. The conversion rate will not be adjusted for any accrued and unpaid interest.
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
Impact of Early Conversion Conditions on Financial Statements
As of December 31, 2015, the Cash Convertible Notes were not convertible because the Early Conversion Conditions described above had not been met. Accordingly, the net balance of the Cash Convertible Notes was classified as a non-current liability in our condensed consolidated balance sheets as of December 31, 2015 and 2014 and September 30, 2015. The classification of the Cash Convertible Notes as current or non-current in the condensed consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the Early Conversion Conditions has been met.
If any of the Early Conversion Conditions is met in any future fiscal quarter, we would classify our net liability under the Cash Convertible Notes as a current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If none of the Early Conversion Conditions have been met in a future fiscal quarter prior to the one year period immediately preceding the Maturity Date, we would classify our net liability under the Cash Convertible Notes as a non-current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their Cash Convertible Notes prior to maturity, any unamortized discount and transaction costs will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on December 31, 2015, we would have recorded an expense of $39.9 million associated with the conversion, comprised of $33.9 million of unamortized debt discount and $6.0 million of unamortized debt issuance costs. As of December 31, 2015, none of the note holders had elected to convert their Cash Convertible Notes.
Cash Convertible Notes Hedges
In connection with the issuance of the Cash Convertible Notes, we purchased cash-settled call options (the “Cash Convertible Notes Hedges”) in privately negotiated transactions with certain of the initial purchasers or their affiliates (in this capacity, the “Option Counterparties”). The Cash Convertible Notes Hedges provide us with the option to acquire, on a net settlement basis, approximately 14.3 million shares of our Class A Common Stock at a strike price of $16.065, which is equal to the number of shares of our Class A Common Stock that notionally underlie the Cash Convertible Notes and corresponds to the Conversion Price of the Cash Convertible Notes. The Cash Convertible Notes Hedges have an expiration date that is the same as the Maturity Date of the Cash Convertible Notes, subject to earlier exercise. The Cash Convertible Notes Hedges have customary anti-dilution provisions similar to the Cash Convertible Notes. If we exercise the Cash Convertible Notes Hedges, the aggregate amount of cash we will receive from the option counterparties to the Cash Convertible Notes Hedges will cover the aggregate amount of cash that we would be required to pay to the holders of the converted Cash Convertible Notes, less the principal amount thereof. As of December 31, 2015, we have not purchased any shares under the Cash Convertible Notes Hedges.
The aggregate cost of the Cash Convertible Notes Hedges was $46.5 million (or $21.3 million net of the total proceeds from the Warrants sold, as discussed below). The Cash Convertible Notes Hedges are accounted for as a derivative asset and are recorded in the condensed consolidated balance sheets at their estimated fair value under "Other assets, net." The Cash Convertible Notes Embedded Derivative liability and the Cash Convertible Notes Hedges asset will be adjusted to fair value each reporting period and unrealized gains and losses will be reflected in the condensed consolidated statements of operations. The Cash Convertible Notes Embedded Derivative and the Cash Convertible Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments are expected to offset and not have a net impact on the condensed consolidated statements of operations.
The classification of the Cash Convertible Notes Hedges asset as current or long-term on the condensed consolidated balance sheets corresponds with the classification of the Cash Convertible Notes, which is evaluated at each balance sheet date and may change from time to time depending on whether any of the Early Conversion Conditions has been met.

Cash Convertible Notes Warrants
In connection with the issuance of the Cash Convertible Notes, we also sold net-share-settled warrants (the “Warrants”) in privately negotiated transactions with the Option Counterparties for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share, for total proceeds of $25.1 million, net of issuance costs, which was recorded as an increase in stockholders' equity. The Warrants have customary anti-dilution provisions similar to the Cash Convertible Notes. As a result of the Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter. The Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the Warrants, we will issue shares of Class A Common Stock to the purchasers of the Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement. As of December 31, 2015, there were 14.3 million warrants outstanding.
Cash Convertible Notes Interest Expense
Total interest expense attributable to the Cash Convertible Notes for the three-month periods ended December 31, 2015 and 2014 was $3.7 million and $3.6 million, respectively, comprised of contractual interest expense of $1.2 million and 1.3 million, respectively, and debt discount and deferred financing cost amortization of $2.5 million and $2.3 million, respectively. The effective interest rate approximates 8% after inclusion of deferred financing costs upon adoption of ASU 2015-03, from the effective interest rate of approximately 7% during fiscal 2015.
As of December 31, 2015, the remaining unamortized issuance discount and costs will be amortized over the next three years assuming no early conversion.
Non-Recourse Debt to EZCORP
Non-recourse debt amounts in the table above represent Grupo Finmart’s third-party debt including secured notes consolidated from VIEs. Amounts due in Mexican pesos are translated each reporting period. Effective interest rates approximate stated rates.
Secured Foreign Currency Debt, Secured Notes not Consolidated from VIEs and Unsecured Notes
Foreign currency debt and secured notes (not including secured notes consolidated from VIEs, which are discussed below) are guaranteed by Grupo Finmart's loan portfolio or collateralized cash at Grupo Finmart’s option. As of December 31, 2015 and 2014, Grupo Finmart’s secured foreign currency debt and notes, excluding secured notes consolidated from VIEs, were guaranteed by consumer loans totaling $37.0 million and $8.7 million, respectively, included in “Consumer loans, net” and “Non-current consumer loans, net” in our condensed consolidated balance sheets, and collateralized cash totaling $2.4 million and $34.1 million, respectively, included in “Restricted cash” and “Restricted cash, non-current” in our condensed consolidated balance sheets. All unsecured notes are collateralized with Grupo Finmart’s assets.
During the three-month period ended December 31, 2015, Grupo Finmart issued $6.1 million of 13.5% unsecured notes due September 2016, $6.1 million of 18% unsecured notes due September 2016 and $2.3 million of 20% unsecured notes due March 2016.
During the three-month period ended December 31, 2015, Grupo Finmart repaid the remaining $12.3 million 8.5% unsecured notes due 2015, $1.5 million 10% unsecured notes due 2015, $3.9 million 11% unsecured notes due 2015 and $1.2 million 13% unsecured notes due 2016 outstanding as of September 30, 2015.
Notes Consolidated from VIEs
During the year ended September 30, 2014, Grupo Finmart entered into three separate agreements with third party investors and variable interest entities (“VIEs”) to securitize selected loans providing asset backed financing for operations. The VIEs issued promissory notes to the third party first beneficiaries of the VIEs. The debt described below is collateralized by all of the assets of the VIEs as presented in our condensed consolidated balance sheets described in Note 12.
The secured notes consolidated from VIEs contain certain prepayment clauses. Where the collections on consumer loans held by the VIEs are greater than anticipated in future reporting periods, we expect an accelerated repayment of the secured notes. See “Assets and Liabilities of Consolidated Variable Interest Entities” included in our condensed consolidated balance sheets.
During the three-month period ended December 31, 2015, the VIEs repaid a net $11.8 million of outstanding debt, including the impact of foreign exchange effects, of its notes outstanding as of September 30, 2015.

NOTE 6: TEMPORARY EQUITY
The following table provides a summary of the activity in our temporary equity balances during the three-month periods ended December 31, 2015 and 2014:

	Common Stock, Subject to Possible Redemption	Redeemable Noncontrolling Interest	Total Temporary Equity

	(in thousands)
Balance as of September 30, 2014	$—	$22,800	$22,800
Net loss attributable to redeemable noncontrolling interest	—	(1,934)	(1,934)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	—	(2,402)	(2,402)
Amounts reclassified from accumulated other comprehensive loss	—	86	86
Balance as of December 31, 2014	$—	$18,550	$18,550

Balances as of September 30, 2015	$11,696	$3,235	$14,931
Net loss attributable to redeemable noncontrolling interest	—	(792)	(792)
Foreign currency translation adjustment attributable to redeemable noncontrolling interest	—	(65)	(65)
Amounts reclassified from accumulated other comprehensive loss	—	1	1
Balances as of December 31, 2015	$11,696	$2,379	$14,075
Common Stock, Subject to Possible Redemption
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
On the first anniversary of the closing date, the Sellers have the right to require us to repurchase the Shares for an aggregate price of $11.8 million (the "Put Option"). The Sellers may terminate the Put Option, in whole or in part, at any time. The Sellers are required to hold the Shares for a period of six months following the termination of the Put Option or such later date when we are in compliance with Rule 144(c) (the "Holding Period"). If the trading price of the Class A Non-voting Common Stock at the end of the Holding Period is less than $10.06 per share (the average closing sales price of the stock on The Nasdaq Stock Market for the five trading days immediately preceding the closing), then we will make an additional cash payment to the Sellers equal to the aggregate deficit, but such payment will not exceed $1.0 million. If the trading price of the Class A Non-voting Common Stock at the end of the Holding Period is more than $10.06 per share, then we will receive from the Sellers (either in cash or by returning a portion of the Shares) an amount equal to 50% of the aggregate excess, but such payment will not exceed $1.0 million (the "Holding Period Adjustment"). As of December 31, 2015, the Sellers had not terminated the Put Option in whole or in part.
The Put Option is not accounted for separately from the Shares and does not require bifurcation. The Shares are accounted for as common stock, subject to possible redemption under FASB ASC 480 Distinguishing Liabilities from Equity and are included in temporary equity in our condensed consolidated balance sheet as of December 31, 2015. The Holding Period Adjustment is accounted for as a contingent consideration asset under FASB ASC 805 Business Combinations, will be adjusted to fair value in subsequent reporting periods, and is recorded in our condensed consolidated balance sheet at its estimated fair value under "Other assets, net" as of December 31, 2015. See Note 10 for additional information regarding the Holding Period Adjustment.
Grupo Finmart
On January 30, 2012, we acquired a 60% interest in Grupo Finmart. On June 30, 2014, we acquired an additional 16% of the ordinary shares outstanding of Grupo Finmart, increasing our ownership percentage to 76%. On August 31, 2015, we acquired an additional 18% of the outstanding ordinary shares of Grupo Finmart, increasing our ownership percentage to 94%. The holders of the remaining 6% of the outstanding ordinary shares of Grupo Finmart have the right, exercisable once in fiscal 2016 and once in fiscal 2017, to require us to purchase their remaining shares at a purchase price based on an independent valuation of the business.
NOTE 7: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. We are unable to determine the ultimate outcome of any current litigation or regulatory actions. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations or liquidity. We have not recorded a liability for any of these matters as of December 31, 2015 because we do not believe at this time that any loss is probable or that the amount of any probable loss can be reasonably estimated. The following is a description of significant proceedings.
Shareholder derivative litigation — On July 28, 2014, Lawrence Treppel, a purported holder of Class A Non-voting Common Stock, filed a derivative action in the Court of Chancery of the State of Delaware styled Treppel v. Cohen, et al. (C.A. No. 9962-VCP). The complaint, as originally filed and as amended on September 23, 2014, names as defendants Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Voting Common Stock; several current and former members of our Board of Directors (Joseph J. Beal, Sterling B. Brinkley, John Farrell, Pablo Lagos Espinosa, William C. Love, Thomas C. Roberts and Paul E. Rothamel); three entities controlled by Mr. Cohen (MS Pawn Limited Partnership, the record holder of our Class B Voting Common Stock; MS Pawn Corporation, the general partner of MS Pawn Limited Partnership; and Madison Park LLC); and EZCORP, Inc., as nominal defendant. The amended complaint asserts the following claims:

•
Claims against the current and former Board members for breach of fiduciary duties and waste of corporate assets in connection with the Board’s decision to enter into advisory services agreements with Madison Park from October 2004 to June 2014 (Counts I and II, respectively);

•	Claims against Mr. Cohen and MS Pawn Limited Partnership for aiding and abetting the breaches of fiduciary duties relating to the advisory services agreements with Madison Park (Count III); and

•	Claims against Mr. Cohen and Madison Park for unjust enrichment for payments under the advisory services agreements (Count IV).
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
The remaining defendants filed motions to dismiss, and a hearing on those motions was held before the Court on September 8, 2015. Prior to that hearing, the plaintiff proposed a dismissal without prejudice for the claims against Mr. Beal, Mr. Love and Mr. Farrell. Those defendants continued to seek a dismissal with prejudice that would bind all potential plaintiffs. On January 15, 2016, the Court issued an opinion dismissing the action as to Mr. Beal, Mr. Love and Mr. Farrell with prejudice only as to the plaintiff.
On January 25, 2016, the Court issued a separate opinion granting in part and denying in part the motions to dismiss filed by the remaining defendants. Specifically, the Court granted the motion to dismiss Count IV (unjust enrichment) for failure to state a claim. The Court also dismissed Count III (aiding and abetting) as to Mr. Cohen, but interpreted Count I (breach of fiduciary duty) to state a claim against Mr. Cohen and MS Pawn, as well as Mr. Roberts. The Court otherwise denied the motions to dismiss, including the motion to dismiss Count III (aiding and abetting) against MS Pawn.
On February 4, 2016, the remaining defendants filed an Application for Certification of Interlocutory Appeal, and the Court has set a hearing on the application for February 22, 2016.
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

•
EZCORP and the officer defendants issued false and misleading statements and omissions regarding the nature of the Company's consulting relationship with Madison Park LLC (as entity owned by Mr. Cohen) and the process the Board of Directors used in agreeing to it;

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
Federal Securities Litigation (WDT) — On July 20, 2015, Wu Winfred Huang, a purported holder of Class A Non-voting Common Stock, for himself and on behalf of other similarly situated holders of Class A Non-voting Common Stock, filed a lawsuit in the United States District Court for the Western District of Texas styled Huang v. EZCORP, Inc., et al. (Case No. 1:15-cv-00608-SS). The complaint names as defendants EZCORP, Inc., Stuart I. Grimshaw (our chief executive officer) and Mark E. Kuchenrither (our former chief financial officer) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The original complaint related to the Company’s announcement on July 17, 2015 that it will restate the financial statements for fiscal 2014 and the first quarter of fiscal 2015, and alleged generally that the Company issued materially false or misleading statements concerning the Company, its finances, business operations and prospects and that the Company misrepresented the financial performance of the Grupo Finmart business.
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
On January 11, 2016, the plaintiffs filed an Amended Class Action Complaint (the "Amended Complaint"). In the Amended Complaint, the plaintiffs seek to represent a class of purchasers of our Class A Common Stock between November 6, 2015 and October 20, 2015. The Amended Complaint asserts that the Company and Mr. Kuchenrither violated Section 10(b) of the Securities Exchange Act and Rule 10b-5, issued materially false or misleading statements throughout the proposed class period concerning the Company and its internal controls, specifically regarding the financial performance of Grupo Finmart. The plaintiffs also allege that Mr. Kuchenrither, as a controlling person of the Company, violated Section 20(a) of the Securities Exchange Act. The Amended Complaint does not assert any claims against Mr. Grimshaw. Under the Court’s current scheduling order, we have until February 29, 2016 to respond to the Amended Complaint, and we intend to file a motion to dismiss the claims.
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
NOTE 8: SEGMENT INFORMATION
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

There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our condensed consolidated financial statements. The following tables present operating segment information for the three-month periods ended December 31, 2015 and 2014, including reclassifications discussed in Note 1 and adjustments to reflect reclassification of all discontinued operations discussed in Note 2.

	Three Months Ended December 31, 2015
	U.S. Pawn	Mexico Pawn	Grupo Finmart	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$91,994	$16,586	$—	$4	$108,584	$—	$108,584
Jewelry scrapping sales	9,600	—	—	21	9,621	—	9,621
Pawn service charges	58,621	7,973	—	—	66,594	—	66,594
Consumer loan fees and interest	—	—	10,814	2,374	13,188	—	13,188
Other revenues	193	191	83	—	467	—	467
Total revenues	160,408	24,750	10,897	2,399	198,454	—	198,454
Merchandise cost of goods sold	55,461	10,798	—	—	66,259	—	66,259
Jewelry scrapping cost of goods sold	8,060	—	—	16	8,076	—	8,076
Consumer loan bad debt	—	—	11,991	612	12,603	—	12,603
Net revenues	96,887	13,952	(1,094)	1,771	111,516	—	111,516
Segment and corporate expenses (income):
Operations	63,545	11,193	9,588	1,280	85,606	—	85,606
Administrative	—	—	—	—	—	19,983	19,983
Depreciation and amortization	3,560	801	517	51	4,929	3,130	8,059
Loss on sale or disposal of assets	7	26	—	—	33	—	33
Interest expense	86	40	5,065	—	5,191	4,001	9,192
Interest income	(1)	—	(131)	—	(132)	(8)	(140)
Equity in net income of unconsolidated affiliate	—	—	—	(2,055)	(2,055)	—	(2,055)
Restructuring	891	328	—	204	1,423	269	1,692
Other expense (income)	—	128	768	(3)	893	(23)	870
Segment contribution (loss)	$28,799	$1,436	$(16,901)	$2,294	$15,628
Loss from continuing operations before income taxes					$15,628	$(27,352)	$(11,724)

	Three Months Ended December 31, 2014
	U.S. Pawn	Mexico Pawn	Grupo Finmart	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$89,442	$19,580	$—	$617	$109,639	$—	$109,639
Jewelry scrapping sales	17,007	1,407	—	120	18,534	—	18,534
Pawn service charges	57,035	7,892	—	—	64,927	—	64,927
Consumer loan fees and interest	—	—	16,315	2,656	18,971	—	18,971
Other revenues	184	240	56	175	655	—	655
Total revenues	163,668	29,119	16,371	3,568	212,726	—	212,726
Merchandise cost of goods sold	58,617	13,484	—	377	72,478	—	72,478
Jewelry scrapping cost of goods sold	13,333	1,261	—	81	14,675	—	14,675
Consumer loan bad debt	—	—	7,740	775	8,515	—	8,515
Net revenues	91,718	14,374	8,631	2,335	117,058	—	117,058
Segment and corporate expenses (income):
Operations	59,507	10,520	8,288	1,772	80,087	—	80,087
Administrative	—	—	—	—	—	12,552	12,552
Depreciation and amortization	3,452	1,244	566	191	5,453	2,555	8,008
Loss on sale or disposal of assets	—	256	—	—	256	—	256
Restructuring	—	—	—	—	—	22	22
Interest expense	8	1	8,281	—	8,290	3,744	12,034
Interest income	(16)	—	(481)	—	(497)	(34)	(531)
Equity in net income of unconsolidated affiliate	—	—	—	(2,194)	(2,194)	—	(2,194)
Other expense	—	438	174	3	615	144	759
Segment contribution (loss)	$28,767	$1,915	$(8,197)	$2,563	$25,048
Income from continuing operations before income taxes					$25,048	$(18,983)	$6,065
NOTE 9: ALLOWANCE FOR LOSSES AND CREDIT QUALITY OF CONSUMER LOANS
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
Loans to Grupo Finmart customers whose employment is continuing are referred to as “in-payroll” loans, while loans to Grupo Finmart customers whose employment is discontinued are referred to as “out-of-payroll” loans. A customer is generally considered to have discontinued their employment if they are no longer employed by the employer that is responsible for the payroll withholding. We do not reclassify non-performing loans to performing status if there are subsequent collections on the non-performing loans. We establish reserves for Grupo Finmart loans as follows:

•	We reserve 100% of non-performing loans, which for this purpose we consider to be:

◦	Out-of-payroll loans for which Grupo Finmart is not receiving payments; and

◦	In-payroll loans for which Grupo Finmart has not received any payments for 180 consecutive days.

•	We also establish additional reserves on loan principal and accrued interest reserves for performing loans based on historical experience.

When we reserve 100% of a Grupo Finmart loan, we charge the loan principal to consumer loan bad debt expense, reduce interest revenue by the amount of unpaid interest theretofore accrued on the loan and cease accruing interest revenue. Future collections are recorded as a reduction of consumer loan bad debt expense (in the case of written-off principal) and an increase in consumer loan fee revenue (in the case of written-off accrued interest) after principal has been recovered. Long-term unsecured consumer loan bad debt expense is included in "Consumer loan bad debt" expense in our condensed consolidated statements of operations.
Grupo Finmart provides an allowance for losses on performing, in-payroll loans and related interest receivable based on historical collection experience. Changes in the principal valuation allowance are charged to "Consumer loan bad debt" expense and changes in the interest receivable valuation allowance are charged to "Consumer loan fees and interest" in our condensed consolidated statements of operations.

The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented and excludes items such as non-sufficient funds fees, repossession fees, auction fees and interest:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision (Benefit)	Translation Adjustment	Allowance Balance at End of Period (a)	Financing Receivable at End of Period (a)

	(in thousands)
Unsecured short-term consumer loans: (b)
Three Months Ended December 31, 2015	$11,498	$(3,077)	$1,641	$(818)	$(252)	$8,992	$11,149
Three Months Ended December 31, 2014	14,645	(9,051)	3,291	4,996	(513)	13,368	31,159
Secured short-term consumer loans: (c)
Three Months Ended December 31, 2015	$2,004	$(2,229)	$436	$(211)	$—	$—	$—
Three Months Ended December 31, 2014	1,049	(14,437)	12,989	1,533	—	1,134	7,866
Unsecured long-term consumer loans:
Three Months Ended December 31, 2015	$50,645	$(744)	$—	$11,802	$(545)	$61,158	$162,678
Three Months Ended December 31, 2014	38,087	(167)	—	7,612	(3,350)	42,182	157,368

(a)	Portions of these amounts are included in "Consumer loans, net" and "Non-current consumer loans, net" in our condensed consolidated balance sheets.

(b)	No aging allowance disclosure provided for these amounts as our policy is to charge-off all amounts on the first day after the due date.

(c)
As a result of our discontinuance of USFS, our secured short-term consumer loan balance was reduced to zero as of December 31, 2015. As such, no further aging allowance disclosure has been provided for these amounts. Refer to Note 2 for further detail on discontinued operations.

The following table presents an aging analysis of past due financing receivables held by Grupo Finmart:

	Days Past Due				Total Past Due	Current Receivable	Translation Adjustment	Total Financing Receivable	Allowance Balance	Recorded Investment > 90 Days Accruing
	1-30	31-60	61-90	>90

	(in thousands)
Unsecured long-term consumer loans:
December 31, 2015
Performing loans	$10,360	$7,883	$5,446	$3,921	$27,610	$78,914	$270	$106,794	$5,274	$3,921
Non-performing loans	885	1,053	927	51,122	53,987	1,897	—	55,884	55,884	—
	$11,245	$8,936	$6,373	$55,043	$81,597	$80,811	$270	$162,678	$61,158	$3,921
December 31, 2014
Performing loans	$5,068	$4,231	$1,740	$1,337	$12,376	$107,414	$1,387	$121,177	$5,989	$1,337
Non-performing loans	1,684	2,010	1,412	28,293	33,399	2,794	(2)	36,191	36,193	—
	$6,752	$6,241	$3,152	$29,630	$45,775	$110,208	$1,385	$157,368	$42,182	$1,337
September 30, 2015
Performing loans	$6,783	$6,179	$6,776	$5,766	$25,504	$87,272	$—	$112,776	$5,128	$5,766
Non-performing loans	553	701	613	41,670	43,537	1,980	—	45,517	45,517	—
	$7,336	$6,880	$7,389	$47,436	$69,041	$89,252	$—	$158,293	$50,645	$5,766
NOTE 10: FAIR VALUE MEASUREMENTS
In accordance with FASB ASC 820-10, our assets and liabilities discussed below are classified in one of the following three categories based on the inputs used to develop their fair values:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities

•	Level 2: Other observable market-based inputs or unobservable inputs that are corroborated by market data

•	Level 3: Unobservable inputs that are not corroborated by market data

Recurring Fair Value Measurements
The tables below present our financial assets (liabilities) that were measured at fair value on a recurring basis as of December 31, 2015 and 2014 and September 30, 2015:

	December 31, 2015	Fair Value Measurements Using
Financial assets (liabilities)		Level 1	Level 2	Level 3

	(in thousands)
Foreign currency forwards	$9,499	$—	$9,499	$—
Cash Convertible Notes Hedges	7,777	—	7,777	—
Cash Convertible Notes Embedded Derivative	(7,777)	—	(7,777)	—
Phantom share-based awards	(2,099)	—	—	(2,099)
Contingent consideration	(2,601)	—	—	(2,601)
Net financial assets (liabilities)	$4,799	$—	$9,499	$(4,700)

	December 31, 2014	Fair Value Measurements Using
Financial assets (liabilities)		Level 1	Level 2	Level 3

	(in thousands)
Foreign currency forwards	$9,987	$—	$9,987	$—
Cash Convertible Notes Hedges	45,163	—	45,163	—
Cash Convertible Notes Embedded Derivative	(45,163)	—	(45,163)	—
Contingent consideration	(3,440)	—	—	(3,440)
Net financial assets (liabilities)	$6,547	$—	$9,987	$(3,440)

	September 30, 2015	Fair Value Measurements Using
Financial assets (liabilities)		Level 1	Level 2	Level 3

	(in thousands)
Foreign currency forwards	$14,169	$—	$14,169	$—
Holding Period Adjustment	4	—	4	—
Cash Convertible Notes Hedges	10,505	—	10,505	—
Cash Convertible Notes Embedded Derivative	(10,505)	—	(10,505)	—
Phantom share-based awards	(3,932)	—	—	(3,932)
Contingent consideration	(2,601)	—	—	(2,601)
Net financial assets (liabilities)	$7,640	$—	$14,173	$(6,533)
Grupo Finmart measured the value of the forward currency forwards using Level 2 inputs such as estimations of expected cash flows, appropriately risk-adjusted discount rates and available observable inputs (term of the forward, notional amount, discount rates based on local and foreign rate curves, and a credit value adjustment to consider the likelihood of nonperformance). Forward contracts are recorded in the condensed consolidated balance sheets under “Other assets, net.”
We measured the fair value of the Holding Period Adjustment using an option pricing model based on observable Level 1 and Level 2 inputs such as conversion price of underlying shares, current share price, implied volatility, risk free interest rate and other factors. The Holding Period Adjustment is recorded in the condensed consolidated balance sheets under "Other assets, net" and had no value as of December 31, 2015.
We measured the fair value of the Cash Convertible Notes Hedges and the Cash Convertible Notes Embedded Derivative using an option pricing model based on observable Level 1 and Level 2 inputs such as conversion price of underlying shares, current share price, implied volatility, risk free interest rate and other factors. The Cash Convertible Notes Hedges are recorded in the condensed consolidated balance sheets under “Other assets, net.” The Cash Convertible Notes Embedded Derivative is recorded in the condensed consolidated balance sheets under “Long-term debt, less current maturities.”
On April 26, 2013, Grupo Finmart purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company. The total purchase price was performance-based and will be determined over a period of four years from the date of purchase. Total contingent consideration due on January 2, 2017 is based on interest income generated by the acquired portfolios and new loans made through Fondo ACH's contractual relationships. We used an income approach to measure the fair value of the contingent consideration using a probability-weighted discounted cash flow approach. Some of the significant inputs used for the valuation are not observable in the market and are thus Level 3 inputs. Contingent consideration is recorded in the condensed consolidated balance sheets under "Deferred gains and other long-term liabilities." Significant increases or decreases in the underlying assumptions used to value the contingent consideration could significantly increase or decrease the fair value estimates recorded in the condensed consolidated balance sheets. During the three-month period ended December 31, 2015, we recorded no valuation adjustment to the $2.6 million balance of the contingent consideration liability.
During fiscal 2015, we granted awards to employees based upon underlying shares that were not issued, and therefore we accounted for these as phantom share-based awards under FASB ASC 718-30. These awards are recorded in the condensed consolidated balance sheets under “Accounts payable and other accrued expenses” for unvested share-based payment awards. The fair value of fiscal 2015 phantom share-based awards that were estimated using the Monte Carlo simulation model incorporated the closing share price of our Class A Common Stock on the date of grant (considered, for this purpose, to be October 1, 2014), as well as the following assumptions, which we consider to be Level 3 inputs under the fair value hierarchy:

Expected volatility of EZCORP, Inc. Class A Common Stock	49.7%
Risk-free interest rate	1.9%
Expected term in years	6
Cost of equity	11.5%
Dividend yield	—
During the three-month period ended December 31, 2015, we settled and released $0.1 million of phantom share-based awards, expensed an additional $0.2 million of phantom share-based awards and reclassified $1.9 million of phantom share-based awards from liability awards to equity awards recorded in the condensed consolidated balance sheets under "Additional paid-in capital," leaving a $2.1 million balance in phantom share-based awards as of December 31, 2015.
There were no transfers in or out of Level 1 or Level 2 for financial assets or liabilities measured at fair value on a recurring basis during the periods presented.

Financial Assets, Temporary Equity and Financial Liabilities Not Measured at Fair Value
Our financial assets, temporary equity and financial liabilities as of December 31, 2015 and 2014 and September 30, 2015 that are not measured at fair value in our condensed consolidated balance sheets are as follows:

	Carrying Value		Estimated Fair Value
	December 31, 2015		December 31, 2015	Fair Value Measurement Using
				Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$22,781		$22,781	$22,781	$—	$—
Restricted cash	16,157		16,157	16,157	—	—
Pawn loans	157,905		157,905	—	—	157,905
Consumer loans, net	32,175		32,715	—	—	32,715
Pawn service charges receivable, net	31,342		31,342	—	—	31,342
Consumer loan fees and interest receivable, net	12,827		12,827	—	—	12,827
Investment in unconsolidated affiliate	53,404		58,773	58,773	—	—
Restricted cash, non-current	2,667		2,667	2,667	—	—
Non-current consumer loans, net	71,502		72,789	—	—	72,789
	$400,760		$407,956	$100,378	$—	$307,578

Temporary equity:
Common Stock, subject to possible redemption	$11,696		$11,639	$—	$—	$11,639
Redeemable noncontrolling interest	2,379		5,467	—	—	5,467
	$14,075		$17,106	$—	$—	$17,106

Financial liabilities:
Cash Convertible Notes	$190,089		$156,400	$—	$156,400	$—
Foreign currency debt	17,802	*	18,720	—	18,720	—
Consumer loans facility due 2019	40,080		39,694	—	39,694	—
Foreign currency unsecured notes	19,893	*	20,521	—	20,521	—
Foreign currency secured notes	20,034	*	21,814	—	21,814	—
Secured notes consolidated from VIEs	61,456	*	55,090	—	55,090	—
	$349,354		$312,239	$—	$312,239	$—

	Carrying Value		Estimated Fair Value
	December 31, 2014		December 31, 2014	Fair Value Measurement Using
				Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$77,599		$77,599	$77,599	$—	$—
Restricted cash	60,218		60,218	60,218	—	—
Pawn loans	150,930		150,930	—	—	150,930
Consumer loans, net	61,347		61,936	—	—	61,936
Pawn service charges receivable, net	30,241		30,241	—	—	30,241
Consumer loan fees and interest receivable, net	13,199		13,199	—	—	13,199
Investment in unconsolidated affiliate	99,219		123,932	123,932	—	—
Restricted cash, non-current	4,310		4,310	4,310	—	—
Non-current consumer loans, net	78,362		79,615	—	—	79,615
	$575,425		$601,980	$266,059	$—	$335,921

Temporary equity:
Redeemable noncontrolling interest	$18,550		$44,771	$—	$—	$44,771

Financial liabilities:
Cash Convertible Notes	$179,796		$185,461	$—	$185,461	$—
Foreign currency debt	23,199	*	23,952	—	23,952	—
Consumer loans facility due 2019	46,110		49,604	—	49,604	—
Foreign currency unsecured notes	18,461	*	18,787	—	18,787	—
Foreign currency secured notes	23,535	*	23,957	—	23,957	—
Secured notes consolidated from VIEs	113,168	*	111,523	—	111,523	—
	$404,269		$413,284	$—	$413,284	$—

	Carrying Value		Estimated Fair Value
	September 30, 2015		September 30, 2015	Fair Value Measurement Using
				Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$59,124		$59,124	$59,124	$—	$—
Restricted cash	15,137		15,137	15,137	—	—
Pawn loans	159,964		159,964	—	—	159,964
Consumer loans, net	36,533		37,559	—	—	37,559
Pawn service charges receivable, net	30,852		30,852	—	—	30,852
Consumer loan fees and interest receivable, net	19,802		19,802	—	—	19,802
Investment in unconsolidated affiliate	56,182		56,182	56,182	—	—
Restricted cash, non-current	2,883		2,883	2,883	—	—
Non-current consumer loans, net	75,824		77,644	—	—	77,644
	$456,301		$459,147	$133,326	$—	$325,821

Temporary equity:
Common stock, subject to possible redemption	$11,696		$11,438	$—	$—	$11,438
Redeemable noncontrolling interest	3,235		5,467	—	—	5,467
	$14,931		$16,905	$—	$—	$16,905

Financial liabilities:
Cash Convertible Notes	$187,471		$169,050	$—	$169,050	$—
Foreign currency debt	18,505	*	19,851	—	19,851	—
Consumer loans facility due 2019	40,493		40,774	—	40,774	—
Foreign currency unsecured notes	20,987	*	20,477	—	20,477	—
Foreign currency secured notes	20,286	*	22,476	—	22,476	—
Secured notes consolidated from VIEs	73,264	*	68,685	—	68,685	—
	$361,006		$341,313	$—	$341,313	$—
* Portions of these amounts are included in "Current maturities of long-term debt" and "Long-term debt, less current maturities" in our condensed consolidated balance sheets.
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
Consumer loans, other than those made by Grupo Finmart, have relatively short maturity periods that are generally 12 months; therefore, we estimate that their carrying value approximates fair value. Consumer loans made by Grupo Finmart have an average contractual term of approximately 30 months. We estimated the fair value of the Grupo Finmart consumer loans by applying an income approach (the present value of future cash flows). Key assumptions include an annualized probability of default as well as a discount rate based on the funding rate plus the portfolio liquidity risk. Significant increases or decreases in the underlying assumptions used to value the consumer loans could significantly increase or decrease the fair value estimates disclosed above.
The inputs used to generate the fair value of our investment in unconsolidated affiliate Cash Converters International were considered Level 1 inputs. These inputs are comprised of (a) the quoted stock price on the Australian Stock Exchange multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate as of the end of our reporting period. We included no control premium for owning a large percentage of outstanding shares.
The fair value of the redeemable noncontrolling interest was estimated by applying an income approach. This fair value measurement is based on significant Level 3 inputs that are not observable in the market. Key assumptions include discount rates up to 25%, representing discount for lack of control and lack of marketability that market participants would consider when estimating the fair value of the noncontrolling interest. Significant increases or decreases in the underlying assumptions used to value the redeemable noncontrolling interest could significantly increase or decrease the fair value estimates disclosed above.
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
NOTE 11: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
See Note 10 for a discussion of the Cash Convertible Notes Hedges and Cash Convertible Notes Embedded Derivative presented below.
During the fiscal years ended September 30, 2015 and 2014, Grupo Finmart entered into cross-currency forward contracts to hedge foreign exchange rate fluctuations in connection with the formation of the VIEs and related transfer of certain loans as described in Note 12. The Company guarantees the future cash outflows of the forward contract, which is included in the Company’s condensed consolidated balance sheets and adjusted to fair value each reporting period through earnings.
Grupo Finmart received proceeds of $3.6 million, net with the settlement of remaining foreign currency forwards attributable to the cross-border 8.5% unsecured notes due 2015 which were repaid during the three-month period ended December 31, 2015.
The following tables set forth certain information regarding our derivative instruments not designated as hedging instruments:

		Fair Value Asset (Liability) of Derivative Instruments
Derivative Instrument	Balance Sheet Location	December 31, 2015	December 31, 2014	September 30, 2015

		(in thousands)
Foreign currency forwards	Prepaid expenses and other current assets	$9,499	$9,987	$14,169
Cash Convertible Notes Hedges	Other assets, net	7,777	45,163	10,505
Cash Convertible Notes Embedded Derivative	Long-term debt, less current maturities	(7,777)	(45,163)	(10,505)

		Amount of Unrealized Gain (Loss) on Derivatives
		Three Months Ended December 31,
Derivative Instrument	Income Statement Location	2015	2014

		(in thousands)
Foreign currency forwards	Other expense*	$(1,113)	$7,014
*Amount is partially offset by gains and losses caused by related foreign currency fluctuations.

NOTE 12: VARIABLE INTEREST ENTITIES
The Company performs ongoing qualitative assessments of VIEs it is involved with to determine if it has a controlling financial interest in the VIE and therefore is the VIE’s primary beneficiary. If it is determined to be the primary beneficiary, the Company consolidates the VIE in its condensed consolidated financial statements.
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
Grupo Finmart has entered into foreign exchange forward contracts with a third party to provide U.S. dollars on the payment of Mexican Pesos, and has assigned the rights under those contracts to VIE B to mitigate the risk associated with its U.S. dollar denominated liabilities and Mexican peso denominated assets. EZCORP has guaranteed the future cash outflows under those foreign exchange forward contracts.
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

The loans the VIEs purchased from Grupo Finmart are reflected in our condensed consolidated financial statements at amortized cost based on Grupo Finmart’s pre-transfer basis. We did not recognize any gain or loss as a result of the loan transfer to the VIEs or from the consolidation of the VIEs. The excess of the principal amount of each VIE’s notes payable over the principal amount of the VIE’s loans (this is the unamortized loan premium paid by the VIEs) is to be repaid using a portion of the VIE’s loan interest, as the coupon of the VIE’s loans are greater than the coupon of the VIE’s notes payable.

Income (principally, interest and fees on loans) earned by our consolidated VIEs was $3.2 million and $10.6 million for the three-months ended December 31, 2015 and 2014, respectively. Related expenses, consisting primarily of interest expense, foreign exchange losses and consumer loan bad debt expense were $4.2 million and $11.0 million for the three-months ended December 31, 2015 and 2014, respectively. These amounts do not include intercompany transactions which are eliminated in our condensed consolidated financial statements.
Grupo Finmart Securitization Trust
On February 17, 2014, Grupo Finmart entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The 5.8% consumer loans facility due 2019 debt securities pertaining to the Grupo Finmart Securitization Trust are presented in Note 5. Grupo Finmart is the primary beneficiary of the securitization trust because Grupo Finmart has the power to direct the most significant activities of the trust through its role as servicer of all the receivables held by the trust and through its obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we consolidate the trust. The assets and liabilities of the Grupo Finmart Securitization Trust described above are presented in our condensed consolidated balance sheets and are net of intercompany balances which are eliminated in our condensed consolidated financial statements.

Non-Consolidated Variable Interest Entities
The Company historically held a significant variable interest in two VIEs for which it was not the primary beneficiary and, therefore, were not consolidated. Prior to our discontinuance of USFS as discussed in Note 2, we issued letters of credit (“LOC”) to enhance the creditworthiness of our customers seeking unsecured loans from unaffiliated lenders. We had no further substantial involvement with such lenders as of December 31, 2015.
NOTE 13: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Condensed Consolidated Balance Sheets Information
The following table provides information on net amounts included under "Pawn service charges receivable, net," "Consumer loan fees and interest receivable, net," "Inventory, net" and "Property and equipment, net" in our condensed consolidated balance sheets:

	December 31, 2015	December 31, 2014	September 30, 2015

	(in thousands)
Pawn service charges receivable, net:
Gross pawn service charges receivable	$39,517	$38,568	$39,877
Allowance for uncollectible pawn service charges receivable	(8,175)	(8,327)	(9,025)
	$31,342	$30,241	$30,852

Consumer loan fees and interest receivable, net:
Gross consumer loan fees and interest receivable	$30,632	$27,707	$31,847
Allowance for uncollectible consumer loan fees and interest receivable	(17,805)	(14,508)	(12,045)
	$12,827	$13,199	$19,802

Inventory, net:
Gross inventory	$139,570	$144,442	$131,174
Inventory reserves	(6,590)	(11,783)	(7,090)
	$132,980	$132,659	$124,084
Property and equipment, net:
Property and equipment, gross	$211,889	$241,419	$212,384
Accumulated depreciation	(141,926)	(137,066)	(136,790)
	$69,963	$104,353	$75,594
See Note 9 for information on net amounts included under "Consumer loans, net" and "Non-current consumer loans, net" in our condensed consolidated balance sheets.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS
The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2015, as supplemented by the information set forth in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk,” "Part II, Item 1 — Legal Proceedings" and "Part II, Item 1A — Risk Factors" of this Quarterly Report.

Overview
EZCORP is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of pawn loans in the United States and Mexico and consumer loans in Mexico.
Our vision is to be the market leader in North America, within three years, in responsibly and respectfully meeting our customers' desire for access to cash when they want it. That vision is supported by four key imperatives:

•	Market Leading Customer Satisfaction;

•	Exceptional Staff Engagement;

•	Attractive Shareholder Returns; and

•	Most Efficient Provider of Cash.
At our pawn stores, we offer pawn loans, which are non-recourse loans collateralized by tangible property, and we sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers.
Through our 94%-owned subsidiary, Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart" doing business under the names "Crediamigo" and "Adex"), headquartered in Mexico City, we offer unsecured installment loans to employees of various Mexican employers (principally federal, state and local government agencies), which are repaid through payroll deductions.
The following charts present revenue by product for the three-month periods ended December 31, 2015 and 2014:

The following tables present store data by segment:

	Three Months Ended December 31, 2015
	Company-owned Stores
	U.S. Pawn	Mexico Pawn		Grupo Finmart	Other International	Consolidated	Franchises

As of September 30, 2015	522	237	*	53	27	839	1
New locations opened	—	1		—	—	1	—
Locations sold, combined or closed	(6)	(1)		(7)	—	(14)	—
As of December 31, 2015	516	237		46	27	826	1

*	Includes five buy/sell stores.

	Three Months Ended December 31, 2014
	Company-owned Stores
	U.S. Pawn	Mexico Pawn	Grupo Finmart	Other International	Consolidated	Franchises

As of September 30, 2014	504	261	53	39	857	5
New locations opened	5	1	—	—	6	—
Locations sold, combined or closed	—	—	—	—	—	(1)
As of December 31, 2014	509	262	53	39	863	4
Pawn Activities
At our pawn stores, we offer secured loans, which are typically small, non-recourse loans collateralized by tangible personal property. As of December 31, 2015, we had an aggregate pawn loan principal balance of $157.9 million. We earn pawn service charge revenue on our pawn loans that vary by location and loan size.
In our pawn stores, we acquire inventory for retail sales through pawn loan forfeitures, purchases of customers’ merchandise and purchases of new or refurbished merchandise from third party vendors. We believe our ability to offer quality secondhand goods and refurbished goods at prices significantly lower than original retail prices attracts value-conscious customers. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. Improper value assessment in the lending or purchasing process can result in lower margins or reduced marketability of the merchandise.
Our inventory is stated at the lower of cost or market. We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 4.7% of gross inventory as of December 31, 2015, compared to 8.2% as of December 31, 2014 and 5.4% as of September 30, 2015. The decrease in valuation allowance from September 30, 2015 to December 31, 2015 is reflective of our focus on reducing our aged inventory balances.
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
International Growth
Within our Mexican consumer loan business, we anticipate Grupo Finmart will continue to sign new contracts with federal, state and local governments as well as further penetrate the existing contracts. In addition, we are seeking to diversify our product offerings to this customer base. We expect to continue to obtain local financing to fund Grupo Finmart’s lending growth, and we anticipate this financing will be non-recourse to EZCORP.
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
Seasonality and Quarterly Results
Historically, U.S. pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. U.S. merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season with jewelry sales surrounding Valentine’s Day and additionally impacted by tax refunds in the United States.
Financial Highlights for the Three Months Ended December 31, 2015
The following presents selected, unaudited, consolidated financial data for our three-month periods ended December 31, 2015 and 2014 (the "current quarter" or "current three-month period" and "prior-year quarter," respectively).
The following discussion presents selected consolidated summary financial data from continuing operations on a constant currency basis unless otherwise noted. The discussion includes consolidated results including constant currency results from Mexico Pawn, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” below.
Overall Core Pawn Business Improvement
Pawn Lending Momentum Continues

•
Quality loan growth continued with pawn loans outstanding increasing 6% (5% increase on a GAAP basis including ending Mexico Pawn loan balance increase of $1.7 million to $14.5 million) from the end of the prior-year quarter.

•	Total number of new loans made increased 8% with average loan size up 2% (down 1% on a GAAP basis including a 9% decrease in average Mexico Pawn loan size) from the prior-year quarter.

•	Positive same store loan balances increased 3% from the prior-year quarter (2% increase on a GAAP basis including a 14% increase in Mexico Pawn same store loan balances).

•	Pawn loan redemption rates remain at 83% as compared to the prior-year quarter on a GAAP basis.

•	Pawn service charges increased 5% from the prior-year quarter (3% increase on a GAAP basis including Mexico Pawn service charges increase of $0.1 million to $8.0 million).
Improved Merchandise Sales Margin and Inventory Position

•	Merchandise margin increased from 34% in the prior-year quarter to 39% in the current quarter on a GAAP basis, a result of disciplined loan valuations and effective product lifecycle pricing.

•	Merchandise sales gross profit increased from $37.2 million in the prior-year quarter to $42.3 million in the current quarter on a GAAP basis.

•
Aged inventory reduced to 11% for U.S. Pawn and 3% for Mexico Pawn at the end of the current quarter from 16% for U.S. Pawn and 16% for Mexico Pawn at the end of the prior-year quarter on a GAAP basis.

Growing Return on Pawn Earning Assets

•
Annualized return on pawn earning assets (defined as average annual merchandise and scrap sales gross profit yield on pawn loans and inventory balances outstanding) increased to 151% in the current quarter on a GAAP basis versus 142% in the prior-year quarter.

•
Inventory yield (defined as average annual merchandise and scrap sales gross profit yield on inventory balances outstanding) increased from 116% in the prior-year quarter to 132% in the current quarter on a GAAP basis, driven by improved gross margin on merchandise sales.

Results of Operations
Non-GAAP Financial Information
In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency results to evaluate results of the Mexico Pawn and Grupo Finmart segment operations, which are denominated in Mexican pesos and believe that presentation of constant currency results is meaningful and useful in understanding the activities and business metrics of our Mexico Pawn and Grupo Finmart operations and reflect an additional way of viewing aspects of our business that, when viewed with its GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP condensed consolidated financial statements. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating condensed consolidated balance sheet and condensed consolidated statement of operations items denominated in Mexican pesos to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations. For condensed consolidated balance sheet items, the end of period rate as of December 31, 2015 of 17.3 to 1 was used, compared to the end of period rate as of December 31, 2014 of 14.7 to 1. For condensed consolidated statement of operations items, the average closing daily exchange rate for the appropriate period was used. The average exchange rate for the current three-month period ended December 31, 2015 was 16.8 to 1 as compared to the prior year three-month period ended December 31, 2014 rate of 13.9 to 1. Constant currency results, where presented, also exclude foreign currency gain or loss and the related foreign currency derivative gain or loss impact.

Summary Financial Data
This table, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes.

	Three Months Ended December 31,		Percentage Change
	2015	2014

	(in thousands)
Revenues:
Merchandise sales	$108,584	$109,639	(1)%
Jewelry scrapping sales	9,621	18,534	(48)%
Pawn service charges	66,594	64,927	3%
Consumer loan fees and interest	13,188	18,971	(30)%
Other revenues	467	655	(29)%
Total revenues	198,454	212,726	(7)%
Merchandise cost of goods sold	66,259	72,478	(9)%
Jewelry scrapping cost of goods sold	8,076	14,675	(45)%
Consumer loan bad debt	12,603	8,515	48%
Net revenues	111,516	117,058	(5)%
Operating expenses	115,373	100,925	14%
Non-operating expenses	7,867	10,068	(22)%
(Loss) income from continuing operations before income taxes	(11,724)	6,065	*
Income tax (benefit) expense	(3,696)	3,264	*
(Loss) income from continuing operations, net of tax	(8,028)	2,801	*
(Loss) income from discontinued operations, net of tax	(238)	6,877	*
Net (loss) income	(8,266)	9,678	*
Net loss from continuing operations attributable to redeemable noncontrolling interest	(792)	(1,934)	(59)%
Net (loss) income attributable to EZCORP	$(7,474)	$11,612	*

Net earning assets:
Pawn loans	$157,905	$150,930	5%
Consumer loans, net	32,175	61,347	(48)%
Inventory, net	132,980	132,659	—%
Non-current consumer loans, net	71,502	78,362	(9)%
Total net earning assets	$394,562	$423,298	(7)%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Income from continuing operations, net of tax decreased $10.8 million from the prior-year quarter to a loss of $8.0 million in the current quarter. This decrease was due to a $5.5 million decrease in net revenues and a $14.4 million increase in operating expenses, partially offset by a $7.0 million decrease in income tax expense and a $2.2 million decrease in non-operating expenses.
The $5.5 million decrease in net revenues was primarily due to:

•
A $2.3 million, or 60% decrease in jewelry scrapping net revenue due to a decrease in proceeds realized per gram of gold jewelry scrapped coupled with a decrease in gold volume primarily as a result of our continued strategy to sell rather than scrap jewelry;

•	A $9.9 million, or 94% decrease in consumer loan net revenue due to an increase in non-performing loans held by Grupo Finmart in the current quarter; partially offset by

•
A $5.2 million, or 14%, increase in merchandise sales gross profit attributable to improved margins in both our U.S. Pawn and Mexico Pawn segments in comparison to the prior-year quarter as a result of liquidating aged inventory during fiscal 2015 in addition to revenue growth driven by new stores acquired in the U.S. Pawn segment; and

•
A $1.7 million, or 3%, increase in pawn service charges due to new stores acquired in the U.S. pawn segment in addition to an increased annualized average yield coupled with an increase in average monthly ending pawn loans outstanding in comparison to the prior-year quarter in both our U.S. Pawn and Mexico Pawn segments.

The $14.4 million increase in operating expenses was primarily due to:

•
A $1.4 million increase in labor and related expenses and commissions primarily attributable to an increase in-line with the overall increase in net revenues from the U.S. Pawn and Mexico Pawn segments (measured, in the case of Mexico Pawn, on a constant currency basis) in addition to new stores acquired by the U.S. Pawn segment and overall originations by Grupo Finmart;

•	A $3.0 million increase in stock compensation due to the timing of reversal of compensation costs in the prior-year quarter as a result of forfeitures;

•	A $3.3 million increase due primarily to a change in the store-level bonus programs during fiscal 2016 to better incentivize performance;

•	A $3.5 million increase in legal and professional fees primarily associated with the restatement of previously-issued financial statements and other that we finalized during the current quarter; and

•
A $1.7 million increase in restructuring costs due to wind downs of certain costs that were expensed in the current quarter relative to services being performed related to our fiscal 2015 restructuring plan.

Income tax expense decreased $7.0 million to a $3.7 million benefit in the current quarter, primarily due to an $11.7 million loss from continuing operations before income taxes in the current quarter as compared to income from continuing operations before income taxes of $6.1 million in the prior-year quarter. The effective tax rate from continuing operations for the three-month period ended December 31, 2015 was 32% of pre-tax loss compared to 54% of pre-tax income for the three-month period ended December 31, 2014.
Non-operating expenses decreased $2.2 million primarily due to a $2.8 million decrease in overall interest expense as a result in the decrease in weighted-average Grupo Finmart debt outstanding during the current quarter as compared to the prior-year quarter.
The decrease in (loss) income from discontinued operations, net of tax, was due to substantial exit of our U.S. financial services business during the fourth quarter of fiscal 2015 resulting in minimal activity during the current quarter.

U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Three Months Ended December 31,		Percentage Change
	2015	2014

	(in thousands)
Net revenues:
Pawn service charges	$58,621	$57,035	3%

Merchandise sales	91,994	89,442	3%
Merchandise sales gross profit	36,533	30,825	19%
Gross margin on merchandise sales	40%	34%	18%

Jewelry scrapping sales	9,600	17,007	(44)%
Jewelry scrapping sales gross profit	1,540	3,674	(58)%
Gross margin on jewelry scrapping sales	16%	22%	(27)%

Other revenues	193	184	5%
Net revenues	96,887	91,718	6%

Segment operating expenses:
Operations	63,545	59,507	7%
Depreciation and amortization	3,560	3,452	3%
Segment operating contribution	29,782	28,759	4%

Other segment expenses (income)	983	(8)	*
Segment contribution	$28,799	$28,767	—%

Other data:
Net earning assets — continuing operations	$258,798	$251,317	3%
Inventory turnover — general merchandise	2.5	2.6	(4)%
Inventory turnover — jewelry	1.2	1.1	9%
Average monthly ending pawn loan balance per store (a)	$276	$274	1%
Average annual yield on pawn loans outstanding	163%	161%	200bps
Pawn loan redemption rate	83%	83%	0bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.

Net revenues increased 6% ($5.2 million), with core pawn revenue increasing $4.2 million, or 3%, from the prior-year quarter. The increase in core pawn revenue attributable to same stores and new stores added since the prior-year quarter in addition to change in pawn loan originations is summarized as follows:

		Current Quarter from Prior-Year Quarter Change in Core Pawn Revenue
	Change in Pawn Loan Originations	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	4.3%	$(0.3)	$0.6	$0.3
New stores	2.8%	1.9	2.0	3.9
Total	7.1%	$1.6	$2.6	$4.2
Pawn service charges increased 3%, with the annualized average yield increasing to 163% from 161% in the prior-year quarter coupled with an increase in average monthly ending pawn loans outstanding of 1%, driven by the addition of new stores.
Gross margin on merchandise sales increased to 40% from 34% in the prior-year quarter as a result of liquidating aged inventory during fiscal 2015. We reduced total aged inventory (as a percentage of total inventory) to 11% from 16%, comprised of a reduction of aged general merchandise inventory to 6% from 7% and a reduction of aged jewelry inventory to 16% from 26% in the prior-year quarter. This fiscal 2015 decrease in aged inventory coupled with the addition of new stores drove an increase in merchandise sales gross profit of $5.7 million.
Gross margin on jewelry scrapping sales decreased to 16% from 22% in the prior-year quarter as a result of an 8% decrease in proceeds realized per gram of gold jewelry scrapped, coupled with a 37% decrease in gold volume, primarily as a result of our continued strategy to sell rather than scrap jewelry. Jewelry scrapping sales gross profit decreased to 2% of net revenues from 4% in the prior-year quarter.
Total segment expenses increased to $68.1 million (42% of revenues) in the current quarter from $63.0 million (38% of revenues) in the prior-year quarter primarily due to:

•
A $4.0 million, or 7%, increase in operations expense primarily attributable to $2.8 million in additional expenses from new stores opened, primarily labor and associated costs, in addition to other smaller items; and

•	$0.9 million in wind downs of restructuring expense for certain costs that were expensed in the current quarter relative to services being performed related to our fiscal 2015 restructuring plan.

Mexico Pawn
The following table presents selected summary financial data from continuing operations for the Mexico Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Three Months Ended December 31,			Percentage Change GAAP	Percentage Change Constant Currency
	2015	2015 Constant Currency (a)	2014

	(in USD thousands)
Net revenues:
Pawn service charges	$7,973	$9,636	$7,892	1%	22%

Merchandise sales	16,586	20,046	19,580	(15)%	2%
Merchandise sales gross profit	5,788	6,996	6,096	(5)%	15%
Gross margin on merchandise sales	35%	35%	31%	13%	13%

Jewelry scrapping sales	—	—	1,407	(100)%	(100)%
Jewelry scrapping sales gross profit	—	—	146	(100)%	(100)%
Gross margin on jewelry scrapping sales	*	*	10%	*	*

Other revenues	191	231	240	(20)%	(4)%
Net revenues	13,952	16,863	14,374	(3)%	17%

Segment operating expenses:
Operations	11,193	13,528	10,520	6%	29%
Depreciation and amortization	801	968	1,244	(36)%	(22)%
Segment operating contribution	1,958	2,367	2,610	(25)%	(9)%

Other segment expenses (b)	522	475	695	(25)%	(32)%
Segment contribution	$1,436	$1,892	$1,915	(25)%	(1)%

Other data:
Net earning assets — continuing operations	$32,074	$37,747	$31,764	1%	19%
Inventory turnover	2.4	2.4	2.7	(11)%	(11)%
Average monthly ending pawn loan balance per store (c)	$69	$81	$63	10%	29%
Average annual yield on pawn loans outstanding	195%	194%	199%	-400bps	-500bps
Pawn loan redemption rate	78%	78%	77%	100bps	100bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	For income statement items, the average closing daily exchange rate for the applicable period was used. For balance sheet items, the end of the period rate for the applicable period end was used.
(b)
The three-month period ended December 31, 2015 constant currency balance excludes $0.1 million of net foreign currency transaction losses resulting from movement in exchange rates. The net foreign currency transaction losses for the three-month period ended December 31, 2014 were $0.4 million and are not excluded from the above results.

(c)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.

Our Mexico pawn operations continued to grow significantly, with core pawn revenue increasing $2.2 million, or 8%, from the prior-year quarter. Merchandise sales increased $0.5 million, or 2%, from the prior-year quarter to $20.0 million. The increase in core pawn revenue attributable to same store and new stores added since the prior-year quarter in addition to change in pawn loan originations is summarized as follows:

		Current Quarter from Prior-Year Quarter Change in Core Pawn Revenue
	Change in Pawn Loan Originations	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	25.3%	$1.7	$0.5	$2.2
Total	25.3%	$1.7	$0.5	$2.2
Pawn service charges increased 22% from the prior-year quarter driven by an increase in average monthly ending pawn loans outstanding of 29%, partially offset by the annualized average yield decreasing to 194% from 199% in the prior-year quarter.
Gross margin on merchandise sales increased to 35% from 31% in the prior-year quarter as a result of liquidating aged inventory during fiscal 2015. We reduced total aged inventory to 3% from 16%, comprised of a reduction of aged general merchandise inventory to 4% from 16% and a reduction of aged jewelry inventory to a nominal amount from 15% in the prior-year quarter.
Total segment expenses increased to $15.0 million (50% of revenues) in the current quarter from $12.5 million (43% of revenues) in the prior-year quarter primarily due to:

•	A $1.0 million increase in labor and related expenses from short-term incentive bonuses in-line with the overall increase in net revenues;

•	A $0.5 million increase in marketing expenses as a result of growth initiatives; and

•
$0.4 million in wind downs of restructuring expense for certain costs that were expensed in the current quarter relative to services being performed related to our fiscal 2015 restructuring plan aimed to streamline our structure and operating model to improve overall efficiency and reduce costs.

Grupo Finmart
The table below presents selected summary financial data from continuing operations for the Grupo Finmart segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Three Months Ended December 31,			Percentage Change GAAP	Percentage Change Constant Currency
	2015	2015 Constant Currency (a)	2014

	(in thousands)
Revenues:
Consumer loan fees and interest	$10,814	$13,070	$16,315	(34)%	(20)%
Other revenues	83	100	56	48%	79%
Total revenues	10,897	13,170	16,371	(33)%	(20)%
Consumer loan bad debt	11,991	14,493	7,740	55%	87%
Net revenues	(1,094)	(1,323)	8,631	*	*

Segment expenses (income):
Operations	9,588	11,588	8,288	16%	40%
Depreciation and amortization	517	625	566	(9)%	10%
Interest expense	5,065	6,122	8,281	(39)%	(26)%
Interest income	(131)	(158)	(481)	(73)%	(67)%
Other expense (b)	768	—	174	*	(100)%
Segment loss	$(16,901)	$(19,500)	$(8,197)	*	*

Other data:
Net earning assets — continuing operations	$101,519	$119,475	$115,186	(12)%	4%
Consumer loan originations (c)	$15,970	$19,302	$21,897	(27)%	(12)%
Consumer loan bad debt as a percentage of gross average consumer loan balance (d)	12%	12%	6%	100%	100%

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	For income statement items, the average closing daily exchange rate for the applicable period was used. For balance sheet items, the end of the period rate for the applicable period end was used.
(b)
The three-month period ended December 31, 2015 constant currency balance excludes a $0.8 million of net foreign currency transaction losses resulting from movement in exchange rates. The net foreign currency transaction losses for the three-month period ended December 31, 2014 were $0.2 million and are not excluded from the above results.

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

During January 2012 we acquired a 60% controlling interest in Grupo Finmart and began consolidating its results of operations. As of December 31, 2015 and 2014 we owned a 94% and 76% controlling interest, respectively, in Grupo Finmart. The results presented above and discussed below include the noncontrolling interest portion of Grupo Finmart’s segment loss.
Total revenues decreased $3.2 million, or 20%, from the prior-year quarter to $13.2 million. This decrease is inclusive of a $6.8 million in reversal of previously accrued interest as a result of reclassification of loans from performing to non-performing during the current quarter. Consumer loan bad debt increased $6.8 million from the prior-year quarter to $14.5 million. The overall decrease in net revenue was as a result of delays in collections. Grupo Finmart’s non-performing loans represented 34% of its overall portfolio as of December 31, 2015, a 19% increase from September 30, 2015. A majority of the delays in payment during the quarter are expected to be recovered in future periods.

The Company analyzes cost recovery of our non-performing loan balance of $55.9 million as of December 31, 2015 in two buckets:

a.	75% related to delays in timing of cash receipts pertaining to "in-payroll" loans that were caused to be reserved as a result of our accounting policies; and

b.	25% attributable to “out-of-payroll” loans, in which no significant future collections from employees are expected.
Total segment expenses increased to $18.2 million (138% of revenues) in the current quarter from $16.8 million (103% of revenues) in the prior-year quarter primarily due to:

•
A $3.3 million, or 40%, increase in operations expense primarily attributable to a $2.2 million increase in deferred commissions in addition to a $0.9 million increase in labor and related expenses associated with strengthening of the executive team and talent acquisition; partially offset by

•	A $2.2 million, or 26%, decrease in interest expense due to a decrease in weighted-average debt outstanding during the current quarter as compared to the prior-year quarter.
Initiatives have been implemented at Grupo Finmart to drive long-term value and reduce bad debt. We have further initiated a strategic review of the Grupo Finmart segment and are currently reviewing all alternatives to maximize long-term shareholder value. We anticipate that this review will be completed by the third quarter of fiscal 2016.
Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units' functional currency of Canadian and Australian dollars:

	Three Months Ended December 31,		Percentage Change
	2015	2014

	(in thousands)
Revenues:
Merchandise sales	$4	$617	(99)%
Jewelry scrapping sales	21	120	(83)%
Consumer loan fees and interest	2,374	2,656	(11)%
Other revenues	—	175	(100)%
Total revenues	2,399	3,568	(33)%
Merchandise cost of goods sold	—	377	(100)%
Jewelry scrapping cost of goods sold	16	81	(80)%
Consumer loan bad debt	612	775	(21)%
Net revenues	1,771	2,335	(24)%

Segment operating expenses (income):
Operations	1,280	1,772	(28)%
Depreciation and amortization	51	191	(73)%
Equity in net income of unconsolidated affiliate	(2,055)	(2,194)	(6)%
Segment operating contribution	2,495	2,566	(3)%

Other segment expenses	201	3	*
Segment contribution	$2,294	$2,563	(10)%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Segment contribution from the Other International segment decreased $0.3 million, or 10%, from the prior-year quarter to $2.3 million in the current quarter, primarily due to a decrease in merchandise sales gross profit of $0.2 million.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net (loss) income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,		Percentage Change
	2015	2014

	(in thousands)
Segment contribution	$15,628	$25,048	(38)%
Corporate expenses (income):
Administrative	19,983	12,552	59%
Depreciation and amortization	3,130	2,555	23%
Interest expense	4,001	3,744	7%
Interest income	(8)	(34)	(76)%
Restructuring	269	22	*
Other (income) expense	(23)	144	*
(Loss) income from continuing operations before income taxes	(11,724)	6,065	*
Income tax (benefit) expense	(3,696)	3,264	*
(Loss) income from continuing operations, net of tax	(8,028)	2,801	*
(Loss) income from discontinued operations, net of tax	(238)	6,877	*
Net (loss) income	(8,266)	9,678	*
Net loss from continuing operations attributable to redeemable noncontrolling interest	(792)	(1,934)	(59)%
Net (loss) income attributable to EZCORP, Inc.	$(7,474)	$11,612	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
Corporate expenses increased $8.4 million, or 44%, primarily due to:

•
A $7.4 million, or 59%, increase in administrative expense due to a $3.8 million increase in labor expenses and associated costs and a $3.5 million increase in legal and professional fees from the prior-year quarter. The increase in labor expenses and associated costs is primarily attributable to a $2.6 million increase in stock compensation due to the timing of reversal of compensation costs in the prior-year quarter as a result of forfeitures, in addition to other smaller items. The increase in professional fees is primarily associated with the restatement of previously-issued financial statements that we finalized during the current quarter.

Income tax expense decreased $7.0 million to a $3.7 million benefit in the current quarter, primarily due to an $11.7 million loss from continuing operations before income taxes in the current quarter as compared to income from continuing operations before income taxes of $6.1 million in the prior-year quarter. The effective tax rate from continuing operations for the three-month period ended December 31, 2015 was 32% compared to 54% for the three-month period ended December 31, 2014.
The decrease in (loss) income from discontinued operations, net of tax, was due to substantial exit of our U.S. financial services business during the fourth quarter of fiscal 2015 resulting in minimal activity during the current quarter.

Liquidity and Capital Resources
Cash Flows
The table below presents a summary of the sources and uses of our cash:

	Three Months Ended December 31,		Percentage Change
	2015	2014

	(in thousands)
Cash flows from operating activities	$(4,468)	$5,486	*
Cash flows from investing activities	(9,363)	(8,185)	14%
Cash flows from financing activities	(21,675)	27,428	*
Effect of exchange rate changes on cash and cash equivalents	(837)	(2,455)	(66)%
Net (decrease) increase in cash and cash equivalents	$(36,343)	$22,274	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
Cash Flows from Operating Activities
Cash flows from net (loss) income exclusive of non-cash items for the three-month period ended December 31, 2015 were $10.7 million. We further had net payments of $10.3 million pertaining to working capital items, primarily paydowns of accounts payable and other accrued expenses, in addition to $4.9 million in restructuring payments. The net result of these cash flows was $4.5 million of cash used in operating activities for the three-month period ended December 31, 2015.
Change in Cash and Cash Equivalents for the Current Quarter Compared to the Prior-Year Quarter
The decrease in cash flows from operating activities was primarily due to a $19.2 million decrease in net (loss) income exclusive of non-cash items, a $2.7 million increase in restructuring payments and a $2.4 million decrease in dividends from unconsolidated affiliates, partially offset by a $14.3 million increase from changes in operating assets and liabilities.
The decrease in cash flows from investing activities was primarily due to a $21.1 million net decrease in proceeds related to loan activities (net loans repaid and recovery of pawn loan principal through sale of forfeited collateral), partially offset by a $12.1 million decrease in investments in unconsolidated affiliate and a $7.8 million decrease in additions to property and equipment.
The decrease in cash flows from financing activities was primarily due to a $47.0 million net decrease in our receipts/payments on outstanding Grupo Finmart bank borrowings, a $2.9 million increase in payout of deferred and contingent consideration and a $0.5 million decrease in restricted cash, partially offset by a $1.2 million increase in proceeds from settlement of forward currency contracts.
Total debt and capital lease obligations outstanding decreased by $92.6 million, or 21%, to $357.1 million as compared to the prior-year quarter. Grupo Finmart received proceeds of $3.6 million from settlement of remaining foreign currency forwards attributable to the cross-border 8.5% unsecured notes due 2015 which were repaid during the three-month period ended December 31, 2015, which nominally increased our exposure to foreign currency rate movements.
The net effect of these and other smaller items was a $36.3 million decrease in cash on hand, providing a $22.8 million ending cash balance, $7.4 million of which was held by foreign subsidiaries and is not available to fund domestic operations as we intend to permanently reinvest earnings from foreign operations.
Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations " of our Annual Report on Form 10-K for the year ended September 30, 2015, we reported that we had $742.1 million in total contractual obligations as of September 30, 2015. There have been no material changes to this total obligation during the current three-month period ended December 31, 2015, other than ordinary fulfillment of obligations in addition to the remaining accrual of $7.5 million associated with the settlement of outstanding issues with the U.S. Consumer Financial Protection Bureau as described in Note 2 of Notes to Interim Condensed Financial Statements included in "Part I, Item 1 — Financial Statements."
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2015, these collectively amounted to $25.1 million.

Sources and Uses of Cash
In February 2015, we completed the acquisition of 12 pawn stores in Central Texas doing business under the "Cash Pawn" brand. The aggregate purchase price for the acquisition was $16.5 million, comprised of $5.0 million cash and 1,168,456 shares of our Class A Non-voting Common Stock (the "Shares"), valued at $10.06 per share (the average closing sales price of the stock on The Nasdaq Stock Market for the five trading days immediately preceding the closing). Under the terms of the transaction, on the first anniversary of the closing date, the Sellers have the right to require us to repurchase the Shares for an aggregate price of $11.8 million (the "Put Option"). The Sellers may terminate the Put Option, in whole or in part, at any time. As of December 31, 2015, the Sellers had not terminated the Put Option in whole or in part, and since then, the Sellers have notified us that they intend to exercise the Put Option on the first anniversary date (February 19, 2016). We will be required to pay the cash to the Sellers within 20 days after they formally exercise the Put Option.
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
As of December 31, 2015, the Cash Convertible Notes were not convertible because the conversion conditions have not been met. Accordingly, the net balance of the Cash Convertible Notes of $190.1 million was classified as a non-current liability on our condensed consolidated balance sheets as of December 31, 2015.
For an additional description of the Cash Convertible Notes, the conversion terms thereof and the hedges and warrants transactions, see Note 5 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements." See also "Part II, Item 1A — Risk Factors."
During the three-month period ended December 31, 2015, we paid $3.0 million of $10.5 million accrued associated with the settlement of outstanding issues with the U.S. Consumer Financial Protection Bureau as described in Note 2 of Notes to Interim Condensed Financial Statements included in "Part I, Item 1 — Financial Statements."
During the three-month period ended December 31, 2015, Grupo Finmart issued $6.1 million of 13.5% unsecured notes due September 2016, $6.1 million of 18% unsecured notes due September 2016 and $2.3 million of 20% unsecured notes due March 2016.
During the three-month period ended December 31, 2015, Grupo Finmart repaid the remaining $12.3 million 8.5% unsecured notes due 2015, $1.5 million 10% unsecured notes due 2015, $3.9 million 11% unsecured notes due 2015 and $1.2 million 13% unsecured notes due 2016 outstanding as of September 30, 2015.
During the three-month period ended December 31, 2015, the VIEs repaid a net $11.8 million, including the impact of foreign exchange effects, of its consolidated notes outstanding as of September 30, 2015.

We currently anticipate that cash flow from operations and our cash on hand will be adequate to fund our contractual obligations, planned capital expenditures and working capital requirements during the remainder of the fiscal year.
Off-Balance Sheet Arrangements
As a result of exiting USFS, our off-balance sheet arrangements discussed in "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2015 have been substantially eliminated as of December 31, 2015.
Critical Accounting Policies
In "Part II, Item 8 — Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended September 30, 2015, we disclosed certain critical accounting policies, including Grupo Finmart revenue recognition, bad debt and allowance for losses, as well as goodwill and other intangible assets. The following provides supplementary discussion of those accounting policies during the current quarter.
Grupo Finmart Revenue Recognition for Long-Term Unsecured Consumer Loan Revenue and Bad Debt Allowance for Losses
During the current quarter we became aware of processing and timing delays from certain agencies in remitting cash to Grupo Finmart. We do not believe this will have a significant impact upon ultimate cash collection. We are evaluating the collectability of all Grupo Finmart convenios to ensure timely future receipt of cash. Any future cash collections for loans that are currently non-performing will be accounted for under the cost recovery method.
Our allowance recorded on Grupo Finmart performing loans as of December 31, 2015 was 5%. We continue to monitor collections and may revise our reserve rate on performing loans in future reporting periods as a result of additional information that becomes known.
Goodwill and Other Intangible Assets
During the current quarter, we continued to experience a decline in share price which reduced our overall market capitalization. We reviewed our calculated enterprise fair value, used during our annual goodwill impairment assessment as of September 30, 2015, to market capitalization reconciliation as of December 31, 2015. Given the substantial decline in share price during the current quarter, we considered both the market capitalization calculated using the ending share price as of December 31, 2015 multiplied by the number of shares outstanding as of December 31, 2015, in addition to the market capitalization calculated using the 90-day average share price for the current quarter multiplied by the average number of shares outstanding during the current quarter. In reviewing these reconciliations of enterprise fair value to market capitalization, we noted that the implied control premium remained within what we consider to be a reasonable range. As such, we have not performed an interim goodwill impairment assessment. We continue to evaluate future declines in stock price in addition to other factors including those in FASB ASC 350-20-35-3C to determine whether goodwill shall be tested for impairment based on changes in events or circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts.
Recently Adopted Accounting Policies and Recently Issued Accounting Pronouncements
See Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."

Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like "may," "should," "could," "will," "predict," "anticipate," "believe," "estimate," "expect," "intend," "plan," "projection" and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2015, supplemented by those described in "Part II, Item 1A — Risk Factors" of this Quarterly Report.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended September 30, 2015. There have been no material changes to our exposure to market risks since September 30, 2015.
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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2015 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.
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
In connection with the preparation of our Annual Report on Form 10-K for the year ended September 30, 2015, our management, under the supervision and with the participation of our current Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015, and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2015 due to the identification of material weaknesses.
Management identified a number of deficiencies in the design and operating effectiveness of the Company’s internal controls as of September 30, 2015 that represent material weaknesses in our internal control over financial reporting. These deficiencies are the result of management’s failure to design, implement and maintain adequate operational and internal controls and processes to (1) identify complex transactions requiring specialized accounting expertise and other financial reporting requirements, (2) monitor and report the performance of the Grupo Finmart loan portfolio, and (3) identify various accounting errors (including errors in accounting for income taxes, stock-based compensation, restructuring and other less material items).
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

Management, under the supervision of the Audit Committee, is developing a comprehensive remediation plan, including a detailed plan and timetable for implementation, and reports regularly to the Audit Committee regarding the status of the implementation activities.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the effects of the remediation discussed above.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 7 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2015, as supplemented by the information set forth below. These factors are further supplemented by those discussed in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and "Part II, Item 1 — Legal Proceedings" of this Quarterly Report.
Our financial position and liquidity could be adversely affected by Grupo Finmart's liquidity needs — Under the Indenture governing our Cash Convertible Notes, events of default with respect to the Cash Convertible Notes include a default by us or any of our subsidiaries (including Grupo Finmart) on more than $25 million of indebtedness for money borrowed if that default (a) results in such indebtedness becoming or being declared due and payable or (b) constitutes a failure to pay principal when due and payable and, in either such case, the acceleration is not rescinded, the failure to pay is not cured or the indebtedness is not repaid or discharged within 30 days. Indebtedness for this purpose would include debt that, by its terms, is non-recourse to EZCORP. It is not clear whether "indebtedness for money borrowed" would include debt issued by our consolidated VIEs, as described in Note 5 of Notes to Interim Condensed Financial Statements included in "Part I, Item 1 — Financial Statements."
As discussed in Notes 11 and 12 of Notes to Interim Condensed Financial Statements included in "Part I, Item 1 — Financial Statements," Grupo Finmart has entered into certain foreign currency forward contracts in connection with the formation of the VIEs and the related transfers of certain loans. EZCORP has guaranteed the future cash outflows of the forward contracts, and those future cash outflows currently total $47.3 million.
Although we currently expect that that Grupo Finmart will have sufficient liquidity to provide for its outstanding indebtedness and obligations when due, any default by Grupo Finmart, even on debt that is non-recourse to EZCORP, could adversely affect our consolidated financial position and liquidity.
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
***
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) condensed consolidated Balance Sheets as of December 31, 2015, December 31, 2014 and September 30, 2015; (ii) Condensed Consolidated Statements of Operations for the three-months ended December 31, 2015 and December 31, 2014; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three-months ended December 31, 2015 and December 31, 2014 (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended December 31, 2015 and December 31, 2014; and (v) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	February 8, 2016	/s/ David McGuire
David McGuire, Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1*	Certification of Stuart I. Grimshaw, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Mark S. Ashby, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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
***
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2015, December 31, 2014 and September 30, 2015; (ii) Condensed Consolidated Statements of Operations for the three-months ended December 31, 2015 and December 31, 2014; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three-months ended December 31, 2015 and December 31, 2014 (iv) Condensed Consolidated Statements of Cash Flows for the three-months ended December 31, 2015 and December 31, 2014; and (v) Notes to Interim Condensed Consolidated Financial Statements.