Form 10-Q
period 2016-03-31
EZCORP INC
filed 2016-05-09
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
As of May 2, 2016, 50,976,110 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	March 31, 2016	March 31, 2015	September 30, 2015

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$75,336	$138,173	$59,124
Restricted cash	13,817	47,909	15,137
Pawn loans	140,195	127,929	159,964
Consumer loans, net	26,362	55,529	36,533
Pawn service charges receivable, net	27,626	24,909	30,852
Consumer loan fees and interest receivable, net	13,226	13,063	19,802
Inventory, net	126,446	116,144	124,084
Income taxes receivable	557	52,234	45,175
Prepaid expenses and other current assets	32,505	32,383	21,076
Total current assets	456,070	608,273	511,747
Investment in unconsolidated affiliate	56,677	94,510	56,182
Property and equipment, net	64,962	102,252	75,594
Restricted cash, non-current	2,308	2,880	2,883
Goodwill	254,782	344,931	327,460
Intangible assets, net	40,197	49,674	41,263
Non-current consumer loans, net	62,673	79,860	75,824
Deferred tax asset, net	77,125	35,213	69,121
Other assets, net	19,655	60,041	42,985
Total assets (1)(3)	$1,034,449	$1,377,634	$1,203,059

Liabilities, temporary equity and equity:
Current liabilities:
Current maturities of long-term debt	$82,174	$71,471	$74,345
Current capital lease obligations	—	93	—
Accounts payable and other accrued expenses	85,836	89,711	107,871
Other current liabilities	2,595	6,230	15,384
Customer layaway deposits	11,370	10,484	10,470
Income taxes payable	6,632	—	—
Total current liabilities	188,607	177,989	208,070
Long-term debt, less current maturities, net	252,808	344,960	297,166
Deferred gains and other long-term liabilities	2,751	7,673	6,157
Total liabilities (2)(4)	444,166	530,622	511,393
Commitments and contingencies (Note 11)
Temporary equity:
Class A Non-voting Common Stock, subject to possible redemption at $10.06 per share; none as of March 31, 2016 and 1,168,456 shares issued and outstanding at redemption value as of March 31, 2015 and September 30, 2015	—	11,696	11,696
Redeemable noncontrolling interest	(1,229)	16,827	3,235
Total temporary equity	(1,229)	28,523	14,931
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million as of March 31, 2016 and 2015 and September 30, 2015; issued and outstanding: 50,989,430 as of March 31, 2016; 50,681,477 as of March 31, 2015; and 50,726,289 as of September 30, 2015	510	506	507
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	312,569	329,973	307,080
Retained earnings	341,538	522,541	423,137
Accumulated other comprehensive loss	(62,805)	(34,561)	(54,019)
EZCORP, Inc. stockholders’ equity	591,842	818,489	676,735
Noncontrolling interest	(330)	—	—
Total equity	591,512	818,489	676,735
Total liabilities, temporary equity and equity	$1,034,449	$1,377,634	$1,203,059
See accompanying notes to unaudited interim condensed consolidated financial statements.

Assets and Liabilities of Consolidated Variable Interest Entities (See Note 16)
(1)    Our consolidated assets as of March 31, 2016 and 2015 and September 30, 2015 include the following assets of our consolidated variable interest entities:

	March 31, 2016	March 31, 2015	September 30, 2015

	(Unaudited)
	(in thousands)
Restricted cash	$397	$2,084	$1,361
Consumer loans, net	6,607	14,826	5,846
Consumer loan fees and interest receivable, net	3,559	3,577	6,399
Non-current consumer loans, net	17,245	32,511	27,162
Total assets	$27,808	$52,998	$40,768
(2)    Our consolidated liabilities as of March 31, 2016 and 2015 and September 30, 2015 include the following liabilities of our consolidated variable interest entities:

	March 31, 2016	March 31, 2015	September 30, 2015

	(Unaudited)
	(in thousands)
Accounts payable and other accrued expenses	$6,065	$3,153	$4,313
Current maturities of long-term debt	37,177	48,246	42,017	*
Long-term debt, less current maturities	13,704	51,888	31,247	*
Total liabilities	$56,946	$103,287	$77,577

*
This amount has been revised from the originally filed amount due to an immaterial reclassification error between current and non-current amounts as of September 30, 2015. The consolidated amounts previously reported in the balance sheet were correct.

Assets and Liabilities of Grupo Finmart Securitization Trust (See Note 16)
(3)    Our consolidated assets as of March 31, 2016 and 2015 and September 30, 2015 include the following assets of Grupo Finmart's securitization trust that can only be used to settle its liabilities:

	March 31, 2016	March 31, 2015	September 30, 2015

	(Unaudited)
	(in thousands)
Restricted cash	$4,869	$21,835	$12,033
Consumer loans*	39,453	34,803	36,845
Consumer loan fees and interest receivable, net	7,424	5,182	6,067
Restricted cash, non-current	196	119	197
Total assets	$51,942	$61,939	$55,142

*
These amounts include the current and non-current portions of active consumer loans considered to be performing under the terms of the Grupo Finmart securitization trust. These balances, which represent the total collateral that can be used to settle the liabilities of the securitization trust, exclude loan loss allowances as described in Note 13, and are presented on a net basis in the condensed consolidated balance sheets including allowances.

(4)    Our consolidated liabilities as of March 31, 2016 and 2015 and September 30, 2015 include the following liabilities for which the creditors of Grupo Finmart's securitization trust do not have recourse to the general credit of EZCORP, Inc.:

	March 31, 2016	March 31, 2015	September 30, 2015

	(Unaudited)
	(in thousands)
Long-term debt, less current maturities	$33,613	$44,837	$40,493
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$109,343	$107,852	$217,927	$217,491
Jewelry scrapping sales	12,780	18,399	22,401	36,933
Pawn service charges	64,130	59,470	130,724	124,397
Consumer loan fees and interest	15,616	18,544	28,804	37,515
Other revenues	30	910	497	1,565
Total revenues	201,899	205,175	400,353	417,901
Merchandise cost of goods sold	68,332	72,492	134,591	144,970
Jewelry scrapping cost of goods sold	11,085	14,354	19,161	29,029
Consumer loan bad debt	8,683	4,761	21,286	13,276
Net revenues	113,799	113,568	225,315	230,626
Operating expenses:
Operations	80,282	77,190	165,888	157,277
Administrative	15,621	14,800	35,604	27,352
Depreciation and amortization	7,082	8,095	15,141	16,103
Loss on sale or disposal of assets	649	387	682	643
Restructuring	218	704	1,910	726
Total operating expenses	103,852	101,176	219,225	202,101
Operating income	9,947	12,392	6,090	28,525
Interest expense	8,449	11,296	17,641	23,330
Interest income	(127)	(512)	(267)	(1,043)
Equity in net (income) loss of unconsolidated affiliate	(1,877)	3,678	(3,932)	1,484
Impairment of goodwill	73,921	—	73,921	—
Other expense	89	1,862	959	2,621
(Loss) income from continuing operations before income taxes	(70,508)	(3,932)	(82,232)	2,133
Income tax expense	6,189	362	2,493	3,626
Loss from continuing operations, net of tax	(76,697)	(4,294)	(84,725)	(1,493)
(Loss) income from discontinued operations, net of tax	(1,094)	4,731	(1,332)	11,608
Net (loss) income	(77,791)	437	(86,057)	10,115
Net loss from continuing operations attributable to noncontrolling interest	(3,666)	(906)	(4,458)	(2,840)
Net (loss) income attributable to EZCORP, Inc.	$(74,125)	$1,343	$(81,599)	$12,955

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$(1.33)	$(0.06)	$(1.46)	$0.02
Discontinued operations	(0.02)	0.09	(0.02)	0.22
Basic (loss) earnings per share	$(1.35)	$0.03	$(1.48)	$0.24

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$(1.33)	$(0.06)	$(1.46)	$0.02
Discontinued operations	(0.02)	0.09	(0.02)	0.22
Diluted (loss) earnings per share	$(1.35)	$0.03	$(1.48)	$0.24

Weighted-average shares outstanding:
Basic	54,843	54,184	54,869	53,915
Diluted	54,843	54,184	54,869	53,972

Net (loss) income from continuing operations attributable to EZCORP, Inc.	$(73,031)	$(3,388)	$(80,267)	$1,347
Net (loss) income from discontinued operations attributable to EZCORP, Inc.	(1,094)	4,731	(1,332)	11,608
Net (loss) income attributable to EZCORP, Inc.	$(74,125)	$1,343	$(81,599)	$12,955
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

	(Unaudited)
	(in thousands)
Net (loss) income	$(77,791)	$437	$(86,057)	$10,115
Other comprehensive income (loss):
Foreign currency translation loss, net of income tax (expense) benefit for our investment in unconsolidated affiliate of ($752) and $1,851 for the three and six-months ended March 31, 2016, respectively, and ($199) and $220 for the three and six-months ended March 31, 2015, respectively	(2,204)	(6,897)	(9,144)	(27,999)
Cash flow hedges:
Amounts reclassified from accumulated other comprehensive loss	—	35	22	387
Other comprehensive loss, net of tax	(2,204)	(6,862)	(9,122)	(27,612)
Comprehensive loss	$(79,995)	$(6,425)	$(95,179)	$(17,497)
Attributable to noncontrolling interest:
Net loss	(3,666)	(906)	(4,458)	(2,840)
Foreign currency translation loss	(272)	(825)	(337)	(3,227)
Amounts reclassified from accumulated other comprehensive loss	—	8	1	94
Comprehensive loss attributable to noncontrolling interest	(3,938)	(1,723)	(4,794)	(5,973)
Comprehensive loss attributable to EZCORP, Inc.	$(76,057)	$(4,702)	$(90,385)	$(11,524)
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2016	2015

	(Unaudited)
	(in thousands)
Operating activities:
Net (loss) income	$(86,057)	$10,115
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,141	18,097
Amortization of debt discount and consumer loan premium, net	4,357	4,229
Consumer loan loss provision	18,662	14,023
Deferred income taxes	(8,004)	(5,536)
Impairment of goodwill	73,921	—
Amortization of deferred financing costs	1,575	2,625
Amortization of prepaid commissions	7,754	6,200
Other adjustments	(2,149)	380
Loss on sale or disposal of assets	682	950
Stock compensation expense (benefit)	2,149	(1,928)
(Income) loss from investment in unconsolidated affiliate	(3,932)	1,484
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	10,140	2,542
Inventory	(993)	2,499
Prepaid expenses, other current assets and other assets	(5,935)	(16,949)
Accounts payable, other accrued expenses, deferred gains and other long-term liabilities	(12,112)	(5,925)
Customer layaway deposits	851	1,947
Restricted cash	(4,860)	(835)
Income taxes receivable	51,250	4,427
Payments of restructuring charges	(6,701)	(2,962)
Dividends from unconsolidated affiliate	—	2,407
Net cash provided by operating activities	55,739	37,790
Investing activities:
Loans made	(323,980)	(417,014)
Loans repaid	225,138	334,888
Recovery of pawn loan principal through sale of forfeited collateral	121,830	138,885
Additions to property and equipment	(2,976)	(15,934)
Acquisitions, net of cash acquired	(6,000)	(4,750)
Investment in unconsolidated affiliate	—	(12,140)
Proceeds from sale of assets	26	—
Net cash provided by investing activities	14,038	23,935
Financing activities:
Payout of deferred consideration	(14,875)	(6,000)
Repurchase of redeemable common stock issued due to acquisitions	(11,750)	—
Proceeds from settlement of forward currency contracts	3,557	2,313
Change in restricted cash	6,519	11,476
Proceeds from bank borrowings, net of debt issuance costs	14,302	69,384
Payments on bank borrowings and capital lease obligations	(47,698)	(51,677)
Net cash (used in) provided by financing activities	(49,945)	25,496
Effect of exchange rate changes on cash and cash equivalents	(3,620)	(4,373)
Net increase in cash and cash equivalents	16,212	82,848
Cash and cash equivalents at beginning of period	59,124	55,325
Cash and cash equivalents at end of period	$75,336	$138,173

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$122,709	$119,028
Issuance of common stock, subject to possible redemption, due to acquisition	—	11,696
Deferred consideration	—	250
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2015 and 2014)
	(in thousands)
Balances as of September 30, 2014	53,585	$536	$332,264	$509,586	$(10,082)	$832,304
Issuance of common stock related to 401(k) match	1	—	—	—	—	—
Stock compensation	—	—	(1,928)	—	—	(1,928)
Release of restricted stock	66	—	—	—	—	—
Excess tax benefit from stock compensation	—	—	(167)	—	—	(167)
Taxes paid related to net share settlement of equity awards	—	—	(196)	—	—	(196)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	293	293
Foreign currency translation adjustment	—	—	—	—	(24,772)	(24,772)
Net income attributable to EZCORP, Inc.	—	—	—	12,955	—	12,955
Balances as of March 31, 2015	53,652	$536	$329,973	$522,541	$(34,561)	$818,489

Balances as of September 30, 2015	53,696	$537	$307,080	$423,137	$(54,019)	$676,735
Stock compensation	—	—	5,954	—	—	5,954
Release of restricted stock	264	3	—	—	—	3
Excess tax benefit from stock compensation	—	—	(372)	—	—	(372)
Taxes paid related to net share settlement of equity awards	—	—	(93)	—	—	(93)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	21	21
Foreign currency translation adjustment	—	—	—	—	(8,807)	(8,807)
Net loss attributable to EZCORP, Inc.	—	—	—	(81,599)	—	(81,599)
Balances as of March 31, 2016	53,960	$540	$312,569	$341,538	$(62,805)	$591,842
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
March 31, 2016
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
The accompanying financial statements should be read in conjunction with the condensed consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended September 30, 2015. The balance sheet as of September 30, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our business is subject to seasonal variations, and operating results for the three and six-months ended March 31, 2016 (the "current quarter" and "current six-months," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
These condensed consolidated financial statements include the accounts of EZCORP, Inc. and its consolidated subsidiaries (collectively, "EZCORP"). All intercompany accounts and transactions have been eliminated in consolidation.
To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity ("VIE") model to the entity; otherwise, the entity is evaluated under the voting interest model. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE's economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. Grupo Finmart has completed several transfers of consumer loans to various securitization trusts. We consolidate those securitization entities under the VIE model as described in Note 16.
We account for our investment in our unconsolidated affiliate Cash Converters International using the equity method.
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2015, other than those described below.

Recasting of Certain Prior Period Information
Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications, other than those pertaining to the recasting of prior period segment information and discontinued operations discussed in our Annual Report on Form 10-K for the year ended September 30, 2015 and the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASU") discussed below, primarily include the following:

•
Removal of historical corporate overhead allocations totaling $3.9 million and $8.2 million for the three and six-months ended March 31, 2015, respectively, from segment level "Operations" expense and inclusion in corporate "Administrative" expense. These allocations were reclassified to provide greater clarity into the results of our segment operations. These changes primarily impacted Note 12 with no net impact on our consolidated financial position, results of operations or cash flows.

•	Reclassification of "Prepaid income taxes" to "Income taxes receivable" of $7.9 million as of September 30, 2015 to conform to current period presentation.
Use of Estimates and Assumptions
The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, loan loss allowances, long-lived and intangible assets, share-based compensation, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe are reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
Recently Adopted Accounting Policies
Simplification of Adjustments to Provisional Amounts Identified During a Measurement Period
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). This ASU requires reporting entities to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, with the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity should apply the amendment prospectively to adjustments to provisional amounts that occur after the date of adoption. We early adopted ASU 2015-16 during the current quarter to reduce the cost and complexity of accounting for and reporting business combinations. There was no material impact of adopting ASU 2015-16 on our consolidated financial position, results of operations or cash flows.
Share-Based Awards with Performance Targets that could be Achieved after the Requisite Service Period
In June 2014, the FASB issued ASU 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires reporting entities to recognize compensation costs for share-based awards with performance targets in the period in which it becomes probable that the performance targets will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendment prospectively or retrospectively. We early adopted ASU 2015-16 during the current quarter and applied the amendments prospectively to all awards granted or modified after the effective date. There was no material impact of adopting ASU 2014-12 on our consolidated financial position, results of operations or cash flows.
Classification of Deferred Tax Assets
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires reporting entities to classify deferred income taxes as non-current on the condensed consolidated balance sheets. Deferred income taxes were previously required to be classified as current or non-current on the condensed consolidated balance sheets. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. A reporting entity may apply the amendment prospectively or retrospectively. We early adopted ASU 2015-17 during the three-months ended December 31, 2015 on a retrospective basis. The impact of adopting ASU 2015-17 on our current period condensed consolidated financial statements was the classification of all deferred tax assets as non-current in addition to the reclassification of current "Deferred tax asset, net" to non-current

"Deferred tax asset, net" as of March 31, 2015 and September 30, 2015 of $24.4 million and $44.1 million, respectively, within the condensed consolidated balance sheets to conform to the current period presentation. Other than these reclassifications, the adoption of ASU 2015-17 did not have an impact on our consolidated financial position, results of operations or cash flows.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires reporting entities to record costs paid to third parties that are directly related to issuing debt, and that otherwise would not be incurred, as a deduction to the corresponding debt for presentation purposes. In addition, in August 2015, FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at the June 18, 2015 Emerging Issues Task Force ("EITF") Meeting. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The provisions of each ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for each. A reporting entity should apply each amendment retrospectively. We early adopted ASU 2015-03 during the three-months ended December 31, 2015 on a retrospective basis. The impact of adopting ASU 2015-03 on our current period condensed consolidated financial statements was the classification of all deferred financing costs as a deduction to the corresponding debt in addition to the reclassification of deferred financing costs in "Intangible assets, net" to "Long-term debt less current maturities, net" as of March 31, 2015 and September 30, 2015 of $11.4 million and $9.2 million, respectively, within the condensed consolidated balance sheets to conform to the current period presentation. Other than these reclassifications and additional disclosures, the adoption of ASU 2015-03 did not have an impact on our consolidated financial position, results of operations or cash flows.
Reporting Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance for the reporting of discontinued operations if (1) a component or group of components of an entity meets the criteria in FASB Accounting Standards Codification ("ASC") Paragraph 205-20-45-1E to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). Among other disclosures, ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. ASU 2014-08 is effective prospectively for (1) all disposals of components that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; and (2) all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. There was no impact of adopting ASU 2014-08 on our consolidated financial position, results of operations or cash flows.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. A reporting entity should apply the amendment using transition guidance for each aspect of the ASU. We are in the process of evaluating the impact of adopting ASU 2016-09 on our financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments a consensus of the FASB Emerging Issues Task Force. This ASU clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. A reporting entity should apply the amendment modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. We are in the process of evaluating the impact of adopting ASU 2016-06 on our financial position, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted based upon guidance issued within the ASU. We anticipate adoption of this ASU on a modified retrospective basis using various practical expedients. We are in the process of evaluating the impact of adopting ASU 2016-02 on our financial position, results of operations and cash flows.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU makes targeted improvements to the accounting for, and presentation and disclosure of, financial assets and liabilities. The ASU further requires separate presentation of financial assets and financial liabilities by measurement category on the balance sheet or the accompanying notes to the financial statements. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted based upon guidance issued within the ASU. A reporting entity should apply the amendment prospectively, with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are in the process of evaluating the impact of adopting ASU 2016-01 on our financial position, results of operations and cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) to defer the effective date to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The amendments in ASU 2014-09 will be added to the Accounting Standards Codification as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, as well as some cost guidance in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Notably, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles — Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the fiscal 2017 opening retained earnings balance. In April 2016 and March 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Consensuses of the FASB Emerging Issues Task Force and ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), respectively. ASU 2016-10 and ASU 2016-08 clarify identifying performance obligations and licensing implementation guidance and implementation guidance on principal versus agent considerations in ASU 2014-09, respectively, and are effective upon adoption of ASU 2014-09. We are evaluating the impact that will result from adopting ASU 2014-09 on our financial position, results of operations, and cash flows.

NOTE 2: DISCONTINUED OPERATIONS AND RESTRUCTURING
Discontinued Operations
During the fourth quarter of fiscal 2015, in the context of a transformational change in strategy following an intensive six-month review of all Company activities, we implemented a plan that included exiting our U.S. financial services business ("USFS"). During the fourth quarter of fiscal 2014, as part of our new strategy to concentrate on an integrated, customer-centric financial services model that is focused on our core businesses of pawn and unsecured payroll lending, we implemented a plan to exit our online lending businesses in the United States (EZOnline) and the United Kingdom (Cash Genie). These costs are included under "(Loss) income from discontinued operations, net of tax" in our condensed consolidated statements of operations.
The following table summarizes the pre-tax charges, inclusive of the charges presented in the accrued lease termination costs, severance costs and other costs rollforward below, pertaining to the above discontinued operations:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015

	(in thousands)
Other (a)	$1,203	$4,025	$2,733	$4,025

(a)
Includes estimated costs related to employee severance and accelerated amortization of prepaid expenses and other assets in addition to a one-time charge of $3.3 million related to Cash Genie regulatory compliance recorded during the six-months ended March 31, 2015. The costs incurred during fiscal 2016 are primarily the result of final payments associated with the physical exit of USFS stores.

Accrued lease termination costs, severance costs and other costs related to discontinued operations are included under "Accounts payable and other accrued expenses" in our condensed consolidated balance sheets and are primarily expected to be paid during fiscal 2016. Changes in these amounts during the three and six-months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015

	(in millions)
Beginning balance (a)	$9.0	$7.8	$16.9	$8.9
Charged to expense	1.2	4.0	2.7	4.0
Cash payments	(2.0)	(0.7)	(11.5)	(1.4)
Other (b)	(0.1)	(0.9)	—	(1.3)
Ending balance	$8.1	$10.2	$8.1	$10.2

(a)
Beginning balance as of September 30, 2015 includes a $10.5 million charge associated with the settlement of outstanding issues with the U.S. Consumer Financial Protection Bureau. We expect this amount to primarily be paid out during fiscal 2016; however ultimate settlement of certain portions may occur in fiscal 2017.

(b)	Includes adjustments due to foreign currency effects and other individually immaterial adjustments.
Total revenue included in "(Loss) income from discontinued operations, net of tax" in our condensed consolidated statements of operations for the three-months ended March 31, 2016 were nominal. Total revenue included in "(Loss) income from discontinued operations, net of tax" in our condensed consolidated statements of operations for the six-months ended March 31, 2016 was $2.1 million. Total revenue included in "(Loss) income from discontinued operations, net of tax" in our condensed consolidated statements of operations for the three and six-months ended March 31, 2015 was $36.5 million and $77.8 million, respectively. All revenue, expense and income reported in these condensed consolidated financial statements have been adjusted to reflect reclassification of all discontinued operations.
Restructuring
Fiscal 2015
During the fourth quarter of fiscal 2015, in the context of a transformational change in strategy following an intensive six-month review of all Company activities, we implemented a plan that included streamlining our structure and operating model to improve overall efficiency and reduce costs. The costs of streamlining our structure and operating model are included under "Restructuring" expenses in our condensed consolidated statements of operations and are allocated to certain of our segments as presented in Note 12.

The following table summarizes the pre-tax charges, inclusive of the charges presented in the changes in the balance of restructuring costs rollforward below:

	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016

	(in thousands)
Other (a)	$218	$768
Asset disposals	—	323
Lease termination costs	—	819
	$218	$1,910

(a)	Includes costs related to employee severance and other.
Accrued lease termination costs, severance costs and other costs related to restructuring are included under "Accounts payable and other accrued expenses" in our condensed consolidated balance sheets. Changes in these amounts during the three and six-months ended March 31, 2016 are summarized as follows:

	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016

	(in thousands)
Beginning balance	$6,718	$8,076
Charged to expense	218	1,594
Cash payments	(1,758)	(3,800)
Other (a)	—	(692)
Ending balance	$5,178	$5,178

(a)	Includes other individually immaterial adjustments.
The above amount includes accrued lease termination costs of $4.9 million that we expect to be partially offset by future sublease payments through 2029. The remaining other amounts accrued are expected to be paid during fiscal 2016.
Fiscal 2014
During the fourth quarter of fiscal 2014, we conducted a company-wide operational review to realign our organization to streamline operations and create synergies and efficiencies. Restructuring charges related to this action are considered corporate costs and therefore are not allocated to specific segments. Changes in these amounts during the three and six-months ended March 31, 2016 and 2015 are summarized as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	Six Months Ended March 31, 2016	Six Months Ended March 31, 2015

	(in thousands)
Beginning balance	$—	$3,858	$2,901	$6,121
Charged to expense	—	726	—	726
Cash payments	—	(699)	(2,901)	(2,962)
Ending Balance	$—	$3,885	$—	$3,885
NOTE 3: ACQUISITIONS
On February 1, 2016, we acquired six pawn stores in the Houston, Texas area doing business under the "Pawn One" brand. The aggregate purchase price was $6.2 million in cash, inclusive of all ancillary arrangements, of which $3.2 million was recorded as goodwill in the U.S. Pawn segment. The acquisition was made as part of our continuing strategy to enhance our earnings over the long-term. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisition. These benefits include a greater presence in the Houston area, as well as the ability to further leverage our expense structure through increased scale. We expect no goodwill recorded as a result of the acquisition to be deductible for tax purposes. We have concluded that this acquisition was immaterial to our overall consolidated financial results and, therefore, have omitted the information that would otherwise be required by FASB ASC 805-10-50-2(h).

NOTE 4: EARNINGS PER SHARE
Components of basic and diluted (loss) earnings per share and excluded anti-dilutive potential common shares are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2016	2015	2016	2015

	(in thousands, except per share amounts)
Net (loss) income from continuing operations attributable to EZCORP (A)	$(73,031)	$(3,388)	$(80,267)	$1,347
Income (loss) from discontinued operations, net of tax (B)	(1,094)	4,731	(1,332)	11,608
Net (loss) income attributable to EZCORP (C)	$(74,125)	$1,343	$(81,599)	$12,955

Weighted-average outstanding shares of common stock (D)	54,843	54,184	54,869	53,915
Dilutive effect of restricted stock*	—	—	—	57
Weighted-average common stock and common stock equivalents (E)	54,843	54,184	54,869	53,972

Basic (loss) earnings per share attributable to EZCORP:
Continuing operations (A / D)	$(1.33)	$(0.06)	$(1.46)	$0.02
Discontinued operations (B / D)	(0.02)	0.09	(0.02)	0.22
Basic (loss) earnings per share (C / D)	$(1.35)	$0.03	$(1.48)	$0.24

Diluted (loss) earnings per share attributable to EZCORP:
Continuing operations (A / E)	$(1.33)	$(0.06)	$(1.46)	$0.02
Discontinued operations (B / E)	(0.02)	0.09	(0.02)	0.22
Diluted (loss) earnings per share (C / E)	$(1.35)	$0.03	$(1.48)	$0.24

Potential common shares excluded from the calculation of diluted (loss) earnings per share:
Restricted stock**	1,608	273	1,545	6
Warrants***	14,317	14,317	14,317	14,317
Total potential common shares excluded	15,925	14,590	15,862	14,323

*	As required by FASB ASC 260-10-45-19, amount excludes all potential common shares for periods when there is a loss from continuing operations.

**
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

***	See Note 7 for discussion of the terms and conditions of these potential common shares.
Weighted-average outstanding shares of common stock for the three and six-months ended March 31, 2016 include the impact of redeemable common stock repurchased as discussed in Note 9.

NOTE 5: STRATEGIC INVESTMENTS
As of March 31, 2016, we owned 151,948,000 shares, or approximately 32%, of our unconsolidated affiliate Cash Converters International. The following tables present summary financial information for Cash Converters International’s most recently reported results as of March 31, 2016 after translation to U.S. dollars:

	December 31,
	2015	2014

	(in thousands)
Current assets	$176,105	$200,682
Non-current assets	143,466	157,737
Total assets	$319,571	$358,419

Current liabilities	$68,857	$75,700
Non-current liabilities	48,263	54,256
Shareholders’ equity:
Equity attributable to owners of the parent	202,450	228,462
Noncontrolling interest	1	1
Total liabilities and shareholders’ equity	$319,571	$358,419

	Half Year Ended December 31,
	2015	2014

	(in thousands)
Gross revenues	$143,575	$167,206
Gross profit	93,573	104,852
Profit (loss) attributable to:
Owners of the parent	$11,483	$(4,717)
Noncontrolling interest	—	(179)
Profit (loss) for the year	$11,483	$(4,896)
NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS
In accordance with FASB ASC 350-20-35, Goodwill — Subsequent Measurement, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently when there are events or circumstances that indicate that it is more likely than not that an impairment exists. During the three-months ended March 31, 2016, we evaluated such events and circumstances and concluded that there were indicators of impairment under FASB ASC 350-20-35-3C. These indicators of impairment primarily included a continued decline in our stock price, as well as negative developments in bad debt experience at our Grupo Finmart segment. We performed a quantitative Step 1 analysis as of February 29, 2016 under FASB ASC 350-20-35 and determined that the fair value of each of our reporting units exceeded their carrying value, with the exception of our Grupo Finmart reporting unit. The fair values of each reporting unit were determined based on a discounted cash flow approach using significant unobservable inputs (Level 3) developed using company-specific information. During the quarter ended March 31, 2016, there were no material changes in the fair values of our U.S. Pawn and Mexico Pawn reporting units as compared to their carrying values. There is no goodwill attributable to our Other International reporting unit. We will further perform our required annual impairment test in the fourth quarter of our fiscal 2016.
The Step 1 analysis of our Grupo Finmart reporting unit yielded a valuation of $46.5 million. Under Step 2 of FASB ASC 350-20-35, we compared the fair value of the reporting unit to the fair value of the reporting unit's net assets and determined that all of the goodwill attributable to the Grupo Finmart reporting unit ($73.9 million), should be impaired. This impairment was recorded under "Impairment of goodwill" in the condensed consolidated statements of operations under the Grupo Finmart segment during the three-months ended March 31, 2016. No other assets held by Grupo Finmart were determined to be impaired as of March 31, 2016.
See Note 3 for additional information regarding goodwill acquired in business combinations during the three-months ended March 31, 2016.

NOTE 7: LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS
The following table presents our long-term debt instruments and balances under capital lease obligations outstanding as of March 31, 2016 and 2015 and September 30, 2015:

	March 31, 2016		March 31, 2015		September 30, 2015
	Carrying Amount	Debt (Discount) and (Issuance Costs)	Carrying Amount	Debt (Discount) Premium and (Issuance Costs)	Carrying Amount	Debt (Discount) and (Issuance Costs)

	(in thousands)
Recourse to EZCORP:
2.125% Cash convertible senior notes due 2019	$192,565	$(37,435)	$182,276	$(47,724)	$187,471	$(42,529)
Cash convertible senior notes due 2019 embedded derivative	3,219	—	27,215	—	10,505	—
Capital lease obligations	—	—	93	—	—	—
Non-recourse to EZCORP*:
8.2% Secured foreign currency debt up to $14 million due 2016 (a) (b)	82	(101)	2,044	(451)	938	(204)
14.5% Secured foreign currency debt up to $17 million due 2017 (a)	17,393	—	19,682	—	17,567	—
5.8% Consumer loans facility due 2019 (b)	33,613	(1,714)	44,837	(2,989)	40,493	(2,196)
8.5% Unsecured notes due 2015	—	—	12,329	(187)	12,330	(42)
10% Unsecured notes due 2015	—	—	—	—	1,500	—
11% Unsecured notes due 2015	—	—	4,334	—	3,868	—
17% Secured notes due 2015 consolidated from VIEs	—	—	937	—	—	—
10% Unsecured notes due 2016	1,500	—	844	—	1,885	—
12% Secured notes due 2016	—	—	2,691	67	2,928	—
13% Unsecured notes due 2016	—	—	656	—	1,171	—
15% Unsecured notes due 2016	3,829	—	—	—	233	—
15% Secured notes due 2016 consolidated from VIEs	3,192	—	7,755	—	5,397	—
18% Unsecured notes due 2016	5,797	—	—	—	—	—
10% Unsecured notes due 2017	174	—	—	—	—	—
11% Secured notes due 2017 consolidated from VIEs (c)	37,901	—	76,545	—	56,113	—
12% Secured notes due 2017	2,898	—	—	—	—	—
13.5% Unsecured notes due 2017	5,797	—	—	—	—	—
14.5% Secured notes due 2017 consolidated from VIEs	9,788	—	14,897	—	11,754	—
12.4% Secured notes due 2020	17,234	(214)	19,389	(358)	17,358	(268)
Total	334,982	(39,464)	416,524	(51,642)	371,511	(45,239)
Less current portion	82,174	—	71,564	67	74,345	—
Total long-term debt and capital lease obligations	$252,808	$(39,464)	$344,960	$(51,709)	$297,166	$(45,239)

*
Even though Grupo Finmart debt may be non-recourse to EZCORP, a default on more than $25 million of such debt could constitute an event of default under our Cash Convertible Notes (described below). See "Part II, Item 1A — Risk Factors."

(a)	Maximum amounts of debt are translated from Mexican pesos to United States dollars as of the most current period end date in which outstanding debt is presented.

(b)	Interest is charged at the Mexican Interbank Equilibrium rate (“TIIE”) plus an applicable margin. The rate presented is as of March 31, 2016.

(c)
Grupo Finmart has entered into foreign exchange forward contracts to mitigate the VIE's currency risk, as described in Notes 15 and 16, and EZCORP has guaranteed the future cash outflows of the forward contracts. See "Part II, Item 1A — Risk Factors."

2.125% Cash Convertible Senior Notes Due 2019
In June 2014 ("Original Issuance Date"), we issued $200 million aggregate principal amount of 2.125% Cash Convertible Senior Notes due 2019 (the “Cash Convertible Notes”). We granted the initial purchasers the option to purchase up to an additional $30 million aggregate principal amount of Cash Convertible Notes. That option was exercised in full on June 27,

2014, and we issued an additional $30 million principal amount of Cash Convertible Notes on July 2, 2014. All of the Cash Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The Cash Convertible Notes were issued in a private offering and resold under Rule 144A under the Securities Act of 1933. The Cash Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year, commencing December 15, 2014, and will mature on June 15, 2019 (the "Maturity Date").
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
Cash Convertible Notes Embedded Derivative
We account for the cash conversion feature of the Cash Convertible Notes as a separate derivative instrument (the “Cash Convertible Notes Embedded Derivative”), which had a fair value of $46.5 million on the issuance date that was recognized as the original issue discount of the Cash Convertible Notes. This original issue discount is being amortized to interest expense over the term of the Cash Convertible Notes using the effective interest method. As of March 31, 2016 and 2015 and September 30, 2014, the Cash Convertible Notes Embedded Derivative was recorded as a non-current liability under "Long-term debt, less current maturities" in our condensed consolidated balance sheets, and will be marked to market in subsequent reporting periods. The classification of the Cash Convertible Notes Embedded Derivative liability as current or non-current on the condensed consolidated balance sheets corresponds with the classification of the net balance of the Cash Convertible Notes as discussed below.
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
Impact of Early Conversion Conditions on Financial Statements
As of March 31, 2016, the Cash Convertible Notes were not convertible because the Early Conversion Conditions described above had not been met. Accordingly, the net balance of the Cash Convertible Notes was classified as a non-current liability in our condensed consolidated balance sheets as of March 31, 2016 and 2015 and September 30, 2015. The classification of the Cash Convertible Notes as current or non-current in the condensed consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the Early Conversion Conditions has been met.
If any of the Early Conversion Conditions is met in any future fiscal quarter, we would classify our net liability under the Cash Convertible Notes as a current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If none of the Early Conversion Conditions have been met in a future fiscal quarter prior to the one year period immediately preceding the Maturity Date, we would classify our net liability under the Cash Convertible Notes as a non-current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their Cash Convertible Notes prior to maturity, any unamortized discount and transaction costs will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on March 31, 2016, we would have recorded an expense of $37.4 million associated with the conversion, comprised of $31.7 million of unamortized debt discount and $5.7 million of unamortized debt issuance costs. As of March 31, 2016, none of the note holders had elected to convert their Cash Convertible Notes.
Cash Convertible Notes Hedges
In connection with the issuance of the Cash Convertible Notes, we purchased cash-settled call options (the “Cash Convertible Notes Hedges”) in privately negotiated transactions with certain of the initial purchasers or their affiliates (in this capacity, the “Option Counterparties”). The Cash Convertible Notes Hedges provide us with the option to acquire, on a net settlement basis, approximately 14.3 million shares of our Class A Common Stock at a strike price of $16.065, which is equal to the number of shares of our Class A Common Stock that notionally underlie the Cash Convertible Notes and corresponds to the Conversion Price of the Cash Convertible Notes. The Cash Convertible Notes Hedges have an expiration date that is the same as the Maturity Date of the Cash Convertible Notes, subject to earlier exercise. The Cash Convertible Notes Hedges have customary anti-dilution provisions similar to the Cash Convertible Notes. If we exercise the Cash Convertible Notes Hedges, the aggregate amount of cash we will receive from the option counterparties to the Cash Convertible Notes Hedges will cover the aggregate amount of cash that we would be required to pay to the holders of the converted Cash Convertible Notes, less the principal amount thereof. As of March 31, 2016, we have not purchased any shares under the Cash Convertible Notes Hedges.
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

Cash Convertible Notes Warrants
In connection with the issuance of the Cash Convertible Notes, we also sold net-share-settled warrants (the “Warrants”) in privately negotiated transactions with the Option Counterparties for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share, for total proceeds of $25.1 million, net of issuance costs, which was recorded as an increase in stockholders' equity. The Warrants have customary anti-dilution provisions similar to the Cash Convertible Notes. As a result of the Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter. The Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the Warrants, we will issue shares of Class A Common Stock to the purchasers of the Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement. As of March 31, 2016, there were 14.3 million warrants outstanding.
Cash Convertible Notes Interest Expense
Total interest expense attributable to the Cash Convertible Notes for the three-months ended March 31, 2016 and 2015 was $4.0 million and $3.8 million, respectively, comprised of contractual interest expense of $1.2 million and $1.2 million, respectively, and debt discount and deferred financing cost amortization of $2.8 million and $2.6 million, respectively. Total interest expense attributable to the Cash Convertible Notes for the six-months ended March 31, 2016 and 2015 was $7.7 million and $7.4 million, respectively, comprised of contractual interest expense of $2.4 million and $2.5 million, respectively, and debt discount and deferred financing cost amortization of $5.3 million and $4.9 million, respectively. The effective interest rate approximates 8% after inclusion of deferred financing costs upon adoption of ASU 2015-03, from the effective interest rate of approximately 7% during fiscal 2015.
As of March 31, 2016, the remaining unamortized issuance discount and costs will be amortized over the next three years assuming no early conversion.
Non-Recourse Debt to EZCORP
Non-recourse debt amounts in the table above represent Grupo Finmart’s third-party debt, including secured notes consolidated from VIEs. Amounts due in Mexican pesos are translated each reporting period. Effective interest rates approximate stated rates.
Secured Foreign Currency Debt, Secured Notes not Consolidated from VIEs and Unsecured Notes
Foreign currency debt and secured notes (not including secured notes consolidated from VIEs, which are discussed below) are secured by Grupo Finmart's loan portfolio or collateralized cash at Grupo Finmart’s option. As of March 31, 2016 and 2015, Grupo Finmart’s secured foreign currency debt and notes, excluding secured notes consolidated from VIEs, were secured by consumer loans totaling $36.5 million and $24.9 million, respectively, included in “Consumer loans, net” and “Non-current consumer loans, net” in our condensed consolidated balance sheets, and collateralized cash totaling $3.0 million and $19.2 million, respectively, included in “Restricted cash” and “Restricted cash, non-current” in our condensed consolidated balance sheets. All unsecured notes are collateralized with Grupo Finmart’s assets.
During the six-months ended March 31, 2016, Grupo Finmart issued $6.1 million of 13.5% unsecured notes due September 2016 (repayment term extended through 2017 during the three-months ended March 31, 2016), $6.1 million of 18% unsecured notes due September 2016 and $2.3 million of 20% unsecured notes due March 2016 (repaid in full during the three-months ended March 31, 2016). Amounts of debt issued are stated at exchange rates in effect at time of issuance.
During the six-months ended March 31, 2016, Grupo Finmart repaid the following amounts of debt that were outstanding as of September 30, 2015: the remaining $0.9 million 8.2% secured foreign currency debt due 2016; $12.3 million 8.5% unsecured notes due 2015; $1.5 million 10% unsecured notes due 2015; $3.9 million 11% unsecured notes due 2015; $2.9 million 12% secured notes due 2016; and $1.2 million 13% unsecured notes due 2016. Such amounts include the impact of foreign exchange effects and amortization of deferred costs. In addition, portions of other debt amounts still outstanding as of March 31, 2016 were repaid.
Notes Consolidated from VIEs
During the year ended September 30, 2014, Grupo Finmart entered into three separate agreements with third party investors and variable interest entities (“VIEs”) to securitize selected loans providing asset backed financing for operations. The VIEs issued promissory notes to the third party first beneficiaries of the VIEs. The debt described below is collateralized by all of the assets of the VIEs as presented in our condensed consolidated balance sheets described in Note 16.

The secured notes consolidated from VIEs contain certain prepayment clauses. Where the collections on consumer loans held by the VIEs are greater than anticipated in future reporting periods, we expect an accelerated repayment of the secured notes. See “Assets and Liabilities of Consolidated Variable Interest Entities” included in our condensed consolidated balance sheets.
During the six-months ended March 31, 2016, the VIEs repaid a net $22.4 million of debt that was outstanding as of September 30, 2015, including the impact of foreign exchange effects and amortization of deferred costs.
Consumer Loans Facility Due 2019
On February 17, 2014, Grupo Finmart entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash as discussed in Note 16.
In addition to the initial net payment of $6.9 million during the six-months ended March 31, 2016, including the impact of foreign exchange effects and amortization of deferred costs, the facility began amortizing at a monthly rate of $1.0 million beginning March 2016, which includes principal and interest at TIIE plus an applicable margin, through maturity of the facility in 2019.
NOTE 8: STOCK COMPENSATION
During fiscal 2015, we granted awards to employees based upon underlying shares that were not issued, and therefore we accounted for these as phantom share-based awards under FASB ASC 718-30. These awards were classified as a current liability and recorded at their fair value of $3.9 million in “Accounts payable and other accrued expenses” in our condensed consolidated balance sheets as of September 30, 2015. During the six-months ended March 31, 2016, we issued sufficient shares to allow treatment of these phantom share-based awards as equity awards under FASB ASC 718-20 and reclassified these awards to "Additional paid-in capital" in our condensed consolidated balance sheets. We continue recognizing compensation costs for these awards based on the original grant date fair value as the fair value of these awards have declined since the issuance and thus there were no incremental compensation costs. See Note 14 for additional information regarding the phantom share-based awards.
On May 1, 2010 our Board of Directors approved the adoption of the EZCORP, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan permits grants of options, restricted stock awards and stock appreciation rights covering up to 1,575,750 shares of our Class A Common Stock plus any shares that become available for issuance under either the 2010 Plan or prior plans as a result of forfeitures or cancellations of awards without delivery of shares or as a result of withholding shares to satisfy tax withholding obligations. In February and March 2015, the Board of Directors and the voting stockholder approved the addition of 643,673 shares and 1,081,200 shares, respectively, to the 2010 Plan. In March 2016, the Board of Directors and the voting stockholder approved the addition of 185,026 shares to the 2010 Plan.
In March 2016, we granted 961,718 restricted stock unit awards (exclusive of canceled and replaced awards discussed below) to employees which were allocated based on the October 1, 2015 price of $6.17 per share and 130,000 restricted stock awards to non-employee directors with a grant date fair value of $2.96 per share. The awards granted to employees vest on September 30, 2018 subject to the achievement of certain performance targets. As of March 31, 2016, we considered the achievement of these performance targets probable. The awards granted to non-employee directors vest over two years, 50% on September 30, 2016 and 50% on September 30, 2017. We record compensation costs ratably over the requisite service periods for these awards.
In connection with the March 2016 grant discussed above, we canceled 720,000 previously issued restricted stock awards that were subject to vesting based on certain stock price levels and had a grant date fair value of $3.4 million and replaced them with 421,394 performance-based restricted stock awards described above. The cancellation and replacement of these awards was treated as a modification with unrecognized compensation cost from the original awards of $1.5 million plus incremental compensation costs resulting from the modification of $0.8 million recognized over the new requisite service period through September 30, 2018.

NOTE 9: TEMPORARY EQUITY AND NONCONTROLLING INTEREST
The following table provides a summary of the activity in our temporary equity and noncontrolling interest balances during the six-months ended March 31, 2016 and 2015:

	Common Stock, Subject to Possible Redemption	Redeemable Noncontrolling Interest	Total Temporary Equity	Noncontrolling Interest

	(in thousands)
Balance as of September 30, 2014	$—	$22,800	$22,800	$—
Issuance of common stock, subject to possible redemption	11,696	—	11,696	—
Net loss attributable to noncontrolling interest	—	(2,840)	(2,840)	—
Foreign currency translation adjustment attributable to noncontrolling interest	—	(3,227)	(3,227)	—
Amounts reclassified from accumulated other comprehensive loss	—	94	94	—
Balance as of March 31, 2015	$11,696	$16,827	$28,523	$—

Balances as of September 30, 2015	$11,696	$3,235	$14,931	$—
Repurchase of redeemable common stock	(11,696)	—	(11,696)	—
Net loss attributable to noncontrolling interest	—	(4,134)	(4,134)	(324)
Foreign currency translation adjustment attributable to noncontrolling interest	—	(331)	(331)	(6)
Amounts reclassified from accumulated other comprehensive loss	—	1	1	—
Balances as of March 31, 2016	$—	$(1,229)	$(1,229)	$(330)
Common Stock, Subject to Possible Redemption
On February 19, 2015, we completed the acquisition of 12 pawn stores in Central Texas doing business under the "Cash Pawn" brand. The aggregate purchase price for the acquisition was $16.5 million, comprised of $5.0 million cash and 1,168,456 shares of our Class A Non-voting Common Stock (the "Shares"), valued at $10.01 per share less a $0.2 million Holding Period Adjustment discussed below. The Shares were issued in an unregistered private placement transaction pursuant to Section 4(a)(2) of the Securities Act of 1933 to a small number of related individuals and entities (the "Sellers") who were either "accredited investors" or "sophisticated investors." On the first anniversary of the closing date, the Sellers exercised their right to require us to repurchase the Shares for an aggregate price of $11.8 million (the "Put Option").
The Put Option was not accounted for separately from the Shares and did not require bifurcation. The Shares were accounted for as common stock, subject to possible redemption under FASB ASC 480 Distinguishing Liabilities from Equity and were included in temporary equity in our condensed consolidated balance sheets prior to March 31, 2016. The Holding Period Adjustment was accounted for as a contingent consideration asset under FASB ASC 805 Business Combinations, was adjusted to fair value each reporting period, and was recorded in our condensed consolidated balance sheets at its estimated fair value under "Other assets, net" prior to March 31, 2016. See Note 14 for additional information regarding the Holding Period Adjustment.
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

Noncontrolling Interest
During the six-months ended March 31, 2016, a consolidated subsidiary included in the Other International segment began operations in building an IT marketing platform to provide targeted solutions for our pawn customers. The noncontrolling interest is attributable to the 40% of this subsidiary held by the minority shareholder.
NOTE 10: INCOME TAXES
The effective tax rate from continuing operations for the three and six-months ended March 31, 2016 was (9)% and (3)%, respectively, of pre-tax (loss) income compared to (9)% and 170%, respectively, for the three and six-months ended March 31, 2015. The effective tax rates changed for the fiscal 2016 periods as a result of losses in foreign jurisdictions with a lower tax rate and permanently non-deductible items, which included the impairment of non-deductible goodwill associated with Grupo Finmart. The effective tax rate for the three-months ended March 31, 2015 was reduced by foreign tax credits and costs paid to offshore affiliates.
In March 2016, we received $34.2 million as a result of the carryback of fiscal 2015 tax net operating losses.
NOTE 11: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. We are unable to determine the ultimate outcome of any current litigation or regulatory actions. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations or liquidity. We have not recorded a liability for any of these matters as of March 31, 2016 because we do not believe at this time that any loss is probable or that the amount of any probable loss can be reasonably estimated. The following is a description of significant proceedings.
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
On February 4, 2016, the remaining defendants filed an Application for Certification of Interlocutory Appeal, which the plaintiff opposed on February 15, 2016, and the Court set a hearing on the application. On February 22, 2016, the Court denied the Application for Certification of Interlocutory Appeal and provided the plaintiff the opportunity to amend its complaint to add a fiduciary-duty claim as to Mr. Cohen and Madison Park, staying proceedings pending a ruling from the Delaware Supreme Court. After the Application for Certification of Interlocutory Appeal was denied, Mr. Roberts, MS Pawn Corporation and MS Pawn Limited Partnership filed notices of appeal from the interlocutory opinion and order denying the motions to dismiss. On March 10, 2016, the Delaware Supreme Court denied those petitions for an interlocutory appeal.
On March 4, 2016, the plaintiff filed a Second Amended Derivative Complaint against Mr. Roberts, Mr. Cohen, Madison Park, MS Pawn Corporation and MS Pawn Limited Partnership with EZCORP, Inc., as nominal defendant.
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
On October 21, 2014, the plaintiff in the Automotive Machinists Pension Plan action filed a motion to consolidate the Close action and the Automotive Machinists Pension Plan action and to appoint the Automotive Machinists Pension Plan as the lead plaintiff. On November 18, 2014, the court consolidated the two lawsuits under the caption In Re EZCORP, Inc. Securities Litigation (Case No. 1:14-cv-06834-ALC), and on January 26, 2015, appointed the lead plaintiff and lead counsel.
On March 12, 2015, the lead plaintiff filed a Consolidated Amended Class Action Complaint (the "Amended Complaint"). The Amended Complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, alleging generally that:

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
On April 27 2015, the defendants filed motions to dismiss, and the parties submitted their respective supporting and opposing briefs. On March 31, 2016, the Court granted in part and denied in part the defendants' motions to dismiss. Specifically, it dismissed the Section 10(b) and Rule 10b-5 claims insofar as they were based on (1) the alleged misstatements about the nature of and approval process related to the Company's consulting relationship with Madison Park, (2) the alleged misstatements regarding the impairment of the Company's investment in Albemarle & Bond, and (3) some of the alleged misstatements about Cash Genie. The Section 10(b) and Rule 10b-5 claims survived the motions to dismiss insofar as they were based on certain alleged misstatements about Cash Genie. The Section 20(a) claims also survived the motions to dismiss.
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
On January 11, 2016, the plaintiffs filed an Amended Class Action Complaint (the "Amended Complaint"). In the Amended Complaint, the plaintiffs seek to represent a class of purchasers of our Class A Common Stock between November 6, 2015 and October 20, 2015. The Amended Complaint asserts that the Company and Mr. Kuchenrither violated Section 10(b) of the Securities Exchange Act and Rule 10b-5, issued materially false or misleading statements throughout the proposed class period concerning the Company and its internal controls, specifically regarding the financial performance of Grupo Finmart. The plaintiffs also allege that Mr. Kuchenrither, as a controlling person of the Company, violated Section 20(a) of the Securities Exchange Act. The Amended Complaint does not assert any claims against Mr. Grimshaw. On February 25, 2016, defendants filed a motion to dismiss the lawsuit. The plaintiff filed an opposition to the motion to dismiss on April 11, 2016, and the defendants' reply is due on May 11, 2016.
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
NOTE 12: SEGMENT INFORMATION
We currently report our segments as follows:

•	U.S. Pawn — All pawn activities in the United States

•	Mexico Pawn — All pawn activities in Mexico and other parts of Latin America

•	Grupo Finmart — All payroll lending activities in Mexico and other parts of Latin America

•	Other International — Primarily our equity interest in the net income of Cash Converters International and consumer finance activities in Canada
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our condensed consolidated financial statements. The following tables present operating segment information for the three and six-months ended March 31, 2016 and 2015, including reclassifications discussed in Note 1 and adjustments to reflect reclassification of all discontinued operations discussed in Note 2.

	Three Months Ended March 31, 2016
	U.S. Pawn	Mexico Pawn	Grupo Finmart	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$94,740	$14,603	$—	$—	$109,343	$—	$109,343
Jewelry scrapping sales	11,599	1,181	—	—	12,780	—	12,780
Pawn service charges	56,614	7,516	—	—	64,130	—	64,130
Consumer loan fees and interest	—	—	13,589	2,027	15,616	—	15,616
Other revenues	49	(117)	98	—	30	—	30
Total revenues	163,002	23,183	13,687	2,027	201,899	—	201,899
Merchandise cost of goods sold	58,241	10,090	—	1	68,332	—	68,332
Jewelry scrapping cost of goods sold	10,128	957	—	—	11,085	—	11,085
Consumer loan bad debt	—	—	8,252	431	8,683	—	8,683
Net revenues	94,633	12,136	5,435	1,595	113,799	—	113,799
Segment and corporate expenses (income):
Operations	61,240	9,024	8,026	1,992	80,282	—	80,282
Administrative	—	—	—	—	—	15,621	15,621
Depreciation and amortization	3,042	764	476	56	4,338	2,744	7,082
Loss on sale or disposal of assets	546	103	—	—	649	—	649
Restructuring	91	215	—	(2)	304	(86)	218
Interest expense	39	38	4,498	—	4,575	3,874	8,449
Interest income	—	—	(120)	—	(120)	(7)	(127)
Equity in net income of unconsolidated affiliate	—	—	—	(1,877)	(1,877)	—	(1,877)
Impairment of goodwill	—	—	73,921	—	73,921	—	73,921
Other expense (income)	—	(79)	(124)	6	(197)	286	89
Segment (loss) contribution	$29,675	$2,071	$(81,242)	$1,420	$(48,076)
Loss from continuing operations before income taxes					$(48,076)	$(22,432)	$(70,508)

	Three Months Ended March 31, 2015
	U.S. Pawn	Mexico Pawn	Grupo Finmart	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$92,472	$14,883	$—	$497	$107,852	$—	$107,852
Jewelry scrapping sales	17,391	917	—	91	18,399	—	18,399
Pawn service charges	52,317	7,153	—	—	59,470	—	59,470
Consumer loan fees and interest	—	—	16,391	2,153	18,544	—	18,544
Other revenues	224	269	49	368	910	—	910
Total revenues	162,404	23,222	16,440	3,109	205,175	—	205,175
Merchandise cost of goods sold	61,490	10,680	—	322	72,492	—	72,492
Jewelry scrapping cost of goods sold	13,463	820	—	71	14,354	—	14,354
Consumer loan bad debt	—	—	4,110	651	4,761	—	4,761
Net revenues	87,451	11,722	12,330	2,065	113,568	—	113,568
Segment and corporate expenses (income):
Operations	57,920	10,406	7,109	1,755	77,190	—	77,190
Administrative	—	—	—	—	—	14,800	14,800
Depreciation and amortization	3,607	1,101	626	162	5,496	2,599	8,095
Loss on sale or disposal of assets	17	1	—	—	18	369	387
Restructuring	—	—	—	—	—	704	704
Interest expense	5	1	6,376	—	6,382	4,914	11,296
Interest income	(15)	(24)	(423)	—	(462)	(50)	(512)
Equity in net loss of unconsolidated affiliate	—	—	—	3,678	3,678	—	3,678
Other expense	—	282	1,272	7	1,561	301	1,862
Segment contribution (loss)	$25,917	$(45)	$(2,630)	$(3,537)	$19,705
Loss from continuing operations before income taxes					$19,705	$(23,637)	$(3,932)

	Six Months Ended March 31, 2016
	U.S. Pawn	Mexico Pawn	Grupo Finmart	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$186,734	$31,189	$—	$4	$217,927	$—	$217,927
Jewelry scrapping sales	21,199	1,181	—	21	22,401	—	22,401
Pawn service charges	115,235	15,489	—	—	130,724	—	130,724
Consumer loan fees and interest	—	—	24,403	4,401	28,804	—	28,804
Other revenues	242	74	181	—	497	—	497
Total revenues	323,410	47,933	24,584	4,426	400,353	—	400,353
Merchandise cost of goods sold	113,702	20,888	—	1	134,591	—	134,591
Jewelry scrapping cost of goods sold	18,188	957	—	16	19,161	—	19,161
Consumer loan bad debt	—	—	20,243	1,043	21,286	—	21,286
Net revenues	191,520	26,088	4,341	3,366	225,315	—	225,315
Segment and corporate expenses (income):
Operations	124,785	20,217	17,614	3,272	165,888	—	165,888
Administrative	—	—	—	—	—	35,604	35,604
Depreciation and amortization	6,602	1,565	993	107	9,267	5,874	15,141
Loss on sale or disposal of assets	553	129	—	—	682	—	682
Restructuring	982	543	—	202	1,727	183	1,910
Interest expense	125	78	9,563	—	9,766	7,875	17,641
Interest income	(1)	—	(251)	—	(252)	(15)	(267)
Equity in net income of unconsolidated affiliate	—	—	—	(3,932)	(3,932)	—	(3,932)
Impairment of goodwill	—	—	73,921	—	73,921	—	73,921
Other expense	—	49	644	3	696	263	959
Segment (loss) contribution	$58,474	$3,507	$(98,143)	$3,714	$(32,448)
Loss from continuing operations before income taxes					$(32,448)	$(49,784)	$(82,232)

	Six Months Ended March 31, 2015
	U.S. Pawn	Mexico Pawn	Grupo Finmart	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$181,914	$34,463	$—	$1,114	$217,491	$—	$217,491
Jewelry scrapping sales	34,398	2,324	—	211	36,933	—	36,933
Pawn service charges	109,352	15,045	—	—	124,397	—	124,397
Consumer loan fees and interest	—	—	32,706	4,809	37,515	—	37,515
Other revenues	408	509	105	543	1,565	—	1,565
Total revenues	326,072	52,341	32,811	6,677	417,901	—	417,901
Merchandise cost of goods sold	120,107	24,164	—	699	144,970	—	144,970
Jewelry scrapping cost of goods sold	26,796	2,081	—	152	29,029	—	29,029
Consumer loan bad debt	—	—	11,850	1,426	13,276	—	13,276
Net revenues	179,169	26,096	20,961	4,400	230,626	—	230,626
Segment and corporate expenses (income):
Operations	117,427	20,926	15,397	3,527	157,277	—	157,277
Administrative	—	—	—	—	—	27,352	27,352
Depreciation and amortization	7,059	2,345	1,192	353	10,949	5,154	16,103
Loss on sale or disposal of assets	17	257	—	—	274	369	643
Restructuring	—	—	—	—	—	726	726
Interest expense	13	2	14,657	—	14,672	8,658	23,330
Interest income	(31)	(24)	(904)	—	(959)	(84)	(1,043)
Equity in net loss of unconsolidated affiliate	—	—	—	1,484	1,484	—	1,484
Other expense	—	720	1,446	10	2,176	445	2,621
Segment contribution (loss)	$54,684	$1,870	$(10,827)	$(974)	$44,753
Income from continuing operations before income taxes					$44,753	$(42,620)	$2,133
NOTE 13: ALLOWANCE FOR LOSSES AND CREDIT QUALITY OF CONSUMER LOANS
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

The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented and excludes items such as non-sufficient funds fees, repossession fees, auction fees and interest:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision (Benefit)	Translation Adjustment	Allowance Balance at End of Period (a)	Financing Receivable at End of Period (a)

	(in thousands)
Unsecured short-term consumer loans: (b)
Three Months Ended March 31, 2016	$8,992	$(1,152)	$568	$318	$(267)	$8,459	$10,724
Three Months Ended March 31, 2015	13,368	(7,029)	3,495	2,862	(479)	12,217	26,265
Six Months Ended March 31, 2016	11,498	(4,229)	2,209	(500)	(519)	8,459	10,724
Six Months Ended March 31, 2015	14,645	(16,080)	6,786	7,858	(992)	12,217	26,265
Secured short-term consumer loans: (c)
Three Months Ended March 31, 2016	$—	$—	$—	$—	$—	$—	$—
Three Months Ended March 31, 2015	1,134	(12,955)	11,748	889	—	816	5,299
Six Months Ended March 31, 2016	2,004	(2,229)	436	(211)	—	—	—
Six Months Ended March 31, 2015	1,049	(27,392)	24,737	2,422	—	816	5,299
Unsecured long-term consumer loans: (a)
Three Months Ended March 31, 2016	$61,158	$(469)	$—	$8,432	$478	$69,599	$156,369
Three Months Ended March 31, 2015	42,182	(101)	—	4,052	(1,412)	44,721	161,579
Six Months Ended March 31, 2016	50,645	(1,213)	—	20,234	(67)	69,599	156,369
Six Months Ended March 31, 2015	38,087	(268)	—	11,663	(4,761)	44,721	161,579

(a)
Portions of these amounts are included in "Consumer loans, net" and "Non-current consumer loans, net" in our condensed consolidated balance sheets. These amounts pertain to Grupo Finmart consumer loans.

(b)
No aging allowance disclosure provided for these amounts as our policy is to charge-off all amounts on the first day after the due date. These amounts primarily include activity pertaining to our Canadian operations in the Other International segment.

(c)
As a result of our discontinuance of USFS, our secured short-term consumer loan balance was reduced to zero as of December 31, 2015. As such, no further aging allowance disclosure has been provided for these amounts. Refer to Note 2 for further detail on discontinued operations.

The following table presents an aging analysis of past due financing receivables held by Grupo Finmart:

	Days Past Due				Total Past Due	Current Receivable	Translation Adjustment	Total Financing Receivable	Allowance Balance	Recorded Investment > 90 Days Accruing
	1-30	31-60	61-90	>90

	(in thousands)
Unsecured long-term consumer loans:
March 31, 2016
Performing loans	$6,537	$3,856	$2,485	$5,651	$18,529	$72,642	$106	$91,277	$4,507	$5,651
Non-performing loans	875	835	868	59,810	62,388	2,704	—	65,092	65,092	—
	$7,412	$4,691	$3,353	$65,461	$80,917	$75,346	$106	$156,369	$69,599	$5,651
March 31, 2015
Performing loans	$9,536	$4,133	$1,813	$834	$16,316	$105,524	$1,110	$122,950	$6,092	$834
Non-performing loans	1,092	1,801	1,813	32,611	37,317	1,312	—	38,629	38,629	—
	$10,628	$5,934	$3,626	$33,445	$53,633	$106,836	$1,110	$161,579	$44,721	$834
September 30, 2015
Performing loans	$6,783	$6,179	$6,776	$5,766	$25,504	$87,272	$—	$112,776	$5,128	$5,766
Non-performing loans	553	701	613	41,670	43,537	1,980	—	45,517	45,517	—
	$7,336	$6,880	$7,389	$47,436	$69,041	$89,252	$—	$158,293	$50,645	$5,766

NOTE 14: FAIR VALUE MEASUREMENTS
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
Recurring Fair Value Measurements
The tables below present our financial assets (liabilities) that were measured at fair value on a recurring basis as of March 31, 2016 and 2015 and September 30, 2015:

	March 31, 2016	Fair Value Measurements Using
Financial assets (liabilities)		Level 1	Level 2	Level 3

	(in thousands)
Foreign currency forwards	$7,694	$—	$7,694	$—
Cash Convertible Notes Hedges	3,219	—	3,219	—
Cash Convertible Notes Embedded Derivative	(3,219)	—	(3,219)	—
Contingent consideration	(2,575)	—	—	(2,575)
Net financial assets (liabilities)	$5,119	$—	$7,694	$(2,575)

	March 31, 2015	Fair Value Measurements Using
Financial assets (liabilities)		Level 1	Level 2	Level 3

	(in thousands)
Foreign currency forwards	$8,563	$—	$8,563	$—
Holding Period Adjustment	132	—	132	—
Cash Convertible Notes Hedges	27,215	—	27,215	—
Cash Convertible Notes Embedded Derivative	(27,215)	—	(27,215)	—
Contingent consideration	(2,914)	—	—	(2,914)
Net financial assets (liabilities)	$5,781	$—	$8,695	$(2,914)

	September 30, 2015	Fair Value Measurements Using
Financial assets (liabilities)		Level 1	Level 2	Level 3

	(in thousands)
Foreign currency forwards	$14,169	$—	$14,169	$—
Holding Period Adjustment	4	—	4	—
Cash Convertible Notes Hedges	10,505	—	10,505	—
Cash Convertible Notes Embedded Derivative	(10,505)	—	(10,505)	—
Phantom share-based awards	(3,932)	—	—	(3,932)
Contingent consideration	(2,601)	—	—	(2,601)
Net financial assets (liabilities)	$7,640	$—	$14,173	$(6,533)
We measured the value of the forward currency forwards using Level 2 inputs such as estimations of expected cash flows, appropriately risk-adjusted discount rates and available observable inputs (term of the forward, notional amount, discount rates based on local and foreign rate curves, and a credit value adjustment to consider the likelihood of nonperformance). Forward contracts are recorded in the condensed consolidated balance sheets under “Other assets, net.”
We measured the fair value of the Holding Period Adjustment using an option pricing model based on observable Level 1 and Level 2 inputs such as conversion price of underlying shares, current share price, implied volatility, risk free interest rate and other factors. The Holding Period Adjustment is recorded in the condensed consolidated balance sheets under "Other assets, net" and had no value as of March 31, 2016.
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
On April 26, 2013, Grupo Finmart purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company. The total purchase price was performance-based and will be determined over a period of four years from the date of purchase. Total contingent consideration due on January 2, 2017 is based on interest income generated by the acquired portfolios and new loans made through Fondo ACH's contractual relationships. We used an income approach to measure the fair value of the contingent consideration using a probability-weighted discounted cash flow approach. Some of the significant inputs used for the valuation are not observable in the market and are thus Level 3 inputs. Contingent consideration is recorded in the condensed consolidated balance sheets under "Deferred gains and other long-term liabilities." Significant increases or decreases in the underlying assumptions used to value the contingent consideration could significantly increase or decrease the fair value estimates recorded in the condensed consolidated balance sheets. During the three and six-months ended March 31, 2016, we recorded no valuation adjustment to the $2.6 million balance of the contingent consideration liability.
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
During the six-months ended March 31, 2016, we settled and released $0.1 million of phantom share-based awards and reclassified $3.8 million of phantom share-based awards from liability awards to equity awards recorded in the condensed consolidated balance sheets under "Additional paid-in capital" reducing our balance in phantom share-based awards to zero as of March 31, 2016.
There were no transfers in or out of Level 1 or Level 2 for financial assets or liabilities measured at fair value on a recurring basis during the periods presented.

Financial Assets, Temporary Equity and Financial Liabilities Not Measured at Fair Value
Our financial assets, temporary equity and financial liabilities as of March 31, 2016 and 2015 and September 30, 2015 that are not measured at fair value in our condensed consolidated balance sheets are as follows:

	Carrying Value		Estimated Fair Value
	March 31, 2016		March 31, 2016	Fair Value Measurement Using
				Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$75,336		$75,336	$75,336	$—	$—
Restricted cash	13,817		13,817	13,817	—	—
Pawn loans	140,195		140,195	—	—	140,195
Consumer loans, net	26,362		42,975	—	—	42,975
Pawn service charges receivable, net	27,626		27,626	—	—	27,626
Consumer loan fees and interest receivable, net	13,226		13,226	—	—	13,226
Investment in unconsolidated affiliate	56,677		59,307	59,307	—	—
Restricted cash, non-current	2,308		2,308	2,308	—	—
Non-current consumer loans, net	62,673		105,879	—	—	105,879
	$418,220		$480,669	$150,768	$—	$329,901

Temporary equity:
Redeemable noncontrolling interest	$(1,229)		$2,894	$—	$—	$2,894

Financial liabilities:
Cash Convertible Notes	$192,565		$156,400	$—	$156,400	$—
Foreign currency debt	17,475	*	17,880	—	17,880	—
Consumer loans facility due 2019	33,613		38,312	—	38,312	—
Foreign currency unsecured notes	17,097	*	19,793	—	19,793	—
Foreign currency secured notes	20,132	*	20,678	—	20,678	—
Secured notes consolidated from VIEs	50,881	*	47,592	—	47,592	—
	$331,763		$300,655	$—	$300,655	$—

	Carrying Value		Estimated Fair Value
	March 31, 2015		March 31, 2015	Fair Value Measurement Using
				Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$138,173		$138,173	$138,173	$—	$—
Restricted cash	47,909		47,909	47,909	—	—
Pawn loans	127,929		127,929	—	—	127,929
Consumer loans, net	55,529		75,184	—	—	75,184
Pawn service charges receivable, net	24,909		24,909	—	—	24,909
Consumer loan fees and interest receivable, net	13,063		13,063	—	—	13,063
Investment in unconsolidated affiliate	94,510		105,150	105,150	—	—
Restricted cash, non-current	2,880		2,880	2,880	—	—
Non-current consumer loans, net	79,860		122,286	—	—	122,286
	$584,762		$657,483	$294,112	$—	$363,371

Temporary equity:
Common Stock, subject to possible redemption	$11,696		$11,049	$—	$—	$11,049
Redeemable noncontrolling interest	16,827		43,048	—	—	43,048
	$28,523		$54,097	$—	$—	$54,097

Financial liabilities:
Cash Convertible Notes	$182,276		$195,233	$—	$195,233	$—
Foreign currency debt	21,726	*	24,213	—	24,213	—
Consumer loans facility due 2019	44,837		46,982	—	46,982	—
Foreign currency unsecured notes	18,163	*	18,550	—	18,550	—
Foreign currency secured notes	22,080	*	25,650	—	25,650	—
Secured notes consolidated from VIEs	100,134	*	97,712	—	97,712
	$389,216		$408,340	$—	$408,340	$—

	Carrying Value		Estimated Fair Value
	September 30, 2015		September 30, 2015	Fair Value Measurement Using
				Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$59,124		$59,124	$59,124	$—	$—
Restricted cash	15,137		15,137	15,137	—	—
Pawn loans	159,964		159,964	—	—	159,964
Consumer loans, net	36,533		48,440	—	—	48,440
Pawn service charges receivable, net	30,852		30,852	—	—	30,852
Consumer loan fees and interest receivable, net	19,802		19,802	—	—	19,802
Investment in unconsolidated affiliate	56,182		56,182	56,182	—	—
Restricted cash, non-current	2,883		2,883	2,883	—	—
Non-current consumer loans, net	75,824		104,194	—	—	104,194
	$456,301		$496,578	$133,326	$—	$363,252

Temporary equity:
Common stock, subject to possible redemption	$11,696		$11,438	$—	$—	$11,438
Redeemable noncontrolling interest	3,235		5,467	—	—	5,467
	$14,931		$16,905	$—	$—	$16,905

Financial liabilities:
Cash Convertible Notes	$187,471		$169,050	$—	$169,050	$—
Foreign currency debt	18,505	*	19,851	—	19,851	—
Consumer loans facility due 2019	40,493		40,774	—	40,774	—
Foreign currency unsecured notes	20,987	*	20,477	—	20,477	—
Foreign currency secured notes	20,286	*	22,476	—	22,476	—
Secured notes consolidated from VIEs	73,264	*	68,685	—	68,685	—
	$361,006		$341,313	$—	$341,313	$—
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
The fair value of the redeemable noncontrolling interest was estimated by applying an income approach. This fair value measurement is based on significant Level 3 inputs that are not observable in the market. Key assumptions include discount rates up to 24%, representing the discount that market participants would consider when estimating the fair value of the noncontrolling interest. Significant increases or decreases in the underlying assumptions used to value the redeemable noncontrolling interest could significantly increase or decrease the fair value estimates disclosed above.
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
NOTE 15: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
See Note 14 for a discussion of the Cash Convertible Notes Hedges and Cash Convertible Notes Embedded Derivative presented below.
During the fiscal years ended September 30, 2015 and 2014, Grupo Finmart entered into cross-currency forward contracts to hedge foreign exchange rate fluctuations in connection with the formation of the VIEs and related transfer of certain loans as described in Note 16. The Company guarantees the future cash outflows of the forward contracts, which are included in the Company’s condensed consolidated balance sheets and adjusted to fair value each reporting period through earnings.
Grupo Finmart received proceeds of $3.6 million, net with the settlement of remaining foreign currency forwards attributable to the cross-border 8.5% unsecured notes due 2015 which were repaid during the three-months ended December 31, 2015.
The following tables set forth certain information regarding our derivative instruments not designated as hedging instruments:

		Fair Value Asset (Liability) of Derivative Instruments
Derivative Instrument	Balance Sheet Location	March 31, 2016	March 31, 2015	September 30, 2015

		(in thousands)
Foreign currency forwards	Prepaid expenses and other current assets	$7,694	$2,530	$14,169
Cash Convertible Notes Hedges	Other assets, net	3,219	27,215	10,505
Cash Convertible Notes Embedded Derivative	Long-term debt, less current maturities	(3,219)	(27,215)	(10,505)

		Amount of Unrealized Gain (Loss) on Derivatives
		Three Months Ended March 31,		Six Months Ended March 31,
Derivative Instrument	Income Statement Location	2016	2015	2016	2015

		(in thousands)
Foreign currency forwards	Other expense*	$(1,805)	$784	$(2,918)	$7,798
*Amount is partially offset by gains and losses caused by related foreign currency fluctuations.

NOTE 16: VARIABLE INTEREST ENTITIES
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

Income (principally, interest and fees on loans) earned by our consolidated VIEs was $4.1 million and $9.3 million for the three-months ended March 31, 2016 and 2015, respectively, and $7.3 million and $19.9 million for the six-months ended March 31, 2016 and 2015, respectively. Related expenses, consisting primarily of interest expense, foreign exchange losses and consumer loan bad debt expense were $1.6 million and $6.0 million for the three-months ended March 31, 2016 and 2015, respectively, and $5.8 million and $17.0 million for the six-months ended March 31, 2016 and 2015, respectively. These amounts do not include intercompany transactions which are eliminated in our condensed consolidated financial statements.
Grupo Finmart Securitization Trust
On February 17, 2014, Grupo Finmart entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The 5.8% consumer loans facility due 2019 debt securities pertaining to the Grupo Finmart Securitization Trust are presented in Note 7. Grupo Finmart is the primary beneficiary of the securitization trust because Grupo Finmart has the power to direct the most significant activities of the trust through its role as servicer of all the receivables held by the trust and through its obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we consolidate the trust. The assets and liabilities of the Grupo

Finmart Securitization Trust described above are presented in our condensed consolidated balance sheets and are net of intercompany balances which are eliminated in our condensed consolidated financial statements.
Non-Consolidated Variable Interest Entities
The Company historically held a significant variable interest in two VIEs for which it was not the primary beneficiary and, therefore, were not consolidated. Prior to our discontinuance of USFS as discussed in Note 2, we issued letters of credit to enhance the creditworthiness of our customers seeking unsecured loans from unaffiliated lenders. We had no further substantial involvement with such lenders as of December 31, 2015.
NOTE 17: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Condensed Consolidated Balance Sheets Information
The following table provides information on net amounts included under "Pawn service charges receivable, net," "Consumer loan fees and interest receivable, net," "Inventory, net" and "Property and equipment, net" in our condensed consolidated balance sheets:

	March 31, 2016	March 31, 2015	September 30, 2015

	(in thousands)
Pawn service charges receivable, net:
Gross pawn service charges receivable	$35,239	$31,940	$39,877
Allowance for uncollectible pawn service charges receivable	(7,613)	(7,031)	(9,025)
	$27,626	$24,909	$30,852

Consumer loan fees and interest receivable, net:
Gross consumer loan fees and interest receivable	$26,118	$28,595	$31,847
Allowance for uncollectible consumer loan fees and interest receivable	(12,892)	(15,532)	(12,045)
	$13,226	$13,063	$19,802

Inventory, net:
Gross inventory	$132,334	$124,188	$131,174
Inventory reserves	(5,888)	(8,044)	(7,090)
	$126,446	$116,144	$124,084
Property and equipment, net:
Property and equipment, gross	$212,321	$245,458	$212,384
Accumulated depreciation	(147,359)	(143,206)	(136,790)
	$64,962	$102,252	$75,594
See Note 13 for information on net amounts included under "Consumer loans, net" and "Non-current consumer loans, net" in our condensed consolidated balance sheets.

NOTE 18: SUBSEQUENT EVENTS
On February 8, 2016 in conjunction with ongoing evaluation our strategic direction, we announced that we were conducting a comprehensive review of strategic options for Grupo Finmart to be completed by the end of the third quarter of fiscal 2016. Subsequent to March 31, 2016, a special committee of our board of directors, after reviewing a variety of strategic alternatives with management and the company's financial advisors, concluded that a sale of the business was the preferred alternative and authorized management to proceed with a process to solicit proposals from interested buyers. Should that process result in an acceptable proposal, we would anticipate that the disposition would be completed during the fourth quarter of fiscal 2016.
As the criteria in FASB ASC 360-10-45-9 for classification of Grupo Finmart as held for sale were met after the balance sheet date but before the financial statements were issued, we have included the below information in accordance with FASB ASC 205-20-50-1(a) as required by FASB ASC 360-10-45-13. We expect to classify Grupo Finmart as held for sale during the third quarter of fiscal 2016 and recast all historical segment operations of Grupo Finmart as discontinued operations.
The following table summarizes the carrying values of major classes of Grupo Finmart assets and liabilities held and used in the condensed consolidated balance sheets, excluding intercompany debt of $35.8 million, in addition to other intercompany items, as of the dates indicated:

	March 31, 2016	March 31, 2015	September 30, 2015

	(in thousands)
Current assets	$60,712	$115,452	$90,898
Non-current assets	127,632	209,885	213,581
Current liabilities	102,149	84,904	89,000
Non-current liabilities	60,159	138,461	100,831
The following table summarizes the carrying values of major classes of assets and liabilities attributable to all other operations of the Company, excluding intercompany accounts:

	March 31, 2016	March 31, 2015	September 30, 2015

	(in thousands)
Current assets	$395,358	$492,821	$420,849
Non-current assets	450,747	559,476	477,731
Current liabilities	86,458	93,085	119,070
Non-current liabilities	195,400	214,172	202,492

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
Overview
EZCORP is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of pawn loans in the United States and Mexico.
Our vision is to be the market leader in North America, within three years, in responsibly and respectfully meeting our customers' desire for access to cash when they want it. That vision is supported by four key imperatives:

•	Market Leading Customer Satisfaction;

•	Exceptional Staff Engagement;

•	Attractive Shareholder Returns; and

•	Most Efficient Provider of Cash.
At our pawn stores, we offer pawn loans, which are non-recourse loans collateralized by tangible personal property, and sell merchandise to customers looking for good value. The merchandise we sell consists of second-hand collateral forfeited from our pawn lending activities or purchased from customers.
Through our 94%-owned subsidiary, Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart" doing business under the names "Crediamigo" and "Adex"), headquartered in Mexico City, we offer unsecured installment loans to employees of various Mexican employers (principally federal, state and local government agencies), which are repaid through payroll deductions.
The following charts present sources of net revenue including measures of gross profit ("GP") and pawn service charges ("PSC") for the three and six-months ended March 31, 2016 and 2015:

Pawn Activities
At our pawn stores, we offer secured loans, which are typically small, non-recourse loans collateralized by tangible personal property. As of March 31, 2016, we had an aggregate pawn loan principal balance of $140.2 million. We earn pawn service charge revenue on our pawn loans which varies primarily based upon statutory rates by state and loan valuations.
In our pawn stores, we acquire inventory for retail sales through pawn loan forfeitures and purchases of customers’ merchandise. We believe our ability to offer quality secondhand goods and refurbished goods at prices significantly lower than original retail prices attracts value-conscious customers. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. As part of the lending or purchasing process, we work with customers to establish appropriate value assessments which ultimately drive margins on the sale of merchandise.
Collateral for our pawn loans consists of tangible personal property, jewelry, consumer electronics, tools, sporting goods and musical instruments. We do not evaluate the creditworthiness of a pawn customer, but rely on the estimated resale value of the collateral and the perceived probability of the loan's redemption. We then determine the appropriate amount to lend based on the pledged property's estimated resale value depending on an evaluation of these factors. The sources of information we use to determine the resale value of collateral include our computerized valuation software, gold values, internal retail and auction sites, catalogues, newspaper advertisements and previous sales of similar merchandise.
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
Our inventory is stated at the lower of cost or market. We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance, excluding shrinkage and product protection plan returns as described below, was 3.3% of gross inventory (a blended rate comprising 3.9% of gross general merchandise inventory and 2.1% of gross jewelry inventory) as of March 31, 2016, compared to 5.1% (comprising 5.5% of gross general merchandise inventory and 4.7% of gross jewelry inventory) as of March 31, 2015 and 4.1% (comprising 3.8% of gross general merchandise inventory and 3.5% of gross jewelry inventory) as of September 30, 2015. The decrease in valuation allowance from September 30, 2015 to March 31, 2016 is reflective of maintaining similar levels of aged merchandise but higher total inventory balances.

Additional reserves are recorded for estimated unrealized inventory shrinkage and product protection plan returns. Combined these were 1.1% of total gross inventory as of March 31, 2016 compared to 1.4% as of March 31, 2015 and 1.3% as of September 30, 2015.
Customers may purchase an extended return plan (called a “product protection plan”) that allows them to return or exchange certain general (non-jewelry) merchandise sold through our retail pawn operations within six months of purchase. We recognize the fees for this service as revenue ratably over the six month period.

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
Growth and Expansion
We plan to expand the number of locations we operate through opening de novo locations and through acquisitions. We believe that the largest growth opportunities are with de novo stores in Mexico and pawn store acquisitions in the U.S. We continually evaluate and test new products and formats, which may result in expansion opportunities or strategic investments. Our ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel.
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
On February 8, 2016, in conjunction with ongoing evaluation of our strategic direction, we announced that we were conducting a comprehensive review of the strategic options for Grupo Finmart to be completed by the end of the third quarter of fiscal 2016. The board of directors formed a special committee, consisting of only independent directors, and empowered it to supervise the strategic review process and approve the ultimate outcome of that process. UBS Investment Bank ("UBS") is acting as financial advisor to the company. On April 19, 2016, the special committee, after reviewing a variety of strategic alternatives with management and UBS, concluded that a sale of the business was the preferred alternative. This conclusion was based primarily on our overall preference to invest in and grow our core pawn businesses in the U.S. and Mexico, the amount of incremental capital required to support and grow the Grupo Finmart business to produce acceptable returns, and our current and expected ability to provide that incremental capital from existing resources.
The special committee authorized management, with the assistance of UBS, to proceed with a process to solicit proposals from interested buyers. Should that process result in an acceptable proposal, we would anticipate that the disposition would be completed during the fourth quarter of fiscal 2016. If we are unable to dispose of Grupo Finmart by the end of fiscal 2016, we will need to secure additional financing, restructure existing financing or take other measures to generate liquidity in order to support the Grupo Finmart Business. See "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources" and "Part II, Item 1A — Risk Factors — Our financial condition and liquidity could be materially and adversely affected by Grupo Finmart's liquidity needs."
We expect to classify Grupo Finmart as held for sale during the third quarter of fiscal 2016 and beginning with that quarter will recast all historical segment operations of Grupo Finmart as discontinued operations. See Note 18 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
Seasonality and Quarterly Results
Historically, U.S. pawn service charges on a GAAP basis are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. U.S. merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season with jewelry sales surrounding Valentine’s Day and additionally impacted by tax refunds in the United States. As a result of the seasonality of sales in the first and second fiscal quarters, earning asset balances are usually lower at second quarter end as compared to other fiscal quarters.

Store Data by Segment

	Three Months Ended March 31, 2016
	Company-owned Stores
	U.S. Pawn	Mexico Pawn*		Grupo Finmart	Other International	Consolidated	Franchises

As of December 31, 2015	516	237	*	46	27	826	1
Locations acquired	6	—		—	—	6	—
Locations sold, combined or closed	—	—		(3)	—	(3)	(1)
As of March 31, 2016	522	237		43	27	829	—
* Includes five buy/sell stores which were converted to Mexico Pawn stores during the period.

	Three Months Ended March 31, 2015
	Company-owned Stores
	U.S. Pawn	Mexico Pawn*		Grupo Finmart	Other International	Consolidated	Franchises

As of December 31, 2014	509	262	*	53	39	863	4
New locations opened	—	1		1	—	2	—
Locations acquired	12	—		—	—	12	—
Locations sold, combined or closed	(2)	(1)		(4)	—	(7)	(2)
As of March 31, 2015	519	262		50	39	870	2
* Includes 21 buy/sell stores.

	Six Months Ended March 31, 2016
	Company-owned Stores
	U.S. Pawn	Mexico Pawn*		Grupo Finmart	Other International	Consolidated	Franchises

As of September 30, 2015	522	237	*	53	27	839	1
Locations acquired	6	1		—	—	7	—
Locations sold, combined or closed	(6)	(1)		(10)	—	(17)	(1)
As of March 31, 2016	522	237		43	27	829	—
* Includes five buy/sell stores which were converted to Mexico Pawn stores during the period.

	Six Months Ended March 31, 2015
	Company-owned Stores
	U.S. Pawn	Mexico Pawn*		Grupo Finmart	Other International	Consolidated	Franchises

As of September 30, 2014	504	261	*	53	39	857	5
New locations opened	5	2	*	1	—	8	—
Locations acquired	12	—		—	—	12	—
Locations sold, combined or closed	(2)	(1)		(4)	—	(7)	(3)
As of March 31, 2015	519	262		50	39	870	2
* Includes 19 buy/sell stores. We acquired two additional buy/sell stores during the period.

Financial Highlights for the Three and Six-Months Ended March 31, 2016
The following discussion presents selected consolidated summary financial data from continuing operations on a constant currency basis unless otherwise noted. The discussion includes consolidated results including constant currency results from Mexico Pawn, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” below.
The following presents selected, unaudited, consolidated financial data for our three-months ended March 31, 2016 and 2015 (the "current quarter" or "current three-months" and "prior-year quarter," respectively) and our six-months ended March 31, 2016 and 2015 (the "current six-months" and "prior-year six-months," respectively).

	Three Months Ended March 31,
	2016	2016 Constant Currency (a)	2015	Percentage Change GAAP	Percentage Change Constant Currency
Consolidated pawn loans outstanding	$140,195	$142,581	$127,929	10%	11%

Consolidated pawn service charges	64,130	65,694	59,470	8%	10%
U.S. pawn service charges	56,614	56,614	52,317	8%	8%
Mexico pawn service charges	7,516	9,080	7,153	5%	27%

Consolidated merchandise sales gross profit	41,011	41,951	35,360	16%	19%
Consolidated gross margin on merchandise sales	38%	37%	33%	15%	12%

Consolidated annualized return on pawn earning assets (d)	152%	152%	150%	1%	1%
Consolidated inventory yield (e)	130%	130%	127%	2%	2%

U.S. pawn loan redemption rate (b)	85%	85%	85%	0bps	0bps
Mexico pawn loan redemption rate (b)	78%	78%	79%	-100bps	-100bps

U.S. aged general merchandise inventory (c)	5%	5%	6%	(17)%	(17)%
U.S. aged jewelry inventory (c)	15%	15%	20%	(25)%	(25)%

Mexico aged general merchandise inventory (c)	4%	4%	11%	(64)%	(64)%
Mexico aged jewelry inventory (c)	—%	—%	3%	(100)%	(100)%

	Six Months Ended March 31,
	2016	2016 Constant Currency (a)	2015	Percentage Change GAAP	Percentage Change Constant Currency
Consolidated pawn service charges	$130,724	$133,951	$124,397	5%	8%
U.S. pawn service charges	115,235	115,235	109,352	5%	5%
Mexico pawn service charges	15,489	18,716	15,045	3%	24%

Consolidated merchandise sales gross profit	83,336	85,479	72,521	15%	18%
Consolidated gross margin on merchandise sales	38%	38%	33%	15%	15%

Consolidated annualized return on pawn earning assets (d)	152%	152%	147%	3%	3%
Consolidated inventory yield (e)	132%	132%	121%	9%	9%

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	For income statement items, the average closing daily exchange rate for the applicable period was used. For balance sheet items, the end of the period rate for the applicable period end was used.
(b)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended.
(c)	Calculated as inventory aged greater than 360 days as a percentage of total inventory as of the applicable period end.
(d)	Calculated as the annualized merchandise and scrap sales gross profit and pawn service charges, divided by average pawn loans and inventory balances outstanding.
(e)	Calculated as average annual merchandise and scrap sales gross profit yield on inventory balances outstanding as of the applicable period end.
Overall Core Pawn Business Improvement
Pawn Lending Momentum Continues

•
Quality loan growth continued with pawn loans outstanding increasing 11% from the end of the prior-year quarter (10% increase on a GAAP basis, including ending U.S. Pawn and Mexico Pawn loan balance increase of $10.6 million to $122.9 million and $1.7 million to $17.3 million, respectively).

•	Same store loan balances increased 9% from the prior-year quarter (8% increase on a GAAP basis, including a 7% and 13% increase in U.S. Pawn and Mexico Pawn same store loan balances, respectively).

•	Pawn loan redemption rates remain relatively constant as compared to the prior-year quarter.

•
Pawn service charges increased 10% from the prior-year quarter (8% increase on a GAAP basis, including U.S. Pawn and Mexico Pawn pawn service charge increases of $4.3 million to $56.6 million and $0.4 million to $7.5 million, respectively). Pawn service charges increased 8% from the prior-year six-months (5% increase on a GAAP basis, including U.S. Pawn and Mexico Pawn pawn service charge increases of $5.9 million to $115.2 million and $0.4 million to $15.5 million, respectively).

Improved Merchandise Sales Margin and Inventory Position

•
Merchandise margin increased from 33% in the prior-year quarter and prior-year six-months to 38% in the current quarter and current six-months, a result of disciplined loan valuations and effective product lifecycle pricing.

•
Merchandise sales gross profit increased 16% from $35.4 million in the prior-year quarter to $41.0 million in the current quarter on a GAAP basis. Merchandise sales gross profit increased from $72.5 million in the prior-year six-months to $83.3 million in the current six-months on a GAAP basis.

•
Aged inventory reduced to 10% for U.S. Pawn at the end of the current quarter from 13% at the end of the prior-year quarter, comprised of a reduction of aged general merchandise inventory to 5% from 6% and a reduction of aged jewelry inventory to 15% from 20% at the end of the prior-year quarter. Aged inventory reduced to 3% for Mexico Pawn at the end of the current quarter from 11% at the end of the prior-year quarter, comprised of a reduction of aged general merchandise inventory to 4% from 11% and a reduction of aged jewelry inventory to a nominal amount from 3% at the end of the prior-year quarter.

Growing Return on Pawn Earning Assets

•
Annualized return on pawn earning assets increased to 152% in the current quarter on a GAAP basis versus 150% in the prior-year quarter. Annualized return on pawn earning assets increased to 152% in the current six-months on a GAAP basis versus 147% in the prior-year six-months.

•
Inventory yield increased to 130% in the current quarter on a GAAP basis from 127% in the prior-year quarter, driven by improved gross margin on merchandise sales. Inventory yield increased to 132% in the current six-months on a GAAP basis from 121% in the prior-year six-months.

Results of Operations
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
Summary Financial Data
The following tables present selected, unaudited, financial data for our three-months ended March 31, 2016 and 2015 (the "current quarter" or "current three-months" and "prior quarter" or "prior-year three-months," respectively). This table, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes.

	Three Months Ended March 31,		Percentage Change
	2016	2015

	(in thousands)
Net Revenues:
Pawn service charges	$64,130	$59,470	8%

Merchandise sales	109,343	107,852	1%
Merchandise sales gross profit	41,011	35,360	16%
Gross margin on merchandise sales	38%	33%	15%

Jewelry scrapping sales	12,780	18,399	(31)%
Jewelry scrapping sales gross profit	1,695	4,045	(58)%
Gross margin on jewelry scrapping sales	13%	22%	(41)%

Consumer loan fees and interest, net	6,933	13,783	(50)%

Other revenues	30	910	(97)%
Net revenues	113,799	113,568	—%

Operating expenses	103,852	101,176	3%
Impairment of goodwill (non-operating expense)	73,921	—	*
Other non-operating expenses	6,534	16,324	(60)%
Loss from continuing operations before income taxes	(70,508)	(3,932)	*
Income tax expense	6,189	362	*
Loss from continuing operations, net of tax	(76,697)	(4,294)	*
(Loss) income from discontinued operations, net of tax	(1,094)	4,731	*
Net (loss) income	(77,791)	437	*
Net loss from continuing operations attributable to noncontrolling interest	(3,666)	(906)	*
Net (loss) income attributable to EZCORP	$(74,125)	$1,343	*

Net earning assets:
Pawn loans	$140,195	$127,929	10%
Consumer loans, net	26,362	55,529	(53)%
Inventory, net	126,446	116,144	9%
Non-current consumer loans, net	62,673	79,860	(22)%
Total net earning assets	$355,676	$379,462	(6)%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Loss from continuing operations, net of tax, was $76.7 million in the current quarter, an increase of $72.4 million from the prior-year quarter's loss of $4.3 million. The increased loss was the result of a $73.9 million goodwill impairment charge recorded in our Grupo Finmart segment in the current quarter, which offset continued improvements in our U.S. and Mexico Pawn segments. For further discussion of the Grupo Finmart goodwill impairment charge, see "Grupo Finmart" below.

The $10.3 million increase in core pawn net revenue (pawn service charges and merchandise sales) was primarily due to:

•
A $4.7 million, or 8%, increase in pawn service charges primarily due to same store growth in the U.S. Pawn segment, in addition to an increase in average monthly ending pawn loans outstanding in comparison to the prior-year quarter in both our U.S. Pawn and Mexico Pawn segments; and

•
A $5.7 million, or 16%, increase in merchandise sales gross profit primarily due to improved margins in both our U.S. Pawn and Mexico Pawn segments in comparison to the prior-year quarter as a result of better merchandise lending valuations and improvements in early lifecycle pricing.

The $2.4 million, or 58%, decrease in jewelry scrapping net revenue was primarily due to a decrease in proceeds realized per gram of gold jewelry scrapped coupled with a decrease in gold volume primarily as a result of our strategy to sell rather than scrap jewelry during our peak selling season. Jewelry scrapping gross profit continued to decline as a percentage of overall net revenue.
Consumer loan net revenue decreased $6.9 million, or 50%, primarily as a result of continued delays in collections at our Grupo Finmart segment as further described within our Grupo Finmart segment discussion.
Other revenue decreased $0.9 million, or 97%, as a result of wind down of nominal activities as we refocus on our core pawn operations.
The $2.7 million increase in operating expenses was primarily due to:

•
A $3.1 million increase in operations expense primarily due to a $3.3 million increase in expense incurred at our U.S. Pawn segment as a result of staffing enhancements and a revision to incentive compensation plans in our field organization to better serve and satisfy our customers; and

•	A $0.8 million increase in administrative expense due to an overall net increase in labor expenses and associated costs; partially offset by

•	A $1.0 million decrease in depreciation and amortization expense due to lower capital asset acquisitions as a result of our strategic review completed in fiscal 2015; and

•	A $0.5 million decrease in restructuring expense due to restructuring actions initiated in prior fiscal years which are winding down.
The $64.1 million increase in non-operating expenses was primarily due to:

•	The $73.9 million goodwill impairment charge recorded in our Grupo Finmart segment in the current quarter; partially offset by

•	A $5.6 million increase in equity in net income of unconsolidated affiliate due to improvement in performance of our equity method investment Cash Converters International;

•
A $2.8 million decrease in interest expense attributable to a decrease in the weighted-average debt outstanding related to our Grupo Finmart segment during the current quarter as compared to the prior-year quarter, and a $1.2 million ($0.8 million, net of taxes) charge associated with an interest payment made to the Internal Revenue Service pertaining to the audit of our fiscal 2010 return included in the prior-year quarter; and

•	A $1.8 million decrease in other expense, primarily attributable to smaller foreign currency translation losses due to movement in exchange rates during the current quarter.
Income tax expense increased $5.8 million to $6.2 million in the current quarter, primarily due to discrete tax expense related to a change in estimate of prior year taxes and permanently non-deductible items, which included the impairment of non-deductible goodwill associated with Grupo Finmart. The effective tax rate from continuing operations for the three-months ended March 31, 2016 was (9)% of pre-tax loss compared to (9)% of pre-tax loss for the three-months ended March 31, 2015.
The decrease in (loss) income from discontinued operations, net of tax, was due to substantial exit of our USFS business during the fourth quarter of fiscal 2015 resulting in minimal activity during the current quarter other than additional wind down charges of $1.2 million due to final payments associated with the physical exit of USFS stores.

U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Three Months Ended March 31,		Percentage Change
	2016	2015

	(in thousands)
Net revenues:
Pawn service charges	$56,614	$52,317	8%

Merchandise sales	94,740	92,472	2%
Merchandise sales gross profit	36,499	30,982	18%
Gross margin on merchandise sales	39%	34%	15%

Jewelry scrapping sales	11,599	17,391	(33)%
Jewelry scrapping sales gross profit	1,471	3,928	(63)%
Gross margin on jewelry scrapping sales	13%	23%	(43)%

Other revenues	49	224	(78)%
Net revenues	94,633	87,451	8%

Segment operating expenses:
Operations	61,240	57,920	6%
Depreciation and amortization	3,042	3,607	(16)%
Segment operating contribution	30,351	25,924	17%

Other segment expenses	676	7	*
Segment contribution	$29,675	$25,917	15%

Other data:
Net earning assets — continuing operations	$231,956	$210,728	10%
Inventory turnover — general merchandise (b)	2.8	3.2	(13)%
Inventory turnover — jewelry (b)	1.2	1.3	(8)%
Average monthly ending pawn loan balance per store (a)	$254	$234	9%
Average annual yield on pawn loans outstanding	168%	169%	-100bps
Pawn loan redemption rate (c)	85%	85%	0bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.
(b)	Calculation of inventory turnover excludes the effects of scrapping.
(c)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended.

Net revenues increased 8%, or $7.2 million, with core pawn revenue increasing $6.6 million, or 5%, from the prior-year quarter. The increase in core pawn revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Current Quarter from Prior-Year Quarter Change in Core Pawn Revenue
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$2.7	$1.0	$3.7
New stores	1.6	1.3	2.9
Total	$4.3	$2.3	$6.6
Pawn service charges increased 8% from the prior-year quarter primarily due to an increase in average monthly ending pawn loan balances outstanding of 9% as a result of same store growth.
Gross margin on merchandise sales increased to 39% from 34% in the prior-year quarter as a result of better merchandise lending valuations and improvements in early lifecycle pricing. Additionally, we reduced total aged inventory (as a percentage of total inventory) to 10% from 13%, comprised of a reduction of aged general merchandise inventory to 5% from 6% and a reduction of aged jewelry inventory to 15% from 20% in the prior-year quarter. These positive operating developments drove an increase in merchandise sales gross profit of $5.5 million.
Gross margin on jewelry scrapping sales decreased to 13% from 23% in the prior-year quarter as a result of a 5% decrease in proceeds realized per gram of gold jewelry scrapped, coupled with a 29% decrease in gold volume, primarily as a result of our strategy to sell rather than scrap jewelry during our peak selling season. Jewelry scrapping sales gross profit decreased to 2% of net revenues from 4% in the prior-year quarter.
Total segment expenses increased to $65.0 million (40% of revenues) in the current quarter from $61.5 million (38% of revenues) in the prior-year quarter primarily due to:

•
A $3.3 million, or 6%, increase in operations expense as a result of staffing enhancements and a revision to incentive compensation plans in our field organization to better serve and satisfy our customers in addition to additional costs associated with new stores opened and other smaller items; and

•
A $0.5 million increase in other segment expenses as a result of the abandonment of assets resulting from the ongoing streamlining of our structure and operating model to improve overall efficiency and reduce costs; partially offset by

•	A $0.6 million, or 16%, decrease in depreciation and amortization as a result of savings realized from lower capital asset acquisitions as a result of our strategic review completed in fiscal 2015.

Non-GAAP Financial Information
In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency and ongoing segment contribution results to evaluate results of the Mexico Pawn and Grupo Finmart segment operations, which are denominated in Mexican pesos and believe that presentation of constant currency results are meaningful and useful in understanding the activities and business metrics of our Mexico Pawn and Grupo Finmart operations and reflect an additional way of viewing aspects of our business that, when viewed with its GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP condensed consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating condensed consolidated balance sheet and condensed consolidated statement of operations items denominated in Mexican pesos to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations. For condensed consolidated balance sheet items, the end of period rate as of March 31, 2016 of 17.3 to 1 was used, compared to the end of period rate as of March 31, 2015 of 15.2 to 1. For condensed consolidated statement of operations items, the average closing daily exchange rate for the appropriate period was used. The average exchange rates for the current three and six-months ended March 31, 2016 were 18.0 to 1 and 17.4 to 1, respectively, as compared to the prior year three and six-months ended March 31, 2015 rates of 14.9 to 1 and 14.4 to 1, respectively. Constant currency results, where presented, also exclude foreign currency gain or loss and the related foreign currency derivative gain or loss impact.

Mexico Pawn
The following table presents selected summary financial data from continuing operations for the Mexico Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. The following discussion is in constant currency results. See “Results of Operations — Non-GAAP Financial Information” above.

	Three Months Ended March 31,			Percentage Change GAAP	Percentage Change Constant Currency
	2016	2016 Constant Currency (a)	2015

	(in USD thousands)
Net revenues:
Pawn service charges	$7,516	$9,080	$7,153	5%	27%

Merchandise sales	14,603	17,641	14,883	(2)%	19%
Merchandise sales gross profit	4,513	5,452	4,203	7%	30%
Gross margin on merchandise sales	31%	31%	28%	11%	11%

Jewelry scrapping sales	1,181	1,427	917	29%	56%
Jewelry scrapping sales gross profit	224	271	97	*	*
Gross margin on jewelry scrapping sales	19%	19%	11%	73%	73%

Other revenues	(117)	(141)	269	*	*
Net revenues	12,136	14,662	11,722	4%	25%

Segment operating expenses:
Operations	9,024	10,901	10,406	(13)%	5%
Depreciation and amortization	764	923	1,101	(31)%	(16)%
Segment operating contribution	2,348	2,838	215	*	*

Other segment expenses (b)	277	430	260	7%	65%
Segment contribution (loss)	$2,071	$2,408	$(45)	*	*

Other data:
Net earning assets — continuing operations	$34,793	$39,600	$33,032	5%	20%
Inventory turnover (e)	2.4	2.4	2.2	9%	9%
Average monthly ending pawn loan balance per store (c)	$66	$75	$64	3%	17%
Average annual yield on pawn loans outstanding	197%	202%	203%	-600bps	-100bps
Pawn loan redemption rate (d)	78%	78%	79%	-100bps	-100bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	For income statement items, the average closing daily exchange rate for the applicable period was used. For balance sheet items, the end of the period rate for the applicable period end was used.
(b)
The three-months ended March 31, 2016 constant currency balance excludes $0.1 million of net foreign currency transaction gains resulting from movement in exchange rates. The net foreign currency transaction losses for the three-months ended March 31, 2015 were $0.3 million and are not excluded from the above results.

(c)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.
(d)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended.
(e)	Calculation of inventory turnover excludes the effects of scrapping.

Our Mexico pawn operations continued to grow strongly, with core pawn revenue increasing $4.7 million, or 21%, from the prior-year quarter. Merchandise sales increased $2.8 million, or 19%, from the prior-year quarter to $17.6 million. The increase in core pawn revenue attributable to same store and new stores added since the prior-year quarter is summarized as follows:

	Current Quarter from Prior-Year Quarter Change in Core Pawn Revenue
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$1.8	$2.6	$4.4
New stores	0.1	0.2	0.3
Total	$1.9	$2.8	$4.7
Pawn service charges increased 27% from the prior-year quarter driven by an increase in average monthly ending pawn loan balances outstanding of 17% as a result of same store growth.
Gross margin on merchandise sales increased to 31% from 28% in the prior-year quarter as a result of better merchandise lending valuations and improvements in early lifecycle pricing. Additionally, we reduced total aged inventory to 3% from 11%, comprised of a reduction of aged general merchandise inventory to 4% from 11% and a reduction of aged jewelry inventory to a nominal amount from 3% in the prior-year quarter. These positive operating developments drove an increase in merchandise sales gross profit of $1.2 million.
Total segment expenses increased to $12.3 million (44% of revenues) in the current quarter from $11.8 million (51% of revenues) in the prior-year quarter primarily due to a $0.5 million increase in operations expense as a result of staffing enhancements and a revision to incentive compensation plans in our field organization to better serve and satisfy our customers in addition to other smaller items.

Grupo Finmart
The table below presents selected summary financial data from continuing operations for the Grupo Finmart segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. The following discussion is in constant currency results. See “Results of Operations — Non-GAAP Financial Information” above.

	Three Months Ended March 31,			Percentage Change GAAP	Percentage Change Constant Currency
	2016	2016 Constant Currency (a)	2015

	(in thousands)
Revenues:
Consumer loan fees and interest	$13,589	$16,416	$16,391	(17)%	—%
Other revenues	98	118	49	100%	*
Total revenues	13,687	16,534	16,440	(17)%	1%
Consumer loan bad debt	8,252	9,969	4,110	*	*
Net revenues	5,435	6,565	12,330	(56)%	(47)%

Segment expenses (income):
Operations	8,026	9,696	7,109	13%	36%
Depreciation and amortization	476	575	626	(24)%	(8)%
Impairment of goodwill (e)	73,921	73,921	—	*	*
Interest expense	4,498	5,434	6,376	(29)%	(15)%
Interest income	(120)	(145)	(423)	(72)%	(66)%
Other (income) expense (b)	(124)	—	1,272	*	*
Segment loss	$(81,242)	$(82,916)	$(2,630)	*	*

Other data:
Net earning assets — continuing operations	$86,771	$98,759	$116,857	(26)%	(15)%
Consumer loan originations (c)	5,349	6,462	20,061	(73)%	(68)%
Consumer loan bad debt as a percentage of gross average consumer loan balance (d)	14%	14%	4%	*	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	For income statement items, the average closing daily exchange rate for the applicable period was used. For balance sheet items, the end of the period rate for the applicable period end was used.
(b)
The three-months ended March 31, 2016 constant currency balance excludes a $0.1 million of net foreign currency transaction gains resulting from movement in exchange rates. The net foreign currency transaction losses for the three-months ended March 31, 2015 were $1.3 million and are not excluded from the above results.

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

(e)	Amount not adjusted on a constant currency basis as charge occurred at a single point in time.
During January 2012 we acquired a 60% controlling interest in Grupo Finmart and began consolidating its results of operations. As of March 31, 2016 and 2015 we owned a 94% and 76% controlling interest, respectively, in Grupo Finmart. The results presented above and discussed below include the noncontrolling interest portion of Grupo Finmart’s segment loss.
Consumer loan bad debt increased $5.9 million from the prior-year quarter to $10.0 million. The overall increase in consumer loan bad debt was a result of delays in collections. We continue to monitor collections and may revise our reserve rate on performing loans in future reporting periods as a result of additional information that becomes known. Grupo Finmart’s non-performing loans represented 42% of its overall portfolio as of March 31, 2016, up from 34% of the overall portfolio as of December 31, 2015.

Consumer loan originations decreased 68% from the prior-year quarter to $6.5 million with focus on performing convenios and targeted shorter duration loans.
We analyze cost recovery of the non-performing loan balance of $65.1 million as of March 31, 2016 in two buckets:

a.
76% of the non-performing loan balance was related to "in-payroll" loans that were reserved under of our accounting policies due to delays in the timing of cash receipts. During the three months ended March 31, 2016, we collected $5.5 million on previously reserved loans, inclusive of principal and interest.

b.	24% of the non-performing loan balance was attributable to “out-of-payroll” loans, for which no significant future collections from employees are expected.
Total segment expenses increased to $89.5 million in the current quarter from $13.7 million (excluding foreign currency expense) in the prior-year quarter, primarily due to:

•	The $73.9 million goodwill impairment charge in the current quarter, discussed more fully below; and

•
A $2.6 million increase in operations expense primarily attributable to a $1.4 million increase in amortization of deferred commissions, a $0.8 million increase in business and professional fees, and a $0.8 million contingent consideration fair value gain in the prior-year quarter, in addition to other smaller items; partially offset by

•	A $0.9 million decrease in interest expense due to a decrease in weighted-average debt outstanding during the current quarter as compared to the prior-year quarter.
As discussed in Note 6 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements," we tested goodwill and intangible assets with an indefinite useful life for potential impairment during the current quarter due to the existence of certain indicators of impairment, including a continued decline in our stock price, as well as continued delays in collections and bad debt experience at Grupo Finmart. Our Step 1 analysis determined that the fair value of the Grupo Finmart reporting unit (estimated to be $46.5 million) was below its carrying value. Thus, under Step 2, we compared that fair value with the fair value of Grupo Finmart's net assets, and determined that we should impair the goodwill attributable to Grupo Finmart by $73.9 million. This impairment charge was recorded in the current quarter. No other assets held by Grupo Finmart were determined to be impaired as of March 31, 2016.
In February 2016, we announced that we were conducting a comprehensive review of the strategic options for Grupo Finmart. In April 2016, a special committee of our board of directors, after reviewing a variety of strategic alternatives with management and the company's financial advisors, concluded that a sale of the business was the preferred alternative and authorized management to proceed with a process to solicit proposals from interested buyers. The determination of U.S. GAAP fair value for purposes of determining the degree of impairment was based on a discounted cash flow methodology, using assumptions based on our capacity to continue to operate the business under its current capital structure. We would expect that prospective buyers would have their own valuation methodologies and assumptions. Furthermore, the U.S. GAAP fair value is net of Grupo Finmart debt obligations, including approximately $35.8 million of intercompany debt that is owed to EZCORP. Therefore, we do not consider the U.S. GAAP fair value to represent the sales price that a prospective buyer will pay or the cash proceeds that we might realize from any such sale.

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units' functional currency of primarily Canadian and Australian dollars:

	Three Months Ended March 31,		Percentage Change
	2016	2015

	(in thousands)
Revenues:
Merchandise sales	$—	$497	(100)%
Jewelry scrapping sales	—	91	(100)%
Consumer loan fees and interest	2,027	2,153	(6)%
Other revenues	—	368	(100)%
Total revenues	2,027	3,109	(35)%
Merchandise cost of goods sold	1	322	(100)%
Jewelry scrapping cost of goods sold	—	71	(100)%
Consumer loan bad debt	431	651	(34)%
Net revenues	1,595	2,065	(23)%

Segment operating expenses (income):
Operations	1,992	1,755	14%
Depreciation and amortization	56	162	(65)%
Equity in net (income) loss of unconsolidated affiliate	(1,877)	3,678	*
Segment operating contribution (loss)	1,424	(3,530)	*

Other segment expenses	4	7	(43)%
Segment contribution (loss)	$1,420	$(3,537)	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
Segment contribution from the Other International segment increased $5.0 million from the prior-year quarter to $1.4 million in the current quarter, primarily due to a $5.6 million increase in equity in net income of unconsolidated affiliate due to improvement in performance of our equity method investment Cash Converters International; partially offset by a $0.5 million decrease in segment net revenues due to wind down of Canadian pawn operations. Operations expenses increased $0.2 million due primarily to an investment in an IT marketing platform to provide targeted solutions for our pawn customers, offset by other smaller items.
On February 29, 2016, Cash Converters International announced the results of its strategic review initiated in September 2015 which included growth of its business in Australia and New Zealand, restructuring of its United Kingdom operations and repositioning of its Carboodle operations. In additional to other measures, Cash Converters International has disclosed maximum pre-tax costs (a mixture of cash, provisions and write-downs) of $8.5 million (impact to EZCORP at exchange rates in effect as of March 31, 2016) related to the strategic review to occur in future periods. We anticipate the recognition of the majority of these costs in our fourth quarter of fiscal 2016, however, we are unable to quantify the ultimate impact or timing of these charges.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net (loss) income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended March 31,		Percentage Change
	2016	2015

	(in thousands)
Segment (loss) contribution	$(48,076)	$19,705	*
Corporate expenses (income):
Administrative	15,621	14,800	6%
Depreciation and amortization	2,744	2,599	6%
Loss on sale or disposal of assets	—	369	(100)%
Interest expense	3,874	4,914	(21)%
Interest income	(7)	(50)	(86)%
Restructuring	(86)	704	*
Other expense	286	301	(5)%
Loss from continuing operations before income taxes	(70,508)	(3,932)	*
Income tax expense	6,189	362	*
Loss from continuing operations, net of tax	(76,697)	(4,294)	*
(Loss) income from discontinued operations, net of tax	(1,094)	4,731	*
Net (loss) income	(77,791)	437	*
Net loss from continuing operations attributable to noncontrolling interest	(3,666)	(906)	*
Net (loss) income attributable to EZCORP, Inc.	$(74,125)	$1,343	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
Administrative expenses increased $0.8 million, 6%, due primarily to an overall net increase in short-term and long-term incentive programs.
Interest expense decreased $1.0 million, or 21%, primarily due to a $1.2 million ($0.8 million, net of taxes) one-time charge associated with an interest payment made to the Internal Revenue Service pertaining to the audit of our fiscal 2010 return included in the prior-year quarter.
Restructuring expense decreased $0.8 million due to restructuring actions initiated in prior fiscal years which are winding down.
Income tax expense increased $5.8 million to $6.2 million in the current quarter, primarily due to discrete tax expense related to a change in estimate of prior year taxes and permanently non-deductible items, which included the impairment of non-deductible goodwill associated with Grupo Finmart. The effective tax rate from continuing operations for the three-months ended March 31, 2016 was (9)% of pre-tax loss compared to (9)% of pre-tax loss for the three-months ended March 31, 2015.
The decrease in (loss) income from discontinued operations, net of tax, was due to substantial exit of our USFS business during the fourth quarter of fiscal 2015 resulting in minimal activity during the current quarter other than additional wind down charges of $1.2 million in the current quarter due to final payments associated with the physical exit of USFS stores.

Six Months Ended March 31, 2016 vs. Six Months Ended March 31, 2015
Summary Financial Data
The following tables present selected, unaudited, financial data for our six-months ended March 31, 2016 and 2015 (the "current six-months" and "prior-year six-months," respectively). This table, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes.

	Six Months Ended March 31,		Percentage Change
	2016	2015

	(in thousands)
Revenues:
Pawn service charges	$130,724	$124,397	5%

Merchandise sales	217,927	217,491	—%
Merchandise sales gross profit	83,336	72,521	15%
Gross margin on merchandise sales	38%	33%	15%

Jewelry scrapping sales	22,401	36,933	(39)%
Jewelry scrapping gross profit	3,240	7,904	(59)%
Gross margin on jewelry scrapping sales	14%	21%	(33)%

Consumer loan fees and interest, net	7,518	24,239	(69)%

Other revenues	497	1,565	(68)%
Net revenues	225,315	230,626	(2)%

Operating expenses	219,225	202,101	8%
Impairment of goodwill (non-operating expense)	73,921	—	*
Other non-operating expenses	14,401	26,392	(45)%
(Loss) income from continuing operations before income taxes	(82,232)	2,133	*
Income tax expense	2,493	3,626	(31)%
Loss from continuing operations, net of tax	(84,725)	(1,493)	*
(Loss) income from discontinued operations, net of tax	(1,332)	11,608	*
Net (loss) income	(86,057)	10,115	*
Net loss from continuing operations attributable to noncontrolling interest	(4,458)	(2,840)	57%
Net (loss) income attributable to EZCORP	$(81,599)	$12,955	*

* Represents an increase or decrease in excess of 100% or not meaningful.
Loss from continuing operations, net of tax, increased $83.2 million from the prior-year six-months to $84.7 million in the current six-months. This change was primarily the result of continued improvements at our U.S. and Mexico Pawn segments, which were offset by an $87.3 million increase in loss from our Grupo Finmart segment.
The $17.1 million increase in core pawn net revenue was primarily due to:

•
A $6.3 million, or 5%, increase in pawn service charges primarily due to same store growth and new stores acquired in the U.S. Pawn segment in addition to an increase in average monthly ending pawn loans outstanding in comparison to the prior-year six-months in both our U.S. Pawn and Mexico Pawn segments; and

•
A $10.8 million, or 15%, increase in merchandise sales gross profit attributable to improved margins in both our U.S. Pawn and Mexico Pawn segments in comparison to the prior-year quarter as a result of better merchandise lending valuations and improvements in early lifecycle pricing.

The $4.7 million, or 59%, decrease in jewelry scrapping net revenue due to a decrease in proceeds realized per gram of gold jewelry scrapped coupled with a decrease in gold volume primarily as a result of our strategy to sell rather than scrap jewelry during our peak selling season. Jewelry scrapping gross profit continues to decline as a percentage of overall net revenue.

Consumer loan net revenue decreased $16.7 million, or 69%, primarily as a result of continued delays in collections at our Grupo Finmart segment as further described within our Grupo Finmart segment discussion.
Other revenue decreased $1.1 million, or 68%, as a result of wind down of nominal activities as we refocus on our core pawn operations.
The $17.1 million increase in operating expenses was primarily attributable to:

•
An $8.3 million increase in administrative expense due to a $4.9 million increase in labor expenses and associated costs and a $3.2 million increase in legal and professional fees from the prior-year six-months. The increase in labor expenses and associated costs is primarily attributable to a $3.3 million increase in stock compensation due to the timing of reversal of compensation costs in the prior-year six-months as a result of forfeitures, in addition to an overall net increase in short-term and long-term incentive programs, as well as other smaller items. The increase in professional fees is primarily associated with the restatement of previously-issued financial statements that we finalized during the current six-months;

•
A $8.6 million increase in operations expense due to a $7.4 million increase in expense incurred at our U.S. Pawn segment due to staffing enhancements and a revision to incentive compensation plans in our field organization to better serve and satisfy our customers and costs associated with new stores acquired, in addition to other smaller items and a $1.7 million increase in amortization of deferred commissions and labor at our Grupo Finmart segment associated with strengthening of the executive team and talent acquisition, partially offset by other smaller items; and

•
A $1.2 million increase in restructuring costs due to wind down of costs that were expensed in the current six-months relative to services being performed related to our fiscal 2015 restructuring plan; partially offset by

•	A $1.0 million decrease in depreciation and amortization expense as a result of savings realized from lower capital asset acquisitions as a result of our strategic review completed in fiscal 2015.
The $61.9 million increase in non-operating expenses was primarily attributable to:

•	A $73.9 million goodwill impairment charge recorded in our Grupo Finmart segment in the current six-months; partially offset by

•
A $4.9 million decrease in net interest expense attributable to a decrease in the weighted-average debt outstanding related to our Grupo Finmart segment during the current six-months as compared to the prior-year six-months, and a $1.2 million ($0.8 million, net of taxes) one-time charge associated with an interest payment made to the Internal Revenue Service pertaining to the audit of our fiscal 2010 return included in the prior-year six-months;

•	A $5.4 million increase in equity in net income of unconsolidated affiliate due to improvement in performance of our equity method investment Cash Converters International; and

•	A $1.7 million decrease in other expense, primarily attributable to fewer foreign currency translation losses resulting from movement in exchange rates during the current quarter.
Income tax expense decreased $1.1 million to $2.5 million in the current six-months, primarily due to a discrete tax expense related to a change in estimate of prior year taxes and permanently non-deductible items, which included the impairment of non-deductible goodwill associated with Grupo Finmart. The effective tax rate from continuing operations for the six-months ended March 31, 2016 was (3)% compared to 170% for the six-months ended March 31, 2015.
The decrease in (loss) income from discontinued operations, net of tax, was due to substantial exit of our USFS business during the fourth quarter of fiscal 2015 resulting in minimal activity during the current quarter other than additional wind down charges of $2.7 million in the current six-months due to final payments associated with the physical exit of USFS stores, partially offset by other smaller items.

U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Six Months Ended March 31,		Percentage Change
	2016	2015

	(in thousands)
Net revenues:
Pawn service charges	$115,235	$109,352	5%

Merchandise sales	186,734	181,914	3%
Merchandise sales gross profit	73,032	61,807	18%
Gross margin on merchandise sales	39%	34%	15%

Jewelry scrapping sales	21,199	34,398	(38)%
Jewelry scrapping sales gross profit	3,011	7,602	(60)%
Gross margin on jewelry scrapping sales	14%	22%	(36)%

Other revenues	242	408	(41)%
Net revenues	191,520	179,169	7%

Segment operating expenses:
Operations	124,785	117,427	6%
Depreciation and amortization	6,602	7,059	(6)%
Segment operating contribution	60,133	54,683	10%

Other segment expenses (income)	1,659	(1)	*
Segment contribution	$58,474	$54,684	7%

Other data:
Average monthly ending pawn loan balance per store (a)	$265	$254	4%
Average annual yield on pawn loans outstanding	166%	166%	0bps
Pawn loan redemption rate (b)	84%	84%	0bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.
(b)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended.
Net revenues increased 7%, or $12.4 million, with core pawn revenue increasing $10.7 million, or 4%, from the prior-year six-months. The increase in core pawn revenue attributable to same stores and new stores added since the prior-year six-months in addition to change in pawn loan originations is summarized as follows:

	Current Six-Months Ended from Prior-Year Six-Months Ended Change in Core Pawn Revenue
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$2.3	$1.2	$3.5
New stores	3.6	3.6	7.2
Total	$5.9	$4.8	$10.7

Pawn service charges increased 5%, due to an increase in average monthly ending pawn loans outstanding of 4% as a result of same store growth, in addition to contributions from new stores acquired.
Gross margin on merchandise sales increased to 39% from 34% in the prior-year six-months as a result of liquidating aged inventory during fiscal 2015. We reduced total aged inventory (as a percentage of total inventory) to 10% from 13%, comprised of a reduction of aged general merchandise inventory to 5% from 6% and a reduction of aged jewelry inventory to 15% from 20% in the prior-year quarter. These positive operating developments drove an increase in merchandise sales gross profit of $11.2 million.
Gross margin on jewelry scrapping sales decreased to 14% from 22% in the prior-year six-months as a result of a 6% decrease in proceeds realized per gram of gold jewelry scrapped, coupled with a 33% decrease in gold volume, primarily as a result of our strategy to sell rather than scrap jewelry during our peak selling season. Jewelry scrapping sales gross profit decreased to 2% of net revenues from 4% in the prior-year six-months.
Total segment expenses increased to $133.0 million (41% of revenues) in the current six-months from $124.5 million (38% of revenues) in the prior-year six-months primarily due to:

•
A $7.4 million, or 6%, increase in operations expense as a result of staffing enhancements and a revision to incentive compensation plans in our field organization to better serve and satisfy our customers in addition to costs associated with new stores acquired and other smaller items;

•
A $1.0 million increase in restructuring costs due to wind down of costs that were expensed in the current six-months relative to services being performed related to our fiscal 2015 restructuring plan; and

•
A $0.5 million increase in other segment expenses as a result of the abandonment of assets resulting from the ongoing streamlining of our structure and operating model to improve overall efficiency and reduce costs; partially offset by

•	A $0.5 million decrease in depreciation and amortization expense as a result of savings realized from lower capital asset acquisitions as a result of our strategic review completed in fiscal 2015.

Mexico Pawn
The following table presents selected summary financial data from continuing operations for the Mexico Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. The following discussion is in constant currency results. See “Results of Operations — Non-GAAP Financial Information” above.

	Six Months Ended March 31,			Percentage Change GAAP	Percentage Change Constant Currency
	2016	2016 Constant Currency (a)	2015

	(in USD thousands)
Net revenues:
Pawn service charges	$15,489	$18,716	$15,045	3%	24%

Merchandise sales	31,189	37,687	34,463	(10)%	9%
Merchandise sales gross profit	10,301	12,447	10,299	—%	21%
Gross margin on merchandise sales	33%	33%	30%	10%	10%

Jewelry scrapping sales	1,181	1,427	2,324	(49)%	(39)%
Jewelry scrapping sales gross profit	224	271	243	(8)%	12%
Gross margin on jewelry scrapping sales	19%	19%	10%	90%	90%

Other revenues	74	89	509	(85)%	(83)%
Net revenues	26,088	31,523	26,096	—%	21%

Segment operating expenses:
Operations	20,217	24,429	20,926	(3)%	17%
Depreciation and amortization	1,565	1,891	2,345	(33)%	(19)%
Segment operating contribution	4,306	5,203	2,825	52%	84%

Other segment expenses (b)	799	906	955	(16)%	(5)%
Segment contribution	$3,507	$4,297	$1,870	88%	*

Other data:
Average monthly ending pawn loan balance per store (c)	$67	$76	$62	8%	23%
Average annual yield on pawn loans outstanding	195%	196%	199%	-400bps	-300bps
Pawn loan redemption rate (d)	78%	78%	78%	0bps	0bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	For income statement items, the average closing daily exchange rate for the applicable period was used. For balance sheet items, the end of the period rate for the applicable period end was used.
(b)
The six-months ended March 31, 2016 constant currency balance excludes nominal net foreign currency transaction losses resulting from movement in exchange rates. The net foreign currency transaction losses for the six-months ended March 31, 2015 were $0.7 million and are not excluded from the above results.

(c)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.
(d)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended.

Our Mexico pawn operations continued to grow strongly, with core pawn revenue increasing $6.9 million, or 14%, from the prior-year six-months. Merchandise sales increased $3.2 million, or 9%, from the prior-year six-months to $37.7 million. The increase in core pawn revenue attributable to same store and new stores added since the prior-year six-months is summarized as follows:

	Current Six-Months Ended from Prior-Year Six-Months Ended Change in Core Pawn Revenue
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$3.6	$3.0	$6.6
New stores	0.1	0.2	0.3
Total	$3.7	$3.2	$6.9
Pawn service charges increased 24% from the prior-year six-months driven by an increase in average monthly ending pawn loans outstanding of 23% as a result of same store growth, partially offset by the annualized average yield decreasing to 196% from 199% in the prior-year six-months.
Gross margin on merchandise sales increased to 33% from 30% in the prior-year six-months as a result of better merchandise lending valuations and improvements in early lifecycle pricing. Additionally, we reduced total aged inventory to 3% from 11%, comprised of a reduction of aged general merchandise inventory to 4% from 11% and a reduction of aged jewelry inventory to a nominal amount from 3% in the prior-year quarter. These positive operating developments drove an increase in merchandise sales gross profit of $2.1 million.
Total segment expenses increased to $27.2 million (47% of revenues) in the current six-months from $24.2 million (46% of revenues) in the prior-year six-months primarily due to:

•
A $1.0 million increase in operations expense as a result of staffing enhancements and a revision to incentive compensation plans in our field organization to better serve and satisfy our customers in addition to other smaller items;

•	A $0.7 million increase in marketing expenses as a result of growth initiatives;

•	A $0.6 million increase in professional and other fees; and

•
A $0.4 million increase in restructuring expense for certain costs that were expensed in the current six-months relative to services being performed related to our fiscal 2015 restructuring plan aimed to streamline our structure and operating model to improve overall efficiency and reduce costs.

Grupo Finmart
The table below presents selected summary financial data from continuing operations for the Grupo Finmart segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. The following discussion is in constant currency results. See “Results of Operations — Non-GAAP Financial Information” above.

	Six Months Ended March 31,			Percentage Change GAAP	Percentage Change Constant Currency
	2016	2016 Constant Currency (a)	2015

	(in thousands)
Revenues:
Consumer loan fees and interest	$24,403	$29,487	$32,706	(25)%	(10)%
Other revenues	181	219	105	72%	*
Total revenues	24,584	29,706	32,811	(25)%	(9)%
Consumer loan bad debt	20,243	24,460	11,850	71%	*
Net revenues	4,341	5,246	20,961	(79)%	(75)%

Segment expenses (income):
Operations	17,614	21,284	15,397	14%	38%
Depreciation and amortization	993	1,200	1,192	(17)%	1%
Impairment of goodwill (e)	73,921	73,921	—	*	*
Interest expense	9,563	11,555	14,657	(35)%	(21)%
Interest income	(251)	(303)	(904)	(72)%	(66)%
Other expense (b)	644	—	1,446	(55)%	*
Segment loss	$(98,143)	$(102,411)	$(10,827)	*	*

Other data:
Consumer loan originations (c)	$21,319	$25,761	$41,958	(49)%	(39)%
Consumer loan bad debt as a percentage of gross average consumer loan balance (d)	26%	26%	10%	*	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	For income statement items, the average closing daily exchange rate for the applicable period was used. For balance sheet items, the end of the period rate for the applicable period end was used.
(b)
The six-months ended March 31, 2016 constant currency balance excludes a $0.6 million of net foreign currency transaction losses resulting from movement in exchange rates. The net foreign currency transaction losses for the six-months ended March 31, 2015 were $1.4 million and are not excluded from the above results.

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

(e)	Amount not adjusted on a constant currency basis as charge occurred at a single point in time.
During January 2012 we acquired a 60% controlling interest in Grupo Finmart and began consolidating its results of operations. As of March 31, 2016 and 2015 we owned a 94% and 76% controlling interest, respectively, in Grupo Finmart. The results presented above and discussed below include the noncontrolling interest portion of Grupo Finmart’s segment loss.
Total revenues decreased $3.1 million, or 9%, from the prior-year six-months to $29.7 million. This decrease is inclusive of a $10.2 million in reversal of previously accrued interest as a result of reclassification of loans from performing to non-performing during the current quarter. Consumer loan bad debt increased $12.6 million from the prior-year six-months to $24.5 million. The overall decrease in net revenue was as a result of delays in collections. We continue to monitor collections and may revise our reserve rate on performing loans in future reporting periods as a result of additional information that becomes known. Grupo Finmart’s non-performing loans represented 42% of its overall portfolio as of March 31, 2016, up from 29% of the overall portfolio as of September 30, 2015.

Consumer loan originations decreased 39% from the prior-year six-months to $25.8 million with focus on performing convenios and targeted shorter duration loans.
The Company analyzes cost recovery of our non-performing loan balance of $65.1 million as of March 31, 2015 in two buckets:

a.
76% of the non-performing loan balance was related to "in-payroll" loans that were reserved under our accounting policies due to delays in the timing of cash receipts. During the six months ended March 31, 2016, we collected $8.1 million on previously reserved loans, inclusive of principal and interest.

b.	24% of the non-performing loan balance was attributable to “out-of-payroll” loans, for which no significant future collections from employees are expected.
Total segment expenses increased to $107.7 million in the current six months from $31.8 million in the prior-year six-months, primarily due to:

•	The $73.9 million goodwill impairment charge in the current quarter, discussed more fully above; and

•
A $5.9 million, or 38%, increase in operations expense primarily attributable to a $3.3 million amortization of deferred commissions in addition to a $1.2 million increase in labor and related expenses associated with strengthening of the executive team and talent acquisition, in addition to other smaller item; partially offset by

•	A $3.1 million, or 21%, decrease in interest expense due to a decrease in weighted-average debt outstanding during the current six-months as compared to the prior-year six-months.

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units' functional currency of primarily Canadian and Australian dollars:

	Six Months Ended March 31,		Percentage Change
	2016	2015

	(in thousands)
Revenues:
Merchandise sales	$4	$1,114	(100)%
Consumer loan fees and interest	4,401	4,809	(8)%
Jewelry scrapping sales	21	211	(90)%
Other revenues	—	543	(100)%
Total revenues	4,426	6,677	(34)%
Merchandise cost of goods sold	1	699	(100)%
Jewelry scrapping cost of goods sold	16	152	(89)%
Consumer loan bad debt	1,043	1,426	(27)%
Net revenues	3,366	4,400	(24)%

Segment operating expenses (income):
Operations	3,272	3,527	(7)%
Depreciation and amortization	107	353	(70)%
Equity in net (income) loss of unconsolidated affiliate	(3,932)	1,484	*
Segment operating contribution (loss)	3,919	(964)	*

Other segment expenses	205	10	*
Segment contribution (loss)	$3,714	$(974)	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
Segment contribution from the Other International segment increased $4.7 million from the prior-year six-months to $3.7 million in the current six-months, primarily due to a $5.4 million increase in equity in net income of unconsolidated affiliate due to improvement in performance of our equity method investment Cash Converters International; partially offset by a $1.0 million decrease in segment net revenues due to wind down of Canadian pawn operations. Operations expenses decreased $0.3 million due to other smaller items, offset by an investment in an IT marketing platform to provide targeted solutions for our pawn customers.
On February 29, 2016, Cash Converters International announced the results of its strategic review initiated in September 2015 which included growth of its business in Australia and New Zealand, restructuring of its United Kingdom operations and repositioning of its Carboodle operations. In additional to other measures, Cash Converters International has disclosed maximum pre-tax costs (a mixture of cash, provisions and write-downs) of $8.5 million (impact to EZCORP at exchange rates in effect as of March 31, 2016) related to the strategic review to occur in future periods. We anticipate the recognition of the majority of these costs in our fourth quarter of fiscal 2016, however, we are unable to quantify the ultimate impact or timing of these charges.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net (loss) income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Six Months Ended March 31,		Percentage Change
	2016	2015

	(in thousands)
Segment (loss) contribution	$(32,448)	$44,753	*
Corporate expenses (income):
Administrative	35,604	27,352	30%
Depreciation and amortization	5,874	5,154	14%
Loss on sale or disposal of assets	—	369	(100)%
Interest expense	7,875	8,658	(9)%
Interest income	(15)	(84)	(82)%
Restructuring	183	726	(75)%
Other expense	263	445	(41)%
(Loss) income from continuing operations before income taxes	(82,232)	2,133	*
Income tax expense	2,493	3,626	(31)%
Loss from continuing operations, net of tax	(84,725)	(1,493)	*
(Loss) income from discontinued operations, net of tax	(1,332)	11,608	*
Net (loss) income	(86,057)	10,115	*
Net loss from continuing operations attributable to noncontrolling interest	(4,458)	(2,840)	57%
Net (loss) income attributable to EZCORP, Inc.	$(81,599)	$12,955	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
Administrative expense increased $8.3 million, or 30%, due to a $4.9 million increase in labor expenses and associated costs and a $3.2 million increase in legal and professional fees from the prior-year six-months. The increase in labor expenses and associated costs was primarily attributable to a $3.3 million increase in stock compensation due to the timing of reversal of compensation costs in the prior-year six-months as a result of forfeitures as well as new grants during the current six-months, in addition to an overall net increase in short-term and long-term incentive programs, as well as other smaller items. The increase in professional fees was primarily associated with the restatement of previously-issued financial statements that we finalized during the three-months ended December 31, 2015.
Depreciation and amortization expense increased $0.7 million, or 14%, primarily due to the change in estimated useful lives of certain IT assets during fiscal 2015.
Interest expense decreased $0.8 million, or 9%, primarily due to a $1.2 million ($0.8 million, net of taxes) one-time charge associated with an interest payment made to the Internal Revenue Service pertaining to the audit of our fiscal 2010 return included in the prior-year six-months.
Restructuring expense decreased $0.5 million, or 75%, primarily due to restructuring actions initiated in prior fiscal years which are winding down.
Loss on sale or disposal of assets decreased $0.4 million, or 100%, due to no disposals in the current six-months.
Income tax expense decreased $1.1 million to $2.5 million in the current six-months, primarily due to a discrete tax expense related to a change in estimate of prior year taxes and permanently non-deductible items, which included the impairment of non-deductible goodwill associated with Grupo Finmart. The effective tax rate from continuing operations for the six-months ended March 31, 2016 was (3)% compared to 170% for the six-months ended March 31, 2015.
The decrease in (loss) income from discontinued operations, net of tax, was due to substantial exit of our USFS business during the fourth quarter of fiscal 2015 resulting in minimal activity during the current quarter other than additional wind down charges of $2.7 million in the current six-months due to final payments associated with the physical exit of USFS stores, partially offset by other smaller items.

Liquidity and Capital Resources
Cash Flows
The table below presents a summary of the sources and uses of our cash:

	Six Months Ended March 31,		Percentage Change
	2016	2015

	(in thousands)
Cash flows from operating activities	$55,739	$37,790	47%
Cash flows from investing activities	14,038	23,935	(41)%
Cash flows from financing activities	(49,945)	25,496	*
Effect of exchange rate changes on cash and cash equivalents	(3,620)	(4,373)	(17)%
Net increase in cash and cash equivalents	$16,212	$82,848	(80)%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Cash Flows from Operating Activities
Cash flows from net (loss) income exclusive of non-cash items for the six-month period ended March 31, 2016 were $24.1 million. We further had net receipts of $38.3 million pertaining to working capital items, primarily driven by $34.2 million received in March 2016 as a result of the carryback of fiscal 2015 tax net operating losses, offset by $6.7 million in restructuring payments and other items. The net result of these cash flows was $55.7 million of cash provided by operating activities for the six-months ended March 31, 2016.
Our unconsolidated affiliate Cash Converters International declared a dividend in March 2016. We expect to include approximately $2.3 million in cash flows from operating activities during the third quarter of fiscal 2016 upon receipt of the dividend.
Change in Cash and Cash Equivalents for the Current Six-Months Compared to the Prior-Year Six-Months
There was an overall decrease in cash flows from operating and investing activities during the current six-months as compared to the prior-year six-months as the results of businesses discontinued during fiscal 2015 and prior continue to anniversary through the fourth quarter of fiscal 2016.
The increase in cash flows from operating activities year over year was due to a $50.6 million increase from changes in operating assets and liabilities including $34.2 million received in March 2016 as a result of the carryback of fiscal 2015 tax net operating losses, offset by a $26.5 million decrease in net (loss) income exclusive of non-cash items including no net impact due to a non-cash goodwill charge of $73.9 million, a $3.7 million increase in restructuring payments and a $2.4 million decrease in dividends from unconsolidated affiliates.
The decrease in cash flows from investing activities year over year was due to a $33.8 million net decrease in proceeds related to loan activities (net loans repaid and recovery of pawn loan principal through sale of forfeited collateral), inclusive of the closure of USFS activities in fiscal 2015, and a $1.3 million increase in cash paid for acquisitions, offset by a $12.1 million decrease in investments in unconsolidated affiliate and a $13.0 million decrease in additions to property and equipment. We completed one acquisition during the current six-months of six pawn stores in Houston, Texas doing business under the "Pawn One" brand on February 1, 2016. Consumer loan originations at Grupo Finmart decreased $20.6 million, or 49% from the prior-year six-months due to local cash requirements to repay current debt maturities.
The decrease in cash flows from financing activities year over year was primarily due to a $51.1 million increase in net debt repayments, an $11.8 million repurchase of redeemable common stock issued for the acquisition of Cash Pawn in fiscal 2015 as discussed below, an $8.9 million increase in payout of deferred consideration pertaining to prior acquisitions and a $5.0 million decrease in restricted cash as a result of the decrease in outstanding debt held by Grupo Finmart and its VIEs requiring collateralization, partially offset by a $1.2 million increase in proceeds from settlement of forward currency contracts.
Total debt and capital lease obligations outstanding, net of the impact of foreign exchange effects and amortization of deferred costs, decreased by $36.5 million, or 10%, to $335.0 million from September 30, 2015. Grupo Finmart received proceeds of $3.6 million from settlement of remaining foreign currency forwards attributable to the cross-border 8.5% unsecured notes due 2015 which were repaid during the three-months ended December 31, 2015, which nominally increased our exposure to foreign currency rate movements.

The net effect of these and other smaller items was a $16.2 million decrease in cash on hand, providing a $75.3 million ending cash balance, $5.9 million of which was held by foreign subsidiaries and is not available to fund domestic operations as we intend to permanently reinvest earnings from foreign operations.
Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations " of our Annual Report on Form 10-K for the year ended September 30, 2015, we reported that we had $742.1 million in total contractual obligations as of September 30, 2015. There have been no material changes to this total obligation during the current six-month period ended March 31, 2016, other than ordinary fulfillment of obligations in addition to the remaining accrual of $7.5 million associated with the settlement of outstanding issues with the U.S. Consumer Financial Protection Bureau as described in Note 2 of Notes to Interim Condensed Financial Statements included in "Part I, Item 1 — Financial Statements."
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2015, these collectively amounted to $25.1 million.
Sources and Uses of Cash
We received $34.2 million in March 2016 as a result of the carryback of fiscal 2015 tax net operating losses.
On February 1, 2016, we acquired six pawn stores in the Houston, Texas area doing business under the "Pawn One" brand. The aggregate purchase price was $6.2 million in cash, inclusive of all ancillary arrangements. There was no additional deferred or contingent consideration.
In February 2015, we completed the acquisition of 12 pawn stores in Central Texas doing business under the "Cash Pawn" brand. The aggregate purchase price for the acquisition was $16.5 million, comprised of $5.0 million cash and 1,168,456 shares of our Class A Non-voting Common Stock (the "Shares"), valued at $10.06 per share (the average closing sales price of the stock on The Nasdaq Stock Market for the five trading days immediately preceding the closing). Under the terms of the transaction, on the first anniversary of the closing date, the Sellers had the right to require us to repurchase the Shares for an aggregate price of $11.8 million (the "Put Option"). On the first anniversary of the closing date, the Sellers exercised their right to require us to repurchase the Shares for an aggregate price of $11.8 million (the "Put Option").
During the six-months ended March 31, 2016, we paid $3.0 million of $10.5 million accrued associated with the settlement of outstanding issues with the U.S. Consumer Financial Protection Bureau as described in Note 2 of Notes to Interim Condensed Financial Statements included in "Part I, Item 1 — Financial Statements."
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

As of March 31, 2016, the Cash Convertible Notes were not convertible because the conversion conditions have not been met. Accordingly, the net balance of the Cash Convertible Notes of $192.6 million was classified as a non-current liability on our condensed consolidated balance sheets as of March 31, 2016.
For an additional description of the Cash Convertible Notes, the conversion terms thereof and the hedges and warrants transactions, see Note 7 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements." See also "Part II, Item 1A — Risk Factors."
During the six-months ended March 31, 2016, Grupo Finmart issued $6.1 million of 13.5% unsecured notes due September 2016 (repayment term extended through 2017 during the three-months ended March 31, 2016), $6.1 million of 18% unsecured notes due September 2016 and $2.3 million of 20% unsecured notes due March 2016 (repaid in full during the three-months ended March 31, 2016). Amounts of debt issued are stated at exchange rates in effect at time of issuance.
During the six-months ended March 31, 2016, Grupo Finmart repaid the following amounts of debt that was outstanding as of September 30, 2015: the remaining $0.9 million 8.2% secured foreign currency debt due 2016; $12.3 million 8.5% unsecured notes due 2015; $1.5 million 10% unsecured notes due 2015; $3.9 million 11% unsecured notes due 2015; $2.9 million 12% secured notes due 2016; and $1.2 million 13% unsecured notes due 2016, including the impact of foreign exchange effects and amortization of deferred costs. In addition, portions of other debt amounts still outstanding as of March 31, 2016 were repaid.
During the six-months ended March 31, 2016, the VIEs repaid a net $22.4 million of debt that was outstanding as of September 30, 2015, including the impact of foreign exchange effects and amortization of deferred costs.
In addition to the initial net payment of $6.9 million during the six-months ended March 31, 2016, including the impact of foreign exchange effects and amortization of deferred costs, the consumer loans facility due 2019 began amortizing at a monthly rate of $1.0 million beginning March 2016, which includes principal and interest at TIIE plus an applicable margin, through maturity of the facility in 2019. With the application of the existing collateral held within the facility and collections, additional funding is not expected to be required to support the amortization profile.
We currently anticipate that cash flow from operations and our cash on hand will be adequate to fund our contractual obligations, planned capital expenditures and working capital requirements during the remainder of the fiscal year. However, the amount of capital Grupo Finmart will require to continue to originate consumer loans and satisfy its obligations will increase over the next several quarters as Grupo Finmart's existing debt obligations begin to amortize. We believe we have sufficient liquidity to support Grupo Finmart into the first quarter of fiscal 2017. Our preference, however, is to invest in our core pawn businesses in the U.S. and Mexico, and consequently, we are currently conducting a process to solicit proposals from parties who may be interested in buying our Grupo Finmart business. If we are unable to dispose of Grupo Finmart by the end of fiscal 2016, we will need to secure additional financing, restructure existing financing or take other measures to generate liquidity in order to support the Grupo Finmart business. See "Part II, Item 1A — Risk Factors — Our financial condition and liquidity could be materially and adversely affected by Grupo Finmart's liquidity needs."
Off-Balance Sheet Arrangements
As a result of exiting USFS, our off-balance sheet arrangements discussed in "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2015 have been substantially eliminated as of December 31, 2015.

Critical Accounting Policies
In "Part II, Item 8 — Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended September 30, 2015, we disclosed certain critical accounting policies, including Grupo Finmart revenue recognition and bad debt and allowance for losses, inventory and cost of goods sold, and goodwill and other intangible assets. The following provides supplementary discussion of those accounting policies during the current six-months.
Grupo Finmart Revenue Recognition for Long-Term Unsecured Consumer Loan Revenue and Bad Debt Allowance for Losses
During the three-months ended December 31, 2015 we became aware of processing and timing delays from certain agencies in remitting cash to Grupo Finmart. We do not believe this will have a significant impact upon ultimate cash collection. We continue to evaluate the collectability of all Grupo Finmart convenios to ensure timely future receipt of cash. Any future cash collections for loans that are currently non-performing will be accounted for under the cost recovery method.
Our allowance recorded on Grupo Finmart performing loans as of March 31, 2016 was 5.0%. We continue to monitor collections and may revise our reserve rate on performing loans in future reporting periods as a result of additional information that becomes known.
Inventory and Cost of Goods Sold
With respect to the Company’s foreign pawn operations, collateral underlying forfeited pawn loans is not owned by the Company; however, the Company assumes the risk of loss on such collateral and is solely responsible for its care and disposition. The amount of inventory from our foreign operations classified as “Inventory, net” was $17.4 million as of March 31, 2016. We have provided this additional discussion in order to clarify the accounting treatment of our foreign inventory.
Goodwill and Other Intangible Assets
During the current quarter, we continued to experience a decline in share price which reduced our overall market capitalization. We calculated enterprise fair value as part an interim goodwill impairment assessment as further described in Note 6 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements." The fair values of each reporting unit were determined based upon a discounted cash flow approach. There were no material changes in the fair values of our U.S. Pawn and Mexico Pawn reporting units as compared to their carrying values as of February 29, 2016 with respect to our annual impairment test performed in the fourth quarter of our fiscal 2015. There is no goodwill attributable to our Other International reporting unit.
The Step 1 analysis of our Grupo Finmart reporting unit yielded a valuation of $46.5 million. Under Step 2 of FASB ASC 350-20-35, we compared the fair value of the reporting unit to the fair value of the reporting unit's net assets and determined that $73.9 million, all of the goodwill attributable to the Grupo Finmart reporting unit, should be impaired. This impairment was recorded under "Impairment of goodwill" in the condensed consolidated statements of operations under the Grupo Finmart segment during the three-months ended March 31, 2016. No other assets held by Grupo Finmart were determined to be impaired as of March 31, 2016. We will further perform our required annual impairment test in the fourth quarter of our fiscal 2016.
In conjunction with the interim test for goodwill impairment, we performed a market capitalization reconciliation as of February 29, 2016. Given the substantial decline in share price during the current quarter, we considered both the market capitalization calculated using the ending share price as of February 29, 2016 multiplied by the number of shares outstanding as of February 29, 2016, in addition to the market capitalization calculated using the 90-day average share price for the current quarter multiplied by the average number of shares outstanding during the current quarter. In reviewing these reconciliations of enterprise fair value to market capitalization, we noted that the implied control premium remained within what we consider to be a reasonable range. We continue to evaluate future declines in stock price in addition to other factors including those in FASB ASC 350-20-35-3C to determine whether goodwill shall be tested for impairment based on changes in events or circumstances that would more likely than not reduce the fair value of our reporting units below their carrying amounts.
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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2016 due to the existence of the material weaknesses in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.
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
In connection with the preparation of our Annual Report on Form 10-K for the year ended September 30, 2015, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015, and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2015 due to the identification of material weaknesses.
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
Remediation Plan
Management is in the process of executing a remediation plan intended to address the material weaknesses described above. These remediation efforts are focused on:

•	Identifying and hiring additional internal resources in both Corporate Accounting and Grupo Finmart;

•	Improving the organizational structure to provide more direct financial reporting oversight for Grupo Finmart;

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
During the three months ended March 31, 2016, management engaged additional resources and improved the organizational structure to support the remediation efforts outlined above. Furthermore, we have enhanced our internal policies and processes to address our material weakness related to our management review controls.
Management reports regularly to the Audit Committee regarding the status of the remediation activities. We expect that remediation, including testing of related controls, will be completed by the end of fiscal 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the remediation actions discussed above.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
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
Our financial condition and liquidity could be materially and adversely affected by Grupo Finmart's liquidity needs — As discussed in "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources," we expect that, if we maintain our ownership of Grupo Finmart in its current form, that business will require continued financial support from EZCORP, the amount of which will increase over the next several quarters as Grupo Finmart's existing debt obligations begin to amortize. We are currently soliciting proposals for the sale or other disposition of Grupo Finmart. If we are unable to dispose of Grupo Finmart by the end of fiscal 2016, we will need to secure additional financing, restructure existing financing or take other measures to generate liquidity in order for Grupo Finmart to be able to satisfy its outstanding obligations. There can be no assurance that we will be able to obtain additional financing on terms and at rates that will be acceptable to us.
Under the Indenture governing our Cash Convertible Notes, events of default with respect to the Cash Convertible Notes include a default by us or any of our subsidiaries (including Grupo Finmart as long as it is a subsidiary) on more than $25 million of indebtedness for money borrowed if that default (a) results in such indebtedness becoming or being declared due and payable or (b) constitutes a failure to pay principal when due and payable and, in either such case, the acceleration is not rescinded, the failure to pay is not cured or the indebtedness is not repaid or discharged within 30 days. Consequently, any default by Grupo Finmart on its outstanding obligations could result in our Cash Convertible Notes becoming due and payable. We do not currently have sufficient cash resources to repay our Cash Convertible Notes in full, and there can be no assurance that we would be able to generate the needed liquidity. Accordingly, if Grupo Finmart were to default on its outstanding obligations, our consolidated financial position and liquidity could be materially and adversely affected.
As discussed in Notes 15 and 16 of Notes to Interim Condensed Financial Statements included in "Part I, Item 1 — Financial Statements," Grupo Finmart has entered into certain foreign currency forward contracts in connection with the formation of the VIEs and the related transfers of certain loans. EZCORP has guaranteed the future cash outflows of the forward contracts, and those future cash outflows currently total $36.4 million. These cash outflow obligations are support by the income and principal payments generated on the consumer loans in the VIEs.
ITEM 5. OTHER INFORMATION
As previously disclosed, in March 2016, the Compensation Committee approved the long-term incentive awards for fiscal 2016. The approved awards were granted to about 30 employees (including the executive officers) and consist of restricted stock units ("Units") covering approximately 1.5 million shares of our Class A Common Stock. The number of Units awarded to each participant was determined based on the participant's "Participation Value" (generally a multiple of base salary ranging from 60% to 200%) divided by $6.17 (the trading price of the Class A Common Stock as of October 1, 2015, the beginning of fiscal 2016.
The Units are subject to performance-based vesting after a three-year performance period (covering fiscal 2016, 2017 and 2018). The performance objectives are based principally on a target compounded annual EBITDA growth rate of 10% from an adjusted base, as well as long-term debt reduction metrics. In measuring EBITDA growth, the Compensation Committee is permitted to make certain adjustments to exclude extraordinary and nonrecurring events and other items.
Each vested Unit will represent the right to receive one share of Class A Common Stock at the time of vesting (which will be at the end of the three-year performance period).
ITEM 6. EXHIBITS
The following exhibits are filed with, or incorporated by reference into, this report.

Exhibit No.	Description of Exhibit
10.1*
Separation Agreement dated April 4, 2016, between EZCORP, Inc. and Jodie Maccarrone, former Chief Strategy Officer and Executive Vice Chair, Grupo Finmart (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 4, 2016, Commission File No. 0-19424)

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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016, March 31, 2015 and September 30, 2015; (ii) Condensed Consolidated Statements of Operations for the three and six-months ended March 31, 2016 and March 31, 2015; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six-months ended March 31, 2016 and March 31, 2015 (iv) Condensed Consolidated Statements of Cash Flows for the six-months ended March 31, 2016 and March 31, 2015; and (v) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	May 9, 2016	/s/ David McGuire
David McGuire, Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1*
Separation Agreement dated April 4, 2016, between EZCORP, Inc. and Jodie Maccarrone, former Chief Strategy Officer and Executive Vice Chair, Grupo Finmart (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 4, 2016, Commission File No. 0-19424)

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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2016, March 31, 2015 and September 30, 2015; (ii) Condensed Consolidated Statements of Operations for the three and six-months ended March 31, 2016 and March 31, 2015; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and six-months ended March 31, 2016 and March 31, 2015 (iv) Condensed Consolidated Statements of Cash Flows for the six-months ended March 31, 2016 and March 31, 2015; and (v) Notes to Interim Condensed Consolidated Financial Statements.