Form 10-Q
period 2016-06-30
EZCORP INC
filed 2016-08-09
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-19424

EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	74-2540145
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Bee Cave Road, Bldg One, Suite 200, Rollingwood, Texas	78746
(Address of principal executive offices)	(Zip Code)
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
As of August 5, 2016, 51,010,920 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	June 30, 2016	June 30, 2015	September 30, 2015

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$29,380	$113,405	$56,244
Restricted cash	5,000	218	144
Pawn loans	160,269	144,377	159,964
Pawn service charges receivable, net	29,643	26,989	30,852
Inventory, net	130,368	115,283	124,084
Income taxes receivable	—	2,745	40,657
Current assets held for sale (1)	156,587	82,845	72,858
Prepaid expenses and other current assets	20,734	57,644	24,933
Total current assets	531,981	543,506	509,736
Investment in unconsolidated affiliate	57,656	90,423	56,182
Property and equipment, net	61,201	99,353	73,938
Goodwill	254,273	249,174	251,646
Intangible assets, net	30,569	37,951	30,778
Deferred tax asset, net	33,386	39,569	24,405
Non-current assets held for sale (1)	—	231,977	226,623
Other assets, net	18,950	26,493	13,736
Total assets	$988,016	$1,318,446	$1,187,044

Liabilities, temporary equity and equity:
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$59,239	$77,966	$109,875
Current liabilities held for sale (2)	130,627	81,248	87,725
Customer layaway deposits	11,201	9,635	10,470
Income taxes payable	4,842	—	—
Total current liabilities	205,909	168,849	208,070
Long-term debt, net	211,421	207,925	197,976
Non-current liabilities held for sale (2)	—	125,378	101,644
Deferred gains and other long-term liabilities	3,321	4,752	3,703
Total liabilities	420,651	506,904	511,393
Commitments and contingencies (Note 11)
Temporary equity:
Class A Non-voting Common Stock, subject to possible redemption at $10.06 per share; none as of June 30, 2016 and 1,168,456 shares issued and outstanding at redemption value as of June 30, 2015 and September 30, 2015	—	11,696	11,696
Redeemable noncontrolling interest	(2,410)	16,318	2,532
Total temporary equity	(2,410)	28,014	14,228
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million as of June 30, 2016 and 2015 and September 30, 2015; issued and outstanding: 51,019,332 as of June 30, 2016; 50,681,477 as of June 30, 2015; and 50,726,289 as of September 30, 2015	510	506	507
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	313,607	327,018	307,080
Retained earnings	320,537	498,360	407,825
Accumulated other comprehensive loss	(64,703)	(42,386)	(54,019)
EZCORP, Inc. stockholders’ equity	569,981	783,528	661,423
Noncontrolling interest	(206)	—	—
Total equity	569,775	783,528	661,423
Total liabilities, temporary equity and equity	$988,016	$1,318,446	$1,187,044
See accompanying notes to unaudited interim condensed consolidated financial statements.

(1)    These amounts include the following assets of our consolidated VIEs (see Note 2 and Note 16):

	June 30, 2016	June 30, 2015	September 30, 2015

	(in thousands)
Restricted cash	$294	$1,617	$1,361
Consumer loans, net	5,212	13,207	5,846
Consumer loan fees and interest receivable, net	2,948	4,979	6,399
Non-current consumer loans, net	13,440	30,238	27,162
Total assets of consolidated VIEs	$21,894	$50,041	$40,768
(2)    These amounts include the following liabilities of our consolidated VIEs (see Note 2 and Note 16):

	June 30, 2016	June 30, 2015	September 30, 2015

	(in thousands)
Current maturities of long-term debt	$35,959	$46,039	$42,017	*
Accounts payable and other accrued expenses	1,272	3,988	4,313
Long-term debt, less current maturities	4,884	40,776	31,247	*
Total liabilities of consolidated VIEs	$42,115	$90,803	$77,577

*
This amount has been revised from the originally filed amount due to an immaterial reclassification error between current and non-current amounts as of September 30, 2015. The consolidated amounts previously reported in the balance sheet were correct.

See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$94,014	$93,137	$311,941	$310,628
Jewelry scrapping sales	11,230	10,588	33,631	47,521
Pawn service charges	62,473	57,599	193,197	181,996
Consumer loan fees and interest	2,201	2,708	6,603	7,517
Other revenues	232	587	548	2,047
Total revenues	170,150	164,619	545,920	549,709
Merchandise cost of goods sold	60,140	61,460	194,731	206,430
Jewelry scrapping cost of goods sold	9,110	8,580	28,271	37,609
Consumer loan bad debt	506	771	1,549	2,197
Net revenues	100,394	93,808	321,369	303,473
Operating expenses:
Operations	73,172	71,455	221,446	213,335
Administrative	14,481	16,860	50,085	44,212
Depreciation and amortization	6,274	7,537	20,422	22,448
(Gain) loss on sale or disposal of assets	(41)	82	641	725
Restructuring	—	37	1,910	763
Total operating expenses	93,886	95,971	294,504	281,483
Operating income (loss)	6,508	(2,163)	26,865	21,990
Interest expense	3,936	3,783	12,014	12,456
Interest income	(50)	(84)	(66)	(223)
Equity in net income of unconsolidated affiliate	(1,694)	(1,822)	(5,626)	(338)
Other expense (income)	500	(222)	815	953
Income (loss) from continuing operations before income taxes	3,816	(3,818)	19,728	9,142
Income tax expense (benefit)	1,038	(3,035)	11,224	4,217
Income (loss) from continuing operations, net of tax	2,778	(783)	8,504	4,925
Loss from discontinued operations, net of tax	(9,133)	(9,454)	(100,916)	(5,047)
Net loss	(6,355)	(10,237)	(92,412)	(122)
Net loss attributable to noncontrolling interest	(666)	(390)	(5,124)	(3,230)
Net (loss) income attributable to EZCORP, Inc.	$(5,689)	$(9,847)	$(87,288)	$3,108

Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.05	$(0.01)	$0.16	$0.11
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.05	$(0.01)	$0.16	$0.11

Weighted-average basic shares outstanding	53,980	54,820	54,574	54,216

Net income (loss) from continuing operations attributable to EZCORP, Inc.	$2,904	$(683)	$8,954	$5,807
Net loss from discontinued operations attributable to EZCORP, Inc.	(8,593)	(9,164)	(96,242)	(2,699)
Net (loss) income attributable to EZCORP, Inc.	$(5,689)	$(9,847)	$(87,288)	$3,108
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

	(Unaudited)
	(in thousands)
Net loss	$(6,355)	$(10,237)	$(92,412)	$(122)
Other comprehensive loss:
Foreign currency translation loss, net of income tax (expense) benefit for our investment in unconsolidated affiliate of ($799) and $1,052 for the three and nine-months ended June 30, 2016, respectively, and $1,370 and $1,590 for the three and nine-months ended June 30, 2015, respectively	(1,832)	(8,477)	(10,976)	(36,476)
Cash flow hedges:
Amounts reclassified from accumulated other comprehensive loss	—	35	22	422
Other comprehensive loss, net of tax	(1,832)	(8,442)	(10,954)	(36,054)
Comprehensive loss	$(8,187)	$(18,679)	$(103,366)	$(36,176)
Attributable to noncontrolling interest:
Net loss	(666)	(390)	(5,124)	(3,230)
Foreign currency translation loss	66	(626)	(271)	(3,853)
Amounts reclassified from accumulated other comprehensive loss	—	9	1	103
Comprehensive loss attributable to noncontrolling interest	(600)	(1,007)	(5,394)	(6,980)
Comprehensive loss attributable to EZCORP, Inc.	$(7,587)	$(17,672)	$(97,972)	$(29,196)
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2016	2015

	(Unaudited)
	(in thousands)
Operating activities:
Net loss	$(92,412)	$(122)
Loss from discontinued operations*	100,172	7,819
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,422	25,316
Amortization of debt discount and consumer loan premium, net	6,574	6,099
Consumer loan loss provision	278	18,652
Deferred income taxes	(321)	(5,742)
Impairment of goodwill	—	10,550
Amortization of deferred financing costs	1,318	1,213
Other adjustments	961	1,348
Loss on sale or disposal of assets	641	956
Stock compensation expense (benefit)	3,206	(1,319)
Income from investment in unconsolidated affiliate	(5,626)	(338)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	1,838	5,329
Inventory	(1,349)	926
Prepaid expenses, other current assets and other assets	(1,038)	(5,124)
Accounts payable and other, deferred gains and other long-term liabilities	(22,902)	(13,029)
Customer layaway deposits	781	1,127
Restricted cash	(4,861)	(459)
Income taxes receivable	45,499	17,459
Payments of restructuring charges	(8,367)	(3,668)
Dividends from unconsolidated affiliate	2,197	4,842
Net cash provided by operating activities — continuing operations	47,011	71,835
Net cash provided by (used in) operating activities — discontinued operations*	10,926	(21,523)
Investing activities:
Loans made	(469,133)	(575,038)
Loans repaid	291,704	409,793
Recovery of pawn loan principal through sale of forfeited collateral	173,710	191,170
Additions to property and equipment	(6,408)	(21,914)
Acquisitions, net of cash acquired	(6,000)	(4,120)
Investment in unconsolidated affiliate	—	(12,140)
Net cash used in investing activities — continuing operations	(16,127)	(12,249)
Net cash provided by (used in) investing activities — discontinued operations*	4,590	(1,894)
Financing activities:
Payout of deferred consideration	(14,875)	(6,000)
Repurchase of redeemable common stock issued due to acquisitions	(11,750)	—
Purchase of subsidiary shares from noncontrolling interest	—	(2,774)
Payments on capital lease obligations	(48)	(355)
Net cash used in financing activities — continuing operations	(26,673)	(9,129)
Net cash (used in) provided by financing activities — discontinued operations*	(41,237)	37,713
Effect of exchange rate changes on cash and cash equivalents	(6,506)	(5,691)
Net (decrease) increase in cash and cash equivalents	(28,016)	59,062
Cash and cash equivalents at beginning of period, excluding held for sale	56,244	52,294
Cash and cash equivalents held for sale at beginning of period	2,880	3,031
Cash and cash equivalents at end of period	31,108	114,387

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Less: cash and cash equivalents held for sale at end of period	(1,728)	(982)
Cash and cash equivalents at end of period, excluding held for sale	$29,380	$113,405

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$179,394	$170,185
Issuance of common stock, subject to possible redemption, due to acquisition	—	11,696
Deferred consideration	—	124
Payable to purchase additional shares of noncontrolling interest	—	322

*	See Note 1 for discussion of operations discontinued subsequent to the adoption of ASU 2014-08. Amounts are exclusive of intercompany loans.
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2015 and 2014)
	(in thousands)
Balances as of September 30, 2014	53,585	$536	$332,264	$495,252	$(10,082)	$817,970
Issuance of common stock related to 401(k) match	1	—	—	—	—	—
Stock compensation	—	—	(1,319)	—	—	(1,319)
Purchase of subsidiary shares from noncontrolling interest	—	—	(3,564)	—	(72)	(3,636)
Release of restricted stock	66	—	—	—	—	—
Excess tax deficiency from stock compensation	—	—	(167)	—	—	(167)
Taxes paid related to net share settlement of equity awards	—	—	(196)	—	—	(196)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	319	319
Foreign currency translation adjustment	—	—	—	—	(32,551)	(32,551)
Net income attributable to EZCORP, Inc.	—	—	—	3,108	—	3,108
Balances as of June 30, 2015	53,652	$536	$327,018	$498,360	$(42,386)	$783,528

Balances as of September 30, 2015	53,696	$537	$307,080	$407,825	$(54,019)	$661,423
Stock compensation	—	—	7,012	—	—	7,012
Release of restricted stock	294	3	—	—	—	3
Excess tax deficiency from stock compensation	—	—	(336)	—	—	(336)
Taxes paid related to net share settlement of equity awards	—	—	(149)	—	—	(149)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	21	21
Foreign currency translation adjustment	—	—	—	—	(10,705)	(10,705)
Net loss attributable to EZCORP, Inc.	—	—	—	(87,288)	—	(87,288)
Balances as of June 30, 2016	53,990	$540	$313,607	$320,537	$(64,703)	$569,981
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
June 30, 2016
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
When used in this report, the terms “we,” “us,” “our,” “EZCORP” and the “Company” mean EZCORP, Inc. and its consolidated subsidiaries, collectively.
We are a leading provider of pawn loans in the United States and Mexico. In the United States and Mexico, we offer pawn loans, which are non-recourse loans collateralized by tangible property, and we sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers.
As further discussed in Note 2, we have classified all of the assets and liabilities of our 94%-owned subsidiary, Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), as held for sale and recast all results of operations as discontinued operations.
We also own approximately 31% of Cash Converters International Limited ("Cash Converters International"), based in Australia and publicly-traded on the Australian Stock Exchange, which franchises and operates a worldwide network of over 700 locations that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods, with significant store concentration in Australia and the United Kingdom.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to discontinued operations described in Note 2. All intercompany accounts and transactions have been eliminated in consolidation.
The accompanying financial statements should be read in conjunction with the condensed consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended September 30, 2015. The balance sheet as of September 30, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Our business is subject to seasonal variations, and operating results for the three and nine-months ended June 30, 2016 (the "current quarter" and "current nine-months," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
To determine if we hold a controlling financial interest in an entity, we first evaluate if we are required to apply the variable interest entity ("VIE") model to the entity; otherwise, the entity is evaluated under the voting interest model. Where we hold current or potential rights that give us the power to direct the activities of a VIE that most significantly impact the VIE's economic performance combined with a variable interest that gives us the right to receive potentially significant benefits or the obligation to absorb potentially significant losses, we have a controlling financial interest in that VIE. Rights held by others to remove the party with power over the VIE are not considered unless one party can exercise those rights unilaterally. Grupo Finmart has completed several transfers of consumer loans to various securitization trusts. We consolidate those securitization entities under the VIE model as described in Note 16. As further discussed in Note 2, we have classified all of the assets and liabilities of these VIEs as held for sale and recast all results of operations as discontinued operations.
We account for our investment in our unconsolidated affiliate Cash Converters International using the equity method.
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2015, other than those described below.
Revision to Prior Period Financial Statements
During the third quarter of fiscal 2016, we identified an overstatement of our recorded net tax assets. The impact of these overstatements was a $14.3 million decrease to our retained earnings balance as of September 30, 2014. Our analysis of the overstatement indicates that the underlying errors originated in periods prior to fiscal 2013 and relate primarily to the deferred tax balances associated with equity method investments, stock compensation and foreign acquisitions. We have evaluated the errors and have determined that their impact is not material to our results of operations, financial position or cash flows in previously reported periods. Consequently, we have retrospectively revised the financial statements presented herein to reflect the correction of these errors. The impact of this revision on the consolidated balance sheets as of June 30 and September 30, 2015 is as follows:

	June 30, 2015
	As Previously Reported	Adjustments	As Revised

	(in thousands)
Income taxes receivable	$25,535	$(22,790)	$2,745
Income taxes receivable, goodwill and deferred tax asset, net included in assets held for sale	102,126	4,256	106,382
Deferred tax asset, net	35,412	4,157	39,569
Redeemable noncontrolling interest	16,361	(43)	16,318
Retained earnings	512,694	(14,334)	498,360

	September 30, 2015
	As Previously Reported	Adjustments	As Revised

	(in thousands)
Income taxes receivable	$42,057	$(1,400)	$40,657
Income taxes receivable, goodwill and deferred tax asset, net included in assets held for sale	114,861	(5,828)	109,033
Deferred tax asset, net	33,192	(8,787)	24,405
Redeemable noncontrolling interest	3,235	(703)	2,532
Retained earnings	423,137	(15,312)	407,825
Recasting of Certain Prior Period Information
Certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications, other than those pertaining to the recasting of prior period segment information and discontinued operations discussed in our Annual Report on Form 10-K for the year ended September 30, 2015 and in Note 2 and the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASU") discussed below, primarily include the following:

•
Reclassification of "Consumer loans, net" and "Consumer loan fees and interest receivable, net," exclusive of Grupo Finmart amounts presented in Note 2, which are solely attributable to our Other International segment, to "Prepaid expenses and other current assets." The total historical amounts that were reclassified were $25.6 million and $5.4 million as of June 30 and September 30, 2015, respectively. These changes had no net impact on our consolidated financial position, results of operations or cash flows.

•
Removal of historical corporate overhead allocations totaling $4.3 million and $12.4 million (inclusive of historical Grupo Finmart allocations) for the three and nine-months ended June 30, 2015, respectively, from segment level "Operations" expense and inclusion in corporate "Administrative" expense. These allocations were reclassified to provide greater clarity into the results of our segment operations. These changes primarily impacted Note 12 with no net impact on our consolidated financial position, results of operations or cash flows.

•
Reclassification of "Prepaid income taxes" to "Income taxes receivable" of $4.8 million as of September 30, 2015, exclusive of Grupo Finmart amounts presented in Note 2, to conform to current period presentation.

•
Reclassification of "Other current liabilities" to "Accounts payable, accrued expenses and other current liabilities" of $6.1 million and $15.4 million as of June 30 and September 30, 2015, respectively and exclusive of Grupo Finmart amounts presented in Note 2, to conform to current period presentation.

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
Recently Adopted Accounting Policies
Simplification of Adjustments to Provisional Amounts Identified During a Measurement Period
In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805). This ASU requires reporting entities to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, with the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity should apply the amendment prospectively to adjustments to provisional amounts that occur after the date of adoption. We early adopted ASU 2015-16 during the three-months ended March 31, 2016 to reduce the cost and complexity of accounting for and reporting business combinations. There was no material impact of adopting ASU 2015-16 on our consolidated financial position, results of operations or cash flows.
Share-Based Awards with Performance Targets that could be Achieved after the Requisite Service Period
In June 2014, the FASB issued ASU 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires reporting entities to recognize compensation costs for share-based awards with performance targets in the period in which it becomes probable that the performance targets will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendment prospectively or retrospectively. We early adopted ASU 2015-16 during the three-months ended March 31, 2016 and applied the amendments prospectively to all awards granted or modified after the effective date. There was no material impact of adopting ASU 2014-12 on our consolidated financial position, results of operations or cash flows.
Classification of Deferred Tax Assets
In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires reporting entities to classify deferred income taxes as non-current on the condensed consolidated balance sheets. Deferred income taxes were previously required to be classified as current or non-current on the condensed consolidated balance sheets. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. A reporting entity may apply the amendment prospectively or retrospectively. We early adopted ASU 2015-17 during the three-months ended December 31, 2015 on a retrospective basis. The impact of adopting ASU 2015-17 on our current period condensed consolidated financial statements was the classification of all deferred tax assets as non-current in addition to the reclassification of current "Deferred tax asset, net" to non-current "Deferred tax asset, net" as of June 30, 2015 and September 30, 2015 of $24.4 million and $44.1 million, respectively, within the condensed consolidated balance sheets to conform to the current period presentation. Other than these reclassifications, the adoption of ASU 2015-17 did not have an impact on our consolidated financial position, results of operations or cash flows.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires reporting entities to record costs paid to third parties that are directly related to issuing debt, and that otherwise would not be incurred, as a deduction to the corresponding debt for presentation purposes. In addition, in August 2015, FASB issued ASU 2015-15, Interest — Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements-Amendments to SEC Paragraphs Pursuant to Staff Announcement at the June 18, 2015 Emerging Issues Task Force ("EITF") Meeting. Given the absence of authoritative guidance within ASU 2015-03 for debt issuance costs related to line-of-credit arrangements, ASU 2015-15 states the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The provisions of each ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for each. A reporting entity should apply each amendment retrospectively. We early adopted ASU 2015-03 during the three-months ended December 31, 2015 on a retrospective basis. The impact of adopting ASU 2015-03 on our current period condensed consolidated financial statements was the classification of all deferred financing costs as a deduction to the corresponding debt in addition to the reclassification of deferred financing costs in "Intangible assets, net" to "Long-term debt less current maturities, net" as of June 30, 2015 and September 30, 2015 of $10.4 million and $9.2 million, respectively, within the condensed consolidated balance sheets to conform to the current period presentation. Other than these reclassifications and additional disclosures, the adoption of ASU 2015-03 did not have an impact on our consolidated financial position, results of operations or cash flows.
Reporting Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance for the reporting of discontinued operations if (1) a component or group of components of an entity meets the criteria in FASB Accounting Standards Codification ("ASC") Paragraph 205-20-45-1E to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). Among other disclosures, ASU 2014-08 requires an entity to present, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. ASU 2014-08 is effective prospectively for (1) all disposals of components that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; and (2) all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. There was no impact of adopting ASU 2014-08 on our consolidated financial position, results of operations or cash flows, however subsequent to adoption we have classified our Grupo Finmart segment as held for sale.
We have presented our Grupo Finmart segment classified as a discontinued operation as held for sale under ASU 2014-08, including separate presentation of assets and liabilities held for sale in our condensed consolidated balance sheets and separate presentation of cash flows from discontinued operations in our condensed consolidated statements of cash flows, with historical amounts recast to conform to current period presentation. We have presented our operations discontinued prior to adoption of ASU 2014-08 during the three-months ended December 31, 2015 including our U.S. financial services business ("USFS") and our online lending businesses in the United States ("EZOnline") and the United Kingdom ("Cash Genie") under the accounting guidance in effect before the adoption of ASU 2014-08.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A reporting entity should generally apply the amendment on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting periods in which the amendment is effective. We are in the process of evaluating the impact of adopting ASU 2016-13 on our consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. A reporting entity should apply the amendment using transition guidance for each aspect of the ASU. We are in the process of evaluating the impact of adopting ASU 2016-09 on our consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments a consensus of the FASB Emerging Issues Task Force. This ASU clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. A reporting entity should apply the amendment modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. We are in the process of evaluating the impact of adopting ASU 2016-06 on our consolidated financial position, results of operations and cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted based upon guidance issued within the ASU. We are in the process of evaluating the impact of adopting ASU 2016-02 on our consolidated financial position, results of operations and cash flows.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU makes targeted improvements to the accounting for, and presentation and disclosure of, financial assets and liabilities. The ASU further requires separate presentation of financial assets and financial liabilities by measurement category on the balance sheet or the accompanying notes to the financial statements. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted based upon guidance issued within the ASU. A reporting entity should apply the amendment prospectively, with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are in the process of evaluating the impact of adopting ASU 2016-01 on our consolidated financial position, results of operations and cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) to defer the effective date to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The amendments in ASU 2014-09 will be added to the Accounting Standards Codification as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, as well as some cost guidance in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Notably, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles — Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in ASU 2014-09. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the fiscal 2017 opening retained earnings balance. In March 2016 through May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Consensuses of the FASB Emerging Issues Task Force and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. ASU 2016-08, 2016-10 and 2016-12 clarify implementation guidance and introduce practical expedients, and are effective upon adoption of ASU 2014-09. We are evaluating the impact that will result from adopting ASU 2014-09 and related ASUs on our consolidated financial position, results of operations, and cash flows.

NOTE 2: DISCONTINUED OPERATIONS AND RESTRUCTURING
Fiscal 2016
On February 8, 2016 in conjunction with ongoing evaluation of our strategic direction, we announced that we were conducting a comprehensive review of strategic options for Grupo Finmart to be completed by the end of the third quarter of fiscal 2016. In April 2016, a special committee of our board of directors comprised entirely of independent directors, after reviewing a variety of strategic alternatives with management and the company's financial advisors, concluded that a sale of the business was the preferred alternative and authorized management to proceed with a process to solicit proposals from interested buyers. See Note 18 for discussion of the definitive agreement to sell the business entered into effective July 1, 2016.
As a result of the decision to sell the Grupo Finmart business, the Company has classified Grupo Finmart as held for sale as of June 30, 2016 and recast all segment operations of Grupo Finmart as discontinued operations. We recognized no loss on classification as held for sale during the three-months ended June 30, 2016. All assets and liabilities of Grupo Finmart have been presented as current as of June 30, 2016 due to anticipated sale within one year. All historical assets and liabilities of Grupo Finmart have been presented as current or non-current based on their historical presentation. We have ceased depreciation and amortization of all long-lived assets classified as held for sale under FASB ASC 350-10-35-43 as of April 2016.
The following table presents the reconciliation of the major line items constituting "Loss from discontinued operations, net of tax" of Grupo Finmart that are presented in the condensed consolidated statements of operations:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

	(in thousands)
Revenues	$11,762	$17,015	$36,345	$49,826
Consumer loan bad debt	(6,200)	(2,835)	(26,444)	(14,685)
Operations expense	(9,506)	(8,205)	(27,120)	(23,602)
Impairment of goodwill	—	—	(73,921)	—
Interest expense, net	(3,944)	(5,617)	(13,255)	(19,370)
Depreciation, amortization and other expenses	(4,580)	(1,488)	(6,216)	(4,126)
Loss from discontinued operations before income taxes of Grupo Finmart	$(12,468)	$(1,130)	$(110,611)	$(11,957)
Income tax benefit	2,746	512	10,439	4,138
Income (loss) from discontinued operations, net of tax of operations discontinued prior to the adoption of ASU 2014-08	589	(8,836)	(744)	2,772
Loss from discontinued operations, net of tax	$(9,133)	$(9,454)	$(100,916)	$(5,047)

Loss from discontinued operations, net of tax of Grupo Finmart	$(9,722)	$(618)	$(100,172)	$(7,819)
Loss from discontinued operations, net of tax of Grupo Finmart attributable to noncontrolling interest	540	290	4,674	2,348
Loss from discontinued operations, net of tax of Grupo Finmart attributable to EZCORP, Inc.	$(9,182)	$(328)	$(95,498)	$(5,471)

The following table presents the reconciliation of the carrying amounts of major classes of assets and liabilities of Grupo Finmart that are classified as held for sale presented in the condensed consolidated balance sheets:

	June 30, 2016	June 30, 2015	September 30, 2015

	(in thousands)
Cash and cash equivalents	$1,728	$982	$2,880
Restricted cash (1)	11,654	27,797	14,993
Consumer loans, net (1)	19,905	36,719	31,824
Consumer loan fees and interest receivable, net (1)	11,390	13,595	19,105
Prepaid expenses, income taxes and other current assets	5,004	3,752	4,056
Restricted cash, non-current (1)	2,226	2,978	2,883
Goodwill, intangible assets, and property and equipment, net	10,304	101,083	92,391
Non-current consumer loans, net (1)	51,504	82,739	75,824
Deferred tax and other assets, net	42,872	45,177	55,525
Total assets classified as held for sale	$156,587	$314,822	$299,481

Current maturities of long-term debt	$80,248	$69,054	$74,345
Accounts payable, accrued expenses and other current liabilities	14,098	12,194	13,380
Long-term debt, less current maturities, net and other long-term liabilities (2)	36,281	125,378	101,644
Total liabilities classified as held for sale	$130,627	$206,626	$189,369
(1)    These amounts include the following assets of Grupo Finmart's securitization trust that can only be used to settle its liabilities (see Note 16):

	June 30, 2016	June 30, 2015	September 30, 2015

	(in thousands)
Restricted cash	$5,505	$17,398	$12,033
Consumer loans*	32,472	37,288	36,845
Consumer loan fees and interest receivable, net	6,974	5,614	6,067
Restricted cash, non-current	182	117	197
Total assets of Grupo Finmart's securitization trust	$45,133	$60,417	$55,142

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

(2)    This amount includes the following liabilities for which the creditors of Grupo Finmart's securitization trust do not have recourse to the general credit of EZCORP, Inc. (see Note 16):

	June 30, 2016	June 30, 2015	September 30, 2015

	(in thousands)
Long-term debt, less current maturities	$25,669	$43,900	$40,493
Assets and liabilities classified as held for sale and presented above are exclusive of net intercompany liabilities totaling $49.2 million, $3.4 million and $19.9 million as of June 30, 2016 and 2015 and September 30, 2015, respectively.
Fiscal 2015
During the fourth quarter of fiscal 2015, in the context of a transformational change in strategy following an intensive six-month review of all Company activities, we implemented a plan that included exiting our U.S. financial services business ("USFS"). We further streamlined our structure and operating model to improve overall efficiency and reduce costs. The costs of streamlining our structure and operating model are included under "Restructuring" expenses in our condensed consolidated statements of operations and are allocated to certain of our segments as presented in Note 12.
Total revenue included in "Loss from discontinued operations, net of tax" in our condensed consolidated statements of operations for the three and nine-months ended June 30, 2016, exclusive of Grupo Finmart revenue presented in our fiscal 2016 action above, was nil and $2.1 million, respectively, and $31.5 million and $109.3 million, respectively, for the three and nine-months ended June 30, 2015. All revenue, expense and income reported in these condensed consolidated financial statements have been adjusted to reflect reclassification of all discontinued operations.
The following table summarizes the pre-tax restructuring charges of the fiscal 2015 restructuring action, inclusive of the charges presented in the changes in the balance of restructuring costs rollforward below:

	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016

	(in thousands)
Other (a)	$—	$768
Asset disposals	—	323
Lease termination costs	—	819
	$—	$1,910

(a)	Includes costs related to employee severance and other.
Accrued lease termination costs, severance costs and other costs related to restructuring are included under "Accounts payable, accrued expenses and other current liabilities" in our condensed consolidated balance sheets. Changes in these amounts attributable to the fiscal 2015 restructuring action during the three and nine-months ended June 30, 2016 are summarized as follows:

	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016

	(in thousands)
Beginning balance	$5,178	$8,076
Charged to expense	—	1,594
Cash payments	(1,666)	(5,466)
Other (a)	1,716	1,024
Ending balance	$5,228	$5,228

(a)	Includes other individually immaterial adjustments as well as adjustments to our estimate of lease termination costs.
The above ending balance includes accrued lease termination costs of $5.1 million that we expect to be partially offset by future sublease payments through 2029. The remaining other amounts accrued are expected to be paid during fiscal 2016.
Fiscal 2014
During the fourth quarter of fiscal 2014, we conducted a company-wide operational review to realign our organization to streamline operations and create synergies and efficiencies. Restructuring charges related to this action were considered corporate costs and therefore are not allocated to specific segments. Changes in these amounts during the three and nine-months ended June 30, 2016 and 2015 are summarized as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

	(in thousands)
Beginning balance	$—	$3,885	$2,901	$6,121
Charged to expense	—	37	—	763
Cash payments	—	(706)	(2,901)	(3,668)
Ending Balance	$—	$3,216	$—	$3,216
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
NOTE 4: EARNINGS PER SHARE
Components of basic and diluted (loss) earnings per share and excluded anti-dilutive potential common shares are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2016	2015	2016	2015

	(in thousands, except per share amounts)
Net income (loss) from continuing operations attributable to EZCORP (A)	$2,904	$(683)	$8,954	$5,807
Loss from discontinued operations, net of tax (B)	(8,593)	(9,164)	(96,242)	(2,699)
Net (loss) income attributable to EZCORP (C)	$(5,689)	$(9,847)	$(87,288)	$3,108

Weighted-average outstanding shares of common stock (D)	53,980	54,820	54,574	54,216
Dilutive effect of restricted stock*	212	—	116	64
Weighted-average common stock and common stock equivalents (E)	54,192	54,820	54,690	54,280

Basic (loss) earnings per share attributable to EZCORP:
Continuing operations (A / D)	$0.05	$(0.01)	$0.16	$0.11
Discontinued operations (B / D)	(0.16)	(0.16)	(1.76)	(0.06)
Basic (loss) earnings per share (C / D)	$(0.11)	$(0.17)	$(1.60)	$0.05

Diluted (loss) earnings per share attributable to EZCORP:
Continuing operations (A / E)	$0.05	$(0.01)	$0.16	$0.11
Discontinued operations (B / E)	(0.16)	(0.16)	(1.76)	(0.06)
Diluted (loss) earnings per share (C / E)	$(0.11)	$(0.17)	$(1.60)	$0.05

Potential unweighted common shares excluded from the calculation of diluted (loss) earnings per share above:
Restricted stock**	2,109	428	1,259	—
Warrants***	14,317	14,317	14,317	14,317
Total potential common shares excluded	16,426	14,745	15,576	14,317

*	As required by FASB ASC 260-10-45-19, amount excludes all potential common shares for periods when there is a loss from continuing operations.

**
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

***	See Note 7 for discussion of the terms and conditions of these potential common shares.
Weighted-average outstanding shares of common stock for the three and nine-months ended June 30, 2016 include the impact of redeemable common stock repurchased as discussed in Note 9.

NOTE 5: STRATEGIC INVESTMENTS
As of June 30, 2016, we owned 151,948,000 shares, or approximately 31%, of our unconsolidated affiliate Cash Converters International, including a nominal reduction in ownership interest during the three-months ended June 30, 2016 as a result of the issuance of additional Cash Converters International shares. The following tables present summary financial information for Cash Converters International’s most recently reported results as of June 30, 2016 after translation to U.S. dollars:

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
During the three-months ended June 30, 2016, the fair value of our investment in Cash Converters International declined below its carrying value. We considered the guidance in FASB ASC 320-10-S99-1 in evaluating whether the impairment was other-than-temporary and whether to measure and recognize any other-than-temporary impairment. We noted the primary factors in determining that the decline in fair value was not other-than-temporary were the length of time and the extent to which the market value has been less than cost as well as our intent and ability to hold our investment in Cash Converters International for a period of time sufficient to allow for any anticipated recovery in market value. We do not believe the decline in fair value is other-than-temporary as of June 30, 2016. We continue to monitor the fair value of our investment in Cash Converters International for other-than-temporary impairments in future reporting periods and may record an impairment charge should the fair value of our investment in Cash Converters International remain below its carrying value for an extended period of time. See Note 14 for the fair value and carrying value of our investment in Cash Converters International.
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
The Step 1 analysis of our Grupo Finmart reporting unit yielded a valuation of $46.5 million. Under Step 2 of FASB ASC 350-20-35, we compared the fair value of the reporting unit to the fair value of the reporting unit's net assets and determined that all of the goodwill attributable to the Grupo Finmart reporting unit ($73.9 million) should be impaired. This impairment was included in "Loss from discontinued operations, net of tax" in the condensed consolidated statements of operations during the three-months ended March 31, 2016. No other assets held by Grupo Finmart were determined to be impaired as of March 31, 2016. Our Grupo Finmart reporting unit was classified as a discontinued operation held for sale during the three-months ended June 30, 2016 as discussed in Note 2.
See Note 3 for additional information regarding goodwill acquired in business combinations.

NOTE 7: LONG-TERM DEBT
The following table presents our long-term debt instruments outstanding as of June 30, 2016 and 2015 and September 30, 2015:

	June 30, 2016		June 30, 2015		September 30, 2015
	Carrying Amount	Debt (Discount) and (Issuance Costs)	Carrying Amount	Debt (Discount) Premium and (Issuance Costs)	Carrying Amount	Debt (Discount) and (Issuance Costs)

	(in thousands)
Recourse to EZCORP:
2.125% Cash convertible senior notes due 2019	$195,221	$(34,779)	$184,765	$(45,235)	$187,471	$(42,529)
Cash convertible senior notes due 2019 embedded derivative	16,200	—	23,160	—	10,505	—
Non-recourse to EZCORP*:
8.2% Secured foreign currency debt up to $14 million due 2016 (a) (b)	5	(47)	1,445	(321)	938	(204)
14.5% Secured foreign currency debt up to $16 million due 2017 (a)	14,821	—	19,157	—	17,567	—
5.8% Consumer loans facility due 2019 (b)	25,669	(1,085)	43,900	(2,652)	40,493	(2,196)
8.5% Unsecured notes due 2015	—	—	12,404	(114)	12,330	(42)
10% Unsecured notes due 2015	—	—	—	—	1,500	—
11% Unsecured notes due 2015	—	—	4,218	—	3,868	—
17% Secured notes due 2015 consolidated from VIEs	—	—	21	—	—	—
10% Unsecured notes due 2016	1,500	—	821	—	1,885	—
12% Secured notes due 2016	—	—	3,216	22	2,928	—
13% Unsecured notes due 2016	—	—	639		1,171	—
15% Unsecured notes due 2016	3,560	—	—	—	233	—
15% Secured notes due 2016 consolidated from VIEs	2,234	—	7,098	—	5,397	—
18% Unsecured notes due 2016	5,389	—	—	—	—	—
10% Unsecured notes due 2017	162	—	—	—	—	—
11% Secured notes due 2017 consolidated from VIEs (c)	29,959	—	66,121	—	56,113	—
12% Secured notes due 2017	2,021	—	—	—	—	—
13.5% Unsecured notes due 2017	4,940	—	—	—	—	—
14.5% Secured notes due 2017 consolidated from VIEs	8,650	—	13,575	—	11,754	—
15% Unsecured notes due 2017	2,114	—	—	—	—	—
12.4% Secured notes due 2020	16,047	(175)	18,901	(320)	17,358	(268)
Total	328,492	(36,086)	399,441	(48,620)	371,511	(45,239)
Less current portion	80,248	—	69,054	22	74,345	—
Total long-term debt	$248,244	$(36,086)	$330,387	$(48,642)	$297,166	$(45,239)

*
Even though Grupo Finmart debt may be non-recourse to EZCORP, a default on more than $25 million of such debt could constitute an event of default under our Cash Convertible Notes (described below). See "Part II, Item 1A — Risk Factors." Additionally, as of June 30, 2016, Grupo Finmart was classified as held for sale in our condensed consolidated balance sheets. These amounts are included in "Current liabilities held for sale" and "Non-current liabilities held for sale" in our condensed consolidated balance sheets. For further discussion see Note 2.

(a)	Maximum amounts of debt are translated from Mexican pesos to United States dollars as of the most current period end date in which outstanding debt is presented.

(b)	Interest is charged at the Mexican Interbank Equilibrium rate (“TIIE”) plus an applicable margin. The rate presented is as of June 30, 2016.

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
Cash Convertible Notes Embedded Derivative
We account for the cash conversion feature of the Cash Convertible Notes as a separate derivative instrument (the “Cash Convertible Notes Embedded Derivative”), which had a fair value of $46.5 million on the issuance date that was recognized as the original issue discount of the Cash Convertible Notes. This original issue discount is being amortized to interest expense over the term of the Cash Convertible Notes using the effective interest method. As of June 30, 2016 and 2015 and September 30, 2015, the Cash Convertible Notes Embedded Derivative was recorded as a non-current liability under "Long-term debt, less current maturities" in our condensed consolidated balance sheets, and will be marked to market in subsequent reporting periods. The classification of the Cash Convertible Notes Embedded Derivative liability as current or non-current on the condensed consolidated balance sheets corresponds with the classification of the net balance of the Cash Convertible Notes as discussed below.
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
Impact of Early Conversion Conditions on Financial Statements
As of June 30, 2016, the Cash Convertible Notes were not convertible because the Early Conversion Conditions described above had not been met. Accordingly, the net balance of the Cash Convertible Notes was classified as a non-current liability in our condensed consolidated balance sheets as of June 30, 2016 and 2015 and September 30, 2015. The classification of the Cash Convertible Notes as current or non-current in the condensed consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the Early Conversion Conditions has been met.
If any of the Early Conversion Conditions is met in any future fiscal quarter, we would classify our net liability under the Cash Convertible Notes as a current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If none of the Early Conversion Conditions have been met in a future fiscal quarter prior to the one year period immediately preceding the Maturity Date, we would classify our net liability under the Cash Convertible Notes as a non-current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their Cash Convertible Notes prior to maturity, any unamortized discount and transaction costs will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on June 30, 2016, we would have recorded an expense of $34.8 million associated with the conversion, comprised of $29.5 million of unamortized debt discount and $5.3 million of unamortized debt issuance costs. As of June 30, 2016, none of the note holders had elected to convert their Cash Convertible Notes.
Cash Convertible Notes Hedges
In connection with the issuance of the Cash Convertible Notes, we purchased cash-settled call options (the “Cash Convertible Notes Hedges”) in privately negotiated transactions with certain of the initial purchasers or their affiliates (in this capacity, the “Option Counterparties”). The Cash Convertible Notes Hedges provide us with the option to acquire, on a net settlement basis, approximately 14.3 million shares of our Class A Common Stock at a strike price of $16.065, which is equal to the number of shares of our Class A Common Stock that notionally underlie the Cash Convertible Notes and corresponds to the Conversion Price of the Cash Convertible Notes. The Cash Convertible Notes Hedges have an expiration date that is the same as the Maturity Date of the Cash Convertible Notes, subject to earlier exercise. The Cash Convertible Notes Hedges have customary anti-dilution provisions similar to the Cash Convertible Notes. If we exercise the Cash Convertible Notes Hedges, the aggregate amount of cash we will receive from the option counterparties to the Cash Convertible Notes Hedges will cover the aggregate amount of cash that we would be required to pay to the holders of the converted Cash Convertible Notes, less the principal amount thereof. As of June 30, 2016, we have not purchased any shares under the Cash Convertible Notes Hedges.
The aggregate cost of the Cash Convertible Notes Hedges was $46.5 million (or $21.3 million net of the total proceeds from the Warrants sold, as discussed below). The Cash Convertible Notes Hedges are accounted for as a derivative asset and are recorded in the condensed consolidated balance sheets at their estimated fair value under "Other assets, net." The Cash Convertible Notes Embedded Derivative liability and the Cash Convertible Notes Hedges asset will be adjusted to fair value each reporting period and unrealized gains and losses will be reflected in the condensed consolidated statements of operations. The Cash Convertible Notes Embedded Derivative and the Cash Convertible Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments are expected to offset and not have a net impact on the condensed consolidated statements of operations. See Note 14 for discussion of fair value of the Cash Convertible Notes Embedded Derivative liability and the Cash Convertible Notes Hedges asset.
The classification of the Cash Convertible Notes Hedges asset as current or long-term on the condensed consolidated balance sheets corresponds with the classification of the Cash Convertible Notes, which is evaluated at each balance sheet date and may change from time to time depending on whether any of the Early Conversion Conditions has been met.

Cash Convertible Notes Warrants
In connection with the issuance of the Cash Convertible Notes, we also sold net-share-settled warrants (the “Warrants”) in privately negotiated transactions with the Option Counterparties for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share, for total proceeds of $25.1 million, net of issuance costs, which was recorded as an increase in stockholders' equity. The Warrants have customary anti-dilution provisions similar to the Cash Convertible Notes. As a result of the Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter. The Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the Warrants, we will issue shares of Class A Common Stock to the purchasers of the Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement. As of June 30, 2016, there were 14.3 million warrants outstanding.
Cash Convertible Notes Interest Expense
Total interest expense attributable to the Cash Convertible Notes for the three-months ended June 30, 2016 and 2015 was $3.9 million and $3.6 million, respectively, comprised of contractual interest expense of $1.2 million and $1.2 million, respectively, and debt discount and deferred financing cost amortization of $2.7 million and $2.4 million, respectively.
Total interest expense attributable to the Cash Convertible Notes for the nine-months ended June 30, 2016 and 2015 was $11.6 million and $11.0 million, respectively, comprised of contractual interest expense of $3.7 million and $3.7 million, respectively, and debt discount and deferred financing cost amortization of $7.9 million and $7.3 million, respectively. The effective interest rate approximates 8% after inclusion of deferred financing costs upon adoption of ASU 2015-03, from the effective interest rate of approximately 7% during fiscal 2015.
As of June 30, 2016, the remaining unamortized issuance discount and costs will be amortized over the next three years assuming no early conversion.
Non-Recourse Debt to EZCORP
Non-recourse debt amounts in the table above represent Grupo Finmart’s third-party debt, including secured notes consolidated from VIEs. Amounts due in Mexican pesos are translated each reporting period. Effective interest rates approximate stated rates. As of June 30, 2016, Grupo Finmart was classified as held for sale and all operations of Grupo Finmart were classified as discontinued operations. For further discussion see Note 2.
Secured Foreign Currency Debt, Secured Notes not Consolidated from VIEs and Unsecured Notes
Foreign currency debt and secured notes (not including secured notes consolidated from VIEs, which are discussed below) are secured by Grupo Finmart's loan portfolio or collateralized cash at Grupo Finmart’s option. As of June 30, 2016 and 2015, Grupo Finmart’s secured foreign currency debt and notes, excluding secured notes consolidated from VIEs, were secured by consumer loans totaling $32.7 million and $35.2 million, respectively, and collateralized cash totaling $1.9 million and $8.6 million, respectively, included in “Current assets held for sale” and “Non-current assets held for sale” in our condensed consolidated balance sheets. All unsecured notes are collateralized with Grupo Finmart’s assets.
During the nine-months ended June 30, 2016, Grupo Finmart issued $6.1 million of 13.5% unsecured notes due September 2016 (repayment term extended through 2017 during the three-months ended March 31, 2016), $6.1 million of 18% unsecured notes due September 2016 and $1.0 million of 15% unsecured notes due January 2017 (net of repayments during the quarter). Amounts of debt issued are stated at exchange rates in effect at time of issuance.
During the nine-months ended June 30, 2016, Grupo Finmart repaid the following amounts of debt that were outstanding as of September 30, 2015: the remaining $0.9 million 8.2% secured foreign currency debt due 2016; $12.3 million 8.5% unsecured notes due 2015; $1.5 million 10% unsecured notes due 2015; $3.9 million 11% unsecured notes due 2015; $2.9 million 12% secured notes due 2016; and $1.2 million 13% unsecured notes due 2016. Such amounts include the impact of foreign exchange effects and amortization of deferred costs. In addition, portions of other debt amounts still outstanding as of June 30, 2016 were repaid.
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

The secured notes consolidated from VIEs contain certain prepayment clauses. Where the collections on consumer loans held by the VIEs are greater than anticipated in future reporting periods, we expect an accelerated repayment of the secured notes. See Note 2 for assets and liabilities of consolidated variable interest entities included in our condensed consolidated balance sheets.
During the nine-months ended June 30, 2016, the VIEs repaid a net $32.4 million of debt that was outstanding as of September 30, 2015, including the impact of foreign exchange effects and amortization of deferred costs.
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
NOTE 8: STOCK COMPENSATION
During fiscal 2015, we granted awards to employees based upon underlying shares that were not issued, and therefore we accounted for these as phantom share-based awards under FASB ASC 718-30. These awards were classified as a current liability and recorded at their fair value of $3.9 million in “Accounts payable, accrued expenses and other current liabilities” in our condensed consolidated balance sheets as of September 30, 2015. During the six-months ended March 31, 2016, we issued sufficient shares to allow treatment of these phantom share-based awards as equity awards under FASB ASC 718-20 and reclassified these awards to "Additional paid-in capital" in our condensed consolidated balance sheets. We continue recognizing compensation costs for these awards based on the original grant date fair value as the fair value of these awards have declined since the issuance and thus there were no incremental compensation costs. See Note 14 for additional information regarding the phantom share-based awards.
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
In March 2016, we granted 961,718 restricted stock unit awards (exclusive of canceled and replaced awards discussed below) to employees which were allocated based on the October 1, 2015 price of $6.17 per share and 130,000 restricted stock awards to non-employee directors with a grant date fair value of $2.96 per share. The awards granted to employees vest on September 30, 2018 subject to the achievement of certain performance targets. As of June 30, 2016, we considered the achievement of these performance targets probable. The awards granted to non-employee directors vest over two years, 50% on September 30, 2016 and 50% on September 30, 2017. We record compensation costs ratably over the requisite service periods for these awards.
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

NOTE 9: TEMPORARY EQUITY AND NONCONTROLLING INTEREST
The following table provides a summary of the activity in our temporary equity and noncontrolling interest balances during the nine-months ended June 30, 2016 and 2015:

	Common Stock, Subject to Possible Redemption	Redeemable Noncontrolling Interest	Total Temporary Equity	Noncontrolling Interest

	(in thousands)
Balance as of September 30, 2014	$—	$22,757	$22,757	$—
Sale of additional shares to parent	—	541	541
Issuance of common stock, subject to possible redemption	11,696	—	11,696	—
Net loss attributable to noncontrolling interest	—	(3,230)	(3,230)	—
Foreign currency translation adjustment attributable to noncontrolling interest	—	(3,853)	(3,853)	—
Amounts reclassified from accumulated other comprehensive loss	—	103	103	—
Balances as of June 30, 2015	$11,696	$16,318	$28,014	$—

Balances as of September 30, 2015	$11,696	$2,532	$14,228	$—
Repurchase of redeemable common stock	(11,696)	—	(11,696)	—
Acquisition of noncontrolling interest	—	—	—	246
Net loss attributable to noncontrolling interest	—	(4,674)	(4,674)	(450)
Foreign currency translation adjustment attributable to noncontrolling interest	—	(269)	(269)	(2)
Amounts reclassified from accumulated other comprehensive loss	—	1	1	—
Balances as of June 30, 2016	$—	$(2,410)	$(2,410)	$(206)
Common Stock, Subject to Possible Redemption
On February 19, 2015, we completed the acquisition of 12 pawn stores in Central Texas doing business under the "Cash Pawn" brand. The aggregate purchase price for the acquisition was $16.5 million, comprised of $5.0 million cash and 1,168,456 shares of our Class A Non-voting Common Stock (the "Shares"), valued at $10.01 per share less a $0.2 million "Holding Period Adjustment." The Shares were issued in an unregistered private placement transaction pursuant to Section 4(a)(2) of the Securities Act of 1933 to a small number of related individuals and entities (the "Sellers") who were either "accredited investors" or "sophisticated investors." On the first anniversary of the closing date, the Sellers exercised their right to require us to repurchase the Shares for an aggregate price of $11.8 million (the "Put Option").
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
Grupo Finmart
On January 30, 2012, we acquired a 60% interest in Grupo Finmart. On June 30, 2014, we acquired an additional 16% of the ordinary shares outstanding of Grupo Finmart, increasing our ownership percentage to 76%. On August 31, 2015, we acquired an additional 18% of the outstanding ordinary shares of Grupo Finmart, increasing our ownership percentage to 94%. The holders of the remaining 6% of the outstanding ordinary shares of Grupo Finmart have the right, exercisable once in fiscal 2016 and once in fiscal 2017, to require us to purchase their remaining shares at a purchase price based on an independent valuation of the business. See Note 2 for discussion of our classification of Grupo Finmart as held for sale and Note 18 for discussion of the definitive agreement to sell the business entered into effective July 1, 2016.

Noncontrolling Interest
During the nine-months ended June 30, 2016, a consolidated subsidiary included in the Other International segment began operations in building an IT marketing platform to provide targeted solutions for our pawn customers. The noncontrolling interest is attributable to the 40% of this subsidiary held by the minority shareholder.
NOTE 10: INCOME TAXES
The effective tax rate from continuing operations for the three and nine-months ended June 30, 2016 was 27% and 57%, respectively, of income (loss) from continuing operations before income taxes compared to 79% and 46%, respectively, for the three and nine-months ended June 30, 2015. The increase in effective tax rate was primarily the result of second quarter return to provision adjustments.
In March 2016, we received $34.2 million as a result of the carryback of fiscal 2015 tax net operating losses.
NOTE 11: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. We are unable to determine the ultimate outcome of any current litigation or regulatory actions. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations or liquidity. We have not recorded a liability for any of these matters as of June 30, 2016 because we do not believe at this time that any loss is probable or that the amount of any probable loss can be reasonably estimated. The following is a description of significant proceedings.
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
On March 4, 2016, the plaintiff filed a Second Amended Derivative Complaint against Mr. Roberts, Mr. Cohen, Madison Park, MS Pawn Corporation and MS Pawn Limited Partnership with EZCORP, Inc., as nominal defendant. The case has now moved into the discovery stage.
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
On April 27 2015, the defendants filed motions to dismiss, and the parties submitted their respective supporting and opposing briefs. On March 31, 2016, the Court granted in part and denied in part the defendants' motions to dismiss. Specifically, it dismissed the Section 10(b) and Rule 10b-5 claims insofar as they were based on (1) the alleged misstatements about the nature of and approval process related to the Company's consulting relationship with Madison Park, (2) the alleged misstatements regarding the impairment of the Company's investment in Albemarle & Bond, and (3) some of the alleged misstatements about Cash Genie. The Section 10(b) and Rule 10b-5 claims survived the motions to dismiss insofar as they were based on certain alleged misstatements about Cash Genie. The Section 20(a) claims also survived the motions to dismiss. The case has now moved into the discovery stage.
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
On January 11, 2016, the plaintiffs filed an Amended Class Action Complaint (the "Amended Complaint"). In the Amended Complaint, the plaintiffs seek to represent a class of purchasers of our Class A Common Stock between November 6, 2015 and October 20, 2015. The Amended Complaint asserts that the Company and Mr. Kuchenrither violated Section 10(b) of the Securities Exchange Act and Rule 10b-5, issued materially false or misleading statements throughout the proposed class period concerning the Company and its internal controls, specifically regarding the financial performance of Grupo Finmart. The plaintiffs also allege that Mr. Kuchenrither, as a controlling person of the Company, violated Section 20(a) of the Securities Exchange Act. The Amended Complaint does not assert any claims against Mr. Grimshaw. On February 25, 2016, defendants filed a motion to dismiss the lawsuit. The plaintiff filed an opposition to the motion to dismiss on April 11, 2016, and the defendants filed their reply on May 11, 2016. The Court held a hearing on the motion to dismiss on June 22, 2016, and the parties are waiting on the Court's decision.
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
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our condensed consolidated financial statements. The following tables present operating segment information for the three and nine-months ended June 30, 2016 and 2015, including reclassifications discussed in Note 1 and adjustments to reflect reclassification of all discontinued operations including Grupo Finmart discussed in Note 2.

	Three Months Ended June 30, 2016
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$79,826	$14,187	$1	$94,014	$—	$94,014
Jewelry scrapping sales	10,918	312	—	11,230	—	11,230
Pawn service charges	54,395	8,078	—	62,473	—	62,473
Consumer loan fees and interest	—	—	2,201	2,201	—	2,201
Other revenues	39	157	36	232	—	232
Total revenues	145,178	22,734	2,238	170,150	—	170,150
Merchandise cost of goods sold	50,586	9,554	—	60,140	—	60,140
Jewelry scrapping cost of goods sold	8,845	265	—	9,110	—	9,110
Consumer loan bad debt	—	—	506	506	—	506
Net revenues	85,747	12,915	1,732	100,394	—	100,394
Segment and corporate expenses (income):
Operations	62,733	8,744	1,695	73,172	—	73,172
Administrative	—	—	—	—	14,481	14,481
Depreciation and amortization	2,888	720	56	3,664	2,610	6,274
(Gain) loss on sale or disposal of assets	(51)	(13)	—	(64)	23	(41)
Interest expense	—	25	—	25	3,911	3,936
Interest income	(1)	(23)	—	(24)	(26)	(50)
Equity in net income of unconsolidated affiliate	—	—	(1,694)	(1,694)	—	(1,694)
Other expense (income)	—	759	—	759	(259)	500
Segment contribution	$20,178	$2,703	$1,675	$24,556
Income from continuing operations before income taxes				$24,556	$(20,740)	$3,816

	Three Months Ended June 30, 2015
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$77,126	$15,447	$564	$93,137	$—	$93,137
Jewelry scrapping sales	9,614	886	88	10,588	—	10,588
Pawn service charges	49,609	7,990	—	57,599	—	57,599
Consumer loan fees and interest	—	—	2,708	2,708	—	2,708
Other revenues	162	274	151	587	—	587
Total revenues	136,511	24,597	3,511	164,619	—	164,619
Merchandise cost of goods sold	50,083	11,027	350	61,460	—	61,460
Jewelry scrapping cost of goods sold	7,648	867	65	8,580	—	8,580
Consumer loan bad debt	—	—	771	771	—	771
Net revenues	78,780	12,703	2,325	93,808	—	93,808
Segment and corporate expenses (income):
Operations	58,902	10,801	1,752	71,455	—	71,455
Administrative	—	—	—	—	16,860	16,860
Depreciation and amortization	3,707	1,097	160	4,964	2,573	7,537
Loss (gain) on sale or disposal of assets	60	7	(1)	66	16	82
Restructuring	—	—	—	—	37	37
Interest expense	3	7	—	10	3,773	3,783
Interest income	(10)	(30)	—	(40)	(44)	(84)
Equity in net income of unconsolidated affiliate	—	—	(1,822)	(1,822)	—	(1,822)
Other (income) expense	12	352	(10)	354	(576)	(222)
Segment contribution	$16,106	$469	$2,246	$18,821
Loss from continuing operations before income taxes				$18,821	$(22,639)	$(3,818)

	Nine Months Ended June 30, 2016
	U.S. Pawn		Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$266,560		$45,376	$5	$311,941	$—	$311,941
Jewelry scrapping sales	32,117		1,493	21	33,631	—	33,631
Pawn service charges	169,630		23,567	—	193,197	—	193,197
Consumer loan fees and interest	—		—	6,603	6,603	—	6,603
Other revenues	281	—	231	36	548	—	548
Total revenues	468,588		70,667	6,665	545,920	—	545,920
Merchandise cost of goods sold	164,288		30,442	1	194,731	—	194,731
Jewelry scrapping cost of goods sold	27,033		1,222	16	28,271	—	28,271
Consumer loan bad debt	—		—	1,549	1,549	—	1,549
Net revenues	277,267		39,003	5,099	321,369	—	321,369
Segment and corporate expenses (income):
Operations	187,518		28,961	4,967	221,446	—	221,446
Administrative	—		—	—	—	50,085	50,085
Depreciation and amortization	9,489		2,285	163	11,937	8,485	20,422
Loss on sale or disposal of assets	502		116	—	618	23	641
Restructuring	982		543	202	1,727	183	1,910
Interest expense	125		103	—	228	11,786	12,014
Interest income	(2)		(23)	—	(25)	(41)	(66)
Equity in net income of unconsolidated affiliate	—		—	(5,626)	(5,626)	—	(5,626)
Other expense	—		808	3	811	4	815
Segment contribution	$78,653		$6,210	$5,390	$90,253
Income from continuing operations before income taxes					$90,253	$(70,525)	$19,728

	Nine Months Ended June 30, 2015
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$259,040	$49,910	$1,678	$310,628	$—	$310,628
Jewelry scrapping sales	44,012	3,210	299	47,521	—	47,521
Pawn service charges	158,961	23,035	—	181,996	—	181,996
Consumer loan fees and interest	—	—	7,517	7,517	—	7,517
Other revenues	570	783	694	2,047	—	2,047
Total revenues	462,583	76,938	10,188	549,709	—	549,709
Merchandise cost of goods sold	170,190	35,191	1,049	206,430	—	206,430
Jewelry scrapping cost of goods sold	34,444	2,948	217	37,609	—	37,609
Consumer loan bad debt	—	—	2,197	2,197	—	2,197
Net revenues	257,949	38,799	6,725	303,473	—	303,473
Segment and corporate expenses (income):
Operations	176,329	31,727	5,279	213,335	—	213,335
Administrative	—	—	—	—	44,212	44,212
Depreciation and amortization	10,766	3,442	513	14,721	7,727	22,448
Loss (gain) on sale or disposal of assets	77	264	(1)	340	385	725
Restructuring	—	—	—	—	763	763
Interest expense	16	9	—	25	12,431	12,456
Interest income	(41)	(54)	—	(95)	(128)	(223)
Equity in net income of unconsolidated affiliate	—	—	(338)	(338)	—	(338)
Other expense (income)	12	1,072	—	1,084	(131)	953
Segment contribution	$70,790	$2,339	$1,272	$74,401
Income from continuing operations before income taxes				$74,401	$(65,259)	$9,142
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
When we reserve 100% of a Grupo Finmart loan, we charge the loan principal to consumer loan bad debt expense, reduce interest revenue by the amount of unpaid interest theretofore accrued on the loan and cease accruing interest revenue. Future collections are recorded as a reduction of consumer loan bad debt expense (in the case of written-off principal) and an increase in consumer loan fee revenue (in the case of written-off accrued interest) after principal has been recovered. Long-term unsecured consumer loan bad debt expense is included in "Loss from discontinued operations, net of tax" in our condensed consolidated statements of operations.
Grupo Finmart provides an allowance for losses on performing, in-payroll loans and related interest receivable based on historical collection experience. Changes in the principal and interest receivable valuation allowances are charged to "Loss from discontinued operations, net of tax" in our condensed consolidated statements of operations.

The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented and excludes items such as non-sufficient funds fees, repossession fees, auction fees and interest:

Description	Allowance Balance at Beginning of Period	Charge-offs	Recoveries	Provision (Benefit)	Translation Adjustment	Allowance Balance at End of Period (a)	Financing Receivable at End of Period (a)

	(in thousands)
Unsecured short-term consumer loans: (b)
Three Months Ended June 30, 2016	$8,459	$(928)	$653	$249	$(639)	$7,794	$9,946
Three Months Ended June 30, 2015	12,217	(7,159)	3,160	4,129	593	12,940	29,214
Nine Months Ended June 30, 2016	11,498	(5,157)	2,862	(251)	(1,158)	7,794	9,946
Nine Months Ended June 30, 2015	14,645	(23,239)	9,946	11,987	(399)	12,940	29,214
Secured short-term consumer loans: (c)
Three Months Ended June 30, 2016	$—	$—	$—	$—	$—	$—	$—
Three Months Ended June 30, 2015	816	(9,983)	9,135	752	—	720	5,464
Nine Months Ended June 30, 2016	2,004	(2,229)	436	(211)	—	—	—
Nine Months Ended June 30, 2015	1,049	(37,375)	33,872	3,174	—	720	5,464
Unsecured long-term consumer loans: (a)
Three Months Ended June 30, 2016	$69,599	$(1,021)	$—	$5,951	$(4,780)	$69,749	$141,158
Three Months Ended June 30, 2015	44,721	(2,894)	255	2,855	(1,228)	43,709	163,167
Nine Months Ended June 30, 2016	50,645	(2,234)	—	26,185	(4,847)	69,749	141,158
Nine Months Ended June 30, 2015	38,087	(3,162)	255	14,518	(5,989)	43,709	163,167

(a)
These amounts are included in "Current assets held for sale" and "Non-current assets held for sale" in our condensed consolidated balance sheets and pertain to Grupo Finmart consumer loans. See Note 2 for further detail on discontinued operations.

(b)
No aging allowance disclosure provided for these amounts as our policy is to charge-off all amounts on the first day after the due date. These amounts primarily include activity pertaining to our Canadian operations in the Other International segment and are included in "Prepaid expenses and other current assets" in our condensed consolidated balance sheets.

(c)
As a result of our discontinuance of USFS, our secured short-term consumer loan balance was reduced to zero as of December 31, 2015. As such, no further aging allowance disclosure has been provided for these amounts. See Note 2 for further detail on discontinued operations. These amounts are included in "Prepaid expenses and other current assets" in our condensed consolidated balance sheets.

The following table presents an aging analysis of past due financing receivables held by Grupo Finmart and included in "Current assets held for sale" and "Non-current assets held for sale" in our condensed consolidated balance sheets:

	Days Past Due				Total Past Due	Current Receivable	Translation Adjustment	Total Financing Receivable	Allowance Balance	Recorded Investment > 90 Days Accruing
	1-30	31-60	61-90	>90

	(in thousands)
Unsecured long-term consumer loans:
June 30, 2016
Performing loans	$4,083	$1,705	$1,591	$2,723	$10,102	$65,066	$—	$75,168	$3,759	$2,723
Non-performing loans	841	683	918	61,051	63,493	2,497	—	65,990	65,990	—
	$4,924	$2,388	$2,509	$63,774	$73,595	$67,563	$—	$141,158	$69,749	$2,723
June 30, 2015
Performing loans	$10,448	$6,038	$2,627	$3,689	$22,802	$102,072	$828	$125,702	$6,244	$3,689
Non-performing loans	485	484	825	34,006	35,800	1,665	—	37,465	37,465	—
	$10,933	$6,522	$3,452	$37,695	$58,602	$103,737	$828	$163,167	$43,709	$3,689
September 30, 2015
Performing loans	$6,783	$6,179	$6,776	$5,766	$25,504	$87,272	$—	$112,776	$5,128	$5,766
Non-performing loans	553	701	613	41,670	43,537	1,980	—	45,517	45,517	—
	$7,336	$6,880	$7,389	$47,436	$69,041	$89,252	$—	$158,293	$50,645	$5,766
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

Recurring Fair Value Measurements
The tables below present our financial assets (liabilities) that were measured at fair value on a recurring basis as of June 30, 2016 and 2015 and September 30, 2015:

	June 30, 2016	Fair Value Measurements Using
Financial assets (liabilities)		Level 1	Level 2	Level 3

	(in thousands)
Foreign currency forwards	$7,044	$—	$7,044	$—
Cash Convertible Notes Hedges	16,200	—	16,200	—
Cash Convertible Notes Embedded Derivative	(16,200)	—	(16,200)	—
Net financial assets	$7,044	$—	$7,044	$—

	June 30, 2015	Fair Value Measurements Using
Financial assets (liabilities)		Level 1	Level 2	Level 3

	(in thousands)
Foreign currency forwards	$11,273	$—	$11,273	$—
Holding Period Adjustment	47	—	47	—
Cash Convertible Notes Hedges	23,160	—	23,160	—
Cash Convertible Notes Embedded Derivative	(23,160)	—	(23,160)	—
Contingent consideration	(2,836)	—	—	(2,836)
Net financial assets (liabilities)	$8,484	$—	$11,320	$(2,836)

	September 30, 2015	Fair Value Measurements Using
Financial assets (liabilities)		Level 1	Level 2	Level 3

	(in thousands)
Foreign currency forwards	$14,169	$—	$14,169	$—
Holding Period Adjustment	4	—	4	—
Cash Convertible Notes Hedges	10,505	—	10,505	—
Cash Convertible Notes Embedded Derivative	(10,505)	—	(10,505)	—
Phantom share-based awards	(3,932)	—	—	(3,932)
Contingent consideration	(2,601)	—	—	(2,601)
Net financial assets (liabilities)	$7,640	$—	$14,173	$(6,533)
We measured the value of the forward currency forwards using Level 2 inputs such as estimations of expected cash flows, appropriately risk-adjusted discount rates and available observable inputs (term of the forward, notional amount, discount rates based on local and foreign rate curves, and a credit value adjustment to consider the likelihood of nonperformance). Forward contracts were recorded in the condensed consolidated balance sheets under “Current assets held for sale” and "Non-current assets held for sale."
We measured the fair value of the Holding Period Adjustment using an option pricing model based on observable Level 1 and Level 2 inputs such as conversion price of underlying shares, current share price, implied volatility, risk free interest rate and other factors. The Holding Period Adjustment was recorded in the condensed consolidated balance sheets under "Other assets, net" and had no value as of June 30, 2016.
We measured the fair value of the Cash Convertible Notes Hedges and the Cash Convertible Notes Embedded Derivative using an option pricing model based on observable Level 1 and Level 2 inputs such as conversion price of underlying shares, current share price, implied volatility, risk free interest rate and other factors. The Cash Convertible Notes Hedges were recorded in the condensed consolidated balance sheets under “Other assets, net.” The Cash Convertible Notes Embedded Derivative was recorded in the condensed consolidated balance sheets under “Long-term debt, less current maturities.”
On April 26, 2013, Grupo Finmart purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company. The total purchase price was performance-based and was to be determined over a period of four years from the date of purchase and was initially due on January 2, 2017 based on interest income generated by the acquired portfolios and new loans made through Fondo ACH's contractual relationships. We previously used an income approach to measure the fair value of the contingent consideration using a probability-weighted discounted cash flow approach. Some of the significant inputs used for the valuation were not observable in the market and are thus were Level 3 inputs. Contingent consideration was recorded in the condensed consolidated balance sheets under "Current liabilities held for sale" and "Non-current liabilities held for sale." During the three-months ended June 30, 2016, we negotiated a final settlement amount of the contingent consideration and recorded a valuation adjustment of $1.1 million, included in "Loss from discontinued operations, net of tax" in our condensed consolidated statements of operations, to arrive at the $1.5 million balance of the contingent consideration liability.
During fiscal 2015, we granted awards to employees based upon underlying shares that were not issued, and therefore we accounted for these as phantom share-based awards under FASB ASC 718-30. These awards are recorded in the condensed consolidated balance sheets under “Accounts payable, accrued expenses and other current liabilities” for unvested share-based payment awards. The fair value of fiscal 2015 phantom share-based awards that were estimated using the Monte Carlo simulation model incorporated the closing share price of our Class A Common Stock on the date of grant (considered, for this purpose, to be October 1, 2014), as well as the following assumptions, which we consider to be Level 3 inputs under the fair value hierarchy:

Expected volatility of EZCORP, Inc. Class A Common Stock	49.7%
Risk-free interest rate	1.9%
Expected term in years	6
Cost of equity	11.5%
Dividend yield	—
During the nine-months ended June 30, 2016, we settled and released $0.1 million of phantom share-based awards and reclassified $3.8 million of phantom share-based awards from liability awards to equity awards recorded in the condensed consolidated balance sheets under "Additional paid-in capital" reducing our balance in phantom share-based awards to zero as of March 31, 2016.
There were no transfers in or out of Level 1 or Level 2 for financial assets or liabilities measured at fair value on a recurring basis during the periods presented.

Financial Assets, Temporary Equity and Financial Liabilities Not Measured at Fair Value
Our financial assets, temporary equity and financial liabilities as of June 30, 2016 and 2015 and September 30, 2015 that were not measured at fair value in our condensed consolidated balance sheets, inclusive of Grupo Finmart balances as discussed in Note 2, are as follows:

	Carrying Value	Estimated Fair Value
	June 30, 2016	June 30, 2016	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$29,380	$29,380	$29,380	$—	$—
Cash and cash equivalents — discontinued operations*	1,728	1,728	1,728	—	—
Restricted cash	5,000	5,000	5,000	—	—
Restricted cash — discontinued operations*	11,654	11,654	11,654	—	—
Pawn loans	160,269	160,269	—	—	160,269
Consumer loans, net — discontinued operations*	19,905	34,896	—	—	34,896
Pawn service charges receivable, net	29,643	29,643	—	—	29,643
Consumer loan fees and interest receivable, net — discontinued operations*	11,390	11,390	—	—	11,390
Investment in unconsolidated affiliate	57,656	49,194	49,194	—	—
Restricted cash, non-current — discontinued operations*	2,226	2,226	2,226	—	—
Non-current consumer loans, net — discontinued operations*	51,504	90,291	—	—	90,291
	$380,355	$425,671	$99,182	$—	$326,489

Temporary equity:
Redeemable noncontrolling interest — discontinued operations*	$(2,410)	$3,109	$—	$—	$3,109

Financial liabilities:
Cash Convertible Notes	$195,221	$190,762	$—	$190,762	$—
Foreign currency debt — discontinued operations*	14,826	15,079	—	15,079	—
Consumer loans facility due 2019 — discontinued operations*	25,669	25,894	—	25,894	—
Foreign currency unsecured notes — discontinued operations*	17,665	17,772	—	17,772	—
Foreign currency secured notes — discontinued operations*	18,068	18,722	—	18,722	—
Secured notes consolidated from VIEs — discontinued operations*	40,843	37,779	—	37,779	—
	$312,292	$306,008	$—	$306,008	$—

	Carrying Value	Estimated Fair Value
	June 30, 2015	June 30, 2015	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$113,405	$113,405	$113,405	$—	$—
Cash and cash equivalents — discontinued operations*	982	982	982	—	—
Restricted cash	218	218	218	—	—
Restricted cash — discontinued operations*	27,797	27,797	27,797	—	—
Pawn loans	144,377	144,377	—	—	144,377
Consumer loans, net — discontinued operations*	36,719	47,605	—	—	47,605
Pawn service charges receivable, net	26,989	26,989	—	—	26,989
Consumer loan fees and interest receivable, net — discontinued operations*	13,595	13,595	—	—	13,595
Investment in unconsolidated affiliate	90,423	81,426	81,426	—	—
Restricted cash, non-current — discontinued operations*	2,978	2,978	2,978	—	—
Non-current consumer loans, net — discontinued operations*	82,739	107,268	—	—	107,268
	$540,222	$566,640	$226,806	$—	$339,834

Temporary equity:
Common Stock, subject to possible redemption	$11,696	$11,241	$—	$—	$11,241
Redeemable noncontrolling interest — discontinued operations*	16,318	33,297	—	—	33,297
	$28,014	$44,538	$—	$—	$44,538

Financial liabilities:
Cash Convertible Notes	$184,765	$181,746	$—	$181,746	$—
Foreign currency debt — discontinued operations*	20,602	23,667	—	23,667	—
Consumer loans facility due 2019 — discontinued operations*	43,900	45,843	—	45,843	—
Foreign currency unsecured notes — discontinued operations*	18,082	18,536	—	18,536	—
Foreign currency secured notes — discontinued operations*	22,117	25,639	—	25,639	—
Secured notes consolidated from VIEs — discontinued operations*	86,815	83,640	—	83,640	—
	$376,281	$379,071	$—	$379,071	$—

	Carrying Value	Estimated Fair Value
	September 30, 2015	September 30, 2015	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$56,244	$56,244	$56,244	$—	$—
Cash and cash equivalents — discontinued operations*	2,880	2,880	2,880	—	—
Restricted cash	144	144	144	—	—
Restricted cash — discontinued operations*	14,993	14,993	14,993	—	—
Pawn loans	159,964	159,964	—	—	159,964
Consumer loans, net — discontinued operations*	31,824	43,731	—	—	43,731
Pawn service charges receivable, net	30,852	30,852	—	—	30,852
Consumer loan fees and interest receivable, net — discontinued operations*	19,105	19,105	—	—	19,105
Investment in unconsolidated affiliate	56,182	56,182	56,182	—	—
Restricted cash, non-current — discontinued operations*	2,883	2,883	2,883	—	—
Non-current consumer loans, net — discontinued operations*	75,824	104,194	—	—	104,194
	$450,895	$491,172	$133,326	$—	$357,846

Temporary equity:
Common stock, subject to possible redemption	$11,696	$11,438	$—	$—	$11,438
Redeemable noncontrolling interest — discontinued operations*	3,235	5,467	—	—	5,467
	$14,931	$16,905	$—	$—	$16,905

Financial liabilities:
Cash Convertible Notes	$187,471	$169,050	$—	$169,050	$—
Foreign currency debt — discontinued operations*	18,505	19,851	—	19,851	—
Consumer loans facility due 2019 — discontinued operations*	40,493	40,774	—	40,774	—
Foreign currency unsecured notes — discontinued operations*	20,987	20,477	—	20,477	—
Foreign currency secured notes — discontinued operations*	20,286	22,476	—	22,476	—
Secured notes consolidated from VIEs — discontinued operations*	73,264	68,685	—	68,685	—
	$361,006	$341,313	$—	$341,313	$—

*	See Note 1 for discussion of operations discontinued subsequent to the adoption of ASU 2014-08.
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
The inputs used to generate the fair value of our investment in unconsolidated affiliate Cash Converters International were considered Level 1 inputs. These inputs are comprised of (a) the quoted stock price on the Australian Stock Exchange multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate as of the end of our reporting period. We included no control premium for owning a large percentage of outstanding shares. See Note 5 for discussion of the fair value compared to the carrying value of our investment in Cash Converters International.
The fair value of the redeemable noncontrolling interest as of June 30, 2016 was calculated based on the minority interest percentage of the sale price in the definitive agreement as discussed in Note 18. The fair value of the redeemable noncontrolling interest prior to June 30, 2016 was estimated by applying an income approach based on significant Level 3 inputs that are not observable in the market. Key assumptions include discount rates up to 24%, representing the discount that market participants would consider when estimating the fair value of the noncontrolling interest. Significant increases or decreases in the underlying assumptions used to value the redeemable noncontrolling interest could significantly increase or decrease the fair value estimates disclosed above.
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
NOTE 15: DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
See Note 14 for a discussion of the Cash Convertible Notes Hedges and Cash Convertible Notes Embedded Derivative presented below.
During the fiscal years ended September 30, 2015 and 2014, Grupo Finmart entered into cross-currency forward contracts to hedge foreign exchange rate fluctuations in connection with the formation of the VIEs and related transfer of certain loans as described in Note 16. The Company guarantees the future cash outflows of the forward contracts, which are included in the Company’s condensed consolidated balance sheets and adjusted to fair value each reporting period through earnings. As of June 30, 2016, Grupo Finmart is classified as held for sale and all segment operations of Grupo Finmart are classified as discontinued operations. For further discussion see Note 2.
Grupo Finmart received proceeds of $3.6 million, net with the settlement of remaining foreign currency forwards attributable to the cross-border 8.5% unsecured notes due 2015 which were repaid during the three-months ended December 31, 2015.

The following tables set forth certain information regarding our derivative instruments not designated as hedging instruments:

		Fair Value Asset (Liability) of Derivative Instruments
Derivative Instrument	Balance Sheet Location	June 30, 2016	June 30, 2015	September 30, 2015

		(in thousands)
Foreign currency forwards	Current and non-current assets held for sale	7,044	11,273	14,169
Cash Convertible Notes Hedges	Other assets, net	16,200	23,160	10,505
Cash Convertible Notes Embedded Derivative	Long-term debt, less current maturities	(16,200)	(23,160)	(10,505)

		Amount of Unrealized (Loss) Gain on Derivatives
		Three Months Ended June 30,		Nine Months Ended June 30,
Derivative Instrument	Income Statement Location	2016	2015	2016	2015

		(in thousands)
Foreign currency forwards	Loss from discontinued operations, net of tax*	$(650)	$5,846	$(3,568)	$7,710

*	Amount is partially offset by gains and losses caused by related foreign currency fluctuations.

NOTE 16: VARIABLE INTEREST ENTITIES
The Company performs ongoing qualitative assessments of VIEs it is involved with to determine if it has a controlling financial interest in the VIE and therefore is the VIE’s primary beneficiary. If it is determined to be the primary beneficiary, the Company consolidates the VIE in its condensed consolidated financial statements.
Consolidated Variable Interest Entities
During the year ended September 30, 2014 and the first quarter of fiscal 2015, Grupo Finmart participated in the formation of three VIEs that purchased Mexican Peso denominated long-term unsecured Mexican consumer loans originated by Grupo Finmart whose borrowers were Mexican government employees at the time of loan origination. During fiscal 2014 and the first quarter of fiscal 2015, Grupo Finmart completed six transfers of consumer loans to various securitization trusts. We consolidate those securitization trusts under the VIE model. Each VIE issued its notes to third party investors and used the related net proceeds to purchase the loans from Grupo Finmart at a premium over their principal amount. We consolidate these VIEs as we have the power to direct the activities that significantly affect each VIE’s economic performance and have the right to receive benefits or the obligation to absorb losses that could potentially be significant to each VIE. We expect to de-consolidate these VIEs in conjunction with the disposition of Grupo Finmart as discussed in Note 2.
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

Income (principally, interest and fees on loans) earned by our consolidated VIEs was $3.3 million and $7.3 million for the three-months ended June 30, 2016 and 2015, respectively, and $10.6 million and $27.8 million for the nine-months ended June 30, 2016 and 2015, respectively. Related expenses, consisting primarily of interest expense, foreign exchange losses and consumer loan bad debt expense were $3.4 million and $4.2 million for the three-months ended June 30, 2016 and 2015, respectively, and $9.2 million and $21.2 million for the nine-months ended June 30, 2016 and 2015, respectively. These amounts were included in "Loss from discontinued operations, net of tax" in the condensed consolidated statements of operations and do not include intercompany transactions which are eliminated in our condensed consolidated financial statements.
Grupo Finmart Securitization Trust
On February 17, 2014, Grupo Finmart entered into a new securitization transaction to transfer collection rights of certain eligible consumer loans to a bankruptcy remote trust in exchange for cash. The trust received financing as a result of the issuance of debt securities and delivered the proceeds of the financing to Grupo Finmart. The 5.8% consumer loans facility due 2019 debt securities pertaining to the Grupo Finmart Securitization Trust are presented in Note 7. Grupo Finmart is the primary beneficiary of the securitization trust because Grupo Finmart has the power to direct the most significant activities of the trust through its role as servicer of all the receivables held by the trust and through its obligation to absorb losses or receive benefits that could potentially be significant to the trust. Consequently, we consolidate the trust. The assets and liabilities of the Grupo Finmart Securitization Trust described above are presented as held for sale in our condensed consolidated balance sheets and are net of intercompany balances which are eliminated in our condensed consolidated financial statements. See to Note 2 for further detail on Grupo Finmart assets and liabilities held for sale.
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
NOTE 17: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides information on net amounts included under "Pawn service charges receivable, net," "Inventory, net" and "Property and equipment, net" in our condensed consolidated balance sheets:

	June 30, 2016	June 30, 2015	September 30, 2015

	(in thousands)
Gross pawn service charges receivable	$39,688	$36,237	$39,877
Allowance for uncollectible pawn service charges receivable	(10,045)	(9,248)	(9,025)
Pawn service charges receivable, net	$29,643	$26,989	$30,852

Gross inventory	$135,807	$122,540	$131,174
Inventory reserves	(5,439)	(7,257)	(7,090)
Inventory, net	$130,368	$115,283	$124,084

Property and equipment, gross	$210,005	$246,795	$208,472
Accumulated depreciation	(148,804)	(147,442)	(134,534)
Property and equipment, net	$61,201	$99,353	$73,938
The above amounts are exclusive of assets held for sale. See Note 13 for information on Grupo Finmart consumer loans included in "Current assets held for sale" and "Non-current assets held for sale" in our condensed consolidated balance sheets and Note 2 for the gross amounts of Grupo Finmart property and equipment included in "Non-current assets held for sale."
NOTE 18: SUBSEQUENT EVENTS
Effective July 1, 2016 we entered into a definitive agreement (the “Purchase Agreement”) with Alpha Holding, S.A. de C.V. (“AlphaCredit”), pursuant to which AlphaCredit will acquire Grupo Finmart ("Acquired Interests"). The aggregate base purchase price for the Acquired Interests is $50.0 million, subject to adjustments. Certain minority holders will have the option to retain their equity interest in Grupo Finmart by entering into a shareholder agreement negotiated with the buyers, in which case the portion of the purchase price attributable to such equity interests would be retained by the buyers.
Subject to certain escrow amounts, the adjusted purchase price is payable in cash at closing, unless AlphaCredit does not have financing in place at the time the closing conditions have been satisfied, in which case $25.0 million of the purchase price payable to the Company will be deferred. If the deferred payment is utilized, the deferred purchase price payable to the Company will be increased from $25.0 million to $33.1 million and will be payable in full on the first anniversary of the closing, with certain quarterly payments due.
At the closing of the transaction, the intercompany indebtedness owed by Grupo Finmart to certain wholly owned subsidiaries of EZCORP will be restructured into two notes issued by Grupo Finmart and guaranteed by AlphaCredit. Each note will provide for quarterly interest payments and annual principal installments over three years. The note governing the existing Mexican Peso denominated intercompany debt of $8.5 million as of June 30, 2016 will be payable in Mexican Pesos at a 7.5% per annum interest rate, and the note governing the existing U.S. Dollar denominated intercompany debt of $40.2 million as of June 30, 2016 will be payable in U.S. Dollars at a 4% per annum interest rate. The principal balance of these notes will generally be repaid on a schedule approximating 30% during year one, 40% during year two and 30% during year three. Any funding provided by EZCORP or its affiliates to Grupo Finmart between signing and closing will be added to the principal amount of the U.S. Dollar denominated note.
The Purchase Agreement contains provisions granting AlphaCredit and the Company the right to terminate the Purchase Agreement for certain reasons, including, among others, if the closing does not occur on or before September 30, 2016. If all conditions have been satisfied by such time other than approval of the transaction by the Mexican Comisión Federal de Competencia (Federal Competition Commission), then such date will be automatically extended to October 31, 2016.

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
Our vision is to be the market leader in North America, within two years, in responsibly and respectfully meeting our customers' desire for access to cash when they want it. That vision is supported by four key imperatives:

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
The following charts present sources of net revenue including measures of gross profit ("GP") and pawn service charges ("PSC") for the three and nine-months ended June 30, 2016 and 2015:

Pawn Activities
At our pawn stores, we offer secured loans, which are typically small, non-recourse loans collateralized by tangible personal property. As of June 30, 2016, we had an aggregate pawn loan principal balance of $160.3 million. We earn pawn service charge revenue on our pawn loans which varies primarily based upon statutory rates by state and loan valuations.
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
Our inventory is stated at the lower of cost or market. We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance, excluding shrinkage and product protection plan returns as described below, was 3% of gross inventory (a blended rate comprising 4% of gross general merchandise inventory and 1.7% of gross jewelry inventory) as of June 30, 2016, compared to 4.4% (comprising 4.6% of gross general merchandise inventory and 3.9% of gross jewelry inventory) as of June 30, 2015 and 4.1% (comprising 3.8% of gross general merchandise inventory and 3.5% of gross jewelry inventory) as of September 30, 2015. The decrease in valuation allowance from September 30, 2015 to June 30, 2016 is reflective of maintaining similar levels of aged merchandise but higher total inventory balances.

Additional reserves are recorded for estimated unrealized inventory shrinkage and product protection plan returns. Combined these were 1.0% of total gross inventory as of June 30, 2016 compared to 1.6% as of June 30, 2015 and 1.3% as of September 30, 2015.
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
Payroll Withholding Loans — Discontinued Operations
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
On February 8, 2016 in conjunction with ongoing evaluation of our strategic direction, we announced that we were conducting a comprehensive review of strategic options for Grupo Finmart to be completed by the end of the third quarter of fiscal 2016. In April 2016, a special committee of our board of directors comprised entirely of independent directors, after reviewing a variety of strategic alternatives with management and the company's financial advisors, concluded that a sale of the business was the preferred alternative and authorized management to proceed with a process to solicit proposals from interested buyers.
As a result of the decision to sell our Grupo Finmart business, we have classified Grupo Finmart as held for sale as of June 30, 2016 and recast all segment operations of Grupo Finmart as discontinued operations. We recognized no loss on classification as held for sale during the three-months ended June 30, 2016. See Note 2 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements." Effective July 1, 2016, we entered into a definitive agreement to sell the Grupo Finmart business to Alpha Holding, S.A. de C.V. See Note 18 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
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
Revision to Prior Period Financial Statements
During the third quarter of fiscal 2016, we identified an overstatement of our recorded net tax assets. The impact of these overstatements was a $14.3 million decrease to our retained earnings balance as of September 30, 2014. Our analysis of the overstatement indicates that the underlying errors originated in periods prior to fiscal 2013 and relate primarily to the deferred tax balances associated with equity method investments, stock compensation and foreign acquisitions. We have evaluated the errors and have determined that their impact is not material to our results of operations, financial position or cash flows in previously reported periods. Consequently, we have retrospectively revised the financial statements presented herein to reflect the correction of these errors. The impact of this revision on the consolidated balance sheets as of June 30 and September 30,

2015 is described in Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
Store Data by Segment

	Three Months Ended June 30, 2016
	Company-owned Stores
	U.S. Pawn	Mexico Pawn	Other International	Consolidated	Franchises

As of March 31, 2016	522	237	27	786	—
New locations opened	—	1	—	1	—
As of June 30, 2016	522	238	27	787	—

	Three Months Ended June 30, 2015
	Company-owned Stores
	U.S. Pawn	Mexico Pawn		Other International	Consolidated	Franchises

As of March 31, 2015	519	262	*	39	820	2
Locations sold, combined or closed	—	(1)	*	—	(1)	(1)
As of June 30, 2015	519	261		39	819	1
* Includes 21 buy/sell stores. One buy/sell store was closed during the period.

	Nine Months Ended June 30, 2016
	Company-owned Stores
	U.S. Pawn	Mexico Pawn		Other International	Consolidated	Franchises

As of September 30, 2015	522	237	*	27	786	1
New locations opened	—	1		—	1	—
Locations acquired	6	1		—	7	—
Locations sold, combined or closed	(6)	(1)		—	(7)	(1)
As of June 30, 2016	522	238		27	787	—
* Includes five buy/sell stores which were converted to Mexico Pawn stores during the three-months ended March 31, 2016.

	Nine Months Ended June 30, 2015
	Company-owned Stores
	U.S. Pawn	Mexico Pawn*		Other International	Consolidated	Franchises

As of September 30, 2014	504	261	*	39	804	5
New locations opened	5	2	*	—	7	—
Locations acquired	12	—		—	12	—
Locations sold, combined or closed	(2)	(2)	*	—	(4)	(4)
As of June 30, 2015	519	261		39	819	1
* Includes 19 buy/sell stores. Two buy/sell stores were opened and one buy/sell store was closed during the period.

Financial Highlights for the Three and Nine-Months Ended June 30, 2016
The following discussion presents selected consolidated summary financial data from continuing operation. The discussion includes consolidated results, including constant currency results from Mexico Pawn, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” below.
The following table presents selected, unaudited, consolidated financial data for our three-months ended June 30, 2016 and 2015 (the "current quarter" or "current three-months" and "prior-year quarter," respectively) and our nine-months ended June 30, 2016 and 2015 (the "current nine-months" and "prior-year nine-months," respectively).

	Three Months Ended June 30,
	2016 (GAAP)	2015 (GAAP)	Percentage Change (GAAP)		2016 (Constant Currency)	Percentage Change (Constant Currency)
Consolidated pawn loans outstanding	$160,269	$144,377	11%		$163,286	13%

Consolidated pawn service charges	62,473	57,599	8%		63,951	11%
U.S. pawn service charges	54,395	49,609	10%		54,395	10%
Mexico pawn service charges	8,078	7,990	1%		9,556	20%

Consolidated merchandise sales gross profit	33,874	31,677	7%		34,722	10%
Consolidated gross margin on merchandise sales	36%	34%	200bps		36%	200bps

Consolidated annualized return on pawn earning assets (c)	142%	146%	(400)bps		142%	(400)bps
Consolidated inventory yield (d)	113%	117%	(400)bps		113%	(400)bps

U.S. pawn loan redemption rate (a)	85%	85%	—		85%	—
Mexico pawn loan redemption rate (a)	77%	76%	100	bps	77%	100bps

U.S. aged general merchandise inventory (b)	5%	5%	—		5%	—
U.S. aged jewelry inventory (b)	13%	16%	(300)bps		13%	(300)bps

Mexico aged general merchandise inventory (b)	4%	10%	(600)bps		4%	(600)bps
Mexico aged jewelry inventory (b)	—%	2%	(200)bps		—%	(200)bps

	Nine Months Ended June 30,
	2016 (GAAP)	2015 (GAAP)	Percentage Change (GAAP)	2016 (Constant Currency)	Percentage Change (Constant Currency)
Consolidated pawn service charges	$193,197	$181,996	6%	$197,846	9%
U.S. pawn service charges	169,630	158,961	7%	169,630	7%
Mexico pawn service charges	23,567	23,035	2%	28,216	22%

Consolidated merchandise sales gross profit	117,210	104,198	12%	120,152	15%
Consolidated gross margin on merchandise sales	38%	34%	400bps	38%	400bps

Consolidated annualized return on pawn earning assets (c)	148%	145%	300bps	148%	300bps
Consolidated inventory yield (d)	125%	119%	600bps	127%	800bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended.
(b)	Calculated as inventory aged greater than 360 days as a percentage of total inventory as of the applicable period end.
(c)	Calculated as the annualized merchandise and scrap sales gross profit and pawn service charges, divided by average pawn loans and inventory balances outstanding.
(d)	Calculated as average annual merchandise and scrap sales gross profit yield on inventory balances outstanding as of the applicable period end.
Overall Core Pawn Business Improvement
Pawn Lending Momentum Continues

•	Quality loan growth continued with pawn loans outstanding increasing 11% from the end of the prior-year quarter (13% increase on a constant currency basis).

•
Same store loan balances increased 9% from the prior-year quarter (11% increase on a constant currency basis). This increase is primarily attributable to a 10% increase in U.S. Pawn same store loan balances. Mexico Pawn same store loan balances remained flat.

•	Pawn loan redemption rates remain relatively constant as compared to the prior-year quarter.

•
Pawn service charges increased 8% from the prior-year quarter (11% increase on a constant currency basis). Pawn service charges increased 6% from the prior-year nine-months (9% increase on a constant currency basis).

Improved Merchandise Sales Margin and Inventory Position

•
Merchandise margin increased from 34% in the prior-year quarter and prior-year nine-months to 36% in the current quarter and 38% in the current nine-months, a result of disciplined loan valuations and effective product lifecycle pricing.

•
Merchandise sales gross profit increased 7% from $31.7 million in the prior-year quarter to $33.9 million in the current quarter. Merchandise sales gross profit increased from $104.2 million in the prior-year nine-months to $117.2 million in the current nine-months.

•
Aged inventory reduced to 9% for U.S. Pawn at the end of the current quarter from 11% at the end of the prior-year quarter, comprised primarily of a reduction of aged jewelry inventory to 13% from 16% at the end of the prior-year quarter. Aged inventory reduced to 3% for Mexico Pawn at the end of the current quarter from 8% at the end of the prior-year quarter, comprised of a reduction of aged general merchandise inventory to 4% from 10% and a reduction of aged jewelry inventory to a nominal amount from 2% at the end of the prior-year quarter.

Growing Return on Pawn Earning Assets

•
Annualized return on pawn earning assets decreased to 142% in the current quarter versus 146% in the prior-year quarter primarily due to lower inventory turnover in the U.S. as a result of the new inventory created through strong loan demand out pacing growth in sales volume. Annualized return on pawn earning assets increased to 148% in the current nine-months versus 145% in the prior-year nine-months.

•
Inventory yield decreased to 113% in the current quarter from 117% in the prior-year quarter. Inventory yield increased to 125% in the current nine-months from 119% in the prior-year nine-months, driven by improved gross margin on merchandise sales.

Results of Operations
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015
Summary Financial Data
The following tables present selected, unaudited, financial data for our three-months ended June 30, 2016 and 2015. This table, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes.

	Three Months Ended June 30,		Percentage Change
	2016	2015

	(in thousands)
Net revenues:
Pawn service charges	$62,473	$57,599	8%

Merchandise sales	94,014	93,137	1%
Merchandise sales gross profit	33,874	31,677	7%
Gross margin on merchandise sales	36%	34%	200bps

Jewelry scrapping sales	11,230	10,588	6%
Jewelry scrapping sales gross profit	2,120	2,008	6%
Gross margin on jewelry scrapping sales	19%	19%	—

Other revenues, net	1,927	2,524	(24)%
Net revenues	100,394	93,808	7%

Operating expenses	93,886	95,971	(2)%
Other non-operating expenses	2,692	1,655	63%
Income (loss) from continuing operations before income taxes	3,816	(3,818)	*
Income tax expense (benefit)	1,038	(3,035)	*
Income (loss) from continuing operations, net of tax	2,778	(783)	*
Loss from discontinued operations, net of tax	(9,133)	(9,454)	(3)%
Net loss	(6,355)	(10,237)	(38)%
Net loss attributable to noncontrolling interest	(666)	(390)	71%
Net loss attributable to EZCORP	$(5,689)	$(9,847)	(42)%

Net pawn earning assets:
Pawn loans	$160,269	$144,377	11%
Inventory, net	130,368	115,283	13%
Total net pawn earning assets	$290,637	$259,660	12%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Income from continuing operations, net of tax, was $2.8 million in the current quarter, an increase of $3.6 million from the prior-year quarter's loss of $0.8 million. The increase was primarily the result of increased core pawn net revenue as well as a decrease in operating expenses, offset by an increase in non-operating expenses and income tax expense.
The $7.1 million increase in core pawn net revenue (pawn service charges and merchandise sales gross profit) was primarily due to:

•
A $4.9 million, or 8%, increase in pawn service charges primarily due to an increase in average PLO outstanding for the period in comparison to the prior-year quarter in both our U.S. Pawn and Mexico Pawn segments; and

•
A $2.2 million, or 7%, increase in merchandise sales gross profit primarily due to improved margins in both our U.S. Pawn and Mexico Pawn segments in comparison to the prior-year quarter as a result of better merchandise lending valuations and improvements in early lifecycle pricing.

Other revenue decreased $0.6 million, or 24%, primarily as a result of wind down of certain insignificant non-pawn activities.
The $2.1 million, or 2%, decrease in operating expenses was primarily due to:

•
A $1.7 million increase in operations expense primarily due to a $3.8 million increase in expense incurred at our U.S. Pawn segment as a result of staffing enhancements and a revision to incentive compensation plans in our field organization to better serve and satisfy our customers in addition to additional costs associated with new stores opened and other smaller items; partially offset by

•	A $2.4 million decrease in administrative expense due primarily to a decrease in professional fees driven by efficiencies created as a result of our restructuring actions in the prior-year; and

•	A $1.3 million decrease in depreciation and amortization expense due to a lower depreciable fixed asset base as a result of our strategic review completed in fiscal 2015.
The $1.0 million, or 63%, increase in non-operating expenses was primarily due to a $1.0 million increase in other expense, primarily attributable to foreign currency translation losses due to movement in Mexican to U.S. exchange rates during the current quarter, from a spot rate of 17.3 to 1 at the beginning of the current quarter to 18.6 to 1 at the end of the current quarter.
Income tax expense increased $4.1 million to $1.0 million in the current quarter, primarily due to income from continuing operations increasing $7.6 million to $3.8 million. The effective tax rate from continuing operations for the three-months ended June 30, 2016 was 27% of pre-tax income compared to 79% of pre-tax loss for the three-months ended June 30, 2015. The increase in effective tax rate was primarily the result of second quarter return to provision adjustments.
Loss from discontinued operations, net of tax decreased 3%, comprised of a larger loss from Grupo Finmart in the current quarter as compared to the prior-year quarter driven by delays in collections causing additional bad debt, offset by a loss from USFS during the prior-year quarter which reduced to nominal activity during the current quarter as remaining activity has wound down.

U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Three Months Ended June 30,		Percentage Change
	2016	2015

	(in thousands)
Net revenues:
Pawn service charges	$54,395	$49,609	10%

Merchandise sales	79,826	77,126	4%
Merchandise sales gross profit	29,240	27,043	8%
Gross margin on merchandise sales	37%	35%	200bps

Jewelry scrapping sales	10,918	9,614	14%
Jewelry scrapping sales gross profit	2,073	1,966	5%
Gross margin on jewelry scrapping sales	19%	20%	(100)bps

Other revenues	39	162	(76)%
Net revenues	85,747	78,780	9%

Segment operating expenses:
Operations	62,733	58,902	7%
Depreciation and amortization	2,888	3,707	(22)%
Segment operating contribution	20,126	16,171	24%

Other segment (income) expenses	(52)	65	*
Segment contribution	$20,178	$16,106	25%

Other data:
Net earning assets — continuing operations	$257,396	$223,941	15%
Inventory turnover — general merchandise (b)	2.5	2.9	(14)%
Inventory turnover — jewelry (b)	1.1	1.1	—%
Average monthly ending pawn loan balance per store (a)	$262	$235	11%
Average annual yield on pawn loans outstanding	164%	167%	(300)bps
Pawn loan redemption rate (c)	85%	85%	—

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.
(b)	Calculation of inventory turnover excludes the effects of scrapping.
(c)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended.

Net revenues increased 9%, or $7.0 million, with core pawn revenue increasing $7.5 million, or 6%, from the prior-year quarter. The increase in core pawn revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Core Pawn Revenue
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$4.4	$3.3	$7.7
New stores	0.4	(0.6)	(0.2)
Total	$4.8	$2.7	$7.5
Pawn service charges increased 10% from the prior-year quarter primarily due to an increase in average monthly ending pawn loan balances outstanding of 11% as a result of same store growth.
Gross margin on merchandise sales increased to 37% from 35% in the prior-year quarter as a result of better merchandise lending valuations and improvements in early lifecycle pricing. Additionally, we reduced total aged inventory (as a percentage of total inventory) to 9% from 11%. This reduction is primarily attributable to a reduction of aged jewelry inventory to 13% from 16% in the prior-year quarter, while our aged general merchandise inventory remained constant. These positive operating developments drove an increase in merchandise sales gross profit of $2.2 million.
Jewelry scrapping sales gross profit remained flat at 2% of net revenues as compared to the prior-year quarter.
Total segment expenses increased to $65.6 million (45% of revenues) in the current quarter from $62.7 million (46% of revenues) in the prior-year quarter primarily due to:

•
A $3.8 million, or 7%, increase in operations expense primarily as a result of staffing enhancements and a revision to incentive compensation plans in our field organization to better serve and satisfy our customers including increased bonuses as a result of revenue growth in addition to additional costs associated with new stores opened and other smaller items; partially offset by

•
A $0.8 million, or 22%, decrease in depreciation and amortization as a result of ongoing savings realized from a lower depreciable fixed asset base as a result of our strategic review completed in fiscal 2015.

Non-GAAP Financial Information
In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency and ongoing segment contribution results to evaluate results of our Mexico Pawn and Grupo Finmart operations, which are denominated in Mexican pesos and believe that presentation of constant currency results are meaningful and useful in understanding the activities and business metrics of our Mexico Pawn and Grupo Finmart operations and reflect an additional way of viewing aspects of our business that, when viewed with its GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP condensed consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating condensed consolidated balance sheet and condensed consolidated statement of operations items denominated in Mexican pesos to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current comparable period, in order to exclude the effects of foreign currency rate fluctuations. For condensed consolidated balance sheet items, the end of period rate as of June 30, 2016 of 18.6 to 1 was used, compared to the end of period rate as of June 30, 2015 of 15.7 to 1. For condensed consolidated statement of operations items, the average closing daily exchange rate for the appropriate period was used. The average exchange rates for the current three and nine-months ended June 30, 2016 were 18.1 to 1 and 17.6 to 1, respectively, as compared to the prior year three and nine-months ended June 30, 2015 rates of 15.3 to 1 and 14.7 to 1, respectively. Constant currency results, where presented, also exclude foreign currency gain or loss.

Mexico Pawn
The following table presents selected summary financial data from continuing operations for the Mexico Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Three Months Ended June 30,
	2016 (GAAP)	2015 (GAAP)	Percentage Change (GAAP)	2016 (Constant Currency)	Percentage Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$8,078	$7,990	1%	$9,556	20%

Merchandise sales	14,187	15,447	(8)%	16,783	9%
Merchandise sales gross profit	4,633	4,420	5%	5,481	24%
Gross margin on merchandise sales	33%	29%	400bps	33%	400bps

Jewelry scrapping sales	312	886	(65)%	369	(58)%
Jewelry scrapping sales gross profit	47	19	*	56	*
Gross margin on jewelry scrapping sales	15%	2%	1,300bps	15%	1,300bps

Other revenues	157	274	(43)%	186	(32)%
Net revenues	12,915	12,703	2%	15,279	20%

Segment operating expenses:
Operations	8,744	10,801	(19)%	10,344	(4)%
Depreciation and amortization	720	1,097	(34)%	852	(22)%
Segment operating contribution	3,451	805	*	4,083	*

Other segment expenses (income) (a)	748	336	*	(12)	*
Segment contribution	$2,703	$469	*	$4,095	*

Other data:
Net earning assets — continuing operations	$33,214	$35,464	(6)%	$39,349	11%
Inventory turnover (b)	2.3	2.6	(12)%	2.3	(12)%
Average monthly ending pawn loan balance per store (c)	$71	$70	1%	$84	20%
Average annual yield on pawn loans outstanding	192%	194%	(200)bps	194%	—
Pawn loan redemption rate (d)	77%	76%	100bps	77%	100bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)
The three-months ended June 30, 2016 constant currency balance excludes $0.8 million of net foreign currency transaction losses resulting from movement in exchange rates. The three-months ended June 30, 2015 includes net foreign currency transaction losses totaling $0.4 million that are not excluded from the above results.

(b)	Calculation of inventory turnover excludes the effects of scrapping.
(c)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.
(d)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended.

Core pawn revenue decreased $1.2 million, or 5% (up $2.9 million, or 12% on a constant currency basis), from the prior-year quarter. Merchandise sales decreased $1.3 million, or 8% (up $1.3 million, or 9% on a constant currency basis), from the prior-year quarter to $14.2 million ($16.8 million on a constant currency basis). The decrease (increase on a constant currency basis) in core pawn revenue attributable to same store and new stores added since the prior-year quarter is summarized as follows:

	Change in Core Pawn Revenue (GAAP)
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$0.6	$(0.3)	$0.3
New stores	(0.5)	(1.0)	(1.5)
Total	$0.1	$(1.3)	$(1.2)

	Change in Core Pawn Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$1.5	$2.3	$3.8
New stores	0.1	(1.0)	(0.9)
Total	$1.6	$1.3	$2.9
Pawn service charges increased 1% (20% on a constant currency basis) primarily as a result of same store growth. The average monthly ending pawn loan balances outstanding remained relatively flat (up 20% on a constant currency basis) from the prior-year quarter.
Gross margin on merchandise sales increased to 33% from 29% in the prior-year quarter as a result of better merchandise lending valuations and improvements in early lifecycle pricing. Additionally, we reduced total aged inventory to 3% from 8%, comprised of a reduction of aged general merchandise inventory to 4% from 10% and a reduction of aged jewelry inventory to a nominal amount from 2% in the prior-year quarter. These positive operating developments drove an increase in merchandise sales gross profit of $0.2 million ($1.1 million on a constant currency basis).
Segment operating expenses decreased to $10.2 million or 45% of revenues ($11.2 million on a constant currency basis or 42% of revenues) in the current quarter from $12.2 million (50% of revenues) in the prior-year quarter primarily due to a $2.1 million decrease ($0.5 million decrease on a constant currency basis) in operations expense as a result of staffing realignments and a revision to incentive compensation plans in our field organization to better serve and satisfy our customers in addition to other smaller items. This decrease was amplified by foreign currency effects.

Grupo Finmart
The following table presents selected summary financial data from discontinued operations for Grupo Finmart, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Three Months Ended June 30,
	2016 (GAAP)	2015 (GAAP)	Percentage Change (GAAP)	2016 (Constant Currency)	Percentage Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Revenues	$11,762	$17,015	(31)%	$13,915	(18)%
Consumer loan bad debt	6,200	2,835	*	7,335	*
Net revenues	5,562	14,180	(61)%	6,580	(54)%

Expenses:
Operations	9,506	8,205	16%	11,246	37%
Interest expense, net	3,944	5,617	(30)%	4,666	(17)%
Depreciation, amortization and other (a)	4,580	1,488	*	—	*
Loss from discontinued operation before income taxes	$(12,468)	$(1,130)	*	$(9,332)	*

Other data:
Net earning assets	$71,409	$119,458	(40)%	$84,599	(29)%
Consumer loan originations (b)	7,124	22,931	(69)%	8,428	(63)%
Consumer loan bad debt as a percentage of gross average consumer loan balance (c)	8%	2%	600bps	8%	600bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)
The three-months ended June 30, 2016 constant currency balance excludes a $4.6 million of net foreign currency transaction gains resulting from movement in exchange rates. The net foreign currency transaction losses for the three-months ended June 30, 2015 were $1.0 million and are not excluded from the above results.

(b)	Constant currency result is calculated as the average monthly consumer loan origination balance translated at the average closing daily exchange rate for the applicable period.
(c)
Represents consumer loan bad debt expense during the applicable period as a percentage of the average monthly consumer loan balance during the applicable period. Constant currency consumer loan balance is calculated using the end of period rate for each month.

During January 2012 we acquired a 60% controlling interest in Grupo Finmart and began consolidating its results of operations. As of June 30, 2016 and 2015 we owned a 94% and 76% controlling interest, respectively, in Grupo Finmart. The results presented above and discussed below include the noncontrolling interest portion of Grupo Finmart’s segment loss. Amounts discussed below are on a GAAP basis and include the impact of foreign currency effects as presented above.
Total revenues decreased $5.2 million, or 31%, from the prior-year quarter to $11.8 million. Consumer loan bad debt increased $3.4 million from the prior-year quarter to $6.2 million. The overall increase in consumer loan bad debt was a result of delays in collections. We continue to monitor collections and may revise our reserve rate on performing loans in future reporting periods as a result of additional information that becomes known. Grupo Finmart’s non-performing loans represented 47% of its overall portfolio as of June 30, 2016, up from 42% of the overall portfolio as of March 31, 2016.
Consumer loan originations decreased 69% from the prior-year quarter to $7.1 million with focus on performing convenios and targeted shorter duration loans.
We analyze cost recovery of the non-performing loan balance of $66.0 million as of June 30, 2016 in two buckets:

a.	78% of the non-performing loan balance was related to "in-payroll" loans that were reserved under our accounting policies due to delays in the timing of cash receipts.

b.	22% of the non-performing loan balance was attributable to “out-of-payroll” loans, for which no significant future collections from employees are expected.
During the three-months ended June 30, 2016, we collected $4.4 million on previously reserved loans, inclusive of principal and interest.
Total segment expenses increased to $18.0 million in the current quarter from $15.3 million in the prior-year quarter, due to:

•
A $1.3 million increase in operations expense primarily attributable to a $3.2 million increase in professional fees and other related items, offset by a $0.9 million contingent consideration fair value gain and a $0.7 million decrease in commissions as a result of lower originations; and

•
A $3.1 million increase in depreciation, amortization and other expense primarily due to a $3.6 million increase as a result of foreign currency impacts, offset by a $0.5 million decrease in depreciation and amortization as we discontinued depreciation and amortization on our long-lived assets as a result of the classification as held for sale during the current quarter; partially offset by

•	A $1.7 million decrease in interest expense due to a decrease in weighted-average debt outstanding during the current quarter as compared to the prior-year quarter.
On February 8, 2016 in conjunction with ongoing evaluation of our strategic direction, we announced that we were conducting a comprehensive review of strategic options for Grupo Finmart to be completed by the end of the third quarter of fiscal 2016. In April 2016, a special committee of our board of directors comprised entirely of independent directors, after reviewing a variety of strategic alternatives with management and the company's financial advisors, concluded that a sale of the business was the preferred alternative and authorized management to proceed with a process to solicit proposals from interested buyers.
Effective July 1, 2016 we entered into a definitive agreement to sell the business for a total of $50.0 million, subject to certain adjustments. Subject to certain escrow amounts, the adjusted purchase price is payable in cash at closing, unless the buyer does not have financing in place at the time the closing conditions have been satisfied, in which case $25.0 million of the purchase price payable to EZCORP will be deferred. If the deferred payment is utilized, the deferred purchase price payable to EZCORP will be increased from $25.0 million to $33.1 million and will be payable in full on the first anniversary of the closing, with certain quarterly payments due.
As a result of the decision to sell the Grupo Finmart business, we have classified Grupo Finmart as held for sale as of June 30, 2016 and recast all segment operations of Grupo Finmart as discontinued operations. We recognized no loss on classification as held for sale during the three-months ended June 30, 2016.

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units' functional currency of primarily Canadian and Australian dollars:

	Three Months Ended June 30,		Percentage Change
	2016	2015

	(in thousands)
Net revenues:
Merchandise sales gross profit	$1	$214	(100)%
Jewelry scrapping sales gross profit	—	23	(100)%
Other revenues, net	1,731	2,088	(17)%
Net revenues	1,732	2,325	(26)%

Segment operating expenses (income):
Operating expenses	1,751	1,912	(8)%
Equity in net income of unconsolidated affiliate	(1,694)	(1,822)	(7)%
Segment operating contribution	1,675	2,235	(25)%

Other segment income	—	(11)	(100)%
Segment contribution	$1,675	$2,246	(25)%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Segment contribution from the Other International segment decreased $0.6 million from the prior-year quarter to $1.7 million in the current quarter, primarily due to a $0.6 million decrease in segment net revenues due partially to wind down of certain Canadian operations. Operating expense decreased $0.2 million due primarily due to wind down of certain Canadian operations, offset by an investment in an IT marketing platform to provide targeted solutions for our pawn customers.
On February 29, 2016, Cash Converters International announced the results of its strategic review initiated in September 2015 which included growth of its business in Australia and New Zealand, restructuring of its United Kingdom operations and repositioning of its Carboodle operations. In additional to other measures, Cash Converters International has disclosed maximum pre-tax costs (a mixture of cash, provisions and write-downs) of $8.5 million (impact to EZCORP at exchange rates in effect as of March 31, 2016) related to the strategic review to occur in future periods. We anticipate the recognition of the majority of these costs in our fourth quarter of fiscal 2016; however, we are currently unable to quantify the ultimate impact or timing of these charges.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net loss attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended June 30,		Percentage Change
	2016	2015

	(in thousands)
Segment contribution	$24,556	$18,821	30%
Corporate expenses (income):
Administrative	14,481	16,860	(14)%
Depreciation and amortization	2,610	2,573	1%
Loss on sale or disposal of assets	23	16	44%
Restructuring	—	37	(100)%
Interest expense	3,911	3,773	4%
Interest income	(26)	(44)	(41)%
Other income	(259)	(576)	(55)%
Income (loss) from continuing operations before income taxes	3,816	(3,818)	*
Income tax expense (benefit)	1,038	(3,035)	*
Income (loss) from continuing operations, net of tax	2,778	(783)	*
Loss from discontinued operations, net of tax	(9,133)	(9,454)	(3)%
Net loss	(6,355)	(10,237)	(38)%
Net loss attributable to noncontrolling interest	(666)	(390)	71%
Net loss attributable to EZCORP, Inc.	$(5,689)	$(9,847)	(42)%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Administrative expenses decreased $2.4 million, or 14%, due primarily to a decrease in professional fees driven by efficiencies created as a result of our restructuring actions in the prior-year quarter.
Income tax expense increased $4.1 million to $1.0 million in the current quarter, primarily due to income from continuing operations increasing $7.6 million to $3.8 million. The effective tax rate from continuing operations for the three-months ended June 30, 2016 was 27% of pre-tax income compared to 79% of pre-tax loss for the three-months ended June 30, 2015. The increase in effective tax rate was primarily the result of second quarter return to provision adjustments.
Loss from discontinued operations, net of tax decreased 3%, comprised of a larger loss from Grupo Finmart in the current quarter as compared to the prior-year quarter driven by delays in collections causing additional bad debt, offset by a loss from USFS during the prior-year quarter which reduced to nominal activity during the current quarter as remaining activity has wound down.

Nine Months Ended June 30, 2016 vs. Nine Months Ended June 30, 2015
Summary Financial Data
The following tables present selected, unaudited, financial data for our nine-months ended June 30, 2016 and 2015. This table, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes.

	Nine Months Ended June 30,		Percentage Change
	2016	2015

	(in thousands)
Revenues:
Pawn service charges	$193,197	$181,996	6%

Merchandise sales	311,941	310,628	—%
Merchandise sales gross profit	117,210	104,198	12%
Gross margin on merchandise sales	38%	34%	400bps

Jewelry scrapping sales	33,631	47,521	(29)%
Jewelry scrapping gross profit	5,360	9,912	(46)%
Gross margin on jewelry scrapping sales	16%	21%	(500)bps

Other revenues, net	5,602	7,367	(24)%
Net revenues	321,369	303,473	6%

Operating expenses	294,504	281,483	5%
Other non-operating expenses	7,137	12,848	(44)%
Income from continuing operations before income taxes	19,728	9,142	*
Income tax expense	11,224	4,217	*
Income from continuing operations, net of tax	8,504	4,925	73%
Loss from discontinued operations, net of tax	(100,916)	(5,047)	*
Net loss	(92,412)	(122)	*
Net loss attributable to noncontrolling interest	(5,124)	(3,230)	59%
Net (loss) income attributable to EZCORP	$(87,288)	$3,108	*

* Represents an increase or decrease in excess of 100% or not meaningful.
Income from continuing operations, net of tax, increased $3.6 million from the prior-year nine-months to $8.5 million in the current nine-months. This change was primarily the result of continued improvements at our U.S. and Mexico Pawn segments.
The $24.2 million increase in core pawn net revenue was primarily due to:

•
An $11.2 million, or 6%, increase in pawn service charges primarily due to same store growth and new stores acquired in the U.S. Pawn segment in addition to an increase in average monthly ending pawn loans outstanding in comparison to the prior-year nine-months in both our U.S. Pawn and Mexico Pawn segments; and

•
A $13.0 million, or 12%, increase in merchandise sales gross profit attributable to improved margins in both our U.S. Pawn and Mexico Pawn segments in comparison to the prior-year nine-months as a result of better merchandise lending valuations and improvements in early lifecycle pricing.

The $4.6 million, or 46%, decrease in jewelry scrapping net revenue was due to a decrease in gold volume primarily as a result of our strategy to sell rather than scrap jewelry during our peak selling season. Jewelry scrapping gross profit continues to decline as a percentage of overall net revenue.
Other revenue decreased $1.8 million, or 24%, as a result of wind down of nominal activities as we refocus on our core pawn operations.

The $13.0 million, or 5%, increase in operating expenses was primarily attributable to:

•
A $5.9 million increase in administrative expense due primarily to a $4.2 million increase in labor expenses and associated costs. The increase in labor expenses and associated costs was primarily attributable to a $3.8 million increase in stock compensation due to the timing of reversal of compensation costs in the prior-year nine-months as a result of forfeitures as well as new grants during the current nine-months, in addition to an overall net increase in short-term and long-term incentive programs and charges associated with the prior-year restatements, as well as other smaller items.

•
An $8.1 million increase in operations expense due to an $11.2 million increase in expense incurred at our U.S. Pawn segment due to staffing enhancements and a revision to incentive compensation plans in our field organization to better serve and satisfy our customers and costs associated with new stores acquired, in addition to other smaller items, partially offset by a $2.8 million decrease in operations expense at our Mexico Pawn segment as a result of staffing realignments and a revision to incentive compensation plans in our field organization to better serve and satisfy our customers, offset by foreign currency impacts, in addition to other smaller items.

•
A $1.1 million increase in restructuring costs due to wind down of costs that were expensed in the current nine-months relative to services being performed related to our fiscal 2015 restructuring plan which has wound down; partially offset by

•
A $2.0 million decrease in depreciation and amortization expense as a result of ongoing savings realized from a lower depreciable fixed asset base as a result of our strategic review completed in fiscal 2015.

The $5.7 million, or 44%, decrease in non-operating expenses was primarily attributable to a $5.3 million increase in equity in net income of unconsolidated affiliate due to improvement in performance of our equity method investment Cash Converters International.
Income tax expense increased $7.0 million to $11.2 million in the current nine-months, primarily due to income from continuing operations increasing $10.6 million to $19.7 million. The effective tax rate from continuing operations for the nine-months ended June 30, 2016 was 57% of pre-tax income compared to 46% of pre-tax loss for the nine-months ended June 30, 2015. The increase in effective tax rate was primarily the result of second quarter return to provision adjustments.
The increase in loss from discontinued operations, net of tax, was due to primarily to a $73.9 million goodwill impairment charge pertaining to our Grupo Finmart segment that occurred during the three-month period ended March 31, 2016, in addition to delays in collections causing additional bad debt at Grupo Finmart.

U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Nine Months Ended June 30,		Percentage Change
	2016	2015

	(in thousands)
Net revenues:
Pawn service charges	$169,630	$158,961	7%

Merchandise sales	266,560	259,040	3%
Merchandise sales gross profit	102,272	88,850	15%
Gross margin on merchandise sales	38%	34%	400bps

Jewelry scrapping sales	32,117	44,012	(27)%
Jewelry scrapping sales gross profit	5,084	9,568	(47)%
Gross margin on jewelry scrapping sales	16%	22%	(600)bps

Other revenues	281	570	(51)%
Net revenues	277,267	257,949	7%

Segment operating expenses:
Operations	187,518	176,329	6%
Depreciation and amortization	9,489	10,766	(12)%
Segment operating contribution	80,260	70,854	13%

Other segment expenses	1,607	64	*
Segment contribution	$78,653	$70,790	11%

Other data:
Average monthly ending pawn loan balance per store (a)	$264	$248	6%
Average annual yield on pawn loans outstanding	164%	165%	(100)bps
Pawn loan redemption rate (b)	84%	85%	(100)bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.
(b)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended.
Net revenues increased 7%, or $19.3 million, with core pawn revenue increasing $18.2 million, or 4%, from the prior-year nine-months. The increase in core pawn revenue attributable to same stores and new stores added since the prior-year nine-months is summarized as follows:

	Change in Core Pawn Revenue
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$6.7	$4.5	$11.2
New stores	4.0	3.0	7.0
Total	$10.7	$7.5	$18.2

Pawn service charges increased 7%, due to an increase in average monthly ending pawn loans outstanding of 6% as a result of same store growth, in addition to contributions from new stores acquired.
Gross margin on merchandise sales increased to 38% from 34% in the prior-year nine-months as a result of liquidating aged inventory during fiscal 2015. We reduced total aged inventory (as a percentage of total inventory) to 9% from 11%. This reduction is primarily attributable to a reduction of aged jewelry inventory to 13% from 16% in the prior-year quarter. These positive operating developments drove an increase in merchandise sales gross profit of $13.4 million.
Gross margin on jewelry scrapping sales decreased to 16% from 22% in the prior-year nine-months as a result of a 27% decrease in gold volume, primarily as a result of our strategy to sell rather than scrap jewelry during our peak selling season. Jewelry scrapping sales gross profit decreased to 2% of net revenues from 4% in the prior-year nine-months.
Total segment expenses increased to $198.6 million (42% of revenues) in the current nine-months from $187.2 million (40% of revenues) in the prior-year nine-months primarily due to:

•
A $11.2 million, or 6%, increase in operations expense primarily as a result of staffing enhancements and a revision to incentive compensation plans in our field organization to better serve and satisfy our customers in addition to costs associated with new stores acquired and other smaller items; and

•
A $1.0 million increase in restructuring costs due to wind down of costs that were expensed in the current nine-months relative to services being performed related to our fiscal 2015 restructuring plan; partially offset by

•
A $1.3 million, or 12%, decrease in depreciation and amortization expense as a result of ongoing savings realized from a lower depreciable fixed asset base as a result of our strategic review completed in fiscal 2015.

Mexico Pawn
The following table presents selected summary financial data from continuing operations for the Mexico Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Nine Months Ended June 30,
	2016 (GAAP)	2015 (GAAP)	Percentage Change (GAAP)	2016 (Constant Currency)	Percentage Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$23,567	$23,035	2%	$28,216	22%

Merchandise sales	45,376	49,910	(9)%	54,328	9%
Merchandise sales gross profit	14,934	14,719	1%	17,880	21%
Gross margin on merchandise sales	33%	29%	400bps	33%	400bps

Jewelry scrapping sales	1,493	3,210	(53)%	1,788	(44)%
Jewelry scrapping sales gross profit	271	262	3%	325	24%
Gross margin on jewelry scrapping sales	18%	8%	1,000bps	18%	1,000bps

Other revenues	231	783	(70)%	277	(65)%
Net revenues	39,003	38,799	1%	46,698	20%

Segment operating expenses:
Operations	28,961	31,727	(9)%	34,674	9%
Depreciation and amortization	2,285	3,442	(34)%	2,736	(21)%
Segment operating contribution	7,757	3,630	*	9,288	*

Other segment expenses (a)	1,547	1,291	20%	884	*
Segment contribution	$6,210	$2,339	*	$8,404	*

Other data:
Average monthly ending pawn loan balance per store (b)	$68	$64	6%	$81	27%
Average annual yield on pawn loans outstanding	194%	196%	(200)bps	194%	(200)bps
Pawn loan redemption rate (c)	78%	77%	100bps	78%	100bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)
The nine-months ended June 30, 2016 constant currency balance excludes $0.8 million net foreign currency transaction losses resulting from movement in exchange rates. The net foreign currency transaction losses for the nine-months ended June 30, 2015 were $1.1 million and are not excluded from the above results.

(b)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.
(c)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended.
Core pawn revenue decreased $4.0 million, or 5% (up $9.6 million, or 13% on a constant currency basis), from the prior-year nine-months. Merchandise sales decreased $4.5 million, or 9% (up $4.4 million, or 9% on a constant currency basis), from the prior-year quarter to $45.4 million ($54.3 million on a constant currency basis). The decrease (increase on a constant currency basis) in core pawn revenue attributable to same store and new stores added since the prior-year nine-months is summarized as follows:

	Change in Core Pawn Revenue (GAAP)
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$0.4	$(1.5)	$(1.1)
New stores	0.1	(3.0)	(2.9)
Total	$0.5	$(4.5)	$(4.0)

	Change in Core Pawn Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$5.0	$7.3	$12.3
New stores	0.2	(2.9)	(2.7)
Total	$5.2	$4.4	$9.6
Pawn service charges increased 2% (22% on a constant currency basis) from the prior-year nine-months driven by an increase in average monthly ending pawn loans outstanding of 6% (27% on a constant currency basis) as a result of same store growth, partially offset by the annualized average yield decreasing to 194% from 196% in the prior-year nine-months.
Gross margin on merchandise sales increased to 33% from 29% in the prior-year nine-months as a result of better merchandise lending valuations and improvements in early lifecycle pricing. Additionally, we reduced total aged inventory to 3% from 8%, comprised of a reduction of aged general merchandise inventory to 4% from 10% and a reduction of aged jewelry inventory to a nominal amount from 2% in the prior-year quarter. These positive operating developments drove an increase in merchandise sales gross profit of $0.2 million ($3.2 million on a constant currency basis).
Segment operating expenses decreased to $32.8 million or 46% of revenues ($38.3 million on a constant currency basis or 45% of revenues) in the current nine-months from $36.5 million (47% of revenues) in the prior-year nine-months primarily due to a $2.8 million decrease ($2.9 million increase on a constant currency basis) in operations expense as a result of staffing realignments and a revision to incentive compensation plans in our field organization to better serve and satisfy our customers in addition to other smaller items. This increase in expense on a constant currency basis was impacted by foreign currency effects.

Grupo Finmart
The following table presents selected summary financial data from discontinued operations for Grupo Finmart, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Nine Months Ended June 30,
	2016 (GAAP)	2015 (GAAP)	Percentage Change (GAAP)	2016 (Constant Currency)	Percentage Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Revenues	$36,345	$49,826	(27)%	$43,515	(13)%
Consumer loan bad debt	26,444	14,685	80%	31,661	*
Net revenues	9,901	35,141	(72)%	11,854	(66)%

Expenses:
Operations	27,120	23,602	15%	32,470	38%
Impairment of goodwill (d)	73,921	—	*	73,921	*
Interest expense, net	13,255	19,370	(32)%	15,870	(18)%
Depreciation, amortization and other (a)	6,216	4,126	51%	1,188	*
Loss from discontinued operation before income taxes	$(110,611)	$(11,957)	*	$(111,595)	*

Other data:
Consumer loan originations (b)	28,444	64,889	(56)%	34,055	(48)%
Consumer loan bad debt as a percentage of gross average consumer loan balance (c)	30%	12%	1,800bps	30%	1,800bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)
The nine-months ended June 30, 2016 constant currency balance excludes a $5.2 million of net foreign currency transaction losses resulting from movement in exchange rates. The net foreign currency transaction losses for the nine-months ended June 30, 2015 were $2.4 million and are not excluded from the above results.

(b)	Constant currency result is calculated as the average monthly consumer loan origination balance translated at the average closing daily exchange rate for the applicable period.
(c)
Represents consumer loan bad debt expense during the applicable period as a percentage of the average monthly consumer loan balance during the applicable period. Constant currency consumer loan balance is calculated using the end of period rate for each month.

(d)	Amount not adjusted on a constant currency basis as charge occurred at a single point in time.
During January 2012 we acquired a 60% controlling interest in Grupo Finmart and began consolidating its results of operations. As of June 30, 2016 and 2015 we owned a 94% and 76% controlling interest, respectively, in Grupo Finmart. The results presented above and discussed below include the noncontrolling interest portion of Grupo Finmart’s segment loss. Amounts discussed below are on a GAAP basis and include the impact of foreign currency effects as presented above.
Total revenues decreased $13.5 million, or 27%, from the prior-year nine-months to $36.3 million. Consumer loan bad debt increased $11.8 million from the prior-year nine-months to $26.4 million. The overall decrease in net revenue was as a result of delays in collections. We continue to monitor collections and may revise our reserve rate on performing loans in future reporting periods as a result of additional information that becomes known. Grupo Finmart’s non-performing loans represented 47% of its overall portfolio as of June 30, 2016, up from 29% of the overall portfolio as of September 30, 2015.
Consumer loan originations decreased 56% from the prior-year nine-months to $28.4 million with focus on performing convenios and targeted shorter duration loans.
The Company analyzes cost recovery of our non-performing loan balance of $66.0 million as of June 30, 2016 in two buckets:

a.	78% of the non-performing loan balance was related to "in-payroll" loans that were reserved under our accounting policies due to delays in the timing of cash receipts.

b.	22% of the non-performing loan balance was attributable to “out-of-payroll” loans, for which no significant future collections from employees are expected.
During the nine-months ended June 30, 2016, we collected $12.5 million on previously reserved loans, inclusive of principal and interest.
Total segment expenses increased to $120.5 million in the current nine-months from $47.1 million in the prior-year nine-months, due to:

•	The $73.9 million goodwill impairment charge in the three-months ended March 31, 2016; and

•
A $3.5 million, or 15%, increase in operations expense primarily attributable to a $1.0 million amortization of deferred commissions, a $0.4 million increase in labor and related expenses associated with strengthening of the executive team and talent acquisition and a $3.9 million increase in professional fees and other related items, offset by a $0.5 million increase in contingent consideration fair value gain in addition to other smaller items comprising a significant overall expense reduction as a result of management initiatives to reduce operating costs; and

•
A $2.1 million, or 51%, increase in depreciation, amortization and other expense primarily due to a $2.8 million increase as a result of foreign currency impacts, offset by a $0.5 million decrease in depreciation and amortization as we discontinued depreciation and amortization on our long-lived assets as a result of the classification as held for sale during the current quarter; partially offset by

•	A $6.1 million, or 32%, decrease in interest expense due to a decrease in weighted-average debt outstanding during the current nine-months as compared to the prior-year nine-months.
Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units' functional currency of primarily Canadian and Australian dollars:

	Nine Months Ended June 30,		Percentage Change
	2016	2015

	(in thousands)
Net revenues:
Merchandise sales gross profit	$4	$629	(99)%
Jewelry scrapping sales gross profit	5	82	(94)%
Other revenues, net	5,090	6,014	(15)%
Net revenues	5,099	6,725	(24)%

Segment operating expenses (income):
Operating expenses	5,130	5,792	(11)%
Equity in net income of unconsolidated affiliate	(5,626)	(338)	*
Segment operating contribution	5,595	1,271	*

Other segment expenses (income)	205	(1)	*
Segment contribution	$5,390	$1,272	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
Segment contribution from the Other International segment increased $4.1 million from the prior-year nine-months to $5.4 million in the current nine-months, primarily due to a $5.3 million increase in equity in net income of unconsolidated affiliate due to improvement in performance of our equity method investment Cash Converters International; partially offset by a $1.6 million decrease in segment net revenues due partially to wind down of certain Canadian operations. Operating expense decreased $0.7 million due to wind down of certain Canadian operations, offset by an investment in an IT marketing platform to provide targeted solutions for our pawn customers.
On February 29, 2016, Cash Converters International announced the results of its strategic review initiated in September 2015 which included growth of its business in Australia and New Zealand, restructuring of its United Kingdom operations and repositioning of its Carboodle operations. In additional to other measures, Cash Converters International has disclosed maximum pre-tax costs (a mixture of cash, provisions and write-downs) of $8.5 million (impact to EZCORP at exchange rates in effect as of March 31, 2016) related to the strategic review to occur in future periods. We anticipate the recognition of the majority of these costs in our fourth quarter of fiscal 2016; however, we are unable to quantify the ultimate impact or timing of these charges.
Other Items
The following table reconciles our consolidated segment contribution discussed above to net (loss) income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Nine Months Ended June 30,		Percentage Change
	2016	2015

	(in thousands)
Segment contribution	$90,253	$74,401	21%
Corporate expenses (income):
Administrative	50,085	44,212	13%
Depreciation and amortization	8,485	7,727	10%
Loss on sale or disposal of assets	23	385	(94)%
Restructuring	183	763	(76)%
Interest expense	11,786	12,431	(5)%
Interest income	(41)	(128)	(68)%
Other expense (income)	4	(131)	*
Income from continuing operations before income taxes	19,728	9,142	*
Income tax expense	11,224	4,217	*
Income from continuing operations, net of tax	8,504	4,925	73%
Loss from discontinued operations, net of tax	(100,916)	(5,047)	*
Net loss	(92,412)	(122)	*
Net loss attributable to noncontrolling interest	(5,124)	(3,230)	59%
Net (loss) income attributable to EZCORP, Inc.	$(87,288)	$3,108	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
Administrative expense increased $5.9 million, or 13%, due to primarily to a $4.2 million increase in labor expenses and associated costs, in addition to other smaller items, from the prior-year nine-months. The increase in labor expenses and associated costs was primarily attributable to a $3.8 million increase in stock compensation due to the timing of reversal of compensation costs in the prior-year nine-months as a result of forfeitures as well as new grants during the current nine-months, in addition to an overall net increase in short-term and long-term incentive programs, as well as other smaller items.
Depreciation and amortization expense increased $0.8 million, or 10%, primarily due to the change in estimated useful lives of certain IT assets during fiscal 2015.
Interest expense decreased $0.6 million, or 5%, primarily due to a $1.2 million ($0.8 million, net of taxes) one-time charge associated with an interest payment made to the Internal Revenue Service pertaining to the audit of our fiscal 2010 return included in the prior-year nine-months, offset by other smaller items.
Restructuring expense decreased $0.6 million, or 76%, primarily due to restructuring actions initiated in prior fiscal years which have wound down.
Loss on sale or disposal of assets decreased $0.4 million, or 94%, due to fewer disposals in the current nine-months.
Income tax expense increased $7.0 million to $11.2 million in the current nine-months, primarily due to income from continuing operations increasing $10.6 million to $19.7 million. The effective tax rate from continuing operations for the nine-months ended June 30, 2016 was 57% of pre-tax income compared to 46% of pre-tax income for the nine-months ended June 30, 2015. The increase in effective tax rate was primarily the result of second quarter return to provision adjustments.

The increase in loss from discontinued operations, net of tax, was due to primarily to a $73.9 million goodwill impairment charge pertaining to our Grupo Finmart segment that occurred during the three-month period ended March 31, 2016, in addition to delays in collections causing additional bad debt at Grupo Finmart.
Liquidity and Capital Resources
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Nine Months Ended June 30,		Percentage Change
	2016	2015

	(in thousands)
Cash flows from operating activities — continuing operations	$47,011	$71,835	(35)%
Cash flows from operating activities — discontinued operations**	10,926	(21,523)	*
Cash flows from investing activities — continuing operations	(16,127)	(12,249)	32%
Cash flows from investing activities — discontinued operations**	4,590	(1,894)	*
Cash flows from financing activities — continuing operations	(26,673)	(9,129)	*
Cash flows from financing activities — discontinued operations**	(41,237)	37,713	*
Effect of exchange rate changes on cash and cash equivalents	(6,506)	(5,691)	14%
Net (decrease) increase in cash and cash equivalents	$(28,016)	$59,062	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
**
See Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements" for discussion of operations discontinued subsequent to the adoption of ASU 2014-08.

Cash Flows from Operating Activities
Cash flows from continuing operations exclusive of non-cash items for the nine-month period ended June 30, 2016 were $35.2 million. We further had net receipts of $18.0 million pertaining to working capital items, primarily driven by $34.2 million received in March 2016 as a result of the carryback of fiscal 2015 tax net operating losses, $2.2 million of dividends received in May 2016 from our unconsolidated affiliate Cash Converters International, offset by $8.4 million in restructuring payments and other items. The net result of these cash flows was $47.0 million of cash provided by operating activities for the nine-months ended June 30, 2016.
Change in Cash and Cash Equivalents for the Current Nine-Months Compared to the Prior-Year Nine-Months
There was an overall decrease in cash flows from operating and investing activities during the current nine-months as compared to the prior-year nine-months as the results of businesses discontinued during fiscal 2015 and before continue to anniversary through the fourth quarter of fiscal 2016.
The decrease in cash flows from operating activities from continuing operations year over year was due to a $29.2 million decrease in net income exclusive of non-cash items, a $4.7 million increase in restructuring payments and a $2.6 million decrease in dividends from unconsolidated affiliates, offset by a $11.7 million increase from changes in operating assets and liabilities including $34.2 million received in March 2016 as a result of the carryback of fiscal 2015 tax net operating losses. The increase in Grupo Finmart operating cash flows from discontinued operations year over year was due to substantial net draw down of certain operating assets and liabilities in the current year as compared to the prior year in addition to operating improvements implemented in the current year.
The decrease in cash flows from investing activities from continuing operations year over year was primarily due to a $29.6 million net decrease in proceeds related to loan activities (net loans repaid and recovery of pawn loan principal through sale of forfeited collateral), inclusive of the closure of USFS activities in fiscal 2015 and a $1.9 million increase in cash paid for acquisitions, offset by a $12.1 million decrease in investments in unconsolidated affiliate and a $15.5 million decrease in additions to property and equipment. We completed one acquisition during the current nine-months of six pawn stores in Houston, Texas doing business under the "Pawn One" brand on February 1, 2016. The increase in Grupo Finmart investing cash flows from discontinued operations year over year was due to improved experience in collections on outstanding loans including loans previously reserved.
The decrease in cash flows from financing activities from continuing operations year over year was primarily due to an $11.8 million repurchase of redeemable common stock issued for the acquisition of Cash Pawn in fiscal 2015 as discussed below and an $8.9 million increase in payout of deferred consideration pertaining to prior acquisitions, offset by a $2.8 million decrease in purchase of subsidiary shares from noncontrolling interest and a $0.3 million increase in net capital lease repayments. The decrease in Grupo Finmart financing cash flows from discontinued operations year over year was due to substantial net pay down of outstanding notes payable during the current year in addition to a large draw down in restricted cash in the prior year. The Grupo Finmart financing cash flows presented above are exclusive of intercompany borrowings.
Total debt and capital lease obligations outstanding, inclusive of liabilities held for sale and net of the impact of amortization of deferred costs, decreased by $43.0 million, or 12%, to $328.5 million from September 30, 2015.
The net effect of these and other smaller items was a $28.0 million decrease in cash on hand inclusive of assets held for sale, providing a $31.1 million ending cash balance, $5.4 million of which was held by foreign subsidiaries and was not available to fund domestic operations as we intend to permanently reinvest earnings from foreign operations.
Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations " of our Annual Report on Form 10-K for the year ended September 30, 2015, we reported that we had $742.1 million in total contractual obligations as of September 30, 2015. There have been no material changes to this total obligation during the current nine-month period ended June 30, 2016, other than ordinary fulfillment of obligations in addition to the accrual and subsequent issuance of payment of $7.5 million associated with the settlement of outstanding issues with the U.S. Consumer Financial Protection Bureau.
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2015, these collectively amounted to $25.1 million.
Sources and Uses of Cash
Sale of Grupo Finmart
Effective July 1, 2016 we entered into a definitive agreement (the “Purchase Agreement”) with Alpha Holding, S.A. de C.V. (“AlphaCredit”), pursuant to which AlphaCredit will acquire Grupo Finmart ("Acquired Interests"). The aggregate base purchase price for the Acquired Interests is $50.0 million, subject to adjustments. Certain minority holders will have the option to retain their equity interest in Grupo Finmart by entering into a shareholder agreement negotiated with the buyers, in which case the portion of the purchase price attributable to such equity interests would be retained by the buyers.
Subject to certain escrow amounts, the adjusted purchase price is payable in cash at closing, unless AlphaCredit does not have financing in place at the time the closing conditions have been satisfied, in which case $25.0 million of the purchase price payable to EZCORP will be deferred. If the deferred payment is utilized, the deferred purchase price payable to EZCORP will be increased from $25.0 million to $33.1 million and will be payable in full on the first anniversary of the closing, with certain quarterly payments due. AlphaCredit may prepay the deferred payment amount in whole or in part at any time, with discounts being applied to the aggregate amount due for any such prepayment.
At the closing of the transaction, the intercompany indebtedness owed by Grupo Finmart to certain wholly owned subsidiaries of EZCORP will be restructured into two notes issued by Grupo Finmart and guaranteed by AlphaCredit. Each note will provide for quarterly interest payments and annual principal installments over three years. The note governing the existing Mexican Peso denominated intercompany debt of $8.5 million as of June 30, 2016 will be payable in Mexican Pesos at a 7.5% per annum interest rate, and the note governing the existing U.S. Dollar denominated intercompany debt of $40.2 million as of June 30, 2016 will be payable in U.S. Dollars at a 4% per annum interest rate. The principal balance of these notes will generally be repaid on a schedule approximating 30% during year one, 40% during year two and 30% during year three. Any funding provided by EZCORP or its affiliates to Grupo Finmart between signing and closing will be added to the principal amount of the U.S. Dollar denominated note.
The Purchase Agreement contains provisions granting AlphaCredit and EZCORP the right to terminate the Purchase Agreement for certain reasons, including, among others, if the closing does not occur on or before September 30, 2016. If all conditions have been satisfied by such time other than approval of the transaction by the Mexican Comisión Federal de Competencia (Federal Competition Commission), then such date will be automatically extended to October 31, 2016.
Management may elect to enter into various derivatives in order to hedge certain exposure to the Mexican Peso in conjunction with the sale of Grupo Finmart.

Other
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
Through June 30, 2016, we have issued payments for the full $10.5 million associated with the settlement of outstanding issues with the U.S. Consumer Financial Protection Bureau.
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
As of June 30, 2016, the Cash Convertible Notes were not convertible because the conversion conditions have not been met. Accordingly, the net balance of the Cash Convertible Notes of $195.2 million was classified as a non-current liability on our condensed consolidated balance sheets as of June 30, 2016.
For an additional description of the Cash Convertible Notes, the conversion terms thereof and the hedges and warrants transactions, see Note 7 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements." See also "Part II, Item 1A — Risk Factors."
During the nine-months ended June 30, 2016, Grupo Finmart issued $6.1 million of 13.5% unsecured notes due September 2016 (repayment term extended through 2017 during the three-months ended March 31, 2016), $6.1 million of 18% unsecured notes due September 2016 and $1.0 million of 15% unsecured notes due January 2017 (net of repayments during the quarter). Amounts of debt issued are stated at exchange rates in effect at time of issuance.
During the nine-months ended June 30, 2016, Grupo Finmart repaid the following amounts of debt that were outstanding as of September 30, 2015: the remaining $0.9 million 8.2% secured foreign currency debt due 2016; $12.3 million 8.5% unsecured notes due 2015; $1.5 million 10% unsecured notes due 2015; $3.9 million 11% unsecured notes due 2015; $2.9 million 12% secured notes due 2016; and $1.2 million 13% unsecured notes due 2016. Such amounts include the impact of foreign exchange effects and amortization of deferred costs. In addition, portions of other debt amounts still outstanding as of June 30, 2016 were repaid.
During the nine-months ended June 30, 2016, the VIEs repaid a net $32.4 million of debt that was outstanding as of September 30, 2015, including the impact of foreign exchange effects and amortization of deferred costs.
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
We currently anticipate that cash flow from operations and our cash on hand will be adequate to fund our contractual obligations, planned capital expenditures and working capital requirements during the remainder of the fiscal year. However, the amount of capital Grupo Finmart will require to continue to originate consumer loans and satisfy its obligations will increase over the next several quarters as Grupo Finmart's existing debt obligations begin to amortize. We believe we have sufficient liquidity to support Grupo Finmart through the date of ultimate disposition. If we are unable to dispose of Grupo Finmart by the end of fiscal 2016, we will need to secure additional financing, restructure existing financing or take other measures to generate liquidity in order to support the Grupo Finmart business. See "Part II, Item 1A — Risk Factors — Our financial condition and liquidity could be materially and adversely affected by Grupo Finmart's liquidity needs."
We have obtained a commitment for a $100 million secured credit facility, and expect to close and fund the first $50 million around the end of August 2016.
Off-Balance Sheet Arrangements
As a result of exiting USFS, our off-balance sheet arrangements discussed in "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2015 have been substantially eliminated as of December 31, 2015.

Critical Accounting Policies
In "Part II, Item 8 — Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended September 30, 2015, we disclosed certain critical accounting policies, including Grupo Finmart revenue recognition and bad debt and allowance for losses, inventory and cost of goods sold, and goodwill and other intangible assets. The following provides supplementary discussion of those accounting policies during the current nine-months.
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
Our allowance recorded on Grupo Finmart performing loans as of June 30, 2016 was 5.0%. We continue to monitor collections and may revise our reserve rate on performing loans in future reporting periods as a result of additional information that becomes known.
Inventory and Cost of Goods Sold
With respect to the Company’s foreign pawn operations, collateral underlying forfeited pawn loans is not owned by the Company; however, the Company assumes the risk of loss on such collateral and is solely responsible for its care and disposition. The amount of inventory from our foreign operations classified as “Inventory, net” was $16.9 million as of June 30, 2016. We have provided this additional discussion in order to clarify the accounting treatment of our foreign inventory.
Goodwill and Other Intangible Assets
During the three-months ended March 31, 2016, we continued to experience a decline in share price which reduced our overall market capitalization, which has subsequently recovered. As a result of the events during the three-months ended March 31, 2016, we calculated enterprise fair value as part an interim goodwill impairment assessment as further described in Note 6 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements." The fair values of each reporting unit were determined based upon a discounted cash flow approach. There were no material changes in the fair values of our U.S. Pawn and Mexico Pawn reporting units as compared to their carrying values as of February 29, 2016 with respect to our annual impairment test performed in the fourth quarter of our fiscal 2015. There is no goodwill attributable to our Other International reporting unit.
The Step 1 analysis of our Grupo Finmart reporting unit yielded a valuation of $46.5 million. Under Step 2 of FASB ASC 350-20-35, we compared the fair value of the reporting unit to the fair value of the reporting unit's net assets and determined that $73.9 million, all of the goodwill attributable to the Grupo Finmart reporting unit, should be impaired. This impairment was included in "Loss from discontinued operations, net of tax" in the condensed consolidated statements of operations during the three-months ended March 31, 2016. No other assets held by Grupo Finmart were determined to be impaired as of March 31, 2016. Our Grupo Finmart reporting unit was classified as a discontinued operation held for sale during the three-months ended June 30, 2016 as discussed in Note 2 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements." We will further perform our required annual impairment test in the fourth quarter of our fiscal 2016.
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
In connection with the preparation of this Quarterly Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2016 due to the existence of the material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with U.S. GAAP.
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
In connection with the preparation of our Annual Report on Form 10-K for the year ended September 30, 2015, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of September 30, 2015, and concluded that we did not maintain effective internal control over financial reporting as of September 30, 2015 due to the identification of a material weakness.
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
Through the date of this Report, management has engaged additional resources and improved the organizational structure to support the remediation efforts outlined above. Furthermore, we have enhanced our internal policies, processes and transactional controls to address the material weakness related to our management review controls, in addition to enhancing our overall control environment. As a result of these efforts, subject to the completion of successful control testing, management believes that we have completed the remediation of the material weaknesses related to (1) identifying complex transactions requiring specialized accounting expertise and other financial reporting requirements and (2) monitoring and reporting the performance of the Grupo Finmart loan portfolio.
In the course of remediating the deficiency related to accounting for income taxes, we identified an overstatement of our recorded net tax assets. The underlying errors, which originated in periods prior to fiscal 2013, are not material to our results of operations, financial position or cash flows in previously reported periods, and we corrected them through a retrospective revision to the financial statements presented in this Report. See "Revisions to Prior Period Financial Statements" in Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements." The reconciliation process that identified the errors has now been incorporated into our control processes.
Management reports regularly to the Audit Committee regarding the status of the remediation activities. We expect that remediation, including testing of related controls, will be completed by the end of fiscal 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting, other than the remediation actions discussed above.

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
Our financial condition and liquidity could be materially and adversely affected by Grupo Finmart's liquidity needs — As discussed in "Part I, Item 2 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources," we have entered into a definitive agreement to sell Grupo Finmart, and we currently expect that sale to be completed by the end of fiscal 2016. Our financial condition and liquidity continue to be subject to Grupo Finmart's liquidity needs for the following reasons:

•
Under the terms of the purchase agreement, we are required to provide Grupo Finmart with certain minimum funding to support its operations pending completion of the sale. In addition, in certain scenarios in which existing Grupo Finmart lenders do not consent to the change of control of Grupo Finmart, we could be required to pay off those lenders in order to close the sale. Although in either case we would be entitled to be repaid by Grupo Finmart over certain periods after the closing of the sale, our short-term liquidity could be adversely affected if the closing of the sale were delayed or we were required to pay off existing Grupo Finmart lenders.

•	If the sale is not completed as currently expected and we maintain our ownership of Grupo Finmart in its current form, we will be required to continue to provide financial support to Grupo Finmart.
Under either of the circumstances described above, we will need to secure additional financing, restructure existing financing or take other measures to generate liquidity in order for Grupo Finmart to be able to satisfy its outstanding obligations. To mitigate these risks, we have obtained a commitment for a $100 million secured credit facility, and expect to close and fund the first $50 million around the end of August 2016.
Under the Indenture governing our Cash Convertible Notes, events of default with respect to the Cash Convertible Notes include a default by us or any of our subsidiaries (including Grupo Finmart as long as it is a subsidiary) on more than $25 million of indebtedness for money borrowed if that default (a) results in such indebtedness becoming or being declared due and payable or (b) constitutes a failure to pay principal when due and payable and, in either such case, the acceleration is not rescinded, the failure to pay is not cured or the indebtedness is not repaid or discharged within 30 days. Consequently, as long as Grupo Finmart is a subsidiary, any default by Grupo Finmart on its outstanding obligations could result in our Cash Convertible Notes becoming due and payable. We do not currently have sufficient cash resources to repay our Cash Convertible Notes in full, and there can be no assurance that we would be able to generate the needed liquidity. Accordingly, if Grupo Finmart were to default on its outstanding obligations while it was our subsidiary, our consolidated financial position and liquidity could be materially and adversely affected.
As discussed in Notes 15 and 16 of Notes to Interim Condensed Financial Statements included in "Part I, Item 1 — Financial Statements," Grupo Finmart has entered into certain foreign currency forward contracts in connection with the formation of the VIEs and the related transfers of certain loans. EZCORP has guaranteed the future cash outflows of the forward contracts, and those future cash outflows currently total $27.2 million. These cash outflow obligations are supported by the income and principal payments generated on the consumer loans in the VIEs.
ITEM 6. EXHIBITS
The following exhibits are filed with, or incorporated by reference into, this report.

Exhibit No.	Description of Exhibit
2.1
Purchase Agreement dated July 1, 2016 among Grupo Finmart, Change Capital International Holdings, B.V., the holders of the minority equity interests in Grupo Finmart, AlphaCredit, Clarum Capital, L.P. and EZCORP, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 6, 2016, Commission File No. 0-19424)

10.1*
Separation Agreement, dated April 4, 2016, between EZCORP, Inc. and Jodie Maccarrone, former Chief Strategy Officer and Executive Vice Chair, Grupo Finmart (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 4, 2016, Commission File No. 0-19424)

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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016, June 30, 2015 and September 30, 2015; (ii) Condensed Consolidated Statements of Operations for the three and nine-months ended June 30, 2016 and June 30, 2015; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine-months ended June 30, 2016 and June 30, 2015 (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended June 30, 2016 and June 30, 2015; and (v) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	August 9, 2016	/s/ David McGuire
David McGuire, Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
2.1
Purchase Agreement dated July 1, 2016 among Grupo Finmart, Change Capital International Holdings, B.V., the holders of the minority equity interests in Grupo Finmart, AlphaCredit, Clarum Capital, L.P. and EZCORP, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 6, 2016, Commission File No. 0-19424)

10.1*
Separation Agreement, dated April 4, 2016, between EZCORP, Inc. and Jodie Maccarrone, former Chief Strategy Officer and Executive Vice Chair, Grupo Finmart (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated April 4, 2016, Commission File No. 0-19424)

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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2016, June 30, 2015 and September 30, 2015; (ii) Condensed Consolidated Statements of Operations for the three and nine-months ended June 30, 2016 and June 30, 2015; (iii) Condensed Consolidated Statements of Comprehensive Loss for the three and nine-months ended June 30, 2016 and June 30, 2015 (iv) Condensed Consolidated Statements of Cash Flows for the nine-months ended June 30, 2016 and June 30, 2015; and (v) Notes to Interim Condensed Consolidated Financial Statements.