Form 10-K
period 2016-09-30
EZCORP INC
filed 2016-12-14
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2016
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
(NASDAQ Global Select Market)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Ac

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by a single stockholder. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $161 million, based on the closing price on the NASDAQ Stock Market on March 31, 2016.
As of November 30, 2016, 51,108,575 shares of the registrant’s Class A Non-Voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2016

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
Unless otherwise specified, references to the “company,” “we,” “our,” “us” and “EZCORP” refer to EZCORP, Inc. and its consolidated subsidiaries. References to a “fiscal” year refer to our fiscal year ended September 30 of the specified year. For example, “fiscal 2016” refers to the fiscal year ended September 30, 2016. All currency amounts preceded with “$” are stated in U.S. dollars, except otherwise indicated.
ITEM 1 — BUSINESS
Overview
EZCORP, Inc. is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of pawn loans in the United States and Mexico with approximately 5,600 team members.
Our vision is to be the market leader in North America in responsibly and respectfully meeting our customers’ desire for access to cash when they want it. That vision is supported by four key imperatives:

•	Market Leading Customer Satisfaction;

•	Exceptional Staff Engagement;

•	Attractive Shareholder Returns; and

•	Most Efficient Provider of Cash.
At our pawn stores (520 in the U.S. and 239 in Mexico), we offer pawn loans, which are non-recourse loans collateralized by tangible property, and we sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers.
In addition to our core pawn business in the U.S. and Mexico, we operate 27 CASHMAX financial services locations in Canada and own 31% of Cash Converters International Limited (“Cash Converters International”), based in Australia, which franchises and operates a worldwide network of nearly 700 locations that provide financial services and also buy and sell second-hand goods.
During fiscal 2016, we disposed of our 94%-owned subsidiary, Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), and recast all results of its operations as discontinued operations. During fiscal 2015, we announced and implemented a plan to exit our U.S. Financial Services business (“USFS”), ceasing all payday, installment and auto title lending in the U.S and recast all results of USFS’s operations as discontinued operations. For additional information about our discontinued operations and restructuring plans, see Note 3 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

Revenue and net revenue for fiscal 2016 from continuing operations was comprised of the following:
Segment and Geographic Information
Our business consists of three reportable segments: “U.S. Pawn,” which includes our EZPAWN, Value Pawn & Jewelry and other branded pawn operations in the United States; “Mexico Pawn,” which includes our Empeño Fácil pawn operations in Mexico; and “Other International,” which primarily includes our CASHMAX financial services operations in Canada and our equity interest in the net income (loss) of Cash Converters International. The following tables present store data by segments included in our continuing operations:

	Company-owned Stores
	U.S. Pawn	Mexico Pawn		Other International	Consolidated	Franchises

As of September 30, 2013	502	258		39	799	8
New locations opened	9	3		—	12	—
Locations sold, combined or closed	(7)	—		—	(7)	(3)
As of September 30, 2014	504	261		39	804	5
New locations opened	5	3		—	8	—
Locations acquired	25	—		—	25	—
Locations sold, combined or closed	(12)	(27)		(12)	(51)	(4)
As of September 30, 2015	522	237	*	27	786	1
New locations opened	—	3		—	3	—
Locations acquired	6	—		—	6	—
Locations sold, combined or closed	(8)	(1)		—	(9)	(1)
As of September 30, 2016	520	239		27	786	—

*	Includes five buy/sell stores reflected in fiscal 2015 ending count which were converted to Mexico Pawn stores during the three-months ended March 31, 2016.
For additional information about our discontinued operations and segments and geographic areas, see Note 3 and Note 18, respectively, of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

Pawn Activities
At our pawn stores, we offer secured loans, which are typically small, non-recourse loans collateralized by tangible personal property. As of September 30, 2016, we had a closing pawn loan principal balance of $167.3 million. We earn pawn service charge revenue on our pawn loans. In fiscal 2016, pawn service charges accounted for approximately 36% of our total revenues and 61% of our net revenues.
While allowable service charges vary by state and loan size, our United States pawn loans primarily earn 13% to 25% per month as permitted by applicable law, excluding forfeitures. The total United States pawn loan term generally ranges between 30 and 90 days. Individual loans vary depending on the valuation of each item pawned, but United States pawn loans made typically average approximately $100 to $120.
In Mexico, pawn loans earn 15% to 21% per month as permitted by applicable law, excluding forfeitures. The Mexico pawn loan primary term is 30 days. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but Mexico pawn loans typically average approximately 1,000 Mexican pesos, or approximately $56 using the average exchange rate for fiscal 2016.
Collateral for our pawn loans consists of tangible personal property, generally jewelry, consumer electronics, power tools, sporting goods and musical instruments. Security for our pawn loans is provided via the estimated resale value of the collateral and the perceived probability of the loan’s redemption. We generally lend from 40% to 70% of the collateral’s estimated resale value depending on an evaluation of these factors, and may additionally offer to purchase the product outright.
If a customer chooses not to repay, renew or extend a loan, the collateral is forfeited and becomes inventory available for sale. We do not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. If the subsequent sale of the forfeited collateral is less than the loan value, this is reflected in gross margin.
The following table presents our pawn loan redemption rates by segment:

	Fiscal Year Ended September 30,
	2016	2015	2014

U.S. Pawn loan redemption rate*	84%	84%	83%
Mexico Pawn loan redemption rate*	78%	77%	77%

*	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.
Our ability to offer quality second-hand goods at prices significantly lower than original retail prices attracts value-conscious customers. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. As a significant portion of our inventory and sales in the U.S. involve gold and jewelry, our results can be heavily influenced by the market price of gold.
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
Our inventory is stated at the lower of cost or market. We record a valuation allowance for obsolete or slow-moving inventory based on the type and age of merchandise. We generally establish a higher allowance percentage on general merchandise, as it is more susceptible to obsolescence, and establish a lower allowance percentage on jewelry, as it retains much greater commodity value. The total allowance was 4.2% of gross inventory as of September 30, 2016 compared to 5.4% as of September 30, 2015 due to the lower levels of aged inventory outstanding at the end of fiscal 2016. Our reserve for estimated unrealized inventory shrinkage, included in the above allowance, was flat compared to the prior-year at 1.0% of gross inventory as of September 30, 2016.
Other
We also operate financial services stores in Canada under the CASHMAX brand, all located in the Ontario province. These small footprint locations offer payday loan services.

Operations
Our pawn operations structure is built to provide the optimum level of support to the store team, providing coaching, mentoring and problem solving to identify opportunities to better serve our customers and position us to be the leader in customer service and satisfaction.
Our asset protection and compliance departments monitor the inventory system, lending practices, regulatory compliance and compliance with our policies and procedures. We perform full physical audits of active inventory and pawn collateral at each store at least on an annual basis. Cycle counts are completed daily for jewelry and firearms, and targeted high risk inventory categories are cycle counted multiple times annually. We record shrink adjustments for known losses at the conclusion of the annual full physical audit and as estimates during interim periods, and as discovered during cycle counts. Asset protection monitors all shrink adjustments for exceptions.
Our success is dependent upon our team members’ ability to provide prompt and courteous customer service and to execute our operating procedures and standards. To achieve our long-range personnel goals, we offer a structured career development program for all of our field team members. This program includes computer-based training, formal structured classroom training and supervised on-the-job training. Generally, we expect that store team members, including managers, will meet certain competency criteria prior to hire or promotion and participate in on-going training classes and formal instructional programs. Our career development program develops and advances our employees and provides training for the efficient integration of experienced managers and team members from outside the company.
Seasonality and Quarterly Results
Historically, pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. Merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the availability of tax refunds in the United States.
Growth and Expansion
We plan to expand the number of locations we operate through opening new (“de novo”) locations and through acquisitions. We believe there are growth opportunities with de novo stores in Mexico and pawn store acquisitions in both Mexico and in the U.S. Our ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel.
For information about our acquisitions, see Note 4 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
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
Our competitors for merchandise sales include numerous retail and wholesale stores, such as jewelry stores, discount retail stores, consumer electronics stores, other pawn stores, other resale stores, electronic commerce retailers and auction sites. Competitive factors in our retail operations include the ability to provide the customer with a variety of merchandise at an exceptional value coupled with exceptional customer service and convenient locations.
The pawn industry in the United States is large and highly fragmented. The industry consists of pawn stores owned primarily by independent operators who own one to three locations, and the industry is relatively mature. We are the second largest of two public operators of pawn stores in the United States.
The pawn industry in Mexico is also fragmented, but less so than in the United States. The industry consists of pawn stores owned by independent operators and chains, including some not-for-profit organizations. The pawn industry, particularly full-line stores offering general merchandise and jewelry loans and resale, remains in an expansion stage in Mexico.

Trademarks and Trade Names
We operate our U.S. pawn stores principally under the names “EZPAWN” or “Value Pawn” and the Mexico pawn stores under the name “EMPEÑO FÁCIL.” Our financial services stores in Canada operate under the name “CASHMAX.” We have registered with the United States Patent and Trademark Office the names EZPAWN and EZCORP, among others. We hold a trademark in Mexico for the name “EMPEÑO FÁCIL.”
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

•
We are subject to the Bank Secrecy Act and its underlying regulations, which require us to report and maintain records of certain high-dollar transactions. In addition, federal laws and regulations prohibit us from doing business with terrorists and require us to report certain suspicious transactions to the Financial Crimes Enforcement Network of the Treasury Department (“FinCen”). Generally, a transaction is considered to be suspicious if we know, suspect or have reason to suspect that the transaction (a) involves funds derived from illegal activity or is intended to hide or disguise such funds, (b) is designed to evade the requirements of the Bank Secrecy Act or (c) appears to serve no legitimate business or lawful purpose.

•
The Foreign Corrupt Practices Act ("FCPA") was enacted for the purpose of making it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business. Specifically, the anti-bribery provisions of the FCPA prohibit the willful use of mail or any means of instrumentality of interstate commerce corruptly in furtherance of any offer, payment, promise to pay, or authorization of the payment of money or anything of value to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to a foreign official to influence the foreign official in his or her official capacity, induce the foreign official to do or omit to do an act in violation of his or her lawful duty, or to secure any improper advantage in order to assist in obtaining or retaining business for or with, or directing business to, any person.

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
We have exposure to Grupo Finmart through promissory notes that we received as part of the divestiture transaction. Our ability to recover those notes is heavily dependent on the success and performance of the Grupo Finmart business and the guarantee of AlphaCredit.
As described in Note 3 and Note 7 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data,” we received various promissory notes, having an aggregate principal amount of approximately $89.8 million, in connection with the completion of the sale of Grupo Finmart in September 2016. Some, but not all, of these promissory notes are guaranteed by Alpha Holding, S.A. de C.V. (“AlphaCredit”), and some are secured by specific portfolios of consumer loans. These promissory notes are repayable in various amounts through September 2019. Our ability to recover full payment of these promissory notes over the next three years is dependent on AlphaCredit’s and Grupo Finmart’s ability to pay the notes, which is heavily dependent on the success and performance of the Grupo Finmart business. To the extent that AlphaCredit and Grupo Finmart do not repay the promissory notes, our financial performance and cash flows would be adversely affected.
If our assessment of and expectations concerning various factors affecting the collectability of these notes receivable change in the future, we may be required to record an allowance for losses or otherwise impair the carrying value the notes, which could adversely affect our financial performance in the period of recordation or impairment. These notes receivable were recorded at fair value on the date of the sale of Grupo Finmart, which initially accounted for the risk of default. See Note 7 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Changes in laws and regulations affecting our products and services could have a material adverse effect on our operations and financial performance.
Our products and services are subject to regulation under various federal, state and local laws and regulations. Adverse legislation or regulations could be adopted in any country, state or municipality in which we operate. If such legislation or regulation is adopted in any particular jurisdiction, we generally evaluate our business in the context of the new rules and determine whether we can continue to operate in that jurisdiction with new or modified products or whether it is feasible to enhance our business with additional product offerings. In any case, if we are unable to continue to operate profitably under the new rules, we may decide to close or consolidate stores, resulting in decreased revenues, earnings and assets.
The U.S. Department of Defense has issued rules that expand certain protections under the Military Lending Act, including a 36% APR rate cap, to a wider range of credit products, including pawn loans. These rules became effective in October 2016. The effective interest rate on our pawn loans varies by state, but in all cases, exceeds 36% APR. Consequently, active military personnel are unable to access our pawn loans. The implementation of this rule could have a significant adverse impact on our business at certain locations, but is not expected to have a material adverse impact on the Company as a whole.
Litigation and regulatory proceedings could have a material adverse impact on our business.
We are currently subject to various litigation and regulatory actions, including those described in Note 17 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” These matters are subject to inherent uncertainties and unfavorable rulings could occur, which could include monetary damages or other relief. Any unfavorable ruling or outcome could have a material adverse effect on our results of operations and could negatively affect our reputation.
We have procured management liability insurance policies that should protect us from much of the potential exposure related to the shareholder derivative litigation and the federal securities litigation described in Note 17 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” However, under the terms of those policies, we bear the first $1 million of costs or liability associated with each claim, and there are elements of the defense costs that are not covered under the insurance policies. In addition, to the extent that our ultimate liability in the current litigation or any subsequent litigation that is included in the same policy year exceeds the management liability policy limits, our results of operations could be adversely affected.

One person beneficially owns all of our voting stock and controls the outcome of all matters requiring a vote of stockholders, which may influence the value of our publicly-traded non-voting stock.
Phillip E. Cohen is the beneficial owner of all of our Class B Voting Common Stock. As a result of his equity ownership stake, Mr. Cohen controls the outcome of all issues requiring a vote of stockholders and has the ability to appoint or remove directors and officers who control our policies and operations. All of our publicly-traded stock is non-voting stock. Consequently, stockholders other than Mr. Cohen have no vote with respect to the election of directors or any other matter requiring a vote of stockholders except as required by law. This lack of voting rights may adversely affect the market value of our publicly-traded Class A Non-Voting Common Stock.
A significant portion of our business is concentrated in Texas.
As of September 30, 2016, a significant portion of our U.S. pawn stores were located in Texas, and those stores account for a significant portion of our revenues and profitability. The legislative, regulatory and general business environment in Texas has been relatively favorable for our pawn business activities, but a negative legislative or regulatory change in Texas could have a material adverse effect on our overall operations and financial performance.
A significant or sudden decrease in gold values or the volume of gold transactions may have a material impact on our earnings and financial position.
Gold jewelry comprises a large portion of the collateral security for our pawn loans and our inventory. Pawn service charges, sales proceeds and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values and the volume of gold transactions. A decline in the availability of gold or our customers’ willingness or ability to sell us gold or use gold as collateral for pawn loans could impact our business. Over the fiscal 2013 to 2015 periods and into fiscal 2016, we experienced a significant softening of gold prices and volumes in the aggregate, which had a negative impact on our profitability. The impact on our financial position and results of operations of a continued decrease in gold values or volumes or a change in customer behavior cannot be reasonably estimated because the market and customer response to changes in gold values is not known; however, a significant decline in gold values or gold volumes could result in decreases in sales, sales margins and pawn service charge revenues.
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
Our growth plans include potential expansion in Latin America. Changes in the business, regulatory or political climate in Mexico, or significant fluctuations in currency exchange rates, could affect our ability to expand or continue our operations there, which could have a material adverse impact on our prospects, results of operations and cash flows.
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
A significant reduction in cash flows from operations or the availability of credit could materially and adversely affect our ability to achieve our planned growth and operating results. During fiscal 2014, we completed the sale of $230 million principal amount of 2.125% Cash Convertible Senior Notes Due 2019 and used the proceeds to, among other things, pay all outstanding amounts under, and terminate, our revolving credit facility with a syndicate of banks. During fiscal 2016, we obtained a term loan facility of $100 million principal amount, at variable interest, of which we have drawn $50 million. Our ability to obtain additional credit or alternative financing, if needed, will depend upon market conditions, our financial condition and banks’ or other lenders’ willingness to lend capital at acceptable rates. The inability to access capital at acceptable rates and terms could restrict or limit our ability to achieve our growth objectives, which could adversely affect our financial condition and results of operations.
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
We currently have a significant investment in Cash Converters International Limited, which is a publicly-traded company based in Australia. We have made this investment, and may in the future make additional investments in this or other companies, to further our strategic objectives. The success of these strategic investments is dependent on a variety of factors, including the business performance of the companies in which we invest and the market’s assessment of that performance. If the business performance of any of these companies suffers, then the value of our investment may decline. We wrote down a portion of our investment in Cash Converters International Limited during the fourth quarter of both fiscal 2016 and fiscal 2015. See Note 6 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” If we determine that any future other-than-temporary declines in the fair value exist for one of our equity investments, we will be required to write down that investment to its fair value and recognize the related write-down as an investment loss. Any future realized investment loss would adversely affect our results of operations.
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
The carrying value of our goodwill is $254 million, or approximately 26% of our total assets, as of September 30, 2016. In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 350-20-35 Goodwill — Subsequent Measurement, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual goodwill impairment test is performed in the fourth quarter utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. See Note 9 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data” for a discussion of the impairment of goodwill and indefinite-lived intangible assets during fiscal 2016.
We may be exposed to liabilities under applicable anti-corruption laws, and any determination that we violated these laws could have a material adverse effect on our business.
We are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. We have business in countries and regions that are less developed and are generally recognized as potentially more corrupt business environments. Our activities in these countries create the risk of unauthorized payments or offers of payments by one of our employees or agents that could be in violation of various anti-corruption laws, including the Foreign Corrupt Practices Act (the "FCPA"). We have implemented safeguards and policies to discourage these practices by our employees and agents. However, our existing safeguards and any future improvements may prove to be less than effective, and our employees or agents may engage in conduct for which we might be held responsible. If employees violate our policies or we fail to maintain adequate record-keeping and internal accounting practices to accurately record our transactions, we may be subject to regulatory sanctions. Violations of the FCPA or other anti-corruption laws may result in severe criminal or civil sanctions and penalties, and we may be subject to other liabilities that could have a material adverse effect on our business, results of operations and financial condition. We engage professional service firms with relevant expertise to perform certain reviews of our compliance under the FCPA.
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
We generally lease our locations with terms of three to ten years with one or more renewal options. Our existing leases expire on dates ranging between October 2016 and February 2030, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores unless we find what we believe is a superior location at an attractive price.
On an ongoing basis, we may close or consolidate under-performing store locations. For additional information about our discontinued operations and restructuring plans, see Note 3 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

The following table presents the number of store locations by state or province as of September 30, 2016:

United States:
Texas	218
Florida	98
Colorado	37
Illinois	22
Oklahoma	21
Arizona	20
Nevada	16
Indiana	16
Tennessee	13
Iowa	11
Utah	10
Georgia	8
Minnesota	7
Alabama	5
Oregon	5
Virginia	4
Wisconsin	3
New York	2
Pennsylvania	2
Mississippi	1
Arkansas	1
Total United States Locations	520

Mexico:
Distrito Federal	42
Estado de Mexico	41
Veracruz	31
Jalisco	16
Guanajuato	15
Puebla	11
Tabasco	8
Nuevo León	7
Chiapas	7
Guerrero	7
Michoacán	7
Tamaulipas	6
Hidalgo	6
Queretaro	6
Coahuila	5
Quintana Roo	4
Oaxaca	4
Campeche	4
Morelos	4
Aguascalientes	4
Tlaxcala	3
San Luis Potosí	1
Total Mexico Locations	239
Canada:
Ontario	27
Total Canada Locations	27
Total Company	786

In addition to our store locations, we lease corporate office space primarily in Austin, Texas (179,400 square feet, of which 71,916 square feet has been subleased to other tenants), Querétaro, Mexico (8,400 square feet) and Ontario, Canada (8,400 square feet).
For additional information about store locations during fiscal 2016, 2015 and 2014, see “Segment and Geographic Information” included in “Part I, Item 1 — Business.”
ITEM 3 — LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 17 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Non-Voting Common Stock (“Class A Common Stock”) is traded on the NASDAQ Stock Market under the symbol “EZPW.” As of November 30, 2016, there were 85 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of November 30, 2016.
The high and low per share sales price for our Class A Common Stock for the past two fiscal years, as reported by the NASDAQ Stock Market, were as follows:

	High	Low

Fiscal 2016:
Fourth quarter ended September 30, 2016	$11.12	$7.19
Third quarter ended June 30, 2016	7.59	2.94
Second quarter ended March 31, 2016	5.15	2.44
First quarter ended December 31, 2015	7.14	4.68
Fiscal 2015:
Fourth quarter ended September 30, 2015	$7.58	$5.29
Third quarter ended June 30, 2015	9.88	7.10
Second quarter ended March 31, 2015	12.35	9.08
First quarter ended December 31, 2014	12.08	8.25
As of September 30, 2016, the closing sales price of our Class A Common Stock, as reported by the NASDAQ Stock Market, was $11.06 per share.
We have not declared or paid any dividends and currently do not anticipate paying any dividends in the immediate future. As described in Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data,” payment of a dividend requires an adjustment to the conversion rate of our 2.125% Cash Convertible Senior Notes due 2019. In addition, our Financing Agreement with Fortress Credit Co LLC (described in Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data”) limits our ability to pay dividends and other distributions. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors (subject to the limitations described above).

Stock Performance Graph
The following Stock Performance Graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol: IXIC) and the NASDAQ Other Financial Index (ticker symbol: IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2011. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

ITEM 6 — SELECTED FINANCIAL DATA
The following selected financial information should be read in conjunction with, and is qualified in its entirety by, the accompanying consolidated financial statements and related notes. Amounts shown in the tables below include the impact of revisions to prior period financial statements, as discussed in Note 2 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
Operating Data

	Fiscal Year Ended September 30,
	2016	2015	2014	2013 (a)	2012 (a)

	(in thousands, except per share and store figures)
Operating data:
Total revenues	$730,505	$720,000	$745,770	$765,039	$778,870
Net revenues	428,230	403,020	421,857	447,661	455,839
Restructuring	1,921	17,080	6,664	—	—
Impairment of investments	10,957	26,837	7,940	43,198	—
(Loss) income from continuing operations, net of tax	(8,998)	(52,182)	3,438	13,583	85,317
(Loss) income from discontinued operations, net of tax	(79,432)	(42,045)	(77,474)	4,045	45,129
Net (loss) income	(88,430)	(94,227)	(74,036)	17,628	130,446
Net loss from continuing operations attributable to noncontrolling interest	(1,025)	(884)	(1,038)	(927)	(29)
Net (loss) income from discontinued operations attributable to redeemable noncontrolling interest	(6,661)	(4,151)	(5,281)	951	5,751
Net (loss) income attributable to EZCORP, Inc.	(80,744)	(89,192)	(67,717)	17,604	124,724

Basic (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$(0.15)	$(0.94)	$0.08	$0.27	$1.68
Discontinued operations	(1.34)	(0.70)	(1.33)	0.06	0.77
Basic (loss) earnings per share	$(1.49)	$(1.64)	$(1.25)	$0.33	$2.45

Diluted (loss) earnings per share attributable to EZCORP, Inc.:
Continuing operations	$(0.15)	$(0.94)	$0.08	$0.27	$1.67
Discontinued operations	(1.34)	(0.70)	(1.33)	0.06	0.77
Diluted (loss) earnings per share	$(1.49)	$(1.64)	$(1.25)	$0.33	$2.44

Weighted average shares outstanding:
Basic	54,427	54,369	54,148	53,657	50,877
Diluted	54,427	54,369	54,292	53,737	51,133

Stores attributable to continuing operations at end of period	786	786	804	799	775
(a)    We acquired a controlling interest in Grupo Finmart in January 2012 and began consolidating its results of operations. In September 2016, we disposed of our entire interest and recast all historical operating data pertaining to Grupo Finmart as discontinued operations. Further, certain corrections and revisions to the fiscal 2013 and 2012 consolidated financial statements have been made. See Note 2 and Note 3 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” The effects of these corrections and revisions to the fiscal 2013 and 2012 operating data presented above are as follows:

	Fiscal Year Ended September 30, 2013
	As Previously Reported	Corrections and Reclassifications	As Corrected and Reclassified

	(in thousands, except per share figures)
Operating data:
Total revenues	$809,525	$(44,486)	$765,039
Net revenues	480,433	(32,772)	447,661
Impairment of investments	43,198	—	43,198
Income from continuing operations, net of tax	22,527	(8,944)	13,583
Income (loss) from discontinued operations, net of tax	(1,517)	5,562	4,045
Net income	21,010	(3,382)	17,628
Net loss from continuing operations attributable to noncontrolling interest	(1,222)	295	(927)
Net income (loss) from discontinued operations attributable to redeemable noncontrolling interest	(76)	1,027	951
Net income attributable to EZCORP, Inc.	22,308	(4,704)	17,604

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.44	$(0.17)	$0.27
Discontinued operations	(0.03)	0.09	0.06
Basic earnings per share	$0.41	$(0.08)	$0.33

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.44	$(0.17)	$0.27
Discontinued operations	(0.03)	0.09	0.06
Diluted earnings per share	$0.41	$(0.08)	$0.33

	Fiscal Year Ended September 30, 2012
	As Previously Reported	Corrections and Reclassifications	As Corrected and Reclassified

	(in thousands, except per share figures)
Operating data:
Total revenues	$805,653	$(26,783)	$778,870
Net revenues	474,512	(18,673)	455,839
Income from continuing operations, net of tax	110,819	(25,502)	85,317
Income from discontinued operations, net of tax	30,296	14,833	45,129
Net income	141,115	(10,669)	130,446
Net (loss) income from continuing operations attributable to noncontrolling interest	4,119	(4,148)	(29)
Net income from discontinued operations attributable to redeemable noncontrolling interest	151	5,600	5,751
Net income attributable to EZCORP, Inc.	136,845	(12,121)	124,724

Basic earnings per share attributable to EZCORP, Inc.:
Continuing operations	$2.10	$(0.42)	$1.68
Discontinued operations	0.59	0.18	0.77
Basic earnings per share	$2.69	$(0.24)	$2.45

Diluted earnings per share attributable to EZCORP, Inc.:
Continuing operations	$2.09	$(0.42)	$1.67
Discontinued operations	0.59	0.18	0.77
Diluted earnings per share	$2.68	$(0.24)	$2.44

Balance Sheet Data

	September 30,
	2016	2015	2014	2013 (b)	2012 (b)

	(in thousands)
Balance sheet data:
Pawn loans	$167,329	$159,964	$162,444	$156,637	$157,648
Inventory, net	140,224	124,084	138,175	145,200	109,214
Working capital (a)	387,165	318,107	370,247	325,263	329,535
Total assets (a)	983,244	898,908	1,023,982	1,044,136	950,995
Long-term debt, less current maturities (a)	283,611	197,976	213,265	139,894	128,452
Total equity	594,205	656,031	812,346	879,027	815,690

(a)	Amounts exclude assets and liabilities held for sale as discussed in note (b) below.
(b)    We acquired a controlling interest in Grupo Finmart in January 2012 and began consolidating its results of operations. In September 2016, we disposed of our entire interest and recast all historical balance sheet data pertaining to Grupo Finmart as held for sale. Further, certain corrections and revisions to the fiscal 2014, 2013 and 2012 consolidated financial statements have been made. See Note 2 and Note 3 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” The effects of these corrections and revisions to the fiscal 2014, 2013 and 2012 balance sheet data presented above are as follows:

	September 30, 2014
	As Previously Reported	Corrections and Reclassifications	As Corrected and Reclassified

	(in thousands)
Balance sheet data:
Pawn loans	$162,444	$—	$162,444
Inventory, net	138,175	—	138,175
Working capital	486,649	(116,402)	370,247
Total assets	1,410,544	(386,562)	1,023,982
Long-term debt, less current maturities	392,054	(178,789)	213,265
Total equity	832,304	(19,958)	812,346

	September 30, 2013
	As Previously Reported	Corrections and Reclassifications	As Corrected and Reclassified

	(in thousands)
Balance sheet data:
Pawn loans	$156,637	$—	$156,637
Inventory, net	145,200	—	145,200
Working capital	376,360	(51,097)	325,263
Total assets	1,332,968	(288,832)	1,044,136
Long-term debt, less current maturities	215,939	(76,045)	139,894
Total equity	895,883	(16,856)	879,027

	September 30, 2012
	As Previously Reported	Corrections and Reclassifications	As Corrected and Reclassified

	(in thousands)
Balance sheet data:
Pawn loans	$157,648	$—	$157,648
Inventory, net	109,214	—	109,214
Working capital	381,567	(52,032)	329,535
Total assets	1,209,075	(258,080)	950,995
Long-term debt, less current maturities	198,836	(70,384)	128,452
Total equity	827,791	(12,101)	815,690

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
Overview and Fiscal 2016 Financial Highlights

	Fiscal Year Ended September 30,
	2016 (GAAP)	2015 (GAAP)	Change (GAAP)	2016 (Constant Currency)	Change (Constant Currency)
	(in USD thousands)			(in USD thousands)
Consolidated pawn loans outstanding	$167,329	$159,964	5%	$169,688	6%

Consolidated pawn service charges	261,800	247,204	6%	267,717	8%
U.S. pawn service charges	229,893	216,211	6%	229,893	6%
Mexico pawn service charges	31,907	30,993	3%	37,824	22%

Consolidated merchandise sales gross profit	150,836	134,329	12%	154,420	15%
Consolidated gross margin on merchandise sales	37%	33%	400 bps	37%	400 bps

Consolidated monthly average return on pawn earning assets (a)	11%	12%	(100) bps	11%	(100) bps
Consolidated monthly average yield on inventory (b)	10%	10%	—	10%	—

U.S. pawn loan redemption rate (c)	84%	84%	—	84%	—
Mexico pawn loan redemption rate (c)	78%	77%	100 bps	78%	100 bps

U.S. aged general merchandise inventory (d)	5%	5%	—	5%	—
U.S. aged jewelry inventory (d)	11%	15%	(400)bps	11%	(400)bps

Mexico aged general merchandise inventory (d)	4%	4%	—	4%	—
Mexico aged jewelry inventory (d)	—	—	—	—	—

(a)	Calculated as average monthly merchandise and scrap sales gross profit and pawn service charges, divided by average pawn loans and inventory balances outstanding.
(b)	Calculated as average monthly merchandise and scrap sales gross profit, divided by inventory balances outstanding as of the applicable period end.
(c)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.
(d)	Calculated as inventory aged greater than 360 days as a percentage of total inventory as of the applicable period end.

•
Core pawn revenue (pawn service charges and merchandise sales) from the U.S. Pawn segment increased 5% from fiscal 2015, while core pawn revenue from the Mexico Pawn segment decreased 4% on a GAAP basis but increased 13% on a constant currency basis. See “Results of Operations — Non-GAAP Financial Information” below.

•	We acquired an additional six pawn stores in the Houston, Texas area. The stores reinforce our market-leading presence in that market.

•
We completed the disposition of Grupo Finmart, with a base purchase price for the sale of 100% of Grupo Finmart of $50 million less certain working capital and other adjustments. We also received promissory notes with a total principal amount of $89.8 million.

•
We entered into a financing agreement for a senior secured credit facility for an aggregate principal amount of $100 million, the proceeds of which will allow us to continue to focus on growing our core pawn operations in the United States and Mexico.

On September 27, 2016, we completed the previously announced sale of all of our interests in Grupo Finmart to Alpha Holding, S.A. de C.V. (“AlphaCredit”), pursuant to a definitive agreement (the “Purchase Agreement”) entered into effective July 1, 2016. The purchase price payable to EZCORP was $40.9 million after application of purchase price adjustments specified in the Purchase Agreement and, subject to a 10% escrow holdback, was paid in cash at closing. In connection with the closing of the transaction, we also received promissory notes, having an aggregate principal amount of approximately $89.8 million, repayable in various principal amounts through September 2019. For additional information about the sale of Grupo Finmart, see Note 3 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” See also “Item I, Part 1A — Risk Factors.”
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, long-lived and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe to be reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions.
The critical accounting policies and estimates that could have a significant impact on our results of operations, as well as relevant recent accounting pronouncements, are described in Note 1 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” Certain accounting policies regarding the quantification of the sensitivity of certain critical estimates are discussed further below.
Pawn Loan and Sales Revenue Recognition
We record pawn service charges using the interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition.
As of September 30, 2016, the balance of our pawn service charges receivable was $31.1 million. Assuming the pawn loan fees and service charges receivable balance as of September 30, 2016 was overestimated or underestimated by 10%, pawn service charges revenue would decrease or increase by approximately $3.1 million in 2016 and net income attributable to the Company would decrease or increase by approximately $2.0 million.
Inventory and Cost of Goods Sold
We consider our estimates of obsolete or slow moving inventory and shrinkage critical estimates in determining the appropriate overall valuation allowance for inventory. We monitor our sales margins for each type of inventory on an ongoing basis and compare to historical margins. Significant variances in those margins may require a revision to future inventory reserve estimates. We have historically revised our reserve estimates pertaining to jewelry inventory depending on the current price of gold. Future declines in gold prices may cause an increase in reserve rates pertaining to jewelry inventory.
As of September 30, 2016, the gross balance of our inventory was $146.4 million for which we have included reserves of $6.1 million. Assuming the inventory reserve balance as of September 30, 2016 was overestimated or underestimated by 10%, merchandise cost of goods sold would decrease or increase by approximately $0.6 million in 2016 and net income attributable to the Company would decrease or increase by approximately $0.4 million.

Realization of Notes Receivable
We review the payment history, creditworthiness, projected cash flows and related assumptions of Grupo Finmart and AlphaCredit as applicable in determining whether our net notes receivable of $83.1 million are collectible. Through the date of this report, we have received all payments on these notes receivable as contractually obligated.
Goodwill and Other Intangible Assets
We perform our impairment analyses utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. We have determined that our reporting units are equivalent to our operating segments for fiscal 2016. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our fiscal 2016 goodwill and other intangible asset valuations ranged from 10% to 14%, down from 16% to 25% for fiscal 2015, representing an overall decrease in our weighted-average cost of capital as a result of improving business fundamentals in fiscal 2016 from 2015, as well as a result of our exit from Grupo Finmart. In testing other intangible assets for potential impairment, we apply key assumptions which are consistent with those utilized in our goodwill impairment test. Changes in the economic conditions or regulatory environment could negatively affect our key assumptions.
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
Income Taxes
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
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes of our undistributed earnings of foreign subsidiaries indefinitely invested outside the U.S.
The Company may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which the Company operates or has operated within a relevant period. Significant judgment is required in determining uncertain tax positions. We utilize the required two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We adjust these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We believe adequate provisions for income taxes have been made for all periods.

Results of Operations
Fiscal 2016 vs. Fiscal 2015
Summary Financial Data
The following table presents selected summary consolidated financial data for our fiscal years ended September 30, 2016 and 2015. This table, as well as the discussion that follows, should be read with the consolidated financial statements and related notes included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

	Fiscal Year Ended September 30,		Change
	2016	2015

	(in thousands)
Net revenues:
Pawn service charges	$261,800	$247,204	6%

Merchandise sales	409,107	402,118	2%
Merchandise sales gross profit	150,836	134,329	12%
Gross margin on merchandise sales	37%	33%	400 bps

Jewelry scrapping sales	50,113	57,973	(14)%
Jewelry scrapping gross profit	8,074	11,907	(32)%
Gross margin on jewelry scrapping sales	16%	21%	(500) bps

Other revenues, net	7,520	9,580	(22)%
Net revenues	428,230	403,020	6%

Operating expenses	399,057	418,623	(5)%
Other non-operating expenses	28,810	50,604	(43)%
Income (loss) from continuing operations before income taxes	363	(66,207)	*
Income tax expense (benefit)	9,361	(14,025)	*
Loss from continuing operations, net of tax	(8,998)	(52,182)	(83)%
Loss from discontinued operations, net of tax	(79,432)	(42,045)	89%
Net loss	(88,430)	(94,227)	(6)%
Net loss attributable to noncontrolling interest	(7,686)	(5,035)	53%
Net loss attributable to EZCORP, Inc.	$(80,744)	$(89,192)	(9)%

Net pawn earning assets:
Pawn loans	$167,329	$159,964	5%
Inventory, net	140,224	124,084	13%
Total net pawn earning assets	$307,553	$284,048	8%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Total revenues for fiscal 2016 were $730.5 million compared to $720.0 million in the prior year. Excluding jewelry scrapping sales, total revenues increased $18.4 million, driven by increased merchandise sales and pawn service charge growth.
Total operating expenses decreased from $418.6 million in the prior year to $399.1 million in the current year. This $19.6 million, or 5%, decrease was primarily due to:

•	A $15.2 million decrease in restructuring expense from our fiscal 2015 restructuring plan aimed to streamline our structure and operating model to improve overall efficiency and reduce costs;

•
A $4.9 million decrease in administrative expense due primarily to a $3.6 million decrease in salaries and related costs, a $3.4 million decrease in litigation and related costs and $5.8 million in various other individually small reductions in corporate costs as we continue to work towards corporate overhead reduction goals, offset by a $8.0 million increase in short-term and long-term incentive programs. Administrative expenses include $4.2 million of fiscal 2015 restatement related expenses recorded in fiscal 2016;

•
A $4.4 million decrease in depreciation and amortization expense as a result of ongoing savings realized from a lower depreciable fixed asset base as a result of our strategic review completed in fiscal 2015; and

•	A $1.6 million decrease in loss on sale or disposal of assets due to a reduction in asset disposals in the current year; partially offset by

•
A $6.4 million increase in operations expense primarily as a result of staffing enhancements and an increased participation in incentive compensation plans in our field organization and an increase in short-term and long-term incentive programs, as well as costs associated with new stores acquired. The largest component of this increase, which was offset by other items, was increased bonuses due to the substantial improvement in U.S. and Mexico Pawn operating results in fiscal 2016 as compared to fiscal 2015.

Total non-operating expenses decreased by $21.8 million from the prior year. This decrease was primarily due to:

•
Impairment of our investment in Cash Converters International in fiscal 2016 in the amount of $11.0 million ($7.2 million, net of taxes), as compared to an impairment of our investment in fiscal 2015 in the amount of $26.8 million ($17.4 million, net of taxes);

•	A $5.2 million decrease in loss from our unconsolidated affiliate due to improvement in performance of Cash Converters International; and

•
A $1.0 million decrease in other expense primarily due to net foreign currency transaction losses in the current year as a result of movement in exchange rates affecting the revaluation of intercompany amounts and foreign currency debt outstanding.

Income taxes increased $23.4 million, to a $9.4 million expense in the current year, primarily due to the $66.6 million decrease in loss from continuing operations before income taxes, in addition to various permanent differences.
In fiscal 2016, we sold our Grupo Finmart business. As a result, loss from discontinued operations, net of tax includes a gain of $34.2 million and a $2.1 million loss, which we expect to recoup through receipt of future note receivable payments, on assumption of existing Grupo Finmart debt, before taxes. The gain does not take into consideration the total costs associated with the transaction, which were $9.8 million, approximately $8.0 million of which were recorded under “Loss from discontinued operations, net of tax” in our consolidated statements of operations in fiscal 2016 and the remaining $1.8 million of which will be recorded under “Loss from discontinued operations, net of tax” in our consolidated statements of operations in future periods due to ongoing employee service requirements. See “Results of Operations — Grupo Finmart” below for additional information.

U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Fiscal Year Ended September 30,		Change
	2016	2015

	(in thousands)
Net revenues:
Pawn service charges	$229,893	$216,211	6%

Merchandise sales	348,771	334,635	4%
Merchandise sales gross profit	131,503	115,682	14%
Gross margin on merchandise sales	38%	35%	300 bps

Jewelry scrapping sales	47,810	54,343	(12)%
Jewelry scrapping sales gross profit	7,672	11,498	(33)%
Gross margin on jewelry scrapping sales	16%	21%	(500) bps

Other revenues	331	945	(65)%
Net revenues	369,399	344,336	7%

Segment operating expenses:
Operations	255,321	244,232	5%
Depreciation and amortization	12,242	15,227	(20)%
Segment operating contribution	101,836	84,877	20%

Other segment expenses	1,780	5,029	(65)%
Segment contribution	$100,056	$79,848	25%

Other data:
Net earning assets — continuing operations	$270,974	$251,068	8%
Inventory turnover — general merchandise (a)	2.6	2.8	(7)%
Inventory turnover — jewelry (a)	1.1	1.1	—
Average monthly ending pawn loan balance per store (b)	$270	$252	7%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate	84%	84%	—

(a)	Calculation of inventory turnover excludes the effects of scrapping.
(b)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
Net revenue increased 7% ($25.1 million), with core pawn revenue increasing $27.8 million, or 5%, from the prior-year. The increase in core pawn revenue attributable to same stores and new stores added during the current year is summarized as follows:

	Pawn Service Charges	Merchandise Sales	Core Pawn Revenue

	(in millions)
Same stores	$10.0	$12.3	$22.3
New stores and other	3.7	1.8	5.5
Total	$13.7	$14.1	$27.8

Pawn service charges increased 6%, with the monthly average yield remaining consistent at 14%, offset by the increase in average monthly ending pawn loans outstanding of 7% due to continued focus on customer experience.
Gross margin on merchandise sales increased to 38% from 35% in the prior year as a result of improved execution in disposing of aged inventory, as well as ongoing discipline in pawn loan valuation and retail pricing cadences. These positive operating developments drove an increase in merchandise sales gross profit of $15.8 million. We reduced total aged inventory (as a percentage of total inventory) to 8% from 10%. This reduction is primarily attributable to a reduction of aged jewelry inventory to 11% from 15% in the prior year, while our aged general merchandise inventory remained consistent at 5%.
Gross margin on jewelry scrapping sales decreased to 16% from 21%. Jewelry scrapping sales gross profit decreased to 2% of net revenues from 3% in the prior year primarily as a result of our strategy to sell rather than scrap jewelry during our peak selling season, as margins on scrapping are lower than those on sales.
Total segment expenses increased to $269.3 million (43% of revenues) in the current year from $264.5 million (44% of revenues) in the prior year primarily due to:

•
An $11.1 million, or 5%, net increase in operations expense primarily due to increased wages due to staffing enhancements and an increased participation in incentive compensation plans in our field organization to better serve and satisfy our customers amounting to $16.2 million, comprised of a $8.4 million increase in bonuses due to the substantial improvement in operating results in fiscal 2016 as compared to fiscal 2015 and a $7.8 million increase in salaries and related costs, in addition to costs associated with new stores acquired and other small items. The wage increases were partially offset by a $5.3 million reduction due to fiscal 2015 impairment of long-lived intangible and fixed assets; partially offset by

•
A $3.0 million, or 20%, decrease in depreciation and amortization expense as a result of ongoing savings realized from a lower depreciable fixed asset base as a result of our strategic review completed in fiscal 2015; and

•	A $3.0 million decrease in restructuring costs pertaining to our fiscal 2015 restructuring plan initiated in the fourth quarter of our fiscal 2015.

Non-GAAP Financial Information
In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency and ongoing segment contribution results to evaluate results of our Mexico Pawn operations, which are denominated in Mexican pesos and believe that presentation of constant currency results are meaningful and useful in understanding the activities and business metrics of our Mexico Pawn operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in Mexican pesos to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate during the appropriate period for statement of operations items. The end-of-period exchange rate as of September 30, 2016 and 2015 was 19.4 to 1 and 17.1 to 1, respectively. The average exchange rate for the years ended September 30, 2016, 2015 and 2014 was 17.9 to 1, 15.1 to 1, and 13.1 to 1, respectively. Constant currency results, where presented, also exclude the foreign currency gain or loss and the related foreign currency derivative gain or loss impact.

Mexico Pawn
The following table presents selected summary financial data from continuing operations for the Mexico Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Fiscal Year Ended September 30,
	2016 (GAAP)	2015 (GAAP)	Change (GAAP)	2016 (Constant Currency)	Change (Constant Currency)

	(in thousands)			(in thousands)
Net revenues:
Pawn service charges	$31,907	$30,993	3%	$37,824	22%

Merchandise sales	60,331	65,408	(8)%	71,518	9%
Merchandise sales gross profit	19,329	18,037	7%	22,913	27%
Gross margin on merchandise sales	32%	28%	400 bps	32%	400 bps

Jewelry scrapping sales	2,282	3,267	(30)%	2,705	(17)%
Jewelry scrapping sales gross profit	397	313	27%	470	50%
Gross margin on jewelry scrapping sales	17%	10%	700 bps	17%	700 bps

Other revenues	385	1,021	(62)%	456	(55)%
Net revenues	52,018	50,364	3%	61,663	22%

Segment operating expenses:
Operations	38,481	43,927	(12)%	45,617	4%
Depreciation and amortization	2,965	4,440	(33)%	3,515	(21)%
Segment operating contribution	10,572	1,997	*	12,531	*

Other segment expenses (a)	2,064	2,982	(31)%	907	*
Segment contribution (loss)	$8,508	$(985)	*	$11,624	*

Other data:
Net earning assets — continuing operations	$36,576	$32,966	11%	$41,496	26%
Inventory turnover (b)	2.5	2.7	(7)%	2.5	(7)%
Average monthly ending pawn loan balance per store (c)	$70	$65	8%	$82	26%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate	78%	77%	100 bps	78%	100 bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)
Fiscal 2016 constant currency amount excludes $1.3 million of net GAAP basis foreign currency transaction losses resulting from movement in exchange rates. The net foreign currency transaction losses for fiscal 2015 were $2.0 million and are not excluded from the above results.

(b)	Calculation of inventory turnover excludes the effects of scrapping.
(c)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.

The average exchange rate used to translate current year Mexico Pawn results from Mexican pesos to U.S. dollars was 17.9 to 1, a 19% change from the prior-year rate of 15.1 to 1. We have experienced a prolonged weakening of the Mexican peso to the U.S. dollar and may continue to experience further weakening in future reporting periods, which may adversely impact our future operating results when stated on a GAAP basis.
Our Mexico Pawn operations continued to grow significantly, with the positive constant currency results largely offset by changes in foreign currency exchange rates. Core pawn revenue decreased $4.2 million, or 4%, on a GAAP basis, but increased $12.9 million, or 13%, on a constant currency basis. The change in core pawn revenue attributable to same store and new stores added since the prior-year is summarized as follows:

	Change in Core Pawn Revenue (GAAP)
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$0.7	$(1.2)	$(0.5)
New stores and other	0.3	0.8	1.1
Buy/sell stores	(0.1)	(4.7)	(4.8)
Total	$0.9	$(5.1)	$(4.2)

	Change in Core Pawn Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$6.5	$9.6	$16.1
New stores and other	0.4	1.0	1.4
Buy/sell stores	(0.1)	(4.5)	(4.6)
Total	$6.8	$6.1	$12.9
Pawn service charges increased 3% (22% increase on a constant currency basis) primarily as a result of continued focus on pawn loan growth. The average monthly ending pawn loan balances outstanding increased 8% (26% increase on a constant currency basis) from the prior year.
Gross margin on merchandise sales increased to 32% from 28% in the prior year as a result of improved execution in disposing of aged inventory from the prior year, as well as ongoing discipline in pawn loan valuation and retail pricing cadences. These positive operating developments drove an increase in merchandise sales gross profit of $1.3 million ($4.9 million increase on a constant currency basis).
Total segment expenses in the current year were $43.5 million or 46% of revenues ($50.0 million or 44% of revenues on a constant currency basis), compared to $51.3 million (51% of revenues) in the prior year. These changes were primarily due to:

•
A $1.9 million decrease ($0.7 million increase on a constant currency basis) in operations expense due to staffing realignments and an increased participation in incentive compensation plans due to the substantial improvement in operating results in fiscal 2016 as compared to fiscal 2015;

•	A $1.8 million decrease in rent expense primarily due to currency impacts ($0.1 million decrease in constant currency);

•	A $1.4 million decrease in impairment charges from the prior year on both a GAAP and constant currency basis;

•
A $1.5 million decrease in depreciation and amortization ($0.9 million decrease on a constant currency basis) expense as a result of ongoing savings realized from a lower depreciable fixed asset base as a result of our strategic review completed in fiscal 2015; and

•	A $1.1 million decrease in licenses and fees ($1.1 million reduction on a constant currency basis) in addition to other smaller items and additional foreign currency impacts.

Grupo Finmart
The following table presents selected summary financial data from discontinued operations for Grupo Finmart, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Fiscal Year Ended September 30,
	2016 (GAAP)	2015 (GAAP)	Percentage Change GAAP	2016 (Constant Currency)	Percentage Change (Constant Currency)

	(in thousands)			(in thousands)
Revenues	$45,256	$68,369	(34)%	$53,648	(22)%
Consumer loan bad debt	30,081	26,446	14%	35,659	35%
Net revenues	15,175	41,923	(64)%	17,989	(57)%

Expenses (income):
Operations	38,740	32,664	19%	45,924	41%
Impairment of goodwill (a)	73,244	—	*	73,244	*
Depreciation, amortization and other (b)	12,732	7,008	82%	4,544	(35)%
Interest expense, net	16,464	24,487	(33)%	19,517	(20)%
Gain on disposition (a)	(34,237)	—	*	(34,237)	*
Loss from discontinued operations before income taxes	$(91,768)	$(22,236)	*	$(91,003)	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Amount not adjusted on a constant currency basis as charge occurred at a single point in time.
(b)
Fiscal 2016 constant currency amount excludes a $8.6 million loss from net GAAP basis foreign currency transaction losses, including forward currency forwards, resulting from movement in exchange rates. The net foreign currency transaction losses including foreign currency forwards for fiscal 2015 were $4.4 million and are not excluded from the above results.

The average exchange rate used to translate current year Grupo Finmart results from Mexican pesos to U.S. dollars was 17.9 to 1, a 19% change from the prior-year rate of 15.1 to 1.
During January 2012, we acquired a 60% controlling interest in Grupo Finmart and began consolidating its results of operations. As of September 30, 2015 and prior to its disposition in September 2016, we owned a 94% controlling interest in Grupo Finmart. The results presented above and discussed below include the noncontrolling interest portion of Grupo Finmart’s loss. Amounts discussed below are on a GAAP basis and include the impact of foreign currency effects as presented above.
We received net proceeds of $40.9 million from the disposition of Grupo Finmart in September 2016 in addition to certain notes receivable. See Note 3 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for further discussion of the disposition of Grupo Finmart.
Total revenues decreased $23.1 million, or 34%, in fiscal 2016 to $45.3 million. Consumer loan bad debt increased $3.6 million in fiscal 2016 to $30.1 million. The overall decrease in net revenue was as a result of delays in collections and other factors.
Total expenses increased to $106.9 million in fiscal 2016 from $64.2 million in fiscal 2015 primarily due to:

•	A $73.2 million goodwill impairment charge in fiscal 2016;

•	An $8.0 million increase in business and professional fees primarily due to transaction and other costs related to the disposition of Grupo Finmart, partially offset by other decreases;

•	A $4.2 million increase in foreign currency losses due to fluctuations in foreign currency exchange rates during fiscal 2016 as compared to fiscal 2015; and

•	A $2.1 million loss on prepayment of outstanding notes payable in conjunction with the disposition of Grupo Finmart; partially offset by

•	A $34.2 million gain on disposition of Grupo Finmart in fiscal 2016; and

•	An $8.0 million decrease in net interest expense due to a decrease in weighted-average third-party debt outstanding during fiscal 2016 as compared to fiscal 2015.
Loss from discontinued operations, net of tax for fiscal 2016 includes a $12.9 million income tax benefit associated with Grupo Finmart operations presented above.
Other International
The following table presents selected summary financial data from continuing operations for the Other International segment after translation to U.S. dollars from its functional currency of primarily Canadian and Australian dollars:

	Fiscal Year Ended September 30,		Percentage Change
	2016	2015

	(in thousands)
Net revenues:
Consumer loan fees and interest	$8,769	$10,739	(18)%
Consumer loan bad debt	(1,965)	(3,125)	(37)%
Other revenues, net	9	706	(100)%
Net revenues	6,813	8,320	(18)%

Segment operating expenses:
Operating expenses	7,803	7,396	6%
Loss from investment in unconsolidated affiliates	255	5,473	(95)%
Segment operating loss	(1,245)	(4,549)	(73)%

Other segment expenses	11,165	29,406	(62)%
Segment loss	$(12,410)	$(33,955)	(63)%
Segment loss from the Other International segment was $12.4 million, a decrease of $21.5 million, or 63%, from the prior-year. This decrease was primarily due to:

•
A $15.9 million decrease in impairment of investments due to the current fiscal year impairment of our investment in Cash Converters International in the amount of $11.0 million ($7.2 million, net of taxes) as compared to the prior-year impairment of $26.8 million ($17.4 million, net of taxes);

•
A $5.2 million decrease in loss from our unconsolidated affiliate. The loss of $0.3 million presented above for fiscal 2016 includes pre-tax charges totaling $11.8 million including restructuring costs, compliance provision and other, translated using applicable exchange rates in effect for EZCORP’s year ended September 30, 2016;

•
A $2.4 million decrease in restructuring costs due to substantial costs in the prior-year pertaining to our fiscal 2015 restructuring plan initiated in the fourth quarter of our fiscal 2015, which included the closure of 12 underperforming Canadian Cash Converters stores during fiscal 2015; partially offset by

•	A $1.5 million decrease in segment net revenues due partially to wind down of certain Canadian operations; and

•
A $0.4 million increase in segment operating expenses as a result of $2.6 million invested in building an IT marketing platform to provide targeted solutions for our pawn customers, offset by a $2.2 million overall decrease in expenses associated with the wind down of certain Canadian operations.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net loss attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,		Percentage Change
	2016	2015

	(in thousands)
Segment contribution	$96,154	$44,908	*
Corporate expenses (income):
Administrative	68,101	72,986	(7)%
Depreciation and amortization	11,117	10,676	4%
Loss on sale or disposal of assets	269	1,407	(81)%
Restructuring	183	9,702	(98)%
Interest expense	16,243	16,310	—
Interest income	(49)	(158)	(69)%
Other (income) expense	(73)	192	*
Income (loss) from continuing operations before income taxes	363	(66,207)	*
Income tax expense (benefit)	9,361	(14,025)	*
Loss from continuing operations, net of tax	(8,998)	(52,182)	(83)%
Loss from discontinued operations, net of tax	(79,432)	(42,045)	89%
Net loss	(88,430)	(94,227)	(6)%
Net loss attributable to noncontrolling interest	(7,686)	(5,035)	53%
Net loss attributable to EZCORP, Inc.	$(80,744)	$(89,192)	(9)%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Net income from continuing operations before income taxes increased $66.6 million from the prior-year to income of $0.4 million in the current year primarily due to:

•	A $51.2 million increase in segment contributions of $20.2 million, $21.5 million and $9.5 million from the U.S. Pawn, Other International and Mexico Pawn segments, respectively;

•	A $9.5 million decrease in restructuring expense primarily due to restructuring actions initiated in prior fiscal years which have wound down; and

•
A $4.9 million decrease in administrative expense due primarily to a $3.6 million decrease in salaries and related costs, a $3.4 million decrease in litigation and related costs and $5.8 million in various other individually small reductions in corporate costs, including a reduction in restatement related costs, offset by a $8.0 million increase in short-term and long-term incentive programs. Administrative expenses include $4.2 million of fiscal 2015 restatement related expenses recorded in fiscal 2016; partially offset by

•	A $0.4 million increase in depreciation and amortization expense.
Income taxes increased $23.4 million, to a $9.4 million expense in the current year, primarily due to the $66.6 million decrease in loss from continuing operations before income taxes, in addition to various permanent differences.
In fiscal 2016, we sold our Grupo Finmart business. As a result, loss from discontinued operations, net of tax includes a gain of $34.2 million and a $2.1 million loss, which we expect to recoup through receipt of future note receivable payments, on assumption of existing Grupo Finmart debt, before taxes. The gain does not take into consideration the total costs associated with the transaction, which were $9.8 million, approximately $8.0 million of which were recorded under “Loss from discontinued operations, net of tax” in our consolidated statements of operations in fiscal 2016 and the remaining $1.8 million of which will be recorded under “Loss from discontinued operations, net of tax” in our consolidated statements of operations in future periods due to ongoing employee service requirements. See “Results of Operations — Grupo Finmart” above for additional information.

Fiscal 2015 vs. Fiscal 2014
Summary Financial Data
The following table presents selected summary consolidated financial data for our fiscal years ended September 30, 2015 and 2014. This table, as well as the discussion that follows, should be read with the consolidated financial statements and related notes included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

	Fiscal Year Ended September 30,		Change
	2015	2014

	(in thousands)
Net revenues:
Pawn service charges	$247,204	$248,378	—

Merchandise sales	402,118	388,022	4%
Merchandise sales gross profit	134,329	139,385	(4)%
Gross margin on merchandise sales	33%	36%	(300) bps

Jewelry scrapping sales	57,973	96,241	(40)%
Jewelry sales gross profit	11,907	23,411	(49)%
Gross margin on jewelry scrapping sales	21%	24%	(300) bps

Other revenues, net	9,580	10,683	(10)%
Net revenues	403,020	421,857	(4)%

Operating expenses	418,623	403,763	4%
Non-operating expenses	50,604	10,205	*
(Loss) income from continuing operations before income taxes	(66,207)	7,889	*
Income tax (benefit) expense	(14,025)	4,451	*
(Loss) income from continuing operations, net of tax	(52,182)	3,438	*
Loss from discontinued operations, net of tax	(42,045)	(77,474)	(46)%
Net loss	(94,227)	(74,036)	27%
Net loss attributable to noncontrolling interest	(5,035)	(6,319)	(20)%
Net loss attributable to EZCORP, Inc.	$(89,192)	$(67,717)	32%

Net pawn earning assets:
Pawn loans	$159,964	$162,444	(2)%
Inventory, net	124,084	138,175	(10)%
Total net pawn earning assets	$284,048	$300,619	(6)%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Total revenues for fiscal 2015 were $720.0 million compared to $745.8 million for fiscal 2014, a 3% decrease. Excluding jewelry scrapping sales, total revenues increased $12.5 million, driven by increased merchandise sales and pawn service charges.
Total operating expenses increased $14.9 million, or 4%, from fiscal 2014. This increase was primarily due to:

•	A $10.4 million increase in restructuring expense related to our fiscal 2015 restructuring plan aimed to streamline our structure and operating model to improve overall efficiency and reduce costs;

•	An $8.5 million decrease in gain on sale or disposal of assets, primarily due to the sale of seven U.S. pawn stores during fiscal 2014; and

•	A $1.4 million increase in depreciation expense primarily attributable to assets placed in service as we continue to invest in the infrastructure to support our growth; partially offset by

•
A $7.0 million decrease in administrative expense due to a $15.3 million decrease in labor expenses and associated costs primarily attributable to the discontinuance of USFS operations. The decrease in labor and associated costs was partially offset by a $3.2 million increase in professional fees as a result of the review of our Grupo Finmart loan portfolio and the restatement of previously-issued financial statements. The overall cost of the Grupo Finmart loan review and restatement that had been incurred as of September 30, 2015 was $4.1 million.

Total non-operating expenses increased $40.4 million from fiscal 2014. This increase was primarily due to:

•
Impairment of our investment in Cash Converters International in fiscal 2015 in the amount of $26.8 million ($17.4 million, net of taxes), as compared to an impairment of our investment in Albemarle & Bond in fiscal 2014 in the amount of $7.9 million ($5.4 million, net of taxes);

•
An $8.5 million increase in interest expense in fiscal 2015 due to increased interest on our 2.125% Cash Convertible Notes as a result of the full year inclusion of such notes, which were issued in June and July 2014 and the payment of additional interest during a portion of fiscal 2015 due to our delinquency in filing quarterly reports for the second and third quarters of fiscal 2015, which was cured on November 9, 2015;

•
An $11.4 million decrease in income from our unconsolidated affiliates primarily due to after-tax charges of $5.4 million due to a contract termination, $3.7 million due to a class-action litigation settlement and $1.2 million due to impairments of goodwill and long-lived assets recorded by our unconsolidated affiliate; and

•
A $1.6 million increase in other expense primarily due to net foreign currency transaction losses in fiscal 2015 as a result of movement in exchange rates affecting the revaluation of intercompany amounts and foreign currency debt outstanding.

Income taxes increased $18.5 million to a benefit of $14.0 million, primarily due to the $74.1 million increase in loss from continuing operations before income taxes.
In fiscal 2016, we sold our Grupo Finmart business. As a result, we have recast the operating results of Grupo Finmart for fiscal 2015 and 2014 as discontinued operations. Our fiscal 2015 and 2014 loss from discontinued operations, net of tax includes a $22.2 million and $19.1 million loss, respectively, from Grupo Finmart operations before income taxes.
In fiscal 2015, we announced our exit from the USFS business. We incurred $42.4 million in pre-tax termination costs in fiscal 2015 which includes $10.6 million in goodwill impairment charges, $1.7 million in long-lived asset impairments, $21.0 million estimated costs related to regulatory compliance, employee severance and accelerated amortization of prepaid expenses and other assets, $7.4 million in asset write-downs to liquidation value and $1.7 million in lease termination costs.
In fiscal 2014, we announced our exit from the online lending markets in United States and the United Kingdom. As a result we incurred $103.1 million in pre-tax termination costs from our discontinued operations which includes $84.2 million in goodwill impairment charges, $11.8 million in long-lived assets impairments, $7.6 million of estimated costs related to regulatory compliance, employee severance and accelerated amortization of prepaid expenses and other assets, $2.9 million in asset write-downs to liquidation value and $1.5 million in lease termination costs, partially offset by a $4.8 million reversal of contingent consideration payable.

U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Fiscal Year Ended September 30,		Change
	2015	2014

	(in thousands)
Net revenues:
Pawn service charges	$216,211	$217,891	(1)%

Merchandise sales	334,635	325,337	3%
Merchandise sales gross profit	115,682	120,193	(4)%
Gross margin on merchandise sales	35%	37%	(200) bps

Jewelry scrapping sales	54,343	89,471	(39)%
Jewelry scrapping sales gross profit	11,498	22,758	(49)%
Gross margin on jewelry scrapping sales	21%	25%	(400) bps

Other revenues, net	945	1,372	(31)%
Net revenues	344,336	362,214	(5)%

Segment operating expenses:
Operations	244,232	236,225	3%
Depreciation and amortization	15,227	13,333	14%
Segment operating contribution	84,877	112,656	(25)%

Other segment expenses (income)	5,029	(6,823)	*
Segment contribution	$79,848	$119,479	(33)%

Other data:
Net earning assets — continuing operations	$251,068	$260,065	(3)%
Inventory turnover — general merchandise (a)	2.8	2.5	12%
Inventory turnover — jewelry (a)	1.1	1.7	(35)%
Average monthly ending pawn loan balance per store (b)	$252	$270	(7)%
Monthly average yield on pawn loans outstanding	14%	13%	100 bps
Pawn loan redemption rate	84%	83%	100 bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Calculation of inventory turnover excludes the effects of scrapping.
(b)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
Net revenue decreased 5% ($17.9 million), with core pawn revenue increasing $7.6 million, or 1%, from fiscal 2014. The increase in core pawn revenue attributable to same stores and new stores added during fiscal 2015 is summarized as follows:

	Change in Core Pawn Revenue
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$(2.8)	$5.2	$2.4
New stores and other	1.1	4.1	5.2
Total	$(1.7)	$9.3	$7.6

Pawn service charges decreased 1%, with the monthly average yield increasing to 14% (13% in fiscal 2014), offset by the reduction in average monthly ending pawn loans outstanding of 7%.
Gross margin on merchandise sales decreased to 35% from 37% in fiscal 2014 as a result of liquidating approximately 50% of aged inventory. We reduced aged general merchandise inventory to 5% from 8% and aged jewelry inventory to 15% from 31% in fiscal 2014. This decrease caused a 3% increase in merchandise sales of $9.3 million, with a reduction in merchandise sales gross profit of $4.5 million.
Gross margin on jewelry scrapping sales decreased to 21% from 25% in fiscal 2014 as a result of an 8% decrease in proceeds realized per gram of gold jewelry scrapped, coupled with a 33% decrease in gold volume, primarily as a result of our continued strategy to sell rather than scrap jewelry.
Total segment expenses increased to $264.5 million (44% of revenues) in fiscal 2015 from $242.7 million (38% of revenues) in fiscal 2014 primarily due to:

•
An $8.0 million, or 3%, increase in operations expense primarily attributable to a $3.3 million increase in rent expense due to the addition of 25 new and acquired stores during fiscal 2015 and a $5.3 million impairment of long-lived intangible and fixed assets attributable to the underperformance of certain U.S. Pawn store locations, partially offset by a $1.3 million decrease in advertising expense;

•	A $1.9 million, or 14%, increase in depreciation and amortization expense primarily attributable to assets placed in service as we continue to invest in the infrastructure to support our growth;

•	A $7.8 million decrease in gain on sale or disposal of assets attributable to a $6.8 million gain realized on the sale of seven U.S. pawn stores during fiscal 2014; and

•
A $4.0 million increase in restructuring expense related to our fiscal 2015 restructuring plan aimed to streamline our structure and operating model to improve overall efficiency and reduce costs, which included the closure of 12 underperforming U.S. Pawn stores during fiscal 2015.

Mexico Pawn
The following table presents selected summary financial data from continuing operations for the Mexico Pawn segment after translation to U.S. dollars from its functional currency of the Mexican peso:

	Fiscal Year Ended September 30,
	2015 (GAAP)	2014 (GAAP)	Change (GAAP)	2015 (Constant Currency)	Change (Constant Currency)

	(in thousands)			(in thousands)
Net revenues:
Pawn service charges	$30,993	$30,487	2%	$35,725	17%

Merchandise sales	65,408	60,302	8%	75,394	25%
Merchandise sales gross profit	18,037	18,258	(1)%	20,791	14%
Gross margin on merchandise sales	28%	30%	(200) bps	28%	(200) bps

Jewelry scrapping sales	3,267	6,302	(48)%	3,766	(40)%
Jewelry scrapping sales gross profit	313	495	(37)%	361	(27)%
Gross margin on jewelry scrapping sales	10%	8%	200 bps	10%	200 bps

Other revenues	1,021	1,016	—	1,177	16%
Net revenues	50,364	50,256	—	58,054	16%

Segment operating expenses:
Operations	43,927	48,907	(10)%	50,633	4%
Depreciation and amortization	4,440	5,374	(17)%	5,118	(5)%
Segment operating contribution (loss)	1,997	(4,025)	*	2,303	*

Other segment expenses (a)	2,982	165	*	1,145	*
Segment (loss) contribution	$(985)	$(4,190)	(76)%	$1,158	*

Other data:
Net earning assets — continuing operations	$32,966	$39,976	(18)%	$41,993	5%
Inventory turnover (b)	2.7	2.4	13%	2.6	8%
Average monthly ending total pawn loan balances per store (c)	$65	$64	2%	$82	28%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate	77%	77%	—	77%	—

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)
Fiscal 2015 constant currency amount excludes $2.0 million of net GAAP basis foreign currency transaction losses resulting from movement in exchange rates. The net foreign currency transaction losses for fiscal 2014 were $0.1 million and are not excluded from the above results.

(b)	Calculation of inventory turnover excludes the effects of scrapping.
(c)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
The average exchange rate used to translate fiscal 2015 Mexico Pawn results from Mexican pesos to U.S. dollars was 15.1 to 1, a 15% change from the fiscal 2014 rate of 13.1 to 1. We have experienced a prolong weakening of the Mexican peso to the U.S. dollar and may continue to experience such weakening in future reporting periods.

Our Mexico Pawn operations continued to grow significantly, with core pawn revenue increasing $5.6 million, or 6% (increasing $20.3 million, or 22% on a constant currency basis) from fiscal 2014. The increase in core pawn revenue attributable to same store and new stores added in fiscal 2015 is summarized as follows:

	Change in Core Pawn Revenue (GAAP)
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$2.1	$8.2	$10.3
New stores and other	(1.8)	(4.4)	(6.2)
Buy/sell stores	0.2	1.3	1.5
Total	$0.5	$5.1	$5.6

	Change in Core Pawn Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$6.5	$9.6	$16.1
New stores and other	0.4	1.0	1.4
Buy/sell stores	(1.7)	4.5	2.8
Total	$5.2	$15.1	$20.3
Pawn service charges increased 2% (17% on a constant currency basis), with the actual yield remaining constant at 16% on both a GAAP and constant currency basis and average monthly ending pawn loan balance per store increasing 2% (28% on a constant currency basis).
Gross margin on merchandise sales decreased to 28% from 30% in fiscal 2014. We reduced aged general merchandise inventory to 4% from 23% and aged jewelry inventory to a nominal amount from 15% in fiscal 2014.
Total segment expenses decreased to $51.3 million or 51% of revenues ($56.9 million or 49% of revenues on a constant currency basis) in fiscal 2015 from $54.4 million or 55% of revenues in fiscal 2014. The decrease was primarily due to foreign currency impacts, offset by a $1.7 million impairment in goodwill associated with our Tuyo reporting unit.

Grupo Finmart
The following table presents selected summary financial data from discontinued operations for Grupo Finmart, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Fiscal Year Ended September 30,
	2015 (GAAP)	2014 (GAAP)	Percentage Change (GAAP)	2015 (Constant Currency)	Percentage Change (Constant Currency)

	(in thousands)			(in thousands)
Revenues	$68,369	$54,522	25%	$78,807	45%
Consumer loan bad debt	26,446	19,605	35%	30,484	55%
Net revenues	41,923	34,917	20%	48,323	38%

Expenses:
Operations	32,664	32,184	1%	37,651	17%
Depreciation, amortization and other (a)	7,008	2,382	*	2,979	25%
Interest expense, net	24,487	19,479	26%	28,226	45%
Loss from discontinued operation before income taxes	$(22,236)	$(19,128)	16%	$(20,533)	7%

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)
Fiscal 2015 constant currency amount excludes $4.4 million of net GAAP basis foreign currency transaction losses resulting from movement in exchange rates. The net foreign currency transaction gains for fiscal 2014 were $0.1 million and are not excluded from the above results.

The average exchange rate used to translate fiscal 2015 Grupo Finmart results from Mexican pesos to U.S. dollars was 15.1 to 1, a 15% change from the fiscal 2014 rate of 13.1 to 1.
During January 2012 we acquired a 60% controlling interest in Grupo Finmart and began consolidating its results of operations. As of September 30, 2015 and 2014 we owned a 94% and 76% controlling interest, respectively, in Grupo Finmart. The results presented above and discussed below include the noncontrolling interest portion of Grupo Finmart’s segment loss. For information about our ownership in Grupo Finmart, see Note 4 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” Amounts discussed below are on a GAAP basis and include the impact of foreign currency effects as presented above.
Grupo Finmart total revenues increased $13.8 million, or 25%, in fiscal 2015 to $68.4 million, primarily due to an increase in consumer loan fees and interest. This increase was attributable to income amortized from previously originated loans, coupled with an increase in the consumer loan originations during fiscal 2015.
Consumer loan bad debt increased $6.8 million, or 35%, from fiscal 2014 to $26.4 million due to an increase in the number of loans becoming non-performing during fiscal 2015.
Total expenses increased to $64.2 million (94% of revenues) in fiscal 2015 from $54.0 million (99% of revenues) in fiscal 2014 primarily due to:

•	A $5.0 million, or 26%, increase in net interest expense due to a similar increase in weighted-average debt outstanding during fiscal 2015 from fiscal 2014; and

•	A $4.3 million increase in foreign currency losses due to fluctuations in foreign currency exchange rates during fiscal 2015 as compared to fiscal 2014.

Other International
The following table presents selected summary financial data from continuing operations for the Other International segment after translation to U.S. dollars from its functional currency of primarily Canadian and Australian dollars:

	Fiscal Year Ended September 30,		Percentage Change
	2015	2014

	(in thousands)
Net revenues:
Consumer loan fees and interest	$10,739	$10,736	—%
Consumer loan bad debt	(3,125)	(2,441)	28%
Other revenues, net	706	1,092	(35)%
Net revenues	8,320	9,387	(11)%

Segment operating expenses (income):
Operating expenses	7,396	9,422	(22)%
Loss (income) from investments in unconsolidated affiliates	5,473	(5,948)	*
Segment operating (loss) contribution	(4,549)	5,913	*

Other segment expenses	29,406	8,026	*
Segment loss	$(33,955)	$(2,113)	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
Segment loss from the Other International segment increased $31.8 million from fiscal 2014 to a loss of $34.0 million in fiscal 2015 primarily due to:

•
An $11.4 million decrease in income from our unconsolidated affiliates primarily due to a $40.2 million decrease in Cash Converters International’s profit attributable to owners of the company during its fiscal year ended June 30, 2015, mainly attributable to charges of $26.4 million ($5.4 million after-tax financial impact to EZCORP) in contract termination charges, $17.7 million ($3.7 million after-tax financial impact to EZCORP) for class-action litigation settlement and $5.9 million ($1.2 million financial impact to EZCORP) for impairments of goodwill and long-lived assets;

•
An $18.9 million increase in impairment of investments due to the fiscal 2015 impairment of our investment in Cash Converters International in the amount of $26.8 million ($17.4 million, net of taxes), as compared to the fiscal 2014 impairment of our investment in Albemarle & Bond in the amount of $7.9 million ($5.4 million, net of taxes), which brought our carrying value of this investment to zero; and

•
A $2.6 million increase in restructuring expense related to our fiscal 2015 restructuring plan aimed to streamline our structure and operating model to improve overall efficiency and reduce costs, which included the closure of 12 underperforming Canadian Cash Converters stores during fiscal 2015.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net loss attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,		Percentage Change
	2015	2014

	(in thousands)
Segment contribution	$44,908	$113,176	(60)%
Corporate expenses (income):
Administrative	72,986	79,944	(9)%
Depreciation and amortization	10,676	9,735	10%
Loss on sale or disposal of assets	1,407	964	46%
Restructuring	9,702	6,664	46%
Interest expense	16,310	7,883	*
Interest income	(158)	(278)	(43)%
Other expense	192	375	(49)%
(Loss) income from continuing operations before income taxes	(66,207)	7,889	*
Income tax (benefit) expense	(14,025)	4,451	*
Loss from continuing operations, net of tax	(52,182)	3,438	*
Loss from discontinued operations, net of tax	(42,045)	(77,474)	(46)%
Net loss	(94,227)	(74,036)	27%
Net loss attributable to noncontrolling interest	(5,035)	(6,319)	(20)%
Net loss income attributable to EZCORP, Inc.	$(89,192)	$(67,717)	32%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Net income from continuing operations before income taxes decreased $74.1 million from fiscal 2014 to a loss of $66.2 million in fiscal 2015 primarily due to:

•
A $68.3 million, or 60%, decrease in segment contribution primarily due to a $39.6 million and $31.8 million decrease in segment contribution from the U.S. Pawn and Other International segments, respectively, offset by a $3.2 million increase in segment contribution from the Mexico Pawn segment;

•	A $3.0 million increase in restructuring expense related to our fiscal 2015 restructuring plan aimed to streamline our structure and operating model to improve overall efficiency and reduce costs; and

•
An $8.4 million increase in interest expense primarily due to increased interest on our 2.125% Cash Convertible Notes as a result of the full year inclusion of such notes, which were issued in June and July 2014, and the payment of additional interest during a portion of fiscal 2015 due to our delinquency in filing quarterly reports for the second and third quarters of fiscal 2015, which was cured on November 9, 2015; partially offset by

•
A $7.0 million decrease in administrative expense due to a $15.3 million decrease in labor expenses and associated costs primarily attributable to the discontinuance of USFS operations. Professional fees primarily associated with the review of our Grupo Finmart loan portfolio and the restatement of previously-issued financial statements increased by $3.2 million.

Income tax benefit increased $18.5 million to $14.0 million, primarily due to the $74.1 million increase in loss from continuing operations before income taxes.
In fiscal 2016, we sold our Grupo Finmart business. As a result, we have recast the operating results of Grupo Finmart for fiscal 2015 and 2014 as discontinued operations. Our fiscal 2015 and 2014 loss from discontinued operations, net of tax includes a $22.2 million and $19.1 million loss, respectively, from Grupo Finmart operations before income taxes.
In fiscal 2015, we announced our exit from the USFS business. We incurred $42.4 million in pre-tax termination costs in fiscal 2015, which includes $10.6 million in goodwill impairment charges, $1.7 million in long-lived asset impairments, $21.0 million estimated costs related to regulatory compliance, employee severance and accelerated amortization of prepaid expenses and other assets, $7.4 million in asset write-downs to liquidation value and $1.7 million in lease termination costs.
In fiscal 2014, we announced our exit from the online lending markets in United States and the United Kingdom. As a result we incurred $103.1 million in pre-tax termination costs from our discontinued operations, which includes $84.2 million in goodwill impairment charges, $11.8 million in long-lived assets impairments, $7.6 million of estimated costs related to regulatory compliance, employee severance and accelerated amortization of prepaid expenses and other assets, $2.9 million in asset write-downs to liquidation value and $1.5 million in lease termination costs, partially offset by a $4.8 million reversal of contingent consideration payable.
Liquidity and Capital Resources
Cash Flows
The table below presents a summary of the selected sources and uses of our cash:

	Fiscal Year Ended September 30,		Percentage Change
	2016	2015

	(in thousands)
Cash flows from operating activities	$64,403	$79,398	(19)%
Cash flows from investing activities	6,716	(67,693)	*
Cash flows from financing activities	(63,156)	2,402	*
Effect of exchange rate changes on cash and cash equivalents	(1,350)	(10,308)	87%
Net increase in cash and cash equivalents	$6,613	$3,799	74%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Change in Cash and Cash Equivalents for Fiscal 2016 vs. Fiscal 2015
The decrease in cash flows from operating activities was primarily due to a $39.4 million decrease in net loss plus several non-cash items, a $3.1 million increase in restructuring payments and a $2.6 million decrease in dividends received from our unconsolidated affiliate, partially offset by a $30.1 million increase in changes in operating assets and liabilities, including $34.2 million received in March 2016 as a result of the carryback of fiscal 2015 tax net operating losses.
The increase in cash flows from investing activities was primarily due to $35.3 million in net cash proceeds from disposition of Grupo Finmart, a $11.0 million increase in net proceeds related to loan activities, a $1.8 million decrease in acquisitions, net of cash acquired, a $12.1 million increase as a result of no additional investments in Cash Converters International in fiscal 2016 and a $14.7 million decrease in additions to property and equipment, offset by a $0.6 million decrease in proceeds from sale of assets.
The decrease in cash flows from financing activities was primarily due to a $45.6 million increase in net payments on borrowings, a $32.8 million decrease in restricted cash, a $9.0 million increase in payout of deferred consideration as we finalized payments on a previous acquisition and an $11.8 million repurchase of common stock issued in connection with a previous acquisition, partially offset by a $32.4 million decrease in purchases of subsidiary shares from noncontrolling interests.
The effect of exchange rates on cash and cash equivalents was substantial as a result of the decline in the value of the Mexican peso against the United States dollar during fiscal 2016.
The net effect of these and other smaller items was a $6.6 million increase in cash on hand during fiscal 2016, providing a $65.7 million ending cash balance, $3.9 million of which was held by foreign subsidiaries and was not available to fund domestic operations as we intend to indefinitely earnings from foreign operations.
Cash flows from discontinued operations are aggregated with cash flows from continuing operations in the statements of cash flows. We are unable to bifurcate consolidated cash flows into cash flows attributable to continuing operations and discontinued operations prior to fiscal 2016 as certain of these cash flows pertain to consolidated operations. Grupo Finmart cash flows are presented separately in Note 3 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

Cash Overview
As of September 30, 2016, our primary source of liquidity was $65.7 million in cash and cash equivalents. Of this amount, approximately 6%, or $3.9 million, was held by foreign subsidiaries, portions of which we may be unable to repatriate without incurring United States income taxes. We actively manage our cash in order to fund operating needs, make scheduled interest and principal payments on our borrowings and make acquisitions.
Sources and Uses of Cash
Sale of Grupo Finmart
On September 27, 2016, we completed the previously announced sale of all of our equity interests in Grupo Finmart to AlphaCredit. The sale was completed substantially in accordance with the terms set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, AlphaCredit purchased all of EZCORP's equity interests in Grupo Finmart, representing 93.78% of the issued and outstanding equity interests of Grupo Finmart, as well as a portion of the remaining interests held by the minority shareholders. The aggregate base price for 100% of Grupo Finmart was $50.0 million, subject to certain adjustments specified in the Purchase Agreement. Certain of the minority shareholders retained their equity interests in Grupo Finmart by entering into a shareholder agreement negotiated with AlphaCredit, and the portion of the purchase price attributable to such equity interests has been retained by AlphaCredit. Taking into consideration the $2.7 million attributable to the interests of the minority shareholders and following application of the purchase price adjustments (principally, working capital and non-operating debt adjustments), the purchase price payable to EZCORP was $40.9 million and, subject to the escrow amount described below, was paid in cash at closing. The purchase price is subject to final balance sheet adjustments within 90 days of closing.
An amount equal to 10% of the adjusted purchase price ($4.1 million) is subject to indemnification claims and is held in escrow for up to 18 months. AlphaCredit may also elect to withdraw funds from the escrow account to recover any amounts owed to it by reason of any post-closing purchase price adjustment. An additional $11.5 million was placed in a separate escrow account for tax purposes and was released to us on September 29, 2016 upon the filing and delivery of certain required tax documentation.
The amount of intercompany indebtedness owed by Grupo Finmart to EZCORP at the time of closing ($60.2 million) was restructured into two notes issued by Grupo Finmart and guaranteed by AlphaCredit. Each note provides for quarterly interest payments and accrued principal repayments in installments over three years on the anniversary dates of the closing (30% on the first anniversary, 40% on the second anniversary and 30% on the third anniversary). The note governing the Mexican Peso denominated debt (principal amount of $8.2 million) is payable in Mexican Pesos at a 7.5% per annum interest rate, and the note governing the U.S. Dollar denominated debt (principal amount of $52.0 million) is payable in U.S. Dollars at a 4% per annum interest rate.
The Purchase Agreement provides for certain indemnification obligations of both EZCORP and AlphaCredit, subject to certain limitations. Generally, the maximum amount of our indemnification obligations is (1) 15% of the adjusted purchase price for general representations and warranties, (2) 25% of the adjusted purchase price for Special Representations (as defined in the Purchase Agreement) and (3) 100% of the proceeds received from AlphaCredit for all other indemnification obligations, including Fundamental Representations (as defined in the Purchase Agreement).
In addition, in connection with the closing, we paid a total of $31.1 million, including future interest payments and penalties, to existing Grupo Finmart lenders and stepped into the position of those lenders, including related collateral, and assumed the receivable from Grupo Finmart with no change in terms. All of this debt is scheduled to be repaid to us through December 2017.
This debt includes $25.3 million in total future payments pertaining to consolidated variable interest entity (“VIE”) debt supported by certain foreign currency hedge obligations of Grupo Finmart. We had previously guaranteed Grupo Finmart’s obligations under those hedge contracts, and our guarantee was unaffected by the sale. However, because our guarantee relates to underlying debt that is now owed to us, we do not anticipate any losses arising from the guarantee. Further, AlphaCredit, subject to certain exceptions, has agreed to reimburse us for any amounts we are required to pay under the guarantee. Although these guarantees offset each other, each is shown separately on our consolidated balance sheet at September 30, 2016 (our guarantee as a liability and the AlphaCredit backup guarantee as an asset).

All debt held by Grupo Finmart and its previously consolidated VIEs has been deconsolidated and is no longer included in the consolidated accounts of EZCORP as of September 30, 2016. For an additional description of the disposition of Grupo Finmart, see Note 3 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Term Loan Facility up to $100 Million
On September 12, 2016 (the “Closing Date”), EZCORP, Inc. (as Borrower) and certain of its subsidiaries (as Guarantors) entered into a “Financing Agreement” with certain lenders (the “Lenders”) and Fortress Credit Co LLC (as collateral and administrative agent for the Lenders).
The Financing Agreement provides for a senior secured credit facility in an aggregate principal amount of $100 million, subject to various terms and conditions contained in the Financing Agreement. The credit facility (“Term Loan Facility”) consists of an initial Term Loan of $50 million (“Initial Term Loan”) that was drawn on the Closing Date, and one or more “Delayed Draw Term Loans” of up to $50 million in the aggregate that may be drawn in whole or in part at any time and from time to time during the first 18 months from the Closing Date.
Borrowings under the new facility bear interest at an annual rate initially equal to the London Interbank Offered Rate (“LIBOR”) plus 7.5% or, at our election, a “Reference Rate” plus 6.5%, but will be reduced to LIBOR plus 6.5% or, at our election, the Reference Rate plus 5.5% upon the later of December 31, 2017 or the occurrence of a specified investment return event. In any case, the LIBOR rate is subject to a floor of 1% and the Reference Rate is subject to a floor of 3%. We will also pay a monthly fee of 2.75% per annum on the average daily unused portion of the Delayed Draw Term Loan facility and a quarterly loan servicing fee of $15,000. On the Closing Date, we paid a closing fee of 1.75% of the Initial Term Loan and a commitment fee equal to 0.875% of the Delayed Draw Term Loan commitment which were capitalized and will be amortized over the expected term of the Financing Agreement. At the time of each draw under the Delayed Draw Term Loan Facility, we will pay a funding fee of 0.875% of the funded Delayed Draw Term Loan.
All amounts outstanding under the new facility must be repaid on the Final Maturity Date, which will occur on September 12, 2022 (six years after the Closing Date); provided, however, that the Final Maturity Date will occur on May 15, 2019 if, on that date, more than 10% of our 2.125% Cash Convertible Senior Notes Due 2019 (“Cash Convertible Notes”) remain outstanding or there is no lender-approved plan to refinance any lesser outstanding amount of the Cash Convertible Notes. The new facility is subject to mandatory prepayments upon the occurrence of certain specified events, such as asset sales, certain debt issuances, certain equity issuances, casualty and condemnation events and receipt of tax refunds or proceeds of settlements or judgments (subject to customary exceptions, materiality thresholds and reinvestment rights). We may voluntarily prepay the facility at any time subject to a prepayment premium of 2% during the first year after the Closing Date and 1% during the second year after the Closing Date.
Borrowings under the new facility are secured by first priority security interests in and liens on substantially all of the tangible and intangible personal property and assets of EZCORP and its domestic subsidiaries, including equity interests in EZCORP’s domestic subsidiaries and certain of its foreign subsidiaries (subject to customary exceptions and exclusions).
The Financing Agreement contains affirmative and negative covenants, indemnities, representations and warranties, and other terms and conditions customary for financings of this type, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes (including mergers, consolidations and dissolutions), asset dispositions, dividends and other distributions, prepayments of other indebtedness, sale and leaseback transactions, and transactions with affiliates. The Financing Agreement also contains quarterly financial covenants consisting of a maximum Senior Leverage Ratio and a minimum Fixed Charge Coverage Ratio, as well as customary events of default.
Upon the occurrence, and during the continuance, of an Event of Default, including nonpayment of principal when due, failure to perform or observe certain terms, covenants or agreements under the Financing Agreement, and certain defaults of other indebtedness, the Administrative Agent may (and at the request of Lenders holding more than 50% of the outstanding Term Loans, shall) take any or all of the following actions: terminate the obligation of the Lenders to make advances, declare any outstanding obligations under the Financing Agreement immediately due and payable, and charge default interest on the outstanding Term Loans. In addition, in the event of certain bankruptcy proceedings and other insolvency events, the obligations of each Lender to make advances will automatically terminate and any outstanding obligations under the Financing Agreement will immediately become due and payable.
For an additional information about the Term Loan Facility, see Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

Other
We received $34.2 million in March 2016 as a result of the carryback of fiscal 2015 tax net operating losses.
On February 1, 2016, we acquired six pawn stores in the Houston, Texas area doing business under the "Pawn One" brand. The aggregate purchase price was $6.2 million in cash, inclusive of all ancillary arrangements. There was no additional deferred or contingent consideration
In February 2015, we completed the acquisition of 12 pawn stores in Central Texas doing business under the "Cash Pawn" brand. The aggregate purchase price for the acquisition was $16.5 million, comprised of $5.0 million cash and 1,168,456 shares of our Class A Non-Voting Common Stock (the "Shares"), valued at $10.06 per share (the average closing sales price of the stock on The Nasdaq Stock Market for the five trading days immediately preceding the closing). Under the terms of the transaction, on the first anniversary of the closing date, the Sellers had the right to require us to repurchase the Shares for an aggregate price of $11.8 million (the "Put Option"). On the first anniversary of the closing date, the Sellers exercised their right to require us to repurchase the Shares for an aggregate price of $11.8 million (the "Put Option").
Through September 30, 2016, we have issued payments for the full $10.5 million associated with the settlement of outstanding issues with the U.S. Consumer Financial Protection Bureau.
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
As of September 30, 2016 the Cash Convertible Notes were not convertible because the conversion conditions have not been met. Accordingly, the net balance of the Cash Convertible Notes of $198.0 million was classified as a non-current liability in our consolidated balance sheets as of September 30, 2016.
For an additional description of the Cash Convertible Notes, the conversion terms thereof and the hedges and warrants transactions, see Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
We anticipate that cash flow from operations, cash on hand and available credit facilities will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during fiscal 2017. Our ability to repay our longer-term debt obligations (including the Cash Convertible Notes) will likely require us to refinance those obligations through the issuance of new debt securities or through new credit facilities.

Contractual Obligations
Below is a summary of our cash needs to meet future aggregate contractual obligations as of September 30, 2016:

		Payments due by Period				Additional Borrowing Capacity (a)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years	More than 5 years

	(in thousands)
Long-term debt obligations (b)	$280,000	$—	$230,000	$—	$50,000	$50,000
Interest on long-term debt obligations (c)	47,621	10,666	19,915	11,558	5,482	—
Operating and other lease obligations	265,156	52,097	82,145	55,065	75,849	—
Total (d)	$592,777	$62,763	$332,060	$66,623	$131,331	$50,000

(a)	Amount represents additional borrowing capacity that has not been drawn and the anticipated maturity period if such borrowings had occurred as of September 30, 2016.

(b)	Excludes debt discount and deferred financing costs as well as convertible feature related to the Cash Convertible Notes.

(c)
Future interest on long-term obligations calculated on interest rates effective at the balance sheet date. Amount includes annual unused commitment fees on the undrawn portion of our senior secured credit facility which was $50 million as of September 30, 2016,

(d)
No provision for uncertain tax benefits has been included as the timing of any such payment is uncertain. See Note 13 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”

In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. During the fiscal year ended September 30, 2016 these collectively amounted to $21.3 million.
Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. The words “may,” "can," “should,” “could,” “will,” "would," “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. Accordingly, you should not regard any forward-looking statement as a representation that the expected results will be achieved. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Such risks and uncertainties include, among other things:

•	Exposure to Grupo Finmart financial performance through promissory notes received in divestiture transaction;

•	Changes in laws and regulations;

•	The outcome of current or future litigation and regulatory proceedings;

•	Our controlled ownership structure;

•	Concentration of business in Texas;

•	Changes in gold prices or volumes;

•	Changes in foreign currency exchange rates;

•	Our ability to continue growing our store count through acquisitions and de novo openings;

•	Changes in the business, regulatory or political climate in Mexico;

•	Changes in pawn redemption rates, loan default and collection rates or other important operating metrics;

•	Changes in liquidity, capital requirements or access to debt and capital markets;

•	Changes in the competitive landscape;

•	Potential infrastructure failures or data security breaches;

•	Failure to achieve adequate return on our investments;

•	Potential uninsured property, casualty or other losses;

•	Potential disruptive effect of acquisitions, investments and new businesses;

•	Changes in U.S. or international tax laws;

•	Events beyond our control;

•	Financial statement impact of potential impairment of goodwill; and

•	Potential exposure under anti-corruption laws.
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
Our earnings are affected by changes in interest rates as our Term Loan Facility has a variable rate. A 50 basis point change in the interest rate on our Term Loan Facility would cause an approximately $0.3 million change in interest expense. This amount is determined by considering the impact of the hypothetical interest rate change on our Term Loan Facility, had that facility been outstanding during the entire fiscal year ended September 30, 2016.
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
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments and our foreign operations. Cash Converters International’s functional currency is the Australian dollar, Empeño Fácil’s functional currency is the Mexican peso and our Canadian operations’ functional currency is the Canadian dollar. The impact on our results of operations and financial position of hypothetical changes in foreign currency exchange rates cannot be reasonably estimated due to the interrelationship of operating results and exchange rates.
The translation adjustment from Cash Converters International Limited through June 30, 2016 (included in our September 30, 2016 results on a three-month lag) was a $5.6 million decrease to stockholders’ equity, excluding income tax impacts. During the fiscal year ended September 30, 2016, the Australian dollar strengthened to $1.00 Australian to $0.7636 U.S. from $0.6976 U.S. as of September 30, 2015.

The translation adjustment from Latin America representing the weakening of the Mexican peso during the year ended September 30, 2016 was a $7.5 million decrease to stockholders’ equity, exclusive of impacts from Grupo Finmart. We have currently assumed indefinite reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. During the fiscal year ended September 30, 2016, the Mexican peso weakened to $1.00 Mexican to $0.05150 U.S. from $0.05854 U.S. as of September 30, 2015. We have calculated the impact of foreign currency effects on our fiscal 2016 Mexico Pawn results of operations and determined that revenues and operating contribution would have been $112.5 million and $11.6 million, respectively, as compared to actual revenues and operating contribution of $94.9 million and $8.5 million, respectively, had foreign currency exchange rates remained consistent in fiscal 2016 with those in effect during fiscal 2015.
The translation adjustment from our Canadian operations representing the strengthening of the Canadian dollar during the year ended September 30, 2016 was a $0.1 million increase to stockholders’ equity. During the fiscal year ended September 30, 2016, the Canadian dollar strengthened to $1.00 Canadian to $0.7610 U.S. from $0.7456 U.S. as of September 30, 2015.
We cannot predict the future valuation of foreign currencies or how further movements in exchange rates could affect our future earnings or financial position.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
EZCORP, Inc.
Austin, Texas
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZCORP, Inc. at September 30, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EZCORP, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2016, expressed an unqualified opinion thereon.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for discontinued operations in 2016, due to the adoption of Financial Accounting Standards Board’s (“FASB”) Accounting Standard Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for debt issuance costs in 2016 and 2015, due to the adoption of FASB ASU No. 2015-03, “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.”
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for deferred taxes in 2016 and 2015, due to the adoption of FASB ASU No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.”

We also have audited the adjustments to the 2014 consolidated financial statements to retrospectively report the results of Grupo Finmart within discontinued operations, as described in Note 3. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2014 consolidated financial statements of the Company other than with respect to these adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2014 consolidated financial statements taken as a whole.

/s/ BDO USA, LLP
Dallas, Texas

December 14, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EZCORP, Inc.
Austin, Texas

We have audited, before the effects of the retrospective adjustments for the adoption of FASB Accounting Standards Update, Presentation of Financial Statements and Property, Plant, and Equipment (ASU 2014-08) discussed in Note 1 to the consolidated financial statements, the consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows of EZCORP, Inc. and subsidiaries (the “Company”) for the year ended September 30, 2014 (the 2014 consolidated financial statements before the effects of the retrospective adjustments relating to the adoption of ASU 2014-08 discussed in Note 1 to the consolidated financial statements are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, such 2014 consolidated financial statements, before the effects of the retrospective adjustments for the adoption of ASU 2014-08 discussed in Note 1 to the consolidated financial statements, present fairly, in all material respects, the results of operations and cash flows of EZCORP, Inc. and subsidiaries for the year ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 22 to the consolidated financial statements, the 2014 consolidated financial statements (not presented herein) have been restated to correct errors.
We were not engaged to audit, review, or apply any procedures to the retrospective adjustments for the adoption of ASU 2014-08 discussed in Note 1 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether such retrospective adjustments are appropriate and have been properly applied. Those retrospective adjustments were audited by other auditors.

/s/ DELOITTE & TOUCHE LLP
Austin, Texas

November 26, 2014 (November 9, 2015 as to the effects of the restatement discussed in Note 22; December 23, 2015 as to Note 3 (relating to the adjustments for discontinued operations arising in 2015) and Note 18 (relating to the change in reportable segments in 2015); December 14, 2016 as to the effects of the restatement discussed in Note 2)

EZCORP, Inc. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	September 30,
	2016	2015

		As Corrected
Assets:
Current assets:
Cash and cash equivalents	$65,737	$56,244
Pawn loans	167,329	159,964
Pawn service charges receivable, net	31,062	30,852
Inventory, net	140,224	124,084
Notes receivable, net	41,946	—
Income taxes receivable	2,533	42,231
Current assets held for sale	—	72,849
Prepaid expenses and other current assets	33,312	25,077
Total current assets	482,143	511,301
Investment in unconsolidated affiliate	37,128	56,182
Property and equipment, net	58,455	73,938
Goodwill	253,976	251,646
Intangible assets, net	30,681	30,778
Non-current notes receivable, net	41,119	—
Deferred tax asset, net	35,303	34,176
Non-current assets held for sale	—	217,233
Other assets, net	44,439	13,736
Total assets	$983,244	$1,188,990

Liabilities, temporary equity and equity:
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$84,285	$109,875
Current liabilities held for sale	—	87,329
Customer layaway deposits	10,693	10,470
Total current liabilities	94,978	207,674
Long-term debt, net	283,611	197,976
Non-current liabilities held for sale	—	101,644
Deferred gains and other long-term liabilities	10,450	9,929
Total liabilities	389,039	517,223
Commitments and contingencies (Note 17)
Temporary equity:
Class A Non-Voting Common Stock, subject to possible redemption at $10.06 per share; none as of September 30, 2016 and 1,168,456 shares issued and outstanding at redemption value as of September 30, 2015	—	11,696
Redeemable noncontrolling interest	—	4,040
Total temporary equity	—	15,736
Stockholders’ equity:
Class A Non-Voting Common Stock, par value $.01 per share; shares authorized: 100 million as of September 30, 2016 and 2015; issued and outstanding: 51,129,144 as of September 30, 2016 and 50,726,289 as of September 30, 2015	511	507
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30
Additional paid-in capital	318,723	310,038
Retained earnings	319,808	400,552
Accumulated other comprehensive loss	(44,089)	(55,096)
EZCORP, Inc. stockholders’ equity	594,983	656,031
Noncontrolling interest	(778)	—
Total equity	594,205	656,031
Total liabilities, temporary equity and equity	$983,244	$1,188,990
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2016	2015	2014

		As Corrected
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$409,107	$402,118	$388,022
Jewelry scrapping sales	50,113	57,973	96,241
Pawn service charges	261,800	247,204	248,378
Other revenues	9,485	12,705	13,129
Total revenues	730,505	720,000	745,770
Merchandise cost of goods sold	258,271	267,789	248,637
Jewelry scrapping cost of goods sold	42,039	46,066	72,830
Other cost of revenues	1,965	3,125	2,446
Net revenues	428,230	403,020	421,857
Operating expenses (income):
Operations	301,387	294,939	293,737
Administrative	68,101	72,986	79,944
Depreciation and amortization	26,542	30,959	29,259
Loss (gain) on sale or disposal of assets	1,106	2,659	(5,841)
Restructuring	1,921	17,080	6,664
Total operating expenses	399,057	418,623	403,763
Operating income (loss)	29,173	(15,603)	18,094
Interest expense	16,477	16,385	7,911
Interest income	(81)	(278)	(299)
Loss (income) from investments in unconsolidated affiliates	255	5,473	(5,948)
Impairment of investments	10,957	26,837	7,940
Other expense	1,202	2,187	601
Income (loss) from continuing operations before income taxes	363	(66,207)	7,889
Income tax expense (benefit)	9,361	(14,025)	4,451
(Loss) income from continuing operations, net of tax	(8,998)	(52,182)	3,438
Loss from discontinued operations, net of tax	(79,432)	(42,045)	(77,474)
Net loss	(88,430)	(94,227)	(74,036)
Net loss attributable to noncontrolling interest	(7,686)	(5,035)	(6,319)
Net loss attributable to EZCORP, Inc.	$(80,744)	$(89,192)	$(67,717)

Basic (loss) income per share attributable to EZCORP, Inc. — continuing operations	$(0.15)	$(0.94)	$0.08
Diluted (loss) income per share attributable to EZCORP, Inc. — continuing operations	$(0.15)	$(0.94)	$0.08

Weighted-average basic shares outstanding	54,427	54,369	54,148

Net (loss) income from continuing operations attributable to EZCORP, Inc.	$(7,973)	$(51,298)	$4,476
Loss from discontinued operations attributable to EZCORP, Inc.	(72,771)	(37,894)	(72,193)
Net loss attributable to EZCORP, Inc.	$(80,744)	$(89,192)	$(67,717)
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Year Ended September 30,
	2016	2015	2014

		As Corrected
	(in thousands)
Net loss	$(88,430)	$(94,227)	$(74,036)
Other comprehensive loss:
Foreign currency translation loss, net of income tax benefit (expense) for our investment in unconsolidated affiliate of $1,975, $4,408 and ($1,157) for the years ended September 30, 2016, 2015 and 2014, respectively	(14,580)	(50,667)	(4,147)
Foreign currency translation reclassification adjustment realized upon impairment	—	—	375
Loss on effective portion of cash flow hedge:
Other comprehensive loss before reclassifications	—	—	(453)
Amounts reclassified from accumulated other comprehensive loss	22	457	49
Amounts reclassified from accumulated other comprehensive loss	—	—	540
Reclassification adjustment for gain on available-for-sale securities	—	—	(540)
Other comprehensive loss, net of tax	(14,558)	(50,210)	(4,176)
Comprehensive loss	$(102,988)	$(144,437)	$(78,212)
Attributable to noncontrolling interest:
Net loss	(7,686)	(5,035)	(6,319)
Foreign currency translation loss	(393)	(5,341)	(301)
Amounts reclassified from accumulated other comprehensive loss	1	29	(154)
Comprehensive loss attributable to noncontrolling interest	(8,078)	(10,347)	(6,774)
Comprehensive loss attributable to EZCORP, Inc.	$(94,910)	$(134,090)	$(71,438)
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2016	2015	2014

		As Corrected
	(in thousands)
Operating activities:
Net loss	$(88,430)	$(94,227)	$(74,036)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	28,651	37,034	38,627
Amortization of debt discount	9,474	8,888	2,611
Amortization of deferred financing costs	2,901	4,150	5,137
Amortization of prepaid commissions	13,083	13,702	14,525
Consumer loan loss provision	27,917	51,966	45,014
Deferred income taxes	2,674	(2,124)	(24,377)
Impairment of goodwill	73,244	12,253	84,158
Reversal of contingent consideration	—	—	(4,792)
Impairment of long-lived assets	—	18,529	10,308
Other adjustments	7,289	13,925	(2,251)
Gain on disposition of Grupo Finmart, net of loss on extinguishment	(32,172)	—	—
Loss (gain) on sale or disposal of assets	1,106	2,893	(5,371)
Stock compensation	5,346	2,374	6,845
Loss (income) from investments in unconsolidated affiliates	255	5,473	(5,948)
Impairment of investments	10,957	26,837	7,940
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	7,677	(9,987)	(2,212)
Inventory	(3,735)	433	346
Prepaid expenses, other current assets and other assets	(15,397)	(11,980)	(28,807)
Accounts payable and other, deferred gains and other long-term liabilities	(17,819)	20,940	15,073
Customer layaway deposits	329	1,997	(499)
Tax provision from stock compensation	—	—	609
Income taxes receivable	37,334	(23,144)	(13,328)
Payments of restructuring charges	(8,478)	(5,376)	—
Dividends from unconsolidated affiliate	2,197	4,842	5,129
Net cash provided by operating activities	64,403	79,398	74,701
Investing activities:
Loans made	(676,375)	(842,074)	(959,540)
Loans repaid	428,196	574,353	658,986
Recovery of pawn loan principal through sale of forfeited collateral	235,168	243,692	246,053
Additions to property and equipment	(9,550)	(24,286)	(22,964)
Acquisitions, net of cash acquired	(6,000)	(7,802)	(13,226)
Investments in unconsolidated affiliate	—	(12,140)	—
Proceeds from disposition of Grupo Finmart, net of cash disposed	35,277	—	—
Proceeds from sale of assets	—	564	10,631
Net cash provided by (used in) investing activities	6,716	(67,693)	(80,060)
Financing activities:
Taxes paid related to net share settlement of equity awards	(172)	(210)	(1,982)
Tax benefit from stock compensation	—	—	(609)
Debt issuance costs	(740)	(556)	(14,017)
Payout of deferred consideration	(15,000)	(6,000)	(23,000)
Proceeds from issuance of convertible notes	—	—	230,000
Purchase of convertible notes hedges	—	—	(46,454)
Proceeds from issuance of warrants	—	—	25,106
Purchase of subsidiary shares from noncontrolling interest	—	(32,411)	(29,775)
Proceeds from settlement of forward currency contracts	3,557	2,313	—
Change in restricted cash	8,199	40,949	(57,891)
Proceeds from borrowings and line of credit	64,873	70,686	535,913
Payments on borrowings, line of credit and capital lease obligations	(112,123)	(72,369)	(572,873)
Repurchase of common stock	(11,750)	—	(11,903)
Net cash (used in) provided by financing activities	(63,156)	2,402	32,515
Effect of exchange rate changes on cash and cash equivalents	(1,350)	(10,308)	(931)
Net increase in cash and cash equivalents	6,613	3,799	26,225
Cash and cash equivalents at beginning of period	59,124	55,325	29,100

EZCORP, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

Cash and cash equivalents at end of period	$65,737	$59,124	$55,325

Cash paid (refunded) during the period for:
Interest	$18,722	$16,472	$16,361
Income taxes, net	2,962	(8,042)	30,194

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$249,316	$230,998	$241,696
Issuance of common stock due to acquisitions	—	11,696	—
Deferred consideration	—	9,500	2,674
Change in accrued additions to property and equipment	3,179	(1,337)	(420)
Issuance of common stock to 401(k) plan	—	—	557
Equity adjustment due to noncontrolling interest purchase	—	23,251	6,609
Deferred finance costs payable	740	—	1,092
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Treasury Stock		EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value		Retained Earnings		Shares	Par Value

			As Corrected	As Corrected	As Corrected			As Corrected
	(in thousands)
Balances as of October 1, 2013	54,240	$543	$320,537	$564,424	$(6,477)	—	$—	$879,027
Issuance of common stock related to 401(k) match	45	—	557	—	—	—	—	557
Stock compensation	—	—	6,845	—	—	—	—	6,845
Purchase of subsidiary shares from noncontrolling interest	—	—	(13,260)	—	(15)	—	—	(13,275)
Release of restricted stock	300	3	—	—	—	—	—	3
Excess tax deficiency from stock compensation	—	—	(609)	—	—	—	—	(609)
Taxes paid related to net share settlement of equity awards	—	—	(1,982)	—	—	—	—	(1,982)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	(250)	—	—	(250)
Net proceeds from sale of warrants	—	—	25,106	—	—	—	—	25,106
Foreign currency translation adjustment	—	—	—	—	(3,831)	—	—	(3,831)
Foreign currency translation reclassification adjustment realized upon impairment	—	—	—	—	375	—	—	375
Purchase of treasury stock	—	—	—	—	—	(1,000)	—	—
Retirement of treasury stock	(1,000)	(10)	(4,930)	(6,963)	—	1,000	—	(11,903)
Net loss attributable to EZCORP, Inc.	—	—	—	(67,717)	—	—	—	(67,717)
Balances as of September 30, 2014	53,585	$536	$332,264	$489,744	$(10,198)	—	$—	$812,346
Stock compensation	—	—	(1,558)	—	—	—	—	(1,558)
Release of restricted stock	111	1	—	—	—	—	—	1
Purchase of subsidiary shares from noncontrolling interest	—	—	(20,222)	—	(71)	—	—	(20,293)
Excess tax deficiency from stock compensation	—	—	(236)	—	—	—	—	(236)
Taxes paid related to net share settlement of equity awards	—	—	(210)	—	—	—	—	(210)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	428	—	—	428
Foreign currency translation adjustment	—	—	—	—	(45,255)	—	—	(45,255)
Net loss attributable to EZCORP, Inc.	—	—	—	(89,192)	—	—	—	(89,192)
Balances as of September 30, 2015	53,696	$537	$310,038	$400,552	$(55,096)	—	$—	$656,031
Stock compensation	—	—	9,152	—	—	—	—	9,152
Release of restricted stock	403	4	—	—	—	—	—	4
Excess tax deficiency from stock compensation	—	—	(295)	—	—	—	—	(295)
Taxes paid related to net share settlement of equity awards	—	—	(172)	—	—	—	—	(172)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	21	—	—	21
Foreign currency translation adjustment	—	—	—	—	(14,187)	—	—	(14,187)
Foreign currency translation reclassification upon disposition of Grupo Finmart	—	—	—	—	25,173	—	—	25,173
Net loss attributable to EZCORP, Inc.	—	—	—	(80,744)	—	—	—	(80,744)
Balances as of September 30, 2016	54,099	$541	$318,723	$319,808	$(44,089)	—	$—	$594,983
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
As further discussed in Note 3, we have classified all of the assets and liabilities of our previously-owned 94% subsidiary, Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), which we sold in September 2016, as held for sale in all previous periods and recast all results of operations of Grupo Finmart as discontinued operations for the years ended September 30, 2016, 2015 and 2014.
As of September 30, 2016, we operated a total of 786 locations, consisting of:

•	520 United States pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);

•	239 Mexico pawn stores (operating primarily as Empeño Fácil); and

•	27 financial services stores in Canada (operating as CASHMAX)
We also own approximately 31% of Cash Converters International Limited (“Cash Converters International”), based in Australia and publicly-traded on the Australian Stock Exchange, which franchises and operates a worldwide network of over 700 locations that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods.
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
Pawn Loan and Sales Revenue Recognition
We record pawn service charges using the interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or market value of the item.
The United States pawn loan term generally ranges between 30 and 90 days. The maximum Mexico pawn loan term is 30 days.
We record sales revenue and the related cost when merchandise inventory is sold, or when we receive the final payment on a layaway sale. We record sales revenue and the related cost when scrap inventory is sold and the proceeds to be received are fixed and determinable and ownership is transferred. Sales tax collected on the sale of inventory is excluded from the amount recognized as sales and instead recorded as a liability in “Accounts payable, accrued expenses and other current liabilities” in our consolidated balance sheets until remitted to the appropriate governmental authorities.
Customers may purchase a product protection plan that allows them to return or exchange certain general merchandise (non-jewelry) sold through our retail pawn operations within three to six months of purchase. We recognize the fees for this service as revenue ratably over the three to six month period of the plan. We also offer a jewelry VIP package, which guarantees customers a minimum future pawn loan amount on the item sold, allows them full credit if they trade in the item to purchase a more expensive piece of jewelry, and provides minor repair service on the item sold. These fees are recognized upon sale. Customers may also purchase an item on layaway by paying a minimum layaway deposit of typically 10% to 20% of the item’s sale price. We hold the item for a 60 to 180-day period, during which the customer is required to pay the balance of the sales price. The initial deposit and subsequent payments are recorded as customer layaway deposits. Layaways are recorded as sales when paid in full. We record product protection, jewelry VIP and layaway fees as merchandise sales revenue, as they are incidental to sales of merchandise.
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
In order to state inventory at the lower of cost or market value, we record an allowance for excess, obsolete or slow moving inventory based on the type and age of merchandise. Our inventory consists primarily of general merchandise and jewelry. Our "Merchandise cost of goods sold" includes the historical cost of inventory sold, inventory shrinkage and any change in the allowance for inventory shrinkage and valuation. We include the cost of operating our central jewelry processing unit under “Jewelry scrapping cost of goods sold,” as it relates directly to sales of precious metals to refiners.
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
With respect to our Mexico pawn operations, we do not own the forfeited collateral; however, we assume the risk of loss on such collateral and are solely responsible for its care and disposition and as such, record such collateral under “Inventory, net” in our consolidated balance sheet. The amount of inventory from our Mexico pawn operations classified as “Inventory, net” in our consolidated balance sheets was $19.0 million and $16.5 million as of September 30, 2016 and 2015, respectively.
Cash and Cash Equivalents and Cash Concentrations
Cash and cash equivalents consist primarily of cash on deposit or highly liquid investments with original contractual maturities of three months or less, or money market mutual funds. We hold cash at major financial institutions that often exceed FDIC insured limits. We manage our credit risk associated with cash and cash equivalents and cash concentrations by concentrating our cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions issuing investments or holding such deposits. Historically, we have not experienced any losses due to such cash concentrations. Restricted cash amounts included in “Prepaid expenses and other current assets” of $3.0 million and $0.1 million as of September 30, 2016 and 2015, respectively, primarily pertain to insurance letters of credit and collateralization of company credit cards. In addition, $4.1 million in restricted cash is held under an escrow arrangement in connection with the closing of the Grupo Finmart sale transaction (as further described in Note 3) and is included in “Other assets, net” as of September 30, 2016.
Notes Receivable
We review the payment history, creditworthiness, projected cash flows and related assumptions of Grupo Finmart and AlphaCredit as applicable in determining whether our notes receivable are collectible. We amortize the discount on our notes receivable into “Interest income” under the effective interest method over the life of the notes receivable and accrue interest under the terms of the repayment schedules. These items are included in our “Corporate items” within our segment disclosure. As of September 30, 2016, we have included no impairment due to non-collectability on our notes receivable. See Note 7 for additional details.
Equity Method Investments
We account for our investment in Cash Converters International using the equity method. Since Cash Converters International’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Thus, income reported for our fiscal years ended September 30, 2016, 2015 and 2014 represents our percentage interest in the results of Cash Converters International’s operations from July 1, 2015 to June 30, 2016, July 1, 2014 to June 30, 2015 and July 1, 2013 to June 30, 2014, respectively. Because Cash Converters International publicly files semi-annual financial reports with the Australian Securities & Investments Commission as of and for the periods ended June 30 and December 31, we make estimates for our equity in Cash Converters International’s net income (loss) for Cash Converters International three-month periods ended March 31 (our reporting period ended June 30) and September 30 (our reporting period ended December 31). Those estimates may vary from actual results. We adjust our estimates as necessary in our reporting periods ended March 31 and September 30 to conform to Cash Converters International actual results as shown in their published semi-annual reports. We record all other-than-temporary impairments as of the date of our reporting period.
Cash Converters International records its results of operations under International Financial Reporting Standards (“IFRS”). There have historically been no material differences between Cash Converters International results of operations based upon IFRS versus results of operations as converted to accounting principles generally accepted in the United States of America (“GAAP”). We will continue to monitor for any potential IFRS to GAAP differences.
We have accounted for the negative basis in our investment in Cash Converters International of $19.6 million generated as a result of impairments and other items, using exchange rates in effect as of September 30, 2016, as a reduction in our portion of Cash Converters International goodwill. We will increase our equity in Cash Converters International’s net income in future reporting periods for our portion of any impairments of goodwill recorded by Cash Converters International until such negative basis is restored.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets having indefinite lives are not subject to amortization. We test goodwill and intangible assets with indefinite useful lives for potential impairment annually as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. The goodwill impairment test consists of two steps: in step one, the carrying value of the reporting unit is compared with its fair value; in step two, which is applied when the carrying value is more than its fair value, the amount of goodwill impairment, if any, is derived by deducting the fair value of the reporting unit’s assets and liabilities from the fair value of its equity, and comparing that amount with the carrying amount of goodwill.
We perform our impairment analyses utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. We have determined that our reporting units are equivalent to our operating segments for fiscal 2016. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our fiscal 2016 goodwill and other intangible asset valuations ranged from 10% to 14%. In testing other intangible assets for potential impairment, we apply key assumptions that are consistent with those utilized in our goodwill impairment test. Changes in the economic conditions or regulatory environment could negatively affect our key assumptions.
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

Valuation of Tangible Long-Lived Assets
We assess the impairment of tangible long-lived assets whenever events or changes in circumstances indicate that the net recorded amount may not be recoverable. The following factors could trigger an impairment review: significant underperformance relative to historical or projected future cash flows, significant changes in the manner of use of the assets or the strategy for the overall business, or significant negative industry trends or legislative changes prohibiting us from offering our loan products. An impairment loss is recognized if the future undiscounted cash flows associated with the asset and the estimated fair value of the asset are less than the asset's carrying value.
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
Insurance Recoveries
We incur legal costs with respect to a variety of issues on an ongoing basis. To the extent that such costs are reimbursable under applicable insurance policies, we believe it is probable such costs will be reimbursed and such reimbursements can be reasonably estimated, we record a receivable from the insurance enterprise and a recovery of the costs in our statements of operations. All loss contingencies are recorded gross of the insured recoveries as applicable.
Fair Value of Financial Instruments
We have elected not to measure at fair value any eligible items for which fair value measurement is optional. We determine the fair value of financial instruments by reference to various market data and other valuation techniques, as appropriate.
Acquisitions
We allocate the total acquisition price to the fair value of assets and liabilities acquired and immediately expense transaction costs. We early adopted Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) Accounting Standards Updates ("ASU") 2015-16, Business Combinations (Topic 805) during the three-months ended March 31, 2016 to reduce the cost and complexity of accounting for and reporting business combinations. This ASU requires recognition of adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, with the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. There was no material impact of adopting FASB ASU 2015-16 on our consolidated financial position, results of operations or cash flows.
Foreign Currency Translation
Our equity investment in Cash Converters International is translated from Australian dollars into United States dollars at the exchange rates as of Cash Converters International’s balance sheet date each reporting period. The related interest in Cash Converters International’s net income is translated at the average exchange rate for each six-month period reported by Cash Converters International.
The functional currency of Mexico Pawn and Grupo Finmart is the Mexican peso. The functional currency of our wholly owned foreign subsidiary in Canada is the Canadian dollar. Our foreign subsidiaries' balance sheet accounts are translated from their respective functional currencies into United States dollars at the exchange rate at the end of each quarter, and their earnings are translated into United States dollars at the average exchange rate each quarter. We present resulting translation adjustments as a separate component of stockholders’ equity.
Foreign currency transaction gains and losses not accounted for as translations as discussed above are included under “Other expense” in our consolidated statements of operations. These costs included in continuing operations were $1.1 million, $2.2 million and $1.0 million for fiscal 2016, 2015 and 2014, respectively.

Operations Expense
Included in operations expense are costs related to operating our stores and any direct costs of support offices. These costs include labor, other direct expenses such as utilities, supplies and banking fees and indirect expenses such as store rent, building repairs and maintenance, advertising, store property taxes and insurance and regional and area management expenses.
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
Advertising
Advertising costs are expensed as incurred and included under “Administrative” expense in our consolidated statements of operations. These costs included in continuing operations were $2.1 million, $3.1 million and $5.0 million for fiscal 2016, 2015 and 2014, respectively.
Restructuring Charges
We record a liability for costs associated with an exit or disposal activity at fair value in the period in which the liability is incurred, except for liabilities for certain employee termination benefit charges that are accrued over time. Employee termination benefits associated with an exit or disposal activity are accrued when the obligation is probable and estimable as a post-employment benefit obligation, when local statutory requirements stipulate minimum involuntary termination benefits or, in the absence of local statutory requirements, termination benefits to be provided are similar to benefits provided in prior restructuring activities. Specifically for termination benefits under a one-time benefit arrangement, the timing of recognition and related measurement of a liability depends on whether employees are required to render service until they are terminated in order to receive the termination benefits and, if so, whether employees will be retained to render service beyond a minimum retention period. For employees who are not required to render service until they are terminated in order to receive the termination benefits or employees who will not provide service beyond the minimum retention period, we record a liability for the termination benefits at the communication date. If employees are required to render service until they are terminated in order to receive the termination benefits and will be retained to render service beyond the minimum retention period, we measure the liability for termination benefits at the communication date and recognize the expense and liability ratably over the future service period.
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
Stock Compensation
We measure stock-based compensation expense at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, ratably over the vesting or service period, as applicable, of the stock award. When we grant options and performance-based awards or market-conditioned awards, our policy is to estimate the grant-date fair value of the awards using the Black-Scholes-Merton model or Monte Carlo model, respectively, and amortize that fair value to compensation expense on a ratable basis over the awards’ vesting period. We recognize expense on awards that only have service requirements on a straight-line basis. We early adopted FASB ASU 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period during the three-months ended March 31, 2016 and applied the amendments prospectively to all awards granted or modified after the effective date. This ASU requires recognition of compensation costs for share-based awards with performance targets in the period in which it becomes probable that the performance targets will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. There was no material impact of adopting FASB ASU 2014-12 on our consolidated financial position, results of operations or cash flows.

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
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes of our undistributed earnings of foreign subsidiaries indefinitely invested outside the U.S.
We may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which we operate or have operated within a relevant period. Significant judgment is required in determining uncertain tax positions. We utilize the required two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We adjust these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We believe adequate provisions for income taxes have been made for all periods.
We recognize interest and penalties related to unrecognized tax benefits as “Income tax expense” in our consolidated statements of operations, which were $0.2 million, $0.1 million and nil during fiscal 2016, 2015 and 2014, respectively.
We early adopted FASB ASU 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes during the three-months ended December 31, 2015 on a retrospective basis. This ASU requires classification of deferred income taxes as non-current on the consolidated balance sheets. Deferred income taxes were previously required to be classified as current or non-current on the consolidated balance sheets. The impact of adopting FASB ASU 2015-17 on our current period consolidated financial statements was the classification of all deferred tax assets as non-current within the consolidated balance sheets to conform to the current period presentation. Other than these reclassifications, the adoption of FASB ASU 2015-17 did not have an impact on our consolidated financial position, results of operations or cash flows.
We consider our assessment of the recognition of deferred tax assets as well as estimates of uncertain tax positions to be critical estimates.
Earnings per Share and Common Stock
We compute basic earnings per share on the basis of the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, restricted stock awards and warrants. Potential common shares are required to be excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vest are greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. There were no participating securities outstanding during the years ended September 30, 2016, 2015 and 2014 requiring the application of the two-class method.
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

Use of Estimates and Assumptions
The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, collectability of notes receivable, loan loss allowances, long-lived and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe are reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.
Presentation of Debt Issuance Costs
In April 2015, the FASB issued ASU 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires reporting entities to record costs paid to third parties that are directly related to issuing debt, and that otherwise would not be incurred, as a deduction to the corresponding debt for presentation purposes. The provisions of the ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity should apply the amendment retrospectively. We early adopted FASB ASU 2015-03 during the three-months ended December 31, 2015 on a retrospective basis. The impact of adopting FASB ASU 2015-03 on our current period consolidated financial statements was the classification of all deferred financing costs as a deduction to the corresponding debt in addition to the reclassification of deferred financing costs in "Intangible assets, net" to "Long-term debt less current maturities, net" as of September 30, 2015 of $9.2 million, inclusive of Grupo Finmart amounts presented in Note 3, within the consolidated balance sheets to conform to the current period presentation.
Reporting Discontinued Operations
In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU provides guidance for the reporting of discontinued operations if (1) a component or group of components of an entity meets the criteria in FASB ASC Paragraph 205-20-45-1E to be classified as held for sale; (2) the component of an entity or group of components of an entity is disposed of by sale; or (3) the component of an entity or group of components of an entity is disposed of other than by sale (for example, by abandonment or in a distribution to owners in a spinoff). Among other disclosures, FASB ASU 2014-08 requires presentation of, for each comparative period, the assets and liabilities of a disposal group that includes a discontinued operation separately in the asset and liability sections, respectively, of the statement of financial position. FASB ASU 2014-08 is effective prospectively for (1) all disposals of components that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years; and (2) all businesses or nonprofit activities that, on acquisition, are classified as held for sale that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. There was no impact of adopting FASB ASU 2014-08 on our consolidated financial position, results of operations or cash flows. However subsequent to adoption we have classified our Grupo Finmart segment as held for sale.
We have presented our Grupo Finmart segment classified as a discontinued operation as held for sale under FASB ASU 2014-08, including separate presentation of assets and liabilities held for sale in our consolidated balance sheets, with historical amounts recast to conform to current period presentation. We have presented our operations discontinued prior to adoption of FASB ASU 2014-08 during the three-months ended December 31, 2015 including our U.S. Financial Services business ("USFS") and our online lending businesses in the United States ("EZOnline") and the United Kingdom ("Cash Genie") under the accounting guidance in effect before the adoption of FASB ASU 2014-08.
Accounting Policies Associated with Discontinued Operations
Grupo Finmart entered into agreements with employers that permit it to market consumer loans to employees with such payments withheld by the employers through payroll deductions and remitted to Grupo Finmart. Prior to its discontinuance in fiscal 2014, USFS provided a variety of short-term consumer loans, including single-payment and multiple-payment unsecured loans and single-payment and multiple-payment auto title loans, with fee-based credit services to customers seeking loans provided in Texas. Consumer loans and interest and fees receivable were carried in the consolidated balance sheets net of an allowance, which was based on recent loan default experience adjusted for seasonal variations and collection percentages.

Loans to Grupo Finmart customers whose employment was continuing were referred to as “in-payroll” loans, while loans to Grupo Finmart customers whose employment was discontinued were referred to as “out-of-payroll” loans. A customer was generally considered to have discontinued their employment if they are no longer employed by the employer that is responsible for the payroll withholding. We established reserves for Grupo Finmart loans as follows:

•	We reserved 100% of non-performing loans, which for this purpose we consider to be:

◦	Out-of-payroll loans for which Grupo Finmart is not receiving payments; and

◦	In-payroll loans for which Group Finmart has not received any payments for 180 consecutive days.

•	We also established additional reserves on loan principal and accrued interest reserves for performing loans based on historical experience.
When we reserved 100% of a Grupo Finmart loan, we charged the loan principal to consumer loan bad debt expense, reduced interest revenue by the amount of unpaid interest theretofore accrued on the loan and ceased accruing interest revenue. Future collections were recorded as a reduction of consumer loan bad debt expense (in the case of written-off principal) and an increase in consumer loan fee revenue (in the case of written-off accrued interest) after principal had been recovered. Grupo Finmart provided an allowance for losses on performing, in-payroll loans and related interest receivable based on historical collection experience.
Recently Issued Accounting Pronouncements
In November 2016, the FASB issues ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including within interim periods. A reporting entity should apply the amendment on a retrospective basis as of the beginning of the fiscal year for which the amendments are effective. We are in the process of evaluating the impact of adopting FASB ASU 2016-18 on our consolidated financial position, results of operations and cash flows.
In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on eight specific cash flow issues. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including within interim periods. A reporting entity should apply the amendment on a retrospective basis as of the beginning of the fiscal year for which the amendments are effective. We are in the process of evaluating the impact of adopting FASB ASU 2016-15 on our consolidated financial position, results of operations and cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A reporting entity should generally apply the amendment on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting periods in which the amendment is effective. We are in the process of evaluating the impact of adopting FASB ASU 2016-13 on our consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. A reporting entity should apply the amendment using transition guidance for each aspect of the ASU. We are in the process of evaluating the impact of adopting FASB ASU 2016-09 on our consolidated financial position, results of operations and cash flows.
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments a consensus of the FASB Emerging Issues Task Force. This ASU clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. A reporting entity should apply the amendment on a modified retrospective basis to existing debt instruments as of the beginning of the fiscal year for which the amendments are effective. We are in the process of evaluating the impact of adopting FASB ASU 2016-06 on our consolidated financial position, results of operations and cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted based upon guidance issued within the ASU. We are in the process of evaluating the impact of adopting FASB ASU 2016-02 on our consolidated financial position, results of operations and cash flows and anticipate providing further disclosure of that impact in fiscal 2017.
In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. This ASU makes targeted improvements to the accounting for, and presentation and disclosure of, financial assets and liabilities. The ASU further requires separate presentation of financial assets and financial liabilities by measurement category on the balance sheet or the accompanying notes to the financial statements. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted based upon guidance issued within the ASU. A reporting entity should apply the amendment prospectively, with a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are in the process of evaluating the impact of adopting FASB ASU 2016-01 on our consolidated financial position, results of operations and cash flows.
In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU requires reporting entities measuring inventories under the first-in, first-out or average cost methods to measure inventory at the lower of cost or net realizable value, where net realizable value is "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." Inventory was previously required to be measured at the lower of cost or market value, where the measurement of market value had several potential outcomes. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted provided that presentation is applied to the beginning of the fiscal year of adoption. A reporting entity may apply the amendment prospectively. We have not completed the process of evaluating the impact that will result from adopting FASB ASU 2015-11. Therefore we are unable to disclose the impact that adopting FASB ASU 2015-11 will have on our financial position, results of operations and cash flows when such standard is adopted.
In April 2015, the FASB issued ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity may apply the amendment prospectively or retrospectively. We are in the process of evaluating the impact of adopting FASB ASU 2015-05 on our consolidated financial position, results of operations and cash flows.
In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). This update provides guidance about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. FASB ASU 2014-15 requires management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term “substantial doubt,” (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). FASB ASU 2014-15 is effective prospectively for fiscal years beginning after December 15, 2016, and interim periods within those years. We do not anticipate that the adoption of FASB ASU 2014-15 will have a material effect on our financial position, results of operations or cash flows.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). On August 12, 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) to defer the effective date to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The amendments in FASB ASU 2014-09 will be added to the Accounting Standards Codification as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, as well as some cost guidance in Subtopic 605-35, Revenue Recognition - Construction-Type and Production-Type Contracts. The core principle of FASB ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. Notably, the existing requirements for the recognition of a gain or loss on the transfer of non-financial assets that are not in a contract with a customer (e.g., assets within the scope of Topic 360, Property, Plant, and Equipment, and intangible assets within the scope of Topic 350, Intangibles — Goodwill and Other) are amended to be consistent with the guidance on recognition and measurement in FASB ASU 2014-09. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the fiscal 2017 opening retained earnings balance. In March 2016 through May 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), FASB ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Consensuses of the FASB Emerging Issues Task Force and FASB ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. FASB ASU 2016-08, 2016-10 and 2016-12 clarify implementation guidance and introduce practical expedients, and are effective upon adoption of FASB ASU 2014-09. We are evaluating the impact that will result from adopting FASB ASU 2014-09 and related ASUs on our consolidated financial position, results of operations, and cash flows and anticipate providing further disclosure of that impact in fiscal 2017.
NOTE 2: CORRECTIONS AND REVISIONS TO PRIOR PERIOD FINANCIAL STATEMENTS
Subsequent to the issuance of our Annual Report on Form 10-K for the fiscal year ended September 30, 2015, we identified errors in our historical financial statements, including the years ended September 30, 2015 and 2014. These prior year errors were identified as part of the current year remediation efforts associated with the income tax control deficiency described in our fiscal 2015 Annual Report. The errors identified relate primarily to the deferred tax balances associated with equity method investments, stock compensation, foreign acquisitions, true up of tax receivable accounts and the recognition of liabilities for uncertain tax positions. These errors resulted in an overstatement of October 1, 2013 and 2014 beginning retained earnings of $16.8 million and $19.8 million, respectively and an understatement of October 1, 2013 and 2014 beginning accumulated other comprehensive loss of nil and $0.1 million, respectively. There were no net changes to consolidated cash flows from operating, investing or financing activities for fiscal 2015 and 2014, however, revisions were made between net loss, deferred income taxes and income taxes receivable. The prior period amounts within the consolidated financial statements for the years ended September 30, 2015 and 2014 have been corrected.
In addition, certain reclassifications of prior period amounts have been made to conform to the current period presentation. These reclassifications, other than those pertaining to discontinued operations discussed in Note 3 and the adoption of FASB ASUs discussed in Note 1, primarily include the following, and are labeled “Other” in the tables below:

•
Reclassification of "Consumer loans, net" and "Consumer loan fees and interest receivable, net," exclusive of Grupo Finmart amounts presented in Note 3, which are solely attributable to our Other International segment, to "Prepaid expenses and other current assets" to conform to current period presentation.

•
Reclassification of "Consumer loan fees and interest," exclusive of Grupo Finmart amounts presented in Note 3, which are solely attributable to our Other International segment, to "Other revenues" to conform to current period presentation.

•
Reclassification of “Consumer loan bad debt,” exclusive of Grupo Finmart amounts presented in Note 3, which are solely attributable to our Other International segment, to "Other cost of revenues" to conform to current period presentation.

•	Reclassification of "Other current liabilities" to "Accounts payable, accrued expenses and other current liabilities" as of September 30, 2015 to conform to current period presentation.

•	Reclassification of other immaterial items to conform to current period presentation.

The following tables show the impact of the foregoing.
EZCORP, Inc. CONSOLIDATED BALANCE SHEET (in thousands, except share and per share amounts)

	September 30, 2015
	As Previously Reported	Corrections of Errors	Discontinued Operations	Other	As Corrected and Reclassified

Assets:
Current assets:
Cash and cash equivalents	$59,124	$—	$(2,880)	$—	$56,244
Restricted cash	15,137	—	(14,993)	(144)	—
Pawn loans	159,964	—	—	—	159,964
Consumer loans, net	36,533	—	(31,824)	(4,709)	—
Pawn service charges receivable, net	30,852	—	—	—	30,852
Consumer loan fees and interest receivable, net	19,802	—	(19,105)	(697)	—
Inventory, net	124,084	—	—	—	124,084
Deferred tax asset, net	44,134	—	—	(44,134)	—
Prepaid income taxes	7,945	(7,945)	—	—	—
Income taxes receivable	37,230	7,499	(2,498)	—	42,231
Current assets held for sale	—	—	72,849	—	72,849
Prepaid expenses and other current assets	21,076	—	(1,549)	5,550	25,077
Total current assets	555,881	(446)	—	(44,134)	511,301
Investment in unconsolidated affiliate	56,182	—	—	—	56,182
Property and equipment, net	75,594	—	(1,656)	—	73,938
Restricted cash, non-current	2,883	—	(2,883)	—	—
Goodwill	327,460	3,319	(79,133)	—	251,646
Intangible assets, net	50,434	—	(10,485)	(9,171)	30,778
Non-current consumer loans, net	75,824	—	(75,824)	—	—
Deferred tax asset, net	24,987	(16,942)	(18,003)	44,134	34,176
Non-current assets held for sale	—	—	217,233	—	217,233
Other assets, net	42,985	—	(29,249)	—	13,736
Total assets	$1,212,230	$(14,069)	$—	$(9,171)	$1,188,990

Liabilities, temporary equity and equity:
Current liabilities:
Current maturities of long-term debt	$74,345	$—	$(74,345)	$—	$—
Accounts payable, accrued expenses and other current liabilities	107,871	(396)	(12,984)	15,384	109,875
Current liabilities held for sale	—	—	87,329	—	87,329
Other current liabilities	15,384	—	—	(15,384)	—
Customer layaway deposits	10,470	—	—	—	10,470
Total current liabilities	208,070	(396)	—	—	207,674
Long-term debt, net	306,337	—	(99,190)	(9,171)	197,976
Non-current liabilities held for sale	—	—	101,644	—	101,644
Deferred gains and other long-term liabilities	6,157	6,226	(2,454)	—	9,929
Total liabilities	520,564	5,830	—	(9,171)	517,223
Commitments and contingencies
Temporary equity:
Class A Non-voting Common Stock, subject to possible redemption at $10.06 per share; 1,168,456 shares issued and outstanding at redemption value as of September 30, 2015	11,696	—	—	—	11,696
Redeemable noncontrolling interest	3,235	805	—	—	4,040
Total temporary equity	14,931	805	—	—	15,736
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million as of September 30, 2015; issued and outstanding: 50,726,289 as of September 30, 2015	507	—	—	—	507
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	—	—	—	30
Additional paid-in capital	307,080	2,958	—	—	310,038
Retained earnings	423,137	(22,585)	—	—	400,552
Accumulated other comprehensive loss	(54,019)	(1,077)	—	—	(55,096)
EZCORP, Inc. stockholders’ equity	676,735	(20,704)	—	—	656,031
Total liabilities, temporary equity and equity	$1,212,230	$(14,069)	$—	$(9,171)	$1,188,990

EZCORP, Inc. CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended September 30, 2015
	As Previously Reported	Corrections of Errors	Discontinued Operations	Other	As Corrected and Reclassified

	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$402,118	$—	$—	$—	$402,118
Jewelry scrapping sales	57,973	—	—	—	57,973
Pawn service charges	247,204	—	—	—	247,204
Consumer loan fees and interest	78,066	—	(68,114)	(9,952)	—
Other revenues	3,008	—	(255)	9,952	12,705
Total revenues	788,369	—	(68,369)	—	720,000
Merchandise cost of goods sold	267,789	—	—	—	267,789
Jewelry scrapping cost of goods sold	46,066	—	—	—	46,066
Consumer loan bad debt	29,571	—	(26,446)	(3,125)	—
Other cost of revenues	—	—	—	3,125	3,125
Net revenues	444,943	—	(41,923)	—	403,020
Operating expenses:
Operations	327,603	—	(32,664)	—	294,939
Administrative	72,986	—	—	—	72,986
Depreciation and amortization	33,543	—	(2,584)	—	30,959
Loss on sale or disposal of assets	2,659	—	—	—	2,659
Restructuring	17,080	—	—	—	17,080
Total operating expenses	453,871	—	(35,248)	—	418,623
Operating loss	(8,928)	—	(6,675)	—	(15,603)
Interest expense	42,202	—	(25,817)	—	16,385
Interest income	(1,608)	—	1,330	—	(278)
Loss from investments in unconsolidated affiliates	5,473	—	—	—	5,473
Impairment of investments	29,237	(2,400)	—	—	26,837
Other expense	6,611	—	(4,424)	—	2,187
Loss from continuing operations before income taxes	(90,843)	2,400	22,236	—	(66,207)
Income tax benefit	(26,695)	5,163	7,507	—	(14,025)
Loss from continuing operations, net of tax	(64,148)	(2,763)	14,729	—	(52,182)
Loss from discontinued operations, net of tax	(27,316)	—	(14,729)	—	(42,045)
Net loss	(91,464)	(2,763)	—	—	(94,227)
Net loss attributable to noncontrolling interest	(5,015)	(20)	—	—	(5,035)
Net loss attributable to EZCORP, Inc.	$(86,449)	$(2,743)	$—	$—	$(89,192)

Basic loss per share attributable to EZCORP, Inc.:
Continuing operations	$(1.09)	$(0.05)	$0.20	$—	$(0.94)
Discontinued operations	(0.50)	—	(0.20)	—	(0.70)
Basic loss per share	$(1.59)	$(0.05)	$—	$—	$(1.64)

Diluted loss per share attributable to EZCORP, Inc.:
Continuing operations	$(1.09)	$(0.05)	$0.20	$—	$(0.94)
Discontinued operations	(0.50)	—	(0.20)	—	(0.70)
Diluted loss per share	$(1.59)	$(0.05)	$—	$—	$(1.64)

Weighted average shares outstanding:
Basic	54,369	—	—	—	54,369
Diluted	54,369	—	—	—	54,369

Loss from continuing operations attributable to EZCORP, Inc.	$(59,133)	$(2,743)	$10,578	$—	$(51,298)
Loss from discontinued operations attributable to EZCORP, Inc.	(27,316)	—	(10,578)	—	(37,894)
Net loss attributable to EZCORP, Inc.	$(86,449)	$(2,743)	$—	$—	$(89,192)

EZCORP, Inc. CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal Year Ended September 30, 2014
	As Previously Reported	Corrections of Errors	Discontinued Operations	Other	As Corrected and Reclassified

	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$388,022	$—	$—	$—	$388,022
Jewelry scrapping sales	96,241	—	—	—	96,241
Pawn service charges	248,378	—	—	—	248,378
Consumer loan fees and interest	63,702	—	(53,377)	(10,325)	—
Other revenues	3,949	—	(1,145)	10,325	13,129
Total revenues	800,292	—	(54,522)	—	745,770
Merchandise cost of goods sold	248,637	—	—	—	248,637
Jewelry scrapping cost of goods sold	72,830	—	—	—	72,830
Consumer loan bad debt	22,051	—	(19,605)	(2,446)	—
Other cost of revenues	—	—	—	2,446	2,446
Net revenues	456,774	—	(34,917)	—	421,857
Operating expenses:
Operations	325,921	—	(32,184)	—	293,737
Administrative	79,944	—	—	—	79,944
Depreciation and amortization	31,762	—	(2,503)	—	29,259
Loss on sale or disposal of assets	(5,841)	—	—	—	(5,841)
Restructuring	6,664	—	—	—	6,664
Total operating expenses	438,450	—	(34,687)	—	403,763
Operating income	18,324	—	(230)	—	18,094
Interest expense	28,389	—	(20,478)	—	7,911
Interest income	(1,298)	—	999	—	(299)
Income from investments in unconsolidated affiliates	(5,948)	—	—	—	(5,948)
Impairment of investments	7,940	—	—	—	7,940
Other expense	480	—	121	—	601
Income (loss) from continuing operations before income taxes	(11,239)	—	19,128	—	7,889
Income tax expense (benefit)	(7,246)	3,956	7,741	—	4,451
Income (loss) from continuing operations, net of tax	(3,993)	(3,956)	11,387	—	3,438
Loss from discontinued operations, net of tax	(68,093)	2,006	(11,387)	—	(77,474)
Net loss	(72,086)	(1,950)	—	—	(74,036)
Net loss attributable to noncontrolling interest	(7,387)	1,068	—	—	(6,319)
Net loss attributable to EZCORP, Inc.	$(64,699)	$(3,018)	$—	$—	$(67,717)

Basic loss per share attributable to EZCORP, Inc.:
Continuing operations	$0.05	$(0.08)	$0.11	$—	$0.08
Discontinued operations	(1.25)	0.03	(0.11)	—	(1.33)
Basic loss per share	$(1.20)	$(0.05)	$—	$—	$(1.25)

Diluted loss per share attributable to EZCORP, Inc.:
Continuing operations	$0.06	$(0.09)	$0.11	$—	$0.08
Discontinued operations	(1.25)	0.03	(0.11)	—	(1.33)
Diluted loss per share	$(1.19)	$(0.06)	$—	$—	$(1.25)

Weighted average shares outstanding:
Basic	54,148	—	—	—	54,148
Diluted	54,292	—	—	—	54,292

Income from continuing operations attributable to EZCORP, Inc.	$3,394	$(5,024)	$6,106	$—	$4,476
Loss from discontinued operations attributable to EZCORP, Inc.	(68,093)	2,006	(6,106)	—	(72,193)
Net loss attributable to EZCORP, Inc.	$(64,699)	$(3,018)	$—	$—	$(67,717)

NOTE 3: DISCONTINUED OPERATIONS AND RESTRUCTURING
Fiscal 2016
On February 8, 2016 in conjunction with ongoing evaluation of our strategic direction, we announced that we were conducting a comprehensive review of strategic options for Grupo Finmart to be completed by the end of the third quarter of fiscal 2016. In April 2016, a special committee of our board of directors comprised entirely of independent directors, after reviewing a variety of strategic alternatives with management and our financial advisors, concluded that a sale of the business was the preferred alternative and authorized management to proceed with a process to solicit proposals from interested buyers. Effective July 1, 2016 we entered into a definitive agreement (the “Purchase Agreement”) with Alpha Holding, S.A. de C.V. (“AlphaCredit”), pursuant to which AlphaCredit agreed to acquire Grupo Finmart.
On September 27, 2016, we completed the previously announced sale of all of our interests in Grupo Finmart to AlphaCredit. The sale was completed substantially in accordance with the terms set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, AlphaCredit purchased all of our equity interests in Grupo Finmart, representing 93.78% of the issued and outstanding equity interests of Grupo Finmart, as well as a portion of the remaining interests held by the minority shareholders. The aggregate base price for 100% of Grupo Finmart was $50.0 million, subject to certain adjustments specified in the Purchase Agreement. Certain of the minority shareholders retained their equity interests in Grupo Finmart by entering into a shareholder agreement negotiated with AlphaCredit, and the portion of the purchase price attributable to such equity interests has been retained by AlphaCredit. Taking into consideration the $2.7 million attributable to the interests of the minority shareholders and following application of the purchase price adjustments (principally, working capital and non-operating debt adjustments), the purchase price payable to EZCORP was $40.9 million and, subject to the escrow amount described below, was paid in cash at closing. The purchase price is subject to final balance sheet adjustments within 90 days of closing.
An amount equal to 10% of the adjusted purchase price ($4.1 million) is subject to indemnification claims and is held in escrow for up to 18 months. AlphaCredit may also elect to withdraw funds from the escrow account to recover any amounts owed to it by reason of any post-closing purchase price adjustment. An additional $11.5 million was placed in a separate escrow account for tax purposes and was released to us on September 29, 2016 upon the filing and delivery of certain required tax documentation.
The amount of intercompany indebtedness owed by Grupo Finmart to EZCORP at the time of closing ($60.2 million) was restructured into two notes issued by Grupo Finmart and guaranteed by AlphaCredit. Each note provides for quarterly interest payments and principal repayments in installments over three years on the anniversary dates of the closing (30% on the first anniversary, 40% on the second anniversary and 30% on the third anniversary). The note governing the Mexican Peso denominated debt (principal amount of $8.2 million) is payable in Mexican Pesos at a 7.5% per annum interest rate, and the note governing the U.S. Dollar denominated debt (principal amount of $52.0 million) is payable in U.S. Dollars at a 4% per annum interest rate. These notes receivable were recorded at fair market value as further discussed in Note 7.
The Purchase Agreement provides for certain indemnification obligations of both EZCORP and AlphaCredit, subject to certain limitations. Generally, the maximum amount of our indemnification obligations is (1) 15% of the adjusted purchase price for general representations and warranties, (2) 25% of the adjusted purchase price for Special Representations (as defined in the Purchase Agreement) and (3) 100% of the proceeds received from AlphaCredit for all other indemnification obligations, including Fundamental Representations (as defined in the Purchase Agreement).
In addition, in connection with the closing, we paid a total of $31.1 million, including future interest payments and penalties, to existing Grupo Finmart lenders and stepped into the position of those lenders, including related collateral, and assumed the receivable from Grupo Finmart with no change in terms. All of this debt is scheduled to be repaid to EZCORP through December 2017. These notes receivable were recorded at fair market value as further discussed in Note 7.
This debt includes $25.3 million in total future payments pertaining to consolidated VIE debt supported by certain foreign currency hedge obligations of Grupo Finmart. We had previously guaranteed Grupo Finmart’s obligations under those hedge contracts, and our guarantee was unaffected by the sale. However, because our guarantee relates to underlying debt that is now owed to us, we do not anticipate any losses arising from the guarantee. Further, AlphaCredit, subject to certain exceptions, has agreed to reimburse us for any amounts we are required to pay under the guarantee. Although these guarantees offset each other, each is shown separately on our consolidated balance sheet at September 30, 2016 (our guarantee as a liability and the AlphaCredit backup guarantee as an asset).
During the fourth quarter of fiscal 2016 as a result of the Grupo Finmart disposition, we recorded a gain of $34.2 million and a $2.1 million loss on assumption of existing Grupo Finmart debt, before taxes. The gain, which is recorded in our consolidated statement of operations under “Loss from discontinued operations, net of tax,” does not take into consideration the total costs associated with the transaction. Those costs were $9.8 million, approximately $8.0 million of which were recorded in fiscal 2016 and the remaining $1.8 million of which will be recorded in future periods due to ongoing employee service requirements.
The amount of gain recorded, in thousands, as a result of the disposition of Grupo Finmart was calculated under FASB ASC 810-10-40-5 as follows:

Fair value of consideration received	$123,949
Carrying amount of noncontrolling interest in Grupo Finmart at the date of deconsolidation	(3,014)
Carrying amount of Grupo Finmart’s assets and liabilities at the date of deconsolidation	(61,525)
Accumulated other comprehensive loss reclassified into income	(25,173)
$34,237
As a result of the decision to sell the Grupo Finmart business, we classified Grupo Finmart as held for sale as of June 30, 2016 and recast all segment operations of Grupo Finmart as discontinued operations. We recognized no loss on classification as held for sale during the three-months ended June 30, 2016. All historical assets and liabilities of Grupo Finmart have been presented as current or non-current based on their historical presentation.
As of the completion of the disposition transaction as described above, Grupo Finmart is no longer a subsidiary of EZCORP and neither Grupo Finmart nor AlphaCredit is considered to be a related party to EZCORP. See Note 7 for additional information regarding our continuing involvement with Grupo Finmart.

The following table presents the reconciliation of the major line items constituting "Loss from discontinued operations, net of tax" of Grupo Finmart and other operations discontinued prior to the adoption of ASU 2014-08 that are presented in the consolidated statements of operations:

	Fiscal Year Ended September 30,
	2016	2015	2014

	(in thousands)
Revenues	$45,256	$68,369	$54,522
Consumer loan bad debt	(30,081)	(26,446)	(19,605)
Operations expense	(38,740)	(32,664)	(32,184)
Impairment of goodwill	(73,244)	—	—
Interest expense, net	(16,464)	(24,487)	(19,479)
Depreciation, amortization and other	(12,732)	(7,008)	(2,382)
Gain on disposition	34,237	—	—
Loss from discontinued operations before income taxes of Grupo Finmart	(91,768)	(22,236)	(19,128)
Income tax benefit	12,896	7,508	7,741
Loss from discontinued operations, net of tax of operations discontinued prior to the adoption of ASU 2014-08	(560)	(27,317)	(66,087)
Loss from discontinued operations, net of tax	$(79,432)	$(42,045)	$(77,474)

Loss from discontinued operations, net of tax of Grupo Finmart	$(78,872)	$(14,728)	$(11,387)
Loss from discontinued operations, net of tax of Grupo Finmart attributable to noncontrolling interest	6,661	4,150	5,281
Loss from discontinued operations, net of tax of Grupo Finmart attributable to EZCORP, Inc.	$(72,211)	$(10,578)	$(6,106)
Cash flows from Grupo Finmart operating activities for the years ended September 30, 2016, 2015 and 2014 were $2.2 million, $11.1 million and $(7.4) million, respectively. Cash flows from Grupo Finmart investing activities for the years ended September 30, 2016, 2015 and 2014 were $42.7 million, $(41.1) million and $(33.5) million, respectively.
The following table presents the reconciliation of the carrying amounts of major classes of assets and liabilities of Grupo Finmart that are classified as held for sale presented in the consolidated balance sheet as of September 30, 2015:

September 30, 2015

(in thousands)
Cash and cash equivalents	$2,880
Restricted cash (1) (3)	14,993
Consumer loans, net (1) (3)	31,824
Consumer loan fees and interest receivable, net (1) (3)	19,105
Prepaid expenses, income taxes and other current assets	4,047
Restricted cash, non-current (3)	2,883
Goodwill, intangible assets, and property and equipment, net	91,272
Non-current consumer loans, net (1) (3)	75,824
Deferred tax and other assets, net	47,254
Total assets classified as held for sale	$290,082

Current maturities of long-term debt (2)	$74,345
Accounts payable, accrued expenses and other current liabilities (2)	12,984
Long-term debt, less current maturities, net and other long-term liabilities (2) (4)	101,644
Total liabilities classified as held for sale	$188,973

(1)    These amounts include the following assets of our previously consolidated VIEs:

September 30, 2015

(in thousands)
Restricted cash	$1,361
Consumer loans, net	5,846
Consumer loan fees and interest receivable, net	6,399
Non-current consumer loans, net	27,162
Total assets of consolidated VIEs	$40,768
(2)    These amounts include the following liabilities of our previously consolidated VIEs:

September 30, 2015

(in thousands)
Current maturities of long-term debt	$42,017
Accounts payable, accrued expenses and other current liabilities	4,313
Long-term debt, less current maturities	31,247
Total liabilities of consolidated VIEs	$77,577
(3)    These amounts include the following assets of Grupo Finmart's securitization trust that can only be used to settle its liabilities:

September 30, 2015

(in thousands)
Restricted cash	$12,033
Consumer loans*	36,845
Consumer loan fees and interest receivable, net	6,067
Restricted cash, non-current	197
Total assets of Grupo Finmart's securitization trust	$55,142

*
These amounts include the current and non-current portions of active consumer loans considered to be performing under the terms of the Grupo Finmart securitization trust. These balances, which represent the total collateral that can be used to settle the liabilities of the securitization trust, exclude loan loss allowances as described in Note 19, and are presented on a net basis in the consolidated balance sheets including allowances.

(4)    This amount includes the following liabilities for which the creditors of Grupo Finmart's securitization trust do not have recourse to the general credit of EZCORP, Inc.:

September 30, 2015

(in thousands)
Long-term debt, less current maturities	$40,493
Assets and liabilities classified as held for sale and presented above are exclusive of net intercompany liabilities totaling $19.7 million as of September 30, 2015.
During fiscal 2014 and the first quarter of fiscal 2015, Grupo Finmart completed six transfers of consumer loans to various securitization trusts. Prior to the sale of Grupo Finmart as discussed above, we consolidated those securitization trusts under the VIE model as we had the power to direct the activities that significantly affect each VIE’s economic performance and had the right to receive benefits or the obligation to absorb losses that could potentially be significant to each VIE. Each VIE issued its notes to third party investors and used the related net proceeds to purchase the loans from Grupo Finmart at a premium over their principal amount. We have de-consolidated these VIEs in conjunction with the disposition of Grupo Finmart. Income (principally interest and fees on loans) earned by our consolidated VIEs was $12.6 million and $34.4 million for the years ended September 30, 2016 and 2015. Related expenses, consisting primarily of interest expense, foreign exchange losses and consumer loan bad debt expense, were $9.7 million and $30.4 million for the years ended September 30, 2016 and 2015, respectfully. These amounts do not include intercompany transactions which were eliminated in our consolidated financial statements.

Fiscal 2015 and 2014
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

Under that new strategy, we (a) focused on growing our core pawn operations in the United States and Mexico and our Grupo Finmart business in Mexico and (b) simplified our operating structure by moving from a divisional to a functional business model. The costs of exiting of our USFS business are included under “Loss from discontinued operations, net of tax” and the cost of streamlining of our structure and operating model are included under “Restructuring” expenses in our consolidated statements of operations. Accrued charges are included under "Accounts payable, accrued expenses and other current liabilities" in our consolidated balance sheets.
During the fourth quarter of fiscal 2014, as part of a strategy to concentrate on an integrated, customer-centric financial services model focused on our core businesses of pawn and unsecured payroll lending, we implemented a plan to exit our online lending businesses in the United States and the United Kingdom. As a result of this plan, our online lending operations in the United States (EZOnline) and in the United Kingdom (Cash Genie) have been included as discontinued operations.
Discontinued Operations
The following table summarizes the pre-tax charges (gains) pertaining to the above discontinued operations:

	Fiscal Year Ended September 30,
	2015	2014

	(in thousands)
Goodwill impairment	$10,550	$84,158
Long-lived assets impairment	1,685	11,795
Other (a)	21,045	7,590
Asset disposals	7,443	2,882
Lease termination costs	1,720	1,504
Reversal of contingent consideration payable	—	(4,792)
	$42,443	$103,137

(a)
Includes estimated costs related to regulatory compliance, employee severance and accelerated amortization of prepaid expenses and other assets. The amount shown for fiscal 2015 includes a $10.5 million one-time charge associated with the settlement of outstanding issues with the U.S. Consumer Financial Protection Bureau and a $4.0 million charge related to the resolution of regulatory compliance issues in our Cash Genie U.K online lending business, which is a part of fiscal 2014 discontinued operations.

Total revenue included in “Loss from discontinued operations, net of tax” was $2.1 million, $124.7 million and $188.8 million during fiscal 2016, 2015 and 2014, respectively, exclusive of Grupo Finmart revenue presented in our fiscal 2016 action above.

Restructuring
During the fourth quarter of fiscal 2015 we streamlined our structure and operating model to improve overall efficiency and reduce costs included in our transformational change in strategy as discussed above. Restructuring charges related to this action are allocated to certain of our segments. See Note 18. The following table summarizes the pre-tax charges, inclusive of the charges presented in the changes in the balance of restructuring costs rollforward below, which have been recorded under “Restructuring” expense in our consolidated statements of operations:

	Fiscal Year Ended September 30,
	2016	2015

	(in thousands)
Long-lived assets impairment	$—	$2,346
Other (a)	779	3,447
Asset disposals	323	3,650
Lease termination costs	819	7,637
	$1,921	$17,080

(a)	Includes costs related to employee severance and other.
Changes in the balance of these restructuring costs are summarized as follows:

	Fiscal Year Ended September 30,
	2016	2015

	(in thousands)
Beginning balance	$8,076	$—
Charged to expense	1,594	9,469
Cash payments	(5,577)	(1,393)
Other (a)	1,024	—
Ending balance (b)	$5,117	$8,076

(a)	Includes other individually immaterial adjustments as well as adjustments to our estimate of lease termination costs.

(b)
Ending balance as of September 30, 2016 is comprised of accrued lease termination costs that we expect to be partially offset by future sublease payments through 2029. We consider future changes in this accrual to be attributable to continuing operations.

Fiscal 2014
During the fourth quarter of fiscal 2014, we conducted a company-wide operational review to realign our organization to streamline operations and create synergies and efficiencies. Restructuring charges related to this action are considered corporate costs and therefore are not allocated to a specific segment. Changes in the balance of these restructuring costs are summarized as follows:

	Fiscal Year Ended September 30,
	2016	2015

	(in thousands)
Beginning balance	$2,901	$6,121
Charged to expense	—	763
Cash payments	(2,901)	(3,983)
Ending balance	$—	$2,901
NOTE 4: ACQUISITIONS
Pawn One
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

USA Pawn & Jewelry
On August 17, 2015, we completed the acquisition of 13 pawn stores in Oregon and Arizona doing business under the "USA Pawn" brand. The aggregate purchase price was $12.3 million in cash, inclusive of a $0.2 million reduction for imputed interest and all ancillary arrangements. Of the total purchase price, $3.0 million was paid at closing, $3.0 million was paid in December 2015, and $6.5 million was paid in February 2016. The total deferred consideration was recorded in the consolidated balance sheets under “Accounts payable, accrued expenses and other current liabilities.” We have concluded that this acquisition was immaterial to our overall consolidated financial results and, therefore, have omitted the information required by FASB ASC 805-10-50-2(h).
Cash Pawn
On February 19, 2015, we completed the acquisition of 12 pawn stores in Central Texas doing business under the "Cash Pawn" brand. The aggregate purchase price for the acquisition was $16.5 million, comprised of $5.0 million cash and 1,168,456 shares of our Class A Common Stock (the "Shares"), valued at $10.01 per share less a $0.2 million "Holding Period Adjustment." The Shares were issued in an unregistered private placement transaction pursuant to Section 4(a)(2) of the Securities Act of 1933 to a small number of related individuals and entities (the "Sellers") who were either "accredited investors" or "sophisticated investors." We have concluded that this acquisition was immaterial to our overall consolidated financial results and, therefore, have omitted the information required by FASB ASC 805-10-50-2(h). On the first anniversary of the closing date, the Sellers exercised their right to require us to repurchase the Shares for an aggregate price of $11.8 million (the "Put Option").
The Shares were measured at fair value and classified as temporary equity as they featured certain redemption rights that were considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. These shares were redeemed in the second quarter of fiscal 2016 and are no longer outstanding.
The Put Option was not accounted for separately from the Shares and did not require bifurcation. The Shares were accounted for as common stock, subject to possible redemption and were included in temporary equity in our consolidated balance sheets prior to March 31, 2016. The Holding Period Adjustment was accounted for as a contingent consideration asset, was adjusted to fair value each reporting period and recorded under "Other assets, net" in our consolidated balance sheets prior to March 31, 2016.
TUYO
On April 1, 2015, we completed the acquisition of the remaining 41% outstanding equity interest in TUYO for $2.8 million in cash and a $0.3 million note payable. Prior to this acquisition, we owned a 59% interest in TUYO, included their results in our consolidated financial statements and included redeemable noncontrolling interest (related to the minority ownership) in temporary equity. Following our acquisition of the remaining outstanding equity interest in TUYO, we accounted for TUYO as a wholly-owned subsidiary. We accounted for this transaction as an equity transaction with no adjustments to purchase price accounting in accordance with FASB ASC 810. TUYO operations have been eliminated during fiscal 2016.
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
See Note 3 for discussion of our disposition of Grupo Finmart. As a result of the disposition of Grupo Finmart during September 2016, there was no redeemable noncontrolling interest remaining as of September 30, 2016.

NOTE 5: EARNINGS PER SHARE
Components of basic and diluted loss per share and excluded anti-dilutive potential common shares are as follows:

	Fiscal Year Ended September 30,
	2016	2015	2014

	(in thousands, except per share amounts)
Net (loss) income from continuing operations attributable to EZCORP (A)	$(7,973)	$(51,298)	$4,476
Loss from discontinued operations, net of tax (B)	(72,771)	(37,894)	(72,193)
Net loss attributable to EZCORP (C)	$(80,744)	$(89,192)	$(67,717)

Weighted average outstanding shares of common stock (D)	54,427	54,369	54,148
Dilutive effect of restricted stock*	—	—	144
Weighted average common stock and common stock equivalents (E)	54,427	54,369	54,292

Basic (loss) income per share attributable to EZCORP:
Continuing operations (A / D)	$(0.15)	$(0.94)	$0.08
Discontinued operations (B / D)	(1.34)	(0.70)	(1.33)
Basic loss per share (C / D)	$(1.49)	$(1.64)	$(1.25)

Diluted (loss) income per share attributable to EZCORP:
Continuing operations (A / E)	$(0.15)	$(0.94)	$0.08
Discontinued operations (B / E)	(1.34)	(0.70)	(1.33)
Diluted loss per share (C / E)	$(1.49)	$(1.64)	$(1.25)

Potential common shares excluded from the calculation of diluted loss per share:
Restricted stock**	840	—	208
Warrants***	14,317	14,317	14,317
Total potential common shares excluded	15,157	14,317	14,525

*	As required by FASB ASC 260-10-45-19, amount excludes all potential common shares for periods when there is a loss from continuing operations.

**
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

***	See Note 10 for discussion of the terms and conditions of these potential common shares.
Weighted-average outstanding shares of common stock for fiscal 2016 include the impact of redeemable common stock repurchased as discussed in Note 4.

NOTE 6: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of September 30, 2016, we owned 151,948,000 shares, or approximately 31% of Cash Converters International shares. Our total investment in Cash Converters International was acquired between November 2009 and December 2014 for approximately $80.9 million.
In fiscal 2016 and 2015 our equity in Cash Converters International’s net loss was $0.3 million and $5.5 million, respectively. In fiscal 2014 our equity in Cash Converters International’s net income was $7.1 million. Additionally, in fiscal 2016, 2015 and 2014, we recorded dividends from Cash Converters International of $2.2 million, $4.8 million and $5.1 million, respectively. Cash Converters International’s accumulated undistributed after-tax earnings included in our consolidated retained earnings were $6.5 million as of September 30, 2016.
The following tables present summary financial information for Cash Converters International’s most recently reported results as of September 30, 2016, 2015 and 2014 as applicable after translation to United States dollars:

	June 30,
	2016	2015

	(in thousands)
Current assets	$173,830	$186,472
Non-current assets	141,028	151,287
Total assets	$314,858	$337,759

Current liabilities	$83,275	$86,374
Non-current liabilities	51,873	51,044
Shareholders’ equity:
Equity attributable to owners of the parent	$179,709	$200,340
Noncontrolling interest	1	1
Total liabilities and shareholders’ equity	$314,858	$337,759

	Fiscal Year Ended June 30,
	2016	2015	2014

	(in thousands)
Gross revenues*	$221,973	$241,584	$304,432
Gross profit*	158,952	174,101	195,325
(Loss) profit attributable to:
Owners of the company	$(3,839)	$(17,980)	$22,206
Noncontrolling interest	—	(169)	(2,809)
(Loss) profit for the year	$(3,839)	$(18,149)	$19,397

*
Cash Converters International announced during its fiscal 2016 that certain of its United Kingdom operations would be discontinued, including a historical recasting of such operations as discontinued operations. We have recast the above information pertaining to the year ended June 30, 2015 to reflect this historical recasting. We have not recast the above information pertaining to the year ended June 30, 2014, however, as such historical results including discontinued operations have not been reported by Cash Converters International.

The loss of $3.8 million presented above for fiscal 2016 includes total discrete charges before allocation to EZCORP for restructuring costs of $24.5 million, the compliance accrual discussed below of $9.2 million and other items totaling $4.2 million, translated using applicable exchange rates in effect for EZCORP’s year ended September 30, 2016.
We monitor the fair value of our investment in Cash Converters International as compared to its carrying value each reporting period and consider the guidance in FASB ASC 320-10-S99-1 FASB ASC 323-10-35 in evaluating whether any impairments are other-than-temporary and whether to measure and recognize any other-than-temporary impairment.
As of September 30, 2016, the fair value of our investment in Cash Converters International continued to decline from September 30, 2015 and remained below its carrying value as of September 30, 2016. As of September 30, 2016, we determined that our investment was impaired and that such impairment was other-than-temporary. In reaching this conclusion, we considered all available evidence, including the following: (i) Cash Converters International continued to be negatively impacted by current regulatory requirements in the United Kingdom during its fiscal 2016; (ii) Cash Converters International announced in August 2016 an accrual ultimately totaling $9.2 million using applicable exchange rates in effect for EZCORP’s year ended September 30, 2016 pertaining to potential compliance issues in its credit assessment processes under the National Consumer Credit Protection Act; (iii) Cash Converters International released its results for the six-months ended June 30, 2016 in August 2016 including substantial restructuring and other one-time costs; and (v) there has a been a prolonged drop in Cash Converters International’s stock price primarily as a result of the above factors. As a result, we recognized an other-than-temporary impairment in Cash Converters International of $11.0 million ($7.2 million, net of taxes) in fiscal 2016, which increased the difference between the amount at which the investment was carried and the amount of underlying equity in net assets of Cash Converters International as discussed in Note 1. This impairment charge was recorded under “Impairment of investment” in the consolidated statements of operations in the “Other International” segment.
As of September 30, 2015, the fair value of our investment in Cash Converters International was below the carrying value. We determined that our investment was impaired and that such impairment was other-than-temporary. In reaching this conclusion, we considered all available evidence, including the following: (i) Cash Converters International had been negatively impacted by current regulatory requirements in the United Kingdom during its fiscal 2015; (ii) Cash Converters International reached an agreement in June 2015 to pay $17.7 million toward settlement of a class-action lawsuit brought by its customers alleging that Cash Converters International charged excessive interest on short-term loans; (iii) Cash Converters International’s primary banking facility, Westpac Banking Corporation, informed Cash Converters International that it was ceasing to provide services to the company in August 2015, and as of September 30, 2015 Cash Converters International had yet to find an alternative funding source; (iv) Cash Converters International failed to declare its final year-end dividend; and (v) there has a been a prolonged drop in Cash Converters International’s stock price primarily as a result of the above factors. As a result, we recognized an other-than-temporary impairment in Cash Converters International of $26.8 million ($17.4 million, net of taxes) in fiscal 2015, which caused a difference between the amount at which the investment was carried and the amount of underlying equity in net assets of Cash Converters International as discussed in Note 1. This impairment charge was recorded under “Impairment of investment” in the consolidated statements of operations in the “Other International” segment.
We continue to monitor the fair value of our investment in Cash Converters International for other-than-temporary impairments in future reporting periods and may record additional impairment charges should the fair value of our investment in Cash Converters International further decline below its carrying value for an extended period of time. See Note 7 for the fair value and carrying value of our investment in Cash Converters International.
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
In March 2014, Albemarle & Bond entered into bankruptcy reorganization in the United Kingdom, and on April 15, 2014 Albemarle & Bond announced that the majority of its business and assets had been sold. In fiscal 2014 we recognized other-than-temporary impairments of $7.9 million ($5.4 million, net of taxes), which brought our carrying value of this investment to zero as of September 30, 2014.
NOTE 7: FAIR VALUE MEASUREMENTS, DERIVATIVES AND OTHER
In accordance with FASB ASC 820-10, our assets and liabilities discussed below are classified in one of the following three categories based on the inputs used to develop their fair values:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Other observable inputs other than quoted market prices.

•	Level 3: Unobservable inputs that are not corroborated by market data.

Recurring Fair Value Measurements
The tables below present our financial assets (liabilities) that were measured at fair value on a recurring basis as of September 30, 2016 and 2015:

	September 30, 2016	Fair Value Measurements Using
Financial (liabilities) assets:		Level 1	Level 2	Level 3

	(in thousands)
Guarantee asset	$1,209	$—	$—	$1,209
Guarantee liability	(1,258)	—	—	(1,258)
Convertible Notes Hedges	37,692	—	37,692	—
Convertible Notes Embedded Derivative	(37,692)	—	(37,692)	—
Net financial liabilities	$(49)	$—	$—	$(49)

	September 30, 2015	Fair Value Measurements Using
Financial assets (liabilities):		Level 1	Level 2	Level 3

	(in thousands)
Foreign currency forwards — discontinued operations*	$14,169	$—	$14,169	$—
Holding Period Adjustment	4	—	4	—
Cash Convertible Notes Hedges	10,505	—	10,505	—
Cash Convertible Notes Embedded Derivative	(10,505)	—	(10,505)	—
Phantom share-based awards	(3,932)	—	—	(3,932)
Contingent consideration — discontinued operations*	(2,601)	—		(2,601)
Net financial assets (liabilities)	$7,640	$—	$14,173	$(6,533)

*	See Note 1 for discussion of operations discontinued subsequent to the adoption of FASB ASU 2014-08.
We measured the fair value of the guarantee asset and liability under a probability-weighted discounted cash flow approach for the expected cash flows underlying the guarantees utilizing expected forward currency rates, risk-free interest rates and a calculated probability of default, considering the synthetic credit ratings for EZCORP, Grupo Finmart and AlphaCredit. Certain of the significant inputs used for the valuation were not observable in the market and thus were Level 3 inputs. The guarantee asset and liability were recorded in the consolidated balance sheets under “Prepaid expenses and other current assets” and “Accounts payable, accrued expenses and other current liabilities,” respectively.
We measured the fair value of the Cash Convertible Notes Hedges and the Cash Convertible Notes Embedded Derivative using an option pricing model based on observable Level 1 and Level 2 inputs such as conversion price of underlying shares, current share price, implied volatility, risk free interest rate and other factors. The Cash Convertible Notes Hedges were recorded in the consolidated balance sheets under “Other assets, net.” The Cash Convertible Notes Embedded Derivative was recorded in the consolidated balance sheets under “Long-term debt, less current maturities.”
We previously measured the value of the forward currency forwards using Level 2 inputs such as estimations of expected cash flows, appropriately risk-adjusted discount rates and available observable inputs (term of the forward, notional amount, discount rates based on local and foreign rate curves, and a credit value adjustment to consider the likelihood of nonperformance). Forward contracts were recorded in the consolidated balance sheets under “Current assets held for sale” and "Non-current assets held for sale."
We previously measured the fair value of the Holding Period Adjustment using an option pricing model based on observable Level 1 and Level 2 inputs such as conversion price of underlying shares, current share price, implied volatility, risk free interest rate and other factors. The Holding Period Adjustment was recorded in the consolidated balance sheets under "Other assets, net."
On April 26, 2013, Grupo Finmart purchased 100% of the outstanding shares of Fondo ACH, S.A. de C.V., a specialty consumer finance company. The total purchase price was performance-based and was to be determined over a period of four years from the date of purchase and was initially due on January 2, 2017 based on interest income generated by the acquired portfolios and new loans made through Fondo ACH's contractual relationships. We previously used an income approach to measure the fair value of the contingent consideration using a probability-weighted discounted cash flow approach. Some of the significant inputs used for the valuation were not observable in the market and thus were Level 3 inputs. Contingent consideration was recorded in the consolidated balance sheets under "Current liabilities held for sale" and "Non-current liabilities held for sale." During the three-months ended June 30, 2016, we negotiated a final settlement amount of the contingent consideration and recorded a valuation adjustment of $1.1 million, included under "Loss from discontinued operations, net of tax" in our consolidated statements of operations, to arrive at the $1.5 million balance of the contingent consideration liability, which was paid during the three-months ended September 30, 2016.
During fiscal 2015, we granted awards to employees based upon underlying shares that were not issued, and therefore we accounted for these as phantom share-based awards under FASB ASC 718-30. These awards are recorded in the consolidated balance sheets under “Accounts payable, accrued expenses and other current liabilities” for unvested share-based payment awards. The fair value of fiscal 2015 phantom share-based awards that were estimated using the Monte Carlo simulation model incorporated the closing share price of our Class A Common Stock on the date of grant (considered, for this purpose, to be October 1, 2014), as well as the following assumptions, which we consider to be Level 3 inputs under the fair value hierarchy:

Expected volatility of EZCORP, Inc. Class A Common Stock	49.7%
Risk-free interest rate	1.9%
Expected term in years	6
Cost of equity	11.5%
Dividend yield	—
During fiscal 2016, we settled and released $0.1 million of phantom share-based awards and reclassified $3.8 million of phantom share-based awards from liability awards to equity awards under "Additional paid-in capital," reducing our balance in phantom share-based awards to zero as of March 31, 2016.
There were no transfers in or out of Level 1 or Level 2 for financial assets or liabilities measured at fair value on a recurring basis during the periods presented.
Financial Assets, Temporary Equity and Liabilities Not Measured at Fair Value
Our financial assets, temporary equity and liabilities as of September 30, 2016 and 2015 that were not measured at fair value in our consolidated balance sheets, inclusive of Grupo Finmart balances as discussed in Note 3, are as follows:

	Carrying Value	Estimated Fair Value
	September 30, 2016	September 30, 2016	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$65,737	$65,737	$65,737	$—	$—
Restricted cash	7,089	7,089	7,089	—	—
Pawn loans	167,329	167,329	—	—	167,329
Pawn service charges receivable, net	31,062	31,062	—	—	31,062
Notes receivable, net	41,946	41,946	—	—	41,946
Non-current notes receivable, net	41,119	41,119	—	—	41,119
Investment in unconsolidated affiliate	37,128	37,128	37,128	—	—
	$391,410	$391,410	$109,954	$—	$281,456

Financial liabilities:
Cash Convertible Notes	$197,954	$227,332	$—	$227,332	$—
Term Loan Facility	47,965	—	—	—	48,688
	$245,919	$227,332	$—	$227,332	$48,688

	Carrying Value	Estimated Fair Value
	September 30, 2015	September 30, 2015	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Cash and cash equivalents	$56,244	$56,244	$56,244	$—	$—
Cash and cash equivalents — discontinued operations*	2,880	2,880	2,880
Restricted cash	144	144	144	—	—
Restricted cash — discontinued operations*	14,993	14,993	14,993
Pawn loans	159,964	159,964	—	—	159,964
Consumer loans, net — discontinued operations*	31,824	43,731	—	—	43,731
Pawn service charges receivable, net	30,852	30,852	—	—	30,852
Consumer loan fees and interest receivable, net — discontinued operations*	19,105	19,105	—	—	19,105
Investment in unconsolidated affiliate	56,182	56,182	56,182	—	—
Restricted cash, non-current — discontinued operations*	2,883	2,883	2,883	—	—
Non-current consumer loans, net — discontinued operations*	75,824	104,194	—	—	104,194
	$450,895	$491,172	$133,326	$—	$357,846

Temporary equity:
Common stock, subject to possible redemption	$11,696	$11,438	$—	$—	$11,438
Redeemable noncontrolling interest — discontinued operations*	4,040	5,467	—	—	5,467
	$15,736	$16,905	$—	$—	$16,905

Financial liabilities:
Cash Convertible Notes	$187,471	$169,050	$—	$169,050	$—
Foreign currency debt — discontinued operations*	18,505	19,851	—	19,851	—
Consumer loans facility due 2019 — discontinued operations*	40,493	40,774	—	40,774	—
Foreign currency unsecured notes — discontinued operations*	20,987	20,477	—	20,477	—
Foreign currency secured notes — discontinued operations*	20,286	22,476	—	22,476	—
Secured notes consolidated from VIEs — discontinued operations*	73,264	68,685	—	68,685	—
	$361,006	$341,313	$—	$341,313	$—

*	See Note 1 for discussion of operations discontinued subsequent to the adoption of FASB ASU 2014-08.
Based on the short-term nature of cash and cash equivalents, restricted cash, pawn loans and pawn service charges receivable, we estimate that their respective carrying values approximate their fair values. Significant increases or decreases in the underlying assumptions used to value the pawn loans and pawn service charges receivable could significantly increase or decrease the fair value estimates disclosed above.
We measured the fair value of the notes receivable under a discounted cash flow approach considering the synthetic credit ratings for Grupo Finmart and AlphaCredit, as applicable, with discount rates ranging from 9% to 22%. Certain of the significant inputs used for the valuation were not observable in the market and thus were Level 3 inputs. The notes receivable were recorded in the consolidated balance sheets under “Notes receivable, net” and “Non-current notes receivable, net.”

The inputs used to generate the fair value of our investment in unconsolidated affiliate Cash Converters International were considered Level 1 inputs. These inputs are comprised of (a) the quoted stock price on the Australian Stock Exchange multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate as of the end of our reporting period. We included no control premium for owning a large percentage of outstanding shares. See Note 6 for discussion of the fair value compared to the carrying value of our investment in Cash Converters International.
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
The fair value of our Term Loan Facility approximated its carrying value, inclusive of issuance costs and exclusive of deferred financing costs, given the short duration between funding and September 30, 2016. The fair value is based on Level 3 inputs that are not observable in the market.
We estimated the fair value of the Grupo Finmart consumer loans by applying an income approach (the present value of future cash flows). Key assumptions included an annualized probability of default as well as a discount rate based on the funding rate plus the portfolio liquidity risk.
The fair value of the redeemable noncontrolling interest was estimated by applying an income approach based on significant Level 3 inputs that are not observable in the market. Key assumptions included discount rates of 5% to 10%, representing the discount that market participants would consider when estimating the fair value of the noncontrolling interest.
The fair value of the common stock, subject to possible redemption was estimated by applying an income approach. This fair value measurement was based on significant Level 3 inputs that were not observable in the market. Key assumptions included a discount rate of 7%, which approximated the Company’s incremental borrowing rate.
We utilize credit quality-related zero rate curves, quoted price and yield inputs for Mexican Pesos built by a price vendor authorized by the Comisión Nacional Bancaria y de Valores to determine the fair value measurements of the remaining financial liabilities that are classified as Level 2 measurements.
Notes Receivable from Grupo Finmart Divestiture
Subsequent to the sale of Grupo Finmart in September 2016, we determined that we retained a variable interest in Grupo Finmart, including notes receivable and a guarantee liability of the future cash outflows of certain Grupo Finmart foreign exchange forward contracts with a backup guarantee provided by AlphaCredit for any payments we make under the our guarantee. We determined that we are not the primary beneficiary of Grupo Finmart subsequent to its disposition as we lack a controlling financial interest in Grupo Finmart.
We recorded a $60.2 million gross notes receivable balance, comprising two notes payable by Grupo Finmart and guaranteed by AlphaCredit, which provide for quarterly interest payments and principal repayment in annual installments over three years on the anniversary dates of the closing (30% on the first anniversary, 40% on the second anniversary and 30% on the third anniversary). The note governing Mexican Peso denominated debt (principal amount of approximately $8.2 million) is payable in Mexican Pesos at a 7.5% per annum interest rate with an effective interest rate of 15%, and the note governing the U.S. Dollar denominated debt (principal amount of $52.0 million) is payable in U.S. Dollars at a 4% per annum interest rate with an effective interest rate of 10%. These notes receivable are net of total issuance discounts of $5.8 million as of September 30, 2016 resulting from below market interest rates.
We further recorded a $29.6 million gross notes receivable balance, comprising six notes payable by Grupo Finmart for which EZCORP stepped into the position of previous lenders, including related collateral. Two of these notes receivable totaling $5.5 million gross are payable in monthly installments of principal and interest through May 2017 in Mexican Pesos at per annum interest rates of 14% to 15%. These notes receivable, including the four discussed below, are net of total discounts of $0.9 million, with effective interest rates between 19% and 25%, as of September 30, 2016.
The other four notes relate to previously consolidated VIE debt supported by certain foreign currency hedge obligations of Grupo Finmart. We had previously guaranteed Grupo Finmart’s obligations under those hedge contracts, and our guarantee was unaffected by the sale. However, because our guarantee relates to underlying debt that is now owed to us, we do not anticipate any losses arising from the guarantee. Further, AlphaCredit, subject to certain exceptions, has agreed to reimburse us for any amounts we are required to pay under the guarantee. These notes receivable had a face value, plus future interest, of $25.3 million and were recorded as $24.0 million gross. They are scheduled to be repaid to us in biweekly principal and interest payments through December 2017, including interest at 11% per annum.

The guarantee liability represented by our guarantee of the Grupo Finmart obligations and the guarantee asset represented by AlphaCredit’s backup guarantee to us are in effect through our first quarter of fiscal 2018, and are revalued to fair market value each reporting period with the net amount recorded under “Other expense” in our consolidated statements of operations. We neither received nor made cash payments pertaining to these notes receivable or our guarantee during fiscal 2016.
The following table presents the carrying amount and classification of the assets and liabilities compared to the maximum exposure to loss for each asset and liability:

		September 30, 2016
Instrument	Balance Sheet Location	Asset (Liability) Recorded in Consolidated Balance Sheet		Maximum Exposure to Loss

		(in thousands)
Notes receivable	Notes receivable, net (including discount of $3.8 million)	$41,946		$41,946
Guarantee asset	Prepaid expenses and other current assets	1,209		—
Notes receivable	Non-current notes receivable, net (including discount of $2.9 million)	41,119		41,119
Guarantee liability	Accounts payable, accrued expenses and other current liabilities	(1,258)	*	—

*
Maximum exposure to loss under the guarantee liability is $25.3 million. However such amount is included within the maximum exposure to loss for the notes receivable above, as the guarantee liability is a guarantee by us of Grupo Finmart’s repayment of our notes receivable owed by Grupo Finmart.

Derivatives and Hedging
See Note 10 for a discussion of the Cash Convertible Notes Hedges and Cash Convertible Notes Embedded Derivative presented below. See above for discussion of the guarantee asset and liability presented below.
During fiscal 2015, Grupo Finmart entered into cross-currency forward contracts to hedge foreign exchange rate fluctuations in connection with the formation of VIEs and related transfer of certain loans. During the three-months ended June 30, 2013, Grupo Finmart completed a $30.0 million cross-border debt offering for which it had to pay interest on a semiannual basis at a fixed rate. Grupo Finmart used derivative instruments (the “foreign currency forwards”) to manage its exposure related to changes in foreign currency exchange rate on this instrument through its maturity on November 16, 2015. At the beginning of the quarter ended December 31, 2014, we discontinued hedge accounting for our foreign currency forwards due to a determination that repayment of the $30.0 million cross-border debt was to occur prior to maturity. Grupo Finmart received proceeds of $2.3 million from settlement of the portion of the foreign currency forwards attributable to the repaid cross-border debt during the three-months ended December 31, 2014. Grupo Finmart received proceeds of $3.6 million, net with the settlement of remaining foreign currency forwards attributable to the cross-border debt which was repaid during the three-months ended December 31, 2015. As of June 30, 2016, Grupo Finmart was classified as held for sale and all segment operations of Grupo Finmart were classified as discontinued operations as discussed in Note 3.
The following tables set forth certain information regarding our derivative instruments not designated as hedging instruments:

		Fair Value Asset (Liability) of Derivative Instruments
Derivative Instrument	Balance Sheet Location	September 30, 2016	September 30, 2015

		(in thousands)
Foreign currency forwards — discontinued operations	Current and non-current assets held for sale	$—	$14,169
Guarantee asset	Prepaid expenses and other current assets	1,209	—
Guarantee liability	Accounts payable, accrued expenses and other current liabilities	(1,258)	—
Convertible Notes Hedges	Other assets, net	37,692	10,505
Cash Convertible Notes Embedded Derivative	Long-term debt, less current maturities	(37,692)	(10,505)

		Amount of Unrealized (Loss) Gain on Derivatives
		Fiscal Year Ended September 30,
Derivative Instrument	Income Statement Location	2016	2015	2014

		(in thousands)
Foreign currency forwards — discontinued operations	Loss from discontinued operations, net of tax*	$(3,848)	$9,529	$1,152

*
Amount is partially offset by gains and losses caused by related foreign currency fluctuations. The fiscal 2016 amount represents the loss on derivative prior to disposition of Grupo Finmart discussed in Note 3.

NOTE 8: PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows:

	September 30,
	2016			2015
	Carrying Amount	Accumulated Depreciation	Net Book Value	Carrying Amount	Accumulated Depreciation	Net Book Value

	(in thousands)
Land	$4	$—	$4	$4	$—	$4
Buildings and improvements	77,160	(52,934)	24,226	77,278	(47,668)	29,610
Furniture and equipment	98,066	(67,191)	30,875	95,339	(56,538)	38,801
Software	33,279	(31,729)	1,550	33,454	(30,328)	3,126
Construction in progress	1,800	—	1,800	2,397	—	2,397
	$210,309	$(151,854)	$58,455	$208,472	$(134,534)	$73,938
During fiscal 2015, we recorded impairment charges of $4.3 million and $1.3 million related to long-lived assets of our U.S. Pawn and Mexico Pawn segments, respectively. These impairment charges were recorded under “Operations” expense in our consolidated statements of operations. Amounts above as of September 30, 2015 are exclusive of $1.7 million of Grupo Finmart property and equipment classified as held for sale discussed in Note 3. We ceased depreciation of all long-lived assets classified as held for sale under FASB ASC 350-10-35-43 as of April 2016.
NOTE 9: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and Intangible Asset Balances
The following table presents the balance of each major class of indefinite-lived intangible assets:

	September 30,
	2016	2015

	(in thousands)
Pawn licenses	$8,836	$8,836
Trade name	4,000	4,000
	$12,836	$12,836
Amounts above as of September 30, 2015 are exclusive of a $1.7 million Grupo Finmart trade name classified as held for sale further discussed in Note 3.

The following table presents the changes in the carrying value of goodwill by segment, in addition to discontinued operations, during the periods presented:

	U.S. Pawn	Mexico Pawn	Other International	Discontinued Operations	Consolidated Including Held for Sale

	(in thousands)
Balances as of September 30, 2014	$228,629	$11,418	$—	$110,731	$350,778
Acquisitions	15,701	—	—	—	15,701
Goodwill impairment	—	(1,703)	—	(10,550)	(12,253)
Effect of foreign currency translation changes	—	(2,399)	—	(21,048)	(23,447)
Balances as of September 30, 2015	$244,330	$7,316	$—	$79,133	$330,779
Acquisitions	3,208	—	—	—	3,208
Goodwill impairment	—	—	—	(73,244)	(73,244)
Effect of foreign currency translation changes	—	(878)	—	(5,889)	(6,767)
Balances as of September 30, 2016	$247,538	$6,438	$—	$—	$253,976
On February 19, 2015, we completed the acquisition of 12 pawn stores in Central Texas doing business under the "Cash Pawn" brand and recorded $10.7 million in goodwill related to this acquisition. On August 17, 2015, we completed the acquisition of 13 pawn stores in Oregon and Arizona doing business under the "USA Pawn & Jewelry" brand and recorded $5.0 million in goodwill related to this acquisition. On February 1, 2016, we acquired six pawn stores in the Houston, Texas area doing business under the "Pawn One" brand and recorded $3.2 million in goodwill related to this acquisition. These acquisitions were made as part of our continuing strategy to enhance our earnings over the long-term. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include a greater presence in the Central Texas, Phoenix, Arizona, Oregon and Houston markets, as well as the ability to further leverage our expense structure through increased scale. Goodwill from these acquisitions was recorded in the U.S. Pawn segment. We expect substantially all of goodwill attributable to the “Cash Pawn” and “USA Pawn & Jewelry” acquisitions will be deductible and none of the goodwill attributable to the “Pawn One” acquisition will be deductible for tax purposes. See Note 4 for additional information regarding these acquisitions.
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible assets:

	September 30,
	2016			2015
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Real estate finders’ fees	$1,902	$(796)	$1,106	$1,643	$(733)	$910
Non-compete agreements	3,581	(2,920)	661	3,680	(2,919)	761
Favorable lease	909	(637)	272	1,001	(569)	432
Internally developed software	23,503	(8,674)	14,829	20,659	(4,959)	15,700
Other	1,362	(385)	977	502	(363)	139
	$31,257	$(13,412)	$17,845	$27,485	$(9,543)	$17,942
Amounts above as of September 30, 2015 are exclusive of an $8.8 million net Grupo Finmart contractual relationship classified as held for sale discussed in Note 3. We ceased amortization of all long-lived assets classified as held for sale under FASB ASC 350-10-35-43 as of April 2016.
Impairment of Goodwill and Intangible Assets
We test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently when there are events or circumstances that indicate that it is more likely than not that an impairment exists. During the fourth quarter ended September 30, 2016, we performed our required annual impairment test for all reporting units utilizing the income approach. The income approach uses future cash flows and estimated terminal values (discounted using a market participant perspective) to determine the fair value of each intangible asset. We performed a quantitative Step 1 analysis under FASB ASC 350-20-35 and determined that the fair value of each of our reporting units exceeded the carrying value. As of September 30,

2016, the calculated fair value of each of the reporting units in the U.S. Pawn and Mexico Pawn segments exceeded their carrying values by approximately 30% and 59%, respectively.
During the three-months ended March 31, 2016, we evaluated certain events and circumstances and concluded that there were indicators of impairment under FASB ASC 350-20-35-3C. These indicators of impairment primarily included a continued decline in our stock price, as well as negative developments in bad debt experience at our Grupo Finmart segment. We determined that the fair value of each of our reporting units exceeded their carrying value with the exception of Grupo Finmart, and performed a quantitative Step 1 analysis as of February 29, 2016 under FASB ASC 350-20-35 for our Grupo Finmart reporting unit. The fair values of each reporting unit were determined based on a discounted cash flow approach using significant unobservable inputs (Level 3) developed using company-specific information. The Step 1 analysis of our Grupo Finmart reporting unit yielded a valuation of $46.5 million. Under Step 2 of FASB ASC 350-20-35, we compared the fair value of the reporting unit to the fair value of the reporting unit's net assets and determined that all of the goodwill attributable to the Grupo Finmart reporting unit ($73.2 million) should be impaired. This impairment was included under "Loss from discontinued operations, net of tax" in the consolidated statements of operations during the three-months ended March 31, 2016. No other assets held by Grupo Finmart were determined to be impaired as of March 31, 2016. Our Grupo Finmart reporting unit was classified as a discontinued operation held for sale during the three-months ended June 30, 2016 as discussed in Note 3.
During the fourth quarter ended September 30, 2015, we performed our required annual impairment test for all reporting units utilizing the income approach. The income approach uses future cash flows and estimated terminal values (discounted using a market participant perspective) to determine the fair value of each intangible asset. We recorded an impairment of $1.7 million included under “Operations” expense in our consolidated statements of operations as of September 30, 2015, the entire amount of the goodwill associated with our TUYO reporting unit.
During the three-month period ended June 30, 2015, we evaluated certain events and circumstances and concluded that there were indicators of impairment under FASB ASC 350-20-35-3C, including a continued decline in the market price of our Class A Common Stock and proposals issued by the U.S. Consumer Financial Protection Bureau in March 2015, whose impact was subsequently evaluated by management. We performed a quantitative Step 1 analysis under FASB ASC 350-20-35 and determined that the fair value of each of our reporting units exceeded the carrying value, with the exception of our USFS reporting unit. The fair values of each reporting unit were determined based upon a discounted cash flow approach in addition to information pertaining to the fair value of similar businesses (market approach). We further measured the impairment of goodwill associated with the USFS reporting unit under Step 2 and determined that $10.6 million, the entire amount of goodwill associated with the USFS reporting unit, should be written-off during the three-month period ended June 30, 2015. The impairment was recorded under "Loss from discontinued operations, net of tax" on the consolidated statements of operations. No other long-term assets were determined to be impaired as of June 30, 2015. Our USFS reporting unit was classified as a discontinued operation during the three-months ended September 30, 2015 as discussed in Note 3.
In the fourth quarter of fiscal 2015 and in fiscal 2014, we recorded a $3.7 million, and $1.6 million impairment, respectively, of internally developed software, included under corporate “Administrative” expenses in our consolidated statements of operations.

Amortization of Definite-Lived Intangibles
The amortization of most definite-lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to operations expense over the related lease terms.
The following table presents the amount and classification of amortization recognized as expense in each of the periods presented:

	Fiscal Year Ended September 30,
	2016	2015	2014

	(in thousands)
Amortization expense in continuing operations	$4,742	$3,875	$3,426
Amortization expense in discontinued operations	2,055	2,397	3,867
Operations expense	87	103	111
	$6,884	$6,375	$7,404
The following table presents our estimate of future amortization expense for definite-lived intangible assets:

Fiscal Year Ended September 30,	Amortization expense	Operations expense

	(in thousands)
2017	$3,556	$91
2018	3,226	91
2019	2,979	62
2020	2,528	57
2021	1,427	56
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
NOTE 10: LONG-TERM DEBT
The following tables present our long-term debt instruments outstanding as of September 30, 2016 and 2015, excluding debt of Grupo Finmart classified as held for sale as discussed in Note 3, as well as future principal payments due:

	September 30, 2016			September 30, 2015
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
Recourse to EZCORP:
2.125% Cash convertible senior notes due 2019	$230,000	$(32,046)	$197,954	$230,000	$(42,529)	$187,471
Cash convertible senior notes due 2019 embedded derivative	37,692	—	37,692	10,505	—	10,505
Term loan facility	50,000	(2,035)	47,965	—	—	—
	$317,692	$(34,081)	$283,611	$240,505	$(42,529)	$197,976

	Principal Payment Schedule
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
2.125% Cash convertible senior notes due 2019 (a)	$230,000	$—	$230,000	$—	$—
Term loan facility (b)	50,000	—	—	—	50,000
	$280,000	$—	$230,000	$—	$50,000

(a)	Excludes the potential impact of the embedded derivative.

(b)	See discussion regarding acceleration of maturity date below.
Term Loan Facility up to $100 Million
On September 12, 2016 (the “Closing Date”), EZCORP, Inc. (as Borrower) and certain of its subsidiaries (as Guarantors) entered into a “Financing Agreement” with certain lenders (the “Lenders”) and Fortress Credit Co LLC (as collateral and administrative agent for the Lenders).
The Financing Agreement provides for a senior secured credit facility in an aggregate principal amount of $100 million, subject to various terms and conditions contained in the Financing Agreement. The credit facility (“Term Loan Facility”) consists of an initial Term Loan of $50 million (“Initial Term Loan”) that was drawn on the Closing Date, and one or more “Delayed Draw Term Loans” of up to $50 million in the aggregate that may be drawn in whole or in part at any time and from time to time during the first 18 months from the Closing Date.
Borrowings under the new facility bear interest at an annual rate initially equal to the London Interbank Offered Rate (“LIBOR”) plus 7.5% or, at our election, a “Reference Rate” plus 6.5%, but will be reduced to LIBOR plus 6.5% or, at our election, the Reference Rate plus 5.5% upon the later of December 31, 2017 or the occurrence of a specified investment return event. In any case, the LIBOR rate is subject to a floor of 1% and the Reference Rate is subject to a floor of 3%. We will also pay a monthly fee of 2.75% per annum on the average daily unused portion of the Delayed Draw Term Loan facility and a quarterly loan servicing fee of $15,000. On the Closing Date, we paid a closing fee of 1.75% of the Initial Term Loan and a commitment fee equal to 0.875% of the Delayed Draw Term Loan commitment which were capitalized and will be amortized over the expected term of the Financing Agreement. At the time of each draw under the Delayed Draw Term Loan Facility, we will pay a funding fee of 0.875% of the funded Delayed Draw Term Loan.
All amounts outstanding under the new facility must be repaid on the Final Maturity Date, which will occur on September 12, 2022 (six years after the Closing Date); provided, however, that the Final Maturity Date will occur on May 15, 2019 if, on that date, more than 10% of our 2.125% Cash Convertible Senior Notes Due 2019 (“Cash Convertible Notes”) remain outstanding or there is no lender-approved plan to refinance any lesser outstanding amount of the ash Convertible Notes. The new facility is subject to mandatory prepayments upon the occurrence of certain specified events, such as asset sales, certain debt issuances, certain equity issuances, casualty and condemnation events and receipt of tax refunds or proceeds of settlements or judgments (subject to customary exceptions, materiality thresholds and reinvestment rights). We may voluntarily prepay the facility at any time subject to a prepayment premium of 2% during the first year after the Closing Date and 1% during the second year after the Closing Date.
Borrowings under the new facility are secured by first priority security interests in and liens on substantially all of the tangible and intangible personal property and assets of EZCORP and its domestic subsidiaries, including equity interests in EZCORP’s domestic subsidiaries and certain of its foreign subsidiaries (subject to customary exceptions and exclusions).
The Financing Agreement contains affirmative and negative covenants, indemnities, representations and warranties, and other terms and conditions customary for financings of this type, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes (including mergers, consolidations and dissolutions), asset dispositions, dividends and other distributions, prepayments of other indebtedness, sale and leaseback transactions, and transactions with affiliates. The Financing Agreement also contains quarterly financial covenants consisting of a maximum Senior Leverage Ratio and a minimum Fixed Charge Coverage Ratio, as well as customary events of default. We were not in default of any of these covenants as of September 30, 2016.
Upon the occurrence, and during the continuance, of an Event of Default, including nonpayment of principal when due, failure to perform or observe certain terms, covenants or agreements under the Financing Agreement, and certain defaults of other indebtedness, the Administrative Agent may (and at the request of Lenders holding more than 50% of the outstanding Term Loans, shall) take any or all of the following actions: terminate the obligation of the Lenders to make advances, declare any outstanding obligations under the Financing Agreement immediately due and payable, and charge default interest on the outstanding Term Loans. In addition, in the event of certain bankruptcy proceedings and other insolvency events, the obligations of each Lender to make advances will automatically terminate and any outstanding obligations under the Financing Agreement will immediately become due and payable.
Total interest expense pertaining to the Term Loan Facility for fiscal 2016 was $0.4 million. The effective interest rate for the fiscal year ended September 30, 2016, was approximately 14% after inclusion of deferred financing costs and unused commitment and quarterly servicing fees. As of September 30, 2016, the remaining unamortized issuance discount and financing costs will be amortized over the next five years assuming no early prepayment.
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
We incurred transaction costs of approximately $8.8 million related to the issuance of the Cash Convertible Notes, which we recorded as deferred financing costs and are included under “Long-term debt, net” in our consolidated balance sheets. Deferred financing costs are being amortized to interest expense using the effective interest method over the expected term of the Cash Convertible Notes.
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
Convertible Notes Embedded Derivative
We account for the cash conversion feature of the Cash Convertible Notes as a separate derivative instrument (the “Convertible Notes Embedded Derivative”), which had a fair value of $46.5 million on the Original Issuance Date that was recognized as the original issue discount of the Cash Convertible Notes. This original issue discount is amortized to interest expense over the term of the Cash Convertible Notes using the effective interest method. As of September 30, 2016, the Convertible Notes Embedded Derivative is recorded as a non-current liability under “Long-term debt, less current maturities” in our consolidated balance sheets, and will be marked to market in subsequent reporting periods. The classification of the Convertible Notes Embedded Derivative liability as current or non-current on the consolidated balance sheets corresponds with the classification of the net balance of the Cash Convertible Notes as discussed below.
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
In June 2014, in connection with the issuance of the Cash Convertible Notes, we repurchased 1.0 million shares of outstanding Class A Common Stock in privately negotiated transactions for an aggregate purchase price of $11.9 million. We recognized the total amount of the repurchased shares in “Treasury Stock” on our consolidated balance sheets. In July 2014, we retired all 1.0 million of the previously repurchased shares.
Impact of Early Conversion Conditions on Financial Statements
As of September 30, 2016, the Cash Convertible Notes were not convertible because the Early Conversion Conditions described above have not been met. Accordingly, the net balance of the Cash Convertible Notes was classified as a non-current liability in our consolidated balance sheets as of September 30, 2016. The classification of the Cash Convertible Notes as current or non-current in the consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether one of the Early Conversion Conditions has been met.
If one of the Early Conversion Conditions is met in any future fiscal quarter, we will classify our net liability under the Cash Convertible Notes as a current liability in the consolidated balance sheets as of the end of that fiscal quarter. If none of the Early Conversion Conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the Maturity Date, we will classify our net liability under the Cash Convertible Notes as a non-current liability in the consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their Cash Convertible Notes prior to maturity, any unamortized discount and transaction costs will be expensed at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2016, we would have recorded an expense associated with the conversion, comprised of $27.2 million of unamortized debt discount and $4.8 million of unamortized debt issuance costs. As of September 30, 2016, none of the note holders had elected to convert their Cash Convertible Notes.
Convertible Notes Hedges
In connection with the issuance of the Cash Convertible Notes, we purchased cash-settled call options (the “Convertible Notes Hedges”) in privately negotiated transactions with certain of the initial purchasers or their affiliates (in this capacity, the “option counterparties”). The Convertible Notes Hedges provide us with the option to acquire, on a net settlement basis, approximately 14.3 million shares of our Class A Common Stock at a strike price of $16.065, which is equal to the number of shares of our Class A Common Stock that notionally underlie the Cash Convertible Notes and corresponds to the Conversion Price of the Cash Convertible Notes. The Convertible Notes Hedges have an expiration date that is the same as the Maturity Date of the Cash Convertible Notes, subject to earlier exercise. The Convertible Notes Hedges have customary anti-dilution provisions similar to the Cash Convertible Notes. If we exercise the Convertible Notes Hedges, the aggregate amount of cash we will receive from the option counterparties to the Convertible Notes Hedges will cover the aggregate amount of cash that we would be required to pay to the holders of the converted Cash Convertible Notes, less the principal amount thereof. As of September 30, 2016, we have not purchased any shares under the Convertible Notes Hedges.

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
Convertible Notes Warrants
In connection with the issuance of the Cash Convertible Notes, we also sold net-share-settled warrants (the “Warrants”) in privately negotiated transactions with the option counterparties for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share, for total proceeds of $25.1 million, net of issuance costs, which was recorded as an increase in stockholders' equity. The Warrants have customary anti-dilution provisions similar to the Cash Convertible Notes. As a result of the Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter. The Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the Warrants, we will issue shares of Class A Common Stock to the purchasers of the Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement. As of September 30, 2016, there were 14.3 million warrants outstanding.
Cash Convertible Notes Interest Expense
Total interest expense pertaining to the Cash Convertible Notes for fiscal 2016, 2015 and 2014 was $15.5 million, $14.1 million and $3.5 million, respectively, comprised of contractual interest expense and amortization of $4.9 million and $10.6 million, respectively for fiscal 2016, $4.9 million and $9.2 million, respectively for fiscal 2015 and $1.4 million and $2.1 million, respectively for fiscal 2014. The effective interest rate for the fiscal years ended September 30, 2016, 2015 and 2014 was approximately 8% after inclusion of deferred financing costs. As of September 30, 2016, the remaining unamortized issuance discount and financing costs will be amortized over the next three years assuming no early conversion.
NOTE 11: STOCK COMPENSATION
During fiscal 2015, we granted awards to employees based upon underlying shares that were not issued, and therefore we accounted for these as phantom share-based awards under FASB ASC 718-30. These awards were classified as a current liability and recorded at their fair value of $3.9 million under “Accounts payable, accrued expenses and other current liabilities” in our consolidated balance sheets as of September 30, 2015. During the six-months ended March 31, 2016, we issued sufficient shares to allow treatment of these phantom share-based awards as equity awards under FASB ASC 718-20 and reclassified these awards to "Additional paid-in capital" in our consolidated balance sheets. We continue recognizing compensation costs for these awards based on the original grant date fair value as the fair value of these awards have declined since the issuance and thus there were no incremental compensation costs. See Note 7 for additional information regarding the phantom share-based awards.
On May 1, 2010 our Board of Directors approved the adoption of the EZCORP, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan permits grants of options, restricted stock awards and stock appreciation rights covering up to 1,575,750 shares of our Class A Common Stock plus any shares that become available for issuance under either the 2010 Plan or prior plans as a result of forfeitures or cancellations of awards without delivery of shares or as a result of withholding shares to satisfy tax withholding obligations. In February 2015, March 2015 and March 2016, the Board of Directors and the voting stockholder approved the addition of 643,673 shares, 1,081,200 shares and 185,026, respectively, shares to the 2010 Plan.
In March 2016, we granted 961,718 restricted stock unit awards (exclusive of canceled and replaced awards discussed below) to employees which were allocated based on the October 1, 2015 price of $6.17 per share and 130,000 restricted stock awards to non-employee directors with a grant date fair value of $2.96 per share. The awards granted to employees vest on September 30, 2018 subject to the achievement of certain performance targets. As of September 30, 2016, we considered the achievement of these performance targets probable. The awards granted to non-employee directors vest over two years, 50% on September 30, 2016 and 50% on September 30, 2017.

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
In the first quarter of fiscal 2015, we determined the performance targets required for performance based awards issued prior to fiscal 2015 to vest (which were based on EBITDA growth) were improbable of being achieved, and therefore we reversed all expense previously recognized in prior periods in the quarter ended December 31, 2014. In the first quarter of fiscal 2016, the Compensation Committee of the Board of Directors approved certain adjustments to the calculation of EBITDA for purposes of measuring year-over-year EBITDA growth. With these adjustments, the fiscal 2015 performance target was probable of being achieved. This triggered a type III modification, as defined under FASB ASC 718, creating a change from an improbable to probable vesting condition. This required that we calculate a new fair value as of the date of the modification (considered to be September 30, 2015) and catch up expense for all probable performance based awards as of September 30, 2015 at the new fair-value. The expense recorded to true-up these awards was $1.5 million.
In connection with the retirement of our Executive Chairman effective June 30, 2014, we agreed to accelerate the vesting of 270,000 shares of restricted stock and recorded $2.2 million of the related gross compensation costs in the three-months ended March 31, 2014. Out of the 270,000 shares, 135,000 shares would have otherwise vested on October 2, 2014 and 135,000 shares would have otherwise vested on October 2, 2016.
As of September 30, 2016, the unamortized fair value, exclusive of forfeitures, of restricted stock awards to be amortized over their remaining vesting periods was approximately $5.6 million and the fair value of all options had been fully amortized to expense. The weighted-average period over which these costs will be amortized is approximately two years.
Our non-employee directors are eligible for grants of restricted stock awards and non-qualified stock options. All options and restricted stock relate to our Class A Common Stock. No options have been granted to non-employee directors since fiscal 2007. The restricted stock awards that have been granted to non-employee directors in fiscal 2016, 2015 and 2014 vest over two years from the date of grant (50% on or about the first anniversary of the date of grant and 50% on or about the second anniversary).
Restricted stock awards, non-qualified options and incentive stock options have been granted to our officers and employees under our 1998, 2003, 2006 and 2010 incentive plans. A portion of the restricted stock awards granted in fiscal 2016, 2015 and 2014 contain both performance and time-based vesting provisions and generally vest over three years. Additionally, there are fiscal 2015 awards that are market-conditioned in which a certain number of shares vest in specified amounts if the per-share trading price of our Class A Common Stock achieves specified levels ranging from $15 to $80 within six years. These market-conditioned shares are also subject to a transfer restriction until the end of the vesting period. The derived service period on these shares as of the date of issuance was between 1.1 and 4 years and varies by tranche. The fair value of fiscal 2015 phantom share-based awards that were estimated using the Monte Carlo simulation model incorporated the closing share price of our Class A Common Stock on the date of grant (considered, for this purpose, to be October 1, 2014), as well as certain assumptions discussed in Note 7.

The following table presents the compensation costs related to our stock compensation arrangements:

	Fiscal Year Ended September 30,
	2016	2015	2014

	(in thousands)
Gross compensation costs:
Phantom stock	$—	$3,932	$—
Restricted stock	5,346	(1,558)	6,845
Total gross compensation costs	5,346	2,374	6,845

Income tax benefits:
Restricted stock	(963)	—	(3,576)
Total income tax benefits	(963)	—	(3,576)
Net compensation expense	$4,383	$2,374	$3,269
The following table presents a summary of restricted stock award activity as of, and for the fiscal year ended September 30, 2016:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2015	583,161	$18.94
Granted	1,612,062	3.53
Other (a)	1,701,750	5.53
Released (b)	(459,653)	6.76
Modified (c)	(720,000)	4.74
Forfeited	(305,820)	16.07
Outstanding as of September 30, 2016	2,411,500	$5.77

(a)	Includes remaining outstanding non-forfeited awards from 1,863,550 shares accounted for as phantom share-based awards for which $3.9 million was accrued as of September 30, 2015 as discussed above.

(b)	36,598 shares were withheld to satisfy related federal income tax withholding.
(c)    See discussion of modification of awards above.
The following table presents a summary of the fair values of shares granted:

	Fiscal Year Ended September 30,
	2016	2015		2014

	(in millions except per share amounts)
Weighted average grant-date fair value per share granted (a)	$3.53	$10.34	(b)	$14.58
Total grant date fair value of shares vested	$2.3	$1.8		$7.6

(a)
Awards with market-conditioned vesting provisions are valued using a Monte Carlo simulation model. See Note 7 for discussion of Monte Carlo simulation model fair value inputs. Awards with performance and time-based vesting provisions are generally valued based upon the underlying share price as of the issuance date.

(b)	Fiscal 2015 shares granted exclude phantom share-based awards. Including these shares, weighted average grant-date fair value was $5.69 per share.
On March 25, 2014, following the shareholders' approval, we filed with the Secretary of State of the State of Delaware a Certificate of Amendment to our Amended and Restated Certificate of Incorporation to increase the number of authorized Class A Common Stock from 55,550,000 to 100,000,000.

NOTE 12: TEMPORARY EQUITY AND NONCONTROLLING INTEREST
The following table provides a summary of the activity in our temporary equity balances:

	Common Stock, Subject to Possible Redemption	Redeemable Noncontrolling Interest	Total Temporary Equity	Noncontrolling Interest

	(in thousands)
Balances as of September 30, 2014	$—	$26,612	$26,612	$—
Issuance of common stock, subject to possible redemption	11,696	—	11,696	—
Sale of additional shares to parent	—	(12,225)	(12,225)	—
Net loss attributable to noncontrolling interest	—	(5,035)	(5,035)	—
Foreign currency translation adjustment attributable to noncontrolling interest	—	(5,341)	(5,341)	—
Amounts reclassified from accumulated other comprehensive loss	—	29	29	—
Balances as of September 30, 2015	$11,696	$4,040	$15,736	$—
Repurchase of redeemable common stock	(11,696)	—	(11,696)	—
Acquisition of noncontrolling interest	—	—	—	246
Net loss attributable to noncontrolling interest	—	(6,661)	(6,661)	(1,025)
Foreign currency translation adjustment attributable to noncontrolling interest	—	(394)	(394)	1
Amounts reclassified from accumulated other comprehensive loss	—	1	1	—
Disposition of Grupo Finmart	—	3,014	3,014	—
Balances as of September 30, 2016	$—	$—	$—	$(778)
See Note 4 for discussion of common stock subject to possible redemption issued in conjunction with an acquisition and redeemable noncontrolling interest comprised of the minority interest of Grupo Finmart and TUYO. See Note 3 for discussion of disposition of Grupo Finmart including redeemable noncontrolling interest.
Noncontrolling Interest
During the nine-months ended June 30, 2016, a consolidated subsidiary included in the Other International segment began operations in building an IT marketing platform to provide targeted solutions for our pawn customers. The noncontrolling interest is attributable to the 40% of this subsidiary held by the minority shareholder.

NOTE 13: INCOME TAXES
The following table presents the significant components of the income tax provision from continuing operations:

	Fiscal Year Ended September 30,
	2016	2015	2014

	(in thousands)
Current:
Federal	$11,120	$(42,001)	$13,076
State and foreign	3,193	2,000	(11,132)
	14,313	(40,001)	1,944
Deferred:
Federal	(3,766)	16,580	(278)
State and foreign	(1,186)	9,396	2,785
	(4,952)	25,976	2,507
Total income tax expense (benefit)	$9,361	$(14,025)	$4,451
The following table presents a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes attributable to continuing operations:

	Fiscal Year Ended September 30,
	2016	2015	2014

	(in thousands)
Income tax expense (benefit) at the federal statutory rate	$128	$(23,172)	$2,761
State taxes, net of federal benefit	2,476	(701)	(909)
Captive insurance company	—	(393)	(410)
Non-deductible items	1,718	449	457
Foreign tax credit	2,788	(2,413)	(2,174)
Foreign rate differential	277	880	—
Change in valuation allowance	1,511	4,846	481
Uncertain tax positions	—	1,781	3,016
Tax basis balance sheet adjustment	—	2,516	941
Other	463	2,182	288
Total income tax expense (benefit)	$9,361	$(14,025)	$4,451
Effective tax rate	2,579%	21%	56%
The amount of income tax allocated to discontinued operations was a benefit of $15.1 million, $16.4 million, and $17.0 million during fiscal 2016, 2015, and 2014, respectively.

The following table shows significant components of our deferred tax assets and liabilities:

	September 30,
	2016	2015

	(in thousands)
Deferred tax assets:
Cash Converters International	$15,314	$8,645
Tax over book inventory	5,113	4,521
Accrued liabilities	11,276	14,428
Pawn service charges receivable	11,521	12,588
Note receivable discount	2,427	—
Stock compensation	2,065	2,711
Foreign tax credit	2,706	4,249
Capital loss carryforward	8,017	8,017
State and foreign net operating loss carryforwards	12,891	10,715
Other	694	2,143
Total deferred tax assets before valuation allowance	72,024	68,017
Valuation allowance	(21,078)	(19,567)
Net deferred tax assets	50,946	48,450
Deferred tax liabilities:
Tax over book amortization	14,060	12,690
Tax over book depreciation	445	417
Prepaid expenses	1,138	1,167
Total deferred tax liabilities	15,643	14,274
Net deferred tax asset	$35,303	$34,176
As of September 30, 2016, we had gross state net operating loss carryforwards of approximately $89.0 million. These carryforwards begin to expire in 2017 if not utilized as well as foreign net operating loss carryforwards of $18.5 million which will expire between 2030 and 2036 if not utilized. Additionally, we have a $2.7 million foreign tax credit that will expire during the years 2024 to 2026 that we expect is more likely than not to be fully utilized based on the weight of available evidence.
Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The valuation allowance increased by $1.5 million in fiscal 2016, primarily due to recording additional valuation allowances on losses in certain foreign jurisdictions due to the likelihood that they will expire unutilized because we do not expect to recognize sufficient income in the jurisdictions in which the tax attributes were created, offset by the utilization of Canadian net operating loss not previously benefitted. Management believes that our results from future operations will generate sufficient taxable income in the appropriate jurisdictions such that it is more likely than not that the remaining deferred tax assets will be realized.
Deferred taxes are not provided for undistributed earnings of foreign subsidiaries of approximately $11.0 million which are intended to be reinvested outside of the U.S. Accordingly, no provision for U.S. federal income and foreign withholding taxes associated with a distribution of those earnings has been made. We estimate that, upon distribution of our share of these earnings, we would be subject to United States income taxes of approximately $0.5 million as of September 30, 2016. We provided deferred income taxes on all undistributed earnings from Cash Converters International. Any taxes paid to foreign governments on these earnings may be used in whole or in part as credits against the United States tax on any dividends distributed from such earnings.

The following table presents a rollforward of unrecognized tax benefits:

	Fiscal Year Ended September 30,
	2016	2015	2014

	(in thousands)
Beginning balance	$6,058	$4,402	$1,432
Tax positions taken during the current period	—	1,656	2,970
Ending balance	$6,058	$6,058	$4,402
All of the above unrecognized tax benefits, if recognized, would impact our effective tax rate for the respective period of each ending balance.
We are subject to United States, Mexico and Canada income taxes as well as income taxes levied by various state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2013. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations.
NOTE 14: RELATED PARTY TRANSACTIONS
Participation in Grupo Finmart Financing by Santiago Creel Miranda
In August 2015, Grupo Finmart completed a $3.5 million financing with a group of investors. The proceeds of this financing were used for general working capital purposes. As part of the financing, Grupo Finmart entered into a separate loan agreement with each investor pursuant to which the investor loaned a specified amount. The terms of each loan agreement call for an interest at a rate of 10% to 15% per annum. Santiago Creel Miranda (a member of our Board of Directors) was a participant in this financing and loaned Grupo Finmart approximately $250,000 for one year at an interest rate of 15% per annum. This loan was paid off in December 2015. Through the final payoff, Grupo Finmart paid Mr. Creel a total of approximately $14,000 in interest on the loan.
Agreements with Madison Park
For fiscal 2014, we entered into a one-year advisory service agreement with Madison Park, LLC, a business and financial advisory firm wholly owned by Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Common Stock, pursuant to which Madison Park provided advisory services related to our business and long-term strategic plan. Pursuant to the agreements, the annual fee for the services was $7.2 million in fiscal 2014. On May 20, 2014 and as permitted by the agreement, we issued a 30-day notice of termination to Madison Park, and the advisory services agreement for fiscal 2014 was terminated effective June 19, 2014. During fiscal 2014, prior to the termination of the agreement on June 19, 2014, we paid $5.2 million in fees pursuant to the agreement and recorded under “Administrative” expense in our consolidated statements of operations.
Agreements with LPG Limited
For fiscal 2014, we entered into a one-year consulting agreement with LPG Limited (HK) (“LPG Limited”), a business and financial advisory firm wholly-owned by Lachlan P. Given, who is currently Executive Chairman and a director. Under the agreement, LPG Limited provided a variety of consulting and advisory services to the Company, and we paid LPG Limited total fees of $259,000 in fiscal 2014 (prior to the termination of the agreement in June 2014). This agreement was entered into, and was terminated, prior to Mr. Given’s appointment to our Board of Directors in July 2014.

NOTE 15: LEASES
We lease and sublease various facilities and certain equipment under operating and capital leases. Future minimum rentals due under non-cancelable leases and annual future minimum rentals expected under subleases are as follows:

	September 30, 2016
Fiscal Year Ended September 30,	Operating Lease Payments	Sublease Revenue

	(in thousands)
2017	$52,097	$2,335
2018	44,789	2,873
2019	37,356	2,851
2020	31,202	2,931
2021	23,863	3,014
Thereafter	75,849	4,880
	$265,156	$18,884
After an initial lease term of generally three to 10 years, our real property lease agreements typically allow renewals in three to five-year increments. Our lease agreements generally include rent escalations throughout the initial lease term. Rent escalations are included in the above amounts, with certain future rental payments contingent on increases in a consumer price index. For financial reporting purposes, the aggregate rentals over the lease term, including lease renewal options that are reasonably assured, are expensed on a straight-line basis.

	Fiscal Year Ended September 30,
	2016	2015	2014

	(in thousands)
Gross rent expense from continuing operations	$56,621	$58,788	$58,596
Sublease rent revenue from continuing operations	(156)	(479)	(263)
Net rent expense from continuing operations	$56,465	$58,309	$58,333
In December 2014, we entered into a non-cancelable 13-year operating lease for our corporate offices, with rent payments beginning February 2016 and ending March 2029. Annual rent escalates from $3.0 million at lease inception to $4.6 million in the terminal year of the lease. The lease includes two five-year extension options at the end of the initial lease term. The estimated minimum future rental payments under the lease are approximately $51.3 million. During fiscal 2016, we initiated subleases for a portion of our corporate operating office lease for estimated minimum future sublease payments of approximately $12.2 million. Sublease payments are expected to partially offset our operating lease obligations over the ten-year period beginning March 2016 and ending September 2026.
During the second quarter of fiscal 2015, we entered into non-cancelable subleases for our Miami and Mexico City regional offices for estimated minimum future sublease payments of approximately $6.7 million. Sublease payments are expected to partially offset our operating lease obligations over the nine-year period beginning March 2015 and ending September 2024 (in the case of the Miami lease) and the three-year period beginning March 2015 and ending June 2018 (in the case of the Mexico City lease).
NOTE 16: EMPLOYMENT AGREEMENTS AND RETIREMENT PLANS
Employment Agreements
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
The following table presents matching contribution information for our 401(k) Plan:

	Fiscal Year Ended September 30,
	2016	2015	2014

	(in thousands)
Matching contributions to EZCORP Inc. 401(k) Plan and Trust	$468	$547	$570
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
The following table provides contribution and amortized expense amounts related to the Supplemental Executive Retirement Plan:

	Fiscal Year Ended September 30,
	2016	2015	2014

	(in thousands)
Contributions to the Supplemental Executive Retirement Plan	$636	$356	$499
Amortized expense due to Supplemental Executive Retirement Plan	153	405	484
NOTE 17: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. We are unable to determine the ultimate outcome of any current litigation or regulatory actions. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations or liquidity. We have not recorded a liability for any of these matters as of September 30, 2016 because we do not believe at this time that any loss is probable or that the amount of any probable loss can be reasonably estimated. The following is a description of significant proceedings.
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
Subsequent to the Court’s ruling on the motions to dismiss, the parties agreed to engage in mediation to determine if the remaining claims could be settled on an amicable basis. That mediation was held on November 18, 2016, and on November 23, 2016, the parties agreed to settle all remaining claims through the payment of $5.9 million by the defendants (which will be covered by applicable directors’ and officers’ liability insurance). The settlement is subject to several conditions, including the execution of a mutually acceptable settlement agreement and court approval. The parties are now in the process of preparing the Stipulation of Settlement and related documents.
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
On January 11, 2016, the plaintiffs filed an Amended Class Action Complaint (the "Amended Complaint"). In the Amended Complaint, the plaintiffs seek to represent a class of purchasers of our Class A Common Stock between November 6, 2012 and October 20, 2015. The Amended Complaint asserts that the Company and Mr. Kuchenrither violated Section 10(b) of the Securities Exchange Act and Rule 10b-5, issued materially false or misleading statements throughout the proposed class period concerning the Company and its internal controls, specifically regarding the financial performance of Grupo Finmart. The plaintiffs also allege that Mr. Kuchenrither, as a controlling person of the Company, violated Section 20(a) of the Securities

Exchange Act. The Amended Complaint does not assert any claims against Mr. Grimshaw. On February 25, 2016, defendants filed a motion to dismiss the lawsuit. The plaintiff filed an opposition to the motion to dismiss on April 11, 2016, and the defendants filed their reply on May 11, 2016. The Court held a hearing on the motion to dismiss on June 22, 2016.
On October 18, 2016, the Court granted the defendants’ motion to dismiss and dismissed the Amended Complaint without prejudice. The Court gave the plaintiffs 20 days (until November 7, 2016) to file a further amended complaint. On November 4, 2016, the plaintiffs filed a Second Amended Consolidated Class Action Complaint (“Second Amended Complaint”). The Second Amended Complaint raises the same claims dismissed by the Court on October 18, 2016, except plaintiffs now seek to represent a class of purchasers of EZCORP’s Class A Common Stock between November 7, 2013 and October 20, 2015 (instead of between November 6, 2012 and October 20, 2015). On December 5, 2016, defendants filed a motion to dismiss the Second Amended Compliant. Under the terms of a recent stipulation, the plaintiffs’ opposition is due on January 6, 2017 and the defendants’ reply brief is due on January 20, 2017.
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

NOTE 18: SEGMENT INFORMATION
During the fourth quarter of fiscal 2015, our chief operating decision maker requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning in the fourth quarter of fiscal 2015, we reported our financial performance based on our new segments described below. In our previous Annual Report on Form 10-K for fiscal 2015, we recast certain prior period amounts to conform to the way we internally manage and monitor segment performance under the new segments.
Segment information is prepared on the same basis that our chief operating decision maker reviews financial information for operational decision-making purposes.
We currently report our segments as follows:

•	U.S. Pawn — All pawn activities in the United States

•	Mexico Pawn — All pawn activities in Mexico and other parts of Latin America

•	Other International — Our equity interest in the net income of Cash Converters International, consumer finance activities in Canada and other international IT investment activities
There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements. The following tables present operating segment information for the three years ending September 30, 2016, 2015 and 2014, including reclassifications discussed in Note 2 and adjustments to reflect reclassification of all discontinued operations including Grupo Finmart discussed in Note 3.

	Fiscal Year Ended September 30, 2016
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$348,771	$60,331	$5	$409,107	$—	$409,107
Jewelry scrapping sales	47,810	2,282	21	50,113	—	50,113
Pawn service charges	229,893	31,907	—	261,800	—	261,800
Other revenues	331	385	8,769	9,485	—	9,485
Total revenues	626,805	94,905	8,795	730,505	—	730,505
Merchandise cost of goods sold	217,268	41,002	1	258,271	—	258,271
Jewelry scrapping cost of goods sold	40,138	1,885	16	42,039	—	42,039
Other cost of revenues	—	—	1,965	1,965	—	1,965
Net revenues	369,399	52,018	6,813	428,230	—	428,230
Operating expenses (income):
Operations	255,321	38,481	7,585	301,387	—	301,387
Administrative	—	—	—	—	68,101	68,101
Depreciation and amortization	12,242	2,965	218	15,425	11,117	26,542
Loss on sale or disposal of assets	664	169	4	837	269	1,106
Restructuring	993	543	202	1,738	183	1,921
Interest expense	125	109	—	234	16,243	16,477
Interest income	(2)	(30)	—	(32)	(49)	(81)
Loss from investment in unconsolidated affiliate	—	—	255	255	—	255
Impairment of investment	—	—	10,957	10,957	—	10,957
Other expense (income)	—	1,273	2	1,275	(73)	1,202
Segment contribution (loss)	$100,056	$8,508	$(12,410)	$96,154
Income from continuing operations before income taxes				$96,154	$(95,791)	$363

	Fiscal Year Ended September 30, 2015
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$334,635	$65,408	$2,075	$402,118	$—	$402,118
Jewelry scrapping sales	54,343	3,267	363	57,973	—	57,973
Pawn service charges	216,211	30,993	—	247,204	—	247,204
Other revenues	945	1,021	10,739	12,705	—	12,705
Total revenues	606,134	100,689	13,177	720,000	—	720,000
Merchandise cost of goods sold	218,953	47,371	1,465	267,789	—	267,789
Jewelry scrapping cost of goods sold	42,845	2,954	267	46,066	—	46,066
Other cost of revenues	—	—	3,125	3,125	—	3,125
Net revenues	344,336	50,364	8,320	403,020	—	403,020
Operating expenses (income):
Operations	244,232	43,927	6,780	294,939	—	294,939
Administrative	—	—	—	—	72,986	72,986
Depreciation and amortization	15,227	4,440	616	20,283	10,676	30,959
Loss (gain) on sale or disposal of assets	995	258	(1)	1,252	1,407	2,659
Restructuring	4,016	799	2,563	7,378	9,702	17,080
Interest expense	60	15	—	75	16,310	16,385
Interest income	(42)	(78)	—	(120)	(158)	(278)
Loss from investment in unconsolidated affiliate	—	—	5,473	5,473	—	5,473
Impairment of investments	—	—	26,837	26,837	—	26,837
Other expense	—	1,988	7	1,995	192	2,187
Segment contribution (loss)	$79,848	$(985)	$(33,955)	$44,908
Loss from continuing operations before income taxes				$44,908	$(111,115)	$(66,207)

	Fiscal Year Ended September 30, 2014
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$325,337	$60,302	$2,383	$388,022	$—	$388,022
Jewelry scrapping sales	89,471	6,302	468	96,241	—	96,241
Pawn service charges	217,891	30,487	—	248,378	—	248,378
Other revenues	1,377	1,016	10,736	13,129	—	13,129
Total revenues	634,076	98,107	13,587	745,770	—	745,770
Merchandise cost of goods sold	205,144	42,044	1,449	248,637	—	248,637
Jewelry scrapping cost of goods sold	66,713	5,807	310	72,830	—	72,830
Other cost of revenues	5	—	2,441	2,446	—	2,446
Net revenues	362,214	50,256	9,387	421,857	—	421,857
Operating expenses (income):
Operations	236,225	48,907	8,605	293,737	—	293,737
Administrative	—	—	—	—	79,944	79,944
Depreciation and amortization	13,333	5,374	817	19,524	9,735	29,259
(Gain) loss on sale or disposal of assets	(6,809)	27	(23)	(6,805)	964	(5,841)
Restructuring	—	—	—	—	6,664	6,664
Interest expense	3	25	—	28	7,883	7,911
Interest income	(18)	(3)	—	(21)	(278)	(299)
Income from investment in unconsolidated affiliates	—	—	(5,948)	(5,948)	—	(5,948)
Impairment of investments	—	—	7,940	7,940	—	7,940
Other expense	1	116	109	226	375	601
Segment contribution (loss)	$119,479	$(4,190)	$(2,113)	$113,176
Income from continuing operations before income taxes				$113,176	$(105,287)	$7,889
The following table presents separately identified segment assets:

	U.S. Pawn	Mexico Pawn	Other International	Total

	(in thousands)
Assets as of September 30, 2016
Cash and cash equivalents	$2,547	$3,724	$1,530	$7,801
Pawn loans	149,791	17,538	—	167,329
Pawn service charges receivable, net	28,368	2,694	—	31,062
Inventory, net	121,183	19,038	3	140,224
Prepaid expenses and other current assets*	—	—	2,241	2,241
Investment in unconsolidated affiliate	—	—	37,128	37,128
Property and equipment, net	33,326	8,995	622	42,943
Goodwill	247,538	6,438	—	253,976
Intangible assets, net	14,089	245	251	14,585
Total separately identified segment assets	$596,842	$58,672	$41,775	$697,289

*	Amount is comprised of consumer loans and accrued fees and interest.

	U.S. Pawn	Mexico Pawn	Other International	Total

	(in thousands)
Assets as of September 30, 2015
Cash and cash equivalents	$4,812	$3,662	$812	$9,286
Pawn loans	143,500	16,464	—	159,964
Pawn service charges receivable, net	28,338	2,544	—	30,882
Inventory, net	107,568	16,502	14	124,084
Prepaid expenses and other current assets*	—	—	2,601	2,601
Investment in unconsolidated affiliate	—	—	56,182	56,182
Property and equipment, net	42,717	12,985	815	56,517
Goodwill	244,330	7,316	—	251,646
Intangible assets, net	14,208	338	8	14,554
Total separately identified segment assets	$585,473	$59,811	$60,432	$705,716

*	Amount is comprised of consumer loans and accrued fees and interest.
The following table reconciles separately identified recorded segment assets, as shown above, to our consolidated total assets:

	September 30,
	2016	2015

	(in thousands)
Total separately identified recorded segment assets	$697,289	$705,716
Corporate assets*	285,955	483,274
Total assets	$983,244	$1,188,990
* Amounts include assets included within discontinued operations. See Note 3 for further discussion.
The following tables provide geographic information required by FASB ASC 280-10-50-41:

	Fiscal Year Ended September 30,
	2016	2015	2014

	(in thousands)
Revenues:
United States	$626,805	$606,134	$634,076
Mexico	94,905	100,689	98,128
Canada	8,795	13,177	13,566
Total revenues	$730,505	$720,000	$745,770

	September 30,
	2016	2015

	(in thousands)
Long-lived assets:
United States	$326,591	$334,541
Mexico	15,893	20,995
Canada and Other	628	826
Total long-lived assets	$343,112	$356,362
See Note 3 for presentation of assets held by Grupo Finmart in Mexico as of September 30, 2015 and revenue earned for the years ended September 30, 2016, 2015 and 2014.

NOTE 19: ALLOWANCE FOR LOSSES AND CREDIT QUALITY OF CONSUMER LOANS
The following table presents changes in the allowance for credit losses, as well as the recorded investment in our financing receivables by portfolio segment for the periods presented and excludes items such as non-sufficient funds fees, repossession fees, auction fees and interest:

Description	Allowance Balance at Beginning of Period	Charge-offs		Recoveries	Provision	Translation Adjustment	Allowance Balance at End of Period (a)	Financing Receivable at End of Period

	(in thousands)
Unsecured short-term consumer loans: (b)
Year ended September 30, 2016	$11,498	$(6,435)		$3,641	$243	$(1,398)	$7,549	$9,661
Year ended September 30, 2015	14,645	(31,428)		16,315	12,744	(778)	11,498	15,919
Year ended September 30, 2014	2,928	(46,968)		26,865	31,817	3	14,645	31,747

Secured short-term consumer loans: (c)
Year ended September 30, 2016	$2,004	$(2,229)		$436	$(211)	$—	$—	$—
Year ended September 30, 2015	1,049	(47,615)		43,292	5,278	—	2,004	2,292
Year ended September 30, 2014	1,804	(64,916)		58,453	5,708	—	1,049	8,173

Unsecured long-term consumer loans: (a)
Year ended September 30, 2016	$50,645	$(72,524)	(d)	$—	$29,844	$(7,965)	$—	$—
Year ended September 30, 2015	38,087	(3,162)		255	25,737	(10,272)	50,645	158,293
Year ended September 30, 2014	19,849	(307)		—	19,608	(1,063)	38,087	162,860

(a)
These amounts are included in "Current assets held for sale" and "Non-current assets held for sale" in our consolidated balance sheets and pertain to Grupo Finmart consumer loans. See Note 3 for further detail on discontinued operations.

(b)
No aging allowance disclosure provided for these amounts as our policy is to charge-off all amounts on the first day after the due date. These amounts primarily include activity pertaining to our Canadian operations in the Other International segment and are included in "Prepaid expenses and other current assets" in our consolidated balance sheets.

(c)
As a result of our discontinuance of USFS, our secured short-term consumer loan balance was reduced to zero as of December 31, 2015. As such, no further aging allowance disclosure has been provided for these amounts. See Note 3 for further detail on discontinued operations. These amounts are included in "Prepaid expenses and other current assets" in our consolidated balance sheets.

(d)	Includes $70.2 million in allowance that was de-consolidated as a result of the disposition of Grupo Finmart as discussed in Note 3.
The following table presents an aging analysis of past due financing receivables held by Grupo Finmart and included under "Current assets held for sale" and "Non-current assets held for sale" in our consolidated balance sheets, which were deconsolidated during September 2016:

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

NOTE 20: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Balance Sheets Information
The following table provides information on net amounts included in “Pawn service charges receivable, net,” “Inventory, net,” “Prepaid expenses and other current assets,” “Other assets, net” and “Accounts payable, accrued expenses and other current liabilities” in our consolidated balance sheets:

	September 30,
	2016	2015

	(in thousands)
Gross pawn service charges receivable	$41,458	$39,877
Allowance for uncollectible pawn service charges receivable	(10,396)	(9,025)
Pawn service charges receivable, net	$31,062	$30,852

Gross inventory	$146,367	$131,174
Inventory reserves	(6,143)	(7,090)
Inventory, net	$140,224	$124,084

Restricted cash	$3,000	$144
Consumer loans, net	2,111	4,709
Consumer loan fees and interest receivable, net	130	697
Guarantee asset	1,209	—
Accounts receivable	15,774	7,093
Prepaid expenses and other	11,088	12,434
Prepaid expenses and other current assets	$33,312	$25,077

Other assets	$2,658	$3,231
Restricted cash	4,089	—
Convertible Notes Hedges	37,692	10,505
Other assets, net	$44,439	$13,736

Trade accounts payable	$21,953	$36,134
Accrued payroll	4,638	10,955
Bonus accrual	17,946	6,823
Other payroll related expenses	3,485	3,545
Accrued interest	1,856	1,500
Accrued rent and property taxes	11,201	11,491
Deferred revenues	2,852	2,867
Other accrued expenses*	17,345	9,692
Guarantee liability	1,258	—
Restructuring reserve	1,751	11,484
Deferred consideration payable	—	15,384
Accounts payable, accrued expenses and other current liabilities	$84,285	$109,875

*
Includes provision for closed stores and accrued lease termination costs, exclusive of stores closed associated with restructuring actions, of $5.2 million and $1.5 million as of September 30, 2016 and 2015, respectively. There was an additional $8.1 million provision for closed stores as of September 30, 2015 included in “Restructuring reserve” above.

Valuation and Qualifying Accounts
The following table provides information on our valuation and qualifying accounts not disclosed elsewhere:

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Revenue	Deductions		Balance at End of Period

	(in thousands)
Allowance for valuation of inventory:
Year Ended September 30, 2016	$7,090	$—	$—	$947		$6,143
Year Ended September 30, 2015	16,043	—	—	8,953		7,090
Year Ended September 30, 2014	4,246	11,797	—	—		16,043
Allowance for uncollectible pawn service charges receivable:
Year Ended September 30, 2016	$9,025	$—	$1,371	$—		$10,396
Year Ended September 30, 2015	10,307	—	—	1,282		9,025
Year Ended September 30, 2014	9,974	—	333	—		10,307
Allowance for uncollectible consumer loan fees and interest receivable:
Year Ended September 30, 2016	$12,045	$—	$—	$10,163	*	$1,882
Year Ended September 30, 2015	13,685	—	—	1,640		12,045
Year Ended September 30, 2014	462	—	13,223	—		13,685
Allowance for valuation of deferred tax assets:
Year Ended September 30, 2016	$19,567	$1,511	$—	$—		$21,078
Year Ended September 30, 2015	14,721	4,846	—	—		19,567
Year Ended September 30, 2014	14,240	481	—	—		14,721

*	Includes $9.2 million in allowance that was deconsolidated as a result of the disposition of Grupo Finmart as discussed in Note 3.

NOTE 21: QUARTERLY INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter

	(in thousands, except per share amounts)
Year Ended September 30, 2016
Total revenues	$187,557	$188,213	$170,150		$184,585
Net revenues	112,610	108,365	100,394		106,861
(Loss) income from continuing operations, net of tax	3,419	2,307	2,778		(17,502)
Income (loss) from discontinued operations, net of tax	(11,685)	(78,250)	(9,133)		19,636
Net income (loss)	(8,266)	(75,943)	(6,355)		2,134
Net loss attributable to noncontrolling interest	(792)	(5,131)	(666)		(1,097)
Net income (loss) attributable to EZCORP, Inc.	$(7,474)	$(70,812)	$(5,689)		$3,231

Basic income (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.06	$0.05	$0.05		$(0.31)
Discontinued operations	(0.19)	(1.34)	(0.16)		0.37
Basic income (loss) per share	$(0.13)	$(1.29)	$(0.11)		$0.06

Diluted income (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.06	$0.05	$0.05		$(0.31)
Discontinued operations	(0.19)	(1.34)	(0.16)		0.37
Diluted income (loss) per share	$(0.13)	$(1.29)	$(0.11)		$0.06

Cash flows from operating activities — year to date	$(4,468)	$55,739	$57,937	*	$64,403
Cash flows from investing activities — year to date	(9,363)	14,038	(11,537)	*	6,716
Cash flows from financing activities — year to date	(21,675)	(49,945)	(67,910)	*	(63,156)

*
Cash flows as originally reported in our Quarterly Report on Form 10-Q for the nine-months ended June 30, 2016 and 2015 have been reclassified to conform to the presentation in this Annual Report on Form 10-K. The cash flow amounts for the nine months ended June 30, 2016 previously reported as discontinued operations related to our disposition of Grupo Finmart were $10,926 for operating activities, $4,590 for investing activities, and $(41,237) for financing activities.

	First Quarter	Second Quarter	Third Quarter		Fourth Quarter

	(in thousands, except per share amounts)
Year Ended September 30, 2015
Total revenues	$196,355	$188,735	$164,619		$170,291
Net revenues	108,427	101,238	93,808		99,547
(Loss) income from continuing operations, net of tax	8,383	(2,675)	(783)		(57,107)
(Loss) income from discontinued operations, net of tax	1,295	3,112	(9,454)		(36,998)
Net (loss) income	9,678	437	(10,237)		(94,105)
Net loss attributable to noncontrolling interest	(1,934)	(906)	(390)		(1,805)
Net (loss) income attributable to EZCORP, Inc.	$11,612	$1,343	$(9,847)		$(92,300)

Basic (loss) income per share attributable to EZCORP, Inc.:
Continuing operations	$0.17	$(0.04)	$(0.01)		$(1.04)
Discontinued operations	0.05	0.07	(0.16)		(0.64)
Basic (loss) income per share	$0.22	$0.03	$(0.17)		$(1.68)

Diluted (loss) income per share attributable to EZCORP, Inc.:
Continuing operations	$0.17	$(0.04)	$(0.01)		$(1.04)
Discontinued operations	0.05	0.07	(0.16)		(0.64)
Diluted (loss) income per share	$0.22	$0.03	$(0.17)		$(1.68)

Cash flows from operating activities — year to date	$5,486	$37,790	$50,312	*	$79,398
Cash flows from investing activities — year to date	(8,185)	23,935	(14,143)	*	(67,693)
Cash flows from financing activities — year to date	27,428	25,496	28,584	*	2,402

*
Cash flows as originally reported in our Quarterly Report on Form 10-Q for the nine-months ended June 30, 2016 and 2015 have been reclassified to conform to the presentation in this Annual Report on Form 10-K. The cash flow amounts for the nine months ended June 30, 2015 previously reported as a discontinued operations related to our disposition of Grupo Finmart were $(21,523) for operating activities, $(1,894) for investing activities and $37,713 for financing activities.

Financial information in the table above has been adjusted to reflect reclassification of all discontinued operations. See Note 3 for further discussion of discontinued operations and restructuring plans. Additionally, there were immaterial revisions to certain of the above amounts as previously filed associated with the revisions discussed in Note 2.

Fiscal 2016 Quarterly Impacts
During the second quarter of fiscal 2016, we recorded an impairment in goodwill of $73.2 million pertaining to discontinued operations as further discussed in Note 9.
We recorded a gain of $34.2 million, before consideration of total associated transaction costs of approximately $9.8 million, with approximately $1.8 million of the total costs to be recorded in future periods due to ongoing employee service requirements, and a $2.1 million loss on assumption of existing Grupo Finmart debt, during the fourth quarter of fiscal 2016 on disposition of Grupo Finmart as further discussed in Note 3, included in discontinued operations.
During the fourth quarter of fiscal 2016, we recorded an impairment of our unconsolidated affiliate of $11.0 million ($7.2 million, net of taxes), as further discussed in Note 6. Further, our equity in net loss of unconsolidated affiliate during the fourth quarter of fiscal 2016 included pre-tax charges totaling $11.8 million including restructuring costs, compliance provision and other.
Fiscal 2015 Quarterly Impacts
We recorded total pre-tax charges of $42.4 million and $17.1 million pertaining to discontinued operations and restructuring, respectively, during the fourth quarter of fiscal 2015 as further discussed in Note 3. We further recorded impairments in goodwill of $10.6 million pertaining to discontinued operations and $1.7 million pertaining to continuing operations during the third and fourth quarter of fiscal 2015, respectively, as further discussed in Note 9.
During the fourth quarter of fiscal 2015, we recorded impairment charges of $4.3 million and $1.3 million related to long-lived assets of our U.S. Pawn and Mexico Pawn segments, respectively, as further discussed in Note 8. During the fourth quarter of fiscal 2015, we recorded a $3.7 million impairment of internally developed software and other assets, as further discussed in Note 9, and a $26.8 million ($17.4 million, net of taxes) impairment in Cash Converters International, as further discussed in Note 6.
During the fourth quarter of fiscal 2015, our equity in net loss of unconsolidated affiliate included after-tax charges of $5.4 million due to a contract termination, $3.7 million due to a class-action litigation settlement and $1.2 million due to impairments of goodwill and long-lived assets recorded by our unconsolidated affiliate.
NOTE 22: RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
Correction of Accounting Errors
On November 9, 2015, we filed an amended Annual Report on Form 10-K/A for the fiscal year ended September 30, 2014 as management identified the following accounting errors relating to the Grupo Finmart loan portfolio:

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

•
Management also concluded that we incorrectly accounted for interest revenue and bad debt expense on loans with respect to which Grupo Finmart was not currently receiving payments (“non-performing” loans). Specifically:

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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016.
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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2016 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of September 30, 2016.
Our internal control over financial reporting as of September 30, 2016 has been audited by our independent registered public accounting firm, as stated in their report appearing on the next page.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
EZCORP, Inc.
Austin, Texas

We have audited EZCORP, Inc.’s internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EZCORP, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, EZCORP, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EZCORP, Inc. as of September 30, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years ended September 30, 2016 and our report dated December 14, 2016, expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas

December 14, 2016

Changes in Internal Control Over Financial Reporting
During fiscal 2016, management implemented remediation efforts intended to address material weaknesses that were identified and described in our Annual Report on Form 10-K for the year ended September 30, 2015. These remediation efforts included:

•	Identifying and hiring skilled internal accounting resources;

•	Improving the organizational structure to provide more direct management oversight for Grupo Finmart;

•
Establishing and maintaining appropriate operational and risk assessment processes, as well as transactional controls, in order to (1) ensure engagement and utilization of appropriately qualified U.S. GAAP experts where required and (2) provide appropriate access and visibility to Grupo Finmart loan performance information; and

•	Enhancing the overall control environment.
In connection with the above remediation efforts, including hiring skilled internal accounting resources and enhancing the overall control environment, we identified an overstatement of our recorded net tax assets in the third quarter of fiscal 2016 with finalization of such adjustments in the fourth quarter of fiscal 2016. Our analysis of the overstatement indicated that the underlying errors originated in periods prior to fiscal 2013 and related primarily to the deferred tax balances associated with equity method investments, stock compensation and foreign acquisitions.
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than the effects of the remediation plan described above.
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
ITEM 9B — OTHER INFORMATION
None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below are the names of the persons who, as of December 1, 2016, constituted our Board of Directors and their ages and committee assignments as of that date:

Name	Age	Committees

Matthew W. Appel	61	Audit (Chair)
Santiago Creel Miranda	62	Compensation
Peter Cumins	65	—
Lachlan P. Given (Executive Chairman)	40	Compensation
Stuart I. Grimshaw	55	—
Pablo Lagos Espinosa	61	Audit, Compensation (Chair)
Thomas C. Roberts	74	Audit, Compensation
Joseph L. Rotunda	69	—
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

•
Matthew W. Appel — Mr. Appel joined EZCORP as a director in January 2015 and is Chair of the Audit Committee. Mr. Appel spent 37 years in finance, administration and operations roles with a variety of companies, most recently Zale Corporation, a NYSE listed jewelry retailer, where he served as Chief Financial Officer from May 2009 to May 2011 and Chief Administrative Officer from May 2011 to July 2014 and co-led the successful turnaround of the company. Prior to joining Zale, Mr. Appel was Chief Financial Officer of EXL Service Holdings, Inc., a NASDAQ listed business process solutions company (February 2007 to May 2009); spent four years (February 2003 to February 2007) at Electronic Data Systems Corporation, serving as Vice President, Finance and Administration BPO and Vice President, BPO Management; and held a variety of finance and operations roles from 1984 to 2003 at Tenneco Inc., Affiliated Computer Services, Inc. and PricewaterhouseCoopers. Mr. Appel began his professional career with Arthur Andersen & Company, working there from 1977 to 1984. Mr. Appel received an MBA in Accounting from the Rutgers University

Graduate School of Business in 1977 and a Business Administration degree from Rutgers College in 1976. Mr. Appel is a Certified Public Accountant and a Certified Management Accountant.
Director qualifications: leadership, chief financial officer and executive management experience; broad business and strategically relevant experience; retail management experience; financial experience, including accounting, tax and financial reporting; experience in developing growth strategies; personnel development.

•
Santiago Creel Miranda — Mr. Creel joined EZCORP as a director in January 2014 and is a member of the Compensation Committee. Mr. Creel is a former Senator of Mexico, having served from 2006 to 2012. During his term, he acted as Speaker of the Senate and Chairman of the Senate's Political Coordination Committee. Prior to being elected to the Senate, Mr. Creel served as Secretary of Governance in President Vicente Fox's administration from 2000 to 2005 and as a Federal Deputy (Congressman) in the 57th Congress, where he was Vice Speaker of the Chamber of Deputies and chaired the Government and Constitutional Issues Committee. Mr. Creel practiced law with the firm of Noriega y Escobedo in Mexico City for almost 20 years, and has been a legal consultant to many companies, both domestic and foreign, as well as to international organizations and to the Mexican government. Mr. Creel is now a member of the governing body of Pacto por México, which sponsors an extensive agenda of political, economic and structural changes in Mexico.

Director qualifications: leadership experience; experience in developing, implementing and managing strategic plans; understanding of our unique business environment; government service experience.

•
Peter Cumins — Mr. Cumins joined EZCORP as a director in July 2014. He is the Managing Director, and serves on the board of directors, of Cash Converters International Limited (ASX: CCV), a public company headquartered in Perth, Western Australia. Cash Converters International owns and franchises retail and financial services stores in 21 countries. EZCORP owns approximately 31% of the outstanding ordinary shares of Cash Converters International. Mr. Cumins joined Cash Converters International in August 1990 as Finance and Administration Manager, became General Manager in March 1992 and became Managing Director in April 1995. Mr. Cumins has overseen the major growth in the number of company-owned and franchised locations in Australia, as well as the international development of the Cash Converters International franchise system. Mr. Cumins is a qualified accountant, and his experience in the management of large organizations has included senior executive positions in the government health sector, specifically with the Fremantle Hospital Group, where he was Finance and Human Resources Manager.

Director qualifications: leadership and executive management experience; retail management experience; deep understanding of consumer businesses and customer service strategies; risk management experience; financial experience; experience in developing, implementing and managing strategic plans; personnel development; deep understanding of conducting business in highly regulated environments.

•
Lachlan P. Given — Mr. Given was appointed to the Board of Directors as Non-Executive Chairman in July 2014, became Executive Vice Chairman in August 2014 and Executive Chairman in February 2015. Mr. Given serves on the Compensation Committee. He is the sole beneficial owner of LPG Limited (HK), a business and financial advisory firm, and prior to assuming the role of Executive Vice Chairman of EZCORP, provided international financial and advisory serves to a number of companies, including EZCORP from October 2012 to June 2014. Since 2004, Mr. Given has also served as a consultant and advisor to Madison Park LLC, which has, in the past, provided certain advisory services to the Company. Madison Park is wholly owned by Phillip E. Cohen, who is the beneficial owner of all of our Class B Voting Common Stock. Mr. Given is also a director of The Farm Journal Corporation, a 134-year old pre-eminent U.S. agricultural media company; Senetas Corporation Limited (ASX: SEN), the world's leading developer and manufacturer of certified, defense-grade encryption solutions; CANSTAR Pty Ltd, the leading Australian financial services ratings and research firm; and TAB Products Co. LLC, a leading North American records management company. Mr. Given began his career working in the investment banking and equity capital markets divisions of Merrill Lynch in Hong Kong and Sydney, Australia, where he specialized in the origination and execution of a variety of M&A, equity, equity-linked and fixed income transactions. Mr. Given also serves on the board of directors of Cash Converters International Limited.

Director qualifications: broad business experience; financial experience and expertise; international experience and global perspective; industry knowledge; experience in developing growth strategies; understanding of our unique business environment.

•
Stuart I. Grimshaw — Mr. Grimshaw joined the Company in November 2014 as Executive Chairman and a member of the Board of Directors. He became Chief Executive Officer in February 2015. Prior to joining EZCORP, he was Managing Director and Chief Executive Officer of Bank of Queensland Limited (ASX: BOQ), a consumer banking and financial services institution with branches in every Australian state and territory. During his 30-year career in financial services, Mr. Grimshaw held a wide variety of other roles at various banking and finance companies. From 2009 to 2011, he was Chief Executive Officer of Caledonia Investments Pty Ltd. Prior to that, Mr. Grimshaw spent eight years at Commonwealth Bank of Australia, where he served as Group Executive, Premium Business Services (2006 to 2009), Group Executive, Investment and Insurance Services (2002 to 2006) and Chief Financial Officer (2001 to 2002). From 1991 to 2001, Mr. Grimshaw held a variety of roles at National Australia Bank (including Chief Executive Officer – Great Britain, and other executive roles in Credit, Institutional Banking, Corporate Financial Services and Global Business Financial Services). Mr. Grimshaw began his career at Australia and New Zealand Banking Group (1983 to 1991). Mr. Grimshaw represented New Zealand in Field Hockey at the 1984 Olympics and has a Bachelor of Commerce and Administration degree from Victoria University in Wellington, New Zealand and an MBA from Melbourne University. He has also completed the Program for Management Development at Harvard Business School. Mr. Grimshaw also serves as non-executive chairman of the board of directors of Cash Converters International Limited.
Director qualifications: leadership, chief executive officer and executive management experience; broad business and strategically relevant experience; financial experience; international experience and global perspective; industry knowledge; experience in developing growth strategies; personnel development; deep understanding of conducting business in highly regulated environments.

•
Pablo Lagos Espinosa — Mr. Lagos joined EZCORP as a director in October 2010. He is Chair of the Compensation Committee and a member of the Audit Committee. Mr. Lagos served as President and Chief Executive Officer of Pepsi Bottling Group Mexico from 2006 to 2008 and as its Chief Operating Officer from 2003 to 2006. He previously held various executive management positions with Pepsi Bottling Group, PepsiCo Inc., Unilever Mexico and PepsiCola International, Inc., concentrating exclusively in Latin America. Since his retirement in December 2008, Mr. Lagos has been an investor and consultant in various private business ventures mainly in real estate development and senior living residential services, and has served as a keynote speaker on organizational leadership and management. He currently serves as Chairman of the Board and Executive President for the Mexican subsidiary of Areas, a Spanish global organization dedicated to restaurant and retailing operations in key public transportation hubs, and as Chairman of the board of Casa del Parque, a privately held enterprise focused on developing senior living residences in Mexico. He is also a member of the Mexican Advisory Board for Niagara Waters, a leading manufacturer of bottled water in the U.S. and Mexico.

Director qualifications: leadership, chief executive officer and executive management experience in significant multi-national environments; deep understanding of strategically important geographies and international markets; risk management experience; financial experience; experience in developing, implementing and managing strategic plans, including international expansion; personnel development; legislative and government relations experience

•
Thomas C. Roberts — Mr. Roberts rejoined the Board of Directors of EZCORP in July 2014 and currently serves as a member of the Audit Committee and the Compensation Committee. He previously served as a director of the Company from January 2005 to January 2014 and was Lead Director from November 2008 to September 2013. He also served as a member of both the Audit and Compensation Committees until September 2013. Since 1990, Mr. Roberts has been a private investor and served as the Chairman of the Board of Directors of Pensco, Inc., a financial services company in which he held a significant ownership position, between 1990 and April 2016. Previously, he served as a senior executive, including Chief Financial Officer, of Schlumberger, Ltd. from 1970 to 1985 and President of Control Data Computer Systems and Services, as well as a member of Control Data Corporation’s Board of Directors (1985 to 1989).

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

•
Joseph L. Rotunda — Mr. Rotunda currently serves as Chief Operating Officer, having been appointed to that position in October 2016. Mr. Rotunda has a relationship with the Company that spans the past 16 years. Mr. Rotunda joined EZCORP as President and Chief Operating officer and a director in February 2000 and was promoted to Chief Executive Officer in August 2000. He retired from that position, and as a member of the Board of Directors, in October 2010 and became a consultant to the Company pursuant to a five-year consulting agreement. That agreement was mutually terminated in November 2013. Mr. Rotunda rejoined the Board of Directors in July 2014, and assumed an executive role in May 2015 when he was appointed President, North American Pawn. Prior to joining EZCORP in 2000, Mr. Rotunda was the Chief Operating Officer of G&K Services, Inc. (1998 to 2000) and held several executive positions, including Executive Vice President and Chief Operating Officer, with Rent-A-Center, Inc. (1991 to 1998). Mr. Rotunda served as a director of EasyHome Ltd. of Toronto, Canada from 2000 until 2010. Mr. Rotunda also currently serves as a member of the board of directors of eCommission Financial Services, Inc., headquartered in Austin, Texas.

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
Executive Officers
Set forth below are the name, age and position of each of the persons serving as our executive officers as of December 1, 2016:

Name	Age	Title

Stuart I. Grimshaw	55	Chief Executive Officer
Lachlan P. Given	40	Executive Chairman
Scott Alomes	57	Chief Human Resources Officer & New Ventures
Mark Ashby	56	Chief Financial Officer
David John Hurrell	55	Chief Information Officer
Fransisco Kuthy	51	General Manager, Empeño Fácil
Karyn Munsie	50	Chief Marketing and Communications Officer
Joseph L. Rotunda	69	Chief Operating Officer
Jacob Wedin	45	Chief Product & Process Officer
Thomas H. Welch, Jr.	61	Senior Vice President, General Counsel and Secretary
Set forth below is current biographical information about our executive officers, except for Mr. Grimshaw, Mr. Given and Mr. Rotunda, whose biographical information is included under “Board of Directors” above.
Scott Alomes — Mr. Alomes joined EZCORP as Chief Human Resources Officer in March 2015. In October 2016, Mr. Alomes was assigned management oversight responsibility for the Company’s CashMax business in Canada, as well as all new ventures, and his title was changed to Chief Human Resources Officer & New Ventures. He has more than 30 years of experience and has spent his entire career in Human Resources for the financial services industry. He joined EZCORP from Crowe Horwath Australia, where he was HR Leader in the Southern Region for this large provider of accounting, audit, tax business and financial advice to individuals and businesses in Australia. Mr. Alomes has also held HR leadership roles at ClearView Wealth Limited (investments and life insurance products in Australia), Suncorp (banking and wealth management in Australia and New Zealand), Commonwealth Bank and National Australia Bank.
Mark Ashby — Mr. Ashby joined EZCORP in May 2015 as Chief Financial Officer and is responsible for the Company’s accounting, financial planning and analysis, tax and treasury functions. Mr. Ashby has more than 35 years of finance and business experience, serving in a variety of senior financial management and operational roles. Mr. Ashby joined EZCORP from Myer Holdings Limited, Australia's largest department store group, where he served as Chief Financial officer for seven years. Prior to joining Myer, Mr. Ashby spent five years with Mitre 10 Australia Ltd., a large home improvement and hardware retailer and wholesaler, serving as Chief Financial Officer (2004 to 2008) and Group General Manager, Home and Trade Division (2003 to 2004). Prior to that, Mr. Ashby was Founder and Director, Business Development and Funding Consulting for Clearview Business Advisory Pty Ltd., a business consulting firm (2001 to 2003); Chief Financial and Operating Officer for The Ozitel Network, a joint venture telecommunications company set up by Motorola Inc. (1999 to 2001); and Finance Director for Sportsgirl Sportscraft Group (1994 to 1999). Mr. Ashby also spent nine years (1985 to 1994) with Motorola Australia Pty Ltd., serving in a variety of finance and accounting roles, including Director of Finance, Australasia and Director of Customer Finance, Asia. Mr. Ashby is a Fellow of the Australian Society of Certified Public Accountants.
David John Hurrell — Mr. Hurrell joined EZCORP in August 2014 as Vice President, Systems Development and was promoted to Chief Information Officer in February 2016. Prior to joining EZCORP, Mr. Hurrell spent 15 years with Cash America International, Inc., most recently serving as Senior Vice President responsible for New Systems Development and Business Transformation services. Mr. Hurrell started in the pawn industry as a IT Director with H&T Group Plc, which operates pawn stores in the U.K. under the Harvey & Thompson brand. Prior to that, he held senior IT management positions with The Rank Organization and Bass Leisure.
Francisco J. Kuthy Saenger — Mr. Kuthy joined us in November 2013 as Senior Vice President of Operations for our Mexico Pawn operations, Empeño Fácil, and was promoted to General Manager of that business in May 2014. Prior to joining EZCORP, Mr. Kuthy spent over three years (May 2010 to November 2013) as General Manager of Farmacias Dermatologicas,

S.A. de C.V., Mexico’s leading retailer of dermatology and derma-cosmetic consumer products; and six years with Comercial Mexicana, a large retail chain in Mexico, serving as Chief Operating Officer Bodega Comercial Mexicana (2006 to 2010) and District Manager Comercial Mexicana Bajio (May 2004 to 2006). Mr. Kuthy held previous positions in business development, sales administration, operations and field management with Bachoco, S.A. de C.V. (1997 to 2004), Sabritas, S.A. de C.V. (1997) and Wal-Mart’s Mexican subsidiary (1989 to 1997).
Karyn Munsie — Ms. Munsie joined us in December 2015 as Chief Marketing and Communications Officer and is responsible for all marketing, internal and external communications, investor relations and community affairs activities. Ms. Munsie joined EZCORP from the Bank of Queensland, where she held the position of Group Executive of Corporate Affairs, Investor & Government Relations.  She has also held key leadership roles at Stockland (a leading residential and commercial property group), serving as Executive General Manager of Corporate Affairs; and AMP Limited (a financial services and fund management company), where she led all global media and community relations activities.
Jacob Wedin — Mr. Wedin joined EZCORP in May 2015 as Chief Product & Process Officer. Prior to joining us, Mr. Wedin was the CEO of the Mexico Division at Bayport Financial Services, a provider of consumer financial services, including short, medium and long-term loans, where he led Bayport’s expansion into Mexico. Prior to that, he was Bayport’s Business Development Executive in Latin America. Prior to joining Bayport, he served as a representative of the Swedish Trade Commissions for several countries in Latin American and the Caribbean, based in Brazil. He is a native of Sweden and received his MBA from the American International University in London.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Based on written representations and a review of the relevant Forms 3, 4 and 5, during fiscal 2016, all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act, except for the following:
The Form 4 reporting the March 31, 2016 grant of 26,000 shares of restricted stock to Matthew W. Appel (a director) was filed on May 10, 2016, beyond its due date of April 4, 2016. The Form 4 was submitted to the SEC on April 4, 2016, but was inadvertently submitted as a “test” filing rather than an official filing. The required Form 4 was officially filed immediately upon discovery of this error.
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

•
Compensation Committee — The Compensation Committee reviews and approves, on behalf of the Board, the amounts and types of compensation to be paid to our executive officers; reviews and recommends to the full Board the amount and type of compensation to be paid to our non-employee directors; reviews and approves, on behalf of the Board, all bonus and equity compensation to be paid to our other employees; and administers our stock compensation plans. Since September 2014, pursuant to the Nasdaq Controlled Company exemption described above, Mr. Given, our Executive Chairman and a non-independent director, has served on the Compensation Committee. See “Part III, Item 11 — Executive Compensation — Compensation Discussion and Analysis — Composition of the Compensation Committee.” The committee has formed an “independent subcommittee,” consisting solely of independent directors, to consider and approve any items of compensation that are required to be approved solely by “independent,” “non-employee” or “outside” directors.

The Audit Committee and the Compensation Committee are governed by written charters, copies of which can be found in the Investor Relations section of our website at www.ezcorp.com.
Because all of our voting stock is beneficially owned by Phillip E. Cohen and pursuant to the Nasdaq Controlled Company exemption described above, we do not currently maintain a standing nominating committee of the Board of Directors. In the absence of a nominating committee, the full Board of Directors typically evaluates and considers director nominees, fills vacant positions on the Board and, on an annual basis, recommends nominees for election or reelection by the voting stockholder.
Meetings and Attendance — The following table sets forth the number of meetings held during fiscal 2016 by the Board of Directors and each committee thereof, as well as the number of times during the year that action was taken by unanimous written consent. All directors attended at least 75% of the meetings of the Board and of the committees on which they served, except for Mr. Creel, who attended only three Board meetings and three Compensation Committee meetings.

	Fiscal 2016
	Meetings Held	Action by Unanimous Written Consent

Board of Directors	8	15
Audit Committee	14	—
Compensation Committee	7	2
During fiscal 2016, the Board of Directors formed and commissioned a special committee comprised entirely of independent directors (Mr. Appel, Mr. Lagos and Mr. Roberts) to oversee and supervise the strategic review process for Grupo Finmart and to approve, on behalf of the full Board of Directors, (a) the appropriate strategic alternative for that business and (b) the recommended terms and conditions of the resulting sale transaction. This special committee met a total of 24 times from March through September (and each committee member attended all meetings) and took one action by unanimous written consent. The special committee was dissolved effective September 30, following the completion of the Grupo Finmart sale.

ITEM 11 — EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis describes our compensation practices and the executive compensation policies, decisions and actions of the Compensation Committee of our Board of Directors (the “Committee”). It focuses specifically on compensation earned during fiscal 2016 by the following individuals, referred to as our Named Executive Officers (“NEOs”).

Name	Position

Stuart I. Grimshaw	Chief Executive Officer
Mark Ashby	Chief Financial Officer
Lachlan P. Given	Executive Chairman
Joseph L. Rotunda	Chief Operating Officer
Thomas H. Welch, Jr.	Senior Vice President, General Counsel and Secretary
Jodie E. B. Maccarrone	Chief Strategy Officer and Vice Chair, Grupo Finmart

(a)	Ms. Maccarrone served as an executive officer until her departure from the Company on May 1, 2016.
Executive Summary
Fiscal 2016 Business Highlights
The following is a brief overview of certain fiscal 2016 business highlights that influenced the Committee’s executive compensation decisions:

•
We completed the disposition of Grupo Finmart, with a purchase price payable to EZCORP of $40.9 million after application of purchase price adjustments, and also received promissory notes having an aggregate principal amount of $89.8 million.

•
With the exclusion of Grupo Finmart and considering certain adjustments generally designed to normalize for discreet and special circumstances, EBITDA for fiscal 2016 increased 55% over fiscal 2015 and exceeded the Board-approved operating plan by almost 20%. This performance is attributable to continued improvement in our core pawn businesses in the U.S. and Mexico, highlighted by the following:

•	On a constant currency basis, total revenue increased 4% and net revenue increased 9%, driven by increases in pawn loans outstanding, pawn service charges and merchandise sales gross margin.

•	Segment contribution from U.S. Pawn increased by more than $20 million, and segment contribution from Mexico Pawn increased by more than $10 million on a constant currency basis.

•	Total operating expenses decreased 3% on an constant currency basis, and administrative expenses decreased by almost $5 million.

•
We finished the year in a strong liquidity position to support growth, with a cash balance of $66 million plus $50 million in undrawn credit facility and more than $80 million in notes receivable from the Grupo Finmart sale transaction.

Best Practices in Compensation Governance
Our executive compensation program contains the following best-practice features:

What We Do		What We Don’t Do

☑	Heavy emphasis on performance-based variable pay	☒	No change-in-control payments
☑	100% of equity incentive grants are performance-based	☒	No significant perquisites
☑	Stock ownership guidelines for executives and directors	☒	No hedging or pledging of Company stock
☑	Annual risk assessments
☑	Independent compensation consultant
2016 Compensation Actions At-A-Glance
The Committee took the following compensation-related actions for fiscal 2016:

•
Base salaries — Determined that base salaries for the NEOs would generally be held flat for fiscal 2016 compared to fiscal 2015, with the exception of Mr. Rotunda, who received a base salary increase in order to better align his base salary to reflect his role in the organization.

•	Annual incentive bonuses — Confirmed the fiscal 2016 annual incentive (STI) bonus payout at 150% of target.

•
Long-term incentives — Approved long-term incentive awards that are 100% subject to performance-based vesting. Specifically, vesting on 80% of the awards is contingent on the achievement of sustained earnings growth (measured by the annual growth rate in EBITDA), and vesting on the remaining 20% is contingent on prudent balance sheet management (measured by reduction in net debt). Awards vest based on performance at the end of the three-year performance period. In addition, the Committee determined that Mr. Grimshaw and Mr. Given should participate in the annual LTIP program consistent with the other executive officers, and Mr. Grimshaw and Mr. Given both agreed to that arrangement. Consequently, at the time the fiscal 2016 LTIP awards were made, the multi-year LTIP awards previously granted to Mr. Grimshaw and Mr. Given were canceled and replaced with the new, performance-based awards described above.

Executive Compensation Philosophy and Program Design
Philosophy — Our executive compensation philosophy is grounded on three fundamental principles:

•
Pay for performance — We expect diligent effort, unwavering commitment and hard work from our executives, and our compensation plans should recognize and reward superior results that generate significant shareholder value. Actual realized compensation should reflect Company and individual performance against specific and quantifiable objectives. Executives should be compensated based on their ability to achieve key operational, financial and strategic results. Compensation earned should parallel our sustained growth in terms of profitability and shareholder value.

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

•
Align long-term interests of our shareholders and executives — Executives should be compensated through compensation components (base salaries, short- and long-term incentives) designed to drive sustained business performance, build an internal culture of ownership and create long-term value for our shareholders.

Goals — In support of the principles of our compensation philosophy, we have designed our executive compensation programs to accomplish the following primary goals:

Principle and Goal	How Accomplished

Pay for performance — Provide payouts that are closely aligned with the actual financial results of the Company.
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

Attract and retain high performers — Pay at levels that will help us attract and retain highly qualified individuals capable of leading us to achieve our business objectives.
•
  Total compensation is designed to provide base salaries and short- and long-term incentive opportunities that will result in highly competitive pay levels when performance objectives are achieved, as well as above-market opportunities when outstanding results are achieved.
•
  Incentive plans provide clear and measurable objectives for top performers to achieve high-level compensation.

Align long-term interests of shareholders and executives — Reinforce a culture of ownership and long-term commitment to shareholder value creation.
•
  Executives are required to be stockholders and own a minimum level of Company stock throughout their employment.
•
  The vesting of equity incentive awards is tied directly to continued multi-year service (retention) and the achievement of specific long-term financial results.

Components — “Total direct” compensation is composed of three principal components, each one contributing to the accomplishment of our compensation program goals:

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
Compensation Methodology and Process
Composition of the Compensation Committee
During fiscal 2016, the Company, relying on the Nasdaq Controlled Company exemption described in Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Controlled Company Exemptions,” has included a non-independent director (Mr. Given) on the Compensation Committee. The Board of Directors believes that, with the unique perspective of the non-independent member combined with the perspectives of the independent members, the current Committee is well-situated to act in the interests of all Company stockholders. The Committee has formed a subcommittee comprised of only independent directors (currently, Mr. Lagos and Mr. Roberts) to act on and approve any executive compensation matters that require approval of solely “independent,” “non-employee” or “outside” directors.

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
In addition to overseeing the compensation of our executive officers, the Committee approves all awards under long-term incentive plans for all other employees. For more information on the Committee's role, see the Committee's charter, which can be found in the Investor Relations section of our website at www.ezcorp.com.
Role of Management
The Committee receives data regarding compensation trends, issues and recommendations from management. One member of management, Mr. Given, is a member of the Committee and participates in Committee discussions, deliberations and decisions (except for those matters that require approval solely of “independent,” “non-employee” or “outside” directors, in which case the decisions are made by a subcommittee consisting of only independent directors).
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
For the past several years, the Committee has retained Pearl Meyer & Partners, LLC (“Pearl Meyer”) as its independent executive compensation consultant. None of our management participated in the Committee's decision to retain Pearl Meyer. Pearl Meyer reports directly to the Committee, and the Committee may replace Pearl Meyer or hire additional consultants at any time. Pearl Meyer communicates with, and attends meetings of, the Committee as requested; however, the Committee makes all decisions regarding the compensation of the Company's executive officers.
Pearl Meyer provides various executive compensation services to the Committee, including advising the Committee on the principal aspects of our executive compensation program and evolving best practices and providing market information and analysis regarding the competitiveness of our program design and award values in relationship to our performance.
The Committee regularly reviews the services provided by its outside consultants and believes that Pearl Meyer is independent in providing executive compensation consulting services. The Committee continues to monitor the independence of its compensation consultant on a regular basis.
Role of Competitive Positioning
In order to attract and retain the best executives for key management positions, we target our compensation plans to approximate the 75th percentile of the competitive marketplace. The Committee believes that this competitive positioning is appropriate in order for us to attract and retain the caliber of executives required to maintain exceptional operational and financial results over time.
It is important to note, however, that the majority of pay opportunities for our top executives are incentive-based and that actual realizable compensation is heavily dependent upon actual Company results. See “Executive Compensation Philosophy and Program Design — Pay Mix” above. Failure to achieve targeted results may result in realized compensation being below the 75th percentile, and perhaps below the market median. On the other hand, our incentive compensation programs provide opportunities for compensation to exceed the 75th percentile if specified objectives are achieved at targeted levels or higher. The Committee believes that actual realizable compensation for our top executives is well aligned with our performance.

2016 Competitive Posture — As noted above, the Committee generally targets total compensation at the 75th percentile for our executive officers as a group. However, it does not consider that philosophy to be a prescription for each individual executive officer. Various factors affect the relationship between target total direct compensation for each individual executive and our targeted market reference point, including specific retention concerns, tenure, internal equity, year-over-year volatility of market data and the comparability of available market benchmarks.
In September 2015, the Committee engaged Pearl Meyer to do a full executive compensation review for the purpose of setting fiscal 2016 compensation levels. The Pearl Meyer review showed the following:

•	While there was some variation in competitiveness by individual executive, the Company’s total direct compensation at target levels fell within the market 75th percentile overall.

•
Compared to market averages, a larger percentage of our executives’ total compensation is delivered in the form of variable, or performance-based, compensation opportunities. As a result, actual realized compensation will be heavily dependent upon performance that is, in the Committee’s view, directly aligned with long-term growth in stockholder value.

2017 Competitive Posture — The Committee engaged Pearl Meyer to refresh its executive compensation review in October 2016 for the purpose of setting fiscal 2017 executive compensation levels. This review was substantially consistent with the earlier review, although Pearl Meyer noted that, when measuring total direct compensation at target levels, the competitive posture of the Company’s CEO position was below the 75th percentile, primarily due to below-market long-term incentive opportunities for the CEO. Pearl Meyer also observed that the Company’s total mix of executive compensation continued to be more heavily oriented toward performance-based opportunities than the peer group average, principally as a result of our long-term equity awards being 100% performance-based (vs. a significant time-vested component at most peer companies).
Benchmarking and Peer Group Data
While the Committee does not set compensation levels for our executive officers based solely on survey or peer group benchmarks, the Committee does regularly refer to external benchmarking data in their deliberations in order to ensure that the pay opportunities offered to our executives are appropriate in light of our performance relative to our peers. The Committee regularly asks Pearl Meyer to conduct a competitive compensation review for our executive officers in order to benchmark compensation. Data in the Pearl Meyer study were collected from several sources, including published compensation surveys and peer company proxy statements.
For both the fiscal 2016 review (conducted in September 2015) and the fiscal 2017 review (conducted in October 2016), competitive pay data for our NEOs was collected for a peer group of 15 publicly-traded companies. The peer group includes companies that are direct competitors within our industry, have similar business models to our company or have comparable key executive roles. The Company currently falls toward the lower end of the peer group in terms of financial size (measured by revenues, assets and market capitalization). Consequently, benchmarks from this group reflect compensation for executives in companies that are, on average, larger than the Company, but may also be considered reflective of compensation required to attract and retain the executive talent required to achieve the Company’s strategic growth objectives. The following is the compensation peer group:

Peer Company	Stock Symbol	Primary Business

Aaron’s Inc.	AAN	Specialty Retail
Cardtronics Plc	CATM	Consumer Finance — IT Services
Cash America International, Inc.	CSH	Consumer Finance — Pawn and Payday Lending
Credit Acceptance Corp.	CACC	Consumer Finance
First Cash Financial Services Inc.	FCFS	Consumer Finance — Pawn and Payday Lending
Green Dot Corporation	GDOT	Consumer Finance — Debit Cards
H&R Block, Inc.	HRB	Diversified Consumer Services
Heartland Payment Systems, Inc.	HPY	Consumer Finance — IT Services
Moneygram International Inc.	MGI	Consumer Finance — Money Transfer and Payment Services
OneMain Holdings, Inc. (formerly Springleaf Holdings Inc.)	OMF	Consumer Finance
Outerwall Inc.	OUTR	Specialty Retail
Rent-a-Center, Inc.	RCII	Specialty Retail
Total System Services Inc.	TSS	Consumer Finance — IT Services
WEX Inc.	WEX	Consumer Finance — IT Services
World Acceptance Corp.	WRLD	Consumer Finance — Small Loans
To supplement peer group data, Pearl Meyer also provided compensation statistics from a review of published compensation surveys. Survey data reflected compensation rates across a broad group of general industry companies with revenues of around $1 billion. Using a survey sample in combination with peer group data (along with the practice of reviewing market quartiles, as opposed to averages) mitigates the impact of outliers, year-over-year volatility of compensation levels and the risk of selection bias.
Components of Compensation
Base Salary
Our primary objective with respect to the base salary levels is to provide sufficient fixed cash income to retain and attract experienced and valuable leaders in a competitive market for executive talent. The base salaries of our executive officers are reviewed and adjusted (if appropriate) annually to reflect, among other things, individual performance, base salaries for comparable positions from a review of market data discussed previously, the tenure of the officers, economic conditions and the base salaries of the officers relative to one another.
The following table shows, for each of our NEOs, the base salaries that were in effect for fiscal 2016 and 2015.

Named Executive Officer	Fiscal 2016 Base Salary	Fiscal 2015 Base Salary	Increase

Mr. Grimshaw (a)	$1,000,000	$1,000,000	—
Mr. Ashby (b)	700,000	700,000	—
Mr. Given	600,000	600,000	—
Mr. Rotunda	675,000	550,000	23%
Mr. Welch	410,000	410,000	—
Ms. Maccarrone	400,000	400,000	—

(a)
Mr. Grimshaw joined the Company as Executive Chairman in November 2014 and became Chief Executive Officer in February 2015. His fiscal 2015 base salary was negotiated at the time he joined the Company.

(b)	Mr. Ashby joined the Company as Chief Financial Officer in May 2015. His fiscal 2015 base salary was negotiated at the time he joined the Company.
In October 2015, the Committee determined that the base salaries for the executive officers would generally be held flat for fiscal 2016 compared to fiscal 2015 (other than modest market adjustments of approximately 4% for two executive officers who were not NEOs). In July 2016, the Committee revisited the base salary for Mr. Rotunda (whose position at that time was President, North American Pawn) and approved an increase in his fiscal 2016 base salary to $675,000, with retroactive effect to October 1, 2015. In approving this increase, the Committee considered Mr. Rotunda’s critical role in providing management oversight and depth of experience for the Company’s pawn businesses and determined that the increase would better align his base salary to reflect his role in the organization.

In November 2016, the Committee determined that the base salaries for the executive officers would again be held flat for fiscal 2017 (other than an increase of less than 7% for one executive officer to reflect an expanded role). None of the NEOs received any base salary increase for fiscal 2017. Consequently, the fiscal 2017 base salary for each of the Named Executive Officers (other than Ms. Maccarrone, who is no longer with the Company) will be the same as the base salary for fiscal 2016, as shown in the table above.
Annual Incentive Bonus
Our executive officers, as well as other key employees, are eligible to participate in our annual Short-Term Incentive Compensation Plan (“STI”). The annual cash bonus opportunities offered to participants in the plan are designed to provide a powerful performance incentive contingent upon participants' contributions toward achievement of annual corporate and business unit financial results, as well as personal objectives that are tied to our strategic goals.
For fiscal 2016, the incentive bonus opportunity for each executive officer was a function of a designated target amount (stated as a percentage of base salary) and a business performance modifier ranging from 0% to 150% based on the achievement of specified levels of consolidated EBITDA. This calculation provides the maximum bonus opportunity for each executive, with the final payout amount being subject to an evaluation of the executive’s individual performance. The following table sets forth the fiscal 2016 STI bonus target (stated as a percentage of base salary) for each of the NEOs:

Named Executive Officer	Fiscal 2016 Target Amount (as a % of base salary)

Mr. Grimshaw (a)	250%
Mr. Ashby	100%
Mr. Given (b)	125%
Mr. Rotunda (b)	150%
Mr. Welch	75%
Ms. Maccarrone	100%

(a)
The terms of Mr. Grimshaw’s employment, which were negotiated at the time he joined the Company in 2014, call for a Target Amount of 250% of base salary for the first year (fiscal 2015) and increasing by 25 percentage points per year up to 400% after six years, and Mr. Grimshaw’s fiscal 2016 Target Amount was originally set at 275% of his base salary. In December 2015, Mr. Grimshaw agreed to forgo the specified increases in the Target Amount, and consequently, his Target Amount for future years will be subject to annual review and approval by the Committee. In addition, the negotiated terms of Mr. Grimshaw’s employment provide that Mr. Grimshaw’s annual STI bonus will be paid two-thirds in cash and one-third in the form of restricted stock subject to vesting over one or two years following grant. The Committee has agreed to modify those terms so that Mr. Grimshaw’s STI bonus will be paid in cash, in line with the Company’s other executive officers.

(b)
Mr. Given’s and Mr. Rotunda’s fiscal 2016 Target Amounts were originally set at 150% and 100%, respectively, of base salary. Subsequent to that original approval and upon management’s recommendation, the Committee adjusted the Target Amounts as shown in the table above in order to more accurately align with market comparables and so that their total direct compensation better reflects their respective roles in the organization.

In November 2016, the Committee reviewed the Company’s performance during fiscal 2016, noting the performance highlights described above under “Executive Summary — 2016 Business Highlights.” The Committee noted that, excluding the impact of Grupo Finmart and with adjustments designed to put fiscal 2015 and fiscal 2016 performance on a comparable basis, consolidated EBITDA for fiscal 2016 increased over 55% compared to fiscal 2015 and exceeded the fiscal 2016 operating plan by almost 20%. Based on that performance, the Committee confirmed the fiscal 2016 STI payout at the 150% level. Taking into account the individual performance modifiers, the Committee approved the payouts for the NEOs as indicated in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table below. Those amounts were calculated as follows:

Named Executive Officer (a)	2016 Salary	Target Amount	Target Opportunity	Company Performance Modifier (b)	Individual Performance Modifier (b)	Actual Award Earned

Mr. Grimshaw	$1,000,000	250%	$2,500,000	150%	100%	$3,750,000
Mr. Ashby	700,000	100%	700,000	150%	80%	945,000
Mr. Given	600,000	125%	750,000	150%	100%	1,125,000
Mr. Rotunda	675,000	150%	1,012,500	150%	100%	1,518,750
Mr. Welch	410,000	75%	307,500	150%	75%	403,594

(a)
Ms. Maccarrone left the Company effective May 1, 2016 and did not receive any payout of the fiscal 2016 STI bonus except pursuant to the terms of her severance arrangement. See “Other Executive Compensation Matters — Severance” below.

(b)
For Mr. Grimshaw and Mr. Given, 100% of their Target Opportunity is subject to the Company Performance Modifier (although the Committee has the discretion to reduce the resulting payout if it chooses to do so). For each of the other NEOs, 50% of the Target Opportunity is subject to reduction based on the Individual Performance Modifier and then the Company Performance Modifier is applied to the resulting Target Opportunity,

In November 2016, the Committee preliminarily approved the short-term incentive bonus plan for fiscal 2017, which will be substantially identical to the fiscal 2016 plan. The fiscal 2017 Targets Amount for each of the NEOs is the same as the fiscal 2016 Target Amount (as shown in the table above).
Special Short-Term Incentive Bonus Award for Mr. Grimshaw
As previously discussed, when Mr. Grimshaw was hired as Executive Chairman, he was given certain special short-term bonus opportunities, including $460,000 per year for the first two years of his employment contingent upon the Company achieving specified performance metrics based on sustained growth in EBITDA. The Committee reviewed the EBITDA performance for fiscal 2016 compared with fiscal 2015, and after adjusting the EBITDA for both years to make them comparable (including the elimination of Grupo Finmart), determined that, based on the EBITDA growth in the core business from fiscal 2015 to fiscal 2016, the performance objectives had been achieved. Consequently, the Committee approved payout of the final installment of the special short-term incentive bonus in November 2016 in accordance with the terms of Mr. Grimshaw’s offer letter.
Long-Term Incentives
General — Long-term incentive compensation, in the form of performance-based equity awards, is a key component in our executive compensation program, helping to encourage long-term commitment, shareholder alignment and long-term performance orientation. The value of equity awards over time bears a direct relationship to the price of our shares and the returns experienced by our stockholders. These awards are made under the EZCORP Long-Term Incentive Plan (“LTIP”).
All of our executive officers are eligible to receive equity incentive awards. For fiscal 2016, we modified our approach to long-term incentive compensation to place greater emphasis on long-term performance that enhances stockholder value. Now, unlike many of our peers who have a significant time-vested component to their long-term awards, 100% of our long-term incentive awards are subject to performance-based vesting. Specifically, vesting on 80% of the LTIP awards is contingent on the achievement of sustained earnings growth (measured by the annual growth rate in EBITDA) and vesting on the remaining 20% is contingent on prudent balance sheet management (measured by reduction in net debt). In order to further emphasize the long-term nature of these awards, we restructured them so that 100% of the LTIP awards vest at the end of the three-year performance period, rather than a pro rated vesting each year during the performance period. The Committee believes that this incentivizes and rewards longer term vision and strategies and provides a balance to the Company’s short-term programs, which tend to be focused on annual performance.
Grant frequency — The Committee considers new LTIP grants for all executives every year, although we do not necessarily grant new equity to all executives every year. The frequency of LTIP grants and the amount of equity awards granted in a given year are based in part upon an assessment of past equity awards still outstanding at the time new grants are to be made.
LTIP awards may be made at any time as determined by the Committee, and the grant price (i.e., the stock price used to determine the number of shares or units awarded) is generally the closing trading price on the date the award is approved. The annual LTIP awards, however, are intended to incentivize performance over the full designated performance period. Therefore, the Committee considers it appropriate to use the stock price at the beginning of the performance period as the grant price, even though the awards may be approved by the Committee at a later date. In the Committee’s view, this methodology, consistently applied, neutralizes the stock price as a factor impacting the timing of awards.
As part of the negotiated compensation packages for Mr. Grimshaw and Mr. Given when they joined the Company in 2014, they were each awarded a “multi-year” restricted stock grant (600,000 shares in the case of Mr. Grimshaw and 120,000 shares in the case of Mr. Given) with vesting based on stock price as described above. In connection with the fiscal 2016 LTIP awards, the Committee determined that Mr. Grimshaw and Mr. Given should participate in the annual LTIP program consistent with the other executive officers, and Mr. Grimshaw and Mr. Given both agreed to that arrangement. Consequently, at the time the fiscal 2016 LTIP awards were made, the multi-year, stock-price-based awards previously granted to Mr. Grimshaw and Mr. Given were canceled and replaced with the awards described in the table below.
Fiscal 2016 LTIP awards — In March 2016, the Committee approved the fiscal 2016 LTIP awards for our key employees, including the executive officers. The approved awards consist of restricted stock units that vest at the end of a three-year period (September 30, 2018) based on the performance metrics described above — the vesting of 80% of the units is subject to achieving specified EBITDA growth targets, and the vesting of 20% of the units is subject to achieving specified reductions in net debt (defined as consolidated long-term recourse debt minus cash, cash equivalents and restricted cash). The specified performance metrics provide for vesting of either 0%, 50% or 100% of the units, depending on the level of performance; there is no “kicker” for over-performance, and no more than 100% of the units will vest in any event. The number of units awarded to each recipient was a function of a multiple of the recipient’s base salary divided by $6.17 (the closing trading price of our Class A Common Stock on September 30, 2015).

The following table shows the approved fiscal 2016 LTIP awards for the NEOs:

Named Executive Officer	Percent of Base Salary	Number of Units

Mr. Grimshaw	200%	324,149
Mr. Ashby	100%	113,452
Mr. Given	100%	97,245
Mr. Rotunda (a)	100%	89,141
Mr. Welch	100%	66,451
Ms. Maccarrone (b)	90%	58,347

(a)
In recognition of Mr. Rotunda’s long-term contributions and notable achievements to date, including his ten years of leadership as former CEO, the Committee approved a special vesting provision for this and future LTIP awards. Under this special provision, upon Mr. Rotunda’s voluntary retirement from his executive position with the Company, his unvested stock awards will not be forfeited but will continue to vest in accordance with their terms (including corporate-level performance criteria).

(b)	Ms. Maccarrone left the Company effective May 1, 2016, and as a result, these units were never issued.
Fiscal 2017 LTIP awards — In November 2016, the Committee preliminarily approved the fiscal 2017 LTIP awards, the structure of which will be substantially identical to that of the fiscal 2016 awards, except that the percent of base salary used to calculate the number of shares awarded to Mr. Grimshaw and Mr. Given was increased to 300% and 150%, respectively, to better align their long-term award targets with the competitive market data presented in the Pearl Meyer report. Consistent with the Committee’s philosophy described above, the stock price used to determine the number of units awarded was $11.06 (the closing trading price of the Class A Common Stock on September 30, 2016).
Supplemental Executive Retirement Plan
We provide selected executives, including all of the NEOs, with a non-qualified Supplemental Executive Retirement Plan (“SERP”) in order to offset some of the negative impacts of the highly paid executive contribution limitations applicable to our 401(k) retirement savings plan. For fiscal 2016, the Committee approved contributions to the SERP for each of the executive officers equal to 10% of base salary. This resulted in the following contributions to the SERP for each of the NEOs:

Named Executive Officer	Fiscal 2016 SERP Contribution

Mr. Grimshaw	$100,000
Mr. Ashby	70,000
Mr. Given	60,000
Mr. Rotunda (a)	67,500
Mr. Welch	41,000
Ms. Maccarrone	40,000

(a)
A contribution of $55,000 was made for Mr. Rotunda in October 2015, and an incremental contribution of $12,500 was made in July 2016 when Mr. Rotunda’s base salary was increased with retroactive effect to October 1, 2015.

In November 2016, the Committee approved fiscal 2017 contributions to the SERP equal to 10% of base salary for each of the executive officers, including the NEOs.
Other Benefits and Perquisites
The executive officers participate in other benefit plans on the same terms as other employees. These plans include medical, dental and life insurance benefits, and our 401(k) retirement savings plan. In addition, we provide supplemental healthcare benefits to our executive officers. The amount of that benefit for the NEOs during fiscal 2016 is included in the “All Other Compensation” column of the Summary Compensation Table below.
Since 2014, we have hired several new executive officers who relocated to Austin, Texas from other countries. To assist these executives with securing suitable housing arrangements in Austin, the Committee has approved temporary housing allowances to cover mortgage or rental payments actually made with respect to housing arrangements in the Austin, Texas area. Generally, these allowances applied for up to one year (two years, in the case of Mr. Grimshaw). In March 2016, the allowances for all executive officers other than Mr. Grimshaw were extended for an additional year. The Committee believes that continuing to support these expatriate executives while they simultaneously maintain residences outside the U.S. is appropriate. The Committee will continue to review these allowances on a regular basis.
The following table shows, for each of the NEOs who have temporary housing allowances, the amount of the allowance approved by the Committee, along with the amount actually utilized by the executive:

	Approved Temporary Housing Allowance		Amount of Allowance Utilized in Fiscal 2016 (a)
Named Executive Officer	Amount (per month)	Period

Mr. Grimshaw	$25,000	Through Nov 2016	$188,265
Mr. Ashby	12,000	Through May 2017	118,500
Mr. Given	10,000	Through Feb 2017	112,075

(a)	These amounts are included in the “All Other Compensation” column of the Summary Compensation table below.
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
Compensation Risk
The Committee continually monitors the Company's general compensation practices, specifically the design, administration and assessment of our incentive plans, to identify any components, measurement factors or potential outcomes that might create an incentive for excessive risk-taking detrimental to the Company. The Committee has determined that our compensation plans and policies do not encourage excessive risk-taking.
Our executive compensation program provides a balance of short-term and long-term incentives that reward achievement of profitable, consistent and sustainable results.

•	Annual incentive compensation tied to achievement of profitable Company or business unit performance (as measured by consolidated EBITDA and/or business unit operating contribution); and

•
Meaningful long-term equity incentive opportunities that are 100% performance-based and provide an incentive to deliver long-term growth in stockholder value as a result of sustained earnings growth (measured by consolidated EBITDA) and prudent balance sheet management (measured by achievement of debt reduction targets).

Other Executive Compensation Matters
Severance — Ms. Maccarrone left the Company effective May 1, 2016. In connection with her departure, she and the Company entered into a separation agreement which provided that Ms. Maccarrone receive the following: an amount equal to one year’s salary ($400,000); an amount equal to her prorated fiscal 2016 STI bonus at target amount ($233,000); an amount sufficient to continue Ms. Maccarrone’s healthcare benefits for one year ($54,229); accelerated vesting of 9,166 restricted stock units and 32,000 shares of restricted stock; and accelerated vesting of her SERP account ($65,900), which represents the unvested portion of all contributions the Company made to such account prior to July 29, 2015. These severance terms were approved by the Committee. In the separation agreement, Ms. Maccarrone provided a general release of claims against the Company and affirmed certain noncompetition and nonsolicitation obligations to which she is subject for a period of one year following her termination of employment.
As of September 30, 2016, we provide the following severance benefits to its executive officers:

•	Each of our executive officers will receive salary continuation for one year if his or her employment is terminated by the Company without cause.

•
Generally, restricted stock awards, including those granted to the executive officers, provide for accelerated vesting of some or all of the unvested shares or units in the event of the holder's death or disability.

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
Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2016.

Santiago Creel Miranda Lachlan P. Given Pablo Lagos Espinosa (Chair) Thomas C. Roberts
Compensation Committee Interlocks and Insider Participation
Mr. Given (a member of the Compensation Committee) is also an executive officer of the Company. Mr. Creel was a party to a loan transaction with Grupo Finmart that qualified as a “related party transaction.” See “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence.” The other two members of the Compensation Committee (Mr. Lagos and Mr. Roberts) are not and have never been an officer of or employed by the Company and do not have any relationship that requires disclosure under Item 404 of Regulation S K, the SEC’s rules requiring disclosure of certain relationships and related party transactions.
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

Summary Compensation Table
The table below summarizes the total compensation for fiscal 2016, 2015 and 2014 for the Named Executive Officers. See “Part III, Item 11 — Executive Compensation — Compensation Discussion and Analysis” for a description of how we determined the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)		All Other Compensation (5)	Total

Stuart I. Grimshaw (6) Chief Executive Officer	2016	$1,000,000	$—	$1,804,343	$4,210,000		$504,471	$7,518,814
	2015	865,385	1,250,000	5,314,000	1,060,000		278,817	8,768,202
	2014	—	1,000,000	—	—		—	1,000,000
Mark Ashby Chief Financial Officer	2016	700,000	—	335,818	945,000		201,324	2,182,142
	2015	212,692	787,750	169,179	—		59,695	1,229,316
	2014	—	—	—	—		—	—
Lachlan P. Given (6)(7) Executive Chairman	2016	600,000	—	541,305	1,125,000		190,126	2,456,431
	2015	604,038	450,000	2,420,200	—		154,505	3,628,743
	2014	82,258	—	—	—		259,000	341,258
Joseph L. Rotunda (8) President, North America Pawn, Chief Operating Officer	2016	668,750	—	263,857	1,518,750		80,726	2,532,083
	2015	169,231	97,200	110,387	—		262,030	638,848
	2014	—	—	—	—	—	2,127,539	2,127,539
Thomas H. Welch, Jr. Senior Vice President, General Counsel and Secretary	2016	410,000	—	196,695	403,594		63,146	1,073,435
	2015	408,385	153,750	223,963	—		56,487	842,585
	2014	375,000	—	450,984	—		63,492	889,476
Jodie E.B. Maccarrone (9) Chief Strategy Officer, Vice Chair Grupo Finmart	2016	253,846	—	—	—		749,255	1,003,101
	2015	400,000	200,000	223,963	—		55,367	879,330
	2014	350,385	—	360,525	—		132,193	843,103

(1)
The amounts shown under “Salary” reflect the gross amounts of base salary paid to each of the Named Executive Officers during the fiscal years so noted. The fiscal 2014 amount for Mr. Given and the fiscal 2015 amounts for Mr. Grimshaw, Mr. Ashby and Mr. Rotunda reflect the number of days during the fiscal year that each was employed by the Company. The fiscal 2016 amount for Ms. Maccarrone reflects the base salary paid prior to her departure from the Company effective May 1, 2016.

(2)
The fiscal 2014 amount shown for Mr. Grimshaw and $665,000 of the fiscal 2015 amount shown for Mr. Ashby represent sign-on bonuses paid pursuant to the terms of their respective offer letters. The remaining fiscal 2015 amount for Mr. Ashby ($122,750) and the fiscal 2015 amounts for the other Named Executive Officers reflect discretionary retention bonuses that were approved and paid in November 2015, with Mr. Ashby’s and Mr. Rotunda’s bonuses being prorated to reflect the number of days each was employed by the Company during fiscal 2015. These bonuses were described in the “Compensation Discussion and Analysis” section of our Annual Report on Form 10-K for the year ended September 30, 2015, but were not included in the Summary Compensation Table as described in note (2) thereto. We have now determined that, given that these bonuses were associated with fiscal 2015 and accrued and expensed in fiscal 2015, it is more appropriate and meaningful to list these amounts in the Summary Compensation Table as fiscal 2015 compensation. See “Compensation Discussion and Analysis — Components of Compensation — Retention Bonuses” above.

(3)
Amounts represent the aggregate grant date fair value of restricted stock or restricted stock unit awards, computed in accordance with FASB ASC 718-10-25. See Note 11 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” The actual value realized by the Named Executive Officer with respect to stock awards will depend on whether the award vests and, if it vests, the market value of our stock on the date the stock is sold.

For a description of these awards, see the “Grant of Plan-Based Awards” table under “Incentive Plan Based Awards” below. See also “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(4)
The fiscal 2016 amounts represent the amount of bonuses paid pursuant to the fiscal 2016 Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonuses” above. The fiscal 2016 amount for Mr. Grimshaw also includes $460,000 representing the final special short-term bonus paid to Mr. Grimshaw pursuant to the terms of his offer letter and described in “Compensation Discussion and Analysis — Components of Compensation — Special Short-Term Incentive Bonus Awards for Mr. Grimshaw” above. The Company did not pay STI bonuses for either fiscal 2014 or 2015 (although the Company did pay retention bonuses associated with fiscal 2015 as described in note (2) above). The fiscal 2015 amount shown for Mr. Grimshaw represents the special short-term incentive bonuses paid to Mr. Grimshaw pursuant to the terms of his offer letter as previously disclosed.

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

(6)
Mr. Grimshaw and Mr. Given also serve on the board of directors of Cash Converters International Limited, with Mr. Grimshaw serving as non-executive chairman. The director fees paid to them by Cash Converters International Limited for fiscal 2016 and fiscal 2015 were as follow: Mr. Grimshaw,

$125,429 and $53,927, respectively; Mr. Given, $71,987 and $78,953, respectively. These amounts are not included in the Summary Compensation Table, as they were paid by Cash Converters International Limited, which is not controlled by EZCORP.

(7)
The amounts shown for Mr. Given under All Other Compensation for fiscal 2014 include amounts we paid to LPG Limited (HK), a business and financial advisory firm wholly-owned by Mr. Given, prior to August 12, 2014 (when Mr. Given became an executive officer) pursuant to consulting agreements between the Company and LPG Limited.

(8)
The amounts shown for Mr. Rotunda under All Other Compensation for fiscal 2015 and fiscal 2014 include $220,640 and $13,500, respectively, in director fees paid and stock awards granted to Mr. Rotunda as compensation for serving on the Company’s Board of Directors prior to rejoining the Company as an executive in May 2015. See the table under “Other Benefits and Perquisites — All Other Compensation” below. Mr. Rotunda has not received any additional compensation for serving on the Board of Directors since May 2015. The fiscal 2014 amount shown for Mr. Rotunda also includes $2,000,000 that was paid to Mr. Rotunda pursuant to a consulting agreement that was terminated in November 2013.

(9)
The amount shown for Ms. Maccarrone under All Other Compensation for fiscal 2016 includes amounts paid to her as severance in connection with her separation from the Company effective May 1, 2016, as described in “Compensation Discussion and Analysis — Other Executive Compensation Matters — Severance” above.

Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2016. For information about the plans under which these awards were granted, see “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonus” and “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.
Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or Units (3)		Grant Date Fair Value (4)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum

Mr. Grimshaw	10/1/2015	$1,250,000	$2,500,000	$3,750,000
	3/31/2016				162,075	324,149	324,149			$1,804,343
Mr. Ashby	10/1/2015	$350,000	$700,000	$1,050,000
	3/31/2016				56,726	113,452	113,452			$335,818
Mr. Given	10/1/2015	$375,000	$750,000	$1,125,000
	3/31/2016				48,623	97,245	97,245			$541,305
Mr. Rotunda	10/1/2015	$506,250	$1,012,500	$1,518,750
	11/13/2015							24,700	(5)	$110,387
	3/31/2016				44,571	89,141	89,141			$263,857
Mr. Welch	10/1/2015	$153,750	$307,500	$461,250
	3/31/2016				33,226	66,451	66,451			$196,695
Ms. Maccarrone	10/1/2015	$200,000	$400,000	$600,000

(1)
These amount represent the potential payouts under the fiscal 2016 Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonuses” above. The “Target” amount is the amount that will be paid if the specified performance goals are achieved at the target level (although the Compensation Committee may reduce any award if it chooses to do so). The “Threshold” amount reflects the amount that would be paid if the minimum performance goals are achieved, while the “Maximum” amount represents the maximum amount that will be paid if the maximum performance goals are achieved. See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above for the amount of the actual payouts.

(2)
These amounts represent the fiscal 2016 awards under the Long-Term Incentive Plan. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above. The “Target” amount is the number of units that will vest if the specified performance goals are achieved at the target level. The “Threshold” amount reflects the number of units that will vest if the minimum performance goals are achieved,. No more than 100% of the Target amount of units will vest; therefore, the “Maximum” amount is the same as the Target amount. Each unit represents the right to receive one share of Class A Common Stock upon vesting.

(3)
Represents the number of shares of restricted stock or the number of restricted stock units awarded in fiscal 2016 that are not reflected in the columns titled “Estimated Future Payouts Under Equity Incentive Plan Awards.”

(4)
Represents the estimated grant date fair value of fiscal 2016 equity awards, assuming payout at “Target” level. This is the estimated amount of aggregate compensation cost we expect to recognize over the performance period, determined as of the grant date. The amounts shown for Mr. Grimshaw and Mr. Given represent the incremental fair value of the fiscal 2016 awards over the remaining unrecognized fair value of the stock-price-based awards that were canceled and replaced with the fiscal 2016 awards. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(5)
These awards were approved by the Compensation Committee in November 2015 and include awards in recognition of fiscal 2015 service provided on a pro rata basis. Of these shares, 9,880 are subject to vesting through 2020 in specified amounts if the per-share trading price of our Class A Common Stock achieves specified levels ranging from $15 to $80; 4,940 shares vested on February 1, 2016; and 9,880 shares are scheduled to vest over two years, one-half each on September 30, 2016 and 2017, subject to specified EBITDA growth goals.

The following table sets forth certain information about outstanding stock awards held by the Named Executive Officers as of the end of fiscal 2016. Ms. Maccarrone departed the Company during fiscal 2016 and had no awards outstanding as of the end of the year. None of the Named Executive Officers holds any stock options.
Outstanding Equity Awards at Fiscal Year-End

		Stock Awards
Name	Award Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)

Mr. Grimshaw	11/3/2014	300,000	(2)	$3,318,000
	3/21/2016	324,149	(3)	3,585,088
Mr. Ashby	5/26/2015	28,000	(4)	309,680
	3/21/16	113,452	(3)	1,254,779
Mr. Given	10/1/2014	225,000	(5)	2,488,500
	3/21/2016	97,245	(3)	1,075,530
Mr. Rotunda	11/13/2015	19,760	(6)	218,546
	3/21/16	89,141	(3)	985,899
Mr. Welch	10/1/2014	32,000	(7)	353,920
	3/21/2016	66,451	(3)	734,948

(1)	Market value is based on the closing price of our Class A Common Stock on September 30, 2016, the last market trading day of fiscal 2016 ($11.06).

(2)
Vesting of these shares is subject to the attainment of specified EBITDA growth objectives. Of these shares, 100,000 vested on December 5, 2016 when the Compensation Committee certified that the applicable performance objectives had been achieved, 100,000 are scheduled to vest on September 30, 2018 and 100,000 are scheduled to vest on September 30, 2020. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(3)
These units are scheduled to vest on September 30, 2018 subject to specified performance objectives as follows: vesting of 80% of the units is subject to the attainment of specified EBITDA growth objectives; and vesting of 20% of the units is subject to the attainment of specified net debt reduction objectives. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(4)
Vesting of 14,000 of these shares is subject to the attainment of specified EBITDA growth objectives. Of those shares, 7,000 vested on December 5, 2016 when the Compensation Committee certified that the applicable performance objectives had been achieved and 7,000 are scheduled to vest on September 30, 2017. The remaining 14,000 shares vest through fiscal 2020 in specified amounts if the per-share trading price of our Class A Common Stock achieves specified levels ranging from $15 to $80. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(5)
Vesting of these shares is subject to the attainment of specified EBITDA growth objectives. Of these shares, 75,000 vested on December 5, 2016 when the Compensation Committee certified that the applicable performance objectives had been achieved, 75,000 are scheduled to vest on September 30, 2018 and 75,000 are scheduled to vest on September 30, 2020. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(6)
Vesting of 9,880 of these shares is subject to the attainment of specified EBITDA growth objectives. Of those shares, 4,940 vested on December 5, 2016 when the Compensation Committee certified that the applicable performance objectives had been achieved and 4,940 are scheduled to vest on September 30, 2017. The remaining 9,880 shares vest through fiscal 2020 in specified amounts if the per-share trading price of our Class A Common Stock achieves specified levels ranging from $15 to $80. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(7)
Vesting of 16,000 of these shares is subject to the attainment of specified EBITDA growth objectives. Of those shares, 8,000 vested on December 5, 2016 when the Compensation Committee certified that the applicable performance objectives had been achieved and 8,000 are scheduled to vest on September 30, 2017. The remaining 16,000 shares vest through fiscal 2020 in specified amounts if the per-share trading price of our Class A Common Stock achieves specified levels ranging from $15 to $80. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

Option Exercises and Stock Vested
The following table sets forth, with respect to each of the Named Executive Officers, certain information about restricted stock vesting during fiscal 2016:

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting		Value Realized on Vesting (1)

Mr. Grimshaw	100,000	(2)	$312,000
Mr. Ashby	7,000	(2)	21,840
Mr. Given	75,000	(2)	234,000
Mr. Rotunda	12,940	(3)	101,813
Mr. Welch	8,000	(2)	24,960
Ms. Maccarrone	62,166	(4)	310,242

(1)	Computed using the fair market value of the stock on the date of vesting.

(2)	These shares vested on February 1, 2016 (market value, $3.12 per share).

(3)	4,940 shares vested on February 1, 2016 (market value, $3.12 per share); and 8,000 shares vested on September 30, 2016 (market value $10.80 per share).

(4)
13,000 shares vested on October 1, 2015 (market value, $6.27 per share); 8,000 shares vested on February 1, 2016 (market value, $3.12 per share); and 41,166 shares vested on May 1, 2016 (market value, $4.95 per share).

Other Benefits and Perquisites
401(k) Retirement Plan — All employees are given an opportunity to participate in our 401(k) retirement savings plan (following a new-hire waiting period). This plan allows participants to have pre-tax amounts withheld from their pay and provides for a discretionary employer matching contribution (historically, 25% up to 6% of salary). Until fiscal 2015, we made the matching contribution in the form of shares of our Class A Common Stock, but made the fiscal 2015 and subsequent matching contributions in the form of cash. Participants may invest their contributions in various fund options, but are prohibited from investing their contributions in our common stock. A participant vests in the matching contributions pro rata over their first three years of service. All of a participant’s matching contributions vest 100% in the event of the participant’s death or disability or the termination of the plan due to a change in control.
Supplemental Executive Retirement Plan — The Internal Revenue Code limits the amount of pre-tax savings that highly paid executives can contribute to the 401(k) plan. To offset some of the negative impact of these limitations on retirement savings and to encourage retention of key executives, we provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”), with same investment alternatives as are available under the 401(k) retirement savings plan. Company contributions to the SERP are formula-based, reviewed and recommended by management and approved by the Compensation Committee each year. For fiscal 2016, our annual contributions to the SERP were calculated as a percentage of base salary, with that percentage being 10% for Senior Vice Presidents and above and 6% for Vice Presidents. For fiscal 2017, the contributions to the SERP will continue at the same rate. There were eight participants in the SERP during fiscal 2016.
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

The following table describes the SERP contributions, earnings and balance at the end of fiscal 2016 for each of the Named Executive Officers:
Nonqualified Deferred Compensation

Named Executive Officer	Company Contributions in Fiscal 2016 (1)	Aggregate Earnings in Fiscal 2016 (2)	Aggregate Withdrawals/Distributions in Fiscal 2016	Aggregate Forfeitures in Fiscal 2016	Aggregate Balance at September 30, 2016 (3)

Mr. Grimshaw	$100,000	$19,391	$—	$—	$214,820
Mr. Ashby	70,000	6,129	—	—	76,129
Mr. Given	60,000	11,081	—	—	125,529
Mr. Rotunda	67,500	3,779	—	—	71,279
Mr. Welch	41,000	44,836	—	—	442,273
Ms. Maccarrone (4)	40,000	8,466	—	(41,628)	88,648

(1)	These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”

(2)	These amounts were not included in the Summary Compensation Table as the earnings were not in excess of market rates.

(3)
Of the Aggregate Balance at September 30, 2016, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $100,000 for Mr. Grimshaw, $60,000 for Mr. Given, $359,504 for Mr. Welch and $81,160 for Ms. Maccarrone.

(4)
Ms. Maccarrone’s employment terminated effective May 1, 2016, and $65,900, which represents the unvested portion of all contributions the Company made to Ms. Maccarrone’s account prior to July 29, 2015, was accelerated as of that date with the contributions made subsequent to July 29, 2015 forfeited. The ending balance of vested funds as of September 30, 2016 will be paid to Ms. Maccarrone in December 2016.

All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

Named Executive Officer	Year	Health Care Supplemental Insurance (1)	Value of Supplemental Life Insurance Premiums (2)	Company Contributions to Defined Contribution Plans (3)	Consulting Fees (4)	Housing Allowance	Other Benefits (5)	Total

Mr. Grimshaw	2016	$11,148	$1,395	$103,975	$—	$188,265	$199,688	$504,471
	2015	6,717	1,173	100,000	—	168,393	2,534	278,817
	2014	—	—	—	—	—	—	—
Mr. Ashby	2016	11,148	1,395	70,281	—	118,500	—	201,324
	2015	—	472	—	—	58,258	965	59,695
	2014	—	—	—	—	—	—	—
Mr. Given	2016	16,656	1,395	60,000	—	112,075	—	190,126
	2015	8,528	944	60,000	—	85,033	—	154,505
	2014	—	—	—	259,000	—	—	259,000
Mr. Rotunda	2016	11,148	1,395	68,183	—	—	—	80,726
	2015	5,574	698	683	—	—	255,075	262,030
	2014	—	—	—	—	—	2,127,539	2,127,539
Mr. Welch	2016	16,656	1,395	44,975	—	—	120	63,146
	2015	10,072	1,395	44,900	—	—	120	56,487
	2014	6,628	1,332	55,500	—	—	32	63,492
Ms. Maccarrone	2016	16,656	1,395	43,975	—	—	687,229	749,255
	2015	10,072	1,395	43,900	—	—	—	55,367
	2014	5,276	1,332	25,585	—	—	100,000	132,193

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

(3)	Includes the fiscal 2016 Company contributions to the 401(k) plan and the Supplemental Executive Retirement Plan.

(4)
During part of fiscal 2014, we had a consulting agreement with LPG Limited (HK), an entity wholly-owned by Mr. Given. The amount shown represents the amount of consulting fees we paid to LPG Limited pursuant to such consulting agreement.

(5)	The amounts shown as Other Benefits include the following:
Mr. Grimshaw — The 2016 amount includes (a) $199,568 paid to Mr. Grimshaw, as previously agreed, to reimburse him for incremental Australian taxes he incurred as a result of the payment of his sign-on bonus in fiscal 2014 prior to his relocation to the U.S.and (b) $120 in Company-paid subsidy for health club membership (available for all Company support center personnel). The 2015 amount represents payments we made in connection with Mr. Grimshaw’s relocation to Austin, Texas.
Mr. Ashby — The 2015 amount represents payments we made in connection with Mr. Ashby’s relocation to Austin, Texas.
Mr. Rotunda — The 2015 amount represents $60,000 in cash and $160,460 in restricted stock awards Mr. Rotunda received as non-employee director compensation prior to his rejoining the Company as an executive officer in May 2015 as well as $34,615 in fees paid pursuant to a consulting agreement. The 2014 amount represents $13,500 in cash for non-employee director compensation and $2,114,039 that was paid to Mr. Rotunda pursuant to a consulting agreement that was terminated in November 2013.
Mr. Welch — The fiscal 2014 through 2016 amounts represent Company-paid subsidy for health club membership (available for all Company support center personnel).
Ms. Maccarrone — The 2016 amount represents aggregate cash payments to Ms. Maccarrone in connection with her termination of employment and departure from the Company effective May 1, 2016. See “Compensation Discussion and Analysis — Other Executive Compensation Matters — Severance” above. The 2014 amount represents amounts we paid to Ms. Maccarrone in connection with her relocation to Austin, Texas.
Certain Termination and Change-in-Control Benefits — The following is a summary of various agreements that provide for benefits to the Named Executive Officers upon termination of employment or a change-in-control:

•
Restricted Stock Award Agreements — The standard restricted stock award agreement pursuant to which we grant restricted stock or restricted stock units to our employees generally provides that vesting is accelerated in the event of the holder’s death or disability.

Mr. Rotunda’s current and future long-term incentive awards contain a special term providing for the continued vesting (rather than forfeiture) of all unvested awards in accordance with their terms (including corporate-level performance criteria) if Mr. Rotunda voluntarily retires from his executive position with the Company.
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

The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2016, except for Ms. Maccarrone, whose severance benefits shown below reflect actual amounts paid to her upon her departure from the Company effective May 1, 2016.

	Salary	Incentive Bonus	Healthcare Payments	Accelerated Vesting of Restricted Stock (1)	Accelerated Vesting of SERP Balance

Resignation for Good Reason:
Mr. Grimshaw	$1,000,000	$—	$—	$—	$—
Mr. Ashby	700,000	—	—	—	—
Mr. Given	600,000	—	—	—	—
Mr. Rotunda	675,000	—	—	—	—
Mr. Welch	410,000	—	—	—	—
Termination Without Cause:
Mr. Grimshaw	$1,000,000	$—	$—	$—	$—
Mr. Ashby	700,000	—	—	—	—
Mr. Given	600,000	—	—	—	—
Mr. Rotunda	675,000	—	—	—	—
Mr. Welch	410,000	—	—	—	—
Ms. Maccarrone (2)	400,000	233,000	54,229	205,007	65,900
Death or Disability:
Mr. Grimshaw	$—	$—	$—	$6,903,088	$214,820
Mr. Ashby	—	—	—	1,564,459	76,129
Mr. Given	—	—	—	3,564,030	125,529
Mr. Rotunda (3)	—	—	—	1,204,445	—
Mr. Welch (3)	—	—	—	1,088,868	—

(1)
Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 30, 2016 ($11.06), except that the amount shown for Ms. Maccarrone reflects the closing sales price of the Class A Common Stock on May 2, 2016 ($4.98), the first trading day following the effective date of her departure from the Company.

(2)
Ms. Maccarrone left the Company effective May 1, 2016, and the amounts shown were paid pursuant to her separation agreement. See “Compensation Discussion and Analysis — Other Executive Compensation Matters — Severance” above.

(3)	Mr. Rotunda and Mr. Welch are already fully vested in their SERP balances.
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
Director Compensation
Each non-employee director receives a basic annual retainer fee, with the chair of the Audit Committee and the chair of the Compensation Committee each receiving an additional amount. During fiscal 2016, the basic annual retainer fee was $80,000, and additional amounts paid to the chair of the Audit Committee and the chair of the Compensation Committee was $27,500 and $15,000, respectively. Annual retainer fees are paid in cash on a quarterly basis. The non-employee director compensation for fiscal 2017 will be the same as that for fiscal 2016.
The non-employee directors are also eligible for stock option and restricted stock awards. The number of options or shares of restricted stock awarded, as well as the other terms and conditions of the awards (such as vesting and exercisability schedules and termination provisions), are determined by the Board of Directors upon the recommendation of the Compensation Committee.

The following table sets forth the compensation paid to our non-employee directors for fiscal 2016. Mr. Grimshaw, Mr. Given and Mr. Rotunda are executive officers of the Company and do not receive any additional compensation for serving on the Board of Directors.

Director	Fees Earned or Paid in Cash (1)	Restricted Stock Awards (2)	Total

Matthew Appel	$142,500	$76,960	$219,460
Santiago Creel Miranda	80,000	76,960	156,960
Peter Cumins	80,000	76,960	156,960
Pablo Lagos Espinosa	130,000	76,960	206,960
Thomas C. Roberts	115,000	76,960	191,960

(1)
Amounts shown for Mr. Appel, Mr. Lagos and Mr. Roberts include $35,000 each for serving on the special committee appointed and commissioned by the Board of Directors to oversee the strategic review process for Grupo Finmart and the resulting sale transaction. See “Part III — Item 10 — Directors, Executive Officers and Corporate Governance3 — Corporate Governance — Meetings and Attendance” above. This special committee was formed in March 2016 and dissolved in September 2016. In connection with the formation of the special committee, the Board of Directors approved a special fee of $5,000 per month for each member.

(2)
Amounts represent the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC 718-10-25. See Note 11 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” The actual value realized by the director with respect to stock awards will depend on the market value of our stock on the date the stock is sold.

Each non-employee director received a grant of 26,000 shares of restricted stock in March 2016. That amount was determined by dividing $160,000 (200% times the annual director fee) by $6.19, the trading price of the Class A Common Stock at the beginning of fiscal 2016. Half of these shares vested on September 30, 2016, and the remainder is schedule to vest on September 30, 2017. The values shown above were computed using the closing price of our Class A Common Stock on the date of grant ($2.96 on March 21, 2016).
As of September 30, 2016, each of the non-employee directors held 13,000 shares of unvested restricted stock.
Until September 2016, Mr. Creel and Mr. Lagos also served, at the request of EZCORP, on the board of directors of Grupo Finmart and in that capacity earn additional director fees, paid in cash, from Grupo Finmart. During fiscal 2016, the Grupo Finmart director fees paid to Mr. Creel and Mr. Lagos were approximately $65,000 each.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
Stockholders have approved the 2010 Long-Term Incentive Plan, which we currently use for stock incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units or performance shares. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plans as of September 30, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a) (1)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	—	$—	192,486
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	192,486

(1)	Excludes 2,411,500 shares of restricted stock that were outstanding at September 30, 2016.

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of October 31, 2016 (except as noted below) for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers (other than Ms. Maccarone, who is no longer with the Company), and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-voting Common Stock				Class B Voting Common Stock
Beneficial Owner	Number		Percent		Number	Percent	Voting Percent

MS Pawn Limited Partnership (a) MS Pawn Corporation Phillip Ean Cohen 1901 Capital Parkway Austin, Texas 78746	2,974,047	(b)	5.50%	(b)	2,970,171	100%	100%
Blackrock, Inc. 55 East 52nd Street New York, New York 10055	5,333,832	(c)	9.86%		—	—	—
Lafitte Capital Management 707 Brazos Street, Suite 310 Austin, Texas 78701	3,264,873	(d)	6.03%		—	—	—
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, Pennsylvania 19355	3,196,055	(e)	5.91%		—	—	—
Dimensional Fund Advisors 6300 Bee Cave Road, Building One Austin, Texas 78746	3,047,110	(f)	5.63%		—	—	—
Matthew W. Appel	27,000	(g)	*		—	—	—
Santiago Creel Miranda	39,000	(g)	*		—	—	—
Peter Cumins	29,000	(g)	*		—	—	—
Lachlan P. Given	150,000	(h)	*		—	—	—
Stuart I. Grimshaw	200,000	(i)	*		—	—	—
Pablo Lagos Espinosa	56,700	(g)	*		—	—	—
Thomas C. Roberts	71,700	(g)	*		—	—	—
Joseph L. Rotunda	744,917	(j)	1.46%		—	—	—
Mark Ashby	14,000	(k)	*		—	—	—
Thomas H. Welch, Jr.	44,193	(l)	*		—	—	—
Directors and executive officers as a group (16 persons)	1,398,892	(m)	2.72%		—	—	—

(a)
MS Pawn Corporation is the general partner of MS Pawn Limited Partnership and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation.

(b)	The number of shares and percentage reflect Class A Common Stock, inclusive of Class B Common Stock, shares of which are convertible to Class A Common Stock on a one-to-one basis.

(c)	As of September 30, 2016. Based on Forms 13G filed by various Blackrock managers on November 14, 2016.

(d)	As of September 30, 2016. Based on the Form 13G filed by Lafitte Capital Management on November 14, 2016.

(e)	As of September 30, 2016. Based on the Form 13F filed by The Vanguard Group, Inc. on November 14, 2016.

(f)	As of September 30, 2016. Based on the Form 13F filed by Dimensional Fund Advisors on November 14, 2016.

(g)	Does not include 13,000 shares of unvested restricted stock.

(h)
Includes 75,000 shares of unvested restricted stock expected to vest within 60 days, but does not include 150,000 other shares of unvested restricted stock or 97,245 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

(i)
Includes 100,000 shares of unvested restricted stock expected to vest within 60 days, but does not include 200,000 other shares of unvested restricted stock or 324,149 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

(j)
Includes 1,865 shares held through the Company’s 401(k) retirement savings plan and 4,940 shares of unvested restricted stock expected to vest within 60 days, but does not include 14,820 other shares of unvested restricted stock or 89,141 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

(k)
Includes 7,000 shares of unvested restricted stock expected to vest within 60 days, but does not include 21,000 other shares of unvested restricted stock or 113,452 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

(l)
Includes 433 shares held through the Company's 401(k) retirement savings plan and 8,000 shares of unvested restricted stock expected to vest within 60 days, but does not include 24,000 other shares of unvested restricted stock or 66,451 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

(m)
Group includes those persons who were serving as directors and executive officers on October 31, 2016. Number shown includes 2,298 shares held through the Company’s 401(k) retirement savings plan and 205,107 shares of unvested restricted stock expected to vest within 60 days, but does not include 496,986 other shares of unvested restricted stock or 1,016,656 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

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
Participation in Grupo Finmart Financing by Santiago Creel Miranda
In August 2015, Grupo Finmart completed a $3.5 million financing with a group of investors. The proceeds of this financing were used for general working capital purposes. As part of the financing, Grupo Finmart entered into a separate loan agreement with each investor pursuant to which the investor loaned a specified amount. The terms of each loan agreement call for an interest at a rate of 10% to 15% per annum. The loans can be prepaid at any time. Santiago Creel Miranda (a member of our Board of Directors) was a participant in this financing and loaned Grupo Finmart approximately $250,000 for one year at an interest rate of 15% per annum. This loan was paid off in December 2015 and has not been outstanding since that time. Through the final payoff, Grupo Finmart paid Mr. Creel a total of approximately $14,000 in interest on the loan.
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
The Board has evaluated all relationships between each director and the Company and has made the following determinations with respect to each director’s independence:

Director	Status (a)

Matthew W. Appel	Independent
Santiago Creel Miranda (b)	Independent
Peter Cumins	Not independent (c)
Pablo Lagos Espinosa	Independent
Lachlan P. Given	Not independent (d)
Stuart I. Grimshaw	Not independent (d)
Thomas C. Roberts	Independent
Joseph L. Rotunda	Not independent (d)

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

(b)
In making the determination that Mr. Creel is independent, the Board specifically considered the transaction described under “Related Party Transactions” above, and concluded that such transaction, and the relationship arising from that transaction, does not interfere with Mr. Creel’s exercise of independent judgment in carrying out his responsibilities of a director.

(c)
Mr. Cumins is the Managing Director of Cash Converters International Limited. Mr. Grimshaw serves as the chairman of the board of directors of Cash Converters International, and Mr. Given also serves on the board of directors, and is a member of the Remunerations

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
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
BDO USA, LLP is a registered public accounting firm and is our independent auditor for fiscal 2016 and 2015 and was also our independent auditor from fiscal 2004 through fiscal 2012.
Deloitte & Touche LLP is a registered public accounting firm and was our independent auditor for fiscal 2014 and 2013. In addition to retaining Deloitte & Touche LLP to audit our consolidated financial statements, we engaged the firm from time to time to perform other services.
The following table presents all fees we incurred in connection with professional services provided by BDO USA, LLP and Deloitte & Touche LLP for fiscal 2016 and 2015:

	Year Ended September 30,
	2016	2015

Audit fees:
Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act (a)	$1,334,247	$2,115,485
Quarterly reviews and other audit fees (b)	107,700	148,900
Total audit fees	1,441,947	2,264,385
Audit related fees (c)	12,000	3,164,765
Tax fees (d)	—	9,523
Total fees for services	$1,453,947	$5,438,673

(a)
Amount for fiscal 2015 includes $30,650 in BDO USA, LLP fees pertaining to the fiscal 2014 audit and an additional $1,261,835 pertaining to the fiscal 2015 audit for which we had not yet received final billings as of the original filing of our fiscal 2015 Annual Report on Form 10-K..

(b)
Amount for fiscal 2015 includes an additional $20,000 in BDO USA, LLP fees pertaining to fiscal 2015 quarterly reviews for which we had not yet received final billings as of the original filing of our fiscal 2015 Annual Report on Form 10-K.

(c)
Audit related fees for fiscal 2016 consist primarily of (1) fees incurred in connection with the restatement of previously issued financial statements, including tax revisions in fiscal 2016 and (2) fees incurred in connection with our registration statements on Form S-8. Fiscal 2016 amount does not include $90,800 billed by Deloitte & Touch LLP pertaining to (1) fees incurred in connection with the restatement of previously issued financial statements and (2) fees incurred in connection with our registration statements on Form S-8, as Deloitte & Touche LLP was not our independent auditor for fiscal 2015 or 2016.

Audit related fees for fiscal 2015 (including $1,397,607 billed by BDO USA, LLP and $1,767,158 billed by Deloitte & Touche LLP) consist primarily of (1) consultations, (2) fees incurred in connection with the restatement of previously issued financial statements, (3) fees incurred in connection with our registration statements on Forms S-3, S-4 and S-8 and (4) the audit of our 401(k) retirement savings plan. Amount for fiscal 2015 includes $510,975 in BDO USA, LLP fees pertaining to fiscal 2015 for which we had not yet received final billings as of the original filing of our fiscal 2015 Annual Report on Form 10-K.

(d)
Tax fees were billed by Deloitte & Touche LLP and comprised primarily tax restructuring. Fiscal 2016 amount does not include $22,807 billed by Deloitte & Touch LLP pertaining to fiscal 2016 tax work as Deloitte & Touche LLP was not our independent auditor for fiscal 2015 or 2016.

The amounts shown for fiscal 2016 include our current estimated costs for the fiscal 2016 integrated audit, for which we have not yet received final billings, but anticipate receiving additional billings for which costs are unknown. Included in the audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act amounts for fiscal 2015 above is $211,775 of fees billed subsequent to the originally filed fiscal 2014 Annual Report on Form 10-K/A, as our actual billings exceeded the previously estimated costs.
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

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this 10-K:
(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II — Item 8 — Financial Statements and Supplementary Data”:

•	Report of Independent Registered Public Accounting Firm (2016 and 2015) — BDO USA, LLP

•	Report of Independent Registered Public Accounting Firm (2014) — Deloitte & Touche LLP

•	Consolidated Balance Sheets as of September 30, 2016 and 2015

•	Consolidated Statements of Operations for each of the three years in the period ended September 30, 2016

•	Consolidated Statements of Comprehensive Loss for each of the three years in the period ended September 30, 2016

•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2016

•	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2016

•	Notes to Consolidated Financial Statements.
(2) Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

(3) Exhibits
The following exhibits are filed with, or incorporated by reference into, this report:

Exhibit No.	Description of Exhibit

2.1
Purchase Agreement, dated as of July 1, 2016, among Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R., Change Capital International Holdings, B.V., Alpha Holding, S.A. de C.V., Clarum Capital, L.P. and EZCORP, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 6, 2016, Commission File No. 0-19424)

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
4.3
Indenture, dated June 23, 2014, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2014, Commission File No. 0-19424)

10.1*
EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.2*
Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 16, 2016, Commission File No. 0-19424)

10.3*
Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.4*
Form of Restricted Stock Award for non-employee directors (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.5
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.6
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.7
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.8
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.9
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.10
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan and Stanley & Co. International plc (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.11
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.12
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.13
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.14
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.15
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.16
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.17
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.18
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.19
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.20*
Consulting Agreement, effective May 26, 2015, between the Company and Mark Kuchenrither, former President and Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 21, 2015, Commission File No. 0-19424)

10.21*
Separation Agreement dated April 4, 2016, between EZCORP, Inc. and Jodie E. B. Maccarrone, former Chief Strategy Officer and Vice Chair, Grupo Finmart (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 4, 2016, Commission File No. 0-19424)

10.22*†
Financing Agreement, dated September 12, 2016, among EZCORP, Inc. (as Borrower), certain subsidiaries of the Borrower from time to time party thereto (as Guarantors), certain Lenders, and Fortress Credit Co LLC (as Administrative Agent and Collateral Agent)

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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016, and September 30, 2015; (ii) Consolidated Statements of Operations for the years ended September 30, 2016, September 30, 2015 and September 30, 2014; (iii) Consolidated Statements of Comprehensive Loss for the years ended September 30, 2015, September 30, 2015 and September 30, 2014; Consolidated Statements of Cash Flows for the for the years ended September 30, 2016, September 30, 2015 and September 30, 2014; Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2016, September 30, 2015 and September 30, 2014; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

EZCORP, Inc.
Date: December 14, 2016	By:	/s/ Mark S. Ashby
Mark S. Ashby, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stuart I. Grimshaw	Chief Executive Officer and Director (principal executive officer)	December 14, 2016
Stuart I. Grimshaw

/s/ Mark S. Ashby	Chief Financial Officer (principal financial officer)	December 14, 2016
Mark S. Ashby

/s/ Lachlan P. Given	Executive Chairman of the Board	December 14, 2016
Lachlan P. Given

/s/ Matthew W. Appel	Director	December 14, 2016
Matthew W. Appel

/s/ Santiago Creel Miranda	Director	December 14, 2016
Santiago Creel Miranda

/s/ Peter Cumins	Director	December 14, 2016
Peter Cumins

/s/ Pablo Lagos Espinosa	Director	December 14, 2016
Pablo Lagos Espinosa

/s/ Thomas C. Roberts	Director	December 14, 2016
Thomas C. Roberts

/s/ Joseph L. Rotunda	Director	December 14, 2016
Joseph L. Rotunda

/s/ David McGuire	Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)	December 14, 2016
David McGuire

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2.1
Purchase Agreement, dated as of July 1, 2016, among Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R., Change Capital International Holdings, B.V., Alpha Holding, S.A. de C.V., Clarum Capital, L.P. and EZCORP, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 6, 2016, Commission File No. 0-19424)

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
4.3
Indenture, dated June 23, 2014, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 17, 2014, Commission File No. 0-19424)

10.1*
EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.2*
Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 16, 2016, Commission File No. 0-19424)

10.3*
Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.4*
Form of Restricted Stock Award for non-employee directors (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.5
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.6
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.7
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.8
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.9
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.10
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan and Stanley & Co. International plc (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.11
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.12
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.13
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.14
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.15
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.16
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.17
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.18
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.19
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.20*
Consulting Agreement, effective May 26, 2015, between the Company and Mark Kuchenrither, former President and Chief Executive Officer and Chief Financial Officer (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated May 21, 2015, Commission File No. 0-19424)

10.21*
Separation Agreement dated April 4, 2016, between EZCORP, Inc. and Jodie E. B. Maccarrone, former Chief Strategy Officer and Vice Chair, Grupo Finmart (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 4, 2016, Commission File No. 0-19424)

10.22*†
Financing Agreement, dated September 12, 2016, among EZCORP, Inc. (as Borrower), certain subsidiaries of the Borrower from time to time party thereto (as Guarantors), certain Lenders, and Fortress Credit Co LLC (as Administrative Agent and Collateral Agent)

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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2016, and September 30, 2015; (ii) Consolidated Statements of Operations for the years ended September 30, 2016, September 30, 2015 and September 30, 2014; (iii) Consolidated Statements of Comprehensive Loss for the years ended September 30, 2015, September 30, 2015 and September 30, 2014; Consolidated Statements of Cash Flows for the for the years ended September 30, 2016, September 30, 2015 and September 30, 2014; Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2016, September 30, 2015 and September 30, 2014; and (iv) Notes to Consolidated Financial Statements.