Form 10-Q
period 2016-12-31
EZCORP INC
filed 2017-02-02
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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
As of January 30, 2017, 51,321,915 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	December 31, 2016	September 30, 2016

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$63,707	$65,737
Pawn loans	162,696	167,329
Pawn service charges receivable, net	30,967	31,062
Inventory, net	143,440	140,224
Notes receivable, net	36,180	41,946
Income taxes receivable	1,518	2,533
Prepaid expenses and other current assets	34,724	33,312
Total current assets	473,232	482,143
Investment in unconsolidated affiliate	39,875	37,128
Property and equipment, net	54,881	58,455
Goodwill	253,585	253,976
Intangible assets, net	31,708	30,681
Non-current notes receivable, net	39,365	41,119
Deferred tax asset, net	34,667	35,303
Other assets, net	37,187	44,439
Total assets	$964,500	$983,244

Liabilities and equity:
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$68,694	$84,285
Customer layaway deposits	9,729	10,693
Total current liabilities	78,423	94,978
Long-term debt, net	278,936	283,611
Other long-term liabilities	8,259	10,450
Total liabilities	365,618	389,039
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million as of December 31, 2016 and September 30, 2016; issued and outstanding: 51,306,608 as of December 31, 2016 and 51,129,144 as of September 30, 2016	513	511
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30
Additional paid-in capital	319,825	318,723
Retained earnings	326,973	319,808
Accumulated other comprehensive loss	(47,577)	(44,089)
EZCORP, Inc. stockholders’ equity	599,764	594,983
Noncontrolling interest	(882)	(778)
Total equity	598,882	594,205
Total liabilities and equity	$964,500	$983,244
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2016	2015

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$111,513	$108,584
Jewelry scrapping sales	9,798	9,621
Pawn service charges	69,013	66,594
Other revenues	2,300	2,758
Total revenues	192,624	187,557
Merchandise cost of goods sold	71,732	66,259
Jewelry scrapping cost of goods sold	8,344	8,076
Other cost of revenues	583	612
Net revenues	111,965	112,610
Operating expenses:
Operations	77,646	76,018
Administrative	13,927	19,983
Depreciation and amortization	6,373	7,542
(Gain) loss on sale or disposal of assets	(77)	33
Restructuring	—	1,692
Total operating expenses	97,869	105,268
Operating income	14,096	7,342
Interest expense	5,565	4,127
Interest income	(2,616)	(9)
Equity in net income of unconsolidated affiliate	(1,478)	(2,055)
Other (income) expense	(423)	102
Income from continuing operations before income taxes	13,048	5,177
Income tax expense	4,782	1,758
Income from continuing operations, net of tax	8,266	3,419
Loss from discontinued operations, net of tax	(1,228)	(11,685)
Net income (loss)	7,038	(8,266)
Net loss attributable to noncontrolling interest	(127)	(792)
Net income (loss) attributable to EZCORP, Inc.	$7,165	$(7,474)

Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.15	$0.06
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.15	$0.06

Weighted-average basic shares outstanding	54,158	54,895
Weighted-average diluted shares outstanding	54,214	54,909
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,
	2016	2015

	(Unaudited)
	(in thousands)
Net income (loss)	$7,038	$(8,266)
Other comprehensive loss:
Foreign currency translation loss, net of income tax (expense) benefit for our investment in unconsolidated affiliate of ($444) and $2,603 for the three months ended December 31, 2016 and 2015, respectively	(3,465)	(9,359)
Amounts reclassified from accumulated other comprehensive loss	—	22
Comprehensive income (loss)	3,573	(17,603)
Comprehensive loss attributable to noncontrolling interest	(104)	(842)
Comprehensive income (loss) attributable to EZCORP, Inc.	$3,677	$(16,761)
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2016	2015

	(Unaudited)
	(in thousands)
Operating activities:
Net income (loss)	$7,038	$(8,266)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	6,373	8,090
Amortization of debt discount and deferred financing costs	2,826	3,195
Amortization of prepaid commissions	—	4,023
Accretion of notes receivable discount	(1,029)	—
Consumer loan loss provision	583	9,691
Deferred income taxes	750	(4,744)
Other adjustments	295	(1,966)
(Gain) loss on sale or disposal of assets	(77)	33
Stock compensation	1,808	833
Income from investment in unconsolidated affiliate	(1,478)	(2,055)
Changes in operating assets and liabilities:
Service charges and fees receivable	(83)	6,381
Inventory	(615)	(2,107)
Prepaid expenses, other current assets and other assets	(3,856)	(5,592)
Accounts payable and other, deferred gains and other long-term liabilities	(21,948)	(10,776)
Customer layaway deposits	(881)	(310)
Income taxes receivable and payable, current, net of excess tax benefit from stock compensation	5,004	4,045
Payments of restructuring charges	—	(4,943)
Net cash used in operating activities	(5,290)	(4,468)
Investing activities:
Loans made	(156,457)	(173,162)
Loans repaid	91,283	106,372
Recovery of pawn loan principal through sale of forfeited collateral	64,430	58,566
Additions to property and equipment	(2,326)	(1,139)
Principal collections on notes receivable	7,831	—
Net cash provided by (used in) investing activities	4,761	(9,363)
Financing activities:
Taxes paid related to net share settlement of equity awards	(706)	—
Payout of deferred consideration	—	(8,915)
Proceeds from settlement of forward currency contracts	—	3,557
Change in restricted cash	—	(1,261)
Proceeds from borrowings, net of issuance costs	—	14,302
Payments on borrowings	—	(29,358)
Net cash used in financing activities	(706)	(21,675)
Effect of exchange rate changes on cash and cash equivalents	(795)	(837)
Net decrease in cash and cash equivalents	(2,030)	(36,343)
Cash and cash equivalents at beginning of period	65,737	59,124
Cash and cash equivalents at end of period	$63,707	$22,781
Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$68,071	$65,629
Dividend reinvestment acquisition of additional ownership in unconsolidated affiliate	1,153	—
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2016)
	(in thousands)
Balances as of September 30, 2016	54,099	$541	$318,723	$319,808	$(44,089)	$594,983
Stock compensation	—	—	1,808	—	—	1,808
Release of restricted stock	178	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(706)	—	—	(706)
Foreign currency translation adjustment	—	—	—	—	(3,488)	(3,488)
Net income attributable to EZCORP, Inc.	—	—	—	7,165	—	7,165
Balances as of December 31, 2016	54,277	$543	$319,825	$326,973	$(47,577)	$599,764
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
December 31, 2016
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
When used in this report, the terms “we,” “us,” “our,” “EZCORP” and the “Company” mean EZCORP, Inc. and its consolidated subsidiaries, collectively.
We are a leading provider of pawn loans in the United States and Mexico. Pawn loans are non-recourse loans collateralized by tangible property. We also sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers, and operate a small number of financial services stores in Canada.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation. These adjustments are of a normal, recurring nature except for those related to discontinued operations described in Note 9. All intercompany accounts and transactions have been eliminated in consolidation.
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended September 30, 2016. The balance sheet as of September 30, 2016 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
Our business is subject to seasonal variations, and operating results for the three months ended December 31, 2016 and 2015 (the "current quarter" or "current three months" and "prior-year quarter," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2016, other than those described below, and we have eliminated certain disclosures previously presented in our historical financial statements that we do not consider material to the overall financial statements presented herein.
Reclassifications to Prior Period Financial Statements
Certain reclassifications of prior period amounts have been made. These reclassifications, other than those pertaining to discontinued operations discussed in Note 9 and the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASUs") discussed below, were made to conform to the current period presentation.
Use of Estimates and Assumptions
The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, loan loss allowances, long-lived and intangible assets, share-based compensation, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe are reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.
Recently Adopted Accounting Policies
We early adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the current quarter. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, calculation of the dilutive impact of awards, classification of awards as either equity or liabilities and classification on the statement of cash flows. We prospectively applied the requirement to present excess tax benefits as an operating activity on the statement of cash flows. Further, we continue to estimate the number of award forfeitures in recording costs for share-based awards. The financial impact of adopting ASU 2016-09 was a $0.4 million income tax benefit during the current quarter for excess tax benefits on vested awards which previously would have been recorded to "Additional paid-in capital" prior to adoption of ASU 2016-09.
We further adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement and ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) during the current quarter. The impacts of adoption for each ASU are as follows:

•
We early adopted ASU 2015-11 during the current quarter on a prospective basis, and such adoption did not have a material impact on our consolidated financial position, results of operations or cash flows. We now measure our inventories at the lower of cost or net realizable value, where net realizable value is "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." Inventory was previously required to be measured at the lower of cost or market value, where the measurement of market value had several potential outcomes.

•
We adopted ASU 2015-05 during the current quarter on a prospective basis for all arrangements entered into or materially modified after adoption of the ASU, and such adoption did not have a material impact on our consolidated financial position, results of operations or cash flows. We now consider whether cloud computing arrangements include a software license. If a cloud computing arrangement includes a software license, then we account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, we account for the arrangement as a service contract.

•
We early adopted ASU 2014-15 during the current quarter. Upon adoption of the ASU, management has the responsibility to evaluate whether there is substantial doubt about our ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued) or to provide related footnote disclosures.

Recently Issued Accounting Pronouncements and Significant Accounting Policies
In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; without exceeding the total amount of goodwill allocated to that reporting unit. The provisions of this ASU are effective for fiscal years, and any interim goodwill impairment tests within those fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity should apply the amendment on a prospective basis. We are in the process of evaluating the impact of adopting ASU 2017-04 on our consolidated financial position, results of operations and cash flows, although we anticipate such adoption in fiscal 2017 with the primary impact being the measurement of any future goodwill impairment charges.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted based upon guidance issued within the ASU. We are in the process of evaluating the impact of adopting ASU 2016-02 on our consolidated financial position, results of operations and cash flows and anticipate providing further disclosure of that impact in subsequent fiscal 2017 periods.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) to defer the effective date to December 15, 2017 for annual reporting periods beginning after that date. The FASB also permitted early adoption of the standard, but not before the original effective date of December 15, 2016. The amendments in ASU 2014-09 will be added to the Accounting Standards Codification as Topic 606, Revenue from Contracts with Customers, and will supersede the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance. We are evaluating the impact that will result from adopting ASU 2014-09 on our consolidated financial position, results of operations, and cash flows and anticipate providing further disclosure of that impact in subsequent fiscal 2017 periods.
Please refer to Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended September 30, 2016 for discussion of our significant accounting policies and other accounting pronouncements issued but not yet adopted.
NOTE 2: EARNINGS PER SHARE
Components of basic and diluted earnings per share and excluded antidilutive potential common shares are as follows:

	Three Months Ended December 31,
	2016	2015

	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP (A)	$8,393	$3,419
Loss from discontinued operations, net of tax (B)	(1,228)	(10,893)
Net income (loss) attributable to EZCORP (C)	$7,165	$(7,474)

Weighted-average outstanding shares of common stock (D)	54,158	54,895
Dilutive effect of restricted stock	56	14
Weighted-average common stock and common stock equivalents (E)	54,214	54,909

Basic earnings (loss) per share attributable to EZCORP:
Continuing operations (A / D)	$0.15	$0.06
Discontinued operations (B / D)	(0.02)	(0.19)
Basic earnings (loss) per share (C / D)	$0.13	$(0.13)

Diluted earnings (loss) per share attributable to EZCORP:
Continuing operations (A / E)	$0.15	$0.06
Discontinued operations (B / E)	(0.02)	(0.19)
Diluted earnings (loss) per share (C / E)	$0.13	$(0.13)

Potential common shares excluded from the calculation of diluted earnings (loss) per share above:
Restricted stock*	2,288	180
Warrants**	14,317	14,317
Total potential common shares excluded	16,605	14,497

*
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

**	See Note 5 for discussion of the terms and conditions of these potential common shares.

NOTE 3: STRATEGIC INVESTMENTS
As of December 31, 2016, we owned 156,552,484 shares, or approximately 32%, of our unconsolidated affiliate Cash Converters International Limited ("Cash Converters International"). The following tables present summary financial information for Cash Converters International’s most recently reported results as of December 31, 2016 after translation to U.S. dollars:

	June 30,
	2016	2015

	(in thousands)
Current assets	$173,830	$186,472
Non-current assets	141,028	151,287
Total assets	$314,858	$337,759

Current liabilities	$83,275	$86,374
Non-current liabilities	51,873	51,044
Shareholders’ equity:
Equity attributable to owners of the parent	$179,709	$200,340
Noncontrolling interest	1	1
Total liabilities and shareholders’ equity	$314,858	$337,759

	Fiscal Year Ended June 30,
	2016	2015

	(in thousands)
Gross revenues	$221,973	$241,584
Gross profit	158,952	174,101
Loss attributable to:
Owners of the parent	$(3,839)	$(17,980)
Noncontrolling interest	—	(169)
Loss for the year	$(3,839)	$(18,149)
NOTE 4: FAIR VALUE MEASUREMENTS
In accordance with FASB Accounting Standards Codification ("ASC") 820-10, our assets and liabilities discussed below are classified in one of the following three categories based on the inputs used to develop their fair values: Level 1 — Quoted market prices in active markets for identical assets or liabilities; Level 2 — Other observable market-based inputs or unobservable inputs that are corroborated by market data; and Level 3 — Unobservable inputs that are not corroborated by market data.
Recurring Fair Value Measurements
The tables below present our financial assets (liabilities) that were carried and measured at fair value on a recurring basis:

Financial Assets (Liabilities)	Balance Sheet Location	December 31, 2016	September 30, 2016

		(in thousands)
Guarantee asset — Level 3	Prepaid expenses and other current assets	$864	$1,209
Guarantee liability — Level 3	Accounts payable, accrued expenses and other current liabilities	(900)	(1,258)
Cash Convertible Notes Hedges — Level 2	Other assets, net	29,800	37,692
Cash Convertible Notes Embedded Derivative — Level 2	Long-term debt, net	(29,800)	(37,692)
We initially measured the guarantee asset and liability at fair value and are subsequently amortizing the guarantees based upon the principal payments received on the associated notes receivable, which approximates the fair value of the guarantees.

We measured the fair value of the Cash Convertible Notes Hedges and the Cash Convertible Notes Embedded Derivative using an option pricing model based on observable Level 1 and Level 2 inputs such as conversion price of underlying shares, current share price, implied volatility, risk free interest rate and other factors. See Note 5 for additional discussion.
There were no transfers in or out of Level 1 or Level 2 for financial assets or liabilities measured at fair value on a recurring basis during the periods presented.
Financial Assets and Liabilities Not Measured at Fair Value
The tables below present our financial assets and liabilities that were not measured at fair value (including those discussed below the following tables) on a recurring basis:

	Carrying Value	Estimated Fair Value
	December 31, 2016	December 31, 2016	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$75,545	$76,012	$—	$—	$76,012
Investment in unconsolidated affiliate	39,875	38,360	38,360	—	—

Financial liabilities:
Cash Convertible Notes	$200,728	$221,950	$—	$221,950	$—
Term Loan Facility	48,408	49,160	—	—	49,160

	Carrying Value	Estimated Fair Value
	September 30, 2016	September 30, 2016	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$83,065	$83,065	$—	$—	$83,065
Investment in unconsolidated affiliate	37,128	37,128	37,128	—	—

Financial liabilities:
Cash Convertible Notes	$197,954	$227,332	$—	$227,332	$—
Term Loan Facility	47,965	48,688	—	—	48,688
Based on the short-term nature of cash and cash equivalents, restricted cash, pawn loans, pawn service charges receivable and current consumer loans, fees and interest receivable, we estimate that their carrying value approximates fair value. We consider our cash and cash equivalents and restricted cash to be measured using Level 1 inputs and our pawn loans, pawn service charges receivable and current consumer loans, fees and interest receivable to be measured using Level 3 inputs. Significant increases or decreases in the underlying assumptions used to value pawn loans, pawn service charges receivable and current consumer loans, fees and interest receivable could significantly increase or decrease these fair value estimates.
We measured the fair value of the notes receivable under a discounted cash flow approach considering the synthetic credit ratings for Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") and Alpha Holding, S.A. de C.V. (“AlphaCredit”), as applicable, with discount rates ranging from 8% to 22%. Certain of the significant inputs used for the valuation were not observable in the market. Significant increases or decreases in the underlying assumptions used to value the notes receivable could significantly increase or decrease these fair value estimates.
The inputs used to generate the fair value of the investment in unconsolidated affiliate Cash Converters International were considered Level 1 inputs. These inputs are comprised of (a) the quoted stock price on the Australian Stock Exchange multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate as of the end of our reporting period. We included no control premium for owning a large percentage of outstanding shares.
We measured the fair value of the Cash Convertible Notes using quoted price inputs from Bloomberg. The Cash Convertible Notes are not actively traded and thus the price inputs represent a Level 2 measurement. As the Cash Convertible Notes are not actively traded, the quoted price inputs obtained from Bloomberg are highly variable from day to day and thus the fair value estimates disclosed above could significantly increase or decrease.
We measured the fair value of the Term Loan Facility under a discounted cash flow approach considering our synthetic credit rating, including inputs that are not observable in the market, with discount rates up to 8%. A 50 basis point increase or decrease in the calculated credit spread based on our underlying synthetic credit rating would increase or decrease the fair value of our Term Loan Facility by approximately $1.4 million. The fair value of the Term Loan Facility approximated its carrying value, inclusive of issuance costs and exclusive of deferred financing costs, as of September 30, 2016. Significant increases or decreases in the underlying assumptions used to value our notes receivable could significantly increase or decrease these fair value estimates.
Notes Receivable from Grupo Finmart Divestiture
Subsequent to the sale of Grupo Finmart in September 2016, we determined that we retained a variable interest in Grupo Finmart, including notes receivable and a guarantee liability of the future cash outflows of certain Grupo Finmart foreign exchange forward contracts with a backup guarantee provided by AlphaCredit for any payments we make under the guarantee. We determined that we are not the primary beneficiary of Grupo Finmart subsequent to its disposition as we lack a controlling financial interest in Grupo Finmart. As of December 31, 2016, we had a total gross outstanding balance on our notes receivable of $81.1 million. We have collected $7.8 million in principal on these notes receivable during the current quarter.
The following table presents the carrying amount and classification of the assets and liabilities pertaining to our variable interest compared to the maximum exposure to loss for each asset and liability:

		December 31, 2016		September 30, 2016
Instrument	Balance Sheet Location	Asset (Liability) Recorded in Consolidated Balance Sheet	Maximum Exposure to Loss	Asset (Liability) Recorded in Consolidated Balance Sheet	Maximum Exposure to Loss

		(in thousands)
Notes receivable	Notes receivable, net (including discount of $5.6 million and $6.7 million as of December 31, 2016 and September 30, 2016, respectively)	$75,545	$75,545	$83,065	$83,065
Guarantee asset	Prepaid expenses and other current assets	864	—	1,209	—
Guarantee liability*	Accounts payable, accrued expenses and other current liabilities	(900)	—	(1,258)	—

*
Maximum exposure to loss under the guarantee liability was $18.2 million and $25.3 million as of December 31, 2016 and September 30, 2016, respectively. However such amount is included within the maximum exposure to loss for the notes receivable above, as the guarantee liability is a guarantee by us of Grupo Finmart’s repayment of our notes receivable owed by Grupo Finmart.

NOTE 5: LONG-TERM DEBT
The following tables present our long-term debt instruments outstanding as well as future principal payments due:

	December 31, 2016			September 30, 2016
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
Recourse to EZCORP:
2.125% Cash convertible senior notes due 2019	$230,000	$(29,272)	$200,728	$230,000	$(32,046)	$197,954
Cash convertible senior notes due 2019 embedded derivative	29,800	—	29,800	37,692	—	37,692
Term loan facility	50,000	(1,592)	48,408	50,000	(2,035)	47,965
	$309,800	(30,864)	278,936	317,692	(34,081)	283,611

	Principal Payment Schedule
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
2.125% Cash convertible senior notes due 2019 (a)	$230,000	$—	$230,000	$—	$—
Term loan facility (b)	50,000	—	—	—	50,000
	$280,000	$—	$230,000	$—	$50,000

(a)	Excludes the potential impact of the embedded derivative.

(b)	See discussion regarding acceleration of maturity date below.
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
Borrowings under the facility bear interest at an annual rate initially equal to the London Interbank Offered Rate (“LIBOR”) plus 7.5% or, at our election, a “Reference Rate” plus 6.5%, but will be reduced to LIBOR plus 6.5% or, at our election, the Reference Rate plus 5.5% upon the later of December 31, 2017 or the occurrence of a specified investment return event. In any case, the LIBOR is subject to a floor of 1% and the Reference Rate is subject to a floor of 3%. We pay a monthly fee of 2.75% per annum on the average daily unused portion of the Delayed Draw Term Loan facility and a quarterly loan servicing fee of $15,000. At the time of each draw under the Delayed Draw Term Loan facility, we will pay a funding fee of 0.875% of the funded Delayed Draw Term Loan.
All amounts outstanding under the new facility must be repaid on the Final Maturity Date, which will occur on September 12, 2022 (six years after the Closing Date); provided, however, that the Final Maturity Date will occur on May 15, 2019 if, on that date, more than 10% of our 2.125% Cash Convertible Senior Notes Due 2019 (“Cash Convertible Notes”) remain outstanding or there is no lender-approved plan to refinance any lesser outstanding amount of the Cash Convertible Notes. The facility is subject to mandatory prepayments upon the occurrence of certain specified events, such as asset sales, certain debt issuances, certain equity issuances, casualty and condemnation events and receipt of tax refunds or proceeds of settlements or judgments (subject to customary exceptions, materiality thresholds and reinvestment rights). We may voluntarily prepay the facility at any time subject to a prepayment premium of 2% during the first year after the Closing Date and 1% during the second year after the Closing Date.
The Financing Agreement contains affirmative and negative covenants, indemnities, representations and warranties, and other terms and conditions customary for financings of this type, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes (including mergers, consolidations and dissolutions), asset dispositions, dividends and other distributions, prepayments of other indebtedness, sale and leaseback transactions, and transactions with affiliates. The Financing Agreement also contains quarterly financial covenants consisting of a maximum Senior Leverage Ratio and a minimum Fixed Charge Coverage Ratio, as well as customary events of default. We were not in default of any of these covenants as of December 31, 2016.
2.125% Cash Convertible Senior Notes Due 2019
In June 2014 ("Original Issuance Date"), we issued $200 million aggregate principal amount of 2.125% Cash Convertible Notes, with an additional $30 million principal amount of Cash Convertible Notes issued in July 2014. All of the Cash Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "Indenture") by and between EZCORP and Wells Fargo Bank, National Association, as the trustee. The Cash Convertible Notes were issued in a private offering and resold under Rule 144A under the Securities Act of 1933. The Cash Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year and mature on June 15, 2019 (the "Maturity Date").
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
Cash Convertible Notes Embedded Derivative
We account for the cash conversion feature of the Cash Convertible Notes as a separate derivative instrument (the “Cash Convertible Notes Embedded Derivative”). The Cash Convertible Notes are convertible into cash, subject to satisfaction of certain conditions and during the periods described below, based on an initial "Conversion Rate" of 62.2471 shares of Class A Common Stock per $1,000 principal amount of Cash Convertible Notes (equivalent to an initial "Conversion Price" of approximately $16.065 per share of our Class A Common Stock). Upon conversion of a note, we will pay cash based on a daily conversion value calculated on a proportionate basis for each trading day in the applicable 80 trading day observation period as described in the Indenture. The conversion rate will not be adjusted for any accrued and unpaid interest.
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
As of December 31, 2016, none of the note holders had elected to convert their Cash Convertible Notes.
Cash Convertible Notes Hedges
In connection with the issuance of the Cash Convertible Notes, we purchased cash-settled call options (the “Cash Convertible Notes Hedges”) in privately negotiated transactions with certain of the initial purchasers or their affiliates (in this capacity, the “Option Counterparties”). The Cash Convertible Notes Hedges provide us with the option to acquire, on a net settlement basis, approximately 14.3 million shares of our Class A Common Stock at a strike price of $16.065, which is equal to the number of shares of our Class A Common Stock that notionally underlie the Cash Convertible Notes and corresponds to the Conversion Price of the Cash Convertible Notes. The Cash Convertible Notes Hedges have an expiration date that is the same as the

Maturity Date of the Cash Convertible Notes, subject to earlier exercise. The Cash Convertible Notes Hedges have customary anti-dilution provisions similar to the Cash Convertible Notes. If we exercise the Cash Convertible Notes Hedges, the aggregate amount of cash we will receive from the option counterparties to the Cash Convertible Notes Hedges will cover the aggregate amount of cash that we would be required to pay to the holders of the converted Cash Convertible Notes, less the principal amount thereof. As of December 31, 2016, we have not purchased any shares under the Cash Convertible Notes Hedges.
The aggregate cost of the Cash Convertible Notes Hedges was $46.5 million (or $21.3 million net of the total proceeds from the Warrants sold, as discussed below). The Cash Convertible Notes Hedges are accounted for as a derivative asset and are recorded in the condensed consolidated balance sheets at their estimated fair value. The Cash Convertible Notes Embedded Derivative liability and the Cash Convertible Notes Hedges asset will be adjusted to fair value each reporting period and unrealized gains and losses will be reflected in the condensed consolidated statements of operations. The Cash Convertible Notes Embedded Derivative and the Cash Convertible Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments are expected to offset and not have a net impact on the condensed consolidated statements of operations. See Note 4 for discussion of fair value of the Cash Convertible Notes Embedded Derivative liability and the Cash Convertible Notes Hedges asset.
Cash Convertible Notes Warrants
In connection with the issuance of the Cash Convertible Notes, we also sold net-share-settled warrants (the “Warrants”) in privately negotiated transactions with the Option Counterparties for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share, for total proceeds of $25.1 million, net of issuance costs, which was recorded as an increase in stockholders' equity. The Warrants have customary anti-dilution provisions similar to the Cash Convertible Notes. As a result of the Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter. The Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the Warrants, we will issue shares of Class A Common Stock to the purchasers of the Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement. As of December 31, 2016, there were 14.3 million warrants outstanding.
NOTE 6: STOCK COMPENSATION
On May 1, 2010 our Board of Directors approved the adoption of the EZCORP, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). As of September 30, 2016, the 2010 Plan permitted grants of options, restricted stock awards and stock appreciation rights covering up to 3,485,649 shares of our Class A Common Stock. In December 2016, the Board of Directors and the voting stockholder approved the addition of 500,000 shares to the 2010 Plan.
In November and December 2016, we granted 919,898 restricted stock unit awards to employees and 72,500 restricted stock awards to non-employee directors with a grant date fair value of primarily $9.60 per share. The awards granted to employees vest on September 30, 2019 subject to the achievement of certain performance targets. As of December 31, 2016, we considered the achievement of these performance targets probable. The awards granted to non-employee directors vest over two years, 50% on September 30, 2017 and 50% on September 30, 2018 and are subject only to service conditions.
NOTE 7: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. We are unable to determine the ultimate outcome of any current litigation or regulatory actions. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations or liquidity. Except as noted below, we have not recorded a liability for any of these matters as of December 31, 2016 because we do not believe at this time that any loss is probable or that the amount of any probable loss can be reasonably estimated. The following is a description of significant proceedings.
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
Federal securities litigation (SDNY) — On August 22, 2014, Jason Close, a purported holder of Class A Non-voting Common Stock, for himself and on behalf of other similarly situated holders of Class A Non-voting Common Stock, filed a lawsuit in the United States District Court for the Southern District of New York styled Close v. EZCORP, Inc., et al. (Case No. 1:14-cv-06834-ALC). That lawsuit named as defendants EZCORP, Inc., Paul. E. Rothamel (the Company's former Chief Executive Officer) and Mark Kuchenrither (the Company's former Chief Financial Officer). That lawsuit was consolidated with a similar lawsuit filed in the same court on October 17, 2014 by the Automotive Machinists Pension Plan and styled Automotive Machinists Pension Plan v. EZCORP, Inc., et al. (Case No. 1:14-cv-8349-ALC). On November 18, 2014, the court consolidated the two lawsuits under the caption In Re EZCORP, Inc. Securities Litigation (Case No. 1:14-cv-06834-ALC).
The Consolidated Amended Class Action Complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder, alleging generally that:

•	EZCORP and the officer defendants issued false and misleading statements and omissions regarding the Company's online lending operations in the U.K. (Cash Genie) and Cash Genie's compliance history;

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
On March 31, 2016, the Court, in response to the defendants' motions to dismiss, dismissed the Section 10(b) and Rule 10b-5 claims insofar as they were based on (1) the alleged misstatements about the nature of and approval process related to the Company's consulting relationship with Madison Park, (2) the alleged misstatements regarding the impairment of the Company's investment in Albemarle & Bond, and (3) some of the alleged misstatements about Cash Genie. The Section 10(b) and Rule 10b-5 claims survived the motions to dismiss insofar as they were based on certain alleged misstatements about Cash Genie. The Section 20(a) claims also survived the motions to dismiss.
On November 23, 2016, the parties agreed to a mediated settlement of all remaining claims, which settlement provides for the payment of $5.9 million by the defendants (which will be covered by applicable directors’ and officers’ liability insurance). The settlement is subject to several conditions, including court approval. The parties agreed to, and the plaintiffs filed on December 23, 2016, a Stipulation and Agreement of Settlement, and on January 4, 2017, the court issued its preliminary approval order and set the Settlement Hearing for April 25, 2017.
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
On October 18, 2016, the Court granted the defendants’ motion to dismiss and dismissed the Amended Complaint without prejudice. The Court gave the plaintiffs 20 days (until November 7, 2016) to file a further amended complaint. On November 4, 2016, the plaintiffs filed a Second Amended Consolidated Class Action Complaint (“Second Amended Complaint”). The Second Amended Complaint raises the same claims dismissed by the Court on October 18, 2016, except plaintiffs now seek to represent a class of purchasers of EZCORP’s Class A Common Stock between November 7, 2013 and October 20, 2015 (instead of between November 6, 2012 and October 20, 2015). On December 5, 2016, defendants filed a motion to dismiss the Second Amended Compliant. The plaintiffs filed their opposition to the motion to dismiss on January 6, 2017, and the defendants filed their reply brief on January 20, 2017.
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
NOTE 8: SEGMENT INFORMATION
We currently report our segments as follows: U.S. Pawn — all pawn activities in the United States, Mexico Pawn — all pawn activities in Mexico and other parts of Latin America and Other International — primarily our equity interest in the net income of Cash Converters International and consumer finance activities in Canada. There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our condensed consolidated financial statements.

	Three Months Ended December 31, 2016
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$94,861	$16,652	$—	$111,513	$—	$111,513
Jewelry scrapping sales	8,845	953	—	9,798	—	9,798
Pawn service charges	61,045	7,968	—	69,013	—	69,013
Other revenues	51	131	2,118	2,300	—	2,300
Total revenues	164,802	25,704	2,118	192,624	—	192,624
Merchandise cost of goods sold	60,248	11,484	—	71,732	—	71,732
Jewelry scrapping cost of goods sold	7,550	794	—	8,344	—	8,344
Other cost of revenues	—	—	583	583	—	583
Net revenues	97,004	13,426	1,535	111,965	—	111,965
Segment and corporate expenses (income):
Operations	67,350	8,640	1,656	77,646	—	77,646
Administrative	—	—	—	—	13,927	13,927
Depreciation and amortization	2,617	631	50	3,298	3,075	6,373
Gain on sale or disposal of assets	(71)	(6)	—	(77)	—	(77)
Interest expense	—	2	—	2	5,563	5,565
Interest income	—	(67)	—	(67)	(2,549)	(2,616)
Equity in net income of unconsolidated affiliate	—	—	(1,478)	(1,478)	—	(1,478)
Other (income) expense	(5)	11	(1)	5	(428)	(423)
Segment contribution	$27,113	$4,215	$1,308	$32,636
Income from continuing operations before income taxes				$32,636	$(19,588)	$13,048

	Three Months Ended December 31, 2015
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$91,994	$16,586	$4	$108,584	$—	$108,584
Jewelry scrapping sales	9,600	—	21	9,621	—	9,621
Pawn service charges	58,621	7,973	—	66,594	—	66,594
Other revenues	193	191	2,374	2,758	—	2,758
Total revenues	160,408	24,750	2,399	187,557	—	187,557
Merchandise cost of goods sold	55,461	10,798	—	66,259	—	66,259
Jewelry scrapping cost of goods sold	8,060	—	16	8,076	—	8,076
Other cost of revenues	—	—	612	612	—	612
Net revenues	96,887	13,952	1,771	112,610	—	112,610
Segment and corporate expenses (income):
Operations	63,545	11,193	1,280	76,018	—	76,018
Administrative	—	—	—	—	19,983	19,983
Depreciation and amortization	3,560	801	51	4,412	3,130	7,542
Loss on sale or disposal of assets	7	26	—	33	—	33
Interest expense	86	40	—	126	4,001	4,127
Interest income	(1)	—	—	(1)	(8)	(9)
Equity in net income of unconsolidated affiliate	—	—	(2,055)	(2,055)	—	(2,055)
Restructuring	891	328	204	1,423	269	1,692
Other expense (income)	—	128	(3)	125	(23)	102
Segment contribution	$28,799	$1,436	$2,294	$32,529
Income from continuing operations before income taxes				$32,529	$(27,352)	$5,177
NOTE 9: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION AND DISCONTINUED OPERATIONS
Supplemental Consolidated Financial Information
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

	December 31, 2016	September 30, 2016

	(in thousands)
Gross pawn service charges receivable	$40,229	$41,458
Allowance for uncollectible pawn service charges receivable	(9,262)	(10,396)
Pawn service charges receivable, net	$30,967	$31,062

Gross inventory	$149,587	$146,367
Inventory reserves	(6,147)	(6,143)
Inventory, net	$143,440	$140,224

Property and equipment, gross	$210,913	$210,309
Accumulated depreciation	(156,032)	(151,854)
Property and equipment, net	$54,881	$58,455

Discontinued Operations
In September 2016 we completed the previously announced sale of all of our interests in Grupo Finmart to AlphaCredit. The information presented below includes the assets, liabilities, revenues and expenses of variable interest entities which were deconsolidated as a result of the sale of Grupo Finmart. All historical assets and liabilities of Grupo Finmart have been presented as current or non-current based on their historical presentation.
The following table presents the reconciliation of the major line items constituting "Loss from discontinued operations, net of tax" of Grupo Finmart and other operations discontinued prior to the adoption of ASU 2014-08 that are presented in the condensed consolidated statements of operations for the three months ended December 31, 2015, in thousands:

Revenues	$10,897
Consumer loan bad debt	(11,991)
Operations expense	(9,588)
Interest expense, net	(4,934)
Depreciation, amortization and other expenses	(1,285)
Loss from discontinued operations before income taxes of Grupo Finmart	(16,901)
Income tax benefit	5,453
Loss from discontinued operations, net of tax of operations discontinued prior to the adoption of ASU 2014-08*	(237)
Loss from discontinued operations, net of tax	$(11,685)

Loss from discontinued operations, net of tax of Grupo Finmart	$(11,448)
Loss from discontinued operations, net of tax of Grupo Finmart attributable to noncontrolling interest	792
Loss from discontinued operations, net of tax of Grupo Finmart attributable to EZCORP, Inc.	$(10,656)

*	Includes revenues of $2.1 million.
Cash flows from Grupo Finmart operating and investing activities for the three months ended December 31, 2015 were $6.5 million and $(5.7) million, respectively, with immaterial cash flows from Grupo Finmart operating and investing activities for the three months ended December 31, 2016.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OPERATIONS
The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2016, as supplemented by the information set forth in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and "Part II, Item 1 — Legal Proceedings" of this Quarterly Report.
Overview and Financial Highlights
EZCORP is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of pawn loans in the United States and Mexico.
Our vision is to be the market leader in North America in responsibly and respectfully meeting our customers' desire for access to cash when they want it. That vision is supported by four key imperatives:

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

The following charts present sources of net revenues including merchandise sales and jewelry scrapping gross profit ("GP") and pawn service charges ("PSC"):
Pawn Activities
At our pawn stores, we offer secured loans, which are typically small, non-recourse loans collateralized by tangible personal property. We earn pawn service charge revenue on our pawn loans, which varies by state and loan size. Collateral for our pawn loans consists of tangible personal property, generally jewelry, consumer electronics, power tools, sporting goods and musical instruments. Security for our pawn loans is provided via the estimated resale value of the collateral and the perceived probability of the loan’s redemption.
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
Growth and Expansion
We plan to expand the number of locations we operate through opening new (“de novo”) locations and through acquisitions. We believe there are growth opportunities with de novo stores in Mexico and pawn store acquisitions in both Mexico and in the U.S. Our ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, local zoning ordinances, access to capital, availability of qualified personnel and the attainment of internal return on investment hurdles.
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

Store Data by Segment

	Three Months Ended December 31, 2016
	Company-owned Stores
	U.S. Pawn	Mexico Pawn	Other International	Consolidated

As of September 30, 2016	520	239	27	786
New locations opened	—	—	—	—
Locations sold, combined or closed	(3)	—	—	(3)
As of December 31, 2016	517	239	27	783

	Three Months Ended December 31, 2015
	Company-owned Stores
	U.S. Pawn	Mexico Pawn		Other International	Consolidated	Franchises

As of September 30, 2015	522	237	*	27	786	1
New locations opened	—	1		—	1	—
Locations sold, combined or closed	(6)	(1)		—	(7)	—
As of December 31, 2015	516	237		27	780	1

*	Includes five buy/sell stores which were converted to Mexico Pawn stores during the three-months ended March 31, 2016.

Results of Operations
Three Months Ended December 31, 2016 vs. Three Months Ended December 31, 2015
These tables, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes. All comparisons, unless otherwise noted, are to the prior-year quarter.
U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Three Months Ended December 31,		Change
	2016	2015

	(in thousands)
Net revenues:
Pawn service charges	$61,045	$58,621	4%

Merchandise sales	94,861	91,994	3%
Merchandise sales gross profit	34,613	36,533	(5)%
Gross margin on merchandise sales	36%	40%	(400)bps

Jewelry scrapping sales	8,845	9,600	(8)%
Jewelry scrapping sales gross profit	1,295	1,540	(16)%
Gross margin on jewelry scrapping sales	15%	16%	(100)bps

Other revenues	51	193	(74)%
Net revenues	97,004	96,887	—%

Segment operating expenses:
Operations	67,350	63,545	6%
Depreciation and amortization	2,617	3,560	(26)%
Segment operating contribution	27,037	29,782	(9)%

Other segment (income) expenses	(76)	983	*
Segment contribution	$27,113	$28,799	(6)%

Other data:
Net earning assets — continuing operations (a)	$274,616	$258,798	6%
Inventory turnover — general merchandise (b)	2.5	2.5	—%
Inventory turnover — jewelry (c)	1.2	1.2	—%
Average monthly ending pawn loan balance per store (d)	$285	$276	3%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate (e)	83%	83%	—

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Calculation of inventory turnover excludes the effects of scrapping.
(c)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.
(d)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

Core pawn revenue increased $5.3 million, or 4%. The increase in core pawn revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Core Pawn Revenue
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$1.8	$2.6	$4.4
New stores and other	0.6	0.3	0.9
Total	$2.4	$2.9	$5.3
Pawn service charges increased 4% primarily due to an increase in average monthly ending pawn loan balances outstanding of 3%, driven by continued intense focus on market leadership in meeting our customers' desire for cash.
Gross margin on merchandise sales was 36%, consistent with recent prior quarters and within our target range of 35-38%, but 400bps lower than the prior-year quarter. As a result, merchandise sales gross profit decreased 5% to $34.6 million.
Jewelry scrapping sales gross profit remained flat at 1% of net revenues, in-line with our strategy to sell rather than scrap merchandise. Jewelry margins were broadly stable.
Total segment expenses increased to $69.9 million (42% of revenues) from $68.1 million (42% of revenues) primarily due to:

•
A $2.5 million increase in labor costs as a result of significant investment in field leadership and customer-facing team members, adding 224 store team members, nine field human resources managers, six district managers and two divisional vice presidents to improve customer experience, particularly during peak sales season; offset impacts of staff turnover; and better coach and mentor store managers; and

•	A $0.7 million increase in repairs and maintenance mainly driven by our store preventative maintenance programs; partially offset by

•
A $0.9 million, or 26%, decrease in depreciation and amortization as a result of ongoing savings realized from a lower depreciable fixed asset base as a result of our strategic review completed in fiscal 2015; and

•	A $0.9 million, or 100%, decrease in restructuring charges as we have substantially completed all prior restructuring actions.

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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in Mexican pesos to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. The end-of-period exchange rate as of December 31, 2016 and 2015 was 20.7 to 1 and 17.3 to 1, respectively. The approximate average exchange rate for the three months ended December 31, 2016 and 2015 was 19.8 to 1 and 16.8 to 1, respectively, however our statement of operations constant currency results reflect the impact of monthly effects of exchange rates and so are not directly calculable from the above rates. Constant currency results, where presented, also exclude the foreign currency gain or loss and the related foreign currency derivative gain or loss impact. We have experienced a prolonged weakening of the Mexican peso to the U.S. dollar and may continue to experience further weakening in future reporting periods, which may adversely impact our future operating results when stated on a GAAP basis.

Mexico Pawn
The following table presents selected summary financial data from continuing operations for the Mexico Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Three Months Ended December 31,
	2016 (GAAP)	2015 (GAAP)	Change (GAAP)	2016 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$7,968	$7,973	—%	$9,427	18%

Merchandise sales	16,652	16,586	—%	19,767	19%
Merchandise sales gross profit	5,168	5,788	(11)%	6,134	6%
Gross margin on merchandise sales	31%	35%	(400)bps	31%	(400)bps

Jewelry scrapping sales	953	—	*	1,128	*
Jewelry scrapping sales gross profit	159	—	*	188	*
Gross margin on jewelry scrapping sales	17%	*	*	17%	*

Other revenues	131	191	(31)%	154	(19)%
Net revenues	13,426	13,952	(4)%	15,903	14%

Segment operating expenses:
Operations	8,640	11,193	(23)%	10,223	(9)%
Depreciation and amortization	631	801	(21)%	746	(7)%
Segment operating contribution	4,155	1,958	*	4,934	*

Other segment (income) expenses (a)	(60)	522	*	(81)	*
Segment contribution	$4,215	$1,436	*	$5,015	*

Other data:
Net earning assets — continuing operations (b)	$31,496	$32,056	(2)%	$37,534	17%
Inventory turnover (c)	2.6	2.4	8%	2.6	8%
Average monthly ending pawn loan balance per store (d)	$67	$69	(3)%	$79	14%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate (e)	78%	78%	—	78%	—

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)
The three months ended December 31, 2016 constant currency balance excludes nominal net foreign currency transaction losses resulting from movement in exchange rates. The three months ended December 31, 2015 includes net foreign currency transaction losses totaling $0.1 million that are not excluded from the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Calculation of inventory turnover excludes the effects of scrapping.
(d)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.
(e)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

The Mexico market continues to be fast-growing and we have plans to open about ten de novo stores during the remainder of fiscal 2017. Core pawn revenue was up $0.1 million (up $4.6 million, or 19%, on a constant currency basis). The change in core pawn revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Core Pawn Revenue (GAAP)
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$(0.1)	$—	$(0.1)
New stores and other	0.1	0.1	0.2
Total	$—	$0.1	$0.1

	Change in Core Pawn Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales	Total

	(in millions)
Same stores	$1.3	$3.1	$4.4
New stores and other	0.2	—	0.2
Total	$1.5	$3.1	$4.6
Pawn service charges were flat (up 18% on a constant currency basis) primarily as a result of same store growth, offset by foreign currency impacts. The average monthly ending pawn loan balances outstanding were down 3% (up 14% on a constant currency basis), driven by continued intense focus on market leadership in meeting our customers' desire for cash, offset by foreign currency impacts.
Gross margin on merchandise sales was 31%, consistent with recent prior quarters, but 400bps lower than the prior-year quarter. As a result of the combination of these effects, offset by foreign currency impacts, merchandise sales gross profit decreased 11% to $5.2 million (up 6% to $6.1 million in constant currency).
Segment operating expenses decreased to $9.2 million, or 36%, of revenues ($10.9 million on a constant currency basis, or 36%, of revenues) from $12.5 million (51% of revenues) primarily due to a $2.6 million, or 23%, decrease in operations expense ($1.0 million, or 9%, decrease on a constant currency basis), primarily as a result of a reduction in labor costs as well as costs recorded in the prior-year quarter associated with our buy/sell stores.

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units' functional currency of primarily Canadian and Australian dollars:

	Three Months Ended December 31,		Percentage Change
	2016	2015

	(in thousands)
Net revenues:
Consumer loan fees and interest	$2,118	$2,374	(11)%
Consumer loan bad debt	(583)	(612)	(5)%
Other revenues, net	—	9	(100)%
Net revenues	1,535	1,771	(13)%

Segment operating expenses (income):
Operating expenses	1,706	1,331	28%
Equity in net income of unconsolidated affiliate	(1,478)	(2,055)	(28)%
Segment operating contribution	1,307	2,495	(48)%

Other segment (income) expenses	(1)	201	*
Segment contribution	$1,308	$2,294	(43)%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Segment contribution decreased $1.0 million, or 43%, primarily due to a decrease in earnings from Cash Converters International as the business continues to advance the implementation of the three year corporate strategy and associated restructure previously announced.
The fair value of our investment in Cash Converters International was $1.5 million below its carrying value as of December 31, 2016. We have taken impairment charges on such investment in prior periods and continue to monitor the fair value of our investment for other-than-temporary impairments in future reporting periods. We may record an impairment charge should the fair value of our investment remain below its carrying value for an extended period of time.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income (loss) attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,		Percentage Change
	2016	2015

	(in thousands)
Segment contribution	$32,636	$32,529	—%
Corporate expenses (income):
Administrative	13,927	19,983	(30)%
Depreciation and amortization	3,075	3,130	(2)%
Interest expense	5,563	4,001	39%
Interest income	(2,549)	(8)	*
Restructuring	—	269	(100)%
Other income	(428)	(23)	*
Income from continuing operations before income taxes	13,048	5,177	*
Income tax expense	4,782	1,758	*
Income from continuing operations, net of tax	8,266	3,419	*
Loss from discontinued operations, net of tax	(1,228)	(11,685)	(89)%
Net income (loss)	7,038	(8,266)	*
Net loss attributable to noncontrolling interest	(127)	(792)	(84)%
Net income (loss) attributable to EZCORP, Inc.	$7,165	$(7,474)	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
Administrative expenses decreased $6.1 million, or 30%, due to:

•
A $4.9 million decrease in business and professional fees due to restatement related costs in the prior-year quarter in addition to fees paid in the current quarter related to process and structure improvement initiatives; and

•	A $2.1 million reduction in variable compensation costs.
We are currently on track to realize corporate cost savings in reducing our annual administrative expenses to $50.0 million in fiscal 2018.
Interest expense increased $1.6 million, or 39%, primarily as a result of our Term Loan Facility obtained in September 2016, including ordinary accruals of interest in addition to amortization of associated discounts and deferred financings costs. Interest income increased $2.5 million as a result of our notes receivable from the sale of Grupo Finmart, including ordinary accruals of interest in addition to accretion of associated discounts. Other income increased $0.4 million primarily as a result of movements in foreign currency, including associated immaterial hedges.
Our effective tax rate increased to 37% from 34% primarily due to changes in profitability by jurisdictions.
We have substantially eliminated activities associated with our discontinued operations except for certain remaining immaterial charges associated primarily with ongoing employee service requirements which have not yet been recorded.

Liquidity and Capital Resources
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Three Months Ended December 31,		Percentage Change
	2016	2015

	(in thousands)
Cash flows from operating activities	$(5,290)	$(4,468)	(18)%
Cash flows from investing activities	4,761	(9,363)	*
Cash flows from financing activities	(706)	(21,675)	97%
Effect of exchange rate changes on cash and cash equivalents	(795)	(837)	5%
Net decrease in cash and cash equivalents	$(2,030)	$(36,343)	94%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Change in Cash and Cash Equivalents for the Three Months Ended December 31, 2016 vs. Three Months Ended December 31, 2015
The decrease in cash flows from operating activities year over year was due to a $14.0 million decrease from changes in operating assets and liabilities, including $15.6 million paid out during the current quarter for accrued fiscal 2016 incentive compensation, offset by a $8.3 million increase in net income exclusive of non-cash items due to improved operational results and a $4.9 million decrease in restructuring payments as we have substantially completed all prior restructuring actions.
The increase in cash flows from investing activities year over year was primarily due to $7.8 million in principal collections on notes receivable and a $7.5 million net increase in proceeds related to loan activities (net loans repaid and recovery of pawn loan principal through sale of forfeited collateral) primarily as a result of the discontinuance of Grupo Finmart, offset by a $1.2 million increase in additions to property and equipment.
The increase in cash flows from financing activities year over year was primarily due to the discontinuance of Grupo Finmart, in addition to an $8.9 million decrease in payout of deferred consideration pertaining to prior acquisitions.
The net effect of these and other smaller items was a $2.0 million decrease in cash on hand during the current quarter resulting in a $63.7 million ending cash balance, $9.2 million of which was not available to fund domestic operations as we intend to permanently reinvest those earnings in our foreign operations.
Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2016, we reported that we had $592.8 million in total contractual obligations as of September 30, 2016. There have been no material changes to this total obligation during the current three-month period ended December 31, 2016, other than ordinary fulfillment of obligations.
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2016, these collectively amounted to $21.3 million.
Sources and Uses of Cash
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
Notes Receivable from Grupo Finmart Divestiture
As of December 31, 2016, we had a total gross outstanding balance on our notes receivable of $81.1 million. We have collected $7.8 million in principal on these notes receivable during the current quarter and anticipate an additional principal collection of $37.4 million of these notes receivable during the remainder of fiscal 2017, based on the exchange rate as of December 31, 2016, with the balance to be collected through fiscal 2019. Further, the notes receivable are subject to certain foreign currency impacts as a result of changes in the value of the Mexican dollar relative to the U.S. dollar.

Cash Convertible Notes and Term Loan Facility
For a description of the Cash Convertible Notes, the conversion terms thereof and the hedges and warrants transactions as well as our Term Loan Facility, see Note 5 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
Recently Adopted Accounting Policies and Recently Issued Accounting Pronouncements
See Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like "may," "should," "could," "will," "predict," "anticipate," "believe," "estimate," "expect," "intend," "plan," "projection" and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2016, supplemented by those described in "Part II, Item 1A — Risk Factors" of this Quarterly Report.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended September 30, 2016. There have been no material changes to our exposure to market risks since September 30, 2016.
ITEM 4. CONTROLS AND PROCEDURES
This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 7 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2016.
ITEM 5. OTHER INFORMATION
Effective November 21, 2016, Timothy Jugmans joined the Company as Vice President, Treasury, Mergers & Acquisitions. Since February 2015, Mr. Jugmans, through Selene Partners Inc., had been providing financial consulting services to the Company pursuant to a consulting agreement between the Company and Selene Partners. As previously disclosed, Selene Partners also provides consulting services to Phillip E. Cohen, the beneficial owner of all of our Class B Voting Common Stock, and several of his associated companies, and Mr. Jugmans served as an officer of those companies. As a condition to his employment with the Company, Mr. Jugmans has resigned all positions with the Cohen companies. He continues to perform limited, non-EZCORP-related consulting services to Mr. Cohen and his companies and is compensated for such services separately by Mr. Cohen. The Audit Committee of the Board of Directors, at management's request, reviewed and approved the terms of Mr. Jugmans' employment, including his continuing limited services to Mr. Cohen, prior to the extension of the offer to Mr. Jugmans.

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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2016 and September 30, 2016; (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2016 and December 31, 2015; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2016 and December 31, 2015 (iv) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2016 and December 31, 2015; and (v) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	February 2, 2017	/s/ David McGuire
David McGuire, Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)