Form 10-Q
period 2017-03-31
EZCORP INC
filed 2017-05-03
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
APPLICABLE ONLY TO CORPORATE ISSUERS:
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock.
As of April 30, 2017, 51,321,915 shares of the registrant’s Class A Non-voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	March 31, 2017	September 30, 2016

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$120,099	$65,737
Pawn loans	143,267	167,329
Pawn service charges receivable, net	27,028	31,062
Inventory, net	137,008	140,224
Notes receivable, net	29,978	41,946
Prepaid expenses and other current assets	31,011	35,845
Total current assets	488,391	482,143
Investment in unconsolidated affiliate	38,334	37,128
Property and equipment, net	53,630	58,455
Goodwill	254,217	253,976
Intangible assets, net	31,768	30,681
Non-current notes receivable, net	40,319	41,119
Deferred tax asset, net	37,134	35,303
Other assets, net	18,174	44,439
Total assets	$961,967	$983,244

Liabilities and equity:
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$62,339	$84,285
Customer layaway deposits	10,992	10,693
Total current liabilities	73,331	94,978
Long-term debt, net	266,724	283,611
Other long-term liabilities	8,448	10,450
Total liabilities	348,503	389,039
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million as of March 31, 2017 and September 30, 2016; issued and outstanding: 51,321,915 as of March 31, 2017 and 51,129,144 as of September 30, 2016	513	511
Class B Voting Common Stock, convertible, par value $.01 per share; 3 million shares authorized; issued and outstanding: 2,970,171	30	30
Additional paid-in capital	321,531	318,723
Retained earnings	334,996	319,808
Accumulated other comprehensive loss	(42,544)	(44,089)
EZCORP, Inc. stockholders’ equity	614,526	594,983
Noncontrolling interest	(1,062)	(778)
Total equity	613,464	594,205
Total liabilities and equity	$961,967	$983,244
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$110,238	$109,343	$221,751	$217,927
Jewelry scrapping sales	10,219	12,780	20,017	22,401
Pawn service charges	67,092	64,130	136,105	130,724
Other revenues	2,079	1,959	4,379	4,717
Total revenues	189,628	188,212	382,252	375,769
Merchandise cost of goods sold	70,493	68,332	142,225	134,591
Jewelry scrapping cost of goods sold	8,841	11,085	17,185	19,161
Other cost of revenues	397	431	980	1,043
Net revenues	109,897	108,364	221,862	220,974
Operating expenses:
Operations	74,460	72,256	152,106	148,274
Administrative	13,283	15,621	27,210	35,604
Depreciation and amortization	6,030	6,606	12,403	14,148
Loss (gain) on sale or disposal of assets	71	649	(6)	682
Restructuring	—	218	—	1,910
Total operating expenses	93,844	95,350	191,713	200,618
Operating income	16,053	13,014	30,149	20,356
Interest expense	5,628	3,951	11,193	8,078
Interest income	(2,240)	(7)	(4,856)	(16)
Equity in net income of unconsolidated affiliate	(1,243)	(1,877)	(2,721)	(3,932)
Other expense (income)	228	213	(195)	315
Income from continuing operations before income taxes	13,680	10,734	26,728	15,911
Income tax expense	5,449	8,427	10,231	10,185
Income from continuing operations, net of tax	8,231	2,307	16,497	5,726
Loss from discontinued operations, net of tax	(375)	(78,250)	(1,603)	(89,935)
Net income (loss)	7,856	(75,943)	14,894	(84,209)
Net loss attributable to noncontrolling interest	(167)	(5,131)	(294)	(5,923)
Net income (loss) attributable to EZCORP, Inc.	$8,023	$(70,812)	$15,188	$(78,286)

Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.15	$0.05	$0.31	$0.11
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.15	$0.05	$0.31	$0.11

Weighted-average basic shares outstanding	54,291	54,843	54,224	54,869
Weighted-average diluted shares outstanding	54,346	54,936	54,278	54,943
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

	(Unaudited)
	(in thousands)
Net income (loss)	$7,856	$(75,943)	$14,894	$(84,209)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income tax benefit (expense) for our investment in unconsolidated affiliate of $974 and $530 for the three and six months ended March 31, 2017 respectively, and ($789) and $1,814 for the three and six months ended March 31, 2016, respectively	5,020	(2,137)	1,555	(11,496)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	22
Comprehensive income (loss)	12,876	(78,080)	16,449	(95,683)
Comprehensive loss attributable to noncontrolling interest	(180)	(5,451)	(284)	(6,293)
Comprehensive income (loss) attributable to EZCORP, Inc.	$13,056	$(72,629)	$16,733	$(89,390)
EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2016)
	(in thousands)
Balances as of September 30, 2016	54,099	$541	$318,723	$319,808	$(44,089)	$594,983
Stock compensation	—	—	3,575	—	—	3,575
Release of restricted stock	193	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(767)	—	—	(767)
Foreign currency translation adjustment	—	—	—	—	1,545	1,545
Net income attributable to EZCORP, Inc.	—	—	—	15,188	—	15,188
Balances as of March 31, 2017	54,292	$543	$321,531	$334,996	$(42,544)	$614,526
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2017	2016

	(Unaudited)
	(in thousands)
Operating activities:
Net income (loss)	$14,894	$(84,209)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	12,403	15,141
Amortization of debt discount and deferred financing costs	5,755	5,932
Amortization of prepaid commissions	—	7,754
Accretion of notes receivable discount	(1,928)	—
Consumer loan loss provision	980	18,662
Deferred income taxes	(664)	(12,635)
Impairment of goodwill	—	73,244
Other adjustments	(63)	(2,149)
(Gain) loss on sale or disposal of assets	(6)	682
Stock compensation	3,575	2,149
Income from investment in unconsolidated affiliate	(2,721)	(3,932)
Changes in operating assets and liabilities:
Service charges and fees receivable	4,151	10,140
Inventory	708	(993)
Prepaid expenses, other current assets and other assets	3,171	(10,795)
Accounts payable, accrued expenses and other liabilities	(30,120)	(8,702)
Customer layaway deposits	240	851
Income taxes receivable and payable, current, net of excess tax benefit from stock compensation	7,590	51,300
Payments of restructuring charges	—	(6,701)
Net cash provided by operating activities	17,965	55,739
Investing activities:
Loans made	(300,604)	(323,980)
Loans repaid	199,080	225,138
Recovery of pawn loan principal through sale of forfeited collateral	128,238	121,830
Additions to property and equipment	(5,293)	(2,950)
Acquisitions, net of cash acquired	—	(6,000)
Principal collections on notes receivable	15,051	—
Net cash provided by investing activities	36,472	14,038
Financing activities:
Taxes paid related to net share settlement of equity awards	(767)	—
Payout of deferred consideration	—	(14,875)
Repurchase of redeemable common stock issued due to acquisitions	—	(11,750)
Proceeds from settlement of forward currency contracts	—	3,557
Change in restricted cash	—	6,519
Proceeds from borrowings, net of issuance costs	—	14,302
Payments on borrowings	—	(47,698)
Net cash used in financing activities	(767)	(49,945)
Effect of exchange rate changes on cash and cash equivalents	692	(3,620)
Net increase in cash and cash equivalents	54,362	16,212
Cash and cash equivalents at beginning of period	65,737	59,124
Cash and cash equivalents at end of period	$120,099	$75,336
Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$125,165	$122,709
Dividend reinvestment acquisition of additional ownership in unconsolidated affiliate	1,153	—
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
March 31, 2017
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
Our business is subject to seasonal variations, and operating results for the three and six months ended March 31, 2017 and 2016 (the "current quarter" and "current six-months" and "prior-year quarter" and "prior-year six-months," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
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
Reclassifications to Prior Period Financial Statements
Certain reclassifications of prior period amounts have been made. These reclassifications, other than those pertaining to discontinued operations discussed in Note 9, the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASUs") discussed below and immaterial corrections for the three months ended March 31, 2016 discussed in "Part II, Item 8 — Financial Statements and Supplementary Data — Note 2" of our Annual Report on Form 10-K for the year ended September 30, 2016, were made to conform to the current period presentation.
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
Recently Adopted Accounting Policies

•
We early adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the quarter ended December 31, 2016. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, calculation of the dilutive impact of awards, classification of awards as either equity or liabilities and classification on the statement of cash flows. We prospectively applied the requirement to present excess tax benefits as an operating activity on the statement of cash flows. Further, we continue to estimate the number of award forfeitures in recording costs for share-based awards. The financial impact of adopting ASU 2016-09 was a $0.4 million income tax benefit during the three and six months ended March 31, 2017 for excess tax benefits on vested awards which previously would have been recorded to "Additional paid-in capital" prior to adoption of ASU 2016-09.

•
We further adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement and ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) during the quarter ended December 31, 2016. The impacts of adoption for each ASU are as follows:

•
We early adopted ASU 2015-11 during the quarter ended December 31, 2016 on a prospective basis, and such adoption did not have a material impact on our consolidated financial position, results of operations or cash flows. We now measure our inventories at the lower of cost or net realizable value, where net realizable value is "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." Inventory was previously required to be measured at the lower of cost or market value, where the measurement of market value had several potential outcomes.

•
We adopted ASU 2015-05 during the quarter ended December 31, 2016 on a prospective basis for all arrangements entered into or materially modified after adoption of the ASU, and such adoption did not have a material impact on our consolidated financial position, results of operations or cash flows. We now consider whether cloud computing arrangements include a software license. If a cloud computing arrangement includes a software license, then we account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, we account for the arrangement as a service contract.

•
We early adopted ASU 2014-15 during the quarter ended December 31, 2016. Upon adoption of the ASU, management has the responsibility to evaluate whether there is substantial doubt about our ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued) or to provide related footnote disclosures.

Recently Issued Accounting Pronouncements and Significant Accounting Policies

•
In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; without exceeding the total amount of goodwill allocated to that reporting unit. The provisions of this ASU are effective for fiscal years, and any interim goodwill impairment tests within those fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity should apply the amendment on a prospective basis. We currently anticipate adoption of ASU 2017-04 in the fourth quarter of our fiscal 2017 with little to no impact on our consolidated financial position, results of operations or cash flows.

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted based upon guidance issued within the ASU. Although we are in the process of evaluating the impact of adopting ASU 2016-02 on our consolidated financial position, results of operations and cash flows, we anticipate a material impact on our consolidated financial position. Additionally, we are evaluating the disclosure requirements under this ASU and are identifying and preparing to implement changes to our accounting policies, practices and controls to support adoption of the ASU and are evaluating upgrades to our third party software solution concurrently with our adoption. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption of the ASU which is effective for our fiscal 2020.

•
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) to defer the effective date to December 15, 2017 for annual reporting periods beginning after that date, with early adoption permitted, but not before the original effective date of December 15, 2016. The core principle of ASU 2014-09, and the subsequently issued ASUs modifying or clarifying ASU 2014-09, is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance.
We are evaluating the impact that will result from adopting ASU 2014-09 on our consolidated financial position, results of operations, and cash flows. We currently anticipate adopting the ASU using the modified retrospective method. We do not believe the adoption will have an impact on our pawn service charge revenue recognition as we do not believe such charges are within the scope of the ASU. Further, we have not identified any impacts to our financial statements that we believe will be material as a result of the adoption of the ASU for other revenue streams, although we continue to evaluate the impact of adoption. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption of the ASU which is effective for our fiscal 2019.
Please refer to Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended September 30, 2016 for discussion of our significant accounting policies and other accounting pronouncements issued but not yet adopted.

NOTE 2: EARNINGS PER SHARE
Components of basic and diluted earnings per share and excluded antidilutive potential common shares are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2017	2016	2017	2016

	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP (A)	$8,398	$2,630	$16,791	$6,049
Loss from discontinued operations, net of tax (B)	(375)	(73,442)	(1,603)	(84,335)
Net income (loss) attributable to EZCORP (C)	$8,023	$(70,812)	$15,188	$(78,286)

Weighted-average outstanding shares of common stock (D)	54,291	54,843	54,224	54,869
Dilutive effect of restricted stock	55	93	54	74
Weighted-average common stock and common stock equivalents (E)	54,346	54,936	54,278	54,943

Basic earnings (loss) per share attributable to EZCORP:
Continuing operations (A / D)	$0.15	$0.05	$0.31	$0.11
Discontinued operations (B / D)	(0.01)	(1.34)	(0.03)	(1.54)
Basic earnings (loss) per share (C / D)	$0.14	$(1.29)	$0.28	$(1.43)

Diluted earnings (loss) per share attributable to EZCORP:
Continuing operations (A / E)	$0.15	$0.05	$0.31	$0.11
Discontinued operations (B / E)	(0.01)	(1.34)	(0.03)	(1.53)
Diluted earnings (loss) per share (C / E)	$0.14	$(1.29)	$0.28	$(1.42)

Potential common shares excluded from the calculation of diluted earnings (loss) per share above:
Restricted stock*	2,602	1,484	2,443	1,400
Warrants**	14,317	14,317	14,317	14,317
Total potential common shares excluded	16,919	15,801	16,760	15,717

*
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

**	See Note 5 for discussion of the terms and conditions of these potential common shares.

NOTE 3: STRATEGIC INVESTMENTS
As of March 31, 2017, we owned 156,552,484 shares, or approximately 32%, of our unconsolidated affiliate Cash Converters International Limited ("Cash Converters International"). The following tables present summary financial information for Cash Converters International’s most recently reported results as of March 31, 2017 after translation to U.S. dollars:

	December 31,
	2016	2015

	(in thousands)
Current assets	$158,235	$176,105
Non-current assets	141,218	143,466
Total assets	$299,453	$319,571

Current liabilities	$70,468	$68,857
Non-current liabilities	48,181	48,263
Shareholders’ equity:
Equity attributable to owners of the parent	$180,803	$202,450
Noncontrolling interest	1	1
Total liabilities and shareholders’ equity	$299,453	$319,571

	Half Year Ended December 31,
	2016	2015

	(in thousands)
Gross revenues*	$108,161	$110,219
Gross profit*	74,343	81,139
Net profit	8,633	11,483

*
Cash Converters International announced during its fiscal 2016 that certain of its United Kingdom operations would be discontinued, including a historical recasting of such operations as discontinued operations. We have recast the above information pertaining to the half year ended December 31, 2015 to reflect this historical recasting.

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
Recurring Fair Value Measurements
The tables below present our financial assets (liabilities) that were carried and measured at fair value on a recurring basis:

Financial Assets (Liabilities)	Balance Sheet Location	March 31, 2017	September 30, 2016

		(in thousands)
Guarantee asset — Level 3	Prepaid expenses and other current assets	$562	$1,209
Guarantee liability — Level 3	Accounts payable, accrued expenses and other current liabilities	(584)	(1,258)
Cash Convertible Notes Hedges — Level 2	Other assets, net	15,138	37,692
Cash Convertible Notes Embedded Derivative — Level 2	Long-term debt, net	(15,138)	(37,692)
We initially measured the guarantee asset and liability at fair value and are subsequently amortizing the guarantees based upon the principal payments received on the associated notes receivable, which approximates the fair value of the guarantees on a recurring basis.

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

	Carrying Value	Estimated Fair Value
	March 31, 2017	March 31, 2017	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$70,297	$71,921	$—	$—	$71,921
Investment in unconsolidated affiliate	38,334	37,101	37,101	—	—

Financial liabilities:
Cash Convertible Notes	$203,464	$213,417	$—	$213,417	$—
Term Loan Facility	48,122	50,403	—	—	50,403

	Carrying Value	Estimated Fair Value
	September 30, 2016	September 30, 2016	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$83,065	$83,065	$—	$—	$83,065
Investment in unconsolidated affiliate	37,128	37,128	37,128	—	—

Financial liabilities:
Cash Convertible Notes	$197,954	$227,332	$—	$227,332	$—
Term Loan Facility	47,965	48,688	—	—	48,688
Based on the short-term nature of cash and cash equivalents, pawn loans, pawn service charges receivable and current consumer loans, fees and interest receivable, we estimate that their carrying value approximates fair value. We consider our cash and cash equivalents to be measured using Level 1 inputs and our pawn loans, pawn service charges receivable and current consumer loans, fees and interest receivable to be measured using Level 3 inputs. Significant increases or decreases in the underlying assumptions used to value pawn loans, pawn service charges receivable and current consumer loans, fees and interest receivable could significantly increase or decrease these fair value estimates.
We measured the fair value of the notes receivable under a discounted cash flow approach considering the synthetic credit ratings for Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") and Alpha Holding, S.A. de C.V. (“AlphaCredit”), as applicable, with discount rates ranging primarily from 8% to 15%. Certain of the significant inputs used for the valuation were not observable in the market. Significant increases or decreases in the underlying assumptions used to value the notes receivable could significantly increase or decrease these fair value estimates.
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
We measured the fair value of the Term Loan Facility under a discounted cash flow approach considering our synthetic credit rating, including inputs that are not observable in the market, with discount rates up to approximately 8%. A 50 basis point increase or decrease in the calculated credit spread based on our underlying synthetic credit rating would increase or decrease the fair value of our Term Loan Facility by approximately $1.3 million. The fair value of the Term Loan Facility approximated its carrying value, inclusive of issuance costs and exclusive of deferred financing costs, as of September 30, 2016. Significant increases or decreases in the underlying assumptions used to value our notes receivable could significantly increase or decrease these fair value estimates.
Notes Receivable from Grupo Finmart Divestiture
Subsequent to the sale of Grupo Finmart in September 2016, we determined that we retained a variable interest in Grupo Finmart, including notes receivable and a guarantee liability of the future cash outflows of certain Grupo Finmart foreign exchange forward contracts with a backup guarantee provided by AlphaCredit for any payments we make under the guarantee. We determined that we are not the primary beneficiary of Grupo Finmart subsequent to its disposition as we lack a controlling financial interest in Grupo Finmart. As of March 31, 2017, we had a total gross outstanding balance on our notes receivable of $75.1 million. We have collected $7.3 million and $15.1 million, respectively, in principal on these notes receivable during the three and six months ended March 31, 2017.
The following table presents the carrying amount and classification of the assets and liabilities pertaining to our variable interest compared to the maximum exposure to loss for each asset and liability:

		March 31, 2017		September 30, 2016
Instrument	Balance Sheet Location	Asset (Liability) Recorded in Consolidated Balance Sheet	Maximum Exposure to Loss	Asset (Liability) Recorded in Consolidated Balance Sheet	Maximum Exposure to Loss

		(in thousands)
Notes receivable	Notes receivable, net (including discount of $4.8 million and $6.7 million as of March 31, 2017 and September 30, 2016, respectively)	$70,297	$70,297	$83,065	$83,065
Guarantee asset	Prepaid expenses and other current assets	562	—	1,209	—
Guarantee liability*	Accounts payable, accrued expenses and other current liabilities	(584)	—	(1,258)	—

*
Maximum exposure to loss under the guarantee liability was $11.8 million and $25.3 million as of March 31, 2017 and September 30, 2016, respectively. However such amount is included within the maximum exposure to loss for the notes receivable above, as the guarantee liability is a guarantee by us of Grupo Finmart’s repayment of our notes receivable owed by Grupo Finmart.

NOTE 5: LONG-TERM DEBT
The following tables present our long-term debt instruments outstanding as well as future principal payments due:

	March 31, 2017			September 30, 2016
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
Recourse to EZCORP:
2.125% Cash convertible senior notes due 2019	$230,000	$(26,536)	$203,464	$230,000	$(32,046)	$197,954
Cash convertible senior notes due 2019 embedded derivative	15,138	—	15,138	37,692	—	37,692
Term loan facility	50,000	(1,878)	48,122	50,000	(2,035)	47,965
	$295,138	(28,414)	266,724	317,692	(34,081)	283,611

	Principal Payment Schedule
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
2.125% Cash convertible senior notes due 2019 (a)	$230,000	$—	$230,000	$—	$—
Term loan facility (b)	50,000	—	—	—	50,000
	$280,000	$—	$230,000	$—	$50,000

(a)	Excludes the potential impact of the embedded derivative.

(b)	See discussion regarding acceleration of maturity date below.
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
Borrowings under the facility bear interest at an annual rate initially equal to the London Interbank Offered Rate (“LIBOR”) plus 7.5% or, at our election, a “Reference Rate” plus 6.5%, but will be reduced to LIBOR plus 6.5% or, at our election, the Reference Rate plus 5.5% upon the later of December 31, 2017 or the occurrence of a specified investment return event. The LIBOR is subject to a floor of 1% and the Reference Rate is subject to a floor of 3%. We pay a monthly fee of 2.75% per annum on the average daily unused portion of the Delayed Draw Term Loan facility and a quarterly loan servicing fee of $15,000. At the time of each draw under the Delayed Draw Term Loan facility, we will pay a funding fee of .875% of the funded Delayed Draw Term Loan.
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
The Financing Agreement contains affirmative and negative covenants, indemnities, representations and warranties, and other terms and conditions customary for financings of this type, including limitations on certain indebtedness, liens, acquisitions and other investments, fundamental changes (including mergers, consolidations and dissolutions), asset dispositions, dividends and other distributions, prepayments of other indebtedness, sale and leaseback transactions, and transactions with affiliates. The Financing Agreement also contains quarterly financial covenants consisting of a maximum Senior Leverage Ratio and a minimum Fixed Charge Coverage Ratio, as well as customary events of default. We were not in default of any of these covenants as of March 31, 2017.
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
As of March 31, 2017, none of the note holders had elected to convert their Cash Convertible Notes.
Cash Convertible Notes Hedges
In connection with the issuance of the Cash Convertible Notes, we purchased cash-settled call options (the “Cash Convertible Notes Hedges”) in privately negotiated transactions with certain of the initial purchasers or their affiliates (in this capacity, the “Option Counterparties”). The Cash Convertible Notes Hedges provide us with the option to acquire, on a net settlement basis, approximately 14.3 million shares of our Class A Common Stock at a strike price of $16.065, which is equal to the number of shares of our Class A Common Stock that notionally underlie the Cash Convertible Notes and corresponds to the Conversion

Price of the Cash Convertible Notes. The Cash Convertible Notes Hedges have an expiration date that is the same as the Maturity Date of the Cash Convertible Notes, subject to earlier exercise. The Cash Convertible Notes Hedges have customary anti-dilution provisions similar to the Cash Convertible Notes. If we exercise the Cash Convertible Notes Hedges, the aggregate amount of cash we will receive from the option counterparties to the Cash Convertible Notes Hedges will cover the aggregate amount of cash that we would be required to pay to the holders of the converted Cash Convertible Notes, less the principal amount thereof. As of March 31, 2017, we have not purchased any shares under the Cash Convertible Notes Hedges.
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
Cash Convertible Notes Warrants
In connection with the issuance of the Cash Convertible Notes, we also sold net-share-settled warrants (the “Warrants”) in privately negotiated transactions with the Option Counterparties for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share, for total proceeds of $25.1 million, net of issuance costs, which was recorded as an increase in stockholders' equity. The Warrants have customary anti-dilution provisions similar to the Cash Convertible Notes. As a result of the Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter. The Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the Warrants, we will issue shares of Class A Common Stock to the purchasers of the Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement. As of March 31, 2017, there were 14.3 million warrants outstanding.
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
In November and December 2016, we granted 919,898 restricted stock unit awards to employees and 72,500 restricted stock awards to non-employee directors with a grant date fair value of primarily $9.60 per share. The awards granted to employees vest on September 30, 2019 subject to the achievement of certain performance targets. As of March 31, 2017, we considered the achievement of these performance targets probable. The awards granted to non-employee directors vest over two years, 50% on September 30, 2017 and 50% on September 30, 2018 and are subject only to service conditions.
NOTE 7: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. We are unable to determine the ultimate outcome of any current litigation or regulatory actions. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations or liquidity. Except as noted below, we have not recorded a liability for any of these matters as of March 31, 2017 because we do not believe at this time that any loss is probable or that the amount of any probable loss can be reasonably estimated. The following is a description of significant proceedings.
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
On March 4, 2016, the plaintiff filed a Second Amended Derivative Complaint against Mr. Roberts, Mr. Cohen, Madison Park, MS Pawn Corporation and MS Pawn Limited Partnership with EZCORP, Inc., as nominal defendant. The case is now in the discovery stage.
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
On November 23, 2016, the parties agreed to a mediated settlement of all remaining claims. The settlement provides for the payment of $5.9 million by the defendants, which was covered by applicable directors’ and officers’ liability insurance. Following a Settlement Hearing on April 25, 2017, the Court entered an order to approve the settlement and dismiss the case.
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
On October 18, 2016, the Court granted the defendants’ motion to dismiss and dismissed the Amended Complaint without prejudice. The Court gave the plaintiffs 20 days (until November 7, 2016) to file a further amended complaint. On November 4, 2016, the plaintiffs filed a Second Amended Consolidated Class Action Complaint (“Second Amended Complaint”). The Second Amended Complaint raises the same claims dismissed by the Court on October 18, 2016, except plaintiffs now seek to represent a class of purchasers of EZCORP’s Class A Common Stock between November 7, 2013 and October 20, 2015 (instead of between November 6, 2012 and October 20, 2015). On December 5, 2016, defendants filed a motion to dismiss the Second Amended Compliant. The plaintiffs filed their opposition to the motion to dismiss on January 6, 2017, and the defendants filed their reply brief on January 20, 2017. The motion to dismiss is currently pending before the Court.
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

	Three Months Ended March 31, 2017
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$95,550	$14,688	$—	$110,238	$—	$110,238
Jewelry scrapping sales	9,056	1,163	—	10,219	—	10,219
Pawn service charges	59,661	7,431	—	67,092	—	67,092
Other revenues	56	147	1,876	2,079	—	2,079
Total revenues	164,323	23,429	1,876	189,628	—	189,628
Merchandise cost of goods sold	60,499	9,994	—	70,493	—	70,493
Jewelry scrapping cost of goods sold	7,890	951	—	8,841	—	8,841
Other cost of revenues	—	—	397	397	—	397
Net revenues	95,934	12,484	1,479	109,897	—	109,897
Segment and corporate expenses (income):
Operations	63,556	8,901	2,003	74,460	—	74,460
Administrative	—	—	—	—	13,283	13,283
Depreciation and amortization	2,660	660	50	3,370	2,660	6,030
Loss (gain) on sale or disposal of assets	(3)	74	—	71	—	71
Interest expense	—	3	—	3	5,625	5,628
Interest income	—	(342)	—	(342)	(1,898)	(2,240)
Equity in net income of unconsolidated affiliate	—	—	(1,243)	(1,243)	—	(1,243)
Other expense (income)	(4)	(48)	41	(11)	239	228
Segment contribution	$29,725	$3,236	$628	$33,589
Income from continuing operations before income taxes				$33,589	$(19,909)	$13,680

	Three Months Ended March 31, 2016
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$94,740	$14,603	$—	$109,343	$—	$109,343
Jewelry scrapping sales	11,599	1,181	—	12,780	—	12,780
Pawn service charges	56,614	7,516	—	64,130	—	64,130
Other revenues	49	(117)	2,027	1,959	—	1,959
Total revenues	163,002	23,183	2,027	188,212	—	188,212
Merchandise cost of goods sold	58,241	10,090	1	68,332	—	68,332
Jewelry scrapping cost of goods sold	10,128	957	—	11,085	—	11,085
Other cost of revenues	—	—	431	431	—	431
Net revenues	94,633	12,136	1,595	108,364	—	108,364
Segment and corporate expenses (income):
Operations	61,240	9,024	1,992	72,256	—	72,256
Administrative	—	—	—	—	15,621	15,621
Depreciation and amortization	3,042	764	56	3,862	2,744	6,606
Loss on sale or disposal of assets	546	103	—	649	—	649
Restructuring	91	215	(2)	304	(86)	218
Interest expense	39	38	—	77	3,874	3,951
Interest income	—	—	—	—	(7)	(7)
Equity in net income of unconsolidated affiliate	—	—	(1,877)	(1,877)	—	(1,877)
Other expense (income)	—	(79)	6	(73)	286	213
Segment contribution	$29,675	$2,071	$1,420	$33,166
Income from continuing operations before income taxes				$33,166	$(22,432)	$10,734

	Six Months Ended March 31, 2017
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$190,411	$31,340	$—	$221,751	$—	$221,751
Jewelry scrapping sales	17,901	2,116	—	20,017	—	20,017
Pawn service charges	120,706	15,399	—	136,105	—	136,105
Other revenues	107	278	3,994	4,379	—	4,379
Total revenues	329,125	49,133	3,994	382,252	—	382,252
Merchandise cost of goods sold	120,747	21,478	—	142,225	—	142,225
Jewelry scrapping cost of goods sold	15,440	1,745	—	17,185	—	17,185
Other cost of revenues	—	—	980	980	—	980
Net revenues	192,938	25,910	3,014	221,862	—	221,862
Segment and corporate expenses (income):
Operations	130,906	17,541	3,659	152,106	—	152,106
Administrative	—	—	—	—	27,210	27,210
Depreciation and amortization	5,277	1,291	100	6,668	5,735	12,403
(Gain) loss on sale or disposal of assets	(74)	68	—	(6)	—	(6)
Interest expense	—	5	—	5	11,188	11,193
Interest income	—	(409)	—	(409)	(4,447)	(4,856)
Equity in net income of unconsolidated affiliate	—	—	(2,721)	(2,721)	—	(2,721)
Other (income) expense	(9)	(37)	40	(6)	(189)	(195)
Segment contribution	$56,838	$7,451	$1,936	$66,225
Income from continuing operations before income taxes				$66,225	$(39,497)	$26,728

	Six Months Ended March 31, 2016
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$186,734	$31,189	$4	$217,927	$—	$217,927
Jewelry scrapping sales	21,199	1,181	21	22,401	—	22,401
Pawn service charges	115,235	15,489	—	130,724	—	130,724
Other revenues	242	74	4,401	4,717	—	4,717
Total revenues	323,410	47,933	4,426	375,769	—	375,769
Merchandise cost of goods sold	113,702	20,888	1	134,591	—	134,591
Jewelry scrapping cost of goods sold	18,188	957	16	19,161	—	19,161
Other cost of revenues	—	—	1,043	1,043	—	1,043
Net revenues	191,520	26,088	3,366	220,974	—	220,974
Segment and corporate expenses (income):
Operations	124,785	20,217	3,272	148,274	—	148,274
Administrative	—	—	—	—	35,604	35,604
Depreciation and amortization	6,602	1,565	107	8,274	5,874	14,148
Loss on sale or disposal of assets	553	129	—	682	—	682
Restructuring	982	543	202	1,727	183	1,910
Interest expense	125	78	—	203	7,875	8,078
Interest income	(1)	—	—	(1)	(15)	(16)
Equity in net income of unconsolidated affiliate	—	—	(3,932)	(3,932)	—	(3,932)
Other expense	—	49	3	52	263	315
Segment contribution	$58,474	$3,507	$3,714	$65,695
Income from continuing operations before income taxes				$65,695	$(49,784)	$15,911

NOTE 9: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION AND DISCONTINUED OPERATIONS
Supplemental Consolidated Financial Information
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets, with additional comparative information as of March 31, 2016:

	March 31, 2017	March 31, 2016	September 30, 2016

	(in thousands)
Pawn loans	$143,267	$140,195	$167,329

Gross pawn service charges receivable	$35,177	$35,239	$41,458
Allowance for uncollectible pawn service charges receivable	(8,149)	(7,613)	(10,396)
Pawn service charges receivable, net	$27,028	$27,626	$31,062

Gross inventory	$143,237	$132,334	$146,367
Inventory reserves	(6,229)	(5,888)	(6,143)
Inventory, net	$137,008	$126,446	$140,224

Property and equipment, gross	$212,460	$208,694	$210,309
Accumulated depreciation	(158,830)	(145,119)	(151,854)
Property and equipment, net	$53,630	$63,575	$58,455
Discontinued Operations
In September 2016 we completed the previously announced sale of all of our interests in Grupo Finmart to AlphaCredit. The information presented below includes the assets, liabilities, revenues and expenses of variable interest entities which were deconsolidated as a result of the sale of Grupo Finmart.
The following table presents the reconciliation of the major line items constituting "Loss from discontinued operations, net of tax" of Grupo Finmart and other operations discontinued prior to the adoption of ASU 2014-08 that are presented in the condensed consolidated statements of operations:

	Three Months Ended March 31, 2016	Six Months Ended March 31, 2016

	(in thousands)
Revenues	$13,687	$24,584
Consumer loan bad debt	(8,252)	(20,243)
Operations expense	(81,270)	(90,858)
Interest expense, net	(4,378)	(9,312)
Depreciation, amortization and other expenses	(352)	(1,637)
Loss from discontinued operations before income taxes of Grupo Finmart	(80,565)	(97,466)
Income tax benefit	3,409	8,863
Loss from discontinued operations, net of tax of operations discontinued prior to the adoption of ASU 2014-08*	(1,094)	(1,332)
Loss from discontinued operations, net of tax	$(78,250)	$(89,935)

Loss from discontinued operations, net of tax of Grupo Finmart	$(77,156)	$(88,603)
Loss from discontinued operations, net of tax of Grupo Finmart attributable to noncontrolling interest	4,808	5,600
Loss from discontinued operations, net of tax of Grupo Finmart attributable to EZCORP, Inc.	$(72,348)	$(83,003)

*	Includes revenues of $2.1 million for the three and six months ended March 31, 2016.
Cash flows from Grupo Finmart operating and investing activities for the three months ended March 31, 2016 were $0.6 million and $5.9 million, respectively, and $7.1 million and $0.2 million, respectively for the six months ended March 31,

2016, with immaterial cash flows from Grupo Finmart operating and investing activities for the three and six months ended March 31, 2017.
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
Seasonality and Quarterly Results
Historically, pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season in our third fiscal quarter, with balances peaking in our fourth and first fiscal quarters. Loan balances are generally lower in our second fiscal quarter. Merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the availability of tax refunds in the United States.
Store Data by Segment

	Three Months Ended March 31, 2017
	Company-owned Stores
	U.S. Pawn	Mexico Pawn	Other International	Consolidated

As of December 31, 2016	517	239	27	783
New locations opened	—	2	—	2
Locations sold, combined or closed	—	(1)	—	(1)
As of March 31, 2017	517	240	27	784

	Three Months Ended March 31, 2016
	Company-owned Stores
	U.S. Pawn	Mexico Pawn		Other International	Consolidated	Franchises

As of December 31, 2015	516	237	*	27	780	1
New locations opened	6	—		—	6	—
Locations sold, combined or closed	—	—		—	—	(1)
As of March 31, 2016	522	237		27	786	—
*    Includes five buy/sell stores which were converted to Mexico Pawn stores during the three months ended March 31, 2016.

	Six Months Ended March 31, 2017
	Company-owned Stores
	U.S. Pawn	Mexico Pawn	Other International	Consolidated

As of September 30, 2016	520	239	27	786
New locations opened	—	2	—	2
Locations sold, combined or closed	(3)	(1)	—	(4)
As of March 31, 2017	517	240	27	784

	Six Months Ended March 31, 2016
	Company-owned Stores
	U.S. Pawn	Mexico Pawn		Other International	Consolidated	Franchises

As of September 30, 2015	522	237	*	27	786	1
New locations opened	6	1		—	7	—
Locations sold, combined or closed	(6)	(1)		—	(7)	(1)
As of March 31, 2016	522	237		27	786	—

*	Includes five buy/sell stores which were converted to Mexico Pawn stores during the three months ended March 31, 2016.

Results of Operations
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
These tables, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes. All comparisons, unless otherwise noted, are to the prior-year quarter.
U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Three Months Ended March 31,		Change
	2017	2016

	(in thousands)
Net revenues:
Pawn service charges	$59,661	$56,614	5%

Merchandise sales	95,550	94,740	1%
Merchandise sales gross profit	35,051	36,499	(4)%
Gross margin on merchandise sales	37%	39%	(200)bps

Jewelry scrapping sales	9,056	11,599	(22)%
Jewelry scrapping sales gross profit	1,166	1,471	(21)%
Gross margin on jewelry scrapping sales	13%	13%	—

Other revenues	56	49	14%
Net revenues	95,934	94,633	1%

Segment operating expenses:
Operations	63,556	61,240	4%
Depreciation and amortization	2,660	3,042	(13)%
Segment operating contribution	29,718	30,351	(2)%

Other segment (income) expenses	(7)	676	*
Segment contribution	$29,725	$29,675	—%

Other data:
Net earning assets — continuing operations (a)	$245,323	$231,956	6%
Inventory turnover — general merchandise (b)	2.7	2.8	(4)%
Inventory turnover — jewelry (b)	1.2	1.2	—%
Average monthly ending pawn loan balance per store (c)	$264	$254	4%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate (d)	85%	85%	—

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Calculation of inventory turnover excludes the effects of scrapping.
(c)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.
(d)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

Net revenue increased $1.3 million, or 1%. The increase in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$3.0	$(1.3)	$1.7
New stores and other	—	(0.1)	(0.1)
Total	$3.0	$(1.4)	$1.6
Change in jewelery scrapping sales gross profit and other revenues			(0.3)
Total change in net revenue			$1.3
Pawn service charges increased 5% primarily due to an increase in average pawn loan balances outstanding during the quarter, driven by continued intense focus on market leadership in meeting our customers' desire for cash.
Merchandise sales increased 1% with gross margin on merchandise sales of 37%, consistent with recent prior quarters and within our target range of 35-38%, but 200bps lower than the prior-year quarter. As a result, merchandise sales gross profit decreased 4% to $35.1 million.
Jewelry scrapping sales gross profit remained relatively flat at 1% of current quarter net revenues, in-line with our strategy to sell rather than scrap merchandise. Jewelry scrapping margins were stable.
We maintained a consistent level of total segment expenses at 40% of revenues.
Non-GAAP Financial Information
In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency and ongoing segment contribution results to evaluate results of our Mexico Pawn operations, which are denominated in Mexican pesos, and believe that presentation of constant currency results are meaningful and useful in understanding the activities and business metrics of our Mexico Pawn operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in Mexican pesos to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. The end-of-period exchange rate as of March 31, 2017 and 2016 was 18.7 to 1 and 17.3 to 1, respectively. The approximate average exchange rate for the three months ended March 31, 2017 and 2016 was 20.4 to 1 and 18.0 to 1. The approximate average exchange rate for the six months ended March 31, 2017 and 2016 was 20.1 to 1 and 17.4 to 1, respectively, however our statement of operations constant currency results reflect the impact of monthly effects of exchange rates and so are not directly calculable from the above rates. Constant currency results, where presented, also exclude the foreign currency gain or loss and the related foreign currency derivative gain or loss impact. We have experienced a prolonged weakening of the Mexican peso to the U.S. dollar and may continue to experience further weakening in future reporting periods, which may adversely impact our future operating results when stated on a GAAP basis.

Mexico Pawn
The following table presents selected summary financial data from continuing operations for the Mexico Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Three Months Ended March 31,
	2017 (GAAP)	2016 (GAAP)	Change (GAAP)	2017 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$7,431	$7,516	(1)%	$8,377	11%

Merchandise sales	14,688	14,603	1%	16,612	14%
Merchandise sales gross profit	4,694	4,513	4%	5,299	17%
Gross margin on merchandise sales	32%	31%	100bps	32%	100bps

Jewelry scrapping sales	1,163	1,181	(2)%	1,300	10%
Jewelry scrapping sales gross profit	212	224	(5)%	236	5%
Gross margin on jewelry scrapping sales	18%	19%	(100)bps	18%	(100)bps

Other revenues	147	(117)	*	169	*
Net revenues	12,484	12,136	3%	14,081	16%

Segment operating expenses:
Operations	8,901	9,024	(1)%	10,076	12%
Depreciation and amortization	660	764	(14)%	748	(2)%
Segment operating contribution	2,923	2,348	24%	3,257	39%

Other segment (income) expenses (a)	(313)	277	*	(292)	*
Segment contribution	$3,236	$2,071	56%	$3,549	71%

Other data:
Net earning assets — continuing operations (b)	$34,926	$34,655	1%	$37,876	9%
Inventory turnover (c)	2.6	2.7	(4)%	2.6	(4)%
Average monthly ending pawn loan balance per store (d)	$67	$66	2%	$74	12%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate (e)	79%	78%	100bps	79%	100bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)
The three months ended March 31, 2017 constant currency balance excludes nominal net foreign currency transaction gains resulting from movement in exchange rates. The three months ended March 31, 2016 includes net foreign currency transaction gains totaling $0.1 million that are not excluded from the above results.

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

The Mexico market continues to be fast-growing and we have plans to open an additional eight de novo stores during the remainder of fiscal 2017. Net revenue increased $0.3 million, or 3% (up $1.9 million, or 16%, on a constant currency basis). The increase in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(0.2)	$—	$(0.2)
New stores and other	0.1	0.2	0.3
Total	$(0.1)	$0.2	$0.1
Change in jewelery scrapping sales gross profit and other revenues			0.2
Total change in net revenue			$0.3

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$0.7	$0.6	$1.3
New stores and other	0.2	0.2	0.4
Total	$0.9	$0.8	$1.7
Change in jewelery scrapping sales gross profit and other revenues			0.3
Total change in net revenue			$2.0
Pawn service charges were down 1% (up 11% on a constant currency basis) primarily as a result of same store growth, offset by foreign currency impacts. We experienced an increase in average pawn loan balances outstanding during the quarter, driven by continued intense focus on market leadership in meeting our customers' desire for cash, offset by foreign currency impacts.
Merchandise sales increased 1% (up 14% on a constant currency basis), with gross margin on merchandise sales of 32%, consistent with recent prior quarters, and 100bps higher than the prior-year quarter. Merchandise sales gross profit increased 4% to $4.7 million (up 17% to $5.3 million on a constant currency basis).
Segment operating expenses decreased to $9.2 million, or 39% of revenues ($10.5 million on a constant currency basis, or 40% of revenues), from $10.1 million or 43% of revenues, primarily due to $0.3 million in interest income on a GAAP basis recorded during the current quarter on outstanding notes receivable. Additionally, we incurred approximately $0.5 million in losses, net of insurance recoveries, on a GAAP basis associated with looting of 12 stores during the current quarter as well as nominal increased security costs (approximately $0.1 million increase on a constant currency basis).

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units' functional currency of primarily Canadian and Australian dollars:

	Three Months Ended March 31,		Percentage Change
	2017	2016

	(in thousands)
Net revenues:
Consumer loan fees and interest	$1,876	$2,027	(7)%
Consumer loan bad debt	(397)	(431)	(8)%
Other revenues, net	—	(1)	(100)%
Net revenues	1,479	1,595	(7)%

Segment operating expenses (income):
Operating expenses	2,053	2,048	—%
Equity in net income of unconsolidated affiliate	(1,243)	(1,877)	(34)%
Segment operating contribution	669	1,424	(53)%

Other segment expenses	41	4	*
Segment contribution	$628	$1,420	(56)%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Segment contribution decreased $0.8 million, or 56%, primarily due to a decrease in earnings from Cash Converters International.
The fair value of our investment in Cash Converters International was $1.2 million below its carrying value as of March 31, 2017 and such fair value has continued to decline through the date of this filing. We have taken impairment charges on such investment in prior periods and continue to monitor the fair value of our investment for other-than-temporary impairments in future reporting periods. We may record an impairment charge should the fair value of our investment remain below its carrying value for an extended period of time.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income (loss) attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended March 31,		Percentage Change
	2017	2016

	(in thousands)
Segment contribution	$33,589	$33,166	1%
Corporate expenses (income):
Administrative	13,283	15,621	(15)%
Depreciation and amortization	2,660	2,744	(3)%
Restructuring	—	(86)	(100)%
Interest expense	5,625	3,874	45%
Interest income	(1,898)	(7)	*
Other expense	239	286	*
Income from continuing operations before income taxes	13,680	10,734	27%
Income tax expense	5,449	8,427	(35)%
Income from continuing operations, net of tax	8,231	2,307	*
Loss from discontinued operations, net of tax	(375)	(78,250)	(100)%
Net income (loss)	7,856	(75,943)	*
Net loss attributable to noncontrolling interest	(167)	(5,131)	(97)%
Net income (loss) attributable to EZCORP, Inc.	$8,023	$(70,812)	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
Administrative expenses decreased $2.3 million, or 15%, due primarily to:

•	A $2.1 million decrease in business and professional fees due to completion of remediation efforts in the prior year; and

•	A $0.4 million reduction in labors costs including the impact of corporate headcount reductions.
Interest expense increased $1.8 million, or 45%, as a result of our Term Loan Facility obtained in September 2016, including accruals of interest in addition to amortization of associated discounts and deferred financings costs. Interest income increased $1.9 million as a result of our notes receivable from the sale of Grupo Finmart, including ordinary accruals of interest in addition to accretion of associated discounts.
Income tax expense decreased $3.0 million, from $8.4 million in the prior-year quarter to $5.4 million in the current quarter, due to discrete tax expense of $3.7 million recorded in the prior-year quarter related to a change in estimate of our fiscal 2015 tax provision, offset by the impacts of a $2.9 million increase in income from continuing operations before income taxes. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate, of which no items were material during the current quarter.
We have substantially eliminated activities associated with our discontinued operations.

Six Months Ended March 31, 2017 vs. Six Months Ended March 31, 2016
U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Six Months Ended March 31,		Change
	2017	2016

	(in thousands)
Net revenues:
Pawn service charges	$120,706	$115,235	5%

Merchandise sales	190,411	186,734	2%
Merchandise sales gross profit	69,664	73,032	(5)%
Gross margin on merchandise sales	37%	39%	(200)bps

Jewelry scrapping sales	17,901	21,199	(16)%
Jewelry scrapping sales gross profit	2,461	3,011	(18)%
Gross margin on jewelry scrapping sales	14%	14%	—

Other revenues	107	242	(56)%
Net revenues	192,938	191,520	1%

Segment operating expenses:
Operations	130,906	124,785	5%
Depreciation and amortization	5,277	6,602	(20)%
Segment operating contribution	56,755	60,133	(6)%

Other segment (income) expenses	(83)	1,659	*
Segment contribution	$56,838	$58,474	(3)%

Other data:
Average monthly ending pawn loan balance per store (a)	$275	$265	4%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate (b)	84%	84%	—

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.
(b)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

Net revenue increased $1.4 million, or 1%. The increase in net revenue attributable to same stores and new stores added since the prior-year six-months is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$4.8	$(3.4)	$1.4
New stores and other	0.7	—	0.7
Total	$5.5	$(3.4)	$2.1
Change in jewelery scrapping sales gross profit and other revenues			(0.7)
Total change in net revenue			$1.4
Pawn service charges increased 5% primarily due to an increase in average pawn loan balances outstanding during the current six-months, driven by continued intense focus on market leadership in meeting our customers' desire for cash.
Merchandise sales increased 2% with gross margin on merchandise sales of 37%, consistent with recent prior periods and within our target range of 35-38%, but 200bps lower than the prior-year six-months. As a result, merchandise sales gross profit decreased 5% to $69.7 million.
Jewelry scrapping sales gross profit remained flat at 1% of current six-months net revenues, in-line with our strategy to sell rather than scrap merchandise. Jewelry margins were stable.
We maintained a consistent level of total segment expenses at 41% of revenues.

Mexico Pawn
The following table presents selected summary financial data from continuing operations for the Mexico Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Six Months Ended March 31,
	2017 (GAAP)	2016 (GAAP)	Change (GAAP)	2017 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$15,399	$15,489	(1)%	$17,804	15%

Merchandise sales	31,340	31,189	—%	36,380	17%
Merchandise sales gross profit	9,862	10,301	(4)%	11,433	11%
Gross margin on merchandise sales	31%	33%	(200)bps	31%	(200)bps

Jewelry scrapping sales	2,116	1,181	79%	2,428	*
Jewelry scrapping sales gross profit	371	224	66%	424	89%
Gross margin on jewelry scrapping sales	18%	19%	(100)bps	17%	(200)bps

Other revenues	278	74	*	323	*
Net revenues	25,910	26,088	(1)%	29,984	15%

Segment operating expenses:
Operations	17,541	20,217	(13)%	20,299	—%
Depreciation and amortization	1,291	1,565	(18)%	1,493	(5)%
Segment operating contribution	7,078	4,306	64%	8,192	90%

Other segment (income) expenses (a)	(373)	799	*	(373)	*
Segment contribution	$7,451	$3,507	*	$8,565	*

Other data:
Average monthly ending pawn loan balance per store (b)	$67	$68	(1)%	$74	9%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate (c)	79%	78%	100bps	79%	100bps

*	Represents an increase or decrease in excess of 100% or not meaningful.
(a)
The six months ended March 31, 2017 constant currency balance excludes nominal net foreign currency transaction gains resulting from movement in exchange rates. The six months ended March 31, 2016 includes nominal net foreign currency transaction losses that are not excluded from the above results.

(b)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.
(c)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

Net revenue decreased $0.2 million, or 1% (up $3.9 million, or 15%, on a constant currency basis). The increase in net revenue attributable to same stores and new stores added since the prior-year six-months is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(0.3)	$(0.4)	$(0.7)
New stores and other	0.2	—	0.2
Total	$(0.1)	$(0.4)	$(0.5)
Change in jewelery scrapping sales gross profit and other revenues			0.3
Total change in net revenue			$(0.2)

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$2.0	$1.1	$3.1
New stores and other	0.3	—	0.3
Total	$2.3	$1.1	$3.4
Change in jewelery scrapping sales gross profit and other revenues			0.5
Total change in net revenue			$3.9
Pawn service charges were down 1% (up 15% on a constant currency basis) primarily as a result of same store growth, offset by foreign currency impacts. We experienced an increase in average pawn loan balances outstanding during the quarter, driven by continued intense focus on market leadership in meeting our customers' desire for cash, offset by foreign currency impacts.
Merchandise sales were flat (up 17% on a constant currency basis), with gross margin on merchandise sales of 31%, consistent with recent prior quarters, but 200bps lower than the prior-year six-months. As a result of the combination of these effects, offset by foreign currency impacts, merchandise sales gross profit decreased 4% to $9.9 million (up 11% to $11.4 million in constant currency).
Segment operating expenses decreased to $18.5 million, or 38% of revenues ($21.4 million, or 38% of revenues, on a constant currency basis) from $22.6 million (47% of revenues) primarily due to a $2.7 million, or 13%, decrease in operations expense ($0.1 million, or 0%, decrease on a constant currency basis), primarily as a result of foreign currency impacts and $$0.4 million in interest income on a GAAP basis recorded during the current six-months on outstanding notes receivable. Additionally, we incurred approximately $0.5 million in losses, net of insurance recoveries, on a GAAP basis associated with looting of 12 stores during the current quarter as well as nominal increased security costs (approximately $0.1 million increase on a constant currency basis).

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units' functional currency of primarily Canadian and Australian dollars:

	Six Months Ended March 31,		Percentage Change
	2017	2016

	(in thousands)
Net revenues:
Consumer loan fees and interest	$3,994	$4,401	(9)%
Consumer loan bad debt	(980)	(1,043)	(6)%
Other revenues, net	—	8	(100)%
Net revenues	3,014	3,366	(10)%

Segment operating expenses (income):
Operating expenses	3,759	3,379	11%
Equity in net income of unconsolidated affiliate	(2,721)	(3,932)	(31)%
Segment operating contribution	1,976	3,919	(50)%

Other segment expenses	40	205	(80)%
Segment contribution	$1,936	$3,714	(48)%
Segment contribution decreased $1.8 million or 48%, primarily due to a decrease in earnings from Cash Converters International.
The fair value of our investment in Cash Converters International was $1.2 million below its carrying value as of March 31, 2017 and such fair value has continued to decline through the date of this filing. We have taken impairment charges on such investment in prior periods and continue to monitor the fair value of our investment for other-than-temporary impairments in future reporting periods. We may record an impairment charge should the fair value of our investment remain below its carrying value for an extended period of time.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income (loss) attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Six Months Ended March 31,		Percentage Change
	2017	2016

	(in thousands)
Segment contribution	$66,225	$65,695	1%
Corporate expenses (income):
Administrative	27,210	35,604	(24)%
Depreciation and amortization	5,735	5,874	(2)%
Restructuring	—	183	(100)%
Interest expense	11,188	7,875	42%
Interest income	(4,447)	(15)	*
Other (income) expense	(189)	263	*
Income from continuing operations before income taxes	26,728	15,911	68%
Income tax expense	10,231	10,185	—%
Income from continuing operations, net of tax	16,497	5,726	*
Loss from discontinued operations, net of tax	(1,603)	(89,935)	(98)%
Net income (loss)	14,894	(84,209)	*
Net loss attributable to noncontrolling interest	(294)	(5,923)	(95)%
Net income (loss) attributable to EZCORP, Inc.	$15,188	$(78,286)	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
Administrative expenses decreased $8.4 million, or 24%, due primarily to:

•	A $7.1 million decrease in business and professional fees due to completion of remediation efforts in the prior year; and

•	A $2.6 million reduction in labors costs including the impact of corporate headcount reductions.
Interest expense increased $3.3 million, or 42%, as a result of our Term Loan Facility obtained in September 2016, including accruals of interest in addition to amortization of associated discounts and deferred financings costs. Interest income increased $4.4 million as a result of our notes receivable from the sale of Grupo Finmart, including ordinary accruals of interest in addition to accretion of associated discounts.
Income tax expense was flat from the prior-year six-months, due to discrete tax expense of $3.7 million recorded in the prior-year six-months related to a change in estimate of our fiscal 2015 tax provision, offset by the impacts of a $10.8 million increase in income from continuing operations before income taxes. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate, of which no items were material during the current quarter.
We have substantially eliminated activities associated with our discontinued operations except for certain remaining immaterial charges associated primarily with ongoing employee service requirements which have not yet been recorded.

Liquidity and Capital Resources
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Six Months Ended March 31,		Percentage Change
	2017	2016

	(in thousands)
Cash flows from operating activities	$17,965	$55,739	(68)%
Cash flows from investing activities	36,472	14,038	*
Cash flows from financing activities	(767)	(49,945)	98%
Effect of exchange rate changes on cash and cash equivalents	692	(3,620)	*
Net increase in cash and cash equivalents	$54,362	$16,212	*

*	Represents an increase or decrease in excess of 100% or not meaningful.
Change in Cash and Cash Equivalents for the Six Months Ended March 31, 2017 vs. Six Months Ended March 31, 2016
The decrease in cash flows from operating activities year over year was due to a $56.1 million decrease from changes in operating assets and liabilities, offset by an $11.6 million increase in net income exclusive of non-cash items due to improved operational results and a $6.7 million decrease in restructuring payments as we have substantially completed all prior restructuring actions. The decrease from changes in operating assets and liabilities was primarily driven by a $34.2 million tax refund received in March 2016 as a result of the carryback of fiscal 2015 tax net operating losses and $15.6 million paid out during the three months ended December 31, 2016 for accrued fiscal 2016 incentive compensation.
The increase in cash flows from investing activities year over year was due to $15.1 million in principal collections on notes receivable, a $3.7 million net increase in proceeds related to loan activities (net loans repaid and recovery of pawn loan principal through sale of forfeited collateral) and a $6.0 million decrease in acquisition expenditures, offset by a $2.3 million increase in additions to property and equipment.
The increase in cash flows from financing activities year over year was primarily due to the elimination of Grupo Finmart activities and deferred expenditures on previous acquisitions.
The net effect of these and other smaller items was a $54.4 million increase in cash on hand during the six months ended March 31, 2017, resulting in a $120.1 million ending cash balance, $10.9 million of which was not available to fund domestic operations as we intend to permanently reinvest those earnings in our foreign operations.
Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2016, we reported that we had $592.8 million in total contractual obligations as of September 30, 2016. There have been no material changes to this total obligation during the current six-month period ended March 31, 2017, other than ordinary fulfillment of obligations.
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
Notes Receivable from Grupo Finmart Divestiture
As of March 31, 2017, we had a total gross outstanding balance on our notes receivable of $75.1 million. We have collected $15.1 million in principal on these notes receivable during the six months ended March 31, 2017 and anticipate an additional principal collection of $30.8 million of these notes receivable during the remainder of fiscal 2017, based on the exchange rate as of March 31, 2017, with the balance to be collected through fiscal 2019. Further, the notes receivable are subject to certain foreign currency impacts as a result of changes in the value of the Mexican dollar relative to the U.S. dollar.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2017 and September 30, 2016; (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2017 and March 31, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2017 and March 31, 2016; (iv) Condensed Consolidated Statement of Stockholders' Equity for the six months ended March 31, 2017; (v) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2017 and March 31, 2016; and (vi) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	May 3, 2017	/s/ David McGuire
David McGuire, Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)