Form 10-Q
period 2017-06-30
EZCORP INC
filed 2017-07-31
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
As of July 26, 2017, 51,326,582 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	June 30, 2017	June 30, 2016	September 30, 2016

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$113,729	$29,380	$65,737
Pawn loans	168,262	160,269	167,329
Pawn service charges receivable, net	30,585	29,643	31,062
Inventory, net	135,053	130,368	140,224
Notes receivable, net	22,024	—	41,946
Current assets held for sale	—	157,554	—
Prepaid expenses and other current assets	31,993	26,577	35,845
Total current assets	501,646	533,791	482,143
Investment in unconsolidated affiliate	41,725	56,843	37,128
Property and equipment, net	53,022	61,201	58,455
Goodwill	254,469	254,273	253,976
Intangible assets, net	32,551	30,569	30,681
Non-current notes receivable, net	41,253	—	41,119
Deferred tax asset, net	36,506	34,170	35,303
Other assets, net	9,145	18,950	44,439
Total assets	$970,317	$989,797	$983,244

Liabilities, temporary equity and equity:
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$64,830	$63,242	$84,285
Current liabilities held for sale	—	130,261	—
Customer layaway deposits	11,091	11,201	10,693
Total current liabilities	75,921	204,704	94,978
Long-term debt, net	260,414	211,421	283,611
Other long-term liabilities	9,680	9,548	10,450
Total liabilities	346,015	425,673	389,039
Commitments and contingencies (Note 7)
Temporary equity:
Redeemable noncontrolling interest	—	(2,378)	—
Total temporary equity	—	(2,378)	—
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million; issued and outstanding: 51,326,582 as of June 30, 2017; 51,019,332 as of June 30, 2016; and 51,129,144 as of September 30, 2016	513	510	511
Class B Voting Common Stock, convertible, par value $.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	322,559	316,565	318,723
Retained earnings	340,256	316,577	319,808
Accumulated other comprehensive loss	(37,921)	(66,974)	(44,089)
EZCORP, Inc. stockholders’ equity	625,437	566,708	594,983
Noncontrolling interest	(1,135)	(206)	(778)
Total equity	624,302	566,502	594,205
Total liabilities, temporary equity and equity	$970,317	$989,797	$983,244
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$97,921	$94,014	$319,672	$311,941
Jewelry scrapping sales	17,641	11,230	37,658	33,631
Pawn service charges	65,878	62,473	201,983	193,197
Other revenues	2,193	2,433	6,572	7,151
Total revenues	183,633	170,150	565,885	545,920
Merchandise cost of goods sold	62,615	60,140	204,840	194,731
Jewelry scrapping cost of goods sold	15,010	9,110	32,195	28,271
Other cost of revenues	453	506	1,433	1,549
Net revenues	105,555	100,394	327,417	321,369
Operating expenses:
Operations	74,246	73,172	226,352	221,446
Administrative	14,095	14,481	41,305	50,085
Depreciation and amortization	5,843	6,274	18,246	20,422
Loss (gain) on sale or disposal of assets	17	(41)	11	641
Restructuring	—	—	—	1,910
Total operating expenses	94,201	93,886	285,914	294,504
Operating income	11,354	6,508	41,503	26,865
Interest expense	5,654	3,936	16,847	12,014
Interest income	(2,053)	(50)	(6,909)	(66)
Equity in net income of unconsolidated affiliate	(1,047)	(1,694)	(3,768)	(5,626)
Other (income) expense	(99)	500	(294)	815
Income from continuing operations before income taxes	8,899	3,816	35,627	19,728
Income tax expense	3,432	1,038	13,663	11,224
Income from continuing operations, net of tax	5,467	2,778	21,964	8,504
Loss from discontinued operations, net of tax	(265)	(9,133)	(1,868)	(99,068)
Net income (loss)	5,202	(6,355)	20,096	(90,564)
Net loss attributable to noncontrolling interest	(58)	(666)	(352)	(6,589)
Net income (loss) attributable to EZCORP, Inc.	$5,260	$(5,689)	$20,448	$(83,975)

Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.10	$0.05	$0.41	$0.16
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.10	$0.05	$0.41	$0.16

Weighted-average basic shares outstanding	54,295	53,980	54,247	54,574
Weighted-average diluted shares outstanding	54,367	54,192	54,310	54,690
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

	(Unaudited)
	(in thousands)
Net income (loss)	$5,202	$(6,355)	$20,096	$(90,564)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income tax (expense) benefit for our investment in unconsolidated affiliate of ($820) and ($290) for the three and nine months ended June 30, 2017 respectively, and ($845) and $969 for the three and nine months ended June 30, 2016, respectively	4,608	(685)	6,163	(12,181)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	22
Other comprehensive income (loss), net of tax	4,608	(685)	6,163	(12,159)
Comprehensive income (loss)	9,810	(7,040)	26,259	(102,723)
Comprehensive loss attributable to noncontrolling interest	(73)	(577)	(357)	(6,870)
Comprehensive income (loss) attributable to EZCORP, Inc.	$9,883	$(6,463)	$26,616	$(95,853)
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2015)
	(in thousands)
Balances as of September 30, 2015	53,696	$537	$310,038	$400,552	$(55,096)	$656,031
Stock compensation	—	—	7,012	—	—	7,012
Release of restricted stock	294	3	—	—	—	3
Excess tax deficiency from stock compensation	—	—	(336)	—	—	(336)
Taxes paid related to net share settlement of equity awards	—	—	(149)	—	—	(149)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	21	21
Foreign currency translation adjustment	—	—	—	—	(11,899)	(11,899)
Net loss attributable to EZCORP, Inc.	—	—	—	(83,975)	—	(83,975)
Balances as of June 30, 2016	53,990	$540	$316,565	$316,577	$(66,974)	$566,708

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	EZCORP, Inc. Stockholders’ Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2016)
	(in thousands)
Balances as of September 30, 2016	54,099	$541	$318,723	$319,808	$(44,089)	$594,983
Stock compensation	—	—	5,126	—	—	5,126
Release of restricted stock	198	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(767)	—	—	(767)
Reclassification of Cash Convertible Notes Warrants to liabilities	—	—	(523)	—	—	(523)
Foreign currency translation adjustment	—	—	—	—	6,168	6,168
Net income attributable to EZCORP, Inc.	—	—	—	20,448	—	20,448
Balances as of June 30, 2017	54,297	$543	$322,559	$340,256	$(37,921)	$625,437
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2017	2016

	(Unaudited)
	(in thousands)
Operating activities:
Net income (loss)	$20,096	$(90,564)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	18,246	21,432
Amortization of debt discount and deferred financing costs	8,595	8,864
Amortization of prepaid commissions	—	10,684
Accretion of notes receivable discount	(2,898)	—
Consumer loan loss provision	1,434	24,157
Deferred income taxes	(871)	(14,234)
Impairment of goodwill	—	73,244
Other adjustments	(48)	(2,002)
Loss on sale or disposal of assets	11	641
Stock compensation	5,145	3,206
Income from investment in unconsolidated affiliate	(3,768)	(5,626)
Changes in operating assets and liabilities:
Service charges and fees receivable	604	8,363
Inventory	1,470	(1,349)
Prepaid expenses, other current assets and other assets	1,261	(4,983)
Accounts payable, accrued expenses and other liabilities	(29,464)	(20,497)
Customer layaway deposits	288	781
Income taxes receivable and payable, current, net of excess tax benefit from stock compensation	9,873	51,990
Payments of restructuring charges	—	(8,367)
Dividends from unconsolidated affiliate	—	2,197
Net cash provided by operating activities	29,974	57,937
Investing activities:
Loans made	(472,676)	(497,255)
Loans repaid	288,833	324,478
Recovery of pawn loan principal through sale of forfeited collateral	187,819	173,710
Additions to property and equipment	(9,340)	(6,470)
Acquisitions, net of cash acquired	—	(6,000)
Principal collections on notes receivable	23,336	—
Net cash provided by (used in) investing activities	17,972	(11,537)
Financing activities:
Taxes paid related to net share settlement of equity awards	(767)	—
Payout of deferred consideration	—	(14,875)
Repurchase of redeemable common stock issued due to acquisitions	—	(11,750)
Proceeds from settlement of forward currency contracts	—	3,557
Change in restricted cash	—	2,710
Proceeds from borrowings, net of issuance costs	—	16,442
Payments on borrowings	—	(63,994)
Net cash used in financing activities	(767)	(67,910)
Effect of exchange rate changes on cash and cash equivalents	813	(6,506)
Net increase (decrease) in cash and cash equivalents	47,992	(28,016)
Cash and cash equivalents at beginning of period	65,737	59,124
Cash and cash equivalents at end of period	$113,729	$31,108
Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$182,682	$179,394
Dividend reinvestment acquisition of additional ownership in unconsolidated affiliate	1,153	—
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
June 30, 2017
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
Our business is subject to seasonal variations, and operating results for the three and nine months ended June 30, 2017 and 2016 (the "current quarter" and "current nine-months" and "prior-year quarter" and "prior-year nine-months," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
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
Reclassifications to Prior Period Financial Statements
Certain reclassifications of prior period amounts have been made. These reclassifications, other than those pertaining to discontinued operations discussed in Note 9, the adoption of Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASUs") discussed below and immaterial corrections for the nine months ended June 30, 2016 discussed in "Part II, Item 8 — Financial Statements and Supplementary Data — Note 2" of our Annual Report on Form 10-K for the year ended September 30, 2016, were made to conform to the current period presentation.
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
Recently Adopted Accounting Policies

•
We early adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting during the quarter ended December 31, 2016. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, calculation of the dilutive impact of awards, classification of awards as either equity or liabilities and classification on the statement of cash flows. We prospectively applied the requirement to present excess tax benefits as an operating activity on the statement of cash flows. Further, we continue to estimate the number of award forfeitures in recording costs for share-based awards. The financial impact of adopting ASU 2016-09 was a $0.4 million income tax benefit during the three and nine months ended June 30, 2017 for excess tax benefits on vested awards which previously would have been recorded to "Additional paid-in capital" prior to adoption of ASU 2016-09.

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

Recently Issued Accounting Pronouncements and Significant Accounting Policies

•
In March 2016, the FASB issued ASU 2016-06, Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments a consensus of the FASB Emerging Issues Task Force. This ASU clarifies what steps are required when assessing whether the economic characteristics and risks of call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative. Early adoption is permitted based upon guidance issued within the ASU and we plan to adopt the ASU in our fourth quarter of fiscal 2017. We do not anticipate that the adoption of ASU 2016-06 will have a material effect on our financial position, results of operations or cash flows.

•
In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718). This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted based upon guidance issued within the ASU. A reporting entity should apply the amendment to awards modified after the adoption date on a prospective basis. We do not anticipate that the adoption of ASU 2017-09 will have a material effect on our financial position, results of operations or cash flows.

•
In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. This ASU eliminates Step 2 from the goodwill impairment test which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new standard, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, without exceeding the total amount of goodwill allocated to that reporting unit. The provisions of this ASU are effective for fiscal years beginning after December 15, 2019, and any interim goodwill impairment tests within those fiscal years. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. A reporting entity should apply the amendment on a prospective basis. We currently anticipate adoption of ASU 2017-04 in the fourth quarter of our fiscal 2017 with no anticipated material impact on our consolidated financial position, results of operations or cash flows.

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The provisions of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted based upon guidance issued within the ASU. Although we are in the process of evaluating the impact of adopting ASU 2016-02 on our consolidated financial position, results of operations and cash flows, we anticipate a material impact on our consolidated financial position. Additionally, we are evaluating the disclosure requirements under this ASU and are identifying and preparing to implement changes to our accounting policies, practices and controls to support adoption of the ASU and are evaluating upgrades to our third party software solution concurrently with our adoption. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption of the ASU which is effective for our fiscal 2020.

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

NOTE 2: EARNINGS PER SHARE
Components of basic and diluted earnings per share and excluded antidilutive potential common shares are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2017	2016	2017	2016

	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP (A)	$5,525	$2,904	$22,316	$8,954
Loss from discontinued operations, net of tax (B)	(265)	(8,593)	(1,868)	(92,929)
Net income (loss) attributable to EZCORP (C)	$5,260	$(5,689)	$20,448	$(83,975)

Weighted-average outstanding shares of common stock (D)	54,295	53,980	54,247	54,574
Dilutive effect of restricted stock	72	212	63	116
Weighted-average common stock and common stock equivalents (E)	54,367	54,192	54,310	54,690

Basic earnings (loss) per share attributable to EZCORP:
Continuing operations (A / D)	$0.10	$0.05	$0.41	$0.16
Discontinued operations (B / D)	—	(0.16)	(0.03)	(1.70)
Basic earnings (loss) per share (C / D)	$0.10	$(0.11)	$0.38	$(1.54)

Diluted earnings (loss) per share attributable to EZCORP:
Continuing operations (A / E)	$0.10	$0.05	$0.41	$0.16
Discontinued operations (B / E)	—	(0.16)	(0.03)	(1.70)
Diluted earnings (loss) per share (C / E)	$0.10	$(0.11)	$0.38	$(1.54)

Potential common shares excluded from the calculation of diluted earnings (loss) per share above:
Restricted stock*	2,418	2,109	2,435	1,259
Warrants**	12,138	14,317	12,138	14,317
Total potential common shares excluded	14,556	16,426	14,573	15,576

*
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

**	See Note 5 for discussion of the terms and conditions of these potential common shares and Note 10 for settlement of a portion of the Cash Convertible Notes Warrants subsequent to June 30, 2017.

NOTE 3: STRATEGIC INVESTMENTS
As of June 30, 2017, we owned 156,552,484 shares, or approximately 32%, of our unconsolidated affiliate Cash Converters International Limited ("Cash Converters International"). The following tables present summary financial information for Cash Converters International’s most recently reported results as of June 30, 2017 after translation to U.S. dollars:

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

During the nine months ended June 30, 2017, the fair value of our investment in Cash Converters International declined below its carrying value. We considered the guidance in FASB Accounting Standards Codification ("ASC") 320-10-S99-1 in evaluating whether the impairment was other-than-temporary and whether to measure and recognize any other-than-temporary impairment. We noted the primary factors in determining that the decline in fair value was not other-than-temporary were the length of time and the extent to which the market value has been less than cost as well as our intent and ability to hold our investment in Cash Converters International for a period of time sufficient to allow for any anticipated recovery in market value. We do not believe the decline in fair value is other-than-temporary.
We continue to monitor the fair value of our investment in Cash Converters International for other-than-temporary impairments in future reporting periods and may record an impairment charge should the fair value of our investment in Cash Converters International remain below its carrying value for an extended period of time. We have previously recorded impairments on our investment in Cash Converters International in fiscal 2016 and 2015. See Note 4 for the fair value and carrying value of our investment in Cash Converters International.

NOTE 4: FAIR VALUE MEASUREMENTS
In accordance with ASC 820-10, our assets and liabilities discussed below are classified in one of the following three categories based on the inputs used to develop their fair values: Level 1 — Quoted market prices in active markets for identical assets or liabilities; Level 2 — Other observable market-based inputs or unobservable inputs that are corroborated by market data; and Level 3 — Unobservable inputs that are not corroborated by market data.
Recurring Fair Value Measurements
The tables below present our financial assets (liabilities) that were carried and measured at fair value on a recurring basis, exclusive of amounts attributable to Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), which we divested in September 2016:

Financial Assets (Liabilities)	Balance Sheet Location	June 30, 2017	June 30, 2016	September 30, 2016

		(in thousands)
Guarantee asset — Level 3	Prepaid expenses and other current assets	$298	$—	$1,209
Guarantee liability — Level 3	Accounts payable, accrued expenses and other current liabilities	(310)	—	(1,258)
Cash Convertible Notes Hedges — Level 2	Other assets, net	5,900	16,200	37,692
Cash Convertible Notes Embedded Derivative — Level 2	Long-term debt, net	(5,900)	(16,200)	(37,692)
Cash Convertible Notes Warrants — Level 3	Accounts payable, accrued expenses and other current liabilities	(523)	—	—
We initially measured the guarantee asset and liability at fair value and are subsequently amortizing the guarantees based upon the principal payments received on the associated notes receivable, which approximates the fair value of the guarantees on a recurring basis. See discussion of settlement subsequent to June 30, 2017 in Note 10.
We measured the fair value of the Cash Convertible Notes Hedges and the Cash Convertible Notes Embedded Derivative using the Black-Scholes-Merton model based on observable Level 1 and Level 2 inputs such as conversion price of underlying shares, current share price, implied volatility, risk free interest rate and other factors. As of June 30, 2017 the volatility input was revised downward to 44% based on observed market inputs. As of June 30, 2016 and September 30, 2016 these inputs included volatilities of 53% to 55%.
We executed agreements dated as of June 29, 2017 to cash settle a portion of the Cash Convertible Notes Hedges and Cash Convertible Notes Warrants pertaining to the partial repayment of the Cash Convertible Notes in July 2017. Based on the negotiated cash settlement amount with our counterparties in July 2017, we realized a volatility of approximately 32% to 34%, reducing the amount received on the amounts recorded above as of June 30, 2017. As of June 30, 2017, we reclassified the portion of Cash Convertible Notes Warrants which were cash settled in July 2017 from equity to a liability at its current fair value, including inputs for current share price and trading volume. See Note 5 and Note 10 for additional discussion.
There were no transfers in or out of Level 1 or Level 2 for financial assets or liabilities measured at fair value on a recurring basis during the periods presented.

Financial Assets and Liabilities Not Measured at Fair Value
The tables below present our financial assets and liabilities that were not measured at fair value (including those discussed below the following tables) on a recurring basis, exclusive of amounts attributable to Grupo Finmart:

	Carrying Value	Estimated Fair Value
	June 30, 2017	June 30, 2017	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$63,277	$65,570	$—	$—	$65,570
Investment in unconsolidated affiliate	41,725	37,306	37,306	—	—

Financial liabilities:
Cash Convertible Notes	$206,279	$218,500	$—	$218,500	$—
Term Loan Facility	48,235	48,159	—	—	48,159

	Carrying Value	Estimated Fair Value
	June 30, 2016	June 30, 2016	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Investment in unconsolidated affiliate	$56,843	$49,149	$49,149	$—	$—

Financial liabilities:
Cash Convertible Notes	$195,221	$190,762	$—	$190,762	$—

	Carrying Value	Estimated Fair Value
	September 30, 2016	September 30, 2016	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$83,065	$83,065	$—	$—	$83,065
Investment in unconsolidated affiliate	37,128	37,128	37,128	—	—

Financial liabilities:
Cash Convertible Notes	$197,954	$227,332	$—	$227,332	$—
Term Loan Facility	47,965	48,688	—	—	48,688
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
We measured the fair value of the notes receivable under a discounted cash flow approach considering the synthetic credit ratings for Grupo Finmart and Alpha Holding, S.A. de C.V. (“AlphaCredit”), as applicable and as determined with external consultation, with discount rates ranging primarily from 8% to 15%. Certain of the significant inputs used for the valuation were not observable in the market. Significant increases or decreases in the underlying assumptions used to value the notes receivable could significantly increase or decrease these fair value estimates.
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
We measured the fair value of the Term Loan Facility under a discounted cash flow approach considering our synthetic credit rating, including inputs that are not observable in the market, with discount rates up to approximately 9%. A 50 basis point increase or decrease in the calculated credit spread based on our underlying synthetic credit rating would increase or decrease the fair value of our Term Loan Facility by approximately $1.2 million. The fair value of the Term Loan Facility approximated its carrying value, inclusive of issuance costs and exclusive of deferred financing costs, as of September 30, 2016. See Note 5 and Note 10 for additional discussion.
Notes Receivable from Grupo Finmart Divestiture
Subsequent to the sale of Grupo Finmart in September 2016, we determined that we retained a variable interest in Grupo Finmart, including notes receivable and a guarantee liability of the future cash outflows of certain Grupo Finmart foreign exchange forward contracts with a backup guarantee provided by AlphaCredit for any payments we make under the guarantee. We determined that we are not the primary beneficiary of Grupo Finmart subsequent to its disposition as we lack a controlling financial interest in Grupo Finmart. As of June 30, 2017, we had a total gross outstanding balance on our notes receivable of $67.1 million. We have collected $8.2 million and $23.3 million, respectively, in principal on these notes receivable during the three and nine months ended June 30, 2017.
The following table presents the carrying amount and classification of the assets and liabilities pertaining to our variable interest compared to the maximum exposure to loss for each asset and liability:

		June 30, 2017		September 30, 2016
Instrument	Balance Sheet Location	Asset (Liability) Recorded in Consolidated Balance Sheet	Maximum Exposure to Loss	Asset (Liability) Recorded in Consolidated Balance Sheet	Maximum Exposure to Loss

Notes receivable	Notes receivable, net (including discount of $3.8 million and $6.7 million as of June 30, 2017 and September 30, 2016, respectively)	$63,277	$63,277	$83,065	$83,065
Guarantee asset	Prepaid expenses and other current assets	298	—	1,209	—
Guarantee liability*	Accounts payable, accrued expenses and other current liabilities	(310)	—	(1,258)	—

*
Maximum exposure to loss under the guarantee liability was $6.2 million and $25.3 million as of June 30, 2017 and September 30, 2016, respectively. However such amount is included within the maximum exposure to loss for the notes receivable above, as the guarantee liability is a guarantee by us of Grupo Finmart’s repayment of our notes receivable owed by Grupo Finmart. See discussion of repayment subsequent to June 30, 2017 in Note 10.

NOTE 5: LONG-TERM DEBT
The following tables present our long-term debt instruments outstanding as well as future principal payments due, exclusive of amounts attributable to Grupo Finmart:

	June 30, 2017			June 30, 2016			September 30, 2016
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
2.125% Cash convertible senior notes due 2019	$230,000	$(23,721)	$206,279	$230,000	$(34,779)	$195,221	$230,000	$(32,046)	$197,954
Cash convertible senior notes due 2019 embedded derivative	5,900	—	5,900	16,200	—	16,200	37,692	—	37,692
Term loan facility	50,000	(1,765)	48,235	—	—	—	50,000	(2,035)	47,965
	$285,900	$(25,486)	$260,414	$246,200	$(34,779)	$211,421	$317,692	$(34,081)	$283,611

	Principal Payment Schedule
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
2.125% Cash convertible senior notes due 2019 (a) (b)	$230,000	$—	$230,000	$—	$—
Term loan facility (b)	50,000	—	—	—	50,000
	$280,000	$—	$230,000	$—	$50,000

(a)	Excludes the potential impact of the embedded derivative.

(b)	See discussion of repayments subsequent to June 30, 2017 in Note 10.
Term Loan Facility up to $100 Million
On September 12, 2016 (the “Closing Date”), EZCORP, Inc. (as borrower) and certain of its subsidiaries (as guarantors) entered into a “Financing Agreement” with certain lenders (the “Lenders”) and Fortress Credit Co LLC (as collateral and administrative agent for the Lenders). The Financing Agreement provides for a senior secured credit facility in an aggregate principal amount of $100 million, subject to various terms and conditions contained in the Financing Agreement. The credit facility (“Term Loan Facility”) consists of an Initial Term Loan of $50 million that was drawn on the Closing Date and a Delayed Draw Term Loan of $50 million.
Borrowings under the facility bear interest at an annual rate initially equal to the London Interbank Offered Rate (“LIBOR”) plus 7.5% or, at our election, a “Reference Rate” plus 6.5%. The LIBOR is subject to a floor of 1% and the Reference Rate is subject to a floor of 3%. We pay a monthly fee of 2.75% per annum on the average daily unused portion of the Delayed Draw Term Loan facility and a quarterly loan servicing fee of $15,000.
The Term Loan Facility was repaid in full and terminated subsequent to June 30, 2017. See Note 10.
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
Prior to December 15, 2018, the Cash Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the Maturity Date. At maturity, the holders of the Cash Convertible Notes will be entitled to receive cash equal to the principal amount of the Cash Convertible Notes plus unpaid accrued interest. See discussion of partial repayment subsequent to June 30, 2017 in Note 10.
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
As of June 30, 2017, no triggering events occurred for of the note holders to elect to convert their Cash Convertible Notes. Subsequent to June 30, 2017, we repurchased and retired $35.0 million aggregate principal amount of Cash Convertible Notes, leaving $195.0 million aggregate principal amount outstanding. See Note 10.
Cash Convertible Notes Hedges
In connection with the issuance of the Cash Convertible Notes, we purchased cash-settled call options (the “Cash Convertible Notes Hedges”) in privately negotiated transactions with certain of the initial purchasers or their affiliates (in this capacity, the “Option Counterparties”). The Cash Convertible Notes Hedges provide us with the option to acquire, on a net settlement basis, approximately 14.3 million shares of our Class A Common Stock at a strike price of $16.065, which is equal to the number of shares of our Class A Common Stock that notionally underlie the Cash Convertible Notes and corresponds to the Conversion Price of the Cash Convertible Notes. The Cash Convertible Notes Hedges have an expiration date that is the same as the Maturity Date of the Cash Convertible Notes, subject to earlier exercise. The Cash Convertible Notes Hedges have customary anti-dilution provisions similar to the Cash Convertible Notes. If we exercise the Cash Convertible Notes Hedges, the aggregate amount of cash we will receive from the Option Counterparties will cover the aggregate amount of cash that we would be required to pay to the holders of the converted Cash Convertible Notes, less the principal amount thereof. As of June 30, 2017, we have not purchased any shares under the Cash Convertible Notes Hedges.
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
Subsequent to June 30, 2017, in connection with our repurchase and retirement of $35.0 million aggregate principal amount of Cash Convertible Notes, we settled and terminated the portion of the Cash Convertible Notes Hedges associated with the retired Cash Convertible Notes principal. See Note 10.
Cash Convertible Notes Warrants
In connection with the issuance of the Cash Convertible Notes, we also sold net-share-settled warrants (the “Cash Convertible Notes Warrants”) in privately negotiated transactions with the Option Counterparties for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share, for total proceeds of $25.1 million, net of issuance costs, which was recorded as an increase in stockholders' equity. The Cash Convertible Notes Warrants have customary anti-dilution provisions similar to the Cash Convertible Notes. As a result of the Cash Convertible Notes Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter. The Cash Convertible Notes Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the Cash Convertible Notes Warrants, we will issue shares of Class A Common Stock to the purchasers of the Cash Convertible Notes Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement. As of June 30, 2017, there were 12.1 million Cash Convertible Notes Warrants outstanding. Subsequent to June 30, 2017, in connection with our repurchase and retirement of $35.0 million aggregate principal amount of Cash Convertible Notes, we settled and terminated the portion of the Cash Convertible Notes Warrants associated with the retired Cash Convertible Notes principal. See Note 10.
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
In November and December 2016, we granted 919,898 restricted stock unit awards to employees and 72,500 restricted stock awards to non-employee directors with a grant date fair value of primarily $9.60 per share. Our long-term incentive awards are generally granted based on our share price as of October 1 each year, which was $11.06 for these fiscal 2017 awards. The awards granted to employees vest on September 30, 2019 subject to the achievement of certain performance targets. As of June 30, 2017, we considered the achievement of these performance targets probable. The awards granted to non-employee directors vest over two years, 50% on September 30, 2017 and 50% on September 30, 2018 and are subject only to service conditions.
NOTE 7: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. We are unable to determine the ultimate outcome of any current litigation or regulatory actions. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations or liquidity. Except as noted below, we have not recorded a liability for any of these matters as of June 30, 2017 because we do not believe at this time that any loss is probable or that the amount of any probable loss can be reasonably estimated. The following is a description of significant proceedings.
Shareholder derivative litigation — On July 28, 2014, Lawrence Treppel, a purported holder of Class A Common Stock, filed a derivative action in the Court of Chancery of the State of Delaware styled Treppel v. Cohen, et al. (C.A. No. 9962-VCP). The complaint, as originally filed and as amended on September 23, 2014, names as defendants Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Voting Common Stock; several current and former members of our Board of Directors (Joseph J. Beal, Sterling B. Brinkley, John Farrell, Pablo Lagos Espinosa, William C. Love, Thomas C. Roberts and Paul E. Rothamel); three entities controlled by Mr. Cohen (MS Pawn Limited Partnership, the record holder of our Class B Voting Common Stock; MS Pawn Corporation, the general partner of MS Pawn Limited Partnership; and Madison Park LLC); and EZCORP, Inc., as nominal defendant. The amended complaint asserts the following claims:

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
We intend to continue to defend vigorously against the claims asserted in the lawsuit. Although the lawsuit does not seek relief against the Company, we have certain indemnification obligations to the other defendants (including Madison Park and Mr. Cohen), which obligations include the payment of attorney's fees in advance of the outcome. We cannot predict the outcome of this lawsuit, or the amount of time and expense that will be required to resolve it.
Federal securities litigation (SDNY) — On August 22, 2014, Jason Close, a purported holder of Class A Common Stock, for himself and on behalf of other similarly situated holders of Class A Common Stock, filed a lawsuit in the United States District Court for the Southern District of New York styled Close v. EZCORP, Inc., et al. (Case No. 1:14-cv-06834-ALC). That lawsuit named as defendants EZCORP, Inc., Paul. E. Rothamel (the Company's former Chief Executive Officer) and Mark Kuchenrither (the Company's former Chief Financial Officer). That lawsuit was consolidated with a similar lawsuit filed in the same court on October 17, 2014 by the Automotive Machinists Pension Plan and styled Automotive Machinists Pension Plan v. EZCORP, Inc., et al. (Case No. 1:14-cv-8349-ALC). On November 18, 2014, the court consolidated the two lawsuits under the caption In Re EZCORP, Inc. Securities Litigation (Case No. 1:14-cv-06834-ALC).
The Consolidated Amended Class Action Complaint asserted certain violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as well as Rule 10b-5 promulgated thereunder. On March 31, 2016, the Court, in response to the defendants' motions to dismiss, dismissed certain of the claims, but other claims survived the motions to dismiss.
On November 23, 2016, the parties agreed to a mediated settlement of all remaining claims. The settlement provides for the payment of $5.9 million by the defendants, which was covered by applicable directors’ and officers’ liability insurance. Following a Settlement Hearing on April 25, 2017, the Court entered an order to approve the settlement and dismiss the case.
Federal Securities Litigation (WDT) — On July 20, 2015, Wu Winfred Huang, a purported holder of Class A Common Stock, for himself and on behalf of other similarly situated holders of Class A Common Stock, filed a lawsuit in the United States

District Court for the Western District of Texas styled Huang v. EZCORP, Inc., et al. (Case No. 1:15-cv-00608-SS). The complaint names as defendants EZCORP, Inc., Stuart I. Grimshaw (our chief executive officer) and Mark E. Kuchenrither (our former chief financial officer) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The original complaint related to the Company’s announcement on July 17, 2015 that it will restate the financial statements for fiscal 2014 and the first quarter of fiscal 2015, and alleged generally that the Company issued materially false or misleading statements concerning the Company, its finances, business operations and prospects and that the Company misrepresented the financial performance of the Grupo Finmart business.
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
On May 8, 2017, the Court granted the defendants’ motion to dismiss with regard to claims related to accounting errors relating to Grupo Finmart’s bad debt reserve calculations for “nonperforming” loans, but denied the motion to dismiss with regard to claims relating to accounting errors related to certain sales of loan portfolios to third parties. The case is now in the discovery stage. We cannot predict the outcome of the litigation, but we intend to defend vigorously against all allegations and claims.
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

	Three Months Ended June 30, 2017
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$82,714	$15,207	$—	$97,921	$—	$97,921
Jewelry scrapping sales	17,257	384	—	17,641	—	17,641
Pawn service charges	56,774	9,104	—	65,878	—	65,878
Other revenues	50	179	1,964	2,193	—	2,193
Total revenues	156,795	24,874	1,964	183,633	—	183,633
Merchandise cost of goods sold	52,488	10,127	—	62,615	—	62,615
Jewelry scrapping cost of goods sold	14,674	336	—	15,010	—	15,010
Other cost of revenues	—	—	453	453	—	453
Net revenues	89,633	14,411	1,511	105,555	—	105,555
Segment and corporate expenses (income):
Operations	63,593	8,898	1,755	74,246	—	74,246
Administrative	—	—	—	—	14,095	14,095
Depreciation and amortization	2,210	619	44	2,873	2,970	5,843
Loss (gain) on sale or disposal of assets	20	(3)	—	17	—	17
Interest expense	—	2	—	2	5,652	5,654
Interest income	—	(480)	—	(480)	(1,573)	(2,053)
Equity in net income of unconsolidated affiliate	—	—	(1,047)	(1,047)	—	(1,047)
Other income	(5)	(24)	(68)	(97)	(2)	(99)
Segment contribution	$23,815	$5,399	$827	$30,041
Income from continuing operations before income taxes				$30,041	$(21,142)	$8,899

	Three Months Ended June 30, 2016
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$79,826	$14,187	$1	$94,014	$—	$94,014
Jewelry scrapping sales	10,918	312	—	11,230	—	11,230
Pawn service charges	54,395	8,078	—	62,473	—	62,473
Other revenues	39	157	2,237	2,433	—	2,433
Total revenues	145,178	22,734	2,238	170,150	—	170,150
Merchandise cost of goods sold	50,586	9,554	—	60,140	—	60,140
Jewelry scrapping cost of goods sold	8,845	265	—	9,110	—	9,110
Other cost of revenues	—	—	506	506	—	506
Net revenues	85,747	12,915	1,732	100,394	—	100,394
Segment and corporate expenses (income):
Operations	62,733	8,744	1,695	73,172	—	73,172
Administrative	—	—	—	—	14,481	14,481
Depreciation and amortization	2,888	720	56	3,664	2,610	6,274
Loss on sale or disposal of assets	(51)	(13)	—	(64)	23	(41)
Interest expense	—	25	—	25	3,911	3,936
Interest income	(1)	(23)	—	(24)	(26)	(50)
Equity in net income of unconsolidated affiliate	—	—	(1,694)	(1,694)	—	(1,694)
Other expense (income)	—	759	—	759	(259)	500
Segment contribution	$20,178	$2,703	$1,675	$24,556
Income from continuing operations before income taxes				$24,556	$(20,740)	$3,816

	Nine Months Ended June 30, 2017
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$273,125	$46,547	$—	$319,672	$—	$319,672
Jewelry scrapping sales	35,158	2,500	—	37,658	—	37,658
Pawn service charges	177,480	24,503	—	201,983	—	201,983
Other revenues	157	457	5,958	6,572	—	6,572
Total revenues	485,920	74,007	5,958	565,885	—	565,885
Merchandise cost of goods sold	173,235	31,605	—	204,840	—	204,840
Jewelry scrapping cost of goods sold	30,114	2,081	—	32,195	—	32,195
Other cost of revenues	—	—	1,433	1,433	—	1,433
Net revenues	282,571	40,321	4,525	327,417	—	327,417
Segment and corporate expenses (income):
Operations	194,499	26,439	5,414	226,352	—	226,352
Administrative	—	—	—	—	41,305	41,305
Depreciation and amortization	7,487	1,910	144	9,541	8,705	18,246
Loss (gain) on sale or disposal of assets	(54)	65	—	11	—	11
Interest expense	—	7	—	7	16,840	16,847
Interest income	—	(889)	—	(889)	(6,020)	(6,909)
Equity in net income of unconsolidated affiliate	—	—	(3,768)	(3,768)	—	(3,768)
Other income	(14)	(61)	(28)	(103)	(191)	(294)
Segment contribution	$80,653	$12,850	$2,763	$96,266
Income from continuing operations before income taxes				$96,266	$(60,639)	$35,627

	Nine Months Ended June 30, 2016
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$266,560	$45,376	$5	$311,941	$—	$311,941
Jewelry scrapping sales	32,117	1,493	21	33,631	—	33,631
Pawn service charges	169,630	23,567	—	193,197	—	193,197
Other revenues	281	231	6,639	7,151	—	7,151
Total revenues	468,588	70,667	6,665	545,920	—	545,920
Merchandise cost of goods sold	164,288	30,442	1	194,731	—	194,731
Jewelry scrapping cost of goods sold	27,033	1,222	16	28,271	—	28,271
Other cost of revenues	—	—	1,549	1,549	—	1,549
Net revenues	277,267	39,003	5,099	321,369	—	321,369
Segment and corporate expenses (income):
Operations	187,518	28,961	4,967	221,446	—	221,446
Administrative	—	—	—	—	50,085	50,085
Depreciation and amortization	9,489	2,285	163	11,937	8,485	20,422
Loss on sale or disposal of assets	502	116	—	618	23	641
Restructuring	982	543	202	1,727	183	1,910
Interest expense	125	103	—	228	11,786	12,014
Interest income	(2)	(23)	—	(25)	(41)	(66)
Equity in net income of unconsolidated affiliate	—	—	(5,626)	(5,626)	—	(5,626)
Other expense	—	808	3	811	4	815
Segment contribution	$78,653	$6,210	$5,390	$90,253
Income from continuing operations before income taxes				$90,253	$(70,525)	$19,728
NOTE 9: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION AND DISCONTINUED OPERATIONS
Supplemental Consolidated Financial Information
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

	June 30, 2017	June 30, 2016	September 30, 2016

	(in thousands)
Gross pawn service charges receivable	$41,533	$39,688	$41,458
Allowance for uncollectible pawn service charges receivable	(10,948)	(10,045)	(10,396)
Pawn service charges receivable, net	$30,585	$29,643	$31,062

Gross inventory	$141,510	$135,807	$146,367
Inventory reserves	(6,457)	(5,439)	(6,143)
Inventory, net	$135,053	$130,368	$140,224

Property and equipment, gross	$215,823	$210,005	$210,309
Accumulated depreciation	(162,801)	(148,804)	(151,854)
Property and equipment, net	$53,022	$61,201	$58,455

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
The following table presents the reconciliation of the major line items constituting "Loss from discontinued operations, net of tax" of Grupo Finmart and other operations discontinued prior to the adoption of ASU 2014-08 that are presented in the condensed consolidated statements of operations:

	Three Months Ended June 30, 2016	Nine Months Ended June 30, 2016

	(in thousands)
Revenues	$11,761	$36,345
Consumer loan bad debt	(6,201)	(26,444)
Operations expense	(9,489)	(100,347)
Interest expense, net	(3,943)	(13,255)
Depreciation, amortization and other expenses	(4,597)	(6,234)
Loss from discontinued operations before income taxes of Grupo Finmart	(12,469)	(109,935)
Income tax benefit	2,746	11,609
Income (loss) from discontinued operations, net of tax of operations discontinued prior to the adoption of ASU 2014-08*	590	(742)
Loss from discontinued operations, net of tax	$(9,133)	$(99,068)

Loss from discontinued operations, net of tax of Grupo Finmart	$(9,723)	$(98,326)
Loss from discontinued operations, net of tax of Grupo Finmart attributable to noncontrolling interest	540	6,140
Loss from discontinued operations, net of tax of Grupo Finmart attributable to EZCORP, Inc.	$(9,183)	$(92,186)

*	Includes revenues of $2.1 million for the three and nine months ended June 30, 2016.
Cash flows from Grupo Finmart operating and investing activities for the three months ended June 30, 2016 were $2.3 million and $4.4 million, respectively, and $9.4 million and $4.6 million, respectively for the nine months ended June 30, 2016, with immaterial cash flows from Grupo Finmart operating and investing activities for the three and nine months ended June 30, 2017.
The following table presents the reconciliation of the carrying amounts of major classes of assets and liabilities, net of intercompany liabilities, of Grupo Finmart that are classified as held for sale presented in the condensed consolidated balance sheets as of June 30, 2016, in thousands:

Cash and cash equivalents	$1,728
Consumer loans and non-current consumer loans, net	71,409
Consumer loan fees and interest receivable, net	11,390
Goodwill, intangible assets and property and equipment, net	10,285
Prepaid expenses, other current assets, deferred tax assets and other assets, net	62,742
Total assets classified as held for sale	$157,554

Current maturities of long-term debt	$80,248
Accounts payable, accrued expenses and other current liabilities	13,732
Long-term debt, less current maturities, net and other long-term liabilities	36,281
Total liabilities classified as held for sale	$130,261

NOTE 10: SUBSEQUENT EVENTS
2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “Convertible Notes”). All of the Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the "2017 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing on January 1, 2018, and will mature on July 1, 2024 (the "2024 Maturity Date"), unless earlier converted, redeemed or repurchased in accordance with their terms prior to such date. At maturity, the holders of the Convertible Notes will be entitled to receive cash equal to the principal amount of the Convertible Notes plus unpaid accrued interest.
The Convertible Notes are convertible into cash or shares of Class A Common Stock, or any combination thereof, at our option subject to satisfaction of certain conditions and during the periods described below, based on an initial conversion rate of 100 shares of Class A Common Stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of $10.00 per share of our Class A Common Stock). The conversion rate will not be adjusted for any accrued and unpaid interest. The Convertible Notes contain certain make-whole fundamental change premiums and customary anti-dilution adjustments.
Prior to January 1, 2024, the Convertible Notes will be convertible only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2017 (and only during such fiscal quarter), if the last reported sale price of our Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price, as defined in the 2017 Indenture, per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A Common Stock and the conversion rate on such trading day; (3) if we call any or all of the Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, as defined in the 2017 Indenture. On or after January 1, 2024 until the close of business on the business day immediately preceding the 2024 Maturity Date, holders of Convertible Notes may, at their option, convert their Convertible Notes at any time, regardless of the foregoing circumstances.
We may not redeem the Convertible Notes prior to July 6, 2021. At our option, we may redeem for cash all or any portion of the Convertible Notes on or after July 6, 2021, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Repayment of Term Loan Facility and Partial Repayment of Cash Convertible Notes
In July 2017, we used approximately $51.6 million of net proceeds from the Convertible Notes offering, described above, to repay all outstanding borrowings under the Term Loan Facility (described in Note 5) and terminated that facility, including the undrawn Delayed Draw Term Loan commitment. In connection with the termination of the Term Loan Facility, the lenders have released, or are in the process of releasing, all related security interests in our assets.
Further, we used approximately $34.4 million of net proceeds from the Convertible Notes offering to repurchase and retire $35.0 million aggregate principal amount of Cash Convertible Notes. In connection with the repurchase and retirement of Cash Convertible Notes, we entered into agreements dated as of June 29, 2017 to cash settle a proportionate amount of Cash Convertible Notes Hedges and Cash Convertible Notes Warrants corresponding to the repurchased and retired Cash Convertible Notes. In July 2017 we received $0.6 million in connection with the partial settlement of the Cash Convertible Notes Hedges and paid $0.5 million in connection with the settlement of 2.2 million of the outstanding Cash Convertible Notes Warrants. The remaining net proceeds of approximately $54.0 million from the Convertible Notes offering after the repayments discussed above will increase our general cash reserves and provide additional capital to potentially add to our earnings capacity as we consider attractive acquisition opportunities. We expect to record one-time charges of approximately $5 million in the fourth quarter of fiscal 2017 related to these transactions.
Early Repayment of Notes Receivable
In July 2017, we received $6.2 million, including interest, for repayment of certain of our notes receivable that we received in connection with our sale of Grupo Finmart to Alpha Credit in September 2016. The repaid promissory notes were originally scheduled to be repaid July 2017 through December 2017, including early repayment of principal of $5.3 million. As a result of the early repayment, we will write-off the remaining associated guarantee asset and liability resulting in a nil impact to our condensed consolidated statements of operations in the fourth quarter of fiscal 2017.
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
Growth and Expansion
We plan to expand the number of locations we operate through opening new (“de novo”) locations and through acquisitions. We believe there are growth opportunities with de novo stores in Mexico and pawn store acquisitions in both Latin America and in the U.S. Our ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, local zoning ordinances, access to capital, availability of qualified personnel and the attainment of internal return on investment hurdles.
Seasonality and Quarterly Results
Historically, pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season in our third fiscal quarter, with balances peaking in our fourth and first fiscal quarters. Loan balances are generally lower in our second fiscal quarter. Merchandise sales are highest in the first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the availability of tax refunds in the United States. Generally, our earnings per share are the lowest during our third fiscal quarter.
Store Data by Segment

	Three Months Ended June 30, 2017
	Company-owned Stores
	U.S. Pawn	Mexico Pawn	Other International	Consolidated

As of March 31, 2017	517	240	27	784
New locations opened	—	4	—	4
Locations sold, combined or closed	(2)	—	—	(2)
As of June 30, 2017	515	244	27	786

	Three Months Ended June 30, 2016
	Company-owned Stores
	U.S. Pawn	Mexico Pawn	Other International	Consolidated

As of March 31, 2016	522	237	27	786
New locations opened	—	1	—	1
As of June 30, 2016	522	238	27	787

	Nine Months Ended June 30, 2017
	Company-owned Stores
	U.S. Pawn	Mexico Pawn	Other International	Consolidated

As of September 30, 2016	520	239	27	786
New locations opened	—	6	—	6
Locations sold, combined or closed	(5)	(1)	—	(6)
As of June 30, 2017	515	244	27	786

	Nine Months Ended June 30, 2016
	Company-owned Stores
	U.S. Pawn	Mexico Pawn		Other International	Consolidated	Franchises

As of September 30, 2015	522	237	*	27	786	1
New locations opened	—	1		—	1	—
Locations acquired	6	1		—	7	—
Locations sold, combined or closed	(6)	(1)		—	(7)	(1)
As of June 30, 2016	522	238		27	787	—

*	Includes five buy/sell stores which were converted to Mexico Pawn stores during the three months ended March 31, 2016.

Results of Operations
Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016
These tables, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes. All comparisons, unless otherwise noted, are to the prior-year quarter.
U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Three Months Ended June 30,		Change
	2017	2016

	(in thousands)
Net revenues:
Pawn service charges	$56,774	$54,395	4%

Merchandise sales	82,714	79,826	4%
Merchandise sales gross profit	30,226	29,240	3%
Gross margin on merchandise sales	37%	37%	—

Jewelry scrapping sales	17,257	10,918	58%
Jewelry scrapping sales gross profit	2,583	2,073	25%
Gross margin on jewelry scrapping sales	15%	19%	(400)bps

Other revenues	50	39	28%
Net revenues	89,633	85,747	5%

Segment operating expenses:
Operations	63,593	62,733	1%
Depreciation and amortization	2,210	2,888	(23)%
Segment operating contribution	23,830	20,126	18%

Other segment expenses (income)	15	(52)	*
Segment contribution	$23,815	$20,178	18%

Other data:
Net earning assets — continuing operations (a)	$264,042	$257,396	3%
Inventory turnover — general merchandise (b)	2.3	2.5	(8)%
Inventory turnover — jewelry (b)	1.1	1.1	—%
Average monthly ending pawn loan balance per store (c)	$273	$262	4%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate (d)	85%	85%	—

*	Represents an increase or decrease that is not meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Calculation of inventory turnover excludes the effects of scrapping.
(c)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.
(d)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

Net revenue increased $3.9 million, or 5%. The increase in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$2.6	$1.2	$3.8
New stores and other	(0.2)	(0.2)	(0.4)
Total	$2.4	$1.0	$3.4
Change in jewelry scrapping sales gross profit and other revenues			0.5
Total change in net revenue			$3.9
We continue to invest in the core pawn business, including commencement of our upgraded point of sale system rollout. We are confident that these initiatives, combined with further investments in product and customer analytics and, in sustained training, coaching and mentoring of our field team, will continue to provide a robust platform for further profitable growth.
Pawn service charges increased 4% primarily due to an increase in average pawn loan balances outstanding during the quarter, the seventh consecutive quarter of year over year pawn loan balance growth, driven by continued intense focus on market leadership in meeting our customers' desire for cash.
Merchandise sales increased 4% with gross margin on merchandise sales of 37%, consistent with recent prior quarters and the prior-year quarter, and within our target range of 35-38%. As a result, merchandise sales gross profit increased 3% to $30.2 million.
Jewelry scrapping sales gross profit remained relatively flat at 3% of current quarter net revenues, but was a 25% increase to the prior-year quarter. Scrapping revenues increased 58% with a lower margin, due to the timing of our scrapping activities, with more jewelry scrapping taking place in the current quarter relative to our first and second quarters of fiscal 2017.
We leveraged a 5% increase in net revenue into an 18% increase in segment contribution due to focused expense management resulting in only 1% increase in operations expense and a $0.7 million, or 23%, decrease in depreciation and amortization as a result of ongoing savings realized from a lower depreciable fixed asset base as a result of our strategic review completed in fiscal 2015.
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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in Mexican pesos to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. The end-of-period exchange rate as of June 30, 2017 and 2016 was 18.0 to 1 and 18.6 to 1, respectively. The approximate average exchange rate for the three months ended June 30, 2017 and 2016 was 18.6 to 1 and 18.1 to 1, respectively. The approximate average exchange rate for the nine months ended June 30, 2017 and 2016 was 19.6 to 1 and 17.6 to 1, respectively; however, our statement of operations constant currency results reflect the impact of monthly effects of exchange rates and so are not directly calculable from the above rates. Constant currency results, where presented, also exclude the foreign currency gain or loss and the related foreign currency derivative gain or loss impact. We have experienced a prolonged weakening of the Mexican peso to the U.S. dollar and may continue to experience further weakening in future reporting periods, which may adversely impact our future operating results when stated on a GAAP basis.

Mexico Pawn
The following table presents selected summary financial data from continuing operations for the Mexico Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Three Months Ended June 30,
	2017 (GAAP)	2016 (GAAP)	Change (GAAP)	2017 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$9,104	$8,078	13%	$9,363	16%

Merchandise sales	15,207	14,187	7%	15,627	10%
Merchandise sales gross profit	5,080	4,633	10%	5,220	13%
Gross margin on merchandise sales	33%	33%	—	33%	—

Jewelry scrapping sales	384	312	23%	397	27%
Jewelry scrapping sales gross profit	48	47	2%	50	6%
Gross margin on jewelry scrapping sales	13%	15%	(200)bps	13%	(200)bps

Other revenues	179	157	14%	181	15%
Net revenues	14,411	12,915	12%	14,814	15%

Segment operating expenses:
Operations	8,898	8,744	2%	9,152	5%
Depreciation and amortization	619	720	(14)%	638	(11)%
Segment operating contribution	4,894	3,451	42%	5,024	46%

Other segment (income) expenses (a)	(505)	748	*	(499)	*
Segment contribution	$5,399	$2,703	100%	$5,523	104%

Other data:
Net earning assets — continuing operations (b)	$39,246	$33,214	18%	$38,131	15%
Inventory turnover (c)	2.3	2.3	—%	2.3	—%
Average monthly ending pawn loan balance per store (d)	$78	$71	10%	$80	13%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate (e)	78%	77%	100bps	78%	100bps

*	Represents an increase or decrease that is not meaningful.
(a)
The three months ended June 30, 2017 constant currency balance excludes nominal net foreign currency transaction gains resulting from movement in exchange rates. The three months ended June 30, 2016 includes $0.8 million net foreign currency transaction losses that are included in the above results.

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

The Mexico market continues to be fast-growing, and we have plans to open an additional four de novo stores during the remainder of fiscal 2017, with significant runway for continued store openings and acquisitions in Latin America. Net revenue increased $1.5 million, or 12% (up $1.9 million, or 15%, on a constant currency basis). The increase in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$0.9	$0.3	$1.2
New stores and other	0.1	0.2	0.3
Total	$1.0	$0.5	$1.5
Change in jewelry scrapping sales gross profit and other revenues			—
Total change in net revenue			$1.5

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$1.1	$0.4	$1.5
New stores and other	0.2	0.2	0.4
Total	$1.3	$0.6	$1.9
Change in jewelry scrapping sales gross profit and other revenues			—
Total change in net revenue			$1.9
We continue to invest in the core pawn business, including commencement of our upgraded point of sale system rollout. We are confident that these initiatives, combined with further investments in product and customer analytics and, in sustained training, coaching and mentoring of our field team, and in disciplined acquisitions and de novo openings, will continue to provide a robust platform for further profitable growth.
Pawn service charges were up 13% (up 16% on a constant currency basis) primarily as a result of same store growth, offset by foreign currency impacts. We increased our average pawn loan balances outstanding during the quarter, driven by continued intense focus on market leadership in meeting our customers' desire for cash, offset by foreign currency impacts.
Merchandise sales increased 7% (up 10% on a constant currency basis), with gross margin on merchandise sales of 33%, consistent with recent prior quarters and the prior-year quarter. Merchandise sales gross profit increased 10% to $5.1 million (up 13% to $5.2 million on a constant currency basis).
We leveraged a 12% increase in net revenue (15% increase on a constant currency basis) into a 42% increase in segment operating contribution (46% increase on a constant currency basis) due to focused expense management resulting in only 2% increase (5% increase on a constant currency basis) in operations expense. After a $1.3 million improvement in other segment income, primarily interest income and foreign currency impacts, segment contribution increased 100% (104% on a constant currency basis).

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units' functional currency of primarily Canadian and Australian dollars:

	Three Months Ended June 30,		Percentage Change
	2017	2016

	(in thousands)
Net revenues:
Consumer loan fees, interest and other	$1,964	$2,237	(12)%
Consumer loan bad debt	(453)	(506)	(10)%
Other revenues, net	—	1	(100)%
Net revenues	1,511	1,732	(13)%

Segment operating expenses (income):
Operating expenses	1,799	1,751	3%
Equity in net income of unconsolidated affiliate	(1,047)	(1,694)	(38)%
Segment operating contribution	759	1,675	(55)%

Other segment income	(68)	—	*
Segment contribution	$827	$1,675	(51)%

*	Represents an increase or decrease that is not meaningful.
Segment contribution decreased $0.8 million, or 51%, primarily due to a $0.6 million decrease in earnings from Cash Converters International.
The fair value of our investment in Cash Converters International was $4.4 million below its carrying value as of June 30, 2017. We have taken impairment charges on this investment in prior periods and continue to monitor the fair value of our investment for other-than-temporary impairments. We may record an impairment charge should the fair value of our investment remain below its carrying value for an extended period of time, or if we no longer had the intent or ability to hold our investment for a period of time sufficient to allow for any anticipated recovery in market value.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income (loss) attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended June 30,		Percentage Change
	2017	2016

	(in thousands)
Segment contribution	$30,041	$24,556	22%
Corporate expenses (income):
Administrative	14,095	14,481	(3)%
Depreciation and amortization	2,970	2,610	14%
Loss on sale or disposal of assets	—	23	(100)%
Interest expense	5,652	3,911	45%
Interest income	(1,573)	(26)	*
Other income	(2)	(259)	(99)%
Income from continuing operations before income taxes	8,899	3,816	133%
Income tax expense	3,432	1,038	231%
Income from continuing operations, net of tax	5,467	2,778	97%
Loss from discontinued operations, net of tax	(265)	(9,133)	(97)%
Net income (loss)	5,202	(6,355)	*
Net loss attributable to noncontrolling interest	(58)	(666)	(91)%
Net income (loss) attributable to EZCORP, Inc.	$5,260	$(5,689)	*

*	Represents an increase or decrease that is not meaningful.
Administrative expenses decreased $0.4 million, or 3%, in the current quarter, and we remain on track to reduce administrative expenses to no more than $50 million in fiscal 2018.
Interest expense increased $1.7 million, or 45%, as a result of our Term Loan Facility obtained in September 2016, including accruals of interest in addition to amortization of associated discounts and deferred financings costs. Interest income increased $1.5 million as a result of our notes receivable from the sale of Grupo Finmart, including ordinary accruals of interest in addition to accretion of associated discounts.
Subsequent to the end of the quarter, we raised additional capital through the issuance of $143.75 million aggregate principal amount of our 2.875% Convertible Senior Notes due 2024, repaid all outstanding borrowings under our Term Loan Facility and repurchase and retired $35.0 million aggregate principal amount of our outstanding Cash Convertible Notes. As a result of these transactions, we expect to record one-time charges of approximately $5 million in the fourth quarter of fiscal 2017. See "Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources."
Income tax expense increased $2.4 million, due primarily to the impacts of a $5.1 million increase in income from continuing operations before income taxes. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate, of which no items were material during the current quarter.
We have substantially eliminated activities associated with our discontinued operations.

Nine Months Ended June 30, 2017 vs. Nine Months Ended June 30, 2016
U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Nine Months Ended June 30,		Change
	2017	2016

	(in thousands)
Net revenues:
Pawn service charges	$177,480	$169,630	5%

Merchandise sales	273,125	266,560	2%
Merchandise sales gross profit	99,890	102,272	(2)%
Gross margin on merchandise sales	37%	38%	(100)bps

Jewelry scrapping sales	35,158	32,117	9%
Jewelry scrapping sales gross profit	5,044	5,084	(1)%
Gross margin on jewelry scrapping sales	14%	16%	(200)bps

Other revenues	157	281	(44)%
Net revenues	282,571	277,267	2%

Segment operating expenses:
Operations	194,499	187,518	4%
Depreciation and amortization	7,487	9,489	(21)%
Segment operating contribution	80,585	80,260	—%

Other segment (income) expenses	(68)	1,607	*
Segment contribution	$80,653	$78,653	3%

Other data:
Average monthly ending pawn loan balance per store (a)	$274	$264	4%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate (b)	84%	84%	—

*	Represents an increase or decrease that is not meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.
(b)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

Net revenue increased $5.3 million, or 2%. The increase in net revenue attributable to same stores and new stores added since the prior-year nine-months is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$7.4	$(2.2)	$5.2
New stores and other	0.5	(0.2)	0.3
Total	$7.9	$(2.4)	$5.5
Change in jewelry scrapping sales gross profit and other revenues			(0.2)
Total change in net revenue			$5.3
Pawn service charges increased 5% primarily due to an increase in average pawn loan balances outstanding during the current nine-months, driven by continued intense focus on market leadership in meeting our customers' desire for cash.
Merchandise sales increased 2% with gross margin on merchandise sales of 37%, consistent with recent prior periods and within our target range of 35-38%, but 100bps lower than the prior-year nine-months. As a result, merchandise sales gross profit decreased 2% to $99.9 million.
Jewelry scrapping sales gross profit remained flat at 2% of current nine-months net revenues, in-line with our strategy to sell rather than scrap merchandise. Jewelry margins were relatively stable.
We maintained a consistent level of total segment expenses at 42% of revenues. In dollar terms, segment expenses increased by $3.3 million, in line with our increase in net revenue. This increase was primarily due to $5.1 million higher labor costs with investment in greater field leadership and customer-facing team members in addition to higher employee benefit costs, partially offset by a $2.0 million decrease in depreciation and amortization from a lower depreciable asset base. Restructuring activities have been substantially completed, resulting in a further $1.0 million offsetting reduction.

Mexico Pawn
The following table presents selected summary financial data from continuing operations for the Mexico Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Nine Months Ended June 30,
	2017 (GAAP)	2016 (GAAP)	Change (GAAP)	2017 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$24,503	$23,567	4%	$27,167	15%

Merchandise sales	46,547	45,376	3%	52,007	15%
Merchandise sales gross profit	14,942	14,934	—%	16,653	12%
Gross margin on merchandise sales	32%	33%	(100)bps	32%	(100)bps

Jewelry scrapping sales	2,500	1,493	67%	2,825	89%
Jewelry scrapping sales gross profit	419	271	55%	474	75%
Gross margin on jewelry scrapping sales	17%	18%	(100)bps	17%	(100)bps

Other revenues	457	231	98%	504	*
Net revenues	40,321	39,003	3%	44,798	15%

Segment operating expenses:
Operations	26,439	28,961	(9)%	29,451	2%
Depreciation and amortization	1,910	2,285	(16)%	2,131	(7)%
Segment operating contribution	11,972	7,757	54%	13,216	70%

Other segment (income) expenses (a)	(878)	1,547	*	(872)	*
Segment contribution	$12,850	$6,210	107%	$14,088	127%

Other data:
Average monthly ending pawn loan balance per store (b)	$71	$69	3%	$78	13%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate (c)	78%	78%	—	78%	—

*	Represents an increase or decrease that is not meaningful.
(a)
The nine months ended June 30, 2017 constant currency balance excludes $0.1 million net foreign currency transaction gains resulting from movement in exchange rates. The nine months ended June 30, 2016 includes $0.8 million net foreign currency transaction losses that are included in the above results.

(b)	Balance is calculated based upon the average of the monthly ending balance averages during the applicable period.
(c)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

Net revenue increased $1.3 million, or 3% (up $5.8 million, or 15%, on a constant currency basis). The increase in net revenue attributable to same stores and new stores added since the prior-year nine-months is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$0.6	$(0.1)	$0.5
New stores and other	0.3	0.1	0.4
Total	$0.9	$—	$0.9
Change in jewelry scrapping sales gross profit and other revenues			0.4
Total change in net revenue			$1.3

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$3.1	$1.5	$4.6
New stores and other	0.5	0.2	0.7
Total	$3.6	$1.7	$5.3
Change in jewelry scrapping sales gross profit and other revenues			0.5
Total change in net revenue			$5.8
Pawn service charges were up 4% (up 15% on a constant currency basis) primarily as a result of same store growth, offset by foreign currency impacts. We increased our average pawn loan balances outstanding during the quarter, driven by continued intense focus on market leadership in meeting our customers' desire for cash, offset by foreign currency impacts.
Merchandise sales were up 3% (up 15% on a constant currency basis), with gross margin on merchandise sales of 32%, consistent with recent prior quarters, but 100bps lower than the prior-year nine-months. As a result of the combination of these effects, offset by foreign currency impacts, merchandise sales gross profit was flat at $14.9 million (up 12% to $16.7 million on a constant currency basis).
We leveraged a 3% increase in net revenue (15% increase on a constant currency basis) into a 54% increase in segment operating contribution (70% increase on a constant currency basis) due to focused expense management. After a $2.4 million improvement in other segment income, primarily interest income and foreign currency impacts, segment contribution increased 107% (127% increase on a constant currency basis).
Segment expenses decreased by $5.3 million ($2.1 million decrease on a constant currency basis) primarily due to:

•	A $1.4 million decrease ($0.2 million decrease on a constant currency basis) in labor costs as a result of foreign currency impacts;

•	A $0.9 million increase in interest income as a result of our notes receivable from the sale of Grupo Finmart, including ordinary accruals of interest in addition to accretion of associated discounts;

•	A $0.5 million decrease in restructuring charges as we have substantially completed all prior restructuring actions; and

•	A $0.9 million decrease in foreign currency transaction losses; partially offset by

•	$0.5 million in losses, net of insurance recoveries, on a GAAP basis associated with looting of 12 stores during our second fiscal quarter.

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units' functional currency of primarily Canadian and Australian dollars:

	Nine Months Ended June 30,		Percentage Change
	2017	2016

	(in thousands)
Net revenues:
Consumer loan fees and interest	$5,958	$6,639	(10)%
Consumer loan bad debt	(1,433)	(1,549)	(7)%
Other revenues, net	—	9	(100)%
Net revenues	4,525	5,099	(11)%

Segment operating expenses (income):
Operating expenses	5,558	5,130	8%
Equity in net income of unconsolidated affiliate	(3,768)	(5,626)	(33)%
Segment operating contribution	2,735	5,595	(51)%

Other segment (income) expenses	(28)	205	*
Segment contribution	$2,763	$5,390	(49)%

*	Represents an increase or decrease that is not meaningful.
Segment contribution decreased $2.6 million or 49%, primarily due to a $1.9 million decrease in earnings from Cash Converters International in addition to a $1.1 million increase in operating expenses due to continued investment in the development of a digital IT platform that enables greater intimacy with our customers that will drive future revenue enhancement.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income (loss) attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Nine Months Ended June 30,		Percentage Change
	2017	2016

	(in thousands)
Segment contribution	$96,266	$90,253	7%
Corporate expenses (income):
Administrative	41,305	50,085	(18)%
Depreciation and amortization	8,705	8,485	3%
Loss on sale or disposal of assets	—	23	(100)%
Restructuring	—	183	(100)%
Interest expense	16,840	11,786	43%
Interest income	(6,020)	(41)	(100)%
Other (income) expense	(191)	4	*
Income from continuing operations before income taxes	35,627	19,728	81%
Income tax expense	13,663	11,224	22%
Income from continuing operations, net of tax	21,964	8,504	158%
Loss from discontinued operations, net of tax	(1,868)	(99,068)	(98)%
Net income (loss)	20,096	(90,564)	*
Net loss attributable to noncontrolling interest	(352)	(6,589)	(95)%
Net income (loss) attributable to EZCORP, Inc.	$20,448	$(83,975)	*

*	Represents an increase or decrease that is not meaningful.
Administrative expenses decreased $8.8 million, or 18%, due primarily to:

•	A $7.3 million decrease in business and professional fees due to completion of remediation efforts in the prior year; and

•	A $1.7 million decrease in labor costs including the impact of corporate headcount reductions.
Interest expense increased $5.1 million, or 43%, as a result of our Term Loan Facility obtained in September 2016, including accruals of interest in addition to amortization of associated discounts and deferred financings costs. Interest income increased $6.0 million as a result of our notes receivable from the sale of Grupo Finmart, including ordinary accruals of interest in addition to accretion of associated discounts.
Income tax expense increased $2.4 million, from $11.2 million in the prior-year nine-months to $13.7 million in the current nine-months, due primarily to the impacts of a $15.9 million increase in income from continuing operations before income taxes, partially offset by a discrete tax expense of $3.7 million recorded in the prior-year nine-months related to a change in estimate of our fiscal 2015 tax provision. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate, of which no items were material during the current nine-months.
We have substantially eliminated activities associated with our discontinued operations.

Liquidity and Capital Resources
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Nine Months Ended June 30,		Percentage Change
	2017	2016

	(in thousands)
Cash flows from operating activities	$29,974	$57,937	(48)%
Cash flows from investing activities	17,972	(11,537)	*
Cash flows from financing activities	(767)	(67,910)	99%
Effect of exchange rate changes on cash and cash equivalents	813	(6,506)	*
Net increase (decrease) in cash and cash equivalents	$47,992	$(28,016)	*

*	Represents an increase or decrease that is not meaningful.
Change in Cash and Cash Equivalents for the Nine Months Ended June 30, 2017 vs. Nine Months Ended June 30, 2016
The decrease in cash flows from operating activities year-over-year was due to a $50.3 million decrease from changes in operating assets and liabilities and a $2.2 million decrease in cash dividends received from our unconsolidated affiliate, offset by a $16.1 million increase in net income exclusive of non-cash items due to improved operational results and an $8.4 million decrease in restructuring payments as we have substantially completed all prior restructuring actions. The decrease from changes in operating assets and liabilities was primarily driven by a $34.2 million tax refund received in March 2016 as a result of the carryback of fiscal 2015 tax net operating losses and $15.6 million paid out during the three months ended December 31, 2016 for accrued fiscal 2016 incentive compensation.
The increase in cash flows from investing activities year-over-year was due to $23.3 million in principal collections on notes receivable, a $3.0 million net increase in proceeds related to loan activities (net loans repaid and recovery of pawn loan principal through sale of forfeited collateral) and a $6.0 million decrease in acquisition expenditures, offset by a $2.9 million increase in additions to property and equipment.
The increase in cash flows from financing activities year-over-year was primarily due to the elimination of Grupo Finmart activities and deferred expenditures on previous acquisitions.
The net effect of these and other smaller items was a $48.0 million increase in cash on hand during the nine months ended June 30, 2017, resulting in a $113.7 million ending cash balance, $11.9 million of which was not available to fund domestic operations as we intend to permanently reinvest those earnings in our foreign operations.
See Note 10 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements" regarding additional funds raised subsequent to the end of the current quarter, which we used to repay and terminate our Term Loan Facility, repurchase and retire a portion of our existing Cash Convertible Notes outstanding, and increase cash available for general corporate purposes, including potential acquisitions.
Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2016, we reported that we had $592.8 million in total contractual obligations as of September 30, 2016. There have been no material changes to this total obligation during the current nine-month period ended June 30, 2017, other than ordinary fulfillment of obligations as well as transactions discussed below.
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2016, these collectively amounted to $21.3 million.
Sources and Uses of Cash
We anticipate that cash flow from operations, cash on hand and available credit facilities will be adequate to fund our contractual obligations, planned store growth, capital expenditures and working capital requirements during the remainder of fiscal 2017. Our strengthened balance sheet and liquidity position provides strategic flexibility to continue our investment in our pawn businesses and expansion of the pawn loan portfolio to drive increased profit, including potentially to add to our earnings capacity as we consider attractive acquisition opportunities. We believe that current cash on hand, cash generated from our operating activities and anticipated repayments on the promissory notes received in connection with the sale of Grupo Finmart, absent utilization of significant amounts of cash for acquisitions or other investments, will be sufficient to repay our longer-term debt obligations (including the Cash Convertible Notes, which are due in 2019).
2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of our 2.875% Convertible Senior Notes due 2024 in order to strengthen our balance sheet and liquidity and lock in an attractive fixed interest rate for a seven-year term. We used the net proceeds from the offering (approximately $140.0 million) to (1) retire all remaining obligations under our Term Loan Facility which had a higher cost of funds, (2) repurchase and retire $35 million aggregate principal amount of our existing Cash Convertible Notes and (3) increase our general cash reserves.
For a description of the terms of the Convertible Notes, see Note 10 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
Cash Convertible Notes and Term Loan Facility
For a description of the Cash Convertible Notes, the conversion terms thereof and the hedges and warrants transactions as well as our Term Loan Facility, see Note 5 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements." Additionally, see Note 10 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements" for a discussion of subsequent events pertaining to the repayment of the Term Loan Facility, the repurchase and retirement of a portion of the Cash Convertible Notes and the associated partial settlement of Cash Convertible Notes Hedges and Cash Convertible Notes Warrants.
Notes Receivable from Grupo Finmart Divestiture
As of June 30, 2017, we had a gross balance of $67.1 million on our notes receivable that we received in connection with the sale of Grupo Finmart in September 2016. We have collected $23.3 million in principal on these notes receivable during the nine months ended June 30, 2017 and anticipate an additional principal collection of $24.4 million of these notes receivable during the remainder of fiscal 2017, with the balance to be collected through fiscal 2019. The notes receivable are subject to certain foreign currency impacts as a result of changes in the value of the Mexican dollar relative to the U.S. dollar. In July 2017, we received $6.2 million, including interest, for repayment of certain of the notes receivable. Of that amount, $5.3 million was an early repayment.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
ITEM 5. OTHER INFORMATION
Related Party Transaction
The Company has entered into an Asset Purchase Agreement, dated June 8, 2017, with Cash Solution Centers, LLC ("CSC"), pursuant to which the Company has agreed to acquire, for an aggregate estimated purchase price of $735,000 in cash, certain assets used in the operation of two pawn stores located in Central Texas. Daniel M. Chism, who was appointed Chief Financial Officer of the Company effective May 9, 2017, is the owner of a 28% interest in CSC. Closing of the transaction is subject to certain licensing and other conditions, but is expected to occur during the fourth quarter of fiscal 2017. Following completion of this transaction, Mr. Chism will not own any interest in any pawn-related businesses outside of his interest in the Company.
The terms of this transaction were reviewed and approved by the Audit Committee of the Board of Directors pursuant to the Company's Policy for Review and Evaluation of Related Party Transactions.

ITEM 6. EXHIBITS
The following exhibits are filed with, or incorporated by reference into, this report.

Exhibit No.	Description of Exhibit

4.1
Indenture, dated July 5, 2017, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated July 6, 2017, Commission File No. 0-19424)

10.1
Purchase Agreement, dated June 29, 2017, between EZCORP, Inc., and UBS Securities LLC and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 6, 2017, Commission File No. 0-19424)

10.2†	Call Option Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and UBS AG, London Branch
10.3†	Warrant Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and UBS AG, London Branch
10.4†	Call Option Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Jefferies International Limited
10.5†	Warrant Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Jefferies International Limited
10.6†	Call Option Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Morgan Stanley & Co. International plc
10.7†	Warrant Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Morgan Stanley & Co. International plc
10.8
Separation Agreement and Release dated May 2, 2017, between EZCORP, Inc., and Mark Ashby, former Chief Financial Officer (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 3, 2017, Commission File No. 0-19424)

31.1†	Certification of Stuart I. Grimshaw, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Daniel M. Chism, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1††
Certifications of Stuart I. Grimshaw, Chief Executive Officer, and Daniel M. Chism, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†††	XBRL Instance Document
101.SCH†††	XBRL Taxonomy Extension Schema Document
101.CAL†††	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB†††	XBRL Taxonomy Label Linkbase Document
101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document
101.PRE†††	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
††	Furnished herewith.
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2017, June 30, 2016 and September 30, 2016; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2017 and June 30, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended June 30, 2017 and June 30, 2016; (iv) Condensed Consolidated Statements of Stockholders' Equity for the nine months ended June 30, 2017 and June 30, 2016; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2017 and June 30, 2016; and (vi) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	July 31, 2017	/s/ David McGuire
David McGuire, Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)