Form 10-K
period 2017-09-30
EZCORP INC
filed 2017-11-15
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2017
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
(NASDAQ Global Select Market)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by a single stockholder. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $432 million, based on the closing price on the NASDAQ Stock Market on March 31, 2017.
As of November 10, 2017, 51,427,832 shares of the registrant’s Class A Non-Voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2017

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
Unless otherwise specified, references to the “company,” “we,” “our,” “us” and “EZCORP” refer to EZCORP, Inc. and its consolidated subsidiaries, collectively. References to a “fiscal” year refer to our fiscal year ended September 30 of the specified year. For example, “fiscal 2017” refers to the fiscal year ended September 30, 2017. All currency amounts preceded with “$” are stated in U.S. dollars, except otherwise indicated.
ITEM 1 — BUSINESS
Overview
EZCORP, Inc. is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of pawn loans in the United States and Mexico with approximately 5,200 team members.
Our vision is to be the market leader in responsibly and respectfully meeting our customers’ desire for access to cash when they want it. That vision is supported by four key imperatives:

•	Market Leading Customer Satisfaction;

•	Exceptional Staff Engagement;

•	Attractive Shareholder Returns; and

•	Most Efficient Provider of Cash.
As of September 30, 2017, we operated a total of 786 locations, consisting of:

•	513 United States pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);

•	246 Mexico pawn stores (operating as Empeño Fácil); and

•	27 financial services stores in Canada (operating as CASHMAX).
At our pawn stores, we offer pawn loans, which are non-recourse loans collateralized by tangible personal property, and sell merchandise to customers looking for good value. We are a market leader in growth of pawn loans outstanding. The merchandise we sell consists of second-hand collateral forfeited from our pawn lending activities or purchased from customers. The pawn industry in the U.S. is highly fragmented with up to an estimated 13,000 pawn stores. By store count, we are the second largest pawn store owner and operator in the U.S. On October 6, 2017, we acquired an additional 112 pawn stores located in Guatemala, El Salvador, Honduras and Peru and operated primarily under the trade names GuatePrenda and MaxiEfectivo (“GPMX”), bringing our total pawn store count to 871 (513 in the U.S. and 358 in Latin America).
In addition to our core pawn business in the U.S. and Latin America, we operate CASHMAX financial services locations in Canada and own approximately 32% of Cash Converters International Limited (“Cash Converters International”), based in Australia, which franchises and operates a worldwide network of nearly 700 locations that provide financial services and also buy and sell second-hand goods.
During fiscal 2016, we disposed of our 94%-owned subsidiary, Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), and recast all results of its operations as discontinued operations. During fiscal 2015, we announced and implemented a plan to exit our U.S. Financial Services business (“USFS”), ceasing all payday, installment and auto title lending in the U.S and recast all results of USFS’s operations as discontinued operations. For additional information about our discontinued operations, see Note 16 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

The company remains focused on growing our balance of pawn loans outstanding (“PLO”) and generating higher pawn service charges (“PSC”). The following charts present sources of net revenues, including merchandise sales gross profit (“Merchandise sales GP”), PSC and jewelry scrapping gross profit (“Jewelry scrapping GP”):

Segment and Geographic Information
Our business consists of three reportable segments: “U.S. Pawn,” which includes our EZPAWN, Value Pawn & Jewelry and other branded pawn operations in the United States; “Mexico Pawn,” which includes our Empeño Fácil pawn operations in Mexico; and “Other International,” which primarily includes our CASHMAX financial services operations in Canada and our equity interest in the net income of Cash Converters International. The following tables present store data by segments included in our continuing operations:

	U.S. Pawn	Mexico Pawn	Other International	Consolidated	Franchises

As of September 30, 2014	504	261	39	804	5
New locations opened	5	3	—	8	—
Locations acquired	25	—	—	25	—
Locations sold, combined or closed	(12)	(27)	(12)	(51)	(4)
As of September 30, 2015	522	237	27	786	1
New locations opened	—	3	—	3	—
Locations acquired	6	—	—	6	—
Locations sold, combined or closed	(8)	(1)	—	(9)	(1)
As of September 30, 2016	520	239	27	786	—
New locations opened	—	10	—	10	—
Locations acquired	2	—	—	2	—
Locations sold, combined or closed	(9)	(3)	—	(12)	—
As of September 30, 2017	513	246	27	786	—
For additional information about our segments and geographic areas, see Note 15 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Pawn Activities
At our pawn stores, we offer pawn loans, which are typically small, non-recourse loans collateralized by tangible personal property. As of September 30, 2017, we had a closing pawn loan principal balance of $169.2 million, from which we earn pawn service charges. In fiscal 2017, pawn service charges accounted for approximately 37% of our total revenues and 63% of our net revenues.
While allowable pawn service charges vary by state and loan size, our U.S. pawn loans primarily earn 13% to 25% per month as permitted by applicable law, excluding forfeitures. The total U.S. pawn loan term generally ranges between 30 and 90 days. Individual loans vary depending on the valuation of each item pawned, but our U.S. pawn loans made typically average approximately $100 to $120.
In Mexico, pawn loans earn 15% to 21% per month as permitted by applicable law, excluding forfeitures. The Mexico pawn loan primary term is 30 days. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but our Mexico pawn loans typically average approximately 1,000 to 1,200 Mexican pesos, or approximately $50 to $60 using the average exchange rate for fiscal 2017.
Collateral for our pawn loans consists of tangible personal property, generally jewelry, consumer electronics, power tools, sporting goods and musical instruments, taking into account the estimated resale value of the collateral and the perceived probability of the loan’s redemption. We generally lend from 40% to 70% of the collateral’s estimated resale value depending on an evaluation of these factors, and may additionally offer to purchase the product outright. We consider general merchandise more susceptible to obsolescence while jewelry generally retains commodity value.
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

The following table presents our pawn loan redemption rates by segment:

	Fiscal Year Ended September 30,
	2017	2016	2015

U.S. Pawn loan redemption rate*	84%	84%	84%
Mexico Pawn loan redemption rate*	78%	78%	77%

*	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.
Our ability to offer quality second-hand goods at prices significantly lower than original retail prices attracts value-conscious customers. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased. As our inventory and sales involve gold and jewelry, our results can be heavily influenced by the market price of gold.
Customers may purchase a product protection plan that allows them to exchange certain general merchandise (non-jewelry) sold through our retail pawn operations within six months of purchase. We also offer a jewelry VIP package, which guarantees customers a minimum future pawn loan amount on the item sold, allows them full credit if they trade in the item to purchase a more expensive piece of jewelry, and provides minor repair service on the item sold. Customers may also purchase an item on layaway by paying a minimum layaway deposit of typically 10% of the item’s sale price. We hold the item for a 90 to 180-day period, during which the customer is required to pay the balance of the sales price.
Other
We also operate 27 financial services stores in Canada under the CASHMAX brand, all located in the Ontario province. These small footprint locations currently offer payday loan services. We expect to offer installment loans in these stores beginning in the second quarter of fiscal 2018.
Operations
Our pawn operations provide the optimum level of support to the store team, supplying coaching, mentoring and problem solving to identify opportunities to better serve our customers and position us to be the leader in customer service and satisfaction.
Our risk management structure comprises asset protection and compliance departments, which monitor the inventory system, lending practices, regulatory compliance and compliance with our policies and procedures. We perform full physical audits of active inventory at each store at least annually. Inventory counts are completed daily for jewelry and firearms, and targeted high risk inventory categories are cycle counted multiple times annually. We record shrink adjustments for known losses at the conclusion of each inventory count, as estimates during interim periods and as discovered during cycle counts.
Our success is dependent upon our team members’ ability to provide prompt and courteous customer service and to execute our operating procedures and standards. To achieve our long-range people goals, we offer management and technical skills training utilizing computer-based training modules that can be accessed at the store and district levels. It is mandatory that all field and corporate team members complete specific compliance training annually. We offer formalized management development training to specific executives to enhance their management capabilities and effectiveness and to enhance their career progression. We maintain a group of field trainers who travel to stores to provide hands-on training in high skill areas, such as jewelry evaluation, firearms handling and information technology. Generally, we expect that store team members, including managers, will meet certain competency criteria prior to hire or promotion and participate in on-going training classes and formal instructional programs. Our store level and management training programs are designed to develop and advance our employees and provides training for the efficient integration of experienced managers and team members from outside the company.
Growth and Expansion
We plan to expand the number of locations we operate through opening new (“de novo”) locations and through acquisitions. We believe there are growth opportunities with de novo stores in Latin America and pawn store acquisitions in both Latin America and in the U.S. Our ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the regulatory environment, local zoning ordinances, access to capital, availability of qualified personnel and projected financial results meeting our investment hurdles. As previously discussed, on October 6, 2017 we acquired 112 pawn stores located in Guatemala, El Salvador, Honduras and Peru.

For information about our acquisitions, see Note 2 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Ongoing Enhancements in Store Profitability
In addition to growth and expansion through de novo stores and acquisitions, we review on an ongoing basis the profitability opportunities of our existing stores. We believe our employee training programs, proprietary IT systems and processes provide a platform for future expansion of existing store profitability. We commenced rollout of our upgraded point of sale system in the second quarter of fiscal 2017 in addition to a store refreshment program in the third quarter of fiscal 2017. The upgraded point of sale system will deliver improved customer experience and increased productivity, leveraging the use of IT systems to make better lending decisions and improving new employee learning curves and onboarding of new store employees. Additionally, we continue to invest in analytics of customer behavior and product data to further drive profitability.
Seasonality and Quarterly Results
Historically, pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. Loan balances are generally lower in our second fiscal quarter (January through March). Merchandise sales are highest in our first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the availability of tax refunds in the United States. As a net effect of these factors, our earnings generally are lowest during our third fiscal quarter (April through June).
Competition
We encounter significant competition in connection with all of our activities. These competitive conditions may have an impact on our revenues, profitability and ability to expand. We compete with other pawn stores, credit service organizations, banks, credit unions and other financial institutions, such as consumer finance companies. We believe that the primary elements of competition are the quality of customer service and relationship management including understanding our customers’ needs better than anyone else, convenience, store location and a customer friendly environment. In addition, we believe the ability to compete effectively will be based increasingly on strong general management, regional focus, automated management information systems, access to capital and superior customer service.
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
The pawn industry in Latin America is also fragmented, but less so than in the United States. The industry consists of pawn stores owned by independent operators and chains, including some not-for-profit organizations. The pawn industry, particularly full-line stores offering general merchandise and jewelry loans and resale, remains in an expansion stage in Latin America.
Trademarks and Trade Names
We operate our U.S. pawn stores principally under the names “EZPAWN” or “Value Pawn” and the Mexico pawn stores under the name “EMPEÑO FÁCIL.” Our financial services stores in Canada operate under the name “CASHMAX.” We have registered with the United States Patent and Trademark Office the names EZPAWN and EZCORP, among others. We hold a trademark in Mexico for the name “EMPEÑO FÁCIL.” On October 6, 2017, we acquired 112 pawn stores located in Guatemala, El Salvador, Honduras and Peru. These entities operate under the registered trade names “GuatePrenda” in Guatemala and “MaxiEfectivo” in El Salvador, Honduras and Peru.

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
The majority of our pawn stores, voluntarily or pursuant to applicable laws, provide periodic (generally daily) reports to local law enforcement agencies. These reports provide local law enforcement with information about the items received from customers (whether through pawn or purchase), including a detailed description of the goods involved and the name and address of the customer. If we accept as collateral or purchase merchandise from a customer and it is determined that our customer was not the rightful owner, the merchandise is subject to recovery by the rightful owner and those losses are included in our shrinkage. Historically, we have not experienced a material number of claims of this nature.
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

•
Effective October 2016, Department of Defense regulations promulgated under the Military Lending Act (the “MLA”), formerly applicable to payday loans and auto title loans, were expanded to include various additional forms of consumer credit, including pawn loans. The MLA regulations limit the annual percentage rate charged on consumer loans made to active military personnel or their dependents to 36%.

Mexico Regulations
Pawn Regulations — Federal law in Mexico provides for administrative regulation of the pawnshop industry by Procuraduría Federal del Consumidor (PROFECO), Mexico’s primary federal consumer protection agency. PROFECO regulates the form and terms of pawn loan contracts (but not interest or service charge rates) and defines certain operating standards and procedures for pawnshops, including retail operations, and establishes registration, disclosure, bonding and reporting requirements. There are significant fines and sanctions, including operating suspensions, for failure to comply with PROFECO’s rules and regulations.
PROFECO requires that we report certain transactions (or series of transactions) that exceed certain monetary limits. Anti-money laundering regulations restrict the use of cash in certain transactions. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting on “vulnerable activities,” which includes certain high-value pawn and precious metal transactions.
The Federal Personal Information Protection Law requires us to protect our customers’ personal information. Specifically, the law requires us to inform customers if we share customer personal information with third parties and to post (both online and in-store) our privacy policy.
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
Other Regulations — Our pawn business in Mexico is subject to the General Law of Administrative Responsibility (“GLAR”), effective July 2017. GLAR establishes administrative penalties for improper payments to government officials, influence peddling (including the hiring of public officials and the use of undue influence) and other corrupt acts in public procurement processes.
We are also subject to The Federal Law for the Prevention and Identification of Transactions with Funds From Illegal Sources, which requires reporting of certain transactions exceeding certain monetary limits, maintenance of customer identification records and controls, and reporting of all non-Mexican customer transactions. This law affects all industries in Mexico and is intended to detect commercial activities arising from illicit or ill-gotten means through bilateral cooperation between Mexico’s Ministry of Finance and Public Credit and Mexico’s Attorney General’s Office. The law also restricts the use of cash in certain transactions associated with high-value assets and limits, to the extent possible, money laundering activities protected by the anonymity that cash transactions provide. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting on “vulnerable activities,” which include pawn transactions exceeding 103,000 Mexican pesos and retail transactions of precious metals exceeding 52,000 Mexican pesos. Retail transactions of precious metals exceeding 207,000 Mexican pesos are prohibited. There are significant fines and sanctions for failure to comply with these rules.
In addition to the above, our pawn business in Mexico is subject to various general business regulations in the areas of tax compliance, customs, consumer protections, money laundering, public safety and employment matters, among others, by various federal, state and local governmental agencies.

Other Latin American Regulations
Similar to Mexico, certain federal, state and local governmental entities in Guatemala, El Salvador, Honduras and Peru also regulate pawn and retail businesses. Certain federal laws and local zoning and permitting ordinances require basic commercial business licenses and signage permits. Operating in these countries also subjects us to other types of regulations, including regulations related to financial reporting, data protection and privacy, tax compliance, labor and employment practices, real estate transactions, anti-money laundering, commercial and electronic banking restrictions, credit card transactions, marketing, advertising and other general business activities. As the scope of our international operations increases, we may face additional administrative and regulatory costs in managing our business. In addition, unexpected changes, arbitrary or adverse court decisions, administrative interpretations of federal or local requirements or legislation, or public remarks by elected officials could negatively affect our operations and profitability.
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
Changes in, or failure to comply with, laws and regulations affecting our products and services could have a material adverse effect on our operations and financial performance.
Our products and services are subject to regulation under various laws and regulations in each country and jurisdiction in which we operate (see “Part I, Item 1 — Business — Regulation”), and adverse legislation or regulations could be adopted in any such country or jurisdiction. If such legislation or regulation is adopted in any particular jurisdiction, we generally evaluate our business in the context of the new rules and determine whether we can continue to operate in that jurisdiction with new or modified products or whether it is feasible to enhance our business with additional product offerings. In any case, if we are unable to continue to operate profitably under the new rules, we may decide to close or consolidate stores, resulting in decreased revenues, earnings and assets. Further, our failure to comply with applicable laws and regulations could result in fines, penalties or orders to cease or suspend operations, which could have a material adverse effect on our results of operations.
A significant portion of our U.S. business is concentrated in Texas and Florida.
As of September 30, 2017, more than 60% of our U.S. pawn stores were located in Texas (42%) and Florida (19%), and those stores account for a significant portion of our revenues and profitability. The legislative, regulatory and general business environment in Texas and Florida has been relatively favorable for our pawn business activities, but a negative legislative or regulatory change in either of those states could have a material adverse effect on our overall operations and financial performance. Further, as discussed below, areas in Texas and Florida where we have significant operations are particularly susceptible to hurricane and tropical storm activity.
We have significant operations in Latin America, and changes in the business, regulatory, political or social climate could adversely affect our operations there, which could adversely affect our results of operations and growth plans.
We own and operate a significant number of pawn stores in Mexico and recently acquired an additional 112 stores located in other countries in Latin America (Guatemala, El Salvador, Honduras and Peru). Further, our growth plans include potential expansion in those countries as well as, potentially, other countries in Latin America. Doing business in those countries exposes us to risks related to political instability, corruption, economic volatility, drug cartel and gang-related violence, social unrest including riots and looting, tax and foreign investment policies, public safety and security, and uncertain application of laws and regulations. Consequently, actions or events in any of those countries that are beyond our control could restrict our ability to operate there or otherwise adversely affect the profitability of those operations. Furthermore, changes in the business, regulatory or political climate in any of those countries, or significant fluctuations in currency exchange rates, could affect our ability to expand or continue our operations there, which could have a material adverse impact on our prospects, results of operations and cash flows. For a brief description of the current regulatory environment in the Latin American countries in which we currently operate, see “Mexico Regulations” and “Other Latin America Regulations” under “Part I, Item 1 — Business — Regulation.”
A significant or sudden decrease in gold values or the volume of gold transactions may have a material impact on our earnings and financial position.
Gold jewelry comprises a large portion of the collateral security for our pawn loans and our inventory. Pawn service charges, sales proceeds and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values and the volume of gold transactions. A decline in the availability of gold or our customers’ willingness or ability to sell us gold or use gold as collateral for pawn loans could impact our business. From 2012 through 2015, we experienced a significant softening of gold prices and volumes in the aggregate, which had a negative impact on our profitability. The impact on our financial position and results of operations of further decreases in gold values or volumes or a change in customer behavior cannot be reasonably estimated because the market and customer response to changes in gold values is not known; however, a significant decline in gold values or gold volumes could result in decreases in sales, sales margins and pawn service charges.
A significant change in foreign currency exchange rates could have a material adverse impact on our earnings and financial position.
We have foreign operations in Latin America (Mexico, Guatemala, El Salvador, Honduras and Peru) and Canada, and an equity investment in Australia. Our assets and investments in, and earnings and dividends from, each of these countries must be translated to U.S. dollars from their respective functional currencies. A significant weakening of any of these foreign currencies could result in lower assets and earnings in U.S. dollars, resulting in a potentially material adverse impact on our financial position, results of operations and cash flows.
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
Our continued success is dependent on our ability to recruit, hire, retain and motivate talented executives and other key employees.
To remain competitive, sustain our success over the long-term and realize our strategic goals, we need to attract, hire, retain and motivate talented executives and other key employees to fill existing positions and reduce our succession risks. If our recruitment and retention programs (including compensation programs) are not viewed as competitive, or we fail to develop and implement appropriate succession plans for key executive positions, our results of operations, as well as our ability to achieve our long-term strategic goals, will be adversely affected.

We have exposure to Grupo Finmart through promissory notes that we received as part of our divestiture of that business in September 2016. The repayment of those promissory notes was restructured in September 2017. Our ability to recover the amounts owed under those promissory notes is heavily dependent on the success and performance of Grupo Finmart and its parent company, AlphaCredit.
In connection with the completion of the sale of Grupo Finmart to Alpha Holding, S.A. de C.V. (“AlphaCredit”) in September 2016, we received two “Parent Loan Notes” in the original principal amount of $60.2 million. We recently restructured the repayment arrangements with respect to such Parent Loan Notes. See “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Sources and Uses of Cash — Sale of Grupo Finmart.” Under the restructured arrangements, the total principal balance continues to be repayable over the original three-year term, but the payments have been shifted toward the later portions of that term. The payment restructuring was requested by AlphaCredit to accommodate their working capital requirements as they continue to grow their business.
Our ability to recover full payment of the Parent Loan Notes is dependent on the success and performance of the business of Grupo Finmart (as primary obligor) and its parent AlphaCredit (as guarantor). To the extent that Grupo Finmart and AlphaCredit are unable to repay these amounts, our financial performance and cash flows would be adversely affected. Prior to the payment restructuring, Grupo Finmart had already paid us $34 million that was owed to us in connection with the sale transaction.
If our assessment of and expectations concerning various factors affecting the collectability of the Parent Loan Notes change in the future, we may be required to record an allowance for losses or otherwise impair the carrying value of the Parent Loan Notes and associated accrued fees receivable, which could adversely affect our financial performance in the period of recordation or impairment. The Parent Loan Notes were recorded at fair value on the date of the sale of Grupo Finmart, which initially accounted for the risk of default, with an adjustment recorded in September 2017 upon the payment restructuring described above. See Note 5 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Litigation and regulatory proceedings could have a material adverse impact on our business.
We are currently subject to various litigation and regulatory actions, including those described in Note 14 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data,” and additional actions could arise in the future. Potential actions range from claims and assertions arising in the ordinary course of business (such as contract, customer or employment disputes) to more significant corporate-level matters or shareholder litigation. All of these matters are subject to inherent uncertainties, and unfavorable rulings could occur, which could include monetary damages, fines and penalties, or other relief. Any unfavorable ruling or outcome could have a material adverse effect on our results of operations or could negatively affect our reputation.
Under our certificate of incorporation, we are generally obligated to indemnify our directors and officers for costs and liabilities they incur in their capacity as directors or officers of the Company. Consequently, if a proceeding names or involves any of our directors or officers, then (subject to certain exceptions) we are generally obligated to pay or reimburse the cost or liability such director or officer incurs as a result of such proceeding (including defense costs, judgments and amounts paid in settlement). We maintain management liability insurance that protects us from much of this potential indemnification exposure, as well as potential costs or liabilities that may be directly incurred by the Company in some cases. However, our insurance coverage is subject to deductibles, and there may be elements of the costs or liabilities that are not covered under the insurance policies. In addition, to the extent that our ultimate liability in any such proceeding (or any combination of proceedings that are included in the same policy year) exceeds the management liability policy limits, our results of operations and financial condition could be adversely affected.
One person beneficially owns all of our voting stock and controls the outcome of all matters requiring a vote of stockholders, which may influence the value of our publicly-traded non-voting stock.
Phillip E. Cohen is the beneficial owner of all of our Class B Voting Common Stock. As a result of his equity ownership stake, Mr. Cohen controls the outcome of all issues requiring a vote of stockholders and has the ability to appoint or remove directors and officers who control our policies and operations. All of our publicly-traded stock is non-voting stock. Consequently, stockholders other than Mr. Cohen have no vote with respect to the election of directors or any other matter requiring a vote of stockholders except as required by law. This lack of voting rights may adversely affect the market value of our publicly-traded Class A Non-Voting Common Stock (“Class A Common Stock”).

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
We recently completed the acquisition of GPMX, a business that owns and operates 112 pawn stores in Latin America (Guatemala, El Salvador, Honduras and Peru). Our realization of the expected benefits of that acquisition will be dependent on our ability to timely and efficiently integrate the GPMX business into our operational and financial reporting systems and processes. Our ability to successfully integrate complex, multi-jurisdictional acquisitions is unproven. Our management has spent considerable time and resources in designing an integration plan and is in the early stages of implementing it. There can be no assurance, however, that we will be successful or that we will realize the expected return on the GPMX acquisition.
We have a significant firearms business in the U.S., which exposes us to increased risks of regulatory fines and penalties, lawsuits and related liabilities.
As discussed under “Part I, Item 1 — Business — Regulation — U.S. Regulations — Pawn Regulations,” some of our stores in the U.S. conduct pawn and retail transactions involving firearms, which may be associated with an increased risk of injury and related lawsuits. We may be subject to lawsuits relating to the improper use of firearms that we sell, including actions by persons attempting to recover damages from firearms retailers relating to misuse of firearms. We may also incur fines, penalties or liabilities, or have our federal firearms licenses revoked or suspended, if we fail to properly perform required background checks for, and otherwise record and report, firearms transactions. Any such actions could have a material adverse effect on our business, prospects, results of operations and financial condition.
Our business is subject to employee and third-party robberies, burglaries and other crimes at the store level.
The nature of our business requires us to maintain significant cash on hand, loan collateral and inventories in our stores. Consequently, we are subject to loss of cash or merchandise as a result of robberies, burglaries, thefts, riots, looting and other criminal activity in our stores. Further, we could be subject to liability to customers or other third parties as a result of such activities. While we maintain asset protection and monitoring programs to mitigate these risks, as well as insurance programs to protect against catastrophic loss or exposure, there can be no assurance that these crimes will not occur or that such losses will not have an adverse effect on our business or results of operations.
We may be exposed to liabilities under applicable anti-corruption, anti-money laundering and other general business laws and regulations, and any determination that we violated these laws or regulations could have a material adverse effect on our business.
We are subject to various anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business, including the Foreign Corrupt Practices Act in the U.S. and the General Law of Administrative Responsibility in Mexico. We are also subject to various laws and regulations designed to prevent money laundering or the financial support of terrorism or other illegal activity, including the USA PATRIOT Act and the Bank Secrecy Act in the U.S. and The Federal Law for the Prevention and Identification of Transactions with Funds From Illegal Sources in Mexico. See “Part I, Item 1 — Business — Regulation.” Further, our business is expanding in countries and regions that are less developed and are generally recognized as potentially more corrupt business environments.
While we maintain controls and policies to ensure compliance with applicable laws and regulations, these controls and policies may prove to be less than effective. If employees, agents or other persons for whose conduct we are held responsible violate our policies, we may be subject to severe criminal or civil sanctions and penalties, and we may be subject to other liabilities that could have a material adverse effect on our business, results of operations and financial condition.
Changes in our liquidity and capital requirements or in access to capital markets or other financing sources could limit our ability to achieve our plans.
A significant reduction in cash flows from operations or the availability of debt or equity financing could materially and adversely affect our ability to achieve our planned growth and operating results. We have outstanding $195 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the “2019 Convertible Notes”) and $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes” and, with the 2019 Convertible Notes, the “Convertible Notes”). Our ability to obtain additional debt or equity financing (including the possible refinancing of the 2019 Convertible Notes) will depend upon market conditions, our financial condition and the willingness of financing sources to make capital available to us at acceptable rates. The inability to access capital at acceptable rates and terms could restrict or limit our ability to achieve our growth objectives, which could adversely affect our financial condition and results of operations.
Changes in competition from various sources could have a material adverse impact on our ability to achieve our plans.
We encounter significant competition from other pawn stores, consumer lending companies and other retailers, many of which have significantly greater financial resources than we do. Increases in the number or size of competitors or other changes in competitive influences, such as aggressive marketing and pricing practices, could adversely affect our operations. In Mexico, we compete directly with certain pawn stores owned and operated by government affiliated or sponsored non-profit foundations, and the government could take actions that would harm our ability to compete in that market.
Our continued profitability and growth plans are dependent on our ability to successfully design or acquire, deploy and maintain information technology and other business systems to support our current business and our planned growth and expansion.
The success of our business depends on the efficiency and reliability of our information technology and business systems, including the point-of-sale system utilized in our store locations. If access to our technology infrastructure is impaired (as may occur with a computer virus, a cyber attack or other intentional disruption by a third party, natural disaster, telecommunications system failure, electrical system failure or lost connectivity), or if there are flaws in the design or roll-out of new or refreshed technology systems (such as our point-of-sale system), we may be unable to process transactions or otherwise carry on our business in a timely and efficient manner. An infrastructure disruption could damage our reputation and cause us to lose customers and revenue.
We collect and store a variety of sensitive customer information, and breaches in data security could harm our business operations and lead to reputational damage.
In the course of conducting our business, we collect and store on our information technology systems a variety of information about our customers, including sensitive personal identifying and financial information. We could be subject to fines, penalties and liabilities if any such information is misappropriated from our systems or we otherwise fail to maintain the security and confidentiality of such information. Further, any such data security breach could cause damage to our reputation and a loss of confidence in our data security measures, which could adversely affect our business and prospects.
We invested in Cash Converters International Limited for strategic reasons and we may not realize a return on our investment.
We currently have a significant investment in Cash Converters International Limited, which is a publicly-traded company based in Australia. We made this investment principally in November 2009, and may in the future make additional investments in this or other companies, to further our strategic objectives. The success of these strategic investments is dependent on a variety of factors, including the business performance of the companies in which we invest and the market’s assessment of that performance. If the business performance of Cash Converters International Limited suffers, then the value of our investment may decline. We wrote down a portion of our investment in Cash Converters International Limited during the fourth quarter of both fiscal 2016 and fiscal 2015. See Note 4 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” If we determine that any future other-than-temporary declines in the fair value exist, we will be required to write down that investment to its fair value and recognize the related write-down as an investment loss. Any future realized investment loss would adversely affect our results of operations.
We may incur property, casualty or other losses, including losses related to natural disasters such as hurricanes and earthquakes. Not all of such losses will be covered by insurance.
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

We have significant operations located in areas that are susceptible to hurricanes (notably the Atlantic and Gulf Coast regions of Florida, as well as the Gulf Coast regions of Texas, including Houston), and other areas of our operations are susceptible to other types of natural disasters, such as earthquakes and tornadoes. As noted above, not all physical damage that we incur as a result of any such natural disaster will be covered by insurance due to policy deductibles and risk retentions. In addition, natural disasters could have a significant negative impact on our business beyond physical damage to property, and only limited portions, if any, of those negative impacts will be covered by applicable business interruption insurance policies. As a result, geographically isolated natural disasters could have a material adverse effect on our overall operations and financial performance. For a discussion of the negative impact from recent hurricanes in the U.S. and an earthquake in Mexico, see “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Fiscal 2017 vs. Fiscal 2016 — Summary Financial Data.”
Events beyond our control could result in business interruption or other adverse effects on our operations and growth.
Our business and operations could be subject to interruption or damage due to inclement weather, natural disaster, power loss, acts of violence, terrorist attacks, war, civil unrest or similar events. Such events could impair our customers' access to our business, impact our ability to expand or continue our operations or otherwise have an adverse effect on our financial condition.
We could be subject to changes in tax rates, the adoption of new tax laws in the U.S. or other countries, or exposure to additional tax liabilities.
We are subject to taxes in the U.S. and several foreign jurisdictions. Current economic and political conditions make tax rates in any of these jurisdictions subject to significant change. Our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax rates or changes in tax laws or their interpretation.
Goodwill comprises a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down and could have a material adverse effect on our results of operations and financial conditions.
The carrying value of our goodwill was $255 million, or approximately 25% of our total assets, as of September 30, 2017. In accordance with Financial Accounting Standards Board Accounting Standards Codification 350-20-35, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual goodwill impairment test is performed in the fourth quarter utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. See Note 7 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data” for a discussion of our annual impairment tests performed for goodwill and indefinite-lived intangible assets during fiscal 2017.
The conversion feature of our Convertible Notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conversion feature of our Convertible Notes is triggered, holders will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we may be required, or may choose, to settle the obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Conversion of our Convertible Notes into stock may dilute the ownership interests of existing stockholders or may otherwise depress the price of our Class A Common Stock.
The conversion Convertible Notes will dilute the ownership interests of existing stockholders to the extent we deliver shares of Class A Common Stock upon conversion. Any sales in the public market of such shares could adversely affect prevailing market prices of our Class A Common Stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our Class A Common Stock could depress the price of our Class A Common Stock.
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
We generally lease our locations with terms of three to ten years with one or more renewal options. Our existing leases expire on dates ranging between October 2017 and February 2030, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores unless we find what we believe is a superior location at an attractive price. On an ongoing basis, we may close or consolidate under-performing store locations.

The following table presents the number of store locations by state or province as of September 30, 2017:

United States:
Texas	218
Florida	97
Colorado	34
Illinois	21
Oklahoma	21
Arizona	20
Nevada	17
Indiana	15
Tennessee	13
Iowa	11
Utah	9
Georgia	8
Minnesota	7
Alabama	5
Oregon	5
Virginia	3
Wisconsin	3
New York	2
Pennsylvania	2
Mississippi	1
Arkansas	1
Total United States locations	513

Mexico:
Distrito Federal	43
Estado de Mexico	39
Veracruz	35
Jalisco	16
Guanajuato	15
Puebla	11
Tabasco	9
Michoacán	8
Nuevo León	7
Chiapas	7
Guerrero	6
Campeche	6
Tamaulipas	6
Hidalgo	6
Queretaro	6
Coahuila	5
Quintana Roo	4
Oaxaca	4
Morelos	4
Aguascalientes	4
Tlaxcala	3
San Luis Potosí	2
Total Mexico locations	246
Canada:
Ontario	27
Total Canada locations	27
Total Company locations	786

In addition to our store locations, we lease corporate office space in Austin, Texas (179,400 square feet, of which 90,940 square feet has been subleased to other tenants), Querétaro, Mexico (8,400 square feet) and Ontario, Canada (8,400 square feet).
For additional information about store locations during fiscal 2017, 2016 and 2015, see “Segment and Geographic Information” included in “Part I, Item 1 — Business.”
ITEM 3 — LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 14 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Non-Voting Common Stock (“Class A Common Stock”) is traded on the NASDAQ Stock Market under the symbol “EZPW.” As of November 10, 2017, there were 85 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of November 10, 2017.
The high and low per share sales price for our Class A Common Stock for the past two fiscal years, as reported by the NASDAQ Stock Market, were as follows:

	High	Low

Fiscal 2017:
Fourth quarter ended September 30, 2017	$10.35	$7.58
Third quarter ended June 30, 2017	9.90	7.55
Second quarter ended March 31, 2017	10.98	7.75
First quarter ended December 31, 2016	12.00	9.35
Fiscal 2016:
Fourth quarter ended September 30, 2016	$11.12	$7.19
Third quarter ended June 30, 2016	7.59	2.94
Second quarter ended March 31, 2016	5.15	2.44
First quarter ended December 31, 2015	7.14	4.68
As of September 30, 2017, the closing sales price of our Class A Common Stock, as reported by the NASDAQ Stock Market, was $9.50 per share.
We have not declared or paid any dividends and currently do not anticipate paying any dividends in the immediate future. As described in Note 8 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data,” payment of a dividend requires an adjustment to the conversion rate of our Convertible Notes. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.

Stock Performance Graph
The following Stock Performance Graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol: IXIC) and the NASDAQ Other Financial Index (ticker symbol: IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2012. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

ITEM 6 — SELECTED FINANCIAL DATA
The following selected financial information should be read in conjunction with, and is qualified in its entirety by, the accompanying consolidated financial statements and related notes.
Operating Data

	Fiscal Year Ended September 30,
	2017	2016	2015	2014	2013

	(in thousands, except per share and store figures)
Operating data:
Total revenues	$747,954	$730,505	$720,000	$745,770	$765,039
Net revenues	435,510	428,230	403,020	421,857	447,661
Restructuring	—	1,921	17,080	6,664	—
Impairment of investments	—	10,957	26,837	7,940	43,198
Income (loss) from continuing operations, net of tax	32,033	(8,998)	(52,182)	3,438	13,583

Basic earnings (loss) per share attributable to EZCORP, Inc. — continuing operations	$0.62	$(0.15)	$(0.94)	$0.08	$0.27
Diluted earnings (loss) per share attributable to EZCORP, Inc. — continuing operations	$0.62	$(0.15)	$(0.94)	$0.08	$0.27

Weighted average shares outstanding:
Basic	54,260	54,427	54,369	54,148	53,657
Diluted	54,368	54,427	54,369	54,292	53,737

Stores attributable to continuing operations at end of period	786	786	786	804	799
Balance Sheet Data

	September 30,
	2017	2016	2015	2014	2013

	(in thousands)
Balance sheet data:
Pawn loans	$169,242	$167,329	$159,964	$162,444	$156,637
Inventory, net	154,411	140,224	124,084	138,175	145,200
Working capital (a)	508,382	387,165	318,107	370,247	325,263
Total assets (a)	1,024,363	983,244	898,908	1,023,982	1,044,136
Long-term debt, less current maturities (a)	284,807	283,611	197,976	213,265	139,894
EZCORP, Inc. stockholders’ equity	662,375	594,983	656,031	812,346	879,027

(a)	Amounts exclude assets and liabilities held for sale as discussed in Note 16 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”

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
Overview and Fiscal 2017 Highlights

•	Earnings per share from continuing operations grew $0.77 in the current year to $0.62 and net income from continuing operations grew $41.0 million in the current year to $32.0 million.

•	We continued to lead the U.S. market in same store PLO growth. PLO increased 19% in our Mexico Pawn segment.

•	Operating contribution from the Mexico Pawn segment improved significantly to $18.7 million, up 119% in the current year. Our Mexico Pawn segment provided 15% of our total segment contribution.

•	We ended the year with a cash and cash equivalents balance of $164.4 million, a 150% increase.

•	We successfully completed a $143.8 million offering of convertible notes, improving liquidity with a coupon rate of 2.875% and seven-year term.

•	We completed a restructuring of the notes receivable from AlphaCredit, improving the return and risk profile and increasing future cash flow and profit.

•
Shortly after the end of the year, we completed the acquisition of 112 pawn stores in Latin America (Guatemala, El Salvador, Honduras and Peru), which provides immediate accretion to future earnings and a platform for further growth and expansion in Latin America.

Results of Operations
Fiscal 2017 vs. Fiscal 2016
Summary Financial Data
The following table presents selected summary consolidated financial data. This table, as well as the discussion that follows, should be read with the consolidated financial statements and related notes included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
During the fourth quarter of fiscal 2017, Hurricanes Harvey and Irma negatively impacted our U.S. Pawn segment and a major earthquake impacted our Mexico Pawn segment. The majority of the financial impacts resulted from the temporary closure of stores as a result of the hurricanes, causing a decline in the U.S. pawn loan balances of approximately $5.0 million, with a resulting reduction in pawn service charges. As a result of the storms, 79 stores in Texas and 97 stores in Florida were closed. We were able to reopen most of the stores within two days, and had reopened all of the stores by September 30, 2017. We believe the reduction in pawn loan balances was partially due to the significant inflow of relief funds to our customers and the temporary abatement of rent, utilities and some other monthly bills for affected customers, temporarily reducing the demand for pawn loans. We expect our pawn loan balance to return to its normal level following the annual tax refund season in the U.S., which is in the second quarter of fiscal 2018. Until rebuilt, we expect the lower pawn loan balance will suppress fiscal 2018 net revenues compared to what we would otherwise have expected. The earthquake in Mexico had an immaterial impact in the fourth quarter, and we do not expect any material impact in fiscal 2018.

	Fiscal Year Ended September 30,		Change
	2017	2016

	(in thousands)
Net revenues:
Pawn service charges	$273,080	$261,800	4%

Merchandise sales	414,838	409,107	1%
Merchandise sales gross profit	148,313	150,836	(2)%
Gross margin on merchandise sales	36%	37%	(100) bps

Jewelry scrapping sales	51,189	50,113	2%
Jewelry scrapping gross profit	7,258	8,074	(10)%
Gross margin on jewelry scrapping sales	14%	16%	(200) bps

Other revenues, net	6,859	7,520	(9)%
Net revenues	435,510	428,230	2%

Operating expenses	381,910	399,057	(4)%
Other non-operating expenses	10,361	28,810	(64)%
Income from continuing operations before income taxes	43,239	363	11,812%
Income tax expense	11,206	9,361	20%
Income (loss) from continuing operations, net of tax	32,033	(8,998)	*
Loss from discontinued operations, net of tax	(1,825)	(79,432)	(98)%
Net income (loss)	30,208	(88,430)	*
Net loss attributable to noncontrolling interest	(1,650)	(7,686)	(79)%
Net income (loss) attributable to EZCORP, Inc.	$31,858	$(80,744)	*

Net pawn earning assets:
Pawn loans	$169,242	$167,329	1%
Inventory, net	154,411	140,224	10%
Total net pawn earning assets	$323,653	$307,553	5%

*	Represents an increase or decrease that is not meaningful.
Total revenues for fiscal 2017 were $748.0 million compared to $730.5 million in the prior year, driven by increased merchandise sales and pawn service charge growth. Pawn service charges increased 4% primarily due to an increase in average pawn loan balances outstanding during the current year, despite the negative impacts from hurricanes previously discussed. The increase was driven by continued intense focus on market leadership in meeting our customers' desire for cash. Merchandise sales increased 1% with gross margin on merchandise sales of 36%, below the prior year, but within our target range of 35-38%.

The estimated decrease in income from continuing operations, earnings per share and pawn loans resulting from natural disasters for fiscal 2017 was as follows:

	U.S. Pawn	Mexico Pawn	Total

	(in millions, except per share data)
Pawn service charges	$(1.6)	$—	$(1.6)
Merchandise sales gross profit	(0.2)	—	(0.2)
Operating expenses and loss on disposal of assets	1.0	0.1	1.1
Income from continuing operations before income taxes	$(2.8)	$(0.1)	$(2.9)

Diluted loss per share attributable to EZCORP, Inc. — continuing operations	$(0.03)	$—	$(0.03)

Pawn loans outstanding as of September 30, 2017	$(5.0)	$—	$(5.0)
Total operating expenses decreased $17.1 million, or 4%, due to:

•
A $14.8 million decrease in administrative expense due primarily to a $7.9 million decrease in business and professional fees as a result of the completion of internal control remediation efforts in the prior year, inclusive of $0.8 million in acquisition-related costs below, and a $7.0 million decrease in labor costs including the impact of corporate headcount reductions, partially offset by $1.2 million in costs related to our acquisition of GPMX in October 2017;

•	A $2.9 million decrease in depreciation and amortization expense from a lower depreciable asset base;

•	A $1.9 million decrease in restructuring expense as our prior actions are complete; and

•	A $0.7 million decrease in loss on sale or disposal of assets due to a reduction in asset disposals in the current year; partially offset by

•
A $3.2 million increase in operations expense primarily due to investment in field leadership and customer-facing team members in addition to higher employee benefit costs, $0.9 million in costs (exclusive of $0.1 million in non-operating expenses) attributable to Hurricane Harvey in Texas during our fourth quarter of fiscal 2017 and $0.6 million in losses, net of insurance recoveries, associated with riot related looting of 12 stores in Mexico during our second fiscal quarter.

Total non-operating expenses decreased by $18.4 million from the prior year. This decrease was primarily due to:

•
A $5.2 million increase in income from our unconsolidated affiliate due to improvement in performance of Cash Converters International as a result of improved operations and the completion of fiscal 2016 restructuring actions;

•	No impairments of our investment in Cash Converters International in fiscal 2017, compared to an $11.0 million impairment ($7.2 million, net of taxes) in fiscal 2016;

•
A $12.0 million increase in interest income as a result of our notes receivable from the sale of Grupo Finmart including a $3.0 million gain as a result of the restructuring of the notes receivable in September 2017, in addition to ordinary accruals of interest and accretion of associated discounts; and

•	A $1.6 million decrease in other expense primarily due to net foreign currency transaction losses in the prior year as a result of movement in exchange rates; partially offset by

•
An $11.3 million increase in interest expense primarily as a result of our Term Loan Facility obtained in September 2016, including accruals of interest in addition to amortization of associated discounts and deferred financings costs. We incurred loss on extinguishment of debt and other costs of $5.3 million, recorded as a component of interest expense, as a result of the retirement of $35 million principal amount of 2019 Convertible Notes and the Term Loan Facility in July 2017, funded by proceeds from our offering of 2024 Convertible Notes.

Income taxes increased $1.8 million, or 20%, from $9.4 million in the prior year to $11.2 million in the current year. The overall increase in our tax expense was driven by an increase in our pre-tax earnings from $0.4 million in the prior year to $43.2 million in the current year. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the impact of earnings and foreign tax credits from our equity investment in Cash Converters International, the net effect of state taxes, non-deductible items and changes in valuation allowances. In the current year, state tax expense decreased due to a decision to elect to file combined returns in certain states that allow combined filings where separate returns were previously filed. In addition, we recognized a partial reversal of our valuation allowance by realizing a portion of our capital loss carryforwards in connection with the restructuring of our Grupo Finmart notes receivable. See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
In fiscal 2016, we sold our Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") business. Loss from discontinued operations, net of tax, included a gain of $34.2 million, transaction costs o$8.0 million, a $73.2 million goodwill impairment charge and a general operating loss of $44.8 million, before income taxes.

U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Fiscal Year Ended September 30,		Change
	2017	2016

	(in thousands)
Net revenues:
Pawn service charges	$238,437	$229,893	4%

Merchandise sales	351,878	348,771	1%
Merchandise sales gross profit	128,403	131,503	(2)%
Gross margin on merchandise sales	36%	38%	(200) bps

Jewelry scrapping sales	48,203	47,810	1%
Jewelry scrapping sales gross profit	6,769	7,672	(12)%
Gross margin on jewelry scrapping sales	14%	16%	(200) bps

Other revenues	219	331	(34)%
Net revenues	373,828	369,399	1%

Segment operating expenses:
Operations	259,977	255,321	2%
Depreciation and amortization	10,171	12,242	(17)%
Segment operating contribution	103,680	101,836	2%

Other segment expenses	179	1,780	(90)%
Segment contribution	$103,501	$100,056	3%

Other data:
Net earning assets — continuing operations (a)	$280,673	$270,974	4%
Inventory turnover	2.1	2.2	(0.1)x
Average monthly ending pawn loan balance per store (b)	$280	$270	4%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate (c)	84%	84%	—

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
(c)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

Net revenue increased $4.4 million, or 1%, primarily due to larger outstanding pawn loan balances during the year, offset by the negative impacts from hurricanes previously discussed. The increase in net revenue in fiscal 2017 attributable to same stores and new stores added since the prior year is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$8.4	$(2.6)	$5.8
New stores and other	0.1	(0.5)	(0.4)
Total	$8.5	$(3.1)	$5.4
Change in jewelry scrapping sales gross profit and other revenues			(1.0)
Total change in net revenue			$4.4
We continue to invest in the core pawn business, including commencement of our upgraded point of sale system rollout. We are confident that these initiatives, combined with further investments in product and customer analytics and in sustained training, coaching and mentoring of our field team, will continue to provide a robust platform for further profitable growth.
Pawn service charges increased 4% primarily due to a 4% increase in average ending monthly pawn loan balances outstanding during the current year, continuing our trend of year-over-year growth, driven by continued intense focus on market leadership in meeting our customers' desire for cash. The increase in pawn service charges is inclusive of the negative impacts from hurricanes previously discussed.
Merchandise sales increased 1% with gross margin on merchandise sales of 36%, below the prior year, but within our target range of 35-38%. As a result, merchandise sales gross profit decreased 2% to $128.4 million. The decrease in merchandise sales gross profit is inclusive of the negative impacts from hurricanes previously discussed.
Jewelry scrapping sales gross profit remained flat at 2% of current year net revenues, in-line with our strategy to sell rather than scrap merchandise, with a 200 basis point decline in gross margin to 14%.
We improved total segment expenses to 42% of revenues from 43% in the prior year. In dollar terms, segment expenses increased by $1.0 million, in line with our increase in net revenue. This increase was primarily due to costs attributable to Hurricane Harvey in Texas and Hurricane Irma in Florida during our fourth quarter of fiscal 2017 as previously discussed and $3.5 million higher labor costs with investment in field leadership and customer-facing team members in addition to higher employee benefit costs. These items were partially offset by a $2.0 million decrease in depreciation and amortization from a lower depreciable asset base. Restructuring activities have been substantially completed, resulting in a further $1.0 million offsetting reduction compared to the prior year.

Non-GAAP Financial Information
In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency and ongoing segment contribution results to evaluate results of our Mexico Pawn operations, which are denominated in Mexican pesos. We believe that presentation of constant currency results is meaningful and useful in understanding the activities and business metrics of our Mexico Pawn operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in Mexican pesos to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. The end-of-period exchange rate as of September 30, 2017 and 2016 was 18.2 to 1 and 19.4 to 1, respectively. The approximate average exchange rate for the years ended September 30, 2017, 2016 and 2015 was 19.1 to 1, 17.9 to 1, and 15.1 to 1, respectively; however, our statement of operations constant currency results reflect the impact of monthly effects of exchange rates and so are not directly calculable from the above rates. Constant currency results, where presented, also exclude the foreign currency gain or loss and the related foreign currency derivative gain or loss impact. We have experienced a prolonged weakening of the Mexican peso to the U.S. dollar and may continue to experience further weakening in future reporting periods, which may adversely impact our future operating results when stated on a GAAP basis.

Mexico Pawn
The following table presents selected summary financial data from continuing operations for the Mexico Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Fiscal Year Ended September 30,
	2017 (GAAP)	2016 (GAAP)	Change (GAAP)	2017 (Constant Currency)	Change (Constant Currency)

	(in thousands)			(in thousands)
Net revenues:
Pawn service charges	$34,643	$31,907	9%	$36,819	15%

Merchandise sales	62,957	60,331	4%	67,629	12%
Merchandise sales gross profit	19,907	19,329	3%	21,383	11%
Gross margin on merchandise sales	32%	32%	—	32%	—

Jewelry scrapping sales	2,986	2,282	31%	3,291	44%
Jewelry scrapping sales gross profit	489	397	23%	542	37%
Gross margin on jewelry scrapping sales	16%	17%	(100) bps	16%	(100) bps

Other revenues	645	385	68%	684	78%
Net revenues	55,684	52,018	7%	59,428	14%

Segment operating expenses:
Operations	36,211	38,481	(6)%	38,750	1%
Depreciation and amortization	2,675	2,965	(10)%	2,862	(3)%
Segment operating contribution	16,798	10,572	59%	17,816	69%

Other segment (income) expenses (a)	(1,856)	2,064	*	(1,783)	*
Segment contribution	$18,654	$8,508	119%	$19,599	130%

Other data:
Net earning assets — continuing operations (b)	$42,952	$36,576	17%	$40,273	10%
Inventory turnover	2.4	2.5	(0.1)x	2.4	(0.1)x
Average monthly ending pawn loan balance per store (c)	$74	$70	6%	$78	11%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate (d)	78%	78%	—	78%	—

*	Represents an increase or decrease that is not meaningful.
(a)
Fiscal 2017 constant currency amount excludes $0.1 million of net GAAP basis foreign currency transaction gains resulting from movement in exchange rates. The net foreign currency transaction losses for fiscal 2016 were $1.3 million and are not excluded from the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
(d)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

Our Mexico business continues to grow rapidly. We opened ten de novo stores in fiscal 2017 and plan to open approximately ten more in fiscal 2018. We also see further opportunity for acquisitions in Latin America, and on October 6, 2017, we acquired 112 pawn stores located in Guatemala, El Salvador, Honduras and Peru, increasing the scale of our Latin American operations. In fiscal 2017, net revenue increased $3.7 million, or 7% (up $7.4 million, or 14%, on a constant currency basis). The increase in net revenue attributable to same stores and new stores added since the prior year is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$2.2	$0.3	$2.5
New stores and other	0.5	0.3	0.8
Total	$2.7	$0.6	$3.3
Change in jewelry scrapping sales gross profit and other revenues			0.4
Total change in net revenue			$3.7

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$4.2	$1.7	$5.9
New stores and other	0.7	0.4	1.1
Total	$4.9	$2.1	$7.0
Change in jewelry scrapping sales gross profit and other revenues			0.4
Total change in net revenue			$7.4
Pawn service charges were up 9% (15% on a constant currency basis) primarily as a result of same store loan growth, with an increased average ending monthly pawn loan balance outstanding during the current year of 6% (11% on a constant currency basis), driven by continued intense focus on market leadership in meeting our customers' desire for cash, offset by foreign currency impacts.
Merchandise sales were up 4% (12% on a constant currency basis), with gross margin on merchandise sales of 32%, consistent with the prior year. As a result of the combination of these effects, offset by foreign currency impacts, merchandise sales gross profit was up 3% to $19.9 million (11% to $21.4 million on a constant currency basis).
We leveraged a 7% increase in net revenue (14% on a constant currency basis) into a 59% increase in segment operating contribution (69% on a constant currency basis) due to focused expense management, despite absorbing start-up costs from de novo stores. After a $3.9 million improvement in other segment income, primarily interest income and foreign currency impacts, segment contribution increased 119% (130% on a constant currency basis) to $18.7 million ($19.6 million on a constant currency basis).
Segment expenses decreased by $6.5 million ($3.7 million on a constant currency basis) primarily due to:

•	A $1.4 million decrease ($0.3 million on a constant currency basis) in labor costs largely due to foreign currency impacts;

•
A $1.9 million increase in interest income as a result of our notes receivable from the sale of Grupo Finmart, including a $0.5 million gain as a result of the restructuring of the notes receivable in September 2017, combined with the ordinary accruals of interest and accretion of associated discounts;

•	A $0.5 million decrease in restructuring charges as we have substantially completed all prior restructuring actions; and

•	A $1.4 million decrease in foreign currency transaction losses; partially offset by

•	$0.6 million in losses, net of insurance recoveries, associated with the riot related looting of 12 stores during our second fiscal quarter.

Other International
The following table presents selected summary financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units’ functional currencies of primarily Canadian and Australian dollars:

	Fiscal Year Ended September 30,		Percentage Change
	2017	2016

	(in thousands)
Net revenues:
Consumer loan fees and interest	$7,983	$8,769	(9)%
Consumer loan bad debt	(1,988)	(1,965)	1%
Other revenues, net	3	9	(67)%
Net revenues	5,998	6,813	(12)%

Segment operating (income) expenses:
Operating expenses	8,639	7,803	11%
Equity in net (income) loss of unconsolidated affiliates	(4,916)	255	*
Segment operating income (loss)	2,275	(1,245)	*

Other segment expenses	(96)	11,165	*
Segment contribution (loss)	$2,371	$(12,410)	*

*	Represents an increase or decrease that is not meaningful.
Segment contribution was $2.4 million, an increase of $14.8 million from the prior year primarily due to

•	A $5.2 million increase in earnings from Cash Converters International as a result of improved operations and the completion of fiscal 2016 restructuring actions; and

•	No impairments of our investment in Cash Converters International in fiscal 2017, compared to an $11.0 million impairment ($7.2 million, net of taxes) in fiscal 2016; offset by

•
A $1.6 million increase in operating expenses due to further investment in the development of a digital IT platform that enables greater intimacy with our customers to drive future revenue enhancement.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income (loss) attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,		Percentage Change
	2017	2016

	(in thousands)
Segment contribution	$124,526	$96,154	30%
Corporate expenses (income):
Administrative	53,254	68,101	(22)%
Depreciation and amortization	10,624	11,117	(4)%
Loss on sale or disposal of assets	27	269	(90)%
Restructuring	—	183	(100)%
Interest expense	27,794	16,243	71%
Interest income	(10,173)	(49)	*
Other income	(239)	(73)	227%
Income from continuing operations before income taxes	43,239	363	11,812%
Income tax expense	11,206	9,361	20%
Income (loss) from continuing operations, net of tax	32,033	(8,998)	*
Loss from discontinued operations, net of tax	(1,825)	(79,432)	(98)%
Net income (loss)	30,208	(88,430)	*
Net loss attributable to noncontrolling interest	(1,650)	(7,686)	(79)%
Net income (loss) attributable to EZCORP, Inc.	$31,858	$(80,744)	*

*	Represents an increase or decrease that is not meaningful.
Administrative expenses decreased $14.8 million, or 22%, due primarily to:

•	A $7.9 million decrease in business and professional fees due to completion of internal control remediation efforts in the prior year, inclusive of $0.8 million in acquisition-related costs below; and

•	A $7.0 million decrease in labor costs including the impact of corporate headcount reductions; partially offset by

•	$1.2 million in costs related to our acquisition of GPMX in October 2017.
Interest expense increased $11.6 million, or 71%, primarily as a result of our Term Loan Facility obtained in September 2016, including accruals of interest in addition to amortization of associated discounts and deferred financings costs. Included in interest expense is a loss on extinguishment of debt and other costs of $5.3 million as a result of retiring $35 million principal amount of 2019 Convertible Notes and the full Term Loan Facility in July 2017 using proceeds from our offering of 2024 Convertible Notes.
Interest income increased $10.1 million as a result of our notes receivable from the sale of Grupo Finmart including a $2.5 million gain in the U.S. as a result of the restructuring of the notes receivable in September 2017, in addition to ordinary accruals of interest and accretion of associated discounts.
Income taxes increased $1.8 million, or 20%, from a $9.4 million expense in the prior year to an $11.2 million expense in the current year. The overall increase in our tax expense was driven by an increase in our pre-tax earnings from $0.4 million in the prior year to $43.2 million in the current year. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the impact of earnings and foreign tax credits from our equity investment in Cash Converters International, the net effect of state taxes, non-deductible items and changes in valuation allowances. In the current year, state tax expense decreased due to a decision to elect to file combined returns in certain states that allow combined filings where separate returns were previously filed. In addition, we recognized a partial reversal of our valuation allowance by realizing a portion of our capital loss carryforwards in connection with the restructuring of our Grupo Finmart notes receivable. See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.

Fiscal 2016 vs. Fiscal 2015
Summary Financial Data
The following table presents selected summary consolidated financial data for our fiscal years ended September 30, 2016 and 2015. This table, as well as the discussion that follows, should be read with the consolidated financial statements and related notes included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

	Fiscal Year Ended September 30,		Change
	2016	2015

	(in thousands)
Net revenues:
Pawn service charges	$261,800	$247,204	6%

Merchandise sales	409,107	402,118	2%
Merchandise sales gross profit	150,836	134,329	12%
Gross margin on merchandise sales	37%	33%	400 bps

Jewelry scrapping sales	50,113	57,973	(14)%
Jewelry sales gross profit	8,074	11,907	(32)%
Gross margin on jewelry scrapping sales	16%	21%	(500) bps

Other revenues, net	7,520	9,580	(22)%
Net revenues	428,230	403,020	6%

Operating expenses	399,057	418,623	(5)%
Non-operating expenses	28,810	50,604	(43)%
Income (loss) from continuing operations before income taxes	363	(66,207)	*
Income tax expense (benefit)	9,361	(14,025)	*
Loss from continuing operations, net of tax	(8,998)	(52,182)	(83)%
Loss from discontinued operations, net of tax	(79,432)	(42,045)	89%
Net loss	(88,430)	(94,227)	(6)%
Net loss attributable to noncontrolling interest	(7,686)	(5,035)	53%
Net loss attributable to EZCORP, Inc.	$(80,744)	$(89,192)	(9)%

Net pawn earning assets:
Pawn loans	$167,329	$159,964	5%
Inventory, net	140,224	124,084	13%
Total net pawn earning assets	$307,553	$284,048	8%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Total revenues for fiscal 2016 were $730.5 million compared to $720.0 million for fiscal 2015. Excluding jewelry scrapping sales, total revenues increased $18.4 million, driven by increased merchandise sales and pawn service charge growth.
Total operating expenses decreased from $418.6 million in fiscal 2015 to $399.1 million in fiscal 2016. This $19.6 million, or 5%, decrease was primarily due to:

•	A $15.2 million decrease in restructuring expense from our fiscal 2015 restructuring plan aimed to streamline our structure and operating model to improve overall efficiency and reduce costs;

•
A $4.9 million decrease in administrative expense due primarily to a $3.6 million decrease in salaries and related costs, a $3.4 million decrease in litigation and related costs and $5.8 million in various other individually small reductions in corporate costs as we continued to work towards corporate overhead reduction goals, offset by a $8.0 million increase in short-term and long-term incentive programs. Administrative expenses include $4.2 million of fiscal 2015 restatement related expenses recorded in fiscal 2016;

•
A $4.4 million decrease in depreciation and amortization expense as a result of ongoing savings realized from a lower depreciable fixed asset base as a result of our strategic review completed in fiscal 2015; and

•	A $1.6 million decrease in loss on sale or disposal of assets, due to a reduction in asset disposals in fiscal 2016; partially offset by

•
A $6.4 million increase in operations expense primarily as a result of staffing enhancements, increased participation in incentive compensation plans in our field organization and an increase in short-term and long-term incentive programs, as well as costs associated with new stores acquired. The largest component of this increase, which was offset by other items, was increased bonuses due to the substantial improvement in U.S. and Mexico Pawn operating results in fiscal 2016 as compared to fiscal 2015.

Total non-operating expenses increased $21.8 million from fiscal 2015. This decrease was primarily due to:

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

•
A $1.0 million decrease in other expense primarily due to net foreign currency transaction losses in fiscal 2016 as a result of movement in exchange rates affecting the revaluation of intercompany amounts and foreign currency debt outstanding.

Income tax expense increased $23.4 million, from a $14.0 million benefit in the prior year to a $9.4 million expense in the current year, primarily due to the $66.6 million decrease in loss from continuing operations before income taxes. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the impact of earnings and foreign tax credits from our equity investment in Cash Converters International, the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations. See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
Loss from discontinued operations in fiscal 2015 and 2016 was primarily comprised of Grupo Finmart and USFS as further discussed in Note 16 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” Loss from discontinued operations, net of tax increased $37.4 million from fiscal 2015 primarily due to the following in addition to the income tax effects thereon:

•	A $26.7 million decrease in net revenues from Grupo Finmart from fiscal 2015 of as a result of delays in collections and other factors; and

•	A $73.2 million impairment of Grupo Finmart goodwill in fiscal 2016; partially offset by

•	A $34.2 million gain on disposition of Grupo Finmart in fiscal 2016; and

•	$42.4 million in fiscal 2015 charges related to exiting USFS.

U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Fiscal Year Ended September 30,		Change
	2016	2015

	(in thousands)
Net revenues:
Pawn service charges	$229,893	$216,211	6%

Merchandise sales	348,771	334,635	4%
Merchandise sales gross profit	131,503	115,682	14%
Gross margin on merchandise sales	38%	35%	300 bps

Jewelry scrapping sales	47,810	54,343	(12)%
Jewelry scrapping sales gross profit	7,672	11,498	(33)%
Gross margin on jewelry scrapping sales	16%	21%	(500) bps

Other revenues, net	331	945	(65)%
Net revenues	369,399	344,336	7%

Segment operating expenses:
Operations	255,321	244,232	5%
Depreciation and amortization	12,242	15,227	(20)%
Segment operating contribution	101,836	84,877	20%

Other segment expenses	1,780	5,029	(65)%
Segment contribution	$100,056	$79,848	25%

Other data:
Net earning assets — continuing operations (a)	$270,974	$251,068	8%
Inventory turnover	2.2	2.5	(0.3)x
Average monthly ending pawn loan balance per store (b)	$270	$252	7%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate (c)	84%	84%	—

*	Represents an increase or decrease that is not meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
(c)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

Net revenue increased 7% ($25.1 million), with core pawn revenue increasing $27.8 million, or 5%, from fiscal 2015. The increase in net revenue attributable to same stores and new stores added during fiscal 2016 is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$9.5	$11.8	$21.3
New stores and other	4.2	4.0	8.2
Total	$13.7	$15.8	$29.5
Change in jewelry scrapping sales gross profit and other revenues			(4.4)
Total change in net revenue			$25.1
Pawn service charges increased 6%, with the monthly average yield remaining consistent at 14%, offset by the increase in average monthly ending pawn loans outstanding of 7% due to continued focus on customer experience.
Gross margin on merchandise sales increased to 38% from 35% in fiscal 2015 as a result of improved execution in disposing of aged inventory, as well as ongoing discipline in pawn loan valuation and retail pricing cadences. These positive operating developments drove an increase in merchandise sales gross profit of $15.8 million. We reduced total aged inventory (as a percentage of total inventory) to 8% from 10%. This reduction is primarily attributable to a reduction of aged jewelry inventory to 11% from 15% in the prior year, while our aged general merchandise inventory remained consistent at 5%.
Gross margin on jewelry scrapping sales decreased to 16% from 21%. Jewelry scrapping sales gross profit decreased to 2% of net revenues from 3% in the prior year primarily as a result of our strategy to sell rather than scrap jewelry during our peak selling season, as margins on scrapping are lower than those on sales.
Total segment expenses increased to $269.3 million (43% of revenues) in fiscal 2016 from $264.5 million (44% of revenues) in fiscal 2015 primarily due to:

•
An $11.1 million, or 5%, net increase in operations expense primarily due to increased wages due to staffing enhancements and an increased participation in incentive compensation plans in our field organization to better serve and satisfy our customers amounting to $16.2 million, comprised of a $8.4 million increase in bonuses due to the substantial improvement in operating results in fiscal 2016 as compared to fiscal 2015 and a $7.8 million increase in salaries and related costs, in addition to costs associated with new stores acquired and other small items. The wage increases were partially offset by a $5.3 million reduction due to a fiscal 2015 impairment of long-lived intangible and fixed assets; partially offset by

•
A $3.0 million, or 20%, decrease in depreciation and amortization expense as a result of savings realized from a lower depreciable fixed asset base as a result of our strategic review completed in fiscal 2015; and

•	A $0.3 million decrease in restructuring costs pertaining to our restructuring plan initiated in the fourth quarter of our fiscal 2015.

Mexico Pawn
The following table presents selected summary financial data from continuing operations for the Mexico Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Fiscal Year Ended September 30,
	2016 (GAAP)	2015 (GAAP)	Change (GAAP)	2016 (Constant Currency)	Change (Constant Currency)

	(in thousands)			(in thousands)
Net revenues:
Pawn service charges	$31,907	$30,993	3%	$37,824	22%

Merchandise sales	60,331	65,408	(8)%	71,518	9%
Merchandise sales gross profit	19,329	18,037	7%	22,913	27%
Gross margin on merchandise sales	32%	28%	400 bps	32%	400 bps

Jewelry scrapping sales	2,282	3,267	(30)%	2,705	(17)%
Jewelry scrapping sales gross profit	397	313	27%	470	50%
Gross margin on jewelry scrapping sales	17%	10%	700 bps	17%	700 bps

Other revenues	385	1,021	(62)%	456	(55)%
Net revenues	52,018	50,364	3%	61,663	22%

Segment operating expenses:
Operations	38,481	43,927	(12)%	45,617	4%
Depreciation and amortization	2,965	4,440	(33)%	3,515	(21)%
Segment operating contribution	10,572	1,997	429%	12,531	527%

Other segment expenses (a)	2,064	2,982	(31)%	907	(70)%
Segment contribution (loss)	$8,508	$(985)	*	$11,624	*

Other data:
Net earning assets — continuing operations (b)	$36,576	$32,966	11%	$41,496	26%
Inventory turnover	2.5	2.7	(0.2)x	2.5	(0.2)x
Average monthly ending total pawn loan balances per store (c)	$70	$65	8%	$82	26%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate (d)	78%	77%	100 bps	78%	100 bps

*	Represents an increase or decrease that is not meaningful.
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
Our Mexico Pawn operations continued to grow significantly, with the positive constant currency results largely offset by changes in foreign currency exchange rates. Core pawn revenue decreased $4.2 million, or 4%, on a GAAP basis, but increased $12.9 million, or 13%, on a constant currency basis. The change in net revenue attributable to same store and new stores added since fiscal 2015 is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$1.1	$2.2	$3.3
New stores and other	(0.2)	(0.9)	(1.1)
Total	$0.9	$1.3	$2.2
Change in jewelry scrapping sales gross profit and other revenues			(0.5)
Total change in net revenue			$1.7

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$6.4	$6.0	$12.4
New stores and other	0.4	(1.1)	(0.7)
Total	$6.8	$4.9	$11.7
Change in jewelry scrapping sales gross profit and other revenues			(0.4)
Total change in net revenue			$11.3
Pawn service charges increased 3% (22% on a constant currency basis) primarily as a result of continued focus on pawn loan growth. The average monthly ending pawn loan balances outstanding increased 8% (26% on a constant currency basis) from fiscal 2015.
Gross margin on merchandise sales increased to 32% from 28% in fiscal 2015 as a result of improved execution in disposing of aged inventory from the prior year, as well as ongoing discipline in pawn loan valuation and retail pricing cadences. These positive operating developments drove an increase in merchandise sales gross profit of $1.3 million ($4.9 million increase on a constant currency basis).
Total segment expenses in fiscal 2016 were $43.5 million or 46% of revenues ($50.0 million or 44% of revenues on a constant currency basis), compared to $51.3 million (51% of revenues) in fiscal 2015. The changes were primarily due to:

•
A $1.9 million decrease ($0.7 million increase on a constant currency basis) in operations expense due to staffing realignments and an increased participation in incentive compensation plans due to the substantial improvement in operating results in fiscal 2016 as compared to fiscal 2015;

•	A $1.8 million decrease in rent expense primarily due to currency impacts ($0.1 million in constant currency);

•	A $1.4 million decrease in impairment charges from fiscal 2015 on both a GAAP and constant currency basis;

•
A $1.5 million decrease in depreciation and amortization ($0.9 million on a constant currency basis) expense as a result of ongoing savings realized from a lower depreciable fixed asset base as a result of our strategic review completed in fiscal 2015; and

•	A $1.1 million decrease in licenses and fees on both a GAAP and constant currency basis in addition to other smaller items and additional foreign currency impacts.

Other International
The following table presents selected summary financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units’ functional currencies of primarily Canadian and Australian dollars:

	Fiscal Year Ended September 30,		Percentage Change
	2016	2015

	(in thousands)
Net revenues:
Consumer loan fees and interest	$8,769	$10,739	(18)%
Consumer loan bad debt	(1,965)	(3,125)	(37)%
Other revenues, net	9	706	(99)%
Net revenues	6,813	8,320	(18)%

Segment operating expenses:
Operating expenses	7,803	7,396	6%
Equity in net loss of unconsolidated affiliates	255	5,473	(95)%
Segment operating loss	(1,245)	(4,549)	(73)%

Other segment expenses	11,165	29,406	(62)%
Segment loss	$(12,410)	$(33,955)	(63)%

*	Represents an increase or decrease that is not meaningful.
Segment loss from the Other International segment was $12.4 million, a decrease of $21.5 million, or 63%, from fiscal 2015. This decrease was primarily due to:

•
A $15.9 million decrease in impairment of investments due to the fiscal 2016 impairment of our investment in Cash Converters International in the amount of $11.0 million ($7.2 million, net of taxes) as compared to the fiscal 2015 impairment of $26.8 million ($17.4 million, net of taxes);

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

Other Items
The following table reconciles our consolidated segment contribution discussed above to net loss attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,		Percentage Change
	2016	2015

	(in thousands)
Segment contribution	$96,154	$44,908	114%
Corporate expenses (income):
Administrative	68,101	72,986	(7)%
Depreciation and amortization	11,117	10,676	4%
Loss on sale or disposal of assets	269	1,407	(81)%
Restructuring	183	9,702	(98)%
Interest expense	16,243	16,310	—%
Interest income	(49)	(158)	(69)%
Other (income) expense	(73)	192	*
Income (loss) from continuing operations before income taxes	363	(66,207)	*
Income tax expense (benefit)	9,361	(14,025)	*
Loss from continuing operations, net of tax	(8,998)	(52,182)	(83)%
Loss from discontinued operations, net of tax	(79,432)	(42,045)	89%
Net loss	(88,430)	(94,227)	(6)%
Net loss attributable to noncontrolling interest	(7,686)	(5,035)	53%
Net loss income attributable to EZCORP, Inc.	$(80,744)	$(89,192)	(9)%

*	Represents an increase or decrease that is not meaningful.
Net income from continuing operations before income taxes increased $66.6 million from fiscal 2015 to income of $0.4 million in fiscal 2016 primarily due to:

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
Income tax expense increased $23.4 million, from a $14.0 million benefit in the prior year to a $9.4 million expense in the current year, primarily due to the $66.6 million decrease in loss from continuing operations before income taxes. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the impact of earnings and foreign tax credits from our equity investment in Cash Converters International, the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations. See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.

Loss from discontinued operations in fiscal 2015 and 2016 was primarily comprised of Grupo Finmart and USFS as further discussed in Note 16 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” Loss from discontinued operations, net of tax increased $37.4 million from fiscal 2015 primarily due to the following in addition to the income tax effects thereon:

•	A $26.7 million decrease in net revenues from Grupo Finmart from fiscal 2015 of as a result of delays in collections and other factors; and

•	A $73.2 million impairment of Grupo Finmart goodwill in fiscal 2016; partially offset by

•	A $34.2 million gain on disposition of Grupo Finmart in fiscal 2016; and

•	$42.4 million in fiscal 2015 charges related to exiting USFS.
Liquidity and Capital Resources
Cash Flows
The table below presents a summary of the sources and uses of our cash:

	Fiscal Year Ended September 30,		Percentage Change
	2017	2016

	(in thousands)
Cash flows from operating activities	$51,836	$64,403	(20)%
Cash flows from investing activities	(7,255)	6,716	*
Cash flows from financing activities	53,351	(63,156)	*
Effect of exchange rate changes on cash and cash equivalents	724	(1,350)	*
Net increase in cash and cash equivalents	$98,656	$6,613	1,392%

*	Represents an increase or decrease in excess of 100% or not meaningful.
Change in Cash and Cash Equivalents for Fiscal 2017 vs. Fiscal 2016
The decrease in cash flows from operating activities was primarily due to a $22.0 million smaller change in operating assets and liabilities, including $34.2 million received in March 2016 as a result of the carryback of fiscal 2015 tax net operating losses and a $2.2 million decrease in cash dividends received from our unconsolidated affiliate, offset by a $11.7 million increase in net income plus several non-cash items.
The decrease in cash flows from investing activities was primarily due to $35.3 million in net cash proceeds from disposition of Grupo Finmart in fiscal 2016, a $9.3 million increase in additions to property and equipment and a $2.6 million increase in net investments related to loan activities, offset by $29.5 million in principal collections from our Grupo Finmart notes receivable and a $3.8 million decrease in acquisitions, net of cash acquired.
The increase in cash flows from financing activities was primarily due to a $102.1 million increase in net borrowings including issuance of $143.8 million of new debt and retirement of $85 million of previously outstanding debt in July 2017 in addition to a $50 million term loan facility obtained in fiscal 2016 and debt associated with Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") prior to its disposition in fiscal 2016, a $15.0 million payout of deferred consideration in fiscal 2016 and an $11.8 million repurchase of redeemable common stock in fiscal 2016, partially offset with various other decreases as a result of the disposition of Grupo Finmart in fiscal 2016.
The net effect of these and other smaller items was a $98.7 million increase in cash on hand during fiscal 2017, providing a $164.4 million ending cash balance.
As of September 30, 2017, our primary source of liquidity was $164.4 million in cash and cash equivalents and cash flows from operations. Of this amount, approximately 6%, or $10.6 million, was held by foreign subsidiaries and is not available to fund domestic operations, portions of which we may be unable to repatriate without incurring United States income taxes. Cash flows from discontinued operations are aggregated with cash flows from continuing operations in the statements of cash flows. Grupo Finmart cash flows are presented separately in Note 16 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

Sources and Uses of Cash
Acquisition of GPMX in October 2017
On October 6, 2017, we completed the acquisition of GPMX, a business that owns and operates 112 stores located in Guatemala, El Salvador, Honduras and Peru. The GPMX acquisition significantly expands our store base into Latin American countries outside of Mexico and provides us with a platform for further growth in the region. We paid $53.4 million in cash upon closing, with an additional $2.25 million to be paid contingent upon performance of GPMX’s business during the 24 months following the closing date. At the time of closing, GPMX owed $6.6 million in indebtedness to members of the seller’s affiliated group, and under the terms of the stock purchase agreement, GPMX repaid such indebtedness during October 2017.
2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). For a description of the terms of the 2024 Convertible Notes, see “2.875% Convertible Senior Notes Due 2024” in Note 8 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” Net proceeds from the offering, after deducting discounts and expenses, were approximately $140 million and were used as follows:

•	$51.6 million was used to pay all outstanding borrowings under, and to terminate, the Term Loan Facility described below;

•
$34.4 million was used to repurchase and retire $35.0 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the “2019 Convertible Notes”), leaving $195 million aggregate principal amount of 2019 Convertible Notes outstanding; and

•	The remaining $54 million was added to our cash balances and used for general corporate purposes, including the acquisition GPMX completed in October 2017.
In connection with the repurchase and retirement of 2019 Convertible Notes described above, we entered into agreements to unwind a portion of the note hedge and warrant transactions corresponding to the repurchased and retired 2019 Convertible Notes. We received $0.6 million in connection with the partial settlement of the note hedge transactions and paid $0.5 million in connection with the partial settlement of the warrant transactions. For additional information about the original note hedge and warrant transactions, see “2.125% Cash Convertible Senior Notes Due 2019” in Note 8 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Sale of Grupo Finmart
In September 2016, we sold all of our equity interests (representing 93.78% of the total issued and outstanding equity interests) in Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") to Alpha Holding, S.A. de C.V. (“AlphaCredit”) for an adjusted purchase price of $40.9 million, 10% of which ($4.1 million) was paid into an escrow account pending resolution of indemnification claims and the remainder of which was paid in cash.
In connection with the sale, we paid a total of $31.1 million, including future interest payments and penalties, to existing Grupo Finmart lenders and stepped into the position of those lenders, including related collateral, and assumed the receivable from Grupo Finmart with no change in terms. All of this debt has been repaid to us through July 2017, including $6.2 million (principal of $5.3 million) received in July 2017 for early repayment of promissory notes that were originally scheduled to be repaid July 2017 through December 2017.
In connection with the sale, Grupo Finmart issued two promissory notes (the “Parent Loan Notes”) to us in the aggregate principal amount of $60.2 million, one being denominated in U.S. dollars and bearing interest at the rate of 4% per annum and the other being denominated in Mexican pesos and bearing interest at 7.5% per annum. The Parent Loan Notes represented the aggregate amount of intercompany indebtedness owed to us by Grupo Finmart at the time of closing. As originally issued, the principal amount of the Parent Loan Notes was payable in three annual installments (30% on the first anniversary of the closing, 40% on the second anniversary of the closing and 30% on the third anniversary of the closing), and accrued interest was payable quarterly.
In September 2017, we and AlphaCredit amended the Parent Loan Notes (which at that time had an aggregate principal amount of $61.0 million due to exchange rate adjustments on the Mexican peso note) as follows:

•
The outstanding principal amount (including the $18.3 million that would otherwise have been payable on September 27, 2017) will be payable on a monthly basis over the remaining two years, commencing October 27, 2017.

•	The per annum interest rate has been increased to 10% for the dollar-denominated note and 14.5% for the peso-denominated note. Accrued interest is also payable monthly, commencing October 27, 2017.

•	We will receive an additional deferred compensation fee of $14 million, payable $6 million on September 27, 2019, $4 million on March 27, 2020 and $4 million on September 27, 2020.

•
The Parent Loan Notes may be prepaid in full voluntarily at any time and are subject to mandatory prepayment in certain circumstances. Upon any prepayment, whether voluntary or mandatory, Grupo Finmart must pay all outstanding principal, all accrued but unpaid interest and an amount equal to the sum of (1) all remaining interest payments that would otherwise be due through the end of the term and (2) the deferred compensation fee. (If the prepayment occurs on or prior to June 30, 2019, the deferred compensation fee will be reduced to $10 million).

•	The Parent Loan Notes, as amended, are now guaranteed by AlphaCredit.
As further consideration for these amendments, AlphaCredit agreed to terminate our indemnification obligations with respect to representations and warranties and certain other matters under the Purchase Agreement, dated as of July 1, 2016, that the parties entered into in connection with the sale (the “Purchase Agreement”). Those representations and warranties were originally scheduled to survive until March 27, 2018. AlphaCredit also agreed to terminate all indemnity claims existing at the time of the amendment and to release to us the outstanding balance ($4.1 million) held in escrow pending resolution of indemnification claims.
Term Loan Facility up to $100 Million
On September 12, 2016, we entered into a financing agreement with certain lenders and Fortress Credit Co LLC (as collateral and administrative agent) that provided us with a senior secured credit facility in an aggregate principal amount of up to $100 million (the “Term Loan Facility”). At that time, we drew down the initial term loan of $50 million, with $50 million remaining undrawn as a delayed draw term loan. Borrowings under the Term Loan Facility bore interest at an annual rate initially equal to the London Interbank Offered Rate (“LIBOR”) plus 7.5%, and we paid an additional monthly fee of 2.75% per annum on the unused delayed draw term loan and a quarterly loan servicing fee of $15,000.
As noted above, in July 2017, we used $51.6 million of net proceeds from the 2024 Convertible Notes offering to repay all outstanding borrowings under the Term Loan Facility and terminated that facility, including the undrawn delayed draw term loan commitment.
Other
In August 2017, we acquired assets related to two pawn stores in Central Texas and one pawn store in Las Vegas, Nevada, for an aggregate purchase price of $2.3 million, which was paid in cash. We will continue to operate two of these locations and integrated the third into one of our existing stores.
For a description of the 2019 Convertible Notes, the conversion terms thereof and the associated hedges and warrants transactions, see “2.125% Cash Convertible Senior Notes Due 2019” in Note 8 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
We anticipate that cash flow from operations and cash on hand will be adequate to fund our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements during fiscal 2018. Our ability to repay our longer-term debt obligations (including the 2019 Convertible Notes and the 2024 Convertible Notes) may require us to refinance those obligations through the issuance of new debt securities or through new credit facilities.
Contractual Obligations
Below is a summary of our cash needs to meet future aggregate contractual obligations as of September 30, 2017:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Long-term debt obligations (a)	$338,750	$—	$195,000	$—	$143,750
Interest on long-term debt obligations	37,172	8,231	12,409	8,266	8,266
Operating and other lease obligations	255,108	53,829	86,746	53,776	60,757
Total (b) (c)	$631,030	$62,060	$294,155	$62,042	$212,773

(a)    Excludes debt discount and deferred financing costs as well as convertible features.

(b)
No provision for uncertain tax benefits has been included as the timing of any such payment is uncertain. See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” Additionally, no provision for insurance reserves, deferred compensation arrangements, or other liabilities totaling $2.6 million has been included as the timing of such payments are uncertain.

(c)	Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the accrued portions of interest and lease obligations.
In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. During the fiscal year ended September 30, 2017 these collectively amounted to $21.4 million.
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
Pawn Loan and Sales Revenue Recognition
We record pawn service charges using the effective interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. As of September 30, 2017, the balance of our pawn service charges receivable was $31.5 million. Assuming the pawn loan fees and service charges receivable balance as of September 30, 2017 was overestimated or underestimated by 10%, pawn service charges would decrease or increase by approximately $3.2 million in fiscal 2017 and net income attributable to the Company would decrease or increase by approximately $2.1 million.
Inventory and Cost of Goods Sold
We consider our estimates of obsolete or slow moving inventory and shrinkage critical estimates in determining the appropriate overall valuation allowance for inventory. We monitor our sales margins for each type of inventory on an ongoing basis and compare to historical margins. Significant variances in those margins may require a revision to future inventory reserve estimates. We have historically revised our reserve estimates pertaining to jewelry inventory depending on the current price of gold. Future declines in gold prices may cause an increase in reserve rates pertaining to jewelry inventory. As of September 30, 2017, the gross balance of our inventory was $161.2 million for which we have included reserves of $6.8 million. Assuming the inventory reserve balance as of September 30, 2017 was underestimated or overestimated by 10%, merchandise cost of goods sold would increase or decrease by approximately $0.7 million in 2017 and net income attributable to the Company would decrease or increase by approximately $0.4 million.
Notes Receivable
In September 2017, we restructured our remaining outstanding notes receivable and accounted for such restructuring as new notes for which the modification was more than minor, recognizing $3.0 million of remaining discount as a gain, included under “Interest income” in our consolidated statements of operations. As part of the restructuring of the notes receivable, we negotiated a deferred compensation amount of up to $14.0 million which we will account for as “Interest income” under the effective interest method by adjusting the underlying basis of the notes accordingly, accreting to its ultimate estimated settlement amount through September 2020. We review the payment history, creditworthiness, projected cash flows and related assumptions of Grupo Finmart and AlphaCredit, as applicable, in determining whether our net notes receivable of $61.0 million and deferred compensation amounts are collectible. Through the date of this report, we have received all payments on these restructured notes receivable as contractually obligated. We regularly monitor and evaluate the timeliness of payments and other inputs to the valuation of the notes.

Goodwill and Other Intangible Assets
We perform our impairment analyses utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. Of those reporting units with goodwill, we have determined that they are equivalent to our operating segments for fiscal 2017. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our fiscal 2017 goodwill and other intangible asset valuations ranged from 9% to 12%, down from 10% to 14% for fiscal 2016, representing an overall decrease in our weighted-average cost of capital as a result of improving business fundamentals in fiscal 2017 from 2016, as well as a result of our exit from Grupo Finmart and changes in our capital structure. In testing other intangible assets for potential impairment, we apply key assumptions which are consistent with those utilized in our goodwill impairment test. Changes in the economic conditions or regulatory environment could negatively affect our key assumptions.
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
Convertible Debt Securities
In accounting for our 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”) at issuance, we separated the Convertible Debt Securities into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion.
The carrying value of the liability component of the 2024 Convertible Notes was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature, including discount rates slightly above 8%. A 50 basis point change in the discount rate used to record the initial carrying value of the liability would have resulted in an approximate $3 million change in the initial carrying value of the liability and associated equity classified conversion feature. The excess of the principal amount of the 2024 Convertible Notes over the fair value of the liability component was recorded as a discount with a corresponding increase in additional paid-in capital. The debt discount will be accreted to “Interest expense” over the term of the 2024 Convertible Notes using the effective interest method. The amount recorded to “Additional paid-in capital” will not be remeasured as long as it continues to meet the conditions for equity classification.
We account for the conversion premium of the 2024 Convertible Notes under the treasury method in accordance with our accounting policy which assumes settlement of the conversion premium (equal to the as-converted value over the face principal amount) in shares of our Class A Common Stock.
Stock Compensation
We measure share-based compensation expense at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, ratably over the vesting or service period, as applicable, of the stock award. Our policy is to recognize expense on performance-based awards ratably over the awards’ vesting period and recognize expense on awards that only have service requirements on a straight-line basis. We recognize expense on performance-based awards for those awards with performance conditions which we consider probable of achievement.
We adopted Financial Accounting Standards Board Accounting Standards Updates ("ASU") 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, during the first quarter of fiscal 2017. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, calculation of the dilutive impact of awards, classification of awards as either equity or liabilities and classification on the statement of cash flows. We prospectively applied the requirement to present excess tax benefits as an operating activity on the statement of cash flows. Further, we continue to estimate the number of award forfeitures in recording costs for share-based awards. The financial impact of adopting ASU 2016-09 was a $0.5 million income tax benefit for excess tax benefits on vested awards which previously would have been recorded to "Additional paid-in capital" prior to adoption of ASU 2016-09.
We adopted ASU 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, during second quarter of fiscal 2016 and applied the amendments prospectively to all awards granted or modified after the effective date. This

ASU requires recognition of compensation costs for share-based awards with performance targets in the period in which it becomes probable that the performance targets will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered.
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
Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. The words “may,” "can," “should,” “could,” “will,” "would," “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. Accordingly, you should not regard any forward-looking statement as a representation that the expected results will be achieved. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Such risks and uncertainties include, among other things:

•	Changes in laws and regulations;

•	Concentration of business in Texas and Florida;

•	Changes in the business, regulatory, political or social climate in Latin America;

•	Changes in gold prices or volumes;

•	Changes in foreign currency exchange rates;

•	Changes in pawn redemption rates, loan default and collection rates or other important operating metrics;

•	Our ability to continue growing our store count through acquisitions and de novo openings;

•	Our ability to recruit, hire, retain and motivate talented executives and key employees;

•	Exposure to Grupo Finmart financial performance through promissory notes received in divestiture transaction;

•	The outcome of current or future litigation and regulatory proceedings;

•	Our controlled ownership structure;

•	Potential disruptive effect of acquisitions, investments and new businesses;

•	Potential regulatory fines and penalties, lawsuits and related liabilities related to firearms business;

•	Potential robberies, burglaries and other crimes at our stores;

•	Potential exposure under anti-corruption, anti-money laundering and other general business laws and regulations;

•	Changes in liquidity, capital requirements or access to debt and capital markets;

•	Changes in the competitive landscape;

•	Our ability to design or acquire, deploy and maintain adequate information technology and other business systems;

•	Potential data security breaches;

•	Failure to achieve adequate return on investments;

•	Potential uninsured property, casualty or other losses;

•	Events beyond our control;

•	Changes in U.S. or international tax laws;

•	Financial statement impact of potential impairment of goodwill; and

•	Potential conversion of Convertible Notes into cash (which could adversely affect liquidity) or stock, (which will cause dilution of existing stockholders).
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

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risk Disclosures
We are exposed to market risk related primarily to gold values and changes in foreign currency exchange rates.
Our earnings and financial position are affected by changes in gold values, and to a lesser extent silver and stone values, and the resulting impact on pawn lending, jewelry sales and jewelry cost of goods sold. The proceeds of scrap sales and our ability to sell jewelry inventory at an acceptable margin depend on gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated due to the timing of scrap sales, among other operational considerations.
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments and our foreign operations. Cash Converters International’s functional currency is the Australian dollar, Empeño Fácil’s functional currency is the Mexican peso and our Canadian operations’ functional currency is the Canadian dollar. Subsequent to September 30, 2017 as a result of the acquisition of GPMX, we are exposed to foreign exchange rate fluctuations related to the Guatemalan quetzal, Peruvian sol and Honduran lempira.
The translation adjustment from Cash Converters International through June 30, 2017 (included in our September 30, 2017 results on a three-month lag) was a $1.3 million increase to stockholders’ equity, excluding income tax impacts. During the fiscal year ended September 30, 2017, the Australian dollar strengthened to $1.00 Australian to $0.7834 U.S. from $0.7636 U.S. as of September 30, 2016.
The translation adjustment from Latin America representing the weakening of the Mexican peso during the year ended September 30, 2017 was a $4.7 million increase to stockholders’ equity. We have currently assumed indefinite reinvestment of earnings and capital in Mexico. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation. During the fiscal year ended September 30, 2017, the Mexican peso strengthened to $1.00 Mexican to $0.05495 U.S. from $0.05152 U.S. as of September 30, 2016. We have calculated the impact of foreign currency effects on our fiscal 2017 Mexico Pawn results of operations and determined that revenues and operating contribution would have been $108.4 million and $19.6 million, respectively, as compared to actual revenues and operating contribution of $101.2 million and $18.7 million, respectively, had foreign currency exchange rates remained consistent in fiscal 2017 with those in effect during fiscal 2016.
The translation adjustment from our Canadian operations representing the strengthening of the Canadian dollar during the year ended September 30, 2017 was a $0.2 million increase to stockholders’ equity. During the fiscal year ended September 30, 2017, the Canadian dollar strengthened to $1.00 Canadian to $0.8023 U.S. from $0.7636 U.S. as of September 30, 2016.
We cannot predict the future valuation of foreign currencies or how further movements in exchange rates could affect our future earnings or financial position due to the interrelationship of operating results and exchange rates.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
EZCORP, Inc.
Rollingwood, Texas
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. as of September 30, 2017 and 2016 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of EZCORP, Inc. at September 30, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2017, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), EZCORP, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 15, 2017, expressed an unqualified opinion thereon.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for discontinued operations in 2016, due to the adoption of Financial Accounting Standards Board’s (“FASB”) Accounting Standard Update No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.”

/s/ BDO USA, LLP
Dallas, Texas

November 15, 2017

EZCORP, Inc. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	September 30,
	2017	2016

Assets:
Current assets:
Cash and cash equivalents	$164,393	$65,737
Pawn loans	169,242	167,329
Pawn service charges receivable, net	31,548	31,062
Inventory, net	154,411	140,224
Notes receivable, net	32,598	41,946
Prepaid expenses and other current assets	28,765	35,845
Total current assets	580,957	482,143
Investment in unconsolidated affiliate	43,319	37,128
Property and equipment, net	57,959	58,455
Goodwill	254,760	253,976
Intangible assets, net	32,420	30,681
Notes receivable, net	28,377	41,119
Deferred tax asset, net	16,856	35,303
Other assets	9,715	44,439
Total assets	$1,024,363	$983,244

Liabilities and equity:
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$61,543	$84,285
Customer layaway deposits	11,032	10,693
Total current liabilities	72,575	94,978
Long-term debt, net	284,807	283,611
Other long-term liabilities	7,055	10,450
Total liabilities	364,437	389,039
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A Non-Voting Common Stock, par value $.01 per share; shares authorized: 100 million; issued and outstanding: 51,427,832 as of September 30, 2017 and 51,129,144 as of September 30, 2016	514	511
Class B Voting Common Stock, convertible, par value $.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30
Additional paid-in capital	348,532	318,723
Retained earnings	351,666	319,808
Accumulated other comprehensive loss	(38,367)	(44,089)
EZCORP, Inc. stockholders’ equity	662,375	594,983
Noncontrolling interest	(2,449)	(778)
Total equity	659,926	594,205
Total liabilities and equity	$1,024,363	$983,244
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2017	2016	2015

	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$414,838	$409,107	$402,118
Jewelry scrapping sales	51,189	50,113	57,973
Pawn service charges	273,080	261,800	247,204
Other revenues	8,847	9,485	12,705
Total revenues	747,954	730,505	720,000
Merchandise cost of goods sold	266,525	258,271	267,789
Jewelry scrapping cost of goods sold	43,931	42,039	46,066
Other cost of revenues	1,988	1,965	3,125
Net revenues	435,510	428,230	403,020
Operating expenses:
Operations	304,636	301,387	294,939
Administrative	53,254	68,101	72,986
Depreciation and amortization	23,661	26,542	30,959
Loss on sale or disposal of assets	359	1,106	2,659
Restructuring	—	1,921	17,080
Total operating expenses	381,910	399,057	418,623
Operating income (loss)	53,600	29,173	(15,603)
Interest expense	27,803	16,477	16,385
Interest income	(12,103)	(81)	(278)
Equity in net (income) loss of unconsolidated affiliate	(4,916)	255	5,473
Impairment of investments	—	10,957	26,837
Other (income) expense	(423)	1,202	2,187
Income (loss) from continuing operations before income taxes	43,239	363	(66,207)
Income tax expense (benefit)	11,206	9,361	(14,025)
Income (loss) from continuing operations, net of tax	32,033	(8,998)	(52,182)
Loss from discontinued operations, net of tax	(1,825)	(79,432)	(42,045)
Net income (loss)	30,208	(88,430)	(94,227)
Net loss attributable to noncontrolling interest	(1,650)	(7,686)	(5,035)
Net income (loss) attributable to EZCORP, Inc.	$31,858	$(80,744)	$(89,192)

Basic earnings (loss) per share attributable to EZCORP, Inc. — continuing operations	$0.62	$(0.15)	$(0.94)
Diluted earnings (loss) per share attributable to EZCORP, Inc. — continuing operations	$0.62	$(0.15)	$(0.94)

Weighted-average basic shares outstanding	54,260	54,427	54,369
Weighted-average diluted shares outstanding	54,368	54,427	54,369
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended September 30,
	2017	2016	2015

	(in thousands)
Net income (loss)	$30,208	$(88,430)	$(94,227)
Other comprehensive income (loss):
Foreign currency translation gain (loss), net of income tax (expense) benefit for our investment in unconsolidated affiliate of ($446), $1,975 and $4,408 for the years ended September 30, 2017, 2016 and 2015, respectively	5,701	(14,580)	(50,667)
Amounts reclassified from accumulated other comprehensive loss	—	22	457
Other comprehensive income (loss), net of tax	5,701	(14,558)	(50,210)
Comprehensive income (loss)	35,909	(102,988)	(144,437)
Comprehensive loss attributable to noncontrolling interest	(1,671)	(8,078)	(10,347)
Comprehensive income (loss) attributable to EZCORP, Inc.	$37,580	$(94,910)	$(134,090)
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par Value		Retained Earnings

	(in thousands)
Balances as of October 1, 2014	53,585	$536	$332,264	$489,744	$(10,198)	$—	$812,346
Stock compensation	—	—	(1,558)	—	—	—	(1,558)
Purchase of subsidiary shares from noncontrolling interest	—	—	(20,222)	—	(71)	—	(20,293)
Release of restricted stock	111	1	—	—	—	—	1
Excess tax deficiency from stock compensation	—	—	(236)	—	—	—	(236)
Taxes paid related to net share settlement of equity awards	—	—	(210)	—	—	—	(210)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	428	—	428
Foreign currency translation adjustment	—	—	—	—	(45,255)	—	(45,255)
Net loss	—	—	—	(89,192)	—	—	(89,192)
Balances as of September 30, 2015	53,696	$537	$310,038	$400,552	$(55,096)	$—	$656,031
Stock compensation	—	—	9,152	—	—	—	9,152
Release of restricted stock	403	4	—	—	—	—	4
Excess tax deficiency from stock compensation	—	—	(295)	—	—	—	(295)
Taxes paid related to net share settlement of equity awards	—	—	(172)	—	—	—	(172)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	21	—	21
Foreign currency translation adjustment	—	—	—	—	(14,187)	—	(14,187)
Foreign currency translation reclassification upon disposition of Grupo Finmart	—	—	—	—	25,173	—	25,173
Acquisition of noncontrolling interest	—	—	—	—	—	246	246
Net loss	—	—	—	(80,744)	—	(1,024)	(81,768)
Balances as of September 30, 2016	54,099	$541	$318,723	$319,808	$(44,089)	$(778)	$594,205
Stock compensation	—	—	5,831	—	—	—	5,831
Release of restricted stock	299	3	—	—	—	—	3
Taxes paid related to net share settlement of equity awards	—	—	(767)	—	—	—	(767)
Reclassification of 2019 Convertible Notes Warrants to liabilities	—	—	(523)	—	—	—	(523)
Foreign currency translation adjustment	—	—	—	—	5,722	(21)	5,701
Equity classified conversion feature of 2024 Convertible Notes, net of tax	—	—	25,268	—	—	—	25,268
Net income (loss)	—	—	—	31,858	—	(1,650)	30,208
Balances as of September 30, 2017	54,398	$544	$348,532	$351,666	$(38,367)	$(2,449)	$659,926
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2017	2016	2015

	(in thousands)
Operating activities:
Net income (loss)	$30,208	$(88,430)	$(94,227)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,661	28,651	37,034
Amortization of debt discount and deferred financing costs	12,303	12,375	13,038
Amortization of prepaid commissions	—	13,083	13,702
Accretion of notes receivable discount	(3,788)	—	—
Consumer loan loss provision	1,988	27,917	51,966
Deferred income taxes	6,046	2,674	(2,124)
Impairment of goodwill and long-lived assets	—	73,244	30,782
Other adjustments	17	7,289	13,925
Gain on restructured notes receivable	(3,048)	—	—
Gain on disposition of Grupo Finmart, net of loss on extinguishment	—	(32,172)	—
Loss on extinguishment of debt and other	5,250	—	—
Loss on sale or disposal of assets	359	1,106	2,893
Stock compensation expense	5,866	5,346	2,374
(Income) loss from investments in unconsolidated affiliate	(4,916)	255	5,473
Impairment of investments in unconsolidated affiliate	—	10,957	26,837
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	(224)	7,677	(9,987)
Inventory	721	(3,735)	433
Prepaid expenses, other current assets and other assets	5,166	(15,397)	(11,980)
Accounts payable, accrued expenses and other liabilities	(31,041)	(26,297)	15,564
Customer layaway deposits	241	329	1,997
Income taxes, net of excess tax benefit from stock compensation	3,027	37,334	(23,144)
Dividends from unconsolidated affiliate	—	2,197	4,842
Net cash provided by operating activities	51,836	64,403	79,398
Investing activities:
Loans made	(646,625)	(676,375)	(842,074)
Loans repaid	386,383	428,196	574,353
Recovery of pawn loan principal through sale of forfeited collateral	244,632	235,168	243,692
Additions to property and equipment, net of proceeds from sale of assets	(18,853)	(9,550)	(23,722)
Acquisitions, net of cash acquired	(2,250)	(6,000)	(7,802)
Investments in unconsolidated affiliate	—	—	(12,140)
Proceeds from disposition of Grupo Finmart, net of cash disposed	—	35,277	—
Principal collections on notes receivable	29,458	—	—
Net cash (used in) provided by investing activities	(7,255)	6,716	(67,693)
Financing activities:
Taxes paid related to net share settlement of equity awards	(767)	(172)	(210)
Payout of deferred consideration	—	(15,000)	(6,000)
Purchase of subsidiary shares from noncontrolling interest	—	—	(32,411)
Proceeds from settlement of forward currency contracts	—	3,557	2,313
Change in restricted cash	—	8,199	40,949
Proceeds from borrowings, net of issuance costs	139,506	64,133	70,130
Payments on borrowings	(85,388)	(112,123)	(72,369)
Repurchase of common stock	—	(11,750)	—
Net cash provided by (used in) financing activities	53,351	(63,156)	2,402
Effect of exchange rate changes on cash and cash equivalents	724	(1,350)	(10,308)
Net increase in cash and cash equivalents	98,656	6,613	3,799
Cash and cash equivalents at beginning of period	65,737	59,124	55,325
Cash and cash equivalents at end of period	$164,393	$65,737	$59,124

Cash paid (refunded) during the period for:
Interest	$9,068	$18,722	$16,472
Income taxes, net	8,866	2,962	(8,042)

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$257,388	$249,316	$230,998
Dividend reinvestment acquisition of additional ownership in unconsolidated affiliate	1,153	—	—
Issuance of common stock due to acquisitions	—	—	11,696
Deferred consideration	—	—	9,500
Equity adjustment due to noncontrolling interest purchase	—	—	23,251
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
As of September 30, 2017, we operated a total of 786 locations, consisting of:

•	513 United States pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);

•	246 Mexico pawn stores (operating as Empeño Fácil); and

•	27 financial services stores in Canada (operating as CASHMAX).
We also own approximately 32% of Cash Converters International Limited (“Cash Converters International”), based in Australia and publicly-traded on the Australian Stock Exchange, which franchises and operates a worldwide network of nearly 700 locations that provide pawn loans, short-term unsecured loans and other consumer finance products, and buy and sell second-hand goods.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of EZCORP, Inc. and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.
We adopted Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASUs") 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) during the first quarter of fiscal 2017. Upon adoption of the ASU, management has the responsibility to evaluate whether there is substantial doubt about our ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued) or to provide related footnote disclosures.
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
Our fiscal 2017 noncontrolling interest is comprised of activities of an insignificant consolidated VIE of which we have majority ownership and are the primary funding source. In addition, see “Notes Receivable from Grupo Finmart Divestiture” in Note 5 for discussion of the nonconsolidated VIE Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart").

Reclassifications to Prior Period Financial Statements
Certain reclassifications of prior period amounts have been made. These reclassifications, other than those pertaining to the adoption of ASUs discussed below, were made to conform to the current period presentation.
Pawn Loan and Sales Revenue Recognition
We record pawn service charges using the effective interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or net realizable value of the item.
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
Customers may purchase a product protection plan that allows them to exchange certain general merchandise (non-jewelry) sold through our retail pawn operations within six months of purchase. We recognize the fees for this service as revenue ratably over the three to six month period of the plan. We also offer a jewelry VIP package, which guarantees customers a minimum future pawn loan amount on the item sold, allows them full credit if they trade in the item to purchase a more expensive piece of jewelry, and provides minor repair service on the item sold. These fees are recognized upon sale. Customers may also purchase an item on layaway by paying a minimum layaway deposit of typically 10% of the item’s sale price. We hold the item for a 60 to 180-day period, during which the customer is required to pay the balance of the sales price. The initial deposit and subsequent payments are recorded as customer layaway deposits. Layaways are recorded as sales when paid in full. We record product protection, jewelry VIP and layaway fees as merchandise sales revenue, as they are incidental to sales of merchandise.
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
In order to state inventory at the lower of cost or net realizable value, we record an allowance for excess, obsolete or slow moving inventory based on the type and age of merchandise. Our inventory consists primarily of general merchandise and jewelry. Our "Merchandise cost of goods sold" includes the historical cost of inventory sold, inventory shrinkage and any change in the allowance for inventory shrinkage and valuation. We include the cost of operating our central jewelry processing unit under “Jewelry scrapping cost of goods sold,” as it relates directly to sales of precious metals to refiners.
We consider our estimates of obsolete or slow moving inventory and shrinkage critical estimates in determining the appropriate overall valuation allowance for inventory. We monitor our sales margins for each type of inventory on an ongoing basis and compare to historical margins. Significant variances in those margins may require a revision to future inventory reserve estimates. We monitor our reserve estimates pertaining to jewelry inventory depending on the current and projected prices of gold. Future declines in the value of gold prices may cause an increase in reserve rates pertaining to jewelry inventory.
With respect to our Mexico pawn operations, we do not own the forfeited collateral; however, we assume the risk of loss on such collateral and are solely responsible for its care and disposition and as such, record such collateral under “Inventory, net” in our consolidated balance sheets. The amount of inventory from our Mexico pawn operations classified as “Inventory, net” in our consolidated balance sheets was $21.8 million and $19.0 million as of September 30, 2017 and 2016, respectively.
We adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, during the first quarter of fiscal 2017 on a prospective basis, and such adoption did not have a material impact on our consolidated financial position, results of operations or cash flows. We now measure our inventories at the lower of cost or net realizable value, where net realizable value is "estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation." Inventory was previously required to be measured at the lower of cost or market value, where the measurement of market value had several potential outcomes.

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
Notes Receivable
As discussed under “Notes Receivable from Grupo Finmart Divestiture” in Note 5, in September 2017 we restructured the repayment arrangements for certain promissory notes that we had received from Grupo Finmart in connection with such divestiture. We accounted for the restructuring as new notes receivable for which the modification was more than minor, recognizing $3.0 million of discount remaining on the original notes receivable as a gain, included in our income statement as a component of “Interest income.” As part of the restructuring of the notes receivable, we negotiated a deferred compensation amount of up to $14.0 million which we will account for as “Interest income” under the effective interest method, accreting to its ultimate estimated settlement amount at September 2020. We review the payment history, creditworthiness, projected cash flows and related assumptions of Grupo Finmart and AlphaCredit (the guarantor of such notes receivable) in determining whether our notes receivable and deferred compensation amounts are collectible. Prior to the restructuring, we amortized the discount on our notes receivable into “Interest income” under the effective interest method over the life of the notes receivable. We currently accrue interest under the terms of the repayment schedules. These items are included in “Corporate items” and “Mexico Pawn” within our segment disclosure in Note 5. As of September 30, 2017, we have included no impairment due to non-collectability on our notes receivable.
Equity Method Investments
We account for our investment in Cash Converters International using the equity method. Since Cash Converters International’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Thus, income reported for fiscal years ended September 30, 2017, 2016 and 2015 represents our percentage interest in the results of Cash Converters International’s operations from July 1, 2016 to June 30, 2017, July 1, 2015 to June 30, 2016 and July 1, 2014 to June 30, 2015, respectively. Because Cash Converters International publicly files semi-annual financial reports with the Australian Securities & Investments Commission as of and for the periods ended June 30 and December 31, we make estimates for our equity in Cash Converters International’s net income (loss) for Cash Converters International three-month periods ended March 31 (our reporting period ended June 30) and September 30 (our reporting period ended December 31). Those estimates may vary from actual results. We adjust our estimates as necessary in our reporting periods ended March 31 and September 30 to conform to Cash Converters International actual results as shown in their published semi-annual reports. We record all other-than-temporary impairments as of the date of our reporting period.
Cash Converters International records its results of operations under International Financial Reporting Standards (“IFRS”). There have historically been and currently are no material differences between Cash Converters International results of operations based upon IFRS versus results of operations as converted to accounting principles generally accepted in the United States of America (“GAAP”). We will continue to monitor for any potential IFRS to GAAP differences.
Impairments and other items recognized in prior years have created a negative basis in our investment in Cash Converters International of $20.7 million as compared to our proportionate share of equity. We accounted for this negative basis as a reduction in our portion of Cash Converters International goodwill. We will increase our equity in Cash Converters International’s net income in future reporting periods for our portion of any impairments of goodwill that may be recorded by Cash Converters International until such negative basis is restored.
Goodwill and Other Intangible Assets
Goodwill and other intangible assets having indefinite lives are not subject to amortization. We test goodwill and intangible assets with indefinite useful lives for potential impairment annually as of September 30, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. We adopted ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, during the fourth quarter of fiscal 2017, and such adoption did not have a material impact on our consolidated financial position, results of operations or cash flows. This ASU eliminates Step 2 from the goodwill impairment test which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the new standard we compare the fair value of our reporting units with their carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, without exceeding the total amount of goodwill allocated to that reporting unit.
We perform our impairment analyses utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. We have determined that our reporting units are equivalent to our operating segments for fiscal 2017. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in fiscal 2017 goodwill and other intangible asset valuations ranged from 9% to 12%. In testing other intangible assets for potential impairment, we apply key assumptions that are consistent with those utilized in our goodwill impairment test. Changes in the economic conditions or regulatory environment could negatively affect our key assumptions.
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
Software Development Costs and Cloud Computing Arrangements
We capitalize certain costs incurred in connection with developing or obtaining software for internal use and amortize the costs on a straight-line basis over the estimated useful lives of each system, typically five years.
We adopted ASU 2015-05, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, during the first quarter of fiscal 2017 on a prospective basis for all arrangements entered into or materially modified after adoption of the ASU, and such adoption did not have a material impact on our consolidated financial position, results of operations or cash flows. We now consider whether cloud computing arrangements include a software license. In evaluating whether our arrangements include a software license, we consider whether we have the contractual right to take possession of the software at any time during the hosting period without significant penalty and whether it is feasible for us to either run the software on our own hardware or contract with another party unrelated to the vendor to host the software. If a cloud computing arrangement includes a software license, then we account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, we account for the arrangement as a service contract.

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
Business Combinations
We allocate the total acquisition price to the fair value of assets and liabilities acquired and immediately expense transaction costs. We adopted ASU 2015-16, Business Combinations (Topic 805), during the second quarter of fiscal 2016 to reduce the cost and complexity of accounting for and reporting business combinations, and such adoption did not have a material impact on our consolidated financial position, results of operations or cash flows. This ASU requires recognition of adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, with the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.
Convertible Debt Securities
In accounting for our 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”) at issuance, we separated the 2024 Convertible Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The carrying value of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated conversion feature, including discount rates slightly above 8%. The excess of the principal amount of the 2024 Convertible Notes over the fair value of the liability component was recorded as a discount with a corresponding increase in additional paid-in capital. The debt discount will be accreted to “Interest expense” over the term of the 2024 Convertible Notes using the effective interest method. The amount recorded to “Additional paid-in capital” will not be remeasured as long as it continues to meet the conditions for equity classification.
Foreign Currency
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
The functional currency of Mexico Pawn is the Mexican peso. The functional currency of our wholly owned foreign subsidiary in Canada is the Canadian dollar. Our foreign subsidiaries' balance sheet accounts are translated from their respective functional currencies into United States dollars at the exchange rate at the end of each quarter, and their earnings are translated into United States dollars at the average exchange rate each quarter. We present resulting translation adjustments as a separate component of stockholders’ equity.
Foreign currency transaction gains and losses not accounted for as translations as discussed above are included under “Other expense” in our consolidated statements of operations. These (gains) losses included in continuing operations were $(0.5) million, $1.1 million and $2.2 million for fiscal 2017, 2016 and 2015, respectively.
Operations Expense
Included in “Operations” expense are costs related to operating our stores and any direct costs of support offices. These costs include labor, other direct expenses such as utilities, supplies and banking fees and indirect expenses such as store rent, building repairs and maintenance, advertising, store property taxes and insurance and regional and area management expenses.

Administrative Expense
Included in “Administrative” expense are costs related to our executive and administrative offices. This includes executive and administrative salaries, wages, stock and incentive compensation, professional fees, license fees, costs related to the operation of our administrative offices such as rent, property taxes, insurance, information technology and other corporate costs.
Advertising
Advertising costs are expensed as incurred and included primarily under “Operations” expense in our consolidated statements of operations. These costs included in continuing operations were $1.9 million, $2.1 million and $3.1 million for fiscal 2017, 2016 and 2015, respectively.
Stock Compensation
We measure share-based compensation expense at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, ratably over the vesting or service period, as applicable, of the stock award. Our policy is to recognize expense on performance-based awards ratably over the awards’ vesting period and recognize expense on awards that only have service requirements on a straight-line basis.
We adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, during the first quarter of fiscal 2017. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, calculation of the dilutive impact of awards, classification of awards as either equity or liabilities and classification on the statement of cash flows. We prospectively applied the requirement to present excess tax benefits as an operating activity on the statement of cash flows. Further, we continue to estimate the number of award forfeitures in recording costs for share-based awards. The financial impact of adopting the ASU was a $0.5 million income tax benefit for excess tax benefits on vested awards which previously would have been recorded to "Additional paid-in capital" prior to adoption of the ASU.
We adopted ASU 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, during the second quarter of fiscal 2016 and applied the amendments prospectively to all awards granted or modified after the effective date. This ASU requires recognition of compensation costs for share-based awards with performance targets in the period in which it becomes probable that the performance targets will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered.

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
We may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which we operate or have operated within a relevant period. Significant judgment is required in determining uncertain tax positions. We utilize the required two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes. We adjust these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We believe adequate provisions for income taxes have been made for all periods. We recognize interest and penalties related to unrecognized tax benefits as “Income tax expense” in our consolidated statements of operations, which were $0.2 million, $0.2 million and $0.1 million during fiscal 2017, 2016 and 2015, respectively.
We consider our assessment of the recognition of deferred tax assets as well as estimates of uncertain tax positions to be critical estimates.
Earnings per Share and Common Stock
We compute basic earnings per share on the basis of the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding, including conversion features embedded in our outstanding convertible debt, during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock awards, as well as shares issuable on conversion of our outstanding convertible debt securities and exercise of outstanding warrants. Potential common shares are required to be excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vest are greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. There were no participating securities outstanding during fiscal 2017, 2016 and 2015 requiring the application of the two-class method.
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

Discontinued Operations
We adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, during the first quarter of fiscal 2016. There was no impact of adopting the ASU on our consolidated financial position, results of operations or cash flows. We have presented our Grupo Finmart segment classified as a discontinued operation as held for sale under the ASU, and our operations discontinued prior to adoption of the ASU including our U.S. Financial Services business ("USFS") under the accounting guidance in effect before the adoption of the ASU.
Accounting Pronouncements Not Yet Adopted

•
In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718). This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted based upon guidance issued within the ASU. A reporting entity should apply the amendment to awards modified after the adoption date on a prospective basis. We do not anticipate that the adoption of the ASU will have a material effect on our financial position, results of operations or cash flows.

•
In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including within interim periods. A reporting entity should apply the amendment on a retrospective basis as of the beginning of the fiscal year for which the amendments are effective. We are in the process of evaluating the impact of adopting the on our consolidated financial position, results of operations and cash flows.

•
In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on eight specific cash flow issues. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early adoption is permitted, including within interim periods. A reporting entity should apply the amendment on a retrospective basis as of the beginning of the fiscal year for which the amendments are effective. We are in the process of evaluating the impact of adopting the ASU on our consolidated financial position, results of operations and cash flows.

•
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted as of fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A reporting entity should generally apply the amendment on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting periods in which the amendment is effective. We have not identified any impacts to our financial statements that we believe will be material as a result of the adoption of the ASU, although we continue to evaluate the impact of adoption

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The provisions of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted based upon guidance issued within the ASU. Although we are in the process of evaluating the impact of adopting the ASU on our consolidated financial position, results of operations and cash flows, we anticipate a material impact on our consolidated financial position. Additionally, we are evaluating the disclosure requirements under this ASU and are identifying and preparing to implement changes to our accounting policies, practices and controls to support adoption of the ASU and are evaluating upgrades to our third party software solution concurrently with our adoption. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption of the ASU which is effective for fiscal 2020.

•
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) to defer the effective date to December 15, 2017 for annual reporting periods beginning after that date, with early adoption permitted, but not before the original effective date of December 15, 2016. The core principle of the ASU, and the subsequently issued ASUs modifying or clarifying the ASU, is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance.
We are evaluating the impact that will result from adopting the ASU on our consolidated financial position, results of operations, and cash flows. We currently anticipate adopting the ASU using the modified retrospective method. We do not believe the adoption will have an impact on our pawn service charges recognition as we do not believe such charges are within the scope of the ASU. Further, we have not identified any impacts to our financial statements that we believe will be material as a result of the adoption of the ASU for other revenue streams, although we continue to evaluate the impact of adoption. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption of the ASU which is effective for fiscal 2019.
NOTE 2: ACQUISITIONS
We have concluded that the acquisitions described below were immaterial to our overall consolidated financial results and, therefore, have omitted the information that would otherwise be required by ASC 805-10-50-2(h). See Note 18, Subsequent Events, for discussion of an acquisition completed in October 2017.
Fiscal 2017
In August 2017, we acquired certain assets related to two pawn stores in Central Texas and one pawn store in Las Vegas, Nevada, of which two were ultimately placed into operation. The aggregate purchase price for these transactions in total was $2.3 million in cash, of which $0.4 million was recorded as goodwill. For additional discussion of the Central Texas acquisition, see Note 11.
Fiscal 2016
On February 1, 2016, we acquired six pawn stores in the Houston, Texas area doing business under the "Pawn One" brand. The aggregate purchase price was $6.2 million in cash, inclusive of all ancillary arrangements, of which $3.2 million was recorded as goodwill.
Fiscal 2015
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
On February 19, 2015, we completed the acquisition of 12 pawn stores in Central Texas doing business under the "Cash Pawn" brand. The aggregate purchase price for the acquisition was $16.5 million, comprised of $5.0 million cash and 1,168,456 shares of our Class A Common Stock, valued at $10.01 per share less a $0.2 million Holding Period Adjustment. On the first anniversary of the closing date, the sellers exercised their right to require us to repurchase the Class A Common Stock for an aggregate price of $11.8 million.

NOTE 3: EARNINGS PER SHARE
Components of basic and diluted earnings (loss) per share and excluded antidilutive potential common shares are as follows:

	Fiscal Year Ended September 30,
	2017	2016	2015

	(in thousands, except per share amounts)
Net income (loss) from continuing operations attributable to EZCORP (A)	$33,683	$(7,973)	$(51,298)
Loss from discontinued operations, net of tax (B)	(1,825)	(72,771)	(37,894)
Net income (loss) attributable to EZCORP (C)	$31,858	$(80,744)	$(89,192)

Weighted average outstanding shares of common stock (D)	54,260	54,427	54,369
Dilutive effect of restricted stock*	108	—	—
Weighted average common stock and common stock equivalents (E)	54,368	54,427	54,369

Basic earnings (loss) per share attributable to EZCORP:
Continuing operations (A / D)	$0.62	$(0.15)	$(0.94)
Discontinued operations (B / D)	(0.03)	(1.34)	(0.70)
Basic earnings (loss) per share (C / D)	$0.59	$(1.49)	$(1.64)

Diluted earnings (loss) per share attributable to EZCORP:
Continuing operations (A / E)	$0.62	$(0.15)	$(0.94)
Discontinued operations (B / E)	(0.03)	(1.34)	(0.70)
Diluted earnings (loss) per share (C / E)	$0.59	$(1.49)	$(1.64)

Potential common shares excluded from the calculation of diluted earnings (loss) per share:
Restricted stock**	2,356	840	—
2024 Convertible Notes***	14,375	—	—
2019 Convertible Notes Warrants***	12,138	14,317	14,317
Total potential common shares excluded	28,869	15,157	14,317

*	As required by ASC 260-10-45-19, amount excludes all potential common shares for periods when there is a loss from continuing operations.

**
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

***	See Note 8 for discussion of the terms and conditions of these potential common shares.
Weighted-average outstanding shares of common stock for fiscal 2016 include the impact of redeemable common stock repurchased as discussed in Note 2.

NOTE 4: STRATEGIC INVESTMENTS
As of September 30, 2017, we owned 156,552,484 shares, or approximately 32%, of our unconsolidated affiliate Cash Converters International. Our total investment in Cash Converters International was acquired between November 2009 and October 2016 for approximately $82.1 million.
Our equity in Cash Converters International’s net income (loss) was $4.9 million, $(0.3) million and $(5.5) million in fiscal 2017, 2016 and 2015, respectively. We recorded dividends from Cash Converters International of $1.2 million, $2.2 million and $4.8 million in fiscal 2017, 2016 and 2015, respectively, of which the fiscal 2017 dividend was reinvested. Cash Converters International’s accumulated undistributed after-tax earnings included in our consolidated retained earnings were $10.3 million as of September 30, 2017.
The following tables present summary financial information for Cash Converters International’s most recently reported results as of September 30, 2017, 2016 and 2015 as applicable after translation to U.S. dollars:

	June 30,
	2017	2016

	(in thousands)
Current assets	$155,749	$173,830
Non-current assets	150,843	141,028
Total assets	$306,592	$314,858

Current liabilities	$57,387	$83,275
Non-current liabilities	48,698	51,873
Shareholders’ equity	200,507	179,710
Total liabilities and shareholders’ equity	$306,592	$314,858

	Fiscal Year Ended June 30,
	2017	2016	2015

	(in thousands)
Gross revenues*	$204,684	$225,712	$241,584
Gross profit*	130,943	146,286	174,101
Net profit (loss)	15,546	(3,839)	(18,149)

*	Fiscal 2016 amounts recast by Cash Converters International during fiscal 2017.
As of September 30, 2017, the fair value of our investment in Cash Converters International exceeded its carrying value, though during fiscal 2017 the fair value of our investment in Cash Converters International declined below its carrying value. We continue to monitor the fair value of our investment in Cash Converters International for other-than-temporary impairments in future reporting periods and may record additional impairment charges should the fair value of our investment in Cash Converters International further decline below its carrying value for an extended period of time. See Note 5 for the fair value and carrying value of our investment in Cash Converters International.
During fiscal 2016 and 2015, the fair value of our investment in Cash Converters International continued to decline from its previous values and remained below its carrying value as of September 30, 2016 and 2015. As of September 30, 2016 and 2015, we determined that our investment was impaired and that such impairment was other-than-temporary and recognized an other-than-temporary impairment in Cash Converters International of $11.0 million ($7.2 million, net of taxes) in fiscal 2016 and $26.8 million ($17.4 million, net of taxes) in fiscal 2015. These impairments increased the difference between the amount at which our investment was carried and the amount of underlying equity in net assets of Cash Converters International as discussed in Note 1 and were recorded under “Impairment of investment” in our consolidated statements of operations in the “Other International” segment.

NOTE 5: FAIR VALUE MEASUREMENTS
In accordance with ASC 820-10, our assets and liabilities discussed below are classified in one of the following three categories based on the inputs used to develop their fair values: Level 1 — quoted market prices in active markets for identical assets or liabilities; Level 2 — other observable inputs other than quoted market prices; and Level 3 — unobservable inputs that are not corroborated by market data.
Recurring Fair Value Measurements
The table below presents our financial assets (liabilities) that were carried and measured at fair value on a recurring basis:

		September 30, 2017	September 30, 2016
Financial Assets (Liabilities):	Balance Sheet Location

		(in thousands)
Guarantee asset — Level 3	Prepaid expenses and other current assets	$—	$1,209
Guarantee liability — Level 3	Accounts payable, accrued expenses and other current liabilities	—	(1,258)
2019 Convertible Notes Hedges — Level 2	Other assets, net	6,591	37,692
2019 Convertible Notes Embedded Derivative — Level 2	Long-term debt, net	(6,591)	(37,692)
We initially measured the guarantee asset and liability, discussed below under “Notes Receivable from Grupo Finmart Divestiture,” at fair value and subsequently amortized the guarantees based upon the principal payments received on the associated notes receivable, which approximated the fair value of the guarantees on a recurring basis. As a result of the early repayment in July 2017 of notes receivable from the divestiture of Grupo Finmart discussed below, we wrote-off the remaining associated guarantee asset and liability in the fourth quarter of fiscal 2017.
We measured the fair value of the 2019 Convertible Notes Hedges and the 2019 Convertible Notes Embedded Derivative using the Black-Scholes-Merton model based on observable Level 1 and Level 2 inputs such as conversion price of underlying shares, current share price, implied volatility, risk free interest rate and other factors. As of September 30, 2017 the volatility input was revised downward to 36%, based on observed market inputs including inputs from our recent 2024 Convertible Notes issuance, from 55% as of September 30, 2016. In July 2017, we cash settled the portion of the 2019 Convertible Notes Hedges and 2019 Convertible Notes Warrants relating to $35 million aggregate principal amount of 2019 Convertible Notes that we repurchased and retired, as further discussed in Note 8.
There were no transfers in or out of Level 1, Level 2 or Level 3 for financial assets or liabilities measured at fair value on a recurring basis during the periods presented.
Financial Assets and Liabilities Not Measured at Fair Value
The tables below present our financial assets and liabilities that were not measured at fair value (including those discussed below the following tables) on a recurring basis:

	Carrying Value	Estimated Fair Value
	September 30, 2017	September 30, 2017	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$60,975	$74,262	$—	$—	$74,262
Investment in unconsolidated affiliate	43,319	49,057	49,057	—	—

Financial liabilities:
2019 Convertible Notes	$177,346	$193,811	$—	$193,811	$—
2024 Convertible Notes	100,870	175,016	—	175,016	—

	Carrying Value	Estimated Fair Value
	September 30, 2016	September 30, 2016	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$83,065	$83,065	$—	$—	$83,065
Investment in unconsolidated affiliate	37,128	37,128	37,128	—	—

Financial liabilities:
2019 Convertible Notes	$197,954	$227,332	$—	$227,332	$—
Term Loan Facility	47,965	48,688	—	48,688	—
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
For background information regarding the notes receivable, see “Notes Receivable from Grupo Finmart Divestiture” below. The fair value of the notes receivable as of September 30, 2017 approximated their carrying value taking into account the stated interest rates of 10% and 14.5% and estimated credit ratings for Grupo Finmart and AlphaCredit. We measured the fair value of the notes receivable as of September 30, 2016 under a discounted cash flow approach considering the estimated credit ratings for Grupo Finmart and AlphaCredit and as determined with external consultation, with discount rates ranging primarily from 8% to 15%. Certain of the significant inputs used for the valuation were not observable in the market. Included in the fair value of the notes receivable as of September 30, 2017 is the estimated fair value of the deferred compensation fee negotiated in September 2017, of which the ultimate amount to be received is dependent upon the timing of payment of the notes receivable as discussed in “Notes Receivable from Grupo Finmart Divestiture” below. Significant increases or decreases in the underlying assumptions used to value the notes receivable could significantly increase or decrease these fair value estimates.
The inputs used to generate the fair value of the investment in unconsolidated affiliate (Cash Converters International) were considered Level 1 inputs. These inputs are comprised of (a) the quoted stock price on the Australian Stock Exchange multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate as of the end of our reporting period. We included no control premium for owning a large percentage of outstanding shares.
We measured the fair value of the 2019 Convertible Notes and the 2024 Convertible Notes using quoted price inputs from Bloomberg. Neither the 2019 Convertible Notes nor the 2014 Convertible Notes are actively traded, and thus the price inputs represent a Level 2 measurement. The quoted price inputs obtained from Bloomberg are highly variable from day to day, and thus the fair value estimates disclosed above could significantly increase or decrease. See Note 8 for discussion of the use of proceeds from the 2024 Convertible Notes to repurchase and retire a portion of the 2019 Convertible Notes in July 2017.
The fair value of the Term Loan Facility, described in Note 8, approximated its carrying value, inclusive of issuance costs and exclusive of deferred financing costs, as of September 30, 2016. See Note 8 for discussion of the repayment of the Term Loan Facility in July 2017.
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
During fiscal 2017, we collected $29.5 million in principal on these notes receivable. As of September 30, 2017, all of the notes receivable (other than the Parent Loan Notes discussed below) had been repaid and the guarantee liability had been extinguished.

As of September 30, 2017, only two promissory notes (referred to as the “Parent Loan Notes”), one of which was denominated in Mexican Pesos, remained outstanding from the Grupo Finmart sale, with a total aggregate principal amount of $60.9 million. In September 2017, we and AlphaCredit amended the Parent Loan Notes as follows:

•
The outstanding principal amount (including the $18.3 million that would otherwise have been payable on September 27, 2017) will be payable on a monthly basis over the remaining two years, commencing October 27, 2017.

•
The per annum interest rate has been increased from 4% to 10% for the dollar-denominated note and from 7.5% to 14.5% for the peso-denominated note. Accrued interest is also payable monthly, commencing October 27, 2017.

•	We will receive an additional deferred compensation fee of $14.0 million, payable $6.0 million on September 27, 2019, $4.0 million on March 27, 2020 and $4.0 million on September 27, 2020.

•
The Parent Loan Notes may be prepaid in full voluntarily at any time and are subject to mandatory prepayment in certain circumstances. Upon any prepayment, whether voluntary or mandatory, Grupo Finmart must pay all outstanding principal, all accrued but unpaid interest and an amount equal to the sum of (1) all remaining interest payments that would otherwise be due through the end of the term and (2) the deferred compensation fee. (If the prepayment occurs on or prior to June 30, 2019, the deferred compensation fee will be reduced to $10.0 million).

•	The Parent Loan Notes, as amended, are now guaranteed by AlphaCredit.
As further consideration for these amendments, AlphaCredit agreed to terminate our indemnification obligations with respect to representations and warranties and certain other matters under the Purchase Agreement, dated as of July 1, 2016, that the parties entered into in connection with the sale of Grupo Finmart (the “Purchase Agreement”). Those representations and warranties were originally scheduled to survive until March 27, 2018. AlphaCredit also agreed to terminate all indemnity claims existing at the time of the amendment and to release to us the outstanding balance ($4.1 million) held in escrow pending resolution of indemnification claims.
We accounted for this amendment as an extinguishment of the original Parent Loan Notes, recognizing $3.0 million of remaining discount as a gain included in “Interest income” in our consolidated statements of operations.
The following table presents the carrying amount and classification of the assets and liabilities compared to the maximum exposure to loss for each asset and liability:

		September 30, 2017		September 30, 2016
Instrument	Balance Sheet Location	Asset Recorded in Consolidated Balance Sheet	Maximum Exposure to Loss	Asset (Liability) Recorded in Consolidated Balance Sheet	Maximum Exposure to Loss

		(in thousands)		(in thousands)
Notes receivable	Notes receivable, net (including accreted deferred compensation of $0.1 million)	$60,975	$60,975	$83,065	$83,065
Guarantee asset	Prepaid expenses and other current assets	—	—	1,209	—
Guarantee liability	Accounts payable, accrued expenses and other current liabilities	—	—	(1,258)	—

NOTE 6: PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows:

	September 30,
	2017			2016
	Carrying Amount	Accumulated Depreciation	Net Book Value	Carrying Amount	Accumulated Depreciation	Net Book Value

	(in thousands)
Land	$4	$—	$4	$4	$—	$4
Buildings and improvements	80,828	(55,077)	25,751	77,160	(52,934)	24,226
Furniture and equipment	105,319	(78,581)	26,738	98,066	(67,191)	30,875
Software	34,022	(32,623)	1,399	33,279	(31,729)	1,550
In progress	4,067	—	4,067	1,800	—	1,800
	$224,240	$(166,281)	$57,959	$210,309	$(151,854)	$58,455
During fiscal 2015, we recorded impairment charges of $4.3 million and $1.3 million related to long-lived assets of our U.S. Pawn and Mexico Pawn segments, respectively. These impairment charges were recorded under “Operations” expense in our consolidated statements of operations.
NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and Intangible Asset Balances
The following table presents the balance of each major class of indefinite-lived intangible asset:

	September 30,
	2017	2016

	(in thousands)
Pawn licenses	$9,535	$8,836
Trade name	4,000	4,000
	$13,535	$12,836
The following table presents the changes in the carrying value of goodwill by segment, in addition to discontinued operations:

	U.S. Pawn	Mexico Pawn	Discontinued Operations	Consolidated Including Held for Sale

	(in thousands)
Balances as of September 30, 2015	$244,330	$7,316	$79,133	$330,779
Acquisitions	3,208	—	—	3,208
Goodwill impairment	—	—	(73,244)	(73,244)
Effect of foreign currency translation changes	—	(878)	(5,889)	(6,767)
Balances as of September 30, 2016	$247,538	$6,438	$—	$253,976
Acquisitions	356	—	—	356
Effect of foreign currency translation changes	—	428	—	428
Balances as of September 30, 2017	$247,894	$6,866	$—	$254,760
In August 2017, we acquired certain assets of two pawn stores in Central Texas and one pawn store in Las Vegas, Nevada and recorded $0.4 million in goodwill. On February 1, 2016, we acquired six pawn stores in the Houston, Texas area doing business under the "Pawn One" brand and recorded $3.2 million in goodwill. These acquisitions were made as part of our continuing strategy to enhance our earnings over the long-term. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include a greater presence in the Central Texas and Las Vegas markets, as well as the ability to further leverage our expense structure through increased scale. Goodwill from these acquisitions was recorded in the U.S. Pawn segment. We expect substantially all goodwill attributable to the fiscal 2017 acquisitions will be deductible and none of the goodwill attributable to the “Pawn One” acquisition will be deductible for tax purposes. See Note 2 for additional information regarding these acquisitions.
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset:

	September 30,
	2017			2016
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Real estate finders’ fees	$1,167	$(847)	$320	$1,902	$(796)	$1,106
Non-compete agreements	3,659	(3,102)	557	3,581	(2,920)	661
Favorable lease	1,102	(708)	394	909	(637)	272
Internally developed software	29,741	(12,597)	17,144	23,503	(8,674)	14,829
Other	879	(409)	470	1,362	(385)	977
	$36,548	$(17,663)	$18,885	$31,257	$(13,412)	$17,845
Impairment of Goodwill and Intangible Assets
We test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently when there are events or circumstances that indicate that it is more likely than not that an impairment exists. During the fourth quarter of fiscal 2017, we performed our required annual impairment test for all reporting units utilizing the income approach. The income approach uses future cash flows and estimated terminal values (discounted using a market participant perspective) to determine the fair value of each intangible asset. We performed a quantitative analysis and determined that the fair value of each of our reporting units exceeded their carrying value. As of September 30, 2017, the calculated fair value of the U.S. Pawn and Mexico Pawn reporting units exceeded their carrying values by approximately 18% and 95%, respectively.
During the second quarter of fiscal 2016, we recorded an impairment of $73.2 million included under "Loss from discontinued operations, net of tax" in our consolidated statements of operations, the entire amount of the goodwill associated with our previous Grupo Finmart reporting unit. During the fourth quarter of fiscal 2015, we recorded an impairment of $1.7 million included under “Operations” expense in our consolidated statements of operations, the entire amount of the goodwill associated with our previous TUYO reporting unit. During the third quarter of fiscal 2015, we recorded an impairment of $10.6 million, included under "Loss from discontinued operations, net of tax" in our consolidated statements of operations, the entire amount of the goodwill associated with our previous USFS reporting unit. In the fourth quarter of fiscal 2015, we recorded a $3.7 million impairment of internally developed software, included under corporate “Administrative” expenses in our consolidated statements of operations.
Amortization of Definite-Lived Intangibles
The amortization of most definite-lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to operations expense over the related lease terms.
The following table presents the amount and classification of amortization recognized as expense:

	Fiscal Year Ended September 30,
	2017	2016	2015

	(in thousands)
Amortization expense in continuing operations	$4,184	$4,742	$3,875
Amortization expense in discontinued operations	—	2,055	2,397
Operations expense	90	87	103
	$4,274	$6,884	$6,375

The following table presents our estimate of future amortization expense for definite-lived intangible assets:

Fiscal Year Ended September 30,	Amortization expense	Operations expense

	(in thousands)
2018	$4,006	$23
2019	3,772	23
2020	3,343	23
2021	2,310	22
2022	1,390	2
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
NOTE 8: LONG-TERM DEBT
The following tables present our long-term debt instruments outstanding as well as future principal payments due:

	September 30, 2017			September 30, 2016
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
2.125% Cash Convertible Senior Notes Due 2019	$195,000	$(17,654)	$177,346	$230,000	$(32,046)	$197,954
Cash Convertible Senior Notes Due 2019 embedded derivative	6,591	—	6,591	37,692	—	37,692
2.875% Convertible Senior Notes Due 2024	143,750	(42,880)	100,870	—	—	—
Term Loan Facility	—	—	—	50,000	(2,035)	47,965
	$345,341	$(60,534)	$284,807	$317,692	$(34,081)	$283,611

	Principal Payment Schedule
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
2.125% Cash Convertible Senior Notes Due 2019 (a)	$195,000	$—	$195,000	$—	$—
2.875% Convertible Senior Notes Due 2024 (a)	143,750	—	—	—	143,750
	$338,750	$—	$195,000	$—	$143,750

(a)	Excludes the potential impact of the embedded derivative.
2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). All of the 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the "2017 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and will mature on July 1, 2024 (the "2024 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. At maturity, the holders of the 2024 Convertible Notes will be entitled to receive cash equal to the principal amount of the 2024 Convertible Notes plus unpaid accrued interest.
The 2024 Convertible Notes are convertible into cash or shares of Class A Common Stock, or any combination thereof, at our option subject to satisfaction of certain conditions and during the periods described below, based on an initial conversion rate of 100 shares of Class A Common Stock per $1,000 principal amount of 2024 Convertible Notes (equivalent to an initial conversion price of $10.00 per share of our Class A Common Stock). The conversion rate will not be adjusted for any accrued and unpaid interest. The 2024 Convertible Notes contain certain make-whole fundamental change premiums and customary anti-dilution adjustments. We account for the Class A Common Stock issuable upon conversion under the treasury stock method. To the extent our share priced increases over $10.00 per share, we are required to recognize incremental dilution of our earnings per share.
Prior to January 1, 2024, the 2024 Convertible Notes will be convertible only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2017 (and only during such fiscal quarter), if the last reported sale price of our Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price, as defined in the 2017 Indenture, per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A Common Stock and the conversion rate on such trading day; (3) if we call any or all of the 2024 Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, as defined in the 2017 Indenture. On or after January 1, 2024 until the close of business on the business day immediately preceding the 2024 Maturity Date, holders of 2024 Convertible Notes may, at their option, convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances.
We may not redeem the 2024 Convertible Notes prior to July 6, 2021. At our option, we may redeem for cash all or any portion of the 2024 Convertible Notes on or after July 6, 2021, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2024 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
We measured the fair value of the liability component of the 2024 Convertible Notes under a discounted cash flow approach considering our synthetic credit rating, as determined with external consultation, including inputs that are not observable in the market. The fair value of the liability component was estimated by calculating the present value of the cash flows using discount rates slightly above 8% for a similarly structured liability with no conversion feature, maturing in seven years. Our estimate resulted in an initial carrying value of the liability component of the 2024 Convertible Notes of $102.7 million with an associated original issue discount of $41.0 million, exclusive of deferred financing costs, accreted to the face value of the 2024 Convertible Notes based on the effective interest method through the 2024 Maturity Date.
We accounted for the conversion feature of the 2024 Convertible Notes as a separate equity-classified instrument (the “2024 Convertible Notes Embedded Derivative”), initially recorded as $39.8 million ($25.3 million, net of tax), inclusive of deferred financing costs, on the issuance date and included under “Additional paid-in capital” in our consolidated balance sheet, including an allocated portion of the deferred financing costs. The 2024 Convertible Notes Embedded Derivative is expected to remain recorded in equity in our consolidated balance sheets as long as it continues to meet the criteria as an equity-classified instrument in subsequent reporting periods. The carrying amount of the 2024 Convertible Notes Embedded Derivative included under “Additional paid-in capital” in our consolidated balance sheet of September 30, 2017 was $25.3 million.
We incurred transaction costs of $4.2 million related to the issuance of the 2024 Convertible Notes, which we recorded as deferred financing costs and are included under “Long-term debt, net” and “Additional paid-in capital” in our consolidated balance sheets. Deferred financing costs recorded under “Long-term debt, net” are being amortized to interest expense over the expected term of the 2024 Convertible Notes.
Total interest expense pertaining to the 2024 Convertible Notes for fiscal 2017 was $2.1 million, comprised of contractual interest expense and amortization of $1.0 million and $1.1 million, respectively. The effective interest rate for fiscal 2017 was approximately 8%. As of September 30, 2017, the remaining unamortized issuance discount and financing costs will be amortized over the next seven years assuming no early conversion.
Impact of Early Conversion Conditions on Financial Statements
As of September 30, 2017, the 2024 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2024 Convertible Notes was classified as a non-current liability in our consolidated balance sheets as of September 30, 2017. The classification of the 2024 Convertible Notes as current or non-current in the consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.
If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2024 Convertible Notes as a current liability in the consolidated balance sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2024 Maturity Date, we will classify our net liability under the 2024 Convertible Notes as a non-current liability in the consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2024 Convertible Notes prior to maturity, any unamortized discount and transaction costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2017, we would have recorded an expense associated with the conversion, comprised of $42.9 million of unamortized debt discount and issuance costs. As of September 30, 2017, none of the note holders had elected to convert their 2024 Convertible Notes.
Term Loan Facility up to $100 Million
On September 12, 2016, we and certain of our subsidiaries (as guarantors) entered into a financing agreement with certain lenders and Fortress Credit Co LLC (as collateral and administrative agent) that provided us with a senior secured credit facility in an aggregate principal amount of $100 million, subject to various terms and conditions contained in the financing agreement. The credit facility (the “Term Loan Facility”) consisted of an initial term loan of $50 million that was drawn on September 12, 2016 and a delayed draw term loan of up to $50 million. Borrowings under the facility bore interest at an annual rate initially equal to the London Interbank Offered Rate (“LIBOR”) plus 7.5%, and we paid a monthly fee of 2.75% per annum on the average daily unused portion of the delayed draw term loan facility and a quarterly loan servicing fee of $15,000. Total interest expense pertaining to the Term Loan Facility for fiscal 2017, exclusive of extinguishment charges, was $4.7 million, comprised of contractual interest expense and amortization of $4.3 million and $0.4 million, respectively.
The Term Loan Facility was fully repaid and terminated July 2017, as discussed below under “Extinguishment of Debt.”
2.125% Cash Convertible Senior Notes Due 2019
In June 2014, we issued $200 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the “2019 Convertible Notes”), with an additional $30 million principal amount being issued in July 2014. All of the 2019 Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "2014 Indenture") by and between EZCORP and Wells Fargo Bank, National Association, as the trustee. The 2019 Convertible Notes were issued in a private offering and resold under Rule 144A under the Securities Act of 1933. The 2019 Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year and mature on June 15, 2019 (the "2019 Maturity Date").
Prior to December 15, 2018, the 2019 Convertible Notes will be convertible only upon the occurrence of certain events and during certain periods, and thereafter, at any time prior to the close of business on the second scheduled trading day immediately preceding the 2019 Maturity Date. At maturity, the holders of the 2019 Convertible Notes will be entitled to receive cash equal to the principal amount of the 2019 Convertible Notes plus unpaid accrued interest.
The 2019 Convertible Notes are unsubordinated unsecured obligations and rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the 2019 Convertible Notes, equal in right of payment with all of our other unsecured unsubordinated indebtedness, and effectively junior to all debt or other obligations (including trade payables) of our wholly-owned subsidiaries. The 2014 Indenture governing the 2019 Cash Convertible Notes does not contain any financial covenants.
Under the terms of the 2019 Convertible Notes, payment of dividends requires a conversion rate adjustment equal to the conversion rate in effect immediately prior to the open of business on the ex-dividend date for such dividend multiplied by the last reported sale price of the Class A Common Stock on the trading day immediately preceding the ex-dividend date for such dividend, divided by the difference between the last reported sale price of the Class A Common Stock on the trading day immediately preceding the ex-dividend date for such dividend and the amount in cash per share we distribute to all or substantially all holders of Class A Common Stock.
Total interest expense pertaining to the 2019 Convertible Notes for fiscal 2017, 2016 and 2015, exclusive of extinguishment charges, was $15.5 million, $15.5 million and $14.1 million, respectively, comprised of contractual interest expense and amortization of $4.7 million and $10.8 million, respectively for fiscal 2017, $4.9 million and $10.6 million, respectively for fiscal 2016, and $4.9 million and $9.2 million, respectively for fiscal 2015. The effective interest rate was approximately 8%. As of September 30, 2017, the remaining unamortized issuance discount and financing costs will be amortized over the next two years assuming no early conversion.
A portion of the 2019 Convertible Notes were repurchased and retired in July 2017, as discussed below under “Extinguishment of Debt.”

2019 Convertible Notes Embedded Derivative
We account for the cash conversion feature of the 2019 Convertible Notes as a separate derivative instrument (the “2019 Convertible Notes Embedded Derivative”), which had a fair value of $46.5 million at the time of original issuance that was recognized as the original issue discount of the 2019 Convertible Notes. This original issue discount is amortized to interest expense over the term of the 2019 Convertible Notes using the effective interest method. As of September 30, 2017, the 2019 Convertible Notes Embedded Derivative is recorded as a non-current liability under “Long-term debt, less current maturities” in our consolidated balance sheets, and will be marked to market in subsequent reporting periods. The classification of the 2019 Convertible Notes Embedded Derivative liability as current or non-current on the consolidated balance sheets corresponds with the classification of the net balance of the 2019 Convertible Notes as discussed below.
The 2019 Convertible Notes are convertible into cash, subject to satisfaction of certain conditions and during the periods described below, based on an initial “Conversion Rate” of 62.2471 shares of Class A Common Stock per $1,000 principal amount of 2019 Convertible Notes (equivalent to an initial “Conversion Price” of approximately $16.065 per share of our Class A Common Stock). Upon conversion of a note, we will pay cash based on a daily conversion value calculated on a proportionate basis for each trading day in the applicable 80 trading day observation period as described in the 2014 Indenture. The Conversion Rate will not be adjusted for any accrued and unpaid interest.
Holders may surrender their 2019 Convertible Notes for conversion into cash prior to December 15, 2018 only under the following circumstances (the “Early Conversion Conditions”): (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2014 (and only during such fiscal quarter), if the last reported sale price of our Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price, as defined in the Indenture, per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A Common Stock and the Conversion Rate on such trading day; or (3) upon the occurrence of specified corporate events, as defined in the 2014 Indenture. On or after December 15, 2018 until the close of business on the second scheduled trading day immediately preceding the 2019 Maturity Date, holders may convert their notes into cash at any time, regardless of the foregoing circumstances.
If a holder elects to convert its 2019 Convertible Notes in connection with certain make-whole fundamental changes, as that term is defined in the 2014 Indenture, that occur prior to the 2019 Maturity Date, we will, in certain circumstances, increase the Conversion Rate for 2019 Convertible Notes converted in connection with such make-whole fundamental changes by a specified number of shares of Class A Common Stock. In addition, the conversion rate is subject to customary anti-dilution adjustments (for example, certain dividend distributions or tender or exchange offer of our Class A Common Stock).
Upon the occurrence of a fundamental change, as defined in the 2014 Indenture, holders may require us to repurchase for cash all or any portion of the then outstanding 2019 Convertible Notes at a repurchase price equal to 100% of the principal amount of the notes to be repurchased, plus accrued and unpaid interest.
Impact of Early Conversion Conditions on Financial Statements
As of September 30, 2017, the 2019 Convertible Notes were not convertible because the Early Conversion Conditions described above have not been met. Accordingly, the net balance of the 2019 Convertible Notes was classified as a non-current liability in our consolidated balance sheets as of September 30, 2017. The classification of the 2019 Convertible Notes as current or non-current in the consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether one of the Early Conversion Conditions has been met.
If one of the Early Conversion Conditions is met in any future fiscal quarter, we will classify our net liability under the 2019 Convertible Notes as a current liability in the consolidated balance sheets as of the end of that fiscal quarter. If none of the Early Conversion Conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2019 Maturity Date, we will classify our net liability under the 2019 Convertible Notes as a non-current liability in the consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2019 Convertible Notes prior to maturity, any unamortized discount and transaction costs will be recorded to expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2017, we would have recorded an expense associated with the conversion, comprised of $17.7 million of unamortized debt discount and debt issuance costs. As of September 30, 2017, none of the note holders had elected to convert their 2019 Convertible Notes.

2019 Convertible Notes Hedges
In connection with the issuance of the 2019 Convertible Notes, we purchased cash-settled call options (the “2019 Convertible Notes Hedges”) in privately negotiated transactions with certain of the initial purchasers or their affiliates (in this capacity, the “Option Counterparties”). The 2019 Convertible Notes Hedges provide us with the option to acquire, on a net settlement basis, approximately 12.1 million shares of our Class A Common Stock at a strike price of $16.065, which is equal to the number of shares of our Class A Common Stock that notionally underlie the 2019 Convertible Notes and corresponds to the Conversion Price of the 2019 Convertible Notes. The 2019 Convertible Notes Hedges have an expiration date that is the same as the 2019 Maturity Date, subject to earlier exercise. The 2019 Convertible Notes Hedges have customary anti-dilution provisions similar to the 2019 Convertible Notes. If we exercise the 2019 Convertible Notes Hedges, the aggregate amount of cash we will receive from the Option Counterparties will cover the aggregate amount of cash that we would be required to pay to the holders of the converted 2019 Convertible Notes, less the principal amount thereof. As of September 30, 2017, we have not purchased any shares under the 2019 Convertible Notes Hedges.
The aggregate cost of the 2019 Convertible Notes Hedges was $46.5 million (or $21.3 million net of the total proceeds from the 2019 Convertible Notes Warrants sold, as discussed below). The 2019 Convertible Notes Hedges are accounted for as a derivative asset and are recorded in the consolidated balance sheets at their estimated fair value in “Other assets, net.” The 2019 Convertible Notes Embedded Derivative liability and the 2019 Convertible Notes Hedges asset will be adjusted to fair value each reporting period and unrealized gains and losses will be reflected in the consolidated statements of operations. The 2019 Convertible Notes Embedded Derivative and the 2019 Convertible Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments are expected to offset and not have a net impact on the consolidated statements of operations.
The classification of the 2019 Convertible Notes Hedges asset as current or long-term on the consolidated balance sheet corresponds with the classification of the 2019 Convertible Notes, which is evaluated at each balance sheet date and may change from time to time depending on whether one of the Early Conversion Conditions has been met.
2019 Convertible Notes Warrants
In connection with the issuance of the 2019 Convertible Notes, we also sold net-share-settled warrants (the “2019 Convertible Notes Warrants”) in privately negotiated transactions with the option counterparties for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share, for total proceeds of $25.1 million, net of issuance costs, which was recorded as an increase in stockholders' equity. The 2019 Convertible Notes Warrants have customary anti-dilution provisions similar to the 2019 Convertible Notes. As a result of the 2019 Convertible Notes Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter. The 2019 Convertible Notes Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the 2019 Convertible Notes Warrants, we will issue shares of Class A Common Stock to the purchasers of the 2019 Convertible Notes Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement. As of September 30, 2017, there were 12.1 million 2019 Convertible Notes Warrants outstanding.
Extinguishment of Debt
In July 2017, we used $51.6 million of net proceeds from the 2024 Convertible Notes offering to repay all outstanding borrowings under the Term Loan Facility and terminated that facility, including the undrawn delayed draw term loan commitment. The lenders have released all related security interests in our assets.
Also in July 2017, we used $34.4 million of net proceeds from the 2024 Convertible Notes offering to repurchase and retire $35.0 million aggregate principal amount of 2019 Convertible Notes. We unwound a portion of the 2019 Convertible Notes Hedges and 2019 Convertible Notes Warrants corresponding to the repurchased and retired 2019 Convertible Notes, and received $0.6 million in connection with the partial settlement of the 2019 Convertible Notes Hedges and paid $0.5 million in connection with the partial settlement of 2.2 million of the outstanding 2019 Convertible Notes Warrants.
We recorded a one-time charge of $5.3 million in the fourth quarter of fiscal 2017 related to these transactions included under “Interest expense” in our consolidated statements of operations, including write-off of unamortized debt discount and issuance costs.

NOTE 9: STOCK COMPENSATION
On May 1, 2010 our Board of Directors approved the adoption of the EZCORP, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan permits grants of options, restricted stock awards and stock appreciation rights covering up to 1,575,750 shares of our Class A Common Stock plus any shares that become available for issuance under either the 2010 Plan or prior plans as a result of forfeitures or cancellations of awards without delivery of shares or as a result of withholding shares to satisfy tax withholding obligations. In February 2015, March 2015, March 2016 and December 2016, the Board of Directors and the voting stockholder approved the addition of 643,673, 1,081,200, 185,026 and 500,000 shares, respectively, to the 2010 Plan.
In November and December 2016 and April 2017 for fiscal 2017, we granted 931,260 restricted stock unit awards to employees and 72,500 restricted stock awards to non-employee directors, each with a grant date fair value of approximately $9.60 per share. Our long-term incentive awards are generally granted based on our share price as of October 1 each year, which was $11.06 for these fiscal 2017 awards. The awards granted to employees vest on September 30, 2019 subject to the achievement of certain performance targets. As of September 30, 2017, we considered the achievement of these performance targets to be probable. The awards granted to non-employee directors vest over two years, 50% on September 30, 2017 and 50% on September 30, 2018 and are subject only to service conditions.
In March 2016 for fiscal 2016, we granted 961,718 restricted stock unit awards (exclusive of canceled and replaced awards discussed below) to employees which were allocated based on the October 1, 2015 price of $6.17 per share and 130,000 restricted stock awards to non-employee directors with a grant date fair value of $2.96 per share. The awards granted to employees vest on September 30, 2018 subject to the achievement of certain performance targets. As of September 30, 2017, we considered the achievement these performance targets with respect to 80% of the awards probable. The awards granted to non-employee directors vest over two years, 50% on September 30, 2016 and 50% on September 30, 2017.
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
As of September 30, 2017, the unamortized fair value, exclusive of forfeitures, of share awards to be amortized over their remaining vesting periods was approximately $7.5 million. The weighted-average period over which these costs will be amortized is approximately two years.
The following table presents the compensation costs related to our stock compensation arrangements:

	Fiscal Year Ended September 30,
	2017	2016	2015

	(in thousands)
Share-based compensation costs	$5,866	$5,346	$2,374
Income tax benefits on share-based compensation	(841)	(963)	—
Net share-based compensation expense	$5,025	$4,383	$2,374
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2016	2,411,500	$5.77
Granted	1,137,340	9.57
Released (a)	(366,775)	6.55
Forfeited	(768,282)	(2.53)
Outstanding as of September 30, 2017	2,413,783	$6.53

(a)	68,087 shares were withheld to satisfy related federal income tax withholding.
The following table presents a summary of the fair value of shares granted:

	Fiscal Year Ended September 30,
	2017	2016	2015

	(in millions except per share amounts)
Weighted average grant-date fair value per share granted (a)	$9.57	$3.53	$10.34	(b)
Total grant date fair value of shares vested	$3.8	$2.3	$1.8

(a)
Awards with performance and time-based vesting provisions are generally valued based upon the underlying share price as of the issuance date. Awards with market-conditioned vesting provisions were valued using a Monte Carlo simulation model.

(b)	Fiscal 2015 shares granted exclude phantom share-based awards. Including these shares, weighted average grant-date fair value was $5.69 per share.
NOTE 10: INCOME TAXES
The following table presents the components of our income (loss) from continuing operations before income taxes, including inter-segment amounts:

	Fiscal Year Ended September 30,
	2017	2016	2015

	(in thousands)
Domestic	$29,740	$(17)	$(71,426)
Foreign	13,499	380	5,219
	$43,239	$363	$(66,207)
The following table presents the significant components of the income tax provision from continuing operations:

	Fiscal Year Ended September 30,
	2017	2016	2015

	(in thousands)
Current:
Federal	$1,092	$11,120	$(42,001)
State and foreign	6,359	3,193	2,000
	7,451	14,313	(40,001)
Deferred:
Federal	5,190	(3,766)	16,580
State and foreign	(1,435)	(1,186)	9,396
	3,755	(4,952)	25,976
Total income tax expense (benefit)	$11,206	$9,361	$(14,025)

The following table presents a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes attributable to continuing operations:

	Fiscal Year Ended September 30,
	2017	2016	2015

	(in thousands)
Income tax expense (benefit) at the federal statutory rate	$15,134	$128	$(23,172)
State taxes, net of federal benefit	(714)	2,476	(701)
Mexico inflation adjustment	(1,286)	(142)	(302)
Captive insurance company	—	—	(393)
Non-deductible items	1,114	1,860	449
Foreign tax credit	(321)	2,788	(2,413)
Foreign rate differential	(172)	277	880
Change in net operating loss carryforward	1,180	—	—
Change in valuation allowance	(3,211)	1,511	4,846
Stock compensation	(386)	—	—
Uncertain tax positions	472	—	1,781
Tax basis balance sheet adjustment	—	—	2,516
Other	(604)	463	2,484
Total income tax expense (benefit)	$11,206	$9,361	$(14,025)
Effective tax rate	26%	2,579%	21%
The amount of income tax expense (benefit) allocated to discontinued operations was $0.1 million, $(15.1) million, and $(16.4) million during fiscal 2017, 2016, and 2015, respectively.

The following table shows significant components of our deferred tax assets and liabilities:

	September 30,
	2017	2016

	(in thousands)
Deferred tax assets:
Cash Converters International	$13,550	$15,314
Tax over book inventory	10,094	8,763
Accrued liabilities	6,957	11,276
Pawn service charges receivable	8,687	7,871
Note receivable discount	—	2,427
Stock compensation	3,356	2,065
Foreign tax credit	3,132	2,706
Capital loss carryforward	5,010	8,017
State and foreign net operating loss carryforwards	13,671	12,891
Book over tax depreciation	2,678	—
Other	162	694
Total deferred tax assets before valuation allowance	67,297	72,024
Valuation allowance	(17,860)	(21,078)
Net deferred tax assets	49,437	50,946
Deferred tax liabilities:
Tax over book amortization	20,629	14,060
Tax over book depreciation	—	445
Note receivable discount	10,569	—
Prepaid expenses	1,383	1,138
Total deferred tax liabilities	32,581	15,643
Net deferred tax asset	$16,856	$35,303
As of September 30, 2017, we had gross state net operating loss carryforwards of approximately $174.0 million, which begin to expire in 2018 if not utilized. We also had foreign net operating loss carryforwards of $34.8 million, which will expire between 2030 and 2037 if not utilized. Additionally, we have a $3.1 million foreign tax credit that will expire during the years 2024 to 2027 that we expect is more likely than not to be fully utilized based on the weight of available evidence.
Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. The valuation allowance decreased by $3.2 million in fiscal 2017, primarily due to $3.0 million realization of capital loss carryforwards offsetting capital gain realized on the restructuring of our Grupo Finmart notes. Management believes that our results from future operations will generate sufficient taxable income in the appropriate jurisdictions such that it is more likely than not that the remaining deferred tax assets will be realized.
Deferred taxes are not provided for undistributed earnings of foreign subsidiaries of approximately $20.6 million which are intended to be reinvested outside of the U.S. Accordingly, no provision for U.S. federal income and foreign withholding taxes associated with a distribution of those earnings has been made. We estimate that, upon distribution of our share of these earnings, we would be subject to U.S. income taxes of approximately $1.0 million as of September 30, 2017. We provided deferred income taxes on all undistributed earnings from Cash Converters International. Any taxes paid to foreign governments on these earnings may be used in whole or in part as credits against the U.S. tax on any dividends distributed from such earnings.

The following table presents a rollforward of unrecognized tax benefits:

	Fiscal Year Ended September 30,
	2017	2016	2015

	(in thousands)
Beginning balance	$6,058	$6,058	$4,402
Tax positions taken during the current period	472	—	1,656
Ending balance	$6,530	$6,058	$6,058
All of the above unrecognized tax benefits, if recognized, would impact our effective tax rate for the respective period of each ending balance. It is reasonably possible that unrecognized tax benefits will decrease by $4.9 million in the next 12 months due to the expiration of the statute of limitations.
We are subject to U.S., Mexico and Canada income taxes as well as income taxes levied by various state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2013. Management believes that adequate provisions have been made for any adjustments that may result from tax examinations.
NOTE 11: RELATED PARTY TRANSACTIONS
Asset Purchase Agreement
The Company entered into an Asset Purchase Agreement, dated June 8, 2017, with Cash Solution Centers, LLC ("CSC"), pursuant to which the Company agreed to acquire, for an aggregate purchase price of $700,329 in cash, certain assets used in the operation of two pawn stores located in Central Texas. Daniel M. Chism, who was appointed Chief Financial Officer of the Company effective May 9, 2017, was the owner of a 28% interest in CSC. We completed the acquisition on August 14, 2017. Following completion of this transaction, Mr. Chism does not own any interest in any pawn-related businesses outside of his interest in the Company.
The terms of this transaction were reviewed and approved by the Audit Committee of the Board of Directors pursuant to the Company's Policy for Review and Evaluation of Related Party Transactions.
NOTE 12: LEASES
We lease and sublease various facilities and certain equipment under operating and capital leases. Future minimum rentals due under non-cancelable leases and annual future minimum rentals expected under subleases are as follows:

Fiscal Year Ended September 30,	Operating Lease Payments	Sublease Revenue

	(in thousands)
2018	$53,829	$3,042
2019	46,665	3,211
2020	40,081	3,295
2021	32,154	3,385
2022	21,622	2,908
Thereafter	60,757	2,604
	$255,108	$18,445
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

The following table presents the amount of net rent recognized as expense:

	Fiscal Year Ended September 30,
	2017	2016	2015

	(in thousands)
Gross rent expense from continuing operations	$56,794	$56,707	$58,890
Sublease rent revenue from continuing operations	(56)	(156)	(479)
Net rent expense from continuing operations	$56,738	$56,551	$58,411
In December 2014, we entered into a non-cancelable 13-year operating lease for our corporate offices, with rent payments beginning February 2016 and ending March 2029. Annual rent escalates from $3.0 million at lease inception to $4.6 million in the terminal year of the lease. The lease includes two five-year extension options at the end of the initial lease term. The estimated minimum future rental payments under the lease are approximately $48.2 million. During fiscal 2017 and 2016, we initiated subleases for a portion of our corporate operating office lease for estimated minimum future sublease payments of approximately $12.2 million. In addition to the above subleases, subsequent to September 30, 2017 we entered into an amendment to the operating lease surrendering another 15% of the initial leased premises. As a result and including the amendment subsequent to September 30, 2017, sublease payments are expected to offset approximately 88% of our original operating lease obligations through August 2023, with renewal options available until the end of the master operating lease in March 2029.
During the second quarter of fiscal 2015, we entered into non-cancelable subleases for our Miami and Mexico City regional offices for estimated minimum future sublease payments of approximately $6.7 million. Sublease payments are expected to offset substantially all of our original operating lease obligations over the nine-year period beginning March 2015 and ending September 2024 (in the case of the Miami lease) and the three-year period beginning March 2015 and ending June 2018 (in the case of the Mexico City lease).
NOTE 13: EMPLOYMENT AGREEMENTS AND RETIREMENT PLANS
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
The following table presents matching contribution information for our 401(k) plan which were made in cash:

	Fiscal Year Ended September 30,
	2017	2016	2015

	(in thousands)
Matching contributions to EZCORP Inc. 401(k) Plan and Trust	$658	$468	$547
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

The following table provides contribution and amortized expense amounts related to the Supplemental Executive Retirement Plan:

	Fiscal Year Ended September 30,
	2017	2016	2015

	(in thousands)
Contributions to the Supplemental Executive Retirement Plan	$536	$636	$356
Amortized expense due to Supplemental Executive Retirement Plan	544	153	405
NOTE 14: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. We are unable to determine the ultimate outcome of any current litigation or regulatory actions. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations or liquidity. Except as noted below, we have not recorded a liability for any of these matters as of September 30, 2017 because we do not believe at this time that any loss is probable or that the amount of any probable loss can be reasonably estimated. The following is a description of significant proceedings.
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
On August 23, 2017, the parties agreed to a mediated settlement of all remaining claims and entered into a Memorandum of Understanding regarding that settlement. Under the terms of the proposed settlement, a settlement payment of $6.5 million, less attorney fees awarded to the plaintiff’s counsel and administrative costs of settlement, will be paid to the Company. Of such amount, $5.5 million will be funded by the Company’s insurance carriers and $1.0 million will be funded by Madison Park LLC. The parties have completed confirmatory discovery and are in the process of preparing appropriate settlement papers to be filed with the Court. Those papers will request the Court to set a settlement hearing, at which the Court will consider the fairness and adequacy of the parties’ stipulation and agreement of settlement. The proposed settlement will not be final until approved by the Court.
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

NOTE 15: SEGMENT INFORMATION
Segment information is prepared on the same basis that our chief operating decision maker reviews financial information for operational decision-making purposes. We currently report our segments as follows: U.S. Pawn — all pawn activities in the United States; Mexico Pawn — all pawn activities in Mexico and other parts of Latin America; and Other International — primarily our equity interest in the net income (loss) of Cash Converters International and consumer finance activities in Canada. There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements.

	Fiscal Year Ended September 30, 2017
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$351,878	$62,957	$3	$414,838	$—	$414,838
Jewelry scrapping sales	48,203	2,986	—	51,189	—	51,189
Pawn service charges	238,437	34,643	—	273,080	—	273,080
Other revenues	219	645	7,983	8,847	—	8,847
Total revenues	638,737	101,231	7,986	747,954	—	747,954
Merchandise cost of goods sold	223,475	43,050	—	266,525	—	266,525
Jewelry scrapping cost of goods sold	41,434	2,497	—	43,931	—	43,931
Other cost of revenues	—	—	1,988	1,988	—	1,988
Net revenues	373,828	55,684	5,998	435,510	—	435,510
Operating expenses (income):
Operations	259,977	36,211	8,448	304,636	—	304,636
Administrative	—	—	—	—	53,254	53,254
Depreciation and amortization	10,171	2,675	191	13,037	10,624	23,661
Loss on sale or disposal of assets	198	134	—	332	27	359
Interest expense	—	9	—	9	27,794	27,803
Interest income	—	(1,930)	—	(1,930)	(10,173)	(12,103)
Equity in net income of unconsolidated affiliate	—	—	(4,916)	(4,916)	—	(4,916)
Other income	(19)	(69)	(96)	(184)	(239)	(423)
Segment contribution	$103,501	$18,654	$2,371	$124,526
Income from continuing operations before income taxes				$124,526	$(81,287)	$43,239

	Fiscal Year Ended September 30, 2016
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$348,771	$60,331	$5	$409,107	$—	$409,107
Jewelry scrapping sales	47,810	2,282	21	50,113	—	50,113
Pawn service charges	229,893	31,907	—	261,800	—	261,800
Other revenues	331	385	8,769	9,485	—	9,485
Total revenues	626,805	94,905	8,795	730,505	—	730,505
Merchandise cost of goods sold	217,268	41,002	1	258,271	—	258,271
Jewelry scrapping cost of goods sold	40,138	1,885	16	42,039	—	42,039
Other cost of revenues	—	—	1,965	1,965	—	1,965
Net revenues	369,399	52,018	6,813	428,230	—	428,230
Operating expenses (income):
Operations	255,321	38,481	7,585	301,387	—	301,387
Administrative	—	—	—	—	68,101	68,101
Depreciation and amortization	12,242	2,965	218	15,425	11,117	26,542
Loss on sale or disposal of assets	664	169	4	837	269	1,106
Restructuring	993	543	202	1,738	183	1,921
Interest expense	125	109	—	234	16,243	16,477
Interest income	(2)	(30)	—	(32)	(49)	(81)
Equity in net loss of unconsolidated affiliate	—	—	255	255	—	255
Impairment of investment	—	—	10,957	10,957	—	10,957
Other expense (income)	—	1,273	2	1,275	(73)	1,202
Segment contribution (loss)	$100,056	$8,508	$(12,410)	$96,154
Income from continuing operations before income taxes				$96,154	$(95,791)	$363

	Fiscal Year Ended September 30, 2015
	U.S. Pawn	Mexico Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$334,635	$65,408	$2,075	$402,118	$—	$402,118
Jewelry scrapping sales	54,343	3,267	363	57,973	—	57,973
Pawn service charges	216,211	30,993	—	247,204	—	247,204
Other revenues	945	1,021	10,739	12,705	—	12,705
Total revenues	606,134	100,689	13,177	720,000	—	720,000
Merchandise cost of goods sold	218,953	47,371	1,465	267,789	—	267,789
Jewelry scrapping cost of goods sold	42,845	2,954	267	46,066	—	46,066
Other cost of revenues		—	3,125	3,125	—	3,125
Net revenues	344,336	50,364	8,320	403,020	—	403,020
Operating expenses (income):
Operations	244,232	43,927	6,780	294,939	—	294,939
Administrative	—	—	—	—	72,986	72,986
Depreciation and amortization	15,227	4,440	616	20,283	10,676	30,959
Loss (gain) on sale or disposal of assets	995	258	(1)	1,252	1,407	2,659
Restructuring	4,016	799	2,563	7,378	9,702	17,080
Interest expense	60	15	—	75	16,310	16,385
Interest income	(42)	(78)	—	(120)	(158)	(278)
Equity in net loss of unconsolidated affiliate	—	—	5,473	5,473	—	5,473
Impairment of investment	—	—	26,837	26,837	—	26,837
Other expense		1,988	7	1,995	192	2,187
Segment contribution (loss)	$79,848	$(985)	$(33,955)	$44,908
Loss from continuing operations before income taxes				$44,908	$(111,115)	$(66,207)
The following table presents separately identified segment assets:

	U.S. Pawn	Mexico Pawn	Other International	Corporate	Total

	(in thousands)
Assets as of September 30, 2017
Pawn loans	$148,124	$21,118	$—	$—	$169,242
Pawn service charges receivable, net	28,258	3,290	—	—	31,548
Inventory, net	132,549	21,859	3	—	154,411
Total assets	611,489	82,813	50,462	279,599	1,024,363

Assets as of September 30, 2016
Pawn loans	$149,791	$17,538	$—	$—	$167,329
Pawn service charges receivable, net	28,368	2,694	—	—	31,062
Inventory, net	121,183	19,038	3	—	140,224
Total assets	596,842	66,082	41,775	278,545	983,244
The net assets of our Mexico Pawn segment, exclusive of intercompany amounts and inclusive of certain other assets not separately identified above, were $84.5 million as of September 30, 2017.

The following tables provide geographic information required by ASC 280-10-50-41:

	Fiscal Year Ended September 30,
	2017	2016	2015

	(in thousands)
Revenues:
United States	$638,737	$626,805	$606,134
Mexico	101,231	94,905	100,689
Canada	7,986	8,795	13,177
Total revenues	$747,954	$730,505	$720,000

	September 30,
	2017	2016

	(in thousands)
Long-lived assets:
United States	$326,736	$326,347
Mexico	17,033	15,893
Canada and Other	1,370	872
Total long-lived assets	$345,139	$343,112

NOTE 16: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION AND DISCONTINUED OPERATIONS
Supplemental Consolidated Financial Information
The following table provides information on net amounts included in our consolidated balance sheets:

	September 30,
	2017	2016

	(in thousands)
Gross pawn service charges receivable	$42,117	$41,458
Allowance for uncollectible pawn service charges receivable	(10,569)	(10,396)
Pawn service charges receivable, net	$31,548	$31,062

Gross inventory	$161,212	$146,367
Inventory reserves	(6,801)	(6,143)
Inventory, net	$154,411	$140,224

Restricted cash	$—	$3,000
Consumer loans, net	2,615	2,111
Consumer loan fees and interest receivable, net	134	130
Guarantee asset	—	1,209
Accounts receivable	11,165	15,774
Income taxes receivable	2,804	2,533
Prepaid expenses and other	12,047	11,088
Prepaid expenses and other current assets	$28,765	$35,845

Other assets	$3,124	$2,658
Restricted cash	—	4,089
2019 Convertible Notes Hedges	6,591	37,692
Other assets	$9,715	$44,439

Trade accounts payable	$13,064	$21,953
Accrued payroll	4,860	4,638
Bonus accrual	9,010	17,946
Other payroll related expenses	3,922	3,485
Accrued interest	2,212	1,856
Accrued rent and property taxes	11,357	11,201
Deferred revenues	2,483	2,852
Other accrued expenses*	8,310	14,939
Income taxes payable	1,465	2,406
Unrecognized tax benefits	4,860	—
Guarantee liability	—	1,258
Restructuring reserve	—	1,751
Account payable, accrued expenses and other current liabilities	$61,543	$84,285

Unrecognized tax benefits, non-current	$1,758	$6,416
Other long-term liabilities	5,297	4,034
Other long-term liabilities	$7,055	$10,450

*	Includes provision for closed stores and accrued lease termination costs, exclusive of stores closed associated with restructuring actions, of $5.2 million as of September 30, 2016.

Discontinued Operations
Fiscal 2016
In September 2016 we completed the sale of all of our interests in Grupo Finmart to AlphaCredit. The information presented below includes the assets, liabilities, revenues and expenses of variable interest entities which were deconsolidated as a result of the sale of Grupo Finmart. As a result of the decision to sell the Grupo Finmart business, we classified Grupo Finmart as held for sale as of June 30, 2016 and recast all segment operations of Grupo Finmart as discontinued operations. As of the completion of the disposition, Grupo Finmart is no longer a subsidiary of EZCORP and neither Grupo Finmart nor AlphaCredit is considered to be a related party to EZCORP. See Note 5 for additional information regarding our continuing involvement with Grupo Finmart.
The following table presents the reconciliation of the major line items constituting "Loss from discontinued operations, net of tax" of Grupo Finmart and other operations discontinued prior to the adoption of ASU 2014-08 that are presented in the consolidated statements of operations, excluding immaterial amounts in fiscal 2017:

	Fiscal Year Ended September 30,
	2016	2015

	(in thousands)
Revenues	$45,256	$68,369
Consumer loan bad debt	(30,081)	(26,446)
Operations expense	(111,984)	(32,664)
Interest expense, net	(16,464)	(24,487)
Depreciation, amortization and other expenses	(12,732)	(7,008)
Gain on disposition	34,237	—
Loss from discontinued operations before income taxes of Grupo Finmart	(91,768)	(22,236)
Income tax benefit	12,896	7,508
Loss from discontinued operations, net of tax of operations discontinued prior to the adoption of ASU 2014-08	(560)	(27,317)
Loss from discontinued operations, net of tax	$(79,432)	$(42,045)

Loss from discontinued operations, net of tax of Grupo Finmart	$(78,872)	$(14,728)
Loss from discontinued operations, net of tax of Grupo Finmart attributable to noncontrolling interest	6,661	4,150
Loss from discontinued operations, net of tax of Grupo Finmart attributable to EZCORP, Inc.	$(72,211)	$(10,578)
There were immaterial cash flows from Grupo Finmart operating and investing activities for fiscal 2017. Cash flows from Grupo Finmart operating activities for fiscal 2016 and 2015 were $2.2 million and $11.1 million, respectively. Cash flows from Grupo Finmart investing activities for fiscal 2016 and 2015 were $42.7 million and $(41.1) million, respectively.
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

The following table summarizes the pre-tax charges pertaining to the above discontinued operations in fiscal 2015, in thousands:

Goodwill impairment	$10,550
Long-lived assets impairment	1,685
Other (a)	21,045
Asset disposals	7,443
Lease termination costs	1,720
$42,443

(a)
Includes a $10.5 million one-time charge associated with the settlement of outstanding issues with the U.S. Consumer Financial Protection Bureau and a $4.0 million charge related to the resolution of regulatory compliance issues in our Cash Genie U.K online lending business, which was a part of fiscal 2014 discontinued operations, in addition to employee severance and accelerated amortization of prepaid expenses and other assets.

Total revenue included in “Loss from discontinued operations, net of tax” was $2.1 million and $124.7 million during fiscal 2016 and 2015, respectively, exclusive of Grupo Finmart revenue.
Valuation and Qualifying Accounts
The following table provides information on our valuation and qualifying accounts not disclosed elsewhere:

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Revenue	Deductions		Balance at End of Period

	(in thousands)
Allowance for valuation of inventory:
Year Ended September 30, 2017	$6,143	$658	$—	$—		$6,801
Year Ended September 30, 2016	7,090	—	—	947		6,143
Year Ended September 30, 2015	16,043	—	—	8,953		7,090
Allowance for uncollectible pawn service charges receivable:
Year Ended September 30, 2017	$10,396	$—	$173	$—		$10,569
Year Ended September 30, 2016	9,025	—	1,371	—		10,396
Year Ended September 30, 2015	10,307	—	—	1,282		9,025
Allowance for uncollectible consumer loan fees and interest receivable:
Year Ended September 30, 2017	$241	$—	$42	$—		$283
Year Ended September 30, 2016	12,045	—	—	11,804	*	241
Year Ended September 30, 2015	13,685	—	—	1,640		12,045
Allowance for valuation of deferred tax assets:
Year Ended September 30, 2017	$21,078	$—	$—	$3,218		$17,860
Year Ended September 30, 2016	19,567	1,511	—	—		21,078
Year Ended September 30, 2015	14,721	4,846	—	—		19,567

*	Includes $9.2 million in allowance that was deconsolidated as a result of the disposition of Grupo Finmart as discussed above.

NOTE 17: QUARTERLY INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Year Ended September 30, 2017
Total revenues	$192,624	$189,628	$183,633	$182,069
Net revenues	111,965	109,897	105,555	108,093
Income from continuing operations, net of tax	8,266	8,231	5,467	10,069
Income (loss) from discontinued operations, net of tax	(1,228)	(375)	(265)	43
Net income	7,038	7,856	5,202	10,112
Net loss attributable to noncontrolling interest	(127)	(167)	(58)	(1,298)
Net income attributable to EZCORP, Inc.	$7,165	$8,023	$5,260	$11,410

Basic earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.15	$0.15	$0.10	$0.21
Discontinued operations	(0.02)	(0.01)	—	—
Basic earnings per share	$0.13	$0.14	$0.10	$0.21

Diluted earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.15	$0.15	$0.10	$0.21
Discontinued operations	(0.02)	(0.01)	—	—
Diluted earnings per share	$0.13	$0.14	$0.10	$0.21

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Year Ended September 30, 2016
Total revenues	$187,557	$188,213	$170,150	$184,585
Net revenues	112,610	108,365	100,394	106,861
(Loss) income from continuing operations, net of tax	3,419	2,307	2,778	(17,502)
Income (loss) from discontinued operations, net of tax	(11,685)	(78,250)	(9,133)	19,636
Net income (loss)	(8,266)	(75,943)	(6,355)	2,134
Net loss attributable to noncontrolling interest	(792)	(5,131)	(666)	(1,097)
Net income (loss) attributable to EZCORP, Inc.	$(7,474)	$(70,812)	$(5,689)	$3,231

Basic earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.06	$0.05	$0.05	$(0.31)
Discontinued operations	(0.19)	(1.34)	(0.16)	0.37
Basic earnings (loss) per share	$(0.13)	$(1.29)	$(0.11)	$0.06

Diluted earnings (loss) per share attributable to EZCORP, Inc.:
Continuing operations	$0.06	$0.05	$0.05	$(0.31)
Discontinued operations	(0.19)	(1.34)	(0.16)	0.37
Diluted earnings (loss) per share	$(0.13)	$(1.29)	$(0.11)	$0.06
Financial information in the table above has been adjusted to reflect reclassification of all discontinued operations as discussed in Note 16.

Fiscal 2017 Quarterly Impacts
During the fourth quarter of fiscal 2017, we recorded a gain of $3.0 million included under “Interest income” in our consolidated statements of operations as a result of the amendment of notes receivable from Grupo Finmart, as further discussed in Note 5.
During the fourth quarter of fiscal 2017, we recorded an extinguishment loss of $5.3 million included under “Interest expense” in our consolidated statements of operations as a result of the repurchase and retirement of $35 million aggregate principal amount of 2019 Convertible Notes and the full retirement of our Term Loan Facility using proceeds from the issuance of our 2024 Convertible Senior Notes, as further discussed in Note 8.
Fiscal 2016 Quarterly Impacts
During the second quarter of fiscal 2016, we recorded an impairment in goodwill of $73.2 million pertaining to discontinued operations as further discussed in Note 7.
We recorded a gain of $34.2 million, before consideration of total associated transaction costs of approximately $9.8 million, with approximately $1.8 million of the total costs to be recorded in future periods due to ongoing employee service requirements, and a $2.1 million loss on assumption of existing Grupo Finmart debt, during the fourth quarter of fiscal 2016 on disposition of Grupo Finmart as further discussed in Note 16, included in discontinued operations.
During the fourth quarter of fiscal 2016, we recorded an impairment of our unconsolidated affiliate of $11.0 million ($7.2 million, net of taxes), as further discussed in Note 4. Further, our equity in net loss of unconsolidated affiliate during the fourth quarter of fiscal 2016 included pre-tax charges totaling $11.8 million including restructuring costs, compliance provision and other.
NOTE 18: SUBSEQUENT EVENTS
On October 6, 2017, we completed the acquisition of 100% of the outstanding stock of Camira Administration Corp. and subsidiaries (“GPMX”), a business that owns and operates 112 stores located in Guatemala, El Salvador, Honduras and Peru. The GPMX acquisition significantly expands our store base into Latin American countries outside of Mexico and provides us with a platform for further growth in the region. We paid $53.4 million in cash upon closing, with an additional $2.25 million to be paid contingent upon performance of GPMX’s business during the 24 months following the closing date. At the time of closing, GPMX owed $6.6 million in indebtedness to members of the seller’s affiliated group, and under the terms of the stock purchase agreement, GPMX repaid such indebtedness during October 2017. The initial accounting for the business combination was incomplete as of the date these financial statements were issued, due to efforts required to finalize the purchase price and related allocation to acquired assets and liabilities at fair values. We have incurred $1.2 million in acquisition-related costs through September 30, 2017, which were expensed as incurred and included under “Administrative” expense in our consolidated statements of operations.
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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.
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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2017 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of September 30, 2017.
Our internal control over financial reporting as of September 30, 2017 has been audited by our independent registered public accounting firm, as stated in their report appearing on the next page.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of
EZCORP, Inc.
Rollingwood, Texas
We have audited EZCORP, Inc.’s internal control over financial reporting as of September 30, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). EZCORP, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, EZCORP, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of EZCORP, Inc. as of September 30, 2017 and 2016, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2017 and our report dated November 15, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Dallas, Texas

November 15, 2017

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B — OTHER INFORMATION
None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below are the names of the persons who, as of November 1, 2017, constituted our Board of Directors and their ages and committee assignments as of that date:

Name	Age	Committees

Matthew W. Appel	61	Audit (Chair)
Santiago Creel Miranda	63	Compensation
Peter Cumins	66	—
Lachlan P. Given (Executive Chairman)	41	Compensation
Stuart I. Grimshaw	56	—
Pablo Lagos Espinosa	62	Audit, Compensation (Chair)
Thomas C. Roberts	75	Audit, Compensation
Joseph L. Rotunda	70	—
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

•
Matthew W. Appel — Mr. Appel joined EZCORP as a director in January 2015 and is Chair of the Audit Committee. Mr. Appel spent 37 years in finance, administration and operations roles with a variety of companies, most recently Zale Corporation, an NYSE listed jewelry retailer, where he served as Chief Financial Officer from May 2009 to May 2011 and Chief Administrative Officer from May 2011 to July 2014 and co-led the successful turnaround of the company. Prior to joining Zale, Mr. Appel was Chief Financial Officer of EXL Service Holdings, Inc., a NASDAQ listed business process solutions company (February 2007 to May 2009); spent four years (February 2003 to February 2007) at Electronic Data Systems Corporation, serving as Vice President, Finance and Administration BPO and Vice President, BPO Management; and held a variety of finance and operations roles from 1984 to 2003 at Tenneco Inc., Affiliated Computer Services, Inc. and PricewaterhouseCoopers. Mr. Appel began his professional career with Arthur Andersen & Company, working there from 1977 to 1984. Mr. Appel received an MBA in Accounting from the Rutgers University

Graduate School of Business in 1977 and a Business Administration degree from Rutgers College in 1976. Mr. Appel is a Certified Public Accountant and a Certified Management Accountant.
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

•
Peter Cumins — Mr. Cumins joined EZCORP as a director in July 2014. He is the Executive Deputy Chairman, and serves on the board of directors, of Cash Converters International Limited (ASX: CCV), a public company headquartered in Perth, Western Australia. Cash Converters International owns and franchises retail and financial services stores in 21 countries. EZCORP owns approximately 32% of the outstanding ordinary shares of Cash Converters International. Mr. Cumins joined Cash Converters International in August 1990 as Finance and Administration Manager, became General Manager in March 1992 and served as Managing Director from April 1995 to January 2017, when he became Executive Deputy Chairman. During his tenure as Managing Director, Mr. Cumins oversaw the major growth in the number of company-owned and franchised locations in Australia, as well as the international development of the Cash Converters International franchise system. Mr. Cumins is a qualified accountant, and his experience in the management of large organizations has included senior executive positions in the government health sector, specifically with the Fremantle Hospital Group, where he was Finance and Human Resources Manager.

Director qualifications: leadership and executive management experience; retail management experience; deep understanding of consumer businesses and customer service strategies; risk management experience; financial experience; experience in developing, implementing and managing strategic plans; personnel development; deep understanding of conducting business in highly regulated environments.

•
Lachlan P. Given — Mr. Given was appointed to the Board of Directors as Non-Executive Chairman in July 2014, became Executive Vice Chairman in August 2014 and Executive Chairman in February 2015. Mr. Given serves on the Compensation Committee. He is the sole beneficial owner of LPG Limited (HK), a business and financial advisory firm, and prior to assuming the role of Executive Vice Chairman of EZCORP, provided international financial and advisory services to a number of companies, including EZCORP from October 2012 to June 2014. Since 2004, Mr. Given has also served as a consultant and advisor to Madison Park LLC, which has, in the past, provided certain advisory services to the Company. Madison Park is wholly owned by Phillip E. Cohen, who is the beneficial owner of all of our Class B Voting Common Stock. Mr. Given is also a director of The Farm Journal Corporation, a 134-year old pre-eminent U.S. agricultural media company; Senetas Corporation Limited (ASX: SEN), the world's leading developer and manufacturer of certified, defense-grade encryption solutions; CANSTAR Pty Ltd, the leading Australian financial services ratings and research firm; and TAB Products Co. LLC, a leading North American records management company. Mr. Given began his career working in the investment banking and equity capital markets divisions of Merrill Lynch in Hong Kong and Sydney, Australia, where he specialized in the origination and execution of a variety of M&A, equity, equity-linked and fixed income transactions. Mr. Given also serves on the board of directors of Cash Converters International Limited.

Director qualifications: broad business experience; financial experience and expertise; international experience and global perspective; industry knowledge; experience in developing growth strategies; understanding of our unique business environment.

•
Stuart I. Grimshaw — Mr. Grimshaw joined EZCORP in November 2014 as Executive Chairman and a member of the Board of Directors. He became Chief Executive Officer in February 2015. Prior to joining EZCORP, he was Managing Director and Chief Executive Officer of Bank of Queensland Limited (ASX: BOQ), a consumer banking and financial services institution with branches in every Australian state and territory. During his 30-year career in financial services,

Mr. Grimshaw held a wide variety of other roles at various banking and finance companies. From 2009 to 2011, he was Chief Executive Officer of Caledonia Investments Pty Ltd. Prior to that, Mr. Grimshaw spent eight years at Commonwealth Bank of Australia, where he served as Group Executive, Premium Business Services (2006 to 2009), Group Executive, Wealth Management (2002 to 2006) and Chief Financial Officer (2001 to 2002). From 1991 to 2001, Mr. Grimshaw held a variety of roles at National Australia Bank (including Chief Executive Officer – Great Britain, and other executive roles in Credit, Institutional Banking, Corporate Financial Services and Global Business Financial Services). Mr. Grimshaw began his career at Australia and New Zealand Banking Group (1983 to 1991). Mr. Grimshaw represented New Zealand in Field Hockey at the 1984 Olympics and has a Bachelor of Commerce and Administration degree from Victoria University in Wellington, New Zealand and an MBA from Melbourne University. He has also completed the Program for Management Development at Harvard Business School. Mr. Grimshaw also serves as non-executive chairman of the board of directors of Cash Converters International Limited.
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

•
Joseph L. Rotunda — Mr. Rotunda currently serves as Chief Operating Officer, having been appointed to that position in October 2016. Mr. Rotunda has a relationship with the Company that spans the past 17 years. Mr. Rotunda joined EZCORP as President and Chief Operating officer and a director in February 2000 and was promoted to Chief Executive Officer in August 2000. He retired from that position, and as a member of the Board of Directors, in October 2010 and became a consultant to the Company pursuant to a five-year consulting agreement. That agreement was mutually terminated in November 2013. Mr. Rotunda rejoined the Board of Directors in July 2014, and assumed an executive role in May 2015 when he was appointed President, North American Pawn. Prior to joining EZCORP in 2000, Mr. Rotunda was the Chief Operating Officer of G&K Services, Inc. (1998 to 2000) and held several executive positions, including Executive Vice President and Chief Operating Officer, with Rent-A-Center, Inc. (1991 to 1998). Mr. Rotunda served as a director of EasyHome Ltd. of Toronto, Canada from 2000 until 2010 and as a member of the board of directors of eCommission Financial Services, Inc., headquartered in Austin, Texas, until its sale in 2017.

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
Executive Officers
Set forth below are the name, age and position of each of the persons serving as our executive officers as of November 1, 2017:

Name	Age	Title

Stuart I. Grimshaw	56	Chief Executive Officer
Lachlan P. Given	41	Executive Chairman
Scott Alomes	58	Chief Human Resources Officer & New Ventures
Daniel M. Chism	49	Chief Financial Officer
Mark DeBenedictus	56	Chief Customer Experience Officer
David John Hurrell	56	Chief Information Officer
Fransisco Kuthy	52	General Manager, Empeño Fácil
Joseph L. Rotunda	70	Chief Operating Officer
Jacob Wedin	46	Chief Business Development Officer
Thomas H. Welch, Jr.	62	Chief Legal Officer and Secretary
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
Daniel M. Chism — Mr. Chism rejoined EZCORP as Chief Financial Officer in May 2017. He has over 20 years of accounting, finance and business experience in the pawn industry, with 12 of those years at EZCORP. He served as EZCORP’s Controller from August 1999 to October 2009, when he was promoted to Vice President, Finance and Chief Accounting Officer. He served in that position for two years until he left the company in October 2011. Mr. Chism further previously served as interim Chief Financial Officer from May 2010 to November 2010. After leaving the company, Mr. Chism co-founded, and served as Executive Vice President and Chief Financial Officer of, Cash Solutions Centers, LLC, a privately-held owner and operator of pawnshops and financial services stores. From May 2015 to July 2016, Mr. Chism also served as Executive Vice President - Chief Financial Officer of Gatsby Investments, LLC, a privately-held holding company, as well as Chief Financial Officer to two consumer products companies in the Gatsby Investments portfolio. Mr. Chism began his professional career at Ernst & Young, where he served as Audit Manager on EZCORP’s account. He holds a Bachelor of Business Administration degree in Accounting and a Master in Professional Accounting degree from the University of Texas at Austin, and is a Certified Public Accountant and a Chartered Global Management Accountant.
Mark DeBenedictus — Mr. DeBenedictus joined EZCORP as Chief Customer Experience Officer in May 2017, after having served as a strategic IT consultant for three months. Mr. DeBenedictus is responsible for executive oversight of the Company’s strategic and operational information technology function and for overseeing the Company’s developing and evolving businesses. Prior to joining EZCORP, Mr. DeBenedictus was founding partner and Chief Operating Officer of Repatriate Advisory Solutions LLC, an IT transformation specialist that assists companies in the evaluation and modification of IT and business process outsourcing arrangements. Prior to forming Repatriate Advisory Solutions in 2016, Mr. DeBenedictus spent five years with American International Group (AIG) as Senior Vice President, Global Infrastructure Services, and over twenty years in a variety of capacities with Electronic Data Services (EDS) and related companies, including Vice President, Global Financial Services; Vice President, U.S. Financial Services; Global Vice President, Service Delivery, Australia and New

Zealand; Managing Director, Credit Services; and Client Delivery Executive. Mr. DeBenedictus received a Bachelor of Arts degree in Computer Science from the State University of New York.
David John Hurrell — Mr. Hurrell joined EZCORP in August 2014 as Vice President, Systems Development and was promoted to Chief Information Officer in February 2016. Prior to joining EZCORP, Mr. Hurrell spent 15 years with Cash America International, Inc., most recently serving as Senior Vice President responsible for New Systems Development and Business Transformation services. Mr. Hurrell started in the pawn industry as an IT Director with H&T Group Plc, which operates pawn stores in the U.K. under the Harvey & Thompson brand. Prior to that, he held senior IT management positions with The Rank Organization and Bass Leisure.
Francisco J. Kuthy Saenger — Mr. Kuthy joined EZCORP in November 2013 as Senior Vice President of Operations for our Mexico Pawn operations, Empeño Fácil, and was promoted to General Manager of that business in May 2014. Prior to joining EZCORP, Mr. Kuthy spent over three years (May 2010 to November 2013) as General Manager of Farmacias Dermatologicas, S.A. de C.V., Mexico’s leading retailer of dermatology and derma-cosmetic consumer products; and six years with Comercial Mexicana, a large retail chain in Mexico, serving as Chief Operating Officer Bodega Comercial Mexicana (2006 to 2010) and District Manager Comercial Mexicana Bajio (May 2004 to 2006). Mr. Kuthy held previous positions in business development, sales administration, operations and field management with Bachoco, S.A. de C.V. (1997 to 2004), Sabritas, S.A. de C.V. (1997) and Wal-Mart’s Mexican subsidiary (1989 to 1997).
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
Thomas H. Welch, Jr. — Mr. Welch joined EZCORP in April 2009 as Senior Vice President, General Counsel and Secretary, with his title changing to Chief Legal Officer and Secretary in May 2017. He joined Dell Inc.’s legal department in 1995, and served as Vice President, Legal and General Corporate Counsel from April 1999 to April 2008. Mr. Welch was principally responsible for legal support of Dell’s corporate securities, corporate finance, mergers and acquisitions, financial services, executive compensation and benefits, facilities, corporate governance and general corporate matters. From 1992 to 1995, Mr. Welch was Vice President - Corporate Development of Parker & Parsley Petroleum Company (predecessor to Pioneer Natural Resources Company), and previously was a shareholder with the law firm of Johnson & Gibbs, P.C., Dallas, Texas.
Section 16(a) Beneficial Ownership Reporting Compliance
Based on written representations and a review of the relevant Forms 3, 4 and 5, during fiscal 2017, all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act.
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
Meetings and Attendance — The following table sets forth the number of meetings held during fiscal 2017 by the Board of Directors and each committee thereof, as well as the number of times during the year that action was taken by unanimous written consent. The Company’s Bylaws currently require the unanimous attendance of all directors in order for a quorum to be present. In addition to the number of official Board meetings noted below, the Board of Directors also held five other meetings that were not considered official meetings due to the absence of a quorum. Those meetings were generally followed by a unanimous written consent approving the matters that were the subject of the discussions.
All directors attended at least 75% of the meetings of the Board and of the committees on which they served, except for Mr. Creel, who attended three Board meetings and three Compensation Committee meetings.

	Fiscal 2017
	Meetings Held	Action by Unanimous Written Consent

Board of Directors	3	18
Audit Committee	6	—
Compensation Committee	6	8
During fiscal 2017, the Board of Directors formed and commissioned a special acquisition committee, consisting of Mr. Appel, Mr. Creel, Mr. Lagos and Mr. Roberts, to review and evaluate the terms of the GPMX acquisition and to approve the transaction on behalf of the full Board of Directors. This special acquisitions committee met three times from May through October (and each committee member attended all meetings, except for Mr. Creel, who attended two of the meetings) and took one action by unanimous written consent.

ITEM 11 — EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis describes our compensation practices and the executive compensation policies, decisions and actions of the Compensation Committee of our Board of Directors (the “Committee”). It focuses specifically on compensation earned during fiscal 2017 by the following individuals, referred to as our Named Executive Officers.

Name	Position

Stuart I. Grimshaw	Chief Executive Officer
Daniel M. Chism (a)	Chief Financial Officer
Lachlan P. Given	Executive Chairman
Joseph L. Rotunda	Chief Operating Officer
Thomas H. Welch, Jr.	Chief Legal Officer and Secretary
Mark Ashby (a)	Chief Financial Officer

(a)	Mr. Chism was appointed Chief Financial Officer effective May 9, 2017. Mr. Ashby served as Chief Financial Officer until his departure from the Company on May 8, 2017.
The group of Named Executive Officers consists of (a) the only person who served as principal executive officer of the Company during fiscal 2017 (Mr. Grimshaw), (b) all persons who served as principal financial officer of the Company at any time during fiscal 2017 (Mr. Ashby and Mr. Chism) and (c) the three most highly compensated persons (other than the principal executive officer and principal financial officer) who were serving as executive officers at the end of fiscal 2017 (Mr. Given, Mr. Rotunda and Mr. Welch).
Executive Summary
Fiscal 2017 Business Highlights
The following is a brief overview of certain fiscal 2017 business highlights that influenced the Committee’s executive compensation decisions:

•	Reported financial results:

•
The Company’s reported net income for fiscal 2017 was $31.9 million, improving from a net loss of $80.7 million in fiscal 2016. This resulted from a 2% increase in net revenue (including a 4% increase in pawn service charges), combined with prudent management of both operating and administrative expenses. These results are even more impressive after factoring out the significant negative impact of hurricanes and other natural disasters and events beyond management’s control.

•	EBITDA for fiscal 2017 was $82.6 million, a significant improvement from fiscal 2016. This performance is attributable to continued improvement in our core pawn businesses in the U.S. and Mexico.

•	We ended the year with $164.4 million in cash and cash equivalents, an increase of 150% versus the same time last year, while total liabilities were reduced 6.3%.

•
During the year, we collected $34 million in payments from AlphaCredit related to our sale of Grupo Finmart, and in September, we restructured the payment of the remaining $61 million in a manner that provides us with an improved risk and return profile.

•
In July, we completed a $143.8 million offering of Convertible Notes and retired our Term Loan Facility and $35.0 million in face value of 2019 Cash Convertible Notes, further strengthening our balance sheet and liquidity and locking in an attractive fixed interest rate for a seven-year term.

•
In October (within a week of the fiscal year-end), we completed the GPMX acquisition, our largest pawn acquisition to date in terms of store count, expanding our store base into Latin American countries outside of Mexico and providing attractive opportunities for further growth and expansion. Even though this acquisition was completed shortly after the end of the year, the bulk of the work underlying the acquisition was completed during fiscal 2017.

Best Practices in Compensation Governance
Our executive compensation program contains the following best-practice features:

What We Do		What We Don’t Do

☑	Heavy emphasis on performance-based variable pay	☒	No change-in-control payments
☑	100% of equity incentive grants are performance-based	☒	No significant perquisites
☑	Stock ownership guidelines for executives and directors	☒	No hedging or pledging of Company stock
☑	Annual risk assessments
☑	Independent compensation consultant
Fiscal 2017 Compensation Actions At-A-Glance
The Committee took the following compensation-related actions for fiscal 2017 (all of which are discussed in more detail below):

•	Base salaries — Determined that base salaries for the executive officers would generally be held flat for fiscal 2017 compared to fiscal 2016.

•
Annual incentive bonuses — At the beginning of the year, approved a short-term incentive (STI) bonus program that established a challenging Target performance goal of $101.6 million of EBITDA, a 135% increase over the EBITDA for fiscal 2016. At the end of the year, confirmed the STI bonus payout at 77% of Target (following certain limited adjustments to the reported EBITDA).

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

•
Housing allowances — Modified housing allowances for expatriate executive officers to establish finite life of three years from inception, with result that all such housing allowance will be terminated by the end of October 2018.

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
Compensation Methodology and Process
Composition of the Compensation Committee
During fiscal 2017, the Company, relying on the Nasdaq Controlled Company exemption described in Part III, Item 10 — “Directors, Executive Officers and Corporate Governance — Corporate Governance — Controlled Company Exemptions,” has included a non-independent director (Mr. Given) on the Compensation Committee. The Board of Directors believes that, with the unique perspective of the non-independent member combined with the perspectives of the independent members, the current Committee is well-situated to act in the interests of all Company stockholders. The Committee has formed a subcommittee comprised of only independent directors (currently, Mr. Lagos and Mr. Roberts) to act on and approve any executive compensation matters that require approval of solely “independent,” “non-employee” or “outside” directors.

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
Other members of management, including our Chief Executive Officer, our Chief Human Resources Officer and our Chief Legal Officer, attend Committee meetings at the invitation of the Committee. In addition, our Chief Executive Officer provides input on individual performance and recommendations regarding compensation adjustments to the Committee for positions other than his own.
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
Competitive Positioning, Benchmarking and Peer Group Data
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
Pearl Meyer delivered its fiscal 2017 executive compensation report, dated October 27, 2016, to the Committee in November 2016 in connection with the Committee’s review and evaluation of executive compensation programs and levels for fiscal 2017. For that report, Pearl Meyer collected competitive pay data for a peer group of 15 publicly-traded companies based on publicly available data. The peer group included companies that are direct competitors within our industry, have similar business models to our company or have comparable key executive roles. The Company currently falls toward the lower end of the peer group based on financial measures (revenues, EBITDA, total assets and market capitalization), but falls in the upper half of the group based on number of employees). Consequently, benchmarks from this group generally reflect compensation for executives in companies that are, on average, larger than the Company, but may also be considered reflective of compensation required to attract and retain the executive talent required to achieve the Company’s strategic growth objectives. The following is the compensation peer group for fiscal 2017:

Peer Company	Stock Symbol	Primary Business

Aaron’s Inc.	AAN	Specialty Retail
Cardtronics Plc	CATM	Consumer Finance — IT Services
Cash America International, Inc. (a)	CSH	Consumer Finance — Pawn and Payday Lending
Credit Acceptance Corp.	CACC	Consumer Finance
First Cash Financial Services Inc.	FCFS	Consumer Finance — Pawn and Payday Lending
Green Dot Corporation	GDOT	Consumer Finance — Debit Cards
H&R Block, Inc.	HRB	Diversified Consumer Services
Heartland Payment Systems, Inc.	HPY	Consumer Finance — IT Services
Moneygram International Inc.	MGI	Consumer Finance — Money Transfer and Payment Services
OneMain Holdings, Inc.	OMF	Consumer Finance
Outerwall Inc.	OUTR	Specialty Retail
Rent-a-Center, Inc.	RCII	Specialty Retail
Total System Services, Inc.	TSS	Consumer Finance — IT Services
WEX Inc.	WEX	Consumer Finance — IT Services
World Acceptance Corp.	WRLD	Consumer Finance — Small Loans

(a)
Effective September 1, 2016, Cash America International, Inc. merged with First Cash Financial Services Inc. and no longer exists as a separate publicly traded company. The information for Cash America International, Inc. used in the Pearl Meyer peer group study included the latest publicly available information prior to that time.

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
Pearl Meyer’s fiscal 2017 executive compensation review was substantially consistent with the review performed for fiscal 2016, and generally concluded that the total direct compensation for the Company’s executives below the Chief Executive Officer level on average approximate the market 75th percentile. Pearl Meyer noted that, when measuring total direct compensation at target levels, the competitive posture of the Company’s Chief Executive Officer position was below the 75th percentile, primarily due to below-market long-term incentive opportunities for the Chief Executive Officer. Pearl Meyer also observed that the average mix of pay for the Company’s executives is more heavily weighted toward annual cash compensation than the average peer group company, but that the long-term compensation opportunities for the Company’s executives continued to be more heavily oriented toward performance-based opportunities than the peer group average, principally as a result of our long-term equity awards being 100% performance-based (vs. a significant time-vested component at most peer companies).

Components of Compensation
Base Salary
Our primary objective with respect to base salary levels is to provide sufficient fixed cash income to retain and attract experienced and valuable leaders in a competitive market for executive talent. The base salaries of our executive officers are reviewed and adjusted (if appropriate) annually to reflect, among other things, individual performance, base salaries for comparable positions from a review of market data discussed previously, the tenure of the officers, economic conditions and the base salaries of the officers relative to one another.
The following table shows, for each of our Named Executive Officer, the base salaries that were in effect for fiscal 2017 and 2016:

Named Executive Officer	Fiscal 2017 Base Salary	Fiscal 2016 Base Salary	Increase

Mr. Grimshaw	$1,000,000	$1,000,000	—%
Mr. Chism (a)	450,000	—	N/A
Mr. Given	600,000	600,000	—%
Mr. Rotunda	675,000	675,000	—%
Mr. Welch	410,000	410,000	—%
Mr. Ashby (b)	700,000	700,000	—%

(a)	Mr. Chism joined the Company as Chief Financial Officer in May 2017. His base salary for fiscal 2017 was negotiated at that time.

(b)	Mr. Ashby left the Company in May 2017.
In November 2016, the Committee determined that the base salaries for the executive officers would again be held flat for fiscal 2017 (other than an increase of less than 7% for one executive officer to reflect an expanded role). None of the Named Executive Officers received any base salary increase for fiscal 2017.
In November 2017, the Committee determined that the base salaries for the executive officers would again be held flat for fiscal 2018 (other than an increase of approximately 17% for the General Manager of the Company’s Empeño Fácil business in Mexico to recognize outstanding performance and better align his total direct compensation opportunity to the market). Consequently, the fiscal 2018 base salary for each of the Named Executive Officers will be the same as the base salary for fiscal 2017, as shown in the table above.
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
For fiscal 2017, the incentive bonus opportunity for each executive officer was a function of a designated target amount (stated as a percentage of base salary) and a business performance modifier ranging from 0% to 150% based on the achievement of specified levels of consolidated EBITDA ranging from $86.4 million to $116.8 million. This calculation provides the maximum bonus opportunity for each executive, with the final payout amount being subject to an evaluation of the executive’s individual performance. In calculating EBITDA, the Committee is permitted to make adjustments for specified special or extraordinary events or circumstances if the Committee, in its discretion, considers it appropriate to do so. The following table sets forth the fiscal 2017 STI bonus target (stated as a percentage of base salary) for each of the Named Executive Officers:

Named Executive Officer	Fiscal 2017 Target Amount (as a % of base salary)

Mr. Grimshaw	250%
Mr. Chism	80%
Mr. Given	125%
Mr. Rotunda	150%
Mr. Welch	75%
Mr. Ashby (a)	100%

(a)	Mr. Ashby left the Company in May 2017.

In November 2017, the Committee reviewed the Company's performance during fiscal 2017, noting the performance highlights described above under "Executive Summary — 2017 Business Highlights." The Committee also noted that, based on the Company’s financial results for fiscal 2017, the Company had achieved consolidated EBITDA of $82.6 million. The Committee considered and approved adjustments that were designed to exclude the impact of special or extraordinary events that are beyond the control of management, such as the looting in Mexico that negatively impacted the Company’s performance in the second quarter of fiscal 2017 and the hurricanes in Texas and Florida that negatively impacted the Company’s performance in the fourth quarter. The Committee determined that, with those adjustments, adjusted EBITDA for purposes of calculating the fiscal 2017 STI bonus payouts was $94.7 million and, based on that performance, confirmed the fiscal 2017 STI payout at the 77% level. Taking into account the individual performance modifiers, the Committee approved the payouts for the Named Executive Officers as indicated in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table below. Those amounts were calculated as follows:

Named Executive Officer (a)	2017 Salary	Target Amount	Target Opportunity	Company Performance Modifier (b)	Individual Performance Modifier (b)	Actual Award Earned

Mr. Grimshaw	$1,000,000	250%	$2,500,000	77%	N/A	$1,925,000
Mr. Chism (c)	450,000	80%	360,000	77%	50%	85,447
Mr. Given	600,000	125%	750,000	77%	N/A	577,500
Mr. Rotunda	675,000	150%	1,012,500	77%	100%	779,625
Mr. Welch	410,000	75%	307,500	77%	80%	213,098

(a)	Mr. Ashby left the Company effective May 8, 2017 and did not receive any payout under the fiscal 2017 STI bonus plan.

(b)
For Mr. Grimshaw and Mr. Given, 100% of their Target Opportunity is subject to the Company Performance Modifier. For each of the other Named Executive Officers, 50% of the Target Opportunity is subject to reduction based on the Individual Performance Modifier and then the Company Performance Modifier is applied to the resulting Target Opportunity. The Individual Performance Modifiers for Mr. Chism, Mr. Rotunda and Mr. Welch were recommended by the Chief Executive Officer and approved by the Compensation Committee. The Chief Executive Officer’s recommendations were based on his subjective evaluation of each executive's performance during the year relative to the Company's performance as a whole, with the expectation that only extraordinary performance would merit a 100% Individual Performance Modifier. Given these standards, the Chief Executive Officer recommended, and the Compensation Committee approved, the Individual Performance Modifiers noted above.

(c)	For Mr. Chism, the award was prorated based on the date of his appointment of Chief Financial Officer effective May 9, 2017.
In November 2017, the Committee approved the short-term incentive bonus plan for fiscal 2018, which will be substantially identical to the fiscal 2017 plan, except that the business performance modifiers for participants who are assigned to specific business units will be based on the EBITDA performance of those respective business units (subject to the achievement of a threshold level of consolidated EBITDA). The business performance modifiers for corporate participants will continue to be based on consolidated EBITDA performance. The fiscal 2018 Target Amount for each of the Named Executive Officers is the same as the fiscal 2017 Target Amount (as shown in the table above).
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
All of our executive officers are eligible to receive equity incentive awards. For fiscal 2016 and forward, we modified our approach to long-term incentive compensation to place greater emphasis on long-term performance that enhances stockholder value. Now, unlike many of our peers who have a significant time-vested component to their long-term awards, 100% of our long-term incentive awards are subject to performance-based vesting. In order to further emphasize the long-term nature of these awards, 100% of the LTIP awards vest at the end of the three-year performance period, rather than a prorated vesting each year during the performance period. The Committee believes that this structure incentivizes and rewards longer term vision and strategies and provides a balance to the Company’s short-term programs, which tend to be focused on annual performance.
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
Fiscal 2017 LTIP awards — In November 2016, the Committee approved the fiscal 2017 LTIP awards for our key employees, including the executive officers. The approved awards consist of restricted stock units that vest at the end of a three-year period (September 30, 2019) based on the following performance metrics: the vesting of 80% of the units is subject to achieving specified EBITDA growth targets, and the vesting of 20% of the units is subject to achieving specified reductions in net debt (defined as consolidated long-term recourse debt minus cash, cash equivalents and restricted cash). The specified performance metrics provide for vesting of either 0%, 50% or 100% of the units, depending on the level of performance; there is no “kicker” for over-performance, and no more than 100% of the units will vest in any event. The number of units awarded to each recipient was a function of a multiple of the recipient’s base salary divided by $11.06 (the closing trading price of our Class A Common Stock on September 30, 2016).
The following table shows the approved fiscal 2017 LTIP awards for the Named Executive Officers:

Named Executive Officer	Percent of Base Salary	Number of Units

Mr. Grimshaw	300%	271,248
Mr. Chism (a)	—%	—
Mr. Given	150%	81,374
Mr. Rotunda	100%	61,031
Mr. Welch	100%	37,071
Mr. Ashby (b)	100%	63,291

(a)	Mr. Chism joined the Company in May 2017 and received no LTIP award for fiscal 2017.

(b)	Mr. Ashby left the Company in May 2017, and as a result, these units were forfeited.
Fiscal 2018 LTIP awards — In November 2017, the Committee approved the fiscal 2018 LTIP awards, the structure of which will be substantially identical to that of the fiscal 2017 awards, except that the vesting of 100% of the units will be subject to achieving specified EBITDA growth targets over the three-year performance period. Consistent with the Committee’s philosophy described above, the stock price used to determine the number of units awarded was $9.50 (the closing trading price of the Class A Common Stock on September 29, 2017, the last trading day of the fiscal year).
In addition, the Committee approved certain special performance-based LTIP awards for certain executives and key employees. These awards are scheduled to vest on September 30, 2018, subject to the achievement of specified levels of consolidated EBITDA during fiscal 2018. The following Named Executive Officers received the number of units indicated: Mr. Grimshaw, 64,000; Mr. Given, 19,000; Mr. Rotunda, 17,000; and Mr. Welch, 13,000. Mr. Chism was not eligible for one of these special awards due to his recent hiring.
Supplemental Executive Retirement Plan
We provide selected executives, including all of the Named Executive Officers, with a non-qualified Supplemental Executive Retirement Plan (“SERP”) in order to offset some of the negative impacts of the highly paid executive contribution limitations applicable to our 401(k) retirement savings plan. For fiscal 2017, the Committee approved contributions to the SERP for each of the executive officers equal to 10% of base salary. This resulted in the following contributions to the SERP for each of the Named Executive Officers:

Named Executive Officer	Fiscal 2017 SERP Contribution

Mr. Grimshaw	$100,000
Mr. Chism	—
Mr. Given	60,000
Mr. Rotunda	67,500
Mr. Welch	41,000
Mr. Ashby	70,000

In November 2017, the Committee approved fiscal 2018 contributions to the SERP equal to 10% of base salary for each of the executive officers, including the Named Executive Officers.
Other Benefits and Perquisites
The executive officers participate in other benefit plans on the same terms as other employees. These plans include medical, dental and life insurance benefits, and our 401(k) retirement savings plan. In addition, we provide supplemental healthcare benefits to our executive officers. The amount of that benefit for the Named Executive Officers during fiscal 2017 is included in the “All Other Compensation” column of the Summary Compensation Table below.
Since 2014, we have hired several new executive officers who relocated to Austin, Texas from other countries. To assist these executives with securing suitable housing arrangements in Austin, the Committee has approved housing allowances to cover mortgage or rental payments actually made with respect to housing arrangements in the Austin, Texas area. During fiscal 2017, the Committee agreed to extend each of the previously approved allowances to a total of three years from its inception date. The following table shows for each of Mr. Grimshaw and Mr. Given (the only two Named Executive Officers who are receiving housing allowances) the amount of the allowance approved by the Committee, the scheduled expiration date and the amount actually utilized by the executive during fiscal 2017:

	Approved Temporary Housing Allowance		Amount of Allowance Utilized in Fiscal 2017 (b)
Named Executive Officer (a)	Amount (per month)	Scheduled Expiration

Mr. Grimshaw	$25,000	November 30, 2017	$194,665
Mr. Given	10,000	March 31, 2018	106,473

(a)	Mr. Ashby also received a housing allowance, but that allowance terminated upon his departure from the Company in May 2017.

(b)	These amounts are included in the “All Other Compensation” column of the Summary Compensation table below.
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

•	Annual incentive compensation tied to achievement of profitable Company or business unit performance (as measured by consolidated and/or business unit EBITDA); and

•
Meaningful long-term equity incentive opportunities that are 100% performance-based and provide an incentive to deliver long-term growth in stockholder value as a result of sustained earnings growth, prudent balance sheet management or other measures.

Other Executive Compensation Matters
Severance — Mr. Ashby, who had been serving as Chief Financial Officer, left the Company effective May 8, 2017 as part of our continuing efforts to align our corporate organizational and expense structure with a more simplified business model. Mr. Ashby’s departure was not the result of any issue or concern with our accounting, financial reporting or internal control over financial reporting, nor the result of Mr. Ashby’s contributions or performance while at the Company.
In connection with his departure, we entered into a separation agreement that provided Mr. Ashby with the following severance benefits (all of which were approved by the Committee):

•	A severance payment equal to one year’s salary ($700,000), consistent with Mr. Ashby’s terms of hire;

•	Accelerated vesting of 4,667 shares of restricted stock that were otherwise scheduled to vest on September 30, 2017;

•
Retention of 63,029 (out of 113,452) restricted stock units that are scheduled to vest on September 30, 2018, with the vesting of the retained units remaining subject to the attainment of the applicable performance goals at the vesting date;

•	Accelerated vesting of his SERP account; and

•	Payment or reimbursement of the costs of moving Mr. Ashby and his family back to Australia.
In the separation agreement, Mr. Ashby provided a general release of claims against the Company and affirmed certain non-competition and non-solicitation obligations to which he is subject for a period of one year following his termination of employment.
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
Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2017.

Santiago Creel Miranda Lachlan P. Given Pablo Lagos Espinosa (Chair) Thomas C. Roberts
Compensation Committee Interlocks and Insider Participation
Mr. Given (a member of the Compensation Committee) is also an executive officer of the Company. The other members of the Compensation Committee (Mr. Creel, Mr. Lagos and Mr. Roberts) are not and have never been an officer of or employed by the

Company and do not have any relationship that requires disclosure under Item 404 of Regulation S-K, the SEC’s rules requiring disclosure of certain relationships and related party transactions.
Mr. Grimshaw and Mr. Given (both executive officers of the Company) serve as directors of Cash Converters International Limited, and Mr. Cumins (a director) is the Executive Deputy Chairman and a member of the board of directors of Cash Converters International Limited. However, no compensation committee interlocks exist between the two companies.
Summary Compensation Table
The table below summarizes the total compensation for fiscal 2017, 2016 and 2015 for the Named Executive Officers. See “Part III, Item 11 — Executive Compensation — Compensation Discussion and Analysis” for a description of how we determined the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Non-Equity Incentive Plan Compensation (4)	All Other Compensation (5)	Total

Stuart I. Grimshaw (6) Chief Executive Officer	2017	$1,000,000	$—	$2,603,981	$1,925,000	$315,929	$5,844,910
	2016	1,000,000	—	1,804,343	4,210,000	504,471	7,518,814
	2015	865,385	1,250,000	5,314,000	1,060,000	278,817	8,768,202
Daniel M. Chism Chief Financial Officer	2017	159,231	—	—	85,447	8,574	253,252
	2016	—	—	—	—	—	—
	2015	—	—	—	—	—	—
Lachlan P. Given (6) Executive Chairman	2017	600,000	—	781,190	577,500	198,213	2,156,903
	2016	600,000	—	541,305	1,125,000	190,126	2,456,431
	2015	604,038	450,000	2,420,200	—	154,505	3,628,743
Joseph L. Rotunda (7) Chief Operating Officer	2017	668,750	—	585,898	779,625	81,924	2,116,197
	2016	668,750	—	263,857	1,518,750	80,726	2,532,083
	2015	169,231	97,200	110,387	—	262,030	638,848
Thomas H. Welch, Jr. Chief Legal Officer and Secretary	2017	410,000	—	355,882	213,098	67,725	1,046,705
	2016	410,000	—	196,695	403,594	63,146	1,073,435
	2015	408,385	153,750	223,963	—	56,487	842,585
Mark Ashby (8) Chief Financial Officer	2017	460,385	—	607,594	—	890,128	1,958,107
	2016	700,000	—	335,818	945,000	201,324	2,182,142
	2015	212,692	787,750	169,179	—	59,695	1,229,316

(1)
The amounts shown under “Salary” reflect the gross amounts of base salary paid to each of the Named Executive Officers during the fiscal years so noted. The fiscal 2017 amounts for Mr. Chism and Mr. Ashby and the fiscal 2015 amounts for Mr. Grimshaw, Mr. Ashby and Mr. Rotunda reflect the number of days during the fiscal year that each was employed by the Company.

(2)
Of fiscal 2015 amount shown for Mr. Ashby, $665,000 represents a sign-on bonus paid pursuant to his terms of hire. The remaining fiscal 2015 amount for Mr. Ashby ($122,750) and the fiscal 2015 amounts for the other Named Executive Officers reflect discretionary retention bonuses that were approved and paid in November 2015, with Mr. Ashby’s and Mr. Rotunda’s bonuses being prorated to reflect the number of days each was employed by the Company during fiscal 2015.

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

(4)
The fiscal 2017 and 2016 amounts represent the amount of bonuses paid pursuant to the fiscal 2017 and 2016 Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonuses” above. The fiscal 2016 amount for Mr. Grimshaw also includes $460,000 representing the final special short-term bonus paid to Mr. Grimshaw pursuant to his terms of hire. The Company did not pay STI bonuses for fiscal 2015, but did pay retention bonuses associated with fiscal 2015 as described in note (2) above. The fiscal 2015 amount shown for Mr. Grimshaw represents the special short-term incentive bonuses paid to Mr. Grimshaw pursuant to his terms of hire.

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

(6)
Mr. Grimshaw and Mr. Given also serve on the board of directors of Cash Converters International Limited, with Mr. Grimshaw serving as non-executive chairman. The director fees paid to them by Cash Converters International Limited for fiscal 2017, fiscal 2016 and fiscal 2015 were as follows: Mr. Grimshaw, $129,538, $124,429 and $53,927, respectively; Mr. Given, $81,009, $71,987 and $78,953, respectively. These amounts are not included in the Summary Compensation Table, as they were paid by Cash Converters International Limited, which is not controlled by EZCORP.

(7)
The amounts shown for Mr. Rotunda under All Other Compensation for fiscal 2015 include $220,640 in director fees paid and stock awards granted to Mr. Rotunda as compensation for serving on the Company’s Board of Directors prior to rejoining the Company as an executive in May 2015. See the table under “Other Benefits and Perquisites — All Other Compensation” below. Mr. Rotunda has not received any additional compensation for serving on the Board of Directors since May 2015.

(8)
The amount shown for Mr. Ashby under All Other Compensation for fiscal 2017 includes severance benefits paid to him in connection with his separation from the Company effective May 8, 2017, as described in “Compensation Discussion and Analysis — Other Executive Compensation Matters — Severance” above. For detail of these amounts, see the table under “Other Benefits and Perquisites — All Other Compensation” below.

Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2017. For information about the plans under which these awards were granted, see “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonus” and “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.
Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Grant Date Fair Value (3)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum

Mr. Grimshaw	10/1/2016	$1,250,000	$2,500,000	$3,750,000
	11/8/2016				135,624	271,248	271,248	$2,603,981
Mr. Chism	10/1/2016	$72,000	$144,000	$216,000
Mr. Given	10/1/2016	$375,000	$750,000	$1,125,000
	11/8/2016				40,687	81,374	81,374	$781,190
Mr. Rotunda	10/1/2016	$506,250	$1,012,500	$1,518,750
	11/8/2016				30,516	61,031	61,031	$585,898
Mr. Welch	10/1/2016	$153,750	$307,500	$461,250
	11/8/2016				18,536	37,071	37,071	$355,882
Mr. Ashby	10/1/2016	$350,000	$700,000	$1,050,000
	11/8/2016				31,646	63,291	63,291	$607,594

(1)
These amounts represent the potential payouts under the fiscal 2017 Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonuses” above. The “Target” amount is the amount that will be paid if the specified performance goals are achieved at the target level (although the Compensation Committee may reduce any award if it chooses to do so). The “Threshold” amount reflects the amount that would be paid if the minimum performance goals are achieved, while the “Maximum” amount represents the maximum amount that will be paid if the maximum performance goals are achieved. The numbers shown for Mr. Chism reflect the proration of his potential payout based on his start date of May 8, 2017. See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above for the amount of the actual payout for each of the Named Executive Officers.

(2)
These amounts represent the fiscal 2017 awards under the Long-Term Incentive Plan. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above. The “Target” amount is the number of units that will vest if the specified performance goals are achieved at the target level. The “Threshold” amount reflects the number of units that will vest if the minimum performance goals are achieved for both the 80% portion of the award subject to EBITDA growth targets and the 20% portion of the award subject to net debt reduction targets. No more than 100% of the Target amount of units will vest; therefore, the “Maximum” amount is the same as the Target amount. Each unit represents the right to receive one share of Class A Common Stock upon vesting.

(3)
Represents the estimated grant date fair value of fiscal 2017 equity awards, assuming payout at “Target” level. This is the estimated amount of aggregate compensation cost we expect to recognize over the performance period, determined as of the grant date. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

The following table sets forth certain information about outstanding stock awards held by the Named Executive Officers as of the end of fiscal 2017. None of the Named Executive Officers holds any stock options.
Outstanding Equity Awards at Fiscal Year-End

		Stock Awards
Name	Award Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)

Mr. Grimshaw	11/3/2014	200,000	(2)	$1,900,000
	3/21/2016	324,149	(3)	3,079,416
	11/8/2016	271,248	(4)	2,576,856
Mr. Given	10/1/2014	150,000	(2)	1,425,000
	3/21/2016	97,245	(3)	923,828
	11/8/2016	81,374	(4)	773,053
Mr. Rotunda	11/13/2015	14,820	(5)	140,790
	3/21/2016	89,141	(3)	846,840
	11/8/2016	61,031	(4)	579,795
Mr. Welch	10/1/2014	24,000	(6)	228,000
	3/21/2016	66,451	(3)	631,285
	11/8/2016	37,071	(4)	352,175
Mr. Ashby	3/21/16	63,029	(3)	598,776

(1)	Market value is based on the closing price of our Class A Common Stock on September 29, 2017, the last market trading day of fiscal 2017 ($9.50).

(2)
Vesting of these shares is subject to the attainment of specified EBITDA growth objectives. Of these shares, half are scheduled to vest on September 30, 2018 and half are scheduled to vest on September 30, 2020.

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

(4)
These units are scheduled to vest on September 30, 2019 subject to specified performance objectives as follows: vesting of 80% of the units is subject to the attainment of specified EBITDA growth objectives; and vesting of 20% of the units is subject to the attainment of specified net debt reduction objectives. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(5)
Vesting of 4,940 of these shares was subject to the attainment of specified EBITDA growth objectives, and these shares vested on November 13, 2017 when the Compensation Committee certified that the applicable performance objectives had been achieved. The remaining 9,880 shares vest through fiscal 2020 in specified amounts if the per-share trading price of our Class A Common Stock achieves specified levels ranging from $15 to $80.

(6)
Vesting of 8,000 of these shares was subject to the attainment of specified EBITDA growth objectives, and these shares vested on November 13, 2017 when the Compensation Committee certified that the applicable performance objectives had been achieved. The remaining 16,000 shares vest through fiscal 2020 in specified amounts if the per-share trading price of our Class A Common Stock achieves specified levels ranging from $15 to $80.

Stock Vested
The following table sets forth, with respect to each of the Named Executive Officers, certain information about restricted stock vesting during fiscal 2017:

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting		Value Realized on Vesting (1)

Mr. Grimshaw	100,000	(2)	$1,135,000
Mr. Given	75,000	(2)	851,250
Mr. Rotunda	4,940	(2)	56,069
Mr. Welch	8,000	(2)	90,800
Mr. Ashby	4,667	(3)	41,303

(1)	Computed using the fair market value of the stock on the date of vesting.

(2)	These shares vested on December 5, 2016 (market value, $11.35 per share).

(3)
Vesting of these shares was accelerated to May 10, 2017 (market value, $8.85 per share) pursuant to the terms of Mr. Ashby’s severance from the Company. See “Compensation Discussion and Analysis — Other Executive Compensation Matters — Severance” above.

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
Supplemental Executive Retirement Plan — The Internal Revenue Code limits the amount of pre-tax savings that highly paid executives can contribute to the 401(k) plan. To offset some of the negative impact of these limitations on retirement savings and to encourage retention of key executives, we provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”), with the same investment alternatives as are available under the 401(k) retirement savings plan. Company contributions to the SERP are formula-based, reviewed and recommended by management and approved by the Compensation Committee each year. For fiscal 2017, our annual contributions to the SERP were calculated as a percentage of base salary, with that percentage being 10% for executive officers and 6% for vice presidents. For fiscal 2018, the company contributions to the SERP will continue at the same rate. Under the terms of the SERP, participants are also allowed to voluntarily defer all or a portion of their salary and bonus payments into the SERP. There were nine participants in the SERP during fiscal 2017.
All company-contributed SERP funds have a vesting schedule as an additional retention tool. Generally, the funds vest over three years from the contribution date, with one-third vesting each year. All of a participant’s company-contributed SERP funds vest 100% in the event of the participant’s death or disability or the termination of the plan due to a change in control. In addition, all company-contributed SERP funds are 100% vested when a participant attains normal retirement age (generally 60 years old and five years of active service) while actively employed by us. All company-contributed SERP funds are forfeited, regardless of vesting status, if the participant’s employment is terminated for cause.
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
The following table describes the SERP contributions, earnings and balance at the end of fiscal 2017 for each of the Named Executive Officers:
Nonqualified Deferred Compensation

Named Executive Officer	Company Contributions in Fiscal 2017 (1)	Aggregate Earnings in Fiscal 2017 (2)	Aggregate Withdrawals/Distributions in Fiscal 2017	Aggregate Forfeitures in Fiscal 2017	Aggregate Balance at September 30, 2017 (3)

Mr. Grimshaw	$100,000	$38,045	$—	$—	$352,865
Mr. Chism	—	—	—	—	—
Mr. Given	60,000	29,254	—	—	214,783
Mr. Rotunda	67,500	10,859	—	—	149,997
Mr. Welch	41,000	60,019	—	—	543,292
Mr. Ashby (4)	70,000	15,986	—	—	162,115

(1)	These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”

(2)	These amounts were not included in the Summary Compensation Table as the earnings were not in excess of market rates.

(3)
Of the Aggregate Balance at September 30, 2017, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $200,000 for Mr. Grimshaw, $120,000 for Mr. Given, $400,504 for Mr. Welch and $70,000 for Mr. Ashby.

(4)
Pursuant to the terms of Mr. Ashby’s separation agreement, the vesting of 100% of his SERP account was accelerated in connection with the termination of his employment from the Company, including the fiscal 2017 Company contribution of $70,000 and any earnings thereon. See “Compensation Discussion and Analysis — Other Executive Compensation Matters — Severance” above. The balance in the account will be paid to Mr. Ashby in December 2017.

All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

Named Executive Officer	Year	Health Care Supplemental Insurance (1)	Value of Supplemental Life Insurance Premiums (2)	Company Contributions to Defined Contribution Plans (3)	Housing Allowance	Other Benefits (4)	Total

Mr. Grimshaw	2017	$12,896	$1,300	$105,019	$194,665	$2,049	$315,929
	2016	11,148	1,395	103,975	188,265	199,688	504,471
	2015	6,717	1,173	100,000	168,393	2,534	278,817
Mr. Chism	2017	7,425	500	649	—	—	8,574
	2016	—	—	—	—	—	—
	2015	—	—	—	—	—	—
Mr. Given	2017	19,305	1,300	60,000	106,473	11,135	198,213
	2016	16,656	1,395	60,000	112,075	—	190,126
	2015	8,528	944	60,000	85,033	—	154,505
Mr. Rotunda	2017	12,896	845	68,183	—	—	81,924
	2016	11,148	1,395	68,183	—	—	80,726
	2015	5,574	698	683	—	255,075	262,030
Mr. Welch	2017	19,305	1,300	47,000	—	120	67,725
	2016	16,656	1,395	44,975	—	120	63,146
	2015	10,072	1,395	44,900	—	120	56,487
Mr. Ashby	2017	8,928	900	76,011	72,000	732,289	890,128
	2016	11,148	1,395	70,281	118,500	—	201,324
	2015	—	472	—	58,258	965	59,695

(1)
We provide a fully insured supplemental executive medical plan to certain executives, including all of the Named Executive Officers for healthcare costs in excess of amounts covered by our health insurance plans. The amounts shown represent the total premiums paid for the supplemental executive medical plan for each of the Named Executive Officers during each of the years presented.

(2)
Represents group life insurance premiums paid on behalf of the Named Executive Officers. The benefit provides life and accidental death and dismemberment coverage for the Named Executive Officers at three times annual salary up to a maximum of $1 million.

(3)	Includes the fiscal 2017 Company contributions to the 401(k) plan and the Supplemental Executive Retirement Plan.

(4)	The amounts shown as Other Benefits include the following:
Mr. Grimshaw — The amounts shown represent perquisites and other personal benefits, including spousal travel for business-related meetings and Company-paid subsidy for health club membership. The 2016 amount also includes $199,568 paid to Mr. Grimshaw, as previously agreed, to reimburse him for incremental Australian taxes he incurred as a result of the payment of his sign-on bonus in fiscal 2014 prior to his relocation to the U.S.
Mr. Given — The amount shown represents perquisites and other personal benefits, including spousal and family travel for business-related meetings.
Mr. Rotunda — The 2015 amount represents (a) $60,000 in cash and $160,460 in restricted stock awards Mr. Rotunda received as non-employee director compensation prior to his rejoining the Company as an executive officer in May 2015 and (b) $34,615 in fees paid pursuant to a consulting agreement that was terminated in November 2013.
Mr. Welch — The amounts shown represent Company-paid subsidy for health club membership.
Mr. Ashby — The 2017 amount includes $721,063 in aggregate cash payments to Mr. Ashby in connection with his termination of employment and departure from the Company effective May 8, 2017. See “Compensation Discussion and Analysis — Other Executive Compensation Matters — Severance” above. The remainder of the 2017 amount and the 2015 amount represent various perquisites and other personal benefits, including spousal travel and relocation costs.
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
The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2017, except for Mr. Ashby, whose severance benefits shown below reflect actual amounts paid to him upon his departure from the Company effective May 8, 2017.

	Salary	Incentive Bonus	Healthcare Payments	Accelerated Vesting of Restricted Stock (1)	Accelerated Vesting of SERP Balance	Other

Resignation for Good Reason:
Mr. Grimshaw	$1,000,000	$—	$—	$—	$—	$—
Mr. Chism	450,000	—	—	—	—	—
Mr. Given	600,000	—	—	—	—	—
Mr. Rotunda	675,000	—	—	—	—	—
Mr. Welch	410,000	—	—	—	—	—
Termination Without Cause:
Mr. Grimshaw	$1,000,000	$—	$—	$—	$—	$—
Mr. Chism	450,000	—	—	—	—	—
Mr. Given	600,000	—	—	—	—	—
Mr. Rotunda	675,000	—	—	—	—	—
Mr. Welch	410,000	—	—	—	—	—
Mr. Ashby (2)	700,000	—	—	41,303	54,073	21,063
Death or Disability:
Mr. Grimshaw	$—	$—	$—	$7,556,272	$352,865	$—
Mr. Chism	—	—	—	—	—	—
Mr. Given	—	—	—	3,121,881	214,783	—
Mr. Rotunda (3)	—	—	—	1,567,424	—	—
Mr. Welch (3)	—	—	—	1,211,459	—	—
Mr. Ashby	—	—	—	—	—	—

(1)	Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 29, 2017 ($9.50).

(2)
Mr. Ashby left the Company effective May 8, 2017, and the amounts shown were paid pursuant to his separation agreement. See “Compensation Discussion and Analysis — Other Executive Compensation Matters — Severance” above. The accelerated vesting of restricted stock amount reflects the closing sales price of the Class A Common Stock on May 9, 2017 ($8.85), the first trading day following the effective date of his departure from the Company. The accelerated vesting of SERP balance represents the unvested portion of Mr. Ashby’s SERP balance at May 8, 2017. The amount shown under Other represents payment or reimbursement for moving Mr. Ashby and his family back to Australia.

(3)	Mr. Rotunda and Mr. Welch are fully vested in their SERP balances.
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

Director Compensation
Each non-employee director receives a basic annual retainer fee, with the chair of the Audit Committee and the chair of the Compensation Committee each receiving an additional amount. During fiscal 2017, the basic annual retainer fee was $80,000, and additional amounts paid to the chair of the Audit Committee and the chair of the Compensation Committee were $27,500 and $15,000, respectively. Annual retainer fees are paid in cash on a quarterly basis.
The non-employee directors are also eligible for stock option and restricted stock awards. The number of options or shares of restricted stock awarded, as well as the other terms and conditions of the awards (such as vesting and exercisability schedules and termination provisions), are determined by the Board of Directors upon the recommendation of the Compensation Committee.
The following table sets forth the compensation paid to our non-employee directors for fiscal 2017. Mr. Grimshaw, Mr. Given and Mr. Rotunda are executive officers of the Company and do not receive any additional compensation for serving on the Board of Directors.

Director	Fees Earned or Paid in Cash (1)	Restricted Stock Awards (2)	Total

Matthew Appel	$127,500	$139,200	$266,700
Santiago Creel Miranda	100,000	139,200	239,200
Peter Cumins	80,000	139,200	219,200
Pablo Lagos Espinosa	115,000	139,200	254,200
Thomas C. Roberts	100,000	139,200	239,200

(1)
Amounts shown for Mr. Appel, Mr. Creel, Mr. Lagos and Mr. Roberts include $20,000 each for serving on the special acquisition committee appointed and commissioned by the Board of Directors to review, evaluate and approve the terms of the GPMX acquisition. See “Part III — Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Meetings and Attendance” above. This special acquisition committee was formed in May 2017 and dissolved as of the completion of the GPMX acquisition in October 2017. In connection with the formation of the special acquisition committee, the Board of Directors approved a special fee of $5,000 per month for each member, commencing June 2017.

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

Each non-employee director received a grant of 14,500 shares of restricted stock in November 2016. That amount was determined by dividing $160,000 (200% times the annual director fee) by $11.06, the trading price of the Class A Common Stock at the beginning of fiscal 2017. Half of these shares vested on September 30, 2017, and the remainder are scheduled to vest on September 30, 2018. The values shown above were computed using the closing price of our Class A Common Stock on the date of grant ($9.60 on November 8, 2016) which differed from the amount used to determine the number of shares awarded as the grant date in accordance with FASB ASC 718-10-25 was over a month after the determination date.
As of September 30, 2017, each of the non-employee directors held 7,250 shares of unvested restricted stock.
The non-employee director compensation program for fiscal 2018 will be the same as the fiscal 2017 program described above, except that 100% of the restricted stock award will vest after one year (i.e., on September 30, 2018).

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
Stockholders have approved the 2010 Long-Term Incentive Plan, which we currently use for stock incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units or performance shares. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plans as of September 30, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a) (1)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	—	$—	391,515
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	391,515

(1)	Excludes 2,413,783 shares of restricted stock that were outstanding as of September 30, 2017.

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of October 31, 2017 (except as noted below) for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers (other than Mr. Ashby, who is no longer with the Company), and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-voting Common Stock				Class B Voting Common Stock
Beneficial Owner	Number		Percent		Number	Percent	Voting Percent

MS Pawn Limited Partnership (a) MS Pawn Corporation Phillip Ean Cohen 2500 Bee Cave Road Bldg One, Suite 200 Rollingwood, Texas 78746	2,974,047	(b)	5.78%	(b)	2,970,171	100%	100%
Blackrock, Inc. 55 East 52nd Street New York, New York 10055	5,958,000	(c)	11.59%		—	—	—
Lafitte Capital Management 707 Brazos Street, Suite 310 Austin, Texas 78701	4,400,000	(c)	8.56%		—	—	—
Dimensional Fund Advisors 6300 Bee Cave Road, Building One Austin, Texas 78746	4,309,470	(d)	8.38%		—	—	—
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, Pennsylvania 19355	3,668,171	(c)	7.13%		—	—	—
Rovida Advisory Services, LLC One Gateway Ctr., #2530 Newark, New Jersey 07102	3,175,000	(e)	6.17%
Matthew W. Appel	47,250	(f)	*		—	—	—
Santiago Creel Miranda	59,250	(f)	*		—	—	—
Peter Cumins	49,250	(f)	*		—	—	—
Lachlan P. Given	129,487	(g)	*		—	—	—
Stuart I. Grimshaw	172,650	(h)	*		—	—	—
Pablo Lagos Espinosa	76,950	(f)	*		—	—	—
Thomas C. Roberts	91,950	(f)	*		—	—	—
Joseph L. Rotunda	748,505	(i)	1.46%		—	—	—
Thomas H. Welch, Jr.	50,005	(j)	*		—	—	—
Directors and executive officers as a group (14 persons)	1,453,245	(k)	2.83%		—	—	—

(a)
MS Pawn Corporation is the general partner of MS Pawn Limited Partnership and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation.

(b)	The number of shares and percentage reflect Class A Common Stock, inclusive of Class B Common Stock, shares of which are convertible to Class A Common Stock on a one-to-one basis.

(c)	As of June 30, 2017. Based on the Form 13F filed in August 2017.

(d)	As of September 30, 2017. Based on the Form 13F filed November 13, 2017.

(e)	As of September 30, 2017. Based on the Form 13F filed November 9, 2017.

(f)	Does not include 7,250 shares of unvested restricted stock.

(g)	Does not include 150,000 shares of unvested restricted stock or 178,619 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

(h)	Does not include 200,000 other shares of unvested restricted stock or 595,397 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

(i)
Includes 1,865 shares held through the Company’s 401(k) retirement savings plan and 4,940 shares of unvested restricted stock expected to vest within 60 days, but does not include 9,880 other shares of unvested restricted stock or 150,172 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

(j)
Includes 433 shares held through the Company’s 401(k) retirement savings plan and 8,000 shares of unvested restricted stock expected to vest within 60 days, but does not include 16,000 other shares of unvested restricted stock or 103,522 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

(k)
Group includes those persons who were serving as directors and executive officers on November 1, 2017. Number shown includes 2,298 shares held through the Company’s 401(k) retirement savings plan and 23,106 shares of unvested restricted stock expected to vest within 60 days, but does not include 37,880 other shares of unvested restricted stock or 1,733,973 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

*	Shares beneficially owned do not exceed one percent of Class A Common Stock.
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
Acquisition of Assets from Cash Solution Centers, LLC
On August 14, 2017, we completed an acquisition of assets from Cash Solution Centers, LLC ("CSC"). The assets had been used by CSC in the operation of two pawn stores located in Central Texas. The aggregate purchase price was $700,329 and was paid in cash. Daniel M. Chism, who was appointed Chief Financial Officer of the Company effective May 9, 2017, was the owner of a 28% interest in CSC and, as such, had a personal interest in the transaction valued at $196,092. The terms of this transaction were reviewed and approved by the Audit Committee pursuant to the Company's Policy for Review and Evaluation of Related Party Transactions, and the execution and performance of the related Asset Purchase Agreement was approved by the full Board of Directors. Following completion of this transaction, Mr. Chism does not own any interest in any pawn-related businesses outside of his interest in the Company.
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
The Board has evaluated all relationships between each director and the Company and has made the following determinations with respect to each director’s independence:

Director	Status (a)

Matthew W. Appel	Independent
Santiago Creel Miranda	Independent
Peter Cumins	Not independent (b)
Pablo Lagos Espinosa	Independent
Lachlan P. Given	Not independent (c)
Stuart I. Grimshaw	Not independent (c)
Thomas C. Roberts	Independent
Joseph L. Rotunda	Not independent (c)

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

(b)
Mr. Cumins is the Executive Vice Chairman and a member of the board of directors of Cash Converters International Limited. Mr. Grimshaw serves as the chairman of the board of directors of Cash Converters International, and Mr. Given also serves on the board of directors. Because of this relationship, The Board does not treat Mr. Cumins as an independent director, even though he might qualify as such under the Nasdaq Listing Rules.

(c)	Mr. Grimshaw, Mr. Given and Mr. Rotunda are executive officers and, therefore, are not independent in accordance with the standards set forth in the Nasdaq Listing Rules.

The Company has elected to apply the “Controlled Company” exemption to the Nasdaq requirement that a majority of the directors be considered independent under the standards set forth in the Nasdaq Listing Rules. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Controlled Company Exemptions.”
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents all fees we incurred in connection with professional services provided by BDO USA, LLP for fiscal 2017 and 2016:

	Year Ended September 30,
	2017	2016

Audit fees:
Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act	$1,247,169	$1,518,547
Quarterly reviews and other audit fees	105,895	107,700
Total audit fees	1,353,064	1,626,247
Audit related fees (a)	77,758	12,000
Tax fees	—	—
Total fees for services	$1,430,822	$1,638,247

(a)
Audit related fees consist primarily of (1) fees incurred in connection with the restatement of previously issued financial statements, including tax revisions in fiscal 2016 and (2) fees incurred in connection with our registration statements on Forms S-3, S-4 and S-8.

The amounts shown for fiscal 2017 include our current estimated costs for the fiscal 2017 integrated audit, for which we have not yet received final billings. The amounts shown for fiscal 2016 include an additional $184,300 of fees that were billed beyond our initial estimates for fiscal 2016 after we filed our Annual Report on Form 10-K for the year ended September 30, 2016.
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

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this 10-K:
(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II — Item 8 — Financial Statements and Supplementary Data”:

•	Report of Independent Registered Public Accounting Firm (2017 and 2016) — BDO USA, LLP

•	Consolidated Balance Sheets as of September 30, 2017 and 2016

•	Consolidated Statements of Operations for each of the three years in the period ended September 30, 2017

•	Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended September 30, 2017

•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2017

•	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2017

•	Notes to Consolidated Financial Statements.
(2) Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.

(3) Exhibits

Exhibit No.	Description of Exhibit

2.1
Purchase Agreement, dated as of July 1, 2016, among Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R., Change Capital International Holdings, B.V., Alpha Holding, S.A. de C.V., Clarum Capital, L.P. and EZCORP, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated July 6, 2016, Commission File No. 0-19424)

2.2
Amendment No. 2 to Purchase Agreement, dated September 27, 2017, among EZCORP, Inc.; Change Capital International Holdings, B.V.; and Alpha Holding, S.A. de C.V. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 3, 2017, Commission File No. 0-19424)

2.3
Share Purchase Agreement, dated October 4, 2017, by and between EZCORP International Inc. and Black Icebreaker Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated October 10, 2017, Commission File No. 0-19424)

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
4.3
Indenture, dated June 23, 2014, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 17, 2014, Commission File No. 0-19424)

4.4
Indenture, dated July 5, 2017, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 6, 2017, Commission File No. 0-19424)

10.1*
EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.2*
Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 21, 2016, Commission File No. 0-19424)

10.3*
Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.4*
Form of Restricted Stock Award for non-employee directors (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.5
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.6
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.7
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.8
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.9
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.10
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan and Stanley & Co. International plc (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.11
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.12
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.13
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.14
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.15
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.16
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.17
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.18
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.19
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.20*
Financing Agreement, dated September 12, 2016, among EZCORP, Inc. (as Borrower), certain subsidiaries of the Borrower from time to time party thereto (as Guarantors), certain Lenders, and Fortress Credit Co LLC (as Administrative Agent and Collateral Agent) (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2017, Commission File No. 0-19424)

10.21
Purchase Agreement, dated June 29, 2017, between EZCORP, Inc., and UBS Securities LLC and Jefferies LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 6, 2017, Commission File No. 0-19424)

10.22
Call Option Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and UBS AG, London Branch (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.23
Warrant Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and UBS AG, London Branch (incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.24
Call Option Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Jefferies International Limited (incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.25
Warrant Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Jefferies International Limited (incorporated by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.26
Call Option Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Morgan Stanley & Co. International plc (incorporated by reference to exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.27
Warrant Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Morgan Stanley & Co. International plc (incorporated by reference to exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.28
Separation Agreement and Release dated May 2, 2017, between EZCORP, Inc., and Mark Ashby, former Chief Financial Officer (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 3, 2017, Commission File No. 0-19424)

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
32.1††
Certification of Stuart I. Grimshaw, Chief Executive Officer, and Daniel M. Chism, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1
Letter Agreement, dated as of September 27, 2017, among Prestaciones Finmart S.A.P.I. de C.V., SOFOM, E.N.R.; Alpha Holding, S.A. de C.V.; Texas EZPAWN L.P.; and EZPAWN Management Mexico, S. de R.L. de C.V. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated October 3, 2017, Commission File No. 0-19424)

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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2017, and September 30, 2016; (ii) Consolidated Statements of Operations for the years ended September 30, 2017, September 30, 2016 and September 30, 2015; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2017, September 30, 2016 and September 30, 2015; Consolidated Statements of Cash Flows for the for the years ended September 30, 2017, September 30, 2016 and September 30, 2015; Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2017, September 30, 2016 and September 30, 2015; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

EZCORP, Inc.
Date: November 15, 2017	By:	/s/ Daniel M. Chism
Daniel M. Chism, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stuart I. Grimshaw	Chief Executive Officer and Director (principal executive officer)	November 15, 2017
Stuart I. Grimshaw

/s/ Daniel M. Chism	Chief Financial Officer (principal financial officer)	November 15, 2017
Daniel M. Chism

/s/ Lachlan P. Given	Executive Chairman of the Board	November 15, 2017
Lachlan P. Given

/s/ Matthew W. Appel	Director	November 15, 2017
Matthew W. Appel

/s/ Santiago Creel Miranda	Director	November 15, 2017
Santiago Creel Miranda

/s/ Peter Cumins	Director	November 15, 2017
Peter Cumins

/s/ Pablo Lagos Espinosa	Director	November 15, 2017
Pablo Lagos Espinosa

/s/ Thomas C. Roberts	Director	November 15, 2017
Thomas C. Roberts

/s/ Joseph L. Rotunda	Director	November 15, 2017
Joseph L. Rotunda

/s/ David McGuire	Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)	November 15, 2017
David McGuire