Form 10-Q
period 2017-12-31
EZCORP INC
filed 2018-01-31
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017
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
As of January 25, 2018, 51,494,246 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016	September 30, 2017

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$113,584	$63,707	$164,393
Pawn loans	177,001	162,696	169,242
Pawn service charges receivable, net	34,054	30,967	31,548
Inventory, net	163,310	143,440	154,411
Notes receivable, net	36,682	36,180	32,598
Prepaid expenses and other current assets	26,516	36,242	28,765
Total current assets	551,147	473,232	580,957
Investment in unconsolidated affiliate	45,605	39,875	43,319
Property and equipment, net	62,098	54,881	57,959
Goodwill	288,773	253,585	254,760
Intangible assets, net	43,974	31,708	32,420
Non-current notes receivable, net	23,343	39,365	28,377
Deferred tax asset, net	10,997	34,667	16,856
Other assets, net	16,625	37,187	9,715
Total assets	$1,042,562	$964,500	$1,024,363

Liabilities and equity:
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$60,207	$68,694	$61,543
Customer layaway deposits	10,686	9,729	11,032
Total current liabilities	70,893	78,423	72,575
Long-term debt, net	294,761	278,936	284,807
Other long-term liabilities	8,845	8,259	7,055
Total liabilities	374,499	365,618	364,437
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million; issued and outstanding: 51,494,246 as of December 31, 2017; 51,306,608 as of December 31, 2016; and 51,427,832 as of September 30, 2017	515	513	514
Class B Voting Common Stock, convertible, par value $.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	351,110	319,825	348,532
Retained earnings	364,414	326,973	351,666
Accumulated other comprehensive loss	(44,902)	(47,577)	(38,367)
EZCORP, Inc. stockholders’ equity	671,167	599,764	662,375
Noncontrolling interest	(3,104)	(882)	(2,449)
Total equity	668,063	598,882	659,926
Total liabilities and equity	$1,042,562	$964,500	$1,024,363
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2017	2016

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$113,588	$111,513
Jewelry scrapping sales	12,213	9,798
Pawn service charges	76,360	69,013
Other revenues	2,347	2,300
Total revenues	204,508	192,624
Merchandise cost of goods sold	71,167	71,732
Jewelry scrapping cost of goods sold	10,337	8,344
Other cost of revenues	577	583
Net revenues	122,427	111,965
Operating expenses:
Operations	83,610	77,646
Administrative	13,318	13,927
Depreciation and amortization	5,723	6,373
Loss (gain) on sale or disposal of assets	39	(77)
Total operating expenses	102,690	97,869
Operating income	19,737	14,096
Interest expense	5,847	5,565
Interest income	(4,270)	(2,616)
Equity in net income of unconsolidated affiliate	(1,450)	(1,478)
Other income	(182)	(423)
Income from continuing operations before income taxes	19,792	13,048
Income tax expense	7,437	4,782
Income from continuing operations, net of tax	12,355	8,266
Loss from discontinued operations, net of tax	(222)	(1,228)
Net income	12,133	7,038
Net loss attributable to noncontrolling interest	(615)	(127)
Net income attributable to EZCORP, Inc.	$12,748	$7,165

Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.24	$0.15
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.23	$0.15

Weighted-average basic shares outstanding	54,464	54,158
Weighted-average diluted shares outstanding	55,682	54,214
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended December 31,
	2017	2016

	(Unaudited)
	(in thousands)
Net income	$12,133	$7,038
Other comprehensive loss:
Foreign currency translation loss, net of income tax expense for our investment in unconsolidated affiliate of $205 and $444 for the three months ended December 31, 2017 and 2016, respectively	(6,575)	(3,465)
Other comprehensive loss, net of tax	(6,575)	(3,465)
Comprehensive income	5,558	3,573
Comprehensive loss attributable to noncontrolling interest	(655)	(104)
Comprehensive income attributable to EZCORP, Inc.	$6,213	$3,677
See accompanying notes to unaudited interim condensed consolidated financial statements.
EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2016)
	(in thousands)
Balances as of September 30, 2016	54,099	$541	$318,723	$319,808	$(44,089)	$(778)	$594,205
Stock compensation	—	—	1,808	—	—	—	1,808
Release of restricted stock	178	2	—	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(706)	—	—	—	(706)
Foreign currency translation adjustment	—	—	—	—	(3,488)	23	(3,465)
Net income (loss)	—	—	—	7,165	—	(127)	7,038
Balances as of December 31, 2016	54,277	$543	$319,825	$326,973	$(47,577)	$(882)	$598,882

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2017)
	(in thousands)
Balances as of September 30, 2017	54,398	$544	$348,532	$351,666	$(38,367)	$(2,449)	$659,926
Stock compensation	—	—	2,889	—	—	—	2,889
Release of restricted stock	66	1	—	—	—	—	1
Taxes paid related to net share settlement of equity awards	—	—	(311)	—	—	—	(311)
Foreign currency translation adjustment	—	—	—	—	(6,535)	(40)	(6,575)
Net income (loss)	—	—	—	12,748	—	(615)	12,133
Balances as of December 31, 2017	54,464	$545	$351,110	$364,414	$(44,902)	$(3,104)	$668,063
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2017	2016

	(Unaudited)
	(in thousands)
Operating activities:
Net income	$12,133	$7,038
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,723	6,373
Amortization of debt discount and deferred financing costs	3,682	2,826
Accretion of notes receivable discount and deferred compensation fee	(2,577)	(1,029)
Deferred income taxes	3,129	750
Other adjustments	601	801
Stock compensation expense	2,919	1,808
Income from investment in unconsolidated affiliate	(1,450)	(1,478)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	(50)	(83)
Inventory	(1,087)	(615)
Prepaid expenses, other current assets and other assets	(2,384)	(3,856)
Accounts payable, accrued expenses and other liabilities	(5,283)	(21,948)
Customer layaway deposits	(283)	(881)
Income taxes, net of excess tax benefit from stock compensation	2,295	5,004
Net cash provided by (used in) operating activities	17,368	(5,290)
Investing activities:
Loans made	(169,666)	(156,457)
Loans repaid	103,041	91,283
Recovery of pawn loan principal through sale of forfeited collateral	67,144	64,430
Additions to property and equipment	(7,917)	(2,326)
Acquisitions, net of cash acquired	(62,163)	—
Principal collections on notes receivable	2,849	7,831
Net cash (used in) provided by investing activities	(66,712)	4,761
Financing activities:
Taxes paid related to net share settlement of equity awards	(311)	(706)
Net cash used in financing activities	(311)	(706)
Effect of exchange rate changes on cash and cash equivalents	(1,154)	(795)
Net decrease in cash and cash equivalents	(50,809)	(2,030)
Cash and cash equivalents at beginning of period	164,393	65,737
Cash and cash equivalents at end of period	$113,584	$63,707

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$72,649	$68,071
Dividend reinvestment acquisition of additional ownership in unconsolidated affiliate	—	1,153
Deferred and contingent consideration	1,920	—
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
December 31, 2017
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
When used in this report, the terms “we,” “us,” “our,” “EZCORP” and the “Company” mean EZCORP, Inc. and its consolidated subsidiaries, collectively.
We are a leading provider of pawn loans in the United States and Latin America. Pawn loans are non-recourse loans collateralized by tangible property. We also sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers, and operate a small number of financial services stores in Canada.
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation which are of a normal, recurring nature. All intercompany accounts and transactions have been eliminated in consolidation.
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended September 30, 2017. The balance sheet as of September 30, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
Our business is subject to seasonal variations, and operating results for the three months ended December 31, 2017 and 2016 (the "current quarter" or "current three months" and "prior-year quarter," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2017.
Reclassifications to Prior Period Financial Statements
Certain reclassifications of prior period amounts have been made. These reclassifications were made to conform to the current period presentation.
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
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law. Among other things, the Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The corporate tax rate reduction is effective as of January 1, 2018 and, accordingly, will reduce our current fiscal year federal statutory rate to a blended rate of 24.5%, and then to 21% beginning in fiscal 2019. As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We recognized a provisional amount of $2.8 million, as discussed below, for the revaluation of our deferred tax assets and liabilities upon enactment of the Act, which is included as a component of "Income tax expense" in our condensed consolidated statements of operations.

Provisional amounts

•
Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally either 24.5% or 21%, depending on whether they are expected to reverse in fiscal 2018 or in future fiscal years. We also recorded a valuation allowance against certain foreign tax credit carryforwards which management does not believe will be realized based on changes in the taxation of dividends of foreign subsidiaries in the Act. However, we are still analyzing certain aspects of the Act and refining our calculations, which could affect the measurement of these balances or give rise to new deferred tax amounts. The provisional amount recorded related to the remeasurement of our deferred tax balances was $2.8 million.

•
Foreign tax effects: The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") for which we have previously deferred U.S. income taxes. We have estimated that we will not owe any transition tax as we have foreign tax credits sufficient to cover the tax that we estimate will be due on the deferred earnings of our foreign subsidiaries. We have not yet completed our calculation of the total post-1986 foreign E&P for these foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalize the amounts held in cash or other specified assets. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

Recently Issued Accounting Pronouncements and Significant Accounting Policies

•
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A reporting entity should generally apply the amendment on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting periods in which the amendment is effective. We have not identified any impacts to our financial statements that we believe will be material as a result of the adoption of the ASU, although we continue to evaluate the impact of adoption. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption of the ASU which is effective for our fiscal 2021.

•
In February 2016, the FASB issued ASU) 2016-02, Leases (Topic 842). This ASU requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The provisions of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted based upon guidance issued within the ASU. We are in the process of evaluating the impact of adopting ASU 2016-02 on our consolidated financial position, results of operations and cash flows, and anticipate a material impact on our consolidated financial position. Additionally, we are evaluating the disclosure requirements under this ASU and are identifying and preparing to implement changes to our accounting policies, practices and controls to support adoption of the ASU and are evaluating upgrades to our third party software solution concurrently with our adoption. We will complete our implementation to allow for proper recognition, presentation and disclosure upon adoption of the ASU which is effective for our fiscal 2020.

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

We are evaluating the impact that will result from adopting ASU 2014-09 on our consolidated financial position, results of operations, cash flows and disclosure requirements. We currently anticipate adopting the ASU using the modified retrospective method. We do not believe the adoption will have an impact on our pawn service charges recognition as we do not believe such charges are within the scope of the ASU. Further, we have not identified any impacts to our financial statements that we believe will be material as a result of the adoption of the ASU for other revenue streams, although we continue to evaluate the impact of adoption. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption of the ASU which is effective for our fiscal 2019.
Please refer to Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended September 30, 2017 for discussion of our significant accounting policies and other accounting pronouncements issued but not yet adopted.
NOTE 2: ACQUISITIONS
On October 6, 2017, we completed the acquisition of 100% of the outstanding stock of Camira Administration Corp. and subsidiaries (“GPMX”), a business that owns and operates 112 stores located in Guatemala, El Salvador, Honduras and Peru. The GPMX acquisition significantly expands our store base into Latin American countries outside of Mexico and provides us with a platform for further growth in the region. Under the terms of the stock purchase agreement ("SPA"), we paid $53.4 million in cash upon closing and, subsequent to the closing, paid $6.7 million to satisfy the acquired company's indebtedness to members of the seller’s affiliated group. The SPA specified a further $2.25 million to be paid contingent upon performance of GPMX’s business during a period up to 24 months following the closing date, and the business achieved the specified performance goal during the first quarter of fiscal 2018. Consequently, we made a final payment of $1.6 million in January 2018 in satisfaction of the contingent purchase price obligation, after reduction for certain adjustments under the SPA, yielding a total purchase price of $61.7 million.
On December 4, 2017, we acquired 21 pawn stores located in the Mexican state of Sinaloa and operating under the name "Bazareño," further expanding our geographic footprint within Mexico. The Bazareño stores make up the largest chain of pawn stores in Culiacan, the capital city of Sinaloa, giving EZCORP the number one position in that market with more than double the store count of the nearest competitor and an important strategic presence in the northwest region of Mexico. The majority of the purchase price was paid in cash, subject to finalization of deferred amounts.
With the completion of the GPMX acquisition, we have combined the results of that business with the results of our Mexico pawn business, and that reporting segment is now referred to as "Latin America Pawn." See Note 9, Segment Information, below. The acquisitions described above were both attributable to our Latin America Pawn segment and have been aggregated below. The allocation of the consideration for the net acquired assets from these business combinations was as follows, in thousands:

Cash and cash equivalents	$2,560
Earning assets	19,594
Other assets	4,005
Property and equipment, intangible assets and other assets, net*	13,153
Goodwill	34,678
Accounts payable, deferred taxes and other liabilities	(7,349)
Total consideration	$66,641

*	Intangible assets consist primarily of $11.1 million in trade names acquired with indefinite useful lives.
The factors contributing to the recognition of goodwill, which is recorded in our Latin America Pawn segment, were based on several strategic and synergistic benefits we expect to realize from the acquisition, including expansion of our store base as well as the ability to further leverage our pawn expertise, investments in information technology and other back office and support functions of our existing Mexico pawn business. We expect none of the goodwill resulting from these business combinations will be deductible for tax purposes.
The results of GPMX have been included in our condensed consolidated financial statements from October 7, 2017 through December 31, 2017, and the results of the Bazareño stores have been included in our condensed consolidated financial statements from December 5, 2017 through December 31, 2017, both in our Latin America Pawn segment. Pro forma results of operations have not been presented because it is impracticable to do so due to a variety of limitations, including a lack of readily available historical GAAP basis financial statements.

We incurred $0.4 million in acquisition-related costs during the current quarter, which were expensed as incurred and included under “Administrative” expense in our condensed consolidated statements of operations.
NOTE 3: EARNINGS PER SHARE
Components of basic and diluted earnings per share and excluded antidilutive potential common shares are as follows:

	Three Months Ended December 31,
	2017	2016

	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP (A)	$12,970	$8,393
Loss from discontinued operations, net of tax (B)	(222)	(1,228)
Net income attributable to EZCORP (C)	$12,748	$7,165

Weighted-average outstanding shares of common stock (D)	54,464	54,158
Dilutive effect of restricted stock*	1,218	56
Weighted-average common stock and common stock equivalents (E)	55,682	54,214

Basic earnings per share attributable to EZCORP:
Continuing operations (A / D)	$0.24	$0.15
Discontinued operations (B / D)	—	(0.02)
Basic earnings per share (C / D)	$0.24	$0.13

Diluted earnings per share attributable to EZCORP:
Continuing operations (A / E)	$0.23	$0.15
Discontinued operations (B / E)	—	(0.02)
Diluted earnings per share (C / E)	$0.23	$0.13

Potential common shares excluded from the calculation of diluted earnings per share above, exclusive of the additional potential impact of the 2024 Convertible Notes:
Restricted stock**	2,991	2,288
2019 Convertible Notes Warrants***	12,138	14,317
Total potential common shares excluded	15,129	16,605

*	Includes the dilutive impact of share-based awards as well as the 2024 Convertible Notes, the terms and conditions of which are discussed in Note 6.

**
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

***	See Note 6 for discussion of the terms and conditions of these potential common shares.

NOTE 4: STRATEGIC INVESTMENTS
As of December 31, 2017, we owned 156,552,484 shares, or approximately 32%, of our unconsolidated affiliate Cash Converters International Limited ("Cash Converters International"). The following tables present summary financial information for Cash Converters International’s most recently reported results as of December 31, 2017 after translation to U.S. dollars:

	June 30,
	2017	2016

	(in thousands)
Current assets	$155,749	$173,830
Non-current assets	150,843	141,028
Total assets	$306,592	$314,858

Current liabilities	$57,387	$83,275
Non-current liabilities	48,698	51,873
Shareholders’ equity	200,507	179,710
Total liabilities and shareholders’ equity	$306,592	$314,858

	Fiscal Year Ended June 30,
	2017	2016

	(in thousands)
Gross revenues	$204,684	$225,712
Gross profit	130,943	146,286
Net profit (loss)	15,546	(3,839)
During the current quarter, the fair value of our investment in Cash Converters International declined below its carrying value. We considered the guidance in FASB ASC 320-10-S99-1 in evaluating whether the impairment was other-than-temporary and whether to measure and recognize any other-than-temporary impairment. We noted the primary factors in determining that the decline in fair value was not other-than-temporary were the length of time and the extent to which the market value has been less than carrying value as well as our intent and ability to hold our investment in Cash Converters International for a period of time sufficient to allow for any anticipated recovery in market value. We do not believe the decline in fair value is other-than-temporary. We continue to monitor the fair value of our investment in Cash Converters International for other-than-temporary impairments in future reporting periods and may record an impairment charge should the fair value of our investment in Cash Converters International remain below its carrying value for an extended period of time. See Note 5 for the fair value and carrying value of our investment in Cash Converters International.

NOTE 5: FAIR VALUE MEASUREMENTS
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
Recurring Fair Value Measurements
The tables below present our financial assets (liabilities) that were carried and measured at fair value on a recurring basis:

Financial Assets (Liabilities)	Balance Sheet Location	December 31, 2017	December 31, 2016	September 30, 2017

		(in thousands)
2019 Convertible Notes Hedges — Level 2	Other assets, net	$12,863	$29,800	$6,591
2019 Convertible Notes Embedded Derivative — Level 2	Long-term debt, net	(12,863)	(29,800)	(6,591)
Deferred and contingent consideration	Accounts payable, accrued expenses and other current liabilities	(1,920)	—	—
We measured the fair value of the 2019 Convertible Notes Hedges and the 2019 Cash Convertible Notes Embedded Derivative using the Black-Scholes-Merton model based on observable Level 1 and Level 2 inputs such as conversion price of underlying shares, current share price, implied volatility, risk free interest rate and other factors. The volatility input used as of December 31, 2017 was 36% based on observed market inputs. See Note 2 for discussion of the contingent consideration.
There were no transfers in or out of Level 1, Level 2 or Level 3 for financial assets or liabilities measured at fair value on a recurring basis during the periods presented.
Financial Assets and Liabilities Not Measured at Fair Value
The tables below present our financial assets and liabilities that were not measured at fair value on a recurring basis:

	Carrying Value	Estimated Fair Value
	December 31, 2017	December 31, 2017	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$60,025	$68,720	$—	$—	$68,720
Investment in unconsolidated affiliate	45,605	42,777	42,777	—	—

Financial liabilities:
2019 Convertible Notes	$179,835	$201,084	$—	$201,084	$—
2024 Convertible Notes	102,063	201,250	—	201,250	—

	Carrying Value	Estimated Fair Value
	December 31, 2016	December 31, 2016	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$75,545	$76,012	$—	$—	$76,012
Investment in unconsolidated affiliate	39,875	38,360	38,360	—	—

Financial liabilities:
2019 Convertible Notes	$200,728	$221,950	$—	$221,950	$—
Term Loan Facility	48,408	49,160	—	—	49,160

	Carrying Value	Estimated Fair Value
	September 30, 2017	September 30, 2017	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$60,975	$74,262	$—	$—	$74,262
Investment in unconsolidated affiliate	43,319	49,057	49,057	—	—

Financial liabilities:
2019 Convertible Notes	$177,346	$193,811	$—	$193,811	$—
2024 Convertible Notes	100,870	175,016	—	175,016	—
Based on the short-term nature of cash and cash equivalents, pawn loans, pawn service charges receivable and current consumer loans, fees and interest receivable, we estimate that their carrying value approximates fair value. We consider our cash and cash equivalents to be measured using Level 1 inputs and our pawn loans, pawn service charges receivable and consumer loans, fees and interest receivable to be measured using Level 3 inputs. Significant increases or decreases in the underlying assumptions used to value pawn loans, pawn service charges receivable and consumer loans, fees and interest receivable could significantly increase or decrease these fair value estimates.
Subsequent to the sale of Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") to Alpha Holding, S.A. de C.V. (“AlphaCredit”) in September 2016, we determined that we retained a variable interest in Grupo Finmart including notes receivable. We determined that we are not the primary beneficiary of Grupo Finmart subsequent to its disposition as we lack a controlling financial interest in Grupo Finmart. We measured the fair value of the notes receivable as of December 31, 2017 under a discounted cash flow approach considering the estimated credit ratings for Grupo Finmart and AlphaCredit and as determined with external consultation, with discount rates ranging from 10% to 16%. Certain of the significant inputs used for the valuation were not observable in the market. Included in the fair value of the notes receivable is the estimated fair value of the deferred compensation fee negotiated in September 2017, of which the ultimate amount to be received is dependent upon the timing of payment of the notes receivable. Significant increases or decreases in the underlying assumptions used to value the notes receivable could significantly increase or decrease these fair value estimates.
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

NOTE 6: LONG-TERM DEBT
The following tables present our long-term debt instruments outstanding as well as future principal payments due:

	December 31, 2017			December 31, 2016			September 30, 2017
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
2.125% Cash Convertible Senior Notes Due 2019	$195,000	$(15,165)	$179,835	$230,000	$(29,272)	$200,728	$195,000	$(17,654)	$177,346
Cash Convertible Senior Notes Due 2019 Embedded Derivative	12,863	—	12,863	29,800	—	29,800	6,591	—	6,591
2.875% Convertible Senior Notes Due 2024	143,750	(41,687)	102,063		—	—	143,750	(42,880)	100,870
Term Loan Facility	—	—	—	50,000	(1,592)	48,408	—	—	—
	$351,613	$(56,852)	$294,761	$309,800	$(30,864)	$278,936	$345,341	$(60,534)	$284,807

	Principal Payment Schedule
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
2.125% Cash Convertible Senior Notes Due 2019*	$195,000	$—	$195,000	$—	$—
2.875% Convertible Senior Notes Due 2024*	143,750	—	—	—	143,750
	$338,750	$—	$195,000	$—	$143,750

*	Excludes the potential impact of the embedded derivative.
2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). All of the 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the "2017 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the "2024 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date.
The 2024 Convertible Notes are convertible into cash or shares of Class A Non-Voting Common Stock ("Class A Common Stock"), or any combination thereof, at our option subject to satisfaction of certain conditions and during the periods described in the 2017 Indenture, based on an initial conversion rate of 100 shares of Class A Common Stock per $1,000 principal amount of 2024 Convertible Notes (equivalent to an initial conversion price of $10.00 per share of our Class A Common Stock). We account for the Class A Common Stock issuable upon conversion under the treasury stock method. To the extent our average share price is over $10.00 per share for any fiscal quarter, we are required to recognize incremental dilution of our earnings per share.
2.125% Cash Convertible Senior Notes Due 2019
In June 2014, we issued $200 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the "2019 Convertible Notes"), with an additional $30 million principal amount of 2019 Convertible Notes issued in July 2014. In July 2017, we used $34.4 million of net proceeds from the 2024 Convertible Notes offering to repurchase and retire $35.0 million aggregate principal amount of 2019 Convertible Notes. All of the 2019 Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "2014 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2019 Convertible Notes were issued in a private offering and resold under Rule 144A under the Securities Act of 1933. The 2019 Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and

December 15 of each year and mature on June 15, 2019 (the "2019 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date.
The 2019 Convertible Notes are convertible into cash, subject to satisfaction of certain conditions and during the periods described in the 2014 Indenture, based on an initial conversion rate of 62.2471 shares of Class A Common Stock per $1,000 principal amount of 2019 Convertible Notes (equivalent to an initial conversion price of approximately $16.065 per share of our Class A Common Stock).
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
2019 Convertible Notes Warrants
In connection with the issuance of the 2019 Convertible Notes, we also sold net-share-settled warrants (the “2019 Convertible Notes Warrants”) in privately negotiated transactions with the Option Counterparties. The 2019 Convertible Notes Warrants allow for the purchase of up to approximately 12.1 million shares of our Class A Common Stock at a strike price of $20.83 per share. We account for the Class A Common Stock issuable upon exercise under the treasury stock method. As a result of the 2019 Convertible Notes Warrants and related transactions, we are required to recognize incremental dilution of our earnings per share to the extent our average share price is over $20.83 for any fiscal quarter. The 2019 Convertible Notes Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A Common Stock.
NOTE 7: STOCK COMPENSATION
On May 1, 2010 our Board of Directors approved the adoption of the EZCORP, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). As of September 30, 2017, the 2010 Plan permitted grants of options, restricted stock awards and stock appreciation rights covering up to 3,985,649 shares of our Class A Common Stock. In December 2017, the Board of Directors and the voting stockholder approved the addition of 1,100,000 shares to the 2010 Plan.
In December 2017, we granted 1,308,533 restricted stock unit awards to employees and 84,250 restricted stock awards to non-employee directors with a grant date fair value of primarily $9.75 per share. Our long-term incentive awards are generally granted based on our share price as of October 1 each year, which was $9.50 for these fiscal 2018 awards. For the awards granted to employees, 190,725 vest on September 30, 2018 and 1,117,808 vest on September 30, 2020, subject to the achievement of certain earnings before interest, taxes, depreciation and amortization ("EBITDA") performance targets. As of December 31, 2017, we considered the achievement of these performance targets probable. The awards granted to non-employee directors vest on September 30, 2018 and are subject only to service conditions.
NOTE 8: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. We are unable to determine the ultimate outcome of any current litigation or regulatory actions. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations or liquidity. Except as noted below, we have not recorded a liability for any of these matters as of December 31, 2017 because we do not believe at this time that any loss is probable or that the amount of any probable loss can be reasonably estimated. The following is a description of significant proceedings.
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
On August 23, 2017, the parties agreed to a mediated settlement of all remaining claims and entered into a Memorandum of Understanding regarding that settlement. Under the terms of the proposed settlement, a settlement payment of $6.5 million, less attorney fees awarded to the plaintiff’s counsel and administrative costs of settlement, will be paid to the Company. Of such amount, $5.5 million will be funded by the Company’s insurance carriers and $1.0 million will be funded by Madison Park LLC. After the completion of confirmatory discovery, the parties prepared and agreed to a Stipulation and Agreement of Settlement, Compromise and Release and other settlement papers, which were filed with the Court on January 11, 2018. A settlement fairness hearing, at which the Court will consider the fairness and adequacy of the parties’ proposed settlement, has been scheduled for April 3, 2018. The proposed settlement will not be final until approved by the Court.
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

NOTE 9: SEGMENT INFORMATION
Following the acquisition of GPMX during the first quarter of fiscal 2018 (see Note 2), we have retitled our Mexico Pawn segment to "Latin America Pawn" and have combined the results of GPMX with the results of our Mexico pawn business, as we expect the financial performance and economic characteristics of those businesses to be similar over the long-term. Segment information is prepared on the same basis that our chief operating decision maker reviews financial information for operational decision-making purposes. As a result, we currently report our segments as follows: U.S. Pawn — all pawn activities in the United States; Latin America Pawn — all pawn activities in Mexico and other parts of Latin America; and Other International — primarily our equity interest in the net income of Cash Converters International and consumer finance activities in Canada. There are no inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements.

	Three Months Ended December 31, 2017
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$91,494	$22,094	$—	$113,588	$—	$113,588
Jewelry scrapping sales	8,525	3,688	—	12,213	—	12,213
Pawn service charges	59,705	16,655	—	76,360	—	76,360
Other revenues	74	169	2,104	2,347	—	2,347
Total revenues	159,798	42,606	2,104	204,508	—	204,508
Merchandise cost of goods sold	56,088	15,079	—	71,167	—	71,167
Jewelry scrapping cost of goods sold	6,842	3,495	—	10,337	—	10,337
Other cost of revenues	—	—	577	577	—	577
Net revenues	96,868	24,032	1,527	122,427	—	122,427
Segment and corporate expenses (income):
Operations	66,300	14,687	2,623	83,610	—	83,610
Administrative	—	—	—	—	13,318	13,318
Depreciation and amortization	2,799	845	47	3,691	2,032	5,723
Loss on sale or disposal of assets	16	10	—	26	13	39
Interest expense	—	1	—	1	5,846	5,847
Interest income	—	(637)	—	(637)	(3,633)	(4,270)
Equity in net income of unconsolidated affiliate	—	—	(1,450)	(1,450)	—	(1,450)
Other (income) expense	(4)	115	(83)	28	(210)	(182)
Segment contribution	$27,757	$9,011	$390	$37,158
Income from continuing operations before income taxes				$37,158	$(17,366)	$19,792

	Three Months Ended December 31, 2016
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$94,861	$16,652	$—	$111,513	$—	$111,513
Jewelry scrapping sales	8,845	953	—	9,798	—	9,798
Pawn service charges	61,045	7,968	—	69,013	—	69,013
Other revenues	51	131	2,118	2,300	—	2,300
Total revenues	164,802	25,704	2,118	192,624	—	192,624
Merchandise cost of goods sold	60,248	11,484	—	71,732	—	71,732
Jewelry scrapping cost of goods sold	7,550	794	—	8,344	—	8,344
Other cost of revenues	—	—	583	583	—	583
Net revenues	97,004	13,426	1,535	111,965	—	111,965
Segment and corporate expenses (income):
Operations	67,350	8,640	1,656	77,646	—	77,646
Administrative	—	—	—	—	13,927	13,927
Depreciation and amortization	2,617	631	50	3,298	3,075	6,373
Gain on sale or disposal of assets	(71)	(6)	—	(77)	—	(77)
Interest expense	—	2	—	2	5,563	5,565
Interest income	—	(67)	—	(67)	(2,549)	(2,616)
Equity in net income of unconsolidated affiliate	—	—	(1,478)	(1,478)	—	(1,478)
Other (income) expense	(5)	11	(1)	5	(428)	(423)
Segment contribution	$27,113	$4,215	$1,308	$32,636
Income from continuing operations before income taxes				$32,636	$(19,588)	$13,048
NOTE 10: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

	December 31, 2017	December 31, 2016	September 30, 2017

	(in thousands)
Gross pawn service charges receivable	$43,316	$40,229	$42,117
Allowance for uncollectible pawn service charges receivable	(9,262)	(9,262)	(10,569)
Pawn service charges receivable, net	$34,054	$30,967	$31,548

Gross inventory	$171,029	$149,587	$161,212
Inventory reserves	(7,719)	(6,147)	(6,801)
Inventory, net	$163,310	$143,440	$154,411

Property and equipment, gross	$231,549	$210,913	$224,240
Accumulated depreciation	(169,451)	(156,032)	(166,281)
Property and equipment, net	$62,098	$54,881	$57,959

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2017, as supplemented by the information set forth in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and "Part II, Item 1 — Legal Proceedings" of this Quarterly Report.
Overview and Financial Highlights
EZCORP is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of pawn loans in the United States and Latin America.
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
We remain focused on growing our balance of pawn loans outstanding (“PLO”) and generating higher pawn service charges (“PSC”). The following charts present sources of net revenues, including PSC, merchandise sales gross profit ("Merchandise sales GP") and jewelry scrapping gross profit ("Jewelry scrapping GP"):

The following charts present sources of net revenues by geographic disbursement:
The following charts present store counts by geographic disbursement:
Pawn Activities
At our pawn stores, we offer pawn loans, which are typically small, non-recourse loans collateralized by tangible personal property. We earn pawn service charges on our pawn loans, which varies by state and loan size. Collateral for our pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods and musical instruments. Security for our pawn loans is provided via the estimated resale value of the collateral and the perceived probability of the loan’s redemption.
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
Store Data by Segment

	Three Months Ended December 31, 2017
	Company-owned Stores
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2017	513	246	27	786
New locations opened	—	4	—	4
Locations acquired	—	133	—	133
As of December 31, 2017	513	383	27	923

	Three Months Ended December 31, 2016
	Company-owned Stores
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2016	520	239	27	786
Locations sold, combined or closed	(3)	—	—	(3)
As of December 31, 2016	517	239	27	783

Results of Operations
Three Months Ended December 31, 2017 vs. Three Months Ended December 31, 2016
These tables, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes. All comparisons, unless otherwise noted, are to the prior-year quarter.
U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Three Months Ended December 31,		Change
	2017	2016

	(in thousands)
Net revenues:
Pawn service charges	$59,705	$61,045	(2)%

Merchandise sales	91,494	94,861	(4)%
Merchandise sales gross profit	35,406	34,613	2%
Gross margin on merchandise sales	39%	36%	300bps

Jewelry scrapping sales	8,525	8,845	(4)%
Jewelry scrapping sales gross profit	1,683	1,295	30%
Gross margin on jewelry scrapping sales	20%	15%	500bps

Other revenues	74	51	45%
Net revenues	96,868	97,004	—%

Segment operating expenses:
Operations	66,300	67,350	(2)%
Depreciation and amortization	2,799	2,617	7%
Segment operating contribution	27,769	27,037	3%

Other segment expenses (income)	12	(76)	*
Segment contribution	$27,757	$27,113	2%

Other data:
Net earning assets — continuing operations (a)	$284,933	$274,616	4%
Inventory turnover	1.8	2.1	(14)%
Average monthly ending pawn loan balance per store (b)	$283	$285	(1)%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate (c)	84%	83%	100bps

*	Represents an increase or decrease that is not meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(c)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

Net revenue was flat, primarily due to the impacts of the hurricanes affecting the Texas Gulf Coast and Florida in the fourth quarter of fiscal 2017, as previously disclosed, offset by higher gross profit margins. The change in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(1.2)	$0.9	$(0.3)
New stores and other	(0.1)	(0.1)	(0.2)
Total	$(1.3)	$0.8	$(0.5)
Change in jewelry scrapping sales gross profit and other revenues			0.4
Total change in net revenue			$(0.1)
Pawn service charges decreased 2% primarily due to a 1% decrease in average ending monthly pawn loan balances outstanding during the current quarter. The lower average loan balance was primarily a result of the negative impacts from the hurricanes, partially offset by other continued positive operating trends.
Merchandise sales decreased 4% with gross margin on merchandise sales of 39%, a 300 basis point improvement over the prior year quarter. As a result, merchandise sales gross profit increased 2% to $35.4 million. The increase in merchandise sales gross profit is inclusive of the negative impacts from the hurricanes. We expect sales gross margin for the full fiscal year to be within our target range of 35-38%.
Jewelry scrapping sales gross profit remained relatively flat at 2% of current quarter net revenues, in-line with our strategy to sell rather than scrap merchandise, with a 500 basis point increase in gross margin to 20% due primarily to improvements in gold prices.
We increased segment contribution 2% through focused expense management, including a 2% decrease in operations expenses across numerous operating items.
Non-GAAP Financial Information
In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos and other Latin American currencies. As GPMX was not acquired until fiscal 2018, such results included on a constant currency basis reflect the actual exchange rates in effect during the current quarter without adjustment. We believe that presentation of constant currency results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in Mexican pesos to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. The end-of-period Mexican peso to U.S. dollar exchange rate as of December 31, 2017 and 2016 was 19.7 to 1 and 20.7 to 1, respectively. The approximate average Mexican peso to U.S. dollar exchange rate for the three months ended December 31, 2017 and 2016 was 19.0 to 1 and 19.8 to 1, respectively.
Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and so are not directly calculable from the above rates. Constant currency results, where presented, also exclude the foreign currency gain or loss. We have experienced a prolonged weakening of the Mexican peso to the U.S. dollar and may continue to experience further weakening in future reporting periods, which may adversely impact our future operating results when stated on a GAAP basis.

Latin America Pawn
The following table presents selected summary financial data from continuing operations for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies of the Mexican peso, Guatemalan quetzal, Honduran lempira and Peruvian sol. See “Results of Operations — Non-GAAP Financial Information” above.

	Three Months Ended December 31,
	2017 (GAAP)	2016 (GAAP)	Change (GAAP)	2017 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$16,655	$7,968	109%	$16,208	103%

Merchandise sales	22,094	16,652	33%	21,210	27%
Merchandise sales gross profit	7,015	5,168	36%	6,727	30%
Gross margin on merchandise sales	32%	31%	100bps	32%	100bps

Jewelry scrapping sales	3,688	953	287%	3,629	281%
Jewelry scrapping sales gross profit	193	159	21%	187	18%
Gross margin on jewelry scrapping sales	5%	17%	(1,200)bps	5%	(1,200)bps

Other revenues	169	131	29%	162	24%
Net revenues	24,032	13,426	79%	23,284	73%

Segment operating expenses:
Operations	14,687	8,640	70%	14,232	65%
Depreciation and amortization	845	631	34%	813	29%
Segment operating contribution	8,500	4,155	105%	8,239	98%

Other segment income (a)	(511)	(60)	752%	(440)	633%
Segment contribution	$9,011	$4,215	114%	$8,679	106%

Other data:
Net earning assets — continuing operations (b)	$55,352	$31,496	76%	$53,638	70%
Inventory turnover	3.0	2.6	15%	3.0	15%
Average monthly ending pawn loan balance per store (c)	$90	$67	34%	$87	30%
Monthly average yield on pawn loans outstanding	17%	16%	100bps	17%	100bps
Pawn loan redemption rate (d)	79%	78%	100bps	79%	100bps

(a)
The three months ended December 31, 2017 constant currency balance excludes nominal net GAAP basis foreign currency transaction gains resulting from movement in exchange rates. The net foreign currency transaction losses for the three months ended December 31, 2016 were nominal and are not excluded from the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(d)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

Our Latin America business continues to grow rapidly. In the current quarter, we acquired 112 pawn stores located in Guatemala, El Salvador, Honduras and Peru and 21 pawn stores located in Mexico, and we opened four de novo stores. We see opportunity for further expansion in Latin America through de novo openings and acquisitions, and plan to open eight additional stores in Latin America during the second quarter of fiscal 2018.
Net revenue increased $10.6 million, or 79% (up $9.9 million, or 73%, on a constant currency basis). The increase in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$1.7	$0.8	$2.5
New stores and other	7.0	1.0	8.0
Total	$8.7	$1.8	$10.5
Change in jewelry scrapping sales gross profit and other revenues			0.1
Total change in net revenue			$10.6

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$1.4	$0.5	$1.9
New stores and other	6.8	1.1	7.9
Total	$8.2	$1.6	$9.8
Change in jewelry scrapping sales gross profit and other revenues			0.1
Total change in net revenue			$9.9
Pawn service charges increased 109% (103% on a constant currency basis) primarily due to the acquisition of stores discussed above and same store growth. The average ending monthly pawn loan balance outstanding during the current year increased 34% (30% on a constant currency basis), primarily due to the acquisition of stores discussed above in addition to foreign currency impacts.
Merchandise sales increased 33% (27% on a constant currency basis), with gross margin on merchandise sales of 32%, 100 basis points above the prior-year quarter. As a result of the combination of these effects and foreign currency impacts, merchandise sales gross profit was up 36% to $7.0 million (30% to $6.7 million on a constant currency basis).
Jewelry scrapping sales increased 287% (281% on a constant currency basis) with a 1,200 basis point decline in margin, primarily due to the acquisition of stores discussed above.
We leveraged a 79% increase in net revenue (73% on a constant currency basis) into a 105% increase in segment operating contribution (98% on a constant currency basis) due to focused expense management in addition to greater operational leverage from the acquisition of stores discussed above, resulting in only a 70% increase (65% increase on a constant currency basis) in operations expenses. After a $0.4 million improvement in other segment income, primarily interest income from our notes receivable, segment contribution increased 114% (106% on a constant currency basis).

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Three Months Ended December 31,		Percentage Change
	2017	2016

	(in thousands)
Net revenues:
Consumer loan fees, interest and other	$2,104	$2,118	(1)%
Consumer loan bad debt	(577)	(583)	(1)%
Net revenues	1,527	1,535	(1)%

Segment operating expenses (income):
Operating expenses	2,670	1,706	57%
Equity in net income of unconsolidated affiliate	(1,450)	(1,478)	(2)%
Segment operating contribution	307	1,307	(77)%

Other segment income	(83)	(1)	8,200%
Segment contribution	$390	$1,308	(70)%
Segment contribution was $0.4 million, a decrease of 70% from the prior-year quarter, primarily due to a $0.7 million increase in operating expenses from further investment in the development of a digital IT platform that enables greater intimacy with our customers to drive future revenue enhancement.
The fair value of our investment in Cash Converters International was $2.8 million below its carrying value as of December 31, 2017. We have taken impairment charges on this investment in prior periods and continue to monitor the fair value of our investment for other-than-temporary impairments. We may record a further impairment charge should the fair value of our investment remain below its carrying value for an extended period of time, or if we no longer had the intent or ability to hold our investment for a period of time sufficient to allow for any anticipated recovery in market value.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,		Percentage Change
	2017	2016

	(in thousands)
Segment contribution	$37,158	$32,636	14%
Corporate expenses (income):
Administrative	13,318	13,927	(4)%
Depreciation and amortization	2,032	3,075	(34)%
Loss on sale or disposal of assets	13	—	*
Interest expense	5,846	5,563	5%
Interest income	(3,633)	(2,549)	43%
Other income	(210)	(428)	(51)%
Income from continuing operations before income taxes	19,792	13,048	52%
Income tax expense	7,437	4,782	56%
Income from continuing operations, net of tax	12,355	8,266	49%
Loss from discontinued operations, net of tax	(222)	(1,228)	(82)%
Net income	12,133	7,038	72%
Net loss attributable to noncontrolling interest	(615)	(127)	384%
Net income attributable to EZCORP, Inc.	$12,748	$7,165	78%

*	Represents an increase or decrease that is not meaningful.
Administrative expenses decreased $0.6 million, or 4%, in the current quarter including the impact of $0.4 million of current quarter acquisition-related expenses, as we continue to focus on controlling administrative expenditures.
Depreciation and amortization expense decreased $1.0 million, or 34%, primarily due to acceleration of depreciation in the prior-year quarter for certain assets resulting from a decrease in useful life estimates.
Interest expense increased $0.3 million, or 5%, primarily due to an increase in long-term debt outstanding during the current quarter, offset by a decrease in the weighted interest rates accrued thereon.
Interest income increased $1.1 million, or 43%, as a result of our note receivable from the sale of Grupo Finmart which was restructured in September 2017, including ordinary accruals of interest in addition to accretion of associated deferred compensation amounts.
Income tax expense increased $2.7 million, or 56%, due primarily to the impacts of a $6.7 million, or 52%, increase in income from continuing operations before income taxes and the impact of certain discrete items discussed below. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law. Among other things, the Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The corporate tax rate reduction is effective as of January 1, 2018 and, accordingly, will reduce our current fiscal year federal statutory rate to a blended rate of 24.5%, and then to 21% beginning in fiscal 2019. As of December 31, 2017, we have not completed our accounting for the tax effects of enactment of the Act; however, as described below, we have made a reasonable estimate of the effects on our existing deferred tax balances and the one-time transition tax. We recognized a provisional amount of $2.8 million for the revaluation of our deferred tax assets and liabilities upon enactment of the Act, which is included as a component of "Income tax expense" in our condensed consolidated statements of operations. We anticipate recording another charge in the fiscal quarter ending September 30, 2018 as we have balances related to our short-term deferred tax assets and liabilities that are recorded at 24.5% but reverse at 21% in fiscal 2019. We have not yet completed our calculation of the to tal post-1986 foreign earnings and profit of our foreign subsidiaries as required under the Act, but preliminarily believe we have adequate foreign tax credit carryforwards to fully offset any transition tax on foreign earnings.
Liquidity and Capital Resources
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Three Months Ended December 31,		Percentage Change
	2017	2016

	(in thousands)
Cash flows from operating activities	$17,368	$(5,290)	*
Cash flows from investing activities	(66,712)	4,761	*
Cash flows from financing activities	(311)	(706)	56%
Effect of exchange rate changes on cash and cash equivalents	(1,154)	(795)	(45)%
Net decrease in cash and cash equivalents	$(50,809)	$(2,030)	(2,403)%

*	Represents an increase or decrease that is not meaningful.
Change in Cash and Cash Equivalents for the Three Months Ended December 31, 2017 vs. Three Months Ended December 31, 2016
The increase in cash flows from operating activities year-over-year was due to a $15.6 million increase from changes in operating assets and liabilities and a $7.1 million increase in net income exclusive of non-cash items due to improved operational results and stores acquired in the current quarter. The increase from changes in operating assets and liabilities was primarily driven by $10.1 million in additional accrued incentive compensation paid out during the three months ended December 31, 2016 as compared to the three months ended December 31, 2017.
The decrease in cash flows from investing activities year-over-year was due to a $62.2 million in cash paid for acquisitions, a $5.6 million increase in additions to property and equipment, a $5.0 million decrease in principal collections on notes receivable and a $1.3 million net increase in proceeds related to loan activities (net loans repaid and recovery of pawn loan principal through sale of forfeited collateral).
The net effect of these and other smaller items was a $50.8 million decrease in cash on hand during the three months ended December 31, 2017, resulting in a $113.6 million ending cash balance compared to $63.7 million as of December 31, 2016. Of the ending cash balance as of December 31, 2017, $11.9 million was not available to fund domestic operations as we intend to permanently reinvest those earnings in our foreign operations.
Sources and Uses of Cash
We anticipate that cash flow from operations and cash on hand will be adequate to fund our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements during fiscal 2018. Our ability to repay our longer-term debt obligations (including the 2019 Convertible Notes and the 2024 Convertible Notes) may require us to refinance those obligations through the issuance of new debt securities, equity securities or through new credit facilities.
Acquisitions
On October 6, 2017, we completed the acquisition of 100% of the outstanding stock of Camira Administration Corp. and subsidiaries (“GPMX”), a business that owns and operates 112 stores located in Guatemala, El Salvador, Honduras and Peru. The GPMX acquisition significantly expands our store base into Latin American countries outside of Mexico and provides us with a platform for further growth in the region. Under the terms of the stock purchase agreement ("SPA"), we paid $53.4 million in cash upon closing and, subsequent to the closing, paid $6.7 million to satisfy indebtedness to members of the seller’s affiliated group. The SPA specified a further $2.25 million to be paid contingent upon performance of GPMX’s business during a period up to 24 months following the closing date, and the business achieved the specified performance goal during the first quarter of fiscal 2018. Consequently, we made a final payment of $1.6 million in January 2018 in satisfaction of the contingent purchase price obligation, after reduction for certain adjustments under the SPA, yielding a total purchase price of $61.7 million.
On December 4, 2017, we acquired 21 pawn stores located in the Mexican state of Sinaloa and operating under the name "Bazareño," further expanding our geographic footprint within Mexico. The Bazareño stores make up the largest chain of pawn stores in Culiacan, the capital city of Sinaloa, giving EZCORP the number one position in that market with more than double the store count of the nearest competitor and an important strategic presence in the northwest region of Mexico. The majority of the purchase price was paid in cash, subject to finalization of deferred amounts.
2.875% Convertible Senior Notes Due 2024 and 2.125% Cash Convertible Senior Notes Due 2019
For a description of the terms of the 2.875% Convertible Senior Notes Due 2024 and 2.125% Cash Convertible Senior Notes Due 2019, see Note 6 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements" and Note 8 to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended September 30, 2017.
Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2017, we reported that we had $631.0 million in total contractual obligations as of September 30, 2017. There have been no material changes to this total obligation since September 30, 2017.
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2017, these collectively amounted to $21.4 million.
Recently Adopted Accounting Policies and Recently Issued Accounting Pronouncements
See Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like "may," "should," "could," "will," "predict," "anticipate," "believe," "estimate," "expect," "intend," "plan," "projection" and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2017, supplemented by those described in "Part II, Item 1A — Risk Factors" of this Quarterly Report.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended September 30, 2017. There have been no material changes to our exposure to market risks since September 30, 2017.
ITEM 4. CONTROLS AND PROCEDURES
This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 8 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2017.

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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2017, December 31, 2016 and September 30, 2017; (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2017 and December 31, 2016; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended December 31, 2017 and December 31, 2016; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended December 31, 2017 and December 31, 2016; (v) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2017 and December 31, 2016; and (vi) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	January 31, 2018	/s/ David McGuire
David McGuire, Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)