Form 10-Q
period 2018-03-31
EZCORP INC
filed 2018-05-02
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
As of April 25, 2018, 51,494,246 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	March 31, 2018	March 31, 2017	September 30, 2017

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$159,912	$120,099	$164,393
Pawn loans	159,410	143,267	169,242
Pawn service charges receivable, net	30,493	27,028	31,548
Inventory, net	158,642	137,008	154,411
Notes receivable, net	38,091	29,978	32,598
Prepaid expenses and other current assets	29,222	31,011	28,765
Total current assets	575,770	488,391	580,957
Investment in unconsolidated affiliate	46,509	38,334	43,319
Property and equipment, net	64,833	53,630	57,959
Goodwill	289,438	254,217	254,760
Intangible assets, net	45,728	31,768	32,420
Non-current notes receivable, net	18,660	40,319	28,377
Deferred tax asset, net	13,842	37,134	16,856
Other assets, net	19,773	18,174	9,715
Total assets	$1,074,553	$961,967	$1,024,363

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net (Note 6)	$103,287	$—	$—
Accounts payable, accrued expenses and other current liabilities	60,689	62,339	61,543
Customer layaway deposits	12,225	10,992	11,032
Total current liabilities	176,201	73,331	72,575
Long-term debt, net	198,338	266,724	284,807
Other long-term liabilities	11,884	8,448	7,055
Total liabilities	386,423	348,503	364,437
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million; issued and outstanding: 51,494,246 as of March 31, 2018; 51,321,915 as of March 31, 2017; and 51,427,832 as of September 30, 2017	515	513	514
Class B Voting Common Stock, convertible, par value $.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	353,698	321,531	348,532
Retained earnings	377,682	334,996	351,666
Accumulated other comprehensive loss	(40,463)	(42,544)	(38,367)
EZCORP, Inc. stockholders’ equity	691,462	614,526	662,375
Noncontrolling interest	(3,332)	(1,062)	(2,449)
Total equity	688,130	613,464	659,926
Total liabilities and equity	$1,074,553	$961,967	$1,024,363
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$114,945	$110,238	$228,533	$221,751
Jewelry scrapping sales	11,525	10,219	23,738	20,017
Pawn service charges	74,367	67,092	150,727	136,105
Other revenues	1,897	2,079	4,244	4,379
Total revenues	202,734	189,628	407,242	382,252
Merchandise cost of goods sold	72,220	70,493	143,387	142,225
Jewelry scrapping cost of goods sold	9,574	8,841	19,911	17,185
Other cost of revenues	347	397	924	980
Net revenues	120,593	109,897	243,020	221,862
Operating expenses:
Operations	82,160	74,460	165,770	152,106
Administrative	13,341	13,283	26,659	27,210
Depreciation and amortization	6,451	6,030	12,174	12,403
Loss (gain) on sale or disposal of assets	100	71	139	(6)
Total operating expenses	102,052	93,844	204,742	191,713
Operating income	18,541	16,053	38,278	30,149
Interest expense	5,829	5,628	11,676	11,193
Interest income	(4,268)	(2,240)	(8,538)	(4,856)
Equity in net income of unconsolidated affiliate	(876)	(1,243)	(2,326)	(2,721)
Other (income) expense	(4)	228	(186)	(195)
Income from continuing operations before income taxes	17,860	13,680	37,652	26,728
Income tax expense	5,921	5,449	13,358	10,231
Income from continuing operations, net of tax	11,939	8,231	24,294	16,497
Loss from discontinued operations, net of tax	(500)	(375)	(722)	(1,603)
Net income	11,439	7,856	23,572	14,894
Net loss attributable to noncontrolling interest	(374)	(167)	(989)	(294)
Net income attributable to EZCORP, Inc.	$11,813	$8,023	$24,561	$15,188

Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.23	$0.15	$0.46	$0.31
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.21	$0.15	$0.45	$0.31

Weighted-average basic shares outstanding	54,464	54,291	54,447	54,224
Weighted-average diluted shares outstanding	57,624	54,346	56,642	54,278
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

	(Unaudited)
	(in thousands)
Net income	$11,439	$7,856	$23,572	$14,894
Other comprehensive gain (loss):
Foreign currency translation gain (loss), net of income tax (expense) benefit for our investment in unconsolidated affiliate of ($6) and ($211) for the three and six months ended March 31, 2018 respectively, and $974 and $530 for the three and six months ended March 31, 2017, respectively.	6,040	5,020	(535)	1,555
Other comprehensive gain (loss), net of tax	6,040	5,020	(535)	1,555
Comprehensive income	17,479	12,876	23,037	16,449
Comprehensive loss attributable to noncontrolling interest	(228)	(180)	(883)	(284)
Comprehensive income attributable to EZCORP, Inc.	$17,707	$13,056	$23,920	$16,733
See accompanying notes to unaudited interim condensed consolidated financial statements.
EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2016)
	(in thousands)
Balances as of September 30, 2016	54,099	$541	$318,723	$319,808	$(44,089)	$(778)	$594,205
Stock compensation	—	—	3,575	—	—	—	3,575
Release of restricted stock	193	2	—	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(767)	—	—	—	(767)
Foreign currency translation adjustment	—	—	—	—	1,545	10	1,555
Net income (loss)	—	—	—	15,188	—	(294)	14,894
Balances as of March 31, 2017	54,292	$543	$321,531	$334,996	$(42,544)	$(1,062)	$613,464

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2017)
	(in thousands)
Balances as of September 30, 2017	54,398	$544	$348,532	$351,666	$(38,367)	$(2,449)	$659,926
Stock compensation	—	—	5,477	—	—	—	5,477
Release of restricted stock	66	1	—	—	—	—	1
Taxes paid related to net share settlement of equity awards	—	—	(311)	—	—	—	(311)
Reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act	—	—	—	1,455	(1,455)	—	—
Foreign currency translation adjustment	—	—	—	—	(641)	106	(535)
Net income (loss)	—	—	—	24,561	—	(989)	23,572
Balances as of March 31, 2018	54,464	$545	$353,698	$377,682	$(40,463)	$(3,332)	$688,130
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2018	2017

	(Unaudited)
	(in thousands)
Operating activities:
Net income	$23,572	$14,894
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	12,174	12,403
Amortization of debt discount and deferred financing costs	7,439	5,755
Accretion of notes receivable discount and deferred compensation fee	(5,032)	(1,928)
Deferred income taxes	2,801	(664)
Other adjustments	1,081	911
Stock compensation expense	5,534	3,575
Income from investment in unconsolidated affiliate	(2,326)	(2,721)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	3,964	4,151
Inventory	(628)	708
Prepaid expenses, other current assets and other assets	(3,245)	5,898
Accounts payable, accrued expenses and other liabilities	(5,006)	(30,120)
Customer layaway deposits	1,128	240
Income taxes, net of excess tax benefit from stock compensation	4,085	7,590
Net cash provided by operating activities	45,541	20,692
Investing activities:
Loans made	(330,732)	(300,604)
Loans repaid	220,267	199,080
Recovery of pawn loan principal through sale of forfeited collateral	134,870	128,238
Additions to property and equipment and capitalized labor, net	(19,251)	(8,020)
Acquisitions, net of cash acquired	(63,780)	—
Principal collections on notes receivable	9,152	15,051
Net cash (used in) provided by investing activities	(49,474)	33,745
Financing activities:
Taxes paid related to net share settlement of equity awards	(311)	(767)
Net cash used in financing activities	(311)	(767)
Effect of exchange rate changes on cash and cash equivalents	(237)	692
Net (decrease) increase in cash and cash equivalents	(4,481)	54,362
Cash and cash equivalents at beginning of period	164,393	65,737
Cash and cash equivalents at end of period	$159,912	$120,099

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$134,952	$125,165
Dividend reinvestment acquisition of additional ownership in unconsolidated affiliate	—	1,153
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
March 31, 2018
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
Our business is subject to seasonal variations, and operating results for the three and six months ended March 31, 2018 and 2017 (the "current quarter" and "current six-months" and "prior-year quarter" and "prior-year six-months," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
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
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law. Among other things, the Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The corporate tax rate reduction was effective as of January 1, 2018 and, accordingly, reduced our current fiscal year federal statutory rate to a blended rate of 24.5%, and will further reduce it to 21% beginning in fiscal 2019. As of March 31, 2018, while we are able to make reasonable estimates of the impact of the reduction in the corporate rate and the deemed repatriation transition tax, the final impact of the Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the Internal Revenue Service, and actions we may take. We are continuing to gather additional information to determine the final impact of the Act. We recognized $2.8 million during the quarter ended December 31, 2017, as discussed below, for the revaluation of our deferred tax assets and liabilities upon enactment of the Act, which is included as a component of "Income tax expense" in our condensed consolidated statements of operations.
Provisional amounts

•
Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally either 24.5% or 21%, depending on whether they are expected to reverse in fiscal 2018 or in future fiscal years. We also recorded a valuation allowance against certain foreign tax credit carryforwards which management does not believe will be realized based on changes in the taxation of dividends of foreign subsidiaries in the Act. The amount recorded related to the remeasurement of our deferred tax balances was $2.8 million. This amount was recorded in the quarter ended December 31, 2017 with no further adjustment in the current quarter.

•
Foreign tax effects: The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") for which we have previously deferred U.S. income taxes. We do not believe that we will owe any transition tax as we have foreign tax credits sufficient to cover the tax that we estimate will be due on the deferred earnings of our foreign subsidiaries. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

Recently Adopted Accounting Policies

•
In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-05, Income Taxes — (Topic 740): Amendments to SEC (U.S. Securities and Exchange Commission) Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU adds various paragraphs to the accounting standards codification from SEC Staff Accounting Bulletin No. 118. The provisions of this ASU are effective immediately. The discussion above of the impacts of the Act have incorporated the provisions of this ASU and SEC Staff Accounting Bulletin No. 118.

•
In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows entities to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Act. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As allowed, we early adopted ASU 2018-02 on a prospective basis as of January 1, 2018 and reclassified $1.5 million of accumulated foreign currency translation associated with our unconsolidated affiliate Cash Converters International Limited (“Cash Converters International”), resulting from the stranded tax effects from the reduction of our effective tax rate, from accumulated other comprehensive loss to retained earnings.

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

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The provisions of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted based upon guidance issued within the ASU. We are in the process of evaluating the impact of adopting ASU 2016-02 on our consolidated financial position, results of operations and cash flows, and anticipate a material impact on our consolidated financial position. Additionally, we are evaluating the disclosure requirements under this ASU and are identifying and preparing to implement changes to our accounting policies, practices and controls to support adoption of the ASU and have completed upgrades to our third party software solution to support adoption. We will complete our implementation to allow for proper recognition, presentation and disclosure upon adoption of the ASU which is effective for our fiscal 2020.

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

Cash and cash equivalents	$2,560
Earning assets	19,594
Other assets	3,899
Property and equipment, intangible assets and other assets, net*	13,153
Goodwill	34,784
Accounts payable, deferred taxes and other liabilities	(7,349)
Total consideration	$66,641

*	Intangible assets consist primarily of $11.1 million in trade names acquired with indefinite useful lives.
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
The results of GPMX have been included in our condensed consolidated financial statements from October 7, 2017, and the results of the Bazareño stores have been included in our condensed consolidated financial statements from December 5, 2017, both in our Latin America Pawn segment. During the three and six months ended March 31, 2018, revenue from GPMX since completion of the acquisition was $11.0 million and $23.3 million, respectively, and net income from GPMX was $1.8 million and $3.8 million, respectively. Such net income does not include acquisition-related costs, which were included under “Administrative” expense.
We incurred nil and $0.4 million in acquisition-related costs during the three and six months ended March 31, 2018, respectively, which were expensed as incurred and included under “Administrative” expense in our condensed consolidated statements of operations.

NOTE 3: EARNINGS PER SHARE
Components of basic and diluted earnings per share and excluded antidilutive potential common shares are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP (A)	$12,313	$8,398	$25,283	$16,791
Loss from discontinued operations, net of tax (B)	(500)	(375)	(722)	(1,603)
Net income attributable to EZCORP (C)	$11,813	$8,023	$24,561	$15,188

Weighted-average outstanding shares of common stock (D)	54,464	54,291	54,447	54,224
Dilutive effect of restricted stock and 2024 Convertible Notes*	3,160	55	2,195	54
Weighted-average common stock and common stock equivalents (E)	57,624	54,346	56,642	54,278

Basic earnings per share attributable to EZCORP:
Continuing operations (A / D)	$0.23	$0.15	$0.46	$0.31
Discontinued operations (B / D)	(0.01)	(0.01)	(0.01)	(0.03)
Basic earnings per share (C / D)	$0.22	$0.14	$0.45	$0.28

Diluted earnings per share attributable to EZCORP:
Continuing operations (A / E)	$0.21	$0.15	$0.45	$0.31
Discontinued operations (B / E)	(0.01)	(0.01)	(0.01)	(0.03)
Diluted earnings per share (C / E)	$0.20	$0.14	$0.44	$0.28

Potential common shares excluded from the calculation of diluted earnings per share above, exclusive of the additional potential impact of the 2024 Convertible Notes:
Restricted stock**	3,596	2,602	3,278	2,443
2019 Convertible Notes Warrants***	12,138	14,317	12,138	14,317
Total potential common shares excluded	15,734	16,919	15,416	16,760

*	Includes the dilutive impact of share-based awards as well as the 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”), the terms and conditions of which are discussed in Note 6.

**
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

***	See Note 6 for discussion of the terms and conditions of these potential common shares.

NOTE 4: STRATEGIC INVESTMENTS
As of March 31, 2018, we owned 156,552,484 shares, or approximately 32%, of our unconsolidated affiliate Cash Converters International. The following tables present summary financial information for Cash Converters International’s most recently reported results as of March 31, 2018 after translation to U.S. dollars:

	December 31,
	2017	2016

	(in thousands)
Current assets	$203,664	$158,235
Non-current assets	151,189	141,218
Total assets	$354,853	$299,453

Current liabilities	$128,731	$70,468
Non-current liabilities	14,559	48,181
Shareholders’ equity	211,563	180,804
Total liabilities and shareholders’ equity	$354,853	$299,453

	Half-Year Ended December 31,
	2017	2016

	(in thousands)
Gross revenues*	$95,784	$105,816
Gross profit*	32,572	38,533
Net profit	7,292	8,633

*
Certain reclassifications of prior period amounts have been made. These reclassifications were made to conform to the current period presentation included in the report of Cash Converters International for the the half year ended December 31, 2016.

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
Recurring Fair Value Measurements
The tables below present our financial assets (liabilities) that were carried and measured at fair value on a recurring basis:

Financial Assets (Liabilities)	Balance Sheet Location	March 31, 2018	March 31, 2017	September 30, 2017

		(in thousands)
2019 Convertible Notes Hedges — Level 2	Other assets, net	$16,042	$15,138	$6,591
2019 Convertible Notes Embedded Derivative — Level 2	Long-term debt, net	(16,042)	(15,138)	(6,591)
We measured the fair value of the cash-settled call options pertaining to the 2.125% Cash Convertible Senior Notes Due 2019 (the “2019 Convertible Notes Hedges”) and the 2019 Convertible Notes derivative instrument (the “2019 Convertible Notes Embedded Derivative”) using the Black-Scholes-Merton model based on observable Level 1 and Level 2 inputs such as conversion price of underlying shares, current share price, implied volatility, risk free interest rate and other factors. The volatility input used as of March 31, 2018 was 37% based on observed market inputs. As an estimate of the sensitivity of the fair values of the 2019 Convertible Notes Hedges and 2019 Convertible Notes Embedded Derivative, were volatility inputs of 30% and 45% used, the fair values would have ranged from $11.0 million to $21.3 million.
There were no transfers in or out of Level 1, Level 2 or Level 3 for financial assets or liabilities measured at fair value on a recurring basis during the periods presented.

Financial Assets and Liabilities Not Measured at Fair Value
The tables below present our financial assets and liabilities that were not measured at fair value on a recurring basis:

	Carrying Value	Estimated Fair Value
	March 31, 2018	March 31, 2018	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$56,751	$65,091	$—	$—	$65,091
Investment in unconsolidated affiliate	46,509	46,926	46,926	—	—

Financial liabilities:
2019 Convertible Notes	$182,296	$206,856	$—	$206,856	$—
2024 Convertible Notes	103,287	212,060	—	212,060	—

	Carrying Value	Estimated Fair Value
	March 31, 2017	March 31, 2017	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$70,297	$71,921	$—	$—	$71,921
Investment in unconsolidated affiliate	38,334	37,101	37,101	—	—

Financial liabilities:
2019 Convertible Notes	$203,464	$213,417	$—	$213,417	$—
Term Loan Facility	48,122	50,403	—	—	50,403

	Carrying Value	Estimated Fair Value
	September 30, 2017	September 30, 2017	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$60,975	$74,262	$—	$—	$74,262
Investment in unconsolidated affiliate	43,319	49,057	49,057	—	—

Financial liabilities:
2019 Convertible Notes	$177,346	$193,811	$—	$193,811	$—
2024 Convertible Notes	100,870	175,016	—	175,016	—
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
Subsequent to the sale of Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") to Alpha Holding, S.A. de C.V. (“AlphaCredit”) in September 2016, we determined that we retained a variable interest in Grupo Finmart including notes receivable. We determined that we are not the primary beneficiary of Grupo Finmart subsequent to its disposition as we lack a controlling financial interest in Grupo Finmart. We measured the fair value of the notes receivable as of March 31, 2018 under a discounted cash flow approach considering the estimated credit ratings for Grupo Finmart and AlphaCredit and as determined with external consultation, with discount rates ranging from 6% to 13%. Certain of the significant inputs used for the valuation were not observable in the market. Included in the fair value of the notes receivable is the estimated fair value of the deferred compensation fee negotiated in September 2017, of which the ultimate amount to be received is dependent upon the timing of payment of the notes receivable. Significant increases or decreases in the underlying assumptions used to value the notes receivable could significantly increase or decrease these fair value estimates.
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
We measured the fair value of the 2019 Convertible Notes and the 2024 Convertible Notes using quoted price inputs. Neither the 2019 Convertible Notes nor the 2014 Convertible Notes are actively traded, and thus the price inputs represent a Level 2 measurement. The quoted price inputs are highly variable from day to day, and thus the fair value estimates disclosed above could significantly increase or decrease.
NOTE 6: LONG-TERM DEBT
The following tables present our long-term debt instruments outstanding, contractual maturities and interest expense:

	March 31, 2018			March 31, 2017			September 30, 2017
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
2019 Convertible Notes	$195,000	$(12,704)	$182,296	$230,000	$(26,536)	$203,464	$195,000	$(17,654)	$177,346
2019 Convertible Notes Embedded Derivative	16,042	—	16,042	15,138	—	15,138	6,591	—	6,591
2024 Convertible Notes	143,750	(40,463)	103,287	—	—	—	143,750	(42,880)	100,870
Term Loan Facility	—	—	—	50,000	(1,878)	48,122	—	—	—
Total	$354,792	$(53,167)	$301,625	$295,138	$(28,414)	$266,724	$345,341	$(60,534)	$284,807
Less current portion	(143,750)	40,463	(103,287)	—	—	—	—	—	—
Total long-term debt	$211,042	$(12,704)	$198,338	$295,138	$(28,414)	$266,724	$345,341	$(60,534)	$284,807

	Schedule of Contractual Maturities
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
2019 Convertible Notes*	$195,000	$—	$195,000	$—	$—
2024 Convertible Notes*	143,750	143,750	—	—	—
	$338,750	$143,750	$195,000	$—	$—

*
Excludes the potential impact of the embedded derivative. During the second quarter of fiscal 2018, the market price of our Class A Non-Voting Common Stock met the threshold to trigger note holders’ right to convert their 2024 Convertible Notes during the third quarter of fiscal 2018. Therefore, we have classified the 2024 Convertible Notes as current on our condensed consolidated balance sheet as of March 31, 2018.

	Three Months Ended March 31,		Six Months Ended March 31,
	2018	2017	2018	2017

	(in millions)
2019 Convertible Notes:
Contractual interest expense	$1.1	$1.3	$2.1	$2.5
Amortization of debt discount and deferred financing costs	2.4	2.7	5.0	5.5
Total interest expense	$3.5	$4.0	$7.1	$8.0

2024 Convertible Notes:
Contractual interest expense	$1.0	$—	$2.0	$—
Amortization of debt discount and deferred financing costs	1.3	—	2.5	—
Total interest expense	$2.3	$—	$4.5	$—
2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). All of the 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the "2017 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the "2024 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. The carrying amount of the 2024 Convertible Notes as a separate equity-classified instrument (the “2024 Convertible Notes Embedded Derivative”) included under “Additional paid-in capital” in our condensed consolidated balance sheets of March 31, 2018 was $25.3 million. The effective interest rate for the three and six months ended March 31, 2018 was approximately 7%. As of March 31, 2018, the remaining unamortized debt discount and issuance costs will be amortized through the 2024 Maturity Date assuming no early conversion.
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
During the second quarter of fiscal 2018, the market price of our Class A Common Stock met the threshold based on at least 20 of the final 30 trading days of the quarter for the 2024 Convertible Notes to become convertible at the option of the holders during the third quarter of fiscal 2018 (April 1, 2018 to June 30, 2018). If presented for conversion, we may choose to settle the obligation through the payment of cash, the delivery of Class A Common Stock or a combination of cash and shares, although it continues to be our intention to settle the principal portion of the notes in cash and the remainder in Class A Common Stock. Accordingly, we have classified the 2024 Convertible Notes as current on our condensed consolidated balance sheet as of March 31, 2018. The stock trading price condition is measured on a quarter-by-quarter basis. If the notes are not convertible in any subsequent quarter, they will be classified as a non-current liability. The if-converted value of the 2024 Convertible Notes exceeded the principal amount by $46.7 million as of March 31, 2018.
2.125% Cash Convertible Senior Notes Due 2019
In June 2014, we issued $200 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the "2019 Convertible Notes"), with an additional $30 million principal amount of 2019 Convertible Notes issued in July 2014. In July 2017, we used $34.4 million of net proceeds from the 2024 Convertible Notes offering to repurchase and retire $35.0 million aggregate principal amount of 2019 Convertible Notes. All of the 2019 Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "2014 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2019 Convertible Notes were issued in a private offering and resold under Rule 144A under the Securities Act of 1933. The 2019 Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year and mature on June 15, 2019 (the "2019 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. The effective interest rate for the three and six months ended March 31, 2018 and 2017 was approximately 7%. As of March 31, 2018, the remaining unamortized debt discount and issuance costs will be amortized through the 2019 Maturity Date assuming no early conversion.

The 2019 Convertible Notes are convertible into cash, subject to satisfaction of certain conditions and during the periods described in the 2014 Indenture, based on an initial conversion rate of 62.2471 shares of Class A Common Stock per $1,000 principal amount of 2019 Convertible Notes (equivalent to an initial conversion price of approximately $16.065 per share of our Class A Common Stock). As of March 31, 2018, the if-converted value of the 2019 Convertible Notes did not exceed the principal amount.
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
In December 2017, we granted 1,308,533 restricted stock unit awards to employees and 84,250 restricted stock awards to non-employee directors with a grant date fair value of primarily $9.75 per share. Our long-term incentive awards are generally granted based on our share price as of October 1 each year, which was $9.50 for these fiscal 2018 awards. For the awards granted to employees, 190,725 vest on September 30, 2018 and 1,117,808 vest on September 30, 2020, subject to the achievement of certain earnings before interest, taxes, depreciation and amortization ("EBITDA") performance targets. As of March 31, 2018, we considered the achievement of these performance targets probable. The awards granted to non-employee directors vest on September 30, 2018 and are subject only to service conditions.
NOTE 8: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. We are unable to determine the ultimate outcome of any current litigation or regulatory actions. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations or liquidity. Except as noted below, we have not recorded a liability for any of these matters as of March 31, 2018 because we do not believe at this time that any loss is probable or that the amount of any probable loss can be reasonably estimated. The following is a description of significant proceedings.
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
On August 23, 2017, the parties agreed to a mediated settlement of all remaining claims and entered into a Memorandum of Understanding regarding that settlement. Under the terms of the proposed settlement, a settlement payment of $6.5 million, less attorney fees awarded to the plaintiff’s counsel and administrative costs of settlement, will be paid to the Company. Of such amount, $5.5 million will be funded by the Company’s insurance carriers and $1.0 million will be funded by Madison Park LLC. After the completion of confirmatory discovery, the parties agreed to a Stipulation and Agreement of Settlement, Compromise and Release and other settlement papers, which were filed with the Court on January 11, 2018.
On April 3, 2018, the Court approved the proposed settlement as presented, as well as a fee award of $1.3 million to the plaintiff’s attorneys, and entered a final and binding judgment to that effect, dismissing the action with prejudice. That judgment will be effective 30 days after its entry, and the settlement fund will be funded 30 business days after that. After payment of the approved fee to the plaintiff's attorneys, the balance of the settlement fund (estimated to be $5.1 million) will be paid to the Company. That gain contingency has not yet been recorded in the Company's financial statements, pending final resolution.
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
The plaintiff has filed a Motion for Class Certification and Appointment of Class Representative and Class Counsel. We have opposed that motion and on March 16, 2018 submitted a brief supporting our opposition. The plaintiff's class certification motion is currently pending before the Court. We cannot predict the outcome of the litigation, but we intend to continue to defend vigorously against all allegations and claims.
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

	Three Months Ended March 31, 2018
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$94,753	$20,192	$—	$114,945	$—	$114,945
Jewelry scrapping sales	8,177	3,348	—	11,525	—	11,525
Pawn service charges	59,114	15,253	—	74,367	—	74,367
Other revenues	76	174	1,647	1,897	—	1,897
Total revenues	162,120	38,967	1,647	202,734	—	202,734
Merchandise cost of goods sold	58,537	13,683	—	72,220	—	72,220
Jewelry scrapping cost of goods sold	6,512	3,062	—	9,574	—	9,574
Other cost of revenues	—	—	347	347	—	347
Net revenues	97,071	22,222	1,300	120,593	—	120,593
Segment and corporate expenses (income):
Operations	65,191	14,994	1,975	82,160	—	82,160
Administrative	—	—	—	—	13,341	13,341
Depreciation and amortization	3,531	916	47	4,494	1,957	6,451
Loss (gain) on sale or disposal of assets	107	(5)	—	102	(2)	100
Interest expense	—	2	—	2	5,827	5,829
Interest income	—	(763)	—	(763)	(3,505)	(4,268)
Equity in net income of unconsolidated affiliate	—	—	(876)	(876)	—	(876)
Other (income) expense	1	(1)	(35)	(35)	31	(4)
Segment contribution	$28,241	$7,079	$189	$35,509
Income from continuing operations before income taxes				$35,509	$(17,649)	$17,860

	Three Months Ended March 31, 2017
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$95,550	$14,688	$—	$110,238	$—	$110,238
Jewelry scrapping sales	9,056	1,163	—	10,219	—	10,219
Pawn service charges	59,661	7,431	—	67,092	—	67,092
Other revenues	56	147	1,876	2,079	—	2,079
Total revenues	164,323	23,429	1,876	189,628	—	189,628
Merchandise cost of goods sold	60,499	9,994	—	70,493	—	70,493
Jewelry scrapping cost of goods sold	7,890	951	—	8,841	—	8,841
Other cost of revenues	—	—	397	397	—	397
Net revenues	95,934	12,484	1,479	109,897	—	109,897
Segment and corporate expenses (income):
Operations	63,556	8,901	2,003	74,460	—	74,460
Administrative	—	—	—	—	13,283	13,283
Depreciation and amortization	2,660	660	50	3,370	2,660	6,030
Loss (gain) on sale or disposal of assets	(3)	74	—	71	—	71
Interest expense	—	3	—	3	5,625	5,628
Interest income	—	(342)	—	(342)	(1,898)	(2,240)
Equity in net income of unconsolidated affiliate	—	—	(1,243)	(1,243)	—	(1,243)
Other expense (income)	(4)	(48)	41	(11)	239	228
Segment contribution	$29,725	$3,236	$628	$33,589
Income from continuing operations before income taxes				$33,589	$(19,909)	$13,680

	Six Months Ended March 31, 2018
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$186,247	$42,286	$—	$228,533	$—	$228,533
Jewelry scrapping sales	16,702	7,036	—	23,738	—	23,738
Pawn service charges	118,819	31,908	—	150,727	—	150,727
Other revenues	150	343	3,751	4,244	—	4,244
Total revenues	321,918	81,573	3,751	407,242	—	407,242
Merchandise cost of goods sold	114,625	28,762	—	143,387	—	143,387
Jewelry scrapping cost of goods sold	13,354	6,557	—	19,911	—	19,911
Other cost of revenues	—	—	924	924	—	924
Net revenues	193,939	46,254	2,827	243,020	—	243,020
Segment and corporate expenses (income):
Operations	131,491	29,681	4,598	165,770	—	165,770
Administrative	—	—	—	—	26,659	26,659
Depreciation and amortization	6,330	1,761	94	8,185	3,989	12,174
Loss on sale or disposal of assets	123	5	—	128	11	139
Interest expense	—	3	—	3	11,673	11,676
Interest income	—	(1,400)	—	(1,400)	(7,138)	(8,538)
Equity in net income of unconsolidated affiliate	—	—	(2,326)	(2,326)	—	(2,326)
Other (income) expense	(3)	114	(118)	(7)	(179)	(186)
Segment contribution	$55,998	$16,090	$579	$72,667
Income from continuing operations before income taxes				$72,667	$(35,015)	$37,652

	Six Months Ended March 31, 2017
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$190,411	$31,340	$—	$221,751	$—	$221,751
Jewelry scrapping sales	17,901	2,116	—	20,017	—	20,017
Pawn service charges	120,706	15,399	—	136,105	—	136,105
Other revenues	107	278	3,994	4,379	—	4,379
Total revenues	329,125	49,133	3,994	382,252	—	382,252
Merchandise cost of goods sold	120,747	21,478	—	142,225	—	142,225
Jewelry scrapping cost of goods sold	15,440	1,745	—	17,185	—	17,185
Other cost of revenues	—	—	980	980	—	980
Net revenues	192,938	25,910	3,014	221,862	—	221,862
Segment and corporate expenses (income):
Operations	130,906	17,541	3,659	152,106	—	152,106
Administrative	—	—	—	—	27,210	27,210
Depreciation and amortization	5,277	1,291	100	6,668	5,735	12,403
(Gain) loss on sale or disposal of assets	(74)	68	—	(6)	—	(6)
Interest expense	—	5	—	5	11,188	11,193
Interest income	—	(409)	—	(409)	(4,447)	(4,856)
Equity in net income of unconsolidated affiliate	—	—	(2,721)	(2,721)	—	(2,721)
Other (income) expense	(9)	(37)	40	(6)	(189)	(195)
Segment contribution	$56,838	$7,451	$1,936	$66,225
Income from continuing operations before income taxes				$66,225	$(39,497)	$26,728

NOTE 10: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

	March 31, 2018	March 31, 2017	September 30, 2017

	(in thousands)
Gross pawn service charges receivable	$39,065	$35,177	$42,117
Allowance for uncollectible pawn service charges receivable	(8,572)	(8,149)	(10,569)
Pawn service charges receivable, net	$30,493	$27,028	$31,548

Gross inventory	$166,802	$143,237	$161,212
Inventory reserves	(8,160)	(6,229)	(6,801)
Inventory, net	$158,642	$137,008	$154,411

Prepaid expenses and other	$16,217	$13,326	$12,047
Accounts receivable and other	12,732	10,596	16,718
Restricted cash	273	7,089	—
Prepaid expenses and other current assets	$29,222	$31,011	$28,765

Property and equipment, gross	$239,954	$212,460	$224,240
Accumulated depreciation	(175,121)	(158,830)	(166,281)
Property and equipment, net	$64,833	$53,630	$57,959

Accounts payable	$10,542	$8,459	$13,064
Accrued expenses and other	50,147	53,880	48,479
Accounts payable, accrued expenses and other current liabilities	$60,689	$62,339	$61,543
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
Our vision is to be the leader internationally in responsibly and respectfully meeting our customers' desire for access to cash whenever they want it. That vision is supported by four key imperatives:

•	Market Leading Customer Satisfaction;

•	Exceptional Staff Engagement;

•	Most Efficient Provider of Cash; and

•	Attractive Shareholder Returns.
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
Store Data by Segment

	Three Months Ended March 31, 2018
	Company-owned Stores
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of December 31, 2017	513	383	27	923
New locations opened	—	4	—	4
Locations sold, combined or closed	(3)	—	—	(3)
As of March 31, 2018	510	387	27	924

	Three Months Ended March 31, 2017
	Company-owned Stores
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of December 31, 2016	517	239	27	783
New locations opened	—	2	—	2
Locations sold, combined or closed	—	(1)	—	(1)
As of March 31, 2017	517	240	27	784

	Six Months Ended March 31, 2018
	Company-owned Stores
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2017	513	246	27	786
New locations opened	—	8	—	8
Locations acquired	—	133	—	133
Locations sold, combined or closed	(3)	—	—	(3)
As of March 31, 2018	510	387	27	924

	Six Months Ended March 31, 2017
	Company-owned Stores
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2016	520	239	27	786
New locations opened	—	2	—	2
Locations sold, combined or closed	(3)	(1)	—	(4)
As of March 31, 2017	517	240	27	784

Results of Operations
Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017
These tables, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes. All comparisons, unless otherwise noted, are to the prior-year quarter.
U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Three Months Ended March 31,		Change
	2018	2017

	(in thousands)
Net revenues:
Pawn service charges	$59,114	$59,661	(1)%

Merchandise sales	94,753	95,550	(1)%
Merchandise sales gross profit	36,216	35,051	3%
Gross margin on merchandise sales	38%	37%	100bps

Jewelry scrapping sales	8,177	9,056	(10)%
Jewelry scrapping sales gross profit	1,665	1,166	43%
Gross margin on jewelry scrapping sales	20%	13%	700bps

Other revenues	76	56	36%
Net revenues	97,071	95,934	1%

Segment operating expenses:
Operations	65,191	63,556	3%
Depreciation and amortization	3,531	2,660	33%
Segment operating contribution	28,349	29,718	(5)%

Other segment expenses (income)	108	(7)	*
Segment contribution	$28,241	$29,725	(5)%

Other data:
Net earning assets — continuing operations (a)	$256,587	$245,323	5%
Inventory turnover	1.9	2.2	(14)%
Average monthly ending pawn loan balance per store (b)	$264	$264	—%
Monthly average yield on pawn loans outstanding	15%	14%	100bps
Pawn loan redemption rate (c)	85%	85%	—

*	Represents an increase or decrease that is not meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(c)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

Net revenue was up 1%, primarily due to higher gross margins from our merchandise sales. The change in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(0.3)	$1.4	$1.1
New stores and other	(0.2)	(0.2)	(0.4)
Total	$(0.5)	$1.2	$0.7
Change in jewelry scrapping sales gross profit and other revenues			0.4
Total change in net revenue			$1.1
Pawn service charges decreased 1% with flat average ending monthly pawn loan balances outstanding per store during the current quarter and a slightly higher yield. The flat average loan balance was primarily a result of the longer recovery to rebuild the loan portfolio for locations impacted by the hurricanes, partially offset by other positive operating trends.
Merchandise sales decreased 1% with gross margin on merchandise sales of 38%, a 100 basis point improvement over the prior-year quarter. As a net result, merchandise sales gross profit increased 3% to $36.2 million. The increase in merchandise sales gross profit is due to enhanced discipline in pricing and discounting. We expect sales gross margin for the full fiscal year to be within our target range of 35-38% as we expect to accept a slightly lower margin in order to sell through a greater amount of inventory.
Jewelry scrapping sales gross profit remained relatively flat at 2% of current quarter net revenues, in-line with our strategy to sell rather than scrap merchandise, with a 700 basis point increase in gross margin to 20% due primarily to improvements in lending practices and gold prices.
Segment contribution decreased 5% due to a 3% increase in operations expenses, comprised primarily of labor, and a 33% increase in depreciation and amortization, including a one-time charge of $0.5 million for the retirement of certain assets.
Non-GAAP Financial Information
In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos and other Latin American currencies. As GPMX was not acquired until fiscal 2018, such results included on a constant currency basis reflect the actual exchange rates in effect during the three and six months ended March 31, 2018 without adjustment. We believe that presentation of constant currency results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in Mexican pesos to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. The end-of-period Mexican peso to U.S. dollar exchange rate as of March 31, 2018 and 2017 was 18.3 to 1 and 18.7 to 1, respectively. The approximate average Mexican peso to U.S. dollar exchange rate for the three months ended March 31, 2018 and 2017 was 18.7 to 1 and 20.4 to 1, respectively. The approximate average Mexican peso to U.S. dollar exchange rate for the six months ended March 31, 2018 and 2017 was 18.8 to 1 and 20.1 to 1, respectively.
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

	Three Months Ended March 31,
	2018 (GAAP)	2017 (GAAP)	Change (GAAP)	2018 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$15,253	$7,431	105%	$14,576	96%

Merchandise sales	20,192	14,688	37%	18,839	28%
Merchandise sales gross profit	6,509	4,694	39%	6,061	29%
Gross margin on merchandise sales	32%	32%	—	32%	—

Jewelry scrapping sales	3,348	1,163	188%	3,220	177%
Jewelry scrapping sales gross profit	286	212	35%	266	25%
Gross margin on jewelry scrapping sales	9%	18%	(900)bps	8%	(1,000)bps

Other revenues	174	147	18%	161	10%
Net revenues	22,222	12,484	78%	21,064	69%

Segment operating expenses:
Operations	14,994	8,901	68%	14,169	59%
Depreciation and amortization	916	660	39%	855	30%
Segment operating contribution	6,312	2,923	116%	6,040	107%

Other segment income (a)	(767)	(313)	145%	(709)	127%
Segment contribution	$7,079	$3,236	119%	$6,749	109%

Other data:
Net earning assets — continuing operations (b)	$61,438	$34,926	76%	$60,602	74%
Inventory turnover	2.7	2.6	4%	2.7	4%
Average monthly ending pawn loan balance per store (c)	$88	$67	31%	$85	27%
Monthly average yield on pawn loans outstanding	15%	16%	(100)bps	15%	(100)bps
Pawn loan redemption rate (d)	80%	79%	100bps	80%	100bps

(a)
The three months ended March 31, 2018 constant currency balance excludes nominal net GAAP basis foreign currency transaction gains resulting from movement in exchange rates. The net foreign currency transaction gains for the three months ended March 31, 2017 were nominal and are not excluded from the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(d)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.
We opened four de novo stores in the current quarter. We see opportunity for further expansion in Latin America through de novo openings and acquisitions, and plan to open five to seven additional de novo stores in Latin America during the second half of fiscal 2018.

Net revenue increased $9.7 million, or 78% ($8.6 million, or 69%, on a constant currency basis). The increase in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$1.2	$0.5	$1.7
New stores and other	6.6	1.3	7.9
Total	$7.8	$1.8	$9.6
Change in jewelry scrapping sales gross profit and other revenues			0.1
Total change in net revenue			$9.7

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$1.1	$0.4	$1.5
New stores and other	6.0	1.0	7.0
Total	$7.1	$1.4	$8.5
Change in jewelry scrapping sales gross profit and other revenues			—
Total change in net revenue			$8.5
Pawn service charges increased 105% (96% on a constant currency basis) primarily due to the acquisition of stores discussed above and same store growth. The average ending monthly pawn loan balance per store outstanding during the current quarter increased 31% (27% on a constant currency basis), including additions to store count from acquisitions discussed above and de novo stores, offset by foreign currency impacts.
Merchandise sales increased 37% (28% on a constant currency basis), with gross margin on merchandise sales of 32%, consistent with the prior-year quarter. As a result of the combination of these effects and acquisition of stores discussed above, offset by foreign currency impacts, merchandise sales gross profit was up 39% to $6.5 million (29% to $6.1 million on a constant currency basis).
Jewelry scrapping sales increased 188% (177% on a constant currency basis) with a 900 basis point decline in margin, primarily due to the acquisition of stores discussed above.
We leveraged a 78% increase in net revenue (69% on a constant currency basis) into a 116% increase in segment operating contribution (107% on a constant currency basis) due to focused expense management in addition to greater operational leverage from the acquisition of stores discussed above, resulting in only a 68% increase (59% on a constant currency basis) in operations expenses. After a $0.5 million improvement in other segment income, primarily interest income from our notes receivable, segment contribution increased 119% (109% on a constant currency basis).

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Three Months Ended March 31,		Percentage Change
	2018	2017

	(in thousands)
Net revenues:
Consumer loan fees, interest and other	$1,647	$1,876	(12)%
Consumer loan bad debt	(347)	(397)	(13)%
Net revenues	1,300	1,479	(12)%

Segment operating expenses (income):
Operating expenses	2,022	2,053	(2)%
Equity in net income of unconsolidated affiliate	(876)	(1,243)	(30)%
Segment operating contribution	154	669	(77)%

Other segment (income) expense	(35)	41	*
Segment contribution	$189	$628	(70)%

*	Represents an increase or decrease that is not meaningful.
Segment contribution was $0.2 million, a decrease of 70% from the prior-year quarter, primarily due to a $0.4 million decrease in equity in net income of our unconsolidated affiliate. We began introducing installment loans in several of our Canada stores during the current quarter due to regulatory changes impacting the economic returns of our payday lending model, which took effect January 1, 2018.
We have taken impairment charges on this investment in prior periods and continue to monitor the fair value of our investment for other-than-temporary impairments. We may record a further impairment charge should the fair value of our investment fall below its carrying value for an extended period of time.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended March 31,		Percentage Change
	2018	2017

	(in thousands)
Segment contribution	$35,509	$33,589	6%
Corporate expenses (income):
Administrative	13,341	13,283	—%
Depreciation and amortization	1,957	2,660	(26)%
Gain on sale or disposal of assets	(2)	—	*
Interest expense	5,827	5,625	4%
Interest income	(3,505)	(1,898)	85%
Other expense	31	239	(87)%
Income from continuing operations before income taxes	17,860	13,680	31%
Income tax expense	5,921	5,449	9%
Income from continuing operations, net of tax	11,939	8,231	45%
Loss from discontinued operations, net of tax	(500)	(375)	33%
Net income	11,439	7,856	46%
Net loss attributable to noncontrolling interest	(374)	(167)	124%
Net income attributable to EZCORP, Inc.	$11,813	$8,023	47%

*	Represents an increase or decrease that is not meaningful.
Administrative expenses were flat in the current quarter, as we continue to focus on controlling administrative expenditures despite the growth of the business.
Depreciation and amortization expense decreased $0.7 million, or 26%, primarily due to acceleration of depreciation in the prior-year quarter for certain assets resulting from a decrease in useful life estimates.
Interest expense increased $0.2 million, or 4%, primarily due to an increase in long-term debt outstanding during the current quarter, offset by a decrease in the weighted interest rates accrued thereon.
Interest income increased $1.6 million, or 85%, as a result of our note receivable from the sale of Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") which was restructured in September 2017, including ordinary accruals of interest in addition to accretion of associated deferred compensation amounts. Grupo Finmart has continued to make timely monthly principal and interest payments on the notes following the restructuring.
Income tax expense increased $0.5 million, or 9%, due primarily to the impacts of a $4.2 million, or 31%, increase in income from continuing operations before income taxes, offset by the lower rates dictated by the Act. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations.
Loss from discontinued operations was comprised of the write-off of balances from a discontinued business which we previously anticipated to collect.

Results of Operations
Six Months Ended March 31, 2018 vs. Six Months Ended March 31, 2017
These tables, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes. All comparisons, unless otherwise noted, are to the prior-year six-months.
U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Six Months Ended March 31,		Change
	2018	2017

	(in thousands)
Net revenues:
Pawn service charges	$118,819	$120,706	(2)%

Merchandise sales	186,247	190,411	(2)%
Merchandise sales gross profit	71,622	69,664	3%
Gross margin on merchandise sales	38%	37%	100bps

Jewelry scrapping sales	16,702	17,901	(7)%
Jewelry scrapping sales gross profit	3,348	2,461	36%
Gross margin on jewelry scrapping sales	20%	14%	600bps

Other revenues	150	107	40%
Net revenues	193,939	192,938	1%

Segment operating expenses:
Operations	131,491	130,906	—%
Depreciation and amortization	6,330	5,277	20%
Segment operating contribution	56,118	56,755	(1)%

Other segment expenses (income)	120	(83)	*
Segment contribution	$55,998	$56,838	(1)%

Other data:
Average monthly ending pawn loan balance per store (b)	$273	$275	(1)%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate (c)	84%	84%	—

*	Represents an increase or decrease that is not meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(c)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

Net revenue increased $1.0 million, or 1%, primarily due to higher gross margins in our merchandise sales offset by the impacts of the hurricanes affecting the Texas Gulf Coast and Florida in the fourth quarter of fiscal 2017, as previously disclosed. The change in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(1.5)	$2.2	$0.7
New stores and other	(0.4)	(0.2)	(0.6)
Total	$(1.9)	$2.0	$0.1
Change in jewelry scrapping sales gross profit and other revenues			0.9
Total change in net revenue			$1.0
Pawn service charges decreased 2% primarily due to a 1% decrease in average ending monthly pawn loan balances per store outstanding during the current six-months and a slightly higher yield. The lower average loan balance was primarily a result of the longer recovery to rebuild the loan portfolio for locations impacted by the hurricanes, partially offset by other positive operating trends.
Merchandise sales decreased 2% with gross margin on merchandise sales of 38%, a 100 basis point improvement over the prior-year six-months. As a net result, merchandise sales gross profit increased 3% to $71.6 million. The increase in merchandise sales gross profit is due to enhanced discipline in pricing and discounting. We expect sales gross margin for the full fiscal year to be within our target range of 35-38% as we expect to accept a slightly lower margin in order to sell through a greater amount of inventory.
Jewelry scrapping sales gross profit remained relatively flat at 2% of current six-month net revenues, in-line with our strategy to sell rather than scrap merchandise, with a 600 basis point increase in gross margin to 20% due primarily to improvements in lending practices and gold prices.
Segment contribution decreased 1% primarily due to a 20% increase in depreciation and amortization, including a one-time charge of $0.5 million for the retirement of certain assets.

Latin America Pawn
The following table presents selected summary financial data from continuing operations for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies of the Mexican peso, Guatemalan quetzal, Honduran lempira and Peruvian sol. See “Results of Operations — Non-GAAP Financial Information” above.

	Six Months Ended March 31,
	2018 (GAAP)	2017 (GAAP)	Change (GAAP)	2018 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$31,908	$15,399	107%	$30,784	100%

Merchandise sales	42,286	31,340	35%	40,049	28%
Merchandise sales gross profit	13,524	9,862	37%	12,788	30%
Gross margin on merchandise sales	32%	31%	100bps	32%	100bps

Jewelry scrapping sales	7,036	2,116	233%	6,849	224%
Jewelry scrapping sales gross profit	479	371	29%	453	22%
Gross margin on jewelry scrapping sales	7%	18%	(1,100)bps	7%	(1,100)bps

Other revenues	343	278	23%	323	16%
Net revenues	46,254	25,910	79%	44,348	71%

Segment operating expenses:
Operations	29,681	17,541	69%	28,400	62%
Depreciation and amortization	1,761	1,291	36%	1,668	29%
Segment operating contribution	14,812	7,078	109%	14,280	102%

Other segment income (a)	(1,278)	(373)	243%	(1,148)	208%
Segment contribution	$16,090	$7,451	116%	$15,428	107%

Other data:
Average monthly ending pawn loan balance per store (c)	$89	$67	33%	$87	30%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate (d)	79%	79%	—	79%	—

(a)
The six months ended March 31, 2018 constant currency balance excludes nominal net GAAP basis foreign currency transaction gains resulting from movement in exchange rates. The net foreign currency transaction gains for the six months ended March 31, 2017 were nominal and are not excluded from the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(d)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.
Our Latin America business continues to grow rapidly. In the current six-months, we acquired 112 pawn stores located in Guatemala, El Salvador, Honduras and Peru and 21 pawn stores located in Mexico, and we opened eight de novo stores.

Net revenue increased $20.3 million, or 79% ($18.4 million, or 71%, on a constant currency basis). The increase in net revenue attributable to same stores and new stores added since the prior-year six-months is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$2.9	$1.3	$4.2
New stores and other	13.6	2.3	15.9
Total	$16.5	$3.6	$20.1
Change in jewelry scrapping sales gross profit and other revenues			0.2
Total change in net revenue			$20.3

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$2.7	$1.0	$3.7
New stores and other	12.7	1.9	14.6
Total	$15.4	$2.9	$18.3
Change in jewelry scrapping sales gross profit and other revenues			0.1
Total change in net revenue			$18.4
Pawn service charges increased 107% (100% on a constant currency basis) primarily due to the acquisition of stores discussed above and same store growth. The average ending monthly pawn loan balance per store outstanding during the current six-months increased 33% (30% on a constant currency basis), including additions to store count from acquisitions discussed above and de novo stores, offset by foreign currency impacts.
Merchandise sales increased 35% (28% on a constant currency basis), with gross margin on merchandise sales of 32%, 100 basis points above the prior-year six-months. As a result of the combination of these effects, offset by foreign currency impacts, merchandise sales gross profit was up 37% to $13.5 million (30% to $12.8 million on a constant currency basis).
Jewelry scrapping sales increased 233% (224% on a constant currency basis) with a 1,100 basis point decline in margin, primarily due to the acquisition of stores discussed above.
We leveraged a 79% increase in net revenue (71% on a constant currency basis) into a 109% increase in segment operating contribution (102% on a constant currency basis) due to focused expense management in addition to greater operational leverage from the acquisition of stores discussed above, resulting in only a 69% increase (62% increase on a constant currency basis) in operations expenses. After a $0.9 million improvement in other segment income, primarily interest income from our notes receivable, segment contribution increased 116% (107% on a constant currency basis).

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Six Months Ended March 31,		Percentage Change
	2018	2017

	(in thousands)
Net revenues:
Consumer loan fees, interest and other	$3,751	$3,994	(6)%
Consumer loan bad debt	924	980	(6)%
Net revenues	2,827	3,014	(6)%

Segment operating expenses (income):
Operating expenses	4,692	3,759	25%
Equity in net income of unconsolidated affiliate	(2,326)	(2,721)	(15)%
Segment operating contribution	461	1,976	(77)%

Other segment (income) expense	(118)	40	*
Segment contribution	$579	$1,936	(70)%

*	Represents an increase or decrease that is not meaningful.
Segment contribution was $0.6 million, a decrease of 70% from the prior-year six-months, primarily due to a $0.9 million increase in operating expenses from further investment in the development of a digital IT platform that enables greater intimacy with our customers to drive future revenue enhancement.
We have taken impairment charges on this investment in prior periods and continue to monitor the fair value of our investment for other-than-temporary impairments. We may record a further impairment charge should the fair value of our investment fall below its carrying value for an extended period of time.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Six Months Ended March 31,		Percentage Change
	2018	2017

	(in thousands)
Segment contribution	$72,667	$66,225	10%
Corporate expenses (income):
Administrative	26,659	27,210	(2)%
Depreciation and amortization	3,989	5,735	(30)%
Loss on sale or disposal of assets	11	—	*
Interest expense	11,673	11,188	4%
Interest income	(7,138)	(4,447)	61%
Other income	(179)	(189)	(5)%
Income from continuing operations before income taxes	37,652	26,728	41%
Income tax expense	13,358	10,231	31%
Income from continuing operations, net of tax	24,294	16,497	47%
Loss from discontinued operations, net of tax	(722)	(1,603)	(55)%
Net income	23,572	14,894	58%
Net loss attributable to noncontrolling interest	(989)	(294)	236%
Net income attributable to EZCORP, Inc.	$24,561	$15,188	62%

*	Represents an increase or decrease that is not meaningful.
Administrative expenses decreased $0.6 million, or 2%, including the impact of $0.4 million of acquisition-related expenses in the current six-months, as we continue to focus on controlling administrative expenditures despite the growth of the business.
Depreciation and amortization expense decreased $1.7 million, or 30%, primarily due to acceleration of depreciation in the prior-year six-months for certain assets resulting from a decrease in useful life estimates.
Interest expense increased $0.5 million, or 4%, primarily due to an increase in long-term debt outstanding during the current six-months, offset by a decrease in the weighted interest rates accrued thereon.
Interest income increased $2.7 million, or 61%, as a result of our note receivable from the sale of Grupo Finmart which was restructured in September 2017, including ordinary accruals of interest in addition to accretion of associated deferred compensation amounts. Grupo Finmart has continued to make timely monthly principal and interest payments on the notes following the restructuring.
Income tax expense increased $3.1 million, or 31%, due primarily to the impacts of a $10.9 million, or 41%, increase in income from continuing operations before income taxes and the impact of certain discrete items discussed below. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law. Among other things, the Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The corporate tax rate reduction was effective as of January 1, 2018 and, accordingly, reduced our current fiscal year federal statutory rate to a blended rate of 24.5%, and will further reduce it to 21% beginning in fiscal 2019. As of March 31, 2018, while we are able to make reasonable estimates of the impact of the reduction in the corporate rate and the deemed repatriation transition tax, the final impact of the Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the Internal Revenue Service, and actions we may take. We are continuing to gather additional information to determine the final impact of the Act. We recognized $2.8 million for the revaluation of our deferred tax assets and liabilities upon enactment of the Act, which is included as a component of

"Income tax expense" in our condensed consolidated statements of operations in the current six-months. We anticipate recording another charge in the fiscal quarter ending September 30, 2018 as we have balances related to our short-term deferred tax assets and liabilities that are recorded at 24.5% but reverse at 21% in fiscal 2019. We believe we have adequate foreign tax credit carryforwards to fully offset any transition tax on the total post-1986 foreign earnings and profit of our foreign subsidiaries as required under the Act.
Loss from discontinued operations was primarily comprised of the write-off of balances from a discontinued business which we previously anticipated to collect.
Liquidity and Capital Resources
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Six Months Ended March 31,		Percentage Change
	2018	2017

	(in thousands)
Cash flows from operating activities	$45,541	$20,692	120%
Cash flows from investing activities	(49,474)	33,745	*
Cash flows from financing activities	(311)	(767)	59%
Effect of exchange rate changes on cash and cash equivalents	(237)	692	*
Net (decrease) increase in cash and cash equivalents	$(4,481)	$54,362	*

*	Represents an increase or decrease that is not meaningful.
Change in Cash and Cash Equivalents for the Six Months Ended March 31, 2018 vs. Six Months Ended March 31, 2017
The increase in cash flows from operating activities year-over-year was due to an $11.8 million increase in the changes in operating assets and liabilities and a $13.0 million increase in net income exclusive of non-cash items due to improved operational results and stores acquired in the current six-months. The increase from changes in operating assets and liabilities was primarily driven by $10.1 million in additional accrued incentive compensation paid out during the three months ended December 31, 2016 as compared to the three months ended December 31, 2017.
The decrease in cash flows from investing activities year-over-year was due to $63.8 million in cash paid for acquisitions, a $11.2 million increase in net additions to property and equipment and capitalized labor as we continue our store refresh program, a $5.9 million decrease in principal collections on notes receivable due to contractual amortization schedules and a $2.3 million net decrease in proceeds related to loan activities (net loans repaid and recovery of pawn loan principal through sale of forfeited collateral).
The net effect of these and other smaller items was a $4.5 million decrease in cash on hand during the six-month period ended March 31, 2018, resulting in a $159.9 million ending cash balance compared to $120.1 million as of March 31, 2017. Of the ending cash balance as of March 31, 2018, $18.1 million was not available to fund domestic operations as we intend to permanently reinvest those earnings in our foreign operations.
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
2.875% Convertible Senior Notes Due 2024 and 2.125% Cash Convertible Senior Notes Due 2019
For a description of the terms of the 2.875% Convertible Senior Notes Due 2024 ("2024 Convertible Notes") and 2.125% Cash Convertible Senior Notes Due 2019, see Note 6 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements" and Note 8 to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended September 30, 2017.
During the second quarter of fiscal 2018, the closing market price of our Class A Non-Voting Common Stock ("Class A Common Stock") met the threshold based on at least 20 of the final 30 trading days of the quarter for the 2024 Convertible Notes to become convertible at the option of the holders during the third quarter of fiscal 2018 (April 1, 2018 to June 30, 2018). If presented for conversion, the notes may be converted into cash, shares of our Class A Common Stock or a combination of cash and shares of our Class A Common Stock, at our discretion. This trading condition for conversion is evaluated on a quarterly basis and may not be met in future periods. We have classified this obligation as current on our condensed consolidated balance sheet as of March 31, 2018. However, we believe it is unlikely that any holder of these notes will in fact convert their notes during the third quarter, based on the economic benefits of holding this instrument until closer to maturity. As such, we do not expect a significant use of cash over the next twelve months to repay any of the 2024 Convertible Notes.
Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2017, we reported that we had $631.0 million in total contractual obligations as of September 30, 2017. There have been no material changes to this total obligation since September 30, 2017, other than the reclassification of our 2.875% Convertible Senior Notes Due 2024 to current as discussed in Note 6 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2017, these collectively amounted to $21.4 million.
Recently Adopted Accounting Policies and Recently Issued Accounting Pronouncements
We do not expect any material impacts of adopting Financial Accounting Standards Board ("FASB") Accounting Standards Updates ("ASU") included in Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements" on our results of operations, however expect ASU 2016-02 regarding lease accounting to have a material impact on our consolidation financial position upon adoption. Please refer to Note 1, Summary of Significant Accounting Policies, of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended September 30, 2017 for discussion of our critical accounting policies and estimates including discussions of variability where applicable. Additional information around our timeline of adoption including the currently known impacts of FASB ASU 2016-13, 2016-02 and 2014-09 is included in Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 8 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2017, as supplemented by the information set forth below. These factors are further supplemented by those discussed in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and "Part II, Item 1 — Legal Proceedings" of this Quarterly Report.
Our 2024 Convertible Notes may be converted during the third quarter of fiscal 2018 due to the satisfaction of the stock trading price condition as of the end of the second quarter.
Holders of our 2024 Convertible Notes are entitled to convert their notes at any time during the third quarter of fiscal 2018 (commencing April 1 and ending June 30) because the stock trading price condition (which requires our Class A Non-Voting Common Stock ("Class A Common Stock") to trade at or above $13.00 per share for a specified number of days) was satisfied during the second quarter. We believe it to be unlikely that any holder will convert their notes because (1) conversion will eliminate the 2.875% coupon interest and the optionality feature and (2) the notes themselves currently trade in excess of the aggregate trading price of the as-converted shares. Nevertheless, the satisfaction of the conversion conditions has required us to reclassify the 2024 Convertible Notes from a non-current liability to a current liability as of March 31, 2018.
In the unlikely event that one or more holders do elect to convert their notes, we may choose to settle the obligation through the payment of cash, the delivery of Class A Common Stock or a combination of cash and shares, although it continues to be our intention to settle the principal portion of the notes in cash and the remainder in Class A Common Stock.
The stock trading price condition is measured on a quarter-by-quarter basis. While the 2024 Convertible Notes are eligible to be converted during the third quarter, that convertibility will end on June 30, 2018, and whether the notes will be convertible after that will depend on whether the stock trading price condition is satisfied during the third quarter or any subsequent quarter. If the notes are not convertible in any subsequent quarter, we will be required to reclassify them back to a non-current liability. Thus, to the extent that our Class A Common Stock trades at or around $13.00 per share (which is 130% of the conversion price), we may experience volatility in our current liabilities from quarter to quarter.
ITEM 5. OTHER INFORMATION
The Company has extended an offer of employment to Nicholas Cohen, the son of Phillip E. Cohen, the beneficial owner of all of our Class B Voting Common Stock. It is expected that Nicholas Cohen will join the Company as Director of Financial Planning and Analysis effective May 21, 2018. Under the terms of his employment, Nicholas Cohen will receive an annual base salary of $125,000 and a target short-term incentive bonus of 20% of base salary ($25,000), and will be eligible for healthcare and other benefits typically provided to similarly positioned employees. Nicholas Cohen received a Bachelor of Arts degree in Economics from Vassar College in 2007 and an MBA (specializing in Accounting &Finance) from New York University’s Stern School of Business in 2016. He has finance and operational experience at a variety of companies since 2005.
The Company considers the employment relationship with Nicholas Cohen to be a related party transaction that is subject to the Company’s Policy for Review and Evaluation of Related Party Transactions. Accordingly, prior to the Company’s extending the offer of employment, the Audit Committee reviewed and approved the extension of the offer and the terms of employment.

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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2018, March 31, 2017 and September 30, 2017; (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2018 and March 31, 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended March 31, 2018 and March 31, 2017; (iv) Condensed Consolidated Statements of Stockholders' Equity for the six months ended March 31, 2018 and March 31, 2017; (v) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2018 and March 31, 2017; and (vi) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	May 2, 2018	/s/ David McGuire
David McGuire, Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)