Form 10-Q
period 2018-06-30
EZCORP INC
filed 2018-08-01
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
As of July 24, 2018, 51,494,246 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	June 30, 2018	June 30, 2017	September 30, 2017

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$285,031	$113,729	$164,393
Pawn loans	183,054	168,262	169,242
Pawn service charges receivable, net	33,388	30,585	31,548
Inventory, net	151,145	135,053	154,411
Notes receivable, net	37,906	22,024	32,598
Prepaid expenses and other current assets	43,448	31,993	28,765
Total current assets	733,972	501,646	580,957
Investment in unconsolidated affiliate	61,056	41,725	43,319
Property and equipment, net	71,587	53,022	57,959
Goodwill	292,544	254,469	254,760
Intangible assets, net	59,678	32,551	32,420
Non-current notes receivable, net	13,432	41,253	28,377
Deferred tax asset, net	4,269	36,506	16,856
Other assets, net	3,575	9,145	9,715
Total assets	$1,240,113	$970,317	$1,024,363

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$195,796	$—	$—
Accounts payable, accrued expenses and other current liabilities	61,813	64,830	61,543
Customer layaway deposits	11,938	11,091	11,032
Total current liabilities	269,547	75,921	72,575
Long-term debt, net	222,897	260,414	284,807
Other long-term liabilities	11,111	9,680	7,055
Total liabilities	503,555	346,015	364,437
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million; issued and outstanding: 51,494,246 as of June 30, 2018; 51,326,582 as of June 30, 2017; and 51,427,832 as of September 30, 2017	515	513	514
Class B Voting Common Stock, convertible, par value $.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	395,428	322,559	348,532
Retained earnings	392,315	340,256	351,666
Accumulated other comprehensive loss	(48,040)	(37,921)	(38,367)
EZCORP, Inc. stockholders’ equity	740,248	625,437	662,375
Noncontrolling interest	(3,690)	(1,135)	(2,449)
Total equity	736,558	624,302	659,926
Total liabilities and equity	$1,240,113	$970,317	$1,024,363
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$104,737	$97,921	$333,270	$319,672
Jewelry scrapping sales	20,428	17,641	44,166	37,658
Pawn service charges	72,874	65,878	223,601	201,983
Other revenues	1,903	2,193	6,147	6,572
Total revenues	199,942	183,633	607,184	565,885
Merchandise cost of goods sold	66,896	62,615	210,283	204,840
Jewelry scrapping cost of goods sold	17,625	15,010	37,536	32,195
Other cost of revenues	349	453	1,273	1,433
Net revenues	115,072	105,555	358,092	327,417
Operating expenses:
Operations	83,032	74,246	248,802	226,352
Administrative	13,268	14,095	39,927	41,305
Depreciation and amortization	6,124	5,843	18,298	18,246
Loss on sale or disposal of assets	314	17	453	11
Total operating expenses	102,738	94,201	307,480	285,914
Operating income	12,334	11,354	50,612	41,503
Interest expense	7,394	5,654	19,070	16,847
Interest income	(4,358)	(2,053)	(12,896)	(6,909)
Equity in net income of unconsolidated affiliate	(1,151)	(1,047)	(3,477)	(3,768)
Other income	(5,287)	(99)	(5,473)	(294)
Income from continuing operations before income taxes	15,736	8,899	53,388	35,627
Income tax expense	1,553	3,432	14,911	13,663
Income from continuing operations, net of tax	14,183	5,467	38,477	21,964
Income (loss) from discontinued operations, net of tax	91	(265)	(631)	(1,868)
Net income	14,274	5,202	37,846	20,096
Net loss attributable to noncontrolling interest	(359)	(58)	(1,348)	(352)
Net income attributable to EZCORP, Inc.	$14,633	$5,260	$39,194	$20,448

Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.27	$0.10	$0.73	$0.41
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.25	$0.10	$0.70	$0.41

Weighted-average basic shares outstanding	54,464	54,295	54,453	54,247
Weighted-average diluted shares outstanding	57,954	54,367	57,080	54,310
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

	(Unaudited)
	(in thousands)
Net income	$14,274	$5,202	$37,846	$20,096
Other comprehensive gain (loss):
Foreign currency translation gain (loss), net of income tax benefit (expense) from our unconsolidated affiliate of $135 and ($76) for the three and nine months ended June 30, 2018 respectively, and ($820) and ($290) for the three and nine months ended June 30, 2017, respectively.	(7,576)	4,608	(8,111)	6,163
Other comprehensive gain (loss), net of tax	(7,576)	4,608	(8,111)	6,163
Comprehensive income	6,698	9,810	29,735	26,259
Comprehensive loss attributable to noncontrolling interest	(358)	(73)	(1,241)	(357)
Comprehensive income attributable to EZCORP, Inc.	$7,056	$9,883	$30,976	$26,616
See accompanying notes to unaudited interim condensed consolidated financial statements.
EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2016)
	(in thousands)
Balances as of September 30, 2016	54,099	$541	$318,723	$319,808	$(44,089)	$(778)	$594,205
Stock compensation	—	—	5,126	—	—	—	5,126
Release of restricted stock	198	2	—	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(767)	—	—	—	(767)
Reclassification of Cash Convertible Notes Warrants to liabilities	—	—	(523)	—	—	—	(523)
Foreign currency translation adjustment	—	—	—	—	6,168	(5)	6,163
Net income (loss)	—	—	—	20,448	—	(352)	20,096
Balances as of June 30, 2017	54,297	$543	$322,559	$340,256	$(37,921)	$(1,135)	$624,302

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2017)
	(in thousands)
Balances as of September 30, 2017	54,398	$544	$348,532	$351,666	$(38,367)	$(2,449)	$659,926
Stock compensation	—	—	8,150	—	—	—	8,150
Release of restricted stock	66	1	—	—	—	—	1
Taxes paid related to net share settlement of equity awards	—	—	(311)	—	—	—	(311)
Reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act	—	—	—	1,455	(1,455)	—	—
Foreign currency translation adjustment	—	—	—	—	(8,218)	107	(8,111)
Equity classified conversion feature of 2025 Convertible Notes, net of tax	—	—	39,057	—	—	—	39,057
Net income (loss)	—	—	—	39,194	—	(1,348)	37,846
Balances as of June 30, 2018	54,464	$545	$395,428	$392,315	$(48,040)	$(3,690)	$736,558
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2018	2017

	(Unaudited)
	(in thousands)
Operating activities:
Net income	$37,846	$20,096
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,298	18,246
Amortization of debt discount and deferred financing costs	12,126	8,595
Accretion of notes receivable discount and deferred compensation fee	(7,222)	(2,898)
Deferred income taxes	3,135	(871)
Other adjustments	1,948	1,397
Stock compensation expense	8,216	5,145
Income from investment in unconsolidated affiliate	(3,477)	(3,768)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	1,601	604
Inventory	988	1,470
Prepaid expenses, other current assets and other assets	(3,617)	6,808
Accounts payable, accrued expenses and other liabilities	(4,313)	(29,464)
Customer layaway deposits	935	288
Income taxes, net of excess tax benefit from stock compensation	2,586	9,873
Net cash provided by operating activities	69,050	35,521
Investing activities:
Loans made	(512,914)	(472,676)
Loans repaid	318,636	288,833
Recovery of pawn loan principal through sale of forfeited collateral	202,078	187,819
Additions to property and equipment and capitalized labor, net	(33,917)	(14,887)
Acquisitions, net of cash acquired	(93,165)	—
Investment in unconsolidated affiliate	(14,036)	—
Principal collections on notes receivable	16,210	23,336
Net cash (used in) provided by investing activities	(117,108)	12,425
Financing activities:
Taxes paid related to net share settlement of equity awards	(311)	(767)
Proceeds from borrowings, net of issuance costs and other	170,468	—
Net cash provided by (used in) financing activities	170,157	(767)
Effect of exchange rate changes on cash and cash equivalents	(1,461)	813
Net increase in cash and cash equivalents	120,638	47,992
Cash and cash equivalents at beginning of period	164,393	65,737
Cash and cash equivalents at end of period	$285,031	$113,729

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$197,163	$182,682
Dividend reinvestment acquisition of additional ownership in unconsolidated affiliate	—	1,153
Deferred acquisition consideration	1,143	—
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
June 30, 2018
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
Our business is subject to seasonal variations, and operating results for the three and nine months ended June 30, 2018 and 2017 (the "current quarter" and "current nine-months" and "prior-year quarter" and "prior-year nine-months," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2017.
Reclassifications to Prior Period Financial Statements
We have reclassified certain capitalized labor expenditures in the previous period on our condensed consolidated statements of cash flows from "Prepaid expenses, other current assets and other assets" in operating cash flows to "Additions to property and equipment and capitalized labor, net" in investing cash flows. Additionally, we have reclassified certain information included in Note 10 to conform to the current period presentation. These reclassifications do not have a material impact to prior periods presented.
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
Income Taxes
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law. Among other things, the Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The corporate tax rate reduction was effective as of January 1, 2018 and, accordingly, reduced our current fiscal year federal statutory rate to a blended rate of 24.5%, and will further reduce it to 21% beginning in fiscal 2019. As of June 30, 2018, while we are able to make reasonable estimates of the impact of the reduction in the corporate rate and the deemed repatriation transition tax, the final impact of the Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the Internal Revenue Service and actions we may take. We are continuing to gather additional information to determine the final impact of the Act. We recognized $2.8 million during the quarter ended December 31, 2017, as discussed below, for the revaluation of our deferred tax assets and liabilities upon enactment of the Act, which is included as a component of "Income tax expense" in our condensed consolidated statements of operations.
Provisional amounts

•
Deferred tax assets and liabilities: We remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally either 24.5% or 21%, depending on whether they are expected to reverse in fiscal 2018 or in future fiscal years. We also recorded a valuation allowance against certain foreign tax credit carryforwards which management does not believe will be realized based on changes in the taxation of dividends of foreign subsidiaries in the Act. The amount recorded related to the remeasurement of our deferred tax balances was $2.8 million. This amount was recorded in the quarter ended December 31, 2017 with no further adjustment.

•
Foreign tax effects: The one-time transition tax is based on our total post-1986 earnings and profits ("E&P") for which we have previously deferred U.S. income taxes. We do not believe that we will owe any transition tax as we have foreign tax credits sufficient to cover the tax that we estimate will be due on the deferred earnings of our foreign subsidiaries. No additional income taxes have been provided for any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis differences inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations.

Recently Adopted Accounting Policies

•
In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-05, Income Taxes — (Topic 740): Amendments to SEC (U.S. Securities and Exchange Commission) Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. This ASU adds various paragraphs to the accounting standards codification from SEC Staff Accounting Bulletin No. 118. The provisions of this ASU were effective immediately. The discussion above of the impacts of the Act have incorporated the provisions of this ASU and SEC Staff Accounting Bulletin No. 118.

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
NOTE 2: ACQUISITIONS
Camira Administration Corp. and subsidiaries (“GPMX”)
On October 6, 2017, we completed the acquisition of 100% of the outstanding stock of Camira Administration Corp. and subsidiaries (“GPMX”), a business that owns and operates 112 stores located in Guatemala, El Salvador, Honduras and Peru. The GPMX acquisition significantly expands our store base into Latin American countries outside of Mexico and provides us with a platform for further growth in the region. Under the terms of the stock purchase agreement ("SPA"), we paid $53.4 million in cash upon closing and, subsequent to the closing, paid $6.7 million to satisfy the acquired company's indebtedness to members of the seller’s affiliated group. The SPA specified a further $2.25 million to be paid contingent upon performance of GPMX’s business during a period up to 24 months following the closing date, and the business achieved the specified performance goal during the first quarter of fiscal 2018. Consequently, we made a final payment of $1.6 million in January 2018 in satisfaction of the contingent purchase price obligation, after reduction for certain adjustments under the SPA, yielding a total purchase price of $61.7 million.
All Other
On June 25, 2018, we acquired 40 pawn stores operating under the name "Montepio San Patricio” in and around Mexico City, the largest market in Mexico. The acquisition of these stores is our largest acquisition in Mexico to date and significantly strengthens our competitive position in the strategically important Mexico City metropolitan area. The physical space in these stores is substantially larger than our average store in Mexico, giving us the capacity to increase their focus on general merchandise pawn loan and retail activities.
On June 11, 2018, we acquired 23 pawn stores operating under the name "Presta Dinero," giving us a presence in a number of cities within seven central-Mexico states in which we already have Empeño Fácil stores. These stores complement our existing stores, allowing us to achieve synergies in management and administration while giving us a presence in new cities and neighborhoods.
On December 4, 2017, we acquired 21 pawn stores located in the Mexican state of Sinaloa and operating under the name "Bazareño." The Bazareño stores make up the largest chain of pawn stores in Culiacan, the capital city of Sinaloa, giving EZCORP the number one position in that market with more than double the store count of the nearest competitor and an important strategic presence in the northwest region of Mexico.
The purchase prices of the above acquisitions were paid in cash. These acquisitions, collectively referred to as "All Other" below, were individually immaterial and we have therefore omitted or aggregated certain disclosures.
Other Information
With the completion of the GPMX acquisition, we have combined the results of that business with the results of our Mexico pawn business, and that reporting segment is now referred to as "Latin America Pawn." See Note 9, Segment Information, below. The acquisitions described above were all attributable to our Latin America Pawn segment. The allocation of the consideration for the net acquired assets from these business combinations was as follows:

	GPMX	All Other

	(in thousands)
Cash and cash equivalents	$2,560	$—
Earning assets	17,247	7,980
Other assets	3,450	4,272
Property and equipment, intangible assets and other assets, net*	11,671	18,868
Goodwill	34,022	4,192
Accounts payable, deferred taxes and other liabilities	(7,234)	(159)
Total consideration	$61,716	$35,153

*	Intangible assets consist primarily of $9.8 million and $14.0 million in trade names acquired with indefinite useful lives, for GPMX and All Other, respectively.
The factors contributing to the recognition of goodwill, which is recorded in our Latin America Pawn segment, were based on several strategic and synergistic benefits we expect to realize from the acquisitions, including expansion of our store base as well as the ability to further leverage our pawn expertise, investments in information technology and other back office and support functions of our existing Mexico pawn business. We expect none of the goodwill resulting from these business combinations will be deductible for tax purposes. As the acquisition of Montepio San Patricio and Presta Dinero were consummated near the end of the current quarter, we may include certain revisions to the initial purchase accounting in subsequent quarters.
The results of the acquired businesses have been included in our condensed consolidated financial statements beginning after the acquisition dates as indicated above in our Latin America Pawn segment with revenue and net income amounts as presented below. Such net income does not include acquisition-related costs of approximately $0.2 million and $0.6 million during the three and nine months ended June 30, 2018, respectively, which were expensed as incurred and primarily included under “Administrative” expense in our condensed consolidated statements of operations. It is impracticable to provide historical supplemental pro forma financial information for GPMX and All Other acquisitions due to a variety of factors, including complexity of restructured entities acquired and access to historical information, such as information necessary to eliminate intercompany transactions.

	Three Months Ended June 30, 2018		Nine Months Ended June 30, 2018
	Revenue	Net Income	Revenue	Net Income

	(in millions)
GPMX	$11.3	$2.2	$34.6	$6.0
All Other	1.5	0.4	2.7	0.5

NOTE 3: EARNINGS PER SHARE
Components of basic and diluted earnings per share and excluded antidilutive potential common shares are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP (A)	$14,542	$5,525	$39,825	$22,316
Income (loss) from discontinued operations, net of tax (B)	91	(265)	(631)	(1,868)
Net income attributable to EZCORP (C)	$14,633	$5,260	$39,194	$20,448

Weighted-average outstanding shares of common stock (D)	54,464	54,295	54,453	54,247
Dilutive effect of restricted stock and 2024 Convertible Notes*	3,490	72	2,627	63
Weighted-average common stock and common stock equivalents (E)	57,954	54,367	57,080	54,310

Basic earnings per share attributable to EZCORP:
Continuing operations (A / D)	$0.27	$0.10	$0.73	$0.41
Discontinued operations (B / D)	—	—	(0.01)	(0.03)
Basic earnings per share (C / D)	$0.27	$0.10	$0.72	$0.38

Diluted earnings per share attributable to EZCORP:
Continuing operations (A / E)	$0.25	$0.10	$0.70	$0.41
Discontinued operations (B / E)	—	—	(0.01)	(0.03)
Diluted earnings per share (C / E)	$0.25	$0.10	$0.69	$0.38

Potential common shares excluded from the calculation of diluted earnings per share above, exclusive of the additional potential impact of the 2019 Convertible Notes Warrants, 2024 Convertible Notes and 2025 Convertible Notes*:

Restricted stock**	3,569	2,418	3,375	2,435

*	See Note 6 for discussion of the terms and conditions of these potential common shares and dilutive impact thereon.

**
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

NOTE 4: STRATEGIC INVESTMENTS
As of June 30, 2018, we owned 214,183,714 shares, or approximately 34.75%, of our unconsolidated affiliate Cash Converters International Limited. We acquired 57,631,230 shares in June 2018 for $14.0 million (increasing our ownership by three percentage points) in connection with an underwritten placement of approximately 123.3 million shares by Cash Converters International for AUD 39.5 million, excluding costs. Cash Converters International stated it will use the proceeds from the offering to reduce outstanding indebtedness and provide additional capital to pursue growth opportunities while maintaining sufficient working capital. Our participation in this offering, including our incremental equity ownership, does not change our conclusion to account for our investment in Cash Converters International under the equity method. The following tables present summary financial information for Cash Converters International’s most recently reported results as of June 30, 2018 after translation to U.S. dollars:

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

*
Certain reclassifications of prior period amounts have been made. These reclassifications were made to conform to the current period presentation included in the report of Cash Converters International for the half year ended December 31, 2016.

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
Recurring Fair Value Measurements
The tables below present our financial assets (liabilities) that were carried and measured at fair value on a recurring basis:

Financial Assets (Liabilities)	Balance Sheet Location	June 30, 2018	June 30, 2017	September 30, 2017

		(in thousands)
2019 Convertible Notes Hedges — Level 2	Prepaid expenses and other current assets	$7,491	$—	$—
2019 Convertible Notes Hedges — Level 2	Other assets, net	—	5,900	6,591
2019 Convertible Notes Embedded Derivative — Level 2	Current maturities of long-term debt, net	(7,491)	—	—
2019 Convertible Notes Embedded Derivative — Level 2	Long-term debt, net	—	(5,900)	(6,591)
We measured the fair value of the cash-settled call options pertaining to the 2.125% Cash Convertible Senior Notes Due 2019 (the “2019 Convertible Notes Hedges”) and the 2019 Convertible Notes derivative instrument (the “2019 Convertible Notes

Embedded Derivative”) using the Black-Scholes-Merton model based on observable Level 1 and Level 2 inputs such as conversion price of underlying shares, current share price, implied volatility, risk free interest rate and other factors. The volatility input used as of June 30, 2018 was 36% based on observed market inputs. As an estimate of the sensitivity of the fair values of the 2019 Convertible Notes Hedges and 2019 Convertible Notes Embedded Derivative, were volatility inputs of 30% and 45% used, the fair values would have ranged from $4.9 million to $12.2 million.
There were no transfers in or out of Level 1, Level 2 or Level 3 for financial assets or liabilities measured at fair value on a recurring basis during the periods presented.
Financial Assets and Liabilities Not Measured at Fair Value
The tables below present our financial assets and liabilities that were not measured at fair value on a recurring basis:

	Carrying Value	Estimated Fair Value
	June 30, 2018	June 30, 2018	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$51,338	$57,116	$—	$—	$57,116
Investment in unconsolidated affiliate	61,056	49,205	49,205	—	—

Financial liabilities:
2019 Convertible Notes	$184,823	$197,925	$—	$197,925	$—
2024 Convertible Notes	104,562	195,974	—	195,974	—
2025 Convertible Notes	118,335	168,464	—	168,464	—

	Carrying Value	Estimated Fair Value
	June 30, 2017	June 30, 2017	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$63,277	$65,570	$—	$—	$65,570
Investment in unconsolidated affiliate	41,725	37,306	37,306	—	—

Financial liabilities:
2019 Convertible Notes	$206,279	$218,500	$—	$218,500	$—
Term loan facility	48,235	48,159	—	—	48,159

	Carrying Value	Estimated Fair Value
	September 30, 2017	September 30, 2017	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$60,975	$74,262	$—	$—	$74,262
Investment in unconsolidated affiliate	43,319	49,057	49,057	—	—

Financial liabilities:
2019 Convertible Notes	$177,346	$193,811	$—	$193,811	$—
2024 Convertible Notes	100,870	175,016	—	175,016	—
Based on the short-term nature of cash and cash equivalents, pawn loans, pawn service charges receivable, current consumer loans, fees and interest receivable and other debt, we estimate that their carrying value approximates fair value. We consider our cash and cash equivalents to be measured using Level 1 inputs and our pawn loans, pawn service charges receivable, consumer loans, fees and interest receivable and other debt to be measured using Level 3 inputs. Significant increases or decreases in the underlying assumptions used to value pawn loans, pawn service charges receivable, consumer loans, fees and interest receivable and other debt could significantly increase or decrease these fair value estimates.
Subsequent to the sale of Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") to Alpha Holding, S.A. de C.V. (“AlphaCredit”) in September 2016, we determined that we retained a variable interest in Grupo Finmart including notes receivable. We determined that we are not the primary beneficiary of Grupo Finmart subsequent to its disposition as we lack a controlling financial interest in Grupo Finmart. We measured the fair value of the notes receivable as of June 30, 2018 under a discounted cash flow approach considering the estimated credit ratings for Grupo Finmart and AlphaCredit and as determined with external consultation, with discount rates ranging from 7% to 13%. Certain of the significant inputs used for the valuation were not observable in the market. Included in the fair value of the notes receivable is the estimated fair value of the deferred compensation fee negotiated in September 2017, of which the ultimate amount to be received is dependent upon the timing of payment of the notes receivable. Significant increases or decreases in the underlying assumptions used to value the notes receivable could significantly increase or decrease these fair value estimates.
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
We measured the fair value of the 2019 Convertible Notes, 2024 Convertible Notes and 2025 Convertible Notes using quoted price inputs. The 2019 Convertible Notes, 2024 Convertible Notes and 2025 Convertible Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.
NOTE 6: DEBT
The following tables present our debt instruments outstanding, contractual maturities and interest expense:

	June 30, 2018			June 30, 2017			September 30, 2017
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
2019 Convertible Notes	$195,000	$(10,177)	$184,823	$230,000	$(23,721)	$206,279	$195,000	$(17,654)	$177,346
2019 Convertible Notes Embedded Derivative	7,491	—	7,491	5,900	—	5,900	6,591	—	6,591
2024 Convertible Notes	143,750	(39,188)	104,562	—	—	—	143,750	(42,880)	100,870
2025 Convertible Notes	172,500	(54,165)	118,335	—	—	—	—	—	—
Other debt*	3,482	—	3,482	—	—	—	—	—	—
Term loan facility	—	—	—	50,000	(1,765)	48,235	—	—	—
Total	$522,223	$(103,530)	$418,693	$285,900	$(25,486)	$260,414	$345,341	$(60,534)	$284,807
Less current portion	(205,973)	10,177	(195,796)	—	—	—	—	—	—
Total long-term debt	$316,250	$(93,353)	$222,897	$285,900	$(25,486)	$260,414	$345,341	$(60,534)	$284,807

*	Purchase money financing; debt classified as current as collateral was destroyed. Insurance proceeds are expected to cover the entire loss.

	Schedule of Contractual Maturities
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
2019 Convertible Notes*	$195,000	$195,000	$—	$—	$—
2024 Convertible Notes*	143,750	—	—	—	143,750
2025 Convertible Notes*	172,500	—	—	—	172,500
Other debt	3,482	3,482	—	—	—
	$514,732	$198,482	$—	$—	$316,250

*	Excludes the potential impact of embedded derivatives.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2018	2017	2018	2017

	(in millions)
2019 Convertible Notes:
Contractual interest expense	$1.1	$1.3	$3.2	$3.8
Amortization of debt discount and deferred financing costs	2.5	2.8	7.5	8.3
Total interest expense	$3.6	$4.1	$10.7	$12.1

2024 Convertible Notes:
Contractual interest expense	$1.1	$—	$3.1	$—
Amortization of debt discount and deferred financing costs	1.3	—	3.8	—
Total interest expense	$2.4	$—	$6.9	$—

2025 Convertible Notes:
Contractual interest expense	$0.5	$—	$0.5	$—
Amortization of debt discount and deferred financing costs	0.8	—	0.8	—
Total interest expense	$1.3	$—	$1.3	$—
2.375% Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”). The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the "2018 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the "2025 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date.
We measured the fair value of the liability component of the 2025 Convertible Notes under a discounted cash flow approach considering our synthetic credit rating, as determined with external consultation, including inputs that are not observable in the market. The fair value of the liability component was estimated by calculating the present value of the cash flows using a discount rate of 8% for a similarly structured liability with no conversion feature, maturing in seven years. Our estimate resulted in an initial carrying value of the liability component of the 2025 Convertible Notes of $121.3 million with an associated original issue discount of $51.2 million, exclusive of deferred financing costs. The carrying amount of the 2025 Convertible Notes as a separate equity-classified instrument (the “2025 Convertible Notes Embedded Derivative”) as initially calculated and is currently included under “Additional paid-in capital” in our condensed consolidated balance sheets of June 30, 2018 was $49.6 million ($39.1 million, net of tax). The 2025 Convertible Notes Embedded Derivative is expected to remain recorded in equity in our condensed consolidated balance sheets as long as it continues to meet the criteria as an equity-classified instrument in subsequent reporting periods. We incurred transaction costs of $5.5 million related to the issuance of the 2025 Convertible Notes, which we recorded as deferred financing costs and are included under “Long-term debt, net” and “Additional paid-in capital” in our condensed consolidated balance sheets. The effective interest rate for the three and nine months ended June 30, 2018 was approximately 9%. As of June 30, 2018, the remaining unamortized debt discount and issuance costs will be amortized through the 2025 Maturity Date assuming no early conversion.

The 2025 Convertible Notes are convertible into cash or shares of Class A Non-Voting Common Stock ("Class A Common Stock"), or any combination thereof, at our option subject to satisfaction of certain conditions and during the periods described in the 2018 Indenture, based on an initial conversion rate of 62.8931 shares of Class A Common Stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of $15.90 per share of our Class A Common Stock). We account for the Class A Common Stock issuable upon conversion under the treasury stock method. To the extent our average share price is over $15.90 per share for any fiscal quarter, we are required to recognize incremental dilution of our earnings per share.
Prior to November 1, 2024, the 2025 Convertible Notes will be convertible only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on June 30, 2018 (and only during such fiscal quarter), if the last reported sale price of our Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price, as defined in the 2018 Indenture, per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A Common Stock and the conversion rate on such trading day; (3) if we call any or all of the 2025 Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, as defined in the 2018 Indenture. On or after November 1, 2024 until the close of business on the business day immediately preceding the 2025 Maturity Date, holders of 2025 Convertible Notes may, at their option, convert their 2025 Convertible Notes at any time, regardless of the foregoing circumstances.
We may not redeem the 2025 Convertible Notes prior to May 1, 2022. At our option, we may redeem for cash all or any portion of the 2025 Convertible Notes on or after May 1, 2022, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which the Company provides notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
If, among other triggers described in the 2018 Indenture, the market price of our Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2025 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2025 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of June 30, 2018. As of June 30, 2018, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). All of the 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the "2017 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the "2024 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. The carrying amount of the 2024 Convertible Notes as a separate equity-classified instrument (the “2024 Convertible Notes Embedded Derivative”) included under “Additional paid-in capital” in our condensed consolidated balance sheets of June 30, 2018 was $25.3 million. The effective interest rate for the three and nine months ended June 30, 2018 was approximately 9%. As of June 30, 2018, the remaining unamortized debt discount and issuance costs will be amortized through the 2024 Maturity Date assuming no early conversion.
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
If, among other triggers described in the 2017 Indenture, the market price of our Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of a quarter for the 2024 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2024 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of June 30, 2018, and therefore, the 2024 Convertible notes are not classified as current as of June 30, 2018. Though not currently convertible, we estimate that the if-converted value of the 2024 Convertible Notes exceeded the principal amount by $39.6 million as of June 30, 2018.
2.125% Cash Convertible Senior Notes Due 2019
In June 2014, we issued $200 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the "2019 Convertible Notes"), with an additional $30 million principal amount of 2019 Convertible Notes issued in July 2014. In July 2017, we used $34.4 million of net proceeds from the 2024 Convertible Notes offering to repurchase and retire $35.0 million aggregate principal amount of 2019 Convertible Notes. The 2019 Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "2014 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2019 Convertible Notes were issued in a private offering and resold under Rule 144A under the Securities Act of 1933. The 2019 Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year and mature on June 15, 2019 (the "2019 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. The effective interest rate for the three and nine months ended June 30, 2018 and 2017 was approximately 8%. As of June 30, 2018, the remaining unamortized debt discount and issuance costs will be amortized through the 2019 Maturity Date assuming no early conversion.
The 2019 Convertible Notes are convertible into cash, subject to satisfaction of certain conditions and during the periods described in the 2014 Indenture, based on an initial conversion rate of 62.2471 shares of Class A Common Stock per $1,000 principal amount of 2019 Convertible Notes (equivalent to an initial conversion price of approximately $16.065 per share of our Class A Common Stock). As of June 30, 2018, the if-converted value of the 2019 Convertible Notes did not exceed the principal amount.
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
2019 Convertible Notes Warrants
In connection with the issuance of the 2019 Convertible Notes, we also sold net-share-settled warrants (the “2019 Convertible Notes Warrants”) in privately negotiated transactions with the Option Counterparties. Subsequent to repurchase and retirement of $35.0 million aggregate principal amount of 2019 Convertible Notes in July 2017, the 2019 Convertible Notes Warrants allow for the purchase of up to approximately 9.4 million shares of our Class A Common Stock at a strike price of $20.83 per share. We account for the Class A Common Stock issuable upon exercise under the treasury stock method. As a result of the 2019 Convertible Notes Warrants and related transactions, we are required to recognize incremental dilution of our earnings per share to the extent our average share price is over $20.83 for any fiscal quarter. The 2019 Convertible Notes Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A Common Stock.
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
In December 2017, we granted 1,308,533 restricted stock unit awards to employees and 84,250 restricted stock awards to non-employee directors with a grant date fair value of primarily $9.75 per share. Our long-term incentive awards are generally granted based on our share price as of October 1 each year, which was $9.50 for these fiscal 2018 awards. For the awards granted to employees, 190,725 vest on September 30, 2018 and 1,117,808 vest on September 30, 2020, subject to the achievement of certain earnings before interest, taxes, depreciation and amortization ("EBITDA") performance targets. As of

June 30, 2018, we considered the achievement of these performance targets probable. The awards granted to non-employee directors vest on September 30, 2018 and are subject only to service conditions.
NOTE 8: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. We are unable to determine the ultimate outcome of any current litigation or regulatory actions. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations or liquidity. Except as noted below, we have not recorded a liability for any of these matters as of June 30, 2018 because we do not believe at this time that any loss is probable or that the amount of any probable loss can be reasonably estimated. The following is a description of significant proceedings.
Shareholder derivative litigation — On July 28, 2014, Lawrence Treppel, a purported holder of Class A Common Stock, filed a derivative action in the Court of Chancery of the State of Delaware styled Treppel v. Cohen, et al. (C.A. No. 9962-VCP). The complaint, as originally filed and as amended on September 23, 2014, named as defendants Phillip E. Cohen, the beneficial owner of all of our outstanding Class B Voting Common Stock; several current and former members of our Board of Directors; three entities controlled by Mr. Cohen (MS Pawn Limited Partnership, the record holder of our Class B Voting Common Stock; MS Pawn Corporation, the general partner of MS Pawn Limited Partnership; and Madison Park LLC); and EZCORP, Inc., as nominal defendant. The amended complaint asserted the following claims:

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
The plaintiff sought (a) recovery for the Company in the amount of the damages the Company has sustained as a result of the alleged breach of fiduciary duties, waste of corporate assets and aiding and abetting, (b) disgorgement by Mr. Cohen and Madison Park of the benefits they received as a result of the related party transactions and (c) reimbursement of costs and expenses, including reasonable attorney’s fees.
Following briefing and a hearing on the defendants' motions to dismiss, the Court, on January 25, 2016, issued an opinion granting in part and denying in part those motions. Specifically, the Court granted the motion to dismiss Count IV (unjust enrichment) for failure to state a claim. The Court also dismissed Count III (aiding and abetting) as to Mr. Cohen, but interpreted Count I (breach of fiduciary duty) to state a claim against Mr. Cohen and MS Pawn, as well as Thomas C. Roberts (the sole remaining director defendant). The Court otherwise denied the motions to dismiss, including the motion to dismiss Count III (aiding and abetting) against MS Pawn. On March 4, 2016, following the resolution of additional procedural motions, the plaintiff filed a Second Amended Derivative Complaint against Mr. Roberts, Mr. Cohen, Madison Park, MS Pawn Corporation and MS Pawn Limited Partnership with EZCORP, Inc., as nominal defendant.
On August 23, 2017, the parties agreed to a mediated settlement of all remaining claims and entered into a Memorandum of Understanding regarding that settlement. After the completion of confirmatory discovery, the parties agreed to a Stipulation and Agreement of Settlement, Compromise and Release and other settlement papers, which were filed with the Court on January 11, 2018. On April 3, 2018, following a settlement fairness hearing, the Court approved the proposed settlement as presented, as well as a fee award of $1.3 million to the plaintiff’s attorneys, and entered a final and binding judgment to that effect, dismissing the action with prejudice.
Under the terms of the agreed and approved settlement, a total of $6.5 million was paid into a settlement fund. Of such amount, $5.5 million was funded by the Company’s insurance carriers and $1.0 million was funded by Madison Park LLC. After payment of the approved fee to the plaintiff's attorneys, the remaining $5.2 million of the settlement fund was paid to the Company because, as a derivative action, the lawsuit was brought on behalf of the Company. We recorded that amount in "Other income" in our condensed consolidated statements of operations for the third quarter of fiscal 2018.
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
Following discovery on the surviving claims, the plaintiff filed a Motion for Leave to File a Third Amended Complaint, seeking to revive the "nonperforming" loan claims that the Court previously dismissed. We opposed that motion, and on May 14, 2018, the Court heard oral arguments on the motion, as well as plaintiff's Motion for Class Certification and Appointment of Class Representative and Class Counsel, which was also pending.
On July 26, 2018, the Court granted the plaintiff's motion for leave to amend, thus accepting the Third Amended Consolidated Class Action Complaint, and gave the defendants until August 3, 2018 to file their amended answer. The Court also dismissed the motion for class certification and gave plaintiff until August 31, 2018 to amend and refile such motion.
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

	Three Months Ended June 30, 2018
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$83,898	$20,839	$—	$104,737	$—	$104,737
Jewelry scrapping sales	17,813	2,615	—	20,428	—	20,428
Pawn service charges	55,620	17,254	—	72,874	—	72,874
Other revenues	55	245	1,603	1,903	—	1,903
Total revenues	157,386	40,953	1,603	199,942	—	199,942
Merchandise cost of goods sold	52,340	14,556	—	66,896	—	66,896
Jewelry scrapping cost of goods sold	15,329	2,296	—	17,625	—	17,625
Other cost of revenues	—	—	349	349	—	349
Net revenues	89,717	24,101	1,254	115,072	—	115,072
Segment and corporate expenses (income):
Operations	65,257	15,097	2,678	83,032	—	83,032
Administrative	—	—	—	—	13,268	13,268
Depreciation and amortization	3,010	951	48	4,009	2,115	6,124
Loss on sale or disposal of assets	74	26	—	100	214	314
Interest expense	—	3	—	3	7,391	7,394
Interest income	—	(672)	—	(672)	(3,686)	(4,358)
Equity in net income of unconsolidated affiliate	—	—	(1,151)	(1,151)	—	(1,151)
Other income	—	(103)	—	(103)	(5,184)	(5,287)
Segment contribution (loss)	$21,376	$8,799	$(321)	$29,854
Income from continuing operations before income taxes				$29,854	$(14,118)	$15,736

	Three Months Ended June 30, 2017
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$82,714	$15,207	$—	$97,921	$—	$97,921
Jewelry scrapping sales	17,257	384	—	17,641	—	17,641
Pawn service charges	56,774	9,104	—	65,878	—	65,878
Other revenues	50	179	1,964	2,193	—	2,193
Total revenues	156,795	24,874	1,964	183,633	—	183,633
Merchandise cost of goods sold	52,488	10,127	—	62,615	—	62,615
Jewelry scrapping cost of goods sold	14,674	336	—	15,010	—	15,010
Other cost of revenues	—	—	453	453	—	453
Net revenues	89,633	14,411	1,511	105,555	—	105,555
Segment and corporate expenses (income):
Operations	63,593	8,898	1,755	74,246	—	74,246
Administrative	—	—	—	—	14,095	14,095
Depreciation and amortization	2,210	619	44	2,873	2,970	5,843
Loss (gain) on sale or disposal of assets	20	(3)	—	17	—	17
Interest expense	—	2	—	2	5,652	5,654
Interest income	—	(480)	—	(480)	(1,573)	(2,053)
Equity in net income of unconsolidated affiliate	—	—	(1,047)	(1,047)	—	(1,047)
Other income	(5)	(24)	(68)	(97)	(2)	(99)
Segment contribution	$23,815	$5,399	$827	$30,041
Income from continuing operations before income taxes				$30,041	$(21,142)	$8,899

	Nine Months Ended June 30, 2018
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$270,145	$63,125	$—	$333,270	$—	$333,270
Jewelry scrapping sales	34,515	9,651	—	44,166	—	44,166
Pawn service charges	174,439	49,162	—	223,601	—	223,601
Other revenues	205	588	5,354	6,147	—	6,147
Total revenues	479,304	122,526	5,354	607,184	—	607,184
Merchandise cost of goods sold	166,965	43,318	—	210,283	—	210,283
Jewelry scrapping cost of goods sold	28,683	8,853	—	37,536	—	37,536
Other cost of revenues	—	—	1,273	1,273	—	1,273
Net revenues	283,656	70,355	4,081	358,092	—	358,092
Segment and corporate expenses (income):
Operations	196,748	44,778	7,276	248,802	—	248,802
Administrative	—	—	—	—	39,927	39,927
Depreciation and amortization	9,340	2,712	142	12,194	6,104	18,298
Loss on sale or disposal of assets	197	31	—	228	225	453
Interest expense	—	6	—	6	19,064	19,070
Interest income	—	(2,072)	—	(2,072)	(10,824)	(12,896)
Equity in net income of unconsolidated affiliate	—	—	(3,477)	(3,477)	—	(3,477)
Other (income) expense	(3)	11	(118)	(110)	(5,363)	(5,473)
Segment contribution	$77,374	$24,889	$258	$102,521
Income from continuing operations before income taxes				$102,521	$(49,133)	$53,388

	Nine Months Ended June 30, 2017
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$273,125	$46,547	$—	$319,672	$—	$319,672
Jewelry scrapping sales	35,158	2,500	—	37,658	—	37,658
Pawn service charges	177,480	24,503	—	201,983	—	201,983
Other revenues	157	457	5,958	6,572	—	6,572
Total revenues	485,920	74,007	5,958	565,885	—	565,885
Merchandise cost of goods sold	173,235	31,605	—	204,840	—	204,840
Jewelry scrapping cost of goods sold	30,114	2,081	—	32,195	—	32,195
Other cost of revenues	—	—	1,433	1,433	—	1,433
Net revenues	282,571	40,321	4,525	327,417	—	327,417
Segment and corporate expenses (income):
Operations	194,499	26,439	5,414	226,352	—	226,352
Administrative	—	—	—	—	41,305	41,305
Depreciation and amortization	7,487	1,910	144	9,541	8,705	18,246
Loss (gain) on sale or disposal of assets	(54)	65	—	11	—	11
Interest expense	—	7	—	7	16,840	16,847
Interest income	—	(889)	—	(889)	(6,020)	(6,909)
Equity in net income of unconsolidated affiliate	—	—	(3,768)	(3,768)	—	(3,768)
Other income	(14)	(61)	(28)	(103)	(191)	(294)
Segment contribution	$80,653	$12,850	$2,763	$96,266
Income from continuing operations before income taxes				$96,266	$(60,639)	$35,627

NOTE 10: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

	June 30, 2018	June 30, 2017	September 30, 2017

	(in thousands)
Gross pawn service charges receivable	$44,522	$41,533	$42,117
Allowance for uncollectible pawn service charges receivable	(11,134)	(10,948)	(10,569)
Pawn service charges receivable, net	$33,388	$30,585	$31,548

Gross inventory	$160,159	$141,510	$161,212
Inventory reserves	(9,014)	(6,457)	(6,801)
Inventory, net	$151,145	$135,053	$154,411

Prepaid expenses and other	$10,545	$10,421	$9,250
Accounts receivable and other	25,160	17,483	19,515
Restricted cash	252	4,089	—
2019 Convertible Notes Hedges	7,491	—	—
Prepaid expenses and other current assets	$43,448	$31,993	$28,765

Property and equipment, gross	$248,880	$215,823	$224,240
Accumulated depreciation	(177,293)	(162,801)	(166,281)
Property and equipment, net	$71,587	$53,022	$57,959

Accounts payable	$12,381	$10,673	$13,064
Accrued expenses and other	49,432	54,157	48,479
Accounts payable, accrued expenses and other current liabilities	$61,813	$64,830	$61,543
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
Growth and Expansion
We plan to expand the number of locations we operate through opening new (“de novo”) locations and through acquisitions. We believe there are growth opportunities with de novo stores in Latin America and pawn store acquisitions in both Latin America and in the U.S. Our ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates and the alignment of acquirer/seller price expectations, the regulatory environment, local zoning ordinances, access to capital, availability of qualified personnel and projected financial results meeting our investment hurdles.
Our Latin America Pawn business continues to grow rapidly. In the nine months ended June 30, 2018, we opened 10 de novo stores and acquired 196 stores: 112 located in Guatemala, El Salvador, Honduras and Peru; and 84 located in Mexico. We see opportunity for further expansion in Latin America through de novo openings and acquisitions, and plan to open several additional de novo stores in Latin America during the remainder of fiscal 2018. We have provided same store net revenue information in our discussion of our Latin America Pawn segment. Operating and other expenses in our Latin America Pawn segment increased primarily as a result of costs associated with these acquisitions and de novo stores. For further description of acquisitions consummated during the current nine-months, see Note 2 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
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
Store Data by Segment

	Three Months Ended June 30, 2018
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of March 31, 2018	510	387	27	924
New locations opened	—	2	—	2
Locations acquired	—	63	—	63
Locations sold, combined or closed	—	(1)	—	(1)
As of June 30, 2018	510	451	27	988

	Three Months Ended June 30, 2017
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of March 31, 2017	517	240	27	784
New locations opened	—	4	—	4
Locations sold, combined or closed	(2)	—	—	(2)
As of June 30, 2017	515	244	27	786

	Nine Months Ended June 30, 2018
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2017	513	246	27	786
New locations opened	—	10	—	10
Locations acquired	—	196	—	196
Locations sold, combined or closed	(3)	(1)	—	(4)
As of June 30, 2018	510	451	27	988

	Nine Months Ended June 30, 2017
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2016	520	239	27	786
New locations opened	—	6	—	6
Locations sold, combined or closed	(5)	(1)	—	(6)
As of June 30, 2017	515	244	27	786

Results of Operations
Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017
These tables, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes. All comparisons, unless otherwise noted, are to the prior-year quarter.
U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Three Months Ended June 30,		Change
	2018	2017

	(in thousands)
Net revenues:
Pawn service charges	$55,620	$56,774	(2)%

Merchandise sales	83,898	82,714	1%
Merchandise sales gross profit	31,558	30,226	4%
Gross margin on merchandise sales	38%	37%	100bps

Jewelry scrapping sales	17,813	17,257	3%
Jewelry scrapping sales gross profit	2,484	2,583	(4)%
Gross margin on jewelry scrapping sales	14%	15%	(100)bps

Other revenues	55	50	10%
Net revenues	89,717	89,633	—%

Segment operating expenses:
Operations	65,257	63,593	3%
Depreciation and amortization	3,010	2,210	36%
Segment operating contribution	21,450	23,830	(10)%

Other segment expenses	74	15	393%
Segment contribution	$21,376	$23,815	(10)%

Other data:
Net earning assets — continuing operations (a)	$267,104	$264,042	1%
Inventory turnover	2.1	2.3	(9)%
Average pawn loan balance per store (b)	$270	$273	(1)%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate (c)	86%	85%	100bps

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(c)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

Net revenue increased $0.1 million, primarily due to higher gross margins from our merchandise sales, offset by a decrease in pawn service charges. The change in net revenue attributable to same stores and new stores added/closed since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(1.0)	$1.5	$0.5
New stores and other*	(0.2)	(0.2)	(0.4)
Total	$(1.2)	$1.3	$0.1
Change in jewelry scrapping sales gross profit and other revenues			—
Total change in net revenue			$0.1

*	Balances are comprised of two new stores and seven closed stores.
Pawn service charges decreased 2% due to a similar decrease in average PLO balances during the current quarter, with yield unchanged. The lower average PLO balance continues to reflect the negative effect on our pawn loan portfolio of Hurricanes Harvey and Irma in the fourth quarter of fiscal 2017.
Merchandise sales increased 1% with gross margin on merchandise sales of 38%, a 100 basis point improvement over the prior-year quarter. As a result, merchandise sales gross profit increased 4% to $31.6 million. The increase in merchandise sales gross profit is due to enhanced discipline in pricing and discounting. We expect sales gross margin for the full fiscal year to be within our target range of 35-38% as we expect to accept a slightly lower margin in order to sell through a greater amount of inventory.
Jewelry scrapping sales gross profit remained relatively flat at 3% of current quarter net revenues, in-line with our strategy to sell rather than scrap merchandise, with a 100 basis point decrease in gross margin to 14%.
Segment contribution decreased 10% due to a 3% increase in operations expenses, comprised primarily of labor, and a 36% increase in depreciation and amortization due to additional capital expenditures associated with our store refresh initiatives.
Non-GAAP Financial Information
In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos and other Latin American currencies. As GPMX was not acquired until fiscal 2018, such results included on a constant currency basis reflect the actual exchange rates in effect during the three and nine months ended June 30, 2018 without adjustment. We believe that presentation of constant currency results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in Mexican pesos to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. The end-of-period Mexican peso to U.S. dollar exchange rate as of June 30, 2018 and 2017 was 19.9 to 1 and 18.0 to 1, respectively. The approximate average Mexican peso to U.S. dollar exchange rate for the three months ended June 30, 2018 and 2017 was 19.4 to 1 and 18.6 to 1, respectively. The approximate average Mexican peso to U.S. dollar exchange rate for the nine months ended June 30, 2018 and 2017 was 19.0 to 1 and 19.5 to 1, respectively.
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

	Three Months Ended June 30,
	2018 (GAAP)	2017 (GAAP)	Change (GAAP)	2018 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$17,254	$9,104	90%	$17,758	95%

Merchandise sales	20,839	15,207	37%	21,642	42%
Merchandise sales gross profit	6,283	5,080	24%	6,522	28%
Gross margin on merchandise sales	30%	33%	(300)bps	30%	(300)bps

Jewelry scrapping sales	2,615	384	581%	2,684	599%
Jewelry scrapping sales gross profit	319	48	565%	326	579%
Gross margin on jewelry scrapping sales	12%	13%	(100)bps	12%	(100)bps

Other revenues	245	179	37%	256	43%
Net revenues	24,101	14,411	67%	24,862	73%

Segment operating expenses:
Operations	15,097	8,898	70%	15,584	75%
Depreciation and amortization	951	619	54%	989	60%
Segment operating contribution	8,053	4,894	65%	8,289	69%

Other segment income (a)	(746)	(505)	48%	(684)	35%
Segment contribution	$8,799	$5,399	63%	$8,973	66%

Other data:
Net earning assets — continuing operations (b)	$67,090	$39,246	71%	$71,927	83%
Inventory turnover	2.5	2.3	9%	2.6	13%
Average pawn loan balance per store (c)	$90	$78	15%	$93	19%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate (d)	79%	78%	100bps	79%	100bps

(a)
The three months ended June 30, 2018 constant currency balance excludes $0.1 million in net GAAP basis foreign currency transaction gains resulting from movement in exchange rates. The net foreign currency transaction gains for the three months ended June 30, 2017 were nominal and are not excluded from the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(d)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.
We acquired 63 pawn stores located in Mexico and opened two de novo stores in the current quarter. We see opportunity for further expansion in Latin America through de novo openings and acquisitions, and plan to open several additional de novo stores in Latin America during the remainder of fiscal 2018.

Net revenue increased $9.7 million, or 67% ($10.5 million, or 73%, on a constant currency basis). The increase in net revenue attributable to same stores and new stores added/closed since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$0.4	$(0.2)	$0.2
New stores and other*	7.8	1.4	9.2
Total	$8.2	$1.2	$9.4
Change in jewelry scrapping sales gross profit and other revenues			0.3
Total change in net revenue			$9.7

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$0.8	$0.1	$0.9
New stores and other*	7.9	1.3	9.2
Total	$8.7	$1.4	$10.1
Change in jewelry scrapping sales gross profit and other revenues			0.4
Total change in net revenue			$10.5

*	Balances are comprised of 210 new stores and three closed stores.
Pawn service charges increased 90% (95% on a constant currency basis) primarily due to the acquisition of stores discussed above. The average PLO balance per store during the current quarter increased 15% to approximately $90,000 (up 19% on a constant currency basis), including additions to store count from acquisitions discussed above and de novo stores, in addition to foreign currency impacts.
Merchandise sales increased 37% (42% on a constant currency basis), with gross margin on merchandise sales of 30%, below the prior-year quarter including the margin impact from the acquisition of stores discussed above. As a result of the combination of these effects and acquisition of stores discussed above, offset by foreign currency impacts, merchandise sales gross profit was up 24% to $6.3 million (28% to $6.5 million on a constant currency basis).
Jewelry scrapping sales increased 581% (599% on a constant currency basis) with a 100 basis point decline in margin, primarily due to the acquisition of stores discussed above.
Segment operating expenses increased primarily as a result of the acquisition of stores discussed above. After a $0.2 million improvement in other segment income, primarily interest income from our notes receivable, segment contribution increased 63% (66% on a constant currency basis).

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Three Months Ended June 30,		Percentage Change
	2018	2017

	(in thousands)
Net revenues:
Consumer loan fees, interest and other	$1,603	$1,964	(18)%
Consumer loan bad debt	(349)	(453)	(23)%
Net revenues	1,254	1,511	(17)%

Segment operating expenses (income):
Operating expenses	2,726	1,799	52%
Equity in net income of unconsolidated affiliate	(1,151)	(1,047)	10%
Segment operating (loss) contribution	(321)	759	*

Other segment income	—	(68)	*
Segment (loss) contribution	$(321)	$827	*

*	Represents an increase or decrease that is not meaningful.
Segment loss was $0.3 million, primarily due to a $0.9 million increase in operating expenses from further investment in the development of a digital IT platform to drive future revenue enhancement. We now offer installment loans in all of our Canada stores due to regulatory changes impacting the economic returns of our payday lending model, which took effect January 1, 2018.
As of June 30, 2018, the carrying value of our investment in unconsolidated affiliate was $11.9 million above its fair value, which we believe is temporary. We have taken impairment charges on our investment in unconsolidated affiliate in prior periods and continue to monitor the fair value of our investment for other-than-temporary impairments. We may record a further impairment charge should the fair value of our investment fall below its carrying value for an extended period of time.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended June 30,		Percentage Change
	2018	2017

	(in thousands)
Segment contribution	$29,854	$30,041	(1)%
Corporate expenses (income):
Administrative	13,268	14,095	(6)%
Depreciation and amortization	2,115	2,970	(29)%
Gain on sale or disposal of assets	214	—	*
Interest expense	7,391	5,652	31%
Interest income	(3,686)	(1,573)	134%
Other income	(5,184)	(2)	*
Income from continuing operations before income taxes	15,736	8,899	77%
Income tax expense	1,553	3,432	(55)%
Income from continuing operations, net of tax	14,183	5,467	159%
Income (loss) from discontinued operations, net of tax	91	(265)	*
Net income	14,274	5,202	174%
Net loss attributable to noncontrolling interest	(359)	(58)	519%
Net income attributable to EZCORP, Inc.	$14,633	$5,260	178%

*	Represents an increase or decrease that is not meaningful.
Administrative expenses were down 6% in the current quarter, including a reduction in variable compensation, as we continue to focus on controlling administrative expenditures despite the growth of the business.
Depreciation and amortization expense decreased $0.7 million, or 29%, primarily due to acceleration of depreciation in the prior year for certain assets resulting from a decrease in useful life estimates.
Interest expense increased $1.7 million, or 31%, primarily due to our 2025 Convertible Notes issued in May 2018, including accruals of interest and amortization of associated discounts and deferred financings costs.
Interest income increased $1.7 million, or 134%, as a result of our notes receivable from the sale of Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") which were restructured in September 2017, including ordinary accruals of interest in addition to accretion of associated deferred compensation amounts. Grupo Finmart has continued to make timely monthly principal and interest payments on the notes following the restructuring.
Other income was comprised primarily of $5.2 million in net recoveries pertaining to a legal settlement as further described "Shareholder derivative litigation" in Note 8 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
Income tax expense decreased $1.9 million, or 55%, due primarily to lower tax rates dictated by the Act and a $3.3 million benefit associated with the expiration of a statute of limitations on uncertain tax positions. This was partially offset by an increase in tax expense associated with the impacts of a $6.8 million, or 77%, increase in income from continuing operations before income taxes. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations.

Results of Operations
Nine Months Ended June 30, 2018 vs. Nine Months Ended June 30, 2017
These tables, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes. All comparisons, unless otherwise noted, are to the prior-year nine-months.
U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Nine Months Ended June 30,		Change
	2018	2017

	(in thousands)
Net revenues:
Pawn service charges	$174,439	$177,480	(2)%

Merchandise sales	270,145	273,125	(1)%
Merchandise sales gross profit	103,180	99,890	3%
Gross margin on merchandise sales	38%	37%	100bps

Jewelry scrapping sales	34,515	35,158	(2)%
Jewelry scrapping sales gross profit	5,832	5,044	16%
Gross margin on jewelry scrapping sales	17%	14%	300bps

Other revenues	205	157	31%
Net revenues	283,656	282,571	—%

Segment operating expenses:
Operations	196,748	194,499	1%
Depreciation and amortization	9,340	7,487	25%
Segment operating contribution	77,568	80,585	(4)%

Other segment expenses (income)	194	(68)	*
Segment contribution	$77,374	$80,653	(4)%

Other data:
Average pawn loan balance per store (b)	$272	$274	(1)%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate (c)	85%	84%	100bps

*	Represents an increase or decrease that is not meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(c)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.

Net revenue increased $1.1 million, primarily due to higher gross margins from our merchandise sales offset by the impacts of the hurricanes affecting the Texas Gulf Coast and Florida in the fourth quarter of fiscal 2017, as previously disclosed. The change in net revenue attributable to same stores and new stores added/closed since the prior-year nine-months is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(2.5)	$3.7	$1.2
New stores and other*	(0.5)	(0.4)	(0.9)
Total	$(3.0)	$3.3	$0.3
Change in jewelry scrapping sales gross profit and other revenues			0.8
Total change in net revenue			$1.1

*	Balances are comprised of two new stores and seven closed stores.
Pawn service charges decreased 2% due to a similar decrease in average PLO balances during the current nine-months, with yield unchanged. The lower average PLO balance was primarily a result of the longer recovery to rebuild the loan portfolio for locations impacted by the hurricanes.
Merchandise sales decreased 1% with gross margin on merchandise sales of 38%, a 100 basis point improvement over the prior-year nine-months. As a net result, merchandise sales gross profit increased 3% to $103.2 million. The increase in merchandise sales gross profit is due to enhanced discipline in pricing and discounting. We expect sales gross margin for the full fiscal year to be within our target range of 35-38% as we expect to accept a slightly lower margin in order to sell through a greater amount of inventory.
Jewelry scrapping sales gross profit remained relatively flat at 2% of current nine-month net revenues, in-line with our strategy to sell rather than scrap merchandise, with a 300 basis point increase in gross margin to 17% due primarily to improvements in lending practices and gold prices.
Segment contribution decreased 4% primarily due to a 1% increase in operations expenses, comprised primarily of labor, and a 25% increase in depreciation and amortization, including additional capital expenditures associated with our store refresh initiatives and a one-time charge of $0.5 million for the retirement of certain assets.

Latin America Pawn
The following table presents selected summary financial data from continuing operations for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies of the Mexican peso, Guatemalan quetzal, Honduran lempira and Peruvian sol. See “Results of Operations — Non-GAAP Financial Information” above.

	Nine Months Ended June 30,
	2018 (GAAP)	2017 (GAAP)	Change (GAAP)	2018 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$49,162	$24,503	101%	$48,538	98%

Merchandise sales	63,125	46,547	36%	61,689	33%
Merchandise sales gross profit	19,807	14,942	33%	19,310	29%
Gross margin on merchandise sales	31%	32%	(100)bps	31%	(100)bps

Jewelry scrapping sales	9,651	2,500	286%	9,531	281%
Jewelry scrapping sales gross profit	798	419	90%	778	86%
Gross margin on jewelry scrapping sales	8%	17%	(900)bps	8%	(900)bps

Other revenues	588	457	29%	578	26%
Net revenues	70,355	40,321	74%	69,204	72%

Segment operating expenses:
Operations	44,778	26,439	69%	43,981	66%
Depreciation and amortization	2,712	1,910	42%	2,656	39%
Segment operating contribution	22,865	11,972	91%	22,567	88%

Other segment income (a)	(2,024)	(878)	131%	(1,832)	109%
Segment contribution	$24,889	$12,850	94%	$24,399	90%

Other data:
Average pawn loan balance per store (c)	$90	$71	27%	$89	25%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate (d)	79%	78%	100bps	79%	100bps

(a)
The nine months ended June 30, 2018 constant currency balance excludes $0.1 million in net GAAP basis foreign currency transaction gains resulting from movement in exchange rates. The net foreign currency transaction gains for the nine months ended June 30, 2017 were $0.1 million and are not excluded from the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(d)	Our pawn loan redemption rate represents the percentage of loans made that are repaid, renewed or extended at a point in time as opposed to the life of the loan.
Our Latin America business continues to grow rapidly. In the current nine-months, we acquired 112 pawn stores located in Guatemala, El Salvador, Honduras and Peru, we acquired 84 pawn stores located in Mexico and we opened ten de novo stores.

Net revenue increased $30.0 million, or 74% ($28.9 million, or 72%, on a constant currency basis). The increase in net revenue attributable to same stores and new stores added/closed since the prior-year nine-months is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$3.3	$1.2	$4.5
New stores and other*	21.4	3.7	25.1
Total	$24.7	$4.9	$29.6
Change in jewelry scrapping sales gross profit and other revenues			0.4
Total change in net revenue			$30.0

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$2.6	$0.7	$3.3
New stores and other*	21.4	3.7	25.1
Total	$24.0	$4.4	$28.4
Change in jewelry scrapping sales gross profit and other revenues			0.5
Total change in net revenue			$28.9

*	Balances are comprised of 210 new stores and three closed stores.
Pawn service charges increased 101% (98% on a constant currency basis) primarily due to the acquisition of stores discussed above and same store growth. The average PLO balance during the current nine-months increased 27% (25% on a constant currency basis), including additions to store count from acquisitions discussed above and de novo stores, offset by foreign currency impacts.
Merchandise sales increased 36% (33% on a constant currency basis), with gross margin on merchandise sales of 31%, 100 basis points below the prior-year nine-months including the margin impact from the acquisition of stores discussed above. As a result of the combination of these effects, offset by foreign currency impacts, merchandise sales gross profit was up 33% to $19.8 million (up 29% to $19.3 million on a constant currency basis).
Jewelry scrapping sales increased 286% (281% on a constant currency basis) with a 900 basis point decline in margin, primarily due to the acquisition of stores discussed above.
We leveraged a 74% increase in net revenue (72% on a constant currency basis) into a 91% increase in segment operating contribution (88% on a constant currency basis) due to focused expense management in addition to greater operational leverage from the acquisition of stores discussed above, resulting in only a 69% increase (66% increase on a constant currency basis) in operations expenses. After a $1.1 million improvement in other segment income, primarily interest income from our notes receivable, segment contribution increased 94% (90% on a constant currency basis).

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Nine Months Ended June 30,		Percentage Change
	2018	2017

	(in thousands)
Net revenues:
Consumer loan fees, interest and other	$5,354	$5,958	(10)%
Consumer loan bad debt	(1,273)	(1,433)	(11)%
Net revenues	4,081	4,525	(10)%

Segment operating expenses (income):
Operating expenses	7,418	5,558	33%
Equity in net income of unconsolidated affiliate	(3,477)	(3,768)	(8)%
Segment operating contribution	140	2,735	(95)%

Other segment income	(118)	(28)	321%
Segment contribution	$258	$2,763	(91)%
Segment contribution was $0.3 million, a decrease of 91% from the prior-year nine-months, primarily due to a $1.9 million increase in operating expenses from further investment in the development of a digital IT to drive future revenue enhancement. We now offer installment loans in all of our Canada stores due to regulatory changes impacting the economic returns of our payday lending model, which took effect January 1, 2018.
As of June 30, 2018, the carrying value of our investment in unconsolidated affiliate was $11.9 million above its fair value, which we believe is temporary. We have taken impairment charges on our investment in unconsolidated affiliate in prior periods and continue to monitor the fair value of our investment for other-than-temporary impairments. We may record a further impairment charge should the fair value of our investment fall below its carrying value for an extended period of time.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Nine Months Ended June 30,		Percentage Change
	2018	2017

	(in thousands)
Segment contribution	$102,521	$96,266	6%
Corporate expenses (income):
Administrative	39,927	41,305	(3)%
Depreciation and amortization	6,104	8,705	(30)%
Loss on sale or disposal of assets	225	—	*
Interest expense	19,064	16,840	13%
Interest income	(10,824)	(6,020)	80%
Other income	(5,363)	(191)	2,708%
Income from continuing operations before income taxes	53,388	35,627	50%
Income tax expense	14,911	13,663	9%
Income from continuing operations, net of tax	38,477	21,964	75%
Loss from discontinued operations, net of tax	(631)	(1,868)	(66)%
Net income	37,846	20,096	88%
Net loss attributable to noncontrolling interest	(1,348)	(352)	283%
Net income attributable to EZCORP, Inc.	$39,194	$20,448	92%

*	Represents an increase or decrease that is not meaningful.
Administrative expenses decreased $1.4 million, or 3%, including the impact of $0.5 million of acquisition-related expenses in the current nine-months and a reduction in variable compensation, as we continue to focus on controlling administrative expenditures despite the growth of the business.
Depreciation and amortization expense decreased $2.6 million, or 30%, primarily due to acceleration of depreciation in the prior-year nine-months for certain assets resulting from a decrease in useful life estimates.
Interest expense increased $2.2 million, or 13%, primarily due to our 2025 Convertible Notes issued in May 2018, including accruals of interest and amortization of associated discounts and deferred financings costs.
Interest income increased $4.8 million, or 80%, as a result of our note receivable from the sale of Grupo Finmart which was restructured in September 2017, including ordinary accruals of interest in addition to accretion of associated deferred compensation amounts. Grupo Finmart has continued to make timely monthly principal and interest payments on the notes following the restructuring.
Other income was comprised primarily of $5.2 million in net recoveries pertaining to a legal settlement as further described in "Shareholder derivative litigation" in Note 8 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
Income tax expense increased $1.2 million, or 9%, due primarily to the impacts of a $17.8 million, or 50%, increase in income from continuing operations before income taxes, offset by the lower rates dictated by the Act and a $4.9 million benefit associated with the expiration of a statute of limitations on uncertain tax positions. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law. Among other things, the Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The corporate tax rate reduction was effective as of January 1, 2018 and, accordingly, reduced our current fiscal year federal statutory rate to a blended rate of 24.5%, and will further reduce it to 21% beginning in fiscal 2019. As of June 30, 2018, while we are able to make reasonable estimates of the impact of the reduction in the corporate rate and the deemed repatriation transition tax, the final impact of the Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the Internal Revenue Service, and actions we may take. We are continuing to gather additional information to determine the final impact of the Act. We recognized $2.8 million for the revaluation of our deferred tax assets and liabilities upon enactment of the Act, which is included as a component of "Income tax expense" in our condensed consolidated statements of operations in the current nine-months. We anticipate recording another charge of approximately $2.0 million in the fiscal quarter ending September 30, 2018 as we have balances related to our short-term deferred tax assets and liabilities that arose during the current fiscal year when the tax rate was 24.5% that will reverse in subsequent periods when the rate will be 21%. We believe we have adequate foreign tax credit carryforwards to fully offset any transition tax on the total post-1986 foreign earnings and profit of our foreign subsidiaries as required under the Act.
Loss from discontinued operations was primarily comprised of the write-off of balances from a discontinued business which we previously anticipated to collect.
Liquidity and Capital Resources
Cash Flows
The table and discussion below present a summary of the selected sources and uses of our cash:

	Nine Months Ended June 30,		Percentage Change
	2018	2017

	(in thousands)
Cash flows from operating activities	$69,050	$35,521	94%
Cash flows from investing activities	(117,108)	12,425	*
Cash flows from financing activities	170,157	(767)	*
Effect of exchange rate changes on cash and cash equivalents	(1,461)	813	*
Net increase in cash and cash equivalents	$120,638	$47,992	151%

*	Represents an increase or decrease that is not meaningful.
Change in Cash and Cash Equivalents for the Nine Months Ended June 30, 2018 vs. Nine Months Ended June 30, 2017
The increase in cash flows from operating activities year-over-year was due to an $8.6 million increase in the changes in operating assets and liabilities and a $24.9 million increase in net income exclusive of non-cash items due to improved operational results, stores acquired in the current nine-months and $5.2 million in net recoveries pertaining to a legal settlement. The increase from changes in operating assets and liabilities was primarily driven by $10.1 million in additional accrued incentive compensation paid out during the three months ended December 31, 2016 as compared to the three months ended December 31, 2017.
The decrease in cash flows from investing activities year-over-year was due to $93.2 million in cash paid for acquisitions, $14.0 million in cash paid to maintain ownership and including a 3% increase in our investment in unconsolidated affiliate, a $19.0 million increase in net additions to property and equipment and capitalized labor as we continue our store refresh program and a $7.1 million decrease in principal collections on notes receivable due to contractual amortization schedules, offset by a $3.8 million net increase in proceeds related to loan activities (net loans repaid and recovery of pawn loan principal through sale of forfeited collateral).
The increase in cash flows from financing activities year-over-year was primarily due to $170.5 million in proceeds from borrowings, principally $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 issued in May 2018, net of fees.
The net effect of these and other smaller items was a $120.6 million increase in cash on hand during the current nine-months, resulting in a $285.0 million ending cash balance compared to $113.7 million as of June 30, 2017. Of the ending cash balance as of June 30, 2018, $12.7 million was not available to fund domestic operations as we intend to permanently reinvest those earnings in our foreign operations.
Sources and Uses of Cash
We anticipate that cash flow from operations and cash on hand will be adequate to fund our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through fiscal 2019, exclusive of any future material acquisition activity. Our ability to repay our longer-term debt obligations may require us to refinance those obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.
Acquisitions
For a description of acquisitions consummated during the current nine-months, see Note 2 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
2.375% Convertible Senior Notes Due 2025, 2.875% Convertible Senior Notes Due 2024 and 2.125% Cash Convertible Senior Notes Due 2019
For a description of the terms of the 2.375% Convertible Senior Notes Due 2025, 2.875% Convertible Senior Notes Due 2024 and 2.125% Cash Convertible Senior Notes Due 2019, see Note 6 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements" and Note 8 to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended September 30, 2017.
Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2017, we reported that we had $631.0 million in total contractual obligations as of September 30, 2017. There have been no material changes to this total obligation since September 30, 2017 other than those described above.
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
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
We have a limited number of unreserved shares available for future issuance, which may limit our ability to conduct future financings and other transactions.
Our certificate of incorporation currently authorizes us to issue up to 100 million shares of Class A Non-voting Common Stock (“Class A Common Stock”). Taking into consideration the shares that are issued and outstanding, as well as the shares that have been reserved for issuance pursuant to convertible notes, warrants and outstanding equity incentive compensation awards and the conversion of the Class B Voting Common Stock, we had approximately 700,000 shares of authorized Class A Common Stock that are available for other uses as of July 24, 2018. Therefore, our ability to issue shares of Class A Common Stock (other than pursuant to the existing reserved-for commitments), or securities or instruments that are convertible into or exchangeable for shares of Class A Common Stock, will be limited until such time as additional authorized, unissued and unreserved shares become available. During this time, for example, our ability to complete equity or equity-linked financings or other transactions (including strategic acquisitions) that involve the issuance or potential issuance of Class A Common Stock will be limited.
ITEM 6. EXHIBITS
The following exhibits are filed with, or incorporated by reference into, this report.

Exhibit No.	Description of Exhibit

4.1
Indenture, dated May 14, 2018, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated May 15, 2018, Commission File No. 0-19424)

10.1
Purchase Agreement, dated May 9, 2018, between EZCORP, Inc., and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 15, 2018, Commission File No. 0-19424)

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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2018, June 30, 2017 and September 30, 2017; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2018 and June 30, 2017; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2018 and June 30, 2017; (iv) Condensed Consolidated Statements of Stockholders' Equity for the nine months ended June 30, 2018 and June 30, 2017; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2018 and June 30, 2017; and (vi) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	August 1, 2018	/s/ David McGuire
David McGuire, Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)