Form 10-K
period 2018-09-30
EZCORP INC
filed 2018-11-14
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2018
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
(NASDAQ Global Select Market)
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by a single stockholder. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $661 million, based on the closing price on the NASDAQ Stock Market on March 31, 2018.
As of November 10, 2018, 51,614,746 shares of the registrant’s Class A Non-Voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2018

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
Unless otherwise specified, references to the “company,” “we,” “our,” “us” and “EZCORP” refer to EZCORP, Inc. and its consolidated subsidiaries, collectively. References to a “fiscal” year refer to our fiscal year ended September 30 of the specified year. For example, “fiscal 2018” refers to the fiscal year ended September 30, 2018. All currency amounts preceded with “$” are stated in U.S. dollars, except as otherwise indicated.
ITEM 1 — BUSINESS
Overview
EZCORP, Inc. is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of pawn loans in the United States and Latin America with approximately 6,200 team members.
Our vision is to be the market leader in responsibly and respectfully meeting our customers’ desire for access to cash when they want it. That vision is supported by four key imperatives:

•	Market Leading Customer Satisfaction;

•	Exceptional Staff Engagement;

•	Most Efficient Provider of Cash; and

•	Attractive Shareholder Returns.
As of September 30, 2018, we operated a total of 988 locations, consisting of:

•	508 United States pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);

•	340 Mexico pawn stores (operating primarily as Empeño Fácil);

•	113 pawn stores in Guatemala, El Salvador, Honduras and Peru (operating as GuatePrenda and MaxiEfectivo); and

•	27 financial services stores in Canada (operating as CASHMAX).
At our pawn stores, we offer pawn loans, which are non-recourse loans collateralized by tangible personal property, and sell merchandise to customers looking for good value. The merchandise we sell consists of second-hand collateral forfeited from our pawn lending activities or purchased from customers. By store count, we are the second largest pawn store owner and operator in the U.S. and one of the largest in Latin America. During fiscal 2018, we acquired or opened 113 pawn stores in Guatemala, El Salvador, Honduras and Peru, and 95 stores in Mexico, bringing our total store count in Latin America to 453, which is 47% of our total consolidated pawn stores. For information about the acquisitions completed during fiscal 2018, see Note 2 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
In addition to our core pawn business in the U.S. and Latin America, we operate CASHMAX financial services locations in Canada and own 34.75% of Cash Converters International Limited (“Cash Converters International”), a publicly-traded company (ASX:CCV) headquartered in Perth, Western Australia, with over 750 corporate-owned and franchised locations in 18 countries.

We remain focused on growing our balance of pawn loans outstanding (“PLO”) and generating higher pawn service charges (“PSC”). The following charts present sources of net revenues, including PSC, merchandise sales gross profit (“Merchandise sales GP”) and jewelry scrapping gross profit (“Jewelry scrapping GP”):

Segment and Geographic Information
Our business consists of the following three reportable segments:

•	“U.S. Pawn” — Includes our EZPAWN, Value Pawn & Jewelry and other branded pawn operations in the United States;

•
“Latin America Pawn” — Includes our Empeño Fácil and other branded pawn operations in Mexico, as well as our GuatePrenda and MaxiEfectivo pawn operations in Guatemala, El Salvador, Honduras and Peru; and

•	“Other International” — Includes primarily our CASHMAX financial services operations in Canada and our equity interest in the net income of Cash Converters International.
The following table presents store data by segments included in our continuing operations:

	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2015	522	237	27	786
New locations opened	—	3	—	3
Locations acquired	6	—	—	6
Locations sold, combined or closed	(8)	(1)	—	(9)
As of September 30, 2016	520	239	27	786
New locations opened	—	10	—	10
Locations acquired	2	—	—	2
Locations sold, combined or closed	(9)	(3)	—	(12)
As of September 30, 2017	513	246	27	786
New locations opened	—	12	—	12
Locations acquired	—	196	—	196
Locations sold, combined or closed	(5)	(1)	—	(6)
As of September 30, 2018	508	453	27	988
For additional information about our segments and geographic areas, see Note 15 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Pawn Activities
At our pawn stores, we offer pawn loans, which are typically small, non-recourse loans collateralized by tangible personal property. As of September 30, 2018, we had a closing pawn loan principal balance of $198.5 million, from which we earn pawn service charges. In fiscal 2018, pawn service charges accounted for approximately 38% of our total revenues and 63% of our net revenues.
While allowable pawn service charges vary by state and loan size, our U.S. pawn loans primarily earn 13% to 25% per month as permitted by applicable law, excluding forfeitures. The total U.S. pawn loan term generally ranges between 30 and 90 days. Individual loans vary depending on the valuation of each item pawned, but our U.S. pawn loans made typically average between $100 and $120.
In Mexico, pawn loans earn 15% to 21% per month as permitted by applicable law, excluding forfeitures. The Mexico pawn loan primary term is 30 days. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but our Mexico pawn loans typically average between 1,100 and 1,300 Mexican pesos, or approximately $55 and $70 using the average exchange rate for fiscal 2018.
In Guatemala, El Salvador, Honduras and Peru, pawn loans earn 12% to 18% per month as permitted by applicable law, excluding forfeitures. The pawn loan primary term in these countries is 30 days. Individual loans are made in the local currency of the country and vary depending on the valuation of each item pawned, but our pawn loans in these countries typically average between $100 and $120 using the average exchange rates for fiscal 2018.
Collateral for our pawn loans consists of tangible personal property, generally jewelry, consumer electronics, power tools, sporting goods and musical instruments. We generally lend from 40% to 70% of the collateral’s estimated resale value depending on a subjective evaluation of a variety of factors, including the estimated probability of the loan’s redemption, and we may additionally offer to purchase the product outright. We consider general merchandise more susceptible to obsolescence while jewelry generally retains commodity value.
If a customer chooses not to repay, renew or extend a pawn loan, the collateral is forfeited and becomes inventory available for sale. We do not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. If the subsequent sale of the forfeited collateral is less than the loan value, this is reflected in gross margin.
The redemption rate represents the percentage of loans made that are repaid, renewed or extended, including loans that may extend multiple times in a given time period. The following table presents our pawn loan redemption rates by segment:

	Fiscal Year Ended September 30,
Redemption Rate	2018	2017	2016

U.S. Pawn	84%	84%	84%
Latin America Pawn	79%	78%	78%
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
Customers in the United States and the majority of our Latin America stores may purchase a product protection plan that allows them to exchange certain general merchandise (non-jewelry) sold through our retail pawn operations within six months of purchase. We also offer a jewelry VIP package, which guarantees customers a minimum future pawn loan amount on the item sold, allows them full credit if they trade in the item to purchase a more expensive piece of jewelry, and provides minor repair service on the item sold. Customers may also purchase an item on layaway by paying a minimum layaway deposit of typically 10% of the item’s sale price, in addition to an upfront fee. We hold items on layaway for a 90 to 180-day period, during which the customer is required to pay the balance of the sales price through a series of installment payments. If a payment is missed, we hold the item for a maximum of 30 days, after which it is returned to active inventory for sale.
CASHMAX Financial Services
We also operate 27 financial services stores in Canada under the CASHMAX brand. All of the stores are located in the Ontario province, in and around Toronto. These small footprint locations have historically offered primarily short-term, single-payment loans with due dates corresponding to the customer’s next payday (known as “payday loans”). In response to regulatory changes effective January 1, 2018 reducing the economic returns of the payday lending model we have introduced installment loan products to meet the broader needs of our customers. In addition to payday loans, all CASHMAX stores are now offering installment loans with terms ranging from six to 18 months and average yields of 47% per annum. On November 2, 2018, we entered into a financing arrangement with a third-party lender to provide up to CAD $25 million to fund originations of installment loans through November 2019.
Operations
Our pawn operations are designed to provide the optimum level of support to the store teams, supplying coaching, mentoring and problem solving to identify opportunities to better serve our customers and position us to be the leader in customer service and satisfaction.
Our risk management structure consists of asset protection and compliance departments, which monitor the inventory system, lending practices, regulatory compliance and compliance with our policies and procedures. We perform full physical audits of inventory at each store at least annually. Inventory counts are completed daily for jewelry and firearms, and other inventory categories more susceptible to theft are cycle counted multiple times annually. We record shrink adjustments for known losses at the conclusion of each inventory count; as estimates during interim periods and as discovered during cycle counts.
Our success is dependent upon our team members’ ability to provide prompt and courteous customer service and to execute our operating procedures and standards. To achieve our long-range people goals, we offer management and technical skills training utilizing computer-based training modules that can be accessed at the store and district levels. It is mandatory that all field and corporate team members complete specific compliance training annually. We offer formalized management development training to specific executives to enhance their management capabilities and effectiveness and to enhance their career progression. We maintain field trainers who travel to stores to provide hands-on training in high skill areas, such as jewelry evaluation, firearms handling and information technology. Generally, we expect that store team members, including managers, will meet certain competency criteria prior to hire or promotion and participate in on-going training classes and formal instructional programs. Our store level and management training programs are designed to develop and advance our team members and provides training for the efficient integration of experienced managers and team members from outside the company.
Growth and Expansion
We plan to expand the number of locations we operate through opening new (“de novo”) locations and through acquisitions. We believe there are growth opportunities with de novo stores in Latin America and pawn store acquisitions in both Latin America and to a lesser extent in the U.S. Our ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates and the alignment of acquirer/seller price expectations, the regulatory environment, local zoning ordinances, access to capital, availability of qualified personnel and projected financial results meeting our investment hurdles.
During fiscal 2018, we grew our store count in Latin America by 84% as follows:

•
In October 2017, we acquired 112 GuatePrenda-MaxiEfectivo (“GPMX”) pawn stores in Guatemala (72 stores), El Salvador (17 stores), Honduras (12 stores) and Peru (11 stores). This was our largest acquisition to date in terms of store count, and it significantly expanded our store base into Latin American countries outside of Mexico.

•
In December 2017, we acquired 21 pawn stores in the Mexican state of Sinaloa operating under the name “Bazareño.” The Bazareño stores make up the largest chain of pawn stores in Culiacan, the capital city of Sinaloa, giving us the number one position in that market and an important strategic presence in the northwest region of Mexico.

•
In June 2018, we acquired an additional 23 pawn stores in Mexico operating under the name “Presta Dinero.” These stores expand our presence into a number of cities within seven central-Mexico states in which we already had stores, allowing us to achieve synergies in management and administration while giving us a presence in new cities and neighborhoods within those states.

•
Also in June 2018, we acquired 40 pawn stores operating under the name “Montepio San Patricio” in and around Mexico City. This was our largest acquisition in Mexico to date and significantly strengthens our competitive position in the strategically important Mexico City metropolitan area.

•	During the year, we opened 12 de novo stores in Latin America (11 in Mexico and one in Guatemala) and closed one store.
As a result of these initiatives, we now own a total of 453 stores in Latin America, representing 47% of our total pawn stores. We see opportunity for further expansion in Latin America through both acquisitions and de novo openings.
For further information about our acquisitions, see Note 2 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Seasonality and Quarterly Results
Historically, pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season in the United States and lowest in our third fiscal quarter (April through June) following the tax refund season in the United States. Merchandise sales are highest in our first and second fiscal quarters (October through March) due to the holiday season, jewelry sales in the United States surrounding Valentine’s Day and the availability of tax refunds in the United States. Most of our Latin America customers receive additional compensation from their employers in December, and many also receive additional compensation in June or July, applying downward pressure on loan balances and fueling some merchandise sales in those periods. As a net effect of these and other factors and excluding discrete charges, our consolidated profit before tax is generally highest in our first fiscal quarter (October through December) and lowest in our third fiscal quarter (April through June).
Competition
We encounter significant competition in connection with all of our activities. These competitive conditions may have an impact on our revenues, profitability and ability to expand. We compete with other pawn stores, credit service organizations, banks, credit unions and other financial institutions, such as consumer finance companies. We believe that the primary elements of competition are the quality of customer service and relationship management, including understanding our customers’ needs better than anyone else, convenience, store location and a customer friendly environment. In addition, we believe the ability to compete effectively will be based increasingly on strong general management, regional focus, automated management information systems, access to capital and superior customer service.

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
The pawn industry in the United States is large and highly fragmented. The industry consists of pawn stores owned primarily by independent operators who own one to three locations, and the industry is relatively mature. We are the second largest operator of pawn stores in the United States.
The pawn industry in Latin America is also fragmented, but less so than in the United States. The industry consists of pawn stores owned by independent operators and chains, including some not-for-profit organizations. We are the second largest for-profit operator in Mexico. The pawn industry, particularly full-line stores offering general merchandise and jewelry loans and resale, remains in an expansion stage in Latin America.
Trademarks and Trade Names
We operate our U.S. pawn stores principally under the names “EZPAWN” or “Value Pawn & Jewelry,” our Mexico pawn stores principally under the name “EMPEÑO FÁCIL,” our Guatemala pawn stores under the name “GuatePrenda,” and our El Salvador, Honduras and Peru pawn stores under the name “MaxiEfectivo.” Our financial services stores in Canada operate under the name “CASHMAX.” We have registered with the United States Patent and Trademark Office the names EZPAWN and EZCORP, among others. In Mexico, we have registered with the Instituto Mexicano de la Propiedad Industrial the names “EMPEÑO FÁCIL,” “Bazareño,” “Presta Dinero” and “Montepio San Patricio.” We have registered the name “GuatePrenda” in Guatemala and the name “MaxiEfectivo” in Guatemala, El Salvador, Honduras and Peru.
Regulation
Compliance with federal, state and local laws and regulations is an integral part of how we manage our business, and we conduct our business in material compliance with all of these rules. The following is a general description of significant regulations affecting our business. For a geographic breakdown of our operating locations, see “Part I, Item 2 — Properties.”
U.S. Regulations
Pawn Regulations — Our pawn stores are regulated by the states in which they are located and, in some cases, by individual municipalities or other local authorities. The applicable statutes, ordinances and regulations vary from location to location and typically impose licensing requirements for pawn stores or individual pawn store team members. Licensing requirements typically relate to financial responsibility and character and may establish restrictions on where pawn stores can operate. Additional rules regulate various aspects of the day-to-day pawn operations, including the pawn service charges that a pawn store may charge, the maximum amount of a pawn loan, the minimum or maximum term of a pawn loan, the content and format of the pawn ticket, and the length of time after a loan default that a pawn store must hold a pawned item before it can be offered for sale. Failure to observe applicable regulations could result in a revocation or suspension of pawn licenses, the imposition of fines or requirements to refund service charges and fees, and other civil or criminal penalties. We must also comply with various federal requirements regarding the disclosure of the annual percentage rate, finance charge, amount financed, total of payments and payment schedule related to each pawn loan transaction. Additional federal regulations applicable to our pawn lending business are described in “Other Regulations” below.
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
Other Regulations — Our pawn lending activities are subject to other state and federal statutes and regulations, including the following:

•
We are subject to the federal Gramm-Leach-Bliley Act and its underlying regulations, as well as various state laws and regulations relating to privacy and data security. Under these regulations, we are required to disclose to our customers our policies and practices relating to the protection and sharing of customers’ nonpublic personal information. These regulations also require us to ensure that our systems are designed to protect the confidentiality of customers’ nonpublic personal information, and many of these regulations dictate certain actions that we must take to notify customers if their personal information is disclosed in an unauthorized manner. We are subject to the Fair Credit Reporting Act, which was enacted, in part, to address privacy concerns associated with the sharing of consumers’ financial information and credit history contained in consumer credit reports and limits our ability to share certain consumer report information. We are subject to the Federal Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, and requires us to adopt written guidance and procedures for detecting, preventing and mitigating identity theft, and to adopt various policies and procedures (including team member training) that address and aid in detecting and responding to suspicious activity or identify theft “red flags.”

•
Under the USA PATRIOT Act, we must maintain an anti-money laundering compliance program that includes the development of internal policies, procedures and controls; the designation of a compliance officer; an ongoing team member training program; and an independent audit function to test the program.

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

Under certain circumstances, the federal Consumer Financial Protection Bureau (“CFPB”) may be able to exercise regulatory authority over the U.S. pawn industry through its rule making authority. To date, the CFPB has not taken any steps to exercise such authority or indicated any intention to do so.
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
Our pawn business in Mexico is also subject to regulation at the state and local level through state laws and local zoning and permitting ordinances. For example, some states require permits for pawn stores to operate, certification of team members as trained in the valuation of merchandise, and strict customer identification controls. State and local agencies often have authority to suspend store operations pending resolution of actual or alleged regulatory, licensing and permitting issues.
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
Other Latin American Regulations
Local governmental entities in Guatemala, El Salvador, Honduras and Peru also regulate lending and retail businesses. Certain laws and local zoning and permitting ordinances require basic commercial business licenses and signage permits. Operating in these countries also subjects us to other types of regulations, including regulations related to financial reporting, data protection and privacy, tax compliance, labor and employment practices, real estate transactions, anti-money laundering, commercial and electronic banking restrictions, credit card transactions, marketing, advertising and other general business activities. As the scope of our international operations increases, we may face additional administrative and regulatory costs in managing our business. In addition, unexpected changes in laws and regulations, administrative interpretations of local requirements or legislation, or public remarks by elected officials could negatively affect our operations and profitability.
Available Information
We maintain an Internet website at www.ezcorp.com. All of our reports filed with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Section 16 filings are accessible, free of charge, through the Investor Relations section of our website as soon as reasonably practicable after electronic filing. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. Information on our website is not incorporated by reference into this report.
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
Negative characterizations of the pawn industry by consumer advocates, media or others could result in increased legislative or regulatory activity, could adversely affect the market value of our publicly-traded stock, or could make it harder to operate our business successfully.
Many of the legislative and regulatory efforts that are adverse to the pawn industry are the result of negative characterization of the pawn industry by consumer advocacy groups, members of the media or others that focus on the cost of pawn loans or instances of pawn operators purchasing stolen property or accepting it as pawn collateral. We can give no assurance that there will not be further negative characterizations of our industry or that legislative or regulatory efforts to restrict the availability of pawn loans or otherwise regulate pawn operations will not be successful despite significant customer demand for such services. Such efforts, if successful, could have a material adverse effect on our operations or financial performance.
Furthermore, negative characterizations of our industry could limit the number of investors who are willing to hold our publicly-traded Class A Non-Voting Common Stock (“Class A Common Stock”), which may adversely affect its market value; limit sources of the debt or equity financing that we need in order to conduct our operations and achieve our strategic growth objectives; or make it harder for us to attract, hire and retain talented executives and other key team members.
A significant portion of our U.S. business is concentrated in Texas and Florida.
As of September 30, 2018, more than 60% of our U.S. pawn stores were located in Texas (43%) and Florida (19%), and those stores account for a significant portion of our revenues and profitability. The legislative, regulatory and general business environment in Texas and Florida has been relatively favorable for our pawn business activities, but a negative legislative or regulatory change in either of those states could have a material adverse effect on our overall operations and financial performance. Further, as discussed below, areas in Texas and Florida where we have significant operations are particularly susceptible to hurricane and tropical storm activity.
We have significant operations in Latin America, and changes in the business, regulatory, political or social climate could adversely affect our operations there, which could adversely affect our results of operations and growth plans.
We own and operate a significant number of pawn stores in Latin America (primarily Mexico, but also Guatemala, El Salvador, Honduras and Peru). Further, our growth plans include potential expansion in those countries as well as, potentially, other countries in Latin America. Doing business in those countries exposes us to risks related to political instability, corruption, economic volatility, drug cartel and gang-related violence, social unrest including riots and looting, tax and foreign investment policies, public safety and security, and uncertain application of laws and regulations. Consequently, actions or events in any of those countries that are beyond our control could restrict our ability to operate there or otherwise adversely affect the profitability of those operations. Furthermore, changes in the business, regulatory or political climate in any of those countries, or significant fluctuations in currency exchange rates, could affect our ability to expand or continue our operations there, which could have a material adverse impact on our prospects, results of operations and cash flows. For a brief description of the current regulatory environment in the Latin American countries in which we currently operate, see “Mexico Regulations” and “Other Latin America Regulations” under “Part I, Item 1 — Business — Regulation.”
A significant or sudden decrease in gold values or the volume of gold transactions may have a material impact on our earnings and financial position.
Gold jewelry comprises a large portion of the collateral security for our pawn loans and our inventory. Pawn service charges, sales proceeds and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values and the volume of gold transactions. A decline in the availability of gold or our customers’ willingness or ability to sell us gold or use gold as collateral for pawn loans could impact our business. The impact on our financial position and results of operations of decreases in gold values or volumes or a change in customer behavior cannot be reasonably estimated because the market and customer response to changes in gold values is not known; however, a significant decline in gold values or gold volumes could result in decreases in sales, sales margins, pawn loan balances and pawn service charges.
A significant change in foreign currency exchange rates could have a material adverse impact on our earnings and financial position.
We have foreign operations in Latin America (Mexico, Guatemala, Honduras and Peru) and Canada, and an equity investment in Australia. Our assets and investments in, and earnings and dividends from, each of these countries must be translated to U.S. dollars from their respective functional currencies. A significant weakening of any of these foreign currencies could result in lower assets and earnings in U.S. dollars, resulting in a potentially material adverse impact on our financial position, results of operations and cash flows.
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
Our continued success is dependent on our ability to recruit, hire, retain and motivate talented executives and other key team members.
To remain competitive, sustain our success over the long-term and realize our strategic goals, we need to attract, hire, retain and motivate talented executives and other key team members to fill existing positions and reduce our succession risks. If our recruitment and retention programs (including compensation programs) are not viewed as competitive, or we fail to develop and implement appropriate succession plans for key executive positions, our results of operations, as well as our ability to achieve our long-term strategic goals, will be adversely affected.
We have exposure to Grupo Finmart through promissory notes that we received as part of our divestiture of that business in September 2016. Our ability to recover the amounts owed under those promissory notes is heavily dependent on the success and performance of Grupo Finmart and its parent company, AlphaCredit.
In connection with the completion of the sale of our 94%-owned subsidiary, Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") to Alpha Holding, S.A. de C.V. (“AlphaCredit”) in September 2016, we received two “Parent Loan Notes” in the original principal amount of $60.2 million. As of September 30, 2018, the outstanding principal balance on the Parent Loan Notes was $37.4 million. Our ability to recover full payment of the Parent Loan Notes is dependent on the success and performance of the business of Grupo Finmart (as primary obligor) and its parent AlphaCredit (as guarantor). To the extent that Grupo Finmart and AlphaCredit are unable to repay these amounts, our assets, financial performance and cash flows would be adversely affected.
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
As discussed under “Part I, Item 1 — Business — Regulation — U.S. Regulations — Pawn Regulations,” some of our stores in the U.S. conduct pawn and retail transactions involving firearms, which may be associated with an increased risk of injury and related lawsuits. We may be subject to lawsuits relating to the improper use of firearms that we sell, including actions by persons attempting to recover damages from firearms retailers relating to misuse of firearms. We may also incur fines, penalties or liabilities, or have our federal firearms licenses revoked or suspended, if we fail to properly perform required background checks for, and otherwise record and report, firearms transactions. Any such actions could have a material adverse effect on our business, prospects, results of operations, financial condition and reputation.
Our business is subject to team member and third-party robberies, burglaries and other crimes at the store level.
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

While we maintain controls and policies to ensure compliance with applicable laws and regulations, these controls and policies may prove to be less than effective. If team members, agents or other persons for whose conduct we are held responsible violate our policies, we may be subject to severe criminal or civil sanctions and penalties, and we may be subject to other liabilities that could have a material adverse effect on our business, results of operations and financial condition.
Changes in our liquidity and capital requirements or in access to capital markets or other financing and transactional banking sources could limit our ability to achieve our plans.
A significant reduction in cash flows from operations or the availability of debt or equity financing could materially and adversely affect our ability to achieve our planned growth and operating results. Our ability to obtain debt or equity financing, including the possible refinancing of existing indebtedness, will depend upon market conditions, our financial condition and the willingness of financing sources to make capital available to us at acceptable rates and terms. The inability to access capital at acceptable rates and terms could restrict or limit our ability to achieve our growth objectives, which could adversely affect our financial condition and results of operations.
We have outstanding $195 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the “2019 Convertible Notes”) that is due and payable on June 15, 2019. We expect to be able to repay the 2019 Convertible Notes using any combination of cash on hand, cash generated from operations during fiscal 2019 or refinancing all or a portion of the 2019 Convertible Notes. Such refinancing could be necessary if we were to consummate one or more material acquisitions prior to repayment of the 2019 Convertible Notes.
Our access to transactional banking services is an ongoing business requirement. Due to regulatory or business risks faced by retail banks, we may have difficulty in accessing or maintaining transactional banking services in the future. This could lead to increased costs as we would be required to seek alternative transactional banking services or obtain services from several regional or local retail banks.
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
The success of our business depends on the efficiency and reliability of our information technology and business systems, including the point-of-sale system utilized in our store locations. If access to our technology infrastructure is impaired (as may occur with a computer virus, a cyber-attack or other intentional disruption by a third party, natural disaster, telecommunications system failure, electrical system failure or lost connectivity), or if there are flaws in the design or roll-out of new or refreshed technology systems (such as our point-of-sale system), we may be unable to process transactions or otherwise carry on our business in a timely and efficient manner. An infrastructure disruption could damage our reputation and cause us to lose customers and revenue. We consider security risks from multiple viewpoints, including physical security as well as security of infrastructure and databases. As our technology infrastructure continues to evolve from on premise to cloud service providers, we continue to assess the security of such infrastructure, including third party service providers.

We collect and store a variety of sensitive customer information, and breaches in data security or other cyber-attacks could harm our business operations and lead to reputational damage.
In the course of conducting our business, we collect and store on our information technology systems a variety of information about our customers, including sensitive personal identifying and financial information. We may not have the resources or technical expertise to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our service providers, our customers or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increased costs, including costs to hire additional personnel, purchase additional protection technologies, train team members, and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology we use to protect data being breached or compromised. In addition, data and security breaches can occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. We could be subject to fines, penalties and liabilities if any such information is misappropriated from our systems or we otherwise fail to maintain the security and confidentiality of such information. Further, any such data security breach could cause damage to our reputation and a loss of confidence in our data security measures, which could adversely affect our business and prospects.
We invested in Cash Converters International Limited for strategic reasons. We may be required in future periods to impair our investment and recognize related investment losses, as we have done in the past, and we may not realize a positive return on the investment.
We currently have a significant investment in Cash Converters International, which is a publicly-traded company based in Australia. We made the initial investment in November 2009 and have made incremental investments periodically since then, including a $14.0 million investment in June 2018 to increase our ownership percentage to 34.75%. The success of this strategic investment is dependent on a variety of factors, including Cash Converters International’s business performance and the market’s assessment of that performance. Cash Converters International’s business has been under significant pressure for the past several years, principally as a result of regulatory changes in Australia and the United Kingdom and related class action litigation. After an analysis of Cash Converters International’s stock price performance and other factors, we determined that the fair value of our investment in Cash Converters International at September 30, 2018 was less than its carrying value and that the decline in fair value was other-than-temporary. Consequently, we impaired a portion of our investment, and recognized a related investment loss in the fourth quarter of fiscal 2018. See Note 4 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” If the fair value of our investment continues to decline and we determine that such decline is other-than-temporary, we will be required to further impair our investment and recognize the related investment loss, which would adversely affect our results of operations and financial position in the period of impairment. Furthermore, there can be no assurance that we will be able to dispose of some or all of our investment in Cash Converters International on favorable terms, should we decide to do so in the future.
We may incur property, casualty or other losses, including losses related to natural disasters such as hurricane, earthquakes and volcanoes. Not all such losses will be covered by insurance.
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
We have significant operations located in areas that are susceptible to hurricanes (notably the Atlantic and Gulf Coast regions of Florida, as well as the Gulf Coast regions of Texas, including Houston), and other areas of our operations are susceptible to other types of natural disasters, such as earthquakes, volcanoes and tornadoes. As noted above, not all physical damage that we incur as a result of any such natural disaster will be covered by insurance due to policy deductibles and risk retentions. In addition, natural disasters could have a significant negative impact on our business beyond physical damage to property, and only limited portions, if any, of those negative impacts will be covered by applicable business interruption insurance policies. As a result, geographically isolated natural disasters could have a material adverse effect on our overall operations and financial performance. For a discussion of the negative impact from fiscal 2017 hurricanes in the U.S. and an earthquake in Mexico, see “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations.”
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
The carrying value of our goodwill was $297.4 million, or approximately 24% of our total assets, as of September 30, 2018. In accordance with Financial Accounting Standards Board Accounting Standards Codification 350-20-35, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual goodwill impairment test is performed in the fourth quarter utilizing the income approach. This approach uses future cash flows and estimated terminal values for each reporting unit (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if an impairment exists. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. See Note 1 and Note 7 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data” for a discussion of our annual impairment tests performed for goodwill and indefinite-lived intangible assets during fiscal 2018. There were no impairments of goodwill or other intangible assets during fiscal 2018, but there may be impairments in the future should events or circumstances as noted above change.
The conversion feature of our convertible notes, if triggered, may adversely affect our financial condition and operating results.
We have outstanding a total of $511.3 million of convertible notes. See Note 8 of Note to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” If the conversion feature of any of those convertible notes is triggered, holders will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we may be required, or may choose, to settle the obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
Conversion of our convertible notes into stock may dilute the ownership interests of existing stockholders or may otherwise depress the price of our Class A Common Stock.
If it were to occur, the conversion of convertible notes would dilute the ownership interests of existing stockholders to the extent we deliver shares of Class A Common Stock upon conversion. Any sales in the public market of such shares could adversely affect prevailing market prices of our Class A Common Stock. In addition, the existence of the convertible notes may encourage short selling by market participants because the conversion of such notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our Class A Common Stock could depress the price of our Class A Common Stock.
We have a limited number of unreserved shares available for future issuance, which may limit our ability to conduct future financings and other transactions.
Our certificate of incorporation currently authorizes us to issue up to 100 million shares of Class A Common Stock. Taking into consideration the shares that are issued and outstanding, as well as the shares that have been reserved for issuance pursuant to convertible notes, warrants and outstanding equity incentive compensation awards and the conversion of the Class B Common Stock, we had approximately 700,000 shares of authorized Class A Common Stock available for other uses as of September 30, 2018. Therefore, our ability to issue shares of Class A Common Stock (other than pursuant to the existing reserved-for commitments), or securities or instruments that are convertible into or exchangeable for shares of Class A Common Stock, may be limited until such time that additional authorized, unissued and unreserved shares become available or unless we determine that we are unlikely to issue all of the shares that are currently reserved. During this time, for example, our ability to complete equity or equity-linked financings or other transactions (including strategic acquisitions) that involve the issuance or potential issuance of Class A Common Stock may be limited.
We face other risks discussed under "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk."
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
Our pawn stores are typically located in a freestanding building or occupy all or part of a retail strip center with contiguous parking. A portion of the store interior is designed for retail operations, with merchandise displayed for sale by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. We maintain or reimburse our landlords for maintaining property and general liability insurance for each of our stores. Our stores are open six or seven days a week.
We generally lease our United States locations with terms of three to ten years with one or more renewal options. Our locations in Latin America are generally leased on three to five year terms. Our existing leases expire on dates ranging between October 2018 and February 2030, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores. On an ongoing basis, we may close or consolidate under-performing store locations.
The following table presents the number of stores by general location as of September 30, 2018:

United States:
Texas	217
Florida	96
Colorado	34
Illinois	21
Oklahoma	21
Arizona	20
Nevada	17
Indiana	15
Tennessee	13
Iowa	11
Utah	9
Georgia	8
Minnesota	7
Alabama	5
Oregon	5
Wisconsin	3
Virginia	2
Pennsylvania	2
Mississippi	1
Arkansas	1
Total United States locations	508

Mexico:
Estado de México	70
Distrito Federal	59
Veracruz	36
Sinaloa	22

Guanajuato	21
Jalisco	17
Hidalgo	14
Puebla	12
Tabasco	11
Michoacán	8
Querétaro	8
Nuevo León	7
Chiapas	7
Tamaulipas	7
Guerrero	6
Campeche	6
Morelos	6
Coahuila	5
Quintana Roo	5
Oaxaca	4
Aguascalientes	4
Tlaxcala	3
San Luis Potosí	2
Total Mexico locations	340

Guatemala	74

El Salvador	17

Honduras	12

Peru	10

Canada:
Ontario	27
Total Canada locations	27
Total Company locations	988
In addition to our store locations, we lease corporate office space in Austin, Texas (137,100 square feet, of which 92,400 square feet has been subleased to other tenants), Querétaro, Mexico (8,400 square feet), Guatemala (7,700 square feet) and Ontario, Canada (8,400 square feet).
For additional information about store locations during fiscal 2018, 2017 and 2016, see “Segment and Geographic Information” included in “Part I, Item 1 — Business.”
ITEM 3 — LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 14 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Non-Voting Common Stock (“Class A Common Stock”) is traded on the NASDAQ Stock Market under the symbol “EZPW.” As of November 10, 2018, there were approximately 300 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of November 10, 2018. As of September 30, 2018, the closing sales price of our Class A Common Stock, as reported by the NASDAQ Stock Market, was $10.70 per share.
Stock Performance Graph
The following Stock Performance Graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol: IXIC) and the NASDAQ Other Financial Index (ticker symbol: IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2013. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

ITEM 6 — SELECTED FINANCIAL DATA
The following selected financial information should be read in conjunction with, and is qualified in its entirety by, the accompanying consolidated financial statements and related notes.
Operating Data

	Fiscal Year Ended September 30,
	2018	2017	2016	2015	2014

	(in thousands, except per share and store figures)
Operating data:
Total revenues	$813,515	$747,954	$730,505	$720,000	$745,770
Net revenues	482,910	435,510	428,230	403,020	421,857
Restructuring	—	—	1,921	17,080	6,664
Impairment of investments	11,712	—	10,957	26,837	7,940
Income (loss) from continuing operations, net of tax	38,927	32,033	(8,998)	(52,182)	3,438

Basic earnings (loss) per share attributable to EZCORP, Inc. — continuing operations	$0.73	$0.62	$(0.15)	$(0.94)	$0.08
Diluted earnings (loss) per share attributable to EZCORP, Inc. — continuing operations	$0.69	$0.62	$(0.15)	$(0.94)	$0.08

Weighted average shares outstanding:
Basic	54,456	54,260	54,427	54,369	54,148
Diluted	57,896	54,368	54,427	54,369	54,292

Stores attributable to continuing operations at end of period	988	786	786	786	804
Balance Sheet Data

	September 30,
	2018	2017	2016	2015	2014

	(in thousands)
Balance sheet data:
Pawn loans	$198,463	$169,242	$167,329	$159,964	$162,444
Inventory, net	166,997	154,411	140,224	124,084	138,175
Working capital (a) (b)	497,341	508,382	387,165	318,107	370,247
Total assets (a)	1,246,920	1,024,363	983,244	898,908	1,023,982
Long-term debt, less current maturities (a)	226,702	284,807	283,611	197,976	213,265
EZCORP, Inc. stockholders’ equity	748,037	662,375	594,983	656,031	812,346

(a)
Amounts exclude assets and liabilities held for sale in conjunction with the disposal of Grupo Finmart as discussed in Note 16 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”

(b)	Fiscal 2018 amount is inclusive of $190.2 million in current maturities of long-term debt, net.

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
Overview and Fiscal 2018 Highlights

•
Basic earnings per share from continuing operations grew $0.11 in fiscal 2018 to $0.73, and fully diluted earnings per share increased $0.07 to $0.69 for the year. Net income from continuing operations grew $6.9 million to $38.9 million.

•	We continue to lead the market in same store growth in Pawn Loans Outstanding “PLO.”

•
PLO more than doubled in our Latin America Pawn segment primarily as a result of the acquisition of 112 pawn stores in Guatemala, El Salvador, Honduras and Peru in October 2017 and another 84 stores in Mexico in December 2017 and June 2018, providing immediate accretion to earnings and a platform for further growth and expansion in Latin America.

•	Operating contribution from the Latin America Pawn segment improved significantly to $34.3 million, up 84%, and comprising 27% of our total consolidated segment contribution.

•	We ended the year with a cash balance of $286.0 million, a 74% increase.

•
We successfully completed a $172.5 million offering of convertible notes with a coupon rate of 2.375% and a seven-year term, improving liquidity and providing capital for potential future acquisitions or debt repayment.

Results of Operations
Fiscal 2018 vs. Fiscal 2017
Summary Financial Data
The following table presents selected summary consolidated financial data for fiscal 2018 and fiscal 2017.

	Fiscal Year Ended September 30,		Change
	2018	2017

	(in thousands)
Net revenues:
Pawn service charges	$305,936	$273,080	12%

Merchandise sales	438,372	414,838	6%
Merchandise sales gross profit	161,754	148,313	9%
Gross margin on merchandise sales	37%	36%	100 bps

Jewelry scrapping sales	60,752	51,189	19%
Jewelry scrapping gross profit	8,462	7,258	17%
Gross margin on jewelry scrapping sales	14%	14%	—

Other revenues, net	6,758	6,859	(1)%
Net revenues	482,910	435,510	11%

Operating expenses	414,249	381,910	8%
Non-operating expenses	11,585	10,361	12%
Income from continuing operations before income taxes	57,076	43,239	32%
Income tax expense	18,149	11,206	62%
Income from continuing operations, net of tax	38,927	32,033	22%
Loss from discontinued operations, net of tax	(856)	(1,825)	(53)%
Net income	38,071	30,208	26%
Net loss attributable to noncontrolling interest	(988)	(1,650)	(40)%
Net income attributable to EZCORP, Inc.	$39,059	$31,858	23%

Net pawn earning assets:
Pawn loans	$198,463	$169,242	17%
Inventory, net	166,997	154,411	8%
Total net pawn earning assets	$365,460	$323,653	13%
Net revenues for fiscal 2018 were $482.9 million compared to $435.5 million in the prior year, driven primarily by acquired stores. Pawn service charges increased 12% on a higher average pawn loan balance resulting from acquisitions and same store growth. Merchandise sales increased 6% with gross margin on merchandise sales improving 100 basis points to 37%, falling within our target range of 35-38%.
Total operating expenses increased $32.3 million, or 8%, primarily as a result of the acquisition of 196 pawn stores in Latin America during fiscal 2018. Total non-operating expenses increased $1.2 million, or 12%, primarily due to:

•	Impairment of our investment in Cash Converters International Limited (“Cash Converters International”) in the amount of $11.7 million ($9.2 million, net of taxes); partially offset by

•
A $4.9 million increase in interest income on our notes receivable from the sale of Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart"), in addition to ordinary accruals of interest and accretion of associated debt discounts; and

•	A $5.0 million increase in other income primarily due to net recoveries from a legal settlement.
Income taxes increased $6.9 million, or 62%, from $11.2 million in fiscal 2017 to $18.1 million in fiscal 2018. The overall increase in our tax expense was driven primarily by a 32% increase in our pre-tax earnings. Income tax expense in both periods includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the impact of earnings and foreign tax credits from our equity investment in Cash Converters International, the net effect of state taxes, non-deductible items and changes in valuation allowances. In addition, we were impacted by the Tax Cuts and Jobs Act of 2017 (the "Act") as well as the lapse of statute of limitations on uncertain tax positions in the current year. That tax law change caused us to revalue our net deferred tax assets to reflect the lower U.S. federal tax rate at which deferred tax items are expected to reverse, partially offset by the expiration of statutes of limitations on some previously uncertain tax positions. See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.

U.S. Pawn
The following table presents selected summary financial data from the U.S. Pawn segment:

	Fiscal Year Ended September 30,		Change
	2018	2017

	(in thousands)
Net revenues:
Pawn service charges	$237,461	$238,437	—%

Merchandise sales	350,699	351,878	—%
Merchandise sales gross profit	134,291	128,403	5%
Gross margin on merchandise sales	38%	36%	200 bps

Jewelry scrapping sales	47,745	48,203	(1)%
Jewelry scrapping sales gross profit	7,328	6,769	8%
Gross margin on jewelry scrapping sales	15%	14%	100 bps

Other revenues	250	219	14%
Net revenues	379,330	373,828	1%

Segment operating expenses:
Operations	263,094	259,977	1%
Depreciation and amortization	12,869	10,171	27%
Segment operating contribution	103,367	103,680	—%

Other segment expenses	271	179	51%
Segment contribution	$103,096	$103,501	—%

Other data:
Net earning assets — continuing operations (a)	$290,140	$280,673	3%
Inventory turnover	1.9	2.1	(0.2)x
Average monthly ending pawn loan balance per store (b)	$279	$280	—%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate	84%	84%	—

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.

Net revenue increased $5.5 million, or 1%, due to higher gross margins from our merchandise and jewelry scrapping sales. The increase in net revenue in fiscal 2018 attributable to same stores and new stores added/closed during the year is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(0.3)	$6.4	$6.1
Closed stores and other	(0.7)	(0.5)	(1.2)
Total	$(1.0)	$5.9	$4.9
Change in jewelry scrapping sales gross profit and other revenues			0.6
Total change in net revenue			$5.5
Pawn service charges decreased less than 1% due to a similar decrease in average PLO balances during fiscal 2018, with yield unchanged. PLO balances were negatively affected by Hurricanes Harvey and Irma near the end of fiscal 2017 and the relief funds provided by FEMA and others in the months following the storms, which partially mitigated our customers’ loan demand. Recovery of the loan balance has continued throughout the year.
Merchandise sales were flat, but gross margin on merchandise sales increased 200 basis points to 38%, resulting in a 5% improvement in merchandise sales gross profit to $134.3 million. The increase in gross margin was due to enhanced discipline in pricing and discounting. We expect the merchandise sales gross margin to be within our target range of 35-38% on an ongoing basis.
Jewelry scrapping sales gross profit remained at 2% of current year net revenues, in-line with our strategy to sell rather than scrap merchandise, with a 100 basis point increase in gross margin to 15% due primarily to improvements in lending practices.
Operations expenses increased 1%, primarily due to the cost of labor, and depreciation and amortization increased 27% primarily as a result of additional capital expenditures associated with our store refresh initiatives and a discrete charge of $0.5 million for the retirement of certain assets.
As a result of all of these factors, segment contribution remained flat at $103.1 million.

Non-GAAP Financial Information
In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States of America ("GAAP"), we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos and other Latin American currencies. As Camira Administration Corp. and subsidiaries (“GPMX”) was not acquired until fiscal 2018, its constant currency results reflect the actual exchange rates in effect during fiscal 2018 without adjustment. We believe that presentation of constant currency results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in Mexican pesos to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. The end-of-period Mexican peso to U.S. dollar exchange rate as of September 30, 2018 and 2017 was 18.7 to 1 and 18.2 to 1, respectively. The approximate average Mexican peso to U.S. dollar exchange rate for years ended September 30, 2018, 2017 and 2016 was 19.0 to 1, 19.1 to 1, and 17.9 to 1, respectively.
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

	Fiscal Year Ended September 30,
	2018 (GAAP)	2017 (GAAP)	Change (GAAP)	2018 (Constant Currency)	Change (Constant Currency)

	(in thousands)			(in thousands)
Net revenues:
Pawn service charges	$68,475	$34,643	98%	$68,631	98%

Merchandise sales	87,673	62,957	39%	87,485	39%
Merchandise sales gross profit	27,463	19,907	38%	27,382	38%
Gross margin on merchandise sales	31%	32%	(100) bps	31%	(100) bps

Jewelry scrapping sales	13,007	2,986	336%	13,011	336%
Jewelry scrapping sales gross profit	1,134	489	132%	1,133	132%
Gross margin on jewelry scrapping sales	9%	16%	(700) bps	9%	(700) bps

Other revenues	85	645	(87)%	41	(94)%
Net revenues	97,157	55,684	74%	97,187	75%

Segment operating expenses:
Operations	61,361	36,211	69%	61,297	69%
Depreciation and amortization	4,068	2,675	52%	4,086	53%
Segment operating contribution	31,728	16,798	89%	31,804	89%

Other segment income (a)	(2,609)	(1,856)	41%	(2,400)	(a)
Segment contribution	$34,337	$18,654	84%	$34,204	83%

Other data:
Net earning assets — continuing operations (b)	$75,320	$42,952	75%	$76,804	79%
Inventory turnover	2.7	2.4	0.3x	2.7	0.3x
Average monthly ending pawn loan balance per store (c)	$90	$74	22%	$91	23%
Monthly average yield on pawn loans outstanding	16%	16%	—	17%	100 bps
Pawn loan redemption rate	79%	78%	100 bps	79%	100 bps

(a)
Fiscal 2018 constant currency amount excludes $0.2 million of net GAAP basis foreign currency transaction gains resulting from movement in exchange rates. The net foreign currency transaction gains for fiscal 2017 were $0.1 million and are included in the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
Our Latin America Pawn business continues to grow rapidly. During fiscal 2018, we increased our store count in Latin America by 84% through the acquisition of a total of 196 stores and the opening of 12 de novo stores. The acquisitions strengthened our position in Mexico and provided our first entry into Guatemala, El Salvador, Honduras and Peru. See “Part I, Item 1 —

Business — Growth and Expansion.” As a result of these initiatives, combined with strong same store results, net revenue increased $41.5 million, or 74% (up $41.5 million, or 75%, on a constant currency basis). The increase in net revenue attributable to same stores and new stores added/closed during the year is summarized as follows:

	Change in Net Revenue (GAAP)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$3.7	$1.8	$5.5
New stores and other	30.1	5.8	35.9
Total	$33.8	$7.6	$41.4
Change in jewelry scrapping sales gross profit and other revenues			0.1
Total change in net revenue			$41.5

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$4.3	$1.7	$6.0
New stores and other	29.7	5.8	35.5
Total	$34.0	$7.5	$41.5
Change in jewelry scrapping sales gross profit and other revenues			—
Total change in net revenue			$41.5
Pawn service charges were up 98% on both a GAAP and a constant currency basis primarily due to the addition of acquired stores discussed above and same store growth. Including the impact of new and acquired stores and foreign currency movements, the average PLO balance per store during fiscal 2018 increased 22%. Same store pawn service charges grew 11% on a 9% growth in average same store PLO.
Merchandise sales were up 39% on both a GAAP and a constant currency basis, with gross margin on merchandise sales of 31%, 100 basis points below the prior year. As a result of the combination of these effects, offset by foreign currency impacts, merchandise sales gross profit was up 38% to $27.5 million (38% to $27.4 million on a constant currency basis).
Jewelry scrapping sales increased 336% (GAAP and constant currency) with a 700 basis point decline in margin, primarily due to the results of the acquired stores discussed above.
Though we have steadily increased their general merchandise business since acquisition, the 112 GPMX stores acquired in Guatemala, El Salvador, Honduras and Peru in October 2017 have a higher concentration of pawn loans collateralized by gold jewelry than our stores in Mexico, and they scrap a greater portion of any jewelry loan defaults than our other stores. This relationship drove the larger increase in total Latin America pawn service charges and jewelry scrapping sales in relation to the smaller increase in in-store merchandise sales.
We leveraged a 74% increase in net revenue (75% on a constant currency basis) into an 89% increase in segment operating contribution (GAAP and constant currency) due to greater operational leverage from the addition of the acquired stores, resulting in only a 69% increase (GAAP and constant currency) in operations expenses. After a $0.8 million improvement in other segment income, primarily interest income from our peso-denominated note receivable, segment contribution increased 84% to $34.3 million (up 83% to $34.2 million on a constant currency basis). We expect interest income in the segment to decrease in fiscal 2019 as the principal portion of the note receivable continues to be repaid monthly in accordance with its amortization schedule.
See Note 2 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of revenue and net income attributable to the fiscal 2018 acquisitions.

Other International
The following table presents selected summary financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units’ functional currencies of primarily Canadian and Australian dollars:

	Fiscal Year Ended September 30,		Percentage Change
	2018	2017

	(in thousands)
Net revenues:
Consumer loan fees and interest	$8,120	$7,983	2%
Consumer loan bad debt	(1,697)	(1,988)	(15)%
Other revenues, net	—	3	(100)%
Net revenues	6,423	5,998	7%

Segment operating (income) expenses:
Operating expenses	10,378	8,639	20%
Equity in net income of unconsolidated affiliate	(5,529)	(4,916)	12%
Segment operating income	1,574	2,275	(31)%

Impairment of investment	11,712	—	*
Other segment income	(132)	(96)	38%
Segment (loss) contribution	$(10,006)	$2,371	*

*	Represents a percentage computation that is not mathematically meaningful.
Segment loss was $10.0 million, a decrease of $12.4 million from the prior year primarily due to:

•	Impairment of our investment in Cash Converters International in the amount of $11.7 million ($9.2 million, net of taxes) related to shares acquired prior to fiscal 2018; and

•	A $1.7 million increase in operating expenses, including further investment in the development of technology to drive future revenue enhancement.
Due to regulatory changes that became effective January 1, 2018, we are adding installment loan products to meet the needs of our customers. In addition to payday loans, all CASHMAX stores are now offering installment loans with terms ranging from six to 18 months and average yields of 47% per annum. We entered into a financing arrangement with a third-party lender on November 2, 2018 to provide up to CAD $25 million to fund originations of installment loans through November 2019.
Subsequent to September 30, 2018, and after recording the impairment of $11.7 million discussed above, the fair value of our investment in Cash Converters International further declined, which we believe is partially in response to an Australian senate inquiry announcement regarding the operating practices impacting the entire industry. We have impaired our investment in Cash Converters International to its fair value as of September 30, 2018 and will continue to assess our investment in future periods for additional other-than-temporary impairment. Cash Converters International announced settlement of the Queensland class action litigation in October 2018 up to a maximum charge of approximately AUD $16.4 million. We estimate recording a charge of approximately $3.0 million for our share of earnings from Cash Converters International in the first quarter of our fiscal 2019 related to this event, in addition to their regularly included share of earnings.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,		Percentage Change
	2018	2017

	(in thousands)
Segment contribution	$127,427	$124,526	2%
Corporate expenses (income):
Administrative	53,653	53,254	1%
Depreciation and amortization	8,363	10,624	(21)%
Loss on sale or disposal of assets	233	27	763%
Interest expense	27,738	27,794	—%
Interest income	(14,422)	(10,173)	42%
Other income	(5,214)	(239)	2,082%
Income from continuing operations before income taxes	57,076	43,239	32%
Income tax expense	18,149	11,206	62%
Income from continuing operations, net of tax	38,927	32,033	22%
Loss from discontinued operations, net of tax	(856)	(1,825)	(53)%
Net income	38,071	30,208	26%
Net loss attributable to noncontrolling interest	(988)	(1,650)	(40)%
Net income attributable to EZCORP, Inc.	$39,059	$31,858	23%
Administrative expenses increased $0.4 million, or 1%, as we continue to focus on controlling administrative expenditures despite the growth of the business.
Depreciation and amortization expense decreased $2.3 million, or 21%, primarily due to acceleration of depreciation in the prior year for certain assets resulting from a decrease in useful life estimates.
Interest expense was flat due to the net effect of the following financing transactions:

•
The May 2018 issuance of $172.5 million aggregate principal amount of 2.375% Senior Convertible Notes Due 2025, including accruals of interest and amortization of associated discounts and deferred financings costs;

•
Extinguishment of debt and other costs of $5.3 million in fiscal 2017 as a result of retiring $35 million principal amount of our 2.125% Senior Cash Convertible Notes Due 2019 and the entirety of our $100 million Term Loan Facility in July 2017; and

•
The July 2017 issuance of $143.8 million aggregate principal amount of 2.875% Senior Convertible Notes Due 2024, including accruals of interest and amortization of associated discounts and deferred financings costs.

For additional information about our financing transactions, see “Note 8 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Interest income increased $4.2 million, or 42%, primarily as a result of our note receivable from the sale of Grupo Finmart, which was restructured in September 2017, including ordinary accruals of interest in addition to accretion of associated deferred compensation amounts. Grupo Finmart has continued to make timely monthly principal and interest payments on the notes in accordance with the amortization schedule. Excess cash on hand has also generated incremental interest income.
Other income included primarily $5.2 million in net recoveries received in connection with the settlement of a derivative lawsuit that was initiated in fiscal 2014 and settled in the third quarter of fiscal 2018. See “Note 17 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Income taxes increased $6.9 million, or 62%, from $11.2 million in fiscal 2017 to $18.1 million in fiscal 2018. The overall increase in our tax expense was driven primarily by an increase in our pre-tax earnings from $43.2 million to $57.1 million. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the impact of earnings and foreign tax credits from our equity investment in Cash Converters International, the net effect of state taxes, non-deductible items and changes in valuation allowances, the lapse of the statute of limitations of uncertain tax positions in the current year, as well as impacts from the new federal tax in the United States.
On December 22, 2017, the Act was signed into law. Among other things, the Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The corporate tax rate reduction was effective January 1, 2018 and, accordingly, reduced our current fiscal year federal statutory rate to a blended rate of 24.5%, and will further reduce it to 21% beginning in fiscal 2019 as a result of our fiscal year ending September 30. As of September 30, 2018, we have finalized amounts previously estimated related to the impact of the Act. We recognized a $2.1 million charge for the revaluation of our deferred tax assets and liabilities to the reduced tax rate upon enactment of the Act. In addition, we recorded a charge of approximately $2.6 million to record a valuation allowance against foreign tax credit carryforwards which fail to meet the “more likely than not” threshold to be utilized as a result of changes in tax law enacted as part of the Act. Both items are included as components of "Income tax expense" in our consolidated statements of operations in fiscal 2018. We believe we have adequate foreign tax credits to fully offset any transition tax on the total post-1986 foreign earnings and profit of our foreign subsidiaries as required under the Act.
See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
Loss from discontinued operations was primarily comprised of the write-off of balances from a discontinued business which we previously anticipated to collect.

Fiscal 2017 vs. Fiscal 2016
Summary Financial Data
The following table presents selected summary consolidated financial data for fiscal 2017 and fiscal 2016.
During the fourth quarter of fiscal 2017, Hurricanes Harvey and Irma negatively impacted our U.S. Pawn segment and a major earthquake impacted our Latin America Pawn segment. The majority of the financial impacts resulted from the temporary closure of stores as a result of the hurricanes, causing an estimated $5.0 million negative impact to pawn loan balances, with a resulting reduction in pawn service charges. As a result of the storms, 79 stores in Texas and 97 stores in Florida were closed. We were able to reopen most of the stores within two days, and had reopened all of the stores by September 30, 2017. We believe the reduction in pawn loan balances was partially due to the significant inflow of relief funds to our customers and the temporary abatement of rent, utilities and some other monthly bills for affected customers, temporarily reducing the demand for pawn loans.

	Fiscal Year Ended September 30,		Change
	2017	2016

	(in thousands)
Net revenues:
Pawn service charges	$273,080	$261,800	4%

Merchandise sales	414,838	409,107	1%
Merchandise sales gross profit	148,313	150,836	(2)%
Gross margin on merchandise sales	36%	37%	(100) bps

Jewelry scrapping sales	51,189	50,113	2%
Jewelry scrapping sales gross profit	7,258	8,074	(10)%
Gross margin on jewelry scrapping sales	14%	16%	(200) bps

Other revenues, net	6,859	7,520	(9)%
Net revenues	435,510	428,230	2%

Operating expenses	381,910	399,057	(4)%
Non-operating expenses	10,361	28,810	(64)%
Income from continuing operations before income taxes	43,239	363	11,812%
Income tax expense	11,206	9,361	20%
Income (loss) from continuing operations, net of tax	32,033	(8,998)	*
Loss from discontinued operations, net of tax	(1,825)	(79,432)	(98)%
Net income (loss)	30,208	(88,430)	*
Net loss attributable to noncontrolling interest	(1,650)	(7,686)	(79)%
Net income (loss) attributable to EZCORP, Inc.	$31,858	$(80,744)	*

Net pawn earning assets:
Pawn loans	$169,242	$167,329	1%
Inventory, net	154,411	140,224	10%
Total net pawn earning assets	$323,653	$307,553	5%

*	Represents a percentage computation that is not mathematically meaningful.
Total revenues for fiscal 2017 were $748.0 million compared to $730.5 million in fiscal 2016, driven by increased merchandise sales and pawn service charge growth. Pawn service charges increased 4% primarily due to an increase in average pawn loan balances outstanding during fiscal 2017, despite the negative impacts from hurricanes previously discussed. The increase was driven by continued intense focus on market leadership in meeting our customers' desire for cash. Merchandise sales increased 1% with gross margin on merchandise sales of 36%, below fiscal 2016, but within our target range of 35-38%.

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
Total operating expenses decreased $17.1 million, or 4%, due to:

•
A $14.8 million decrease in administrative expense due primarily to a $7.9 million decrease in business and professional fees as a result of the completion of internal control remediation efforts in fiscal 2016, inclusive of $0.8 million in acquisition-related costs, and a $7.0 million decrease in labor costs including the impact of corporate headcount reductions, partially offset by $1.2 million in costs related to our acquisition of GPMX in October 2017;

•	A $2.9 million decrease in depreciation and amortization expense from a lower depreciable asset base;

•	A $1.9 million decrease in restructuring expense as our prior actions are complete; and

•	A $0.7 million decrease in loss on sale or disposal of assets due to a reduction in asset disposals in fiscal 2017; partially offset by

•
A $3.2 million increase in operations expense primarily due to investment in field leadership and customer-facing team members in addition to higher team member benefit costs, $0.9 million in costs (exclusive of $0.1 million in non-operating expenses) attributable to Hurricane Harvey in Texas during our fourth quarter of fiscal 2017 and $0.6 million in losses, net of insurance recoveries, associated with riot-related looting of 12 stores in Mexico during our second fiscal quarter.

Total non-operating expenses decreased by $18.4 million from fiscal 2016. This decrease was primarily due to:

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

•	A $1.6 million decrease in other expense primarily due to net foreign currency transaction losses in fiscal 2016 as a result of movement in exchange rates; partially offset by

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

Income taxes increased $1.8 million, or 20%, from $9.4 million in fiscal 2016 to $11.2 million in fiscal 2017. The overall increase in our tax expense was driven by an increase in our pre-tax earnings from $0.4 million in fiscal 2016 to $43.2 million in fiscal 2017. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the impact of earnings and foreign tax credits from our equity investment in Cash Converters International, the net effect of state taxes, non-deductible items and changes in valuation allowances. In fiscal 2017, state tax expense decreased due to a decision to elect to file combined returns in certain states that allow combined filings where separate returns were previously filed. In addition, we recognized a partial reversal of our valuation allowance by realizing a portion of our capital loss carryforwards in connection with the restructuring of our Grupo Finmart notes receivable. See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
In fiscal 2016, we sold our Grupo Finmart business. Loss from discontinued operations, net of tax, included a gain of $34.2 million, transaction costs of $8.0 million, a $73.2 million goodwill impairment charge and a general operating loss of $44.8 million, before income taxes.

U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Fiscal Year Ended September 30,		Change
	2017	2016

	(in thousands)
Net revenues:
Pawn service charges	$238,437	$229,893	4%

Merchandise sales	351,878	348,771	1%
Merchandise sales gross profit	128,403	131,503	(2)%
Gross margin on merchandise sales	36%	38%	(200) bps

Jewelry scrapping sales	48,203	47,810	1%
Jewelry scrapping sales gross profit	6,769	7,672	(12)%
Gross margin on jewelry scrapping sales	14%	16%	(200) bps

Other revenues, net	219	331	(34)%
Net revenues	373,828	369,399	1%

Segment operating expenses:
Operations	259,977	255,321	2%
Depreciation and amortization	10,171	12,242	(17)%
Segment operating contribution	103,680	101,836	2%

Other segment expenses	179	1,780	(90)%
Segment contribution	$103,501	$100,056	3%

Other data:
Net earning assets — continuing operations (a)	$280,673	$270,974	4%
Inventory turnover	2.1	2.2	(0.1)x
Average monthly ending pawn loan balance per store (b)	$280	$270	4%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate	84%	84%	—

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.

Net revenue increased $4.4 million, or 1%, primarily due to larger outstanding pawn loan balances during fiscal 2017, offset by the negative impacts from hurricanes previously discussed. The increase in net revenue in fiscal 2017 attributable to same stores and new stores added/closed since the prior year is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$8.4	$(2.6)	$5.8
New stores and other	0.1	(0.5)	(0.4)
Total	$8.5	$(3.1)	$5.4
Change in jewelry scrapping sales gross profit and other revenues			(1.0)
Total change in net revenue			$4.4
Pawn service charges increased 4% primarily due to a 4% increase in average ending monthly pawn loan balances outstanding during fiscal 2017, continuing our trend of year-over-year growth, driven by continued intense focus on market leadership in meeting our customers' desire for cash. The increase in pawn service charges is inclusive of the negative impacts from hurricanes previously discussed.
Merchandise sales increased 1%, but gross margin on merchandise sales was 36%, 200 basis points below fiscal 2016. As a result, merchandise sales gross profit decreased 2% to $128.4 million. The decrease in merchandise sales gross profit is inclusive of the negative impacts from hurricanes previously discussed.
Jewelry scrapping sales gross profit remained flat at 2% of fiscal 2017 net revenues, in-line with our strategy to sell rather than scrap merchandise, with a 200 bps basis point decline in gross margin to 14%.
We improved total segment expenses to 42% of revenues from 43% in fiscal 2016. In dollar terms, segment expenses increased by $1.0 million, in line with our increase in net revenue. This increase was primarily due to costs attributable to Hurricane Harvey in Texas and Hurricane Irma in Florida during our fourth quarter of fiscal 2017 as previously discussed and $3.5 million higher labor costs with investment in field leadership and customer-facing team members in addition to higher team member benefit costs. These items were partially offset by a $2.0 million decrease in depreciation and amortization from a lower depreciable asset base. Restructuring activities have been substantially completed, resulting in a further $1.0 million offsetting reduction compared fiscal 2016.

Latin America Pawn
The following table presents selected summary financial data from continuing operations for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Fiscal Year Ended September 30,
	2017 (GAAP)	2016 (GAAP)	Change (GAAP)	2017 (Constant Currency)	Change (Constant Currency)

	(in thousands)			(in thousands)
Net revenues:
Pawn service charges	$34,643	$31,907	9%	$36,819	15%

Merchandise sales	62,957	60,331	4%	67,629	12%
Merchandise sales gross profit	19,907	19,329	3%	21,383	11%
Gross margin on merchandise sales	32%	32%	—	32%	—

Jewelry scrapping sales	2,986	2,282	31%	3,291	44%
Jewelry scrapping sales gross profit	489	397	23%	542	37%
Gross margin on jewelry scrapping sales	16%	17%	(100) bps	16%	(100) bps

Other revenues	645	385	68%	684	78%
Net revenues	55,684	52,018	7%	59,428	14%

Segment operating expenses:
Operations	36,211	38,481	(6)%	38,750	1%
Depreciation and amortization	2,675	2,965	(10)%	2,862	(3)%
Segment operating contribution	16,798	10,572	59%	17,816	69%

Other segment expenses (a)	(1,856)	2,064	*	(1,783)	(a)
Segment contribution (loss)	$18,654	$8,508	119%	$19,599	130%

Other data:
Net earning assets — continuing operations (b)	$42,952	$36,576	17%	$40,273	10%
Inventory turnover	2.4	2.5	(0.1)x	2.4	(0.1)x
Average monthly ending total pawn loan balances per store (c)	$74	$70	6%	$78	11%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate	78%	78%	—	78%	—

*	Represents a percentage computation that is not mathematically meaningful.
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

In fiscal 2017, net revenue from the Latin America Pawn segment increased $3.7 million, or 7% (up $7.4 million, or 14%, on a constant currency basis). The increase in net revenue attributable to same stores and new stores added/closed during the year is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$2.2	$0.3	$2.5
New stores and other	0.5	0.3	0.8
Total	$2.7	$0.6	$3.3
Change in jewelry scrapping sales gross profit and other revenues			0.4
Total change in net revenue			$3.7

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$4.2	$1.7	$5.9
New stores and other	0.7	0.4	1.1
Total	$4.9	$2.1	$7
Change in jewelry scrapping sales gross profit and other revenues			0.4
Total change in net revenue			$7.4
Pawn service charges were up 9% (15% on a constant currency basis) primarily as a result of same store loan growth, with an increased average ending monthly pawn loan balance outstanding during fiscal 2017 of 6% (11% on a constant currency basis), driven by continued intense focus on market leadership in meeting our customers' desire for cash, offset by foreign currency impacts.
Merchandise sales were up 4% (12% on a constant currency basis), with gross margin on merchandise sales of 32%, consistent with fiscal 2016. As a result of the combination of these effects, offset by foreign currency impacts, merchandise sales gross profit was up 3% to $19.9 million (11% to $21.4 million on a constant currency basis).
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

•	A $0.5 million decrease in restructuring charges as we have substantially completed all prior restructuring actions; and

•	A $1.4 million decrease in foreign currency transaction losses; partially offset by

•	$0.6 million in losses, net of insurance recoveries, associated with the riot-related looting of 12 stores during our second fiscal quarter.

Other International
The following table presents selected summary financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units’ functional currencies of primarily Canadian and Australian dollars:

	Fiscal Year Ended September 30,		Percentage Change
	2017	2016

	(in thousands)
Net revenues:
Consumer loan fees and interest	$7,983	$8,769	(9)%
Consumer loan bad debt	(1,988)	(1,965)	1%
Other revenues, net	3	9	(67)%
Net revenues	5,998	6,813	(12)%

Segment operating expenses:
Operating expenses	8,639	7,803	11%
Equity in net (income) loss of unconsolidated affiliate	(4,916)	255	*
Segment operating income (loss)	2,275	(1,245)	*

Impairment of investment	—	10,957	(100)%
Other segment (income) expense	(96)	208	*
Segment income (loss)	$2,371	$(12,410)	*

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution was $2.4 million, an increase of $14.8 million from fiscal 2016 primarily due to:

•	A $5.2 million increase in earnings from Cash Converters International as a result of improved operations and the completion of fiscal 2016 restructuring actions; and

•	No impairments of our investment in Cash Converters International in fiscal 2017, compared to an $11.0 million impairment ($7.2 million, net of taxes) in fiscal 2016; offset by

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

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income (loss) attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,		Percentage Change
	2017	2016

	(in thousands)
Segment contribution	$124,526	$96,154	30%
Corporate expenses (income):
Administrative	53,254	68,101	(22)%
Depreciation and amortization	10,624	11,117	(4)%
Loss on sale or disposal of assets	27	269	(90)%
Restructuring	—	183	(100)%
Interest expense	27,794	16,243	71%
Interest income	(10,173)	(49)	20,661%
Other income	(239)	(73)	227%
Income from continuing operations before income taxes	43,239	363	11,812%
Income tax expense	11,206	9,361	20%
Income (loss) from continuing operations, net of tax	32,033	(8,998)	*
Loss from discontinued operations, net of tax	(1,825)	(79,432)	(98)%
Net income (loss)	30,208	(88,430)	*
Net loss attributable to noncontrolling interest	(1,650)	(7,686)	(79)%
Net income (loss) income attributable to EZCORP, Inc.	$31,858	$(80,744)	*

*	Represents a percentage computation that is not mathematically meaningful.
Administrative expenses decreased $14.8 million, or 22%, due primarily to:

•	A $7.9 million decrease in business and professional fees due to completion of internal control remediation efforts in the prior year, inclusive of $0.8 million in acquisition-related costs below; and

•	A $7.0 million decrease in labor costs including the impact of corporate headcount reductions; partially offset by

•	$1.2 million in costs related to our acquisition of GPMX in October 2017.
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

Liquidity and Capital Resources
Cash Flows
The table below presents a summary of the sources and uses of our cash:

	Fiscal Year Ended September 30,		Percentage Change
	2018	2017

	(in thousands)
Cash flows from operating activities	$88,724	$57,984	53%
Cash flows from investing activities	(134,206)	(13,403)	(901)%
Cash flows from financing activities	167,588	53,351	214%
Effect of exchange rate changes on cash and cash equivalents	(484)	724	*
Net increase in cash and cash equivalents	$121,622	$98,656	23%

*	Represents a percentage computation that is not mathematically meaningful.
Change in Cash and Cash Equivalents for Fiscal 2018 vs. Fiscal 2017
The increase in cash flows from operating activities was due to a $25.6 million increase in net income plus several non-cash items, a substantial portion of which were attributable to the operations of the 196 stores acquired during fiscal 2018, and a $5.1 million change in operating assets and liabilities.
The decrease in cash flows from investing activities was due to a $90.9 million increase in net cash paid for acquisitions, $14.0 million paid for the purchase of additional shares in Cash Converters International Limited, a $15.5 million increase in net additions to property and equipment as well as capitalized labor, and a $3.3 million increase in net investments related to loan activities, offset by $2.9 million in additional principal collections from our Grupo Finmart notes receivable.
The increase in cash flows from financing activities was primarily due to a $113.8 million increase in net borrowings, including issuance of $172.5 million of new convertible debt in May 2018.
The net effect of these and other smaller items was a $121.6 million increase in cash on hand during fiscal 2018, providing a $286.0 million ending cash balance. As of September 30, 2018, our primary source of liquidity was $286.0 million in cash and cash equivalents and cash flows from operations. Of this amount, approximately 6%, or $17.0 million, was held by foreign subsidiaries and is not available to fund domestic operations, portions of which we may be unable to repatriate without incurring United States income taxes. Cash flows from discontinued operations are aggregated with cash flows from continuing operations in the statements of cash flows. Grupo Finmart cash flows are presented separately in Note 16 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Sources and Uses of Cash
We anticipate that cash flow from operations and cash on hand will be adequate to fund our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements, as well as a limited amount of acquisitions, through fiscal 2019. Depending on the level of acquisition activity and other factors, our ability to repay our debt obligations, including the $195 million of convertible debt that matures in June 2019, may require us to refinance those obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.
Acquisitions
For a description of acquisitions completed, see Note 2 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Capital Expenditures
Capital expenditures during fiscal 2018 included expenditures related to deferred store refreshes in the United States to modernize the layout of certain stores and improve customer experience, as well as expenditures related to strategic initiatives to leverage customer data into improved underwriting and pricing decisions, including our point of sale system upgrade to improve employee and customer experience for processing pawn transactions.

Convertible Notes
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”). Net proceeds from the offering, after deducting discounts and expenses, were approximately $167 million, which were added to our cash balances and are available for general corporate purposes, including potentially funding acquisitions and repaying existing indebtedness.
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
In connection with the repurchase and retirement of 2019 Convertible Notes described above, we entered into agreements to unwind a portion of the note hedge and warrant transactions corresponding to the repurchased and retired 2019 Convertible Notes. We received $0.6 million in connection with the partial settlement of the note hedge transactions and paid $0.5 million in connection with the partial settlement of the warrant transactions. For a description of the terms of the 2025 Convertible Notes, the 2024 Convertible Notes and the 2019 Convertible Notes, including the associated conversion and other related features and transactions, see “Note 8 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Investment in Unconsolidated Affiliate
In June 2018, we acquired 57,631,230 additional shares of Cash Converters International for $14.0 million, increasing our ownership from 31.75% to 34.75%. We acquired these shares in connection with an underwritten placement of approximately 123.3 million shares for AUD 39.5 million, excluding costs. Cash Converters International stated it will use the proceeds from the offering to reduce outstanding indebtedness and provide additional capital to pursue growth opportunities while maintaining sufficient working capital.
Sale of Grupo Finmart
In September 2016, we sold all of our equity interests (representing 93.78% of the total issued and outstanding equity interests) in Grupo Finmart to Alpha Holding, S.A. de C.V. (“AlphaCredit”) for an adjusted purchase price of $40.9 million, 10% of which ($4.1 million) was paid into an escrow account pending resolution of indemnification claims and the remainder of which was paid in cash.
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

•
The Parent Loan Notes may be prepaid in full voluntarily at any time and are subject to mandatory prepayment in certain circumstances. Upon any prepayment, whether voluntary or mandatory, Grupo Finmart must pay all outstanding principal, all accrued but unpaid interest and an amount equal to the sum of (1) all remaining interest payments that would otherwise be due through the end of the term and (2) the deferred compensation fee. If the prepayment occurs on or prior to June 30, 2019, the deferred compensation fee will be reduced to $10 million.

•	The Parent Loan Notes, as amended, are now guaranteed by AlphaCredit.
As further consideration for these amendments, AlphaCredit agreed to terminate our indemnification obligations with respect to certain representations and warranties and certain other matters under the Purchase Agreement, dated as of July 1, 2016, that the parties entered into in connection with the sale (the “Purchase Agreement”). Those representations and warranties were originally scheduled to survive until March 27, 2018. AlphaCredit also agreed to release to us the outstanding balance ($4.1 million) held in escrow.
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
Contractual Obligations
Below is a summary of our cash needs to meet future aggregate contractual obligations as of September 30, 2018:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Debt obligations (a)	$512,554	$195,196	$428	$680	$316,250
Interest on long-term debt obligations	54,011	11,267	16,610	16,537	9,597
Operating and other lease obligations (b)	229,221	55,811	92,941	50,784	29,685
Total (c) (d)	$795,786	$262,274	$109,979	$68,001	$355,532
(a)    Excludes debt discount and deferred financing costs as well as convertible features.
(b)    Excludes $15.5 million in sublease payments expected to be received.

(c)
No provision for uncertain tax benefits has been included as the timing of any such payment is uncertain. See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” Additionally, no provision for insurance reserves, deferred compensation arrangements, or other liabilities totaling $4.2 million has been included as the timing of such payments are uncertain.

(d)
Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the accrued portions of interest and lease obligations which are included in interest on long-term debt obligations and operating and other lease obligations captions above.

In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. During the fiscal year ended September 30, 2018, these collectively amounted to $22.4 million.

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
Pawn Loan and Sales Revenue Recognition
We record pawn service charges using the effective interest method for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. As of September 30, 2018, the balance of our pawn service charges receivable was $38.3 million. Assuming the pawn loan fees and service charges receivable balance as of September 30, 2018 was increased or decreased by 10%, pawn service charges and net income before income taxes would increase or decrease by approximately $3.8 million in fiscal 2018.
Inventory and Cost of Goods Sold
We consider our estimates of obsolete or slow-moving inventory and shrinkage estimates in determining the appropriate overall valuation allowance for inventory. We monitor our sales margins for each type of inventory on an ongoing basis and compare to historical margins. Significant variances in those margins may require a revision to future inventory reserve estimates. We have historically revised our reserve estimates pertaining to jewelry inventory depending on the current price of gold. Future declines in gold prices may cause an increase in reserve rates pertaining to jewelry inventory. As of September 30, 2018, the gross balance of our inventory was $176.2 million for which we have included reserves of $9.2 million. Assuming the inventory reserve balance as of September 30, 2018 was increased or decreased by 10%, merchandise cost of goods sold would increase or decrease and net income before income taxes would decrease or increase by approximately $0.9 million in fiscal 2018.
Notes Receivable
In September 2017, we restructured our remaining outstanding notes receivable from the sale of Grupo Finmart and accounted for such restructuring as new notes for which the modification was more than minor, recognizing $3.0 million of remaining discount as a gain, included under “Interest income” in our consolidated statements of operations. As part of the restructuring of the notes receivable, we negotiated a deferred compensation amount of up to $14.0 million which we are accounting for as “Interest income” under the effective interest method by adjusting the underlying basis of the notes accordingly, accreting to its ultimate estimated settlement amount through September 2020. We review the payment history, creditworthiness, projected cash flows and related assumptions of Grupo Finmart and AlphaCredit, as applicable, in determining whether our net notes receivable of $37.4 million and deferred compensation amounts are collectible. Through the date of this report, we have received all monthly principal and interest payments on these restructured notes receivable as contractually obligated. We regularly monitor and evaluate the timeliness of payments and other inputs to the valuation of the notes.
Goodwill and Other Intangible Assets
We perform our impairment analyses utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. Of those reporting units with goodwill, we have determined that they are equivalent to our operating segments for fiscal 2018. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in our internally developed forecasts. Discount rates used in our fiscal

2018 goodwill valuations ranged from 10% to 15%, up from 9% to 12% for fiscal 2017, primarily due to testing required in Latin America jurisdictions as a result of fiscal 2018 acquisitions with U.S. and Mexico goodwill discount rates remaining relatively similar to fiscal 2017 discount rates. In testing other intangible assets for potential impairment, we apply key assumptions which are consistent with those utilized in our goodwill impairment test. Changes in the economic conditions or regulatory environment could negatively affect our key assumptions.
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
Convertible Debt Securities
In accounting for the 2025 Convertible Notes and the 2024 Convertible Notes at issuance, we separated the securities into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion.
The carrying value of the liability components was calculated by measuring the fair value of similar liabilities that do not have an associated conversion feature, including discount rates of approximately 8%. A 50 basis point change in the discount rate used to record the initial carrying value of the liabilities would have resulted in an approximate $4 million change in the initial carrying value of the liability and associated equity classified conversion feature of the 2025 Convertible Notes. The excess of the principal amount over the fair value of the liability component was recorded as a discount with a corresponding increase in additional paid-in capital. The debt discounts will be accreted to “Interest expense” over the respective terms of the 2025 Convertible Notes and the 2024 Convertible Notes using the effective interest method. The amounts recorded to “Additional paid-in capital” will not be remeasured as long as they continue to meet the conditions for equity classification.
We account for the conversion premium of the 2025 Convertible Notes and the 2024 Convertible Notes under the treasury method in accordance with our accounting policy, which assumes settlement of the conversion premium (equal to the as-converted value over the face principal amount) in shares of our Class A Common Stock.
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
We adopted Financial Accounting Standards Board Accounting Standards Update ("ASU") 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, during the first quarter of fiscal 2017. We continue to estimate the number of award forfeitures in recording costs for share-based awards. We adopted ASU 2014-12, Compensation — Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period, during the second quarter of fiscal 2016 and applied the amendments prospectively to all awards granted or modified after the effective date.
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
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability related to foreign withholding taxes of our undistributed earnings of foreign subsidiaries indefinitely invested outside the U.S.
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
Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. The words “may,” "can," “should,” “could,” “will,” "would," “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. Accordingly, you should not regard any forward-looking statement as a representation that the expected results will be achieved. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Such risks and uncertainties include, among other things:

•	Changes in laws and regulations;

•	Negative characterizations of our industry;

•	Concentration of business in Texas and Florida;

•	Changes in the business, regulatory, political or social climate in Latin America;

•	Changes in gold prices or volumes;

•	Changes in foreign currency exchange rates;

•	Changes in pawn redemption rates, loan default and collection rates or other important operating metrics;

•	Our ability to continue growing our store count through acquisitions and de novo openings;

•	Our ability to recruit, hire, retain and motivate talented executives and key employees;

•	Exposure to Grupo Finmart financial performance through promissory notes received in divestiture transaction;

•	The outcome of current or future litigation and regulatory proceedings;

•	Our controlled ownership structure;

•	Potential disruptive effect of acquisitions, investments and new businesses;

•	Potential regulatory fines and penalties, lawsuits and related liabilities related to firearms business;

•	Potential robberies, burglaries and other crimes at our stores;

•	Potential exposure under anti-corruption, anti-money laundering and other general business laws and regulations;

•	Changes in liquidity, capital requirements or access to debt and capital markets;

•	Changes in the competitive landscape;

•	Our ability to design or acquire, deploy and maintain adequate information technology and other business systems;

•	Potential data security breaches or other cyber-attacks;

•	Failure to achieve adequate return on investments;

•	Potential uninsured property, casualty or other losses;

•	Events beyond our control;

•	Changes in U.S. or international tax laws;

•	Financial statement impact of potential impairment of goodwill;

•	Potential conversion of Convertible Notes into cash (which could adversely affect liquidity) or stock (which will cause dilution of existing stockholders); and

•	Limited number of unreserved shares available for future issuance.
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
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments and our operations outside the U.S. While we generally do not seek to hedge amounts in foreign currencies, we consider hedging strategies from time to time to mitigate certain discrete risks of exposure via short term arrangements.
The translation adjustment from Cash Converters International through June 30, 2018 (included in our September 30, 2018 results on a three-month lag) was a $1.7 million decrease to stockholders’ equity, excluding income tax impacts. During the fiscal year ended September 30, 2018, the Australian dollar weakened to $1.00 Australian to $0.7225 U.S. from $0.7834 U.S. as of September 30, 2017.
The translation adjustment from Latin America primarily representing the change of the Mexican peso and Guatemalan quetzal during the year ended September 30, 2018 was a nominal change to stockholders’ equity and statement of operations. We have currently assumed indefinite reinvestment of earnings and capital in Latin America. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation.
The translation adjustment from our Canadian operations representing the weakening of the Canadian dollar during the year ended September 30, 2018 was a $0.2 million decrease to stockholders’ equity. During the fiscal year ended September 30, 2018, the Canadian dollar weakened to $1.00 Canadian to $0.7755 U.S. from $0.8023 U.S. as of September 30, 2017.
We cannot predict the future valuation of foreign currencies or how further movements in exchange rates could affect our future earnings or financial position due to the interrelationship of operating results and exchange rates.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. (the “Company”) and subsidiaries as of September 30, 2018 and 2017 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of EZCORP, Inc. at September 30, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), EZCORP, Inc.’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated November 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
November 14, 2018

EZCORP, Inc. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	September 30,
	2018	2017

Assets:
Current assets:
Cash and cash equivalents	$286,015	$164,393
Pawn loans	198,463	169,242
Pawn service charges receivable, net	38,318	31,548
Inventory, net	166,997	154,411
Notes receivable, net	34,199	32,598
Prepaid expenses and other current assets	33,154	28,765
Total current assets	757,146	580,957
Investment in unconsolidated affiliate	49,500	43,319
Property and equipment, net	73,649	57,959
Goodwill	297,448	254,760
Intangible assets, net	54,923	32,420
Notes receivable, net	3,226	28,377
Deferred tax asset, net	7,165	16,856
Other assets	3,863	9,715
Total assets	$1,246,920	$1,024,363

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$190,181	$—
Accounts payable, accrued expenses and other current liabilities	57,800	61,543
Customer layaway deposits	11,824	11,032
Total current liabilities	259,805	72,575
Long-term debt, net	226,702	284,807
Deferred tax liability, net	8,817	—
Other long-term liabilities	6,890	7,055
Total liabilities	502,214	364,437
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A Non-Voting Common Stock, par value $.01 per share; shares authorized: 100 million; issued and outstanding: 51,614,746 as of September 30, 2018 and 51,427,832 as of September 30, 2017	516	514
Class B Voting Common Stock, convertible, par value $.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30
Additional paid-in capital	397,927	348,532
Retained earnings	392,180	351,666
Accumulated other comprehensive loss	(42,616)	(38,367)
EZCORP, Inc. stockholders’ equity	748,037	662,375
Noncontrolling interest	(3,331)	(2,449)
Total equity	744,706	659,926
Total liabilities and equity	$1,246,920	$1,024,363
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2018	2017	2016

	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$438,372	$414,838	$409,107
Jewelry scrapping sales	60,752	51,189	50,113
Pawn service charges	305,936	273,080	261,800
Other revenues	8,455	8,847	9,485
Total revenues	813,515	747,954	730,505
Merchandise cost of goods sold	276,618	266,525	258,271
Jewelry scrapping cost of goods sold	52,290	43,931	42,039
Other cost of revenues	1,697	1,988	1,965
Net revenues	482,910	435,510	428,230
Operating expenses:
Operations	334,649	304,636	301,387
Administrative	53,653	53,254	68,101
Depreciation and amortization	25,484	23,661	26,542
Loss on sale or disposal of assets	463	359	1,106
Restructuring	—	—	1,921
Total operating expenses	414,249	381,910	399,057
Operating income	68,661	53,600	29,173
Interest expense	27,834	27,803	16,477
Interest income	(17,041)	(12,103)	(81)
Equity in net (income) loss of unconsolidated affiliate	(5,529)	(4,916)	255
Impairment of investment	11,712	—	10,957
Other (income) expense	(5,391)	(423)	1,202
Income from continuing operations before income taxes	57,076	43,239	363
Income tax expense	18,149	11,206	9,361
Income (loss) from continuing operations, net of tax	38,927	32,033	(8,998)
Loss from discontinued operations, net of tax	(856)	(1,825)	(79,432)
Net income (loss)	38,071	30,208	(88,430)
Net loss attributable to noncontrolling interest	(988)	(1,650)	(7,686)
Net income (loss) attributable to EZCORP, Inc.	$39,059	$31,858	$(80,744)

Basic earnings (loss) per share attributable to EZCORP, Inc. — continuing operations	$0.73	$0.62	$(0.15)
Diluted earnings (loss) per share attributable to EZCORP, Inc. — continuing operations	$0.69	$0.62	$(0.15)

Weighted-average basic shares outstanding	54,456	54,260	54,427
Weighted-average diluted shares outstanding	57,896	54,368	54,427
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended September 30,
	2018	2017	2016

	(in thousands)
Net income (loss)	$38,071	$30,208	$(88,430)
Other comprehensive income (loss):
Foreign currency translation (loss) gain, net of income tax benefit (expense) for our investment in unconsolidated affiliate of $353, ($446) and $1,975 for the years ended September 30, 2018, 2017 and 2016, respectively	(2,688)	5,701	(14,580)
Amounts reclassified from accumulated other comprehensive loss	—	—	22
Other comprehensive (loss) income, net of tax	(2,688)	5,701	(14,558)
Comprehensive income (loss)	35,383	35,909	(102,988)
Comprehensive loss attributable to noncontrolling interest	(882)	(1,671)	(8,078)
Comprehensive income (loss) attributable to EZCORP, Inc.	$36,265	$37,580	$(94,910)
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par Value		Retained Earnings

	(in thousands)
Balances as of October 1, 2015	53,696	$537	$310,038	$400,552	$(55,096)	$—	$656,031
Stock compensation	—	—	9,152	—	—	—	9,152
Release of restricted stock	403	4	—	—	—	—	4
Excess tax deficiency from stock compensation	—	—	(295)	—	—	—	(295)
Taxes paid related to net share settlement of equity awards	—	—	(172)	—	—	—	(172)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	21	—	21
Foreign currency translation adjustment	—	—	—	—	(14,187)	—	(14,187)
Foreign currency translation reclassification upon disposition of Grupo Finmart	—	—	—	—	25,173	—	25,173
Acquisition of noncontrolling interest	—	—	—	—	—	246	246
Net loss	—	—	—	(80,744)	—	(1,024)	(81,768)
Balances as of September 30, 2016	54,099	$541	$318,723	$319,808	$(44,089)	$(778)	$594,205
Stock compensation	—	—	5,831	—	—	—	5,831
Release of restricted stock	299	3	—	—	—	—	3
Taxes paid related to net share settlement of equity awards	—	—	(767)	—	—	—	(767)
Reclassification of 2019 Convertible Notes Warrants to liabilities	—	—	(523)	—	—	—	(523)
Foreign currency translation adjustment	—	—	—	—	5,722	(21)	5,701
Equity classified conversion feature of 2024 Convertible Notes, net of tax	—	—	25,268	—	—	—	25,268
Net income (loss)	—	—	—	31,858	—	(1,650)	30,208
Balances as of September 30, 2017	54,398	$544	$348,532	$351,666	$(38,367)	$(2,449)	$659,926
Stock compensation	—	—	10,711	—	—	—	10,711
Release of restricted stock	187	2	—	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(311)	—	—	—	(311)
Reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act	—	—	—	1,455	(1,455)	—	—
Foreign currency translation adjustment	—	—	—	—	(2,794)	106	(2,688)
Equity classified conversion feature of 2025 Convertible Notes, net of tax	—	—	38,995	—	—	—	38,995
Net income (loss)	—	—	—	39,059	—	(988)	38,071
Balances as of September 30, 2018	54,585	$546	$397,927	$392,180	$(42,616)	$(3,331)	$744,706
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2018	2017	2016

	(in thousands)
Operating activities:
Net income (loss)	$38,071	$30,208	$(88,430)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	25,484	23,661	28,651
Amortization of debt discount and deferred financing costs	17,595	12,303	12,375
Accretion of notes receivable discount and deferred compensation fee	(9,150)	(3,788)	—
Deferred income taxes	7,978	6,046	2,674
Impairment of goodwill and long-lived assets	—	—	73,244
Other adjustments*	2,607	2,364	49,395
Gain on restructured notes receivable	—	(3,048)	—
Gain on disposition of Grupo Finmart, net of loss on extinguishment	—	—	(32,172)
Loss on extinguishment of debt and other	—	5,250	—
Stock compensation expense	10,784	5,866	5,346
(Income) loss from investments in unconsolidated affiliate	(5,529)	(4,916)	255
Impairment of investment in unconsolidated affiliate	11,712	—	10,957
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	(3,153)	(224)	7,677
Inventory	(1,074)	721	(3,735)
Prepaid expenses, other current assets and other assets	214	11,314	(11,696)
Accounts payable, accrued expenses and other liabilities	(3,902)	(31,041)	(26,297)
Customer layaway deposits	709	241	329
Income taxes, net of excess tax benefit from stock compensation	(3,622)	3,027	37,334
Dividends from unconsolidated affiliate	—	—	2,197
Net cash provided by operating activities	88,724	57,984	68,104
Investing activities:
Loans made	(707,220)	(646,625)	(676,375)
Loans repaid	421,331	386,383	428,196
Recovery of pawn loan principal through sale of forfeited collateral	266,962	244,632	235,168
Capital expenditures, net	(40,474)	(25,001)	(13,251)
Acquisitions, net of cash acquired	(93,165)	(2,250)	(6,000)
Investment in unconsolidated affiliate	(14,036)	—	—
Proceeds from disposition of Grupo Finmart, net of cash disposed	—	—	35,277
Principal collections on notes receivable	32,396	29,458	—
Net cash (used in) provided by investing activities	(134,206)	(13,403)	3,015
Financing activities:
Taxes paid related to net share settlement of equity awards	(311)	(767)	(172)
Payout of deferred consideration	—	—	(15,000)
Proceeds from settlement of forward currency contracts	—	—	3,557
Change in restricted cash	—	—	8,199
Proceeds from borrowings, net of issuance costs	171,409	139,506	64,133
Payments on borrowings	(3,510)	(85,388)	(112,123)
Repurchase of common stock	—	—	(11,750)
Net cash provided by (used in) financing activities	167,588	53,351	(63,156)
Effect of exchange rate changes on cash and cash equivalents	(484)	724	(1,350)
Net increase in cash and cash equivalents	121,622	98,656	6,613
Cash and cash equivalents at beginning of period	164,393	65,737	59,124
Cash and cash equivalents at end of period	$286,015	$164,393	$65,737

Cash paid during the period for:
Interest	$8,412	$9,068	$18,722
Income taxes, net	13,676	8,866	2,962

Non-cash investing and financing activities:

EZCORP, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

Pawn loans forfeited and transferred to inventory	$274,590	$257,388	$249,316
Dividend reinvestment acquisition of additional ownership in unconsolidated affiliate	—	1,153	—

*
Fiscal 2016 amount is primarily comprised of discontinued operations. See Note 16 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”

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
As of September 30, 2018, we operated a total of 988 locations, consisting of:

•	508 United States pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);

•	340 Mexico pawn stores (operating primarily as Empeño Fácil);

•	113 pawn stores in Guatemala, El Salvador, Honduras and Peru (operating as GuatePrenda and MaxiEfectivo); and

•	27 financial services stores in Canada (operating as CASHMAX).
We also own 34.75% of Cash Converters International Limited (“Cash Converters International”), a publicly-traded company (ASX:CCV) headquartered in Perth, Western Australia with over 750 corporate-owned and franchised locations in 18 countries.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of EZCORP, Inc. and its consolidated subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.
We adopted Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40) during the first quarter of fiscal 2017. Upon adoption of the ASU, management has the responsibility to evaluate whether there is substantial doubt about our ability to continue as a going concern for a period of one year after the date that the financial statements are issued (or available to be issued) or to provide related footnote disclosures. We do not believe there is substantial doubt about our ability to continue as a going concern.
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
Our noncontrolling interest is comprised of activities of an insignificant consolidated VIE of which we are the primary funding source. In addition, see “Notes Receivable from Grupo Finmart Divestiture” in Note 5 for discussion of the nonconsolidated VIE Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart").

Reclassifications to Prior Period Financial Statements
We have reclassified certain capitalized labor expenditures in the previous period on our consolidated statements of cash flows from "Prepaid expenses, other current assets and other assets" in operating cash flows to "Additions to property and equipment and capitalized labor, net" in investing cash flows. These reclassifications do not have a material impact to prior periods presented. Certain other reclassifications of prior period amounts have been made. These reclassifications, other than those pertaining to the adoption of ASUs discussed below, were made to conform to the current period presentation.
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
We record merchandise sales revenue and the related cost when merchandise inventory is sold or, in the case of a layaway sale, when we receive the final payment. We record scrapping sales revenue and the related cost when scrap inventory is sold and the proceeds to be received are determinable and ownership is transferred, the timing of which can vary across jurisdictions and depending on explicit terms in scrapping contracts. Sales tax collected on the sale of inventory is excluded from the amount recognized as sales and instead recorded as a liability in “Accounts payable, accrued expenses and other current liabilities” in our consolidated balance sheets until remitted to the appropriate governmental authorities.
Customers may also purchase an item on layaway by paying a minimum layaway deposit of typically 10% of the item’s sale price. We hold the item for a 60 to 180-day period, during which the customer is required to pay the balance of the sales price. The initial deposit and subsequent payments are recorded as customer layaway deposits. Layaway deposits are deferred and are recorded as sales at the earlier of when paid in full, with delivery of the related merchandise to the customer, or default on the layaway plan with an associated restocking fee. We record layaway fees as merchandise sales revenue, as they are incidental to sales of merchandise.
Our transaction prices are explicitly stated within the contracts with our customers.
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
In order to state inventory at the lower of cost or net realizable value, we record an allowance for excess, obsolete or slow-moving inventory based on the type and age of merchandise. Our inventory consists primarily of general merchandise and jewelry. Our "Merchandise cost of goods sold" includes the historical cost of inventory sold, inventory shrinkage and any change in the allowance for inventory shrinkage and valuation. We include the cost of operating our central jewelry processing unit under “Jewelry scrapping cost of goods sold,” as it relates directly to sales of precious metals to refiners.
We consider our estimates of obsolete or slow-moving inventory and shrinkage critical estimates in determining the appropriate overall valuation allowance for inventory. We monitor our sales margins for each type of inventory on an ongoing basis and compare to historical margins. Significant variances in those margins may require a revision to future inventory reserve estimates. We monitor our reserve estimates pertaining to jewelry inventory depending on the current and projected prices of gold. Future declines in the value of gold prices may cause an increase in reserve rates pertaining to jewelry inventory.
With respect to our Mexico pawn operations, we do not own the forfeited collateral; however, we assume the risk of loss on such collateral and are solely responsible for its care and disposition and as such, record such collateral under “Inventory, net” in our consolidated balance sheets. The amount of inventory from our Mexico pawn operations classified as “Inventory, net” in our consolidated balance sheets was $25.1 million and $21.9 million as of September 30, 2018 and 2017, respectively.
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
Notes Receivable
As discussed under “Notes Receivable from Grupo Finmart Divestiture” in Note 5, in September 2017 we restructured the repayment arrangements for certain promissory notes that we had received from Grupo Finmart in connection with the divestiture of Grupo Finmart in September 2016. We accounted for the restructuring as new notes receivable for which the modification was more than minor, recognizing $3.0 million of discount remaining on the original notes receivable as a gain, which we included in our income statement as a component of “Interest income.” As part of the restructuring of the notes receivable, we negotiated a deferred compensation amount of up to $14.0 million which we are accounting for as “Interest income” under the effective interest method, accreting to its ultimate estimated settlement amount at September 2020. We review the payment history, creditworthiness, projected cash flows and related assumptions of Grupo Finmart and Alpha Holding, S.A. de C.V. (“AlphaCredit”) (the guarantor of such notes receivable) in determining whether our notes receivable and deferred compensation amounts are collectible. Prior to the restructuring, we amortized the discount on our notes receivable into “Interest income” under the effective interest method over the life of the notes receivable. We currently accrue interest under the terms of the repayment schedules. These items are included in “Corporate items” and “Latin America Pawn” within our segment disclosure in Note 15. As of September 30, 2018, we have included no impairment due to non-collectability on our notes receivable.
Equity Method Investments
We account for our investment in Cash Converters International using the equity method. Since Cash Converters International’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Thus, income reported for fiscal years ended September 30, 2018, 2017 and 2016 represents our percentage interest in the results of Cash Converters International’s operations for the twelve-month periods ended June 30, 2018, 2017 and 2016, respectively. Because Cash Converters International publicly files semi-annual financial reports with the Australian Securities & Investments Commission as of and for the periods ended June 30 and December 31, we make estimates for our equity in Cash Converters International’s net income (loss) for Cash Converters International three-month periods ended March 31 (our reporting period ended June 30) and September 30 (our reporting period ended December 31). Those estimates may vary from actual results. We adjust our estimates as necessary in our reporting periods ended March 31 and September 30 to conform to Cash Converters International actual results as shown in their published semi-annual reports. We measure and record all other-than-temporary impairments as of the date of our reporting period.
We accounted for the negative basis in our investment in Cash Converters International generated as a result of impairments and other items as a reduction in our portion of Cash Converters International goodwill. To the extent Cash Converters International recognizes future impairments in its goodwill, we will not record our share of such impairments until the negative basis is restored.
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

We have determined that our reporting units are equivalent to our operating segments for fiscal 2018. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly-traded companies that are similar but not identical from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainty inherent in the respective businesses and in our internally developed forecasts. Discount rates used in fiscal 2018 goodwill valuations ranged from 10% to 15%. In testing other intangible assets for potential impairment, we apply key assumptions that are consistent with those utilized in our goodwill impairment test. Changes in the economic conditions or regulatory environment could negatively affect our key assumptions.
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
Software Development Costs and Cloud Computing Arrangements
We capitalize certain costs incurred in connection with developing or obtaining software for internal use and amortize the costs on a straight-line basis over the estimated useful lives of each system, typically five years. Net capitalized development costs are included in “Capital expenditures, net” in our consolidated statements of cash flows.
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
Insurance Recoveries
We incur legal costs with respect to a variety of issues on an ongoing basis. To the extent that such costs are reimbursable under applicable insurance policies, we believe it is probable such costs will be reimbursed and such reimbursements can be reasonably estimated, we record a receivable from the insurance enterprise and a recovery of the costs in our statements of operations. When such recoveries are received, they are recorded under “Operating activities” in our consolidated statements of cash flows. All loss contingencies are recorded gross of the insured recoveries as applicable.
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
Convertible Debt Securities
In accounting for our 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”) and the 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”) at issuance, we separated the securities into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The carrying value of the liability components was calculated by measuring the fair value of similar liabilities that do not have an associated conversion feature, including discount rates of approximately 8%. The excess of the principal amount over the fair value of the liability component was recorded as a discount with a corresponding increase in additional paid-in capital. The debt discounts will be accreted to “Interest expense” over the respective terms of the 2025 Convertible Notes and the 2024 Convertible Notes using the effective interest method. The amount recorded to “Additional paid-in capital” will not be remeasured as long as they continue to meet the conditions for equity classification.
We account for the conversion premium of the 2025 Convertible Notes and the 2024 Convertible Notes under the treasury method in accordance with our accounting policy, which assumes settlement of the conversion premium (equal to the as-converted value over the face principal amount) in shares of our Class A Common Stock.
Foreign Currency
Empeño Fácil’s functional currency is the Mexican peso, and the functional currencies of our other operations included in our Latin America Pawn segment include the Guatemalan quetzal (Guatemala), United States dollar (El Salvador), Honduran lempira (Honduras) and Peruvian sol (Peru). The functional currency of our wholly owned foreign subsidiary in Canada is the Canadian dollar. Our foreign subsidiaries' balance sheet accounts are translated from their respective functional currencies into United States dollars at the exchange rate at the end of each quarter, and their earnings are translated into United States dollars at the average exchange rate each quarter. We present resulting translation adjustments as a separate component of stockholders’ equity.
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
Foreign currency transaction gains and losses not accounted for as translations as discussed above are included under “Other (income) expense” in our consolidated statements of operations. These (gains) losses included in continuing operations were $(0.4) million, $(0.5) million and $1.1 million for fiscal 2018, 2017 and 2016, respectively.
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
Advertising
Advertising costs are expensed as incurred and included primarily under “Operations” expense in our consolidated statements of operations. These costs included in continuing operations were $2.5 million, $1.9 million and $2.1 million for fiscal 2018, 2017 and 2016, respectively.
Stock Compensation
We measure share-based compensation expense at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, ratably over the vesting or service period, as applicable, of the stock award. Our policy is to recognize expense on performance-based awards, where satisfaction of the performance condition is probable, ratably over the awards’ vesting period and recognize expense on awards that only have service requirements on a straight-line basis.
We adopted ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to team member Share-Based Payment Accounting, during the first quarter of fiscal 2017. This ASU simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, calculation of the dilutive impact of awards, classification of awards as either equity or liabilities and classification on the statement of cash flows. We prospectively applied the requirement to present excess tax benefits as an operating activity on the statement of cash flows. Further, we continue to estimate the number of award forfeitures in recording costs for share-based awards. The financial impact of adopting the ASU was a $0.5 million income tax benefit in fiscal 2017 for excess tax benefits on vested awards which previously would have been recorded to "Additional paid-in capital" prior to adoption of the ASU.
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
Income Taxes
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law. Among other things, the Act reduces the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The corporate tax rate reduction was effective as of January 1, 2018 and, accordingly, reduced our federal statutory rate for fiscal 2018 to a blended rate of 24.5%, and will further reduce our federal statutory rate to 21% beginning in fiscal 2019. As of September 30, 2018, we have finalized our determination of the impact of the Act including the reduction in the corporate rate and the deemed repatriation transition tax. We recognized a $2.1 million charge for the revaluation of our deferred tax assets and liabilities to the reduced tax rate upon enactment of the Act. In addition, we recorded a charge of approximately $2.6 million to record a valuation allowance against foreign tax credit carryforwards which are not more likely than not to be utilized as a result of changes in tax law enacted as part of the Act. Both items are included as components of "Income tax expense" in our consolidated statements of operations.
In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows entities to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Act. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As allowed, we early adopted ASU 2018-02 on a prospective basis as of January 1, 2018 and reclassified $1.5 million of accumulated foreign currency translation associated with our unconsolidated affiliate Cash Converters International, resulting from the stranded tax effects from the reduction of our effective tax rate, from accumulated other comprehensive loss to retained earnings.
Other
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
We may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which we operate or have operated within a relevant period. Significant judgment is required in determining uncertain tax positions. We utilize the required two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. We adjust these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We believe adequate provisions for income taxes have been made for all periods. We recognize interest and penalties related to unrecognized tax benefits as “Income tax expense” in our consolidated statements of operations, which were $0.2 million in each of 2018, 2017 and 2016.
We consider our assessment of the recognition of deferred tax assets as well as estimates of uncertain tax positions to be critical estimates.
Earnings per Share and Common Stock
We compute basic earnings per share on the basis of the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding, including conversion features embedded in our outstanding convertible debt, during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock awards, as well as shares issuable on conversion of our outstanding convertible debt securities and exercise of outstanding warrants. Potential common shares are required to be excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vest are greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. There were no participating securities outstanding during fiscal 2018, 2017 and 2016 requiring the application of the two-class method.
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
Use of Estimates and Assumptions
The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, collectability of notes receivable, loan loss allowances, long-lived and intangible assets, income taxes, potential impairments of investments, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe are reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.
Discontinued Operations
We adopted ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) — Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity, during the first quarter of fiscal 2016. There was no impact of adopting the ASU on our consolidated financial position, results of operations or cash flows.

Accounting Pronouncements Not Yet Adopted

•
In August 2018, the FASB issued ASU 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40). This ASU provides guidance around accounting for implementation costs incurred in a cloud computing arrangement. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted based upon guidance issued within the ASU. A reporting entity should apply the amendment either retrospectively or prospectively based on the specific guidance within the ASU. We are currently assessing the effect of adoption on our financial position, results of operations or cash flows.

•
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework. This ASU modifies the disclosure requirements for fair value measurements in Accounting Standards Codification (“ASC”) 820. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted based upon guidance issued within the ASU. A reporting entity should apply the amendment either retrospectively or prospectively based on the specific guidance within the ASU. We do not anticipate that the adoption of the ASU will have a material effect on our disclosures.

•
In May 2017, the FASB issued ASU 2017-09, Compensation — Stock Compensation (Topic 718). This ASU provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. We will adopt ASU 2017-09 on October 1, 2018 and such adoption will not have an effect on our financial position, results of operations or cash flows.

•
In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt ASU 2016-18 on October 1, 2018 and such adoption will not have a material effect on our consolidated statements of cash flows.

•
In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on eight specific cash flow issues. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We will adopt ASU 2016-15 on October 1, 2018 and such adoption will not have an effect on our consolidated statements of cash flows.

•
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A reporting entity should generally apply the amendment on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting periods in which the amendment is effective. We have not identified any impacts to our financial statements as a result of adopting the ASU that we believe will be material, although we continue to evaluate the impact of adoption. We will complete our implementation to allow for proper recognition, presentation and disclosure upon adoption of the ASU which is effective for our fiscal 2021.

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The provisions of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted based upon guidance issued within the ASU. We are in the process of evaluating the impact of adopting ASU 2016-02 on our consolidated financial position, results of operations and cash flows, and anticipate a material impact on our consolidated financial position. Additionally, we are evaluating the disclosure requirements under this ASU and are identifying and preparing to implement changes to our accounting policies, practices and controls to support adoption of the ASU and have completed upgrades to our third-party software solution to support adoption. We will complete our implementation to allow for proper recognition, presentation and disclosure upon adoption of the ASU which is effective for our fiscal 2020. We currently plan to adopt this ASU using the optional transition method provided under ASU 2018-11, Leases, (Topic 842): Targeted Improvement which was issued in July 2018, allowing for application of ASU 2016-02 at the adoption date, with recognition of a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

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

We will adopt ASU 2014-09 and related guidance on October 1, 2018 using the modified retrospective method. We evaluated the impact of ASC 606 on our consolidated financial position, results of operations, cash flows and disclosure requirements noting no material impact to our consolidated financial statements. Additionally, we have concluded that ASC 606 will not impact our revenue recognition for pawn service charges or consumer loan fees as we believe neither of those revenue streams are within the scope of ASC 606.
NOTE 2: ACQUISITIONS
Camira Administration Corp. and Subsidiaries (“GPMX”) in Fiscal 2018
On October 6, 2017, we completed the acquisition of 100% of the outstanding stock of Camira Administration Corp. and subsidiaries (“GPMX”), a business that, at the time, owned and operated 112 stores located in Guatemala, El Salvador, Honduras and Peru. The GPMX acquisition significantly expanded our store base into Latin American countries outside of Mexico and provides us with a platform for further growth in the region. Under the terms of the stock purchase agreement (“SPA”), we paid $53.4 million in cash upon closing and, subsequent to the closing, paid $6.7 million to satisfy the acquired company's indebtedness to members of the seller’s affiliated group. The SPA specified a further $2.25 million to be paid contingent upon performance of GPMX’s business during a period up to 24 months following the closing date, and the business achieved the specified performance goal during the first quarter of fiscal 2018. Consequently, we made a final payment of $1.6 million in January 2018 in satisfaction of the contingent purchase price obligation, after reduction for certain adjustments under the SPA, yielding a total purchase price of $61.7 million.
All Other Fiscal 2018 Acquisitions
On June 25, 2018, we acquired 40 pawn stores operating under the name “Montepio San Patricio” in and around Mexico City, the largest market in Mexico. The acquisition of these stores is our largest acquisition in Mexico to date and significantly strengthens our competitive position in the strategically important Mexico City metropolitan area. The physical space in these stores is substantially larger than our average store in Mexico, giving us the capacity to increase their focus on general merchandise pawn loan and retail activities.
On June 11, 2018, we acquired 23 pawn stores operating under the name “Presta Dinero,” giving us a presence in a number of cities within seven central-Mexico states in which we already have stores. These stores complement our existing stores, allowing us to achieve synergies in management and administration while giving us a presence in new cities and neighborhoods.
On December 4, 2017, we acquired 21 pawn stores located in the Mexican state of Sinaloa operating under the name “Bazareño.” The Bazareño stores make up the largest chain of pawn stores in Culiacan, the capital city of Sinaloa, giving us the number one position in that market and an important strategic presence in the northwest region of Mexico.
The purchase prices of the above acquisitions were paid in cash. We are continuing to gather information for completion of accounting for certain balances associated with the Montepio San Patricio and Presta Dinero acquisitions and may include revisions to the initial purchase accounting in subsequent quarters.
These acquisitions, collectively referred to as "All Other" below, were individually immaterial and we have therefore omitted or aggregated certain disclosures.

Other Information for Fiscal 2018 Acquisitions
With the completion of the GPMX acquisition, we combined the results of that business with the results of our Mexico pawn business, and that reporting segment is now referred to as "Latin America Pawn." See Note 15, Segment Information, below. The acquisitions described above were all attributable to our Latin America Pawn segment. Including the revision of values and finalization of accounting for certain assets associated with the acquisition of Montepio San Patricio and Presta Dinero, the allocation of the consideration for the net acquired assets from our fiscal 2018 business combinations was as follows:

	GPMX	All Other

	(in thousands)
Cash and cash equivalents	$2,560	$—
Earning assets	17,247	8,347
Other assets	3,450	4,272
Property and equipment, intangible assets, deferred taxes and other assets, net*	11,671	13,678
Goodwill	33,511	9,015
Accounts payable, deferred taxes and other liabilities	(6,723)	(159)
Total consideration	$61,716	$35,153

*	Intangible assets consist primarily of $9.8 million and $6.6 million in trade names acquired with indefinite useful lives, for GPMX and All Other, respectively.
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
The results of the acquired businesses have been included in our consolidated financial statements beginning after the acquisition dates as indicated above in our Latin America Pawn segment with revenue and net income amounts as presented below. Such net income does not include acquisition-related costs of approximately $0.6 million for fiscal 2018, which were expensed as incurred and primarily included under “Administrative” expense in our consolidated statements of operations. It is impracticable to provide historical supplemental pro forma financial information for GPMX and All Other acquisitions due to a variety of factors, including complexity of restructured entities acquired and access to historical information, such as information necessary to eliminate intercompany transactions.

	Fiscal Year Ended September 30, 2018
	Revenue	Net Income

GPMX	$46.5	$8.0
All Other	7.5	1.3
Fiscal 2017 and 2016 Acquisitions
We have concluded that the acquisitions described below were immaterial to our overall consolidated financial results and, therefore, have omitted the information that would otherwise be required by ASC 805-10-50-2(h).
In August 2017, we acquired certain assets related to two pawn stores in Central Texas and one pawn store in Las Vegas, Nevada. The aggregate purchase price for these transactions in total was $2.3 million in cash, of which $0.4 million was recorded as goodwill. For additional discussion of the Central Texas acquisition, see Note 11.
On February 1, 2016, we acquired six pawn stores in the Houston, Texas area doing business under the "Pawn One" brand. The aggregate purchase price was $6.2 million in cash, inclusive of all ancillary arrangements, of which $3.2 million was recorded as goodwill.
These acquisitions were made as part of our continuing strategy to enhance our earnings over the long-term. The factors contributing to the recognition of goodwill were based on several strategic and synergistic benefits we expect to realize from the acquisitions. These benefits include a greater presence in the Texas and Las Vegas markets, as well as the ability to further leverage our expense structure through increased scale. Goodwill from these acquisitions was recorded in the U.S. Pawn segment. We expect substantially all goodwill attributable to the fiscal 2017 acquisitions will be deductible and none of the goodwill attributable to the fiscal 2016 acquisition will be deductible for tax purposes.
NOTE 3: EARNINGS PER SHARE
Components of basic and diluted earnings (loss) per share and excluded antidilutive potential common shares are as follows:

	Fiscal Year Ended September 30,
	2018	2017	2016

	(in thousands, except per share amounts)
Net income (loss) from continuing operations attributable to EZCORP (A)	$39,915	$33,683	$(7,973)
Loss from discontinued operations, net of tax (B)	(856)	(1,825)	(72,771)
Net income (loss) attributable to EZCORP (C)	$39,059	$31,858	$(80,744)

Weighted average outstanding shares of common stock (D)	54,456	54,260	54,427
Dilutive effect of restricted stock and 2024 Convertible Notes*	3,440	108	—
Weighted average common stock and common stock equivalents (E)	57,896	54,368	54,427

Basic earnings (loss) per share attributable to EZCORP:
Continuing operations (A / D)	$0.73	$0.62	$(0.15)
Discontinued operations (B / D)	(0.01)	(0.03)	(1.34)
Basic earnings (loss) per share (C / D)	$0.72	$0.59	$(1.49)

Diluted earnings (loss) per share attributable to EZCORP:
Continuing operations (A / E)	$0.69	$0.62	$(0.15)
Discontinued operations (B / E)	(0.01)	(0.03)	(1.34)
Diluted earnings (loss) per share (C / E)	$0.68	$0.59	$(1.49)

Potential common shares excluded from the calculation of diluted earnings per share above, exclusive of the additional potential impact of the 2019 Convertible Notes Warrants, 2024 Convertible Notes and 2025 Convertible Notes*:

Restricted stock**	2,218	2,356	840

*	See Note 8 for discussion of the terms and conditions of these potential common shares and dilutive impact thereon.

**
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

NOTE 4: STRATEGIC INVESTMENTS
As of September 30, 2018, we owned 214,183,714 shares, or approximately 34.75%, of Cash Converters International, which is, as a result, our unconsolidated affiliate. Our total investment in Cash Converters International was acquired between November 2009 and June 2018 for approximately $96.1 million, including the acquisition of 57,631,230 shares in June 2018 for $14.0 million (increasing our ownership by three percentage points) in connection with an underwritten placement of 123.3 million shares by Cash Converters International for AUD 39.5 million, excluding costs. Cash Converters International stated it will use the proceeds from the offering to reduce outstanding indebtedness and provide additional capital to pursue growth opportunities while maintaining sufficient working capital. Our participation in this offering, including our increased equity ownership, does not change our conclusion to account for our investment in Cash Converters International under the equity method.
Our equity in Cash Converters International’s net income (loss) was $5.5 million, $4.9 million and $(0.3) million in fiscal 2018, 2017 and 2016, respectively. Cash Converters International did not declare or pay a dividend in fiscal 2018. We recorded dividends from Cash Converters International of $1.2 million and $2.2 million in fiscal 2017 and 2016, respectively, of which the fiscal 2017 dividend was reinvested. Cash Converters International’s accumulated undistributed after-tax earnings included in our consolidated retained earnings were $15.8 million as of September 30, 2018.
The following tables present summary financial information for Cash Converters International’s most recently reported results as of September 30, 2018, 2017 and 2016 as applicable after translation to U.S. dollars:

	June 30,
	2018	2017

	(in thousands)
Current assets	$229,105	$155,749
Non-current assets	148,195	150,843
Total assets	$377,300	$306,592

Current liabilities	$122,924	$57,387
Non-current liabilities	15,449	48,698
Shareholders’ equity	238,927	200,507
Total liabilities and shareholders’ equity	$377,300	$306,592

	Fiscal Year Ended June 30,
	2018	2017	2016

	(in thousands)
Gross revenues	$201,800	$204,509	$225,712
Gross profit	128,366	130,943	146,286
Net profit (loss)	17,443	15,546	(3,839)
During fiscal 2018, the fair value of our investment in Cash Converters International, as estimated by reference to its quoted market price per share, declined from September 30, 2017 and ended below its carrying value as of September 30, 2018. As of September 30, 2018, we determined that our investment was impaired and that such impairment was other-than-temporary. In reaching this conclusion, we considered all available evidence, including the following: (i) positive earnings reported for the previous two years; (ii) resolution of Australian Securities and Investment Commission Enforceable Undertaking in May 2018; (iii) executive turnover including announcement of its chief executive officer’s departure in August 2018; (iv) outstanding Queensland class action litigation; (v) ongoing uncertainty around Australian legislative action; (vi) continued cessation of dividend payments; (vii) available analyst reports including associated future earnings and cash flow forecasts; and (viii) the prolonged drop in Cash Converters International’s stock price. As a result, we recognized an other-than-temporary impairment in Cash Converters International of $11.7 million ($9.2 million, net of taxes) in fiscal 2018.
During fiscal 2016, the fair value of our investment in Cash Converters International continued to decline from its previous value and remained below its carrying value. As of September 30, 2016, we determined that our investment was impaired and that such impairment was other-than-temporary and recognized an other-than-temporary impairment in Cash Converters International of $11.0 million ($7.2 million, net of taxes).

The above impairments increased the difference between the amount at which our investment was carried and the amount of underlying equity in net assets of Cash Converters International as discussed in Note 1 and were recorded under “Impairment of investment” in our consolidated statements of operations in the “Other International” segment. We will continue to monitor the fair value of our investment in Cash Converters International for other-than-temporary impairments in future reporting periods and may record additional impairment charges should the fair value of our investment in Cash Converters International further decline below its carrying value for an extended period of time. See Note 5 for the fair value and carrying value of our investment in Cash Converters International.
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
Recurring Fair Value Measurements
The table below presents our financial assets (liabilities) that were carried and measured at fair value on a recurring basis:

		September 30, 2018	September 30, 2017
Financial Assets (Liabilities):	Balance Sheet Location

		(in thousands)
2019 Convertible Notes Hedges — Level 2	Prepaid expenses and other current assets	$2,552	$—
2019 Convertible Notes Hedges — Level 2	Other assets, net	—	6,591
2019 Convertible Notes Embedded Derivative — Level 2	Current maturities of long-term debt, net	(2,552)	—
2019 Convertible Notes Embedded Derivative — Level 2	Long-term debt, net	—	(6,591)
We measured the fair value of the cash-settled call options pertaining to the 2.125% Cash Convertible Senior Notes Due 2019 (the “2019 Convertible Notes Hedges”) and the 2019 Convertible Notes derivative instrument (the “2019 Convertible Notes Embedded Derivative”) using the Black-Scholes-Merton model based on observable Level 1 and Level 2 inputs such as conversion price of underlying shares, current share price, implied volatility, risk free interest rate and other factors. The volatility inputs used as of September 30, 2018 and 2017 were 36% to 37%, based on observed market inputs. In July 2017, we cash settled the portion of the 2019 Convertible Notes Hedges and 2019 Convertible Notes Warrants relating to $35 million aggregate principal amount of 2019 Convertible Notes that we repurchased and retired, as further discussed in Note 8. As an estimate of the sensitivity of the fair values of the 2019 Convertible Notes Hedges and 2019 Convertible Notes Embedded Derivative, if volatility inputs of 30% and 45% were used, the fair values would have ranged from $1.0 million to $4.6 million.
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

	Carrying Value	Estimated Fair Value
	September 30, 2018	September 30, 2018	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$37,425	$41,153	$—	$—	$41,153
Investment in unconsolidated affiliate	49,500	49,500	49,500	—	—

Financial liabilities:
2019 Convertible Notes	$187,433	$189,150	$—	$189,150	$—
2024 Convertible Notes	105,858	180,399	—	180,399	—
2025 Convertible Notes	119,736	161,253	—	161,253	—
8.5% unsecured notes due 2024	1,304	1,304	—	—	1,304

	Carrying Value	Estimated Fair Value
	September 30, 2017	September 30, 2017	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$60,975	$74,262	$—	$—	$74,262
Investment in unconsolidated affiliate	43,319	49,057	49,057	—	—

Financial liabilities:
2019 Convertible Notes	$177,346	$193,811	$—	$193,811	$—
2024 Convertible Notes	100,870	175,016	—	175,016	—
Based primarily on the short-term nature of cash and cash equivalents, pawn loans, pawn service charges receivable, current consumer loans, fees and interest receivable and other debt, we estimate that their carrying value approximates fair value. We consider our cash and cash equivalents to be measured using Level 1 inputs and our pawn loans, pawn service charges receivable, consumer loans, fees and interest receivable and other debt to be measured using Level 3 inputs. Significant increases or decreases in the underlying assumptions used to value pawn loans, pawn service charges receivable, consumer loans, fees and interest receivable and other debt could significantly increase or decrease these fair value estimates.
For background information regarding the notes receivable, see “Notes Receivable from Grupo Finmart Divestiture” below. We measured the fair value of the notes receivable as of September 30, 2018 and 2017 under a discounted cash flow approach considering the estimated credit ratings for Grupo Finmart and AlphaCredit and as determined with external consultation, with discount rates ranging primarily from 7% to 8%. Certain of the significant inputs used for the valuation were not observable in the market. Included in the fair value of the notes receivable is the estimated fair value of the deferred compensation fee negotiated in September 2017, of which the ultimate amount to be received is dependent upon the timing of payment of the notes receivable as discussed in “Notes Receivable from Grupo Finmart Divestiture” below. Significant increases or decreases in the underlying assumptions used to value the notes receivable could significantly increase or decrease these fair value estimates.
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
During fiscal 2018 and 2017, we collected $32.4 million and $29.5 million, respectively, in principal on these notes receivable. As of September 30, 2017, all of the notes receivable (other than the Parent Loan Notes discussed below) had been repaid and the guarantee liability had been extinguished.
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

•
The per annum interest rate was increased from 4% to 10% for the dollar-denominated note and from 7.5% to 14.5% for the peso-denominated note. Accrued interest is also payable monthly, commencing October 27, 2017.

•	We will receive an additional deferred compensation fee of $14.0 million, payable $6.0 million on September 27, 2019, $4.0 million on March 27, 2020 and $4.0 million on September 27, 2020.

•
The Parent Loan Notes may be prepaid in full voluntarily at any time and are subject to mandatory prepayment in certain circumstances. Upon any prepayment, whether voluntary or mandatory, Grupo Finmart must pay all outstanding principal, all accrued but unpaid interest and an amount equal to the sum of (1) all remaining interest payments that would otherwise be due through the end of the term and (2) the deferred compensation fee. If the prepayment occurs on or prior to June 30, 2019, the deferred compensation fee will be reduced to $10.0 million.

•	The Parent Loan Notes, as amended, are now fully guaranteed by AlphaCredit.
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
We review the financial statements of Grupo Finmart and AlphaCredit including the calculation of synthetic credit spreads as described above in making our determination that the Parent Loan Notes are collectible on an ongoing basis. The following table presents the carrying amount and classification of the assets compared to the maximum exposure to loss:

		September 30, 2018		September 30, 2017
Instrument	Balance Sheet Location	Asset Recorded in Consolidated Balance Sheet	Maximum Exposure to Loss	Asset Recorded in Consolidated Balance Sheet	Maximum Exposure to Loss

		(in thousands)		(in thousands)
Notes receivable	Notes receivable, net (including accreted deferred compensation of $9.2 million and $0.1 million as of September 30, 2018 and 2017, respectively)	$37,425	$37,425	$60,975	$60,975

NOTE 6: PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows:

	September 30,
	2018			2017
	Carrying Amount	Accumulated Depreciation	Net Book Value	Carrying Amount	Accumulated Depreciation	Net Book Value

	(in thousands)
Land	$4	$—	$4	$4	$—	$4
Buildings and improvements	97,236	(60,459)	36,777	80,828	(55,077)	25,751
Furniture and equipment	119,975	(85,737)	34,238	105,319	(78,581)	26,738
Software	34,178	(33,177)	1,001	34,022	(32,623)	1,399
In progress	1,629	—	1,629	4,067	—	4,067
	$253,022	$(179,373)	$73,649	$224,240	$(166,281)	$57,959
NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and Intangible Asset Balances
The following table presents the balance of each major class of indefinite-lived intangible asset:

	September 30,
	2018	2017

	(in thousands)
Pawn licenses	$9,527	$9,535
Trade names	20,776	4,000
	$30,303	$13,535
The following table presents the changes in the carrying value of goodwill by segment:

	U.S. Pawn	Latin America Pawn	Consolidated

	(in thousands)
Balances as of September 30, 2016	$247,538	$6,438	$253,976
Acquisitions	356	—	356
Effect of foreign currency translation changes	—	428	428
Balances as of September 30, 2017	$247,894	$6,866	$254,760
Acquisitions	—	42,526	42,526
Effect of foreign currency translation changes	—	162	162
Balances as of September 30, 2018	$247,894	$49,554	$297,448
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset:

	September 30,
	2018			2017
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Non-compete agreements	$3,626	$(3,314)	$312	$3,659	$(3,102)	$557
Internally developed software	40,223	(17,512)	22,711	29,741	(12,597)	17,144
Other	3,826	(2,229)	1,597	3,148	(1,964)	1,184
	$47,675	$(23,055)	$24,620	$36,548	$(17,663)	$18,885

Amortization of Definite-Lived Intangibles
The amortization of most definite-lived intangible assets is recorded as amortization expense. The favorable lease asset and other intangibles are amortized to operations expense over the related lease terms. The following table presents the amount and classification of amortization recognized as expense:

	Fiscal Year Ended September 30,
	2018	2017	2016

	(in thousands)
Amortization expense in continuing operations	$5,780	$4,184	$4,742
Amortization expense in discontinued operations	—	—	2,055
Operations expense	199	90	87
	$5,979	$4,274	$6,884
The following table presents our estimate of future amortization expense for definite-lived intangible assets:

Fiscal Year Ended September 30,	Amortization expense	Operations expense

	(in thousands)
2019	$6,372	$23
2020	5,803	23
2021	4,746	23
2022	3,858	2
2023	1,696	—
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
NOTE 8: DEBT
The following tables present our debt instruments outstanding, contractual maturities and interest expense:

	September 30, 2018			September 30, 2017
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
2019 Convertible Notes	$195,000	$(7,567)	$187,433	$195,000	$(17,654)	$177,346
2019 Convertible Notes Embedded Derivative	2,552	—	2,552	6,591	—	6,591
2024 Convertible Notes	143,750	(37,892)	105,858	143,750	(42,880)	100,870
2025 Convertible Notes	172,500	(52,764)	119,736	—	—	—
8.5% unsecured notes due 2024*	1,304	—	1,304	—	—	—
Total	$515,106	$(98,223)	$416,883	$345,341	$(60,534)	$284,807
Less current portion	197,748	(7,567)	190,181	—	—	—
Total long-term debt	$317,358	$(90,656)	$226,702	$345,341	$(60,534)	$284,807

*	Amount translated from Guatemalan quetzals as of September 30, 2018. Certain disclosures omitted due to materiality considerations.

	Principal Payment Schedule
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
2019 Convertible Notes*	$195,000	$195,000	$—	$—	$—
2024 Convertible Notes*	143,750	—	—	—	143,750
2025 Convertible Notes*	172,500	—	—	—	172,500
8.5% unsecured notes due 2024	1,304	196	428	428	252
	$512,554	$195,196	$428	$428	$316,502

*	Excludes the potential impact of the embedded derivative.

	Fiscal Year Ended September 30,
	2018	2017	2016

	(in millions)
Term Loan Facility:
Contractual interest expense	$—	$4.3	$0.4
Amortization of debt discount and deferred financing costs	—	0.4	—
Total interest expense	$—	$4.7	$0.4

2019 Convertible Notes:
Contractual interest expense	$4.1	$4.7	$4.9
Amortization of debt discount and deferred financing costs	10.0	10.8	10.6
Total interest expense	$14.1	$15.5	$15.5

2024 Convertible Notes:
Contractual interest expense	$4.1	$1.0	$—
Amortization of debt discount and deferred financing costs	5.1	1.1	—
Total interest expense	$9.2	$2.1	$—

2025 Convertible Notes:
Contractual interest expense	$1.6	$—	$—
Amortization of debt discount and deferred financing costs	2.3	—	—
Total interest expense	$3.9	$—	$—
2.375% Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”). All of the 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the "2018 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2025 Convertible Notes were issued in a private offering and resold under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and will mature on May 1, 2025 (the "2025 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. At maturity, the holders of the 2025 Convertible Notes will be entitled to receive cash equal to the principal amount of the 2025 Convertible Notes plus unpaid accrued interest.
The 2025 Convertible Notes are convertible into cash or shares of Class A Non-Voting Common Stock ("Class A Common Stock"), or any combination thereof, at our option subject to satisfaction of certain conditions and during the periods described in the 2018 Indenture, based on an initial conversion rate of 62.8931 shares of Class A Common Stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of $15.90 per share of our Class A Common Stock). The conversion rate will not be adjusted for any accrued and unpaid interest. The 2025 Convertible Notes contain certain make-whole fundamental change premiums and customary anti-dilution adjustments. We account for the Class A Common Stock issuable upon conversion under the treasury stock method. To the extent our average share price is over $15.90 per share for any fiscal quarter, we are required to recognize incremental dilution of our earnings per share.

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
We measured the fair value of the liability component of the 2025 Convertible Notes under a discounted cash flow approach considering our synthetic credit rating, as determined with external consultation, including inputs that are not observable in the market. The fair value of the liability component was estimated by calculating the present value of the cash flows using a discount rate of 8% for a similarly structured liability with no conversion feature, maturing in seven years. Our estimate resulted in an initial carrying value of the liability component of the 2025 Convertible Notes of $121.3 million with an associated original issue discount of $51.2 million, exclusive of deferred financing costs, accreted to the face value of the 2025 Convertible Notes based on the effective interest method through the 2025 Maturity Date. The carrying amount of the 2025 Convertible Notes conversion feature (the “2025 Convertible Notes Embedded Derivative”) is currently included under “Additional paid-in capital” in our consolidated balance sheets of September 30, 2018 and was initially calculated as $49.6 million ($39.1 million, net of tax). The 2025 Convertible Notes Embedded Derivative is expected to remain recorded in equity in our consolidated balance sheets as long as it continues to meet the criteria as an equity-classified instrument in subsequent reporting periods.
We incurred transaction costs of $5.5 million related to the issuance of the 2025 Convertible Notes, which we recorded as deferred financing costs and are included under “Long-term debt, net” and “Additional paid-in capital” in our consolidated balance sheets.
The effective interest rate for fiscal 2018 was approximately 9%. As of September 30, 2018, the remaining unamortized debt discount and issuance costs will be amortized through the 2025 Maturity Date assuming no early conversion.
As of September 30, 2018, the 2025 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2025 Convertible Notes was classified as a non-current liability in our consolidated balance sheets as of September 30, 2018. The classification of the 2025 Convertible Notes as current or non-current in the consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.
If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2025 Convertible Notes as a current liability in the consolidated balance sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2025 Maturity Date, we will classify our net liability under the 2025 Convertible Notes as a non-current liability in the consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2025 Convertible Notes prior to maturity, any unamortized discount and transaction costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2018, we would have recorded an expense associated with the conversion, comprised of $52.8 million of unamortized debt discount and issuance costs. As of September 30, 2018, none of the note holders had elected to convert their 2025 Convertible Notes. As of September 30, 2018, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.

2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). All of the 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the “2017 Indenture”) by and between us and Wells Fargo Bank, National Association, as the trustee. The 2024 Convertible Notes were issued in a private offering and resold under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and will mature on July 1, 2024 (the “2024 Maturity Date”), unless converted, redeemed or repurchased in accordance with their terms prior to such date. At maturity, the holders of the 2024 Convertible Notes will be entitled to receive cash equal to the principal amount of the 2024 Convertible Notes plus unpaid accrued interest.
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
We accounted for the conversion feature of the 2024 Convertible Notes as a separate equity-classified instrument (the “2024 Convertible Notes Embedded Derivative”), initially recorded as $39.8 million ($25.3 million, net of tax), inclusive of deferred financing costs, on the issuance date and included under “Additional paid-in capital” in our consolidated balance sheet, including an allocated portion of the deferred financing costs. The 2024 Convertible Notes Embedded Derivative is expected to remain recorded in equity in our consolidated balance sheets as long as it continues to meet the criteria as an equity-classified instrument in subsequent reporting periods. The carrying amount of the 2024 Convertible Notes Embedded Derivative included under “Additional paid-in capital” in our consolidated balance sheet of September 30, 2018 was $25.3 million.
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
The effective interest rate for fiscal 2018 was approximately 9%. As of September 30, 2018, the remaining unamortized debt discount and issuance costs will be amortized through the 2024 Maturity Date assuming no early conversion.
As of September 30, 2018, the 2024 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2024 Convertible Notes was classified as a non-current liability in our consolidated balance sheets as of September 30, 2018. The classification of the 2024 Convertible Notes as current or non-current in the consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.
If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2024 Convertible Notes as a current liability in the consolidated balance sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2024 Maturity Date, we will classify our net liability under the 2024 Convertible Notes as a non-current liability in the consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2024 Convertible Notes prior to maturity, any unamortized discount and transaction costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2018, we would have recorded an expense associated with the conversion, comprised of $37.9 million of unamortized debt discount and issuance costs. As of September 30, 2018, none of the note holders had elected to convert their 2024 Convertible Notes. As of September 30, 2018, the if-converted value of the 2024 Convertible Notes exceed the principal amount by approximately $13.5 million.
2.125% Cash Convertible Senior Notes Due 2019
In June 2014, we issued $200 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the “2019 Convertible Notes”), with an additional $30 million principal amount being issued in July 2014. All of the 2019 Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the “2014 Indenture”) by and between EZCORP and Wells Fargo Bank, National Association, as the trustee. The 2019 Convertible Notes were issued in a private offering and resold under Rule 144A under the Securities Act of 1933. The 2019 Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year and mature on June 15, 2019 (the “2019 Maturity Date”).
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
The effective interest rate for fiscal 2018 was approximately 8%. As of September 30, 2018, the remaining unamortized debt discount and issuance costs will be amortized through the 2019 Maturity Date assuming no early conversion.
A portion of the 2019 Convertible Notes were repurchased and retired in July 2017, as discussed below under “Extinguishment of Debt.”
We account for the cash conversion feature of the 2019 Convertible Notes as a separate derivative instrument (the “2019 Convertible Notes Embedded Derivative”), which had a fair value of $46.5 million at the time of original issuance that was recognized as the original issue discount of the 2019 Convertible Notes. This original issue discount is amortized to interest expense over the term of the 2019 Convertible Notes using the effective interest method. As of September 30, 2018, the 2019

Convertible Notes Embedded Derivative is recorded as a current liability under “Current maturities of long-term debt, net” in our consolidated balance sheets, and will be marked to market in subsequent reporting periods.
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
As of September 30, 2018, the 2019 Convertible Notes were not convertible because the Early Conversion Conditions described above have not been met. If the note holders elect to convert their 2019 Convertible Notes prior to maturity, any unamortized discount and transaction costs will be recorded to expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2018, we would have recorded an expense associated with the conversion, comprised of $7.6 million of unamortized debt discount and debt issuance costs. As of September 30, 2018, none of the note holders had elected to convert their 2019 Convertible Notes. As of September 30, 2018, the if-converted value of the 2019 Convertible Notes did not exceed the principal amount.
2019 Convertible Notes Hedges
In connection with the issuance of the 2019 Convertible Notes, we purchased cash-settled call options (the “2019 Convertible Notes Hedges”) in privately negotiated transactions with certain of the initial purchasers or their affiliates (in this capacity, the “Option Counterparties”). The 2019 Convertible Notes Hedges provide us with the option to acquire, on a net settlement basis, approximately 12.1 million shares of our Class A Common Stock at a strike price of $16.065, which is equal to the number of shares of our Class A Common Stock that notionally underlie the 2019 Convertible Notes and corresponds to the Conversion Price of the 2019 Convertible Notes. The 2019 Convertible Notes Hedges have an expiration date that is the same as the 2019 Maturity Date, subject to earlier exercise. The 2019 Convertible Notes Hedges have customary anti-dilution provisions similar to the 2019 Convertible Notes. If we exercise the 2019 Convertible Notes Hedges, the aggregate amount of cash we will receive from the Option Counterparties will cover the aggregate amount of cash that we would be required to pay to the holders of the converted 2019 Convertible Notes, less the principal amount thereof. As of September 30, 2018, we have not purchased any shares under the 2019 Convertible Notes Hedges.
The aggregate cost of the 2019 Convertible Notes Hedges was $46.5 million (or $21.3 million net of the total proceeds from the 2019 Convertible Notes Warrants sold, as discussed below). The 2019 Convertible Notes Hedges are accounted for as a derivative asset and are recorded in the consolidated balance sheets at their estimated fair value in “Prepaid expenses and other current assets.” The 2019 Convertible Notes Embedded Derivative liability and the 2019 Convertible Notes Hedges asset will be adjusted to fair value each reporting period and unrealized gains and losses will be reflected in the consolidated statements of operations. The 2019 Convertible Notes Embedded Derivative and the 2019 Convertible Notes Hedges are designed to have similar fair values. Accordingly, the changes in the fair values of these instruments are expected to offset and not have a net impact on the consolidated statements of operations.
2019 Convertible Notes Warrants
In connection with the issuance of the 2019 Convertible Notes, we also sold net-share-settled warrants (the “2019 Convertible Notes Warrants”) in privately negotiated transactions with the option counterparties for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share, for total proceeds of $25.1 million, net of issuance costs, which was recorded as an increase in stockholders' equity. The 2019 Convertible Notes Warrants have customary anti-dilution provisions similar to the 2019 Convertible Notes. As a result of the 2019 Convertible Notes Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter. The 2019 Convertible Notes Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the 2019 Convertible Notes Warrants, we will issue shares of Class A Common Stock to the purchasers of the 2019 Convertible Notes Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement. As of September 30, 2018, there were 12.1 million 2019 Convertible Notes Warrants outstanding.
Extinguishment of Debt
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
Also in July 2017, we used $34.4 million of net proceeds from the 2024 Convertible Notes offering to repurchase and retire $35.0 million aggregate principal amount of 2019 Convertible Notes. We unwound a portion of the 2019 Convertible Notes Hedges and 2019 Convertible Notes Warrants corresponding to the repurchased and retired 2019 Convertible Notes. We received $0.6 million in connection with the partial settlement of the 2019 Convertible Notes Hedges and paid $0.5 million in connection with the partial settlement of 2.2 million of the outstanding 2019 Convertible Notes Warrants.
We recorded a one-time charge of $5.3 million in the fourth quarter of fiscal 2017 related to these transactions included under “Interest expense” in our consolidated statements of operations, including write-off of unamortized debt discount and issuance costs.
NOTE 9: STOCK COMPENSATION
On May 1, 2010 our Board of Directors approved the adoption of the EZCORP, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan permits grants of options, restricted stock awards and stock appreciation rights covering up to 5,085,649 shares of our Class A Common Stock plus any shares that become available for issuance under either the 2010 Plan or prior plans as a result of forfeitures or cancellations of awards without delivery of shares or as a result of withholding shares to satisfy tax withholding obligations. In February 2015, March 2015, March 2016, December 2016 and December 2017, the Board of Directors and the voting stockholder approved the addition of 643,673, 1,081,200, 185,026, 500,000 and 1,100,000 shares, respectively, to the 2010 Plan.

In December 2017, we granted 1,308,533 restricted stock unit awards to team members and 84,250 restricted stock awards to non-employee directors with a grant date fair value of primarily $9.75 per share. Our long-term incentive awards are generally granted based on our share price as of October 1 each year, which was $9.50 for these fiscal 2018 awards. For the awards granted to team members, 190,725 vested on September 30, 2018 as later approved by the compensation committee of the board of directors in November 2018 with regard to achievement of earnings before interest, taxes, depreciation and amortization ("EBITDA") performance targets, and 1,117,808 will vest on September 30, 2020, subject to the achievement of certain EBITDA performance targets. As of September 30, 2018, we considered the achievement of these performance targets probable. The awards granted to non-employee directors vested on September 30, 2018 and were subject only to service conditions.

In November and December 2016 and April 2017, we granted 931,260 restricted stock unit awards to team members and 72,500 restricted stock awards to non-employee directors, each with a grant date fair value of approximately $9.60 per share. Our long-term incentive awards are generally granted based on our share price as of October 1 each year, which was $11.06 for these fiscal 2017 awards. The awards granted to team members vest on September 30, 2019, subject to the achievement of certain EBITDA performance targets. As of September 30, 2018, we considered the achievement of these performance targets to be probable. The awards granted to non-employee directors vested over two years, 50% on September 30, 2017 and 50% on September 30, 2018 and were subject only to service conditions.
In March 2016, we granted 961,718 restricted stock unit awards (exclusive of canceled and replaced awards discussed below) to team members which were allocated based on the October 1, 2015 price of $6.17 per share and 130,000 restricted stock awards to non-employee directors with a grant date fair value of $2.96 per share. 80% of the awards granted to team members vested on September 30, 2018 as later approved by the compensation committee of the board of directors in November 2018 with regard to achievement of EBITDA performance targets. The awards granted to non-employee directors vested over two years, 50% on September 30, 2016 and 50% on September 30, 2017 and were subject only to service conditions. The remaining 20% of the awards granted bore a performance target tied to net debt as of September 30, 2018, which was not achieved.
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
As of September 30, 2018, the unamortized fair value, exclusive of forfeitures, of share awards to be amortized over their remaining vesting periods was approximately $9.0 million. The weighted-average period over which these costs will be amortized is approximately two years.
The following table presents amounts related to our stock compensation arrangements:

	Fiscal Year Ended September 30,
	2018	2017	2016

	(in thousands)
Share-based compensation costs	$10,784	$5,866	$5,346
Income tax benefits on share-based compensation	(1,656)	(2,053)	(1,871)
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2017	2,413,783	$6.53
Granted	1,392,783	9.75
Released (a)	(216,074)	8.35
Forfeited	(34,767)	9.34
Outstanding as of September 30, 2018	3,555,725	$7.76

(a)	29,160 shares were withheld to satisfy related federal income tax withholding.
The following table presents a summary of the fair value of shares granted:

	Fiscal Year Ended September 30,
	2018	2017	2016

	(in millions except per share amounts)
Weighted average grant-date fair value per share granted (a)	$9.75	$9.57	$3.53
Total grant date fair value of shares vested	$2.3	$3.8	$2.3

(a)	Awards with performance and time-based vesting provisions are generally valued based upon the underlying share price as of the issuance date.

Other
We have not declared or paid any dividends and currently do not anticipate paying any dividends in the immediate future. As described in Note 8, payment of a dividend requires an adjustment to the conversion rate of our Convertible Notes. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.
NOTE 10: INCOME TAXES
The following table presents the components of our income from continuing operations before income taxes, including inter-segment amounts:

	Fiscal Year Ended September 30,
	2018	2017	2016

	(in thousands)
Domestic*	$29,001	$29,740	$(17)
Foreign	28,075	13,499	380
	$57,076	$43,239	$363

*	Includes the majority of our corporate administrative costs. See Note 15 for information pertaining to segment contribution.
The following table presents the significant components of the income tax provision from continuing operations:

	Fiscal Year Ended September 30,
	2018	2017	2016

	(in thousands)
Current:
Federal	$(26)	$1,092	$11,120
State and foreign	9,470	6,359	3,193
	9,444	7,451	14,313
Deferred:
Federal*	9,076	5,190	(3,766)
State and foreign	(371)	(1,435)	(1,186)
	8,705	3,755	(4,952)
Total income tax expense	$18,149	$11,206	$9,361

*
The year ended September 30, 2018 includes a $2.1 million charge resulting from the remeasurement of our domestic net deferred tax assets based on the new corporate income tax rate as a result of the Act, as well as $2.6 million charge resulting from recording a valuation allowance against foreign tax credit carryforwards that do not meet the “more likely than not” threshold to be utilized as a result of tax law changes included in the Act.

The following table presents a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes attributable to continuing operations:

	Fiscal Year Ended September 30,
	2018	2017	2016

	(in thousands)
Income tax expense at the federal statutory rate	$14,000	$15,134	$128
State taxes, net of federal benefit	1,265	(714)	2,476
Mexico inflation adjustment	(936)	(1,286)	(142)
Non-deductible items	2,214	1,114	1,860
Tax credits	(615)	(321)	2,788
Foreign rate differential	1,405	(172)	277
Change in net operating loss carryforward	—	1,180	—
Change in valuation allowance	3,986	(3,211)	1,511
Stock compensation	—	(386)	—
Uncertain tax positions	(4,808)	674	—
Change in tax rate resulting from enactment of the Act	2,060	—	—
Other	(422)	(806)	463
Total income tax expense	$18,149	$11,206	$9,361
Effective tax rate	32%	26%	2,579%
The amount of income tax expense (benefit) allocated to discontinued operations was $0.2 million, $0.1 million, and $(15.1) million during fiscal 2018, 2017, and 2016, respectively.
The following table shows significant components of our deferred tax assets and liabilities:

	September 30,
	2018	2017

	(in thousands)
Deferred tax assets:
Cash Converters International	$9,782	$13,550
Tax over book inventory	8,803	10,094
Accrued liabilities	4,667	6,957
Pawn service charges receivable	4,512	8,687
Stock compensation	3,328	3,356
Foreign tax credit	2,638	3,132
Capital loss carryforward	3,006	5,010
State and foreign net operating loss carryforwards	15,215	13,671
Book over tax depreciation	972	2,678
Other	137	162
Total deferred tax assets before valuation allowance	53,060	67,297
Valuation allowance	(20,254)	(17,860)
Net deferred tax assets	32,806	49,437
Deferred tax liabilities:
Tax over book amortization	15,700	20,629
Note receivable discount	17,396	10,569
Prepaid expenses	1,362	1,383
Total deferred tax liabilities	34,458	32,581
Net deferred tax (liability) asset	$(1,652)	$16,856

As of September 30, 2018, we had gross state net operating loss carryforwards of approximately $121.0 million, which begin to expire in 2019 if not utilized. We also had foreign net operating loss carryforwards of $40.3 million, which will expire between 2030 and 2038 if not utilized. Additionally, we have a $2.6 million foreign tax credit that will expire during the years 2024 to 2027 if not utilized.
Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance has been established to offset certain state and foreign net operating loss carryforwards, capital loss carryforwards, and foreign tax credit carryforwards that are not more likely than not to be utilized prior to expiration. The valuation allowance increased by $2.4 million in fiscal 2018, primarily due to the recording of a valuation allowance against the foreign tax credit carryforwards which we believe are not more likely than not to be utilized subsequent to tax law changes enacted as part of tax reform. In addition, a valuation allowance was recorded to offset net operating losses generated in the current year in foreign jurisdictions which we believe are not more likely than not to be utilized. These increases were partially offset by a decrease in the valuation allowance as a result of the reduction of the US statutory rate to 21% enacted as part of the Act. We believe our results from future operations will generate sufficient taxable income in the appropriate jurisdictions such that it is more likely than not that the remaining deferred tax assets will be realized.
Deferred taxes are not provided for undistributed earnings of foreign subsidiaries of approximately $50.0 million which are intended to be reinvested outside of the U.S. Accordingly, no provision for foreign withholding taxes associated with a distribution of those earnings has been made. We estimate that, upon distribution of our share of these earnings, we would be subject to withholding taxes of approximately $2.5 million as of September 30, 2018. We provided deferred income taxes on all undistributed earnings from Cash Converters International.
The following table presents a rollforward of unrecognized tax benefits:

	Fiscal Year Ended September 30,
	2018	2017	2016

	(in thousands)
Beginning balance	$6,530	$6,058	$6,058
Increase for tax positions taken during a prior period	963	—	—
Increase for tax positions taken during the current period	—	472	—
Decrease for tax positions as a result of the lapse of the statute of limitations	(4,402)	—	—
Ending balance	$3,091	$6,530	$6,058
All of the above unrecognized tax benefits, if recognized, would impact our effective tax rate for the respective period of each ending balance. It is possible that unrecognized tax benefits will decrease by $1.8 million in the next 12 months due to the expiration of the statute of limitations for positions related to certain transaction between the US and foreign subsidiaries.
We are subject to U.S., Mexico, Canada, Guatemala, Honduras, El Salvador, and Peru income taxes as well as income taxes levied by various state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2013. We believe that adequate provisions have been made for any adjustments that may result from tax examinations.
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

NOTE 12: LEASES
We lease and sublease various facilities and certain equipment under operating and capital leases. Future minimum rentals due under non-cancelable leases and annual future minimum rentals expected under subleases are as follows:

Fiscal Year Ended September 30,	Operating Lease Payments	Sublease Revenue

	(in thousands)
2019	$55,811	$3,249
2020	50,174	3,335
2021	42,767	3,402
2022	30,911	2,908
2023	19,873	1,561
Thereafter	29,685	1,043
	$229,221	$15,498
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
The following table presents the amount of net rent recognized as expense:

	Fiscal Year Ended September 30,
	2018	2017	2016

	(in thousands)
Gross rent expense from continuing operations	$61,821	$56,794	$56,707
Sublease rent revenue from continuing operations	(109)	(56)	(156)
Net rent expense from continuing operations	$61,712	$56,738	$56,551
In December 2014, we entered into a non-cancelable 13-year operating lease for our corporate offices, with rent payments beginning February 2016 and ending March 2029. Annual rent, net of square footage subsequently terminated as a result of negotiations with the landlord, escalated from $2.5 million at lease inception to $3.9 million in the terminal year of the lease. The lease includes two five-year extension options at the end of the initial lease term. The estimated minimum future rental payments under the lease are approximately $38.1 million. During fiscal 2017 and 2016, we initiated subleases for a portion of our corporate operating office lease for estimated minimum future sublease payments of approximately $12.2 million. In addition to the above subleases, during fiscal 2018 we entered into an amendment to the operating lease surrendering another 15% of the initial leased premises. As a result, sublease payments are expected to fully offset our original operating lease obligations through August 2023, with renewal options available until the end of the master operating lease in March 2029.
During the second quarter of fiscal 2015, we entered into non-cancelable subleases for our Miami and Mexico City regional offices for estimated minimum future sublease payments of approximately $4.6 million. Sublease payments are expected to offset substantially all of our original operating lease obligations over the nine-year period beginning March 2015 and ending September 2024 in the case of the Miami lease. The Mexico City sublease expired in fiscal 2018 and is being subleased on a monthly basis while the terms of an additional sublease are renegotiated.
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

Retirement Plans
We sponsor a 401(k) retirement savings plan under which eligible team members may contribute a portion of pre-tax earnings. In our sole discretion, we may match team member contributions in the form of either cash or our Class A Common Stock. A participant vests in the matching contributions pro rata over their first three years of service. All of a participant’s matching contributions vest 100% in the event of the participant’s death or disability or the termination of the plan due to a change in control.
The following table presents matching contribution information for our 401(k) plan, which were made in cash:

	Fiscal Year Ended September 30,
	2018	2017	2016

	(in thousands)
Matching contributions to EZCORP Inc. 401(k) Plan and Trust	$810	$658	$468
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
The following table provides contribution and amortized expense amounts related to the Supplemental Executive Retirement Plan:

	Fiscal Year Ended September 30,
	2018	2017	2016

	(in thousands)
Contributions to the Supplemental Executive Retirement Plan	$483	$536	$636
Amortized expense due to Supplemental Executive Retirement Plan	476	544	153
NOTE 14: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. We are unable to determine the ultimate outcome of any current litigation or regulatory actions. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations or liquidity. Except as noted below, we have not recorded a liability for any of these matters as of September 30, 2018 because we do not believe at this time that any loss is probable or that the amount of any probable loss can be reasonably estimated. The following is a description of significant proceedings.
Federal Securities Litigation — On July 20, 2015, Wu Winfred Huang, a purported holder of Class A Common Stock, for himself and on behalf of other similarly situated holders of Class A Common Stock, filed a lawsuit in the United States District Court for the Western District of Texas styled Huang v. EZCORP, Inc., et al. (Case No. 1:15-cv-00608-SS). The complaint names as defendants EZCORP, Inc., Stuart I. Grimshaw (our chief executive officer) and Mark E. Kuchenrither (our former chief financial officer) and asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder. The original complaint related to the Company’s announcement on July 17, 2015 that it will restate the financial statements for fiscal 2014 and the first quarter of fiscal 2015, and alleged generally that the Company issued materially false or misleading statements concerning the Company, its finances, business operations and prospects and that the Company misrepresented the financial performance of the Grupo Finmart business.
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
On July 26, 2018, the Court granted the plaintiff's motion for leave to amend, thus accepting the Third Amended Consolidated Class Action Complaint, and we filed our answer on August 3, 2018. On August 31, 2018, the plaintiff filed an Amended Motion for Class Certification and Appointment of Class Representative and Class Counsel, and we filed our opposition on September 28, 2018. The Court has scheduled a hearing on that motion for November 15, 2018.
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

	Fiscal Year Ended September 30, 2018
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$350,699	$87,673	$—	$438,372	$—	$438,372
Jewelry scrapping sales	47,745	13,007	—	60,752	—	60,752
Pawn service charges	237,461	68,475	—	305,936	—	305,936
Other revenues	250	85	8,120	8,455	—	8,455
Total revenues	636,155	169,240	8,120	813,515	—	813,515
Merchandise cost of goods sold	216,408	60,210	—	276,618	—	276,618
Jewelry scrapping cost of goods sold	40,417	11,873	—	52,290	—	52,290
Other cost of revenues	—	—	1,697	1,697	—	1,697
Net revenues	379,330	97,157	6,423	482,910	—	482,910
Operating expenses (income):
Operations	263,094	61,361	10,194	334,649	—	334,649
Administrative	—	—	—	—	53,653	53,653
Depreciation and amortization	12,869	4,068	184	17,121	8,363	25,484
Loss on sale or disposal of assets	203	27	—	230	233	463
Interest expense	71	25	—	96	27,738	27,834
Interest income	—	(2,619)	—	(2,619)	(14,422)	(17,041)
Equity in net income of unconsolidated affiliate	—	—	(5,529)	(5,529)	—	(5,529)
Impairment of investment	—	—	11,712	11,712	—	11,712
Other income	(3)	(42)	(132)	(177)	(5,214)	(5,391)
Segment contribution (loss)	$103,096	$34,337	$(10,006)	$127,427
Income from continuing operations before income taxes				$127,427	$(70,351)	$57,076

	Fiscal Year Ended September 30, 2017
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$351,878	$62,957	$3	$414,838	$—	$414,838
Jewelry scrapping sales	48,203	2,986	—	51,189	—	51,189
Pawn service charges	238,437	34,643	—	273,080	—	273,080
Other revenues	219	645	7,983	8,847	—	8,847
Total revenues	638,737	101,231	7,986	747,954	—	747,954
Merchandise cost of goods sold	223,475	43,050	—	266,525	—	266,525
Jewelry scrapping cost of goods sold	41,434	2,497	—	43,931	—	43,931
Other cost of revenues	—	—	1,988	1,988	—	1,988
Net revenues	373,828	55,684	5,998	435,510	—	435,510
Operating expenses (income):
Operations	259,977	36,211	8,448	304,636	—	304,636
Administrative	—	—	—	—	53,254	53,254
Depreciation and amortization	10,171	2,675	191	13,037	10,624	23,661
Loss on sale or disposal of assets	198	134	—	332	27	359
Interest expense	—	9	—	9	27,794	27,803
Interest income	—	(1,930)	—	(1,930)	(10,173)	(12,103)
Equity in net loss of unconsolidated affiliate	—	—	(4,916)	(4,916)	—	(4,916)
Other income	(19)	(69)	(96)	(184)	(239)	(423)
Segment contribution	$103,501	$18,654	$2,371	$124,526
Income from continuing operations before income taxes				$124,526	$(81,287)	$43,239

	Fiscal Year Ended September 30, 2016
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$348,771	$60,331	$5	$409,107	$—	$409,107
Jewelry scrapping sales	47,810	2,282	21	50,113	—	50,113
Pawn service charges	229,893	31,907	—	261,800	—	261,800
Other revenues	331	385	8,769	9,485	—	9,485
Total revenues	626,805	94,905	8,795	730,505	—	730,505
Merchandise cost of goods sold	217,268	41,002	1	258,271	—	258,271
Jewelry scrapping cost of goods sold	40,138	1,885	16	42,039	—	42,039
Other cost of revenues	—	—	1,965	1,965	—	1,965
Net revenues	369,399	52,018	6,813	428,230	—	428,230
Operating expenses (income):
Operations	255,321	38,481	7,585	301,387	—	301,387
Administrative	—	—	—	—	68,101	68,101
Depreciation and amortization	12,242	2,965	218	15,425	11,117	26,542
Loss on sale or disposal of assets	664	169	4	837	269	1,106
Restructuring	993	543	202	1,738	183	1,921
Interest expense	125	109	—	234	16,243	16,477
Interest income	(2)	(30)	—	(32)	(49)	(81)
Equity in net loss of unconsolidated affiliate	—	—	255	255	—	255
Impairment of investment	—	—	10,957	10,957	—	10,957
Other expense (income)	—	1,273	2	1,275	(73)	1,202
Segment contribution (loss)	$100,056	$8,508	$(12,410)	$96,154
Income from continuing operations before income taxes				$96,154	$(95,791)	$363
The following table presents separately identified segment assets:

	U.S. Pawn	Latin America Pawn	Other International	Corporate	Total

	(in thousands)
Assets as of September 30, 2018
Pawn loans	$154,986	$43,477	$—	$—	$198,463
Pawn service charges receivable, net	29,961	8,357	—	—	38,318
Inventory, net	135,154	31,843	—	—	166,997
Total assets	627,754	188,581	56,776	373,809	1,246,920

Assets as of September 30, 2017
Pawn loans	$148,124	$21,118	$—	$—	$169,242
Pawn service charges receivable, net	28,258	3,290	—	—	31,548
Inventory, net	132,549	21,859	3	—	154,411
Total assets	611,489	82,813	50,462	279,599	1,024,363
The net assets of our Latin America Pawn segment, exclusive of intercompany amounts and inclusive of certain other assets not separately identified above, were $199.1 million as of September 30, 2018.

The following tables provide geographic information required by ASC 280-10-50-41:

	Fiscal Year Ended September 30,
	2018	2017	2016

	(in thousands)
Revenues:
United States	$636,155	$638,737	$626,805
Latin America	169,240	101,231	94,905
Canada and other	8,120	7,986	8,795
Total revenues	$813,515	$747,954	$730,505

	September 30,
	2018	2017

	(in thousands)
Long-lived tangible assets:
United States	$52,310	$47,523
Latin America	20,986	9,960
Canada and other	353	476
Total long-lived assets	$73,649	$57,959

NOTE 16: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION AND DISCONTINUED OPERATIONS
Supplemental Consolidated Financial Information
The following table provides information on net amounts included in our consolidated balance sheets:

	September 30,
	2018	2017

	(in thousands)
Gross pawn service charges receivable	$49,629	$42,117
Allowance for uncollectible pawn service charges receivable	(11,311)	(10,569)
Pawn service charges receivable, net	$38,318	$31,548

Gross inventory	$176,198	$161,212
Inventory reserves	(9,201)	(6,801)
Inventory, net	$166,997	$154,411

Prepaid expenses and other	$9,402	$9,250
Accounts receivable and other	20,933	19,515
Restricted cash	267	—
2019 Convertible Notes Hedges	2,552	—
Prepaid expenses and other current assets	$33,154	$28,765

Property and equipment, gross	$253,022	$224,240
Accumulated depreciation	(179,373)	(166,281)
Property and equipment, net	$73,649	$57,959

Trade accounts payable	$10,500	$13,064
Accrued payroll	6,294	4,860
Bonus accrual	12,406	9,010
Other payroll related expenses	2,963	3,922
Accrued interest	3,835	2,212
Accrued rent and property taxes	12,106	11,357
Deferred revenues	2,661	2,483
Other accrued expenses	4,064	8,310
Income taxes payable	1,161	1,465
Unrecognized tax benefits	1,810	4,860
Account payable, accrued expenses and other current liabilities	$57,800	$61,543

Unrecognized tax benefits, non-current	$1,148	$1,758
Other long-term liabilities	5,742	5,297
Other long-term liabilities	$6,890	$7,055
Discontinued Operations
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

We recognized immaterial amounts related to discontinued operations in fiscal 2018 and 2017. The following table presents the reconciliation of the major line items constituting "Loss from discontinued operations, net of tax" of Grupo Finmart and other operations discontinued prior to the adoption of ASU 2014-08 that are presented in the consolidated statements of operations for fiscal 2016 (in thousands):

Revenues	$45,256
Consumer loan bad debt	(30,081)
Operations expense	(111,984)
Interest expense, net	(16,464)
Depreciation, amortization and other expenses	(12,732)
Gain on disposition	34,237
Loss from discontinued operations before income taxes of Grupo Finmart	(91,768)
Income tax benefit	12,896
Loss from discontinued operations, net of tax of operations discontinued prior to the adoption of ASU 2014-08	(560)
Loss from discontinued operations, net of tax	$(79,432)

Loss from discontinued operations, net of tax of Grupo Finmart	$(78,872)
Loss from discontinued operations, net of tax of Grupo Finmart attributable to noncontrolling interest	6,661
Loss from discontinued operations, net of tax of Grupo Finmart attributable to EZCORP, Inc.	$(72,211)
There were immaterial cash flows from Grupo Finmart operating and investing activities for fiscal 2018 and 2017. Cash flows from Grupo Finmart operating and investing activities for fiscal 2016 were $2.2 million and $42.7 million, respectively. During the second quarter of fiscal 2016, we recorded an impairment of $73.2 million included under "Loss from discontinued operations, net of tax" in our consolidated statements of operations, the entire amount of the goodwill associated with our previous Grupo Finmart reporting unit. Total revenue included in “Loss from discontinued operations, net of tax” was $2.1 million during fiscal 2016, exclusive of Grupo Finmart revenue.

Valuation and Qualifying Accounts
The following table provides information on our valuation and qualifying accounts not disclosed elsewhere:

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Revenue	Deductions		Balance at End of Period

	(in thousands)
Allowance for valuation of inventory:
Year Ended September 30, 2018	$6,801	$2,400	$—	$—		$9,201
Year Ended September 30, 2017	6,143	658	—	—		6,801
Year Ended September 30, 2016	7,090	—	—	947		6,143
Allowance for uncollectible pawn service charges receivable:
Year Ended September 30, 2018	$10,569	$—	$742	$—		$11,311
Year Ended September 30, 2017	10,396	—	173	—		10,569
Year Ended September 30, 2016	9,025	—	1,371	—		10,396
Allowance for uncollectible consumer loan fees and interest receivable:
Year Ended September 30, 2018	$283	$—	$48	$—		$331
Year Ended September 30, 2017	241	—	42	—		283
Year Ended September 30, 2016	12,045	—	—	11,804	*	241
Allowance for valuation of deferred tax assets:
Year Ended September 30, 2018	$17,860	$2,394	$—	$—		$20,254
Year Ended September 30, 2017	21,078	—	—	3,218		17,860
Year Ended September 30, 2016	19,567	1,511	—	—		21,078

*	Includes $9.2 million in allowance that was deconsolidated as a result of the disposition of Grupo Finmart as discussed above.

NOTE 17: QUARTERLY INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Year Ended September 30, 2018
Total revenues	$204,508	$202,734	$199,942	$206,331
Net revenues	122,427	120,593	115,072	124,818
Income from continuing operations, net of tax	12,355	11,939	14,183	450
(Loss) income from discontinued operations, net of tax	(222)	(500)	91	(225)
Net income	12,133	11,439	14,274	225
Net loss attributable to noncontrolling interest	(615)	(374)	(359)	360
Net income attributable to EZCORP, Inc.	$12,748	$11,813	$14,633	$(135)

Basic earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.24	$0.23	$0.27	$—
Discontinued operations	—	(0.01)	—	—
Basic earnings per share	$0.24	$0.22	$0.27	$—

Diluted earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.23	$0.21	$0.25	$—
Discontinued operations	—	(0.01)	—	—
Diluted earnings per share	$0.23	$0.20	$0.25	$—

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Year Ended September 30, 2017
Total revenues	$192,624	$189,628	$183,633	$182,069
Net revenues	111,965	109,897	105,555	108,093
Income from continuing operations, net of tax	8,266	8,231	5,467	10,069
Income (loss) from discontinued operations, net of tax	(1,228)	(375)	(265)	43
Net income	7,038	7,856	5,202	10,112
Net loss attributable to noncontrolling interest	(127)	(167)	(58)	(1,298)
Net income attributable to EZCORP, Inc.	$7,165	$8,023	$5,260	$11,410

Basic earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.15	$0.15	$0.10	$0.21
Discontinued operations	(0.02)	(0.01)	—	—
Basic earnings per share	$0.13	$0.14	$0.10	$0.21

Diluted earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.15	$0.15	$0.10	$0.21
Discontinued operations	(0.02)	(0.01)	—	—
Diluted earnings per share	$0.13	$0.14	$0.10	$0.21

Fiscal 2018 Quarterly Impacts
In the fourth quarter of fiscal 2018, we recorded an $11.7 million impairment ($9.2 million million net of tax) of our investment in Cash Converters International.
During the first and third quarters of fiscal 2018, we recorded a $1.6 million and $3.3 million benefit, respectively, associated with the expiration of a statute of limitations on uncertain tax positions included under “Income tax expense” in our consolidated statements of operations. Additionally, in the first and fourth quarters of fiscal 2018 we recorded $2.8 million and $1.9 million, respectively, for the revaluation of our deferred tax assets and liabilities upon enactment of the Tax Cuts and Jobs Act of 2017 included under "Income tax expense" in our consolidated statements of operations.
Interest expense during our third and fourth quarters of fiscal 2018 began trending higher as a result of the issuance of 2025 Convertible Notes as further discussed in Note 8.
In the third quarter of fiscal 2018, we settled a derivative action styled Treppel v. Cohen, et al., originally filed July 2014 and amended in September 2014, with a total of $6.5 million paid into a settlement fund. After payment of an approved $1.3 million fee award to the plaintiff's attorneys, the remaining $5.2 million of the settlement fund was paid to the Company because, as a derivative action, the lawsuit was brought on behalf of the Company. We recorded that amount under "Other (income) expense" in our consolidated statements of operations for the third quarter of fiscal 2018.
Fiscal 2017 Quarterly Impacts
During the fourth quarter of fiscal 2017, we recorded a gain of $3.0 million included under “Interest income” in our consolidated statements of operations as a result of the amendment of notes receivable from Grupo Finmart, as further discussed in Note 5.
During the fourth quarter of fiscal 2017, we recorded an extinguishment loss of $5.3 million included under “Interest expense” in our consolidated statements of operations as a result of the repurchase and retirement of $35 million aggregate principal amount of 2019 Convertible Notes and the full retirement of our Term Loan Facility using proceeds from the issuance of our 2024 Convertible Notes, as further discussed in Note 8.
NOTE 18: SUBSEQUENT EVENTS
Cash Converters International Limited
Subsequent to September 30, 2018, and after recording an impairment of $11.7 million, the fair value of our investment in Cash Converters International further declined, which we believe is partially in response to an Australian senate inquiry announcement in October 2018 regarding the operating practices impacting the entire industry. We have impaired our investment in Cash Converters International to its fair value as of September 30, 2018 and will continue to assess our investment in future periods for additional other-than-temporary impairment. Cash Converters International announced settlement of the Queensland class action litigation in October 2018 up to a maximum charge of approximately AUD $16.4 million. We estimate recording a charge of approximately $3.0 million for our share of earnings from Cash Converters International in the first quarter of our fiscal 2019 related to this event, in addition to their regularly included share of earnings.
Jewelry Scrap Receivable
In November 2018, one of the refiners that processes our scrap jewelry announced Chapter 11 bankruptcy restructuring proceedings. At September 30, 2018, we have potential exposure from this refiner of up to $3.4 million on our balance sheet. We have not recorded a reserve against this amount at September 30, 2018 as we lack sufficient information to estimate a loss, if any. We continue to monitor the bankruptcy process and may record a related reserve in a future period as we gather more information.
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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018, at a reasonable assurances level.
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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2018 based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of September 30, 2018, at a reasonable assurances level.
Our internal control over financial reporting as of September 30, 2018 has been audited by our independent registered public accounting firm, as stated in their report appearing on the next page.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas

Opinion on Internal Control over Financial Reporting
We have audited EZCORP, Inc.’s internal control over financial reporting as of September 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, EZCORP, Inc. maintained, in all material respects, effective internal control over financial reporting as of September 30, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of September 30, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2018, and the related notes, and our report dated November 14, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective a control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Dallas, Texas
November 14, 2018

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B — OTHER INFORMATION
None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below are the names of the persons who, as of November 13, 2018, constituted our Board of Directors and their ages and committee assignments as of that date:

Name (1)	Age	Committees

Matthew W. Appel	62	Audit (Chair), Compensation, Nominating (Chair)
Santiago Creel Miranda	64	Compensation
Peter Cumins	67	—
Lachlan P. Given (Executive Chairman)	42	Compensation
Stuart I. Grimshaw	57	—
Pablo Lagos Espinosa	63	Audit, Compensation (Chair), Nominating
Joseph L. Rotunda	71	—

(1)
Thomas C. Roberts served as a member of the Board of Directors during all of fiscal 2018 and retired from the Board effective October 23, 2018. Mr. Roberts was a member of the Audit Committee and the Compensation Committee.

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

•
Matthew W. Appel — Mr. Appel joined EZCORP as a director in January 2015 and is Chair of the Audit Committee, a member of the Compensation Committee and Chair of the Nominating Committee. Mr. Appel spent 37 years in finance, administration and operations roles with a variety of companies, most recently Zale Corporation, an NYSE listed jewelry retailer, where he served as Chief Financial Officer from May 2009 to May 2011 and Chief Administrative Officer from May 2011 to July 2014 and co-led the successful turnaround of the company. Prior to joining Zale, Mr. Appel was Chief Financial Officer of EXL Service Holdings, Inc., a NASDAQ listed business process solutions company (February 2007 to May 2009); spent four years (February 2003 to February 2007) at Electronic Data Systems Corporation, serving as Vice President, Finance and Administration BPO and Vice President, BPO Management; and held a variety of finance and operations roles from 1984 to 2003 at Tenneco Inc., Affiliated Computer Services, Inc. and PricewaterhouseCoopers. Mr. Appel began his professional career with Arthur Andersen & Company, working there from 1977 to 1984. Mr. Appel received an MBA in Accounting from the Rutgers University Graduate School of Business in 1977 and a Business

Administration degree from Rutgers College in 1976. Mr. Appel is a Certified Public Accountant and a Certified Management Accountant.
Director qualifications: leadership, chief financial officer and executive management experience; broad business and strategically relevant experience; retail management experience; financial experience, including accounting, tax and financial reporting; experience in developing growth strategies; personnel development.

•
Santiago Creel Miranda — Mr. Creel joined EZCORP as a director in January 2014 and is a member of the Compensation Committee. Mr. Creel is a former Senator of Mexico, having served from 2006 to 2012. During his term, he acted as Speaker of the Senate and Chairman of the Senate's Political Coordination Committee. Prior to being elected to the Senate, Mr. Creel served as Secretary of Governance in President Vicente Fox's administration from 2000 to 2005 and as a Federal Deputy (Congressman) in the 57th Congress, where he was Vice Speaker of the Chamber of Deputies and chaired the Government and Constitutional Issues Committee. Mr. Creel practiced law with the firm of Noriega y Escobedo in Mexico City for almost 20 years, and has been a legal consultant to many companies, both domestic and foreign, as well as to international organizations and to the Mexican government. Mr. Creel was a member of the governing body of Pacto por México, which sponsors an extensive agenda of political, economic and structural changes in Mexico.

Director qualifications: leadership experience; experience in developing, implementing and managing strategic plans; understanding of our unique business environment; government service experience.

•
Peter Cumins — Mr. Cumins joined EZCORP as a director in July 2014. He is the Executive Deputy Chairman, and serves on the board of directors, of Cash Converters International Limited (ASX: CCV), a public company headquartered in Perth, Western Australia. Cash Converters International owns and franchises retail and financial services stores in 21 countries. EZCORP owns 34.75% of the outstanding ordinary shares of Cash Converters International. Mr. Cumins joined Cash Converters International in August 1990 as Finance and Administration Manager, became General Manager in March 1992 and served as Managing Director from April 1995 to January 2017, when he became Executive Deputy Chairman. During his tenure as Managing Director, Mr. Cumins oversaw the major growth in the number of company-owned and franchised locations in Australia, as well as the international development of the Cash Converters International franchise system. Mr. Cumins is a qualified accountant, and his experience in the management of large organizations has included senior executive positions in the government health sector, specifically with the Fremantle Hospital Group, where he was Finance and Human Resources Manager.

Director qualifications: leadership and executive management experience; retail management experience; deep understanding of consumer businesses and customer service strategies; risk management experience; financial experience; experience in developing, implementing and managing strategic plans; personnel development; deep understanding of conducting business in highly regulated environments.

•
Lachlan P. Given — Mr. Given was appointed to the Board of Directors as Non-Executive Chairman in July 2014, became Executive Vice Chairman in August 2014, Executive Chairman in February 2015. Mr. Given serves on the Compensation Committee. He is the sole beneficial owner of LPG Limited (HK), a business and financial advisory firm, and prior to assuming the role of Executive Vice Chairman of EZCORP, provided international financial and advisory services to a number of companies, including EZCORP from October 2012 to June 2014. Since 2004, Mr. Given has also served as a consultant and advisor to Madison Park LLC, which has, in the past, provided certain advisory services to the Company. Madison Park is wholly owned by Phillip E. Cohen, who is the beneficial owner of all of our Class B Voting Common Stock. Mr. Given is also a director of The Farm Journal Corporation, a 134-year old pre-eminent U.S. agricultural media company; Senetas Corporation Limited (ASX: SEN), a developer and manufacturer of certified, defense-grade encryption solutions; CANSTAR Pty Ltd, an Australian financial services ratings and research firm; and TAB Products Co. LLC, a leading North American records management company. Mr. Given began his career working in the investment banking and equity capital markets divisions of Merrill Lynch in Hong Kong and Sydney, Australia, where he specialized in the origination and execution of a variety of M&A, equity, equity-linked and fixed income transactions. Mr. Given also serves on the board of directors of Cash Converters International Limited.

Director qualifications: broad business experience; financial experience and expertise; international experience and global perspective; industry knowledge; experience in developing growth strategies; mergers and acquisition experience; understanding of our unique business environment.

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

•
Pablo Lagos Espinosa — Mr. Lagos joined EZCORP as a director in October 2010. He is Chair of the Compensation Committee, a member of the Audit Committee and a member of the Nominating Committee. Mr. Lagos served as President and Chief Executive Officer of Pepsi Bottling Group Mexico from 2006 to 2008 and as its Chief Operating Officer from 2003 to 2006. He previously held various executive management positions with Pepsi Bottling Group, PepsiCo Inc., Unilever Mexico and PepsiCola International, Inc., concentrating exclusively in Latin America. Since his retirement in December 2008, Mr. Lagos has been an investor and consultant in various private business ventures mainly in real estate development and senior living residential services, and has served as a keynote speaker on organizational leadership and management. He currently serves as Chairman of the Board and Executive President for the Mexican subsidiary of Areas, a Spanish global organization dedicated to restaurant and retailing operations in key public transportation hubs, and as Chairman of the board of Casa del Parque, a privately held enterprise focused on developing senior living residences in Mexico. He is also a member of the Mexican Advisory Board for Niagara Waters, a leading manufacturer of bottled water in the U.S. and Mexico.

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

•
Joseph L. Rotunda — Mr. Rotunda currently serves as Chief Operating Officer, Global Pawn since July 2018, having originally been appointed Chief Operating Officer in October 2016. Mr. Rotunda has a relationship with the Company that spans almost 20 years. Mr. Rotunda joined EZCORP as President and Chief Operating Officer and a director in February 2000 and was promoted to Chief Executive Officer in August 2000. He retired from that position, and as a member of the Board of Directors, in October 2010 and became a consultant to the Company pursuant to a five-year consulting agreement. That agreement was mutually terminated in November 2013. Mr. Rotunda rejoined the Board of Directors in July 2014 and assumed an executive role in May 2015 when he was appointed President, North American Pawn. Prior to joining EZCORP in 2000, Mr. Rotunda was the Chief Operating Officer of G&K Services, Inc. (1998 to 2000) and held several executive positions, including Executive Vice President and Chief Operating Officer, with Rent-A-Center, Inc. (1991 to 1998). Mr. Rotunda served as a director of EasyHome Ltd. of Toronto, Canada from 2000 until 2010 and as a member of the board of directors of eCommission Financial Services, Inc., headquartered in Austin, Texas, until its sale in 2017.

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

Executive Officers
Set forth below are the name, age and position of each of the persons serving as our executive officers as of November 13, 2018:

Name	Age	Title

Stuart I. Grimshaw	57	Chief Executive Officer
Lachlan P. Given	42	Executive Chairman
Scott Alomes	59	Chief Human Resources Officer and New Ventures
Daniel M. Chism	50	Chief Financial Officer
Mark DeBenedictus	57	Chief Customer Experience Officer
William Eric Fosse	54	President, U.S. Pawn
Francisco J. Kuthy Saenger	53	General Manager, Empeño Fácil
Joseph L. Rotunda	71	Chief Operating Officer, Global Pawn
Jacob Wedin	47	Chief Business Development Officer
Thomas H. Welch, Jr.	63	Chief Legal Officer and Secretary
Set forth below is current biographical information about our executive officers, except for Mr. Grimshaw, Mr. Given and Mr. Rotunda, whose biographical information is included under “Board of Directors” above.
Scott Alomes — Mr. Alomes joined EZCORP as Chief Human Resources Officer in March 2015. In October 2016, Mr. Alomes was assigned management oversight responsibility for the Company’s CashMax business in Canada, as well as all new ventures, and his title was changed to Chief Human Resources Officer and New Ventures. He has more than 30 years of experience and has spent his entire career in Human Resources for the financial services industry. He joined EZCORP from Crowe Horwath Australia, where he was HR Leader in the Southern Region for this large provider of accounting, audit, tax business and financial advice to individuals and businesses in Australia. Mr. Alomes has also held HR leadership roles at ClearView Wealth Limited (investments and life insurance products in Australia), Suncorp (banking and wealth management in Australia and New Zealand), Commonwealth Bank and National Australia Bank.
Daniel M. Chism — Mr. Chism rejoined EZCORP as Chief Financial Officer in May 2017. He has over 20 years of accounting, finance and business experience in the pawn industry, with over half of those years at EZCORP. He served as EZCORP’s Controller from August 1999 to October 2009, when he was promoted to Vice President, Finance and Chief Accounting Officer. He served in that position for two years until he left the company in October 2011. Mr. Chism further previously served as interim Chief Financial Officer from May 2010 to November 2010. After leaving the company, Mr. Chism co-founded, and served as Executive Vice President and Chief Financial Officer of, Cash Solutions Centers, LLC, a privately-held owner and operator of pawnshops and financial services stores. From May 2015 to July 2016, Mr. Chism also served as Executive Vice President - Chief Financial Officer of Gatsby Investments, LLC, a privately-held holding company, as well as Chief Financial Officer to two consumer products companies in the Gatsby Investments portfolio. Mr. Chism began his professional career at Ernst & Young, where he served as Audit Manager on EZCORP’s account. He holds a Bachelor of Business Administration degree in Accounting and a Master in Professional Accounting degree from the University of Texas at Austin, and is a Certified Public Accountant and a Chartered Global Management Accountant.
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
William Eric Fosse — Mr. Fosse rejoined EZCORP as Division Vice President of U.S. Pawn in November 2016, was promoted to Senior Vice President of Stores in June 2017 and was promoted to President, U.S. Pawn in July 2018. Mr. Fosse served in various role in two previous periods with EZCORP (September 2004 to December 2012, and September 2014 to May 2015),

including Vice President, EZMoney Operations; President, EZMoney; President, Pawn Americas; President, North American Operations; President, U.S. Financial and Online Services; and President Pawn and Cash Converters Americas. From June 2015 to September 2016, Mr. Fosse was CEO of Interstate Automotive Group, a chain of Buy Here/Pay Here auto sales and finance stores operating across 15 states. From December 2012 to September 2014, he was a private investor and consultant concentrating on pawn and financial services businesses. Prior to originally joining EZCORP in 2004, Mr. Fosse spent thirteen years with G&K Services, Inc., a public company providing uniform and facility services to businesses.
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
Jacob Wedin — Mr. Wedin joined EZCORP in May 2015 as Chief Product and Process Officer and has served as Chief Business Development Officer since November 2017. Prior to joining us, Mr. Wedin was the CEO of the Mexico Division at Bayport Financial Services, a provider of consumer financial services, including short, medium and long-term loans, where he led Bayport’s expansion into Mexico. Prior to that, he was Bayport’s Business Development Executive in Latin America. Prior to joining Bayport, he served as a representative of the Swedish Trade Commission for several countries in Latin American and the Caribbean, based in Brazil. He is a native of Sweden and received his MBA from the American International University in London.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Based on written representations and a review of the relevant Forms 3, 4 and 5, during fiscal 2018, all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act, except for the following:
The Form 4 reporting the August 23, 2018 sale of 2,000 shares of Class A common stock by Francisco Kuthy (an executive officer) was filed on August 30, 2018, three days past its due date of August 27, 2018. The delinquent filing was inadvertent and resulted from a delay in the receipt of information regarding the transaction from Mr. Kuthy’s transaction broker in Mexico.
Code of Conduct
We maintain a Code of Conduct that is applicable to all of our team members, including our chief executive officer, chief financial officer and chief accounting officer. That Code of Conduct, which satisfies the requirements of a “code of ethics” under applicable SEC rules, contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code, and accountability for adherence to the code. A copy of the Code of Conduct is posted in the Investor Relations section of on our website at www.ezcorp.com
We will post any waivers of the Code of Conduct, or amendments thereto, that are applicable to our chief executive officer, our chief financial officer or chief accounting officer in the Investor Relations section of our website at www.ezcorp.com. To date, there have been no such waivers.

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

Rule 5615(c)(2), however, provides that a “Controlled Company” is exempt from the requirement to have a majority of independent directors and from the requirements to have independent director oversight over executive compensation and director nominations. The Listing Rules define a “Controlled Company” as a company of which more than 50% of the voting power for the election of directors is held by an individual, a group or another company. EZCORP is a “Controlled Company” within this meaning by virtue of the fact that 100% of the outstanding Class B Voting Common Stock (the only class of voting securities outstanding) is held of record solely by MS Pawn Limited Partnership and beneficially by Phillip E. Cohen. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Committees of the Board” and “Part III, Item 13 — Certain Relationships and Related Transactions and Director Independence — Director Independence.”
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
Thomas C. Roberts, who was an independent director and a member of the Audit Committee, retired from the Board of Directors effective October 23, 2018, leaving only two members on the Audit Committee (Mr. Appel and Mr. Lagos). The Nasdaq Listing Rules require that an audit committee be comprised of at least three independent directors. Those rules, however, provide for a cure period, which gives a company at least 180 days to regain compliance with the audit committee composition requirements, and the Company has received confirmation from Nasdaq that the Company is entitled to that cure period. The Company expects to regain compliance with the Nasdaq’s audit committee composition requirements within the cure period through the identification and appointment to the Board of Directors and the Audit Committee of one or more qualified independent directors.

•
Compensation Committee — The Compensation Committee reviews and approves, on behalf of the Board, the amounts and types of compensation to be paid to our executive officers; reviews and recommends to the full Board the amount and type of compensation to be paid to our non-employee directors; reviews and approves, on behalf of the Board, all bonus and equity compensation to be paid to our other team members; and administers our stock compensation plans. Since September 2014, pursuant to the Nasdaq Controlled Company exemption described above, Mr. Given, our Executive Chairman and a non-independent director, has served on the Compensation Committee. See “Part III, Item 11

— Executive Compensation — Compensation Discussion and Analysis — Composition of the Compensation Committee.” The committee has formed an “independent subcommittee,” consisting solely of independent directors, to consider and approve any items of compensation that are required to be approved solely by “independent,” “non-employee” or “outside” directors.

•
Nominating Committee — In November 2018, the Board of Directors formed and commissioned the Nominating Committee as a standing committee of the Board. The Nominating Committee assists the Board with respect to the selection and nomination of candidates for election or appointment to the Board, including making recommendations to the Board regarding the size and composition of the Board and its committees; recommending to the Board the qualifications needed or required of Board members; identifying and evaluating qualified individuals to become Board members; making recommendations to the full Board regarding the nomination of appropriate candidates; and assessing and monitoring each continuing and prospective director’s independence and qualification to serve on the Board and its committees. The Nominating Committee is is comprised entirely of directors who satisfy the standards of independence described under “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence.”

Each of three standing committees is governed by a written charter, a copy of which can be found in the Investor Relations section of our website at www.ezcorp.com.
Meetings and Attendance — The following table sets forth the number of meetings held during fiscal 2018 by the Board of Directors and each committee thereof, as well as the number of times during the year that action was taken by unanimous written consent. The Company’s Bylaws currently require the unanimous attendance of all directors in order for a quorum to be present at a meeting of the Board of Directors. In addition to the number of official Board meetings noted below, the Board of Directors also held five other meetings that were not considered official meetings due to the absence of a quorum. Those meetings were sometimes followed by a unanimous written consent approving the matters that were the subject of the discussions.
All directors attended at least 75% of the meetings of the Board and of the committees on which they served.

	Fiscal 2018
	Meetings Held	Action by Unanimous Written Consent

Board of Directors	4	7
Audit Committee	6	—
Compensation Committee	2	3
During fiscal 2017, the Board of Directors formed and commissioned a “Special Acquisition Committee,” consisting of Mr. Appel, Mr. Creel, Mr. Lagos and Mr. Roberts, to review and evaluate the terms of the GPMX acquisition and to approve the transaction on behalf of the full Board of Directors. This committee met two times in fiscal 2018 before completing its work in October 2017.
In connection with the offering and issuance of convertible notes in May 2018, the Board of Directors formed and commissioned a “Pricing Committee,” consisting of Mr. Appel, Mr. Given and Mr. Grimshaw, to review and approve on behalf of the Board of Directors the specific terms of the offering. This committee met two times in May 2018, and each committee member attended both meetings.

ITEM 11 — EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis describes our compensation practices and the executive compensation policies, decisions and actions of the Compensation Committee of our Board of Directors (the “Committee”). It focuses specifically on compensation earned during fiscal 2018 by the following individuals, referred to as our Named Executive Officers.

Name	Position

Stuart I. Grimshaw	Chief Executive Officer
Daniel M. Chism	Chief Financial Officer
Lachlan P. Given	Executive Chairman
Joseph L. Rotunda	Chief Operating Officer
Thomas H. Welch, Jr.	Chief Legal Officer and Secretary
Executive Summary
Fiscal 2018 Business Highlights
The following is a brief overview of certain fiscal 2018 business highlights that influenced the Committee’s executive compensation decisions:

•	Reported financial results:

•
The Company’s reported net income for fiscal 2018 was $39.1 million, improving from net income of $31.9 million in fiscal 2017. This resulted from an 11% increase in net revenue, combined with prudent management of both operating and administrative expenses.

•
EBITDA for fiscal 2018 was $93.4 million, a significant improvement from fiscal 2017. This performance is attributable to continued improvement in our core pawn businesses in the U.S. and Mexico in addition to acquisitions.

•	We ended the year with $286.0 million in cash and cash equivalents, an increase of 74% versus the same time last year.

•
In October 2017, we completed the GPMX acquisition, our largest pawn acquisition to date in terms of store count, expanding our store base into Latin American countries outside of Mexico and providing attractive opportunities for further growth and expansion.

•
In three separate transactions (one in December 2017 and two in June 2018), we acquired 84 stores in Mexico, providing immediate accretion to earnings and a platform for further growth and expansion in Mexico.

•	During the year, we collected $32.4 million in principal payments from AlphaCredit related to our sale of Grupo Finmart.

•	In May 2018, we completed a $172.5 million offering of convertible notes, further strengthening our balance sheet and liquidity and locking in an attractive fixed interest rate for a seven-year term.

Best Practices in Compensation Governance
Our executive compensation program contains the following best-practice features:

What We Do		What We Don’t Do

☑	Heavy emphasis on performance-based variable pay	☒	Generally no single trigger change-in-control payments
☑	100% of equity incentive grants are performance-based	☒	No significant perquisites
☑	Stock retention requirements for executives and directors	☒	No hedging or pledging of Company stock
☑	Annual risk assessments
☑	Independent compensation consultant
Fiscal 2018 Compensation Actions At-A-Glance
The Committee took the following compensation-related actions for fiscal 2018 (all of which are discussed in more detail below):

•	Base salaries — Determined that base salaries for the executive officers would generally be held flat for fiscal 2018 compared to fiscal 2017.

•
Annual incentive bonuses — At the beginning of the year, approved a short-term incentive (STI) bonus program that established challenging business performance goals, including consolidated EBITDA of $95.6 million, a 16% increase over the reported EBITDA for fiscal 2017. At the end of the year, determined that consolidated EBITDA for fiscal 2018 (taking into account certain limited adjustments) was $97.3 million, and on that basis, approved the corporate-level STI bonus payout at 105% of target and business unit payouts of 104% for U.S. Pawn, 112% for Empeño Fácil, 150% for GPMX and 82% for CASHMAX (based on the EBITDA performance of each business unit).

•
Long-term incentives — Approved long-term incentive awards that are 100% subject to performance-based vesting, contingent on the achievement of sustained earnings growth (measured by the annual growth rate in EBITDA). Awards vest based on performance measured at the end of the performance periods (generally, three years).

Executive Compensation Philosophy and Program Design
Philosophy — Our executive compensation philosophy is grounded on three clearly articulated fundamental principles:

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

Compensation Components — “Total direct” compensation is composed of three principal components, each one contributing to the accomplishment of our compensation program goals:

Compensation Component	Description	Attract and Retain	Pay for Performance	Shareholder Alignment	Long-term Commitment

Base Salary	• A market-competitive salary is an essential factor in attracting and retaining qualified personnel.	✓
Annual Incentives	• Annual cash bonus opportunity that is tied to an assessment of annual corporate and business unit financial performance, as well as individual contribution.	✓	✓	✓
Long-term Incentives	• Equity incentive grants, including performance-vested restricted stock grants tied to achievement of consistent multi-year growth in earnings and stockholder value.	✓	✓	✓	✓
	• Annual Supplemental Executive Retirement Plan contributions that vest over the subsequent three years from the date of contribution.	✓			✓
Pay Mix — The Committee reviews the executive pay mix of base salary, cash bonus and long-term incentives annually. The Committee does not target a fixed percentage allocation among the compensation elements, but rather aims to provide the majority of executive officer compensation opportunities in the form of incentive compensation.
Compensation Methodology and Process
Composition of the Compensation Committee
Since September 2014, the Company, relying on the Nasdaq Controlled Company exemption described in Part III, Item 10 — “Directors, Executive Officers and Corporate Governance — Corporate Governance — Controlled Company Exemptions,” has included a non-independent director (Mr. Given) on the Compensation Committee. The Board of Directors believes that, with the unique perspective of the non-independent member combined with the perspectives of the independent members, the current Committee is well-situated to act in the interests of all Company stockholders. The Committee has formed a subcommittee comprised of only independent directors to act on and approve any executive compensation matters that require approval of solely “independent,” “non-employee” or “outside” directors.

Role of the Committee
The Board of Directors has authorized the Committee to establish the compensation programs for all executive officers and to provide oversight for compliance with our compensation philosophy. The Committee delegates the day-to-day administration of the compensation plans to management and retains responsibility for ensuring that the plan administration is consistent with the Company's policies.
Annually, the Committee sets the compensation for our executive officers, including objectives and awards under incentive plans. The Committee also makes recommendations to the Board of Directors on appropriate compensation for the non-employee directors.
In addition to overseeing the compensation of our executive officers, the Committee approves all awards under long-term incentive plans for all other team members. For more information on the Committee's role, see the Committee's charter, which can be found in the Investor Relations section of our website at www.ezcorp.com.
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
Pearl Meyer delivered its fiscal 2018 executive compensation report to the Committee in July 2017 in connection with the Committee’s review and evaluation of executive compensation programs and levels for fiscal 2018. For that report, Pearl Meyer collected competitive pay data for a peer group of 17 publicly-traded companies based on publicly available data. The peer group included companies that are direct competitors within our industry, have similar business models to our company or have comparable key executive roles. The Company currently falls toward the lower end of the peer group based on financial measures (revenues, EBITDA, total assets and market capitalization), but falls in the upper half of the peer group based on number of team members). Consequently, benchmarks from this group generally reflect compensation for executives in companies that are, on average, larger than the Company, but may also be considered reflective of compensation required to attract and retain the executive talent required to achieve the Company’s strategic growth objectives. The following is the compensation peer group for fiscal 2018:

Peer Company	Stock Symbol	Primary Business

Aaron’s Inc.	AAN	Specialty Retail
Build-A-Bear Workshop, Inc.	BBW	Specialty Retail
Cardtronics Plc	CATM	Consumer Finance — IT Services
Christopher & Banks Corporation	CBK	Specialty Retail
Citi Trends, Inc.	CTRN	Specialty Retail
Credit Acceptance Corporation	CACC	Consumer Finance
First Cash, Inc.	FCFS	Consumer Finance — Pawn and Payday Lending
Francesca’s Holdings Corporation	FRAN	Specialty Retail
Green Dot Corporation	GDOT	Consumer Finance — Debit Cards
H&R Block, Inc.	HRB	Diversified Consumer Services
MoneyGram International, Inc.	MGI	Consumer Finance — IT Services
OneMain Holdings, Inc.	OMF	Consumer Finance
Rent-A-Center, Inc.	RCII	Specialty Retail
Total System Services, Inc.	TSS	Consumer Finance — IT Services
WEX Inc.	WEX	Consumer Finance — IT Services
World Acceptance Corporation	WRLD	Consumer Finance — Small Loans
Zumiez Inc.	ZUMZ	Specialty Retail
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
Pearl Meyer’s fiscal 2018 executive compensation review was substantially consistent with the review performed for fiscal 2017, and generally concluded that the total direct compensation for the Company’s executives below the Chief Executive Officer level on average approximate the market 75th percentile. Pearl Meyer noted that, when measuring total direct compensation at target levels, the competitive posture of the Company’s Chief Executive Officer position was below the 75th percentile, primarily due to below-market long-term incentive opportunities for the Chief Executive Officer. Pearl Meyer also observed that the average mix of pay for the Company’s executives is more heavily weighted toward annual cash compensation than the average peer group company, but that the long-term compensation opportunities for the Company’s executives continued to be more heavily oriented toward performance-based opportunities than the peer group average, principally as a result of our long-term equity awards being 100% performance-based (vs. a significant time-vested component at most peer companies).

The mix of target total direct compensation (“TDC”) for the Chief Executive Officer is more heavily weighted toward short-term incentive compensation and performance-based pay than peers, and Pearl Meyer observed that in some cases this may over-emphasize short-term performance potentially at the expense of long-term results. The Committee believes, however, that the Company’s strategic shift is justification for an enhanced near-term reward for successes that lay the foundation for long-term growth.
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
The following table shows, for each Named Executive Officer, the base salaries that were in effect for fiscal 2018 and 2017:

Named Executive Officer	Fiscal 2018 Base Salary	Fiscal 2017 Base Salary	Increase

Mr. Grimshaw	$1,000,000	$1,000,000	—%
Mr. Chism	450,000	450,000	—%
Mr. Given	600,000	600,000	—%
Mr. Rotunda	675,000	675,000	—%
Mr. Welch	410,000	410,000	—%
In November 2017, the Committee determined that the base salaries for the executive officers would be held flat for fiscal 2018 (other than an increase for the General Manager of the Company’s Empeño Fácil business in Mexico to recognize outstanding performance and better align his total direct compensation opportunity to the market). None of the Named Executive Officers received any base salary increase for fiscal 2018.
In November 2018, the Committee determined that the base salaries for the Named Executive Officers would again be held flat for fiscal 2019. Consequently, the fiscal 2019 base salary for each of the Named Executive Officers will be the same as the base salary for fiscal 2018, as shown in the table above.
Annual Incentive Bonus
Our executive officers, as well as other key team members, are eligible to participate in our annual Short-Term Incentive Compensation Plan (“STI”). The annual cash bonus opportunities offered to participants in the plan are designed to provide a powerful performance incentive contingent upon participants' contributions toward achievement of annual corporate and business unit financial results, as well as personal objectives that are tied to our strategic goals.

For fiscal 2018, the incentive bonus opportunity for each executive officer was a function of a designated target amount (stated as a percentage of base salary) and a business performance modifier ranging from 0% to 150% based on the achievement of specified EBITDA-based performance goals. For participants in a specific business unit (U.S. Pawn, Empeño Fácil, GPMX or CASHMAX), the performance goal was based on that business unit’s achievement of specified levels of EBITDA. For other corporate-level participants, the performance goal was based on the Company’s achievement of specified levels of consolidated EBITDA ranging from $81.3 million to $109.9 million. The overall plan was subject to a “Company Performance Gate,” such that no STI bonuses would be paid if the Company did not achieve the minimum level of EBITDA required for a corporate-level payout, regardless of the EBITDA achieved by specific business units. This calculation provided the maximum bonus opportunity for each executive, with the final payout amount being subject to an evaluation of the executive’s individual performance. In calculating EBITDA, the Committee is permitted to make adjustments for special or extraordinary events or circumstances if the Committee, in its discretion, considers it appropriate to do so.
The following table sets forth the fiscal 2018 STI bonus target (stated as a percentage of base salary) for each of the Named Executive Officers, all of whom were subject to the corporate-level performance goal based on consolidated EBITDA:

Named Executive Officer	Fiscal 2018 Target Amount (as a % of base salary)

Mr. Grimshaw	250%
Mr. Chism	80%
Mr. Given	125%
Mr. Rotunda	150%
Mr. Welch	75%
In November 2018, the Committee reviewed the Company's performance during fiscal 2018, noting the performance highlights described above under "Executive Summary — 2018 Business Highlights." The Committee also noted that, based on the Company’s financial results for fiscal 2018, the Company had achieved consolidated EBITDA of $93.4 million. The Committee considered and approved adjustments (both positive and negative) that were designed to exclude the impact of special or extraordinary events that are beyond the control of management. The Committee determined that, with those adjustments, EBITDA for purposes of calculating the fiscal 2018 STI bonus payouts was $97.3 million and, based on that performance, confirmed the consolidated business performance modifier for the fiscal 2018 STI to be 105%. The Committee also confirmed business unit performance modifiers of 104% for U.S. Pawn, 112% for Empeño Fácil, 150% for GPMX and 82% for CASHMAX (based on the EBITDA performance of each business unit). Taking into account the individual performance modifiers, the Committee approved the payouts for the Named Executive Officers as indicated in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table below. Those amounts were calculated as follows:

Named Executive Officer	2018 Salary	Target Amount	Target Opportunity	Business Performance Modifier (a)	Individual Performance Modifier (a)	Actual Award Earned

Mr. Grimshaw	$1,000,000	250%	$2,500,000	105%	N/A	$2,625,000
Mr. Chism	450,000	80%	360,000	105%	60%	302,400
Mr. Given	600,000	125%	750,000	105%	N/A	787,500
Mr. Rotunda	675,000	150%	1,012,500	105%	100%	1,063,125
Mr. Welch	410,000	75%	307,500	105%	70%	274,444

(a)
For Mr. Grimshaw and Mr. Given, 100% of their Target Opportunity is subject to the Business Performance Modifier. For each of the other Named Executive Officers, 50% of the Target Opportunity is subject to reduction based on the Individual Performance Modifier and then the Business Performance Modifier is applied to the resulting Target Opportunity. The Individual Performance Modifiers for Mr. Chism, Mr. Rotunda and Mr. Welch were recommended by the Chief Executive Officer and approved by the Compensation Committee. The Chief Executive Officer’s recommendations were based on his subjective evaluation of each executive's performance during the year relative to the Company's performance as a whole, with the expectation that only extraordinary performance would merit a 100% Individual Performance Modifier. Given these standards, the Chief Executive Officer recommended, and the Compensation Committee approved, the Individual Performance Modifiers noted above.

In November 2018, the Committee approved the STI plan for fiscal 2019. The fiscal 2019 STI plan contains the same design elements as the fiscal 2018 plan. The plan criteria include a Company Performance Gate, consisting of a threshold consolidated EBITDA goal, which must be met before any bonus is earned. Provided the Company Performance Gate is met, the respective business unit performance modifiers will be applied to target incentive, based on the level of consolidated EBITDA achieved by the Company (in the case of corporate-level participants) or the level of EBITDA achieved by each business unit (in the case of participants assigned to specific business units). No bonus is paid if the business performance thresholds are not met. When the threshold is met, the bonus calculation is interpolated between 50% to 150% of target bonus. Individual performance modifiers cannot exceed 100%.

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
All of our executive officers are eligible to receive equity incentive awards. Since fiscal 2016, we have structured our long-term incentive compensation program to place greater emphasis on long-term performance that enhances stockholder value. Unlike many of our peers who have a significant time-vested component to their long-term awards, 100% of our long-term incentive awards are subject to performance-based vesting. In order to further emphasize the long-term nature of these awards, 100% (excluding certain one-time awards granted in fiscal 2018 that vested at the end of a one-year performance period as further discussed below) of the LTIP awards vest at the end of a three-year performance period, rather than a prorated vesting each year during the performance period. The Committee believes this structure incentivizes and rewards longer term vision and strategies and provides a balance to the Company’s short-term programs, which tend to be focused on annual performance.
Grant frequency — The Committee considers new LTIP grants for all executives every year, although we do not necessarily grant new equity to all executives every year. The frequency of LTIP grants and the amount of equity awards granted in a given year are based in part upon an assessment of past equity awards still outstanding at the time new grants are to be made.
LTIP awards may be made at any time as determined by the Committee, and the grant price for accounting purposes is generally the closing trading price on the date the award is approved. The annual LTIP awards, however, are intended to incentivize performance over the full designated performance period. Therefore, the Committee considers it appropriate to use the stock price at the beginning of the performance period as the grant price, even though the awards may be approved by the Committee at a later date. In the Committee’s view, this methodology, consistently applied, neutralizes the stock price as a factor impacting the timing of awards.
Fiscal 2018 LTIP awards — In November 2017, the Committee approved the fiscal 2018 LTIP awards for our key employees, including the executive officers. The approved awards consist of restricted stock units that vest at the end of a three-year period (September 30, 2020) based on the achievement of specified EBITDA growth targets. The specified performance metrics provide for vesting of either 0%, 50% or 100% of the units, depending on the level of EBITDA performance; there is no “kicker” for over-performance, and no more than 100% of the units will vest in any event. The number of units awarded to each recipient was a function of a multiple of the recipient’s base salary divided by $9.50 (the closing trading price of our Class A Common Stock on September 29, 2017, the last trading day of the preceding fiscal year).
The following table shows the approved fiscal 2018 LTIP awards for the Named Executive Officers:

Named Executive Officer	Percent of Base Salary	Number of Units

Mr. Grimshaw	300%	315,789
Mr. Chism	100%	47,368
Mr. Given	150%	94,737
Mr. Rotunda	100%	71,053
Mr. Welch	100%	43,158
In addition to the fiscal 2018 LTIP awards described above, the Committee also approved special performance-based LTIP awards for certain longer-tenured executives and key team members. These awards were subject to a one-year performance period and vested on September 30, 2018, subject to the achievement of specified levels of consolidated EBITDA during fiscal 2018 (consistent with the EBITDA performance measures used for purposes of the fiscal 2018 STI plan discussed above). As part of this special performance-based LTIP grant, the following Named Executive Officers received the number of units indicated: Mr. Grimshaw, 64,000; Mr. Given, 19,200; Mr. Rotunda, 17,600; and Mr. Welch, 13,100. Mr. Chism was not eligible for one of these special awards due to his recent hiring at the time (in May 2017).
Fiscal 2019 LTIP awards — In November 2018, the Committee considered and approved significant changes in the LTIP plan design for fiscal 2019 to better align management’s incentives with measures that shareholders consider to be reflective of long-term value creation. Specifically, the Committee replaced the EBITDA-based performance measure used for the past several years with two equally-weighted performance measures — one based on net income and the other based on diluted earnings per share (EPS), with both measures subject to adjustments designed to eliminate certain non-cash income and expense items, the impact of foreign currency fluctuations and, at the discretion of the Committee, other items or events beyond management’s control. The approved awards consist of restricted stock units that vest at the end of a three-year performance period (September 30, 2021) based on the following performance metrics: the vesting of 50% of the units is subject to achieving specified adjusted net income growth targets, and the vesting of 50% of the units is subject to achieving specified adjusted diluted EPS growth targets. The specified performance metrics provide for vesting of either 0%, 50% or 100% of the units, depending on the level of performance; there is no “kicker” for over-performance, and no more than 100% of the units will vest in any event. Consistent with the Committee’s philosophy described above, the stock price used to determine the number of units awarded was $10.70 (the closing trading price of the Class A Common Stock on September 28, 2018, the last trading day of the preceding fiscal year).
Supplemental Executive Retirement Plan
We provide selected executives, including all of the Named Executive Officers, with a non-qualified Supplemental Executive Retirement Plan (“SERP”) in order to offset some of the negative impacts of the highly paid executive contribution limitations applicable to our 401(k) retirement savings plan. For fiscal 2018, the Committee approved contributions to the SERP for each of the executive officers equal to 10% of base salary. This resulted in the following contributions to the SERP for each of the Named Executive Officers:

Named Executive Officer	Fiscal 2018 SERP Contribution

Mr. Grimshaw	$100,000
Mr. Chism	45,000
Mr. Given	60,000
Mr. Rotunda	67,500
Mr. Welch	41,000
In November 2018, the Committee approved fiscal 2019 contributions to the SERP equal to 10% of base salary for each of the executive officers, including the Named Executive Officers.
Other Benefits and Perquisites
The executive officers participate in other benefit plans on the same terms as other team members. These plans include medical, dental and life insurance benefits, and our 401(k) retirement savings plan. In addition, we provide supplemental healthcare benefits to our executive officers. The amount of that benefit for the Named Executive Officers during fiscal 2018 is included in the “All Other Compensation” column of the Summary Compensation Table below.
Since 2014, we have hired several new executive officers who relocated to Austin, Texas from other countries. To assist these executives with securing suitable housing arrangements in Austin, the Committee approved housing allowances to cover mortgage or rental payments actually made with respect to housing arrangements in the Austin, Texas area, with each allowance to extend up to a total of three years from its inception date. The following table shows for each of Mr. Grimshaw and Mr. Given (the only two Named Executive Officers who received housing allowances) the amount of the approved allowance, the date on which it expired and the amount actually received by the executive during fiscal 2018:

	Approved Temporary Housing Allowance		Amount of Allowance Received in Fiscal 2018 (a)
Named Executive Officer	Amount (per month)	Expiration Date

Mr. Grimshaw	$25,000	November 30, 2017	$31,378
Mr. Given	10,000	March 31, 2018	62,017

(a)	These amounts are included in the “All Other Compensation” column of the Summary Compensation table below.
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
Severance — We provide the following severance benefits to our executive officers:

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
Restrictive Covenants — Each of the Company's executive officers, along with other key team members, has entered into a Protection of Sensitive Information, Non-competition and Non-solicitation Agreement, under which the executive is subject to confidentiality and non-disclosure obligations with respect to various categories of proprietary, competitively sensitive and confidential information. In addition, the executive has agreed that, for a period of one year (six months, in the case of Mr. Grimshaw) following the termination of employment with the Company, he or she will not compete with the Company (within a defined area) and will not solicit the Company's team members or suppliers.
Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2018.

Matthew W. Appel Santiago Creel Miranda Lachlan P. Given Pablo Lagos Espinosa (Chair)
Compensation Committee Interlocks and Insider Participation
Mr. Given (a member of the Compensation Committee) is also an executive officer of the Company. The other members of the Compensation Committee (Mr. Appel, Mr. Creel and Mr. Lagos) are not and have never been an officer of or employed by the Company and do not have any relationship that requires disclosure under Item 404 of Regulation S-K, the SEC’s rules requiring disclosure of certain relationships and related party transactions.
Mr. Grimshaw and Mr. Given (both executive officers of the Company) serve as directors of Cash Converters International Limited, and Mr. Cumins (a director) is the Executive Deputy Chairman and a member of the board of directors of Cash Converters International Limited. However, no compensation committee interlocks exist between the two companies.
Summary Compensation Table
The table below summarizes the total compensation for fiscal 2018, 2017 and 2016 for the Named Executive Officers. See “Part III, Item 11 — Executive Compensation — Compensation Discussion and Analysis” for a description of how we determined the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Stock Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total

Stuart I. Grimshaw (5) Chief Executive Officer	2018	$1,000,000	$—	$3,702,943	$2,625,000	$175,811	$7,503,754
	2017	1,000,000	—	2,603,981	1,925,000	315,929	5,844,910
	2016	1,000,000	—	1,804,343	4,210,000	504,471	7,518,814
Daniel M. Chism Chief Financial Officer	2018	450,000	—	461,838	302,400	80,587	1,294,825
	2017	159,231	—	—	85,447	8,574	253,252
	2016	—	—	—	—	—	—
Lachlan P. Given (5) Executive Chairman	2018	600,000	—	1,110,886	787,500	153,588	2,651,974
	2017	600,000	—	781,190	577,500	198,213	2,156,903
	2016	600,000	—	541,305	1,125,000	190,126	2,456,431
Joseph L. Rotunda Chief Operating Officer	2018	675,000	—	864,367	1,063,125	90,399	2,692,891
	2017	668,750	—	585,898	779,625	81,924	2,116,197
	2016	668,750	—	263,857	1,518,750	80,726	2,532,083
Thomas H. Welch, Jr. Chief Legal Officer and Secretary	2018	410,000	—	548,516	274,444	77,664	1,310,624
	2017	410,000	—	355,882	213,098	67,725	1,046,705
	2016	410,000	—	196,695	403,594	63,146	1,073,435

(1)
The amounts shown under “Salary” reflect the gross amounts of base salary paid to each of the Named Executive Officers during the fiscal years so noted. The fiscal 2017 amounts for Mr. Chism reflect the number of days during the fiscal year that he was employed by the Company.

(2)
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

(3)
Amounts represent the bonuses paid pursuant to the Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonuses” above. The fiscal 2016 amount for Mr. Grimshaw also includes $460,000 representing the final special short-term bonus paid to Mr. Grimshaw pursuant to his terms of hire.

(4)
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

(5)
Mr. Grimshaw and Mr. Given also serve on the board of directors of Cash Converters International Limited, with Mr. Grimshaw serving as non-executive chairman. The director fees paid to them by Cash Converters International Limited for fiscal 2018, fiscal 2017 and fiscal 2016 were as follows: Mr. Grimshaw, $129,329, $129,538 and $124,429, respectively; Mr. Given, $72,272, $81,009 and $71,987, respectively. These amounts are not included in the Summary Compensation Table, as they were paid by Cash Converters International Limited, which is not controlled by EZCORP.

CEO Pay Ratio
We are providing the following information about the relationship of the annual total compensation of our team members and the annual total compensation of Mr. Grimshaw, our Chief Executive Officer (“CEO”).
We selected September 30, 2018 as our determination date, and as of that date, our consolidated subsidiaries employed approximately 6,200 team members, with approximately 3,600 team members being based in the U.S., approximately 2,400 team members being based in Latin America where team member wages are significantly lower than in the U.S., and the remainder being based in other jurisdictions. We have chosen to exclude approximately 700 team members associated with GPMX, which was acquired during fiscal 2018, and less than 100 team members of a consolidated VIE based in Singapore.
We selected gross wages for fiscal 2018 as the most appropriate measure of compensation for identifying our median team member, and applied this measure consistently across our team member population. Gross wages generally include salary and wages (regular, hourly and overtime), commissions and bonuses. We annualized the compensation of all permanent full-time and part-time team members who were hired during fiscal except those excluded as described above. We applied an average exchange rate as of September 30, 2018 to convert all applicable Latin American and Canadian currencies into U.S. dollars. We have not included any cost of living adjustments.
We calculated the median team member’s annual total compensation in accordance with the rules used to calculate the CEO’s compensation included in the Summary Compensation Table above. Using this methodology, we determined that our median team member was a full-time store team member located in the U.S. with annual total compensation of $23,730, comprised of gross annual wages and matching 401(k) plan contribution. The median team member is also provided with certain group life, health, medical and other non-cash benefits which are excluded from their annual total compensation pursuant to the rules used to compute the annual total compensation of our CEO.
For fiscal 2018, the annual total compensation of our CEO was $7,503,754, comprised of the various components described in the Summary Compensation Table above. Based on our CEO’s annual total compensation compared to the compensation for the median team member, our estimated CEO pay ratio is 316:1. This ratio is influenced by a number of factors, including the geographic distribution of our team members, the mix of hourly vs. salaried team members and compensation trends. As a result of these and other variables, we do not believe comparisons to the CEO pay ratios of other companies are likely to be meaningful.
Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2018. For information about the plans under which these awards were granted, see “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonus” and “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.
Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Grant Date Fair Value (3)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum

Mr. Grimshaw	11/13/2017	$1,250,000	$2,500,000	$3,750,000
	11/13/2017				157,895	315,789	315,789	$3,078,943
	11/13/2017				32,000	64,000	64,000	$624,000
Mr. Chism	11/13/2017	$180,000	$360,000	$540,000
	11/13/2017				23,684	47,368	47,368	$461,838
Mr. Given	11/13/2017	$375,000	$750,000	$1,125,000
	11/13/2017				47,369	94,737	94,737	$923,686
	11/13/2017				9,600	19,200	19,200	$187,200
Mr. Rotunda	11/13/2017	$506,250	$1,012,500	$1,518,750
	11/13/2017				44,027	71,053	71,053	$692,767
	11/13/2017				8,800	17,600	17,600	$171,600
Mr. Welch	11/13/2017	$153,750	$307,500	$461,250
	11/13/2017				28,079	43,158	43,158	$420,791
	11/13/2017				6,550	13,100	13,100	$127,725

(1)
These amounts represent the potential payouts under the fiscal 2018 Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonuses” above. The “Target” amount is the amount that will be paid if the specified performance goals are achieved at the target level (although the Compensation Committee may reduce any award if it chooses to do so). The “Threshold” amount reflects the amount that would be paid if the minimum performance goals are achieved, while the “Maximum” amount represents the maximum amount that will be paid if the maximum performance goals are achieved or exceeded. See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above for the amount of the actual payout for each of the Named Executive Officers.

(2)
These amounts represent the fiscal 2018 awards under the Long-Term Incentive Plan. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above. The “Target” amount is the number of units that will vest if the specified performance goals are achieved at the target level. The “Threshold” amount reflects the number of units that will vest if the minimum performance goals are achieved for the EBITDA growth targets. No more than 100% of the Target number of units will vest; therefore, the “Maximum” amount is the same as the Target amount. Each unit represents the right to receive one share of Class A Common Stock upon vesting.

(3)
Represents the estimated grant date fair value of fiscal 2018 equity awards, assuming payout at “Target” level. This is the estimated amount of aggregate compensation cost we expect to recognize over the performance period, determined as of the grant date. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

The following table sets forth certain information about outstanding stock awards held by the Named Executive Officers as of the end of fiscal 2018. None of the Named Executive Officers holds any stock options.
Outstanding Equity Awards at Fiscal Year-End

		Stock Awards
Name	Award Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)

Mr. Grimshaw	11/13/2017	64,000	(2)	$684,800
	11/13/2017	315,789	(3)	$3,378,942
	11/8/2016	271,248	(4)	$2,902,354
	3/21/2016	324,149	(5)	$3,468,394
	11/3/2014	200,000	(6)	$2,140,000
Mr. Chism	11/13/2017	47,368	(3)	$506,838
Mr. Given	11/13/2017	19,200	(2)	$205,440
	11/13/2017	94,737	(3)	$1,013,686
	11/8/2016	81,374	(4)	$870,702
	3/21/2016	97,245	(5)	$1,040,522
	10/1/2014	150,000	(6)	$1,605,000
Mr. Rotunda (8)	11/13/2017	17,600	(2)	$188,320
	11/13/2017	71,053	(3)	$760,267
	11/8/2016	61,031	(4)	$653,032
	3/21/2016	89,141	(5)	$953,809
	11/13/2015	9,880	(7)	$105,716
Mr. Welch	11/13/2017	13,100	(2)	$140,170
	11/13/2017	43,158	(3)	$461,791
	11/8/2016	37,071	(4)	$396,660
	3/21/2016	66,451	(5)	$711,026
	10/1/2014	16,000	(7)	$171,200

(1)	Market value is based on the closing price of our Class A Common Stock on September 28, 2018, the last market trading day of fiscal 2018 ($10.70).

(2)
These awards vested on November 12, 2018 when the Compensation Committee certified that the applicable performance objectives had been achieved with regard to the attainment of specified EBITDA growth objectives. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(3)
These awards are scheduled to vest on September 30, 2020 subject to the attainment of specified EBITDA growth objectives. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(4)
These awards are scheduled to vest on September 30, 2019 subject to specified performance objectives as follows: vesting of 80% of the awards is subject to the attainment of specified EBITDA growth objectives; and vesting of 20% of the awards is subject to the attainment of specified net debt reduction objectives. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(5)
80% of these awards vested on November 12, 2018 when the Compensation Committee certified that the applicable performance objectives had been achieved with regard to the attainment of specified EBITDA growth objectives. The remaining 20% of the awards did not vest as the attainment of specified net debt reduction objectives was not achieved. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(6)
Vesting of these awards is subject to the attainment of specified EBITDA growth objectives. Of these shares, half vested on November 12, 2018 when the Compensation Committee certified that the applicable performance objectives had been achieved and half are scheduled to vest on September 30, 2020.

(7)	These awards vest through fiscal 2020 in specified amounts if the per-share trading price of our Class A Common Stock achieves specified levels ranging from $15 to $80.

(8)
Mr. Rotunda’s current and future long-term incentive awards contain a special term providing for the continued vesting (rather than forfeiture) of all unvested awards in accordance with their terms (including corporate-level performance criteria) if Mr. Rotunda voluntarily retires from his executive position with the Company.

Stock Vested
The following table sets forth, with respect to each of the Named Executive Officers, certain information about restricted stock vesting during fiscal 2018:

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting		Value Realized on Vesting (1)

Mr. Rotunda	4,940	(2)	49,400
Mr. Welch	8,000	(2)	80,000

(1)	Computed using the fair market value of the stock on the date of vesting.

(2)	These awards vested on November 15, 2017 (market value, $10.00 per share) and are presented gross, exclusive of net shares withheld to satisfy individual tax withholding obligations.
Other Benefits and Perquisites
401(k) Retirement Plan — All team members are given an opportunity to participate in our 401(k) retirement savings plan (following a new-hire waiting period). Subject to statutory limits of the IRS, this plan allows participants to have pre-tax amounts withheld from their pay and provides for a discretionary employer matching contribution (historically, 25% up to 6% of salary). Matching contributions are made in the form of cash. Participants may invest their contributions in various fund options, but are prohibited from investing their contributions in our common stock. A participant vests in the matching contributions pro rata over their first three years of service provided their hours worked requirement is met. All of a participant’s matching contributions vest 100% in the event of the participant’s death or disability or the termination of the plan due to a change in control.
Supplemental Executive Retirement Plan — The Internal Revenue Code limits the amount of pre-tax savings that highly paid executives can contribute to the 401(k) plan. To offset some of the negative impact of these limitations on retirement savings and to encourage retention of key executives, we provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”), with similar investment alternatives as are available under the 401(k) retirement savings plan. Company contributions to the SERP are formula-based, reviewed and recommended by management and approved by the Compensation Committee each year. For fiscal 2018, our annual contributions to the SERP were calculated as a percentage of base salary, with that percentage being 10% for executive officers and 6% for vice presidents. For fiscal 2019, the company contributions to the SERP will continue at the same rates. Under the terms of the SERP, participants are also allowed to voluntarily defer all or a portion of their salary and bonus payments into the SERP. There were ten participants in the SERP during fiscal 2018.
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

The following table describes the SERP contributions, earnings and balance at the end of fiscal 2018 for each of the Named Executive Officers:
Nonqualified Deferred Compensation

Named Executive Officer	Company Contributions in Fiscal 2018 (1)	Aggregate Earnings in Fiscal 2018 (2)	Aggregate Withdrawals/Distributions in Fiscal 2018	Aggregate Forfeitures in Fiscal 2018	Aggregate Balance at September 30, 2018 (3)

Mr. Grimshaw	$100,000	$44,885	$—	$—	$497,750
Mr. Chism	45,000	1,877	—	—	46,877
Mr. Given	60,000	27,179	—	—	301,962
Mr. Rotunda	67,500	5,521	—	—	223,018
Mr. Welch	41,000	46,048	—	—	630,340

(1)	These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”

(2)	These amounts were not included in the Summary Compensation Table as the earnings were not in excess of market rates.

(3)
Of the Aggregate Balance at September 30, 2018, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $300,000 for Mr. Grimshaw, $180,000 for Mr. Given and $441,504 for Mr. Welch.

All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

Named Executive Officer	Year	Health Care Supplemental Insurance (1)	Value of Supplemental Life Insurance Premiums (2)	Company Contributions to Defined Contribution Plans (3)	Housing Allowance	Other Benefits (4)	Total

Mr. Grimshaw	2018	$20,128	$2,088	$104,750	$31,378	$17,467	$175,811
	2017	12,896	1,300	105,019	194,665	2,049	315,929
	2016	11,148	1,395	103,975	188,265	199,688	504,471
Mr. Chism	2018	29,483	2,088	49,016	—	—	80,587
	2017	7,425	500	649	—	—	8,574
	2016	—	—	—	—	—	—
Mr. Given	2018	29,483	2,088	60,000	62,017	—	153,588
	2017	19,305	1,300	60,000	106,473	11,135	198,213
	2016	16,656	1,395	60,000	112,075	—	190,126
Mr. Rotunda	2018	20,128	2,088	68,183	—	—	90,399
	2017	12,896	845	68,183	—	—	81,924
	2016	11,148	1,395	68,183	—	—	80,726
Mr. Welch	2018	29,483	2,088	45,973	—	120	77,664
	2017	19,305	1,300	47,000	—	120	67,725
	2016	16,656	1,395	44,975	—	120	63,146

(1)
We provide a fully insured supplemental executive medical plan to certain executives, including all of the Named Executive Officers to cover most healthcare costs in excess of amounts covered by our health insurance plans. The amounts shown represent the total premiums paid for the supplemental executive medical plan for each of the Named Executive Officers during each of the years presented. Additionally, in fiscal 2018, from January 1, 2018 through April 30, 2018, the Company carried a fully-insured International Medical Plan for certain executives, including all of the Named Executive Officers, and canceled their participation in the group health plan during that time. The amount shown in 2018 includes these additional premiums paid on behalf of the Named Executive Officers.

(2)
Represents group life insurance premiums paid on behalf of the Named Executive Officers. The benefit provides life and accidental death and dismemberment coverage for the Named Executive Officers at three times annual salary up to a maximum of $1 million.

(3)	Includes the fiscal 2018 Company contributions to the 401(k) plan and the Supplemental Executive Retirement Plan.

(4)	The amounts shown as Other Benefits include the following:
Mr. Grimshaw — The amounts shown represent perquisites and other personal benefits, including relocation benefits, spousal travel for business-related meetings and Company-paid subsidy for health club membership. The 2016 amount also includes $199,568 paid to Mr. Grimshaw, as previously agreed, to reimburse him for incremental Australian taxes he incurred as a result of the payment of his sign-on bonus in fiscal 2014 prior to his relocation to the U.S.
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
Certain Termination and Change-in-Control Benefits — The following is a summary of various agreements that provide for benefits to the Named Executive Officers upon termination of employment or a change-in-control:

•
Restricted Stock Award Agreements — The standard restricted stock award agreement pursuant to which we grant restricted stock or restricted stock units to our team members generally provides that vesting is accelerated in the event of the holder’s death or disability.

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

•	General severance benefits — We currently provide each of our executive officers with one-year salary continuation if his or her employment is terminated by the Company without cause.
The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2018:

	Salary	Incentive Bonus	Healthcare Payments	Accelerated Vesting of Restricted Stock (1)	Accelerated Vesting of SERP Balance	Other

Resignation for Good Reason:
Mr. Grimshaw	$1,000,000	$—	$—	$—	$—	$—
Mr. Chism	450,000	—	—	—	—	—
Mr. Given	600,000	—	—	—	—	—
Mr. Rotunda	675,000	—	—	—	—	—
Mr. Welch	410,000	—	—	—	—	—
Termination Without Cause:
Mr. Grimshaw	$1,000,000	$—	$—	$—	$—	$—
Mr. Chism	450,000	—	—	—	—	—
Mr. Given	600,000	—	—	—	—	—
Mr. Rotunda	675,000	—	—	—	—	—
Mr. Welch	410,000	—	—	—	—	—
Death or Disability:
Mr. Grimshaw	$—	$—	$—	$12,574,490	$497,750	$—
Mr. Chism	—	—	—	506,838	46,877	—
Mr. Given	—	—	—	4,735,349	301,962	—
Mr. Rotunda (2)	—	—	—	2,661,144	—	—
Mr. Welch (2)	—	—	—	1,880,846	—	—

(1)	Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 28, 2018 of $10.70.

(2)	Mr. Rotunda and Mr. Welch are fully vested in their SERP balances.
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

Director Compensation
Each non-employee director receives a basic annual retainer fee, with the chair of the Audit Committee and the chair of the Compensation Committee each receiving an additional amount. During fiscal 2018, the basic annual retainer fee was $80,000, and additional amounts paid to the chair of the Audit Committee and the chair of the Compensation Committee were $27,500 and $15,000, respectively. Annual retainer fees are paid in cash on a quarterly basis.
The non-employee directors are also eligible for stock option and restricted stock awards. The number of options or shares of restricted stock awarded, as well as the other terms and conditions of the awards (such as vesting and exercisability schedules and termination provisions), are determined by the Board of Directors upon the recommendation of the Compensation Committee.
The following table sets forth the compensation paid to our non-employee directors for fiscal 2018. Mr. Grimshaw, Mr. Given and Mr. Rotunda are executive officers of the Company and do not receive any additional compensation for serving on the Board of Directors.

Director	Fees Earned or Paid in Cash (1)	Restricted Stock Awards (2)	Total

Matthew W. Appel	$112,500	$165,130	$277,630
Santiago Creel Miranda	85,000	165,130	250,130
Peter Cumins	80,000	165,130	245,130
Pablo Lagos Espinosa	100,000	165,130	265,130
Thomas C. Roberts (3)	85,000	165,130	250,130

(1)
Amounts shown for Mr. Appel, Mr. Creel, Mr. Lagos and Mr. Roberts include $5,000 each for serving on the special acquisition committee appointed and commissioned by the Board of Directors to review, evaluate and approve the terms of the GPMX acquisition. See “Part III — Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Meetings and Attendance” above. This special acquisition committee was formed in May 2017 and dissolved as of the completion of the GPMX acquisition in October 2017.

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

Each non-employee director received a grant of 16,850 shares of restricted stock in November 2017. That amount was determined by dividing $160,000 (200% times the annual director fee) by $9.50, the trading price of the Class A Common Stock at the beginning of fiscal 2018 and rounding the result. These shares vested on September 30, 2018. The values shown above were computed using the closing price of our Class A Common Stock on the date of grant ($9.80 on November 14, 2017) which differed from the amount used to determine the number of shares awarded as the grant date in accordance with FASB ASC 718-10-25 was over a month after the determination date.
As of September 30, 2018, each of the non-employee directors held no shares of unvested restricted stock.

(3)	Mr. Roberts retired from his position as a member of our Board of Directors, effective October 23, 2018.
The non-employee director compensation program for fiscal 2019 will be the same as the fiscal 2018 program described above.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
Stockholders have approved the 2010 Long-Term Incentive Plan, which we currently use for stock incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units or performance shares. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plans as of September 30, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a) (1)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	—	$—	162,659
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	162,659

(1)	Excludes 3,555,725 shares of restricted stock that were outstanding as of September 30, 2018.

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of October 31, 2018 (except as noted below) for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-voting Common Stock				Class B Voting Common Stock
Beneficial Owner	Number		Percent		Number	Percent	Voting Percent

MS Pawn Limited Partnership (a) MS Pawn Corporation Phillip Ean Cohen 2500 Bee Cave Road Bldg One, Suite 200 Rollingwood, Texas 78746	2,974,047	(b)	5.76%	(b)	2,970,171	100%	100%
Blackrock, Inc. 55 East 52nd Street New York, New York 10055	7,076,848	(d)	13.71%		—	—	—
Lafitte Capital Management 707 Brazos Street, Suite 310 Austin, Texas 78701	5,400,000	(c)	10.46%		—	—	—
Dimensional Fund Advisors 6300 Bee Cave Road, Building One Austin, Texas 78746	4,313,742	(c)	8.36%		—	—	—
Rovida Advisory Services, LLC One Gateway Ctr., #2530 Newark, New Jersey 07102	4,000,000	(d)	7.75%		—	—	—
Cardinal Capital Management, LLC 4 Greenwich Office Park, 3rd Fl. Greenwich, Connecticut 06831	3,896,044	(c)	7.55%		—	—	—
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, Pennsylvania 19355	3,888,737	(c)	7.53%		—	—	—
Matthew W. Appel	71,350		*		—	—	—
Santiago Creel Miranda	83,350		*		—	—	—
Peter Cumins	73,350		*		—	—	—
Lachlan P. Given	320,932	(e)	*		—	—	—
Stuart I. Grimshaw	650,799	(f)	1.26%		—	—	—
Pablo Lagos Espinosa	101,050		*		—	—	—
Joseph L. Rotunda	853,173	(g)	1.65%		—	—	—
Thomas H. Welch, Jr.	127,368	(h)	*		—	—	—
Directors and executive officers as a group (15 persons)	2,492,969	(i)	4.83%		—	—	—

(a)
MS Pawn Corporation is the general partner of MS Pawn Limited Partnership and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation.

(b)	The number of shares and percentage reflect Class A Common Stock, inclusive of Class B Common Stock, shares of which are convertible to Class A Common Stock on a one-to-one basis.

(c)	As of June 30, 2018 based on Form 13F.

(d)	As of September 30, 2018 based on Form 13F.

(e)
Includes 191,445 unvested restricted stock units expected to vest within 60 days, but does not include 75,000 shares of unvested restricted stock or 176,111 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

(f)
Includes 488,149 unvested restricted stock units expected to vest within 60 days, but does not include 100,000 other shares of unvested restricted stock or 587,037 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

(g)
Includes 1,865 shares held through the Company’s 401(k) retirement savings plan and 106,741 unvested restricted stock units expected to vest within 60 days, but does not include 9,880 other shares of unvested restricted stock or 132,084 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

(h)
Includes 433 shares held through the Company’s 401(k) retirement savings plan and 79,551 unvested restricted stock units expected to vest within 60 days, but does not include 16,000 other shares of unvested restricted stock or 80,229 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

(i)
Group includes those persons who were serving as directors and executive officers on November 13, 2018. Number shown includes 2,298 shares held through the Company’s 401(k) retirement savings plan, 175,000 shares of unvested restricted stock and 877,776 unvested restricted stock units expected to vest within 60 days, but does not include 212,880 other shares of unvested restricted stock or 1,417,205 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

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
Employment arrangement with Nicholas Cohen
Nicholas Cohen, the son of Phillip E. Cohen, the beneficial owner of all of our Class B Voting Common Stock, joined the Company as Director of Financial Planning and Analysis effective May 21, 2018. Under the terms of his employment, Nicholas Cohen receives an annual base salary of $125,000, a target short-term incentive bonus of 20% of base salary ($25,000), healthcare and other benefits typically provided to similarly positioned team members. Nicholas Cohen received a Bachelor of Arts degree in Economics from Vassar College in 2007 and an MBA (specializing in Accounting & Finance) from New York University’s Stern School of Business in 2016. He has finance and operational experience at a variety of companies since 2005. The Company considers the employment relationship with Nicholas Cohen to be a related party transaction that is subject to the Company’s Policy for Review and Evaluation of Related Party Transactions. Accordingly, prior to the Company’s extending the offer of employment, the Audit Committee reviewed and approved the extension of the offer and the terms of employment.
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
ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents all fees we incurred in connection with professional services provided by BDO USA, LLP for fiscal 2018 and 2017:

	Year Ended September 30,
	2018	2017

Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act and quarterly reviews	$1,441,446	$1,407,722
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$1,441,446	$1,407,722
The amounts shown for fiscal 2018 include our current estimated costs for the fiscal 2018 integrated audit, for which we have not yet received final billings. The amounts shown for fiscal 2017 include a reduction of $23,100 in fees that were billed below our initial estimates for fiscal 2017 after we filed our Annual Report on Form 10-K for the year ended September 30, 2017.
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

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this 10-K:
(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II — Item 8 — Financial Statements and Supplementary Data”:

•	Report of Independent Registered Public Accounting Firm (2018 and 2017) — BDO USA, LLP

•	Consolidated Balance Sheets as of September 30, 2018 and 2017

•	Consolidated Statements of Operations for each of the three years in the period ended September 30, 2018

•	Consolidated Statements of Comprehensive Income (Loss) for each of the three years in the period ended September 30, 2018

•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2018

•	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2018

•	Notes to Consolidated Financial Statements.
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
4.3
Indenture, dated June 23, 2014, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 17, 2014, Commission File No. 0-19424)

4.4
Indenture, dated July 5, 2017, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 6, 2017, Commission File No. 0-19424)

4.5
Indenture, dated May 14, 2018, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 15, 2018, Commission File No. 0-19424)

10.1*
EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.2*
Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 21, 2016, Commission File No. 0-19424)

10.3*
Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.4*
Form of Restricted Stock Award for non-employee directors (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.5
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.6
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.7
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.8
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.9
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.10
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan and Stanley & Co. International plc (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.11
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.12
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.13
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.14
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.15
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.16
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.17
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.18
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.19
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.22
Call Option Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and UBS AG, London Branch (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.23
Warrant Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and UBS AG, London Branch (incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.24
Call Option Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Jefferies International Limited (incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.25
Warrant Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Jefferies International Limited (incorporated by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.26
Call Option Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Morgan Stanley & Co. International plc (incorporated by reference to exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.27
Warrant Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Morgan Stanley & Co. International plc (incorporated by reference to exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.29	Purchase Agreement, dated May 9, 2018, between EZCORP, Inc., and Morgan Stanley & Co. LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K
21.1†	Subsidiaries of EZCORP, Inc.
23.1†	Consent of BDO USA, LLP
31.1†	Certification of Stuart I. Grimshaw, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†	Certification of Daniel M. Chism, Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2018, and September 30, 2017; (ii) Consolidated Statements of Operations for the years ended September 30, 2018, September 30, 2017 and September 30, 2016; (iii) Consolidated Statements of Comprehensive Income (Loss) for the years ended September 30, 2018, September 30, 2017 and September 30, 2016; Consolidated Statements of Cash Flows for the for the years ended September 30, 2018, September 30, 2017 and September 30, 2016; Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2018, September 30, 2017 and September 30, 2016; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

EZCORP, Inc.
Date: November 14, 2018	By:	/s/ Daniel M. Chism
Daniel M. Chism, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stuart I. Grimshaw	Chief Executive Officer and Director (principal executive officer)	November 14, 2018
Stuart I. Grimshaw

/s/ Daniel M. Chism	Chief Financial Officer (principal financial officer)	November 14, 2018
Daniel M. Chism

/s/ Lachlan P. Given	Executive Chairman of the Board	November 14, 2018
Lachlan P. Given

/s/ Matthew W. Appel	Director	November 14, 2018
Matthew W. Appel

/s/ Santiago Creel Miranda	Director	November 14, 2018
Santiago Creel Miranda

/s/ Peter Cumins	Director	November 14, 2018
Peter Cumins

/s/ Pablo Lagos Espinosa	Director	November 14, 2018
Pablo Lagos Espinosa

/s/ Joseph L. Rotunda	Director	November 14, 2018
Joseph L. Rotunda

/s/ David McGuire	Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)	November 14, 2018
David McGuire