Form 10-Q
period 2018-12-31
EZCORP INC
filed 2019-01-30
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018
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
As of January 25, 2019, 52,475,070 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017	September 30, 2018

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$297,031	$113,584	$286,015
Pawn loans	193,984	177,001	198,463
Pawn service charges receivable, net	38,959	34,054	38,318
Inventory, net	175,422	163,310	166,997
Notes receivable, net	26,711	36,682	34,199
Prepaid expenses and other current assets	31,223	26,516	33,154
Total current assets	763,330	551,147	757,146
Investment in unconsolidated affiliate	35,511	45,605	49,500
Property and equipment, net	69,770	62,098	73,649
Goodwill	294,881	288,773	297,448
Intangible assets, net	55,956	43,974	54,923
Notes receivable, net	4,599	23,343	3,226
Deferred tax asset, net	9,283	10,997	7,165
Other assets	4,442	16,625	3,863
Total assets	$1,237,772	$1,042,562	$1,246,920

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$190,238	$—	$190,181
Accounts payable, accrued expenses and other current liabilities	57,628	60,207	57,800
Customer layaway deposits	11,747	10,686	11,824
Total current liabilities	259,613	70,893	259,805
Long-term debt, net	229,928	294,761	226,702
Deferred tax liability, net	9,617	—	8,817
Other long-term liabilities	6,150	8,845	6,890
Total liabilities	505,308	374,499	502,214
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million; issued and outstanding: 52,475,070 as of December 31, 2018; 51,494,246 as of December 31, 2017; and 51,614,746 as of September 30, 2018	524	515	516
Class B Voting Common Stock, convertible, par value $.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	400,081	351,110	397,927
Retained earnings	387,936	364,414	392,180
Accumulated other comprehensive loss	(49,104)	(44,902)	(42,616)
EZCORP, Inc. stockholders’ equity	739,467	671,167	748,037
Noncontrolling interest	(7,003)	(3,104)	(3,331)
Total equity	732,464	668,063	744,706
Total liabilities and equity	$1,237,772	$1,042,562	$1,246,920
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2018	2017

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$121,024	$113,588
Jewelry scrapping sales	9,281	12,213
Pawn service charges	83,674	76,360
Other revenues	1,871	2,347
Total revenues	215,850	204,508
Merchandise cost of goods sold	77,112	71,167
Jewelry scrapping cost of goods sold	8,050	10,337
Other cost of revenues	484	577
Net revenues	130,204	122,427
Operating expenses:
Operations	89,546	83,610
Administrative	15,479	13,318
Depreciation and amortization	6,848	5,723
Loss on sale or disposal of assets and other	4,442	39
Total operating expenses	116,315	102,690
Operating income	13,889	19,737
Interest expense	8,791	5,847
Interest income	(3,339)	(4,270)
Equity in net loss (income) of unconsolidated affiliate	1,119	(1,450)
Impairment of investment in unconsolidated affiliate	13,274	—
Other income	(386)	(182)
(Loss) income from continuing operations before income taxes	(5,570)	19,792
Income tax (benefit) expense	(1,032)	7,437
(Loss) income from continuing operations, net of tax	(4,538)	12,355
Loss from discontinued operations, net of tax	(183)	(222)
Net (loss) income	(4,721)	12,133
Net loss attributable to noncontrolling interest	(477)	(615)
Net (loss) income attributable to EZCORP, Inc.	$(4,244)	$12,748

Basic (loss) earnings per share attributable to EZCORP, Inc. — continuing operations	$(0.07)	$0.24
Diluted (loss) earnings per share attributable to EZCORP, Inc. — continuing operations	$(0.07)	$0.23

Weighted-average basic shares outstanding	55,032	54,464
Weighted-average diluted shares outstanding	55,032	55,682
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended December 31,
	2018	2017

	(Unaudited)
	(in thousands)
Net (loss) income	$(4,721)	$12,133
Other comprehensive loss:
Foreign currency translation loss, net of income tax expense for our investment in unconsolidated affiliate of $87 and $176 for the three months ended December 31, 2018 and 2017, respectively	(6,488)	(6,575)
Comprehensive (loss) income	(11,209)	5,558
Comprehensive loss attributable to noncontrolling interest	(477)	(655)
Comprehensive (loss) income attributable to EZCORP, Inc.	$(10,732)	$6,213
See accompanying notes to unaudited interim condensed consolidated financial statements.
EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2017)
	(in thousands)
Balances as of September 30, 2017	54,398	$544	$348,532	$351,666	$(38,367)	$(2,449)	$659,926
Stock compensation	—	—	2,889	—	—	—	2,889
Release of restricted stock	66	1	—	—	—	—	1
Taxes paid related to net share settlement of equity awards	—	—	(311)	—	—	—	(311)
Foreign currency translation loss	—	—	—	—	(6,535)	(40)	(6,575)
Net income (loss)	—	—	—	12,748	—	(615)	12,133
Balances as of December 31, 2017	54,464	$545	$351,110	$364,414	$(44,902)	$(3,104)	$668,063

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2018)
	(in thousands)
Balances as of September 30, 2018	54,585	$546	$397,927	$392,180	$(42,616)	$(3,331)	$744,706
Stock compensation	—	—	2,247	—	—	—	2,247
Release of restricted stock	860	8	—	—	—	—	8
Taxes paid related to net share settlement of equity awards	—	—	(3,288)	—	—	—	(3,288)
Transfer of subsidiary shares to noncontrolling interest	—	—	3,195	—		(3,195)	—
Foreign currency translation loss, net	—	—	—	—	(6,488)	—	(6,488)
Net loss	—	—	—	(4,244)	—	(477)	(4,721)
Balances as of December 31, 2018	55,445	$554	$400,081	$387,936	$(49,104)	$(7,003)	$732,464
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2018	2017

	(Unaudited)
	(in thousands)
Operating activities:
Net (loss) income	$(4,721)	$12,133
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	6,848	5,723
Amortization of debt discount and deferred financing costs	5,585	3,682
Accretion of notes receivable discount and deferred compensation fee	(1,376)	(2,577)
Deferred income taxes	352	3,129
Impairment of investment in unconsolidated affiliate	13,274	—
Other adjustments	5,052	601
Stock compensation expense	2,238	2,919
Loss (income) from investment in unconsolidated affiliate	1,119	(1,450)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	(877)	(50)
Inventory	685	(1,087)
Prepaid expenses, other current assets and other assets	(1,564)	(500)
Accounts payable, accrued expenses and other liabilities	(461)	(5,283)
Customer layaway deposits	18	(283)
Income taxes, net of excess tax benefit from stock compensation	(3,412)	2,295
Net cash provided by operating activities	22,760	19,252
Investing activities:
Loans made	(186,588)	(169,666)
Loans repaid	106,643	103,041
Recovery of pawn loan principal through sale of forfeited collateral	70,594	67,144
Additions to property and equipment, net	(5,880)	(9,537)
Acquisitions, net of cash acquired	(332)	(62,163)
Principal collections on notes receivable	7,284	2,849
Net cash used in investing activities	(8,279)	(68,332)
Financing activities:
Taxes paid related to net share settlement of equity awards	(3,288)	(311)
Proceeds from borrowings, net of issuance costs	743	—
Payments on borrowings	(67)	—
Net cash used in financing activities	(2,612)	(311)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(865)	(1,165)
Net increase (decrease) in cash, cash equivalents and restricted cash	11,004	(50,556)
Cash, cash equivalents and restricted cash at beginning of period	286,282	164,393
Cash, cash equivalents and restricted cash at end of period	$297,286	$113,837

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$80,301	$72,649
Deferred and contingent consideration	—	1,920

See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
December 31, 2018
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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended September 30, 2018. The balance sheet as of September 30, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
Our business is subject to seasonal variations, and operating results for the three months ended December 31, 2018 and 2017 (the "current quarter" or "current three months" and "prior-year quarter," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2018, other than those described below.
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
Reclassifications to Prior Period Financial Statements
We have reclassified certain capitalized labor expenditures in the previous period on our condensed consolidated statements of cash flows from "Prepaid expenses, other current assets and other assets" in operating cash flows to "Additions to property and equipment, net" in investing cash flows.
Recently Adopted Accounting Policies

•
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification ("ASC") 350-40 to determine which implementation costs to defer and recognize as an asset. This ASU generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. Our hosting arrangements that are service contracts include various third-party software applications. We adopted this ASU during the first quarter of our fiscal 2019 on a prospective basis for all service contracts entered into after adoption, with no material impact during the current quarter.

•
In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this ASU during the first quarter of our fiscal 2019 with no impact on our financial position or results of operations. However, we have recast our statements of cash flows on a retrospective basis to include restricted cash when reconciling the beginning-of-period and end-of-period total amounts. Restricted cash of $0.3 million was recorded under "Prepaid expenses and other current assets" in our condensed consolidated balance sheets as of December 31, 2018 and 2017.

•
In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on eight specific cash flow issues. We adopted this ASU during the first quarter of our fiscal 2019 on a prospective basis with no impact on our financial position, results of operations or cash flows.

•
In May 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10). The amendments in this ASU make targeted improvements to U.S. GAAP primarily as it pertains to equity investments (not including equity method of accounting), fair value disclosures, balance sheet presentation, and other items pertaining to financial instruments. We adopted this ASU during the first quarter of our fiscal 2019 on a prospective basis, as applicable, with no impact on our financial position, results of operations or cash flows.

•
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) to defer the effective date to December 15, 2017 for annual reporting periods beginning after that date, with early adoption permitted, but not before the original effective date of December 15, 2016. The core principle of this ASU, and the subsequently issued ASUs modifying or clarifying this ASU, is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle, the guidance provides that an entity should apply the following steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract; and (5) recognize revenue when, or as, the entity satisfies a performance obligation. The new standard allows for two methods of adoption: (a) full retrospective adoption, meaning the standard is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying the new standard is recognized as an adjustment to the opening retained earnings balance.

We adopted this ASU and related guidance as of October 1, 2018 using the modified retrospective method. We evaluated the impact of ASC 606 on our consolidated financial position, results of operations, cash flows and disclosure requirements noting no material impact to our consolidated financial statements or disclosures. See Note 9 for disaggregated information about our sources of revenue. Additionally, we have concluded that ASC 606 does not impact our revenue recognition for pawn service charges or consumer loan fees as we believe neither of those revenue streams are within the scope of ASC 606.
Pawn Service Charges Revenue
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
Merchandise and Related Sales Revenue
This revenue stream involves the sale of merchandise to retail customers in our pawn stores. The performance obligation is the delivery of the merchandise to the customer, and revenue, and the related cost of merchandise sold, is recognized at the time of sale. Customers have a very limited period of time to return merchandise for a refund or exchange, and actual returns for refunds are insignificant. Sales tax collected on the sale of merchandise is excluded from the amount recognized as sales and instead recorded as a liability in “Accounts payable, accrued expenses and other current liabilities” in our condensed consolidated balance sheets until remitted to the appropriate governmental authorities.
Jewelry Scrapping Sales Revenue
This revenue stream involves the sales of scrap (precious metals and stones) to refiners. The performance obligation is the legal transfer of scrap to the refiner. Revenue, and the related cost of scrap sold, is recognized when scrap inventory is provided to the refiner, which is when the customer obtains control of the promised good. The receivables outstanding at the end of a given reporting period are not material. Payment of the receivable from the customer is generally received within a short period of time after the legal transfer of the scrap materials to the refiner.
Other Revenue
Layaway fees, product protection plan revenues, and jewelry VIP package revenues are not significant.
Recently Issued Accounting Pronouncements

•
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A reporting entity should generally apply the amendment on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting periods in which the amendment is effective. We have not identified any impacts to our financial statements that we believe will be material as a result of the adoption of the ASU, although we continue to evaluate the impact of adoption. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption of this ASU which is effective for our fiscal 2021.

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

Please refer to Note 1 of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended September 30, 2018 for discussion of our significant accounting policies and other accounting pronouncements issued but not yet adopted.
NOTE 2: ACQUISITIONS
Fiscal 2019 Acquisitions
In December 2018, we acquired assets related to five pawn stores in Mexico, for an aggregate purchase price of $0.3 million in cash, of which $0.1 million was recorded as goodwill. We have concluded that this acquisition was immaterial to our overall consolidated financial results and, therefore, have omitted certain information that would otherwise be required.
Fiscal 2018 Acquisition of Camira Administration Corp. and Subsidiaries (“GPMX”)
On October 6, 2017, we completed the acquisition of 100% of the outstanding stock of Camira Administration Corp. and subsidiaries (“GPMX”), a business that, at the time, owned and operated 112 stores located in Guatemala, El Salvador, Honduras and Peru for a total purchase price of $61.7 million. The GPMX acquisition significantly expanded our store base into Latin American countries outside of Mexico and provides us with a platform for further growth in the region. The accompanying condensed consolidated results of operations for the three months ended December 31, 2018 include the results of operations for GPMX, while the comparable prior-year quarter includes the results of GPMX for the period October 6, 2017 to December 31, 2017, affecting comparability of fiscal 2019 and 2018 amounts. We have performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the total consideration based on the fair values of those identifiable assets and liabilities.
All Other Fiscal 2018 Acquisitions
On June 25, 2018, June 11, 2018 and December 4, 2017, we acquired pawn stores operating in Mexico under the names “Montepio San Patricio,” "Presta Dinero" and "Bazareño," respectively. These acquisitions significantly strengthened our competitive position in existing regions, gave us a presence in new regions and allowed us to achieve synergies in management and administration. The accompanying condensed consolidated results of operations for the three months ended December 31, 2018 include the results of operations for these acquisitions, while the comparable prior-year quarter only includes the results of Bazareño for the period December 4, 2017 to December 31, 2017, affecting comparability of fiscal 2019 and 2018 amounts.
We have performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the total consideration based on the fair values of those identifiable assets and liabilities for these acquisitions. During the current quarter, we finalized accounting for the Montepio San Patricio and Presta Dinero acquisitions, which were completed in fiscal 2018, and increased associated deferred tax assets by $1.8 million with an offsetting reduction in goodwill.
NOTE 3: EARNINGS PER SHARE
Components of basic and diluted earnings per share and excluded antidilutive potential common shares are as follows:

	Three Months Ended December 31,
	2018	2017

	(in thousands, except per share amounts)
Net (loss) income from continuing operations attributable to EZCORP (A)	$(4,061)	$12,970
Loss from discontinued operations, net of tax (B)	(183)	(222)
Net (loss) income attributable to EZCORP (C)	$(4,244)	$12,748

Weighted-average outstanding shares of common stock (D)	55,032	54,464
Dilutive effect of restricted stock*	—	1,218
Weighted-average common stock and common stock equivalents (E)	55,032	55,682

Basic (loss) earnings per share attributable to EZCORP:
Continuing operations (A / D)	$(0.07)	$0.24
Discontinued operations (B / D)	—	—
Basic (loss) earnings per share (C / D)	$(0.07)	$0.24

Diluted (loss) earnings per share attributable to EZCORP:
Continuing operations (A / E)	$(0.07)	$0.23
Discontinued operations (B / E)	—	—
Diluted (loss) earnings per share (C / E)	$(0.07)	$0.23

Potential common shares excluded from the calculation of diluted (loss) earnings per share above*:
Restricted stock**	2,626	2,991

*	See Note 6 for discussion of the terms and conditions of the potential impact of the 2019 Convertible Note Warrants, 2024 Convertible Notes and 2025 Convertible Notes.

**
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

NOTE 4: STRATEGIC INVESTMENTS
As of December 31, 2018, we owned 214,183,714 shares, or approximately 34.75%, of Cash Converters International Limited ("Cash Converters International"). The following tables present summary financial information for Cash Converters International’s most recently reported results after translation to U.S. dollars:

	June 30,
	2018	2017

	(in thousands)
Current assets	$229,105	$155,749
Non-current assets	148,195	150,843
Total assets	$377,300	$306,592

Current liabilities	$122,924	$57,387
Non-current liabilities	15,449	48,698
Shareholders’ equity	238,927	200,507
Total liabilities and shareholders’ equity	$377,300	$306,592

	Fiscal Year Ended June 30,
	2018	2017

	(in thousands)
Gross revenues	$201,800	$204,509
Gross profit	128,366	130,943
Net profit	17,443	15,546

During the first quarter of fiscal 2019, the fair value of our investment in Cash Converters International, as estimated by reference to its quoted market price per share, declined from its value at September 30, 2018 and ended the quarter below its carrying value. As of December 31, 2018, we determined that our investment was impaired and that such impairment was other-than-temporary. In reaching this conclusion, we considered all available evidence, including evidence in existence as of September 30, 2018 as discussed in Note 4 of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended September 30, 2018. Additionally, we noted the following developments subsequent to September 30, 2018: (i) continued decline in Cash Converters International's share price; and (ii) ongoing uncertainty around remaining Queensland class action lawsuit. As a result, we recognized an other-than-temporary impairment in Cash Converters International of $13.3 million ($10.3 million, net of taxes).
The above impairment increased the difference between the amount at which our investment was carried and the amount of underlying equity in net assets of Cash Converters International and was recorded under “Impairment of investment in unconsolidated affiliate” in our condensed consolidated statements of operations in the “Other International” segment. We will continue to monitor the fair value of our investment in Cash Converters International for other-than-temporary impairments in future reporting periods and may record additional impairment charges should the fair value of our investment in Cash Converters International further decline below its carrying value for an extended period of time. See Note 5 for the fair value and carrying value of our investment in Cash Converters International.

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
Recurring Fair Value Measurements
The tables below present our financial assets (liabilities) that were carried and measured at fair value on a recurring basis:

Financial Assets (Liabilities)	Balance Sheet Location	December 31, 2018	December 31, 2017	September 30, 2018

		(in thousands)
2019 Convertible Notes Hedges — Level 2	Prepaid expenses and other current assets	$21	$—	$2,552
2019 Convertible Notes Hedges — Level 2	Other assets	—	12,863	—
2019 Convertible Notes Embedded Derivative — Level 2	Current maturities of long-term-debt, net	(21)	—	(2,552)
2019 Convertible Notes Embedded Derivative — Level 2	Long-term debt, net	—	(12,863)	—

We measured the fair value of the cash-settled call options pertaining to the 2.125% Cash Convertible Senior Notes Due 2019 (the “2019 Convertible Notes Hedges”) and the 2019 Convertible Notes derivative instrument (the “2019 Convertible Notes Embedded Derivative”) using the Black-Scholes-Merton model based on observable Level 1 and Level 2 inputs such as conversion price of underlying shares, current share price, implied volatility, risk free interest rate and other factors. The volatility input used as of December 31, 2018 was 36% based on historically observed market inputs.
There were no transfers in or out of Level 1, Level 2 or Level 3 for financial assets or liabilities measured at fair value on a recurring basis during the periods presented.
Financial Assets and Liabilities Not Measured at Fair Value
The tables below present our financial assets and liabilities that were not measured at fair value on a recurring basis:

	Carrying Value	Estimated Fair Value
	December 31, 2018	December 31, 2018	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$31,310	$33,710	$—	$—	$33,710
Investment in unconsolidated affiliate	35,511	35,511	35,511	—	—

Financial liabilities:
2019 Convertible Notes	$190,076	$190,613	$—	$190,613	$—
2024 Convertible Notes	107,182	145,202	—	145,202	—
2025 Convertible Notes	121,316	134,447	—	134,447	—
8.5% unsecured notes due 2024	1,237	1,237	—	—	1,237
CASHMAX secured borrowing facility	334	1,160	—	—	1,160

	Carrying Value	Estimated Fair Value
	December 31, 2017	December 31, 2017	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$60,025	$68,720	$—	$—	$68,720
Investment in unconsolidated affiliate	45,605	42,777	42,777	—	—

Financial liabilities:
2019 Convertible Notes	$179,835	$201,084	$—	$201,084	$—
2024 Convertible Notes	102,063	201,250	—	201,250	—

	Carrying Value	Estimated Fair Value
	September 30, 2018	September 30, 2018	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable, net	$37,425	$41,153	$—	$—	$41,153
Investment in unconsolidated affiliate	49,500	49,500	49,500	—	—

Financial liabilities:
2019 Convertible Notes	$187,433	$189,150	$—	$189,150	$—
2024 Convertible Notes	105,858	180,399	—	180,399	—
2025 Convertible Notes	119,736	161,253	—	161,253	—
8.5% unsecured notes due 2024	1,304	1,304	—	—	1,304

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
Subsequent to the sale of Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") to Alpha Holding, S.A. de C.V. (“AlphaCredit”) in September 2016, we determined that we retained a variable interest in Grupo Finmart including notes receivable. We determined that we are not the primary beneficiary of Grupo Finmart subsequent to its disposition as we lack a controlling financial interest in Grupo Finmart. We measured the fair value of the notes receivable as of December 31, 2018 under a discounted cash flow approach considering the estimated credit ratings for Grupo Finmart and AlphaCredit and as determined with external consultation, with discount rates ranging primarily from 7% to 8%. Certain of the significant inputs used for the valuation were not observable in the market. Included in the fair value of the notes receivable is the estimated fair value of the deferred compensation fee negotiated in September 2017, of which the ultimate amount to be received is dependent upon the timing of payment of the notes receivable. Significant increases or decreases in the underlying assumptions used to value the notes receivable could significantly increase or decrease these fair value estimates.
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

NOTE 6: DEBT
The following tables present our long-term debt instruments outstanding as well as future principal payments due:

	December 31, 2018			December 31, 2017			September 30, 2018
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
2019 Convertible Notes	$195,000	$(4,924)	$190,076	$195,000	$(15,165)	$179,835	$195,000	$(7,567)	$187,433
2019 Convertible Notes Embedded Derivative	21	—	21	12,863	—	12,863	2,552	—	2,552
2024 Convertible Notes	143,750	(36,568)	107,182	143,750	(41,687)	102,063	143,750	(37,892)	105,858
2025 Convertible Notes	172,500	(51,184)	121,316	—	—	—	172,500	(52,764)	119,736
8.5% unsecured notes due 2024*	1,237	—	1,237	—	—	—	1,304	—	1,304
CASHMAX secured borrowing facility**	1,160	(826)	334	—	—	—	—	—	—
Total	$513,668	$(93,502)	$420,166	$351,613	$(56,852)	$294,761	$515,106	$(98,223)	$416,883
Less current portion	195,162	(4,924)	190,238	—	—	—	197,748	(7,567)	190,181
Total long-term debt	$318,506	$(88,578)	$229,928	$351,613	$(56,852)	$294,761	$317,358	$(90,656)	$226,702

*	Amount translated from Guatemalan quetzals as of December 31, 2018. Certain disclosures omitted due to materiality considerations.

**	See description below.

	Principal Payment Schedule
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
2019 Convertible Notes*	$195,000	$195,000	$—	$—	$—
2024 Convertible Notes*	143,750	—	—	—	143,750
2025 Convertible Notes*	172,500	—	—	—	172,500
8.5% unsecured notes due 2024	1,237	141	424	424	248
CASHMAX secured borrowing facility	1,160	—	1,160	—	—
	$513,647	$195,141	$1,584	$424	$316,498

*	Excludes the potential impact of embedded derivatives.

	Three Months Ended December 31,
	2018	2017

	(in millions)
2019 Convertible Notes:
Contractual interest expense	$1.1	$1.1
Amortization of debt discount and deferred financing costs	2.6	2.5
Total interest expense	$3.7	$3.6

2024 Convertible Notes:
Contractual interest expense	$1.0	$1.0
Amortization of debt discount and deferred financing costs	1.4	1.3
Total interest expense	$2.4	$2.3

2025 Convertible Notes:
Contractual interest expense	$1.0	$—
Amortization of debt discount and deferred financing costs	1.6	—
Total interest expense	$2.6	$—

2.375% Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”). The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the "2018 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the "2025 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. The carrying amount of the 2025 Convertible Notes as a separate equity-classified instrument (the “2025 Convertible Notes Embedded Derivative”) included under “Additional paid-in capital” in our condensed consolidated balance sheets of December 31, 2018 was $39.0 million. The effective interest rate for the three months ended December 31, 2018 was approximately 9%. As of December 31, 2018, the remaining unamortized debt discount and issuance costs will be amortized through the 2025 Maturity Date assuming no early conversion.
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
If, among other triggers described in the 2018 Indenture, the market price of our Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2025 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2025 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of December 31, 2018. As of December 31, 2018, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.

2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). All of the 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the "2017 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the "2024 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. The carrying amount of the 2024 Convertible Notes as a separate equity-classified instrument (the “2024 Convertible Notes Embedded Derivative”) included under “Additional paid-in capital” in our condensed consolidated balance sheets of December 31, 2018 was $25.3 million. The effective interest rate for the three months ended December 31, 2018 was approximately 9%. As of December 31, 2018, the remaining unamortized debt discount and issuance costs will be amortized through the 2024 Maturity Date assuming no early conversion.
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
If, among other triggers described in the 2017 Indenture, the market price of our Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of a quarter for the 2024 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2024 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of December 31, 2018, and therefore, the 2024 Convertible notes are not classified as current as of December 31, 2018. As of December 31, 2018, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
2.125% Cash Convertible Senior Notes Due 2019
In June 2014, we issued $200 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the "2019 Convertible Notes"), with an additional $30 million principal amount of 2019 Convertible Notes issued in July 2014. In July 2017, we used $34.4 million of net proceeds from the 2024 Convertible Notes offering to repurchase and retire $35.0 million aggregate principal amount of 2019 Convertible Notes. All of the 2019 Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "2014 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2019 Convertible Notes were issued in a private offering and resold under Rule 144A under the Securities Act of 1933. The 2019 Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year and mature on June 15, 2019 (the "2019 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. The effective interest rate for the three months ended December 31, 2018 was approximately 8%. As of December 31, 2018, the remaining unamortized debt discount and issuance costs will be amortized through the 2019 Maturity Date assuming no early conversion.
The 2019 Convertible Notes are convertible into cash, subject to satisfaction of certain conditions and during the periods described in the 2014 Indenture, based on an initial conversion rate of 62.2471 shares of Class A Common Stock per $1,000 principal amount of 2019 Convertible Notes (equivalent to an initial conversion price of approximately $16.065 per share of our Class A Common Stock). As of December 31, 2018, the if-converted value of the 2019 Convertible Notes did not exceed the principal amount.
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
CASHMAX Secured Borrowing Facility
In November 2018 we entered into a receivables securitization facility with a third-party lender (the "lender") to provide funding for installment loan originations in our Canadian CASHMAX business. Under the facility, an unconsolidated variable interest entity (the "trust") has the right, subject to various conditions, to borrow up to CAD $25 million from the lender (the "third-party loan") and use the proceeds to purchase interests in installment loan receivables generated by CASHMAX. The trust uses collections on the transferred receivables to pay various amounts in accordance with an agreed priority arrangement, including expenses, its obligations under the third-party loan and, to the extent available, amounts owned to CASHMAX with respect to the purchase price of the transferred receivables and CASHMAX's retained interest in the receivables. CASHMAX has no obligation with respect to the third-party loan or the transferred receivables except to (a) service the underlying installment loans on behalf of the trust and (b) pay amounts owning under or repurchase the underlying installment loans in the event of a breach by CASHMAX or in certain other limited circumstances. The facility is generally nonrecourse to EZCORP. The amount outstanding under the facility as of December 31, 2018 was $1.2 million.
NOTE 7: STOCK COMPENSATION
On May 1, 2010 our Board of Directors approved the adoption of the EZCORP, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). As of September 30, 2018, the 2010 Plan permitted grants of options, restricted stock awards and stock appreciation rights covering up to 5,085,649 shares of our Class A Common Stock. In November 2018, the Board of Directors and the voting stockholder approved the addition of 400,000 shares to the 2010 Plan.
In November 2018, we granted 1,008,998 restricted stock unit awards to employees and 59,812 restricted stock awards to non-employee directors with a grant date fair value of primarily $9.18 per share. The number of long-term incentive award shares and units granted are generally determined based on our share price as of October 1 each year, which was $10.51 for these fiscal 2019 awards. The awards granted to employees vest on September 30, 2021, subject to the achievement of certain adjusted net income and adjusted diluted earnings per share performance targets. As of December 31, 2018, we considered the achievement of these performance targets probable. The awards granted to non-employee directors vest on September 30, 2019 and are subject only to service conditions.
NOTE 8: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. We are unable to determine the ultimate outcome of any current litigation or regulatory actions. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations or liquidity. We have not recorded a liability for any of these matters as of December 31, 2018 because we do not believe at this time that any loss is probable or that the amount of any probable loss can be reasonably estimated. The following is a description of significant proceedings.
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
On July 26, 2018, the Court granted the plaintiff's motion for leave to amend, thus accepting the Third Amended Consolidated Class Action Complaint, and we filed our answer on August 3, 2018. On August 31, 2018, the plaintiff filed an Amended Motion for Class Certification and Appointment of Class Representative and Class Counsel, and we filed our opposition on September 28, 2018. The Court held a hearing on that motion on November 15, 2018, and the motion is pending decision of the Court.
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

	Three Months Ended December 31, 2018
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$95,103	$25,921	$—	$121,024	$—	$121,024
Jewelry scrapping sales	6,552	2,729	—	9,281	—	9,281
Pawn service charges	64,303	19,371	—	83,674	—	83,674
Other revenues	48	42	1,781	1,871	—	1,871
Total revenues	166,006	48,063	1,781	215,850	—	215,850
Merchandise cost of goods sold	59,148	17,964	—	77,112	—	77,112
Jewelry scrapping cost of goods sold	5,510	2,540	—	8,050	—	8,050
Other cost of revenues	—	—	484	484	—	484
Net revenues	101,348	27,559	1,297	130,204	—	130,204
Segment and corporate expenses (income):
Operations	68,068	18,848	2,630	89,546	—	89,546
Administrative	—	—	—	—	15,479	15,479
Depreciation and amortization	3,035	1,422	41	4,498	2,350	6,848
Loss on sale or disposal of assets and other	2,853	1,589	—	4,442	—	4,442
Interest expense	—	29	72	101	8,690	8,791
Interest income	—	(419)	—	(419)	(2,920)	(3,339)
Equity in net loss of unconsolidated affiliate	—	—	1,119	1,119	—	1,119
Impairment of investment in unconsolidated affiliate	—	—	13,274	13,274	—	13,274
Other (income) expense	—	(126)	22	(104)	(282)	(386)
Segment contribution (loss)	$27,392	$6,216	$(15,861)	$17,747
(Loss) income from continuing operations before income taxes				$17,747	$(23,317)	$(5,570)

	Three Months Ended December 31, 2017
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$91,494	$22,094	$—	$113,588	$—	$113,588
Jewelry scrapping sales	8,525	3,688	—	12,213	—	12,213
Pawn service charges	59,705	16,655	—	76,360	—	76,360
Other revenues	74	169	2,104	2,347	—	2,347
Total revenues	159,798	42,606	2,104	204,508	—	204,508
Merchandise cost of goods sold	56,088	15,079	—	71,167	—	71,167
Jewelry scrapping cost of goods sold	6,842	3,495	—	10,337	—	10,337
Other cost of revenues	—	—	577	577	—	577
Net revenues	96,868	24,032	1,527	122,427	—	122,427
Segment and corporate expenses (income):
Operations	66,300	14,687	2,623	83,610	—	83,610
Administrative	—	—	—	—	13,318	13,318
Depreciation and amortization	2,799	845	47	3,691	2,032	5,723
Loss on sale or disposal of assets	16	10	—	26	13	39
Interest expense	—	1	—	1	5,846	5,847
Interest income	—	(637)	—	(637)	(3,633)	(4,270)
Equity in net income of unconsolidated affiliate	—	—	(1,450)	(1,450)	—	(1,450)
Other (income) expense	(4)	115	(83)	28	(210)	(182)
Segment contribution	$27,757	$9,011	$390	$37,158
Income from continuing operations before income taxes				$37,158	$(17,366)	$19,792

NOTE 10: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION AND OTHER
Supplemental Consolidated Financial Information
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

	December 31, 2018	December 31, 2017	September 30, 2018

	(in thousands)
Gross pawn service charges receivable	$48,892	$43,316	$49,629
Allowance for uncollectible pawn service charges receivable	(9,933)	(9,262)	(11,311)
Pawn service charges receivable, net	$38,959	$34,054	$38,318

Gross inventory	$185,706	$171,029	$176,198
Inventory reserves	(10,284)	(7,719)	(9,201)
Inventory, net	$175,422	$163,310	$166,997

Prepaid expenses and other	$11,460	$11,305	$9,402
Accounts receivable and other	19,487	14,958	20,933
Restricted cash	255	253	267
2019 Convertible Notes Hedges	21	—	2,552
Prepaid expenses and other current assets	$31,223	$26,516	$33,154

Property and equipment, gross	$253,336	$231,549	$253,022
Accumulated depreciation	(183,566)	(169,451)	(179,373)
Property and equipment, net	$69,770	$62,098	$73,649

Accounts payable	$15,141	$14,229	$10,500
Accrued expenses and other	42,487	45,978	47,300
Accounts payable, accrued expenses and other current liabilities	$57,628	$60,207	$57,800

Jewelry Scrap Receivable
In November 2018, our principal refiner that processes our scrap jewelry announced Chapter 11 bankruptcy restructuring proceedings in the U.S. As of December 31, 2018, we had potential exposure from this refiner of $4.4 million on our balance sheet. In the first quarter of our fiscal 2019, we recorded a full reserve of $4.4 million against this amount which is included under "Loss on sale or disposal of assets and other" and "Other adjustments" in our condensed consolidated statements of operations and cash flows, respectively. We continue to monitor the bankruptcy process and may record recoveries of such reserved amounts in a future period as we gather more information.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2018, as supplemented by the information set forth in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and "Part II, Item 1 — Legal Proceedings" of this Quarterly Report.
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
At our pawn stores, we offer pawn loans, which are nonrecourse loans collateralized by tangible personal property, and sell merchandise to customers looking for good value. The merchandise we sell consists of second-hand collateral forfeited from our pawn lending activities or purchased from customers.
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
The following charts present sources of net revenues by geographic disbursement:

The following charts present store counts by geographic disbursement:
Pawn Activities
At our pawn stores, we offer pawn loans, which are typically small, nonrecourse loans collateralized by tangible personal property. We earn pawn service charges on our pawn loans, which varies by state and loan size. Collateral for our pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods and musical instruments. Security for our pawn loans is provided via the estimated resale value of the collateral and the perceived probability of the loan’s redemption.
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
Growth and Expansion
We plan to expand the number of locations we operate through opening new (“de novo”) locations and through acquisitions. There are growth opportunities with de novo stores in Latin America and pawn store acquisitions in both Latin America and to a lesser extent in the U.S. Our ability to add new stores is dependent on several variables, such as the availability of acceptable sites or acquisition candidates, the alignment of acquirer/seller price expectations, the regulatory environment, local zoning ordinances, access to capital, availability of qualified personnel, and projected financial results meeting our investment hurdles.
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

Store Data by Segment

	Three Months Ended December 31, 2018
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2018	508	453	27	988
New locations opened	—	4	—	4
Locations acquired	—	5	—	5
As of December 31, 2018	508	462	27	997

	Three Months Ended December 31, 2017
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2017	513	246	27	786
New locations opened	—	4	—	4
Locations acquired	—	133	—	133
As of December 31, 2017	513	383	27	923

Results of Operations
Three Months Ended December 31, 2018 vs. Three Months Ended December 31, 2017
These tables, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes. All comparisons, unless otherwise noted, are to the prior-year quarter.
U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Three Months Ended December 31,		Change
	2018	2017

	(in thousands)
Net revenues:
Pawn service charges	$64,303	$59,705	8%

Merchandise sales	95,103	91,494	4%
Merchandise sales gross profit	35,955	35,406	2%
Gross margin on merchandise sales	38%	39%	(100)bps

Jewelry scrapping sales	6,552	8,525	(23)%
Jewelry scrapping sales gross profit	1,042	1,683	(38)%
Gross margin on jewelry scrapping sales	16%	20%	(400)bps

Other revenues	48	74	(35)%
Net revenues	101,348	96,868	5%

Segment operating expenses:
Operations	68,068	66,300	3%
Depreciation and amortization	3,035	2,799	8%
Segment operating contribution	30,245	27,769	9%

Other segment expenses	2,853	12	23,675%
Segment contribution	$27,392	$27,757	(1)%

Other data:
Net earning assets — continuing operations (a)	$299,160	$284,933	5%
Inventory turnover	1.8	1.8	—%
Average monthly ending pawn loan balance per store (b)	$304	$282	8%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate	83%	84%	(100)bps

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

Net revenue was up 5%, or $4.5 million, primarily due to an 8%, or $4.6 million, increase in pawn service charges and a 2%, or $0.5 million, increase in merchandise sales gross profit, offset by a 38%, or $0.6 million, decrease in jewelry scrapping sales gross profit. The change in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$4.8	$0.8	$5.6
New stores and other	(0.2)	(0.3)	(0.5)
Total	$4.6	$0.5	$5.1
Change in jewelry scrapping sales gross profit and other revenues			(0.6)
Total change in net revenue			$4.5
Pawn service charges increased 8% primarily due to an 8% increase in average ending monthly pawn loan balances outstanding during the current quarter. The higher average loan balance was driven by disciplined lending practices, a focus on meeting customers' need for cash and stronger performance from stores affected by hurricanes in the prior-year quarter.
Merchandise sales increased 4% with gross margin on merchandise sales of 38%, a 100 basis point decline over the prior-year quarter. As a result, merchandise sales gross profit increased 2% to $36.0 million. The increase in merchandise sales gross profit is inclusive of the impacts of the hurricanes in the prior-year quarter. We expect sales gross margin for the full fiscal year to be within our target range of 35-38%.
Jewelry scrapping sales gross profit remained relatively flat at 1% of current quarter net revenues, in-line with our strategy to sell rather than scrap merchandise, with a 400 basis point decline in gross margin to 16%.
A 5% increase in net revenue turned into a 1% decrease in segment contribution primarily as a result of a $2.9 million reserve against a receivable balance deemed uncollectible from a refiner, in addition to a 3% increase in operations expense due to ordinary inflation of costs.
Non-GAAP Financial Information
In addition to the financial information prepared in conformity with accounting principles generally accepted in the United States ("GAAP"), we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos and other Latin American currencies. We believe that presentation of constant currency results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.

Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in Mexican pesos, Guatemalan quetzals, Honduran lempiras and Peruvian sols to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. The end-of-period and approximate average exchange rates for each currency as compared to U.S. dollars as of and for the three months ended December 31, 2018 and 2017 were as follows:

	December 31,		Three Months Ended December 31,
	2018	2017	2018	2017

Mexican peso	19.6	19.7	19.8	19.0
Guatemalan quetzal	7.7	7.3	7.6	7.2
Honduran lempira	24.2	23.5	24.0	23.3
Peruvian sol	3.4	3.2	3.3	3.2
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

Latin America Pawn
The following table presents selected summary financial data from continuing operations for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Financial Information.”

	Three Months Ended December 31,
	2018 (GAAP)	2017 (GAAP)	Change (GAAP)	2018 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$19,371	$16,655	16%	$20,259	22%

Merchandise sales	25,921	22,094	17%	27,117	23%
Merchandise sales gross profit	7,957	7,015	13%	8,323	19%
Gross margin on merchandise sales	31%	32%	(100)bps	31%	(100)bps

Jewelry scrapping sales	2,729	3,688	(26)%	2,852	(23)%
Jewelry scrapping sales gross profit	189	193	(2)%	196	2%
Gross margin on jewelry scrapping sales	7%	5%	200bps	7%	200bps

Other revenues	42	169	(75)%	44	(74)%
Net revenues	27,559	24,032	15%	28,822	20%

Segment operating expenses:
Operations	18,848	14,687	28%	19,712	34%
Depreciation and amortization	1,422	845	68%	1,487	76%
Segment operating contribution	7,289	8,500	(14)%	7,623	(10)%

Other segment loss (income) (a)	1,073	(511)	*	1,201	*
Segment contribution	$6,216	$9,011	(31)%	$6,422	(29)%

Other data:
Net earning assets — continuing operations (b)	$70,246	$55,352	27%	$70,971	28%
Inventory turnover	2.6	3.0	(13)%	2.6	(13)%
Average monthly ending pawn loan balance per store (c)	$90	$90	—%	$94	4%
Monthly average yield on pawn loans outstanding	15%	17%	(200)bps	15%	(200)bps
Pawn loan redemption rate	78%	79%	(100)bps	78%	(100)bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)
Fiscal 2019 constant currency amount excludes $0.1 million of net GAAP basis foreign currency transaction gains resulting from movement in exchange rates. The net foreign currency transaction gains for fiscal 2018 were nominal and are included in the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
In the current quarter, we acquired five pawn stores in Mexico and opened four de novo stores. We see opportunity for further expansion in Latin America through de novo openings and acquisitions, and plan to open at least ten additional stores in Latin America during the remainder of fiscal 2019.

Net revenue increased $3.5 million, or 15% (up $4.8 million, or 20%, on a constant currency basis). The increase in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$0.5	$—	$0.5
New stores and other	2.2	0.9	3.1
Total	$2.7	$0.9	$3.6
Change in jewelry scrapping sales gross profit and other revenues			(0.1)
Total change in net revenue			$3.5

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$1.2	$0.3	$1.5
New stores and other	2.4	1.0	3.4
Total	$3.6	$1.3	$4.9
Change in jewelry scrapping sales gross profit and other revenues			(0.1)
Total change in net revenue			$4.8
Pawn service charges increased 16% (22% on a constant currency basis) primarily from newly acquired stores as well as continued same store growth. As a result and in addition to foreign currency impacts, the average ending monthly pawn loan balance outstanding during the current year was flat (up 4% on a constant currency basis).
Merchandise sales increased 17% (23% on a constant currency basis) primarily from newly acquired stores as well as continued same store growth. Gross margin on merchandise sales was 31%, or 100 basis points below the prior-year quarter. As a result and in addition to foreign currency impacts, merchandise sales gross profit was up 13% to $8.0 million (19% to $8.3 million on a constant currency basis).
Jewelry scrapping sales decreased 26% (23% on a constant currency basis) with a 200 basis point increase in margin, in-line with our strategy to sell rather than scrap merchandise.
Net revenue increased 15% (20% on a constant currency basis). However, operations expense increased 28% (34% on a constant currency basis) as a result of increased staffing counts and wage costs of $1.6 million ($2.0 million on a constant currency basis), non-recurring charges of $0.5 million ($0.6 million on a constant currency basis) and ordinary inflation of other costs. Additionally, we recorded a $1.5 million reserve against a receivable and inventory balance deemed uncollectible from a refiner. These factors resulted in a decrease in segment contribution of 31% (29% on a constant currency basis).

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Three Months Ended December 31,		Percentage Change
	2018	2017

	(in thousands)
Net revenues:
Consumer loan fees, interest and other	$1,781	$2,104	(15)%
Consumer loan bad debt	(484)	(577)	(16)%
Net revenues	1,297	1,527	(15)%

Segment operating expenses (income):
Operating expenses	2,743	2,670	3%
Equity in net loss (income) of unconsolidated affiliate	1,119	(1,450)	*
Segment operating (loss) contribution	(2,565)	307	*

Impairment of investment in unconsolidated affiliate	13,274	—	*
Other segment expense (income)	22	(83)	*
Segment (loss) contribution	$(15,861)	$390	*

*	Represents a percentage computation that is not mathematically meaningful.
Segment loss was $15.9 million, a decrease of $16.3 million from the prior-year quarter, primarily due to:

•	Impairment of our investment in Cash Converters International in the amount of $13.3 million; and

•
A charge of $2.9 million included in our ordinary estimated share of earnings of $1.8 million from Cash Converters International for estimated charges relating to settlement of Queensland class action litigation in October 2018.

Due to regulatory changes that became effective January 1, 2018, we added installment loan products in our Canada CASHMAX business to meet the needs of our customers. In addition to payday loans, all CASHMAX stores are now offering installment loans with terms ranging from six to 18 months and average yields of 47% per annum. We entered into a secured borrowing arrangement in November 2018 to provide up to CAD $25.0 million to fund originations of installment loans through November 2019 and have obtained $1.2 million in proceeds from the facility through December 31, 2018. See Note 6 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."

Other Items
The following table reconciles our consolidated segment contribution discussed above to net (loss) income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,		Percentage Change
	2018	2017

	(in thousands)
Segment contribution	$17,747	$37,158	(52)%
Corporate expenses (income):
Administrative	15,479	13,318	16%
Depreciation and amortization	2,350	2,032	16%
Loss on sale or disposal of assets	—	13	(100)%
Interest expense	8,690	5,846	49%
Interest income	(2,920)	(3,633)	(20)%
Other income	(282)	(210)	34%
(Loss) income from continuing operations before income taxes	(5,570)	19,792	*
Income tax (benefit) expense	(1,032)	7,437	*
(Loss) income from continuing operations, net of tax	(4,538)	12,355	*
Loss from discontinued operations, net of tax	(183)	(222)	(18)%
Net (loss) income	(4,721)	12,133	*
Net loss attributable to noncontrolling interest	(477)	(615)	(22)%
Net (loss) income attributable to EZCORP, Inc.	$(4,244)	$12,748	*

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution decreased primarily due to impairment of our investment in Cash Converters International of $13.3 million, a $2.6 million decrease in earnings from Cash Converters International, a $2.8 million decrease in Latin America Pawn contribution and a $0.4 million decrease in U.S. Pawn contribution.
Administrative expenses increased $2.2 million, or 16%, in the current quarter primarily due to costs of $2.1 million associated with the strategic investment in a new digital platform.
Interest expense increased $2.8 million, or 49%, primarily due to an increase in debt outstanding during the current quarter compared to the first quarter of fiscal 2018. Effective interest rates on our outstanding convertible debt were approximately 8% to 9%.
Interest income decreased $0.7 million, or 20%, primarily due to a decrease in notes receivable outstanding during the current quarter.
Income tax expense decreased $8.5 million due primarily to:

•	A $25.4 million decrease in income from continuing operations before income taxes;

•	A lower maximum U.S. corporate rate of 21% compared to 24.5% in the prior-year quarter; and

•	A prior-year quarter charge related to the impacts of the U.S. Tax Cuts and Jobs Act of 2017; partially offset by

•	The elimination of benefits in the prior-year quarter for the expiration of statute of limitations on an uncertain tax position.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations.

Liquidity and Capital Resources
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Three Months Ended December 31,		Percentage Change
	2018	2017

	(in thousands)
Cash flows from operating activities	$22,760	$19,252	18%
Cash flows from investing activities	(8,279)	(68,332)	88%
Cash flows from financing activities	(2,612)	(311)	(740)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(865)	(1,165)	26%
Net increase (decrease) in cash and cash equivalents and restricted cash	$11,004	$(50,556)	*

*	Represents a percentage computation that is not mathematically meaningful.
Change in Cash and Cash Equivalents and Restricted Cash for the Three Months Ended December 31, 2018 vs. Three Months Ended December 31, 2017
The increase in cash flows from operating activities year-over-year was due to a $4.2 million increase in net income exclusive of non-cash items due to operational results and stores acquired in the prior year, offset by a $0.7 million decrease from changes in operating assets and liabilities.
The increase in cash flows from investing activities year-over-year was due to a $61.8 million decrease in cash paid for acquisitions, a $3.7 million decrease in additions to property and equipment and a $4.4 million decrease in principal collections on notes receivable, offset by a $9.9 million net decrease in proceeds related to loan activities (net loans repaid and recovery of pawn loan principal through sale of forfeited collateral).
The decrease in cash flows from financing activities year-over-year was due to a $3.0 million increase in cash paid for employee net share settlement of individual tax liabilities on vested share-based awards, offset by $0.7 million in net proceeds from borrowing.
The net effect of these and other smaller items was a $11.0 million increase in cash on hand during the three months ended December 31, 2018, resulting in a $297.0 million ending cash balance compared to $113.6 million as of December 31, 2017. Of the ending cash balance as of December 31, 2018, $22.2 million was not available to fund domestic operations as we intend to permanently reinvest those earnings in our foreign operations.
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
Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2018, we reported that we had $795.8 million in total contractual obligations as of September 30, 2018. There have been no material changes to this total obligation since September 30, 2018.
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2018, these collectively amounted to $22.4 million.
Recently Adopted Accounting Policies and Recently Issued Accounting Pronouncements
See Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."

Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like "may," "should," "could," "will," "predict," "anticipate," "believe," "estimate," "expect," "intend," "plan," "projection" and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2018, supplemented by those described in "Part II, Item 1A — Risk Factors" of this Quarterly Report.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended September 30, 2018. There have been no material changes to our exposure to market risks since September 30, 2018.
ITEM 4. CONTROLS AND PROCEDURES
This report includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 8 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2018, as supplemented by the information set forth below.
Our development of a digital platform to provide transaction and lending services, and the commercialization of that platform, may not be successful.
We are investing in the design and development of a digital platform to enhance our relationships with customers and provide them access to a broader and more targeted range of financial products and services. At this early stage, there can be no assurance that our efforts to develop and launch such a digital platform will be successful or, if launched, that the platform will be accepted by existing customers or attract new customers. Consequently, we may not realize the expected return on our investment.
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

101.INS†††	XBRL Instance Document
101.SCH†††	XBRL Taxonomy Extension Schema Document
101.CAL†††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†††	XBRL Taxonomy Label Linkbase Document
101.PRE†††	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
††	Furnished herewith.
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2018, December 31, 2017 and September 30, 2018; (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2018 and December 31, 2017; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended December 31, 2018 and December 31, 2017; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended December 31, 2018 and December 31, 2017; (v) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2018 and December 31, 2017; and (vi) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	January 30, 2019	/s/ David McGuire
David McGuire, Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)