Form 10-Q
period 2019-03-31
EZCORP INC
filed 2019-05-08
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
As of April 25, 2019, 52,475,070 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	March 31, 2019	March 31, 2018	September 30, 2018

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$347,786	$159,216	$285,311
Pawn loans	173,138	159,410	198,463
Pawn service charges receivable, net	27,097	24,130	30,959
Inventory, net	173,348	158,642	166,997
Notes receivable, net	23,450	38,091	34,199
Prepaid expenses and other current assets	32,984	29,533	33,456
Total current assets	777,803	569,022	749,385
Investment in unconsolidated affiliates	29,387	46,509	49,500
Property and equipment, net	67,518	64,833	73,649
Goodwill	296,881	290,884	299,248
Intangible assets, net	58,503	45,728	54,923
Notes receivable, net	8,509	18,660	3,226
Deferred tax asset, net	10,119	15,087	7,986
Other assets	4,395	19,773	3,863
Total assets	$1,253,115	$1,070,496	$1,241,780

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$192,901	$103,287	$190,181
Accounts payable, accrued expenses and other current liabilities	58,696	60,538	57,958
Customer layaway deposits	13,564	12,225	11,824
Total current liabilities	265,161	176,050	259,963
Long-term debt, net	232,733	198,338	226,702
Deferred tax liability, net	9,012	2,525	8,817
Other long-term liabilities	6,450	9,359	6,890
Total liabilities	513,356	386,272	502,372
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million; issued and outstanding: 52,475,070 as of March 31, 2019; 51,494,246 as of March 31, 2018; and 51,614,746 as of September 30, 2018	524	515	516
Class B Voting Common Stock, convertible, par value $.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	402,505	353,698	397,927
Retained earnings	386,650	373,560	386,622
Accumulated other comprehensive loss	(49,950)	(40,247)	(42,356)
EZCORP, Inc. stockholders’ equity	739,759	687,556	742,739
Noncontrolling interest	—	(3,332)	(3,331)
Total equity	739,759	684,224	739,408
Total liabilities and equity	$1,253,115	$1,070,496	$1,241,780
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$121,260	$114,945	$242,284	$228,533
Jewelry scrapping sales	10,380	11,525	19,661	23,738
Pawn service charges	81,799	74,031	165,318	150,053
Other revenues	1,291	1,897	3,162	4,244
Total revenues	214,730	202,398	430,425	406,568
Merchandise cost of goods sold	77,800	72,220	154,912	143,387
Jewelry scrapping cost of goods sold	8,833	9,574	16,883	19,911
Other cost of revenues	407	347	891	924
Net revenues	127,690	120,257	257,739	242,346
Operating expenses:
Operations	88,243	82,180	177,029	165,826
Administrative	16,487	13,341	31,742	26,420
Depreciation and amortization	7,012	6,451	13,860	12,174
(Gain) loss on sale or disposal of assets and other	(823)	100	3,619	139
Total operating expenses	110,919	102,072	226,250	204,559
Operating income	16,771	18,185	31,489	37,787
Interest expense	8,589	5,829	17,380	11,676
Interest income	(3,126)	(4,268)	(6,465)	(8,538)
Equity in net (income) loss of unconsolidated affiliates	(431)	(876)	688	(2,326)
Impairment of investment in unconsolidated affiliates	6,451	—	19,725	—
Other expense (income)	269	(4)	(117)	(186)
Income from continuing operations before income taxes	5,019	17,504	278	37,161
Income tax expense	2,360	5,797	1,279	13,208
Income (loss) from continuing operations, net of tax	2,659	11,707	(1,001)	23,953
Loss from discontinued operations, net of tax	(18)	(500)	(201)	(722)
Net income (loss)	2,641	11,207	(1,202)	23,231
Net loss attributable to noncontrolling interest	(753)	(374)	(1,230)	(989)
Net income attributable to EZCORP, Inc.	$3,394	$11,581	$28	$24,220

Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.06	$0.22	$—	$0.46
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.06	$0.21	$—	$0.44

Weighted-average basic shares outstanding	55,445	54,464	55,236	54,447
Weighted-average diluted shares outstanding	55,463	57,624	55,247	56,642
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

	(Unaudited)
	(in thousands)
Net income (loss)	$2,641	$11,207	$(1,202)	$23,231
Other comprehensive (loss) gain:
Foreign currency translation (loss) gain, net of income tax (benefit) expense for our investment in unconsolidated affiliate of ($602) and ($515) for the three and six months ended March 31, 2019 respectively, and $6 and $182 for the three and six months ended March 31, 2018, respectively.	(1,211)	5,945	(7,594)	(529)
Comprehensive income (loss)	1,430	17,152	(8,796)	22,702
Comprehensive loss attributable to noncontrolling interest	(753)	(228)	(1,230)	(883)
Comprehensive income (loss) attributable to EZCORP, Inc.	$2,183	$17,380	$(7,566)	$23,585
See accompanying notes to unaudited interim condensed consolidated financial statements.
EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2017)
	(in thousands)
Balances as of September 30, 2017	54,398	$544	$348,532	$347,885	$(38,157)	$(2,449)	$656,355
Stock compensation	—	—	2,889	—	—	—	2,889
Release of restricted stock	66	1	—	—	—	—	1
Taxes paid related to net share settlement of equity awards	—	—	(311)	—	—	—	(311)
Foreign currency translation loss	—	—	—	—	(6,434)	(40)	(6,474)
Net income (loss)	—	—	—	12,639	—	(615)	12,024
Balances as of December 31, 2017	54,464	$545	$351,110	$360,524	$(44,591)	$(3,104)	$664,484
Stock compensation	—	—	2,588	—	—	—	2,588
Reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act	—	—	—	1,455	(1,455)	—	—
Foreign currency translation gain	—	—	—	—	5,799	146	5,945
Net income (loss)	—	—	—	11,581	—	(374)	11,207
Balances as of March 31, 2018	54,464	$545	$353,698	$373,560	$(40,247)	$(3,332)	$684,224

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2018)
	(in thousands)
Balances as of September 30, 2018	54,585	$546	$397,927	$386,622	$(42,356)	$(3,331)	$739,408
Stock compensation	—	—	2,247	—	—	—	2,247
Release of restricted stock	860	8	—	—	—	—	8
Taxes paid related to net share settlement of equity awards	—	—	(3,288)	—	—	—	(3,288)
Transfer of subsidiary shares to noncontrolling interest	—	—	3,195	—	—	(3,195)	—
Foreign currency translation loss	—	—	—	—	(6,383)	—	(6,383)
Net loss	—	—	—	(3,366)	—	(477)	(3,843)
Balances as of December 31, 2018	55,445	$554	$400,081	$383,256	$(48,739)	$(7,003)	$728,149
Stock compensation	—	—	2,424	—	—	—	2,424
Deconsolidation of subsidiary	—	—	—	—	—	7,756	7,756
Foreign currency translation loss	—	—	—	—	(1,211)	—	(1,211)
Net income (loss)	—	—	—	3,394	—	(753)	2,641
Balances as of March 31, 2019	55,445	$554	$402,505	$386,650	$(49,950)	$—	$739,759
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2019	2018

	(Unaudited)
	(in thousands)
Operating activities:
Net (loss) income	$(1,202)	$23,231
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	13,860	12,174
Amortization of debt discount and deferred financing costs	11,225	7,439
Accretion of notes receivable discount and deferred compensation fee	(2,492)	(5,032)
Deferred income taxes	358	2,801
Impairment of investment in unconsolidated affiliate	19,725	—
Other adjustments	1,265	1,081
Reserve on jewelry scrap receivable	3,646	—
Stock compensation expense	4,697	5,534
Loss (income) from investment in unconsolidated affiliates	688	(2,326)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	3,797	4,644
Inventory	421	(628)
Prepaid expenses, other current assets and other assets	(3,590)	(2,982)
Accounts payable, accrued expenses and other liabilities	(409)	(5,357)
Customer layaway deposits	1,810	1,128
Income taxes, net of excess tax benefit from stock compensation	(3,176)	3,937
Net cash provided by operating activities	50,623	45,644
Investing activities:
Loans made	(353,537)	(330,732)
Loans repaid	225,695	220,267
Recovery of pawn loan principal through sale of forfeited collateral	142,656	134,870
Additions to property and equipment, net	(13,863)	(19,251)
Acquisitions, net of cash acquired	(627)	(63,780)
Principal collections on notes receivable	14,591	9,152
Net cash provided by (used in) investing activities	14,915	(49,474)
Financing activities:
Taxes paid related to net share settlement of equity awards	(3,288)	(311)
Proceeds from borrowings, net of issuance costs	1,066	—
Payments on borrowings	(509)	—
Net cash used in financing activities	(2,731)	(311)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(599)	(238)
Net increase (decrease) in cash, cash equivalents and restricted cash	62,208	(4,379)
Cash, cash equivalents and restricted cash at beginning of period	285,578	163,868
Cash, cash equivalents and restricted cash at end of period	$347,786	$159,489

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$151,211	$134,952

See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
March 31, 2019
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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended September 30, 2018 and as corrected below. The balance sheet as of September 30, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
Our business is subject to seasonal variations, and operating results for the three and six months ended March 31, 2019 and 2018 (the "current quarter" and "current six-months" and "prior-year quarter" and "prior-year six-months," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
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

Corrections to Prior Period Financial Statements
During the current quarter, we identified errors in our previously reported financial statements during the ordinary course of account reviews and subsequent investigation of related accounts. None of the identified errors was material to any previously reported period. These have now been corrected in all periods presented. The errors relate primarily to the overstatement of historical balances of pawn service charges receivable resulting from errors in the configuration of information technology reports. These errors resulted in an overstatement of October 1, 2017 beginning retained earnings of $3.8 million. The impact of these corrections on the condensed consolidated financial statements is as follows (in thousands except per share amounts):
Condensed Consolidated Balance Sheets

	March 31, 2018
	As Previously Reported	Corrections	As Corrected

Cash and cash equivalents	$159,912	$(696)	$159,216
Pawn service charges receivable, net	30,493	(6,363)	24,130
Prepaid expenses and other current assets	29,222	311	29,533
Goodwill	289,438	1,446	290,884
Deferred tax asset, net	13,842	1,245	15,087
Accounts payable, accrued expenses and other current liabilities	60,689	(151)	60,538
Retained earnings	377,682	(4,122)	373,560
Accumulated other comprehensive loss	(40,463)	216	(40,247)

	September 30, 2018
	As Previously Reported	Corrections	As Corrected

Cash and cash equivalents	$286,015	$(704)	$285,311
Pawn service charges receivable, net	38,318	(7,359)	30,959
Prepaid expenses and other current assets	33,154	302	33,456
Goodwill	297,448	1,800	299,248
Deferred tax asset, net	7,165	821	7,986
Accounts payable, accrued expenses and other current liabilities	57,800	158	57,958
Retained earnings	392,180	(5,558)	386,622
Accumulated other comprehensive loss	(42,616)	260	(42,356)
Condensed Consolidated Statements of Operations

	Three Months Ended March 31, 2018
	As Previously Reported	Corrections	As Corrected

Pawn service charges	$74,367	$(336)	$74,031
Operations expense	82,160	20	82,180
Income from continuing operations before income taxes	17,860	(356)	17,504
Income tax expense	5,921	(124)	5,797
Income from continuing operations, net of tax	11,939	(232)	11,707
Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.23	$(0.01)	$0.22
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.21	$—	$0.21

	Six Months Ended March 31, 2018
	As Previously Reported	Corrections	As Corrected

Pawn service charges	$150,727	$(674)	$150,053
Operations expense	165,770	56	165,826
Administrative expense	26,659	(239)	26,420
Income from continuing operations before income taxes	37,652	(491)	37,161
Income tax expense	13,358	(150)	13,208
Income from continuing operations, net of tax	24,294	(341)	23,953
Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.46	$—	$0.46
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.45	$(0.01)	$0.44
Condensed Consolidated Statements of Cash Flows

	Six Months Ended March 31, 2018
	As Previously Reported	Corrections	As Corrected

Net income	$23,572	$(341)	$23,231
Service charges and fees receivable	3,964	680	4,644
Accounts payable, accrued expenses and other liabilities	(5,006)	(351)	(5,357)
Income taxes, net of excess tax benefit from stock compensation	4,085	(148)	3,937
Net cash provided by operating activities*	45,804	(160)	45,644
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(227)	(11)	(238)

*	As previously reported amount includes the impact of adoption of accounting policies described below.
Recently Adopted Accounting Policies

•
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification ("ASC") 350-40 to determine which implementation costs to defer and recognize as an asset. This ASU generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. Our hosting arrangements that are service contracts include various third-party software applications. We adopted this ASU during the first quarter of our fiscal 2019 on a prospective basis for all service contracts entered into after adoption, with no material impact upon adoption.

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

•
In May 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10). The amendments in this ASU make targeted improvements to GAAP primarily as it pertains to equity investments (not including equity method of accounting), fair value disclosures, balance sheet presentation, and other items pertaining to financial instruments. We adopted this ASU during the first quarter of our fiscal 2019 on a prospective basis, as applicable, with no impact on our financial position, results of operations or cash flows upon adoption.

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
The following is a summary of our current revenue recognition policies.
Pawn Service Charges Revenue
We record pawn service charges using the effective interest method over the life of the loan for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or net realizable value of the item.
Merchandise and Related Sales Revenue
This revenue stream involves the sale of merchandise to retail customers in our pawn stores. The performance obligation is the delivery of the merchandise to the customer. Revenue and the related cost of merchandise sold is recognized at the time of sale. Customers have a very limited period of time to return merchandise for a refund or exchange, and actual returns for refunds are insignificant. Sales tax collected on the sale of merchandise is excluded from the amount recognized as sales and instead recorded as a liability in “Accounts payable, accrued expenses and other current liabilities” in our condensed consolidated balance sheets until remitted to the appropriate governmental authorities.
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

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The provisions of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted based upon guidance issued within the ASU. We are in the process of evaluating the impact of adopting ASU 2016-02 on our consolidated financial position, results of operations and cash flows, and anticipate a material impact on our consolidated financial position. Additionally, we are evaluating the disclosure requirements under this ASU and are identifying and preparing to implement changes to our accounting policies, practices and controls to support adoption of the ASU and have completed upgrades to our third-party software solution to support adoption. We will complete our implementation to allow for proper recognition, presentation and disclosure upon adoption of the ASU which is effective for our fiscal 2020. We currently plan to adopt this ASU using the optional transition method provided under ASU 2018-11, Leases, (Topic 842): Targeted Improvement which was issued in July 2018, allowing for application of ASU 2016-02 at the adoption date.

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
Fiscal 2018 Acquisition of Camira Administration Corp. and Subsidiaries (“GPMX”)
On October 6, 2017, we completed the acquisition of 100% of the outstanding stock of Camira Administration Corp. and subsidiaries (“GPMX”), a business that, at the time, owned and operated 112 stores located in Guatemala, El Salvador, Honduras and Peru for a total purchase price of $61.7 million. The GPMX acquisition significantly expanded our store base into Latin American countries outside of Mexico and provides us with a platform for further growth in the region. The accompanying condensed consolidated results of operations for the six months ended March 31, 2019 include the results of operations for GPMX, while the comparable prior-year period includes the results of GPMX for the period October 6, 2017 to March 31, 2018, affecting comparability of fiscal 2019 and 2018 year-to-date amounts. We have performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the total consideration based on the fair values of those identifiable assets and liabilities.
All Other Fiscal 2018 Acquisitions
On June 25, 2018, June 11, 2018 and December 4, 2017, we acquired pawn stores operating in Mexico under the names “Montepio San Patricio,” "Presta Dinero" and "Bazareño," respectively. These acquisitions significantly strengthened our competitive position in existing regions, gave us a presence in new regions and allowed us to achieve synergies in management and administration. The accompanying condensed consolidated results of operations for the six months ended March 31, 2019 include the results of operations for these acquisitions, while the comparable prior-year periods only include the results of Bazareño for the period December 4, 2017 to March 31, 2018, affecting comparability of fiscal 2019 and 2018 amounts.
We have performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the total consideration based on the fair values of those identifiable assets and liabilities for these acquisitions. During the first quarter of fiscal 2019, we finalized accounting for the Montepio San Patricio and Presta Dinero acquisitions, which were completed in fiscal 2018, and increased associated deferred tax assets by $1.8 million with an offsetting reduction in goodwill.

NOTE 3: EARNINGS PER SHARE
Components of basic and diluted earnings per share and excluded antidilutive potential common shares are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP (A)	$3,412	$12,081	$229	$24,942
Loss from discontinued operations, net of tax (B)	(18)	(500)	(201)	(722)
Net income attributable to EZCORP (C)	$3,394	$11,581	$28	$24,220

Weighted-average outstanding shares of common stock (D)	55,445	54,464	55,236	54,447
Dilutive effect of restricted stock and 2024 Convertible Notes*	18	3,160	11	2,195
Weighted-average common stock and common stock equivalents (E)	55,463	57,624	55,247	56,642

Basic earnings per share attributable to EZCORP:
Continuing operations (A / D)	$0.06	$0.22	$—	$0.46
Discontinued operations (B / D)	—	(0.01)	—	(0.01)
Basic earnings per share (C / D)	$0.06	$0.21	$—	$0.45

Diluted earnings per share attributable to EZCORP:
Continuing operations (A / E)	$0.06	$0.21	$—	$0.44
Discontinued operations (B / E)	—	(0.01)	—	(0.01)
Diluted earnings per share (C / E)	$0.06	$0.20	$—	$0.43

Potential common shares excluded from the calculation of diluted earnings per share above*:
Restricted stock**	2,991	3,596	2,789	3,278

*	See Note 6 for discussion of the terms and conditions of the potential impact of the 2019 Convertible Note Warrants, 2024 Convertible Notes and 2025 Convertible Notes.

**
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

NOTE 4: STRATEGIC INVESTMENTS
As of March 31, 2019, we owned 214,183,714 shares, or approximately 34.75%, of Cash Converters International Limited ("Cash Converters International"). The following tables present summary financial information for Cash Converters International’s most recently reported results after translation to U.S. dollars:

	December 31,
	2018	2017

	(in thousands)
Current assets	$172,836	$203,664
Non-current assets	151,492	151,189
Total assets	$324,328	$354,853

Current liabilities	$81,165	$128,731
Non-current liabilities	22,109	14,559
Shareholders’ equity	221,054	211,563
Total liabilities and shareholders’ equity	$324,328	$354,853

	Half-Year Ended December 31,
	2018	2017

	(in thousands)
Gross revenues	$99,390	$95,784
Gross profit	56,884	63,212
Net (loss) profit	(3,791)	7,292

Through the first two quarters of fiscal 2019, the fair value of our investment in Cash Converters International, as estimated by reference to its quoted market price per share and the applicable foreign currency exchange rate, declined from its value at September 30, 2018 and ended each quarter below its carrying value. As of March 31, 2019 and December 31, 2018, we determined that our investment was impaired and that such impairment was other-than-temporary. In reaching this conclusion, we considered all available evidence, including evidence in existence as of September 30, 2018 as discussed in Note 4 of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended September 30, 2018. Additionally, we noted the following developments subsequent to September 30, 2018: (i) continued decline in Cash Converters International's share price; and (ii) ongoing uncertainty around remaining Queensland, Australia class action lawsuit. As a result, we recognized an other-than-temporary impairment in Cash Converters International of $13.3 million ($10.3 million, net of taxes) and $6.5 million ($5.0 million, net of taxes) during the first and second quarters of fiscal 2019, respectively.
The above impairments increased the difference between the amount at which our investment was carried and the amount of underlying equity in net assets of Cash Converters International and was recorded in “Impairment of investment in unconsolidated affiliate” in our condensed consolidated statements of operations in the “Other International” segment. We will continue to monitor the fair value of our investment in Cash Converters International for other-than-temporary impairments in future reporting periods and may record additional impairment charges should the fair value of our investment in Cash Converters International further decline below its carrying value for an extended period of time. See Note 5 for the fair value and carrying value of our investment in Cash Converters International.

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
Recurring Fair Value Measurements
The tables below present our financial assets (liabilities) that were carried and measured at fair value on a recurring basis:

Financial Assets (Liabilities)	Balance Sheet Location	March 31, 2019	March 31, 2018	September 30, 2018

		(in thousands)
2019 Convertible Notes Hedges — Level 2	Prepaid expenses and other current assets	$—	$—	$2,552
2019 Convertible Notes Hedges — Level 2	Other assets	—	16,042	—
2019 Convertible Notes Embedded Derivative — Level 2	Current maturities of long-term debt, net	—	—	(2,552)
2019 Convertible Notes Embedded Derivative — Level 2	Long-term debt, net	—	(16,042)	—

We measured the fair value of the cash-settled call options pertaining to the 2.125% Cash Convertible Senior Notes Due 2019 (the “2019 Convertible Notes Hedges”) and the 2019 Convertible Notes derivative instrument (the “2019 Convertible Notes Embedded Derivative”) using the Black-Scholes-Merton model based on observable Level 1 and Level 2 inputs such as conversion price of underlying shares, current share price, implied volatility, risk free interest rate and other factors. The volatility input used as of March 31, 2019 was 36% based on historically observed market inputs.
There were no transfers in or out of Level 1, Level 2 or Level 3 for financial assets or liabilities measured at fair value on a recurring basis during the periods presented.
Financial Assets and Liabilities Not Measured at Fair Value
The tables below present our financial assets and liabilities that were not measured at fair value on a recurring basis:

	Carrying Value	Estimated Fair Value
	March 31, 2019	March 31, 2019	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$25,166	$26,601	$—	$—	$26,601
Zero-coupon convertible promissory note due January 2021	6,793	6,793	—	—	6,793
Investment in unconsolidated affiliates	29,387	29,387	26,611	—	2,776

Financial liabilities:
2019 Convertible Notes	$192,688	$193,440	$—	$193,440	$—
2024 Convertible Notes	108,533	159,994	—	159,994	—
2025 Convertible Notes	122,918	151,179	—	151,179	—
8.5% unsecured notes due 2024	1,191	1,191	—	—	1,191
CASHMAX secured borrowing facility	304	1,105	—	—	1,105

	Carrying Value	Estimated Fair Value
	March 31, 2018	March 31, 2018	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$56,751	$65,091	$—	$—	$65,091
Investment in unconsolidated affiliates	46,509	46,926	46,926	—	—

Financial liabilities:
2019 Convertible Notes	$182,296	$206,856	$—	$206,856	$—
2024 Convertible Notes	103,287	212,060	—	212,060

	Carrying Value	Estimated Fair Value
	September 30, 2018	September 30, 2018	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$37,425	$41,153	$—	$—	$41,153
Investment in unconsolidated affiliates	49,500	49,500	49,500	—	—

Financial liabilities:
2019 Convertible Notes	$187,433	$189,150	$—	$189,150	$—
2024 Convertible Notes	105,858	180,399	—	180,399	—
2025 Convertible Notes	119,736	161,253	—	161,253	—
8.5% unsecured notes due 2024	1,304	1,304	—	—	1,304

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
In March 2019, we deconsolidated a previously consolidated variable interest entity ("RDC") over which we no longer have the power to direct the activities that most significantly affect its economic performance. After the deconsolidation, we continue to hold the following interests in RDC:

•
A 5% equity interest and a call option to repurchase an additional 43% equity interest for $1 in September 2019 in the event that RDC has not received a qualified third party investment. These interests were recorded at a combined fair value of $2.8 million and included in "Investment in unconsolidated affiliates" in our condensed consolidated balance sheets.

•
A $9.1 million non-interest bearing convertible promissory note due January 2021, which is automatically convertible into a 10% equity interest when RDC has received a qualified third party investment. This note was recorded at its fair value of $6.8 million in "Notes receivable, net" in our condensed consolidated balance sheets.

In conjunction with the deconsolidation and recording of the above amounts, we recognized a loss of $0.3 million, included in "Other expense (income)" in our condensed consolidated statements of operations included in our "Other International" segment and in "Other adjustments" in our condensed consolidated statements of cash flows. The retained equity interest, call option and convertible promissory note were valued using a weighted discounted cash flow and market approach using Level 3 inputs. Significant increases or decreases in the underlying assumptions used to value these interests could significantly increase or decrease the fair value estimate.
In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. Subsequent to quarter end, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024.
Subsequent to the sale of Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") to Alpha Holding, S.A. de C.V. (“AlphaCredit”) in September 2016, we determined that we retained a variable interest in Grupo Finmart including notes receivable. We determined that we are not the primary beneficiary of Grupo Finmart subsequent to its disposition as we lack a controlling financial interest in Grupo Finmart. We measured the fair value of the notes receivable as of March 31, 2019 under a discounted cash flow approach considering the estimated credit ratings for Grupo Finmart and AlphaCredit and as determined with external consultation, with discount rates of primarily 7%. Certain of the significant inputs used for the valuation were not observable in the market. Included in the fair value of the notes receivable is the estimated fair value of the deferred compensation fee negotiated in September 2017, of which the ultimate amount to be received is dependent upon the timing of payment of the notes receivable. Significant increases or decreases in the underlying assumptions used to value the notes receivable could significantly increase or decrease these fair value estimates.
The inputs used to measure the fair value of the investment in unconsolidated affiliate Cash Converters International were considered Level 1 inputs. These inputs are comprised of (a) the quoted stock price on the Australian Stock Exchange multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate as of the end of our reporting period. We included no control premium for owning a large percentage of outstanding shares.
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
NOTE 6: DEBT
The following tables present our debt instruments outstanding as well as future principal payments due, contractual maturities and interest expense:

	March 31, 2019			March 31, 2018			September 30, 2018
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
2019 Convertible Notes	$195,000	$(2,312)	$192,688	$195,000	$(12,704)	$182,296	$195,000	$(7,567)	$187,433
2019 Convertible Notes Embedded Derivative	—	—	—	16,042	—	16,042	2,552	—	2,552
2024 Convertible Notes	143,750	(35,217)	108,533	143,750	(40,463)	103,287	143,750	(37,892)	105,858
2025 Convertible Notes	172,500	(49,582)	122,918	—	—	—	172,500	(52,764)	119,736
8.5% unsecured notes due 2024*	1,191	—	1,191	—	—	—	1,304	—	1,304
CASHMAX secured borrowing facility*	1,105	(801)	304	—	—	—	—	—	—
Total	$513,546	$(87,912)	$425,634	$354,792	$(53,167)	$301,625	$515,106	$(98,223)	$416,883
Less current portion	195,213	(2,312)	192,901	143,750	(40,463)	103,287	197,748	(7,567)	190,181
Total long-term debt	$318,333	$(85,600)	$232,733	$211,042	$(12,704)	$198,338	$317,358	$(90,656)	$226,702

*	Amount translated from Guatemalan quetzals and Canadian dollars as of applicable period end. Certain disclosures omitted due to materiality considerations.

	Schedule of Contractual Maturities
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
2019 Convertible Notes*	$195,000	$195,000	$—	$—	$—
2024 Convertible Notes*	143,750	—	—	—	143,750
2025 Convertible Notes*	172,500	—	—	—	172,500
8.5% unsecured notes due 2024	1,191	213	424	424	130
CASHMAX secured borrowing facility	1,105	—	1,105	—	—
	$513,546	$195,213	$1,529	$424	$316,380

*	Excludes the potential impact of embedded derivatives.

	Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018

	(in thousands)
2019 Convertible Notes:
Contractual interest expense	$1,069	$1,069	$2,138	$2,138
Amortization of debt discount and deferred financing costs	2,610	2,455	5,253	4,943
Total interest expense	$3,679	$3,524	$7,391	$7,081

2024 Convertible Notes:
Contractual interest expense	$1,033	$1,033	$2,066	$2,066
Amortization of debt discount and deferred financing costs	1,350	1,250	2,675	2,481
Total interest expense	$2,383	$2,283	$4,741	$4,547

2025 Convertible Notes:
Contractual interest expense	$1,024	$—	$2,048	$—
Amortization of debt discount and deferred financing costs	1,602	—	3,176	—
Total interest expense	$2,626	$—	$5,224	$—

2.375% Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”). The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the "2018 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the "2025 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. The carrying amount of the 2025 Convertible Notes as a separate equity-classified instrument (the “2025 Convertible Notes Embedded Derivative”) included in “Additional paid-in capital” in our condensed consolidated balance sheets of March 31, 2019 was $39.0 million. The effective interest rate for the three and six months ended March 31, 2019 was approximately 9%. As of March 31, 2019, the remaining unamortized debt discount and issuance costs will be amortized through the 2025 Maturity Date assuming no early conversion.
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
If, among other triggers described in the 2018 Indenture, the market price of our Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2025 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2025 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of March 31, 2019. As of March 31, 2019, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the "2017 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the "2024 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. The carrying amount of the 2024 Convertible Notes as a separate equity-classified instrument (the “2024 Convertible Notes Embedded Derivative”) included in “Additional paid-in capital” in our condensed consolidated balance sheets of March 31, 2019 was $25.3 million. The effective interest rate for the three and six months ended March 31, 2019 was approximately 9%. As of March 31, 2019, the remaining unamortized debt discount and issuance costs will be amortized through the 2024 Maturity Date assuming no early conversion.
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
If, among other triggers described in the 2017 Indenture, the market price of our Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2024 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2024 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of March 31, 2019. As of March 31, 2019, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
2.125% Cash Convertible Senior Notes Due 2019
In June 2014, we issued $200 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the "2019 Convertible Notes"), with an additional $30 million principal amount of 2019 Convertible Notes issued in July 2014. In July 2017, we used $34.4 million of net proceeds from the 2024 Convertible Notes offering to repurchase and retire $35.0 million aggregate principal amount of 2019 Convertible Notes. The 2019 Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "2014 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2019 Convertible Notes were issued in a private offering and resold under Rule 144A under the Securities Act of 1933. The 2019 Convertible Notes pay interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year and mature on June 15, 2019 (the "2019 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. The effective interest rate for the three and six months ended March 31, 2019 was approximately 8%. As of March 31, 2019, the remaining unamortized debt discount and issuance costs will be amortized through the 2019 Maturity Date assuming no early conversion.
The 2019 Convertible Notes are convertible into cash, subject to satisfaction of certain conditions and during the periods described in the 2014 Indenture, based on an initial conversion rate of 62.2471 shares of Class A Common Stock per $1,000 principal amount of 2019 Convertible Notes (equivalent to an initial conversion price of approximately $16.065 per share of our Class A Common Stock). As of March 31, 2019, the if-converted value of the 2019 Convertible Notes did not exceed the principal amount.
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
CASHMAX Secured Borrowing Facility
In November 2018 we entered into a receivables securitization facility with a third-party lender (the "lender") to provide funding for installment loan originations in our Canadian CASHMAX business. Under the facility, an unconsolidated variable interest entity (the "trust") has the right, subject to various conditions, to borrow up to CAD $25 million from the lender (the "third-party loan") and use the proceeds to purchase interests in installment loan receivables generated by CASHMAX. The trust uses collections on the transferred receivables to pay various amounts in accordance with an agreed priority arrangement, including expenses, its obligations under the third-party loan and, to the extent available, amounts owned to CASHMAX with respect to the purchase price of the transferred receivables and CASHMAX's retained interest in the receivables. CASHMAX has no obligation with respect to the third-party loan or the transferred receivables except to (a) service the underlying installment loans on behalf of the trust and (b) pay amounts owing under or repurchase the underlying installment loans in the event of a breach by CASHMAX or in certain other limited circumstances. The facility is generally nonrecourse to EZCORP. The amount outstanding under the facility as of March 31, 2019 was $1.1 million.
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
In April 2019, we granted our six new non-employee directors a total of 51,504 restricted stock awards. In November 2018, we granted 1,008,998 restricted stock unit awards to employees and 59,812 restricted stock awards to non-employee directors with a grant date fair value of primarily $9.18 per share. The number of long-term incentive award shares and units granted are generally determined based on our share price as of October 1 each year, which was $10.51 for these fiscal 2019 awards. The awards granted to employees vest on September 30, 2021, subject to the achievement of certain adjusted net income and adjusted diluted earnings per share performance targets. As of December 31, 2018, we considered the achievement of these performance targets probable. The awards granted to non-employee directors vest on September 30, 2019 and are subject only to service conditions.
NOTE 8: CONTINGENCIES
We are involved in various claims, suits, investigations and legal proceedings, including those described below. We are unable to determine the ultimate outcome of any current litigation or regulatory actions. An unfavorable outcome could have a material adverse effect on our financial condition, results of operations or liquidity. We have not recorded a liability for any of these matters as of March 31, 2019 because we do not believe at this time that any loss is probable or that the amount of any probable loss can be reasonably estimated. The following is a description of significant proceedings.
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
On July 26, 2018, the Court granted the plaintiff's motion for leave to amend, thus accepting the Third Amended Consolidated Class Action Complaint, and we filed our answer on August 3, 2018. On August 31, 2018, the plaintiff filed an Amended Motion for Class Certification and Appointment of Class Representative and Class Counsel, and we filed our opposition on September 28, 2018. On February 19, 2019, the Court issued an order certifying the class and approving the class representative and class counsel. On March 5, 2019, we requested an appeal of that order to the U.S. Fifth Circuit Court of Appeals, and on March 25, 2019, the Fifth Circuit Court of Appeals granted the appeal.
We cannot predict the outcome of the litigation, but we intend to continue to defend vigorously against all allegations and claims.
SEC Investigation — On October 23, 2014, we received a notice from the Fort Worth Regional Office of the SEC that it was conducting an investigation into certain matters involving EZCORP, Inc. The notice was accompanied by a subpoena, directing us to produce a variety of documents, including all minutes and materials related to Board of Directors and Board committee meetings since January 1, 2009 and all documents and communications relating to our historical advisory services relationship with Madison Park (the business advisory firm owned by Mr. Cohen) and LPG Limited (a business advisory firm owned by Lachlan P. Given, our current Executive Chairman of the Board). The SEC also issued subpoenas to current and former members of our Board of Directors requesting production of similar documents, as well as to certain third parties, and conducted interviews with certain individuals.
On March 1, 2019, the SEC issued an order imposing sanctions against Mark Kuchenrither, our former Chief Financial Officer, for allegedly misrepresenting certain financial projections that formed the basis of a fairness opinion that the Audit Committee relied on in approving the compensation to be paid to Madison Park for fiscal 2014. The SEC alleged that Mr. Kuchenrither's conduct constituted negligence and violated, among other things, Section 17(a)(3) of the Securities Act of 1933 and Rule 13a-14 of the Securities Exchange Act of 1934. Mr. Kuchenrither, without admitting or denying the SEC's allegations or findings, consented to the entry of the order in order to settle the proceedings, and agreed to pay a civil money penalty of $50,000. The

SEC has not raised any claims against the Company or any of its current or former directors and officers, other than Mr. Kuchenrither.

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

	Three Months Ended March 31, 2019
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$96,632	$24,628	$—	$121,260	$—	$121,260
Jewelry scrapping sales	7,916	2,464	—	10,380	—	10,380
Pawn service charges	61,798	20,001	—	81,799	—	81,799
Other revenues	43	25	1,223	1,291	—	1,291
Total revenues	166,389	47,118	1,223	214,730	—	214,730
Merchandise cost of goods sold	60,928	16,872	—	77,800	—	77,800
Jewelry scrapping cost of goods sold	6,571	2,262	—	8,833	—	8,833
Other cost of revenues	—	—	407	407	—	407
Net revenues	98,890	27,984	816	127,690	—	127,690
Segment and corporate expenses (income):
Operations	67,475	18,223	2,545	88,243	—	88,243
Administrative	—	—	—	—	16,487	16,487
Depreciation and amortization	2,982	1,495	77	4,554	2,458	7,012
(Gain) loss on sale or disposal of assets and other	—	(839)	16	(823)	—	(823)
Interest expense	—	50	132	182	8,407	8,589
Interest income	—	(431)	—	(431)	(2,695)	(3,126)
Equity in net income of unconsolidated affiliates	—	—	(431)	(431)	—	(431)
Impairment of investment in unconsolidated affiliates	—	—	6,451	6,451	—	6,451
Other expense (income)	—	29	262	291	(22)	269
Segment contribution (loss)	$28,433	$9,457	$(8,236)	$29,654
Income from continuing operations before income taxes				$29,654	$(24,635)	$5,019

	Three Months Ended March 31, 2018
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$94,753	$20,192	$—	$114,945	$—	$114,945
Jewelry scrapping sales	8,177	3,348	—	11,525	—	11,525
Pawn service charges	59,027	15,004	—	74,031	—	74,031
Other revenues	76	174	1,647	1,897	—	1,897
Total revenues	162,033	38,718	1,647	202,398	—	202,398
Merchandise cost of goods sold	58,537	13,683	—	72,220	—	72,220
Jewelry scrapping cost of goods sold	6,512	3,062	—	9,574	—	9,574
Other cost of revenues	—	—	347	347	—	347
Net revenues	96,984	21,973	1,300	120,257	—	120,257
Segment and corporate expenses (income):
Operations	65,190	15,015	1,975	82,180	—	82,180
Administrative	—	—	—	—	13,341	13,341
Depreciation and amortization	3,531	916	47	4,494	1,957	6,451
Loss (gain) on sale or disposal of assets	107	(5)	—	102	(2)	100
Interest expense	—	2	—	2	5,827	5,829
Interest income	—	(763)	—	(763)	(3,505)	(4,268)
Equity in net income of unconsolidated affiliates	—	—	(876)	(876)	—	(876)
Other (income) expense	1	(1)	(35)	(35)	31	(4)
Segment contribution	$28,155	$6,809	$189	$35,153
Income from continuing operations before income taxes				$35,153	$(17,649)	$17,504

	Six Months Ended March 31, 2019
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$191,735	$50,549	$—	$242,284	$—	$242,284
Jewelry scrapping sales	14,468	5,193	—	19,661	—	19,661
Pawn service charges	126,023	39,295	—	165,318	—	165,318
Other revenues	91	67	3,004	3,162	—	3,162
Total revenues	332,317	95,104	3,004	430,425	—	430,425
Merchandise cost of goods sold	120,076	34,836	—	154,912	—	154,912
Jewelry scrapping cost of goods sold	12,081	4,802	—	16,883	—	16,883
Other cost of revenues	—	—	891	891	—	891
Net revenues	200,160	55,466	2,113	257,739	—	257,739
Segment and corporate expenses (income):
Operations	135,435	36,419	5,175	177,029	—	177,029
Administrative	—	—	—	—	31,742	31,742
Depreciation and amortization	6,017	2,917	118	9,052	4,808	13,860
Loss on sale or disposal of assets and other	2,852	751	16	3,619	—	3,619
Interest expense	—	79	204	283	17,097	17,380
Interest income	—	(850)	—	(850)	(5,615)	(6,465)
Equity in net loss of unconsolidated affiliates	—	—	688	688	—	688
Impairment of investment in unconsolidated affiliates	—	—	19,725	19,725	—	19,725
Other (income) expense	—	(97)	284	187	(304)	(117)
Segment contribution (loss)	$55,856	$16,247	$(24,097)	$48,006
Income from continuing operations before income taxes				$48,006	$(47,728)	$278

	Six Months Ended March 31, 2018
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$186,247	$42,286	$—	$228,533	$—	$228,533
Jewelry scrapping sales	16,702	7,036	—	23,738	—	23,738
Pawn service charges	118,644	31,409	—	150,053	—	150,053
Other revenues	150	343	3,751	4,244	—	4,244
Total revenues	321,743	81,074	3,751	406,568	—	406,568
Merchandise cost of goods sold	114,625	28,762	—	143,387	—	143,387
Jewelry scrapping cost of goods sold	13,354	6,557	—	19,911	—	19,911
Other cost of revenues	—	—	924	924	—	924
Net revenues	193,764	45,755	2,827	242,346	—	242,346
Segment and corporate expenses (income):
Operations	131,378	29,850	4,598	165,826	—	165,826
Administrative	—	—	—	—	26,420	26,420
Depreciation and amortization	6,330	1,761	94	8,185	3,989	12,174
Loss on sale or disposal of assets	123	5	—	128	11	139
Interest expense	—	3	—	3	11,673	11,676
Interest income	—	(1,400)	—	(1,400)	(7,138)	(8,538)
Equity in net income of unconsolidated affiliates	—	—	(2,326)	(2,326)	—	(2,326)
Other (income) expense	(3)	114	(118)	(7)	(179)	(186)
Segment contribution	$55,936	$15,422	$579	$71,937
Income from continuing operations before income taxes				$71,937	$(34,776)	$37,161

NOTE 10: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION AND OTHER
Supplemental Consolidated Financial Information
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

	March 31, 2019	March 31, 2018	September 30, 2018

	(in thousands)
Gross pawn service charges receivable	$34,320	$31,213	$40,719
Allowance for uncollectible pawn service charges receivable	(7,223)	(7,083)	(9,760)
Pawn service charges receivable, net	$27,097	$24,130	$30,959

Gross inventory	$182,295	$166,802	$176,198
Inventory reserves	(8,947)	(8,160)	(9,201)
Inventory, net	$173,348	$158,642	$166,997

Prepaid expenses and other	$11,647	$12,026	$9,705
Accounts receivable and other	15,974	17,234	18,901
Income taxes receivable	5,363	—	2,031
Restricted cash	—	273	267
2019 Convertible Notes Hedges	—	—	2,552
Prepaid expenses and other current assets	$32,984	$29,533	$33,456

Property and equipment, gross	$256,411	$239,954	$253,022
Accumulated depreciation	(188,893)	(175,121)	(179,373)
Property and equipment, net	$67,518	$64,833	$73,649

Other assets	$4,395	$3,731	$3,863
2019 Convertible Notes Hedges	—	16,042	—
Other assets	$4,395	$19,773	$3,863

Accounts payable	$13,134	$10,544	$10,500
Accrued expenses and other	45,562	49,994	47,458
Accounts payable, accrued expenses and other current liabilities	$58,696	$60,538	$57,958

Jewelry Scrap Receivable
In November 2018, our principal refiner that processed our scrap jewelry announced Chapter 11 bankruptcy restructuring proceedings in the U.S. As of March 31, 2019, we had potential exposure from this refiner of $3.6 million on our balance sheet. In the first quarter of fiscal 2019, we recorded a full reserve of $4.4 million which is included in "(Gain) loss on sale or disposal of assets and other" and "Reserve on jewelry scrap receivable" in our condensed consolidated statements of operations and cash flows, respectively. In the second quarter of fiscal 2019, we recovered $0.8 million of the amount initially reserved which is included in "(Gain) loss on sale or disposal of assets and other" and "Reserve on jewelry scrap receivable" in our condensed consolidated statements of operations and cash flows, respectively. We continue to monitor the bankruptcy process and may record recoveries of such reserved amounts in a future period as we gather more information. At this point, the balance of $3.6 million remains fully reserved.
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
We remain focused on growing our balance of pawn loans outstanding (“PLO”) and the resulting higher pawn service charges (“PSC”). The following charts present sources of net revenues, including PSC, merchandise sales gross profit ("Merchandise sales GP") and jewelry scrapping gross profit ("Jewelry scrapping GP"):

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
Growth and Expansion
We plan to expand the number of locations we operate through opening new (“de novo”) locations and through acquisitions in both Latin America and the United States and potential new markets. Our ability to add new stores is dependent on several variables, such as projected achievement of internal investment hurdles, the availability of acceptable sites or acquisition candidates, the alignment of acquirer/seller price expectations, the regulatory environment, local zoning ordinances, access to capital and availability of qualified personnel.
Seasonality and Quarterly Results
Historically, pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season in the United States and lowest in our third fiscal quarter (April through June) following the tax refund season in the United States. Merchandise sales are highest in our first and second fiscal quarters (October through March) due to the holiday season, jewelry sales in the United States surrounding Valentine’s Day and the availability of tax refunds in the United States. Most of our customers in Latin America receive additional compensation from their employers in December, and many also receive additional compensation in June or July, applying downward pressure on loan balances and fueling some merchandise sales in those periods. As a net effect of these and other factors and excluding discrete charges, our consolidated profit before tax is generally highest in our first fiscal quarter (October through December) and lowest in our third fiscal quarter (April through June).
Store Data by Segment

	Three Months Ended March 31, 2019
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of December 31, 2018	508	462	27	997
New locations opened	—	4	—	4
Locations sold, combined or closed	—	—	(3)	(3)
As of March 31, 2019	508	466	24	998

	Three Months Ended March 31, 2018
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of December 31, 2017	513	383	27	923
New locations opened	—	4	—	4
Locations sold, combined or closed	(3)	—	—	(3)
As of March 31, 2018	510	387	27	924

	Six Months Ended March 31, 2019
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2018	508	453	27	988
New locations opened	—	8	—	8
Locations acquired	—	5	—	5
Locations sold, combined or closed	—	—	(3)	(3)
As of March 31, 2019	508	466	24	998

	Six Months Ended March 31, 2018
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2017	513	246	27	786
New locations opened	—	8	—	8
Locations acquired	—	133	—	133
Locations sold, combined or closed	(3)	—	—	(3)
As of March 31, 2018	510	387	27	924

Results of Operations
Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018
These tables, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes. All comparisons, unless otherwise noted, are to the prior-year quarter. Prior period results have been corrected for certain out-of-period items identified in the current quarter but not material to any prior period, as described under "Corrections to Prior Period Financial Statements" in Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Three Months Ended March 31,		Change
	2019	2018

	(in thousands)
Net revenues:
Pawn service charges	$61,798	$59,027	5%

Merchandise sales	96,632	94,753	2%
Merchandise sales gross profit	35,704	36,216	(1)%
Gross margin on merchandise sales	37%	38%	(100)bps

Jewelry scrapping sales	7,916	8,177	(3)%
Jewelry scrapping sales gross profit	1,345	1,665	(19)%
Gross margin on jewelry scrapping sales	17%	20%	(300)bps

Other revenues	43	76	(43)%
Net revenues	98,890	96,984	2%

Segment operating expenses:
Operations	67,475	65,190	4%
Depreciation and amortization	2,982	3,531	(16)%
Segment operating contribution	28,433	28,263	1%

Other segment expense	—	108	*
Segment contribution	$28,433	$28,155	1%

Other data:
Net earning assets (a)	$267,998	$256,587	4%
Inventory turnover	1.9	1.9	—%
Average monthly ending pawn loan balance per store (b)	$280	$264	6%
Monthly average yield on pawn loans outstanding	14%	15%	(100)bps
Pawn loan redemption rate	86%	85%	100bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

Net revenue increased 2%, or $1.9 million, primarily due to a 5%, or $2.8 million, increase in pawn service charges, offset by a 1%, or $0.5 million, decrease in merchandise sales gross profit and a 19%, or $0.3 million, decrease in jewelry scrapping sales gross profit. With no new stores added since the prior-year quarter, the change in net revenue was attributable to same stores.
Pawn service charges increased 5%, or $2.8 million, due to a 6% increase in average ending monthly pawn loan balances outstanding during the current quarter. The higher average loan balance was driven by growth in new loan originations from our continued focus on meeting customers’ desire for cash better than our competitors. A disciplined lending approach resulted in maintaining PLO yield and redemption rates compared to the prior-year quarter.
Merchandise sales increased 2% with gross margin on merchandise sales of 37%, a 100 basis point decline over the prior-year quarter. Delayed receipt of customers’ tax refunds appeared to suppress sales demand during the quarter and placed pressure on merchandise margins. As a result, merchandise sales gross profit decreased 1% to $35.7 million. We expect sales gross margin for the full fiscal year to remain within our target range of 35-38%.
Jewelry scrapping sales gross profit remained relatively flat at 1% of current quarter net revenues, in line with our strategy to sell rather than scrap jewelry, with a 300 basis point decline in gross margin to 17% which includes a nominal decline in gold prices.
Operations expense increased 4% primarily due to increases in personnel costs in meeting the loan demand of our customers, while depreciation and amortization expense decreased 16% due to a one-time charge of $0.5 million for the retirement of certain assets in the prior-year quarter.
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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and six months ended March 31, 2019 and 2018 were as follows:

	March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2019	2018	2019	2018	2019	2018

Mexican peso	19.4	18.3	19.2	18.7	19.5	18.8
Guatemalan quetzal	7.6	7.3	7.6	7.3	7.6	7.2
Honduran lempira	24.3	23.5	24.2	23.5	24.1	23.4
Peruvian sol	3.3	3.2	3.3	3.2	3.3	3.2
Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and so are not directly calculable from the above rates. Constant currency results, where presented, also exclude the foreign currency gain or loss.

Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Financial Information."

	Three Months Ended March 31,
	2019 (GAAP)	2018 (GAAP)	Change (GAAP)	2019 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$20,001	$15,004	33%	$20,578	37%

Merchandise sales	24,628	20,192	22%	25,303	25%
Merchandise sales gross profit	7,756	6,509	19%	7,967	22%
Gross margin on merchandise sales	31%	32%	(100)bps	31%	(100)bps

Jewelry scrapping sales	2,464	3,348	(26)%	2,546	(24)%
Jewelry scrapping sales gross profit	202	286	(29)%	208	(27)%
Gross margin on jewelry scrapping sales	8%	9%	(100)bps	8%	(100)bps

Other revenues	25	174	(86)%	26	(85)%
Net revenues	27,984	21,973	27%	28,779	31%

Segment operating expenses:
Operations	18,223	15,015	21%	18,749	25%
Depreciation and amortization	1,495	916	63%	1,536	68%
Segment operating contribution	8,266	6,042	37%	8,494	41%

Other segment income (a)	(1,191)	(767)	55%	(1,246)	62%
Segment contribution	$9,457	$6,809	39%	$9,740	43%

Other data:
Net earning assets (b)	$78,488	$61,438	28%	$82,489	34%
Inventory turnover	2.3	2.7	(15)%	2.3	(15)%
Average monthly ending pawn loan balance per store (c)	$90	$88	2%	$93	6%
Monthly average yield on pawn loans outstanding	16%	15%	100bps	16%	100bps
Pawn loan redemption rate	79%	80%	(100)bps	79%	(100)bps

(a)
Fiscal 2019 constant currency amount excludes nominal net GAAP basis foreign currency transaction losses resulting from movement in exchange rates. The net foreign currency transaction gains for fiscal 2018 were nominal and are included in the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

We opened four stores in the current quarter. We see opportunity for further expansion in Latin America through de novo openings and acquisitions, and plan to open more stores in Latin America during the remainder of fiscal 2019.
Net revenue increased $6.0 million, or 27% ($6.8 million, or 31%, on a constant currency basis), primarily due to a 33% increase (37% on a constant currency basis) in pawn service charges and a 19% increase (22% on a constant currency basis) in merchandise sales gross profit. The increase in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$1.8	$0.4	$2.2
New stores and other	3.2	0.8	4.0
Total	$5.0	$1.2	$6.2
Change in jewelry scrapping sales gross profit and other revenues			(0.2)
Total change in net revenue			$6.0

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$2.4	$0.5	$2.9
New stores and other	3.2	0.9	4.1
Total	$5.6	$1.4	$7
Change in jewelry scrapping sales gross profit and other revenues			(0.2)
Total change in net revenue			$6.8
Pawn service charges increased 33% (37% on a constant currency basis) primarily from newly acquired stores. The average ending monthly pawn loan balance outstanding during the current quarter was up 2% (up 6% on a constant currency basis). Pawn service charges further include $1.1 million in revenue attributable to receipt of previously escrowed seller funds as a result of settling certain indemnification claims with the sellers of GPMX. Subsequent to quarter end, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024.
Merchandise sales increased 22% (25% on a constant currency basis) primarily from newly acquired stores, although same store sales were up 9%. Gross margin on merchandise sales was 31%, or 100 basis points below the prior-year quarter. As a result of these factors and foreign currency impacts, merchandise sales gross profit was up 19% to $7.8 million (up 22% to $8.0 million on a constant currency basis).
Jewelry scrapping sales decreased 26% (24% on a constant currency basis) with a 100 basis point increase in margin, in line with our strategy to sell rather than scrap jewelry.
Net revenue increased 27% (31% on a constant currency basis). Operations expense increased 21% (25% on a constant currency basis), and depreciation and amortization increased 63% (68% on a constant currency basis), both primarily as a result of newly acquired stores. These factors, as well as a $0.8 million recovery from a previously reserved receivable from a bankrupt refiner, resulted in an increase in segment contribution of 39% (43% on a constant currency basis).

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Three Months Ended March 31,		Percentage Change
	2019	2018

	(in thousands)
Net revenues:
Consumer loan fees, interest and other	$1,223	$1,647	(26)%
Consumer loan bad debt	(407)	(347)	17%
Net revenues	816	1,300	(37)%

Segment operating expenses (income):
Operating expenses	2,622	2,022	30%
Equity in net income of unconsolidated affiliates	(431)	(876)	(51)%
Segment operating (loss) contribution	(1,375)	154	*

Impairment of investment in unconsolidated affiliates	6,451	—	*
Other segment expense (income)	410	(35)	*
Segment (loss) contribution	$(8,236)	$189	*

*	Represents a percentage computation that is not mathematically meaningful.
Segment loss was $8.2 million, a decrease of $8.4 million from the prior-year quarter, primarily due to the impairment of our investment in Cash Converters International in the amount of $6.5 million.
Due partly to regulatory changes that became effective January 1, 2018, we added installment loan products in our Canada CASHMAX business to meet the needs of our customers. In addition to payday loans, all CASHMAX stores are now offering installment loans with terms ranging from six to 18 months and average yields of 47% per annum. We entered into a secured borrowing arrangement in November 2018 to provide up to CAD $25.0 million to fund originations of installment loans through November 2019 and have obtained $1.5 million in proceeds from the facility through March 31, 2019. See Note 6 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended March 31,		Percentage Change
	2019	2018

	(in thousands)
Segment contribution	$29,654	$35,153	(16)%
Corporate expenses (income):
Administrative	16,487	13,341	24%
Depreciation and amortization	2,458	1,957	26%
Gain on sale or disposal of assets	—	(2)	(100)%
Interest expense	8,407	5,827	44%
Interest income	(2,695)	(3,505)	(23)%
Other (income) expense	(22)	31	*
Income from continuing operations before income taxes	5,019	17,504	(71)%
Income tax expense	2,360	5,797	(59)%
Income from continuing operations, net of tax	2,659	11,707	(77)%
Loss from discontinued operations, net of tax	(18)	(500)	(96)%
Net income	2,641	11,207	(76)%
Net loss attributable to noncontrolling interest	(753)	(374)	101%
Net income attributable to EZCORP, Inc.	$3,394	$11,581	(71)%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution decreased primarily due to the impairment of our investment in Cash Converters International of $6.5 million.
Administrative expenses increased $3.1 million, or 24%, primarily due to costs associated with the strategic investment in a new digital platform and other professional fees.
Depreciation and amortization increased $0.5 million, or 26%, primarily due to additional capitalized software costs, including development of our new point of sale system.
Interest expense increased $2.6 million, or 44%, primarily due to an increase in debt outstanding during the current quarter compared to the prior-year quarter. Effective interest rates on our outstanding convertible debt were approximately 8% to 9%.
Interest income decreased $0.8 million, or 23%, primarily due to the declining principal balance on the Grupo Finmart notes receivable as they are repaid in accordance with their agreed amortization schedule.
Income tax expense decreased $3.6 million due primarily to:

•	A $12.5 million decrease in income from continuing operations before income taxes; and

•	A lower maximum U.S. corporate rate of 21% in the current quarter compared to 24.5% in the prior-year quarter; partially offset by

•	A prior-year quarter charge related to the impacts of the U.S. Tax Cuts and Jobs Act of 2017.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations.

Six Months Ended March 31, 2019 vs. Six Months Ended March 31, 2018
These tables, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes. All comparisons, unless otherwise noted, are to the prior-year six-months.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Six Months Ended March 31,		Change
	2019	2018

	(in thousands)
Net revenues:
Pawn service charges	$126,023	$118,644	6%

Merchandise sales	191,735	186,247	3%
Merchandise sales gross profit	71,659	71,622	—%
Gross margin on merchandise sales	37%	38%	(100)bps

Jewelry scrapping sales	14,468	16,702	(13)%
Jewelry scrapping sales gross profit	2,387	3,348	(29)%
Gross margin on jewelry scrapping sales	16%	20%	(400)bps

Other revenues	91	150	(39)%
Net revenues	200,160	193,764	3%

Segment operating expenses:
Operations	135,435	131,378	3%
Depreciation and amortization	6,017	6,330	(5)%
Segment operating contribution	58,708	56,056	5%

Other segment expense	2,852	120	2,277%
Segment contribution	$55,856	$55,936	—%

Other data:
Average monthly ending pawn loan balance per store (a)	$292	$273	7%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate	84%	84%	—

(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

Net revenue increased $6.4 million, or 3%, primarily due to a 6%, or $7.4 million, increase in pawn service charges, offset by a 29%, or $1.0 million, decrease in jewelry scrapping sales gross profit. The change in net revenue attributable to same stores and new stores added since the prior-year six-months is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$7.6	$0.3	$7.9
New stores and other	(0.2)	(0.3)	(0.5)
Total	$7.4	$—	$7.4
Change in jewelry scrapping sales gross profit and other revenues			(1.0)
Total change in net revenue			$6.4
Pawn service charges increased 6% primarily due to a 7% increase in average ending monthly pawn loan balances outstanding during the current six-months. The higher average loan balance was driven by disciplined lending practices, a focus on meeting customers' need for cash, a delay in receipt of tax refunds and stronger performance from stores affected by hurricanes in the prior-year six-months.
Merchandise sales increased 3% with gross margin on merchandise sales of 37%, a 100 basis point decline over the prior-year six-months. As a result, merchandise sales gross profit was flat at $71.7 million. A portion of the year-over-year improvement is due to the impacts of hurricanes in the prior-year six-months. We expect sales gross margin for the full fiscal year to be within our target range of 35-38%.
Jewelry scrapping sales gross profit remained relatively flat at 1% of net revenues, in line with our strategy to sell rather than scrap jewelry, with a 400 basis point decline in gross margin to 16% which includes a nominal decline in gold prices.
A 3% increase in net revenue turned into a flat segment contribution primarily as a result of a $2.9 million reserve against a receivable balance from a gold refiner deemed uncollectible due to the refiner's Chapter 11 bankruptcy, in addition to a 3% increase in operations expense primarily due to wage inflation and increases to staffing levels in meeting the loan demand of our customers.

Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Financial Information” above.

	Six Months Ended March 31,
	2019 (GAAP)	2018 (GAAP)	Change (GAAP)	2019 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$39,295	$31,409	25%	$40,755	30%

Merchandise sales	50,549	42,286	20%	52,419	24%
Merchandise sales gross profit	15,713	13,524	16%	16,289	20%
Gross margin on merchandise sales	31%	32%	(100)bps	31%	(100)bps

Jewelry scrapping sales	5,193	7,036	(26)%	5,398	(23)%
Jewelry scrapping sales gross profit	391	479	(18)%	404	(16)%
Gross margin on jewelry scrapping sales	8%	7%	100bps	7%	—

Other revenues	67	343	(80)%	70	(80)%
Net revenues	55,466	45,755	21%	57,518	26%

Segment operating expenses:
Operations	36,419	29,850	22%	37,768	27%
Depreciation and amortization	2,917	1,761	66%	3,023	72%
Segment operating contribution	16,130	14,144	14%	16,727	18%

Other segment income (a)	(117)	(1,278)	(91)%	(45)	(96)%
Segment contribution	$16,247	$15,422	5%	$16,772	9%

Other data:
Average monthly ending pawn loan balance per store (b)	$90	$89	1%	$94	6%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate	79%	79%	—	79%	—

(a)
Fiscal 2019 constant currency amount excludes nominal net GAAP basis foreign currency transaction gains resulting from movement in exchange rates. The net foreign currency transaction gains for fiscal 2018 were nominal and are included in the above results.

(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

Our Latin America business continues to grow rapidly. In the current six-months, we acquired five pawn stores and opened eight de novo stores.
Net revenue increased $9.7 million, or 21% ($11.8 million, or 26%, on a constant currency basis), primarily due to a 25% increase (30% on a constant currency basis) in pawn service charges and a 16% increase (20% on a constant currency basis) in merchandise sales gross profit. The increase in net revenue attributable to same stores and new stores added since the prior-year six-months is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$2.4	$0.3	$2.7
New stores and other	5.5	1.9	7.4
Total	$7.9	$2.2	$10.1
Change in jewelry scrapping sales gross profit and other revenues			(0.4)
Total change in net revenue			$9.7

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$3.7	$0.9	$4.6
New stores and other	5.6	1.9	7.5
Total	$9.3	$2.8	$12.1
Change in jewelry scrapping sales gross profit and other revenues			(0.3)
Total change in net revenue			$11.8
Pawn service charges increased 25% (30% on a constant currency basis) primarily from newly acquired stores, although same store growth was 6%. The average ending monthly pawn loan balance outstanding during the current six-months was up 1% (up 6% on a constant currency basis). Pawn service charges further include $1.1 million in revenue attributable to receipt of previously escrowed seller funds as a result of settling certain indemnification claims with the sellers of GPMX.
Merchandise sales increased 20% (24% on a constant currency basis) primarily from newly acquired stores. Gross margin on merchandise sales was 31%, or 100 basis points below the prior-year six-months. As a result of these factors, merchandise sales gross profit was up 16% to $15.7 million (20% to $16.3 million on a constant currency basis).
Jewelry scrapping sales decreased 26% (23% on a constant currency basis) with a 100 basis point increase in margin, in line with our strategy to sell rather than scrap jewelry.
Net revenue increased 21% (26% on a constant currency basis). Operations expense increased 22% (27% on a constant currency basis) primarily as a result of newly acquired stores. Additionally, we recorded a $0.7 million reserve against a receivable and inventory balance deemed uncollectible from a refiner, consisting of a $1.5 million reserve recorded in the first quarter ended December 31, 2018 and a subsequent $0.8 million recovery in the current quarter. These factors resulted in a decrease in segment contribution of 5% (9% on a constant currency basis).

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Six Months Ended March 31,		Percentage Change
	2019	2018

	(in thousands)
Net revenues:
Consumer loan fees, interest and other	$3,004	$3,751	(20)%
Consumer loan bad debt	891	924	(4)%
Net revenues	2,113	2,827	(25)%

Segment operating expenses (income):
Operating expenses	5,293	4,692	13%
Equity in net loss (income) of unconsolidated affiliates	688	(2,326)	*
Segment operating (loss) contribution	(3,868)	461	*

Impairment of investment in unconsolidated affiliates	19,725	—	*
Other segment expense (income)	504	(118)	*
Segment (loss) contribution	$(24,097)	$579	*

*	Represents a percentage computation that is not mathematically meaningful.
Segment loss was $24.1 million compared to $0.6 million in income in the prior-year six-months, primarily due to:

•	Impairment of our investment in Cash Converters International in the amount of $19.7 million; and

•
A charge of $2.9 million included in our ordinary estimated share of earnings for the current-year six-months from Cash Converters International for charges relating to settlement of Queensland class action litigation in October 2018.

Due partly to regulatory changes that became effective January 1, 2018, we added installment loan products in our Canada CASHMAX business to meet the needs of our customers. In addition to payday loans, all CASHMAX stores are now offering installment loans with terms ranging from six to 18 months and average yields of 47% per annum. We entered into a secured borrowing arrangement in November 2018 to provide up to CAD $25.0 million to fund originations of installment loans through November 2019 and have obtained $1.5 million in proceeds from the facility through March 31, 2019. See Note 6 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
We closed three under-performing CASHMAX stores in the current six-months.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Six Months Ended March 31,		Percentage Change
	2019	2018

	(in thousands)
Segment contribution	$48,006	$71,937	(33)%
Corporate expenses (income):
Administrative	31,742	26,420	20%
Depreciation and amortization	4,808	3,989	21%
Loss on sale or disposal of assets	—	11	(100)%
Interest expense	17,097	11,673	46%
Interest income	(5,615)	(7,138)	(21)%
Other income	(304)	(179)	70%
Income from continuing operations before income taxes	278	37,161	(99)%
Income tax expense	1,279	13,208	(90)%
(Loss) income from continuing operations, net of tax	(1,001)	23,953	*
Loss from discontinued operations, net of tax	(201)	(722)	(72)%
Net (loss) income	(1,202)	23,231	*
Net loss attributable to noncontrolling interest	(1,230)	(989)	24%
Net income attributable to EZCORP, Inc.	$28	$24,220	(100)%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution decreased primarily due to a $19.7 million impairment of our investment in Cash Converters International and a $2.9 million charge included in our ordinary estimated share of earnings from Cash Converters International for charges relating to settlement of a Queensland class action litigation in October 2018.
Administrative expenses increased $5.3 million, or 20%, in the current six-months primarily due to costs of $3.6 million associated with a strategic investment in a new digital platform and other professional fees.
Depreciation and amortization increased $0.8 million, or 21%, primarily due to additional capitalized software costs, including development of a new point of sale system.
Interest expense increased $5.4 million, or 46%, primarily due to an increase in debt outstanding during the current six-months compared to the prior-year six-months. Effective interest rates on our outstanding convertible debt were approximately 8% to 9%.
Interest income decreased $1.5 million, or 21%, primarily due to the declining principal balance on the Grupo Finmart notes receivable as they are repaid in accordance with their agreed amortization schedule.
Income tax expense decreased $12.1 million due primarily to:

•	A $36.9 million decrease in income from continuing operations before income taxes; and

•	A lower maximum U.S. corporate rate of 21% in the current six-months compared to a higher blended rate in the prior-year six-months; partially offset by

•	A first quarter of fiscal 2018 charge related to the impacts of the U.S. Tax Cuts and Jobs Act of 2017; and

•	A non-recurring benefit in the first quarter of fiscal 2018 for the expiration of statute of limitations on an uncertain tax position.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations.

Liquidity and Capital Resources
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Six Months Ended March 31,		Percentage Change
	2019	2018

	(in thousands)
Cash flows from operating activities	$50,623	$45,644	11%
Cash flows from investing activities	14,915	(49,474)	*
Cash flows from financing activities	(2,731)	(311)	(778)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(599)	(238)	(152)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$62,208	$(4,379)	*

*	Represents a percentage computation that is not mathematically meaningful.
Change in Cash and Cash Equivalents and Restricted Cash for the Six Months Ended March 31, 2019 vs. Six Months Ended March 31, 2018
The increase in cash flows from operating activities year-over-year was due to a $6.9 million increase in net income exclusive of non-cash items, operational results and stores acquired in the prior year, offset by a $1.9 million decrease from changes in operating assets and liabilities.
The increase in cash flows from investing activities year-over-year was due to a $63.2 million decrease in cash paid for acquisitions, a $5.4 million decrease in additions to property and equipment and a $5.4 million increase in principal collections on notes receivable, offset by a $9.6 million net investment in customer loan growth.
The decrease in cash flows from financing activities year-over-year was due to a $3.0 million increase in cash paid for employee net share settlement of individual tax liabilities on vested share-based awards, offset by $0.6 million in net proceeds from borrowings.
The net effect of these and other smaller items was a $62.2 million increase in cash on hand during the current six-months, resulting in a $347.8 million ending cash balance compared to $159.2 million as of March 31, 2018. Of the ending cash balance as of March 31, 2019, $25.0 million was not available to fund domestic operations as we intend to permanently reinvest those funds in our foreign operations.
Sources and Uses of Cash
We anticipate that cash flow from operations and cash on hand will be adequate to fund our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements, as well as a limited amount of acquisitions, through fiscal 2019. We currently intend to retire the $195.0 million of 2.125% Cash Convertible Senior Notes Due 2019 at maturity (June 15, 2019) using cash on hand. We continue to explore accretive acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Depending on the level of acquisition activity and other factors, our ability to repay our longer term debt obligations, including the convertible debt maturing in 2024 and 2025, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019 due to the existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2019, we experienced changes in our internal control environment that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Specifically, we have certain deficiencies in our information technology general controls (ITGC) that are designed to prevent or detect unauthorized access or changes to our operating system and databases. Prior to the quarter ended March 31, 2019, we maintained a separate logging system that mitigated the potential impact of those ITGC deficiencies. During the quarter, however, we deemed it necessary to discontinue the separate logging system in order to maintain acceptable system performance at the store level, which eliminated compensating controls that mitigated the potential impact of the ITGC deficiencies. We believe that, without those IT compensating controls and given the lack of sufficiently designed non-IT compensating controls, the underlying ITGC deficiencies represent a material weakness in our internal control over financial reporting.
As of the date of this Quarterly Report on Form 10-Q, we have hired a Chief Information Security Officer, whose primary responsibility is to assist us with the design, implementation and maintenance of appropriate controls to safeguard the confidentiality, integrity and availability of our IT operating and reporting systems. We are focused on remediating the underlying ITGC deficiencies, and we are in the process of improving our control environment to adequately prevent or detect unauthorized access or changes to our operating systems and databases, including the implementation of a new separate logging system that is expected to operate without sacrificing system performance at the store level. See "Part II, Item 1A — Risk Factors."
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 8 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."

ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30. 2018, as supplemented by the information set forth in "Part II, Item 1A — Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 and by the information set forth below.
We have identified a material weakness in our internal control over financial reporting that, if not effectively remediated, could result in material misstatements in our financial statements.
As described in "Part I, Item 4 — Controls and Procedures," we have identified and evaluated certain deficiencies in our IT general controls, and have concluded that those deficiencies, collectively, represent a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management has concluded that our disclosure controls and procedures were not effective as of March 31, 2019.
As described in "Part I, Item 4 — Controls and Procedures," we are in the process of implementing a remediation plan to address the underlying ITGC deficiencies. If our remediation efforts are insufficient, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence.
Our ability to recover our investment in RDC is heavily dependent on RDC's success and performance, including its ability to obtain further debt or equity financing.
We have certain interests in RDC, a previously consolidated variable interest entity, including a $9.1 million non-interest bearing convertible promissory note due January 2021. See Note 5 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — "Financial Statements." Our ability to recover our investment in RDC, including the amount owed under the convertible promissory note or any value attributable to additional equity interest that we would receive on conversion, is heavily dependent on RDC's success and performance, including its ability to obtain further debt or equity financing. To the extent that RDC is not successful, we may be required in future periods to impair our investment and recognize related investment losses.
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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2019, March 31, 2018 and September 30, 2018; (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2019 and March 31, 2018; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended March 31, 2019 and March 31, 2018; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three and six months ended March 31, 2019 and March 31, 2018; (v) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2019 and March 31, 2018; and (vi) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	May 8, 2019	/s/ David McGuire
David McGuire, Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)