Form 10-Q
period 2019-06-30
EZCORP INC
filed 2019-07-31
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-19424
EZCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware					74-2540145
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

2500 Bee Cave Road	Bldg One	Suite 200	Rollingwood	TX	78746
(Address of principal executive offices)					(Zip Code)
Registrant’s telephone number, including area code: (512) 314-3400

Securities registered pursuant to Section 12(b) of the Act

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A Non-voting Common Stock, par value $.01 per share	EZPW	NASDAQ Stock Market	(NASDAQ Global Select Market)
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
As of July 22, 2019, 52,475,070 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	June 30, 2019	June 30, 2018	September 30, 2018

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$138,922	$284,493	$285,311
Pawn loans	190,299	183,054	198,463
Pawn service charges receivable, net	29,847	26,439	30,959
Inventory, net	175,802	151,145	166,997
Notes receivable, net	16,166	37,906	34,199
Prepaid expenses and other current assets	37,365	43,708	33,456
Total current assets	588,401	726,745	749,385
Investments in unconsolidated affiliates	30,922	61,056	49,500
Property and equipment, net	66,214	71,587	73,649
Goodwill	300,700	294,335	299,248
Intangible assets, net	63,646	59,678	54,923
Notes receivable, net	10,912	13,432	3,226
Deferred tax asset, net	3,956	6,146	7,986
Other assets	4,472	3,575	3,863
Total assets	$1,069,223	$1,236,554	$1,241,780

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$215	$195,796	$190,181
Accounts payable, accrued expenses and other current liabilities	59,981	61,595	57,958
Customer layaway deposits	12,750	11,938	11,824
Total current liabilities	72,946	269,329	259,963
Long-term debt, net	235,449	222,897	226,702
Deferred tax liability, net	7,522	4,285	8,817
Other long-term liabilities	5,990	7,458	6,890
Total liabilities	321,907	503,969	502,372
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million; issued and outstanding: 52,475,070 as of June 30, 2019; 51,494,246 as of June 30, 2018; and 51,614,746 as of September 30, 2018	524	515	516
Class B Voting Common Stock, convertible, par value $.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	404,880	395,428	397,927
Retained earnings	389,808	388,014	386,622
Accumulated other comprehensive loss	(47,926)	(47,712)	(42,356)
EZCORP, Inc. stockholders’ equity	747,316	736,275	742,739
Noncontrolling interest	—	(3,690)	(3,331)
Total equity	747,316	732,585	739,408
Total liabilities and equity	$1,069,223	$1,236,554	$1,241,780
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$103,902	$104,737	$346,186	$333,270
Jewelry scrapping sales	18,212	20,428	37,873	44,166
Pawn service charges	78,980	72,544	244,298	222,597
Other revenues	1,371	1,903	4,533	6,147
Total revenues	202,465	199,612	632,890	606,180
Merchandise cost of goods sold	70,271	66,896	225,183	210,283
Jewelry scrapping cost of goods sold	15,765	17,625	32,648	37,536
Other cost of revenues	576	349	1,467	1,273
Net revenues	115,853	114,742	373,592	357,088
Operating expenses:
Operations	84,727	82,932	261,756	248,758
Administrative	15,053	13,268	46,795	39,688
Depreciation and amortization	7,254	6,124	21,114	18,298
Loss on sale or disposal of assets and other	24	314	3,643	453
Total operating expenses	107,058	102,638	333,308	307,197
Operating income	8,795	12,104	40,284	49,891
Interest expense	9,832	7,394	27,212	19,070
Interest income	(3,172)	(4,358)	(9,637)	(12,896)
Equity in net income of unconsolidated affiliates	(1,320)	(1,151)	(632)	(3,477)
Impairment of investment in unconsolidated affiliates	—	—	19,725	—
Other income	(4)	(5,287)	(121)	(5,473)
Income from continuing operations before income taxes	3,459	15,506	3,737	52,667
Income tax expense	98	1,502	1,377	14,710
Income from continuing operations, net of tax	3,361	14,004	2,360	37,957
(Loss) income from discontinued operations, net of tax	(203)	91	(404)	(631)
Net income	3,158	14,095	1,956	37,326
Net loss attributable to noncontrolling interest	—	(359)	(1,230)	(1,348)
Net income attributable to EZCORP, Inc.	$3,158	$14,454	$3,186	$38,674

Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.06	$0.26	$0.06	$0.72
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.06	$0.25	$0.06	$0.69

Weighted-average basic shares outstanding	55,445	54,464	55,306	54,453
Weighted-average diluted shares outstanding	55,487	57,954	55,327	57,080
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

	(Unaudited)
	(in thousands)
Net income	$3,158	$14,095	$1,956	$37,326
Other comprehensive gain (loss):
Foreign currency translation gain (loss), net of income tax expense (benefit) for our investment in unconsolidated affiliate of $45 and ($470) for the three and nine months ended June 30, 2019 respectively, and ($135) and $76 for the three and nine months ended June 30, 2018, respectively.	2,024	(7,464)	(5,570)	(7,993)
Comprehensive income	5,182	6,631	(3,614)	29,333
Comprehensive loss attributable to noncontrolling interest	—	(358)	(1,230)	(1,241)
Comprehensive income attributable to EZCORP, Inc.	$5,182	$6,989	$(2,384)	$30,574
See accompanying notes to unaudited interim condensed consolidated financial statements.
EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2017)
	(in thousands)
Balances as of September 30, 2017	54,398	$544	$348,532	$347,885	$(38,157)	$(2,449)	$656,355
Stock compensation	—	—	2,889	—	—	—	2,889
Release of restricted stock	66	1	—	—	—	—	1
Taxes paid related to net share settlement of equity awards	—	—	(311)	—	—	—	(311)
Foreign currency translation loss	—	—	—	—	(6,434)	(40)	(6,474)
Net income (loss)	—	—	—	12,639	—	(615)	12,024
Balances as of December 31, 2017	54,464	$545	$351,110	$360,524	$(44,591)	$(3,104)	$664,484
Stock compensation	—	—	2,588	—	—	—	2,588
Reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act	—	—	—	1,455	(1,455)	—	—
Foreign currency translation gain	—	—	—	—	5,799	146	5,945
Net income (loss)	—	—	—	11,581	—	(374)	11,207
Balances as of March 31, 2018	54,464	$545	$353,698	$373,560	$(40,247)	$(3,332)	$684,224
Stock compensation	—	—	2,673	—	—	—	2,673
Foreign currency translation (loss) gain	—	—	—	—	(7,465)	1	(7,464)
Equity portion of convertible notes	—	—	39,057	—	—	—	39,057
Net income (loss)	—	—	—	14,454	—	(359)	14,095
Balances as of June 30, 2018	54,464	$545	$395,428	$388,014	$(47,712)	$(3,690)	$732,585

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2018)
	(in thousands)
Balances as of September 30, 2018	54,585	$546	$397,927	$386,622	$(42,356)	$(3,331)	$739,408
Stock compensation	—	—	2,247	—	—	—	2,247
Release of restricted stock	860	8	—	—	—	—	8
Taxes paid related to net share settlement of equity awards	—	—	(3,288)	—	—	—	(3,288)
Transfer of subsidiary shares to noncontrolling interest	—	—	3,195	—	—	(3,195)	—
Foreign currency translation loss	—	—	—	—	(6,383)	—	(6,383)
Net loss	—	—	—	(3,366)	—	(477)	(3,843)
Balances as of December 31, 2018	55,445	$554	$400,081	$383,256	$(48,739)	$(7,003)	$728,149
Stock compensation	—	—	2,424	—	—	—	2,424
Deconsolidation of subsidiary	—	—	—	—	—	7,756	7,756
Foreign currency translation loss	—	—	—	—	(1,211)	—	(1,211)
Net income (loss)	—	—	—	3,394	—	(753)	2,641
Balances as of March 31, 2019	55,445	$554	$402,505	$386,650	$(49,950)	$—	$739,759
Stock compensation	—	—	2,375	—	—	—	2,375
Foreign currency translation gain	—	—	—	—	2,024	—	2,024
Net income	—	—	—	3,158	—	—	3,158
Balances as of June 30, 2019	55,445	$554	$404,880	$389,808	$(47,926)	$—	$747,316
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2019	2018

	(Unaudited)
	(in thousands)
Operating activities:
Net income	$1,956	$37,326
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	21,114	18,298
Amortization of debt discount and deferred financing costs	16,613	12,126
Accretion of notes receivable discount and deferred compensation fee	(3,788)	(7,222)
Deferred income taxes	5,003	3,135
Impairment of investment in unconsolidated affiliate	19,725	—
Other adjustments	1,875	1,948
Reserve on jewelry scrap receivable	3,646	—
Stock compensation expense	7,036	8,216
Income from investment in unconsolidated affiliates	(632)	(3,477)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	1,301	2,609
Inventory	1,377	988
Prepaid expenses, other current assets and other assets	(4,194)	(3,356)
Accounts payable, accrued expenses and other liabilities	(1,477)	(4,624)
Customer layaway deposits	949	935
Income taxes, net of excess tax benefit from stock compensation	(5,527)	2,419
Net cash provided by operating activities	64,977	69,321
Investing activities:
Loans made	(542,512)	(512,914)
Loans repaid	328,079	318,636
Recovery of pawn loan principal through sale of forfeited collateral	211,979	202,078
Additions to property and equipment, net	(24,568)	(33,917)
Acquisitions, net of cash acquired	(8,116)	(93,165)
Investment in unconsolidated affiliate	—	(14,036)
Principal collections on notes receivable	21,900	16,210
Net cash used in investing activities	(13,238)	(117,108)
Financing activities:
Taxes paid related to net share settlement of equity awards	(3,288)	(311)
Proceeds from borrowings, net of issuance costs	1,064	170,496
Payments on borrowings	(195,877)	(28)
Net cash (used in) provided by financing activities	(198,101)	170,157
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(294)	(1,493)
Net (decrease) increase in cash, cash equivalents and restricted cash	(146,656)	120,877
Cash, cash equivalents and restricted cash at beginning of period	285,578	163,868
Cash, cash equivalents and restricted cash at end of period	$138,922	$284,745

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$221,940	$197,163

See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
June 30, 2019
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
Our business is subject to seasonal variations, and operating results for the three and nine months ended June 30, 2019 and 2018 (the "current quarter" and "current year-to-date period" and "prior-year quarter" and "prior-year nine-months," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
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

Corrections to Prior Period Financial Statements
During the second quarter of fiscal 2019, we identified errors in our previously reported financial statements during the ordinary course of account reviews and subsequent investigation of related accounts. None of the identified errors was material to any previously reported period. These have now been corrected in all periods presented. The errors related primarily to the overstatement of historical balances of pawn service charges receivable resulting from errors in the configuration of information technology reports. These errors resulted in an overstatement of October 1, 2017 beginning retained earnings of $3.8 million. The impact of these corrections on the condensed consolidated financial statements is as follows (in thousands except per share amounts):
Condensed Consolidated Balance Sheets

	June 30, 2018
	As Previously Reported	Corrections	As Corrected

Cash and cash equivalents	$285,031	$(538)	$284,493
Pawn service charges receivable, net	33,388	(6,949)	26,439
Prepaid expenses and other current assets	43,448	260	43,708
Goodwill	292,544	1,791	294,335
Deferred tax asset, net	616	1,245	1,861
Accounts payable, accrued expenses and other current liabilities	61,813	(218)	61,595
Retained earnings	392,315	(4,301)	388,014
Accumulated other comprehensive loss	(48,040)	328	(47,712)
Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2018
	As Previously Reported	Corrections	As Corrected

Pawn service charges	$72,874	$(330)	$72,544
Operations expense	83,032	(100)	82,932
Income from continuing operations before income taxes	15,736	(230)	15,506
Income tax expense	1,553	(51)	1,502
Income from continuing operations, net of tax	14,183	(179)	14,004
Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.27	$(0.01)	$0.26
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.25	$—	$0.25

	Nine Months Ended June 30, 2018
	As Previously Reported	Corrections	As Corrected

Pawn service charges	$223,601	$(1,004)	$222,597
Operations expense	248,802	(44)	248,758
Administrative expense	39,927	(239)	39,688
Income from continuing operations before income taxes	53,388	(721)	52,667
Income tax expense	14,911	(201)	14,710
Income from continuing operations, net of tax	38,477	(520)	37,957
Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.73	$(0.01)	$0.72
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.70	$(0.01)	$0.69

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended June 30, 2018
	As Previously Reported	Corrections	As Corrected

Net income	$37,846	$(520)	$37,326
Service charges and fees receivable	1,601	1,008	2,609
Accounts payable, accrued expenses and other liabilities	(4,245)	(379)	(4,624)
Income taxes, net of excess tax benefit from stock compensation	2,586	(167)	2,419
Net cash provided by operating activities*	69,379	(58)	69,321
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,541)	48	(1,493)

*	As previously reported amount includes the impact of adoption of accounting policies described below.
Recently Adopted Accounting Policies

•
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-15, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance in Accounting Standards Codification ("ASC") 350-40 to determine which implementation costs to defer and recognize as an asset. This ASU generally aligns the guidance on recognizing implementation costs incurred in a cloud computing arrangement that is a service contract with that for implementation costs incurred to develop or obtain internal-use software, including hosting arrangements that include an internal-use software license. Our hosting arrangements that are service contracts include various third-party software applications. We adopted this ASU during the first quarter of fiscal 2019 on a prospective basis for all service contracts entered into after adoption, with no material impact upon adoption.

•
In November 2016, the FASB issued ASU 2016-18 Statement of Cash Flows (Topic 230): Restricted Cash. This ASU requires the inclusion of restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. We adopted this ASU during the first quarter of fiscal 2019 with no impact on our financial position or results of operations. However, we have recast our statements of cash flows on a retrospective basis to include restricted cash when reconciling the beginning-of-period and end-of-period total amounts.

•
In August 2016, the FASB issued ASU 2016-15 Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This ASU provides guidance on eight specific cash flow issues. We adopted this ASU during the first quarter of fiscal 2019 on a prospective basis with no impact on our financial position, results of operations or cash flows.

•
In May 2016, the FASB issued ASU 2016-01, Financial Instruments (Subtopic 825-10). The amendments in this ASU make targeted improvements to GAAP primarily as it pertains to equity investments (not including equity method of accounting), fair value disclosures, balance sheet presentation, and other items pertaining to financial instruments. We adopted this ASU during the first quarter of fiscal 2019 on a prospective basis, as applicable, with no impact on our financial position, results of operations or cash flows upon adoption.

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
Merchandise and Related Sales Revenue
This revenue stream involves the sale of merchandise to retail customers in our pawn stores. The performance obligation is the delivery of the merchandise to the customer. Revenue and the related cost of merchandise sold is recognized at the time of sale. Customers have a limited period of time to return merchandise for a refund or exchange, and actual returns for refunds are insignificant. Sales and value added tax collected on the sale of merchandise is excluded from the amount recognized as sales and instead recorded as a liability in “Accounts payable, accrued expenses and other current liabilities” in our condensed consolidated balance sheets until remitted to the appropriate governmental authorities.
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
Recently Issued Accounting Pronouncements

•
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU, along with subsequently issued related ASUs, requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A reporting entity should generally apply the amendment on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting periods in which the amendment is effective. We have not identified any impacts to our financial statements that we believe will be material as a result of the adoption of the ASU, although we continue to evaluate the impact of adoption. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption of this ASU which is effective for fiscal 2021.

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
NOTE 2: ACQUISITIONS
Fiscal 2019 Acquisitions
In June 2019, we acquired assets related to seven pawn stores operating under the name "Metro Pawn" in Nevada, entering the Reno market and expanding our presence in the Las Vegas metropolitan area, for an aggregate purchase price of $7.0 million in cash, of which $3.6 million was recorded as goodwill. In December 2018, we acquired assets related to five pawn stores in Mexico, for an aggregate purchase price of $0.3 million in cash, of which $0.1 million was recorded as goodwill. We have concluded that these acquisitions were immaterial to our overall consolidated financial results and, therefore, have omitted certain information that would otherwise be required.
Fiscal 2018 Acquisition of Camira Administration Corp. and Subsidiaries (“GPMX”)
On October 6, 2017, we completed the acquisition of 100% of the outstanding stock of Camira Administration Corp. and subsidiaries (“GPMX”), a business that, at the time, owned and operated 112 stores located in Guatemala, El Salvador, Honduras and Peru for a total purchase price of $61.7 million. The GPMX acquisition significantly expanded our store base into Latin American countries outside of Mexico and provides us with a platform for further growth in the region. The accompanying condensed consolidated results of operations for the current year-to-date period include the results of operations for GPMX, while the comparable prior-year period includes the results of GPMX for the period October 6, 2017 to June 30, 2018, affecting comparability of fiscal 2019 and 2018 year-to-date amounts. We have performed a valuation analysis of identifiable assets acquired and liabilities assumed and allocated the total consideration based on the fair values of those identifiable assets and liabilities.
All Other Fiscal 2018 Acquisitions
On June 25, 2018, June 11, 2018 and December 4, 2017, we acquired pawn stores operating in Mexico under the names “Montepio San Patricio,” "Presta Dinero" and "Bazareño," respectively. These acquisitions significantly strengthened our competitive position in existing regions, gave us a presence in new regions and allowed us to achieve synergies in management and administration. The accompanying condensed consolidated results of operations for the current year-to-date period include the results of operations for these acquisitions, while the comparable prior-year periods only include the results of Bazareño for the period December 4, 2017 to June 30, 2018, affecting comparability of fiscal 2019 and 2018 amounts.
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

NOTE 3: EARNINGS PER SHARE
Components of basic and diluted earnings per share and excluded antidilutive potential common shares are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP (A)	$3,361	$14,363	$3,590	$39,305
(Loss) income from discontinued operations, net of tax (B)	(203)	91	(404)	(631)
Net income attributable to EZCORP (C)	$3,158	$14,454	$3,186	$38,674

Weighted-average outstanding shares of common stock (D)	55,445	54,464	55,306	54,453
Dilutive effect of restricted stock and 2024 Convertible Notes*	42	3,490	21	2,627
Weighted-average common stock and common stock equivalents (E)	55,487	57,954	55,327	57,080

Basic earnings per share attributable to EZCORP:
Continuing operations (A / D)	$0.06	$0.26	$0.06	$0.72
Discontinued operations (B / D)	—	—	—	(0.01)
Basic earnings per share (C / D)	$0.06	$0.26	$0.06	$0.71

Diluted earnings per share attributable to EZCORP:
Continuing operations (A / E)	$0.06	$0.25	$0.06	$0.69
Discontinued operations (B / E)	—	—	—	(0.01)
Diluted earnings per share (C / E)	$0.06	$0.25	$0.06	$0.68

Potential common shares excluded from the calculation of diluted earnings per share above*:
Restricted stock**	2,891	3,569	2,804	3,375

*	See Note 6 for discussion of the terms and conditions of the potential impact of the 2019 Convertible Notes Warrants, 2024 Convertible Notes and 2025 Convertible Notes.

**
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

NOTE 4: STRATEGIC INVESTMENTS
As of June 30, 2019, we owned 214,183,714 shares, or approximately 34.75%, of Cash Converters International Limited ("Cash Converters International"). The following tables present summary financial information for Cash Converters International’s most recently reported results after translation to U.S. dollars:

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

Through the first three quarters of fiscal 2019, the fair value of our investment in Cash Converters International, as estimated by reference to its quoted market price per share and the applicable foreign currency exchange rate, declined from its value at September 30, 2018 and ended each quarter below its carrying value. As of March 31, 2019 and December 31, 2018, we determined that our investment was impaired and that such impairment was "other-than-temporary." In reaching this conclusion, we considered all available evidence, including evidence in existence as of September 30, 2018 as discussed in Note 4 of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended September 30, 2018. Additionally, we noted the following developments subsequent to September 30, 2018: (i) continued decline in Cash Converters International's share price; and (ii) ongoing uncertainty around the remaining Queensland, Australia class action lawsuit. As a result, we recognized "other-than-temporary" impairments in Cash Converters International of $13.3 million ($10.3 million, net of taxes) and $6.5 million ($5.0 million, net of taxes) during the first and second quarters of fiscal 2019, respectively. As of June 30, 2019, we determined that our investment was impaired by $3.8 million and that such impairment was not "other-than-temporary." In reaching this conclusion, we considered all available evidence including primarily the time and extent to which our investment was impaired during the current quarter. Should the value of our investment continue to decline further, we may record additional impairments.
The above impairments increased the difference between the amount at which our investment was carried and the amount of underlying equity in net assets of Cash Converters International and was recorded in “Impairment of investment in unconsolidated affiliate” in our condensed consolidated statements of operations in the “Other International” segment. We will continue to monitor the fair value of our investment in Cash Converters International for "other-than-temporary" impairments in future reporting periods and may record additional impairment charges should the fair value of our investment in Cash Converters International further decline below its carrying value for an extended period of time. See Note 5 for the fair value and carrying value of our investment in Cash Converters International.

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
Recurring Fair Value Measurements
The tables below present our financial assets (liabilities) that were carried and measured at fair value on a recurring basis:

Financial Assets (Liabilities)	Balance Sheet Location	June 30, 2019	June 30, 2018	September 30, 2018

		(in thousands)
2019 Convertible Notes Hedges — Level 2	Prepaid expenses and other current assets	$—	$7,491	$2,552
2019 Convertible Notes Embedded Derivative — Level 2	Current maturities of long-term debt, net	—	(7,491)	(2,552)

We repaid our outstanding 2.125% Cash Convertible Senior Notes Due 2019 in June 2019 with expiration of the associated cash-settled call options (the “2019 Convertible Notes Hedges”) and the 2019 Convertible Notes derivative instrument (the “2019 Convertible Notes Embedded Derivative”).
There were no transfers in or out of Level 1, Level 2 or Level 3 for financial assets or liabilities measured at fair value on a recurring basis during the periods presented.
Financial Assets and Liabilities Not Measured at Fair Value
The tables below present our financial assets and liabilities that were not measured at fair value on a recurring basis:

	Carrying Value	Estimated Fair Value
	June 30, 2019	June 30, 2019	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$18,744	$19,517	$—	$—	$19,517
Zero-coupon convertible promissory note due January 2021	7,226	7,226	—	—	7,226
2.89% promissory note receivable due April 2024	1,108	1,108	—	—	1,108
Investments in unconsolidated affiliates	30,922	27,158	24,464	—	2,694

Financial liabilities:
2024 Convertible Notes	$109,909	$161,719	$—	$161,719	$—
2025 Convertible Notes	124,542	159,873	—	159,873	—
8.5% unsecured debt due 2024	1,148	1,148	—	—	1,148
CASHMAX secured borrowing facility	65	804	—	—	804

	Carrying Value	Estimated Fair Value
	June 30, 2018	June 30, 2018	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$51,338	$57,116	$—	$—	$57,116
Investments in unconsolidated affiliates	61,056	49,205	49,205	—	—

Financial liabilities:
2019 Convertible Notes	$184,823	$197,925	$—	$197,925	$—
2024 Convertible Notes	104,562	195,974	—	195,974	—
2025 Convertible Notes	118,335	168,464	—	168,464	—

	Carrying Value	Estimated Fair Value
	September 30, 2018	September 30, 2018	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$37,425	$41,153	$—	$—	$41,153
Investments in unconsolidated affiliates	49,500	49,500	49,500	—	—

Financial liabilities:
2019 Convertible Notes	$187,433	$189,150	$—	$189,150	$—
2024 Convertible Notes	105,858	180,399	—	180,399	—
2025 Convertible Notes	119,736	161,253	—	161,253	—
8.5% unsecured debt due 2024	1,304	1,304	—	—	1,304

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

•
A $9.1 million non-interest bearing convertible promissory note due January 2021, which is automatically convertible into a 10% equity interest when RDC has received a qualified third party investment. This note was recorded at its fair value of $6.8 million in "Notes receivable, net" in our condensed consolidated balance sheets and will accrete to par value through maturity unless converted.

In conjunction with the deconsolidation and recording of the above amounts, we recognized a loss of $0.3 million, included in "Other income" in our condensed consolidated statements of operations included in our "Other International" segment and in "Other adjustments" in our condensed consolidated statements of cash flows for the current year-to-date period. The retained equity interest, call option and convertible promissory note are valued using weighted discounted cash flow and market approaches using Level 3 inputs. Significant increases or decreases in the underlying assumptions used to value these interests could significantly increase or decrease the fair value estimate.

In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024.
Subsequent to the sale of Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") to Alpha Holding, S.A. de C.V. (“AlphaCredit”) in September 2016, we determined that we retained a variable interest in Grupo Finmart including notes receivable. We determined that we are not the primary beneficiary of Grupo Finmart subsequent to its disposition as we lack a controlling financial interest in Grupo Finmart. We measured the fair value of the notes receivable as of June 30, 2019 under a discounted cash flow approach considering the estimated credit ratings for Grupo Finmart and AlphaCredit and as determined with external consultation, with discount rates of primarily 7%. Certain of the significant inputs used for the valuation were not observable in the market. Included in the fair value of the notes receivable is the estimated fair value of the deferred compensation fee negotiated in September 2017. Significant increases or decreases in the underlying assumptions used to value the notes receivable could significantly increase or decrease these fair value estimates.
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
We measured the fair value of the 2024 and 2025 Convertible Notes using quoted price inputs. The notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.
NOTE 6: DEBT
The following tables present our debt instruments outstanding as well as future principal payments due, contractual maturities and interest expense:

	June 30, 2019			June 30, 2018			September 30, 2018
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
2019 Convertible Notes	$—	$—	$—	$195,000	$(10,177)	$184,823	$195,000	$(7,567)	$187,433
2019 Convertible Notes Embedded Derivative	—	—	—	7,491	—	7,491	2,552	—	2,552
2024 Convertible Notes	143,750	(33,841)	109,909	143,750	(39,188)	104,562	143,750	(37,892)	105,858
2025 Convertible Notes	172,500	(47,958)	124,542	172,500	(54,165)	118,335	172,500	(52,764)	119,736
8.5% unsecured debt due 2024*	1,148	—	1,148	—	—	—	1,304	—	1,304
Other debt	—	—	—	3,482	—	3,482	—	—	—
CASHMAX secured borrowing facility*	804	(739)	65	—	—	—	—	—	—
Total	$318,202	$(82,538)	$235,664	$522,223	$(103,530)	$418,693	$515,106	$(98,223)	$416,883
Less current portion	215	—	215	205,973	(10,177)	195,796	197,748	(7,567)	190,181
Total long-term debt	$317,987	$(82,538)	$235,449	$316,250	$(93,353)	$222,897	$317,358	$(90,656)	$226,702

*	Amount translated from Guatemalan quetzals and Canadian dollars as of applicable period end. Certain disclosures omitted due to materiality considerations.

	Schedule of Contractual Maturities
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
2024 Convertible Notes*	143,750	—	—	143,750	—
2025 Convertible Notes*	172,500	—	—	172,500	—
8.5% unsecured debt due 2024	1,148	215	430	430	73
CASHMAX secured borrowing facility	804	—	804	—	—
	$318,202	$215	$1,234	$316,680	$73

*	Excludes the potential impact of embedded derivatives.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018

	(in thousands)
2019 Convertible Notes:
Contractual interest expense	$896	$1,069	$3,034	$3,207
Amortization of debt discount and deferred financing costs	2,314	2,527	7,567	7,470
Total interest expense	$3,210	$3,596	$10,601	$10,677

2024 Convertible Notes:
Contractual interest expense	$1,033	$1,033	$3,099	$3,099
Amortization of debt discount and deferred financing costs	1,376	1,275	4,051	3,756
Total interest expense	$2,409	$2,308	$7,150	$6,855

2025 Convertible Notes:
Contractual interest expense	$1,024	$535	$3,072	$535
Amortization of debt discount and deferred financing costs	1,630	836	4,806	836
Total interest expense	$2,654	$1,371	$7,878	$1,371
2.375% Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”). The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the "2018 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the "2025 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. The carrying amount of the 2025 Convertible Notes as a separate equity-classified instrument (the “2025 Convertible Notes Embedded Derivative”) included in “Additional paid-in capital” in our condensed consolidated balance sheets of June 30, 2019 was $39.0 million. The effective interest rate for the three and nine months ended June 30, 2019 was approximately 9%. As of June 30, 2019, the remaining unamortized debt discount and issuance costs will be amortized through the 2025 Maturity Date assuming no early conversion.
The 2025 Convertible Notes are convertible into cash or shares of Class A Non-Voting Common Stock ("Class A Common Stock"), or any combination thereof, at our option subject to satisfaction of certain conditions and during the periods described in the 2018 Indenture, based on an initial conversion rate of 62.8931 shares of Class A Common Stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of $15.90 per share of our Class A Common Stock). We account for the Class A Common Stock issuable upon conversion under the treasury stock method. To the extent our average share price is over $15.90 per share for any fiscal quarter or year-to-date period, we are required to recognize incremental dilution of our earnings per share.
If, among other triggers described in the 2018 Indenture, the market price of our Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2025 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2025 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of June 30, 2019. As of June 30, 2019, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the "2017 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the "2024 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. The carrying amount of the 2024 Convertible Notes as a separate equity-classified instrument (the “2024 Convertible Notes Embedded Derivative”) included in “Additional paid-in capital” in our condensed consolidated balance sheets of June 30, 2019 was $25.3 million. The effective interest rate for the three and nine months ended June 30, 2019 was approximately 9%. As of June 30, 2019, the remaining unamortized debt discount and issuance costs will be amortized through the 2024 Maturity Date assuming no early conversion.
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
If, among other triggers described in the 2017 Indenture, the market price of our Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2024 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2024 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of June 30, 2019. As of June 30, 2019, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
2.125% Cash Convertible Senior Notes Due 2019
In June 2014, we issued $200 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the "2019 Convertible Notes"), with an additional $30 million principal amount of 2019 Convertible Notes issued in July 2014. In July 2017, we used $34.4 million of net proceeds from the 2024 Convertible Notes offering to repurchase and retire $35.0 million aggregate principal amount of 2019 Convertible Notes. The 2019 Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the "2014 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. The 2019 Convertible Notes were issued in a private offering and resold under Rule 144A under the Securities Act of 1933. The 2019 Convertible Notes paid interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year. The 2019 Convertible Notes matured on June 15, 2019 (the "2019 Maturity Date"), and the remaining $195.0 million aggregate principal amount outstanding plus accrued interest was repaid using cash on hand. The effective interest rate for the three and nine months ended June 30, 2019 was approximately 8%. The cash-settled call options (the “2019 Convertible Notes Hedges”) purchased in conjunction with the issuance of the 2019 Convertible Notes expired worthless.
2019 Convertible Notes Warrants
In connection with the issuance of the 2019 Convertible Notes, we also sold net-share-settled warrants (the “2019 Convertible Notes Warrants”). The 2019 Convertible Notes Warrants allow for the purchase of up to approximately 12.1 million shares of our Class A Common Stock at a strike price of $20.83 per share. We account for the Class A Common Stock issuable upon exercise under the treasury stock method. As a result of the 2019 Convertible Notes Warrants, we are required to recognize incremental dilution of our earnings per share to the extent our average share price is over $20.83 for any fiscal quarter. The 2019 Convertible Notes Warrants expire on various dates from September 2019 through February 2020 and must be settled in net shares of our Class A Common Stock.

CASHMAX Secured Borrowing Facility
In November 2018, we entered into a receivables securitization facility with a third-party lender (the "lender") to provide funding for installment loan originations in our Canadian CASHMAX business. Under the facility, an unconsolidated variable interest entity (the "trust") has the right, subject to various conditions, to borrow up to CAD $25 million from the lender (the "third-party loan") and use the proceeds to purchase interests in installment loan receivables generated by CASHMAX. The trust uses collections on the transferred receivables to pay various amounts in accordance with an agreed priority arrangement, including expenses, its obligations under the third-party loan and, to the extent available, amounts owned to CASHMAX with respect to the purchase price of the transferred receivables and CASHMAX's retained interest in the receivables. CASHMAX has no obligation with respect to the third-party loan or the transferred receivables except to (a) service the underlying installment loans on behalf of the trust and (b) pay amounts owing under or repurchase the underlying installment loans in the event of a breach by CASHMAX or in certain other limited circumstances. The facility is generally nonrecourse to EZCORP, allows borrowing through November 2019, and fully matures in November 2021. The amount outstanding under the facility as of June 30, 2019 was $0.8 million.
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
In the current quarter, we granted our seven new non-employee directors a total of 60,088 restricted stock awards with a grant date fair value of primarily $10.64 per share. In November 2018, we granted 59,812 restricted stock awards to non-employee directors with a grant date fair value of $9.18 per share. The awards granted to non-employee directors vest on September 30, 2019 and are subject only to service conditions.
In November 2018, we granted 971,615 restricted stock unit awards to employees with a grant date fair value of primarily $9.18 per share. The awards granted to employees vest on September 30, 2021, subject to the achievement of certain adjusted net income and adjusted diluted earnings per share performance targets. As of June 30, 2019, we considered the achievement of these performance targets probable.
The number of long-term incentive award shares and units granted are generally determined based on our share price as of October 1 each year, which was $10.51 for these fiscal 2019 awards.
NOTE 8: CONTINGENCIES
Currently and from time to time, we are involved in various claims, suits, investigations and legal proceedings, including the lawsuit described below. While we are unable to determine the ultimate outcome of any current litigation or regulatory actions (except as noted below), we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity.
Federal Securities Litigation — In July 2015 and August 2015, two substantially identical lawsuits were filed in the United States District Court for the Western District of Texas. Those lawsuits were subsequently consolidated into a single action under the caption In re EZCORP, Inc. Securities Litigation (Master File No. 1:15-cv-00608-SS). The original complaint related to the Company’s announcement on July 17, 2015 that it will restate its financial statements for fiscal 2014 and the first quarter of fiscal 2015, and alleged generally that the Company issued materially false or misleading statements concerning the Company, its finances, business operations and prospects and that the Company misrepresented the financial performance of the Grupo Finmart business.
In January 2016, the plaintiffs filed an Amended Class Action Complaint (the "Amended Complaint"), which asserted that the Company and Mark E. Kuchenrither, our former Chief Financial Officer, violated Section 10(b) of the Securities Exchange Act and Rule 10b-5, issued materially false or misleading statements concerning the Company and its internal controls, specifically regarding the financial performance of Grupo Finmart. The plaintiffs also allege that Mr. Kuchenrither, as a controlling person of the Company, violated Section 20(a) of the Securities Exchange Act.
In October 2016, the Court granted the defendants’ motion to dismiss and dismissed the Amended Complaint without prejudice. In November 2016, the plaintiffs filed a Second Amended Consolidated Class Action Complaint (“Second Amended Complaint”), raising the same claims previously dismissed by the Court, but reducing the class period (November 7, 2013 to October 20, 2015 instead of November 6, 2012 to October 20, 2015). In May 2017, the Court granted the defendants’ motion to dismiss with regard to claims related to accounting errors relating to Grupo Finmart’s bad debt reserve calculations for

“nonperforming” loans, but denied the motion to dismiss with regard to claims relating to accounting errors related to certain sales of loan portfolios to third parties.
Following discovery on the surviving claims, the plaintiff filed a Motion for Leave to File a Third Amended Complaint, seeking to revive the "nonperforming" loan claims that the Court previously dismissed, and on July 26, 2018, the Court granted the plaintiff's motion for leave to amend, thus accepting the Third Amended Consolidated Class Action Complaint. The Court issued an order certifying the class and approving the class representative and class counsel in February 2019, and we appealed that order to the U.S. Fifth Circuit Court of Appeals, which appeal was granted in March 2019.
On May 30, 2019, the parties agreed to a mediated settlement of all remaining claims and entered into a Memorandum of Understanding regarding that settlement. The proposed settlement provides for the payment of $4.875 million by the defendants (which will be covered by applicable directors' and officers' liability insurance). The accrued settlement and offsetting insurance receivable are included in "Accounts payable, accrued expenses and other current liabilities" and "Prepaid expenses and other current assets" in our condensed consolidated balance sheets as of June 30, 2019. On July 18, 2019, the parties entered into a Stipulation and Agreement of Settlement reflecting the terms of the agreed settlement and the lead plaintiff filed an unopposed motion requesting the Court to preliminarily approve the proposed settlement and set a settlement fairness hearing. The parties are awaiting the Court's action on that motion. The proposed settlement remains subject to several conditions, including Court approval.

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

	Three Months Ended June 30, 2019
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$83,904	$19,998	$—	$103,902	$—	$103,902
Jewelry scrapping sales	13,889	4,323	—	18,212	—	18,212
Pawn service charges	58,635	20,345	—	78,980	—	78,980
Other revenues	34	67	1,270	1,371	—	1,371
Total revenues	156,462	44,733	1,270	202,465	—	202,465
Merchandise cost of goods sold	52,855	17,416	—	70,271	—	70,271
Jewelry scrapping cost of goods sold	11,599	4,166	—	15,765	—	15,765
Other cost of revenues	—	—	576	576	—	576
Net revenues	92,008	23,151	694	115,853	—	115,853
Segment and corporate expenses (income):
Operations	65,449	18,284	994	84,727	—	84,727
Administrative	—	—	—	—	15,053	15,053
Depreciation and amortization	2,934	1,626	72	4,632	2,622	7,254
Loss (gain) on sale or disposal of assets and other	4	(8)	6	2	22	24
Interest expense	—	1,491	76	1,567	8,265	9,832
Interest income	—	(376)	—	(376)	(2,796)	(3,172)
Equity in net income of unconsolidated affiliates	—	—	(1,320)	(1,320)	—	(1,320)
Other (income) expense	—	34	6	40	(44)	(4)
Segment contribution	$23,621	$2,100	$860	$26,581
Income from continuing operations before income taxes				$26,581	$(23,122)	$3,459

	Three Months Ended June 30, 2018
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$83,898	$20,839	$—	$104,737	$—	$104,737
Jewelry scrapping sales	17,813	2,615	—	20,428	—	20,428
Pawn service charges	55,536	17,008	—	72,544	—	72,544
Other revenues	55	245	1,603	1,903	—	1,903
Total revenues	157,302	40,707	1,603	199,612	—	199,612
Merchandise cost of goods sold	52,340	14,556	—	66,896	—	66,896
Jewelry scrapping cost of goods sold	15,329	2,296	—	17,625	—	17,625
Other cost of revenues	—	—	349	349	—	349
Net revenues	89,633	23,855	1,254	114,742	—	114,742
Segment and corporate expenses (income):
Operations	65,257	14,997	2,678	82,932	—	82,932
Administrative	—	—	—	—	13,268	13,268
Depreciation and amortization	3,010	951	48	4,009	2,115	6,124
Loss on sale or disposal of assets and other	74	26	—	100	214	314
Interest expense	—	3	—	3	7,391	7,394
Interest income	—	(672)	—	(672)	(3,686)	(4,358)
Equity in net income of unconsolidated affiliates	—	—	(1,151)	(1,151)	—	(1,151)
Other income	—	(103)	—	(103)	(5,184)	(5,287)
Segment contribution (loss)	$21,292	$8,653	$(321)	$29,624
Income from continuing operations before income taxes				$29,624	$(14,118)	$15,506

	Nine Months Ended June 30, 2019
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$275,639	$70,547	$—	$346,186	$—	$346,186
Jewelry scrapping sales	28,357	9,516	—	37,873	—	37,873
Pawn service charges	184,658	59,640	—	244,298	—	244,298
Other revenues	125	134	4,274	4,533	—	4,533
Total revenues	488,779	139,837	4,274	632,890	—	632,890
Merchandise cost of goods sold	172,931	52,252	—	225,183	—	225,183
Jewelry scrapping cost of goods sold	23,680	8,968	—	32,648	—	32,648
Other cost of revenues	—	—	1,467	1,467	—	1,467
Net revenues	292,168	78,617	2,807	373,592	—	373,592
Segment and corporate expenses (income):
Operations	200,884	54,703	6,169	261,756	—	261,756
Administrative	—	—	—	—	46,795	46,795
Depreciation and amortization	8,951	4,543	190	13,684	7,430	21,114
Loss on sale or disposal of assets and other	2,856	743	22	3,621	22	3,643
Interest expense	—	1,570	280	1,850	25,362	27,212
Interest income	—	(1,226)	—	(1,226)	(8,411)	(9,637)
Equity in net income of unconsolidated affiliates	—	—	(632)	(632)	—	(632)
Impairment of investment in unconsolidated affiliates	—	—	19,725	19,725	—	19,725
Other (income) expense	—	(63)	290	227	(348)	(121)
Segment contribution (loss)	$79,477	$18,347	$(23,237)	$74,587
Income from continuing operations before income taxes				$74,587	$(70,850)	$3,737

	Nine Months Ended June 30, 2018
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$270,145	$63,125	$—	$333,270	$—	$333,270
Jewelry scrapping sales	34,515	9,651	—	44,166	—	44,166
Pawn service charges	174,180	48,417	—	222,597	—	222,597
Other revenues	205	588	5,354	6,147	—	6,147
Total revenues	479,045	121,781	5,354	606,180	—	606,180
Merchandise cost of goods sold	166,965	43,318	—	210,283	—	210,283
Jewelry scrapping cost of goods sold	28,683	8,853	—	37,536	—	37,536
Other cost of revenues	—	—	1,273	1,273	—	1,273
Net revenues	283,397	69,610	4,081	357,088	—	357,088
Segment and corporate expenses (income):
Operations	196,635	44,847	7,276	248,758	—	248,758
Administrative	—	—	—	—	39,688	39,688
Depreciation and amortization	9,340	2,712	142	12,194	6,104	18,298
Loss on sale or disposal of assets and other	197	31	—	228	225	453
Interest expense	—	6	—	6	19,064	19,070
Interest income	—	(2,072)	—	(2,072)	(10,824)	(12,896)
Equity in net income of unconsolidated affiliates	—	—	(3,477)	(3,477)	—	(3,477)
Other (income) expense	(3)	11	(118)	(110)	(5,363)	(5,473)
Segment contribution	$77,228	$24,075	$258	$101,561
Income from continuing operations before income taxes				$101,561	$(48,894)	$52,667

NOTE 10: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION AND OTHER
Supplemental Consolidated Financial Information
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

	June 30, 2019	June 30, 2018	September 30, 2018

	(in thousands)
Gross pawn service charges receivable	$39,443	$36,079	$40,719
Allowance for uncollectible pawn service charges receivable	(9,596)	(9,640)	(9,760)
Pawn service charges receivable, net	$29,847	$26,439	$30,959

Gross inventory	$184,886	$160,159	$176,198
Inventory reserves	(9,084)	(9,014)	(9,201)
Inventory, net	$175,802	$151,145	$166,997

Prepaid expenses and other	$13,189	$10,836	$9,705
Accounts receivable and other	20,335	25,129	18,901
Income taxes receivable	3,841	—	2,031
Restricted cash	—	252	267
2019 Convertible Notes Hedges	—	7,491	2,552
Prepaid expenses and other current assets	$37,365	$43,708	$33,456

Property and equipment, gross	$260,216	$248,880	$253,022
Accumulated depreciation	(194,002)	(177,293)	(179,373)
Property and equipment, net	$66,214	$71,587	$73,649

Accounts payable	$18,329	$12,381	$10,500
Accrued expenses and other	41,652	49,214	47,458
Accounts payable, accrued expenses and other current liabilities	$59,981	$61,595	$57,958

Jewelry Scrap Receivable
In November 2018, our principal refiner that processed our scrap jewelry announced Chapter 11 bankruptcy restructuring proceedings in the U.S. As of June 30, 2019, we had a reserve against receivables from this refiner of $3.6 million which is included in "Loss on sale or disposal of assets and other" and "Reserve on jewelry scrap receivable" in our condensed consolidated statements of operations and cash flows, respectively for the current year-to-date period. We continue to monitor the bankruptcy process and may record recoveries of such reserved amounts in a future period as we gather more information.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2018, as supplemented by the information set forth in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and "Part II, Item 1A — Risk Factors" of this Quarterly Report.
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
Seasonality and Quarterly Results
Historically, pawn service charges are highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season in the United States and lowest in our third fiscal quarter (April through June) following the tax refund season in the United States. Merchandise sales are highest in our first and second fiscal quarters (October through March) due to the holiday season, jewelry sales in the United States surrounding Valentine’s Day and the availability of tax refunds in the United States. Most of our customers in Latin America receive additional compensation from their employers in December, and many receive additional compensation in June or July, applying downward pressure on loan balances and fueling some merchandise sales in those periods. As a net effect of these and other factors and excluding discrete charges, our consolidated profit before tax is generally highest in our first fiscal quarter (October through December) and lowest in our third fiscal quarter (April through June).
Store Data by Segment

	Three Months Ended June 30, 2019
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of March 31, 2019	508	466	24	998
New locations opened	—	4	—	4
Locations acquired	7	—	—	7
Locations sold, combined or closed	(1)	—	(2)	(3)
As of June 30, 2019	514	470	22	1,006

	Three Months Ended June 30, 2018
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of March 31, 2018	510	387	27	924
New locations opened	—	2	—	2
Locations acquired	—	63	—	63
Locations sold, combined or closed	—	(1)	—	(1)
As of June 30, 2018	510	451	27	988

	Nine Months Ended June 30, 2019
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2018	508	453	27	988
New locations opened	—	12	—	12
Locations acquired	7	5	—	12
Locations sold, combined or closed	(1)	—	(5)	(6)
As of June 30, 2019	514	470	22	1,006

	Nine Months Ended June 30, 2018
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2017	513	246	27	786
New locations opened	—	10	—	10
Locations acquired	—	196	—	196
Locations sold, combined or closed	(3)	(1)	—	(4)
As of June 30, 2018	510	451	27	988

Results of Operations
Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018
These tables, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes. All comparisons, unless otherwise noted, are to the prior-year quarter. Prior period results have been corrected for certain out-of-period items identified in the second quarter ended March 31, 2019 but not material to any prior period, as described under "Corrections to Prior Period Financial Statements" in Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Three Months Ended June 30,		Change
	2019	2018

	(in thousands)
Net revenues:
Pawn service charges	$58,635	$55,536	6%

Merchandise sales	83,904	83,898	—%
Merchandise sales gross profit	31,049	31,558	(2)%
Gross margin on merchandise sales	37%	38%	(100)bps

Jewelry scrapping sales	13,889	17,813	(22)%
Jewelry scrapping sales gross profit	2,290	2,484	(8)%
Gross margin on jewelry scrapping sales	16%	14%	200bps

Other revenues	34	55	(38)%
Net revenues	92,008	89,633	3%

Segment operating expenses:
Operations	65,449	65,257	—%
Depreciation and amortization	2,934	3,010	(3)%
Segment operating contribution	23,625	21,366	11%

Other segment expense	4	74	(95)%
Segment contribution	$23,621	$21,292	11%

Other data:
Net earning assets (a)	$283,781	$267,104	6%
Inventory turnover	1.9	2.1	(10)%
Average monthly ending pawn loan balance per store (b)	$280	$270	4%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate	86%	86%	—

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Net revenue increased 3%, or $2.4 million, primarily due to a 6%, or $3.1 million, increase in pawn service charges, partially offset by a 2%, or $0.5 million, decrease in merchandise sales gross profit and an 8%, or $0.2 million, decrease in jewelry scrapping sales gross profit. The change in net revenue was attributable to same stores.

Pawn service charges increased 6%, or $3.1 million, due primarily to a 4% increase in average ending monthly pawn loan balances outstanding during the current quarter. The higher average loan balance was driven by growth in new loan originations from our continued focus on meeting customers’ desire for cash better than our competitors. A disciplined lending approach resulted in a slight increase in PLO yield and redemption rates compared to the prior-year quarter.
Merchandise sales remained flat with gross margin on merchandise sales of 37%, a 100 basis point decline over the prior-year quarter, but within our target range. Margins were down as we continue to reduce general merchandise aged greater than 360 days, ending at 6%. As a result, merchandise sales gross profit decreased 2% to $31.0 million.
Jewelry scrapping sales gross profit remained relatively flat at 2% of current quarter net revenues, in line with our strategy to sell rather than scrap jewelry, with a 200 basis point increase in gross margin to 16%.
Higher store labor costs and rent, primarily reflecting inflation, were offset by savings in other store expenses and reduction in administrative costs resulting in flat segment expenses compared to the prior-year quarter. As a result, we leveraged a 3% increase in net revenue into an 11% increase in segment contribution.
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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and nine months ended June 30, 2019 and 2018 were as follows:

	June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2019	2018	2019	2018	2019	2018

Mexican peso	19.2	19.9	19.1	19.4	19.4	19.0
Guatemalan quetzal	7.5	7.4	7.5	7.3	7.6	7.3
Honduran lempira	24.3	23.9	24.2	23.6	24.1	23.5
Peruvian sol	3.3	3.3	3.3	3.2	3.3	3.2
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

	Three Months Ended June 30,
	2019 (GAAP)	2018 (GAAP)	Change (GAAP)	2019 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$20,345	$17,008	20%	$20,340	20%

Merchandise sales	19,998	20,839	(4)%	20,059	(4)%
Merchandise sales gross profit	2,582	6,283	(59)%	2,757	(56)%
Gross margin on merchandise sales	13%	30%	(1,700)bps	14%	(1,600)bps

Jewelry scrapping sales	4,323	2,615	65%	4,339	66%
Jewelry scrapping sales gross profit	157	319	(51)%	158	(50)%
Gross margin on jewelry scrapping sales	4%	12%	(800)bps	4%	(800)bps

Other revenues	67	245	(73)%	67	(73)%
Net revenues	23,151	23,855	(3)%	23,322	(2)%

Segment operating expenses:
Operations	18,284	14,997	22%	18,242	22%
Depreciation and amortization	1,626	951	71%	1,615	70%
Segment operating contribution	3,241	7,907	(59)%	3,465	(56)%

Other segment expense (income) (a)	1,141	(746)	*	1,049	*
Segment contribution	$2,100	$8,653	(76)%	$2,416	(72)%

Other data:
Net earning assets (b)	$82,320	$67,090	23%	$80,703	20%
Inventory turnover	2.3	2.7	(15)%	2.3	(15)%
Average monthly ending pawn loan balance per store (c)	$93	$90	3%	$93	3%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate	77%	79%	(200)bps	77%	(200)bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)
Fiscal 2019 constant currency amount excludes nominal net GAAP basis foreign currency transaction losses resulting from movement in exchange rates. The net foreign currency transaction gains for fiscal 2018 of $0.1 million are included in the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

Net revenue decreased $0.7 million, or 3% ($0.5 million, or 2%, on a constant currency basis), primarily due to a 59% decrease (56% on a constant currency basis) in merchandise sales gross profit, mostly offset by a 20% increase (20% on a constant currency basis) in pawn service charges. During the quarter, we recorded a discrete $6.1 million adjustment in Latin America to correct the calculation of certain transaction tax liabilities in prior periods. Of that total, $4.6 million reduced merchandise sales and $1.5 million increased interest expense. The change in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$1.5	$0.1	$1.6
New stores and other	1.8	0.8	2.6
Discrete transaction tax adjustment	—	(4.6)	(4.6)
Total	$3.3	$(3.7)	$(0.4)
Change in jewelry scrapping sales gross profit and other revenues			(0.3)
Total change in net revenue			$(0.7)

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$1.5	$0.1	$1.6
New stores and other	1.8	0.7	2.5
Discrete transaction tax adjustment	—	(4.3)	(4.3)
Total	$3.3	$(3.5)	$(0.2)
Change in jewelry scrapping sales gross profit and other revenues			(0.3)
Total change in net revenue			$(0.5)
Pawn service charges increased 20% (20% on a constant currency basis), with same store growth of 9%. The average ending monthly pawn loan balance outstanding during the current quarter was up 3% (up 3% on a constant currency basis).
Merchandise sales decreased 4% (4% on a constant currency basis), with same store sales up 7% (6% on a constant currency basis). Excluding the discrete transaction tax adjustment, gross margin on merchandise sales was 29%, or 100 basis points below the prior-year quarter. As a result of these factors and foreign currency impacts, merchandise sales gross profit was down 59% to $2.6 million (56% to $2.8 million on a constant currency basis). Excluding the adjustment, merchandise sales gross profit increased 14% to $7.1 million (up 13% to $7.1 million on a constant currency basis).
Jewelry scrapping sales increased 65% (66% on a constant currency basis) on greater volume, with an 800 basis point decrease in margin to 4%. The lower scrap margin reflects higher processing fees from a new refiner, as well as our stores’ efforts to merchandise higher value jewelry in store rather than scrapping, to obtain a higher overall gross profit.
Other segment expense in the current quarter included interest of $1.5 million related to the previously discussed discrete transaction tax adjustment.
Net revenues decreased 3% (2% on a constant currency basis) as a result of the transaction tax adjustment. The remaining revenues and expenses increased primarily as a result of acquired and newly opened stores. At new stores, net revenue growth typically trails the growth in expenses until new stores begin to mature and until acquired stores are fully integrated and migrated to our operating metrics. Excluding the discrete transaction tax adjustment, net revenue increased 16% (16% on a constant currency basis). Reflecting more stores, higher labor, energy and robbery/security costs, as well as increases in operating supplies, operations expense increased 22% (22% on a constant currency basis). Depreciation and amortization increased 71% (70% on a constant currency basis) from the addition of stores and additional capital investment in existing and acquired operations. The net result was a decrease in segment contribution of $6.6 million or 76% ($6.2 million or 72% on a constant currency basis), including the $6.1 million discrete transaction tax adjustment.

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Three Months Ended June 30,		Percentage Change
	2019	2018

	(in thousands)
Net revenues:
Consumer loan fees, interest and other	$1,270	$1,603	(21)%
Consumer loan bad debt	(576)	(349)	65%
Net revenues	694	1,254	(45)%

Segment operating expenses (income):
Operating expenses	1,066	2,726	(61)%
Equity in net income of unconsolidated affiliates	(1,320)	(1,151)	15%
Segment operating contribution (loss)	948	(321)	*

Other segment expense	88	—	*
Segment contribution (loss)	$860	$(321)	*

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution was $0.9 million, an increase of $1.2 million from the prior-year quarter primarily due a decrease in operating expenses of $1.7 million, partially offset by a decrease in net revenue of $0.6 million as we closed two under-performing CASHMAX stores in the current quarter, consolidating their loan balances into nearby stores. Operating expenses decreased as a result of the deconsolidation of a previously consolidated variable interest entity ("RDC"). As of June 30, 2019, we determined that our investment in Cash Converters International was impaired by $3.8 million but that such impairment was not "other-than-temporary." In reaching this conclusion, we considered all available evidence including primarily the time and extent to which our investment was impaired during the current quarter. Should the value of our investment decline further, we may record additional impairments.
Due partly to regulatory changes that became effective January 1, 2018, we added installment loan products in our Canada CASHMAX business to meet the needs of our customers. In addition to single-pay loans, all CASHMAX stores are now offering installment loans with terms ranging from six to 18 months and average yields of 47% per annum. We entered into a secured borrowing arrangement in November 2018 to provide up to CAD $25.0 million to fund originations of installment loans through November 2019 and have obtained $1.5 million in proceeds from the facility through June 30, 2019. See Note 6 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended June 30,		Percentage Change
	2019	2018

	(in thousands)
Segment contribution	$26,581	$29,624	(10)%
Corporate expenses (income):
Administrative	15,053	13,268	13%
Depreciation and amortization	2,622	2,115	24%
Gain on sale or disposal of assets	22	214	(90)%
Interest expense	8,265	7,391	12%
Interest income	(2,796)	(3,686)	(24)%
Other income	(44)	(5,184)	(99)%
Income from continuing operations before income taxes	3,459	15,506	(78)%
Income tax expense	98	1,502	(93)%
Income from continuing operations, net of tax	3,361	14,004	(76)%
(Loss) income from discontinued operations, net of tax	(203)	91	*
Net income	3,158	14,095	(78)%
Net loss attributable to noncontrolling interest	—	(359)	(100)%
Net income attributable to EZCORP, Inc.	$3,158	$14,454	(78)%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution decreased primarily due to the impact of a $6.1 million discrete transaction tax adjustment in our Latin America Pawn segment, offsetting our improved operating performance and leverage in our U.S. Pawn segment and a $1.2 million improved contribution from our Other International segment.
Administrative expenses increased $1.8 million, or 13%, primarily due to costs of $1.3 million associated with the strategic investment in a new digital platform and other professional fees.
Depreciation and amortization increased $0.5 million, or 24%, primarily due to additional capitalized software costs, including the costs to develop our new point of sale system.
Interest expense increased $0.9 million, or 12%, primarily due to an increase in debt outstanding during the current quarter compared to the prior-year quarter, offset by the reduction of interest expense on our 2.125% Cash Convertible Senior Notes Due 2019 ("2019 Convertible Notes") which were repaid June 17, 2019. Effective interest rates on our outstanding convertible debt were approximately 8% to 9%. We expect interest expense to decrease in future periods due to the June 2019 repayment of the 2019 Convertible Notes, the principal amount of which was $195.0 million.
Interest income decreased $0.9 million, or 24%, primarily due to the declining principal balance on the Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") notes receivable as they are repaid in accordance with their agreed amortization schedule, in addition to the reduction of interest earned on outstanding cash balances after our 2019 Convertible Notes were repaid in June 2019. The remainder of principal outstanding on the Grupo Finmart notes receivable and the first installment of the deferred compensation fee are expected to be received through September 2019, reducing the amount of interest income recognized in the fourth quarter of fiscal 2019 and forward.
Other income in the prior-year quarter was comprised primarily of $5.2 million in net recoveries pertaining to a legal settlement.
Income tax expense decreased $1.4 million due primarily to:

•	A $12.0 million decrease in income from continuing operations before income taxes;

•	A discrete transaction tax adjustment with a tax benefit of $1.8 million in the current quarter; and

•	A lower maximum U.S. corporate rate of 21% in the current quarter compared to a higher blended rate in the prior-year quarter; partially offset by

•	A $1.5 million reduction in benefits associated with the expiration of a statute of limitations on uncertain tax positions.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations.

Nine Months Ended June 30, 2019 vs. Nine Months Ended June 30, 2018
These tables, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes. All comparisons, unless otherwise noted, are to the prior year-to-date period.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Nine Months Ended June 30,		Change
	2019	2018

	(in thousands)
Net revenues:
Pawn service charges	$184,658	$174,180	6%

Merchandise sales	275,639	270,145	2%
Merchandise sales gross profit	102,708	103,180	—%
Gross margin on merchandise sales	37%	38%	(100)bps

Jewelry scrapping sales	28,357	34,515	(18)%
Jewelry scrapping sales gross profit	4,677	5,832	(20)%
Gross margin on jewelry scrapping sales	16%	17%	(100)bps

Other revenues	125	205	(39)%
Net revenues	292,168	283,397	3%

Segment operating expenses:
Operations	200,884	196,635	2%
Depreciation and amortization	8,951	9,340	(4)%
Segment operating contribution	82,333	77,422	6%

Other segment expense	2,856	194	1,372%
Segment contribution	$79,477	$77,228	3%

Other data:
Average monthly ending pawn loan balance per store (a)	$288	$272	6%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate	85%	85%	—

(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Net revenue increased $8.8 million, or 3%, primarily due to a 6%, or $10.5 million, increase in pawn service charges, partially offset by a 20%, or $1.2 million, decrease in jewelry scrapping sales gross profit on less scrap volume. The change in net revenue was attributable to same stores.
Pawn service charges increased 6% primarily due to a 6% increase in average ending monthly pawn loan balances outstanding during the current year-to-date period. The higher average loan balance was driven by disciplined lending practices, a focus on meeting customers' need for cash and stronger performance from stores affected by hurricanes in the prior year-to-date period.
Merchandise sales increased 2% with gross margin on merchandise sales of 37%, a 100 basis point decline over the prior year-to-date period, but within our target range. As a result, merchandise sales gross profit was flat at $102.7 million. A portion of the year-over-year improvement is due to the impacts of hurricanes in the prior year-to-date period. We expect sales gross margin for the full fiscal year to be within our target range of 35-38%.

Jewelry scrapping sales gross profit remained relatively flat at 2% of net revenues, but down 20% from the prior year-to-date period, in line with our strategy to sell rather than scrap jewelry, with a 100 basis point decline in gross margin to 16%.
A 3% increase in net revenue resulted in a 3% increase in segment contribution primarily as a result of a $2.9 million reserve against a receivable balance from a gold refiner deemed uncollectible due to the refiner's Chapter 11 bankruptcy, offset by cost control initiatives in segment operating expenses.
Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Financial Information” above.

	Nine Months Ended June 30,
	2019 (GAAP)	2018 (GAAP)	Change (GAAP)	2019 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$59,640	$48,417	23%	$61,095	26%

Merchandise sales	70,547	63,125	12%	72,478	15%
Merchandise sales gross profit	18,295	19,807	(8)%	19,045	(4)%
Gross margin on merchandise sales	26%	31%	(500)bps	26%	(500)bps

Jewelry scrapping sales	9,516	9,651	(1)%	9,737	1%
Jewelry scrapping sales gross profit	548	798	(31)%	561	(30)%
Gross margin on jewelry scrapping sales	6%	8%	(200)bps	6%	(200)bps

Other revenues	134	588	(77)%	138	(77)%
Net revenues	78,617	69,610	13%	80,839	16%

Segment operating expenses:
Operations	54,703	44,847	22%	56,010	25%
Depreciation and amortization	4,543	2,712	68%	4,638	71%
Segment operating contribution	19,371	22,051	(12)%	20,191	(8)%

Other segment expense (income) (a)	1,024	(2,024)	*	1,004	*
Segment contribution	$18,347	$24,075	(24)%	$19,187	(20)%

Other data:
Average monthly ending pawn loan balance per store (b)	$91	$90	1%	$93	3%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate	78%	79%	(100)bps	78%	(100)bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)
Fiscal 2019 constant currency amount excludes nominal net GAAP basis foreign currency transaction gains resulting from movement in exchange rates. The net foreign currency transaction gains for fiscal 2018 were $0.1 million and are included in the above results.

(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

In the current year-to-date period, our Latin America pawn segment acquired five pawn stores and opened twelve de novo stores.
Net revenue increased $9.0 million, or 13% ($11.2 million, or 16%, on a constant currency basis), primarily due to a 23% increase (26% on a constant currency basis) in pawn service charges, offset by an 8% decrease (4% on a constant currency basis) in merchandise sales gross profit, inclusive of a discrete tax adjustment of $4.6 million relating to prior periods. The change in net revenue attributable to same stores and new stores added since the prior year-to-date period is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$3.9	$0.5	$4.4
New stores and other	7.3	2.6	9.9
Discrete transaction tax adjustment	—	(4.6)	(4.6)
Total	$11.2	$(1.5)	$9.7
Change in jewelry scrapping sales gross profit and other revenues			(0.7)
Total change in net revenue			$9.0

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$5.1	$1.0	$6.1
New stores and other	7.6	2.6	10.2
Discrete transaction tax adjustment	—	(4.4)	(4.4)
Total	$12.7	$(0.8)	$11.9
Change in jewelry scrapping sales gross profit and other revenues			(0.7)
Total change in net revenue			$11.2
Pawn service charges increased 23% (26% on a constant currency basis), with same store growth of 8%. The average ending monthly pawn loan balance per store outstanding during the current year-to-date period was up 1% (up 3% on a constant currency basis), with the average total pawn loan balance outstanding up 22%. Pawn service charges further include $1.1 million in revenue attributable to the receipt of previously escrowed seller funds as a result of settling certain indemnification claims with the sellers of Camira Administration Corp. and subsidiaries (“GPMX”). In the current year-to-date period, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024.
Merchandise sales increased 12% (15% on a constant currency basis) primarily from newly acquired stores, reduced by a discrete transaction tax adjustment of $4.6 million relating to prior periods. Excluding the discrete transaction tax adjustment, gross margin on merchandise sales was 30%, or 100 basis points below the prior year-to-date period. As a result of these factors, merchandise sales gross profit was down 8% to $18.3 million (4% to $19.0 million on a constant currency basis). Excluding the discrete transaction tax adjustment, merchandise sales gross profit increased 15% to $22.8 million (up 18% to $23.4 million on a constant currency basis).
Jewelry scrapping sales decreased 1% (increased 1% on a constant currency basis) in line with our strategy to sell rather than scrap jewelry, with a 200 basis point decrease in margin.
Other segment expense included interest of $1.5 million related to the previously discussed discrete transaction tax adjustment.
Net revenues and expenses increased primarily as a result of acquired and newly opened stores. At new stores, net revenue growth typically trails the growth in expenses until new stores begin to mature and until acquired stores are fully integrated and migrated to our operating metrics.

Net revenue increased 13% (16% on a constant currency basis) in the current year-to-date period. Excluding the discrete transaction tax adjustment, net revenues increased 19% (22% on a constant currency basis). Reflecting more stores, higher labor, energy and robbery/security costs, as well as increases in operating supplies, operations expense increased at a slightly faster pace of 22% (25% on a constant currency basis). Depreciation and amortization increased 68% (71% on a constant currency basis) from the addition of stores and additional capital investment in existing and acquired operations. Additionally, we recorded a $0.7 million reserve against a receivable and inventory balance deemed uncollectible from a refiner, consisting of a $1.5 million reserve recorded in the first quarter ended December 31, 2018 and a subsequent $0.8 million recovery in the second quarter of fiscal 2019. These factors resulted in a decrease in segment contribution of $5.7 million or 24% ($4.9 million or 20% on a constant currency basis), including the impact of a $6.1 million discrete transaction tax adjustment.
Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Nine Months Ended June 30,		Percentage Change
	2019	2018

	(in thousands)
Net revenues:
Consumer loan fees, interest and other	$4,274	$5,354	(20)%
Consumer loan bad debt	(1,467)	(1,273)	15%
Net revenues	2,807	4,081	(31)%

Segment operating expenses (income):
Operating expenses	6,359	7,418	(14)%
Equity in net income of unconsolidated affiliates	(632)	(3,477)	(82)%
Segment operating (loss) contribution	(2,920)	140	*

Impairment of investment in unconsolidated affiliates	19,725	—	*
Other segment expense (income)	592	(118)	*
Segment (loss) contribution	$(23,237)	$258	*

*	Represents a percentage computation that is not mathematically meaningful.
Segment loss was $23.2 million compared to $0.3 million in income in the prior year-to-date period, primarily due to:

•	Impairment of our investment in Cash Converters International in the amount of $19.7 million;

•
A charge of $2.9 million included in our ordinary estimated share of earnings for the current year-to-date period from Cash Converters International for charges relating to the settlement of the Queensland class action litigation in October 2018; and

•	A decrease in net revenue of $1.3 million as we closed or consolidated five under-performing CASHMAX stores in the current year-to-date period; partially offset by

•	A decrease in operating expenses of $1.1 million as a result of the deconsolidation of RDC.
As of June 30, 2019, we determined that our investment in Cash Converters International was impaired by $3.8 million and that such impairment was not "other-than-temporary." In reaching this conclusion, we considered all available evidence including primarily the time and extent to which our investment was impaired during the current quarter. Should the value of our investment decline further, we may record additional impairments.
Due partly to regulatory changes that became effective January 1, 2018, we added installment loan products in our Canada CASHMAX business to meet the needs of our customers. In addition to single-pay loans, all CASHMAX stores are now offering installment loans with terms ranging from six to 18 months and average yields of 47% per annum. We entered into a secured borrowing arrangement in November 2018 to provide up to CAD $25.0 million to fund originations of installment loans through November 2019 and have obtained $1.5 million in proceeds from the facility through June 30, 2019. See Note 6 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Nine Months Ended June 30,		Percentage Change
	2019	2018

	(in thousands)
Segment contribution	$74,587	$101,561	(27)%
Corporate expenses (income):
Administrative	46,795	39,688	18%
Depreciation and amortization	7,430	6,104	22%
Loss on sale or disposal of assets	22	225	(90)%
Interest expense	25,362	19,064	33%
Interest income	(8,411)	(10,824)	(22)%
Other income	(348)	(5,363)	(94)%
Income from continuing operations before income taxes	3,737	52,667	(93)%
Income tax expense	1,377	14,710	(91)%
Income from continuing operations, net of tax	2,360	37,957	(94)%
Loss from discontinued operations, net of tax	(404)	(631)	(36)%
Net income	1,956	37,326	(95)%
Net loss attributable to noncontrolling interest	(1,230)	(1,348)	(9)%
Net income attributable to EZCORP, Inc.	$3,186	$38,674	(92)%
Segment contribution decreased primarily due to a $19.7 million impairment of our investment in Cash Converters International, a $2.9 million charge included in our ordinary estimated share of earnings from Cash Converters International for charges relating to settlement of a Queensland class action litigation in October 2018 and the impact of a $6.1 million discrete transaction tax adjustment in our Latin America Pawn segment, partially offset by improved operating performance in our U.S. Pawn segment.
Administrative expenses increased $7.1 million, or 18%, in the current year-to-date period primarily due to costs of $4.9 million associated with a strategic investment in a new digital platform and other professional fees.
Depreciation and amortization increased $1.3 million, or 22%, primarily due to additional capitalized software costs, including the costs to develop our new point of sale system.
Interest expense increased $6.3 million, or 33%, primarily due to an increase in average debt outstanding during the current year-to-date period compared to the prior year-to-date period, offset by the reduction of interest expense on our 2019 Convertible Notes which were repaid on June 17, 2019. Effective interest rates on our outstanding convertible debt were approximately 8% to 9%. We expect interest expense to decrease in future periods due to the June 2019 repayment of the 2019 Cash Convertible Notes, the principal amount of which was $195.0 million.
Interest income decreased $2.4 million, or 22%, primarily due to the declining principal balance on the Grupo Finmart notes receivable as they are repaid in accordance with their agreed amortization schedule, in addition to the reduction of interest earned on outstanding cash balances after our 2019 Convertible Notes were repaid in June 2019. The remainder of principal outstanding on the Grupo Finmart notes receivable and the first installment of the deferred compensation fee are expected to be received through September 2019, reducing the amount of interest income recognized in the fourth quarter of fiscal 2019 and forward.
Other income in the prior year-to-date period was comprised primarily of $5.2 million in net recoveries pertaining to a legal settlement.
Income tax expense decreased $13.3 million due primarily to:

•	A $48.9 million decrease in income from continuing operations before income taxes;

•	A discrete transaction tax adjustment with a tax benefit of $1.8 million in the current year-to-date period; and

•	A lower maximum U.S. corporate rate of 21% in the current year-to-date period compared to a higher blended rate in the prior year-to-date period; partially offset by

•	A first quarter of fiscal 2018 charge related to the impacts of the U.S. Tax Cuts and Jobs Act of 2017; and

•	A $3.1 million reduction in benefits associated with the expiration of a statute of limitations on uncertain tax positions.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations.
Liquidity and Capital Resources
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Nine Months Ended June 30,		Percentage Change
	2019	2018

	(in thousands)
Cash flows from operating activities	$64,977	$69,321	(6)%
Cash flows from investing activities	(13,238)	(117,108)	89%
Cash flows from financing activities	(198,101)	170,157	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(294)	(1,493)	80%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(146,656)	$120,877	*

*	Represents a percentage computation that is not mathematically meaningful.
Change in Cash and Cash Equivalents and Restricted Cash for the Nine Months Ended June 30, 2019 vs. Nine Months Ended June 30, 2018
The decrease in cash flows from operating activities year-over-year was due to $6.5 million from changes in working capital offset by a $2.2 million increase in net income, exclusive of non-cash items.
The increase in cash flows from investing activities year-over-year was due to a $99.1 million decrease in cash paid for acquisitions, a $9.3 million decrease in additions to property and equipment and a $5.7 million increase in principal collections on notes receivable, offset by a $10.3 million net investment in customer loan growth.
The decrease in cash flows from financing activities year-over-year was due primarily to repayment of $195.0 million of our 2.125% Cash Convertible Senior Notes Due 2019 in June 2019, the May 2018 issuance of our $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 and a $3.0 million increase in cash paid for employee net share settlement of individual tax liabilities on vested share-based awards.
The net effect of these and other smaller items was a $146.7 million decrease in cash on hand during the current year-to-date period, resulting in a $138.9 million ending cash balance compared to $284.5 million as of June 30, 2018. Of the ending cash balance as of June 30, 2019, $25.4 million was not available to fund domestic operations as we intend to permanently reinvest those funds in our foreign operations.
Sources and Uses of Cash
We anticipate that cash flow from operations and cash on hand will be adequate to fund our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements, as well as a limited amount of acquisitions, through fiscal 2019. In June 2019, we repaid $195.0 million of 2.125% Cash Convertible Senior Notes Due 2019 at maturity using cash on hand. We continue to explore accretive acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Depending on the level of acquisition activity and other factors, our ability to repay our longer term debt obligations, including the convertible debt maturing in 2024 and 2025, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.

Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2018, we reported that we had $795.8 million in total contractual obligations as of September 30, 2018. There have been no material changes to this total obligation since September 30, 2018, other than the repayment of the 2.125% Cash Convertible Senior Notes Due 2019 in June 2019.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2019, we experienced changes in our internal control environment that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Specifically, we have certain deficiencies in our information technology general controls (ITGC) that are designed to prevent or detect unauthorized access or changes to our operating system and databases. We have historically maintained a separate logging system that mitigated the potential impact of those ITGC deficiencies. During the quarter ended March 31, 2019, however, we deemed it necessary to discontinue the separate logging system in order to maintain acceptable system performance at the store level, which eliminated compensating controls that mitigated the potential impact of the ITGC deficiencies. We believe that, without those IT compensating controls and given the lack of sufficiently designed non-IT compensating controls, the underlying ITGC deficiencies represent a material weakness in our internal control over financial reporting. We have not completed our remediation of that material weakness as of June 30, 2019.
As of March 31, 2019, we had hired a Chief Information Security Officer and subsequently further built-out and developed an IT compliance group, whose primary responsibility is to assist us with the design, implementation and maintenance of appropriate controls to safeguard the confidentiality, integrity and availability of our IT operating and reporting systems. We are focused on remediating the underlying ITGC deficiencies, and we are in the process of improving our control environment to adequately prevent or detect unauthorized access or changes to our operating systems and databases. As of the date of filing, we have developed a remediation plan with a combination of control modifications to implement by our fiscal year end and a roadmap for incremental procedures for the optimization of our IT control environment over a longer term period. Our remediation plan is focused on IT control enhancements across our logical access and change management processes, including the evaluation of automation tools, where applicable, and database monitoring activities. See "Part II, Item 1A — Risk Factors."
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 8 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."

ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2018, as supplemented by the information set forth in "Part II, Item 1A — Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2018 and the information set forth in "Part II, Item 1A — Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2019, June 30, 2018 and September 30, 2018; (ii) Condensed Consolidated Statements of Operations for the three and nine months ended June 30, 2019 and June 30, 2018; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended June 30, 2019 and June 30, 2018; (iv) Condensed Consolidated Statements of Stockholders' Equity for the periods ended June 30, 2019 and June 30, 2018; (v) Condensed Consolidated Statements of Cash Flows for the nine months ended June 30, 2019 and June 30, 2018; and (vi) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	July 31, 2019	/s/ David McGuire
David McGuire, Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)