Form 10-K
period 2019-09-30
EZCORP INC
filed 2019-12-05
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 0-19424

EZCORP, INC.

Delaware					74-2540145
(State or other jurisdiction of incorporation or organization)					(I.R.S. Employer Identification No.)

2500 Bee Cave Road	Bldg One	Suite 200	Rollingwood	TX	78746
(Address of principal executive offices)					(Zip Code)
Registrant’s telephone number, including area code: (512) 314-3400
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Non-voting Common Stock, $.01 par value per share	EZPW	The NASDAQ Stock Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by a single stockholder. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $472 million, based on the closing price on the NASDAQ Stock Market on March 31, 2019.
As of November 25, 2019, 52,565,064 shares of the registrant’s Class A Non-Voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2019

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
Unless otherwise specified, references to the “company,” “we,” “our,” “us” and “EZCORP” refer to EZCORP, Inc. and its consolidated subsidiaries, collectively. References to a “fiscal” year refer to our fiscal year ended September 30 of the specified year. For example, “fiscal 2019” refers to the fiscal year ended September 30, 2019. All currency amounts preceded with “$” are stated in U.S. dollars, except as otherwise indicated.
ITEM 1 — BUSINESS
Overview
EZCORP, Inc. is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of pawn loans in the United States and Latin America with approximately 6,800 team members.
Our vision is to be the market leader in responsibly and respectfully meeting our customers’ desire for access to cash when they want it. That vision is supported by four key imperatives:

•	Market Leading Customer Satisfaction;

•	Exceptional Staff Engagement;

•	Most Efficient Provider of Cash; and

•	Attractive Shareholder Returns.
As of September 30, 2019, we operated a total of 1,014 locations, consisting of:

•	512 United States pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);

•	357 Mexico pawn stores (operating primarily as Empeño Fácil);

•	123 pawn stores in Guatemala, El Salvador, Honduras and Peru (operating as GuatePrenda and MaxiEfectivo); and

•	22 financial services stores in Canada (operating as CASHMAX).
At our pawn stores, we offer pawn loans, which are non-recourse loans collateralized by tangible personal property, and sell merchandise to customers looking for good value. The merchandise we sell consists of second-hand collateral forfeited from our pawn lending activities or purchased from customers. By store count, we are the second largest pawn store owner and operator in the U.S. and one of the largest in Latin America. During fiscal 2019, we opened 22 de novo stores in Latin America, acquired twelve pawn stores in Mexico and Nevada and completed rollout of our POS2 system across all stores in the U.S. and Mexico through October 2019. We began development of a mobile application providing banking and pawn related services on a differentiated digital customer-centric engagement platform (“Lana,” previously described as “Evergreen”). We believe this platform will allow us to leverage our existing store and pawn customer base footprint to expand customer acquisition and retention and enable rapid deployment of new products.
In addition to our core pawn business in the U.S. and Latin America, we operate CASHMAX financial services locations in Canada. We also own 34.75% of Cash Converters International Limited (“Cash Converters International”), a publicly traded company (ASX: CCV) headquartered in Perth, Western Australia. Cash Converters International and its controlled companies comprise a diverse group generating revenues from franchising, store operations, personal finance and vehicle finance, with operations in Australia and the United Kingdom, a 25% equity interest in Cash Converters New Zealand and a franchise presence in a 15 other countries around the world.

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

•	“Other International” — Includes primarily our CASHMAX financial services operations in Canada and our equity interest in the net income of Cash Converters International.
The following table presents store data by segments included in our continuing operations:

	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2016	520	239	27	786
New locations opened	—	10	—	10
Locations acquired	2	—	—	2
Locations sold, combined or closed	(9)	(3)	—	(12)
As of September 30, 2017	513	246	27	786
New locations opened	—	12	—	12
Locations acquired	—	196	—	196
Locations sold, combined or closed	(5)	(1)	—	(6)
As of September 30, 2018	508	453	27	988
New locations opened	—	22	—	22
Locations acquired	7	5	—	12
Locations sold, combined or closed	(3)	—	(5)	(8)
As of September 30, 2019	512	480	22	1,014
For additional information about our segments and geographic areas, see Note 15 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Pawn Activities
At our pawn stores, we offer pawn loans, which are typically small, non-recourse loans collateralized by tangible personal property. As of September 30, 2019, we had a closing pawn loan principal balance of $199.1 million, from which we earn pawn service charges. In fiscal 2019, pawn service charges accounted for approximately 39% of our total revenues and 65% of our net revenues.
While allowable pawn service charges vary by state and loan size, our U.S. pawn loans primarily earn 13% to 25% per month as permitted by applicable law, excluding forfeitures. The total U.S. pawn loan term generally ranges between 30 and 90 days. Individual loans vary depending on the valuation of each item pawned, but our U.S. pawn loans typically average between $100 and $120.
In Mexico, pawn loans earn 15% to 21% per month as permitted by applicable law, excluding forfeitures. The Mexico pawn loan primary term is 30 days. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned, but our Mexico pawn loans typically average between 1,100 and 1,300 Mexican pesos, or approximately $60 on average using the average exchange rate for fiscal 2019.
In Guatemala, El Salvador, Honduras and Peru, pawn loans earn 12% to 18% per month as permitted by applicable law, excluding forfeitures. The pawn loan primary term in these countries is 30 days. Individual loans are made in the local currency of the country and vary depending on the valuation of each item pawned, but our pawn loans in these countries typically average between $100 and $120 using the average exchange rates for fiscal 2019. The average loan amounts tend to be higher in these countries than in Mexico due to the higher concentration of jewelry loans in these countries.

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
The redemption rate represents the percentage of loans made that are repaid, renewed or extended, including loans that may extend multiple times in a given time period. The following table presents our pawn loan redemption rates by segment:

	Fiscal Year Ended September 30,
Redemption Rate	2019	2018	2017

U.S. Pawn	84%	84%	84%
Empeño Fácil	78%	79%	78%
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
CASHMAX Financial Services
We operate 22 financial services stores in Canada under the CASHMAX brand. All of the stores are located in the Ontario province, in and around Toronto. These small footprint locations have historically offered primarily short-term, single-payment loans with due dates corresponding to the customer’s next payday (known as “payday loans”). In response to regulatory changes effective January 1, 2018, which reduced the economic returns of the payday lending model, we introduced installment loan products to meet the broader needs of our customers. In addition to payday loans, all CASHMAX stores are now offering installment loans with terms ranging from six to 18 months and average yields of 47% per annum. In November 2018, we entered into a financing arrangement with a third-party lender to provide up to CAD $25 million to fund originations of installment loans through November 2019. As of September 30, 2019, our obligation under the financing facility was CAD $0.8 million (USD $0.6 million).
Operations
Our pawn operations are designed to provide the optimum level of support to the store teams, supplying coaching, mentoring and problem solving to identify opportunities to better serve our customers and position us to be the leader in customer service and satisfaction.
Our risk management structure consists of asset protection and compliance departments, which monitor the inventory system, lending practices, regulatory compliance and compliance with our policies and procedures. We perform full physical audits of inventory at each store at least annually, and more often in higher risk stores or those recently experiencing higher shrinkage. Inventory counts are completed daily for jewelry and firearms, and other inventory categories more susceptible to theft are cycle counted multiple times annually. We record shrink adjustments for known losses at the conclusion of each inventory count; as estimates during interim periods and as discovered during cycle counts.
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
During fiscal 2019, we grew our store count and began development of new products as follows:

•	We opened 22 de novo stores in Latin America (12 in Mexico, 6 in Guatemala, 3 in Honduras and 1 in Peru).

•	In December 2018, we acquired five pawn stores in Mexico.

•	In June 2019, we acquired seven pawn stores operating under the name "Metro Pawn" in Nevada, entering the Reno market and expanding our presence in the Las Vegas metropolitan area.

•
We began development of a mobile application providing banking and pawn related services on a differentiated digital customer-centric engagement platform (“Lana”). This platform will allow us to leverage our existing store and pawn customer base footprint to expand customer acquisition and retention and enable rapid deployment of new products.

•
In October 2019, we completed rollout of our POS2 system (upgraded point of sale system which will allow us to make better pricing decisions and drive higher returns on earning assets) across all stores in the U.S. and Mexico.

We now own a total of 480 stores in Latin America, representing 48% of our total pawn stores. In fiscal 2019, these stores represented 21% of our consolidated net revenues as the average scale of Latin America pawn stores is smaller than in the United States. We see opportunity for further expansion in Latin America through both acquisitions and de novo openings.
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

Our competitors for merchandise sales include numerous retail and wholesale stores such as jewelry stores, discount retail stores, consumer electronics stores, other pawn stores, other resale stores, electronic commerce retailers and auction sites. Competitive factors in our retail operations include the ability to provide the customer with a variety of merchandise at an exceptional value coupled with exceptional customer service and convenient locations.
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
U.S. Regulations
Pawn Regulations — Our pawn stores are regulated by the states in which they are located and, in some cases, by individual municipalities or other local authorities. The applicable statutes, ordinances and regulations vary from location to location and typically impose licensing requirements for pawn stores or individual pawn store team members. Licensing requirements typically relate to financial responsibility and character and may establish restrictions on where pawn stores can operate. Additional rules regulate various aspects of the day-to-day pawn operations including the pawn service charges that a pawn store may charge, the maximum amount of a pawn loan, the minimum or maximum term of a pawn loan, the content and format of the pawn ticket, and the length of time after a loan default that a pawn store must hold a pawned item before it can be offered for sale. Failure to observe applicable regulations could result in a revocation or suspension of pawn licenses, the imposition of fines or requirements to refund service charges and fees, and other civil or criminal penalties. We must also comply with various federal requirements regarding the disclosure of the annual percentage rate, finance charge, amount financed, total of payments and payment schedule related to each pawn loan transaction. Additional federal regulations applicable to our pawn lending business are described in “Other Regulations” below.
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

Other Regulations — Our pawn lending activities are subject to other state and federal statutes and regulations, including the following:

•
We are subject to the federal Gramm-Leach-Bliley Act and its underlying regulations, as well as various state laws and regulations relating to privacy and data security. Under these regulations, we are required to disclose to our customers our policies and practices relating to the protection and sharing of customers’ nonpublic personal information. These regulations also require us to ensure that our systems are designed to protect the confidentiality of customers’ nonpublic personal information, and many of these regulations dictate certain actions that we must take to notify customers if their personal information is disclosed in an unauthorized manner. We are subject to the Fair Credit Reporting Act which was enacted, in part, to address privacy concerns associated with the sharing of consumers’ financial information and credit history contained in consumer credit reports and limits our ability to share certain consumer report information. We are subject to the Federal Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, and requires us to adopt written guidance and procedures for detecting, preventing and mitigating identity theft, and to adopt various policies and procedures (including team member training) that address and aid in detecting and responding to suspicious activity or identify theft “red flags.”

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
We are also subject to The Federal Law for the Prevention and Identification of Transactions with Funds from Illegal Sources, which requires reporting of certain transactions exceeding certain monetary limits, maintenance of customer identification records and controls, and reporting of all non-Mexican customer transactions. This law affects all industries in Mexico and is intended to detect commercial activities arising from illicit or ill-gotten means through bilateral cooperation between Mexico’s Ministry of Finance and Public Credit and Mexico’s Attorney General’s Office. The law also restricts the use of cash in certain transactions associated with high-value assets and limits, and to the extent possible, money laundering activities protected by the anonymity that such cash transactions provide. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting on “vulnerable activities,” which include pawn transactions exceeding 135,606 Mexican pesos and retail transactions of precious metals exceeding 135,606 Mexican pesos. Retail transactions of precious metals exceeding 271,213 Mexican pesos are prohibited. There are significant fines and sanctions for failure to comply with these rules.
In addition to the above, our pawn business in Mexico is subject to various general business regulations in the areas of tax compliance, customs, consumer protections, money laundering, civil protection regulations, municipal regulations, trade code (federal), public safety and employment matters, among others, by various federal, state and local governmental agencies.
Other Latin American Regulations
Local governmental entities in Guatemala, El Salvador, Honduras and Peru also regulate lending and retail businesses. Certain laws and local zoning and permitting ordinances require basic commercial business licenses and signage permits. Operating in these countries also subjects us to other types of regulations, including regulations related to financial reporting, data protection and privacy, tax compliance, labor and employment practices, real estate transactions, anti-money laundering, commercial and electronic banking restrictions, credit card transactions, usury law, consumer protection, marketing, advertising and other general business activities. As the scope of our international operations increases, we may face additional administrative and regulatory costs in managing our business. In addition, unexpected changes in laws and regulations, administrative interpretations of local requirements or legislation, or public remarks by elected officials could negatively affect our operations and profitability.
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
As described in "Part II, Item 9A — Controls and Procedures," we identified and evaluated certain deficiencies in our IT general controls in the second quarter of fiscal 2019, and have concluded that those deficiencies, collectively, represent a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management has concluded that our disclosure controls and procedures were not effective as of September 30, 2019.
As described in "Part II, Item 9A - Controls and Procedures," management believes it is taking the appropriate steps to remediate the underlying ITGC deficiencies, including allowing the controls to operate for a time period to produce sufficient testing sample sizes. If our remediation efforts are insufficient, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence and the market value of our publicly traded Class A Non-Voting Common Stock (“Class A Common Stock”).
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
Negative characterizations of the pawn industry by consumer advocates, media or others could result in increased legislative or regulatory activity, could adversely affect the market value of our publicly traded stock, or could make it harder to operate our business successfully.
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
Furthermore, negative characterizations of our industry could limit the number of investors who are willing to hold our Class A Common Stock, which may adversely affect its market value; limit sources of the debt or equity financing that we need in order to conduct our operations and achieve our strategic growth objectives; or make it harder for us to attract, hire and retain talented executives and other key team members.
A significant portion of our U.S. business is concentrated in Texas and Florida.
As of September 30, 2019, more than 60% of our U.S. pawn stores were located in Texas (42%) and Florida (19%), and those stores account for a significant portion of our revenues and profitability. The legislative, regulatory and general business environment in Texas and Florida has been relatively favorable for our pawn business activities, but a negative legislative or regulatory change in either of those states could have a material adverse effect on our overall operations and financial performance. Further, as discussed below, areas in Texas and Florida where we have significant operations are particularly susceptible to hurricane and tropical storm activity.

We have significant operations in Latin America, and changes in the business, regulatory, political or social climate could impact our operations there, which could adversely affect our results of operations and growth plans.
We own and operate a significant number of pawn stores in Latin America (primarily Mexico, but also Guatemala, El Salvador, Honduras and Peru). Further, our growth plans include potential expansion in those countries as well as potentially other countries in Latin America. Doing business in those countries exposes us to risks related to political instability, corruption, economic volatility, drug cartel and gang-related violence, social unrest including riots and looting, tax and foreign investment policies, public safety and security concerns, and uncertain application of laws and regulations. Consequently, actions or events in any of those countries that are beyond our control could restrict our ability to operate there or otherwise adversely affect the profitability of those operations. Furthermore, changes in the business, regulatory or political climate in any of those countries, or significant fluctuations in currency exchange rates, could affect our ability to expand or continue our operations there, which could have a material adverse impact on our prospects, results of operations and cash flows. For a description of the current regulatory environment in the Latin American countries in which we operate, see “Mexico Regulations” and “Other Latin America Regulations” under “Part I, Item 1 — Business — Regulation.”
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
We have foreign operations in Latin America (Mexico, Guatemala, Honduras and Peru) and Canada, and an equity investment in Australia. Our assets and investments in, and earnings and dividends from each of these countries must be translated to U.S. dollars from their respective functional currencies. A significant weakening of any of these foreign currencies could result in lower assets and earnings in U.S. dollars, resulting in a potentially material adverse impact on our financial position, results of operations and cash flows.
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
Our expansion strategy includes acquiring existing stores and opening de novo store locations. Our acquisition strategy is dependent upon the availability of attractive acquisition candidates, while the success of our de novo store strategy is contingent upon numerous factors that cannot be predicted or controlled, such as the availability of acceptable locations with a desirable customer base, the negotiation of acceptable lease terms, the ability to obtain required government permits and licenses and the existence of a suitable competitive environment. The achievement of our growth objectives is also subject to our ability to attract, train and retain qualified team members. Failure to achieve our expansion goals could adversely affect our prospects, future results of operations and future cash flows.
Our development of a digital platform to provide transaction and lending services, and the commercialization of that platform, may not be successful.
We are investing in the design and development of a digital platform to enhance our relationships with customers and provide them access to a broader range of financial products and services. There can be no assurance that our efforts to develop and launch such a digital platform will be successful or, if launched, that the platform will be accepted by existing customers or attract new customers. Consequently, we may not realize the expected return on our investment.

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
Our ability to collect the remaining amounts owed under the Grupo Finmart promissory notes is dependent on the success and performance of Grupo Finmart and its parent company, AlphaCredit, and we continue to have limited indemnity obligations to AlphaCredit for pre-closing taxes.
In connection with the completion of the sale of our 94%-owned subsidiary, Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") to Alpha Holding, S.A. de C.V. (“AlphaCredit”) in September 2016, we received two “Parent Loan Notes” in the original principal amount of $60.2 million. As of September 30, 2019, the outstanding principal balance on the Parent Loan Notes had been fully repaid by Grupo Finmart. As of that date, Grupo Finmart remained obligated to pay approximately $8.0 million of deferred compensation fee due to us in fiscal 2020. Our ability to recover the remaining amounts due under the Parent Loan Notes is dependent on the success and performance of the business of Grupo Finmart (as primary obligor) and its parent AlphaCredit (as guarantor). To the extent that Grupo Finmart and AlphaCredit are unable to repay these amounts, our assets, financial performance and cash flows would be adversely affected.
Under the terms of the Purchase Agreement relating to the sale of Grupo Finmart, we remain obligated to indemnify AlphaCredit for any “pre-closing taxes” (i.e., tax obligations arising from the Grupo Finmart business that are attributable to periods prior to the completion of the sale in September 2016). Those obligations continue until the expiration of the statute of limitations applicable to the pre-closing periods. In August 2019, AlphaCredit notified us of a potential indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined.
Litigation and regulatory proceedings could have a material adverse impact on our business.
We are currently subject to various litigation and regulatory actions, and additional actions could arise in the future. Potential actions range from claims and assertions arising in the ordinary course of business (such as contract, customer or employment disputes) to more significant corporate-level matters or shareholder litigation. All of these matters are subject to inherent uncertainties, and unfavorable rulings could occur, which could include monetary damages, fines and penalties or other relief. Any unfavorable ruling or outcome could have a material adverse effect on our results of operations or could negatively affect our reputation. See Note 14 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data” for a description of shareholder litigation that is in the final stages of resolution.
Under our certificate of incorporation, we are generally obligated to indemnify our directors and officers for costs and liabilities they incur in their capacity as directors or officers of the Company. Consequently, if a proceeding names or involves any of our directors or officers, then (subject to certain exceptions) we are generally obligated to pay or reimburse the cost or liability such director or officer incurs as a result of such proceeding (including defense costs, judgments and amounts paid in settlement). We maintain management liability insurance that protects us from much of this potential indemnification exposure, as well as potential costs or liabilities that may be directly incurred by the Company in some cases. However, our insurance coverage is subject to deductibles and there may be elements of the costs or liabilities that are not covered under the insurance policies. In addition, to the extent that our ultimate liability in any such proceeding (or any combination of proceedings that are included in the same policy year) exceeds the management liability policy limits, our results of operations and financial condition could be adversely affected.
One person beneficially owns all of our voting stock and generally controls the outcome of all matters requiring a vote of stockholders, which may influence the value of our publicly traded non-voting stock.
Phillip E. Cohen is the beneficial owner of all our Class B Voting Common Stock, and all our publicly traded stock is non-voting stock. Consequently, stockholders other than Mr. Cohen have no vote with respect to the election of directors or any other matter requiring a vote of stockholders except in limited circumstances as required by law. Further, our Bylaws currently provide that the voting stockholder may appoint or remove officers or take any other action that the Board of Directors may take with respect to officers under the Bylaws. The lack of voting rights may adversely affect the market value of our publicly traded Class A Common Stock.
In September 2019, Mr. Cohen joined the Board of Directors and was appointed Executive Chairman. As a member of the Board, Mr. Cohen is entitled to vote on all matters requiring approval of the Board. Our Bylaws currently provide that the presence of all directors shall constitute a quorum for the transaction of business, and that any act of the Board of Directors requires a unanimous approval of all directors. Consequently, Mr. Cohen, as is the case with each of the other directors, has the ability to block actions of the Board. Mr. Cohen has agreed that, as a member of the Board of Directors, he will not participate in any Board vote regarding his position as Executive Chairman.
Our acquisitions, investments and other transactions could disrupt our ongoing business and harm our results of operations.
In pursuing our business strategy, we routinely conduct discussions, evaluate opportunities and enter into agreements regarding possible acquisitions, investments and other transactions. These transactions may involve significant challenges and risks, including risks that we may not realize the expected return on an acquisition or investment, that we may not be able to retain key personnel of an acquired business, or that we may experience difficulty in integrating acquired businesses into our business systems and processes. If we do enter into agreements with respect to acquisitions, investments or other transactions, we may fail to complete them due to inability to obtain required regulatory or other approvals or other factors. Furthermore, acquisitions, investments and other transactions require substantial management resources and have the potential to divert our attention from our existing business, and there are inherent risks in integrating and operating any acquired business. These factors could harm our business and results of operations.
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
We may be exposed to liabilities under applicable anti-bribery, anti-corruption, anti-money laundering and other general business laws and regulations, and any determination that we violated these laws or regulations could have a material adverse effect on our business.
We are subject to various anti-bribery and anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business, including the Foreign Corrupt Practices Act in the U.S. and the General Law of Administrative Responsibility in Mexico. We are also subject to various laws and regulations designed to prevent money laundering or the financial support of terrorism or other illegal activity, including the USA PATRIOT Act and the Bank Secrecy Act in the U.S. and The Federal Law for the Prevention and Identification of Transactions with Funds From Illegal Sources in Mexico. See “Part I, Item 1 — Business — Regulation.” Further, our business is expanding in countries and regions that are less developed and are generally recognized as potentially more corrupt business and political environments.
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
Our access to transactional banking services, as well as international wire services between certain countries, is an ongoing business requirement. Inability in accessing or maintaining transactional banking or wire services could lead to increased costs or the inability to efficiently manage our cash as we would be required to seek alternative banking services or obtain services from several regional or local retail banks.
Changes in competition from various sources could have a material adverse impact on our ability to achieve our plans.
We encounter significant competition from other pawn stores, consumer lending companies, other retailers, online retailers and auction sites, many of which have significantly greater financial resources than we do. Increases in the number or size of competitors or other changes in competitive influences, such as aggressive marketing and pricing practices, could adversely affect our operations. In Mexico, we compete directly with certain pawn stores owned and operated by government affiliated or sponsored non-profit foundations, and the government could take actions that would harm our ability to compete in that market.
Our continued profitability and growth plans are dependent on our ability to successfully design or acquire, deploy and maintain information technology and other business systems to support our current business and our planned growth and expansion.
The success of our business depends on the efficiency and reliability of our information technology and business systems and related controls, including the point-of-sale system utilized in our store locations. If access to our technology infrastructure is impaired (as may occur with a computer virus, a cyber-attack or other intentional disruption by a third party, natural disaster, telecommunications system failure, electrical system failure or lost connectivity), or if there are flaws in the design or roll-out of new or refreshed technology systems (such as our point-of-sale system), we may be unable to process transactions or otherwise carry on our business in a timely and efficient manner. An infrastructure disruption could damage our reputation and cause us to lose customers and revenue. We consider security risks from multiple viewpoints, including physical security as well as security of infrastructure and databases. As our technology infrastructure continues to evolve from on premise to cloud service providers, we continue to assess the security of such infrastructure, including third party service providers.
We collect and store a variety of sensitive customer information, and breaches in data security or other cyber-attacks could harm our business operations and lead to reputational damage.
In the course of conducting our business, we collect and store on our information technology systems a variety of information about our customers, including sensitive personal identifying and financial information. We may not have the resources or technical expertise to anticipate or prevent rapidly evolving types of cyber-attacks. Attacks may be targeted at us, our service providers, our customers or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increased costs, including costs to hire additional personnel, purchase additional protection technologies, train team members and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology we use to protect data being breached or compromised. In addition, data and security breaches can occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. We could be subject to fines, penalties and liabilities if any such information is misappropriated from our systems or we otherwise fail to maintain the security and confidentiality of such information. Further, any such data security breach could cause damage to our reputation and a loss of confidence in our data security measures, which could adversely affect our business and prospects.
We invested in Cash Converters International Limited for strategic reasons. We may be required in future periods to impair our investment and recognize related investment losses, as we have done in the past, and we may not realize a positive return on the investment.
We currently have a significant investment in Cash Converters International, which is a publicly traded company based in Australia. We made the initial investment in November 2009 and have made incremental investments periodically since then, including a $14.0 million investment in June 2018 to increase our ownership percentage to 34.75%. The success of this strategic investment is dependent on a variety of factors, including Cash Converters International’s business performance and the market’s assessment of that performance. Cash Converters International’s business has been under significant pressure for the past several years, principally as a result of regulatory changes in Australia and the United Kingdom and related class action litigation. After an analysis of Cash Converters International’s stock price performance and other factors, we determined that the fair value of our investment in Cash Converters International at September 30, 2019 was less than its carrying value but that the impairment was not “other than temporary” primarily due to Cash Converters’ October 2019 agreement to settle a class action lawsuit and the resulting rebound in Cash Converters’ stock price above its recorded value. Accordingly, we did not record an impairment at that date. See Note 4 of Notes to Consolidated Financial Statements included in “Part II, Item 8 - Financial Statements and Supplemental Data.” If the fair value of our investment declines and we determine that such decline is other-than-temporary, we may be required to further impair our investment and recognize the related investment loss, which would adversely affect our results of operations and financial position in the period of impairment. Furthermore, there can be no assurance that we will be able to dispose of some or all of our investment in Cash Converters International on favorable terms, should we decide to do so in the future.
Our ability to recover our investment in RDC is heavily dependent on RDC's success and performance, including its ability to obtain further debt or equity financing.
We have an investment in Rich Data Corporation (“RDC”), a previously consolidated variable interest entity. See Note 5 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” Our ability to recover our investment in RDC is heavily dependent on RDC's success and performance, potentially including its ability to obtain further debt or equity financing. To the extent that RDC is not successful, we may be required in future periods to impair our investment and recognize related investment losses.
We may incur property, casualty or other losses, including losses related to natural disasters such as hurricanes, earthquakes and volcanoes. Not all such losses will be covered by insurance.
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
We have significant operations located in areas that are susceptible to hurricanes (notably the Atlantic and Gulf Coast regions of Florida, the Gulf Coast regions of Texas including Houston, as well as Mexico and Central America). Certain areas of our operations are also susceptible to other types of natural disasters such as earthquakes, volcanoes and tornadoes. As noted above, not all physical damage that we incur as a result of any such natural disaster will be covered by insurance due to policy deductibles and risk retentions. In addition, natural disasters could have a significant negative impact on our business beyond physical damage to property, including a reduction of our loan portfolio, inventory, pawn service charges and merchandise sales. Only limited portions, if any, of those negative impacts will be covered by applicable business interruption insurance policies. As a result, geographically isolated natural disasters could have a material adverse effect on our overall operations and financial performance.
We may face business interruptions or other adverse effects on our operations and growth.
Our business and operations could be subject to interruption or damage due to inclement weather, natural disaster, power loss, acts of violence, terrorist attacks, war, civil unrest or similar events. Further, we may experience information technology or other business systems disruptions. Such events could impair our customers' access to our business, impact our ability to expand or continue our operations or otherwise have an adverse effect on our financial condition.
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
The carrying value of our goodwill was $300.5 million, or approximately 28% of our total assets as of September 30, 2019. In accordance with Financial Accounting Standards Board Accounting Standards Codification 350-20-35, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual goodwill impairment test is performed in the fourth quarter utilizing the income approach. This approach uses future cash flows and estimated terminal values for each reporting unit (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if an impairment exists. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. See Note 1 and Note 7 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data” for a discussion of our annual impairment tests performed for goodwill and indefinite-lived intangible assets during fiscal 2019. Changes in the economic conditions or regulatory environment could negatively affect our key assumptions. Future negative developments including a decline in merchandise sales or demand for our products, a decline in precious metal commodity values, or inflation in costs relative to revenues in our Latin American operations in Guatemala, Honduras, El Salvador or Peru could lead to potential impairment of the $34.5 million in goodwill recorded in our “GPMX” reporting unit within our Latin America reporting segment. There were no impairments of goodwill during fiscal 2019, but there may be impairments in the future should events or circumstances as noted above change.
We also perform periodic reviews for potential impairment of other intangible assets. At September 30, 2019, we determined an impairment had occurred in the fair value of an acquired trade name of a previously acquired entity and recorded a related impairment of $0.6 million. If future and expected performance of acquired entities drops below current expectations, we may recognize further impairments of recorded trade names in future periods, which could negatively affect our results of operations and financial condition. At September 30, 2019, the net book value of recorded trade names, most of which were acquired after fiscal 2017, was $19.9 million.
The conversion feature of our convertible notes, if triggered, may adversely affect our financial condition and operating results.
We have outstanding a total of $316.3 million of convertible notes. See Note 8 of Note to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” If the conversion feature of any of those convertible notes is triggered, holders will be entitled to convert the notes at their option at any time during specified periods. If one or more holders elect to convert their notes, we may be required, or may choose, to settle the obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
We have a limited number of unreserved shares available for future issuance, which may limit our ability to conduct future financings and other transactions and our ability to offer equity awards to management.
Our certificate of incorporation currently authorizes us to issue up to 100 million shares of Class A Common Stock. Taking into consideration the shares that are issued and outstanding, as well as the shares that have been reserved for issuance pursuant to convertible notes, warrants and outstanding equity incentive compensation awards and the conversion of the Class B Common Stock, we had approximately 1,000,000 shares of authorized Class A Common Stock available for other uses as of September 30, 2019. Therefore, our ability to issue shares of Class A Common Stock (other than pursuant to the existing reserved-for commitments), or securities or instruments that are convertible into or exchangeable for shares of Class A Common Stock, may be limited until such time that additional authorized, unissued and unreserved shares become available or unless we determine that we are unlikely to issue all of the shares that are currently reserved. During this time, for example, our ability to complete equity or equity-linked financings or other transactions (including strategic acquisitions) that involve the issuance or potential issuance of Class A Common Stock may be limited. Further, our ability to offer equity-based compensation to our management team may also be limited, which could adversely affect our ability to align management’s incentives with stockholders or attract and retain key management personnel.
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
We generally lease our United States locations with terms of three to ten years with one or more renewal options. Our locations in Latin America are generally leased on three to five year terms. Our existing leases expire on dates ranging between November 2019 and fiscal 2031, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores. On an ongoing basis, we may close or consolidate under-performing store locations.
The following table presents the number of stores by location as of September 30, 2019:

United States:
Texas	215
Florida	96
Colorado	34
Nevada	24
Illinois	21
Oklahoma	21
Arizona	20
Indiana	15
Tennessee	13
Iowa	11
Utah	9
Georgia	8
Minnesota	7
Alabama	5
Oregon	5
Wisconsin	3
Virginia	2
Pennsylvania	1
Mississippi	1
Arkansas	1
Total United States locations	512

Mexico:
Estado de México	70
Ciudad de México	59
Veracruz	38
Sinaloa	24
Guanajuato	23
Jalisco	17
Hidalgo	16
Puebla	12
Tabasco	11
Michoacán	9
Tamaulipas	9
Querétaro	8

Chiapas	8
Morelos	9
Nuevo León	7
Campeche	7
Guerrero	6
Quintana Roo	6
Coahuila	5
Oaxaca	4
Aguascalientes	4
Tlaxcala	3
San Luis Potosí	2
Total Mexico locations	357

Guatemala	80

El Salvador	17

Honduras	15

Peru	11

Canada:
Ontario	22
Total Canada locations	22
Total Company locations	1,014
In addition to our store locations, we lease corporate office space primarily in Austin, Texas (137,100 square feet, of which 82,700 square feet has been subleased to other tenants), Querétaro, Mexico (9,500 square feet), Guatemala City, Guatemala (7,700 square feet), and Miami, Florida (14,200 square feet).
For additional information about store locations during fiscal 2019, 2018 and 2017, see “Segment and Geographic Information” included in “Part I, Item 1 — Business.”
ITEM 3 — LEGAL PROCEEDINGS
For a discussion of legal proceedings, see Note 14 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Non-Voting Common Stock (“Class A Common Stock”) is traded on the NASDAQ Stock Market under the symbol “EZPW.” As of November 25, 2019, there were approximately 270 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of November 25, 2019. As of September 30, 2019, the closing sales price of our Class A Common Stock, as reported by the NASDAQ Stock Market, was $6.46 per share.
Stock Performance Graph
The following Stock Performance Graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol: IXIC) and the NASDAQ Other Financial Index (ticker symbol: IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2014. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

ITEM 6 — SELECTED FINANCIAL DATA
The following selected financial information should be read in conjunction with, and is qualified in its entirety by, the accompanying consolidated financial statements and related notes. We revised certain historical amounts as further described in Note 1 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Operating Data

	Fiscal Year Ended September 30,
	2019	2018 (a)	2017	2016	2015

	(in thousands, except per share and store figures)
Total revenues	$847,229	$812,156	$747,951	$730,319	$720,726
Net revenues	494,448	481,551	435,507	428,044	403,746
Restructuring	—	—	—	1,921	17,080
Impairment of investments	19,725	11,712	—	10,957	26,837
Income (loss) from continuing operations, net of tax	1,768	37,150	31,585	(9,322)	(51,817)

Basic earnings (loss) per share attributable to EZCORP, Inc. — continuing operations	$0.05	$0.70	$0.61	$(0.15)	$(0.93)
Diluted earnings (loss) per share attributable to EZCORP, Inc. — continuing operations	$0.05	$0.66	$0.61	$(0.15)	$(0.93)

Weighted average shares outstanding:
Basic	55,341	54,456	54,260	54,427	54,369
Diluted	55,984	57,896	54,368	54,427	54,369

Stores attributable to continuing operations at end of period	1,014	988	786	786	786

(a)
In fiscal 2018 we acquired 112 GuatePrenda-MaxiEfectivo (“GPMX”) pawn stores as further described in Note 2 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

	September 30,
	2019 (c)	2018	2017	2016	2015

	(in thousands)
Pawn loans	$199,058	$198,463	$169,242	$167,329	$159,964
Inventory, net	179,355	166,997	154,411	140,224	124,084
Working capital (a) (b)	514,674	489,422	503,918	382,908	314,127
Total assets (a)	1,083,702	1,241,780	1,021,144	980,182	896,087
Long-term debt, less current maturities (a)	238,380	226,702	284,807	283,611	197,976
EZCORP, Inc. stockholders’ equity	744,949	742,739	658,803	591,921	653,210

(a)	Amounts exclude assets and liabilities held for sale in conjunction with the disposal of Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") in September 2016.

(b)	In fiscal 2019, we repaid $195.0 million in aggregate principal amount outstanding 2.125% Cash Convertible Senior Notes Due 2019 using cash on hand.

(c)
Working capital and total asset amounts are inclusive of $0.9 million in gross installment loan balances which are securitized under the CASHMAX securitization facility as further described in Note 8 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

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
Results of Operations
Fiscal 2019 vs. Fiscal 2018
Summary Financial Data
The following table presents selected summary consolidated financial data for fiscal 2019 and fiscal 2018.

	Fiscal Year Ended September 30,		Change
	2019	2018

	(in thousands)
Net revenues:
Pawn service charges	$327,366	$304,577	7%

Merchandise sales	453,375	438,372	3%
Merchandise sales gross profit	155,867	161,754	(4)%
Gross margin on merchandise sales	34%	37%	(300) bps

Jewelry scrapping sales	60,445	60,752	(1)%
Jewelry scrapping gross profit	7,510	8,462	(11)%
Gross margin on jewelry scrapping sales	12%	14%	(200) bps

Other revenues, net	3,705	6,758	(45)%
Net revenues	494,448	481,551	3%

Operating expenses	447,439	414,427	8%
Non-operating expenses	42,835	11,585	270%
Income from continuing operations before income taxes	4,174	55,539	(92)%
Income tax expense	2,406	18,389	(87)%
Income from continuing operations, net of tax	1,768	37,150	(95)%
Loss from discontinued operations, net of tax	(457)	(856)	(47)%
Net income	1,311	36,294	(96)%
Net loss attributable to noncontrolling interest	(1,230)	(988)	24%
Net income attributable to EZCORP, Inc.	$2,541	$37,282	(93)%

Net pawn earning assets:
Pawn loans	$199,058	$198,463	—%
Inventory, net	179,355	166,997	7%
Total net pawn earning assets	$378,413	$365,460	4%
Net revenues for fiscal 2019 were $494.4 million compared to $481.6 million in the prior year. Pawn service charges (“PSC”) increased 7% on a higher average pawn loans outstanding (“PLO”) balance throughout the year resulting from acquisitions, newly opened stores and same store growth. Average ending monthly PLO balances during the current year increased by 7%.

Merchandise sales increased 3%, but gross margin on merchandise sales declined 300 basis points to 34%, resulting in a 4% decline in merchandise sales gross profit. Excluding a discrete $4.6 million transaction tax adjustment in our Latin America segment, gross margin on merchandise sales was 35%, falling within our target range of 35-38%.
Total operating expenses increased $33.0 million, or 8%, primarily as a result of the acquisition of 84 pawn stores in Latin America in fiscal 2018 that were not in operation for the full fiscal 2018, another 12 pawn stores acquired in the U.S. and Latin America in fiscal 2019 and the opening of 34 de novo stores in Latin America during fiscal 2018 and 2019, as well as other investments to support the growth of the business. Total non-operating expenses increased $31.3 million, or 270%, primarily due to:

•
Impairment of our investment in Cash Converters International in the amount of $19.7 million ($15.3 million, net of taxes) as compared to an impairment of $11.7 million ($9.2 million, net of taxes) in the prior year;

•	A $5.7 million decrease in income from our unconsolidated affiliates, primarily Cash Converters International;

•	A $5.2 million decrease in other income from a favorable legal settlement in the prior year;

•
A $4.8 million increase in interest expense, primarily due to an increase in average debt outstanding during the current year compared to the prior year, offset by the reduction of interest expense on $195.0 million of our 2019 Cash Convertible Notes which were repaid on June 17, 2019; and

•
A $6.0 million decrease in interest income, primarily due to the declining principal balance on the Grupo Finmart notes as they are repaid in accordance with their agreed amortization schedule, in addition to the reduction of interest earned on outstanding cash balances after our 2019 Convertible Notes were repaid in June 2019.

Income taxes decreased $16.0 million due primarily to:

•	A decrease in income from continuing operations before income taxes;

•	A discrete transaction tax adjustment with an income tax benefit of $1.8 million in the current year; and

•	A lower maximum U.S. corporate tax rate of 21% in the current year compared to a higher blended rate in the prior year; partially offset by

•	A first quarter fiscal 2018 charge related to the impacts of the U.S. Tax Cuts and Jobs Act of 2017; and

•	A $3.1 million reduction in benefits associated with the expiration of a statute of limitations on uncertain tax positions.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the impact of earnings and foreign tax credits from our equity investment in Cash Converters International, the net effect of state taxes, non-deductible items and changes in valuation allowances, the lapse of the statute of limitations of uncertain tax positions, as well as impacts from the new federal tax in the United States. See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.

U.S. Pawn
The following table presents selected summary financial data from the U.S. Pawn segment:

	Fiscal Year Ended September 30,		Change
	2019	2018

	(in thousands)
Net revenues:
Pawn service charges	$248,369	$237,086	5%

Merchandise sales	355,996	350,699	2%
Merchandise sales gross profit	130,860	134,291	(3)%
Gross margin on merchandise sales	37%	38%	(100) bps

Jewelry scrapping sales	45,815	47,745	(4)%
Jewelry scrapping sales gross profit	6,497	7,328	(11)%
Gross margin on jewelry scrapping sales	14%	15%	(100) bps

Other revenues	233	250	(7)%
Net revenues	385,959	378,955	2%

Segment operating expenses:
Operations	269,003	263,094	2%
Depreciation and amortization	11,879	12,869	(8)%
Segment operating contribution	105,077	102,992	2%

Other segment expenses	3,402	271	1,155%
Segment contribution	$101,675	$102,721	(1)%

Other data:
Net earning assets — continuing operations (a)	$299,674	$290,140	3%
Inventory turnover	1.9	1.9	0.0x
Average monthly ending pawn loan balance per store (b)	$292	$279	5%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate	84%	84%	—

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.

Net revenue increased $7.0 million, or 2%, primarily due to a 5%, or $11.3 million increase in PSC, partially offset by a 3%, or $3.4 million, decrease in merchandise sales gross profit. These results include a slight margin decline and an 11%, or $0.8 million, decrease in jewelry scrapping sales gross profit on less scrap volume. The increase in net revenue attributable to same stores and new stores added/closed during the year is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$10.8	$(3.0)	$7.8
Closed stores and other	0.5	(0.4)	0.1
Total	$11.3	$(3.4)	$7.9
Change in jewelry scrapping sales gross profit and other revenues			(0.8)
Total change in net revenue			$7.1
PSC increased 5% primarily due to a 5% increase in average ending monthly PLO balances during the current year. The higher average loan balance was driven by disciplined lending practices and a focus on meeting customers' need for cash, as well as acquired stores. Same store pawn service charges increased 5%.
Merchandise sales increased 2%, with gross margin on merchandise sales of 37%, a 100 basis point decline over the prior year, but within our target range. As a result, merchandise sales gross profit decreased 3% to $130.9 million.
Jewelry scrapping sales gross profit remained relatively flat at 2% of net revenues, but down 11% from the prior year, in-line with our strategy to sell rather than scrap jewelry in prime sales periods, with a 100 basis point decrease in gross margin to 14%.
Operations expenses increased 2%, including increased team member compensation at same stores. Depreciation and amortization improved 8% primarily as a result of a discrete charge of $0.5 million for the retirement of certain assets in the prior year.
A 2% increase in net revenue resulted in a 1% decrease in segment contribution primarily as a result of a $2.9 million reserve against a receivable balance from a gold refiner deemed uncollectible due to the refiner's Chapter 11 bankruptcy included in other segment expenses. As a net effect of these factors, segment contribution decreased 1% to $101.7 million.

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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and twelve months ended September 30, 2019 and 2018 were as follows:

	September 30,		Three Months Ended September 30,		Twelve Months Ended September 30,
	2019	2018	2019	2018	2019	2018

Mexican peso	19.7	18.7	19.4	18.9	19.4	19.0
Guatemalan quetzal	7.6	7.6	7.5	7.5	7.6	7.3
Honduran lempira	24.2	24.0	24.1	23.8	24.1	23.5
Peruvian sol	3.4	3.3	3.3	3.3	3.3	3.2
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

	Fiscal Year Ended September 30,
	2019 (GAAP)	2018 (GAAP)	Change (GAAP)	2019 (Constant Currency)	Change (Constant Currency)

	(in thousands)			(in thousands)
Net revenues:
Pawn service charges	$78,997	$67,491	17%	$80,821	20%

Merchandise sales	97,379	87,673	11%	99,886	14%
Merchandise sales gross profit	25,007	27,463	(9)%	25,907	(6)%
Gross margin on merchandise sales	26%	31%	(500) bps	26%	(500) bps

Jewelry scrapping sales	14,630	13,007	12%	14,956	15%
Jewelry scrapping sales gross profit	1,013	1,134	(11)%	1,033	(9)%
Gross margin on jewelry scrapping sales	7%	9%	(200) bps	7%	(200) bps

Other revenues	179	85	111%	184	116%
Net revenues	105,196	96,173	9%	107,945	12%

Segment operating expenses:
Operations	74,199	61,553	21%	75,898	23%
Depreciation and amortization	6,267	4,068	54%	6,400	57%
Segment operating contribution	24,730	30,552	(19)%	25,647	(16)%

Other segment expense (income) (a)	606	(2,609)	*	589	*
Segment contribution	$24,124	$33,161	(27)%	$25,058	(24)%

Other data:
Net earning assets — continuing operations (b)	$78,739	$75,320	5%	$81,731	9%
Inventory turnover	2.4	2.7	(0.3)x	2.4	(0.3)x
Average monthly ending pawn loan balance per store (c)	$89	$90	(1)%	$92	2%
Monthly average yield on pawn loans outstanding	16%	15%	100 bps	16%	100 bps
Pawn loan redemption rate (d)	78%	79%	(100) bps	78%	(100) bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)
Fiscal 2019 constant currency amount excludes nominal net GAAP basis foreign currency transaction gains resulting from movement in exchange rates. The net foreign currency transaction gains for fiscal 2018 were $0.2 million and are included in the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
(d)	Rate is solely inclusive of results from Empeño Fácil.

In the current year, our Latin America pawn segment acquired five pawn stores and opened 22 de novo stores. At new stores, net revenue growth typically trails the growth in expenses until new stores begin to mature and until acquired stores are fully integrated and migrated to our operating metrics. Net revenue increased $9.0 million, or 9%, ($11.8 million, or 12%, on a constant currency basis), primarily due to a 17% increase (20% on a constant currency basis) in PSC, offset by a 9% decrease (6% on a constant currency basis) in merchandise sales gross profit, inclusive of a discrete tax adjustment of $4.6 million relating to prior periods. Excluding the discrete transaction tax adjustment, net revenues increased 14% (17% on a constant currency basis). The change in net revenue attributable to same stores and new stores added since the prior year is summarized as follows:

	Change in Net Revenue (GAAP)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores (a)	$4.0	$(5.2)	$(1.2)
New stores and other	7.5	2.7	10.2
Total	$11.5	$(2.5)	$9.0
Change in jewelry scrapping sales gross profit and other revenues			—
Total change in net revenue			$9.0

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores (a)	$5.6	$(4.4)	$1.2
New stores and other	7.7	2.9	10.6
Total	$13.3	$(1.5)	$11.8
Change in jewelry scrapping sales gross profit and other revenues			—
Total change in net revenue			$11.8

(a)	Amount includes discrete tax adjustment in merchandise sales gross profit of $4.6 million ($4.4 million on a constant currency basis).
PSC increased 17% (20% on a constant currency basis). The average ending monthly PLO balance per store during the current year increased 1% (2% on a constant currency basis). PSC includes a $1.1 million increase in revenue attributable to the receipt of previously escrowed seller funds as a result of settling certain indemnification claims with the sellers of GPMX. In the current year, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024.
Merchandise sales increased 11% (14% on a constant currency basis) primarily from newly acquired stores, reduced by a $4.6 million discrete transaction tax adjustment relating to prior periods. Excluding the discrete transaction tax adjustment, gross margin on merchandise sales was 29%, or 200 basis points, below the prior year. The lower merchandise sales margin was influenced by efforts to liquidate aged general merchandise as well as slightly more lenient underwriting to optimize the balance between PSC and sales gross profit. As a result of these factors, merchandise sales gross profit was down 9% to $25.0 million (6% to $25.9 million on a constant currency basis). Excluding the discrete transaction tax adjustment, merchandise sales gross profit increased 8% to $29.6 million (up 10% to $30.3 million on a constant currency basis).
Jewelry scrapping sales increased 12% (15% on a constant currency basis), with a 200 basis point decrease in margin to 7%. The slightly lower scrap margin reflects higher processing fees from a new refiner following the bankruptcy of our prior refiner, as well as our stores’ efforts to merchandise higher value jewelry in store rather than scrapping to obtain a higher overall gross profit.
Other segment expense included interest of $1.5 million related to the previously discussed discrete transaction tax adjustment.

Net revenue increased 9% (12% on a constant currency basis) in the current year. Excluding the discrete transaction tax adjustment, net revenues increased 14% (17% on a constant currency basis). Operations expense increased at a faster pace of 21% (23% on a constant currency basis). Of this increase, 11% was attributable to same stores and the remaining 10% was attributable to newly acquired or opened stores. At new stores, net revenue growth typically trails the growth in expenses until new stores begin to mature and until acquired stores are fully integrated and migrated to our operating metrics. Contributing to the overall increase in operating expenses was higher labor, energy and robbery/security costs, as well as increases in operating supplies at same stores and the cost of new licensing requirements in Mexico. We are investing in improved security features at higher risk stores to deter, thwart and limit the losses from future robbery attempts, not only to decrease direct robbery losses but to enhance the safety and comfort of our team members and customers.
Depreciation and amortization increased 54% (57% on a constant currency basis) from new and acquired stores and additional capital investment in existing and acquired operations following acquisition. Additionally, we recorded a $0.7 million reserve against a receivable deemed uncollectible from a refiner, consisting of a $1.5 million reserve recorded in the first quarter ended December 31, 2018 and a subsequent $0.8 million recovery in the second quarter of fiscal 2019 included in other segment expenses. These factors resulted in a decrease in segment contribution of $9.0 million or 27% ($8.1 million or 24% on a constant currency basis), including the impact of a $6.1 million discrete transaction tax adjustment.
Other International
The following table presents selected summary financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units’ functional currencies of primarily Canadian and Australian dollars:

	Fiscal Year Ended September 30,		Percentage Change
	2019	2018

	(in thousands)
Net revenues:
Consumer loan fees and interest	$5,631	$8,120	(31)%
Consumer loan bad debt	(2,338)	(1,697)	38%
Net revenues	3,293	6,423	(49)%

Segment operating expenses (income):
Operating expenses	7,595	10,378	(27)%
Equity in net loss (income) of unconsolidated affiliates	135	(5,529)	*
Segment operating (loss) income	(4,437)	1,574	*

Impairment of investment	19,725	11,712	68%
Other segment expense (income)	2,668	(132)	*
Segment loss	$(26,830)	$(10,006)	168%

*	Represents a percentage computation that is not mathematically meaningful.
Segment loss of $26.8 million was $16.8 million greater than the prior year loss primarily due to:

•	Impairment of our investment in Cash Converters International in the amount of $19.7 million ($15.3 million, net of taxes); and

•	A $5.7 million decrease in income from our unconsolidated affiliates including recognition of several discrete charges recognized by Cash Converters International;

•	A $3.1 million decrease in net revenue as we continue to manage the product mix between installment loans and single-pay loans in Canada; and

•	A $1.9 million charge from the expiration of a call option as a result of a third-party investment in Rich Data Corporation (“RDC”), our unconsolidated affiliate; partially offset by

•	A $2.3 million decrease in costs to develop technology to drive future revenue enhancement as a result of the deconsolidation of RDC.

Due partly to regulatory changes that became effective January 1, 2018, we added installment loan products in our Canada CASHMAX business to meet the needs of our customers. In addition to single-pay loans, all CASHMAX stores now offer installment loans with terms ranging from six to 18 months and average yields of 47% per annum. We recently decreased efforts to grow the installment loan balance and refocused on serving customers’ greater demand for single-pay loans and, as a result, have seen improved operating results in the latter half of fiscal 2019. We entered into a secured borrowing arrangement in November 2018 to provide up to CAD $25.0 million to fund originations of installment loans through November 2019 and have obtained $1.5 million in proceeds from the facility through September 30, 2019. See Note 8 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
Subsequent to September 30, 2019 (on October 21, 2019), Cash Converters International agreed to settle the sole remaining class action lawsuit previously lodged on behalf of borrowers residing in Queensland, Australia who took out personal loans from Cash Converters International between July 30, 2009 and June 30, 2013. Cash Converters International agreed to pay AUD $42.5 million, subject to court approval. We estimate recording a charge of approximately $10.0 million for our share of the settlement from Cash Converters International in fiscal 2020 related to this event, in addition to our regularly included share of their earnings. Cash Converters International has announced that it intends to fund the settlement with cash on hand and cash flow from operations. Though such increase in value does not affect the carrying value of our investment, shares in Cash Converters International increased from AUD $0.14 as of September 30, 2019 to AUD $0.245 as of October 30, 2019, representing an increase in value of our investment of $15.8 million during that period.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,		Percentage Change
	2019	2018

	(in thousands)
Segment contribution	$98,969	$125,876	(21)%
Corporate expenses (income):
Administrative	63,665	53,639	19%
Depreciation and amortization	10,432	8,363	25%
Loss on sale or disposal of assets and other	24	233	(90)%
Interest expense	30,537	27,738	10%
Interest income	(9,485)	(14,422)	(34)%
Other income	(378)	(5,214)	(93)%
Income from continuing operations before income taxes	4,174	55,539	(92)%
Income tax expense	2,406	18,389	(87)%
Income from continuing operations, net of tax	1,768	37,150	(95)%
Loss from discontinued operations, net of tax	(457)	(856)	(47)%
Net income	1,311	36,294	(96)%
Net loss attributable to noncontrolling interest	(1,230)	(988)	24%
Net income attributable to EZCORP, Inc.	$2,541	$37,282	(97)%
Segment contribution decreased primarily due to a $19.7 million impairment of our investment in Cash Converters International, a $2.9 million charge included in our ordinary share of earnings from Cash Converters International, several discrete charges recorded by Cash Converters International and the impact of a $6.1 million discrete transaction tax adjustment in our Latin America Pawn segment.
Administrative expenses increased $10.0 million, or 19%, in the current year primarily due to $6.7 million of strategic investments in the Lana digital platform, due diligence expenses on acquisition opportunities ultimately abandoned, other professional fees and costs related to recruitment and compensation of additional members of our board of directors.
Depreciation and amortization expense increased $2.1 million, or 25%, primarily due to additional capitalized software costs, including the costs to develop our new point of sale system.
Interest expense increased $2.8 million, or 10%, primarily due to an increase in average debt outstanding during the current year compared to the prior year, offset by the reduction of interest expense on our 2019 Convertible Notes which were repaid on June 17, 2019. Effective interest rates on our outstanding convertible debt were approximately 8% to 9%. We expect interest expense to decrease in future periods due to the repayment of the 2019 Cash Convertible Notes. For additional information about our financing transactions, see “Note 8 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Interest income decreased $4.9 million, or 34%, primarily due to the declining principal balance on the Grupo Finmart notes as they are repaid in accordance with their agreed amortization schedule and the reduction of interest earned on outstanding cash balances after repayment of our 2019 Convertible Notes in June 2019. The remainder of principal outstanding on the Grupo Finmart notes and the first installment ($6.0 million) of the deferred compensation fee were received by September 2019, reducing the amount of interest income recognized going forward. As of September 30, 2019, remaining amounts receivable under the Grupo Finmart notes receivable are $4.0 million in March 2020 and $4.0 million in September 2020, plus interest.
Other income in the prior year was comprised primarily of $5.2 million in net recoveries pertaining to a legal settlement.

Income taxes decreased $16.0 million due primarily to:

•	A $51.4 million decrease in income from continuing operations before income taxes;

•	A discrete transaction tax adjustment with a tax benefit of $1.8 million in the current year; and

•	A lower maximum U.S. corporate tax rate of 21% in the current year compared to a higher blended rate in the prior year; partially offset by

•	A first quarter of fiscal 2018 charge related to the impacts of the U.S. Tax Cuts and Jobs Act of 2017; and

•	A $3.1 million reduction in benefits associated with the expiration of a statute of limitations on uncertain tax positions.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the impact of earnings and foreign tax credits from our equity investment in Cash Converters International, the net effect of state taxes, non-deductible items and changes in valuation allowances, the lapse of the statute of limitations of uncertain tax positions in the current year, as well as impacts from the new federal tax regime in the United States. See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.

Fiscal 2018 vs. Fiscal 2017
Summary Financial Data
The following table presents selected summary consolidated financial data for fiscal 2018 and 2017.

	Fiscal Year Ended September 30,		Change
	2018	2017

	(in thousands)
Net revenues:
Pawn service charges	$304,577	$273,077	12%

Merchandise sales	438,372	414,838	6%
Merchandise sales gross profit	161,754	148,313	9%
Gross margin on merchandise sales	37%	36%	100 bps

Jewelry scrapping sales	60,752	51,189	19%
Jewelry scrapping sales gross profit	8,462	7,258	17%
Gross margin on jewelry scrapping sales	14%	14%	—

Other revenues, net	6,758	6,859	(1)%
Net revenues	481,551	435,507	11%

Operating expenses	414,427	382,468	8%
Non-operating expenses	11,585	10,361	12%
Income from continuing operations before income taxes	55,539	42,678	30%
Income tax expense	18,389	11,093	66%
Income from continuing operations, net of tax	37,150	31,585	18%
Loss from discontinued operations, net of tax	(856)	(1,825)	(53)%
Net income	36,294	29,760	22%
Net loss attributable to noncontrolling interest	(988)	(1,650)	(40)%
Net income attributable to EZCORP, Inc.	$37,282	$31,410	19%

Net pawn earning assets:
Pawn loans	$198,463	$169,242	17%
Inventory, net	166,997	154,411	8%
Total net pawn earning assets	$365,460	$323,653	13%
Net revenues for fiscal 2018 were $481.6 million compared to $435.5 million in the prior year, driven primarily by acquired stores. PSC increased 12% on a higher average PLO balance resulting from acquisitions and same store growth. Merchandise sales increased 6% with gross margin on merchandise sales improving 100 basis points to 37%, falling within our target range of 35-38%.
Total operating expenses increased $32.0 million, or 8%, primarily as a result of the acquisition of 196 pawn stores in Latin America during fiscal 2018. Total non-operating expenses increased $1.2 million, or 12%, primarily due to:

•	Impairment of our investment in Cash Converters International in the amount of $11.7 million ($9.2 million, net of taxes); partially offset by

•	A $4.9 million increase in interest income on the Grupo Finmart notes receivable, in addition to ordinary accruals of interest and accretion of associated debt discounts; and

•	A $5.0 million increase in other income primarily due to net recoveries from a legal settlement.

Income taxes increased $7.3 million, or 66%, from $11.1 million in fiscal 2017 to $18.4 million in fiscal 2018. The overall increase in our tax expense was driven primarily by a 30% increase in our pre-tax earnings. Income tax expense in both periods includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the impact of earnings and foreign tax credits from our equity investment in Cash Converters International, the net effect of state taxes, non-deductible items and changes in valuation allowances. In addition, we were impacted by the Tax Cuts and Jobs Act of 2017 (the "Act") as well as the lapse of statutes of limitations on uncertain tax positions in the current year. That tax law change caused us to revalue our net deferred tax assets to reflect the lower U.S. federal tax rate at which deferred tax items are expected to reverse, partially offset by the expiration of statutes of limitations on some previously uncertain tax positions. See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.

U.S. Pawn
The following table presents selected summary financial data from continuing operations for the U.S. Pawn segment:

	Fiscal Year Ended September 30,		Change
	2018	2017

	(in thousands)
Net revenues:
Pawn service charges	$237,086	$238,645	(1)%

Merchandise sales	350,699	351,878	—%
Merchandise sales gross profit	134,291	128,403	5%
Gross margin on merchandise sales	38%	36%	200 bps

Jewelry scrapping sales	47,745	48,203	(1)%
Jewelry scrapping sales gross profit	7,328	6,769	8%
Gross margin on jewelry scrapping sales	15%	14%	100 bps

Other revenues, net	250	219	14%
Net revenues	378,955	374,036	1%

Segment operating expenses:
Operations	263,094	260,089	1%
Depreciation and amortization	12,869	10,171	27%
Segment operating contribution	102,992	103,776	(1)%

Other segment expenses	271	179	51%
Segment contribution	$102,721	$103,597	(1)%

Other data:
Net earning assets — continuing operations (a)	$290,140	$280,673	3%
Inventory turnover	1.9	2.1	(0.2)x
Average monthly ending pawn loan balance per store (b)	$279	$280	—%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate	84%	84%	—

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.

Net revenue increased $4.9 million, or 1%, due to higher gross margins from our merchandise and jewelry scrapping sales. The increase in net revenue in fiscal 2018 attributable to same stores and new stores added/closed during the year is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(1.9)	$5.2	$3.3
Closed stores and other	0.3	0.7	1.0
Total	$(1.6)	$5.9	$4.3
Change in jewelry scrapping sales gross profit and other revenues			0.6
Total change in net revenue			$4.9
PSC decreased 1% due to a similar decrease in average PLO balances during fiscal 2018, with yield unchanged. PLO balances were negatively affected by Hurricanes Harvey and Irma near the end of fiscal 2017 and the relief funds provided by FEMA and others in the months following the storms, which partially mitigated our customers’ loan demand. Recovery of the loan balance continued throughout fiscal 2018.
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
As a result of these factors, segment contribution was down 1% to $102.7 million.

Latin America Pawn
The following table presents selected summary financial data from continuing operations for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currency of the Mexican peso. See “Results of Operations — Non-GAAP Financial Information” above.

	Fiscal Year Ended September 30,
	2018 (GAAP)	2017 (GAAP)	Change (GAAP)	2018 (Constant Currency)	Change (Constant Currency)

	(in thousands)			(in thousands)
Net revenues:
Pawn service charges	$67,491	$34,432	96%	$68,631	99%

Merchandise sales	87,673	62,957	39%	87,485	39%
Merchandise sales gross profit	27,463	19,907	38%	27,381	38%
Gross margin on merchandise sales	31%	32%	(100) bps	31%	(100) bps

Jewelry scrapping sales	13,007	2,986	336%	13,011	336%
Jewelry scrapping sales gross profit	1,134	489	132%	1,134	132%
Gross margin on jewelry scrapping sales	9%	16%	(700) bps	9%	(700) bps

Other revenues	85	645	(87)%	41	(94)%
Net revenues	96,173	55,473	73%	97,187	75%

Segment operating expenses:
Operations	61,553	36,419	69%	61,297	68%
Depreciation and amortization	4,068	2,675	52%	4,085	53%
Segment operating contribution	30,552	16,379	87%	31,805	94%

Other segment income (a)	(2,609)	(1,856)	41%	(2,400)	29%
Segment contribution (loss)	$33,161	$18,235	82%	$34,205	88%

Other data:
Net earning assets — continuing operations (b)	$75,320	$42,952	75%	$76,804	79%
Inventory turnover	2.7	2.4	0.3x	2.7	0.3x
Average monthly ending total pawn loan balances per store (c)	$90	$74	22%	$91	23%
Monthly average yield on pawn loans outstanding	15%	16%	(100)	16%	—
Pawn loan redemption rate (d)	79%	78%	100 bps	79%	100 bps

(a)
Fiscal 2018 constant currency amount excludes $0.2 million of net GAAP basis foreign currency transaction gains resulting from movement in exchange rates. The net foreign currency transaction gains for fiscal 2017 were $0.1 million and are included in the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
(d)	Rate is solely inclusive of results from Empeño Fácil.
During fiscal 2018, we increased our store count in Latin America by 84% through the acquisition of a total of 196 stores and the opening of 12 de novo stores. The acquisitions strengthened our position in Mexico and provided our first entry into Guatemala, El Salvador, Honduras and Peru. See “Part I, Item 1 — Business — Growth and Expansion.” As a result of these initiatives, combined with strong same store results, net revenue increased $40.7 million, or 73% (up $41.7 million, or 75%, on a constant currency basis). The increase in net revenue attributable to same stores and new stores added/closed during the year is summarized as follows:

	Change in Net Revenue (GAAP)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$2.9	$1.8	$4.7
New stores and other	30.1	5.8	35.9
Total	$33.0	$7.6	$40.6
Change in jewelry scrapping sales gross profit and other revenues			0.1
Total change in net revenue			$40.7

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$4.3	$1.7	$6.0
New stores and other	29.9	5.8	35.7
Total	$34.2	$7.5	$41.7
Change in jewelry scrapping sales gross profit and other revenues			—
Total change in net revenue			$41.7
PSC was up 96% (99% on a constant currency basis) primarily due to the addition of acquired stores discussed above and same store growth. Including the impact of new and acquired stores and foreign currency movements, the average PLO balance per store during fiscal 2018 increased 22%. Same store PSC grew 11% on a 9% growth in average same store PLO.
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
Though we have steadily increased their general merchandise business since acquisition, the 112 GPMX stores acquired in Guatemala, El Salvador, Honduras and Peru in October 2017 have a higher concentration of pawn loans collateralized by gold jewelry than our stores in Mexico, and they scrap a greater portion of any jewelry loan defaults than our other stores. This relationship drove the larger increase in total Latin America PSC and jewelry scrapping sales in relation to the smaller increase in in-store merchandise sales.
We leveraged a 73% increase in net revenue (75% on a constant currency basis) into an 87% increase in segment operating contribution (94% increase on a constant currency basis) due to greater operational leverage from the addition of the acquired stores, resulting in only a 69% increase (68% on a constant currency basis) in operations expenses. After a $0.8 million improvement in other segment income, primarily interest income from our peso-denominated note receivable, segment contribution increased 82% to $33.2 million (up 89% to $34.4 million on a constant currency basis).
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

Other International
The following table presents selected summary financial data from continuing operations for the Other International segment after translation to U.S. dollars from its reporting units’ functional currencies of primarily Canadian and Australian dollars:

	Fiscal Year Ended September 30,		Percentage Change
	2018	2017

	(in thousands)
Net revenues:
Consumer loan fees and interest	$8,120	$7,986	2%
Consumer loan bad debt	(1,697)	(1,988)	(15)%
Net revenues	6,423	5,998	7%

Segment operating expenses:
Operating expenses	10,378	8,639	20%
Equity in net income of unconsolidated affiliate	(5,529)	(4,916)	12%
Segment operating income	1,574	2,275	(31)%

Impairment of investment	11,712	—	*
Other segment income	(132)	(96)	38%
Segment (loss) income	$(10,006)	$2,371	*

*	Represents a percentage computation that is not mathematically meaningful.
Segment loss was $10.0 million, a decrease of $12.4 million from the prior year primarily due to:

•	Impairment of our investment in Cash Converters International in the amount of $11.7 million ($9.2 million, net of taxes) related to shares acquired prior to fiscal 2018; and

•	A $1.7 million increase in operating expenses, including further investment in the development of technology to drive future revenue enhancement.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,		Percentage Change
	2018	2017

	(in thousands)
Segment contribution	$125,876	$124,203	1%
Corporate expenses (income):
Administrative	53,639	53,492	—%
Depreciation and amortization	8,363	10,624	(21)%
Loss on sale or disposal of assets and other	233	27	763%
Interest expense	27,738	27,794	—%
Interest income	(14,422)	(10,173)	42%
Other income	(5,214)	(239)	2,082%
Income from continuing operations before income taxes	55,539	42,678	30%
Income tax expense	18,389	11,093	66%
Income from continuing operations, net of tax	37,150	31,585	18%
Loss from discontinued operations, net of tax	(856)	(1,825)	(53)%
Net income	36,294	29,760	22%
Net loss attributable to noncontrolling interest	(988)	(1,650)	(40)%
Net income attributable to EZCORP, Inc.	$37,282	$31,410	19%
Administrative expenses increased $0.1 million, as we focused on controlling administrative expenditures despite the growth of the business.
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
Interest income increased $4.2 million, or 42%, primarily as a result of our notes receivable from the sale of Grupo Finmart, which were restructured in September 2017, including ordinary accruals of interest in addition to accretion of associated deferred compensation amounts. Throughout the year, Grupo Finmart made timely monthly principal and interest payments on the notes in accordance with the amortization schedule. Excess cash on hand has generated incremental interest income.
Other income included primarily $5.2 million in net recoveries received in connection with the settlement of a derivative lawsuit that was initiated in fiscal 2014 and settled in the third quarter of fiscal 2018.
Income taxes increased $7.3 million, or 66%, from $11.1 million in fiscal 2017 to $18.4 million in fiscal 2018. The overall increase in our tax expense was driven primarily by an increase in our pre-tax earnings from $42.7 million to $55.5 million. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the impact of earnings and foreign tax credits from our equity investment in Cash

Converters International, the net effect of state taxes, non-deductible items and changes in valuation allowances, the lapse of the statutes of limitations of uncertain tax positions in the current year, as well as impacts from the new federal tax in the United States.
On December 22, 2017, the Act was signed into law. Among other things, the Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and created new taxes on certain foreign sourced earnings. The corporate tax rate reduction was effective January 1, 2018 and, accordingly, reduced our fiscal 2018 federal statutory rate to a blended rate of 24.5%, with a further reduction to 21% beginning in fiscal 2019 as a result of our fiscal year ending September 30. As of September 30, 2018, we finalized amounts previously estimated related to the impact of the Act. We recognized a $2.1 million charge for the revaluation of our deferred tax assets and liabilities to the reduced tax rate upon enactment of the Act. In addition, we recorded a charge of approximately $2.6 million to record a valuation allowance against foreign tax credit carryforwards which fail to meet the “more likely than not” threshold to be utilized as a result of changes in tax law enacted as part of the Act. Both items are included as components of "Income tax expense" in our consolidated statements of operations in fiscal 2018. We believe we have adequate foreign tax credits to fully offset any transition tax on the total post-1986 foreign earnings and profit of our foreign subsidiaries as required under the Act.
See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
Loss from discontinued operations was primarily comprised of the write-off of balances from a discontinued business which we previously anticipated to collect.
Liquidity and Capital Resources
Cash Flows
The table and discussion below present a summary of the sources and uses of our cash:

	Fiscal Year Ended September 30,		Percentage Change
	2019	2018

	(in thousands)
Cash flows from operating activities	$103,517	$88,981	16%
Cash flows from investing activities	(27,829)	(134,206)	79%
Cash flows from financing activities	(198,317)	167,588	*
Effect of exchange rate changes on cash and cash equivalents	(507)	(654)	22%
Net (decrease) increase in cash and cash equivalents	$(123,136)	$121,709	*

*	Represents a percentage computation that is not mathematically meaningful.
Change in Cash and Cash Equivalents for Fiscal 2019 vs. Fiscal 2018
The increase in cash flows from operating activities was due to a $26.3 million change in operating assets and liabilities as we enhanced efforts to efficiently manage working capital, offset by an $11.7 million decrease in net income plus several non-cash items. We expect some reduction in cash flow in the first quarter of fiscal 2020 compared to the comparable prior-year quarter, as we repaid certain accounts payable shortly after September 30, 2019.
The increase in cash flows from investing activities was due to an $85.0 million decrease in net cash paid for acquisitions, $14.0 million paid for the purchase of additional shares in Cash Converters International in the prior year, a $1.6 million decrease in net additions to property and equipment as well as capitalized labor, a $4.0 million decrease in net investments related to loan activities and a $1.7 million increase in principal collections from our Grupo Finmart notes receivable.
The decrease in cash flows from financing activities was due primarily to repayment of $195.0 million of our 2.125% Cash Convertible Senior Notes Due 2019 in June 2019, the May 2018 issuance of our $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 and a $3.0 million increase in cash paid for employee net share settlement of individual tax liabilities on vested share-based awards.
The net effect of these and other smaller items was a $123.1 million decrease in cash on hand at September 30, 2019, providing a $157.6 million ending cash balance, exclusive of restricted cash. As of September 30, 2019, our primary source of liquidity was $157.6 million in cash and cash equivalents and cash flows from operations. Of this amount, approximately 20%, or $30.8 million, was held by foreign subsidiaries and is not available to fund domestic operations, portions of which we may be unable to repatriate without incurring foreign withholding taxes. Cash flows from discontinued operations are aggregated with cash flows from continuing operations in the statements of cash flows.
Sources and Uses of Cash
In December 2019, our Board of Directors authorized the repurchase of up to $60.0 million of our Class A Non-voting Common Stock over the three years following plan adoption. We anticipate that cash flow from operations and cash on hand will be adequate to fund any fiscal 2020 portion of such repurchases, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through fiscal 2020. We continue to explore accretive acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise.
Acquisitions
For a description of acquisitions completed, see Note 2 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Capital Expenditures
Capital expenditures during fiscal 2019 included a) expenditures related to the development of Lana and strategic initiatives to leverage customer data into improved underwriting and pricing decisions, b) our point of sale system upgrade to improve employee and customer experience for processing pawn transactions and c) other store expenditures. Capital expenditures during fiscal 2018 included expenditures related to store refreshes in the United States to modernize the layout of certain stores and improve customer experience.
Convertible Notes
In June 2019, we repaid $195.0 million of 2.125% Cash Convertible Senior Notes Due 2019 at maturity using cash on hand.
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”). Net proceeds from the offering, after deducting discounts and expenses, were approximately $167 million, which were added to our cash balances and were available for general corporate purposes, including potentially funding acquisitions and repaying existing indebtedness.
For a description of the terms of our convertible notes, including the associated conversion and other related features and transactions, see Note 8 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Depending on the level of acquisition activity and other factors, our ability to repay our longer term debt obligations, including the convertible debt maturing in 2024 and 2025, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.
Investments in Unconsolidated Affiliates
In June 2018, we acquired 57,631,230 additional shares of Cash Converters International for $14.0 million, increasing our ownership from 31.75% to 34.75%. We acquired these shares in connection with an underwritten placement of approximately 123.3 million shares for AUD $39.5 million, excluding transaction costs. Cash Converters International used the proceeds from the offering to reduce outstanding indebtedness and provide additional capital to pursue growth opportunities while maintaining working capital.
Prior to its third-party capital raise in fiscal 2019, we consolidated the results of Rich Data Corporation (“RDC”). Upon its 2019 capital raise, our ownership was reduced to 13.14% of its outstanding stock and we retained one board seat. Following the equity method of accounting upon that capital raise, we recorded $8.3 million of previous investments in RDC as a portion of “Investments in Unconsolidated Affiliates.” Although this increased the recorded balance of unconsolidated affiliates at that date, we incurred no cash flows at that point beyond amounts previously funded to RDC while it was consolidated.
Grupo Finmart Notes
In connection with the sale of Grupo Finmart to Alpha Holding, S.A. de C.V. (“AlphaCredit”) in September 2016, Grupo Finmart issued two promissory notes (the “Parent Loan Notes”) to us in the aggregate principal amount of $60.2 million. The repayment terms of the Parent Loan Notes were amended in September 2017, and since that time, we have received all scheduled payments when due. As of September 30, 2019, $8.0 million of deferred compensation fees remains outstanding on the Parent Loan Notes, $4.0 million of which is due on March 27, 2020 and the remaining $4.0 million of which is due on September 27, 2020.
We remain obligated to indemnify AlphaCredit for any tax obligations arising from the Grupo Finmart business that are attributable to periods prior to the completion of the sale in September 2016, referred to as “pre-closing taxes.” Those obligations continue until the expiration of the statute of limitations applicable to the pre-closing periods. In August 2019, AlphaCredit notified us of a potential indemnity claim for pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined.
Contractual Obligations
Below is a summary of our cash needs to meet future aggregate contractual obligations as of September 30, 2019:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Debt obligations (a)	$317,976	$214	$1,064	$144,198	$172,500
Interest on long-term debt obligations	45,834	8,481	16,756	16,500	4,097
Operating and other lease obligations (b)	267,886	69,291	107,308	52,031	39,256
Total (c) (d)	$631,696	$77,986	$125,128	$212,729	$215,853

(a)	Excludes debt discount and deferred financing costs as well as convertible features.

(b)	Excludes $12.6 million in sublease payments expected to be received.

(c)
No provision for uncertain tax benefits has been included as the timing of any such payment is uncertain. See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” Additionally, no provision for insurance reserves, deferred compensation arrangements, or other liabilities totaling $4.7 million has been included as the timing of such payments are uncertain.

(d)
Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the accrued portions of interest and lease obligations which are included in interest on long-term debt obligations and operating and other lease obligations captions above.

In addition to the operating lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. During the fiscal year ended September 30, 2019, these collectively amounted to $22.5 million.
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
Pawn Loan Revenue Recognition
We record PSC using the effective interest method over the life of the loan for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. As of September 30, 2019, the balance of our PSC receivable was $31.8 million. Assuming the average forfeiture rate increased or decreased by 10%, our pawn service charges receivable balance as of September 30, 2019 would have increased or decreased by approximately $1.9 million.

Inventory and Cost of Goods Sold
We consider our estimates of obsolete or slow-moving inventory and shrinkage estimates in determining the appropriate overall valuation allowance for inventory. We monitor our sales margins for each type of inventory on an ongoing basis and compare to historical margins. Significant variances in those margins may require a revision to future inventory reserve estimates. We have historically revised our reserve estimates pertaining to jewelry inventory depending on the current price of gold and resulting trends in margins. Future declines in gold prices may cause an increase in reserve rates pertaining to jewelry inventory. As of September 30, 2019, the gross balance of our inventory was $189.1 million for which we have included reserves of $9.7 million. Assuming the reserve rates were increased or decreased by 1%, our inventory reserve balance as of September 30, 2019 would have increased or decreased by approximately $0.3 million.
Notes Receivable
In September 2017, we restructured our remaining outstanding notes receivable from the sale of Grupo Finmart and accounted for such restructuring as new notes for which the modification was more than minor, recognizing $3.0 million of remaining discount as a gain, included under “Interest income” in our consolidated statements of operations. As part of the restructuring of the notes receivable, we negotiated a deferred compensation amount of up to $14.0 million which we are accounting for as “Interest income” under the effective interest method by adjusting the underlying basis of the notes accordingly, accreting to its ultimate estimated settlement amount through September 2020. We review the payment history, creditworthiness, projected cash flows and related assumptions of Grupo Finmart and AlphaCredit (the parent guarantor), as applicable, in determining whether the remainder of the deferred compensation amounts are collectible. Through the date of this report, we have received all monthly principal, interest and deferred compensation payments on these restructured notes receivable as contractually obligated. We regularly monitor and evaluate the timeliness of payments and other inputs to the valuation of the notes.
Goodwill and Other Intangible Assets
We perform our impairment analyses utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. We have determined that our reporting units are equivalent to our operating segments for fiscal 2019. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in our internally developed forecasts. Discount rates used in fiscal 2019 goodwill valuations ranged from 10% to 15% similar to rates used in fiscal 2018. In testing other intangible assets for potential impairment, we apply key assumptions that are consistent with those utilized in our goodwill impairment test.
The excess of the estimated fair value over carrying value for each of our reporting units as of the annual testing date ranged from 7% to 45%. In order to evaluate the sensitivity of the fair value calculations used in the goodwill impairment test, the Company applied a hypothetical 10% decrease to the fair values of each reporting unit and compared those hypothetical values to the reporting unit carrying values. Based on this hypothetical 10% decrease, the excess of the estimated fair value over carrying value for each of our reporting units ranged from negative 4% to positive 31%. Assuming the hypothetical 10% decrease, the negative 4% could result in a potential impairment of the $34.5 million in goodwill recorded in our “GPMX” reporting unit within our Latin America reporting segment. Changes in the economic conditions or the regulatory environment could negatively affect our key assumptions. Future negative developments could include a decline in loan portfolio performance, merchandise sales or demand for our products, a decline in precious metal commodity values, or inflation in costs relative to revenues.
We may perform a qualitative assessment in making our determination of whether it is more likely than not that goodwill and other intangible assets are impaired under appropriate accounting guidance on an annual basis in future reporting periods. In addition to the assumptions discussed above pertaining to the income approach, we consider the assessment of potential triggering events to be a critical estimate.
Income Taxes
Management believes that it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the net recorded deferred tax assets. In the event that we determine all or part of the net deferred tax assets are not realizable in the future, we will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. We have included valuation allowances against deferred tax assets for net operating losses and tax credits not expected to be utilized based on specific facts and estimates for each jurisdiction.

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
Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. The words “may,” "can," “should,” “could,” “will,” "would," “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. Accordingly, you should not regard any forward-looking statement as a representation that the expected results will be achieved. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Such risks and uncertainties include, among other things:

•	The identified material weakness in our internal control over financial reporting;

•	Changes in laws and regulations;

•	Negative characterizations of our industry;

•	Concentration of business in Texas and Florida;

•	Changes in the business, regulatory, political or social climate in Latin America;

•	Changes in gold prices or volumes;

•	Changes in foreign currency exchange rates;

•	Changes in pawn redemption rates, loan default and collection rates or other important operating metrics;

•	Our ability to continue growing our store count through acquisitions and de novo openings;

•	Our ability to successfully develop and commercialize a digital transaction and lending services platform;

•	Our ability to recruit, hire, retain and motivate talented executives and key employees;

•	Ability to collect the remaining balance of Grupo Finmart notes and exposure to Grupo Finmart for continuing indemnification obligations for pre-closing taxes;

•	The outcome of current or future litigation and regulatory proceedings;

•	Our controlled ownership structure;

•	Potential disruptive effect of acquisitions, investments and new businesses;

•	Potential regulatory fines and penalties, lawsuits and related liabilities related to firearms business;

•	Potential robberies, burglaries and other crimes at our stores;

•	Potential exposure under anti-corruption, anti-bribery, anti-money laundering and other general business laws and regulations;

•	Changes in liquidity, capital requirements or access to debt and capital markets;

•	Changes in the competitive landscape;

•	Our ability to design or acquire, deploy and maintain adequate information technology and other business systems;

•	Potential data security breaches or other cyber-attacks;

•	Failure to achieve adequate return on investments;

•	Potential uninsured property, casualty or other losses;

•	Potential natural disasters;

•	Potential civil unrest or government overthrow;

•	Events beyond our control;

•	Changes in U.S. or international tax laws;

•	Financial statement impact of potential impairment of goodwill or other intangible assets such as trade names;

•	Potential conversion of Convertible Notes into cash (which could adversely affect liquidity) or stock (which will cause dilution of existing stockholders); and

•	Limited number of unreserved shares available for future issuance.
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
Our earnings and financial position are affected by changes in gold values, and to a lesser extent silver and precious stone values, and the resulting impact on pawn lending, jewelry sales and jewelry cost of goods sold. The proceeds of scrap sales and our ability to sell jewelry inventory at an acceptable margin depend on gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated due to the timing of scrap sales, among other operational considerations.
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments and our operations outside the U.S. While we generally do not seek to hedge amounts in foreign currencies, we consider hedging strategies from time to time to mitigate certain discrete risks of exposure via short term arrangements.
The translation adjustment from Cash Converters International through June 30, 2019 (included in our September 30, 2019 results on a three-month lag) was a $3.4 million decrease to stockholders’ equity, excluding income tax impacts. During the fiscal year ended September 30, 2019, the Australian dollar weakened approximately 6.5% to $1.00 Australian to $0.6754 U.S. from $0.7225 U.S. as of September 30, 2018.
The translation adjustment from Latin America primarily representing the change of the Mexican peso during the year ended September 30, 2019 was a $7.4 million decrease to stockholders’ equity. During the fiscal year ended September 30, 2019, the Mexican peso weakened approximately 5.2% to $1.00 Mexican to $0.0507 U.S. from $0.0535 U.S. as of September 30, 2018. During the fiscal year ended September 30, 2019, the Guatemalan quetzal strengthened approximately 0.1% to Q1.00 Guatemalan to $0.1324 U.S. from $0.1323 U.S. as of September 30, 2018. We have currently assumed indefinite reinvestment of earnings and capital in Latin America. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation.
To a lesser degree, our operations are affected by fluctuations in the exchange rate of the Honduran lempira and the Peruvian sol.
The translation adjustment from our Canadian operations representing the weakening of the Canadian dollar during the year ended September 30, 2019 was a $0.3 million decrease to stockholders’ equity. During the fiscal year ended September 30, 2019, the Canadian dollar weakened approximately 2.6% to $1.00 Canadian to $0.7553 U.S. from $0.7755 U.S. as of September 30, 2018.
We cannot predict the future valuation of foreign currencies or how further movements in exchange rates could affect our future earnings or financial position due to the interrelationship of operating results and exchange rates.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. (the “Company”) and subsidiaries as of September 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 5, 2019 expressed an adverse opinion thereon.
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
Dallas, Texas

December 5, 2019

EZCORP, Inc. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	September 30,
	2019	2018

Assets:
Current assets:
Cash and cash equivalents	$157,567	$285,311
Pawn loans	199,058	198,463
Pawn service charges receivable, net	31,802	30,959
Inventory, net	179,355	166,997
Notes receivable, net	7,182	34,199
Prepaid expenses and other current assets	30,796	33,456
Total current assets	605,760	749,385
Investments in unconsolidated affiliates	34,516	49,500
Property and equipment, net	67,357	73,649
Goodwill	300,527	299,248
Intangible assets, net	68,044	54,923
Notes receivable, net	1,117	3,226
Deferred tax asset, net	1,998	7,986
Other assets	4,383	3,863
Total assets	$1,083,702	$1,241,780

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$214	$190,181
Accounts payable, accrued expenses and other current liabilities	77,957	57,958
Customer layaway deposits	12,915	11,824
Total current liabilities	91,086	259,963
Long-term debt, net	238,380	226,702
Deferred tax liability, net	1,985	8,817
Other long-term liabilities	7,302	6,890
Total liabilities	338,753	502,372
Commitments and contingencies (Note 14)
Stockholders’ equity:
Class A Non-Voting Common Stock, par value $.01 per share; shares authorized: 100 million; issued and outstanding: 52,565,064 as of September 30, 2019 and 51,614,746 as of September 30, 2018	526	516
Class B Voting Common Stock, convertible, par value $.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30
Additional paid-in capital	407,628	397,927
Retained earnings	389,163	386,622
Accumulated other comprehensive loss	(52,398)	(42,356)
EZCORP, Inc. stockholders’ equity	744,949	742,739
Noncontrolling interest	—	(3,331)
Total equity	744,949	739,408
Total liabilities and equity	$1,083,702	$1,241,780

See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2019	2018	2017

	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$453,375	$438,372	$414,838
Jewelry scrapping sales	60,445	60,752	51,189
Pawn service charges	327,366	304,577	273,077
Other revenues	6,043	8,455	8,847
Total revenues	847,229	812,156	747,951
Merchandise cost of goods sold	297,508	276,618	266,525
Jewelry scrapping cost of goods sold	52,935	52,290	43,931
Other cost of revenues	2,338	1,697	1,988
Net revenues	494,448	481,551	435,507
Operating expenses:
Operations	350,578	334,841	304,956
Administrative	63,665	53,639	53,492
Depreciation and amortization	28,797	25,484	23,661
Loss on sale or disposal of assets and other	4,399	463	359
Total operating expenses	447,439	414,427	382,468
Operating income	47,009	67,124	53,039
Interest expense	32,637	27,834	27,803
Interest income	(11,086)	(17,041)	(12,103)
Equity in net loss (income) of unconsolidated affiliates	135	(5,529)	(4,916)
Impairment of investment in unconsolidated affiliates	19,725	11,712	—
Other expense (income)	1,424	(5,391)	(423)
Income from continuing operations before income taxes	4,174	55,539	42,678
Income tax expense	2,406	18,389	11,093
Income from continuing operations, net of tax	1,768	37,150	31,585
Loss from discontinued operations, net of tax	(457)	(856)	(1,825)
Net income	1,311	36,294	29,760
Net loss attributable to noncontrolling interest	(1,230)	(988)	(1,650)
Net income attributable to EZCORP, Inc.	$2,541	$37,282	$31,410

Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.05	$0.70	$0.61
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.05	$0.66	$0.61

Weighted-average basic shares outstanding	55,341	54,456	54,260
Weighted-average diluted shares outstanding	55,984	57,896	54,368
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Year Ended September 30,
	2019	2018	2017

	(in thousands)
Net income	$1,311	$36,294	$29,760
Other comprehensive (loss) income:
Foreign currency translation (loss) gain, net of income tax benefit (expense) for our investment in unconsolidated affiliate of $708, $353 and ($446) for the years ended September 30, 2019, 2018 and 2017, respectively	(10,042)	(2,638)	5,642
Comprehensive (loss) income	(8,731)	33,656	35,402
Comprehensive loss attributable to noncontrolling interest	(1,230)	(882)	(1,671)
Comprehensive (loss) income attributable to EZCORP, Inc.	$(7,501)	$34,538	$37,073
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Noncontrolling Interest	Total Equity
	Shares	Par Value		Retained Earnings

	(in thousands)
Balances as of October 1, 2016*	54,099	$541	$318,723	$316,476	$(43,820)	$(778)	$591,142
Stock compensation	—	—	5,831	—	—	—	5,831
Release of restricted stock	299	3	—	—	—	—	3
Taxes paid related to net share settlement of equity awards	—	—	(767)	—	—	—	(767)
Reclassification of 2019 Convertible Note Warrants to liabilities	—	—	(523)	—	—	—	(523)
Foreign currency translation gain	—	—	—	—	5,663	(21)	5,642
Foreign currency translation reclassification upon disposition of Grupo Finmart	—	—	25,268	—	—	—	25,268
Net income (loss)	—	—	—	31,409	—	(1,650)	29,759
Balances as of September 30, 2017	54,398	$544	$348,532	$347,885	$(38,157)	$(2,449)	$656,355
Stock compensation	—	—	10,711	—	—	—	10,711
Release of restricted stock	187	2	—	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(311)	—	—	—	(311)
Reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act	—	—	—	1,455	(1,455)	—	—
Foreign currency translation (loss) gain	—	—	—	—	(2,744)	106	(2,638)
Equity classified conversion feature of 2024 Convertible Notes, net of tax	—	—	38,995	—	—	—	38,995
Net income (loss)	—	—	—	37,282	—	(988)	36,294
Balances as of September 30, 2018	54,585	$546	$397,927	$386,622	$(42,356)	$(3,331)	$739,408
Stock compensation	—	—	9,794	—	—	—	9,794
Transfer of subsidiary shares to noncontrolling interest	—	—	3,195	—	—	(3,195)	—
Release of restricted stock	950	10	—	—	—	—	10
Deconsolidation of subsidiary	—	—	—	—	—	7,756	7,756
Taxes paid related to net share settlement of equity awards	—	—	(3,288)	—	—	—	(3,288)
Foreign currency translation loss	—	—	—	—	(10,042)	—	(10,042)
Net income (loss)	—	—	—	2,541	—	(1,230)	1,311
Balances as of September 30, 2019	55,535	$556	$407,628	$389,163	$(52,398)	$—	$744,949

*	See Note 1 of Notes to Consolidated Financial Statements for discussion of opening balance impact as a result of corrections to prior period financial statements.
See accompanying notes to consolidated financial statements.

EZCORP, Inc. CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2019	2018	2017

	(in thousands)
Operating activities:
Net income	$1,311	$36,294	$29,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,797	25,484	23,661
Amortization of debt discount and deferred financing costs	19,759	17,595	12,303
Accretion of notes receivable discount and deferred compensation fee	(4,524)	(9,150)	(3,788)
Deferred income taxes	1,616	7,916	6,096
Other adjustments	5,776	2,607	4,566
Reserve on jewelry scrap receivable	3,646	—	—
Stock compensation expense	9,751	10,784	5,866
Loss (income) from investments in unconsolidated affiliates	135	(5,529)	(4,916)
Impairment of investment in unconsolidated affiliates	19,725	11,712	—
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	(732)	(1,788)	(285)
Inventory	(493)	(1,074)	721
Prepaid expenses, other current assets and other assets	5,732	477	4,225
Accounts payable, accrued expenses and other liabilities	22,246	(3,271)	(30,894)
Customer layaway deposits	1,176	709	241
Income taxes, net of excess tax benefit from stock compensation	(10,404)	(3,785)	3,110
Net cash provided by operating activities	103,517	88,981	50,666
Investing activities:
Loans made	(737,585)	(707,220)	(646,625)
Loans repaid	434,142	421,331	386,383
Recovery of pawn loan principal through sale of forfeited collateral	288,502	266,962	244,632
Capital expenditures, net	(38,839)	(40,474)	(25,001)
Acquisitions, net of cash acquired	(8,116)	(93,165)	(2,250)
Investment in unconsolidated affiliate	—	(14,036)	—
Principal collections on notes receivable	34,067	32,396	29,458
Net cash used in investing activities	(27,829)	(134,206)	(13,403)
Financing activities:
Taxes paid related to net share settlement of equity awards	(3,288)	(311)	(767)
Proceeds from borrowings, net of issuance costs	1,064	171,409	139,506
Payments on borrowings	(196,093)	(3,510)	(85,388)
Net cash (used in) provided by financing activities	(198,317)	167,588	53,351
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(507)	(654)	724
Net (decrease) increase in cash and cash equivalents and restricted cash	(123,136)	121,709	91,338
Cash and cash equivalents and restricted cash at beginning of period	285,578	163,869	72,531
Cash and cash equivalents and restricted cash at end of period	$162,442	$285,578	$163,869

Cash paid during the period for:
Interest	$12,900	$8,412	$9,068
Income taxes, net	11,132	13,676	8,866

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$301,357	$274,590	$257,388
Dividend reinvestment acquisition of additional ownership in unconsolidated affiliate	—	—	1,153

See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Notes to Consolidated Financial Statements
NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Formed in 1989, we have grown into a leading provider of pawn loans in the United States and Latin America. Pawn loans are non-recourse loans collateralized by tangible property. We also sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers, and operate a small number of financial services stores in Canada. We are dedicated to satisfying the short-term cash needs of consumers who are cash or credit constrained, focusing on delivering an industry-leading customer experience.
As of September 30, 2019, we operated a total of 1,014 locations, consisting of:

•	512 United States pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);

•	357 Mexico pawn stores (operating primarily as Empeño Fácil);

•	123 pawn stores in Guatemala, El Salvador, Honduras and Peru (operating as GuatePrenda and MaxiEfectivo); and

•	22 financial services stores in Canada (operating as CASHMAX).
We also own 34.75% of Cash Converters International Limited (“Cash Converters International”), a publicly traded company (ASX:CCV) headquartered in Perth, Western Australia. Cash Converters International and its controlled companies comprise a diverse group generating revenues from franchising, store operations, personal finance and vehicle finance, with operations in Australia and the United Kingdom, a 25% equity interest in Cash Converters New Zealand and a franchise presence in 15 other countries around the world.
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
In determining whether we have the right to receive benefits or the obligation to absorb losses that could potentially be significant to a VIE, we evaluate all of our economic interests in the entity, regardless of form (debt, equity, management and servicing fees and other contractual arrangements). This evaluation considers all relevant factors of the entity’s design including the entity’s capital structure, contractual rights to earnings or losses, subordination of our interests relative to those of other investors, as well as any other contractual arrangements that might exist that could have the potential to be economically significant. The evaluation of each of these factors in reaching a conclusion about the potential significance of our economic interests is a matter that requires the exercise of professional judgment.

Corrections and Reclassifications to Prior Period Financial Statements
In the second quarter of fiscal 2019, we identified errors in our previously reported financial statements during the ordinary course of account reviews and subsequent investigation of related accounts. None of the identified errors was material to any previously reported period. These have now been corrected in all periods presented. The errors related to the overstatement of historical balances of pawn service charges receivable resulting from errors in the configuration of information technology reports, as well as other minor items identified in our reconciliation process. These errors resulted in an overstatement of October 1, 2016 beginning retained earnings of $3.4 million. The impact of these corrections on the consolidated financial statements, exclusive of quarterly impacts presented in previous fiscal 2019 filings, is as provided below (in thousands except per share amounts).
Consolidated Balance Sheets

	December 31, 2018
	As Previously Reported	Corrections	As Corrected

Pawn service charges receivable, net	$38,959	$(7,401)	$31,558
Prepaid expenses and other current assets	31,223	260	31,483
Goodwill	294,881	1,757	296,638
Deferred tax asset, net	(334)	821	487
Accounts payable, accrued expenses and other current liabilities	57,628	(248)	57,380
Retained earnings	387,936	(4,680)	383,256
Accumulated other comprehensive loss	(49,104)	365	(48,739)

	December 31, 2017
	As Previously Reported	Corrections	As Corrected

Cash and cash equivalents	$113,584	$(627)	$112,957
Pawn service charges receivable, net	34,054	(5,950)	28,104
Prepaid expenses and other current assets	26,156	238	26,394
Goodwill	288,773	1,442	290,215
Deferred tax asset, net	10,997	1,245	12,242
Accounts payable, accrued expenses and other current liabilities	60,207	(73)	60,134
Retained earnings	364,414	(3,890)	360,524
Accumulated other comprehensive loss	(44,902)	311	(44,591)
Consolidated Statements of Operations

	Fiscal Year Ended September 30, 2018
	As Previously Reported	Corrections	As Corrected

Pawn service charges	$305,936	$(1,359)	$304,577
Operations expense	334,649	192	334,841
Administrative expense	53,653	(14)	53,639
Income from continuing operations before income taxes	57,076	(1,537)	55,539
Income tax expense	18,149	240	18,389
Income from continuing operations, net of tax	38,927	(1,777)	37,150
Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.73	$(0.03)	$0.70
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.69	$(0.03)	$0.66

	Fiscal Year Ended September 30, 2017
	As Previously Reported	Corrections	As Corrected

Pawn service charges	$273,080	$(3)	$273,077
Operations expense	304,636	320	304,956
Administrative expense	53,254	238	53,492
Income from continuing operations before income taxes	43,239	(561)	42,678
Income tax expense	11,206	(113)	11,093
Income from continuing operations, net of tax	32,033	(448)	31,585
Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.62	$(0.01)	$0.61
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.62	$(0.01)	$0.61

	Three Months Ended December 31, 2018
	As Previously Reported	Corrections	As Corrected

Pawn service charges	$83,674	$(155)	$83,519
Operations expense	89,546	(783)	88,763
Administrative expense	15,479	(224)	15,255
Loss from continuing operations before income taxes	(5,570)	852	(4,718)
Income tax benefit	(1,032)	(26)	(1,058)
Loss from continuing operations, net of tax	(4,538)	878	(3,660)
Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$(0.07)	$0.01	$(0.06)
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$(0.07)	$0.01	$(0.06)

	Three Months Ended December 31, 2017
	As Previously Reported	Corrections	As Corrected

Pawn service charges	$76,360	$(338)	$76,022
Operations expense	83,610	(18)	83,592
Administrative expense	13,318	(237)	13,081
Income from continuing operations before income taxes	19,792	(83)	19,709
Income tax expense	7,437	(26)	7,411
Income from continuing operations, net of tax	12,355	(109)	12,246
Basic earnings per share attributable to EZCORP, Inc. — continuing operations	$0.24	$—	$0.24
Diluted earnings per share attributable to EZCORP, Inc. — continuing operations	$0.23	$—	$0.23
Consolidated Statements of Cash Flows

	Fiscal Year Ended September 30, 2018
	As Previously Reported	Corrections	As Corrected

Net income	$38,071	$(1,777)	$36,294
Deferred income taxes	7,978	(62)	7,916
Service charges and fees receivable	(3,153)	1,365	(1,788)
Accounts payable, accrued expenses and other liabilities	(3,902)	631	(3,271)
Income taxes, net of excess tax benefit from stock compensation	(3,622)	(163)	(3,785)
Net cash provided by operating activities*	88,987	(6)	88,981
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(484)	(170)	(654)

	Fiscal Year Ended September 30, 2017
	As Previously Reported	Corrections	As Corrected

Net income	$30,208	$(448)	$29,760
Deferred income taxes	6,046	50	6,096
Service charges and fees receivable	(224)	(61)	(285)
Accounts payable, accrued expenses and other liabilities	(31,041)	147	(30,894)
Income taxes, net of excess tax benefit from stock compensation	3,027	83	3,110
Net cash provided by operating activities*	50,895	(229)	50,666

	Three Months Ended December 31, 2018
	As Previously Reported	Corrections	As Corrected

Net loss	$(4,721)	$878	$(3,843)
Service charges and fees receivable	(877)	151	(726)
Accounts payable, accrued expenses and other liabilities	(461)	(375)	(836)
Income taxes, net of excess tax benefit from stock compensation	(3,412)	(33)	(3,445)
Net cash provided by operating activities*	22,760	621	23,381
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(865)	83	(782)

	Three Months Ended December 31, 2017
	As Previously Reported	Corrections	As Corrected

Net income	$12,133	$(109)	$12,024
Service charges and fees receivable	(50)	357	307
Accounts payable, accrued expenses and other liabilities	(5,283)	(132)	(5,415)
Net cash provided by operating activities*	19,252	116	19,368
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,165)	(218)	(1,383)

*	As previously reported amount includes the impact of adoption of accounting policies described below.
Pawn Loans and Revenue Recognition
The carrying value of our pawn loans is based on the initial amounts lent to customers and are fully collateralized. We record pawn service charges using the effective interest method over the life of the loan for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or net realizable value of the item. Of our consolidated pawn loans outstanding as of September 30, 2019, $92.8 million is attributable to Texas and Florida stores.
Merchandise Sales Revenue Recognition
Our performance obligations for merchandise sales primarily relate to point in time retail sales in our stores. We recognize the satisfaction of the performance obligation and record merchandise sales revenue and the related cost when merchandise inventory is sold and delivered to the customer or, in the case of a layaway sale, when we receive the final payment. Customers have a limited period of time to return merchandise for a refund or exchange, and actual returns for refunds are insignificant. Sales tax collected on the sale of inventory is excluded from the amount recognized as sales and instead recorded as a liability in “Accounts payable, accrued expenses and other current liabilities” in our consolidated balance sheets until remitted to the appropriate governmental authorities.
We recognize the satisfaction of the performance obligation and record scrapping (precious metals and stones) sales revenue and the related cost when scrap inventory is legally transferred to the refiner and the refiner obtains control of the inventory. The receivables outstanding at the end of a given reporting period are not material. Payment of the receivable from the customer is generally received within a short period of time after the legal transfer of the scrap materials to the refiner.
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
With respect to our Mexico pawn operations, we do not own the forfeited collateral; however, we assume the risk of loss on such collateral and are solely responsible for its care and disposition and as such, record such collateral under “Inventory, net” in our consolidated balance sheets. The amount of inventory from our Mexico pawn operations classified as “Inventory, net” in our consolidated balance sheets was $26.9 million and $25.1 million as of September 30, 2019 and 2018, respectively.
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
Notes Receivable
As discussed under “Notes Receivable from Grupo Finmart Divestiture” in Note 5, in September 2017 we restructured the repayment arrangements for certain promissory notes that we had received from Grupo Finmart in connection with the divestiture of Grupo Finmart in September 2016. We accounted for the restructuring as new notes receivable for which the modification was more than minor, recognizing $3.0 million of discount remaining on the original notes receivable as a gain, which we included in our income statement as a component of “Interest income” in fiscal 2017. As part of the restructuring of the notes receivable, we negotiated a deferred compensation amount of up to $14.0 million which we are accounting for as “Interest income” under the effective interest method, accreting to its ultimate estimated settlement amount at September 2020. We review the payment history, creditworthiness, projected cash flows and related assumptions of Grupo Finmart and Alpha Holding, S.A. de C.V. (“AlphaCredit”) (the guarantor of such notes receivable) in determining whether our notes receivable and deferred compensation amounts are collectible. Prior to the restructuring, we amortized the discount on our notes receivable into “Interest income” under the effective interest method over the life of the notes receivable. We currently accrue interest under the terms of the repayment schedules. These items are included in “Corporate items” and “Latin America Pawn” within our segment disclosure in Note 15. As of September 30, 2019, we have included no impairment due to non-collectability on our notes receivable. In September 2019, Grupo Finmart repaid the remainder of the loan principal and the first approximate $6.0 million of the deferred compensation amount. At September 30, 2019, the only amounts remaining receivable are $8.0 million of the deferred compensation fee due in fiscal 2020 and interest on that amount. The precise amount will vary slightly due to movements in the exchange rate on the peso-denominated note.
Equity Method Investments
We account for our investment in Cash Converters International and RDC using the equity method. Since Cash Converters International’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Thus, income reported for fiscal years ended September 30, 2019, 2018 and 2017 represents our percentage interest in the results of Cash Converters International’s operations for the twelve-month periods ended June 30, 2019, 2018 and 2017, respectively. Because Cash Converters International publicly files semi-annual financial reports with the Australian Securities & Investments Commission as of and for the periods ended June 30 and December 31, we make estimates for our equity in Cash Converters International’s net income (loss) for Cash Converters International three-month periods ended March 31 (our reporting period ended June 30) and September 30 (our reporting period ended December 31). Those estimates may vary from actual results. We adjust our estimates as necessary in our reporting periods ended March 31 and September 30 to conform to Cash Converters International actual results as shown in their published semi-annual reports. We measure and record all other-than-temporary impairments as of the date of our reporting period.
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
We perform our impairment analyses utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. We have determined that our reporting units are equivalent to our operating segments for fiscal 2019. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in our internally developed forecasts. Discount rates used in fiscal 2019 goodwill valuations ranged from 10% to 15% similar to rates used in fiscal 2018. In testing other intangible assets for potential impairment, we apply key assumptions that are consistent with those utilized in our goodwill impairment test.
In performing our goodwill impairment analysis as of September 30, 2019, we acknowledge the existence of a control premium relative to our market capitalization representing the incremental amount a buyer would pay to acquire a controlling stake. Our control premium was assessed on the evaluation of our average market capitalization during the fourth quarter of fiscal 2019 rather than only at the end of the period. If all equity interests in EZCORP were to be sold, we expect that a further premium would be paid for the Class B Voting Common Stock, none of which is publicly traded. We will continue to monitor our market capitalization in future periods relative to our underlying business performance to determine an appropriate control premium for purposes of our goodwill impairment analysis.
Changes in the economic conditions or regulatory environment could negatively affect our key assumptions. Future negative developments including a decline in loan portfolio performance, merchandise sales or demand for our products, a decline in precious metal commodity values, or inflation in costs relative to revenues in our Latin American operations in Guatemala, Honduras, El Salvador or Peru could lead to potential impairment of the $34.5 million in goodwill recorded in our “GPMX” reporting unit within our Latin America reporting segment. At September 30, 2019, the estimated fair value of GPMX exceeded its carrying value by 7%.
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
We consider whether cloud computing arrangements include a software license. In evaluating whether our arrangements include a software license, we consider whether we have the contractual right to take possession of the software at any time during the hosting period without significant penalty and whether it is feasible for us to either run the software on our own hardware or contract with another party unrelated to the vendor to host the software. If a cloud computing arrangement includes a software license, then we account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, we account for the arrangement as a service contract.
Insurance Recoveries
We incur legal costs with respect to a variety of issues on an ongoing basis. To the extent that such costs are reimbursable under applicable insurance policies and we believe it is probable such costs will be reimbursed and such reimbursements can be reasonably estimated, we record a receivable from the insurance enterprise and a recovery of the costs in our statements of operations. When such recoveries are received, they are generally recorded under “Operating activities” in our consolidated statements of cash flows. All loss contingencies are recorded gross of the insured recoveries as applicable.
Business Combinations
We allocate the total acquisition price to the fair value of assets and liabilities acquired under the acquisition method with goodwill representing the excess of purchase price over the fair value of net assets acquired. We immediately expense transaction costs. We recognize any adjustments to provisional amounts and goodwill that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, with the effect on current period earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.
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
Foreign currency transaction gains and losses not accounted for as translations as discussed above are included under “Other expense (income)” in our consolidated statements of operations. These gains were $0.3 million, $0.4 million and $0.5 million for fiscal 2019, 2018 and 2017, respectively.
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
Advertising
Advertising costs are expensed as incurred and included primarily under “Operations” expense in our consolidated statements of operations. These costs were $2.0 million, $2.5 million and $1.9 million for fiscal 2019, 2018 and 2017, respectively.
Stock Compensation
We measure share-based compensation expense at the grant date based on the price of underlying shares at that date and recognize it as expense, net of estimated forfeitures, ratably over the vesting or service period, as applicable, of the stock award. Our policy is to recognize expense on performance-based awards, where satisfaction of the performance condition is probable, ratably over the awards’ vesting period and recognize expense on awards that only have service requirements on a straight-line basis.
Income Taxes
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the "Act") was signed into law. Among other things, the Act reduced the U.S. federal corporate tax rate from 35% to 21%, requires companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings. The corporate tax rate reduction was effective as of January 1, 2018 and, accordingly, reduced our federal statutory rate for fiscal 2018 to a blended rate of 24.5%, and further reduced our federal statutory rate to 21% in fiscal 2019. We recognized a $2.1 million charge for the revaluation of our deferred tax assets and liabilities to the reduced tax rate upon enactment of the Act in fiscal 2018. In addition, we recorded a charge of approximately $2.6 million to record a valuation allowance against foreign tax credit carryforwards which are not more likely than not to be utilized as a result of changes in tax law enacted as part of the Act in fiscal 2018. Both items are included as components of "Income tax expense" in our consolidated statements of operations.
In February 2018, the FASB issued ASU 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This ASU allows entities to reclassify from accumulated other comprehensive income to retained earnings the stranded tax effects resulting from the Act. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. As allowed, we early adopted ASU 2018-02 on a prospective basis as of January 1, 2018 and reclassified $1.5 million of accumulated foreign currency translation associated with our unconsolidated affiliate Cash Converters International, resulting from the stranded tax effects from the reduction of our effective tax rate, from accumulated other comprehensive loss to retained earnings. Our policy is to release income tax effects from accumulated other comprehensive income on a segregated unit of account basis.

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
We may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which we operate or have operated within a relevant period. Significant judgment is required in determining uncertain tax positions. We utilize the required two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. We adjust these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We believe adequate provisions for income taxes have been made for all periods. We recognize interest and penalties related to unrecognized tax benefits as “Income tax expense” in our consolidated statements of operations, which were $0.2 million in each of 2019, 2018 and 2017.
We consider our assessment of the recognition of deferred tax assets as well as estimates of uncertain tax positions to be critical estimates.
Earnings per Share and Common Stock
We compute basic earnings per share based on the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding, including conversion features embedded in our outstanding convertible debt, during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock awards as well as shares issuable on conversion of our outstanding convertible debt securities and exercise of outstanding warrants. Potential common shares are required to be excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vest are greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. There were no participating securities outstanding during fiscal 2019, 2018 and 2017 requiring the application of the two-class method.
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

We adopted this ASU and related guidance as of October 1, 2018 using the modified retrospective method. We evaluated the impact of ASC 606 on our consolidated financial position, results of operations, cash flows and disclosure requirements noting no material impact to our consolidated financial statements or disclosures. See Note 15 for disaggregated information about our sources of revenue and accounting policies above for enhanced disclosures. Additionally, we have concluded that ASC 606 does not impact our revenue recognition for pawn service charges or consumer loan fees as we believe neither of those revenue streams are within the scope of ASC 606.

Recently Issued Accounting Pronouncements

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

•
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The provisions of this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. We are in the process of evaluating the impact of adopting ASU 2016-02 on our consolidated financial position, results of operations and cash flows, and anticipate a material impact on our consolidated financial position. We are currently assessing the potential impact this ASU and related ASUs on our consolidated financial statements, though the adoption will result in a material increase in the assets and liabilities reflected on our consolidated balance sheets. We will complete our implementation to allow for proper recognition, presentation and disclosure upon adoption of the ASU which is effective for fiscal 2020. We plan to adopt this ASU using the optional prospective transition method provided under ASU 2018-11, Leases, (Topic 842): Targeted Improvement which was issued in July 2018, allowing for application of ASU 2016-02 at the adoption date.

NOTE 2: ACQUISITIONS
Fiscal 2019 Acquisitions
In June 2019, we acquired assets related to seven pawn stores operating under the name "Metro Pawn" in Nevada, entering the Reno market and expanding our presence in the Las Vegas metropolitan area, for an aggregate purchase price of $7.0 million in cash, of which $3.9 million was recorded as goodwill. In December 2018, we acquired assets related to five pawn stores in Mexico for an aggregate purchase price of $0.3 million in cash, of which $0.1 million was recorded as goodwill. We expect substantially all goodwill attributable to the fiscal 2019 acquisitions to be deductible for tax purposes. We have concluded that these acquisitions were immaterial to our overall consolidated financial results and, therefore, have omitted information that would otherwise be required.
Camira Administration Corp. and Subsidiaries (“GPMX”) in Fiscal 2018
On October 6, 2017, we completed the acquisition of 100% of the outstanding stock of Camira Administration Corp. and subsidiaries (“GPMX”), a business that, at the time, owned and operated 112 stores located in Guatemala, El Salvador, Honduras and Peru. The GPMX acquisition significantly expanded our store base into Latin American countries outside of Mexico and provided us with a platform for further growth in the region. Under the terms of the stock purchase agreement (“SPA”), we paid $53.4 million in cash upon closing and, subsequent to the closing, paid $6.7 million to satisfy the acquired company's indebtedness to members of the seller’s affiliated group. The SPA specified a further $2.25 million to be paid contingent upon performance of GPMX’s business during a period up to 24 months following the closing date, and the business achieved the specified performance goal during the first quarter of fiscal 2018. Consequently, we made a final payment of $1.6 million in January 2018 in satisfaction of the contingent purchase price obligation, after reduction for certain adjustments under the SPA, yielding a total purchase price of $61.7 million.

All Other Fiscal 2018 Acquisitions
On June 25, 2018, we acquired 40 pawn stores operating under the name “Montepio San Patricio” in and around Mexico City, the largest market in Mexico. The acquisition of these stores was our largest acquisition in Mexico to date and significantly strengthened our competitive position in the strategically important Mexico City metropolitan area. The physical space in these stores is substantially larger than our average store in Mexico, giving us the capacity to increase their focus on general merchandise pawn loan and retail activities.
On June 11, 2018, we acquired 23 pawn stores operating under the name “Presta Dinero,” giving us a presence in a number of cities within seven central-Mexico states in which we already had stores. These stores complemented our existing stores, allowing us to achieve synergies in management and administration while giving us a presence in new cities and neighborhoods.
On December 4, 2017, we acquired 21 pawn stores located in the Mexican state of Sinaloa operating under the name “Bazareño.” The Bazareño stores made up the largest chain of pawn stores in Culiacan, the capital city of Sinaloa, giving us the number one position in that market and an important strategic presence in the northwest region of Mexico.
The purchase prices of the above acquisitions were paid in cash. During the first quarter of fiscal 2019, we finalized accounting for the Montepio San Patricio and Presta Dinero acquisitions, and increased associated deferred tax assets by $1.8 million with an offsetting reduction in goodwill.
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
Other Information for Fiscal 2018 Acquisitions
The acquisitions described above were all attributable to our Latin America Pawn segment. Including the revision of values and finalization of accounting for certain assets associated with the acquisition of Montepio San Patricio and Presta Dinero, the allocation of the consideration for the net acquired assets from our fiscal 2018 business combinations was as follows:

	GPMX	All Other

	(in thousands)
Cash and cash equivalents	$2,560	$—
Earning assets	17,247	8,347
Other assets**	2,145	3,737
Property and equipment, intangible assets, deferred taxes and other assets, net*	11,671	13,678
Goodwill**	34,816	7,770
Accounts payable, deferred taxes and other liabilities	(6,723)	1,621
Total consideration	$61,716	$35,153

*	Intangible assets consist primarily of $9.8 million and $6.6 million in trade names acquired with indefinite useful lives, for GPMX and All Other, respectively.

**	As discussed in Note 1, certain adjustments were made to pawn service charges receivable and associated goodwill balances.
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

Fiscal 2017 Acquisitions
In August 2017, we acquired certain assets related to two pawn stores in Central Texas and one pawn store in Las Vegas, Nevada. The aggregate purchase price for these transactions in total was $2.3 million in cash, of which $0.4 million was recorded as goodwill. For additional discussion of the Central Texas acquisition, see Note 11. We expect substantially all goodwill attributable to the fiscal 2017 acquisitions will be deductible for tax purposes. We have concluded that these acquisitions were immaterial to our overall consolidated financial results and, therefore, have omitted information that would otherwise be required.
NOTE 3: EARNINGS PER SHARE
Components of basic and diluted earnings per share and excluded antidilutive potential common shares are as follows:

	Fiscal Year Ended September 30,
	2019	2018	2017

	(in thousands, except per share amounts)
Net income from continuing operations attributable to EZCORP (A)	$2,998	$38,138	$33,235
Loss from discontinued operations, net of tax (B)	(457)	(856)	(1,825)
Net income attributable to EZCORP (C)	$2,541	$37,282	$31,410

Weighted average outstanding shares of common stock (D)	55,341	54,456	54,260
Dilutive effect of restricted stock and 2024 Convertible Notes*	643	3,440	108
Weighted average common stock and common stock equivalents (E)	55,984	57,896	54,368

Basic earnings per share attributable to EZCORP:
Continuing operations (A / D)	$0.05	$0.70	$0.61
Discontinued operations (B / D)	(0.01)	(0.02)	(0.03)
Basic earnings per share (C / D)	$0.04	$0.68	$0.58

Diluted earnings per share attributable to EZCORP:
Continuing operations (A / E)	$0.05	$0.66	$0.61
Discontinued operations (B / E)	(0.01)	(0.02)	(0.03)
Diluted earnings per share (C / E)	$0.04	$0.64	$0.58

Potential common shares excluded from the calculation of diluted earnings per share above*:
Restricted stock**	2,121	2,218	2,356

*
See Note 8 for discussion of the terms and conditions of the potential impact of the 2019 Convertible Notes Warrants, 2024 Convertible Notes and 2025 Convertible Notes. As required by ASC 260-10-45-19, amount excludes all potential common shares for periods when there is a loss from continuing operations.

**
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

NOTE 4: STRATEGIC INVESTMENTS
As of September 30, 2019, we owned 214,183,714 shares, or approximately 34.75%, of Cash Converters International, which is, as a result, our unconsolidated affiliate. Our total investment in Cash Converters International was acquired between November 2009 and June 2018 for approximately $96.1 million, including the acquisition of 57,631,230 shares in June 2018 for $14.0 million (increasing our ownership by three percentage points) in connection with an underwritten placement of 123.3 million shares by Cash Converters International for AUD $39.5 million, excluding related costs.
Our equity in Cash Converters International’s net income was $0.1 million, $5.5 million and $4.9 million in fiscal 2019, 2018 and 2017, respectively. Cash Converters International did not declare or pay a dividend in fiscal 2019. We recorded dividends from Cash Converters International of $1.2 million in fiscal 2017, which were reinvested. Cash Converters International’s accumulated undistributed after-tax earnings included in our consolidated retained earnings were $15.9 million as of September 30, 2019.
The following tables present summary financial information for Cash Converters International’s most recently reported results as of September 30, 2019, 2018 and 2017 as applicable after translation to U.S. dollars:

	June 30,
	2019	2018

	(in thousands)
Current assets	$173,826	$229,105
Non-current assets	152,483	148,195
Total assets	$326,309	$377,300

Current liabilities	$77,434	$122,924
Non-current liabilities	26,163	15,449
Shareholders’ equity	222,712	238,927
Total liabilities and shareholders’ equity	$326,309	$377,300

	Fiscal Year Ended June 30,
	2019	2018	2017

	(in thousands)
Gross revenues	$201,365	$201,800	$204,509
Gross profit	111,932	128,366	130,943
Net (loss) profit	(1,210)	17,443	15,546

Through fiscal 2019, the fair value of our investment in Cash Converters International, as estimated by reference to its quoted market price per share and the applicable foreign currency exchange rate, declined from its value at September 30, 2018 and ended each quarter below its carrying value. For the first and second quarters of fiscal 2019, we determined that our investment was impaired and that such impairment was "other-than-temporary." In reaching this conclusion, we considered all available evidence, including evidence in existence as of September 30, 2018 as discussed below. Additionally, we noted the following developments subsequent to September 30, 2018: (i) continued decline in Cash Converters International's share price; and (ii) ongoing uncertainty around the Queensland, Australia class action lawsuit regarding historical lending practices by Cash Converters International, for which a settlement agreement was reached subsequent to September 30, 2019. As a result, we recognized "other-than-temporary" impairments in Cash Converters International of $13.3 million ($10.3 million, net of taxes) and $6.5 million ($5.0 million, net of taxes) during the first and second quarters of fiscal 2019, respectively. The fair value of our investment in Cash Converters International was $6.2 million below its carrying value as of September 30, 2019, which we determined was not other-than temporary primarily as a result of the subsequent settlement of the remaining Queensland, Australia class action lawsuit and recovery of share price. See Note 18 for discussion of resolution of the Queensland, Australia class action lawsuit.
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
Recurring Fair Value Measurements
The table below presents our financial assets (liabilities) that were carried and measured at fair value on a recurring basis:

		September 30, 2019	September 30, 2018
Financial Assets (Liabilities):	Balance Sheet Location

		(in thousands)
2019 Convertible Notes Hedges — Level 2	Prepaid expenses and other current assets	$—	$2,552
2019 Convertible Notes Embedded Derivative — Level 2	Current maturities of long-term debt, net	—	(2,552)

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

	Carrying Value	Estimated Fair Value
	September 30, 2019	September 30, 2019	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$7,182	$7,582	$—	$—	$7,582
2.89% promissory note receivable due April 2024	1,117	1,117	—	—	1,117
Investments in unconsolidated affiliates	34,516	28,308	20,252	—	8,056

Financial liabilities:
2024 Convertible Notes	$111,311	$139,969	$—	$139,969	$—
2025 Convertible Notes	126,210	138,345	—	138,345	—
8.5% unsecured debt due 2024	1,092	1,092	—	—	1,092
CASHMAX secured borrowing facility	634	634	—	—	634

	Carrying Value	Estimated Fair Value
	September 30, 2018	September 30, 2018	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$37,425	$41,153	$—	$—	$41,153
Investments in unconsolidated affiliates	49,500	49,500	49,500	—	—

Financial liabilities:
2019 Convertible Notes	$187,433	$189,150	$—	$189,150	$—
2024 Convertible Notes	105,858	180,399	—	180,399	—
2025 Convertible Notes	119,736	161,253	—	161,253	—
8.5% unsecured debt due 2024	1,304	1,304			1,304

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
For background information regarding the notes receivable, see “Notes Receivable from Grupo Finmart Divestiture” below. We measured the fair value of the notes receivable under a discounted cash flow approach considering the estimated credit ratings for Grupo Finmart and AlphaCredit and as determined with external consultation, with discount rates of primarily 7% as of September 30, 2019. Certain of the significant inputs used for the valuation were not observable in the market. Significant increases or decreases in the underlying assumptions used to value the notes receivable could significantly increase or decrease these fair value estimates.
In March 2019, we deconsolidated a previously consolidated variable interest entity ("RDC") over which we no longer have the power to direct the activities that most significantly affect its economic performance. After the deconsolidation and prior to RDC’s third-party capital raise in August 2019, we held the following interests in RDC:

•
A 5% equity interest and a call option to repurchase an additional 43% equity interest for $1 in September 2019 in the event that RDC had not received a qualified third party investment. These interests were recorded at a combined fair value of $2.8 million and included in "Investments in unconsolidated affiliates" in our consolidated balance sheets.

•
A $9.1 million non-interest bearing convertible promissory note due January 2021, which was automatically convertible into a 10% equity interest when RDC received a qualified third party investment. This note was recorded at its fair value of $6.8 million.

In conjunction with the deconsolidation and recording of the above amounts, we recognized a loss of $0.3 million, included in "Other income" in our consolidated statements of operations included in our "Other International" segment and in "Other adjustments" in our consolidated statements of cash flows for fiscal 2019. In August 2019, RDC received a qualified third party investment causing recognition of a loss of $1.9 million on expiration of the call option, included in "Other expense (income)" in our consolidated statements of operations included in our "Other International" segment and in "Other adjustments" in our consolidated statements of cash flows. Additionally, the carrying value of the convertible promissory note due January 2021 of $7.4 million was converted into a 10% equity interest which together with the previous 5% equity interest is accounted for under the equity method and yielding a resulting interest of 13% after dilution. The RDC equity interest approximated its carrying value as of September 30, 2019. The equity method of accounting is followed based on our 13% ownership, combined with board representation. The net investment value is included in “Investment in unconsolidated affiliates” on our balance sheet at September 30, 2019.
In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024. The note approximated its carrying value as of September 30, 2019.
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
We measured the fair value of the 2024 and 2025 Convertible Notes using quoted price inputs. The 2024 and 2025 Convertible Notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.
Notes Receivable from Grupo Finmart Divestiture in Fiscal 2016
Subsequent to the sale of Grupo Finmart in September 2016, we determined that we retained a variable interest in Grupo Finmart, including notes receivable and a guarantee liability of the future cash outflows of certain Grupo Finmart foreign exchange forward contracts with a backup guarantee provided by AlphaCredit for any payments we make under the guarantee. We determined that we are not the primary beneficiary of Grupo Finmart subsequent to its disposition as we lack a controlling financial interest in Grupo Finmart.
During fiscal 2019 and 2018, we collected $34.1 million and $32.4 million, respectively, in principal and deferred compensation on these notes receivable. As of September 30, 2017, all of the notes receivable (other than the Parent Loan Notes discussed below) had been repaid and the guarantee liability had been extinguished.
As of September 30, 2017, only two promissory notes (referred to as the “Parent Loan Notes”), one of which was denominated in Mexican pesos, remained outstanding from the Grupo Finmart sale, with a total aggregate principal amount of $60.9 million. In September 2017, we and AlphaCredit amended the Parent Loan Notes as follows:

•
The outstanding principal amount (including the $18.3 million that would otherwise have been payable on September 27, 2017) was payable on a monthly basis over the remaining two years, commencing October 27, 2017.

•
The per annum interest rate was increased from 4% to 10% for the dollar-denominated note and from 7.5% to 14.5% for the peso-denominated note. Accrued interest was also payable monthly, commencing October 27, 2017.

•
An additional deferred compensation fee totaling $14.0 million, payable $6.0 million on September 27, 2019, $4.0 million on March 27, 2020 and $4.0 million on September 27, 2020. The first $6.0 million installment of the deferred compensation fee was received in September 2019. The actual amount was slightly less than $6.0 million due to changes in the foreign currency translation rate.

•
The Parent Loan Notes could be prepaid in full voluntarily at any time and are subject to mandatory prepayment in certain circumstances. Upon any prepayment, whether voluntary or mandatory, Grupo Finmart must pay all outstanding principal, all accrued but unpaid interest and an amount equal to the sum of (1) all remaining interest payments that would otherwise be due through the end of the term and (2) the remaining unpaid balance of the deferred compensation fee. If a prepayment had occurred on or before June 30, 2019, the deferred compensation fee would have been reduced to $10.0 million.

•	The Parent Loan Notes, as amended, are fully guaranteed by AlphaCredit.
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
We remain obligated to indemnify AlphaCredit for any tax obligations arising from the Grupo Finmart business that are attributable to periods prior to the completion of the sale in September 2016, referred to as “pre-closing taxes.” Those obligations continue until the expiration of the statute of limitations applicable to the pre-closing periods. In August 2019, AlphaCredit notified us of a potential indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined.
We review the financial statements of Grupo Finmart and AlphaCredit including the calculation of synthetic credit spreads as described above in making our determination that the Parent Loan Notes are collectible on an ongoing basis. As of September 30, 2019, Grupo Finmart had repaid all amounts due to date in accordance with the amortization schedule, including all principal amounts and the initial $6.0 million installment of the deferred compensation fee, along with interest through September 27, 2019. The only amount remaining due is the final $8.0 million of the deferred compensation fee due in fiscal 2020 and interest that will continue to accrue on that amount.
NOTE 6: PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows:

	September 30,
	2019			2018
	Carrying Amount	Accumulated Depreciation	Net Book Value	Carrying Amount	Accumulated Depreciation	Net Book Value

	(in thousands)
Land	$4	$—	$4	$4	$—	$4
Buildings and improvements	103,486	(68,895)	34,591	97,236	(60,459)	36,777
Furniture and equipment	127,531	(96,142)	31,389	119,975	(85,737)	34,238
Software	34,245	(33,528)	717	34,178	(33,177)	1,001
In progress	656	—	656	1,629	—	1,629
	$265,922	$(198,565)	$67,357	$253,022	$(179,373)	$73,649

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill and Intangible Asset Balances
The following table presents the balance of each major class of indefinite-lived intangible asset:

	September 30,
	2019	2018

	(in thousands)
Pawn licenses	$9,517	$9,527
Trade names	19,938	20,776
	$29,455	$30,303

The following table presents the changes in the carrying value of goodwill by segment:

	U.S. Pawn	Latin America Pawn	Consolidated

	(in thousands)
Balances as of September 30, 2017	$247,894	$6,866	$254,760
Acquisitions*	—	44,366	44,366
Effect of foreign currency translation changes	—	122	122
Balances as of September 30, 2018	$247,894	$51,354	$299,248
Acquisitions*	3,858	(1,721)	2,137
Effect of foreign currency translation changes	—	(858)	(858)
Balances as of September 30, 2019	$251,752	$48,775	$300,527

*	As discussed in Note 1 and Note 2, certain adjustments were made to pawn service charges receivable, deferred taxes and associated goodwill balances.
The following table presents the gross carrying amount and accumulated amortization for each major class of definite-lived intangible asset:

	September 30,
	2019			2018
	Carrying Amount	Accumulated Amortization	Net Book Value	Carrying Amount	Accumulated Amortization	Net Book Value

	(in thousands)
Non-compete agreements	$3,563	$(3,399)	$164	$3,626	$(3,314)	$312
Internally developed software	59,436	(24,280)	35,156	40,223	(17,512)	22,711
Other	5,598	(2,329)	3,269	3,826	(2,229)	1,597
	$68,597	$(30,008)	$38,589	$47,675	$(23,055)	$24,620

The amortization of most definite-lived intangible assets is recorded as amortization expense and included under “Depreciation and amortization” expense in our consolidated statements of operations. These amounts were $7.8 million, $5.8 million and $4.2 million for fiscal 2019, 2018 and 2017, respectively.
The following table presents our estimate of future amortization expense for definite-lived intangible assets:

Fiscal Year Ended September 30,	Amortization expense

(in thousands)
2020	$8,406
2021	7,422
2022	6,563
2023	4,456
2024	2,583

As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE 8: DEBT
The following tables present our debt instruments outstanding, contractual maturities and interest expense:

	September 30, 2019			September 30, 2018
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
2019 Convertible Notes	$—	$—	$—	$195,000	$(7,567)	$187,433
2019 Convertible Notes Embedded Derivative	—	—	—	2,552	—	2,552
2024 Convertible Notes	143,750	(32,439)	111,311	143,750	(37,892)	105,858
2025 Convertible Notes	172,500	(46,290)	126,210	172,500	(52,764)	119,736
8.5% unsecured debt due 2024*	1,092	—	1,092	1,304	—	1,304
CASHMAX secured borrowing facility*	634	(653)	(19)	—	—	—
Total	$317,976	$(79,382)	$238,594	$515,106	$(98,223)	$416,883
Less current portion	214	—	214	197,748	(7,567)	190,181
Total long-term debt	$317,762	$(79,382)	$238,380	$317,358	$(90,656)	$226,702

*	Amounts translated from Guatemalan quetzals and Canadian dollars as of the applicable period end. Certain disclosures omitted due to materiality considerations.

	Schedule of Contractual Maturities
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
2024 Convertible Notes*	143,750	—	—	143,750	—
2025 Convertible Notes*	172,500	—	—	—	172,500
8.5% unsecured debt due 2024	1,092	214	430	448	—
CASHMAX secured borrowing facility	$634	$—	$634	$—	$—
	$317,976	$214	$1,064	$144,198	$172,500

*	Excludes the potential impact of embedded derivatives.

	Fiscal Year Ended September 30,
	2019	2018	2017

	(in thousands)
Term Loan Facility:
Contractual interest expense	$—	$—	$4,345
Amortization of debt discount and deferred financing costs	—	—	359
Total interest expense	$—	$—	$4,704

2019 Convertible Notes:
Contractual interest expense	$3,074	$4,144	$4,741
Amortization of debt discount and deferred financing costs	7,556	9,952	10,759
Total interest expense	$10,630	$14,096	$15,500

2024 Convertible Notes:
Contractual interest expense	$4,133	$4,133	$987
Amortization of debt discount and deferred financing costs	5,452	5,057	1,067
Total interest expense	$9,585	$9,190	$2,054

2025 Convertible Notes:
Contractual interest expense	$4,097	$1,559	$—
Amortization of debt discount and deferred financing costs	6,468	2,383	—
Total interest expense	$10,565	$3,942	$—

2.375% Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”). All of the 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the "2018 Indenture") by and between us and Wells Fargo Bank, National Association, as the trustee. Effective October 1, 2019, Branch Banking and Trust Company (“BB&T”), a North Carolina Bank, has assumed the duties and responsibilities as trustee under the 2018 Indenture.
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
The 2025 Convertible Notes are convertible based on an initial conversion rate of 62.8931 shares of Class A Non-Voting Common Stock (“Class A Common Stock”) per $1,000 principal amount (equivalent to an initial conversion price of $15.90 per share). The conversion rate will not be adjusted for any accrued and unpaid interest. The 2025 Convertible Notes contain certain make-whole fundamental change premiums and customary anti-dilution adjustments. Upon conversion, we may settle in cash, shares of Class A Common Stock or any combination thereof, at our election. We account for the Class A Common Stock issuable upon conversion under the treasury stock method. If our average share price is over $15.90 per share for any fiscal quarter, we are required to recognize incremental dilution of our earnings per share.
Prior to November 1, 2024, the 2025 Convertible Notes are convertible only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ended on June 30, 2018 (and only during such fiscal quarter), if the last reported sale price of our Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price, as defined in the 2018 Indenture, per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A Common Stock and the conversion rate on such trading day; (3) if we call any or all of the 2025 Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, as defined in the 2018 Indenture. On or after November 1, 2024 until the close of business on the business day immediately preceding the 2025

Maturity Date, holders of 2025 Convertible Notes may, at their option, convert their 2025 Convertible Notes at any time, regardless of the foregoing circumstances.
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
We measured the fair value of the liability component of the 2025 Convertible Notes under a discounted cash flow approach considering our synthetic credit rating, as determined with external consultation, including inputs that are not observable in the market. The fair value of the liability component was estimated by calculating the present value of the cash flows using a discount rate of 8% for a similarly structured liability with no conversion feature, maturing in seven years. Our estimate resulted in an initial carrying value of the liability component of the 2025 Convertible Notes of $121.3 million with an associated original issue discount of $51.2 million, exclusive of deferred financing costs, accreted to the face value of the 2025 Convertible Notes based on the effective interest method through the 2025 Maturity Date. The carrying amount of the 2025 Convertible Notes conversion feature (the “2025 Convertible Notes Embedded Derivative”) is currently included under “Additional paid-in capital” in our consolidated balance sheets of September 30, 2019 and was initially calculated as $49.6 million ($39.1 million, net of tax). The 2025 Convertible Notes Embedded Derivative is expected to remain recorded in equity in our consolidated balance sheets as long as it continues to meet the criteria as an equity-classified instrument in subsequent reporting periods.
We incurred transaction costs of $5.5 million related to the issuance of the 2025 Convertible Notes, which we recorded as deferred financing costs and are included under “Long-term debt, net” and “Additional paid-in capital” in our consolidated balance sheets.
The effective interest rate for fiscal 2019 was approximately 9%. As of September 30, 2019, the remaining unamortized debt discount and issuance costs will be amortized through the 2025 Maturity Date assuming no early conversion.
As of September 30, 2019, the 2025 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2025 Convertible Notes was classified as a non-current liability in our consolidated balance sheets as of September 30, 2019. The classification of the 2025 Convertible Notes as current or non-current in the consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.
If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2025 Convertible Notes as a current liability in the consolidated balance sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2025 Maturity Date, we will classify our net liability under the 2025 Convertible Notes as a non-current liability in the consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2025 Convertible Notes prior to maturity, any unamortized discount and transaction costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2019, we would have recorded an expense associated with the conversion, comprised of $46.3 million of unamortized debt discount and issuance costs. As of September 30, 2019, none of the note holders had elected to convert their 2025 Convertible Notes. As of September 30, 2019, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). All of the 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the “2017 Indenture”) by and between us and Wells Fargo Bank, National Association, as the trustee. Effective October 1, 2019, BB&T has assumed the duties and responsibilities as trustee under the 2017 Indenture.
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

The 2024 Convertible Notes are convertible based on an initial conversion rate of 100 shares of Class A Common Stock per $1,000 principal amount (equivalent to an initial conversion price of $10.00 per share). The conversion rate will not be adjusted for any accrued and unpaid interest. The 2024 Convertible Notes contain certain make-whole fundamental change premiums and customary anti-dilution adjustments. Upon conversion, we may settle in cash, shares of Class A Common Stock or any combination thereof, at our election. We account for the Class A Common Stock issuable upon conversion under the treasury stock method. If our share priced increases over $10.00 per share, we are required to recognize incremental dilution of our earnings per share.
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
We accounted for the conversion feature of the 2024 Convertible Notes as a separate equity-classified instrument (the “2024 Convertible Notes Embedded Derivative”), initially recorded as $39.8 million ($25.3 million, net of tax), inclusive of deferred financing costs, on the issuance date and included under “Additional paid-in capital” in our consolidated balance sheet, including an allocated portion of the deferred financing costs. The 2024 Convertible Notes Embedded Derivative is expected to remain recorded in equity in our consolidated balance sheets as long as it continues to meet the criteria as an equity-classified instrument in subsequent reporting periods. The carrying amount of the 2024 Convertible Notes Embedded Derivative included under “Additional paid-in capital” in our consolidated balance sheet of September 30, 2019 was $25.3 million.
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
The effective interest rate for fiscal 2019 was approximately 9%. As of September 30, 2019, the remaining unamortized debt discount and issuance costs will be amortized through the 2024 Maturity Date assuming no early conversion.
As of September 30, 2019, the 2024 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2024 Convertible Notes was classified as a non-current liability in our consolidated balance sheets as of September 30, 2019. The classification of the 2024 Convertible Notes as current or non-current in the consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.

If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2024 Convertible Notes as a current liability in the consolidated balance sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2024 Maturity Date, we will classify our net liability under the 2024 Convertible Notes as a non-current liability in the consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2024 Convertible Notes prior to maturity, any unamortized discount and transaction costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2019, we would have recorded an expense associated with the conversion, comprised of $32.4 million of unamortized debt discount and issuance costs. As of September 30, 2019, none of the note holders had elected to convert their 2024 Convertible Notes. As of September 30, 2019, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
2.125% Cash Convertible Senior Notes Due 2019
In June 2014, we issued $200 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the “2019 Convertible Notes”), with an additional $30 million principal amount being issued in July 2014. In July 2017, we used $34.4 million of net proceeds from the 2024 Convertible Notes offering to repurchase and retire $35.0 million aggregate principal amount of 2019 Convertible Notes. The 2019 Convertible Notes were issued pursuant to an indenture dated June 23, 2014 (the “2014 Indenture”) by and between EZCORP and Wells Fargo Bank, National Association, as the trustee. The 2019 Convertible Notes were issued in a private offering and resold under Rule 144A under the Securities Act of 1933. The 2019 Convertible Notes paid interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year. The 2019 Convertible Notes matured on June 15, 2019 (the "2019 Maturity Date"), and the remaining $195.0 million aggregate principal amount outstanding plus accrued interest was repaid using cash on hand. The effective interest rate for fiscal 2019 was approximately 8%. The cash-settled call options (the “2019 Convertible Notes Hedges”) purchased in conjunction with the issuance of the 2019 Convertible Notes expired worthless.
2019 Convertible Notes Warrants
In connection with the issuance of the 2019 Convertible Notes, we also sold net-share-settled warrants (the “2019 Convertible Notes Warrants”) in privately negotiated transactions with the option counterparties for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share, for total proceeds of $25.1 million, net of issuance costs, which was recorded as an increase in stockholders' equity. The 2019 Convertible Notes Warrants have customary anti-dilution provisions similar to those in the 2019 Convertible Notes. As a result of the 2019 Convertible Notes Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter before expiration of the warrants. The 2019 Convertible Notes Warrants expire on various dates from September 2019 through May 2020 and, if exercised, must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the 2019 Convertible Notes Warrants, we would issue shares of Class A Common Stock to the purchasers of the 2019 Convertible Notes Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement, if any. As of September 30, 2019, there were a maximum of 8.8 million shares of Class A Common Stock issuable under the 2019 Convertible Notes Warrants outstanding.
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
CASHMAX Secured Borrowing Facility
In November 2018, we entered into a receivables securitization facility with a third-party lender (the "lender") to provide funding for installment loan originations in our Canadian CASHMAX business. Under the facility, a variable interest entity (the "trust") has the right, subject to various conditions, to borrow up to CAD $25 million from the lender (the "third-party loan") and use the proceeds to purchase interests in installment loan receivables generated by CASHMAX. The trust uses collections on the transferred receivables to pay various amounts in accordance with an agreed priority arrangement, including expenses, its obligations under the third-party loan and, to the extent available, amounts owed to CASHMAX with respect to the purchase price of the transferred receivables and CASHMAX's retained interest in the receivables. CASHMAX has no obligation with respect to the third-party loan or the transferred receivables except to (a) service the underlying installment loans on behalf of the trust and (b) pay amounts owing under or repurchase the underlying installment loans in the event of a breach by CASHMAX or in certain other limited circumstances. The facility is nonrecourse to EZCORP, allowed borrowing through November 2019, and fully matures in November 2021. Our obligation under the facility as of September 30, 2019 was $0.6 million.
NOTE 9: STOCK COMPENSATION
On May 1, 2010 our Board of Directors approved the adoption of the EZCORP, Inc. 2010 Long-Term Incentive Plan (the “2010 Plan”). The 2010 Plan permits grants of options, restricted stock awards and stock appreciation rights covering up to 5,485,649 shares of our Class A Common Stock plus any shares that become available for issuance under either the 2010 Plan or prior plans as a result of forfeitures or cancellations of awards without delivery of shares or as a result of withholding shares to satisfy tax withholding obligations. In February 2015, March 2015, March 2016, December 2016, December 2017 and November 2018, the Board of Directors and the voting stockholder approved the addition of 643,673, 1,081,200, 185,026, 500,000, 1,100,000 and 400,000 shares, respectively, to the 2010 Plan.
In April and May 2019, we granted our seven new non-employee directors a total of 60,088 restricted stock awards with a grant date fair value of primarily $10.64 per share. In November 2018, we granted 59,812 restricted stock awards to non-employee directors with a grant date fair value of $9.18 per share. The awards granted to non-employee directors vested on September 30, 2019 and were subject only to service conditions. In July 2019 and November 2018, we granted 61,138 and 971,615, respectively, restricted stock unit awards to employees with a grant date fair value of primarily $10.04 and $9.18 per share, respectively. The awards granted to employees vest on September 30, 2021, subject to the achievement of certain adjusted net income and adjusted diluted earnings per share performance targets. As of September 30, 2019, we considered the achievement of these performance targets probable. The number of long-term incentive award shares and units granted are generally determined based on our share price as of the close on the last trade day immediately preceding October 1 each year, which was $10.70 for these fiscal 2019 awards.

In December 2017, we granted 1,308,533 restricted stock unit awards to team members and 84,250 restricted stock awards to non-employee directors with a grant date fair value of primarily $9.75 per share. Our long-term incentive awards are generally granted based on our share price as of the close on the last trade day immediately preceding October 1 each year, which was $9.50 for these fiscal 2018 awards. For the awards granted to team members, 190,725 vested on September 30, 2018 as later approved by the compensation committee of the board of directors in November 2018 with regard to achievement of earnings before interest, taxes, depreciation and amortization ("EBITDA") performance targets, and 1,117,808 will vest on September 30, 2020, subject to the achievement of certain EBITDA performance targets. As of September 30, 2019, we considered the achievement of these performance targets probable. The awards granted to non-employee directors vested on September 30, 2018 and were subject only to service conditions.
In November and December 2016 and April 2017, we granted 931,260 restricted stock unit awards to team members and 72,500 restricted stock awards to non-employee directors, each with a grant date fair value of approximately $9.60 per share. Our long-term incentive awards are generally granted based on our share price as of the close on the last trade day immediately preceding October 1 each year, which was $11.06 for these fiscal 2017 awards. The awards granted to team members vest on September 30, 2019, subject to the achievement of certain EBITDA performance targets. As of September 30, 2019, we considered the achievement of these performance targets to be probable. The awards granted to non-employee directors vested over two years, 50% on September 30, 2017 and 50% on September 30, 2018 and were subject only to service conditions.
As of September 30, 2019, the unamortized fair value, exclusive of forfeitures, of share awards to be amortized over their remaining vesting periods was approximately $9.1 million. The weighted-average period over which these costs will be amortized is approximately two years.

The following table presents amounts related to our stock compensation arrangements:

	Fiscal Year Ended September 30,
	2019	2018	2017

	(in thousands)
Share-based compensation costs	$9,751	$10,784	$5,866
Income tax benefits on share-based compensation	(1,098)	(1,656)	(2,053)

The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2018	3,555,725	$7.76
Granted	1,152,653	9.29
Vested and released (a)	(1,314,905)	5.91
Forfeited	(368,319)	6.65
Outstanding as of September 30, 2019	3,025,154	$9.29

(a)	360,489 shares were withheld to satisfy related federal income tax withholding.
The following table presents a summary of the fair value of shares granted:

	Fiscal Year Ended September 30,
	2019	2018	2017

	(in millions except per share amounts)
Weighted average grant-date fair value per share granted (a)	$9.29	$9.75	$9.57
Total grant date fair value of shares vested	$11.8	$2.3	$3.8

(a)	Awards with performance and time-based vesting provisions are generally valued based upon the underlying share price as of the issuance date.
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
NOTE 10: INCOME TAXES
The following table presents the components of our income from continuing operations before income taxes, including inter-segment amounts:

	Fiscal Year Ended September 30,
	2019	2018	2017

	(in thousands)
Domestic*	$(9,609)	$28,645	$29,598
Foreign	13,783	26,894	13,080
	$4,174	$55,539	$42,678

*	Includes the majority of our corporate administrative costs. See Note 15 for information pertaining to segment contribution.

The following table presents the significant components of the income tax provision from continuing operations:

	Fiscal Year Ended September 30,
	2019	2018	2017

	(in thousands)
Current:
Federal	$431	$(26)	$1,043
State and foreign	704	9,288	6,233
	1,135	9,262	7,276
Deferred:
Federal*	(4,264)	9,498	4,082
State and foreign	5,535	(371)	(265)
	1,271	9,127	3,817
Total income tax expense	$2,406	$18,389	$11,093

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

The following table presents a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes attributable to continuing operations:

	Fiscal Year Ended September 30,
	2019	2018	2017

	(in thousands)
Income tax expense at the federal statutory rate	$878	$13,623	$14,937
State taxes, net of federal benefit	184	1,265	(242)
Mexico inflation adjustment	(801)	(936)	(1,286)
Non-deductible items	2,088	2,214	1,114
Tax credits	(551)	(615)	(536)
Foreign rate differential	1,080	1,405	(151)
Change in valuation allowance	1,601	3,986	(2,030)
Stock compensation	(711)	—	(386)
Uncertain tax positions	(1,596)	(4,808)	202
Change in tax rate resulting from enactment of the Act	—	2,558	—
Other	234	(303)	(529)
Total income tax expense	$2,406	$18,389	$11,093
Effective tax rate	58%	33%	26%

The following table shows significant components of our deferred tax assets and liabilities:

	September 30,
	2019	2018

	(in thousands)
Deferred tax assets:
Cash Converters International	$14,616	$9,782
Tax over book inventory	6,858	11,963
Accrued liabilities	4,518	4,664
Pawn service charges receivable	1,699	2,171
Stock compensation	2,758	3,328
Foreign tax credit	2,638	2,638
Capital loss carryforward	—	3,006
State and foreign net operating loss carryforwards	15,806	15,223
Book over tax depreciation	2,659	972
Other	2,159	134
Total deferred tax assets before valuation allowance	53,711	53,881
Valuation allowance	(18,094)	(20,254)
Net deferred tax assets	35,617	33,627
Deferred tax liabilities:
Tax over book amortization	19,042	15,700
Note receivable discount	15,416	17,396
Prepaid expenses	1,146	1,362
Total deferred tax liabilities	35,604	34,458
Net deferred tax asset (liability)	$13	$(831)

As of September 30, 2019, we had state net operating loss carryforwards of approximately $120.0 million, which begin to expire in 2020 if not utilized. We also had foreign net operating loss carryforwards of $50.2 million, which will expire between 2030 and 2038 if not utilized. Additionally, we have a $2.6 million foreign tax credit that will expire between 2024 to 2027 if not utilized.

Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance has been established to offset certain state and foreign net operating loss carryforwards, capital loss carryforwards, and foreign tax credit carryforwards that are not more likely than not to be utilized prior to expiration. The valuation allowance increased by $3.3 million in fiscal 2019, primarily due to the recording of a valuation allowance against the foreign tax credit carryforwards generated during the year which we believe are not more likely than not to be utilized, offset by a decrease of $3.0 million due to the expiration of a capital loss carryforward that expired unused for which a valuation allowance had been recorded. We believe our results from future operations will generate sufficient taxable income in the appropriate jurisdictions such that it is more likely than not that the remaining deferred tax assets will be realized.
Deferred taxes are not provided for undistributed earnings of foreign subsidiaries of approximately $61.0 million which are intended to be reinvested outside of the U.S. Accordingly, no provision for foreign withholding taxes associated with a distribution of those earnings has been made. We estimate that, upon distribution of our share of these earnings, we would be subject to withholding taxes of approximately $3.4 million as of September 30, 2019. We provided deferred income taxes on all undistributed earnings from Cash Converters International.
The following table presents a rollforward of unrecognized tax benefits:

	Fiscal Year Ended September 30,
	2019	2018	2017

	(in thousands)
Beginning balance	$3,091	$6,530	$6,058
Increase for tax positions taken during a prior period	—	963	—
Increase for tax positions taken during the current period	—	—	472
Decrease for tax positions as a result of the lapse of the statute of limitations	(1,656)	(4,402)	—
Ending balance	$1,435	$3,091	$6,530

All of the above unrecognized tax benefits, if recognized, would impact our effective tax rate for the respective period of each ending balance.
We are subject to U.S., Mexico, Canada, Guatemala, Honduras, El Salvador, and Peru income taxes as well as income taxes levied by various state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2014. We believe that adequate provisions have been made for any adjustments that may result from tax examinations.

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
Cash Converters International
The beneficial owner of our Class B Voting Common Stock received AUD $120,000 in annual consulting fees from our 34.75% owned unconsolidated affiliate Cash Converters International during fiscal 2019, 2018 and 2017.
NOTE 12: LEASES
We lease and sublease various facilities and certain equipment under operating and capital leases. Future minimum rentals due under non-cancelable leases and annual future minimum rentals expected under subleases are as follows:

Fiscal Year Ended September 30,	Operating Lease Payments	Sublease Revenue

	(in thousands)
2020	$69,291	$3,028
2021	60,588	3,228
2022	46,720	3,001
2023	32,062	2,511
2024	19,969	839
Thereafter	39,256	—
	$267,886	$12,607

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
The following table presents the amount of net rent recognized as expense:

	Fiscal Year Ended September 30,
	2019	2018	2017

	(in thousands)
Gross rent expense from continuing operations	$65,295	$61,821	$56,794
Sublease rent revenue from continuing operations	(35)	(109)	(56)
Net rent expense from continuing operations	$65,260	$61,712	$56,738

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
During the second quarter of fiscal 2015, we entered into cancelable subleases for our Miami office and a non-cancelable Mexico City sublease for an estimated minimum future sublease payment of approximately $4.6 million. Sublease payments are expected to offset substantially all of our original operating lease obligations over the nine-year period beginning March 2015 and ending September 2024 in the case of the Miami lease. The sublease tenant elected to terminate the lease early, effective October 31, 2018 and paid $0.7 million as result of the buyout clause. We entered into a new sublease effective June 2019 to September 2024. Sublease payments are expected to offset substantially all of our original operating lease obligations.
The Mexico City lease and sublease expired in fiscal 2019.
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

Retirement Plans
We sponsor a 401(k) retirement savings plan under which eligible team members may contribute a portion of pre-tax earnings. The plan provides for a discretionary match of participants’ elective deferrals in the form of either cash or our Class A Common Stock. The Company discretionary match of the participants’ elective deferrals has been made in the form of cash since 2016, and the ability to invest additional funds into Company stock is prohibited. A participant vests in the Company matching contributions pro rata over their first three years of service. All of a participant’s matching contributions will vest to 100% in the event of their death, disability or should the plan terminate due to a change in control.
The following table presents matching contribution information for our 401(k) plan, which were made in cash:

	Fiscal Year Ended September 30,
	2019	2018	2017

	(in thousands)
Matching contributions to EZCORP Inc. 401(k) Plan and Trust	$964	$810	$658
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
The following table provides contribution and amortized expense amounts related to the Supplemental Executive Retirement Plan:

	Fiscal Year Ended September 30,
	2019	2018	2017

	(in thousands)
Contributions to the Supplemental Executive Retirement Plan	$509	$483	$536
Amortized expense due to Supplemental Executive Retirement Plan	474	476	544

NOTE 14: CONTINGENCIES
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
On May 30, 2019, the parties agreed to a mediated settlement of all remaining claims and entered into a Memorandum of Understanding regarding that settlement. The proposed settlement provides for the payment of $4.9 million by the defendants. On July 18, 2019, the parties entered into a Stipulation and Agreement of Settlement reflecting the terms of the agreed settlement, which was preliminarily approved by the Court on August 5, 2019. The proposed settlement remains subject to several conditions, including final Court approval at a Settlement Hearing scheduled for December 6, 2019.
The settlement amount (which was covered by applicable directors' and officers' liability insurance) was paid into escrow on September 12, 2019. The accrued settlement and offsetting restricted cash are included in "Accounts payable, accrued expenses and other current liabilities" and "Prepaid expenses and other current assets" in our consolidated balance sheets as of September 30, 2019.

NOTE 15: SEGMENT INFORMATION
We are organized into operating segments based on geographic areas. These operating segments have been aggregated into three reportable business segments as follows: U.S. Pawn — all pawn activities in the United States; Latin America Pawn — all pawn activities in Mexico, Central America and South America; and Other International — primarily our equity interest in the net income of Cash Converters International and consumer finance activities in Canada. Segment information is prepared on the same basis that our chief operating decision maker reviews financial information for operational decision-making purposes. There are no material inter-segment revenues, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements.

	Fiscal Year Ended September 30, 2019
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$355,996	$97,379	$—	$453,375	$—	$453,375
Jewelry scrapping sales	45,815	14,630	—	60,445	—	60,445
Pawn service charges	248,369	78,997	—	327,366	—	327,366
Other revenues	233	179	5,631	6,043	—	6,043
Total revenues	650,413	191,185	5,631	847,229	—	847,229
Merchandise cost of goods sold	225,136	72,372	—	297,508	—	297,508
Jewelry scrapping cost of goods sold	39,318	13,617	—	52,935	—	52,935
Other cost of revenues	—	—	2,338	2,338	—	2,338
Net revenues	385,959	105,196	3,293	494,448	—	494,448
Operating expenses (income):
Operations	269,003	74,199	7,376	350,578	—	350,578
Administrative	—	—	—	—	63,665	63,665
Depreciation and amortization	11,879	6,267	219	18,365	10,432	28,797
Loss on sale or disposal of assets and other	3,402	691	282	4,375	24	4,399
Interest expense	—	1,609	491	2,100	30,537	32,637
Interest income	—	(1,601)	—	(1,601)	(9,485)	(11,086)
Equity in net loss of unconsolidated affiliates	—	—	135	135	—	135
Impairment of investment in unconsolidated affiliates	—	—	19,725	19,725	—	19,725
Other expense (income)	—	(93)	1,895	1,802	(378)	1,424
Segment contribution (loss)	$101,675	$24,124	$(26,830)	$98,969
Income from continuing operations before income taxes				$98,969	$(94,795)	$4,174

	Fiscal Year Ended September 30, 2018
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$350,699	$87,673	$—	$438,372	$—	$438,372
Jewelry scrapping sales	47,745	13,007	—	60,752	—	60,752
Pawn service charges	237,086	67,491	—	304,577	—	304,577
Other revenues	250	85	8,120	8,455	—	8,455
Total revenues	635,780	168,256	8,120	812,156	—	812,156
Merchandise cost of goods sold	216,408	60,210	—	276,618	—	276,618
Jewelry scrapping cost of goods sold	40,417	11,873	—	52,290	—	52,290
Other cost of revenues	—	—	1,697	1,697	—	1,697
Net revenues	378,955	96,173	6,423	481,551	—	481,551
Operating expenses (income):
Operations	263,094	61,553	10,194	334,841	—	334,841
Administrative	—	—	—	—	53,639	53,639
Depreciation and amortization	12,869	4,068	184	17,121	8,363	25,484
Loss on sale or disposal of assets	203	27	—	230	233	463
Interest expense	71	25	—	96	27,738	27,834
Interest income	—	(2,619)	—	(2,619)	(14,422)	(17,041)
Equity in net income of unconsolidated affiliates	—	—	(5,529)	(5,529)	—	(5,529)
Impairment of investment	—	—	11,712	11,712	—	11,712
Other income	(3)	(42)	(132)	(177)	(5,214)	(5,391)
Segment contribution (loss)	$102,721	$33,161	$(10,006)	$125,876
Income from continuing operations before income taxes				$125,876	$(70,337)	$55,539

	Fiscal Year Ended September 30, 2017
	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$351,878	$62,957	$3	$414,838	$—	$414,838
Jewelry scrapping sales	48,203	2,986	—	51,189	—	51,189
Pawn service charges	238,645	34,432	—	273,077	—	273,077
Other revenues	219	645	7,983	8,847	—	8,847
Total revenues	638,945	101,020	7,986	747,951	—	747,951
Merchandise cost of goods sold	223,475	43,050	—	266,525	—	266,525
Jewelry scrapping cost of goods sold	41,434	2,497	—	43,931	—	43,931
Other cost of revenues	—	—	1,988	1,988	—	1,988
Net revenues	374,036	55,473	5,998	435,507	—	435,507
Operating expenses (income):
Operations	260,089	36,419	8,448	304,956	—	304,956
Administrative	—	—	—	—	53,492	53,492
Depreciation and amortization	10,171	2,675	191	13,037	10,624	23,661
Loss on sale or disposal of assets	198	134	—	332	27	359
Interest expense	—	9	—	9	27,794	27,803
Interest income	—	(1,930)	—	(1,930)	(10,173)	(12,103)
Equity in net income of unconsolidated affiliates	—	—	(4,916)	(4,916)	—	(4,916)
Other income	(19)	(69)	(96)	(184)	(239)	(423)
Segment contribution	$103,597	$18,235	$2,371	$124,203
Income from continuing operations before income taxes				$124,203	$(81,525)	$42,678

The following table presents separately identified segment assets:

	U.S. Pawn	Latin America Pawn	Other International	Corporate	Total

	(in thousands)
Assets as of September 30, 2019
Pawn loans	$157,408	$41,650	$—	$—	$199,058
Pawn service charges receivable, net	27,623	4,179	—	—	31,802
Inventory, net	142,266	37,089	—	—	179,355
Total assets	635,152	202,565	35,041	210,944	1,083,702

Assets as of September 30, 2018
Pawn loans	$154,986	$43,477	$—	$—	$198,463
Pawn service charges receivable, net	26,380	4,579	—	—	30,959
Inventory, net	135,154	31,843	—	—	166,997
Total assets	624,174	185,631	56,776	375,199	1,241,780

The net assets of our Latin America Pawn segment, exclusive of intercompany amounts and inclusive of certain other assets not separately identified above, were $205.3 million as of September 30, 2019.

The following tables provide geographic information required by ASC 280-10-50-41:

	Fiscal Year Ended September 30,
	2019	2018	2017

	(in thousands)
Revenues:
United States	$650,413	$635,780	$638,945
Mexico	138,897	122,702	101,020
Other Latin America	52,288	45,554	—
Canada and other	5,631	8,120	7,986
Total revenues	$847,229	$812,156	$747,951

	September 30,
	2019	2018

	(in thousands)
Long-lived tangible assets:
United States	$43,274	$52,310
Mexico	18,566	18,497
Other Latin America	5,432	2,489
Canada and other	85	353
Total long-lived assets	$67,357	$73,649

NOTE 16: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION AND DISCONTINUED OPERATIONS
Supplemental Consolidated Financial Information
The following table provides information on net amounts included in our consolidated balance sheets:

	September 30,
	2019	2018

	(in thousands)
Cash and cash equivalents	$157,567	$285,311
Restricted cash	4,875	267
Cash and cash equivalents and restricted cash	$162,442	$285,578

Gross pawn service charges receivable	$41,838	$40,719
Allowance for uncollectible pawn service charges receivable	(10,036)	(9,760)
Pawn service charges receivable, net	$31,802	$30,959

Gross inventory	$189,092	$176,198
Inventory reserves	(9,737)	(9,201)
Inventory, net	$179,355	$166,997

Prepaid expenses and other	$4,784	$9,402
Accounts receivable and other	10,889	18,901
Income taxes prepaid and receivable	10,248	2,334
Restricted cash	4,875	267
2019 Convertible Notes Hedges	—	2,552
Prepaid expenses and other current assets	$30,796	$33,456

Property and equipment, gross	$265,922	$253,022
Accumulated depreciation	(198,565)	(179,373)
Property and equipment, net	$67,357	$73,649

Accounts payable	$25,946	$10,500
Accrued payroll	6,149	6,294
Bonus accrual	9,901	12,738
Other payroll related expenses	5,040	2,963
Accrued interest	2,793	3,835
Accrued rent and property taxes	11,702	12,106
Accrued sales and VAT taxes	10,680	1,319
Deferred revenues	2,929	2,747
Other accrued expenses	2,510	2,659
Income taxes payable	307	2,797
Account payable, accrued expenses and other current liabilities	$77,957	$57,958

Unrecognized tax benefits, non-current	$1,362	$1,148
Other long-term liabilities	5,940	5,742
Other long-term liabilities	$7,302	$6,890

Jewelry Scrap Receivable
In November 2018, our principal refiner that processed our scrap jewelry announced Chapter 11 bankruptcy restructuring proceedings in the U.S. As of September 30, 2019 we had $3.6 million of total receivables outstanding which have been fully reserved for and which is included in "Loss on sale or disposal of assets and other" and "Reserve on jewelry scrap receivable" in our consolidated statements of operations and cash flows, respectively. We continue to monitor the bankruptcy process and may record recoveries of such reserved amounts in a future period as we gather more information.

Valuation and Qualifying Accounts
The following table provides information on our valuation and qualifying accounts not disclosed elsewhere:

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Revenue	Deductions	Balance at End of Period

	(in thousands)
Allowance for valuation of inventory:
Year Ended September 30, 2019	$9,201	$536	$—	$—	$9,737
Year Ended September 30, 2018	6,801	2,400	—	—	9,201
Year Ended September 30, 2017	6,143	658	—	—	6,801
Allowance for uncollectible pawn service charges receivable:
Year Ended September 30, 2019	$9,760	$—	$276	$—	$10,036
Year Ended September 30, 2018	9,129	—	631	—	9,760
Year Ended September 30, 2017	8,965	—	164	—	9,129
Allowance for uncollectible consumer loan fees and interest receivable:
Year Ended September 30, 2019	$331	$—	$209	$—	$540
Year Ended September 30, 2018	283	—	48	—	331
Year Ended September 30, 2017	241	—	42	—	283
Allowance for valuation of deferred tax assets:
Year Ended September 30, 2019	$20,254	$—	$—	$2,160	$18,094
Year Ended September 30, 2018	17,860	2,394	—	—	20,254
Year Ended September 30, 2017	21,078	—	—	3,218	17,860

NOTE 17: QUARTERLY INFORMATION (UNAUDITED)
We revised certain historical amounts below as further described in Note 1.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Year Ended September 30, 2019
Total revenues	$215,695	$214,730	$202,465	$214,339
Net revenues	130,049	127,690	115,853	120,856
(Loss) income from continuing operations, net of tax	(3,660)	2,659	3,361	(592)
Loss from discontinued operations, net of tax	(183)	(18)	(203)	(53)
Net (loss) income	(3,843)	2,641	3,158	(645)
Net loss attributable to noncontrolling interest	(477)	(753)	—	—
Net (loss) income attributable to EZCORP, Inc.	$(3,366)	$3,394	$3,158	$(645)

Basic earnings per share attributable to EZCORP, Inc.:
Continuing operations	$(0.06)	$0.06	$0.06	$(0.01)
Discontinued operations	—	—	—	—
Basic earnings per share	$(0.06)	$0.06	$0.06	$(0.01)

Diluted earnings per share attributable to EZCORP, Inc.:
Continuing operations	$(0.06)	$0.06	$0.06	$(0.01)
Discontinued operations	—	—	—	—
Diluted earnings per share	$(0.06)	$0.06	$0.06	$(0.01)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Year Ended September 30, 2018
Total revenues	$204,170	$202,398	$199,612	$205,976
Net revenues	122,089	120,257	114,742	124,463
(Loss) income from continuing operations, net of tax	12,246	11,707	14,004	(807)
(Loss) income from discontinued operations, net of tax	(222)	(500)	91	(225)
Net (loss) income	12,024	11,207	14,095	(1,032)
Net income (loss) attributable to noncontrolling interest	(615)	(374)	(359)	360
Net (loss) income attributable to EZCORP, Inc.	$12,639	$11,581	$14,454	$(1,392)

Basic earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.24	$0.22	$0.26	$(0.02)
Discontinued operations	—	(0.01)	—	—
Basic earnings per share	$0.24	$0.21	$0.26	$(0.02)

Diluted earnings per share attributable to EZCORP, Inc.:
Continuing operations	$0.23	$0.21	$0.25	$(0.02)
Discontinued operations	—	(0.01)	—	—
Diluted earnings per share	$0.23	$0.20	$0.25	$(0.02)

Fiscal 2019 Quarterly Impacts
In the fourth quarter of fiscal 2019, RDC received a qualified third-party investment causing recognition of a loss of $1.9 million on expiration of our call option.
In the third quarter of fiscal 2019, we recorded a $6.1 million adjustment in our Latin America segment to correct the calculation of certain transaction tax liabilities in prior periods, comprised of a $4.6 million reduction in merchandise sales and a $1.5 million increase in interest expense.
In the first quarter of fiscal 2019 as a result of our principal scrap jewelry refiner announcing Chapter 11 bankruptcy restructuring proceedings in the U.S., we recorded a reserve of $4.4 million which is included in "Loss on sale or disposal of assets and other" in our consolidated statements, of which $0.8 million was recovered in the second quarter of fiscal 2019 and included in "Loss on sale or disposal of assets and other."
In the first and second quarters of fiscal 2019, we recorded impairments of $13.3 million ($10.3 million, net of taxes) and $6.5 million ($5.0 million, net of taxes), respectively, of our investment in Cash Converters International.
Fiscal 2018 Quarterly Impacts
In the fourth quarter of fiscal 2018, we recorded an $11.7 million impairment ($9.2 million net of tax) of our investment in Cash Converters International.
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
In the third quarter of fiscal 2018, we settled a derivative action originally filed July 2014 with a total of $6.5 million paid into a settlement fund. After payment of an approved $1.3 million fee award to the plaintiff's attorneys, the remaining $5.2 million of the settlement fund was paid to the Company because, as a derivative action, the lawsuit was brought on behalf of the Company. We recorded that amount under "Other (income) expense" in our consolidated statements of operations for the third quarter of fiscal 2018.
NOTE 18: SUBSEQUENT EVENTS
Cash Converters International Limited
Subsequent to September 30, 2019 (on October 21, 2019), Cash Converters International agreed to settle the sole remaining class action lawsuit previously filed on behalf of borrowers residing in Queensland, Australia who took out personal loans from Cash Converters between July 30, 2009 and June 30, 2013. Cash Converters International agreed to pay AUD $42.5 million, subject to court approval. We estimate recording a charge of approximately $10.0 million for our share of the settlement from Cash Converters International in fiscal 2020 related to this event, in addition to our regularly included share of their earnings. Cash Converters International has indicated that it expects to pay the settlement amount with cash on hand and cash flow from operations.
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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019 due to a material weakness in internal control over financial reporting as described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, stockholders’ equity and cash flows as of the dates, and for the periods presented in conformity with GAAP.
Management’s Report on Internal Control Over Financial Reporting
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of September 30, 2019 due to a material weakness in our information technology general controls (“ITGCs”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During the second quarter of fiscal 2019, we identified deficiencies in our ITGCs that are designed to prevent or detect unauthorized access or changes to certain information technology (“IT”) systems that support our financial reporting processes. Our related IT dependent manual and application controls that are impacted by the affected ITGCs were also deemed ineffective as they rely on reports generated by the IT systems subject to ITGCs, resulting in our inability to place reliance on internal controls over related financial statement accounts and assertions. At that time, we determined that the ITGC deficiencies represent a material weakness in our internal control over financial reporting and reported that material weakness in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. Because we have not fully remediated that material weakness as of September 30, 2019, we have concluded that our internal control over financial reporting was not effective as of that date. There were no changes to previously released financial results other than immaterial changes discussed in Note 1 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Our internal control over financial reporting as of September 30, 2019 has been audited by our independent registered public accounting firm, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on Internal Control over Financial Reporting
We have audited EZCORP, Inc. (the “Company”) and subsidiaries’ internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of September 30, 2019 and 2018, and the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2019, and the related notes (collectively referred to as “the consolidated the financial statements”) and our report dated December 5, 2019, expressed an unqualified opinion thereon.
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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
There were ineffective information technology general controls (ITGCs) in the areas of logical access, user administration, program change and database monitoring over certain information technology (IT) systems that support the Company’s financial reporting processes. As a result, certain business process automated and manual controls that were dependent on the affected ITGCs were ineffective because they could have been adversely impacted.
This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated December 5, 2019, on those financial statements.
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

/s/ BDO USA, LLP
Dallas, Texas

December 5, 2019

Changes in Internal Control Over Financial Reporting
As of March 31, 2019, we had hired a Chief Information Security Officer and subsequently further built-out and developed an IT compliance team whose primary responsibility is to assist us with the design, implementation and maintenance of appropriate controls to safeguard the confidentiality, integrity and availability of our IT operating and reporting systems. We continue to improve our control environment to adequately prevent or detect unauthorized access or changes to our operating systems and databases. As of September 30, 2019, we have implemented a remediation plan focused on (i) completing our IT risk assessment capturing control impacts for changes to our IT environment; (ii) enhancing documentation underlying the ITGCs to promote knowledge transfer upon changes in IT personnel; (iii) IT control enhancements across our logical access and change management processes, including performing manual database logging activities on key systems; and (iv) enhancing our IT Risk and Compliance Governance Committee with members of IT and Finance leadership, with enhanced reporting of remediation activities to the Audit Committee.
As described in "Part II, Item 9A - Controls and Procedures," management believes it is taking the appropriate steps to remediate the underlying ITGC deficiencies, including allowing the controls to operate for a time period to produce sufficient testing sample sizes.
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
ITEM 9B — OTHER INFORMATION
None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below are the names of the persons who, as of November 1, 2019, constituted our Board of Directors and their ages and committee assignments as of that date:

Name	Age	Committees

Matthew W. Appel	63	Audit (Chair), Nominating (Chair), Lead Independent Director
Zena Srivatsa Arnold	41	—
Shelaghmichael Brown	70	Compensation
Phillip E. Cohen (Executive Chairman)	72	—
Stuart I. Grimshaw	58	—
Jason A. Kulas	48	Audit, Nominating
Pablo Lagos Espinosa	64	Compensation (Chair)
Kent V. Stone	61	Nominating
Gary L. Tillett	60	Audit
Robert W. K. (Robb) Webb	63	Compensation
Rosa Zeegers	59	Nominating
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

•
Matthew W. Appel — Mr. Appel joined EZCORP as a director in January 2015. He serves as Chair of the Audit Committee and is the Lead Independent Director (and, as such, served as Chair of the Nominating Committee). Mr. Appel spent 37 years in finance, administration and operations roles with a variety of companies, most recently Zale Corporation, an NYSE listed jewelry retailer, where he served as Chief Financial Officer from May 2009 to May 2011 and Chief Administrative Officer from May 2011 to July 2014 and co-led the successful turnaround of the company. Prior to joining Zale, Mr. Appel was Chief Financial Officer of EXL Service Holdings, Inc., a NASDAQ listed business process solutions company (February 2007 to May 2009); spent four years (February 2003 to February 2007) at Electronic Data Systems Corporation, serving as Vice President, Finance and Administration BPO and Vice President, BPO Management; and held a variety of finance and operations roles from 1984 to 2003 at Tenneco Inc., Affiliated

Computer Services, Inc. and PricewaterhouseCoopers. Mr. Appel began his professional career with Arthur Andersen & Company, working there from 1977 to 1984. Mr. Appel received an MBA in Accounting from the Rutgers University Graduate School of Business in 1977 and a Business Administration degree from Rutgers College in 1976. Mr. Appel is a Certified Public Accountant and a Certified Management Accountant.
Director qualifications: leadership, chief financial officer and executive management experience; broad business and strategically relevant experience; retail management experience; financial experience, including accounting, tax and financial reporting; experience in developing growth strategies; personnel development.

•
Zena Srivatsa Arnold — Ms. Arnold has been a director since May 2019. She has over 15 years of experience in marketing, brand management, strategy development and business operations. She has spent almost six years with Google, currently serving as Global Head of Growth for Chromebooks. Her previous roles at Google have included General Manager, US Chromebooks (March 2018 to May 2019), Global Head of Marketing, Chromebooks and IoT (November 2016 to March 2018), Head of Americas Marketing, Google Play (April 2015 to October 2016) and Head of NA Marketing, Google Play (October 2013 to April 2015). Prior to joining Google, she spent over nine years in various brand management positions with Kellogg Company (August 2010 to October 2013) and Procter & Gamble (April 2004 to August 2010). Ms. Arnold began her professional career at General Electric Corporation, where she served as Product Manager, Server Solutions for GE Capital IT Solutions (April 2002 to April 2004). Ms. Arnold received a Bachelor of Science degree in Computer Science, with a minor in Business Marketing, from The Ohio State University. She was recognized in 2014 as one of Brand Innovators “40 Under 40,” and has received numerous other professional awards and recognitions.

Director qualifications: leadership, executive management experience; broad business and strategically relevant experience; experience in developing growth strategies.

•
Shelaghmichael Brown — Ms. Brown joined EZCORP as a director in April 2019. She has more than 35 years of management experience in operations, brand and technology at a variety of financial services institutions and other companies. Ms. Brown retired from BBVA Compass in June 2011 as Senior Executive Vice President and Executive Officer Retail Banking, where she was responsible for a network of over 700 branches; online, mobile and other electronic banking platforms; traditional consumer and small business credit and deposit products; and marketing. Prior to joining BBVA Compass, Ms. Brown was President of RediClinic, Inc.; President and Chief Executive Officer of TeleCheck International, Inc.; and Executive Vice President, Manager-Retail Banking for JP Morgan Chase. Since 2012, Ms. Brown has served on the Board of Trust Managers of Weingarten Realty Investors, an NYSE-listed real estate investment trust, where she has been a member of the Management Development Committee and the Compensation Committee and is currently Chair of the Governance Committee. She also serves on the Board of Directors for BBVA USA Bancshares, Inc., where she is a member of the Risk Committee and the Audit Committee. Ms. Brown received an MBA from the University of Chicago and a Bachelor of Arts degree in American Studies from Wheaton College. She was recognized in 2009, 2010 and 2011 as one of the Top 25 Most Powerful Women in Banking by U.S. Banker. She is engaged in a variety of professional, civic and philanthropic activities, and currently serves as on the Board of Directors, and as Foundation Chairman, of CanCare, Inc.

Director qualifications: leadership, executive management experience; broad business and strategically relevant experience; retail management experience; financial experience; experience in developing growth strategies; personnel development; deep understanding of conducting business in highly regulated environments.

•
Phillip E. Cohen — Mr. Cohen has been a member of the Board of Directors and the Executive Chairman since September 2019. He has been an owner of, and advisor to, the Company for 30 years. He acquired the Company in 1989 and took it public in 1991 with an initial public offering of Class A Non-Voting Common Stock. Mr. Cohen has over 40 years of investment banking and financial advisory experience with a variety of firms, including Kuhn Loeb & Co. Incorporated (1973-1977), Lehman Brothers Kuhn Loeb Incorporated (1977-1979), The First Boston Corporation (1980), Oppenheimer & Co, Inc. (1980-1984), Morgan Schiff & Co., Inc. (1984-Present) and Madison Park LLC (2004 to Present). Mr. Cohen received a Bachelor of Commerce degree from the University of Melbourne and a Masters of Business Administration from Harvard University. Mr. Cohen is the sole stockholder of MS Pawn Corporation, which is the general partner of MS Pawn Limited Partnership, the owner of 100% of the outstanding shares of our Class B Voting Common Stock.

Director qualifications: leadership; broad business and strategically relevant experience; retail management experience; financial experience; international experience and global perspective; industry knowledge; experience in developing growth strategies. Further, Mr. Cohen has deep knowledge of the Company and its opportunities and challenges spanning multiple economic cycles.

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

•
Jason A. Kulas — Mr. Kulas has been a director since April 2019.  He spent over 25 years in financial analysis, investment banking and executive-level finance and operations roles with a variety of companies, most recently Santander Consumer USA Inc., a NYSE-listed auto finance company, where he served as Chief Executive Officer from 2015 to 2017, a director from 2007 to 2012 and from 2015 to 2017, President from 2013 to 2015 and Chief Financial Officer from 2007 to 2015.  Prior to joining Santander Consumer USA, Mr. Kulas was a Managing Director in Investment Banking with J.P. Morgan Chase & Co., where he was employed from 1995 to 2007 and managed JPMorgan’s South Region investment banking office.  He has also served as an Adjunct Professor of Marketing at Texas Christian University and as a Financial Analyst at Dun & Bradstreet.  Mr. Kulas currently serves on the Board of Directors for Exeter Finance, where he is a member of the Audit Committee, and CityLift Parking.  Mr. Kulas received an MBA with a concentration in Finance and Marketing from Texas Christian University and a Bachelor of Arts degree in Chemistry from Southern Methodist University.  He is engaged in a variety of civic and philanthropic activities and currently serves on the Board of Directors for Momentous Institute and Baylor Scott & White Dallas Foundation and the Executive Board of Dedman College at Southern Methodist University.

Director qualifications: leadership, chief executive officer, chief financial officer and executive management experience; broad business and strategically relevant experience; financial experience; experience in developing growth strategies; personnel development.

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

•
Kent V. Stone — Mr. Stone joined EZCORP as a director in April 2019. He has 37 years of experience in consumer and small business banking, all with U.S. Bancorp, the fifth largest commercial bank in the U.S. His roles included Vice Chairman, Consumer Banking Sales and Support (2013-2017); Executive Vice President, Consumer Banking Strategic

Support Services (2006-2013); Executive Vice President, Business Banking (2001-2006); and Executive Vice President, Branch Banking (2000-2001). From 1980 to 2000, he held various regional positions with U.S. Bancorp and its predecessor, First Bank System. Mr. Stone’s extensive banking experience includes retail branch management, digital channels, mortgage lending, private banking, product and segment management, and marketing. Mr. Stone received an MBA with a concentration in Finance from the Carlson School of Management at the University of Minnesota in 1985, and a Bachelor of Arts in General Science and Business from Gustavus Alolphus College in 1980. He has been, and continues to be, active in a variety of civic and philanthropic affairs.
Director qualifications: leadership and executive management experience; broad business and strategically relevant experience; retail management experience; financial experience; experience in developing growth strategies; personnel development; deep understanding of conducting business in highly regulated environments.

•
Gary L. Tillett — Mr. Tillett has been a director since April 2019. He has more than 35 years of experience in public accounting and business management. He spent 31 years at PricewaterhouseCoopers, where he progressed from entry-level staff to senior partner serving a variety of businesses in the Insurance Practice, the Transaction Services Practice and the U.S. Financial Services Practice. From 2005 to 2010, he was the Transactions Services Leader of the firm’s U.S. Financial Services Practice, leading a newly assembled team of professionals providing service to clients pursuing transactions in the financial services sector. At the time of his retirement from PwC in 2014, he was the Transaction Services Leader of the firm’s New York Metro Practice, where he led teams advising clients on complex transactions, including structuring, due diligence, valuation and financial reporting. Mr. Tillett left PwC in 2014 to take the role of Executive Vice President and Chief Financial Officer of Walter Investment Management Corp. (now Ditech Holding Corporation), a publicly traded independent originator and servicer of residential mortgage loans. Ditech initiated Chapter 11 bankruptcy proceedings in November 2017. Mr. Tillett retired from his position with Ditech in February 2018 after assisting with the development and execution of the company’s financial restructuring plan. Mr. Tillett received an MBA from the Manchester Business School at the University of Manchester and a Bachelor of Science degree with an emphasis in Accounting from the University of Texas at Dallas. He is a Certified Public Accountant.

Director qualifications: leadership, chief financial officer and executive management experience; broad business and strategically relevant experience; financial experience, including accounting, tax and financial reporting; personnel development.

•
Robert W. K. (Robb) Webb — Mr. Webb joined EZCORP as a director in April 2019. He has 40 years of experience as a human resources and business leader in complex global business environments, including Chief Human Resources Officer at Tenet Healthcare Corporation (2016-2017); Executive Vice President & Chief Human Resources Officer at Hyatt Hotels Corporation (2007-2016); a variety of human resources and business process management roles with Citigroup and predecessor companies (1999-2007); Vice President, Human Resources & Organizational Effectiveness at Avco Financial Services Inc., a subsidiary of Textron Inc. (1988-1999); and various human resources and organizational development roles with Westinghouse Canada (1979-1988). Mr. Webb received an MBA from the University of Nebraska in 2004 and a Bachelor of Arts degree from McMaster University in Ontario, Canada in 1977. He has participated in advanced management programs at Stanford University and Harvard University. Mr. Webb serves as a director on the Human Rights Campaign Foundation Board, the Global Board of Operation Hope and the Advisory Board at Arena, and has served on the boards of the Dallas Regional Chamber of Commerce and Business for Social Responsibility.

Director qualifications: leadership and executive management experience; broad business experience; retail management experience; personnel development.

•
Rosa Zeegers — Ms. Zeegers has been a director since April 2019. She has over 30 years of experience in developing and implementing brand, marketing and retail strategies, as well as managing substantial businesses. She most recently served as Executive Vice President of Consumer Products & Experiences with National Geographic Partners, a joint venture of 21st Century Fox and The National Geographic Society (2016-2018). Prior to joining National Geographic Partners, Ms. Zeegers was the Chief Marketing Officer of Tween Brands, Inc. (2015); held a variety of marketing, brand and business development roles at Mattel, Inc. (2001-2014), including most recently, Senior Vice President, Global Business Development; and held a variety of marketing and brand management positions with KLM Royal Dutch Airlines (1995-2000). Ms. Zeegers began her career at Unilever PLC in The Netherlands, where she served in various marketing and sales positions of progressive responsibility. Ms. Zeegers holds a Masters Degree in Marketing from the Dutch Institute of Marketing and a Masters Degree in German Literature from Free University Amsterdam. She serves as a board member of The AHA Foundation, a nonprofit organization dedicated to the defense of women’s rights; a board member of the Full Story Foundation, a nonprofit educational organization; and a member of the advisory board of the Qiddiya Project, part of the Crown Prince of Saudi Arabia’s “Vision 2030.” She is regularly invited by educational and business organizations to speak on “Doing Business in Foreign Cultures” and was the 2014 recipient of the Most Powerful & Influential Women Award from the National Diversity Council.
Director qualifications: leadership and executive management experience; broad business and strategically relevant experience; financial experience; personnel development.
Executive Officers
Set forth below are the name, age and position of each of the persons serving as our executive officers as of November 1, 2019:

Name	Age	Title

Phillip E. Cohen	72	Executive Chairman
Stuart I. Grimshaw	58	Chief Executive Officer
Scott Alomes	60	Chief Human Resources Officer
Daniel M. Chism	51	Chief Financial Officer
Mark DeBenedictus (1)	58	Chief Customer Experience Officer
William Eric Fosse	56	President, U.S. Pawn
Lachlan P. Given	42	Chief M&A and Strategic Funding Officer
Francisco J. Kuthy Saenger	54	President, Latin America Pawn
Jacob Wedin	48	Chief Business Development Officer
Thomas H. Welch, Jr.	64	Chief Legal Officer and Secretary

(1)	Mr. DeBenedictus left the Company effective December 1, 2019.
Set forth below is current biographical information about our executive officers, except for Mr. Cohen and Mr. Grimshaw, whose biographical information is included under “Board of Directors” above.
Scott Alomes — Mr. Alomes joined EZCORP as Chief Human Resources Officer in March 2015. In October 2016, Mr. Alomes was assigned management oversight responsibility for the Company’s CASHMAX business in Canada, as well as all new ventures, and his title was changed to Chief Human Resources Officer and New Ventures. His title of Chief Human Resources Officer was reinstated in November 2019. He has more than 30 years of experience and has spent his entire career in Human Resources for the financial services industry. He joined EZCORP from Crowe Horwath Australia, where he was HR Leader in the Southern Region for this large provider of accounting, audit, tax business and financial advice to individuals and businesses in Australia. Mr. Alomes has also held HR leadership roles at ClearView Wealth Limited (investments and life insurance products in Australia), Suncorp (banking and wealth management in Australia and New Zealand), Commonwealth Bank and National Australia Bank.
Daniel M. Chism — Mr. Chism rejoined EZCORP as Chief Financial Officer in May 2017. He has over 20 years of accounting, finance and business experience in the pawn industry, with over half of those years at EZCORP. He served as EZCORP’s Controller from August 1999 to October 2009, when he was promoted to Vice President, Finance and Chief Accounting Officer. He served in that position for two years until he left the company in October 2011. Mr. Chism further previously served as interim Chief Financial Officer of EZCORP from May 2010 to November 2010. After leaving the company, Mr. Chism co-founded, and served as Executive Vice President and Chief Financial Officer of, Cash Solutions Centers, LLC, a privately held owner and operator of pawnshops and financial services stores. From May 2015 to July 2016, Mr. Chism also served as Executive Vice President - Chief Financial Officer of the family office Gatsby Investments, LLC, as well as Chief Financial Officer of two consumer products companies in the Gatsby Investments portfolio. Mr. Chism began his professional career at Ernst & Young, where he served as Audit Manager on EZCORP’s account. He holds a Bachelor of Business Administration degree in Accounting and a Master in Professional Accounting degree from the University of Texas at Austin, and is a Certified Public Accountant and a Chartered Global Management Accountant.
Mark DeBenedictus — Mr. DeBenedictus joined EZCORP as Chief Customer Experience Officer in May 2017, after having served as a strategic IT consultant for three months. Mr. DeBenedictus is responsible for executive oversight of the Company’s strategic and operational information technology function and for overseeing the Company’s developing and evolving businesses. Prior to joining EZCORP, Mr. DeBenedictus was founding partner and Chief Operating Officer of Repatriate Advisory Solutions LLC, an IT transformation specialist that assists companies in the evaluation and modification of IT and business process outsourcing arrangements. Prior to forming Repatriate Advisory Solutions in 2016, Mr. DeBenedictus spent five years with American International Group (AIG) as Senior Vice President, Global Infrastructure Services, and over twenty years in a variety of capacities with Electronic Data Services (EDS) and related companies, including Vice President, Global

Financial Services; Vice President, U.S. Financial Services; Global Vice President, Service Delivery - Australia and New Zealand; Managing Director - Credit Services; and Client Delivery Executive. Mr. DeBenedictus received a Bachelor of Arts degree in Computer Science from the State University of New York.
William Eric Fosse — Mr. Fosse rejoined EZCORP as Division Vice President of U.S. Pawn in November 2016, was promoted to Senior Vice President of Stores in June 2017 and was promoted to President, U.S. Pawn in July 2018. Mr. Fosse served in various role in two previous periods with EZCORP (September 2004 to December 2012, and September 2014 to May 2015), including Vice President, EZMoney Operations; President, EZMoney; President, Pawn Americas; President, North American Operations; President, U.S. Financial and Online Services; and President Pawn and Cash Converters Americas. From June 2015 to September 2016, Mr. Fosse was CEO of Interstate Automotive Group, a chain of Buy Here/Pay Here auto sales and finance stores operating across 15 states. From December 2012 to September 2014, he was a private investor and consultant concentrating on pawn and financial services businesses. Prior to originally joining EZCORP in 2004, Mr. Fosse spent thirteen years with G&K Services, Inc., a public company providing uniform and facility services to businesses. Mr. Fosse received a Bachelor of Science degree in Business from Indiana University.
Lachlan P. Given — Mr. Given was appointed Chief M&A and Strategic Funding Officer in September 2019. He served as a member of the Board of Directors from July 2014 to September 2019, holding the position of Non-Executive Chairman (July 2014 to August 2014), Executive Vice Chairman (August 2014 to February 2015) and Executive Chairman (February 2015 to September 2019). He also served on the Compensation Committee from July 2014 to April 2019. Mr. Given is the sole beneficial owner of LPG Limited (HK), a business and financial advisory firm, and prior to assuming the role of Executive Vice Chairman of EZCORP, provided international financial and advisory services to a number of companies, including EZCORP from October 2012 to June 2014. Since 2004, Mr. Given has also served as a consultant and advisor to Madison Park LLC, which has, in the past, provided certain advisory services to the Company. Madison Park is wholly owned by Phillip E. Cohen, who is the beneficial owner of all of our Class B Voting Common Stock. Mr. Given is also a director of The Farm Journal Corporation, a 134-year old pre-eminent U.S. agricultural media company; Senetas Corporation Limited (ASX: SEN), a developer and manufacturer of certified, defense-grade encryption solutions; CANSTAR Pty Ltd, an Australian financial services ratings and research firm; and TAB Products Co. LLC, a leading North American records management company. Mr. Given began his career working in the investment banking and equity capital markets divisions of Merrill Lynch in Hong Kong and Sydney, Australia, where he specialized in the origination and execution of a variety of M&A, equity, equity-linked and fixed income transactions. Mr. Given also serves on the board of directors of Cash Converters International Limited.
Francisco J. Kuthy Saenger — Mr. Kuthy joined EZCORP in November 2013 as Senior Vice President of Operations for our Mexico Pawn operations, Empeño Fácil, and was promoted to General Manager of that business in May 2014. Prior to joining EZCORP, Mr. Kuthy spent over three years (May 2010 to November 2013) as General Manager of Farmacias Dermatologicas, S.A. de C.V., Mexico’s leading retailer of dermatology and derma-cosmetic consumer products; and six years with Comercial Mexicana, a large retail chain in Mexico, serving as Chief Operating Officer Bodega Comercial Mexicana (2006 to 2010) and District Manager Comercial Mexicana Bajio (May 2004 to 2006). Mr. Kuthy held previous positions in business development, sales administration, operations and field management with Bachoco, S.A. de C.V. (1997 to 2004), Sabritas, S.A. de C.V. (1997) and Wal-Mart’s Mexican subsidiary (1989 to 1997). Mr. Kuthy received a Bachelor of Arts degree in Economics and an MBA from the Instituto Tecnológico Autónomo de México.
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
Thomas H. Welch, Jr. — Mr. Welch joined EZCORP in April 2009 as Senior Vice President, General Counsel and Secretary, with his title changing to Chief Legal Officer and Secretary in May 2017. He joined Dell Inc.’s legal department in 1995, and served as Vice President, Legal and General Corporate Counsel from April 1999 to April 2008. Mr. Welch was principally responsible for legal support of Dell’s corporate securities, corporate finance, mergers and acquisitions, financial services, executive compensation and benefits, facilities, corporate governance and general corporate matters. From 1992 to 1995, Mr. Welch was Vice President - Corporate Development of Parker & Parsley Petroleum Company (predecessor to Pioneer Natural Resources Company), and previously was a shareholder with the law firm of Johnson & Gibbs, P.C., Dallas, Texas. Mr. Welch received a Bachelor of Science degree in Management from Purdue University and a J.D. degree from the University of Texas at Austin.

Section 16(a) Beneficial Ownership Reporting Compliance
Based on written representations and a review of the relevant Forms 3, 4 and 5, during fiscal 2019, all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act.
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
The Company has relied on the Controlled Company exemptions in the past, but with the reconstitution of the Board of Directors and Board committees in April and May 2019, is not currently relying on such exemptions. The controlling shareholder or the Board may implement changes in the future that would again require the Company to rely on the Controlled Company exemptions under the Nasdaq Listing Rules.
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

•
Nominating Committee — In November 2018, the Board of Directors formed and commissioned the Nominating Committee as a standing committee of the Board. The Nominating Committee assists the Board with respect to the selection and nomination of candidates for election or appointment to the Board, including making recommendations to the Board regarding the size and composition of the Board and its committees; recommending to the Board the qualifications needed or required of Board members; identifying and evaluating qualified individuals to become Board members; making recommendations to the full Board regarding the nomination of appropriate candidates; and assessing and monitoring each continuing and prospective director’s independence and qualification to serve on the Board and its committees. The Nominating Committee is comprised entirely of directors who satisfy the standards of independence described under “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence.”

Each of three standing committees is governed by a written charter, a copy of which can be found in the Investor Relations section of our website at www.ezcorp.com.
Meetings and Attendance — The following table sets forth the number of meetings held during fiscal 2019 by the Board of Directors and each committee thereof, as well as the number of times during the year that action was taken by unanimous written consent. The Company’s Bylaws currently require the unanimous attendance of all directors in order for a quorum to be present at a meeting of the Board of Directors. In addition to the number of official Board meetings noted below, the Board of Directors also held six other meetings that were not considered official meetings due to the absence of a quorum. Those meetings were sometimes followed by a unanimous written consent approving the matters that were the subject of the discussions.
All directors attended at least 75% of the meetings of the Board and of the committees on which they served.

	Fiscal 2019
	Meetings Held	Action by Unanimous Written Consent

Board of Directors	8	8
Audit Committee	8	—
Compensation Committee	10	3
Nominating Committee	2	2

ITEM 11 — EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis describes our compensation practices and the executive compensation policies, decisions and actions of the Compensation Committee of our Board of Directors (the “Committee”). It focuses specifically on compensation earned during fiscal 2019 by the following individuals, referred to as our Named Executive Officers.

Name	Position

Stuart I. Grimshaw	Chief Executive Officer
Daniel M. Chism	Chief Financial Officer
Lachlan P. Given (1)	Chief M&A and Strategic Funding Officer
Joseph L. Rotunda (2)	Chief Operating Officer
Mark DeBenedictus (3)	Chief Customer Experience Officer

(1)	Mr. Given served as Executive Chairman until September 12, 2019 but remains an executive officer in the position indicated.

(2)	Mr. Rotunda served as an executive officer during all of fiscal 2019 but retired effective October 4, 2019.

(3)	Mr. DeBenedictus served as an executive officer during all of fiscal 2019 but left the Company effective December 1, 2019.
Executive Compensation Philosophy and Program Design
Philosophy and Goals — Our executive compensation philosophy is grounded on three clearly articulated fundamental principles:

•
Attract and retain high performers — We want to build and maintain an organization that achieves consistently high results. Therefore, we strive to pay at levels that will attract and retain high quality executives capable of sustaining high levels of performance and willing to be accountable for the achievement of results. In line with our philosophy of paying above market for market leading performance, a majority of executive compensation is in the form of incentives that are at risk, but offer significantly higher rewards for the achievement of outstanding results.

•
Align long-term interests of our shareholders and executives — Executives should be compensated through compensation components (base salaries, short- and long-term incentives) designed to drive sustained business performance, build an internal culture of ownership and create long-term value for our shareholders.

•
Pay for performance — We expect diligent effort, unwavering commitment and hard work from our executives, and our compensation plans should recognize and reward superior results that generate significant shareholder value. Actual realized compensation should reflect Company and individual performance against specific and quantifiable objectives. Executives should be compensated based on achievement of key operational, financial and strategic results. Compensation earned should align with our sustained performance in terms of profitability and shareholder value.

These principles are reflected in the following best-practice features of our executive compensation program:

What We Do		What We Don’t Do

☑	Heavy emphasis on performance-based variable pay	☒	Generally no single trigger change-in-control payments
☑	100% of equity and equity-linked incentive grants are performance-based	☒	No significant perquisites
☑	Stock retention requirements for executives and directors	☒	No hedging or pledging of Company stock
☑	Annual risk assessments
☑	Retain an independent compensation consultant
☑	Incentive clawback policy

To further support our fundamental principles, we have designed our executive compensation programs to accomplish the following primary goals:

Principle & Goal	Aligned Program Features
(1) Attract and Retain High Performers *Pay at levels that will help us attract and retain highly qualified individuals capable of leading us to achieve our business objectives.*	• Total compensation provides base salary and incentives that result in highly competitive pay levels when performance objectives are achieved and above-market opportunities when outstanding results are achieved. • Incentive plans provide clear and measurable objectives for top performers to achieve high-level compensation.
(2) Align Interests of Shareholders and Executives *Reinforce a culture of ownership and long-term commitment to shareholder value creation.*	• The vesting of equity incentive awards is tied directly to continued multi-year service (retention) and the achievement of specific long-term financial results. • Executives are subject to stock ownership requirements that require them to build and maintain a minimum ownership level of Company stock.
(3) Pay for Performance *Provide payouts that are closely aligned with the actual financial results of the Company.*	• The majority of executive compensation opportunities will consist of performance-based incentives tied to achievement of financial or strategic objectives and the growth in stockholder value. • Incentive objectives will generally be specific, quantifiable and measurable, but may also include goals that require an element of subjective evaluation. • Long-term incentives will have both retention and performance requirements.

Compensation Components — “Total direct” compensation is composed of three principal components, each one contributing to the accomplishment of our compensation program goals:

Compensation Component	Description	Attract and Retain	Pay for Performance	Shareholder Alignment	Long-term Commitment

Base Salary	• A market-competitive salary.	✓
Annual Incentives	• Annual cash incentive opportunity that is tied to an assessment of annual corporate and business unit financial performance, as well as individual contribution.	✓	✓	✓
Long-term Incentives	• Equity incentive grants, including performance-vested restricted stock grants tied to achievement of consistent multi-year growth in earnings.	✓	✓	✓	✓
	• Annual Supplemental Executive Retirement Plan contributions that vest over the subsequent three years from the date of contribution.	✓			✓
The Committee reviews the executive pay mix of base salary, cash bonus and long-term incentives annually. The Committee does not target a fixed percentage allocation among the compensation elements, but rather aims to provide the majority of executive officer compensation opportunities in the form of incentive compensation.

Executive Compensation Governance and Process
Composition of the Compensation Committee
Since April 2019, the Compensation Committee has comprised of three members — Mr. Lagos, Ms. Brown and Mr. Webb — each of whom is an independent director. See Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Board of Directors.” Prior to that time, the Company, relying on the Nasdaq Controlled Company exemptions described in Part III, Item 10 — “Directors, Executive Officers and Corporate Governance — Corporate Governance — Controlled Company Exemptions,” included a non-independent director (Mr. Given) on the Compensation Committee, but the Committee maintained a subcommittee of only independent directors to act on and approve any executive compensation matters that required approval of solely “independent,” “non-employee” or “outside” directors.
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
Role of the Independent Compensation Consultant
Pursuant to its charter, the Committee has the sole authority to retain, terminate, obtain advice from, oversee and compensate its outside advisors, including its compensation consultant. The Company has provided appropriate funding to the Committee to do so.
For the past several years, the Committee has retained Pearl Meyer & Partners, LLC (“Pearl Meyer”) as its independent executive compensation consultant. None of our management participated in the Committee's decision to retain Pearl Meyer. Pearl Meyer reports directly to the Committee, and the Committee may replace Pearl Meyer or hire additional consultants at any time. Pearl Meyer communicates with, and attends meetings of, the Committee as requested.
The Committee monitors Pearl Meyer’s independence on a regular basis and believes that Pearl Meyer is independent in providing executive compensation consulting services to the Committee.
During fiscal 2019, Pearl Meyer, among other things, advised the Committee on the principal aspects of our executive compensation program, updated the Committee on evolving best practices, and provided market information and analysis regarding the competitiveness of our program design and award values.
Benchmarking and Peer Group Data
In order to attract and retain the best executives for key management positions, we target our compensation plans to approximate the 75th percentile of the competitive marketplace. The Committee believes that this competitive positioning is appropriate in order for us to attract and retain the caliber of executives required to deliver exceptional operational and financial results over time.
It is important to note, however, that the majority of pay opportunities for our top executives are incentive-based and that actual realizable compensation is heavily dependent upon actual Company results. See “Executive Compensation Philosophy and Program Design” above. Failure to achieve targeted results will result in realized compensation being below the 75th percentile, and perhaps below the market median. Conversely, our incentive compensation programs provide opportunities for compensation to exceed the 75th percentile if specified objectives are achieved at targeted levels or higher. The Committee believes that actual realizable compensation for our top executives is well aligned with our performance.
While the Committee does not set compensation levels for our executive officers based solely on survey or peer group benchmarks, the Committee does regularly refer to external benchmarking data in its deliberations in order to ensure that the pay opportunities offered to our executives are appropriate in light of our performance relative to our peers. The Committee regularly asks Pearl Meyer to conduct a competitive compensation review for our executive officers in order to benchmark compensation. Data in the Pearl Meyer study were collected from several sources, including published compensation surveys and peer company proxy statements.
Pearl Meyer delivered its fiscal 2019 executive compensation report to the Committee in November 2018 in connection with the Committee’s review and evaluation of executive compensation programs and levels for fiscal 2019. For that report, Pearl Meyer collected competitive pay data for a peer group of 12 publicly traded companies. This group was revised from the fiscal 2018 peer group of 17 companies to better reflect the Company’s size and overall business mix.
Only one publicly traded, direct business competitor, FirstCash, Inc., exists in the marketplace. As a result, the Committee uses a set of similarly sized companies from relevant industries that serve similar customer bases, operate in the retail or consumer finance industries and typically have similar operating dynamics as the Company. The Committee believes this approach appropriately reflects the diverse labor market for executive talent that the Company competes in and presents a reasonable reference for evaluating the competitiveness of the Company’s executive compensation levels and practices.
The fiscal 2019 peer group consisted of the following companies:

Peer Company	Stock Symbol	Primary Business

Aaron’s Inc.	AAN	Specialty Retail
Cardtronics Plc	CATM	Consumer Finance — Fintech
Conn’s, Inc.	CONN	Specialty Retail
Enova	ENVA	Consumer Finance
First Cash, Inc.	FCFS	Consumer Finance — Pawn Operator
Francesca’s Holdings Corporation	FRAN	Specialty Retail
goeasy LTD	EHMEF	Consumer Finance
H&R Block, Inc.	HRB	Consumer Services
MoneyGram International, Inc.	MGI	Consumer Finance — Fintech
Regional Management Corp.	RM	Consumer Finance
World Acceptance Corporation	WRLD	Consumer Finance
Zumiez Inc.	ZUMZ	Specialty Retail
When the peer group was approved by the Committee, the Company was within an appropriate range of the peers across the primary scoping metrics used to evaluate the peer group.
To supplement peer group data, Pearl Meyer also provided data from a review of published compensation surveys. Survey data reflected compensation rates across a broad group of general industry companies with revenues of approximately $1 billion. Using a survey sample in combination with peer group data (along with the practice of reviewing market quartiles, as opposed to averages) mitigates the impact of outliers, year-over-year volatility of compensation levels and the risk of selection bias.
Observations from Pearl Meyer’s Fiscal 2019 Benchmarking Report
Pearl Meyer’s fiscal 2019 executive compensation review was substantially consistent with the previous year’s review and generally concluded:

•
The overall total direct compensation at target levels for the Company’s executives falls within range of the market 75th percentile (i.e., +/- 10% of the 75th percentile), with base salaries and total target cash generally above the market 75th percentile and long-term incentive values generally falling between the market median and the 75th percentile.

•	The Company is well-aligned with peers in terms of balancing reward opportunity and relative risk/difficulty of realization.

•
The average mix of pay for the Company’s executives is more heavily weighted toward incentive-based pay than the market average, with CEO pay in particular being more heavily performance-based than peer company CEO.

•
The Company’s target short-term incentive opportunities as a percent of salary are generally above the market median, although the upside leverage in the Company’s short-term incentive programs is below typical market practice, resulting in a maximum total cash opportunity for the Company’s executives that falls just above the market 75th percentile.

•
The Company’s long-term incentive program design is more conservative than market practice due to (a) use of 100% performance-based equity vs. a significant time-vested component at most peer companies and (b) payouts capped at 100% of target vs. typical practice of providing maximum opportunities of 150% to 200% of target. Further, the Company’s equity grants generally cliff-vest at the end of a three-year performance period rather than the more typical pro rata vesting on an annual basis.

•
The mix of total direct compensation for the Company’s CEO is more heavily performance-based than peers and more heavily weighted toward short-term cash compensation, which places a relatively greater emphasis on producing short-term success. Pearl Meyer observed, however, that the CEO’s overall compensation included a significant long-term component providing balance and longer-term retention value.

•
The mix of total direct compensation for the Company’s other executives is similar to the market average in terms of balance between short-term and long-term, but the Company’s programs place more emphasis on performance-based pay (short-term and long-term incentive opportunities) relative to the market average.

Summary of Fiscal 2019 Compensation Actions
Program Design — For fiscal 2019, the Committee approved a limited number of plan design changes for the Company’s executive compensation programs.

Plan	Changed for Fiscal 2019	Rationale

Short-term incentive compensation plan	No changes to plan design	Company EBITDA performance continues to align with objective in our long-term strategic plan and correlates strongly with Total Shareholder Return.
Long-term incentive plan	Performance metrics changed from 100% EBITDA to 50% adjusted net income and 50% adjusted earnings per share	Diversifies the performance metrics between short- and long-term plans and better aligns management’s long-term incentives with shareholder interests.
Routine Compensation Approvals — The Committee also took the following compensation-related actions for fiscal 2019 (all of which are discussed in more detail below):

•	Base salaries — The Committee determined that base salaries for the executive officers would be held flat for fiscal 2019 compared to fiscal 2018.

•
Annual incentive bonuses — At the beginning of the year, the Committee approved a short-term incentive (STI) bonus plan that established challenging business performance goals, including consolidated EBITDA (exclusive of the impact of Cash Converters International) of $109.8 million, a 20% increase over the reported EBITDA for fiscal 2018. The approved plan provided for separate performance calculations and payouts of each different business unit, all subject to a “Company Performance Gate,” which was set at $93.3 million of consolidated EBITDA. Recognizing that discrete non-operational items could negatively impact the Company’s reported financial results, the plan gave the Committee the right to make such discretionary EBITDA adjustments in calculating the STI payouts as it deemed appropriate.

•
At the end of the year, the Committee determined that consolidated EBITDA for fiscal 2019 (taking into account adjustments that it considered appropriate) was $100.6 million. The approved EBITDA adjustments included the impairments and income/loss from operations of Cash Converters International (excluded per plan design); new business development costs; search fees and additional costs for new members of our board of directors; the exclusion of net income from acquisitions not included in the operating plan at the beginning of the year; and other items deemed outside management’s control. Based on the approved adjusted EBITDA, the Committee approved corporate-level STI bonus payout at 70% of target and business unit payouts of 85% for U.S. Pawn, 0% for Empeño Fácil, 58% for GPMX, and 0% for CASHMAX (based on the EBITDA performance of each business unit).

•
Long-term incentives — At the beginning of the year, the Committee approved long-term incentive (LTIP) awards that are 100% subject to performance-based vesting, contingent on the achievement of sustained earnings growth (measured by the annual growth rate in adjusted net income and adjusted diluted earnings per share). Awards vest based on performance measured at the end of a three-year performance period.

At the end of the year, the Committee approved the vesting of LTIP awards that had been granted at the beginning of fiscal 2017 based on the Company’s adjusted EBITDA performance over the three-year performance period (average annual growth in adjusted EBITDA of 10% or greater), which applied to 80% of the awards, and the reduction in long-term debt over the performance period ($100 million or less of Net Long-Term Debt), which applied to the remaining 20% of the awards.
Executive Chairman — The Committee, after consultation with Pearl Meyer, approved the following compensation arrangements for Phillip E. Cohen in connection with his appointment as Executive Chairman in September 2019:

•	Base salary of $1,500,000 per year.

•
Incentive compensation opportunity of $1,500,000 per year, awarded in the form of cash-settled phantom stock units (“Units”) tied to the trading price of the Company’s Class A Non-Voting Common Stock, as follows:

•
Award — At the beginning of a fiscal year (the “Performance Year”), the number of Units awarded will be determined by dividing $1,500,000 by the stock price at the close of the immediately preceding fiscal year.

•
Vesting — The awarded Units will vest at the end of the Performance Year so long as the “Company Performance Gate” under the Company’s STI plan for the Performance Year has been achieved. The Company Performance Gate is the level of performance (generally measured in terms of adjusted EBITDA) needed to achieve any payout under the STI plan. Even if the Company Performance Gate is achieved, the Committee in its discretion may reduce the number of Units that vest based upon the Committee’s evaluation of Mr. Cohen’s performance during the Performance Year against Key Performance Indicators (KPIs).

•
Payout — The vested Units will be paid out in two installments. The first installment will be paid as soon as practicable after the end of the Performance Year and will be an amount of cash equal to 50% of the vested Units multiplied by the stock price at the end of the Performance Year. The second installment will be paid out at the end of the next fiscal year and will be an amount of cash equal to 50% of the vested Units multiplied by the stock price at that time.

In its evaluation of the appropriate compensation arrangement for Mr. Cohen in the position of Executive Chairman, the Committee considered a variety of data, analyses and advice from Pearl Meyer. That data included competitive market data regarding the level and mix of executive chairman pay relative to CEO pay at companies that had both positions. Pearl Meyer collected publicly reported data from similarly-sized financial services companies that reported compensation associated with an executive chairman, as well as survey data for the position of executive chairman from other similarly-sized companies. Based upon its analysis of the market data, Pearl Meyer advised the Committee that total compensation for the Executive Chairman that was at or near 50% of the total compensation for the CEO would yield Executive Chairman total compensation that was below the 75th percentile of the competitive marketplace, which is where the Company generally targets its executive pay.
In addition to the quantum of total compensation for Mr. Cohen in the Executive Chairman role, the Committee also considered the mix of pay (fixed vs. variable, short-term vs. long-term) and the form of payment (cash vs. equity vs. equity-linked). After studying a variety of choices, the Committee concluded that a total compensation package with a higher portion of fixed pay compared to the market data was appropriate given the primarily advisory nature of Mr. Cohen’s expected contributions. The Committee did believe, however, that a significant variable, performance-based component should be an essential element of Mr. Cohen’s compensation package in keeping with our executive program design principles. The Committee ultimately determined that specifically identified, strategic goals are appropriate and structured an incentive opportunity that may pay out at target level (but not in excess of target level) only if the Committee determines at the end of the fiscal year that Mr. Cohen has met or exceeded the performance expectations. The Committee also believed that, generally, Mr. Cohen should not receive an incentive bonus payout if the Company as a whole has not achieved a level of performance that would result in the minimum payout under the management STI bonus plan; however, it reserved the discretion to award long-term incentive in the case of extraordinary accomplishment in furthering achievement of the Company’s strategic plan.
The Committee believed, and Pearl Meyer recommended, that Mr. Cohen’s incentive awards should be tied to stockholder value. Therefore, the Committee structured the incentive opportunity to be awarded in the form of phantom stock units that, if earned, will be paid out in cash over a two-year period, with the amount of each payout being tied to the trading price of the Company’s Class A Non-Voting Common Stock on each payout date.
Mr. Cohen’s base salary for fiscal 2019 was prorated from the date of appointment until September 30, 2019 (approximately $78,000). At the time of appointment, the Committee indicated that it may consider an incentive opportunity of up to $750,000 for fiscal 2019 based on an assessment of Mr. Cohen’s overall contributions (including Company-related activities in which Mr. Cohen has been engaged prior to his appointment as Executive Chairman). Following the end of the year, the Committee reviewed Mr. Cohen’s contributions and approved the payment of a cash bonus of $525,000, or 70% of the incentive opportunity, consistent with the 70% corporate-level performance modifier approved under the STI plan applicable to management.
Chief M&A and Strategic Funding Officer — At the time Mr. Cohen was appointed Executive Chairman, Mr. Given resigned from his position as Executive Chairman and a member of the Board of Directors and assumed the executive officer position of Chief M&A and Strategic Funding Officer. Again with input from Pearl Meyer regarding market compensation for comparable positions, the Committee approved a continuation of Mr. Given’s base salary ($600,000 per year), but approved reductions in Mr. Given’s STI bonus target (from 125% of base salary to 100% of base salary) and LTIP awards (from 150% of base salary to 100% of base salary). The reductions in STI and LTIP target levels reduce Mr. Given’s total target compensation by approximately 20% and place his target levels in-line with the other direct reports to the CEO (prior to the fiscal 2020 reductions noted below).
Components of Compensation
Base Salary
Our primary objective with respect to base salary levels is to provide sufficient fixed cash income to retain and attract experienced leaders in a competitive market for executive talent. The base salaries of our executive officers are reviewed and adjusted (if appropriate) annually to reflect, among other things, individual performance, base salaries for comparable positions from a review of market data discussed previously, experience in role, economic conditions and internal equity.
The following table shows, for each Named Executive Officer, the base salaries that were in effect for fiscal 2019 and 2018:

Named Executive Officer	Fiscal 2019 Base Salary	Fiscal 2018 Base Salary	Increase

Mr. Grimshaw	$1,000,000	$1,000,000	—%
Mr. Chism	450,000	450,000	—%
Mr. Given	600,000	600,000	—%
Mr. Rotunda	675,000	675,000	—%
Mr. DeBenedictus (a)	425,000	425,000	—%

(a)
Mr. DeBenedictus’ annual base salary was increased from $350,000 to $425,000 effective November 1, 2017, and therefore, the amount of base salary paid to Mr. DeBenedictus during fiscal 2018 was $418,750. Like the other Named Executive Officers, he received no base salary increase for fiscal 2019.

In November 2019, the Committee determined that the base salaries for the Named Executive Officers would again be held flat for fiscal 2020. Consequently, the fiscal 2020 base salary for each of the continuing Named Executive Officers will be the same as the base salary for fiscal 2019, as shown in the table above.
Annual Short-Term Incentive
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
For fiscal 2019, the incentive opportunity for each executive officer was a function of a designated target amount (stated as a percentage of base salary) and a business performance modifier ranging from 0% to 150% based on the achievement of specified EBITDA-based performance goals. For participants in a specific business unit, the performance goal was based on that business unit’s achievement of specified levels of EBITDA. For other corporate-level participants, the performance goal was based on the Company’s achievement of specified levels of consolidated EBITDA ranging from $93.3 million to $126.3 million. The overall plan was subject to a “Company Performance Gate,” such that no STI bonuses would be paid to any participant if the Company did not achieve the minimum level of EBITDA required for a corporate-level payout, regardless of the EBITDA achieved by specific business units. This calculation provided the maximum bonus opportunity for each executive, with the final payout amount being subject to an evaluation of the executive’s individual performance. In calculating EBITDA, the Committee is permitted to make adjustments for special or extraordinary events or circumstances if the Committee, in its discretion, considers it appropriate to do so.
The following table sets forth the fiscal 2019 STI bonus target (stated as a percentage of base salary) for each of the Named Executive Officers, all of whom were subject to the corporate-level performance goal based on consolidated EBITDA:

Named Executive Officer	Fiscal 2019 Target Amount (as a % of base salary)

Mr. Grimshaw	250%
Mr. Chism	80%
Mr. Given	125%
Mr. Rotunda	150%
Mr. DeBenedictus	100%
In November 2019, the Committee noted that, based on the Company’s financial results for fiscal 2019, the Company had achieved consolidated EBITDA of $54.5 million. The Committee considered and approved adjustments (both positive and negative) that were designed to exclude the impact of special or extraordinary events that are beyond the control of management. The Committee determined that, with those adjustments, EBITDA for purposes of calculating the fiscal 2019 STI bonus payouts was $100.6 million and, based on that performance, confirmed the consolidated business performance modifier for the fiscal 2019 STI to be 70%. Taking into account the individual performance modifiers, the Committee approved the payouts for the Named Executive Officers as indicated in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table below. Those amounts were calculated as follows:

Named Executive Officer	2019 Salary	Target Amount	Target Opportunity	Business Performance Modifier (a)	Actual Award Earned

Mr. Grimshaw	$1,000,000	250%	$2,500,000	70%	$1,750,000
Mr. Chism	450,000	80%	360,000	70%	126,000
Mr. Given (b)	600,000	125%	750,000	70%	519,534
Mr. Rotunda	675,000	150%	1,012,500	70%	637,875
Mr. DeBenedictus	425,000	100%	425,000	70%	223,125

(a)
For Mr. Grimshaw and Mr. Given, 100% of their Target Opportunity is subject to the Business Performance Modifier. For each of the other Named Executive Officers, 50% of the Target Opportunity is subject to reduction based on the Individual Performance Modifier and then the Business Performance Modifier is applied to the resulting Target Opportunity. The Individual Performance Modifiers for Mr. Chism, Mr. Rotunda and Mr. DeBenedictus were recommended by the Chief Executive Officer and approved by the Compensation Committee. The Chief Executive Officer’s recommendations were based on his subjective evaluation of each executive's performance during the year relative to the Company's performance as a whole, with the expectation that only extraordinary performance would merit a 100% Individual Performance Modifier.

(b)
Mr. Given’s participation during fiscal 2019 is prorated at 100% of his Target Opportunity tied to the Business Performance Modifier from October 1, 2018 through September 12, 2019, when he assumed the position of Chief M&A and Strategic Funding Officer. In his new role, 50% of his Target Opportunity is subject to reduction based on the Individual Performance Modifier and then the Business Performance Modifier is applied to the resulting Target Opportunity.

In November 2019, the Committee approved the STI plan for fiscal 2020. The fiscal 2020 STI plan contains the same design elements as the fiscal 2019 plan. Upon management’s recommendation, however, the Committee approved reductions in the Target Amount percentages for certain executive officers. These reductions are part of management’s overall plan to reduce administrative expenses going forward. For fiscal 2020, the Target Amount percentages for each of the continuing Named Executive Officers will be as follows: Mr. Grimshaw, 225%; Mr. Chism, 60%; and Mr. Given, 75%.
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
All of our executive officers are eligible to receive equity incentive awards. Since fiscal 2016, we have structured our long-term incentive compensation program to place greater emphasis on long-term performance that enhances stockholder value. Unlike many of our peers who have a significant time-vested component to their long-term awards, 100% of our long-term incentive awards are subject to performance-based vesting. In order to further emphasize the long-term nature of these awards, 100% of the LTIP awards vest at the end of a three-year performance period, rather than a prorated vesting each year during the performance period. The Committee believes this structure incentivizes and rewards longer term vision and strategies and provides a balance to the Company’s short-term programs, which tend to be focused on annual performance.
Grant frequency — The Committee considers new LTIP grants for all executives every year, although we do not necessarily grant new equity to all executives every year. The frequency of LTIP grants and the amount of equity awards granted in a given year are based in part upon an assessment of past equity awards still outstanding at the time new grants are to be made.
LTIP awards may be made at any time as determined by the Committee, and the grant price for accounting purposes is generally the closing trading price on the date the award is approved. The annual LTIP awards, however, are intended to incentivize performance over the full designated performance period. Therefore, the Committee considers it appropriate to use the stock price at the beginning of the performance period in determining the number of shares or units to be granted, even though the awards may be approved by the Committee at a later date. In the Committee’s view, this methodology, consistently applied, neutralizes the stock price as a factor impacting the timing of awards.
Fiscal 2019 LTIP awards — In November 2018, the Committee considered and approved significant changes in the LTIP plan design for fiscal 2019 to better align management’s incentives with measures that shareholders consider to be reflective of long-term value creation. Specifically, the Committee replaced the EBITDA-based performance measure used for several years with two equally-weighted performance measures — one based on net income and the other based on diluted earnings per share (EPS), with both measures subject to adjustments designed to eliminate certain non-cash income and expense items, the impact of foreign currency fluctuations and, at the discretion of the Committee, other items or events beyond management’s control. The approved awards consist of restricted stock units that vest at the end of a three-year performance period (September 30, 2021) based on the following performance metrics: the vesting of 50% of the units is subject to achieving specified adjusted net income growth targets, and the vesting of 50% of the units is subject to achieving specified adjusted diluted EPS growth targets. The specified performance metrics provide for vesting of either 0% (Below Threshold), 50% (Threshold) or 100% (Target) of the units, depending on the level of performance on each respective metric; there is no “kicker” for over-performance, and no more than 100% of the units will vest in any event. There is no interpolation for performance between Threshold and Target; thus, performance between Threshold and Target results in 50% vesting for each metric.
The number of units awarded to each recipient was a function of a multiple of the recipient’s base salary divided by $10.70 (the closing trading price of the Class A Common Stock on September 28, 2018, the last trading day of the preceding fiscal year).
The following table shows the approved fiscal 2019 LTIP awards for the Named Executive Officers:

Named Executive Officer	Percent of Base Salary	Number of Units

Mr. Grimshaw	300%	280,373
Mr. Chism	100%	42,056
Mr. Given	150%	84,112
Mr. Rotunda	100%	63,084
Mr. DeBenedictus	100%	39,719
Fiscal 2020 LTIP Awards — In November 2019, the Committee approved the size of fiscal 2020 LTIP awards (expressed as a percent of base salary) for each participant in the fiscal 2020 LTIP program. Upon management’s recommendation, the Committee approved reductions in the percentage of base salary used to compute the number of units awarded to certain executive officers. These reductions are part of management’s overall plan to reduce administrative expenses going forward. For fiscal 2020, the LTIP award for each of the continuing Named Executive Officers will be based on the following percentages of base salaries: Mr. Grimshaw, 200%; Mr. Chism, 80%; and Mr. Given, 80%. The Committee has not yet finalized the overall structure of the fiscal 2020 LTIP awards, including the specific vesting and performance criteria.
Supplemental Executive Retirement Plan
We provide selected executives, including all of the Named Executive Officers, with a non-qualified Supplemental Executive Retirement Plan (“SERP”) in order to offset some of the negative impacts of the highly paid executive contribution limitations applicable to our 401(k) retirement savings plan. For fiscal 2019, the Committee approved contributions to the SERP for each of the executive officers equal to 10% of base salary. This resulted in the following contributions to the SERP for each of the

Named Executive Officers:

Named Executive Officer	Fiscal 2019 SERP Contribution

Mr. Grimshaw	$100,000
Mr. Chism	45,000
Mr. Given	60,000
Mr. Rotunda	67,500
Mr. DeBenedictus	42,500
In November 2019, the Committee approved fiscal 2020 contributions to the SERP equal to 10% of base salary for each of the executive officers, including the continuing Named Executive Officers.
Other Benefits and Perquisites
The executive officers participate in other benefit plans on the same terms as other team members. These plans include medical, dental and life insurance benefits, and our 401(k) retirement savings plan. In addition, we provide supplemental healthcare benefits to our executive officers. The amount of that benefit for the Named Executive Officers is included in the “All Other Compensation” column of the Summary Compensation Table below.
Our executives who come to the U.S. from other countries find it difficult to secure automobile leases because of their visa status. To assist with this difficulty, the Company has either purchased or leased automobiles on behalf of certain of our expatriate executive officers and then leased or released the automobiles to the executives. We do not consider these arrangements to be compensatory, as the leases to the executives are designed to reimburse the Company the full costs associated with these arrangements.
Clawback Policy
The Board of Directors retains the right to seek reimbursement (clawback) of incentive compensation (whether cash or equity) from any executive officer who has, in the Board’s determination, violated Company policies or otherwise engaged in intentional misconduct that, in either case, caused a material restatement of financial results
Anti-Hedging Policy
The Company maintains a policy prohibiting the trading of derivatives or “short-selling” Company stock by members of the Board of Directors, executive officers or any other persons associated or affiliated with the Company (through employment, contractual relationship or otherwise) who are designated from time to time by the Board of Directors. The Board believes that this policy, by preventing the shifting of the risks of ownership of Company stock, helps to align the interests of management with the interests of the other Company stockholders.
Executive Share Retention Policy
The Board of Directors has adopted stock ownership requirements applicable to the members of the Board of Directors and the executive officers. Pursuant to those requirements, each non-executive member of the Board of Directors and each executive officer is required to hold a number of shares of Class A Non-Voting Common Stock having a market value equal to the applicable “Required Multiple” of the annual retainer fee (in the case of the non-executive directors) or base salary (in the case of the executive officers). The Required Multiple is equity to 4X for the non-executive directors and the CEO, 2X for the Executive Chairman and 1X for the other executive officers. Each person subject to the stock ownership requirements is required to hold at least 50% (in the case of the non-executive directors) or 30% (in the case of the executive officers) of each vesting of restricted stock or restricted stock units until the required stock ownership amount is satisfied. Thereafter, such person can sell shares (subject to the Company’s trading window policy) so long as the required stock ownership amount is maintained.
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
Restrictive Covenants — Each of the Company's executive officers (other than Mr. Cohen and Mr. Wedin), along with other key team members, has entered into a Protection of Sensitive Information, Non-competition and Non-solicitation Agreement, under which the executive is subject to confidentiality and non-disclosure obligations with respect to various categories of proprietary, competitively sensitive and confidential information. In addition, each such executive has agreed that, for a period of one year following the termination of employment with the Company, he or she will not compete with the Company (within a defined area) and will not solicit the Company's team members or suppliers.
Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2019.

Pablo Lagos Espinosa (Chair) Shelaghmichael Brown Robert W.K. Webb
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

Compensation Committee Interlocks and Insider Participation
Mr. Given (who served as a member of the Compensation Committee until April 11, 2019) is also an executive officer of the Company. The other persons who served as members of the Compensation Committee during fiscal 2019 (Mr. Appel, Ms. Brown, Mr. Lagos and Mr. Webb) are not and have never been an officer of or employed by the Company and do not have any relationship that requires disclosure under Item 404 of Regulation S-K, the SEC’s rules requiring disclosure of certain relationships and related party transactions.

Summary Compensation Table
The table below summarizes the total compensation for fiscal 2019, 2018 and 2017 for the Named Executive Officers. See “Part III, Item 11 — Executive Compensation — Compensation Discussion and Analysis” for a description of how we determined the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Stock Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total

Stuart I. Grimshaw (5) Chief Executive Officer	2019	$1,000,000	$—	$2,573,824	$1,750,000	$381,200	$5,705,024
	2018	1,000,000	—	3,702,943	2,625,000	175,811	7,503,754
	2017	1,000,000	—	2,603,981	1,925,000	315,929	5,844,910
Daniel M. Chism Chief Financial Officer	2019	450,000	—	386,074	126,000	70,497	1,032,571
	2018	450,000	—	461,838	302,400	80,587	1,294,825
	2017	159,231	—	—	85,447	8,574	253,252
Lachlan P. Given (5)(6) Chief M&A and Strategic Funding Officer	2019	600,000	—	772,148	519,534	81,372	1,973,054
	2018	600,000	—	1,110,886	787,500	153,588	2,651,974
	2017	600,000	—	781,190	577,500	198,213	2,156,903
Joseph L. Rotunda (7) Chief Operating Officer	2019	675,000	—	579,111	637,875	83,808	1,975,794
	2018	675,000	—	864,367	1,063,125	90,399	2,692,891
	2017	668,750	—	585,898	779,625	81,924	2,116,197
Mark DeBenedictus (8) Chief Customer Experience Officer	2019	425,000	—	364,620	223,125	61,529	1,074,274
	2018	418,750	—	359,210	395,605	57,216	1,230,781
	2017	96,923	—	—	138,257	86,092	321,272

(1)
The amounts shown under “Salary” reflect the gross amounts of base salary paid to each of the Named Executive Officers during the fiscal years so noted. The fiscal 2017 amounts for Mr. Chism and Mr. DeBenedictus reflect the number of days during the fiscal year that he was employed by the Company. For Mr. DeBenedictus, the amount shown under All Other Compensation for fiscal 2017 includes the amounts we paid to him as a consultant prior to the start of his employment. See the table under “Other Benefits and Perquisites — All Other Compensation” below.

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

(5)
Mr. Grimshaw and Mr. Given also serve on the board of directors of Cash Converters International Limited, with Mr. Grimshaw serving as non-executive chairman. The director fees paid to them by Cash Converters International Limited for fiscal 2019, fiscal 2018 and fiscal 2017 were as follows: Mr. Grimshaw, $119,678, $129,329 and $129,538, respectively; Mr. Given, $66,879, $72,272 and $81,009, respectively. These amounts are not included in the Summary Compensation Table, as they were paid by Cash Converters International Limited, which is not controlled by EZCORP.

(6)
Mr. Given served as Executive Chairman of the Board until September 12, 2019, when he resigned from the Board of Directors and assumed the executive officer position of Chief M&A and Strategic Funding Officer.

(7)	Mr. Rotunda retired from the Company effective October 4, 2019.

(8)
Mr. DeBenedictus became an executive officer effective May 2017. The 2017 Salary amount includes the salary we paid to Mr. DeBenedictus during fiscal 2017. The amounts shown under All Other Compensation for fiscal 2017 represent the amounts we paid to Transform Technology Services, a business and advisory firm wholly-owned by Mr. DeBenedictus, pursuant to consulting agreements between the Company and such firm. Mr. DeBenedictus left the Company effective December 1, 2019.

CEO Pay Ratio
We are providing the following information about the relationship of the annual total compensation of our team members and the annual total compensation of Mr. Grimshaw, our Chief Executive Officer (“CEO”). We selected September 30, 2019 as our determination date, and as of that date, our consolidated subsidiaries employed approximately 6,800 team members, with approximately 3,700 team members based in the U.S., approximately 3,000 team members based in Latin America and the remainder based in other jurisdictions. We selected gross wages for fiscal 2019 as the most appropriate measure of compensation for identifying our median team member and applied this measure consistently across our team member population. Gross wages generally include salary and wages (regular, hourly and overtime), commissions and bonuses. We annualized the compensation of all permanent full-time and part-time team members who were hired during fiscal 2019. We applied an end-of-period exchange rate as of September 30, 2019 to convert all applicable Latin American and other currencies into U.S. dollars. We have not included any cost of living adjustments.
We calculated the median team member’s annual total compensation in accordance with the rules used to calculate the CEO’s compensation included in the Summary Compensation Table above. Using this methodology, we determined that our median team member was a full-time store manager located in Mexico where team member wages are significantly lower than in the U.S. The identified median team member had annual total compensation of $14,416, comprised of gross annual wages, bonuses, retirement contributions and other.
For fiscal 2019, the annual total compensation of our CEO was $5,705,024, comprised of the various components described in the Summary Compensation Table above. Based on our CEO’s annual total compensation compared to the compensation for the median team member, our estimated CEO pay ratio is 396:1. This ratio is influenced by a number of factors, including the geographic distribution of our team members, the mix of hourly vs. salaried team members and compensation trends. As a result of these and other variables, we do not believe comparisons to the CEO pay ratios of other companies are likely to be meaningful.
Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2019. For information about the plans under which these awards were granted, see “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonus” and “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.
Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Grant Date Fair Value (3)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum

Mr. Grimshaw	11/12/2018	$1,250,000	$2,500,000	$3,750,000
	11/12/2018				140,187	280,373	280,373	$2,573,824
Mr. Chism	11/12/2018	$180,000	$360,000	$540,000
	11/12/2018				21,028	42,056	42,056	$386,074
Mr. Given	11/12/2018	$375,000	$750,000	$1,125,000
	11/12/2018				42,056	84,112	84,112	$772,148
Mr. Rotunda (4)	11/12/2018	$506,250	$1,012,500	$1,518,750
	11/12/2018				31,542	63,084	63,084	$579,111
Mr. DeBenedictus (5)	11/12/2018	$212,500	$425,000	$637,500
	11/12/2018				19,860	39,719	39,719	$364,620

(1)
These amounts represent the potential payouts under the fiscal 2019 Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonuses” above. The “Target” amount is the amount that will be paid if the specified performance goals are achieved at the target level (although the Compensation Committee may reduce any award if it chooses to do so). The “Threshold” amount reflects the amount that would be paid if the minimum performance goals are achieved, while the “Maximum” amount represents the maximum amount that will be paid if the maximum performance goals are achieved or exceeded. See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above for the amount of the actual payout for each of the Named Executive Officers.

(2)
These amounts represent the fiscal 2019 awards under the Long-Term Incentive Plan. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above. The “Target” amount is the number of units that will vest if the specified performance goals are achieved at the target level. The “Threshold” amount reflects the number of units that will vest if the minimum performance goals are achieved for both the net income and EPS growth targets. No more than 100% of the Target number of units will vest; therefore, the “Maximum” amount is the same as the Target amount. Each unit represents the right to receive one share of Class A Common Stock upon vesting.

(3)
Represents the estimated grant date fair value of fiscal 2019 equity awards, assuming payout at “Target” level. This is the estimated amount of aggregate compensation cost we expect to recognize over the performance period, determined as of the grant date. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(4)	Mr. Rotunda retired from the Company effective October 4, 2019. Under the terms of Mr. Rotunda’s LTIP award, Mr. Rotunda will retain these units subject to the applicable vesting provisions.

(5)
Mr. DeBenedictus left the Company effective December 1, 2019. In connection with his termination of employment, the Company agreed that he will retain a pro rata portion (one-third) of his unvested LTIP award subject to the applicable vesting provisions.

The following table sets forth certain information about outstanding stock awards held by the Named Executive Officers as of the end of fiscal 2019. None of the Named Executive Officers holds any stock options.
Outstanding Equity Awards at Fiscal Year-End

		Stock Awards
Name	Award Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)

Mr. Grimshaw	11/12/2018	280,373	(2)	$1,811,210
	11/13/2017	315,789	(3)	$2,039,997
	11/8/2016	271,248	(4)	$1,752,262
	11/3/2014	100,000	(5)	$646,000
Mr. Chism	11/12/2018	42,056	(2)	$271,682
	11/13/2017	47,368	(3)	$305,997
Mr. Given	11/12/2018	84,112	(2)	$543,364
	11/13/2017	94,737	(3)	$612,001
	11/8/2016	81,374	(4)	$525,676
	10/1/2014	75,000	(5)	$484,500
Mr. Rotunda (7)	11/12/2018	63,084	(2)	$407,523
	11/13/2017	71,053	(3)	$459,002
	11/8/2016	61,031	(4)	$394,260
	11/13/2015	9,880	(6)	$63,825
Mr. DeBenedictus (8)	11/12/2018	39,719	(2)	$256,585
	11/13/2017	36,842	(3)	$237,999

(1)	Market value is based on the closing price of our Class A Common Stock on September 30, 2019, the last market trading day of fiscal 2019 ($6.46).

(2)
These awards are scheduled to vest on September 30, 2021 subject to the attainment of specified net income and EPS growth objectives. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(3)
These awards are scheduled to vest on September 30, 2020 subject to the attainment of specified EBITDA growth objectives. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(4)
These awards vested on November 21, 2019 when the Compensation Committee certified that the applicable performance objectives (based on EBITDA growth) had been achieved. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

(5)	Vesting of these awards is subject to the attainment of specified EBITDA growth objectives through September 30, 2020.

(6)	These awards vest through fiscal 2020 in specified amounts if the per-share trading price of our Class A Common Stock achieves specified levels ranging from $15 to $80.

(7)
Mr. Rotunda’s long-term incentive awards contain a special term providing for the continued vesting (rather than forfeiture) of all unvested awards in accordance with their terms (including corporate-level performance criteria) upon voluntarily retirement from his executive position with the Company, which occurred effective October 4, 2019.

(8)
Mr. DeBenedictus left the Company effective December 1, 2019, and in connection with his termination of employment, the Company agreed that he will retain a pro rata portion of his unvested LTIP awards (two-thirds in the case of the fiscal 2018 award and one-third in the case of the fiscal 2019 award) with such retained portions being subject to vesting in accordance with their terms (including corporate-level performance criteria).

Stock Vested
The following table sets forth, with respect to each of the Named Executive Officers, certain information about restricted stock vesting during fiscal 2019:

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting		Value Realized on Vesting (1)

Mr. Grimshaw	423,319	(2)	$3,860,669
Mr. Given	171,996	(2)	1,568,604
Mr. Rotunda	88,913	(2)	810,887

(1)	Computed using the fair market value of the stock on the date of vesting.

(2)	These awards vested on November 13, 2018 (market value, $9.12 per share) and are presented gross, exclusive of net shares withheld to satisfy individual tax withholding obligations.
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
Supplemental Executive Retirement Plan — The Internal Revenue Code limits the amount of pre-tax savings that highly paid executives can contribute to the 401(k) plan. To offset some of the negative impact of these limitations on retirement savings and to encourage retention of key executives, we provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”), with similar investment alternatives as are available under the 401(k) retirement savings plan. Company contributions to the SERP are formula-based, reviewed and recommended by management and approved by the Compensation Committee each year. For fiscal 2019, our annual contributions to the SERP were calculated as a percentage of base salary, with that percentage being 10% for executive officers and 6% for one other employee. For fiscal 2020, the Company contributions to the SERP will continue at the same rates. Under the terms of the SERP, participants are also allowed to voluntarily defer all or a portion of their salary and bonus payments into the SERP. There were ten participants in the SERP during fiscal 2019.
All Company contributed SERP funds have a vesting schedule as an additional retention tool. Generally, the funds vest over three years from the contribution date, with one-third vesting each year. All of a participant’s Company contributed SERP funds vest 100% in the event of the participant’s death or disability or the termination of the plan due to a change in control. In addition, all Company contributed SERP funds are 100% vested when a participant attains normal retirement age (generally 60 years old and five years of active service) while actively employed by us. All Company contributed SERP funds are forfeited, regardless of vesting status, if the participant’s employment is terminated for cause.
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

The following table describes the SERP contributions, earnings and balance at the end of fiscal 2019 for each of the Named Executive Officers:
Nonqualified Deferred Compensation

Named Executive Officer	Company Contributions in Fiscal 2019 (1)	Aggregate Earnings in Fiscal 2019 (2)	Aggregate Withdrawals/Distributions in Fiscal 2019	Aggregate Forfeitures in Fiscal 2019	Aggregate Balance at September 30, 2019 (3)

Mr. Grimshaw	$100,000	$12,955	$—	$—	$610,705
Mr. Chism	45,000	5,180	—	—	97,057
Mr. Given	60,000	9,445	—	—	371,407
Mr. Rotunda	67,500	32,405	—	—	322,923
Mr. DeBenedictus	42,500	5,013	—	—	92,440

(1)	These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”

(2)	These amounts were not included in the Summary Compensation Table as the earnings were not in excess of market rates.

(3)
Of the Aggregate Balance at September 30, 2019, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $400,000 for Mr. Grimshaw, $45,000 for Mr. Chism, $43,750 for Mr. DeBenedictus (reported in fiscal 2019 when Mr. DeBenedictus became a Named Executive Officer for the first time for fiscal 2017 and 2018), $240,000 for Mr. Given and $67,500 for Mr. Rotunda.

All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

Named Executive Officer	Year	Health Care Supplemental Insurance (1)	Value of Supplemental Life Insurance Premiums (2)	Company Contributions to Defined Contribution Plans (3)	Consulting Fees (4)	Housing Allowance	Other Benefits (5)	Total

Mr. Grimshaw	2019	$12,984	$1,920	$104,125	$—	$—	$262,171	$381,200
	2018	20,128	2,088	104,750	—	31,378	17,467	175,811
	2017	12,896	1,300	105,019	—	194,665	2,049	315,929
Mr. Chism	2019	19,452	1,920	49,125	—	—	—	70,497
	2018	29,483	2,088	49,016	—	—	—	80,587
	2017	7,425	500	649	—	—	—	8,574
Mr. Given	2019	19,452	1,920	60,000	—	—	—	81,372
	2018	29,483	2,088	60,000	—	62,017	—	153,588
	2017	19,305	1,300	60,000	—	106,473	11,135	198,213
Mr. Rotunda	2019	12,984	1,920	68,904	—	—	—	83,808
	2018	20,128	2,088	68,183	—	—	—	90,399
	2017	12,896	845	68,183	—	—	—	81,924
Mr. DeBenedictus	2019	12,984	1,920	46,625	—	—	—	61,529
	2018	20,128	2,088	35,000	—	—	—	57,216
	2017	3,968	480	8,952	72,692	—	—	86,092

(1)
We provide a fully insured supplemental executive medical plan to certain executives, including all of the Named Executive Officers, to cover most healthcare costs in excess of amounts covered by our health insurance plans. The amounts shown represent the total premiums paid for the supplemental executive medical plan for each of the Named Executive Officers during each of the years presented. Additionally, in fiscal 2018, from January 1, 2018 through April 30, 2018, the Company carried a fully insured International Medical Plan for certain executives, including all of the Named Executive Officers, and canceled their participation in the group health plan during that time. The amount shown in 2018 includes these additional premiums paid on behalf of the Named Executive Officers.

(2)
Represents group life insurance premiums paid on behalf of the Named Executive Officers. The benefit provides life and accidental death and dismemberment coverage for the Named Executive Officers at three times annual salary up to a maximum of $1 million.

(3)	Includes Company contributions to the 401(k) plan and the Supplemental Executive Retirement Plan.

(4)
During fiscal 2017, we had a consulting agreement with Transform Technology Services, an business and advisory firm entity wholly-owned by Mr. DeBenedictus. The amounts shown represent the amount of consulting fees we paid to such firm pursuant to such consulting agreement prior to Mr. DeBenefictus becoming an executive officer in May 2017.

(5)	The amounts shown as Other Benefits include the following:
Mr. Grimshaw — The amounts shown represent perquisites and other personal benefits, including relocation benefits and reimbursement of U.S. taxes incurred in connection with the sale of his principal residence in Sydney, Australia, spousal travel for business-related meetings and Company-paid subsidy for health club membership.
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

Mr. Rotunda’s long-term incentive awards contain a special term providing for the continued vesting (rather than forfeiture) of all unvested awards in accordance with their terms (including corporate-level performance criteria) upon Mr. Rotunda’s voluntarily retirement from his executive position with the Company, which occurred effective October 4, 2019.

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
The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2019:

	Salary	Incentive Bonus	Healthcare Payments	Accelerated Vesting of Restricted Stock (1)	Accelerated Vesting of SERP Balance	Other

Resignation for Good Reason:
Mr. Grimshaw	$1,000,000	$—	$—	$—	$—	$—
Mr. Chism	450,000	—	—	—	—	—
Mr. Given	600,000	—	—	—	—	—
Mr. Rotunda	675,000	—	—	—	—	—
Mr. DeBenedictus	425,000	—	—	—	—	—
Termination Without Cause:
Mr. Grimshaw	$1,000,000	$—	$—	$—	$—	$—
Mr. Chism	450,000	—	—	—	—	—
Mr. Given	600,000	—	—	—	—	—
Mr. Rotunda	675,000	—	—	—	—	—
Mr. DeBenedictus	425,000	—	—	—	—	—
Death or Disability:
Mr. Grimshaw	$—	$—	$—	$6,249,469	$610,705	$—
Mr. Chism	—	—	—	577,679	97,057	—
Mr. Given	—	—	—	2,165,541	371,407	—
Mr. Rotunda (2)	—	—	—	1,324,610	—	—
Mr. DeBenedictus	—	—	—	494,584	92,440	—

(1)	Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 30, 2019 ($6.46).

(2)	Mr. Rotunda was fully vested in his SERP balance as of September 30, 2019.
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
Director Compensation
Each non-employee director receives a basic annual retainer fee, with the Lead Independent Director, the chair of the Audit Committee and the chair of the Compensation Committee each receiving an additional amount. During fiscal 2019, the basic annual retainer fee was $80,000, and additional amounts paid to the chair of the Audit Committee, the chair of the Compensation Committee and the chair of the Nominating Committee were $27,500, $15,000 and $7,500, respectively. Effective October 1, 2019, an additional annual fee of $40,000 to the Lead Independent Director (who also serves as Chair of the Nominating Committee) replaced the previous supplemental fee to the chair of the Nominating Committee. Annual retainer fees are paid in cash on a quarterly basis.
The non-employee directors are also eligible for stock option and restricted stock awards. The number of options or shares of restricted stock awarded, as well as the other terms and conditions of the awards (such as vesting and exercisability schedules and termination provisions), are determined by the Board of Directors upon the recommendation of the Compensation Committee.
The following table sets forth the compensation paid to our non-employee directors for fiscal 2019. Mr. Cohen, Mr. Grimshaw, Mr. Given and Mr. Rotunda were executive officers of the Company and did not receive any additional compensation for serving on the Board of Directors during fiscal 2019.

Director	Fees Earned or Paid in Cash	Restricted Stock Awards (1)	Total

Matthew W. Appel	$113,125	$137,269	$250,394
Zena Srivatsa Arnold	40,000	77,771	117,771
Shelagmichael Brown	40,000	91,334	131,334
Santiago Creel Miranda (2)	60,000	137,269	197,269
Peter Cumins (2)	60,000	137,269	197,269
Jason A. Kulas	40,000	91,334	131,334
Pablo Lagos Espinosa	95,000	137,269	232,269
Thomas C. Roberts (3)	20,000	—	20,000
Kent V. Stone	40,000	91,334	131,334
Gary L. Tillett	40,000	91,334	131,334
Robert W. K. (Robb) Webb	40,000	91,334	131,334
Rosa Zeegers	40,000	91,334	131,334

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

Mr. Appel, Mr. Creel, Mr. Cumins, Mr. Lagos and Mr. Roberts each received a grant of 14,952 shares of restricted stock in November 2018. That amount was determined by dividing $160,000 (200% times the annual director fee) by $10.70, the trading price of the Class A Common Stock at the beginning of fiscal 2019. Each of the other non-employee directors received a grant of 8,584 shares of restricted stock in April 2019 or, in the case of Ms. Arnold, May 2019. That amount was determined by dividing $80,000 (200% times one-half of the annual director fee) by $9.36, the trading price of the Class A Common Stock at the beginning of the second half of fiscal 2019. All of these shares (unless forfeited as indicated) vested on September 30, 2019. The values shown were computed using the closing price of our Class A Common Stock on the date of grant, which differed from the amount used to determine the number of shares awarded.
As of September 30, 2019, none of the non-employee directors held shares of unvested restricted stock.

(2)	Mr. Creel and Mr. Cumins retired from the Board of Directors effective April 9, 2019, and their restricted stock awards were forfeited on that date.

(3)	Mr. Roberts retired from the Board of Directors effective October 23, 2018, prior to the award of restricted stock for fiscal 2019.
The non-employee director compensation program for fiscal 2020 will be the same as the fiscal 2019 program described above.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
Stockholders have approved the 2010 Long-Term Incentive Plan, which we currently use for stock incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units or performance shares. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plans as of September 30, 2019:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a) (1)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	—	$—	138,814
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	138,814

(1)	Excludes 3,025,154 shares of restricted stock that were outstanding as of September 30, 2019.

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of November 1, 2019 (except as noted below) for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-voting Common Stock				Class B Voting Common Stock
Beneficial Owner	Number		Percent		Number	Percent	Voting Percent

MS Pawn Limited Partnership (a) MS Pawn Corporation Phillip Ean Cohen 2500 Bee Cave Road Bldg One, Suite 200 Rollingwood, Texas 78746	2,974,047	(b)	5.66%	(b)	2,970,171	100%	100%
Blackrock, Inc. 55 East 52nd Street New York, New York 10055	7,889,504	(c)	15.01%		—	—	—
Lafitte Capital Management 707 Brazos Street, Suite 310 Austin, Texas 78701	5,400,000	(c)	10.27%		—	—	—
Dimensional Fund Advisors 6300 Bee Cave Road, Building One Austin, Texas 78746	4,408,602	(c)	8.39%		—	—	—
The Vanguard Group, Inc. 100 Vanguard Blvd. Malvern, Pennsylvania 19355	4,221,194	(c)	8.03%		—	—	—
Matthew W. Appel	86,303		*		—	—	—
Zena Srivatsa Arnold	8,584		*		—	—	—
Shelagmichael Brown	8,584		*		—	—	—
Stuart I. Grimshaw	629,138	(d)	1.20%		—	—	—
Jason A. Kulas	8,584		*		—	—	—
Pablo Lagos Espinosa	116,003		*		—	—	—
Kent V. Stone	8,584		*		—	—	—
Gary L. Tillett	8,584		*		—	—	—
Robert W. K. (Robb) Webb	8,584		*		—	—	—
Rosa Zeegers	8,584		*		—	—	—
Directors and executive officers as a group (19 persons)	5,274,637	(e)	10.03%		2,970,171	100%	100%

(a)
MS Pawn Corporation is the general partner of MS Pawn Limited Partnership and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation.

(b)	The number of shares and percentage reflect Class A Common Stock, inclusive of Class B Common Stock, shares of which are convertible to Class A Common Stock on a one-to-one basis.

(c)	As of September 30, 2019 based on Form 13F.

(d)
Includes 271,248 unvested restricted stock units expected to vest within 60 days, but excludes 100,000 other shares of unvested restricted stock and 596,162 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

(e)
Group includes those persons who were serving as directors and executive officers on October 31, 2019. Number shown includes 2,298 shares held through the Company’s 401(k) retirement savings plan and 550,312 unvested restricted stock units expected to vest within 60 days, but excludes 212,880 shares of unvested restricted stock and 1,417,137 unvested restricted stock units (each of which represents the right to receive one share upon vesting).

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
The Board has evaluated all relationships between each the Company and each of the persons who served as a director during any portion of fiscal 2019 and has made the following determinations with respect to each director’s independence:

Director	Status (a)

Matthew W. Appel	Independent
Zena Srivatsa Arnold	Independent
Shelaghmichael Brown	Independent
Phillip E. Cohen	Not independent (b)
Santiago Creel Miranda (c)	Independent
Peter Cumins (c)	Not independent (d)
Jason A. Kulas	Independent
Pablo Lagos Espinosa	Independent
Lachlan P. Given	Not independent (b)
Stuart I. Grimshaw	Not independent (b)
Thomas C. Roberts (e)	Independent
Kent V. Stone	Independent
Gary L. Tillett	Independent
Robert W. K. (Robb) Webb	Independent
Rosa Zeegers	Independent

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

(b)	Mr. Cohen, Mr. Given and Mr. Grimshaw are executive officers of the Company and, therefore, are not independent in accordance with the standards set forth in the Nasdaq Listing Rules.

(c)	Mr. Creel and Mr. Cumins retired from the Board of Directors effective April 9, 2019.

(d)
Mr. Cumins is the Executive Vice Chairman and a member of the board of directors of Cash Converters International Limited. Mr. Grimshaw serves as the non-executive chairman of the board of directors of Cash Converters International, and Mr. Given also serves on that board of directors. Because of this relationship, the Board did not treat Mr. Cumins as an independent director, even though he might qualify as such under the Nasdaq Listing Rules.

(e)	Mr. Roberts retired from the Board of Directors effective October 23, 2018.
Prior to April 9, 2019, the Company relied on the “Controlled Company” exemption to the Nasdaq requirement that a majority of the directors be considered independent under the standards set forth in the Nasdaq Listing Rules. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Controlled Company Exemptions.”

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents all fees we incurred in connection with professional services provided by BDO USA, LLP for fiscal 2019 and 2018:

	Year Ended September 30,
	2019	2018

Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act and quarterly reviews	$1,784,055	$1,492,623
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$1,784,055	$1,492,623
The amounts shown for fiscal 2019 include our current estimated costs for the fiscal 2019 integrated audit, for which we have not yet received final billings. The amounts shown for fiscal 2018 include an increase of $51,177 in fees that were billed above our initial estimates for fiscal 2018 after we filed our Annual Report on Form 10-K for the year ended September 30, 2018.
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

PART IV
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this 10-K:
(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II — Item 8 — Financial Statements and Supplementary Data”:

•	Report of Independent Registered Public Accounting Firm (2019 and 2018) — BDO USA, LLP

•	Consolidated Balance Sheets as of September 30, 2019 and 2018

•	Consolidated Statements of Operations for each of the three years in the period ended September 30, 2019

•	Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended September 30, 2019

•	Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2019

•	Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2019

•	Notes to Consolidated Financial Statements.
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
4.3
Indenture, dated July 5, 2017, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 6, 2017, Commission File No. 0-19424)

4.4
Indenture, dated May 14, 2018, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 15, 2018, Commission File No. 0-19424)

4.5
Successor Trustee Agreement, dated September 12, 2019, Between EZCORP, Inc., and Wells Fargo Bank, National Association, as prior trustee, and Branch Banking and Trust Company, as successor trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 7, 2019, Commission File No. 0-19424)

10.1*
EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005 (incorporated by reference to Exhibit 10.94 to the Company’s Current Report on Form 8-K dated November 28, 2005 and filed December 1, 2005, Commission File No. 0-19424)

10.2*
Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 29, 2018, Commission File No. 0-19424)

10.3*
Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.4*
Form of Restricted Stock Award for non-employee directors (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended September 30, 2010, Commission File No. 0-19424)

10.5
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.6
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.7
Call Option Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.8
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.9
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.10
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and Morgan and Stanley & Co. International plc (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.11
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.12
Warrant Confirmation, dated June 17, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.13
Amendment Agreement (Warrant Confirmation), dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.14
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.15
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.16
Additional Call Option Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.17
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Jefferies International Limited (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.18
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and Morgan Stanley & Co. International plc (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.19
Additional Warrant Confirmation, dated June 27, 2014, between EZCORP, Inc. and UBS AG, London Branch (incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, Commission File No. 0-19424)

10.22
Call Option Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and UBS AG, London Branch (incorporated by reference to exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.23
Warrant Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and UBS AG, London Branch (incorporated by reference to exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.24
Call Option Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Jefferies International Limited (incorporated by reference to exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.25
Warrant Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Jefferies International Limited (incorporated by reference to exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.26
Call Option Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Morgan Stanley & Co. International plc (incorporated by reference to exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

10.27
Warrant Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Morgan Stanley & Co. International plc (incorporated by reference to exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, Commission File No. 0-19424)

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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Balance Sheets at September 30, 2019, and September 30, 2018; (ii) Consolidated Statements of Operations for the years ended September 30, 2019, September 30, 2018 and September 30, 2017; (iii) Consolidated Statements of Comprehensive (Loss) Income for the years ended September 30, 2019, September 30, 2018 and September 30, 2017; Consolidated Statements of Cash Flows for the for the years ended September 30, 2019, September 30, 2018 and September 30, 2017; Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2019, September 30, 2018 and September 30, 2017; and (iv) Notes to Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

EZCORP, Inc.
Date: December 5, 2019	By:	/s/ Daniel M. Chism
Daniel M. Chism, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Stuart I. Grimshaw	Chief Executive Officer and Director (principal executive officer)	December 5, 2019
Stuart I. Grimshaw

/s/ Daniel M. Chism	Chief Financial Officer (principal financial officer)	December 5, 2019
Daniel M. Chism

/s/ Phillip E. Cohen	Executive Chairman of the Board	December 5, 2019
Phillip E. Cohen

/s/ Matthew W. Appel	Director	December 5, 2019
Matthew W. Appel

/s/ Zena Srivatsa Arnold	Director	December 5, 2019
Zena Srivatsa Arnold

/s/ Shelaghmichael Brown	Director	December 5, 2019
Shelaghmichael Brown

/s/ Jason A. Kulas	Director	December 5, 2019
Jason A. Kulas

/s/ Pablo Lagos Espinosa	Director	December 5, 2019
Pablo Lagos Espinosa

/s/ Kent V. Stone	Director	December 5, 2019
Kent V. Stone

/s/ Gary L. Tillett	Director	December 5, 2019
Gary L. Tillett

/s/ Robert W. K. Webb	Director	December 5, 2019
Robert W. K. Webb

/s/ Rosa Zeegers	Director	December 5, 2019
Rosa Zeegers

/s/ David McGuire	Deputy Chief Financial Officer and Chief Accounting Officer (principal accounting officer)	December 5, 2019
David McGuire