Form 10-Q
period 2019-12-31
EZCORP INC
filed 2020-02-03
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019 or

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
As of January 29, 2020, 52,651,188 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	December 31, 2019	December 31, 2018	September 30, 2019

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$143,141	$297,031	$157,567
Pawn loans	195,586	193,984	199,058
Pawn service charges receivable, net	32,250	31,558	31,802
Inventory, net	187,369	175,422	179,355
Notes receivable, net	7,450	26,711	7,182
Prepaid expenses and other current assets	36,142	31,483	30,796
Total current assets	601,938	756,189	605,760
Investments in unconsolidated affiliates	29,272	35,511	34,516
Property and equipment, net	65,246	69,770	67,357
Lease right-of-use asset	225,950	—	—
Goodwill	301,282	296,638	300,527
Intangible assets, net	68,995	55,956	68,044
Notes receivable, net	1,124	4,599	1,117
Deferred tax asset, net	2,123	10,104	1,998
Other assets	5,012	4,442	4,383
Total assets	$1,300,942	$1,233,209	$1,083,702

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$215	$190,238	$214
Accounts payable, accrued expenses and other current liabilities	51,621	57,380	77,957
Customer layaway deposits	12,548	11,747	12,915
Lease liability	48,052	—	—
Total current liabilities	112,436	259,365	91,086
Long-term debt, net	241,209	229,928	238,380
Deferred tax liability, net	2,119	9,617	1,985
Lease liability	186,352	—	—
Other long-term liabilities	7,226	6,150	7,302
Total liabilities	549,342	505,060	338,753
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million; issued and outstanding: 52,886,122 as of December 31, 2019; 52,475,070 as of December 31, 2018; and 52,565,064 as of September 30, 2019	529	524	526
Class B Voting Common Stock, convertible, par value $.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	407,440	400,081	407,628
Retained earnings	389,928	383,256	389,163
Accumulated other comprehensive loss	(46,327)	(48,739)	(52,398)
EZCORP, Inc. stockholders’ equity	751,600	735,152	744,949
Noncontrolling interest	—	(7,003)	—
Total equity	751,600	728,149	744,949
Total liabilities and equity	$1,300,942	$1,233,209	$1,083,702
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,
	2019	2018

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$126,728	$121,024
Jewelry scrapping sales	9,528	9,281
Pawn service charges	84,725	83,519
Other revenues	1,454	1,871
Total revenues	222,435	215,695
Merchandise cost of goods sold	84,076	77,112
Jewelry scrapping cost of goods sold	7,754	8,050
Other cost of revenues	536	484
Net revenues	130,069	130,049
Operating expenses:
Operations	90,625	90,853
Administrative	17,489	13,165
Depreciation and amortization	7,733	6,848
Loss on sale or disposal of assets and other	744	4,442
Total operating expenses	116,591	115,308
Operating income	13,478	14,741
Interest expense	5,329	8,791
Interest income	(843)	(3,339)
Equity in net loss of unconsolidated affiliates	5,897	1,119
Impairment of investment in unconsolidated affiliates	—	13,274
Other expense (income)	71	(386)
Income (loss) from continuing operations before income taxes	3,024	(4,718)
Income tax expense (benefit)	1,759	(1,058)
Income (loss) from continuing operations, net of tax	1,265	(3,660)
Loss from discontinued operations, net of tax	(27)	(183)
Net income (loss)	1,238	(3,843)
Net loss attributable to noncontrolling interest	—	(477)
Net income (loss) attributable to EZCORP, Inc.	$1,238	$(3,366)

Basic earnings (loss) per share attributable to EZCORP, Inc. — continuing operations	$0.02	$(0.06)
Diluted earnings (loss) per share attributable to EZCORP, Inc. — continuing operations	$0.02	$(0.06)

Weighted-average basic shares outstanding	55,666	55,032
Weighted-average diluted shares outstanding	55,687	55,032
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended December 31,
	2019	2018

	(Unaudited)
	(in thousands)
Net income (loss)	$1,238	$(3,843)
Other comprehensive gain (loss):
Foreign currency translation gain (loss), net of income tax expense for our investment in unconsolidated affiliate of $122 and $87 for the three months ended December 31, 2019 and 2018.	6,071	(6,383)
Comprehensive income (loss)	7,309	(10,226)
Comprehensive loss attributable to noncontrolling interest	—	(477)
Comprehensive income (loss) attributable to EZCORP, Inc.	$7,309	$(9,749)
See accompanying notes to unaudited interim condensed consolidated financial statements.
EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2018)
	(in thousands)
Balances as of September 30, 2018	54,585	$546	$397,927	$386,622	$(42,356)	$(3,331)	$739,408
Stock compensation	—	—	2,247	—	—	—	2,247
Release of restricted stock	860	8	—	—	—	—	8
Taxes paid related to net share settlement of equity awards	—	—	(3,288)	—	—	—	(3,288)
Transfer of subsidiary shares to noncontrolling interest	—	—	3,195	—	—	(3,195)	—
Foreign currency translation loss	—	—	—	—	(6,383)	—	(6,383)
Net loss	—	—	—	(3,366)	—	(477)	(3,843)
Balances as of December 31, 2018	55,445	$554	$400,081	$383,256	$(48,739)	$(7,003)	$728,149

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2019)
	(in thousands)
Balances as of September 30, 2019	55,535	$556	$407,628	$389,163	$(52,398)	$744,949
Stock compensation	—	—	1,695	—	—	1,695
Release of restricted stock	463	5	—	—	—	5
Taxes paid related to net share settlement of equity awards	—	—	(1,395)	—	—	(1,395)
Foreign currency translation gain	—	—	—	—	6,071	6,071
Purchase and retirement of treasury stock	(142)	(2)	(488)	(473)	—	(963)
Net income	—	—	—	1,238	—	1,238
Balances as of December 31, 2019	55,856	$559	$407,440	$389,928	$(46,327)	$751,600
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31,
	2019	2018

	(Unaudited)
	(in thousands)
Operating activities:
Net income (loss)	$1,238	$(3,843)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	7,733	6,848
Amortization of debt discount and deferred financing costs	3,229	5,585
Amortization of lease right-of-use asset	11,474	—
Accretion of notes receivable discount and deferred compensation fee	(275)	(1,376)
Deferred income taxes	10	352
Impairment of investment in unconsolidated affiliate	—	13,274
Other adjustments	1,298	5,052
Stock compensation expense	1,695	2,238
Loss from investments in unconsolidated affiliates	5,897	1,119
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	(355)	(726)
Inventory	(1,592)	685
Prepaid expenses, other current assets and other assets	(9,649)	(1,564)
Accounts payable, accrued expenses and other liabilities	(29,966)	(836)
Customer layaway deposits	(467)	18
Income taxes	(1,188)	(3,445)
Net cash (used in) provided by operating activities	(10,918)	23,381
Investing activities:
Loans made	(187,362)	(186,588)
Loans repaid	109,623	106,643
Recovery of pawn loan principal through sale of forfeited collateral	76,515	70,594
Additions to property and equipment, net	(5,574)	(5,880)
Acquisitions, net of cash acquired	—	(332)
Principal collections on notes receivable	—	7,284
Net cash used in investing activities	(6,798)	(8,279)
Financing activities:
Taxes paid related to net share settlement of equity awards	(1,395)	(3,288)
Payout of deferred consideration	(175)	—
Proceeds from borrowings, net of issuance costs	(109)	743
Payments on borrowings	(292)	(67)
Repurchase of common stock	(963)	—
Net cash used in financing activities	(2,934)	(2,612)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,349	(782)
Net (decrease) increase in cash, cash equivalents and restricted cash	(19,301)	11,708
Cash, cash equivalents and restricted cash at beginning of period	162,442	285,578
Cash, cash equivalents and restricted cash at end of period	$143,141	$297,286

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$82,878	$80,301

See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
December 31, 2019
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
The accompanying financial statements should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended September 30, 2019. The balance sheet as of September 30, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.
Our business is subject to seasonal variations, and operating results for the three months ended December 31, 2019 and 2018 (the "current quarter" and "prior-year quarter," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2019, other than those described below and in Note 10.
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
Recently Adopted Accounting Policies
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This Accounting Standards Update ("ASU") requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. The provisions of this ASU are effective as of the beginning of our fiscal 2020 on October 1, 2019. We adopted this ASU using the optional prospective transition method provided under ASU 2018-11, Leases, (Topic 842): Targeted Improvement as of October 1, 2019. We additionally elected the package of practical expedients under Accounting Standards Codification (“ASC”) 842-10-65-1(f) as well as the practical expedient not to separate lease and non-lease components for all real estate leases under ASC 842-10-15-37. Further, we have elected an accounting policy not to record right-of-use assets and lease liabilities for all leases which have a duration of less than 12-months. See Note 4 for additional discussion.
Recently Issued Accounting Pronouncements

•
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU, along with subsequently issued related ASUs, requires financial assets (or groups of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, among other provisions. Early adoption is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A reporting entity should generally apply the amendment on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendment is effective. We have not identified any impacts to our financial statements that we believe will be material as a result of the adoption of the ASU, although we continue to evaluate the impact of adoption. We believe we are following an appropriate timeline to allow for proper recognition, presentation and disclosure upon adoption of this ASU which is effective for the first quarter of our fiscal 2021.
Please refer to Note 1 of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended September 30, 2019 for discussion of our significant accounting policies and other accounting pronouncements issued but not yet adopted.
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
NOTE 3: EARNINGS PER SHARE
Components of basic and diluted earnings per share and excluded antidilutive potential common shares are as follows:

	Three Months Ended December 31,
	2019	2018

	(in thousands, except per share amounts)
Net income (loss) from continuing operations attributable to EZCORP (A)	$1,265	$(3,183)
Loss from discontinued operations, net of tax (B)	(27)	(183)
Net income (loss) attributable to EZCORP (C)	$1,238	$(3,366)

Weighted-average outstanding shares of common stock (D)	55,666	55,032
Dilutive effect of restricted stock*	21	—
Weighted-average common stock and common stock equivalents (E)	55,687	55,032

Basic earnings (loss) per share attributable to EZCORP:
Continuing operations (A / D)	$0.02	$(0.06)
Discontinued operations (B / D)	—	—
Basic earnings (loss) per share (C / D)	$0.02	$(0.06)

Diluted earnings (loss) per share attributable to EZCORP:
Continuing operations (A / E)	$0.02	$(0.06)
Discontinued operations (B / E)	—	—
Diluted earnings (loss) per share (C / E)	$0.02	$(0.06)

Potential common shares excluded from the calculation of diluted earnings per share above*:
Restricted stock**	2,216	2,626

*
See Note 7 for discussion of the terms and conditions of the potential impact of the 2019 Convertible Notes Warrants, 2024 Convertible Notes and 2025 Convertible Notes. As required by ASC 260-10-45-19, amount excludes all potential common shares for periods when there is a loss from continuing operations.

**
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

NOTE 4: LEASES
As described in Note 1, we adopted ASU 2016-02, Leases (Topic 842) as of October 1, 2019. We lease our pawn locations and corporate offices under operating leases and determine if an arrangement is or contains a lease at inception. After an initial lease term of generally three to ten years, our real property lease agreements typically allow renewals in three to five-year increments. We generally account for the initial lease term of our pawn locations as up to ten years, including renewal options. Our corporate office is leased through March 2029 with annually escalating rent and includes two five-year extension options at the end of the initial lease term. Our pawn location lease agreements generally include rent escalations throughout the initial lease term, with certain future rental payments contingent on increases in a consumer price index, included in variable lease expense. Many leases include both lease and non-lease components, which we have elected not to account for separately. Lease components generally include rent, taxes and insurance, while non-lease components generally include common area or other maintenance.
The weighted-average remaining lease term for operating leases as of December 31, 2019 was 6.02 years. As our leases generally do not include an implicit rate, we compute our incremental borrowing rate based on information available at the lease commencement date applying the portfolio approach to groups of leases with similar characteristics. We used incremental borrowing rates that match the duration of the remaining lease terms of our operating leases on a fully collateralized basis upon adoption as of October 1, 2019 to initially measure our lease liability. The weighted average incremental borrowing rate used to measure our lease liability as of December 31, 2019 was 8.44%.
The details of our right-of-use asset and lease liability recognized upon adoption of ASC 842 computed based on the consumer price index and foreign currency exchange rate as applicable then in effect and excluding executory costs on October 1, 2019 are as follows (in thousands):

Right-of-use asset	$246,028
Straight-line rent accrual	(8,479)
$237,549

Lease liability, current	$45,272
Lease liability, non-current	200,756
$246,028

Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense included in "Operations" and "Administrative" expense, based on the underlying lease use, in our condensed consolidated statements of operations for the three months ended December 31, 2019 are as follows (in thousands):

Operating lease expense	$16,526
Variable lease expense	2,807
$19,333

Maturity of our lease liabilities as of December 31, 2019 is as follows (in thousands):

Nine months ending September 30, 2020	$47,822
Fiscal 2021	58,922
Fiscal 2022	49,943
Fiscal 2023	40,548
Fiscal 2024	31,309
Thereafter	73,695
$302,239
Less: Portion representing interest	(67,835)
$234,404

Prior to our adoption of ASC 842, future minimum undiscounted rentals due under non-cancelable leases as of September 30, 2019 for each subsequent fiscal year were as follows (in thousands):

2020	$69,291
2021	60,588
2022	46,720
2023	32,062
2024	19,969
Thereafter	39,256
$267,886

We present the changes in our lease right-of-use asset and lease liabilities gross in our condensed consolidated statements of cash flows. The supplemental cash flow information relating to our operating leases for the three months ended December 31, 2019 is as follows (in thousands):

Lease right-of-use assets obtained in exchange for operating lease liabilities subsequent to adoption of ASC 842	$748

NOTE 5: STRATEGIC INVESTMENTS
As of December 31, 2019, we owned 214,183,714 shares, or approximately 34.75%, of Cash Converters International Limited ("Cash Converters International"). The following tables present summary financial information for Cash Converters International’s most recently reported results after translation to U.S. dollars:

	June 30,
	2019	2018

	(in thousands)
Current assets	$173,826	$229,105
Non-current assets	152,483	148,195
Total assets	$326,309	$377,300

Current liabilities	$77,434	$122,924
Non-current liabilities	26,163	15,449
Shareholders’ equity	222,712	238,927
Total liabilities and shareholders’ equity	$326,309	$377,300

	Fiscal Year Ended June 30,
	2019	2018

	(in thousands)
Gross revenues	$201,365	$201,800
Gross profit	111,932	128,366
Net (loss) profit	(1,210)	17,443

On October 21, 2019, Cash Converters International agreed to settle a class action lawsuit previously filed on behalf of borrowers residing in Queensland, Australia who took out personal loans from Cash Converters International between July 30, 2009 and June 30, 2013. Cash Converters International agreed to pay AUD $42.5 million, subject to court approval. We recorded a charge, net of tax, of $7.1 million for our proportionate share of the settlement in the current quarter related to this event, in addition to our regularly included share of earnings from Cash Converters International. Cash Converters International has indicated that it expects to pay the settlement amount with cash on hand and cash flow from operations.
NOTE 6: FAIR VALUE MEASUREMENTS
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
The tables below present our financial assets and liabilities that were not measured at fair value on a recurring basis:

	Carrying Value	Estimated Fair Value
	December 31, 2019	December 31, 2019	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$7,450	$7,729	$—	$—	$7,729
2.89% promissory note receivable due April 2024	1,124	1,124	—	—	1,124
Investments in unconsolidated affiliates	29,272	42,460	34,555	—	7,905

Financial liabilities:
2024 Convertible Notes	$112,740	$136,634	$—	$136,634	$—
2025 Convertible Notes	127,902	136,965	—	136,965	—
8.5% unsecured debt due 2024	1,042	1,042	—	—	1,042
CASHMAX secured borrowing facility	(260)	404	—	—	404

	Carrying Value	Estimated Fair Value
	December 31, 2018	December 31, 2018	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$31,310	$33,710	$—	$—	$33,710
Investments in unconsolidated affiliates	35,511	35,511	35,511	—	—

Financial liabilities:
2019 Convertible Notes	$190,076	$190,613	$—	$190,613	$—
2024 Convertible Notes	107,182	145,202	—	145,202	—
2025 Convertible Notes	121,316	134,447	—	134,447	—
8.5% unsecured debt due 2024	1,237	1,237	—	—	1,237
CASHMAX secured borrowing facility	334	1,160	—	—	1,160

	Carrying Value	Estimated Fair Value
	September 30, 2019	September 30, 2019	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$7,182	$7,582	$—	$—	$7,582
2.89% promissory note receivable due April 2024	1,117	1,117	—	—	1,117
Investments in unconsolidated affiliates	34,516	28,308	20,252	—	8,056

Financial liabilities:
2024 Convertible Notes	$111,311	$139,969	$—	$139,969	$—
2025 Convertible Notes	126,210	138,345	—	138,345	—
8.5% unsecured debt due 2024	1,092	1,092	—	—	1,092
CASHMAX secured borrowing facility	(19)	634	—	—	634

We estimate that the carrying value of our cash and cash equivalents, pawn loans, pawn service charges receivable, current consumer loans, fees and interest receivable and other debt approximate fair value. We consider our cash and cash equivalents to be measured using Level 1 inputs and our pawn loans, pawn service charges receivable, consumer loans, fees and interest receivable and other debt to be measured using Level 3 inputs. Significant increases or decreases in the underlying assumptions used to value pawn loans, pawn service charges receivable, consumer loans, fees and interest receivable and other debt could significantly increase or decrease these fair value estimates.
We measured the fair value of the remaining deferred compensation fee due in fiscal 2020 from the sale of Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") to Alpha Holding, S.A. de C.V. (“AlphaCredit”) in September 2016 as of December 31, 2019 under a discounted cash flow approach considering the estimated credit ratings for Grupo Finmart and AlphaCredit, with discount rates of primarily 7%. Certain of the significant inputs used for the valuation were not observable in the market. Significant increases or decreases in the underlying assumptions used to value the notes receivable could significantly increase or decrease these fair value estimates. We remain obligated to indemnify AlphaCredit for any tax obligations arising from the Grupo Finmart business that are attributable to periods prior to the completion of the sale in September 2016, referred to as “pre-closing taxes.” Those obligations continue until the expiration of the statute of limitations applicable to the pre-closing periods. In August 2019, AlphaCredit notified us of a potential indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined. We review the financial statements of Grupo Finmart and AlphaCredit including the calculation of synthetic credit spreads as described above in making our determination that the Parent Loan Notes are collectible on an ongoing basis.
The equity method of accounting is followed for our 13% ownership in a previously consolidated variable interest entity ("RDC") over which we no longer have the power to direct the activities that most significantly affect its economic performance. We believe that its fair value approximates carrying value although such fair value is highly variable and includes significant unobservable inputs.
We measured the fair value of the 2024 and 2025 Convertible Notes using quoted price inputs. The notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.
NOTE 7: DEBT
The following tables present our debt instruments outstanding, contractual maturities and interest expense:

	December 31, 2019			December 31, 2018			September 30, 2019
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
2019 Convertible Notes	$—	$—	$—	$195,000	$(4,924)	$190,076	$—	$—	$—
2019 Convertible Notes Embedded Derivative	—	—	—	21	—	21	—	—	—
2024 Convertible Notes	143,750	(31,010)	112,740	143,750	(36,568)	107,182	143,750	(32,439)	111,311
2025 Convertible Notes	172,500	(44,598)	127,902	172,500	(51,184)	121,316	172,500	(46,290)	126,210
8.5% unsecured debt due 2024*	1,042	—	1,042	1,237	—	1,237	1,092	—	1,092
CASHMAX secured borrowing facility*	404	(664)	(260)	1,160	(826)	334	634	(653)	(19)
Total	$317,696	$(76,272)	$241,424	$513,668	$(93,502)	$420,166	$317,976	$(79,382)	$238,594
Less current portion	215	—	215	195,162	(4,924)	190,238	214	—	214
Total long-term debt	$317,481	$(76,272)	$241,209	$318,506	$(88,578)	$229,928	$317,762	$(79,382)	$238,380

*	Amount translated from Guatemalan quetzals and Canadian dollars as of applicable period end. Certain disclosures omitted due to materiality considerations.

	Schedule of Contractual Maturities
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
2024 Convertible Notes*	143,750	—	—	143,750	—
2025 Convertible Notes*	172,500	—	—	172,500	—
8.5% unsecured debt due 2024	1,042	215	431	396	—
CASHMAX secured borrowing facility	404	—	404	—	—
	$317,696	$215	$835	$316,646	$—

*	Excludes the potential impact of embedded derivatives.

	Three Months Ended December 31,
	2019	2018

	(in thousands)
2019 Convertible Notes:
Contractual interest expense	$—	$1,076
Amortization of debt discount and deferred financing costs	—	2,643
Total interest expense	$—	$3,719

2024 Convertible Notes:
Contractual interest expense	$1,033	$1,033
Amortization of debt discount and deferred financing costs	1,429	1,325
Total interest expense	$2,462	$2,358

2025 Convertible Notes:
Contractual interest expense	$1,024	$1,024
Amortization of debt discount and deferred financing costs	1,691	1,573
Total interest expense	$2,715	$2,597

2.375% Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”). The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the "2018 Indenture") by and between us and Wells Fargo Bank, National Association, as the original trustee. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the "2025 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. The carrying amount of the 2025 Convertible Notes as a separate equity-classified instrument (the “2025 Convertible Notes Embedded Derivative”) included in “Additional paid-in capital” in our condensed consolidated balance sheets of December 31, 2019 was $39.0 million. The effective interest rate for the three months ended December 31, 2019 was approximately 9%. As of December 31, 2019, the remaining unamortized debt discount and issuance costs will be amortized through the 2025 Maturity Date assuming no early conversion.
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
If, among other triggers described in the 2018 Indenture, the market price of our Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2025 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2025 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of December 31, 2019. As of December 31, 2019, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the "2017 Indenture") by and between us and Wells Fargo Bank, National Association, as the original trustee. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the "2024 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. The carrying amount of the 2024 Convertible Notes as a separate equity-classified instrument (the “2024 Convertible Notes Embedded Derivative”) included in “Additional paid-in capital” in our condensed consolidated balance sheets of December 31, 2019 was $25.3 million. The effective interest rate for the three months ended December 31, 2019 was approximately 9%. As of December 31, 2019, the remaining unamortized debt discount and issuance costs will be amortized through the 2024 Maturity Date assuming no early conversion.
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
If, among other triggers described in the 2017 Indenture, the market price of our Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2024 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2024 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of December 31, 2019. As of December 31, 2019, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
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
2019 Convertible Notes Warrants
In connection with the issuance of the 2019 Convertible Notes, we also sold net-share-settled warrants (the “2019 Convertible Notes Warrants”). The 2019 Convertible Notes Warrants allow for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share. We account for the Class A Common Stock issuable upon exercise under the treasury stock method. As a result of the 2019 Convertible Notes Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter before expiration of the warrants. The unexpired 2019 Convertible Notes Warrants expire on various dates from January 2020 through April 2020 and, if exercised, must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the 2019 Convertible Notes Warrants, we would issue shares of Class A Common Stock to the purchasers of the 2019 Convertible Notes Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement, if any. As of December 31, 2019, there were a maximum of 5.0 million shares of Class A Common Stock issuable under the 2019 Convertible Notes Warrants outstanding.

CASHMAX Secured Borrowing Facility
In November 2018, we entered into a receivables securitization facility with a third-party lender (the "lender") to provide funding for installment loan originations in our Canadian CASHMAX business. Under the facility, a variable interest entity (the "trust") has the right, subject to various conditions, to borrow up to CAD $25 million from the lender (the "third-party loan") and use the proceeds to purchase interests in installment loan receivables generated by CASHMAX. The trust uses collections on the transferred receivables to pay various amounts in accordance with an agreed priority arrangement, including expenses, its obligations under the third-party loan and, to the extent available, amounts owned to CASHMAX with respect to the purchase price of the transferred receivables and CASHMAX's retained interest in the receivables. CASHMAX has no obligation with respect to the third-party loan or the transferred receivables except to (a) service the underlying installment loans on behalf of the trust and (b) pay amounts owing under or repurchase the underlying installment loans in the event of a breach by CASHMAX or in certain other limited circumstances. The facility is nonrecourse to EZCORP, allowed borrowing through November 2019, and fully matures in November 2021. Our obligation under the facility as of December 31, 2019 was $0.4 million.
NOTE 8: COMMON STOCK AND STOCK COMPENSATION
Common Stock Repurchase Program
In December 2019, our Board of Directors authorized the repurchase of up to $60.0 million of our Class A Common Stock over three years. During the current quarter, we repurchased and retired 142,409 shares of our Class A Common Stock for $963,000, which amount was allocated between "Additional paid-in capital" and "Retained earnings" in our condensed consolidated balance sheets.
Stock Compensation
As of September 30, 2019, the EZCORP, Inc. 2010 Long-Term Incentive Plan, which has been approved by our Board of Directors, permitted grants of options, restricted stock awards and stock appreciation rights covering up to 5,485,649 shares of our Class A Common Stock.
In the current quarter, we granted a total of 222,912 restricted stock awards to our nine non-employee directors. These awards vest on September 30, 2020 and are subject only to service conditions.
The number of long-term incentive award shares and units granted are generally determined based on our share price as of the beginning of the fiscal year, which was $6.46 for fiscal 2020 awards.
NOTE 9: CONTINGENCIES
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
On May 30, 2019, the parties agreed to a mediated settlement of all remaining claims, and on June 18, 2019 entered into a Stipulation and Agreement of Settlement reflecting the terms of the agreed settlement, which called for the payment of $4.9 million by the defendants. Following a settlement fairness hearing on December 6, 2019, the Court entered a judgment approving the agreed settlement and dismissing the claims asserted against the defendants. The settlement amount (which was covered by applicable directors' and officers' liability insurance) has been disbursed as provided in the approved settlement.

NOTE 10: SEGMENT INFORMATION
During the first quarter of fiscal 2020, we revised the financial information our chief operating decision maker (currently our chief executive officer) reviews for operational decision-making purposes and for allocation of capital to include the separate financial results of our Lana business. Our historical segment results have been recast to conform to current presentation. We currently report our segments as follows: U.S. Pawn — all pawn activities in the United States; Latin America Pawn — all pawn activities in Mexico and other parts of Latin America; Lana — our differentiated customer-centric engagement platform; and Other International — primarily our equity interest in the net income of Cash Converters International and consumer finance activities in Canada. There are no inter-segment revenues presented below, and the amounts below were determined in accordance with the same accounting principles used in our condensed consolidated financial statements. While we expect the operations of the Lana segment to have a positive impact on our pawn loan redemption rates and therefore our pawn service charges and yield, the pawn service charges will all be reported in our pawn segments rather than allocated to the Lana segment. Only discrete revenues related to the Lana segment will be reported in the Lana segment results.

	Three Months Ended December 31, 2019
	U.S. Pawn	Latin America Pawn	Lana	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$95,354	$31,374	$—	$—	$126,728	$—	$126,728
Jewelry scrapping sales	6,117	3,411	—	—	9,528	—	9,528
Pawn service charges	64,090	20,635	—	—	84,725	—	84,725
Other revenues	36	25	1	1,392	1,454	—	1,454
Total revenues	165,597	55,445	1	1,392	222,435	—	222,435
Merchandise cost of goods sold	61,364	22,712	—	—	84,076	—	84,076
Jewelry scrapping cost of goods sold	4,755	2,999	—	—	7,754	—	7,754
Other cost of revenues	—	—	—	536	536	—	536
Net revenues	99,478	29,734	1	856	130,069	—	130,069
Segment and corporate expenses (income):
Operations	68,059	19,983	1,350	1,233	90,625	—	90,625
Administrative	—	—	—	—	—	17,489	17,489
Depreciation and amortization	2,865	1,889	12	34	4,800	2,933	7,733
Loss on sale or disposal of assets and other	—	28	—	—	28	716	744
Interest expense	—	28	(36)	170	162	5,167	5,329
Interest income	—	(388)	—	—	(388)	(455)	(843)
Equity in net loss of unconsolidated affiliates	—	—	—	5,897	5,897	—	5,897
Other expense (income)	—	67	—	(1)	66	5	71
Segment contribution (loss)	$28,554	$8,127	$(1,325)	$(6,477)	$28,879
Income from continuing operations before income taxes					$28,879	$(25,855)	$3,024

	Three Months Ended December 31, 2018
	U.S. Pawn	Latin America Pawn	Lana	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$95,103	$25,921	$—	$—	$121,024	$—	$121,024
Jewelry scrapping sales	6,552	2,729	—	—	9,281	—	9,281
Pawn service charges	64,225	19,294	—	—	83,519	—	83,519
Other revenues	48	42	—	1,781	1,871	—	1,871
Total revenues	165,928	47,986	—	1,781	215,695	—	215,695
Merchandise cost of goods sold	59,148	17,964	—	—	77,112	—	77,112
Jewelry scrapping cost of goods sold	5,510	2,540	—	—	8,050	—	8,050
Other cost of revenues	—	—	—	484	484	—	484
Net revenues	101,270	27,482	—	1,297	130,049	—	130,049
Segment and corporate expenses (income):
Operations	67,937	18,196	2,090	2,630	90,853	—	90,853
Administrative	—	—	—	—	—	13,165	13,165
Depreciation and amortization	3,035	1,422	—	41	4,498	2,350	6,848
Loss on sale or disposal of assets and other	2,853	1,589	—	—	4,442	—	4,442
Interest expense	—	29	—	72	101	8,690	8,791
Interest income	—	(419)	—	—	(419)	(2,920)	(3,339)
Equity in net loss of unconsolidated affiliates	—	—	—	1,119	1,119	—	1,119
Impairment of investments in unconsolidated affiliates	—	—	—	13,274	13,274	—	13,274
Other (income) expense	—	(126)	—	22	(104)	(282)	(386)
Segment contribution (loss)	$27,445	$6,791	$(2,090)	$(15,861)	$16,285
Loss from continuing operations before income taxes					$16,285	$(21,003)	$(4,718)

NOTE 11: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Financial Information
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

	December 31, 2019	December 31, 2018	September 30, 2019

	(in thousands)
Cash and cash equivalents	$143,141	$297,031	$157,567
Restricted cash	—	255	4,875
Cash and cash equivalents and restricted cash	$143,141	$297,286	$162,442

Gross pawn service charges receivable	$40,887	$40,016	$41,838
Allowance for uncollectible pawn service charges receivable	(8,637)	(8,458)	(10,036)
Pawn service charges receivable, net	$32,250	$31,558	$31,802

Gross inventory	$197,519	$185,706	$189,092
Inventory reserves	(10,150)	(10,284)	(9,737)
Inventory, net	$187,369	$175,422	$179,355

Prepaid expenses and other	$12,463	$11,720	$4,784
Accounts receivable and other	12,257	14,126	10,889
Income taxes receivable	11,422	5,361	10,248
Restricted cash	—	255	4,875
2019 Convertible Notes Hedges	—	21	—
Prepaid expenses and other current assets	$36,142	$31,483	$30,796

Property and equipment, gross	$270,335	$253,336	$265,922
Accumulated depreciation	(205,089)	(183,566)	(198,565)
Property and equipment, net	$65,246	$69,770	$67,357

Accounts payable	$12,534	$15,141	$25,946
Accrued expenses and other	39,087	42,239	52,011
Accounts payable, accrued expenses and other current liabilities	$51,621	$57,380	$77,957

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2019, as supplemented by the information set forth in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk.”
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
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher pawn service charges (“PSC”). The following charts present sources of net revenues, including PSC, merchandise sales gross profit ("Merchandise sales GP") and jewelry scrapping gross profit ("Jewelry scrapping GP"):
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
Our ability to offer quality second-hand goods at prices significantly lower than original retail prices attracts value-conscious customers. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased and our ability to sell that merchandise in a timely manner. As a significant portion of our inventory and sales involve gold and jewelry, our results can be heavily influenced by the market price of gold.
Growth and Expansion
We plan to expand the number of locations we operate through opening new (“de novo”) locations and through acquisitions in both Latin America and the United States and potential new markets. Our ability to add new stores is dependent on several variables, such as projected achievement of internal investment hurdles, the availability of acceptable sites or acquisition candidates, the alignment of acquirer/seller price expectations, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel.
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
Segments
During the first quarter of fiscal 2020, we revised the financial information our chief operating decision maker (currently our chief executive officer) reviews for operational decision-making purposes and for allocation of capital to include the separate financial results of our Lana business. Our historical segment results have been recast to conform to current presentation. We currently report our segments as follows: U.S. Pawn - all pawn activities in the United States; Latin America Pawn - all pawn activities in Mexico and other parts of Latin America; Lana - our customer-centric digital engagement platform; and Other International - primarily our equity interest in the net income of Cash Converters International and consumer finance activities in Canada. While we expect the operations of the Lana segment to have a positive impact on our pawn loan redemption rates and therefore our pawn service charges and yield, the pawn service charges will all be reported in our pawn segments rather than allocated to the Lana segment. Only discrete revenues related to the Lana segment will be reported in the Lana segment results. As a digital offering, Lana has no separate physical store locations.
Leases
As of October 1, 2019, we adopted Accounting Standards Update ("ASU"), Leases (Topic 842). This ASU required companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. We recorded a net right-of-use asset of $237.5 million and a net lease liability of $246.0 million.
Store Data by Segment

	Three Months Ended December 31, 2019
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2019	512	480	22	1,014
New locations opened	—	4	—	4
As of December 31, 2019	512	484	22	1,018

	Three Months Ended December 31, 2018
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2018	508	453	27	988
New locations opened	—	4	—	4
Locations acquired	—	5	—	5
As of December 31, 2018	508	462	27	997

Results of Operations
Three Months Ended December 31, 2019 vs. Three Months Ended December 31, 2018
These tables, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes. All comparisons, unless otherwise noted, are to the prior-year quarter.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Three Months Ended December 31,		Change
	2019	2018

	(in thousands)
Net revenues:
Pawn service charges	$64,090	$64,225	—%

Merchandise sales	95,354	95,103	—%
Merchandise sales gross profit	33,990	35,955	(5)%
Gross margin on merchandise sales	36%	38%	(200)bps

Jewelry scrapping sales	6,117	6,552	(7)%
Jewelry scrapping sales gross profit	1,362	1,042	31%
Gross margin on jewelry scrapping sales	22%	16%	600bps

Other revenues	36	48	(25)%
Net revenues	99,478	101,270	(2)%

Segment operating expenses:
Operations	68,059	67,937	—%
Depreciation and amortization	2,865	3,035	(6)%
Segment operating contribution	28,554	30,298	(6)%

Other segment expense	—	2,853	(100)%
Segment contribution	$28,554	$27,445	4%

Other data:
Net earning assets (a)	$305,336	$299,160	2%
Inventory turnover	1.8	1.8	—%
Average monthly ending pawn loan balance per store (b)	$301	$304	(1)%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate	84%	83%	100bps

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Segment contribution increased $1.1 million, or 4%, to $28.6 million. While net revenues decreased $1.8 million, or 2%, to $99.5 million, total expenses decreased $2.9 million to $70.9 million due primarily to a $2.9 million prior-period recognition of an uncollectible receivable balance from a bankrupt refining partner with no comparable charge in the current period. Operations expense was flat to the prior-year quarter, with a slight improvement in depreciation and amortization.

The change in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(0.5)	$(2.3)	$(2.8)
New stores and other	0.4	0.3	0.7
Total	$(0.1)	$(2.0)	$(2.1)
Change in jewelry scrapping sales gross profit and other revenues			0.3
Total change in net revenue			$(1.8)
Pawn service charges were flat as acquired stores offset a 1% decrease in average ending monthly pawn loan balances outstanding during the current quarter.
Merchandise sales were flat with gross margin on merchandise sales down 200 basis points to 36%, the low end of our target range. The decline in gross margin was due to holiday sales promotions and our continued efforts to reduce general merchandise inventory aged greater than 360 days, which ended the quarter at 6.8% of total general merchandise inventory, improved from 8.9% at the end of the prior-year quarter. As a result, merchandise sales gross profit decreased 5% to $34.0 million.
Jewelry scrapping sales gross profit increased 31% to $1.4 million due primarily to higher scrapping margins as a result of increased gold market prices. Scrap sales margins increased 600 basis points to 22%. Scrap volume decreased year-over-year as we continue to focus on retail sales for jewelry disposition.
Non-GAAP Financial Information
In addition to the financial information prepared in conformity with accounting principles generally accepted in the United States ("GAAP"), we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos, Guatemalan quetzals and other Latin American currencies. We believe that presentation of constant currency results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and so are not directly calculable from the above rates. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three months ended December 31 were as follows:

	December 31,		Three Months Ended December 31,
	2019	2018	2019	2018

Mexican peso	18.9	19.6	19.2	19.8
Guatemalan quetzal	7.5	7.7	7.5	7.6
Honduran lempira	24.4	24.2	24.3	24.0
Peruvian sol	3.3	3.4	3.3	3.3

Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Financial Information."

	Three Months Ended December 31,
	2019 (GAAP)	2018 (GAAP)	Change (GAAP)	2019 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$20,635	$19,294	7%	$20,197	5%

Merchandise sales	31,374	25,921	21%	30,526	18%
Merchandise sales gross profit	8,662	7,957	9%	8,434	6%
Gross margin on merchandise sales	28%	31%	(300)bps	28%	(300)bps

Jewelry scrapping sales	3,411	2,729	25%	3,366	23%
Jewelry scrapping sales gross profit	412	189	118%	407	115%
Gross margin on jewelry scrapping sales	12%	7%	500bps	12%	500bps

Other revenues	25	42	(40)%	24	(43)%
Net revenues	29,734	27,482	8%	29,062	6%

Segment operating expenses:
Operations	19,983	18,196	10%	19,573	8%
Depreciation and amortization	1,889	1,422	33%	1,844	30%
Segment operating contribution	7,862	7,864	—%	7,645	(3)%

Other segment (income) expense (a)	(265)	1,073	*	(202)	*
Segment contribution	$8,127	$6,791	20%	$7,847	16%

Other data:
Net earning assets (b)	$77,619	$70,246	10%	$75,327	7%
Inventory turnover	2.7	2.6	4%	2.7	4%
Average monthly ending pawn loan balance per store (c)	$119	$121	(2)%	$116	(4)%
Monthly average yield on pawn loans outstanding	16%	15%	100bps	16%	100bps
Pawn loan redemption rate (d)	79%	78%	100bps	79%	100bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)
Fiscal 2020 constant currency amount excludes net GAAP basis foreign currency transaction gains of $0.1 million resulting from movement in exchange rates. The net foreign currency transaction gains for fiscal 2019 of $0.1 million are included in the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(d)	Rate is solely inclusive of results from Mexico Pawn.

Segment contribution increased $1.3 million, or 20%, to $8.1 million (16% on a constant currency basis) with net revenue growth of $2.3 million, or 8% ($1.6 million, or 6%, on a constant currency basis), to $29.7 million. Operations expense increased $1.8 million, or 10% ($1.4 million, or 8% on a constant currency basis), to $20.0 million due primarily to 22 new store openings, along with relocations and expansions of existing stores.
The change in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$0.9	$0.5	$1.4
New stores and other	0.4	0.3	0.7
Total	$1.3	$0.8	$2.1
Change in jewelry scrapping sales gross profit and other revenues			0.2
Total change in net revenue			$2.3

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$0.5	$0.3	$0.8
New stores and other	0.4	0.2	0.6
Total	$0.9	$0.5	$1.4
Change in jewelry scrapping sales gross profit and other revenues			0.2
Total change in net revenue			$1.6
Pawn service charges increased 7% (5% on a constant currency basis). The average ending monthly pawn loan balance outstanding during the current quarter was down 2% (4% on a constant currency basis), offset by the addition of 22 new stores since the end of the prior-year quarter. Pawn loan yield and redemption rates improved 100 basis points each, to 16% and 79%, respectively, reflecting improved lending guidance from our point-of-sale system.
Merchandise sales increased 21% (18% on a constant currency basis), largely attributable to a revised incentive program for store team members implemented in fiscal 2020, with an offsetting 300 basis point decline in margins. As a result of these factors and foreign currency impacts, merchandise sales gross profit was up 9% to $8.7 million (6% to $8.4 million on a constant currency basis).
Social welfare programs recently implemented in Mexico have provided additional cash to a portion of our customers, contributing to the lower loan demand and increased sales volume. These programs are directed towards a variety of citizens such as the elderly, disabled, single mothers, certain farmers, micro-businesses and certain students. Based on government announcements, we anticipate these programs will continue on an ongoing basis, but expect our customers’ needs to return to more traditional patterns in six to twelve months.
Jewelry scrapping sales increased 25% (23% on a constant currency basis) on greater volume, with a 500 basis point increase in margin to 12% as we benefited from an overall increase in commodity gold prices.
Other segment expenses compared favorably as a result of a prior-year quarter reserve of $1.5 million against a receivable balance deemed uncollectible from a refiner.
Operations expense increased 10% (8% on a constant currency basis). Same store operations expense increased 7%, with the remainder of the increase attributable to a 5% increase in ending store count over the prior-year quarter and costs to open de novo stores. Depreciation and amortization increased 33% (30% on a constant currency basis) from the addition of stores and capital investment in existing and acquired operations.

Lana
The following table presents selected financial data for the Lana segment:

	Three Months Ended December 31,		Percentage Change
	2019	2018

	(in thousands)
Operations expense and other	$1,325	$2,090	(37)%
Segment loss	$(1,325)	$(2,090)	(37)%
We launched our customer-centric digital engagement platform (“Lana”) in the current quarter, initially serving customers in select Florida locations. This platform currently offers the ability for customers at select locations to remotely extend their pawn loans through digital payments using their Lana account, and will allow us to leverage our existing store and pawn customer base to expand customer acquisition and retention and enable rapid deployment of new products. Discrete revenues to date are minimal as the product offering launched late in the current quarter, and all fees from pawn loan extensions, including those made through the Lana platform, are reported in the pawn segments.
Other International
The following table presents selected financial data for the Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Three Months Ended December 31,		Percentage Change
	2019	2018

	(in thousands)
Net revenues:
Consumer loan fees, interest and other	$1,392	$1,781	(22)%
Consumer loan bad debt	(536)	(484)	11%
Net revenues	856	1,297	(34)%

Segment operating expenses:
Operating expenses	1,267	2,671	(53)%
Equity in net loss of unconsolidated affiliates	5,897	1,119	427%
Segment operating loss	(6,308)	(2,493)	153%

Other segment expense	169	13,368	(99)%
Segment loss	$(6,477)	$(15,861)	(59)%
Segment loss was $6.5 million, an improvement of $9.4 million from the prior-year quarter primarily due to:

•	A $13.3 million impairment of Cash Converters International in the prior-year quarter with no impairment in the current quarter; and

•	A decrease in operating expenses of $1.4 million subsequent to the deconsolidation of a previously consolidated variable interest entity ("RDC") in mid-fiscal 2019; partially offset by

•
A $7.1 million charge, ($10.1 million, net of a $3.0 million tax benefit) in the first quarter of fiscal 2020 for our share of the Cash Converters International settlement of a Queensland, Australia class action lawsuit.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income (loss) attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,		Percentage Change
	2019	2018

	(in thousands)
Segment contribution	$28,879	$16,285	77%
Corporate expenses (income):
Administrative	17,489	13,165	33%
Depreciation and amortization	2,933	2,350	25%
Loss on sale or disposal of assets and other	716	—	*
Interest expense	5,167	8,690	(41)%
Interest income	(455)	(2,920)	(84)%
Other expense (income)	5	(282)	*
Income (loss) from continuing operations before income taxes	3,024	(4,718)	*
Income tax expense (benefit)	1,759	(1,058)	*
Income (loss) from continuing operations, net of tax	1,265	(3,660)	*
Loss from discontinued operations, net of tax	(27)	(183)	(85)%
Net income (loss)	1,238	(3,843)	*
Net loss attributable to noncontrolling interest	—	(477)	(100)%
Net income (loss) attributable to EZCORP, Inc.	$1,238	$(3,366)	*

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution increased 77% over the prior-year quarter, including positive developments in our Latin America and US Pawn segments as well as favorable comparisons against prior-year quarter expenses related to a refiner’s bankruptcy and our investment in Cash Converters International.
Administrative expenses increased $4.3 million primarily as a result of higher labor, cloud computing costs and professional fees. Professional fees include costs related to the remediation of the material weakness in our information technology general controls, fess related to the current quarter adoption of a new lease accounting standard, severance fees pursuant to cost reduction strategies and other smaller items.
Loss on sale or disposal of assets and other includes a $0.6 million charge in the current quarter due to termination of a non-core software project.
Interest expense decreased $3.5 million, or 41%, primarily due to the reduction of interest expense on our 2.125% Cash Convertible Senior Notes Due 2019 ("2019 Convertible Notes") which were repaid June 17, 2019. Prior to repayment, the principal amount of these notes was $195.0 million.
Interest income decreased $2.5 million, or 84%, primarily due to the declining principal balance on the Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") notes receivable as they are repaid in accordance with their agreed amortization schedule, in addition to the reduction of interest earned on outstanding cash balances after our 2019 Convertible Notes were repaid in June 2019.
Income tax expense increased $2.8 million due primarily to:

•	A $7.7 million increase in income from continuing operations before income taxes; and

•
A $0.7 million reduction in tax benefit from the December 2019 vesting of restricted stock units compared to the prior estimates of the related tax benefit that was recorded over their 3-year vesting period. The lower than expected tax benefit relates to the lower related share price upon vesting compared to the grant date value.

Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations.
Liquidity and Capital Resources
Cash Flows
The table and discussion below present a summary of the selected sources and uses of our cash:

	Three Months Ended December 31,		Percentage Change
	2019	2018

	(in thousands)
Cash flows from operating activities	$(10,918)	$23,381	*
Cash flows from investing activities	(6,798)	(8,279)	18%
Cash flows from financing activities	(2,934)	(2,612)	(12)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,349	(782)	*
Net (decrease) increase in cash, cash equivalents and restricted cash	$(19,301)	$11,708	*

*	Represents a percentage computation that is not mathematically meaningful.
Change in Cash and Cash Equivalents and Restricted Cash for the Three Months Ended December 31, 2019 vs. Three Months Ended December 31, 2018
The decrease in cash flows from operating activities year-over-year was due to $37.3 million of changes in working capital, offset by a $3.1 million increase in net income, exclusive of non-cash items. Changes in working capital included certain required prepayments and payments of accounts payable, including certain discrete items, accrued as of September 30, 2019. We continue to refine efforts to most efficiently manage working capital.
The increase in cash flows from investing activities year-over-year was primarily due to an $8.1 million net decrease in investment in customer loan growth, partially offset by a $7.3 million net decrease in principal collections on notes receivable.
The decrease in cash flows from financing activities year-over-year was primarily due to $1.0 million in common stock repurchases and a net $1.1 million reduction in debt proceeds, offset by a $1.9 million decrease in cash paid for employee net share settlement of individual tax liabilities on vested share-based awards.
The net effect of these and other smaller items was a $19.3 million decrease in cash on hand during the current year-to-date period, resulting in a $143.1 million ending cash balance. Of the ending cash balance at December 31, 2019, $39.9 million was not unavailable to fund domestic operations as we intend to permanently reinvest those funds in our foreign operations.
Sources and Uses of Cash
In December 2019, our Board of Directors authorized a stock repurchase program that will allow us to repurchase up to $60 million of our Class A Non-voting Common Stock over three years. The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. During the current quarter, we repurchased and retired 142,409 shares of our Class A Common Stock for $963,000. Through January 29, 2020, we have repurchased and retired an additional 234,394 shares of our Class A Common Stock for $1,504,000, bringing our total repurchases to date (as of January 29, 2020) to 376,803 shares for $2,467,000.
We anticipate that cash flow from operations and cash on hand will be adequate to fund anticipated stock repurchases, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through fiscal 2020. We continue to explore accretive acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise.

Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2019, we reported that we had $631.7 million in total contractual obligations as of September 30, 2019. There have been no material changes to this total obligation since September 30, 2019, other than changes as the result of adoption of accounting standards as further discussed in Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2019, these collectively amounted to $22.5 million.
Recently Adopted Accounting Policies and Recently Issued Accounting Pronouncements
See Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like "may," "should," "could," "will," "predict," "anticipate," "believe," "estimate," "expect," "intend," "plan," "projection" and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2019.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended September 30, 2019. There have been no material changes to our exposure to market risks since September 30, 2019.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2019 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with accounting principles generally accepted in the United States (“GAAP”).

Changes in Internal Control over Financial Reporting
We implemented internal controls to ensure we adequately evaluated our leases and properly assessed the impact of Topic 842 on our financial statements upon adoption on October 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.
During the second quarter of fiscal 2019, we identified deficiencies in our information technology general controls (ITGCs) that are designed to prevent or detect unauthorized access or changes to certain information technology (IT) systems that support our financial reporting processes. Our related IT dependent manual and application controls that are impacted by the affected ITGCs were also deemed ineffective as they rely on reports generated by the IT systems subject to ITGCs, resulting in our inability to place reliance on internal controls over related financial statement accounts and assertions. At that time, we determined that the ITGC deficiencies represent a material weakness in our internal control over financial reporting and reported that material weakness in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. Because we have not fully remediated that material weakness as of December 31, 2019, we have concluded that our internal control over financial reporting was not effective as of that date.
As of December 31, 2019, we have continued to implement, manage and monitor a remediation plan focused on IT control enhancements across our logical access and change management processes, including the evaluation of automation tools, where applicable, and database monitoring activities. Management believes it is taking the appropriate steps to remediate the underlying ITGC deficiencies, including allowing the controls to operate for a time period to produce sufficient testing sample sizes.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended December 31, 2019. All such repurchases were made in open market transactions at prevailing market prices and were executed pursuant to a trading plan adopted by the Company pursuant to Rule 10b5-1 under the Securities Exchange Act of 1934.

	Total Number of Shares Purchased	Total Price Paid for Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)

	(in thousands, except average price paid per share data)
October 1, 2019 through October 31, 2019	—	$—	$—	—	$—
November 1, 2019 through November 30, 2019	—	—	—	—	—
December 1, 2019 through December 31, 2019	142	963	6.76	142	59,037
Total	142	$963	$6.76	142	$59,037

(1)
On December 2, 2019, our Board of Directors approved a program to repurchase up to $60.0 million of our Class A Non-voting Common Stock over three years. Under the stock repurchase program, we may purchase Class A Non-voting common stock from time to time at management's discretion in accordance with applicable securities laws, including through open market transactions, block or privately negotiated transactions, or any combination thereof. In addition, we may purchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934. The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows, and corporate considerations determined by management and the Board of Directors, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time.

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
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of December 31, 2019, December 31, 2018 and September 30, 2019; (ii) Condensed Consolidated Statements of Operations for the three months ended December 31, 2019 and December 31, 2018; (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended December 31, 2019 and December 31, 2018; (iv) Condensed Consolidated Statements of Stockholders' Equity for the three months ended December 31, 2019 and December 31, 2018; (v) Condensed Consolidated Statements of Cash Flows for the three months ended December 31, 2019 and December 31, 2018; and (vi) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	February 3, 2020	/s/ Daniel M. Chism
Daniel M. Chism, Chief Financial Officer