Form 10-Q
period 2020-03-31
EZCORP INC
filed 2020-05-11
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020 or

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
As of April 29, 2020, 52,097,590 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	March 31, 2020	March 31, 2019	September 30, 2019

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$193,729	$347,786	$157,567
Restricted cash	4,000	—	4,875
Pawn loans	160,179	173,138	199,058
Pawn service charges receivable, net	27,304	27,097	31,802
Inventory, net	173,251	173,348	179,355
Notes receivable, net	3,728	23,450	7,182
Prepaid expenses and other current assets	23,629	32,984	25,921
Total current assets	585,820	777,803	605,760
Investments in unconsolidated affiliates	27,993	29,387	34,516
Property and equipment, net	58,787	67,518	67,357
Lease right-of-use asset	206,839	—	—
Goodwill	257,222	296,881	300,527
Intangible assets, net	64,043	58,503	68,044
Notes receivable, net	1,132	8,509	1,117
Deferred tax asset, net	6,251	10,119	1,998
Other assets	5,045	4,395	4,383
Total assets	$1,213,132	$1,253,115	$1,083,702

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$267	$192,901	$214
Accounts payable, accrued expenses and other current liabilities	53,152	58,696	77,957
Customer layaway deposits	13,060	13,564	12,915
Lease liability	44,076	—	—
Total current liabilities	110,555	265,161	91,086
Long-term debt, net	244,288	232,733	238,380
Deferred tax liability, net	2,540	9,012	1,985
Lease liability	171,006	—	—
Other long-term liabilities	7,190	6,450	7,302
Total liabilities	535,579	513,356	338,753
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million; issued and outstanding: 52,097,590 as of March 31, 2020; 52,475,070 as of March 31, 2019; and 52,565,064 as of September 30, 2019	521	524	526
Class B Voting Common Stock, convertible, par value $.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	406,171	402,505	407,628
Retained earnings	347,004	386,650	389,163
Accumulated other comprehensive loss	(76,173)	(49,950)	(52,398)
Total equity	677,553	739,759	744,949
Total liabilities and equity	$1,213,132	$1,253,115	$1,083,702
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$129,830	$121,260	$256,558	$242,284
Jewelry scrapping sales	11,878	10,380	21,406	19,661
Pawn service charges	80,222	81,799	164,947	165,318
Other revenues	1,353	1,291	2,807	3,162
Total revenues	223,283	214,730	445,718	430,425
Merchandise cost of goods sold	85,776	77,800	169,852	154,912
Jewelry scrapping cost of goods sold	9,617	8,833	17,371	16,883
Other cost of revenues	525	407	1,061	891
Net revenues	127,365	127,690	257,434	257,739
Operating expenses:
Operations	88,372	89,766	178,997	180,642
Administrative	14,620	14,964	32,109	28,129
Impairment of goodwill and intangible assets	47,060	—	47,060	—
Depreciation and amortization	7,762	7,012	15,495	13,860
Loss (gain) on sale or disposal of assets and other	261	(823)	1,005	3,619
Total operating expenses	158,075	110,919	274,666	226,250
Operating (loss) income	(30,710)	16,771	(17,232)	31,489
Interest expense	5,881	8,589	11,210	17,380
Interest income	(941)	(3,126)	(1,784)	(6,465)
Equity in net (income) loss of unconsolidated affiliates	(1,184)	(431)	4,713	688
Impairment of investment in unconsolidated affiliates	—	6,451	—	19,725
Other (income) expense	(361)	269	(290)	(117)
(Loss) income from continuing operations before income taxes	(34,105)	5,019	(31,081)	278
Income tax expense	6,749	2,360	8,508	1,279
(Loss) income from continuing operations, net of tax	(40,854)	2,659	(39,589)	(1,001)
Loss from discontinued operations, net of tax	(20)	(18)	(47)	(201)
Net (loss) income	(40,874)	2,641	(39,636)	(1,202)
Net loss attributable to noncontrolling interest	—	(753)	—	(1,230)
Net (loss) income attributable to EZCORP, Inc.	$(40,874)	$3,394	$(39,636)	$28

Basic (loss) earnings per share attributable to EZCORP, Inc. — continuing operations	$(0.74)	$0.06	$(0.71)	$—
Diluted (loss) earnings per share attributable to EZCORP, Inc. — continuing operations	$(0.74)	$0.06	$(0.71)	$—

Weighted-average basic shares outstanding	55,448	55,445	55,557	55,236
Weighted-average diluted shares outstanding	55,522	55,463	55,608	55,247
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

	(Unaudited)
	(in thousands)
Net (loss) income	$(40,874)	$2,641	$(39,636)	$(1,202)
Other comprehensive loss:
Foreign currency translation loss, net of income tax benefit for our investment in unconsolidated affiliate of $517 and $380 for the three and six months ended March 31, 2020, respectively, and $602 and $515 for the three and six months ended March 31, 2019.	(29,846)	(1,211)	(23,775)	(7,594)
Comprehensive (loss) income	(70,720)	1,430	(63,411)	(8,796)
Comprehensive loss attributable to noncontrolling interest	—	(753)	—	(1,230)
Comprehensive (loss) income attributable to EZCORP, Inc.	$(70,720)	$2,183	$(63,411)	$(7,566)
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2018)
	(in thousands)
Balances as of September 30, 2018	54,585	$546	$397,927	$386,622	$(42,356)	$(3,331)	$739,408
Stock compensation	—	—	2,247	—	—	—	2,247
Release of restricted stock	860	8	—	—	—	—	8
Taxes paid related to net share settlement of equity awards	—	—	(3,288)	—	—	—	(3,288)
Transfer of subsidiary shares to noncontrolling interest	—	—	3,195	—	—	(3,195)	—
Foreign currency translation loss	—	—	—	—	(6,383)	—	(6,383)
Net loss	—	—	—	(3,366)	—	(477)	(3,843)
Balances as of December 31, 2018	55,445	$554	$400,081	$383,256	$(48,739)	$(7,003)	$728,149
Stock compensation	—	—	2,424	—	—	—	2,424
Deconsolidation of subsidiary	—	—	—	—	—	7,756	7,756
Foreign currency translation loss	—	—	—	—	(1,211)	—	(1,211)
Net income (loss)	—	—	—	3,394	—	(753)	2,641
Balances as of March 31, 2019	55,445	$554	$402,505	$386,650	$(49,950)	$—	$739,759

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2019)
	(in thousands)
Balances as of September 30, 2019	55,535	$556	$407,628	$389,163	$(52,398)	$744,949
Stock compensation	—	—	1,695	—	—	1,695
Release of restricted stock	463	5	—	—	—	5
Taxes paid related to net share settlement of equity awards	—	—	(1,395)	—	—	(1,395)
Foreign currency translation gain	—	—	—	—	6,071	6,071
Purchase and retirement of treasury stock	(142)	(2)	(488)	(473)	—	(963)
Net income	—	—	—	1,238	—	1,238
Balances as of December 31, 2019	55,856	$559	$407,440	$389,928	$(46,327)	$751,600
Stock compensation	—	—	930	—	—	930
Release of restricted stock	13	1	—	—	—	1
Taxes paid related to net share settlement of equity awards	—	—	(63)	—	—	(63)
Foreign currency translation loss	—	—	—	—	(29,846)	(29,846)
Purchase and retirement of treasury stock	(801)	(9)	(2,136)	(2,050)	—	(4,195)
Net loss	—	—	—	(40,874)	—	(40,874)
Balances as of March 31, 2020	55,068	$551	$406,171	$347,004	$(76,173)	$677,553
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31,
	2020	2019

	(Unaudited)
	(in thousands)
Operating activities:
Net loss	$(39,636)	$(1,202)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	15,495	13,860
Amortization of debt discount and deferred financing costs	6,493	11,225
Amortization of lease right-of-use asset	22,752	—
Accretion of notes receivable discount and deferred compensation fee	(546)	(2,492)
Deferred income taxes	(3,698)	358
Impairment of goodwill and intangible assets	47,060	—
Impairment of investment in unconsolidated affiliate	—	19,725
Other adjustments	1,810	1,265
Reserve on jewelry scrap receivable	—	3,646
Stock compensation expense	2,722	4,697
Loss from investment in unconsolidated affiliates	4,713	688
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	4,027	3,797
Inventory	(1,281)	421
Prepaid expenses, other current assets and other assets	(2,791)	(3,590)
Accounts payable, accrued expenses and other liabilities	(37,799)	(409)
Customer layaway deposits	538	1,810
Income taxes	1,412	(3,176)
Net cash provided by operating activities	21,271	50,623
Investing activities:
Loans made	(351,050)	(353,537)
Loans repaid	229,054	225,695
Recovery of pawn loan principal through sale of forfeited collateral	158,792	142,656
Additions to property and equipment, net	(12,160)	(13,863)
Acquisitions, net of cash acquired	—	(627)
Principal collections on notes receivable	4,000	14,591
Net cash provided by investing activities	28,636	14,915
Financing activities:
Taxes paid related to net share settlement of equity awards	(1,458)	(3,288)
Payout of deferred consideration	(175)	—
Proceeds from borrowings, net of issuance costs	(109)	1,066
Payments on borrowings	(355)	(509)
Repurchase of common stock	(5,159)	—
Net cash used in financing activities	(7,256)	(2,731)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(7,364)	(599)
Net increase in cash, cash equivalents and restricted cash	35,287	62,208
Cash, cash equivalents and restricted cash at beginning of period	162,442	285,578
Cash, cash equivalents and restricted cash at end of period	$197,729	$347,786

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$156,468	$151,211

See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
March 31, 2020
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
Basis of Presentation
The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. Our management has included all adjustments it considers necessary for a fair presentation and which are of a normal, recurring nature. All intercompany accounts and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to current year presentation.
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
Our business is subject to seasonal variations, and operating results for the three and six months ended March 31, 2020 and 2019 (the "current quarter" and "current six-months" and "prior-year quarter" and "prior-year six-months," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2019, other than those described below and in Note 12.
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
Impact of COVID-19
The novel coronavirus disease known as “COVID-19” was characterized as a worldwide pandemic by the World Health Organization on March 11, 2020. It has significantly disrupted businesses around the world. We began to see the impact of COVID-19 to our operations in mid-March, when the closure of non-essential businesses and the implementation of stay-at-home requirements began in our geographic locations. In the U.S. and Mexico, we have been able to keep most of our stores open for business and operating under enhanced safety measures and restrictions on occupancy. Store closure orders in our GPMX countries (Guatemala, El Salvador, Honduras and Peru) have had a more severe impact on our business.
In addition, we have experienced a significant decline in pawn loan originations and associated loan balances since mid-March as a result of a change in customer borrowing behaviors due to COVID-19. These declines continued into April and are ongoing. See Note 14 (Subsequent Event). This reduced activity resulted in net revenue losses during the current quarter, which were partially offset with a strong increase in merchandise sales during the period.
The full extent and duration of the COVID-19 impact on the global economy generally, and on our business specifically, is currently unknown. We expect, however, that the pandemic will have an adverse effect on our net revenues and earnings in fiscal 2020, and if it continues, it may have an adverse effect on our results of operations, financial position and liquidity in future periods. We continue to focus on the health and safety of our employees and customers while serving our customers’ needs.
Recently Adopted Accounting Policies
On October 1, 2019, we adopted ASC Topic 842, Leases, which requires companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. We adopted this using the optional prospective transition method provided under ASU 2018-11, Leases, (Topic 842): Targeted Improvement as of October 1, 2019. We additionally elected the package of practical expedients under Accounting Standards Codification (“ASC”) 842-10-65-1(f) as well as the practical expedient not to separate lease and non-lease components for all real estate leases under ASC 842-10-15-37. Further, we have elected an accounting policy not to record right-of-use assets and lease liabilities for all leases which have a duration of less than 12-months. See Note 5 for additional discussion.
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

•
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate. This ASU was issued on of March 12, 2020 and is effective upon issuance through December 31, 2022. We have not identified any impacts to our financial statements that we believe will be material as a result of the adoption of the ASU, although we will continue to evaluate the impact.

Please refer to Note 1 of Notes to Consolidated Financial Statements included in "Part II, Item 8 — Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended September 30, 2019 for discussion of our significant accounting policies and other accounting pronouncements issued but not yet adopted.
NOTE 2: GOODWILL AND INTANGIBLE ASSETS
We test goodwill and intangible assets with indefinite useful lives for potential impairment annually, or more frequently when there are events or circumstances that indicate it is more likely than not that an impairment exists. During the current quarter, we evaluated such events and circumstances and concluded there was an indicator of impairment due to a decline in our market capitalization. We performed a quantitative analysis as of March 31, 2020 utilizing the income approach. The income approach is based on the present value of future cash flows, which are derived from our long-term financial forecasts, and requires significant assumptions, including, among others, a discount rate and terminal value. There is inherent uncertainty associated with these key assumptions including the duration of the economic downturn associated with COVID-19 and the recovery period. As a result of our quantitative analysis, we determined the fair value of each of our reporting units was below its carrying value because of the impact of COVID-19, including a significant decline in pawn loan balances due to changes in typical customer behavior and mandated store closures in our GPMX countries. These factors impacted the forecast of future net revenues and earnings and resulted in lower present value of future cash flows. This led to a goodwill impairment charge of $41.3 million in the current quarter. In addition, we (a) determined an impairment had occurred in the fair values of acquired trade names of previously acquired entities in our Mexico and GPMX reporting units and recorded a related impairment of $2.9 million and $1.7 million respectively, and (b) determined the carrying amount of certain long-lived asset groups were not recoverable and recorded a related impairment of $1.1 million. These impairments were recorded under "Impairment of goodwill and intangible assets" in the condensed consolidated statements of operations. We will continue to evaluate our goodwill and intangible assets in future quarters, and note that we could be required to record additional impairments based on events and circumstances.
The changes in the carrying amount of goodwill by reportable segment for fiscal 2020 were as follows:

	Six Months Ended March 31, 2020
	U.S. Pawn	Latin America Pawn	Consolidated

	(in millions)
Balance at September 30, 2019	$251.8	$46.7	$298.5
Impairment charge	$10.0	$31.3	$41.3
Balance at March 31, 2020	241.8	15.4	257.2

Cumulative goodwill impairment charges	$10.0	$31.3	$41.3

NOTE 3: ACQUISITIONS
In June 2019, we acquired assets related to seven pawn stores operating under the name "Metro Pawn" in Nevada, entering the Reno market and expanding our presence in the Las Vegas metropolitan area, for an aggregate purchase price of $7.0 million in cash, of which $3.9 million was recorded as goodwill. In December 2018, we acquired assets related to five pawn stores in Mexico for an aggregate purchase price of $0.3 million in cash, of which $0.1 million was recorded as goodwill. Substantially all goodwill attributable to the fiscal 2019 acquisitions will be deductible for tax purposes. We have concluded that these acquisitions were immaterial to our overall consolidated financial results and, therefore, have omitted information that would otherwise be required.

NOTE 4: EARNINGS PER SHARE
Components of basic and diluted earnings per share and excluded antidilutive potential common shares are as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Net (loss) income from continuing operations attributable to EZCORP (A)	$(40,854)	$3,412	$(39,589)	$229
Loss from discontinued operations, net of tax (B)	(20)	(18)	(47)	(201)
Net (loss) income attributable to EZCORP (C)	$(40,874)	$3,394	$(39,636)	$28

Weighted-average outstanding shares of common stock (D)	55,448	55,445	55,557	55,236
Dilutive effect of restricted stock*	74	18	51	11
Weighted-average common stock and common stock equivalents (E)	55,522	55,463	55,608	55,247

Basic (loss) earnings per share attributable to EZCORP:
Continuing operations (A / D)	$(0.74)	$0.06	$(0.71)	$—
Discontinued operations (B / D)	—	—	—	—
Basic (loss) earnings per share (C / D)	$(0.74)	$0.06	$(0.71)	$—

Diluted (loss) earnings per share attributable to EZCORP:
Continuing operations (A / E)	$(0.74)	$0.06	$(0.71)	$—
Discontinued operations (B / E)	—	—	—	—
Diluted (loss) earnings per share (C / E)	$(0.74)	$0.06	$(0.71)	$—

Potential common shares excluded from the calculation of diluted earnings per share above*:
Restricted stock**	2,777	2,991	2,495	2,789

*	See Note 8 for discussion of the terms and conditions of the potential impact of the 2019 Convertible Notes Warrants, 2024 Convertible Notes and 2025 Convertible Notes.

**
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

NOTE 5: LEASES
As described in Note 1, we adopted ASC Topic 842 as of October 1, 2019. We lease our pawn locations and corporate offices under operating leases and determine if an arrangement is or contains a lease at inception. After an initial lease term of generally three to ten years, our real property lease agreements typically allow renewals in three to five-year increments. We generally account for the initial lease term of our pawn locations as up to ten years, including renewal options. Our corporate office is leased through March 2029 with annually escalating rent and includes two five-year extension options at the end of the initial lease term. Our pawn location lease agreements generally include rent escalations throughout the initial lease term, with certain future rental payments contingent on increases in a consumer price index, included in variable lease expense. Many leases include both lease and non-lease components, which we have elected not to account for separately. Lease components generally include rent, taxes and insurance, while non-lease components generally include common area or other maintenance.
The weighted-average remaining lease term for operating leases as of March 31, 2020 was 5.72 years. As our leases generally do not include an implicit rate, we compute our incremental borrowing rate based on information available at the lease commencement date applying the portfolio approach to groups of leases with similar characteristics. We used incremental borrowing rates that match the duration of the remaining lease terms of our operating leases on a fully collateralized basis upon adoption as of October 1, 2019 to initially measure our lease liability. The weighted average incremental borrowing rate used to measure our lease liability as of March 31, 2020 was 8.25%.

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
$246,028

Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense included in "Operations" and "Administrative" expense, based on the underlying lease use, in our condensed consolidated statements of operations for the three and six months ended March 31, 2020 are as follows (in thousands):

	Three Months Ended March 31,	Six Months Ended March 31,
	2020	2020

Operating lease expense	$15,453	$31,978
Variable lease expense	3,093	5,900
	$18,546	$37,878

Maturity of our lease liabilities as of March 31, 2020 is as follows (in thousands):

Six months ending September 30, 2020	$30,794
Fiscal 2021	57,083
Fiscal 2022	48,059
Fiscal 2023	38,546
Fiscal 2024	29,287
Thereafter	68,151
$271,920
Less: Portion representing interest	(56,838)
$215,082

Prior to our adoption of ASC 842, future minimum undiscounted rentals due under non-cancelable leases as of September 30, 2019 for each subsequent fiscal year were as follows (in thousands):

2020	$69,291
2021	60,588
2022	46,720
2023	32,062
2024	19,969
Thereafter	39,256
$267,886

We present the changes in our lease right-of-use asset and lease liabilities gross in our condensed consolidated statements of cash flows. The supplemental cash flow information relating to our operating leases for the six months ended March 31, 2020 is as follows (in thousands):

Lease right-of-use assets obtained in exchange for operating lease liabilities subsequent to adoption of ASC 842	$866

NOTE 6: STRATEGIC INVESTMENTS
As of March 31, 2020, we owned 214,183,714 shares, or approximately 34.75%, of Cash Converters International Limited ("Cash Converters International"). The following tables present summary financial information for Cash Converters International’s most recently reported results at December 31, 2019 after translation to U.S. dollars:

	December 31,
	2019	2018

	(in thousands)
Current assets	$164,906	$172,836
Non-current assets	199,277	151,492
Total assets	$364,183	$324,328

Current liabilities	$93,958	$81,165
Non-current liabilities	60,503	22,109
Shareholders’ equity	209,722	221,054
Total liabilities and shareholders’ equity	$364,183	$324,328

	Half-Year Ended December 31,
	2019	2018

	(in thousands)
Gross revenues	$98,531	$99,390
Gross profit	59,250	56,884
Net loss	(13,280)	(3,791)

On October 21, 2019, Cash Converters International agreed to settle a class action lawsuit previously filed on behalf of borrowers residing in Queensland, Australia who took out personal loans from Cash Converters International between July 30, 2009 and June 30, 2013. Cash Converters International agreed to pay AUD $42.5 million, subject to court approval. We recorded a charge, net of tax, of $7.1 million for our proportionate share of the settlement in the first quarter of fiscal 2020 related to this event, in addition to our regularly included share of earnings from Cash Converters International. See Note 7 for the fair value and carrying value of our investment in Cash Converters International.
NOTE 7: FAIR VALUE MEASUREMENTS
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

The tables below present our financial assets and liabilities that are not measured at fair value on a recurring basis:

	Carrying Value	Estimated Fair Value
	March 31, 2020	March 31, 2020	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$3,728	$3,853	$—	$—	$3,853
2.89% promissory note receivable due April 2024	1,132	1,132	—	—	1,132
Investments in unconsolidated affiliates	27,993	27,513	19,734	—	7,779

Financial liabilities:
2024 Convertible Notes	$114,196	$106,203	$—	$106,203	$—
2025 Convertible Notes	129,624	128,081	—	128,081	—
8.5% unsecured debt due 2024	983	983	—	—	983
CASHMAX secured borrowing facility	(248)	281	—	—	281

	Carrying Value	Estimated Fair Value
	March 31, 2019	March 31, 2019	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$25,166	$26,601	$—	$—	$26,601
Zero-coupon convertible promissory note due January 2021	6,793	6,793	—	—	6,793
Investments in unconsolidated affiliates	29,387	29,387	26,611	—	2,776

Financial liabilities:
2019 Convertible Notes	$192,688	$193,440	$—	$193,440	$—
2024 Convertible Notes	108,533	159,994	—	159,994	—
2025 Convertible Notes	122,918	151,179	—	151,179	—
8.5% unsecured debt due 2024	1,191	1,191	—	—	1,191
CASHMAX secured borrowing facility	304	1,105	—	—	1,105

	Carrying Value	Estimated Fair Value
	September 30, 2019	September 30, 2019	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$7,182	$7,582	$—	$—	$7,582
2.89% promissory note receivable due April 2024	1,117	1,117	—	—	1,117
Investments in unconsolidated affiliates	34,516	28,308	20,252	—	8,056

Financial liabilities:
2024 Convertible Notes	$111,311	$139,969	$—	$139,969	$—
2025 Convertible Notes	126,210	138,345	—	138,345	—
8.5% unsecured debt due 2024	1,092	1,092	—	—	1,092
CASHMAX secured borrowing facility	(19)	634	—	—	634

As a result of the impact of the novel coronavirus disease (“COVID-19”), certain of the above fair values as of March 31, 2020 may be highly volatile.
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
We measured the fair value of the remaining deferred compensation fee due in September 2020 from the sale of Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") to Alpha Holding, S.A. de C.V. (“AlphaCredit”) in September 2016 as of March 31, 2020 under a discounted cash flow approach considering the estimated credit ratings for Grupo Finmart and AlphaCredit, with discount rates of primarily 7%. Certain of the significant inputs used for the valuation were not observable in the market. Significant increases or decreases in the underlying assumptions used to value the notes receivable could significantly increase or decrease these fair value estimates. We remain obligated to indemnify AlphaCredit for any tax obligations arising from the Grupo Finmart business that are attributable to periods prior to the completion of the sale in September 2016, referred to as “pre-closing taxes.” Those obligations continue until the expiration of the statute of limitations applicable to the pre-closing periods. In August 2019, AlphaCredit notified us of an indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined. In March 2020, AlphaCredit paid $4.0 million of the remaining deferred compensation into an escrow account pending resolution of the claim; we recorded that amount under “Prepaid expenses and other current assets, net” in our condensed consolidated balance sheet as of March 31, 2020. We reviewed the financial statements of Grupo Finmart and AlphaCredit including the calculation of synthetic credit spreads as described above in making our determination that the Parent Loan Notes are collectible on an ongoing basis.
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

NOTE 8: DEBT
The following tables present our debt instruments outstanding, contractual maturities and interest expense:

	March 31, 2020			March 31, 2019			September 30, 2019
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
2019 Convertible Notes	$—	$—	$—	$195,000	$(2,312)	$192,688	$—	$—	$—
2024 Convertible Notes	143,750	(29,554)	114,196	143,750	(35,217)	108,533	143,750	(32,439)	111,311
2025 Convertible Notes	172,500	(42,876)	129,624	172,500	(49,582)	122,918	172,500	(46,290)	126,210
8.5% unsecured debt due 2024*	983	—	983	1,191	—	1,191	1,092	—	1,092
CASHMAX secured borrowing facility*	281	(529)	(248)	1,105	(801)	304	634	(653)	(19)
Total	$317,514	$(72,959)	$244,555	$513,546	$(87,912)	$425,634	$317,976	$(79,382)	$238,594
Less current portion	267	—	267	195,213	(2,312)	192,901	214	—	214
Total long-term debt	$317,247	$(72,959)	$244,288	$318,333	$(85,600)	$232,733	$317,762	$(79,382)	$238,380

*	Amount translated from Guatemalan quetzals and Canadian dollars as of applicable period end. Certain disclosures omitted due to materiality considerations.

	Schedule of Contractual Maturities
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
2024 Convertible Notes*	$143,750	$—	$—	$143,750	$—
2025 Convertible Notes*	172,500	—	—	172,500	—
8.5% unsecured debt due 2024	983	214	428	341	—
CASHMAX secured borrowing facility	281	—	281	—	—
	$317,514	$214	$709	$316,591	$—

*	Excludes the potential impact of embedded derivatives.

	Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019

	(in thousands)
2019 Convertible Notes:
Contractual interest expense	$—	$1,069	$—	$2,138
Amortization of debt discount and deferred financing costs	—	2,610	—	5,253
Total interest expense	$—	$3,679	$—	$7,391

2024 Convertible Notes:
Contractual interest expense	$1,033	$1,033	$2,066	$2,066
Amortization of debt discount and deferred financing costs	1,457	1,350	2,886	2,675
Total interest expense	$2,490	$2,383	$4,952	$4,741

2025 Convertible Notes:
Contractual interest expense	$1,024	$1,024	$2,048	$2,048
Amortization of debt discount and deferred financing costs	1,722	1,602	3,413	3,176
Total interest expense	$2,746	$2,626	$5,461	$5,224

2.375% Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”). The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the "2018 Indenture") by and between us and Wells Fargo Bank, National Association, as the original trustee. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the "2025 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. The carrying amount of the 2025 Convertible Notes as a separate equity-classified instrument (the “2025 Convertible Notes Embedded Derivative”) included in “Additional paid-in capital” in our condensed consolidated balance sheets of March 31, 2020 was $39.0 million. The effective interest rate for the three and six months ended March 31, 2020 was approximately 9%. As of March 31, 2020, the remaining unamortized debt discount and issuance costs will be amortized through the 2025 Maturity Date assuming no early conversion.
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
If, among other triggers described in the 2018 Indenture, the market price of our Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2025 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2025 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of March 31, 2020. As of March 31, 2020, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the "2017 Indenture") by and between us and Wells Fargo Bank, National Association, as the original trustee. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the "2024 Maturity Date"), unless converted, redeemed or repurchased in accordance with their terms prior to such date. The carrying amount of the 2024 Convertible Notes as a separate equity-classified instrument (the “2024 Convertible Notes Embedded Derivative”) included in “Additional paid-in capital” in our condensed consolidated balance sheets of March 31, 2020 was $25.3 million. The effective interest rate for the three and six months ended March 31, 2020 was approximately 9%. As of March 31, 2020, the remaining unamortized debt discount and issuance costs will be amortized through the 2024 Maturity Date assuming no early conversion.
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
If, among other triggers described in the 2017 Indenture, the market price of our Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2024 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2024 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of March 31, 2020. As of March 31, 2020, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
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
2019 Convertible Notes Warrants
In connection with the issuance of the 2019 Convertible Notes, we also sold net-share-settled warrants (the “2019 Convertible Notes Warrants”). The 2019 Convertible Notes Warrants allowed for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share. We account for the Class A Common Stock issuable upon exercise under the treasury stock method. As a result of the 2019 Convertible Notes Warrants, we will experience dilution to our diluted earnings per share if our average closing stock price exceeds $20.83 for any fiscal quarter before expiration of the warrants. The unexpired 2019 Convertible Notes Warrants expire in April 2020 and, if exercised, must be settled in net shares of our Class A Common Stock. Therefore, upon expiration of the 2019 Convertible Notes Warrants, we would issue shares of Class A Common Stock to the purchasers of the 2019 Convertible Notes Warrants that represent the value by which the price of the Class A Common Stock exceeds the strike price stipulated within the particular warrant agreement, if any. As of March 31, 2020, there are approximately 1.4 million shares of Class A Common Stock issuable under the 2019 Convertible Notes Warrants outstanding.
CASHMAX Secured Borrowing Facility
In November 2018, we entered into a receivables securitization facility with a third-party lender (the "lender") to provide funding for installment loan originations in our Canadian CASHMAX business. Under the facility, a variable interest entity (the "trust") has the right, subject to various conditions, to borrow up to CAD $25 million from the lender (the "third-party loan") and use the proceeds to purchase interests in installment loan receivables generated by CASHMAX. The trust uses collections on the transferred receivables to pay various amounts in accordance with an agreed priority arrangement, including expenses, its obligations under the third-party loan and, to the extent available, amounts owned to CASHMAX with respect to the purchase price of the transferred receivables and CASHMAX's retained interest in the receivables. CASHMAX has no obligation with respect to the third-party loan or the transferred receivables except to (a) service the underlying installment loans on behalf of the trust and (b) pay amounts owing under or repurchase the underlying installment loans in the event of a breach by CASHMAX or in certain other limited circumstances. The facility is nonrecourse to EZCORP (subject to certain limited guaranty obligations), allowed borrowing through November 2019, and fully matures in November 2021. Our obligation under the facility as of March 31, 2020 was $0.3 million.

NOTE 9: COMMON STOCK AND STOCK COMPENSATION
Common Stock Repurchase Program
In December 2019, our Board of Directors authorized the repurchase of up to $60.0 million of our Class A Common Stock over three years. During the three and six months ended March 31, 2020, we repurchased and retired 800,740 and 943,149 shares of our Class A Common Stock for $4.2 million and $5.2 million, respectively, which amount was allocated between "Additional paid-in capital" and "Retained earnings" in our condensed consolidated balance sheets. On March 20, 2020, we suspended our repurchase of shares under the program to preserve current liquidity as a result of uncertainties regarding the COVID-19 pandemic.
Stock Compensation
As of September 30, 2019, the EZCORP, Inc. 2010 Long-Term Incentive Plan, which has been approved by our Board of Directors, permitted grants of options, restricted stock awards and stock appreciation rights covering up to 5,485,649 shares of our Class A Common Stock.
During the first quarter of fiscal 2020, we granted a total of 222,912 restricted stock awards to our nine non-employee directors. These awards vest on September 30, 2020 and are subject only to service conditions.
The number of long-term incentive award shares and units granted are generally determined based on our share price as of the beginning of the fiscal year, which was $6.46 for fiscal 2020 awards.
NOTE 10: INCOME TAXES

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law and includes certain income tax provisions relevant to businesses. The Company is required to recognize the effect on the consolidated financial statements in the period the law was enacted, which is the period ended March 31, 2020. For the period ended March 31, 2020, the CARES Act did not have a material impact on the Company’s consolidated financial statements. At this time, the Company does not expect the impact of the CARES Act to have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2020.

NOTE 11: CONTINGENCIES
Currently and from time to time, we are involved in various claims, suits, investigations and legal proceedings. While we are unable to determine the ultimate outcome of any current litigation or regulatory actions , we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity.

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

	Three Months Ended March 31, 2020
	U.S. Pawn	Latin America Pawn	Lana	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$102,447	$27,383	$—	$—	$129,830	$—	$129,830
Jewelry scrapping sales	9,659	2,219	—	—	11,878	—	11,878
Pawn service charges	61,700	18,522	—	—	80,222	—	80,222
Other revenues	31	25	3	1,294	1,353	—	1,353
Total revenues	173,837	48,149	3	1,294	223,283	—	223,283
Merchandise cost of goods sold	65,286	20,490	—	—	85,776	—	85,776
Jewelry scrapping cost of goods sold	7,800	1,817	—	—	9,617	—	9,617
Other cost of revenues	—	37	—	488	525	—	525
Net revenues	100,751	25,805	3	806	127,365	—	127,365
Segment and corporate expenses (income):
Operations	67,619	18,469	724	1,560	88,372	—	88,372
Administrative	—	—	—	—	—	14,620	14,620
Depreciation and amortization	2,711	1,940	377	23	5,051	2,711	7,762
Loss (gain) on sale or disposal of assets and other	—	(123)	—	—	(123)	384	261
Interest expense	—	402	—	154	556	5,325	5,881
Interest income	—	(369)	—	—	(369)	(572)	(941)
Equity in net income of unconsolidated affiliates	—	—	—	(1,184)	(1,184)	—	(1,184)
Impairment of goodwill and intangible assets	10,000	35,936	—	1,124	47,060	—	47,060
Other (income) expense	—	(309)	—	20	(289)	(72)	(361)
Segment contribution (loss)	$20,421	$(30,141)	$(1,098)	$(891)	$(11,709)
Loss from continuing operations before income taxes					$(11,709)	$(22,396)	$(34,105)

	Three Months Ended March 31, 2019
	U.S. Pawn	Latin America Pawn	Lana	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$96,632	$24,628	$—	$—	$121,260	$—	$121,260
Jewelry scrapping sales	7,916	2,464	—	—	10,380	—	10,380
Pawn service charges	61,798	20,001	—	—	81,799	—	81,799
Other revenues	43	25	—	1,223	1,291	—	1,291
Total revenues	166,389	47,118	—	1,223	214,730	—	214,730
Merchandise cost of goods sold	60,928	16,872	—	—	77,800	—	77,800
Jewelry scrapping cost of goods sold	6,571	2,262	—	—	8,833	—	8,833
Other cost of revenues	—	—	—	407	407	—	407
Net revenues	98,890	27,984	—	816	127,690	—	127,690
Segment and corporate expenses (income):
Operations	67,475	18,223	1,523	2,545	89,766	—	89,766
Administrative	—	—	—	—	—	14,964	14,964
Depreciation and amortization	2,982	1,495	—	77	4,554	2,458	7,012
(Gain) loss on sale or disposal of assets and other	(1)	(838)	—	16	(823)	—	(823)
Interest expense	—	50	—	132	182	8,407	8,589
Interest income	—	(431)	—	—	(431)	(2,695)	(3,126)
Equity in net income of unconsolidated affiliates	—	—	—	(431)	(431)	—	(431)
Impairment of investment in unconsolidated affiliates	—	—	—	6,451	6,451	—	6,451
Other expense (income)	—	29	—	262	291	(22)	269
Segment contribution (loss)	$28,434	$9,456	$(1,523)	$(8,236)	$28,131
Income from continuing operations before income taxes					$28,131	$(23,112)	$5,019

	Six Months Ended March 31, 2020
	U.S. Pawn	Latin America Pawn	Lana	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$197,801	$58,757	$—	$—	$256,558	$—	$256,558
Jewelry scrapping sales	15,776	5,630	—	—	21,406	—	21,406
Pawn service charges	125,790	39,157	—	—	164,947	—	164,947
Other revenues	67	50	4	2,686	2,807	—	2,807
Total revenues	339,434	103,594	4	2,686	445,718	—	445,718
Merchandise cost of goods sold	126,650	43,202	—	—	169,852	—	169,852
Jewelry scrapping cost of goods sold	12,555	4,816	—	—	17,371	—	17,371
Other cost of revenues	—	37	—	1,024	1,061	—	1,061
Net revenues	200,229	55,539	4	1,662	257,434	—	257,434
Segment and corporate expenses (income):
Operations	135,678	38,452	2,074	2,793	178,997	—	178,997
Administrative	—	—	—	—	—	32,109	32,109
Depreciation and amortization	5,576	3,829	389	57	9,851	5,644	15,495
Loss (gain) on sale or disposal of assets and other	—	(95)	—	—	(95)	1,100	1,005
Interest expense	—	430	(36)	324	718	10,492	11,210
Interest income	—	(757)	—	—	(757)	(1,027)	(1,784)
Equity in net loss of unconsolidated affiliates	—	—	—	4,713	4,713	—	4,713
Impairment of goodwill and intangible assets	10,000	35,936	1,124	—	47,060	—	47,060
Other (income) expense	—	(242)	—	19	(223)	(67)	(290)
Segment contribution (loss)	$48,975	$(22,014)	$(3,547)	$(6,244)	$17,170
Income (loss) from continuing operations before income taxes					$17,170	$(48,251)	$(31,081)

	Six Months Ended March 31, 2019
	U.S. Pawn	Latin America Pawn	Lana	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$191,735	$50,549	$—	$—	$242,284	$—	$242,284
Jewelry scrapping sales	14,468	5,193	—	—	19,661	—	19,661
Pawn service charges	126,023	39,295	—	—	165,318	—	165,318
Other revenues	91	67	—	3,004	3,162	—	3,162
Total revenues	332,317	95,104	—	3,004	430,425	—	430,425
Merchandise cost of goods sold	120,076	34,836	—	—	154,912	—	154,912
Jewelry scrapping cost of goods sold	12,081	4,802	—	—	16,883	—	16,883
Other cost of revenues	—	—	—	891	891	—	891
Net revenues	200,160	55,466	—	2,113	257,739	—	257,739
Segment and corporate expenses (income):
Operations	135,435	36,419	3,613	5,175	180,642	—	180,642
Administrative	—	—	—	—	—	28,129	28,129
Depreciation and amortization	6,017	2,917	—	118	9,052	4,808	13,860
Loss on sale or disposal of assets and other	2,852	751	—	16	3,619	—	3,619
Interest expense	—	79	—	204	283	17,097	17,380
Interest income	—	(850)	—	—	(850)	(5,615)	(6,465)
Equity in net loss of unconsolidated affiliates	—	—	—	688	688	—	688
Impairment of investment in unconsolidated affiliates	—	—	—	19,725	19,725	—	19,725
Other (income) expense	—	(97)	—	284	187	(304)	(117)
Segment contribution (loss)	$55,856	$16,247	$(3,613)	$(24,097)	$44,393
Income from continuing operations before income taxes					$44,393	$(44,115)	$278

NOTE 13: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Financial Information
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets and condensed consolidated statements of cash flows:

	March 31, 2020	March 31, 2019	September 30, 2019

	(in thousands)
Cash and cash equivalents	$193,729	$347,786	$157,567
Restricted cash	4,000	—	4,875
Cash and cash equivalents and restricted cash	$197,729	$347,786	$162,442

Gross pawn service charges receivable	$34,843	$34,320	$41,838
Allowance for uncollectible pawn service charges receivable	(7,539)	(7,223)	(10,036)
Pawn service charges receivable, net	$27,304	$27,097	$31,802

Gross inventory	$182,794	$182,295	$189,092
Inventory reserves	(9,543)	(8,947)	(9,737)
Inventory, net	$173,251	$173,348	$179,355

Prepaid expenses and other	$8,953	$11,647	$4,784
Accounts receivable and other	10,934	15,974	10,889
Income taxes receivable	3,742	5,363	10,248
Prepaid expenses and other current assets	$23,629	$32,984	$25,921

Property and equipment, gross	$261,234	$256,411	$265,922
Accumulated depreciation	(202,447)	(188,893)	(198,565)
Property and equipment, net	$58,787	$67,518	$67,357

Accounts payable	$15,582	$13,134	$25,946
Accrued expenses and other	37,570	45,562	52,011
Accounts payable, accrued expenses and other current liabilities	$53,152	$58,696	$77,957

NOTE 14: SUBSEQUENT EVENTS

Since March 31, 2020, the decline in pawn loan balances has accelerated and is continuing. The decline in pawn loan balances will have a negative impact on net revenues and earnings for the remainder of fiscal 2020 and future periods until we are able to rebuild the loan balances.
Since March 31, 2020, we have continued to experience strong merchandise sales, partially offsetting the impact of the declining loan balances. As a result of this increased sales activity, the decrease in loan originations and liquidity initiatives, our cash balance has continued to grow, increasing to greater than $250.0 million at the end of April 2020.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The discussion in this section contains forward-looking statements that are based on our current expectations. Actual results could differ materially from those expressed or implied by the forward-looking statements due to a number of risks, uncertainties and other factors, including those identified in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2019, as supplemented by the information set forth in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and "Part II, Item 1A — Risk Factors" of this Report.
Impact of COVID-19
We began to see the impact of the novel coronavirus disease (“COVID-19”) to our operations in mid-March, which is when the closure of non-essential businesses and the implementation of stay-at-home requirements began in our geographic locations. We have been able to keep most of our stores open for business and operating under enhanced safety measures and restrictions on occupancy. During March, we lost 163 store operating days in U.S. Pawn as a result of mostly intermittent closures due to local orders or other COVID-19 related issues. In Latin America Pawn, governmental closure orders have had a more severe impact on our business, particularly in our GPMX unit (Guatemala, El Salvador, Honduras and Peru). During March, we lost a total of 1,089 store operating days in Latin America Pawn (18 in Mexico Pawn and 1,071 in GPMX). The store closure orders in GPMX continued into April, but started to ease in the latter portion of the month. As of the date of this Report, 99% of our stores in U.S. Pawn and 90% in Latin America Pawn are open for business and serving customers.
Additionally, we have experienced a decline in pawn loan originations and associated loan balances since mid-March, in both the U.S. and Latin America, as a result of a change in customer borrowing behaviors due to COVID-19. Pawn loan balances at the end of the second quarter were down $8.6 million (6.6%) in U.S. Pawn and $4.5 million (10.5%) in Latin America Pawn (up $0.6 million, or 1% on a constant currency basis), compared to the prior-year quarter. Since March 31, 2020, the decline in pawn loan balances has accelerated and is continuing. The decline in pawn loan balances will have a negative impact on net revenues and earnings for the remainder of fiscal 2020 and future periods until we are able to rebuild the loan balances.
Offsetting the net revenue losses due to decreased loan originations, we have seen a strong increase in merchandise sales during March and continuing into April. As a result of this increased sales activity, combined with the decrease in loan originations and our liquidity initiatives described below, our cash balance has grown to $197.7 million at the end of the quarter, further increasing to greater than $250.0 million at the end of April.
In order to maximize our ability to meet an expected increase in pawn loan originations, we have implemented several measures to increase liquidity. We have suspended repurchases of shares under our authorized stock repurchase program, have renegotiated certain supplier and vendor agreements, have slowed the pace of de novo store openings in Latin America, have delayed certain capital expenditures and, as a result of The Coronavirus Aid, Relief, and Economic Security (CARES) Act, are able to delay payments of certain taxes.
The full extent and duration of the COVID-19 impact on the global economy generally, and on our business specifically, is currently unknown. We expect, however, that the pandemic will have an adverse effect on our net revenues and earnings in fiscal 2020, and if it continues, it may have an adverse effect on our results of operations, financial position and liquidity in future periods. See "Part II, Item 1A - Risk Factors."
Goodwill and Intangible Asset Impairment
During the current quarter, we concluded there was an indicator of impairment due to a decline in our market capitalization. We performed a quantitative analysis as of March 31, 2020 and determined the fair value of each of our reporting units was below its carrying value as a result of the impact of COVID-19, as discussed above. As a result of this analysis, we recorded an impairment charge of $41.3 million in the current quarter. We also (a) determined an impairment had occurred in the fair values of acquired trade names of previously acquired entities in our Mexico and GPMX reporting units and recorded a related impairment of $2.9 million and $1.7 million respectively, and (b) determined the carrying amount of certain long-lived asset groups were not recoverable and recorded a related impairment of $1.1 million. These impairments were recorded under "Impairment of goodwill and intangible assets" in the condensed consolidated statement of operations. See Note 2 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."We remain confident in our businesses, as all business units were performing well prior to the COVID-19 related impacts.
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
Our ability to offer quality second-hand goods at prices significantly lower than original retail prices attracts value-conscious customers. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased and our ability to sell that merchandise in a timely manner. As a significant portion of our inventory and sales involve gold and jewelry, our results can be influenced by the market price of gold and diamonds.
Growth and Expansion
Or strategy is to expand the number of locations we operate through opening new (“de novo”) locations and through acquisitions in both Latin America and the United States and potential new markets. Our ability to add new stores is dependent on several variables, such as projected achievement of internal investment hurdles, the availability of acceptable sites or acquisition candidates, the alignment of acquirer/seller price expectations, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel. Given the environment which we currently operate, we have placed all de novo and acquisition activities on hold.
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
We expect the COVID-19 pandemic to negatively impact our financial results for fiscal 2020, and such impact is unknown. This uncertainty is dependent upon the longevity and severity of the pandemic and the pace of the business reopening and rebound, including the impact of government responses. The pandemic could also be material to our longer-term financial results and condition based upon the same factors.

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
Leases
As of October 1, 2019, we adopted Accounting Standards Codification ("ASC") Topic 842, Leases (Topic 842). Topic 842 required companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. We recorded a net right-of-use asset of $237.5 million and a net lease liability of $246.0 million.
Store Data by Segment

	Three Months Ended March 31, 2020
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of December 31, 2019	512	484	22	1,018
New locations opened	—	9	—	9
As of March 31, 2020	512	493	22	1,027

	Three Months Ended March 31, 2019
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of December 31, 2018	508	462	27	997
New locations opened	—	4	—	4
Locations sold, combined or closed	—	—	(3)	(3)
As of March 31, 2019	508	466	24	998

	Six Months Ended March 31, 2020
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2019	512	480	22	1,014
New locations opened	—	13	—	13
As of March 31, 2020	512	493	22	1,027

	Six Months Ended March 31, 2019
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2018	508	453	27	988
New locations opened	—	8	—	8
Locations acquired	—	5	—	5
Locations sold, combined or closed	—	—	(3)	(3)
As of March 31, 2019	508	466	24	998

Results of Operations
Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019
These tables, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes. All comparisons, unless otherwise noted, are to the prior-year quarter.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Three Months Ended March 31,		Change
	2020	2019

	(in thousands)
Net revenues:
Pawn service charges	$61,700	$61,798	—%

Merchandise sales	102,447	96,632	6%
Merchandise sales gross profit	37,161	35,704	4%
Gross margin on merchandise sales	36%	37%	(100)bps

Jewelry scrapping sales	9,659	7,916	22%
Jewelry scrapping sales gross profit	1,859	1,345	38%
Gross margin on jewelry scrapping sales	19%	17%	200bps

Other revenues	31	43	(28)%
Net revenues	100,751	98,890	2%

Segment operating expenses:
Operations	67,619	67,475	—%
Impairment of goodwill and intangible assets	10,000	—	*
Depreciation and amortization	2,711	2,982	(9)%
Segment operating contribution	20,421	28,433	(28)%

Other segment income	—	(1)	(100)%
Segment contribution	$20,421	$28,434	(28)%

Other data:
Net earning assets (a)	$263,112	$267,998	(2)%
Inventory turnover	2.0	1.9	5%
Average monthly ending pawn loan balance per store (b)	$271	$280	(3)%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate	86%	86%	—

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Segment contribution decreased $8.0 million due to the goodwill impairment charge recorded during the quarter. Excluding that charge, segment contribution increased $1.9 million, or 7.0%, to $30.4 million. Net revenues increased 2% to $100.8 million while operations expenses were tightly managed and were flat to the prior-year quarter.

The change in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(0.6)	$1.1	$0.5
New stores and other	0.5	0.4	0.9
Total	$(0.1)	$1.5	$1.4
Change in jewelry scrapping sales gross profit and other revenues			0.5
Total change in net revenue			$1.9
Pawn service charges were flat as a higher yield offset a 3% decrease in average ending monthly pawn loan balances outstanding during the quarter. We have experienced a substantial decline in new loans activity and associated loan balances since mid-March 2020 and continuing as a result of a change in customer borrowing behaviors due to COVID-19. See "Impact of COVID-19" above.
Merchandise sales increased 6% with margins down 100 basis points to 36%, the low end of our target range, as we continue to focus on inventory management. As a result, merchandise sales gross profit increased 4% to $37.2 million.
Jewelry scrapping sales gross profit increased 38% to $1.9 million on higher volume and scrapping margins as a result of increased gold market prices, with margins up 200 basis points to 19%.

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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and so are not directly calculable from the above rates. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and six months ended March 31 were as follows:

	March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2020	2019	2020	2019	2020	2019

Mexican peso	23.8	19.4	20.0	19.2	19.6	19.5
Guatemalan quetzal	7.6	7.6	7.5	7.6	7.5	7.6
Honduran lempira	24.4	24.3	24.3	24.2	24.3	24.1
Peruvian sol	3.4	3.3	3.4	3.3	3.3	3.3

Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Financial Information."

	Three Months Ended March 31,
	2020 (GAAP)	2019 (GAAP)	Change (GAAP)	2020 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$18,522	$20,001	(7)%	$18,866	(6)%

Merchandise sales	27,383	24,628	11%	28,032	14%
Merchandise sales gross profit	6,893	7,756	(11)%	7,037	(9)%
Gross margin on merchandise sales	25%	31%	(600)bps	25%	(600)bps

Jewelry scrapping sales	2,219	2,464	(10)%	2,259	(8)%
Jewelry scrapping sales gross profit	402	202	99%	400	98%
Gross margin on jewelry scrapping sales	18%	8%	1,000bps	18%	1,000bps

Other revenues, net	(12)	25	*	(11)	*
Net revenues	25,805	27,984	(8)%	26,292	(6)%

Segment operating expenses:
Operations	18,469	18,223	1%	19,043	4%
Impairment of goodwill and intangible assets	35,936	—	*	37,055	*
Depreciation and amortization	1,940	1,495	30%	1,989	33%
Segment operating (loss) contribution	(30,540)	8,266	(469)%	(31,795)	(485)%

Other segment income (a)	(399)	(1,190)	(66)%	(59)	(95)%
Segment (loss) contribution	$(30,141)	$9,456	(419)%	$(31,736)	(436)%

Other data:
Net earning assets (b)	$70,318	$78,488	(10)%	$79,874	2%
Inventory turnover	2.5	2.3	9%	2.5	9%
Average monthly ending pawn loan balance per store (c)	$83	$90	(8)%	$87	(3)%
Monthly average yield on pawn loans outstanding	15%	16%	(100)bps	15%	(100)bps
Pawn loan redemption rate (d)	78%	79%	(100)bps	78%	(100)bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)
Fiscal 2020 constant currency amount excludes net GAAP basis foreign currency transaction gains of $0.3 million resulting from movement in exchange rates. The net foreign currency transaction gains for fiscal 2019 of $0.1 million are included in the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(d)	Rate is solely inclusive of results from Mexico Pawn.

In the current quarter, our Latin America pawn segment opened nine de novo stores.
Segment contribution decreased $39.6 million, or 419%, to $(30.1) million (436% on a constant currency basis) primarily due to the goodwill impairment charges recorded during the quarter. Excluding those charges, segment contribution decreased $3.7 million, or 39%, to $5.8 million (44% on a constant currency basis) with a net revenue decline of $2.2 million, or 8% ($1.7 million, or 6%, on a constant currency basis), to $25.8 million. Operations expenses were tightly managed with an increase of $0.2 million, or 1% ($0.8 million, or 4% on a constant currency basis), to $18.5 million.
The change in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(1.8)	$(1.1)	$(2.9)
New stores and other	0.3	0.2	0.5
Total	$(1.5)	$(0.9)	$(2.4)
Change in jewelry scrapping sales gross profit and other revenues			0.2
Total change in net revenue			$(2.2)

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(1.4)	$(1.0)	$(2.4)
New stores and other	0.3	0.2	0.5
Total	$(1.1)	$(0.8)	$(1.9)
Change in jewelry scrapping sales gross profit and other revenues			0.2
Total change in net revenue			$(1.7)
Pawn service charges decreased 7% (6% on a constant currency basis). The average ending monthly pawn loan balance outstanding during the current quarter was down 8% (3% on a constant currency basis). We have experienced a substantial decline in new loans activity and associated loan balances since mid-March 2020 and continuing as a result of a change in customer borrowing behaviors due to COVID-19.
Merchandise sales increased 11% (14% on a constant currency basis) with margins down 600 basis point as we continue with efforts to reduce aged general merchandise. As a result of these factors and foreign currency impacts, merchandise sales gross profit was down 11% to $6.9 million (9% to $7.0 million on a constant currency basis).
Jewelry scrapping sales decreased 10% (8% on a constant currency basis) as airport closings limited many stores ability to scrap and export their gold, however with a 1,000 basis point increase in margin to 18% as we benefited from an overall increase in gold market prices.

Lana
The following table presents selected financial data for the Lana segment:

	Three Months Ended March 31,		Percentage Change
	2020	2019

	(in thousands)
Operations expense and other	$1,098	$1,523	(28)%
Segment loss	$(1,098)	$(1,523)	(28)%
We launched our customer-centric digital engagement platform (“Lana”) in the prior quarter, initially serving customers in selected Florida locations. This platform currently offers the ability for customers at selected locations to remotely extend their pawn loans through digital payments using their Lana account, and will allow us to leverage our existing store and pawn customer base to expand customer acquisition and retention and enable rapid deployment of new products. Discrete revenues to date are minimal as the product offering launched late in the first quarter of fiscal 2020, and all fees from pawn loan extensions, including those made through the Lana platform, are reported in the pawn segments.
Other International
The following table presents selected financial data for the Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Three Months Ended March 31,		Percentage Change
	2020	2019

	(in thousands)
Net revenues:
Consumer loan fees, interest and other	$1,294	$1,223	6%
Consumer loan bad debt	(488)	(407)	20%
Net revenues	806	816	(1)%

Segment operating expenses:
Operating expenses	1,583	2,622	(40)%
Impairment of goodwill and intangible assets	1,124	—	*
Equity in net income of unconsolidated affiliates	(1,184)	(431)	175%
Segment operating income (loss)	(717)	(1,375)	*

Other segment expense	174	6,861	(97)%
Segment contribution (loss)	$(891)	$(8,236)	*

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution was $(0.9) million, an improvement of $7.3 million from the prior-year quarter primarily due to:

•	A $6.5 million impairment of Cash Converters International in the prior-year quarter with no impairment in the current quarter; and

•	A decrease in operating expenses of $0.9 million subsequent to the deconsolidation of a previously consolidated variable interest entity ("RDC") in mid-fiscal 2019; and

•	An impairment of $1.1 million of certain long-lived assets in the current quarter.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended March 31,		Percentage Change
	2020	2019

	(in thousands)
Segment contribution	$(11,709)	$28,131	(142)%
Corporate expenses (income):
Administrative	14,620	14,964	(2)%
Depreciation and amortization	2,711	2,458	10%
Loss on sale or disposal of assets and other	384	—	*
Interest expense	5,325	8,407	(37)%
Interest income	(572)	(2,695)	(79)%
Other income	(72)	(22)	227%
(Loss) income from continuing operations before income taxes	(34,105)	5,019	(780)%
Income tax expense	6,749	2,360	186%
(Loss) income from continuing operations, net of tax	(40,854)	2,659	(1,636)%
Loss from discontinued operations, net of tax	(20)	(18)	11%
Net (loss) income	(40,874)	2,641	(1,648)%
Net loss attributable to noncontrolling interest	—	(753)	(100)%
Net (loss) income attributable to EZCORP, Inc.	$(40,874)	$3,394	(1,304)%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution decreased 142% over the prior-year quarter, including the goodwill and intangible assets impairment of $47.1 million recorded in the current quarter and a $6.5 million prior-year quarter impairment related to our investment in Cash Converters International, offset by mixed results in our US Pawn and Latin America Pawn segments partially as a result of the COVID-19 pandemic.
Interest expense decreased $3.1 million, or 37%, primarily due to the reduction of interest expense on our 2.125% Cash Convertible Senior Notes Due 2019 ("2019 Convertible Notes") which were repaid in June 2019. Prior to repayment, the principal amount of these notes was $195.0 million.
Interest income decreased $2.1 million, or 79%, primarily due to the declining principal balance on the Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") notes receivable as they are repaid in accordance with their agreed amortization schedule, in addition to the reduction of interest earned on outstanding cash balances after our 2019 Convertible Notes were repaid in June 2019. The March 2020 payment on the Grupo Finmart notes was paid into an escrow account pending resolution of an outstanding indemnity claim for pre-closing taxes.
Income tax expense increased $4.4 million due primarily to a $39 million decrease in income from continuing operations before income taxes offset by a $20 million increase resulting from non-deductible goodwill impairments and $1.6 million to correct the calculation of certain transaction tax liabilities in prior periods. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations.

Six Months Ended March 31, 2020 vs. Six Months Ended March 31, 2019
These tables, as well as the discussion that follows, should be read with the accompanying condensed consolidated financial statements and related notes. All comparisons, unless otherwise noted, are to the prior year-to-date period.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Six Months Ended March 31,		Change
	2020	2019

	(in thousands)
Net revenues:
Pawn service charges	$125,790	$126,023	—%

Merchandise sales	197,801	191,735	3%
Merchandise sales gross profit	71,151	71,659	(1)%
Gross margin on merchandise sales	36%	37%	(100)bps

Jewelry scrapping sales	15,776	14,468	9%
Jewelry scrapping sales gross profit	3,221	2,387	35%
Gross margin on jewelry scrapping sales	20%	16%	400bps

Other revenues	67	91	(26)%
Net revenues	200,229	200,160	—%

Segment operating expenses:
Operations	135,678	135,435	—%
Impairment of goodwill and intangible assets	10,000	—	*
Depreciation and amortization	5,576	6,017	(7)%
Segment operating contribution	48,975	58,708	(17)%

Other segment expense	—	2,852	(100)%
Segment contribution	$48,975	$55,856	(12)%

Other data:
Average monthly ending pawn loan balance per store (a)	$286	$292	(2)%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate	86%	84%	200bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Segment contribution decreased $7.0 million due to the goodwill impairment charge recorded during the quarter. Excluding that charge, segment contribution decreased $3.1 million, or 6%, to $59.0 million. While net revenue was flat at $200.2 million, total expenses decreased $3.1 million to $141.3 million due primarily a $2.9 million prior-period recognition of an uncollectible receivable balance from a bankrupt refining partner with no comparable charge in the current period. Excluding the impairment, operations expenses were tightly managed and were flat to the prior-year six-months

The change in net revenue attributable to same stores and new stores added since the prior-year is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(1.2)	$(1.2)	$(2.4)
New stores and other	0.9	0.7	1.6
Total	$(0.3)	$(0.5)	$(0.8)
Change in jewelry scrapping sales gross profit and other revenues			0.8
Total change in net revenue			$—
Pawn service charges were flat as a higher yield offset a 2% decrease in average ending monthly pawn loan balances outstanding during the current six-months. We have experienced a substantial decline in new loans activity and associated loan balances since mid-March 2020 and continuing as a result of a change in customer borrowing behaviors due to COVID-19.
Merchandise sales increased 3% with margins down 100 basis points to 36%, the low end of our target range, as we continue to focus on inventory management. As a result of the net impact of the increase in sales offset by decreased margin, merchandise sales gross profit decreased 1% to $71.2 million.
Jewelry scrapping sales gross profit increased 35% to $3.2 million due primarily to higher scrapping margins as a result of increased gold market prices. Scrap sales margins increased 400 basis points to 20%.

Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Financial Information” above.

	Six Months Ended March 31,
	2020 (GAAP)	2019 (GAAP)	Change (GAAP)	2020 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$39,157	$39,295	—%	$39,063	(1)%

Merchandise sales	58,757	50,549	16%	58,557	16%
Merchandise sales gross profit	15,555	15,713	(1)%	15,469	(2)%
Gross margin on merchandise sales	26%	31%	(500)bps	26%	(500)bps

Jewelry scrapping sales	5,630	5,193	8%	5,624	8%
Jewelry scrapping sales gross profit	814	391	108%	806	106%
Gross margin on jewelry scrapping sales	14%	8%	600bps	14%	600bps

Other revenues, net	13	67	(81)%	14	(79)%
Net revenues	55,539	55,466	—%	55,352	—%

Segment operating expenses:
Operations	38,452	36,419	6%	39,115	7%
Impairment of goodwill and intangible assets	35,936	—	*	36,556	*
Depreciation and amortization	3,829	2,917	31%	3,823	31%
Segment operating (loss) contribution	(22,678)	16,130	(241)%	(24,142)	(250)%

Other segment income (a)	(664)	(117)	468%	(254)	117%
Segment (loss) contribution	$(22,014)	$16,247	(235)%	$(23,888)	(247)%

Other data:
Average monthly ending pawn loan balance per store (b)	$86	$90	(4)%	$86	(4)%
Monthly average yield on pawn loans outstanding	16%	16%	—	16%	—
Pawn loan redemption rate	78%	79%	(100)bps	78%	(100)bps

(a)
Fiscal 2020 constant currency amount excludes net GAAP basis foreign currency transaction gains of $0.4 million gains resulting from movement in exchange rates. The net foreign currency transaction gains for fiscal 2019 were nominal and are included in the above results.

(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
In the current-year six-months, our Latin America pawn segment opened 13 de novo stores.
Segment contribution decreased $38.3 million, or 235%, to $22.0 million (247% on a constant currency basis) primarily due to the goodwill impairment charges recorded during the quarter. Excluding those charges, segment contribution decreased $2.3 million, or 14%, to $13.9 million (22% on a constant currency basis) with flat net revenue. Operations expense were tightly managed and increased $2.0 million, or 6% (7% on a constant currency basis), to $38.5 million due primarily to new store openings, along with relocations and expansions of existing stores.

The change in net revenue attributable to same stores and new stores added since the prior-year is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(0.8)	$(0.6)	$(1.4)
New stores and other	0.7	0.4	1.1
Total	$(0.1)	$(0.2)	$(0.3)
Change in jewelry scrapping sales gross profit and other revenues			0.4
Total change in net revenue			$0.1

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(0.9)	$(0.7)	$(1.6)
New stores and other	0.7	0.4	1.1
Total	$(0.2)	$(0.3)	$(0.5)
Change in jewelry scrapping sales gross profit and other revenues			0.4
Total change in net revenue			$(0.1)
Pawn service charges were flat (down 1% on a constant currency basis). The average ending monthly pawn loan balance outstanding during the current-year six-months was down 4% on a GAAP and constant currency basis, offset by the addition of new stores since the prior-year. We have experienced a substantial decline in new loans activity and associated loan balances since mid-March 2020 and continuing as a result of a change in customer borrowing behaviors due to COVID-19.
Merchandise sales increased 16% on a GAAP and constant currency basis as we continue with efforts to reduce aged general merchandise at a higher cost basis, with an offsetting 500 basis point decline in margins. As a result of these factors and foreign currency impacts, merchandise sales gross profit was down 1% to $15.6 million (2% to $15.5 million on a constant currency basis).
Jewelry scrapping sales increased 8% on a GAAP and constant currency basis, with a 600 basis point increase in margin to 14% as we benefited from an overall increase in gold market prices.
Lana
The following table presents selected financial data for the Lana segment:

	Six Months Ended March 31,		Percentage Change
	2020	2019

	(in thousands)
Operations expense and other	$2,423	$3,613	(33)%
Segment loss	$(2,423)	$(3,613)	(33)%
Discrete revenues to date are minimal as the product offering launched late in the first quarter of fiscal 2020, and all fees from pawn loan extensions, including those made through the Lana platform, are reported in the pawn segments.
Operations expense decreased $1.2 million from the prior-year six-months primarily as a result of the capitalization of costs related to the Lana platform during and subsequent to the development stage.

Other International
The following table presents selected financial data from continuing operations for the Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Six Months Ended March 31,		Percentage Change
	2020	2019

	(in thousands)
Net revenues:
Consumer loan fees, interest and other	$2,686	$3,004	(11)%
Consumer loan bad debt	(1,024)	(891)	15%
Net revenues	1,662	2,113	(21)%

Segment operating expenses:
Operating expenses	2,850	5,293	(46)%
Impairment of goodwill and intangible assets	1,124	—	*
Equity in net loss of unconsolidated affiliates	4,713	688	585%
Segment operating loss	(7,025)	(3,868)	82%

Other segment expense	343	20,229	(98)%
Segment loss	$(7,368)	$(24,097)	(69)%

*	Represents a percentage computation that is not mathematically meaningful.
Segment loss was $7.4 million, an improvement of $16.7 million from the prior-year primarily due to:

•	A $19.7 million impairment of Cash Converters International in the prior-year with no impairment in the current-year six-months; and

•	A decrease in operating expenses of $2.5 million related to the deconsolidation of a previously consolidated variable interest entity ("RDC") in mid-fiscal 2019; and

•	An impairment of $1.1 million of certain long-lived assets in the current quarter; and

•	A $7.1 million charge, ($10.1 million, net of a $3.0 million tax benefit) in the first quarter of fiscal 2020 for our share of the Cash Converters International settlement of a class action lawsuit.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Six Months Ended March 31,		Percentage Change
	2020	2019

	(in thousands)
Segment contribution	$17,170	$44,393	(61)%
Corporate expenses (income):
Administrative	32,109	28,129	14%
Depreciation and amortization	5,644	4,808	17%
Loss on sale or disposal of assets	1,100	—	*
Interest expense	10,492	17,097	(39)%
Interest income	(1,027)	(5,615)	(82)%
Other income	(67)	(304)	(78)%
(Loss) Income from continuing operations before income taxes	(31,081)	278	(11,280)%
Income tax expense	8,508	1,279	565%
Loss from continuing operations, net of tax	(39,589)	(1,001)	*
Loss from discontinued operations, net of tax	(47)	(201)	(77)%
Net loss	(39,636)	(1,202)	*
Net loss attributable to noncontrolling interest	—	(1,230)	(100)%
Net (loss) income attributable to EZCORP, Inc.	$(39,636)	$28	(141,657)%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution decreased 61% over the prior-year, primarily related to the goodwill and intangible asset impairment of $47.1 million recorded in the second quarter, mixed results in our US Pawn and Latin America Pawn segments partially as a result of the COVID-19 pandemic, partially offset by a $19.7 million prior-year quarter impairment related to our investment in Cash Converters International.
Administrative expenses increased $4.1 million primarily as a result of higher labor, including severance costs, cloud computing costs and professional fees. Professional fees include costs related to the remediation of the material weakness in our information technology general controls, fees related to the current quarter adoption of a new lease accounting standard, and other smaller items.
Loss on sale or disposal of assets and other includes $1.1 million due to the termination of non-core software projects.
Interest expense decreased $6.6 million, or 39%, primarily due to the reduction of interest expense on our 2.125% Cash Convertible Senior Notes Due 2019 ("2019 Convertible Notes") which were repaid June 17, 2019. Prior to repayment, the principal amount of these notes was $195.0 million.
Interest income decreased $4.6 million, or 82%, primarily due to the declining principal balance on the Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") notes receivable, in addition to the reduction of interest earned on outstanding cash balances after our 2019 Convertible Notes were repaid in June 2019.
Income tax expense increased $7.2 million due primarily to:

•	A $31 million decrease in income from continuing operations before income taxes offset by a $20 million increase resulting from non-deductible goodwill impairments;

•
A $0.7 million reduction in tax benefit from the December 2019 vesting of restricted stock units compared to the prior estimates of the related tax benefit that was recorded over their 3-year vesting period; and

•	$1.6 million to reverse the calculation of certain transaction tax liabilities in prior periods.

Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations.
Liquidity and Capital Resources
Cash Flows
The table and discussion below present a summary of the selected sources and uses of our cash:

	Six Months Ended March 31,		Percentage Change
	2020	2019

	(in thousands)
Cash flows from operating activities	$21,271	$50,623	58%
Cash flows from investing activities	28,636	14,915	(92)%
Cash flows used in financing activities	(7,256)	(2,731)	(166)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7,364)	(599)	(1,129)%
Net increase in cash, cash equivalents and restricted cash	$35,287	$62,208	43%
Change in Cash and Cash Equivalents and Restricted Cash for the Six Months Ended March 31, 2020 vs. Six Months Ended March 31, 2019
The decrease in cash flows from operating activities year-over-year was due to $34.7 million of changes in working capital, offset by a $5.4 million increase in net income, exclusive of non-cash items. Changes in working capital included certain required prepayments and payments of accounts payable, including certain discrete items, accrued as of September 30, 2019.
The increase in cash flows from investing activities year-over-year was primarily due to a $22.0 million net decrease in investment in customer loan growth, partially offset by a $10.6 million net decrease in principal collections on notes receivable.
The decrease in cash flows used in financing activities year-over-year was primarily due to $5.2 million in common stock repurchases.
The net effect of these and other smaller items was a $35.3 million increase in cash on hand during the current year-to-date period, resulting in a $197.7 million ending cash and restricted cash balance. Of the ending cash balance at March 31, 2020, $34.9 million was unavailable to fund domestic operations as we intend to permanently reinvest those funds in our foreign operations.
Sources and Uses of Cash
In December 2019, our Board of Directors authorized a stock repurchase program that will allow us to repurchase up to $60 million of our Class A Non-voting Common Stock over three years. On March 20, 2020, we suspended the repurchase of shares under the program in order to preserve current liquidity given the uncertainty of the impact of the COVID-19 pandemic to our operations. The resumption of our stock repurchase program and the amount and timing of purchases will be dependent on a variety of factors. These factors include the return to normal business conditions, stock price, trading volume, general market conditions, legal and regulatory requirements, the level of cash flows, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. During the three and six months ended March 31, 2020, we repurchased and retired 800,740 and 943,149 shares of our Class A Common Stock for $4.2 million and $5.2 million, respectively.
We anticipate that cash flow from operations and cash on hand will be adequate to fund any future stock repurchases, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through fiscal 2020. We continue to explore accretive acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Given the current uncertainty related to the COVID-19 pandemic, we may adjust our capital or other expenditures.
Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2019, we reported that we had $631.7 million in total contractual obligations as of September 30, 2019 There have been no material changes to this total obligation since September 30, 2020, other than changes as the result of adoption of accounting standards as further discussed in Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2019, these collectively amounted to $22.5 million.
Recently Adopted Accounting Policies and Recently Issued Accounting Pronouncements
See Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like "may," "should," "could," "will," "predict," "anticipate," "believe," "estimate," "expect," "intend," "plan," "projection" and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2019 and "Part II, Item 1A — Risk Factors" of this Report.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended September 30, 2019. With the exception of the impacts of COVID-19, which are discussed elsewhere in this Report, there have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2019.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2020 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.
Changes in Internal Control over Financial Reporting
We implemented internal controls to ensure we adequately evaluated our leases and properly assessed the impact of Topic 842 on our financial statements upon adoption on October 1, 2019. There were no significant changes to our internal control over financial reporting due to the adoption of the new standard.
During the second quarter of fiscal 2019, we identified deficiencies in our information technology general controls (ITGCs) that are designed to prevent or detect unauthorized access or changes to certain information technology (IT) systems that support our financial reporting processes. Our related IT dependent manual and application controls that are impacted by the affected ITGCs were also deemed ineffective as they rely on reports generated by the IT systems subject to ITGCs, resulting in our inability to place reliance on internal controls over related financial statement accounts and assertions. At that time, we determined that the ITGC deficiencies represent a material weakness in our internal control over financial reporting and reported that material weakness in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. Because we have not fully remediated that material weakness as of March 31, 2020, we have concluded that our internal control over financial reporting was not effective as of that date.
During the quarter ended March 31, 2020, we have continued to implement, manage and monitor a remediation plan focused on IT control enhancements across our logical access and change management processes, including the evaluation of automation tools, where applicable, and database monitoring activities. Management believes it is taking the appropriate steps to remediate the underlying ITGC deficiencies, including allowing the controls to operate for a time period to produce sufficient testing sample sizes.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."

ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2019, as supplemented by the information set forth below.
Public health issues, including the current COVID-19 pandemic, could adversely affect our financial condition, results of operations or liquidity.
Our business may be impacted by public health issues, including pandemics and the spread of contagious diseases. Such public health issues, and the government and consumer responses thereto, may (i) limit our ability to supply products and services to our customers as a result of store closures, reduced access to or foot traffic in our stores, or labor shortages, (ii) adversely affect the demand for our products and services or (iii) cause other unforeseen negative developments. Any of these factors may adversely affect our financial condition, results of operations or liquidity.
The outbreak of COVID-19 has affected our operations beginning primarily in March 2020. Governmental fiscal stimulus response, stay-at-home orders and business restrictions, health agency guidance regarding social distancing and public perceptions of the risks associated with the COVID-19 pandemic have resulted in a reduction in the demand for pawn loans with a resulting significant decline in pawn loan balances. See “Part I, Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition - Impact of COVID-19.” The decline in pawn loan balances will negatively impact our financial performance for the remainder of fiscal 2020 and may impact our results of operations, financial condition and liquidity in future periods. The extent of the impact is dependent upon a number of factors, including the longevity and severity of the pandemic, the pace of business reopenings and rebound, the impact of government responses and the degree to which customer behaviors return to historical norms.
Goodwill comprises a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down and could have a material adverse effect on our results of operations and financial condition.
As discussed in Note 2 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements," during the current quarter, we recorded significant impairment charges to goodwill, the fair value an acquired trade name and the carrying amount of certain long-lived asset groups. In light of these impairment charges, specific reference is made to the risk factor regarding goodwill and other intangible asset impairments on page 16 of our Annual Report on Form 10-K for the year ended September 30, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended March 31, 2020. On March 20, 2020, we suspended the repurchase of shares in order to preserve current liquidity as a result of the uncertainties regarding the impact of the COVID-19 pandemic. All repurchases to date were made in open market transactions at prevailing market prices and were executed pursuant to a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934.

	Total Number of Shares Purchased	Total Price Paid for Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (1)

	(in thousands, except average price paid per share data)
January 1, 2020 through January 31, 2020	260	$1,662	$6.41	260	$57,375
February 1, 2020 through February 29, 2020	301	1,504	4.99	301	55,871
March 1, 2020 through March 31, 2020	240	1,029	4.28	240	54,841
Total	801	$4,195	$5.24	801	$54,841

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

The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the six months ended March 31, 2020.

Plan Authorization Date	Plan Completion Date	Dollar Amount Authorized	Shares Purchased in Fiscal 2020	Dollar Amount Purchased in Fiscal 2020	Remaining Dollar Amount Authorized for Future Purchases

	(in thousands, except average price paid per share data)
December 2, 2019	Currently Active	$60,000	943	$5,159	$54,841
Total		$60,000	943	$5,159	$54,841

ITEM 6. EXHIBITS
The following exhibits are filed with, or incorporated by reference into, this report.

Exhibit No.	Description of Exhibit

10.1†	Separation Agreement and Release, dated February 24, 2020, between the Company and Daniel M. Chism (former Chief Financial Officer)
31.1†	Certification of Stuart I. Grimshaw, Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2†
Certification of Jason A. Kulas, President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††
Certifications of Stuart I. Grimshaw, Chief Executive Officer, and Jason A. Kulas, President and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†††	XBRL Instance Document
101.SCH†††	XBRL Taxonomy Extension Schema Document
101.CAL†††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†††	XBRL Taxonomy Label Linkbase Document
101.PRE†††	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
††	Furnished herewith.
†††
Filed herewith as Exhibit 101 to this report are the following formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2020, March 31, 2019 and September 30, 2019; (ii) Condensed Consolidated Statements of Operations for the three and six months ended March 31, 2020 and March 31, 2010; (iii) Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended March 31, 2020 and March 31, 2019; (iv) Condensed Consolidated Statements of Stockholders' Equity for the periods ended March 31, 2020 and March 31, 2019; (v) Condensed Consolidated Statements of Cash Flows for the six months ended March 31, 2020 and March 31, 2019; and (vi) Notes to Interim Condensed Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	May 11, 2020	/s/ Jason A. Kulas
Jason A. Kulas, President and Chief Financial Officer