Form 10-Q
period 2020-06-30
EZCORP INC
filed 2020-08-04
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020 or

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
As of July 27, 2020, 52,097,590 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share amounts)

	June 30, 2020	June 30, 2019	September 30, 2019

	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$311,130	$138,922	$157,567
Restricted cash	4,000	—	4,875
Pawn loans	113,290	190,299	199,058
Pawn service charges receivable, net	17,432	29,847	31,802
Inventory, net	123,112	175,802	179,355
Notes receivable, net	3,866	16,166	7,182
Prepaid expenses and other current assets	25,754	37,365	25,921
Total current assets	598,584	588,401	605,760
Investments in unconsolidated affiliates	29,483	30,922	34,516
Property and equipment, net	58,098	66,214	67,357
Lease right-of-use asset	204,591	—	—
Goodwill	257,326	300,700	300,527
Intangible assets, net	65,003	63,646	68,044
Notes receivable, net	1,140	10,912	1,117
Deferred tax asset, net	5,505	3,956	1,998
Other assets	4,572	4,472	4,383
Total assets	$1,224,302	$1,069,223	$1,083,702

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$268	$215	$214
Accounts payable, accrued expenses and other current liabilities	58,358	59,981	77,957
Customer layaway deposits	11,902	12,750	12,915
Lease liability	48,840	—	—
Total current liabilities	119,368	72,946	91,086
Long-term debt, net	247,618	235,449	238,380
Deferred tax liability, net	2,165	7,522	1,985
Lease liability	167,716	—	—
Other long-term liabilities	7,523	5,990	7,302
Total liabilities	544,390	321,907	338,753
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $.01 per share; shares authorized: 100 million; issued and outstanding: 52,097,590 as of June 30, 2020; 52,475,070 as of June 30, 2019; and 52,565,064 as of September 30, 2019	521	524	526
Class B Voting Common Stock, convertible, par value $.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	408,601	404,880	407,628
Retained earnings	341,517	389,808	389,163
Accumulated other comprehensive loss	(70,757)	(47,926)	(52,398)
Total equity	679,912	747,316	744,949
Total liabilities and equity	$1,224,302	$1,069,223	$1,083,702
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019

	(Unaudited)
	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$136,537	$103,902	$393,095	$346,186
Jewelry scrapping sales	20,303	18,212	41,709	37,873
Pawn service charges	52,460	78,980	217,407	244,298
Other revenues	933	1,371	3,740	4,533
Total revenues	210,233	202,465	655,951	632,890
Merchandise cost of goods sold	91,859	70,271	261,711	225,183
Jewelry scrapping cost of goods sold	16,158	15,765	33,529	32,648
Other cost of revenues	32	576	1,093	1,467
Net revenues	102,184	115,853	359,618	373,592
Operating expenses:
Operations	83,838	86,095	262,835	266,737
Administrative	14,688	13,685	46,797	41,814
Impairment of goodwill and intangible assets	—	—	47,060	—
Depreciation and amortization	7,679	7,254	23,174	21,114
Loss on sale or disposal of assets and other	255	24	1,260	3,643
Total operating expenses	106,460	107,058	381,126	333,308
Operating (loss) income	(4,276)	8,795	(21,508)	40,284
Interest expense	5,379	9,832	16,589	27,212
Interest income	(628)	(3,172)	(2,412)	(9,637)
Equity in net (income) loss of unconsolidated affiliates	1,183	(1,320)	5,896	(632)
Impairment of investment in unconsolidated affiliates	—	—	—	19,725
Other (income) expense	8	(4)	(282)	(121)
(Loss) income from continuing operations before income taxes	(10,218)	3,459	(41,299)	3,737
Income tax (benefit) expense	(4,751)	98	3,757	1,377
(Loss) income from continuing operations, net of tax	(5,467)	3,361	(45,056)	2,360
Loss from discontinued operations, net of tax	(20)	(203)	(67)	(404)
Net (loss) income	(5,487)	3,158	(45,123)	1,956
Net loss attributable to noncontrolling interest	—	—	—	(1,230)
Net (loss) income attributable to EZCORP, Inc.	$(5,487)	$3,158	$(45,123)	$3,186

Basic (loss) earnings per share attributable to EZCORP, Inc. — continuing operations	$(0.10)	$0.06	$(0.81)	$0.06
Diluted (loss) earnings per share attributable to EZCORP, Inc. — continuing operations	$(0.10)	$0.06	$(0.81)	$0.06

Weighted-average basic shares outstanding	55,068	55,445	55,395	55,306
Weighted-average diluted shares outstanding	55,231	55,487	55,483	55,327
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019

	(Unaudited)
	(in thousands)
Net (loss) income	$(5,487)	$3,158	$(45,123)	$1,956
Other comprehensive (loss) income:
Foreign currency translation loss, net of income tax benefit for our investment in unconsolidated affiliate of $561 and $181 for the three and nine months ended June 30, 2020, respectively, and $45 and ($470) for the three and nine months ended June 30, 2019.	5,416	2,024	(18,359)	(5,570)
Comprehensive (loss) income	(71)	5,182	(63,482)	(3,614)
Comprehensive loss attributable to noncontrolling interest	—	—	—	(1,230)
Comprehensive (loss) income attributable to EZCORP, Inc.	$(71)	$5,182	$(63,482)	$(2,384)
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2018)
	(in thousands)
Balances as of September 30, 2018	54,585	$546	$397,927	$386,622	$(42,356)	$(3,331)	$739,408
Stock compensation	—	—	2,247	—	—	—	2,247
Release of restricted stock	860	8	—	—	—	—	8
Taxes paid related to net share settlement of equity awards	—	—	(3,288)	—	—	—	(3,288)
Transfer of subsidiary shares to noncontrolling interest	—	—	3,195	—	—	(3,195)	—
Foreign currency translation loss	—	—	—	—	(6,383)	—	(6,383)
Net loss	—	—	—	(3,366)	—	(477)	(3,843)
Balances as of December 31, 2018	55,445	$554	$400,081	$383,256	$(48,739)	$(7,003)	$728,149
Stock compensation	—	—	2,424	—	—	—	2,424
Deconsolidation of subsidiary	—	—	—	—	—	7,756	7,756
Foreign currency translation loss	—	—	—	—	(1,211)	—	(1,211)
Net income (loss)	—	—	—	3,394	—	(753)	2,641
Balances as of March 31, 2019	55,445	$554	$402,505	$386,650	$(49,950)	$—	$739,759
Stock compensation	—	—	2,375	—	—	—	2,375
Foreign currency translation gain	—	—	—	—	2,024	—	2,024
Net income	—	—	—	3,158	—	—	3,158
Balances as of June 30, 2019	55,445	$554	$404,880	$389,808	$(47,926)	$—	$747,316

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
	Shares	Par Value

	(Unaudited, except balances as of September 30, 2019)
	(in thousands)
Balances as of September 30, 2019	55,535	$556	$407,628	$389,163	$(52,398)	$744,949
Stock compensation	—	—	1,695	—	—	1,695
Release of restricted stock	463	5	—	—	—	5
Taxes paid related to net share settlement of equity awards	—	—	(1,395)	—	—	(1,395)
Foreign currency translation gain	—	—	—	—	6,071	6,071
Purchase and retirement of treasury stock	(142)	(2)	(488)	(473)	—	(963)
Net income	—	—	—	1,238	—	1,238
Balances as of December 31, 2019	55,856	$559	$407,440	$389,928	$(46,327)	$751,600
Stock compensation	—	—	930	—	—	930
Release of restricted stock	13	1	—	—	—	1
Taxes paid related to net share settlement of equity awards	—	—	(63)	—	—	(63)
Foreign currency translation loss	—	—	—	—	(29,846)	(29,846)
Purchase and retirement of treasury stock	(801)	(9)	(2,136)	(2,050)	—	(4,195)
Net loss	—	—	—	(40,874)	—	(40,874)
Balances as of March 31, 2020	55,068	$551	$406,171	$347,004	$(76,173)	$677,553
Stock compensation	—	—	2,430	—	—	2,430
Foreign currency translation gain	—	—	—	—	5,416	5,416
Net loss	—	—	—	(5,487)	—	(5,487)
Balances as of June 30, 2020	55,068	$551	$408,601	$341,517	$(70,757)	$679,912
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30,
	2020	2019

	(Unaudited)
	(in thousands)
Operating activities:
Net (loss) income	$(45,123)	$1,956
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	23,174	21,114
Amortization of debt discount and deferred financing costs	9,814	16,613
Amortization of lease right-of-use asset	34,265	—
Accretion of notes receivable discount and deferred compensation fee	(688)	(3,788)
Deferred income taxes	(3,327)	5,003
Impairment of goodwill and intangible assets	47,060	—
Impairment of investment in unconsolidated affiliate	—	19,725
Other adjustments	2,128	1,875
Reserve on jewelry scrap receivable	—	3,646
Stock compensation expense	5,093	7,036
Equity in net loss (gain) from investment in unconsolidated affiliates	5,896	(632)
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	14,076	1,301
Inventory	7,990	1,377
Prepaid expenses, other current assets and other assets	(3,348)	(4,194)
Accounts payable, accrued expenses and other liabilities	(40,450)	(1,477)
Customer layaway deposits	(709)	949
Income taxes	514	(5,527)
Net cash provided by operating activities	56,365	64,977
Investing activities:
Loans made	(442,752)	(542,512)
Loans repaid	321,718	328,079
Recovery of pawn loan principal through sale of forfeited collateral	248,290	211,979
Additions to property and equipment, net	(20,867)	(24,568)
Acquisitions, net of cash acquired	—	(8,116)
Principal collections on notes receivable	4,000	21,900
Net cash provided by (used in) investing activities	110,389	(13,238)
Financing activities:
Taxes paid related to net share settlement of equity awards	(1,458)	(3,288)
Payout of deferred consideration	(350)	—
Proceeds from borrowings, net of issuance costs	(106)	1,064
Payments on borrowings	(316)	(195,877)
Repurchase of common stock	(5,158)	—
Net cash used in financing activities	(7,388)	(198,101)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(6,678)	(294)
Net increase (decrease) in cash, cash equivalents and restricted cash	152,688	(146,656)
Cash, cash equivalents and restricted cash at beginning of period	162,442	285,578
Cash, cash equivalents and restricted cash at end of period	$315,130	$138,922

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$200,160	$221,940

See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
Notes to Interim Condensed Consolidated Financial Statements (Unaudited)
June 30, 2020
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
When used in this report, the terms “we,” “us,” “our,” “EZCORP” and the “Company” mean EZCORP, Inc. and its consolidated subsidiaries, collectively.
We are a leading provider of pawn loans in the United States and Latin America. Pawn loans are non-recourse loans collateralized by tangible property. We also sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers. Additionally, we operate a small number of financial services stores in Canada.
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
Our business is subject to seasonal variations, and operating results for the three and nine months ended June 30, 2020 and 2019 (the "current quarter" and "current nine-months" and "prior-year quarter" and "prior-year nine-months," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
There have been no changes in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2019, other than those described below and in Note 12.
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. The Company regularly evaluates estimates and judgments, including those related to revenue recognition, inventories, loan loss allowances, long-lived and intangible assets, share-based compensation, income taxes, contingencies and litigation. The Company bases its estimates on historical experience, observable trends and various other assumptions that it believes to be reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Actual results may differ materially and adversely from the Company's estimates under different assumptions or conditions.
Impact of COVID-19
In December 2019, a novel strain of coronavirus “COVID-19” was identified in Wuhan, China. COVID-19 has caused a global health emergency and was declared a worldwide pandemic by the World Health Organization on March 11, 2020. In an effort to slow and contain the spread of COVID-19, local, state and national governments implemented various measures, which have impacted businesses worldwide.
The Company began to see the impact of COVID-19 to our operations in mid-March when the closure of non-essential businesses and the implementation of stay-at-home requirements began in our geographic locations. During the third quarter, we were able to keep virtually all of our stores in the U.S. and Mexico open for business and operating under enhanced safety measures and restrictions on occupancy, but store closure orders in our GPMX countries (Guatemala, El Salvador, Honduras and Peru) had a more severe impact on our business.
Starting in mid-March and continuing through most of the third quarter, we experienced a significant decline in pawn loan originations and associated loan balances as a result of a change in customer borrowing behaviors due to COVID-19. This reduced activity resulted in net revenue losses during the current quarter, which were partially offset by a strong increase in merchandise sales during the period.
The full extent and duration of the COVID-19 impact on the global economy generally, and on our business specifically, is currently unknown and cannot be reasonably estimated. The pandemic will have an adverse effect on our net revenues and earnings in fiscal 2020 and we expect the impact of the pandemic, and the recovery therefrom, will continue to adversely affect net revenues and earnings into fiscal 2021. A prolonged pandemic and recovery may have an adverse effect on our results of operations, financial position and liquidity in future periods.
Recently Adopted Accounting Policies
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate. ASU 2020-04 is effective upon issuance through December 31, 2022. This ASU has not had a significant impact on the Company's consolidated financial statements and related disclosures to date. The Company will continue to assess the applicability to any future arrangements.
Effective October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), which requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet using the optional prospective transition method provided under ASU 2018-11, Leases- (Topic 842): Targeted Improvements. Additionally, the Company elected the package of practical expedients under Accounting Standards Codification ("ASC") 842 as well as the transition guidance elections to not separate lease and non-lease components for leases under ASC 842. Further, the Company has elected an accounting policy to not record right-of-use assets and lease liabilities for leases that have a duration of 12-months or less. See Note 5 for additional discussion.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) (ASU 2016-13"). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, requiring entities to estimate an expected lifetime credit loss on financial assets. The ASU amends the impairment model to utilize an expected loss methodology and replaces the incurred loss methodology for financial instruments including trade receivables. The amendment requires entities to consider other factors, such as economic conditions and future economic conditions. A reporting entity should generally apply the amendment on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendment is effective. The Company is still assessing the amendments in ASU 2016-13 and does not expect the amendments will have a significant impact on the Company's consolidated financial statements and related disclosures. ASU 2016-13 is effective for the first quarter of fiscal 2021.

NOTE 2: GOODWILL AND INTANGIBLE ASSETS
We test goodwill and intangible assets with indefinite useful lives for potential impairment annually, or more frequently when there are events or circumstances that indicate it is more likely than not that an impairment exists. During the second quarter of fiscal 2020, we evaluated such events and circumstances and concluded there was an indicator of impairment due to a decline in our market capitalization. We performed a quantitative analysis as of March 31, 2020 utilizing the income approach. The income approach is based on the present value of future cash flows, which are derived from our long-term financial forecasts, and requires significant assumptions, including, among others, a discount rate and terminal value. There is inherent uncertainty associated with these key assumptions including the duration of the economic downturn associated with COVID-19 and the recovery period. As a result of our quantitative analysis, we determined the fair value of each of our reporting units was below its carrying value because of the impact of COVID-19, including a significant decline in pawn loan balances due to changes in typical customer behavior and mandated store closures in our GPMX countries. These factors impacted the forecast of future net revenues and earnings and resulted in lower present value of future cash flows. This led to a goodwill impairment charge of $41.3 million in the second quarter of fiscal 2020. In addition, we (a) determined an impairment had occurred in the fair values of acquired trade names of previously acquired entities in our Mexico and GPMX reporting units and recorded a related impairment of $2.9 million and $1.7 million respectively, and (b) determined the carrying amount of certain long-lived asset groups were not recoverable and recorded a related impairment of $1.1 million in the second quarter of 2020. These impairments were recorded under "Impairment of goodwill and intangible assets" in the condensed consolidated statements of operations. We further evaluated events and circumstances as of June 30, 2020 and determined there were no impairment indicators. We will continue to evaluate our goodwill and intangible assets in future quarters, and note that we could be required to record additional impairments based on events and circumstances.

The changes in the carrying amount of goodwill by reportable segment for fiscal 2020 were as follows:

	Nine Months Ended June 30, 2020
	U.S. Pawn	Latin America Pawn	Consolidated

	(in millions)
Balance at September 30, 2019	$251.9	$46.7	$298.6
Impairment charge	$(10.0)	$(31.3)	$(41.3)
Balance at June 30, 2020	241.9	15.4	257.3

Cumulative goodwill impairment charges	$10.0	$31.3	$41.3

NOTE 3: ACQUISITIONS
In June 2019, the Company acquired assets related to seven pawn stores operating under the name "Metro Pawn" in Nevada, entering the Reno market and expanding our presence in the Las Vegas metropolitan area, for an aggregate purchase price of $7.0 million in cash, of which $3.9 million was recorded as goodwill. In December 2018, we acquired assets related to five pawn stores in Mexico for an aggregate purchase price of $0.3 million in cash, of which $0.1 million was recorded as goodwill. Substantially all goodwill attributable to the fiscal 2019 acquisitions is deductible for tax purposes. We have concluded that these acquisitions were immaterial to our overall consolidated financial results and, therefore, have omitted information that would otherwise be required.

NOTE 4: EARNINGS PER SHARE
Components of basic and diluted earnings per share and excluded antidilutive potential common shares are as follows:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019

	(in thousands, except per share amounts)
Net (loss) income from continuing operations attributable to EZCORP (A)	$(5,467)	$3,361	$(45,056)	$3,590
Loss from discontinued operations, net of tax (B)	(20)	(203)	(67)	(404)
Net (loss) income attributable to EZCORP (C)	$(5,487)	$3,158	$(45,123)	$3,186

Weighted-average outstanding shares of common stock (D)	55,068	55,445	55,395	55,306
Dilutive effect of restricted stock*	163	42	88	21
Weighted-average common stock and common stock equivalents (E)	55,231	55,487	55,483	55,327

Basic (loss) earnings per share attributable to EZCORP:
Continuing operations (A / D)	$(0.10)	$0.06	$(0.81)	$0.06
Discontinued operations (B / D)	—	—	—	—
Basic (loss) earnings per share (C / D)	$(0.10)	$0.06	$(0.81)	$0.06

Diluted (loss) earnings per share attributable to EZCORP:
Continuing operations (A / E)	$(0.10)	$0.06	$(0.81)	$0.06
Discontinued operations (B / E)	—	—	—	—
Diluted (loss) earnings per share (C / E)	$(0.10)	$0.06	$(0.81)	$0.06

Potential common shares excluded from the calculation of diluted earnings per share above*:
Restricted stock**	3,042	2,891	2,677	2,804

*
Includes time-based share-based awards and Convertible Note Warrants. See Note 8 for discussion of the terms and conditions of the potential impact of the 2019 Convertible Notes Warrants, 2024 Convertible Notes and 2025 Convertible Notes.

**
Includes antidilutive share-based awards as well as performance-based and market conditioned share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

NOTE 5: LEASES
Effective October 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842). The Company's lease portfolio consists primarily of operating leases for pawn locations and corporate offices. Those leases have initial terms ranging from three to ten years and typically allows for renewals in increments of three to five-years. The Company generally accounts for the initial lease term of our pawn locations as up to ten years, including renewal options. Our primary corporate office is leased through March 2029 with escalating rent payments annually and includes two five-year extension options at the end of the initial lease term. Our pawn location lease agreements generally include rent escalations throughout the initial lease term, with certain future rental payments contingent on increases in the consumer price index, included in variable lease expense. The Company elected to utilize the transition guidance accounting policy elections available, including to not account for lease and non-lease components separately. Lease components generally include rent, taxes and insurance, while non-lease components generally include common area or other maintenance.
The Company determines if an arrangement is or contains a lease at inception.
The weighted-average remaining lease term for operating leases as of June 30, 2020 was 5.58 years. As our leases generally do not include an implicit rate, we compute our incremental borrowing rate based on information available at the lease commencement date applying the portfolio approach to groups of leases with similar characteristics. The Company used incremental borrowing rates that match the duration of the remaining lease terms of our operating leases on a fully collateralized basis upon adoption to initially measure our lease liability. The weighted average incremental borrowing rate used to measure the lease liability as of June 30, 2020 was 8.25%.

The details of the Company's right-of-use asset and lease liability recognized upon adoption of ASC 842, computed based on the consumer price index and foreign currency exchange rate as applicable then in effect and excluding executory costs on October 1, 2019 are as follows (in thousands):

Right-of-use asset	$246,028
Straight-line rent accrual	(8,479)
$237,549

Lease liability, current	$45,272
Lease liability, non-current	200,756
$246,028

Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense included in "Operations" and "Administrative" expense, based on the underlying lease use, in our condensed consolidated statements of operations for the three and nine months ended June 30, 2020 are as follows (in thousands):

	Three Months Ended June 30,	Nine Months Ended June 30,
	2020	2020

Operating lease expense	$15,624	$47,603
Variable lease expense	3,025	8,925
	$18,649	$56,528

As of June 30, 2020, maturities of lease liabilities by fiscal year were as follows (in thousands):

Three months ending September 30, 2020	$19,161
Fiscal 2021	59,546
Fiscal 2022	50,481
Fiscal 2023	40,609
Fiscal 2024	31,154
Thereafter	70,094
$271,045
Less: Portion representing interest	(54,489)
$216,556
Less: Current portion	48,840
Total long term lease liability	$167,716

Prior to the adoption of ASC 842, future minimum undiscounted lease payments due under non-cancelable leases as of September 30, 2019 for each subsequent fiscal year were as follows (in thousands):

2020	$69,291
2021	60,588
2022	46,720
2023	32,062
2024	19,969
Thereafter	39,256
$267,886

We present changes in the lease right-of-use asset and lease liabilities gross in the Company's condensed consolidated statements of cash flows. The supplemental cash flow information relating to our operating leases for the nine months ended

June 30, 2020 is as follows (in thousands):

Lease right-of-use assets obtained in exchange for operating lease liabilities subsequent to adoption of Topic 842	$10,136

NOTE 6: STRATEGIC INVESTMENTS
As of June 30, 2020, the Company owned 214,183,714 shares, or approximately 34.75%, of Cash Converters International Limited ("Cash Converters International"). The following tables present summary financial information for Cash Converters International’s most recently reported results at December 31, 2019 after translation to U.S. dollars:

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

On October 21, 2019, Cash Converters International agreed to settle a class action lawsuit previously filed on behalf of borrowers residing in Queensland, Australia who took out personal loans from Cash Converters International between July 30, 2009 and June 30, 2013. Cash Converters International agreed to pay AUD $42.5 million, subject to court approval. The Company recorded a charge, net of tax, of $7.1 million for its proportionate share of the settlement in the first quarter of fiscal 2020 related to this event, in addition to the Company's share of earnings from Cash Converters International. See Note 7 for the fair value and carrying value of the Company's investment in Cash Converters International.
NOTE 7: FAIR VALUE MEASUREMENTS
The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:

•	Level 1 — Quoted market prices in active markets for identical assets or liabilities.

•	Level 2 — Other observable market-based inputs or unobservable inputs that are corroborated by market data.

•	Level 3 — Unobservable inputs that are not corroborated by market data.
We have elected not to measure at fair value any eligible items for which fair value measurement is optional.
There were no transfers in or out of Level 1, Level 2 or Level 3 for financial assets or liabilities measured at fair value on a recurring basis during the periods presented.

The tables below present our financial assets and liabilities that are not measured at fair value on a recurring basis:

	Carrying Value	Estimated Fair Value
	June 30, 2020	June 30, 2020	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$3,866	$3,945	$—	$—	$3,945
2.89% promissory note receivable due April 2024	1,140	1,140	—	—	1,140
Investments in unconsolidated affiliates	29,483	33,602	25,779	—	7,823

Financial liabilities:
2024 Convertible Notes	$115,681	$130,669	$—	$130,669	$—
2025 Convertible Notes	131,378	125,235	—	125,235	—
8.5% unsecured debt due 2024	998	998	—	—	998
CASHMAX secured borrowing facility	(171)	295	—	—	295

	Carrying Value	Estimated Fair Value
	June 30, 2019	June 30, 2019	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$18,744	$19,517	$—	$—	$19,517
Zero-coupon convertible promissory note due January 2021	7,226	7,226	—	—	7,226
2.89% promissory note receivable due April 2024	1,108	1,108	—	—	1,108
Investments in unconsolidated affiliates	30,922	27,158	24,464	—	2,694

Financial liabilities:
2024 Convertible Notes	109,909	161,719	—	161,719	—
2025 Convertible Notes	124,542	159,873	—	159,873	—
8.5% unsecured debt due 2024	1,148	1,148	—	—	1,148
CASHMAX secured borrowing facility	65	804	—	—	804

	Carrying Value	Estimated Fair Value
	September 30, 2019	September 30, 2019	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$7,182	$7,582	$—	$—	$7,582
2.89% promissory note receivable due April 2024	1,117	1,117	—	—	1,117
Investments in unconsolidated affiliates	34,516	28,308	20,252	—	8,056

Financial liabilities:
2024 Convertible Notes	$111,311	$139,969	$—	$139,969	$—
2025 Convertible Notes	126,210	138,345	—	138,345	—
8.5% unsecured debt due 2024	1,092	1,092	—	—	1,092
CASHMAX secured borrowing facility	(19)	634	—	—	634

As a result of the impact of COVID-19, certain of the above fair values as of June 30, 2020 may be highly volatile.
We estimate the carrying value of our cash and cash equivalents, pawn loans, pawn service charges receivable, current consumer loans, fees and interest receivable and other debt approximate fair value. We consider our cash and cash equivalents to be measured using Level 1 inputs and our pawn loans, pawn service charges receivable, consumer loans, fees and interest receivable and other debt to be measured using Level 3 inputs. Significant increases or decreases in the underlying assumptions used to value pawn loans, pawn service charges receivable, consumer loans, fees and interest receivable and other debt could significantly increase or decrease these fair value estimates.
We measured the fair value of the remaining deferred compensation fee due in September 2020 from the sale of Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") to Alpha Holding, S.A. de C.V. (“AlphaCredit”) in September 2016 as of June 30, 2020 under a discounted cash flow approach considering the estimated credit ratings for Grupo Finmart and AlphaCredit, with discount rates of primarily 5%. Certain of the significant inputs used for the valuation were not observable in the market. Significant increases or decreases in the underlying assumptions used to value the notes receivable could significantly increase or decrease these fair value estimates. We remain obligated to indemnify AlphaCredit for any tax obligations arising from the Grupo Finmart business that are attributable to periods prior to the completion of the sale in September 2016, referred to as “pre-closing taxes.” Those obligations continue until the expiration of the statute of limitations applicable to the pre-closing periods. In August 2019, AlphaCredit notified us of an indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined. In March 2020, AlphaCredit paid $4.0 million of the remaining deferred compensation into an escrow account pending resolution of the claim; we recorded that amount under “Restricted cash” in our condensed consolidated balance sheet as of June 30, 2020. We reviewed the financial statements of Grupo Finmart and AlphaCredit including the calculation of synthetic credit spreads as described above in making our determination that the Parent Loan Notes are collectible on an ongoing basis.
The Company uses the equity method of accounting for its 13% ownership in a previously consolidated variable interest entity ("RDC") over which we no longer have the power to direct the activities that most significantly affect its economic performance. We believe its fair value approximates carrying value although such fair value is highly variable and includes significant unobservable inputs.
The Company measured the fair value of the 2024 and 2025 Convertible Notes using quoted price inputs. The notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.
NOTE 8: DEBT
The following tables present the Company's debt instruments outstanding, contractual maturities and interest expense:

	June 30, 2020			June 30, 2019			September 30, 2019
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
2024 Convertible Notes	143,750	(28,069)	115,681	143,750	(33,841)	109,909	143,750	(32,439)	111,311
2025 Convertible Notes	172,500	(41,122)	131,378	172,500	(47,958)	124,542	172,500	(46,290)	126,210
8.5% unsecured debt due 2024*	998	—	998	1,148	—	1,148	1,092	—	1,092
CASHMAX secured borrowing facility*	295	(466)	(171)	804	(739)	65	634	(653)	(19)
Total	$317,543	$(69,657)	$247,886	$318,202	$(82,538)	$235,664	$317,976	$(79,382)	$238,594
Less current portion	268	—	268	215	—	215	214	—	214
Total long-term debt	$317,275	$(69,657)	$247,618	$317,987	$(82,538)	$235,449	$317,762	$(79,382)	$238,380

*	Amount translated from Guatemalan quetzals and Canadian dollars as of applicable period end. Certain disclosures omitted due to materiality considerations.

	Schedule of Contractual Maturities
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

	(in thousands)
2024 Convertible Notes*	$143,750	$—	$—	$143,750	$—
2025 Convertible Notes*	172,500	—	—	172,500	—
8.5% unsecured debt due 2024	998	268	430	300	—
CASHMAX secured borrowing facility	295	—	295	—	—
	$317,543	$268	$725	$316,550	$—

*	Excludes the potential impact of embedded derivatives as discussed below.

	Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)
2019 Convertible Notes:
Contractual interest expense	$—	$896	$—	$3,034
Amortization of debt discount and deferred financing costs	—	2,314	—	7,567
Total interest expense	$—	$3,210	$—	$10,601

2024 Convertible Notes:
Contractual interest expense	$1,033	$1,033	$3,100	$3,099
Amortization of debt discount and deferred financing costs	1,484	1,376	4,370	4,051
Total interest expense	$2,517	$2,409	$7,470	$7,150

2025 Convertible Notes:
Contractual interest expense	$1,024	$1,024	$3,072	$3,072
Amortization of debt discount and deferred financing costs	1,754	1,630	5,168	4,806
Total interest expense	$2,778	$2,654	$8,240	$7,878

2.375% Convertible Senior Notes Due 2025
In May 2018, the Company issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”). The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the "2018 Indenture") by and between the Company and Wells Fargo Bank, National Association, as the original trustee. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the "2025 Maturity Date"), unless converted, redeemed or repurchased in accordance with the terms prior to such date. The carrying amount of the 2025 Convertible Notes as a separate equity-classified instrument (the “2025 Convertible Notes Embedded Derivative”) included in “Additional paid-in capital” in our condensed consolidated balance sheets as of June 30, 2020 was $39.0 million. The effective interest rate for the three and nine months ended June 30, 2020 was approximately 9%. As of June 30, 2020, the remaining unamortized debt discount and issuance costs will be amortized through the 2025 Maturity Date assuming no early conversion.
The 2025 Convertible Notes are convertible into cash or shares of Class A Non-voting Common Stock ("Class A Common Stock"), or any combination thereof, at the Company's option subject to satisfaction of certain conditions and during the periods described in the 2018 Indenture, based on an initial conversion rate of 62.8931 shares of Class A Common Stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of $15.90 per share of the Company's Class A Common Stock). The Company accounts for the Class A Common Stock issuable upon conversion under the treasury stock method. To the extent the Company's average share price is over $15.90 per share for any fiscal quarter or year-to-date period, the Company is required to recognize incremental dilution of the Company's earnings per share.
If, among other triggers described in the 2018 Indenture, the market price of the Company's Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2025 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, the Company may be required to classify the 2025 Convertible Notes as current on the Company's condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of June 30, 2020. As of June 30, 2020, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
2.875% Convertible Senior Notes Due 2024
In July 2017, the Company issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the "2017 Indenture") by and between the Company and Wells Fargo Bank, National Association, as the original trustee. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the "2024 Maturity Date"), unless converted, redeemed or repurchased in accordance with the terms prior to such date. The carrying amount of the 2024 Convertible Notes as a separate equity-classified instrument (the “2024 Convertible Notes Embedded Derivative”) included in “Additional paid-in capital” in our condensed consolidated balance sheets of June 30, 2020 was $25.3 million. The effective interest rate for the three and nine months ended June 30, 2020 was approximately 9%. As of June 30, 2020, the remaining unamortized debt discount and issuance costs will be amortized through the 2024 Maturity Date assuming no early conversion.
The 2024 Convertible Notes are convertible into cash or shares of Class A Common Stock, or any combination thereof, at the Company's option subject to satisfaction of certain conditions and during the periods described in the 2017 Indenture, based on an initial conversion rate of 100 shares of Class A Common Stock per $1,000 principal amount of 2024 Convertible Notes (equivalent to an initial conversion price of $10.00 per share of the Company's Class A Common Stock). The Company accounts for the Class A Common Stock issuable upon conversion under the treasury stock method. To the extent the Company's average share price is over $10.00 per share for any fiscal quarter, the Company is required to recognize incremental dilution of our earnings per share.
If, among other triggers described in the 2017 Indenture, the market price of the Company's Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2024 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, the Company may be required to classify the 2024 Convertible Notes as current on the Company's condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of June 30, 2020. As of June 30, 2020, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
2.125% Cash Convertible Senior Notes Due 2019
In June 2014, the Company issued $200 million aggregate principal amount of 2.125% Cash Convertible Senior Notes Due 2019 (the "2019 Convertible Notes"), with an additional $30 million principal amount of 2019 Convertible Notes issued in July 2014. In July 2017, the Company used $34.4 million of net proceeds from the 2024 Convertible Notes offering to repurchase and retire $35.0 million aggregate principal amount of 2019 Convertible Notes. The 2019 Convertible Notes paid interest semi-annually in arrears at a rate of 2.125% per annum on June 15 and December 15 of each year. The 2019 Convertible Notes matured on June 15, 2019 (the "2019 Maturity Date"), and the remaining $195.0 million aggregate principal amount outstanding plus accrued interest was repaid using cash on hand.
2019 Convertible Notes Warrants
In connection with the issuance of the 2019 Convertible Notes, the Company also sold net-share-settled warrants (the “2019 Convertible Notes Warrants”). The 2019 Convertible Notes Warrants allowed for the purchase of up to approximately 14.3 million shares of the Company's Class A Common Stock at a strike price of $20.83 per share. The Company accounted for the Class A Common Stock issuable upon exercise under the treasury stock method. The 2019 Convertible Notes Warrants began to expire on a daily basis after we repaid the 2019 Convertible Notes and the last of the unexpired 2019 Convertible Notes Warrants expired in May 2020. As of June 30, 2020, there were no 2019 Convertible Notes Warrants outstanding, and no shares of Class A Common Stock were ever issued pursuant to the 2019 Convertible Notes Warrants.

CASHMAX Secured Borrowing Facility
In November 2018, the Company entered into a receivable's securitization facility with a third-party lender (the "lender") to provide funding for installment loan originations in our Canadian CASHMAX business. Under the facility, a variable interest entity (the "trust") has the right, subject to various conditions, to borrow up to CAD $25 million from the lender (the "third-party loan") and use the proceeds to purchase interests in installment loan receivables generated by CASHMAX. The trust uses collections on the transferred receivables to pay various amounts in accordance with an agreed priority arrangement, including expenses, its obligations under the third-party loan and, to the extent available, amounts owned to CASHMAX with respect to the purchase price of the transferred receivables and CASHMAX's retained interest in the receivables. CASHMAX has no obligation with respect to the third-party loan or the transferred receivables except to (a) service the underlying installment loans on behalf of the trust and (b) pay amounts owed under or repurchase the underlying installment loans in the event of a breach by CASHMAX or in certain other limited circumstances. The facility is nonrecourse to EZCORP (subject to certain limited guaranty obligations), allowed borrowing through November 2019, and fully matures in November 2021. The Company's obligation under the facility as of June 30, 2020 was $0.3 million.
NOTE 9: COMMON STOCK AND STOCK COMPENSATION
Common Stock Repurchase Program
In December 2019, the Company's Board of Directors (the "Board") authorized the repurchase of up to $60.0 million of our Class A Common Stock over three years. Repurchases under the program were suspended in March 2020 in order to preserve liquidity as a result of uncertainties regarding the COVID-19 pandemic. No share repurchases under the program were made during the third quarter. During the nine months ended June 30, 2020, the Company repurchased and retired 943,149 shares of our Class A Common Stock for $5.2 million, which amount was allocated between "Additional paid-in capital" and "Retained earnings" in the Company's condensed consolidated balance sheets.
Stock Compensation
As of September 30, 2019, the EZCORP, Inc. 2010 Long-Term Incentive Plan, which has been approved by the Company's Board, permitted grants of options, restricted stock awards and stock appreciation rights covering up to 5,485,649 shares of the Company's Class A Common Stock.
During the first quarter of fiscal 2020, the Company granted a total of 222,912 restricted stock awards to nine non-employee directors. These awards vest on September 30, 2020 and are subject only to service conditions.
The number of long-term incentive award shares and units granted are generally determined based on the Company share price as of the beginning of the fiscal year, which was $6.46 for fiscal 2020 awards.
NOTE 10: INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law and includes certain income tax provisions relevant to businesses. The Company recognized the effect on the consolidated financial statements in the period the law was enacted in, the period ended March 31, 2020. For the period ended June 30, 2020, the CARES Act has not had a material impact on the Company’s consolidated financial statements. At this time, the Company does not expect the impact of the CARES Act to have a material impact on the Company’s consolidated financial statements for the year ending September 30, 2020.

NOTE 11: CONTINGENCIES
Currently and from time to time, the Company is involved in various claims, suits, investigations and legal proceedings. While we are unable to determine the ultimate outcome of any current litigation or regulatory actions, we believe their resolution will not have a material adverse effect on our financial condition, results of operations or liquidity.

NOTE 12: SEGMENT INFORMATION
During the first quarter of fiscal 2020, the Company revised its financial information our chief operating decision maker (our chief executive officer) reviews for operational decision-making purposes and for allocation of capital to include the separate financial results of our Lana business. The Company's historical segment results have been recast to conform to current presentation. The Company currently reports segment information as follows: U.S. Pawn — all pawn activities in the United States; Latin America Pawn — all pawn activities in Mexico and other parts of Latin America; Lana — our differentiated customer-centric engagement platform; and Other International — primarily the Company's equity interest in the net income of Cash Converters International and consumer finance activities in Canada. There are no inter-segment revenues presented below, and the amounts below were determined in accordance with the same accounting principles used in the Company's condensed consolidated financial statements. While we expect the operations of the Lana segment to have a positive impact on pawn loan redemption rates and therefore pawn service charges and yield, the pawn service charges will all be reported in our pawn segments rather than allocated to the Lana segment. Only discrete revenues related to the Lana segment will be reported in the Lana segment results. As a digital offering, Lana has no separate physical store locations.

	Three Months Ended June 30, 2020
	U.S. Pawn	Latin America Pawn	Lana	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$116,258	$20,279	$—	$—	$136,537	$—	$136,537
Jewelry scrapping sales	17,129	3,174	—	—	20,303	—	20,303
Pawn service charges	41,069	11,391	—	—	52,460	—	52,460
Other revenues	40	—	9	884	933	—	933
Total revenues	174,496	34,844	9	884	210,233	—	210,233
Merchandise cost of goods sold	75,838	16,021	—	—	91,859	—	91,859
Jewelry scrapping cost of goods sold	12,875	3,283	—	—	16,158	—	16,158
Other cost of revenues	—	32	—	—	32	—	32
Net revenues	85,783	15,508	9	884	102,184	—	102,184
Segment and corporate expenses (income):
Operations	66,243	15,041	1,497	1,057	83,838	—	83,838
Administrative	—	—	—	—	—	14,688	14,688
Depreciation and amortization	2,749	1,647	337	3	4,736	2,943	7,679
Loss (gain) on sale or disposal of assets and other	234	23	—	(20)	237	18	255
Interest expense	—	—	36	140	176	5,203	5,379
Interest income	—	(404)	—	—	(404)	(224)	(628)
Equity in net loss of unconsolidated affiliates	—	—	—	1,183	1,183	—	1,183
Impairment of goodwill and intangible assets	—	—	—	—	—	—	—
Other (income) expense	—	(61)	—	(5)	(66)	74	8
Segment contribution (loss)	$16,557	$(738)	$(1,861)	$(1,474)	$12,484
Income (loss) from continuing operations before income taxes					$12,484	$(22,702)	$(10,218)

	Three Months Ended June 30, 2019
	U.S. Pawn	Latin America Pawn	Lana	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$83,904	$19,998	$—	$—	$103,902	$—	$103,902
Jewelry scrapping sales	13,889	4,323	—	—	18,212	—	18,212
Pawn service charges	58,635	20,345	—	—	78,980	—	78,980
Other revenues	34	67	—	1,270	1,371	—	1,371
Total revenues	156,462	44,733	—	1,270	202,465	—	202,465
Merchandise cost of goods sold	52,855	17,416	—	—	70,271	—	70,271
Jewelry scrapping cost of goods sold	11,599	4,166	—	—	15,765	—	15,765
Other cost of revenues	—	—	—	576	576	—	576
Net revenues	92,008	23,151	—	694	115,853	—	115,853
Segment and corporate expenses (income):
Operations	65,449	18,284	1,368	994	86,095	—	86,095
Administrative	—	—	—	—	—	13,685	13,685
Depreciation and amortization	2,934	1,626	—	72	4,632	2,622	7,254
(Gain) loss on sale or disposal of assets and other	4	(8)	—	6	2	22	24
Interest expense	—	1,491	—	76	1,567	8,265	9,832
Interest income	—	(376)	—	—	(376)	(2,796)	(3,172)
Equity in net income of unconsolidated affiliates	—	—	—	(1,320)	(1,320)	—	(1,320)
Impairment of investment in unconsolidated affiliates	—	—	—	—	—	—	—
Other expense (income)	—	34	—	6	40	(44)	(4)
Segment contribution (loss)	$23,621	$2,100	$(1,368)	$860	$25,213
Income from continuing operations before income taxes					$25,213	$(21,754)	$3,459

	Nine Months Ended June 30, 2020
	U.S. Pawn	Latin America Pawn	Lana	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$314,059	$79,036	$—	$—	$393,095	$—	$393,095
Jewelry scrapping sales	32,905	8,804	—	—	41,709	—	41,709
Pawn service charges	166,859	50,548	—	—	217,407	—	217,407
Other revenues	107	50	13	3,570	3,740	—	3,740
Total revenues	513,930	138,438	13	3,570	655,951	—	655,951
Merchandise cost of goods sold	202,488	59,223	—	—	261,711	—	261,711
Jewelry scrapping cost of goods sold	25,430	8,099	—	—	33,529	—	33,529
Other cost of revenues	—	69	—	1,024	1,093	—	1,093
Net revenues	286,012	71,047	13	2,546	359,618	—	359,618
Segment and corporate expenses (income):
Operations	201,921	53,493	3,571	3,850	262,835	—	262,835
Administrative	—	—	—	—	—	46,797	46,797
Depreciation and amortization	8,325	5,476	726	60	14,587	8,587	23,174
Loss (gain) on sale or disposal of assets and other	234	(72)	—	(20)	142	1,118	1,260
Interest expense	—	430	—	464	894	15,695	16,589
Interest income	—	(1,161)	—	—	(1,161)	(1,251)	(2,412)
Equity in net loss of unconsolidated affiliates	—	—	—	5,896	5,896	—	5,896
Impairment of goodwill and intangible assets	10,000	35,936	—	1,124	47,060	—	47,060
Other (income) expense	—	(303)	—	14	(289)	7	(282)
Segment contribution (loss)	$65,532	$(22,752)	$(4,284)	$(8,842)	$29,654
Income (loss) from continuing operations before income taxes					$29,654	$(70,953)	$(41,299)

	Nine Months Ended June 30, 2019
	U.S. Pawn	Latin America Pawn	Lana	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$275,639	$70,547	$—	$—	$346,186	$—	$346,186
Jewelry scrapping sales	28,357	9,516	—	—	37,873	—	37,873
Pawn service charges	184,658	59,640	—	—	244,298	—	244,298
Other revenues	125	134	—	4,274	4,533	—	4,533
Total revenues	488,779	139,837	—	4,274	632,890	—	632,890
Merchandise cost of goods sold	172,931	52,252	—	—	225,183	—	225,183
Jewelry scrapping cost of goods sold	23,680	8,968	—	—	32,648	—	32,648
Other cost of revenues	—	—	—	1,467	1,467	—	1,467
Net revenues	292,168	78,617	—	2,807	373,592	—	373,592
Segment and corporate expenses (income):
Operations	200,884	54,703	4,981	6,169	266,737	—	266,737
Administrative	—	—	—	—	—	41,814	41,814
Depreciation and amortization	8,951	4,543	—	190	13,684	7,430	21,114
Loss on sale or disposal of assets and other	2,856	743	—	22	3,621	22	3,643
Interest expense	—	1,570	—	280	1,850	25,362	27,212
Interest income	—	(1,226)	—	—	(1,226)	(8,411)	(9,637)
Equity in net loss of unconsolidated affiliates	—	—	—	(632)	(632)	—	(632)
Impairment of investment in unconsolidated affiliates	—	—	—	19,725	19,725	—	19,725
Other (income) expense	—	(63)	—	290	227	(348)	(121)
Segment contribution (loss)	$79,477	$18,347	$(4,981)	$(23,237)	$69,606
Income from continuing operations before income taxes					$69,606	$(65,869)	$3,737

NOTE 13: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in the Company's condensed consolidated balance sheets and condensed consolidated statements of cash flows:

	June 30, 2020	June 30, 2019	September 30, 2019

	(in thousands)
Cash and cash equivalents	$311,130	$138,922	$157,567
Restricted cash	4,000	—	4,875
Cash and cash equivalents and restricted cash	$315,130	$138,922	$162,442

Gross pawn service charges receivable	$23,674	$39,443	$41,838
Allowance for uncollectible pawn service charges receivable	(6,242)	(9,596)	(10,036)
Pawn service charges receivable, net	$17,432	$29,847	$31,802

Gross inventory	$133,319	$184,886	$189,092
Inventory reserves	(10,207)	(9,084)	(9,737)
Inventory, net	$123,112	$175,802	$179,355

Prepaid expenses and other	$8,980	$13,189	$4,784
Accounts receivable and other	6,813	20,335	10,889
Income taxes receivable	9,961	3,841	10,248
Prepaid expenses and other current assets	$25,754	$37,365	$25,921

Property and equipment, gross	$265,149	$260,216	$265,922
Accumulated depreciation	(207,051)	(194,002)	(198,565)
Property and equipment, net	$58,098	$66,214	$67,357

Accounts payable	$15,304	$18,329	$25,946
Accrued expenses and other	43,054	41,652	52,011
Accounts payable, accrued expenses and other current liabilities	$58,358	$59,981	$77,957

NOTE 14: SUBSEQUENT EVENTS
During July 2020, in conjunction with the ongoing evaluation of our strategic direction, we reviewed a variety of strategic alternatives for our CashMax business and related operations in Canada and concluded that a shutdown of the business was the preferred alternative. We do not expect this shutdown will have a major effect on the Company's operations and financial results as this business represents approximately 1% of total revenues and less than 1% of total assets as of June 30, 2020 and does not represent a major geographical area. We expect the shutdown will be completed during the fourth quarter of fiscal 2020 and will result in charges of approximately $8.0-$10.0 million, which will be recorded in the results of operations for the fourth quarter.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to inform the reader about matters affecting the financial condition and results of operations of EZCORP, Inc. and its subsidiaries (collectively, “we,” “us”, “our”, "EZCORP" or the “Company”). The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere within this report. Management’s Discussion and Analysis of Financial Conditions and Results of Operations contain forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2019, as supplemented by the information set forth in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and "Part II, Item 1A — Risk Factors" of this Report for a discussion of certain risks, uncertainties and assumptions associated with these statements.

Impact of COVID-19
In December 2019, a novel strain of coronavirus, ("COVID-19"), was identified in Wuhan, China. This new coronavirus has caused a global health emergency and was declared a pandemic by the World Health Organization in March 2020. In an effort to contain and slow the spread of COVID-19, governments have implemented various measures, such as, ordering non-essential businesses to close, issuing travel advisories, canceling large scale public events, ordering shelter-in-place for residents and requiring the public to practice social distancing. Many of these measures have expired or been rescinded, but some are continuing, and others are being considered for reimplementation, as COVID-19 continues to spread at rapid rates in many parts of the U.S.
We began to see the impact of COVID-19 to our operations in mid-March, which is when the government implemented actions in response to COVID-19. Since that time and continuing through the third quarter, we have been able to keep virtually all of our stores open for business, although operating under enhanced safety measures and, in some cases, restrictions on occupancy. We have seen tighter restrictions in our Latin America countries:  In Mexico (367 stores), retail sales in all stores were prohibited by regulators during the last three weeks of May;  in Guatemala (85 stores), regulators imposed country-wide lock-downs on many weekends and 39 mall-based locations were closed for extended periods; in El Salvador (17 stores), our stores were closed from late March through mid-June; in Honduras (16 stores), the majority of our stores were closed through mid-April; and in Peru (11 stores), our stores were closed from mid-March through varying dates through mid-May and mid-June.
Beginning in mid-March and continuing through most of the third quarter, we have experienced a significant decline in pawn loan originations and associated loan balances in both the U.S. and Latin America, as a result of a change in customer borrowing behaviors related to COVID-19. Pawn loan balances at the end of the third quarter were down $61.8 million (42%) in U.S. Pawn and $15.3 million (37%) in Latin America Pawn (down $11.7 million, or 28% on a constant currency basis), compared to the prior-year quarter. The overall decline in pawn loan balances had a negative impact on our net revenues and earnings for the third quarter and will continue to adversely affect our results of operations for the remainder of fiscal 2020 and future periods until we are able to rebuild the loan balances.
Offsetting the net revenue losses due to decreased loan originations, we have seen a strong increase in merchandise sales during March and continuing into the third quarter. As a result of this increased sales activity, combined with the decrease in loan originations and our liquidity initiatives described below, our cash balance has grown to $311.1 million at the end of the third quarter. Sustained lower pawn portfolios lead to less inventory available for sale, which in turn may lead to lower merchandise sales volume in the next fiscal year.
In order to maximize our ability to meet an expected increase in pawn loan originations, we have implemented several measures to increase liquidity. We have suspended repurchases of shares under our authorized stock repurchase program, have renegotiated certain supplier and vendor agreements, have slowed the pace of de novo store openings in Latin America, have delayed certain capital expenditures and were able to delay payments of certain taxes as a result of the economic relief in the Coronavirus Aid, Relief, and Economic Security (CARES) Act passed by Congress in response to COVID-19. The full extent and duration of the COVID-19 impact on the global economy generally, and on our business specifically, is currently unknown. The pandemic will have an adverse effect on our net revenues and earnings in fiscal 2020, and we expect that the impact of the pandemic, and the recovery therefrom, will continue to adversely affect net revenues and earnings into fiscal 2021. A prolonged pandemic and recovery may have an adverse effect on our results of operations, financial position and liquidity in future periods. See "Part II, Item 1A - Risk Factors."
Civil Unrest
In late May and early June, protests and demonstrations in some cities escalated into riots and lootings in neighborhoods where our stores are located. As a result, 30 stores suffered losses and damages during the riots and looting activity. A total of 4 stores suffered total losses and we are currently evaluating whether these stores will be re-opened. We recorded $1.8 million in inventory losses, $0.4 million in loan restitution losses and $0.2 million in property, plant and equipment losses during the quarter. The inventory losses were recorded under "Merchandise cost of goods sold" in the Company's condensed consolidated statement of operations.

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
We offer pawn loans at our pawn stores and sell merchandise to customers looking for good value. Our pawn loans are nonrecourse loans collateralized by tangible personal property. The merchandise we sell consists of collateral forfeited from our pawn lending activities or merchandise purchased from customers.
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

The following charts present sources of net revenues by geographic disbursement:
The following charts present store counts by geographic disbursement:

Pawn Activities
At our pawn stores, we offer pawn loans, which are typically small, nonrecourse loans collateralized by tangible personal property. We earn pawn service charges on our pawn loans, which varies by state and loan size. Collateral for our pawn loans consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods and musical instruments. Security for our pawn loans is provided via the estimated resale value of the collateralized personal property and the perceived probability of the loans' redemption.
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
Growth and Expansion
Our strategy is to expand the number of locations we operate through opening new (“de novo”) locations and through acquisitions in both Latin America and the United States and potential new markets. Our ability to add new stores is dependent on several variables, such as projected achievement of internal investment hurdles, the availability of acceptable sites or acquisition candidates, the alignment of acquirer/seller price expectations, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel. In the current quarter, we have resumed de novo and acquisition activities.
Seasonality and Quarterly Results
In the United States, pawn service charges are historically highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season and lowest in our third fiscal quarter (April through June) following the tax refund season and merchandise sales are highest in our first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the availability of tax refunds. In Latin America, most of our customers receive additional compensation from their employers in December, and many receive additional compensation in June or July, applying downward pressure on loan balances and fueling some merchandise sales in those periods. As a net effect of these and other factors and excluding discrete charges, our consolidated profit before tax is generally highest in our first fiscal quarter (October through December) and lowest in our third fiscal quarter (April through June). These historical trends have been impacted by COVID-19. However, we expect these historical trends to return in the future.

Segments
During the first quarter of fiscal 2020, we revised the financial information our chief operating decision maker (our chief executive officer) reviews for operational decision-making purposes and for allocation of capital to include the separate financial results of our Lana business. Our historical segment results have been recast to conform to current presentation. We currently report our segments as follows: U.S. Pawn - all pawn activities in the United States; Latin America Pawn - all pawn activities in Mexico and other parts of Latin America; Lana - our customer-centric digital engagement platform; and Other International - primarily our equity interest in the net income of Cash Converters International and consumer finance activities in Canada. While we expect the operations of the Lana segment to have a positive impact on our pawn loan redemption rates and therefore our pawn service charges and yield, the pawn service charges will all be reported in our pawn segments rather than allocated to the Lana segment. Only discrete revenues related to the Lana segment will be reported in the Lana segment results. As a digital offering, Lana has no separate physical store locations.
Leases
As of October 1, 2019, we adopted Accounting Standards Codification ("ASC") Topic 842, Leases (Topic 842). Topic 842 required companies to generally recognize on the balance sheet operating and financing lease liabilities and corresponding right-of-use assets. We recorded a net right-of-use asset of $237.5 million and a net lease liability of $246.0 million.
Store Data by Segment

	Three Months Ended June 30, 2020
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of March 31, 2020	512	493	22	1,027
New locations opened	—	3	—	3
Locations sold, combined or closed	(1)	—	—	(1)
As of June 30, 2020	511	496	22	1,029

	Three Months Ended June 30, 2019
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of March 31, 2019	508	466	24	998
New locations opened	—	4	—	4
Locations acquired	7	—	—	7
Locations sold, combined or closed	(1)	—	(2)	(3)
As of June 30, 2019	514	470	22	1,006

	Nine Months Ended June 30, 2020
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2019	512	480	22	1,014
New locations opened	—	16	—	16
Locations sold, combined or closed	(1)	—	—	(1)
As of June 30, 2020	511	496	22	1,029

	Nine Months Ended June 30, 2019
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2018	508	453	27	988
New locations opened	—	12	—	12
Locations acquired	7	5	—	12
Locations sold, combined or closed	(1)	—	(5)	(6)
As of June 30, 2019	514	470	22	1,006

Results of Operations
Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019
These tables, as well as the discussion that follows, should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended June 30,		Change
	2020	2019

	(in thousands)
Net revenues:
Pawn service charges	$41,069	$58,635	(30)%

Merchandise sales	116,258	83,904	39%
Merchandise sales gross profit	40,420	31,049	30%
Gross margin on merchandise sales	35%	37%	(200)bps

Jewelry scrapping sales	17,129	13,889	23%
Jewelry scrapping sales gross profit	4,254	2,290	86%
Gross margin on jewelry scrapping sales	25%	16%	900bps

Other revenues	40	34	18%
Net revenues	85,783	92,008	(7)%

Segment operating expenses:
Operations	66,243	65,449	1%
Depreciation and amortization	2,749	2,934	(6)%
Segment operating contribution	16,791	23,625	(29)%

Other segment income	234	4	5,750%
Segment contribution	$16,557	$23,621	(30)%

Other data:
Net earning assets (a)	$176,866	$283,781	(38)%
Inventory turnover	3.2	1.9	68%
Average monthly ending pawn loan balance per store (b)	$172	$280	(39)%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate	88%	86%	200bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Segment contribution decreased $(7.1) million due to a decrease in pawn service charges, partially offset by an increase in merchandise sales gross profit. Operations expenses remained relatively flat compared to the prior-year quarter.

The change in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(17.9)	$9	$(8.9)
New stores and other	0.3	0.4	0.7
Total	$(17.6)	$9.4	$(8.2)
Change in jewelry scrapping sales gross profit and other revenues			2.0
Total change in net revenue			$(6.2)
Pawn service charges decreased by 30% as a result of lower loan demand and increased loan redemptions believed to be related to federal economic stimulus.
Merchandise sales increased 39% with margins down 200 basis points to 35%. When losses from looting of $2.2 million are excluded from merchandise cost of goods sold, margins were flat at 37%. We continue to focus on inventory management and efforts to reduce aged general merchandise. As a result, merchandise sales gross profit increased 30% to $40.4 million driven by strong retail demand as a result of the government fiscal stimulus response to COVID-19.
Jewelry scrapping sales gross profit increased 86% to $4.3 million on higher volume and scrapping margins as a result of higher gold prices, with margins up 900 basis points to 25%.
Non-GAAP Financial Information
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos, Guatemalan quetzals and other Latin American currencies. We believe presentation of constant currency results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a better understanding and evaluation of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not rather than or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the above rates. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and nine months ended June 30 were as follows:

	June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2020	2019	2020	2019	2020	2019

Mexican peso	23.1	19.2	23.3	19.1	20.8	19.4
Guatemalan quetzal	7.5	7.5	7.5	7.5	7.5	7.6
Honduran lempira	24.4	24.3	24.4	24.2	24.3	24.1
Peruvian sol	3.5	3.3	3.4	3.3	3.4	3.3

Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Financial Information."

	Three Months Ended June 30,
	2020 (GAAP)	2019 (GAAP)	Change (GAAP)	2020 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$11,391	$20,345	(44)%	$13,302	(35)%

Merchandise sales	20,279	19,998	1%	24,024	20%
Merchandise sales gross profit	4,258	2,582	65%	5,275	104%
Gross margin on merchandise sales	21%	13%	800bps	22%	900bps

Jewelry scrapping sales	3,174	4,323	(27)%	3,784	(12)%
Jewelry scrapping sales gross profit	(109)	157	(169)%	(56)	(136)%
Gross margin on jewelry scrapping sales	(3)%	4%	(700)bps	(1)%	(500)bps

Other revenues, net	(32)	67	(148)%	(131)	(296)%
Net revenues	15,508	23,151	(33)%	18,390	(21)%

Segment operating expenses:
Operations	15,041	18,284	(18)%	17,395	(5)%
Depreciation and amortization	1,647	1,626	1%	1,913	18%
Segment operating (loss) contribution	(1,180)	3,241	(136)%	(918)	(128)%

Other segment income (a)	(442)	1,141	(139)%	(514)	(145)%
Segment (loss) contribution	$(738)	$2,100	(135)%	$(404)	(119)%

Other data:
Net earning assets (b)	$59,441	$82,320	(28)%	$66,971	(19)%
Inventory turnover	2.2	2.3	(4)%	2.2	(4)%
Average monthly ending pawn loan balance per store (c)	$59	$93	(37)%	$66	(29)%
Monthly average yield on pawn loans outstanding	12%	16%	(400)bps	12%	(400)bps
Pawn loan redemption rate (d)	77%	77%	—	77%	—

*	Represents a percentage computation that is not mathematically meaningful.
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
In the current quarter, our Latin America pawn segment opened three de novo stores.
Segment contribution decreased $2.8 million, or 135%, to $(0.7) million (119% on a constant currency basis). Operations expenses decreased $3.2 million, or (18)% ($0.9 million, or (5)% on a constant currency basis), to $15 million.

The change in net revenue attributable to same stores and new stores added since the prior-year quarter is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(9.2)	$1.5	$(7.7)
New stores and other	0.2	0.2	0.4
Total	$(9.0)	$1.7	$(7.3)
Change in jewelry scrapping sales gross profit and other revenues			(0.4)
Total change in net revenue			$(7.7)

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(7.4)	$2.5	$(4.9)
New stores and other	0.3	0.2	0.5
Total	$(7.1)	$2.7	$(4.4)
Change in jewelry scrapping sales gross profit and other revenues			(0.4)
Total change in net revenue			$(4.8)
Pawn service charges decreased 44% (35% on a constant currency basis). The average ending monthly pawn loan balance outstanding during the current quarter was down 37% (29% on a constant currency basis). We have experienced a substantial decline in new loans activity and associated loan balances as a result of a change in customer borrowing behaviors due to COVID-19.
Merchandise sales increased 1% (20% on a constant currency basis) with margins up 800 basis points. Merchandise sales gross profit was up 65% to $4.3 million (104% to $5.3 million on a constant currency basis) primarily related to a discrete transaction tax adjustment of $(4.6) million in the prior year quarter.
Jewelry scrapping sales decreased 27% (12% on a constant currency basis) as airport closures limited many stores' ability to scrap and export their gold.
Lana
The following table presents selected financial data for the Lana segment:

	Three Months Ended June 30,		Percentage Change
	2020	2019

	(in thousands)
Revenues	$9	—	*
Operations expense and other	(1,870)	(1,368)	37%
Segment loss	$(1,861)	$(1,368)	36%

*	Represents a percentage computation that is not mathematically meaningful.
We launched our customer-centric digital engagement platform (“Lana”) in the first quarter of fiscal 2020. This platform currently offers the ability for customers at selected locations to remotely extend their pawn loans through digital payments using their Lana account, and will allow us to leverage our existing store and pawn customer base to expand customer acquisition and retention and enable rapid deployment of new products. Discrete revenues to date are minimal as the product offering launched late in the first quarter of fiscal 2020, and all fees from pawn loan extensions, including those made through the Lana platform, are reported in the pawn segments.

Other International
The following table presents selected financial data for our Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Three Months Ended June 30,		Percentage Change
	2020	2019

	(in thousands)
Net revenues:
Consumer loan fees, interest and other	$884	$1,270	(30)%
Consumer loan bad debt	—	(576)	(100)%
Net revenues	884	694	27%

Segment operating expenses:
Operating expenses	1,060	1,066	(1)%
Equity in net income of unconsolidated affiliates	1,183	(1,320)	(190)%
Segment operating (loss) income	(1,359)	948	(243)%

Other segment expense	115	88	31%
Segment (loss) contribution	$(1,474)	$860	(271)%
Segment contribution was $(1.5) million, a decrease of $2.3 million from the prior-year quarter primarily due to a:

•	$1.2 million charge related to our portion of quarterly activity for Cash Converters International.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended June 30,		Percentage Change
	2020	2019

	(in thousands)
Segment contribution	$12,484	$25,213	(50)%
Corporate expenses (income):
Administrative	14,688	13,685	7%
Depreciation and amortization	2,943	2,622	12%
Gain on sale or disposal of assets and other	18	22	(18)%
Interest expense	5,203	8,265	(37)%
Interest income	(224)	(2,796)	(92)%
Other expense (income)	74	(44)	(268)%
(Loss) income from continuing operations before income taxes	(10,218)	3,459	(395)%
Income tax (benefit) expense	(4,751)	98	*
(Loss) income from continuing operations, net of tax	(5,467)	3,361	(263)%
Loss from discontinued operations, net of tax	(20)	(203)	(90)%
Net (loss) income	(5,487)	3,158	(274)%
Net loss attributable to noncontrolling interest	—	—	—%
Net (loss) income attributable to EZCORP, Inc.	$(5,487)	$3,158	(274)%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution decreased 50% over the prior-year quarter primarily due to reduced pawn service charges from a decline in new loans activity and associated loan balances as a result of a change in customer borrowing behaviors due to COVID-19, partially offset by increased merchandise sales gross profit.
Interest expense decreased $3.1 million, or 37%, primarily due to the reduction of interest expense on our 2.125% Cash Convertible Senior Notes Due 2019, which were repaid in June 2019. Prior to repayment, the principal amount of these notes was $195.0 million.
Interest income decreased $2.6 million, or 92%, primarily due to the declining principal balance on the Grupo Finmart notes receivable as the notes are repaid in accordance with the agreed upon amortization schedule, in addition to the reduction of interest earned on outstanding cash balances after our 2019 Convertible Notes were repaid in June 2019.
Income tax expense decreased $4.8 million primarily due to a $13.7 million decrease in income from continuing operations before income taxes. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations.
Nine Months Ended June 30, 2020 vs. Nine Months Ended June 30, 2019
Goodwill and Intangible Asset Impairment
During the quarter ended March 31, 2020, we concluded there was an indicator of impairment due to a decline in our market capitalization. We performed a quantitative analysis as of March 31, 2020 and determined the fair value of each of the Company's reporting units was below its carrying value as a result of the impact of COVID-19. As a result of this analysis, we recorded an impairment charge of $41.3 million in the prior quarter. We also (a) determined an impairment had occurred in the fair values of acquired trade names of previously acquired entities in our Mexico and GPMX reporting units and recorded a related impairment of $2.9 million and $1.7 million respectively, and (b) determined the carrying amount of certain long-lived asset groups were not recoverable and recorded related impairment of $1.1 million. These impairments were recorded under "Impairment of goodwill and intangible assets" in the Company's condensed consolidated statement of operations. See Note 2 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements." We remain confident in our businesses, as all business units were performing well prior to the impact of COVID-19. We further evaluated events and circumstances as of June 30, 2020 and determined there were no impairment indicators.
The tables below and discussion that follows should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Nine Months Ended June 30,		Change
	2020	2019

	(in thousands)
Net revenues:
Pawn service charges	$166,859	$184,658	(10)%

Merchandise sales	314,059	275,639	14%
Merchandise sales gross profit	111,571	102,708	9%
Gross margin on merchandise sales	36%	37%	(100)bps

Jewelry scrapping sales	32,905	28,357	16%
Jewelry scrapping sales gross profit	7,475	4,677	60%
Gross margin on jewelry scrapping sales	23%	16%	700bps

Other revenues	107	125	(14)%
Net revenues	286,012	292,168	(2)%

Segment operating expenses:
Operations	201,921	200,884	1%
Impairment of goodwill and intangible assets	10,000	—	*
Depreciation and amortization	8,325	8,951	(7)%
Segment operating contribution	65,766	82,333	(20)%

Other segment expense	234	2,856	(92)%
Segment contribution	$65,532	$79,477	(18)%

Other data:
Average monthly ending pawn loan balance per store (a)	$248	$288	(14)%
Monthly average yield on pawn loans outstanding	14%	14%	—
Pawn loan redemption rate	87%	85%	200bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Segment contribution decreased $14.0 million primarily due to the goodwill impairment charge recorded during the prior quarter. Excluding the goodwill impairment charge, segment contribution decreased $3.9 million, or (5)%, to $75.5 million. Net revenue decreased (2)% to $286.0 million, total expenses decreased $2.2 million to $210.5 million due primarily a $2.9 million prior-period recognition of an uncollectible receivable balance from a bankrupt refining partner with no comparable charge in the current period. Excluding the impairment, operations expenses increased 1% compared to the prior-year nine-month period.

The change in net revenue attributable to same stores and new stores added since the prior-year is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(19.0)	$7.7	$(11.3)
New stores and other	1.2	1.2	2.4
Total	$(17.8)	$8.9	$(8.9)
Change in jewelry scrapping sales gross profit and other revenues			2.8
Total change in net revenue			$(6.1)
Pawn service charges decreased (10)% due to a substantial decline in new loans activity and associated loan balances as a result of a change in customer borrowing behaviors as a result of COVID-19.
Merchandise sales increased 14% with margins down 100 basis points to 36%, the low end of our target range, as we continue to focus on inventory management. As a result of the net impact of the increase in sales offset by decreased margin, merchandise sales gross profit increased 9% to $111.6 million.
Jewelry scrapping sales gross profit increased 60% to $7.5 million due primarily to higher scrapping margins as a result of higher gold prices. Scrap sales margins increased 700 basis points to 23%.

Latin America Pawn
The following table presents selected summary financial data our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Financial Information” above.

	Nine Months Ended June 30,
	2020 (GAAP)	2019 (GAAP)	Change (GAAP)	2020 (Constant Currency)	Change (Constant Currency)

	(in USD thousands)			(in USD thousands)
Net revenues:
Pawn service charges	$50,548	$59,640	(15)%	$52,365	(12)%

Merchandise sales	79,036	70,547	12%	82,580	17%
Merchandise sales gross profit	19,813	18,295	8%	20,743	13%
Gross margin on merchandise sales	25%	26%	(100)bps	25%	(100)bps

Jewelry scrapping sales	8,804	9,516	(7)%	9,408	(1)%
Jewelry scrapping sales gross profit	705	548	29%	750	37%
Gross margin on jewelry scrapping sales	8%	6%	200bps	8%	200bps

Other revenues, net	(19)	134	(114)%	(114)	(185)%
Net revenues	71,047	78,617	(10)%	73,744	(6)%

Segment operating expenses:
Operations	53,493	54,703	(2)%	55,669	2%
Impairment of goodwill and intangible assets	35,936	—	*	37,398	*
Depreciation and amortization	5,476	4,543	21%	5,736	26%
Segment operating (loss) contribution	(23,858)	19,371	(223)%	(25,059)	(229)%

Other segment (income) expense (a)	(1,106)	1,024	(208)%	(766)	(175)%
Segment (loss) contribution	$(22,752)	$18,347	(224)%	$(24,293)	(232)%

Other data:
Average monthly ending pawn loan balance per store (b)	$77	$91	(15)%	$80	(12)%
Monthly average yield on pawn loans outstanding	15%	16%	(100)bps	15%	(100)bps
Pawn loan redemption rate	77%	78%	(100)bps	77%	(100)bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)
Fiscal 2020 constant currency amount excludes net GAAP basis foreign currency transaction gains of $0.4 million gains resulting from movement in exchange rates. The net foreign currency transaction gains for fiscal 2019 were nominal and are included in the above results.

(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
In the current-year nine-months, our Latin America pawn segment opened 16 de novo stores.
Segment contribution decreased $41.1 million, or 224%, to $(22.8) million (232% on a constant currency basis) primarily due to the goodwill impairment charges recorded during the prior quarter. Excluding those charges, segment contribution decreased $5.2 million, or 28%, to $13.2 million (32% on a constant currency basis) with net revenue down 10% (6% on a constant currency basis). Operations expense decreased $1.2 million, or 2% (increased 2% on a constant currency basis), to $53.5 million.

The change in net revenue attributable to same stores and new stores added since the prior-year is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(10.1)	$0.9	$(9.2)
New stores and other	1.0	0.6	1.6
Total	$(9.1)	$1.5	$(7.6)
Change in jewelry scrapping sales gross profit and other revenues			—
Total change in net revenue			$(7.6)

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(8.3)	$1.9	$(6.4)
New stores and other	1.0	0.6	1.6
Total	$(7.3)	$2.5	$(4.8)
Change in jewelry scrapping sales gross profit and other revenues			(0.1)
Total change in net revenue			$(4.9)
Pawn service charges decreased 15% (12% on a constant currency basis). The average ending monthly pawn loan balance outstanding during the current quarter was down 15% (12% on a constant currency basis). We have experienced a substantial decline in new loans activity and associated loan balances as a result of a change in customer borrowing behaviors due to COVID-19.
Merchandise sales increased 12% (17% on a constant currency basis) as we continue with efforts to reduce aged general merchandise at a higher cost basis, with an offsetting 100 basis points decline in margins. As a result of these factors and foreign currency impacts, merchandise sales gross profit was up 8% to $19.8 million (13% to $20.7 million on a constant currency basis).
Jewelry scrapping sales decreased 7% (1% on a constant currency basis) as airport closures limited many stores ability to scrap and export their gold.
Lana
The following table presents selected financial data for the Lana segment:

	Nine Months Ended June 30,		Percentage Change
	2020	2019

	(in thousands)
Revenues	$13	$—	*
Operations expense and other	(4,297)	(4,981)	(14)%
Segment loss	$(4,284)	$(4,981)	(14)%

*	Represents a percentage computation that is not mathematically meaningful.
Discrete revenues to date are minimal as the product offering launched late in the first quarter of fiscal 2020, and all fees from pawn loan extensions, including those made through the Lana platform, are reported in the pawn segments.
Operations expense decreased $0.7 million from the prior-year nine-month period primarily as a result of the capitalization of costs related to the Lana platform during and subsequent to the development stage.

Other International
The following table presents selected financial data from continuing operations for our Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Nine Months Ended June 30,		Percentage Change
	2020	2019

	(in thousands)
Net revenues:
Consumer loan fees, interest and other	$3,570	$4,274	(16)%
Consumer loan bad debt	(1,024)	(1,467)	(30)%
Net revenues	2,546	2,807	(9)%

Segment operating expenses:
Operating expenses	3,910	6,359	(39)%
Impairment of goodwill and intangible assets	1,124	—	*
Equity in net loss (gain) of unconsolidated affiliates	5,896	(632)	*
Segment operating loss	(8,384)	(2,920)	187%

Other segment expense	458	20,317	(98)%
Segment loss	$(8,842)	$(23,237)	(62)%

*	Represents a percentage computation that is not mathematically meaningful.
Segment loss was $8.8 million, an improvement of $14.4 million from the prior year primarily due to:

•	A $19.7 million impairment of Cash Converters International in the prior-year with no impairment in the current-year nine-months;

•	A decrease in operating expenses of $2.5 million related to the deconsolidation of a previously consolidated variable interest entity ("RDC") in mid-fiscal 2019;

•	An impairment of $1.1 million of certain long-lived assets in the second quarter of fiscal 2020; and

•
A $7.1 million charge, ($10.1 million, net of a $3.0 million tax benefit) in the first quarter of fiscal 2020 for the Company's share of the Cash Converters International settlement of a class action lawsuit.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Nine Months Ended June 30,		Percentage Change
	2020	2019

	(in thousands)
Segment contribution	$29,654	$69,606	(57)%
Corporate expenses (income):
Administrative	46,797	41,814	12%
Depreciation and amortization	8,587	7,430	16%
Loss on sale or disposal of assets	1,118	22	*
Interest expense	15,695	25,362	(38)%
Interest income	(1,251)	(8,411)	(85)%
Other expense (income)	7	(348)	(102)%
(Loss) income from continuing operations before income taxes	(41,299)	3,737	*
Income tax expense	3,757	1,377	173%
(Loss) income from continuing operations, net of tax	(45,056)	2,360	*
Loss from discontinued operations, net of tax	(67)	(404)	(83)%
Net (loss) income	(45,123)	1,956	*
Net loss attributable to noncontrolling interest	—	(1,230)	(100)%
Net (loss) income attributable to EZCORP, Inc.	$(45,123)	$3,186	*

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution decreased 57% over the prior-year period, primarily related to the goodwill and intangible asset impairment of $47.1 million recorded in the second quarter of fiscal 2020, reduced pawn service charges from a decline in new loans activity and associated loan balances as a result of a change in customer borrowing behaviors due to COVID-19, partially offset by a $19.7 million prior-year quarter impairment related to our investment in Cash Converters International.
Administrative expenses increased $5.0 million primarily as a result of higher labor costs, including severance costs, cloud computing costs and professional fees. Professional fees include costs related to the remediation of the material weakness in our information technology general controls, fees related to the current year adoption of the new lease accounting standard, and other smaller items.
Interest expense decreased $9.6 million, or 38%, primarily due to the reduction of interest expense on our 2.125% 2019 Convertible Notes which were repaid June 17, 2019. Prior to repayment, the principal amount of these notes was $195.0 million.
Interest income decreased $7.2 million, or 85%, primarily due to the declining principal balance on the Grupo Finmart notes receivable, in addition to the reduction of interest earned on outstanding cash balances after our 2019 Convertible Notes were repaid in June 2019.
Income tax expense increased $2.4 million due primarily to:

•	A $45 million decrease in income from continuing operations before income taxes offset by

•	A $22 million increase in income tax expense resulting from non-deductible goodwill impairments;

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
Liquidity and Capital Resources
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Nine Months Ended June 30,		Percentage Change
	2020	2019

	(in thousands)
Cash flows from operating activities	$56,365	$64,977	13%
Cash flows from investing activities	110,389	(13,238)	*
Cash flows used in financing activities	(7,388)	(198,101)	96%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6,678)	(294)	*
Net increase (decrease) in cash, cash equivalents and restricted cash	$152,688	$(146,656)	204%
Change in Cash and Cash Equivalents and Restricted Cash for the Nine Months Ended June 30, 2020 vs. Nine Months Ended June 30, 2019
The decrease in cash flows from operating activities year-over-year was due to $14.4 million of changes in working capital, offset by a $5.7 million increase in net income, exclusive of non-cash items. Changes in working capital included certain required prepayments and payments of accounts payable, including certain discrete items, accrued as of September 30, 2019.
The increase in cash flows from investing activities year-over-year was primarily due to a $93.4 million net decrease in investment in customer loan growth and a $36.3 million increase in the sale of forfeited collateral, partially offset by a $17.9 million net decrease in principal collections on notes receivable.
The decrease in cash flows used in financing activities year-over-year was primarily due to repayment of our $195.0 million 2.125% Cash Convertible Senior Notes Due 2019 in June 2019 in the prior year and $5.2 million in common stock repurchases in the current year
The net effect of cash flows was a $152.7 million increase in cash on hand during the current year-to-date period, resulting in a $315.1 million ending cash and restricted cash balance. Of the ending cash balance at June 30, 2020, $49.0 million was unavailable to fund domestic operations as we intend to permanently reinvest those funds in our foreign operations.
Sources and Uses of Cash
In December 2019, our Board authorized a stock repurchase program that will allow us to repurchase up to $60 million of our Class A Non-voting Common Stock over three years. On March 20, 2020, we suspended the repurchase of shares under the program in order to preserve current liquidity given the uncertainty of the impact of the COVID-19 pandemic to our operations. The resumption of our stock repurchase program and the amount and timing of purchases will be dependent on a variety of factors. These factors include the return to normal business conditions, stock price, trading volume, general market conditions, legal and regulatory requirements, cash flow levels, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. During the nine months ended June 30, 2020, we repurchased and retired 943,149 shares of our Class A Common Stock for $5.2 million, respectively.
We anticipate that cash flows from operations and cash on hand will be adequate to fund any future stock repurchases, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through fiscal 2020. We continue to explore accretive acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Given the current uncertainty related to the COVID-19 pandemic, we may adjust our capital or other expenditures.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2020 due to the continuing existence of a material weakness in internal control over financial reporting described below (which we view as an integral part of our disclosure controls and procedures). Based on the performance of additional procedures designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods, presented, in conformity with GAAP.
Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2019, we identified deficiencies in our information technology general controls (ITGCs) that are designed to prevent or detect unauthorized access or changes to certain information technology (IT) systems that support our financial reporting processes. Our related IT dependent manual and application controls that are impacted by the affected ITGCs were also deemed ineffective as they rely on reports generated by the IT systems subject to ITGCs, resulting in our inability to place reliance on internal controls over related financial statement accounts and assertions. At that time, we determined that the ITGC deficiencies represent a material weakness in our internal control over financial reporting and reported that material weakness in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019. Because we have not completed the remediation of that material weakness as of June 30, 2020, we have concluded our internal control over financial reporting was not effective as of that date.
During the quarter ended June 30, 2020, we have continued to implement, manage and monitor a remediation plan focused on IT control enhancements across our logical access and change management processes, including the evaluation of automation tools, where applicable, and database monitoring activities. Management believes it is taking the appropriate steps to remediate the underlying ITGC deficiencies, including allowing the controls to operate for a time period to produce sufficient testing sample sizes.
Inherent Limitations on Internal Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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
The outbreak of COVID-19 has affected our operations beginning primarily in March 2020. Governmental fiscal stimulus response, stay-at-home orders and business restrictions, health agency guidance regarding social distancing and public perceptions of the risks associated with the COVID-19 pandemic have resulted in a reduction in the demand for pawn loans with a resulting significant decline in pawn loan balances. See “Part I, Item 2 — Management’s Discussion and Analysis of Results of Operations and Financial Condition - Impact of COVID-19.” The decline in pawn loan balances negatively impacted our financial performance during the third quarter and will continue to negatively impact our financial performance for the remainder of fiscal 2020. We expect that the impact of the pandemic, and the recovery therefrom, will continue to adversely affect our net revenues and earnings into fiscal 2021. A prolonged pandemic and recovery may impact our results of operations, financial condition and liquidity in future periods. The extent of the impact is dependent upon a number of factors, including the longevity and severity of the pandemic, the pace of business reopenings and rebound, the impact of government responses and the degree to which customer behaviors return to historical norms.
ITEM 6. EXHIBITS
The following exhibits are filed with, or incorporated by reference into, this report.

Exhibit No.	Description of Exhibit

31.1†
Certification of Jason A. Kulas, Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2†
Certification of Jason A. Kulas, Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1††	Certifications of Jason A. Kulas, Chief Executive Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS†††	XBRL Instance Document
101.SCH†††	XBRL Taxonomy Extension Schema Document
101.CAL†††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF†††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB†††	XBRL Taxonomy Label Linkbase Document
101.PRE†††	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.
††	Furnished herewith.
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

EZCORP, INC.

Date:	August 4, 2020	/s/ Jason A. Kulas
Jason A. Kulas, Chief Executive Officer and Chief Financial Officer