Form 10-K
period 2020-09-30
EZCORP INC
filed 2020-12-14
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $212 million, based on the closing price on the NASDAQ Stock Market on March 31, 2020.
As of November 30, 2020, 52332848 shares of the registrant’s Class A Non-Voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2020

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
Unless otherwise specified, references to the “company,” “we,” “our,” “us” and “EZCORP” refer to EZCORP, Inc. and its consolidated subsidiaries, collectively. References to a “fiscal” year refer to our fiscal year ended September 30 of the specified year. For example, “fiscal 2020” refers to the fiscal year ended September 30, 2020. All currency amounts preceded with “$” are stated in U.S. dollars, except as otherwise indicated.
ITEM 1 — BUSINESS
Overview
EZCORP, Inc. is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of pawn loans in the United States and Latin America with over 1,000 locations and approximately 5,900 team members.
Our vision is to be our customers’ first and best choice for their short-term cash needs. This vision is supported by a customer-centric strategy that includes the following:
•Providing fast, easy and simple access to cash;
•Serving our customers in a friendly and respectful way;
•Always being competitive and fair;
•Passionately solving customer needs;
•Building enduring relationships; and
•Recognizing and rewarding customer loyalty.
At September 30, 2020, we operated a total of 1,005 locations, consisting of:
•505 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);
•368 Mexico pawn stores (operating primarily as Empeño Fácil); and
•132 pawn stores in Guatemala, El Salvador, Honduras and Peru (operating as GuatePrenda and MaxiEfectivo).
At our pawn stores, we offer non-recourse pawn loans collateralized by tangible personal property, and sell merchandise to customers looking for good value. The merchandise we sell primarily consists of second-hand collateral forfeited from our pawn lending activities or merchandise purchased from customers. By store count, we are the second largest pawn store owner and operator in the U.S. and one of the largest in Latin America. We also offer a web-based application called Lana that allows customers to manage their pawn loans in one place.
In addition to our core pawn business in the U.S. and Latin America, we own 34.75% of Cash Converters International Limited (“Cash Converters International”), a publicly traded company (ASX: CCV) headquartered in Perth, Western Australia. Cash Converters International and its controlled companies comprise a diverse group generating revenues from franchising, store operations, personal finance and vehicle finance, controlling over 700 stores across 16 countries.
We also own approximately 13% of Rich Data Corporation (RDC), a Singapore-based software-as-a-service company that utilizes global financial services expertise, advanced artificial intelligence and non-traditional data to deliver a next-generation credit scoring and decisioning platform.

We generate revenues primarily from pawn services charges (“PSC”) on pawn loans outstanding (“PLO”), merchandise sales and jewelry scrapping. We remain focused on optimizing our balance of PLO and the resulting higher pawn service charges (“PSC”). The following charts present sources of net revenues, including PSC, merchandise sales gross profit (“Merchandise sales GP”) and jewelry scrapping gross profit (“Jewelry scrapping GP”):

Segment and Geographic Information
We conduct our business globally and manage our business by geography. Our business is organized into the following reportable segments:
•U.S. Pawn, which includes our EZPAWN, Value Pawn & Jewelry and other branded pawn operations in the United States;
•Latin America Pawn, which includes our Empeño Fácil and other branded pawn operations in Mexico, as well as our GuatePrenda and MaxiEfectivo pawn operations in Guatemala, El Salvador, Honduras and Peru;
•Lana, which is our customer-centric web-based engagement platform; and
•Other International, which includes the consumer finance activities in Canada that we closed in the fourth quarter and our equity interests in Cash Converters International and RDC.
We began reporting separate financial results for our Lana business in the first quarter of fiscal 2020, and our historical segment results have been recast to conform to current presentation.
The following table presents store data by segment (excluding Lana, which has no separate physical store locations), included in our continuing operations:

	Company-owned Stores
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2017	513	246	27	786
New locations opened	—	12	—	12
Locations acquired	—	196	—	196
Locations sold, combined or closed	(5)	(1)	—	(6)
As of September 30, 2018	508	453	27	988
New locations opened	—	22	—	22
Locations acquired	7	5	—	12
Locations sold, combined or closed	(3)	—	(5)	(8)
As of September 30, 2019	512	480	22	1,014
New locations opened	—	23	—	23
Locations acquired	—	—	—	—
Locations sold, combined or closed	(7)	(3)	(22)	(32)
As of September 30, 2020	505	500	—	1,005
For additional information about our segments and geographic areas, see Note 14 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
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
As of September 30, 2020, we had a closing pawn loan principal balance of $131.3 million, from which we earn pawn service charges. In fiscal 2020, pawn service charges accounted for approximately 33% of our total revenues and 61% of our net revenues.
U.S. pawn loans primarily earn 13% to 25% per month as permitted by applicable law, excluding forfeitures. The U.S. pawn loan term generally ranges between 30 and 90 days. While individual loans vary depending on the valuation of each item pawned, our U.S. pawn loans typically average between $100 and $120.

In Mexico, pawn loans earn 15% to 21% per month as permitted by applicable law, excluding forfeitures. The Mexico pawn loan primary term is 30 days. Individual loans are made in Mexican pesos and vary depending on the valuation of each item pawned. Mexico pawn loans typically average between 1,100 and 1,300 Mexican pesos, or approximately $50 to $60 on average using the average exchange rate for fiscal 2020.
In Guatemala, El Salvador, Honduras and Peru, pawn loans earn 12% to 18% per month as permitted by applicable law, excluding forfeitures. The pawn loan primary term in these countries is 30 days. Individual loans are made in the local currency of the country and vary depending on the valuation of each item pawned. Our pawn loans in these countries typically average between $100 and $120 using the average exchange rates for fiscal 2020. The average loan amounts tend to be higher in these countries than in Mexico due to the higher concentration of jewelry loans.
If a customer chooses not to repay, renew or extend a pawn loan, the collateral is forfeited and becomes inventory available for sale. We do not record loan losses or charge-offs of pawn loans because the principal amount of an unpaid loan becomes the inventory carrying cost of the forfeited collateral. The difference between the subsequent sale of the forfeited collateral and the loan value is reflected in merchandise sales gross margin.
The redemption rate represents the percentage of loans made that are repaid, renewed or extended, including loans that may extend multiple times in a given time period. The following table presents our pawn loan redemption rates by segment:

	Fiscal Year Ended September 30,
Redemption Rate	2020	2019	2018

U.S. Pawn	88%	84%	84%
Latin America Pawn	78%	78%	79%
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
Closure of CASHMAX
We operated 22 financial services stores in Canada under the CASHMAX brand during the fiscal year. All of the stores were located in the Ontario province, in and around Toronto. During the fourth quarter, as part of a review of our growth strategies and cost optimization initiatives, we closed our CASHMAX business.
Operations and Risk Management
Our pawn operations are designed to provide the optimum level of support to the store teams, providing coaching, mentoring and problem solving to identify opportunities to better serve our customers and position us to be the leader in customer service and satisfaction.
Our risk management structure consists of asset protection, compliance and internal audit departments, which monitor the inventory system, lending practices, regulatory compliance and compliance with our policies and procedures. We perform full physical audits of inventory at each store at least annually, and more often in higher risk stores or those experiencing higher shrinkage. Inventory counts are completed daily for jewelry and firearms, and other inventory categories more susceptible to theft are cycle counted multiple times annually. We record shrink adjustments for known losses at the conclusion of each inventory count. These adjustments are recorded as estimates during interim periods and as discovered during cycle counts.

Human Capital Management

We employ 5,900 Team Members in the U.S., Mexico, Guatemala, El Salvador, Honduras, Peru and Canada, all of whom are expected to be guided by our vision and values and by an underlying set of ethical principles. Incorporated into our Code of Conduct, our vision, values and principles define our culture and strengthen the workforce. We strive to demonstrate to our customers, shareholders, business partners, communities and Team Members that we are worthy of their trust and continually strive to enhance and differentiate our brand reputation as the best in our industry. Globally, we invest in Team Members at all levels who are expected to integrate our vision and values in all that we do.
While the People and Compensation Committee of the Board of Directors has the primary responsibility of overseeing our human capital management activities (including assessing the effectiveness of employee programs and advising management with regard to the quality of the workforce to carry out our strategic goals and overall human resource strategies), other Board committees also have responsibilities that impact our human capital management as outlined in their respective Charters. Within management, our Human Resources function has global management responsibility for advising and assisting the business on human resource matters and executing our overall human capital management strategies.
We are committed to fostering work environments that value diversity and inclusion. This commitment includes providing equal access to, and participation in, equal employment opportunities, programs and services without regard to race, creed, religion, color, national origin, disability, sex (including pregnancy), sexual orientation, gender identity, veteran status, age or stereotypes or assumptions based thereon. We welcome and celebrate our Team Members’ differences, experiences and beliefs, and we are investing in a more productive, engaged, diverse and inclusive workforce.
During fiscal 2020, we appointed a Senior Manager of Diversity and Inclusion, who is responsible for strategic management and planning for diversity and inclusion within the Company, as well as enhancing our understanding, providing training and development, and partnering with and assisting all of us to be accountable. During the year, our new Diversity and Inclusion function drove a number of initiatives to enhance our focus on diversity and inclusion and raise our awareness, including mandatory compliance training on unconscious bias, introduction of the Diversity Word of the Month (a recurring program to raise awareness and promote constructive conversations about various diversity and inclusion issues), and conducting a series of surveys and group feedback sessions, the results of which are shared with senior management and help guide our ongoing Diversity and Inclusion activities.
We strive to engage and retain our Team Members throughout the employment life-cycle with effective recruiting and onboarding; competitive pay, benefits and other total rewards; mandatory and optional programs for professional development and career advancement; compliance training; succession planning; and a safe, healthy and respectful workplace. Our EZCORP University includes mandatory global compliance training at hire and periodically thereafter, career advancement training requirements and thousands of self-directed developmental courses.
In response to the COVID-19 pandemic, we quickly implemented safety and health standards and protocols for our Team Members while continuing to offer a safe environment as an essential service to our customers. Team Members in our Corporate Support Centers have been working from home since March. Our pawn locations are provided with PPE, other equipment and enhanced cleaning supplies, and are required to adhere to appropriate protocols for social distancing, limiting density, taking temperatures, reporting and documenting exposures and wearing masks at all times, all as recommended by the Centers for Disease Control or mandated by local regulations.
We maintain an Ethics Hotline that is available to all of our Team Members to report (anonymously if desired) any matter of concern. Communications to the hotline (which is facilitated by an independent third party) are routed to appropriate functions (whether Human Resources, Legal or Compliance) for investigation and resolution. In addition, any shareholder or other interested party may send communications to the Board of Directors, either individually or as a group, through a process that is outlined in the Investor Relations section of our website.
Growth and Expansion
Part of our strategy is to grow the number of locations we operate through opening new (“de novo”) locations and through acquisitions in both Latin America and the U.S. and potential new markets. Our ability to add new stores is dependent on several variables, such as projected achievement of internal investment hurdles, the availability of acceptable sites or acquisition candidates, the alignment of acquirer/seller price expectations, the regulatory environment, local zoning ordinances, access to capital and availability of qualified personnel.
During fiscal 2020, we continued our expansion in Latin America with the opening of 23 de novo stores (14 in Mexico, 7 in Guatemala, 1 in Honduras and 1 in Peru). We now own a total of 500 stores in Latin America, representing 50% of our total pawn stores. In fiscal 2020, these stores represented 19% of our consolidated net revenues as the average scale of Latin

America pawn stores is smaller than in the U.S. We see opportunity for further expansion in Latin America through both acquisitions and de novo openings.
For further information about our acquisitions, see Note 3 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Seasonality and Quarterly Results
In the United States, pawn service charges are historically highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season and lowest in our third fiscal quarter (April through June) following the tax refund season, and merchandise sales are highest in our first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the availability of tax refunds. In Latin America, most of our customers receive additional compensation from their employers in December, and many receive additional compensation in June or July, applying downward pressure on loan balances and fueling some merchandise sales in those periods. As a net effect of these and other factors and excluding discrete charges, our consolidated profit before tax is generally highest in our first fiscal quarter (October through December) and lowest in our third fiscal quarter (April through June). These historical trends have been impacted by COVID-19, but we expect them to return in the future.
Competition
We encounter significant competition in connection with all of our activities. These competitive conditions may have an impact on our revenues, profitability and ability to expand. We compete with other pawn stores, credit service organizations, banks, credit unions and other financial institutions, such as consumer finance companies. We believe the primary elements of competition are the quality of customer service and relationship management, including understanding our customers’ needs better than anyone else, convenience, store location and a customer-friendly environment. In addition, we believe the ability to compete effectively will be based increasingly on strong general management, regional focus, automated management information systems, access to capital and superior customer service.
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
The pawn industry in the United States is large, relatively mature and highly fragmented. The industry consists of a few large operators (of which we are the second largest) and then independent operators who primarily own one to three locations.
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
Trademarks and Trade Names
We operate our U.S. pawn stores principally under the names “EZPAWN” or “Value Pawn & Jewelry,” our Mexico pawn stores principally under the name “EMPEÑO FÁCIL,” our Guatemala pawn stores under the name “GuatePrenda,” and our El Salvador, Honduras and Peru pawn stores under the name “MaxiEfectivo.” We have registered the names EZPAWN and EZCORP, among others, with the United States Patent and Trademark Office. In Mexico, we have registered the names “EMPEÑO FÁCIL,” “Bazareño,” “Presta Dinero” and “Montepio San Patricio” with the Instituto Mexicano de la Propiedad Industrial. We have registered the name “GuatePrenda” in Guatemala and the name “MaxiEfectivo” in Guatemala, El Salvador, Honduras and Peru.
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
Other Regulations — Our pawn lending activities are subject to other state and federal statutes and regulations, including the following:
•We are subject to the federal Gramm-Leach-Bliley Act and its underlying regulations, as well as various state laws and regulations relating to privacy and data security. Under these regulations, we are required to disclose to our customers our policies and practices relating to the protection and sharing of customers’ nonpublic personal information. These regulations also require us to ensure that our systems are designed to protect the confidentiality of customers’ nonpublic personal information, and many of these regulations dictate certain actions that we must take to notify customers if their personal information is disclosed in an unauthorized manner. We are subject to the Fair Credit Reporting Act, which was enacted, in part, to address privacy concerns associated with the sharing of consumers’ financial information and credit history contained in consumer credit reports and limits our ability to share certain consumer report information. We are subject to the Federal Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act and requires us to adopt written guidance and procedures for detecting, preventing and mitigating identity theft, and to adopt various policies and procedures (including Team Member training) that address and aid in detecting and responding to suspicious activity or identity theft “red flags.”
•As a provider of consumer financial products, we are prohibited from engaging in any unfair, deceptive or abusive act or practice (UDAAP) under the Dodd-Frank Act, as they can cause significant financial injury to consumers, erode consumer confidence and undermine the financial marketplace.
•The Equal Credit Opportunity Act prohibits discrimination on the basis of race, color, religion, national origin, sex, marital status, age, receipt of public assistance or good faith exercise of any rights under the Consumer Credit Protection Act.
•Under the USA PATRIOT Act, we must maintain an anti-money laundering compliance program that includes the development of internal policies, procedures and controls; the designation of a compliance officer; an ongoing team member training program; and an independent audit function to test the program.
•We are subject to the Bank Secrecy Act and its underlying regulations, which require us to report and maintain records of certain high-dollar transactions. In addition, federal laws and regulations require us to report certain suspicious transactions to the Financial Crimes Enforcement Network of the Treasury Department (“FinCen”). Generally, a transaction is considered to be suspicious if we know, suspect or have reason to suspect that the transaction (a) involves funds derived from illegal activity or is intended to hide or disguise such funds, (b) is designed to evade the requirements of the Bank Secrecy Act or (c) appears to serve no legitimate business or lawful purpose.
•The Office of Foreign Assets Control (“OFAC”) of the Department of the Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction and other threats to the national security, foreign policy or economy of the United States. We are prohibited from doing business with named individuals, businesses and countries subject to sanctions and restrictions, and we are required to report any transactions involving those named by the US. Department of the Treasury.
•The Foreign Corrupt Practices Act ("FCPA") makes it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business. Specifically, the anti-bribery provisions of the FCPA prohibit the willful use of mail or any means of instrumentality of interstate commerce corruptly in furtherance of any offer, payment, promise to pay, or authorization of the payment of money or anything of value to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to a foreign official to influence the foreign official in his or her official capacity, induce the foreign official to do or omit to do an act in violation of his or her lawful duty, or to secure any improper advantage in order to assist in obtaining or retaining business for or with, or directing business to, any person.
•The Department of Defense regulations promulgated under the Military Lending Act (the “MLA”) limit the annual percentage rate charged on certain consumer loans (including pawn loans) made to active military personnel or their dependents to 36%.
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
The Federal Law on the Protection of Personal Data Held by Private Parties requires us to protect our customers’ personal information. This law requires us to inform customers if we share customer personal information with third parties and to post (both online and in-store) our Data Privacy Policy.
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
We are also subject to The Federal Law for the Prevention and Identification of Transactions with Funds from Illegal Sources, which requires reporting of certain transactions exceeding certain monetary limits, maintenance of customer identification records and controls, and reporting of all non-Mexican customer transactions. This law affects all industries in Mexico and is intended to detect commercial activities arising from illicit or ill-gotten means through bilateral cooperation between Mexico’s Ministry of Finance and Public Credit and Mexico’s Attorney General’s Office. The law also restricts the use of cash in certain transactions associated with high-value assets and limits, and to the extent possible, money laundering activities protected by the anonymity that such cash transactions provide. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting on “vulnerable activities,” which include pawn transactions exceeding 139,442 Mexican pesos and retail transactions of precious metals exceeding 139,442 Mexican pesos. Retail transactions of precious metals in cash exceeding 271,213 Mexican pesos are prohibited. There are significant fines and sanctions for failure to comply with these rules.

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
Available Information
We file annual, quarterly and current reports and other documents with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The SEC maintains an Internet website that contains reports and other information regarding issuers that file electronically with the SEC. The public can obtain any documents that we file with the SEC at www.sec.gov.
We maintain a website at www.ezcorp.com. Our filings with the SEC, including our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and Section 16 filings, are available free of charge through links maintained on our website under the heading “Investor Relations — SEC Filings.” Information contained on our website is not incorporated by reference into this report.
ITEM 1A — RISK FACTORS
There are many risks and uncertainties that may affect our operations, performance, development and results. Many of these risks are beyond our control. The following is a description of the important risk factors that may affect our business. If any of these risks were to occur, our business, financial condition or results of operations could be materially adversely affected. Additional risks and uncertainties not currently known to us or that we currently consider to be immaterial may also materially adversely affect our business, financial condition or results of operations.
Company Specific Risks
As a result of the current COVID-19 pandemic, we incurred operating losses in the fourth quarter of fiscal 2020 and expect those operating losses to continue into fiscal 2021.
The outbreak of COVID-19 began affecting our operations in March 2020. Governmental fiscal stimulus response, stay-at-home orders and business restrictions, health agency guidance regarding social distancing and public perceptions of the risks associated with the COVID-19 pandemic have resulted in a reduction in the demand for pawn loans with a resulting significant decline in pawn loan balances. See “Part II, Item 7 — Management’s Discussion and Analysis of Results of Operations and Financial Condition — Impact of COVID-19.” The decline in pawn loan balances negatively impacted our financial performance during the third and fourth quarters of fiscal 2020. We expect the impact of the pandemic, and the recovery therefrom, will continue to adversely affect our net revenues and earnings in fiscal 2021. A prolonged pandemic and recovery may impact our financial condition, results of operations and liquidity in future periods. The extent of the impact is dependent upon a number of factors, including the longevity and severity of the pandemic, the pace of business reopenings and rebound, the impact of government responses and the degree to which customer behaviors return to historical norms.
Failure to sustain focus on internal controls could adversely affect our business, results of operations and financial condition.
As described in "Part II, Item 9A — Controls and Procedures," we identified and evaluated certain deficiencies in our IT general controls in the second quarter of fiscal 2019, and concluded those deficiencies, collectively, represented a material weakness in our internal control over financial reporting. During the fourth quarter of fiscal 2020, we completed our efforts to remediate the underlying deficiencies, and have concluded that our disclosure controls and procedures and our internal control over financial reporting are effective as of September 30, 2020. If we do not sustain our focus on internal controls, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could materially and adversely affect our business, results of operations and financial condition, restrict our ability to access the capital markets, require us to expend significant resources to correct the deficiencies, subject us to fines, penalties or judgments, harm our reputation or otherwise cause a decline in investor confidence and the market value of our publicly traded Class A Non-Voting Common Stock (“Class A Common Stock”).
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
As of September 30, 2020, more than 60% of our U.S. pawn stores were located in Texas (43%) and Florida (19%), and those stores account for a significant portion of our revenues and profitability. The legislative, regulatory and general business environment in Texas and Florida has been relatively favorable for our pawn business activities, but a negative legislative or regulatory change in either of those states could have a material adverse effect on our overall operations and financial performance. Further, as discussed below, areas in Texas and Florida where we have significant operations are particularly susceptible to hurricane and tropical storm activity.
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
Our development of a digital platform, and the commercialization of that platform, may not be successful.
We have invested in the design and development of a digital platform to enhance our relationships with customers and provide them access to a broader range of financial products and services. There can be no assurance that our efforts to develop and launch such a digital platform will be successful or that the platform will be accepted by existing customers or attract new customers. Consequently, we may not realize the expected return on our investment.
We continue to have limited indemnity obligations to AlphaCredit for pre-closing taxes.
Under the terms of the Purchase Agreement related to the sale of our 94%-owned subsidiary, Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") to Alpha Holding, S.A. de C.V. ( “AlphaCredit”) in September 2016, we remain obligated to indemnify AlphaCredit for any “pre-closing taxes” (i.e., tax obligations arising from the Grupo Finmart business that are attributable to periods prior to the completion of the sale in September 2016). Those obligations continue until the expiration of the statute of limitations applicable to the pre-closing periods. In August 2019, AlphaCredit notified us of a potential indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined. The last two payments from AlphaCredit totaling $8.0 million have been placed into escrow pending resolution of the potential indemnity claim.
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
We currently own 34.75% of the outstanding ordinary shares of Cash Converters International, which is a publicly traded company based in Australia. We made the initial investment in November 2009 and have made incremental investments periodically since then. The success of this strategic investment is dependent on a variety of factors, including Cash Converters International’s business performance and the market’s assessment of that performance. We have recorded a number of impairments to the carrying value of our investment in Cash Converters International in the past. After an analysis of Cash Converters International’s stock price performance and other factors, we determined that the fair value of our investment in Cash Converters International at September 30, 2020 was greater than its carrying value. Accordingly, we did not record an impairment at that date. See Note 5 of Notes to Consolidated Financial Statements included in “Part II, Item 8 - Financial Statements and Supplemental Data.” If the fair value of our investment declines and we determine that such decline is other-than-temporary, we may be required to further impair our investment and recognize the related investment loss, which would adversely affect our results of operations and financial position in the period of impairment. Furthermore, there can be no assurance that we will be able to dispose of some or all of our investment in Cash Converters International on favorable terms, should we decide to do so in the future.
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
The carrying value of our goodwill was $257.6 million, or approximately 22% of our total assets, as of September 30, 2020. In accordance with Financial Accounting Standards Board Accounting Standards Codification 350-20-35, we test goodwill and intangible assets with an indefinite useful life for potential impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units. Our annual goodwill impairment test is performed in the fourth quarter utilizing the income approach. This approach uses future cash flows and estimated terminal values for each reporting unit (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if an impairment exists. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint.
During the second quarter of fiscal 2020, there was an indicator of impairment due to a decline in our market capitalization. We performed a quantitative analysis as of March 31, 2020 utilizing the income approach. As a result of our quantitative analysis, we determined the fair value of each of our reporting units was below its carrying value because of the impact of COVID-19, including a significant decline in pawn loan balances due to changes in typical customer behavior and mandated store closures in our GPMX countries. These factors impacted the forecast of future net revenues and earnings and resulted in lower present value of future cash flows. This led to a goodwill impairment charge of $41.3 million in the second quarter of fiscal 2020. These impairments were recorded under "Impairment of goodwill, intangible and other assets" in the Consolidated Statements of Operations

See Note 1 and Note 8 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data” for a discussion of our annual impairment tests performed for goodwill and indefinite-lived intangible assets during fiscal 2020. We remain confident in our businesses, as all business units were performing well prior to the impact of COVID-19.
The conversion feature of our convertible notes, if triggered, may adversely affect our financial condition and operating results.
We have outstanding a total of $316.3 million of convertible notes. See Note 9 of Note to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” If the conversion feature of any of those convertible notes is triggered, holders will be entitled to convert the notes at their option at any time during specified periods. If one or more holders elect to convert their notes, we may be required, or may choose, to settle the obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Our certificate of incorporation currently authorizes us to issue up to 100 million shares of Class A Common Stock. Taking into consideration the shares that are issued and outstanding, as well as the shares that have been reserved for issuance pursuant to convertible notes, warrants and outstanding equity incentive compensation awards and the conversion of the Class B Common Stock, we had approximately 10.4 million shares of authorized Class A Common Stock available for other uses as of September 30, 2020. Therefore, our ability to issue shares of Class A Common Stock (other than pursuant to the existing reserved-for commitments), or securities or instruments that are convertible into or exchangeable for shares of Class A Common Stock, may be limited until such time that additional authorized, unissued and unreserved shares become available or unless we determine that we are unlikely to issue all of the shares that are currently reserved. During this time, for example, our ability to complete equity or equity-linked financings or other transactions (including strategic acquisitions) that involve the issuance or potential issuance of Class A Common Stock may be limited. Further, our ability to offer equity-based compensation to our management team may also be limited, which could adversely affect our ability to align management’s incentives with stockholders or attract and retain key management personnel.
General Risks
Public health issues could adversely affect our financial condition, results of operations or liquidity.
Our business may be impacted by public health issues, including other pandemics and the spread of contagious diseases. Such public health issues, and the government and consumer responses thereto, may (i) limit our ability to supply products and services to our customers as a result of store closures, reduced access to or foot traffic in our stores, or labor shortages, (ii) adversely affect the demand for our products and services or (iii) cause other unforeseen negative developments. Any of these factors may adversely affect our financial condition, results of operations or liquidity.
We have significant operations in Latin America, and changes in the business, regulatory, political or social climate could impact our operations there, which could adversely affect our results of operations and growth plans.
We own and operate a significant number of pawn stores in Latin America (primarily Mexico, but also Guatemala, El Salvador, Honduras and Peru). Further, our growth plans include potential expansion in some of those countries as well as potentially other countries in Latin America. Doing business in those countries exposes us to risks related to political instability, corruption, economic volatility, drug cartel and gang-related violence, social unrest including riots and looting, tax and foreign investment policies, public safety and security concerns, and uncertain application of laws and regulations. Consequently, actions or events in any of those countries that are beyond our control could restrict our ability to operate there or otherwise adversely affect the profitability of those operations. Furthermore, changes in the business, regulatory or political climate in any of those countries, or significant fluctuations in currency exchange rates, could affect our ability to expand or continue our operations there, which could have a material adverse impact on our prospects, results of operations and cash flows. For a description of the current regulatory environment in the Latin American countries in which we operate, see “Mexico Regulations” and “Other Latin America Regulations” under “Part I, Item 1 — Business — Regulation.”
A significant change in foreign currency exchange rates could have a material adverse impact on our earnings and financial position.
We have foreign operations in Latin America (Mexico, Guatemala, Honduras, El Salvador and Peru) and an equity investment in Australia. Our assets and investments in, and earnings and dividends from each of these countries must be translated to U.S. dollars from their respective functional currencies. A significant weakening of any of these foreign currencies could result in lower assets and earnings in U.S. dollars, resulting in a potentially material adverse impact on our financial position, results of operations and cash flows.
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
We face other risks discussed under "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk."
ITEM 1B — UNRESOLVED STAFF COMMENTS
None.
ITEM 2 — PROPERTIES
We lease our pawn store locations, which are located throughout our geographic areas of operations. See “Part I, Item 1 — Business — Segment and Geographic Information” Our pawn stores are typically located in a freestanding building or occupy all or part of a retail strip center with contiguous parking. A portion of the store interior is designed for retail operations, with merchandise displayed for sale by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. We maintain or reimburse our landlords for maintaining property and general liability insurance for each of our stores. Our stores are open six or seven days a week.
Leases for our U.S. locations generally have initial terms ranging from three to 10 years and typically allow for renewals in increments of three-to-five years. Our primary corporate office is located in Austin, Texas and is leased through March 2029 with escalating rent payments annually and including two five-year extension options at the end of the lease term. Our locations in Latin America are generally leased on three-to-five year terms.
Our existing leases expire on dates ranging between November 2020 and fiscal 2036, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores. On an ongoing basis, we may close or consolidate under-performing store locations.
As of September 30, 2020 we had a total of 1,005 stores, 505 of which are located in the U.S., with 43% located in Texas, 19% in Florida and the rest spread across 18 other states. We also have 368 locations in Mexico, 87 in Guatemala, 18 in El Salvador, 16 in Honduras and 11 in Peru.
In addition to our store leases, we lease approximately 137,000 square feet of corporate office space in Austin, Texas, 92,400 square feet of which has been subleased to other tenants. We lease other corporate office space in Querétaro, Mexico (9,500 square feet), Guatemala City, Guatemala (7,700 square feet) and Miami, Florida (14,200 square feet, all of which has been subleased to a tenant).
For additional information about store locations, see “Part I, Item 1 — Business — Segment and Geographic Information.”

ITEM 3 — LEGAL PROCEEDINGS
See Note 13 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
ITEM 4 — MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5 — MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Non-Voting Common Stock (“Class A Common Stock”) is traded on the NASDAQ Stock Market under the symbol “EZPW.” As of November 30, 2020, there were approximately 270 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of November 30, 2020. As of September 30, 2020, the closing sales price of our Class A Common Stock, as reported by the NASDAQ Stock Market, was $5.03 per share.
Stock Performance Graph
The following Stock Performance Graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol: IXIC) and the NASDAQ Other Financial Index (ticker symbol: IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2015. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

$225
$200
$175
$150
$125
$100
$75
$50
$25
2016
2017
2018
2019
2020
EZCORP, INC.
NASDAQ Composite Index
NASDAQ Other Finance Index

Company Index	2016	2017	2018	2019	2020
EZCORP, INC.	$100.00	$85.90	$96.75	$58.41	$45.48
NASDAQ Composite Index	$100.00	$122.29	$151.47	$150.59	$210.23
NASDAQ Other Finance Index	$100.00	$125.64	$136.74	$152.19	$159.32

ITEM 6 — SELECTED FINANCIAL DATA
The following selected financial information summarizes our consolidated financial data, which has been derived from the consolidated financial statements for each of the five years in the period ended September 30, 2020. The selected consolidated financial data should be read in conjunction with our annual consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in “Part 1, Item 7” below.

Operating Data

	Fiscal Year Ended September 30,
	2020	2019	2018 (a)	2017	2016

	(in thousands, except per share and store figures)
Total revenues	$822,811	$847,229	$812,156	$747,951	$730,319
Net revenues	449,235	494,448	481,551	435,507	428,044
Impairment of goodwill, intangible and other assets	54,666	—	—	—	—
Other Charges	20,388	—	—	—	—
Impairment of investments	—	19,725	11,712	—	10,957
(Loss) income from continuing operations, net of tax	(68,463)	1,768	37,150	31,585	(9,322)

Basic (loss) earnings per share attributable to EZCORP, Inc. — continuing operations	$(1.24)	$0.05	$0.70	$0.61	$(0.15)
Diluted (loss) earnings per share attributable to EZCORP, Inc. — continuing operations	$(1.24)	$0.05	$0.66	$0.61	$(0.15)
Weighted average shares outstanding:
Basic	55,313	55,341	54,456	54,260	54,427
Diluted	55,313	55,984	57,896	54,368	54,427

Stores attributable to continuing operations at end of period	1,005	1,014	988	786	786
(a)    In fiscal 2018, we acquired 112 GuatePrenda-MaxiEfectivo (“GPMX”) pawn stores as further described in Note 3 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

	As of September 30,
	2020	2019 (c)	2018	2017	2016

	(in thousands)
Pawn loans	$131,323	$199,058	$198,463	$169,242	$167,329
Inventory, net	95,891	179,355	166,997	154,411	140,224
Working capital (a) (b)	460,783	514,674	489,422	503,918	382,908
Total assets (a)	1,197,023	1,083,702	1,241,780	1,021,144	980,182
Long-term debt, less current maturities (a)	251,016	238,380	226,702	284,807	283,611
EZCORP, Inc. stockholders’ equity	$649,127	$744,949	$742,739	$658,803	$591,921
(a)    Amounts exclude assets and liabilities held for sale in conjunction with the disposal of Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") in September 2016.
(b)    In fiscal 2019, we repaid $195.0 million in aggregate principal amount of our 2.125% Cash Convertible Senior Notes Due 2019 using cash on hand.
(c)    Working capital and total asset amounts are inclusive of $0.9 million in gross installment loan balances which were securitized under the CASHMAX securitization facility as further described in Note 9 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

ITEM 7 — MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of EZCORP Inc. and its subsidiaries (collectively, “we,” “us”, “our” or the “Company”) for the two-year period ended September 30, 2020. The following discussion should be read together with our consolidated financial statements and accompanying notes included in “Part II, Item 8 — Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements, and our actual results could differ materially from those anticipated in these forward-looking statements. See “Part I, Item 1A — Risk Factors” and “Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results” below.
Impact of COVID-19
In December 2019, a novel strain of coronavirus, ("COVID-19") was identified in Wuhan, China. This new coronavirus has caused a global health emergency and was declared a pandemic by the World Health Organization in March 2020. In an effort to contain and slow the spread of COVID-19, governments, beginning in March 2020, implemented various measures, such as ordering non-essential businesses to close, issuing travel advisories, canceling large scale public events, ordering shelter-in-place for residents and requiring the public to practice social distancing. Many of these measures have expired or been rescinded, but some are continuing and others are being reimplemented or considered for reimplementation in November 2020 as COVID-19 continues to spread at rapid rates in many parts of the U.S.
We began to see the impact of COVID-19 to our operations in mid-March. Since that time and continuing through the fourth quarter and into fiscal 2021, we have been able to keep virtually all of our stores open for business, although operating under enhanced safety measures and, in some cases, restrictions on occupancy. We have seen tighter restrictions in our Latin America countries: In Mexico (368 stores), retail sales in all stores were prohibited by regulators during the last three weeks of May; in Guatemala (87 stores), regulators imposed country-wide lockdowns on many weekends and 39 mall-based locations were closed for extended periods; in El Salvador (18 stores), our stores were closed from late March through mid-June; in Honduras (16 stores), the majority of our stores were closed through mid April; and in Peru (11 stores), our stores were closed from mid-March through varying dates through mid-May and mid-June.
Beginning in mid-March and continuing through most of the fourth quarter, we have experienced a significant decline in pawn loan originations and associated loan balances in both the U.S. and Latin America, as a result of a change in customer borrowing behaviors related to COVID-19. Pawn loan balances at fiscal year end 2020 were down $51.1 million (32)% in U.S. Pawn and $16.7 million (40%) in Latin America Pawn (down $16.7 million, or 34% on a constant currency basis), compared to the prior-year end. The overall decline in pawn loan balances led to significantly reduced pawn service charge revenue. Offsetting this net revenue loss, we saw a strong increase in merchandise sales during March and continuing into the third quarter, before stabilizing in the fourth quarter. As a result of this increased sales activity, combined with the decrease in loan originations and our liquidity initiatives described below, our cash balance has grown to $312.6 million at the end of fiscal 2020. Sustained lower pawn portfolios will lead to lower pawn service charge revenue and may lead to less inventory available for sale, which in turn may lead to lower merchandise sales volume in fiscal 2021.
The factors described above impacted the forecast of future net revenues and earnings and resulted in lower present value of future cash flows. We recorded a goodwill impairment charge of $41.3 million in the second quarter of fiscal 2020. In addition, we (a) determined an impairment had occurred in the fair values of trade names of previously acquired entities in our Mexico and GPMX reporting units and recorded a related impairment of $2.9 million and $1.7 million respectively, and (b) determined the carrying amount of certain long-lived asset groups were not recoverable and recorded a related impairment of $1.1 million, all in the second quarter of 2020.
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
The full extent and duration of the COVID-19 impact on the global economy generally, and on our business specifically, is currently unknown. The pandemic has had an adverse effect on our net revenues and earnings in fiscal 2020, producing operating losses in the fourth quarter. We expect the impact of the pandemic, and the recovery therefrom, will continue to adversely affect net revenues and earnings into fiscal 2021. A prolonged pandemic and recovery may have an adverse effect on our results of operations, financial position and liquidity in future periods. See "Part I, Item 1A - Risk Factors."

Strategic Initiatives
During the fourth quarter of fiscal 2020, we began to implement strategic initiatives to refocus on our core pawn business and optimize our cost structure in order to improve our bottom line performance and position the Company for sustainable growth. The initiatives focused on workforce reductions, closure of our CASHMAX operations in Canada, store closures and write-offs of other miscellaneous charges. As a result of these initiatives, we incurred the following pre-tax charges during the fourth quarter of fiscal 2020:
•$6.4 million in severance and other payroll-related costs related to a headcount reduction in the corporate office;
•$4.9 million in costs related to the closure of the CASHMAX business and related operations, primarily consisting of severance and other payroll-related costs, net asset write-offs, impairment of internally developed software and contract termination costs;
•$4.1 million in costs primarily related to the closure of four stores in U.S. Pawn and three stores in Latin America Pawn, consisting primarily of severance and other payroll-related costs and reserves on net assets; and
•$5.0 million in other miscellaneous charges, primarily consisting of impairment of internally developed software and contract termination costs.

In addition to optimizing our cost structure to improve profitability and better align with near-term pawn loans outstanding trends, we are focused on creating long-term shareholder value by strengthening our core business operations and continuing to innovate and grow. Our optimization of pricing, lending and transactional efficiencies, and the modernization of our IT and data assets, will drive more consistent profitability. Our efforts to give customers more convenient choices, both in-store and through our Lana platform, will result in a superior customer experience, and our continued de novo store growth will give us the opportunity to expand our platform.
Civil Unrest
In late May and early June 2020, protests and demonstrations in some cities escalated into riots and lootings in neighborhoods where our stores are located. As a result, 30 stores suffered losses and damages during the riots and looting activity. A total of four stores in the U.S. suffered total losses, and two of these stores were permanently closed as of September 30, 2020. We recorded $1.9 million in inventory losses, $0.2 million in loan restitution losses and $0.2 million in property, plant and equipment losses during the fiscal year. The inventory losses were recorded under "Merchandise cost of goods sold" in our consolidated statement of operations.

Results of Operations
Fiscal 2020 vs. Fiscal 2019
Summary Financial Data
The following table presents selected summary consolidated financial data for fiscal 2020 and fiscal 2019.

	Fiscal Year Ended September 30,		Change
	2020	2019

	(in thousands)
Net revenues:
Pawn service charges	$272,638	$327,366	(17)%

Merchandise sales	498,213	453,375	10%
Merchandise sales gross profit	163,732	155,867	5%
Gross margin on merchandise sales	33%	34%	(100) bps

Jewelry scrapping sales	47,953	60,445	(21)%
Jewelry scrapping gross profit	9,912	7,510	32%
Gross margin on jewelry scrapping sales	21%	12%	900 bps

Other revenues, net	2,953	3,705	(20)%
Net revenues	449,235	494,448	(9)%

Operating expenses	422,565	447,439	(6)%
Impairment of goodwill, intangible and other assets	54,666	—	*
Other charges	20,388	—	*
Non-operating expenses	21,711	42,835	(49)%
(Loss) income from continuing operations before income taxes	(70,095)	4,174	(1,779)%
Income tax (benefit) expense	(1,632)	2,406	(168)%
(Loss) income from continuing operations, net of tax	(68,463)	1,768	(3,972)%
Loss from discontinued operations, net of tax	—	(457)	(100)%
Net (loss) income	(68,463)	1,311	(5,322)%
Net loss attributable to noncontrolling interest	—	(1,230)	(100)%
Net (loss) income attributable to EZCORP, Inc.	$(68,463)	$2,541	(2,794)%

Net pawn earning assets:
Pawn loans	$131,323	$199,058	(34)%
Inventory, net	95,891	179,355	(47)%
Total net pawn earning assets	$227,214	$378,413	(40)%

*	Represents a percentage computation that is not mathematically meaningful.
Net revenues for fiscal 2020 were $449.2 million compared to $494.4 million in the prior year. Pawn service charges (“PSC”) decreased 17% as a result of lower loan demand and increased loan redemptions believed to be related to the federal economic stimulus in response to the COVID-19 pandemic. Pawn loans outstanding decreased 34% during fiscal 2020. Merchandise sales increased 10%, but gross margin on merchandise sales declined 100 bps to 33%, resulting in a net 5% increase in merchandise sales gross profit. Excluding looting charges of $2.3 million and a $2.6 million increase in inventory reserves due to an increase in aged inventory resulting from the impact of COVID-19, gross margin on merchandise sales was flat at 34%. Jewelry scrapping sales decreased 21%, primarily reflecting disruption in the diamond auction market. Jewelry scrapping gross profit increased 32% due to a 900 bps increase in gross margin, partially driven by an increase in gold prices.
Operating expenses decreased 6% due to a $21.0 million reversal in accrued short-term and long-term incentive compensation as well as the implementation of strategic initiatives, including cost cutting at the store level due to reduced transaction activity.
During the second and fourth quarters, we recorded goodwill, intangible and other assets impairment charges of $47.1 million and $7.6 million respectively, totaling $54.7 million for the fiscal year, as further described in Note 8 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.

Other charges of $20.4 million consist of charges recorded in the fourth quarter of fiscal year 2020 due to the implementation of strategic initiatives, as further described in Note 2 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Total non-operating expenses decreased $21.1 million, or 49%, primarily due to an impairment of $19.7 million in unconsolidated subsidiaries in the prior year with no similar impairment in the current year.

U.S. Pawn
The following table presents selected summary financial data from the U.S. Pawn segment:

	Fiscal Year Ended September 30,		Change
	2020	2019

	(in thousands)
Net revenues:
Pawn service charges	$210,081	$248,369	(15)%

Merchandise sales	391,921	355,996	10%
Merchandise sales gross profit	140,377	130,860	7%
Gross margin on merchandise sales	36%	37%	(100) bps

Jewelry scrapping sales	36,691	45,815	(20)%
Jewelry scrapping sales gross profit	8,627	6,497	33%
Gross margin on jewelry scrapping sales	24%	14%	1,000 bps

Other revenues	150	233	(36)%
Net revenues	359,235	385,959	(7)%

Segment contribution:
Operations expense	261,608	269,003	(3)%
Impairment of goodwill, intangible and other assets	10,000	—	*
Depreciation and amortization	11,030	11,879	(7)%
Other charges	3,106	—	*
Segment operating contribution	73,491	105,077	(30)%
Other segment expenses	385	3,402	(89)%
Segment contribution	$73,106	$101,675	(28)%

Other data:
Net earning assets — continuing operations (a)	$182,147	$299,674	(39)%
Inventory turnover	2.3	1.9	0.4x
Average monthly ending pawn loan balance per store (b)	$235	$292	(20)%
Monthly average yield on pawn loans outstanding	14%	14%	— bps
Pawn loan redemption rate	88%	84%	400 bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
Segment contribution decreased $28.6 million, primarily due to a $26.7 million decrease in net revenues.
The decrease in net revenues split between same stores and stores closed during the year is summarized as follows:

	Change in Net Revenue
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(39.5)	$8.6	$(30.9)
Closed stores and other	1.2	0.9	2.1
Total	$(38.3)	$9.5	$(28.7)
Change in jewelry scrapping sales gross profit and other revenues			2.0
Total change in net revenue			$(26.7)
PSC decreased 15% primarily due to a substantial decline in new loan originations and associated loan balances because of a change in customer borrowing behaviors during the COVID-19 pandemic.

Merchandise sales increased 10% and merchandise sales gross profit increased 7% to $140.4 million primarily due to the impact of federal economic stimulus measures, with gross margin on merchandise sales down 100 bps to 36%, falling within our target range of 35-38%. Excluding looting charges of $2.1 million and a $1.4 million increase in inventory reserves due to an increase in aged inventory resulting from the impact of COVID-19, gross margin on merchandise sales remained flat at 37%.
Jewelry scrapping sales gross profit increased 33% to $8.6 million, due primarily to higher scrapping margins as a result of higher gold prices and a reduction in demand for diamond scrap sales. Jewelry scrap sales margins increased 1,000 bps to 24%.

Total expenses increased $1.8 million, or 1%. Excluding an impairment charge of $10.0 million and other charges of $3.1 million, total expenses decreased $11.3 million, or 4%, primarily due to a $7.4 million decrease in operating expenses ($5.0 million attributable to cost reduction initiatives and $2.4 million attributable to the reversal of accrued short-term and long-term incentive compensation) and a $3.0 million decrease in loss on sale or disposal of assets.
Non-GAAP Financial Information
In addition to the financial information prepared in conformity with generally accepted accounting principles in the United States ("GAAP"), we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos and other Latin American currencies. We believe presentation of constant currency results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a more complete understanding of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not instead of or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and twelve months ended September 30, 2020 and 2019 were as follows:

	September 30,		Three Months Ended September 30,		Twelve Months Ended September 30,
	2020	2019	2020	2019	2020	2019

Mexican peso	21.6	19.7	22.1	19.4	21.0	19.4
Guatemalan quetzal	7.6	7.6	7.5	7.5	7.5	7.6
Honduran lempira	24.3	24.2	24.3	24.1	24.3	24.1
Peruvian sol	3.5	3.4	3.5	3.3	3.4	3.3
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

	Fiscal Year Ended September 30,
	2020 (GAAP)	2019 (GAAP)	Change (GAAP)	2020 (Constant Currency)	Change (Constant Currency)

	(in thousands)			(in thousands)
Net revenues:
Pawn service charges	$62,557	$78,997	(21)%	$65,513	(17)%

Merchandise sales	106,292	97,379	9%	112,603	16%
Merchandise sales gross profit	23,355	25,007	(7)%	24,838	(1)%
Gross margin on merchandise sales	22%	26%	(400) bps	22%	(400) bps

Jewelry scrapping sales	11,262	14,630	(23)%	11,961	(18)%
Jewelry scrapping sales gross profit	1,285	1,013	27%	1,347	33%
Gross margin on jewelry scrapping sales	11%	7%	400 bps	11%	400 bps

Other (expenses) revenues, net	(101)	179	(156)%	(164)	(192)%
Net revenues	87,096	105,196	(17)%	91,534	(13)%

Segment contribution:
Operations expense	69,916	74,199	(6)%	73,377	(1)%
Impairment of goodwill, intangible and other assets	35,938	—	*	37,745	*
Depreciation and amortization	7,315	6,267	17%	7,749	24%
Other charges	1,715	—	*	1,801	*
Segment operating (loss) contribution	(27,788)	24,730	(212)%	(29,138)	(218)%
Other segment (income) expense (a)	(1,129)	606	(286)%	(1,625)	*
Segment (loss) contribution	$(26,659)	$24,124	(211)%	$(27,513)	(214)%

Other data:
Net earning assets — continuing operations (b)	$45,067	$78,739	(43)%	$49,163	(38)%
Inventory turnover	2.8	2.4	0.4x	2.4	—x
Average monthly ending pawn loan balance per store (c)	$70	$89	(21)%	$92	3%
Monthly average yield on pawn loans outstanding	15%	16%	(100) bps	16%	— bps
Pawn loan redemption rate (d)	78%	78%	— bps	78%	— bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Fiscal 2020 constant currency amount excludes net GAAP basis foreign currency transaction gains of $0.5 million resulting from movement in exchange rates.
(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
(d)	Rate is solely inclusive of results from Empeño Fácil.

During fiscal 2020, we opened 23 de novo stores in Latin America.
Segment contribution decreased $50.8 million, or 211%, to $(26.7) million (down 214% on a constant currency basis), primarily due to the goodwill impairment charges of $35.9 million recorded during the second quarter. Excluding those charges, segment contribution decreased $14.5 million, primarily due to a decrease in net revenues.
The decrease in net revenues split between same stores and stores added/closed during the year is summarized as follows:

	Change in Net Revenue (GAAP)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(17.8)	$(3.4)	$(21.2)
Stores added/closed and other	1.4	1.7	3.1
Total	$(16.4)	$(1.7)	$(18.1)
Change in jewelry scrapping sales gross profit and other revenues			—
Total change in net revenue			$(18.1)

	Change in Net Revenue (Constant Currency)
	Pawn Service Charges	Merchandise Sales Gross Profit	Total

	(in millions)
Same stores	$(14.9)	$(2.0)	$(16.9)
Stores added/closed and other	1.2	0.8	2.0
Total	$(13.7)	$(1.2)	$(14.9)
Change in jewelry scrapping sales gross profit and other revenues			—
Total change in net revenue			$(14.9)

Net revenues decreased $18.1 million, or 17%, primarily due to a decrease in PSC of $16.4 million.
PSC decreased 21%, or 17% on a constant currency basis, primarily due to a substantial decline in new loan originations and associated loan balances because of a change in customer borrowing behaviors during the COVID-19 pandemic. Pawn loans outstanding decreased by 40% during the current year.
Merchandise sales increased 9% (16% on a constant currency basis) as we continued with efforts to reduce aged general merchandise at a higher cost basis, with an offsetting 400 bps decline in margins to 22% (400 bps on a constant currency basis). Excluding the $1.2 million increase in inventory reserves due to an increase in aged inventory resulting from the impact of COVID-19, gross margin on merchandise sales decreased to 23% from 26%.
Jewelry scrapping gross profit increased 27% (33% on a constant currency basis) due to a 400 bps increase in margins (400 bps on a constant currency basis), as a result of higher gold prices.
Operations expense decreased $4.3 million or 6% (1% on a constant currency basis) due to cost reduction initiatives. Of the total decrease, $1.1 million is related to the reversal of accrued short-term and long-term incentive compensation.

Lana
The following table presents selected summary financial data from the Lana segment:

	Fiscal Year Ended September 30,		Change
	2020	2019

	(in thousands)
Revenues:	$34	$—	*

Segment contribution:
Operations	4,270	7,675	(44)%
Depreciation and amortization	1,058	10	*
Other charges	3,258	—	*
Operations expense and other	8,586	7,685	12%

Segment loss	$(8,552)	$(7,685)	11%

*	Represents a percentage computation that is not mathematically meaningful.
Discrete revenues to date are minimal as the Lana product offering launched late in the first quarter of fiscal 2020 and all fees from pawn loan extensions, including those made through the Lana platform, are reported in our pawn segments.
Operations expense decreased 44% due to the initial investment of non-capitalizable costs in the Lana platform in the prior year.

Segment loss increased 11% primarily as a result of the $3.3 million increase in other charges primarily related to the impairment of Lana software of $3.0 million and an increase in depreciation of $1.0 million (as the product offering was launched in the first quarter of fiscal 2020) offset by the decrease in operations expense. The impairment was due to a strategic initiative to focus on significantly improving and strengthening our core pawn business, which led to scaling back our expectations and development of Lana to a digital customer service platform to support our pawn businesses.

Other International
The following table presents selected summary financial data for the Other International segment after translation to U.S. dollars from its reporting units’ functional currencies of primarily Canadian and Australian dollars:

	Fiscal Year Ended September 30,		Change
	2020	2019

	(in thousands)
Net revenues:
Consumer loan fees and interest	$3,823	$5,631	(32)%
Consumer loan bad debt	(953)	(2,338)	(59)%
Net revenues	2,870	3,293	(13)%

Segment operating loss:
Operating expenses	5,314	7,595	(30)%
Impairment of goodwill, intangible and other assets	1,149	—	*
Impairment of investment	—	19,725	*
Other charges	3,802	—	*
Equity in net loss of unconsolidated affiliates	2,429	135	*
Segment operating loss	(9,824)	(24,162)

Other segment expense	535	2,668	(80)%
Segment loss	$(10,359)	$(26,830)	(61)%

*	Represents a percentage computation that is not mathematically meaningful.
Segment loss was $10.4 million, an improvement of $16.5 million from the prior year primarily due to an impairment of our investment in Cash Converters International in the amount of $19.7 million in the prior year with no similar impairment in the current year, offset by a $7.1 million charge, ($10.1 million, net of a $3.0 million tax benefit) in the first quarter of fiscal 2020 for our share of the Cash Converters International settlement of a class action lawsuit.
We operated 22 financial services stores in Canada under the CASHMAX brand during the fiscal year. All of the stores were located in the Ontario province, in and around Toronto. During the fourth quarter, we closed our CASHMAX business. We recorded other charges of $4.9 million in this segment, primarily consisting of severance and other payroll-related costs, net asset write-offs, impairment of internally developed software and contract termination costs.
In October 2019, Cash Converters International agreed to settle the sole remaining class action lawsuit previously lodged on behalf of borrowers residing in Queensland, Australia who took out personal loans from Cash Converters International between July 30, 2009 and June 30, 2013. Cash Converters International agreed to pay AUD $42.5 million in two tranches, subject to court approval. We recorded a charge of approximately $10.0 million for our share of the settlement from Cash Converters International in fiscal 2020 related to this event, in addition to our regularly included share of their earnings.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,		Change
	2020	2019

	(in thousands)
Segment contribution	$27,536	$91,284	(70)%
Corporate expenses (income):
Administrative	49,897	55,990	(11)%
Impairment of goodwill and intangibles	7,579	—	*
Depreciation and amortization	11,356	10,422	9%
Loss on sale or disposal of assets and other	508	24	*
Other charges	8,507	—	*
Interest expense	21,238	30,537	(30)%
Interest income	(1,587)	(9,485)	(83)%
Other income	133	(378)	*
(Loss) income from continuing operations before income taxes	(70,095)	4,174	*
Income tax (benefit) expense	(1,632)	2,406	(168)%
(Loss) income from continuing operations, net of tax	(68,463)	1,768	*
Loss from discontinued operations, net of tax	—	(457)	(100)%
Net (loss) income	(68,463)	1,311	*
Net loss attributable to noncontrolling interest	—	(1,230)	*
Net (loss) income attributable to EZCORP, Inc.	$(68,463)	$2,541	*

*	Represents a percentage computation that is not mathematically meaningful.
Administrative expenses decreased $6.1 million, or 11%, primarily due to the reduction of short-term and long-term incentive compensation of approximately $17.0 million, offset by a $10.9 million increase in labor costs.
Other charges include $8.5 million of charges resulting from the implementation of cost saving initiatives and rationalizing non-core activities. These charges include $5.4 million in severance costs and other payroll-related costs and $3.1 million of miscellaneous charges.
Interest expense decreased $9.3 million, or 30%, primarily due to the repayment in June 2019 of our 2.125% Cash Convertible Senior Notes Due 2019. Prior to repayment, the principal amount of these notes was $195.0 million. For additional information about our financing transactions, see “Note 9 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Interest income decreased $7.9 million, or 83%, primarily due to the declining principal balance on the Grupo Finmart notes receivable, in addition to the reduction of interest earned on outstanding cash balances after our 2019 Convertible Notes were repaid in June 2019.
Income taxes decreased $4.0 million due primarily to:
•A $74.3 million decrease in income from continuing operations before income taxes; and
•A $9 million increase in income tax expense resulting from non-deductible goodwill impairments.
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

Fiscal 2019 vs. Fiscal 2018
The Results of Operations discussion for fiscal 2019 vs. fiscal 2018 has been omitted and is located in “Part II, Item 7 —Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2019, which was filed with the SEC on December 5, 2019.
Liquidity and Capital Resources
Cash Flows
The table and discussion below present a summary of the sources and uses of our cash:

	Fiscal Year Ended September 30,		Change
	2020	2019

	(in thousands)
Cash flows from operating activities	$49,078	$103,517	(53)%
Cash flows from (used in) investing activities	109,898	(27,829)	495%
Cash flows used in financing activities	(6,253)	(198,317)	97%
Effect of exchange rate changes on cash and cash equivalents	(2,612)	(507)	*
Net increase (decrease) in cash and cash equivalents and restricted cash	$150,111	$(123,136)	222%

*	Represents a percentage computation that is not mathematically meaningful.
The decrease in cash flows from operating activities year-over-year was due to $33.2 million of changes in working capital and a $20.3 million change in net income, exclusive of non-cash items. Changes in working capital included certain required prepayments and payments of accounts payable, including certain discrete items, accrued as of September 30, 2019.
The increase in cash flows from investing activities year-over-year was primarily due to a $129.5 million net decrease in new loan originations and associated loan balances because of a change in customer borrowing behaviors during the COVID-19 pandemic and a $15.8 million increase in the sale of forfeited collateral, partially offset by a $26.1 million net decrease in principal collections on the Grupo Finmart notes receivable.
The decrease in cash flows used in financing activities was due primarily to repayment of $195.0 million principal amount of 2.125% Cash Convertible Senior Notes Due 2019 in the prior year, partially offset by $5.2 million in common stock repurchases in the current year.
The net effect of these changes was a $150.1 million increase in cash on hand during the current year, resulting in a $312.6 million ending cash and restricted cash balance. Of the ending cash balance on September 30, 2020, $49.0 million was unavailable to fund domestic operations as we intend to permanently reinvest those funds in our foreign operations and $8.0 million was also unavailable as these funds are being held in an escrow account pending resolution of an indemnification claim related to the sale of Grupo Finmart.
Sources and Uses of Cash
In December 2019, our Board of Directors authorized a stock repurchase program that will allow us to repurchase up to $60 million of our Class A Non-voting Common Stock over three years. On March 20, 2020, we suspended the repurchase of shares under the program in order to preserve current liquidity given the uncertainty of the impact of the COVID-19 pandemic to our operations. The resumption of our stock repurchase program and the amount and timing of purchases will be dependent on a variety of factors. These factors include the return to normal business conditions, stock price, trading volume, general market conditions, legal and regulatory requirements, cash flow levels, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. During the year ended September 30, 2020, we repurchased and retired 943,149 shares of our Class A Common Stock for $5.2 million.

We anticipate that cash flows from operations and cash on hand will be adequate to fund any future stock repurchases, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through fiscal 2021. We continue to explore accretive acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Given the current uncertainty related to the COVID-19 pandemic, we may continue to adjust our capital or other expenditures.

Convertible Notes
For a description of the terms of our convertible notes, including the associated conversion and other related features and transactions, see Note 9 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

In June 2019, we repaid $195.0 million principal amount of 2.125% Cash Convertible Senior Notes Due 2019 at maturity using cash on hand.

Depending on the level of acquisition activity and other factors, our ability to repay our longer term debt obligations, including the convertible debt maturing in 2024 and 2025, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.
Grupo Finmart Notes
In connection with the sale of Grupo Finmart to Alpha Holding, S.A. de C.V. (“AlphaCredit”) in September 2016, Grupo Finmart issued two promissory notes (the “Parent Loan Notes”) to us in the aggregate principal amount of $60.2 million. The repayment terms of the Parent Loan Notes were amended in September 2017, and since that time, we received all scheduled payments when due. During the year ended September 30, 2020, we received the remaining deferred compensation fees of $8.0 million, which was placed into escrow pending resolution of a potential indemnity claim.
Contractual Obligations
Below is a summary of our cash needs to meet future aggregate contractual obligations as of September 30, 2020:

		Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

	(in thousands)
Debt obligations (a)	$317,122	$213	$427	$316,482	$—
Interest on long-term debt obligations	41,302	8,295	16,537	16,470	—
Lease obligations (b)	246,168	66,079	89,971	48,479	41,639
Total (c) (d)	$604,592	$74,587	$106,935	$381,431	$41,639
(a)    Excludes debt discount and deferred financing costs as well as convertible features.
(b)    Excludes $8.6 million in sublease payments expected to be received.
(c)    No provision for uncertain tax benefits has been reflected in the contractual obligations table as the timing of any such payment is uncertain. See Note 11 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” Additionally, no provision for insurance reserves, deferred compensation arrangements, or other liabilities totaling $6.1 million has been included as the timing of such payments are uncertain.
(d)    Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the accrued portions of interest and lease obligations which are included in interest on long-term debt obligations and lease obligations captions above.
In addition to the lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. During the fiscal year ended September 30, 2020, these collectively amounted to $24.7 million.
Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments including those related to revenue recognition, inventory, loan loss allowances, long-lived and intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe to be reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions.
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

Pawn Loan Revenue Recognition
We record PSC using the effective interest method over the life of the loan for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. As of September 30, 2020, the balance of our PSC receivable was $20.6 million. Assuming the average forfeiture rate increased or decreased by 10%, our pawn service charges receivable balance as of September 30, 2020 would have increased or decreased by approximately $2.0 million.
Inventory and Cost of Goods Sold
We consider our estimates of obsolete or slow-moving inventory and shrinkage estimates in determining the appropriate overall valuation allowance for inventory. We monitor our sales margins for each type of inventory on an ongoing basis and compare to historical margins. Significant variances in those margins may require a revision to future inventory reserve estimates. We have historically revised our reserve estimates pertaining to jewelry inventory depending on the current price of gold and resulting trends in margins. Future declines in gold prices may cause an increase in reserve rates pertaining to jewelry inventory. As of September 30, 2020, the gross balance of our inventory was $108.2 million, for which we have included reserves of $12.3 million. Assuming the reserve rates were increased or decreased by 10%, our inventory reserve balance as of September 30, 2020 would have increased or decreased by approximately $1.2 million.
Goodwill and Other Intangible Assets
We perform our impairment analyses utilizing the income approach. This approach uses future cash flows and estimated terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. We have determined that our reporting units are equivalent to our operating segments for fiscal 2020. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in our internally developed forecasts. Discount rates used in fiscal 2020 goodwill valuations ranged from 11% to 19%, compared to 10% to 15% used in fiscal 2019. In testing other intangible assets for potential impairment, we apply key assumptions that are consistent with those utilized in our goodwill impairment test.
We may perform a qualitative assessment in making our determination of whether it is more likely than not that goodwill and other intangible assets are impaired under appropriate accounting guidance on an annual basis in future reporting periods. In addition to the assumptions discussed above pertaining to the income approach, we consider the assessment of potential triggering events to be a critical estimate. The results of impairment analyses for fiscal year 2020 are described in Note 8 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
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
Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results
This Annual Report on Form 10-K, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. The words “may,” "can," “should,” “could,” “will,” "would," “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. Accordingly, you should not regard any forward-looking statement as a representation that the expected results will be achieved. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements in this report. Such risks and uncertainties include, among other things:
•Expected operating losses and uncertainties relating to the COVID-19 pandemic, including the impact of renewed economic stimulus measures;
•The need to sustain focus on internal controls;
•Changes in laws and regulations;
•Negative characterizations of our industry;
•Concentration of business in Texas and Florida;
•Changes in gold prices or volumes;
•Changes in sales, pawn loan balances, sales margins, pawn redemption rates or other important operating metrics;
•Our ability to continue growing our store count through acquisitions and de novo openings;
•Our ability to successfully develop and commercialize a digital transaction and lending services platform;
•Continuing indemnification obligations for pre-closing taxes related to our sale of Grupo Finmart;
•Our controlled ownership structure;
•Potential regulatory fines and penalties, lawsuits and related liabilities related to firearms business;
•Potential robberies, burglaries and other crimes at our stores;
•Changes in the competitive landscape;
•Our ability to design or acquire, deploy and maintain adequate information technology and other business systems;
•Failure to achieve adequate return on investments;
•Potential uninsured property, casualty or other losses;
•Potential natural disasters;
•Financial statement impact of potential impairment of goodwill or other intangible assets such as trade names;
•Potential conversion of Convertible Notes into cash (which could adversely affect liquidity) or stock (which will cause dilution of existing stockholders);
•Limited number of unreserved shares available for future issuance;
•Public health issues that could adversely affect our financial condition or results of operations;

•Changes in the business, regulatory, political or social climate in Latin America;
•Changes in foreign currency exchange rates;
•The outcome of future litigation and regulatory proceedings;
•Potential disruptive effect of acquisitions, investments and new businesses;
•Potential exposure under anti-corruption, anti-bribery, anti-money laundering and other general business laws and regulations;
•Changes in liquidity, capital requirements or access to debt and capital markets;
•Potential data security breaches or other cyber-attacks; and
•Potential civil unrest or government overthrow and other events beyond our control.
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
The translation adjustment from Cash Converters International through June 30, 2020 (included in our September 30, 2020 results on a three-month lag) was a $1.7 million increase to stockholders’ equity, excluding income tax impacts. During the fiscal year ended September 30, 2020, the $1.00 Australian dollar to $0.6750 U.S. was flat as compared to the prior year.
The translation adjustment from Latin America primarily representing the change of the Mexican peso during the year ended September 30, 2020 was a $14.7 million decrease to stockholders’ equity. During the fiscal year ended September 30, 2020, the Mexican peso weakened approximately 10.7% to $1.00 Mexican to $0.0453 U.S. from $0.0507 U.S. as of September 30, 2019. During the fiscal year ended September 30, 2020, the Guatemalan quetzal weakened approximately 2.9% to Q1.00 Guatemalan to $0.1285 U.S. from $0.1324 U.S. as of September 30, 2019. We have currently assumed indefinite reinvestment of earnings and capital in Latin America. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation.
To a lesser degree, our operations are affected by fluctuations in the exchange rate of the Honduran lempira and the Peruvian sol.

The translation adjustment from our Canadian operations representing the weakening of the Canadian dollar during the year ended September 30, 2020 was a $0.2 million decrease to stockholders’ equity. During the fiscal year ended September 30, 2020, the $1.00 Canadian dollar to $0.7507 U.S. was flat as compared to the prior year.
We cannot predict the future valuation of foreign currencies or how further movements in exchange rates could affect our future earnings or financial position due to the interrelationship of operating results and exchange rates.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. (the “Company”) as of September 30, 2020 and 2019, the related consolidated statements of operations and comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 14, 2020 expressed an unqualified opinion thereon.
Adoption of New Accounting Standard
As is discussed in Notes 1 and 12 to the consolidated financial statements, the Company changed its method of accounting for leases in the year ended September 30, 2020, due to adoption of ASC Topic 842, Leases.
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
Dallas, Texas

December 14, 2020

EZCORP, Inc.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	September 30,
	2020	2019

Assets:
Current assets:
Cash and cash equivalents	$304,542	$157,567
Restricted cash	8,011	4,875
Pawn loans	131,323	199,058
Pawn service charges receivable, net	20,580	31,802
Inventory, net	95,891	179,355
Notes receivable, net	—	7,182
Prepaid expenses and other current assets	32,903	25,921
Total current assets	593,250	605,760
Investments in unconsolidated affiliates	32,458	34,516
Property and equipment, net	56,986	67,357
Lease right-of-use asset	183,809	—
Goodwill	257,582	300,527
Intangible assets, net	58,638	68,044
Notes receivable, net	1,148	1,117
Deferred tax asset, net	8,931	1,998
Other assets	4,221	4,383
Total assets	$1,197,023	$1,083,702

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$213	$214
Accounts payable, accrued expenses and other current liabilities	71,504	77,957
Customer layaway deposits	11,008	12,915
Lease liability	49,742	—
Total current liabilities	132,467	91,086
Long-term debt, net	251,016	238,380
Deferred tax liability, net	524	1,985
Lease liability	153,040	—
Other long-term liabilities	10,849	7,302
Total liabilities	547,896	338,753
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A Non-Voting Common Stock, par value $0.01 per share; shares authorized: 100 million; 52,332,848 issued and outstanding as of September 30, 2020; and issued and outstanding of 52,565,064 as of September 30, 2019	521	526
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171 as of September 30, 2020 and 2019	30	30
Additional paid-in capital	398,475	407,628
Retained earnings	318,169	389,163
Accumulated other comprehensive loss	(68,068)	(52,398)
Total equity	649,127	744,949
Total liabilities and equity	$1,197,023	$1,083,702
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
	2020	2019	2018

	(in thousands, except per share amounts)
Revenues:
Merchandise sales	$498,213	$453,375	$438,372
Jewelry scrapping sales	47,953	60,445	60,752
Pawn service charges	272,638	327,366	304,577
Other revenues	4,007	6,043	8,455
Total revenues	822,811	847,229	812,156
Merchandise cost of goods sold	334,481	297,508	276,618
Jewelry scrapping cost of goods sold	38,041	52,935	52,290
Other cost of revenues	1,054	2,338	1,697
Net revenues	449,235	494,448	481,551
Operating expenses:
Operations	341,040	358,253	334,841
Administrative	49,897	55,990	53,639
Impairment of goodwill, intangible and other assets	54,666	—	—
Depreciation and amortization	30,827	28,797	25,484
Loss on sale or disposal of assets and other	801	4,399	463
Other charges	20,388	—	—
Total operating expenses	497,619	447,439	414,427
Operating (loss) income	(48,384)	47,009	67,124
Interest expense	22,472	32,637	27,834
Interest income	(3,173)	(11,086)	(17,041)
Equity in net loss (income) of unconsolidated affiliates	2,429	135	(5,529)
Impairment of investment in unconsolidated affiliates	—	19,725	11,712
Other (income) expense	(17)	1,424	(5,391)
Income from continuing operations before income taxes	(70,095)	4,174	55,539
Income tax (benefit) expense	(1,632)	2,406	18,389
(Loss) income from continuing operations, net of tax	(68,463)	1,768	37,150
Loss from discontinued operations, net of tax	—	(457)	(856)
Net (loss) income	(68,463)	1,311	36,294
Net loss attributable to noncontrolling interest	—	(1,230)	(988)
Net (loss) income attributable to EZCORP, Inc.	$(68,463)	$2,541	$37,282

Basic (loss) earnings per share attributable to EZCORP, Inc. — continuing operations	$(1.24)	$0.05	$0.70
Diluted (loss) earnings per share attributable to EZCORP, Inc. — continuing operations	$(1.24)	$0.05	$0.66

Weighted-average basic shares outstanding	55,313	55,341	54,456
Weighted-average diluted shares outstanding	55,313	55,984	57,896
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

	Fiscal Year Ended September 30,
	2020	2019	2018

	(in thousands)
Net (loss) income	$(68,463)	$1,311	$36,294
Other comprehensive loss:
Foreign currency translation loss, net of income tax expense (benefit) for our investment in unconsolidated affiliate of $354, $(708) and $(353) for the years ended September 30, 2020, 2019 and 2018, respectively	(15,678)	(10,042)	(2,638)
Comprehensive (loss) income	(84,141)	(8,731)	33,656
Comprehensive loss attributable to noncontrolling interest	—	(1,230)	(882)
Comprehensive (loss) income attributable to EZCORP, Inc.	$(84,141)	$(7,501)	$34,538
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
	Shares	Par Value		Retained Earnings

	(in thousands)
Balances as of October 1, 2017	54,398	$544	$348,532	$347,885	$(38,157)	$(2,449)	$656,355
Stock compensation	—	—	10,711	—	—	—	10,711
Release of restricted stock	187	2	—	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(311)	—	—	—	(311)
Reclassification of stranded tax effects resulting from the Tax Cuts and Jobs Act	—	—	—	1,455	(1,455)	—	—
Foreign currency translation (loss) gain	—	—	—	—	(2,744)	106	(2,638)
Equity classified conversion feature of 2024 Convertible Notes, net of tax	—	—	38,995	—	—	—	38,995
Net income (loss)	—	—	—	37,282	—	(988)	36,294
Balances as of September 30, 2018	54,585	$546	$397,927	$386,622	$(42,356)	$(3,331)	$739,408
Stock compensation	—	—	9,794	—	—	—	9,794
Release of restricted stock	950	10	—	—	—	—	10
Taxes paid related to net share settlement of equity awards	—	—	(3,288)	—	—	—	(3,288)
Transfer of subsidiary shares to noncontrolling interest	—	—	3,195	—	—	(3,195)	—
Foreign currency translation loss	—	—	—	—	(10,042)	—	(10,042)
Deconsolidation of subsidiary	—	—	—	—	—	7,756	7,756
Net income (loss)	—	—	—	2,541	—	(1,230)	1,311
Balances as of September 30, 2019	55,535	$556	$407,628	$389,163	$(52,398)	$—	$744,949
Stock compensation	—	—	(5,094)	—	—	—	(5,094)
Release of restricted stock	711	6	—	—	—	—	6
Taxes paid related to net share settlement of equity awards	—	—	(1,435)	—	—	—	(1,435)
Foreign currency translation loss	—	—	—	(8)	(15,670)	—	(15,678)
Purchase and retirement of treasury stock	(943)	(11)	(2,624)	(2,523)	—	—	(5,158)
Net loss	—	—	—	(68,463)	—	—	(68,463)
Balances as of September 30, 2020	55,303	$551	$398,475	$318,169	$(68,068)	$—	$649,127
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
	2020	2019	2018

	(in thousands)
Operating activities:
Net (loss) income	$(68,463)	$1,311	$36,294
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	30,827	28,797	25,484
Amortization of debt discount and deferred financing costs	13,200	19,759	17,595
Amortization of lease right-of-use asset	45,649	—	—
Accretion of notes receivable discount and deferred compensation fee	(821)	(4,524)	(9,150)
Deferred income taxes	(8,393)	1,616	7,916
Impairment of goodwill, intangibles and other assets	54,666	—	—
Other adjustments	1,652	5,776	2,607
Reserve on jewelry scrap receivable	—	3,646	—
Stock compensation expense	(5,094)	9,751	10,784
Equity in net loss (gain) from investment in unconsolidated affiliates	2,429	135	(5,529)
Impairment of investment in unconsolidated affiliates	—	19,725	11,712
Changes in operating assets and liabilities, net of business acquisitions:
Pawn service charges receivable	11,021	(732)	(1,788)
Inventory	17,043	(493)	(1,074)
Prepaid expenses, other current assets and other assets	(875)	5,732	477
Accounts payable, accrued expenses and other liabilities	(37,401)	22,246	(3,271)
Customer layaway deposits	(1,647)	1,176	709
Income taxes, net of excess tax benefit from stock compensation	(4,715)	(10,404)	(3,785)
Net cash provided by operating activities	49,078	103,517	88,981
Investing activities:
Loans made	(568,368)	(737,585)	(707,220)
Loans repaid	394,469	434,142	421,331
Recovery of pawn loan principal through sale of forfeited collateral	304,323	288,502	266,962
Capital expenditures, net	(28,526)	(38,839)	(40,474)
Acquisitions, net of cash acquired	—	(8,116)	(93,165)
Investment in unconsolidated affiliate	—	—	(14,036)
Principal collections on notes receivable	8,000	34,067	32,396
Net cash provided by (used in) investing activities	109,898	(27,829)	(134,206)
Financing activities:
Taxes paid related to net share settlement of equity awards	(1,459)	(3,288)	(311)
Payout of deferred consideration	(350)	—	—
Proceeds from borrowings, net of issuance costs	912	1,064	171,409
Payments on borrowings	(198)	(196,093)	(3,510)
Repurchase of common stock	(5,158)	—	—
Net cash (used in) provided by financing activities	(6,253)	(198,317)	167,588
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(2,612)	(507)	(654)
Net increase (decrease) in cash and cash equivalents and restricted cash	150,111	(123,136)	121,709
Cash and cash equivalents and restricted cash at beginning of period	162,442	285,578	163,869
Cash and cash equivalents and restricted cash at end of period	$312,553	$162,442	$285,578

Supplemental disclosure of cash flow information
Cash and cash equivalents	$304,542	$157,567	$285,311
Restricted cash	8,011	4,875	267
Total cash and cash equivalents and restricted cash	$312,553	$162,442	$285,578

Cash paid during the period for interest	$8,489	$12,900	$8,412
Cash paid during the period for income taxes, net	$9,753	$11,132	$13,676

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$241,252	$301,357	$274,590
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
Notes to Consolidated Financial Statements
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
EZCORP, Inc. was founded in 1989 and is a leading provider of pawn loans in the United States and Latin America. Pawn loans are non-recourse loans collateralized by tangible property. We also sell merchandise, primarily collateral forfeited from pawn lending operations and used merchandise purchased from customers. We are dedicated to satisfying the short-term cash needs of consumers, with a focus on delivering an industry-leading customer experience.
As of September 30, 2020, we operated a total of 1,005 locations, consisting of:
•505 United States pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);
•368 Mexico pawn stores (operating primarily as Empeño Fácil);
•132 pawn stores in Guatemala, El Salvador, Honduras and Peru (operating as GuatePrenda and MaxiEfectivo).
We have a 34.75% equity interest in Cash Converters International Limited (“Cash Converters International”), a publicly traded company (ASX:CCV) headquartered in Perth, Western Australia with operations in Australia and the United Kingdom. Cash Converters International and its controlled companies comprise a diverse group generating revenues from franchising store operations, personal finance and vehicle finance, controlling over 700 stores across 16 countries.
We also own 13.14% of Rich Data Corporation (RDC), a Singapore-based software-as-a-service company that utilizes global financial services expertise, advanced artificial intelligence and non-traditional data to deliver a next-generation credit scoring and decisioning platform.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are expressed in U.S. dollars. They include the accounts of EZCORP, Inc., and its wholly-owned subsidiaries. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. We account for equity investments for which we do not have significant influence and without readily determinable fair values at cost with adjustments for observable changes in price in orderly transactions for identical or similar investments of the same issuer or impairments. All inter-company accounts and transactions have been eliminated in consolidation.
We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.
Use of Estimates and Assumptions
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate estimates and judgments, including those related to revenue recognition, inventory, loan loss allowances, long-lived and intangible assets, share-based compensation, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe are reasonable, the results of which form the basis for making judgements about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.
Pawn Loans and Revenue Recognition
The carrying value of our pawn loans is based on the initial amounts loaned to customers, which are fully collateralized. We record pawn service charges using the effective interest method over the life of the loan for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our results of operations and financial condition. If a pawn loan is not repaid, we value the forfeited collateral (inventory) at the lower of cost (pawn loan principal) or net realizable value of the item. Of our consolidated pawn loans outstanding balance of $131.3 million as of September 30, 2020,  $51.9 million (40%) is attributable to stores in Texas and $14.8 million (11%) is attributable to stores in Florida.

Merchandise Sales Revenue Recognition
Our performance obligations for merchandise sales primarily relate to point in time retail sales in our stores. We recognize the satisfaction of the performance obligation and record merchandise sales revenue and the related cost when merchandise inventory is sold and delivered to the customer or, in the case of a layaway sale, when we receive the final payment. Customers have a limited period of time to return merchandise for a refund or exchange, and actual returns for refunds are not material. Sales tax collected on the sale of inventory is excluded from the amount recognized as sales and is recorded as a liability in “Accounts payable, accrued expenses and other current liabilities” in our consolidated balance sheets until remitted to the appropriate governmental authorities.
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
Situations that may result in excess or obsolete inventory include changes in business and economic conditions, changes in consumer confidence caused by changes in market conditions ,decreases in demand for our products or inventory obsolescence resulting from changes in technology. During fiscal 2020, we took a charge of $2.6 million to merchandise cost of sales for inventory provisions primarily related to the write-off of excess and obsolete inventory due to the impact of COVID-19.
With respect to our Mexico pawn operations, we do not own the forfeited collateral; however, we assume the risk of loss on such collateral and are solely responsible for its care and disposition and, therefore, record such collateral under “Inventory, net” in our consolidated balance sheets. The amount of inventory from our Mexico pawn operations classified as “Inventory, net” in our consolidated balance sheets was $12.9 million and $26.9 million as of September 30, 2020 and 2019, respectively.
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
Restricted Cash
Restricted cash consists of $8.0 million held in escrow pending resolution of a pre-closing tax indemnity claim related to the sale of Grupo Finmart.

Equity Method Investments
We account for our investment in Cash Converters International and RDC under the equity method. Since Cash Converters International’s fiscal year ends three months prior to ours, we report the income from this investment on a three-month lag. Thus, income reported for fiscal years ended September 30, 2020, 2019 and 2018 represents our percentage interest in the results of Cash Converters International’s operations for the twelve-month periods ended June 30, 2020, 2019 and 2018, respectively. Because Cash Converters International publicly files semi-annual financial reports with the Australian Securities & Investments Commission as of and for the periods ended June 30 and December 31, we make estimates for our equity in Cash Converters International’s net income (loss) for the three-month periods ended March 31 (our reporting period ended June 30) and September 30 (our reporting period ended December 31). Those estimates may vary from actual results. We adjust our estimates as necessary in our reporting periods ended March 31 and September 30 to conform to Cash Converters International actual results as shown in their published semi-annual reports. We measure and record all other-than-temporary impairments as of the date of our reporting period.
Leases
We enter into operating lease agreements for real estate related to pawn locations and corporate offices. We determine if an arrangement contains a lease at inception by determining whether there is an identified asset and whether the arrangement conveys the right to control the use of the identified asset. Operating lease liabilities are recognized at the lease commencement date based on the present value of fixed lease payments using the Company’s incremental borrowing rate. As our leases generally do not include an implicit rate, we compute our incremental borrowing rate based on information available at the lease commencement date applying the portfolio approach to groups of leases with similar characteristics. Right-of-use operating assets are recognized based on the initial present value of fixed lease payments over the lease term. Our lease terms include options to extend the lease when it is reasonably certain we will exercise its option. We used incremental borrowing rates that match the duration of the remaining lease terms of our operating leases on a fully collateralized basis upon adoption as of October 1, 2019 to initially measure our lease liability. We evaluate renewal options periodically for any changes in assumptions.
Effective October 1, 2019, we adopted ASC Topic 842: Leases (“ASC 842”). Upon adoption, we elected to utilize the modified retrospective method, including not to account for lease and non-lease components separately. Lease components generally include rent, taxes and insurance, and non-lease components generally include common area maintenance. Right-of-use assets are tested for impairment in the same manner as long-lived assets. Under ASC 842, lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. Our lease portfolio consists of pawn locations and corporate offices with leases terms ranging from three to ten years, including options to renew. We generally account for the initial lease term of our pawn locations as up to ten years. Our primary corporate office is leased through March 2029 with escalating rent payments annually and includes two five-year extension options at the end of the initial lease term.
Definite-lived Intangible Assets
Goodwill and indefinite-lived intangible assets are not subject to amortization. We test goodwill and indefinite-lived intangible assets for impairment annually as of September 30, or more frequently if an event occurs or circumstances change that could indicate a potential impairment. We compare the fair value of our reporting units with their carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, without exceeding the total amount of goodwill allocated to that reporting unit.
We perform our impairment analyses utilizing the income approach. This approach uses estimated future cash flows and terminal values for each of our reporting units (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if there is an impairment. We have determined that our reporting units are equivalent to our operating segments for fiscal 2020. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in our internally developed forecasts. Discount rates used in fiscal 2020 for the goodwill impairment analysis ranged from 11% to 19%. In testing other indefinite-lived intangible assets for potential impairment, we apply key assumptions that are consistent with those utilized in our goodwill impairment test.
We may perform a qualitative assessment in making our determination of whether it is more likely than not goodwill and other indefinite-lived intangible assets are impaired in future reporting periods. In addition to the assumptions discussed above pertaining to the income approach, we consider the assessment of potential triggering events to be a critical estimate.

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
Valuation of Long-Lived Assets
The carrying values of long-lived assets, inclusive of right of use (ROU) assets, are periodically reviewed whenever events or changes in circumstances indicate that the carrying value may not be recoverable, such as historical operating losses or plans to close stores before the end of their previously estimated useful lives. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. In addition to the assumptions associated with the determination of projected future cash flows, we consider the assessment of potential triggering events to be a critical estimate. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value.
Software Development Costs and Cloud Computing Arrangements
We capitalize certain costs incurred in connection with developing or obtaining software for internal use and amortize the costs on a straight-line basis over the estimated useful lives of the software, typically five years. Net capitalized development costs are included in “Capital expenditures, net” in our consolidated statements of cash flows.
In evaluating whether our cloud computing arrangements include a software license, we consider whether we have the contractual right to take possession of the software at any time during the hosting period without significant penalty and whether it is feasible for us to either run the software on our own hardware or contract with another party unrelated to the vendor to host the software. If a cloud computing arrangement includes a software license, we account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, we account for the arrangement as a service contract.
Business Combinations
We allocate the total acquisition price to the fair value of assets and liabilities acquired under the acquisition method with goodwill representing the excess of purchase price over the fair value of net assets acquired. We expense transaction costs as incurred. We recognize any adjustments to provisional amounts and goodwill that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, with the effect on current period earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date.
Convertible Debt Securities
In accounting for our convertible debt securities at issuance, we separated the securities into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The carrying value of the liability components was calculated by measuring the fair value of similar liabilities that do not have an associated conversion feature, including discount rates of approximately 8%. The excess of the principal amount over the fair value of the liability component was recorded as a discount with a corresponding increase in additional paid-in capital. The debt discounts will be accreted to “Interest expense” over the respective terms of the convertible debt securities using the effective interest method. The amount recorded to “Additional paid-in capital” will not be remeasured as long as they continue to meet the conditions for equity classification.
We account for the conversion premium of the convertible debt securities under the treasury method in accordance with our accounting policy, which assumes settlement of the conversion premium (equal to the as-converted value over the face principal amount) in shares of our Class A Common Stock.
Foreign Currency
Our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities of our foreign subsidiaries' balance sheet accounts and our equity method investments are translated from their respective functional currencies into United States dollars at the exchange rate at the end of each quarter, and their earnings are translated into United States dollars at the average exchange rate each quarter. We present resulting translation adjustments as a separate component of stockholders’ equity.

Foreign currency transaction gains and losses not accounted for as translations are included in “Other expense (income)” in our consolidated statements of operations. These gains were $0.5 million, $0.3 million and $0.4 million for fiscal 2020, 2019 and 2018, respectively.
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
Advertising
Advertising costs are expensed as incurred and included primarily under “Operations” expense in our consolidated statements of operations. These costs were $2.0 million, $2.0 million and $2.5 million for fiscal 2020, 2019 and 2018, respectively.
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
We may be subject to income tax audits by the respective tax authorities in any or all of the jurisdictions in which we operate or have operated within a relevant period. Significant judgment is required in determining uncertain tax positions. We utilize the required two-step approach to recognize and measure uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments, and which may not accurately forecast actual outcomes. We adjust these reserves in light of changing facts and circumstances, such as the closing of an audit or the refinement of an estimate. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. We believe adequate provisions for income taxes have been made for all periods. We recognize interest and penalties related to unrecognized tax benefits as “Income tax expense” in our consolidated statements of operations.
We consider our assessment of the recognition of deferred tax assets as well as estimates of uncertain tax positions to be critical estimates.

Earnings per Share and Common Stock
We compute basic earnings per share based on the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding, including conversion features embedded in our outstanding convertible debt, during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock awards as well as shares issuable on conversion of our outstanding convertible debt securities and exercise of outstanding warrants. Potential common shares are required to be excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vest are greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. There were no participating securities outstanding during fiscal 2020, 2019 and 2018 requiring the application of the two-class method. When we are in a loss position for the period, dilutive securities are excluded from the calculation of earnings per share, as they would have an anti-dilutive effect.
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
Impact of COVID-19
In December 2019, a novel strain of coronavirus “COVID-19” was identified in Wuhan, China. COVID-19 has caused a global health emergency and was declared a worldwide pandemic by the World Health Organization on March 11, 2020. In an effort to slow and contain the spread of COVID-19, local, state and national governments implemented various measures, which have impacted businesses worldwide. Many of these measures have expired or been rescinded, but some are continuing and others are being reimplemented or considered for reimplementation as COVID-19 continues to spread at rapid rates in many parts of the U.S.
We began to see the impact of COVID-19 to our operations in mid-March when the closure of non-essential businesses and the implementation of stay-at-home requirements began in our geographic locations. During the third quarter, we were able to keep virtually all of our stores in the U.S. and Mexico open for business and operating under enhanced safety measures and restrictions on occupancy, but store closure orders in our GPMX countries (Guatemala, El Salvador, Honduras and Peru) had a more severe impact on our business. Since that time and continuing through the fourth quarter, we have been able to keep virtually all of our stores open for business.
Starting in mid-March and continuing through most of the fourth quarter, we experienced a significant decline in pawn loan originations and associated loan balances as a result of a change in customer borrowing behaviors due to COVID-19. This reduced activity resulted in net revenue losses for the year, which were partially offset by a strong increase in merchandise sales.
The factors described above impacted the forecast of future net revenues and earnings and resulted in lower present value of future cash flows. We recorded a goodwill impairment charge of $41.3 million in the second quarter of fiscal 2020. In addition, we (a) determined an impairment had occurred in the fair values of trade names of previously acquired entities in our Mexico and GPMX reporting units and recorded a related impairment of $2.9 million and $1.7 million respectively, and (b) determined the carrying amount of certain long-lived asset groups were not recoverable and recorded a related impairment of $1.1 million, all in the second quarter of 2020.
The full extent and duration of the COVID-19 impact on the global economy generally, and on our business specifically, is currently unknown and cannot be reasonably estimated. The pandemic has had an adverse effect on our net revenues and earnings in fiscal 2020. We expect the impact of the pandemic, and the recovery therefrom, will continue to adversely affect net revenues and earnings into fiscal 2021. A prolonged pandemic and recovery may have an adverse effect on our results of operations, financial position and liquidity in future periods.

Recently Adopted Accounting Policies
In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate. ASU 2020-04 is effective upon issuance through December 31, 2022. This ASU has not had a significant impact on our consolidated financial statements and related disclosures to date. We will continue to assess the applicability to any future arrangements.
Effective October 1, 2019, we adopted ASC - Leases (Topic 842) which requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet using the modified retrospective method provided under ASU 2018-11, Leases- (Topic 842): Targeted Improvements. Additionally, we elected the package of practical expedients under Accounting Standards Codification ("ASC") 842 as well as the transition guidance elections to not separate lease and non-lease components for leases under ASC 842. Further, we have elected an accounting policy to not record right-of-use assets and lease liabilities for leases that have a duration of 12 months or less. See Note 12 for additional discussion.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued its Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We are assessing the amendments in ASU 2020-06 to determine the impact on our consolidated financial statements and related disclosures.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326) (ASU 2016-13). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, requiring entities to estimate an expected lifetime credit loss on financial assets. The ASU amends the impairment model to utilize an expected loss methodology and replaces the incurred loss methodology for financial instruments including trade receivables. The amendment requires entities to consider other factors, such as economic conditions and future economic conditions. A reporting entity should generally apply the amendment on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the amendment is effective. We are still assessing the amendments in ASU 2016-13 and do not expect the amendments will have a significant impact on our consolidated financial statements and related disclosures. ASU 2016-13 is effective for the first quarter of fiscal 2021.
NOTE 2: OTHER CHARGES

Strategic Initiatives. During the fourth quarter of fiscal 2020, we began to implement strategic initiatives to refocus on our core pawn business and optimize our cost structure in order to improve our bottom line performance and position the Company for sustainable growth. The initiatives focused on workforce reductions, closure of our CASHMAX operations, store closures and write-offs of other miscellaneous charges.

Charges and adjustments related to our initiatives are summarized below:
•$6.4 million in severance and other payroll-related costs related to a headcount reduction in the corporate office;
•$4.9 million in costs related to the closure of the CASHMAX business and related operations, primarily consisting of severance and other payroll-related costs, net asset write-offs, impairment of internally developed software and contract termination costs;
•$4.1 million in costs primarily related to the closure of four stores in U.S. Pawn and three stores in Latin America Pawn, consisting primarily of severance and other payroll-related costs and reserves on net assets; and
• $5.0 million in other miscellaneous charges, primarily consisting of impairment of internally developed software and contract termination costs.

(in millions)	Accrued Charges at September 30, 2019	Charges and Adjustments	Payments and Adjustments	Accrued Charges at September 30, 2020
Cash charges:
Labor reduction costs	$—	$6.4	$0.5	$5.9
CASHMAX shutdown costs	—	1.8	1.0	0.8
Store closure costs	—	1.8	—	1.8
Other	—	2.5	0.3	2.2
	$—	$12.5	$1.8	$10.7
Non-cash charges:
Labor reduction costs		$—
CASHMAX shutdown costs		3.1
Store closure costs		2.3
Other		2.5
		$20.4

NOTE 3: ACQUISITIONS
Fiscal 2019 Acquisitions
In June 2019, we acquired assets related to seven pawn stores operating under the name "Metro Pawn" in Nevada, entering the Reno market and expanding our presence in the Las Vegas metropolitan area, for an aggregate purchase price of $7.0 million in cash, of which $3.9 million was recorded as goodwill. In December 2018, we acquired assets related to five pawn stores in Mexico for an aggregate purchase price of $0.3 million in cash, of which $0.1 million was recorded as goodwill. Substantially all goodwill attributable to the fiscal 2019 acquisitions is deductible for tax purposes. We have concluded these acquisitions were immaterial to our overall consolidated financial results and, therefore, have omitted information that would otherwise be required.
Fiscal 2018 Acquisitions
Camira Administration Corp. and subsidiaries (“GPMX”)
In October 2017, we completed the acquisition of 100% of the outstanding stock of Camira Administration Corp. and subsidiaries (“GPMX”), a business that, at the time, owned and operated 112 stores located in Guatemala, El Salvador, Honduras and Peru. The GPMX acquisition significantly expanded our store base into Latin American countries outside of Mexico and provided us with a platform for further growth in the region. Under the terms of the stock purchase agreement (“SPA”), we paid $53.4 million in cash upon closing and, subsequent to the closing, paid $6.7 million to satisfy the acquired company's indebtedness to members of the seller’s affiliated group. The SPA specified a further $2.25 million to be paid contingent upon performance of GPMX’s business during a period up to 24 months following the closing date, and the business achieved the specified performance goal during the first quarter of fiscal 2018. Consequently, we made a final payment of $1.6 million in January 2018 in satisfaction of the contingent purchase price obligation, after reduction for certain adjustments under the SPA, yielding a total purchase price of $61.7 million.
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
In June 2018, we acquired 23 pawn stores operating under the name “Presta Dinero,” giving us a presence in a number of cities within seven central-Mexico states in which we already had stores. These stores complemented our existing stores, allowing us to achieve synergies in management and administration while giving us a presence in new cities and neighborhoods.

In December 2017, we acquired 21 pawn stores located in the Mexican state of Sinaloa operating under the name “Bazareño.” The Bazareño stores made up the largest chain of pawn stores in Culiacan, the capital city of Sinaloa, giving us the number one position in that market and an important strategic presence in the northwest region of Mexico.
The purchase prices of the above acquisitions were paid in cash.
These acquisitions, collectively referred to as "All Other" below, were individually immaterial and we have therefore omitted or aggregated certain disclosures.
Other Information for Fiscal 2018 Acquisitions
The acquisitions described above were all attributable to our Latin America Pawn segment. The allocation of the consideration for the acquired net assets from our fiscal 2018 acquisitions was as follows:

	GPMX	All Other

	(in thousands)
Cash and cash equivalents	$2,560	$—
Earning assets	17,247	8,347
Other assets	2,145	3,737
Property and equipment, intangible assets, deferred taxes and other assets, net*	11,671	13,678
Goodwill	34,816	7,770
Accounts payable, deferred taxes and other liabilities	(6,723)	1,621
Total consideration	$61,716	$35,153
*    As September 30, 2018 intangible assets consist primarily of $9.8 million and $6.6 million in trade names acquired with indefinite useful lives, for GPMX and All Other, respectively.
The factors contributing to the recognition of goodwill, which is recorded in our Latin America Pawn segment, were based on several strategic and synergistic benefits we expect to realize from the acquisitions, including expansion of our store base as well as the ability to further leverage our pawn expertise, investments in information technology and other back office and support functions of our existing Mexico pawn business. None of the goodwill resulting from these business combinations is deductible for tax purposes.
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

	Fiscal Year Ended September 30, 2018
	Revenue	Net Income

GPMX	$46.5	$8.0
All Other	7.5	1.3

NOTE 4: (LOSS) EARNINGS PER SHARE
Components of basic and diluted (loss) earnings per share and excluded antidilutive potential common shares are as follows:

	Fiscal Year Ended September 30,
	2020	2019	2018

	(in thousands, except per share amounts)
Net (loss) income from continuing operations attributable to EZCORP (A)	$(68,463)	$2,998	$38,138
Loss from discontinued operations, net of tax (B)	—	(457)	(856)
Net (loss) income attributable to EZCORP (C)	$(68,463)	$2,541	$37,282

Weighted average outstanding shares of common stock (D)	55,313	55,341	54,456
Dilutive effect of restricted stock and 2024 Convertible Notes*	—	643	3,440
Weighted average common stock and common stock equivalents (E)	$55,313	$55,984	$57,896

Basic (loss) earnings per share attributable to EZCORP:
Continuing operations (A/E)	$(1.24)	$0.05	$0.70
Discontinued operations (B / D)	—	(0.01)	(0.02)
	$(1.24)	$0.04	$0.68

Diluted (loss) earnings per share attributable to EZCORP:
Continuing operations (A / E)	$(1.24)	$0.05	$0.66
Discontinued operations (B / E)	—	(0.01)	(0.02)
Diluted (loss) earnings per share (C / E)	$(1.24)	$0.04	$0.64

Potential common shares excluded from the calculation of diluted earnings per share above*:
Restricted stock**	2,786	2,121	2,218
*    See Note 9 for discussion of the terms and conditions of the potential impact of the 2024 Convertible Notes and 2025 Convertible Notes. This amount excludes all potential common shares for periods when there is a loss from continuing operations.
**    Includes antidilutive share-based awards as well as performance-based share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.
NOTE 5: STRATEGIC INVESTMENTS
As of September 30, 2020, we owned 214,183,714 shares, or approximately 34.75%, of Cash Converters International. Our total investment in Cash Converters International was acquired between November 2009 and June 2018 for approximately $96.1 million, including the acquisition of 57,631,230 shares in June 2018 for $14.0 million (increasing our ownership by three percentage points) in connection with an underwritten placement of 123.3 million shares by Cash Converters International for AUD $39.5 million, excluding related costs.
Our equity in Cash Converters International’s net loss was $2.1 million and $0.1 million in fiscal 2020 and 2019, and our equity in net income was $5.5 million in 2018. Cash Converters International did not declare or pay a dividend in fiscal 2020, 2019 or 2018. Cash Converters International’s accumulated undistributed after-tax earnings included in our consolidated retained earnings were $13.7 million as of September 30, 2020.
The following tables present summary financial information for Cash Converters International’s most recently reported results as of September 30, 2020, 2019 and 2018 as applicable after translation to U.S. dollars:

	June 30,
	2020	2019

	(in thousands)
Current assets	$157,183	$173,826
Non-current assets	172,833	152,483
Total assets	$330,016	$326,309

Current liabilities	$68,028	$77,434
Non-current liabilities	51,275	26,163
Shareholders’ equity	210,713	222,712
Total liabilities and shareholders’ equity	$330,016	$326,309

	Fiscal Year Ended June 30,
	2020	2019	2018
	(in thousands)
Gross revenues	$187,025	$201,365	$201,800
Gross profit	112,511	111,932	128,366
Net (loss) profit	(7,032)	(1,210)	17,443
At September 30, 2020, the fair value of our investment in Cash Converters International, as estimated by reference to its quoted market price per share, was greater than its carrying value.
For the first and second quarters of fiscal 2019, we determined that our investment was impaired and that such impairment was "other-than-temporary." In reaching this conclusion, we considered all available evidence, including evidence in existence as of September 30, 2018. Additionally, we noted the following developments subsequent to September 30, 2018: (i) continued decline in Cash Converters International's share price; and (ii) ongoing uncertainty around the Queensland, Australia class action lawsuit regarding historical lending practices by Cash Converters International, for which a settlement agreement was reached subsequent to September 30, 2019. As a result, we recognized "other-than-temporary" impairments in Cash Converters International of $13.3 million ($10.3 million, net of taxes) and $6.5 million ($5.0 million, net of taxes) during the first and second quarters of fiscal 2019, respectively. The fair value of our investment in Cash Converters International was $6.2 million below its carrying value as of September 30, 2019, which we determined was not other-than temporary primarily as a result of the subsequent settlement of the remaining Queensland, Australia class action lawsuit and recovery of share price.
We will continue to monitor the fair value of our investment in Cash Converters International for other-than-temporary impairments in future reporting periods and may record additional impairment charges should the fair value of our investment in Cash Converters International decline below its carrying value for an extended period of time. See Note 6 for the fair value and carrying value of our investment in Cash Converters International.
We hold a 13.14% ownership in "RDC" and recognized a $0.3 million net loss for fiscal year 2020.
NOTE 6: FAIR VALUE MEASUREMENTS
The fair value of a financial instrument is the amount that could be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy prioritizes the quality and reliability of the information used to determine fair values. Categorization within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The fair value hierarchy is defined into the following three categories:
•Level 1 — Quoted market prices in active markets for identical assets or liabilities.
•Level 2 — Other observable market-based inputs or unobservable inputs that are corroborated by market data.
•Level 3 — Unobservable inputs that are not corroborated by market data.
Financial Assets and Liabilities Not Measured at Fair Value
The tables below present our financial assets and liabilities that were not measured at fair value:

	Carrying Value	Estimated Fair Value
	September 30, 2020	September 30, 2020	Fair Value Measurement Using
			Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
2.89% promissory note receivable due April 2024	$1,148	$1,148	$—	$—	$1,148
Investments in unconsolidated affiliates	32,458	32,597	24,833	—	7,764
Financial liabilities:
2024 Convertible Notes	$117,193	$129,979	$—	$129,979	$—
2025 Convertible Notes	133,164	137,569	—	137,569	—
8.5% unsecured debt due 2024	872	872	—	—	872

	Carrying Value	Estimated Fair Value
	September 30, 2019	September 30, 2019	Fair Value Measurement Using
			Level 1	Level 2	Level 3

	(in thousands)
Financial assets:
Notes receivable from Grupo Finmart, net	$7,182	$7,582	$—	$—	$7,582
2.89% promissory note receivable due April 2024	1,117	1,117	—	—	1,117
Investments in unconsolidated affiliates	34,516	28,308	20,252	—	8,056
Financial liabilities:
2024 Convertible Notes	$111,311	$139,969	$—	$139,969	$—
2025 Convertible Notes	126,210	138,345	—	138,345	—
8.5% unsecured debt due 2024	1,092	1,092	—	—	1,092
CASHMAX secured borrowing facility	634	634	—	—	634
Based primarily on the short-term nature of cash and cash equivalents, pawn loans, pawn service charges receivable and other debt, we estimate that their carrying value approximates fair value. We consider our cash and cash equivalents to be measured using Level 1 inputs and our pawn loans, pawn service charges receivable and other debt to be measured using Level 3 inputs. Significant increases or decreases in the underlying assumptions used to value pawn loans, pawn service charges receivable, consumer loans, fees and interest receivable and other debt could significantly increase or decrease these fair value estimates.
In September 2020, we received the final payment from AlphaCredit on the notes receivable related to the sale of Grupo Finmart and recorded the amount under “Restricted cash” in our consolidated balance sheet as of September 30, 2020. In August 2019, AlphaCredit notified us of an indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined.
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
We use the equity method of accounting for our 13.14% ownership in a previously consolidated variable interest entity, RDC, over which we no longer have the power to direct the activities that most significantly affect its economic performance. We believe its fair value approximates carrying value although such fair value is highly variable and includes significant unobservable inputs.
We measured the fair value of the 2024 and 2025 Convertible Notes using quoted price inputs. The notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.
In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024. The note approximated its carrying value as of September 30, 2020.
NOTE 7: PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows:

	September 30,
	2020			2019
(in thousands)	Carrying Amount	Accumulated Depreciation	Net Book Value	Carrying Amount	Accumulated Depreciation	Net Book Value

Land	$4	$—	$4	$4	$—	$4
Buildings and improvements	105,137	(75,445)	29,692	103,486	(68,895)	34,591
Furniture and equipment	127,793	(101,888)	25,905	127,531	(96,142)	31,389
Software	33,729	(33,190)	539	34,245	(33,528)	717
Construction in progress	846	—	846	656	—	656
	$267,509	$(210,523)	$56,986	$265,922	$(198,565)	$67,357
NOTE 8: GOODWILL AND INTANGIBLE ASSETS
We test goodwill and intangible assets with indefinite useful lives for impairment annually, or more frequently when there are events or circumstances that indicate a potential impairment exists. During the second quarter of fiscal 2020, there was an indicator of impairment due to a decline in our market capitalization. We performed a quantitative analysis as of March 31, 2020 utilizing the income approach. This approach uses future cash flows and estimated terminal values for each reporting unit (discounted using a market participant perspective) to determine the fair value of each reporting unit, which is then compared to the carrying value of the reporting unit to determine if an impairment exists. The income approach includes assumptions about revenue growth rates, operating margins and terminal growth rates discounted by an estimated weighted-average cost of capital derived from other publicly traded companies that are similar but not identical from an operational and economic standpoint. There is inherent uncertainty associated with these key assumptions, including the duration of the economic downturn associated with COVID-19 and the recovery period. As a result of our quantitative analysis, we determined the fair value of each of our reporting units was below its carrying value because of the impact of COVID-19, including a significant decline in pawn loan balances due to changes in typical customer behavior and mandated store closures in our GPMX countries. These factors impacted the forecast of future net revenues and earnings and resulted in lower present value of future cash flows. We recorded a goodwill impairment charge of $41.3 million in the second quarter of fiscal 2020. In addition, we (a) determined an impairment had occurred in the fair values of trade names of previously acquired entities in our Mexico and GPMX reporting units and recorded a related impairment of $2.9 million and $1.7 million respectively, and (b) determined the carrying amount of certain long-lived asset groups were not recoverable and recorded a related impairment of $1.1 million in the second quarter of 2020. These impairments were recorded under "Impairment of goodwill, intangible and other assets" in the Consolidated Statements of Operations. We further evaluated events and circumstances as of September 30, 2020 and determined there were no indicators of impairment.

The following table presents the changes in the carrying value of goodwill by segment:

	U.S. Pawn	Latin America Pawn	Consolidated

	(in thousands)
Balances as of September 30, 2018	$247,894	$51,354	$299,248
Acquisitions	3,858	(1,721)	2,137
Effect of foreign currency translation changes	—	(858)	(858)
Balances as of September 30, 2019	$251,752	$48,775	$300,527
Measurement period adjustments	176	(149)	27
Goodwill impairment *	(10,000)	(31,340)	(41,340)
Effect of foreign currency translation changes	—	(1,632)	(1,632)
Balances as of September 30, 2020	$241,928	$15,654	$257,582
*    Represents cumulative goodwill impairment.

The following table presents the balance of each major class of intangible assets:

	September 30,
	2020	2019
	(in thousands)
Non-amortizing intangible assets:
Trade names	$19,094	$19,938
Accumulated impairment losses	(4,598)	—
	$14,496	$19,938
Pawn licenses	9,509	9,517
	$24,005	$29,455

Amortizing intangible assets:
Internally developed software	$67,457	$59,436
Accumulated amortization	(33,646)	(24,280)
Accumulated impairment losses	$(2,579)	—
	$31,232	$35,156

Non-compete agreements	$3,417	$3,563
Accumulated amortization	(3,394)	(3,399)
	$23	$164

Other	$5,600	$5,598
Accumulated amortization	(2,222)	(2,329)
	$3,378	$3,269

Intangible assets, net	$58,638	$68,044
The amortization of most definite-lived intangible assets is recorded as amortization expense and included under “Depreciation and amortization” expense in our consolidated statements of operations. These amounts were $11.2 million, $7.8 million and $5.8 million for fiscal 2020, 2019 and 2018, respectively.
The following table presents our estimate of future amortization expense for definite-lived intangible assets:

Fiscal Year Ended September 30,	Amortization expense

(in thousands)
2021	$8,344
2022	7,631
2023	5,892
2024	5,159
2025	1,685
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE 9: DEBT
The following tables present our debt instruments outstanding, contractual maturities and interest expense:

	September 30, 2020			September 30, 2019
	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

	(in thousands)
2024 Convertible Notes	$143,750	$(26,557)	$117,193	$143,750	$(32,439)	$111,311
2025 Convertible Notes	172,500	(39,336)	133,164	172,500	(46,290)	126,210
8.5% unsecured debt due 2024*	872	—	872	1,092	—	1,092
CASHMAX*	—	—	—	634	(653)	(19)
Total	$317,122	$(65,893)	$251,229	$317,976	$(79,382)	$238,594
Less current portion	213	—	213	214	—	214
Total long-term debt	$316,909	$(65,893)	$251,016	$317,762	$(79,382)	$238,380
*    Amounts translated from Guatemalan quetzals and Canadian dollars as of the applicable period end.

	Schedule of Contractual Maturities
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years

	(in thousands)
2024 Convertible Notes*	$143,750	$—	$—	$143,750
2025 Convertible Notes*	172,500	—	—	172,500
8.5% unsecured debt due 2024	872	213	427	232
Total	$317,122	$213	$427	$316,482
*    Excludes the potential impact of embedded derivatives.

	Fiscal Year Ended September 30,
	2020	2019	2018

	(in thousands)
2019 Convertible Notes:
Contractual interest expense	$—	$3,074	$4,144
Amortization of debt discount and deferred financing costs	—	7,556	9,952
Total interest expense	$—	$10,630	$14,096
2024 Convertible Notes:
Contractual interest expense	$4,133	$4,133	$4,133
Amortization of debt discount and deferred financing costs	5,883	5,452	5,057
Total interest expense	$10,016	$9,585	$9,190
2025 Convertible Notes:
Contractual interest expense	$4,097	$4,097	$1,559
Amortization of debt discount and deferred financing costs	6,954	6,468	2,383
Total interest expense	$11,051	$10,565	$3,942
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
We may not redeem the 2025 Convertible Notes prior to May 1, 2022. At our option, we may redeem for cash all or any portion of the 2025 Convertible Notes on or after May 1, 2022, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
We accounted for the conversion feature of the 2025 Convertible Notes as a separate equity-classified instrument (“2025 Convertible Notes Embedded Derivative”). The carrying amount of the 2025 Convertible Notes conversion feature (the “2025 Convertible Notes Embedded Derivative”) is currently included under “Additional paid-in capital” in our consolidated balance sheets of September 30, 2020 and was initially calculated as $49.6 million ($39.1 million, net of tax). The 2025 Convertible Notes Embedded Derivative is expected to remain recorded in equity in our consolidated balance sheets as long as it continues to meet the criteria as an equity-classified instrument in subsequent reporting periods.
We incurred transaction costs of $5.5 million related to the issuance of the 2025 Convertible Notes, which we recorded as deferred financing costs and are included under “Long-term debt, net” and “Additional paid-in capital” in our consolidated balance sheets.
The effective interest rate for fiscal 2020 was approximately 9%. As of September 30, 2020, the remaining unamortized debt discount and issuance costs will be amortized through the 2025 Maturity Date assuming no early conversion.
As of September 30, 2020, the 2025 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2025 Convertible Notes was classified as a non-current liability in our consolidated balance sheets as of September 30, 2020. The classification of the 2025 Convertible Notes as current or non-current in the consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.
If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2025 Convertible Notes as a current liability in the consolidated balance sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2025

Maturity Date, we will classify our net liability under the 2025 Convertible Notes as a non-current liability in the consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2025 Convertible Notes prior to maturity, any unamortized discount and transaction costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2020, we would have recorded an expense associated with the conversion, comprised of $39.3 million of unamortized debt discount and issuance costs. As of September 30, 2020, none of the note holders had elected to convert their 2025 Convertible Notes. As of September 30, 2020, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
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
We may not redeem the 2024 Convertible Notes prior to July 6, 2021. At our option, we may redeem for cash all or any portion of the 2024 Convertible Notes on or after July 6, 2021, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2024 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
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
We accounted for the conversion feature of the 2024 Convertible Notes as a separate equity-classified instrument (the “2024 Convertible Notes Embedded Derivative”), initially recorded as $39.8 million ($25.3 million, net of tax), inclusive of deferred financing costs, on the issuance date and included under “Additional paid-in capital” in our consolidated balance sheet, including an allocated portion of the deferred financing costs. The 2024 Convertible Notes Embedded Derivative is expected to remain recorded in equity in our consolidated balance sheets as long as it continues to meet the criteria as an equity-classified instrument in subsequent reporting periods. The carrying amount of the 2024 Convertible Notes Embedded Derivative included under “Additional paid-in capital” in our consolidated balance sheet of September 30, 2020 was $25.3 million.
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
The effective interest rate for fiscal 2020 was approximately 9%. As of September 30, 2020, the remaining unamortized debt discount and issuance costs will be amortized through the 2024 Maturity Date assuming no early conversion.
As of September 30, 2020, the 2024 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2024 Convertible Notes was classified as a non-current liability in our consolidated balance sheets as of September 30, 2020. The classification of the 2024 Convertible Notes as current or non-current in the consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.
If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2024 Convertible Notes as a current liability in the consolidated balance sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2024 Maturity Date, we will classify our net liability under the 2024 Convertible Notes as a non-current liability in the consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2024 Convertible Notes prior to maturity, any unamortized discount and transaction costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2020, we would have recorded an expense associated with the conversion, comprised of $26.6 million of unamortized debt discount and issuance costs. As of September 30, 2020, none of the note holders had elected to convert their 2024 Convertible Notes. As of September 30, 2020, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
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
2019 Convertible Notes Warrants
In connection with the issuance of the 2019 Convertible Notes, we also sold net-share-settled warrants (the “2019 Convertible Notes Warrants”). The 2019 Convertible Notes Warrants allowed for the purchase of up to approximately 14.3 million shares of our Class A Common Stock at a strike price of $20.83 per share. We accounted for the Class A Common Stock issuable upon exercise under the treasury stock method. The 2019 Convertible Notes Warrants began to expire on a daily basis after we repaid the 2019 Convertible Notes and the last of the unexpired 2019 Convertible Notes Warrants expired in May 2020. As of September 30, 2020, there were no 2019 Convertible Notes Warrants outstanding, and no shares of Class A Common Stock were ever issued pursuant to the 2019 Convertible Notes Warrants.
CASHMAX Secured Borrowing Facility
In November 2018, we entered into a receivable's securitization facility with a third-party lender (the "lender") to provide funding for installment loan originations in our Canadian CASHMAX business. Under the facility, a variable interest entity (the "trust") had the right, subject to various conditions, to borrow up to CAD $25 million from the lender (the "third-party loan") and use the proceeds to purchase interests in installment loan receivables generated by CASHMAX.
The trust used collections on the transferred receivables to pay various amounts in accordance with an agreed priority arrangement, including expenses, its obligations under the third-party loan and, to the extent available, amounts owned to CASHMAX with respect to the purchase price of the transferred receivables and CASHMAX's retained interest in the receivables. CASHMAX had no obligation with respect to the third-party loan or the transferred receivables except to (a) service the underlying installment loans on behalf of the trust and (b) pay amounts owed under or repurchase the underlying installment loans in the event of a breach by CASHMAX or in certain other limited circumstances. The facility was nonrecourse to EZCORP (subject to certain limited guaranty obligations), allowed borrowing through November 2019, and was to fully mature in November 2021. As part of the closure of the operations of our CASHMAX business, we terminated this facility in September 2020.
NOTE 10: COMMON STOCK AND STOCK COMPENSATION
Common Stock Repurchase Program
In December 2019, our Board of Directors (the "Board") authorized the repurchase of up to $60.0 million of our Class A Common Stock over three years. Repurchases under the program were suspended in March 2020 in order to preserve liquidity as a result of uncertainties regarding the COVID-19 pandemic, and no share repurchases under the program were executed for the remainder of fiscal 2020. Through March 2020, we repurchased and retired 943,149 shares of our Class A Common Stock for $5.2 million, which amount was allocated between "Additional paid-in capital" and "Retained earnings" in our consolidated balance sheets.
Stock Compensation
On May 1, 2010 our Board of Directors approved the adoption of the EZCORP, Inc. 2010 Long-Term Incentive Plan (the “LTI Plan”). The LTI Plan permits grants of options, restricted stock awards and stock appreciation rights covering up to 5,485,649 shares of our Class A Common Stock plus any shares that become available for issuance under either the LTI Plan or prior plans as a result of forfeitures or cancellations of awards without delivery of shares or as a result of withholding shares to satisfy tax withholding obligations. In December 2017 and November 2018, the Board of Directors and the voting stockholder approved the addition of 1,100,000 and 400,000 shares, respectively, to the LTI Plan.

The purpose of our LTI Plan is to retain the services of valued employees and directors and to incentivize such persons to make contributions to our company and motivate excellent performance. Under the LTI Plan, we grant awards of restricted stock or restricted stock units to employees and non-employee directors. Awards granted to employees are typically subject to performance and service conditions. Awards granted to non-employee directors are time-based awards subject only to service conditions. Awards are measured at the grant date fair value with compensation costs associated with the awards recognized over the requisite service period, usually the vesting period, on a straight-line basis.
In November 2019 and May 2020, we granted 222,912 and 12,346, respectively, shares of restricted stock to our non-employee directors with a grant date fair value of $4.89 and $5.24, respectively. These awards vested on September 30, 2020 and were subject only to service conditions.
In December 2017, we granted 1,308,533 restricted stock awards to employees and 84,250 restricted stock awards to non-employee directors with a grant date fair value of primarily $9.75 per share. The awards granted to non-employee directors vested on September 30, 2018 and were subject only to service conditions. For the awards granted to employees, 190,725 vested on September 30, 2018. In November 2020, the People and Compensation Committee of the Board of Directors determined that the performance targets for the remaining employee awards were partially achieved, and 446,983 of such awards will vest on December 14, 2020. In addition, 81,896 awards were canceled, resulting in a reversal of $0.80 million of previously recognized stock compensation expense.
In July 2019 and November 2018, we granted 61,138 and 971,615, respectively, restricted stock awards to employees with a grant date fair value of primarily $10.04 and $9.18 per share, respectively. In November 2020, the People and Compensation Committee determined that the performance targets for such awards were not probable of achievement. This resulted in the cancellation of 458,960 awards and the reversal of $2.9 million of previously recognized stock compensation expense.
In April and May 2019, we granted 60,088 restricted stock awards to our seven new non-employee directors with a grant date fair value of primarily $10.64 per share. In November 2018, we granted 59,812 restricted stock awards to our non-employee directors with a grant date fair value of $9.18 per share. The awards granted to non-employee directors vested on September 30, 2019 and were subject only to service conditions.
In November and December 2016 and April 2017, we granted 931,260 restricted stock awards to employees and 72,500 restricted stock awards to non-employee directors, each with a grant date fair value of approximately $9.60 per share. The awards granted to employees vested on September 30, 2019 and 463,467 shares were released. The awards granted to non-employee directors vested over two years, 50% on September 30, 2017 and 50% on September 30, 2018 and were subject only to service conditions.

As of September 30, 2020, the unamortized fair value, exclusive of forfeitures, of share awards to be amortized over their remaining vesting periods was approximately $1.2 million. The weighted-average period over which these costs will be amortized is approximately two years.
The following table presents amounts related to our stock compensation arrangements:

	Fiscal Year Ended September 30,
	2020	2019	2018

	(in thousands)
Share-based compensation costs	$(5,094)	$9,751	$10,784
Income tax expense (benefit) on share-based compensation	420	(1,098)	(1,656)
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2019	3,451,024	$9.28
Granted	1,472,578	5.73
Vested and released (a)	(989,223)	8.67
Forfeited	(2,825,459)	8.59
Outstanding as of September 30, 2020	1,108,920	$5.65
(a) 268,798 shares were withheld to satisfy related federal income tax withholding.
The following table presents a summary of the fair value of shares granted:

	Fiscal Year Ended September 30,
	2020	2019	2018

	(in millions except per share amounts)
Weighted average grant-date fair value per share granted (a)	$5.73	$9.29	$9.75
Total grant date fair value of shares vested	$5.1	$11.8	$2.3
(a) Awards with performance and time-based vesting provisions are generally valued based upon the underlying share price as of the issuance date.
Other
We have not declared or paid any dividends and currently do not anticipate paying any dividends in the immediate future. As described in Note 9, payment of a dividend requires an adjustment to the conversion rate of our Convertible Notes. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.
NOTE 11: INCOME TAXES
The following table presents the components of our income from continuing operations before income taxes, including inter-segment amounts:

	Fiscal Year Ended September 30,
	2020	2019	2018

	(in thousands)
Domestic*	$(31,989)	$(9,609)	$28,645
Foreign	(38,106)	13,783	26,894
	$(70,095)	$4,174	$55,539
*    Includes the majority of our corporate administrative costs. See Note 14 for information pertaining to segment contribution.

The following table presents the significant components of the income tax provision:

	Fiscal Year Ended September 30,
	2020	2019	2018

	(in thousands)
Current:
Federal	$(6,631)	$431	$(26)
State and foreign	10,544	704	9,288
	3,913	1,135	9,262
Deferred:
Federal*	(1,561)	(4,264)	9,498
State and foreign	(3,984)	5,535	(371)
	(5,545)	1,271	9,127
Total income tax (benefit) expense	$(1,632)	$2,406	$18,389
*    The year ended September 30, 2018 includes a $2.1 million charge resulting from the remeasurement of our domestic net deferred tax assets based on the new corporate income tax rate as a result of the Tax Cuts and Jobs Act(“the Act”), as well as $2.6 million charge resulting from recording a valuation allowance against foreign tax credit carryforwards that do not meet the “more likely than not” threshold to be utilized as a result of tax law changes included in the Act.
The following table presents a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes:

	Fiscal Year Ended September 30,
	2020	2019	2018

	(in thousands)
Income tax (benefit) expense at the federal statutory rate	$(14,720)	$878	$13,623
State taxes, net of federal benefit	951	184	1,265
Mexico inflation adjustment	(1,120)	(801)	(936)
Non-deductible items	772	2,088	2,214
Tax credits	—	(551)	(615)
Foreign rate differential	(1,671)	1,080	1,405
Change in valuation allowance	962	1,601	3,986
Stock compensation	598	(711)	—
Uncertain tax positions	2,849	(1,596)	(4,808)
Change in tax rate resulting from enactment of the Act	—	—	2,558
Non-deductible impairment	9,093	—	—
Other	654	234	(303)
Total income tax (benefit) expense	$(1,632)	$2,406	$18,389
Effective tax rate	2%	58%	33%

The following table shows significant components of our deferred tax assets and liabilities:

	September 30,
	2020	2019

	(in thousands)
Deferred tax assets:
Cash Converters International	$15,049	$14,616
Tax over book inventory	9,737	6,858
Accrued liabilities	8,924	4,518
Pawn service charges receivable	1,019	1,699
Stock compensation	1,565	2,758
Foreign tax credit	1,696	2,638
State and foreign net operating loss carryforwards	15,990	15,806
Book over tax depreciation	4,651	2,659
Other	4,350	2,159
Total deferred tax assets before valuation allowance	62,981	53,711
Valuation allowance	(18,524)	(18,094)
Net deferred tax assets	44,457	35,617
Deferred tax liabilities:
Tax over book amortization	22,444	19,042
Note receivable discount	12,257	15,416
Prepaid expenses	1,349	1,146
Total deferred tax liabilities	36,050	35,604
Net deferred tax asset	$8,407	$13
As of September 30, 2020, we had state net operating loss carryforwards of approximately $123.0 million, which begin to expire in 2021 if not utilized. We also had foreign net operating loss carryforwards of $42.0 million, which will expire between 2030 and 2038 if not utilized. Additionally, we have a $1.7 million foreign tax credit that will expire between 2024 to 2027 if not utilized.
Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. The Company has elected to account for the tax on Global Intangible Low-Taxed Income (“GILTI”) as a period cost and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance has been established to offset certain state and foreign net operating loss carryforwards, capital loss carryforwards and foreign tax credit carryforwards that are not more likely than not to be utilized prior to expiration. The valuation allowance increased by $0.4 million in fiscal 2020, primarily due to the recording of a valuation allowance for losses generated during the year in certain foreign jurisdictions which we believe are not more likely than not to be utilized partially offset by a decrease for certain foreign tax credits for which we amended a tax return to take a deduction instead of a foreign tax credit thereby reversing the deferred tax asset and corresponding valuation allowance. We believe our results from future operations will generate sufficient taxable income in the appropriate jurisdictions such that it is more likely than not that the remaining deferred tax assets will be realized.
Deferred taxes are not provided for undistributed earnings of foreign subsidiaries of approximately $63.0 million which are intended to be reinvested outside of the U.S. Accordingly, no provision for foreign withholding taxes associated with a distribution of those earnings has been made. We estimate that, upon distribution of our share of these earnings, we would be subject to withholding taxes of approximately $3.5 million as of September 30, 2020. We provided deferred income taxes on all undistributed earnings from Cash Converters International.

The following table presents a rollforward of unrecognized tax benefits:

	Fiscal Year Ended September 30,
	2020	2019	2018

	(in thousands)
Beginning balance	$1,435	$3,091	$6,530
Increase for tax positions taken during a prior period	1,401	—	963
Increase for tax positions taken during the current period	249	—	—
Decrease for tax positions as a result of the lapse of the statute of limitations	—	(1,656)	(4,402)
Ending balance	$3,085	$1,435	$3,091
All of the above unrecognized tax benefits, if recognized, would impact our effective tax rate for the respective period of each ending balance. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2020, 2019, and 2018, the Company recognized income tax expense consisting of interest and penalties of $1.2 million, $0.2 million and $(0.3) million, respectively, due to the accrual of current year interest and penalties on existing positions offset by the reversal of previous accruals due to the lapse of the statute of limitations. The total amount of accrued interest and penalties was $1.5 million and $0.3 million in 2020 and 2019, respectively.
We are subject to U.S., Mexico, Canada, Guatemala, Honduras, El Salvador, Peru and the Netherlands income taxes as well as income taxes levied by various state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2014. We believe that adequate provisions have been made for any adjustments that may result from tax examinations.
NOTE 12: LEASES
The weighted-average remaining lease term for operating leases as of September 30, 2020 was 5.2 years, which includes options to extend when it is reasonably certain that we will exercise the option. We used incremental borrowing rates that match the duration of the remaining lease terms of our operating leases on a fully collateralized basis upon adoption as of October 1, 2019 to initially measure our lease liability. The weighted average incremental borrowing rate used to measure the lease liability as of September 30, 2020 was 7.37%.
The details of our right-of-use asset and lease liability recognized upon adoption of ASC 842 was computed based on the consumer price index and foreign currency exchange rate as applicable then in effect and excluding executory costs on October 1, 2019, were as follows (in thousands):

Right-of-use asset	$246,028
Straight-line rent accrual	(8,479)
Net lease right-of-use asset	$237,549

Lease liability, current	$45,272
Lease liability, non-current	200,756
Total lease liability	$246,028

In connection with the preparation of our consolidated financial statements for the year ended September 30, 2020, we identified an error relating to certain leases on the adoption of ASC 842 at October 1, 2019. The error impacted the lease right-of-use asset and total lease liability, both of which were overstated by approximately $18.0 million on adoption. We concluded the impact on the interim financial statements during fiscal 2020 was immaterial and corrected the balances as of September 30, 2020. The income statement impact of this correction was immaterial.
The components of lease expense included in "Operations" and "Administrative" expense, based on the underlying lease use, in our consolidated statements of operations is as follows (in thousands):

Fiscal Year Ended September 30,
2020

Operating lease expense	$62,925
Variable lease expense	11,846
Total lease expense	$74,771
As of September 30, 2020, maturities of lease liabilities under ASC 842 by fiscal year were as follows (in thousands):

2021	$66,079
2022	50,895
2023	39,076
2024	28,602
2025	19,877
Thereafter	41,639
Total lease liabilities	246,168
Less: Portion representing interest	43,386
Total net lease liabilities	202,782
Less: Current portion	49,742
Total long term net lease liabilities	$153,040
In December 2014, we entered into a non-cancelable 13-year operating lease for our corporate offices, with rent payments beginning February 2016 and ending March 2029. Annual rent, net of square footage subsequently terminated as a result of negotiations with the landlord, escalate from $2.5 million at lease inception to $3.9 million in the terminal year of the lease.
The lease includes two five-year extension options at the end of the initial lease term. The estimated minimum future rental payments under the lease are approximately $38.1 million. During fiscal 2017 and 2016, we initiated subleases for a portion of our corporate operating office lease for estimated minimum future sublease payments of approximately $12.2 million. In addition to the above subleases, during fiscal 2018 we entered into an amendment to the operating lease surrendering another 15% of the initial leased premises. As a result, sublease payments were expected to fully offset our original operating lease obligations through August 2023, with renewal options available until the end of the master operating lease in March 2029.
During the second quarter of fiscal 2015, we entered into cancellable subleases for our Miami office for an estimated minimum future sublease payment of approximately $2.9 million. Sublease payments are expected to offset substantially all of our original operating lease obligations over the nine-year period beginning March 2015 and ending September 2024.

Prior to the adoption of ASC 842, future minimum undiscounted lease payments due under non-cancelable leases as of September 30, 2019 for each subsequent year were as follows (in thousands):

2020	$69,291
2021	60,588
2022	46,720
2023	32,062
2024	19,969
Thereafter	39,256
$267,886
The following table presents the amount of net rent recognized as expense under ASC Topic 840 - Leases (in thousands):

	Fiscal Year Ended September 30,
	2019	2018

Gross rent expense from continuing operations	$65,295	$61,821
Sublease rent revenue from continuing operations	(35)	(109)
Net rent expense from continuing operations	$65,260	$61,712
As a result of the COVID-19 pandemic, we believe there was a significant adverse change in the business climate that impacted the office leasing market and a significant decrease in the market prices of an asset or asset group that affected the value of the right of use asset for our corporate office. We determined the undiscounted cash flows of the subleases did not exceed the net book value of the right of use asset. We then determined the discounted cash flows of the subleases did not exceed the book value of the right of use asset, and an impairment charge of $5.0 million was recorded in the fourth quarter of fiscal 2020 and is recorded under "Impairment of goodwill, intangible and other assets" in the Consolidated Statements of Operations.
We recorded $29.2 million in non-cash additions to our right of use assets and lease liabilities for the fiscal year ended September 30, 2020.

NOTE 13: CONTINGENCIES
Currently, and from time to time, we are involved in various claims, suits, investigations and legal proceedings. While we are unable to determine the ultimate outcome of any current litigation or regulatory actions, we do not believe the resolution of any particular matter will have a material adverse effect on our financial condition, results of operations or liquidity.
NOTE 14: SEGMENT INFORMATION
During the first quarter of fiscal 2020, we revised the financial information our chief operating decision maker (our chief executive officer) reviews for operational decision-making purposes and for allocation of capital to include the separate financial results of our Lana business. Our historical segment results have been recast to conform to current presentation. We currently report segment information as follows:
•U.S. Pawn — All pawn activities in the United States;
•Latin America Pawn —All pawn activities in Mexico and other parts of Latin America;
•Lana — Our digital customer-centric engagement platform; and
•Other International — Primarily our equity interest in the net income of Cash Converters International.
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

	Fiscal Year Ended September 30, 2020
	U.S. Pawn	Latin America Pawn	Lana	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$391,921	$106,292	$—	$—	$498,213	$—	$498,213
Jewelry scrapping sales	36,691	11,262	—	—	47,953	—	47,953
Pawn service charges	210,081	62,557	—	—	272,638	—	272,638
Other revenues	150	—	34	3,823	4,007	—	4,007
Total revenues	638,843	180,111	34	3,823	822,811	—	822,811
Merchandise cost of goods sold	251,544	82,937	—	—	334,481	—	334,481
Jewelry scrapping cost of goods sold	28,064	9,977	—	—	38,041	—	38,041
Other cost of revenues	—	101	—	953	1,054	—	1,054
Net revenues	359,235	87,096	34	2,870	449,235	—	449,235
Segment and corporate expenses (income):
Operations	261,608	69,916	4,270	5,246	341,040	—	341,040
Administrative	—	—	—	—	—	49,897	49,897
Impairment of goodwill, intangible and other assets	10,000	35,938	—	1,149	47,087	7,579	54,666
Depreciation and amortization	11,030	7,315	1,058	68	19,471	11,356	30,827
Loss (gain) on sale or disposal of assets and other	385	(72)	—	(20)	293	508	801
Other Charges	3,106	1,715	3,258	3,802	11,881	8,507	20,388
Interest expense	—	685	—	549	1,234	21,238	22,472
Interest income	—	(1,586)	—	—	(1,586)	(1,587)	(3,173)
Equity in net loss of unconsolidated affiliates	—	—	—	2,429	2,429	—	2,429
Other (income) expense	—	(156)	—	6	(150)	133	(17)
Segment contribution (loss)	$73,106	$(26,659)	$(8,552)	$(10,359)	$27,536
Income (loss) from continuing operations before income taxes					$27,536	$(97,631)	$(70,095)

	Fiscal Year Ended September 30, 2019
	U.S. Pawn	Latin America Pawn	Lana	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$355,996	$97,379	$—	$—	$453,375	$—	$453,375
Jewelry scrapping sales	45,815	14,630	—	—	60,445	—	60,445
Pawn service charges	248,369	78,997	—	—	327,366	—	327,366
Other revenues	233	179	—	5,631	6,043	—	6,043
Total revenues	650,413	191,185	—	5,631	847,229	—	847,229
Merchandise cost of goods sold	225,136	72,372	—	—	297,508	—	297,508
Jewelry scrapping cost of goods sold	39,318	13,617	—	—	52,935	—	52,935
Other cost of revenues	—	—	—	2,338	2,338	—	2,338
Net revenues	385,959	105,196	—	3,293	494,448	—	494,448
Operating expenses (income):
Operations	269,003	74,199	7,675	7,376	358,253	—	358,253
Administrative	—	—	—	—	—	55,990	55,990
Impairment of goodwill, intangible and other assets	—	—	—	—	—	—	—
Depreciation and amortization	11,879	6,267	10	219	18,375	10,422	28,797
Loss on sale or disposal of assets	3,402	691	—	282	4,375	24	4,399
Interest expense	—	1,609	—	491	2,100	30,537	32,637
Interest income	—	(1,601)	—	—	(1,601)	(9,485)	(11,086)
Equity in net income of unconsolidated affiliates	—	—	—	135	135	—	135
Impairment of investment in unconsolidated affiliates	—	—	—	19,725	19,725	—	19,725
Other income	—	(93)	—	1,895	1,802	(378)	1,424
Segment contribution (loss)	$101,675	$24,124	$(7,685)	$(26,830)	$91,284
Income from continuing operations before income taxes					$91,284	$(87,110)	$4,174

	Fiscal Year Ended September 30, 2018
	U.S. Pawn	Latin America Pawn	Lana	Other International	Total Segments	Corporate Items	Consolidated

	(in thousands)
Revenues:
Merchandise sales	$350,699	$87,673	$—	$—	$438,372	$—	$438,372
Jewelry scrapping sales	47,745	13,007	—	—	60,752	—	60,752
Pawn service charges	237,086	67,491	—	—	304,577	—	304,577
Other revenues	250	85	—	8,120	8,455	—	8,455
Total revenues	635,780	168,256	—	8,120	812,156	—	812,156
Merchandise cost of goods sold	216,408	60,210	—	—	276,618	—	276,618
Jewelry scrapping cost of goods sold	40,417	11,873	—	—	52,290	—	52,290
Other cost of revenues	—	—	—	1,697	1,697	—	1,697
Net revenues	378,955	96,173	—	6,423	481,551	—	481,551
Operating expenses (income):
Operations	263,094	61,553	—	10,194	334,841	—	334,841
Administrative	—	—	—	—	—	53,639	53,639
Impairment of goodwill and intangibles assets	—	—	—	—	—	—	—
Depreciation and amortization	12,869	4,068	—	184	17,121	8,363	25,484
Loss on sale or disposal of assets	203	27	—	—	230	233	463
Interest expense	71	25	—	—	96	27,738	27,834
Interest income	—	(2,619)	—	—	(2,619)	(14,422)	(17,041)
Equity in net income of unconsolidated affiliates	—	—	—	(5,529)	(5,529)	—	(5,529)
Impairment of investment in unconsolidated affiliates	—	—	—	11,712	11,712	—	11,712
Other income	(3)	(42)	—	(132)	(177)	(5,214)	(5,391)
Segment contribution	$102,721	$33,161	$—	$(10,006)	$125,876
Income from continuing operations before income taxes					$125,876	$(70,337)	$55,539
The following table presents separately identified segment assets:

	U.S. Pawn	Latin America Pawn	Lana	Other International	Corporate	Total

	(in thousands)
Assets as of September 30, 2020
Pawn loans	$106,340	$24,983	$—	$—	$—	$131,323
Pawn service charges receivable, net	17,931	2,649	—	—	—	20,580
Inventory, net	75,807	20,084	—	—	—	95,891
Total assets	690,157	191,827	4,528	34,118	276,393	1,197,023

Assets as of September 30, 2019
Pawn loans	$157,408	$41,650	$—	$—	$—	199,058
Pawn service charges receivable, net	27,623	4,179	—	—	—	31,802
Inventory, net	142,266	37,089	—	—	—	179,355
Total assets	635,152	202,565	5,918	35,041	205,026	1,083,702
The net assets of our Latin America Pawn segment, exclusive of intercompany amounts and inclusive of certain other assets not separately identified above, were $194.8 million as of September 30, 2020.

The following tables provide geographic information:

	Fiscal Year Ended September 30,
	2020	2019	2018

	(in thousands)
Revenues:
United States	$638,844	$650,413	$635,780
Mexico	131,965	138,897	122,702
Other Latin America	48,146	52,288	45,554
Lana	34	—	—
Canada and other	3,822	5,631	8,120
Total revenues	$822,811	$847,229	$812,156

	September 30,
	2020	2019

	(in thousands)
Long-lived tangible assets:
United States	$36,361	$43,274
Mexico	15,141	18,566
Other Latin America	5,484	5,432
Canada and other	—	85
Total long-lived assets	$56,986	$67,357

91Leech!
NOTE 15: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Financial Information
The following table provides information on net amounts included in our consolidated balance sheets and consolidated statements of cash flows:

	September 30,
	2020	2019
	(in thousands)
Gross pawn service charges receivable	$27,259	$41,838
Allowance for uncollectible pawn service charges receivable	(6,679)	(10,036)
Pawn service charges receivable, net	$20,580	$31,802

Gross inventory	$108,205	$189,092
Inventory reserves	(12,314)	(9,737)
Inventory, net	$95,891	$179,355

Prepaid expenses and other	$10,614	$4,784
Accounts receivable and other	6,991	10,889
Income taxes prepaid and receivable	15,298	10,248
Prepaid expenses and other current assets	$32,903	$25,921

Accounts payable	$19,114	$25,946
Accrued payroll	12,993	6,149
Bonus accrual	4,895	9,901
Other payroll related expenses	9,071	5,040
Accrued interest	2,793	2,793
Accrued rent and property taxes	6,545	11,702
Accrued sales and VAT taxes	9,291	10,680
Deferred revenues	2,986	2,929
Other accrued expenses	3,173	2,510
Income taxes payable	643	307
Account payable, accrued expenses and other current liabilities	$71,504	$77,957

Unrecognized tax benefits, non-current	$4,214	$1,362
Other long-term liabilities	6,635	5,940
Other long-term liabilities	$10,849	$7,302

Valuation and Qualifying Accounts
The following table provides information on our valuation and qualifying accounts not disclosed elsewhere:

		Additions
Description	Balance at Beginning of Period	Charged to Expense	Charged to Revenue	Deductions	Balance at End of Period

	(in thousands)
Allowance for valuation of inventory:
Year Ended September 30, 2020	$9,737	$2,577	$—	$—	$12,314
Year Ended September 30, 2019	9,201	536	—	—	9,737
Year Ended September 30, 2018	6,801	2,400	—	—	9,201
Allowance for uncollectible pawn service charges receivable:
Year Ended September 30, 2020	$10,036	$—	—	$3,357	$6,679
Year Ended September 30, 2019	9,760	—	276	—	10,036
Year Ended September 30, 2018	9,129	—	631	—	9,760
Allowance for uncollectible consumer loan fees and interest receivable:
Year Ended September 30, 2020	$540	$—	$—	540	$—
Year Ended September 30, 2019	331	—	209	—	540
Year Ended September 30, 2018	283	—	48	—	331
Allowance for valuation of deferred tax assets:
Year Ended September 30, 2020	$18,094	$430	$—	$—	$18,524
Year Ended September 30, 2019	20,254	—	—	2,160	18,094
Year Ended September 30, 2018	17,860	2,394	—	—	20,254

NOTE 16: QUARTERLY INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Year Ended September 30, 2020
Total revenues	$222,435	$223,283	$210,233	$166,860
Net revenues	130,069	127,365	102,184	89,617
Net income (loss)	1,238	(40,874)	(5,487)	(23,340)
Basic earnings (loss) per share	$0.02	$(0.74)	$(0.10)	$(0.42)
Diluted earnings (loss) per share	$0.02	$(0.74)	$(0.10)	$(0.42)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

	(in thousands, except per share amounts)
Year Ended September 30, 2019
Total revenues	$215,695	$214,730	$202,465	$214,339
Net revenues	130,049	127,690	115,853	120,856
(Loss) income from continuing operations, net of tax	(3,660)	2,659	3,361	(592)
(Loss) income from discontinued operations, net of tax	(183)	(18)	(203)	(53)
Net (loss) income	(3,843)	2,641	3,158	(645)
Net (loss) income attributable to noncontrolling interest	(477)	(753)	—	—
Net (loss) income attributable to EZCORP, Inc.	$(3,366)	$3,394	$3,158	$(645)

Basic earnings per share attributable to EZCORP, Inc.:	$(0.06)	$0.06	$0.06	$(0.01)
Diluted earnings per share attributable to EZCORP, Inc.:	$(0.06)	$0.06	$0.06	$(0.01)
ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A — CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020. We believe the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, stockholders’ equity and cash flows as of the dates, and for the periods, presented in conformity with GAAP.
Management’s Report on Internal Control Over Financial Reporting
Management, under the supervision of the Chief Executive Officer and the Interim Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our Chief Executive Officer and Interim Chief Financial Officer concluded that our internal control over financial reporting was effective as of September 30, 2020.
Our internal control over financial reporting as of September 30, 2020 has been audited by our independent registered public accounting firm, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on Internal Control over Financial Reporting
We have audited EZCORP, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2020, and the related notes, and our report dated December 14, 2020 expressed an unqualified opinion thereon.
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

December 14, 2020

Changes in Internal Control Over Financial Reporting
During the second quarter of fiscal 2019, we identified certain deficiencies in our information technology general controls (ITGCs) that are designed to prevent or detect unauthorized access or changes to certain information technology (“IT”) systems that support our financial reporting processes. Our related IT dependent manual and application controls that are impacted by the affected ITGCs were also deemed ineffective as they rely on reports generated by the IT systems subject to ITGCs, resulting in our inability to place reliance on internal controls over related financial statement accounts and assertions. At that time, we determined that the ITGC deficiencies represent a material weakness in our internal control over financial reporting and reported that material weakness in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.
That material weakness has been fully remediated as of September 30, 2020. During the fourth quarter of fiscal 2020, we continued to manage and monitor a remediation plan focused on IT control enhancements across our logical access and change management processes and completed the applicable testing to confirm remediation. During the quarter, there were no other changes in our internal control over financial reporting that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Internal Controls
Notwithstanding the foregoing, management does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be met. Limitations inherent in any control system include the following:
•Judgments in decision-making can be faulty, and control and process breakdowns can occur because of simple errors or mistakes.
•Controls can be circumvented by individuals, acting alone or in collusion with others, or by management override.
•The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
•Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures.
•The design of a control system must reflect the fact that resources are constrained, and the benefits of controls must be considered relative to their costs.
Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
ITEM 9B — OTHER INFORMATION
None.

PART III
ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below are the names of the persons who, as of December 1, 2020, constituted our Board of Directors and their ages and committee assignments as of that date:

Name	Age	Committees

Matthew W. Appel	65	Audit (Chair), Nominating (Chair), Lead Independent Director
Zena Srivatsa Arnold	42	Nominating
Shelaghmichael Brown	71	Audit, People and Compensation
Phillip E. Cohen (Executive Chairman)	73	—
Hugo R. Dooner	50	—
Jason A. Kulas	50	—
Pablo Lagos Espinosa	65	People and Compensation (Chair)
Kent V. Stone	62	Nominating
Gary L. Tillett	61	Audit
Robert W. K. (Robb) Webb	64	People and Compensation
Rosa Zeegers	60	Nominating
Director Qualifications — The Board believes that individuals who serve on the Board have demonstrated notable or significant achievements in business, education or public service; should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders. The following are qualifications, experience and skills for Board members which are important to our business and its future:
•Leadership Experience — Our directors should demonstrate extraordinary leadership qualities. Strong leaders bring vision, strategic agility, diverse and global perspectives and broad business insight to the company. They demonstrate practical management experience, skills for managing change and deep knowledge of industries, geographies and risk management strategies relevant to our business. They have experience in identifying and developing the current and future leaders of the company.
•Finance Experience — We believe that all directors should possess an understanding of finance and related reporting processes.
•Strategically Relevant Experience — Our directors should have business experience that is relevant to our strategic goals and objectives, including geographical and product expansion. We value experience in our high priority growth areas, including new or expanding geographies or customer segments and existing and new technologies; understanding of our business environments; and experience with, exposure to or reputation among a broad subset of our customer base.
•Government Experience — Our business is subject to a variety of legislative and regulatory risks. Accordingly, we value experience in the legislative, judicial or regulatory branches of government or government relations.
Biographical Information — Set forth below is current biographical information about our directors, including the qualifications, experience and skills that make them suitable for service as a director.
•Matthew W. Appel — Mr. Appel joined EZCORP as a director in January 2015. He serves as Chair of the Audit Committee and is the Lead Independent Director (and, as such, serves as Chair of the Nominating Committee). Mr. Appel spent 37 years in finance, administration and operations roles with a variety of companies, most recently Zale Corporation, an NYSE listed jewelry retailer, where he served as Chief Financial Officer from May 2009 to May 2011 and Chief Administrative Officer from May 2011 to July 2014 and co-led the successful turnaround of the company. Prior to joining Zale, Mr. Appel was Chief Financial Officer of EXL Service Holdings, Inc., a NASDAQ listed business process solutions company (February 2007 to May 2009); spent four years (February 2003 to February 2007) at Electronic Data Systems Corporation, serving as Vice President, Finance and Administration BPO and Vice

President, BPO Management; and held a variety of finance and operations roles from 1984 to 2003 at Tenneco Inc., Affiliated Computer Services, Inc. and PricewaterhouseCoopers. Mr. Appel began his professional career with Arthur Andersen & Company, working there from 1977 to 1984. He received an MBA in Accounting from the Rutgers University Graduate School of Business in 1977 and a Business Administration degree from Rutgers College in 1976. Mr. Appel is a Certified Public Accountant and a Certified Management Accountant.
Director qualifications: leadership, chief financial officer and executive management experience; broad business and strategically relevant experience; retail management experience; financial experience, including accounting, tax and financial reporting; experience in developing growth strategies; personnel development.
•Zena Srivatsa Arnold — Ms. Arnold has been a director since May 2019. She has over 18 years of experience in marketing, brand management, strategy development and business operations. She serves as the Chief Digital and Marketing Officer of Kimberly-Clark Corporation, a global personal care and consumer products company. Prior to joining Kimberly-Clark in April 2020, she spent almost six years with Google, serving as Global Head of Growth for Chromebook (May 2019 to March 2020); General Manager, US Chromebooks (March 2018 to May 2019); Global Head of Marketing, Chromebooks and IoT (November 2016 to March 2018); Head of Americas Marketing, Google Play (April 2015 to October 2016); and Head of NA Marketing, Google Play (October 2013 to April 2015). Prior to joining Google, Ms. Arnold spent over nine years in various brand management positions with Kellogg Company (August 2010 to October 2013) and Procter & Gamble (April 2004 to August 2010). Ms. Arnold began her professional career at General Electric Corporation, where she served as Product Manager, Server Solutions for GE Capital IT Solutions (April 2002 to April 2004). Ms. Arnold received a Bachelor of Science degree in Computer Science, with a minor in Business Marketing, from The Ohio State University. She was recognized in 2014 as one of Brand Innovators “40 Under 40,” and has received numerous other professional awards and recognitions.
Director qualifications: leadership, executive management experience; broad business and strategically relevant experience; experience in developing growth strategies.
•Shelaghmichael Brown — Ms. Brown joined EZCORP as a director in April 2019. She has more than 35 years of management experience in operations, brand and technology at a variety of financial services institutions and other companies. Ms. Brown retired from BBVA Compass in June 2011 as Senior Executive Vice President and Executive Officer Retail Banking, where she was responsible for a network of over 700 branches; online, mobile and other electronic banking platforms; traditional consumer and small business credit and deposit products; and marketing. Prior to joining BBVA Compass, Ms. Brown was President of RediClinic, Inc.; President and Chief Executive Officer of TeleCheck International, Inc.; and Executive Vice President, Manager-Retail Banking for JP Morgan Chase. Since 2012, Ms. Brown has served on the Board of Trust Managers of Weingarten Realty Investors, an NYSE-listed real estate investment trust, where she has been a member of the Management Development Committee and the Compensation Committee and is currently Chair of the Governance Committee. She also serves on the Board of Directors for BBVA USA Bancshares, Inc., where she is a member of the Risk Committee and the Audit Committee. Ms. Brown received an MBA from the University of Chicago and a Bachelor of Arts degree in American Studies from Wheaton College. She was recognized in 2009, 2010 and 2011 as one of the Top 25 Most Powerful Women in Banking by U.S. Banker. She is engaged in a variety of professional, civic and philanthropic activities, and currently serves as on the Board of Directors, and as Foundation Chairman, of CanCare, Inc.
Director qualifications: leadership, executive management experience; broad business and strategically relevant experience; retail management experience; financial experience; experience in developing growth strategies; personnel development; deep understanding of conducting business in highly regulated environments.
•Phillip E. Cohen — Mr. Cohen has been a member of the Board of Directors and the Executive Chairman since September 2019. He has been an owner of, and advisor to, the Company for 30 years. He acquired the Company in 1989 and took it public in 1991 with an initial public offering of Class A Non-Voting Common Stock. Mr. Cohen has over 40 years of investment banking and financial advisory experience with a variety of firms, including Kuhn Loeb & Co. Incorporated (1973-1977), Lehman Brothers Kuhn Loeb Incorporated (1977-1979), The First Boston Corporation (1980), Oppenheimer & Co, Inc. (1980-1984), Morgan Schiff & Co., Inc. (1984-Present) and Madison Park LLC (2004 to Present). Mr. Cohen received a Bachelor of Commerce degree from the University of Melbourne and a Masters of Business Administration from Harvard University. Mr. Cohen is the sole stockholder of MS Pawn Corporation, which is the general partner of MS Pawn Limited Partnership, the owner of 100% of the outstanding shares of our Class B Voting Common Stock.
Director qualifications: leadership; broad business and strategically relevant experience; retail management experience; financial experience; international experience and global perspective; industry knowledge; experience in developing growth strategies. Further, Mr. Cohen has deep knowledge of the Company and its opportunities and challenges spanning multiple economic cycles.
•Hugo R. Dooner — Mr. Dooner has been a director since May 2020. He is the Chief Executive Officer of LoanMart, a privately-held company that is the largest online auto title loan lender in the U.S. Prior to joining LoanMart in 2014, he was the Executive Vice President, Head of Personal Lending Division at Santander Consumer USA Inc., a NYSE-listed auto finance company, where he was responsible for multiple lines of business, including Consumer-Direct Refinance, Private label Credit Card and Consumer-Direct PULs. From 2002 to 2010, Mr. Dooner held positions of increasing responsibility at HSBC, one of the world’s largest banking and financial services organizations, where he progressed to serve for two years as Vice President and Director, Head of Portfolio Marketing and Global Servicing Operations. He began his business career in investment banking, serving in the Business Development Group of Merrill Lynch from 2000 to 2002. He received a Bachelor of Arts in Political Science from the University of California, Santa Barbara, and an MBA with concentrations in Finance and Entrepreneurship from the University of Chicago Graduate School of Business.
Director qualifications: leadership, executive management experience; broad business and strategically relevant experience; financial experience; industry knowledge; experience in developing growth strategies; personnel development; deep understanding of conducting business in highly regulated environments.
•Jason A. Kulas — Mr. Kulas is our Chief Executive Officer, having been promoted into that position in July 2020 after joining the Company in February 2020 as President and Chief Financial Officer. He first became associated with the Company in April 2019 when he was appointed as an independent member of the Board of Directors. While an independent director, he served on the Audit Committee and the Nominating Committee. Mr. Kulas resigned from the Board of Directors when he joined the Company as an executive in February 2020, and was reappointed to the Board in connection with his appointment as Chief Executive Officer.
Prior to joining the Company as an executive, Mr. Kulas spent over 25 years in financial analysis, investment banking and executive-level finance and operations roles with a variety of companies, most recently Santander Consumer USA Inc., a NYSE-listed auto finance company, where he served as Chief Executive Officer and a director from 2015 to 2017, President from 2013 to 2015, Chief Financial Officer from 2007 to 2015 and a director from 2007 to 2012.  Prior to joining Santander Consumer USA, Mr. Kulas was a Managing Director in Investment Banking with J.P. Morgan Chase & Co. (1995 to 2007), where he managed JPMorgan’s South Region investment banking office.  He has also served as an Adjunct Professor of Marketing at Texas Christian University (1997 to 1999); Securities Analyst at William C. Connor Foundation – TCU Educational Investment Fund (1994 to 1995); and an intern and Financial Analyst at Dun & Bradstreet (1993 to 1995). Mr. Kulas received an MBA with a concentration in Finance and Marketing from Texas Christian University in 1995 and a Bachelor of Arts degree from Southern Methodist University in 1993. He currently serves as Non-Executive Chairman of the Board of Cash Converters International Limited and as an advisor to Warburg Pincus International LLC. He has been involved in a variety of civic and philanthropic activities, including the Salesmanship Club of Dallas, Momentous Institute, Exchange Club of East Dallas, Dallas Citizens Council, Baylor Scott & White Dallas Foundation and Art House Dallas.
Director qualifications: leadership, chief executive officer, chief financial officer and executive management experience; broad business and strategically relevant experience; financial experience; experience in developing growth strategies; personnel development.
•Pablo Lagos Espinosa — Mr. Lagos joined EZCORP as a director in October 2010. He is Chair of the People and Compensation Committee. Mr. Lagos served as President and Chief Executive Officer of Pepsi Bottling Group Mexico from 2006 to 2008 and as its Chief Operating Officer from 2003 to 2006. He previously held various executive management positions with Pepsi Bottling Group, PepsiCo Inc., Unilever Mexico and PepsiCola International, Inc., concentrating exclusively in Latin America. Since his retirement in December 2008, Mr. Lagos has been an investor and consultant in various private business ventures and has served as a keynote speaker on organizational leadership and management. He currently serves as Chairman of the Board and Executive President for the Mexican subsidiary of Areas, a Spanish global organization dedicated to restaurant and retailing operations in key public transportation hubs, and as Chairman of the board of Casa del Parque, a privately held enterprise focused on developing senior living residences in Mexico. He is also a member of the Mexican Advisory Board for Niagara Waters, a leading manufacturer of bottled water in the U.S. and Mexico. He received a Bachelor of Science degree in Industrial & Systems Engineering from Instituto Technológico de Monterrey, Master of Science degrees in Industrial Engineering and Operations Research and an MBA from Stanford University.

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
•Kent V. Stone — Mr. Stone joined EZCORP as a director in April 2019. He has 37 years of experience in consumer and small business banking, all with U.S. Bancorp, the fifth largest commercial bank in the U.S. His roles included Vice Chairman, Consumer Banking Sales and Support (2013-2017); Executive Vice President, Consumer Banking Strategic Support Services (2006-2013); Executive Vice President, Business Banking (2001-2006); and Executive Vice President, Branch Banking (2000-2001). From 1980 to 2000, he held various regional positions with U.S. Bancorp and its predecessor, First Bank System. Mr. Stone’s extensive banking experience includes retail branch management, digital channels, mortgage lending, private banking, product and segment management, and marketing. Mr. Stone received an MBA with a concentration in Finance from the Carlson School of Management at the University of Minnesota in 1985, and a Bachelor of Arts in General Science and Business from Gustavus Alolphus College in 1980. He has been, and continues to be, active in a variety of civic and philanthropic affairs.
Director qualifications: leadership and executive management experience; broad business and strategically relevant experience; retail management experience; financial experience; experience in developing growth strategies; personnel development; deep understanding of conducting business in highly regulated environments.
•Gary L. Tillett — Mr. Tillett has been a director since April 2019. He has more than 35 years of experience in public accounting and business management. He spent 31 years at PricewaterhouseCoopers, where he progressed from entry-level staff to senior partner serving a variety of businesses in the Insurance Practice, the Transaction Services Practice and the U.S. Financial Services Practice. From 2005 to 2010, he was the Transactions Services Leader of the firm’s U.S. Financial Services Practice, leading a newly assembled team of professionals providing service to clients pursuing transactions in the financial services sector. At the time of his retirement from PwC in 2014, he was the Transaction Services Leader of the firm’s New York Metro Practice, where he led teams advising clients on complex transactions, including structuring, due diligence, valuation and financial reporting. Mr. Tillett left PwC in 2014 to take the role of Executive Vice President and Chief Financial Officer of Walter Investment Management Corp. (now Ditech Holding Corporation), a publicly traded independent originator and servicer of residential mortgage loans. Ditech initiated Chapter 11 bankruptcy proceedings in November 2017. Mr. Tillett retired from his position with Ditech in February 2018 after assisting with the development and execution of the company’s financial restructuring plan. Mr. Tillett received an MBA from the Manchester Business School at the University of Manchester and a Bachelor of Science degree with an emphasis in Accounting from the University of Texas at Dallas. He is a Certified Public Accountant.
Director qualifications: leadership, chief financial officer and executive management experience; broad business and strategically relevant experience; financial experience, including accounting, tax and financial reporting; personnel development.
•Robert W. K. (Robb) Webb — Mr. Webb joined EZCORP as a director in April 2019. He has 40 years of experience as a human resources and business leader in complex global business environments, including Chief Human Resources Officer at Tenet Healthcare Corporation (2016-2017); Executive Vice President & Chief Human Resources Officer at Hyatt Hotels Corporation (2007-2016); a variety of human resources and business process management roles with Citigroup and predecessor companies (1999-2007); Vice President, Human Resources & Organizational Effectiveness at Avco Financial Services Inc., a subsidiary of Textron Inc. (1988-1999); and various human resources and organizational development roles with Westinghouse Canada (1979-1988). Mr. Webb received an MBA from the University of Nebraska in 2004 and a Bachelor of Arts degree from McMaster University in Ontario, Canada in 1977. He has participated in advanced management programs at Stanford University and Harvard University. Mr. Webb serves as a director on the Human Rights Campaign Foundation Board, the Global Board of Operation Hope and the Advisory Board at Arena, and has served on the boards of the Dallas Regional Chamber of Commerce and Business for Social Responsibility.
Director qualifications: leadership and executive management experience; broad business experience; retail management experience; personnel development.
•Rosa Zeegers — Ms. Zeegers has been a director since April 2019. She has over 30 years of experience in developing and implementing brand, marketing and retail strategies, as well as managing substantial businesses. She is currently the Founder and Chief Executive Officer of BrandFolia LLC, a brand strategy consulting firm with a variety of clients, includiong The Kingdom of Saudi Arabia, Boston Consulting Group, EdgeSoft and the AHA Foundation. Before that,

Ms. Zeegers served as Executive Vice President of Consumer Products & Experiences with National Geographic Partners, a joint venture of 21st Century Fox and The National Geographic Society (2016-2018). Prior to joining National Geographic Partners, Ms. Zeegers was the Chief Marketing Officer of Tween Brands, Inc. (2015); held a variety of marketing, brand and business development roles at Mattel, Inc. (2001-2014), including most recently, Senior Vice President, Global Business Development; and held a variety of marketing and brand management positions with KLM Royal Dutch Airlines (1995-2000). Ms. Zeegers began her career at Unilever PLC in The Netherlands, where she served in various marketing and sales positions of progressive responsibility. Ms. Zeegers holds a Masters Degree in Marketing from the Dutch Institute of Marketing and a Masters Degree in German Literature from Free University Amsterdam. She serves as a board member of The AHA Foundation, a nonprofit organization dedicated to the defense of women’s rights; a board member of the Full Story Foundation, a nonprofit educational organization; and a member of the advisory board of the Qiddiya Project, part of the Crown Prince of Saudi Arabia’s “Vision 2030.” She is regularly invited by educational and business organizations to speak on “Doing Business in Foreign Cultures” and was the 2014 recipient of the Most Powerful & Influential Women Award from the National Diversity Council.
Director qualifications: leadership and executive management experience; broad business and strategically relevant experience; financial experience; personnel development.
Executive Officers
Set forth below are the name, age and position of each of the persons serving as our executive officers as of December 1, 2020:

Name	Age	Title

Phillip E. Cohen	73	Executive Chairman
Jason A. Kulas	50	Chief Executive Officer
Lachlan P. Given	44	Chief Strategy, M&A and Funding Officer
Timothy K. Jugmans	44	Interim Chief Financial Officer
Francisco J. Kuthy Saenger	55	President, Latin America Pawn
John Blair Powell, Jr.	52	President, U.S. Pawn
Keith Robertson	56	Chief Information Officer
Nicole Swies	42	Chief Revenue and Operations Officer
Thomas H. Welch, Jr.	65	Chief Legal Officer and Secretary
Set forth below is current biographical information about our executive officers, except for Mr. Cohen and Mr. Kulas, whose biographical information is included under “Board of Directors” above.
Lachlan P. Given — Mr. Given was appointed Chief Strategy, M&A and Funding Officer in September 2020, having served as Chief M&A and Strategic Funding Officer since September 2019. He served as a member of the Board of Directors from July 2014 to September 2019, holding the position of Non-Executive Chairman (July 2014 to August 2014), Executive Vice Chairman (August 2014 to February 2015) and Executive Chairman (February 2015 to September 2019). He also served on the Compensation Committee from July 2014 to April 2019. Mr. Given is the sole beneficial owner of LPG Limited (HK), a business and financial advisory firm, and prior to assuming the role of Executive Vice Chairman of EZCORP, provided international financial and advisory services to a number of companies, including EZCORP from October 2012 to June 2014. Mr. Given has also served as a consultant to Madison Park LLC, which has, in the past, provided certain advisory services to the Company under a series of advisory services agreements. Madison Park is wholly owned by Phillip E. Cohen, who is the beneficial owner of all of our Class B Voting Common Stock. Mr. Given is also a director of The Farm Journal Corporation, a 134-year old pre-eminent U.S. agricultural media company; Senetas Corporation Limited (ASX: SEN), a developer and manufacturer of certified, defense-grade encryption solutions; and CANSTAR Pty Ltd, an Australian financial services ratings and research firm. Mr. Given began his career working in the investment banking and equity capital markets divisions of Merrill Lynch in Hong Kong and Sydney, Australia, where he specialized in the origination and execution of a variety of M&A, equity, equity-linked and fixed income transactions. Mr. Given also serves on the board of directors of Cash Converters International Limited and Rich Data Corporation PLC.
Timothy K. Jugmans — Mr. Jugmans was appointed Interim Chief Financial Officer in September 2020, having served as the Company’s Vice President, Treasury and M&A since December 2016 and as a consultant to EZCORP performing similar duties since March 2015. From January 2015 to December 2016, Mr. Jugmans was a principal of Selene Partners Inc., a financial consulting firm providing strategic advice and other business services to a variety of clients, including the Company and Morgan Schiff & Co., Inc. Mr. Jugmans served as the Chief Financial Officer of Morgan Schiff from April 2013 to December 2014, and was Chief Financial Officer of ShippingEasy, Inc. from July 2011 to April 2013. From April 2005 to June 2012, Mr. Jugmans was a Corporate Advisor at Lexicon Partners Pty Limited, an independent corporate advisory and consulting firm based in Sydney, Australia. He served in various analyst and senior analyst positions at boutique investment banks for seven years prior to that. Mr. Jugmans received a Bachelor of Business degree with a major in Finance and a minor in Mathematics from the University of Technology in Sydney. He serves as a non-executive board member of Ratecity Pty Ltd., which operates one of Australia’s leading financial comparison sites.
Francisco J. Kuthy Saenger — Mr. Kuthy joined EZCORP in November 2013 as Senior Vice President of Operations for our Mexico Pawn operations, Empeño Fácil; was promoted to General Manager of that business in May 2014; and was promoted to President, Latin America Pawn in March 2019 with managerial responsibility for all of our pawn businesses in Latin America. Prior to joining EZCORP, Mr. Kuthy spent over three years (May 2010 to November 2013) as General Manager of Farmacias Dermatologicas, S.A. de C.V., Mexico’s leading retailer of dermatology and derma-cosmetic consumer products; and six years with Comercial Mexicana, a large retail chain in Mexico, serving as Chief Operating Officer Bodega Comercial Mexicana (2006 to 2010) and District Manager Comercial Mexicana Bajio (May 2004 to 2006). Mr. Kuthy held previous positions in business development, sales administration, operations and field management with Bachoco, S.A. de C.V. (1997 to 2004), Sabritas, S.A. de C.V. (1997) and Wal-Mart’s Mexican subsidiary (1989 to 1997). Mr. Kuthy received a Bachelor of Arts degree in Economics and an MBA from the Instituto Tecnológico Autónomo de México.

John Blair Powell, Jr. — Mr. Powell serves as President, U.S. Pawn with managerial responsibility for all of our pawn operations in the U.S. He was appointed to that position in September 2020. Mr. Powell joined EZCORP in 1989 as a pawnbroker in Houston, Texas. During his 31-year tenure at EZCORP, he as held all field level positions, from store level to multi-unit management positions, including Regional Director of Operations. He moved into Operations at the Corporate Support Center in 2000 and has been our top Operations Administration executive for the last 13 years, most recently serving as Chief Customer Service Officer for all of our global pawn businesses. Mr. Powell attended Sam Houston State University.

Keith Robertson — Mr. Robertson joined EZCORP in October 2018 as Senior Vice President, Global IT and New Ventures, and was promoted to Chief Information Officer in November 2019. Prior to joining EZCORP, Mr. Robertson spent seven years at AIG, working on a global transformation of the IT systems, facilities and workforce. From 1989 until 2011, Mr. Robertson worked at EDS/HP, last serving as the Chief Operating Officer for the Financial Services division, where he led IT programs supporting Bank of America, American Express, State Farm and others. Mr. Robertson grew up in Scotland and attended Heriot-Watt University in Edinburgh, where he graduated with an Honors degree in Electrical and Electronic Engineering.

Nicole Swies — Ms. Swies was named Chief Revenue and Operations Officer in September 2020. She joined EZCORP in November 2002 as a Financial Analyst and has worked in various finance and analytics positions primarily supporting operations in the U.S. and Latin America pawn segments and the legacy Financial Services businesses. Ms. Swies is a member of the Community Advisory Council for the Ronald McDonald House Charities of Central Texas and serves on the finance committee of ConnectHer, a global non-profit organization dedicated to improving the lives of women and girls through projects, stories and film. She earned her Bachelor of Business Administration in finance from the University of Texas at Austin.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Based on written representations and a review of the relevant Forms 3, 4 and 5, during fiscal 2020, all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act, except for the following: In December 2019, we inadvertently missed the 48-hour filing deadline applicable to Forms 4 reporting the vesting of restricted stock units (and related withholding of shares to cover tax liability) for our Executive Officers. That error was discovered within a few days, and all of the required Forms 4 (which were due to be filed on December 9, 2019) were filed on or before December 16, 2019.

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
Corporate Governance
Controlled Company Exemptions — The Nasdaq Listing Rules contain several corporate governance requirements for Nasdaq-listed companies. These requirements generally relate to the composition of the board and its committees. For example, the rules require the following:
•A majority of the directors must be independent (Rule 5605(b)(1));
•The audit committee must have a least three members, each of whom must be independent (Rule 5605(c)(2));
•Executive officer compensation must be determined, or recommended to the board of directors for determination, by either (1) a majority of the independent directors or (2) a compensation committee comprised solely of independent directors (Rule 5605(d)); and
•Director nominations must be selected, or recommended for the board’s selection, by either (1) a majority of the independent directors or (2) a nominations committee comprised solely of independent directors (Rule 5605(e)).
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
Committees of the Board of Directors — The Board of Directors maintains the following committees to assist it in its oversight responsibilities. The current membership of each committee is indicated in the list of directors set forth under “Board of Directors” above.
•Audit Committee — The Audit Committee assists the Board in fulfilling its responsibility to provide oversight with respect to our financial statements and reports and other disclosures provided to stockholders, the system of internal controls, the audit process and legal and ethical compliance. Its duties include reviewing the scope and adequacy of our internal and financial controls and procedures; reviewing the scope and results of the audit plans of our independent and internal auditors; reviewing the objectivity, effectiveness and resources of the internal audit function; and appraising our financial reporting activities and the accounting standards and principles followed. The Audit Committee also selects, engages, compensates and oversees our independent auditor and pre-approves all services to be performed by the independent auditing firm.
The Audit Committee has further responsibility for overseeing our risk management and compliance processes. In carrying out that responsibility, the Audit Committee ensures that adequate policies and procedures have been designed and implemented to (a) manage and monitor significant risks the Company faces, including financial, operational, security, IT and cybersecurity, legal, compliance and regulatory risks; and (b) assure compliance with all applicable laws and regulations, including data privacy requirements.

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
•People and Compensation Committee — The People and Compensation Committee has the primary responsibility of reviewing, analyzing and (as appropriate) approving, on behalf of the Board, executive compensation and organizational development matters, and otherwise assisting the Board in its overall responsibility to enable the Company to attract, retain, develop and motivate qualified executives and employees who will contribute to our long-term success. Specific responsibilities and duties include assisting management and the Board in identifying, developing and evaluating potential candidates for senior executive positions; overseeing the development of succession plans for senior executive positions; reviewing and approving the amounts and types of compensation to be paid to our executive officers; reviewing and recommending to the full Board the amount and type of compensation to be paid to our non-employee directors; reviewing and approving, on behalf of the Board, all bonus and equity compensation to be paid to our other team members; and advising management with respect to the quality of the workforce to carry out our strategic goals. The People and Compensation Committee is comprised entirely of directors who satisfy the standards of independence described under “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence.”
•Nominating Committee — The Nominating Committee assists the Board with respect to the selection and nomination of candidates for election or appointment to the Board, including making recommendations to the Board regarding the size and composition of the Board and its committees; recommending to the Board the qualifications needed or required of Board members; identifying and evaluating qualified individuals to become Board members; making recommendations to the full Board regarding the nomination of appropriate candidates; and assessing and monitoring each continuing and prospective director’s independence and qualification to serve on the Board and its committees. The Nominating Committee is comprised entirely of directors who satisfy the standards of independence described under “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence.”
Each of three standing committees is governed by a written charter, a copy of which can be found in the Investor Relations section of our website at www.ezcorp.com.
Meetings and Attendance — The following table sets forth the number of meetings held during fiscal 2020 by the Board of Directors and each committee thereof, as well as the number of times during the year that action was taken by unanimous written consent. Our bylaws currently require the unanimous attendance of all directors in order for a quorum to be present at a meeting of the Board of Directors. In addition to the number of official Board meetings noted below, the Board of Directors also held 15 other meetings that were not considered official meetings due to the absence of a quorum. Those meetings were sometimes followed by a unanimous written consent approving the matters that were the subject of the discussions.
All directors attended at least 75% of the meetings of the Board and of the committees on which they served.

	Fiscal 2020
	Meetings Held	Action by Unanimous Written Consent

Board of Directors	10	5
Audit Committee	10	2
People and Compensation Committee	19	3
Nominating Committee	4	2
In addition, during fiscal 2020, the Board formed a Share Buyback Committee for the purpose of reviewing and approving the Company’s share repurchase plans. That committee met a total of three times between December 2020 and March 2020, when we suspended share repurchase activity.

ITEM 11 — EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
This Compensation Discussion and Analysis describes our compensation practices and the executive compensation policies, decisions and actions of the People and Compensation Committee of our Board of Directors (the “Committee”). It focuses specifically on compensation earned during fiscal 2020 by the following individuals, referred to as our Named Executive Officers.

Name	Position

Jason A. Kulas (1)	Chief Executive Officer
Timothy K. Jugmans (2)	Interim Chief Financial Officer
Philip E. Cohen	Executive Chairman
Lachlan P. Given	Chief Strategy, M&A and Funding Officer
Thomas H. Welch Jr.	Chief Legal Officer and Secretary
Stuart I. Grimshaw (3)	Former Chief Executive Officer
Daniel M. Chism (4)	Former Chief Financial Officer
(1)    Mr. Kulas joined the Company as President and Chief Financial Officer effective February 28, 2020, and was promoted to Chief Executive Officer effective July 6, 2020.
(2)    Mr. Jugmans was appointed Interim Chief Financial Officer effective September 1, 2020. Prior to this appointment, he served as Vice President of Finance, Treasury and M&A.
(3)    Mr. Grimshaw served as Chief Executive Officer in fiscal 2020 until July 6, 2020, when he relinquished that position.
(4)    Mr. Chism served as Chief Financial Officer in fiscal 2020 until February 28, 2020, when his employment with the Company terminated.
Executive Compensation Philosophy and Program Design
Philosophy and Goals — Our executive compensation philosophy is grounded on three clearly articulated fundamental principles:
•Attract and retain high performers — We want to build and maintain an organization that achieves consistently high results. Therefore, we strive to pay at levels that will attract and retain high quality executives capable of sustaining high levels of performance and willing to be accountable for the achievement of results. In line with our philosophy of paying above market for market leading performance, a majority of executive compensation is in the form of incentives that are at risk, but offer significantly higher rewards for the achievement of outstanding results.
•Align long-term interests of our shareholders and executives — Executives should be compensated through compensation components (base salaries, short- and long-term incentives) designed to drive sustained business performance, build an internal culture of ownership and create long-term value for our shareholders.
•Pay for performance — We expect diligent effort, unwavering commitment and hard work from our executives, and our compensation plans should recognize and reward superior results that generate significant shareholder value. Actual realized compensation should reflect Company and individual performance against specific and quantifiable objectives. Executives should be compensated based on achievement of key operational, financial and strategic results. Compensation earned should align with our sustained performance in terms of profitability and shareholder value.
These principles are reflected in the following best-practice features of our executive compensation program:

What We Do		What We Don’t Do

☑	Emphasize performance-based variable pay	☒	Generally no single trigger change-in-control payments
☑	Link 100% of equity incentive grants to performance goals	☒	No significant perquisites
☑	Require stock retention by executives and directors	☒	No hedging or pledging of Company stock
☑	Perform annual risk assessments
☑	Retain an independent compensation consultant
☑	Maintain an incentive clawback policy

To further support our fundamental principles, we have designed our executive compensation programs to accomplish the following primary goals:
Compensation Components — “Total direct” compensation is composed of three principal components, each one contributing to the accomplishment of our compensation program goals:

Compensation Component	Description	Attract and Retain	Pay for Performance	Shareholder Alignment	Long-term Commitment

Base Salary	•A market-competitive salary.	✓
Short-term Incentives	•Annual cash incentive opportunity that is tied to an assessment of annual corporate and business unit financial performance, as well as individual contribution.	✓	✓	✓
Long-term Incentives	•Equity incentive grants, including performance-vested restricted stock grants tied to achievement of consistent multi-year growth in earnings.	✓	✓	✓	✓
Executive Retirement	•Annual Supplemental Executive Retirement Plan contributions that vest over the subsequent three years from the date of contribution.	✓			✓

The Committee reviews the executive pay mix of base salary, cash bonus and long-term incentives annually. The Committee does not target a fixed percentage allocation among the compensation elements, but rather aims to provide the majority of executive officer compensation opportunities in the form of incentive compensation.
Benchmarking and Peer Group Data
To attract and retain the best executives for key management positions, we provide compensation opportunities that are competitive based on peer group and survey data. We do not target any specific pay percentile for our executive officers. It is important to note, however, that the majority of pay opportunities for our top executives are incentive-based and that actual realizable compensation is heavily dependent upon actual Company results. See “Executive Compensation Philosophy and Program Design” above. Failure to achieve targeted results could result in realized compensation being below the competitive benchmarks. Conversely, our incentive compensation programs provide opportunities for compensation to exceed the competitive benchmarks if specified objectives are achieved at targeted levels or higher. The Committee believes that actual realizable compensation for our top executives is well aligned with our performance.
While the Committee does not set compensation levels for our executive officers based solely on survey or peer group benchmarks, the Committee does regularly refer to external benchmarking data in its deliberations to ensure that the pay opportunities offered to our executives are appropriate in light of our performance relative to our peers. The Committee asks its independent compensation consultant to conduct an annual competitive compensation review to benchmark compensation for our executive officers.
Pearl Meyer & Partners, LLC (“Pearl Meyer”), the Committee’s previous independent compensation consultant, delivered its fiscal 2020 executive compensation report to the Committee in November 2019 in connection with the Committee’s review and evaluation of executive compensation programs and levels for fiscal 2020. For that report, Pearl Meyer collected competitive pay data for a peer group of 12 publicly traded companies.
There is only one publicly traded company in the marketplace with which we directly compete, FirstCash, Inc. As a result, the Committee uses a set of similarly sized companies from relevant industries that serve similar customer bases, operate in the retail or consumer finance industries and typically have similar operating dynamics as the Company. The Committee believes this approach appropriately reflects the diverse labor market for executive talent that we compete in and presents a reasonable reference for evaluating the competitiveness of our executive compensation levels and practices.
The fiscal 2020 peer group consisted of the following companies. This is the same peer group that was used for the fiscal 2019 review and analysis.

Peer Company	Stock Symbol	Primary Business

Aaron’s Inc.	AAN	Home Furnishing Retail
Cardtronics Plc	CATM	Data Processing and Outsourced Services — Fintech
Conn’s, Inc.	CONN	Computer and Electronics Retail
Enova	ENVA	Consumer Finance
First Cash, Inc.	FCFS	Consumer Finance — Pawn Operator
Francesca’s Holdings Corporation	FRAN	Apparel Retail
goeasy LTD	EHMEF	Consumer Finance
H&R Block, Inc.	HRB	Specialized Consumer Services
MoneyGram International, Inc.	MGI	Data Processing and Outsourced Services — Fintech
Regional Management Corp.	RM	Consumer Finance
World Acceptance Corporation	WRLD	Consumer Finance
Zumiez Inc.	ZUMZ	Apparel Retail
When the peer group was approved by the Committee, the Company was within an appropriate range of the peers across the primary scoping metrics used to evaluate the peer group, as shown in the following table:

Scoping Metric	Peer Group Range ($ in millions)	Company Positioning (percentile)
Total revenues	$4,252 – $353	33%
Total assets	$4,527 – $188	46%
Number of employees	17,000 – 1,100	78%
Market capitalization	$5,560 – $226	24%
To supplement peer group data, Pearl Meyer also provided data from a review of published compensation surveys. Survey data reflected compensation rates across a broad group of general industry companies with revenues comparable to ours. Using a survey sample in combination with peer group data (along with the practice of reviewing market quartiles, as opposed to averages) mitigates the impact of outliers, year-over-year volatility of compensation levels and the risk of selection bias.
Observations from Pearl Meyer’s Fiscal 2020 Benchmarking Report
Pearl Meyer’s fiscal 2020 executive compensation review was substantially consistent with the previous year’s review and generally concluded:
•Base salaries are generally aligned with the market 75th percentile and annual cash incentive opportunities are generally above the 75th percentile, but long-term incentive values fall below the market median, bringing total direct compensation for our executives, at target levels, within the 50th and 75th market percentiles overall (87% of the 75th percentile on average).
•The average mix of pay for our executives is more heavily weighted toward performance-based incentive pay than the market average, with CEO pay in particular being more heavily performance-based than peer company CEOs.
•Our target short-term incentive opportunities as a percent of salary are generally above the market median, although the upside leverage in our short-term incentive programs is below typical market practice, resulting in a maximum total cash opportunity for our executives that falls just above the market 75th percentile.
•Our long-term incentive program design is more conservative than market practice due to (a) use of 100% performance-based equity vs. a significant time-vested component at most peer companies and (b) payouts capped at 100% of target vs. typical practice of providing maximum opportunities of 150% to 200% of target.
•The mix of total direct compensation for our CEO is more heavily performance-based than peers and more heavily weighted toward short-term cash compensation, which places a relatively greater emphasis on producing short-term success. Pearl Meyer observed, however, that the CEO’s overall compensation included a significant long-term component providing balance and longer-term retention value.
•The mix of total direct compensation for our other executives is similar to the market average in terms of balance between short-term and long-term, but our programs place more emphasis on performance-based pay (short-term and long-term incentive opportunities) relative to the market average.
Components of Compensation and Fiscal 2020 Executive Compensation Actions

Our executive compensation program consists of four main elements: base salaries, short-term cash incentive opportunities, long-term incentive opportunities (generally paid in the form of equity awards) and other benefits, including healthcare and retirement benefits. Each of these components is discussed in more detail below, along with the significant compensation actions that were taken during or immediately following fiscal 2020. To place those actions in context, it is necessary to understand how the COVID-19 pandemic adversely affected the Company’s business during fiscal 2020 and how that adverse effect impacted the Company’s executive compensation program, particularly the incentive compensation components.
Consideration of the Impact of COVID-19
As discussed in “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Impact of COVID-19,” we began to see the impact of COVID-19 on our business operations in mid-March when governments started to implement various restrictive measures to contain and slow the spread of the virus. Those measures included mandated closures of non-essential businesses, travel advisories, cancellation of public events, shelter-in-place orders and social distancing and density restrictions. Those measures, and the general public response to the pandemic, created massive unemployment and other economic fallout. In response to that fallout, in late March, Congress enacted the CARES Act, which provided $2.2 trillion of economic stimulus.
Although we have been successful in keeping most of our stores open through the pandemic, operating as essential businesses, the adverse impact of the global pandemic, including customer behavior in response to the government stimulus actions, has been severe. That impact started in mid-March when we began to see a decline in pawn loan originations and associated loan balances in both the U.S. and Latin America. In the early weeks of the pandemic, the financial impact of the decline in pawn loans outstanding (PLO) was largely offset by a strong increase in merchandise sales, but the precipitous decline in PLO continued through May 2020. PLO balances remained relatively flat at depressed levels until July 2020 and then started to rebuild in August 2020. Increases in pawn service charge (PSC) revenue generally lags the growth in the loan portfolio, with the result that PSC revenue (and related profitability) was significantly depressed through the end of the year.
Consequently, fiscal 2020 can best be described as a financial year that consisted of two distinct halves: a first half (from October through March) that was largely on track to achieve the financial plan for the year; and a second half (from March through September) defined by actions developed to manage the impact of the COVID-19 pandemic and position the Company for success once the pandemic subsided. The actions taken by management demonstrated the Company’s resilience, while negative financial results in the second half, principally due to the unprecedented decline in PLO balances, overwhelmed the positive results of the first half and resulted in the Company’s significantly missing all of its financial targets for the year. It is important to note that fiscal 2020 financial performance has an impact on all incentive programs that include fiscal 2020 as one of the performance years. These programs include not only the fiscal 2020 short-term incentive bonus program, but also the following outstanding long-term incentive awards:
•Fiscal 2014 award — A six-year award that was granted to Mr. Given in fiscal 2014 in connection with his joining the Company as an executive. The last 25% of the award (75,000 shares) was scheduled to vest on September 30, 2020, subject to achievement of cumulative EBITDA growth targets. Fiscal 2020 was the last year of the six-year performance period.
•Fiscal 2018 awards — Three-year awards that were granted to executive officers and key employees in December 2017. The awards were scheduled to vest on September 30, 2020, subject to achievement of cumulative EBITDA growth targets. Fiscal 2020 was the last year of the three-year performance period.
•Fiscal 2019 awards — Three-year awards that were granted to executive officers and key employees in December 2018. These awards are scheduled to vest on September 30, 2021, subject to achievement of cumulative net income and EPS growth targets. Fiscal 2020 was the second year of the three-year performance period.
•Fiscal 2020 awards — Intended to be three-year awards that vest on September 30, 2022, with fiscal 2020 being the first year of the three-year performance period. As discussed below, the terms of these awards were not finalized before the onset of the global pandemic, and they were never issued.
As a result of the adverse impact of the COVID-19 pandemic, the specified financial performance targets for fiscal 2020 were not achieved, and due to the severity of the impact, the specified financial performance targets for any performance period that includes fiscal 2020 were negatively impacted. Nevertheless, the Committee considered it to be fair and equitable to consider the exogenous nature of the COVID-19 pandemic and the effectiveness of management’s response. In evaluating management’s overall performance during fiscal 2020, the Committee noted the following:
•Before the onset of the COVID-19 pandemic (i.e., through the first half of fiscal 2020), the Company was on track to achieve the EBITDA performance target specified in the fiscal 2020 STI plan and the EBITDA growth targets specified in the fiscal 2014 LTI award and the fiscal 2018 awards, and was within 97% of the on-track net income and EPS growth targets specified in the fiscal 2019 LTI awards.
•During the second half of the performance year, management implemented and executed a number of initiatives, some of which were in direct response to the COVID-19 pandemic. Those initiatives and accomplishments included the following:
◦Management was successful in having our business deemed an “essential business,” which resulted in our being able to keep virtually all of our U.S. and Mexico stores open throughout the pandemic.
◦Management implemented a comprehensive COVID-19 response framework designed to protect the health and safety of our customers and Team Members.
◦Management tested innovative solutions to counter the impact of the pandemic, including curbside pawn to address in-store density restrictions and provide a more convenient alternative for customers and digital marketing strategies to attract more customers. In addition, we made progress toward tests for online shopping to provide customers a shopping experience with a reduced physical interaction and for Buy Now-Pay Later to promote sales.
◦Management refocused our corporate strategy on our core pawn businesses in the U.S. and Latin America, with an emphasis on store-level operating performance and return on invested capital.
◦Beginning in July and continuing to date, management has significantly right-sized the Company’s cost base, with particular focus on the Executive Committee and Corporate Support Office, where more than $12 million in annualized costs have been eliminated.
◦Management has strengthened the overall effectiveness of the team by restructuring positions, reducing overall size and ensuring that the right people are in the right roles at all levels of the Company.
◦Management has rolled out a new pawn operating model, which seeks to provide a better balance of assets by improving the overall return on earning assets (ROEA) and net revenue across the U.S. and Latin America. This new model is designed to significantly improve lending practices at the loan counter and increase inventory turns, which will yield benefits in cash flow, net revenue, earnings and ROEA across the store base.
◦The Company continues to pursue attractive acquisition opportunities in both the U.S. and Mexico.
◦The Company maintains a strong balance sheet and liquidity position.
◦Management has established a fiscal 2021 budget within a business recovery framework, which the Company will execute with a right-sized organization.
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
The following table shows, for each Named Executive Officer, the base salaries that were in effect for fiscal 2020 and 2019:

Named Executive Officer	Fiscal 2020 Base Salary	Fiscal 2019 Base Salary	Increase
Jason A. Kulas (1)	$850,000	$—	—%
Timothy K. Jugmans (2)	$370,000	$228,769	62%
Philip E. Cohen	$1,500,000	$1,500,000	—%
Lachlan P. Given	$600,000	$600,000	—%
Thomas H. Welch Jr.	$410,000	$410,000	—%
Stuart I. Grimshaw (3)	$1,000,000	$1,000,000	—%
Daniel M. Chism (4)	$450,000	$450,000	—%
(1)    Amount shown represents the annualized base salary paid to Mr. Kulas in his role as Chief Executive Officer. Mr. Kulas joined the Company as President and Chief Financial Officer on February 28, 2020 and was paid an annualized base salary of $700,000 in that role. He was promoted to Chief Executive Officer effective July 6, 2020.

(2)    Mr. Jugmans was appointed Interim Chief Financial Officer effective September 1, 2020, and the fiscal 2020 amount shown represents the annualized base salary paid to Mr. Jugmans in that role. Prior to such appointment, Mr. Jugmans was Vice President of Finance, Treasury and M&A, and the fiscal 2019 amount shown represents the annualized base salary paid to him in that role.
(3)    Mr. Grimshaw relinquished his position as Chief Executive Officer effective July 6, 2020. The fiscal 2020 amount shown represents the annualized base salary being paid to Mr. Grimshaw at that time.
(4)    Mr. Chism’s employment with the Company was terminated effective February 28, 2020. The fiscal 2020 amount show represents the annualized base salary being paid to Mr. Chism at that time.
As indicated in the table above, the Committee, in December 2019, determined that the base salaries for all executive officers, including the Named Executive Officers, should be held flat for fiscal 2020, and no base salary increases were approved at that time.
When Mr. Kulas joined the Company as President and Chief Financial Officer in February 2020, management recommended, and the Committee approved, a base salary of $700,000. This amount was the product of the negotiations with Mr. Kulas and reflected Mr. Kulas’ public company executive experience and the broader role he was expected to have within the Company. When Mr. Kulas was promoted to Chief Executive Officer in July 2020, the Committee approved a base salary increase to $850,000, a 21% increase over his base salary as President and Chief Financial Officer. The Committee considered this increase to be an appropriate reflection of the increase in duties and responsibilities inherent in the Chief Executive Officer role.
Mr. Jugmans was appointed Interim Chief Financial Officer effective September 1, 2020. At that time, the Company promoted certain individuals into executive officer positions. In each case, management recommended, and the Committee approved, base salary increases that reflected the increased roles and responsibilities and were aligned with the market.
In November 2020, the Committee determined that the base salaries for all executive officers, including the continuing Named Executive Officers, would be held flat for fiscal 2021. Consequently, the fiscal 2021 base salary for each of the continuing Named Executive Officers (Mr. Kulas, Mr. Jugmans, Mr. Cohen, Mr. Given and Mr. Welch) will be the same as the base salary for fiscal 2020 as shown in the table above.
Annual Short-Term Incentive
Our executive officers, as well as other key Team Members, are eligible to participate in our annual Short-Term Incentive Compensation Plan, which is designed to provide a powerful performance incentive contingent upon participants' contributions toward achievement of annual corporate and business unit financial results, as well as personal objectives that are tied to our strategic goals.
In December 2019, the Committee approved a short-term incentive (STI) incentive compensation plan for fiscal 2020 that was substantially identical to the fiscal 2019 plan (i.e., payouts of 0% to 150% based on achievement of specified levels of EBITDA), believing that EBITDA performance continues to align with the objectives of our long-term strategic plan and correlates strongly with total shareholder return. The incentive opportunity for each executive officer was a function of a designated target amount (stated as a percentage of base salary) and a business performance modifier ranging from 0% to 150% based on the achievement of specified EBITDA-based performance goals.
For participants in a specific business unit, the performance goal was based on that business unit’s achievement of specified levels of EBITDA. For other corporate-level participants, the performance goal was based on the Company’s achievement of specified levels of consolidated EBITDA (excluding the impact of our investments in Cash Converters International and RDC) ranging from $86.6 million to $112.1 million. The overall plan was subject to a “Company Performance Gate,” such that no participant would receive a payment if the Company did not achieve the minimum level of EBITDA required for a corporate-level payout, regardless of the EBITDA achieved by specific business units. This calculation provided the maximum payout opportunity for each executive, with the final payout amount subject to an evaluation of the executive’s individual performance. Individual performance is evaluated in terms of achievement of individual goals and specific accomplishments, but individual performance modifiers cannot exceed 100%. In calculating EBITDA, the Committee is permitted to make adjustments for special or extraordinary events or circumstances if the Committee, in its discretion, considers it appropriate to do so.
The following table sets forth the fiscal 2020 STI target (stated as a percentage of base salary) for each of the Named Executive Officers, all of whom were subject to the corporate-level performance goal based on consolidated EBITDA:

Named Executive Officer	Fiscal 2020 Target Amount (as a % of base salary)

Jason A. Kulas (1)	150%
Timothy K. Jugmans (2)	60%
Phillip E. Cohen (3)	100%
Lachlan P. Given (4)	75%
Thomas H. Welch Jr.	60%
Stuart Grimshaw	225%
Daniel M. Chism	60%
(1)    The percentage shown represents Mr. Kulas’ STI target in his role as Chief Executive Officer. When Mr. Kulas joined the Company as President and Chief Financial Officer in February 2020, the terms of his offer set his STI target percentage at 125% and guaranteed a minimum payout of $875,000. Half of that guaranteed amount was delivered in the form of a restricted stock award (90,768 shares) that vests on the one-year anniversary of Mr. Kulas’ start date (February 28, 2021). When Mr. Kulas was promoted to Chief Executive Officer in July 2020, his STI target percentage was increased to 150%, although the guaranteed minimum was not changed. The actual target amount for fiscal 2020 will be the product of proration reflecting his time spent in each role.
(2)    The percentage shown represents Mr. Jugmans’ STI target in his role as Interim Chief Financial Officer. Prior to his appointment as Interim Chief Financial Officer effective September 1, 2020, Mr. Jugmans STI target percentage was 50%. The actual target amount for fiscal 2020 will be the product of proration reflecting his time spent in each role.
(3)    Mr. Cohen, in his role as Executive Chairman, is not a participant in the STI plan, but is subject to a separate incentive opportunity specified in the terms of his employment. Pursuant to those terms, he has the opportunity to earn a bonus payout of up to 100% of his base salary. See “Executive Chairman Incentive Award” below.
(4)    The percentage shown represents the STI target approved for Mr. Given at the beginning of the year. Effective September 1, 2020, Mr. Given was promoted to Chief Strategy, M&A and Funding Officer, assuming additional responsibilities principally related to Company strategy, and his STI target was increased to 100%. The actual target amount for fiscal 2020 will be the product of proration reflecting his time spent in each role.
Due to the severe impact of the COVID-19 pandemic during the second half of the performance period, the “Company Performance Gate” under the fiscal 2020 STI plan was not achieved, and therefore, no payouts under that plan were earned (other than the guaranteed minimum amount for Mr. Kulas). However, in light of management’s COVID-response initiatives taken to position the Company for future success as the COVID crisis subsides, as described above, the Committee approved discretionary cash bonuses that were significantly reduced from the original plan for eligible participants. The amount of the discretionary bonus for each executive officer was based on an evaluation of that executive’s individual performance and ranged from 40% to 60% of the original STI target amounts. The following table sets forth, for each Named Executive Officer, the amount of the discretionary bonus approved, compared with the amount that would have been received had the fiscal 2020 STI plan paid out at target:

Named Executive Officer	Individual Performance Modifier	Discretionary Bonus Award	Target STI Payout

Jason A. Kulas (1)	—	$875,000	$970,086
Timothy K. Jugmans	60%	$73,923	$123,209
Phillip E. Cohen (2)	60%	$700,775	$1,167,956
Lachlan P. Given	60%	$277,377	$462,295
Thomas H. Welch Jr.	55%	$135,300	$246,000
(1)    When Mr. Kulas joined the Company as President and Chief Financial Officer in February 2020, the terms of his offer guaranteed a minimum payout of $875,000. Half of that guaranteed amount was delivered in the form of a restricted stock award (90,768 shares) that vests on the one-year anniversary of Mr. Kulas’ start date (February 28, 2021). The remaining half ($437,500) will be paid in cash at the time the discretionary bonuses are paid to the other executive officers.
(2)    Mr. Cohen’s bonus payout was calculated as described below under “Executive Chairman Incentive Award.” One-half of the amount shown ($350,390) will be paid in cash at the time the discretionary bonuses are paid to the other executive officers. The remaining one-half ($350,385) represents an estimate of the amount that will be paid on September 30, 2021. The actual amount paid on that date may be more or less than $350,385, depending on the trading price of the Class A Common Stock at the time. See “Executive Chairman Incentive Award” below.
The Committee continues to consider the design framework for the fiscal 2021 STI plan, which will likely retain many design elements from the fiscal 2020 plan, such as payouts ranging from 0% to 150% depending on the achievement of specified levels of EBITDA. The target amount percentages for each of the continuing Named Executive Officers will remain unchanged from fiscal 2020 as follows: Mr. Kulas, 150%; Mr. Jugmans, 60%; Mr. Given, 100%; and Mr. Welch, 60%.

Long-Term Incentives
General — Long-term incentive (LTI) compensation, in the form of performance-based equity awards, is a key component in our executive compensation program, helping to encourage long-term commitment, shareholder alignment and long-term performance orientation. The value of equity awards over time bears a direct relationship to the price of our shares and the returns experienced by our stockholders.
All of our executive officers are eligible to receive equity incentive awards. We structure our LTI compensation program to place greater emphasis on long-term performance that enhances stockholder value. Unlike many of our peers that have a significant time-based vesting component to their long-term awards, 100% of our LTI awards are subject to performance-based vesting. To further emphasize the long-term nature of these awards, 100% of the LTI awards vest at the end of a three-year performance period, rather than a prorated vesting each year during the performance period. The Committee believes this structure incentivizes and rewards longer-term vision and strategies, and provides a balance to our short-term programs, which are focused on annual performance.
Grant frequency — The Committee considers new LTI grants for all executives each year. LTI awards may be made at any time as determined by the Committee, and the grant price for accounting purposes is generally the closing trading price on the date the award is approved. The annual LTI awards, however, are intended to incentivize performance over the full designated performance period. Therefore, the Committee considers it appropriate to use the stock price at the beginning of the performance period in determining the number of shares or units to be granted, even though the awards may be approved by the Committee at a later date. In the Committee’s view, this methodology, consistently applied, neutralizes the stock price as a factor impacting the timing of awards.
Fiscal 2020 LTI awards — At the beginning of fiscal 2020, the Committee considered a number of plan design changes for the fiscal 2020 LTI awards, but ultimately decided to use an award design that was substantially similar to the fiscal 2019 awards (i.e., 0%, 50% or 100% vesting based on achievement of specified levels of net income and EPS growth). Before the fiscal 2020 awards were finalized, however, both management and the Committee recognized that further consideration of the terms of the awards was appropriate in light of the onset of the COVID-19 pandemic and the potential impact to our business performance. Accordingly, no LTI awards were issued in fiscal 2020. See “Replacement of Fiscal 2020 LTI Awards” below for a discussion of replacement awards that were granted after the close of fiscal 2020.
Vesting of fiscal 2014 and fiscal 2018 LTI awards — The outstanding fiscal 2014 and fiscal 2018 awards were scheduled to vest on September 30, 2020, subject to the achievement of specified EBITDA growth rates over the designated performance period (six years, in the case of the fiscal 2014 awards, and three years in the case of the fiscal 2018 awards). These awards were on track to achieve the specified performance target as of March 30, 2020 (11/12ths of the performance period, in the case of the fiscal 2014 awards, and 5/6ths of the performance period, in the case of the fiscal 2018 awards). In addition, the award agreements governing these awards permit certain specified discretionary adjustments in determining whether the EBITDA growth performance targets have been achieved.
Because these awards had substantially achieved their stated performance targets and in light of the strong performance of management in response to the COVID-19 pandemic and the substantial actions taken to position the Company for future success as the COVID crisis subsides, as described above, the Committee, in November 2020, acknowledged the level of achievement of the specified performance targets prior to the global pandemic and used its permitted discretion to approve the vesting of a portion of these awards (11/12ths in the case of the fiscal 2014 awards, and 5/6ths in the case of the fiscal 2018 awards). This decision resulted in the vesting of the following number of shares for the Named Executive Officers:

Named Executive Officer (1)	LTI Award	Original Award	Number of Units Vested
Timothy K. Jugmans	Fiscal 2018	13,926	11,605
Lachlan P. Given	Fiscal 2014	75,000	68,750
	Fiscal 2018	94,737	78,948
Thomas H. Welch, Jr.	Fiscal 2018	43,158	35,965
(1)    At the time he relinquished his position as Chief Executive Officer in July 2020, Mr. Grimshaw held a fiscal 2014 award covering 100,000 shares and a fiscal 2018 award covering 315,789 units. Those awards were forfeited and terminated under the terms of his Transition Employment Agreement. See “Exit Arrangements for Former Chief Executive Officer” below. At the time of the termination of his employment in February 2020, Mr. Chism held a fiscal 2018 award covering 47,368 units. That award was forfeited and terminated in connection with his termination of employment.
Modification of Fiscal 2019 LTI Awards — As noted above, the negative fiscal 2020 financial results caused by the COVID-19 pandemic also impacted the outstanding fiscal 2019 LTI awards. These three-year awards were issued in December 2018 and are scheduled to vest on September 30, 2021, subject to the achievement of specified net income and EPS growth targets. At the end of fiscal 2019 (the first year of the three-year performance period), these awards were within 95% of the on-track net income target and 99% of the on-track EPS target. With the impact of the COVID-19 pandemic beginning in March 2020, however, the on-track targets for fiscal 2020 were not met and the impact on fiscal 2021 financial results is expected to be even more severe. Consequently, it is now clear that the three-year performance targets will not be met by the end of fiscal 2021.
Because these awards had substantially achieved their stated performance targets through the first 18 months of the performance period and in light of the strong COVID-response performance through the second year of the performance period, the Committee decided in November 2020 to modify the terms of these awards as follows:
•For each award, only 5/6ths of the total units will be available to be earned, which acknowledges the fact that, through the first two years of the three-year performance period, these awards were on track for 18 months and off-track for six months.
•Vesting of the awards will be subject to achieving a new performance target based on fiscal 2021 bottom line performance, as follows:
•If the specified base target is achieved, then 60% of the available units will vest;
•If actual bottom line performance equals or exceeds a more challenging “stretch” target, then the remaining 40% of the available units will vest; and
•If actual performance falls between the base target and the stretch target, then the vesting percentage will be interpolated between 60% and 100% of the available units.
Because the vesting of these awards in accordance with their original terms was made impossible by the COVID-19 pandemic, the Committee believes that it is fair and equitable to give management an opportunity to earn some portion of the awards through future performance measured against challenging goals. Consequently, the Committee believes that this modification is appropriate and will serve to motivate the management team to exceed fiscal 2021 performance targets, which will position the Company to achieve a robust three-year plan.
Due to the difficulty in forecasting the business and setting appropriate performance targets in the current challenging environment, the Committee will retain the discretionary authority to adjust the specified base and stretch targets, up or down, based on macro conditions and economic outlook.
The following table shows, for each continuing Named Executive Officer, the number of fiscal 2019 units originally awarded in December 2018, as well as the number of units that will be available for vesting subject to achievement of the performance targets described above.

Named Executive Officer (1)	Original Award	Available for Vesting
Timothy K. Jugmans	12,828	10,690
Lachlan P. Given	84,111	70,093
Thomas H. Welch, Jr.	38,317	31,932
(1)    At the time he relinquished his position as Chief Executive Officer in July 2020, Mr. Grimshaw held a fiscal 2019 award covering 280,373 units. That award was forfeited and terminated under the terms of his Transition Employment Agreement. See “Exit Arrangements for Former Chief Executive Officer” below. At the time of the termination of his employment in February 2020, Mr. Chism held a fiscal 2019 award covering 42,056 units. That award was forfeited and terminated in connection with his termination of employment.
Replacement of Fiscal 2020 LTI Awards — As noted above, the terms of the fiscal 2020 LTI awards were not finalized prior to the onset of the COVID-19 pandemic, and thus, no LTI awards were issued in fiscal 2020. With the current practice of issuing awards that have a three-year vesting cycle, the fiscal 2020 awards would have been available for vesting at the end of fiscal 2022. The Committee considers long-term incentive awards to be an integral part of the Company’s overall executive compensation program, and realizes that, without an LTI opportunity that potentially vests at the end of fiscal 2022, we would have a gap in the long-term incentive award structure. Consequently, the Committee has determined that it is appropriate to grant new LTI awards that, in effect, replace the fiscal 2020 awards but that are available for vesting at the end of fiscal 2022.
In November 2020, the Committee approved the issuance of fiscal 2020 replacement awards on the following terms:
•The number of units granted to each participant was equal to the number of units the participant would have received had the fiscal 2020 awards been granted. That number was determined by dividing the participant’s LTI target amount (based on a percentage of base salary) by $6.46, the trading price of our Class A Non-Voting Common Stock at the beginning of fiscal 2020.

•Vesting is subject to performance measured against specified net income targets. The Committee considers net income to be the long-term shareholder value metric against which management should be measured, as it reflects the scaling of profitability in a fiscally robust way. Net income takes into account the full bottom-line performance and growth of the Company, including a prudent capital structure; it is the metric that primarily drives our stock price, closely aligning management’s interests with those of our shareholders; it is one of the three primary financial goals in the Company’s new “Strategic Goals and Measures” framework; and it is less susceptible to manipulation, as EPS often is with debt-financed share buybacks that potentially put financial position at risk.
•Performance will be measured over the next two years (fiscal 2021 and fiscal 2022). The number of units awarded are allocated equally between the two years, with each year measured separately. Vesting for each year will be determined as follows:
◦If actual performance is 80% of the performance target for the year, then 50% of the units allocated to that year will be “banked”;
◦If actual performance is 100% or more of the performance target, then 100% of the units allocated to that year will be “banked”; and
◦For actual performance that falls between 80% and 100% of the performance target, the percentage of units banked will be interpolated between 50% and 100%.
Each year will stand on its own, and any units allocated to a year that are not banked at the end of the year will be forfeited.
•At the end of the performance period (i.e., the end of fiscal 2022), the aggregate number of banked units will vest for those participants who remain employed at that time.
•Again reflecting the difficulty in forecasting the business and setting appropriate performance targets in the current challenging environment, the Committee will retain discretionary authority to adjust the performance target for fiscal 2021, up or down, based on macro conditions and economic outlook.
The following table shows the approved fiscal 2020 replacement LTI awards for the continuing Named Executive Officers (other than Mr. Cohen, who is subject to a separate incentive program and is not eligible for LTI awards):

Named Executive Officer	Percent of Base Salary	Number of Units

Jason A. Kulas (1)	150%	129,517
Timothy K. Jugmans (2)	50%	17,706
Lachlan P. Given (2)	80%	74,303
Thomas H. Welch, Jr. (2)	80%	50,773
(1)    Mr. Kulas’ LTI target percentage was 100% when he joined the Company as President and Chief Financial Officer in February 2020, and was increased to 150% when he was promoted to Chief Executive Officer in July 2020. The Number of Units awarded was calculated by prorating the target amounts based on time in each position (assuming an October 1, 2019 start date), and then dividing the result by $6.46, the closing trading price of our Class A Common Stock on September 30, 2019.
(2)    The Percent of Base Salary and Number of Units shown represent the amounts that would have been used at the beginning of fiscal 2020 had the fiscal 2020 awards been issued at that time.
Fiscal 2021 LTI Awards — The Committee continues to consider the design framework for the fiscal 2021 LTI awards, and thus, no fiscal 2021 LTI awards have yet been issued. The Committee has determined, however, that number of units that will be awarded to each participant once the terms are finalized will be determined by dividing the participant’s LTI target amount (based on a percentage of base salary) by $5.03, the trading price of our Class A Non-Voting Common Stock on September 30, 2020. The following table shows the number of fiscal 2021 LTI awards for the continuing Named Executive Officers (other than Mr. Cohen, who is subject to a separate incentive program and is not eligible for LTI awards):

Named Executive Officer	Percent of Base Salary	Number of Units
Jason A. Kulas	150%	253,479
Timothy K. Jugmans	80%	58,847
Lachlan P. Given	100%	119,284
Thomas H. Welch, Jr.	80%	65,209
Executive Chairman Incentive Award
As Executive Chairman, Mr. Cohen has an incentive compensation opportunity of $1,500,000 per year (100% of base salary), awarded in the form of cash-settled phantom stock units (“Units”) tied to the trading price of the Company’s Class A Common Stock, as follows:
•Award — At the beginning of a fiscal year (the “Performance Year”), the number of Units awarded will be determined by dividing $1,500,000 by the stock price at the close of the immediately preceding fiscal year.
•Vesting — The awarded Units will vest at the end of the Performance Year so long as the “Company Performance Gate” under the Company’s STI plan for the Performance Year has been achieved. The Company Performance Gate is the level of performance (generally measured in terms of adjusted EBITDA) needed to achieve any payout under the STI plan. Even if the Company Performance Gate is achieved, the Committee in its discretion may reduce the number of Units that vest based upon the Committee’s evaluation of Mr. Cohen’s performance during the Performance Year against Key Performance Indicators (KPIs). Conversely, if the Company Performance Gate is not achieved, the Committee in its discretion may choose to vest some or all of the Units based an evaluation of Mr. Cohen’s performance against the specified KPIs.
•Payout — The vested Units will be paid out in two installments. The first installment will be paid as soon as practicable after the end of the Performance Year and will be an amount of cash equal to 50% of the vested Units multiplied by the stock price at the end of the Performance Year. The second installment will be paid out at the end of the next fiscal year and will be an amount of cash equal to 50% of the vested Units multiplied by the stock price at that time.
At the beginning of fiscal 2020, Mr. Cohen received 232,198 Units, which was calculated by dividing the bonus opportunity ($1,500,000) by $6.46, the closing price of the Class A Non-Voting Common Stock on September 30, 2019.
At the end of the year, the Committee noted that the Company Performance Gate under the fiscal 2020 STI plan was not achieved. However, the Committee reviewed Mr. Cohen’s accomplishments during the year (including his counsel, advice and contributions to the formulation and development of the Company’s strategic plan; his contributions to the identification and development of acquisition and investment opportunities; and his involvement in the formulation and execution of the Company’s financing strategy) and determined that vesting 60% of the Units would be an appropriate reward to recognize those accomplishments. This percentage also aligned with the discretionary bonus percentages that were approved for other members of management. See “Components of Compensation — Annual Short-Term Incentive” above.
Consequently, in November 2020, the Committee approved the vesting of 139,319 Units. Under the terms of Mr. Cohen’s incentive opportunity, 50% of those vested Units (or 69,660 Units) are to be paid out currently based on a per-Unit value of $5.03 (the closing price of the Class A Common Stock on September 30. 2020), which translates to a cash payout of $350,390. The remaining 50% of the Units (69,659 Units) will be paid out at September 30, 2021 based on the closing price of the Class A Non-Voting Common Stock at that time.
Supplemental Executive Retirement Plan
We provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”) to offset some of the negative impacts of the highly paid executive contribution limitations applicable to our 401(k) retirement savings plan. For fiscal 2020, the Committee approved contributions to the SERP for each of the executive officers equal to 10% of base salary. This resulted in the following contributions to the SERP for each of the Named Executive Officers:

Named Executive Officer	Fiscal 2020 SERP Contribution

Jason A. Kulas	(1)
Timothy K. Jugmans	(2)
Philip E. Cohen	(3)
Lachlan P. Given	$60,000
Thomas H. Welch Jr.	$41,000
Stuart I. Grimshaw (4)	$100,000
Daniel M. Chism (5)	$45,000
(1)    Mr. Kulas joined the Company as an executive in February 2020 and was not eligible for SERP contributions until October 1, 2020.
(2)    Mr. Jugmans is not eligible for SERP at this time.
(3)    Mr. Cohen is not eligible for SERP contributions.
(4)    This amount became part of Mr. Grimshaw’s vested account balance, which will be available for distribution to Mr. Grimshaw following the termination of his employment.
(5)    This amount, along with other unvested amounts, was forfeited upon the termination of Mr. Chism’s employment in February 2020.
In November 2020, the Committee approved fiscal 2021 contributions to the SERP equal to 10% of base salary for each of the continuing Named Executive Officers (other than Mr. Jugmans and Mr. Cohen). Those contributions were $85,000 for Mr. Kulas, $60,000 for Mr. Given and $41,000 for Mr. Welch.
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
Exit Arrangements for Former Chief Executive Officer
On November 14, 2020, we entered into a Transition Employment Agreement with Stuart I. Grimshaw, our former Chief Executive Officer. The agreement, which became effective on November 21, 2020, sets forth the terms and conditions of Mr. Grimshaw’s employment as special adviser and his ultimate separation from employment with the Company. The terms of the agreement were reviewed and approved by the Committee.
Under the terms of the Agreement, Mr. Grimshaw’s employment as special advisor will continue for three years unless earlier terminated pursuant to the provisions of the Agreement. As compensation for services as special advisor, we will pay Mr. Grimshaw an aggregate of $800,000 as follows: $200,000 was paid on the effective date of the Agreement; $225,000 was paid on November 30, 2020; $225,000 will be paid on December 31, 2020; and $50,000 per year will be paid over the three-year term of the agreement. In addition, we will pay Mr. Grimshaw $1 million in the form of salary continuation over the one-year period commencing on the effective date of the agreement. This amount represents the contractual severance arrangement that was part of Mr. Grimshaw’s terms of employment as Chief Executive Officer.
The agreement specifies that Mr. Grimshaw will not receive any other payout under the fiscal 2020 STI plan or any payments in lieu thereof (other than the payments described above) and that he will forfeit all of the LTI awards that were outstanding at the time he relinquished the position of Chief Executive Officer in July 2020 (covering 696,162 shares of Class A Non-Voting Common Stock in the aggregate).
The Agreement contains customary release provisions pursuant to which Mr. Grimshaw releases the Company from any and all claims and demands. It also specifies that Mr. Grimshaw will continue to be subject to non-competition and non-solicitation restrictions during the term of the Agreement (or, if terminated earlier, for at least one year following the effective date of the Agreement).
The Agreement may be terminated by Mr. Grimshaw for any reason, and may be terminated by us for cause or if Mr. Grimshaw accepts certain other employment or engagements.
Executive Compensation Governance and Process
Composition of the People and Compensation Committee

The People and Compensation Committee is comprised of three members — Mr. Lagos, Ms. Brown and Mr. Webb — each of whom is an independent director. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Board of Directors.”
Role of the Committee
The Board of Directors has authorized the Committee to establish the compensation programs for all executive officers and to provide oversight for compliance with our compensation philosophy. The Committee delegates the day-to-day administration of the compensation plans to management and retains responsibility for ensuring that the plan administration is consistent with our policies.
Annually, the Committee sets the compensation for our executive officers, including objectives and awards under incentive plans. In addition to overseeing the compensation of our executive officers, the Committee approves all awards under long-term incentive plans for all other team members, and makes recommendations to the Board of Directors on appropriate compensation for the non-employee directors.
The Committee also oversees development of succession plans and corresponding individual development in order to maintain the talent necessary to fulfill our operational and strategic objectives, assesses the effectiveness of our employee programs, and advises senior management with regard to the quality of the workforce to carry out our strategic goals and on overall human resources strategies. For more information on the Committee's role, see “Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Committees of the Board — People and Compensation Committee,” as well as the Committee's charter, which can be found in the Investor Relations section of our website at www.ezcorp.com.
Role of Management
The Committee receives data regarding compensation trends, succession plans, issues and recommendations from management. Members of management, including our Chief Executive Officer, Chief Human Resources Officer and Chief Legal Officer, attend Committee meetings at the invitation of the Committee. In addition, our Chief Executive Officer provides input on individual performance and recommendations regarding compensation adjustments to the Committee for executive officer positions other than his own.
Role of the Independent Compensation Consultant
Under its charter, the Committee has sole authority to retain, terminate, obtain advice from, oversee and compensate its outside advisors, including its compensation consultant. We have provided appropriate funding to the Committee to do so.
For the past several years, the Committee retained Pearl Meyer as its independent compensation consultant. In March 2020, following an RFP process in which the Committee received and reviewed proposals from a number of providers, the Committee selected and retained Mercer as its independent compensation consultant. None of our management participated in the Committee's decision to retain Mercer (other than our Chief Human Resources Officer, who, at the request of the Committee, helped facilitate the RFP process, and our Chief Legal Officer, who was present during the Committee’s deliberations). The Committee’s independent compensation consultant reports directly to the Committee, and the Committee may replace its independent compensation consultant or hire additional consultants at any time. The Committee’s independent compensation consultant communicates with, and attends meetings of, the Committee as requested.
The Committee monitors the independence of its consultants on a regular basis and believes that Pearl Meyer was, and Mercer is, independent in providing executive compensation consulting services to the Committee.
During fiscal 2020, the Committee’s independent compensation consultant, among other things, advised the Committee on the principal aspects of our executive compensation program, updated the Committee on evolving best practices, and provided market information and analysis regarding the competitiveness of our program design and award values.
Compensation Risk
The Committee continually monitors our general compensation practices, specifically the design, administration and assessment of our incentive plans, to identify any components, measurement factors or potential outcomes that might create an incentive for excessive risk-taking detrimental to the Company. The Committee has determined that our compensation plans and policies do not encourage excessive risk-taking.
Our executive compensation program provides a balance of short-term and long-term incentives that reward achievement of profitable, consistent and sustainable results.

•Annual incentive compensation tied to achievement of profitable Company or business unit performance (as measured by consolidated and/or business unit EBITDA); and
•Meaningful long-term equity incentive opportunities that are 100% performance-based and provide an incentive to deliver long-term growth in stockholder value as a result of sustained earnings growth, prudent balance sheet management or other measures.
We maintain the following policies to mitigate compensation risk:
•Clawback Policy — The Board of Directors retains the right to seek reimbursement (clawback) of incentive compensation (whether cash or equity) from any executive officer who has, in the Board’s determination, violated our policies or otherwise engaged in intentional misconduct that, in either case, caused a material restatement of financial results.
•Anti-Hedging Policy — We maintain a policy prohibiting the trading of “derivative securities” related to, or engaging in “short sales” of, our stock by members of the Board of Directors, executive officers or any other persons associated or affiliated with the Company (through employment, contractual relationship or otherwise) who are designated from time to time by the Board of Directors. For purposes of the policy, a “derivative security” is any option, warrant, convertible security, stock appreciation right or similar right with an exercise or conversion privilege at a price related to our stock, or similar securities with a value derived from the value of our stock; and a “short sale” is any sale of stock that the seller does not own or any sale that is consummated by the delivery of stock borrowed by, or for the account of, the seller. The Board believes that this policy, by preventing the shifting of the risks of ownership of Company stock, helps to align the interests of management with the interests of the other Company stockholders.
•Executive Share Retention Policy — The Board of Directors has adopted stock ownership requirements applicable to the members of the Board of Directors and the executive officers. Pursuant to those requirements, each non-executive member of the Board of Directors and each executive officer is required to hold a number of shares of Class A Non-Voting Common Stock having a market value equal to the applicable “Required Multiple” of the annual retainer fee (in the case of the non-executive directors) or base salary (in the case of the executive officers). The Required Multiple is equity to 4X for the non-executive directors and the CEO, 2X for the Executive Chairman and 1X for the other executive officers. Each person subject to the stock ownership requirements is required to hold at least 50% (in the case of the non-executive directors) or 30% (in the case of the executive officers) of each vesting of restricted stock or restricted stock units until the required stock ownership amount is satisfied. Thereafter, such person can sell shares (subject to our trading window policy) as long as the required stock ownership amount is maintained. Because each share of Class B Voting Common Stock is convertible into a share of Class A Non-Voting Common Stock, the shares of Class B Voting Common Stock held by Mr. Cohen are treated as the equivalent number of shares of Class A Non-Voting Common Stock for purposes of applying the stock ownership requirements.
All directors and executive officers are currently in compliance with the stock ownership requirements.
Other Executive Compensation Matters
Severance — We provide the following severance benefits to our executive officers (other than Mr. Cohen):
•Each of our executive officers will receive salary continuation for one year if his or her employment is terminated by the Company without cause.
•Generally, restricted stock awards, including those granted to the executive officers, provide for accelerated vesting of some or all of the unvested shares or units in the event of the holder's death or disability.
More information on severance arrangements can be found under “Other Benefit Plans — Certain Termination Benefits” below. The Committee believes that these benefits provide important protection to the executive officers, are consistent with practice of the peer companies and are appropriate for attraction and retention of executive talent.
Restrictive Covenants — Each of our executive officers (other than Mr. Cohen), along with other key team members, has entered into a Restrictive Covenant Agreement under which the executive is subject to confidentiality and non-disclosure obligations with respect to various categories of proprietary, competitively sensitive and confidential information. In addition, each such executive has agreed that, for a period of one year following the termination of employment with the Company, he or she will not compete with the Company (within a defined area) and will not solicit the Company's team members or suppliers.

Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2020.

Pablo Lagos Espinosa (Chair) Shelaghmichael Brown Robert W.K. Webb

Compensation Committee Interlocks and Insider Participation
The persons who served as members of the Compensation Committee during fiscal 2020 (Ms. Brown, Mr. Lagos and Mr. Webb) are not and have never been an officer of or employed by the Company and do not have any relationship that requires disclosure under Item 404 of Regulation S-K, the SEC’s rules requiring disclosure of certain relationships and related party transactions.
Summary Compensation Table
The table below summarizes the total compensation for fiscal 2020, 2019 and 2018 for the Named Executive Officers. See “Part III, Item 11 — Executive Compensation — Compensation Discussion and Analysis” for a description of how we determined the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus	Stock Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total

Jason A. Kulas (5) Chief Executive Officer	2020	$424,808	$—	$683,878	$437,500	$56,455	$1,602,641
	2019	—	—	91,334	—	40,000	131,334
	2018	—	—	—	—	—	—
Timothy K. Jugmans Interim Chief Financial Officer	2020	236,374	73,923	—	—	5,646	315,943
	2019	237,250	—	117,761	47,241	6,183	408,435
	2018	220,096	—	—	82,191	5,663	307,950
Philip E. Cohen Executive Chairman	2020	1,500,000	350,390	—	—	21,028	1,871,418
	2019	—	—	—	—	—	—
	2018	—	—	—	—	—	—
Lachlan P. Given (5) Chief Strategy, M&A and Funding Officer	2020	600,000	277,377	—	—	82,200	959,577
	2019	600,000	—	772,148	519,534	81,372	1,973,054
	2018	600,000	—	1,110,886	787,500	153,588	2,651,974
Thomas H. Welch Jr. Chief Legal Officer and Secretary	2020	410,000	135,300	—	—	69,570	614,870
	2019	425,769	—	351,750	177,581	68,858	1,023,958
	2018	410,000	—	—	274,444	77,664	762,108
Stuart Grimshaw (5) Former Chief Executive Officer	2020	1,000,000	—	—	—	121,538	1,121,538
	2019	1,000,000	—	2,573,824	1,750,000	381,200	5,705,024
	2018	1,000,000	—	3,702,943	2,625,000	175,811	7,503,754
Daniel M. Chism Former Chief Financial Officer	2020	192,115	—	—	—	506,623	698,738
	2019	450,000	—	386,074	126,000	70,497	1,032,571
	2018	450,000	—	461,838	302,400	80,587	1,294,825
(1)The amounts shown under “Salary” reflect the gross amounts of base salary paid to each of the Named Executive Officers during the fiscal years so noted. The fiscal 2020 amounts for Mr. Kulas include amounts paid to him in the role of President and Chief Financial Officer (February 28, 2020 to July 6, 2020) and Chief Executive Officer (from July 6, 2020).
(2)Amounts represent the aggregate grant date fair value of restricted stock or restricted stock unit awards, computed in accordance with FASB ASC 718-10-25. See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” The actual value realized by the Named Executive Officer with respect to stock awards will depend on whether the award vests and, if it vests, the market value of our stock on the date the stock is sold.

The fiscal 2020 amount shown for Mr. Kulas includes $112,116 related to a restricted stock award that he received as a director before joining the Company as an executive.
For a description of these awards, see the “Grant of Plan-Based Awards” table under “Incentive Plan Based Awards” below. See also “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.
(3)Amounts represent the bonuses paid pursuant to the Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonuses” above.
The fiscal 2020 amount for Mr. Kulas represents the minimum fiscal 2020 STI payout that was guaranteed when Mr. Kulas joined the Company as President and Chief Financial Officer in February 2020.
(4)Amounts include the cost of providing various perquisites and personal benefits, as well as the value of our contributions to the company-sponsored 401(k) plan and Supplemental Executive Retirement Plan. For Mr. Kulas, amounts include fees that were paid to him in his capacity as a non-employee director prior to his joining the Company as an executive in February 2020. For detail of the amounts shown for each Named Executive Officer, see the table under “Other Benefits and Perquisites — All Other Compensation” below.
(5)Mr. Kulas and Mr. Given also serve on the board of directors of Cash Converters International Limited, with Mr. Kulas serving as non-executive chairman. Until August 28, 2020, Mr. Grimshaw served as non-executive chairman of Cash Converters International Limited, when he was replaced by Mr. Kulas. The director fees paid to each of them by Cash Converters International Limited were as follows: Mr. Given, approximately $70,000 each year; and Mr. Grimshaw, approximately $130,000 each year. These amounts are not included in the Summary Compensation Table, as they were paid by Cash Converters International Limited, which is not controlled by EZCORP.
CEO Pay Ratio
The following information sets forth our calculation of the ratio between the annual total compensation of Jason A. Kulas, our Chief Executive Officer, and the annual total compensation of our median Team Member (“CEO Pay Ratio”).
•Mr. Kulas’ total annual compensation for fiscal 2020 was $1,987,833. That number is derived from the numbers set forth in the Summary Compensation Table above, except that we annualized the the base salary to $850,000 and excluded the amount of director fees we paid to Mr. Kulas prior to his joining the Company as an executive in February 2020.
•Our median Team Member’s total annual compensation for fiscal 2020 was $13,878, consisting of gross annual wages, bonuses, retirement contributions and other benefits.
•Based on those numbers, our CEO Pay ratio for fiscal 2020 is 143:1.
Because Mr. Kulas joined the Company four months into the fiscal year and then was promoted to CEO three-quarters through the fiscal year, the total compensation number shown in the Summary Compensation Table is not necessarily indicative of Mr. Kulas’ typical total annual compensation for a full year as CEO. Mr. Kulas’ total annual compensation, when considering base salary, short-term and long-term incentives at target levels and typical other compensation, is approximately $3,500,000. When using that number, our CEO Pay Ratio is 252:1.
Our CEO Pay Ratio is based on the following methodology:
•We are using the same median Team Member for our fiscal 2020 CEO Pay Ratio calculation as we used in fiscal 2019, as there have been no changes in employee population or compensation arrangements that would result in a significant change to our pay ratio disclosure.
•When we identified our median Team Member last year, we selected gross wages as the most appropriate measure of compensation and applied that measure consistently across our Team Member population. Gross wages generally include salary and wages (regular, hourly and overtime), commissions and bonuses. We annualized the compensation of all permanent full-time and part-time team members who were hired during the year.
•We calculated the median Team Member’s total annual compensation in accordance with the rules used to calculate the CEO’s compensation included in the Summary Compensation Table above.
•Using this methodology, we determined that our median Team Member was a full-time store manager located in Mexico where Team Member wages are significantly lower than in the U.S.
In calculating CEO pay ratios, companies are permitted to adopt a variety of methodologies, apply certain exclusions and make reasonable estimates and assumptions reflecting their unique employee populations. Therefore,our CEO Pay Ratio, as described above, may not be comparable to CEO pay ratios reported by other companies due to differences in industries and geographical dispersion of employees, as well as the different estimates, assumptions and methodologies applied by other companies in calculating their CEO pay ratios.

Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2020. For information about the plans under which these awards were granted, see “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonus” and “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.
Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Grant Date Fair Value (3)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum

Jason A. Kulas	2/28/2020	$875,000	$970,086	$1,455,129	$—	$—	$—	$—
Timothy K. Jugmans	12/2/2019	61,603	123,205	184,808	—	—	—	—
Philip E. Cohen	12/2/2019	1,500,000	1,500,000	1,500,000	—	—	—	—
Lachlan P. Given	12/2/2019	231,148	462,295	693,443	—	—	—	—
Thomas H. Welch Jr.	12/2/2019	123,000	246,000	369,000	—	—	—	—
Stuart Grimshaw	12/2/2019	1,125,000	2,250,000	3,375,000	—	—	—	—
Daniel M. Chism	12/2/2019	135,000	270,000	405,000	—	—	—	—
(1)These amounts represent the potential payouts under the fiscal 2020 Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonuses” above. The “Target” amount is the amount that will be paid if the specified performance goals are achieved at the target level (although the Compensation Committee may reduce any award if it chooses to do so). The “Threshold” amount reflects the amount that would be paid if the minimum performance goals are achieved, while the “Maximum” amount represents the maximum amount that will be paid if the maximum performance goals are achieved or exceeded. See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above for the amount of the actual payout for each of the Named Executive Officers.
(2)These amounts represent the fiscal 2020 awards under the Long-Term Incentive Plan. The terms of the fiscal 2020 awards were never finalized, and thus, no fiscal 2020 awards were ever made. As discussed in “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above, the People and Compensation Committee has approved replacement awards, and these awards will be shown as fiscal 2021 Equity Incentive Plan awards.
(3)Represents the estimated grant date fair value of fiscal 2020 equity awards, assuming payout at “Target” level. This is the estimated amount of aggregate compensation cost we expect to recognize over the performance period, determined as of the grant date. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

The following table sets forth certain information about outstanding stock awards held by the Named Executive Officers as of the end of fiscal 2020. None of the Named Executive Officers holds any stock options.
Outstanding Equity Awards at Fiscal Year-End

		Stock Awards
Name	Award Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)

Jason A. Kulas	3/2/2020	90,768	(2)	$456,563
Timothy K. Jugmans	12/11/2018	12,828	(3)	64,525
	12/12/2017	13,926	(4)	70,048
Philip E. Cohen		—		—
Lachlan P. Given	12/11/2018	84,112	(3)	423,083
	12/12/2017	94,737	(4)	476,527
	2/1/2016	75,000	(4)	377,250
Thomas H. Welch Jr.	12/11/2018	38,317	(3)	192,735
	12/12/2017	43,158	(4)	217,085
Stuart Grimshaw	12/11/2018	280,373	(5)	1,410,276
	12/12/2017	315,789	(5)	1,588,419
	2/1/2016	100,000	(5)	503,000
Daniel M. Chism		—	(6)	—
		—	(6)	—
(1)Market value is based on the closing price of our Class A Common Stock on September 30, 2020, the last market trading day of fiscal 2020 ($5.03).
(2)These awards are scheduled to vest on February 28, 2021, the one-year anniversary of Mr. Kulas’ joining the Company as President and Chief Financial Officer.
(3)These awards are scheduled to vest on September 30, 2021 subject to the achievement of specified net income targets. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.
(4)A portion of these awards (5/6ths in the case of the awards granted in 2017, and 11/12ths in the case of the award granted in 2016) vested on December 14, 2020 following approval by the People and Compensation Committee. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives — Vesting of Fiscal 2014 and Fiscal 2018 LTI Awards” above. The remainder of these awards were forfeited as of such date.
(5)These awards were forfeited upon execution of Mr. Grimshaw’s Transition Employment Agreement in November 2020.
(6)All of Mr. Chism’s outstanding awards were forfeited upon the termination of his employment in February 2020.

Stock Vested
The following table sets forth, with respect to each of the Named Executive Officers, certain information about restricted stock vesting during fiscal 2020:

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting		Value Realized on Vesting (1)

Jason A. Kulas	24,768	(2)	$124,583
Timothy K. Jugmans	11,362	(3)	58,969
Philip E. Cohen	—		—
Lachlan P. Given	81,374	(3)	422,331
Thomas H. Welch Jr.	37,071	(3)	192,398
Stuart Grimshaw	271,248	(3)	1,407,777
Daniel M. Chism	—		—
(1)Computed using the fair market value of the stock on the date of vesting.

(2)This award was made to Mr. Kulas on December 11, 2019 in his capacity as a non-employee director. It vested on September 30, 2019 (market value, $5.03 per share).
(3)These awards vested on December 3, 2019 (market value, $5.19 per share) and are presented gross, exclusive of net shares withheld to satisfy individual tax withholding obligations.
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
Supplemental Executive Retirement Plan — The Internal Revenue Code limits the amount of pre-tax savings that highly paid executives can contribute to the 401(k) plan. To offset some of the negative impact of these limitations on retirement savings and to encourage retention of key executives, we provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”), with similar investment alternatives as are available under the 401(k) retirement savings plan. Company contributions to the SERP are formula-based, reviewed and recommended by management and approved by the People and Compensation Committee each year. For fiscal 2020, our annual contributions to the SERP were calculated as a percentage of base salary as of October 1, 2019, with that percentage being 10% for executive officers and 6% for one other employee. For fiscal 2021, the Company contributions to the SERP will continue at the same rates for continuing Executive Officers. Under the terms of the SERP, participants are also allowed to voluntarily defer all or a portion of their salary and bonus payments into the SERP. There were ten participants in the SERP during fiscal 2020.
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
The following table describes the SERP contributions, earnings and balance at the end of fiscal 2020 for each of the Named Executive Officers:
Nonqualified Deferred Compensation

Named Executive Officer	Company Contributions in Fiscal 2020 (1)	Aggregate Earnings in Fiscal 2020 (2)	Aggregate Withdrawals/Distributions in Fiscal 2020	Aggregate Forfeitures in Fiscal 2020	Aggregate Balance at September 30, 2020 (3)

Jason A. Kulas	$—	$—	$—	$—	$—
Timothy K. Jugmans	—	—	—	—	—
Philip E. Cohen	—	—	—	—	—
Lachlan P. Given	60,000	(12,459)	—	—	492,012
Thomas H. Welch Jr.	41,000	(18,741)	—	—	819,999
Stuart Grimshaw	100,000	(30,116)	—	—	941,210
Daniel M. Chism	45,000	—	(173,140)	—	—
(1)These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”
(2)These amounts were not included in the Summary Compensation Table as the earnings were not in excess of market rates.

(3)Of the Aggregate Balance at September 30, 2020, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $300,000 for Mr. Given, $523,504 for Mr. Welch, $500,000 for Mr. Grimshaw, $90,000 for Mr. Chism,.
All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

Named Executive Officer	Year	Health Care Supplemental Insurance (1)	Value of Supplemental Life Insurance Premiums (2)	Company Contributions to Defined Contribution Plans (3)	Housing Allowance	Other Benefits (4)	Total

Jason A. Kulas	2020	$12,138	$812	$3,505	$—	$40,000	$56,455
	2019	—	—	—	—	40,000	40,000
	2018	—	—	—	—	—	—
Timothy K. Jugmans	2020	—	1,392	4,254	—	—	5,646
	2019	—	1,392	4,791	—	—	6,183
	2018	—	1,392	4,271	—	—	5,663
Philip E. Cohen	2020	13,896	1,392	5,740	—	—	21,028
	2019	—	—	—	—	—	—
	2018	—	—	—	—	—	—
Lachlan P. Given	2020	20,808	1,392	60,000	—	—	82,200
	2019	19,452	1,920	60,000	—	—	81,372
	2018	29,483	2,088	60,000	62,017	—	153,588
Thomas H. Welch Jr.	2020	20,808	1,392	47,250	—	120	69,570
	2019	19,452	1,920	47,361	—	125	68,858
	2018	29,483	2,088	45,973	—	120	77,664
Stuart Grimshaw	2020	13,896	1,392	106,250	—	—	121,538
	2019	12,984	1,920	104,125	—	262,171	381,200
	2018	20,128	2,088	104,750	31,378	17,467	175,811
Daniel M. Chism	2020	8,670	580	47,373	—	450,000	506,623
	2019	19,452	1,920	49,125	—	—	70,497
	2018	29,483	2,088	49,016	—	—	80,587
(1)We provide a fully insured supplemental executive medical plan to certain executives, including all of the Named Executive Officers, to cover most healthcare costs in excess of amounts covered by our health insurance plans. The amounts shown represent the total premiums paid for the supplemental executive medical plan for each of the Named Executive Officers during each of the years presented. Additionally, in fiscal 2018, from January 1, 2018 through April 30, 2018, we carried a fully insured International Medical Plan for certain executives, including all of the Named Executive Officers, and canceled their participation in the group health plan during that time. The amount shown in 2018 includes these additional premiums paid on behalf of the Named Executive Officers.
(2)Represents group life insurance premiums paid on behalf of the Named Executive Officers. The benefit provides life and accidental death and dismemberment coverage for the Named Executive Officers at three times annual salary up to a maximum of $1 million.
(3)Includes Company contributions to the 401(k) plan and the Supplemental Executive Retirement Plan.
(4)The amounts shown as Other Benefits include the following:
Mr. Kulas — The amounts shown represent directors fees paid to Mr. Kulas in his capacity as a non-employee director prior to his joining the Company as an executive in February 2020.
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
Mr. Chism — The amount shown represents severance paid to Mr. Chism in connection with his termination of employment in February 2020.
Certain Termination and Change-in-Control Benefits — The following is a summary of various agreements that provide for benefits to the Named Executive Officers upon termination of employment or a change-in-control:
•Restricted Stock Award Agreements — The standard restricted stock award agreement pursuant to which we grant restricted stock or restricted stock units to our team members generally provides that vesting is accelerated in the event of the holder’s death or disability.

•SERP Contributions — For all executives who participate in the SERP (including the Named Executive Officers), any unvested Company contributions to the SERP will vest in the case of death or disability of the participant or a change-in-control.
•General severance benefits — We currently provide each of our executive officers (other than Mr. Cohen) with one-year salary continuation if his or her employment is terminated by the Company without cause.
The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2020:

	Salary	Incentive Bonus	Healthcare Payments	Accelerated Vesting of Restricted Stock (1)	Accelerated Vesting of SERP Balance	Other

Resignation for Good Reason:
Jason A. Kulas	$850,000	$—	$—	$—	$—	$—
Timothy K. Jugmans	370,000	—	—	—	—	—
Philip E. Cohen	—	—	—	—	—	—
Lachlan P. Given	600,000	—	—	—	—	—
Thomas H. Welch Jr.	410,000	—	—	—	—	—
Termination Without Cause:
Jason A. Kulas	850,000	—	—	—	—	—
Timothy K. Jugmans	370,000	—	—	—	—	—
Philip E. Cohen	—	—	—	—	—	—
Lachlan P. Given	600,000	—	—	—	—	—
Thomas H. Welch Jr.	410,000	—	—	—	—	—
Death or Disability:
Jason A. Kulas	—	—	—	456,563	—	—
Timothy K. Jugmans	—	—	—	134,573	—	—
Philip E. Cohen	—	—	—	—	—	—
Lachlan P. Given	—	—	—	1,276,860	120,000	—
Thomas H. Welch, Jr. (2)	—	—	—	409,820	—	—
(1)Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 30, 2020 ($5.03).
(2)Mr. Welch was fully vested in his SERP account at September 30, 2020.
The People and Compensation Committee has the authority under our stock-based compensation plans to issue awards with provisions that accelerate vesting and exercisability in the event of a change-in-control. To date, the Committee has not included change-in-control acceleration provisions in any awards. Unless such provisions were subsequently included, then the only benefit that would inure to the Named Executive Officers by reason of a change-in-control itself would be the accelerated vesting for SERP contributions (equal to the same benefit as that set forth under “Death or Disability” in the table above). If an executive’s employment was terminated following a change-in-control, then the additional benefits described above would apply, depending on the circumstances of the termination.
Director Compensation
Each non-employee director receives a basic annual retainer fee, with the Lead Independent Director, the chair of the Audit Committee and the chair of the People and Compensation Committee each receiving an additional amount. During fiscal 2020, the basic annual retainer fee was $80,000, and additional amounts paid to the Lead Independent Director, the chair of the Audit Committee and the chair of the People and Compensation Committee were $40,000, $27,500 and $15,000, respectively. Annual retainer fees are paid in cash on a quarterly basis.
The non-employee directors are also eligible for stock option and restricted stock awards. The number of options or shares of restricted stock awarded, as well as the other terms and conditions of the awards (such as vesting and exercisability schedules and termination provisions), are determined by the Board of Directors upon the recommendation of the People and Compensation Committee.
The following table sets forth the compensation paid to our non-employee directors for fiscal 2020. Mr. Cohen and Mr. Kulas are executive officers of the Company and do not receive any additional compensation for serving on the Board of Directors.

Director	Fees Earned or Paid in Cash	Restricted Stock Awards (1)	Total

Matthew W. Appel	$147,500	$112,116	$259,616
Zena Srivatsa Arnold	80,000	112,116	192,116
Shelagmichael Brown	80,000	112,116	192,116
Hugo R. Dooner	33,333	63,952	97,285
Jason A. Kulas (2)	40,000	112,116	152,116
Pablo Lagos Espinosa	95,000	112,116	207,116
Kent V. Stone	80,000	112,116	192,116
Gary L. Tillett	80,000	112,116	192,116
Robert W. K. (Robb) Webb	80,000	112,116	192,116
Rosa Zeegers	80,000	112,116	192,116
(1)Amounts represent the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC 718-10-25. See Note 10 of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” The actual value realized by the director with respect to stock awards will depend on the market value of our stock on the date the stock is sold.
Each of the non-employee directors received a grant of 24,768 shares of restricted stock in December 2019. That amount was determined by dividing $160,000 (200% times the annual director fee) by $6.46, the trading price of the Class A Common Stock at the beginning of fiscal 2020. All of these shares vested on September 30, 2020. The values shown were computed using the closing price of our Class A Common Stock on the date of grant, which differed from the amount used to determine the number of shares awarded.
As of September 30, 2020, none of the non-employee directors held shares of unvested restricted stock.
(2)    Mr. Kulas served as a non-employee director until February 28, 2020, when he joined the Company as President and Chief Financial Officer. The amounts shown indicate the compensation paid to him in the capacity of non-employee director.
The non-employee director compensation program for fiscal 2021 will generally be the same as the fiscal 2020 program described above, except that the annual equity award program will be transitioned to begin and end on annual stockholder meeting dates. To implement that, the non-employee directors will receive a grant of 15,905 share of restricted stock in December 2020. That amount was determined by dividing $80,000 (one-half of the normal equity grant) by $5.03, the trading price of the Class A Common Stock at the beginning of fiscal 2021. Those shares will vest on March 31, 2021. At the next annual meeting of stockholders (likely to be in March 2021), at which directors are elected to serve for a one-year term, the non-employee directors will receive a full annual award ($160,000, representing 200% times the annual director fee, divided by the closing trading price of the Class A Common Stock on the day immediately preceding the annual meeting), and those shares will vest on the date of the annual meeting of stockholders in 2022.

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
Stockholders have approved the 2010 Long-Term Incentive Plan, which we currently use for stock incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units or performance shares. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plans as of September 30, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a) (1)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	—	$—	1,344,115
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	1,344,115
(1)Excludes 1,108,920 shares of unvested restricted stock that were outstanding as of September 30, 2020.

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of December 1, 2020 (except as noted below) for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-voting Common Stock					Class B Voting Common Stock
Beneficial Owner	Number			Percent		Number	Percent	Voting Percent

MS Pawn Limited Partnership (a) MS Pawn Corporation Phillip Ean Cohen 2500 Bee Cave Road Bldg One, Suite 200 Rollingwood, Texas 78746	2,974,047		(b)	5.38%	(b)	2,970,171	100%	100%
Blackrock, Inc. 55 East 52nd Street New York, New York 10055	7,397,511		(c)	14.14%		—	—	—
Lafitte Capital Management LP 13505 Fitzhugh Road, Bldg 1 Austin, Texas 78737	4,479,139		(c)	8.56%		—	—	—
Dimensional Fund Advisors LP 6300 Bee Cave Road, Building One Austin, Texas 78746	4,310,876		(c)	8.24%		—	—	—
Vanguard Group, Inc. P.O. Box 2600, V26 Valley Forge, Pennsylvania 19482-2600	3,513,202		(c)	6.71%		—	—	—
First Wilshire Securities Management, Inc. 1214 East Green Street, Suite 104 Pasadena, California 91106-3171	2,878,786		(c)	5.50%		—	—	—
Renaissance Technologies LLC 800 Third Avenue New York, New York 10022	2,713,059		(c)	5.18%		—	—	—
Matthew W. Appel	111,071			*		—	—	—
Zena Srivatsa Arnold	33,352			*		—	—	—
Shelagmichael Brown	33,352			*		—	—	—
Hugo R. Dooner	12,346			*
Pablo Lagos Espinosa	140,771			*
Jason A. Kulas	40,352			*
Kent V. Stone	33,352			*
Gary L. Tillett	33,352			*
Robert W. K. Webb	33,352			*
Rosa Zeegers	33,352			*
Timothy K. Jugmans	20,200		(d)	*		—	—	—
Lachlan P. Given	443,058		(e)	*		—	—	—
Thomas H. Welch, Jr.	153,338		(f)	*		—	—	—
Directors and executive officers as a group (18 persons)	4,237,171	4237171	(g)	8.10%		2,970,171	100%	100%
(a)MS Pawn Corporation is the general partner of MS Pawn Limited Partnership and has the sole right to vote its shares of Class B Common Stock and to direct their disposition. Mr. Cohen is the sole stockholder of MS Pawn Corporation.
(b)The number of shares and percentage reflect Class A Common Stock, inclusive of Class B Common Stock, shares of which are convertible to Class A Common Stock on a one-to-one basis.
(c)As of September 30, 2020 based on Form 13F.
(d)Includes 11,605 unvested restricted stock units expected to vest within 60 days of December 1, 2020..
(e)Includes 147,698 unvested restricted stock units expected to vest within 60 days of December 1, 2020.
(f)Includes 35,965 unvested restricted stock units expected to vest within 60 days of December 1, 2020 and 433 shares held through the Company’s 401(k) retirement savings plan.

(g)Group includes those persons who were serving as directors and executive officers on December 1, 2020. Number shown includes 433 shares held through our 401(k) retirement savings plan and 249,780 unvested restricted stock units expected to vest within 60 days of December 1, 2020.
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
Employment arrangement with Nicholas Cohen
Nicholas Cohen, the son of Phillip E. Cohen, the beneficial owner of all of our Class B Voting Common Stock and our Executive Chairman, has been an employee of the Company since May 2018. Effective October 1, 2020, Nicolas Cohen was promoted to the position of Senior Director, Business Optimization and Implementation with an annual base salary of $200,000, a target short-term incentive bonus of 30% of base salary ($60,000) and healthcare and other benefits typically provided to similarly positioned team members. The Company considers the employment relationship with Nicholas Cohen to be a related party transaction that is subject to the Company’s Policy for Review and Evaluation of Related Party Transactions. Accordingly, prior to promotion and compensation increase discussed above, the Audit Committee reviewed and approved the extension of the promotion and the terms of employment.
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
The Board has evaluated all relationships between each the Company and each of the persons who served as a director during any portion of fiscal 2020 and has made the following determinations with respect to each director’s independence:

Director	Status (a)

Matthew W. Appel	Independent
Zena Srivatsa Arnold	Independent
Shelaghmichael Brown	Independent
Phillip E. Cohen	Not independent (b)
Hugo R. Dooner	Independent
Stuart I. Grimshaw	Not independent (b)
Jason A. Kulas	Not independent (b)
Pablo Lagos Espinosa	Independent
Kent V. Stone	Independent
Gary L. Tillett	Independent
Robert W. K. (Robb) Webb	Independent
Rosa Zeegers	Independent
(a)The Board’s determination that a director is independent was made on the basis of the standards for independence set forth in the Nasdaq Listing Rules. Under those standards, a person generally will not be considered independent if he or she has a relationship that, in the opinion of the Board of Directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Nasdaq rules also describe specific relationships that will prevent a person from being considered independent.
(b)Mr. Cohen and Mr. Grimshaw were executive officers of the Company during fiscal 2020 and, therefore, not independent in accordance with the standards set forth in the Nasdaq Listing Rules. Mr. Kulas because an executive officer of the Company on February 28, 2020, and from that date, is not independent in accordance with the standards set forth in the Nasdaq Listing Rules.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents all fees we incurred in connection with professional services provided by BDO USA, LLP for fiscal 2020 and 2019:

	Year Ended September 30,
	2020	2019

Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act and quarterly reviews	$1,695,400	$1,870,875
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$1,695,400	$1,870,875
The amounts shown for fiscal 2020 include our current estimated costs for the fiscal 2020 integrated audit, for which we have not yet received final billings. The amounts shown for fiscal 2019 include an increase of $163,500 in fees that were billed above our initial estimates for fiscal 2019 after we filed our Annual Report on Form 10-K for the year ended September 30, 2019.
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
ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this 10-K:
(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II — Item 8 — Financial Statements and Supplementary Data”:
•Report of Independent Registered Public Accounting Firm (2020 and 2019) — BDO USA, LLP
•Consolidated Balance Sheets as of September 30, 2020 and 2019
•Consolidated Statements of Operations for each of the three years in the period ended September 30, 2020
•Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended September 30, 2020
•Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2020
•Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2020
•Notes to Consolidated Financial Statements.
(2) Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.
ITEM 16 — FORM 10-K SUMMARY
None.

Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit	Description of Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	0-19424	3.1	October 3, 2013
3.2	Certificate of Amendment, dated March 25, 2014, to the Company’s Amended and Restated Certificate of Incorporation	8-K	0-19424	99.1	March 25, 2014
3.3	Amended and Restated By-Laws, effective July 20, 2014	8-K	0-19424	3.2	July 22, 2014
4.1	Specimen of Class A Non-voting Common Stock Certificate	S-1	33-41317	4.1	August 23, 1991
4.2	Description of EZCORP, Inc. Class A Non-voting Common Stock	8-K	0-19424	4.1	October 3, 2013
4.3	Indenture, dated July 5, 2017, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee	8-K	0-19424	4.1	July 6, 2017
4.4	Indenture, dated May 14, 2018, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee	8-K	0-19424	4.1	May 15, 2018
4.5	Successor Trustee Agreement, dated September 12, 2019, Between EZCORP, Inc., and Wells Fargo Bank, National Association, as prior trustee, and Branch Banking and Trust Company, as successor trustee	8-K	0-19424	4.1	October 7, 2019
10.1*	EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005	8-K	0-19424	10.94	December 1, 2005
10.2*	Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan, Effective November 28, 2018	8-K	0-19424	10.1	November 29, 2018
10.3*	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers	10-K	0-19424	10.15	November 24, 2010
10.4*	Form of Restricted Stock Award for non-employee directors	10-K	0-19424	10.17	November 24, 2010
10.5	Call Option Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and UBS AG, London Branch	10-Q	0-19424	10.2	July 31, 2017
10.6	Warrant Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and UBS AG, London Branch	10-Q	0-19424	10.3	July 31, 2017
10.7	Call Option Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Jefferies International Limited	10-Q	0-19424	10.4	July 31, 2017
10.8	Warrant Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Jefferies International Limited	10-Q	0-19424	10.5	July 31, 2017
10.9	Call Option Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Morgan Stanley & Co. International plc	10-Q	0-19424	10.6	July 31, 2017
10.10	Warrant Termination Agreement, dated June 29, 2017, between EZCORP, Inc., and Morgan Stanley & Co. International plc	10-Q	0-19424	10.7	July 31, 2017
10.11	Transition Employment Agreement between the Company and Stuart I. Grimshaw, dated November 14, 2020					x
21.1	List of Subsidiaries of EZCORP, Inc.					x
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm					x
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					x
101	Interactive data files pursuant to Rule 405 of Regulation S-T:
	(i) Consolidated Balance Sheets,
	(ii) Consolidated Statements of Operations
	(iii) Consolidated Statements of Comprehensive (Loss) Income
	(iv) Consolidated Statements of Stockholders’ Equity
	(v) Consolidated Statements of Cash Flows
	(vi) Notes to Consolidated Financial Statements
104	Cover Page Interactive Data File in Inline XBRL format (included in Exhibit 101)
_____________________________

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
†	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.
The instance document does not appear in the interactive data files because the XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

EZCORP, Inc.
Date: December 14, 2020	By:	/s/ Jason A. Kulas
Jason A. Kulas,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jason A. Kulas	Chief Executive Officer and Director (principal executive officer)	December 14, 2020
Jason A. Kulas

/s/ Timothy K. Jugmans	Interim Chief Financial Officer (principal financial officer)	December 14, 2020
Timothy K. Jugmans

/s/ Phillip E. Cohen	Executive Chairman of the Board	December 14, 2020
Phillip E. Cohen

/s/ Matthew W. Appel	Director	December 14, 2020
Matthew W. Appel

/s/ Zena Srivatsa Arnold	Director	December 14, 2020
Zena Srivatsa Arnold

/s/ Shelaghmichael Brown	Director	December 14, 2020
Shelaghmichael Brown

/s/ Hugo R. Dooner	Director	December 14, 2020
Hugo R. Dooner

/s/ Pablo Lagos Espinosa	Director	December 14, 2020
Pablo Lagos Espinosa

/s/ Kent V. Stone	Director	December 14, 2020
Kent V. Stone

/s/ Gary L. Tillett	Director	December 14, 2020
Gary L. Tillett

/s/ Robert W. K. Webb	Director	December 14, 2020
Robert W. K. Webb

/s/ Rosa Zeegers	Director	December 14, 2020
Rosa Zeegers

/s/ Fred Herman	Chief Accounting Officer (principal accounting officer)	December 14, 2020
Fred Herman