Form 10-Q
period 2020-12-31
EZCORP INC
filed 2021-02-03
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020 or

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

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐
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
As of January 31, 2021, 52,628,588 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2020	December 31, 2019	September 30, 2020
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$290,450	$143,141	$304,542
Restricted cash	8,011	—	8,011
Pawn loans	147,852	195,586	131,323
Pawn service charges receivable, net	24,825	32,250	20,580
Inventory, net	94,980	187,369	95,891
Notes receivable, net	—	7,450	—
Prepaid expenses and other current assets	32,824	36,142	32,903
Total current assets	598,942	601,938	593,250
Investments in unconsolidated affiliates	31,773	29,272	32,458
Property and equipment, net	55,204	65,246	56,986
Lease right-of-use asset	177,308	225,950	183,809
Goodwill	258,453	301,282	257,582
Intangible assets, net	58,794	68,995	58,638
Notes receivable, net	1,156	1,124	1,148
Deferred tax asset, net	10,000	2,123	8,931
Other assets	5,534	5,012	4,221
Total assets	$1,197,164	$1,300,942	$1,197,023

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$213	$215	$213
Accounts payable, accrued expenses and other current liabilities	67,777	51,621	71,504
Customer layaway deposits	9,904	12,548	11,008
Lease liability	45,351	48,052	49,742
Total current liabilities	123,245	112,436	132,467
Long-term debt, net	254,322	241,209	251,016
Deferred tax liability, net	172	2,119	524
Lease liability	143,620	186,352	153,040
Other long-term liabilities	11,303	7,226	10,849
Total liabilities	532,662	549,342	547,896
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $0.01 per share; shares authorized: 100 million; issued and outstanding: 52,628,588 as of December 31, 2020; 52,886,122 as of December 31, 2019; and 52,332,848 as of September 30, 2020	526	529	521
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	398,269	407,440	398,475
Retained earnings	322,468	389,928	318,169
Accumulated other comprehensive loss	(56,791)	(46,327)	(68,068)
Total equity	664,502	751,600	649,127
Total liabilities and equity	$1,197,164	$1,300,942	$1,197,023
See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
(in thousands, except per share amount)	2020	2019

Revenues:
Merchandise sales	$107,783	$126,728
Jewelry scrapping sales	6,759	9,528
Pawn service charges	63,489	84,725
Other revenues	104	1,454
Total revenues	178,135	222,435
Merchandise cost of goods sold	64,543	84,076
Jewelry scrapping cost of goods sold	5,202	7,754
Other cost of revenues	—	536
Net revenues	108,390	130,069
Operating expenses:
Store expenses	79,309	89,275
General and administrative	12,510	18,839
Depreciation and amortization	7,572	7,733
(Gain) loss on sale or disposal of assets and other	(22)	744
Total operating expenses	99,369	116,591
Operating income	9,021	13,478
Interest expense	5,455	5,329
Interest income	(821)	(843)
Equity in net (income) loss of unconsolidated affiliates	(516)	5,897
Other (income) expense	(599)	98
Income before income taxes	5,502	2,997
Income tax expense	1,203	1,759
Net income	$4,299	$1,238

Basic earnings per share	$0.08	$0.02
Diluted earnings per share	$0.08	$0.02

Weighted-average basic shares outstanding	55,361	55,666
Weighted-average diluted shares outstanding	55,428	55,687
See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2020	2019

Net income	$4,299	$1,238
Other comprehensive income:
Foreign currency translation adjustment	11,277	6,071
Comprehensive income	$15,576	$7,309
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited except for balances as of September 30, 2020 and September 30, 2019)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2020	55,303	$551	$398,475	$318,169	$(68,068)	$649,127
Stock compensation	—	—	524	—	—	524
Release of restricted stock	296	5	—	—	—	5
Taxes paid related to net share settlement of equity awards	—	—	(730)	—	—	(730)
Foreign currency translation gain	—	—	—	—	11,277	11,277
Net income	—	—	—	4,299	—	4,299
Balances as of December 31, 2020	55,599	$556	$398,269	$322,468	$(56,791)	$664,502

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2019	55,535	$556	$407,628	$389,163	$(52,398)	$744,949
Stock compensation	—	—	1,695	—	—	1,695
Release of restricted stock	463	5	—	—	—	5
Taxes paid related to net share settlement of equity awards	—	—	(1,395)	—	—	(1,395)
Foreign currency translation gain	—	—	—	—	6,071	6,071
Purchase and retirement of treasury stock	(142)	(2)	(488)	(473)	—	(963)
Net income	—	—	—	1,238	—	1,238
Balances as of December 31, 2019	55,856	$559	$407,440	$389,928	$(46,327)	$751,600

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2020	2019

Operating activities:
Net income	$4,299	$1,238
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,572	7,733
Amortization of debt discount and deferred financing costs	3,329	3,229
Amortization of lease right-of-use asset	11,504	11,474
Accretion of notes receivable discount and deferred compensation fee	—	(275)
Deferred income taxes	(1,421)	10
Impairment of goodwill and intangible assets	—	—
Other adjustments	(167)	1,298
Provision for inventory reserve	(1,510)	329
Stock compensation expense	524	1,695
Equity in net (income) loss of unconsolidated affiliates	(516)	5,897
Changes in operating assets and liabilities:
Service charges and fees receivable	(4,034)	(355)
Inventory	1,323	(1,921)
Prepaid expenses, other current assets and other assets	(713)	(9,649)
Accounts payable, accrued expenses and other liabilities	(23,460)	(29,966)
Customer layaway deposits	(1,311)	(467)
Income taxes	68	(1,188)
Net cash used in operating activities	(4,513)	(10,918)
Investing activities:
Loans made	(142,936)	(187,362)
Loans repaid	77,116	109,623
Recovery of pawn loan principal through sale of forfeited collateral	53,981	76,515
Capital expenditures, net	(3,223)	(5,574)
Net cash used in investing activities	(15,062)	(6,798)
Financing activities:
Taxes paid related to net share settlement of equity awards	(730)	(1,395)
Payout of deferred consideration	—	(175)
Proceeds from borrowings, net of issuance costs	—	(109)
Payments on borrowings	(53)	(292)
Repurchase of common stock	—	(963)
Net cash used in financing activities	(783)	(2,934)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	6,266	1,349
Net decrease in cash, cash equivalents and restricted cash	(14,092)	(19,301)
Cash, cash equivalents and restricted cash at beginning of period	312,553	162,442
Cash, cash equivalents and restricted cash at end of period	$298,461	$143,141

Supplemental disclosure of cash flow information
Cash and cash equivalents	$290,450	$143,141
Restricted cash	8,011	—
Total cash and cash equivalents and restricted cash	$298,461	$143,141

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$50,921	$82,878
See accompanying notes to unaudited interim condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
EZCORP, Inc. (collectively with its subsidiaries, the “Company”, “we”, “us” or “our”) is a leading provider of pawn loans in the United States and Latin America. Pawn loans are non-recourse loans collateralized by tangible property. We also sell merchandise, primarily collateral forfeited from pawn lending operations and pre-owned merchandise purchased from customers.
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes contained in the Company’s Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 14, 2020 (“2020 Annual Report”).
In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Financial results for the three-month period ended December 31, 2020 are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2021.
Our business is subject to seasonal variations, and operating results for the three months ended December 31, 2020 and 2019 (the "current quarter" and "prior-year quarter," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
There have been no changes that have had a material impact in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2020.
Principles of Consolidation
The accompanying condensed consolidated financial statements include the accounts of EZCORP, Inc., and its wholly owned subsidiaries. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. We account for equity investments for which we do not have significant influence and without readily determinable fair values at cost with adjustments for observable changes in price in orderly transactions for identical or similar investments of the same issuer or impairments. All inter-company accounts and transactions have been eliminated in consolidation.
Reclassifications
The Company has reclassified certain amounts in prior-period financial statements to conform to the current periods presentation.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include the determination of revenue recognition, inventory reserves, expected credit losses, useful lives of long-lived and intangible assets, valuation of share-based compensation, valuation of equity investments, valuation of deferred tax assets and liabilities, loss contingencies related to litigation and discount rates used for operating leases. Actual results may result in actual amounts differing from reported amounts.

Impact of COVID-19
The COVID-19 pandemic continues to affect the U.S. and global economies, and as previously disclosed in our 2020 Annual Report, the pandemic also affected our businesses in a variety of ways beginning in the second quarter of fiscal 2020 and continuing into fiscal 2021. We cannot estimate the length or severity of the COVID-19 pandemic or the related financial consequences on our business and operations, including whether and when historic economic and operating conditions will resume or the extent to which the disruption may impact our business, financial position, results of operations or cash flows. Our estimates, judgments and assumptions related to COVID-19 could ultimately differ over time.

Recently Adopted Accounting Policies
In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments — Credit Losses (Topic 326) (“ASU 2016-13”). ASU 2016-13 modifies the measurement of expected credit losses of certain financial instruments, requiring entities to estimate an expected lifetime credit loss on financial assets. The ASU amends the impairment model to utilize an expected loss methodology and replaces the incurred loss methodology for financial instruments including trade receivables. The amendment requires entities to consider other factors, such as historical loss experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 was effective on October 1, 2020.
We adopted ASU 2016-13 effective October 1, 2020 using the modified retrospective approach. There was no net cumulative effect adjustment to retained earnings as of October 1, 2020 as a result of this adoption. This amendment did not have a material impact on our balance sheets or cash flows from operations and did not have a significant impact on our operating results.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of our annual fiscal year. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
NOTE 2: EXPECTED CREDIT LOSSES
We adopted ASU 2016-13 effective October 1, 2020. The Company has financing receivables within the scope of ASU 2016-13, specifically pawn loans receivables and related pawn service charges receivables.
Our pawn loans are short-term in nature, typically 30-120 days for U.S. Pawn loans and 30 days for Latin America Pawn loans. Under our existing accounting policy, if a pawn loan is deemed to be uncollectible, we do not recognize an allowance for doubtful accounts due to the expected recovery of the loan principal amount through the sale of the collateral. We record the forfeited collateral as inventory at the pawn loan principal amount.
Pawn service charges are recorded under the interest method over the term of the related pawn loan. Under our existing accounting policy, we accrue for any earned but unpaid pawn service charges at the end each month. We then apply a reserve to pawn service charges receivable at the end of each month using a pawn loan forfeiture rate derived from a trailing twelve-month average, adjusted for seasonality factors.
We have evaluated, on a collective basis, our pawn loans receivables and pawn service charges receivables and determined the new credit loss standard will not have a material impact on our consolidated financial statements, as our current polices appropriately capture lifetime expected credit losses.
The presentation of pawn loans and pawn service charges receivable as separate line items on our consolidated balance sheet will remain unchanged under the new credit loss standard.
As of December 31, 2020, pawn loans and related pawn service charges receivable, net were $147.9 million and $24.8 million, respectively.

NOTE 3: OTHER CHARGES
During the fourth quarter of fiscal 2020, we began to implement strategic initiatives to refocus on our core pawn business and optimize our cost structure in order to improve our bottom line performance and position the Company for sustainable growth. The initiatives focused on workforce reductions, closure of our CASHMAX operations, store closures, write-offs and other miscellaneous charges. We recorded $20.4 million of such charges for the quarter ended September 30, 2020, and had accrued charges of $10.7 million remaining at September 30, 2020. We had no similar charges for the quarter ended December 31, 2020.

(in millions)	Accrued Charges at September 30, 2020	Charges	Payments and Adjustments	Accrued Charges at December 31, 2020
Cash charges:
Labor reduction costs	$5.9	$—	$(2.3)	$3.6
CASHMAX shutdown costs	0.8	—	(0.4)	0.4
Store closure costs	1.8	—	(1.8)	—
Other	2.2	—	(0.1)	2.1
	$10.7	$—	$(4.6)	$6.1

NOTE 4: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2020	2019

Net income	$4,299	$1,238

Earnings per common share
Average common share outstanding (denominator)	55,361	55,666
Earnings per common share	$0.08	$0.02

Diluted earnings per common share
Average common share outstanding	55,361	55,666
Dilutive effect of restricted stock and convertible notes*	67	21
Diluted average common shares outstanding (denominator)	55,428	55,687

Diluted earnings per common share	$0.08	$0.02

Potential common shares excluded from the calculation of diluted earnings per share above*:
Restricted stock**	657	2,216
*    Includes time-based share-based awards and Convertible Notes. See Note 8 for discussion of the terms and conditions of the potential impact of the 2024 Convertible Notes and 2025 Convertible Notes.
**    Includes antidilutive share-based awards as well as performance-based share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.
NOTE 5: LEASES
We determine if a contract contains a lease at inception. Our lease portfolio consists primarily of operating leases for pawn store locations and corporate offices with lease terms ranging from three to ten years.
The information below provides a summary of our leasing activities. See Note 12 in our 2020 Annual Report for additional information about our leasing activities.

The table below presents balances of our operating leases:

(in thousands)	December 31, 2020	December 31, 2019	September 30, 2020

Right-of-use asset	$177,308	$225,950	$183,809

Lease liability, current	$45,351	$48,052	$49,742
Lease liability, non-current	143,620	186,352	153,040
Total lease liability	$188,971	$234,404	$202,782
The table below provides the composition of our lease costs:

	Three Months Ended December 31,
(in thousands)	2020	2019

Operating lease expense	$15,199	$16,526
Variable lease expense	3,045	2,807
Total lease expense	$18,244	$19,333

Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in "Store" and "General and Administrative" expense, based on the underlying lease use.
Other supplemental information includes the following for our operating leases:

	Three Months Ended December 31,
	2020	2019

Weighted-average remaining contractual lease term (years)	5.06	6.02
Weighted-average incremental borrowing rate	7.85%	8.44%

Maturities of lease liabilities as of December 31, 2020 were as follows (in thousands):

Remaining 2021	$45,013
Fiscal 2022	52,541
Fiscal 2023	40,417
Fiscal 2024	29,425
Fiscal 2025	20,329
Thereafter	42,260
Total lease payments	$229,985
Less: Portion representing interest	41,014
Present value of operating lease liabilities	$188,971
Less: Current portion	45,351
Non-current portion	$143,620

We recorded $1.6 million and $0.8 million in non-cash additions to our right of use assets and lease liabilities for the quarters ended December 31, 2020 and December 31, 2019, respectively.

NOTE 6: STRATEGIC INVESTMENTS
As of December 31, 2020, we owned 214,183,714 shares, or approximately 34.75%, of Cash Converters International Limited ("Cash Converters International"). The following tables present summary financial information for Cash Converters International’s most recently reported results at June 30, 2020 after translation to U.S. dollars:

	June 30,
(in thousands)	2020	2019

Current assets	$157,183	$173,826
Non-current assets	172,833	152,483
Total assets	$330,016	$326,309

Current liabilities	$68,028	$77,434
Non-current liabilities	51,275	26,163
Shareholders’ equity	210,713	222,712
Total liabilities and shareholders’ equity	$330,016	$326,309

	Fiscal Year Ended June 30,
(in thousands)	2020	2019

Gross revenues	$187,025	$201,365
Gross profit	112,511	111,932
Net loss	(7,032)	(1,210)
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
Fair Value Measurement on a Recurring Basis
As of December 31, 2020 and September 30, 2020, we did not have any financial assets or liabilities measured at fair value on a recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value
The tables below present our estimates of fair value of financial assets and liabilities that were not measured at fair value:

	Carrying Value	Estimated Fair Value
	December 31, 2020	December 31, 2020	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,156	$1,156	$—	$—	$1,156
Investments in unconsolidated affiliates	31,773	44,716	37,039	—	7,677

Financial liabilities:
2024 Convertible Notes	$118,736	$134,838	$—	$134,838	$—
2025 Convertible Notes	134,983	138,000	—	138,000	—
8.5% unsecured debt due 2024	816	816	—	—	816

	Carrying Value	Estimated Fair Value
	December 31, 2019	December 31, 2019	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Notes receivable from Grupo Finmart, net	$7,450	$7,729	$—	$—	$7,729
2.89% promissory note receivable due April 2024	1,124	1,124	—	—	1,124
Investments in unconsolidated affiliates	29,272	42,460	34,555	—	7,905

Financial liabilities:
2024 Convertible Notes	$112,740	$136,634	$—	$136,634	$—
2025 Convertible Notes	127,902	136,965	—	136,965	—
8.5% unsecured debt due 2024	1,042	1,042	—	—	1,042
CASHMAX secured borrowing facility	(260)	404	—	—	404

	Carrying Value	Estimated Fair Value
	September 30, 2020	September 30, 2020	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,148	$1,148	$—	$—	$1,148
Investments in unconsolidated affiliates	32,458	32,597	24,833	—	7,764

Financial liabilities:
2024 Convertible Notes	$117,193	$129,979	$—	$129,979	$—
2025 Convertible Notes	133,164	137,569	—	137,569	—
8.5% unsecured debt due 2024	872	872	—	—	872
Due to the short-term nature of cash and cash equivalents, pawn loans, pawn service charges receivable and other debt, we estimate that the carrying value approximates fair value. We consider our cash and cash equivalents to be measured using Level 1 inputs and our pawn loans, pawn service charges receivable and other debt to be measured using Level 3 inputs. Significant increases or decreases in the underlying assumptions used to value pawn loans, pawn service charges receivable, consumer loans, fees and interest receivable and other debt could significantly increase or decrease these fair value estimates.
In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024. The note approximated its carrying value as of December 31, 2020.
We use the equity method of accounting to account for our 34.75% ownership in Cash Converters International. The inputs used to generate the fair value of the investment were considered Level 1 inputs. These inputs are comprised of (a) the quoted stock price on the Australian

Stock Exchange multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate as of the end of our reporting period. We included no control premium for owning a large percentage of outstanding shares.
We use the equity method of accounting to account for our 13.14% ownership in Rich Data Corporation, a previously consolidated variable interest entity for which we no longer have the power to direct the activities that most significantly affect its economic performance. We believe its fair value approximates carrying value although such fair value is highly variable and includes significant unobservable inputs.
We measured the fair value of the 2024 and 2025 Convertible Notes using quoted price inputs. The notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.
In September 2020, we received the final payment from AlphaCredit on the notes receivable related to the sale of Grupo Finmart and recorded the amount under “Restricted cash” in our consolidated balance sheet as of December 31, 2020. In August 2019, AlphaCredit notified us of an indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined.
NOTE 8: DEBT
The following table presents the Company's debt instruments outstanding:

	December 31, 2020			December 31, 2019			September 30, 2020
(in thousands)	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

2024 Convertible Notes	$143,750	$(25,014)	$118,736	$143,750	$(31,010)	$112,740	$143,750	$(26,557)	$117,193
2025 Convertible Notes	172,500	(37,517)	134,983	172,500	(44,598)	127,902	172,500	(39,336)	133,164
8.5% unsecured debt due 2024*	816	—	816	1,042	—	1,042	872	—	872
CASHMAX secured borrowing facility*	—	—	—	404	(664)	(260)	—	—	—
Total	$317,066	$(62,531)	$254,535	$317,696	$(76,272)	$241,424	$317,122	$(65,893)	$251,229
Less current portion	213	—	213	215	—	215	213	—	213
Total long-term debt	$316,853	$(62,531)	$254,322	$317,481	$(76,272)	$241,209	$316,909	$(65,893)	$251,016
* Amount translated from Guatemalan quetzals and Canadian dollars as of applicable period end. Certain disclosures omitted due to materiality considerations.
The following table presents the Company's contractual maturities related to the debt instruments as of December 31, 2020:

	Schedule of Contractual Maturities
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

2024 Convertible Notes*	$143,750	$—	$—	$143,750	$—
2025 Convertible Notes*	172,500	—	—	172,500	—
8.5% unsecured debt due 2024	816	213	425	178	—
	$317,066	$213	$425	$316,428	$—
* Excludes the potential impact of embedded derivatives as discussed below.

The following table presents the Company's interest expense related to the Convertible Notes for the three months ended December 31, 2020 and 2019:

	Three Months Ended December 31,
(in thousands)	2020	2019

2024 Convertible Notes:
Contractual interest expense	$1,033	$1,033
Amortization of debt discount and deferred financing costs	1,542	1,429
Total interest expense	$2,575	$2,462

2025 Convertible Notes:
Contractual interest expense	$1,024	$1,024
Amortization of debt discount and deferred financing costs	1,819	1,691
Total interest expense	$2,843	$2,715
2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the "2017 Indenture") by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2017 Indenture. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the "2024 Maturity Date"), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2024 Convertible Notes will be entitled to receive cash equal to the principal of the 2024 Convertible Notes plus accrued interest.
The carrying amount of the 2024 Convertible Notes as a separate equity-classified instrument (the “2024 Convertible Notes Embedded Derivative”) included in “Additional paid-in capital” in our condensed consolidated balance sheets as of December 31, 2020 was $39.8 million, ($25.3 million, net of tax). The effective interest rate for the three months ended December 31, 2020 was approximately 9%. As of December 31, 2020, the remaining unamortized debt discount and issuance costs will be amortized through the 2024 Maturity Date assuming no early conversion.
The 2024 Convertible Notes are convertible into cash or shares of Class A Common Stock, or any combination thereof, at our option subject to satisfaction of certain conditions and during the periods described in the 2017 Indenture, based on an initial conversion rate of 100 shares of Class A Common Stock per $1,000 principal amount of 2024 Convertible Notes (equivalent to an initial conversion price of $10.00 per share of Class A Common Stock). We account for the Class A Common Stock issuable upon conversion under the treasury stock method. To the extent the average share price is over $10.00 per share for any fiscal quarter, we are required to recognize incremental dilution of our earnings per share.
If, among other triggers described in the 2017 Indenture, the market price of the Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2024 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2024 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of December 31, 2020. As of December 31, 2020, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
2.375% 2025 Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”). The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the "2018 Indenture") by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2018 Indenture. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the "2025 Maturity Date"), unless converted, redeemed or repurchased in accordance with the terms prior to such date. The carrying amount of the 2025 Convertible Notes as a separate equity-classified instrument (the “2025 Convertible Notes Embedded Derivative”) included in “Additional paid-in capital” in our condensed consolidated balance sheets as of December 31, 2020 was $49.6 million, ($39.1 million, net of tax). The effective interest rate for the three months ended December 31, 2020 was approximately 9%. As of December 31, 2020, the remaining unamortized debt discount and issuance costs will be amortized through the 2025 Maturity Date assuming no early conversion.

The 2025 Convertible Notes are convertible into cash or shares of Class A Common Stock, or any combination thereof, at our option subject to satisfaction of certain conditions and during the periods described in the 2018 Indenture, based on an initial conversion rate of 62.8931 shares of Class A Common Stock per $1,000 principal amount of 2025 Convertible Notes (equivalent to an initial conversion price of $15.90 per share of Class A Common Stock). We account for the Class A Common Stock issuable upon conversion under the treasury stock method. To the extent the average share price is over $15.90 per share for any fiscal quarter or year-to-date period, we are required to recognize incremental dilution of our earnings per share.
If, among other triggers described in the 2018 Indenture, the market price of the Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2025 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2025 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of December 31, 2020. As of December 31, 2020, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
CASHMAX Secured Borrowing Facility
In November 2018, we entered into a receivable's securitization facility with a third-party lender to provide funding for installment loan originations in our Canadian CASHMAX business. We terminated this facility in September 2020 as part of the closure of the operations of our CASHMAX business. See our 2020 Annual Report for additional information regarding the closure of our Canadian operations.
Prior to the termination of the facility, a variable interest entity (the "trust") had the right, subject to various conditions, to borrow up to CAD $25 million from the lender (the "third-party loan") and use the proceeds to purchase interests in installment loan receivables generated by CASHMAX. The trust used collections on the transferred receivables to pay various amounts in accordance with an agreed priority arrangement, including expenses, its obligations under the third-party loan and, to the extent available, amounts owned to CASHMAX with respect to the purchase price of the transferred receivables and CASHMAX's retained interest in the receivables. CASHMAX had no obligation with respect to the third-party loan or the transferred receivables except to (a) service the underlying installment loans on behalf of the trust and (b) pay amounts owed under or repurchase the underlying installment loans in the event of a breach by CASHMAX or in certain other limited circumstances. The facility was nonrecourse to EZCORP (subject to certain limited guaranty obligations), allowed borrowing through November 2019, and was to fully mature in November 2021.
NOTE 9: SHARE-BASED COMPENSATION
Common Stock Repurchase Program
In December 2019, the Company's Board of Directors (the "Board") authorized the repurchase of up to $60.0 million of our Class A Common Stock over three years. Repurchases under the program were suspended in March 2020 in order to preserve liquidity as a result of uncertainties related to the COVID-19 pandemic. No share repurchases under the program were made during the first quarter of fiscal 2021. During fiscal 2020, we repurchased and retired 943,149 shares of our Class A Common Stock for $5.2 million, which was allocated between "Additional paid-in capital" and "Retained earnings" in our condensed consolidated balance sheets.
Stock Compensation
We maintain a Board-approved incentive plan to retain the services of our valued officers, directors and employees and to incentivize such persons to make contributions to our company and motivate excellent performance (the "Incentive Plan"). Under the Incentive Plan, we grant awards of restricted stock or restricted stock units to employees and non-employee directors. Awards granted to employees are typically subject to performance and service conditions. Awards granted to non-employee directors are time-based awards subject only to service conditions. Awards granted under the Incentive Plan are measured at the grant date fair value with compensation costs associated with the awards recognized over the requisite service period, usually the vesting period, on a straight-line basis.
During the first quarter of fiscal 2021, we granted a total of 143,145 restricted stock awards to our non-employee directors. These awards vest on March 31, 2021 and are subject only to service conditions. The number of long-term incentive award shares and units granted are generally determined based on our share price as of the beginning of the fiscal year, which was $5.03 for fiscal 2021 awards.
During the first quarter of fiscal 2020, we granted a total of 222,912 shares of restricted stock awards to non-employee directors based on a share price of $6.46. These awards vested on September 30, 2020.
NOTE 10: INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law and includes certain income tax provisions relevant to businesses. We recognized the effect on the consolidated financial statements in the period ended March 31, 2020. For the period ended December 31, 2020, the CARES Act has not had a material impact on our consolidated financial statements. At this time, we do not expect the impact of the CARES Act to have a material impact on our consolidated financial statements for the year ending September 30, 2021.
NOTE 11: COMMITMENTS AND CONTINGENCIES
Currently, and from time to time, we are involved in various claims, disputes, lawsuits, investigations, and legal and regulatory proceedings. We accrue for contingencies if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies requires judgments and is highly subjective about future events. The amount of resulting loss may differ from these estimates.
While we are unable to determine the ultimate outcome of any current litigation or regulatory actions, we do not believe the resolution of any particular matter will have a material adverse effect on our financial condition, results of operations or liquidity.
NOTE 12: SEGMENT INFORMATION
Our operations are primarily managed on a geographical basis and are comprised of three reportable segments. The factors for determining our reportable segments include the manner in which our chief operating decision maker (CODM) evaluates performance for purposes of allocating resources and assessing performance. During the first quarter of fiscal 2021, the financial information of our Lana business activities were no longer reviewed by the CODM for evaluating performance since Lana no longer has business activities. Rather, Lana offers support activities to U.S. Pawn. As a result, Lana is no longer an operating or reportable segment. Our historical segment results have been recast to conform to current presentation.
We currently report our segments as follows:
•U.S. Pawn — all pawn activities in the United States;
•Latin America Pawn — all pawn activities in Mexico and other parts of Latin America; and
•Other International — primarily our equity interest in the net income of Cash Converters International and Rich Data Corporation.
There are no inter-segment revenues presented below, and the amounts below were determined in accordance with the same accounting principles used in our condensed consolidated financial statements.
The following tables present revenue for each reportable segment, disaggregated revenue within our three reportable segments and Corporate, segment profits and segment contribution.

	Three Months Ended December 31, 2020
(in thousands)	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$82,253	$25,530	$—	$107,783	$—	$107,783
Jewelry scrapping sales	4,004	2,755	—	6,759	—	6,759
Pawn service charges	50,220	13,269	—	63,489	—	63,489
Other revenues	22	7	75	104	—	104
Total revenues	136,499	41,561	75	178,135	—	178,135
Merchandise cost of goods sold	48,059	16,484	—	64,543	—	64,543
Jewelry scrapping cost of goods sold	2,844	2,358	—	5,202	—	5,202
Net revenues	85,596	22,719	75	108,390	—	108,390
Segment and corporate expenses (income):
Store expenses	62,092	17,217	—	79,309	—	79,309
General and administrative	—	—	—	—	12,510	12,510
Depreciation and amortization	2,736	1,860	—	4,596	2,976	7,572
Loss (gain) on sale or disposal of assets and other	27	(101)	—	(74)	52	(22)
Interest expense	—	—	—	—	5,455	5,455
Interest income	—	(764)	—	(764)	(57)	(821)
Equity in net income of unconsolidated affiliates	—	—	(516)	(516)	—	(516)
Other (income) expense	—	(455)	(210)	(665)	66	(599)
Segment contribution	$20,741	$4,962	$801	$26,504
Income (loss) before income taxes				$26,504	$(21,002)	$5,502

	Three Months Ended December 31, 2019
(in thousands)	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$95,354	$31,374	$—	$126,728	$—	$126,728
Jewelry scrapping sales	6,117	3,411	—	9,528	—	9,528
Pawn service charges	64,090	20,635	—	84,725	—	84,725
Other revenues	36	25	1,393	1,454	—	1,454
Total revenues	165,597	55,445	1,393	222,435	—	222,435
Merchandise cost of goods sold	61,364	22,712	—	84,076	—	84,076
Jewelry scrapping cost of goods sold	4,755	2,999	—	7,754	—	7,754
Other cost of revenues	—	—	536	536	—	536
Net revenues	99,478	29,734	857	130,069	—	130,069
Segment and corporate expenses (income):
Store expenses	68,059	19,983	1,233	89,275	—	89,275
General and administrative	—	—	—	—	18,839	18,839
Depreciation and amortization	2,865	1,889	34	4,788	2,945	7,733
Loss on sale or disposal of assets and other	—	28	—	28	716	744
Interest expense	—	28	170	198	5,131	5,329
Interest income	—	(388)	—	(388)	(455)	(843)
Equity in net loss of unconsolidated affiliates	—	—	5,897	5,897	—	5,897
Other expense (income)	—	67	(1)	66	32	98
Segment contribution (loss)	$28,554	$8,127	$(6,476)	$30,205
Income (loss) before income taxes				$30,205	$(27,208)	$2,997

NOTE 13: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets and condensed consolidated statements of cash flows:

(in thousands)	December 31, 2020	December 31, 2019	September 30, 2020

Gross pawn service charges receivable	$31,721	$40,887	$27,259
Allowance for uncollectible pawn service charges receivable	(6,896)	(8,637)	(6,679)
Pawn service charges receivable, net	$24,825	$32,250	$20,580

Gross inventory	$106,053	$197,519	$108,205
Inventory reserves	(11,073)	(10,150)	(12,314)
Inventory, net	$94,980	$187,369	$95,891

Prepaid expenses and other	$8,079	$12,463	$10,614
Accounts receivable and other	9,546	12,257	6,991
Income taxes receivable	15,199	11,422	15,298
Prepaid expenses and other current assets	$32,824	$36,142	$32,903

Property and equipment, gross	$274,071	$270,335	$267,509
Accumulated depreciation	$(218,867)	(205,089)	(210,523)
Property and equipment, net	$55,204	$65,246	$56,986

Accounts payable	$17,169	$12,534	$19,114
Accrued expenses and other	$50,608	39,087	52,390
Accounts payable, accrued expenses and other current liabilities	$67,777	$51,621	$71,504

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of EZCORP, Inc. and its subsidiaries (collectively, “we,” “us”, “our”, "EZCORP" or the “Company”). The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere within this report. This discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2020, as supplemented by the information set forth in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and "Part II, Item 1A — Risk Factors" of this Report for a discussion of certain risks, uncertainties and assumptions associated with these statements.
Business Overview
EZCORP is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of pawn loans in the United States and Latin America. Pawn loans are non-recourse loans collateralized by personal property. We also sell merchandise, primarily collateral forfeited from unpaid loans or goods purchased directly from customers.
We exist to serve our customers’ short-term cash needs, helping them to live and enjoy their lives. We are focused on three strategic pillars:

Strengthen the Core	Renewed focus on the unique and essential elements of our pawn business
Cost Reduction and Simplification	Significant and sustained adjustment of cost base through ongoing simplification
Innovate and Grow	Broaden customer engagement to service more customers more frequently in more locations
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
Our ability to offer quality pre-owned goods at prices significantly lower than original retail prices attracts value-conscious customers. The gross profit on sales of inventory depends primarily on our assessment of the loan or purchase value at the time the property is either accepted as loan collateral or purchased and our ability to sell that merchandise in a timely manner. As a significant portion of our inventory and sales involve gold and jewelry, our results can be influenced by the market price of gold and diamonds.
Growth and Expansion
Our strategy is to expand the number of locations we operate through opening new (“de novo”) locations and through acquisitions in both Latin America and the United States and potential new markets. Our ability to add new stores is dependent on several variables, such as projected achievement of internal investment hurdles, the availability of acceptable sites or acquisition candidates, the alignment of acquirer/seller price expectations, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel. We see opportunity for further expansion through acquisitions and de novo openings in Latin America and acquisitions in the United States.
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
Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher pawn service charges (“PSC”). The following chart presents sources of net revenues, including PSC, merchandise sales gross profit ("Merchandise sales GP") and jewelry scrapping gross profit ("Jewelry Scrapping GP") for the three months ended December 31, 2020 and 2019:
The following chart presents sources of net revenues by geographic disbursement for the three months ended December 31, 2020 and 2019:

Business Developments
COVID-19
The COVID-19 pandemic continues to affect the U.S. and global economies, and as disclosed in our 2020 Annual Report on Form 10-K, the pandemic also affected our business in a variety of ways beginning in the second quarter of fiscal 2020 and continuing into fiscal 2021.
Our business was negatively impacted by COVID-19 during the current quarter largely due to volume declines as compared to the prior year in pawn loan originations and associated loan balances in both the U.S. and Latin America, as a result of a change in customer borrowing behaviors. Additionally, the impact of sustained lower pawn portfolios has led to reduced inventory available for sale. As a result, our net revenues for the three months ended December 31, 2020 were down $21.7 million as compared to the prior year.
The full extent and duration of the COVID-19 impact on the global economy generally, and on our business specifically, is currently unknown. We expect the impact of the pandemic, and the recovery therefrom, will continue to adversely affect net revenues and earnings in fiscal 2021. A prolonged pandemic and recovery may have an adverse effect on our results of operations, financial position and liquidity in future periods.
Results of Operations
Non-GAAP Constant Currency Financial Information
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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three months ended December 31, 2020 and 2019 and September 30, 2020 and 2019 were as follows:

	December 31,		Three Months Ended December 31,		September 30,		Three Months Ended September 30,
	2020	2019	2020	2019	2020	2019	2020	2019

Mexican peso	19.9	18.9	20.5	19.2	21.6	19.7	22.1	19.4
Guatemalan quetzal	7.6	7.5	7.6	7.5	7.6	7.6	7.5	7.5
Honduran lempira	23.8	24.4	24.1	24.3	24.3	24.2	24.3	24.1
Peruvian sol	3.6	3.3	3.6	3.3	3.5	3.4	3.5	3.3

Operating Results
Segments
We manage our business and report our financial results in three reportable operating segments;
•U.S. Pawn — Represents all pawn activities in the United States;
•Latin America Pawn — Represents all pawn activities in Mexico and other parts of Latin America; and
•Other International — Represents our equity interest in the net income of Cash Converters International and Rich Data Corporation and our financial services stores in Canada, operating under the CASHMAX brand. In the fourth quarter of fiscal 2020, we closed our stores in Canada, and operating activities related to CASHMAX are not material.
See Note 12 – Segment Information, for information regarding changes in reportable segments. Our historical segment results have been recast to conform to current presentation.
Three Months Ended December 31, 2020 vs. Three Months Ended December 31, 2019
Store Data by Segment

	Three Months Ended December 31, 2020
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2020	505	500	1,005
New locations opened	—	2	2
Locations sold, combined or closed	—	—	—
As of December 31, 2020	505	502	1,007

	Three Months Ended December 31, 2019
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2019	512	480	22	1,014
New locations opened	—	4	—	4
Locations sold, combined or closed	—	—	—	—
As of December 31, 2019	512	484	22	1,018

These tables, as well as the discussion that follows, should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended December 31,		Change
(in thousands)	2020	2019

Net revenues:
Pawn service charges	$50,220	$64,090	(22)%

Merchandise sales	82,253	95,354	(14)%
Merchandise sales gross profit	34,194	33,990	1%
Gross margin on merchandise sales	42%	36%	600bps

Jewelry scrapping sales	4,004	6,117	(35)%
Jewelry scrapping sales gross profit	1,160	1,362	(15)%
Gross margin on jewelry scrapping sales	29%	22%	700bps

Other revenues	22	36	(39)%
Net revenues	85,596	99,478	(14)%

Segment operating expenses:
Store expenses	62,092	68,059	(9)%
Depreciation and amortization	2,736	2,865	(5)%
Segment operating contribution	20,768	28,554	(27)%

Other segment income	27	—	*
Segment contribution	$20,741	$28,554	(27)%

Other data:
Net earning assets (a)	$199,569	$305,336	(35)%
Inventory turnover	2.6	1.8	44%
Average monthly ending pawn loan balance per store (b)	$233	$301	(23)%
Monthly average yield on pawn loans outstanding	14%	14%	—bps
Pawn loan redemption rate	84%	84%	—bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

Pawn service charges decreased by 22% due to a decrease in pawn loans outstanding resulting from the effects of the COVID-19 pandemic. Same stores pawn service charges also decreased by 22%.
Merchandise sales decreased 14%, but merchandise sales gross profit increased 1% to $34.2 million driven by lower inventory levels and a 600 bps improvement in merchandise sales gross profit margin, primarily driven by reduced aged inventory levels and improved inventory turnover. Same stores merchandise sales also decreased by 14%.
Store expenses decreased by 9% driven by a reduction in labor expense.
Segment contribution decreased $7.8 million primarily due to the changes in revenue and store expenses described above.

Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Financial Information."

	Three Months Ended December 31,
(in thousands)	2020 (GAAP)	2019 (GAAP)	Change (GAAP)	2020 (Constant Currency)	Change (Constant Currency)

Net revenues:
Pawn service charges	$13,269	$20,635	(36)%	$13,949	(32)%

Merchandise sales	25,530	31,374	(19)%	26,784	(15)%
Merchandise sales gross profit	9,046	8,662	4%	9,446	9%
Gross margin on merchandise sales	35%	28%	700bps	35%	700bps

Jewelry scrapping sales	2,755	3,411	(19)%	2,855	(16)%
Jewelry scrapping sales gross profit	397	412	(4)%	417	1%
Gross margin on jewelry scrapping sales	14%	12%	200bps	15%	300bps

Other revenues, net	7	25	(72)%	8	(68)%
Net revenues	22,719	29,734	(24)%	23,820	(20)%

Segment operating expenses:
Store Expenses	17,217	19,983	(14)%	18,097	(9)%
Depreciation and amortization	1,860	1,889	(2)%	1,956	4%
Segment operating contribution	3,642	7,862	(54)%	3,767	(52)%

Other segment income (a)	(1,320)	(265)	398%	(1,281)	383%
Segment contribution	$4,962	$8,127	(39)%	$5,048	(38)%

Other data:
Net earning assets (b)	$43,263	$77,619	(44)%	$45,009	(42)%
Inventory turnover	3.8	2.7	41%	3.8	41%
Average monthly ending pawn loan balance per store (c)	$53	$119	(55)%	$56	(53)%
Monthly average yield on pawn loans outstanding	17%	16%	100bps	17%	100bps
Pawn loan redemption rate (d)	83%	79%	400bps	83%	400bps

(a)
Fiscal 2021 constant currency amount excludes net GAAP basis foreign currency transaction adjustment of $0.1 million resulting from movement in exchange rates. The net foreign currency transaction gains for fiscal 2020 were nominal and are included in the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(d)	Rate is solely inclusive of results from Mexico Pawn.
In the current quarter, our Latin America pawn segment opened two de novo stores.
Pawn service charges decreased 36% (32% on a constant currency basis). Same stores pawn service charges also decreased by 36%. The average ending monthly pawn loan balance outstanding during the current quarter was down 55% (53% on a constant currency basis). We have experienced a substantial decline in new loans activity and associated loan balances as a result of a change in customer borrowing behaviors due to COVID-19.
Merchandise sales decreased 19% (15% on a constant currency basis). Same stores merchandise sales decreased by 20%. This decrease in merchandise sales was offset by an increase in merchandise sales gross profit of 4% to $9.0 million (9% to $9.4 million on a constant currency basis) driven by a 700 basis points improvement in merchandise sales gross profit margin primarily due to reduced aged inventory levels and improved inventory turnover.
Store expenses decreased by 14% (9% on a constant currency basis) driven by a reduction in labor expense.
Segment contribution decreased $3.2 million primarily due to the changes in revenue and store expenses described above.

Other International
The following table presents selected financial data for our Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Three Months Ended December 31,		Change
(in thousands)	2020	2019

Net revenues:
Consumer loan fees, interest and other	$75	$1,393	(95)%
Consumer loan debt	—	536	(100)%
Net revenues	75	857	(91)%

Segment operating expenses:
Operations	—	1,233	(100)%
Equity in net (income) loss on unconsolidated affiliates	(516)	5,897	(109)%
Segment operating contribution	591	(6,273)	(109)%

Other segment expense	(210)	203	(203)%
Segment contribution (loss)	$801	$(6,476)	(112)%
Segment contribution was $0.8 million, an increase of $7.3 million from the prior-year quarter primarily due to a $7.1 million charge, ($10.1 million, net of a $3.0 million tax benefit) in the first quarter of fiscal 2020 for our share of the Cash Converters International settlement of a Queensland, Australia class action lawsuit.
We operated 22 financial services stores in Canada under the CASHMAX brand during fiscal year 2020. During the fourth quarter of fiscal year 2020, we closed our CASHMAX business and are no longer operating stores in Canada.
Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,		Percentage Change
(in thousands)	2020	2019

Segment contribution	$26,504	$30,205	(12)%
Corporate expenses (income):
General and administrative	12,510	18,839	(34)%
Depreciation and amortization	2,976	2,945	1%
Gain on sale or disposal of assets and other	52	716	(93)%
Interest expense	5,455	5,131	6%
Interest income	(57)	(455)	(87)%
Other expense	66	32	*
Income before income taxes	5,502	2,997	84%
Income tax expense	1,203	1,759	(32)%
Net income	$4,299	$1,238	247%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution decreased $3.7 million or 12% over the prior-year quarter primarily due to reduced pawn service charges from a decline in new loans activity and associated loan balances as a result of a change in customer borrowing behaviors due to COVID-19, partially offset by increased merchandise sales gross profit and decreased store expenses.
General and administrative expenses decreased $6.3 million or 34% due to strategic initiatives implemented in the fourth quarter of fiscal year 2020 to optimize our cost structure at the corporate level.

Liquidity and Capital Resources
We currently believe that, based on available capital resources and projected operating cash flow, we have adequate capital resources to fund working capital needs, currently anticipated capital expenditures, currently anticipated business growth and expansion, tax payments, and current and projected debt service requirements.
Cash and Cash Equivalents
Our cash and equivalents balance was $290.5 million at December 31, 2020 compared to $304.5 million at September 30, 2020. At December 31, 2020, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Three Months Ended December 31,		Percentage Change
(in thousands)	2020	2019

Cash flows used in operating activities	$(4,513)	$(10,918)	59%
Cash flows used in investing activities	(15,062)	(6,798)	(122)%
Cash flows used in financing activities	(783)	(2,934)	73%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,266	1,349	364%
Net decrease in cash, cash equivalents and restricted cash	$(14,092)	$(19,301)	27%

Net cash used in operating activities decreased $6.4 million, or 59%, year-over-year due to a net decrease of $12.1 million in non-cash adjustments to reconcile net income to operating cash flows, offset by an increase of $15.4 million in working capital and a $3.1 million increase in net income.
Net cash used in investing activities increased $8.3 million, or 122%, year-over-year primarily due to a $22.5 million decrease in the sale of forfeited collateral, offset by an $11.9 million net decrease in customer loan growth, l.
Net cash used in financing activities decreased $2.2 million, or 73%, year-over-year primarily due to a $1.0 million decrease in the repurchase of common stock and $0.7 million decrease in taxes paid related to the net settlement of equity awards.
The net effect of cash flows was a $14.1 million decrease in cash on hand during the current year-to-date period, resulting in a $298.5 million ending cash and restricted cash balance.
Sources and Uses of Cash
In December 2019, our Board of Directors authorized a stock repurchase program that will allow us to repurchase up to $60 million of our Class A Non-voting Common Stock over three years. On March 20, 2020, we suspended the repurchase of shares under the program in order to preserve current liquidity given the uncertainty of the impact of the COVID-19 pandemic to our operations. The resumption of our stock repurchase program and the amount and timing of purchases will be dependent on a variety of factors, such as the return to normal business conditions, stock price, trading volume, general market conditions, legal and regulatory requirements, cash flow levels, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. During the three months ended December 30, 2020, there were no stock repurchases. As of September 30, 2020, we had repurchased and retired 943,149 shares of our Class A Common Stock for $5.2 million.
We anticipate that cash flows from operations and cash on hand will be adequate to fund any future stock repurchases, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through fiscal 2021. We continue to explore acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Given the current uncertainty related to the COVID-19 pandemic, we may adjust our capital or other expenditures. Depending on the level of acquisition activity and other factors, our ability to repay our longer term debt obligations, including the convertible debt maturing in 2024 and 2025, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.

Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2020, we reported that we had $604.6 million in total contractual obligations as of September 30, 2020. There have been no material changes to this total obligation since September 30, 2020, other than changes as the result of adoption of accounting standards as further discussed in Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2020, these collectively amounted to $6.2 million.
Recently Adopted Accounting Policies and Recently Issued Accounting Pronouncements
See Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like "may," "should," "could," "will," "predict," "anticipate," "believe," "estimate," "expect," "intend," "plan," "projection" and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2020 and "Part II, Item 1A — Risk Factors" of this Report.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended September 30, 2020. With the exception of the impacts of COVID-19, which are discussed elsewhere in this Report, there have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2020.
ITEM 4. CONTROLS AND PROCEDURES
This report includes the certifications of our Chief Executive Officer and Interim Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"). See Exhibits 31.1 and 31.2. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
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
Under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Our principal executive officer and principal financial officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Internal Controls
Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with associated policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."

ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2020.

ITEM 6. EXHIBITS
The following exhibits are filed with, or incorporated by reference into, this report.

		Incorporated by Reference				Filed Herewith
Exhibit	Description of Exhibit	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
32.1†	Certifications of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350					x
32.2†	Certifications of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data files because the XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					x
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					x
104	Cover Page Interactive Data File in Inline XBRL format (contained in Exhibit 101)
_____________________________

†	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	February 3, 2021	/s/ Jason A. Kulas
Jason A. Kulas, Chief Executive Officer