Form 10-Q
period 2021-03-31
EZCORP INC
filed 2021-05-05
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021 or

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
As of April 30, 2021, 52,873,568 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	March 31, 2021	March 31, 2020	September 30, 2020
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$335,638	$193,729	$304,542
Restricted cash	8,006	4,000	8,011
Pawn loans	125,268	160,179	131,323
Pawn service charges receivable, net	20,842	27,304	20,580
Inventory, net	86,214	173,251	95,891
Notes receivable, net	—	3,728	—
Prepaid expenses and other current assets	30,676	23,629	32,903
Total current assets	606,644	585,820	593,250
Investments in unconsolidated affiliates	34,961	27,993	32,458
Property and equipment, net	51,836	58,787	56,986
Lease right-of-use asset	170,479	206,839	183,809
Goodwill	258,199	257,222	257,582
Intangible assets, net	58,125	64,043	58,638
Notes receivable, net	1,164	1,132	1,148
Deferred tax asset, net	9,693	6,251	8,931
Other assets	5,152	5,045	4,221
Total assets	$1,196,253	$1,213,132	$1,197,023

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$—	$267	$213
Accounts payable, accrued expenses and other current liabilities	69,019	53,152	71,504
Customer layaway deposits	11,401	13,060	11,008
Lease liability	41,060	44,076	49,742
Total current liabilities	121,480	110,555	132,467
Long-term debt, net	257,143	244,288	251,016
Deferred tax liability, net	167	2,540	524
Lease liability	138,622	171,006	153,040
Other long-term liabilities	9,597	7,190	10,849
Total liabilities	527,009	535,579	547,896
Commitments and Contingencies (Note 11)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $0.01 per share; shares authorized: 100 million; issued and outstanding: 52,873,568 as of March 31, 2021; 52,097,590 as of March 31, 2020; and 52,332,848 as of September 30, 2020	528	521	521
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	399,439	406,171	398,475
Retained earnings	327,798	347,004	318,169
Accumulated other comprehensive loss	(58,551)	(76,173)	(68,068)
Total equity	669,244	677,553	649,127
Total liabilities and equity	$1,196,253	$1,213,132	$1,197,023

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amount)	2021	2020	2021	2020

Revenues:
Merchandise sales	$115,225	$129,830	$223,008	$256,558
Jewelry scrapping sales	6,075	11,878	12,834	21,406
Pawn service charges	63,436	80,222	126,925	164,947
Other revenues	203	1,350	307	2,803
Total revenues	184,939	223,280	363,074	445,714
Merchandise cost of goods sold	65,790	85,776	130,333	169,852
Jewelry scrapping cost of goods sold	5,401	9,617	10,603	17,371
Other cost of revenues	—	525	—	1,061
Net revenues	113,748	127,362	222,138	257,430
Operating expenses:
Store expenses	81,149	87,648	160,458	176,923
General and administrative	13,771	15,341	26,281	34,179
Impairment of goodwill, intangible and other assets	—	47,060	—	47,060
Depreciation and amortization	8,089	7,762	15,661	15,495
Loss on sale or disposal of assets and other	112	261	90	1,005
Total operating expenses	103,121	158,072	202,490	274,662
Operating income (loss)	10,627	(30,710)	19,648	(17,232)
Interest expense	5,518	5,881	10,973	11,210
Interest income	(585)	(941)	(1,406)	(1,784)
Equity in net (income) loss of unconsolidated affiliates	(1,250)	(1,184)	(1,766)	4,713
Other expense (income)	145	(341)	(454)	(243)
Income (loss) before income taxes	6,799	(34,125)	12,301	(31,128)
Income tax expense	1,469	6,749	2,672	8,508
Net income (loss)	$5,330	$(40,874)	$9,629	$(39,636)

Basic earnings (loss) per share	$0.10	$(0.74)	$0.17	$(0.71)
Diluted earnings (loss) per share	$0.10	$(0.74)	$0.17	$(0.71)

Weighted-average basic shares outstanding	55,661	55,448	55,509	55,557
Weighted-average diluted shares outstanding	55,665	55,522	55,511	55,608
See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020

Net income (loss)	$5,330	$(40,874)	$9,629	$(39,636)
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of tax	(1,760)	(29,846)	9,517	(23,775)
Comprehensive income (loss)	$3,570	$(70,720)	$19,146	$(63,411)
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited except for balances as of September 30, 2020 and September 30, 2019)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2020	55,303	$551	$398,475	$318,169	$(68,068)	$649,127
Stock compensation	—	—	524	—	—	524
Release of restricted stock	296	5	—	—	—	5
Taxes paid related to net share settlement of equity awards	—	—	(730)	—	—	(730)
Foreign currency translation gain	—	—	—	—	11,277	11,277
Net income	—	—	—	4,299	—	4,299
Balances as of December 31, 2020	55,599	$556	$398,269	$322,468	$(56,791)	$664,502
Stock compensation	—	—	1,094	—	—	1,094
Transfer of consideration for prior period acquisition	33	—	185	—	—	185
Release of restricted stock	212	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(109)	—	—	(109)
Foreign currency translation loss	—	—	—	—	(1,760)	(1,760)
Net income	—	—	—	5,330	—	5,330
Balances as of March 31, 2021	55,844	$558	$399,439	$327,798	$(58,551)	$669,244

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2019	55,535	$556	$407,628	$389,163	$(52,398)	$744,949
Stock compensation	—	—	1,695	—	—	1,695
Release of restricted stock	463	5	—	—	—	5
Taxes paid related to net share settlement of equity awards	—	—	(1,395)	—	—	(1,395)
Foreign currency translation gain	—	—	—	—	6,071	6,071
Purchase and retirement of treasury stock	(142)	(2)	(488)	(473)	—	(963)
Net income	—	—	—	1,238	—	1,238
Balances as of December 31, 2019	55,856	$559	$407,440	$389,928	$(46,327)	$751,600
Stock compensation	—	—	930	—	—	930
Release of restricted stock	13	1	—	—	—	1
Taxes paid related to net share settlement of equity awards	—	—	(63)	—	—	(63)
Foreign currency translation loss	—	—	—	—	(29,846)	(29,846)
Purchase and retirement of treasury stock	(801)	(9)	(2,136)	(2,050)	—	(4,195)
Net loss	—	—	—	(40,874)	—	(40,874)
Balances as of March 31, 2020	55,068	$551	$406,171	$347,004	$(76,173)	$677,553

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
(in thousands)	2021	2020

Operating activities:
Net income (loss)	$9,629	$(39,636)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	15,661	15,495
Amortization of debt discount and deferred financing costs	6,754	6,493
Amortization of lease right-of-use asset	23,835	22,752
Accretion of notes receivable discount and deferred compensation fee	—	(546)
Deferred income taxes	(1,119)	(3,698)
Impairment of goodwill and intangible assets	—	47,060
Other adjustments	(250)	1,810
Provision for inventory reserve	(5,265)	(742)
Stock compensation expense	1,618	2,722
Equity in net (income) loss of unconsolidated affiliates	(1,766)	4,713
Changes in operating assets and liabilities:
Service charges and fees receivable	(106)	4,027
Inventory	6,481	(539)
Prepaid expenses, other current assets and other assets	3,874	(2,791)
Accounts payable, accrued expenses and other liabilities	(43,436)	(37,799)
Customer layaway deposits	238	538
Income taxes	2,573	1,412
Net cash provided by operating activities	18,721	21,271
Investing activities:
Loans made	(269,468)	(351,050)
Loans repaid	177,888	229,054
Recovery of pawn loan principal through sale of forfeited collateral	109,019	158,792
Capital expenditures, net	(8,359)	(12,160)
Principal collections on notes receivable	—	4,000
Net cash provided by investing activities	9,080	28,636
Financing activities:
Taxes paid related to net share settlement of equity awards	(839)	(1,458)
Payout of deferred consideration	—	(175)
Proceeds from borrowings, net of issuance costs	—	(109)
Payments on borrowings	(871)	(355)
Repurchase of common stock	—	(5,159)
Net cash used in financing activities	(1,710)	(7,256)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5,000	(7,364)
Net increase in cash, cash equivalents and restricted cash	31,091	35,287
Cash, cash equivalents and restricted cash at beginning of period	312,553	162,442
Cash, cash equivalents and restricted cash at end of period	$343,644	$197,729

Supplemental disclosure of cash flow information
Cash and cash equivalents	$335,638	$193,729
Restricted cash	8,006	4,000
Total cash and cash equivalents and restricted cash	$343,644	$197,729

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$99,285	$156,468
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
In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Financial results for the three and six-month periods ended March 31, 2021, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2021.
Our business is subject to seasonal variations, and operating results for the three and six months ended March 31, 2021 and 2020 (the "current quarter" and "prior-year quarter," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
There have been no changes that have had a material impact in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2020.
Principles of Consolidation
The accompanying Condensed Consolidated Financial Statements include the accounts of EZCORP, Inc. and its wholly owned subsidiaries. We use the equity method of accounting for entities in which we have a 50% or less investment and exercise significant influence. We account for equity investments for which we do not have significant influence and without readily determinable fair values at cost with adjustments for observable changes in price in orderly transactions for identical or similar investments of the same issuer or impairments. All inter-company accounts and transactions have been eliminated in consolidation.
Reclassifications
We have reclassified certain amounts in prior-period financial statements to conform to the current period presentation.
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
We adopted ASU 2016-13 effective October 1, 2020 using the modified retrospective approach. There was no net cumulative effect adjustment to retained earnings as of October 1, 2020 as a result of this adoption. This amendment did not have a material impact on our balance sheets or cash flows from operations and did not have a material impact on our operating results.
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
NOTE 2: EXPECTED CREDIT LOSSES
We adopted ASU 2016-13 effective October 1, 2020. We have financing receivables within the scope of ASU 2016-13, specifically pawn loans receivables and related pawn service charges receivables.
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
We have evaluated, on a collective basis, our pawn loan receivables and pawn service charge receivables and determined the new credit loss standard did not have a material impact on our consolidated financial statements, as our current polices appropriately capture lifetime expected credit losses.
The presentation of pawn loan and pawn service charge receivable as separate line items on our consolidated balance sheet will remain unchanged under the new credit loss standard.
As of March 31, 2021, pawn loan and related pawn service charge receivable, net were $125.3 million and $20.8 million, respectively.

NOTE 3: OTHER CHARGES
During the fourth quarter of fiscal 2020, we began to implement strategic initiatives to refocus on our core pawn business and optimize our cost structure in order to improve our bottom line performance and position the Company for sustainable growth. The initiatives focused on workforce reductions, closure of our CASHMAX operations, store closures, write-offs and other miscellaneous charges. We recorded $20.4 million of such charges for the quarter ended September 30, 2020, and had accrued charges of $10.7 million remaining at September 30, 2020. We had no similar charges for the six months ended March 31, 2021.

(in thousands)	Accrued Charges at September 30, 2020	Charges	Payments and Adjustments	Accrued Charges at December 31, 2020	Charges	Payments and Adjustments	Accrued Charges at March 31, 2021
Cash charges:
Labor reduction costs	$5,946	$—	$(2,343)	$3,603	$—	$(1,075)	$2,528
CASHMAX shutdown costs	800	—	$(400)	$400	—	$(400)	$—
Store closure costs	1,806	—	$(1,706)	$100	—	$(100)	$—
Other	2,166	—	$(166)	$2,000	—	$—	$2,000
	10,718	$—	$(4,615)	$6,103	$—	$(1,575)	$4,528

NOTE 4: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2021	2020	2021	2020

Net income (loss)	$5,330	$(40,874)	$9,629	$(39,636)

Earnings per common share
Average common share outstanding (denominator)	55,661	55,448	55,509	55,557
Earnings per common share	$0.10	$(0.74)	$0.17	$(0.71)

Diluted earnings per common share
Average common share outstanding	55,661	55,448	55,509	55,557
Dilutive effect of restricted stock and convertible notes*	4	74	2	51
Diluted average common shares outstanding (denominator)	55,665	55,522	55,511	55,608

Diluted earnings per common share	$0.10	$(0.74)	$0.17	$(0.71)

Potential common shares excluded from the calculation of diluted earnings per share above*:
Restricted stock**	964	2,777	$831	$2,495
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

The table below presents balances of our operating leases:

(in thousands)	March 31, 2021	March 31, 2020	September 30, 2020

Right-of-use asset	$170,479	$206,839	$183,809

Lease liability, current	$41,060	$44,076	$49,742
Lease liability, non-current	138,622	171,006	153,040
Total lease liability	$179,682	$215,082	$202,782
The table below provides the composition of our lease costs:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020

Operating lease expense	$14,616	$15,453	$29,815	$31,978
Variable lease expense	2,923	3,093	5,968	5,900
Other (1)	(859)	—	(1,725)	—
Total lease expense	$16,680	$18,546	$34,058	$37,878
(1) Includes sublease rental income.

Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in "Store" and "General and Administrative" expense, based on the underlying lease use.
Other supplemental information includes the following for our operating leases:

	Six Months Ended March 31,
	2021	2020

Weighted-average remaining contractual lease term (years)	5.07	5.72
Weighted-average incremental borrowing rate	7.88%	8.25%

Maturities of lease liabilities as of March 31, 2021 were as follows (in thousands):

Remaining 2021	$26,419
Fiscal 2022	53,629
Fiscal 2023	41,651
Fiscal 2024	30,463
Fiscal 2025	21,522
Thereafter	45,866
Total lease payments	$219,550
Less: Portion representing interest	39,868
Present value of operating lease liabilities	$179,682
Less: Current portion	41,060
Non-current portion	$138,622

We recorded $6.6 million and $0.9 million in non-cash additions to our right of use assets and lease liabilities for the six months ended March 31, 2021 and March 31, 2020, respectively.

NOTE 6: STRATEGIC INVESTMENTS
As of March 31, 2021, we owned 214,183,714 shares, or 34.75%, of Cash Converters International Limited ("Cash Converters International"). The following tables present summary financial information for Cash Converters International’s most recently reported results at December 31, 2020 after translation to U.S. dollars:

	December 31,
(in thousands)	2020	2019

Current assets	$170,412	$164,906
Non-current assets	189,810	199,277
Total assets	$360,222	$364,183

Current liabilities	$59,962	$93,958
Non-current liabilities	58,368	60,503
Shareholders’ equity	241,892	209,722
Total liabilities and shareholders’ equity	$360,222	$364,183

	Half-Year Ended December 31,
(in thousands)	2020	2019

Gross revenues	$71,153	$98,531
Gross profit	51,231	59,250
Net profit (loss)	5,561	(13,280)
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
Fair Value Measurement on a Recurring Basis
As of March 31, 2021 and September 30, 2020, we did not have any financial assets or liabilities measured at fair value on a recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value
The tables below present our estimates of fair value of financial assets and liabilities that were not measured at fair value:

	Carrying Value	Estimated Fair Value
	March 31, 2021	March 31, 2021	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,164	$1,164	$—	$—	$1,164
Investments in unconsolidated affiliates	34,961	45,491	37,894	—	7,597

Financial liabilities:
2024 Convertible Notes	$120,307	$132,609	$—	$132,609	$—
2025 Convertible Notes	136,836	143,175	—	143,175	—

	Carrying Value	Estimated Fair Value
	March 31, 2020	March 31, 2020	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Notes receivable from Grupo Finmart, net	$3,728	$3,853	$—	$—	$3,853
2.89% promissory note receivable due April 2024	1,132	1,132	—	—	1,132
Investments in unconsolidated affiliates	27,993	27,513	19,734	—	7,779

Financial liabilities:
2024 Convertible Notes	$114,196	$106,203	$—	$106,203	$—
2025 Convertible Notes	129,624	128,081	—	128,081	—
8.5% unsecured debt due 2024	983	983	—	—	983
CASHMAX secured borrowing facility	(248)	281	—	—	281

	Carrying Value	Estimated Fair Value
	September 30, 2020	September 30, 2020	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,148	$1,148	$—	$—	$1,148
Investments in unconsolidated affiliates	32,458	32,597	24,833	—	7,764

Financial liabilities:
2024 Convertible Notes	$117,193	$129,979	$—	$129,979	$—
2025 Convertible Notes	133,164	137,569	—	137,569	—
8.5% unsecured debt due 2024	872	872	—	—	872
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
In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024. The note approximated its carrying value as of March 31, 2021.
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
In September 2020, we received the final payment from AlphaCredit on the notes receivable related to the sale of Grupo Finmart and recorded the amount under “Restricted cash” in our consolidated balance sheet as of March 31, 2021. In August 2019, AlphaCredit notified us of an indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined.
NOTE 8: DEBT
The following table presents the Company's debt instruments outstanding:

	March 31, 2021			March 31, 2020			September 30, 2020
(in thousands)	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

2024 Convertible Notes	$143,750	$(23,443)	$120,307	$143,750	$(29,554)	$114,196	$143,750	$(26,557)	$117,193
2025 Convertible Notes	172,500	(35,664)	136,836	172,500	(42,876)	129,624	172,500	(39,336)	133,164
8.5% unsecured debt due 2024*	—	—	—	983	—	983	872	—	872
CASHMAX secured borrowing facility*	—	—	—	281	(529)	(248)	—	—	—
Total	$316,250	$(59,107)	$257,143	$317,514	$(72,959)	$244,555	$317,122	$(65,893)	$251,229
Less current portion	—	—	—	267	—	267	213	—	213
Total long-term debt	$316,250	$(59,107)	$257,143	$317,247	$(72,959)	$244,288	$316,909	$(65,893)	$251,016
* Amount translated from Guatemalan quetzals and Canadian dollars as of applicable period end. Certain disclosures omitted due to materiality considerations.
The following table presents the Company's contractual maturities related to the debt instruments as of March 31, 2021:

	Schedule of Contractual Maturities
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

2024 Convertible Notes*	$143,750	$—	$—	$143,750	$—
2025 Convertible Notes*	172,500	—	—	172,500	—
	$316,250	$—	$—	$316,250	$—
* Excludes the potential impact of embedded derivatives as discussed below.

The following table presents the Company's interest expense related to the Convertible Notes for the three and six months ended March 31, 2021 and 2020:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2021	2020	2021	2020

2024 Convertible Notes:
Contractual interest expense	$1,033	$1,033	$2,066	$2,066
Amortization of debt discount and deferred financing costs	1,572	1,457	3,114	2,886
Total interest expense	$2,605	$2,490	$5,180	$4,952

2025 Convertible Notes:
Contractual interest expense	$1,024	$1,024	$2,048	$2,048
Amortization of debt discount and deferred financing costs	1,853	1,722	3,672	3,413
Total interest expense	$2,877	$2,746	$5,720	$5,461
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
The carrying amount of the 2024 Convertible Notes as a separate equity-classified instrument (the “2024 Convertible Notes Embedded Derivative”) included in “Additional paid-in capital” in our condensed consolidated balance sheets as of March 31, 2021 was $39.8 million, ($25.3 million, net of tax). The effective interest rate for the three and six months ended March 31, 2021 was approximately 9%. As of March 31, 2021, the remaining unamortized debt discount and issuance costs will be amortized through the 2024 Maturity Date assuming no early conversion.
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
If, among other triggers described in the 2017 Indenture, the market price of the Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2024 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2024 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of March 31, 2021. As of March 31, 2021, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
2.375% 2025 Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”). The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the "2018 Indenture") by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2018 Indenture. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the "2025 Maturity Date"), unless converted, redeemed or repurchased in accordance with the terms prior to such date. The carrying amount of the 2025 Convertible Notes as a separate equity-classified instrument (the “2025 Convertible Notes Embedded Derivative”) included in “Additional paid-in capital” in our condensed consolidated balance sheets as of March 31, 2021 was $49.6 million, ($39.1 million, net of tax). The effective interest rate for the three and six months ended March 31, 2021 was approximately 9%. As of March 31, 2021, the remaining unamortized debt discount and issuance costs will be amortized through the 2025 Maturity Date assuming no early conversion.

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
If, among other triggers described in the 2018 Indenture, the market price of the Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2025 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2025 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of March 31, 2021. As of March 31, 2021, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
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
NOTE 9: SHARE-BASED COMPENSATION
Common Stock Repurchase Program
In December 2019, the Company's Board of Directors (the "Board") authorized the repurchase of up to $60.0 million of our Class A Common Stock over three years. Repurchases under the program were suspended in March 2020 in order to preserve liquidity as a result of uncertainties related to the COVID-19 pandemic. No share repurchases under the program have been made during fiscal 2021. During fiscal 2020, we repurchased and retired 943,149 shares of our Class A Common Stock for $5.2 million, which was allocated between "Additional paid-in capital" and "Retained earnings" in our condensed consolidated balance sheets.
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
In December 2020, we granted 143,145 restricted stock awards to our non-employee directors at a grant date fair value of $5.03. These awards vested in February 2021 (79,525 awards) and March 2021 (63,620 awards). In February 2021, we granted 127,744 restricted stock awards to our non-employee directors at a grant date fair value of $5.01, which awards will vest at the next annual meeting of stockholders, but no later than March 31, 2022.
In January 2021, we granted 289,592 restricted stock awards to employees at a grant date fair value of $4.68 and 275,107 restricted stock awards to employees at a grant date fair value of $4.71. These awards vest on September 30, 2021 and September 30, 2022, respectively.
In February 2021, we granted 392,419 restricted stock awards to employees at a grant date fair value of $4.96, which vest on September 30, 2023.
During the first quarter of fiscal 2020, we granted 222,912 shares of restricted stock awards to non-employee directors based on a share price of $6.46. These awards vested on September 30, 2020.
NOTE 10: INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law and includes certain income tax provisions relevant to businesses. We recognized the effect on the consolidated financial statements in the period ended March 31, 2020. For the period ended March 31, 2021, the CARES Act has not had a material impact on our consolidated financial statements. At this time, we do not expect the impact of the CARES Act to have a material impact on our consolidated financial statements for the year ending September 30, 2021.

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

	Three Months Ended March 31, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$93,827	$21,398	$—	$115,225	$—	$115,225
Jewelry scrapping sales	3,581	2,494	—	6,075	—	6,075
Pawn service charges	49,577	13,859	—	63,436	—	63,436
Other revenues	29	—	174	203	—	203
Total revenues	147,014	37,751	174	184,939	—	184,939
Merchandise cost of goods sold	51,812	13,978	—	65,790	—	65,790
Jewelry scrapping cost of goods sold	3,149	2,252	—	5,401	—	5,401
Other cost of revenues	—	—	—	—	—	—
Net revenues	92,053	21,521	174	113,748	—	113,748
Segment and corporate expenses (income):
Store expenses	63,657	17,492	—	81,149	—	81,149
General and administrative	—	—	—	—	13,771	13,771
Depreciation and amortization	2,636	1,793	—	4,429	3,660	8,089
Loss on sale or disposal of assets and other	—	101	—	101	11	112
Interest expense	—	—	—	—	5,518	5,518
Interest income	—	(571)	—	(571)	(14)	(585)
Equity in net income of unconsolidated affiliates	—	—	(1,250)	(1,250)	—	(1,250)
Other expense	—	85	9	94	51	145
Segment contribution	$25,760	$2,621	$1,415	$29,796
Income (loss) before income taxes				$29,796	$(22,997)	$6,799

	Three Months Ended March 31, 2020
(in thousands)	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$102,447	$27,383		$129,830	$—	$129,830
Jewelry scrapping sales	9,659	2,219		11,878	—	11,878
Pawn service charges	61,700	18,522		80,222	—	80,222
Other revenues	31	25	1,294	1,350		1,350
Total revenues	173,837	48,149	1,294	223,280	—	223,280
Merchandise cost of goods sold	65,286	20,490	—	85,776	—	85,776
Jewelry scrapping cost of goods sold	7,800	1,817	—	9,617	—	9,617
Other cost of revenues	—	37	488	525	—	525
Net revenues	100,751	25,805	806	127,362	—	127,362
Segment and corporate expenses (income):
Store expenses	67,619	18,469	1,560	87,648	—	87,648
General and administrative	—	—	—	—	15,341	15,341
Impairment of goodwill, intangible and other assets	10,000	35,936	1,124	47,060	—	47,060
Depreciation and amortization	2,711	1,940	23	4,674	3,088	7,762
(Gain) loss on sale or disposal of assets and other	—	(123)	—	(123)	384	261
Interest expense	—	402	154	556	5,325	5,881
Interest income	—	(369)	—	(369)	(572)	(941)
Equity in net income of unconsolidated affiliates	—	—	(1,184)	(1,184)	—	(1,184)
Other (income) expense	—	(309)	20	(289)	(52)	(341)
Segment contribution (loss)	$20,421	$(30,141)	$(891)	$(10,611)
Loss before income taxes				$(10,611)	$(23,514)	$(34,125)

	Six Months Ended March 31, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$176,080	$46,928	$—	$223,008	$—	$223,008
Jewelry scrapping sales	7,585	5,249	—	12,834	—	12,834
Pawn service charges	99,797	27,128	—	126,925	—	126,925
Other revenues	51	7	249	307	—	307
Total revenues	283,513	79,312	249	363,074	—	363,074
Merchandise cost of goods sold	99,871	30,462	—	130,333	—	130,333
Jewelry scrapping cost of goods sold	5,993	4,610	—	10,603	—	10,603
Other cost of revenues	—	—		—	—	—
Net revenues	177,649	44,240	249	222,138	—	222,138
Segment and corporate expenses (income):
Store expenses	125,749	34,709	—	160,458	—	160,458
General and administrative	—	—	—	—	26,281	26,281
Depreciation and amortization	5,372	3,653	—	9,025	6,636	15,661
Loss on sale or disposal of assets and other	27	—	—	27	63	90
Interest expense	—	—	—	—	10,973	10,973
Interest income	—	(1,335)	—	(1,335)	(71)	(1,406)
Equity in net income of unconsolidated affiliates	—	—	(1,766)	(1,766)	—	(1,766)
Other (income) expense	—	(370)	(201)	(571)	117	(454)
Segment contribution	$46,501	$7,583	$2,216	$56,300
Income (loss) before income taxes				$56,300	$(43,999)	$12,301

	Six Months Ended March 31, 2020
(in thousands)	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$197,801	$58,757	$—	$256,558	$—	$256,558
Jewelry scrapping sales	15,776	5,630	—	21,406	—	21,406
Pawn service charges	125,790	39,157	—	164,947	—	164,947
Other revenues	67	50	2,686	2,803	—	2,803
Total revenues	339,434	103,594	2,686	445,714	—	445,714
Merchandise cost of goods sold	126,650	43,202	—	169,852	—	169,852
Jewelry scrapping cost of goods sold	12,555	4,816	—	17,371	—	17,371
Other cost of revenues	—	37	1,024	1,061	—	1,061
Net revenues	200,229	55,539	1,662	257,430	—	257,430
Segment and corporate expenses (income):
Store expenses	135,678	38,452	2,793	176,923	—	176,923
General and administrative	—	—	—	—	34,179	34,179
Impairment of goodwill, intangible and other assets	10,000	35,936	1,124	47,060	—	47,060
Depreciation and amortization	5,576	3,829	57	9,462	6,033	15,495
(Gain) loss on sale or disposal of assets and other	—	(95)	—	(95)	1,100	1,005
Interest expense	—	430	324	754	10,456	11,210
Interest income	—	(757)	—	(757)	(1,027)	(1,784)
Equity in net loss of unconsolidated affiliates	—	—	4,713	4,713	—	4,713
Other (income) expense	—	(242)	19	(223)	(20)	(243)
Segment contribution (loss)	$48,975	$(22,014)	$(7,368)	$19,593
Income (loss) before income taxes				$19,593	$(50,721)	$(31,128)

NOTE 13: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	March 31, 2021	March 31, 2020	September 30, 2020

Gross pawn service charges receivable	$26,607	$34,843	$27,259
Allowance for uncollectible pawn service charges receivable	(5,765)	(7,539)	(6,679)
Pawn service charges receivable, net	$20,842	$27,304	$20,580

Gross inventory	$93,470	$182,794	$108,205
Inventory reserves	(7,256)	(9,543)	(12,314)
Inventory, net	$86,214	$173,251	$95,891

Prepaid expenses and other	$7,881	$8,953	$10,614
Accounts receivable and other	8,442	10,934	6,991
Income taxes receivable	14,353	3,742	15,298
Prepaid expenses and other current assets	$30,676	$23,629	$32,903

Property and equipment, gross	$273,513	$261,234	$267,509
Accumulated depreciation	(221,677)	(202,447)	(210,523)
Property and equipment, net	$51,836	$58,787	$56,986

Accounts payable	$17,957	$15,582	$19,114
Accrued expenses and other	51,062	37,570	52,390
Accounts payable, accrued expenses and other current liabilities	$69,019	$53,152	$71,504

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
Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher pawn service charges (“PSC”). The following chart presents sources of net revenues, including PSC, merchandise sales gross profit ("Merchandise sales GP") and jewelry scrapping gross profit ("Jewelry Scrapping GP") for the three and six months ended March 31, 2021 and 2020:
The following chart presents sources of net revenues by geographic disbursement for the three and six months ended March 31, 2021 and 2020:

Business Developments
COVID-19
The COVID-19 pandemic continues to affect the U.S. and global economies, and as disclosed in our 2020 Annual Report on Form 10-K, the pandemic also affected our business in a variety of ways beginning in the second quarter of fiscal 2020 and continuing into fiscal 2021.
Our business was negatively impacted by COVID-19 during the current quarter largely due to increased loan redemptions as compared to the prior-year quarter, resulting in decreased loan balances in both the U.S. and Latin America. Additionally, the impact of sustained lower pawn loan portfolios has led to reduced inventory available for sale. Retail sales margins increased significantly during the current quarter in both the U.S. and Latin America compared to the prior-year quarter as a result of continued retail demand for value priced pre-owned merchandise and lower levels of aged inventory, all of which limited the need for normal discounting. In Latin America, we are seeing continued impact as the result of constrained traffic, limited operating hours and increased remittances from the U.S. As a result, our net revenues for the three months ended March 31, 2021 were down $13.6 million as compared to the prior-year quarter.
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
Reinvestment of Dividends
On February 21, 2021, Cash Converters International announced that its board of directors declared an interim dividend of AUD $0.01 per share, which was payable on April 14, 2021 to ordinary shareholders of record as of the close of business on March 25, 2021. We elected to receive our dividend entitlement in the form of additional ordinary shares pursuant to Cash Converters International's pre-existing Dividend Reinvestment Plan. Under that plan, on April 14, 2021, we received an additional 9,519,277 shares, bringing our total ownership to 223,702,991 shares, representing 35.65% of Cash Converters International's total outstanding ordinary shares.
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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and six months ended March 31, 2021 and March 31, 2020 were as follows:

	March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2021	2020	2021	2020	2021	2020

Mexican peso	20.5	23.8	20.3	20.0	20.4	19.6
Guatemalan quetzal	7.6	7.6	7.6	7.5	7.6	7.5
Honduran lempira	23.7	24.4	23.8	24.3	23.9	24.3
Peruvian sol	3.7	3.4	3.6	3.4	3.6	3.3

Operating Results
Segments
We manage our business and report our financial results in three reportable operating segments;
•U.S. Pawn — Represents all pawn activities in the United States;
•Latin America Pawn — Represents all pawn activities in Mexico and other parts of Latin America; and
•Other International — Represents our equity interest in the net income of Cash Converters International and Rich Data Corporation and our financial services stores in Canada, operating under the CASHMAX brand. In the fourth quarter of fiscal 2020, we closed our stores in Canada, and closing activities related to CASHMAX in fiscal year 2021 are not material.
See Note 12 (Segment Information) for information regarding changes in reportable segments. Our historical segment results have been recast to conform to current presentation.
Store Data by Segment

	Three Months Ended March 31, 2021
	U.S. Pawn	Latin America Pawn	Consolidated

As of December 31, 2020	505	502	1,007
New locations opened	—	4	4
As of March 31, 2021	505	506	1,011

	Three Months Ended March 31, 2020
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of December 31, 2019	512	484	22	1,018
New locations opened	—	9	—	9
As of March 31, 2020	512	493	22	1,027

	Six Months Ended March 31, 2021
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2020	505	500	1,005
New locations opened	—	6	6
As of March 31, 2021	505	506	1,011

	Six Months Ended March 31, 2020
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2019	512	480	22	1,014
New locations opened	—	13	—	13
As of March 31, 2020	512	493	22	1,027

Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020
These tables, as well as the discussion that follows, should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020

Net revenues:
Pawn service charges	$49,577	$61,700	(20)%

Merchandise sales	93,827	102,447	(8)%
Merchandise sales gross profit	42,015	37,161	13%
Gross margin on merchandise sales	45%	36%	900bps

Jewelry scrapping sales	3,581	9,659	(63)%
Jewelry scrapping sales gross profit	432	1,859	(77)%
Gross margin on jewelry scrapping sales	12%	19%	(700)bps

Other revenues	29	31	(6)%
Net revenues	92,053	100,751	(9)%

Segment operating expenses:
Store expenses	63,657	67,619	(6)%
Impairment of goodwill, intangibles and other assets	—	10,000	*
Depreciation and amortization	2,636	2,711	(3)%
Segment contribution	$25,760	$20,421	26%

Other data:
Net earning assets (a)	$165,151	$263,112	(37)%
Inventory turnover	2.9	2.0	45%
Average monthly ending pawn loan balance per store (b)	$214	$271	(21)%
Monthly average yield on pawn loans outstanding	15%	14%	100bps
Pawn loan redemption rate	87%	86%	100bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

Pawn service charges decreased by 20% due to a decrease in pawn loans outstanding resulting from the effects of the COVID-19 pandemic. Same stores pawn service charges decreased by 19%.
Merchandise sales decreased 8% on both a total and same store basis driven by lower inventory levels. Merchandise sales gross profit increased 13% to $42.0 million driven by a 900 bps improvement in merchandise sales gross profit margin, primarily due to reduced aged inventory levels and improved inventory turnover.
Store expenses decreased by 6% driven by a reduction in labor expense.
Segment contribution increased $5.3 million or 26% due to a $4.0 million decrease in store expenses and a $10.0 million impairment charge taken in the prior year quarter with no similar charge in the current year quarter, partially offset by a $8.7 million decrease in net revenues driven by the decrease in pawn service charges described above.

Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Financial Information."

	Three Months Ended March 31,
(in thousands)	2021 (GAAP)	2020 (GAAP)	Change (GAAP)	2021 (Constant Currency)	Change (Constant Currency)

Net revenues:
Pawn service charges	$13,859	$18,522	(25)%	$14,096	(24)%

Merchandise sales	21,398	27,383	(22)%	21,804	(20)%
Merchandise sales gross profit	7,420	6,893	8%	7,567	10%
Gross margin on merchandise sales	35%	25%	1,000bps	35%	1,000bps

Jewelry scrapping sales	2,494	2,219	12%	2,472	11%
Jewelry scrapping sales gross profit	242	402	(40)%	248	(38)%
Gross margin on jewelry scrapping sales	10%	18%	(800)bps	10%	(800)bps

Other revenues, net	—	(12)	(100)%	—	(100)%
Net revenues	21,521	25,805	(17)%	21,911	(15)%

Segment operating expenses:
Store Expenses	17,492	18,469	(5)%	17,834	(3)%
Impairment of goodwill, intangible and other assets	—	35,936	(100)%	—	(100)%
Depreciation and amortization	1,793	1,940	(8)%	1,830	(6)%
Segment operating contribution	2,236	(30,540)	107%	2,247	107%

Other segment income (a)	(385)	(399)	(4)%	(425)	7%
Segment contribution	$2,621	$(30,141)	109%	$2,672	109%

Other data:
Net earning assets (b)	$46,331	$70,318	(34)%	$41,845	(40)%
Inventory turnover	4.0	2.5	60%	4.0	60%
Average monthly ending pawn loan balance per store (c)	$56	$83	(33)%	$56	(33)%
Monthly average yield on pawn loans outstanding	17%	15%	200bps	17%	200bps
Pawn loan redemption rate (d)	82%	78%	400bps	82%	400bps

(a)
Fiscal 2021 constant currency amount excludes a nominal net GAAP basis foreign currency transaction adjustment resulting from movement in exchange rates. The net foreign currency transaction adjustment for fiscal 2020 was nominal and are included in the above results.

(b)	Balance includes pawn loans and inventory.
(c)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(d)	Rate is solely inclusive of results from Mexico Pawn.
In the current quarter, our Latin America pawn segment opened four de novo stores.
Pawn service charges decreased 25% (24% on a constant currency basis). Same stores pawn service charges also decreased by 25% (24% on a constant currency basis). The average ending monthly pawn loan balance outstanding during the current quarter was down 33%. We have experienced a substantial decline in new loans activity and associated loan balances as the result of the impact of constrained traffic, limited operating hours and increased remittances from the U.S.
Merchandise sales decreased 22% (20% on a constant currency basis) and 22% on a same store basis (21% on a constant currency basis) driven by lower inventory levels. This decrease in merchandise sales was offset by an increase in merchandise sales gross profit of 8% to $7.4 million (10% to $7.6 million on a constant currency basis) driven by a 1,000 basis points improvement in merchandise sales gross profit margin primarily due to reduced aged inventory levels and improved inventory turnover.
Store expenses decreased by 5% (3% on a constant currency basis) driven by a reduction in labor expense.

Segment contribution increased $32.8 million primarily due to a $35.9 million impairment charge of goodwill, intangible and other assets taken in the prior year quarter with no similar charge in the current quarter.
Other International
The following table presents selected financial data for our Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Three Months Ended March 31,		Change
(in thousands)	2021	2020

Net revenues:
Consumer loan fees, interest and other	$174	$1,294	(87)%
Consumer loan debt	—	488	*
Net revenues	174	806	(78)%

Segment operating expenses:
Store expenses	—	1,560	*
Impairment of goodwill, intangibles and other assets	—	1,124	*
Depreciation and amortization	—	23	*
Equity in net income on unconsolidated affiliates	(1,250)	(1,184)	6%
Segment operating contribution	1,424	(717)	299%

Other segment expense	9	174	(95)%
Segment contribution (loss)	$1,415	$(891)	259%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution was $1.4 million, an increase of $2.3 million from the prior-year quarter primarily due to a $1.1 million impairment charge of certain long-lived assets in the second quarter of fiscal 2020 and $1.0 increase in net segment operating contribution resulting from the closure of our Canada operations.
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
Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended March 31,		Percentage Change
(in thousands)	2021	2020

Segment contribution (loss)	$29,796	$(10,611)	381%
Corporate expenses (income):
General and administrative	13,771	15,341	(10)%
Depreciation and amortization	3,660	3,088	19%
Gain on sale or disposal of assets and other	11	384	(97)%
Interest expense	5,518	5,325	4%
Interest income	(14)	(572)	(98)%
Other expense	51	(52)	*
Income before income taxes	6,799	(34,125)	120%
Income tax expense	1,469	6,749	(78)%
Net income	$5,330	$(40,874)	113%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution increased $40.4 million over the prior-year quarter primarily due to a $47.1 million impairment charge of certain long-lived assets in the second quarter of fiscal 2020. Excluding the impairment charges, segment contribution decreased by $6.7 million or 18% primarily due to reduced pawn service charges from a decline in new loan activity and associated loan balances as a result of a change in customer borrowing behaviors due to COVID-19, partially offset by increased merchandise sales gross profit and decreased store expenses.

General and administrative expenses decreased $1.6 million or 10% due to strategic initiatives implemented in the fourth quarter of fiscal year 2020 to optimize our cost structure at the corporate level.
Income tax expense decreased $5.3 million for the quarter primarily due to a decrease in income tax expense of approximately $14.0 million due to non-deductible goodwill impairments booked in the prior year quarter, offset by an increase in income taxes for the current year due to an approximately $43.0 million increase in income from continuing operations.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations.
Six Months Ended March 31, 2021 vs. Six Months Ended March 31, 2020
The tables below and discussion that follows should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Six Months Ended March 31,		Change
(in thousands)	2021	2020

Net revenues:
Pawn service charges	$99,797	$125,790	(21)%

Merchandise sales	176,080	197,801	(11)%
Merchandise sales gross profit	76,209	71,151	7%
Gross margin on merchandise sales	43%	36%	700bps

Jewelry scrapping sales	7,585	15,776	(52)%
Jewelry scrapping sales gross profit	1,592	3,221	(51)%
Gross margin on jewelry scrapping sales	21%	20%	100bps

Other revenues	51	67	(24)%
Net revenues	177,649	200,229	(11)%

Segment operating expenses:
Store expenses	125,749	135,678	(7)%
Impairment of goodwill, intangibles and other assets	—	10,000	*
Depreciation and amortization	5,372	5,576	(4)%
Segment operating contribution	46,528	48,975	(5)%

Other segment expense	27	—	*
Segment contribution	$46,501	$48,975	(5)%

Other data:
Average monthly ending pawn loan balance per store (a)	$224	$286	(22)%
Monthly average yield on pawn loans outstanding	15%	14%	100bps
Pawn loan redemption rate	86%	86%	—bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Pawn service charges decreased 21% (20% on a same store basis) due to a substantial decline in new loans activity and associated loan balances as a result of a change in customer borrowing behaviors as a result of COVID-19.
Merchandise sales decreased 11% (10% on a same store basis) due to lower inventory levels. Merchandise sales gross profit increased 7% to $76.2 million driven by a 700 bps improvement in merchandise sales gross profit margin, primarily driven by reduced aged inventory levels and improved inventory turnover.

Store expenses decreased by 7% due to a reduction in labor expense.
Segment contribution decreased $2.5 million primarily due to the goodwill impairment charge recorded during the prior year quarter. Excluding the goodwill impairment charge, segment contribution decreased $12.5 million, or 21%, to $46.5 million. This decrease was primarily due to the changes in revenue and store expenses described above.
Latin America Pawn
The following table presents selected summary financial data our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Financial Information” above.

	Six Months Ended March 31,
(in thousands)	2021 (GAAP)	2020 (GAAP)	Change (GAAP)	2021 (Constant Currency)	Change (Constant Currency)

Net revenues:
Pawn service charges	$27,128	$39,157	(31)%	$28,045	(28)%

Merchandise sales	46,928	58,757	(20)%	48,588	(17)%
Merchandise sales gross profit	16,466	15,555	6%	17,013	9%
Gross margin on merchandise sales	35%	26%	900bps	35%	900bps

Jewelry scrapping sales	5,249	5,630	(7)%	5,327	(5)%
Jewelry scrapping sales gross profit	639	814	(21)%	666	(18)%
Gross margin on jewelry scrapping sales	12%	14%	(200)bps	13%	(100)bps

Other revenues, net	7	13	(46)%	7	(46)%
Net revenues	44,240	55,539	(20)%	45,731	(18)%

Segment operating expenses:
Store expenses	34,709	38,452	(10)%	35,931	(7)%
Depreciation and amortization	3,653	3,829	(5)%	3,785	(1)%
Impairment of goodwill, intangibles and other assets	—	35,936	(100)%	—	(100)%
Segment operating contribution (loss)	5,878	(22,678)	126%	6,015	127%

Other segment income (a)	(1,705)	(664)	157%	(1,684)	154%
Segment contribution (loss)	$7,583	$(22,014)	134%	$7,699	135%

Other data:
Average monthly ending pawn loan balance per store (b)	$55	$89	(38)%	$56	(37)%
Monthly average yield on pawn loans outstanding	17%	16%	100bps	17%	100bps
Pawn loan redemption rate	82%	78%	400bps	82%	400bps

(a)
Fiscal 2021 constant currency amount excludes a nominal net GAAP basis foreign currency transaction adjustment resulting from movement in exchange rates. The net foreign currency transaction adjustment for fiscal 2020 was nominal and are included in the above results.

(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
During the six months ended March 31, 2021, our Latin America pawn segment opened six de novo stores.
The change in net revenue attributable to same stores and new stores added since the prior-year is summarized as follows:
Pawn service charges decreased 31% (28% on a constant currency basis). Same stores pawn service charges also decreased by 31% (29% on a constant currency basis). The average ending monthly pawn loan balance outstanding during the current quarter was down 38% (37% on a constant currency basis). We have experienced a substantial decline in new loans activity and associated loan balances as the result of the impact of constrained traffic, limited operating hours and increased remittances from the U.S.
Merchandise sales decreased 20% (17% on both a same store and constant currency basis) and 21% on a same store constant currency basis due to lower inventory levels. This decrease in merchandise sales was offset by an increase in merchandise sales gross profit of 6% to

$16.5 million (9% to $17.0 million on a constant currency basis) driven by a 900 bps improvement in merchandise sales gross profit margin primarily due to reduced aged inventory levels and improved inventory turnover.
Store expenses decreased by 10% (7% on a constant currency basis) driven by a reduction in labor expense.
Segment contribution increased $29.6 million primarily due to the impairment charges recorded during the prior year quarter. Excluding the impairment charges, segment contribution decreased $6.3 million, or 46%, to $13.9 million. This decrease was primarily due to the changes in revenue and store expenses described above.
Other International
The following table presents selected financial data for our Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Six Months Ended March 31,		Change
(in thousands)	2021	2020

Net revenues:
Consumer loan fees, interest and other	$249	$2,686	(91)%
Consumer loan debt	—	1,024	(100)%
Net revenues	249	1,662	(85)%

Segment operating expenses:
Store expenses	—	2,850	(100)%
Impairment of goodwill, intangible and other assets	—	1,124	(100)%
Equity in net (income) loss on unconsolidated affiliates	(1,766)	4,713	137%
Segment operating contribution	2,015	(7,025)	129%

Other segment (income) expense	(201)	343	159%
Segment contribution (loss)	$2,216	$(7,368)	130%

Segment contribution was $2.2 million, an increase of $9.6 million from the prior-year quarter primarily due to a $6.5 million increase in the net income from our unconsolidated affiliates, $1.4 decrease in net revenues and a $2.8 million decrease in store expenses resulting from the closure of our Canada operations. We operated 22 financial services stores in Canada under the CASHMAX brand during fiscal year 2020. During the fourth quarter of fiscal year 2020, we closed our CASHMAX business and are no longer operating stores in Canada.
Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Six Months Ended March 31,		Percentage Change
(in thousands)	2021	2020

Segment contribution	$56,300	$19,593	187%
Corporate expenses (income):
General and administrative	26,281	34,179	(23)%
Depreciation and amortization	6,636	6,033	10%
Loss on sale or disposal of assets	63	1,100	(94)%
Interest expense	10,973	10,456	5%
Interest income	(71)	(1,027)	(93)%
Other expense (income)	117	(20)	685%
Income (loss) from continuing operations before income taxes	12,301	(31,128)	140%
Income tax expense	2,672	8,508	(69)%
Net income (loss) attributable to EZCORP, Inc.	$9,629	$(39,636)	124%
Segment contribution increased $36.7 million or 187% over the prior-year period, primarily due to a $47.1 million impairment charge of certain long-lived assets in the second quarter of fiscal 2020. Excluding the impairment charges, segment contribution decreased by $10.4 million or 16% primarily due to reduced pawn service charges from a decline in new loan activity and associated loan balances as a result of a change in customer borrowing behaviors due to COVID-19, partially offset by increased merchandise sales gross profit and decreased store expenses.

General and administrative expenses decreased $7.9 million due to strategic initiatives implemented in the fourth quarter of fiscal year 2020 to optimize our cost structure at the corporate level.
Income tax expense decreased $5.8 million primarily due to a decrease in income tax expense of approximately $14.0 million due to non-deductible goodwill impairments booked in the quarter ended March 31, 2020, offset by an increase in income taxes for the current year due to an approximately $43.0 million increase in income from continuing operations.
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
Cash and Cash Equivalents
Our cash and equivalents balance was $335.6 million at March 31, 2021 compared to $304.5 million at September 30, 2020. At March 31, 2021, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Six Months Ended March 31,		Percentage Change
(in thousands)	2021	2020

Cash flows provided by operating activities	$18,721	$21,271	(12)%
Cash flows provided by investing activities	9,080	28,636	(68)%
Cash flows used in financing activities	(1,710)	(7,256)	76%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,000	(7,364)	168%
Net increase in cash, cash equivalents and restricted cash	$31,091	$35,287	(12)%

Net cash provided by operating activities decreased $2.6 million or 12% year-over-year due to a decrease of $7.3 million in net income adjusted for non-cash items, offset by an increase of $4.8 million in net changes in working capital requirements primarily due to a decrease in inventory of $7.0 million.
Net cash provided by investing activities decreased by $19.6 million, or 68%, year-over-year primarily due to a $49.8 million decrease in the sale of forfeited collateral, offset by an $30.4 million net increase in pawn loan redemptions due to COVID-19 related government stimulus payments.
Net cash used in financing activities decreased $5.5 million, or 76%, year-over-year primarily due to a $5.2 million decrease in the repurchase of common stock.
The net effect of cash flows was a $31.1 million increase in cash on hand during the current year-to-date period, resulting in a $343.6 million ending cash and restricted cash balance.
Sources and Uses of Cash
In December 2019, our Board of Directors authorized a stock repurchase program that will allow us to repurchase up to $60 million of our Class A Non-voting Common Stock over three years. On March 20, 2020, we suspended the repurchase of shares under the program in order to preserve current liquidity given the uncertainty of the impact of the COVID-19 pandemic to our operations. As of September 30, 2020, we had repurchased and retired 943,149 shares of our Class A Common Stock for $5.2 million. The resumption of our stock repurchase program and the amount and timing of purchases will be dependent on a variety of factors, such as the return to normal business conditions, stock price, trading volume, general market conditions, legal and regulatory requirements, cash flow levels, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. During the three and six months ended March 31, 2021, there were no stock repurchases.

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
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2020, these collectively amounted to $12.3 million.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Our principal executive officer and principal financial officer have concluded that as of March 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 11 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2020, as supplemented by the information set forth below.
Illinois recently passed the Predatory Loan Prevention Act, which we do not believe applies to pawn. If it is determined that the new law applies to pawn transactions, our business in Illinois (20 stores) could be adversely affected.
The Illinois Predatory Loan Prevention Act was signed into law on March 23, 2021. Pawn transactions are not mentioned in the act, and we believe that pawn transactions are not subject to the provisions of the act. On April 28, the Illinois Department of Financial & Professional Regulation issued a fact sheet that lists "pawn loans" as among the types of consumer loans covered by the law. We are seeking formal confirmation that the new act does not apply to pawn transactions. If it is determined that the act does apply to pawn, then our business in Illinois could be adversely affected and we could be subject to civil penalties.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In April 2015, we issued a $300,000 promissory note to Diego Creel Miranda in connection with our acquisition of his interest in Renueva Comercial S.A.P.I. de C.V. (known as TUYO), which at the time conducted a buy-sell business in Mexico that we have since discontinued. See Note 3 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended September 30, 2015. We had the option to satisfy the promissory note at maturity either by paying the principal and accrued interest in cash or by issuing shares of our Class A Non-Voting Stock having a market value at the time the note was issued equal to the principal amount. On March 18, 2021, we issued 33,187 shares of our Class A Non-Voting Common Stock, having a market value at the time of issuance of approximately $185,000, in full satisfaction of the promissory note. The shares were issued to a single individual, and in connection with a single, isolated transaction, in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933.

ITEM 6. EXHIBITS
The following exhibits are filed with, or incorporated by reference into, this report.

		Incorporated by Reference				Filed Herewith
Exhibit	Description of Exhibit	Form	File No.	Exhibit	Filing Date

10.1	Form of Restricted Stock Unit Award Agreement for fiscal 2021 grants to executive officers					x
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
32.1†	Certifications of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350					x
32.2†	Certifications of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data files because the XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					x
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					x
104	Cover Page Interactive Data File in Inline XBRL format (contained in Exhibit 101)
_____________________________

†	The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	May 5, 2021	/s/ Jason A. Kulas
Jason A. Kulas, Chief Executive Officer