Form 10-Q
period 2021-06-30
EZCORP INC
filed 2021-08-04
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021 or

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
As of July 31, 2021, 53,086,438 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	June 30, 2021	June 30, 2020	September 30, 2020
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$283,668	$311,130	$304,542
Restricted cash	13,795	4,000	8,011
Pawn loans	157,155	113,290	131,323
Pawn service charges receivable, net	24,965	17,432	20,580
Inventory, net	92,242	123,112	95,891
Notes receivable, net	—	3,866	—
Prepaid expenses and other current assets	28,343	25,754	32,903
Total current assets	600,168	598,584	593,250
Investments in unconsolidated affiliates	35,387	29,483	32,458
Property and equipment, net	55,630	58,098	56,986
Lease right-of-use asset	185,467	204,591	183,809
Goodwill	283,619	257,326	257,582
Intangible assets, net	61,922	65,003	58,638
Notes receivable, net	1,173	1,140	1,148
Deferred tax asset, net	10,292	5,505	8,931
Other assets	4,992	4,572	4,221
Total assets	$1,238,650	$1,224,302	$1,197,023

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$—	$268	$213
Accounts payable, accrued expenses and other current liabilities	84,966	58,358	71,504
Customer layaway deposits	11,884	11,902	11,008
Lease liability	47,241	48,840	49,742
Total current liabilities	144,091	119,368	132,467
Long-term debt, net	260,632	247,618	251,016
Deferred tax liability, net	1,309	2,165	524
Lease liability	149,342	167,716	153,040
Other long-term liabilities	10,058	7,523	10,849
Total liabilities	565,432	544,390	547,896
Commitments and Contingencies (Note 13)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $0.01 per share; shares authorized: 100 million; issued and outstanding: 53,086,438 as of June 30, 2021; 52,097,590 as of June 30, 2020; and 52,332,848 as of September 30, 2020	530	521	521
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	402,522	408,601	398,475
Retained earnings	325,228	341,517	318,169
Accumulated other comprehensive loss	(55,092)	(70,757)	(68,068)
Total equity	673,218	679,912	649,127
Total liabilities and equity	$1,238,650	$1,224,302	$1,197,023

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amount)	2021	2020	2021	2020

Revenues:
Merchandise sales	$107,808	$136,537	$330,816	$393,095
Jewelry scrapping sales	5,673	20,303	18,507	41,709
Pawn service charges	60,431	52,460	187,356	217,407
Other revenues	121	924	428	3,727
Total revenues	174,033	210,224	537,107	655,938
Merchandise cost of goods sold	60,539	91,859	190,872	261,711
Jewelry scrapping cost of goods sold	5,473	16,158	16,076	33,529
Other cost of revenues	—	32	—	1,093
Net revenues	108,021	102,175	330,159	359,605
Operating expenses:
Store expenses	81,803	82,341	242,261	259,264
General and administrative	14,589	16,176	40,870	50,355
Impairment of goodwill, intangible and other assets	—	—	—	47,060
Depreciation and amortization	7,419	7,679	23,080	23,174
Loss on sale or disposal of assets and other	—	255	90	1,260
Other charges	497	—	497	—
Total operating expenses	104,308	106,451	306,798	381,113
Operating income (loss)	3,713	(4,276)	23,361	(21,508)
Interest expense	5,569	5,379	16,542	16,589
Interest income	(512)	(628)	(1,918)	(2,412)
Equity in net (income) loss of unconsolidated affiliates	(643)	1,183	(2,409)	5,896
Other expense (income)	65	28	(389)	(215)
(Loss) income before income taxes	(766)	(10,238)	11,535	(41,366)
Income tax expense (benefit)	1,804	(4,751)	4,476	3,757
Net (loss) income	$(2,570)	$(5,487)	$7,059	$(45,123)

Basic (loss) earnings per share	$(0.05)	$(0.10)	$0.13	$(0.81)
Diluted (loss) earnings per share	$(0.05)	$(0.10)	$0.13	$(0.81)

Weighted-average basic shares outstanding	55,898	55,068	55,639	55,395
Weighted-average diluted shares outstanding	55,898	55,068	55,653	55,395
See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Net (loss) income	$(2,570)	$(5,487)	$7,059	$(45,123)
Other comprehensive income (loss):
Foreign currency translation adjustment, net of tax	3,459	5,416	12,976	(18,359)
Comprehensive income (loss)	$889	$(71)	$20,035	$(63,482)
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited except for balances as of September 30, 2020 and September 30, 2019)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2020	55,303	$551	$398,475	$318,169	$(68,068)	$649,127
Stock compensation	—	—	524	—	—	524
Release of restricted stock	296	5	—	—	—	5
Taxes paid related to net share settlement of equity awards	—	—	(730)	—	—	(730)
Foreign currency translation gain	—	—	—	—	11,277	11,277
Net income	—	—	—	4,299	—	4,299
Balances as of December 31, 2020	55,599	$556	$398,269	$322,468	$(56,791)	$664,502
Stock compensation	—	—	1,094	—	—	1,094
Transfer of consideration for prior period acquisition	33	—	185	—	—	185
Release of restricted stock	212	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(109)	—	—	(109)
Foreign currency translation loss	—	—	—	—	(1,760)	(1,760)
Net Income	—	—	—	5,330	—	5,330
Balances as of March 31, 2021	55,844	$558	$399,439	$327,798	$(58,551)	$669,244
Stock compensation	—	—	1,538	—	—	1,538
Transfer of consideration for current period acquisition	213	2	1,545	—	—	1,547
Foreign currency translation gain	—	—	—	—	3,459	3,459
Net loss	—	—	—	(2,570)	—	(2,570)
Balances as of June 30, 2021	56,057	$560	$402,522	$325,228	$(55,092)	$673,218

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2019	55,535	$556	$407,628	$389,163	$(52,398)	$744,949
Stock compensation	—	—	1,695	—	—	1,695
Release of restricted stock	463	5	—	—	—	5
Taxes paid related to net share settlement of equity awards	—	—	(1,395)	—	—	(1,395)
Foreign currency translation gain	—	—	—	—	6,071	6,071
Purchase and retirement of treasury stock	(142)	(2)	(488)	(473)	—	(963)
Net income	—	—	—	1,238	—	1,238
Balances as of December 31, 2019	55,856	$559	$407,440	$389,928	$(46,327)	$751,600
Stock compensation	—	—	930	—	—	930
Release of restricted stock	13	1	—	—	—	1
Taxes paid related to net share settlement of equity awards	—	—	(63)	—	—	(63)
Foreign currency translation loss	—	—	—	—	(29,846)	(29,846)
Purchase and retirement of treasury stock	(801)	(9)	(2,136)	(2,050)	—	(4,195)
Net loss	—	—	—	(40,874)	—	(40,874)
Balances as of March 31, 2020	55,068	$551	$406,171	$347,004	$(76,173)	$677,553
Stock compensation	—	—	2,430	—	—	2,430
Foreign currency translation gain	—	—	—	—	5,416	5,416
Net loss	—	—	—	(5,487)	—	(5,487)
Balances as of June 30, 2020	55,068	$551	$408,601	$341,517	$(70,757)	$679,912

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2021	2020

Operating activities:
Net income (loss)	$7,059	$(45,123)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	23,080	23,174
Amortization of debt discount and deferred financing costs	10,243	9,814
Amortization of lease right-of-use asset	35,885	34,265
Accretion of notes receivable discount and deferred compensation fee	—	(688)
Deferred income taxes	(576)	(3,327)
Impairment of goodwill and intangible assets	—	47,060
Other adjustments	(331)	2,128
Provision for inventory reserve	(6,812)	(4,477)
Stock compensation expense	3,156	5,093
Equity in net (income) loss of unconsolidated affiliates	(2,409)	5,896
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	(2,832)	14,076
Inventory	5,382	12,467
Prepaid expenses, other current assets and other assets	7,908	(3,348)
Accounts payable, accrued expenses and other liabilities	(51,565)	(40,450)
Customer layaway deposits	511	(709)
Income taxes	4,423	514
Net cash provided by operating activities	33,122	56,365
Investing activities:
Loans made	(423,450)	(442,752)
Loans repaid	260,536	321,718
Recovery of pawn loan principal through sale of forfeited collateral	155,595	248,290
Capital expenditures, net	(14,635)	(20,867)
Acquisitions, net of cash acquired	(15,132)	—
Principal collections on notes receivable	—	4,000
Net cash (used in) provided by investing activities	(37,086)	110,389
Financing activities:
Taxes paid related to net share settlement of equity awards	(839)	(1,458)
Payout of deferred consideration	—	(350)
Proceeds from borrowings, net of issuance costs	—	(106)
Payments on assumed debt and other borrowings	(15,363)	(316)
Repurchase of common stock	—	(5,158)
Net cash used in financing activities	(16,202)	(7,388)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5,076	(6,678)
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,090)	152,688
Cash, cash equivalents and restricted cash at beginning of period	312,553	162,442
Cash, cash equivalents and restricted cash at end of period	$297,463	$315,130

Supplemental disclosure of cash flow information
Cash and cash equivalents	$283,668	$311,130
Restricted cash	13,795	4,000
Total cash and cash equivalents and restricted cash	$297,463	$315,130

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$145,839	$200,160
Transfer of consideration for current period acquisition	1,547	—
Acquisition earn-out contingency	4,608	—
Accrued acquisition consideration held as restricted cash	5,824	—
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
These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended September 30, 2020, filed with the SEC on December 14, 2020 (“2020 Annual Report”).
In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Financial results for the three and nine-month periods ended June 30, 2021, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2021.
Our business is subject to seasonal variations, and operating results for the three and nine months ended June 30, 2021 and 2020 (the "current quarter" and "prior-year quarter," respectively) are not necessarily indicative of the results of operations for the full fiscal year.
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
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include the determination of inventory reserves, expected credit losses, useful lives of long-lived and intangible assets, valuation of share-based compensation, valuation of equity investments, valuation of deferred tax assets and liabilities, loss contingencies related to litigation and discount rates used for operating leases. Actual results may result in actual amounts differing from reported amounts.

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
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for the Company for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020 and adoption must be as of the beginning of our annual fiscal year. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
NOTE 2: ACQUISITIONS
On June 9, 2021, we completed the acquisition of 100% of the common shares of PLO del Bajio S. de R.L. de C.V. (“Bajio”) and gained control of the entity, further expanding our geographic footprint within Mexico with the addition of 128 pawn stores. These stores, operating under the name "Cash Apoyo Efectivo," are located principally in the Mexico City metropolitan area and have strong brand recognition in that market. This is our largest acquisition to date in terms of store-count. We now operate a total of 1,143 pawn stores, 627 of which are in Latin America, including 503 in Mexico.
The total consideration paid for Bajio was $23.6 million, consisting of cash of $17.4 million, of which $11.6 million was paid in cash at closing and the remaining $5.8 million is accrued and held as restricted cash to be paid out per the acquisition agreement and 212,870 shares of our Class A Non-Voting Common Stock valued at $1.6 million. In addition, the sellers may be entitled to additional payments of up to $4.6 million over the next two years, contingent on the performance of the acquired stores with growing its loan portfolio. We recorded this earn-out contingency as part of the total consideration as the metrics are considered achievable by Management.
We also repaid $14.9 million of Bajio’s existing debt assumed in the acquisition on June 9, 2021.
The assets acquired and liabilities assumed are based upon the estimated fair values at the date of acquisition. The excess purchase price over the estimated fair market value of the new assets acquired has been recorded as goodwill.
The estimated fair value of the assets acquired and liabilities assumed are provisional as management is still gathering additional information to complete the purchase accounting. The preliminary allocation of the consideration for the net acquired assets from this business combination were as follows, in thousands:

Cash and cash equivalents	$308
Earning assets	9,462
Lease right-of-use assets	10,826
Property and equipment	4,317
Intangible assets*	3,965
Goodwill	22,957
Other assets	649
Accounts payable, deferred taxes and other liabilities	(3,150)
Lease liability	(10,826)
Assumed debt	(14,931)
Total consideration	$23,577
*Intangible assets consist of $4.0 million in trade names.
The factors contributing to the recognition of goodwill, which is recorded in our Latin America Pawn segment, were based on several strategic and synergistic benefits we expect to realize from the acquisition, including expansion of our store base as well as the ability to further leverage our pawn expertise, investments in information technology and other back office and support functions of our existing Mexico pawn business. We expect none of the goodwill resulting from this business combination will be deductible for income tax purposes.
The results of Bajio have been included in our condensed consolidated financial statements from June 9, 2021 through June 30, 2021, and are reported in our Latin America Pawn segment. The acquired business contributed revenues of $1.7 million and net income of $0.1 million to us for the period from June 9, 2021 to June 30, 2021.
The following unaudited pro forma summary presents consolidated information for us as if the business combination had occurred on October 1, 2019. The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, nor does it reflect additional revenue opportunities following the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020

Revenue	$180,854	$216,083	$558,426	$681,069
Net (loss) income	(2,475)	(5,354)	6,775	(42,628)
Basic (loss) earnings per common share	(0.04)	(0.10)	0.12	(0.75)
Diluted (loss) earnings per common share	(0.04)	(0.10)	0.12	(0.75)
We did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma net revenue and net income. These pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results to reflect the additional amortization that would have been incurred assuming the amortization of the trade name had been applied from October 1, 2019.
During the three and nine months ended June 30, 2021, we incurred total acquisition costs of $0.2 million and $0.4 million, respectively. The acquisition costs were primarily related to legal, accounting and consulting services, were expensed as incurred through June 30, 2021 and are included in general and administrative expenses in the consolidated statements of operations.
In May 2021, we acquired substantially all of the assets associated with 11 pawn stores in the Houston, Texas area, providing an immediate market-leading position in the South Houston area and enhancing our already strong position in the strategically important Houston metro market. We have concluded that this acquisition was immaterial to our overall consolidated financial results and, therefore, have omitted information that would otherwise be required.
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
We have evaluated, on a collective basis, our pawn loan receivables and pawn service charges receivables and determined the new credit loss standard did not have a material impact on our consolidated financial statements, as our current polices appropriately capture lifetime expected credit losses.
The presentation of pawn loan and pawn service charge receivable as separate line items on our consolidated balance sheet will remain unchanged under the new credit loss standard.
As of June 30, 2021, pawn loan and related pawn service charges receivable, net were $157.2 million and $25.0 million, respectively.
NOTE 4: GOODWILL
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

	Nine Months Ended June 30, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2020	$241,928	$15,654	$257,582
Acquisitions	2,394	22,957	25,351
Effect of foreign currency translation changes	—	686	686
Balances as of June 30, 2021	$244,322	$39,297	$283,619

	Nine Months Ended June 30, 2020
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2019	$251,752	$48,775	$300,527
Effect of foreign currency translation changes	—	(1,888)	(1,888)
Measurement period adjustments	176	(149)	27
Impairment charge	(10,000)	(31,340)	(41,340)
Balances as of June 30, 2020	$241,928	$15,398	$257,326

NOTE 5: OTHER CHARGES
During the fourth quarter of fiscal 2020, we began to implement strategic initiatives to refocus on our core pawn business and optimize our cost structure in order to improve our bottom line performance and position us for sustainable growth. The initiatives focused on workforce reductions, closure of our CASHMAX operations, store closures, write-offs and other miscellaneous charges. We recorded $20.4 million of such charges for the quarter ended September 30, 2020, and had accrued charges of $10.7 million remaining at September 30, 2020. We recorded $0.5 million of charges for the three months ended June 30, 2021 related to the closure of store operations in Peru.

(in thousands)	Accrued Charges at September 30, 2020	Charges	Payments and Adjustments	Accrued Charges at March 31, 2021	Charges	Payments and Adjustments	Accrued Charges at June 30, 2021
Cash charges:
Labor reduction costs	$5,946	$—	$(3,418)	$2,528	$—	$(1,454)	$1,074
CASHMAX shutdown costs	800	—	(800)	—	—	—	—
Store closure costs	1,806	—	(1,806)	—	497	—	497
Other	2,166	—	(166)	2,000	—	—	2,000
	$10,718	$—	$(6,190)	$4,528	$497	$(1,454)	$3,571

NOTE 6: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020

Net (loss) income	$(2,570)	$(5,487)	$7,059	$(45,123)

Earnings per common share
Average common share outstanding (denominator)	55,898	55,068	55,639	55,395
(Loss) earnings per common share	$(0.05)	$(0.10)	$0.13	$(0.81)

Diluted earnings per common share
Average common share outstanding	55,898	55,068	55,639	55,395
Dilutive effect of restricted stock and convertible notes*	—	—	14	—
Diluted average common shares outstanding (denominator)	55,898	55,068	55,653	55,395

Diluted (loss) earnings per common share	$(0.05)	$(0.10)	$0.13	$(0.81)

Potential common shares excluded from the calculation of diluted earnings per share above:
Restricted stock**	1,154	3,042	896	2,677
*    Includes time-based share-based awards and Convertible Notes. See Note 10 for discussion of the terms and conditions of the potential impact of the 2024 Convertible Notes and 2025 Convertible Notes. This amount excludes all potential common shares for periods when there is a loss from continuing operations.
**    Includes antidilutive share-based awards as well as performance-based share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.
NOTE 7: LEASES
We determine if a contract contains a lease at inception. Our lease portfolio consists primarily of operating leases for pawn store locations and corporate offices with lease terms ranging from three to ten years.
The information below provides a summary of our leasing activities. See Note 12 in our 2020 Annual Report for additional information about our leasing activities.
The table below presents balances of our operating leases:

(in thousands)	June 30, 2021	June 30, 2020	September 30, 2020

Right-of-use asset	$185,467	$204,591	$183,809

Lease liability, current	$47,241	$48,840	$49,742
Lease liability, non-current	149,342	167,716	153,040
Total lease liability	$196,583	$216,556	$202,782
The table below provides the composition of our lease costs:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020

Operating lease expense	$15,699	$15,624	$47,237	$47,603
Variable lease expense	3,601	3,025	9,768	8,925
Other (1)	(845)	—	(2,570)	—
Total lease expense	$18,455	$18,649	$54,435	$56,528
(1) Includes sublease rental income.

Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in "Store" and "General and Administrative" expense, based on the underlying lease use.
Other supplemental information includes the following for our operating leases:

	Nine Months Ended June 30,
	2021	2020

Weighted-average remaining contractual lease term (years)	5.21	5.58
Weighted-average incremental borrowing rate	7.86%	8.25%

Maturities of lease liabilities as of June 30, 2021 were as follows (in thousands):

Remaining 2021	$14,491
Fiscal 2022	59,908
Fiscal 2023	47,637
Fiscal 2024	35,724
Fiscal 2025	24,970
Thereafter	57,358
Total lease payments	$240,088
Less: Portion representing interest	43,505
Present value of operating lease liabilities	$196,583
Less: Current portion	47,241
Non-current portion	$149,342

We recorded $33.5 million and $10.1 million in non-cash additions to our right of use assets and lease liabilities for the nine months ended June 30, 2021 and June 30, 2020, respectively.
NOTE 8: STRATEGIC INVESTMENTS
On April 14, 2021, we received an additional 9,519,277 shares in Cash Converters International Limited ("Cash Converters International") resulting from the reinvestment of a dividend, bringing our total ownership to 223,702,991 shares, or 35.65% of Cash Converters International as of June 30, 2021.
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
See Note 9 for the fair value and carrying value of our investment in Cash Converters International.

NOTE 9: FAIR VALUE MEASUREMENTS
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
Fair Value Measurement on a Recurring Basis
As of June 30, 2021, June 30, 2020 and September 30, 2020, we did not have any financial assets or liabilities measured at fair value on a recurring basis.

Financial Assets and Liabilities Not Measured at Fair Value
The tables below present our estimates of fair value of financial assets and liabilities that were not measured at fair value on a recurring basis:

	Carrying Value	Estimated Fair Value
	June 30, 2021	June 30, 2021	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,173	$1,173	$—	$—	$1,173
Investments in unconsolidated affiliates	35,387	43,440	35,970	—	7,470

Financial liabilities:
2024 Convertible Notes	$121,910	$150,219	$—	$150,219	$—
2025 Convertible Notes	138,722	154,129	—	154,129	—

	Carrying Value	Estimated Fair Value
	June 30, 2020	June 30, 2020	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Notes receivable from Grupo Finmart, net	$3,866	$3,945	$—	$—	$3,945
2.89% promissory note receivable due April 2024	1,140	1,140	—	—	1,140
Investments in unconsolidated affiliates	29,483	33,602	25,779	—	7,823

Financial liabilities:
2024 Convertible Notes	$115,681	$130,669	$—	$130,669	$—
2025 Convertible Notes	131,378	125,235	—	125,235	—
8.5% unsecured debt due 2024	998	998	—	—	998
CASHMAX secured borrowing facility	(171)	295	—	—	295

	Carrying Value	Estimated Fair Value
	September 30, 2020	September 30, 2020	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,148	$1,148	$—	$—	$1,148
Investments in unconsolidated affiliates	32,458	32,597	24,833	—	7,764

Financial liabilities:
2024 Convertible Notes	$117,193	$129,979	$—	$129,979	$—
2025 Convertible Notes	133,164	137,569	—	137,569	—
8.5% unsecured debt due 2024	872	872	—	—	872
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
In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024. The note approximated its carrying value as of June 30, 2021.
We use the equity method of accounting to account for our 35.65% ownership in Cash Converters International. These inputs are comprised of (a) the quoted stock price on the Australian Stock Exchange multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate as of the end of our reporting period. We included no control premium for owning a large percentage of outstanding shares.

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
In September 2020, we received the final payment from AlphaCredit on the notes receivable related to the sale of Grupo Finmart and recorded the amount under “Restricted cash” in our consolidated balance sheet as of June 30, 2021. In August 2019, AlphaCredit notified us of an indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined.
NOTE 10: DEBT
The following table presents the Company's debt instruments outstanding:

	June 30, 2021			June 30, 2020			September 30, 2020
(in thousands)	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

2024 Convertible Notes	$143,750	$(21,840)	$121,910	$143,750	$(28,069)	$115,681	$143,750	$(26,557)	$117,193
2025 Convertible Notes	172,500	(33,778)	138,722	172,500	(41,122)	131,378	172,500	(39,336)	133,164
8.5% unsecured debt due 2024*	—	—	—	998	—	998	872	—	872
CASHMAX secured borrowing facility*	—	—	—	295	(466)	(171)	—	—	—
Total	$316,250	$(55,618)	$260,632	$317,543	$(69,657)	$247,886	$317,122	$(65,893)	$251,229
Less current portion	—	—	—	268	—	268	213	—	213
Total long-term debt	$316,250	$(55,618)	$260,632	$317,275	$(69,657)	$247,618	$316,909	$(65,893)	$251,016
* Amount translated from Guatemalan quetzals and Canadian dollars as of applicable period end. Certain disclosures omitted due to materiality considerations.
The following table presents the Company's contractual maturities related to the debt instruments as of June 30, 2021:

	Schedule of Contractual Maturities
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

2024 Convertible Notes*	$143,750	$—	$—	$143,750	$—
2025 Convertible Notes*	172,500	—	—	172,500	—
	$316,250	$—	$—	$316,250	$—
* Excludes the potential impact of embedded derivatives as discussed below.

The following table presents the Company's interest expense related to the Convertible Notes for the three and nine months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2021	2020	2021	2020

2024 Convertible Notes:
Contractual interest expense	$1,033	$1,033	$3,100	$3,100
Amortization of debt discount and deferred financing costs	1,602	1,484	4,716	4,370
Total interest expense	$2,635	$2,517	$7,816	$7,470

2025 Convertible Notes:
Contractual interest expense	$1,024	$1,024	$3,073	$3,072
Amortization of debt discount and deferred financing costs	1,886	1,754	5,558	5,168
Total interest expense	$2,910	$2,778	$8,631	$8,240
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
The carrying amount of the 2024 Convertible Notes as a separate equity-classified instrument (the “2024 Convertible Notes Embedded Derivative”) included in “Additional paid-in capital” in our condensed consolidated balance sheets as of June 30, 2021 was $39.8 million, ($25.3 million, net of tax). The effective interest rate for the three and nine months ended June 30, 2021 was approximately 9%. As of June 30, 2021, the remaining unamortized debt discount and issuance costs will be amortized through the 2024 Maturity Date assuming no early conversion.
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
If, among other triggers described in the 2017 Indenture, the market price of the Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2024 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2024 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of June 30, 2021. As of June 30, 2021, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
2.375% 2025 Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”). The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the "2018 Indenture") by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2018 Indenture. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the "2025 Maturity Date"), unless converted, redeemed or repurchased in accordance with the terms prior to such date. The carrying amount of the 2025 Convertible Notes as a separate equity-classified instrument (the “2025 Convertible Notes Embedded Derivative”) included in “Additional paid-in capital” in our condensed consolidated balance sheets as of June 30, 2021 was $49.6 million, ($39.1 million, net of tax). The effective interest rate for the three and nine months ended June 30, 2021 was approximately 9%. As of June 30, 2021, the remaining unamortized debt discount and issuance costs will be amortized through the 2025 Maturity Date assuming no early conversion.

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
If, among other triggers described in the 2018 Indenture, the market price of the Class A Common Stock meets the threshold based on at least 20 of the final 30 trading days of the quarter for the 2025 Convertible Notes to become convertible at the option of the holders during the subsequent quarter, we may be required to classify the 2025 Convertible Notes as current on our condensed consolidated balance sheets for each quarter in which such triggers are met. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of June 30, 2021. As of June 30, 2021, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
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
NOTE 11: SHARE-BASED COMPENSATION
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
NOTE 12: INCOME TAXES
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law and includes certain income tax provisions relevant to businesses. We recognized the effect on the consolidated financial statements in the period ended March 31, 2020. For the period ended June 30, 2021, the CARES Act has not had a material impact on our consolidated financial statements. At this time, we do not expect the impact of the CARES Act to have a material impact on our consolidated financial statements for the year ending September 30, 2021.

NOTE 13: COMMITMENTS AND CONTINGENCIES
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

	Three Months Ended June 30, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$84,465	$23,343	$—	$107,808	$—	$107,808
Jewelry scrapping sales	1,908	3,765	—	5,673	—	5,673
Pawn service charges	44,039	16,392	—	60,431	—	60,431
Other revenues	32	—	89	121	—	121
Total revenues	130,444	43,500	89	174,033	—	174,033
Merchandise cost of goods sold	45,310	15,229	—	60,539	—	60,539
Jewelry scrapping cost of goods sold	1,878	3,595	—	5,473	—	5,473
Other cost of revenues	—	—	—	—	—	—
Net revenues	83,256	24,676	89	108,021	—	108,021
Segment and corporate expenses (income):
Store expenses	62,507	19,296	—	81,803	—	81,803
General and administrative	—	—	—	—	14,589	14,589
Depreciation and amortization	2,600	1,806	—	4,406	3,013	7,419
Other charges	—	497	—	497	—	497
Interest expense	—	—	—	—	5,569	5,569
Interest income	—	(484)	—	(484)	(28)	(512)
Equity in net income of unconsolidated affiliates	—	—	(643)	(643)	—	(643)
Other (income) expense	—	(5)	18	13	52	65
Segment contribution	$18,149	$3,566	$714	$22,429
Income (loss) before income taxes				$22,429	$(23,195)	$(766)

	Three Months Ended June 30, 2020
(in thousands)	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$116,258	$20,279	$—	$136,537		$136,537
Jewelry scrapping sales	17,129	3,174	—	20,303	—	20,303
Pawn service charges	41,069	11,391	—	52,460	—	52,460
Other revenues	40	—	884	924	—	924
Total revenues	174,496	34,844	884	210,224	—	210,224
Merchandise cost of goods sold	75,838	16,021	—	91,859	—	91,859
Jewelry scrapping cost of goods sold	12,875	3,283	—	16,158	—	16,158
Other cost of revenues	—	32	—	32	—	32
Net revenues	85,783	15,508	884	102,175	—	102,175
Segment and corporate expenses (income):
Store expenses	66,243	15,041	1,057	82,341	—	82,341
General and administrative	—	—	—	—	16,176	16,176
Depreciation and amortization	2,749	1,647	3	4,399	3,280	7,679
(Gain) loss on sale or disposal of assets and other	234	23	(20)	237	18	255
Interest expense	—	—	140	140	5,239	5,379
Interest income	—	(404)	—	(404)	(224)	(628)
Equity in net income of unconsolidated affiliates	—	—	1,183	1,183	—	1,183
Other (income) expense	—	(61)	(5)	(66)	94	28
Segment contribution (loss)	$16,557	$(738)	$(1,474)	$14,345
Loss before income taxes				$14,345	$(24,583)	$(10,238)

	Nine Months Ended June 30, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$260,545	$70,271	$—	$330,816	$—	$330,816
Jewelry scrapping sales	9,493	9,014	—	18,507	—	18,507
Pawn service charges	143,836	43,520	—	187,356	—	187,356
Other revenues	83	7	338	428	—	428
Total revenues	413,957	122,812	338	537,107	—	537,107
Merchandise cost of goods sold	145,181	45,691	—	190,872	—	190,872
Jewelry scrapping cost of goods sold	7,871	8,205	—	16,076	—	16,076
Net revenues	260,905	68,916	338	330,159	—	330,159
Segment and corporate expenses (income):
Store expenses	188,256	54,005	—	242,261	—	242,261
General and administrative	—	—	—	—	40,870	40,870
Depreciation and amortization	7,972	5,459	—	13,431	9,649	23,080
Loss on sale or disposal of assets and other	27	—	—	27	63	90
Other charges	—	497	—	497	—	497
Interest expense	—	—	—	—	16,542	16,542
Interest income	—	(1,819)	—	(1,819)	(99)	(1,918)
Equity in net income of unconsolidated affiliates	—	—	(2,409)	(2,409)	—	(2,409)
Other (income) expense	—	(375)	(183)	(558)	169	(389)
Segment contribution	$64,650	$11,149	$2,930	$78,729
Income (loss) before income taxes				$78,729	$(67,194)	$11,535

	Nine Months Ended June 30, 2020
(in thousands)	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$314,059	$79,036	$—	$393,095	$—	$393,095
Jewelry scrapping sales	32,905	8,804	—	41,709	—	41,709
Pawn service charges	166,859	50,548	—	217,407	—	217,407
Other revenues	107	50	3,570	3,727	—	3,727
Total revenues	513,930	138,438	3,570	655,938	—	655,938
Merchandise cost of goods sold	202,488	59,223	—	261,711	—	261,711
Jewelry scrapping cost of goods sold	25,430	8,099	—	33,529	—	33,529
Other cost of revenues	—	69	1,024	1,093	—	1,093
Net revenues	286,012	71,047	2,546	359,605	—	359,605
Segment and corporate expenses (income):
Store expenses	201,921	53,493	3,850	259,264	—	259,264
General and administrative	—	—	—	—	50,355	50,355
Impairment of goodwill, intangible and other assets	10,000	35,936	1,124	47,060	—	47,060
Depreciation and amortization	8,325	5,476	60	13,861	9,313	23,174
(Gain) loss on sale or disposal of assets and other	234	(72)	(20)	142	1,118	1,260
Interest expense	—	430	464	894	15,695	16,589
Interest income	—	(1,161)	—	(1,161)	(1,251)	(2,412)
Equity in net loss of unconsolidated affiliates	—		5,896	5,896	—	5,896
Other (income) expense	—	(303)	14	(289)	74	(215)
Segment contribution (loss)	$65,532	$(22,752)	$(8,842)	$33,938
Income (loss) before income taxes				$33,938	$(75,304)	$(41,366)

NOTE 15: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	June 30, 2021	June 30, 2020	September 30, 2020

Gross pawn service charges receivable	$31,648	$23,674	$27,259
Allowance for uncollectible pawn service charges receivable	(6,683)	(6,242)	(6,679)
Pawn service charges receivable, net	$24,965	$17,432	$20,580

Gross inventory	$98,761	$133,319	$108,205
Inventory reserves	(6,519)	(10,207)	(12,314)
Inventory, net	$92,242	$123,112	$95,891

Prepaid expenses and other	$7,278	$8,980	$10,614
Accounts receivable and other	7,111	6,813	6,991
Income taxes receivable	13,954	9,961	15,298
Prepaid expenses and other current assets	$28,343	$25,754	$32,903

Property and equipment, gross	$283,304	$265,149	$267,509
Accumulated depreciation	(227,674)	(207,051)	(210,523)
Property and equipment, net	$55,630	$58,098	$56,986

Accounts payable	$19,325	$15,304	$19,114
Accrued expenses and other	65,641	43,054	52,390
Accounts payable, accrued expenses and other current liabilities	$84,966	$58,358	$71,504

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of EZCORP, Inc. and its subsidiaries (collectively, “we,” “us”, “our”, "EZCORP" or the “Company”). The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere within this report. This discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2020, as supplemented by the information set forth in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and "Part II, Item 1A — Risk Factors" of this Report, for a discussion of certain risks, uncertainties and assumptions associated with these statements.
Business Overview
EZCORP is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of pawn loans in the United States and Latin America. Pawn loans are nonrecourse loans collateralized by personal property. We also sell merchandise, primarily collateral forfeited from unpaid loans or goods purchased directly from customers.
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
Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher pawn service charges (“PSC”). The following chart presents sources of net revenues, including PSC, merchandise sales gross profit ("Merchandise sales GP") and jewelry scrapping gross profit ("Jewelry Scrapping GP") for the three and nine months ended June 30, 2021 and 2020:
The following chart presents sources of net revenues by geographic disbursement for the three and nine months ended June 30, 2021 and 2020:

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
Acquisitions
On June 9, 2021, we completed the acquisition of 100% of the common shares of PLO del Bajio S. de R.L. de C.V. (“Bajio”) and gained control of the entity, further expanding our geographic footprint within Mexico with the addition of 128 pawn stores. These stores, operating under the name "Cash Apoyo Efectivo," are located principally in the Mexico City metropolitan area and have strong brand recognition in that market. This is our largest acquisition to date in terms of store-count. The total consideration paid for Bajio was $23.6 million, consisting of cash of $17.4 million, of which $11.6 million was paid in cash at closing and the remaining $5.8 million is accrued and held as restricted cash to be paid out per the acquisition agreement, and 212,870 shares of our Class A Non-Voting Common Stock valued at $1.6 million. In addition, the sellers may be entitled to additional payments of up to $4.6 million over the next two years, contingent on the performance of the acquired stores with growing its loan portfolio. We also repaid $14.9 million of Bajio’s existing debt assumed in the acquisition.
In May 2021, we acquired 11 pawn stores in the Houston, Texas area, providing an immediate market-leading position in the South Houston area and enhancing our already strong position in the strategically important Houston metro market.
Strategic Initiatives
During the fourth quarter of fiscal 2020, we began to implement strategic initiatives to refocus on our core pawn business and optimize our cost structure in order to improve our bottom line performance and position us for sustainable growth. During the third quarter of fiscal 2021, due to uneconomic rate caps and limited synergies across our platform, we finalized our decision for the closure of our 11 stores in Peru and incurred costs of $0.5 million related to the closure.
Results of Operations
Non-GAAP Constant Currency Financial Information
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide certain other non-GAAP financial information on a constant currency basis ("constant currency"). We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos, Guatemalan quetzales and other Latin American currencies. We believe presentation of constant currency results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a better understanding and evaluation of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not rather than or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
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

Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and nine months ended June 30, 2021 and June 30, 2020 were as follows:

	June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2021	2020	2021	2020	2021	2020

Mexican peso	19.9	23.1	20.0	23.3	20.3	20.8
Guatemalan quetzal	7.6	7.5	7.6	7.5	7.6	7.5
Honduran lempira	23.6	24.4	23.7	24.4	23.8	24.3
Peruvian sol	3.9	3.5	3.8	3.4	3.7	3.4

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
See Note 14 (Segment Information) for information regarding changes in reportable segments. Our historical segment results have been recast to conform to current presentation.
Store Data by Segment

	Three Months Ended June 30, 2021
	U.S. Pawn	Latin America Pawn	Consolidated

As of March 31, 2021	505	506	1,011
New locations opened	—	4	4
Locations acquired	11	128	139
Locations sold, combined or closed	—	(11)	(11)
As of June 30, 2021	516	627	1,143

	Three Months Ended June 30, 2020
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of March 31, 2020	512	493	22	1,027
New locations opened	—	3	—	3
Locations sold, combined or closed	(1)	—	—	(1)
As of June 30, 2020	511	496	22	1,029

	Nine Months Ended June 30, 2021
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2020	505	500	1,005
New locations opened	—	10	10
Locations acquired	11	128	139
Locations sold, combined or closed	—	(11)	(11)
As of June 30, 2021	516	627	1,143

	Nine Months Ended June 30, 2020
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2019	512	480	22	1,014
New locations opened	—	16	—	16
Locations sold, combined or closed	(1)	—	—	(1)
As of June 30, 2020	511	496	22	1,029

Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020
These tables, as well as the discussion that follows, should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended June 30,		Change
(in thousands)	2021	2020

Net revenues:
Pawn service charges	$44,039	$41,069	7%

Merchandise sales	84,465	116,258	(27)%
Merchandise sales gross profit	39,155	40,420	(3)%
Gross margin on merchandise sales	46%	35%	1,100bps

Jewelry scrapping sales	1,908	17,129	(89)%
Jewelry scrapping sales gross profit	30	4,254	(99)%
Gross margin on jewelry scrapping sales	2%	25%	(2,300)bps

Other revenues	32	40	(20)%
Net revenues	83,256	85,783	(3)%

Segment operating expenses:
Store expenses	62,507	66,243	(6)%
Depreciation and amortization	2,600	2,749	(5)%
Loss on sale or disposal of assets and other	—	234	(100)%
Segment contribution	$18,149	$16,557	10%

Other data:
Net earning assets (a)	$186,322	$176,866	5%
Inventory turnover	2.8	3.2	(13)%
Average monthly ending pawn loan balance per store (b)	$206	$172	20%
Monthly average yield on pawn loans outstanding	14%	14%	—bps
Pawn loan redemption rate	88%	88%	—bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

Pawn service charges increased by 7% as a result of higher average PLO for the quarter. Same stores pawn service charges also increased by 7%.
Merchandise sales decreased 27% on both a total and same store basis resulting from the increased demand in the prior year quarter due to the impact of federal economic stimulus. Merchandise sales gross profit decreased 3% to $39.2 million offset by a 1,100 bps improvement in merchandise sales gross profit margin, primarily due to reduced aged inventory levels. (There was a 900 bps improvement when excluding a loss from looting of $2.2 million from merchandise cost of goods sold in the prior year).
Store expenses decreased by 6% driven by a reduction in labor expense.
Segment contribution increased $1.6 million or 10%. When excluding the looting charge taken in the prior year quarter, segment contribution decreased $0.6 million,

Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Financial Information."

	Three Months Ended June 30,
(in thousands)	2021 (GAAP)	2020 (GAAP)	Change (GAAP)	2021 (Constant Currency)	Change (Constant Currency)

Net revenues:
Pawn service charges	$16,392	$11,391	44%	$14,829	30%

Merchandise sales	23,343	20,279	15%	20,844	3%
Merchandise sales gross profit	8,114	4,258	91%	7,179	69%
Gross margin on merchandise sales	35%	21%	1,400bps	34%	1,300bps

Jewelry scrapping sales	3,765	3,174	19%	3,429	8%
Jewelry scrapping sales gross profit	170	(109)	(256)%	165	(251)%
Gross margin on jewelry scrapping sales	5%	(3)%	800bps	5%	800bps

Other revenues, net	—	(32)	(100)%	—	(100)%
Net revenues	24,676	15,508	59%	22,173	43%

Segment operating expenses:
Store Expenses	19,296	15,041	28%	17,276	15%
Depreciation and amortization	1,806	1,647	10%	1,622	(2)%
Other Charges	497	—	*	491	*
Segment operating contribution	3,077	(1,180)	361%	3,275	378%

Other segment income (a)	(489)	(442)	11%	65	(115)%
Segment contribution	$3,566	$(738)	583%	$3,210	535%

Other data:
Net earning assets (b)	$63,075	$59,441	6%	$56,453	(5)%
Inventory turnover	4.0	2.2	82%	4.0	82%
Average monthly ending pawn loan balance per store (c)	$65	$59	10%	$59	—%
Monthly average yield on pawn loans outstanding	16%	12%	400bps	16%	400bps
Pawn loan redemption rate (d)	79%	77%	200bps	79%	200bps

*	Represents a percentage computation that is not mathematically meaningful.
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
In the current quarter, we acquired 128 stores and opened four de novo stores, bringing total segment store-count to 627 at the end of the quarter (net of the closure of 11 stores in Peru).
Pawn service charges increased 44% (30% on a constant currency basis). Same store pawn service charges increased by 38% (24% on a constant currency basis) as a result of higher average PLO for the quarter.
Merchandise sales increased 15% (3% on a constant currency basis) and 8% on a same store basis (4% decrease on a constant currency basis). Merchandise sales gross profit increased  91% to $8.1 million (69% to $7.2 million on a constant currency basis) driven by a 1,400 basis points improvement in merchandise sales gross profit margin primarily due to reduced aged inventory levels and improved inventory turnover.

Store expenses increased by 28% (15% on a constant currency basis) primarily due to an increase in transaction volume and costs resulting from the re-opening of stores impacted by the COVID-19 pandemic last year.

Segment contribution increased $4.3 million primarily due to the shutdown of stores related to the COVID-19 pandemic last year.
Other International
The following table presents selected financial data for our Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Three Months Ended June 30,		Change
(in thousands)	2021	2020

Net revenues:
Consumer loan fees, interest and other	$89	$884	(90)%
Consumer loan debt	—	—	*
Net revenues	89	884	(90)%

Segment operating expenses:
Store expenses	—	1,057	*
Depreciation and amortization	—	3	*
Gain on sale or disposal of assets	—	(20)	*
Equity in net (income) loss of unconsolidated affiliates	(643)	1,183	(154)%
Segment operating contribution	732	(1,339)	155%

Other segment expense	18	135	(87)%
Segment contribution (loss)	$714	$(1,474)	148%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution was $0.7 million, an increase of $2.2 million from the prior-year quarter primarily due to the increase in equity income for our unconsolidated affiliates.
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
Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended June 30,		Percentage Change
(in thousands)	2021	2020

Segment contribution	$22,429	$14,345	56%
Corporate expenses (income):
General and administrative	14,589	16,176	(10)%
Depreciation and amortization	3,013	3,280	(8)%
Gain on sale or disposal of assets and other	—	18	(100)%
Interest expense	5,569	5,239	6%
Interest income	(28)	(224)	(88)%
Other expense	52	94	*
Loss before income taxes	(766)	(10,238)	93%
Income tax expense (benefit)	1,804	(4,751)	(138)%
Net loss	$(2,570)	$(5,487)	53%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution increased $8.1 million over the prior-year quarter or 56% primarily due to the increase in the Latin America Pawn segment contribution resulting from the re-opening of stores impacted by COVID-19 last year.

General and administrative expenses decreased $1.6 million or 10% due to strategic initiatives implemented in the fourth quarter of fiscal year 2020 to optimize our cost structure at the corporate level.
Income tax expense increased $6.6 million for the quarter primarily due to an increase in income taxes for the current year due to an approximately $9.5 million increase in income before income taxes.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations.
Nine Months Ended June 30, 2021 vs. Nine Months Ended June 30, 2020
The tables below and discussion that follows should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Nine Months Ended June 30,		Change
(in thousands)	2021	2020

Net revenues:
Pawn service charges	$143,836	$166,859	(14)%

Merchandise sales	260,545	314,059	(17)%
Merchandise sales gross profit	115,364	111,571	3%
Gross margin on merchandise sales	44%	36%	800bps

Jewelry scrapping sales	9,493	32,905	(71)%
Jewelry scrapping sales gross profit	1,622	7,475	(78)%
Gross margin on jewelry scrapping sales	17%	23%	(600)bps

Other revenues	83	107	(22)%
Net revenues	260,905	286,012	(9)%

Segment operating expenses:
Store expenses	188,256	201,921	(7)%
Impairment of goodwill, intangibles and other assets	—	10,000	*
Depreciation and amortization	7,972	8,325	(4)%
Segment operating contribution	64,677	65,766	(2)%

Other segment expense	27	234	*
Segment contribution	$64,650	$65,532	(1)%

Other data:
Average monthly ending pawn loan balance per store (a)	$218	$248	(12)%
Monthly average yield on pawn loans outstanding	14%	14%	—bps
Pawn loan redemption rate	87%	87%	—bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Pawn service charges decreased 14% in total and on a same store basis. This decrease reflects a substantial decline in new loans activity and associated loan balances as customer borrowing behaviors were impacted by COVID-19.
Merchandise sales decreased 17% in total and on a same store basis due to lower inventory levels. Merchandise sales gross profit increased 3% to $115.4 million driven by a 800 bps improvement in merchandise sales gross profit margin, primarily driven by reduced aged inventory levels and improved inventory turnover.
Store expenses decreased by 7% due to a reduction in labor expense.

Segment contribution decreased $0.9 million primarily due to the changes in revenue and store expenses described above, offset by the $10.0 million goodwill impairment charge recorded during the prior year quarter. Excluding the goodwill impairment charge, segment contribution decreased $10.9 million, or 14%, to $64.7 million.
Latin America Pawn
The following table presents selected summary financial data our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Financial Information” above.

	Nine Months Ended June 30,
(in thousands)	2021 (GAAP)	2020 (GAAP)	Change (GAAP)	2021 (Constant Currency)	Change (Constant Currency)

Net revenues:
Pawn service charges	$43,520	$50,548	(14)%	$42,873	(15)%

Merchandise sales	70,271	79,036	(11)%	69,431	(12)%
Merchandise sales gross profit	24,580	19,813	24%	24,191	22%
Gross margin on merchandise sales	35%	25%	1,000bps	35%	1,000bps

Jewelry scrapping sales	9,014	8,804	2%	8,757	(1)%
Jewelry scrapping sales gross profit	809	705	15%	833	18%
Gross margin on jewelry scrapping sales	9%	8%	100bps	10%	200bps

Other revenues, net	7	(19)	(137)%	6	(132)%
Net revenues	68,916	71,047	(3)%	67,903	(4)%

Segment operating expenses:
Store expenses	54,005	53,493	1%	53,395	—%
Depreciation and amortization	5,459	5,476	—%	5,407	(1)%
Impairment of goodwill, intangibles and other assets	—	35,936	(100)%	—	(100)%
Other Charges	497	—	*	491	*
Segment operating contribution (loss)	8,955	(23,858)	138%	8,610	136%

Other segment income (a)	(2,194)	(1,106)	98%	(2,110)	91%
Segment contribution (loss)	$11,149	$(22,752)	149%	$10,720	147%

Other data:
Average monthly ending pawn loan balance per store (b)	$58	$77	(25)%	$57	(26)%
Monthly average yield on pawn loans outstanding	16%	15%	100bps	16%	100bps
Pawn loan redemption rate	81%	77%	400bps	81%	400bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)
Fiscal 2021 constant currency amount excludes a nominal net GAAP basis foreign currency transaction adjustment resulting from movement in exchange rates. The net foreign currency transaction adjustment for fiscal 2020 was nominal and are included in the above results.

(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
During the nine months ended June 30, 2021, our Latin America pawn segment acquired 128 stores and opened ten de novo stores.
The change in net revenue attributable to same stores and new stores added since the prior-year is summarized as follows:
Pawn service charges decreased 14% (15% on a constant currency basis). Same stores pawn service charges also decreased by 16% (17% on a constant currency basis). The average ending monthly pawn loan balance outstanding during the nine month period was down 25% (26% on a constant currency basis). During most of this period, we have experienced a substantial decline in new loans activity and associated loan balances as the result of the impact of constrained traffic, limited operating hours and increased remittances from the U.S.
Merchandise sales decreased 11% (12% on a constant currency basis) and 14% on a same store basis due to lower inventory levels. This decrease in merchandise sales was offset by an increase in merchandise sales gross profit of 24% to $24.6 million (22% to $24.2 million on a constant currency basis) driven by a 1,000 bps improvement in merchandise sales gross profit margin primarily due to reduced aged inventory levels and improved inventory turnover.
Store expenses decreased by 1% (flat on a constant currency basis) driven by a reduction in labor expense.
Segment contribution increased $33.9 million primarily due to the impairment charges of $35.9 million recorded during the prior year quarter. Excluding the impairment charges, segment contribution decreased $2.0 million, or 15%, to $11.1 million. This decrease was primarily due to the changes in revenue and store expenses described above.
Other International
The following table presents selected financial data for our Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Nine Months Ended June 30,		Change
(in thousands)	2021	2020

Net revenues:
Consumer loan fees, interest and other	$338	$3,570	(91)%
Consumer loan debt	—	1,024	(100)%
Net revenues	338	2,546	(87)%

Segment operating expenses:
Store expenses	—	3,850	(100)%
Impairment of goodwill, intangible and other assets	—	1,124	(100)%
Gain on sale or disposal of assets	—	(20)	(100)%
Equity in net (income) loss on unconsolidated affiliates	(2,409)	5,896	141%
Segment operating contribution	2,747	(8,304)	133%

Other segment (income) expense	(183)	538	134%
Segment contribution (loss)	$2,930	$(8,842)	133%

Segment contribution was $2.9 million, an increase of $11.8 million from the prior-year quarter primarily due to a an increase of $5.0 million of net segment operating contribution resulting from the closure of our Canada operations and a $7.1 million charge, ($10.1 million, net of a $3.0 million tax benefit) in the first quarter of fiscal 2020 for the our share of the Cash Converters International settlement of a class action lawsuit. During the fourth quarter of fiscal year 2020, we closed our CASHMAX business and are no longer operating stores in Canada.
Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Nine Months Ended June 30,		Percentage Change
(in thousands)	2021	2020

Segment contribution	$78,729	$33,938	132%
Corporate expenses (income):
General and administrative	40,870	50,355	(19)%
Depreciation and amortization	9,649	9,313	4%
Loss on sale or disposal of assets	63	1,118	(94)%
Interest expense	16,542	15,695	5%
Interest income	(99)	(1,251)	(92)%
Other expense	169	74	128%
Income (loss) from continuing operations before income taxes	11,535	(41,366)	128%
Income tax expense	4,476	3,757	19%
Net income (loss) attributable to EZCORP, Inc.	$7,059	$(45,123)	116%
Segment contribution increased $44.8 million or 132% over the prior-year period, primarily due to a $47.1 million impairment charge of certain long-lived assets in the second quarter of fiscal 2020. Excluding the impairment charges, segment contribution decreased by $2.3 million or

3% primarily due to reduced pawn service charges from a decline in new loan activity and associated loan balances as a result of a change in customer borrowing behaviors due to COVID-19, partially offset by increased merchandise sales gross profit and decreased store expenses.
General and administrative expenses decreased $9.5 million due to strategic initiatives implemented in the fourth quarter of fiscal year 2020 to optimize our cost structure at the corporate level.

Income tax expense increased $0.7 million primarily due to an increase in income taxes for the current year due to an approximately $52.9 million increase in income before income taxes offset by a decrease in income tax expense of approximately $14.0 million due to non-deductible goodwill impairments booked in the quarter ended March 31, 2020.
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
Cash and Cash Equivalents
Our cash and equivalents balance was $283.7 million at June 30, 2021 compared to $304.5 million at September 30, 2020. At June 30, 2021, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Nine Months Ended June 30,		Percentage Change
(in thousands)	2021	2020

Cash flows provided by operating activities	$33,122	$56,365	(41)%
Cash flows (used in) provided by investing activities	(37,086)	110,389	(134)%
Cash flows used in financing activities	(16,202)	(7,388)	(119)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,076	(6,678)	176%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,090)	$152,688	(110)%

Net cash provided by operating activities decreased $23.2 million or 41% year-over-year due to a decrease of $4.5 million in net income adjusted for non-cash items, and a decrease of $18.7 million in changes to working capital. Changes in working capital are primarily related to the timing of collections in pawn service charges receivable, layaway deposits, inventory purchases, and the timing of outgoing payments of accounts payable and prepaid expenses.
Net cash provided by investing activities decreased by $147.5 million, or 134%, year-over-year primarily due to a $92.7 million decrease in the sale of forfeited collateral, a decrease of $41.9 million in net pawn loan lending and collections and acquisitions of $15.1 million.
Net cash used in financing activities increased $8.8 million, or 119%, year-over-year primarily due to the payment of assumed debt of $14.9 million from the Bajio acquisition (discussed in Note 2), offset by a $5.2 million decrease in the repurchase of common stock paid during the prior year.
The net effect of cash flows was a $15.1 million decrease in cash on hand during the current year-to-date period, resulting in a $297.5 million ending cash and restricted cash balance.
Sources and Uses of Cash
In December 2019, our Board of Directors authorized a stock repurchase program that will allow us to repurchase up to $60 million of our Class A Non-voting Common Stock over three years. On March 20, 2020, we suspended the repurchase of shares under the program in order to preserve current liquidity given the uncertainty of the impact of the COVID-19 pandemic to our operations. As of September 30, 2020, we had repurchased and retired 943,149 shares of our Class A Common Stock for $5.2 million. The resumption of our stock repurchase program and the amount and timing of purchases will be dependent on a variety of factors, such as the return to normal business conditions, stock price, trading volume, general market conditions, legal and regulatory requirements, cash flow levels, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. During the three and nine months ended June 30, 2021, there were no stock repurchases.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Our principal executive officer and principal financial officer have concluded that as of June 30, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 13 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
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

EZCORP, INC.

Date:	August 4, 2021	/s/ Jason A. Kulas
Jason A. Kulas, Chief Executive Officer