Form 10-K
period 2021-09-30
EZCORP INC
filed 2021-11-17
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2021 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $257 million, based on the closing price on the NASDAQ Stock Market on March 31, 2021.
As of November 12, 2021, 53,086,438 shares of the registrant’s Class A Non-Voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2021

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
Unless otherwise specified, references to the “Company,” “we,” “our,” “us” and “EZCORP” refer to EZCORP, Inc. and its consolidated subsidiaries, collectively. References to a “fiscal” year refer to our fiscal year ended September 30 of the specified year. For example, “fiscal 2021” refers to the fiscal year ended September 30, 2021. All currency amounts preceded with “$” are stated in U.S. dollars, except as otherwise indicated.
ITEM 1. BUSINESS
Purpose, Vision and Strategy
EZCORP, Inc. is a leading provider of pawn services in the United States and Latin America with over 1,100 locations and approximately 6,500 Team Members. We are a Delaware corporation headquartered in Austin, Texas.
Our purpose statement:
“We exist to serve our customers’ short-term cash needs, helping them to live and enjoy their lives.
We are driven by a diverse team with a passion for pawn who are motivated to be their best — because our customers, families, stakeholders, and the communities and environment in which we live deserve it.”
This purpose is supported by a customer-centric strategy that includes the following:
•Providing fast, easy and simple access to cash;
•Serving our customers in a friendly and respectful way;
•Always being competitive and fair;
•Passionately serving customer needs;
•Building enduring relationships; and
•Recognizing and rewarding customer loyalty.
That strategy consists of three fundamental pillars:
•Strengthen the Core — Relentless focus on superior execution and operational excellence in our core pawn business.
•Cost Efficiency and Simplification — Shape a culture of cost efficiency through ongoing focus on simplification and optimization.
•Innovate and Grow — Broaden customer engagement to service more customers more frequently in more locations.
And we rely on three foundational capabilities to execute our strategy and achieve our purpose:
•Team Members — We enable diverse, engaged and tenured teams with a true passion for pawnbroking.
•IT & Data Modernization — We modernize our IT and data assets to capitalize on growth opportunities and create greater value at every customer interaction.
•Risk Management & Building a Culture of Compliance — We are continually focused on improving foundational capabilities to manage operational, financial, regulatory, compliance, information security and reputational risk.
Overview of Our Business
At September 30, 2021, we operated a total of 1,148 locations, consisting of:
•516 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);
•508 Mexico pawn stores (operating primarily as Empeño Fácil and Cash Apoyo Efectivo); and
•124 pawn stores in Guatemala, El Salvador and Honduras (operating as GuatePrenda and MaxiEfectivo).

At our pawn stores, we advance cash against the value of collateralized tangible personal property and sell merchandise to customers looking for good value. The merchandise we sell primarily consists of second-hand collateral forfeited from our pawn activities or merchandise purchased from customers. By store count, we are the second largest pawn store owner and operator in the U.S. and one of the largest in Latin America. We also offer web-based applications named Lana and EZ+ that allow customers to manage their pawn transactions, layaways and loyalty rewards online.
In addition to our core pawn business in the U.S. and Latin America, we have made the following strategic investments:
•We own 37.72% of Cash Converters International Limited (“Cash Converters”), a publicly traded company (ASX: CCV) headquartered in Perth, Western Australia. Cash Converters and its controlled companies comprise a diverse group generating revenues from franchising, store operations, personal finance (including pawn transactions) and vehicle finance, controlling almost 700 stores across 15 countries. Our ownership of Cash Converters includes 13 million shares (representing a 2.05% ownership interest) that we acquired in October 2021.
•We own approximately 13% of Rich Data Corporation (“RDC”), a Singapore-based software-as-a-service company that utilizes global financial services expertise, advanced artificial intelligence and non-traditional data to deliver a next-generation credit scoring and decisioning platform.
•In October 2021, we invested $15 million for a preferred interest in a private company that has majority ownership in Simple Management Group, Inc. (“SMG”), which owns and operates more than 20 pawn stores principally in the Caribbean, with plans to build and acquire more stores in that region.
We generate revenues primarily from pawn services charges (“PSC”) on pawn loans outstanding (“PLO”), merchandise sales and jewelry scrapping. We remain focused on optimizing our balance of PLO and the resulting higher PSC. The following chart presents sources of net revenues, including PSC, merchandise sales gross profit ("Merchandise sales GP") and jewelry scrapping gross profit ("Jewelry scrapping GP") for fiscal 2021, fiscal 2020 and fiscal 2019:

The following charts present sources of net revenues by geographic disbursement for fiscal 2021, fiscal 2020 and fiscal 2019:
Segment and Geographic Information
We conduct our business globally and manage our business by geography. Our business is organized into the following reportable segments:
•U.S. Pawn, which includes our EZPAWN, Value Pawn & Jewelry and other branded pawn operations in the United States;
•Latin America Pawn, which includes our Empeño Fácil, Cash Apoyo Efectivo (“CAE”) and other branded pawn operations in Mexico, as well as our GuatePrenda and MaxiEfectivo pawn operations in Guatemala, El Salvador and Honduras (referred to as “GPMX”); and
•Other International, which includes the consumer finance activities in Canada that we closed in the fourth quarter of fiscal 2020 and our equity interests in Cash Converters, RDC and SMG.
The following table presents store data by segment included in our continuing operations:

	Company-owned Stores
	U.S. Pawn	Latin America Pawn	Other International	Consolidated

As of September 30, 2018	508	453	27	988
New locations opened	—	22	—	22
Locations acquired	7	5	—	12
Locations sold, combined or closed	(3)	—	(5)	(8)
As of September 30, 2019	512	480	22	1,014
New locations opened	—	23	—	23
Locations acquired	—	—	—	—
Locations sold, combined or closed	(7)	(3)	(22)	(32)
As of September 30, 2020	505	500	—	1,005
New locations opened	—	15	—	15
Locations acquired	11	128	—	139
Locations sold, combined or closed	—	(11)	—	(11)
As of September 30, 2021	516	632	—	1,148

For additional information about our segments and geographic areas, see Note 14: Segment Information of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
Pawn Activities
At our pawn stores, we advance cash against the value of collateralized tangible personal property. We earn pawn service charges (“PSC”) for those cash advances, and the PSC rate varies by state and transaction size. At the time of the transaction, we take possession of the pawned collateral, which consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods and musical instruments. If the customer chooses to redeem their pawn, they will repay the amount advanced plus any accrued PSC. If the customer chooses not to redeem their pawn, the pawned collateral becomes our inventory, which we sell in our retail merchandise sales activities or, in some cases, scrap for its inherent gold or precious stone content. Consequently, the success of our pawn business is largely dependent on our ability to accurately assess the probability of pawn redemption and the estimated resale or scrap value of the collateralized personal property.
As of September 30, 2021, we had a closing PLO balance of $175.9 million. In fiscal 2021, PSC accounted for approximately 36% of our total revenues and 58% of our net revenues.
In the U.S., our PSC rates vary between 13% and 25% per month as permitted by applicable law, and the pawn term generally ranges between 30 and 90 days. Individual pawn transactions typically average between $130 and $150.
In Mexico, PSC rates vary between 15% and 21% per month as permitted by applicable law, and the pawn primary term is 30 days. Individual pawn transactions typically average between 1,100 and 1,300 Mexican pesos, or approximately $50 to $60 on average using the average exchange rate for fiscal 2021.
In GPMX, PSC rates vary between 12% and 18% per month as permitted by applicable law, and the pawn primary term is 30 days. Individual pawn transactions are made in the local currency of the country and typically average between $100 and $120 using the average exchange rates for fiscal 2021. The average transaction amounts tend to be higher in the GPMX countries than in Mexico due to the higher concentration of jewelry used as pawn collateral.
If a customer chooses not to redeem, renew or extend their pawn, the pawn collateral is forfeited and becomes inventory available for sale. We do not record losses or charge-offs when the pawned collateral is forfeited because the amount advanced for the unpaid pawn becomes the inventory carrying cost of the forfeited collateral. The difference between the subsequent sale of the forfeited collateral and the amount of the pawn (offset by any inventory reserve) is reflected in merchandise sales gross margin.
The redemption rate represents the percentage of pawns made that are repaid, renewed or extended, including pawns that may be extended multiple times in a given time period. The following table presents our redemption rates by segment:

	Fiscal Year Ended September 30,
Redemption Rate	2021	2020	2019

U.S. Pawn	86%	88%	84%
Latin America Pawn	80%	78%	78%
Our ability to offer quality second-hand goods at prices significantly lower than original retail prices attracts value-conscious customers. The gross profit on sales of inventory depends primarily on our assessment of the estimated resale or scrap value at the time the property is either accepted as pawn collateral or purchased and our ability to sell that merchandise in a timely manner. As a significant portion of our inventory and sales involve gold and jewelry, our results can be influenced by the market price of gold and diamonds.
Customers in the U.S. and the majority of our Latin America stores may purchase a product protection plan that allows them to exchange certain general merchandise (non-jewelry) sold through our retail pawn operations within six months of purchase. We also offer a jewelry VIP package, which guarantees customers a minimum future pawn advance amount on the item sold, allows them full credit if they trade in the item to purchase a more expensive piece of jewelry and provides minor repair service on the item sold. Customers may also purchase an item on layaway by paying a minimum layaway deposit of typically 10% of the item’s sale price, in addition to an upfront fee. We hold items on layaway for a 90-to-180-day period, during which the customer is required to pay the balance of the sales price through a series of installment payments. If a payment is missed, we hold the item for up to 30 days, after which it is returned to active inventory for sale.
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
Human Capital Management
Engagement Survey
We launched a Global Employee Engagement Survey in June 2021, and had a 82% participation rate with an overall engagement score of 82. This is seven points higher than the global benchmark, which contains data from over 750 companies across a variety of industries and company sizes and includes results from over 150 countries.
Our top focus areas included Recognition, Action Taking and Work-Life Balance. These items were emphasized throughout the COVID-19 pandemic and continue to be top of mind for our Team Members.
Team Members provided over 9,000 comments with mixed sentiment, 31% positive, 36% neutral and 33% negative. To ensure we address issues raised in the survey, our leadership team will have Engagement Objectives for fiscal 2022, guided by actions that will yield the greatest business and Team Member impact.
Talent Management and Development
We employ approximately 6,500 Team Members across all of our geographies. We seek to hire and promote Team Members to lead the way today and to step into greater roles in the future. We achieve this goal through Training and Development programs that Team Members can use to plan their careers and identify future growth opportunities. We engage Team Members at all levels so we can understand their professional and personal goals, identify high potential future leaders to strengthen our internal bench, support them in their journey and retain our talent.
In our pawn stores we provide:
•An onboarding program that blends online and hands-on training in the art and science of pawnbroking;
•Career path programs aligned with our talent and succession strategy, emphasizing career progression and individual development programs; and
•A learning experience that unlocks and accelerates Team Member potential as well as business growth.
Our investment in store-level Team Members produced tangible results during fiscal 2021:
•Top scoring questions in our 2021 Global Employee Engagement Survey included “I know the career path(s) available to me at EZCORP” (with an 85% favorability rating) and “I have good opportunities to learn and develop at EZCORP” (with an 82% favorability rating).
•A preponderance of our Lead Pawnbroker and managerial positions are filled via internal promotion.
In our Corporate Support Center, we launched a career and competency framework that guides the career paths of corporate Team Members and recommends training to prepare them for future roles.
Culture and Ethics
Culture is critical to our long-term success and to our ability to attract, develop and retain the top talent needed to accomplish our Purpose, Vision and Strategy. In fiscal 2021, as part of our cultural transformation, we adopted guiding principles that support our mission and are consistent with our values.
Our values — People, Pawn, Passion — define our priorities as a business, and our Guiding Principles — Leadership, Customer Service, Accountability, Respect, Diversity and Sustainability — characterize the expectations for how we interact with Team Members, customers and communities. In addition, our Code of Conduct serves as the foundation of our global policies and ethical business practices.
To support our ethical business practices, we maintain an Ethics Hotline available to all Team Members and external stakeholders to report (anonymously if desired) any matter of concern. Communications to the hotline (which is managed by an independent third party) are routed to appropriate functions (whether Human Resources, Legal or Compliance), and in some cases directly to the Board of Directors, for investigation and resolution. In addition, any shareholder or other interested party may send communications to the Board of Directors, either individually or as a group, through a process that is outlined in the Investor Relations section of our website.
Diversity and Inclusion
At EZCORP, we foster an environment that values diversity, inclusion and development for all. According to our 2021 Global Employee Engagement Survey, 80% of respondents feel a sense of belonging and 77% believe we foster an inclusive workplace. In fiscal 2021, we implemented a two-year Diversity and Inclusion Strategic Plan with four goals:
•Commitment and Accountability — Demonstrate commitment and accountability through corporate policy, communications and actions that advance the goals of the plan.
•Workplace Inclusion — Foster work environments that value diversity and inclusion and encourage collaboration, flexibility and fairness.
•Diverse Workforce — Recruit and promote from diverse, qualified candidate pools to increase diversity of perspectives and experiences.
•Sustainability — Identify and eliminate systemic barriers by embedding diversity and inclusion in all human capital life cycle policies and practices.

Fiscal 2021 U.S. Race and Ethnicity Demographics (1) (2)

Fiscal 2021 Global Gender Demographics (2)
(1)    The term underrepresented minority is used to describe diverse populations, including African American, Hispanic, Asian and Native American Team Members who self-identified their race and ethnicity at hire.
(2)    The term Management is used to describe Team Members with one or more direct reports.

Total Rewards
Our compensation programs are designed to align the compensation of Team Members with individual and Company performance and to provide the proper incentives to attract, retain and motivate Team Members to achieve results.
The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:
•We provide wages and incentive plans that are competitive and consistent with positions, skill levels, experience, knowledge and geographic location.
•We engage nationally recognized outside compensation and benefits consulting firms to independently evaluate the effectiveness of our executive compensation and to provide benchmarking against our selected peer group, which includes direct competitors in the pawn industry and similarly-sized companies from relevant industries that serve similar customer bases, operate in the retail or consumer finance industries and typically have similar operating dynamics.
•We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance.
•All employees are eligible for paid time off, retirement savings plan and Company-paid life insurance.
To aid and support Team Members during COVID-19, we provided quarantine pay and implemented an additional four hours of paid time off to encourage Team Member vaccinations.
Health and Safety
Our commitment to our Team Members is to provide a safe and injury-free workplace. We continue to invest in programs designed to improve physical, mental and social well-being. Throughout our response to COVID-19, our priority has remained protecting the health and safety of our Team Members and customers.
In fiscal 2021, our leadership team regularly reviewed and adapted our policies and practices based on evolving information related to the COVID-19 pandemic. Our pawn locations are provided with personal protective equipment and enhanced cleaning supplies and are required to adhere to appropriate protocols for social distancing, limiting density, taking temperatures and reporting exposures.
To encourage our Team Members to report potential exposures and to limit the spread of the virus, we provided over 26,000 hours of quarantine pay to Team Members in fiscal 2021.
Management and Oversight
The People and Compensation Committee of the Board of Directors has primary responsibility for analyzing, advising and (as appropriate) approving executive compensation. The committee is also responsible for organizational development matters and otherwise assisting the Board in its overall responsibility to enable EZCORP to attract, retain, develop and motivate qualified executives who will contribute to the long-term success of the Company.
The committee actively participates in the executive recruitment and selection process. Committee members are instrumental in the executive talent management and succession processes, including the review and attainment of annual objectives for our executive officers.
Environmental, Social and Governance (ESG)
EZCORP is committed to meeting our customers’ needs in a responsible manner, and in that regard, we have aligned purpose, vision, values, guiding principles and business strategy with environmental, social and governance sustainability factors.
Our pawnbroking and related retail sales activities inherently contribute to the “circular economy” and promote environmental sustainability. We provide unique options for our customers to satisfy their needs for cash — options that are not offered by traditional lenders such as banks and credit unions, credit card providers or installment and short-term lenders. For many of our customers, pawn transactions provide an essential and financially responsible lifeline for meeting their unexpected expenses. Our retail activities rely primarily on local sourcing of pre-owned merchandise and the recirculation of those items back into the neighborhoods we serve. In short, our business is unique, essential and sustainable.
Environmental Sustainability
Our business contributes to overall environmental sustainability in the following ways:
•Our business is fundamentally a neighborhood business, where each store principally serves the surrounding neighborhood. This “local” focus reduces the need of our customers to travel long distances to access our products and services and eliminates the need for delivery services.

•Each of our stores serves as its own “supply chain.” We take in pre-owned merchandise, either through pawn or purchases from customers, and then sell that merchandise (after forfeiture, in the case of pawn transactions) generally in the same store. Thus, we do not maintain or rely on mass supply, distribution or warehousing facilities. In fiscal 2021, we procured over 7 million pre-owned items through pawn forfeitures and direct purchasing from customers.
•Virtually all of the merchandise we sell is pre-owned, which contributes to second-hand goods recycling and the circular economy. In fiscal 2021, we sold more than 5 million pre-owned items, including over 2.8 million items in the consumer electronics, camera and household goods categories, 1.4 million other general merchandise items (such as tools and musical instruments) and 650,000 jewelry items. In addition, through our jewelry scrapping activities, we recycle significant volumes of gold and diamonds. All of these activities effectively extend the useful life of many products, reducing waste and lessening the demand for new manufacturing and mining.
•Our store operations themselves leave a relatively small carbon footprint when compared to big-box or other mass retailers that rely on manufacturers and extensive supply chain and distribution channels. Our stores are relatively small (generally 3,000 square feet or less). To reduce energy consumption, we have installed energy-efficient LED lighting in 65% of our U.S. stores and are working to convert the remaining stores.
•In all of our facilities, including our corporate support offices, we promote environmental stewardship by reducing consumption, recycling paper products (1.8 million pounds across all U.S. locations during fiscal 2021) and responsibly disposing of end-of-life computers, electronics and related accessories through recycling or other sound e-waste processing. Our corporate office in Austin, Texas is LEED Certified Silver status.
Social Responsibility
Our business promotes social responsibility in the following ways:
•Our business serves an essential and responsible financial resource for many unbanked and or underserved consumers who have limited access to traditional forms of capital or credit and comprise a large majority of our customer base. We improve the reach and access to financial services through neighborhood-based stores, supported by digital offerings. We provide instant access to cash in transactions that generally average around $150 or less. Our pawn transactions are simple, transparent, regulated and safe, and funding approval is based on the valuation of the collateral item, not on the credit worthiness of the customer. The customer is under no legal obligation to repay the amount advanced; we do not engage in collection efforts or take other legal actions against our customers; and we do not report transaction histories to external credit agencies. Rather, the customer may choose to repay the amount advanced or forfeit the collateralized merchandise.
•Our stores facilitate transactions in a safe and secure environment for Team Members and customers. During the COVID-19 pandemic, we implemented various safety protocols, including social distancing, mask wearing and enhanced cleaning and sanitation practices, for the health and safety of our Team Members and customers. In addition, we introduced curbside pick-up services in some locations, so that our customers would have an additional option to safely transact without entering the store if that was their preference.
•For a discussion of our Diversity and Inclusion initiatives, see “Human Capital Management — Diversity and Inclusion” above.
Governance
At EZCORP, we believe that “The Way We Do Business is as Important as the Business We Do.” That belief underlies our Code of Conduct, which outlines our expectations and provides guidance on how our Team Members can carry out their daily activities ethically and responsibly. Our ethical principles include Honesty, Integrity, Reliability, Loyalty, Respect, Responsibility, Fairness, Caring, Leadership and Diversity, and these principles form the foundation for how we govern our business.
•Even though we are a “Controlled Company” under the Nasdaq Listing Rules, we maintain the governance standards required of all publicly-listed Nasdaq companies, including:
•Independent directors comprise a majority of our Board of Directors. In fact, four of the six members of our Board of Directors meet all of the “independence” requirements set forth in the Nasdaq Listing Rules, and none of the independent directors have any past or existing relationship with our controlling stockholder outside of their Board service.
•All of our standing Board committees (Audit Committee, People and Compensation Committee and Nominating Committee) are comprised of solely independent directors.
•We satisfy Nasdaq’s recently enacted board diversity rules, with two of our six Board members being diverse directors, one of whom self-identifies as female and one whom self-identifies as an underrepresented minority.
For further discussion of our corporate governance standards, see “Part III, Item 10 — Directors, Executive Officers and Corporate Governance.”

•Our pawn operations are licensed and supervised in all jurisdictions in which we operate. We maintain a strong compliance culture that is monitored and overseen by our Board of Directors and supported by seasoned regulatory and compliance teams.
•Protecting the privacy, integrity and security of our customers’ data and our enterprise network is a top priority that is also monitored and overseen by our Board of Directors. We maintain a separate IT Security team that is responsible for the design and implementation of our cyber risk strategy, including deployment of systems, enterprise-wide training, monitoring and reporting of threat incidents and response preparedness.
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
In June 2021, we completed the acquisition of 128 pawn stores in Mexico. These stores, operating under the name "Cash Apoyo Efectivo,” are located principally in the Mexico City metropolitan area and have strong brand recognition in that market. This was our largest acquisition to date in terms of store-count.
In May 2021, we acquired substantially all of the assets associated with 11 pawn stores in the Houston, Texas area, providing an immediate market leading position in the South Houston area and enhancing our already strong position in the strategically important Houston metro market.
Additionally, during fiscal 2021, we continued our expansion in Latin America with the opening of 15 de novo stores (12 in Mexico and 3 in Guatemala). We now own a total of 632 stores in Latin America, representing 55% of our total pawn stores. In fiscal 2021, these stores represented 22% of our consolidated net revenues as the average scale of Latin America pawn stores is smaller than in the U.S. We see opportunity for further expansion in Latin America through both acquisitions and de novo openings.
For further information about our acquisitions, see Note 3: Acquisitions of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
Seasonality and Quarterly Results
In the U.S., PSC is historically highest in our fourth fiscal quarter (July through September) due to a higher average PLO balance during the summer and lowest in our third fiscal quarter (April through June) following the tax refund season, and merchandise sales are highest in our first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the availability of tax refunds. In Latin America, most of our customers receive additional compensation from their employers in December, and many receive additional compensation in June or July, applying downward pressure on PLO balances and fueling some merchandise sales in those periods. As a net effect of these and other factors and excluding discrete charges, our consolidated profit before tax is generally highest in our first fiscal quarter (October through December) and lowest in our third fiscal quarter (April through June). These historical trends have been impacted by COVID-19, but we expect them to return in the future.
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
Our competitors for merchandise sales include numerous retail and wholesale stores such as jewelry stores, discount retail stores, consumer electronics stores, other pawn stores, other resale stores, electronic commerce retailers and auction sites. Competitive factors in our retail operations include the ability to provide customers with a variety of merchandise at an exceptional value coupled with exceptional customer service and convenient locations.
The pawn industry in the United States is large, relatively mature and highly fragmented. The industry consists of a few large operators (of which we are the second largest) and then independent operators who primarily own one to three locations.
The pawn industry in Latin America is also fragmented, but less so than in the United States. The industry consists of pawn stores owned by independent operators and chains, including some not-for-profit organizations. We are the second largest for-profit operator in Mexico. The pawn industry, particularly full-line stores dealing in both general merchandise and jewelry, remains in an expansion stage in Latin America.

Trademarks and Trade Names
We operate our U.S. pawn stores principally under the names “EZPAWN” or “Value Pawn & Jewelry,” our Mexico pawn stores principally under the name “EMPEÑO FÁCIL” and “Cash Apoyo Efectivo,” our Guatemala pawn stores under the name “GuatePrenda,” and our El Salvador and Honduras pawn stores under the name “MaxiEfectivo.” We have registered the names EZPAWN and EZCORP, among others, with the United States Patent and Trademark Office. In Mexico, we have registered the names “EMPEÑO FÁCIL,” “Bazareño,” “Presta Dinero”, “Montepio San Patricio” and “Cash Apoyo Efectivo” with the Instituto Mexicano de la Propiedad Industrial. We have registered the name “GuatePrenda” in Guatemala and the name “MaxiEfectivo” in Guatemala, El Salvador and Honduras.
Regulation
Compliance with federal, state and local laws and regulations is an integral part of how we manage our business, and we conduct our business in material compliance with all of these rules. The following is a general description of significant regulations affecting our business.
U.S. Regulations
Pawn Regulations — Our pawn stores are regulated by the states in which they are located and, in some cases, by individual municipalities or other local authorities. The applicable statutes, ordinances and regulations vary from location to location and typically impose licensing requirements for pawn stores or individual pawn store Team Members. Licensing requirements typically relate to financial responsibility and character and may establish restrictions on where pawn stores can operate. Additional rules regulate various aspects of the day-to-day pawn operations, including the pawn service charges that a pawn store may charge, the maximum amount of a pawn loan, the minimum or maximum term of a pawn loan, the content and format of the pawn ticket, and the length of time after a pawn loan default that a pawn store must hold a pawned item before it can be offered for sale. Failure to observe applicable regulations could result in a revocation or suspension of pawn licenses, the imposition of fines or requirements to refund service charges and fees, and other civil or criminal penalties. We must also comply with various federal requirements regarding the disclosure of the annual percentage rate, finance charge, amount financed, total of payments and payment schedule related to each pawn loan transaction. Additional federal regulations applicable to our pawn lending business are described in “Other Regulations” below.
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
Some of our pawn stores in the U.S. handle firearms and each of those stores maintains a federal firearms license as required by federal law. The federal Gun Control Act of 1968 and regulations issued by the Bureau of Alcohol, Tobacco and Firearms also require each pawn store dealing in firearms to maintain a permanent written record of all receipts and dispositions of firearms. In addition, we must comply with the Brady Handgun Violence Prevention Act, which requires us to conduct a background check before releasing, selling or otherwise disposing of firearms.
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

•Under the USA PATRIOT Act, we must maintain an anti-money laundering compliance program that includes the development of internal policies, procedures and controls; the designation of a compliance officer; an ongoing Team Member training program and an independent audit function to test the program.
•We are subject to the Bank Secrecy Act and its underlying regulations, which require us to report and maintain records of certain high-dollar transactions. In addition, federal laws and regulations require us to report certain transactions (or series of transactions) deemed suspicious to the Financial Crimes Enforcement Network of the Treasury Department (“FinCen”). Generally, a transaction is considered suspicious if we know, suspect or have reason to suspect that the transaction (a) involves funds derived from illegal activity or is intended to hide or disguise such funds, (b) is designed to evade the requirements of the Bank Secrecy Act or (c) appears to serve no legitimate business or lawful purpose.
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
•The Department of Defense regulations promulgated under the Military Lending Act limit the annual percentage rate charged on certain consumer loans (including pawn loans) made to active military personnel or their dependents to 36%.
Under certain circumstances, the federal Consumer Financial Protection Bureau (“CFPB”) may be able to exercise regulatory authority over the U.S. pawn industry through its rule making authority. To date, the CFPB has not taken any steps to exercise such authority or indicated any intention to do so, although it has initiated actions against pawn companies for alleged violations of consumer lending regulations, including the Military Lending Act discussed above.
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
PROFECO requires that we report certain transactions (or series of transactions) when a customer pawns more than three items of the same category. Anti-money laundering regulations restrict the use of cash in certain transactions. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting on “vulnerable activities,” which includes certain high-value pawn and precious metal transactions.
The Federal Law on the Protection of Personal Data Held by Private Parties requires us to protect our customers’ personal information. This law requires us to inform customers if we share customer personal information with third parties and to post (both online and in-store) our Data Privacy Policy.
Our pawn business in Mexico is also subject to regulation at the state and local level through state laws and local zoning and permitting ordinances. For example, some states require permits for pawn stores to operate, certification of Team Members as trained in the valuation of merchandise and strict customer identification controls. State and local agencies often have authority to suspend store operations pending resolution of actual or alleged regulatory, licensing and permitting issues.
Other Regulations — Our pawn business in Mexico is subject to the General Law of Administrative Responsibility (“GLAR”), effective July 2017, which requires us to implement an integrity policy that contains mechanisms to ensure integrity standards throughout the organization. GLAR establishes administrative penalties for improper payments to government officials, influence peddling (including the hiring of public officials and the use of undue influence) and other corrupt acts in public procurement processes.
We are also subject to The Federal Law for the Prevention and Identification of Transactions with Funds from Illegal Sources, which requires reporting of certain transactions exceeding certain monetary limits, the appointment of a compliance officer and maintenance of customer identification records and controls. This law affects all vulnerable activities in Mexico and is intended to detect commercial activities arising from illicit or ill-gotten means through bilateral cooperation between Mexico’s Ministry of Finance and Public Credit and Mexico’s Attorney General’s Office. The law also restricts the use of cash in certain transactions associated with high-value assets and limits, and to the extent possible, money laundering activities protected by the anonymity that such cash transactions provide. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting on “vulnerable activities,” which include pawn transactions exceeding 143,840.10 Mexican pesos and retail transactions of precious metals exceeding 143,840.10 Mexican pesos. Retail transactions of precious metals in cash exceeding 287,680.20 Mexican pesos are prohibited. There are significant fines and sanctions for failure to comply with these rules.
In addition to the above, our pawn business in Mexico is subject to various general business regulations in the areas of tax compliance, customs, consumer protections, money laundering, civil protection regulations, municipal regulations, trade code (federal), public safety and employment matters, among others, by various federal, state and local governmental agencies.
Other Latin American Regulations
Local governmental entities in Guatemala, El Salvador and Honduras also regulate lending and retail businesses. Certain laws and local zoning and permitting ordinances require basic commercial business licenses and signage permits. Operating in these countries also subjects us to other types of regulations, including regulations related to financial reporting, data protection and privacy, tax compliance, labor and employment practices, real estate transactions, anti-money laundering, commercial and electronic banking restrictions, credit card transactions, usury law, consumer protection, marketing, advertising and other general business activities. As the scope of our international operations increases, we may face additional administrative and regulatory costs in managing our business. In addition, unexpected changes in laws and regulations, administrative interpretations of local requirements or legislation, or public remarks by elected officials could negatively affect our operations and profitability.
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
As of September 30, 2021, more than 60% of our U.S. pawn stores were located in Texas (44%) and Florida (18%), and those stores account for a significant portion of our revenues and profitability. The legislative, regulatory and general business environment in Texas and Florida has been relatively favorable for our pawn business activities, but a negative legislative or regulatory change in either of those states could have a material adverse effect on our overall operations and financial performance. Further, as discussed below, areas in Texas and Florida where we have significant operations are particularly susceptible to hurricane and tropical storm activity.
A significant or sudden decrease in gold values or the volume of gold transactions may have a material impact on our earnings and financial position.
Gold jewelry comprises a large portion of the collateral security for our pawn loans and our inventory. PSC, sales proceeds and our ability to liquidate excess jewelry inventory at an acceptable margin are dependent upon gold values and the volume of gold transactions. A decline in the availability of gold or our customers’ willingness or ability to sell us gold or use gold as collateral for pawn loans could impact our business. The impact on our financial position and results of operations of decreases in gold values or volumes or a change in customer behavior cannot be reasonably estimated because the market and customer response to changes in gold values is not known; however, a significant decline in gold values or gold volumes could result in decreases in sales, sales margins, PLO and PSC.
Fluctuations in our sales, PLO, sales margins and pawn redemption rates could have a material adverse impact on our operating results.
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
Under the terms of the Purchase Agreement related to the sale of our 94%-owned subsidiary, Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") to Alpha Holding, S.A. de C.V. (“AlphaCredit”) in September 2016, we remain obligated to indemnify AlphaCredit for any “pre-closing taxes” (i.e., tax obligations arising from the Grupo Finmart business that are attributable to periods prior to the completion of the sale in September 2016). Those obligations continue until the expiration of the statute of limitations applicable to the pre-closing periods. In August 2019, AlphaCredit notified us of a potential indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined. The final payments from AlphaCredit totaling $8.0 million have been placed into escrow pending resolution of the potential indemnity claim.

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
Mr. Cohen is a member of our Board of Directors and serves as Executive Chairman. As a member of the Board, Mr. Cohen is entitled to vote on all matters requiring approval of the Board. Our Bylaws currently provide that the presence of all directors shall constitute a quorum for the transaction of business, and that any act of the Board of Directors requires a unanimous approval of all directors. Consequently, Mr. Cohen, as is the case with each of the other directors, has the ability to block actions of the Board. Mr. Cohen has agreed that, as a member of the Board of Directors, he will not participate in any Board vote regarding his position as Executive Chairman.
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
At November 1, 2021, we owned 37.72% of the outstanding ordinary shares of Cash Converters, which is a publicly traded company based in Australia. We made the initial investment in November 2009 and have made incremental investments periodically since then. The success of this strategic investment is dependent on a variety of factors, including Cash Converters’s business performance and the market’s assessment of that performance. We have recorded a number of impairments to the carrying value of our investment in Cash Converters in the past. After an analysis of Cash Converters’s stock price performance and other factors, we determined the fair value of our investment in Cash Converters at September 30, 2021 was greater than its carrying value. See Note 5: Strategic Investments of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” If the fair value of our investment declines and we determine that such decline is other-than-temporary, we may be required to further impair our investment and recognize the related investment loss, which would adversely affect our results of operations and financial position in the period of impairment. Furthermore, there can be no assurance that we will be able to dispose of some or all of our investment in Cash Converters on favorable terms, should we decide to do so in the future.
Our ability to recover our investments in Rich Data Corporation and Simple Management Group, Inc. is heavily dependent on the success and performance of those companies, including their respective ability to obtain further debt or equity financing.
We have an investment in Rich Data Corporation (“RDC”) and an indirect investment in Simple Management Group, Inc. (“SMG”). See Note 5: Strategic Investments and Note 16: Subsequent Events of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” Our ability to recover our investment in either of these companies is heavily dependent on their success and performance, potentially including their ability to obtain further debt or equity financing. To the extent that either of such companies is not successful, we may be required in future periods to impair our investment and recognize related investment losses.
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
We have significant operations located in areas that are susceptible to hurricanes (notably the Atlantic and Gulf Coast regions of Florida, the Gulf Coast regions of Texas including Houston, as well as Mexico and Central America). Certain areas of our operations are also susceptible to other types of natural disasters such as earthquakes, volcanoes and tornadoes. As noted above, not all physical damage that we incur as a result of any such natural disaster will be covered by insurance due to policy deductibles and risk retentions. In addition, natural disasters could have a significant negative impact on our business beyond physical damage to property, including a reduction of our PLO, inventory, pawn service charges and merchandise sales. Only limited portions, if any, of those negative impacts will be covered by applicable business interruption insurance policies. As a result, geographically isolated natural disasters could have a material adverse effect on our overall operations and financial performance.
Goodwill comprises a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down and could have a material adverse effect on our results of operations and financial conditions.
The carrying value of our goodwill was $285.8 million, or approximately 23% of our total assets, as of September 30, 2021. We test goodwill and intangible assets with an indefinite life for potential impairment annually, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units.
When performing our annual test of goodwill for impairment in the fourth quarter, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine an impairment is more-likely-than-not, we are then required to perform a quantitative impairment test; otherwise, no further analysis is required. We also may elect not to perform a qualitative assessment and, instead, proceed directly to a quantitative impairment test. When performing a quantitative impairment test, we apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
When we perform a quantitative goodwill impairment test, we estimate the fair value of the reporting unit using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. The determination of fair value involves the use of estimates and assumptions, including revenue growth rates, operating margins and terminal growth rates discounted by an estimated WACC derived from other publicly traded companies that are similar but not identical to us from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in our internally developed forecasts.

See Note 1: Organization and Summary of Significant Accounting Policies and Note 8: Goodwill and Intangible Assets of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for a discussion of our annual impairment tests performed for goodwill and indefinite-lived intangible assets.
The conversion feature of our convertible notes, if triggered, may adversely affect our financial condition and operating results.
We have outstanding a total of $316.3 million of convertible notes. See Note 9: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” If the conversion feature of any of those convertible notes is triggered, holders will be entitled to convert the notes at their option at any time during specified periods. If one or more holders elect to convert their notes, we may be required, or may choose, to settle the obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Our certificate of incorporation currently authorizes us to issue up to 100 million shares of Class A Common Stock. Taking into consideration the shares that are issued and outstanding, as well as the shares that have been reserved for issuance pursuant to convertible notes, warrants and outstanding equity incentive compensation awards and the conversion of the Class B Common Stock, we had approximately 10.0 million shares of authorized Class A Common Stock available for other uses as of September 30, 2021. Therefore, our ability to issue shares of Class A Common Stock (other than pursuant to the existing reserved-for commitments), or securities or instruments that are convertible into or exchangeable for shares of Class A Common Stock, may be limited until such time additional authorized, unissued and unreserved shares become available or unless we determine we are unlikely to issue all of the shares that are currently reserved. During this time, for example, our ability to complete equity or equity-linked financings or other transactions (including strategic acquisitions) that involve the issuance or potential issuance of Class A Common Stock may be limited. Further, our ability to offer equity-based compensation to our management team may also be limited, which could adversely affect our ability to align management’s incentives with stockholders or attract and retain key management personnel.
General Risks
Public health issues, including the continuing COVID-19 pandemic, could adversely affect our financial condition, results of operations or liquidity.
Our business may be impacted by public health issues, including the continuing COVID-19 pandemic, other pandemics and the spread of contagious diseases. Such public health issues, and the government and consumer responses thereto, may (i) limit our ability to supply products and services to our customers as a result of store closures, reduced access to or foot traffic in our stores, or labor shortages, (ii) adversely affect the demand for our products and services or (iii) cause other unforeseen negative developments. Any of these factors may adversely affect our financial condition, results of operations or liquidity.
We have significant operations in Latin America, and changes in the business, regulatory, political or social climate could impact our operations there, which could adversely affect our results of operations and growth plans.
We own and operate a significant number of pawn stores in Latin America (primarily Mexico, but also Guatemala, El Salvador and Honduras). Further, our growth plans include potential expansion in some of those countries as well as potentially other countries in Latin America. Doing business in those countries exposes us to risks related to political instability, corruption, economic volatility, drug cartel and gang-related violence, social unrest including riots and looting, tax and foreign investment policies, public safety and security concerns, and uncertain application of laws and regulations. Consequently, actions or events in any of those countries that are beyond our control could restrict our ability to operate there or otherwise adversely affect the profitability of those operations. Furthermore, changes in the business, regulatory or political climate in any of those countries, or significant fluctuations in currency exchange rates, could affect our ability to expand or continue our operations there, which could have a material adverse impact on our prospects, results of operations and cash flows. For a description of the current regulatory environment in the Latin American countries in which we operate, see “Mexico Regulations” and “Other Latin America Regulations” under “Part I, Item 1 — Business — Regulation.”
A significant change in foreign currency exchange rates could have a material adverse impact on our earnings and financial position.
We have foreign operations in Latin America (primarily Mexico, but also Guatemala, El Salvador and Honduras) and an equity investment in Australia. Our assets and investments in, and earnings and dividends from each of these countries must be translated to U.S. dollars from their respective functional currencies. A significant weakening of any of these foreign currencies could result in lower assets and earnings in U.S. dollars, resulting in a potentially material adverse impact on our financial position, results of operations and cash flows.
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
Under our certificate of incorporation, we are generally obligated to indemnify our directors and officers for costs and liabilities they incur in their capacity as directors or officers of the Company. Consequently, if a proceeding names or involves any of our directors or officers, then (subject to certain exceptions) we are generally obligated to pay or reimburse the cost or liability such director or officer incurs as a result of such proceeding (including defense costs, judgments and amounts paid in settlement). We maintain management liability insurance that protects us from much of this potential indemnification exposure, as well as potential costs or liabilities that may be directly incurred by the Company in some cases. However, our insurance coverage is subject to deductibles and there may be elements of the costs or liabilities that are not covered under the insurance policies. In addition, to the extent our ultimate liability in any such proceeding (or any combination of proceedings that are included in the same policy year) exceeds the management liability policy limits, our results of operations and financial condition could be adversely affected.
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
In the course of conducting our business, we collect and store on our information technology systems a variety of information about our customers, including sensitive personal identifying and financial information. We may not have the resources or technical expertise to anticipate or prevent rapidly evolving types of cyber attacks. Attacks may be targeted at us, our service providers, our customers or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur increased costs, including costs to hire additional personnel, purchase additional protection technologies, train Team Members and engage third-party experts and consultants. Advances in computer capabilities, new technological discoveries or other developments may result in the technology we use to protect data being breached or compromised. In addition, data and security breaches can occur as a result of non-technical issues, including breach by us or by persons with whom we have commercial relationships that result in the unauthorized release of personal or confidential information. We could be subject to fines, penalties and liabilities if any such information is misappropriated from our systems or we otherwise fail to maintain the security and confidentiality of such information. Further, any such data security breach could cause damage to our reputation and a loss of confidence in our data security measures, which could adversely affect our business and prospects.
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
We face other risks discussed under "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk."
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We lease our pawn store locations, which are located throughout our geographic areas of operations. See “Part I, Item 1 — Business — Segment and Geographic Information.” Our pawn stores are typically located in a freestanding building or occupy all or part of a retail strip center with contiguous parking. A portion of the store interior is designed for retail operations, with merchandise displayed for sale by category. Distinctive exterior design and attractive in-store signage provide an appealing atmosphere to customers. We maintain or reimburse our landlords for maintaining property and general liability insurance for each of our stores. Our stores are open six or seven days a week.
Leases for our U.S. locations generally have initial terms ranging from three to 10 years and typically allow for renewals in increments of three-to-five years. Our primary corporate office is located in Austin, Texas and is leased through March 2029 with escalating rent payments annually and includes two five-year extension options at the end of the lease term. Our locations in Latin America are generally leased on three-to-five year terms.
Our existing leases expire on various dates through fiscal 2033, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores. On an ongoing basis, we may close or consolidate under-performing store locations.
As of September 30, 2021, we had a total of 1,148 stores, 516 of which are located in the U.S., with 44% located in Texas, 18% in Florida and the remainder spread across 18 other states. We also have 508 locations in Mexico, 90 in Guatemala, 18 in El Salvador, and 16 in Honduras.

In addition to our store leases, we lease approximately 120,000 square feet of corporate office space in Austin, Texas (82,663 square feet of which has been subleased to other tenants). We lease other corporate office space in Mexico (8,600 square feet), Guatemala (3,500 square feet), El Salvador (4,500 square feet), Honduras (1,200 square feet) and Miami, Florida (14,200 square feet, all of which has been subleased to a tenant).
For additional information about store locations, see “Part I, Item 1 — Business — Segment and Geographic Information.”
ITEM 3. LEGAL PROCEEDINGS
See Note 13: Contingencies of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Non-Voting Common Stock (“Class A Common Stock”) is traded on the NASDAQ Stock Market under the symbol “EZPW.” As of November 12, 2021, there were approximately 70 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of November 12, 2021. As of September 30, 2021, the closing sales price of our Class A Common Stock, as reported by the NASDAQ Stock Market, was $7.57 per share.
Stock Performance Graph
The following Stock Performance Graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol: IXIC) and the NASDAQ Other Financial Index (ticker symbol: IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2016. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
2016
2017
2018
2019
2020
2021
EZCORP, INC.
NASDAQ Composite Index
NASDAQ Other Finance Index

Company Index	2016	2017	2018	2019	2020	2021
EZCORP, INC.	$100.00	$85.90	$96.75	$58.41	$45.48	$68.44
NASDAQ Composite Index	$100.00	$122.29	$151.47	$150.59	$210.23	$272.00
NASDAQ Other Finance Index	$100.00	$125.64	$136.74	$152.19	$159.32	$193.90

ITEM 6. [RESERVED].
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of EZCORP Inc. and its subsidiaries (collectively, “we,” “us”, “our” or the “Company”) for the two-year period ended September 30, 2021. The following discussion should be read together with our consolidated financial statements and accompanying notes included in “Part II, Item 8 — Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements, and our actual results could differ materially from those anticipated in these forward-looking statements. See “Part I, Item 1A — Risk Factors” and “Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results” below.
Acquisitions
In June 2021, we completed the acquisition of 100% of the common shares of PLO del Bajio S. de R.L. de C.V. (“Bajio”) and gained control of the entity, further expanding our geographic footprint within Mexico with the addition of 128 pawn stores. These stores, operating under the name "Cash Apoyo Efectivo," are located principally in the Mexico City metropolitan area and have strong brand recognition in that market. This was our largest acquisition to date in terms of store-count. The total consideration paid for Bajio was $23.6 million, consisting of cash of $17.4 million, of which $11.6 million was paid in cash at closing and the remaining $5.8 million is accrued and held as restricted cash to be paid out per the acquisition agreement, and 212,870 shares of our Class A Non-Voting Common Stock valued at $1.6 million. In addition, the sellers may be entitled to additional payments of up to $4.6 million over the next two years, contingent on the performance of the acquired stores with growing its loan portfolio. We also repaid $14.9 million of Bajio’s existing debt assumed in the acquisition.
In May 2021, we acquired 11 pawn stores in the Houston, Texas area, providing an immediate market-leading position in the South Houston area and enhancing our already strong position in the strategically important Houston metro market.
COVID-19
The COVID-19 pandemic continues to affect the U.S. and global economies, and as disclosed in our 2020 Annual Report on Form 10-K, the pandemic also affected our business in a variety of ways beginning in the second quarter of fiscal 2020 and continuing into fiscal 2021. The full extent and duration of the COVID-19 impact on the global economy generally, and on our business specifically, is currently unknown. The impact of the pandemic, and the recovery therefrom, continued to adversely affect net revenues and earnings in fiscal 2021. During the latter part of fiscal 2021, we saw pawn transaction activity continue to rebuild, driving PLO balances closer to pre-pandemic levels, which will drive accelerating PSC revenue in the coming quarters given the natural lag between pawn originations and related fees. A prolonged pandemic and recovery may have an adverse effect on our results of operations, financial position and liquidity in future periods.
Results of Operations
Non-GAAP Financial Information
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide certain other non-GAAP financial information on a constant currency basis ("constant currency") and “same store” basis. We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos, Guatemalan quetzales and other Latin American currencies. We analyze results on a same store basis (which is defined as stores open during the entirety of the comparable periods) to better understand existing store performance without the influence of increases or decreases resulting solely from changes in store count. We believe presentation of constant currency and same store results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a better understanding and evaluation of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not rather than or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the twelve months ended September 30, 2021 and 2020 were as follows:

	September 30,		Twelve Months Ended September 30,
	2021	2020	2021	2020

Mexican peso	20.5	22.3	20.2	21.1
Guatemalan quetzal	7.6	7.6	7.6	7.5
Honduran lempira	23.9	24.2	23.8	24.3
Peruvian sol	4.1	3.6	3.7	3.4

Operating Results
Fiscal 2021 vs. Fiscal 2020
These tables, as well as the discussion that follows, should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
Summary Financial Data
The following table presents selected summary consolidated financial data for fiscal 2021 and fiscal 2020.

	Fiscal Year Ended September 30,		Change
(in thousands)	2021	2020

Net revenues:
Pawn service charges	$260,196	$272,638	(5)%

Merchandise sales	442,798	498,213	(11)%
Merchandise sales gross profit	185,580	163,732	13%
Gross margin on merchandise sales	42%	33%	900 bps

Jewelry scrapping sales	26,025	47,953	(46)%
Jewelry scrapping gross profit	3,177	9,912	(68)%
Gross margin on jewelry scrapping sales	12%	21%	(900) bps

Other revenues, net	532	2,919	(82)%
Net revenues	449,485	449,201	*

Store Expenses	330,837	336,770	(2)%
General and administrative	56,495	54,133	4%
Impairment of goodwill, intangible and other assets	—	54,666	(100)%
Depreciation and Amortization	30,672	30,827	(1)%
Loss on sale or disposal of assets and other	83	801	(90)%
Other charges	229	20,388	(99)%
Total operating expenses	418,316	497,585	(16)%

Interest expense	22,177	22,472	(1)%
Interest income	(2,445)	(3,173)	(23)%
Equity in net (income) loss of unconsolidated affiliates	(3,803)	2,429	257%
Other (income) expense	(822)	(17)	*
Total non-operating expenses	15,107	21,711	(30)%

Income (loss) from continuing operations before income taxes	16,062	(70,095)	123%
Income tax (benefit) expense	7,450	(1,632)	556%
Net income (loss) attributable to EZCORP, Inc.	$8,612	$(68,463)	113%

Net pawn earning assets:
Pawn loans	$175,901	$131,323	34%
Inventory, net	110,989	95,891	16%
Total net pawn earning assets	$286,890	$227,214	26%

*	Represents a percentage computation that is not mathematically meaningful.
Net revenues for fiscal 2021 were $449.5 million compared to $449.2 million in the prior year, reflecting lower average PLO (driving lower PSC), offset by improved sales profit margins. PSC decreased 5% due to a decline in new loans activity and PLO as customer borrowing behaviors were impacted by COVID-19 during the latter half of fiscal 2020 and through much of fiscal 2021. PLO increased 34% during fiscal 2021 as pawn transaction activity steadily rebuilt through the year. Merchandise sales decreased 11% compared to fiscal 2020 when the

COVID-19 pandemic drove significant increases in sales volume in the latter half of year. Gross margin on merchandise sales grew 900 bps to 42%, resulting in a 13% increase in merchandise sales gross profit, primarily driven by effective inventory management.
Operating expenses decreased $79.3 million or 16%, primarily due to the $54.7 million goodwill impairment charge and the other charges of $20.4 million recorded during the prior year. In fiscal 2020, a reversal of incentive compensation for $20.9 million was recorded resulting from the termination of certain executives ($12.0 million) and the impact of COVID-19 to long-term and short-term incentive plans ($8.9 million). Excluding these charges and the reversal of incentive compensation, operating expenses decreased $25.1 million or 6%, primarily due to the strategic initiatives implemented in the fourth quarter of fiscal 2020, including cost optimization at the corporate level and cost cutting at the store level due to reduced transaction activity.
During fiscal 2020, we recorded goodwill, intangible and other assets impairment charges of $54.7 million, as further described in Note 8: Goodwill and Intangible Assets of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
During fiscal 2020, we recorded other charges of $20.4 million due to the implementation of strategic initiatives, as further described in Note 2: Other Charges of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
Total non-operating expenses decreased $6.6 million, or 30%, primarily due to non-recurring costs incurred in the prior year of a $7.1 million charge ($10.1 million, net of a $3.0 million tax benefit) for our share of the Cash Converters settlement of a class action lawsuit and a $5.0 million charge for the closure of our CASHMAX business in Canada.
Income tax expense increased $9.1 million primarily due to an increase in income before income taxes of $86.2 million, offset by a decrease in income tax expense of approximately $9.0 million due to non-deductible goodwill impairments booked in the second quarter of fiscal 2020.

U.S. Pawn
The following table presents selected summary financial data from our U.S. Pawn segment:

	Fiscal Year Ended September 30,		Change
(in thousands)	2021	2020

Net revenues:
Pawn service charges	$196,721	$210,081	(6)%

Merchandise sales	341,495	391,921	(13)%
Merchandise sales gross profit	150,456	140,377	7%
Gross margin on merchandise sales	44%	36%	800 bps

Jewelry scrapping sales	15,260	36,691	(58)%
Jewelry scrapping sales gross profit	2,259	8,627	(74)%
Gross margin on jewelry scrapping sales	15%	24%	(900) bps

Other revenues	105	150	(30)%
Net revenues	349,541	359,235	(3)%

Segment contribution:
Store expenses	253,344	261,608	(3)%
Impairment of goodwill, intangible and other assets	—	10,000	(100)%
Depreciation and amortization	10,650	11,030	(3)%
Other charges	—	3,106	(100)%
Segment operating contribution	85,547	73,491	16%
Other segment expenses	27	385	(93)%
Segment contribution	$85,520	$73,106	17%

Other data:
Average monthly ending pawn loan balance per store (a)	$227	$235	(3)%
Monthly average yield on pawn loans outstanding	14%	14%	— bps
Pawn loan redemption rate	86%	88%	(200) bps

(a)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
Pawn service charges decreased 6% primarily due to a decline in new loans activity and PLO as customer borrowing behaviors were impacted by COVID-19 and related government stimulus initiatives during the latter half of fiscal 2020 and through the first half of fiscal 2021. Merchandise sales decreased 13% compared to fiscal 2020 when the COVID-19 pandemic drove significant increases in sales volume in the latter half of year. Gross margin on merchandise sales grew 800 bps to 44%, resulting in a 7% increase in merchandise sales gross profit, primarily driven by effective inventory management.
Store expenses decreased 3%. In fiscal 2020, a reversal of incentive compensation for $2.4 million was recorded resulting from the termination of certain executives ($1.2 million) and the impact of COVID-19 to long-term and short-term incentive plans ($1.2 million). Excluding the reversal of incentive compensation, store expenses decreased $10.7 million or 4%, primarily due to the strategic initiatives implemented in the fourth quarter of fiscal year 2020, including cost cutting at the store level due to reduced transaction activity.
Segment contribution increased $12.4 million primarily due to the $10.0 million goodwill impairment charge and the other charges of $3.1 million recorded during the prior year. Excluding these charges and the reversal of incentive compensation described above, segment contribution increased $1.7 million due to the changes in net revenues and store expenses described above.

Latin America Pawn
The following table presents selected summary financial data from our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Financial Information” above.

	Fiscal Year Ended September 30,
(in thousands)	2021 (GAAP)	2020 (GAAP)	Change (GAAP)	2021 (Constant Currency)	Change (Constant Currency)

Net revenues:
Pawn service charges	$63,475	$62,557	1%	$61,523	(2)%

Merchandise sales	101,303	106,292	(5)%	98,158	(8)%
Merchandise sales gross profit	35,124	23,355	50%	33,940	45%
Gross margin on merchandise sales	35%	22%	1,300 bps	35%	1,300 bps

Jewelry scrapping sales	10,765	11,262	(4)%	10,415	(8)%
Jewelry scrapping sales gross profit	918	1,285	(29)%	940	(27)%
Gross margin on jewelry scrapping sales	9%	11%	(200) bps	9%	(200) bps

Other revenues (expenses), net	7	(101)	107%	6	106%
Net revenues	99,524	87,096	14%	96,409	11%

Segment contribution:
Store expenses	77,493	69,916	11%	75,251	8%
Depreciation and amortization	7,371	7,315	1%	7,749	6%
Impairment of goodwill, intangible and other assets	—	35,938	(100)%	—	(100)%
Other charges	229	1,715	(87)%	222	(87)%
Segment operating contribution (loss)	14,431	(27,788)	152%	13,187	147%
Other segment income (a)	(2,862)	(1,129)	153%	(2,782)	146%
Segment contribution (loss)	$17,293	$(26,659)	165%	$15,969	160%

Other data:
Average monthly ending pawn loan balance per store (b)	$59	$70	(16)%	$57	(19)%
Monthly average yield on pawn loans outstanding	17%	15%	200 bps	17%	200 bps
Pawn loan redemption rate (c)	80%	78%	200 bps	80%	200 bps

(a)	Fiscal 2021 and 2020 constant currency amounts exclude net GAAP basis foreign currency transaction gains of $0.1 million and $0.5 million, respectively, resulting from movement in exchange rates.
(b)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
(c)	Rate is solely inclusive of results from Empeño Fácil.

	2021 Change (GAAP)	2021 Change (Constant Currency)
Same Store data: (a)
PLO	37%	29%
PSC	(4)%	(7)%
Merchandise Sales	(12)%	(14)%
Merchandise Sales Gross Profit	41%	37%
Store Expenses	4%	1%

(a)	Stores open at the end of the period included in the same store calculation were 466.
During fiscal 2021, we acquired 128 stores and opened 15 de novo stores.
PLO increased 60% to $40.0 million (51% on constant currency basis). On a same store basis, PLO increased 37% (29% on a constant currency basis). Though PLO has significantly improved, the average monthly ending PLO per store during the year was down 16% (19% on a constant currency basis) resulting from a substantial decline in new loans activity and associated loan balances due to the COVID-19 effects on the business in fiscal 2020.
PSC increased 1% (decreased 2% on a constant currency basis) and same store PSC decreased by 4% (7% on a constant currency basis) due to the lower average PLO during the year offset by a higher yield.
Merchandise sales decreased 5% (8% on a constant currency basis) and 12% on a same store basis (14% on a constant currency basis). This decrease in merchandise sales was offset by an increase in merchandise sales gross profit driven by a substantial improvement in merchandise sales gross profit margin primarily due to effective inventory management.
Store expenses increased $7.6 million or 11% (8% on a constant currency basis) primarily due to growth in store count during the year. On a same-store basis, store expenses increased by $2.8 million or 4% (1% on a constant currency basis).
Segment contribution increased $44.0 million, or 165%, to $17.3 million (160% on a constant currency basis). Excluding the $35.9 million goodwill impairment charge and the other charges of $1.7 million recorded during the prior year, segment contribution increased $6.3 million, primarily due to the changes in net revenues and store expenses described above.
Other International
The following table presents selected summary financial data for our Other International segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Fiscal Year Ended September 30,		Change
(in thousands)	2021	2020

Net revenues:
Consumer loan fees and interest	$420	$3,823	(89)%
Consumer loan bad debt	—	(953)	(100)%
Net revenues	420	2,870	(85)%

Segment operating expenses:
Store expenses	—	5,314	(100)%
Impairment of goodwill, intangible and other assets	—	1,149	(100)%
Other charges	—	3,802	(100)%
Equity in net (income) loss of unconsolidated affiliates	(3,803)	2,429	257%
Segment operating contribution (loss)	4,223	(9,824)	143%

Other segment (income) expense	(173)	535	132%
Segment contribution (loss)	$4,396	$(10,359)	142%

Segment contribution was $4.4 million. When excluding the $7.1 million charge ($10.1 million, net of a $3.0 million tax benefit) for our share of the Cash Converters settlement of a class action lawsuit and a $5.0 million charge for the closure of our CASHMAX business in Canada in the prior year, segment contribution increased $2.7 million, primarily due to the elimination of store losses from CASHMAX.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,		Change
(in thousands)	2021	2020

Segment contribution	$107,209	$36,088	197%
Corporate expenses (income):
General and administrative	56,495	54,133	4%
Impairment of goodwill and intangibles	—	7,579	(100)%
Depreciation and amortization	12,651	12,414	2%
Loss on sale or disposal of assets and other	62	508	(88)%
Other charges	—	11,765	(100)%
Interest expense	22,177	21,238	4%
Interest income	(461)	(1,587)	(71)%
Other expense	223	133	68%
Income (loss) before income taxes	16,062	(70,095)	123%
Income tax expense (benefit)	7,450	(1,632)	556%
Net income (loss)	$8,612	$(68,463)	113%

Segment contribution increased $71.1 million, primarily due to a $47.1 million impairment charge of certain long-lived assets, $8.6 million in other charges and a $7.1 million charge ($10.1 million, net of a $3.0 million tax benefit) for our share of the Cash Converters settlement of a class action lawsuit in fiscal 2020. Excluding those charges, segment contribution increased by $8.3 million or 8% primarily due to the improvements of the Latin America pawn segment.
General and administrative expenses increased $2.4 million, or 4%. In fiscal 2020, a reversal of incentive compensation for $17.0 million was recorded resulting from the termination of certain executives ($10.3 million) and the impact of COVID-19 to long-term and short-term incentive plans ($6.7 million). Excluding the reversal of incentive compensation, general and administrative expenses decreased $14.6 million or 21%, due to expense optimization initiatives that started at the end of the fourth quarter of fiscal 2020.
Other charges of $11.8 million incurred in the prior year resulted from the implementation of cost saving initiatives and rationalizing non-core activities.
Income tax expense increased $9.1 million primarily due to an increase in income before income taxes of $86.2 million offset by a decrease in income tax expense of approximately $9.0 million due to non-deductible goodwill impairments booked in the second quarter of fiscal 2020.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations. See Note 11: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
Fiscal 2020 vs. Fiscal 2019
The Results of Operations discussion for fiscal 2020 vs. fiscal 2019 has been omitted and is located in “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2020, which was filed with the SEC on December 14, 2020.

Liquidity and Capital Resources
Cash Flows
The table and discussion below present a summary of the sources and uses of our cash:

	Fiscal Year Ended September 30,		Change
(in thousands)	2021	2020

Cash flows from operating activities	$46,438	$49,078	(5)%
Cash flows (used in) provided by investing activities	(84,611)	109,898	(177)%
Cash flows used in financing activities	(16,253)	(6,253)	(160)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5,497	(2,612)	*
Net (decrease) increase in cash and cash equivalents and restricted cash	$(48,929)	$150,111	(133)%

*	Represents a percentage computation that is not mathematically meaningful.
The decrease in cash flows from operating activities year-over-year was due to a $31.2 million decrease from changes in working capital, offset by a $28.6 million increase in net income, exclusive of non-cash items. Changes in working capital are primarily related to the timing of collections in pawn service charges receivable, inventory purchases and the timing of payments of accounts payable and prepaid expenses.
The decrease in cash flows from investing activities year-over-year was primarily due to a $95.8 million decrease in the sale of forfeited collateral, a decrease of $76.6 million in net pawn lending and collections and acquisitions of $19.0 million. The decrease in sale of forfeited collateral and decrease in net pawn lending and collections was primarily attributable to a change in customer borrowing behaviors during the COVID-19 pandemic. The $19.0 million in acquisitions is primarily attributable to the CAE acquisition discussed in Note 3: Acquisitions of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
The increase in cash flows used in financing activities year-over-year was primarily due to the payment of assumed debt of $14.9 million from the CAE acquisition, offset by a $5.2 million decrease from the repurchase of common stock in the prior year.
The net effect of these changes was a $48.9 million decrease in cash on hand during the current year, resulting in a $263.6 million ending cash and restricted cash balance.
Sources and Uses of Cash
In December 2019, our Board of Directors authorized a stock repurchase program that will allow us to repurchase up to $60 million of our Class A Non-voting Common Stock over three years. On March 20, 2020, we suspended the repurchase of shares under the program in order to preserve current liquidity given the uncertainty of the impact of the COVID-19 pandemic to our operations. As of September 30, 2021, we had repurchased and retired 943,149 shares of our Class A Common Stock for $5.2 million. The resumption of our stock repurchase program and the amount and timing of purchases will be dependent on a variety of factors, such as the return to normal business conditions, stock price, trading volume, general market conditions, legal and regulatory requirements, cash flow levels and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. We did not make any stock repurchases during the year ended September 30, 2021.
We anticipate that cash flows from operations and cash on hand will be adequate to fund any future stock repurchases, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through fiscal 2022. We continue to explore acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Given the current uncertainty related to the COVID-19 pandemic, we may adjust our capital or other expenditures. Depending on the level of acquisition activity and other factors, our ability to repay our longer term debt obligations, including the convertible debt maturing in 2024 and 2025, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.
Convertible Notes
For a description of the terms of our convertible notes, including the associated conversion and other related features and transactions, see Note 9: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”

Contractual Obligations
Below is a summary of our cash needs to meet future aggregate contractual obligations as of September 30, 2021:

		Payments due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligations (a)	$316,250	$—	$143,750	$172,500	$—
Interest on long-term debt obligations	26,046	8,230	15,426	2,390	—
Lease obligations (b)	260,299	66,434	98,140	56,335	39,390
Total (c) (d)	$602,595	$74,664	$257,316	$231,225	$39,390
(a)    Excludes debt discount and deferred financing costs as well as convertible features.
(b)    Excludes $5.1 million in sublease payments expected to be received.
(c)    No provision for uncertain tax benefits has been reflected in the contractual obligations table as the timing of any such payment is uncertain. See Note 11: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” Additionally, no provision for insurance reserves, deferred compensation arrangements, or other liabilities totaling $7.6 million has been included as the timing of such payments are uncertain.
(d)    Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the accrued portions of interest and lease obligations which are included in interest on long-term debt obligations and lease obligations captions above.
In addition to the lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. During the fiscal year ended September 30, 2021, these collectively amounted to $25.5 million.
Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments including those related to revenue recognition, inventory, loan loss allowances, goodwill and indefinite-lived intangible assets, long-lived and other intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe to be reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions.
The critical accounting policies and estimates that could have a significant impact on our results of operations, as well as relevant recent accounting pronouncements, are described in Note 1: Organization and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” Certain accounting policies regarding the quantification of the sensitivity of certain critical estimates are discussed further below.
Pawn Loan Revenue Recognition
We record PSC using the effective interest method over the life of the loan for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. As of September 30, 2021, the balance of our PSC receivable was $29.3 million. Assuming the average forfeiture rate increased or decreased by 10%, our pawn service charges receivable balance as of September 30, 2021 would have increased or decreased by approximately $0.8 million.
Inventory and Cost of Goods Sold
We consider our estimates of obsolete or slow-moving inventory and shrinkage estimates in determining the appropriate overall valuation allowance for inventory. We monitor our sales margins for each type of inventory on an ongoing basis and compare to historical margins. Significant variances in those margins may require a revision to future inventory reserve estimates. We have historically revised our reserve estimates pertaining to jewelry inventory depending on the current price of gold and resulting trends in margins. Future declines in gold prices may cause an increase in reserve rates pertaining to jewelry inventory. As of September 30, 2021, the gross balance of our inventory was $115.3 million, for which we have included reserves of $4.3 million. Assuming the reserve rates were increased or decreased by 10%, our inventory reserve balance as of September 30, 2021 would have increased or decreased by approximately $0.4 million.

Goodwill and Indefinite-Lived Intangible Assets
When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine an impairment is more-likely-than-not, we are then required to perform a quantitative impairment test; otherwise, no further analysis is required. We also may elect not to perform a qualitative assessment and, instead, proceed directly to a quantitative impairment test. When performing a quantitative impairment test, we apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
When we perform a quantitative goodwill impairment test, we estimate the fair value of the reporting unit using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. The determination of fair value involves the use of estimates and assumptions, including revenue growth rates, operating margins and terminal growth rates discounted by an estimated WACC derived from other publicly traded companies that are similar but not identical to us from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in our internally developed forecasts.
We test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If we believe as a result of the qualitative assessment that it is more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, a quantitative impairment test is required. Otherwise, no further testing is required.
We consider the assessment of the occurrence of triggering events or substantive changes in circumstances that may indicate the fair value of goodwill may be impaired to be a critical estimate. Furthermore, we consider the assumptions discussed above pertaining to the income approach we use in the quantitative testing of impairment to be critical estimates.
The results of the impairment analyses for fiscal year 2021 and fiscal year 2020 are discussed in Note 8: Goodwill and Intangible Assets of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
Income Taxes
Management believes that it is more likely than not that forecasted income, including income that may be generated as a result of certain tax planning strategies, together with future reversals of existing taxable temporary differences, will be sufficient to fully recover the net recorded deferred tax assets. In the event we determine all or part of the net deferred tax assets are not realizable in the future, we will make an adjustment to the valuation allowance that would be charged to earnings in the period such determination is made. We have included valuation allowances against deferred tax assets for net operating losses and tax credits not expected to be utilized based on specific facts and estimates for each jurisdiction.
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
The translation adjustment from Cash Converters through June 30, 2021 (included in our September 30, 2021 results on a three-month lag) was a $1.5 million increase to stockholders’ equity, excluding income tax impacts. During the fiscal year ended September 30, 2021, $1.00 Australian dollar strengthened to $0.7215 U.S. as compared to $0.6750 in the prior year.
The translation adjustment from Latin America primarily representing the change of the Mexican peso during the fiscal year ended September 30, 2021 was a $8.2 million increase to stockholders’ equity. During the fiscal year ended September 30, 2021, the Mexican peso strengthened approximately 8.2% to $1.00 Mexican to $0.0490 U.S. from $0.0453 U.S. as of September 30, 2020. During the fiscal year ended September 30, 2021, the Guatemalan quetzal weakened approximately 1.6% to Q1.00 Guatemalan to $0.1264 U.S. from $0.1285 U.S. as of September 30, 2020. We have currently assumed indefinite reinvestment of earnings and capital in Latin America. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. (the “Company”) as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated November 17, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for Bajio Leases
As described in Note 3 to the Company’s consolidated financial statements, the Company recorded approximately $10.7 million of right-of-use assets and lease liabilities on June 8, 2021, in connection with the Company’s acquisition of 100% of the common shares of PLO del Bajio S. de R.L. de C.V. (“Bajio”). These leases primarily relate to the 128 pawn stores which were added to the Company’s geographic footprint within Mexico as a result of the acquisition.
We identified the accounting for the leases recorded as a result of the Bajio acquisition as a critical audit matter. Accounting for the acquired leases required management’s individual assessment of the varying terms of the large volume of leases acquired, and the estimation of the appropriate incremental borrowing rate for each lease. Auditing these elements involved especially challenging audit effort due to the volume of leases acquired, as well as the specialized skills and knowledge required to assess the reasonableness of the incremental borrowing rates estimated by management.
The primary procedures we performed to address this critical audit matter included:
•Examining a sample of lease agreements, which required language translation, to determine that the varying terms were appropriately interpreted and accurately utilized in management’s calculation of the right-of-use asset and lease liability balances.
•Verifying that the lease liability balances were properly recognized as of the acquisition date, by testing the accuracy of the initial measurement of the lease liabilities for a sample of leases, including verifying that the present value of the lease payments was clerically accurate and the Company correctly applied the provisions of ASC 842.
•Utilizing personnel with specialized knowledge and skills in valuation to assist in assessing the reasonableness of the incremental borrowing rates estimated by management.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
November 17, 2021

EZCORP, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share and per share amounts)	2021	2020

Assets:
Current assets:
Cash and cash equivalents	$253,667	$304,542
Restricted cash	9,957	8,011
Pawn loans	175,901	131,323
Pawn service charges receivable, net	29,337	20,580
Inventory, net	110,989	95,891
Prepaid expenses and other current assets	31,010	32,903
Total current assets	610,861	593,250
Investments in unconsolidated affiliates	37,724	32,458
Property and equipment, net	53,811	56,986
Right-of-use asset, net	200,990	183,809
Goodwill	285,758	257,582
Intangible assets, net	62,104	58,638
Notes receivable, net	1,181	1,148
Deferred tax asset, net	9,746	8,931
Other assets	4,736	4,221
Total assets	$1,266,911	$1,197,023

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$—	$213
Accounts payable, accrued expenses and other current liabilities	90,268	71,504
Customer layaway deposits	12,557	11,008
Lease liability	52,263	49,742
Total current liabilities	155,088	132,467
Long-term debt, net	264,186	251,016
Deferred tax liability, net	3,684	524
Lease liability	161,330	153,040
Other long-term liabilities	10,385	10,849
Total liabilities	594,673	547,896
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A Non-Voting Common Stock, par value $0.01 per share; shares authorized: 100 million; 53,086,438 issued and outstanding as of September 30, 2021; and issued and outstanding of 52,332,848 as of September 30, 2020	530	521
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171 as of September 30, 2021 and 2020	30	30
Additional paid-in capital	403,312	398,475
Retained earnings	326,781	318,169
Accumulated other comprehensive loss	(58,415)	(68,068)
Total equity	672,238	649,127
Total liabilities and equity	$1,266,911	$1,197,023
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, except per share amounts)	2021	2020	2019

Revenues:
Merchandise sales	$442,798	$498,213	$453,375
Jewelry scrapping sales	26,025	47,953	60,445
Pawn service charges	260,196	272,638	327,366
Other revenues	532	3,973	6,043
Total revenues	729,551	822,777	847,229
Merchandise cost of goods sold	257,218	334,481	297,508
Jewelry scrapping cost of goods sold	22,848	38,041	52,935
Other cost of revenues	—	1,054	2,338
Net revenues	449,485	449,201	494,448
Operating expenses:
Store expenses	330,837	336,770	350,578
General and administrative	56,495	54,133	63,665
Impairment of goodwill, intangible and other assets	—	54,666	—
Depreciation and amortization	30,672	30,827	28,797
Loss on sale or disposal of assets and other	83	801	4,399
Other charges	229	20,388	—
Total operating expenses	418,316	497,585	447,439
Operating income (loss)	31,169	(48,384)	47,009
Interest expense	22,177	22,472	32,637
Interest income	(2,477)	(3,173)	(11,086)
Equity in net (income) loss of unconsolidated affiliates	(3,803)	2,429	135
Impairment of investment in unconsolidated affiliates	—	—	19,725
Other (income) expense	(790)	(17)	1,424
Income (loss) from continuing operations before income taxes	16,062	(70,095)	4,174
Income tax expense (benefit)	7,450	(1,632)	2,406
Income (loss) from continuing operations, net of tax	8,612	(68,463)	1,768
Loss from discontinued operations, net of tax	—	—	(457)
Net income (loss)	8,612	(68,463)	1,311
Net loss attributable to noncontrolling interest	—	—	(1,230)
Net income (loss) attributable to EZCORP, Inc.	$8,612	$(68,463)	$2,541

Basic earnings (loss) per share attributable to EZCORP, Inc. — continuing operations	$0.15	$(1.24)	$0.05
Diluted earnings (loss) per share attributable to EZCORP, Inc. — continuing operations	$0.15	$(1.24)	$0.05

Weighted-average basic shares outstanding	55,744	55,313	55,341
Weighted-average diluted shares outstanding	55,949	55,313	55,984
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019

Net income (loss)	$8,612	$(68,463)	$1,311
Other comprehensive income ( loss):
Foreign currency translation adjustment, net of tax	9,653	(15,678)	(10,042)
Comprehensive income (loss)	18,265	(84,141)	(8,731)
Comprehensive loss attributable to noncontrolling interest	—	—	(1,230)
Comprehensive income (loss) attributable to EZCORP, Inc.	$18,265	$(84,141)	$(7,501)
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Noncontrolling Interest	Total Equity
(in thousands)	Shares	Par Value		Retained Earnings

Balances as of October 1, 2018	54,585	$546	$397,927	$386,622	$(42,356)	$(3,331)	$739,408
Stock compensation	—	—	9,794	—	—	—	9,794
Release of restricted stock	950	10	—	—	—	—	10
Taxes paid related to net share settlement of equity awards	—	—	(3,288)	—	—	—	(3,288)
Transfer of subsidiary shares to noncontrolling interest	—	—	3,195	—	—	(3,195)	—
Foreign currency translation loss	—	—	—	—	(10,042)	—	(10,042)
Deconsolidation of subsidiary	—	—	—	—	—	7,756	7,756
Net income (loss)	—	—	—	2,541	—	(1,230)	1,311
Balances as of September 30, 2019	55,535	$556	$407,628	$389,163	$(52,398)	$—	$744,949
Stock compensation	—	—	(5,094)	—	—	—	(5,094)
Release of restricted stock	711	6	—	—	—	—	6
Taxes paid related to net share settlement of equity awards	—	—	(1,435)	—	—	—	(1,435)
Foreign currency translation loss	—	—	—	(8)	(15,670)	—	(15,678)
Purchase and retirement of treasury stock	(943)	(11)	(2,624)	(2,523)	—	—	(5,158)
Net loss	—	—	—	(68,463)	—	—	(68,463)
Balances as of September 30, 2020	55,303	$551	$398,475	$318,169	$(68,068)	$—	$649,127
Stock compensation	—	—	3,946	—	—	—	3,946
Transfer of consideration for current period acquisition	213	2	1,545	—	—	—	1,547
Transfer of consideration for prior period acquisition	33	—	185	—	—	—	185
Release of restricted stock	508	7	—	—	—	—	7
Taxes paid related to net share settlement of equity awards	—	—	(839)	—	—	—	(839)
Foreign currency translation gain	—	—	—	—	9,653	—	9,653
Net income	—	—	—	8,612	—	—	8,612
Balances as of September 30, 2021	56,057	$560	$403,312	$326,781	$(58,415)	$—	$672,238
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019

Operating activities:
Net income (loss)	$8,612	$(68,463)	$1,311
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	30,672	30,827	28,797
Amortization of debt discount and deferred financing costs	13,797	13,200	19,759
Amortization of right-of-use asset	48,480	45,649	—
Accretion of notes receivable discount and deferred compensation fee	—	(821)	(4,524)
Deferred income taxes	3,283	(8,393)	1,616
Impairment of goodwill, intangibles and other assets	—	54,666	—
Other adjustments	(185)	1,652	5,776
Provision for inventory reserve	(8,003)	2,577	536
Reserve on jewelry scrap receivable	—	—	3,646
Stock compensation expense	3,946	(5,094)	9,751
Equity in net (income) loss from investment in unconsolidated affiliates	(3,803)	2,429	135
Impairment of investment in unconsolidated affiliates	—	—	19,725
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	(7,332)	11,021	(732)
Inventory	371	14,466	(1,029)
Prepaid expenses, other current assets and other assets	7,373	(875)	5,732
Accounts payable, accrued expenses and other liabilities	(54,209)	(37,401)	22,246
Customer layaway deposits	1,256	(1,647)	1,176
Income taxes	2,180	(4,715)	(10,404)
Net cash provided by operating activities	46,438	49,078	103,517
Investing activities:
Loans made	(601,638)	(568,368)	(737,585)
Loans repaid	351,092	394,469	434,142
Recovery of pawn loan principal through sale of forfeited collateral	208,551	304,323	288,502
Capital expenditures, net	(23,601)	(28,526)	(38,839)
Acquisitions, net of cash acquired	(19,015)	—	(8,116)
Principal collections on notes receivable	—	8,000	34,067
Net cash (used in) provided by investing activities	(84,611)	109,898	(27,829)
Financing activities:
Taxes paid related to net share settlement of equity awards	(839)	(1,459)	(3,288)
Payout of deferred consideration	—	(350)	—
Proceeds from borrowings, net of issuance costs	—	912	1,064
Payments on assumed debt and other borrowings	(15,414)	(198)	(196,093)
Repurchase of common stock	—	(5,158)	—
Net cash used in financing activities	(16,253)	(6,253)	(198,317)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	5,497	(2,612)	(507)
Net (decrease) increase in cash and cash equivalents and restricted cash	(48,929)	150,111	(123,136)
Cash and cash equivalents and restricted cash at beginning of period	312,553	162,442	285,578
Cash and cash equivalents and restricted cash at end of period	$263,624	$312,553	$162,442

Supplemental disclosure of cash flow information
Cash and cash equivalents	$253,667	$304,542	$157,567
Restricted cash	9,957	8,011	4,875
Total cash and cash equivalents and restricted cash	$263,624	$312,553	$162,442

Cash paid during the period for interest	$8,230	$8,489	$12,900
Cash paid during the period for income taxes, net	$3,696	$9,753	$11,132

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$212,756	$241,252	$301,357
Transfer of consideration for current period acquisition	1,545	—	—
Acquisition earn-out contingency	4,608	—	—
Accrued acquisition consideration held as restricted cash	1,986	—	—

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
EZCORP, Inc. was founded in 1989 and is a leading provider of pawn services in the United States and Latin America. At our pawn stores, we advance cash against the value of collateralized personal property. We also sell merchandise, primarily collateral forfeited from pawn activities and pre-owned merchandise purchased from customers. We are dedicated to satisfying the short-term cash needs of consumers, with a focus on delivering an industry-leading customer experience.
As of September 30, 2021, we operated a total of 1,148 locations, consisting of:
•516 United States pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);
•508 Mexico pawn stores (operating primarily as Empeño Fácil and Cash Apoyo Efectivo); and
•124 pawn stores in Guatemala, El Salvador and Honduras (operating as GuatePrenda and MaxiEfectivo).
We have an equity interest (35.65% as of September 30, 2021) in Cash Converters International Limited (“Cash Converters”), a publicly traded company (ASX:CCV) headquartered in Perth, Western Australia. Cash Converters and its controlled companies comprise a diverse group generating revenues from franchising, store operations, personal finance (including pawn transactions) and vehicle finance, controlling over 700 stores across 15 countries. See Note 16: Subsequent Events.
We also own 13.14% of Rich Data Corporation (“RDC”), a Singapore-based software-as-a-service company that utilizes global financial services expertise, advanced artificial intelligence and non-traditional data to deliver a next-generation credit scoring and decisioning platform.
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are expressed in U.S. dollars. They include the accounts of EZCORP, Inc., and its wholly-owned subsidiaries. We use the equity method of accounting for entities over which we exercise significant influence, but in which we have a 50% or less investment. We account for equity investments in entities over which we do not exercise significant influence, and do not have a readily determinable fair value, at cost. If we obtain evidence the fair value of such an investment has declined below its cost, we reduce the recorded cost to the lower value through an impairment charge recorded in the Consolidated Statements of Operations. All inter-company accounts and transactions have been eliminated in consolidation.
We have reclassified certain amounts in prior-period financial statements to conform to the current period’s presentation.
Use of Estimates and Assumptions
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate estimates and judgments, including those related to revenue recognition, inventory, loan loss allowances, long-lived and intangible assets, share-based compensation, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions we believe are reasonable, the results of which form the basis for making judgements about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.
Pawn Loans and Revenue Recognition
Our pawn loans are fully collateralized and the carrying values are based on the initial amounts loaned to customers. We record pawn service charges using the effective interest method over the life of the pawn loans for all pawn loans we believe to be collectible. We base our estimate of collectability on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectibality and affect our results of operations and financial condition. If a pawn loan is not repaid, the forfeited collateral is recorded as inventory at the lower of the principal balance of the pawn loan or the net realizable value of the item. Of our consolidated pawn loans outstanding balance of $175.9 million as of September 30, 2021, $63.9 million (36%) is attributable to stores in Texas and $19.8 million (11%) is attributable to stores in Florida.

Merchandise Sales Revenue Recognition
Our performance obligations for merchandise sales primarily relate to point in time retail sales in our stores. We recognize the satisfaction of the performance obligations and record merchandise sales revenue and the related costs when merchandise inventory is sold and delivered to the customer or, in the case of a layaway sale, when we receive the final payment. Customers have a limited period of time to return merchandise for a refund or exchange, and actual returns for refunds are not material. Sales taxes collected on sales of inventory are excluded from the amounts recognized as merchandise sales and are recorded as “Accounts payable, accrued expenses and other current liabilities” in our Consolidated Balance Sheets until remitted to the appropriate governmental authorities.
For precious metals and stones sold as scrap, we recognize the satisfaction of the performance obligations and record the revenues and the related costs when the inventory is legally transferred to the refiner and the refiner obtains control of the inventory. The accounts receivable outstanding at the end of a given reporting period from such transactions are not material as payments are generally received within a short period of time after the legal transfer of the inventory.
Our transaction prices are explicitly stated within the contracts with our customers.
Inventory and Cost of Goods Sold
If a pawn loan is not redeemed, the forfeited collateral is recorded as inventory at the lower of the principal balance of the pawn loan or the net realizable value of the item. We do not record a loan loss allowance or charge-off expense on the principal portion of forfeited pawn loans, as such loans are fully collateralized. Inventory is recorded using the specific identification method of accounting.
In order to state inventory at the lower of cost or net realizable value, we record an allowance for excess, obsolete or slow-moving inventory based on the type and age of the underlying merchandise. Our inventory consists primarily of general merchandise and jewelry. “Merchandise cost of goods sold" as recorded in our Consolidated Statements of Operations includes the historical cost of inventory sold, inventory shrinkage and any change in the allowance for inventory shrinkage and valuation. We include the costs of operating our central jewelry processing unit as “Jewelry scrapping cost of goods sold” in our Consolidated Statements of Operations as such costs relate directly to sales of precious metals and stones to refiners.
We consider our estimates of obsolete or slow-moving inventory and shrinkage critical to the determination of the appropriate overall valuation allowance for inventory. We continually monitor our sales margins for each type of inventory and compare the current margins to historical margins. Significant variances in those margins may require a revision to future inventory reserve estimates. We determine our reserve estimates pertaining to jewelry inventory based on the current and projected prices of gold. Future declines in the value of gold may result in an increase in reserves pertaining to jewelry inventory.
Situations that may result in excess or obsolete inventory include changes in business and economic conditions, changes in consumer confidence caused by changes in market conditions, decreases in demand for our products or inventory obsolescence resulting from changes in technology. Included in “Merchandise cost of goods sold” during fiscal 2020, is $2.6 million of expense for inventory provisions primarily related to the write-off of excess and obsolete inventory due to the impacts of COVID-19. Such charges were not material during fiscal 2021.
With respect to our Mexico pawn operations, we do not own the forfeited collateral. However, we assume the risk of loss on such collateral and are solely responsible for its care and disposition and, therefore, record such collateral as inventory in our Consolidated Balance Sheets. As of September 30, 2021 and 2020, respectively, $22.6 million and $12.9 million of the balance recorded as inventory in our Consolidated Balance Sheets was from our Mexico pawn operations.
Cash and Cash Equivalents and Cash Concentrations
Cash and cash equivalents consist primarily of cash on deposit or highly liquid investments with original contractual maturities of three months or less, or money market mutual funds. We hold cash at major financial institutions in amounts that often exceed FDIC insured limits. We manage our credit risk associated with cash and cash equivalents and cash concentrations by maintaining our cash deposits in high quality financial institutions and by periodically evaluating the credit quality of the primary financial institutions issuing investments or holding such deposits. Historically, we have not experienced any losses due to such cash concentrations.
Restricted Cash
Restricted cash consists of $8.0 million held in escrow pending the resolution of a pre-closing tax indemnity claim related to the sale of Grupo Finmart and $2.0 million related to the acquisition of PLO del Bajio S. de. R.L. de C.V. as discussed in Note 3: Acquisitions.

Equity Method Investments
We account for our investment in Cash Converters and RDC under the equity method. Because the fiscal year of Cash Converters ends three months before our fiscal year, we record our interest from the results of Cash Converters on a three-month lag. Thus, the results of our operations reported for the fiscal years ended September 30, 2021, 2020 and 2019 include our percentage interest in the results of Cash Converters for the twelve-month periods ended June 30, 2021, 2020 and 2019, respectively.
We record our percentage interest in the results of Cash Converters for the three months ended June 30 based on an estimate of the results of Cash Converters for the three months ended March 31 of that year. Similarly, we record our percentage interest in the results of Cash Converters for the three months ended December 31 using the estimated results of Cash Converters for the three months ended September 30 of that year. Cash Converters files semi-annual financial reports with the Australian Securities & Investments Commission and the Australian Stock Exchange as of and for the periods ended June 30 and December 31. We use these publicly available financial reports to adjust the estimated amounts we recorded. The actual results of Cash Converters may vary from our estimates.
Leases
We enter into operating lease agreements for real estate related to pawn locations and corporate offices. We determine if an arrangement contains a lease at inception by determining whether there is an identified asset and whether the arrangement conveys the right to control the use of the identified asset. Operating lease liabilities are recognized at the lease commencement date based on the present value of fixed lease payments using the Company’s incremental borrowing rate. As our leases generally do not include an implicit rate, we compute our incremental borrowing rate based on information available at the lease commencement date applying the portfolio approach to groups of leases with similar characteristics. Right-of-use operating assets are recognized based on the initial present value of fixed lease payments over the lease term. Our lease terms include options to extend the lease when it is reasonably certain we will exercise its option. We used incremental borrowing rates that match the duration of the remaining lease terms of our operating leases on a fully collateralized basis to initially measure our lease liability. We evaluate renewal options periodically for any changes in assumptions.
Effective October 1, 2019, we adopted ASC Topic 842: Leases (“ASC 842”). Upon adoption, we elected to utilize the modified retrospective method, including not to account for lease and non-lease components separately. Lease components generally include rent, taxes and insurance, and non-lease components generally include common area maintenance. Right-of-use assets are tested for impairment in the same manner as long-lived assets. We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. Our lease portfolio consists of pawn locations and corporate offices with lease terms ranging from three to ten years, including options to renew. We generally account for the initial lease term of our pawn locations as up to ten years. Our primary corporate office is leased through March 2029 with annual escalating rent payments and includes two, five-year extension options at the end of the initial lease term.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We evaluate goodwill for impairment annually on September 30 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. We consider the assessment of the occurrence of triggering events or substantive changes in circumstances that may indicate the fair value of goodwill may be impaired to be a critical estimate.
Impairment of goodwill is tested at the reporting unit level. A reporting unit is an operating segment or one level below an operating segment, referred to as a “component.” A component of an operating segment is required to be identified as a reporting unit if the component is a business for which discrete financial information is available and segment management regularly reviews its operating results.
When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine that an impairment is more-likely-than-not, we are then required to perform a quantitative impairment test; otherwise, no further analysis is required. We also may elect not to perform a qualitative assessment and, instead, proceed directly to a quantitative impairment test. When performing a quantitative impairment test, we apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
When we perform a quantitative goodwill impairment test, we estimate the fair value of the reporting unit using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. The determination of fair value involves the use of estimates and assumptions, including revenue growth rates, operating margins and terminal growth rates discounted by an estimated WACC derived from other publicly traded companies that are similar but not identical to us from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in our internally developed forecasts.
We test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is necessary to perform a quantitative impairment test. If we believe as a result of its qualitative assessment that it is more-likely-than-not the fair value of the indefinite-lived intangible asset is less than its carrying amount, a quantitative impairment test is required. Otherwise, no further testing is required.
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
Valuation of Long-Lived Assets
The carrying values of long-lived assets, inclusive of right of use (ROU) assets, are periodically reviewed whenever events or changes in circumstances indicate the carrying value may not be recoverable, such as historical operating losses or plans to close stores before the end of their previously estimated useful lives. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. We consider the assumptions associated with the determination of projected future cash flows to be a critical estimate. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value.
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
Foreign currency transaction gains and losses not accounted for as translations are included in “Other expense (income)” in our Consolidated Statements of Operations. These gains were $0.1 million, $0.5 million and $0.3 million for fiscal 2021, 2020 and 2019, respectively.
Store Expenses
Included in “Store expenses” are costs related to operating our stores and any direct costs of support offices. These costs include labor, other direct expenses such as utilities, supplies and banking fees and indirect expenses such as store rent, building repairs and maintenance, advertising, store property taxes and insurance and regional and area management expenses.
General and Administrative Expense
Included in “General and administrative” expense are costs related to our executive and administrative offices. This includes executive and administrative salaries, wages, stock and incentive compensation, professional fees, license fees, costs related to the operation of our administrative offices such as rent, property taxes, insurance, information technology and other corporate costs.
Advertising
Advertising costs are expensed as incurred and included primarily under “Operations” expense in our Consolidated Statements of Operations. These costs were $1.6 million, $2.0 million and $2.0 million for fiscal 2021, 2020 and 2019, respectively.
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

Earnings per Share and Common Stock
We compute basic earnings per share based on the weighted average number of shares of common stock outstanding during the period. We compute diluted earnings per share based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding, including conversion features embedded in our outstanding convertible debt, during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock awards as well as shares issuable on conversion of our outstanding convertible debt securities and exercise of outstanding warrants. Potential common shares are required to be excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vest are greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. There were no participating securities outstanding during fiscal 2021, 2020 and 2019 requiring the application of the two-class method. When we are in a loss position for the period, dilutive securities are excluded from the calculation of earnings per share, as they would have an anti-dilutive effect.
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
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) — Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-004”). ASU 2020-04 provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate. ASU 2020-04 is effective upon issuance through December 31, 2022. This ASU has not had a significant impact on our consolidated financial statements and related disclosures to date. We will continue to assess the applicability to any future arrangements.
Effective October 1, 2019, we adopted Accounting Standards Codification (“ASC”) 842, Leases, which requires companies to recognize operating and financing lease liabilities and corresponding right-of-use assets on the balance sheet using the modified retrospective method provided under ASU 2018-11, Leases (Topic 842) — Targeted Improvements. Additionally, we elected the package of practical expedients under ASC 842 as well as the transition guidance elections to not separate lease and non-lease components for leases under ASC 842. Further, we have elected an accounting policy to not record right-of-use assets and lease liabilities for leases that have a duration of 12 months or less. See Note 12: Leases for additional discussion.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU

2020-06 amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.
We plan to early adopt this standard as of October 1, 2021 under the modified retrospective basis. Under this transition method, prior period financial information and disclosures will not be adjusted and will continue to be reported under the accounting standards that were in effect prior to our adoption of ASU 2020-06. The cash conversion model, which the Company has historically used to account for its convertible debt instruments, was eliminated by ASU 2020-06.The adoption of ASU 2020-06 will reduce non-cash interest expense in future periods due to the derecognition of the debt discount associated with the bifurcated equity component of our convertible notes. The treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares, instead the if-converted method will be required to determine the dilutive effect of our convertible notes.
NOTE 2: OTHER CHARGES
During the fourth quarter of fiscal 2020, we began to implement strategic initiatives to refocus on our core pawn business and optimize our cost structure in order to improve our bottom line performance and position us for sustainable growth. The initiatives focused on workforce reductions, closure of our CASHMAX operations, store closures, write-offs and other miscellaneous charges.
We recorded $0.2 million of charges for the fiscal year ended September 30, 2021 related to the closure of store operations in Peru.

(in thousands)	Accrued Charges at September 30, 2020	Charges	Payments and Adjustments	Accrued Charges at September 30, 2021
Cash charges:
Labor reduction costs	$5,946	$—	$5,623	$323
CASHMAX shutdown costs	800	—	800	—
Store closure costs	1,806	229	1,806	229
Other	2,166	—	166	2,000
	$10,718	$229	$8,395	$2,552
We recorded $20.4 million of charges for the fiscal year ended September 30, 2020, as summarized below:
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
• $5.0 million in other miscellaneous charges, primarily consisting of impairment of internally developed software and contract termination costs.

(in thousands)	Accrued Charges at September 30, 2019	Charges	Payments and Adjustments	Accrued Charges at September 30, 2020
Cash charges:
Labor reduction costs	$—	$6,438	$492	$5,946
CASHMAX shutdown costs	—	1,751	951	800
Store closure costs	—	1,806	—	1,806
Other	—	2,486	320	2,166
	$—	$12,481	$1,763	$10,718
Non-cash charges:
Labor reduction costs		$—
CASHMAX shutdown costs		3,092
Store closure costs		2,328
Other		2,485
		$20,386
NOTE 3: ACQUISITIONS
Fiscal 2021 Acquisitions
On June 8, 2021, we completed the acquisition of 100% of the common shares of PLO del Bajio S. de R.L. de C.V. (“Bajio”) and gained control of the entity, further expanding our geographic footprint within Mexico with the addition of 128 pawn stores. These stores operate under the name "Cash Apoyo Efectivo" and are located principally in the Mexico City metropolitan area.
The total consideration for Bajio was $23.6 million, consisting of $17.4 million of cash, and 212,870 shares of our Class A Non-Voting Common Stock valued at $1.6 million. In addition, the sellers are entitled to additional payments of up to $4.6 million to be paid in two payments over the next two years, contingent on the growth of the loan portfolios of the acquired stores. Up to 50% of any future contingent payments can be made in shares of our Class A Non-Voting Common Stock at our discretion. The value of the contingent consideration was included in the total consideration as the metrics were considered achievable on the date of acquisition. Cash paid at closing was $11.6 million and $3.8 million was paid in the fourth quarter of the fiscal year. Of the remaining $2.0 million, $1.6 million is expected to be paid prior to June 30, 2022, and $0.4 million is expected to be paid on or around the fifth anniversary of the date of acquisition .
The assets acquired and liabilities assumed are based upon the estimated fair values at the date of acquisition. The excess purchase price over the estimated fair market value of the new assets acquired has been recorded as goodwill.
The purchase price allocation is as follows, in thousands:

Cash and cash equivalents	$308
Pawn loans	4,619
Pawn service charges receivable	1,335
Inventory	1,319
Property and equipment	2,025
Right-of-use assets	10,651
Goodwill	26,100
Intangible assets	3,965
Deferred tax asset, net	381
Other assets	746
Accounts payable, accrued expenses and other liabilities	(2,290)
Debt	(14,931)
Lease liabilities	(10,651)
Total consideration	$23,577
Intangible assets acquired consist of indefinite-lived trade names.

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
The results of Bajio have been included in our condensed consolidated financial statements from the date of acquisition in our Latin America Pawn segment. The acquired business contributed revenues of $9.6 million and net loss of $0.1 million during the period subsequent to acquisition.
On June 9, 2021, we repaid $14.9 million of Bajio’s existing debt assumed in the acquisition.
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

	Fiscal Years Ended September 30,
(in thousands, except per share amounts)	2021	2020

Revenue	$748,957	$854,926
Net income (loss)	$8,828	$(65,206)
Basic earnings (loss) per common share	$0.16	$(1.18)
Diluted earnings (loss) per common share	$0.16	$(1.18)
We did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma net revenue and net income.
During the fiscal year end ended September 30, 2021, we incurred total acquisition-related costs of $0.8 million. The acquisition-related costs were primarily related to legal, accounting and consulting services and were expensed as incurred through September 30, 2021, and are included in general and administrative expenses in the Consolidated Statements of Operations.
In May 2021, we acquired substantially all of the assets associated with 11 pawn stores in the Houston, Texas area, enhancing our position in this strategically important market. We have concluded that this acquisition was immaterial to our overall consolidated financial position and consolidated results of operations, and, therefore, have omitted information that would otherwise be required.

NOTE 4: EARNINGS (LOSS) PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Fiscal Year Ended September 30,
(in thousands, except per share amounts)	2021	2020	2019

Net income (loss)	$8,612	$(68,463)	$2,541

Earnings per common share
Average common share outstanding (denominator)	55,744	55,313	55,341
Earnings (loss) per common share	$0.15	$(1.24)	$0.05

Diluted earnings per common share
Average common share outstanding	55,744	55,313	55,341
Dilutive effect of restricted stock and convertible notes*	205	—	643
Diluted average common shares outstanding (denominator)	55,949	55,313	55,984

Diluted earnings (loss) per common share	$0.15	$(1.24)	$0.05

Potential common shares excluded from the calculation of diluted earnings per share above:
Restricted stock**	1,233	2,786	2,121
*    Includes time-based share-based awards and performance-based restricted stock units. See Note 9: Debt for discussion of the terms and conditions of the potential impact of the 2024 Convertible Notes and 2025 Convertible Notes. There is no dilutive impact for the Convertible Notes for the periods presented. This amount excludes all potential common shares for periods when there is a loss from continuing operations.
**    Includes antidilutive share-based awards as well as performance-based share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.
NOTE 5: STRATEGIC INVESTMENTS
As of September 30, 2021, we owned 223,702,991 shares, or approximately 35.65%, of Cash Converters. We acquired our original investment (representing approximately 30% of the outstanding shares) in November 2009 and have increased our ownership through the acquisition of additional shares periodically since that time. In April 2021, we acquired 9,519,277 shares through the Cash Converters Dividend Reinvestment Plan, bringing our total ownership to 35.65% as indicated above. Since September 30 2021, we have acquired an additional 13 million shares, bringing our total ownership as of November 1, 2021 to 236,702,991 shares representing an ownership interest of 37.72%. See Note 16: Subsequent Events.
Our equity in Cash Converters’s net income was $4.3 million in fiscal 2021, and our equity in net loss was $2.1 million and $0.1 million in fiscal 2020 and 2019, respectively. Cash Converters did not declare or pay a dividend in fiscal 2020 or 2019. Cash Converters’s accumulated undistributed after-tax earnings included in our consolidated retained earnings were $18.0 million as of September 30, 2021.
The following tables present summary financial information for Cash Converters’s most recently reported results as applicable after translation to U.S. dollars:

	June 30,
(in thousands)	2021	2020

Current assets	$167,553	$157,183
Non-current assets	191,788	172,833
Total assets	$359,341	$330,016

Current liabilities	$61,395	$68,028
Non-current liabilities	57,511	51,275
Shareholders’ equity	240,435	210,713
Total liabilities and shareholders’ equity	$359,341	$330,016

	Fiscal Year Ended June 30,
(in thousands)	2021	2020	2019

Gross revenues	$150,165	$187,025	$201,365
Gross profit	$105,851	$112,511	$111,932
Net profit (loss)	$12,081	$(7,032)	$(1,210)
At September 30, 2021, the fair value of our investment in Cash Converters, as estimated by reference to its quoted market price per share, was greater than its carrying value.
For the first and second quarters of fiscal 2019, we determined that our investment was impaired and that such impairment was "other-than-temporary." In reaching this conclusion, we considered all available evidence, including evidence in existence as of September 30, 2018. Additionally, we noted the following developments subsequent to September 30, 2018: (i) continued decline in Cash Converters's share price; and (ii) ongoing uncertainty around the Queensland, Australia class action lawsuit regarding historical lending practices by Cash Converters, for which a settlement agreement was reached subsequent to September 30, 2019. As a result, we recognized an other-than-temporary impairment loss in Cash Converters of $19.8 million ($15.3 million, net of taxes) during fiscal 2019. The fair value of our investment in Cash Converters was $6.2 million below its carrying value as of September 30, 2019, which we determined was not other-than temporary primarily as a result of the subsequent settlement of the remaining Queensland, Australia class action lawsuit and recovery of share price.
We will continue to monitor the fair value of our investment in Cash Converters for other-than-temporary impairments in future reporting periods and may record additional impairment charges should the fair value of our investment in Cash Converters decline below its carrying value for an extended period of time. See Note 6: Fair Value Measurements for the fair value and carrying value of our investment in Cash Converters.
We hold a 13.14% ownership in "RDC" and recognized a $0.4 million, $0.3 million and $0.2 million net loss for the fiscal years ended 2021, 2020 and 2019 respectively.
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
•Level 3 — Unobservable inputs that are not corroborated by market data.
Financial Assets and Liabilities Not Measured at Fair Value
The tables below present our financial assets and liabilities that were not measured at fair value:

	Carrying Value	Estimated Fair Value
	September 30, 2021	September 30, 2021	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,181	$1,181	$—	$—	$1,181
Investments in unconsolidated affiliates	37,724	48,954	41,638	—	7,316
Financial liabilities:
2024 Convertible Notes	$123,543	$153,281	$—	$153,281	$—
2025 Convertible Notes	140,643	155,250	—	155,250	—

	Carrying Value	Estimated Fair Value
	September 30, 2020	September 30, 2020	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,148	$1,148	$—	$—	$1,148
Investments in unconsolidated affiliates	32,458	32,597	24,833	—	7,764
Financial liabilities:
2024 Convertible Notes	$117,193	$129,979	$—	$129,979	$—
2025 Convertible Notes	133,164	137,569	—	137,569	—
8.5% unsecured debt due 2024	872	872	—	—	872
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
Included in “Accounts payable, accrued expenses and other current liabilities“ in our Consolidated Balance Sheets is $4.6 million which represents the fair value of acquisition-related contingent consideration as discussed in Note 3: Acquisitions. The key assumptions used to determine the fair value of acquisition-related contingent consideration are estimated by management, not observable in the market and, therefore considered Level 3 inputs within the fair value hierarchy.
In September 2020, we received the final payment from AlphaCredit on the notes receivable related to the sale of Grupo Finmart and recorded the amount under “Restricted cash” in our consolidated balance sheet as of September 30, 2021 and 2020, respectively. In August 2019, AlphaCredit notified us of an indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined.
The inputs used to generate the fair value of the investment in Cash Converters were considered Level 1 inputs. These inputs consist of (a) the quoted stock price on the Australian Stock Exchange multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate as of the end of our reporting period. We included no control premium for owning a large percentage of outstanding shares.
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
In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024. The principal amount of the note approximated its carrying value as of September 30, 2021 and 2020, respectively.

NOTE 7: PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows:

	September 30,
	2021			2020
(in thousands)	Carrying Amount	Accumulated Depreciation	Net Book Value	Carrying Amount	Accumulated Depreciation	Net Book Value

Land	$4	$—	$4	$4	$—	$4
Buildings and improvements	113,015	(85,521)	27,494	105,137	(75,445)	29,692
Furniture and equipment	137,828	(111,944)	25,884	127,793	(101,888)	25,905
Software	33,981	(33,591)	390	33,729	(33,190)	539
Construction in progress	39	—	39	846	—	846
	$284,867	$(231,056)	$53,811	$267,509	$(210,523)	$56,986
The depreciation of property and equipment is recorded as depreciation expense and included under “Depreciation and amortization” recorded in our Consolidated Statements of Operations. These amounts were $19.4 million, $19.6 million and $21.0 million for fiscal 2021, 2020 and 2019, respectively.
NOTE 8: GOODWILL AND INTANGIBLE ASSETS
We evaluate goodwill for impairment annually on September 30 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired.
As of September 30, 2021, we assessed qualitative factors and determined that it was not more-likely-than-not that the fair values of our reporting units were less than their carrying values as of the testing date. As a result of our assessment, no goodwill impairment charge was recorded during the fiscal year ended September 30, 2021.
During the second quarter of fiscal 2020, the decline in our market capitalization indicated a possible impairment in the carrying value of goodwill. We elected to perform a quantitative analysis as of March 31, 2020, using the income approach with discount rates from 11% to 19%. As a result of our quantitative analysis, we determined the fair value of each of our reporting units was below its carrying value, primarily as a result of the impact of the COVID-19 pandemic on typical customer behavior, which led to a significant decline in pawn loan balances, and the mandated closure of stores in our GPMX countries. We recorded a goodwill impairment charge of $41.3 million in the second quarter of fiscal 2020 as “Impairment of goodwill, intangible and other assets” in our Consolidated Statements of Operations. No further indicators of goodwill impairment were noted as of September 30, 2020.
We test indefinite-lived intangible assets for impairment by first assessing qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Based on our assessment of qualitative factors as of September 30, 2021, no impairment charges were recorded related to intangible assets or long-lived asset groups.
In connection with the analysis of goodwill as of March 31, 2020, we determined that the fair values of the trade names associated with acquired entities in our Mexico and GPMX reporting units were also impaired and recorded an impairment charge of $2.9 million and $1.7 million, respectively. Furthermore, we determined the carrying amount of certain long-lived asset groups were not recoverable and recorded an impairment charge of $1.1 million in the second quarter of 2020 related to these asset groups. These impairment charges were recorded as “Impairment of goodwill, intangible and other assets” in our Consolidated Statements of Operations. No additional indicators of impairment of intangible assets or long-lived asset groups were noted as of September 30, 2020.
The following table presents the changes in the carrying value of goodwill by segment:

(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2019	$251,752	$48,775	$300,527
Measurement period adjustments	176	(149)	27
Goodwill impairment *	(10,000)	(31,340)	(41,340)
Effect of foreign currency translation changes	—	(1,632)	(1,632)
Balances as of September 30, 2020	$241,928	$15,654	$257,582
Acquisitions	2,543	26,100	28,643
Effect of foreign currency translation changes	—	(467)	(467)
Balances as of September 30, 2021	$244,471	$41,287	$285,758

*    Represents cumulative goodwill impairment.

The following table presents the balance of each major class of intangible assets:

	September 30,
(in thousands)	2021	2020

Non-amortizing intangible assets:
Trade names	$23,036	$19,094
Accumulated impairment losses	(4,598)	(4,598)
	18,438	14,496
Pawn licenses	9,694	9,509
	$28,132	$24,005

Amortizing intangible assets:
Internally developed software	$78,174	$67,457
Accumulated amortization	(43,710)	(33,646)
Accumulated impairment losses	(2,579)	(2,579)
	$31,885	$31,232

Non-compete agreements	$3,502	$3,417
Accumulated amortization	(3,502)	(3,394)
	$—	$23

Other	$4,452	$5,600
Accumulated amortization	(2,365)	(2,222)
	$2,087	$3,378
Intangible assets, net	$62,104	$58,638
The amortization of most definite-lived intangible assets is recorded as amortization expense and included under “Depreciation and amortization” expense in our Consolidated Statements of Operations. These amounts were $11.3 million, $11.2 million and $7.8 million for fiscal 2021, 2020 and 2019, respectively.
As of September 30, 2021, our estimate of future amortization expense for definite-lived intangible assets is as follows (in thousands):

2022	$11,301
2023	9,240
2024	7,332
2025	4,211
2026	1,769
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
NOTE 9: DEBT
The following tables present our debt instruments outstanding, contractual maturities and interest expense:

	September 30, 2021			September 30, 2020
(in thousands)	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

2024 Convertible Notes	$143,750	$(20,207)	$123,543	$143,750	$(26,557)	$117,193
2025 Convertible Notes	172,500	(31,857)	140,643	172,500	(39,336)	133,164
8.5% unsecured debt due 2024*	—	—	—	872	—	872
Total	$316,250	$(52,064)	$264,186	$317,122	$(65,893)	$251,229
Less current portion	—	—	—	213	—	213
Total long-term debt	$316,250	$(52,064)	$264,186	$316,909	$(65,893)	$251,016
*    Amounts translated from Guatemalan quetzales as of the applicable period end.

	Schedule of Contractual Maturities
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years

2024 Convertible Notes*	$143,750	$—	$143,750	$—
2025 Convertible Notes*	172,500	—	—	172,500
Total	$316,250	$—	$143,750	$172,500
*    Excludes the potential impact of embedded derivatives.

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019

2019 Convertible Notes:
Contractual interest expense	$—	$—	$3,074
Amortization of debt discount and deferred financing costs	—	—	7,556
Total interest expense	$—	$—	$10,630
2024 Convertible Notes:
Contractual interest expense	$4,133	$4,133	$4,133
Amortization of debt discount and deferred financing costs	6,349	5,883	5,452
Total interest expense	$10,482	$10,016	$9,585
2025 Convertible Notes:
Contractual interest expense	$4,097	$4,097	$4,097
Amortization of debt discount and deferred financing costs	7,479	6,954	6,468
Total interest expense	$11,576	$11,051	$10,565
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
We accounted for the conversion feature of the 2025 Convertible Notes as a separate equity-classified instrument (“2025 Convertible Notes Embedded Derivative”). The carrying amount of the 2025 Convertible Notes conversion feature (the “2025 Convertible Notes Embedded Derivative”) is currently included under “Additional paid-in capital” in our Consolidated Balance Sheets of September 30, 2021 and was initially calculated as $49.6 million ($39.1 million, net of tax).
We incurred transaction costs of $5.5 million related to the issuance of the 2025 Convertible Notes, which we recorded as deferred financing costs and are included under “Long-term debt, net” and “Additional paid-in capital” in our Consolidated Balance Sheets.
The effective interest rate for fiscal 2021 was approximately 9%. As of September 30, 2021, the remaining unamortized debt discount and issuance costs will be amortized through the 2025 Maturity Date assuming no early conversion.
As of September 30, 2021, the 2025 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2025 Convertible Notes was classified as a non-current liability in our Consolidated Balance Sheets as of September 30, 2021. The classification of the 2025 Convertible Notes as current or non-current in the Consolidated Balance Sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.
If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2025 Convertible Notes as a current liability in the Consolidated Balance Sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2025 Maturity Date, we will classify our net liability under the 2025 Convertible Notes as a non-current liability in the Consolidated Balance Sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2025 Convertible Notes prior to maturity, any unamortized discount and transaction costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2021, we would have recorded an expense associated with the conversion, comprised of $31.9 million of unamortized debt discount and issuance costs. As of September 30, 2021, none of the note holders had elected to convert their 2025 Convertible Notes. As of September 30, 2021, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
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
The 2024 Convertible Notes are convertible based on an initial conversion rate of 100 shares of Class A Common Stock per $1,000 principal amount (equivalent to an initial conversion price of $10.00 per share). The conversion rate will not be adjusted for any accrued and unpaid interest. The 2024 Convertible Notes contain certain make-whole fundamental change premiums and customary anti-dilution adjustments. Upon conversion, we may settle in cash, shares of Class A Common Stock or any combination thereof, at our election. We account for the Class A Common Stock issuable upon conversion under the treasury stock method. If our share price increases over $10.00 per share, we are required to recognize incremental dilution of our earnings per share.
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
We accounted for the conversion feature of the 2024 Convertible Notes as a separate equity-classified instrument (the “2024 Convertible Notes Embedded Derivative”), initially recorded as $39.8 million ($25.3 million, net of tax), inclusive of deferred financing costs, on the issuance date and included under “Additional paid-in capital” in our Consolidated Balance Sheets, including an allocated portion of the deferred financing costs.The carrying amount of the 2024 Convertible Notes Embedded Derivative included under “Additional paid-in capital” in our Consolidated Balance Sheets of September 30, 2021 was $25.3 million.
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
The effective interest rate for fiscal 2021 was approximately 9%. As of September 30, 2021, the remaining unamortized debt discount and issuance costs will be amortized through the 2024 Maturity Date assuming no early conversion.
As of September 30, 2021, the 2024 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2024 Convertible Notes was classified as a non-current liability in our Consolidated Balance Sheets as of September 30, 2021. The classification of the 2024 Convertible Notes as current or non-current in the Consolidated Balance Sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.
If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2024 Convertible Notes as a current liability in the Consolidated Balance Sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2024 Maturity Date, we will classify our net liability under the 2024 Convertible Notes as a non-current liability in the Consolidated Balance Sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2024 Convertible Notes prior to maturity, any unamortized discount and transaction costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2021, we would have recorded an expense associated with the conversion, comprised of $20.2 million of unamortized debt discount and issuance costs. As of September 30, 2021, none of the note holders had elected to convert their 2024 Convertible Notes. As of September 30, 2021, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
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
NOTE 10: COMMON STOCK AND STOCK COMPENSATION
Common Stock Repurchase Program
In December 2019, our Board of Directors (the "Board") authorized the repurchase of up to $60.0 million of our Class A Common Stock over three years. Repurchases under the program were suspended in March 2020 in order to preserve liquidity as a result of uncertainties regarding the COVID-19 pandemic, and no share repurchases under the program have been executed since then. Through March 2020, we repurchased and retired 943,149 shares of our Class A Common Stock for $5.2 million, which amount was allocated between "Additional paid-in capital" and "Retained earnings" in our Consolidated Balance Sheets.
Stock Compensation
Our Long-Term Incentive Plan (the “LTI Plan”) permits grants of options, restricted stock awards and stock appreciation rights covering up to 5,485,649 shares of our Class A Common Stock plus any shares that become available for issuance under either the LTI Plan or prior plans as a result of forfeitures or cancellations of awards without delivery of shares or as a result of withholding shares to satisfy tax withholding obligations.
The purpose of the LTI Plan is to retain the services of valued employees and directors and to incentivize such persons to make contributions to our company and motivate excellent performance. Under the LTI Plan, we grant awards of restricted stock or restricted stock units to employees and non-employee directors. Awards granted to employees are typically subject to performance and service conditions. Awards granted to non-employee directors are time-based awards subject only to service conditions. Awards are measured at the grant date fair value with compensation costs associated with the awards recognized over the requisite service period, usually the vesting period, on a straight-line basis.
Board of Director Awards
In February 2021, we granted 127,744 shares of restricted stock to the non-employee directors who were elected to serve one-year terms at the 2021 Annual Meeting of Stockholders. Those shares are scheduled to vest at the 2022 Annual Meeting of Stockholders (but in no event later than March 31, 2022), subject only to service conditions.
In December 2020, we granted 143,145 shares of restricted stock to the non-employee directors serving at that time. Those shares were scheduled to vest on March 31, 2021, subject only to service conditions. The vesting of 79,525 of such shares was accelerated to February 18, 2021 (the date of the 2021 Annual Meeting of Stockholders) when the term of service for five of the non-employee directors ended. The remaining 63,620 shares vested on March 31, 2021.
In May 2020, we granted 12,346 shares of restricted stock to a newly-elected non-employee director, and in November 2019, we granted 222,912 shares of restricted stock to the non-employee directors serving at that time. The vesting of these shares was subject only to service conditions, and all of such shares vested on September 30, 2020.
In May 2019 and April 2019, we granted a total of 60,088 shares of restricted stock to our seven newly-elected non-employee directors, and in November 2018, we granted 59,812 shares of restricted stock to our non-employee directors serving at that time. The vesting of these shares was subject only to service conditions, and all of the shares vested on September 30, 2019.

Employee Awards
All LTI Plan awards are reviewed and approved by the People and Compensation Committee of the Board of Directors (the “Committee”).
FY21 Awards — In February 2021, we granted 1,177,214 shares of restricted stock to employees. The awards have a three-year performance period consisting of fiscal 2021, fiscal 2022 and fiscal 2023. For each award, the total number of shares was allocated equally among the three fiscal years in the performance period, with each tranche having separate performance conditions. The number of shares available to vest from each tranche can range from 0 to 150% and is dependent on the achievement of the performance condition for that tranche. All of the shares that become available to vest based on the achievement of the performance conditions will vest on September 30, 2023, subject to continuous, active employment with the Company through that date. Performance targets for the fiscal 2021 tranche were determined and communicated in February 2021. Grant dates for the other two tranches will be determined when the applicable performance targets are established for these tranches. As of September 30, 2021, we considered the performance targets for the fiscal 2021 tranche to be probable of achievement at the 150% level. In August 2021, we granted an additional 4,722 shares of restricted stock to employees under similar terms as those granted in February 2021.
FY20 Awards — In January 2020, the Committee approved restricted stock awards for employees but did not finalize the performance targets at that time. In November 2020, the Committee approved the applicable performance targets and we granted 550,224 shares of restricted stock to employees. We consider the awards to have a three-year performance period consisting of fiscal 2020, fiscal 2021 and fiscal 2022, with a service condition applicable to fiscal 2020 and then separate performance conditions applicable to fiscal 2021 and 2022. For each award, the total number of shares was allocated equally among fiscal 2021 and fiscal 2022, with each tranche having separate performance conditions. The number of shares available to vest from each tranche is dependent on the achievement of the performance condition for that tranche and can range from 0 to 100%. All of the shares that become available to vest based on the achievement of the performance conditions will vest on September 30, 2022, subject to continuous, active employment with the Company through that date. Performance targets for the fiscal 2021 tranche were communicated in January 2021. Grant dates for the fiscal 2022 tranche will be determined when performance targets are established for that tranche. As of September 30, 2021, we considered the performance targets for the fiscal 2021 tranche to be probable of achievement at the 100% level.
FY19 Awards — In July 2019 and November 2018, we granted 61,138 shares of restricted stock and 971,615 shares of restricted stock, respectively, to employees. The awards had a three-year performance period consisting of fiscal 2019, fiscal 2020 and fiscal 2021, and were subject to a single three-year performance condition as well as a service condition through the end of the performance period. In November 2020, the Committee determined that the stated performance target for such awards was not probable of achievement and approved a modification of such awards that reduced the number of shares available for vesting and established a new one-year performance condition (in addition to the continuing service condition) applicable to the vesting of the remaining shares. We treated this modification as a cancellation of the existing awards and the grant of new awards subject to a new performance condition, which resulted in (1) the cancellation of awards covering 458,960 shares and the reversal of $2.9 million of previously recognized stock compensation expense and (2) the grant of 358,883 shares of restricted stock. These awards are scheduled to vest on September 30, 2021, subject to the achievement of the specified performance target, which will be determined in November 2021. As of September 30, 2021, we considered that performance target to be probable of achievement.
FY18 Awards — In December 2017, we granted 1,308,533 shares of restricted stock to employees. The awards had a three-year performance period consisting of fiscal 2018, fiscal 2019 and fiscal 2020, and were subject to a single three-year performance condition as well as a service condition through the end of the performance period. Awards covering 190,725 shares vested on September 30, 2018. In November 2020, the Committee determined that the performance target applicable to the awards was only partially achieved,and approved the vesting of 295,723 shares in December 2020. Awards covering 81,896 shares were cancelled, resulting in a reversal of $0.8 million of previously recognized stock compensation expense.
FY17 Awards — In November and December 2016 and April 2017, we granted 931,260 shares of restricted stock to employees. The awards had a three-year performance period consisting of fiscal 2017, fiscal 2018 and fiscal 2019, and were subject to a single three-year performance condition as well as a service condition through the end of the performance period. Following the end of fiscal 2019, the Committee determined that the applicable performance target had been achieved, and the awards that remained outstanding at that time (covering 463,467 shares) vested.
As of September 30, 2021, the unamortized fair value, exclusive of forfeitures, of share awards to be amortized over their remaining vesting periods was approximately $1.2 million. The weighted-average period over which these costs will be amortized is approximately two years.

The following table presents amounts related to our stock compensation arrangements:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019

Share-based compensation costs	$3,946	$(5,094)	$9,751
Income tax expense (benefit) on share-based compensation	561	420	(1,098)
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2020	1,108,920	$5.65
Granted	1,811,708	4.92
Released (a)	(675,475)	7.59
Cancelled	(26,376)	6.20
Outstanding as of September 30, 2021	2,218,777	$4.86
(a) 168,653 shares were withheld to satisfy related income tax withholding.
The following table presents a summary of the fair value of shares granted:

	Fiscal Year Ended September 30,
(in millions except per share amounts)	2021	2020	2019

Weighted average grant date fair value per share granted (a)	$4.92	$5.73	$9.29
Total market value of shares released	$3.4	$5.1	$11.8
(a) Awards with performance and time-based vesting provisions are generally valued based upon the underlying share price as of the issuance date.
Other
We have not declared or paid any dividends and currently do not anticipate paying any dividends in the immediate future. As described in Note 9: Debt, payment of a dividend requires an adjustment to the conversion rate of our Convertible Notes. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.
NOTE 11: INCOME TAXES
The following table presents the components of our income from continuing operations before income taxes, including inter-segment amounts:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019

Domestic*	$2,320	$(31,989)	$(9,609)
Foreign	13,742	(38,106)	13,783
	$16,062	$(70,095)	$4,174
*    Includes the majority of our corporate administrative costs. See Note 14: Segment Information for information pertaining to segment contribution.
The following table presents the significant components of the income tax provision:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019

Current:
Federal	$(479)	$(6,631)	$431
State and foreign	4,646	10,544	704
	4,167	3,913	1,135
Deferred:
Federal	3,202	(1,561)	(4,264)
State and foreign	81	(3,984)	5,535
	3,283	(5,545)	1,271
Total income tax (benefit) expense	$7,450	$(1,632)	$2,406

The following table presents a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019

Income tax expense (benefit) at the federal statutory rate	$3,374	$(14,720)	$878
State taxes, net of federal benefit	931	951	184
Mexico inflation adjustment	(1,217)	(1,120)	(801)
Non-deductible items	2,087	772	2,088
Tax credits	—	—	(551)
Foreign rate differential	1,111	(1,671)	1,080
Change in valuation allowance	(137)	962	1,601
Stock compensation	293	598	(711)
Uncertain tax positions	208	2,849	(1,596)
Non-deductible impairment	—	9,093	—
Deferred tax true-up	896	—	—
Other	(96)	654	234
Total income tax expense (benefit)	$7,450	$(1,632)	$2,406
Effective tax rate	46%	2%	58%
The following table shows significant components of our deferred tax assets and liabilities:

	September 30,
(in thousands)	2021	2020

Deferred tax assets:
Cash Converters	$13,848	$15,049
Tax over book inventory	7,595	9,737
Accrued liabilities	7,731	8,924
Pawn service charges receivable	1,195	1,019
Stock compensation	643	1,565
Foreign tax credit	2,484	1,696
State and foreign net operating loss carryforwards	19,414	15,990
Book over tax depreciation	7,250	4,651
Other	3,562	4,350
Total deferred tax assets before valuation allowance	63,722	62,981
Valuation allowance	(19,135)	(18,524)
Total deferred tax assets, net	44,587	44,457
Deferred tax liabilities:
Tax over book amortization	23,674	22,444
Note receivable discount	13,483	12,257
Prepaid expenses	1,368	1,349
Total deferred tax liabilities	38,525	36,050
Net deferred tax asset	$6,062	$8,407
As of September 30, 2021, we had federal and state net operating loss carryforwards of approximately $100.6 million, which begin to expire in 2022 if not utilized. We also had foreign net operating loss carryforwards of $56.9 million, which will begin to expire in 2030 if not utilized. Additionally, we have a $1.7 million foreign tax credit that will expire between 2024 to 2027 if not utilized.
Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. The Company has elected to account for the tax on Global Intangible Low-Taxed Income (“GILTI”) as a period cost and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance has been established to offset certain state and foreign net operating loss carryforwards and foreign tax credit carryforwards that are not more likely than not to be utilized prior to expiration. The valuation allowance increased by $0.6 million in fiscal 2021, primarily due to the recording of a valuation allowance for losses generated during the year in certain foreign jurisdictions which we believe are not more likely than not to be utilized. We believe our results from future operations will generate sufficient taxable income in the appropriate jurisdictions such that it is more likely than not that the remaining deferred tax assets will be realized.

Deferred taxes are not provided for undistributed earnings of foreign subsidiaries of approximately $70.0 million which are intended to be reinvested outside of the U.S. Accordingly, no provision for foreign withholding taxes associated with a distribution of those earnings has been made. We estimate that, upon distribution of our share of these earnings, we would be subject to withholding taxes of approximately $3.8 million as of September 30, 2021. We provided deferred income taxes on all undistributed earnings from Cash Converters.
The following table presents a roll-forward of unrecognized tax benefits:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019

Beginning balance	$3,085	$1,435	$3,091
Increase for tax positions taken during a prior period	2,135	1,401	—
Increase for tax positions taken during the current period	—	249	—
Decrease for tax positions as a result of the lapse of the statute of limitations	(457)	—	(1,656)
Ending balance	$4,763	$3,085	$1,435
All of the above unrecognized tax benefits, if recognized, would impact our effective tax rate for the respective period of each ending balance. The statute of limitations will expire within the next twelve months with respect to approximately $2.2 million of foreign uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2021, 2020, and 2019, the Company recognized income tax expense consisting of interest and penalties of $0.3 million, $1.2 million, and $0.2 million, respectively, due to the accrual of current year interest and penalties on existing positions offset by the reversal of previous accruals due to the lapse of the statute of limitations. The total amount of accrued interest and penalties was $1.8 million, $1.5 million and $0.3 million in 2021, 2020 and 2019, respectively.
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
NOTE 12: LEASES
The weighted-average remaining lease term for operating leases as of September 30, 2021 was 5.08 years, which includes options to extend when it is reasonably certain that we will exercise the option. We used incremental borrowing rates that match the duration of the remaining lease terms of our operating leases on a fully collateralized basis upon adoption as of October 1, 2019 to initially measure our lease liability. The weighted average incremental borrowing rate used to measure the lease liability as of September 30, 2021 was 5.92%.
The details of our right-of-use asset and lease liability recognized upon adoption of ASC 842 was computed based on the consumer price index and foreign currency exchange rate as applicable then in effect and excluding executory costs on October 1, 2019, were as follows (in thousands):

Right-of-use asset	$246,028
Straight-line rent accrual	(8,479)
Net right-of-use asset	$237,549

Lease liability, current	$45,272
Lease liability, non-current	200,756
Total lease liability	$246,028

The table below presents balances of our operating leases:

(in thousands)	September 30, 2021	September 30, 2020

Right-of-use asset	$200,990	$183,809

Lease liability, current	$52,263	$49,742
Lease liability, non-current	161,330	153,040
Total lease liability	$213,593	$202,782
The table below provides the composition of our lease costs:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020

Operating lease expense	$61,980	$62,925
Variable lease expense	13,000	11,846
Total lease expense	$74,980	$74,771
As of September 30, 2021, maturities of lease liabilities under ASC 842 by fiscal year were as follows (in thousands):

Fiscal 2022	$66,434
Fiscal 2023	55,068
Fiscal 2024	43,072
Fiscal 2025	32,833
Fiscal 2026	23,502
Thereafter	39,390
Total lease liabilities	260,299
Less: portion representing interest	46,706
Total net lease liabilities	213,593
Less: current portion	52,263
Total long term net lease liabilities	$161,330
In December 2014, we entered into a non-cancelable 13-year operating lease for our corporate offices, with rent payments beginning February 2016 and ending March 2029. Annual rent, net of square footage subsequently terminated as a result of negotiations with the landlord, escalate from $2.5 million at lease inception to $3.9 million in the terminal year of the lease.
The lease includes two five-year extension options at the end of the initial lease term. The estimated minimum future rental payments under the lease are approximately $27.9 million as of September 30, 2021. During fiscal 2017 and 2016, we initiated subleases for a portion of our corporate operating office lease for estimated minimum future sublease payments of approximately $12.2 million. In addition to the above subleases, during fiscal 2018 we entered into an amendment to the operating lease surrendering another 15% of the initial leased premises. As a result, sublease payments were expected to fully offset our original operating lease obligations through August 2022, with renewal options available until the end of the master operating lease in March 2029.
During the second quarter of fiscal 2015, we entered into cancellable subleases for our Miami office for an estimated minimum future sublease payment of approximately $2.9 million. Sublease payments are expected to offset substantially all of our original operating lease obligations over the nine-year period beginning March 2015 and ending September 2024.
The following table presents the amount of net rent recognized as expense under ASC Topic 840 — Leases (in thousands):

Fiscal Year Ended September 30,
2019

Gross rent expense from continuing operations	$65,295
Sublease rent revenue from continuing operations	(35)
Net rent expense from continuing operations	$65,260
As a result of the COVID-19 pandemic, we believe there was a significant adverse change in the business climate that impacted the office leasing market and a significant decrease in the market prices of an asset or asset group that affected the value of the right of use asset for our corporate office. We determined the undiscounted cash flows of the subleases did not exceed the net book value of the right of use asset. We then determined the discounted cash flows of the subleases did not exceed the book value of the right of use asset, and an impairment charge of $5.0 million was recorded in the fourth quarter of fiscal 2020 and is recorded under “Impairment of goodwill, intangible and other assets” in the Consolidated Statements of Operations. No such charge was taken in fiscal year 2021.
We recorded $62.8 million and $29.2 million in non-cash additions to our right of use assets and lease liabilities for the fiscal year ended September 30, 2021 and 2020, respectively.
NOTE 13: CONTINGENCIES
Currently, and from time to time, we are involved in various claims, disputes, lawsuits, investigations and legal and regulatory proceedings. We accrue for contingencies if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies requires judgments and is highly subjective about future events. The amount of resulting loss may differ from these estimates.
While we are unable to determine the ultimate outcome of any current litigation or regulatory actions, we do not believe the resolution of any particular matter will have a material adverse effect on our financial condition, results of operations or liquidity.
NOTE 14: SEGMENT INFORMATION
Our operations are primarily managed on a geographical basis and consist of three reportable segments. The factors for determining our reportable segments include the manner in which our chief operating decision maker (CODM) evaluates performance for purposes of allocating resources and assessing performance. During the first quarter of fiscal 2021, the financial information of our Lana business activities were no longer reviewed by the CODM for evaluating performance since Lana no longer has business activities but, rather, offers support activities to our U.S. Pawn and Latin America Pawn operating segments. As a result, Lana is no longer an operating or reportable segment. Our historical segment results have been recast to conform to current presentation.
We currently report our segments as follows:
•U.S. Pawn — All pawn activities in the United States;
•Latin America Pawn — All pawn activities in Mexico and other parts of Latin America; and
•Other International — Primarily our equity interest in the net income of Cash Converters and RDC.
There are no inter-segment revenues presented below, and the amounts below were determined in accordance with the same accounting principles used in our condensed consolidated financial statements.
The following tables present revenue for each reportable segment, disaggregated revenue within our three reportable segments and Corporate, segment profits and segment contribution.

	Fiscal Year Ended September 30, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$341,495	$101,303	$—	$442,798	$—	$442,798
Jewelry scrapping sales	15,260	10,765	—	26,025	—	26,025
Pawn service charges	196,721	63,475	—	260,196	—	260,196
Other revenues	105	7	420	532	—	532
Total revenues	553,581	175,550	420	729,551	—	729,551
Merchandise cost of goods sold	191,039	66,179	—	257,218	—	257,218
Jewelry scrapping cost of goods sold	13,001	9,847	—	22,848	—	22,848
Net revenues	349,541	99,524	420	449,485	—	449,485
Segment and corporate expenses (income):
Store expenses	253,344	77,493	—	330,837	—	330,837
General and administrative	—	—	—	—	56,495	56,495
Depreciation and amortization	10,650	7,371	—	18,021	12,651	30,672
Gain (loss) on sale or disposal of assets and other	27	(6)	—	21	62	83
Other Charges	—	229	—	229	—	229
Interest expense	—	—	—	—	22,177	22,177
Interest income	—	(2,016)	—	(2,016)	(461)	(2,477)
Equity in net income of unconsolidated affiliates	—	—	(3,803)	(3,803)	—	(3,803)
Other (income) expense	—	(840)	(173)	(1,013)	223	(790)
Segment contribution	$85,520	$17,293	$4,396	$107,209
Income (loss) from continuing operations before income taxes				$107,209	$(91,147)	$16,062

	Fiscal Year Ended September 30, 2020
(in thousands)	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$391,921	$106,292	$—	$498,213	$—	$498,213
Jewelry scrapping sales	36,691	11,262	—	47,953	—	47,953
Pawn service charges	210,081	62,557	—	272,638	—	272,638
Other revenues	150	—	3,823	3,973	—	3,973
Total revenues	638,843	180,111	3,823	822,777	—	822,777
Merchandise cost of goods sold	251,544	82,937	—	334,481	—	334,481
Jewelry scrapping cost of goods sold	28,064	9,977	—	38,041	—	38,041
Other cost of revenues	—	101	953	1,054	—	1,054
Net revenues	359,235	87,096	2,870	449,201	—	449,201
Operating expenses (income):
Store expenses	261,608	69,916	5,246	336,770	—	336,770
General and administrative	—	—	—	—	54,133	54,133
Impairment of goodwill, intangible and other assets	10,000	35,938	1,149	47,087	7,579	54,666
Depreciation and amortization	11,030	7,315	68	18,413	12,414	30,827
Gain (loss) on sale or disposal of assets	385	(72)	(20)	293	508	801
Other Charges	3,106	1,715	3,802	8,623	11,765	20,388
Interest expense	—	685	549	1,234	21,238	22,472
Interest income	—	(1,586)	—	(1,586)	(1,587)	(3,173)
Equity in net loss of unconsolidated affiliates	—	—	2,429	2,429	—	2,429
Other (income) expense	—	(156)	6	(150)	133	(17)
Segment contribution (loss)	$73,106	$(26,659)	$(10,359)	$36,088
Income (loss) from continuing operations before income taxes				$36,088	$(106,183)	$(70,095)

	Fiscal Year Ended September 30, 2019
(in thousands)	U.S. Pawn	Latin America Pawn	Other International	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$355,996	$97,379	$—	$453,375	$—	$453,375
Jewelry scrapping sales	45,815	14,630	—	60,445	—	60,445
Pawn service charges	248,369	78,997	—	327,366	—	327,366
Other revenues	233	179	5,631	6,043	—	6,043
Total revenues	650,413	191,185	5,631	847,229	—	847,229
Merchandise cost of goods sold	225,136	72,372	—	297,508	—	297,508
Jewelry scrapping cost of goods sold	39,318	13,617	—	52,935	—	52,935
Other cost of revenues	—	—	2,338	2,338	—	2,338
Net revenues	385,959	105,196	3,293	494,448	—	494,448
Operating expenses (income):
Store expenses	269,003	74,199	7,376	350,578	—	350,578
General and administrative	—	—	—	—	63,665	63,665
Depreciation and amortization	11,879	6,267	219	18,365	10,432	28,797
Loss on sale or disposal of assets	3,402	691	282	4,375	24	4,399
Interest expense	—	1,609	491	2,100	30,537	32,637
Interest income	—	(1,601)	—	(1,601)	(9,485)	(11,086)
Equity in net loss of unconsolidated affiliates	—	—	135	135	—	135
Impairment of investment in unconsolidated affiliates	—	—	19,725	19,725	—	19,725
Other (income) expense	—	(93)	1,895	1,802	(378)	1,424
Segment contribution (loss)	$101,675	$24,124	$(26,830)	$98,969
Income (loss) from continuing operations before income taxes				$98,969	$(94,795)	$4,174
The following table presents separately identified segment assets:

(in thousands)	U.S. Pawn	Latin America Pawn	Other International	Corporate	Total

Assets as of September 30, 2021
Pawn loans	$135,931	$39,970	$—	$—	$175,901
Pawn service charges receivable, net	24,365	4,972	—	—	29,337
Inventory, net	82,386	28,603	—	—	110,989
Total assets	779,271	233,347	38,993	215,300	1,266,911

Assets as of September 30, 2020
Pawn loans	$106,340	$24,983	$—	$—	131,323
Pawn service charges receivable, net	17,931	2,649	—	—	20,580
Inventory, net	75,807	20,084	—	—	95,891
Total assets	690,157	191,827	34,118	280,921	1,197,023
The net assets of our Latin America Pawn segment, exclusive of intercompany amounts and inclusive of certain other assets not separately identified above, were $199.2 million as of September 30, 2021.

The following tables provide geographic information:

	Fiscal Year Ended September 30,
(in thousands)	2021	2020	2019

Revenues:
United States	$553,581	$638,844	$650,413
Mexico	128,773	131,965	138,897
Other Latin America	46,777	48,146	52,288
Canada and other	420	3,822	5,631
Total revenues	$729,551	$822,777	$847,229

	September 30,
(in thousands)	2021	2020

Long-lived tangible assets:
United States	$30,651	$36,361
Mexico	19,255	$15,141
Other Latin America	3,905	$5,484
Total long-lived tangible assets	$53,811	$56,986
NOTE 15: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Financial Information
The following table provides information on net amounts included in our Consolidated Balance Sheets:

	September 30,
(in thousands)	2021	2020

Gross pawn service charges receivable	$37,360	$27,259
Allowance for uncollectible pawn service charges receivable	(8,023)	(6,679)
Pawn service charges receivable, net	$29,337	$20,580

Gross inventory	$115,300	$108,205
Inventory reserves	(4,311)	(12,314)
Inventory, net	$110,989	$95,891

Prepaid expenses and other	$5,386	$10,614
Accounts receivable and other	9,322	6,991
Income taxes prepaid and receivable	16,302	15,298
Prepaid expenses and other current assets	$31,010	$32,903

Accounts payable	$22,462	$19,114
Accrued payroll	9,093	12,993
Incentive accrual	16,868	4,895
Other payroll related expenses	10,695	9,071
Accrued sales and VAT taxes	10,936	9,291
Other current liabilities	20,214	16,140
Account payable, accrued expenses and other current liabilities	$90,268	$71,504

Unrecognized tax benefits, non-current	$2,571	$4,214
Other long-term liabilities	7,814	6,635
Other long-term liabilities	$10,385	$10,849

Valuation and Qualifying Accounts
The following table provides information on our valuation and qualifying accounts not disclosed elsewhere:

		Additions
(in thousands)	Balance at Beginning of Period	Charged to Expense	Charged to Revenue	Deductions	Balance at End of Period

Allowance for valuation of inventory:
Year Ended September 30, 2021	$12,314		$—	$8,003	$4,311
Year Ended September 30, 2020	9,737	2,577	—	—	12,314
Year Ended September 30, 2019	9,201	536	—	—	9,737
Allowance for uncollectible pawn service charges receivable:
Year Ended September 30, 2021	$6,679	$1,344	$—	$—	$8,023
Year Ended September 30, 2020	10,036	—	—	3,357	6,679
Year Ended September 30, 2019	9,760	—	276	—	10,036
Allowance for uncollectible consumer loan fees and interest receivable:
Year Ended September 30, 2021	$—	$—	$—	—	$—
Year Ended September 30, 2020	540	—	—	540	—
Year Ended September 30, 2019	331	—	209	—	540
Allowance for valuation of deferred tax assets:
Year Ended September 30, 2021	$18,524	611	$—	$—	$19,135
Year Ended September 30, 2020	18,094	430	—	—	18,524
Year Ended September 30, 2019	20,254	—	—	2,160	18,094

NOTE 16: SUBSEQUENT EVENTS
On October 1, 2021, we purchased an additional 13 million shares of Cash Converters for $2.5 million. This purchase increased our total ownership in Cash Converters to 236,702,991 shares, representing a 37.72% ownership interest. Additionally, in October 2021, we received a cash dividend of $1.7 million from Cash Converters.
On October 6, 2021, the Company invested $15.0 million in exchange for a non-redeemable voting participating preferred equity interest in Founders One, LLC (“Founders”), a newly-formed entity with one other member. Founders used that $15.0 million to acquire an equity interest in Simple Management Group, Inc. (“SMG”) which owns and operates more than 20 pawn stores principally in the Caribbean region, with plans to build and acquire more stores in that region. This investment in Founders is accounted for utilizing the measurement alternative within ASC 321, Investments — Equity Securities.

NOTE 17: QUARTERLY INFORMATION (UNAUDITED)

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended September 30, 2021
Total revenues	$178,135	$184,939	$174,033	$192,444
Net revenues	$108,390	$113,748	$108,021	$119,326
Net income (loss)	$4,299	$5,330	$(2,570)	$1,553
Basic earnings (loss) per share	$0.08	$0.10	$(0.05)	$0.03
Diluted earnings (loss) per share	$0.08	$0.10	$(0.05)	$0.03

(in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Year Ended September 30, 2020
Total revenues	$222,435	$223,280	$210,224	$166,839
Net revenues	$130,069	$127,362	$102,175	$89,596
Net income (loss)	$1,238	$(40,874)	$(5,487)	$(23,340)
Basic earnings (loss) per share	$0.02	$(0.74)	$(0.10)	$(0.42)
Diluted earnings (loss) per share	$0.02	$(0.74)	$(0.10)	$(0.42)

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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021. We believe the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, stockholders’ equity and cash flows as of the dates, and for the periods, presented in conformity with GAAP.
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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of September 30, 2021.
Our internal control over financial reporting as of September 30, 2021 has been audited by our independent registered public accounting firm, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on Internal Control over Financial Reporting
We have audited EZCORP, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2021, and the related notes, and our report dated November 17, 2021 expressed an unqualified opinion thereon.
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
/s/ BDO USA, LLP
Dallas, Texas
November 17, 2021

Changes in Internal Control Over Financial Reporting
For the year ended September 30, 2021, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below are the names of the persons who, as of November 1, 2021, constituted our Board of Directors and their ages and committee assignments as of that date:

Name	Age	Committees

Matthew W. Appel	65	Audit, People and Compensation, Nominating (Chair), Lead Independent Director
Zena Srivatsa Arnold	43	Audit, People and Compensation, Nominating
Phillip E. Cohen (Executive Chairman)	74	—
Jason A. Kulas	50	—
Pablo Lagos Espinosa	66	Audit, People and Compensation (Chair), Nominating
Gary L. Tillett	62	Audit (Chair), People and Compensation, Nominating
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
•Matthew W. Appel — Mr. Appel joined EZCORP as a director in January 2015. He is the Lead Independent Director (and, as such, serves as Chair of the Nominating Committee) and is a member of the Audit Committee and the People and Compensation Committee. Mr. Appel spent 37 years in finance, administration and operations roles with a variety of companies, most recently Zale Corporation, an NYSE listed jewelry retailer, where he served as Chief Financial Officer from May 2009 to May 2011 and Chief Administrative Officer from May 2011 to July 2014 and co-led the successful turnaround of the company. Prior to joining Zale, Mr. Appel was Chief Financial Officer of EXL Service Holdings, Inc., a NASDAQ listed business process solutions company (February 2007 to May 2009); spent four years (February 2003 to February 2007) at Electronic Data Systems Corporation, serving as Vice President, Finance and Administration BPO and Vice President, BPO Management; and held a variety of finance and operations roles from 1984 to 2003 at Tenneco Inc., Affiliated Computer Services, Inc. and PricewaterhouseCoopers. Mr. Appel began his professional career with Arthur Andersen & Company, working there from 1977 to 1984. He received an MBA in Accounting from the Rutgers University Graduate School of Business in 1977 and a Business Administration degree from Rutgers College in 1976. Mr. Appel is a Certified Public Accountant and a Certified Management Accountant.
Director qualifications: leadership, chief financial officer and executive management experience; broad business and strategically relevant experience; retail management experience; financial experience, including accounting, tax and financial reporting; experience in developing growth strategies; personnel development.

•Zena Srivatsa Arnold — Ms. Arnold has been a director since May 2019. She is a member of the Audit Committee, the People and Compensation Committee and the Nominating Committee. Ms. Arnold has over 15 years of experience in marketing, brand management, strategy development and business operations. She serves as the Chief Digital and Marketing Officer of Kimberly-Clark Corporation, a global personal care and consumer products company. Prior to joining Kimberly-Clark in April 2020, she spent almost six years with Google, serving as Global Head of Growth for Chromebook (May 2019 to March 2020); General Manager, US Chromebooks (March 2018 to May 2019); Global Head of Marketing, Chromebooks and IoT (November 2016 to March 2018); Head of Americas Marketing, Google Play (April 2015 to October 2016); and Head of NA Marketing, Google Play (October 2013 to April 2015). Prior to joining Google, Ms. Arnold spent over nine years in various brand management positions with Kellogg Company (August 2010 to October 2013) and Procter & Gamble (April 2004 to August 2010). Ms. Arnold began her professional career at General Electric Corporation, where she served as Product Manager, Server Solutions for GE Capital IT Solutions (April 2002 to April 2004). Ms. Arnold received a Bachelor of Science degree in Computer Science, with a minor in Business Marketing, from The Ohio State University. She was recognized in 2014 as one of Brand Innovators “40 Under 40,” and has received numerous other professional awards and recognitions.
Director qualifications: leadership, executive management experience; broad business and strategically relevant experience; experience in developing growth strategies.
•Phillip E. Cohen — Mr. Cohen has been a member of the Board of Directors and the Executive Chairman since September 2019. He has been an owner of, and advisor to, the Company for over 30 years. He acquired the Company in 1989 and took it public in 1991 with an initial public offering of Class A Non-Voting Common Stock. Mr. Cohen has over 40 years of investment banking and financial advisory experience with a variety of firms, including Kuhn Loeb & Co. Incorporated (1973-1977), Lehman Brothers Kuhn Loeb Incorporated (1977-1979), The First Boston Corporation (1980), Oppenheimer & Co, Inc. (1980-1984), Morgan Schiff & Co., Inc. (1984-Present) and Madison Park LLC (2004 to Present). Mr. Cohen received a Bachelor of Commerce degree from the University of Melbourne and a Masters of Business Administration from Harvard University. Mr. Cohen is the sole stockholder of MS Pawn Corporation, which is the general partner of MS Pawn Limited Partnership, the owner of 100% of the outstanding shares of our Class B Voting Common Stock.
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
•Pablo Lagos Espinosa — Mr. Lagos joined EZCORP as a director in October 2010. He is Chair of the People and Compensation Committee and a member of the Audit Committee and Nominating Committee. Mr. Lagos served as President and Chief Executive Officer of Pepsi Bottling Group Mexico from 2006 to 2008 and as its Chief Operating Officer from 2003 to 2006. He previously held various executive management positions with Pepsi Bottling Group, PepsiCo Inc., Unilever Mexico and PepsiCola International, Inc., concentrating exclusively in Latin America. Since his retirement in December 2008, Mr. Lagos has been an investor and consultant in various private business ventures and has served as a keynote speaker on organizational leadership and management. He currently serves as Chairman of the board of Casa del Parque, a privately held enterprise focused on developing senior living residences in Mexico. He is also a member of the Mexican Advisory Board for Niagara Waters, a leading manufacturer of bottled water in the U.S. and Mexico. He received a Bachelor of Science degree in Industrial & Systems Engineering from Instituto Technológico de Monterrey, Master of Science degrees in Industrial Engineering and Operations Research and an MBA from Stanford University.
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
•Gary L. Tillett — Mr. Tillett has been a director since April 2019 and serves as Chair of the Audit Committee and a member of the People and Compensation Committee and the Nominating Committee. He has more than 38 years of experience in public accounting and business management. He spent 31 years at PricewaterhouseCoopers, where he progressed from entry-level staff to senior partner serving a variety of businesses in the Insurance Practice, the Transaction Services Practice and the U.S. Financial Services Practice. From 2005 to 2010, he was the Transactions Services Leader of the firm’s U.S. Financial Services Practice, leading a newly assembled team of professionals providing service to clients pursuing transactions in the financial services sector. At the time of his retirement from PwC in 2014, he was the Transaction Services Leader of the firm’s New York Metro Practice, where he led teams advising clients on complex transactions, including structuring, due diligence, valuation and financial reporting. Mr. Tillett left PwC in 2014 to take the role of Executive Vice President and Chief Financial Officer of Walter Investment Management Corp., then a publicly traded independent originator and servicer of residential mortgage loans. Walter Investment Management Corp. initiated Chapter 11 bankruptcy proceedings in November 2017 and successfully completed a financial restructuring plan in February 2018 and changed its name to Ditech Holding Corp.. Mr. Tillett retired from his position in February 2018 after assisting with the development and execution of the financial restructuring plan. During early 2020 and for a significant portion of 2021, Mr. Tillett assisted a private mortgage servicing company in a financial consulting role. Mr. Tillett received an MBA from the Manchester Business School at the University of Manchester and a Bachelor of Science degree with an emphasis in Accounting from the University of Texas at Dallas. He is a Certified Public Accountant.
Director qualifications: leadership, chief financial officer and executive management experience; broad business and strategically relevant experience; financial experience, including accounting, tax and financial reporting; personnel development.
Executive Officers
Set forth below are the name, age and position of each of the persons serving as our executive officers as of November 1, 2021:

Name	Age	Title

Phillip E. Cohen	74	Executive Chairman
Jason A. Kulas	50	Chief Executive Officer
Lachlan P. Given	44	Chief Strategy, M&A and Funding Officer
Timothy K. Jugmans	45	Chief Financial Officer
John Blair Powell, Jr.	53	President, Global Pawn
Keith Robertson	57	Chief Information Officer
Sunil Sajnani	41	Chief Audit and Loss Prevention Executive
Nicole Swies	43	Chief Revenue and Operations Officer
Lisa VanRoekel	52	Chief Human Resources Officer
Thomas H. Welch, Jr.	66	Chief Legal Officer and Secretary
Set forth below is current biographical information about our executive officers, except for Mr. Cohen and Mr. Kulas, whose biographical information is included under “Board of Directors” above.
Lachlan P. Given — Mr. Given is the Chief Strategy, M&A and Funding Officer, having been appointed to that role in September 2020. He has responsibility for overseeing the Company’s strategic planning; mergers, acquisitions and strategic investments; and capital market and institutional funding activities. From September 2019 to September 2020, he was the Chief M&A and Strategic Funding Officer. He also served as a member of the Board of Directors from July 2014 to September 2019, holding the position of Non-Executive Chairman (July 2014 to August 2014), Executive Vice Chairman (August 2014 to February 2015) and Executive Chairman (February 2015 to September 2019). He also served on the Compensation Committee from July 2014 to April 2019. Mr. Given is the sole beneficial owner of LPG Limited (HK), a business and financial advisory firm, and prior to assuming the role of Executive Vice Chairman of EZCORP, provided international financial and advisory services to a number of companies, including EZCORP from October 2012 to June 2014. Mr. Given has also served as a consultant to Madison Park LLC, which has, in the past, provided certain advisory services to the Company under a series of advisory services agreements. Madison Park is wholly owned by Phillip E. Cohen, who is the beneficial owner of all of our Class B Voting Common Stock. Mr. Given is also a director of The Farm Journal Corporation, a 134-year old pre-eminent U.S. agricultural media company; Senetas Corporation Limited (ASX: SEN), a developer and manufacturer of certified, defense-grade encryption solutions; and CANSTAR Pty Ltd, an Australian financial services ratings and research firm. Mr. Given began his career working in the investment banking and equity capital markets divisions of Merrill Lynch in Hong Kong and Sydney, Australia, where he specialized in the origination and execution of a variety of M&A, equity, equity-linked and fixed income transactions. Mr. Given also serves on the board of directors of Cash Converters International Limited and Rich Data Corporation PLC.
Timothy K. Jugmans — Mr. Jugmans serves as Chief Financial Officer, having been appointed to that role in May 2021. He served as Interim Chief Financial Officer from September 2020 to May 2021. Prior to that, he served as Vice President, Treasury and M&A since December 2016 and as a consultant to EZCORP performing similar duties since March 2015. From January 2015 to December 2016, Mr. Jugmans was a principal of Selene Partners Inc., a financial consulting firm providing strategic advice and other business services to a variety of clients, including the Company and Morgan Schiff & Co., Inc. He served as the Chief Financial Officer of Morgan Schiff from April 2013 to December 2014, and was Chief Financial Officer of ShippingEasy, Inc. from July 2011 to April 2013. From April 2005 to June 2012, Mr. Jugmans was a Corporate Advisor at Lexicon Partners Pty Limited, an independent corporate advisory and consulting firm based in Sydney, Australia. He served in various analyst and senior analyst positions at boutique investment banks for seven years prior to that. Mr. Jugmans received a Bachelor of Business degree with a major in Finance and a minor in Mathematics from the University of Technology in Sydney. From April 2015 to April 2021, he served as a non-executive board member of Ratecity Pty Ltd., which operates one of Australia’s leading financial comparison sites.
John Blair Powell, Jr. — Mr. Powell serves as President, Global Pawn. He joined EZCORP in 1989 as a pawnbroker in Houston, Texas, and during his 30+-year tenure at EZCORP, has held all field level positions, from store level to multi-unit management positions, including Regional Director of Operations. He moved into Operations at the Corporate Support Center in 2000 and was our top Operations Administration executive for the 13 years, most recently serving as Chief Customer Service Officer for Global Pawn. Mr. Powell was named President, US Pawn in September 2020 and was promoted to President, Global Pawn in October 2021. In that role, he has responsibility for store-level operations for all of the Company’s locations worldwide. Mr. Powell attended Sam Houston State University.
Keith Robertson — Mr. Robertson is our Chief Information Officer. He joined the Company in October 2018 as Senior Vice President, Global IT and New Ventures, and was promoted to his current position in November 2019. Prior to joining the Company, he spent seven years at AIG, working on a global transformation of the IT systems, facilities and workforce. From 1989 until 2011, Mr. Robertson worked at EDS/HP, last serving as the Chief Operating Officer for the Financial Services division, where he led IT programs supporting Bank of America, American Express, State Farm and others. Mr. Robertson grew up in Scotland and attended Heriot-Watt University in Edinburgh, where he graduated with an Honors degree in Electrical and Electronic Engineering.
Sunil Sajnani — Mr. Sajnani joined the Company in April 2020 and serves as Chief Audit and Loss Prevention Executive. Prior to joining the Company, he spent six years at Santander Consumer USA in multiple leadership roles, initially as Chief Audit Executive and most recently as Executive Vice President, Head of Digital and Service for Others. Prior to Santander Consumer, Mr. Sajnani held a variety of management positions at Conn’s, Inc., most recently serving as the Head of Internal Audit, Enterprise Risk Management and Regulatory Compliance. He began his career with PricewaterhouseCoopers in Transaction Advisory Services, mainly serving large banks and specialty finance institutions. Mr. Sajnani received a bachelor’s degree in Financial Economics from the University of Michigan at Ann Arbor and a master’s degree in accounting from Eastern Michigan University. He is a Certified Public Accountant and a Certified Regulatory Compliance Manager.
Nicole Swies — Ms. Swies is our Chief Revenue and Operations Officer, having been appointed to that position in September 2020. In October 2021, she was given the additional responsibility for overseeing global operations administration, marketing and the earning assets teams. Ms. Swies joined EZCORP in November 2002 as a Financial Analyst and has worked in various finance and analytics positions primarily supporting operations in the U.S. and Latin America pawn segments and the legacy Financial Services businesses. Ms. Swies is a member of the Community Advisory Council for the Ronald McDonald House Charities of Central Texas and serves on the finance committee of ConnectHer, a global non-profit organization dedicated to improving the lives of women and girls through projects, stories and film. She earned her Bachelor of Business Administration in finance from the University of Texas at Austin.
Lisa VanRoekel — Ms. VanRoekel is the Chief Human Resources Officer, having joined the Company in January 2021. Prior to joining the Company, Ms. VanRoekel spent 19 years in expanding roles with Grupo Santander, one of the world’s largest international banks serving over 100 million customers with 187,000 employees. As an expert leading cultural change and innovative large-scale organizational transformation, Ms. VanRoekel led the Human Resources functions at Santander Digital (USA, Spain and UK), Santander Consumer USA and Santander Bank, N.A. Her most recent role with Grupo Santander was Group Vice President: Human Resources at Santander Digital, where she was responsible for successfully building digital and innovation talent across the U.S., Europe and Latin America. Prior to joining

Grupo Santander, she was Director of Human Resources at Allied Riser Communications. Ms. VanRoekel holds B.S. and M.S. degrees in Journalism from Texas A & M Commerce (formerly East Texas State University).
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
Section 16(a) Beneficial Ownership Reporting Compliance
Based on written representations and a review of the relevant Forms 3, 4 and 5, during fiscal 2021 all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act.
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
The Company has relied on the Controlled Company exemptions in the past, but is not currently relying on such exemptions. The controlling shareholder or the Board may implement changes in the future that would again require the Company to rely on the Controlled Company exemptions under the Nasdaq Listing Rules.
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
The Audit Committee is comprised entirely of directors who satisfy the standards of independence described under “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence,” as well as additional or supplemental independence standards applicable to audit committee members established under applicable law and Nasdaq listing requirements. The Board has determined that each Audit Committee member meets the Nasdaq “financial literacy” requirement and that Mr. Tillett, Chair of the committee, and Mr. Appel are “financial experts” within the meaning of the current rules of the SEC.
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
Meetings and Attendance — The following table sets forth the number of meetings held during fiscal 2021 by the Board of Directors and each committee thereof, as well as the number of times during the year that action was taken by unanimous written consent. Our bylaws currently require the unanimous attendance of all directors in order for a quorum to be present at a meeting of the Board of Directors. In addition to the number of official Board meetings noted below, the independent directors held two other meetings that were not considered official meetings of the Board due to the absence of a quorum.
All directors attended at least 75% of the meetings of the Board and of the committees on which they served.

	Fiscal 2021
	Meetings Held	Action by Unanimous Written Consent

Board of Directors	11	5
Audit Committee	8	2
People and Compensation Committee	10	—

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes our compensation practices and the executive compensation policies, decisions and actions of the People and Compensation Committee of our Board of Directors (the “Committee”). It focuses specifically on compensation earned during fiscal 2021 by the following individuals, referred to as our Named Executive Officers.

Name	Position

Jason A. Kulas	Chief Executive Officer
Timothy K. Jugmans	Chief Financial Officer
Philip E. Cohen	Executive Chairman
Lachlan P. Given	Chief Strategy, M&A and Funding Officer
Francisco J. Kuthy Saenger (1)	President, Latin America Pawn
(1)    Mr. Kuthy served as an executive officer in the position indicated during all of fiscal 2021. Effective October 12, 2021, we realigned our executive management team and store operations into a Global Pawn organization, reporting to the President, Global Pawn. In connection with that realignment, Mr. Kuthy assumed the role of President, Mexico Pawn and is no longer an executive officer.
Executive Compensation Philosophy and Program Design
Philosophy and Goals — We have designed our executive compensation program to accomplish the following primary goals:

Attract and retain high performers
•Compensation is competitive to attract and retain high performers
•When performance objectives are achieved, resulting pay is competitive with market
•When performance is outstanding and exceeds performance objectives, resulting pay is positioned above, and potentially near the top of, the market

Pay for performance
•The majority of compensation is performance-based (short-and long-term)
•These performance-based incentives are tied to the achievement of financial and strategic objectives, recognizing company-wide and individual performance

Shareholder alignment
•The value of equity awards is dependent on our stock performance and the achievement of objective financial goals
•Equity incentives will have the greatest weight in the mix of variable compensation for executives

Long-term commitment	•Equity incentive awards vest over multiple years to align executives with the investment horizon of long-term shareholders •After vesting, executives are subject to stock ownership requirements
These principles are reflected in the following best-practice features of our executive compensation program:

What We Do		What We Don’t Do

☑	Emphasize performance-based variable pay	☒	Generally no single trigger change-in-control payments
☑	Link 100% of equity incentive grants to performance goals	☒	No significant perquisites
☑	Require stock retention by executives and directors	☒	No hedging or pledging of Company stock
☑	Perform annual risk assessments
☑	Retain an independent compensation consultant
☑	Maintain an incentive clawback policy

Compensation Components — “Total direct” compensation is composed of four principal components, each one contributing to the accomplishment of our compensation program goals:

Compensation Component	Description	Attract and Retain	Pay for Performance	Shareholder Alignment	Long-term Commitment

Base salary	A market-competitive salary to provide a fixed annual cash income	✓
Short-term incentives	Annual cash incentive opportunity tied to an assessment of annual corporate and business unit financial performance, as well as individual contributions	✓	✓	✓
Long-term incentives	Equity incentive grants of performance-vested restricted stock units tied to achievement of earnings-based goals	✓	✓	✓	✓
Executive retirement (US only)	Annual retirement plan contributions that vest over three years	✓			✓
The Committee reviews the executive pay mix on an annual basis. The Committee does not target a fixed percentage allocation among the compensation components, but rather aims to provide the majority of executive officer compensation opportunities in the form of at-risk incentive compensation.
Benchmarking and Peer Group Data
To attract and retain the best executives for key management positions, we provide compensation opportunities that are competitive based on peer group and survey data. We do not target any specific pay percentile for our executive officers. It is important to note, however, that the majority of pay opportunities for our top executives are incentive-based and that actual realizable compensation is heavily dependent upon actual business results. See “Executive Compensation Philosophy and Program Design” above. Failure to achieve targeted results could result in realized compensation being below the competitive benchmarks. Conversely, our incentive compensation programs provide opportunities for compensation to exceed the competitive benchmarks if specified objectives are achieved at targeted levels or higher. The Committee believes that actual realizable compensation for our top executives is well aligned with our performance.
The Committee asks its independent compensation consultant to conduct an annual competitive compensation review to benchmark compensation for executive officers. Mercer (US) Inc. (“Mercer”), the Committee’s independent compensation consultant, delivered its Fiscal 2021 Executive Compensation Competitive Market Assessment (the “FY21 Mercer Executive Compensation Report”) to the Committee in August 2020 in connection with the Committee’s review and evaluation of the executive compensation program and pay levels for fiscal 2021. For that report, Mercer collected competitive pay data for a peer group of 12 publicly traded companies reviewed and approved by the Committee in July 2020.
There is only one publicly traded company in the marketplace with which we directly compete, FirstCash, Inc. As a result, the Committee uses a set of similarly-sized companies from relevant industries that serve similar customer bases, operate in the retail or consumer finance industries and typically have similar operating dynamics as the Company. The Committee believes this approach appropriately reflects the diverse labor market for executive talent in which we compete and presents a reasonable reference for evaluating the competitiveness of our executive compensation levels and practices.
The fiscal 2021 peer group consisted of the following companies.

Peer Company	Stock Symbol	Primary Business
Cardtronics Inc.	CATM	Data Processing and Outsourced Services — Fintech
Conn’s, Inc.	CONN	Computer and Electronics Retail
CURO Group Holdings Corp.	CURO	Consumer Finance
Enova International, Inc.	ENVA	Consumer Finance
First Cash, Inc.	FCFS	Consumer Finance — Pawn Operator
GreenSky, Inc.	GSKY	Data Processing and Outsourced Services
LendingClub Corporation	LC	Consumer Finance
MoneyGram International, Inc.	MGI	Data Processing and Outsourced Services — Fintech
Oportun Financial Corporation	OPRT	Consumer Finance
Regional Management Corp.	RM	Consumer Finance
Rent-A-Center, Inc.	RCII	Computer and Electronics Retail
World Acceptance Corporation	WRLD	Consumer Finance

When the peer group was approved by the Committee, the Company was within an appropriate range across the primary scoping metrics used to evaluate the peer group, as follows:

Scoping Metric	Peer Group Range ($ in millions)	Company Positioning (percentile)

Total Revenues (TTM)	$361 to $2,675	43%
1-Year Revenue Growth	(9)% to 26%	45%
3-Year Annual Revenue Growth	(11)% to 25%	45%
Market Capitalization	$177 to $2,891	47%
Mercer used peer group data from the most recently available proxy filings to benchmark the CEO position and CFO position (which was open at the time), and used data from its 2019 Executive Remuneration Survey to benchmark the other executive officer positions. Additional data from other published surveys was used as secondary reference points. The data was aged, scoped and adjusted appropriately to provide meaningful comparisons for our U.S. and Latin American executive officers. (Note — The FY21 Mercer Executive Compensation Report did not include any benchmarking information for the Executive Chairman position, as our Executive Chairman, Mr. Cohen, is subject to a special multi-year compensation arrangement that was approved by the full Board in September 2019. See “Compensation Discussion and Analysis — Summary of Fiscal 2019 Compensation Actions — Executive Chairman” in our Annual Report on Form 10-K for the year ended September 30, 2019.)
The FY21 Mercer Executive Compensation Report was prepared and delivered prior to the implementation of strategic initiatives in the fourth quarter of fiscal 2020 to refocus on our core pawn business and optimize our cost structure. Those strategic initiatives included significant realignment of our executive officers, including departures, new appointments and consolidation of responsibilities. Consequently, much of the detailed benchmarking information included in the FY21 Mercer Executive Compensation Report is not relevant to an analysis of actual executive compensation for fiscal 2021, but the report does contain the following general observations, which the Committee took into consideration in evaluating and approving fiscal 2021 executive compensation in November 2020:
•The Company’s executive compensation program tends to overweight cash compensation and underweight long-term incentives relative to the market, particularly for the CEO.
•Total direct compensation (cash compensation plus long-term incentive) is below the 25th percentile for the CEO, reflecting below-market long-term incentives.
•Our long-term incentives are 100% performance-based, resulting in greater performance orientation than peers, but with lower upside and an earnings-only focus.
Components of Compensation and Fiscal 2021 Executive Compensation Actions
Our executive compensation program consists of four main elements: base salaries, short-term cash incentive opportunities, long-term incentive opportunities (generally paid in the form of equity awards) and other benefits, including healthcare and retirement. Each of these components is discussed in more detail below, along with the compensation actions that were taken during fiscal 2021.
Base Salary
Our primary objective with respect to base salary levels is to provide sufficient fixed cash income to attract and retain experienced leaders in a competitive market. The base salaries of our executive officers are reviewed and adjusted (if appropriate) annually to reflect, among other things, individual performance, review of market data, experience in role, macro-economic conditions and internal equity.
In November 2020, the Committee determined that the base salaries for each of the Named Executive Officers would be held flat for fiscal 2021, noting that both Mr. Kulas and Mr. Jugmans had received base salary increases during the fourth quarter of fiscal 2020 in connection with their promotions to Chief Executive Officer and Interim Chief Financial Officer, respectively. The Committee also believed that the base salaries for the other three Named Executive Officers, when considered in the context of their total direct compensation, continued to reflect the appropriate positioning versus the competitive market data. The following table shows, for each Named Executive Officer, the base salaries that were in effect for fiscal 2021 and 2020:

Named Executive Officer	Fiscal 2021 Base Salary	Fiscal 2020 Base Salary	Increase

Jason A. Kulas (1)	$850,000	$850,000	0%
Timothy K. Jugmans (2)	$370,000	$370,000	0%
Philip E. Cohen	$1,500,000	$1,500,000	0%
Lachlan P. Given (3)	$600,000	$600,000	0%
Francisco J. Kuthy Saenger (4)	$400,000	$400,000	0%
(1)     Mr Kulas joined the Company as President and Chief Financial Officer in February 2020 and was promoted to Chief Executive Officer in July 2020. The Fiscal 2020 Base Salary shown is the annualized salary he had while serving as Chief Executive Officer.
(2)     Mr. Jugmans was appointed Interim Chief Financial Officer in September 2020. Prior to this appointment, he served as Vice President, Treasury and M&A. The Fiscal 2020 Base Salary shown is the annualized salary that he had while serving as Interim Chief Financial Officer. Mr. Jugmans was promoted to Chief Financial Officer in May 2021.
(3)    Mr. Given held the position of Chief M&A and Funding Officer until September 2020, when he was given additional responsibility for oversight of the design and implementation of the Company’s strategic plan and initiatives and promoted to Chief Strategy, M&A and Funding Officer.
(4)    Mr. Kuthy is paid in Mexican Pesos, and the amounts shown represent the annualized USD equivalents.
In October 2021, the Committee determined that the base salaries for the Named Executive Officers, other than Mr. Jugmans, would be held flat for fiscal 2022. Mr. Jugmans’ fiscal 2022 base salary will be increased to $420,000 to reflect his promotion to Chief Financial Officer and better align to market competitiveness.
Annual Short-Term Incentive
Our executive officers, as well as other key Team Members, are eligible to participate in our annual short-term incentive (“STI”) plan. The plan is designed to provide financial reward contingent on achievement of annual corporate and business unit financial results, as well as personal objectives tied to our strategic goals.
As discussed in our Annual Report on Form 10-K for the year ended September 30, 2020 (the “2020 Annual Report”), the COVID-19 pandemic significantly affected our business during the second half of fiscal 2020 and continued into fiscal 2021. That effect manifested itself principally in the form of a drop in our pawn loan balances across all geographies. We entered fiscal 2021 expecting to post operating losses for the year as we focused on recovery and rebuilding the pawn loan portfolio. Our key strategic initiatives for the year centered on cost reduction and simplification, strengthening our core pawn business through optimization and modernization, and innovation to broaden our customer engagement. It was in this context that the Committee considered the STI plan for fiscal 2021.
The following is a summary of the terms of the fiscal 2021 STI plan, which the Committee approved in February 2021 after significant deliberations regarding the appropriate performance measures:
•The fiscal 2021 STI plan provides cash bonus opportunities based on achievement of specified performance goals. The bonus opportunity for each participant was a function of a designated target amount (stated as a percentage of base salary) and a business performance modifier based on the achievement of specified EBITDA-based performance goals for the Company as a whole (consolidated) and each business unit.
•The plan was subject to a “Company Performance Gate,” such that no participant would have received a payout if the Company did not achieve the minimum level of Adjusted EBITDA required for a corporate-level payout.
•If the Company Performance Gate was achieved, participants would have the opportunity to earn an incentive bonus equal to 50% of their target amount. Performance at target levels would yield a bonus opportunity equal to 100% of the target amount. Any payout in excess of 100% of target amounts was at the discretion of the Committee. The final payout amount for each participant was subject to an evaluation of the participant’s individual performance.
•The Committee retained discretionary authority to make adjustments to the reported EBITDA as it, in its sole discretion, determined to be necessary, appropriate or desirable to take into consideration special events or other circumstances reasonably beyond management’s control (referred to as “Adjusted EBITDA”).
•The performance goals at target levels were equal to 100% of the EBITDA shown in the Board-approved budget for fiscal 2021 (excluding any impact of our investment in Cash Converters), as follows: Consolidated, $1.8 million; US Pawn, $42.6 million; and Latin America Pawn, $18.2 million. The threshold levels (i.e, the performance needed to achieve 50% payout) were set at 75% of the target levels, and the Company Performance Gate was set at 75% of the consolidated target level.

The following table sets forth the fiscal 2021 STI target (stated as a percentage of base salary) for each of the Named Executive Officers. For Mr. Kulas, Mr. Jugmans and Mr. Given, the target bonus was heavily-weighted towards the corporate-level performance goal (80% for Mr. Kulas and 70% for Mr. Jugmans and Mr. Given), with the remainder being weighted toward individual performance. Mr. Kuthy’s target bonus was weighted 50% toward the Latin America Pawn business unit performance goal, 20% toward the corporate-level performance goal and 30% toward individual performance.

Named Executive Officer (1)	Fiscal 2021 Target Amount (as a % of base salary)

Jason A. Kulas	150%
Timothy K. Jugmans	60%
Lachlan P. Given	100%
Francisco J. Kuthy Saenger	100%
(1)    Mr. Cohen, in his role as Executive Chairman, is not a participant in the STI plan, but is subject to a separate incentive opportunity specified in the terms of his employment. Pursuant to those terms, he had the opportunity to earn an incentive award of up to 100% of his base salary. See “Executive Chairman Incentive Award” below.
The amount of each Named Executive Officer’s STI bonus opportunity at the Threshold and Target levels is set forth in the “Grants of Plan-Based Awards” table under “Incentive Plan Based Awards” below.
During fiscal 2021, the Company’s Adjusted EBITDA performance ($67.6 million) significantly exceeded the specified Company Performance Gate, as well as the consolidated target established for 100% STI payout. In addition, the Adjusted EBITDA performance of the US Pawn business unit ($96.2 million) was 226% of the specified business unit target, while the Adjusted EBITDA performance of the Latin America Pawn business unit ($22.8 million) was 125% of the specified business unit target. The Committee noted that some of this over-performance was attributable to factors outside of management’s control (e.g., the timing of COVID-related economic stimulus payments in the U.S.), as well as the relative difficulty in accurately forecasting business performance at the time the budgeted targets were set and approved. The Committee also recognized, however, that much of the over-performance was attributable to specific management actions and initiatives implemented and completed over the course of the year, including the following:
•Business model transformation — Focusing on loan yields and effective inventory management.
•Business simplification — Focusing on customer engagement and business fundamentals.
•Cultural transformation — Increasing Team Member satisfaction, tenure and performance at all levels.
•Growth — Increasing store count through acquisition and de novo activities.
•Efficiency — Continued focus on cost savings and efficiencies.
•Innovation — Implementing marketing, customer engagement and retention strategies.
The Adjusted EBITDA numbers used for purposes of measuring performance for STI purposes contained adjustments only for constant currency for Latin America Pawn and were substantially similar to the corresponding actual numbers based on GAAP results.
Following a consideration of all of these factors, along with the consolidated and business unit EBITDA performance for the year, the Committee approved performance modifiers of 125% for consolidated, 140% for US Pawn and 100% for Latin America Pawn. Payouts for individual participants were subject to adjustments, up or down, for individual performance. Taking into account the individual performance modifiers, the Committee approved the payouts for the Named Executive Officers as indicated in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table below. Those amounts were calculated as follows:

Named Executive Officer (1)	FY21 Base Salary	Target Percentage	Target Payout	STI Payout	FY21 Percent of Target Awarded

Jason A. Kulas	$850,000	150%	$1,275,000	$1,593,750	125%
Timothy K. Jugmans	$370,000	60%	$222,000	$302,500	136%
Lachlan P. Given	$600,000	100%	$600,000	$770,000	128%
Francisco J. Kuthy Saenger	$400,000	100%	$400,000	$364,286	91%
(1)    Mr. Cohen’s bonus payout was calculated as described below under “Executive Chairman Incentive Award.”

In October 2021, the Committee approved the STI plan for fiscal 2022. The fiscal 2022 STI plan contains the same basic design elements as the fiscal 2021 plan, except that consolidated and business unit EBITDA performance will determine overall plan funding (ranging from 0% to 150% of target), with individual payouts based on individual performance. For fiscal 2022, the Target Amount percentages for each of the continuing Named Executive Officers will be as follows: Mr. Kulas, 150%; Mr. Jugmans, 80%; and Mr. Given, 100%.
Long-Term Incentives
General — Long-term incentive (“LTI”) compensation, in the form of performance-based equity awards, is a key component in our executive compensation program, helping to encourage long-term commitment, shareholder alignment and long-term performance orientation. The value of equity awards over time bears a direct relationship to the price of our shares and gain or loss experienced by our stockholders.
All of our executive officers are eligible to receive LTI awards. We structure our LTI compensation program to place greater emphasis on long-term performance that enhances stockholder value. Unlike many of our peers that have a significant time-based vesting component to their long-term awards, 100% of our LTI awards are subject to performance-based vesting. To further emphasize the long-term nature of these awards, 100% of the LTI awards vest at the end of a three-year performance period, rather than a prorated vesting each year during the performance period. The Committee believes this structure incentivizes and rewards longer-term vision and strategies, and provides a balance to our short-term programs, which are focused on annual performance.
Grant frequency — The Committee considers new LTI grants for all executive officers annually. LTI awards may be made at any time as determined by the Committee, and the grant price for accounting purposes is generally the closing trading price on the date the award is approved and communicated. The annual LTI awards, however, are intended to incentivize performance over the full designated performance period. Therefore, the Committee considers it appropriate to use the stock price at the beginning of the performance period in determining the number of shares or units to be granted, even though the awards may be approved by the Committee and communicated at a later date. In the Committee’s view, this methodology, consistently applied, neutralizes the stock price as a factor impacting the timing of awards.
Fiscal 2021 Actions — During and after fiscal 2021, the Committee took the following actions regarding LTI awards:
•Fiscal 2021 LTI awards — In February 2021, the Committee approved the design and structure of the fiscal 2021 LTI awards and authorized the issuance of awards to our executive officers and other key employees. The following is a summary of the terms of the approved fiscal 2021 LTI plan:
•The number of units awarded to each participant was determined by dividing the participant’s LTI target amount (based on a percentage of base salary) by $5.03, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2020. The following table sets forth, for each Named Executive Officer, the LTI target and the number of units awarded:

Named Executive Officer (1)	Percentage of Base Salary	LTI Target Amount	Number of Units

Jason A. Kulas	150%	$1,275,000	253,479
Timothy K. Jugmans	80%	$296,000	58,847
Lachlan P. Given	100%	$600,000	119,294
Francisco J. Kuthy Saenger	100%	$400,000	65,209
(1)    Mr. Cohen is subject to a separate incentive program and is not eligible for LTI awards. See “Executive Chairman Incentive Award” below.
•Vesting is subject to performance measured against specified net income targets. The Committee continues to consider net income to be the long-term shareholder value metric against which management should be measured, as it reflects the scaling of profitability in a fiscally robust way. Net income takes into account the full bottom-line performance and growth of the Company, including a prudent capital structure; it is the metric that primarily drives out stock price, closely aligning management’s interests with those of our shareholders; it is one of the three primary financial goals in the Company’s “Strategic Goals and Measures” framework; and it is less susceptible to manipulation, as EPS often is with debt-financed share buybacks that potentially put financial position at risk.
•Performance will be measured over a three-year performance period (fiscal 2021, fiscal 2022 and fiscal 2023).
•The number of units awarded are allocated equally among the three years, with each year measured separately. The number of units that will be available for vesting each year will be between 50% (assuming minimum threshold performance is achieved) and 150%, depending on the level of performance target achievement. If the minimum threshold performance for any year is not achieved, no units allocated to that year will be available to vest at the end of the performance period. Each year will stand on its own, and any units allocated to a year that are not available to vest at the end of the performance period will be forfeited.
•At the end of the performance period (i.e., the end of fiscal 2023), the aggregate number of units that are available to vest from each of the three years will vest for those participants who remain in continuous, active employment with the Company through the performance period. The Committee believes that this structure — combining the single-year focus of the performance targets with the deferral of vesting until the end of the three-year performance period — strikes the proper balance between ensuring that management is incentivized to maximize performance each year and rewarding consistent long-term performance.
•The Committee retains discretionary authority to make such adjustments to the reported net income as it, in its sole discretion, determines to be necessary, appropriate or desirable to take into consideration special events or other circumstances reasonably beyond management’s control (referred to as “Adjusted Net Income”).
•For fiscal 2021, the performance goat at target level was equal to 100% of the Net Income shown in the Board-approved budget for fiscal 2021 (i.e., a loss of $33.1 million). The threshold level was set at 80% of the target level, and the maximum level was set at 120% of the target level.
During fiscal 2021, the Company’s Adjusted Net Income performance ($20.1 million) significantly exceeded the specified performance goal at the maximum level, and in November 2021, the Committee determined that 150% of the units allocated to fiscal 2021 are now available for vesting for those participants whose employment continues through the end of fiscal 2023. For the Named Executive Officers, this includes 126,740 units for Mr. Kulas, 29,424 units for Mr. Jugmans, 59,643 units for Mr. Given and 39,762 units for Mr. Kuthy.
•Vesting of fiscal 2019 awards — As described in our 2020 Annual Report, the outstanding fiscal 2019 LTI awards were modified in November 2020 in several respects. First, the number of units available for vesting was reduced to take into account the COVID-19 impact on performance during the second half of fiscal 2020, and then the remaining units were subject to vesting based on fiscal 2021 net income performance, with 60% of the units vesting upon achievement of the base net income target and the remaining 40% vesting upon achievement of a more challenging “stretch” target. The base net income target was equal to 100% of the net income shown in the Board-approved budget for fiscal 2021 (i.e., a loss of $33.1 million), and the stretch target would be achieved if the actual net income was a loss of $32 million or less. As noted above, the Company’s Adjusted Net Income performance for fiscal 2021 significantly exceeded the stretch performance target, and in November 2021, the Committee approved the vesting of the outstanding fiscal 2019 LTI awards at the 100% level, including the following units for the Named Executive Officers: Mr. Jugmans, 10,690; Mr. Given, 70,093; and Mr. Kuthy, 24,978.
•First-year performance of fiscal 2020 awards — As described in our 2020 Annual Report, the fiscal 2020 LTI awards were approved in November 2020. The basic design of the FY20 LTI awards is substantially similar to the FY21 awards, except that (1) performance is measured over a two-year period (fiscal 2021 and fiscal 2022), with 50% of the units awarded being allocated to each year and (2) no more than 100% of the units allocated to a year may become available for vesting. As noted above, the Company’s Adjusted Net Income performance for fiscal 2021 significantly exceeded the specified performance goal at the target level, and in November 2021, the Committee determined that 100% of the units allocated to fiscal 2021 are now available for vesting for those participants whose employment continues through the end of fiscal 2022. For the Named Executive Officers, this includes 64,759 units for Mr. Kulas, 8,853 units for Mr. Jugmans, 37,152 units for Mr. Given and 30,960 units for Mr. Kuthy.
•Fiscal 2022 Awards — In October 2021, the Committee approved fiscal 2022 LTI awards that are substantially similar in design to the fiscal 2021 awards. The number of units awarded to each participant was determined by dividing the participant’s LTI target amount (based on a percentage of base salary) by $7.57, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2021. The following table shows the fiscal 2022 LTI awards for the continuing Named Executive Officers (other than Mr. Cohen, who is subject to a separate incentive program and is not eligible for LTI awards):

Named Executive Officer	Percent of Base Salary	LTI Target Amount	Number of Units

Jason A. Kulas	250%	$2,125,000	280,713
Timothy K. Jugmans	100%	$420,000	55,482
Lachlan P. Given	100%	$600,000	79,260

Executive Chairman Incentive Award
As Executive Chairman, Mr. Cohen has an incentive compensation opportunity of $1,500,000 per year (100% of base salary), awarded in the form of cash-settled phantom stock units (“Units”) tied to the trading price of the Company’s Class A Common Stock, as follows:
•Award — At the beginning of a fiscal year (the “Performance Year”), the number of Units awarded is determined by dividing $1,500,000 by the stock price at the close of the immediately preceding fiscal year.
•Vesting — The awarded Units vest at the end of the Performance Year so long as the “Company Performance Gate” under the Company’s STI plan for the Performance Year has been achieved. The Company Performance Gate is the level of performance (generally measured in terms of Adjusted EBITDA) needed to achieve any payout under the STI plan. Even if the Company Performance Gate is achieved, the Committee in its discretion may reduce the number of Units that vest based upon the Committee’s evaluation of Mr. Cohen’s achievement of individual performance objectives. Conversely, if the Company Performance Gate is not achieved, the Committee in its discretion may choose to vest some or all of the Units based an evaluation of Mr. Cohen’s achievement of individual performance objectives.
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
At the beginning of fiscal 2021, Mr. Cohen received 298,210 Units (the “FY21 Units”), which was calculated by dividing the bonus opportunity ($1,500,000) by $5.03, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2020. In September 2021, the Committee reviewed and evaluated Mr. Cohen’s individual performance during fiscal 2021, noting Mr. Cohen’s valuable contributions in key strategic areas, including the following:
•Leading the Board as Executive Chairman and providing leadership and mentorship to key senior executives, including the CEO;
•Providing counsel and advice on key growth initiatives, including acquisitions and strategic investments and leading the process to assess opportunities in key markets and geographies;
•Providing counsel and advice on initiatives to improve store-level performance, including optimized lending practices, improved inventory management and enhanced Team Member engagement; and
•Providing advice on appropriate and fiscally responsible funding and capital allocation decisions.
As noted above, the Committee has determined that the Company Performance Gate under the fiscal 2021 STI plan has been achieved. See “Annual Short-Term Incentive” above. Consequently, and taking into consideration the Committee’s previous evaluation of Mr. Cohen’s individual performance, the Committee approved the vesting of 100% of the FY21 Units. Under the terms of Mr. Cohen’s incentive opportunity, 50% of those Units (or 149,105 Units) will be paid out on a per-Unit value of $7.57 (the closing trading price of our Class A Common Stock on September 30, 2021), translating to a cash payout of $1,128,725. The remaining 50% of the FY21 Units (149,105 Units) will be paid at the end of fiscal 2022 based on the closing trading price of our Class A Non-Voting Common Stock on September 30, 2022.
At the beginning of fiscal 2022, Mr. Cohen received 198,150 Units (the “FY22 Units), which was calculated by dividing the bonus opportunity ($1,500,000) by $7.57, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2021. The FY22 Units will be subject to the vesting and payout terms described above.
Supplemental Executive Retirement Plan
We provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”) to offer a competitive benefit and to assist in offsetting potential impacts of contribution limitations applicable to our 401(k) retirement savings plan. For fiscal 2021, the Committee approved SERP contributions for each of the executive officers equal to 10% of base salary. This resulted in the following SERP contributions for each of the Named Executive Officers (other than Mr. Cohen and Mr. Kuthy, who are not eligible for SERP contributions):

Named Executive Officer	Fiscal 2021 SERP Contribution

Jason A. Kulas	$85,000
Timothy K. Jugmans	$37,000
Lachlan P. Given	$60,000

In September 2021, the Committee approved fiscal 2022 SERP contributions equal to 10% of base salary for each of the executive officers (other than Mr. Cohen). For the continuing Named Executive Officers, those contributions were $85,000 for Mr. Kulas, $42,000 for Mr. Jugmans and $60,000 for Mr. Given.
Other Benefits and Perquisites
The executive officers participate in other benefit plans on the same terms as other Team Members. These plans include medical, dental, life insurance and our 401(k) retirement savings plan. In addition, we provide supplemental healthcare benefits to our executive officers. The amount of that benefit for the Named Executive Officers is included in the “All Other Compensation” column of the Summary Compensation Table below.
Executive Compensation Governance and Process
Composition of the People and Compensation Committee
The People and Compensation Committee is comprised of four members — Mr. Lagos (Chair), Mr. Appel, Ms. Arnold and Mr. Tillett — each of whom is an independent director. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Board of Directors.”
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
Annually, the Committee sets the compensation for our executive officers, including objectives and awards under incentive plans. In addition to overseeing the compensation of our executive officers, the Committee approves all awards under long-term incentive plans for all other Team Members and makes recommendations to the Board of Directors on appropriate compensation for the non-employee directors.
The Committee also oversees the Company’s human capital management (HCM) strategy, policies and activities, including succession planning and corresponding individual development in order to maintain the talent necessary to fulfill our operational and strategic objectives; diversity and inclusion initiatives; Team Member engagement; and assessing the overall effectiveness of our HCM programs. For more information on the Committee's role, see “Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Committees of the Board — People and Compensation Committee,” as well as the Committee's charter, which can be found in the Investor Relations section of our website at www.ezcorp.com.
Role of Management
The Committee receives data regarding compensation trends, succession plans, issues and recommendations from management. Members of management, including the Chief Executive Officer, Chief Human Resources Officer and Chief Legal Officer, attend Committee meetings at the invitation of the Committee. In addition, our Chief Executive Officer provides input on individual performance and recommendations regarding compensation adjustments to the Committee for executive officer positions other than his own.
Role of the Independent Compensation Consultant
Under its charter, the Committee has sole authority to retain, terminate, obtain advice from, oversee and compensate its outside advisors, including its compensation consultant. We have provided appropriate funding to the Committee to do so.
For the past two years, the Committee has retained Mercer as its independent compensation consultant. The Committee’s independent compensation consultant reports directly to the Committee, and the Committee may replace its independent compensation consultant or hire additional consultants at any time. The Committee’s independent compensation consultant communicates with, and attends meetings of, the Committee as requested.
The Committee annually evaluates the independence of its independent compensation consultant in providing executive compensation consulting services, and in fiscal 2021 found no conflict of interest with respect to Mercer.
During fiscal 2021, Mercer, among other things, advised the Committee on the principal aspects of our executive compensation program, updated the Committee on evolving best practices and provided market information and analysis regarding the competitiveness of our program design and award values.
Compensation Risk
The Committee continually monitors our general compensation practices, specifically the design, administration and assessment of our incentive plans, to identify any components, measurement factors or potential outcomes that might create an incentive for excessive risk-

taking detrimental to the Company. The Committee has determined that our compensation plans and policies do not encourage excessive risk-taking.
Our executive compensation program provides a balance of short-term and long-term incentives that reward achievement of profitable, consistent and sustainable results. These include:
•Annual incentive compensation tied to achievement of profitable Company or business unit performance (as measured by consolidated and/or business unit EBITDA); and
•Meaningful long-term equity incentive opportunities that are 100% performance-based and provide an incentive to deliver long-term growth in stockholder value as a result of sustained earnings growth.
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
•Executive Share Retention Policy — The Board of Directors has adopted stock ownership requirements applicable to the members of the Board of Directors and the executive officers. Pursuant to those requirements, each non-executive member of the Board of Directors and each executive officer is required to hold a number of shares of Class A Non-Voting Common Stock having a market value equal to the applicable “Required Multiple” of the annual retainer fee (in the case of the non-executive directors) or base salary (in the case of the executive officers). The Required Multiple is 4X for the non-executive directors and the CEO, 2X for the Executive Chairman and 1X for the other executive officers. Each person subject to the stock ownership requirements is required to hold at least 50% (in the case of the non-executive directors) or 30% (in the case of the executive officers) of each vesting of restricted stock or restricted stock units until the required stock ownership amount is satisfied. Thereafter, such person can sell shares (subject to our trading window policy) as long as the required stock ownership amount is maintained. Because each share of Class B Voting Common Stock is convertible into a share of Class A Non-Voting Common Stock, the shares of Class B Voting Common Stock held by Mr. Cohen are treated as the equivalent number of shares of Class A Non-Voting Common Stock for purposes of applying the stock ownership requirements.
All directors and executive officers are currently in compliance with the stock ownership requirements.
Other Executive Compensation Matters
We provide the following severance benefits to our executive officers (other than Mr. Cohen and Mr. Kuthy, although Mr. Kuthy is subject to statutory severance benefits in Mexico):
•Each of our executive officers will receive one year’s base salary (as a lump sum or in the form of salary continuation) if his or her employment is terminated by the Company without cause.
•Generally, restricted stock and restricted stock unit awards, including those granted to the executive officers, provide for accelerated vesting of some or all of the unvested shares or units in the event of the holder's death or disability.
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
Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2021.

Pablo Lagos Espinosa, Chair Matthew W. Appel Zena Srivatsa Arnold Gary L. Tillett

Compensation Committee Interlocks and Insider Participation
None of the persons who served as members of the Compensation Committee during fiscal 2021 are or have ever been an officer of or employed by the Company, nor do they have any relationship that requires disclosure under Item 404 of Regulation S-K, the SEC’s rules requiring disclosure of certain relationships and related party transactions.
Summary Compensation Table
The table below summarizes the total compensation for fiscal 2021, 2020 and 2019 for the Named Executive Officers. See “Part III, Item 11 — Executive Compensation — Compensation Discussion and Analysis” for a description of how we determined the Named Executive Officers.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus		Stock Awards (2)	Non-Equity Incentive Plan Compensation (3)	All Other Compensation (4)	Total

Jason A. Kulas (5) Chief Executive Officer	2021	$850,000	—		$723,679	$1,593,750	$117,523	$3,284,952
	2020	$424,808	—		$683,878	$437,500	$56,455	$1,602,641
	2019	—	—		$91,334	—	$40,000	$131,334
Timothy K. Jugmans Chief Financial Officer	2021	$370,000	—		$238,717	$302,500	$66,418	$977,635
	2020	$236,374	$73,923		—	—	$5,646	$315,943
	2019	$237,250	—		$117,761	$47,241	$6,183	$408,435
Philip E. Cohen Executive Chairman	2021	$1,500,000	—	0	—	$1,656,044	$23,532	$3,179,576
	2020	$1,500,000	—		—	$350,390	$21,028	$1,871,418
	2019	—	—		—	—	—	—
Lachlan P. Given (5) Chief Strategy, M&A and Funding Officer	2021	$600,000	—		$372,003	$770,000	$83,028	$1,825,031
	2020	$600,000	$277,377		—	—	$82,200	$959,577
	2019	$600,000	—		$772,148	$519,534	$81,372	$1,973,054
Francisco J. Kuthy Saenger	2021	$418,435	—		$277,164	$364,286	$85,121	$1,145,006
President, Latin America Pawn	2020	$369,887	$142,831		—	—	$81,950	$594,668
	2019	$362,737			$275,161	$66,099	$79,928	$783,925
(1)The amounts shown under “Salary” reflect the gross amounts of base salary paid to each of the Named Executive Officers during the fiscal years so noted. The fiscal 2020 amounts for Mr. Kulas include amounts paid to him in the role of President and Chief Financial Officer (February 28, 2020 to July 6, 2020) and Chief Executive Officer (from July 6, 2020).
(2)Amounts represent the aggregate grant date fair value of restricted stock or restricted stock unit awards, computed in accordance with FASB ASC 718-10-25. See Note 10: Common Stock and Stock Compensation of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” The actual value realized by the Named Executive Officer with respect to stock awards will depend on whether the award vests and, if it vests, the market value of our stock on the date the stock is sold.
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
(3)For Named Executive Officers other than Mr. Cohen, amounts represent the incentive bonuses paid pursuant to the Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonuses” above. For Mr. Cohen, amount represent the incentive bonuses paid pursuant to the special incentive compensation arrangement described under “Compensation Discussion and Analysis — Components of Compensation — Executive Chairman Incentive Award.”
The fiscal 2020 amount for Mr. Kulas represents the minimum fiscal 2020 STI payout that was guaranteed when Mr. Kulas joined the Company as President and Chief Financial Officer in February 2020.
(4)Amounts include the cost of providing various perquisites and personal benefits, as well as the value of our contributions to the company-sponsored 401(k) plan and Supplemental Executive Retirement Plan. For Mr. Kulas, amounts include fees that were paid to him in his capacity as a non-employee director prior to his joining the Company as an executive in February 2020. For Mr. Kuthy, amounts include statutory perquisites customary in Mexico. For detail of the amounts shown for each Named Executive Officer, see the table under “Other Benefits and Perquisites — All Other Compensation” below.
(5)Mr. Kulas and Mr. Given also serve on the board of directors of Cash Converters International Limited, with Mr. Kulas serving as non-executive chairman. The director fees paid to each of them by Cash Converters International Limited were as follows: Mr. Kulas, approximately $128,000; Mr. Given, approximately $71,000. These amounts are not included in the Summary Compensation Table, as they were paid by Cash Converters International Limited, which is not controlled by EZCORP.
CEO Pay Ratio
The following information sets forth our calculation of the ratio between the annual total compensation of Jason A. Kulas, our Chief Executive Officer, and the annual total compensation of our median Team Member (“CEO Pay Ratio”).
•Mr. Kulas’ total annual compensation for fiscal 2021 was $3,284,952. That number is derived from the numbers set forth in the Summary Compensation Table above.
•Our median Team Member’s total annual compensation for fiscal 2021 was $20,561, consisting of gross annual wages, bonuses, overtime pay and other benefits.
•Based on those numbers, our CEO Pay ratio for fiscal 2021 is 160:1.
Our CEO Pay Ratio is based on the following methodology:
•When we identified our median Team Member, we selected gross wages as the most appropriate measure of compensation and applied that measure consistently across our Team Member population. Gross wages generally include salary and wages (regular, hourly and overtime), commissions and bonuses. We annualized the compensation of all permanent full-time and part-time Team Members who were hired during the year.
•We calculated the median Team Member’s total annual compensation in accordance with the rules used to calculate the CEO’s compensation included in the Summary Compensation Table above.
•Using this methodology, we determined that our median Team Member was a full-time store manager located in Guatemala where Team Member wages and cost of living are significantly lower than the U.S.
In calculating CEO pay ratios, companies are permitted to adopt a variety of methodologies, apply certain exclusions and make reasonable estimates and assumptions reflecting their unique employee populations. Therefore, our CEO Pay Ratio, as described above, may not be comparable to CEO pay ratios reported by other companies due to differences in industries and geographical dispersion of employees, as well as the different estimates, assumptions and methodologies applied by other companies in calculating their CEO pay ratios.

Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2021. For information about the plans under which these awards were granted, see “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonus” and “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.
Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			Grant Date Fair Value (3)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum

Jason A. Kulas	2/26/2021	$637,500	$1,275,000	N/A	—	—	—
	2/22/2021				126,740	253,479	380,219	$418,666
	1/27/2021				64,759	129,517	129,517	$305,013
Timothy K. Jugmans	2/26/2021	$111,000	$222,000	N/A	—	—	—
	2/22/2021				59,642	119,284	178,926	$197,019
	1/27/2021				8,853	17,706	17,706	$41,698
Philip E. Cohen	2/26/2021	$1,500,000	$1,500,000	1,500,000	—	—	—	—
Lachlan P. Given	2/26/2021	$300,000	$600,000	N/A	—	—	—
	2/22/2021				59,642	119,284	178,926	$197,019
	1/27/2021				37,152	74,303	74,303	$174,984
Francisco J. Kuthy Saenger	2/26/2021	$200,000	400,000	N/A	—	—	—
	2/22/2021				39,761	79,522	119,283	$131,345
	1/27/2021				30,960	61,919	61,919	$145,819
(1)These amounts represent the potential payouts under the fiscal 2021 Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonuses” above. The “Target” amount is the amount that will be paid if the specified performance goals are achieved at the target level (although the Compensation Committee may reduce any award if it chooses to do so). The “Threshold” reflects the amount that would be paid if the minimum performance goals are achieved. Under the terms of the fiscal 2021 Short-Term Incentive Compensation Plan, the People and Compensation Committee retained discretion to award payouts in excess of 100%; therefore, the “Maximum” amount was indeterminate. See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above for the amount of the actual payout for each of the Named Executive Officers.
(2)The amounts shown for February 22, 2021 represent the fiscal 2021 awards (stated in number of units) under the Long-Term Incentive Plan, and the amount shown for January 27, 2021 represent the fiscal 2020 awards (stated in number of units) under the Long-Term Incentive Plan. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives.”
(3)Represents the estimated grant date fair value of equity awards, assuming payout at “Target” level. This is the estimated amount of aggregate compensation cost we expect to recognize over the performance period, determined as of the grant date. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above. Because of the structure of the fiscal 2021 and 2020 awards, each annual tranche of the awards is treated as a separate award for accounting purposes. Consequently, the amounts shown represent only the grant date fair value of the first annual tranche (i.e., one-third of the fiscal 2021 awards and one-half of the fiscal 2020 awards).

The following table sets forth certain information about outstanding stock awards held by the Named Executive Officers as of the end of fiscal 2021. None of the Named Executive Officers holds any stock options.
Outstanding Equity Awards at Fiscal Year-End

		Stock Awards

Name	Award Date	Number of Shares or Units of Stock That Have Not Vested		Market Value of Shares or Units of Stock That Have Not Vested (1)

Jason A. Kulas	2/22/2021	253,479		$1,918,836
	1/27/2021	129,517		$980,444
Timothy K. Jugmans	2/22/2021	58,846		$445,464
	1/27/2021	17,076		$129,265
	12/11/2018	10,690	(2)	$80,923
Philip E. Cohen		—		—
Lachlan P. Given	2/22/2021	119,284		$902,980
	1/27/2021	74,303		$562,474
	12/11/2018	70,093	(2)	$530,604
Francisco J. Kuthy Saenger	2/22/2021	79,522		$601,982
	1/27/2021	61,919		$468,727
	12/11/2018	24,978	(2)	$189,083
(1)Market value is based on the closing price of our Class A Common Stock on September 30, 2021, the last market trading day of fiscal 2021 ($7.57).
(2)These awards vested in November 2021 following approval by the People and Compensation Committee. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.
Stock Vested
The following table sets forth, with respect to each of the Named Executive Officers, certain information about restricted stock that vested during fiscal 2021:

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting		Value Realized on Vesting (1)

Jason A. Kulas	90,768	(2)	$435,686
Timothy K. Jugmans	11,605	(3)	$57,793
Philip E. Cohen	—		—
Lachlan P. Given	147,698	(4)	$735,536
Francisco J. Kuthy Saenger	28,948	(3)	$144,161
(1)Computed using the fair market value of the stock on the date of vesting.
(2)This award was granted to Mr. Kulas on March 5, 2020 in connection with his joining the Company as President and Chief Financial Officer. It vested on February 28, 2021 (market value, $4.80 per share). Amount shown includes shares withheld to satisfy tax withholding obligations.
(3)These awards were granted on December 12, 2017 and vested on December 15, 2020 (market value, $4.98 per share). Amounts shown include shares withheld to satisfy tax withholding obligations.
(4)Represents two awards, one granted on February 1, 2016 and one granted on December 12, 2017, both of which vested on December 15, 2020 (market value, $4.98 per share). Amount shown includes shares withheld to satisfy tax withholding obligations.

Other Benefits and Perquisites
401(k) Retirement Plan — All U.S. Team Members are given an opportunity to participate in our 401(k) retirement savings plan (following a new-hire waiting period). Subject to statutory limits of the IRS, this plan allows participants to have pre-tax amounts withheld from their pay and provides for a discretionary employer matching contribution (historically, 25% up to 6% of salary). Matching contributions are made in the form of cash. Participants may invest their contributions in various fund options, but are prohibited from investing their contributions in our common stock. A participant vests in the matching contributions over the first three years of service, provided the hours worked requirement is met. A participant’s’ matching contributions vest 100% in the event of death, disability or termination of the plan due to a change in control.
Supplemental Executive Retirement Plan — We provide U.S. executive officers with a non-qualified Supplemental Executive Retirement Plan (“SERP”) to offer a competitive benefit and to assist in offsetting potential impacts of contribution limitations applicable to our 401(k) retirement savings plan. The SERP has similar investment options as are available under the 401(k) retirement savings plan. Company contributions to the SERP are formula-based, reviewed and approved by the People and Compensation Committee each year. For fiscal 2021, our annual contributions to the SERP were calculated as 10% of base salary as of October 1, 2020. For fiscal 2022, the Company contributions to the SERP will continue at the same rates for continuing executive officers. Under the terms of the SERP, participants are also allowed to voluntarily defer all or a portion of their salary and bonus payments into the SERP. There were nine participants during fiscal 2021.
All Company contributed SERP funds have a vesting schedule as an additional retention tool. Generally, the funds vest over three years from the contribution date, with one-third vesting each year. All of a participant’s Company contributed SERP funds vest 100% in the event of the participant’s death, disability or the termination of the plan due to a change in control. In addition, all Company contributed SERP funds are 100% vested when a participant attains age 50 and five years of active service. All Company contributed SERP funds are forfeited, regardless of vesting status, if the participant’s employment is terminated for cause.
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
The following table describes the SERP contributions, earnings and balance at the end of fiscal 2021 for each of the Named Executive Officers:
Nonqualified Deferred Compensation

Named Executive Officer	Company Contributions in Fiscal 2021 (1)	Aggregate Earnings in Fiscal 2021 (2)	Aggregate Withdrawals/Distributions in Fiscal 2021	Aggregate Forfeitures in Fiscal 2021	Aggregate Balance at September 30, 2021 (3)

Jason A. Kulas	$85,000	$5,169	—	—	$90,169
Timothy K. Jugmans	$37,000	$10,832	—	—	$47,832
Philip E. Cohen	—	—	—	—	—
Lachlan P. Given	$60,000	$114,104	—	—	$666,116
Francisco J. Kuthy Saenger	—	—	—	—	—
(1)These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”
(2)These amounts were not included in the Summary Compensation Table as the earnings were not in excess of market rates.
(3)Of the Aggregate Balance at September 30, 2021, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $360,000 for Mr. Given

All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

Named Executive Officer	Year	Health Care Supplemental Insurance (1)	Value of Supplemental Life Insurance Premiums (2)	Company Contributions to Defined Contribution Plans (3)	Other Benefits (4)	Total

Jason A. Kulas	2021	$21,636	$1,392	$94,495	—	$117,523
	2020	$12,138	$812	$3,505	$40,000	$56,455
	2019	—	—	—	$40,000	$40,000
Timothy K. Jugmans	2021	$21,636	$1,392	$43,390	—	$66,418
	2020	—	$1,392	$4,254	—	$5,646
	2019	—	$1,392	$4,791	—	$6,183
Philip E. Cohen	2021	$14,448	$1,392	$7,692	—	$23,532
	2020	$13,896	$1,392	$5,740	—	$21,028
	2019	—	—	—	—	—
Lachlan P. Given	2021	$21,636	$1,392	$60,000	—	$83,028
	2020	$20,808	$1,392	$60,000	—	$82,200
	2019	$19,452	$1,920	$60,000	—	$81,372
Francisco J. Kuthy Saenger	2021	$7,418	$2,473	—	$75,230	$85,121
	2020	$6,859	$2,223	—	$72,867	$81,949
	2019	$6,917	$2,223	—	$70,787	$79,927
(1)We provide a fully insured supplemental executive medical plan to certain executives, including all of the Named Executive Officers (other than Mr. Kuthy), to cover most healthcare costs in excess of amounts covered by our health insurance plans. The amounts shown represent the total premiums paid for the supplemental executive medical plan for each of the Named Executive Officers during each of the years presented.
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
Mr. Kuthy — The amounts shown include various perquisites typical for executives in Mexico (including automobile and fuel allowances) and statutory pay requirements.

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

The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2021:

	Salary	Incentive Bonus	Accelerated Vesting of Restricted Stock (1)	Accelerated Vesting of SERP Balance

Resignation for Good Reason:
Jason A. Kulas	$850,000	—	—	—
Timothy K. Jugmans	—	—	—	—
Philip E. Cohen	—	—	—	—
Lachlan P. Given	—	—	—	—
Francisco J. Kuthy Saenger	—	—	—	—
Termination Without Cause:
Jason A. Kulas	$850,000	—	—	—
Timothy K. Jugmans	$370,000	—	—	—
Philip E. Cohen	—	—	—	—
Lachlan P. Given	$600,000	—	—	—
Francisco J. Kuthy Saenger (2)	$904,467	—	—	—
Death or Disability:
Jason A. Kulas	—	—	$2,899,280	$90,169
Timothy K. Jugmans	—	—	$1,037,014	$47,832
Philip E. Cohen	—	—	—	—
Lachlan P. Given	—	—	$1,465,454	$128,135
Francisco J. Kuthy Saenger	—	—	$1,070,708	—
(1)Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 30, 2021 ($7.57).
(2)Represents the amount of statutory severance that Mr. Kuthy would be entitled to in Mexico.
The People and Compensation Committee has the authority under our stock-based compensation plans to issue awards with provisions that accelerate vesting and exercisability in the event of a change-in-control. To date, the Committee has not included change-in-control acceleration provisions in any awards. Unless such provisions were subsequently included, then the only benefit that would inure to the Named Executive Officers by reason of a change-in-control itself would be the accelerated vesting for SERP contributions (equal to the same benefit as that set forth under “Death or Disability” in the table above). If an executive’s employment was terminated following a change-in-control, then the severance benefits described above would apply, depending on the circumstances of the termination.
Director Compensation
Each non-employee director receives a basic annual retainer fee, with the Lead Independent Director, the chair of the Audit Committee and the chair of the People and Compensation Committee each receiving an additional amount. During fiscal 2021, the basic annual retainer fee was $80,000, and additional amounts paid to the Lead Independent Director, the chair of the Audit Committee and the chair of the People and Compensation Committee were $40,000, $27,500 and $15,000, respectively. Annual retainer fees are paid in cash on a quarterly basis.
The non-employee directors are also eligible for stock option and restricted stock awards. The number of options or shares of restricted stock awarded, as well as the other terms and conditions of the awards (such as vesting and exercisability schedules and termination provisions), are determined by the Board of Directors upon the recommendation of the People and Compensation Committee. Historically, the directors have each received an annual restricted stock award with a grant date value equal to 2X the annual retainer fee. Prior to fiscal 2021, the directors received their annual restricted stock on a fiscal year basis, with the awards generally being made at the beginning of the fiscal year and vesting at the end of the fiscal year. For fiscal 2021, the Board decided to shift to an annual award cycle based on our Annual Meeting of Stockholders, which is generally held in February or March of each year. Accordingly, at the beginning of fiscal 2021, each of the directors received a restricted stock award that was 50% of the value that they would have otherwise received and scheduled to vest on March 31, 2021. Then, on the date of the 2021 Annual Meeting of Stockholders (February 18, 2021), each of the continuing directors received another restricted stock award with a grant date value equal to 2X the annual retainer fee and scheduled to vest on the date of the Annual Meeting of Stockholders held in 2022 (but no later than March 31, 2022). Going forward, the Board expects to approve annual restricted stock awards to continuing directors as of the date of the Annual Meeting of Stockholders, with vesting to occur on the date of the following Annual Meeting of Stockholders.
The following table sets forth the compensation paid to our non-employee directors for fiscal 2021. Mr. Cohen and Mr. Kulas are executive officers of the Company and do not receive any additional compensation for serving on the Board of Directors. Ms. Brown, Mr. Dooner, Mr. Stone, Mr. Webb and Ms. Zeegers served as directors until the 2021 Annual Meeting of Stockholders (February 18, 2021), when their terms of service ended.

Director	Fees Earned or Paid in Cash	Restricted Stock Awards (1)		Total

Matthew W. Appel	$126,875	$236,026	(2)	$362,901
Zena Srivatsa Arnold	$80,000	$236,026	(2)	$316,026
Shelagmichael Brown	$40,000	$76,026	(3)	$116,026
Hugo R. Dooner	$40,000	$76,026	(3)	$116,026
Pablo Lagos Espinosa	$95,000	$236,026	(2)	$331,026
Kent V. Stone	$40,000	$76,026	(3)	$116,026
Gary L. Tillett	$100,625	$236,026	(2)	$336,651
Robert W. K. (Robb) Webb	$40,000	$76,026	(3)	$116,026
Rosa Zeegers	$40,000	$76,026	(3)	$116,026
(1)Amounts represent the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC 718-10-25. See Note 10: Common Stock and Stock Compensation of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data”. The values shown were computed using the trading price of our Class A Common Stock on the date of grant, which in some cases differed from the amount used to determine the number of shares awarded. The actual value realized by the director with respect to stock awards will depend on the market value of our stock on the date the stock is sold.
(2)    Received a grant of 15,905 shares of restricted stock in December 2020. That amount was determined by dividing $80,000 (1X the annual director fee) by $5.03, the trading price of the Class A Common Stock at the beginning of fiscal 2020. These shares vested on March 31, 2021. Also received a grant of 31,936 shares of restricted stock in February 2021. That amount was determined by dividing $160,000 (2X the annual director fee) by $5.01, the trading price of the Class A Common Stock at the time of grant. These shares are scheduled to vest at the 2022 Annual Meeting of Stockholders (but no later than March 31, 2022).
As of September 30, 2021, each of the continuing non-employee directors held 31,936 shares of unvested restricted stock.
(3)    Received a grant of 15,905 shares of restricted stock in December 2020. That amount was determined by dividing $80,000 (1X the annual director fee) by $5.03, the trading price of the Class A Common Stock at the beginning of fiscal 2020. These shares were scheduled to vest on March 31, 2021, but the vesting was accelerated to February 18, 2021, the date of the 2021 Annual Meeting of Stockholders, when term of service ended.
The non-employee director compensation program for fiscal 2022 will generally be the same as the fiscal 2021 program described above, with the annual restricted stock award cycle to begin and end on annual stockholder meeting dates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
Stockholders have approved the 2010 Long-Term Incentive Plan, which we currently use for stock incentive awards. These awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units or performance shares. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plans as of September 30, 2021:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	—	—	174,419
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	174,419

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of November 1, 2021 (except as noted below) for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-voting Common Stock				Class B Voting Common Stock
Beneficial Owner	Number		Percent		Number	Percent	Voting Percent

MS Pawn Limited Partnership (a) MS Pawn Corporation Phillip Ean Cohen 2500 Bee Cave Road Bldg One, Suite 200 Rollingwood, Texas 78746	2,974,047	(b)	5.31%	(b)	2,970,171	100%	100%
Blackrock Inc. 55 East 52nd Street New York, New York 10055	8,429,871	(c)	15.04%		—	—	—
Dimensional Fund Advisors LP 6300 Bee Cave Road, Building One Austin, Texas 78746	3,694,822	(c)	6.59%		—	—	—
Russell Investments Group, Ltd. 1301 Second Avenue, 18th Floor Seattle, Washington 98101	3,547,202	(c)	6.33%		—	—	—
Lafitte Capital Management LP 13505 Fitzhugh Road, Bldg 1 Austin, Texas 78737	3,456,695	(c)	6.17%		—	—	—
Vanguard Group, Inc. P.O. Box 2600, V26 Valley Forge, Pennsylvania 19482-2600	3,306,721	(c)	5.90%		—	—	—
Matthew W. Appel	129,976		*		—	—	—
Zena Srivatsa Arnold	49,257		*		—	—	—
Pablo Lagos Espinosa	156,676		*
Jason A. Kulas	114,017		*
Gary L. Tillett	49,257		*
Timothy K. Jugmans	28,064	(d)	*		—	—	—
Lachlan P. Given	443,058	(e)	*		—	—	—
Francisco J. Kuthy Saenger	95,633	(f)	*		—	—	—
Directors and executive officers as a group (14 persons)	4,222,904	(g)	7.53%		2,970,171	100%	100%
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
(c)As of September 30, 2021 based on Form 13F.
(d)Includes 10,690 unvested restricted stock units expected to vest within 60 days of November 1, 2021.
(e)Includes 70,093 unvested restricted stock units expected to vest within 60 days of November 1, 2021.
(f)Includes 24,978 unvested restricted stock units expected to vest within 60 days of November 1, 2021.
(g)Group includes those persons who were serving as directors and executive officers on November 1, 2021. Number shown includes 433 shares held through our 401(k) retirement savings plan and 150,637 unvested restricted stock units expected to vest within 60 days of November 1, 2021.
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
Employment arrangement with Nicholas Cohen
Nicholas Cohen, the son of Phillip E. Cohen, the beneficial owner of all of our Class B Voting Common Stock and our Executive Chairman, has been an employee of the Company since May 2018. He was recently promoted to the position of Vice President, Operations Support with an annual base salary of $206,000, a target short-term incentive bonus of 30% of base salary, a target long-term incentive opportunity of 20% of base salary and healthcare and other benefits typically provided to similarly positioned Team Members. The Company considers the employment relationship with Nicholas Cohen to be a related party transaction that is subject to the Company’s Policy for Review and Evaluation of Related Party Transactions. Accordingly, the Audit Committee reviewed and approved the promotion and compensation arrangements described above and will continue to review and approve promotion opportunities and compensation changes for Nicholas Cohen going forward.
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
The Board has evaluated all relationships between the Company and each of the persons who served as a director during any portion of fiscal 2021 and has made the following determinations with respect to each director’s independence:

Director	Status (a)

Matthew W. Appel	Independent
Zena Srivatsa Arnold	Independent
Shelaghmichael Brown (b)	Independent
Phillip E. Cohen	Not independent (c)
Hugo R. Dooner (b)	Independent
Jason A. Kulas	Not independent (c)
Pablo Lagos Espinosa	Independent
Kent V. Stone (b)	Independent
Gary L. Tillett	Independent
Robert W. K. (Robb) Webb (b)	Independent
Rosa Zeegers (b)	Independent
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
(b)Service on the Board terminated as of the 2021 Annual Meeting of Stockholders held on February 18, 2021.
(c)Mr. Cohen and Mr. Kulas were executive officers of the Company during fiscal 2021 and, therefore, not independent in accordance with the standards set forth in the Nasdaq Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents all fees we incurred in connection with professional services provided by BDO USA, LLP for fiscal 2021 and 2020:

	Year Ended September 30,
	2021	2020

Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act and quarterly reviews	$1,556,000	$1,960,400
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$1,556,000	$1,960,400
The amounts shown for fiscal 2021 include our current estimated costs for the fiscal 2021 integrated audit, for which we have not yet received final billings. The amounts shown for fiscal 2020 include an increase of $265,000 in fees that were billed above our initial estimates for fiscal 2019 after we filed our Annual Report on Form 10-K for the year ended September 30, 2020.
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this 10-K:
(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II — Item 8 — Financial Statements and Supplementary Data”:
•Report of Independent Registered Public Accounting Firm (2021 and 2020) — BDO USA, LLP
•Consolidated Balance Sheets as of September 30, 2021 and 2020
•Consolidated Statements of Operations for each of the three years in the period ended September 30, 2021
•Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended September 30, 2021
•Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2021
•Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2021
•Notes to Consolidated Financial Statements.
(2) Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.
ITEM 16. FORM 10-K SUMMARY
None.

Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit	Description of Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	0-19424	3.1	October 3, 2013
3.2	Certificate of Amendment, dated March 25, 2014, to the Company’s Amended and Restated Certificate of Incorporation	8-K	0-19424	99.1	March 25, 2014
3.3	Amended and Restated By-Laws, effective July 20, 2014	8-K	0-19424	3.2	July 22, 2014
4.1	Specimen of Class A Non-voting Common Stock Certificate	S-1	33-41317	4.1	August 23, 1991
4.2	Description of EZCORP, Inc. Class A Non-voting Common Stock	8-K	0-19424	4.1	October 3, 2013
4.3	Indenture, dated July 5, 2017, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee	8-K	0-19424	4.1	July 6, 2017
4.4	Indenture, dated May 14, 2018, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee	8-K	0-19424	4.1	May 15, 2018
4.5	Successor Trustee Agreement, dated September 12, 2019, Between EZCORP, Inc., and Wells Fargo Bank, National Association, as prior trustee, and Branch Banking and Trust Company, as successor trustee	8-K	0-19424	4.1	October 7, 2019
10.1*	EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005	8-K	0-19424	10.94	December 1, 2005
10.2*	Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan, Effective November 28, 2018	8-K	0-19424	10.1	November 29, 2018
10.3*	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers	10-K	0-19424	10.15	November 24, 2010
10.4*	Form of Restricted Stock Award for non-employee directors	10-K	0-19424	10.17	November 24, 2010
21.1	List of Subsidiaries of EZCORP, Inc.					x
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm					x
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data files because the XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File in Inline XBRL format (contained in Exhibit 101)
_____________________________

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
†	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

EZCORP, Inc.
Date: November 17, 2021	By:	/s/ Jason A. Kulas
Jason A. Kulas,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Jason A. Kulas	Chief Executive Officer and Director (principal executive officer)	November 17, 2021
Jason A. Kulas

/s/ Timothy K. Jugmans	Chief Financial Officer (principal financial officer)	November 17, 2021
Timothy K. Jugmans

/s/ Phillip E. Cohen	Executive Chairman of the Board	November 17, 2021
Phillip E. Cohen

/s/ Matthew W. Appel	Director	November 17, 2021
Matthew W. Appel

/s/ Zena Srivatsa Arnold	Director	November 17, 2021
Zena Srivatsa Arnold

/s/ Pablo Lagos Espinosa	Director	November 17, 2021
Pablo Lagos Espinosa

/s/ Gary L. Tillett	Director	November 17, 2021
Gary L. Tillett

/s/ Fred Herman	Chief Accounting Officer (principal accounting officer)	November 17, 2021
Fred Herman