Form 10-Q
period 2021-12-31
EZCORP INC
filed 2022-02-02
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021 or

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
As of January 31, 2022, 53,557,589 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2021	December 31, 2020	September 30, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$233,274	$290,450	$253,667
Restricted cash	8,692	8,011	9,957
Pawn loans	176,586	147,852	175,901
Pawn service charges receivable, net	29,765	24,825	29,337
Inventory, net	119,313	94,980	110,989
Prepaid expenses and other current assets	31,209	32,824	31,010
Total current assets	598,839	598,942	610,861
Investments in unconsolidated affiliates	42,513	31,773	37,724
Other investments	16,500	—	—
Property and equipment, net	52,201	55,204	53,811
Right-of-use asset, net	201,527	177,308	200,990
Goodwill	284,619	258,453	285,758
Intangible assets, net	61,458	58,794	62,104
Notes receivable, net	1,190	1,156	1,181
Deferred tax asset, net	15,623	10,000	9,746
Other assets	5,851	5,534	4,736
Total assets	$1,280,321	$1,197,164	$1,266,911

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$—	$213	$—
Accounts payable, accrued expenses and other current liabilities	75,531	67,777	90,268
Customer layaway deposits	13,142	9,904	12,557
Lease liability	51,843	45,351	52,263
Total current liabilities	140,516	123,245	155,088
Long-term debt, net	311,844	254,322	264,186
Deferred tax liability, net	221	172	3,684
Lease liability	161,841	143,620	161,330
Other long-term liabilities	11,398	11,303	10,385
Total liabilities	625,820	532,662	594,673
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $0.01 per share; shares authorized: 100 million; issued and outstanding: 53,344,218 as of December 31, 2021; 52,628,588 as of December 31, 2020; and 53,086,438 as of September 30, 2021	533	526	530
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	339,955	398,269	403,312
Retained earnings	369,359	322,468	326,781
Accumulated other comprehensive loss	(55,376)	(56,791)	(58,415)
Total equity	654,501	664,502	672,238
Total liabilities and equity	$1,280,321	$1,197,164	$1,266,911

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
(in thousands, except per share amount)	2021	2020

Revenues:
Merchandise sales	$137,720	$107,783
Jewelry scrapping sales	6,944	6,759
Pawn service charges	76,025	63,489
Other revenues	305	104
Total revenues	220,994	178,135
Merchandise cost of goods sold	83,111	64,543
Jewelry scrapping cost of goods sold	5,772	5,202
Net revenues	132,111	108,390
Operating expenses:
Store expenses	86,771	79,309
General and administrative	15,545	12,510
Depreciation and amortization	7,574	7,572
Loss (gain) on sale or disposal of assets and other	5	(22)
Total operating expenses	109,895	99,369
Operating income	22,216	9,021
Interest expense	2,431	5,455
Interest income	(304)	(821)
Equity in net income of unconsolidated affiliates	(1,138)	(516)
Other income	(120)	(599)
Income before income taxes	21,347	5,502
Income tax expense	5,626	1,203
Net income	$15,721	$4,299

Basic earnings per share	$0.28	$0.08
Diluted earnings per share	$0.21	$0.08

Weighted-average basic shares outstanding	56,183	55,361
Weighted-average diluted shares outstanding	81,948	55,428
See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2021	2020

Net income	$15,721	$4,299
Other comprehensive income:
Foreign currency translation adjustment, net of tax	3,039	11,277
Comprehensive income	$18,760	$15,576
See accompanying notes to unaudited interim condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited except for balances as of September 30, 2021 and September 30, 2020)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2021	56,057	$560	$403,312	$326,781	$(58,415)	$672,238
Stock compensation	—	—	1,698	—	—	1,698
Release of restricted stock	257	3	—	—	—	3
Taxes paid related to net share settlement of equity awards	—	—	(792)	—	—	(792)
Cumulative effect of adoption of ASU 2020-06 (Note 1)	—	—	(64,263)	26,857	—	(37,406)
Foreign currency translation gain	—	—	—	—	3,039	3,039
Net income	—	—	—	15,721	—	15,721
Balances as of December 31, 2021	56,314	$563	$339,955	$369,359	$(55,376)	$654,501

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2020	55,303	$551	$398,475	$318,169	$(68,068)	$649,127
Stock compensation	—	—	524	—	—	524
Release of restricted stock	296	5	—	—	—	5
Taxes paid related to net share settlement of equity awards	—	—	(730)	—	—	(730)
Foreign currency translation gain	—	—	—	—	11,277	11,277
Net income	—	—	—	4,299	—	4,299
Balances as of December 31, 2020	55,599	$556	$398,269	$322,468	$(56,791)	$664,502

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2021	2020

Operating activities:
Net income	$15,721	$4,299
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,574	7,572
Amortization of debt discount and deferred financing costs	374	3,329
Amortization of lease right-of-use asset	12,694	11,504
Deferred income taxes	587	(1,421)
Other adjustments	(30)	(167)
Provision for inventory reserve	(820)	(1,510)
Stock compensation expense	1,698	524
Equity in net income of unconsolidated affiliates	(1,138)	(516)
Changes in operating assets and liabilities:
Service charges and fees receivable	(419)	(4,034)
Inventory	(2,314)	1,323
Prepaid expenses, other current assets and other assets	(2,330)	(713)
Accounts payable, accrued expenses and other liabilities	(29,531)	(23,460)
Customer layaway deposits	551	(1,311)
Income taxes	4,741	68
Dividends from unconsolidated affiliates	1,660	—
Net cash provided by (used in) operating activities	9,018	(4,513)
Investing activities:
Loans made	(166,480)	(142,936)
Loans repaid	95,542	77,116
Recovery of pawn loan principal through sale of forfeited collateral	65,297	53,981
Capital expenditures, net	(4,985)	(3,223)
Issuance of note receivable	(1,000)	—
Investment in unconsolidated affiliates	(2,477)	—
Investment in other investments	(16,500)	—
Net cash used in investing activities	(30,603)	(15,062)
Financing activities:
Taxes paid related to net share settlement of equity awards	(792)	(730)
Payments on assumed debt and other borrowings	—	(53)
Net cash used in financing activities	(792)	(783)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	719	6,266
Net decrease in cash, cash equivalents and restricted cash	(21,658)	(14,092)
Cash, cash equivalents and restricted cash at beginning of period	263,624	312,553
Cash, cash equivalents and restricted cash at end of period	$241,966	$298,461

Supplemental disclosure of cash flow information
Cash and cash equivalents	$233,274	$290,450
Restricted cash	8,692	8,011
Total cash and cash equivalents and restricted cash	$241,966	$298,461

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$70,966	$50,921
See accompanying notes to unaudited interim condensed consolidated financial statements.

Notes to Interim Condensed Consolidated Financial Statements
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
EZCORP, Inc. (collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”) is a leading provider of pawn loans in the United States and Latin America. Pawn loans are non-recourse loans collateralized by tangible property. We also sell merchandise, primarily collateral forfeited from pawn lending operations and pre-owned merchandise purchased from customers.
Basis of Presentation
The accompanying interim unaudited condensed consolidated financial statements (“Condensed Consolidated Financial Statements”) have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the SEC on November 17, 2021 (“2021 Annual Report”).
In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Financial results for the three-month period ended December 31, 2021, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2022.
Our business is subject to seasonal variations, and operating results for the three months ended December 31, 2021 and 2020 (the "current quarter" and "prior-year quarter," respectively) are not necessarily indicative of the results of operations for the full fiscal year. There have been no changes that have had a material impact in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2021 except for as disclosed below related to the adoption of ASU 2020-06.
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

Impact of COVID-19
The COVID-19 pandemic continues to affect the U.S. and global economies, as disclosed in our 2021 Annual Report on Form 10-K. The full extent and duration of the COVID-19 impact on the global economy generally, and on our business specifically, is currently unknown. The impact of the pandemic, and the recovery therefrom, continued to adversely effect net revenues and earnings into fiscal 2021. During the latter part of fiscal 2021, we saw pawn transaction activity continue to rebuild, driving PLO balances closer to pre-pandemic levels, which will drive accelerating PSC revenue in the coming quarters given the natural lag between pawn originations and related fees. We continue to assess what type of impact the recent surge of the COVID-19 Omicron variant will have to our business, net revenues and operating expenses in fiscal year 2022. A prolonged pandemic and recovery may have an adverse effect on our results of operations, financial position results of operations or cash flows. Our estimates, judgments and assumptions related to COVID-19 could ultimately differ over time.

Recently Adopted Accounting Policies
In August 2020, the FASB issued its Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Additionally, ASU 2020-06 eliminates beneficial conversion feature and cash conversion models resulting in more convertible instruments being accounted for as a single unit. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We early adopted this standard on October 1, 2021 under the modified retrospective basis.
Impact of the Adoption of ASU 2020-06
On October 1, 2021, we early adopted ASU 2020-06 on a modified retrospective basis. Under ASU 2020-06, we no longer separate the convertible senior notes into liability and equity components. We recognized the cumulative effect of initially applying this new standard as of October 1, 2021. We recognized a cumulative effect of initially applying the ASU as an adjustment to the October 1, 2021 opening balance of retained earnings. The conversion option that was previously accounted for in equity under the cash conversion model was recombined into the convertible debt outstanding, and as a result, additional paid in capital and the related unamortized debt discount on the convertible senior notes were reduced. The removal of the remaining debt discounts recorded for this previous separation has the effect of increasing our net debt balance. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.

(in thousands)	As Reported September 30, 2021	Adjustments	Under ASU 2020-06 October 1, 2021
Principal	$316,250	$—	$316,250
Unamortized debt discount	(48,785)	48,785	—
Deferred financing costs, net	(3,279)	(1,500)	(4,779)
Net carrying amount	264,186	47,285	311,471

Deferred tax asset	9,746	5,839	15,585
Deferred tax liability	3,684	(4,040)	(356)

Additional paid-in capital	403,312	(64,263)	339,049
Retained earnings	326,781	26,857	353,638
The impact of adoption on our condensed consolidated statements of operations for the three months ended December 31, 2021 was primarily to decrease interest expense by $3.4 million. This had the effect of increasing our basic earnings per share for the three months ended December 31, 2021 by $0.05, and decreasing our diluted earnings per common share for the three months ended December 31, 2021 by $0.02. Additionally, adoption of the standard requires interest charges on the convertible debt to be added to net income as well as the use of the “if-converted” method to calculate diluted earnings per common share. Refer to Note 4: Earnings Per Share for effect of the convertible notes on diluted earnings per common share.
Recently Issued Accounting Pronouncements
We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on our consolidated financial statements.
NOTE 2: ACQUISITIONS
On June 8, 2021, we completed the acquisition of 100% of the common shares of PLO del Bajio S. de R.L. de C.V. (“Bajio”) and gained control of the entity, further expanding our geographic footprint within Mexico with the addition of 128 pawn stores. These stores operate under the name "Cash Apoyo Efectivo" and are located principally in the Mexico City metropolitan area.
At the time of acquisition, the total consideration for Bajio was $23.6 million, consisting of $17.4 million of cash, and 212,870 shares of our Class A Non-Voting Common Stock valued at $1.6 million. In addition, the sellers are entitled to additional payments of up to $4.6 million to be paid in two payments over the next two years, contingent on the growth of the loan portfolios of the acquired stores. Up to 50% of any future contingent payments can be made in shares of our Class A Non-Voting Common Stock at our discretion. The value of the contingent consideration was included in the total consideration as the metrics were considered achievable on the date of acquisition. Cash paid at closing was $11.6 million and $3.8 million was paid in the fourth quarter of 2021.

During the first quarter of 2022, both parties completed the formal working capital reconciliation stipulated within the purchase agreement. As part of the working capital reconciliation, the Company and the seller agreed to reduce the purchase price, which was held in restricted cash as of September 30, 2021, by $1.3 million. As the working capital adjustment was recorded as of September 30, 2021, this reduction to the purchase price is a measurement period adjustment, and resulted in a $1.3 million reduction to goodwill during the period ended December 31, 2021. This reduced the total consideration for Bajio to $22.3 million. As the future payments decreased, we released $1.3 million of the previously held $2.0 million in restricted cash to our unrestricted cash. Of the remaining $0.7 million in restricted cash, $0.3 million is expected to be paid prior to June 30, 2022, and $0.4 million is expected to be paid on or around the fifth anniversary of the date of acquisition.
The assets acquired and liabilities assumed are based upon the estimated fair values at the date of acquisition. The excess purchase price over the estimated fair market value of the new assets acquired has been recorded as goodwill.
The purchase price allocation is as follows, in thousands:

Cash and cash equivalents	$308
Pawn loans	4,619
Pawn service charges receivable	1,335
Inventory	1,319
Property and equipment	2,025
Right-of-use assets	10,651
Goodwill	24,778
Intangible assets	3,965
Deferred tax asset, net	381
Other assets	746
Accounts payable, accrued expenses and other liabilities	(2,290)
Debt	(14,931)
Lease liabilities	(10,651)
Total consideration	$22,255
Intangible assets acquired consist of indefinite-lived trade names.
NOTE 3: GOODWILL
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

	Three Months Ended December 31, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2021	$244,471	$41,287	$285,758
Measurement period adjustments	—	(1,322)	(1,322)
Effect of foreign currency translation changes	—	183	183
Balances as of December 31, 2021	$244,471	$40,148	$284,619

	Three Months Ended December 31, 2020
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2020	$241,928	$15,654	$257,582
Effect of foreign currency translation changes	—	871	871
Balances as of December 31, 2020	$241,928	$16,525	$258,453

NOTE 4: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2021	2020

Basic earnings per common share:
Net income - basic	$15,721	$4,299
Weighted shares outstanding - basic	56,183	55,361
Basic earnings per common share	$0.28	$0.08

Diluted earnings per common share:
Net income - basic	$15,721	$4,299
Add: Convertible Notes interest expense, net of tax	1,884	—
Net income - diluted	$17,605	$4,299
Weighted shares outstanding - basic	56,183	55,361
Effect of dilution from equity-based compensation awards*	541	67
Effect of dilution from if-converted Convertible Notes**	25,224	—
Weighted shares outstanding - diluted	81,948	55,428
Diluted earnings per common share	$0.21	$0.08

Potential common shares excluded from the calculation of diluted earnings per share above:
Restricted stock***	1,936	657
*    Includes time-based share-based awards and performance based awards for which targets for fiscal year tranches have been achieved and vesting is subject only to achievement of service conditions.
**    See Note 8 for conversion price and initial conversion rate of the 2024 Convertible Notes and 2025 Convertible Notes.
***    Includes antidilutive share-based awards as well as performance-based share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.
As a result of our adoption of ASU 2020-06 on October 1, 2021, the dilutive impact of the Convertible Notes for our calculation of diluted net income per share is considered using the if-converted method. During the three months ended December 31, 2021, we increased net income by $1.9 million to arrive at the numerator used to calculate diluted earnings per common share, which represents interest expense recognized on the convertible notes that were subject to this change in methodology. For periods prior to our October 1, 2021 adoption of ASU 2020-06, we applied the treasury stock method to account for the dilutive impact of the 2024 and 2025 Convertible Notes for diluted earnings per share purposes.
NOTE 5: LEASES
We determine if a contract contains a lease at inception. Our lease portfolio consists primarily of operating leases for pawn store locations and corporate offices with lease terms ranging from three to ten years.
The information below provides a summary of our leasing activities. See Note 12 in our 2021 Annual Report for additional information about our leasing activities. The table below presents balances of our operating leases:

(in thousands)	December 31, 2021	December 31, 2020	September 30, 2021

Right-of-use asset	$201,527	$177,308	$200,990

Lease liability, current	$51,843	$45,351	$52,263
Lease liability, non-current	161,841	143,620	161,330
Total lease liability	$213,684	$188,971	$213,593

The table below provides the composition of our lease costs:

	Three Months Ended December 31,
(in thousands)	2021	2020

Operating lease expense*	$16,362	$15,199
Variable lease expense	3,542	3,045
Total lease expense	$19,904	$18,244
* Includes sublease rental income.

Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in "Store" and "General and Administrative" expense, based on the underlying lease use.
Other supplemental information includes the following for our operating leases:

	Three Months Ended December 31,
	2021	2020

Weighted-average remaining contractual lease term (years)	5.05	5.06
Weighted-average incremental borrowing rate	8.10%	7.85%

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

Remaining 2022	$50,171
Fiscal 2023	58,474
Fiscal 2024	46,262
Fiscal 2025	35,686
Fiscal 2026	26,164
Thereafter	43,418
Total lease payments	$260,175
Less: Portion representing interest	46,491
Present value of operating lease liabilities	$213,684
Less: Current portion	51,843
Non-current portion	$161,841

We recorded $14.3 million and $1.6 million in non-cash additions to our right of use assets and lease liabilities for the three months ended December 31, 2021 and December 31, 2020, respectively.

NOTE 6: STRATEGIC INVESTMENTS
Cash Converters International Limited
On October 1, 2021, we purchased an additional 13 million shares of Cash Converters International Limited ("Cash Converters") for $2.5 million. This purchase increased our total ownership in Cash Converters to 236,702,991 shares, representing a 37.72% ownership interest. Additionally, on October 14, 2021, we received a cash dividend of $1.7 million from Cash Converters.
The following tables present summary financial information for Cash Converters most recently reported results at June 30, 2021 after translation to U.S. dollars:

	June 30,
(in thousands)	2021	2020

Current assets	$167,553	$157,183
Non-current assets	191,788	172,833
Total assets	$359,341	$330,016

Current liabilities	$61,395	$68,028
Non-current liabilities	57,511	51,275
Shareholders’ equity	240,435	210,713
Total liabilities and shareholders’ equity	$359,341	$330,016

	Half-Year Ended June 30,
(in thousands)	2021	2020

Gross revenues	$150,165	$187,025
Gross profit	105,851	112,511
Net profit (loss)	12,081	(7,032)
See Note 7 for the fair value and carrying value of our investment in Cash Converters.
Founders One, LLC
On October 6, 2021, the Company invested $15.0 million in exchange for a non-redeemable voting participating preferred equity interest in Founders One, LLC (“Founders”), a newly-formed entity with one other member. Founders used that $15.0 million to acquire an equity interest in Simple Management Group, Inc. (“SMG”) which owns and operates more than 20 pawn stores principally in the Caribbean region, with plans to build and acquire more stores in that region. The investment in Founders is a variable interest entity but for which the Company is not the primary beneficiary and, therefore, is not consolidated. Further, as we are not the appointed manager, we do not have the ability to direct the activities of the investment entity that most significantly impact its economic performance. This investment in Founders is accounted for utilizing the measurement alternative within ASC 321, Investments — Equity Securities. Our $15.0 million carrying value of the investment is included in “Other Investments” in our consolidated balance sheets. The Company’s maximum exposure for losses in this investment is its contributed investment of $15.0 million.
See Note 7 for the fair value and carrying value of our investment in Founders.
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

	Carrying Value	Estimated Fair Value
	December 31, 2021	December 31, 2021	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,190	$1,190	$—	$—	$1,190
Investments in unconsolidated affiliates	42,513	52,671	45,650	—	7,021
Other investments	16,500	16,500	—	—	16,500
Financial liabilities:
2024 Convertible Notes	$142,106	$147,063	$—	$147,063	$—
2025 Convertible Notes	169,738	155,060	—	155,060	—

	Carrying Value	Estimated Fair Value
	December 31, 2020	December 31, 2020	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	1,156	1,156	—	—	1,156
Investments in unconsolidated affiliates	31,773	44,716	37,039	—	7,677
Financial liabilities:
2024 Convertible Notes	$118,736	$134,838	$—	$134,838	$—
2025 Convertible Notes	134,983	138,000	—	138,000	—
8.5% unsecured debt due 2024	816	816	—	—	816

	Carrying Value	Estimated Fair Value
	September 30, 2021	September 30, 2021	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,181	$1,181	$—	$—	$1,181
Investments in unconsolidated affiliates	37,724	48,954	41,638	—	7,316
Financial liabilities:
2024 Convertible Notes	$123,543	$153,281	$—	$153,281	$—
2025 Convertible Notes	140,643	155,250	—	155,250	—
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
Included in “Accounts payable, accrued expenses and other current liabilities“ in our Consolidated Balance Sheets is $4.6 million which represents the fair value of acquisition-related contingent consideration as discussed in Note 2: Acquisitions. The key assumptions used to determine the fair value of acquisition-related contingent consideration are estimated by management, not observable in the market and, therefore considered Level 3 inputs within the fair value hierarchy.
In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024. The fair value of the note approximated its carrying value as of December 31, 2021.
We use the equity method of accounting to account for our 37.72% ownership in Cash Converters International. The inputs used to generate the fair value of the investment in Cash Converters were considered Level 1 inputs. These inputs consist of (a) the quoted stock price on the

Australian Stock Exchange multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate as of the end of our reporting period. We included no control premium for owning a large percentage of outstanding shares.
We use the equity method of accounting to account for our 13.14% ownership in Rich Data Corporation, a previously consolidated variable interest entity for which we no longer have the power to direct the activities that most significantly affect its economic performance. We believe its fair value approximated carrying value although such fair value is highly variable and includes significant unobservable inputs.
Of the $16.5 million included in the table above, $15.0 million is related the investment in Founders. We believe the investment's fair value approximated it's carrying value although such fair value is highly variable and includes significant unobservable inputs.
We measured the fair value of the 2024 and 2025 Convertible Notes using quoted price inputs. The notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.
In September 2020, we received the final payment from AlphaCredit on the notes receivable related to the sale of Grupo Finmart and recorded the amount under “Restricted cash” in our consolidated balance sheet as of December 31, 2021. In August 2019, AlphaCredit notified us of an indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined.
NOTE 8: DEBT
The Company adopted ASU 2020-06 on October 1, 2021. See Note 1 for further discussion of this recently adopted accounting policy.
The following table presents the Company's debt instruments outstanding:

	December 31, 2021			December 31, 2020			September 30, 2021
(in thousands)	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

2024 Convertible Notes	$143,750	$(1,644)	$142,106	$143,750	$(25,014)	$118,736	$143,750	$(20,207)	$123,543
2025 Convertible Notes	172,500	(2,762)	169,738	172,500	(37,517)	134,983	172,500	(31,857)	140,643
8.5% unsecured debt due 2024*	—	—	—	816	—	816	—	—	—
Total	$316,250	$(4,406)	$311,844	$317,066	$(62,531)	$254,535	$316,250	$(52,064)	$264,186
Less current portion	—	—	—	213	—	213	—	—	—
Total long-term debt	$316,250	$(4,406)	$311,844	$316,853	$(62,531)	$254,322	$316,250	$(52,064)	$264,186
* Amount translated from Guatemalan quetzals as of applicable period end. Debt was repaid before maturity the date in January 2021.
The following table presents the Company's contractual maturities related to the debt instruments as of December 31, 2021:

	Schedule of Contractual Maturities
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

2024 Convertible Notes	$143,750	$—	$143,750	$—	$—
2025 Convertible Notes	172,500	—	—	172,500	—
	$316,250	$—	$143,750	$172,500	$—

The following table presents the Company's interest expense related to the Convertible Notes for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
(in thousands)	2021	2020

2024 Convertible Notes:
Contractual interest expense	$1,033	$1,033
Amortization of deferred financing costs	167	112
Amortization of debt discount	—	1,430
Total interest expense	$1,200	$2,575

2025 Convertible Notes:
Contractual interest expense	$1,024	$1,024
Amortization of deferred financing costs	207	140
Amortization of debt discount	—	1,679
Total interest expense	$1,231	$2,843
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
The effective interest rate for the three months ended December 31, 2021 was approximately 3.35%. As of December 31, 2021, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2024 Maturity Date assuming no early conversion.
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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of December 31, 2021. As of December 31, 2021, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.

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

The effective interest rate for the three months ended December 31, 2021 was approximately 2.88% for the 2025 Convertible Notes. As of December 31, 2021, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2025 Maturity Date assuming no early conversion.

The 2025 Convertible Notes are convertible based on an initial conversion rate of 62.8931 shares of Class A Common Stock per $1,000 principal amount (equivalent to an initial conversion price of $15.90 per share). The conversion rate will not be adjusted for any accrued and unpaid interest. The 2025 Convertible Notes contain certain make-whole fundamental change premiums and customary anti-dilution adjustments. Upon conversion, we may settle in cash, shares of Class A Common Stock or any combination thereof, at our election.

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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of December 31, 2021. As of December 31, 2021, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
NOTE 9: SHARE-BASED COMPENSATION
Common Stock Repurchase Program
In December 2019, the Company's Board of Directors (the "Board") authorized the repurchase of up to $60.0 million of our Class A Common Stock over three years. During fiscal 2020, we repurchased and retired 943,149 shares of our Class A Common Stock for $5.2 million, which was allocated between "Additional paid-in capital" and "Retained earnings" in our condensed consolidated balance sheets. Repurchases under the program were suspended in March 2020 in order to preserve liquidity as a result of uncertainties related to the COVID-19 pandemic and no further share repurchases have been made since March of 2020.
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

The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2021	2,218,777	$4.86
Granted	1,208,046	7.65
Released (a)	(358,883)	4.68
Cancelled	—	—
Outstanding as of December 31, 2021	3,067,940	$5.86
(a) 101,103 shares were withheld to satisfy related income tax withholding.
NOTE 10: CONTINGENCIES
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
•Latin America Pawn — all pawn activities in Mexico and other parts of Latin America; and
•Other Investments — primarily our equity interest in the net income of Cash Converters International and Rich Data Corporation along with our investment in Founders.
There are no inter-segment revenues presented below, and the amounts below were determined in accordance with the same accounting principles used in our condensed consolidated financial statements.
The following tables present revenue for each reportable segment, disaggregated revenue within our three reportable segments and Corporate, segment profits and segment contribution.

	Three Months Ended December 31, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$102,078	$35,642	$—	$137,720	$—	$137,720
Jewelry scrapping sales	4,980	1,964	—	6,944	—	6,944
Pawn service charges	56,557	19,468	—	76,025	—	76,025
Other revenues	22	240	43	305	—	305
Total revenues	163,637	57,314	43	220,994	—	220,994
Merchandise cost of goods sold	57,832	25,279	—	83,111	—	83,111
Jewelry scrapping cost of goods sold	3,975	1,797	—	5,772	—	5,772
Net revenues	101,830	30,238	43	132,111	—	132,111
Segment and corporate expenses (income):
Store expenses	64,689	22,082	—	86,771	—	86,771
General and administrative	—	—	—	—	15,545	15,545
Depreciation and amortization	2,670	1,980	—	4,650	2,924	7,574
Loss on sale or disposal of assets and other	—	5	—	5	—	5
Interest expense	—	—	—	—	2,431	2,431
Interest income	—	(182)	—	(182)	(122)	(304)
Equity in net income of unconsolidated affiliates	—	—	(1,138)	(1,138)	—	(1,138)
Other (income) expense	—	(134)	(12)	(146)	26	(120)
Segment contribution	$34,471	$6,487	$1,193	$42,151
Income (loss) before income taxes				$42,151	$(20,804)	$21,347

	Three Months Ended December 31, 2020
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$82,253	$25,530	$—	$107,783	$—	$107,783
Jewelry scrapping sales	4,004	2,755	—	6,759	—	6,759
Pawn service charges	50,220	13,269	—	63,489	—	63,489
Other revenues	22	7	75	104	—	104
Total revenues	136,499	41,561	75	178,135	—	178,135
Merchandise cost of goods sold	48,059	16,484	—	64,543	—	64,543
Jewelry scrapping cost of goods sold	2,844	2,358	—	5,202	—	5,202
Net revenues	85,596	22,719	75	108,390	—	108,390
Segment and corporate expenses (income):
Store expenses	62,092	17,217	—	79,309	—	79,309
General and administrative	—	—	—	—	12,510	12,510
Depreciation and amortization	2,736	1,860	—	4,596	2,976	7,572
Loss (gain) on sale or disposal of assets and other	27	(101)	—	(74)	52	(22)
Interest expense	—	—	—	—	5,455	5,455
Interest income	—	(764)	—	(764)	(57)	(821)
Equity in net income of unconsolidated affiliates	—	—	(516)	(516)	—	(516)
Other (income) expense	—	(455)	(210)	(665)	66	(599)
Segment contribution	$20,741	$4,962	$801	$26,504
Income (loss) before income taxes				$26,504	$(21,002)	$5,502

NOTE 12: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	December 31, 2021	December 31, 2020	September 30, 2021

Gross pawn service charges receivable	$38,040	$31,721	$37,360
Allowance for uncollectible pawn service charges receivable	(8,275)	(6,896)	(8,023)
Pawn service charges receivable, net	$29,765	$24,825	$29,337

Gross inventory	$124,286	$106,053	$115,300
Inventory reserves	(4,973)	(11,073)	(4,311)
Inventory, net	$119,313	$94,980	$110,989

Prepaid expenses and other	$10,614	$8,079	$5,386
Accounts receivable and other	6,258	9,546	9,322
Income taxes receivable	14,337	15,199	16,302
Prepaid expenses and other current assets	$31,209	$32,824	$31,010

Property and equipment, gross	$288,285	$274,071	$284,867
Accumulated depreciation	(236,084)	(218,867)	(231,056)
Property and equipment, net	$52,201	$55,204	$53,811

Accounts payable	$18,925	$17,169	$22,462
Accrued payroll	11,486	12,061	9,093
Incentive accrual	5,158	3,866	16,868
Other payroll related expenses	7,964	10,798	10,695
Accrued sales and VAT taxes	9,704	10,295	10,936
Accrued Income Taxes Payable	6,024	611	3,826
Other current liabilities	16,270	12,977	16,388
Accounts payable, accrued expenses and other current liabilities	$75,531	$67,777	$90,268

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of EZCORP, Inc. and its subsidiaries (collectively, “we,” “us”, “our”, "EZCORP" or the “Company”). The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere within this report. This discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2021, as supplemented by the information set forth in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and "Part II, Item 1A — Risk Factors" of this Report, for a discussion of certain risks, uncertainties and assumptions associated with these statements.
Business Overview
EZCORP is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of pawn services in the United States and Latin America. Pawn loans are nonrecourse loans collateralized by personal property. We also sell merchandise, primarily collateral forfeited from unpaid loans or goods purchased directly from customers.
We exist to serve our customers’ short-term cash needs, helping them to live and enjoy their lives. We are focused on three strategic pillars:

Strengthen the Core	Relentless focus on superior execution and operational excellence in our core pawn business
Cost Efficiency and Simplification	Shape a culture of cost efficiency through ongoing focus on simplification and optimization
Innovate and Grow	Broaden customer engagement to service more customers more frequently in more locations
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
Growth and Expansion
Our strategy is to expand the number of locations we operate through opening new (“de novo”) locations and through acquisitions and investments in both Latin America, the United States and potential new markets. Our ability to open de novo stores, acquire new stores and make other related investments is dependent on several variables, such as projected achievement of internal investment hurdles, the availability of acceptable sites or acquisition candidates, the alignment of acquirer/seller price expectations, the regulatory environment, local zoning ordinances, access to capital and the availability of qualified personnel.
Seasonality and Quarterly Results
In the United States, PSC is historically highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. PSC is historically lowest in our third fiscal quarter (April through June) following the tax refund season and merchandise sales are highest in our first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the availability of tax refunds. In Latin America, most of our customers receive additional compensation from their employers in December, and many receive additional compensation in June or July, applying downward pressure on loan balances and fueling some merchandise sales in those periods. As a net effect of these and other factors and excluding discrete charges, our consolidated profit before tax is generally highest in our first fiscal quarter (October through December) and lowest in our third fiscal quarter (April through June). These historical trends have been impacted by COVID-19, but we expect these historical trends to return in the future.
Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher PSC. The following chart presents sources of net revenues, including PSC, merchandise sales gross profit ("Merchandise sales GP") and jewelry scrapping gross profit ("Jewelry Scrapping GP") for the three months ended December 31, 2021 and 2020:
The following chart presents sources of net revenues by geographic disbursement for the three months ended December 31, 2021 and 2020:

Business Developments
COVID-19
The COVID-19 pandemic continues to affect the U.S. and global economies, as disclosed in our 2021 Annual Report on Form 10-K. The full extent and duration of the COVID-19 impact on the global economy generally, and on our business specifically, is currently unknown. The impact of the pandemic, and the recovery therefrom, continued to adversely effect net revenues and earnings into fiscal 2021. During the latter part of fiscal 2021, we saw pawn transaction activity continue to rebuild, driving PLO balances closer to pre-pandemic levels, which will drive accelerating PSC revenue in the coming quarters given the natural lag between pawn originations and related fees. We continue to assess what type of impact the recent surge of the COVID-19 Omicron variant will have to our business net revenues and operating expenses in fiscal year 2022. A prolonged pandemic and recovery may have an adverse effect on our results of operations, financial position and liquidity in future periods.
Investments in Unconsolidated Entities
On October 1, 2021, we purchased an additional 13 million shares of Cash Converters for $2.5 million. This purchase increased our total ownership in Cash Converters to 236,702,991 shares, representing a 37.72% ownership interest. Additionally, on October 14, 2021, we received a cash dividend of $1.7 million from Cash Converters.
On October 6, 2021, the Company purchased $15.0 million in exchange for a non-redeemable voting participating preferred equity interest in Founders One, LLC (“Founders”), a newly-formed entity with one other member. Founders used that $15.0 million to acquire an equity interest in Simple Management Group, Inc. (“SMG”) which owns and operates more than 20 pawn stores principally in the Caribbean region, with plans to build and acquire more stores in that region.
Executive Management Changes
On January 12, 2022, Jason A. Kulas informed the Company's Board of Directors (the "Board") that he was resigning from his position as Chief Executive Officer to accept a position at another company. The same day, the Board appointed Lachlan P. Given and John Blair Powell, Jr. as co-Interim Chief Executive Officers, effective immediately. Both Mr. Given and Mr. Powell are executive officers of the Company and have extensive experience with the Company and its business. A description of their respective backgrounds and experiences can be found in "Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Executive Officers" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
Results of Operations
Non-GAAP Constant Currency Financial Information
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide certain other non-GAAP financial information on a constant currency basis ("constant currency") and "same store" basis. We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos, Guatemalan quetzales and other Latin American currencies. We analyze results on a same store basis (which is defined as stores open during the entirety of the comparable periods) to better understand existing store performance without the influence of increases or decreases resulting solely from changes in store count. We believe presentation of constant currency and same store results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a better understanding and evaluation of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not rather than or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three months ended December 31, 2021 and December 31, 2020 were as follows:

	December 31,		Three Months Ended December 31,
	2021	2020	2021	2020

Mexican peso	20.5	19.9	20.7	20.5
Guatemalan quetzal	7.5	7.6	7.6	7.6
Honduran lempira	24.1	23.8	23.9	24.1
Peruvian sol	4.0	3.6	4.0	3.6

Operating Results
Segments
We manage our business and report our financial results in three reportable operating segments;
•U.S. Pawn — Represents all pawn activities in the United States;
•Latin America Pawn — Represents all pawn activities in Mexico and other parts of Latin America; and
•Other Investments — Represents our equity interest in the net income of Cash Converters International and Rich Data Corporation, along with our investment in Founders.
See Note 11 - Segment Information for information regarding changes in reportable segments.
Store Data by Segment

	Three Months Ended December 31, 2021
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2021	516	632	1,148
New locations opened	—	1	1
As of December 31, 2021	516	633	1,149

	Three Months Ended December 31, 2020
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2020	505	500	1,005
New locations opened	—	2	2
As of December 31, 2020	505	502	1,007

Three Months Ended December 31, 2021 vs. Three Months Ended December 31, 2020
These tables, as well as the discussion that follows, should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended December 31,		Change
(in thousands)	2021	2020

Net revenues:
Pawn service charges	$56,557	$50,220	13%

Merchandise sales	102,078	82,253	24%
Merchandise sales gross profit	44,246	34,194	29%
Gross margin on merchandise sales	43%	42%	100bps

Jewelry scrapping sales	4,980	4,004	24%
Jewelry scrapping sales gross profit	1,005	1,160	(13)%
Gross margin on jewelry scrapping sales	20%	29%	(900)bps

Other revenues	22	22	—%
Net revenues	101,830	85,596	19%

Segment operating expenses:
Store expenses	64,689	62,092	4%
Depreciation and amortization	2,670	2,736	(2)%
Loss on sale or disposal of assets and other	—	27	(100)%
Segment contribution	$34,471	$20,741	66%

Other data:
Net earning assets (a)	$231,408	$199,569	16%
Inventory turnover	2.8	2.6	8%
Average monthly ending pawn loan balance per store (b)	$270	$233	16%
Monthly average yield on pawn loans outstanding	13%	14%	(100)bps
Pawn loan redemption rate	83%	84%	(100)bps

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

Pawn service charges increased 13% as a result of higher average PLO for the quarter.
Merchandise sales increased 24% compared to the prior year quarter. Merchandise sales gross profit increased 29% to $44.2 million as well as a 100 bps improvement in merchandise sales gross profit margin, reflecting a continued focus on improving retailing and lower levels of aged general merchandise inventory.
Store expenses increased 4% primarily due to rising labor costs resulting from growing transaction volume and store count.
Segment contribution increased $13.7 million or 66%, due to the changes in net revenues and store expenses described above.

Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Financial Information."

	Three Months Ended December 31,
(in thousands)	2021 (GAAP)	2020 (GAAP)	Change (GAAP)	2021 (Constant Currency)	Change (Constant Currency)

Net revenues:
Pawn service charges	$19,468	$13,269	47%	$19,559	47%

Merchandise sales	35,642	25,530	40%	36,022	41%
Merchandise sales gross profit	10,363	9,046	15%	10,471	16%
Gross margin on merchandise sales	29%	35%	(600)bps	29%	(600)bps

Jewelry scrapping sales	1,964	2,755	(29)%	1,973	(28)%
Jewelry scrapping sales gross profit	167	397	(58)%	167	(58)%
Gross margin on jewelry scrapping sales	9%	14%	(500)bps	8%	(600)bps

Other revenues, net	240	7	3,329%	242	3,357%
Net revenues	30,238	22,719	33%	30,439	34%

Segment operating expenses:
Store Expenses	22,082	17,217	28%	22,247	29%
Depreciation and amortization	1,980	1,860	6%	1,995	7%
Segment operating contribution	6,176	3,642	70%	6,197	70%

Other segment income	(311)	(1,320)	(76)%	(384)	(71)%
Segment contribution	$6,487	$4,962	31%	$6,581	33%

Other data:
Net earning assets (a)	$64,490	$43,263	49%	$65,773	52%
Inventory turnover	3.6	3.8	(5)%	3.7	(3)%
Average monthly ending pawn loan balance per store (b)	$60	$53	13%	$61	15%
Monthly average yield on pawn loans outstanding	17%	17%	—bps	17%	—bps
Pawn loan redemption rate (c)	81%	83%	(200)bps	81%	(200)bps

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(c)	Rate is solely inclusive of results from Mexico Pawn.

	2021 Change (GAAP)	2021 Change (Constant Currency)
Same Store data: (a)
PLO	18%	20%
PSC	28%	29%
Merchandise Sales	15%	16%
Merchandise Sales Gross Profit	(4)%	(3)%
Store Expenses	5%	6%
In the current quarter, we opened one de novo store, bringing total segment store-count to 633.
PLO increased 37% to $35.5 million (40% on constant currency basis). On a same store basis, PLO increased 18% (20% on a constant currency basis).
PSC increased 47% in the first quarter to $19.5 million (up 47% to $19.6 million on a constant currency basis) as a result of higher average PLO for the quarter.

Merchandise sales increased 40% (41% on a constant currency basis) and 15% on a same store basis (16% on a constant currency basis). Offsetting the sales increase, merchandise sales gross profit margin decreased from 35% to 29% reflecting a return to more normalized margins. Overall, merchandise sales gross profit increased 15% to $10.4 million (16% to $10.5 million on a constant currency basis).
Store expenses increased $4.9 million or 28% (29% on a constant currency basis) primarily due to growth in store count and rising labor costs resulting from growing transaction volume. On a same-store basis, store expenses increased by $0.9 million or 5% ($1.0 million or 6% on a constant currency basis).
Segment contribution increased $1.5 million, or 31%, to $6.5 million ($1.6 million or 33% on a constant currency basis), due to the changes in net revenues and store expenses described above.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian and Canadian dollars:

	Three Months Ended December 31,		Change
(in thousands)	2021	2020

Net revenues:
Consumer loan fees, interest and other	$43	$75	(43)%
Net revenues	43	75	(43)%

Segment operating expenses:
Equity in net income of unconsolidated affiliates	(1,138)	(516)	121%
Segment operating contribution	1,181	591	100%

Other segment (income)	(12)	(210)	(94)%
Segment contribution	$1,193	$801	49%
Segment contribution was $1.2 million, an increase of $0.4 million from the prior-year quarter primarily due to the increase in equity income for our unconsolidated affiliates.
Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,		Percentage Change
(in thousands)	2021	2020

Segment contribution	$42,151	$26,504	59%
Corporate expenses (income):
General and administrative	15,545	12,510	24%
Depreciation and amortization	2,924	2,976	(2)%
Gain on sale or disposal of assets and other	—	52	(100)%
Interest expense	2,431	5,455	(55)%
Interest income	(122)	(57)	114%
Other expense	26	66	(61)%
Income before income taxes	21,347	5,502	288%
Income tax expense	5,626	1,203	368%
Net income	$15,721	$4,299	266%
Segment contribution increased $15.6 million or 59% over the prior year quarter primarily due to the improved operating results of all three segments above.
General and administrative expenses increased $3.0 million, or 24% primarily driven by the timing of fiscal year 2021 expenses.
Interest expense decreased $3.0 million primarily driven by the ASU 2020-06 accounting policy change which no longer requires debt discount be included on our balance sheet effective October 1, 2021. The policy change eliminates the non-cash interest amortization of that debt discount. See Note 1 to the consolidated financials for further discussion of this recently adopted accounting policy.

Income tax expense increased $4.4 million primarily due to an increase in income before income taxes of $15.8 million this quarter compared to the prior year same quarter.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations. See Annual Report on Form 10-K for the year ended September 30, 2021 Note 11: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
Liquidity and Capital Resources
We currently believe that, based on available capital resources and projected operating cash flow, we have adequate capital resources to fund working capital needs, currently anticipated capital expenditures, currently anticipated business growth and expansion, tax payments, and current and projected debt service requirements.
Cash and Cash Equivalents
Our cash and equivalents balance was $233.3 million at December 31, 2021 compared to $253.7 million at September 30, 2021. At December 31, 2021, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Three Months Ended December 31,		Percentage Change
(in thousands)	2021	2020

Cash flows provided by (used in) operating activities	$9,018	$(4,513)	(300)%
Cash flows used in investing activities	(30,603)	(15,062)	103%
Cash flows used in financing activities	(792)	(783)	(1)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	719	6,266	89%
Net decrease in cash, cash equivalents and restricted cash	$(21,658)	$(14,092)	54%

The increase in cash flows provided by operating activities year-over-year was primarily due to a $11.4 million increase in net income.
The $15.5 million increase in cash flows used in investing activities year-over-year was primarily due to $16.5 million in outgoing cash flows used to fund investments and an increase of $5.1 million in net pawn lending, offset by an $11.3 million increase in the sale of forfeited collateral. Of the $16.5 million used to fund investments, $15.0 million was invested in Founders, as discussed in Note 6 in Part I, Item 1: Notes to Interim Condensed Consolidated Financial Statements.
The net effect of these changes was a $56.5 million decrease in cash on hand during the current year, resulting in a $242.0 million ending cash and restricted cash balance.
Sources and Uses of Cash
In December 2019, our Board of Directors authorized a stock repurchase program that will allow us to repurchase up to $60 million of our Class A Non-voting Common Stock over three years. On March 20, 2020, we suspended the repurchase of shares under the program in order to preserve current liquidity given the uncertainty of the impact of the COVID-19 pandemic to our operations. As of December 31, 2021, we had repurchased and retired 943,149 shares of our Class A Common Stock for $5.2 million. The resumption of our stock repurchase program and the amount and timing of purchases will be dependent on a variety of factors, such as the return to normal business conditions, stock price, trading volume, general market conditions, legal and regulatory requirements, cash flow levels, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. During the three months ended December 31, 2021, there were no stock repurchases.
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
Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2021, we reported that we had $602.6 million in total contractual obligations as of September 30, 2021. There have been no material changes to this total obligation since September 30, 2021, other than changes as the result of adoption of accounting standards as further discussed in Note 1 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2021, these collectively amounted to $25.5 million.
Recently Adopted Accounting Policies and Recently Issued Accounting Pronouncements
In August 2020, the FASB issued its Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Additionally, ASU 2020-06 eliminates beneficial conversion feature and cash conversion models resulting in more convertible instruments being accounted for as a single unit. We early adopted this standard on October 1, 2021 under the modified retrospective basis. The effect of eliminating our debt discount on the 2024 and 2025 Convertible Notes will decrease non-cash interest expense amortization on our Condensed Consolidated Statement of Operations, and the reduction of interest expense will affect our basic earnings per common share. When calculating net income per share of common stock attributable to common shareholders, the Company uses the if-converted method as required under ASU 2020-06 to determine the dilutive effect of the Convertible Notes. The Company did not incur any impact to liquidity or cash flows with recently adopted accounting policy.
Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like "may," "should," "could," "will," "predict," "anticipate," "believe," "estimate," "expect," "intend," "plan," "projection" and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2021 and "Part II, Item 1A — Risk Factors" of this Report.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended September 30, 2021. With the exception of the impacts of COVID-19, which are discussed elsewhere in this Report, there have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2021.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Our principal executive officer and principal financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2021.

ITEM 6. EXHIBITS
The following exhibits are filed with, or incorporated by reference into, this report.

		Incorporated by Reference				Filed Herewith
Exhibit	Description of Exhibit	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
32.1†	Certifications of Principal Executive Officers, pursuant to 18 U.S.C. Section 1350					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data files because the XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					x
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					x
104	Cover Page Interactive Data File in Inline XBRL format (contained in Exhibit 101)
_____________________________

†	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	February 2, 2022	/s/Timothy K. Jugmans
Timothy K. Jugmans, Chief Financial Officer