Form 10-Q
period 2022-03-31
EZCORP INC
filed 2022-05-04
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022 or

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
As of April 30, 2022, 53,685,333 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	March 31, 2022	March 31, 2021	September 30, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$254,964	$335,638	$253,667
Restricted cash	8,713	8,006	9,957
Pawn loans	173,618	125,268	175,901
Pawn service charges receivable, net	28,319	20,842	29,337
Inventory, net	119,890	86,214	110,989
Prepaid expenses and other current assets	27,267	30,676	31,010
Total current assets	612,771	606,644	610,861
Investments in unconsolidated affiliates	42,002	34,961	37,724
Other investments	18,000	—	—
Property and equipment, net	50,874	51,836	53,811
Right-of-use asset, net	204,343	170,479	200,990
Goodwill	286,214	258,199	285,758
Intangible assets, net	62,145	58,125	62,104
Notes receivable, net	1,198	1,164	1,181
Deferred tax asset, net	15,908	9,693	9,746
Other assets	6,541	5,152	4,736
Total assets	$1,299,996	$1,196,253	$1,266,911

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$69,695	$69,019	$90,268
Customer layaway deposits	15,046	11,401	12,557
Lease liability	52,446	41,060	52,263
Total current liabilities	137,187	121,480	155,088
Long-term debt, net	312,168	257,143	264,186
Deferred tax liability, net	179	167	3,684
Lease liability	163,506	138,622	161,330
Other long-term liabilities	11,940	9,597	10,385
Total liabilities	624,980	527,009	594,673
Commitments and Contingencies (Note 10)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $0.01 per share; shares authorized: 100 million; issued and outstanding: 53,685,333 as of March 31, 2022; 52,873,568 as of March 31, 2021; and 53,086,438 as of September 30, 2021	537	528	530
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	341,913	399,439	403,312
Retained earnings	384,246	327,798	326,781
Accumulated other comprehensive loss	(51,710)	(58,551)	(58,415)
Total stockholders' equity	675,016	669,244	672,238
Total liabilities and stockholders' equity	$1,299,996	$1,196,253	$1,266,911

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amount)	2022	2021	2022	2021

Revenues:
Merchandise sales	$133,556	$115,225	$271,276	$223,008
Jewelry scrapping sales	5,690	6,075	12,634	12,834
Pawn service charges	76,683	63,436	152,708	126,925
Other revenues, net	53	203	358	307
Total revenues	215,982	184,939	436,976	363,074
Merchandise cost of goods sold	82,246	65,790	165,357	130,333
Jewelry scrapping cost of goods sold	4,808	5,401	10,580	10,603
Net revenues	128,928	113,748	261,039	222,138
Operating expenses:
Store expenses	85,743	81,149	172,514	160,458
General and administrative	12,227	13,771	27,772	26,281
Depreciation and amortization	7,450	8,089	15,024	15,661
(Gain) loss on sale or disposal of assets and other	(697)	112	(692)	90
Total operating expenses	104,723	103,121	214,618	202,490
Operating income	24,205	10,627	46,421	19,648
Interest expense	2,527	5,518	4,958	10,973
Interest income	(255)	(585)	(559)	(1,406)
Equity in net loss (income) of unconsolidated affiliates	1,439	(1,250)	301	(1,766)
Other expense (income)	371	145	251	(454)
Income before income taxes	20,123	6,799	41,470	12,301
Income tax expense	5,236	1,469	10,862	2,672
Net income	$14,887	$5,330	$30,608	$9,629

Basic earnings per share	$0.26	$0.10	$0.54	$0.17
Diluted earnings per share	$0.20	$0.10	$0.42	$0.17

Weighted-average basic shares outstanding	56,561	55,661	56,370	55,509
Weighted-average diluted shares outstanding	82,407	55,665	82,270	55,511
See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021

Net income	$14,887	$5,330	$30,608	$9,629
Other comprehensive income:
Foreign currency translation adjustment, net of tax	3,666	(1,760)	6,705	9,517
Comprehensive income	$18,553	$3,570	$37,313	$19,146
See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited except for balances as of September 30, 2021 and September 30, 2020)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2021	56,057	$560	$403,312	$326,781	$(58,415)	$672,238
Stock compensation	—	—	1,698	—	—	1,698
Release of restricted stock	257	3	—	—	—	3
Taxes paid related to net share settlement of equity awards	—	—	(792)	—	—	(792)
Cumulative effect of adoption of ASU 2020-06 (Note 1)	—	—	(64,263)	26,857	—	(37,406)
Foreign currency translation gain	—	—	—	—	3,039	3,039
Net income	—	—	—	15,721	—	15,721
Balances as of December 31, 2021	56,314	$563	$339,955	$369,359	$(55,376)	$654,501
Stock compensation	—	—	460	—	—	460
Transfer of consideration for other investment	213	2	1,498	—	—	1,500
Release of restricted stock	129	2	—	—	—	2
Foreign currency translation gain	—	—	—	—	3,666	3,666
Net income	—	—	—	14,887	—	14,887
Balances as of March 31, 2022	56,656	$567	$341,913	$384,246	$(51,710)	$675,016

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2020	55,303	$551	$398,475	$318,169	$(68,068)	$649,127
Stock compensation	—	—	524	—	—	524
Release of restricted stock	296	5	—	—	—	5
Taxes paid related to net share settlement of equity awards	—	—	(730)	—	—	(730)
Foreign currency translation gain	—	—	—	—	11,277	11,277
Net income	—	—	—	4,299	—	4,299
Balances as of December 31, 2020	55,599	$556	$398,269	$322,468	$(56,791)	$664,502
Stock compensation	—	—	1,094	—	—	1,094
Transfer of consideration for prior period acquisition	33	—	185	—	—	185
Release of restricted stock	212	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(109)	—	—	(109)
Foreign currency translation loss	—	—	—	—	(1,760)	(1,760)
Net Income	—	—	—	5,330	—	5,330
Balances as of March 31, 2021	55,844	$558	$399,439	$327,798	$(58,551)	$669,244

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
(in thousands)	2022	2021

Operating activities:
Net income	$30,608	$9,629
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,024	15,661
Amortization of debt discount and deferred financing costs	698	6,754
Amortization of lease right-of-use asset	25,746	23,835
Deferred income taxes	212	(1,119)
Other adjustments	(708)	(250)
Provision for inventory reserve	(1,780)	(5,265)
Stock compensation expense	2,158	1,618
Equity in net loss (income) of unconsolidated affiliates	301	(1,766)
Changes in operating assets and liabilities:
Service charges and fees receivable	687	(106)
Inventory	(2,779)	6,481
Prepaid expenses, other current assets and other assets	88	3,874
Accounts payable, accrued expenses and other liabilities	(50,258)	(43,436)
Customer layaway deposits	2,342	238
Income taxes	6,576	2,573
Dividends from unconsolidated affiliates	1,660	—
Net cash provided by operating activities	30,575	18,721
Investing activities:
Loans made	(329,459)	(269,468)
Loans repaid	199,836	177,888
Recovery of pawn loan principal through sale of forfeited collateral	129,311	109,019
Capital expenditures, net	(10,498)	(8,359)
Issuance of note receivable	(1,000)	—
Investment in unconsolidated affiliates	(3,577)	—
Investment in other investments	(16,500)	—
Net cash (used in) provided by investing activities	(31,887)	9,080
Financing activities:
Taxes paid related to net share settlement of equity awards	(792)	(839)
Payments on assumed debt and other borrowings	—	(871)
Net cash used in financing activities	(792)	(1,710)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	2,157	5,000
Net increase in cash, cash equivalents and restricted cash	53	31,091
Cash, cash equivalents and restricted cash at beginning of period	263,624	312,553
Cash, cash equivalents and restricted cash at end of period	$263,677	$343,644

Supplemental disclosure of cash flow information
Cash and cash equivalents	$254,964	$335,638
Restricted cash	8,713	8,006
Total cash and cash equivalents and restricted cash	$263,677	$343,644

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$134,562	$99,285
Transfer of consideration for other investment	1,500	—
See accompanying notes to unaudited interim condensed consolidated financial statements

Notes to Interim Condensed Consolidated Financial Statements
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
EZCORP, Inc. (collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”) is a leading provider of pawn loans in the United States ("U.S.") and Latin America. Pawn loans are non-recourse loans collateralized by tangible property. We also sell merchandise, primarily collateral forfeited from pawn lending operations and pre-owned merchandise purchased from customers.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended September 30, 2021, filed with the Securities and Exchange Commission ("SEC") on November 17, 2021 (“2021 Annual Report”).
In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Financial results for the three and six-month period ended March 31, 2022, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2022.
Our business is subject to seasonal variations, and operating results for the three and six months ended March 31, 2022 and 2021 (the "current quarter" and "prior-year quarter," respectively) are not necessarily indicative of the results of operations for the full fiscal year. There have been no changes that have had a material impact in significant accounting policies as described in our Annual Report on Form 10-K for the year ended September 30, 2021 except for as disclosed below related to the adoption of Accounting Standards Update ("ASU") 2020-06.
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

Impact of COVID-19
The COVID-19 pandemic continues to affect the U.S. and global economies, as disclosed in our 2021 Annual Report on Form 10-K. The full extent and duration of the COVID-19 impact on the global economy generally, and on our business specifically, is currently unknown. The impact of the pandemic, and the recovery therefrom, continued to adversely affect net revenues and earnings into fiscal 2021. During the latter part of fiscal 2021, we saw pawn transaction activity continue to rebuild, driving pawn loans outstanding ("PLO") balances closer to pre-pandemic levels, which will drive accelerating pawn service charges ("PSC") revenue in the coming quarters given the natural lag between pawn originations and related fees. We continue to assess what type of impact various COVID-19 variants may have to our business net revenues and operating expenses in fiscal year 2022. A prolonged pandemic and recovery may have an adverse effect on our results of operations, financial position and cash flows. Our estimates, judgments and assumptions related to COVID-19 could ultimately differ over time.

Recently Adopted Accounting Policies
In August 2020, the Financial Accounting Standards Board ("FASB") issued its ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Additionally, ASU 2020-06 eliminates beneficial conversion feature and cash conversion models resulting in more convertible instruments being accounted for as a single unit. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We early adopted this standard on October 1, 2021 under the modified retrospective basis.
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
The impact of adoption on our condensed consolidated statements of operations for the three and six months ended March 31, 2022 was primarily to decrease interest expense by $3.4 million and $6.8 million, respectively. This had the effect of increasing our basic earnings per share for the three and six months ended March 31, 2022 by $0.05 and $0.09, and decreasing our diluted earnings per common share for the three and six months ended March 31, 2022 by $0.01 and $0.03, respectively. Additionally, adoption of the standard requires interest charges on the convertible debt to be added to net income as well as the use of the “if-converted” method to calculate diluted earnings per common share. Refer to Note 4: Earnings Per Share for a discussion of the effect of the convertible notes on diluted earnings per common share.
Recently Issued Accounting Pronouncements
We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on our Condensed Consolidated Financial Statements.
NOTE 2: ACQUISITIONS
On June 8, 2021, we completed the acquisition of 100% of the common shares of PLO del Bajio S. de R.L. de C.V. (“Bajio”) and gained control of the entity, further expanding our geographic footprint within Mexico with the addition of 128 pawn stores. These stores operate under the name "Cash Apoyo Efectivo" and are located principally in the Mexico City metropolitan area.
At the time of acquisition, the total consideration for Bajio was $23.6 million, consisting of $17.4 million of cash, and 212,870 shares of our Class A Non-Voting Common Stock valued at $1.6 million. In addition, the sellers are entitled to additional payments of up to $4.6 million to be paid in two payments over the next two years, contingent on the growth of the loan portfolios of the acquired stores. Up to 50% of any future contingent payments can be made in shares of our Class A Non-Voting Common Stock at our discretion. The value of the contingent consideration was included in the total consideration as the metrics were considered achievable on the date of acquisition. Cash paid at closing was $11.6 million and an additional $3.8 million was paid during the fourth quarter of 2021.
During the first quarter of 2022, both parties completed the formal working capital reconciliation stipulated within the purchase agreement. As part of the working capital reconciliation, the Company and the seller agreed to reduce the purchase price, which was held in restricted cash as of September 30, 2021, by $1.3 million. As the working capital adjustment was recorded as of September 30, 2021, this reduction to the purchase price is a measurement period adjustment, and resulted in a $1.3 million reduction to goodwill during the period ended December 31, 2021. This reduced the total consideration for Bajio to $22.3 million. As the future payments decreased, we released $1.3 million of the previously held $2.0 million in restricted cash to our unrestricted cash. Of the remaining $0.7 million in restricted cash, $0.3 million is expected to be paid prior to June 30, 2022, and $0.4 million is expected to be paid on or around the fifth anniversary of the date of acquisition. During the second quarter of 2022, we obtained new information about the seller's calculation of pawn service charges receivable balance as of the date of acquisition, which resulted in a $0.6 million measurement period adjustment to reduce pawn service charges receivable and increase goodwill.
The assets acquired and liabilities assumed are based upon the estimated fair values at the date of acquisition. The excess purchase price over the estimated fair market value of the new assets acquired has been recorded as goodwill.
The purchase price allocation is as follows, in thousands:

Cash and cash equivalents	$308
Pawn loans	4,619
Pawn service charges receivable	691
Inventory	1,319
Property and equipment	2,025
Right-of-use assets	10,651
Goodwill	25,422
Intangible assets	3,965
Deferred tax asset, net	381
Other assets	746
Accounts payable, accrued expenses and other liabilities	(2,290)
Debt	(14,931)
Lease liabilities	(10,651)
Total consideration	$22,255
Intangible assets acquired consist of indefinite-lived trade names.
NOTE 3: GOODWILL
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

	Six Months Ended March 31, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2021	$244,471	$41,287	$285,758
Measurement period adjustments	—	(678)	(678)
Effect of foreign currency translation changes	—	1,134	1,134
Balances as of March 31, 2022	$244,471	$41,743	$286,214

	Six Months Ended March 31, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2020	$241,928	$15,654	$257,582
Effect of foreign currency translation changes	—	617	617
Balances as of March 31, 2021	$241,928	$16,271	$258,199

NOTE 4: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2022	2021	2022	2021

Basic earnings per common share:
Net income - basic	$14,887	$5,330	$30,608	$9,629
Weighted shares outstanding - basic	56,561	55,661	56,370	55,509
Basic earnings per common share	$0.26	$0.10	$0.54	$0.17

Diluted earnings per common share:
Net income - basic	$14,887	$5,330	$30,608	$9,629
Add: Convertible Notes interest expense, net of tax	1,846	—	3,730	—
Net income - diluted	$16,733	$5,330	$34,338	$9,629
Weighted shares outstanding - basic	56,561	55,661	56,370	55,509
Effect of dilution from equity-based compensation awards*	622	4	676	2
Effect of dilution from if-converted Convertible Notes**	25,224	—	25,224	—
Weighted shares outstanding - diluted	82,407	55,665	82,270	55,511
Diluted earnings per common share	$0.20	$0.10	$0.42	$0.17

Potential common shares excluded from the calculation of diluted earnings per share above:
Restricted stock***	1,756	964	1,847	831
*    Includes time-based share-based awards and performance based awards for which targets for fiscal year tranches have been achieved and vesting is subject only to achievement of service conditions.
**    See Note 8: Debt for conversion price and initial conversion rate of the 2024 Convertible Notes and 2025 Convertible Notes.
***    Includes antidilutive share-based awards as well as performance-based share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.
As a result of our adoption of ASU 2020-06 on October 1, 2021, the dilutive impact of the Convertible Notes for our calculation of diluted net income per share is considered using the if-converted method. During the three months and six months ended March 31, 2022, we increased net income by $1.8 million and $3.7 million respectively to arrive at the numerator used to calculate diluted earnings per common share, which represents interest expense recognized on the convertible notes that were subject to this change in methodology. For periods prior to our October 1, 2021 adoption of ASU 2020-06, we applied the treasury stock method to account for the dilutive impact of the 2024 and 2025 Convertible Notes for diluted earnings per share purposes.
NOTE 5: LEASES
We determine if a contract contains a lease at inception. Our lease portfolio consists primarily of operating leases for pawn store locations and corporate offices with lease terms ranging from three to ten years.
The information below provides a summary of our leasing activities. See Note 12: Leases in our 2021 Annual Report for additional information about our leasing activities. The table below presents balances of our operating leases:

(in thousands)	March 31, 2022	March 31, 2021	September 30, 2021

Right-of-use asset	$204,343	$170,479	$200,990

Lease liability, current	$52,446	$41,060	$52,263
Lease liability, non-current	163,506	138,622	161,330
Total lease liability	$215,952	$179,682	$213,593

The table below provides the composition of our lease costs:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021

Operating lease expense*	$16,789	$14,616	$33,151	$29,815
Variable lease expense	3,834	2,064	7,376	4,243
Total lease expense	$20,623	$16,680	$40,527	$34,058
* Includes a reduction for sublease rental income.

Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in "Store" and "General and Administrative" expense, based on the underlying lease use.
Other supplemental information includes the following for our operating leases:

	Six Months Ended March 31,
	2022	2021

Weighted-average remaining contractual lease term (years)	5.00	5.07
Weighted-average incremental borrowing rate	8.27%	7.88%

Maturities of lease liabilities as of March 31, 2022 were as follows (in thousands):

Remaining 2022	$34,749
Fiscal 2023	62,161
Fiscal 2024	49,882
Fiscal 2025	39,081
Fiscal 2026	29,380
Thereafter	47,828
Total lease payments	$263,081
Less: Portion representing interest	47,129
Present value of operating lease liabilities	$215,952
Less: Current portion	52,446
Non-current portion	$163,506

We recorded $28.1 million and $6.6 million in non-cash additions to our right of use assets and lease liabilities for the six months ended March 31, 2022 and March 31, 2021, respectively.

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
On March 10, 2022, we purchased an additional 5.5 million shares of Cash Converters for $1.0 million. This purchase increased our total ownership in Cash Converters to 242,239,157 shares, representing a 38.60% ownership interest.
On April 5, 2022 (subsequent to the end of the quarter), we acquired an additional 13 million shares for $2.5 million, bringing our total ownership to 255,239,157 shares, representing an ownership interest of 40.67%. Additionally, on April 14, 2022, we received a cash dividend of $1.8 million from Cash Converters. See Note 13: Subsequent Events.
The following tables present summary financial information for Cash Converters most recently reported results at December 31, 2021 after translation to U.S. dollars:

	December 31,
(in thousands)	2021	2020

Current assets	$162,558	$170,412
Non-current assets	185,780	189,810
Total assets	$348,338	$360,222

Current liabilities	$59,701	$59,962
Non-current liabilities	59,915	58,368
Shareholders’ equity	228,722	241,892
Total liabilities and shareholders’ equity	$348,338	$360,222

	Half-Year Ended December 31,
(in thousands)	2021	2020

Gross revenues	$84,185	$71,153
Gross profit	55,280	51,231
Net profit (loss)	1	5,561
See Note 7: Fair Value Measurements for the fair value and carrying value of our investment in Cash Converters.
Founders One, LLC
In October 2021, we invested $15.0 million in exchange for a non-redeemable voting participating preferred equity interest in Founders One, LLC (“Founders”), a newly-formed entity with one other member. Founders used that $15.0 million to acquire an equity interest in Simple Management Group, Inc. (“SMG”), which owns and operates more than 20 pawn stores principally in the Caribbean region, with plans to build and acquire more stores in that region. The investment in Founders is a variable interest entity, but because the Company is not the primary beneficiary, we do not consolidate it. Further, as we are not the appointed manager, we do not have the ability to direct the activities of the investment entity that most significantly impact its economic performance. Consequently, our investment in Founders is accounted for utilizing the measurement alternative within ASC 321, Investments — Equity Securities. Our $15.0 million carrying value of the investment is included in “Other Investments” in our consolidated balance sheets. Our maximum exposure for losses in this investment is its contributed investment of $15.0 million.
See Note 7: Fair Value Measurements for the fair value and carrying value of our investment in Founders.
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

	Carrying Value	Estimated Fair Value
	March 31, 2022	March 31, 2022	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,198	$1,198	$—	$—	$1,198
Investments in unconsolidated affiliates	42,002	51,502	44,529	—	6,973
Other investments	18,000	18,000	—	—	18,000
Financial liabilities:
2024 Convertible Notes	$142,248	$141,594	$—	$141,594	$—
2025 Convertible Notes	169,920	153,525	—	153,525	—

	Carrying Value	Estimated Fair Value
	March 31, 2021	March 31, 2021	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,164	$1,164	$—	$—	$1,164
Investments in unconsolidated affiliates	34,961	45,581	37,984	—	7,597
Financial liabilities:
2024 Convertible Notes	$120,307	$132,609	$—	$132,609	$—
2025 Convertible Notes	136,836	143,175	—	143,175	—

	Carrying Value	Estimated Fair Value
	September 30, 2021	September 30, 2021	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,181	$1,181	$—	$—	$1,181
Investments in unconsolidated affiliates	37,724	48,954	41,638	—	7,316
Financial liabilities:
2024 Convertible Notes	$123,543	$153,281	$—	$153,281	$—
2025 Convertible Notes	140,643	155,250	—	155,250	—
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
Included in “Accounts payable, accrued expenses and other current liabilities“ in our Consolidated Balance Sheets as of March 31, 2022 is $4.6 million which represents the fair value of acquisition-related contingent consideration as discussed in Note 2: Acquisitions. The key assumptions used to determine the fair value of acquisition-related contingent consideration are estimated by management, not observable in the market and, therefore considered Level 3 inputs within the fair value hierarchy.
In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024. The fair value of the note approximated its carrying value as of March 31, 2022.
We use the equity method of accounting to account for our ownership interest in Cash Converters. The inputs used to generate the fair value of the investment in Cash Converters were considered Level 1 inputs. These inputs consist of (a) the quoted stock price on the Australian Stock Exchange multiplied by (b) the number of shares we owned multiplied by (c) the applicable foreign currency exchange rate as of the end of our reporting period. We included no control premium for owning a large percentage of outstanding shares.
We use the equity method of accounting to account for our 13.14% ownership in Rich Data Corporation ("RDC"), a previously consolidated variable interest entity for which we no longer have the power to direct the activities that most significantly affect its economic performance. We believe its fair value approximated carrying value although such fair value is highly variable and includes significant unobservable inputs.
Of the $18.0 million included in the table above, $15.0 million is related the investment in Founders. We believe the investment's fair value approximated it's carrying value although such fair value is highly variable and includes significant unobservable inputs.
We measured the fair value of the 2024 and 2025 Convertible Notes using quoted price inputs. The notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.
In September 2020, we received the final payment from AlphaCredit on the notes receivable related to the sale of Grupo Finmart and recorded the amount under “Restricted cash” in our consolidated balance sheet as of March 31, 2022. In August 2019, AlphaCredit notified us of an indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined.
NOTE 8: DEBT
The Company adopted ASU 2020-06 on October 1, 2021. See Note 1: Organization And Summary Of Significant Accounting Policies for further discussion of this recently adopted accounting policy.
The following table presents the Company's debt instruments outstanding:

	March 31, 2022			March 31, 2021			September 30, 2021
(in thousands)	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

2024 Convertible Notes	$143,750	$(1,502)	$142,248	$143,750	$(23,443)	$120,307	$143,750	$(20,207)	$123,543
2025 Convertible Notes	172,500	(2,580)	169,920	172,500	(35,664)	136,836	172,500	(31,857)	140,643
Total long-term debt	$316,250	$(4,082)	$312,168	$316,250	$(59,107)	$257,143	$316,250	$(52,064)	$264,186
The following table presents the Company's contractual maturities related to the debt instruments as of March 31, 2022:

	Schedule of Contractual Maturities
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

2024 Convertible Notes	$143,750	$—	$143,750	$—	$—
2025 Convertible Notes	172,500	—	—	172,500	—
	$316,250	$—	$143,750	$172,500	$—

The following table presents the Company's interest expense related to the Convertible Notes for the three and six months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2022	2021	2022	2021

2024 Convertible Notes:
Contractual interest expense	$1,033	$1,033	$2,066	$2,066
Amortization of deferred financing costs	142	111	309	223
Amortization of debt discount	—	1,461	—	2,891
Total interest expense	$1,175	$2,605	$2,375	$5,180

2025 Convertible Notes:
Contractual interest expense	$1,024	$1,024	$2,048	$2,048
Amortization of deferred financing costs	182	141	389	281
Amortization of debt discount	—	1,712	—	3,391
Total interest expense	$1,206	$2,877	$2,437	$5,720
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
The effective interest rate for the three and six months months ended March 31, 2022 was approximately 3.35%. As of March 31, 2022, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2024 Maturity Date assuming no early conversion.
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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of March 31, 2022. As of March 31, 2022, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.

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

The effective interest rate for the three and six months months ended March 31, 2022 was approximately 2.88% for the 2025 Convertible Notes. As of March 31, 2022, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2025 Maturity Date assuming no early conversion.

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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of March 31, 2022. As of March 31, 2022, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
NOTE 9: COMMON STOCK AND STOCK COMPENSATION
Share Repurchase Program
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
On May 3, 2022, the Board approved a new share repurchase program, which will replace the previous program that was suspended in March 2020. Note 13: Subsequent Events.

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
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2021	2,218,777	$4.86
Granted	1,362,750	7.37
Released (a)	(486,627)	4.77
Cancelled	(711,844)	6.47
Outstanding as of March 31, 2022	2,383,056	$6.30
(a) 101,103 shares were withheld to satisfy related income tax withholding.
NOTE 10: CONTINGENCIES
Currently, and from time to time, we are involved in various claims, disputes, lawsuits, investigations, and legal and regulatory proceedings, including the matter described below. We accrue for contingencies if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies requires judgments and is highly subjective about future events, and the amount of resulting loss may differ from these estimates. Except as noted below, we do not believe the resolution of any particular matter will have a material adverse effect on our financial condition, results of operations or liquidity.
On October 14, 2021, Andrew Kowlessar filed an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida styled Andrew Kowlessar, individually and on behalf of all others similarly situated vs. EZCORP, Inc. d/b/a Value Pawn & Jewelry (Case No. CACE-21-018864). The matter subsequently was amended and removed to the United States District Court of the Southern District of Florida as Andrew Kowlessar, individually and on behalf of all others similarly situated vs. EZPAWN Florida, Inc. d/b/a Value Pawn & Jewelry (Case No. 0:21-cv-62362-RKA). The amended complaint is brought under Section 501.059, Florida Statutes, the Florida Telephone Solicitation Act (“Act”), and alleges certain text messages were sent in violation of the Act. The matter currently involves claims by a single individual, but alleges a class of persons who may have similar claims of violations of the Act and seeks class certification. The parties are conducting discovery and are scheduled to conduct certain pre-trial mediation discussions. We intend to defend vigorously against all claims, whether asserted individually or as a representative of any class. We have not recorded a liability for this matter as of March 31, 2022. An unfavorable resolution could have a material adverse effect on our results of operations for the period in which such resolution is recorded.
NOTE 11: SEGMENT INFORMATION
Our operations are primarily managed on a geographical basis and are comprised of three reportable segments. The factors for determining our reportable segments include the manner in which our chief operating decision maker ("CODM") evaluates performance for purposes of allocating resources and assessing performance.
We currently report our segments as follows:
•U.S. Pawn — all pawn activities in the United States;
•Latin America Pawn — all pawn activities in Mexico and other parts of Latin America; and
•Other Investments — primarily our equity interest in the net results of Cash Converters and RDC along with our investment in Founders.
There are no inter-segment revenues presented below, and the amounts below were determined in accordance with the same accounting principles used in our condensed consolidated financial statements.

The following tables present revenue for each reportable segment, disaggregated revenue within our three reportable segments and Corporate, segment profits and segment contribution.

	Three Months Ended March 31, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$100,064	$33,492	$—	$133,556	$—	$133,556
Jewelry scrapping sales	3,480	2,210	—	5,690	—	5,690
Pawn service charges	58,772	17,911	—	76,683	—	76,683
Other revenues	24	—	29	53	—	53
Total revenues	162,340	53,613	29	215,982	—	215,982
Merchandise cost of goods sold	58,613	23,633	—	82,246	—	82,246
Jewelry scrapping cost of goods sold	2,798	2,010	—	4,808	—	4,808
Net revenues	100,929	27,970	29	128,928	—	128,928
Segment and corporate expenses (income):
Store expenses	64,492	21,251	—	85,743	—	85,743
General and administrative	—	—	—	—	12,227	12,227
Depreciation and amortization	2,625	1,891	—	4,516	2,934	7,450
Gain on sale or disposal of assets and other	—	(9)	—	(9)	(688)	(697)
Interest expense	—	—	—	—	2,527	2,527
Interest income	—	(255)	—	(255)	—	(255)
Equity in net loss of unconsolidated affiliates	—	—	1,439	1,439	—	1,439
Other expense	—	334	8	342	29	371
Segment contribution (loss)	$33,812	$4,758	$(1,418)	$37,152
Income (loss) before income taxes				$37,152	$(17,029)	$20,123

	Three Months Ended March 31, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$93,827	$21,398	$—	$115,225	$—	$115,225
Jewelry scrapping sales	3,581	2,494	—	6,075	—	6,075
Pawn service charges	49,577	13,859	—	63,436	—	63,436
Other revenues	29	—	174	203	—	203
Total revenues	147,014	37,751	174	184,939	—	184,939
Merchandise cost of goods sold	51,812	13,978	—	65,790	—	65,790
Jewelry scrapping cost of goods sold	3,149	2,252	—	5,401	—	5,401
Net revenues	92,053	21,521	174	113,748	—	113,748
Segment and corporate expenses (income):
Store expenses	63,657	17,492	—	81,149	—	81,149
General and administrative	—	—	—	—	13,771	13,771
Depreciation and amortization	2,636	1,793	—	4,429	3,660	8,089
Loss on sale or disposal of assets and other	—	101	—	101	11	112
Interest expense	—	—	—	—	5,518	5,518
Interest income	—	(571)	—	(571)	(14)	(585)
Equity in net income of unconsolidated affiliates	—	—	(1,250)	(1,250)	—	(1,250)
Other expense	—	85	9	94	51	145
Segment contribution	$25,760	$2,621	$1,415	$29,796
Income (loss) before income taxes				$29,796	$(22,997)	$6,799

	Six Months Ended March 31, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$202,142	$69,134	$—	$271,276	$—	$271,276
Jewelry scrapping sales	8,460	4,174	—	12,634	—	12,634
Pawn service charges	115,329	37,379	—	152,708	—	152,708
Other revenues	46	240	72	358	—	358
Total revenues	325,977	110,927	72	436,976	—	436,976
Merchandise cost of goods sold	116,445	48,912	—	165,357	—	165,357
Jewelry scrapping cost of goods sold	6,773	3,807	—	10,580	—	10,580
Net revenues	202,759	58,208	72	261,039	—	261,039
Segment and corporate expenses (income):
Store expenses	129,181	43,333	—	172,514	—	172,514
General and administrative	—	—	—	—	27,772	27,772
Depreciation and amortization	5,295	3,871	—	9,166	5,858	15,024
Gain on sale or disposal of assets and other	—	(4)	—	(4)	(688)	(692)
Interest expense	—	—	—	—	4,958	4,958
Interest income	—	(437)	—	(437)	(122)	(559)
Equity in net loss of unconsolidated affiliates	—	—	301	301	—	301
Other expense (income)	—	200	(4)	196	55	251
Segment contribution (loss)	$68,283	$11,245	$(225)	$79,303
Income (loss) before income taxes				$79,303	$(37,833)	$41,470

	Six Months Ended March 31, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$176,080	$46,928	$—	$223,008	$—	$223,008
Jewelry scrapping sales	7,585	5,249	—	12,834	—	12,834
Pawn service charges	99,797	27,128	—	126,925	—	126,925
Other revenues	51	7	249	307	—	307
Total revenues	283,513	79,312	249	363,074	—	363,074
Merchandise cost of goods sold	99,871	30,462	—	130,333	—	130,333
Jewelry scrapping cost of goods sold	5,993	4,610	—	10,603	—	10,603
Other cost of revenues	—	—		—	—	—
Net revenues	177,649	44,240	249	222,138	—	222,138
Segment and corporate expenses (income):
Store expenses	125,749	34,709	—	160,458	—	160,458
General and administrative	—	—	—	—	26,281	26,281
Depreciation and amortization	5,372	3,653	—	9,025	6,636	15,661
Loss on sale or disposal of assets and other	27	—	—	27	63	90
Interest expense	—	—	—	—	10,973	10,973
Interest income	—	(1,335)	—	(1,335)	(71)	(1,406)
Equity in net income of unconsolidated affiliates	—	—	(1,766)	(1,766)	—	(1,766)
Other (income) expense	—	(370)	(201)	(571)	117	(454)
Segment contribution	$46,501	$7,583	$2,216	$56,300
Income (loss) before income taxes				$56,300	$(43,999)	$12,301

The following table presents separately identified net earning assets by segment:

(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Corporate Items	Total

As of March 31, 2022
Pawn loans	$133,515	$40,103	$—	$—	$173,618
Inventory, net	93,320	26,570	—	—	119,890

As of March 31, 2021
Pawn loans	$95,369	$29,899	$—	$—	125,268
Inventory, net	69,782	16,432	—	—	86,214
NOTE 12: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	March 31, 2022	March 31, 2021	September 30, 2021

Gross pawn service charges receivable	$35,886	$26,607	$37,360
Allowance for uncollectible pawn service charges receivable	(7,567)	(5,765)	(8,023)
Pawn service charges receivable, net	$28,319	$20,842	$29,337

Gross inventory	$123,944	$93,470	$115,300
Inventory reserves	(4,054)	(7,256)	(4,311)
Inventory, net	$119,890	$86,214	$110,989

Prepaid expenses and other	$10,245	$7,881	$5,386
Accounts receivable and other	8,255	8,442	9,322
Income taxes receivable	8,767	14,353	16,302
Prepaid expenses and other current assets	$27,267	$30,676	$31,010

Property and equipment, gross	$293,087	$273,513	$284,867
Accumulated depreciation	(242,213)	(221,677)	(231,056)
Property and equipment, net	$50,874	$51,836	$53,811

Accounts payable	$17,756	$17,957	$22,462
Accrued payroll	8,631	8,867	9,093
Incentive accrual	8,196	6,682	16,868
Other payroll related expenses	7,877	12,187	10,695
Accrued sales and VAT taxes	8,022	9,064	10,936
Accrued income taxes payable	4,346	2,271	3,826
Other current liabilities	14,867	11,991	16,388
Accounts payable, accrued expenses and other current liabilities	$69,695	$69,019	$90,268

NOTE 13: SUBSEQUENT EVENTS
Share Repurchase Program
On May 3, 2022, the Board of Directors approved a new share repurchase program, which will replace the previous program that was suspended in March 2020 at the onset of the COVID-19 pandemic. See Note 9: Share-Based Compensation — Common Stock Repurchase Program. Under the new program, the Company is authorized to repurchase up to $50 million of our Class A Non-Voting common shares over the next three years. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
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
Purchase Additional Shares of Cash Converters
On April 5, 2022, we purchased an additional 13 million shares of Cash Converters for $2.5 million. This purchase increased our total ownership in Cash Converters to 255,239,157 shares, representing an ownership interest of 40.67%. Additionally, in April 2022, we received a cash dividend of $1.8 million from Cash Converters.

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
Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher PSC. The following chart presents sources of net revenues, including PSC, merchandise sales gross profit ("Merchandise sales GP") and jewelry scrapping gross profit ("Jewelry Scrapping GP") for the three and six months ended March 31, 2022 and 2021:
The following chart presents sources of net revenues by geographic disbursement for the three and six months ended March 31, 2022 and 2021:

Business Developments
COVID-19
The COVID-19 pandemic continues to affect the U.S. and global economies, as disclosed in our 2021 Annual Report on Form 10-K. The full extent and duration of the COVID-19 impact on the global economy generally, and on our business specifically, is currently unknown. The impact of the pandemic, and the recovery therefrom, continued to adversely effect net revenues and earnings into fiscal 2021. During the latter part of fiscal 2021, we saw pawn transaction activity continue to rebuild, driving PLO balances closer to pre-pandemic levels, which will drive accelerating PSC revenue in the coming quarters given the natural lag between pawn originations and related fees. We continue to assess what type of impact various COVID-19 variants may have to our business net revenues and operating expenses in fiscal year 2022. A prolonged pandemic and recovery may have an adverse effect on our results of operations, financial position and liquidity in future periods.
Share Repurchase Program
On May 3, 2022, the Company's Board of Directors approved a new share repurchase program, which will replace the previous program that was suspended in March 2020. Under the new program, the Company is authorized to repurchase up to $50 million of its outstanding Class A Non-Voting common share over the next three years. "Liquidity and Capital Resources — Sources and Uses of Cash" below.
Investments in Unconsolidated Entities
On March 10, 2022, we purchased an additional 5.5 million shares of Cash Converters for $1.0 million. This purchase increased our total ownership in Cash Converters to 242,239,157 shares, representing a 38.60% ownership interest. On April 5, 2022, we acquired an additional 13 million shares for $2.5 million, bringing our total ownership to 255,239,157 shares, representing an ownership interest of 40.67%. Additionally, on April 14, 2022, we received a cash dividend of $1.8 million from Cash Converters.
Executive Management Changes
On March 3, 2022, Lachlan P. Given was appointed Chief Executive Officer (principal executive officer) and John Blair Powell, Jr. was appointed Chief Operating Officer (principal operating officer). Mr. Given and Mr. Powell had been serving as Co-Interim Chief Executive Officers (co-principal executive officers) since January 12, 2022. A description of Mr. Given's and Mr. Powell's respective backgrounds and experiences can be found in "Part III, Item 10 — Directors, Officers and Corporate Governance — Executive Officers" of the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 2021.
Results of Operations
Non-GAAP Constant Currency and Same Store Financial Information
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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and six months ended March 31, 2022 and March 31, 2021 were as follows:

	March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2022	2021	2022	2021	2022	2021

Mexican peso	19.9	20.5	20.5	20.3	20.6	20.4
Guatemalan quetzal	7.5	7.6	7.5	7.6	7.5	7.6
Honduran lempira	24.1	23.7	24.2	23.8	24.0	23.9
Peruvian sol	3.7	3.7	3.8	3.6	3.9	3.6

Operating Results
Segments
We manage our business and report our financial results in three reportable segments;
•U.S. Pawn — Represents all pawn activities in the United States;
•Latin America Pawn — Represents all pawn activities in Mexico and other parts of Latin America; and
•Other Investments — Represents our equity interest in the net income of Cash Converters International and Rich Data Corporation, along with our investment in Founders.
Store Count by Segment

	Three Months Ended March 31, 2022
	U.S. Pawn	Latin America Pawn	Consolidated

As of December 31, 2021	516	633	1,149
New locations opened	—	3	3
As of March 31, 2022	516	636	1,152

	Three Months Ended March 31, 2021
	U.S. Pawn	Latin America Pawn	Consolidated

As of December 31, 2020	505	500	1,005
New locations opened	—	6	6
As of March 31, 2021	505	506	1,011

	Six Months Ended March 31, 2022
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2021	516	632	1,148
New locations opened	—	4	4
As of March 31, 2022	516	636	1,152

	Six Months Ended March 31, 2021
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2020	505	500	1,005
New locations opened	—	6	6
As of March 31, 2021	505	506	1,011

Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
These tables, as well as the discussion that follows, should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021

Net revenues:
Pawn service charges	$58,772	$49,577	19%

Merchandise sales	100,064	93,827	7%
Merchandise sales gross profit	41,451	42,015	(1)%
Gross margin on merchandise sales	41%	45%	(400)bps

Jewelry scrapping sales	3,480	3,581	(3)%
Jewelry scrapping sales gross profit	682	432	58%
Gross margin on jewelry scrapping sales	20%	12%	800bps

Other revenues	24	29	(17)%
Net revenues	100,929	92,053	10%

Segment operating expenses:
Store expenses	64,492	63,657	1%
Depreciation and amortization	2,625	2,636	—%
Segment contribution	$33,812	$25,760	31%

Other data:
Net earning assets (a)	$226,835	$165,151	37%
Inventory turnover	2.6	2.9	(10)%
Average monthly ending pawn loan balance per store (b)	$270	$214	26%
Monthly average yield on pawn loans outstanding	14%	15%	(100)bps
Pawn loan redemption rate	85%	87%	(200)bps

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

PLO increased 40% to $133.5 million due to increased loan demand reflecting a recovery towards pre-COVID levels.
Pawn service charges increased 19% as a result of higher average PLO for the quarter.
Merchandise sales increased 7% due to our improved retail strategy. This increase was offset by a 1% decrease in merchandise sales gross profit to $41.5 million, as well as a 400 bps decrease in merchandise sales gross profit margin, reflecting a return to more normalized margins.
Store expenses increased 1% primarily due to increased store count.
Segment contribution increased $8.1 million or 31%, due to the changes in net revenues and store expenses described above.

Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Constant Currency and Same Store Financial Information."

	Three Months Ended March 31,
(in thousands)	2022 (GAAP)	2021 (GAAP)	Change (GAAP)	2022 (Constant Currency)	Change (Constant Currency)

Net revenues:
Pawn service charges	$17,911	$13,859	29%	$17,985	30%

Merchandise sales	33,492	21,398	57%	33,695	57%
Merchandise sales gross profit	9,859	7,420	33%	9,920	34%
Gross margin on merchandise sales	29%	35%	(600)bps	29%	(600)bps

Jewelry scrapping sales	2,210	2,494	(11)%	2,215	(11)%
Jewelry scrapping sales gross profit	200	242	(17)%	202	(17)%
Gross margin on jewelry scrapping sales	9%	10%	(100)bps	9%	(100)bps

Net revenues	27,970	21,521	30%	28,107	31%

Segment operating expenses:
Store expenses	21,251	17,492	21%	21,398	22%
Depreciation and amortization	1,891	1,793	5%	1,902	6%
Segment operating contribution	4,828	2,236	116%	4,807	115%

Other segment expense (income)	70	(385)	(118)%	(66)	(83)%
Segment contribution	$4,758	$2,621	82%	$4,873	86%

Other data:
Net earning assets (a)	$66,673	$46,331	44%	$65,087	40%
Inventory turnover	3.8	4.0	(5)%	3.8	(5)%
Average monthly ending pawn loan balance per store (b)	60	$56	7%	60	7%
Monthly average yield on pawn loans outstanding	16%	17%	(100)bps	16%	(100)bps
Pawn loan redemption rate (c)	82%	82%	—bps	82%	—bps

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(c)	Rate is solely inclusive of results from Mexico Pawn.

	2022 Change (GAAP)	2022 Change (Constant Currency)
Same Store data:
PLO	15%	13%
PSC	17%	17%
Merchandise Sales	31%	31%
Merchandise Sales Gross Profit	12%	13%
Store Expenses	(1)%	(1)%
In the current quarter, we opened three de novo stores, bringing total segment store-count to 636.
PLO increased 34% to $40.1 million (31% on constant currency basis). On a same store basis, PLO increased 15% (13% on a constant currency basis) due to increased loan demand reflecting a recovery towards pre-COVID levels.
PSC increased 29% in the current quarter to $17.9 million (up 30% to $18.0 million on a constant currency basis) as a result of higher average PLO for the quarter.

Merchandise sales increased 57% (57% on a constant currency basis) and 31% on a same store basis (31% on a constant currency basis) reflecting a renewed focus on customer engagement. Offsetting the sales increase, merchandise sales gross profit margin decreased from 35% to 29% reflecting a return to more normalized margins. Overall, merchandise sales gross profit increased 33% to $9.9 million (34% to $9.9 million on a constant currency basis).
Store expenses increased $3.8 million or 21% (22% on a constant currency basis) primarily due to growth in store count. On a same-store basis, store expenses decreased by $0.2 million or 1% (1% on a constant currency basis).
Segment contribution increased $2.1 million, or 82%, to $4.8 million ($2.3 million or 86% on a constant currency basis), due to the changes in net revenues and store expenses described above.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Three Months Ended March 31,		Change
(in thousands)	2022	2021

Net revenues:
Consumer loan fees, interest and other	$29	$174	(83)%
Net revenues	29	174	(83)%

Segment operating expenses:
Equity in net loss (income) of unconsolidated affiliates	1,439	(1,250)	(215)%
Segment operating (loss) contribution	(1,410)	1,424	(199)%

Other segment expense	8	9	(11)%
Segment (loss) contribution	$(1,418)	$1,415	(200)%
Segment loss was $1.4 million, a decrease of $2.8 million due to the decrease in equity income for our unconsolidated affiliates. The equity in net loss in the current quarter was primarily due to our equity pickup of Cash Converters' net loss, which included an impairment, primarily of its ROU leased assets, that was attributed to COVID-19.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended March 31,		Percentage Change
(in thousands)	2022	2021

Segment contribution	$37,152	$29,796	25%
Corporate expenses (income):
General and administrative	12,227	13,771	(11)%
Depreciation and amortization	2,934	3,660	(20)%
(Gain) loss on sale or disposal of assets and other	(688)	11	*
Interest expense	2,527	5,518	(54)%
Interest income	—	(14)	(100)%
Other expense	29	51	*
Income before income taxes	20,123	6,799	196%
Income tax expense	5,236	1,469	256%
Net income	$14,887	$5,330	179%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution increased $7.4 million or 25% over the prior year quarter primarily due to the improved operating results of the segments above.
General and administrative expenses decreased $1.5 million or 11%, primarily driven by the reversal of incentive compensation for the departing CEO.
Interest expense decreased $3.0 million primarily driven by the ASU 2020-06 accounting policy change which no longer requires debt discount be included on our balance sheet effective October 1, 2021. The policy change eliminates the non-cash interest amortization of that debt discount. See Note 1: Organization And Summary Of Significant Accounting Policies to the consolidated financials for further discussion of this recently adopted accounting policy.
Income tax expense increased $3.8 million primarily due to an increase in income before income taxes of $13.3 million this quarter compared to the prior year same quarter.
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
Six Months Ended March 31, 2022 vs. Six Months Ended March 31, 2021
The tables below and discussion that follows should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.

U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Six Months Ended March 31,		Change
(in thousands)	2022	2021

Net revenues:
Pawn service charges	$115,329	$99,797	16%

Merchandise sales	202,142	176,080	15%
Merchandise sales gross profit	85,697	76,209	12%
Gross margin on merchandise sales	42%	43%	(100)bps

Jewelry scrapping sales	8,460	7,585	12%
Jewelry scrapping sales gross profit	1,687	1,592	6%
Gross margin on jewelry scrapping sales	20%	21%	(100)bps

Other revenues	46	51	(10)%
Net revenues	202,759	177,649	14%

Segment operating expenses:
Store expenses	129,181	125,749	3%
Depreciation and amortization	5,295	5,372	(1)%
Segment operating contribution	68,283	46,528	47%

Other segment expense	—	27	*
Segment contribution	$68,283	$46,501	47%

Other data:
Average monthly ending pawn loan balance per store (a)	$270	$224	21%
Monthly average yield on pawn loans outstanding	14%	15%	(100)bps
Pawn loan redemption rate	84%	86%	(200)bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Pawn service charges increased 16% as a result of higher average PLO for the year.
Merchandise sales increased 15% compared to the prior year. Offsetting the sales increase, merchandise sales gross profit margin decreased 100 bps reflecting a return to more normalized margins.
Store expenses increased by 3% due to increased store count and increased labor expenses resulting from growing transaction volume.
Segment contribution increased $21.8 million primarily due to the changes in net revenues and store expenses described above.

Latin America Pawn
The following table presents selected summary financial data our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Constant Currency and Same Store Financial Information” above.

	Six Months Ended March 31,
(in thousands)	2022 (GAAP)	2021 (GAAP)	Change (GAAP)	2022 (Constant Currency)	Change (Constant Currency)

Net revenues:
Pawn service charges	$37,379	$27,128	38%	$37,544	38%

Merchandise sales	69,134	46,928	47%	69,716	49%
Merchandise sales gross profit	20,222	16,466	23%	20,390	24%
Gross margin on merchandise sales	29%	35%	(600)bps	29%	(600)bps

Jewelry scrapping sales	4,174	5,249	(20)%	4,187	(20)%
Jewelry scrapping sales gross profit	367	639	(43)%	369	(42)%
Gross margin on jewelry scrapping sales	9%	12%	(300)bps	9%	(300)bps

Other revenues, net	240	7	*	243	*
Net revenues	58,208	44,240	32%	58,546	32%

Segment operating expenses:
Store expenses	43,333	34,709	25%	43,646	26%
Depreciation and amortization	3,871	3,653	6%	3,898	7%
Segment operating contribution	11,004	5,878	87%	11,002	87%

Other segment income (a)	(241)	(1,705)	(86)%	(449)	(74)%
Segment contribution	$11,245	$7,583	48%	$11,451	51%

Other data:
Average monthly ending pawn loan balance per store (a)	$60	$55	9%	$60	9%
Monthly average yield on pawn loans outstanding	16%	17%	(100)bps	16%	(100)bps
Pawn loan redemption rate (b)	81%	82%	(100)bps	81%	(100)bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(b)	Rate is solely inclusive of results from Mexico Pawn.

	2022 Change (GAAP)	2022 Change (Constant Currency)
Same Store data:
PLO	15%	13%
PSC	22%	23%
Merchandise Sales	22%	23%
Merchandise Sales Gross Profit	2%	3%
Store Expenses	3%	3%
During the six months ended March 31, 2022, our Latin America pawn segment opened four de novo stores.
PSC increased 38% to $37.4 million (38%  to $37.5 million on a constant currency basis) as a result of higher average PLO for the year.
Merchandise sales increased 47% (49% on a constant currency basis) and 22% on a same store basis (23% on a constant currency basis). Offsetting the sales increase, merchandise sales gross profit margin decreased 600 bps from 35% to 29% (29% on a constant currency basis) reflecting a return to more normalized margins.

Store expenses increased by 25% (26% on a constant currency basis) primarily due to growth in store count. On a same-store basis, store expenses increased by $0.9 million or 3% (3% on a constant currency basis) due to rising labor costs resulting from growing transaction volume.
Segment contribution increased $3.7 million, or 48%, to $11.2 million. This increase was primarily due to the changes in revenue and store expenses described above.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Six Months Ended March 31,		Change
(in thousands)	2022	2021

Net revenues:
Consumer loan fees, interest and other	72	249	(71)%
Net revenues	72	249	(71)%

Segment operating expenses:
Equity in net loss (income) of unconsolidated affiliates	301	(1,766)	(117)%
Segment operating (loss) contribution	(229)	2,015	(111)%

Other segment income	(4)	(201)	(98)%
Segment (loss) contribution	$(225)	$2,216	(110)%

Segment loss was $0.2 million, a decrease of $2.4 million from the prior-year six months ended March 31, 2021, primarily due to the decrease in equity income for our unconsolidated affiliates. The equity in net loss in the current six months ended March 31, 2022 was primarily due to our equity pickup of Cash Converters' net results which included an impairment, primarily of its ROU leased assets, that was attributed to COVID-19.
Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Six Months Ended March 31,		Percentage Change
(in thousands)	2022	2021

Segment contribution	$79,303	$56,300	41%
Corporate expenses (income):
General and administrative	27,772	26,281	6%
Depreciation and amortization	5,858	6,636	(12)%
(Gain) loss on sale or disposal of assets	(688)	63	*
Interest expense	4,958	10,973	(55)%
Interest income	(122)	(71)	72%
Other expense	55	117	(53)%
Income from continuing operations before income taxes	41,470	12,301	237%
Income tax expense	10,862	2,672	307%
Net income	$30,608	$9,629	218%

*	Represents a percentage computation that is not mathematically meaningful.

Segment contribution increased $23.0 million or 41% over the prior year 6 months ended March 31, 2021, primarily due to the improved operating results of the segments above.
Interest expense decreased $6.0 million primarily driven by the ASU 2020-06 accounting policy change which no longer requires debt discount be included on our balance sheet effective October 1, 2021. The policy change eliminates the non-cash interest amortization of that debt discount. See Note 1: Organization And Summary Of Significant Accounting Policies to the consolidated financials for further discussion of this recently adopted accounting policy.

Income tax expense increased $8.2 million primarily due to an increase in income before income taxes of $29.2 million this six months ended March 31, 2022 compared to the prior year same 6 months period ended.
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
Cash and Cash Equivalents
Our cash and equivalents balance was $255.0 million at March 31, 2022 compared to $253.7 million at September 30, 2021. At March 31, 2022, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Six Months Ended March 31,		Percentage Change
(in thousands)	2022	2021

Cash flows provided by operating activities	$30,575	$18,721	63%
Cash flows (used in) provided by investing activities	(31,887)	9,080	(451)%
Cash flows used in financing activities	(792)	(1,710)	(54)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,157	5,000	(57)%
Net increase in cash, cash equivalents and restricted cash	$53	$31,091	(100)%

The increase in cash flows provided by operating activities year-over-year was primarily due to a $21.0 million increase in net income.
The $41.0 million increase in cash flows used in investing activities year-over-year was primarily due to $16.5 million in outgoing cash flows used to fund other investments and an increase of $38.0 million in net pawn lending, offset by an $20.3 million increase in the sale of forfeited collateral. Of the $16.5 million used to fund other investments, $15.0 million was invested in Founders, as discussed in Note 6: Strategic Investments in Part I, Item 1 - Notes to Interim Condensed Consolidated Financial Statements.
The net effect of these changes was a $0.1 million increase in cash on hand during the current year to date period, resulting in a $263.7 million ending cash and restricted cash balance.
Sources and Uses of Cash
On May 3, 2022, our Board of Directors approved a new share repurchase program, which replaced the previous program that was suspended in March 2020. Under the new program, the Company is authorized to repurchase up to $50 million of our Class A Non-Voting common shares over the next three years. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
Under the stock repurchase program, we may purchase Class A Non-Voting common stock from time to time at management’s discretion in accordance with applicable securities laws, including through open market transactions, block or privately negotiated transactions, or any combination thereof. In addition, we may purchase shares pursuant to a trading plan meeting the requirements of Rule 10b5-1 under the Securities Exchange Act of 1934.
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

Under the previous share repurchase program authorized in December 2019, the Company had repurchased and retired 943,149 shares of our Class A Common Stock for $5.2 million. During the six months ended March 31, 2022, there were no stock repurchases.
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
Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2021, we reported that we had $602.6 million in total contractual obligations as of September 30, 2021. There have been no material changes to this total obligation since September 30, 2021, other than changes as the result of adoption of accounting standards as further discussed in Note 1: Organization And Summary Of Significant Accounting Policies of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Our principal executive officer and principal financial officer have concluded that as of March 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 10: Contingencies of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2021.

ITEM 6. EXHIBITS
The following exhibits are filed with, or incorporated by reference into, this report.

		Incorporated by Reference				Filed Herewith
Exhibit	Description of Exhibit	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350					x
21.1	List of Subsidiaries of EZCORP, Inc.					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data files because the XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					x
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					x
104	Cover Page Interactive Data File in Inline XBRL format (contained in Exhibit 101)
_____________________________

†	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	May 4, 2022	/s/Timothy K. Jugmans
Timothy K. Jugmans, Chief Financial Officer