Form 10-Q
period 2022-06-30
EZCORP INC
filed 2022-08-03
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022 or

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
As of July 29, 2022, 53,685,333 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	June 30, 2022	June 30, 2021	September 30, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$222,342	$283,668	$253,667
Restricted cash	8,614	13,795	9,957
Pawn loans	204,155	157,155	175,901
Pawn service charges receivable, net	32,000	24,965	29,337
Inventory, net	132,713	92,242	110,989
Prepaid expenses and other current assets	29,822	28,343	31,010
Total current assets	629,646	600,168	610,861
Investments in unconsolidated affiliates	43,384	35,387	37,724
Other investments	18,000	—	—
Property and equipment, net	51,505	55,630	53,811
Right-of-use asset, net	217,506	185,467	200,990
Goodwill	286,798	283,619	285,758
Intangible assets, net	61,017	61,922	62,104
Notes receivable, net	1,207	1,173	1,181
Deferred tax asset, net	15,773	10,292	9,746
Other assets	5,991	4,992	4,736
Total assets	$1,330,827	$1,238,650	$1,266,911

Liabilities and stockholders' equity:
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$76,566	$84,966	$90,268
Customer layaway deposits	14,927	11,884	12,557
Lease liability	53,358	47,241	52,263
Total current liabilities	144,851	144,091	155,088
Long-term debt, net	312,521	260,632	264,186
Deferred tax liability, net	307	1,309	3,684
Lease liability	175,489	149,342	161,330
Other long-term liabilities	11,905	10,058	10,385
Total liabilities	645,073	565,432	594,673
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $0.01 per share; shares authorized: 100 million; issued and outstanding: 53,685,333 as of June 30, 2022; 53,086,438 as of June 30, 2021; and 53,086,438 as of September 30, 2021	537	530	530
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	343,763	402,522	403,312
Retained earnings	396,461	325,228	326,781
Accumulated other comprehensive loss	(55,037)	(55,092)	(58,415)
Total stockholders' equity	685,754	673,218	672,238
Total liabilities and stockholders' equity	$1,330,827	$1,238,650	$1,266,911

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amount)	2022	2021	2022	2021

Revenues:
Merchandise sales	$128,334	$107,808	$399,610	$330,816
Jewelry scrapping sales	7,168	5,673	19,802	18,507
Pawn service charges	80,291	60,431	232,999	187,356
Other revenues, net	49	121	407	428
Total revenues	215,842	174,033	652,818	537,107
Merchandise cost of goods sold	80,167	60,539	245,524	190,872
Jewelry scrapping cost of goods sold	6,167	5,473	16,747	16,076
Gross profit	129,508	108,021	390,547	330,159
Operating expenses:
Store expenses	89,430	81,803	261,944	242,261
General and administrative	18,715	14,589	46,487	40,870
Depreciation and amortization	7,746	7,419	22,770	23,080
(Gain) loss on sale or disposal of assets and other	—	—	(692)	90
Other charges	—	497	—	497
Total operating expenses	115,891	104,308	330,509	306,798
Operating income	13,617	3,713	60,038	23,361
Interest expense	2,693	5,569	7,651	16,542
Interest income	(190)	(512)	(749)	(1,918)
Equity in net income of unconsolidated affiliates	(1,758)	(643)	(1,457)	(2,409)
Other expense (income)	(210)	65	41	(389)
Income (loss) before income taxes	13,082	(766)	54,552	11,535
Income tax expense	867	1,804	11,729	4,476
Net income (loss)	$12,215	$(2,570)	$42,823	$7,059

Basic earnings (loss) per share	$0.22	$(0.05)	$0.76	$0.13
Diluted earnings (loss) per share	$0.17	$(0.05)	$0.59	$0.13

Weighted-average basic shares outstanding	56,656	55,898	56,465	55,639
Weighted-average diluted shares outstanding	82,504	55,898	82,349	55,653
See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Net income (loss)	$12,215	$(2,570)	$42,823	$7,059
Other comprehensive income:
Foreign currency translation adjustment, net of tax	(3,327)	3,459	3,378	12,976
Comprehensive income	$8,888	$889	$46,201	$20,035
See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited except for balances as of September 30, 2021 and September 30, 2020)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2021	56,057	$560	$403,312	$326,781	$(58,415)	$672,238
Stock compensation	—	—	1,698	—	—	1,698
Release of restricted stock	257	3	—	—	—	3
Taxes paid related to net share settlement of equity awards	—	—	(792)	—	—	(792)
Cumulative effect of adoption of ASU 2020-06 (Note 1)	—	—	(64,263)	26,857	—	(37,406)
Foreign currency translation gain	—	—	—	—	3,039	3,039
Net income	—	—	—	15,721	—	15,721
Balances as of December 31, 2021	56,314	$563	$339,955	$369,359	$(55,376)	$654,501
Stock compensation	—	—	460	—	—	460
Transfer of consideration for other investment	213	2	1,498	—	—	1,500
Release of restricted stock	129	2	—	—	—	2
Foreign currency translation gain	—	—	—	—	3,666	3,666
Net income	—	—	—	14,887	—	14,887
Balances as of March 31, 2022	56,656	$567	$341,913	$384,246	$(51,710)	$675,016
Stock compensation	—	—	1,850	—	—	1,850
Foreign currency translation loss	—	—	—	—	(3,327)	(3,327)
Net income	—	—	—	12,215	—	12,215
Balances as of June 30, 2022	56,656	$567	$343,763	$396,461	$(55,037)	$685,754

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2020	55,303	$551	$398,475	$318,169	$(68,068)	$649,127
Stock compensation	—	—	524	—	—	524
Release of restricted stock	296	5	—	—	—	5
Taxes paid related to net share settlement of equity awards	—	—	(730)	—	—	(730)
Foreign currency translation gain	—	—	—	—	11,277	11,277
Net income	—	—	—	4,299	—	4,299
Balances as of December 31, 2020	55,599	$556	$398,269	$322,468	$(56,791)	$664,502
Stock compensation	—	—	1,094	—	—	1,094
Transfer of consideration for acquisition	33	—	185	—	—	185
Release of restricted stock	212	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(109)	—	—	(109)
Foreign currency translation loss	—	—	—	—	(1,760)	(1,760)
Net Income	—	—	—	5,330	—	5,330
Balances as of March 31, 2021	55,844	$558	$399,439	$327,798	$(58,551)	$669,244
Stock compensation	—	—	1,538	—	—	1,538
Transfer of consideration for acquisition	213	2	1,545	—	—	1,547
Foreign currency translation gain	—	—	—	—	3,459	3,459
Net loss	—	—	—	(2,570)	—	(2,570)
Balances as of June 30, 2021	56,057	$560	$402,522	$325,228	$(55,092)	$673,218

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2022	2021

Operating activities:
Net income	$42,823	$7,059
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	22,770	23,080
Amortization of debt discount and deferred financing costs	1,051	10,243
Amortization of lease right-of-use asset	39,061	35,885
Deferred income taxes	475	(576)
Other adjustments	(734)	(331)
Provision for inventory reserve	(2,096)	(6,812)
Stock compensation expense	4,008	3,156
Equity in net income of unconsolidated affiliates	(1,457)	(2,409)
Changes in operating assets and liabilities:
Service charges and fees receivable	(2,949)	(2,832)
Inventory	(7,837)	5,382
Prepaid expenses, other current assets and other assets	2,025	7,908
Accounts payable, accrued expenses and other liabilities	(53,209)	(51,565)
Customer layaway deposits	2,265	511
Income taxes	(1,068)	4,423
Dividends from unconsolidated affiliates	3,366	—
Net cash provided by operating activities	48,494	33,122
Investing activities:
Loans made	(524,965)	(423,450)
Loans repaid	295,823	260,536
Recovery of pawn loan principal through sale of forfeited collateral	191,082	155,595
Capital expenditures, net	(18,100)	(14,635)
Acquisitions, net of cash acquired	(1,850)	(15,132)
Issuance of note receivable	(1,000)	—
Investment in unconsolidated affiliates	(6,079)	—
Investment in other investments	(16,500)	—
Net cash used in investing activities	(81,589)	(37,086)
Financing activities:
Taxes paid related to net share settlement of equity awards	(792)	(839)
Payments on assumed debt and other borrowings	—	(15,363)
Net cash used in financing activities	(792)	(16,202)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,219	5,076
Net decrease in cash, cash equivalents and restricted cash	(32,668)	(15,090)
Cash, cash equivalents and restricted cash at beginning of period	263,624	312,553
Cash, cash equivalents and restricted cash at end of period	$230,956	$297,463

Supplemental disclosure of cash flow information
Cash and cash equivalents	$222,342	$283,668
Restricted cash	8,614	13,795
Total cash and cash equivalents and restricted cash	$230,956	$297,463

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$204,662	$145,839
Transfer of consideration for other investment	1,500	—
Transfer of consideration for acquisition	—	1,547
Acquisition earn-out contingency	—	4,608
Accrued acquisition consideration held as restricted cash	—	5,824
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
In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Financial results for the three and nine-month periods ended June 30, 2022, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2022.
Our business is subject to seasonal variations, and operating results for the three and nine months ended June 30, 2022 and 2021 (the "current quarter" and "prior-year quarter," respectively) are not necessarily indicative of the results of operations for the full fiscal year. There have been no changes that have had a material impact in significant accounting policies as described in our 2021 Annual Report except for as disclosed below related to the adoption of Accounting Standards Update ("ASU") 2020-06.
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

Impact of COVID-19
The COVID-19 pandemic adversely affected our gross profit and earnings during the latter half of fiscal 2020 and into fiscal 2021. During the latter part of fiscal 2021, we saw pawn transaction activity start to rebuild. That has continued to date, and our pawn loans outstanding ("PLO") balances now exceed pre-pandemic levels, which will drive accelerating pawn service charges ("PSC") revenue in the coming quarters given the natural lag between pawn originations and related fees. Despite the recovery in pawn transaction activity, the continuing pandemic, driven by the proliferation of various COVID-19 variants, continues to affect portions of our business, such as managing appropriate staffing at the store level. Our estimates, judgments and assumptions related to COVID-19 could vary over time, and there can be no assurance that the continuing pandemic will not have an adverse effect on our results of operations, financial position and cash flows in future periods.

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
The impact of adoption on our condensed consolidated statements of operations for the three and nine months ended June 30, 2022 was primarily to decrease interest expense by $3.5 million and $10.3 million, respectively. This had the effect of increasing our basic earnings per share for the three and nine months ended June 30, 2022 by $0.05 and $0.14, respectively, and decreasing our diluted earnings per common share for the nine months ended June 30, 2022 by $0.02. Additionally, adoption of the standard requires interest charges on the convertible debt to be added to net income as well as the use of the “if-converted” method to calculate diluted earnings per common share. Refer to Note 4: Earnings Per Share for a discussion of the effect of the convertible notes on diluted earnings per common share.
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
At the time of acquisition, the total consideration for Bajio was $23.6 million, consisting of $17.4 million of cash, and 212,870 shares of our Class A Non-Voting Common Stock valued at $1.6 million. In addition, the sellers are entitled to additional payments of up to $4.6 million to be paid in two payments over two years, contingent on the growth of the loan portfolios of the acquired stores. Up to 50% of any future contingent payments can be made in shares of our Class A Non-Voting Common Stock at our discretion. The value of the contingent consideration was included in the total consideration as the metrics were considered achievable on the date of acquisition. Cash paid at closing was $11.6 million and an additional $3.8 million was paid during the fourth quarter of 2021.

During the first quarter of fiscal 2022, both parties completed the formal working capital reconciliation stipulated within the purchase agreement. As part of the working capital reconciliation, the Company and the seller agreed to reduce the purchase price, which was held in restricted cash as of September 30, 2021, by $1.3 million. As the working capital adjustment was recorded as of September 30, 2021, this reduction to the purchase price is a measurement period adjustment, and resulted in a $1.3 million reduction to goodwill during the period ended December 31, 2021. This reduced the total consideration for Bajio to $22.3 million. As the future payments decreased, we released $1.3 million of the previously held $2.0 million in restricted cash to our unrestricted cash. Of the remaining $0.7 million in restricted cash as of June 30, 2022, $0.3 million was paid during July 2022, and the remaining $0.4 million is expected to be paid on or around the fifth anniversary of the date of acquisition. During the second quarter of fiscal 2022, we obtained new information about the seller's calculation of pawn service charges receivable balance as of the date of acquisition, which resulted in a $0.6 million measurement period adjustment to reduce pawn service charges receivable and increase goodwill.
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

	Three Months Ended June 30,	Nine Months Ended June 30,
(in thousands, except per share amounts)	2021	2021

Revenue	$180,854	$558,426
Net (loss) income	(2,475)	6,775
Basic (loss) earnings per common share	(0.04)	0.12
Diluted (loss) earnings per common share	(0.04)	0.12
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
NOTE 3: GOODWILL
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

	Nine Months Ended June 30, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2021	$244,471	$41,287	$285,758
Acquisitions	1,032	—	1,032
Measurement period adjustments	—	(678)	(678)
Effect of foreign currency translation changes	—	686	686
Balances as of June 30, 2022	$245,503	$41,295	$286,798

	Nine Months Ended June 30, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2020	$241,928	$15,654	$257,582
Acquisitions	2,394	22,957	25,351
Effect of foreign currency translation changes	—	686	686
Balances as of June 30, 2021	$244,322	$39,297	$283,619

NOTE 4: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021

Basic earnings per common share:
Net income (loss) - basic	$12,215	$(2,570)	$42,823	$7,059
Weighted shares outstanding - basic	56,656	55,898	56,465	55,639
Basic earnings (loss) per common share	$0.22	$(0.05)	$0.76	$0.13

Diluted earnings per common share:
Net income (loss) - basic	$12,215	$(2,570)	$42,823	$7,059
Add: Convertible Notes interest expense, net of tax	1,868	—	5,598	—
Net income (loss) - diluted	$14,083	$(2,570)	$48,421	$7,059
Weighted shares outstanding - basic	56,656	55,898	56,465	55,639
Effect of dilution from equity-based compensation awards*	624	—	660	14
Effect of dilution from if-converted Convertible Notes**	25,224	—	25,224	—
Weighted shares outstanding - diluted	82,504	55,898	82,349	55,653
Diluted earnings (loss) per common share	$0.17	$(0.05)	$0.59	$0.13

Potential common shares excluded from the calculation of diluted earnings per share above:
Restricted stock***	1,825	1,154	2,066	896
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
As a result of our adoption of ASU 2020-06 on October 1, 2021, the dilutive impact of the Convertible Notes for our calculation of diluted net income per share is considered using the if-converted method. During the three and nine months ended June 30, 2022, we increased net income by $1.9 million and $5.6 million, respectively, to arrive at the numerator used to calculate diluted earnings per common share, which represents interest expense recognized on the convertible notes that were subject to this change in methodology. For periods prior to our October 1, 2021 adoption of ASU 2020-06, we applied the treasury stock method to account for the dilutive impact of the 2024 and 2025 Convertible Notes for diluted earnings per share purposes.
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
The information below provides a summary of our leasing activities. See Note 12: Leases in our 2021 Annual Report for additional information about our leasing activities. The table below presents balances of our operating leases:

(in thousands)	June 30, 2022	June 30, 2021	September 30, 2021

Right-of-use asset	$217,506	$185,467	$200,990

Lease liability, current	$53,358	$47,241	$52,263
Lease liability, non-current	175,489	149,342	161,330
Total lease liability	$228,847	$196,583	$213,593

The table below provides the composition of our lease costs:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021

Operating lease expense*	$17,264	$14,854	$50,415	$44,667
Variable lease expense	3,824	3,601	11,200	9,768
Total lease expense	$21,088	$18,455	$61,615	$54,435
* Includes a reduction for sublease rental income.

Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in "Store" and "General and Administrative" expense, based on the underlying lease use.
Other supplemental information includes the following for our operating leases:

	Nine Months Ended June 30,
	2022	2021

Weighted-average remaining contractual lease term (years)	5.14	5.21
Weighted-average incremental borrowing rate	8.20%	7.86%

Maturities of lease liabilities as of June 30, 2022 were as follows (in thousands):

Remaining 2022	$17,427
Fiscal 2023	66,988
Fiscal 2024	55,727
Fiscal 2025	44,883
Fiscal 2026	34,908
Thereafter	60,419
Total lease payments	$280,352
Less: Portion representing interest	51,505
Present value of operating lease liabilities	$228,847
Less: Current portion	53,358
Non-current portion	$175,489

We recorded $55.3 million and $33.5 million in non-cash additions to our right of use assets and lease liabilities for the nine months ended June 30, 2022 and June 30, 2021, respectively.

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
On April 5, 2022, we acquired an additional 13 million shares for $2.5 million, bringing our total ownership to 255,239,157 shares, representing an ownership interest of 40.67%. Additionally, on April 14, 2022, we received a cash dividend of $1.7 million from Cash Converters.
The following tables present summary financial information for Cash Converters most recently reported results at December 31, 2021 after translation to U.S. dollars:

	December 31,
(in thousands)	2021	2020

Current assets	$162,558	$170,412
Non-current assets	185,780	189,810
Total assets	$348,338	$360,222

Current liabilities	$59,701	$59,962
Non-current liabilities	59,915	58,368
Shareholders’ equity	228,722	241,892
Total liabilities and shareholders’ equity	$348,338	$360,222

	Half-Year Ended December 31,
(in thousands)	2021	2020

Gross revenues	$84,185	$71,153
Gross profit	55,280	51,231
Net profit	1	5,561
See Note 7: Fair Value Measurements for the fair value and carrying value of our investment in Cash Converters.
Founders One, LLC
In October 2021, we invested $15.0 million in exchange for a non-redeemable voting participating preferred equity interest in Founders One, LLC (“Founders”), a newly-formed entity with one other member. Founders used that $15.0 million to acquire an equity interest in Simple Management Group, Inc. (“SMG”), which owns and operates 20 pawn stores principally in the Caribbean region, with plans to build and acquire more stores in that region. The investment in Founders is a variable interest entity, but because the Company is not the primary beneficiary, we do not consolidate it. Further, as we are not the appointed manager, we do not have the ability to direct the activities of the investment entity that most significantly impact its economic performance. Consequently, our investment in Founders is accounted for utilizing the measurement alternative within Accounting Standards Codification ("ASC") 321, Investments — Equity Securities. Our $15.0 million carrying value of the investment is included in “Other investments” in our consolidated balance sheets. Our maximum exposure for losses in this investment is its contributed investment of $15.0 million.
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

	Carrying Value	Estimated Fair Value
	June 30, 2022	June 30, 2022	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,207	$1,207	$—	$—	$1,207
Investments in unconsolidated affiliates	43,384	47,973	41,342	—	6,631
Other investments	18,000	18,000	—	—	18,000
Financial liabilities:
2024 Convertible Notes	$142,404	$143,951	$—	$143,951	$—
2025 Convertible Notes	170,117	144,555	—	144,555	—

	Carrying Value	Estimated Fair Value
	June 30, 2021	June 30, 2021	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,173	$1,173	$—	$—	$1,173
Investments in unconsolidated affiliates	35,387	43,440	35,970	—	7,470
Financial liabilities:
2024 Convertible Notes	$121,910	$150,219	$—	$150,219	$—
2025 Convertible Notes	138,722	154,129	—	154,129	—

	Carrying Value	Estimated Fair Value
	September 30, 2021	September 30, 2021	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,181	$1,181	$—	$—	$1,181
Investments in unconsolidated affiliates	37,724	48,954	41,638	—	7,316
Financial liabilities:
2024 Convertible Notes	$123,543	$153,281	$—	$153,281	$—
2025 Convertible Notes	140,643	155,250	—	155,250	—
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
Included in “Accounts payable, accrued expenses and other current liabilities“ in our Consolidated Balance Sheets as of June 30, 2022 is $4.6 million which represents the fair value of acquisition-related contingent consideration as discussed in Note 2: Acquisitions. The key assumptions used to determine the fair value of acquisition-related contingent consideration are estimated by management, not observable in the market and, therefore considered Level 3 inputs within the fair value hierarchy.
In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024. The fair value of the note approximated its carrying value as of June 30, 2022.
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
We use the equity method of accounting to account for our 14.57% ownership in Rich Data Corporation ("RDC"), a previously consolidated variable interest entity for which we no longer have the power to direct the activities that most significantly affect its economic performance. We believe its fair value approximated carrying value although such fair value is highly variable and includes significant unobservable inputs.
Of the $18.0 million included in the table above, $15.0 million is related the investment in Founders. We believe the investment's fair value approximated its carrying value although such fair value is highly variable and includes significant unobservable inputs.
We measured the fair value of the 2024 and 2025 Convertible Notes using quoted price inputs. The notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.
In September 2020, we received the final payment from AlphaCredit on the notes receivable related to the sale of Grupo Finmart and recorded the amount under “Restricted cash” in our consolidated balance sheet as of June 30, 2022. In August 2019, AlphaCredit notified us of an indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined.
NOTE 8: DEBT
The Company adopted ASU 2020-06 on October 1, 2021. See Note 1: Organization And Summary Of Significant Accounting Policies for further discussion of this recently adopted accounting policy.
The following table presents the Company's debt instruments outstanding:

	June 30, 2022			June 30, 2021			September 30, 2021
(in thousands)	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

2024 Convertible Notes	$143,750	$(1,346)	$142,404	$143,750	$(21,840)	$121,910	$143,750	$(20,207)	$123,543
2025 Convertible Notes	172,500	(2,383)	170,117	172,500	(33,778)	138,722	172,500	(31,857)	140,643
Total long-term debt	$316,250	$(3,729)	$312,521	$316,250	$(55,618)	$260,632	$316,250	$(52,064)	$264,186
The following table presents the Company's contractual maturities related to the debt instruments as of June 30, 2022:

	Schedule of Contractual Maturities
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years

2024 Convertible Notes	$143,750	$—	$143,750	$—	$—
2025 Convertible Notes	172,500	—	172,500	—	—
	$316,250	$—	$316,250	$—	$—

The following table presents the Company's interest expense related to the Convertible Notes for the three and nine months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2022	2021	2022	2021

2024 Convertible Notes:
Contractual interest expense	$1,033	$1,033	$3,099	$3,100
Amortization of deferred financing costs	156	112	465	335
Amortization of debt discount	—	1,490	—	4,381
Total interest expense	$1,189	$2,635	$3,564	$7,816

2025 Convertible Notes:
Contractual interest expense	$1,025	$1,024	$3,073	$3,073
Amortization of deferred financing costs	197	139	586	420
Amortization of debt discount	—	1,747	—	5,138
Total interest expense	$1,222	$2,910	$3,659	$8,631
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
The effective interest rate for the three and nine months ended June 30, 2022 was approximately 3.35%. As of June 30, 2022, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2024 Maturity Date assuming no early conversion.
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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of June 30, 2022. As of June 30, 2022, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.

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

The effective interest rate for the three and nine months ended June 30, 2022 was approximately 2.88% for the 2025 Convertible Notes. As of June 30, 2022, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2025 Maturity Date assuming no early conversion.

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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of June 30, 2022. As of June 30, 2022, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
NOTE 9: COMMON STOCK AND STOCK COMPENSATION
Share Repurchase Program
On May 3, 2022, the Company's Board of Directors (the "Board") authorized the repurchase of up to $50 million of our Class A Common Stock over three years. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. To date, the Company has not repurchased any Class A Common Stock under the May 3, 2022 authorized share repurchase program.

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
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2021	2,218,777	$4.86
Granted	1,365,878	7.37
Released (a)	(486,627)	4.77
Cancelled	(743,299)	6.46
Outstanding as of June 30, 2022	2,354,729	$6.30
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
On October 14, 2021, Andrew Kowlessar filed an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida styled Andrew Kowlessar, individually and on behalf of all others similarly situated vs. EZCORP, Inc. d/b/a Value Pawn & Jewelry (Case No. CACE-21-018864). The matter subsequently was amended and removed to the United States District Court of the Southern District of Florida as Andrew Kowlessar, individually and on behalf of all others similarly situated vs. EZPAWN Florida, Inc. d/b/a Value Pawn & Jewelry (Case No. 0:21-cv-62362-RKA). In May 2022, the federal court action was dismissed and the case was refiled in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (Case No. 2022-008506-CA-01). The complaint was brought under Section 501.059, Florida Statutes, the Florida Telephone Solicitation Act (“Act”), and alleges certain text messages were sent in violation of the Act. The matter involves claims by a single individual, but alleges a class of persons who may have similar claims of violations of the Act and seeks class certification. On June 16, 2022, following discovery and pre-trial mediation, the parties agreed to a settlement of all asserted claims and entered into a Settlement Agreement and Release. The agreed settlement requires the Company to make available up to $5 million to be used to pay verified claims (not to exceed $70 per verified claimant), as well as attorneys’ fees and costs. The agreed settlement, which was preliminarily approved by the court on July 22, 2022, remains subject to the court's final approval. The Company recorded a charge during the quarter ended June 30, 2022 representing the estimated liability for the settlement of this matter.
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

	Three Months Ended June 30, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$94,005	$34,329	$—	$128,334	$—	$128,334
Jewelry scrapping sales	5,404	1,764	—	7,168	—	7,168
Pawn service charges	59,322	20,969	—	80,291	—	80,291
Other revenues	21	7	21	49	—	49
Total revenues	158,752	57,069	21	215,842	—	215,842
Merchandise cost of goods sold	55,885	24,282	—	80,167	—	80,167
Jewelry scrapping cost of goods sold	4,506	1,661	—	6,167	—	6,167
Gross profit	98,361	31,126	21	129,508	—	129,508
Segment and corporate expenses (income):
Store expenses	66,036	23,394	—	89,430	—	89,430
General and administrative	—	—	—	—	18,715	18,715
Depreciation and amortization	2,572	1,987	—	4,559	3,187	7,746
Interest expense	—	—	—	—	2,693	2,693
Interest income	(1)	(189)	—	(190)	—	(190)
Equity in net income of unconsolidated affiliates	—	—	(1,758)	(1,758)	—	(1,758)
Other (income) expense	—	(163)	19	(144)	(66)	(210)
Segment contribution	$29,754	$6,097	$1,760	$37,611
Income (loss) before income taxes				$37,611	$(24,529)	$13,082

	Three Months Ended June 30, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$84,465	$23,343	$—	$107,808	$—	$107,808
Jewelry scrapping sales	1,908	3,765	—	5,673	—	5,673
Pawn service charges	44,039	16,392	—	60,431	—	60,431
Other revenues	32	—	89	121	—	121
Total revenues	130,444	43,500	89	174,033	—	174,033
Merchandise cost of goods sold	45,310	15,229	—	60,539	—	60,539
Jewelry scrapping cost of goods sold	1,878	3,595	—	5,473	—	5,473
Gross profit	83,256	24,676	89	108,021	—	108,021
Segment and corporate expenses (income):
Store expenses	62,507	19,296	—	81,803	—	81,803
General and administrative	—	—	—	—	14,589	14,589
Depreciation and amortization	2,600	1,806	—	4,406	3,013	7,419
Other Charges	—	497	—	497	—	497
Interest expense	—	—	—	—	5,569	5,569
Interest income	—	(484)	—	(484)	(28)	(512)
Equity in net income of unconsolidated affiliates	—	—	(643)	(643)	—	(643)
Other (income) expense	—	(5)	18	13	52	65
Segment contribution	$18,149	$3,566	$714	$22,429
Income (loss) before income taxes				$22,429	$(23,195)	$(766)

	Nine Months Ended June 30, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$296,147	$103,463	$—	$399,610	$—	$399,610
Jewelry scrapping sales	13,864	5,938	—	19,802	—	19,802
Pawn service charges	174,651	58,348	—	232,999	—	232,999
Other revenues	67	247	93	407	—	407
Total revenues	484,729	167,996	93	652,818	—	652,818
Merchandise cost of goods sold	172,330	73,194	—	245,524	—	245,524
Jewelry scrapping cost of goods sold	11,279	5,468	—	16,747	—	16,747
Gross profit	301,120	89,334	93	390,547	—	390,547
Segment and corporate expenses (income):
Store expenses	195,217	66,727	—	261,944	—	261,944
General and administrative	—	—	—	—	46,487	46,487
Depreciation and amortization	7,867	5,858	—	13,725	9,045	22,770
Gain on sale or disposal of assets and other	—	(4)	—	(4)	(688)	(692)
Interest expense	—	—	—	—	7,651	7,651
Interest income	(1)	(626)	—	(627)	(122)	(749)
Equity in net income of unconsolidated affiliates	—	—	(1,457)	(1,457)	—	(1,457)
Other expense (income)	—	37	15	52	(11)	41
Segment contribution	$98,037	$17,342	$1,535	$116,914
Income (loss) before income taxes				$116,914	$(62,362)	$54,552

	Nine Months Ended June 30, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$260,545	$70,271	$—	$330,816	$—	$330,816
Jewelry scrapping sales	9,493	9,014	—	18,507	—	18,507
Pawn service charges	143,836	43,520	—	187,356	—	187,356
Other revenues	83	7	338	428	—	428
Total revenues	413,957	122,812	338	537,107	—	537,107
Merchandise cost of goods sold	145,181	45,691	—	190,872	—	190,872
Jewelry scrapping cost of goods sold	7,871	8,205	—	16,076	—	16,076
Gross profit	260,905	68,916	338	330,159	—	330,159
Segment and corporate expenses (income):
Store expenses	188,256	54,005	—	242,261	—	242,261
General and administrative	—	—	—	—	40,870	40,870
Depreciation and amortization	7,972	5,459	—	13,431	9,649	23,080
Loss on sale or disposal of assets and other	27	—	—	27	63	90
Other Charges	—	497	—	497	—	497
Interest expense	—	—	—	—	16,542	16,542
Interest income	—	(1,819)	—	(1,819)	(99)	(1,918)
Equity in net income of unconsolidated affiliates	—	—	(2,409)	(2,409)	—	(2,409)
Other (income) expense	—	(375)	(183)	(558)	169	(389)
Segment contribution	$64,650	$11,149	$2,930	$78,729
Income (loss) before income taxes				$78,729	$(67,194)	$11,535

The following table presents separately identified net earning assets by segment:

(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Corporate Items	Total

As of June 30, 2022
Pawn loans	$159,680	$44,475	$—	$—	$204,155
Inventory, net	101,831	30,882	—	—	132,713

As of June 30, 2021
Pawn loans	$117,186	$39,969	$—	$—	$157,155
Inventory, net	69,136	23,106	—	—	92,242
NOTE 12: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	June 30, 2022	June 30, 2021	September 30, 2021

Gross pawn service charges receivable	$42,277	$31,648	$37,360
Allowance for uncollectible pawn service charges receivable	(10,277)	(6,683)	(8,023)
Pawn service charges receivable, net	$32,000	$24,965	$29,337

Gross inventory	$136,475	$98,761	$115,300
Inventory reserves	(3,762)	(6,519)	(4,311)
Inventory, net	$132,713	$92,242	$110,989

Prepaid expenses and other	$14,660	$7,278	$5,386
Accounts receivable and other	7,465	7,111	9,322
Income taxes receivable	7,697	13,954	16,302
Prepaid expenses and other current assets	$29,822	$28,343	$31,010

Property and equipment, gross	$298,502	$283,304	$284,867
Accumulated depreciation	(246,997)	(227,674)	(231,056)
Property and equipment, net	$51,505	$55,630	$53,811

Accounts payable	$19,480	$19,325	$22,462
Accrued payroll	11,840	11,624	9,093
Incentive accrual	14,128	10,458	16,868
Other payroll related expenses	7,167	11,269	10,695
Accrued sales and VAT taxes	7,672	13,894	10,936
Accrued income taxes payable	1,116	3,722	3,826
Other current liabilities	15,163	14,674	16,388
Accounts payable, accrued expenses and other current liabilities	$76,566	$84,966	$90,268

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
Seasonality and Quarterly Results
In the United States, PSC is historically highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. PSC is historically lowest in our third fiscal quarter (April through June) following the tax refund season and merchandise sales are highest in our first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the availability of tax refunds. In Latin America, most of our customers receive additional compensation from their employers in December, and many receive additional compensation in June or July, applying downward pressure on loan balances and fueling some merchandise sales in those periods. As a net effect of these and other factors and excluding discrete charges, our consolidated income/loss before tax is generally highest in our first fiscal quarter (October through December) and lowest in our third fiscal quarter (April through June). These historical trends have been impacted by COVID-19, but we expect these historical trends to return in the future.
Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher PSC. The following chart presents sources of gross profit*, including PSC, merchandise sales gross profit ("Merchandise sales GP") and jewelry scrapping gross profit ("Jewelry Scrapping GP") for the three and nine months ended June 30, 2022 and 2021:
The following chart presents sources of gross profit by geographic disbursement for the three and nine months ended June 30, 2022 and 2021:
* We have relabeled "net revenues" to "gross profit" throughout our filings, which we believe will improve comparability across industries and companies. This change is effective for this and future filings.

Business Developments
COVID-19
The COVID-19 pandemic adversely affected our gross profit and earnings during the latter half of fiscal 2020 and into fiscal 2021. During the latter part of fiscal 2021, we saw pawn transaction activity start to rebuild. That has continued to date, and our pawn loans outstanding ("PLO") balances now exceed pre-pandemic levels, which will drive accelerating pawn service charges ("PSC") revenue in the coming quarters given the natural lag between pawn originations and related fees. Despite the recovery in pawn transaction activity, the continuing pandemic, driven by the proliferation of various COVID-19 variants, continues to affect portions of our business, such as managing appropriate staffing at the store level. Our estimates, judgments and assumptions related to COVID-19 could vary over time, and there can be no assurance that the continuing pandemic will not have an adverse effect on our results of operations, financial position and cash flows in future periods.
Share Repurchase Program
On May 3, 2022, the Company's Board of Directors approved a new share repurchase program, which will replace the previous program that was suspended in March 2020. Under the new program, the Company is authorized to repurchase up to $50 million of its outstanding Class A Non-Voting common share over the next three years. Refer to "Liquidity and Capital Resources — Sources and Uses of Cash" below.
Investment in Cash Converters International
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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and nine months ended June 30, 2022 and June 30, 2021 were as follows:

	June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2022	2021	2022	2021	2022	2021

Mexican peso	20.2	19.9	20.0	20.0	20.4	20.3
Guatemalan quetzal	7.6	7.6	7.5	7.6	7.5	7.6
Honduran lempira	24.2	23.6	24.2	23.7	24.1	23.8
Peruvian sol	3.7	3.9	3.7	3.8	3.8	3.7

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
Store Count by Segment

	Three Months Ended June 30, 2022
	U.S. Pawn	Latin America Pawn	Consolidated

As of March 31, 2022	516	636	1,152
New locations opened	—	8	8
Locations acquired	3	—	3
As of June 30, 2022	519	644	1,163

	Three Months Ended June 30, 2021
	U.S. Pawn	Latin America Pawn	Consolidated

As of March 31, 2021	505	506	1,011
New locations opened	—	4	4
Locations acquired	11	128	139
Locations sold, combined or closed	—	(11)	(11)
As of June 30, 2021	516	627	1,143

	Nine Months Ended June 30, 2022
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2021	516	632	1,148
New locations opened	—	12	12
Locations acquired	3	—	3
As of June 30, 2022	519	644	1,163

	Nine Months Ended June 30, 2021
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2020	505	500	1,005
New locations opened	—	10	10
Locations acquired	11	128	139
Locations sold, combined or closed	—	(11)	(11)
As of June 30, 2021	516	627	1,143

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021
These tables, as well as the discussion that follows, should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended June 30,		Change
(in thousands)	2022	2021

Gross profit:
Pawn service charges	$59,322	$44,039	35%

Merchandise sales	94,005	84,465	11%
Merchandise sales gross profit	38,120	39,155	(3)%
Gross margin on merchandise sales	41%	46%	(500)bps

Jewelry scrapping sales	5,404	1,908	183%
Jewelry scrapping sales gross profit	898	30	2,893%
Gross margin on jewelry scrapping sales	17%	2%	1,500bps

Other revenues	21	32	(34)%
Gross profit	98,361	83,256	18%

Segment operating expenses:
Store expenses	66,036	62,507	6%
Depreciation and amortization	2,572	2,600	(1)%
Segment operating contribution	29,753	18,149	64%

Other segment income	(1)	—	*
Segment contribution	$29,754	$18,149	64%

Other data:
Net earning assets (a)	$261,511	$186,322	40%
Inventory turnover	2.5	2.8	(11)%
Average monthly ending pawn loan balance per store (b)	$290	$206	41%
Monthly average yield on pawn loans outstanding	14%	14%	—bps
Pawn loan redemption rate	85%	88%	(300)bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

PLO increased 36% to $159.7 million (36% on a same store basis), our highest level to-date, due to increased loan demand reflecting a recovery above pre-COVID levels.
Total revenue was up 22%, and gross profit increased 18% driven by increased pawn service charges, which were up 35% as a result of higher average PLO for the quarter.
Merchandise sales increased 11% due to our improved retail strategy. Offsetting the sales increase, merchandise sales gross margin decreased to 41% from 46% reflecting a return to more normalized margins.
Inventory turnover decreased to 2.5x from 2.8x due to increased inventory levels in the current quarter and stimulus impacts in the prior year.
Store expenses increased 6% primarily due to increased store count and labor increases in line with business activity.
Segment contribution increased $11.6 million or 64%, due to the changes described above.

Segment store count increased by three acquired stores during the quarter.
Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Constant Currency and Same Store Financial Information."

	Three Months Ended June 30,
(in thousands)	2022 (GAAP)	2021 (GAAP)	Change (GAAP)	2022 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$20,969	$16,392	28%	$20,953	28%

Merchandise sales	34,329	23,343	47%	34,315	47%
Merchandise sales gross profit	10,047	8,114	24%	10,046	24%
Gross margin on merchandise sales	29%	35%	(600)bps	29%	(600)bps

Jewelry scrapping sales	1,764	3,765	(53)%	1,761	(53)%
Jewelry scrapping sales gross profit	103	170	(39)%	103	(39)%
Gross margin on jewelry scrapping sales	6%	5%	100bps	6%	100bps

Other revenues, net	7	—	—%	7	—%
Gross profit	31,126	24,676	26%	31,109	26%

Segment operating expenses:
Store expenses	23,394	19,296	21%	23,383	21%
Depreciation and amortization	1,987	1,806	10%	1,986	10%
Other Charges	—	497	*	—	*
Segment operating contribution	5,745	3,077	87%	5,740	87%

Other segment income	(352)	(489)	(28)%	(352)	(28)%
Segment contribution	$6,097	$3,566	71%	$6,092	71%

Other data:
Net earning assets (a)	$75,357	$63,075	19%	$76,323	21%
Inventory turnover	3.7	4.0	(8)%	3.7	(8)%
Average monthly ending pawn loan balance per store (b)	$69	$65	6%	$69	6%
Monthly average yield on pawn loans outstanding	16%	16%	—bps	16%	—bps
Pawn loan redemption rate (c)	79%	79%	—bps	79%	—bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(c)	Rate is solely inclusive of results from Mexico Pawn.

	2022 Change (GAAP)	2022 Change (Constant Currency)
Same Store data:
PLO	9%	10%
PSC	17%	17%
Merchandise Sales	29%	29%
Merchandise Sales Gross Profit	9%	9%
Store Expenses	4%	6%

In the current quarter, we opened eight de novo stores, bringing total segment store-count to 644.
PLO increased 11% to $44.5 million (13% on constant currency basis). On a same store basis, PLO increased 9% (10% on a constant currency basis), also the highest level to-date, due to increased loan demand reflecting a recovery above pre-COVID levels.
Total revenue was up 31% (31% on a constant currency basis), while gross profit increased 26% (26% on a constant currency basis).
PSC increased 28% in the current quarter to $21.0 million (up 28% to $21.0 million on a constant currency basis) as a result of higher average PLO for the quarter.
Merchandise sales increased 47% (47% on a constant currency basis) and 29% on a same store basis (29% on a constant currency basis) reflecting a renewed focus on customer engagement. Offsetting the sales increase, merchandise sales gross margin decreased from 35% to 29% reflecting a return to more normalized margins.
Net inventory increased 34% (35% on a constant currency basis). Inventory turnover remains strong at 3.7x, down from 4.0x.
Store expenses increased $4.1 million or 21% (21% on a constant currency basis) primarily due to growth in labor and year-over-year store count in line with increased business activity. On a same-store basis, store expenses increased by $0.2 million or 4% (6% on a constant currency basis).
Segment contribution increased $2.5 million, or 71%, to $6.1 million ($2.5 million or 71% on a constant currency basis).

Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Three Months Ended June 30,		Change
(in thousands)	2022	2021

Gross profit:
Consumer loan fees, interest and other	$21	$89	(76)%
Gross profit	21	89	(76)%

Segment operating expenses:
Equity in net income of unconsolidated affiliates	(1,758)	(643)	173%
Segment operating contribution	1,779	732	143%

Other segment expense	19	18	6%
Segment contribution	$1,760	$714	146%
Segment contribution was $1.8 million, an increase of $1.0 million due to the increase in equity income for our unconsolidated affiliates.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended June 30,		Percentage Change
(in thousands)	2022	2021

Segment contribution	$37,611	$22,429	68%
Corporate expenses (income):
General and administrative	18,715	14,589	28%
Depreciation and amortization	3,187	3,013	6%
Interest expense	2,693	5,569	(52)%
Interest income	—	(28)	(100)%
Other (income) expense	(66)	52	*
Income (loss) before income taxes	13,082	(766)	1,808%
Income tax expense	867	1,804	(52)%
Net income (loss)	$12,215	$(2,570)	575%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution increased $15.2 million or 68% over the prior year quarter primarily due to the improved operating results of the segments above.
General and administrative expenses increased $4.1 million or 28%, primarily due to a litigation accrual and increased performance-based incentive compensation.
Interest expense decreased $2.9 million primarily driven by the ASU 2020-06 accounting policy change which no longer requires debt discount be included on our balance sheet effective October 1, 2021. The policy change eliminates the non-cash interest amortization of that debt discount. See Note 1: Organization And Summary Of Significant Accounting Policies to the consolidated financials for further discussion of this recently adopted accounting policy.
Income tax expense decreased $0.9 million primarily due to the expiration of the statute of limitations on certain FIN 48 reserves this quarter, partially offset by an increase in income before income taxes of $13.8 million this quarter compared to the prior year quarter.
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

Nine Months Ended June 30, 2022 vs. Nine Months Ended June 30, 2021
The tables below and discussion that follows should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Nine Months Ended June 30,		Change
(in thousands)	2022	2021

Gross profit:
Pawn service charges	$174,651	$143,836	21%

Merchandise sales	296,147	260,545	14%
Merchandise sales gross profit	123,817	115,364	7%
Gross margin on merchandise sales	42%	44%	(200)bps

Jewelry scrapping sales	13,864	9,493	46%
Jewelry scrapping sales gross profit	2,585	1,622	59%
Gross margin on jewelry scrapping sales	19%	17%	200bps

Other revenues	67	83	(19)%
Gross profit	301,120	260,905	15%

Segment operating expenses:
Store expenses	195,217	188,256	4%
Depreciation and amortization	7,867	7,972	(1)%
Segment operating contribution	98,036	64,677	52%

Other segment (income) expense	(1)	27	*
Segment contribution	$98,037	$64,650	52%

Other data:
Average monthly ending pawn loan balance per store (a)	$290	$218	33%
Monthly average yield on pawn loans outstanding	14%	14%	—bps
Pawn loan redemption rate	84%	87%	(300)bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Pawn service charges increased 21% as a result of higher average PLO for the year.
Merchandise sales increased 14% compared to the prior year. Offsetting the sales increase, merchandise sales gross margin decreased 200 bps reflecting a return to more normalized margins.
Store expenses increased by 4% primarily due to increased store count and labor expenses associated with increased business activity.
Segment contribution increased $33.4 million primarily due to the changes described above.

Latin America Pawn
The following table presents selected summary financial data our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Constant Currency and Same Store Financial Information” above.

	Nine Months Ended June 30,
(in thousands)	2022 (GAAP)	2021 (GAAP)	Change (GAAP)	2022 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$58,348	$43,520	34%	$58,497	34%

Merchandise sales	103,463	70,271	47%	104,031	48%
Merchandise sales gross profit	30,269	24,580	23%	30,436	24%
Gross margin on merchandise sales	29%	35%	(600)bps	29%	(600)bps

Jewelry scrapping sales	5,938	9,014	(34)%	5,948	(34)%
Jewelry scrapping sales gross profit	470	809	(42)%	472	(42)%
Gross margin on jewelry scrapping sales	8%	9%	(100)bps	8%	(100)bps

Other revenues, net	247	7	*	248	*
Gross profit	89,334	68,916	30%	89,653	30%

Segment operating expenses:
Store expenses	66,727	54,005	24%	67,029	24%
Depreciation and amortization	5,858	5,459	7%	5,883	8%
Other Charges	—	497	*	—	*
Segment operating contribution	16,749	8,955	87%	16,741	87%

Other segment income (a)	(593)	(2,194)	(73)%	(696)	(68)%
Segment contribution	$17,342	$11,149	56%	$17,437	56%

Other data:
Average monthly ending pawn loan balance per store (a)	$63	$58	9%	$63	9%
Monthly average yield on pawn loans outstanding	16%	16%	—bps	16%	—bps
Pawn loan redemption rate (b)	80%	81%	(100)bps	80%	(100)bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(b)	Rate is solely inclusive of results from Mexico Pawn.

	2022 Change (GAAP)	2022 Change (Constant Currency)
Same Store data:
PLO	9%	10%
PSC	21%	21%
Merchandise Sales	24%	25%
Merchandise Sales Gross Profit	7%	8%
Store Expenses	4%	6%
During the nine months ended June 30, 2022, our Latin America pawn segment opened twelve de novo stores.
PSC increased 34% to $58.3 million (34%  to $58.5 million on a constant currency basis) as a result of higher average PLO for the year.
Merchandise sales increased 47% (48% on a constant currency basis) and 21% on a same store basis (21% on a constant currency basis). Offsetting the sales increase, merchandise sales gross margin decreased 600 bps from 35% to 29% (29% on a constant currency basis) reflecting a return to more normalized margins.

Store expenses increased by 24% (24% on a constant currency basis) primarily due to growth in store count. On a same-store basis, store expenses increased by $0.9 million or 4% (6% on a constant currency basis) due to rising labor costs resulting from growing transaction volume.
Segment contribution increased $6.2 million, or 56%, to $17.3 million. This increase was primarily due to the changes in revenue and store expenses described above.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Nine Months Ended June 30,		Change
(in thousands)	2022	2021

Gross profit:
Consumer loan fees, interest and other	93	338	(72)%
Gross profit	93	338	(72)%

Segment operating expenses:
Equity in net income of unconsolidated affiliates	(1,457)	(2,409)	(40)%
Segment operating contribution	1,550	2,747	(44)%

Other segment loss (income)	15	(183)	(108)%
Segment contribution	$1,535	$2,930	(48)%

Segment income was $1.5 million, a decrease of $1.4 million from the prior-year nine months ended June 30, 2022, primarily due to the decrease in equity income for our unconsolidated affiliates. The decrease in equity in net income in the current nine months ended June 30, 2022 was primarily due to our equity pickup of Cash Converters' net results which included an impairment, primarily of its ROU leased assets, that was attributed to COVID-19.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Nine Months Ended June 30,		Percentage Change
(in thousands)	2022	2021

Segment contribution	$116,914	$78,729	49%
Corporate expenses (income):
General and administrative	46,487	40,870	14%
Depreciation and amortization	9,045	9,649	(6)%
(Gain) loss on sale or disposal of assets	(688)	63	*
Interest expense	7,651	16,542	(54)%
Interest income	(122)	(99)	23%
Other (income) expense	(11)	169	(107)%
Income from continuing operations before income taxes	54,552	11,535	373%
Income tax expense	11,729	4,476	162%
Net income	$42,823	$7,059	507%

*	Represents a percentage computation that is not mathematically meaningful.

Segment contribution increased $38.2 million or 49% over the prior year 9 months ended June 30, 2021, primarily due to the improved operating results of the segments above.
General and administrative expenses increased $5.6 million or 14%, primarily due to a litigation accrual and increased salaries, including performance-based incentive compensation.
Interest expense decreased $8.9 million primarily driven by the ASU 2020-06 accounting policy change which no longer requires debt discount be included on our balance sheet effective October 1, 2021. The policy change eliminates the non-cash interest amortization of that debt discount. See Note 1: Organization And Summary Of Significant Accounting Policies to the consolidated financials for further discussion of this recently adopted accounting policy.
Income tax expense increased $7.3 million primarily due to an increase in income before income taxes of $43.0 million for the nine months ended June 30, 2022 compared to the same prior year nine month period.
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
Cash and Cash Equivalents
Our cash and equivalents balance was $222.3 million at June 30, 2022 compared to $253.7 million at September 30, 2021. At June 30, 2022, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.

Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Nine Months Ended June 30,		Percentage Change
(in thousands)	2022	2021

Cash flows provided by operating activities	$48,494	$33,122	46%
Cash flows used in investing activities	(81,589)	(37,086)	120%
Cash flows used in financing activities	(792)	(16,202)	(95)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,219	5,076	(76)%
Net decrease in cash, cash equivalents and restricted cash	$(32,668)	$(15,090)	116%

The increase in cash flows provided by operating activities year-over-year was primarily due to a $35.8 million increase in net income, partially offset by cash outflows used to purchase inventory and other changes to working capital.
The $44.5 million increase in cash flows used in investing activities year-over-year was primarily due to $16.5 million in outgoing cash flows used to fund other investments and an increase of $66.2 million in net pawn lending, partially offset by an $35.5 million increase in the sale of forfeited collateral. Of the $16.5 million used to fund other investments, $15.0 million was invested in Founders, as discussed in Note 6: Strategic Investments in Part I, Item 1 - Notes to Interim Condensed Consolidated Financial Statements.
The net effect of these changes was a $32.7 million decrease in cash on hand during the current year to date period, resulting in a $231.0 million ending cash and restricted cash balance.
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
To date, there were no stock repurchases under the new program.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Our principal executive officer and principal financial officer have concluded that as of June 30, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

EZCORP, INC.

Date:	August 3, 2022	/s/Timothy K. Jugmans
Timothy K. Jugmans, Chief Financial Officer