Form 10-K
period 2022-09-30
EZCORP INC
filed 2022-11-16
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2022 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $316 million, based on the closing price on the NASDAQ Stock Market on March 31, 2022.
As of November 9, 2022, 53,338,983 shares of the registrant’s Class A Non-Voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
YEAR ENDED SEPTEMBER 30, 2022

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
Unless otherwise specified, references to the “Company,” “we,” “our,” “us” and “EZCORP” refer to EZCORP, Inc. and its consolidated subsidiaries, collectively. References to a “fiscal” year refer to our fiscal year ended September 30 of the specified year. For example, “fiscal 2022” refers to the fiscal year ended September 30, 2022. All currency amounts preceded with “$” are stated in U.S. dollars, except as otherwise indicated.
ITEM 1. BUSINESS
Purpose, Vision and Strategy
EZCORP, Inc. is a leading provider of pawn services in the United States and Latin America with over 1,175 locations and approximately 7,000 Team Members. We are a Delaware corporation headquartered in Austin, Texas.
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
That strategy consists of three fundamental pillars:
•Strengthen the Core — Renewed focus on the unique and essential elements of our pawn business.
•Cost Management and Simplification — Management of cost base through ongoing simplification.
•Innovate and Grow — Broaden customer engagement to serve more customers more frequently in more locations.
And we rely on four foundational capabilities to execute our strategy and achieve our purpose:
•Team Members — We enable diverse, engaged and tenured teams with a true passion for pawnbroking.
•IT and Data Modernization — We modernize our IT and data assets to capitalize on growth opportunities and create greater value at every customer interaction.
•Risk Management and Building a Culture of Compliance — We are continually focused on improving capabilities to manage operational, financial, regulatory, compliance, information security and reputational risk.
•Environment, Social and Governance (ESG) — We prioritize developing the foundational elements of a comprehensive and integrated sustainability program to make everyday living more affordable and sustainable.
Overview of Our Business
At September 30, 2022, we operated a total of 1,175 locations, consisting of:
•515 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);
•528 Mexico pawn stores (operating primarily as Empeño Fácil and Cash Apoyo Efectivo); and

•132 pawn stores in Guatemala, El Salvador and Honduras (operating as GuatePrenda and MaxiEfectivo).
At our pawn stores, we advance cash against the value of collateralized tangible personal property and sell merchandise to customers looking for good value. The merchandise we sell primarily consists of second-hand collateral forfeited from our pawn activities or merchandise purchased from customers. By store count, we are the second largest pawn store owner and operator in the U.S. and one of the largest in Latin America. We also offer web-based applications named EZ+ that allow customers to manage their pawn transactions, layaways and loyalty rewards online.
In addition to our core pawn business in the U.S. and Latin America, we have made the following strategic investments:
•We own 43.7% of Cash Converters International Limited (“Cash Converters”), a publicly traded company (ASX: CCV) headquartered in Perth, Western Australia. Cash Converters and its controlled companies comprise a diverse group generating revenues from franchising, store operations, personal finance (including pawn transactions) and vehicle finance in over 700 stores across 14 countries.
•We own approximately 14.6% of Rich Data Corporation (“RDC”), a Singapore-based software-as-a-service company that utilizes global financial services expertise, advanced artificial intelligence and non-traditional data to deliver a next-generation credit scoring and decisioning platform.
•We own a preferred interest in a private company that has majority ownership in Simple Management Group, Inc. (“SMG”), which owns and operates 21 pawn stores principally in the Caribbean, with plans to build and acquire more stores in that region.
We generate revenues primarily from pawn service charges (“PSC”) on pawn loans outstanding (“PLO”), merchandise sales and jewelry scrapping. We remain focused on optimizing our balance of PLO and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit ("Merchandise sales GP") and jewelry scrapping gross profit ("Jewelry scrapping GP") for fiscal 2022, fiscal 2021 and fiscal 2020:

The following charts present sources of gross profit by geographic disbursement for fiscal 2022, fiscal 2021 and fiscal 2020:
Segment and Geographic Information
We conduct our business globally and manage our business by geography. Our business is organized into the following reportable segments:
•U.S. Pawn, which includes our EZPAWN, Value Pawn & Jewelry and other branded pawn operations in the United States;
•Latin America Pawn, which includes our Empeño Fácil, Cash Apoyo Efectivo (“CAE”) and other branded pawn operations in Mexico, as well as our GuatePrenda and MaxiEfectivo pawn operations in Guatemala, El Salvador and Honduras (referred to as “GPMX”); and
•Other Investments, which includes our equity interest in Cash Converters and our investments in RDC and SMG.
The following table presents store data by segment:

	Company-owned Stores
	U.S. Pawn	Latin America Pawn	Other Investments	Consolidated

As of September 30, 2019	512	480	22	1,014
New locations opened	—	23	—	23
Locations acquired	—	—	—	—
Locations sold, combined or closed	(7)	(3)	(22)	(32)
As of September 30, 2020	505	500	—	1,005
New locations opened	—	15	—	15
Locations acquired	11	128	—	139
Locations sold, combined or closed	—	(11)	—	(11)
As of September 30, 2021	516	632	—	1,148
New locations opened	—	28	—	28
Locations acquired	3	—	—	3
Locations sold, combined or closed	(4)	—	—	(4)
As of September 30, 2022	515	660	—	1,175
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
As of September 30, 2022, we had a closing PLO balance of $210.0 million. In fiscal 2022, PSC accounted for approximately 36% of our total revenues and 61% of our gross profit.
In the U.S., our PSC rates generally vary between 13% and 25% per month as permitted by applicable law, and the pawn term generally ranges between 30 and 90 days. Individual pawn transactions typically average between $140 and $170.
In Mexico, PSC rates generally vary between 15% and 21% per month as permitted by applicable law, and the pawn primary term is 30 days. Individual pawn transactions typically average between 1,100 and 1,400 Mexican pesos, or approximately $60 to $70 on average using the average exchange rate for fiscal 2022.
In GPMX, PSC rates generally vary between 12% and 18% per month as permitted by applicable law, and the pawn primary term is 30 days. Individual pawn transactions are made in the local currency of the country and typically average between $100 and $120 using the average exchange rates for fiscal 2022. The average transaction amounts tend to be higher in the GPMX countries than in Mexico due to the higher concentration of jewelry used as pawn collateral.
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
The redemption rate represents the percentage of pawns made that are repaid, renewed or extended, including pawns that may be extended multiple times in a given time period. The following table presents our redemption rates by segment:

	Fiscal Year Ended September 30,
Redemption Rate	2022	2021	2020

U.S. Pawn	84%	86%	88%
Latin America Pawn	79%	80%	78%
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
Customers in the U.S. and the majority of our Latin America stores may purchase a product protection plan that allows them to exchange certain general merchandise (non-jewelry) sold through our retail pawn operations within six months of purchase. In the U.S., we also offer a jewelry VIP package, which guarantees customers a minimum future pawn advance amount on the item sold, allows them full credit if they trade in the item to purchase a more expensive piece of jewelry and provides minor repair service on the item sold. Customers may also purchase an item on layaway by paying a minimum layaway deposit of typically 10% of the item’s sale price, in addition to an upfront fee. We hold items on layaway for a 90-to-180-day period, during which the customer is required to pay the balance of the sales price through a series of installment payments. If a payment is missed, we hold the item for up to 30 days, after which it is returned to active inventory for sale.
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
Human Capital Management
Engagement Survey
We launched a Global Employee Engagement Survey, administered by Glint, in June 2022, and had an 81% participation rate with an overall engagement score of 81. Our engagement score is six points higher than the global benchmark, which contains data from over 900 companies of varying size across a variety of industries (Finance, Healthcare, Manufacturing, Professional Services, Retail, Technology and Utilities) and includes results from over eight million respondents located in over 150 countries.
Our top strengths were Career, Customer Focus and Growth. Our focus areas for improvement included Team, Valued Teammate, and Work-Life Balance. Team Members provided over 9,200 comments with mixed sentiment, 26% positive, 39% neutral and 35% negative. To ensure we address issues raised in the survey, all people leaders at the District Manager and above level will have Engagement Objectives for fiscal 2023, guided by actions that will yield the greatest business and Team Member impact.
Talent Management and Development
We employ approximately 7,000 Team Members across all our geographies, including over 3,300 in United States, just under 2,900 in Mexico and around 800 in Central America. We seek to hire and promote Team Members to lead the way today and to step into greater roles in the future. We achieve this goal through Training and Development programs that Team Members can use to plan their careers and identify future growth opportunities. We engage Team Members at all levels so we can understand their professional and personal goals, identify high potential future leaders to strengthen our internal bench, support them in their journey and retain our talent.
In our pawn stores we provide:
•An onboarding program that blends online and hands-on training in the art and science of pawnbroking;
•Career path programs aligned with our talent and succession strategy, emphasizing career progression and individual development programs; and
•A learning experience that unlocks and accelerates Team Member potential as well as business growth.
Our investment in store-level Team Members produced tangible results during fiscal 2022:
•High scoring questions in our 2022 Global Employee Engagement Survey included “I know the career path(s) available to me at EZCORP” (with an 86% favorability rating) and “I have good opportunities to learn and develop at EZCORP” (with an 83% favorability rating).
•Over 65% of managerial positions are filled via internal promotion.
In our Corporate Support Center, we reinforced the utilization of our career and competency framework to build individual development plans to guide the career paths of corporate Team Members and to prepare them for future roles.
Culture and Ethics
Culture is critical to our long-term success and to our ability to attract, develop and retain the top talent needed to accomplish our Purpose, Vision and Strategy.

Our values — People, Pawn, Passion — define our priorities as a business, and our Guiding Principles — Leadership, Customer Service, Accountability, Respect, Diversity and Sustainability — characterize the expectations for how we interact with Team Members, customers and communities. Various tools are used to globally demonstrate commitment to our principles, values, and positive culture, including a plain-language Code of Conduct and supporting policies, annual training on expectations and clear communications from executive management reinforcing ethical behavior and a positive culture.
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

Diversity and Inclusion
At EZCORP, we foster an environment that values diversity, inclusion, and development for all. In our 2022 Global Employee Engagement Survey, 81% of participants responded positively to the question, “I feel a sense of belonging at EZCORP.” In fiscal 2022, we completed the actions of our two-year Diversity and Inclusion Strategic Plan with four goals:
•Commitment and Accountability — Demonstrate commitment and accountability through corporate policy, communications and actions that advance the goals of the plan.
•Workplace Inclusion — Foster work environments that value diversity and inclusion and encourage collaboration, flexibility, and fairness.
•Diverse Workforce — Recruit and promote from diverse, qualified candidate pools to increase diversity of perspectives and experiences.
•Sustainability — Identify and eliminate systemic barriers by embedding diversity and inclusion in all human capital life cycle policies and practices.
Key changes include:
•Analyzing Diversity and Inclusion results within the Engagement Survey;
•Providing Diversity Dashboard reporting to the Board of Directors and executive management;
•Implementing annual training and education on Diversity and Inclusion matters;
•Implementing Women’s Empowerment (U.S. and Latin America) and Black Empowerment (U.S.) Affinity Groups;
•Implementing required “blind” resume review process for all corporate office hiring; and
•Implementing a requirement that, for all Store Manager and above positions, the interview and selection process must include one diverse Team Member.

Fiscal 2022 U.S. Race and Ethnicity Demographics (1) (2)

Fiscal 2022 Global Gender Demographics (2)
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
The structure of our compensation programs balances incentive earnings for both short-term and long-term performance. Specifically:
•We provide wages and incentive plans that are competitive and consistent with positions, skill levels, experience, knowledge, and geographic location. Additionally, on an annual basis (U.S.) gender and racial/ethnic analysis is performed to ensure pay equity.
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
Health and Safety
Our commitment to our Team Members is to provide a safe and injury-free workplace. We continue to invest in programs designed to improve physical, mental, and social well-being. Throughout our response to COVID-19, our priority has remained protecting the health and safety of our Team Members and customers.
In fiscal 2022, our leadership team regularly reviewed and adapted our policies and practices based on evolving information related to the COVID-19 pandemic. Our pawn locations are provided with personal protective equipment and enhanced cleaning supplies and are required to adhere to appropriate protocols for social distancing, limiting density, taking temperatures and reporting exposures.
Management and Oversight
The People and Compensation Committee of the Board of Directors has primary responsibility for analyzing, advising and (as appropriate) approving executive compensation. The committee is also responsible for organizational development matters and otherwise assisting the Board of Directors in its overall responsibility to enable EZCORP to attract, retain, develop, and motivate qualified executives who will contribute to the long-term success of the Company.
The committee actively participates in the executive recruitment and selection process. Committee members are instrumental in the executive talent management and succession processes, including the review and attainment of annual objectives for our executive officers. All Executive Officers have a minimum of one objective related to People, generally broken into the areas of Employee Engagement Scores, Voluntary Attrition and Inclusion.

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
•Virtually all of the merchandise we sell is pre-owned, which contributes to second-hand goods recycling and the circular economy. In fiscal 2022, we sold more than 5.6 million pre-owned items, including over 3.2 million items in the consumer electronics, camera and household goods categories, 1.5 million other general merchandise items (such as tools and musical instruments) and 775,000 jewelry items. In addition, through our jewelry scrapping activities, we recycle significant volumes of gold and diamonds. All of these activities effectively extend the useful life of many products, reducing waste and lessening the demand for new manufacturing and mining.
•Our store operations themselves leave a relatively small carbon footprint when compared to big-box or other mass retailers that rely on manufacturers and extensive supply chain and distribution channels. Our stores are relatively small (generally 3,300 square feet or less). To reduce energy consumption, we have installed energy-efficient LED lighting in 70% of our U.S. stores and are working to convert the remaining stores across all geographies.
•In all of our facilities, including our corporate support offices, we promote environmental stewardship by reducing consumption, recycling paper products (approximately 1 million pounds across all U.S. locations during fiscal 2022) and responsibly disposing of end-of-life computers, electronics and related accessories through recycling or other sound e-waste processing. Our corporate office in Austin, Texas is LEED Certified Silver status.
Social Responsibility
Our business promotes social responsibility in the following ways:
•Our business serves as an essential and responsible financial resource for many unbanked and or underserved consumers who have limited access to traditional forms of capital or credit and comprise a large majority of our customer base. We improve the reach and access to financial services through neighborhood-based stores, supported by digital offerings. We provide instant access to cash in transactions that generally average around $170 or less. Our pawn transactions are simple, transparent, regulated and safe, and funding approval is based on the valuation of the collateral item, not on the credit worthiness of the customer. The customer is under no legal obligation to repay the amount advanced; we do not engage in collection efforts or take other legal actions against our customers; and we do not report transaction histories to external credit agencies. Rather, the customer may choose to repay the amount advanced or forfeit the collateralized merchandise.
•Our stores facilitate transactions in a safe and secure environment for Team Members and customers. During the COVID-19 pandemic, we implemented various safety protocols, including social distancing, mask wearing and enhanced cleaning and sanitation practices, for the health and safety of our Team Members and customers.
•Customer satisfaction measurement and feedback are key factors in improving our customer service and Team Member engagement. To capture direct customer feedback, we have enabled Google Reviews across all stores and have received over 125,000 Google Reviews with an average satisfaction rating of 4.8 out of 5 in the U.S.

•We offer customers multiple payment options, including cross-store, over-the-phone and web-based and mobile platforms, reducing their need to travel to the stores to make payments. Online payments are accepted on layaway, pawn extension and bulk payments, with electronic payment receipts delivered on these transactions.
•Through the EZCORP Foundation Scholarship Fund, we provided financial assistance to the dependents of our U.S.-based Team Members pursuing higher education, and have issued a total of $180,000 in scholarship awards towards college expenses for recipients with demonstrated financial need, academic merit and commitment to leadership.
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
•Even though we are a “Controlled Company” under the Nasdaq Listing Rules, we maintain the governance standards required of all publicly-listed Nasdaq companies, including:
•Independent directors comprise a majority of our Board of Directors. In fact, four of the seven members of our Board of Directors meet all of the “independence” requirements set forth in the Nasdaq Listing Rules, and none of the independent directors have any past or existing relationship with our controlling stockholder outside of their Board service.
•All of our standing Board committees (Audit Committee, People and Compensation Committee and Nominating Committee) are comprised of solely independent directors.
•We satisfy Nasdaq’s board diversity rules, with two of our seven Board members being diverse directors, one of whom self-identifies as female and an underrepresented minority and one whom self-identifies as an underrepresented minority.
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
During fiscal 2022, we continued our expansion in Latin America with the opening of 28 de novo stores (20 in Mexico and 8 in Guatemala). We now own a total of 660 stores in Latin America, representing 56% of our total pawn stores. In fiscal 2022, these stores represented 23% of our consolidated gross profit as the average scale of Latin America pawn stores is smaller than in the U.S. We see opportunity for further expansion in Latin America through both acquisitions and de novo openings.
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
The pawn industry in Latin America is also fragmented, but less so than in the United States. The industry consists of pawn stores owned by independent operators and chains, including some not-for-profit organizations. We are the second largest for-profit operator in Mexico and the largest operator in Guatemala. The pawn industry, particularly full-line stores dealing in both general merchandise and jewelry, remains in an expansion stage in Latin America.
Trademarks and Trade Names
We operate our U.S. pawn stores principally under the names “EZPAWN” or “Value Pawn & Jewelry,” our Mexico pawn stores principally under the name “EMPEÑO FÁCIL” and “Cash Apoyo Efectivo,” our Guatemala pawn stores under the name “GuatePrenda,” and our El Salvador and Honduras pawn stores under the name “MaxiEfectivo.” We have registered the names EZPAWN, Value Pawn & Jewelry and EZCORP, among others, with the United States Patent and Trademark Office. In Mexico, we have registered the names “EMPEÑO FÁCIL,” “Bazareño,” “Presta Dinero”, “Montepio San Patricio” and “Cash Apoyo Efectivo” with the Instituto Mexicano de la Propiedad Industrial. We have registered the name “GuatePrenda” in Guatemala and the name “MaxiEfectivo” in Guatemala, El Salvador and Honduras.
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
We are also subject to The Federal Law for the Prevention and Identification of Transactions with Funds from Illegal Sources, which requires reporting of certain transactions exceeding certain monetary limits, the appointment of a compliance officer and maintenance of customer identification records and controls. This law affects all vulnerable activities in Mexico and is intended to detect commercial activities arising from illicit or ill-gotten means through bilateral cooperation between Mexico’s Ministry of Finance and Public Credit and Mexico’s Attorney General’s Office. The law also restricts the use of cash in certain transactions associated with high-value assets and limits, and to the extent possible, money laundering activities protected by the anonymity that such cash transactions provide. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting on “vulnerable activities,” which include pawn transactions exceeding 154,433.10 Mexican pesos and retail transactions of precious metals exceeding 154,433.10 Mexican pesos. Retail transactions of precious metals in cash exceeding 308,866.20 Mexican pesos are prohibited. There are significant fines and sanctions for failure to comply with these rules.
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
For example, a bill was recently introduced in the Illinois legislature proposing a 36% APR rate cap to pawn loans made in the state. If that bill becomes law, then our business in Illinois could be adversely affected.
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
As of September 30, 2022, more than 62% of our U.S. pawn stores were located in Texas (44%) and Florida (18%), and those stores account for a significant portion of our revenues and profitability. The legislative, regulatory and general business environment in Texas and Florida has been relatively favorable for our pawn business activities, but a negative legislative or regulatory change in either of those states could have a material adverse effect on our overall operations and financial performance. Further, as discussed below, areas in Texas and Florida where we have significant operations are particularly susceptible to hurricane and tropical storm activity.
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
Under the terms of the Purchase Agreement related to the sale of our 94%-owned subsidiary, Prestaciones Finmart, S.A.P.I. de C.V., SOFOM, E.N.R. ("Grupo Finmart") to Alpha Holding, S.A. de C.V. (“AlphaCredit”) in September 2016, we remain obligated to indemnify AlphaCredit for any “pre-closing taxes” (i.e., tax obligations arising from the Grupo Finmart business that are attributable to periods prior to the completion of the sale in September 2016). Those obligations continue until the expiration of the statute of limitations applicable to the pre-closing periods. In August 2019, AlphaCredit notified us of a potential indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined. The final payments from AlphaCredit totaling $8.0 million were placed into escrow in 2019 pending resolution of the potential indemnity claim.
The statute of limitations applicable to most of the pre-closing years has now expired, but AlphaCredit has informed us that they filed an amended return for 2016, which they claim extends the statute of limitations for that year. We are in discussions with AlphaCredit regarding the validity of the indemnity claim, the amount of any continuing exposure and whether some or all of the escrow can now be released. Those discussions are complicated by the fact that AlphaCredit is now involved in a concurso mercantil (insolvency) proceeding in Mexico. AlphaCredit is currently in the conciliation phase of the proceeding and management remains in day-to-day control of the business. In the event that the proceedings move to the bankruptcy or liquidation phase, then we will have to continue our discussions with the liquidation trustee.
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
We own 43.7% of the outstanding ordinary shares of Cash Converters, which is a publicly traded company based in Australia. We made the initial investment in November 2009 and have made incremental investments periodically since then. The success of this strategic investment is dependent on a variety of factors, including Cash Converters’s business performance and the market’s assessment of that performance. We have recorded a number of impairments to the carrying value of our investment in Cash Converters in the past. After an analysis of Cash Converters’s stock price performance and other factors, we determined the fair value of our investment in Cash Converters at September 30, 2022 was greater than its carrying value. See Note 5: Strategic Investments of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” If the fair value of our investment declines and we determine that such decline is other-than-temporary, we may be required to further impair our investment and recognize the related investment loss, which would adversely affect our results of operations and financial position in the period of impairment. Furthermore, there can be no assurance that we will be able to dispose of some or all of our investment in Cash Converters on favorable terms, should we decide to do so in the future.
Our ability to recover our investments in Rich Data Corporation and Simple Management Group, Inc. is heavily dependent on the success and performance of those companies, including their respective ability to obtain further debt or equity financing.
We have an investment in RDC and an indirect investment in SMG. See Note 5: Strategic Investments of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” Our ability to recover our investment in either of these companies is heavily dependent on their success and performance, potentially including their ability to obtain further debt or equity financing. To the extent that either of such companies is not successful, we may be required in future periods to impair our investment and recognize related investment losses.
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
The carrying value of our goodwill was $286.8 million, or approximately 21% of our total assets, as of September 30, 2022. We test goodwill and intangible assets with an indefinite life for potential impairment annually, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units.
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
Our certificate of incorporation currently authorizes us to issue up to 100 million shares of Class A Common Stock. Taking into consideration the shares that are issued and outstanding, as well as the shares that have been reserved for issuance pursuant to convertible notes, outstanding equity incentive compensation awards and the conversion of the Class B Common Stock, we had approximately 9.5 million shares of authorized Class A Common Stock available for other uses as of September 30, 2022. Therefore, our ability to issue shares of Class A Common Stock (other than pursuant to the existing reserved-for commitments), or securities or instruments that are convertible into or exchangeable for shares of Class A Common Stock, may be limited until such time additional authorized, unissued and unreserved shares become available or unless we determine we are unlikely to issue all of the shares that are currently reserved. During this time, for example, our ability to complete equity or equity-linked financings or other transactions (including strategic acquisitions) that involve the issuance or potential issuance of Class A Common Stock may be limited. Further, our ability to offer equity-based compensation to our management team may also be limited, which could adversely affect our ability to align management’s incentives with stockholders or attract and retain key management personnel.
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
The COVID-19 pandemic adversely affected our gross profit and earnings during the latter half of fiscal 2020 and into fiscal 2021. During the latter part of fiscal 2021, we saw pawn transaction activity start to rebuild. That has continued to date, and our pawn loans outstanding ("PLO") balances now exceed pre-pandemic levels, which will drive accelerating pawn service charges ("PSC") revenue in the coming quarters given the natural lag between pawn originations and related fees. Despite the recovery in pawn transaction activity, new COVID-19 variants could affect portions of our business, such as managing appropriate staffing at the store level. Our estimates, judgments and assumptions related to COVID-19 could vary over time, and there can be no assurance that the continuing pandemic will not have an adverse effect on our results of operations, financial position and cash flows in future periods.
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
As of September 30, 2022, we had a total of 1,175 stores, 515 of which are located in the U.S., with 44% located in Texas, 18% in Florida and the remainder spread across 18 other states. We also have 528 locations in Mexico, 98 in Guatemala, 18 in El Salvador, and 16 in Honduras.
In addition to our store leases, we lease approximately 120,000 square feet of corporate office space in Austin, Texas (82,663 square feet of which has been subleased to other tenants). We lease other corporate office space in Mexico (8,600 square feet), Guatemala (3,500 square feet), El Salvador (4,500 square feet) and Honduras (1,200 square feet).
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Non-Voting Common Stock (“Class A Common Stock”) is traded on the NASDAQ Stock Market under the symbol “EZPW.” As of November 1, 2022, there were approximately 71 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of November 9, 2022. As of September 30, 2022, the closing sales price of our Class A Common Stock, as reported by the NASDAQ Stock Market, was $7.71 per share.
Stock Performance Graph
The following Stock Performance Graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol: IXIC) and the NASDAQ Other Financial Index (ticker symbol: IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2017. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
2017
2018
2019
2020
2021
2022
EZCORP, INC.
NASDAQ Composite Index
NASDAQ Other Finance Index

Company Index	2017	2018	2019	2020	2021	2022
EZCORP, INC.	$100.00	$112.63	$68.00	$52.95	$79.68	$81.16
NASDAQ Composite Index	$100.00	$123.87	$123.14	$171.91	$222.42	$162.80
NASDAQ Other Finance Index	$100.00	$108.83	$121.13	$126.80	$154.33	$106.34

Share Repurchase Activity
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended September 30, 2022. All repurchases to date were made in open market transactions at prevailing market prices and were executed pursuant to a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934.

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
	(in thousands, except number of shares and average price information)
July 1, 2022 through July 31, 2022	—	$—	—	$50,000
August 1, 2022 through August 31, 2022	79,749	$9.22	79,749	$49,265
September 1, 2022 through September 30, 2022	158,194	$8.22	158,194	$47,965
Quarter ended September 30, 2022	237,943	$8.55	237,943	$47,965

(1)	On May 3, 2022, the Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $50 million of our Class A Non-Voting common shares over a three-year period. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of EZCORP, Inc. and its subsidiaries (collectively, “we,” “us”, “our” or the “Company”) for the two-year period ended September 30, 2022. The following discussion should be read together with our consolidated financial statements and accompanying notes included in “Part II, Item 8 — Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements, and our actual results could differ materially from those anticipated in these forward-looking statements. See “Part I, Item 1A — Risk Factors” and “Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results” below.
Results of Operations
Non-GAAP Financial Information
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide certain other non-GAAP financial information on a constant currency basis ("constant currency") and “same store” basis. We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos, Guatemalan quetzales and other Latin American currencies. We analyze results on a same store basis (which is defined as stores open during the entirety of the comparable periods) to better understand existing store performance without the influence of increases or decreases resulting solely from changes in store count. We believe presentation of constant currency and same store results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations (in the case of constant currency) and our store operations (in the case of same store results) and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a better understanding and evaluation of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not rather than or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the twelve months ended September 30, 2022 and 2021 were as follows:

	September 30,		Twelve Months Ended September 30,
	2022	2021	2022	2021

Mexican peso	20.1	20.5	20.4	20.2
Guatemalan quetzal	7.6	7.6	7.5	7.6
Honduran lempira	24.1	23.9	24.1	23.8
Peruvian sol	3.9	4.1	3.8	3.7

Operating Results
Fiscal 2022 vs. Fiscal 2021
These tables, as well as the discussion that follows, should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
Summary Financial Data
The following table presents selected summary consolidated financial data for fiscal 2022 and fiscal 2021.

	Fiscal Year Ended September 30,		Change
(in thousands)	2022	2021

Gross profit:
Pawn service charges	$320,865	$260,196	23%

Merchandise sales	532,886	442,798	20%
Merchandise sales gross profit	203,504	185,580	10%
Gross margin on merchandise sales	38%	42%	(400) bps

Jewelry scrapping sales	32,033	26,025	23%
Jewelry scrapping gross profit	3,337	3,177	5%
Gross margin on jewelry scrapping sales	10%	12%	(200) bps

Other revenues, net	441	532	(17)%
Gross profit	528,147	449,485	18%

Store expenses	357,417	330,837	8%
General and administrative	64,342	56,495	14%
Depreciation and Amortization	32,140	30,672	5%
(Gain) loss on sale or disposal of assets and other	(674)	83	*
Other charges	—	229	*
Total operating expenses	453,225	418,316	8%

Interest expense	9,972	22,177	(55)%
Interest income	(817)	(2,477)	(67)%
Equity in net income of unconsolidated affiliates	(1,779)	(3,803)	(53)%
Other income	(167)	(790)	(79)%
Total non-operating expenses	7,209	15,107	(52)%

Income before income taxes	67,713	16,062	322%
Income tax expense	17,553	7,450	136%
Net income	$50,160	$8,612	482%

Net pawn earning assets:
Pawn loans	$210,009	$175,901	19%
Inventory, net	151,615	110,989	37%
Total net pawn earning assets	$361,624	$286,890	26%

*	Represents a percentage computation that is not mathematically meaningful.
PLO increased $34.1 million (19%) to $210.0 million. This is the highest period-end PLO balance we have ever recorded. The increase was due to strong loan demand reflecting continued recovery above pre-COVID levels.
Total revenues increased $156.7 million ( 21%), and gross profit increased 18%.
PSC increased $60.7 million ( 23%) as a result of higher PLO. Merchandise sales increased $90.1 million (20%), and merchandise sales gross profit increased $17.9 million (10%), due to a return to more normalized inventory levels and our improved core retail strategy of selling general merchandise inventory in the first 90 days. Gross margin on merchandise sales declined 400 bps to 38%, reflecting a return to more normalized margins, but remained in our targeted range.
Operating expenses increased $34.9 million (8%) primarily due to (a) a $26.6 million increase in store expenses as a result of increased labor in-line with store activity and rent associated with lease renewals and (b) a $7.8 million increase in general and administrative expenses due to asset write-downs associated with IT infrastructure migration and corporate office sublease, a litigation accrual and increased labor and software licensing costs.
Total non-operating expenses decreased $7.9 million (52%). Interest expense decreased $12.2 million, driven by the Accounting Standards Update 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”) accounting policy change, which no longer requires debt discount be included on our balance sheet effective October 1, 2021. The policy change eliminates the non-cash interest amortization of the debt discount. See Note 1: Organization and Summary of Significant Accounting Policies included in “Part II, Item 8 — Financial Statements and Supplemental Data” for further discussion of this recently adopted accounting policy. The interest expense decrease was partially offset by a decrease in equity income for our unconsolidated affiliates primarily due to Cash Converters’ net results, which included an impairment, primarily of its ROU lease assets, that was attributed to COVID-19.
Income tax expense increased $10.1 million primarily due to an increase in income before income taxes of $51.7 million. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations. See Note 11: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.

U.S. Pawn
The following table presents selected summary financial data from our U.S. Pawn segment:

	Fiscal Year Ended September 30,		Change
(in thousands)	2022	2021

Gross profit:
Pawn service charges	$240,982	$196,721	22%

Merchandise sales	391,958	341,495	15%
Merchandise sales gross profit	161,717	150,456	7%
Gross margin on merchandise sales	41%	44%	(300) bps

Jewelry scrapping sales	25,739	15,260	69%
Jewelry scrapping sales gross profit	2,984	2,259	32%
Gross margin on jewelry scrapping sales	12%	15%	(300) bps

Other revenues	83	105	(21)%
Gross profit	405,766	349,541	16%

Segment contribution:
Store expenses	266,114	253,344	5%
Depreciation and amortization	10,552	10,650	(1)%
Segment operating contribution	129,100	85,547	51%
Other segment expenses	49	27	81%
Segment contribution	$129,051	$85,520	51%

Other data:
Average monthly ending pawn loan balance per store (a)	$287	$227	26%
Monthly average yield on pawn loans outstanding	13%	14%	(100) bps
Pawn loan redemption rate	84%	86%	(200) bps

(a)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
PLO continued to increase, ending the year at $163.5 million, up 20% in total and on a same store basis, due to increased loan demand reflecting a recovery above pre-COVID levels.
Total revenues increased 19% and gross profit increased 16%, reflecting higher average PLO for the year driving higher PSC.
PSC increased 22% primarily as a result of higher average PLO.
Merchandise sales increased 15% due to our return to more normalized inventory levels and our improved core retail strategy of selling general merchandise inventory in the first 90 days. Offsetting the sales increase, merchandise sales gross margin decreased 300 bps to 41%, reflecting a return to more normalized margins, but remained in our targeted range.
Store expenses increased 5% primarily due to increased labor in-line with store activity and rent associated with lease renewals.
Segment contribution increased $43.5 million due to the changes described above.
During fiscal 2022, we acquired three stores in the U.S.

Latin America Pawn
The following table presents selected summary financial data from our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Financial Information” above.

	Fiscal Year Ended September 30,
(in thousands)	2022 (GAAP)	2021 (GAAP)	Change (GAAP)	2022 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$79,883	$63,475	26%	$80,199	26%

Merchandise sales	140,928	101,303	39%	141,823	40%
Merchandise sales gross profit	41,787	35,124	19%	42,055	20%
Gross margin on merchandise sales	30%	35%	(500) bps	30%	(500) bps

Jewelry scrapping sales	6,294	10,765	(42)%	6,304	(41)%
Jewelry scrapping sales gross profit	353	918	(62)%	354	(61)%
Gross margin on jewelry scrapping sales	6%	9%	(300) bps	6%	(300) bps

Other revenues, net	247	7	*	249	*
Gross profit	122,270	99,524	23%	122,857	23%

Segment contribution:
Store expenses	91,303	77,493	18%	91,811	18%
Depreciation and amortization	7,913	7,371	7%	7,955	8%
Other charges	—	229	*	—	*
Segment operating contribution	23,054	14,431	60%	23,091	60%
Other segment income (a)	(1,000)	(2,862)	(65)%	(1,059)	(63)%
Segment contribution	$24,054	$17,293	39%	$24,150	40%

Other data:
Average monthly ending pawn loan balance per store (b)	$64	$59	8%	$64	8%
Monthly average yield on pawn loans outstanding	16%	17%	(100) bps	16%	(100) bps
Pawn loan redemption rate (c)	79%	80%	(100) bps	79%	(100) bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Fiscal 2022 and 2021 constant currency amounts exclude net GAAP basis foreign currency transaction minimal loss and a gain of $0.1 million, respectively, resulting from movement in exchange rates.
(b)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
(c)	Rate is solely inclusive of results from Mexico.

	2022 Change (GAAP)	2022 Change (Constant Currency)
Same Store data: (a)
PLO	15%	13%
PSC	17%	17%
Merchandise Sales	23%	24%
Merchandise Sales Gross Profit	13%	14%
Store Expenses	5%	5%

(a)	Stores open at the end of the period included in the same store calculation were 631.
During fiscal 2022, we opened 28 de novo stores in Latin America.
PLO improved to $46.6 million, up 17% (15% on constant currency basis). On a same store basis, PLO increased 15% (13% on a constant currency basis). The increase was attributable to increased loan demand reflecting a recovery above pre-COVID levels.

Total revenues were up 30% and on a constant currency basis, while gross profit increased by 23% and on a constant currency basis, reflecting higher average PLO for the year driving higher PSC
PSC increased 26% on a GAAP and constant currency basis, as a result of higher average PLO during the year.
Merchandise sales increased 39% (40% on a constant currency basis) due to our return to more normalized inventory levels and our improved core retail strategy of selling general merchandise inventory in the first 90 days. Offsetting the sales increase, merchandise sales gross margin decreased 500 bps to 30%, reflecting a return to more normalized margins.
Store expenses increased $13.8 million, up 18% (18% on a constant currency basis), primarily due to increased labor in-line with store activity and rent associated with lease renewals and annual inflation adjustments. Same-store expenses increased 5% (5% on a constant currency basis).
Segment contribution was up 39% to $24.1 million (40% increase to $24.2 million on a constant currency basis) primarily due to the changes described above.
Other Investments
The following table presents selected summary financial data for our Other Investment segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Fiscal Year Ended September 30,		Change
(in thousands)	2022	2021

Gross profit:
Consumer loan fees and interest	$111	$420	(74)%
Gross profit	111	420	(74)%

Segment operating expenses:
Equity in net income of unconsolidated affiliates	(1,779)	(3,803)	(53)%
Segment operating contribution	1,890	4,223	(55)%

Other segment loss (income)	52	(173)	(130)%
Segment contribution	$1,838	$4,396	(58)%

Segment contribution was $1.8 million, a decrease of $2.6 million, due to a decrease in equity income for our unconsolidated affiliates. The decrease is primarily due to Cash Converters’ net results, which included an impairment, primarily of its ROU lease assets, that was attributed to COVID-19.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,		Change
(in thousands)	2022	2021

Segment contribution	$154,943	$107,209	45%
Corporate expenses (income):
General and administrative	64,342	56,495	14%
Depreciation and amortization	13,675	12,651	8%
(Gain) Loss on sale or disposal of assets and other	(688)	62	(1,210)%
Interest expense	9,972	22,177	(55)%
Interest income	—	(461)	(100)%
Other (income) expense	(71)	223	(132)%
Income before income taxes	67,713	16,062	(322)%
Income tax expense	17,553	7,450	(136)%
Net income	$50,160	$8,612	(482)%

Segment contribution increased $47.7 million (45%), primarily due to the improved operating results of the segments, as discussed above.
General and administrative expenses increased $7.8 million (14%), primarily due to a litigation accrual and increased salaries, including performance-based incentive compensation.
Interest expense decreased $12.2 million (55%) primarily driven by the ASU 2020-06 accounting policy change, which no longer requires debt discount be included on our balance sheet effective October 1, 2021. The policy change eliminates the non-cash interest amortization of the debt discount. See Note 1: Organization and Summary of Significant Accounting Policies of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for further discussion of this recently adopted accounting policy.
Income tax expense increased $10.1 million primarily due to an increase in income before income taxes of $51.7 million. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations. See Note 11: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
Fiscal 2021 vs. Fiscal 2020
The Results of Operations discussion for fiscal 2021 vs. fiscal 2020 is located in “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2021.
Liquidity and Capital Resources
Cash and Cash Equivalents
Our cash and equivalents balance was $206.0 million at September 30, 2022 compared to $253.7 million at September 30, 2021. Our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.

Cash Flows
The table and discussion below present a summary of the sources and uses of our cash:

	Fiscal Year Ended September 30,		Change
(in thousands)	2022	2021

Cash flows provided by operating activities	$66,535	$46,438	43%
Cash flows used in investing activities	(113,283)	(84,611)	34%
Cash flows used in financing activities	(2,832)	(16,253)	(83)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	325	5,497	(94)%
Net decrease in cash and cash equivalents and restricted cash	$(49,255)	$(48,929)	1%

*	Represents a percentage computation that is not mathematically meaningful.
The increase in cash flows from operating activities was primarily due to a $41.5 million increase in net income, partially offset by cash flows used to purchase inventory and other changes to working capital primarily related to the timing of collections in pawn service charges receivable and the timing of payments of accounts payable and prepaid expenses.
The $28.7 million increase in cash flows used in investing activities was primarily due to $16.5 million in outgoing cash used to fund other investments and $6.9 million investment in unconsolidated affiliate, offset by the prior-year increased acquisition activity, primarily attributable to CAE. In the current year, there was an increase of $79.0 million in net pawn lending associated with PLO growth, partially offset by a $65.9 million increase in the sale of forfeited collateral in line with our growing merchandise sales. Of the $16.5 million used to fund other investments, $15.0 million was invested in Founders, as discussed in Note 5: Strategic Investments of Notes to Consolidated Financial Statements included in in “Part II, Item 8 — Notes to the Condensed Consolidated Financial Statements.”
The decrease in cash flows used in financing activities was primarily due to the prior-year payment of assumed debt of $14.9 million from the CAE acquisition, offset by a $2.0 million current year increase in cash used to repurchase and retire common stock.
The net effect of these changes was a $49.3 million decrease in cash on hand during the current year, resulting in a $214.4 million ending cash and restricted cash balance.
Sources and Uses of Cash
On May 3, 2022, the Company's Board of Directors (the "Board") authorized the repurchase of up to $50 million of our Class A Common Stock over 3 years. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. Through September 30, 2022, the Company has repurchased and retired 237,943 shares of our Class A Common Stock for $2.0 million, which amount was allocated between "Additional paid-in capital" and "Retained earnings" in our Consolidated Balance Sheets.
We anticipate that cash flows from operations and cash on hand will be adequate to fund any future stock repurchases, our contractual obligations, tax payments, planned de novo store growth, capital expenditures and working capital requirements through fiscal 2023. We continue to explore acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Depending on the level of acquisition activity and other factors, our ability to repay our longer term debt obligations, including the convertible debt maturing in 2024 and 2025, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.
Convertible Notes
For a description of the terms of our convertible notes, including the associated conversion and other related features and transactions, see Note 9: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”

Contractual Obligations
Below is a summary of our cash needs to meet future aggregate contractual obligations as of September 30, 2022:

		Payments due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligations (a)	$316,250	$—	$316,250	$—	$—
Interest on long-term debt obligations	17,816	8,230	9,586	—	—
Lease obligations (b)	273,983	66,039	105,821	63,558	38,565
Total (c) (d)	$608,049	$74,269	$431,657	$63,558	$38,565
(a)    Excludes debt discount and deferred financing costs as well as convertible features.
(b)    Excludes $12.4 million in sublease payments expected to be received.
(c)    No provision for uncertain tax benefits has been reflected in the contractual obligations table as the timing of any such payment is uncertain. See Note 11: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” Additionally, no provision for insurance reserves, deferred compensation arrangements, or other liabilities totaling $6.7 million has been included as the timing of such payments are uncertain.
(d)    Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the accrued portions of interest and lease obligations which are included in interest on long-term debt obligations and lease obligations captions above.
In addition to the lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. During the fiscal year ended September 30, 2022, these collectively amounted to $15.2 million.
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
Pawn Loan Revenue Recognition
We record PSC using the effective interest method over the life of the loan for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. As of September 30, 2022, the balance of our PSC receivable was $33.5 million. Assuming the average forfeiture rate increased or decreased by 10%, our pawn service charges receivable balance as of September 30, 2022 would have increased or decreased by approximately $1.1 million.
Inventory and Cost of Goods Sold
We consider our estimates of obsolete or slow-moving inventory and shrinkage estimates in determining the appropriate overall valuation allowance for inventory. We monitor our sales margins for each type of inventory on an ongoing basis and compare to historical margins. Significant variances in those margins may require a revision to future inventory reserve estimates. We have historically revised our reserve estimates pertaining to jewelry inventory depending on the current price of gold and resulting trends in margins. Future declines in gold prices may cause an increase in reserve rates pertaining to jewelry inventory. As of September 30, 2022, the gross balance of our inventory was $153.7 million, for which we have included reserves of $2.1 million. Assuming the reserve rates were increased or decreased by 10%, our inventory reserve balance as of September 30, 2022 would have increased or decreased by approximately $0.2 million.

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
The results of the impairment analyses for fiscal year 2022 and fiscal year 2021 are discussed in Note 8: Goodwill and Intangible Assets of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
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
The translation adjustment from Cash Converters through June 30, 2022 (included in our September 30, 2022 results on a three-month lag) was a $0.8 million increase to stockholders’ equity, excluding income tax impacts. During the fiscal year ended September 30, 2022, $1.00 Australian dollar weakened to $0.6480 U.S. as compared to $0.7215 in the prior year.
The translation adjustment from Latin America primarily representing the change of the Mexican peso during the fiscal year ended September 30, 2022 was a $2.6 million increase to stockholders’ equity. During the fiscal year ended September 30, 2022, the Mexican peso strengthened approximately 1.0% to $1.00 Mexican to $0.0495 U.S. from $0.0490 U.S. as of September 30, 2021. During the fiscal year ended September 30, 2022, the Guatemalan quetzal weakened approximately 1.7% to Q1.00 Guatemalan to $0.1243 U.S. from $0.1264 U.S. as of September 30, 2021. We have currently assumed indefinite reinvestment of earnings and capital in Latin America. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation.
To a lesser degree, our operations are affected by fluctuations in the exchange rate of the Honduran lempira.
We cannot predict the future valuation of foreign currencies or how further movements in exchange rates could affect our future earnings or financial position due to the interrelationship of operating results and exchange rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. (the “Company”) as of September 30, 2022, and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated November 16, 2022, expressed an unqualified opinion thereon.
Change in Accounting Principle
As is discussed in Notes 1 and 9 to the consolidated financial statements, the Company changed its method of accounting for convertible debt as of October 1, 2021, due to the adoption of Accounting Standards Update 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815–40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for Investment in Founders One, LLC
As described in Note 5 to the Company’s consolidated financial statements, the Company invested $15.0 million in exchange for a non-redeemable voting participating preferred equity interest in Founders One, LLC (the “Founders Investment”), a newly formed entity with one other member. The Company concluded that Founders One, LLC is a variable interest entity (“VIE”) but because the Company is not the primary beneficiary, it is not consolidated. The Company accounts for the investment in accordance with Accounting Standards Codification 321, Investments-Equity Securities, utilizing the measurement alternative available for equity securities without a readily determinable fair value.

We identified the Company’s accounting for the Founders Investment as a critical audit matter. Determination of the accounting treatment for the Founders Investment required complex evaluation of whether the investment entity meets the definition of, and potentially consolidates as a VIE, or whether other investment accounting guidance applies. Auditing management’s conclusions with respect to the Founders Investment required an increased level of audit effort, including the involvement of professionals with additional experience in consolidation and investment accounting assessments.
The procedures we performed to address this critical audit matter included:
•Analyzing the Founders One, LLC Operating Agreement to assess the reasonableness of management’s accounting treatment for the investment.
•Utilizing personnel with increased knowledge and experience in the area of accounting for consolidation and investment assessments to assist in evaluating the appropriateness of management’s conclusion on the accounting for the Founders Investment.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Dallas, Texas
November 16, 2022

EZCORP, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share and per share amounts)	2022	2021

Assets:
Current assets:
Cash and cash equivalents	$206,028	$253,667
Restricted cash	8,341	9,957
Pawn loans	210,009	175,901
Pawn service charges receivable, net	33,476	29,337
Inventory, net	151,615	110,989
Prepaid expenses and other current assets	34,694	31,010
Total current assets	644,163	610,861
Investments in unconsolidated affiliates	37,733	37,724
Other investments	24,220	—
Property and equipment, net	56,725	53,811
Right-of-use assets, net	221,586	200,990
Goodwill	286,828	285,758
Intangible assets, net	56,819	62,104
Notes receivable, net	1,215	1,181
Deferred tax asset, net	12,145	9,746
Other assets	6,444	4,736
Total assets	$1,347,878	$1,266,911

Liabilities and equity:
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$84,509	$90,268
Customer layaway deposits	16,023	12,557
Operating lease liabilities, current	52,334	52,263
Total current liabilities	152,866	155,088
Long-term debt, net	312,903	264,186
Deferred tax liability, net	373	3,684
Operating lease liabilities	180,756	161,330
Other long-term liabilities	8,749	10,385
Total liabilities	655,647	594,673
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A Non-Voting Common Stock, par value $0.01 per share; shares authorized: 100 million; 53,454,885 issued and outstanding as of September 30, 2022; and issued and outstanding of 53,086,438 as of September 30, 2021	534	530
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171 as of September 30, 2022 and 2021	30	30
Additional paid-in capital	345,330	403,312
Retained earnings	402,006	326,781
Accumulated other comprehensive loss	(55,669)	(58,415)
Total equity	692,231	672,238
Total liabilities and equity	$1,347,878	$1,266,911
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, except per share amounts)	2022	2021	2020

Revenues:
Merchandise sales	$532,886	$442,798	$498,213
Jewelry scrapping sales	32,033	26,025	47,953
Pawn service charges	320,865	260,196	272,638
Other revenues	441	532	3,973
Total revenues	886,225	729,551	822,777
Merchandise cost of goods sold	329,382	257,218	334,481
Jewelry scrapping cost of goods sold	28,696	22,848	38,041
Other cost of revenues	—	—	1,054
Gross profit	528,147	449,485	449,201
Operating expenses:
Store expenses	357,417	330,837	336,770
General and administrative	64,342	56,495	54,133
Impairment of goodwill, intangible and other assets	—	—	54,666
Depreciation and amortization	32,140	30,672	30,827
(Gain) loss on sale or disposal of assets and other	(674)	83	801
Other charges	—	229	20,388
Total operating expenses	453,225	418,316	497,585
Operating income (loss)	74,922	31,169	(48,384)
Interest expense	9,972	22,177	22,472
Interest income	(817)	(2,477)	(3,173)
Equity in net (income) loss of unconsolidated affiliates	(1,779)	(3,803)	2,429
Other income	(167)	(790)	(17)
Income (loss) before income taxes	67,713	16,062	(70,095)
Income tax expense (benefit)	17,553	7,450	(1,632)
Net income (loss)	50,160	8,612	(68,463)

Basic earnings (loss) per share	$0.89	$0.15	$(1.24)
Diluted earnings (loss) per share	$0.70	$0.15	$(1.24)

Weighted-average basic shares outstanding	56,498	55,744	55,313
Weighted-average diluted shares outstanding	82,400	55,949	55,313
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020

Net income (loss)	$50,160	$8,612	$(68,463)
Other comprehensive income ( loss):
Foreign currency translation adjustment, net of tax	2,746	9,653	(15,678)
Comprehensive income (loss)	$52,906	$18,265	$(84,141)
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Par Value		Retained Earnings

Balances as of October 1, 2019	55,535	$556	$407,628	$389,163	$(52,398)	$744,949
Stock compensation	—	—	(5,094)	—	—	(5,094)
Release of restricted stock	711	6	—	—	—	6
Taxes paid related to net share settlement of equity awards	—	—	(1,435)	—	—	(1,435)
Foreign currency translation loss	—	—	—	(8)	(15,670)	(15,678)
Purchase and retirement of treasury stock	(943)	(11)	(2,624)	(2,523)	—	(5,158)
Net loss	—	—	—	(68,463)	—	(68,463)
Balances as of September 30, 2020	55,303	$551	$398,475	$318,169	$(68,068)	$649,127
Stock compensation	—	—	3,946	—	—	3,946
Transfer of consideration for current period acquisition	213	2	1,545	—		1,547
Transfer of consideration for prior period acquisition	33	—	185	—	—	185
Release of restricted stock	508	7	—	—	—	7
Taxes paid related to net share settlement of equity awards	—	—	(839)	—	—	(839)
Foreign currency translation gain	—	—	—	—	9,653	9,653
Net income	—	—	—	8,612	—	8,612
Balances as of September 30, 2021	56,057	$560	$403,312	$326,781	$(58,415)	$672,238
Stock compensation	—	—	5,053	—	—	5,053
Transfer of consideration for other investment	213	2	1,498	—	—	1,500
Release of restricted stock	393	4	—	—	—	4
Taxes paid related to net share settlement of equity awards	—	—	(792)	—	—	(792)
Cumulative effect of adoption of ASU 2020-06 (Note 1)	—	—	(62,804)	26,166	—	(36,638)
Foreign currency translation gain	—	—	—	—	2,746	2,746
Purchase and retirement of treasury stock	(238)	(2)	(937)	(1,101)	—	(2,040)
Net income	—	—	—	50,160	—	50,160
Balances as of September 30, 2022	56,425	$564	$345,330	$402,006	$(55,669)	$692,231
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020

Operating activities:
Net income (loss)	$50,160	$8,612	$(68,463)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,140	30,672	30,827
Amortization of debt discount and deferred financing costs	1,433	13,797	13,200
Amortization of right-of-use asset	52,201	48,480	45,649
Accretion of notes receivable discount and deferred compensation fee	—	—	(821)
Deferred income taxes	4,945	3,283	(8,393)
Impairment of goodwill, intangibles and other assets	—	—	54,666
Other adjustments	2,511	(185)	1,652
Provision for inventory reserve	(2,253)	(8,003)	2,577
Stock compensation expense	5,053	3,946	(5,094)
Equity in net (income) loss from investment in unconsolidated affiliates	(1,779)	(3,803)	2,429
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	(4,572)	(7,332)	11,021
Inventory	(15,341)	371	14,466
Prepaid expenses, other current assets and other assets	3,238	7,373	(875)
Accounts payable, accrued expenses and other liabilities	(65,141)	(54,209)	(37,401)
Customer layaway deposits	3,359	1,256	(1,647)
Income taxes	(2,785)	2,180	(4,715)
Dividends from unconsolidated affiliates	3,366	—	—
Net cash provided by operating activities	66,535	46,438	49,078
Investing activities:
Loans made	(740,057)	(601,638)	(568,368)
Loans repaid	410,523	351,092	394,469
Recovery of pawn loan principal through sale of forfeited collateral	274,423	208,551	304,323
Capital expenditures, net	(31,895)	(23,601)	(28,526)
Acquisitions, net of cash acquired	(1,850)	(19,015)	—
Issuance of note receivable	(1,000)	—	—
Investment in unconsolidated affiliate	(6,927)	—	—
Investment in other investments	(16,500)	—	—
Principal collections on notes receivable	—	—	8,000
Net cash (used in) provided by investing activities	(113,283)	(84,611)	109,898
Financing activities:
Taxes paid related to net share settlement of equity awards	(792)	(839)	(1,459)
Payout of deferred consideration	—	—	(350)
Proceeds from borrowings, net of issuance costs	—	—	912
Payments on assumed debt and other borrowings	—	(15,414)	(198)
Purchase and retirement of treasury stock	(2,040)	—	(5,158)
Net cash used in financing activities	(2,832)	(16,253)	(6,253)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	325	5,497	(2,612)
Net (decrease) increase in cash and cash equivalents and restricted cash	(49,255)	(48,929)	150,111
Cash and cash equivalents and restricted cash at beginning of period	263,624	312,553	162,442
Cash and cash equivalents and restricted cash at end of period	$214,369	$263,624	$312,553

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
EZCORP, Inc. was founded in 1989 and is a provider of pawn services in the United States and Latin America. At our pawn stores, we advance cash against the value of collateralized personal property. We also sell merchandise, primarily collateral forfeited from pawn activities and pre-owned merchandise purchased from customers. We fulfill short-term cash needs to consumers, with a focus on delivering an industry-leading customer experience.
As of September 30, 2022, we operated a total of 1,175 locations, consisting of:
•515 United States pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);
•528 Mexico pawn stores (operating primarily as Empeño Fácil and Cash Apoyo Efectivo); and
•132 pawn stores in Guatemala, El Salvador and Honduras (operating as GuatePrenda and MaxiEfectivo).
We have an equity interest (41.6% as of September 30, 2022) in Cash Converters International Limited (“Cash Converters”), a publicly traded company (ASX:CCV) headquartered in Perth, Western Australia. Cash Converters and its controlled companies comprise a diverse group generating revenues from franchising, store operations, personal finance (including pawn transactions) and vehicle finance, in 700 stores across 14 countries.
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
Pawn Loans and Revenue Recognition
Our pawn loans are fully collateralized and the carrying values are based on the initial amounts loaned to customers. We record pawn service charges using the effective interest method over the life of the pawn loans for all pawn loans we believe to be collectible. We base our estimate of collectability on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectibility and affect our results of operations and financial condition. If a pawn loan is not repaid, the forfeited collateral is recorded as inventory at the lower of the principal balance of the pawn loan or the net realizable value of the item. As of September 30, 2022, consolidated pawn loans outstanding was $210.0 million, of which $81.3 million (39%) is attributable to stores in Texas and $22.6 million (11%) is attributable to stores in Florida.

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
With respect to our Mexico pawn operations, we do not own the forfeited collateral. However, we assume the risk of loss on such collateral and are solely responsible for its care and disposition and, therefore, record such collateral as inventory in our Consolidated Balance Sheets. As of September 30, 2022 and 2021, inventory related to our Mexico pawn operations was $29.8 million and $22.6 million, respectively.
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
Restricted Cash
Restricted cash consists of $8.0 million held in escrow pending the resolution of a pre-closing tax indemnity claim related to the sale of Grupo Finmart and $0.3 million related to the acquisition of PLO del Bajio S. de. R.L. de C.V. as discussed in Note 3: Acquisitions.

Equity Method Investments
We account for our investment in Cash Converters under the equity method. Because the fiscal year of Cash Converters ends three months before our fiscal year, we record our interest from the results of Cash Converters on a three-month lag. Thus, the results of our operations reported for the fiscal years ended September 30, 2022, 2021 and 2020 include our percentage interest in the results of Cash Converters for the twelve-month periods ended June 30, 2022, 2021 and 2020, respectively.
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
Leases
We determine if an arrangement contains a lease at inception. We have elected not to recognize on the balance sheet leases with terms of one year or less as a practical expedient. Operating lease and financing lease assets are included in Right-of-use assets, net on the Consolidated Balance Sheets. We enter into operating lease agreements for real estate related to pawn locations and corporate offices. We have entered into financing lease agreements mainly for motor vehicles.
Operating and financing lease liabilities are recognized at the lease commencement date based on the present value of fixed lease payments using the Company’s incremental borrowing rate. As our leases generally do not include an implicit rate, we compute our incremental borrowing rate based on information available at the lease commencement date applying the portfolio approach to groups of leases with similar characteristics. Our lease terms include options to extend the lease when it is reasonably certain we will exercise its option. We used incremental borrowing rates that match the duration of the remaining lease terms of our operating leases on a fully collateralized basis to initially measure our lease liability. We evaluate renewal options periodically for any changes in assumptions.
Effective October 1, 2019, we adopted the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 842: Leases (“ASC 842”). Upon adoption, we elected to utilize the modified retrospective method, including not to account for lease and non-lease components separately. Lease components generally include rent, taxes and insurance, and non-lease components generally include common area maintenance. Right-of-use assets are tested for impairment in the same manner as long-lived assets. We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. Our operating lease portfolio consists of pawn locations and corporate offices with lease terms ranging from three to ten years, including options to renew. Our financing lease terms range from two to five years. We generally account for the initial lease term of our pawn locations as up to ten years. Our primary corporate office is leased through March 2029 with annual escalating rent payments and includes two, five-year extension options at the end of the initial lease term.
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
Property and Equipment
We record property and equipment at cost. We depreciate these assets on a straight-line basis using estimated useful lives of 30 years for buildings and two-to-seven years for furniture, equipment and software development costs. We depreciate leasehold improvements over the shorter of their estimated useful life (typically 10 years) or the reasonably assured lease term at the inception of the lease.
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
Convertible Debt Securities
Prior to our adoption of Accounting Standards Update 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”), on October 1, 2021, we accounted for our convertible debt securities at issuance, by separating the securities into debt and equity components pursuant to the prior accounting standards for convertible debt instruments. The carrying value of the liability components were calculated by measuring the fair value of similar liabilities that did not have an associated conversion feature. The excess of the principal amount over the fair value of the liability component were recorded as a discount with a corresponding increase in additional paid-in capital. The debt discounts were accreted to “Interest expense” over the respective terms of the convertible debt securities using the effective interest method.
The conversion premium of the convertible debt securities were accounted for under the treasury method in accordance with our previous accounting policy, which assumed settlement of the conversion premium (equal to the as-converted value over the face principal amount) in shares of our Class A Common Stock.

See Recently Adopted Accounting Policies within this Note 1: Summary of Significant Accounting Policies for a discussion of the adoption of ASU 2020-06 and related impact.
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
Foreign currency transaction gains and losses not accounted for as translations are included in “Other expense (income)” in our Consolidated Statements of Operations. These gains were $0.1 million and $0.5 million for fiscal 2021 and 2020, respectively. There was no net gain or loss for fiscal 2022.
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
Advertising
Advertising costs are expensed as incurred and included primarily under “Operations” expense in our Consolidated Statements of Operations. These costs were $2.3 million, $1.6 million and $2.0 million for fiscal 2022, 2021 and 2020, respectively.
Stock Compensation
We measure share-based compensation expense at the grant date based on the price of underlying shares at that date and recognize it as expense ratably over the vesting or service period, as applicable, of the stock award. Our policy is to recognize expense on performance-based awards, where satisfaction of the performance condition is probable, ratably over the awards’ vesting period and recognize expense on awards that only have service requirements on a straight-line basis. We recognize forfeitures as they occur, and no longer estimate forfeitures when calculating share-based compensation expense.
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
Earnings per Share and Common Stock
We compute basic earnings per share based on the weighted average number of shares of common stock outstanding during the period. We calculate diluted earnings per share based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding restricted stock awards as well as shares issuable on conversion of our outstanding convertible debt securities. Potential common shares are required to be excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vest are greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. There were no participating securities outstanding during fiscal 2022, 2021 and 2020 requiring the application of the two-class method. When we are in a loss position for the period, dilutive securities are excluded from the calculation of earnings per share, as they would have an anti-dilutive effect.
Prior to our adoption of ASU 2020-06 on October 1, 2021, diluted earnings per share included the effect of dilutive potential associated with the conversion features embedded in our outstanding convertible debt using the treasury stock method.
See Recently Adopted Accounting Policies within this Note 1: Summary of Significant Accounting Policies and Note 4: Earnings (Loss) Per Share for further discussions of the adoption of ASU 2020-06 and related impact.
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
Recently Adopted Accounting Policies
In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The ASU 2020-06 amendments are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years.
We adopted this standard as of October 1, 2021 under the modified retrospective basis. Under this transition method, prior period financial information and disclosures were not adjusted and continued to be reported under the accounting standards that were in effect prior to our adoption of ASU 2020-06. The cash conversion model, which the Company has historically used to account for its convertible debt instruments, was eliminated by ASU 2020-06.The adoption of ASU 2020-06 reduced non-cash interest expense for the year ending September 30, 2022 and in future periods due to the derecognition of the debt discount associated with the bifurcated equity component of our convertible notes. The treasury stock method for calculating earnings per share will no longer be allowed for convertible debt instruments whose principal amount may be settled using shares, instead the if-converted method will be required to determine the dilutive effect of our convertible notes.
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

(in thousands)	As Reported September 30, 2021	Adjustments	Under ASU 2020-06 October 1, 2021
Principal	$316,250	$—	$316,250
Unamortized debt discount	(48,785)	48,785	—
Deferred financing costs, net	(3,279)	(1,500)	(4,779)
Net carrying amount	264,186	47,285	311,471

Deferred tax asset	9,746	6,607	16,353
Deferred tax liability	3,684	(4,040)	(356)

Additional paid-in capital	403,312	(62,804)	340,508
Retained earnings	326,781	26,166	352,947
The impact of adoption on our consolidated statements of operations for the fiscal year ended September 30, 2022 was primarily to decrease interest expense by $13.9 million. This had the effect of increasing both our basic and diluted earnings per share for the fiscal year ended September 30, 2022 by $0.19, and $0.01, respectively. Additionally, adoption of the standard requires interest charges on the convertible debt to be added to net income as well as the use of the “if-converted” method to calculate diluted earnings per common share. Refer to Note 4: Earnings Per Share for a discussion of the effect of the convertible notes on diluted earnings per common share.
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
There were no additional charges recorded for fiscal year ended September 30, 2022. Accrued charges at September 30, 2022 were $0.2 million and $2.0 million related to store closure costs and other costs, respectively.
We recorded $0.2 million of charges for the fiscal year ended September 30, 2021 related to the closure of store operations in Peru. Accrued charges at September 30, 2021 were $0.3 million, $0.2 million and $2.0 million related to labor reduction cost, store closure costs and other costs, respectively.
We recorded $20.4 million of aggregate charges for the fiscal year ended September 30, 2020 related to $6.4 million in labor reduction costs, $4.9 million in CASHMAX shutdown costs, $4.1 million in store closure costs and $5.0 million of other costs. Accrued charges at September 30, 2020 were $5.9 million, $0.8 million, $1.8 million and $2.2 million related to labor reduction costs, CASHMAX shutdown costs, store closure costs and other costs respectively.

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
At the time of acquisition, the total consideration for Bajio was $23.6 million, consisting of $17.4 million of cash, and 212,870 shares of our Class A Non-Voting Common Stock valued at $1.6 million. In addition, the sellers are entitled to additional payments of up to $4.6 million to be paid in two payments over the next two years, contingent on the growth of the loan portfolios of the acquired stores. Up to 50% of any future contingent payments can be made in shares of our Class A Non-Voting Common Stock at our discretion. The value of the contingent consideration was included in the total consideration as the metrics were considered achievable on the date of acquisition. Cash paid at closing was $11.6 million and $3.8 million was paid during the fourth quarter of 2021.

During the first quarter of fiscal 2022, both parties completed the formal working capital reconciliation stipulated within the purchase agreement. As part of the working capital reconciliation, the Company and the seller agreed to reduce the purchase price, which was held in restricted cash as of September 30, 2021, by $1.3 million. As the working capital adjustment was recorded as of September 30, 2021, this reduction to the purchase price is a measurement period adjustment, and resulted in a $1.3 million reduction to goodwill during the period ended December 31, 2021. This reduced the total consideration for Bajio to $22.3 million. As the future payments decreased, we released $1.3 million of the previously held $2.0 million in restricted cash to our unrestricted cash. Of the remaining $0.6 million in restricted cash as of June 30, 2022, $0.3 million was paid during July 2022, and the remaining $0.3 million is expected to be paid on or around the fifth anniversary of the date of acquisition. During the second quarter of fiscal 2022, we obtained new information about the seller's calculation of pawn service charges receivable balance as of the date of acquisition, which resulted in a $0.7 million measurement period adjustment to reduce pawn service charges receivable and increase goodwill.
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
The results of Bajio have been included in our condensed consolidated financial statements from the date of acquisition in our Latin America Pawn segment. The acquired business contributed revenues of $9.6 million and net loss of $0.1 million during the fiscal year 2021.
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

	Fiscal Years Ended September 30,
(in thousands, except per share amounts)	2021	2020

Revenue	$748,957	$857,926
Net income (loss)	$8,828	$(65,206)
Basic earnings (loss) per common share	$0.16	$(1.18)
Diluted earnings (loss) per common share	$0.16	$(1.18)
We did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma gross profit and net income. These pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results to reflect the additional amortization that would have been incurred assuming the amortization of the trade name had been applied from October 1, 2019.
During the fiscal year end ended September 30, 2021, we incurred total acquisition-related costs of $0.8 million. The acquisition-related costs were primarily related to legal, accounting and consulting services and were expensed as incurred through September 30, 2021, and are included in general and administrative expenses in the Consolidated Statements of Operations.
NOTE 4: EARNINGS (LOSS) PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per common share:

	Fiscal Year Ended September 30,
(in thousands, except per share amounts)	2022	2021	2020

Basic earnings (loss) per common share:
Net Income (loss) - Basic	$50,160	$8,612	$(68,463)
Weighted shares outstanding - Basic	56,498	55,744	55,313
Basic earnings (loss) per common share	$0.89	$0.15	$(1.24)

Diluted earnings (loss) per common share:
Net Income (loss) - Basic	$50,160	$8,612	$(68,463)
Add: Convertible Notes interest expense, net of tax	7,489	—	—
Net Income (loss) - Diluted	$57,649	$8,612	$(68,463)
Weighted shares outstanding - basic	56,498	55,744	55,313
Effect of dilution from equity-based compensation awards*	678	205	—
Effect of dilution from if-converted Convertible Notes**	25,224	—	—
Weighted Shares Outstanding - Diluted	82,400	55,949	55,313
Diluted earnings (loss) per common share	$0.70	$0.15	$(1.24)

Potential common shares excluded from the calculation of diluted earnings per share above:
Restricted stock***	1,975	1,233	2,786
*    Includes time-based share-based awards and performance based awards for which targets for fiscal year tranches have been achieved and vesting is subject only to achievement of service conditions.
**    See Note 9: Debt for conversion price and initial conversion rate of the 2024 Convertible Notes and 2025 Convertible Notes.
***    Includes antidilutive share-based awards as well as performance-based share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.
As a result of our adoption of ASU 2020-06 on October 1, 2021, the dilutive impact of the Convertible Notes for our calculation of diluted net income per share is considered using the if-converted method. During the fiscal year ended September 30, 2022, we increased net income by $7.5 million, to arrive at the numerator used to calculate diluted earnings per common share, which represents interest expense recognized on the convertible notes that were subject to this change in methodology. For periods prior to our October 1, 2021 adoption of ASU 2020-06, we applied the treasury stock method to account for the dilutive impact of the 2024 and 2025 Convertible Notes for diluted earnings per share purposes.

NOTE 5: STRATEGIC INVESTMENTS
Cash Converters International Limited
On October 1, 2021, we purchased an additional 13 million shares of Cash Converters International Limited ("Cash Converters") for $2.5 million. This purchase increased our total ownership in Cash Converters to 236,702,991 shares, representing a 37.7% ownership interest. Additionally, on October 14, 2021, we received a cash dividend of $1.7 million from Cash Converters.
On March 10, 2022, we purchased an additional 5.5 million shares of Cash Converters for $1.0 million. This purchase increased our total ownership in Cash Converters to 242,239,157 shares, representing a 38.6% ownership interest.
On April 5, 2022, we acquired an additional 13 million shares for $2.5 million, bringing our total ownership to 255,239,157 shares, representing an ownership interest of 40.7%. Additionally, on April 14, 2022, we received a cash dividend of $1.7 million from Cash Converters.
On September 15, 2022, we acquired an additional 5.7 million shares for $0.9 million, bringing our total ownership to 260,939,157 shares, representing an ownership interest of 41.6%.
As of September 30, 2022, we owned 260,939,157 shares, or approximately 41.6%, of Cash Converters. Since September 30, 2022, we have acquired an additional 13 million shares, bringing our total ownership as of November 2, 2022 to 273,939,157 shares representing an ownership interest of 43.7%. See Note 16: Subsequent Events. We acquired our original investment (representing approximately 30% of the outstanding shares) in November 2009 and have increased our ownership through the acquisition of additional shares periodically since that time.
Our equity in Cash Converters’s net income was $2.9 million and $4.3 million in fiscal 2022 and 2021, respectively, and our equity in net loss was $2.1 million in fiscal 2020. Cash Converters did not declare or pay a dividend in fiscal 2020. Cash Converters’s accumulated undistributed after-tax earnings included in our consolidated retained earnings were $15.9 million as of September 30, 2022.
The following tables present summary financial information for Cash Converters’s most recently reported results as applicable after translation to U.S. dollars:

	June 30,
(in thousands)	2022	2021

Current assets	$158,987	$167,553
Non-current assets	170,798	191,788
Total assets	$329,785	$359,341

Current liabilities	$59,256	$61,395
Non-current liabilities	53,045	57,511
Shareholders’ equity	217,484	240,435
Total liabilities and shareholders’ equity	$329,785	$359,341

	Fiscal Year Ended June 30,
(in thousands)	2022	2021	2020

Gross revenues	$178,215	$150,165	$187,025
Gross profit	$116,106	$105,851	$112,511
Net profit (loss)	$8,099	$12,081	$(7,032)
At September 30, 2022, 2021 and 2020, the fair value of our investment in Cash Converters, as estimated by reference to its quoted market price per share, was greater than its carrying value.
Founders One, LLC
In October 2021, we invested $15.0 million in exchange for a non-redeemable voting participating preferred equity interest in Founders One, LLC (“Founders”), a newly-formed entity with one other member. Founders used that $15.0 million to acquire an equity interest in Simple Management Group, Inc. (“SMG”), which owns and operates 21 pawn stores principally in the Caribbean region, with plans to build and acquire more stores in that region. The investment in Founders is a variable interest entity, but because the Company is not the primary beneficiary, we do not consolidate it. Further, as we are not the appointed manager, we do not have the ability to direct the activities of the investment entity that most significantly impact its economic performance. Consequently, our investment in Founders is accounted for utilizing the measurement alternative within ASC 321, Investments — Equity Securities. Our $15.0 million carrying value of the investment is included in “Other investments” in our consolidated balance sheets. Our maximum exposure for losses in this investment is its contributed investment of $15.0 million.
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

	Carrying Value	Estimated Fair Value
	September 30, 2022	September 30, 2022	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,215	$1,215	$—	$—	$1,215
Investments in unconsolidated affiliates	37,733	40,279	40,279	—	—
Other investments	24,220	24,220	—	—	24,220
Financial liabilities:
2024 Convertible Notes	$142,575	$157,727	$—	$157,727	$—
2025 Convertible Notes	170,328	147,488	—	147,488	—

	Carrying Value	Estimated Fair Value
	September 30, 2021	September 30, 2021	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,181	$1,181	$—	$—	$1,181
Investments in unconsolidated affiliates	37,724	48,954	41,638	—	7,316
Financial liabilities:
2024 Convertible Notes	$123,543	$153,281	$—	$153,281	$—
2025 Convertible Notes	140,643	155,250	—	155,250	—
Based primarily on the short-term nature of cash and cash equivalents, pawn loans, pawn service charges receivable and other liabilities, we estimate that their carrying value approximates fair value. We consider our cash and cash equivalents to be measured using Level 1 inputs and our pawn loans, pawn service charges receivable and other liabilities to be measured using Level 3 inputs. Significant increases or decreases in the underlying assumptions used to value pawn loans, pawn service charges receivable, consumer loans, fees and interest receivable and other debt could significantly increase or decrease these fair value estimates.
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
In September 2020, we received the final payment from AlphaCredit on the notes receivable related to the sale of Grupo Finmart and recorded the amount under “Restricted cash” in our consolidated balance sheet as of September 30, 2022 and 2021, respectively. In August 2019, AlphaCredit notified us of an indemnity claim for certain pre-closing taxes, but the nature, extent and validity of such claim has yet to be determined.
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
Of the $24.2 million included Other investments in the table above as of September 30, 2022, $15.0 million is related to our investment in Founders and $6.2 million is related to our investment in RDC. We believe the investments’ fair value approximated its carrying value although such fair value is highly variable and includes significant unobservable inputs. We previously used the equity method of accounting for our 14.6% ownership in RDC. Effective September 2022, the Company no longer had the ability to exercise significant influence and therefore changed its accounting for this investment from the equity method to the cost method, utilizing the measurement alternative in ASC 321, Investments - Equity Securities.
We measured the fair value of the 2024 and 2025 Convertible Notes using quoted price inputs. The notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.
In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024. The principal amount of the note approximated its carrying value as of September 30, 2022 and 2021, respectively.
NOTE 7: PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows:

	September 30,
	2022			2021
(in thousands)	Carrying Amount	Accumulated Depreciation	Net Book Value	Carrying Amount	Accumulated Depreciation	Net Book Value

Land	$4	$—	$4	$4	$—	$4
Buildings and improvements	123,434	(95,666)	27,768	113,015	(85,521)	27,494
Furniture and equipment	148,675	(120,747)	27,928	137,828	(111,944)	25,884
Software	33,803	(33,529)	274	33,981	(33,591)	390
Construction in progress	751	—	751	39	—	39
	$306,667	$(249,942)	$56,725	$284,867	$(231,056)	$53,811
The depreciation of property and equipment is recorded as depreciation expense and included under “Depreciation and amortization” recorded in our Consolidated Statements of Operations. These amounts were $20.4 million, $19.4 million and $19.6 million for fiscal 2022, 2021 and 2020, respectively.
NOTE 8: GOODWILL AND INTANGIBLE ASSETS
We evaluate goodwill for impairment annually on September 30 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired.
As of September 30, 2022, we assessed qualitative and quantitative factors and determined that it was not more-likely-than-not that the fair values of our reporting units were less than their carrying values as of the testing date. As a result of our assessment, no goodwill impairment charge was recorded during the fiscal year ended September 30, 2022.
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
As of September 30, 2022, we assessed qualitative and quantitative factors and determined that it was not more-likely-than-not that the fair values of our indefinite-lived intangible assets were less than their carrying values. Based on our assessment as of September 30, 2022, no impairment charges were recorded related to intangible assets or long-lived asset groups.

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
The following table presents the changes in the carrying value of goodwill by segment:

(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2020	$241,928	$15,654	$257,582
Acquisitions	2,543	26,100	28,643
Effect of foreign currency translation changes	—	(467)	(467)
Balances as of September 30, 2021	$244,471	$41,287	$285,758
Acquisitions	1,032	—	1,032
Measurement period adjustments	—	(678)	(678)
Effect of foreign currency translation changes	—	716	716
Balances as of September 30, 2022	$245,503	$41,325	$286,828

The following table presents the balance of each major class of intangible assets:

	September 30,
(in thousands)	2022	2021

Non-amortizing intangible assets:
Trade names	$23,189	$23,036
Accumulated impairment losses	(4,598)	(4,598)
	18,591	18,438
Pawn licenses	9,535	9,694
	$28,126	$28,132

Amortizing intangible assets:
Internally developed software	$79,146	$78,174
Accumulated amortization	(50,600)	(43,710)
Accumulated impairment losses	—	(2,579)
	$28,546	$31,885

Other	$2,344	$4,452
Accumulated amortization	(2,197)	(2,365)
	$147	$2,087
Intangible assets, net	$56,819	$62,104
The amortization of most definite-lived intangible assets is recorded as amortization expense and included under “Depreciation and amortization” expense in our Consolidated Statements of Operations. These amounts were $11.7 million, $11.3 million and $11.2 million for fiscal 2022, 2021 and 2020, respectively.
A charge of $2.4 million was recorded in fourth quarter of fiscal 2022 to "”General and administrative” expenses in our Consolidated Statements of Operations related to an asset write-down associated with an information technology software infrastructure migration.
As of September 30, 2022, our estimate of future amortization expense for definite-lived intangible assets is as follows (in thousands):

2023	$10,275
2024	$7,705
2025	$4,427
2026	$2,471
2027 and thereafter	$3,815

As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
NOTE 9: DEBT
The Company adopted ASU 2020-06 on October 1, 2021. See Note 1: Organization And Summary Of Significant Accounting Policies for further discussion of this recently adopted accounting policy.
The following tables present our debt instruments outstanding, contractual maturities and interest expense:

	September 30, 2022			September 30, 2021
(in thousands)	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Discount and Issuance Costs	Carrying Amount

2024 Convertible Notes	$143,750	$(1,175)	$142,575	$143,750	$(20,207)	$123,543
2025 Convertible Notes	172,500	(2,172)	170,328	172,500	(31,857)	140,643
Total long-term debt	$316,250	$(3,347)	$312,903	$316,250	$(52,064)	$264,186

	Schedule of Contractual Maturities
(in thousands)	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years

2024 Convertible Notes	$143,750	$—	$143,750	$—
2025 Convertible Notes	172,500	—	172,500	—
Total	$316,250	$—	$316,250	$—

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020

2024 Convertible Notes:
Contractual interest expense	$4,133	$4,133	$4,133
Amortization of deferred financing costs	635	446	446
Amortization of debt discount	—	5,903	5,437
Total interest expense	$4,768	$10,482	$10,016
2025 Convertible Notes:
Contractual interest expense	$4,097	$4,097	$4,097
Amortization of deferred financing costs	797	560	561
Amortization of debt discount	—	6,919	6,393
Total interest expense	$4,894	$11,576	$11,051

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
The effective interest rate for fiscal 2022 was approximately 3.35%. As of September 30, 2022, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2024 Maturity Date assuming no early conversion.
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
As of September 30, 2022, the 2024 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2024 Convertible Notes was classified as a non-current liability in our Consolidated Balance Sheets as of September 30, 2022. The classification of the 2024 Convertible Notes as current or non-current in the Consolidated Balance Sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.
If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2024 Convertible Notes as a current liability in the Consolidated Balance Sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2024 Maturity Date, we will classify our net liability under the 2024 Convertible Notes as a non-current liability in the Consolidated Balance Sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2024 Convertible Notes prior to maturity, any unamortized debt issuance costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2022, we would have recorded an expense associated with the conversion, comprised of $1.2 million of unamortized debt issuance costs. As of September 30, 2022, none of the note holders had elected to convert their 2024 Convertible Notes. As of September 30, 2022, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
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
The effective interest rate for fiscal 2022 was approximately 2.88%. As of September 30, 2022, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2025 Maturity Date assuming no early conversion.
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
As of September 30, 2022, the 2025 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2025 Convertible Notes was classified as a non-current liability in our Consolidated Balance Sheets as of September 30, 2022. The classification of the 2025 Convertible Notes as current or non-current in the Consolidated Balance Sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.
If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2025 Convertible Notes as a current liability in the Consolidated Balance Sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2025 Maturity Date, we will classify our net liability under the 2025 Convertible Notes as a non-current liability in the Consolidated Balance Sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2025 Convertible Notes prior to maturity, any unamortized debt issuance costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2022, we would have recorded an expense associated with the conversion, comprised of $2.2 million of unamortized debt issuance costs. As of September 30, 2022, none of the note holders had elected to convert their 2025 Convertible Notes. As of September 30, 2022, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
NOTE 10: COMMON STOCK AND STOCK COMPENSATION
Common Stock Repurchase Program
On May 3, 2022, the Company's Board of Directors (the "Board") authorized the repurchase of up to $50 million of our Class A Common Stock over three years. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. Through September 30, 2022, the Company has repurchased and retired 237,943 shares of our Class A Common Stock for $2.0 million, which amount was allocated between "Additional paid-in capital" and "Retained earnings" in our Consolidated Balance Sheets.
Stock Compensation
The Company utilizes equity-based awards as a long-term incentive to attract and retain qualified employees, consultants and directors and motivate them to achieve long-term goals, thereby promoting the long-term financial interests of the Company and enhancing long-term stockholder return.
2022 LTI Plan
On March 1, 2022, the Company adopted the 2022 Long-Term Incentive Plan (the “2022 LTI Plan”), which gives the Company the ability to grant equity-based incentive compensation awards, in the form of restricted stock or restricted stock units, to its employees, members of the Board of Directors and consultants, independent contractors or advisors who are determined to have a direct and significant effect on the Company’s performance. The total number of shares of Class A Non-Voting Common Stock that may be issued pursuant to awards under the 2022 LTI Plan (“Authorized Shares”) is such number that is from time to time approved by the holder of the Company’s Class B Voting Common Stock (the “Voting Stockholder”). At the time the 2022 LTI Plan was adopted, 400,000 shares of our Class A Non-Voting Common Stock were added as Authorized Shares, and that number was increased to 1,900,000 in October 2022. At any time, the number of shares that are available for issuance under future awards (“Available Shares”) is equal to the number of Authorized Shares reduced by the number of shares previous issued and the number of shares that may be issued under outstanding awards. The number of Available Shares is increased for shares covered by awards that are forfeited, cancelled or otherwise terminated without the issuance of shares or shares that are withheld at the request of a participant to satisfy such participant’s tax withholding obligations.

The 2022 LTI Plan is administered by the People and Compensation Committee of the Board of Directors (the “Committee”). The Committee generally determines and recommends the type, recipient, amount and terms for all awards issued under the 2022 LTI Plan, but each award issuance requires the approval of the full Board of Directors.
Restricted stock awards are generally subject to continued service over a specified period (typically one-to-three years) and expensed straight-line over the service period. Restricted stock units are generally subject to the achievement of performance goals in addition to continued service, and they are expensed, on a tranche-by-tranche basis, ratably over the service period beginning with the start of the measurement of performance.
2010 LTI Plan
The 2022 LTI Plan replaced the 2010 Long-Term Incentive Plan (the “2010 LTI Plan”) for all long-term incentive awards issued from and after January 1, 2022. The 2010 LTI Plan remains effective, but only with respect to LTI awards issued and outstanding as of December 31, 2021, and any authorized but unissued shares remaining in the 2010 LTI Plan are available only to satisfy such awards.
Under the 2010 LTI Plan, we granted awards of restricted stock or restricted stock units to employees and non-employee directors. Awards granted to employees were typically subject to performance and service conditions. Awards granted to non-employee directors were time-based awards subject only to service conditions. Awards were measured at the grant date fair value with compensation costs associated with the awards recognized over the requisite service period, usually the vesting period, on a straight-line basis.
Board of Director Awards
Immediately after our 2022 Annual Meeting of Stockholders in March 2022, we granted each of the five non-employee directors a restricted stock award covering 26,490 shares (132,450 shares in total). Those shares are scheduled to vest on the day immediately preceding the 2023 Annual Meeting of Stockholders (but in no event later than March 31, 2023), subject only to service conditions.
In February 2021, we granted each of the four non-employee directors serving at that time a restricted stock award covering 31,936 shares (127,744 shares in total). Those shares vested on the day immediately preceding our 2022 Annual Meeting of Stockholders in March 2022.
In December 2020, we granted each of the nine non-employee directors serving at that time a restricted stock award covering 15,905 shares (143,145 shares in total). Those shares were scheduled to vest on March 31, 2021, subject only to service conditions. The vesting of 79,525 of such shares was accelerated to February 18, 2021 (the date of the 2021 Annual Meeting of Stockholders) when the term of service for five of the non-employee directors ended. The remaining 63,620 shares vested on March 31, 2021.
In May 2020, we granted 12,346 shares of restricted stock to a newly-appointed non-employee director, and in December 2019, we granted each of the nine non-employee directors serving at that time a restricted stock award covering 24,768 shares (222,912 shares in total). The vesting of these shares was subject only to service conditions, and all of such shares vested on September 30, 2020.
Employee Awards
FY22 Awards — In October and November 2021, we granted restricted stock unit awards covering a total of 981,327 shares to our executive officers and other key employees. These awards were issued as part of our annual LTI program for fiscal 2022. The awards have a three-year performance period consisting of fiscal 2022, fiscal 2023 and fiscal 2024. For each award, the total number of shares was allocated equally among the three fiscal years in the performance period, with each tranche having separate performance conditions. The number of shares available to vest from each tranche can range from 0 to 150% and is dependent on the achievement of the performance condition for that tranche. All of the shares that become available to vest based on the achievement of the performance conditions will vest on September 30, 2024, so long as the recipient continues active employment with the Company through that date. Performance targets for the fiscal 2022 tranche were determined and communicated at the time of grant. Grant dates for the other two tranches will be determined when the applicable performance targets are established for these tranches. As of September 30, 2022, we considered the performance targets for the fiscal 2022 tranche to be probable of achievement at the 150% level. During fiscal 2022, we granted restricted stock unit awards covering an additional 161,265 shares to executive officers and other key employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in October and November 2021.
In October 2021, we granted a restricted stock award covering 29,722 to an executive officer as a special performance and retention award. This awards vests ratably over three years (fiscal 2022, fiscal 2023 and fiscal 2024), subject only to continued service.
FY21 Awards — In February 2021, we granted restricted stock units covering a total of 1,177,214 shares to our executive officers and other key employees. The awards have a three-year performance period consisting of fiscal 2021, fiscal 2022 and fiscal 2023. For each award, the total number of shares was allocated equally among the three fiscal years in the performance period, with each tranche having separate performance conditions. The number of shares available to vest from each tranche can range from 0 to 150% and is dependent on the achievement of the performance condition for that tranche. All of the shares that become available to vest based on the achievement of the performance conditions will vest on September 30, 2023, so long as the recipient continues active employment with the Company through that date. Performance targets for the fiscal 2021 tranche were determined and communicated in February 2021, and performance targets for the fiscal 2022 tranche were determined and communicated in October 2021. The grant date for the fiscal 2023 tranche will be determined when the applicable performance targets are established for that tranche. As of September 30, 2021, we considered the performance targets for the fiscal 2021 tranche to be probable of achievement at the 150% level, and as of September 30, 2022, we considered the performance targets for the fiscal 2022 tranche to be probable of achievement at the 150% level. During fiscal 2021, we granted restricted stock unit awards covering an additional 4,722 shares of restricted stock to employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in February 2021.
FY20 Awards — In January 2020, the Committee approved restricted stock unit awards for executive officers and key employees, but did not finalize the performance targets at that time. In January 2021, the Committee approved the applicable performance targets and we granted restricted stock unit awards covering a total of 550,224 shares of restricted stock to employees. We consider the awards to have a three-year performance period consisting of fiscal 2020, fiscal 2021 and fiscal 2022, with a service condition applicable to fiscal 2020 and then separate performance conditions applicable to fiscal 2021 and 2022. For each award, the total number of shares was allocated equally among fiscal 2021 and fiscal 2022, with each tranche having separate performance conditions. The number of shares available to vest from each tranche is dependent on the achievement of the performance condition for that tranche and can range from 0 to 100%. All of the shares that become available to vest based on the achievement of the performance conditions will vest on September 30, 2022, so long as the recipient continues active employment with the Company through that date. Performance targets for the fiscal 2021 tranche were communicated in January 2021, and performance targets for the fiscal 2022 tranche were determined and communicated in October 2021. As of September 30, 2021, we considered the performance targets for the fiscal 2021 tranche to be probable of achievement at the 100% level, and as of September 30, 2022, we considered the performance targets for the fiscal 2022 tranche to be probably of achievement at the 100% level.
FY19 Awards — In December 2018, we granted restricted stock unit awards covering a total of 971,615 shares to executive officers and other key employees. The awards had a three-year performance period consisting of fiscal 2019, fiscal 2020 and fiscal 2021, and were subject to a single three-year performance condition as well as a service condition through the end of the performance period. In November 2020, the Committee determined that the stated performance target for such awards was not probable of achievement and approved a modification of such awards that reduced the number of shares available for vesting and established a new one-year performance condition (in addition to the continuing service condition) applicable to the vesting of the remaining shares. We treated this modification as a cancellation of the existing awards and the grant of new awards subject to a new performance condition, which resulted in (1) the cancellation of awards covering 458,960 shares and the reversal of $2.9 million of previously recognized stock compensation expense and (2) the grant of 358,883 shares of restricted stock. During fiscal 2021, we granted restricted stock unit awards covering an additional 61,138 shares of restricted stock to employees in connection with promotions or new hires. These additional awards carried the same terms as those granted in December 2018. All of these awards vested in November 2021, after the Committee determined that the performance condition had been met.
FY18 Awards — In December 2017, we granted restricted stock unit awards covering a total of 1,308,533 shares to executive officers and other key employees. The awards had a three-year performance period consisting of fiscal 2018, fiscal 2019 and fiscal 2020, and were subject to a single three-year performance condition as well as a service condition through the end of the performance period. Awards covering 190,725 shares vested on September 30, 2018. In November 2020, the Committee determined that the performance target applicable to the awards was only partially achieved, and approved the vesting of 295,723 shares in December 2020. Awards covering 81,896 shares were cancelled, resulting in a reversal of $0.8 million of previously recognized stock compensation expense.
As of September 30, 2022, the unamortized fair value of share awards to be amortized over their remaining vesting periods was approximately $10.0 million. The weighted-average period over which these costs will be amortized is approximately two years.
The following table presents amounts related to our stock compensation arrangements:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020

Share-based compensation costs	$5,053	$3,946	$(5,094)
Income tax expense (benefit) on share-based compensation	(557)	561	420

The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2021	2,218,777	$4.86
Granted	1,304,764	7.24
Released (a)	(496,535)	4.84
Cancelled	(913,683)	5.91
Outstanding as of September 30, 2022	2,113,323	$5.88
(a) 103,515 shares were withheld to satisfy related income tax withholding.
The following table presents a summary of the fair value of shares granted:

	Fiscal Year Ended September 30,
(in millions except per share amounts)	2022	2021	2020

Weighted average grant date fair value per share granted (a)	$7.24	$4.92	$5.73
Total market value of shares released	$3.7	$3.4	$5.1
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
NOTE 11: INCOME TAXES
The following table presents the components of our income before income taxes, including inter-segment amounts:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020

Domestic*	$49,937	$2,320	$(31,989)
Foreign	17,776	13,742	(38,106)
	$67,713	$16,062	$(70,095)
*    Includes the majority of our corporate administrative costs. See Note 14: Segment Information for information pertaining to segment contribution.
The following table presents the significant components of the income tax provision:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020

Current:
Federal	$9,465	$(479)	$(6,631)
State and foreign	3,143	4,646	10,544
	12,608	4,167	3,913
Deferred:
Federal	983	3,202	(1,561)
State and foreign	3,962	81	(3,984)
	4,945	3,283	(5,545)
Total income tax (benefit) expense	$17,553	$7,450	$(1,632)

The following table presents a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020

Income tax expense (benefit) at the federal statutory rate	$14,223	$3,374	$(14,720)
State taxes, net of federal benefit	1,728	931	951
Mexico inflation adjustment	(2,089)	(1,217)	(1,120)
Non-deductible items	1,705	2,087	772
Foreign rate differential	1,306	1,111	(1,671)
Change in valuation allowance	660	(137)	962
Stock compensation	(161)	293	598
Uncertain tax positions	(2,025)	208	2,849
Non-deductible impairment	—	—	9,093
Deferred tax true-up	3,811	896	—
Other	(1,605)	(96)	654
Total income tax expense (benefit)	$17,553	$7,450	$(1,632)
Effective tax rate	26%	46%	2%
The following table shows significant components of our deferred tax assets and liabilities:

	September 30,
(in thousands)	2022	2021

Deferred tax assets:
Cash Converters	$14,299	$13,848
Tax over book inventory	7,942	7,595
Accrued liabilities	8,384	7,731
Pawn service charges receivable	2,507	1,195
Stock compensation	887	643
Foreign tax credit	1,696	2,484
State and foreign net operating loss carryforwards	16,220	19,414
Book over tax depreciation	5,574	7,250
Other	3,943	3,562
Total deferred tax assets before valuation allowance	61,452	63,722
Valuation allowance	(17,966)	(19,135)
Total deferred tax assets, net	43,486	44,587
Deferred tax liabilities:
Tax over book amortization	29,663	23,674
Note receivable discount	—	13,483
Prepaid expenses	2,051	1,368
Total deferred tax liabilities	31,714	38,525
Net deferred tax asset	$11,772	$6,062
As of September 30, 2022, we had state net operating loss carryforwards of approximately $90.5 million, which begin to expire in 2023 if not utilized. We also had foreign net operating loss carryforwards of $51.3 million, which will begin to expire in 2030 if not utilized. Additionally, we have a $1.7 million foreign tax credit that will expire between 2024 to 2027 if not utilized.
Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. The Company has elected to account for the tax on Global Intangible Low-Taxed Income (“GILTI”) as a period cost and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance has been established to offset certain state and foreign net operating loss carryforwards and foreign tax credit carryforwards that are not more likely than not to be utilized prior to expiration. The valuation allowance decreased by $1.2 million in fiscal 2022, primarily due to the expiration of the statute of limitations on certain state NOL’s for which a valuation allowance had been recorded as well as a reduction of fully reserved net operating loss carryforward and other deferred tax assets in Canada . We believe our results from future operations will generate sufficient taxable income in the appropriate jurisdictions such that it is more likely than not that the remaining deferred tax assets will be realized.
Deferred taxes are not provided for undistributed earnings of foreign subsidiaries of approximately $72.5 million which are intended to be reinvested outside of the U.S. Accordingly, no provision for foreign withholding taxes associated with a distribution of those earnings has been made. We estimate that, upon distribution of our share of these earnings, we would be subject to withholding taxes of approximately $3.7 million as of September 30, 2022. We provided deferred income taxes on all undistributed earnings from Cash Converters.
The following table presents a roll-forward of unrecognized tax benefits:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020

Beginning balance	$4,763	$3,085	$1,435
Increase for tax positions taken during a prior period	547	2,135	1,401
Increase for tax positions taken during the current period	—	—	249
Decrease for tax positions as a result of the lapse of the statute of limitations	(1,742)	(457)	—
Ending balance	$3,568	$4,763	$3,085
All of the above unrecognized tax benefits, if recognized, would impact our effective tax rate for the respective period of each ending balance. The statute of limitations will expire within the next twelve months with respect to approximately $0.8 million of foreign uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2022, the Company recognized income tax expense of $0.2 million offset by the reversal of previously accrued interest and penalties of $1.0 million due to the lapse of the statue of limitations on the associated tax position and an income tax expense of $0.3 million and $1.2 million, during 2021 and 2020 respectively, due to the accrual of interest and penalties. The total amount of accrued interest and penalties was $1.0 million, $1.8 million and $1.5 million in 2022, 2021 and 2020, respectively.
We are subject to U.S., Mexico, Canada, Guatemala, Honduras, El Salvador, Peru and the Netherlands income taxes as well as income taxes levied by various state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2016. We believe that adequate provisions have been made for any adjustments that may result from tax examinations.

NOTE 12: LEASES
The table below presents balances of our lease assets and liabilities and there balance sheet locations for both operating and financing leases:

(in thousands)	Balance Sheet Location	September 30, 2022	September 30, 2021

Lease assets:
Operating lease right-of-use assets	Right-of-use assets, net	$221,405	$200,990
Financing lease assets	Right-of-use assets, net	181	—
Total lease assets		$221,586	$200,990

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$52,334	$52,263
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	37	—
Total current lease liabilities		52,371	52,263

Non-current:
Operating Lease liabilities	Operating lease liabilities	180,756	161,330
Financing lease liabilities	Other long-term liabilities	148	—
Total non-current lease liabilities		180,904	161,330
Total lease liabilities		$233,275	$213,593
The table below provides major components of our lease costs:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021

Operating lease cost:
Operating lease cost *	$67,414	$61,980
Variable lease cost	15,229	13,000
Total operating lease cost	82,643	$74,980

Financing lease cost:
Amortization of financing lease assets	3	—
Interest on financing lease liabilities	1	—
Total financing lease cost	4	—
Total lease cost	$82,647	$74,980
* Includes a reduction for sublease rental income of $3.6 million and $3.4 million for fiscal years ending September 2022 and 2021, respectively.

Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in “Store expenses” and “General and administrative” expense, based on the underlying lease use. Cash paid for operating leases are $72.3 million and $61.9 million for the fiscal years ended September 30, 2022 and 2021, respectively.
The weighted- average term and discount rates for leases are as follows:

	Fiscal Year Ended September 30,
	2022	2021
Weighted-average remaining lease term (years):
Operating leases	5.12	5.08
Financing leases	4.10	—

Weighted-average discount rate:
Operating leases	8.32%	5.92%
Financing leases	11.14%	—%

As of September 30, 2022, maturities of lease liabilities under ASC 842 by fiscal year were as follows (in thousands):

	Operating Leases	Financing Leases
Fiscal 2023	$69,106	$63
Fiscal 2024	59,734	56
Fiscal 2025	49,924	56
Fiscal 2026	39,621	55
Fiscal 2027	27,107	5
Thereafter	40,681	—
Total lease liabilities	286,173	235
Less: portion representing Imputed interest	53,083	50
Total net lease liabilities	233,090	185
Less: current portion	52,334	37
Total long term net lease liabilities	$180,756	$148
In December 2014, we entered into a non-cancelable 13-year operating lease for our corporate offices, with rent payments beginning February 2016 and ending March 2029. Annual rent, net of square footage subsequently terminated as a result of negotiations with the landlord, escalate from $2.5 million at lease inception to $3.9 million in the terminal year of the lease.
The lease includes two five-year extension options at the end of the initial lease term. The estimated minimum future rental payments under the lease are approximately $24.4 million as of September 30, 2022. During fiscal 2017 and 2016, we initiated subleases for a portion of our corporate operating office lease for estimated minimum future sublease payments of approximately $12.2 million. In addition to the above subleases, during fiscal 2018 we entered into an amendment to the operating lease surrendering another 15% of the initial leased premises. As a result, sublease payments were expected to fully offset our original operating lease obligations through August 2022, with renewal options available until the end of the master operating lease in March 2029.
During the second quarter of fiscal 2015, we entered into cancellable subleases for our Miami office for an estimated minimum future sublease payment of approximately $2.9 million. Sublease payments are expected to offset substantially all of our original operating lease obligations over the nine-year period beginning March 2015 and ending September 2024. During the fourth quarter of fiscal 2022, the Miami office lease and sublease were terminated with no fees, and the deposit to the subtenant was returned.
As a result of the COVID-19 pandemic, we believe there was a significant adverse change in the business climate that impacted the office leasing market and a significant decrease in the market prices of an asset or asset group that affected the value of the right of use asset for our corporate office. We determined the undiscounted cash flows of the subleases did not exceed the net book value of the right of use asset. We then determined the discounted cash flows of the subleases did not exceed the book value of the right of use asset, and an impairment charge of $5.0 million was recorded in fiscal year 2020 to “Impairment of goodwill, intangible and other assets” in the Consolidated Statements of Operations.
We recorded $69.4 million and $62.8 million in non-cash additions to our right of use assets and lease liabilities for the fiscal year ended September 30, 2022 and 2021, respectively.
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
On October 14, 2021, Andrew Kowlessar filed an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida styled Andrew Kowlessar, individually and on behalf of all others similarly situated vs. EZCORP, Inc. d/b/a Value Pawn & Jewelry (Case No. CACE-21-018864). The matter subsequently was amended and removed to the United States District Court of the Southern District of Florida as Andrew Kowlessar, individually and on behalf of all others similarly situated vs. EZPAWN Florida, Inc. d/b/a Value Pawn & Jewelry (Case No. 0:21-cv-62362-RKA). In May 2022, the federal court action was dismissed and the case was refiled in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida (Case No. 2022-008506-CA-01). The complaint was brought under Section 501.059, Florida Statutes, the Florida Telephone Solicitation Act (“Act”), and alleges certain text messages were sent in violation of the Act. The matter involves claims by a single individual, but alleges a class of persons who may have similar claims of violations of the Act and seeks class certification. On June 16, 2022, following discovery and pre-trial mediation, the parties agreed to a settlement of all asserted claims and entered into a Settlement Agreement and Release. The agreed settlement requires the Company to make available up to $5 million to be used to pay verified claims (not to exceed $70 per verified claimant), as well as attorneys’ fees and costs. The agreed settlement was approved by the court on October 24, 2022; the period for submitting claims expired on November 8, 2022; and the third party claims administrator is in the process of verifying the submitted claims. The Company recorded a charge during the quarter ended June 30, 2022 representing the estimated liability for the settlement of this matter and believes the accrual remains sufficient to cover the Company’s liability in this matter as finally determined.
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
We currently report our segments as follows:
•U.S. Pawn — All pawn activities in the United States;
•Latin America Pawn — All pawn activities in Mexico and other parts of Latin America; and
•Other Investments — Primarily our equity interest in the net income of Cash Converters along with our investment in Founders and RDC.
There are no inter-segment revenues presented below, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements.
The following tables present revenue for each reportable segment, disaggregated revenue within our three reportable segments and Corporate, segment profits and segment contribution.

	Fiscal Year Ended September 30, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$391,958	$140,928	$—	$532,886	$—	$532,886
Jewelry scrapping sales	25,739	6,294	—	32,033	—	32,033
Pawn service charges	240,982	79,883	—	320,865	—	320,865
Other revenues	83	247	111	441	—	441
Total revenues	658,762	227,352	111	886,225	—	886,225
Merchandise cost of goods sold	230,241	99,141	—	329,382	—	329,382
Jewelry scrapping cost of goods sold	22,755	5,941	—	28,696	—	28,696
Gross profit	405,766	122,270	111	528,147	—	528,147
Segment and corporate expenses (income):
Store expenses	266,114	91,303	—	357,417	—	357,417
General and administrative	—	—	—	—	64,342	64,342
Depreciation and amortization	10,552	7,913	—	18,465	13,675	32,140
(Gain) loss on sale or disposal of assets and other	51	(37)	—	14	(688)	(674)
Interest expense	—	—	—	—	9,972	9,972
Interest income	(2)	(815)	—	(817)	—	(817)
Equity in net income of unconsolidated affiliates	—	—	(1,779)	(1,779)	—	(1,779)
Other (income) expense	—	(148)	52	(96)	(71)	(167)
Segment contribution	$129,051	$24,054	$1,838	$154,943
Income (loss) before income taxes				$154,943	$(87,230)	$67,713

	Fiscal Year Ended September 30, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$341,495	$101,303	$—	$442,798	$—	$442,798
Jewelry scrapping sales	15,260	10,765	—	26,025	—	26,025
Pawn service charges	196,721	63,475	—	260,196	—	260,196
Other revenues	105	7	420	532	—	532
Total revenues	553,581	175,550	420	729,551	—	729,551
Merchandise cost of goods sold	191,039	66,179	—	257,218	—	257,218
Jewelry scrapping cost of goods sold	13,001	9,847	—	22,848	—	22,848
Gross profit	349,541	99,524	420	449,485	—	449,485
Segment and corporate expenses (income):
Store expenses	253,344	77,493	—	330,837	—	330,837
General and administrative	—	—	—	—	56,495	56,495
Depreciation and amortization	10,650	7,371	—	18,021	12,651	30,672
Gain (loss) on sale or disposal of assets	27	(6)	—	21	62	83
Other Charges	—	229	—	229	—	229
Interest expense	—	—	—	—	22,177	22,177
Interest income	—	(2,016)	—	(2,016)	(461)	(2,477)
Equity in net income of unconsolidated affiliates	—	—	(3,803)	(3,803)	—	(3,803)
Other (income) expense	—	(840)	(173)	(1,013)	223	(790)
Segment contribution	$85,520	$17,293	$4,396	$107,209
Income (loss) before income taxes				$107,209	$(91,147)	$16,062

	Fiscal Year Ended September 30, 2020
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$391,921	$106,292	$—	$498,213	$—	$498,213
Jewelry scrapping sales	36,691	11,262	—	47,953	—	47,953
Pawn service charges	210,081	62,557	—	272,638	—	272,638
Other revenues	150	—	3,823	3,973	—	3,973
Total revenues	638,843	180,111	3,823	822,777	—	822,777
Merchandise cost of goods sold	251,544	82,937	—	334,481	—	334,481
Jewelry scrapping cost of goods sold	28,064	9,977	—	38,041	—	38,041
Other cost of revenues	—	101	953	1,054	—	1,054
Gross profit	359,235	87,096	2,870	449,201	—	449,201
Segment and corporate expenses (income):
Store expenses	261,608	69,916	5,246	336,770	—	336,770
General and administrative	—	—	—	—	54,133	54,133
Impairment of goodwill and intangibles assets	10,000	35,938	1,149	47,087	7,579	54,666
Depreciation and amortization	11,030	7,315	68	18,413	12,414	30,827
Gain (loss) on sale or disposal of assets	385	(72)	(20)	293	508	801
Other Charges	3,106	1,715	3,802	8,623	11,765	20,388
Interest expense	—	685	549	1,234	21,238	22,472
Interest income	—	(1,586)	—	(1,586)	(1,587)	(3,173)
Equity in net loss of unconsolidated affiliates	—	—	2,429	2,429	—	2,429
Other (income) expense	—	(156)	6	(150)	133	(17)
Segment contribution (loss)	$73,106	$(26,659)	$(10,359)	$36,088
Income (loss) before income taxes				$36,088	$(106,183)	$(70,095)
The following table presents separately identified segment assets:

(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Corporate	Total

Assets as of September 30, 2022
Pawn loans	$163,484	$46,525	$—	$—	$210,009
Pawn service charges receivable, net	29,441	4,035	—	—	33,476
Inventory, net	114,951	36,664	—	—	151,615
Total assets	872,959	258,702	41,334	174,883	1,347,878

Assets as of September 30, 2021
Pawn loans	$135,931	$39,970	$—	$—	175,901
Pawn service charges receivable, net	24,365	4,972	—	—	29,337
Inventory, net	82,386	28,603	—	—	110,989
Total assets	779,271	233,347	38,993	215,300	1,266,911

The following tables provide geographic information:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020

Revenues:
United States	$658,762	$553,581	$638,844
Mexico	173,122	128,773	131,965
Other Latin America	54,230	46,777	48,146
Canada and other	111	420	3,822
Total revenues	$886,225	$729,551	$822,777

	September 30,
(in thousands)	2022	2021

Property and equipment, net:
United States	$32,594	$30,651
Mexico	19,805	$19,255
Other Latin America	4,326	$3,905
Property and equipment, net	$56,725	$53,811
NOTE 15: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Financial Information
The following table provides information on net amounts included in our Consolidated Balance Sheets:

	September 30,
(in thousands)	2022	2021

Gross pawn service charges receivable	$44,192	$37,360
Allowance for uncollectible pawn service charges receivable	(10,716)	(8,023)
Pawn service charges receivable, net	$33,476	$29,337

Gross inventory	$153,673	$115,300
Inventory reserves	(2,058)	(4,311)
Inventory, net	$151,615	$110,989

Prepaid expenses and other	$8,336	$5,386
Accounts receivable and other	8,435	9,322
Income taxes prepaid and receivable	17,923	16,302
Prepaid expenses and other current assets	$34,694	$31,010

Accounts payable	$24,056	$22,462
Accrued payroll	8,365	9,093
Incentive accrual	17,403	16,868
Other payroll related expenses	9,592	10,695
Accrued sales and VAT taxes	7,279	10,936
Accrued income taxes payable	2,663	3,826
Other current liabilities	15,151	16,388
Account payable, accrued expenses and other current liabilities	$84,509	$90,268

Unrecognized tax benefits, non-current	$2,241	$2,571
Other non-current liabilities	6,508	7,814
Other long-term liabilities	$8,749	$10,385

Valuation and Qualifying Accounts
The following table provides information on our valuation and qualifying accounts not disclosed elsewhere:

(in thousands)	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period

Allowance for valuation of inventory:
Year Ended September 30, 2022	$4,311	$—	$2,253	$2,058
Year Ended September 30, 2021	12,314	—	8,003	4,311
Year Ended September 30, 2020	9,737	2,577	—	12,314
Allowance for uncollectible pawn service charges receivable:
Year Ended September 30, 2022	$8,023	$2,693	$—	$10,716
Year Ended September 30, 2021	6,679	1,344	—	8,023
Year Ended September 30, 2020	10,036	—	3,357	6,679
Allowance for valuation of deferred tax assets:
Year Ended September 30, 2022	$19,135	$660	$1,829	$17,966
Year Ended September 30, 2021	18,524	611	—	19,135
Year Ended September 30, 2020	18,094	430	—	18,524

The following table provides supplemental disclosure of Consolidated Statements of Cash Flows information:

	Fiscal Year Ended September 30,
(in thousands)	2022	2021	2020

Supplemental disclosure of cash flow information
Cash and cash equivalents	$206,028	$253,667	$304,542
Restricted cash	8,341	9,957	8,011
Total cash and cash equivalents and restricted cash	$214,369	$263,624	$312,553

Cash paid during the period for interest	$8,230	$8,230	$8,489
Cash paid during the period for income taxes, net	$15,899	$3,696	$9,753

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$300,487	$212,756	$241,252
Transfer of consideration for acquisition	—	1,545	—
Transfer of stock consideration for other investment	1,500	—	—
Acquisition earn-out contingency	—	4,608	—
Accrued acquisition consideration held as restricted cash	—	1,986	—

NOTE 16: SUBSEQUENT EVENTS
On November 2, 2022, we purchased an additional 13 million shares of Cash Converters for $2.0 million. This purchase increased our total ownership in Cash Converters to 273,939,157 shares, representing a 43.7% ownership interest. Additionally, in November 2022, we received a cash dividend of $1.7 million from Cash Converters.

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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022. We believe the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, stockholders’ equity and cash flows as of the dates, and for the periods, presented in conformity with GAAP.
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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of September 30, 2022.
Our internal control over financial reporting as of September 30, 2022 has been audited by our independent registered public accounting firm, as stated in their report appearing below.

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on Internal Control over Financial Reporting
We have audited EZCORP, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2022 and 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2022, and the related notes, and our report dated November 16, 2022 expressed an unqualified opinion thereon.
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
/s/ BDO USA, LLP
Dallas, Texas
November 16, 2022

Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal 2022, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below are the names of the persons who, as of November 1, 2022, constituted our Board of Directors and their ages and committee assignments as of that date:

Name	Age	Committees

Matthew W. Appel	66	Audit, People and Compensation, Nominating (Chair), Lead Independent Director
Zena Srivatsa Arnold	44	Audit, People and Compensation, Nominating
Phillip E. Cohen (Executive Chairman)	75	—
Lachlan P. Given	45	—
Jason A. Kulas	51	—
Pablo Lagos Espinosa	67	Audit, People and Compensation (Chair), Nominating
Gary L. Tillett	63	Audit (Chair), People and Compensation, Nominating
Director Qualifications — The Board believes that individuals who serve on the Board of Directors should have demonstrated notable or significant achievements in business, education or public service; should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders. The following are qualifications, experience and skills for Board members which are important to our business and its future:
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
Board Diversity — The following table summarizes the gender and demographic diversity of our Board of Directors:

Board Diversity Matrix (as of November 1, 2022)
Total number of Directors	7

	Female		Male
Gender Identity	1	14%	6	86%

Demographic Background:
Asian	1	14%
Hispanic or Latinx			1	14%
White			5	72%
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
•Zena Srivatsa Arnold — Ms. Arnold has been a director since May 2019. She is a member of the Audit Committee, the People and Compensation Committee and the Nominating Committee. Ms. Arnold has 20 years of experience in marketing, brand management, strategy development and business operations. She serves as Senior Vice President, Carbonated Soft Drinks, at PepsiCo., Inc., where she oversees the brand and business for the Carbonated Soft Drink portfolio in North America, including some of the company’s largest brands such as Pepsi and Mountain Dew. Prior to joining PepsiCo in March 2022, she was the Chief Digital and Marketing Officer of Kimberly-Clark Corporation, a global personal care and consumer products company (April 2020 to March 2022), and spent six years with Google, serving as Global Head of Growth for Chromebook (May 2019 to March 2020); General Manager, US Chromebooks (March 2018 to May 2019); Global Head of Marketing, Chromebooks and IoT (November 2016 to March 2018); Head of Americas Marketing, Google Play (April 2015 to October 2016); and Head of NA Marketing, Google Play (October 2013 to April 2015). Prior to joining Google, Ms. Arnold spent over nine years in various brand management positions with Kellogg Company (August 2010 to October 2013) and Procter & Gamble (April 2004 to August 2010). Ms. Arnold began her professional career at General Electric Corporation, where she served as Product Manager, Server Solutions for GE Capital IT Solutions (April 2002 to April 2004). Ms. Arnold received a Bachelor of Science degree in Computer Science, with a minor in Business Marketing, from The Ohio State University. She was recognized in 2014 as one of Brand Innovators “40 Under 40,” and has received numerous other professional awards and recognitions.
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
Lachlan P. Given — Mr. Given is our Chief Executive Officer and a director, having been appointed to that role, and elected to the
Board of Directors, in March 2022, after serving as Co-Interim Chief Executive Officer since January 2022. From September 2020 to January 2022, he was Chief Strategy, M&A and Funding Officer, with responsibility for overseeing the Company’s strategic planning; mergers, acquisitions and strategic investments; and capital market and institutional funding activities. From September 2019 to September 2020, he was the Chief M&A and Strategic Funding Officer. He previously served on the Board of Directors from July 2014 to September 2019, holding the position of Non-Executive Chairman (July 2014 to August 2014), Executive Vice Chairman (August 2014 to February 2015) and Executive Chairman (February 2015 to September 2019). Before joining the Company as an executive, Mr. Given provided financial and advisory services to the Company through his own business and financial advisory firm and as a consultant to Madison Park LLC, which is wholly owned by Phillip E. Cohen, who is the beneficial owner of all of our Class B Voting Common Stock. Mr. Given is also a director of The Farm Journal Corporation, a 135-year old pre-

eminent U.S. agricultural media company; Senetas Corporation Limited (ASX: SEN), a developer and manufacturer of certified, defense-grade encryption solutions; CANSTAR Pty Ltd, an Australian financial services ratings and research firm; and Cash Converters International Limited (ASX: CCV). Mr. Given began his career working in the investment banking and equity capital markets divisions of Merrill Lynch in Hong Kong and Sydney, Australia, where he specialized in the origination and execution of a variety of M&A, equity, equity-linked and fixed income transactions.
•Jason A. Kulas — Mr. Kulas is a member of the Board of Directors and holds the position of Vice Chairman and Chief Financial Officer of Exeter Finance LLC. a leading indirect auto finance company. He is a former EZCORP executive, having served as Chief Executive Officer from July 2020 to January 2022 when he left to join Exeter Finance, and President and Chief Financial Officer from February 2020 to July 2020. He first became associated with EZCORP in April 2019 when he was appointed as an independent member of the Board of Directors. While an independent director, he served on the Audit Committee and the Nominating Committee. Mr. Kulas resigned from the Board of Directors when he joined the Company as an executive in February 2020, and was reappointed to the Board in connection with his appointment as Chief Executive Officer. Prior to joining the Company as an executive, Mr. Kulas spent over 25 years in financial analysis, investment banking and executive-level finance and operations roles with a variety of companies, most recently Santander Consumer USA Inc., a NYSE-listed auto finance company, where he served as Chief Executive Officer and a director from 2015 to 2017, President from 2013 to 2015, Chief Financial Officer from 2007 to 2015 and a director from 2007 to 2012.  Prior to joining Santander Consumer USA, Mr. Kulas was a Managing Director in Investment Banking with J.P. Morgan Chase & Co. (1995 to 2007), where he managed JPMorgan’s South Region investment banking office.  He has also served as an Adjunct Professor of Marketing at Texas Christian University (1997 to 1999); Securities Analyst at William C. Connor Foundation – TCU Educational Investment Fund (1994 to 1995); and an intern and Financial Analyst at Dun & Bradstreet (1993 to 1995). Mr. Kulas received an MBA with a concentration in Finance and Marketing from Texas Christian University in 1995 and a Bachelor of Arts degree from Southern Methodist University in 1993. He currently serves as an advisor to Warburg Pincus International LLC. He has been involved in a variety of civic and philanthropic activities, including the Salesmanship Club of Dallas, Momentous Institute, Exchange Club of East Dallas, Dallas Citizens Council, Baylor Scott & White Dallas Foundation and Art House Dallas.
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
•Gary L. Tillett — Mr. Tillett has been a director since April 2019 and serves as Chair of the Audit Committee and a member of the People and Compensation Committee and the Nominating Committee. He has more than 40 years of experience in public accounting and business management. He spent 31 years at PricewaterhouseCoopers, where he progressed from entry-level staff to senior partner serving a variety of businesses in the Insurance Practice, the Transaction Services Practice and the U.S. Financial Services Practice. From 2005 to 2010, he was the Transactions Services Leader of the firm’s U.S. Financial Services Practice, leading a newly assembled team of professionals providing service to clients pursuing transactions in the financial services sector. At the time of his retirement from PwC in 2014, he was the Transaction Services Leader of the firm’s New York Metro Practice, where he led teams advising clients on complex transactions, including structuring, due diligence, valuation and financial reporting. Mr. Tillett left PwC in 2014 to take the role of Executive Vice President and Chief Financial Officer of Walter Investment Management Corp., then a publicly traded independent originator and servicer of residential mortgage loans. Walter Investment Management Corp. initiated Chapter 11 bankruptcy proceedings in November 2017 and successfully completed a financial restructuring plan in February 2018 and changed its name to Ditech Holding Corp. Mr. Tillett retired from his position in February 2018 after assisting with the development and execution of the financial restructuring plan. From January 2020 through June 2022,

Mr. Tillett assisted a private mortgage servicing company in a financial consulting role. Mr. Tillett received an MBA from the Manchester Business School at the University of Manchester and a Bachelor of Science degree with an emphasis in Accounting from the University of Texas at Dallas. He is a Certified Public Accountant.
Director qualifications: leadership, chief financial officer and executive management experience; broad business and strategically relevant experience; financial experience, including accounting, tax and financial reporting; personnel development.
Executive Officers
Set forth below are the name, age and position of each of the persons serving as our executive officers as of November 1, 2022:

Name	Age	Title

Phillip E. Cohen	75	Executive Chairman
Lachlan P. Given	45	Chief Executive Officer
Timothy K. Jugmans	46	Chief Financial Officer
John Blair Powell, Jr.	54	Chief Operating Officer
Keith Robertson	58	Chief Information Officer
Sunil Sajnani	42	Chief Audit and Loss Prevention Executive
Nicole Swies	44	Chief Revenue Officer
Lisa VanRoekel	53	Chief Human Resources Officer
Thomas H. Welch, Jr. (1)	67	Chief Legal Officer and Secretary
Ellen Bryant (1)	50	Vice President, Deputy General Counsel
(1)    Mr. Welch has announced that he is retiring from the Company effective December 31, 2022. Ellen Bryant (current Vice President, Deputy General Counsel) will assume the position of Chief Legal Officer and Secretary as of that time.
Set forth below is current biographical information about our executive officers, except for Mr. Cohen and Mr. Given, whose biographical information is included under “Board of Directors” above.
Timothy K. Jugmans — Mr. Jugmans serves as Chief Financial Officer, having been appointed to that role in May 2021. He served as Interim Chief Financial Officer from September 2020 to May 2021. Prior to that, he served as Vice President, Treasury and M&A since December 2016 and as a consultant to EZCORP performing similar duties since March 2015. From January 2015 to December 2016, Mr. Jugmans was a principal of Selene Partners Inc., a financial consulting firm providing strategic advice and other business services to a variety of clients, including the Company and Morgan Schiff & Co., Inc. He served as the Chief Financial Officer of Morgan Schiff from April 2013 to December 2014, and was Chief Financial Officer of ShippingEasy, Inc. from July 2011 to April 2013. From April 2005 to June 2012, Mr. Jugmans was a Corporate Advisor at Lexicon Partners Pty Limited, an independent corporate advisory and consulting firm based in Sydney, Australia. He served in various analyst and senior analyst positions at boutique investment banks for seven years prior to that. Mr. Jugmans received a Bachelor of Business degree with a major in Finance and a minor in Mathematics from the University of Technology in Sydney. He serves as non-executive Chairman of the Board of Cash Converters International Limited (ASX:CCV), having been appointed to that position in April 2022. From April 2015 to April 2021, he served as a non-executive board member and Chairman of Ratecity Pty Ltd., which operates one of Australia’s leading financial comparison sites.
John Blair Powell, Jr. — Mr. Powell serves as Chief Operating Officer and has responsibility for store-level operations for all of the Company’s locations worldwide. He joined EZCORP in 1989 as a pawnbroker in Houston, Texas, and during his 30+-year tenure at EZCORP, has held all field level positions, from store level to multi-unit management positions, including Regional Director of Operations. He moved into Operations at the Corporate Support Center in 2000 and was our top Operations Administration executive for the 13 years, most recently serving as Chief Customer Service Officer for Global Pawn. Mr. Powell was named President, US Pawn in September 2020 and was promoted to President, Global Pawn in October 2021. He served as Co-Interim Chief Executive Officer from January 2022 to March 2022, when he was appointed Chief Operating Officer. Mr. Powell attended Sam Houston State University.
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

Sunil Sajnani — Mr. Sajnani joined the Company in April 2020 and serves as Chief Audit and Loss Prevention Executive. Prior to joining the Company, he spent six years at Santander Consumer USA in multiple leadership roles, initially as Chief Audit Executive and most recently as Executive Vice President, Head of Digital, Direct to Consumer and Service for Others. Prior to Santander Consumer, Mr. Sajnani held a variety of management positions at Conn’s, Inc., most recently serving as the Head of Internal Audit, Enterprise Risk Management and Regulatory Compliance. He began his career with PricewaterhouseCoopers in Transaction Advisory Services, mainly serving large banks and specialty finance institutions. Mr. Sajnani received a bachelor’s degree in Financial Economics from the University of Michigan at Ann Arbor and a master’s degree in accounting from Eastern Michigan University. He is a Certified Public Accountant and a Certified Regulatory Compliance Manager.
Nicole Swies — Ms. Swies is our Chief Revenue Officer, responsible for global operations administration and earning assets. Ms. Swies joined EZCORP in November 2002 as a Financial Analyst and has worked in various finance and analytics positions primarily supporting operations in the U.S. and Latin America pawn segments and the legacy Financial Services businesses. She served as Chief Revenue and Operations Officer, with additional responsibility for digital initiatives and marketing, from September 2020 to March 2022, when her title was changed to Chief Revenue Officer. Ms. Swies is a member of the Community Advisory Council for the Ronald McDonald House Charities of Central Texas and serves on the finance committee of ConnectHer, a global non-profit organization dedicated to improving the lives of women and girls through projects, stories and film. She earned her Bachelor of Business Administration in finance from the University of Texas at Austin.
Lisa VanRoekel — Ms. VanRoekel is the Chief Human Resources Officer, having joined the Company in January 2021. In March 2022, she was assigned the additional responsibility of overseeing the Company’s Real Estate and Facilities team. Prior to joining the Company, Ms. VanRoekel spent 19 years in expanding roles with Grupo Santander, one of the world’s largest international banks serving over 100 million customers with 187,000 employees. As an expert leading cultural change and innovative large-scale organizational transformation, Ms. VanRoekel led the Human Resources functions at Santander Digital (USA, Spain and UK), Santander Consumer USA and Santander Bank, N.A. Her most recent role with Grupo Santander was Group Vice President: Human Resources at Santander Digital, where she was responsible for successfully building digital and innovation talent across the U.S., Europe and Latin America. Prior to joining Grupo Santander, she was Director of Human Resources at Allied Riser Communications. Ms. VanRoekel holds B.S. and M.S. degrees in Journalism from Texas A & M Commerce (formerly East Texas State University).
Thomas H. Welch, Jr. — Mr. Welch joined EZCORP in April 2009 as Senior Vice President, General Counsel and Secretary, with his title changing to Chief Legal Officer and Secretary in May 2017. He joined Dell Inc.’s legal department in 1995, and served as Vice President, Legal and General Corporate Counsel from April 1999 to April 2008. Mr. Welch was principally responsible for legal support of Dell’s corporate securities, corporate finance, mergers and acquisitions, financial services, executive compensation and benefits, facilities, corporate governance and general corporate matters. From 1992 to 1995, Mr. Welch was Vice President – Corporate Development of Parker & Parsley Petroleum Company (predecessor to Pioneer Natural Resources Company), and previously was a shareholder with the law firm of Johnson & Gibbs, P.C., Dallas, Texas. Mr. Welch received a Bachelor of Science degree in Management from Purdue University and a J.D. degree from the University of Texas at Austin. Mr. Welch has announced that he is retiring from the Company effective December 31, 2022. The Company will engage him in a limited advisory capacity for a period of one year following his retirement.
Ellen Bryant — Ms. Bryant serves as Vice President and Deputy General Counsel, providing executive legal support to the Company’s U.S operations and corporate shared services and overseeing the Company’s Compliance and Government Relations functions. Ms. Bryant joined the Company in January 2004 as Associate General Counsel and has held legal roles of increasing responsibility through August 2015, when she was promoted to her current position. During her tenure with the Company, Ms. Bryant has been primarily responsible for legal support of the Company’s pawn segments, with experience in the U.S. and Mexico, mergers and acquisitions, financial services, compliance, and general corporate matters. Prior to joining the Company, Ms. Bryant was a Staff Attorney with the Texas Automobile Dealers Association. She received a Bachelor of Arts degree from the University of Texas at Austin and a J.D. degree from the University of Houston Law Center. Ms. Bryant has been appointed Chief Legal Officer and Secretary effective January 1, 2023.
Section 16(a) Beneficial Ownership Reporting Compliance
Based on written representations and a review of the relevant Forms 3, 4 and 5, during fiscal 2022 all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act, except for the following:
As reported in our 2021 Annual Report on Form 10-K, in November 2021, the People and Compensation Committee determined that, as a result of the Company’s Adjusted Net Income performance during fiscal 2021, 150% of the first tranche of the fiscal 2021 restricted stock units (the “FY21 RSUs”) were available for vesting for those participants whose employment continues through the end of fiscal 2023. The award of FY21 RSUs to our executive officers was appropriately reported on Form 4s at the 100% level at the time of grant in February 2021, but we failed to file Form 4s for the incremental “bonus” units in November 2021 when they were awarded. The award of those bonus units was subsequently reported on Form 4s filed in October 2022 as follows: Mr. Given, 19,881 units; Mr. Jugmans, 9,808 units; Mr. Powell:

9,941 units; Mr. Robertson, 8,880 units; Mr. Sajnani, 9,278 units; Ms. Swies, 9,808 units; Ms. VanRoekel, 9,278 units; and Mr. Welch, 10,868 units.
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
•People and Compensation Committee — The People and Compensation Committee has the primary responsibility of reviewing, analyzing and (as appropriate) approving, on behalf of the Board, executive compensation and organizational development matters, and otherwise assisting the Board in its overall responsibility to enable the Company to attract, retain, develop and motivate qualified executives and employees who will contribute to our long-term success. Specific responsibilities and duties include assisting management and the Board in identifying, developing and evaluating potential candidates for senior executive positions; overseeing the development of succession plans for senior executive positions; reviewing and approving (or recommending, as appropriate) amounts and types of compensation to be paid to our executive officers; reviewing and recommending to the full Board the amount and type of compensation to be paid to our non-employee directors; reviewing and recommending to the full Board all equity compensation to be paid to our Team Members (including the executive officers); and advising management with respect to the quality of the workforce to carry out our strategic goals. The People and Compensation Committee is comprised entirely of directors who satisfy the standards of independence described under “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence.”
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
Meetings and Attendance — The following table sets forth the number of meetings held during fiscal 2022 by the Board of Directors and each committee thereof, as well as the number of times during the year that action was taken by unanimous written consent. Our bylaws currently require the unanimous attendance of all directors in order for a quorum to be present at a meeting of the Board of Directors. In addition to the number of official Board meetings noted below, the independent directors held two other meetings that were not considered official meetings of the Board due to the absence of a quorum.
All directors attended at least 75% of the meetings of the Board and of the committees on which they served.

	Fiscal 2022
	Meetings Held	Action by Unanimous Written Consent

Board of Directors	7	8
Audit Committee	4	1
People and Compensation Committee	7	—
Nominating Committee	2	—

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes our compensation practices and the executive compensation policies, decisions and actions of the People and Compensation Committee of our Board of Directors (the “Committee”). It focuses specifically on compensation earned during fiscal 2022 by the following individuals, referred to as our Named Executive Officers.

Name	Position

Lachlan P. Given (1)	Chief Executive Officer
Timothy K. Jugmans	Chief Financial Officer
Philip E. Cohen	Executive Chairman
John Blair Powell, Jr. (1)	Chief Operating Officer
Thomas H. Welch, Jr.	Chief Legal Officer and Secretary
Jason A. Kulas (2)	Former Chief Executive Officer
(1)    Mr. Given and Mr. Powell served as Co-Interim Chief Executive Officers from January 12, 2022 to March 3, 2022, when Mr. Given was appointed Chief Executive Officer and Mr. Powell was appointed Chief Operating Officer.
(2)    During fiscal 2022, Mr. Kulas served as Chief Executive Officer until January 12, 2022, when he resigned from the Company to pursue another opportunity. He continues to serve on our Board of Directors. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Board of Directors.”
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

Long-term commitment	•Equity incentive awards vest over multiple years to align executives with the investment horizon of long-term shareholders •After vesting, executives are subject to stock ownership requirements
These principles are reflected in the following best-practice features of our executive compensation program:

What We Do		What We Don’t Do

☑	Emphasize performance-based variable pay	☒	Generally, no single trigger change-in-control payments
☑	Link significant portion of equity incentive grants to performance goals	☒	No significant perquisites
☑	Require stock retention by executives and directors	☒	No hedging or pledging of Company stock
☑	Perform annual risk assessments
☑	Retain an independent compensation consultant
☑	Maintain an incentive clawback policy

Compensation Components — “Total direct” compensation is composed of four principal components, each one contributing to the accomplishment of our compensation program goals:

Compensation Component	Description	Attract and Retain	Pay for Performance	Shareholder Alignment	Long-term Commitment

Base salary	A market-competitive salary to provide a fixed annual cash income	✓
Short-term incentives	Annual cash incentive opportunity tied to an assessment of annual corporate and business unit financial performance, as well as individual contributions	✓	✓	✓
Long-term incentives	Equity incentive grants with vesting tied to achievement of earnings-based goals and continued employment	✓	✓	✓	✓
Executive retirement (US only)	Annual retirement plan contributions that vest over three years	✓			✓
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
The Committee asks its independent compensation consultant to conduct an annual competitive compensation review to benchmark compensation for executive officers. Mercer (US) Inc. (“Mercer”), the Committee’s independent compensation consultant, delivered its Fiscal 2022 Executive Compensation Competitive Market Assessment (the “FY22 Mercer Executive Compensation Report”) to the Committee in August 2021 in connection with the Committee’s review and evaluation of the executive compensation program and pay levels for fiscal 2022. For that report, Mercer collected competitive pay data for a peer group of 12 publicly traded companies reviewed and approved by the Committee in May 2021.
There is only one publicly traded company in the marketplace with which we directly compete, FirstCash Holdings, Inc. As a result, the Committee uses a set of similarly-sized companies from relevant industries that serve similar customer bases, operate in the retail or consumer finance industries and typically have similar operating dynamics as the Company. The Committee believes this approach appropriately reflects the diverse labor market for executive talent in which we compete and presents a reasonable reference for evaluating the competitiveness of our executive compensation levels and practices.

The fiscal 2022 peer group consisted of the following companies:

Peer Company	Stock Symbol	Primary Business

Cardtronics Inc.	CATM	Data Processing and Outsourced Services — Fintech
Conn’s, Inc.	CONN	Computer and Electronics Retail
CURO Group Holdings Corp.	CURO	Consumer Finance
Enova International, Inc.	ENVA	Consumer Finance
FirstCash Holdings, Inc.	FCFS	Consumer Finance — Pawn Operator
GreenSky, Inc.	GSKY	Data Processing and Outsourced Services
LendingClub Corporation	LC	Consumer Finance
MoneyGram International, Inc.	MGI	Data Processing and Outsourced Services — Fintech
Oportun Financial Corporation	OPRT	Consumer Finance
Regional Management Corp.	RM	Consumer Finance
Rent-A-Center, Inc.	RCII	Computer and Electronics Retail
World Acceptance Corporation	WRLD	Consumer Finance
This group was the same as the peer group used in fiscal 2021. When the peer group was approved by the Committee, Mercer noted that the Company was below the 25th percentile of the peer group in terms of market capitalization, EBITDA and EBITDA margin, but approximated the median in terms of revenue and revenue growth. Mercer observed that peer group companies continued to be a good fit from a business and revenue standpoint, and did not propose any changes to the group for fiscal 2022.
To benchmark the Company’s executive compensation, Mercer used peer group data from the most recently available proxy filings (CEO and CFO positions and other executive positions where available) and its own executive compensation survey data (for all executive officer positions). Additional data from other published surveys was used as secondary reference points. (Note — The FY22 Mercer Executive Compensation Report did not include any benchmarking information for the Executive Chairman position, as our Executive Chairman, Mr. Cohen, is subject to a special multi-year compensation arrangement that was approved by the full Board in September 2019 and renewed on the same terms for fiscal 2022. See “Compensation Discussion and Analysis — Summary of Fiscal 2019 Compensation Actions — Executive Chairman” in our Annual Report on Form 10-K for the year ended September 30, 2019.)
The FY22 Mercer Executive Compensation Report contained the following general observations, which the Committee took into consideration in evaluating and approving executive compensation for fiscal 2022:
•Cash compensation for most of the Company’s executive officers is between the 50th and 75th percentiles.
•Long-term incentive compensation (at target levels) is mixed vs. the market, with seven of the Company’s executive officers at or below the 50th percentile and three at or above.
•As a whole, total direct compensation (cash compensation plus long-term incentive) for the Company’s executive officers approximates the 40th percentile, but there is wide variation, with three executives being above the 75th percentile and two (the CEO and CFO) being below the 25th percentile, reflecting below-market long-term incentives.
Components of Compensation and Fiscal 2022 Executive Compensation Actions
Our executive compensation program consists of four main elements: base salaries, short-term cash incentive opportunities, long-term incentive opportunities (generally paid in the form of equity awards) and other benefits, including healthcare and retirement. Each of these components is discussed in more detail below, along with the compensation actions that were taken during fiscal 2022.
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

The following table shows, for each Named Executive Officer, the base salaries that were in effect for fiscal 2022 and 2021:

Named Executive Officer	Fiscal 2022 Base Salary	Fiscal 2021 Base Salary	Increase

Lachlan P. Given (1)	$750,000	$600,000	25%
Timothy K. Jugmans (2)	$450,000	$370,000	22%
Philip E. Cohen	$1,500,000	$1,500,000	0%
John Blair Powell, Jr. (3)	$550,000	$375,000	47%
Thomas H. Welch, Jr.	$410,000	$410,000	0%
Jason A. Kulas (4)	$850,000	$850,000	0%
(1)    Mr. Given was appointed Co-Interim Chief Executive Officer effective January 12, 2022 and Chief Executive Officer effective March 3, 2022. The amount shown for fiscal 2022 represents his annualized base salary for the CEO position, which was made effective January 12, 2022. During fiscal 2021 and until January 12, 2022, Mr. Given held the position of Chief Strategy, M&A and Funding Officer, and the amount shown for fiscal 2021 represents his annualized base salary for that position. The percentage increase reflects Mr. Given’s promotion to the CEO position, although his base salary as CEO represents a 12% decrease from the base salary of the previous CEO.
(2)     Mr. Jugmans was promoted from Interim Chief Financial Officer to Chief Financial Officer in May 2021. but received no base salary increase at that time. In September 2021, the Committee approved a base salary increase to $420,000 for fiscal 2022 (representing an increase of 14%) and indicated that it expected to approve a further increase to $450,000 for fiscal 2023 to better align Mr. Jugmans’ compensation with the competitive market benchmarks. In February 2022, in recognition of Mr. Jugmans’ performance, particularly in the context of the CEO change that occurred in January 2022, the Committee approved a base salary increase to $450,000 (with retroactive effect from January 12, 2022), essentially accelerating the increase planned for fiscal 2023. The percentage increase shown represents the aggregate increase vs. the base salary for fiscal 2021.
(3)     In October 2021, the Committee approved a fiscal 2022 base salary for Mr. Powell, who was serving as President, Global Pawn at that time, of $450,000 (representing an increase of $75,000, or 20%, over the fiscal 2021 base salary Mr. Powell received in his previous role as President, US Pawn). In January 2022, Mr. Powell was appointed Co-Interim Chief Executive Officer (effective January 12, 2022), and he served in that position with Mr. Given until March 3, 2022, when he was appointed Chief Operating Officer. The amount shown for fiscal 2022 represents the annualized base salary for the COO position, which was made effective January 12, 2022. The percentage increase shown represents the aggregate increase associated with the two promotions — from President, US Pawn to President, Global Pawn to Chief Operating Officer.
(4)     During fiscal 2022, Mr. Kulas served as Chief Executive Officer until January 12, 2022, when he resigned from the Company to pursue another opportunity. The amount shown for fiscal 2022 represents the annualized salary being paid to Mr. Kulas at that time.
In September 2022, the Committee determined that the base salaries for the Named Executive Officers would be held flat for fiscal 2023.
Annual Short-Term Incentive
Our executive officers, as well as other key Team Members, are eligible to participate in our annual short-term incentive (“STI”) plan. The plan is designed to provide financial reward contingent on achievement of annual corporate and business unit financial results, as well as personal objectives tied to our strategic goals.
The following is a summary of the terms of the fiscal 2022 STI plan, which the Committee approved in October 2021 after significant deliberations regarding the appropriate performance measures:
•The fiscal 2022 STI plan provides cash bonus opportunities based on achievement of specified performance goals. The bonus opportunity for each participant was determined based a designated target amount, a business performance modifier based on the achievement of specified EBITDA-based performance goals for the Company as a whole (consolidated) and each business unit, and an assessment of individual performance.
•Participants were assigned to one of four “STI Incentive Pools” — Consolidated Executive Officer, Consolidated, US Pawn and Latin America Pawn — and the total target amount for each pool equaled the aggregate designated target amount for the participants in that pool.
•The plan was subject to a “Company Performance Gate,” such that no pool would be funded if the Company did not achieve the minimum level of Adjusted EBITDA required for a corporate-level payout.
•If the Company Performance Gate was achieved, then each pool was funded in a range from 0% to 150% of the total target amount assigned to that pool, based on the level of achievement of the applicable performance goal for that pool.
•The performance goal for each pool was based on the Adjusted EBITDA shown in the Board-approved budget for fiscal 2022 (excluding any impact of our investment in Cash Converters), as follows: Consolidated, $83.8 million; US Pawn, $113.4 million; and Latin America Pawn, $37.7 million. The threshold level for each pool (i.e, the performance needed to achieve 50% funding) was set at 85% of the designated performance goal for that pool, and the maximum level (i.e., the performance needed to achieve 150% funding) was set at 110% of the designated performance goal. The Company Performance Gate was set at 85% of the consolidated performance goal.

•The Committee retained discretionary authority to make adjustments to the reported EBITDA as it, in its sole discretion, determined to be necessary, appropriate or desirable to take into consideration special events or other circumstances reasonably beyond management’s control (referred to as “Adjusted EBITDA”).
•Each participant’s bonus amount was funded out of their assigned pool based on an evaluation of their individual performance against objectives specified at the beginning of the year. For all participants other than the Executive Officers, the final bonus amounts were determined by management. For the Executive Officers (other than the CEO), the final bonus amounts were recommended by the CEO and approved by the Committee. The final bonus amount for the CEO was determined by the Committee.
The following table sets forth the fiscal 2022 STI target amount for each of the Named Executive Officers:

Named Executive Officer (1)	Fiscal 2022 STI Target Amount	Target Amount as % of Base Salary

Lachlan P. Given (2)	$1,125,000	150%
Timothy K. Jugmans (3)	$450,000	100%
John Blair Powell, Jr. (4)	$550,000	100%
Thomas H. Welch, Jr.	$246,000	60%
Jason A. Kulas (5)	$1,275,000	150%
(1)    Mr. Cohen, in his role as Executive Chairman, is not a participant in the STI plan, but is subject to a separate incentive opportunity specified in the terms of his employment. Pursuant to those terms, he had the opportunity to earn an incentive award of up to $1,500,000 (100% of his base salary). See “Executive Chairman Incentive Award” below.
(2)    Mr. Given’s fiscal 2022 STI target amount was originally set at $600,000 (100% of base salary) in his role as Chief Strategy, M&A and Funding Officer. The target amount was increased to that shown (effective January 12, 2022) in connection with Mr. Given’s promotion to Chief Executive Officer.
(3)    Mr. Jugmans’ fiscal 2022 STI target amount was originally set at $336,000 (80% of base salary), but was increased to that shown (effective January 12, 2022) in recognition of Mr. Jugmans’ performance, particularly in the context of the CEO change that occurred in January 2022,
(4)    Mr. Powell’s fiscal 2022 STI target amount was originally st at $360,000 (80% of base salary) in his role as President, Global Pawn. The target amount was increased to that shown (effective January 12, 2022) in connection with Mr. Powell’s promotion to Chief Operating Officer.
(5)    Mr. Kulas resigned as Chief Executive Officer effective January 12, 2022 to pursue another opportunity and did not receive any STI bonus for fiscal 2022.
The amount of each Named Executive Officer’s STI bonus opportunity at the Threshold, Target and Maximum levels is set forth in the “Grants of Plan-Based Awards” table under “Incentive Plan Based Awards” below.
During fiscal 2022, the Company’s achieved Adjusted EBITDA (excluding any impact of our investment in Cash Converters) of $108.0 million (129% of the specified consolidated performance goal); US Pawn achieved Adjusted EBITDA of $139.6 million (123% of the specified US Pawn performance goal); and Latin America Pawn achieved Adjusted EBITDA of $31.4 million (83% of the specified Latin America Pawn performance goal). For Consolidated and US Pawn, the Adjusted EBITDA numbers used for measuring performance for STI purposes were substantially similar to the corresponding actual numbers based on GAAP results. For Latin America Pawn, Adjusted EBITDA included adjustments only for constant currency for Latin America Pawn and certain one-time severance costs.
In addition to the noted financial performance, management was successful in completing specific initiatives that were designed to drive progress across the key strategic focus areas for fiscal 2022, which included:
•Strengthening our core pawn business;
•Driving cost efficiency;
•Improving our Team Member experience;
•Improving and expanding our customer engagement through innovation and growth;
•Modernizing our IT and data management systems; and
•Enhancing and maintaining our culture of risk management and compliance.
These strategic focus areas provided the foundation for delivering strong financial performance through increased earnings and efficient balance sheet management.
Following a consideration of all of these factors, the Committee approved the following funding levels for the fiscal 2022 STI Incentive Pools: Consolidated Executive Officers, 150%; Consolidated, 150%; US Pawn, 150%; and Latin America Pawn, 0%. The specific bonus amount for each individual participant was based on the funding level for the applicable pool and the participant’s individual performance. The Committee approved the payouts for the Named Executive Officers as indicated in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table below. Those amounts were calculated as follows:

Named Executive Officer (1)	Target Amount	STI Payout	Percent of Target Awarded

Lachlan P. Given (2)	$976,849	$1,465,274	150%
Timothy K. Jugmans (2)	$417,830	$626,745	150%
John Blair Powell, Jr. (2)	$496,384	$744,576	150%
Thomas H. Welch, Jr.	$246,000	$344,400	140%
Jason A. Kulas	$1,275,000	$—	—
(1)    Mr. Cohen’s bonus payout was calculated as described below under “Executive Chairman Incentive Award.”
(2)     Target Amount shown is a prorated amount reflecting the intra-year increases that were effective January 12, 2022, as described in the footnotes to the table immediately above.
Because no member of the Latin America Pawn team received an STI payout for fiscal 2022, management, understanding the need to provide appropriate compensation opportunities in order to attract and retain high performing employees who are critical to the Company’s future success and with the Committee’s support, agreed to pay an aggregate of approximately $400,000 in discretionary or retention bonuses to selected key Latin America Pawn team members. No executive officer received any such discretionary or retention bonus.
In September 2022, the Committee approved the STI plan for fiscal 2023. The fiscal 2023 STI plan contains the same basic design elements as the fiscal 2022 plan, except that the performance level necessary to achieve 150% funding was raised from 110% of budget to 115% of budget. For fiscal 2023, the Target Amounts for each of the continuing Named Executive Officers will be as follows: Mr. Given, $1,125,000; Mr. Jugmans, $450,000; and Mr. Powell, $550,000.
Long-Term Incentives
General — Long-term incentive (“LTI”) compensation, in the form of equity awards, is a key component in our executive compensation program, helping to encourage long-term commitment, shareholder alignment and long-term performance orientation. The value of equity awards over time bears a direct relationship to the price of our stock and the gain or loss experienced by our stockholders.
All of our executive officers are eligible to receive LTI awards. We structure our LTI compensation program to place greater emphasis on long-term performance that enhances stockholder value. Many of our peers have a significant time-based vesting component to their long-term awards; however, 100% of our LTI awards (reduced to 80% for fiscal 2023, as discussed below) are subject to performance-based vesting. To further emphasize the long-term nature of these awards, 100% of the LTI awards vest at the end of a three-year performance period, rather than a prorated vesting each year during the performance period. The Committee believes this structure incentivizes and rewards longer-term vision and strategies, and provides a balance to our short-term programs, which are focused on annual performance.
Since 2010, we have been issuing LTI awards under the 2010 Long-Term Incentive Plan (the “2010 LTI Plan”). On March 1, 2022, the Committee, the full Board of Directors and the controlling stockholder approved the 2022 Long-Term Incentive Plan (the “2022 LTI Plan”) to replace the 2010 LTI Plan for all awards issued from and after January 1, 2022. The 2010 LTI Plan remains effective, but only with respect to LTI awards issued and outstanding as of December 31. 2021. Under the terms of the 2022 LTI Plan, all awards must be approved by the full Board of Directors, following recommendation by the Committee.
Grant frequency — Although LTI awards may be made at any time as determined by the Committee and approved by the Board, the Committee generally considers new LTI grants for executive officers and other key employees on an annual basis. Given that these annual LTI awards are intended to incentivize performance over the full designated performance period, the Committee considers it appropriate to use the stock price at the beginning of the performance period in determining the number of shares or units to be granted. In the Committee’s view, this methodology, consistently applied, neutralizes the stock price as a factor impacting the timing of awards.
Fiscal 2022 Actions — During and after fiscal 2022, the Committee took the following actions regarding LTI awards:
•Grant of fiscal 2022 LTI awards — In October 2021, the Committee approved the design and structure of the fiscal 2022 LTI awards and authorized the issuance of awards to the executive officers and other key employees. The awards took the form of restricted stock units with the following terms:
•Each participant was assigned an LTI target amount, and the number of units awarded to the participant was determined by dividing the participant’s LTI target amount by $7.57, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2021. The following table sets forth, for each Named Executive Officer, the LTI target amount and the number of units awarded:

Named Executive Officer (1)	Fiscal 2022 LTI Target Amount	Number of Units

Lachlan P. Given (2)	$1,246,027	164,600
Timothy K. Jugmans (3)	$441,534	58,326
John Blair Powell, Jr. (4)	$719,178	95,003
Thomas H. Welch, Jr.	$328,000	43,328
Jason A. Kulas (5)	$2,125,000	280,713
(1)    Mr. Cohen is subject to a separate incentive program and is not eligible for LTI awards. See “Executive Chairman Incentive Award” below.
(2)    Mr. Given’s fiscal 2022 LTI target amount was originally set at $600,000 in his role as Chief Strategy, M&A and Funding Officer, and he was granted an LTI award of 79,260 units in October 2021. His LTI target amount was increased to $1,500,000 (effective January 12, 2022) in connection with his appointment as Chief Executive Officer, and he was granted an additional LTI award of 85,340 units in March 2022. The Target Amount shown above is the prorated amount reflecting the intra-year increase, and the Number of Units shown above is the aggregate of the two grants.
(3)    Mr. Jugmans’ fiscal 2022 LTI target amount was originally set at $420,000, and he was granted an LTI award of 55,482 units in October 2021. His LTI target amount was increased to $450,000 (effective January 12, 2022) in recognition of his performance, particularly in the context of the CEO change that occurred in January 2022, and he was granted an additional LTI award of 2,844 units in March 2022. The Target Amount show above is the prorated amount reflecting the intra-year increase, and the Number of Units shown above is the aggregate of the two grants.
(4)    Mr. Powell’s fiscal 2022 LTI target amount was originally set at $450,000 in his role as President, Global Pawn, and he was granted an LTI award of 59,445 units in October 2021. His LTI target amount was increased to $825,000 (effective January 12, 2022) in connection with his appointment as Chief Operating Officer, and he was granted an additional LTI award of 35,558 units in March 2022. The Target Amount shown above is the prorated amount reflecting the intra-year increase, and the Number of Units shown above is the aggregate of the two grants.
(5)    The Number of Units shown for Mr. Kulas were awarded in October 2021, but forfeited in January 2022 when Mr. Kulas resigned from the Company to pursue another opportunity.
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
•Performance will be measured over a three-year performance period (fiscal 2022, fiscal 2023 and fiscal 2024).
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
•At the end of the performance period (i.e., the end of fiscal 2024), the aggregate number of units that are available to vest from each of the three years will vest for those participants who remain in continuous, active employment with the Company through the performance period. The Committee believes that this structure — combining the single-year focus of the performance targets with the deferral of vesting until the end of the three-year performance period — strikes the proper balance between ensuring that management is incentivized to maximize performance each year and rewarding consistent long-term performance.
•The Committee retains discretionary authority to make such adjustments to the reported net income as it, in its sole discretion, determines to be necessary, appropriate or desirable to take into consideration special events or other circumstances reasonably beyond management’s control (referred to as “Adjusted Net Income”).
•For fiscal 2022, the performance goal at target level was equal to 100% of the Adjusted Net Income shown in the Board-approved budget for fiscal 2022. The threshold level was set at 85% of the target level, and the maximum level was set at 115% of the target level.
•Grant of special award for Mr. Powell — In October 2021, the Committee approved a special, one-time LTI award to Mr. Powell, who at that time had been recently promoted to President, Global Pawn with operating responsibility for the Latin America Pawn business in addition to US Pawn. The award was intended to acknowledge Mr. Powell’s extraordinary contributions during fiscal 2021 as President, US Pawn, provide additional incentive for future performance in his new Global Pawn role, and provide an additional retention element to his total compensation structure. The award consisted of 29,722 shares of restricted stock valued at $225,000 (based on a per share value of $7.57, the closing price of our Class A Non-Voting Common Stock on September 30,

2021) vesting pro-rata over a three-year period consisting of fiscal 2022, fiscal 2023 and fiscal 2024. Any vested stock is subject to a claw-back if Mr. Powell voluntarily terminates his employment with the Company prior to the end of such three-year period.
•Vesting of fiscal 2020 awards — As described in our Annual Report on Form 10-K for the year ended September 30, 2020, the fiscal 2020 LTI awards were approved in November 2020. The basic design of the fiscal 2020 awards is substantially similar to the fiscal 2022 awards discussed above, except that (1) performance is measured over a two-year period (fiscal 2021 and fiscal 2022), with 50% of the units awarded being allocated to each year and (2) no more than 100% of the units allocated to a year may become available for vesting. As reported in our 2021 Annual Report, the Committee determined in November 2021 that 100% of the units allocated to fiscal 2021 were available for vesting for those participants whose employment continued through fiscal 2022.
During fiscal 2022, the Company’s Adjusted Net Income performance ($54.3 million) significantly exceeded the specified performance goal at the target level, and in November 2022, the Committee determined that 100% of the units allocated to fiscal 2022 (along with the units allocated to fiscal 2021 as described above) were vested for those participants whose employment continued through the end of fiscal 2022. The resulting vesting for the continuing Named Executive Officers was as follows: Mr. Given, 74,303 units; Mr. Jugmans, 17,706 units; Mr. Powell, 34,674 units; and Mr. Welch, 50,773 units.
•Second-year performance of fiscal 2021 awards — As described in our 2021 Annual Report, the fiscal 2021 LTI awards were approved in February 2021. The basic design of the fiscal 2021 awards is substantially similar to the fiscal 2022 awards discussed above, except that the three-year performance period consists of fiscal 2021, fiscal 2022 and fiscal 2023. As reported in the 2021 Annual Report, the Committee determined in November 2021 that 150% of the units allocated to fiscal 2021 were available for vesting for those participants whose employment continues through fiscal 2023.
During fiscal 2022, the Company’s Adjusted Net Income performance ($54.3 million) significantly exceeded the specified performance goal at the maximum level, and in November 2022, the Committee determined that 150% of the units allocated to fiscal 2022 were now available for vesting for those participants whose employment continues through the end of fiscal 2023. For the continuing Named Executive Officers, this includes 59,642 units for Mr. Given (including 19,881 “bonus” units); 29,423 units for Mr. Jugmans (including 9,808 “bonus” units); 29,822 units for Mr. Powell (including 9,941 “bonus” units); and 32,604 units for Mr. Welch (including 10,868 “bonus” units).
•First-year performance of fiscal 2022 awards — During fiscal 2022, the Company’s Adjusted Net Income performance ($54.3 million) significantly exceeded the specified performance goal at the maximum level, and in November 2022, the Committee determined that 150% of the units allocated to fiscal 2022 are now available for vesting for those participants whose employment continues through the end of fiscal 2024. For the continuing Named Executive Officers, this includes 82,301 units for Mr. Given (including 27,434 “bonus” units); 29,163 units for Mr. Jugmans (including 9,721 “bonus” units); 47,502 units for Mr. Powell (including 15,834 “bonus” units); and 21,664 units for Mr. Welch (including 7,221 “bonus” units).
•Grant of Fiscal 2023 Awards — In September 2022, the Committee approved the plan design for the fiscal 2023 LTI awards. The approved design retains the basic characteristics of the fiscal 2022 awards, with the following significant modifications:
•Only 60% of the units awarded will be allocated equally among the three years in the performance period (fiscal 2023, fiscal 2025 and fiscal 2025), with each year measured separately based on an annual Adjusted Net Income performance goal.
•Half of the remaining 40% (or 20% of the total units awarded) will be subject to a cumulative performance goal based on Adjusted Net Income growth over the three-year performance period.
•The remaining 20% will be subject to time-based vesting, contingent only on continuous active employment through the end of the performance period.
•The number of performance-based units (whether annual or cumulative) that will be available to vest at the end of the performance period will range from 50% (assuming minimum threshold performance is achieved) and 150%, depending on the level of performance target achievement. There is no “bonus” unit opportunity for the time-based units, and they will vest at 100% only if the continuous active employment condition is met; otherwise, they will be forfeited.
The Committee believes that these modifications introduce two important features into the Company’s LTI awards. For the past three years, LTI performance has been measured on an annual basis, relying largely on the three-year cliff vest feature to add the necessary long-term focus. The Committee considered this structure to be appropriate during the height of the COVID pandemic when long-term forecasting was difficult if not impossible. With the post-COVID recovery now largely complete, the Committee considers it appropriate to add in a multi-year performance measure, while at the same time retaining some portion of the separate annual performance feature. The Committee believes this structure aligns with the Company’s business strategy by maintaining executive focus on each year’s results but also driving long-term, multi-year performance. Additionally, the Committee determined, with the advice of its independent consultant, that the inclusion of a relatively small time-based element better aligns the Company’s equity awards with market comparables.
The fiscal 2023 LTI awards were granted in October 2022 following approval by the Board. The number of units awarded to each participant was determined by dividing the participant’s designated LTI target amount by $7.71, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2022. The following table shows the fiscal 2023 LTI awards for the continuing Named Executive Officers (other than Mr. Cohen, who is subject to a separate incentive program and is not eligible for LTI awards, and Mr. Welch, who had previously announced his intention to retire from the Company effective December 31, 2022):

Named Executive Officer	Fiscal 2023 LTI Target Amount	Number of Units

Lachlan P. Given (1)	$2,000,000	259,403
Timothy K. Jugmans (2)	$500,000	64,850
John Blair Powell, Jr.	$825,000	107,003
(1)    In September 2022, the Committee approved an increase in Mr. Given’s LTI target amount from $1,500,000 to $2,000,000. This change better aligns Mr. Given’s long-term incentive compensation and total direct compensation with the peer group CEOs (from below 25th percentile to 26th percentile and below 25th percentile to 32nd percentile, respectively), and is consistent with the Company’s pay-for-performance philosophy and emphasis on long-term compensation.
(2)    In September 2022, the Committee approved an increase in Mr. Jugmans’ LTI target amount from $450,000 to $500,000. This change better aligns Mr. Jugmans’ long-term incentive compensation and total direct compensation with the peer group CFOs (from 30th percentile to 39th percentile and 37th percentile to 40th percentile, respectively), and is consistent with the Company’s pay-for-performance philosophy and emphasis on long-term compensation.
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
At the beginning of fiscal 2022, Mr. Cohen received 198,150 Units (the “FY22 Units”), which was calculated by dividing the bonus opportunity ($1,500,000) by $7.57, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2021. In September 2022, the Committee reviewed and evaluated Mr. Cohen’s individual performance during fiscal 2022, noting Mr. Cohen’s valuable contributions in key strategic areas, including the following:
•Providing leadership and mentorship to the newly-appointed CEO and COO;
•Providing counsel and operational guidance to improve store-level performance;
•Providing counsel and advice on key growth initiatives, including acquisitions and strategic investments and partnerships; and
•Strategic planning.
As noted above, the Committee has determined that the Company Performance Gate under the fiscal 2022 STI plan has been achieved. See “Annual Short-Term Incentive” above. Consequently, and taking into consideration the Committee’s evaluation of Mr. Cohen’s individual performance, the Committee approved the vesting of 100% of the FY22 Units. Under the terms of Mr. Cohen’s incentive opportunity, 50% of those Units (or 99,075 Units) will be paid out on a per-Unit value of $7.71 (the closing trading price of our Class A Common Stock on September 30, 2022), translating to a cash payout of $763,868. The remaining 50% of the FY22 Units (99,075 Units) will be paid at the end of fiscal 2023 based on the closing trading price of our Class A Non-Voting Common Stock at that time.

At the beginning of fiscal 2023, Mr. Cohen received 194,552 Units (the “FY23 Units), which was calculated by dividing the bonus opportunity ($1,500,000) by $7.71, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2022. The FY23 Units will be subject to the vesting and payout terms described above.
Supplemental Executive Retirement Plan
We provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”) to offer a competitive benefit and to assist in offsetting potential impacts of contribution limitations applicable to our 401(k) retirement savings plan. For fiscal 2022, the Committee approved SERP contributions for each of the executive officers equal to 10% of base salary. This resulted in the following SERP contributions for each of the Named Executive Officers (other than Mr. Cohen who is not eligible for SERP contributions):

Named Executive Officer	Fiscal 2022 SERP Contribution

Lachlan P. Given (1)	$70,767
Timothy K. Jugmans (1)	$44,153
John Blair Powell, Jr. (1)	$53,973
Thomas H. Welch, Jr.	$41,000
Jason A. Kulas (2)	$85,000
(1)    Amount of total contribution during the year was based prorated base salary, taking into account the intra-year increases discussed above under “Components of Compensation and Fiscal 2022 Executive Compensation Actions — Base Salary.”
(2)    This contribution was forfeited when Mr. Kulas resigned from the Company in January 2022.
In September 2022, the Committee approved fiscal 2023 SERP contributions equal to 10% of base salary for each of the executive officers (other than Mr. Cohen and Mr. Welch). For the continuing Named Executive Officers, those contributions were $75,000 for Mr. Given, $45,000 for Mr. Jugmans, $55,000 for Mr. Powell.
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
Annually, the Committee sets the compensation for our executive officers, including objectives and awards under incentive plans (subject to approval of LTI awards by the Board of Directors). The Committee also reviews all other proposed LTI awards and makes recommendations to the Board of Directors on proposed LTI awards and the appropriate compensation for the non-employee directors.
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
Since March 2020, the Committee has retained Mercer as its independent compensation consultant. The Committee’s independent compensation consultant reports directly to the Committee, and the Committee may replace its independent compensation consultant or hire additional consultants at any time. The Committee’s independent compensation consultant communicates with, and attends meetings of, the Committee as requested.
The Committee annually evaluates the independence of its independent compensation consultant in providing executive compensation consulting services, and to date has found no conflict of interest with respect to Mercer.
During fiscal 2022, Mercer, among other things, advised the Committee on the principal aspects of our executive compensation program, updated the Committee on evolving best practices and provided market information and analysis regarding the competitiveness of our program design and award values.
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
Our executive compensation program provides a balance of short-term and long-term incentives that reward achievement of profitable, consistent and sustainable results. These include:
•Annual incentive compensation tied to achievement of profitable Company or business unit performance (as measured by consolidated and/or business unit EBITDA); and
•Meaningful long-term equity incentive opportunities that are substantially performance-based and provide an incentive to deliver long-term growth in stockholder value as a result of sustained earnings growth.
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
Other Executive Compensation Matters
Change in Control Severance Plan — The executive officers (other than Mr. Cohen and Mr. Welch) are participants in the EZCORP, Inc. Change in Control Severance Plan (the “CIC Severance Plan”), which was approved and adopted by the Board of Directors in November 2022. A participant in the CIC Severance Plan is entitled to receive certain severance benefits if both of the following events occur (a “double trigger”): The Company experiences a change in control and the executive’s employment is terminated within two years thereafter. The severance benefits include a cash payment equal to (1) a multiple of the participant’s annual base salary and target STI bonus plus (2) the participant’s prorated target bonus for the year in which the termination occurs. In addition, the Company will provide continued healthcare benefits for a number of years equal to the applicable multiple. The multiple referred to varies by executive officer, with the CEO, COO and CFO having multiples of 2.0 and the remaining executive officer participants having multiples of 1.5.
In connection with the CIC Severance Plan, the Board of Directors also approved amendments to the 2022 Long-Term Incentive Plan and all outstanding LTI awards to provide for the acceleration of vesting (at target levels, in the case of performance-based awards) upon the occurrence of a qualifying termination following a change in control. This acceleration of vesting benefit applies to the CIC Severance Plan participants, as well as all other holders of outstanding LTI awards.
Generally, for purposes of the CIC Severance Plan, a change in control will be deemed to have occurred if a person or group acquires beneficial ownership of 50% or more of the combined voting power of the outstanding Company securities, either directly or through consummation of a business combination; provided, however, that any acquisition or beneficial ownership of voting securities by, or a transfer of voting securities to, Mr. Cohen, any of his heirs or any entity that is owned or controlled by Mr. Cohen or any of his heirs, shall not constitute a change in control.
The foregoing is just a summary description of the principal terms of the CIC Severance Plan and is qualified in its entirety by reference to the full terms and provisions set forth in the plan document, which is filed as an exhibit to this Report.
Other severance benefits — We provide the following other severance benefits to our executive officers (other than Mr. Cohen):
•Unless severance benefits under the CIC Severance Plan are triggered, each of our executive officers will receive one year’s base salary (as a lump sum or in the form of salary continuation) if their employment is terminated by the Company without cause.
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
Restrictive Covenant Agreements — Each of our executive officers (other than Mr. Cohen), along with other key Team Members, has entered into a Restrictive Covenant Agreement under which the executive is subject to confidentiality and non-disclosure obligations with respect to various categories of proprietary, competitively sensitive and confidential information. In addition, each such executive has agreed that, for a period of one year following the termination of employment with the Company, they will not compete with the Company (within a defined area) and will not solicit the Company's Team Members or suppliers.
Retirement arrangements for Mr. Welch — Mr. Welch has been an executive officer, serving in the position of Chief Legal Officer (or General Counsel) and Secretary since April 2009. In September 2022, Mr. Welch (who was not a Named Executive Officer at the time) announced his intention to retire from active employment with the Company at the end of the calendar year. In connection with such retirement, the Company has agreed to provide Mr. Welch with a one-time retirement payment of $205,000 and continued healthcare benefits through the end of fiscal 2024. In addition, the Company has agreed to treat the portions of Mr. Welch’s fiscal 2021 and fiscal 2022 LTI awards that are allocable to completed performance periods as “earned,” meaning they will not expire upon Mr. Welch’s retirement but will continue to be subject to the vesting provisions set forth in the applicable award agreements (except for the requirement of continued employment). All portions of such awards that are allocable to future performance periods (including fiscal 2023) will be forfeited as of the retirement date.

The Company any Mr. Welch also entered into an Advisory Agreement under which Mr. Welch will provide limited advisory services to the Company, including advice and counsel on certain specified legal matters and general assistance as requested. Advisory fees under the agreement will be $205,000, payable monthly. The term of the advisory arrangement will begin on January 1, 2023 and run for one year, subject to early termination by either party or extension by mutual agreement.
The terms of the retirement arrangement and the advisory arrangement were reviewed and approved by the Committee.
Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2022.

Pablo Lagos Espinosa, Chair Matthew W. Appel Zena Srivatsa Arnold Gary L. Tillett

Compensation Committee Interlocks and Insider Participation
None of the persons who served as members of the Compensation Committee during fiscal 2022 are or have ever been an officer of or employed by the Company, nor do they have any relationship that requires disclosure under Item 404 of Regulation S-K, the SEC’s rules requiring disclosure of certain relationships and related party transactions.

Summary Compensation Table
The table below summarizes the total compensation for fiscal 2022, 2021 and 2020 for the Named Executive Officers. See “Part III, Item 11 — Executive Compensation — Compensation Discussion and Analysis” for a description of how we determined the Named Executive Officers. The amounts shown reflect the compensation received by each of the Named Executive Officers for the positions in which they were serving during the fiscal years so noted. as follows:
•Mr. Given served as Chief M&A and Strategic Funding Officer during fiscal 2020, and as Chief Strategy, M&A and Strategic Funding Officer during fiscal 2021 and the first quarter of fiscal 2022. He was named Co-Interim Chief Executive Officer effective January 12, 2022 and appointed Chief Executive Officer on March 3 2022.
•Mr. Jugmans served as Vice President, Treasury and M&A during fiscal 2020. He was named Interim Chief Financial Officer in September 2020 and appointed Chief Financial Officer in May 2021.
•Mr. Powell served as Chief Customer Service Officer during fiscal 2020, and as President, US Pawn during fiscal 2021. He promoted to the position of President, Global Pawn in October 2021 and held that position until he was named Co-Interim Chief Executive Officer effective January 12, 2022. He was appointed Chief Operating Officer on March 3, 2022.
•Mr. Kulas served as President and Chief Financial Officer from February 2020 to July 2020, when he was appointed Chief Executive Officer. He held that position until January 12, 2022,when he resigned from the Company to pursue another opportunity. He served on the Board of Directors as an independent director from April 2019 to February 2020, and continues to served on the Board of Directors as a non-employee director since his resignation as Chief Executive Officer.(Delete this after reading comment)

Name and Principal Position	Fiscal Year	Base Salary	Bonus	Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total

Lachlan P. Given (4)	2022	$728,654	—	$1,045,197	$1,465,274	$84,452	$3,323,577
Chief Executive Officer	2021	$600,000	—	$372,003	$770,000	$83,028	$1,825,031
	2020	$600,000	$277,377	—	—	$82,200	$959,577
Timothy K. Jugmans (4)	2022	$438,615	—	$412,239	$626,745	$71,146	$1,548,745
Chief Financial Officer	2021	$370,000	—	$238,717	$302,500	$66,418	$977,635
	2020	$236,374	$73,923	—	—	$5,646	$315,943
Philip E. Cohen	2022	$1,500,000	—	—	$1,913,468	$23,310	$3,436,778
Executive Chairman	2021	$1,500,000	—	—	$1,656,044	$23,532	$3,179,576
	2020	$1,500,000	—	—	$350,390	$21,028	$1,871,418
John Blair Powell, Jr.	2022	$515,577	—	$777,148	$744,576	$85,510	$2,122,811
Chief Operating Officer	2021	$375,000	—	$180,267	$375,000	$66,316	$996,583
	2020	$308,653	$102,500	—	—	$54,658	$465,811
Thomas H. Welch, Jr.	2022	$410,000	—	$523,648	$344,400	$71,070	$1,349,118
Chief Legal Officer and	2021	$410,000	—	$227,287	$312,500	$70,648	$1,020,435
Secretary	2020	$410,000	$135,300	—	—	$69,570	$614,870
Jason A. Kulas (4)	2022	$343,269	—	$1,083,492	—	$123,688	$1,550,449
Former Chief Executive	2021	$850,000	—	$723,679	$1,593,750	$117,523	$3,284,952
Officer	2020	$424,808	—	$683,878	$437,500	$56,455	$1,602,641
(1)Amounts represent the aggregate grant date fair value of restricted stock or restricted stock unit awards, computed in accordance with FASB ASC 718-10-25. See Note 10: Common Stock and Stock Compensation of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” The actual value realized by the Named Executive Officer with respect to stock awards will depend on whether the award vests and, if it vests, the market value of our stock on the date the stock is sold.
For Mr. Kulas, the fiscal 2022 amount includes $160,000 related to a restricted stock award that he received as a director after resigning from the Company as an executive (see “Director Compensation” below) and the fiscal 2020 amount includes $112,116 related to a restricted stock award that he received as a director before joining the Company as an executive.
For a description of these awards, see the “Grant of Plan-Based Awards” table under “Incentive Plan Based Awards” below. See also “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.
(2)For Named Executive Officers other than Mr. Cohen, amounts represent the incentive bonuses paid pursuant to the Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonuses” above. For Mr. Cohen, amount represent the incentive bonuses paid pursuant to the special incentive compensation arrangement described under “Compensation Discussion and Analysis — Components of Compensation — Executive Chairman Incentive Award.”

The fiscal 2020 amount for Mr. Kulas represents the minimum fiscal 2020 STI payout that was guaranteed when Mr. Kulas joined the Company as President and Chief Financial Officer in February 2020.
(3)Amounts include the cost of providing various perquisites and personal benefits, as well as the value of our contributions to the company-sponsored 401(k) plan and Supplemental Executive Retirement Plan. For Mr. Kulas, fiscal 2022 and fiscal 2020 amounts include fees that were paid to him in his capacity as a non-employee director prior to his joining the Company as an executive in February 2020 and after resigning from the Company as an executive in January 2022, respectively. For detail of the amounts shown for each Named Executive Officer, see the table under “Other Benefits and Perquisites — All Other Compensation” below.
(4)Mr. Given and Mr. Jugmans serve on the board of directors of Cash Converters International Limited, with Mr. Jugmans serving as non-executive chairman. Mr. Kulas also served on that board as non-executive chairman from August 2020 until April 2022, when he was replaced by Mr. Jugmans . The director fees paid to each of them during fiscal 2022 by Cash Converters International Limited were as follows: Mr. Given, AUD $95,000; Mr. Jugmans, AUD $85,000; and Mr. Kulas, AUD $85,000. These amounts are not included in the Summary Compensation Table, as they were paid by Cash Converters International Limited, which is not controlled by EZCORP.
CEO Pay Ratio
The following information sets forth our calculation of the ratio between the annual total compensation of Lachlan P. Given, our Chief Executive Officer, and the annual total compensation of our median Team Member (“CEO Pay Ratio”).
•Mr. Given’s total annual compensation for fiscal 2022 was $3,344,923. That number is derived from the numbers set forth in the Summary Compensation Table above, except we annualized the base salary that Mr. Given received in his position as CEO.
•Our median Team Member’s total annual compensation for fiscal 2022 was $15,964, consisting of gross annual wages, bonuses, overtime pay and other benefits.
•Based on those numbers, our CEO Pay ratio for fiscal 2022 is 210:1.
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

Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2022. For information about the plans under which these awards were granted, see “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonus” and “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.
Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Grant Date Fair Value

Lachlan P. Given	10/5/2021	$488,425	$976,849	$1,465,274	—	—	—	$—
	10/13/2021				39,630	79,260	118,890	$201,585	(3)
	11/17/2021						19,881	$98,610	(4)
	3/7/2022				42,670	85,340	128,010	$158,163	(3)
	Prior Years							$586,839	(5)
Timothy K. Jugmans	10/5/2021	$208,915	$417,830	$626,745	—	—	—	—
	10/13/2021				27,741	55,482	83,223	$141,109	(3)
	11/17/2021						9,808	$48,648	(4)
	3/7/2022				1,422	2,844	4,266	$5,271	(3)
	Prior Years							$217,211	(5)
Philip E. Cohen	2/26/2021	$1,500,000	$1,500,000	$1,500,000	—	—	—	—
John Blair Powell, Jr.	10/5/2021	$248,192	$496,384	$744,576	—	—	—	—
	10/13/2021				29,722	29,722	29,722	$226,779	(6)
	10/13/20/21				29,723	59,445	89,168	$151,188	(3)
	11/17/2021						9,941	$49,307	(4)
	3/7/2022				17,779	35,558	53,337	$65,901	(3)
	Prior Years							$283,973	(5)
Thomas H. Welch, Jr.	10/5/2021	$123,000	$246,000	$369,000	—	—	—	—
	10/13/20/21				21,664	43,328	64,992	$110,198	(3)
	11/17/2021						10,868	$53,905	(4)
	Prior Years							$359,545	(5)
Jason A. Kulas (7)	10/5/2021	$637,500	$1,275,000	$1,912,500	—	—	—	—
	10/13/2021				140,357	280,713	421,070	$713,947	(3)
	11/17/2021						42,247	$209,545	(4)
	Prior Years							$794,121	(5)
(1)These amounts represent the potential payouts under the fiscal 2022 Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation — Annual Incentive Bonuses” above. The “Target” amount is the amount that would be paid if the specified performance goals are achieved at the target level (although the Compensation Committee may reduce any award if it chooses to do so). The “Threshold” reflects the amount that would be paid if the minimum performance goals are achieved, while the “Maximum” amount represents the maximum amount that would be paid if the maximum performance goals are achieved or exceeded. See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above for the amount of the actual payout for each of the Named Executive Officers.
(2)The amounts shown for October 13, 2021 and March 7, 2022 represent fiscal 2022 awards (stated in number of units) under the 2010 Long-Term Incentive Plan and the 2022 Long-Term Incentive Plan, respectively. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives.”
The amounts shown for November 17, 2021 represent “bonus” units awarded with respect to the first tranche of the fiscal 2021 LTI awards based on Adjusted Net Income Performance during fiscal 2021, as discussed in our 2021 Annual Report under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2021 Executive Compensation Actions — Long-Term Incentives — Fiscal 2021 Actions — Fiscal 2021 LTI Awards.”
(3)Represents the estimated grant date fair value of equity awards, assuming payout at “Target” level. This is the estimated amount of aggregate compensation cost we expect to recognize over the performance period, determined as of the grant date. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above. Because of the structure of the fiscal 2022 awards, each annual tranche of the awards is treated as a separate award for accounting purposes. Consequently, the amounts shown represent only the grant date fair value of the first annual tranche (i.e., one-third of the awards).

(4)Represents the grant date fair value of the “bonus” units awarded with respect to the first tranche of the fiscal 2021 LTI awards. See the second paragraph under note (2) above.
(5)Represents the aggregate grant date fair value of second tranche of the fiscal 2020 LTI awards and the second tranche of the fiscal 2021 LTI awards, which, because of the structure of these awards, were treated as separate awards for accounting purposes granted at the beginning of fiscal 2022even though the full number of units associated with the awards was included in the “Grants of Plan-Based Awards” table in the 2021 Annual Report.
(6)Represents the aggregate grant date fair value of a special one-time LTI award granted to Mr. Powell in October 2021. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2022 Executive Compensation Actions — Long-Term Incentives — Fiscal 2022 Actions — Grant of Special Award for Mr. Powell.” The award vests pro-rata over a three-year period and is not subject to any performance goals other than continued active employment. Consequently, the amount shown includes the full Grant Date Fair Value of the total award.
(7)All of these awards were forfeited when Mr. Kulas resigned as Chief Executive Officer in January 2022 to pursue another opportunity.
The following table sets forth certain information about outstanding stock awards held by the Named Executive Officers as of the end of fiscal 2022. None of the Named Executive Officers holds any stock options.
Outstanding Equity Awards at Fiscal Year-End

		Stock Awards

Name	Award Date (2)	Number of Shares or Units of Stock That Have Not Vested (1)		Market Value of Shares or Units of Stock That Have Not Vested (2)

Lachlan P. Given	3/7/2022	85,340		$657,971
	11/17/2021	19,881		$153,283
	10/13/2021	79,260		$611,095
	2/22/2021	119,284		$919,680
	1/19/2021	74,303	(3)	$572,876
				$2,914,905
Timothy K. Jugmans	3/7/2022	2,844		$21,927
	11/17/2021	9,808		$75,620
	10/13/2021	55,482		$427,766
	2/22/2021	58,846		$453,703
	1/19/2021	17,706	(3)	$136,513
				$1,115,529
Philip E. Cohen		—		$—
John Blair Powell, Jr.	3/7/2022	35,558		$274,152
	11/17/2021	9,941		$76,645
	10/13/2021	19,815		$152,774
	10/13/20/21	59,445		$458,321
	2/22/2021	59,642		$459,840
	1/19/2021	34,674	(3)	$267,337
				$1,689,069
Thomas H. Welch, Jr.	11/17/2021	10,868		$83,792
	10/13/2021	43,328		$334,059
	2/22/2021	65,208		$502,754
	1/19/2021	50,773	(3)	$391,460
				$1,312,065
(1)Stated at target levels.
(2)Market value is based on the closing price of our Class A Common Stock on September 30, 2022, the last market trading day of fiscal 2022 ($7.71).
(3)These vested in November 2022 following approval by the People and Compensation Committee. See “Compensation Discussion and Analysis — Components of Compensation — Long-Term Incentives” above.

Stock Vested
The following table sets forth, with respect to each of the continuing Named Executive Officers, certain information about restricted stock that vested during fiscal 2022:

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)

Lachlan P. Given	70,093	$548,828
Timothy K. Jugmans	10,690	$83,703
Philip E. Cohen	—	$—
John Blair Powell, Jr.	13,083	$102,440
Thomas H. Welch, Jr.	31,931	$250,020
(1)Includes shares withheld to satisfy tax withholding obligations.
(2)Computed using the fair market value of the stock on the date of vesting.
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
Supplemental Executive Retirement Plan — We provide U.S. executive officers with a non-qualified Supplemental Executive Retirement Plan (“SERP”) to offer a competitive benefit and to assist in offsetting potential impacts of contribution limitations applicable to our 401(k) retirement savings plan. The SERP has similar investment options as are available under the 401(k) retirement savings plan. Company contributions to the SERP are formula-based, reviewed and approved by the People and Compensation Committee each year. For fiscal 2022, our annual contributions to the SERP were calculated as 10% of base salary (prorated for pay adjustments during the year). For fiscal 2023, the Company contributions to the SERP will continue at the same rates for continuing executive officers (other than Mr. Welch). Under the terms of the SERP, participants are also allowed to voluntarily defer all or a portion of their salary and bonus payments into the SERP. There were nine participants during fiscal 2022.
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

The following table describes the SERP contributions, earnings and balance at the end of fiscal 2022 for each of the Named Executive Officers:
Nonqualified Deferred Compensation

Named Executive Officer	Company Contributions in Fiscal 2022 (1)	Aggregate Earnings in Fiscal 2022 (2)	Aggregate Withdrawals/Distributions in Fiscal 2022	Aggregate Forfeitures in Fiscal 2022	Aggregate Balance at September 30, 2022 (3)

Lachlan P. Given	$70,767	$131	$—	$—	$621,364
Timothy K. Jugmans	$44,153	$82	$—	$—	$84,846
Philip E. Cohen	$—	$—	$—	$—	$—
John Blair Powell, Jr.	$53,973	$100	$—	$—	$120,493
Thomas H. Welch, Jr.	$41,000	$79	$—	$—	$899,845
Jason A. Kulas	$85,000	$136	$27,442	$141,095	$—
(1)These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”
(2)These amounts were not included in the Summary Compensation Table as the earnings were not in excess of market rates.
(3)Of the Aggregate Balance at September 30, 2022, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $420,000 for Mr. Given; $37,000 for Mr. Jugmans; $65,500 for Mr. Powell, and $582,000 for Mr. Welch.
All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

Named Executive Officer	Year	Health Care Supplemental Insurance (1)	Value of Supplemental Life Insurance Premiums (2)	Company Contributions to Defined Contribution Plans (3)	Other Benefits (4)	Total

Lachlan P. Given	2022	$12,873	$812	$70,767	—	$84,452
	2021	$21,636	$1,392	$60,000	—	$83,028
	2020	$20,808	$1,392	$60,000	—	$82,200
Timothy K. Jugmans	2022	$22,068	$1,392	$47,686	—	$71,146
	2021	$21,636	$1,392	$43,390	—	$66,418
	2020	—	$1,392	$4,254	—	$5,646
Philip E. Cohen	2022	$14,736	$1,392	$7,182	—	$23,310
	2021	$14,448	$1,392	$7,692	—	$23,532
	2020	$13,896	$1,392	$5,740	—	$21,028
John Blair Powell, Jr.	2022	$22,068	$1,392	$62,050	—	$85,510
	2021	$21,636	$1,392	$43,288	—	$66,316
	2020	$20,808	$1,392	$32,458	—	$54,658
Thomas H. Welch, Jr.	2022	$22,068	$1,392	$47,500	$110	$71,070
	2021	$21,636	$1,392	$47,500	$120	$70,648
	2020	$20,808	$1,392	$47,250	$120	$69,570
Jason A. Kulas	2022	$9,195	$580	$86,471	$50,000	$146,246
	2021	$21,636	$1,392	$94,495	—	$117,523
	2020	$12,138	$812	$3,505	$40,000	$56,455
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
(3)Includes Company contributions to the 401(k) plan and the Supplemental Executive Retirement Plan.
(4)The amounts shown as Other Benefits represent the following: for Mr. Welch, Company-paid subsidy for health club membership and for Mr. Kulas, director fees paid to him in his capacity as a non-employee director prior to his joining the Company as an executive in February 2020 (the fiscal 2020 amount) and after his resignation as an executive in January 2020 (the fiscal 2022 amount).

Certain Termination and Change-in-Control Benefits — The following is a summary of various agreements that provide for benefits to the continuing Named Executive Officers upon termination of employment or a change-in-control:
•Restricted Stock Award Agreements — The standard restricted stock award agreement pursuant to which we grant restricted stock or restricted stock units to our Team Members generally provides that vesting is accelerated in the event of the holder’s death or disability.
•SERP Contributions — For all executives who participate in the SERP (including the Named Executive Officers), any unvested Company contributions to the SERP will vest in the case of death or disability of the participant or a change in control.
•General severance benefits — We currently provide each of our executive officers (other than Mr. Cohen) with one-year salary continuation if his or her employment is terminated by the Company without cause.
The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2022:

	Salary	Incentive Bonus	Accelerated Vesting of Restricted Stock (1)	Accelerated Vesting of SERP Balance

Resignation for Good Reason:
Lachlan P. Given	$—	$—	$—	$—
Timothy K. Jugmans	$—	$—	$—	$—
Philip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr.	$—	$—	$—	$—
Thomas H. Welch, Jr.	$—	$—	$—	$—
Termination Without Cause:
Lachlan P. Given	$750,000	$—	$—	$—
Timothy K. Jugmans	$450,000	$—	$—	$—
Philip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr.	$550,000	$—	$—	$—
Thomas H. Welch, Jr.	$410,000	$—	$—	$—
Death or Disability:
Lachlan P. Given	$—	$—	$2,914,905	$71,215
Timothy K. Jugmans	$—	$—	$1,115,529	$71,509
Philip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr. (2)	$—	$—	$1,689,069	$—
Thomas H. Welch, Jr. (2)	$—	$—	$1,312,065	$—
(1)Represents the number of shares as awarded subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 30, 2022 ($7.71).
(2)Mr. Powell and Mr. Welch were fully vested in their SERP account at September 30, 2022.
In November 2022, the Board of Directors approved and adopted a Change in Control Severance Plan that provides the executive officers (other than Mr. Cohen) with certain severance benefits in the form cash payments and continued healthcare benefits in the event that their employment is terminated in connection with or within two years following a change in control of the Company. In addition, the Board of Directors approved amendments to the 2022 Long-Term Incentive Plan and all outstanding LTI awards to provide for the acceleration of vesting (at target levels, in the case of performance-based awards) upon the occurrence of a qualifying termination following a change in control. This acceleration of vesting benefit applies to the executive officers, as well as all other holders of outstanding LTI awards. See “Compensation Discussion and Analysis — Other Executive Compensation Matters — Change in Control Severance Plan.” The Change in Control Severance Plan was not adopted until after September 30, 2022, and therefore, amounts payable under that plan are not included in the above table. Generally, had the plan been in effect at September 30. 2022, amounts payable by reason of a qualifying termination following a change in control would be same amounts set forth under “Death or Disability” in the table above plus the following cash payments: Mr. Given, $3,750,000; Mr. Jugmans, $1,800,000; and Mr. Powell, $2,200,000).

Director Compensation
Each non-employee director receives a basic annual retainer fee, with the Lead Independent Director, the chair of the Audit Committee and the chair of the People and Compensation Committee each receiving an additional amount. During fiscal 20212 the basic annual retainer fee was $80,000, and additional amounts paid to the Lead Independent Director, the chair of the Audit Committee and the chair of the People and Compensation Committee were $40,000, $27,500 and $15,000, respectively. Annual retainer fees are paid in cash on a quarterly basis.
The non-employee directors are also eligible for stock option and restricted stock awards. The number of options or shares of restricted stock awarded, as well as the other terms and conditions of the awards (such as vesting and exercisability schedules and termination provisions), are determined by the Board of Directors upon the recommendation of the People and Compensation Committee. Historically, the directors have each received an annual restricted stock award with a grant date value equal to 2X the annual retainer fee. The annual award cycle is based on our Annual Meeting of Stockholders, which is generally held in February or March of each year, with the awards being granted on the date of the Annual Meeting of Stockholders and vesting on the day immediately preceding the date of the Annual Meeting of Stockholders held in the following year (but no later than March 31).
The following table sets forth the compensation paid to our non-employee directors for fiscal 2022. Mr. Cohen and Mr. Given are executive officers of the Company and do not receive any additional compensation for serving on the Board of Directors.

Director	Fees Earned or Paid in Cash	Restricted Stock Awards (1)	Total

Matthew W. Appel	$120,000	$160,000	$280,000
Zena Srivatsa Arnold	$80,000	$160,000	$240,000
Jason A. Kulas	$40,000	$160,000	$200,000
Pablo Lagos Espinosa	$95,000	$160,000	$255,000
Gary L. Tillett	$107,500	$160,000	$267,500
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
Each of the non-employee directors received a grant of 26,490 shares of restricted stock on March 7, 2022. That amount was determined by dividing $160,000 (2X the annual director fee) by $6.04, the trading price of the Class A Common Stock at the time of grant. These shares are scheduled to vest immediately before the 2023 Annual Meeting of Stockholders (but no later than March 31, 2023).
As of September 30, 2022, each of the continuing non-employee directors held 26,490 shares of unvested restricted stock.
The non-employee director compensation program for fiscal 2023 will generally be the same as the fiscal 2022 program described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
We have two equity compensation plans that have been approved by stockholders — the 2010 Long-Term Incentive Plan (applicable to outstanding long-term incentive awards issued on or before December 31, 2021) and the 2022 Long-Term Incentive Plan (applicable to all new issuance of since January 1. 2022). New awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units or performance shares although generally we issue only restricted stock and restricted stock unit awards. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plans as of September 30, 2022:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	—	—	25,653	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	25,653	(1)
(1)    Amount represents the number of shares available for issuance in the 2022 Long-Term Incentive Plan as of September 30, 2022. An additional 1.5 million shares were added to the plan on October 5. 2022, of which approximately 1.3 million were used to cover the fiscal 2023 LTI awards issued on October 11, 2022, leaving 248,119 shares available for future issuances. There are no shares available for future issuances in the 2010 Long-Term Incentive Plan, as that plan was replaced by the 2022 Long-Term Incentive Plan and remains effective only to cover currently outstanding awards issued on or prior to December 31, 2021.

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of November 1, 2022 (except as noted below) for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-voting Common Stock				Class B Voting Common Stock
Beneficial Owner	Number		Percent		Number	Percent	Voting Percent

MS Pawn Limited Partnership (a) MS Pawn Corporation Phillip Ean Cohen 2500 Bee Cave Road Bldg One, Suite 200 Rollingwood, Texas 78746	2,974,047	(b)	5.28%	(b)	2,970,171	100%	100%
Blackrock Inc. 55 East 52nd Street New York, New York 10055	8,908,431	(c)	15.82%		—	—	—
Dimensional Fund Advisors LP 6300 Bee Cave Road, Building One Austin, Texas 78746	4,049,141	(c)	7.19%		—	—	—
Vanguard Group, Inc. P.O. Box 2600, V26 Valley Forge, Pennsylvania 19482-2600	3,561,852	(c)	6.33%		—	—	—
Matthew W. Appel	158,912		*		—	—	—
Zena Srivatsa Arnold	81,193		*		—	—	—
Lachlan P. Given	510,725	(d)	*		—	—	—
Jason A. Kulas	114,017		*
Pablo Lagos Espinosa	188,612		*
Gary L. Tillett	81,193		*
Timothy K. Jugmans	43,166	(e)	*		—	—	—
John Blair Powell, Jr.	95,452	(f)
Thomas H. Welch, Jr.	210,682	(g)	*		—	—	—
Directors and executive officers as a group (15 persons)	4,660,765	(h)	8.28%		2,970,171	100%	100%
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
(c)As of September 30, 2022 based on Form 13F.
(d)Includes 74,303 unvested restricted stock units expected to vest within 60 days of November 1, 2022.
(e)Includes 17,706 unvested restricted stock units expected to vest within 60 days of November 1, 2022.
(f)Includes 34,674 unvested restricted stock units expected to vest within 60 days of November 1, 2022.
(g)Includes 433 shares held through the Company-sponsored 401(k) retirement savings plan and 50,773 unvested restricted stock units expected to vest within 60 days of November 1, 2022.
(h)Group includes those persons who were serving as directors and executive officers on November 1, 2022. Number shown includes 433 shares held through the Company-sponsored 401(k) retirement savings plan and 283,139 unvested restricted stock units expected to vest within 60 days of November 1, 2022.
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
Employment arrangement with Nicholas Cohen
Nicholas Cohen, the son of Phillip E. Cohen, the beneficial owner of all of our Class B Voting Common Stock and our Executive Chairman, has been an employee of the Company since May 2018, currently serving in the position of Vice President, Operations Support. The Company considers the employment relationship with Nicholas Cohen to be a related party transaction that is subject to the Company’s Policy for Review and Evaluation of Related Party Transactions. Accordingly, the Audit Committee reviews and approves all promotion opportunities and compensation changes for Nicholas Cohen.
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
The Board has evaluated all relationships between the Company and each of the persons who served as a director during any portion of fiscal 2022 and has made the following determinations with respect to each director’s independence:

Director	Status (a)

Matthew W. Appel	Independent
Zena Srivatsa Arnold	Independent
Phillip E. Cohen	Not independent (b)
Lachlan P. Given	Not independent (b)
Jason A. Kulas	Not independent (b)
Pablo Lagos Espinosa	Independent
Gary L. Tillett	Independent
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
(b)Mr. Cohen and Mr. Given were executive officers of the Company during all of fiscal 2022, and Mr. Kulas was an executive officer of the Company until January 12, 2022. Therefore, they are not independent in accordance with the standards set forth in the Nasdaq Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents all fees we incurred in connection with professional services provided by BDO USA, LLP for fiscal 2022 and 2021:

	Year Ended September 30,
	2022	2021

Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act and quarterly reviews	$1,604,000	$1,556,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$1,604,000	$1,556,000
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this 10-K:
(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II — Item 8 — Financial Statements and Supplementary Data”:
•Report of Independent Registered Public Accounting Firm (2022 and 2021) — BDO USA, LLP
•Consolidated Balance Sheets as of September 30, 2022 and 2021
•Consolidated Statements of Operations for each of the three years in the period ended September 30, 2022
•Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended September 30, 2022
•Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2022
•Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2022
•Notes to Consolidated Financial Statements.
(2) Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.
ITEM 16. FORM 10-K SUMMARY
None.

Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit	Description of Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	0-19424	3.1	October 3, 2013
3.2	Certificate of Amendment, dated March 25, 2014, to the Company’s Amended and Restated Certificate of Incorporation	8-K	0-19424	99.1	March 25, 2014
3.3	Amended and Restated By-Laws, effective July 20, 2014	8-K	0-19424	3.2	July 22, 2014
4.1	Specimen of Class A Non-voting Common Stock Certificate	S-1	33-41317	4.1	August 23, 1991
4.2	Description of EZCORP, Inc. Class A Non-voting Common Stock	8-K	0-19424	4.1	October 3, 2013
4.3	Indenture, dated July 5, 2017, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee	8-K	0-19424	4.1	July 6, 2017
4.4	Indenture, dated May 14, 2018, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee	8-K	0-19424	4.1	May 15, 2018
4.5	Successor Trustee Agreement, dated September 12, 2019, Between EZCORP, Inc., and Wells Fargo Bank, National Association, as prior trustee, and Branch Banking and Trust Company, as successor trustee	8-K	0-19424	4.1	October 7, 2019
10.1*	EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005	8-K	0-19424	10.94	December 1, 2005
10.2*	Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan, Effective November 28, 2018	8-K	0-19424	10.1	November 29, 2018
10.3*	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers	10-K	0-19424	10.15	November 24, 2010
10.4*	Form of Restricted Stock Award for non-employee directors	10-K	0-19424	10.17	November 24, 2010
10.5*	Amended and Restated EZCORP, Inc. 2022 Long-term Incentive Plan, Effective November 15, 2022					x
10.6*	EZCORP, Inc. Change in Control Severance Plan, Effective November 15, 2022					x
10.7*	Amendment to Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan, Effective November 15, 2022					x
10.8*	Retirement Agreement, dated September 30, 2022, between the Company and Thomas H. Welch, Jr. (Chief Legal Officer and Secretary)					x
10.9*	Advisory Agreement, dated September 30, 2022, between the Company and Thomas H. Welch, Jr. (Chief Legal Officer and Secretary)					x
21.1	List of Subsidiaries of EZCORP, Inc.					x
23.1	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm					x
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data files because the XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File in Inline XBRL format (contained in Exhibit 101)
_____________________________

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
†	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

EZCORP, Inc.
Date: November 16, 2022	By:	/s/ Lachlan P. Given
Lachlan P. Given
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lachlan P. Given	Chief Executive Officer and Director (principal executive officer)	November 16, 2022
Lachlan P. Given

/s/ Timothy K. Jugmans	Chief Financial Officer (principal financial officer)	November 16, 2022
Timothy K. Jugmans

/s/ Phillip E. Cohen	Executive Chairman of the Board	November 16, 2022
Phillip E. Cohen

/s/ Matthew W. Appel	Director	November 16, 2022
Matthew W. Appel

/s/ Zena Srivatsa Arnold	Director	November 16, 2022
Zena Srivatsa Arnold

/s/ Jason A. Kulas	Director	November 16, 2022
Jason A. Kulas

/s/ Pablo Lagos Espinosa	Director	November 16, 2022
Pablo Lagos Espinosa

/s/ Gary L. Tillett	Director	November 16, 2022
Gary L. Tillett

/s/ Robbie Hicks	Chief Accounting Officer (principal accounting officer)	November 16, 2022
Robert J. Hicks