Form 10-Q
period 2022-12-31
EZCORP INC
filed 2023-02-01
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022 or

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
As of January 27, 2023, 52,680,840 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2022	December 31, 2021	September 30, 2022
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$207,658	$233,274	$206,028
Restricted cash	8,359	8,692	8,341
Pawn loans	209,855	176,586	210,009
Pawn service charges receivable, net	34,921	29,765	33,476
Inventory, net	156,064	119,313	151,615
Prepaid expenses and other current assets	45,559	31,209	34,694
Total current assets	662,416	598,839	644,163
Investments in unconsolidated affiliates	37,789	42,513	37,733
Other investments	39,220	16,500	24,220
Property and equipment, net	55,612	52,201	56,725
Right-of-use asset, net	230,554	201,527	221,586
Goodwill	297,361	284,619	286,828
Intangible assets, net	58,029	61,458	56,819
Notes receivable, net	1,224	1,190	1,215
Deferred tax asset, net	12,428	15,623	12,145
Other assets	7,682	5,851	6,444
Total assets	$1,402,315	$1,280,321	$1,347,878

Liabilities and equity:
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$69,930	$75,531	$84,509
Customer layaway deposits	16,276	13,142	16,023
Operating lease liabilities, current	52,799	51,843	52,334
Total current liabilities	139,005	140,516	152,866
Long-term debt, net	358,984	311,844	312,903
Deferred tax liability, net	—	221	373
Operating lease liabilities	188,730	161,841	180,756
Other long-term liabilities	10,261	11,398	8,749
Total liabilities	696,980	625,820	655,647
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $0.01 per share; shares authorized: 100 million; issued and outstanding: 52,877,930 as of December 31, 2022; 53,344,218 as of December 31, 2021; and 53,454,885 as of September 30, 2022	529	533	534
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	343,012	339,955	345,330
Retained earnings	414,929	369,359	402,006
Accumulated other comprehensive loss	(53,165)	(55,376)	(55,669)
Total equity	705,335	654,501	692,231
Total liabilities and equity	$1,402,315	$1,280,321	$1,347,878

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
(in thousands, except per share amount)	2022	2021

Revenues:
Merchandise sales	$163,787	$137,720
Jewelry scrapping sales	7,884	6,944
Pawn service charges	92,593	76,025
Other revenues, net	63	305
Total revenues	264,327	220,994
Merchandise cost of goods sold	104,877	83,111
Jewelry scrapping cost of goods sold	6,953	5,772
Gross profit	152,497	132,111
Operating expenses:
Store expenses	100,803	86,771
General and administrative	15,476	15,545
Depreciation and amortization	7,988	7,574
(Gain) loss on sale or disposal of assets and other	(16)	5
Total operating expenses	124,251	109,895
Operating income	28,246	22,216
Interest expense	6,190	2,431
Interest income	(664)	(304)
Equity in net income of unconsolidated affiliates	(1,584)	(1,138)
Other income	(234)	(120)
Income before income taxes	24,538	21,347
Income tax expense	7,760	5,626
Net income	$16,778	$15,721

Basic earnings per share	$0.30	$0.28
Diluted earnings per share	$0.25	$0.21

Weighted-average basic shares outstanding	56,308	56,183
Weighted-average diluted shares outstanding	83,779	81,948
See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2022	2021

Net income	$16,778	$15,721
Other comprehensive income:
Foreign currency translation adjustment, net of tax	2,504	3,039
Comprehensive income	$19,282	$18,760
See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2022	56,425	$564	$345,330	$402,006	$(55,669)	$692,231
Stock compensation	—	—	1,886	—	—	1,886
Transfer of consideration for acquisition	10	—	99	—	—	99
Release of restricted stock, net of shares withheld for taxes	235	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(1,138)	—	—	(1,138)
Foreign currency translation gain	—	—	—	—	2,504	2,504
Purchase and retirement of treasury stock	(822)	(7)	(3,165)	(3,855)	—	(7,027)
Net income	—	—	—	16,778	—	16,778
Balances as of December 31, 2022	55,848	$559	$343,012	$414,929	$(53,165)	$705,335

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2021	56,057	$560	$403,312	$326,781	$(58,415)	$672,238
Stock compensation	—	—	1,698	—	—	1,698
Release of restricted stock, net of shares withheld for taxes	257	3	—	—	—	3
Taxes paid related to net share settlement of equity awards	—	—	(792)	—	—	(792)
Cumulative effect of adoption of ASU 2020-06	—	—	(64,263)	26,857	—	(37,406)
Foreign currency translation gain	—	—	—	—	3,039	3,039
Net income	—	—	—	15,721	—	15,721
Balances as of December 31, 2021	56,314	$563	$339,955	$369,359	$(55,376)	$654,501

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2022	2021

Operating activities:
Net income	$16,778	$15,721
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,988	7,574
Amortization of debt discount and deferred financing costs	378	374
Non-cash lease expense	13,596	12,694
Deferred income taxes	656	587
Other adjustments	(91)	(30)
Provision for inventory reserve	532	(820)
Stock compensation expense	1,886	1,698
Equity in net income of unconsolidated affiliates	(1,584)	(1,138)
Loss on extinguishment of debt	3,545	—
Changes in operating assets and liabilities:
Service charges and fees receivable	(691)	(419)
Inventory	(1,881)	(2,314)
Prepaid expenses, other current assets and other assets	(2,280)	(2,330)
Accounts payable, accrued expenses and other liabilities	(34,761)	(29,531)
Customer layaway deposits	(752)	551
Income taxes	6,574	4,741
Dividends from unconsolidated affiliates	1,775	1,660
Net cash provided by operating activities	11,668	9,018
Investing activities:
Loans made	(189,074)	(166,480)
Loans repaid	109,125	95,542
Recovery of pawn loan principal through sale of forfeited collateral	88,030	65,297
Capital expenditures, net	(7,182)	(4,985)
Acquisitions, net of cash acquired	(12,884)	—
Issuance of notes receivable	(15,500)	(1,000)
Investment in unconsolidated affiliates	(2,133)	(2,477)
Investment in other investments	(15,000)	(16,500)
Net cash used in investing activities	(44,618)	(30,603)
Financing activities:
Taxes paid related to net share settlement of equity awards	(1,138)	(792)
Proceeds from issuance of debt	230,000	—
Debt issuance cost	(7,403)	—
Cash paid on extinguishment of debt	(1,951)	—
Payments on debt	(178,488)	—
Repurchase of common stock	(7,027)	—
Net cash provided by (used in) financing activities	33,993	(792)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	605	719
Net increase (decrease) in cash, cash equivalents and restricted cash	1,648	(21,658)
Cash, cash equivalents and restricted cash at beginning of period	214,369	263,624
Cash, cash equivalents and restricted cash at end of period	$216,017	$241,966
See accompanying notes to unaudited interim condensed consolidated financial statements

Notes to Interim Condensed Consolidated Financial Statements
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
EZCORP, Inc. (collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”) is a provider of pawn loans in the United States ("U.S.") and Latin America. Pawn loans are non-recourse loans collateralized by tangible property. We also sell merchandise, primarily collateral forfeited from pawn lending operations and pre-owned merchandise purchased from customers.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission ("SEC") on November 16, 2022 (“2022 Annual Report”).
In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Financial results for the three-month period ended December 31, 2022, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2023 or any other period due, in part, to seasonal variations. There have been no changes that have had a material impact in significant accounting policies as described in our 2022 Annual Report.
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
Use of Estimates and Assumptions
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates and assumptions include the determination of inventory reserves, expected credit losses, useful lives of long-lived and intangible assets, valuation of share-based compensation, valuation of equity investments, valuation of deferred tax assets and liabilities, loss contingencies related to litigation and discount rates used for operating leases. We base our estimates on historical experience, observable trends and various other assumptions we believe are reasonable. Actual results may differ materially from these estimates under different assumptions or conditions.

Recently Issued Accounting Pronouncements
We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on our Condensed Consolidated Financial Statements.

NOTE 2: GOODWILL
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

	Three Months Ended December 31, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2022	$245,503	$41,325	$286,828
Acquisitions	9,413	—	9,413
Effect of foreign currency translation changes	—	1,120	1,120
Balances as of December 31, 2022	$254,916	$42,445	$297,361

	Three Months Ended December 31, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2021	$244,471	$41,287	$285,758
Measurement period adjustments	—	(1,322)	$(1,322)
Effect of foreign currency translation changes	—	183	183
Balances as of December 31, 2021	$244,471	$40,148	$284,619
During the first quarter of fiscal 2023, we acquired nine pawn stores located in Houston, Texas and one luxury pawn store in Las Vegas, Nevada for total cash consideration of $12.9 million, inclusive of all ancillary arrangements, of which $9.4 million was recorded as goodwill. These acquisitions expand our position in these strategic markets and expands our offerings by providing a dedicated and targeted focus on higher-end products. These acquisitions were immaterial, individually and in the aggregate, and we have therefore omitted or aggregated certain disclosures.
NOTE 3: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2022	2021

Basic earnings per common share:
Net income - basic	$16,778	$15,721
Weighted shares outstanding - basic	56,308	56,183
Basic earnings per common share	$0.30	$0.28

Diluted earnings per common share:
Net income - basic	$16,778	$15,721
Add: Convertible Notes interest expense, net of tax*	4,540	1,884
Net income - diluted	$21,318	$17,605
Weighted shares outstanding - basic	56,308	56,183
Effect of dilution from equity-based compensation awards**	1,118	541
Effect of dilution from if-converted Convertible Notes***	26,353	25,224
Weighted shares outstanding - diluted	83,779	81,948
Diluted earnings per common share	$0.25	$0.21

Potential common shares excluded from the calculation of diluted earnings per share above:
Restricted stock****	1,552	1,936
*    Includes $3.5 million loss on extinguishment of debt recorded to "Interest expense" in the Company's condensed consolidated statement of operations.
**    Includes time-based share-based awards and performance based awards for which targets for fiscal year tranches have been achieved and vesting is subject only to achievement of service conditions.
***    See Note 7: Debt for conversion price and initial conversion rate of the 2024 Convertible Notes, 2025 Convertible Notes and 2029 Convertible Notes.
****    Includes antidilutive share-based awards as well as performance-based share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

NOTE 4: LEASES
We determine if a contract contains a lease at inception. Our lease portfolio consists primarily of operating leases for pawn store locations and corporate offices with lease terms ranging from three to ten years.
The table below presents balances of our lease assets and liabilities and their balance sheet locations for both operating and financing leases:

(in thousands)	Balance Sheet Location	December 31, 2022	December 31, 2021	September 30, 2022
Lease assets:
Operating lease right-of-use assets	Right-of-use assets, net	$229,991	$201,527	$221,405
Financing lease assets	Right-of-use assets, net	563	—	181
Total lease assets		$230,554	$201,527	$221,586

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$52,799	$51,843	$52,334
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	121	—	37
Total current lease liabilities		$52,920	$51,843	$52,371

Non-current:
Operating lease liabilities	Operating lease liabilities	$188,730	$161,841	$180,756
Financing lease liabilities	Other long-term liabilities	447	—	148
Total non-current lease liabilities		$189,177	$161,841	$180,904
Total lease liabilities		$242,097	$213,684	$233,275
The table below provides major components of our lease costs:

	Three Months Ended December 31,
(in thousands)	2022	2021

Operating lease cost:
Operating lease cost *	$17,495	$16,362
Variable lease cost	3,852	3,542
Total operating lease cost	$21,347	$19,904

Financing lease cost:
Amortization of financing lease assets	$19	$—
Interest on financing lease liabilities	11	—
Total financing lease cost	$30	$—
Total lease cost	$21,377	$19,904

* Includes a reduction for sublease rental income of $0.8 million and $0.8 million for the quarters ended December 31, 2022 and 2021, respectively.
Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in "Store" and "General and Administrative" expense, based on the underlying lease use. Cash paid for operating leases are $21.4 million and $19.9 million for the quarters ended December 31, 2022 and 2021, respectively.

The weighted-average term and discount rates for leases are as follows:

	Three Months Ended December 31,
	2022	2021

Weighted-average remaining lease term (years):
Operating leases	5.21	5.05
Financing leases	4.03	N/A

Weighted-average discount rate:
Operating leases	8.36%	8.10%
Financing leases	11.14%	N/A

As of December 31, 2022, maturities of lease liabilities under ASC 842 by fiscal year were as follows:

(in thousands)	Operating Leases	Financing Leases
Remaining 2023	$53,547	$176
Fiscal 2024	64,242	177
Fiscal 2025	54,470	177
Fiscal 2026	44,077	166
Fiscal 2027	31,338	12
Thereafter	50,420	—
Total lease liabilities	$298,094	$708
Less: portion representing imputed interest	56,565	140
Total net lease liabilities	$241,529	$568
Less: current portion	52,799	121
Total long term net lease liabilities	$188,730	$447

We recorded $20.5 million and $14.3 million in non-cash additions to our right-of-use assets and lease liabilities for the three months ended December 31, 2022 and December 31, 2021, respectively.

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
On November 2, 2022, we purchased an additional 13 million shares of Cash Converters for $2.1 million. This purchase increased our total ownership in Cash Converters to 273,939,157 shares, representing a 43.7% ownership interest. During November 2022, we received a cash dividend of $1.8 million from Cash Converters.
The following tables present summary financial information for Cash Converters most recently reported results at June 30, 2022 after translation to U.S. dollars:

	June 30,
(in thousands)	2022	2021

Current assets	$158,987	$167,553
Non-current assets	170,798	191,788
Total assets	$329,785	$359,341

Current liabilities	$59,256	$61,395
Non-current liabilities	53,045	57,511
Shareholders’ equity	217,484	240,435
Total liabilities and shareholders’ equity	$329,785	$359,341

	Full-Year Ended June 30,
(in thousands)	2022	2021

Gross revenues	$178,215	$150,165
Gross profit	116,106	105,851
Net profit	8,099	12,081
See Note 6: Fair Value Measurements for the fair value and carrying value of our investment in Cash Converters.
Founders One, LLC
In October 2021, we invested $15.0 million in exchange for a non-redeemable voting participating preferred equity interest in Founders One, LLC (“Founders”), a then newly-formed entity with one other member. Founders used that $15.0 million to acquire an equity interest in Simple Management Group, Inc. (“SMG”).
On December 2, 2022, we contributed an additional $15.0 million to Founders associated with our preferred interest, which proceeds were used by Founders to acquire additional common stock in SMG. In addition, we loaned $15.0 million to Founders in exchange for a Demand Promissory Note secured by the common interest in Founders held by the other member.
We have an interest in Founders, a variable interest entity, but because the Company is not the primary beneficiary, we do not consolidate Founders. Further, as we are not the appointed manager, we do not have the ability to direct the activities of the investment entity that most significantly impact its economic performance. Consequently, our equity investment in Founders is accounted for utilizing the measurement alternative within Accounting Standards Codification ("ASC") 321, Investments — Equity Securities. Our $30.0 million carrying value of the investment and $15.0 million Demand Promissory Note are included in “Other investments” and "Prepaid expenses and other current assets" in our consolidated balance sheets, respectively. Our maximum exposure for losses related to our investment in Founders is our $30.0 million equity investment and $15.0 million Demand Promissory Note plus accrued and unpaid interest.

See Note 6: Fair Value Measurements for the fair values and carrying values of our investment in and loan to Founders, respectively.
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

	Carrying Value	Estimated Fair Value
	December 31, 2022	December 31, 2022	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,224	$1,224	$—	$—	$1,224
12.00% promissory note receivable from Founders	15,100	15,100	—	—	15,100
Investments in unconsolidated affiliates	37,789	43,497	43,497	—	—
Other investments	39,220	39,220	—	—	39,220
Financial liabilities:
2024 Convertible Notes	$34,143	$35,851	$—	$35,851	$—
2025 Convertible Notes	102,192	89,883	—	89,883	—
2029 Convertible Notes	222,649	225,975	—	225,975	—

	Carrying Value	Estimated Fair Value
	December 31, 2021	December 31, 2021	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,190	$1,190	$—	$—	$1,190
Investments in unconsolidated affiliates	42,513	52,671	45,650	—	7,021
Other investments	16,500	16,500	—	—	16,500
Financial liabilities:
2024 Convertible Notes	$142,106	$147,063	$—	$147,063	$—
2025 Convertible Notes	169,738	155,060	—	155,060	—

	Carrying Value	Estimated Fair Value
	September 30, 2022	September 30, 2022	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,215	$1,215	$—	$—	$1,215
Investments in unconsolidated affiliates	37,733	40,279	40,279	—	—
Other investments	24,220	24,220	—	—	24,220
Financial liabilities:
2024 Convertible Notes	$142,575	$157,727	$—	$157,727	$—
2025 Convertible Notes	170,328	147,488	—	147,488	—

Due to the short-term nature of cash and cash equivalents, pawn loans and pawn service charges receivable, we estimate that the carrying value approximates fair value. We consider our cash and cash equivalents to be measured using Level 1 inputs and our pawn loans, pawn service charges receivable and other debt to be measured using Level 3 inputs. Significant increases or decreases in the underlying assumptions used to value pawn loans, pawn service charges receivable, consumer loans, fees and interest receivable and other debt could significantly increase or decrease these fair value estimates.
Included in "Accounts payable, accrued expenses and other current liabilities" in our Consolidated Balance Sheet as of December 31, 2022 is $4.6 million, representing the fair value of acquisition-related contingent consideration associated with the acquisition in June 2021 of PLO del Bajio S. de R.S. de C.V., which owned stores operating under the name "Cash Apoyo Efectivo" and located principally in the Mexico City metropolitan area. The key assumptions used to determine the fair value of acquisition-related contingent consideration are estimated by management, not observable in the market and, therefore, considered Level 3 inputs within the fair value hierarchy.
In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024. The fair value of the note approximated its carrying value as of December 31, 2022.
In December 2022, we loaned $15.0 million to Founders in exchange for a Demand Promissory Note secured by the common interest in Founders held by the other member. The note bears interest at the rate of 12.00% per annum, and all principal and accrued interest is due on demand. The fair value of the note approximated its carrying value as of December 31, 2022.
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
Of the $39.2 million of "Other investments" included in the table above, $30.0 million is related the investment in Founders and $6.2 million related to our investment in Rich Data Corporation ("RDC"). We believe the investment's fair value approximated its carrying value although such fair value is highly variable and includes significant unobservable inputs.
We measured the fair value of the 2024, 2025 and 2029 Convertible Notes using quoted price inputs. The notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.

NOTE 7: DEBT
The following table presents the Company's debt instruments outstanding:

	December 31, 2022			December 31, 2021			September 30, 2022
(in thousands)	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount

2029 Convertible Notes	$230,000	$(7,351)	$222,649	$—	$—	$—	$—	$—	$—
2025 Convertible Notes	103,373	(1,181)	102,192	172,500	(2,762)	169,738	172,500	(2,172)	170,328
2024 Convertible Notes	34,389	(246)	34,143	143,750	(1,644)	142,106	143,750	(1,175)	142,575
Total long-term debt	$367,762	$(8,778)	$358,984	$316,250	$(4,406)	$311,844	$316,250	$(3,347)	$312,903
The following table presents the Company's contractual maturities related to the debt instruments as of December 31, 2022:

	Schedule of Contractual Maturities
(in thousands)	2029 Convertible Notes	2025 Convertible Notes	2024 Convertible Notes	Total

Remaining 2023	$—	$—	$—	$—
Fiscal 2024	—	—	34,389	34,389
Fiscal 2025	—	103,373	—	103,373
Fiscal 2026	—	—	—	—
Fiscal 2027	—	—	—	—
Thereafter	230,000	—	—	230,000
Total long-term debt	$230,000	$103,373	$34,389	$367,762
The following table presents the Company's interest expense related to the Convertible Notes for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
(in thousands)	2022	2021

2029 Convertible Notes:
Contractual interest expense	$431	$—
Amortization of deferred financing costs	52	—
Total interest expense	$483	$—

2025 Convertible Notes:
Contractual interest expense	$942	$1,024
Amortization of deferred financing costs	188	207
Total interest expense	$1,130	$1,231

2024 Convertible Notes:
Contractual interest expense	$876	$1,033
Amortization of deferred financing costs	138	167
Total interest expense	$1,014	$1,200

3.750% Convertible Senior Notes Due 2029
In December 2022, we issued $230.0 million aggregate principal amount of 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”). The 2029 Convertible Notes were issued pursuant to an indenture dated December 12, 2022 (the "2022 Indenture") by and between the Company and Truist Bank, as trustee. The 2029 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2029 Convertible Notes pay interest semi-annually in arrears at a rate of 3.750% per annum on June 15 and December 15 of each year, commencing June 15, 2023, and mature on December 15, 2029 (the "2029 Maturity Date"), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2029 Convertible Notes will be entitled to receive cash equal to the principal of the 2029 Convertible Notes plus accrued interest.
The effective interest rate for the three months ended December 31, 2022 was approximately 4.28%. As of December 31, 2022, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2029 Maturity Date assuming no early conversion.
The 2029 Convertible Notes are convertible based on an initial conversion rate of 89.0313 shares of Class A Common Stock per $1,000 principal amount (equivalent to an initial conversion price of $11.23 per share). The conversion rate will not be adjusted for any accrued and unpaid interest. The 2029 Convertible Notes contain certain make-whole fundamental change premiums and customary anti-dilution adjustments. Upon conversion, we may settle in cash, shares of Class A Common Stock or any combination thereof, at our election.
Prior to June 15, 2029, the 2029 Convertible Notes will be convertible only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on March 31, 2023 (and only during such fiscal quarter), if the last reported sale price of our Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price, as defined in the 2022 Indenture, per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A Common Stock and the conversion rate on such trading day; (3) if we call any or all of the 2029 Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, as defined in the 2022 Indenture. On or after June 15, 2029 until the close of business on the business day immediately preceding the 2029 Maturity Date, holders of 2029 Convertible Notes may, at their option, convert their 2029 Convertible Notes at any time, regardless of the foregoing circumstances.
We may not redeem the Notes prior to December 21, 2026. At our option, we may redeem for cash all or any portion of the 2029 Convertible Notes on or after December 21, 2026, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2029 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of December 31, 2022. As of December 31, 2022, the if-converted value of the 2029 Convertible Notes did not exceed the principal amount.
Note Repurchases
In December 2022, the Company repurchased approximately $109.4 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 for approximately $62.9 million plus accrued interest and recognized a $3.5 million loss on extinguishment of debt recorded to "Interest expense" in the Company's condensed consolidated statement of operations.
2.375% 2025 Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”), for which $103.4 million remains outstanding as of December 31, 2022. The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the "2018 Indenture") by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2018 Indenture. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the "2025 Maturity Date"), unless converted, redeemed or repurchased in accordance with the terms prior to such date.
The effective interest rate for the three months ended December 31, 2022 was approximately 2.88% for the 2025 Convertible Notes. As of December 31, 2022, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2025 Maturity Date assuming no early conversion.
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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of December 31, 2022. As of December 31, 2022, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.

2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”), for which $34.4 million remains outstanding as of December 31, 2022. The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the "2017 Indenture") by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2017 Indenture. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the "2024 Maturity Date"), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2024 Convertible Notes will be entitled to receive cash equal to the principal of the 2024 Convertible Notes plus accrued interest.
The effective interest rate for the three months ended December 31, 2022 was approximately 3.35%. As of December 31, 2022, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2024 Maturity Date assuming no early conversion.
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

The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of December 31, 2022. As of December 31, 2022, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
NOTE 8: COMMON STOCK AND STOCK COMPENSATION
Common Stock Repurchase Program
On May 3, 2022, the Company's Board of Directors (the "Board") authorized the repurchase of up to $50 million of our Class A Common Stock over three years (the "Common Stock Repurchase Program"). Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. As of December 31, 2022, the Company has repurchased and retired 481,005 shares of our Class A Common Stock for $4.1 million under the Common Stock Repurchase Program. The repurchase amount is allocated between "Additional paid-in capital" and "Retained earnings" in our condensed consolidated balance sheets.

Other Common Stock Repurchases
During December 2022, the Company used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase for cash 578,703 shares of its Class A common stock from purchasers of the notes in privately negotiated transactions. Such transactions were authorized separately from, and not considered a part of, the publicly announced share repurchase program discussed above. The repurchase amount is allocated between "Additional paid-in capital" and "Retained earnings" in our condensed consolidated balance sheets.
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
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2022	2,113,323	$5.88
Granted	917,990	7.72
Released (a)	(347,788)	4.71
Cancelled	(54,497)	6.55
Outstanding as of December 31, 2022	2,629,028	$6.66
(a) 113,333 shares were withheld to satisfy related income tax withholding.

NOTE 9: CONTINGENCIES
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

On October 14, 2021, Andrew Kowlessar filed an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida styled Andrew Kowlessar, individually and on behalf of all others similarly situated vs. EZCORP, Inc. d/b/a Value Pawn & Jewelry. The matter subsequently was amended and removed to the United States District Court of the Southern District of Florida as Andrew Kowlessar, individually and on behalf of all others similarly situated vs. EZPAWN Florida, Inc. d/b/a Value Pawn & Jewelry. In May 2022, the federal court action was dismissed and the case was refiled in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The complaint was brought under Section 501.059, Florida Statutes, the Florida Telephone Solicitation Act (“Act”), and alleges certain text messages were sent in violation of the Act. The matter involves claims by a single individual, but alleges a class of persons who may have similar claims of violations of the Act and seeks class certification. On June 16, 2022, following discovery and pre-trial mediation, the parties agreed to a settlement of all asserted claims and entered into a Settlement Agreement and Release. The agreed settlement requires the Company to make available up to $5 million to be used to pay verified claims (not to exceed $70 per verified claimant), as well as attorneys’ fees and costs. The agreed settlement was approved by the court on October 24, 2022; the period for submitting claims expired on November 8, 2022; and the third-party claims administrator has verified the submitted claims and is set to undertake final resolution. The Company recorded a charge during the quarter ended June 30, 2022, representing the estimated liability for the settlement of this matter and believes the accrual remains sufficient to cover the Company’s liability in this matter.
NOTE 10: SEGMENT INFORMATION
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

	Three Months Ended December 31, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$118,314	$45,473	$—	$163,787	$—	$163,787
Jewelry scrapping sales	7,176	708	—	7,884	—	7,884
Pawn service charges	69,310	23,283	—	92,593	—	92,593
Other revenues	25	16	22	63	—	63
Total revenues	194,825	69,480	22	264,327	—	264,327
Merchandise cost of goods sold	73,256	31,621	—	104,877	—	104,877
Jewelry scrapping cost of goods sold	6,216	737	—	6,953	—	6,953
Gross profit	115,353	37,122	22	152,497	—	152,497
Segment and corporate expenses (income):
Store expenses	73,304	27,499	—	100,803	—	100,803
General and administrative	—	(3)	—	(3)	15,479	15,476
Depreciation and amortization	2,755	2,215	—	4,970	3,018	7,988
(Gain) loss on sale or disposal of assets and other	3	(19)	—	(16)	—	(16)
Interest expense	—	—	—	—	6,190	6,190
Interest income	—	(169)	—	(169)	(495)	(664)
Equity in net income of unconsolidated affiliates	—	—	(1,584)	(1,584)	—	(1,584)
Other (income) expense	—	70	4	74	(308)	(234)
Segment contribution	$39,291	$7,529	$1,602	$48,422
Income (loss) before income taxes				$48,422	$(23,884)	$24,538

	Three Months Ended December 31, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$102,078	$35,642	$—	$137,720	$—	$137,720
Jewelry scrapping sales	4,980	1,964	—	6,944	—	6,944
Pawn service charges	56,557	19,468	—	76,025	—	76,025
Other revenues	22	240	43	305	—	305
Total revenues	163,637	57,314	43	220,994	—	220,994
Merchandise cost of goods sold	57,832	25,279	—	83,111	—	83,111
Jewelry scrapping cost of goods sold	3,975	1,797	—	5,772	—	5,772
Gross profit	101,830	30,238	43	132,111	—	132,111
Segment and corporate expenses (income):
Store expenses	64,689	22,082	—	86,771	—	86,771
General and administrative	—	—	—	—	15,545	15,545
Depreciation and amortization	2,670	1,980	—	4,650	2,924	7,574
Loss on sale or disposal of assets and other	—	5	—	5	—	5
Interest expense	—	—	—	—	2,431	2,431
Interest income	—	(182)	—	(182)	(122)	(304)
Equity in net income of unconsolidated affiliates	—	—	(1,138)	(1,138)	—	(1,138)
Other (income) expense	—	(134)	(12)	(146)	26	(120)
Segment contribution	$34,471	$6,487	$1,193	$42,151
Income (loss) before income taxes				$42,151	$(20,804)	$21,347

NOTE 11: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	December 31, 2022	December 31, 2021	September 30, 2022

Gross pawn service charges receivable	$44,397	$38,040	$44,192
Allowance for uncollectible pawn service charges receivable	(9,476)	(8,275)	(10,716)
Pawn service charges receivable, net	$34,921	$29,765	$33,476

Gross inventory	$159,286	$124,286	$153,673
Inventory reserves	(3,222)	(4,973)	(2,058)
Inventory, net	$156,064	$119,313	$151,615

Prepaid expenses and other	$11,581	$10,614	$8,336
Accounts receivable, notes receivable and other	22,730	6,258	8,435
Income taxes prepaid and receivable	11,248	14,337	17,923
Prepaid expenses and other current assets	$45,559	$31,209	$34,694

Property and equipment, gross	$312,502	$288,285	$306,667
Accumulated depreciation	(256,890)	(236,084)	(249,942)
Property and equipment, net	$55,612	$52,201	$56,725

Accounts payable	$20,220	$18,925	$24,056
Accrued payroll	4,952	11,486	8,365
Incentive accrual	6,010	5,158	17,403
Other payroll related expenses	10,911	7,964	9,592
Accrued sales and VAT taxes	8,086	9,704	7,279
Accrued income taxes payable	2,562	6,024	2,663
Other current liabilities	17,189	16,270	15,151
Accounts payable, accrued expenses and other current liabilities	$69,930	$75,531	$84,509

The following table provides supplemental disclosure of Consolidated Statements of Cash Flows information:

	Three Months Ended December 31,
(in thousands)	2022	2021

Supplemental disclosure of cash flow information
Cash and cash equivalents	$207,658	$233,274
Restricted cash	8,359	8,692
Total cash and cash equivalents and restricted cash	$216,017	$241,966

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$84,851	$70,966
Transfer of consideration for acquisition	99	—
Acquisition earn-out contingency	2,000	—
Accrued acquisition consideration	1,250	—

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of EZCORP, Inc. and its subsidiaries (collectively, “we,” “us”, “our”, "EZCORP" or the “Company”). The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere within this report. This discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2022, as supplemented by the information set forth in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and "Part II, Item 1A — Risk Factors" of this Report, for a discussion of certain risks, uncertainties and assumptions associated with these statements.
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
Pawn Activities
At our pawn stores, we advance cash against the value of collateralized tangible personal property. We earn pawn service charges (“PSC”) for those cash advances, and the PSC rate varies by state and transaction size. At the time of the transaction, we take possession of the pawned collateral, which consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods or musical instruments. If the customer chooses to redeem their pawn, they will repay the amount advanced plus any accrued PSC. If the customer chooses not to redeem their pawn, the pawned collateral becomes our inventory, which we sell in our retail merchandise sales activities or, in some cases, scrap for its inherent gold or precious stone content. Consequently, the success of our pawn business is largely dependent on our ability to accurately assess the probability of pawn redemption and the estimated resale or scrap value of the collateralized personal property.
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
Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit ("Merchandise sales GP") and jewelry scrapping gross profit ("Jewelry Scrapping GP") for the three months ended December 31, 2022 and 2021:
The following chart presents sources of gross profit by geographic disbursement for the three months ended December 31, 2022 and 2021:

Business Developments
Convertible Debt
In December 2022, we issued $230.0 million aggregate principal amount of 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”). In conjunction with the issuance of the 2029 Convertible Notes, we extinguished approximately $109.4 million aggregate principal amount of our 2024 Convertible Notes for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of our 2025 Convertible Notes for approximately $62.9 million plus accrued interest. In addition, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase 578,703 shares of our Class A common stock from purchasers of the notes in privately negotiated transactions. See Note 7 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
Investment in Cash Converters International
On November 2, 2022, we purchased an additional 13 million shares of Cash Converters for $2.1 million. This purchase increased our total ownership in Cash Converters to 273,939,157 shares, representing a 43.7% ownership interest. Additionally, during November 2022, we received a cash dividend of $1.8 million from Cash Converters.
Founders
During December 2022, we made additional investments in Founders One, LLC ("Founders") in the form of a $15.0 million additional capital contribution and a $15.0 million loan. The proceeds of these additional investments were passed on to Simple Management Group, Inc. ("SMG") and used by SMG to complete the acquisition of FFI Holdings, Inc. SMG owns and operates 73 pawn stores in the Caribbean and Florida. See Note 5 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."

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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. In addition, we have an equity method investment that is denominated in Australian dollars and is translated into U.S. dollars. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three months ended December 31, 2022 and December 31, 2021 were as follows:

	December 31,		Three Months Ended December 31,
	2022	2021	2022	2021

Mexican peso	19.5	20.5	19.7	20.7
Guatemalan quetzal	7.7	7.5	7.7	7.6
Honduran lempira	24.4	24.1	24.3	23.9
Australian dollar	1.5	1.4	1.5	1.4

Operating Results
Segments
We manage our business and report our financial results in three reportable segments;
•U.S. Pawn — Represents all pawn activities in the United States;
•Latin America Pawn — Represents all pawn activities in Mexico and other parts of Latin America; and
•Other Investments — Represents our equity interest in the net income of Cash Converters along with our investment in Founders and RDC.
Store Count by Segment

	Three Months Ended December 31, 2022
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2022	515	660	1,175
New locations opened	—	2	2
Locations acquired	10	—	10
Locations sold, combined or closed	—	(1)	(1)
As of December 31, 2022	525	661	1,186

	Three Months Ended December 31, 2021
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2021	516	632	1,148
New locations opened	—	1	1
As of December 31, 2021	516	633	1,149

Three Months Ended December 31, 2022 vs. Three Months Ended December 31, 2021
These tables, as well as the discussion that follows, should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended December 31,		Change
(in thousands)	2022	2021

Gross profit:
Pawn service charges	$69,310	$56,557	23%

Merchandise sales	118,314	102,078	16%
Merchandise sales gross profit	45,058	44,246	2%
Gross margin on merchandise sales	38%	43%	(500)bps

Jewelry scrapping sales	7,176	4,980	44%
Jewelry scrapping sales gross profit	960	1,005	(4)%
Gross margin on jewelry scrapping sales	13%	20%	(700)bps

Other revenues	25	22	14%
Gross profit	115,353	101,830	13%

Segment operating expenses:
Store expenses	73,304	64,689	13%
Depreciation and amortization	2,755	2,670	3%
Loss on sale or disposal of assets and other	3	—	*
Segment contribution	$39,291	$34,471	14%

Other data:
Net earning assets (a)	$284,880	$231,408	23%
Inventory turnover	2.6	2.8	(7)%
Average monthly ending pawn loan balance per store (b)	$315	$270	17%
Monthly average yield on pawn loans outstanding	14%	13%	100bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

PLO ended the quarter at $166.9 million, up 18% (15% on a same store basis).
Total revenue was up 19%, and gross profit increased 13%, driven by increased pawn service charges, higher merchandise sales and improved merchandise sales gross profit.
PSC increased 23% as a result of higher average PLO.
Merchandise sales gross margin decreased to 38% from 43%, reflecting a more normalized operating environment.
Store expenses increased 13% primarily due to increased labor in-line with store activity and, to a lesser extent, expenses related to our loyalty program and rent associated with lease renewals.
Segment contribution increased 14% to $39.3 million, due to the changes noted above.
Segment store count increased by 10 stores during this quarter due to two acquisitions.

Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Constant Currency and Same Store Financial Information."

	Three Months Ended December 31,
(in thousands)	2022 (GAAP)	2021 (GAAP)	Change (GAAP)	2022 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$23,283	$19,468	20%	$22,479	15%

Merchandise sales	45,473	35,642	28%	43,596	22%
Merchandise sales gross profit	13,852	10,363	34%	13,289	28%
Gross margin on merchandise sales	30%	29%	100bps	30%	100bps

Jewelry scrapping sales	708	1,964	(64)%	672	(66)%
Jewelry scrapping sales gross profit	(29)	167	(117)%	(29)	(117)%
Gross margin on jewelry scrapping sales	(4)%	9%	*	(4)%	*

Other revenues, net	16	240	*	15	*
Gross profit	37,122	30,238	23%	35,754	18%

Segment operating expenses:
Store expenses	27,499	22,082	25%	26,438	20%
Depreciation and amortization	2,215	1,980	12%	2,125	7%
Other Charges	—	—	*	—	*
Segment operating contribution	7,408	6,176	20%	7,191	16%

Other segment income	(121)	(311)	(61)%	(294)	(5)%
Segment contribution	$7,529	$6,487	16%	$7,485	15%

Other data:
Net earning assets (a)	$81,107	$64,490	26%	$78,345	21%
Inventory turnover	3.3	3.6	(8)%	3.3	(8)%
Average monthly ending pawn loan balance per store (b)	$70	$60	17%	$70	17%
Monthly average yield on pawn loans outstanding	17%	17%	—bps	17%	—bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2022 Change (GAAP)	2022 Change (Constant Currency)
Same Store data:
PLO	19%	15%
PSC	18%	14%
Merchandise Sales	23%	18%
Merchandise Sales Gross Profit	52%	45%
Store Expenses	22%	18%
PLO improved to $43.0 million, up 21% (17% on constant currency basis). On a same store basis, PLO increased 19% (15% on a constant currency basis).
Total revenue was up 21% (16% on constant currency basis), while gross profit increased 23% (18% on a constant currency basis), reflecting increased PSC, higher merchandise sales and improved merchandise sales gross profit.

PSC increased 20% (15% on a constant currency basis) as a result of higher average PLO.
Merchandise sales gross margin increased slightly from 29% to 30%.
Store expenses increased 25% (20% on a constant currency basis), primarily due to increased labor in-line with store activity and, to a lesser extent, expenses related to our loyalty program and rent associated with lease renewals. Same-store expenses increased 22% (18% on a constant currency basis).
Segment contribution increased 16% (15% on a constant currency basis) to $7.5 million, due to the changes noted above.
Segment store count increased by one store due to the net impact of opening two de novo stores and the consolidation of one store during the quarter.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Three Months Ended December 31,		Change
(in thousands)	2022	2021

Gross profit:
Consumer loan fees, interest and other	$22	$43	(49)%
Gross profit	22	43	(49)%

Segment operating expenses:
Equity in net income of unconsolidated affiliates	(1,584)	(1,138)	39%
Segment operating contribution	1,606	1,181	36%

Other segment expense	4	(12)	(133)%
Segment contribution	$1,602	$1,193	34%
Segment contribution was $1.6 million, an increase of $0.4 million due to the increase in equity income for our unconsolidated affiliate Cash Converters. A recent law change in Australia could adversely impact Cash Converters' operations and financial position. See "Part II, Item 1A — Risk Factors" of this Report.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,		Percentage Change
(in thousands)	2022	2021

Segment contribution	$48,422	$42,151	15%
Corporate expenses (income):
General and administrative	15,479	15,545	*
Depreciation and amortization	3,018	2,924	3%
Interest expense	6,190	2,431	155%
Interest income	(495)	(122)	*
Other (income) expense	(308)	26	*
Income before income taxes	24,538	21,347	15%
Income tax expense	7,760	5,626	38%
Net income	$16,778	$15,721	7%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution increased $6.3 million or 15% over the prior year quarter primarily due to the improved operating results of the segments above.
In December 2022, the Company repurchased approximately $109.4 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 for approximately $62.9 million plus accrued interest and recorded a $3.5 million loss on extinguishment of debt.
Income tax expense increased $2.1 million primarily due to an increase in income before income taxes of $3.2 million this quarter compared to the prior year quarter as well as the non-deductible loss on the convertible debt refinancing.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations. See Annual Report on Form 10-K for the year ended September 30, 2022 Note 11: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
Liquidity and Capital Resources
We currently believe that, based on available capital resources and projected operating cash flow, we have adequate capital resources to fund working capital needs, currently anticipated capital expenditures, currently anticipated business growth and expansion, tax payments, and current and projected debt service requirements.
Cash and Cash Equivalents
Our cash and equivalents balance was $207.7 million at December 31, 2022 compared to $206.0 million at September 30, 2022. At December 31, 2022, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.

Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Three Months Ended December 31,		Percentage Change
(in thousands)	2022	2021

Net cash provided by operating activities	$11,668	$9,018	29%
Net cash used in investing activities	(44,618)	(30,603)	46%
Net cash provided by (used in) financing activities	33,993	(792)	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	605	719	(16)%
Net increase (decrease) in cash, cash equivalents and restricted cash	$1,648	$(21,658)	(108)%

*	Represents a percentage computation that is not mathematically meaningful.

The increase in cash flows provided by operating activities year-over-year was primarily due to favorable changes in working capital primarily related to the timing of payments of accounts payable, partially offset by a $1.1 million increase in net income and a higher change in the provision for inventory reserve.
The $14.0 million increase in cash flows used in investing activities year-over-year was primarily due to $26.5 million higher outgoing cash flows used to fund acquisitions and strategic investments, and an increase of $9.0 million in net pawn lending, partially offset by an $22.7 million increase in the sale of forfeited collateral. Of the $26.5 million used to fund other investments, the largest amount is $15.0 million related to a note receivable from Founders, as discussed in Note 5: Strategic Investments in Part I, Item 1 - Notes to Interim Condensed Consolidated Financial Statements.
The $34.8 million increase in cash flows provided by financing activities was primarily related to the December 2022 financing of the 2029 Convertible Notes, in which we issued $230.0 million (less issuance costs) principal amount of 3.750% Convertible Senior Notes Due 2029 offset by the extinguishment of approximately $109.4 million aggregate principal amount of our 2024 Convertible Notes for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of our 2025 Convertible Notes for approximately $62.9 million plus accrued interest. In addition, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase 578,703 shares of our Class A common stock from purchasers of the notes in privately negotiated transactions.
The net effect of these changes was a $1.6 million increase in cash on hand during the current year to date period, resulting in a $216.0 million ending cash and restricted cash balance.
Sources and Uses of Cash
In December 2022, we issued $230.0 million aggregate principal amount of 2029 Convertible Notes. In conjunction with the issuance of the 2029 Convertible Notes, we extinguished approximately $109.4 million aggregate principal amount of our 2024 Convertible Notes for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of our 2025 Convertible Notes for approximately $62.9 million plus accrued interest. In addition, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase 578,703 shares of our Class A common stock from purchasers of the notes in privately negotiated transactions. See Note 7 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
On May 3, 2022, our Board authorized the repurchase of up to $50 million of our Class A Common Stock over three years. As of December 31, 2022, we have repurchased 481,005 shares of our Class A Common Stock under the program for $4.1 million. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
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
We anticipate that cash flows from operations and cash on hand will be adequate to fund any future stock repurchases, strategic investments, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through fiscal 2023. We continue to explore acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Depending on the level of acquisition activity and other factors, our ability to repay our longer-term debt obligations, including the convertible debt maturing in 2024, 2025 and 2029, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.
Contractual Obligations
In "Part II, Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K for the year ended September 30, 2022, we reported that we had $608.0 million in total contractual obligations as of September 30, 2022. There have been no material changes to this total obligation since September 30, 2022, other than the convertible debt refinancing and lease liabilities changes as further discussed in Note 7: Debt and Note 4: Leases, respectively, of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2022, these collectively amounted to $15.2 million.
Recently Adopted Accounting Policies and Recently Issued Accounting Pronouncements
We reviewed all recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a material impact on our Condensed Consolidated Financial Statements.
Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like "may," "should," "could," "will," "predict," "anticipate," "believe," "estimate," "expect," "intend," "plan," "projection" and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2022 and "Part II, Item 1A — Risk Factors" of this Report.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in "Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk" of our Annual Report on Form 10-K for the year ended September 30, 2022. There have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2022.

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9: Contingencies of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in "Part I, Item 1A — Risk Factors" of our Annual Report on Form 10-K for the year ended September 30, 2022, as supplemented by the information set forth below.
A recent law change in Australia could adversely impact Cash Converters’ business
In December 2022, the Australian Parliament passed the Financial Sector Reform Bill 2022, which establishes lending limits on small amount credit contracts. The bill becomes effective in June 2023, and could adversely impact the financial position or results of operations of Cash Converters, in which the Company has an equity investment. We cannot estimate the financial effect that this bill may have on our investment at this time.

ITEM 2. Unregistered Sale of Equity Security and Use of Proceeds
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended December 31, 2022.

	Share Repurchases
	Total Number of Shares Purchased (1)(2)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
	(in thousands, except number of shares and average price information)
October 1, 2022 through October 31, 2022	115,902	$8.32	115,902	$47,001
November 1, 2022 through November 30, 2022	—	N/A	—	$47,001
December 1, 2022 through December 31, 2022	705,863	$8.58	127,160	$45,941
Quarter ended December 31, 2022	821,765	$8.55	243,062	$45,941

(1)	On May 3, 2022, the Board of Directors approved a share repurchase program, under which we are authorized to repurchase up to $50 million of our Class A Non-Voting common shares over a three-year period. All repurchases under this program were in open market transactions at prevailing market prices and were executed pursuant to a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
(2)
On December 12, 2022, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase 578,703 shares of our Class A common stock from purchasers of our 2029 Convertible Notes in privately negotiated transactions. Such transactions were authorized separately from, and not considered a part of, the publicly announced share repurchase program referred to in footnote (1) above.

ITEM 6. EXHIBITS
The following exhibits are filed with, or incorporated by reference into, this report.

		Incorporated by Reference				Filed Herewith
Exhibit	Description of Exhibit	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated December 12, 2022, between EZCORP, Inc. and Truist Bank, as trustee	8-K	0-19424	4.1	December 13, 2022
10.1	Purchase Agreement, dated December 7, 2022, between EZCORP, Inc. and Morgan Stanley & Co. L.L.C. as representative of the Initial Purchasers	8-K	0-19424	10.1	December 13, 2022
10.2	Amended and Restated EZCORP, Inc. 2022 Long-Term Incentive Plan, effective November 15, 2022	10-K	0-19424	10.5	November 16, 2022
10.3	EZCORP, Inc. Change in Control Severance Plan, effective November 15, 2022	10-K	0-19424	10.6	November 16, 2022
10.4	Amendment to Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan, effective November 15, 2022	10-K	0-19424	10.7	November 16, 2022
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data files because the XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					x
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					x
104	Cover Page Interactive Data File in Inline XBRL format (contained in Exhibit 101)
_____________________________

†	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	February 1, 2023	/s/Timothy K. Jugmans
Timothy K. Jugmans, Chief Financial Officer