Form 10-Q
period 2023-03-31
EZCORP INC
filed 2023-05-03
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023 or

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
As of April 28, 2023, 52,447,860 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	March 31, 2023	March 31, 2022	September 30, 2022
Assets:
Current assets:
Cash and cash equivalents	$243,128	$254,964	$206,028
Restricted cash	8,451	8,713	8,341
Pawn loans	206,096	173,618	210,009
Pawn service charges receivable, net	33,116	28,319	33,476
Inventory, net	150,297	119,890	151,615
Prepaid expenses and other current assets	45,564	27,267	34,694
Total current assets	686,652	612,771	644,163
Investments in unconsolidated affiliates	10,681	42,002	37,733
Other investments	39,220	18,000	24,220
Property and equipment, net	59,775	50,874	56,725
Right-of-use asset, net	234,287	204,343	221,405
Goodwill	300,078	286,214	286,828
Intangible assets, net	59,620	62,145	56,819
Notes receivable, net	1,233	1,198	1,215
Deferred tax asset, net	19,127	15,908	12,145
Other assets	9,859	6,541	6,625
Total assets	$1,420,532	$1,299,996	$1,347,878

Liabilities and equity:
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$72,695	$69,695	$84,509
Customer layaway deposits	18,761	15,046	16,023
Operating lease liabilities, current	53,921	52,446	52,334
Total current liabilities	145,377	137,187	152,866
Long-term debt, net	359,287	312,168	312,903
Deferred tax liability, net	368	179	373
Operating lease liabilities	191,874	163,506	180,756
Other long-term liabilities	11,038	11,940	8,749
Total liabilities	707,944	624,980	655,647
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $0.01 per share; shares authorized: 100 million; issued and outstanding: 52,561,071 as of March 31, 2023; 53,685,333 as of March 31, 2022; and 53,454,885 as of September 30, 2022	526	537	534
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	343,088	341,913	345,330
Retained earnings	405,961	384,246	402,006
Accumulated other comprehensive loss	(37,017)	(51,710)	(55,669)
Total equity	712,588	675,016	692,231
Total liabilities and equity	$1,420,532	$1,299,996	$1,347,878

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amount)	2023	2022	2023	2022

Revenues:
Merchandise sales	$152,507	$133,556	$316,294	$271,276
Jewelry scrapping sales	12,825	5,690	20,709	12,634
Pawn service charges	93,030	76,683	185,623	152,708
Other revenues, net	61	53	124	358
Total revenues	258,423	215,982	522,750	436,976
Merchandise cost of goods sold	97,339	82,246	202,216	165,357
Jewelry scrapping cost of goods sold	11,902	4,808	18,855	10,580
Gross profit	149,182	128,928	301,679	261,039
Operating expenses:
Store expenses	101,269	85,743	202,072	172,514
General and administrative	15,609	12,227	31,085	27,772
Depreciation and amortization	7,963	7,450	15,951	15,024
Loss (gain) on sale or disposal of assets	73	(697)	57	(692)
Other	(2,465)	—	(2,465)	—
Total operating expenses	122,449	104,723	246,700	214,618
Operating income	26,733	24,205	54,979	46,421
Interest expense	3,390	2,527	9,580	4,958
Interest income	(1,898)	(255)	(2,562)	(559)
Equity in net loss of unconsolidated affiliates	32,501	1,439	30,917	301
Other expense (income)	80	371	(154)	251
(Loss) income before income taxes	(7,340)	20,123	17,198	41,470
Income (benefit) tax expense	(550)	5,236	7,210	10,862
Net (loss) income	$(6,790)	$14,887	$9,988	$30,608

Basic earnings per share	$(0.12)	$0.26	$0.18	$0.54
Diluted earnings per share	$(0.12)	$0.20	$0.11	$0.42

Weighted-average basic shares outstanding	55,648	56,561	55,981	56,370
Weighted-average diluted shares outstanding	55,648	82,407	65,269	82,270
See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022

Net (loss) income	$(6,790)	$14,887	$9,988	$30,608
Other comprehensive income:
Foreign currency translation adjustment, net of tax	16,148	3,666	18,652	6,705
Comprehensive income	$9,358	$18,553	$28,640	$37,313
See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2022	56,425	$564	$345,330	$402,006	$(55,669)	$692,231
Stock compensation	—	—	1,886	—	—	1,886
Transfer of equity consideration for acquisition	10	—	99	—	—	99
Release of restricted stock, net of shares withheld for taxes	235	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(1,138)	—	—	(1,138)
Foreign currency translation gain	—	—	—	—	2,504	2,504
Purchase and retirement of treasury stock	(822)	(7)	(3,165)	(3,855)	—	(7,027)
Net income	—	—	—	16,778	—	16,778
Balances as of December 31, 2022	55,848	$559	$343,012	$414,929	$(53,165)	$705,335
Stock compensation	—	—	1,855	—	—	1,855
Release of restricted stock, net of shares withheld for taxes	132	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	(1)	—	(11)	—	—	(11)
Foreign currency translation gain	—	—	—	—	16,148	16,148
Purchase and retirement of treasury stock	(448)	(5)	(1,768)	(2,178)	—	(3,951)
Net loss	—	—	—	(6,790)	—	(6,790)
Balances as of March 31, 2023	55,531	$556	$343,088	$405,961	$(37,017)	$712,588

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2021	56,057	$560	$403,312	$326,781	$(58,415)	$672,238
Stock compensation	—	—	1,698	—	—	1,698
Release of restricted stock, net of shares withheld for taxes	257	3	—	—	—	3
Taxes paid related to net share settlement of equity awards	—	—	(792)	—	—	(792)
Cumulative effect of adoption of ASU 2020-06	—	—	(64,263)	26,857	—	(37,406)
Foreign currency translation gain	—	—	—	—	3,039	3,039
Net income	—	—	—	15,721	—	15,721
Balances as of December 31, 2021	56,314	$563	$339,955	$369,359	$(55,376)	$654,501
Stock compensation	—	—	460	—	—	460
Transfer of consideration for other investment	213	2	1,498	—	—	1,500
Release of restricted stock, net of shares withheld for taxes	129	2	—	—	—	2
Foreign currency translation gain	—	—	—	—	3,666	3,666
Net income	—	—	—	14,887	—	14,887
Balances as of March 31, 2022	56,656	$567	$341,913	$384,246	$(51,710)	$675,016

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
(in thousands)	2023	2022

Operating activities:
Net income	$9,988	$30,608
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	15,951	15,024
Amortization of debt discount and deferred financing costs	736	698
Non-cash lease expense	27,546	25,746
Deferred income taxes	(6,987)	212
Other adjustments	(2,386)	(708)
Provision for inventory reserve	280	(1,780)
Stock compensation expense	3,741	2,158
Equity in net loss of unconsolidated affiliates	30,917	301
Net loss on extinguishment of debt	3,545	—
Changes in operating assets and liabilities, net of acquisitions:
Service charges and fees receivable	1,357	687
Inventory	(2,306)	(2,779)
Prepaid expenses, other current assets and other assets	(3,639)	88
Accounts payable, accrued expenses and other liabilities	(43,969)	(50,258)
Customer layaway deposits	1,426	2,342
Income taxes	8,852	6,576
Dividends from unconsolidated affiliates	1,775	1,660
Net cash provided by operating activities	46,827	30,575
Investing activities:
Loans made	(378,717)	(329,459)
Loans repaid	230,604	199,836
Recovery of pawn loan principal through sale of forfeited collateral	171,504	129,311
Capital expenditures, net	(18,439)	(10,498)
Acquisitions, net of cash acquired	(12,968)	—
Issuance of notes receivable	(15,500)	(1,000)
Investment in unconsolidated affiliates	(2,133)	(3,577)
Investment in other investments	(15,000)	(16,500)
Net cash used in investing activities	(40,649)	(31,887)
Financing activities:
Taxes paid related to net share settlement of equity awards	(1,149)	(792)
Proceeds from issuance of debt	230,000	—
Debt issuance cost	(7,458)	—
Cash paid on extinguishment of debt	(1,951)	—
Payments on debt	(178,488)	—
Repurchase of common stock	(10,978)	—
Net cash provided by (used in) financing activities	29,976	(792)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,056	2,157
Net increase in cash, cash equivalents and restricted cash	37,210	53
Cash, cash equivalents and restricted cash at beginning of period	214,369	263,624
Cash, cash equivalents and restricted cash at end of period	$251,579	$263,677
See accompanying notes to unaudited interim condensed consolidated financial statements

Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
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
In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Financial results for the three and six-month period ended March 31, 2023, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2023 or any other period due, in part, to seasonal variations. There have been no changes that have had a material impact in significant accounting policies as described in our 2022 Annual Report.
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

NOTE 2: GOODWILL
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

	Six Months Ended March 31, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2022	$245,503	$41,325	$286,828
Acquisitions	9,468	—	9,468
Effect of foreign currency translation changes	—	3,782	3,782
Balances as of March 31, 2023	$254,971	$45,107	$300,078

	Six Months Ended March 31, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2021	$244,471	$41,287	$285,758
Measurement period adjustments	—	(678)	$(678)
Effect of foreign currency translation changes	—	1,134	1,134
Balances as of March 31, 2022	$244,471	$41,743	$286,214
During the first quarter of fiscal 2023, we acquired nine pawn stores located in Houston, Texas and one luxury pawn store in Las Vegas, Nevada for total cash consideration of $13.0 million, inclusive of all ancillary arrangements, of which $9.4 million was recorded as goodwill. These acquisitions expand our position in these strategic markets and expands our offerings by providing a dedicated and targeted focus on higher-end products. These acquisitions were immaterial, individually and in the aggregate, and we have therefore omitted or aggregated certain disclosures.

NOTE 3: (LOSS) EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted (loss) earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2023	2022	2023	2022

Basic (loss) earnings per common share:
Net (loss) income - basic	$(6,790)	$14,887	$9,988	$30,608
Weighted shares outstanding - basic	55,648	56,561	55,981	56,370
Basic (loss) earnings per common share	$(0.12)	$0.26	$0.18	$0.54

Diluted (loss) earnings per common share:
Net (loss) income - basic	$(6,790)	$14,887	$9,988	$30,608
Add: Convertible Notes interest expense, net of tax*	—	1,846	(2,733)	3,730
Net (loss) income - diluted	$(6,790)	$16,733	$7,255	$34,338
Weighted shares outstanding - basic	55,648	56,561	55,981	56,370
Equity-based compensation awards - effect of dilution**	—	622	1,067	676
Convertible Notes - effect of dilution	—	25,224	8,221	25,224
Weighted shares outstanding - diluted	55,648	82,407	65,269	82,270
Diluted (loss) earnings per common share	$(0.12)	$0.20	$0.11	$0.42

Potential common shares excluded from the calculation of diluted (loss) earnings per common share above:
Equity-based compensation awards**	1,014	—	—	—
Convertible Notes***	30,417	—	20,141	—
Restricted stock****	1,504	1,756	1,528	1,847
Total	32,935	1,756	21,669	1,847
*    The six months ended March 31, 2023 includes $5.4 million gain on the partial extinguishment of debt, associated with the 2025 Convertible Notes, which was recorded to "Interest expense" in the Company's condensed consolidated statement of operations. See Note 7: Debt for additional information.
**    Includes time-based share-based awards and performance based awards for which targets for fiscal year tranches have been achieved and vesting is subject only to achievement of service conditions.
***    See Note 7: Debt for conversion rate of the 2024 Convertible Notes, 2025 Convertible Notes, and 2029 Convertible Notes.
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
The table below presents balances of our lease assets and liabilities and their balance sheet locations for both operating and financing leases:

(in thousands)	Balance Sheet Location	March 31, 2023	March 31, 2022	September 30, 2022
Lease assets:
Operating lease right-of-use assets	Right-of-use assets, net	$234,287	$204,343	$221,405
Financing lease assets	Other assets	1,289	—	181
Total lease assets		$235,576	$204,343	$221,586

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$53,921	$52,446	$52,334
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	282	—	37
Total current lease liabilities		$54,203	$52,446	$52,371

Non-current:
Operating lease liabilities	Operating lease liabilities	$191,874	$163,506	$180,756
Financing lease liabilities	Other long-term liabilities	1,024	—	148
Total non-current lease liabilities		$192,898	$163,506	$180,904
Total lease liabilities		$247,101	$215,952	$233,275
The table below provides major components of our lease costs:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022

Operating lease cost:
Operating lease cost *	$18,023	$16,789	$35,518	$33,151
Variable lease cost	4,028	3,834	7,880	7,376
Total operating lease cost	$22,051	$20,623	$43,398	$40,527

Financing lease cost:
Amortization of financing lease assets	$55	$—	$74	$—
Interest on financing lease liabilities	24	—	35	—
Total financing lease cost	$79	$—	$109	$—
Total lease cost	$22,130	$20,623	$43,507	$40,527

* Includes a reduction for sublease rental income of $1.1 million and $0.8 million for the three months ended March 31, 2023 and 2022, respectively and $1.8 million and $1.7 million for the six months ended March 31, 2023 and 2022, respectively.
Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in "Store" and "General and Administrative" expense, based on the underlying lease use. Cash paid for operating leases was $18.9 million and $18.0 million for the three months ended March 31, 2023 and 2022, respectively and $37.4 million and $35.6 million for the six months ended March 31, 2023 and 2022, respectively.

The weighted-average term and discount rates for leases are as follows:

	Six Months Ended March 31,
	2023	2022

Weighted-average remaining lease term (years):
Operating leases	5.16	5.00
Financing leases	3.97	N/A

Weighted-average discount rate:
Operating leases	8.42%	8.27%
Financing leases	11.14%	N/A

As of March 31, 2023, maturities of lease liabilities under ASC 842 by fiscal year were as follows:

(in thousands)	Operating Leases	Financing Leases
Remaining 2023	$36,727	$310
Fiscal 2024	68,717	413
Fiscal 2025	58,855	413
Fiscal 2026	48,125	401
Fiscal 2027	34,973	81
Thereafter	55,547	—
Total lease liabilities	$302,944	$1,618
Less: portion representing imputed interest	57,149	312
Total net lease liabilities	$245,795	$1,306
Less: current portion	53,921	282
Total long term net lease liabilities	$191,874	$1,024

We recorded $34.5 million and $28.1 million in non-cash additions to our right-of-use assets and lease liabilities for the six months ended March 31, 2023 and March 31, 2022, respectively.

NOTE 5: STRATEGIC INVESTMENTS
Cash Converters International Limited
The following table presents the Company's ownership in Cash Converters International Limited ("Cash Converters") for the periods presented:

Date of purchase	Purchase amount (in thousands)	Shares purchased	Shares owned	Ownership percentage
October 1, 2021	$2,500	13,000,000	236,702,991	37.7%
March 10, 2022	$1,000	5,500,000	242,239,157	38.6%
April 5, 2022	$2,500	13,000,000	255,239,157	40.7%
September 15, 2022	$900	5,700,000	260,939,157	41.6%
November 2, 2022	$2,100	13,000,000	273,939,157	43.7%
On October 2021, April 2022 and November 2022, we received cash dividends of $1.7 million, $1.7 million and $1.8 million, respectively, from Cash Converters.
The following tables present summary financial information for Cash Converters most recently reported results at December 31, 2022 after translation to U.S. dollars:

	December 31,
(in thousands)	2022	2021

Current assets	$189,179	$162,558
Non-current assets	98,301	185,780
Total assets	$287,480	$348,338

Current liabilities	$91,601	$59,701
Non-current liabilities	56,792	59,915
Shareholders’ equity	139,087	228,722
Total liabilities and shareholders’ equity	$287,480	$348,338

	Half-Year Ended December 31,
(in thousands)	2022	2021

Gross revenues	$98,768	$84,185
Gross profit	63,800	55,280
Net profit	(73,197)	1
During the quarter ended March 31, 2023, we recorded a $32.5 million loss on our share of losses from Cash Converters, which included $32.4 million as our share of their non-cash goodwill impairment charge, that was recorded to "Equity in net loss of unconsolidated affiliates" in the condensed consolidated statements of operations.
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

	Carrying Value	Estimated Fair Value
	March 31, 2023	March 31, 2023	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,233	$1,233	$—	$—	$1,233
12.00% promissory note receivable from Founders	15,600	15,600	—	—	15,600
Investments in unconsolidated affiliates	10,681	42,917	42,917	—	—
Other investments	39,220	39,220	—	—	39,220
Financial liabilities:
2024 Convertible Notes	$34,184	$34,389	$—	$34,389	$—
2025 Convertible Notes	102,312	94,690	—	94,690	—
2029 Convertible Notes	222,791	221,529	—	221,529	—

	Carrying Value	Estimated Fair Value
	March 31, 2022	March 31, 2022	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,198	$1,198	$—	$—	$1,198
Investments in unconsolidated affiliates	42,002	51,502	44,529	—	6,973
Other investments	18,000	18,000	—	—	18,000
Financial liabilities:
2024 Convertible Notes	$142,248	$141,594	$—	$141,594	$—
2025 Convertible Notes	169,920	153,525	—	153,525	—

	Carrying Value	Estimated Fair Value
	September 30, 2022	September 30, 2022	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,215	$1,215	$—	$—	$1,215
Investments in unconsolidated affiliates	37,733	40,279	40,279	—	—
Other investments	24,220	24,220	—	—	24,220
Financial liabilities:
2024 Convertible Notes	$142,575	$157,727	$—	$157,727	$—
2025 Convertible Notes	170,328	147,488	—	147,488	—
Due to the short-term nature of cash and cash equivalents, pawn loans and pawn service charges receivable, we estimate that the carrying value approximates fair value. We consider our cash and cash equivalents to be measured using Level 1 inputs and our pawn loans, pawn service charges receivable and other debt to be measured using Level 3 inputs. Significant increases or decreases in the underlying assumptions used to value pawn loans, pawn service charges receivable, fees and interest receivable and other debt could significantly increase or decrease these fair value estimates.
The Company remeasures its acquisition-related contingent obligation associated with the acquisition in June 2021 of PLO del Bajio S. de R.S. de C.V., which owned stores operating under the name "Cash Apoyo Efectivo," at the end of each reporting period. This remeasurement resulted in a $2.5 million reduction of the obligation with an offset recorded to "Other" as an operating item in our condensed consolidated statement of operations during the second quarter of fiscal 2023. The remaining obligation of $2.5 million is included in "Accounts payable, accrued expenses and other current liabilities" in our Consolidated Balance Sheet as of March 31, 2023. The key assumptions used to determine the fair value of acquisition-related contingent consideration are estimated by management, not observable in the market and, therefore, considered Level 3 inputs within the fair value hierarchy.

In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024. The fair value of the note approximated its carrying value as of March 31, 2023.
In December 2022, we loaned $15.0 million to Founders in exchange for a Demand Promissory Note secured by the common interest in Founders held by the other member. The note bears interest at the rate of 12.00% per annum, and all principal and accrued interest is due on demand. The fair value of the note approximated its carrying value as of March 31, 2023.
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
The $39.2 million in "Other investments" as of March 31, 2023, includes $30.0 million related to our investment in Founders and $6.2 million related to our investment in Rich Data Corporation ("RDC"). We believe the investment's fair value approximated its carrying value although such fair value is highly variable and includes significant unobservable inputs. The $18.0 million "Other investments" as of March 31, 2022, includes $15.0 million related to our investment in Founders.
We determined the fair value of the 2024, 2025 and 2029 Convertible Notes using quoted price inputs. The notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.

NOTE 7: DEBT
The following table presents the Company's debt instruments outstanding:

	March 31, 2023			March 31, 2022			September 30, 2022
(in thousands)	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount

2029 Convertible Notes	$230,000	$(7,209)	$222,791	$—	$—	$—	$—	$—	$—
2025 Convertible Notes	103,373	(1,061)	102,312	172,500	(2,580)	169,920	172,500	(2,172)	170,328
2024 Convertible Notes	34,389	(205)	34,184	143,750	(1,502)	142,248	143,750	(1,175)	142,575
Total long-term debt	$367,762	$(8,475)	$359,287	$316,250	$(4,082)	$312,168	$316,250	$(3,347)	$312,903
The following table presents the Company's contractual maturities related to the debt instruments as of March 31, 2023:

	Schedule of Contractual Maturities
(in thousands)	2029 Convertible Notes	2025 Convertible Notes	2024 Convertible Notes	Total

Remaining 2023	$—	$—	$—	$—
Fiscal 2024	—	—	34,389	34,389
Fiscal 2025	—	103,373	—	103,373
Fiscal 2026	—	—	—	—
Fiscal 2027	—	—	—	—
Thereafter	230,000	—	—	230,000
Total long-term debt	$230,000	$103,373	$34,389	$367,762

The following table presents the Company's interest expense related to the Convertible Notes for the three and six months ended March 31, 2023 and 2022:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2023	2022	2023	2022

2029 Convertible Notes:
Contractual interest expense	$2,156	$—	$2,587	$—
Amortization of deferred financing costs	197	—	249	—
Total interest expense	$2,353	$—	$2,836	$—

2025 Convertible Notes:
Contractual interest expense	$614	$1,024	$1,556	$2,048
Amortization of deferred financing costs	120	182	308	389
Gain on extinguishment	—	—	(5,389)	—
Total interest expense	$734	$1,206	$(3,525)	$2,437

2024 Convertible Notes:
Contractual interest expense	$247	$1,033	$1,123	$2,066
Amortization of deferred financing costs	41	142	179	309
Loss on extinguishment	—	—	8,935	—
Total interest expense	$288	$1,175	$10,237	$2,375

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
The effective interest rate for the three and six months ended March 31, 2023 was approximately 4.28%. As of March 31, 2023, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2029 Maturity Date assuming no early conversion.
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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of March 31, 2023. As of March 31, 2023, the if-converted value of the 2029 Convertible Notes did not exceed the principal amount.
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
2.375% 2025 Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”), for which $103.4 million remains outstanding as of March 31, 2023. The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the "2018 Indenture") by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2018 Indenture. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the "2025 Maturity Date"), unless converted, redeemed or repurchased in accordance with the terms prior to such date.
The effective interest rate for the three and six months ended March 31, 2023 was approximately 2.88% for the 2025 Convertible Notes. As of March 31, 2023, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2025 Maturity Date assuming no early conversion.
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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of March 31, 2023. As of March 31, 2023, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.

2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”), for which $34.4 million remains outstanding as of March 31, 2023. The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the "2017 Indenture") by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2017 Indenture. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the "2024 Maturity Date"), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2024 Convertible Notes will be entitled to receive cash equal to the principal of the 2024 Convertible Notes plus accrued interest.
The effective interest rate for the three and six months ended March 31, 2023 was approximately 3.35%. As of March 31, 2023, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2024 Maturity Date assuming no early conversion.
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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of March 31, 2023. As of March 31, 2023, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.

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
The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. As of March 31, 2023, the Company has repurchased and retired 929,336 shares of our Class A Common Stock for $8.0 million under the Common Stock Repurchase Program, of which $3.9 million was repurchased during the quarter ended March 31, 2023. The repurchase amount is allocated between "Additional paid-in capital" and "Retained earnings" in our condensed consolidated balance sheets.

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
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2022	2,113,323	$5.88
Granted	1,008,180	7.82
Released (a)	(480,238)	4.86
Cancelled	(54,497)	6.55
Outstanding as of March 31, 2023	2,586,768	$6.81
(a) 114,311 shares were withheld to satisfy related income tax withholding.

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
On October 14, 2021, Andrew Kowlessar filed an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida styled Andrew Kowlessar, individually and on behalf of all others similarly situated vs. EZCORP, Inc. d/b/a Value Pawn & Jewelry. The matter subsequently was amended and removed to the United States District Court of the Southern District of Florida as Andrew Kowlessar, individually and on behalf of all others similarly situated vs. EZPAWN Florida, Inc. d/b/a Value Pawn & Jewelry. In May 2022, the federal court action was dismissed and the case was refiled in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The complaint was brought under Section 501.059, Florida Statutes, the Florida Telephone Solicitation Act (“Act”), and alleges certain text messages were sent in violation of the Act. The matter involves claims by a single individual, but alleges a class of persons who may have similar claims of violations of the Act and seeks class certification. On June 16, 2022, following discovery and pre-trial mediation, the parties agreed to a settlement of all asserted claims and entered into a Settlement Agreement and Release, which was approved by the court on October 24, 2022. The period for submitting claims expired on November 8, 2022. The Company recorded a $2.0 million charge during the quarter ended June 30, 2022, which amount has since been paid to the third party claims administrator in final satisfaction of claims and related costs. The claims administrator is in the process of disbursing settlement funds.

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

	Three Months Ended March 31, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$108,740	$43,767	$—	$152,507	$—	$152,507
Jewelry scrapping sales	9,814	3,011	—	12,825	—	12,825
Pawn service charges	69,945	23,085	—	93,030	—	93,030
Other revenues	32	19	10	61	—	61
Total revenues	188,531	69,882	10	258,423	—	258,423
Merchandise cost of goods sold	67,643	29,696	—	97,339	—	97,339
Jewelry scrapping cost of goods sold	8,550	3,352	—	11,902	—	11,902
Gross profit	112,338	36,834	10	149,182	—	149,182
Segment and corporate expenses (income):
Store expenses	71,946	29,323	—	101,269	—	101,269
General and administrative	—	—	—	—	15,609	15,609
Depreciation and amortization	2,560	2,332	—	4,892	3,071	7,963
Loss (gain) loss on sale or disposal of assets	81	(8)	—	73	—	73
Other	—	(2,465)	—	(2,465)	—	(2,465)
Interest expense	—	—	—	—	3,390	3,390
Interest income	(1)	(298)	—	(299)	(1,599)	(1,898)
Equity in net loss of unconsolidated affiliates	—	—	32,501	32,501	—	32,501
Other (income) expense	—	(46)	6	(40)	120	80
Segment contribution (loss)	$37,752	$7,996	$(32,497)	$13,251
Income (loss) before income taxes				$13,251	$(20,591)	$(7,340)

	Three Months Ended March 31, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$100,064	$33,492	$—	$133,556	$—	$133,556
Jewelry scrapping sales	3,480	2,210	—	5,690	—	5,690
Pawn service charges	58,772	17,911	—	76,683	—	76,683
Other revenues	24	—	29	53	—	53
Total revenues	162,340	53,613	29	215,982	—	215,982
Merchandise cost of goods sold	58,613	23,633	—	82,246	—	82,246
Jewelry scrapping cost of goods sold	2,798	2,010	—	4,808	—	4,808
Gross profit	100,929	27,970	29	128,928	—	128,928
Segment and corporate expenses (income):
Store expenses	64,492	21,251	—	85,743	—	85,743
General and administrative	—	—	—	—	12,227	12,227
Depreciation and amortization	2,625	1,891	—	4,516	2,934	7,450
Loss on sale or disposal of assets and other	—	(9)	—	(9)	(688)	(697)
Interest expense	—	—	—	—	2,527	2,527
Interest income	—	(255)	—	(255)	—	(255)
Equity in net income of unconsolidated affiliates	—	—	1,439	1,439	—	1,439
Other (income) expense	—	334	8	342	29	371
Segment contribution	$33,812	$4,758	$(1,418)	$37,152
Income (loss) before income taxes				$37,152	$(17,029)	$20,123

	Six Months Ended March 31, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$227,054	$89,240	$—	$316,294	$—	$316,294
Jewelry scrapping sales	16,990	3,719	—	20,709	—	20,709
Pawn service charges	139,255	46,368	—	185,623	—	185,623
Other revenues	57	35	32	124	—	124
Total revenues	383,356	139,362	32	522,750	—	522,750
Merchandise cost of goods sold	140,899	61,317	—	202,216	—	202,216
Jewelry scrapping cost of goods sold	14,766	4,089	—	18,855	—	18,855
Gross profit	227,691	73,956	32	301,679	—	301,679
Segment and corporate expenses (income):
Store expenses	145,250	56,822	—	202,072	—	202,072
General and administrative	—	(3)	—	(3)	31,088	31,085
Depreciation and amortization	5,315	4,547	—	9,862	6,089	15,951
Loss (gain) on sale or disposal of assets	84	(27)	—	57	—	57
Other	—	(2,465)	—	(2,465)	—	(2,465)
Interest expense	—	—	—	—	9,580	9,580
Interest income	(1)	(467)	—	(468)	(2,094)	(2,562)
Equity in net loss of unconsolidated affiliates	—	—	30,917	30,917	—	30,917
Other expense (income)	—	24	10	34	(188)	(154)
Segment contribution (loss)	$77,043	$15,525	$(30,895)	$61,673
Income (loss) before income taxes				$61,673	$(44,475)	$17,198

	Six Months Ended March 31, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$202,142	$69,134	$—	$271,276	$—	$271,276
Jewelry scrapping sales	8,460	4,174	—	12,634	—	12,634
Pawn service charges	115,329	37,379	—	152,708	—	152,708
Other revenues	46	240	72	358	—	358
Total revenues	325,977	110,927	72	436,976	—	436,976
Merchandise cost of goods sold	116,445	48,912	—	165,357	—	165,357
Jewelry scrapping cost of goods sold	6,773	3,807	—	10,580	—	10,580
Gross profit	202,759	58,208	72	261,039	—	261,039
Segment and corporate expenses (income):
Store expenses	129,181	43,333	—	172,514	—	172,514
General and administrative	—	—	—	—	27,772	27,772
Depreciation and amortization	5,295	3,871	—	9,166	5,858	15,024
Gain on sale or disposal of assets and other	—	(4)	—	(4)	(688)	(692)
Interest expense	—	—	—	—	4,958	4,958
Interest income	—	(437)	—	(437)	(122)	(559)
Equity in net income of unconsolidated affiliates	—	—	301	301	—	301
Other (income) expense	—	200	(4)	196	55	251
Segment contribution	$68,283	$11,245	$(225)	$79,303
Income (loss) before income taxes				$79,303	$(37,833)	$41,470

The following table presents separately identified net earning assets by segment:

(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Corporate Items	Total

As of March 31, 2023
Pawn loans	$157,043	$49,053	$—	$—	$206,096
Inventory, net	112,147	38,150	—	—	150,297

As of March 31, 2022
Pawn loans	$133,515	$40,103	$—	$—	$173,618
Inventory, net	93,320	26,570	—	—	119,890

NOTE 11: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	March 31, 2023	March 31, 2022	September 30, 2022

Gross pawn service charges receivable	$42,335	$35,886	$44,192
Allowance for uncollectible pawn service charges receivable	(9,219)	(7,567)	(10,716)
Pawn service charges receivable, net	$33,116	$28,319	$33,476

Gross inventory	$153,348	$123,944	$153,673
Inventory reserves	(3,051)	(4,054)	(2,058)
Inventory, net	$150,297	$119,890	$151,615

Prepaid expenses and other	$7,677	$10,245	$8,336
Accounts receivable, notes receivable and other	27,817	8,255	8,435
Income taxes prepaid and receivable	10,070	8,767	17,923
Prepaid expenses and other current assets	$45,564	$27,267	$34,694

Property and equipment, gross	$325,458	$293,087	$306,667
Accumulated depreciation	(265,683)	(242,213)	(249,942)
Property and equipment, net	$59,775	$50,874	$56,725

Accounts payable	$18,443	$17,756	$24,056
Accrued payroll	8,842	8,631	8,365
Incentive accrual	8,997	8,196	17,403
Other payroll related expenses	8,351	7,877	9,592
Accrued sales and VAT taxes	6,949	8,022	7,279
Accrued income taxes payable	3,662	4,346	2,663
Other current liabilities	17,451	14,867	15,151
Accounts payable, accrued expenses and other current liabilities	$72,695	$69,695	$84,509

The following table provides supplemental disclosure of Consolidated Statements of Cash Flows information:

	Six Months Ended March 31,
(in thousands)	2023	2022

Supplemental disclosure of cash flow information
Cash and cash equivalents	$243,128	$254,964
Restricted cash	8,451	8,713
Total cash and cash equivalents and restricted cash	$251,579	$263,677

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$159,398	$134,562
Transfer of consideration for other investment	—	1,500
Transfer of equity consideration for acquisition	99	—
Acquisition earn-out contingency	2,000	—
Accrued acquisition consideration	1,145	—

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
Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit ("Merchandise sales GP") and jewelry scrapping gross profit ("Jewelry Scrapping GP") for the three and six months ended March 31, 2023 and 2022:
The following chart presents sources of gross profit by geographic disbursement for the three and six months ended March 31, 2023 and 2022:

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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. In addition, we have an equity method investment that is denominated in Australian dollars and is translated into U.S. dollars. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and six months ended March 31, 2023 and March 31, 2022 were as follows:

	March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2023	2022	2023	2022	2023	2022

Mexican peso	18.1	19.9	18.7	20.5	19.2	20.6
Guatemalan quetzal	7.6	7.5	7.6	7.5	7.6	7.5
Honduran lempira	24.4	24.1	24.3	24.2	24.3	24.0
Australian dollar	1.5	1.3	1.5	1.4	1.5	1.4

Operating Results
Segments
We manage our business and report our financial results in three reportable segments:
•U.S. Pawn — Represents all pawn activities in the United States;
•Latin America Pawn — Represents all pawn activities in Mexico and other parts of Latin America; and
•Other Investments — Represents our equity interest in the net income of Cash Converters along with our investment in Founders and RDC.
Store Count by Segment

	Three Months Ended March 31, 2023
	U.S. Pawn	Latin America Pawn	Consolidated

As of December 31, 2022	525	661	1,186
New locations opened	2	11	13
As of March 31, 2023	527	672	1,199

	Three Months Ended March 31, 2022
	U.S. Pawn	Latin America Pawn	Consolidated

As of December 31, 2021	516	633	1,149
New locations opened	—	3	3
As of March 31, 2022	516	636	1,152

	Six Months Ended March 31, 2023
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2022	515	660	1,175
New locations opened	2	13	15
Locations acquired	10	—	10
Locations sold, combined or closed	—	(1)	(1)
As of March 31, 2023	527	672	1,199

	Six Months Ended March 31, 2022
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2021	516	632	1,148
New locations opened	—	4	4
As of March 31, 2022	516	636	1,152

Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022
These tables, as well as the discussion that follows, should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022

Gross profit:
Pawn service charges	$69,945	$58,772	19%

Merchandise sales	108,740	100,064	9%
Merchandise sales gross profit	41,097	41,451	(1)%
Gross margin on merchandise sales	38%	41%	(300)bps

Jewelry scrapping sales	9,814	3,480	182%
Jewelry scrapping sales gross profit	1,264	682	85%
Gross margin on jewelry scrapping sales	13%	20%	(700)bps

Other revenues	32	24	33%
Gross profit	112,338	100,929	11%

Segment operating expenses:
Store expenses	71,946	64,492	12%
Depreciation and amortization	2,560	2,625	(2)%
Loss on sale or disposal of assets and other	81	—	*
Segment operating contribution	37,751	33,812	12%

Other segment (income) expense	(1)	—	*
Segment contribution	$37,752	$33,812	12%

Other data:
Net earning assets (a)	$269,190	$226,835	19%
Inventory turnover	2.6	2.6	—%
Average monthly ending pawn loan balance per store (b)	$310	$270	15%
Monthly average yield on pawn loans outstanding	14%	14%	—bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

PLO ended the quarter at $157.0 million, up 18% (14% on a same store basis).
Total revenue was up 16% and gross profit increased 11%, reflecting increased PSC and higher merchandise sales..
PSC increased 19% as a result of higher average PLO.
Merchandise sales increased 9% and gross margin decreased to 38% from 41%, reflecting a more normalized operating environment. Aged general merchandise increased to 1.4% of total general merchandise inventory, primarily driven by recent acquisitions.
Net inventory increased 20% reflecting a return towards normalized inventory levels. Inventory turnover remained flat at 2.6x.
Store expenses increased 12%, primarily due to increased labor in-line with store activity, higher store count and, to a lesser extent, expenses related to our loyalty program.
Segment contribution increased 12% to $37.8 million, due to the changes noted above.

Segment store count increased by two de novo stores during this quarter.
Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Constant Currency and Same Store Financial Information."

	Three Months Ended March 31,
(in thousands)	2023 (GAAP)	2022 (GAAP)	Change (GAAP)	2023 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$23,085	$17,911	29%	$21,674	21%

Merchandise sales	43,767	33,492	31%	40,694	22%
Merchandise sales gross profit	14,071	9,859	43%	13,012	32%
Gross margin on merchandise sales	32%	29%	300bps	32%	300bps

Jewelry scrapping sales	3,011	2,210	36%	2,846	29%
Jewelry scrapping sales gross profit	(341)	200	(271)%	(314)	(257)%
Gross margin on jewelry scrapping sales	(11)%	9%	*	(11)%	*

Other revenues, net	19	—	*	17	*
Gross profit	36,834	27,970	32%	34,389	23%

Segment operating expenses:
Store expenses	29,323	21,251	38%	27,399	29%
Depreciation and amortization	2,332	1,891	23%	2,160	14%
Other	(2,465)	—	*	(2,336)	*
Segment operating contribution	7,644	4,828	58%	7,166	48%

Other segment income	(352)	70	(603)%	(429)	(713)%
Segment contribution	$7,996	$4,758	68%	$7,595	60%

Other data:
Net earning assets (a)	$87,203	$66,673	31%	$81,237	22%
Inventory turnover	3.5	3.8	(8)%	3.5	(8)%
Average monthly ending pawn loan balance per store (b)	$71	$60	18%	$71	18%
Monthly average yield on pawn loans outstanding	17%	16%	100bps	17%	100bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2023 Change (GAAP)	2023 Change (Constant Currency)
Same Store data:
PLO	19%	12%
PSC	26%	18%
Merchandise Sales	25%	16%
Merchandise Sales Gross Profit	61%	49%
Store Expenses	32%	24%

PLO improved to $49.1 million, up 22% (14% on constant currency basis). On a same store basis, PLO increased 19% (12% on a constant currency basis).
Total revenue was up 30% (22% on constant currency basis), while gross profit increased 32% (23% on a constant currency basis), reflecting increased PSC, higher merchandise sales and improved merchandise sales gross profit.
PSC increased 29% (21% on a constant currency basis) as a result of higher average PLO and yield.
Merchandise sales gross margin increased from 29% to 32%. Aged general merchandise inventory increased to 3.2% from 1.0% of total merchandise inventory.
Net inventory increased 44% (33% on a constant currency basis), reflecting a return towards normalized inventory levels. Inventory turnover remains strong at 3.5x.
Store expenses increased 38% (29% on a constant currency basis), primarily due to increased labor in line with store activity and higher store count. Same-store expenses increased 32% (24% on a constant currency basis).
Segment contribution increased 68% (60% on a constant currency basis) to $8.0 million, this increase was primarily due to the reversal of a contingent consideration liability in connection with a previously completed acquisition, which was recorded to "Other," and the changes in revenue and store expenses described above..
Segment store count increased by 11 de novo stores during the quarter.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Three Months Ended March 31,		Change
(in thousands)	2023	2022

Gross profit:
Consumer loan fees, interest and other	$10	$29	(66)%
Gross profit	10	29	(66)%

Segment operating expenses:
Equity in net loss of unconsolidated affiliates	32,501	1,439	2,159%
Segment operating loss	(32,491)	(1,410)	2,204%

Other segment expense	6	8	(25)%
Segment loss	$(32,497)	$(1,418)	2,192%
Segment loss was $32.5 million, a decrease of $31.1 million due to the net loss on our share of Cash Converters related to their non-cash goodwill impairment charge taken during the quarter ended March 31, 2023. Additionally, See "Part II, Item 1A — Risk Factors" of this Report. A decline in future operating results of Cash Converters, if any, resulting from the change of law could adversely affect our investment.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended March 31,		Percentage Change
(in thousands)	2023	2022

Segment contribution	$13,251	$37,152	(64)%
Corporate expenses (income):
General and administrative	15,609	12,227	28%
Depreciation and amortization	3,071	2,934	5%
(Gain) loss on sale or disposal of assets and other	—	(688)	*
Interest expense	3,390	2,527	34%
Interest income	(1,599)	—	*
Other expense	120	29	*
(Loss) income before income taxes	(7,340)	20,123	(136)%
Income tax (benefit) expense	(550)	5,236	(111)%
Net (loss) income	$(6,790)	$14,887	(146)%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution decreased $23.9 million or 64% over the prior year quarter primarily due to the decrease in Other Investments segment due to the net loss on our share of Cash Converters, offset by improved operating results of the U.S. Pawn and Latin America Pawn segments above.
General and administrative expense increased $3.4 million or 28%, primarily due to the impact related to the reversal of incentive compensation for the departed CEO in the prior period and to a lesser extent, an overall increase in incentive-based compensation.
Interest income increased $1.6 million, due primarily to our treasury management with increased market interest rates, and, to a lesser extent, loans to certain strategic investees.
Income tax expense decreased $5.8 million primarily due to a decrease in income before income taxes of $27.5 million this quarter compared to the prior year associated with the net loss on our share of Cash Converters, offset by the improved operating results within the U.S. Pawn segment and the Latin American Pawn segment.
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

Six Months Ended March 31, 2023 vs. Six Months Ended March 31, 2022
The tables below and discussion that follows should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Six Months Ended March 31,		Change
(in thousands)	2023	2022

Gross profit:
Pawn service charges	$139,255	$115,329	21%

Merchandise sales	227,054	202,142	12%
Merchandise sales gross profit	86,155	85,697	1%
Gross margin on merchandise sales	38%	42%	(400)bps

Jewelry scrapping sales	16,990	8,460	101%
Jewelry scrapping sales gross profit	2,224	1,687	32%
Gross margin on jewelry scrapping sales	13%	20%	(700)bps

Other revenues	57	46	24%
Gross profit	227,691	202,759	12%

Segment operating expenses:
Store expenses	145,250	129,181	12%
Depreciation and amortization	5,315	5,295	—%
Loss on sale or disposal of assets and other	84		*
Segment operating contribution	77,042	68,283	13%

Other segment (income) expense	(1)	—	*
Segment contribution	$77,043	$68,283	13%

Other data:
Average monthly ending pawn loan balance per store (a)	$312	$270	16%
Monthly average yield on pawn loans outstanding	14%	14%	—bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Pawn service charges increased 21% as a result of higher average PLO for the year.
Merchandise sales increased 12% compared to the prior year. Merchandise sales increase was driven primarily by our continued focus on customer engagement and pricing merchandise to maintain strong inventory turnover. Offsetting the sales increase, merchandise sales gross margin decreased 400 bps reflecting a return toward more normalized margins.
Store expenses increased 12%, primarily due to increased labor in-line with store activity, higher store count and expenses associated with our loyalty program.
Segment contribution increased $8.8 million, primarily due to the changes described above.

Latin America Pawn
The following table presents selected summary financial data our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Constant Currency and Same Store Financial Information” above.

	Six Months Ended March 31,
(in thousands)	2023 (GAAP)	2022 (GAAP)	Change (GAAP)	2023 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$46,368	$37,379	24%	$44,153	18%

Merchandise sales	89,240	69,134	29%	84,289	22%
Merchandise sales gross profit	27,923	20,222	38%	26,300	30%
Gross margin on merchandise sales	31%	29%	200bps	31%	200bps

Jewelry scrapping sales	3,719	4,174	(11)%	3,518	(16)%
Jewelry scrapping sales gross profit	(370)	367	(201)%	(343)	(193)%
Gross margin on jewelry scrapping sales	(10)%	9%	(1,900)bps	(10)%	(1,900)bps

Other revenues, net	35	240	*	32	*
Gross profit	73,956	58,208	27%	70,142	21%

Segment operating expenses:
Store expenses	56,822	43,333	31%	53,836	24%
Depreciation and amortization	4,547	3,871	17%	4,285	11%
Other	(2,465)	—	*	(2,336)	*
Segment operating contribution	15,052	11,004	37%	14,357	30%

Other segment income (a)	(473)	(241)	96%	(723)	200%
Segment contribution	$15,525	$11,245	38%	$15,080	34%

Other data:
Average monthly ending pawn loan balance per store (a)	$71	$60	18%	$71	18%
Monthly average yield on pawn loans outstanding	17%	16%	100bps	17%	100bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2023 Change (GAAP)	2023 Change (Constant Currency)
Same Store data:
PLO	19%	12%
PSC	22%	16%
Merchandise Sales	24%	17%
Merchandise Sales Gross Profit	56%	47%
Store Expenses	20%	14%
During the six months ended March 31, 2023, our Latin America pawn segment opened thirteen de novo stores.
PSC increased 24% to $46.4 million (18% to $44.2 million on a constant currency basis) as a result of higher average PLO for the year.
Merchandise sales increased 29% (22% on a constant currency basis) and 24% on a same store basis (17% on a constant currency basis). Merchandise sales increase was driven primarily by our continued focus on customer engagement, pricing merchandise to maintain strong inventory turnover and increase in stores. Merchandise sales gross margin increased 200 bps from 29% to 31% and on a constant currency basis, reflecting a return to more normalized margins.

Store expenses increased by 31% (24% on a constant currency basis) primarily due to higher store count and increased labor in-line with store activity. On a same-store basis, store expenses increased 20% (14% on a constant currency basis) due to rising labor costs resulting from growing transaction volume.
Segment contribution increased $4.3 million, or 38%, to $15.5 million. This increase was primarily due to the reversal of a contingent consideration liability in connection with a previously completed acquisition, which was recorded to "Other," and the changes in revenue and store expenses described above.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Six Months Ended March 31,		Change
(in thousands)	2023	2022

Gross profit:
Consumer loan fees, interest and other	32	72	(56)%
Gross profit	32	72	(56)%

Segment operating expenses:
Equity in net loss of unconsolidated affiliates	30,917	301	*
Segment operating loss	(30,885)	(229)	*

Other segment loss (income)	10	(4)	(350)%
Segment loss	$(30,895)	$(225)	*

*	Represents a percentage computation that is not mathematically meaningful.

Segment loss was $30.9 million, a decrease of $30.7 million from the prior-year six months ended March 31, 2022, primarily due to the net loss on our share of Cash Converters related to their non-cash goodwill impairment charge.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Six Months Ended March 31,		Percentage Change
(in thousands)	2023	2022

Segment contribution	$61,673	$79,303	(22)%
Corporate expenses (income):
General and administrative	31,088	27,772	12%
Depreciation and amortization	6,089	5,858	4%
(Gain) loss on sale or disposal of assets	—	(688)	*
Interest expense	9,580	4,958	93%
Interest income	(2,094)	(122)	*
Other (income) expense	(188)	55	(442)%
Income from continuing operations before income taxes	17,198	41,470	(59)%
Income tax expense	7,210	10,862	(34)%
Net income	$9,988	$30,608	(67)%

*	Represents a percentage computation that is not mathematically meaningful.

Segment contribution decreased $17.6 million or 22% over the prior year six months ended March 31, 2022, primarily due to the equity pickup of Cash Converters' net results partially offset by the improved operating results of the segments above.
General and administrative expenses increased $3.3 million or 12%, primarily due to the impact related to the reversal of incentive compensation for the departed CEO in the prior period and to a lesser extent, an overall increase in incentive-based compensation.
Interest expense increased $4.6 million, primarily driven by the net loss recorded on the partial extinguishments of the 2024 convertible notes and 2025 convertible notes, and higher average total debt outstanding at overall higher average effective interest rates due to the issuance of the 2029 convertible notes during December 2022. See Note 7: Debt to the consolidated financials for further discussion.
Income tax expense decreased $3.7 million, primarily due to a decrease in income before income taxes of $24.3 million for the six months ended March 31, 2022 compared to the same prior year six month period.
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

Liquidity and Capital Resources
Cash and Cash Equivalents
Our cash and equivalents balance was $243.1 million at March 31, 2023 compared to $206.0 million at September 30, 2022. At March 31, 2023, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.

Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Six Months Ended March 31,		Percentage Change
(in thousands)	2023	2022

Net cash provided by operating activities	$46,827	$30,575	53%
Net cash used in investing activities	(40,649)	(31,887)	27%
Net cash provided by (used in) financing activities	29,976	(792)	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,056	2,157	(51)%
Net increase in cash, cash equivalents and restricted cash	$37,210	$53	*

*	Represents a percentage computation that is not mathematically meaningful.

The increase in cash flows provided by operating activities year-over-year was primarily due to an increase in net income (when considering adjustments for non-cash items affecting net income) as well as changes in working capital primarily related to the timing of payments of accounts payable.
The $8.8 million increase in cash flows used in investing activities year-over-year was primarily due to $24.5 million higher outgoing cash flows used to fund acquisitions and strategic investments and an increase of $18.5 million in net pawn lending, partially offset by an $42.2 million increase in the sale of forfeited collateral. Of the $24.5 million increase year-over-year used to fund other investments, the largest amount is $15.0 million related to a note receivable from Founders, as discussed in Note 5: Strategic Investments in Part I, Item 1 - Notes to Interim Condensed Consolidated Financial Statements.
The $30.8 million increase in cash flows provided by financing activities was primarily related to the December 2022 financing of the 2029 Convertible Notes, in which we issued $230.0 million (less issuance costs) principal amount of 3.750% Convertible Senior Notes Due 2029 offset by the extinguishment of approximately $109.4 million aggregate principal amount of our 2024 Convertible Notes for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of our 2025 Convertible Notes for approximately $62.9 million plus accrued interest. In addition, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase 578,703 shares of our Class A common stock from purchasers of the notes in privately negotiated transactions.
The net effect of these changes was a $37.2 million increase in cash on hand during the current year to date period, resulting in a $251.6 million ending cash and restricted cash balance.
Sources and Uses of Cash
In December 2022, we issued $230.0 million aggregate principal amount of 2029 Convertible Notes. In conjunction with the issuance of the 2029 Convertible Notes, we extinguished approximately $109.4 million aggregate principal amount of our 2024 Convertible Notes for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of our 2025 Convertible Notes for approximately $62.9 million plus accrued interest. In addition, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase 578,703 shares of our Class A common stock from purchasers of the notes in privately negotiated transactions. See Note 7 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements". The shares repurchased in conjunction with the transactions discussed above were authorized separately from, and not considered part of, the publicly announced share repurchase program referred to below.
On May 3, 2022, our Board authorized the repurchase of up to $50 million of our Class A Common Stock over three years. As of March 31, 2023, we have repurchased 929,336 shares of our Class A Common Stock under the program for $8.0 million. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
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

The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. See Note 8 of Notes to Interim Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements."
We anticipate that cash flows from operations and cash on hand will be adequate to fund ongoing operations, debt service requirements, tax payments, any future stock repurchases, strategic investments, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through fiscal 2023. We continue to explore acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Depending on the level of acquisition activity and other factors, our ability to repay our longer-term debt obligations, including the convertible debt maturing in 2024, 2025 and 2029, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Our principal executive officer and principal financial officer have concluded that as of March 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
A recent law change in Australia could adversely impact Cash Converters’ business
In December 2022, the Australian Parliament passed the Financial Sector Reform Bill 2022, which establishes lending limits on small amount credit contracts. The bill becomes effective in June 2023, and could adversely impact the financial position or results of operations of Cash Converters, in which the Company has an equity investment. Cash Converters recognized a one-time, non-cash impairment expense of AUD$110.5 million against goodwill in their financial statements for the period ended December 31, 2022 and, based upon our 43.7% ownership of Cash Converters, after translation to USD, we recorded a $32.5 million equity method loss during the quarter. A decline in the operating results of Cash Converters, if any, resulting from the change of law could adversely affect our investment.

ITEM 2. Unregistered Sale of Equity Security and Use of Proceeds
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended March 31, 2023.

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
	(in thousands, except number of shares and average price information)
January 1, 2023 through January 31, 2023	218,905	$8.86	218,905	$44,001
February 1, 2023 through February 28, 2023	83,228	$9.02	83,228	$43,250
March 1, 2023 through March 31, 2023	146,198	$8.54	146,198	$42,001
Quarter ended March 31, 2023	448,331	$8.79	448,331	$42,001

(1)	On May 3, 2022, the Board of Directors approved a share repurchase program, under which we are authorized to repurchase up to $50 million of our Class A Non-Voting common shares over a three-year period. All repurchases under this program were in open market transactions at prevailing market prices and were executed pursuant to a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.

ITEM 6. EXHIBITS
The following exhibits are filed with, or incorporated by reference into, this report.

		Incorporated by Reference				Filed Herewith
Exhibit	Description of Exhibit	Form	File No.	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data files because the XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					x
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					x
104	Cover Page Interactive Data File in Inline XBRL format (contained in Exhibit 101)
_____________________________

†	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	May 3, 2023	/s/Timothy K. Jugmans
Timothy K. Jugmans, Chief Financial Officer