Form 10-Q
period 2023-06-30
EZCORP INC
filed 2023-08-02
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023 or

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
As of July 31, 2023, 52,101,579 shares of the registrant’s Class A Non-voting Common Stock ("Class A Common Stock"), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	June 30, 2023	June 30, 2022	September 30, 2022
Assets:
Current assets:
Cash and cash equivalents	$237,974	$222,342	$206,028
Restricted cash	8,549	8,614	8,341
Pawn loans	229,379	204,155	210,009
Pawn service charges receivable, net	34,959	32,000	33,476
Inventory, net	154,944	132,713	151,615
Prepaid expenses and other current assets	44,925	29,822	34,694
Total current assets	710,730	629,646	644,163
Investments in unconsolidated affiliates	10,247	43,384	37,733
Other investments	39,220	18,000	24,220
Property and equipment, net	61,849	51,505	56,725
Right-of-use asset, net	243,100	217,506	221,405
Goodwill	302,120	286,798	286,828
Intangible assets, net	60,009	61,017	56,819
Notes receivable, net	—	1,207	1,215
Deferred tax asset, net	19,610	15,773	12,145
Other assets	10,793	5,991	6,625
Total assets	$1,457,678	$1,330,827	$1,347,878

Liabilities and equity:
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$74,458	$76,566	$84,509
Customer layaway deposits	18,595	14,927	16,023
Operating lease liabilities, current	56,919	53,358	52,334
Total current liabilities	149,972	144,851	152,866
Long-term debt, net	359,686	312,521	312,903
Deferred tax liability, net	349	307	373
Operating lease liabilities	197,499	175,489	180,756
Other long-term liabilities	11,130	11,905	8,749
Total liabilities	718,636	645,073	655,647
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $0.01 per share; shares authorized: 100 million; issued and outstanding: 52,214,761 as of June 30, 2023; 53,685,333 as of June 30, 2022; and 53,454,885 as of September 30, 2022	522	537	534
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	344,857	343,763	345,330
Retained earnings	422,549	396,461	402,006
Accumulated other comprehensive loss	(28,916)	(55,037)	(55,669)
Total equity	739,042	685,754	692,231
Total liabilities and equity	$1,457,678	$1,330,827	$1,347,878

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amount)	2023	2022	2023	2022

Revenues:
Merchandise sales	$147,980	$128,334	$464,274	$399,610
Jewelry scrapping sales	13,931	7,168	34,640	19,802
Pawn service charges	93,819	80,291	279,442	232,999
Other revenues, net	82	49	206	407
Total revenues	255,812	215,842	778,562	652,818
Merchandise cost of goods sold	95,069	80,167	297,285	245,524
Jewelry scrapping cost of goods sold	11,958	6,167	30,813	16,747
Gross profit	148,785	129,508	450,464	390,547
Operating expenses:
Store expenses	104,932	89,430	307,004	261,944
General and administrative	17,876	18,715	48,961	46,487
Depreciation and amortization	8,026	7,746	23,977	22,770
(Gain) loss on sale or disposal of assets	(29)	—	28	(692)
Other	(2,632)	—	(5,097)	—
Total operating expenses	128,173	115,891	374,873	330,509
Operating income	20,612	13,617	75,591	60,038
Interest expense	3,414	2,693	12,994	7,651
Interest income	(2,584)	(190)	(5,146)	(749)
Equity in net (income) loss of unconsolidated affiliates	(1,523)	(1,758)	29,394	(1,457)
Other (income) expense	(5)	(210)	(159)	41
Income before income taxes	21,310	13,082	38,508	54,552
Income tax expense	3,088	867	10,298	11,729
Net income	$18,222	$12,215	$28,210	$42,823

Basic earnings per share	$0.33	$0.22	$0.51	$0.76
Diluted earnings per share	$0.24	$0.17	$0.38	$0.59

Weighted-average basic shares outstanding	55,367	56,656	55,776	56,465
Weighted-average diluted shares outstanding	86,825	82,504	79,559	82,349
See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Net income	$18,222	$12,215	$28,210	$42,823
Other comprehensive income:
Foreign currency translation adjustment, net of tax	8,101	(3,327)	26,753	3,378
Comprehensive income	$26,323	$8,888	$54,963	$46,201
See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2022	56,425	$564	$345,330	$402,006	$(55,669)	$692,231
Stock compensation	—	—	1,886	—	—	1,886
Transfer of equity consideration for acquisition	10	—	99	—	—	99
Release of restricted stock, net of shares withheld for taxes	235	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(1,138)	—	—	(1,138)
Foreign currency translation gain	—	—	—	—	2,504	2,504
Purchase and retirement of treasury stock	(822)	(7)	(3,165)	(3,855)	—	(7,027)
Net income	—	—	—	16,778	—	16,778
Balances as of December 31, 2022	55,848	$559	$343,012	$414,929	$(53,165)	$705,335
Stock compensation	—	—	1,855	—	—	1,855
Release of restricted stock, net of shares withheld for taxes	132	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	(1)	—	(11)	—	—	(11)
Foreign currency translation gain	—	—	—	—	16,148	16,148
Purchase and retirement of treasury stock	(448)	(5)	(1,768)	(2,178)	—	(3,951)
Net loss	—	—	—	(6,790)	—	(6,790)
Balances as of March 31, 2023	55,531	$556	$343,088	$405,961	$(37,017)	$712,588
Stock compensation	—	—	3,135	—	—	3,135
Foreign currency translation gain	—	—	—	—	8,101	8,101
Purchase and retirement of treasury stock	(346)	(4)	(1,366)	(1,634)	—	(3,004)
Net income	—	—	—	18,222	—	18,222
Balances as of June 30, 2023	55,185	$552	$344,857	$422,549	$(28,916)	$739,042

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2021	56,057	$560	$403,312	$326,781	$(58,415)	$672,238
Stock compensation	—	—	1,698	—	—	1,698
Release of restricted stock, net of shares withheld for taxes	257	3	—	—	—	3
Taxes paid related to net share settlement of equity awards	—	—	(792)	—	—	(792)
Cumulative effect of adoption of ASU 2020-06	—	—	(64,263)	26,857	—	(37,406)
Foreign currency translation gain	—	—	—	—	3,039	3,039
Net income	—	—	—	15,721	—	15,721
Balances as of December 31, 2021	56,314	$563	$339,955	$369,359	$(55,376)	$654,501
Stock compensation	—	—	460	—	—	460
Transfer of consideration for other investment	213	2	1,498	—	—	1,500
Release of restricted stock, net of shares withheld for taxes	129	2	—	—	—	2
Foreign currency translation gain	—	—	—	—	3,666	3,666
Net income	—	—	—	14,887	—	14,887
Balances as of March 31, 2022	56,656	$567	$341,913	$384,246	$(51,710)	$675,016
Stock compensation	—	—	1,850	—	—	1,850
Foreign currency translation loss	—	—	—	—	(3,327)	(3,327)
Net income	—	—	—	12,215	—	12,215
Balances as of June 30, 2022	56,656	$567	$343,763	$396,461	$(55,037)	$685,754

See accompanying notes to unaudited interim condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2023	2022

Operating activities:
Net income	$28,210	$42,823
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	23,977	22,770
Amortization of debt discount and deferred financing costs	1,135	1,051
Non-cash lease expense	41,752	39,061
Deferred income taxes	(7,489)	475
Other adjustments	(4,894)	(734)
Provision for inventory reserve	(160)	(2,096)
Stock compensation expense	6,876	4,008
Equity in net loss of unconsolidated affiliates	29,394	(1,457)
Net loss on extinguishment of debt	3,545	—
Changes in operating assets and liabilities, net of acquisitions:
Service charges and fees receivable	(316)	(2,949)
Inventory	(5,501)	(7,837)
Prepaid expenses, other current assets and other assets	(2,750)	2,025
Accounts payable, accrued expenses and other liabilities	(53,018)	(53,209)
Customer layaway deposits	1,036	2,265
Income taxes	8,923	(1,068)
Dividends from unconsolidated affiliates	3,589	3,366
Net cash provided by operating activities	74,309	48,494
Investing activities:
Loans made	(592,689)	(524,965)
Loans repaid	343,886	295,823
Recovery of pawn loan principal through sale of forfeited collateral	251,608	191,082
Capital expenditures, net	(27,751)	(18,100)
Acquisitions, net of cash acquired	(12,968)	(1,850)
Issuance of notes receivable	(15,500)	(1,000)
Investment in unconsolidated affiliates	(2,133)	(6,079)
Investment in other investments	(15,000)	(16,500)
Net cash used in investing activities	(70,547)	(81,589)
Financing activities:
Taxes paid related to net share settlement of equity awards	(1,149)	(792)
Proceeds from issuance of debt	230,000	—
Debt issuance cost	(7,458)	—
Cash paid on extinguishment of debt	(1,951)	—
Payments on debt	(178,488)	—
Repurchase of common stock	(13,982)	—
Net cash provided by (used in) financing activities	26,972	(792)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,420	1,219
Net increase (decrease) in cash, cash equivalents and restricted cash	32,154	(32,668)
Cash, cash equivalents and restricted cash at beginning of period	214,369	263,624
Cash, cash equivalents and restricted cash at end of period	$246,523	$230,956
See accompanying notes to unaudited interim condensed consolidated financial statements

Notes to Interim Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
EZCORP, Inc. (collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”) is a provider of pawn loans in the United States (“U.S.”) and Latin America. Pawn loans are non-recourse loans collateralized by tangible property. We also sell merchandise, primarily collateral forfeited from pawn lending operations and pre-owned merchandise purchased from customers.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended September 30, 2022, filed with the Securities and Exchange Commission (“SEC”) on November 16, 2022 (“2022 Annual Report”).
In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Financial results for the three and nine-month periods ended June 30, 2023, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2023 or any other period due, in part, to seasonal variations. There have been no changes that have had a material impact in significant accounting policies as described in our 2022 Annual Report.
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

NOTE 2: GOODWILL
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

	Nine Months Ended June 30, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2022	$245,503	$41,325	$286,828
Acquisitions	9,468	—	9,468
Effect of foreign currency translation changes	—	5,824	5,824
Balances as of June 30, 2023	$254,971	$47,149	$302,120

	Nine Months Ended June 30, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2021	$244,471	$41,287	$285,758
Acquisitions	1,032	—	1,032
Measurement period adjustments	—	(678)	(678)
Effect of foreign currency translation changes	—	686	686
Balances as of June 30, 2022	$245,503	$41,295	$286,798
During the first quarter of fiscal 2023, we acquired nine pawn stores located in Houston, Texas and one luxury pawn store in Las Vegas, Nevada for total cash consideration of $13.0 million, inclusive of all ancillary arrangements, of which $9.5 million was recorded as goodwill. These acquisitions expand our position in these strategic markets, and the luxury pawn transaction expands our offerings by providing a dedicated and targeted focus on higher-end products. These acquisitions were immaterial, individually and in the aggregate, and we have therefore omitted or aggregated certain disclosures.

NOTE 3: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022

Basic earnings per common share:
Net income - basic	$18,222	$12,215	$28,210	$42,823
Weighted shares outstanding - basic	55,367	56,656	55,776	56,465
Basic earnings per common share	$0.33	$0.22	$0.51	$0.76

Diluted earnings per common share:
Net income - basic	$18,222	$12,215	$28,210	$42,823
Add: Convertible Notes interest expense, net of tax*	2,644	1,868	1,885	5,598
Net income - diluted	$20,866	$14,083	$30,095	$48,421
Weighted shares outstanding - basic	55,367	56,656	55,776	56,465
Equity-based compensation awards - effect of dilution**	1,041	624	1,058	660
Convertible Notes - effect of dilution	30,417	25,224	22,725	25,224
Weighted shares outstanding - diluted	86,825	82,504	79,559	82,349
Diluted earnings per common share	$0.24	$0.17	$0.38	$0.59

Potential common shares excluded from the calculation of diluted earnings per common share above:
Convertible Notes***	—	—	6,323	—
Restricted stock****	1,705	1,825	1,728	2,066
Total	1,705	1,825	8,051	2,066
*    The nine months ended June 30, 2023 includes $5.4 million gain on the partial extinguishment of debt, associated with the 2025 Convertible Notes, which was recorded to “Interest expense” in the Company’s condensed consolidated statement of operations. See Note 7: Debt for additional information.
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

NOTE 4: LEASES
We determine if a contract contains a lease at inception. Our lease portfolio consists primarily of operating leases for pawn store locations and corporate offices with lease terms ranging from three to ten years and finance leases for vehicles with lease terms of five years.
The table below presents balances of our lease assets and liabilities and their balance sheet locations for both operating and financing leases:

(in thousands)	Balance Sheet Location	June 30, 2023	June 30, 2022	September 30, 2022
Lease assets:
Operating lease right-of-use assets	Right-of-use assets, net	$243,100	$217,506	$221,405
Financing lease assets	Other assets	2,076	—	181
Total lease assets		$245,176	$217,506	$221,586

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$56,919	$53,358	$52,334
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	472	—	37
Total current lease liabilities		$57,391	$53,358	$52,371

Non-current:
Operating lease liabilities	Operating lease liabilities	$197,499	$175,489	$180,756
Financing lease liabilities	Other long-term liabilities	1,645	—	148
Total non-current lease liabilities		$199,144	$175,489	$180,904
Total lease liabilities		$256,535	$228,847	$233,275
The table below provides major components of our lease costs:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022

Operating lease cost:
Operating lease cost *	$18,701	$17,264	$54,219	$50,415
Variable lease cost	4,188	3,824	12,068	11,200
Total operating lease cost	$22,889	$21,088	$66,287	$61,615

Financing lease cost:
Amortization of financing lease assets	$106	$—	$180	$—
Interest on financing lease liabilities	47	—	82	—
Total financing lease cost	$153	$—	$262	$—
Total lease cost	$23,042	$21,088	$66,549	$61,615

* Includes a reduction for sublease rental income of $1.0 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively, and $2.8 million and $2.6 million for the nine months ended June 30, 2023 and 2022, respectively.
Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in “Store” and “General and Administrative” expense, based on the underlying lease use. Cash paid for operating leases was $19.5 million and $18.4 million for the three months ended June 30, 2023 and 2022, respectively, and $56.9 million and $54.0 million for the nine months ended June 30, 2023 and 2022, respectively.

The weighted-average term and discount rates for leases are as follows:

	Nine Months Ended June 30,
	2023	2022

Weighted-average remaining lease term (years):
Operating leases	5.11	5.14
Financing leases	3.88	N/A

Weighted-average discount rate:
Operating leases	8.52%	8.20%
Financing leases	11.14%	N/A

As of June 30, 2023, maturities of lease liabilities under ASC 842 by fiscal year were as follows:

(in thousands)	Operating Leases	Financing Leases
Remaining 2023	$19,064	$171
Fiscal 2024	74,063	685
Fiscal 2025	64,559	685
Fiscal 2026	53,543	685
Fiscal 2027	39,921	384
Thereafter	61,874	—
Total lease liabilities	$313,024	$2,610
Less: portion representing imputed interest	58,606	493
Total net lease liabilities	$254,418	$2,117
Less: current portion	56,919	472
Total long term net lease liabilities	$197,499	$1,645

We recorded $55.2 million and $55.3 million in non-cash additions to our operating right-of-use assets and lease liabilities for the nine months ended June 30, 2023 and June 30, 2022, respectively. We recorded $2.1 million in non-cash additions to our finance right-of-use assets and leases liabilities for the nine months ended June 30, 2023.

NOTE 5: STRATEGIC INVESTMENTS
Cash Converters International Limited
The following table presents the Company’s ownership in Cash Converters International Limited (“Cash Converters”) for the periods presented:

Date of purchase	Purchase amount (in thousands)	Shares purchased	Shares owned	Ownership percentage
October 1, 2021	$2,500	13,000,000	236,702,991	37.7%
March 10, 2022	$1,000	5,500,000	242,239,157	38.6%
April 5, 2022	$2,500	13,000,000	255,239,157	40.7%
September 15, 2022	$900	5,700,000	260,939,157	41.6%
November 2, 2022	$2,100	13,000,000	273,939,157	43.7%
In October 2021, April 2022, November 2022 and April 2023, we received cash dividends of $1.7 million, $1.7 million, $1.8 million and $1.8 million, respectively, from Cash Converters.
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
During the three and nine months ended June 30, 2023, we recorded our share of income of $1.5 million and a $29.4 million loss on our share of losses from Cash Converters, respectively, included in “Equity in net (income) loss of unconsolidated affiliates” in the condensed consolidated statements of operations. For the nine months ended June 30, 2023, the $29.4 million loss includes $32.4 million of our share of their non-cash goodwill impairment charge.
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

We have an interest in Founders, a variable interest entity, but because the Company is not the primary beneficiary, we do not consolidate Founders. Further, as we are not the appointed manager, we do not have the ability to direct the activities of the investment entity that most significantly impact its economic performance. Consequently, our equity investment in Founders is accounted for utilizing the measurement alternative within Accounting Standards Codification (“ASC”) 321, Investments — Equity Securities. Our $30.0 million carrying value of the investment and $15.0 million Demand Promissory Note are included in “Other investments” and “Prepaid expenses and other current assets” in our consolidated balance sheets, respectively. Our maximum exposure for losses related to our investment in Founders is our $30.0 million equity investment and $15.0 million Demand Promissory Note plus accrued and unpaid interest.
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

	Carrying Value	Estimated Fair Value
	June 30, 2023	June 30, 2023	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,242	$1,242	$—	$—	$1,242
12.00% promissory note receivable from Founders	16,050	16,050	—	—	16,050
Investments in unconsolidated affiliates	10,247	41,367	41,367	—	—
Other investments	39,220	39,220	—	—	39,220
Financial liabilities:
2024 Convertible Notes	$34,223	$36,126	$—	$36,126	$—
2025 Convertible Notes	102,433	94,586	—	94,586	—
2029 Convertible Notes	223,030	228,294	—	228,294	—

	Carrying Value	Estimated Fair Value
	June 30, 2022	June 30, 2022	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,207	$1,207	$—	$—	$1,207
Investments in unconsolidated affiliates	43,384	47,973	41,342	—	6,631
Other investments	18,000	18,000		—	18,000
Financial liabilities:
2024 Convertible Notes	$142,404	$143,951	$—	$143,951	$—
2025 Convertible Notes	170,117	144,555	—	144,555	—

	Carrying Value	Estimated Fair Value
	September 30, 2022	September 30, 2022	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,215	$1,215	$—	$—	$1,215
Investments in unconsolidated affiliates	37,733	40,279	40,279	—	—
Other investments	24,220	24,220	—	—	24,220
Financial liabilities:
2024 Convertible Notes	$142,575	$157,727	$—	$157,727	$—
2025 Convertible Notes	170,328	147,488	—	147,488	—
Due to the short-term nature of cash and cash equivalents, pawn loans and pawn service charges receivable, we estimate that the carrying value approximates fair value. We consider our cash and cash equivalents, including money market accounts, to be measured using Level 1 inputs and our pawn loans, pawn service charges receivable and other debt to be measured using Level 3 inputs. Significant increases or decreases in the underlying assumptions used to value pawn loans, pawn service charges receivable, fees and interest receivable and other debt could significantly increase or decrease these fair value estimates.
The Company remeasures its acquisition-related contingent obligation associated with the acquisition in June 2021 of PLO del Bajio S. de R.S. de C.V., which owned stores operating under the name “Cash Apoyo Efectivo,” at the end of each reporting period. This remeasurement resulted in a $2.6 million and $5.1 million reduction of the obligation with an offset recorded to “Other” as an operating item in our condensed consolidated statements of operations during the three and nine months ended June 30, 2023, respectively. There is no remaining obligation in our Consolidated Balance Sheet as of June 30, 2023. The key assumptions used to determine the fair value of acquisition-related contingent consideration are estimated by management, not observable in the market and, therefore, considered Level 3 inputs within the fair value hierarchy.

In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024. The fair value of the note approximated its carrying value as of June 30, 2023.
In December 2022, we loaned $15.0 million to Founders in exchange for a Demand Promissory Note secured by the common interest in Founders held by the other member. The note bears interest at the rate of 12.00% per annum, and all principal and accrued interest is due on demand. The fair value of the note approximated its carrying value as of June 30, 2023.
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
The $39.2 million in “Other investments” as of June 30, 2023, includes $30.0 million related to our investment in Founders and $6.2 million related to our investment in Rich Data Corporation (“RDC”). We believe the investment’s fair value approximated its carrying value although such fair value is highly variable and includes significant unobservable inputs. The $18.0 million “Other investments” as of June 30, 2022, includes $15.0 million related to our investment in Founders.
We determined the fair value of the 2024, 2025 and 2029 Convertible Notes using quoted price inputs. The notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.
NOTE 7: DEBT
The following table presents the Company's debt instruments outstanding:

	June 30, 2023			June 30, 2022			September 30, 2022
(in thousands)	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount

2029 Convertible Notes	$230,000	$(6,970)	$223,030	$—	$—	$—	$—	$—	$—
2025 Convertible Notes	103,373	(940)	102,433	172,500	(2,383)	170,117	172,500	(2,172)	170,328
2024 Convertible Notes	34,389	(166)	34,223	143,750	(1,346)	142,404	143,750	(1,175)	142,575
Total long-term debt	$367,762	$(8,076)	$359,686	$316,250	$(3,729)	$312,521	$316,250	$(3,347)	$312,903
The following table presents the Company’s contractual maturities related to the debt instruments as of June 30, 2023:

	Schedule of Contractual Maturities
(in thousands)	2029 Convertible Notes	2025 Convertible Notes	2024 Convertible Notes	Total

Remaining 2023	$—	$—	$—	$—
Fiscal 2024	—	—	34,389	34,389
Fiscal 2025	—	103,373	—	103,373
Fiscal 2026	—	—	—	—
Fiscal 2027	—	—	—	—
Thereafter	230,000	—	—	230,000
Total long-term debt	$230,000	$103,373	$34,389	$367,762

The following table presents the Company’s interest expense related to the Convertible Notes for the three and nine months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2023	2022	2023	2022

2029 Convertible Notes:
Contractual interest expense	$2,157	$—	$4,744	$—
Amortization of deferred financing costs	239	—	488	—
Total interest expense	$2,396	$—	$5,232	$—

2025 Convertible Notes:
Contractual interest expense	$614	$1,025	$2,170	$3,073
Amortization of deferred financing costs	121	197	429	586
Gain on extinguishment	—	—	(5,389)	—
Total interest expense	$735	$1,222	$(2,790)	$3,659

2024 Convertible Notes:
Contractual interest expense	$247	$1,033	$1,370	$3,099
Amortization of deferred financing costs	39	156	218	465
Loss on extinguishment	—	—	8,935	—
Total interest expense	$286	$1,189	$10,523	$3,564

3.750% Convertible Senior Notes Due 2029
In December 2022, we issued $230.0 million aggregate principal amount of 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”), for which $230.0 million remains outstanding as of June 30, 2023. The 2029 Convertible Notes were issued pursuant to an indenture dated December 12, 2022 (the “2022 Indenture”) by and between the Company and Truist Bank, as trustee. The 2029 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2029 Convertible Notes pay interest semi-annually in arrears at a rate of 3.750% per annum on June 15 and December 15 of each year, commencing June 15, 2023, and mature on December 15, 2029 (the “2029 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2029 Convertible Notes will be entitled to receive cash equal to the principal of the 2029 Convertible Notes plus accrued interest.
The effective interest rate for the three and nine months ended June 30, 2023 was approximately 4.28%. As of June 30, 2023, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2029 Maturity Date assuming no early conversion.
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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of June 30, 2023. As of June 30, 2023, the if-converted value of the 2029 Convertible Notes did not exceed the principal amount.
Note Repurchases
In December 2022, the Company repurchased approximately $109.4 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 for approximately $62.9 million plus accrued interest and recognized a $3.5 million loss on extinguishment of debt recorded to “Interest expense” in the Company’s condensed consolidated statement of operations.
2.375% 2025 Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”), for which $103.4 million remains outstanding as of June 30, 2023. The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the “2018 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2018 Indenture. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the “2025 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date.
The effective interest rate for the three and nine months ended June 30, 2023 was approximately 2.88% for the 2025 Convertible Notes. As of June 30, 2023, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2025 Maturity Date assuming no early conversion.
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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of June 30, 2023. As of June 30, 2023, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.

2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”), for which $34.4 million remains outstanding as of June 30, 2023. The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the “2017 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2017 Indenture. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the “2024 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2024 Convertible Notes will be entitled to receive cash equal to the principal of the 2024 Convertible Notes plus accrued interest.
The effective interest rate for the three and nine months ended June 30, 2023 was approximately 3.35%. As of June 30, 2023, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2024 Maturity Date assuming no early conversion.
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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of June 30, 2023. As of June 30, 2023, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
NOTE 8: COMMON STOCK AND STOCK COMPENSATION
Common Stock Repurchase Program
On May 3, 2022, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50 million of our Class A Common Stock over three years (the “Common Stock Repurchase Program”). Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. As of June 30, 2023, the Company has repurchased and retired 1,275,646 shares of our Class A Common Stock for $11.0 million under the Common Stock Repurchase Program, of which $3.0 million was repurchased during the quarter ended June 30, 2023. The repurchase amount is allocated between “Additional paid-in capital” and “Retained earnings” in our condensed consolidated balance sheets.

Other Common Stock Repurchases
During December 2022, the Company used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase for cash 578,703 shares of its Class A common stock from purchasers of the notes in privately negotiated transactions. Such transactions were authorized separately from, and not considered a part of, the publicly announced share repurchase program discussed above. The repurchase amount is allocated between “Additional paid-in capital” and “Retained earnings” in our condensed consolidated balance sheets.
Stock Compensation
We maintain a Board-approved incentive plan to retain the services of our valued officers, directors and employees and to incentivize such persons to make contributions to our company and motivate excellent performance (the “Incentive Plan”). Under the Incentive Plan, we grant awards of restricted stock or restricted stock units to employees and non-employee directors. Awards granted to employees are typically subject to performance and service conditions. Awards granted to non-employee directors are time-based awards subject only to service conditions. Awards granted under the Incentive Plan are measured at the grant date fair value with compensation costs associated with the awards recognized over the requisite service period, usually the vesting period, on a straight-line basis.
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2022	2,113,323	$5.88
Granted	1,008,180	7.82
Released (a)	(480,238)	4.86
Cancelled	(78,029)	6.70
Outstanding as of June 30, 2023	2,563,236	$6.81
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
On October 14, 2021, Andrew Kowlessar filed an action in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida styled Andrew Kowlessar, individually and on behalf of all others similarly situated vs. EZCORP, Inc. d/b/a Value Pawn & Jewelry. The matter subsequently was amended and removed to the United States District Court of the Southern District of Florida as Andrew Kowlessar, individually and on behalf of all others similarly situated vs. EZPAWN Florida, Inc. d/b/a Value Pawn & Jewelry. In May 2022, the federal court action was dismissed and the case was refiled in the Circuit Court of the Eleventh Judicial Circuit in and for Miami-Dade County, Florida. The complaint, brought under Section 501.059, Florida Statutes, the Florida Telephone Solicitation Act (“Act”), alleges certain text messages were sent in violation of the Act. On June 16, 2022, the parties agreed to a settlement of all asserted claims and entered into a Settlement Agreement and Release, which was approved by the court on October 24, 2022. The Company recorded a $2.0 million charge during the quarter ended June 30, 2022, the final payment of which was made on April 21, 2023 to the third party claims administrator for disbursement in final satisfaction of claims and related costs.

NOTE 10: SEGMENT INFORMATION
Our operations are primarily managed on a geographical basis and are comprised of three reportable segments. The factors for determining our reportable segments include the manner in which our chief operating decision maker evaluates performance for purposes of allocating resources and assessing performance.
We currently report our segments as follows:
•U.S. Pawn — all pawn activities in the United States;
•Latin America Pawn — all pawn activities in Mexico and other parts of Latin America; and
•Other Investments — primarily our equity interest in the net income (loss) of Cash Converters along with our investment in Founders and RDC.
There are no inter-segment revenues presented below, and the amounts below were determined in accordance with the same accounting principles used in our condensed consolidated financial statements.
The following tables present revenue for each reportable segment, disaggregated revenue within our three reportable segments and Corporate, segment profits and segment contribution.

	Three Months Ended June 30, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$102,177	$45,803	$—	$147,980	$—	$147,980
Jewelry scrapping sales	13,098	833	—	13,931	—	13,931
Pawn service charges	68,790	25,029	—	93,819	—	93,819
Other revenues	27	40	15	82	—	82
Total revenues	184,092	71,705	15	255,812	—	255,812
Merchandise cost of goods sold	62,799	32,270	—	95,069	—	95,069
Jewelry scrapping cost of goods sold	11,101	857	—	11,958	—	11,958
Gross profit	110,192	38,578	15	148,785	—	148,785
Segment and corporate expenses (income):
Store expenses	75,389	29,543	—	104,932	—	104,932
General and administrative	—	—	—	—	17,876	17,876
Depreciation and amortization	2,505	2,303	—	4,808	3,218	8,026
Gain on sale or disposal of assets	—	(29)	—	(29)	—	(29)
Other	—	(2,632)	—	(2,632)	—	(2,632)
Interest expense	—	—	—	—	3,414	3,414
Interest income	(1)	(256)	—	(257)	(2,327)	(2,584)
Equity in net income of unconsolidated affiliates	—	—	(1,523)	(1,523)	—	(1,523)
Other (income) expense	—	(65)	10	(55)	50	(5)
Segment contribution	$32,299	$9,714	$1,528	$43,541
Income (loss) before income taxes				$43,541	$(22,231)	$21,310

	Three Months Ended June 30, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$94,005	$34,329	$—	$128,334	$—	$128,334
Jewelry scrapping sales	5,404	1,764	—	7,168	—	7,168
Pawn service charges	59,322	20,969	—	80,291	—	80,291
Other revenues	21	7	21	49	—	49
Total revenues	158,752	57,069	21	215,842	—	215,842
Merchandise cost of goods sold	55,885	24,282	—	80,167	—	80,167
Jewelry scrapping cost of goods sold	4,506	1,661	—	6,167	—	6,167
Gross profit	98,361	31,126	21	129,508	—	129,508
Segment and corporate expenses (income):
Store expenses	66,036	23,394	—	89,430	—	89,430
General and administrative	—	—	—	—	18,715	18,715
Depreciation and amortization	2,572	1,987	—	4,559	3,187	7,746
Interest expense	—	—	—	—	2,693	2,693
Interest income	(1)	(189)	—	(190)	—	(190)
Equity in net income of unconsolidated affiliates	—	—	(1,758)	(1,758)	—	(1,758)
Other (income) expense	—	(163)	19	(144)	(66)	(210)
Segment contribution	$29,754	$6,097	$1,760	$37,611
Income (loss) before income taxes				$37,611	$(24,529)	$13,082

	Nine Months Ended June 30, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$329,231	$135,043	$—	$464,274	$—	$464,274
Jewelry scrapping sales	30,088	4,552	—	34,640	—	34,640
Pawn service charges	208,045	71,397	—	279,442	—	279,442
Other revenues	84	75	47	206	—	206
Total revenues	567,448	211,067	47	778,562	—	778,562
Merchandise cost of goods sold	203,698	93,587	—	297,285	—	297,285
Jewelry scrapping cost of goods sold	25,867	4,946	—	30,813	—	30,813
Gross profit	337,883	112,534	47	450,464	—	450,464
Segment and corporate expenses (income):
Store expenses	220,639	86,365	—	307,004	—	307,004
General and administrative	—	(3)	—	(3)	48,964	48,961
Depreciation and amortization	7,820	6,850	—	14,670	9,307	23,977
Loss (gain) on sale or disposal of assets	84	(56)	—	28	—	28
Other	—	(5,097)	—	(5,097)	—	(5,097)
Interest expense	—	—	—	—	12,994	12,994
Interest income	(2)	(723)	—	(725)	(4,421)	(5,146)
Equity in net loss of unconsolidated affiliates	—	—	29,394	29,394	—	29,394
Other (income) expense	—	(41)	20	(21)	(138)	(159)
Segment contribution (loss)	$109,342	$25,239	$(29,367)	$105,214
Income (loss) before income taxes				$105,214	$(66,706)	$38,508

	Nine Months Ended June 30, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$296,147	$103,463	$—	$399,610	$—	$399,610
Jewelry scrapping sales	13,864	5,938	—	19,802	—	19,802
Pawn service charges	174,651	58,348	—	232,999	—	232,999
Other revenues	67	247	93	407	—	407
Total revenues	484,729	167,996	93	652,818	—	652,818
Merchandise cost of goods sold	172,330	73,194	—	245,524	—	245,524
Jewelry scrapping cost of goods sold	11,279	5,468	—	16,747	—	16,747
Gross profit	301,120	89,334	93	390,547	—	390,547
Segment and corporate expenses (income):
Store expenses	195,217	66,727	—	261,944	—	261,944
General and administrative	—	—	—	—	46,487	46,487
Depreciation and amortization	7,867	5,858	—	13,725	9,045	22,770
Gain on sale or disposal of assets and other	—	(4)	—	(4)	(688)	(692)
Interest expense	—	—	—	—	7,651	7,651
Interest income	(1)	(626)	—	(627)	(122)	(749)
Equity in net income of unconsolidated affiliates	—	—	(1,457)	(1,457)	—	(1,457)
Other expense (income)	—	37	15	52	(11)	41
Segment contribution	$98,037	$17,342	$1,535	$116,914
Income (loss) before income taxes				$116,914	$(62,362)	$54,552
The following table presents separately identified net earning assets by segment:

(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Corporate Items	Total

As of June 30, 2023
Pawn loans	$178,877	$50,502	$—	$—	$229,379
Inventory, net	114,910	40,034	—	—	154,944

As of June 30, 2022
Pawn loans	$159,680	$44,475	$—	$—	$204,155
Inventory, net	101,831	30,882	—	—	132,713

NOTE 11: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	June 30, 2023	June 30, 2022	September 30, 2022

Gross pawn service charges receivable	$47,071	$42,277	$44,192
Allowance for uncollectible pawn service charges receivable	(12,112)	(10,277)	(10,716)
Pawn service charges receivable, net	$34,959	$32,000	$33,476

Gross inventory	$157,590	$136,475	$153,673
Inventory reserves	(2,646)	(3,762)	(2,058)
Inventory, net	$154,944	$132,713	$151,615

Prepaid expenses and other	$6,081	$14,660	$8,336
Accounts receivable, notes receivable and other	29,860	7,465	8,435
Income taxes prepaid and receivable	8,984	7,697	17,923
Prepaid expenses and other current assets	$44,925	$29,822	$34,694

Property and equipment, gross	$335,296	$298,502	$306,667
Accumulated depreciation	(273,447)	(246,997)	(249,942)
Property and equipment, net	$61,849	$51,505	$56,725

Accounts payable	$19,220	$19,480	$24,056
Accrued payroll	13,668	11,840	8,365
Incentive accrual	13,564	14,128	17,403
Other payroll related expenses	6,059	7,167	9,592
Accrued sales and VAT taxes	6,663	7,672	7,279
Accrued income taxes payable	2,646	1,116	2,663
Other current liabilities	12,638	15,163	15,151
Accounts payable, accrued expenses and other current liabilities	$74,458	$76,566	$84,509

The following table provides supplemental disclosure of Consolidated Statements of Cash Flows information:

	Nine Months Ended June 30,
(in thousands)	2023	2022

Supplemental disclosure of cash flow information
Cash and cash equivalents	$237,974	$222,342
Restricted cash	8,549	8,614
Total cash and cash equivalents and restricted cash	$246,523	$230,956

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$238,899	$204,662
Transfer of consideration for other investment	—	1,500
Transfer of equity consideration for acquisition	99	—
Acquisition earn-out contingency	2,000	—
Accrued acquisition consideration	1,220	—

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of EZCORP, Inc. and its subsidiaries (collectively, “we,” “us”, “our”, "EZCORP" or the “Company”). The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere within this report. This discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2022, as supplemented by the information set forth in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1A — Risk Factors” of this Report, for a discussion of certain risks, uncertainties and assumptions associated with these statements.
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
Seasonality and Quarterly Results
In the United States, PSC is historically highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. PSC is historically lowest in our third fiscal quarter (April through June) following the tax refund season and merchandise sales are highest in our first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the availability of tax refunds. In Latin America, most of our customers receive additional compensation from their employers in December, and many receive additional compensation in June or July, applying downward pressure on loan balances and fueling some merchandise sales in those periods. In Mexico, we saw similar downward pressure in loan balances during the quarter due to a recent change in law related to company profit sharing payments to employees. We believe this change will impact pawn loan balances in May and June going forward. As a net effect of these and other factors and excluding discrete charges, our consolidated income/loss before tax is generally highest in our first fiscal quarter (October through December) and lowest in our third fiscal quarter (April through June).
Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit (“Merchandise sales GP”) and jewelry scrapping gross profit (“Jewelry Scrapping GP”) for the three and nine months ended June 30, 2023 and 2022:
The following chart presents sources of gross profit by geographic disbursement for the three and nine months ended June 30, 2023 and 2022:

Results of Operations
Non-GAAP Constant Currency and Same Store Financial Information
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide certain other non-GAAP financial information on a constant currency basis (“constant currency”) and “same store” basis. We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos, Guatemalan quetzales and other Latin American currencies. We analyze results on a same store basis (which is defined as stores open during the entirety of the comparable periods) to better understand existing store performance without the influence of increases or decreases resulting solely from changes in store count. We believe presentation of constant currency and same store results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a better understanding and evaluation of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not rather than or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. In addition, we have an equity method investment that is denominated in Australian dollars and is translated into U.S. dollars. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and nine months ended June 30, 2023 and June 30, 2022 were as follows:

	June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2023	2022	2023	2022	2023	2022

Mexican peso	17.1	20.2	17.7	20.0	18.7	20.4
Guatemalan quetzal	7.7	7.6	7.6	7.5	7.6	7.5
Honduran lempira	24.4	24.2	24.3	24.2	24.3	24.1
Australian dollar	1.5	1.5	1.5	1.4	1.5	1.4

Operating Results
Segments
We manage our business and report our financial results in three reportable segments:
•U.S. Pawn — Represents all pawn activities in the United States;
•Latin America Pawn — Represents all pawn activities in Mexico and other parts of Latin America; and
•Other Investments — Represents our equity interest in the net income of Cash Converters along with our investments in Founders and RDC.
Store Count by Segment

	Three Months Ended June 30, 2023
	U.S. Pawn	Latin America Pawn	Consolidated

As of March 31, 2023	527	672	1,199
New locations opened	1	12	13
As of June 30, 2023	528	684	1,212

	Three Months Ended June 30, 2022
	U.S. Pawn	Latin America Pawn	Consolidated

As of March 31, 2022	516	636	1,152
New locations opened	—	8	8
Locations acquired	3	—	3
As of June 30, 2022	519	644	1,163

	Nine Months Ended June 30, 2023
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2022	515	660	1,175
New locations opened	3	25	28
Locations acquired	10	—	10
Locations sold, combined or closed	—	(1)	(1)
As of June 30, 2023	528	684	1,212

	Nine Months Ended June 30, 2022
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2021	516	632	1,148
New locations opened	—	12	12
Locations acquired	3	—	3
As of June 30, 2022	519	644	1,163

Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022
These tables, as well as the discussion that follows, should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended June 30,		Change
(in thousands)	2023	2022

Gross profit:
Pawn service charges	$68,790	$59,322	16%

Merchandise sales	102,177	94,005	9%
Merchandise sales gross profit	39,378	38,120	3%
Gross margin on merchandise sales	39%	41%	(200)bps

Jewelry scrapping sales	13,098	5,404	142%
Jewelry scrapping sales gross profit	1,997	898	122%
Gross margin on jewelry scrapping sales	15%	17%	(200)bps

Other revenues	27	21	29%
Gross profit	110,192	98,361	12%

Segment operating expenses:
Store expenses	75,389	66,036	14%
Depreciation and amortization	2,505	2,572	(3)%
Segment operating contribution	32,298	29,753	9%

Other segment income	(1)	(1)	—%
Segment contribution	$32,299	$29,754	9%

Other data:
Net earning assets (a)	$293,787	$261,511	12%
Inventory turnover	2.6	2.5	4%
Average monthly ending pawn loan balance per store (b)	$325	$290	12%
Monthly average yield on pawn loans outstanding	14%	14%	—bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

PLO ended the quarter at $178.9 million, up 12% (9% on a same store basis).
Total revenue was up 16% and gross profit increased 12%, reflecting increased PSC and higher merchandise sales.
PSC increased 16% as a result of higher average PLO.
Merchandise sales increased 9% and gross margin decreased to 39% from 41%, within our target range. Aged general merchandise was 1.0% of total general merchandise inventory.
Net inventory increased 13%, as expected with the growth in PLO. Inventory turnover increased to 2.6x from 2.5x.
Store expenses increased 14%, primarily due to increased labor in-line with store activity, higher store count and, to a lesser extent, expenses related to our loyalty program.
Segment contribution increased 9% to $32.3 million, due to the changes noted above.

Segment store count increased by one de novo store during this quarter.
Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Constant Currency and Same Store Financial Information.”

	Three Months Ended June 30,
(in thousands)	2023 (GAAP)	2022 (GAAP)	Change (GAAP)	2023 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$25,029	$20,969	19%	$22,984	10%

Merchandise sales	45,803	34,329	33%	41,616	21%
Merchandise sales gross profit	13,533	10,047	35%	12,340	23%
Gross margin on merchandise sales	30%	29%	100bps	30%	100bps

Jewelry scrapping sales	833	1,764	(53)%	778	(56)%
Jewelry scrapping sales gross profit	(24)	103	(123)%	(20)	(119)%
Gross margin on jewelry scrapping sales	(3)%	6%	*	(3)%	*

Other revenues, net	40	7	*	39	*
Gross profit	38,578	31,126	24%	35,343	14%

Segment operating expenses:
Store expenses	29,543	23,394	26%	26,757	14%
Depreciation and amortization	2,303	1,987	16%	2,084	5%
Other	(2,632)	—	*	(2,145)	*
Segment operating contribution	9,364	5,745	63%	8,647	51%

Other segment income	(350)	(352)	(1)%	(376)	7%
Segment contribution	$9,714	$6,097	59%	$9,023	48%

Other data:
Net earning assets (a)	$90,536	$75,357	20%	$79,982	6%
Inventory turnover	3.4	3.7	(8)%	3.4	(8)%
Average monthly ending pawn loan balance per store (b)	$74	$69	7%	$67	(3)%
Monthly average yield on pawn loans outstanding	17%	16%	100bps	17%	100bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2023 Change (GAAP)	2023 Change (Constant Currency)
Same Store data:
PLO	11%	(2)%
PSC	17%	7%
Merchandise Sales	27%	15%
Merchandise Sales Gross Profit	44%	32%
Store Expenses	21%	9%

PLO improved to $50.5 million, up 14% (1% on constant currency basis). On a same store basis, PLO increased 11% (decreased 2% on a constant currency basis). PLO balance was lower than expected with a greater pay down during the quarter driven by a change in Mexican law, which significantly increased profit share required to be paid by companies to employees by May 30.
Total revenue was up 26% (15% on constant currency basis), while gross profit increased 24% (14% on a constant currency basis), reflecting increased PSC, higher merchandise sales and improved merchandise sales gross profit.
PSC increased 19% (10% on a constant currency basis) as a result of higher average PLO and yield.
Merchandise sales gross margin increased from 29% to 30%. Aged general merchandise increased to 2.4% from 1.3% of total merchandise inventory.
Net inventory increased 30% (13% on a constant currency basis), as expected with the growth in PLO. Inventory turnover remained strong at 3.4x, down from 3.7x.
Store expenses increased 26% (14% on a constant currency basis), primarily due to rent linked to inflation, higher store count and, to a lesser extent, expenses related to our loyalty program. Same-store expenses increased 21% (9% on a constant currency basis).
Segment contribution increased 59% (48% on a constant currency basis) to $9.7 million, primarily due to the reversal of contingent consideration liability in connection with a previously completed acquisition, which was recorded to “Other,” and the changes in revenue and store expenses described above.
Segment store count increased by 12 de novo stores during the quarter.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Three Months Ended June 30,		Change
(in thousands)	2023	2022

Gross profit:
Consumer loan fees, interest and other	$15	$21	(29)%
Gross profit	15	21	(29)%

Segment operating expenses:
Equity in net income of unconsolidated affiliates	(1,523)	(1,758)	(13)%
Segment operating contribution	1,538	1,779	(14)%

Other segment expense	10	19	(47)%
Segment contribution	$1,528	$1,760	(13)%
Segment contribution was $1.5 million, a decrease of $0.2 million due to the decrease in our share of equity in income of Cash Converters.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended June 30,		Percentage Change
(in thousands)	2023	2022

Segment contribution	$43,541	$37,611	16%
Corporate expenses (income):
General and administrative	17,876	18,715	(4)%
Depreciation and amortization	3,218	3,187	1%
Interest expense	3,414	2,693	27%
Interest income	(2,327)	—	*
Other expense (income)	50	(66)	(176)%
Income before income taxes	21,310	13,082	63%
Income tax expense	3,088	867	*
Net income	$18,222	$12,215	49%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution increased $5.9 million or 16% over the prior year quarter primarily due to improved operating results of the U.S. Pawn and Latin America Pawn segments above.
General and administrative expense decreased $0.8 million or 4%, primarily due to the litigation accrual charge of $2.0 million recorded in prior period, offset by an increase in costs primarily related to our Workday implementation.
Interest income increased $2.3 million, due primarily to our treasury management with increased market interest rates, and, to a lesser extent, loans to certain strategic investees.
Income tax expense increased $2.2 million primarily due to an increase in income before income taxes of $8.2 million this quarter compared to the prior year quarter as a result of improved operating results within the U.S. Pawn segment and the Latin American Pawn segment.
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

Nine Months Ended June 30, 2023 vs. Nine Months Ended June 30, 2022
The tables below and discussion that follows should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Nine Months Ended June 30,		Change
(in thousands)	2023	2022

Gross profit:
Pawn service charges	$208,045	$174,651	19%

Merchandise sales	329,231	296,147	11%
Merchandise sales gross profit	125,533	123,817	1%
Gross margin on merchandise sales	38%	42%	(400)bps

Jewelry scrapping sales	30,088	13,864	117%
Jewelry scrapping sales gross profit	4,221	2,585	63%
Gross margin on jewelry scrapping sales	14%	19%	(500)bps

Other revenues	84	67	25%
Gross profit	337,883	301,120	12%

Segment operating expenses:
Store expenses	220,639	195,217	13%
Depreciation and amortization	7,820	7,867	(1)%
Loss on sale or disposal of assets and other	84	—	*
Segment operating contribution	109,340	98,036	12%

Other segment income	(2)	(1)	100%
Segment contribution	$109,342	$98,037	12%

Other data:
Average monthly ending pawn loan balance per store (a)	$317	$290	9%
Monthly average yield on pawn loans outstanding	14%	14%	—bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Pawn service charges increased 19% as a result of higher average PLO for the year.
Merchandise sales increased 11% compared to the prior year. Merchandise sales increase was driven primarily by our continued focus on customer engagement and pricing merchandise to maintain strong inventory turnover. Offsetting the sales increase, merchandise sales gross margin decreased 400 bps, within our target range.
Store expenses increased 13%, primarily due to increased labor in-line with store activity, higher store count and, to a lesser extent, expenses related to our loyalty program.
Segment contribution increased $11.3 million, primarily due to the changes described above.

Latin America Pawn
The following table presents selected summary financial data our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Constant Currency and Same Store Financial Information” above.

	Nine Months Ended June 30,
(in thousands)	2023 (GAAP)	2022 (GAAP)	Change (GAAP)	2023 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$71,397	$58,348	22%	$67,137	15%

Merchandise sales	135,043	103,463	31%	125,905	22%
Merchandise sales gross profit	41,456	30,269	37%	38,640	28%
Gross margin on merchandise sales	31%	29%	200bps	31%	200bps

Jewelry scrapping sales	4,552	5,938	(23)%	4,296	(28)%
Jewelry scrapping sales gross profit	(394)	470	(184)%	(363)	(177)%
Gross margin on jewelry scrapping sales	(9)%	8%	(1,700)bps	(8)%	(1,600)bps

Other revenues, net	75	247	(70)%	71	(71)%
Gross profit	112,534	89,334	26%	105,485	18%

Segment operating expenses:
Store expenses	86,365	66,727	29%	80,593	21%
Depreciation and amortization	6,850	5,858	17%	6,369	9%
Other	(5,097)	—	*	(4,481)	*
Segment operating contribution	24,416	16,749	46%	23,004	37%

Other segment income (a)	(823)	(593)	39%	(1,099)	85%
Segment contribution	$25,239	$17,342	46%	$24,103	39%

Other data:
Average monthly ending pawn loan balance per store (a)	$72	$63	14%	$67	6%
Monthly average yield on pawn loans outstanding	17%	16%	100bps	17%	100bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2023 Change (GAAP)	2023 Change (Constant Currency)
Same Store data:
PLO	11%	(2)%
PSC	20%	13%
Merchandise Sales	25%	17%
Merchandise Sales Gross Profit	52%	42%
Store Expenses	25%	16%
During the nine months ended June 30, 2023, our Latin America pawn segment opened twenty-five de novo stores.
PSC increased 22% to $71.4 million (15% to $67.1 million on a constant currency basis) as a result of higher average PLO for the year.
Merchandise sales increased 31% (22% on a constant currency basis) and 25% on a same store basis (17% on a constant currency basis). Merchandise sales increase was driven primarily by our continued focus on customer engagement, pricing merchandise to maintain strong inventory turnover and increase in stores. Merchandise sales gross margin increased 200 bps from 29% to 31% and on a constant currency basis, within our target range.

Store expenses increased by 29% (21% on a constant currency basis) primarily due to higher store count and increased labor in-line with store activity. On a same-store basis, store expenses increased 25% (16% on a constant currency basis) due to rising labor costs resulting from growing transaction volume.
Segment contribution increased $7.9 million, or 46%, to $25.2 million. This increase was primarily due to the reversal of contingent consideration liability in connection with a previously completed acquisition, which was recorded to “Other,” and the changes in revenue and store expenses described above.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Nine Months Ended June 30,		Change
(in thousands)	2023	2022

Gross profit:
Consumer loan fees, interest and other	47	93	(49)%
Gross profit	47	93	(49)%

Segment operating expenses:
Equity in net loss (income) of unconsolidated affiliates	29,394	(1,457)	*
Segment operating (loss) contribution	(29,347)	1,550	*

Other segment loss	20	15	33%
Segment (loss) contribution	$(29,367)	$1,535	*

*	Represents a percentage computation that is not mathematically meaningful.

Segment loss was $29.4 million, a decrease of $30.9 million from the prior-year nine months ended June 30, 2022, primarily due to the net loss on our share of Cash Converters related to their non-cash goodwill impairment charge.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Nine Months Ended June 30,		Percentage Change
(in thousands)	2023	2022

Segment contribution	$105,214	$116,914	(10)%
Corporate expenses (income):
General and administrative	48,964	46,487	5%
Depreciation and amortization	9,307	9,045	3%
Gain on sale or disposal of assets	—	(688)	(100)%
Interest expense	12,994	7,651	70%
Interest income	(4,421)	(122)	*
Other income	(138)	(11)	*
Income from continuing operations before income taxes	38,508	54,552	(29)%
Income tax expense	10,298	11,729	(12)%
Net income	$28,210	$42,823	(34)%

*	Represents a percentage computation that is not mathematically meaningful.

Segment contribution decreased $11.7 million or 10% over the prior year nine months ended June 30, 2022, primarily due to the net loss on our share of losses in Cash Converters’ net results related to their non-cash goodwill impairment charge, partially offset by the improved operating results of the segments above.
General and administrative expenses increased $2.5 million or 5%, primarily due to the impact related to the reversal of incentive compensation for the departed CEO in the prior period and to a lesser extent, an overall increase in incentive-based compensation and costs primarily related to our Workday implementation, partially offset by the litigation accrual charge of $2.0 million recorded in prior period.
Interest expense increased $5.3 million, primarily driven by the net loss recorded on the partial extinguishments of the 2024 convertible notes and 2025 convertible notes, and higher average total debt outstanding at overall higher average effective interest rates due to the issuance of the 2029 convertible notes during December 2022. See Note 7: Debt to the consolidated financials for further discussion.
Income tax expense decreased $1.4 million, primarily due to a decrease in income before income taxes of $16.0 million for the nine months ended June 30, 2023 compared to the same prior year nine month period offset by an increase in tax expense for the non-deductible loss realized on the refinancing of the convertible notes in the current year.
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
Liquidity and Capital Resources
Cash and Cash Equivalents
Our cash and equivalents balance was $238.0 million at June 30, 2023 compared to $206.0 million at September 30, 2022. At June 30, 2023, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.

Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Nine Months Ended June 30,		Percentage Change
(in thousands)	2023	2022

Net cash provided by operating activities	$74,309	$48,494	53%
Net cash used in investing activities	(70,547)	(81,589)	(14)%
Net cash provided by (used in) financing activities	26,972	(792)	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,420	1,219	16%
Net increase (decrease) in cash, cash equivalents and restricted cash	$32,154	$(32,668)	(198)%

*	Represents a percentage computation that is not mathematically meaningful.

The increase in cash flows provided by operating activities year-over-year was primarily due to an increase in net income (when considering adjustments for non-cash items affecting net income) as well as changes in working capital primarily related to the timing of payments of accounts payable and prepaid expenses.
The $11.0 million decrease in cash flows used in investing activities year-over-year was primarily due to a $60.5 million increase in cash inflows from the sale of forfeited collateral, offset by $20.2 million increase in cash flows used to fund acquisitions and strategic investments and an increase of $19.7 million in net pawn lending outflows. Of the $20.2 million increase year-over-year used in funding acquisitions and other investments, the largest amount is $15.0 million related to a note receivable from Founders, as discussed in Note 5: Strategic Investments in Part I, Item 1 - Notes to Interim Condensed Consolidated Financial Statements.
The $27.8 million increase in cash flows provided by financing activities was primarily related to the December 2022 financing of the 2029 Convertible Notes, in which we issued $230.0 million (less issuance costs) principal amount of 3.750% Convertible Senior Notes Due 2029 offset by the extinguishment of approximately $109.4 million aggregate principal amount of our 2024 Convertible Notes for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of our 2025 Convertible Notes for approximately $62.9 million plus accrued interest. In addition, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase 578,703 shares of our Class A common stock from purchasers of the notes in privately negotiated transactions. Further, the Company repurchased and retired 1,037,703 shares of our Class A Common Stock for $9.0 million under the Common Stock Repurchase Program for the nine month period ended June 30, 2023.
The net effect of these changes was a $32.2 million increase in cash on hand during the current year to date period, resulting in a $246.5 million ending cash and restricted cash balance.
Sources and Uses of Cash
In December 2022, we issued $230.0 million aggregate principal amount of 2029 Convertible Notes. In conjunction with the issuance of the 2029 Convertible Notes, we extinguished approximately $109.4 million aggregate principal amount of our 2024 Convertible Notes for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of our 2025 Convertible Notes for approximately $62.9 million plus accrued interest. In addition, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase 578,703 shares of our Class A common stock from purchasers of the notes in privately negotiated transactions. See Note 7 of Notes to Interim Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.” The shares repurchased in conjunction with the transactions discussed above were authorized separately from, and not considered part of, the publicly announced share repurchase program referred to below.
On May 3, 2022, our Board authorized the repurchase of up to $50 million of our Class A Common Stock over three years. As of June 30, 2023, we have repurchased 1,275,646 shares of our Class A Common Stock under the program for $11.0 million. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
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

The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. See Note 8 of Notes to Interim Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”
We anticipate that cash flows from operations and cash on hand will be adequate to fund ongoing operations, debt service requirements, tax payments, any future stock repurchases, strategic investments, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through the next twelve months. We continue to explore acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Depending on the level of acquisition activity and other factors, our ability to repay our longer-term debt obligations, including the convertible debt maturing in 2024, 2025 and 2029, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.
Contractual Obligations
In “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2022, we reported that we had $608.0 million in total contractual obligations as of September 30, 2022. There have been no material changes to this total obligation since September 30, 2022, other than the convertible debt refinancing and lease liabilities changes as further discussed in Note 7: Debt and Note 4: Leases, respectively, of Notes to Interim Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”
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
Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “will,” “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “projection” and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2022 and “Part II, Item 1A — Risk Factors” of this Report.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended September 30, 2022. There have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2022.

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Our principal executive officer and principal financial officer have concluded that as of June 30, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9: Contingencies of Notes to Interim Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2022, as supplemented by the information set forth below.
A recent law change in Australia could adversely impact Cash Converters’ business
In December 2022, the Australian Parliament passed the Financial Sector Reform Bill 2022, which establishes lending limits on small amount credit contracts. The bill became effective in June 2023, and could adversely impact the financial position or results of operations of Cash Converters, in which the Company has an equity investment. Cash Converters recognized a one-time, non-cash impairment expense of AUD$110.5 million against goodwill in their financial statements for the period ended December 31, 2022 and, based upon our 43.7% ownership of Cash Converters, after translation to USD, we recorded a $32.5 million equity method loss during the quarter ended March 31, 2023. A decline in the operating results of Cash Converters, if any, resulting from the change of law could adversely affect our investment.

ITEM 2. Unregistered Sale of Equity Security and Use of Proceeds
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended June 30, 2023.

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
	(in thousands, except number of shares and average price information)
April 1, 2023 through April 30, 2023	113,211	$8.81	113,211	$41,003
May 1, 2023 through May 31, 2023	102,225	$8.74	102,225	$40,110
June 1, 2023 through June 30, 2023	130,874	$8.45	130,874	$39,003
Quarter ended June 30, 2023	346,310	$8.66	346,310	$39,003

(1)	On May 3, 2022, the Board of Directors approved a share repurchase program, under which we are authorized to repurchase up to $50 million of our Class A Non-Voting common shares over a three-year period. All repurchases under this program were in open market transactions at prevailing market prices and were executed pursuant to a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
ITEM 5. Other Information
Insider Trading Arrangements
On May 25, 2023, Matthew Appel, Director, entered into a prearranged trading plan to sell up to 53,303 shares of the Company’s Class A Non-Voting Common Stock between August 23, 2023 and August 30, 2024 pursuant to the terms of the plan. The plan is designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company’s policies regarding stock transactions.

On May 23, 2023, Nicole Swies, Chief Revenue Officer, entered into a prearranged trading plan to sell up to 9,000 shares of the Company’s Class A Non-Voting Common Stock between August 22, 2023 and April 1, 2024 pursuant to the terms of the plan. The plan is designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company’s policies regarding stock transactions.

Other than as described above, no Director or Executive Officer adopted, modified or terminated any contract, instruction, written plan or other trading arrangement relating to the purchase or sale of Company securities during the fiscal quarter ended June 30, 2023.

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

EZCORP, INC.

Date:	August 2, 2023	/s/ Timothy K. Jugmans
Timothy K. Jugmans, Chief Financial Officer