Form 10-K
period 2023-09-30
EZCORP INC
filed 2023-11-15
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2023 or

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
(NASDAQ Global Select Market)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $440 million, based on the closing price on the NASDAQ Stock Market on March 31, 2023.
As of November 8, 2023, 51,746,892 shares of the registrant’s Class A Non-Voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
FISCAL YEAR ENDED SEPTEMBER 30, 2023

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
Unless otherwise specified, references to the “Company,” “we,” “our,” “us” and “EZCORP” refer to EZCORP, Inc. and its consolidated subsidiaries, collectively. References to a “fiscal” year refer to our fiscal year ended September 30 of the specified year. For example, “fiscal 2023” refers to the fiscal year ended September 30, 2023. All currency amounts preceded with “$” are stated in U.S. dollars, except as otherwise indicated.
ITEM 1. BUSINESS
Purpose, Vision and Strategy
EZCORP, Inc. is a leading provider of pawn services in the United States (“U.S.”) and Latin America with 1,231 locations and more than 7,500 Team Members. We are a Delaware corporation headquartered in Austin, Texas.
Our purpose statement:
“We exist to serve our customers’ short-term cash and pre-owned retail needs, helping them to live and enjoy their lives.
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
That strategy consists of three fundamental pillars:
•Strengthen the Core — Relentless focus on superior execution and operational excellence in our pawn business.
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
•Risk Management and Building a Culture of Compliance — We are continually focused on strengthening our capabilities to manage operational, financial, regulatory, compliance, information security and reputational risk.
•Environment, Social and Governance (ESG) — We prioritize developing the foundational elements of a comprehensive and integrated sustainability program.
Overview of Our Business
At September 30, 2023, we operated a total of 1,231 locations, consisting of:
•529 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);
•549 Mexico pawn stores (operating primarily as Empeño Fácil and Cash Apoyo Efectivo); and

•153 pawn stores in Guatemala, El Salvador and Honduras (operating as GuatePrenda and MaxiEfectivo).
At our pawn stores, we advance cash against the value of collateralized tangible personal property and sell merchandise to customers looking for good value. The merchandise we sell primarily consists of pre-owned collateral forfeited from our pawn activities or merchandise purchased from customers. By store count, we are the second largest pawn store owner and operator in the U.S. and one of the largest in Latin America. We also offer web-based applications named EZ+ that allow customers to manage their pawn transactions, layaways and loyalty rewards online.
In addition to our core pawn business in the U.S. and Latin America, we have made the following strategic investments:
•We own 43.7% of Cash Converters International Limited (“Cash Converters”), a publicly traded company (ASX: CCV) headquartered in Perth, Western Australia. Cash Converters and its controlled companies comprise a diverse group generating revenues from franchising, store operations, personal finance (including pawn transactions) and vehicle finance in over 600 stores across 14 countries.
•We own a preferred interest in Founders One, LLC (“Founders”) that has majority ownership in Simple Management Group, Inc. (“SMG”), which owns and operates 95 pawn stores in the U.S., Caribbean and Central America, with plans to build and acquire more stores in that region.
We generate revenues primarily from pawn service charges (“PSC”) on pawn loans outstanding (“PLO”), merchandise sales and jewelry scrapping. We remain focused on optimizing our balance of PLO and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit (“Merchandise sales GP”) and jewelry scrapping gross profit (“Jewelry scrapping GP”) for fiscal 2023, fiscal 2022 and fiscal 2021:

The following charts present sources of gross profit by geography for fiscal 2023, fiscal 2022 and fiscal 2021:
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
•Cash Converters, which includes our equity interest in the net loss (income) of Cash Converters; and
•Other Investments, which includes our investments in Rich Data Corporation (“RDC”) and our investment in and notes receivable from Founders.
The following table presents store data by segment:

	Company-owned Stores
	U.S. Pawn	Latin America Pawn	Other Investments	Consolidated

As of September 30, 2020	505	500	—	1,005
New locations opened	—	15	—	15
Locations acquired	11	128	—	139
Locations sold, combined or closed	—	(11)	—	(11)
As of September 30, 2021	516	632	—	1,148
New locations opened	—	28	—	28
Locations acquired	3	—	—	3
Locations sold, combined or closed	(4)	—	—	(4)
As of September 30, 2022	515	660	—	1,175
New locations opened	3	44	—	47
Locations acquired	12	—	—	12
Locations sold, combined or closed	(1)	(2)	—	(3)
As of September 30, 2023	529	702	—	1,231

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
As of September 30, 2023, we had a closing PLO balance of $245.8 million. In fiscal 2023, PSC accounted for approximately 37% of our total revenues and 63% of our gross profit.
In the U.S., PSC rates generally vary between 13% and 25% per month as permitted by applicable law, and the pawn term generally ranges between 30 and 90 days. Individual pawn transactions typically average between $160 and $180.
In Mexico, PSC rates generally vary between 15% and 21% per month as permitted by applicable law, and the pawn primary term is 30 days. Individual pawn transactions typically average between 1,100 and 1,500 Mexican pesos, or approximately $60 to $80 on average using the average exchange rate for fiscal 2023.
In GPMX, PSC rates generally vary between 12% and 18% per month as permitted by applicable law, and the pawn primary term is 30 days. Individual pawn transactions are made in the local currency of the country and typically average between $110 and $130 using the average exchange rates for fiscal 2023. The average transaction amounts tend to be higher in the GPMX countries than in Mexico due to the higher concentration of jewelry used as pawn collateral.
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

Human Capital Management
Engagement Survey
We performed a Global Employee Engagement Survey, administered by Glint, in April 2023, and had a 91% participation rate with an overall engagement score of 84. Our engagement score is nine points higher than the global benchmark, which contains data from over 900 companies of varying size across a variety of industries (Finance, Healthcare, Manufacturing, Professional Services, Retail, Technology and Utilities) and includes results from over eight million respondents located in over 150 countries.
Our top strengths were Career, Customer Focus and Continuous Improvement. Our focus areas for improvement included Team, Valued Teammate and Work-Life Balance. Team Members provided over 11,500 comments with mixed sentiment, 29% positive, 38% neutral and 33% negative. To ensure we address issues raised in the survey, all people leaders at the District Manager and above level will have Engagement Objectives for fiscal 2024 guided by actions that will yield the greatest business and Team Member impact.
Talent Management and Development
We employ more than 7,500 Team Members across all our geographies, including over 3,400 in United States, approximately 3,300 in Mexico and 800 in Central America. We seek to hire and promote Team Members to lead the way today and to step into greater roles in the future. We achieve this goal through Training and Development programs that Team Members can use to plan their careers and identify future growth opportunities. We engage Team Members at all levels so we can understand their professional and personal goals, identify high potential future leaders to strengthen our internal bench, support them in their journey and retain our talent.
In our pawn stores we provide:
•An onboarding program that blends online and hands-on training in the art and science of pawnbroking;
•Career path programs aligned with our talent and succession strategy, emphasizing career progression and individual development programs; and
•A learning experience that unlocks and accelerates Team Member potential as well as business growth.
Our investment in store-level Team Members produced tangible results during fiscal 2023:
•High scoring questions in our 2023 Global Employee Engagement Survey included “I know the career path(s) available to me at EZCORP” (with an 89% favorability rating) and “I have good opportunities to learn and develop at EZCORP” (with an 86% favorability rating).
•Over 70% of managerial positions were filled via internal promotion.
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

Our values — People, Pawn, Passion — define our priorities as a business, and our Guiding Principles — Leadership, Customer Service, Accountability, Respect, Diversity and Sustainability — characterize the expectations for how we interact with Team Members, customers and communities. Various tools are used globally to demonstrate commitment to our principles, values and positive culture, including a plain-language Code of Conduct and supporting policies, annual training on expectations and clear communications from executive management reinforcing ethical behavior and a positive culture.
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
Diversity and Inclusion
At EZCORP, we foster an environment that values diversity, inclusion and development for all. In our 2023 Global Employee Engagement Survey, 83% of participants responded positively to the question, “I feel a sense of belonging at EZCORP.” In fiscal 2023, we continued to further our Diversity and Inclusion strategy by focusing on the following initiatives:

•Commitment and Accountability — Demonstrate commitment and accountability through corporate policy, communications and actions.
•Workplace Inclusion — Foster work environments that value diversity and inclusion and encourage collaboration, flexibility and fairness.
•Diverse Workforce — Recruit and promote from diverse, qualified candidate pools to increase diversity of perspectives and experiences.
Sponsor affinity groups to foster an inclusive and supportive environment, where Team Members with shared characteristics, experiences or interests can connect, collaborate and contribute effectively. The Women’s Empowerment, Black Empowerment and Hispanic Organization for Leadership Advocacy (HOLA) affinity groups in the U.S. and the Women’s Empowerment and Working Parents affinity groups in Latin America all aim to enhance diversity, equity and inclusion efforts by providing a platform for open dialogue, resource-sharing, professional development and cultural enrichment.
•Sustainability — Identify and eliminate systemic barriers by embedding diversity and inclusion in all human capital life cycle policies and practices.

Fiscal 2023 U.S. Race and Ethnicity Demographics (1) (2)

Fiscal 2023 Global Gender Demographics (2)
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
•We engage a nationally recognized outside compensation and benefits consulting firm to independently evaluate the effectiveness of our executive compensation and to provide benchmarking against our selected peer group, which includes direct competitors in the pawn industry and similarly-sized companies from relevant industries that serve similar customer bases, operate in the retail or consumer finance industries and typically have similar operating dynamics.
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
Management and Oversight
The People and Compensation Committee of the Board of Directors has primary responsibility for analyzing, advising and (as appropriate) approving executive compensation. The committee is also responsible for organizational development matters and otherwise assisting the Board of Directors in its overall responsibility to enable EZCORP to attract, retain, develop and motivate qualified executives who will contribute to the long-term success of the Company.
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
Our pawnbroking and related retail sales activities inherently contribute to the “circular economy” and promote environmental sustainability. We provide unique options for our customers to satisfy their needs for cash — options that are not offered by traditional lenders such as banks and credit unions, credit card providers, or installment and short-term lenders. For many of our customers, pawn transactions provide an essential and financially responsible lifeline for meeting their unexpected expenses. Our retail activities rely primarily on local sourcing of pre-owned merchandise and the recirculation of those items back into the neighborhoods we serve. In short, our business is unique, essential and sustainable.
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

•Virtually all of the merchandise we sell is pre-owned, which contributes to pre-owned goods recycling and the circular economy. In fiscal 2023, we sold approximately 5.4 million pre-owned items, including over 3.2 million items in the consumer electronics, camera and household goods categories, 1.1 million other general merchandise items (such as tools and musical instruments) and 0.8 million jewelry items. In addition, through our jewelry scrapping activities, we recycle significant volumes of gold and diamonds. All of these activities effectively extend the useful life of many products, reducing waste and lessening the demand for new manufacturing and mining.
•Our store operations themselves leave a relatively small carbon footprint when compared to big-box or other mass retailers that rely on manufacturers and extensive supply chain and distribution channels. Our stores are relatively small (generally 3,300 square feet or less). To reduce energy consumption, we have installed energy-efficient LED lighting in 78% of our U.S. stores and 60% of Latin America stores.
•In all of our facilities, including our corporate support offices, we promote environmental stewardship by reducing consumption, recycling paper products (approximately 1.24 million pounds across all U.S. locations during fiscal 2023) and responsibly disposing of end-of-life computers, electronics and related accessories through recycling or other sound e-waste processing. Our corporate office in Austin, Texas is LEED Certified Silver status.
Social Responsibility
Our business promotes social responsibility in the following ways:
•Our business serves as an essential and responsible financial resource for many unbanked and or underserved consumers who have limited access to traditional forms of capital or credit and comprise a large majority of our customer base. We improve the reach and access to financial services through neighborhood-based stores, supported by digital offerings. We provide instant access to cash in transactions that generally average around $180 or less. Our pawn transactions are simple, transparent, regulated and safe, and funding approval is based on the valuation of the collateral item, not on the credit worthiness of the customer. The customer is under no legal obligation to repay the amount advanced; we do not engage in collection efforts or take other legal actions against our customers; and we do not report transaction histories to external credit agencies. Rather, the customer may choose to repay the amount advanced or forfeit the collateralized merchandise.
•Customer satisfaction measurement and feedback are key factors in improving our customer service and Team Member engagement. To capture direct customer feedback, we have enabled Google Reviews across all stores and have received over 195,000 Google reviews with an average satisfaction rating of 4.8 out of 5 across U.S and Latin America.
•We offer customers multiple payment options, including cross-store, over-the-phone and web-based and mobile platforms, reducing their need to travel to the stores to make payments. Online payments are accepted on layaway, pawn extension and bulk payments, with electronic payment receipts delivered on these transactions.
•We have refreshed the mission of EZCORP Foundation, our philanthropic arm that is focused on making a difference in communities where we live and operate by supporting charitable organizations that align with our operating values of People, Pawn and Passion. Current initiatives include supporting financial literacy efforts, working to eradicate food insecurity, empowering young people to succeed and other poverty intervention activities.
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
During fiscal 2023, we continued our expansion in Latin America with the opening of 44 de novo stores (23 in Mexico, 19 in Guatemala and 2 in Honduras). We now own a total of 702 stores in Latin America, representing 57% of our total pawn stores. In fiscal 2023, these stores represented 25% of our consolidated gross profit as the average scale of Latin America pawn stores is smaller than in the U.S. We see opportunity for further expansion in Latin America through both acquisitions and de novo openings.
For further information about our acquisitions, see Note 3: Acquisitions of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
Seasonality and Quarterly Results
In the U.S., PSC is historically highest in our fourth fiscal quarter (July through September) due to a higher average PLO balance during the summer and lowest in our third fiscal quarter (April through June) following the tax refund season, and merchandise sales are highest in our first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the availability of tax refunds. In Latin America, most of our customers receive additional compensation from their employers in December, and many receive additional compensation in June or July, applying downward pressure on PLO balances and fueling some merchandise sales in those periods. In Mexico, we saw similar downward pressure in loan balances during the third quarter due to a recent change in law related to company profit sharing payments to employees. We believe this change will impact pawn loan balances in May and June going forward. As a net effect of these and other factors and excluding discrete charges, our consolidated profit before tax is generally highest in our first fiscal quarter (October through December) and lowest in our third fiscal quarter (April through June).
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
The pawn industry in the U.S. is large, relatively mature and highly fragmented. The industry consists of a few large operators (of which we are the second largest) and then independent operators who primarily own one-to-three locations.
The pawn industry in Latin America is also fragmented, but less so than in the U.S. The industry consists of pawn stores owned by independent operators and chains, including some not-for-profit organizations. We are the second largest for-profit operator in Mexico and the largest operator in Guatemala. The pawn industry, particularly full-line stores dealing in both general merchandise and jewelry, remains in an expansion stage in Latin America.

We launched our EZ+ Rewards loyalty program in the U.S. and Mexico in 2021 and in GPMX in 2022, and now have 3.8 million members globally. This free program allows customers to earn points on most transactions that may be applied as a discount towards retail sales once a certain threshold is met. We believe this program provides a distinct competitive advantage over other pawn operators.
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
Some of our pawn stores in the U.S. handle firearms and each of those stores maintains a federal firearms license as required by federal law. The federal Gun Control Act of 1968 and regulations issued by the Bureau of Alcohol, Tobacco, Firearms and Explosives also require each pawn store dealing in firearms to maintain a permanent written record of all receipts and dispositions of firearms. In addition, we must comply with the Brady Handgun Violence Prevention Act, which requires us to conduct a background check before releasing, selling or otherwise disposing of firearms.
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

Other Regulations — Our pawn business in Mexico is subject to the General Law of Administrative Responsibility (“GLAR”), which requires us to implement an integrity policy that contains mechanisms to ensure integrity standards throughout the organization. GLAR establishes administrative penalties for improper payments to government officials, influence peddling (including the hiring of public officials and the use of undue influence) and other corrupt acts in public procurement processes.
We are also subject to The Federal Law for the Prevention and Identification of Transactions with Funds from Illegal Sources, which requires reporting of certain transactions exceeding certain monetary limits, the appointment of a compliance officer and maintenance of customer identification records and controls. This law affects all vulnerable activities in Mexico and is intended to detect commercial activities arising from illicit or ill-gotten means through bilateral cooperation between Mexico’s Ministry of Finance and Public Credit and Mexico’s Attorney General’s Office. The law also restricts the use of cash in certain transactions associated with high-value assets and limits, and to the extent possible, money laundering activities protected by the anonymity that such cash transactions provide. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting on “vulnerable activities,” which include pawn transactions exceeding 166,502.70 Mexican pesos and retail transactions of precious metals exceeding 166,502.70 Mexican pesos. Retail transactions of precious metals in cash exceeding 333,005.40 Mexican pesos are prohibited. There are significant fines and sanctions for failure to comply with these rules.
We must also comply with the Official Mexican Standards issued by regulatory agencies in accordance with Article 40 of the Federal Law on Metrology and Standardization, which establishes rules applicable to a retail products and services, and related disclosures, labeling, and marketing, including NOM-179-SCFI-2016, NOM-017-SCFI-1993, and NOM-024-SCFI-2013.
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
As of September 30, 2023, more than 62% of our U.S. pawn stores were located in Texas (45%) and Florida (17%), and those stores account for a significant portion of our revenues and profitability. The legislative, regulatory and general business environment in Texas and Florida has been relatively favorable for our pawn business activities, but a negative legislative or regulatory change in either of those states could have a material adverse effect on our overall operations and financial performance. Further, as discussed below, areas in Texas and Florida where we have significant operations are particularly susceptible to hurricane and tropical storm activity.
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
The statute of limitations applicable to most of the pre-closing years has now expired, but AlphaCredit has informed us that they filed an amended return for 2016, which they claim extends the statute of limitations for that year. We were in discussions with AlphaCredit regarding the validity of the indemnity claim, the amount of any continuing exposure and whether some or all of the escrow can now be released. Those discussions have been interrupted due to AlphaCredit’s recent emergence from a concurso mercantil (insolvency) proceeding in Mexico with new management. The escrowed funds were not impacted by that proceeding, and we are continuing to pursue release of the funds.
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
We invested in Cash Converters International Limited for strategic reasons. Law or regulatory changes in Australia or other jurisdictions in which Cash Converters operates, or other factors, could adversely affect Cash Converters’ operating performance, our share of which would be reflected in our own financial statements due to the equity method of accounting. Further, if that operating performance, or other factors, adversely impact the value of Cash Converters’ publicly traded stock, then we may be required to impair our investment, as we have done in the past.
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
In December 2022, the Australian Parliament passed the Financial Sector Reform Bill 2022, which establishes lending limits on small amount credit contracts. The bill became effective in June 2023, and could adversely impact Cash Converters’ financial position or results of operations. In response to the new law, Cash Converters recognized a one-time, non-cash impairment expense of AUD $110.5 million against goodwill in their financial statements for the period ended December 31, 2022 and, based upon our 43.7% ownership of Cash Converters at the time, we recorded $32.4 million of our share of their non-cash goodwill impairment charge during the second quarter of our fiscal 2023. Any additional decline in Cash Converters’ operating results resulting from the change of law or other factors could adversely affect our financial performance.
We have recorded a number of impairments to the carrying value of our investment in Cash Converters in the past. After an analysis of Cash Converters’ stock price performance and other factors, we determined the fair value of our investment in Cash Converters at September 30, 2023 was greater than its carrying value. See Note 5: Strategic Investments of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” If the fair value of our investment declines and we determine that such decline is other-than-temporary, we may be required to further impair our investment and recognize the related investment loss, which would adversely affect our results of operations and financial position in the period of impairment. Furthermore, there can be no assurance that we will be able to dispose of some or all of our investment in Cash Converters on favorable terms, should we decide to do so in the future.

Our ability to recover our investments in other companies (such as our indirect investment in Simple Management Group, Inc. and our investment in Rich Data Corporation) is heavily dependent on the success and performance of those companies, including their respective ability to obtain further debt or equity financing.
We have certain investments in other companies. See Note 1: Organization and Summary of Significant Accounting Policies — Investments of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” Our ability to recover our investment in these companies is heavily dependent on their success and performance, potentially including their ability to obtain further debt or equity financing. To the extent that any of such companies is not successful, we may be required in future periods to impair our investment and recognize related investment losses.
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
The carrying value of our goodwill was $302.4 million, or approximately 21% of our total assets, as of September 30, 2023. We test goodwill and intangible assets with an indefinite life for potential impairment annually, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units.
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
We have outstanding a total of $367.8 million of convertible notes. See Note 9: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” If the conversion feature of any of those convertible notes is triggered, holders will be entitled to convert the notes at their option at any time during specified periods. If one or more holders elect to convert their notes, we may be required, or may choose, to settle the obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Our certificate of incorporation currently authorizes us to issue up to 100 million shares of Class A Common Stock. Taking into consideration the shares that are issued and outstanding, as well as the shares that have been reserved for issuance pursuant to convertible notes, outstanding equity incentive compensation awards and the conversion of the Class B Common Stock, we had approximately 3.0 million shares of authorized Class A Common Stock available for other uses as of September 30, 2023. We expect that number will be reduced to 2.1 million following the issuance of currently approved Long-Term Incentive awards in November 2023. Therefore, our ability to issue shares of Class A Common Stock (other than pursuant to the existing reserved-for commitments), or securities or instruments that are convertible into or exchangeable for shares of Class A Common Stock, may be limited until such time additional authorized, unissued and unreserved shares become available or unless we determine we are unlikely to issue all of the shares that are currently reserved. During this time, for example, our ability to complete equity or equity-linked financings or other transactions (including strategic acquisitions) that involve the issuance or potential issuance of Class A Common Stock may be limited. Further, our ability to offer equity-based compensation to our management team may also be limited, which could adversely affect our ability to align management’s incentives with stockholders or attract and retain key management personnel.
General Risks
Public health issues could adversely affect our financial condition, results of operations or liquidity.
Our business may be impacted by public health issues, such as COVID-19, other pandemics and the spread of contagious diseases. Such public health issues, and the government and consumer responses thereto, may (i) limit our ability to supply products and services to our customers as a result of store closures, reduced access to or foot traffic in our stores, or labor shortages, (ii) adversely affect the demand for our products and services or (iii) cause other unforeseen negative developments. Any of these factors may adversely affect our financial condition, results of operations or liquidity.
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
We face other risks discussed under “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk.”
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
As of September 30, 2023, we had a total of 1,231 stores, 529 of which are located in the U.S., with 45% located in Texas, 17% in Florida and the remainder spread across 17 other states. We also have 549 locations in Mexico, 117 in Guatemala, 18 in El Salvador, and 18 in Honduras.
In addition to our store leases, we lease approximately 120,000 square feet of corporate office space in Austin, Texas (82,663 square feet of which is being subleased or made available for sublease to other tenants). We lease other corporate office space in Mexico (8,600 square feet), Guatemala (3,500 square feet), El Salvador (4,500 square feet) and Honduras (1,200 square feet).
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Non-Voting Common Stock (“Class A Common Stock”) is traded on the NASDAQ Stock Market under the symbol “EZPW.” As of November 1, 2023, there were approximately 71 stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of November 1, 2023. As of September 30, 2023, the closing sales price of our Class A Common Stock, as reported by the NASDAQ Stock Market, was $8.25 per share.
Stock Performance Graph
The following Stock Performance Graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol: IXIC) and the NASDAQ Other Financial Index (ticker symbol: IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2018. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
2018
2019
2020
2021
2022
2023
EZCORP, INC.
NASDAQ Composite Index
NASDAQ Other Finance Index

Company Index	2018	2019	2020	2021	2022	2023
EZCORP, INC.	$100.00	$60.37	$47.01	$70.75	$72.06	$77.10
NASDAQ Composite Index	$100.00	$99.42	$138.79	$179.57	$131.43	$164.29
NASDAQ Other Finance Index	$100.00	$111.30	$116.51	$141.80	$97.71	$118.76
Share Repurchase Activity
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended September 30, 2023. All repurchases during the quarter were made in open market transactions at prevailing market prices and were executed pursuant to a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934.

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
	(in thousands, except number of shares and average price information)
July 1, 2023 through July 31, 2023	113,182	$8.83	113,182	$38,003
August 1, 2023 through August 31, 2023	109,845	$8.81	109,845	$37,036
September 1, 2023 through September 30, 2023	128,372	$8.04	128,372	$36,004
Quarter ended September 30, 2023	351,399	$8.54	351,399	$36,004

(1)	On May 3, 2022, the Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $50 million of our Class A Non-Voting common shares over a three-year period. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of EZCORP, Inc. and its subsidiaries (collectively, “we,” “us”, “our” or the “Company”) for the two-year period ended September 30, 2023. The following discussion should be read together with our consolidated financial statements and accompanying notes included in “Part II, Item 8 — Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements, and our actual results could differ materially from those anticipated in these forward-looking statements. See “Part I, Item 1A — Risk Factors” and “Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results” below.
Results of Operations
Non-GAAP Financial Information
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide certain other non-GAAP financial information on a constant currency basis (“constant currency”) and “same store” basis. We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos, Guatemalan quetzales and other Latin American currencies. We analyze results on a same store basis (which is defined as stores open during the entirety of the comparable periods) to better understand existing store performance without the influence of increases or decreases resulting solely from changes in store count. We believe presentation of constant currency and same store results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations (in the case of constant currency) and our store operations (in the case of same store results) and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a better understanding and evaluation of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not rather than or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the fiscal years ended September 30, 2023 and 2022 were as follows:

	September 30,		Twelve Months Ended September 30,
	2023	2022	2023	2022

Mexican peso	17.4	20.1	18.3	20.4
Guatemalan quetzal	7.7	7.6	7.6	7.5
Honduran lempira	24.5	24.1	24.3	24.1
Australian dollar	1.6	1.6	1.5	1.4

Operating Results
Fiscal 2023 vs. Fiscal 2022
These tables, as well as the discussion that follows, should be read in conjunction with the accompanying consolidated financial statements and related notes.
Summary Financial Data
The following table presents selected summary consolidated financial data for fiscal 2023 and fiscal 2022.

	Fiscal Year Ended September 30,		Change
(in thousands)	2023	2022

Gross profit:
Pawn service charges	$383,772	$320,865	20%

Merchandise sales	615,446	532,886	15%
Merchandise sales gross profit	220,667	203,504	8%
Gross margin on merchandise sales	36%	38%	(200) bps

Jewelry scrapping sales	49,528	32,033	55%
Jewelry scrapping gross profit	5,104	3,337	53%
Gross margin on jewelry scrapping sales	10%	10%	0 bps

Other revenues, net	295	441	(33)%
Gross profit	609,838	528,147	15%

Store expenses	418,574	357,417	17%
General and administrative	67,529	64,342	5%
Impairment of goodwill, intangible and other assets	4,343	—	*
Depreciation and Amortization	32,131	32,140	—%
Loss (gain) on sale or disposal of assets and other	208	(674)	(131)%
Other income	(5,097)	—	*
Total operating expenses	517,688	453,225	14%

Interest expense	16,456	9,972	65%
Interest income	(7,470)	(817)	*
Equity in net loss (income) of unconsolidated affiliates	28,459	(1,779)	*
Other expense (income)	3,072	(167)	*
Total non-operating expenses	40,517	7,209	462%

Income before income taxes	51,633	67,713	(24)%
Income tax expense	13,170	17,553	(25)%
Net income	$38,463	$50,160	(23)%

Net pawn earning assets:
Pawn loans	$245,766	$210,009	17%
Inventory, net	166,477	151,615	10%
Total net pawn earning assets	$412,243	$361,624	14%

*	Represents a percentage computation that is not mathematically meaningful.

Pawn loans outstanding (“PLO”) increased $35.8 million (17%) to $245.8 million due to improved operational performance and continued strong pawn demand.
Total revenues increased $162.8 million (18%) and gross profit increased 15%, reflecting improved pawn service charge (“PSC”) revenue, merchandise sales and merchandise sales gross profit.
PSC increased $62.9 million (20%) as a result of higher average PLO and yields. Merchandise sales increased $82.6 million (15%), driven primarily by our continued focus on customer engagement, pricing merchandise to maintain strong inventory turnover and an increase in stores. Merchandise sales gross margin remains within our targeted range at 36%.
Operating expenses increased $64.5 million (14%) primarily due to (a) a $61.2 million increase in store expenses as a result of increased labor in-line with store activity, higher store count and, to a lesser extent, expenses related to our loyalty program and (b) a $3.2 million increase in general and administrative expenses primarily due to an increase in costs related to incentive compensation, insurance and our Workday implementation, partially offset by the litigation accrual charge of $2.0 million recorded in the prior period.
Total non-operating expenses increased $33.3 million (462%), primarily due to the net loss on our share of losses in Cash Converters’ net results related to their non-cash goodwill impairment charge and interest expense. Interest expense increased $6.5 million, primarily driven by the net loss recorded on the partial extinguishments of the 2024 convertible notes and 2025 convertible notes, and higher average total debt outstanding at overall higher average effective interest rates due to the issuance of the 2029 convertible notes in December 2022. See Note 9: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for further discussion.
Income tax expense decreased $4.4 million primarily due to the decrease in income before income taxes of $16.1 million, offset by an increase in tax expense for the non-deductible loss realized on the refinancing of the convertible notes in the current year. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations. See Note 11: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.

U.S. Pawn
The following table presents selected summary financial data from our U.S. Pawn segment:

	Fiscal Year Ended September 30,		Change
(in thousands)	2023	2022

Gross profit:
Pawn service charges	$285,919	$240,982	19%

Merchandise sales	432,578	391,958	10%
Merchandise sales gross profit	164,704	161,717	2%
Gross margin on merchandise sales	38%	41%	(300) bps

Jewelry scrapping sales	43,305	25,739	68%
Jewelry scrapping sales gross profit	5,596	2,984	88%
Gross margin on jewelry scrapping sales	13%	12%	100 bps

Other revenues	119	83	43%
Gross profit	456,338	405,766	12%

Segment operating expenses:
Store expenses	299,319	266,114	12%
Depreciation and amortization	10,382	10,552	(2)%
Loss on sale or disposal of assets and other	115	51	125%
Segment operating contribution	146,522	129,049	14%
Other segment income	(2)	(2)	—%
Segment contribution	$146,524	$129,051	14%

Other data:
Average monthly ending pawn loan balance per store (a)	$327	$287	14%
Monthly average yield on pawn loans outstanding	14%	13%	100 bps
Pawn collateral - general merchandise	34%	36%	(6)%
Pawn collateral - jewelry	66%	64%	3%

(a)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
PLO continued to increase, ending the year at $190.6 million, up 17% in total and 13% on a same store basis due to improved customer service and increased pawn demand.
Total revenues increased 16% and gross profit increased 12%, primarily due to increased PSC.
PSC increased 19% as a result of higher average PLO and yields.
Merchandise sales increased 10%, primarily driven by our continued focus on customer engagement and pricing merchandise to maintain strong inventory turnover. Offsetting the sales increase, merchandise sales gross margin decreased 300 bps to 38%, reflecting a return to normalized margins.
Store expenses increased 12% (10% on a same store basis), primarily due to increased labor in-line with store activity, higher store count and, to a lesser extent, expenses related to our loyalty program.
Segment contribution increased $17.5 million due to the changes described above.
During fiscal 2023, segment net store count in our U.S. pawn segment increased by 14 due to the acquisition of 12 stores, the opening of 3 de novo stores and the consolidation of 1 store.

Latin America Pawn
The following table presents selected summary financial data from our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Financial Information” above.

	Fiscal Year Ended September 30,
(in thousands)	2023 (GAAP)	2022 (GAAP)	Change (GAAP)	2023 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$97,853	$79,883	22%	$90,605	13%

Merchandise sales	182,868	140,928	30%	167,810	19%
Merchandise sales gross profit	55,963	41,787	34%	51,368	23%
Gross margin on merchandise sales	31%	30%	100 bps	31%	100 bps

Jewelry scrapping sales	6,223	6,294	(1)%	5,778	(8)%
Jewelry scrapping sales gross profit	(492)	353	(239)%	(445)	(226)%
Gross margin on jewelry scrapping sales	(8)%	6%	(1,400) bps	(8)%	(1,400) bps

Other revenues, net	121	247	(51)%	113	(54)%
Gross profit	153,445	122,270	25%	141,641	16%

Segment operating expenses:
Store expenses	119,255	91,303	31%	109,552	20%
Depreciation and amortization	9,191	7,913	16%	8,412	6%
Other income	(5,097)	—	100%	(4,481)	100%
Segment operating contribution	30,096	23,054	31%	28,158	22%
Other segment income (a)	(1,562)	(1,000)	56%	(1,723)	72%
Segment contribution	$31,658	$24,054	32%	$29,881	24%

Other data:
Average monthly ending pawn loan balance per store (b)	$73	$64	14%	$67	5%
Monthly average yield on pawn loans outstanding	17%	16%	100 bps	17%	100 bps
Pawn collateral - general merchandise	68%	72%	(6)%	67%	(7)%
Pawn collateral - jewelry	32%	28%	14%	33%	18%

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Fiscal 2023 and 2022 constant currency amounts exclude net GAAP basis foreign currency transaction loss of $0.4 million and a minimal loss, respectively, resulting from movement in exchange rates.
(b)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.

	2023 Change (GAAP)	2023 Change (Constant Currency)
Same Store data: (a)
PLO	16%	4%
PSC	20%	11%
Merchandise Sales	24%	14%
Merchandise Sales Gross Profit	45%	33%
Store Expenses	26%	15%

(a)	Stores open at the end of the period included in the same store calculation were 651.
PLO improved to $55.1 million, up 19% (7% on constant currency basis). On a same store basis, PLO increased 16% (4% on a constant currency basis) as consumer demand increased.
Total revenues were up 26% (16% on a constant currency basis), while gross profit increased by 25% (16% on a constant currency basis), primarily due to increased PSC, higher merchandise sales and improved gross profit.

PSC increased 22% (13% on constant currency basis) as a result of higher average PLO and yields.
Merchandise sales increased 30% (19% on a constant currency basis) and 24% on a same store basis (14% on a constant currency basis). Merchandise sales increase was driven primarily by our continued focus on customer engagement, pricing merchandise to maintain strong inventory turnover and increase in stores. Merchandise sales gross margin increased 100 bps to 31%, within our target range.
Store expenses increased $28.0 million, up 31% (20% on a constant currency basis), primarily due to increases in minimum wage and headcount, higher store count and, to a lesser extent, expenses related to our loyalty program and rent. Same-store expenses increased 26% (15% on a constant currency basis).
Segment contribution was up 32% to $31.7 million (24% on a constant currency basis). This increase was primarily due to the reversal of contingent consideration liability in connection with a previously completed acquisition, which was recorded to “Other income,” and the changes in revenue and store expenses described above.
During fiscal 2023, net store count in our Latin America pawn segment increased by 42 due to the opening of 44 de novo stores and the consolidation of 2 stores.
Other Investments and Cash Converters
The following table presents selected summary financial data for our Other Investments and Cash Converters segments after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Fiscal Year Ended September 30,		Change
(in thousands)	2023	2022

Gross profit:
Consumer loan fees and interest	$55	$111	(50)%
Gross profit	55	111	(50)%

Segment operating expenses:
Interest income	(1,500)	—	100%
Equity in net loss (income) of unconsolidated affiliates	28,459	(1,779)	*
Segment operating (loss) contribution	(26,904)	1,890	*

Other segment loss	31	52	(40)%
Segment (loss) contribution	$(26,935)	$1,838	*

*	Represents a percentage computation that is not mathematically meaningful.

Segment loss was $26.9 million, a decrease of $28.8 million, primarily due to the net loss on our share of Cash Converters’ net results related to their non-cash goodwill impairment charge.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income, including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,		Change
(in thousands)	2023	2022

Segment contribution	$151,247	$154,943	(2)%
Corporate expenses (income):
General and administrative	67,532	64,342	5%
Impairment of goodwill and intangibles	4,343	—	*
Depreciation and amortization	12,558	13,675	(8)%
Loss (gain) on sale or disposal of assets and other	382	(688)	(156)%
Interest expense	16,456	9,972	65%
Interest income	(4,829)	—	*
Other expense (income)	3,172	(71)	*
Income before income taxes	51,633	67,713	24%
Income tax expense	13,170	17,553	25%
Net income	$38,463	$50,160	23%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution decreased $3.7 million or 2%, primarily due to the net loss on our share of losses in Cash Converters’s net results related to their non-cash goodwill impairment charge, partially offset by the improved operating results of the segments above.
General and administrative expenses increased $3.2 million (5%), primarily due to the impact related to the reversal of incentive compensation for the departed CEO in the prior year and to a lesser extent, an overall increase in incentive-based compensation, and costs primarily related to our Workday implementation, partially offset by the litigation accrual charge of $2.0 million recorded in the prior period.
Interest expense increased $6.5 million (65%), primarily driven by the net loss recorded on the partial extinguishments of the 2024 convertible notes and 2025 convertible notes, and higher average total debt outstanding at overall higher average effective interest rates due to the issuance of the 2029 convertible notes during December 2022. See Note 9: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for further discussion.
Interest income increased $4.8 million, due primarily to our treasury management with increased market interest rates.
Income tax expense decreased $4.4 million primarily due to a decrease in income before income taxes of $16.1 million, offset by an increase in tax expense for the non-deductible loss realized on the refinancing of the convertible notes in the current year. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations. See Note 11: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
Fiscal 2022 vs. Fiscal 2021
The Results of Operations discussion for fiscal 2022 vs. fiscal 2021 is located in “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2022.

Liquidity and Capital Resources
Cash and Cash Equivalents
Our cash and equivalents balance was $220.6 million at September 30, 2023 compared to $206.0 million at September 30, 2022. Our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Cash Flows
The table and discussion below present a summary of the sources and uses of our cash:

	Fiscal Year Ended September 30,		Change
(in thousands)	2023	2022

Cash flows provided by operating activities	$101,834	$66,535	53%
Cash flows used in investing activities	(110,886)	(113,283)	(2)%
Cash flows provided by (used in) financing activities	23,692	(2,832)	*
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(41)	325	(113)%
Net increase (decrease) in cash and cash equivalents and restricted cash	$14,599	$(49,255)	130%

*	Represents a percentage computation that is not mathematically meaningful.
The $35.3 million increase in cash flows provided by operating activities was primarily due to an increase in net income (when considering adjustments for non-cash items affecting net income) as well as changes in working capital primarily related to the timing of payments of income taxes, inventory, prepaid expenses and accounts payable.
The $2.4 million decrease in cash flows used in investing activities was primarily due to an increase of $33.4 million in net pawn lending outflows and a $29.8 million net increase in cash flows used to fund acquisitions, strategic investments and capital expenditures, the largest of which is $15.0 million related to a note receivable from Founders, as discussed in Note 5: Strategic Investments in Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” These were offset by a $61.9 million increase in cash inflows from the sale of forfeited collateral.
The $26.5 million increase in cash flows provided by financing activities was primarily related to the December 2022 financing of the 2029 Convertible Notes, in which we issued $230.0 million principal amount of 3.750% Convertible Senior Notes Due 2029 offset by the extinguishment of approximately $109.4 million aggregate principal amount of our 2024 Convertible Notes for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of our 2025 Convertible Notes for approximately $62.9 million plus accrued interest. In addition, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase 578,703 shares of our Class A common stock from purchasers of the notes in privately negotiated transactions. Further, the Company repurchased and retired 1,389,102 shares of our Class A Common Stock for $12.0 million under the Common Stock Repurchase Program during the fiscal year ended September 30, 2023.
The net effect of these changes was a $14.6 million increase in cash on hand during the current year, resulting in a $229.0 million ending cash and restricted cash balance.
Sources and Uses of Cash
In December 2022, we issued $230.0 million aggregate principal amount of 2029 Convertible Notes. In conjunction with the issuance of the 2029 Convertible Notes, we extinguished approximately $109.4 million aggregate principal amount of our 2024 Convertible Notes for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of our 2025 Convertible Notes for approximately $62.9 million plus accrued interest. In addition, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase 578,703 shares of our Class A common stock from purchasers of the notes in privately negotiated transactions. See Note 9: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” The shares repurchased in conjunction with the transactions discussed above were authorized separately from, and not considered part of, the publicly announced share repurchase program referred to below.
In May 2022, our Board of Directors (the “Board”) authorized the repurchase of up to $50 million of our Class A Common Stock over 3 years. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.

The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board has reserved the right to modify, suspend or terminate the program at any time. Through September 30, 2023, we have repurchased and retired 1,627,045 shares of our Class A Common Stock for $14.0 million, which amount was allocated between “Additional paid-in capital” and “Retained earnings” in our Consolidated Balance Sheets.
We anticipate that cash flows from operations and cash on hand will be adequate to fund ongoing operations, deb service requirements, tax payments, any future stock repurchases, strategic investments, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through fiscal 2024. We continue to explore acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Depending on the level of acquisition activity and other factors, our ability to repay our longer term debt obligations, including the convertible debt maturing in 2024, 2025 and 2029, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.
Convertible Notes
For a description of the terms of our convertible notes, including the associated conversion and other related features and transactions, see Note 9: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
Contractual Obligations
Below is a summary of our cash needs to meet future aggregate contractual obligations as of September 30, 2023:

		Payments due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligations (a)	$367,762	$34,389	$103,373	$—	$230,000
Interest on long-term debt obligations	58,535	11,822	18,682	17,250	10,781
Lease obligations (b)	310,275	76,290	124,035	69,358	40,592
Total (c) (d)	$736,572	$122,501	$246,090	$86,608	$281,373
(a)    Excludes debt discount and deferred financing costs as well as convertible features.
(b)    Excludes $6.7 million in sublease payments expected to be received.
(c)    No provision for uncertain tax benefits has been reflected in the contractual obligations table as the timing of any such payment is uncertain. See Note 11: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.” Additionally, no provision for insurance reserves, deferred compensation arrangements, or other liabilities totaling $6.6 million has been included as the timing of such payments are uncertain.
(d)    Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for the accrued portions of interest and lease obligations which are included in interest on long-term debt obligations and lease obligations captions above.
In addition to the lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. During the fiscal year ended September 30, 2023, these collectively amounted to $16.3 million.
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

Pawn Loan Revenue Recognition
We record PSC using the effective interest method over the life of the loan for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. As of September 30, 2023, the balance of our PSC receivable was $38.9 million. Assuming the average forfeiture rate increased or decreased by 10%, our pawn service charges receivable balance as of September 30, 2023 would have increased or decreased by approximately $1.2 million.
Inventory and Cost of Goods Sold
We consider our estimates of obsolete or slow-moving inventory and shrinkage in determining the appropriate overall valuation allowance for inventory. We monitor our sales margins for each type of inventory on an ongoing basis and compare to historical margins. Significant variances in those margins may require a revision to future inventory reserve estimates. We have historically revised our reserve pertaining to jewelry inventory depending on the current price of gold and resulting trends in margins. Future declines in gold prices may cause an increase in reserve rates pertaining to jewelry inventory. As of September 30, 2023, the gross balance of our inventory was $169.1 million, for which we have included reserves of $2.7 million. Assuming the reserve rates were increased or decreased by 10%, our inventory reserve balance as of September 30, 2023 would have increased or decreased by approximately $0.3 million.
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
The results of the impairment analyses for fiscal year 2023 and fiscal year 2022 are discussed in Note 8: Goodwill and Intangible Assets of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data.”
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
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the U.S. on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability related to foreign withholding taxes of our undistributed earnings of foreign subsidiaries indefinitely invested outside the U.S.

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
For a discussion of these important risk factors, see “Part I, Item 1A — Risk Factors.”
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
The translation adjustment from Cash Converters through June 30, 2023 (included in our September 30, 2023 results on a three-month lag) was a $4.4 million increase to stockholders’ equity, excluding income tax impacts. As of September 30, 2023, $1.00 Australian dollar was essentially flat at $0.6452 U.S. as compared to $0.6480 in the prior year.
The translation adjustment from Latin America primarily representing the change of the Mexican peso during the fiscal year ended September 30, 2023 was a $20.9 million increase to stockholders’ equity. As of September 30, 2023, the Mexican peso strengthened approximately 16% to $1.00 Mexican to $0.0574 U.S. from $0.0495 U.S. as of September 30, 2022. As of September 30, 2023, the Guatemalan quetzal strengthened approximately 5% Q1.00 Guatemalan to $0.1302 U.S. from $0.1243 U.S. as of September 30, 2022. We have currently assumed indefinite reinvestment of earnings and capital in Latin America. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. (the “Company”) as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated November 15, 2023, expressed an unqualified opinion thereon.
Change in Accounting Principle
As is discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for convertible debt as of October 1, 2021, due to the adoption of Accounting Standards Update 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815–40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Accounting for Convertible Debt
As described in Note 9 to the Company’s consolidated financial statements, in December 2022, the Company issued $230.0 million aggregate principal amount of 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”). The 2029 Convertible Notes contain certain conversion, redemption, and other embedded features that require the Company to assess if such features are embedded derivatives that require bifurcation from the 2029 Convertible Notes, and are to be accounted for separately. The Company determined the embedded features did not require bifurcation from the 2029 Convertible Notes, and therefore were not accounted for separately.

We identified the Company’s accounting for the 2029 Convertible Notes as a critical audit matter. Determination of the accounting treatment for the 2029 Convertible Notes required complex evaluation in order to: (a) identify the embedded conversion, redemption, and other features present within the 2029 Convertible Notes, and (b) assess if the conditions requiring one or more of the identified embedded features to be bifurcated were satisfied. Auditing management’s conclusions required an increased level of audit effort, including the involvement of professionals with specialized skill and knowledge in the accounting treatment for embedded derivatives.
The primary procedures we performed to address this critical audit matter included:
•Analyzing the terms included in the 2029 Convertible Notes Indenture, to assess the appropriateness of management's conclusion on the accounting treatment for the 2029 Convertible Notes.
•Utilizing personnel with specialized skill and knowledge in the relevant technical accounting guidance to (a) assist with identifying the embedded conversion, redemption and other features present within the 2029 Convertible Notes, and (b) assist with evaluating the appropriateness of management’s conclusions regarding bifurcation of the embedded features.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2015.
Dallas, Texas
November 15, 2023

EZCORP, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share and per share amounts)	2023	2022

Assets:
Current assets:
Cash and cash equivalents	$220,595	$206,028
Restricted cash	8,373	8,341
Pawn loans	245,766	210,009
Pawn service charges receivable, net	38,885	33,476
Inventory, net	166,477	151,615
Prepaid expenses and other current assets	39,623	34,694
Total current assets	719,719	644,163
Investments in unconsolidated affiliates	10,987	37,733
Other investments	36,220	24,220
Property and equipment, net	68,096	56,725
Right-of-use assets, net	234,388	221,405
Goodwill	302,372	286,828
Intangible assets, net	58,216	56,819
Notes receivable, net	—	1,215
Deferred tax asset, net	25,702	12,145
Other assets, net	12,011	6,625
Total assets	$1,467,711	$1,347,878

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$34,265	$—
Accounts payable, accrued expenses and other current liabilities	81,605	84,509
Customer layaway deposits	18,920	16,023
Operating lease liabilities, current	57,182	52,334
Total current liabilities	191,972	152,866
Long-term debt, net	325,847	312,903
Deferred tax liability, net	435	373
Operating lease liabilities	193,187	180,756
Other long-term liabilities	10,502	8,749
Total liabilities	721,943	655,647
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A Non-Voting Common Stock, par value $0.01 per share; shares authorized: 100 million; 51,869,569 issued and outstanding as of September 30, 2023; and issued and outstanding of 53,454,885 as of September 30, 2022	519	534
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171 as of September 30, 2023 and 2022	30	30
Additional paid-in capital	346,181	345,330
Retained earnings	431,140	402,006
Accumulated other comprehensive loss	(32,102)	(55,669)
Total equity	745,768	692,231
Total liabilities and equity	$1,467,711	$1,347,878
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, except per share amounts)	2023	2022	2021

Revenues:
Merchandise sales	$615,446	$532,886	$442,798
Jewelry scrapping sales	49,528	32,033	26,025
Pawn service charges	383,772	320,865	260,196
Other revenues	295	441	532
Total revenues	1,049,041	886,225	729,551
Merchandise cost of goods sold	394,779	329,382	257,218
Jewelry scrapping cost of goods sold	44,424	28,696	22,848
Gross profit	609,838	528,147	449,485
Operating expenses:
Store expenses	418,574	357,417	330,837
General and administrative	67,529	64,342	56,495
Impairment of other assets	4,343	—	—
Depreciation and amortization	32,131	32,140	30,672
Loss (gain) on sale or disposal of assets and other	208	(674)	83
Other (income) expense	(5,097)	—	229
Total operating expenses	517,688	453,225	418,316
Operating income	92,150	74,922	31,169
Interest expense	16,456	9,972	22,177
Interest income	(7,470)	(817)	(2,477)
Equity in net loss (income) of unconsolidated affiliates	28,459	(1,779)	(3,803)
Other expense (income)	3,072	(167)	(790)
Income before income taxes	51,633	67,713	16,062
Income tax expense	13,170	17,553	7,450
Net income	$38,463	$50,160	$8,612

Basic earnings per share	$0.69	$0.89	$0.15
Diluted earnings per share	$0.53	$0.70	$0.15

Weighted-average basic shares outstanding	55,586	56,498	55,744
Weighted-average diluted shares outstanding	80,865	82,400	55,949
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021

Net income	$38,463	$50,160	$8,612
Other comprehensive income:
Foreign currency translation adjustment, net of income tax expense for our investment in unconsolidated affiliate of $666, $229 and $280 for the years ended September 30, 2023, 2022 and 2021, respectively	23,567	2,746	9,653
Comprehensive income	$62,030	$52,906	$18,265
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Par Value		Retained Earnings

Balances as of October 1, 2020	55,303	$551	$398,475	$318,169	$(68,068)	$649,127
Stock compensation	—	—	3,946	—	—	3,946
Transfer of consideration for current period acquisition	213	2	1,545	—	—	1,547
Transfer of consideration for prior period acquisition	33	—	185	—	—	185
Release of restricted stock	508	7	—	—	—	7
Taxes paid related to net share settlement of equity awards	—	—	(839)	—	—	(839)
Foreign currency translation gain	—	—	—	—	9,653	9,653
Net income	—	—	—	8,612	—	8,612
Balances as of September 30, 2021	56,057	$560	$403,312	$326,781	$(58,415)	$672,238
Stock compensation	—	—	5,053	—	—	5,053
Transfer of consideration for other investment	213	2	1,498	—	—	1,500
Release of restricted stock	393	4	—	—	—	4
Taxes paid related to net share settlement of equity awards	—	—	(792)	—	—	(792)
Cumulative effect of adoption of ASU 2020-06 (Note 1)	—	—	(62,804)	26,166	—	(36,638)
Foreign currency translation gain	—	—	—	—	2,746	2,746
Purchase and retirement of treasury stock	(238)	(2)	(937)	(1,101)	—	(2,040)
Net income	—	—	—	50,160	—	50,160
Balances as of September 30, 2022	56,425	$564	$345,330	$402,006	$(55,669)	$692,231
Stock compensation	—	—	9,539	—	—	9,539
Transfer of equity consideration for acquisition	10	—	99	—	—	99
Release of restricted stock, net of shares withheld for taxes	373	5	—	—	—	5
Taxes paid related to net share settlement of equity awards	(1)	—	(1,148)	—	—	(1,148)
Foreign currency translation gain	—	—	—	—	23,567	23,567
Purchase and retirement of treasury stock	(1,967)	(20)	(7,639)	(9,329)	—	(16,988)
Net income	—	—	—	38,463	—	38,463
Balances as of September 30, 2023	54,840	$549	$346,181	$431,140	$(32,102)	$745,768
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021

Operating activities:
Net income	$38,463	$50,160	$8,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,131	32,140	30,672
Amortization of debt discount and deferred financing costs	1,561	1,433	13,797
Non-cash lease expense	56,937	52,201	48,480
Deferred income taxes	(12,802)	4,945	3,283
Impairment of other assets	4,343	—	—
Other adjustments	(2,890)	2,511	(185)
Provision for inventory reserve	603	(2,253)	(8,003)
Stock compensation expense	9,539	5,053	3,946
Equity in net loss (income) from investment in unconsolidated affiliates	28,459	(1,779)	(3,803)
Net loss on extinguishment of debt	3,545	—	—
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	(4,204)	(4,572)	(7,332)
Inventory	(4,810)	(15,341)	371
Prepaid expenses, other current assets and other assets	(1,814)	3,238	7,373
Accounts payable, accrued expenses and other liabilities	(61,522)	(65,141)	(54,209)
Customer layaway deposits	1,376	3,359	1,256
Income taxes	12,919	(2,785)	2,180
Dividends from unconsolidated affiliates	—	3,366	—
Net cash provided by operating activities	101,834	66,535	46,438
Investing activities:
Loans made	(821,725)	(740,057)	(601,638)
Loans repaid	458,854	410,523	351,092
Recovery of pawn loan principal through sale of forfeited collateral	336,349	274,423	208,551
Capital expenditures, net	(40,446)	(31,895)	(23,601)
Acquisitions, net of cash acquired	(14,874)	(1,850)	(19,015)
Issuance of note receivable	(15,500)	(1,000)	—
Investment in unconsolidated affiliate	(2,133)	(6,927)	—
Investment in other investments	(15,000)	(16,500)	—
Dividends from unconsolidated affiliates	3,589	—	—
Net cash used in investing activities	(110,886)	(113,283)	(84,611)
Financing activities:
Taxes paid related to net share settlement of equity awards	(1,148)	(792)	(839)
Proceeds from borrowings	230,000	—	—
Debt issuance cost	(7,458)	—	—
Cash paid on extinguishment of debt	(1,951)	—	—
Payments on assumed debt and other borrowings	(178,488)	—	(15,414)
Purchase and retirement of treasury stock	(16,988)	(2,040)	—
Payments of finance leases	(275)	—	—
Net cash provided by (used in) financing activities	23,692	(2,832)	(16,253)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(41)	325	5,497
Net increase (decrease) in cash and cash equivalents and restricted cash	14,599	(49,255)	(48,929)
Cash and cash equivalents and restricted cash at beginning of period	214,369	263,624	312,553
Cash and cash equivalents and restricted cash at end of period	$228,968	$214,369	$263,624

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
As of September 30, 2023, we operated a total of 1,231 locations, consisting of:
•529 United States pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);
•549 Mexico pawn stores (operating primarily as Empeño Fácil and Cash Apoyo Efectivo); and
•153 pawn stores in Guatemala, El Salvador and Honduras (operating as GuatePrenda and MaxiEfectivo).
We have an equity interest (43.7% as of September 30, 2023) in Cash Converters International Limited (“Cash Converters”), a publicly traded company (ASX:CCV) headquartered in Perth, Western Australia. Cash Converters and its controlled companies comprise a diverse group generating revenues from franchising, store operations, personal finance (including pawn transactions) and vehicle finance, in over 600 stores across 14 countries. Additionally, we own a preferred interest in Founders One, LLC (“Founders”) that has majority ownership in Simple Management Group, Inc. (“SMG”).
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
Pawn Loans and Revenue Recognition
Our pawn loans are fully collateralized and the carrying values are based on the initial amounts loaned to customers. We record pawn service charges using the effective interest method over the life of the pawn loans for all pawn loans we believe to be collectible. We base our estimate of collectability on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectability and affect our results of operations and financial condition. If a pawn loan is not repaid, the forfeited collateral is recorded as inventory at the lower of the principal balance of the pawn loan or the net realizable value of the item. As of September 30, 2023, consolidated pawn loans outstanding was $245.8 million, of which $95.5 million (39%) is attributable to stores in Texas and $25.7 million (10%) is attributable to stores in Florida.

Merchandise Sales Revenue Recognition
Our performance obligations for merchandise sales primarily relate to point in time retail sales in our stores. We recognize the satisfaction of the performance obligations and record merchandise sales revenue and the related costs when merchandise inventory is sold and delivered to the customer or, in the case of a layaway sale, when we receive the final payment. Customer layaway deposits are recorded as liabilities when a customer provides a deposit for merchandise. Customer layaway deposits are generally refundable upon cancellation. Our customer layaway deposits balance as of September 30, 2023, 2022 and 2021 was $18.9 million, $16.0 million and $12.6 million, respectively, and are generally recognized as revenue within a one-year period. Customers have a limited period of time to return merchandise for a refund or exchange, and actual returns for refunds are not material. Sales taxes collected on sales of inventory are excluded from the amounts recognized as merchandise sales and are recorded as “Accounts payable, accrued expenses and other current liabilities” in our Consolidated Balance Sheets until remitted to the appropriate governmental authorities.
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
In order to state inventory at the lower of cost or net realizable value, we record an allowance for excess, obsolete or slow-moving inventory based on the type and age of the underlying merchandise. Our inventory consists primarily of general merchandise and jewelry. “Merchandise cost of goods sold” as recorded in our Consolidated Statements of Operations includes the historical cost of inventory sold, inventory shrinkage and any change in the allowance for inventory shrinkage and valuation. We include the costs of operating our central jewelry processing unit as “Jewelry scrapping cost of goods sold” in our Consolidated Statements of Operations as such costs relate directly to sales of precious metals and stones to refiners.
We consider our estimates of obsolete or slow-moving inventory and shrinkage critical to the determination of the appropriate overall valuation allowance for inventory. We continually monitor our sales margins for each type of inventory and compare the current margins to historical margins. Significant variances in those margins may require a revision to future inventory reserve estimates. We determine our reserve pertaining to jewelry inventory based on the current and projected prices of gold. Future declines in the value of gold may result in an increase in reserves pertaining to jewelry inventory.
Situations that may result in excess or obsolete inventory include changes in business and economic conditions, changes in consumer confidence caused by changes in market conditions, decreases in demand for our products or inventory obsolescence resulting from changes in technology.
With respect to our Mexico pawn operations, we do not own the forfeited collateral. However, we assume the risk of loss on such collateral and are solely responsible for its care and disposition and, therefore, record such collateral as inventory in our Consolidated Balance Sheets. As of September 30, 2023 and 2022, inventory related to our Mexico pawn operations was $31.4 million and $29.8 million, respectively.
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
Restricted Cash
Restricted cash consists of $0.3 million related to the acquisition of PLO del Bajio S. de. R.L. de C.V. as discussed in Note 3: Acquisitions and $8.1 million held in escrow pending the resolution of a pre-closing tax indemnity claim related to the sale of Grupo Finmart.

Investments
We account for our investment in Cash Converters under the equity method. Because the fiscal year of Cash Converters ends three months before our fiscal year, we record our interest from the results of Cash Converters on a three-month lag. Thus, the results of our operations reported for the fiscal years ended September 30, 2023, 2022 and 2021 include our percentage interest in the results of Cash Converters for the twelve-month periods ended June 30, 2023, 2022 and 2021, respectively.
During the first quarter of our fiscal year, we record our percentage interest in the results of Cash Converters for the three months ended June 30 based on an estimate of the results of Cash Converters for the three months ended March 31 of that year. Similarly, during the third quarter of our fiscal year, we record our percentage interest in the results of Cash Converters for the three months ended December 31 using the estimated results of Cash Converters for the three months ended September 30 of that year. Cash Converters files semi-annual financial reports with the Australian Securities & Investments Commission and the Australian Stock Exchange as of and for the periods ended June 30 and December 31. We use these publicly available financial reports to adjust the estimated amounts we recorded. The actual results of Cash Converters may vary from our estimates. Refer to Note 5: Strategic Investments for further details on our investment in Cash Converters.
We account for our investment in Rich Data Corporation (“RDC”) in accordance with ASC 321, Investments — Equity Securities, and we have elected to use the measurement alternative to measure this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. As of September 30, 2023 and 2022, the carrying value of our investment in RDC was $6.2 million.
Refer to Note 5: Strategic Investments for details on our investment in Founders.
Leases
We determine if an arrangement contains a lease at inception. We have elected not to recognize on the balance sheet leases with terms of one year or less as a practical expedient. Operating lease assets are included in Right-of-use assets, net and financing lease assets are included in Other assets, net on the Consolidated Balance Sheets. We enter into operating lease agreements for real estate related to pawn locations and corporate offices. We have entered into financing lease agreements mainly for motor vehicles.
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
We do not account for lease and non-lease components separately. Lease components generally include rent, taxes and insurance, and non-lease components generally include common area maintenance. Right-of-use assets are tested for impairment in the same manner as long-lived assets. We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. Our operating lease portfolio consists of pawn locations and corporate offices with lease terms ranging from three to ten years, including options to renew. Our financing lease terms range from two to five years. We generally account for the initial lease term of our pawn locations as up to ten years. Our primary corporate office is leased through March 2029 with annual escalating rent payments and includes two, five-year extension options at the end of the initial lease term.
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
Valuation of Long-Lived Assets
The carrying values of long-lived assets, inclusive of right-of-use (ROU) assets, are periodically reviewed whenever events or changes in circumstances indicate the carrying value may not be recoverable, such as historical operating losses or plans to close stores before the end of their previously estimated useful lives. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. We consider the assumptions associated with the determination of projected future cash flows to be a critical estimate. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value.
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
In evaluating whether our cloud computing arrangements include a software license, we consider whether we have the contractual right to take possession of the software at any time during the hosting period without significant penalty and whether it is feasible for us to either run the software on our own hardware or contract with another party unrelated to the vendor to host the software. If a cloud computing arrangement includes a software license, we account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, we account for the arrangement as a service contract. For cloud computing arrangements that meet the definition of a service contract, the Company capitalizes implementation costs incurred during the application development stage and until the software is ready for its intended use within Other assets, net in our Consolidated Balance Sheets and then amortizes the costs on a straight-line basis over the term of the contract. The hosting service fees are not considered an implementation cost and are treated as a prepaid expense and then the Company amortizes the costs on a straight-line basis over the term of the contract. Costs related to data conversion, training and other maintenance activities are expensed as incurred.
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

Convertible Debt Securities
On October 1, 2021, we early adopted Accounting Standards Update 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”) on a modified retrospective basis. Under ASU 2020-06, we no longer separate the convertible senior notes into liability and equity components. We recognized a cumulative effect of initially applying the ASU as an adjustment to the October 1, 2021 opening balance of retained earnings. The conversion option that was previously accounted for in equity under the cash conversion model was recombined into the convertible debt outstanding, and as a result, additional paid in capital and the related unamortized debt discount on the convertible senior notes were reduced. The removal of the remaining debt discounts recorded for this previous separation has the effect of increasing our net debt balance. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
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
Foreign Currency
Our foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities of our foreign subsidiaries' balance sheet accounts and our equity method investments are translated from their respective functional currencies into United States dollars at the exchange rate at the end of each quarter, and their earnings are translated into United States dollars at the average exchange rate each quarter. We present resulting translation adjustments as a separate component of stockholders’ equity. The cumulative translation adjustments associated with the net assets of foreign subsidiaries are the only amounts recorded in Accumulated Other Comprehensive Loss in the accompanying Consolidated Statements of Stockholders’ Equity.
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
Advertising
Advertising costs are expensed as incurred and included primarily within “Store expenses” in our Consolidated Statements of Operations. These costs were $4.9 million, $2.3 million and $1.6 million for fiscal 2023, 2022 and 2021, respectively. During fiscal years 2023 and 2022, we incurred $2.9 million and $0.3 million, respectively, related to digital advertising. The remaining for each year relates to general advertising costs.

Stock Compensation
We measure share-based compensation expense at the grant date based on the price of underlying shares at that date and recognize it as expense ratably over the vesting or service period, as applicable, of the stock award. Our policy is to recognize expense on performance-based awards, where satisfaction of the performance condition is probable, ratably over the awards’ vesting period and recognize expense on awards that only have service requirements on a straight-line basis. We recognize forfeitures as they occur when calculating share-based compensation expense.
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
We consider the earnings of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. We have not recorded a deferred tax liability related to the U.S. federal and state income taxes and foreign withholding taxes of our undistributed earnings of foreign subsidiaries indefinitely invested outside the U.S. We treat taxes due on future U.S. inclusions in taxable income related to Global Intangible Low-Taxed Income (“GILTI”) as a current-period expense when incurred.
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
Earnings per Share and Common Stock
We compute basic earnings per share based on the weighted average number of shares of common stock outstanding during the period. Upon our adoption of ASU 2020-06 on October 1, 2021, interest charges on the convertible debt are required to be added to net income and we calculate diluted earnings per share during the period using the if-converted method. Diluted net income (loss) and diluted weighted-average shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules. Dilutive potential common shares include outstanding restricted stock awards as well as shares issuable on conversion of our outstanding convertible debt securities. Potential common shares are required to be excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vest are greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. There were no participating securities outstanding during fiscal 2023, 2022 and 2021 requiring the application of the two-class method. When we are in a loss position for the period, dilutive securities are excluded from the calculation of earnings per share, as they would have an anti-dilutive effect.
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

Accrued charges at September 30, 2023 and 2022 were $2.0 million and $2.2 million, respectively, and are included within Accounts payable, accrued expenses and other current liabilities in our Consolidated Balance Sheets. Accrued charges includes $2.0 million related to other costs at September 30, 2023 and 2022 and $0.2 million related to store closure costs at September 30, 2022. There were no charges recorded for fiscal years ended September 30, 2023 and 2022 and we recorded $0.2 million of charges for the fiscal year ended September 30, 2021 related to the closure of store operations in Peru.
NOTE 3: ACQUISITIONS
Fiscal 2021 Acquisitions
On June 8, 2021, we completed the acquisition of 100% of the common shares of PLO del Bajio S. de R.L. de C.V. (“Bajio”) and gained control of the entity, further expanding our geographic footprint within Mexico with the addition of 128 pawn stores. These stores operate under the name “Cash Apoyo Efectivo” and are located principally in the Mexico City metropolitan area.
At the time of acquisition, the total consideration for Bajio was $23.6 million, consisting of $17.4 million of cash, and 212,870 shares of our Class A Non-Voting Common Stock valued at $1.6 million. In addition, the sellers were entitled to additional payments of up to $4.6 million to be paid in two payments over the following two years, contingent on the growth of the loan portfolios of the acquired stores. We had the right, in our discretion, to pay up to 50% of any contingent payment in the form of shares of our Class A Non-Voting Common Stock. The value of the contingent consideration was included in the total consideration as the metrics were considered achievable as of the date of acquisition. Cash paid at closing was $11.6 million, and $3.8 million was paid during the fourth quarter of 2021.
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
The remeasurement of the acquisition-related contingent obligation resulted in a reduction of the obligation to zero as of September 30, 2023, resulting in a $5.1 million reduction of the obligation with an offset recorded to “Other (income) expense” as an operating item in our consolidated statements of operations during year ended September 30, 2023. There is no remaining obligation in our Consolidated Balance Sheet as of September 30, 2023. As of September 30, 2022, the estimated fair value of the contingent obligation was $4.6 million and was included in “Accounts payable, accrued expenses and other current liabilities“ in our Consolidated Balance Sheets as of such date. Reductions of acquisition-related contingent obligation after the measurement period adjustment have no impact to goodwill.
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
The results of Bajio have been included in our consolidated financial statements from the date of acquisition in our Latin America Pawn segment. The acquired business contributed revenues of $9.6 million and net loss of $0.1 million during the fiscal year 2021, the year of acquisition.
On June 9, 2021, we repaid $14.9 million of Bajio’s existing debt assumed in the acquisition.
The following unaudited pro forma summary presents consolidated information for us as if the business combination had occurred on October 1, 2020. The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, nor does it reflect additional revenue opportunities following the acquisition.

Fiscal Year Ended September 30,
(in thousands, except per share amounts)	2021

Revenue	$748,957
Net income	$8,828
Basic earnings per common share	$0.16
Diluted earnings per common share	$0.16
We did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma gross profit and net income. These pro forma amounts have been calculated after applying the Company's accounting policies and adjusting the results to reflect the additional amortization that would have been incurred assuming the amortization of the trade name had been applied from October 1, 2020.
During the fiscal year end ended September 30, 2021, we incurred total acquisition-related costs of $0.8 million. The acquisition-related costs were primarily related to legal, accounting and consulting services and were expensed as incurred through September 30, 2021, and are included in general and administrative expenses in the Consolidated Statements of Operations.

NOTE 4: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per common share:

	Fiscal Year Ended September 30,
(in thousands, except per share amounts)	2023	2022	2021

Basic earnings per common share:
Net Income - Basic	$38,463	$50,160	$8,612
Weighted shares outstanding - Basic	55,586	56,498	55,744
Basic earnings per common share	$0.69	$0.89	$0.15

Diluted earnings per common share:
Net Income - Basic	$38,463	$50,160	$8,612
Add: Convertible Notes interest expense, net of tax*	4,327	7,489	—
Net Income - Diluted	$42,790	$57,649	$8,612
Weighted shares outstanding - basic	55,586	56,498	55,744
Equity-based compensation awards - effect of dilution**	1,482	678	205
Convertible Notes - effect of dilution	23,797	25,224	—
Weighted Shares Outstanding - Diluted	80,865	82,400	55,949
Diluted earnings per common share	$0.53	$0.70	$0.15

Potential common shares excluded from the calculation of diluted earnings per share above:
Convertible Notes***	5,596	—	—
Restricted stock****	801	1,975	1,233
Total	6,397	1,975	1,233
*    The year ended September 30, 2023 includes $5.4 million gain on the partial extinguishment of debt, associated with the 2025 Convertible Notes, which was recorded to “Interest expense” in the Company’s consolidated statement of operations. See Note 9: Debt for additional information.
**    Includes time-based share-based awards and performance based awards for which targets for fiscal year tranches have been achieved and vesting is subject only to achievement of service conditions.
***    See Note 9: Debt for conversion price and initial conversion rate of the 2024 Convertible Notes, 2025 Convertible Notes and 2029 Convertible Notes. The 2024 Convertible Notes are considered anti-dilutive in the sequencing calculation for the fiscal year ended September 30, 2023.
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
As of September 30, 2023, we owned 273,939,157 shares, or approximately 43.7%, of Cash Converters. We acquired our original investment (representing approximately 30% of the outstanding shares) in November 2009 and have increased our ownership through the acquisition of additional shares periodically since that time.
The following tables present summary financial information for Cash Converters’s most recently reported results as applicable after translation to U.S. dollars:

	June 30,
(in thousands)	2023	2022

Current assets	$189,563	$158,987
Non-current assets	103,595	170,798
Total assets	$293,158	$329,785

Current liabilities	$97,630	$59,256
Non-current liabilities	58,777	53,045
Shareholders’ equity	136,751	217,484
Total liabilities and shareholders’ equity	$293,158	$329,785

	Fiscal Year Ended June 30,
(in thousands)	2023	2022	2021

Gross revenues	$203,608	$178,215	$150,165
Gross profit	$125,709	$116,106	$105,851
Net (loss) profit	$(65,351)	$8,099	$12,081
Our equity in Cash Converters’s net loss was $28.5 million in fiscal 2023. This includes $32.4 million of our share of their non-cash goodwill impairment charge. Our equity in Cash Converters’s net income was $2.9 million and $4.3 million in fiscal 2022 and 2021, respectively. Cash Converters’s accumulated undistributed after-tax loss included in our consolidated retained earnings were $16.2 million as of September 30, 2023.
At September 30, 2023, 2022 and 2021, the fair value of our investment in Cash Converters, as estimated by reference to its quoted market price per share, was greater than its carrying value.
Founders One, LLC
In October 2021, we invested $15.0 million in exchange for a non-redeemable voting participating preferred equity interest in Founders, a newly-formed entity with one other member. Founders used that $15.0 million to acquire an equity interest in SMG.
On December 2, 2022, we contributed an additional $15.0 million to Founders associated with our preferred interest, which proceeds were used by Founders to acquire additional common stock in SMG. In addition, we loaned $15.0 million to Founders in exchange for a Demand Promissory Note secured by the common interest in Founders held by the other member. Founders then loaned that $15.0 million to SMG in exchange for a Subordinated Promissory Note.

We have an interest in Founders, a variable interest entity, but because the Company is not the primary beneficiary, we do not consolidate Founders. Further, as we are not the appointed manager, we do not have the ability to direct the activities of the investment entity that most significantly impact its economic performance. Consequently, our equity investment in Founders is accounted for utilizing the measurement alternative within Accounting Standards Codification (“ASC”) 321, Investments — Equity Securities. As of September 30, 2023, our $30.0 million carrying value of the investment and $15.0 million Demand Promissory Note are included in “Other investments” and “Prepaid expenses and other current assets” in our consolidated balance sheets, respectively. As of September 30, 2023, our maximum exposure for losses related to our investment in Founders was our $30.0 million equity investment and $15.0 million Demand Promissory Note plus accrued and unpaid interest.
In October 2023, we contributed an additional $15.0 million to Founders associated with our preferred interest, for a total equity investment of $45.0 million. See Note 16: Subsequent Events.
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

	Carrying Value	Estimated Fair Value
	September 30, 2023	September 30, 2023	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,251	$1,251	$—	$—	$1,251
12.00% promissory note receivable from Founders	16,500	16,500	—	—	16,500
Investments in unconsolidated affiliate	10,987	35,998	35,998	—	—
Financial liabilities:
2024 Convertible Notes	$34,265	$35,765	$—	$35,765	$—
2025 Convertible Notes	102,563	96,137	—	96,137	—
2029 Convertible Notes	223,284	224,112	—	224,112	—

	Carrying Value	Estimated Fair Value
	September 30, 2022	September 30, 2022	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
2.89% promissory note receivable due April 2024	$1,215	$1,215	$—	$—	$1,215
Investments in unconsolidated affiliate	37,733	40,279	40,279	—	—
Financial liabilities:
2024 Convertible Notes	$142,575	$157,727	$—	$157,727	$—
2025 Convertible Notes	170,328	147,488	—	147,488	—
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
In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024. Based primarily on the short-term nature of the note, we estimate that its carrying value approximates fair value as of September 30, 2023.
In December 2022, we loaned $15.0 million to Founders in exchange for a Demand Promissory Note secured by the common interest in Founders held by the other member. As of September 30, 2023, the interest rate on the note was 12.00% per annum, and all principal and accrued interest is due on demand. Based primarily on the short-term nature of the note, we estimate that its carrying value approximates fair value as of September 30, 2023. In October 2023, the interest rate on the demand promissory note from Founders was increased to 15.00% per annum. See “Note 16: Subsequent Events.”
The Company remeasures its acquisition-related contingent obligation associated with the acquisition of Bajio at the end of each reporting period. This remeasurement resulted in a $5.1 million reduction of the obligation with an offset recorded to “Other” as an operating item in our consolidated statements of operations during year ended September 30, 2023. There is no remaining obligation in our Consolidated Balance Sheet as of September 30, 2023. As of September 30, 2022, the estimated fair value of the contingent obligation was $4.6 million and was included in “Accounts payable, accrued expenses and other current liabilities“ in our Consolidated Balance Sheets. The key assumptions used to determine the fair value of acquisition-related contingent consideration are estimated by management, not observable in the market and, therefore considered Level 3 inputs within the fair value hierarchy.
See “Note 12: Leases” for discussion on the non-recurring fair value adjustment related to our corporate office lease during fiscal year 2023.
NOTE 7: PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows:

	September 30,
	2023			2022
(in thousands)	Carrying Amount	Accumulated Depreciation	Net Book Value	Carrying Amount	Accumulated Depreciation	Net Book Value

Land	$4	$—	$4	$4	$—	$4
Buildings and improvements	146,687	(109,710)	36,977	123,434	(95,666)	27,768
Furniture and equipment	164,818	(133,870)	30,948	148,675	(120,747)	27,928
Software	33,952	(33,785)	167	33,803	(33,529)	274
Construction in progress	—	—	—	751	—	751
	$345,461	$(277,365)	$68,096	$306,667	$(249,942)	$56,725
The depreciation of property and equipment is recorded as depreciation expense and included under “Depreciation and amortization” recorded in our Consolidated Statements of Operations. These amounts were $22.1 million, $20.4 million and $19.4 million for fiscal 2023, 2022 and 2021, respectively.

NOTE 8: GOODWILL AND INTANGIBLE ASSETS
We evaluate goodwill for impairment annually on September 30 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired.
As of September 30, 2023, we assessed qualitative and quantitative factors and determined that it was not more-likely-than-not that the fair values of our reporting units were less than their carrying values as of the testing date. As a result of our assessment, no goodwill impairment charge was recorded during the fiscal year ended September 30, 2023. There was no impairment charge during the fiscal year ended September 30, 2022. Accumulated goodwill impairment losses of $41.3 million were recorded prior to 2021 associated with the U.S. Pawn ($10.0 million) and Latin America Pawn ($31.3 million) segments because of the impact of the COVID-19 pandemic on typical customer behavior, which led to a significant decline in pawn loan balances and the mandated closure of stores in our GPMX countries.
The following table presents the changes in the carrying value of goodwill by segment:

(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2021	$244,471	$41,287	$285,758
Acquisitions	1,032	—	1,032
Measurement period adjustments	—	(678)	(678)
Effect of foreign currency translation changes	—	716	716
Balances as of September 30, 2022	$245,503	$41,325	$286,828
Acquisitions	10,439	—	10,439
Effect of foreign currency translation changes	—	5,105	5,105
Balances as of September 30, 2023	$255,942	$46,430	$302,372
During the first quarter of fiscal 2023, we acquired nine pawn stores located in Houston, Texas and one luxury pawn store in Las Vegas, Nevada for total cash consideration of $13.0 million, inclusive of all ancillary arrangements, of which $9.5 million was recorded as goodwill. During the fourth quarter of fiscal 2023, we acquired one pawn store located in Nashville, Tennessee and one store in San Antonio, Texas for total cash consideration of $1.9 million, inclusive of all ancillary arrangements, of which $0.9 million was recorded as goodwill. These acquisitions expand our position in these strategic markets, and the luxury pawn transaction expands our offerings by providing a dedicated and targeted focus on higher-end products. These acquisitions were immaterial, individually and in the aggregate, and we have therefore omitted or aggregated certain disclosures.
As of September 30, 2023, we assessed qualitative and quantitative factors and determined that it was not more-likely-than-not that the fair values of our indefinite-lived intangible assets were less than their carrying values. Based on our assessment as of September 30, 2023, no impairment charges were recorded related to intangible assets or long-lived asset groups.
The following table presents the balance of each major class of intangible assets:

	September 30,
(in thousands)	2023	2022

Non-amortizing intangible assets:
Trade names	$19,793	$18,591
Pawn licenses	9,535	9,535
	$29,328	$28,126

Amortizing intangible assets:
Internally developed software	$89,488	$79,146
Accumulated amortization	(60,628)	(50,600)
	$28,860	$28,546

Other	$2,346	$2,344
Accumulated amortization	(2,318)	(2,197)
	$28	$147
Intangible assets, net	$58,216	$56,819
The amortization of most definite-lived intangible assets is recorded as amortization expense and included under “Depreciation and amortization” expense in our Consolidated Statements of Operations. These amounts were $10.0 million, $11.7 million and $11.3 million for fiscal 2023, 2022 and 2021, respectively.

A charge of $2.4 million was recorded during fiscal 2022 to ”General and administrative” expenses in our Consolidated Statements of Operations related to an asset write-down associated with an information technology software infrastructure migration.
As of September 30, 2023, our estimate of future amortization expense for definite-lived intangible assets is as follows (in thousands):

2024	$8,297
2025	4,931
2026	2,976
2027	1,947
2028	1,378
Thereafter	9,359
$28,888
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
NOTE 9: DEBT
The following table presents the Company’s debt instruments outstanding:

	September 30, 2023			September 30, 2022
(in thousands)	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount

2029 Convertible Notes	$230,000	$(6,716)	$223,284	$—	$—	$—
2025 Convertible Notes	103,373	(810)	102,563	172,500	(2,172)	170,328
2024 Convertible Notes	34,389	(124)	34,265	143,750	(1,175)	142,575
Total	$367,762	$(7,650)	$360,112	$316,250	$(3,347)	$312,903
Less current portion	34,389	(124)	34,265	—	—	—
Total long-term debt	$333,373	$(7,526)	$325,847	$316,250	$(3,347)	$312,903
The following table presents the Company’s contractual maturities related to the debt instruments as of September 30, 2023

	Schedule of Contractual Maturities
(in thousands)	2029 Convertible Notes	2025 Convertible Notes	2024 Convertible Notes	Total

Fiscal 2024	$—	$—	$34,389	$34,389
Fiscal 2025	—	103,373	—	103,373
Fiscal 2026	—	—	—	—
Fiscal 2027	—	—	—	—
Fiscal 2028	—	—	—	—
Thereafter	230,000	—	—	230,000
Total long-term debt	$230,000	$103,373	$34,389	$367,762

The following table presents the Company’s interest expense related to the Convertible Notes:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021

2029 Convertible Notes:
Contractual interest expense	$6,900	$—	$—
Amortization of deferred financing costs	742	—	—
Total interest expense	$7,642	$—	$—
2025 Convertible Notes:
Contractual interest expense	$2,779	$4,097	$4,097
Amortization of deferred financing costs	559	797	560
Amortization of debt discount	—	—	6,919
Gain on extinguishment	(5,389)	—	—
Total interest expense	$(2,051)	$4,894	$11,576
2024 Convertible Notes:
Contractual interest expense	$1,609	$4,133	$4,133
Amortization of deferred financing costs	260	635	446
Amortization of debt discount	—	—	5,903
Loss on extinguishment	8,935	—	—
Total interest expense	$10,804	$4,768	$10,482
3.750% Convertible Senior Notes Due 2029
In December 2022, we issued $230.0 million aggregate principal amount of 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”), for which $230.0 million remains outstanding as of September 30, 2023. The 2029 Convertible Notes were issued pursuant to an indenture dated December 12, 2022 (the “2022 Indenture”) by and between the Company and Truist Bank, as trustee. The 2029 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2029 Convertible Notes pay interest semi-annually in arrears at a rate of 3.750% per annum on June 15 and December 15 of each year, commencing June 15, 2023, and mature on December 15, 2029 (the “2029 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2029 Convertible Notes will be entitled to receive cash equal to the principal of the 2029 Convertible Notes plus accrued interest.
The effective interest rate for fiscal 2023 was approximately 4.28%. As of September 30, 2023, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2029 Maturity Date assuming no early conversion.
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

As of September 30, 2023, the 2029 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2029 Convertible Notes was classified as a non-current liability in our Consolidated Balance Sheets as of September 30, 2023. The classification of the 2029 Convertible Notes as current or non-current in the Consolidated Balance Sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.
If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2029 Convertible Notes as a current liability in the Consolidated Balance Sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2029 Maturity Date, we will classify our net liability under the 2029 Convertible Notes as a non-current liability in the Consolidated Balance Sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2029 Convertible Notes prior to maturity, any unamortized debt issuance costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2023, we would have recorded an expense associated with the conversion, comprised of $6.7 million of unamortized debt issuance costs. As of September 30, 2023, none of the note holders had elected to convert their 2029 Convertible Notes.
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of September 30, 2023. As of September 30, 2023, the if-converted value of the 2029 Convertible Notes did not exceed the principal amount.
Note Repurchases
In December 2022, we repurchased approximately $109.4 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 for approximately $62.9 million plus accrued interest and recognized a $3.5 million loss on extinguishment of debt recorded to “Interest expense” in our Consolidated Statement of Operations.
2.375% Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”), for which $103.4 million remains outstanding as of September 30, 2023. The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the “2018 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2018 Indenture. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the “2025 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date.
The effective interest rate for fiscal 2023 was approximately 2.88% for the 2025 Convertible Notes. As of September 30, 2023, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2025 Maturity Date assuming no early conversion.
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
As of September 30, 2023, the 2025 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2025 Convertible Notes was classified as a non-current liability in our Consolidated Balance Sheets as of September 30, 2023. The classification of the 2025 Convertible Notes as current or non-current in the Consolidated Balance Sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.
If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2025 Convertible Notes as a current liability in the Consolidated Balance Sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2025 Maturity Date, we will classify our net liability under the 2025 Convertible Notes as a non-current liability in the Consolidated Balance Sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2025 Convertible Notes prior to maturity, any unamortized debt issuance costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2023, we would have recorded an expense associated with the conversion, comprised of $0.8 million of unamortized debt issuance costs. As of September 30, 2023, none of the note holders had elected to convert their 2025 Convertible Notes.
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of September 30, 2023. As of September 30, 2023, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.
2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”), for which $34.4 million remains outstanding as of September 30, 2023. The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the “2017 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2017 Indenture. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the “2024 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2024 Convertible Notes will be entitled to receive cash equal to the principal of the 2024 Convertible Notes plus accrued interest.
The effective interest rate for fiscal 2023 was approximately 3.35%. As of September 30, 2023, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2024 Maturity Date assuming no early conversion.
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
As of September 30, 2023, the 2024 Convertible Notes were not convertible as no conditions of conversion had been met. The 2024 Convertible Notes mature on July 1, 2024, accordingly, the balance was classified as a current liability in our Consolidated Balance Sheets as of September 30, 2023.
If the note holders elect to convert their 2024 Convertible Notes prior to maturity, any unamortized debt issuance costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2023, we would have recorded an expense associated with the conversion, comprised of $0.1 million of unamortized debt issuance costs. As of September 30, 2023, none of the note holders had elected to convert their 2024 Convertible Notes.
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of September 30, 2023. As of September 30, 2023, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
NOTE 10: COMMON STOCK AND STOCK COMPENSATION
Common Stock Repurchase Program
On May 3, 2022, our Board of Directors (the “Board”) authorized the repurchase of up to $50 million of our Class A Common Stock over three years (the “Common Stock Repurchase Program”). Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board has reserved the right to modify, suspend or terminate the program at any time. As of September 30, 2023, we had repurchased and retired 1,627,045 shares of our Class A Common Stock for $14.0 million under the Common Stock Repurchase Program, of which 1,389,102 shares were repurchased and retired for $12.0 million during fiscal year ended September 30, 2023. The repurchase amount is allocated between “Additional paid-in capital” and “Retained earnings” in our Consolidated Balance Sheets.
Other Common Stock Repurchases
During December 2022, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase for cash 578,703 shares of our Class A Common Stock from purchasers of the notes in privately negotiated transactions. Such transactions were authorized separately from, and not considered a part of, the publicly announced Common Stock Repurchase Program discussed above. The repurchase amount is allocated between “Additional paid-in capital” and “Retained earnings” in our consolidated balance sheets.
Stock Compensation
We utilize equity-based awards as a long-term incentive to attract and retain qualified employees, consultants and directors and motivate them to achieve long-term goals, thereby promoting the long-term financial interests of the Company and enhancing long-term stockholder return.
2022 LTI Plan
On March 1, 2022, we adopted the 2022 Long-Term Incentive Plan (the “2022 LTI Plan”), which gives us the ability to grant equity-based incentive compensation awards, in the form of restricted stock or restricted stock units, to its employees, members of the Board of Directors and consultants, independent contractors or advisors who are determined to have a direct and significant effect on the Company’s performance. The total number of shares of Class A Common Stock that may be issued pursuant to awards under the 2022 LTI Plan (“Authorized Shares”) is such number that is from time to time approved by the holder of the Company’s Class B Voting Common Stock (the “Voting Stockholder”). At the time the 2022 LTI Plan was adopted, 400,000 shares of our Class A Common Stock were added as Authorized Shares. That number was increased to 1,900,000 in October 2022 and to 3,300,000 in November 2023. At any time, the number of shares that are available for issuance under future awards (“Available Shares”) is equal to the number of Authorized Shares reduced by the number of shares previously issued and the number of shares that may be issued under outstanding awards. The number of Available Shares is increased for shares covered by awards that are forfeited, cancelled or otherwise terminated without the issuance of shares or shares that are withheld at the request of a participant to satisfy such participant’s tax withholding obligations.

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
Board of Director Awards
Immediately after our 2023 Annual Meeting of Stockholders in March 2023, we granted each of the five non-employee directors a restricted stock award covering 18,038 shares (90,190 shares in total). Those shares are scheduled to vest on the day immediately preceding the 2024 Annual Meeting of Stockholders (but in no event later than March 31, 2024), subject only to service conditions.
In March 2022, we granted each of the five non-employee directors a restricted stock award covering 26,490 shares (132,450 shares in total). Those shares vested on the day immediately preceding the 2023 Annual Meeting of Stockholders in March 2023.
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
Employee Awards
FY23 Awards — In October 2022, we granted restricted stock unit awards covering a total of 912,524 shares to our executive officers and other key employees. These awards were issued as part of our annual LTI program for fiscal 2023. The awards have a three-year performance period consisting of fiscal 2023, fiscal 2024 and fiscal 2025. For each award, 60% of the total number of shares was allocated equally among the three fiscal years in the performance period (20% each), with each tranche having separate performance conditions. In addition, 20% of the total number of shares was allocated to a three-year cumulative performance condition applicable to the entire three-year performance period, and 20% was subject only to continued service. The number of shares available to vest from each performance-based tranche can range from 0 to 150% and is dependent on the achievement of the performance conditions for that tranche. All of the performance-based shares that become available to vest based on the achievement of the performance conditions, along with the time-based tranche, will vest on September 30, 2025, so long as the recipient continues active employment with the Company through that date. Performance targets for the fiscal 2023 tranche and the three-year cumulative tranche were determined and communicated at the time of grant. Grant dates for the fiscal 2024 and fiscal 2025 tranches will be determined when the applicable performance targets are established for those tranches. As of September 30, 2023, we considered the performance targets for the fiscal 2023 tranche to be probable of achievement at the 147.3% level and the cumulative performance target for the three-year cumulative tranche to be probable of achievement at the 100% level. During fiscal 2023, we granted restricted stock unit awards covering an additional 8,036 shares to key employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in October 2022.

FY22 Awards — In October and November 2021, we granted restricted stock unit awards covering a total of 981,327 shares to our executive officers and other key employees. These awards were issued as part of our annual LTI program for fiscal 2022. The awards have a three-year performance period consisting of fiscal 2022, fiscal 2023 and fiscal 2024. For each award, the total number of shares was allocated equally among the three fiscal years in the performance period, with each tranche having separate performance conditions. The number of shares available to vest from each tranche can range from 0 to 150% and is dependent on the achievement of the performance condition for that tranche. All of the shares that become available to vest based on the achievement of the performance conditions will vest on September 30, 2024, so long as the recipient continues active employment with the Company through that date. Performance targets for the fiscal 2022 tranche were determined and communicated at the time of grant. Grant dates for the other two tranches will be determined when the applicable performance targets are established for these tranches. As of September 30, 2022, we considered the performance targets for the fiscal 2022 tranche to be probable of achievement at the 150% level, and as of September 30, 2023, we considered the performance targets for the fiscal 2023 tranche to be probable of achievement at the 147.3% level. During fiscal 2022, we granted restricted stock unit awards covering an additional 161,265 shares to executive officers and other key employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in October and November 2021.
In October 2021, we granted a restricted stock award covering 29,722 to an executive officer as a special performance and retention award. This awards vests ratably over three years (fiscal 2022, fiscal 2023 and fiscal 2024), subject only to continued service.
FY21 Awards — In February 2021, we granted restricted stock units covering a total of 1,177,214 shares to our executive officers and other key employees. The awards have a three-year performance period consisting of fiscal 2021, fiscal 2022 and fiscal 2023. For each award, the total number of shares was allocated equally among the three fiscal years in the performance period, with each tranche having separate performance conditions. The number of shares available to vest from each tranche can range from 0 to 150% and is dependent on the achievement of the performance condition for that tranche. All of the shares that become available to vest based on the achievement of the performance conditions will vest on September 30, 2023, so long as the recipient continues active employment with the Company through that date. Performance targets for the fiscal 2021 tranche were determined and communicated in February 2021, and performance targets for the fiscal 2022 tranche were determined and communicated in October 2021. The grant date for the fiscal 2023 tranche will be determined when the applicable performance targets are established for that tranche. As of September 30, 2021, we considered the performance targets for the fiscal 2021 tranche to be probable of achievement at the 150% level, as of September 30, 2022, we considered the performance targets for the fiscal 2022 tranche to be probable of achievement at the 150% level, and as of September 30, 2023, we considered the performance targets for the fiscal 2023 tranche to be probable of achievement at the 135.4% level. During fiscal 2021, we granted restricted stock unit awards covering an additional 4,722 shares of restricted stock to employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in February 2021.
FY20 Awards — In January 2020, the Committee approved restricted stock unit awards for executive officers and key employees, but did not finalize the performance targets at that time. In January 2021, the Committee approved the applicable performance targets and we granted restricted stock unit awards covering a total of 550,224 shares of restricted stock to employees. We consider the awards to have a three-year performance period consisting of fiscal 2020, fiscal 2021 and fiscal 2022, with a service condition applicable to fiscal 2020 and then separate performance conditions applicable to fiscal 2021 and 2022. For each award, the total number of shares was allocated equally among fiscal 2021 and fiscal 2022, with each tranche having separate performance conditions. The number of shares available to vest from each tranche is dependent on the achievement of the performance condition for that tranche and can range from 0 to 100%. All of the shares that become available to vest based on the achievement of the performance conditions will vest on September 30, 2022, so long as the recipient continues active employment with the Company through that date. Performance targets for the fiscal 2021 tranche were communicated in January 2021, and performance targets for the fiscal 2022 tranche were determined and communicated in October 2021. As of September 30, 2021, we considered the performance targets for the fiscal 2021 tranche to be probable of achievement at the 100% level, and as of September 30, 2022, we considered the performance targets for the fiscal 2022 tranche to be probably of achievement at the 100% level. All of these awards vested in November 2022, after the Committee determined that the performance condition had been met.
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

As of September 30, 2023, the unamortized fair value of share awards to be amortized over their remaining vesting periods was approximately $10.6 million. The weighted-average period over which these costs will be amortized is approximately two years.
The following table presents amounts related to our stock compensation arrangements:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021

Share-based compensation costs	$9,539	$5,053	$3,946
Income tax (benefit) expense on share-based compensation	(1,125)	(557)	561
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2022	2,113,323	$5.88
Granted	1,010,750	7.82
Released (a)	(490,145)	4.94
Cancelled	(78,029)	6.70
Outstanding as of September 30, 2023	2,555,899	$6.80
(a) 118,011 shares were withheld to satisfy related income tax withholding.
The following table presents a summary of the fair value of shares granted:

	Fiscal Year Ended September 30,
(in millions except per share amounts)	2023	2022	2021

Weighted average grant date fair value per share granted (a)	$7.82	$7.24	$4.92
Total market value of shares released	$4.7	$3.7	$3.4
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
NOTE 11: INCOME TAXES
The following table presents the components of our income before income taxes, including inter-segment amounts:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021

Domestic*	$26,209	$49,937	$2,320
Foreign	25,424	17,776	13,742
	$51,633	$67,713	$16,062
*    Includes the majority of our corporate administrative costs. See Note 14: Segment Information for information pertaining to segment contribution.

The following table presents the significant components of the income tax provision:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021

Current:
Federal	$18,753	$9,465	$(479)
State and foreign	7,219	3,143	4,646
	25,972	12,608	4,167
Deferred:
Federal	(11,182)	983	3,202
State and foreign	(1,620)	3,962	81
	(12,802)	4,945	3,283
Total income tax expense	$13,170	$17,553	$7,450

The following table presents a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021

Income tax expense (benefit) at the federal statutory rate	$10,843	$14,223	$3,374
State taxes, net of federal benefit	1,814	1,728	931
Mexico inflation adjustment	(1,787)	(2,089)	(1,217)
Non-deductible items	2,655	1,705	2,087
Foreign rate differential	2,381	1,306	1,111
Change in valuation allowance	311	660	(137)
Stock compensation	(62)	(161)	293
Uncertain tax positions	(174)	(2,025)	208
Deferred tax true-up	(165)	3,811	896
Dividends received deduction	(754)	(699)	—
Non-deductible loss on debt restructuring	1,710	—	—
U.S. GAAP/statutory book adjustments	(1,143)	—	—
Other	(2,459)	(906)	(96)
Total income tax expense	$13,170	$17,553	$7,450
Effective tax rate	26%	26%	46%
The following table shows significant components of our deferred tax assets and liabilities:

	September 30,
(in thousands)	2023	2022

Deferred tax assets:
Cash Converters	$20,364	$14,299
Tax over book inventory	8,186	7,942
Accrued liabilities	11,043	8,384
Pawn service charges receivable	2,764	2,507
Stock compensation	1,645	887
Foreign tax credit	1,696	1,696
State and foreign net operating loss carryforwards	14,547	16,220
Book over tax depreciation	7,298	5,574
Other	7,612	3,943
Total deferred tax assets before valuation allowance	75,155	61,452
Valuation allowance	(16,885)	(17,966)
Total deferred tax assets, net	58,270	43,486
Deferred tax liabilities:
Tax over book amortization	30,906	29,663
Prepaid expenses	2,097	2,051
Total deferred tax liabilities	33,003	31,714
Net deferred tax asset	$25,267	$11,772

As of September 30, 2023, we had state net operating loss carryforwards of approximately $25.9 million, which begin to expire in 2024 if not utilized. We also had foreign net operating loss carryforwards of $52.7 million, which will begin to expire in 2030 if not utilized. Additionally, we have a $1.7 million foreign tax credit that will expire between 2024 to 2027 if not utilized.
Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. The Company has elected to account for the tax on GILTI as a period cost and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance has been established to offset certain state and foreign net operating loss carryforwards and foreign tax credit carryforwards that are not more likely than not to be utilized prior to expiration. The valuation allowance decreased by $1.1 million in fiscal 2023, primarily due to the expiration of the statute of limitations on certain state NOL’s for which a valuation allowance had been recorded as well as a reduction of fully reserved net operating loss carryforward and other deferred tax assets in Canada. We believe our results from future operations will generate sufficient taxable income in the appropriate jurisdictions such that it is more likely than not that the remaining deferred tax assets will be realized.
Deferred taxes are not provided for undistributed earnings of foreign subsidiaries of approximately $99.8 million which are intended to be reinvested outside of the U.S. Accordingly, no provision for foreign withholding taxes associated with a distribution of those earnings has been made. We estimate that, upon distribution of our share of these earnings, we would be subject to withholding taxes of approximately $5.0 million as of September 30, 2023. We provided deferred income taxes on all undistributed earnings from Cash Converters.
The following table presents a roll-forward of unrecognized tax benefits:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021

Beginning balance	$3,568	$4,763	$3,085
Increase for tax positions taken during a prior period	396	547	2,135
Decrease for settlement for tax positions taken during a prior period	(259)	—	—
Decrease for tax positions as a result of the lapse of the statute of limitations	(412)	(1,742)	(457)
Ending balance	$3,293	$3,568	$4,763
All of the above unrecognized tax benefits, if recognized, would impact our effective tax rate for the respective period of each ending balance. The statute of limitations will expire within the next twelve months with respect to approximately $0.8 million of foreign uncertain tax positions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2023, the Company recognized income tax expense of $0.2 million offset by the reversal of previously accrued interest and penalties of $0.4 million due to the lapse of the statute of limitations on the associated tax position and an income tax benefit of $0.8 million during 2022 and an income tax expense of $0.3 million during 2021, related to interest and penalties. The total amount of accrued interest and penalties was $0.7 million, $1.0 million and $1.8 million in 2023, 2022 and 2021, respectively.
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

NOTE 12: LEASES
The table below presents balances of our lease assets and liabilities and their balance sheet locations for both operating and financing leases:

(in thousands)		September 30, 2023	September 30, 2022

Lease assets:
Operating lease right-of-use assets	Right-of-use assets, net	$234,388	$221,405
Financing lease assets	Other assets, net	2,178	181
Total lease assets		$236,566	$221,586

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$57,182	$52,334
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	530	37
Total current lease liabilities		$57,712	$52,371

Non-current:
Operating Lease liabilities	Operating lease liabilities	$193,187	$180,756
Financing lease liabilities	Other long-term liabilities	1,715	148
Total non-current lease liabilities		$194,902	$180,904
Total lease liabilities		$252,614	$233,275
The table below provides major components of our lease costs:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021

Operating lease cost:
Operating lease cost *	$74,086	$67,414	$61,980
Variable lease cost	16,315	15,229	13,000
Total operating lease cost	$90,401	$82,643	$74,980

Financing lease cost:
Amortization of financing lease assets	$327	$3	$—
Interest on financing lease liabilities	145	1	—
Total financing lease cost	$472	$4	$—
Total lease cost	$90,873	$82,647	$74,980
* Includes a reduction for sublease rental income of $3.7 million, $3.6 million and $3.4 million for fiscal years ending September 2023, 2022 and 2021, respectively.
Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in “Store expenses” and “General and administrative” expense, based on the underlying lease use. Cash paid for operating leases was $76.7 million and $72.3 million for the fiscal years ended September 30, 2023 and 2022, respectively. Cash paid for principal and interest on finance leases was $0.3 million and $0.1 million, respectively, for the fiscal year ended September 30, 2023. There was no cash paid for finance leases for the fiscal years ended September 30, 2022 and 2021.

The weighted- average term and discount rates for leases are as follows:

	Fiscal Year Ended September 30,
	2023	2022
Weighted-average remaining lease term (years):
Operating leases	4.97	5.12
Financing leases	3.67	4.10

Weighted-average discount rate:
Operating leases	8.51%	8.32%
Financing leases	11.14%	11.14%
As of September 30, 2023, maturities of lease liabilities under ASC 842 by fiscal year were as follows (in thousands):

	Operating Leases	Financing Leases
Fiscal 2024	$75,510	$780
Fiscal 2025	66,798	751
Fiscal 2026	55,735	751
Fiscal 2027	41,903	450
Fiscal 2028	27,005	—
Thereafter	40,592	—
Total lease liabilities	$307,543	$2,732
Less: portion representing Imputed interest	57,174	487
Total net lease liabilities	$250,369	$2,245
Less: current portion	57,182	530
Total long term net lease liabilities	$193,187	$1,715
In December 2014, we entered into a non-cancelable 13-year operating lease for our corporate offices, with rent payments beginning February 2016 and ending March 2029. Annual rent, net of square footage subsequently terminated as a result of negotiations with the landlord, escalate from $2.5 million at lease inception to $3.9 million in the terminal year of the lease.
The lease includes two five-year extension options at the end of the initial lease term. The estimated minimum future rental payments under the lease are approximately $24.4 million as of September 30, 2023. As of September 30, 2023, we have subleases in place for a portion of our corporate operating office lease for estimated minimum future sublease payments of approximately $6.3 million.
We assessed the recoverability of the right-of-use asset for our corporate office, primarily due to the termination of a significant sublease. We determined the undiscounted cash flows of the relative corporate lease and sublease did not exceed the net book value of the right-of-use asset. We then determined the fair value of the corporate lease and sublease did not exceed the book value of the right-of-use asset, and an impairment charge of $4.3 million was recorded in fiscal year 2023 to “Impairment of other assets” in the Consolidated Statements of Operations.
The following table presents our corporate office lease measured at fair value as a result of the aforementioned impairment charges aggregated by the level in the fair value hierarchy within which measurements fall on a non-recurring basis at September 30, 2023, and the related impairment charge recorded (in thousands):

	Fair Value as of September 30, 2023				Fiscal Year Ended 2023
	Level 1	Level 2	Level 3	Total	Impairment Charges
Corporate office	$—	$—	$6,233	$6,233	$4,343
During the second quarter of fiscal 2015, we entered into cancellable subleases for our Miami office for an estimated minimum future sublease payment of approximately $2.9 million. During the fourth quarter of fiscal 2022, the Miami office lease and sublease were terminated with no fees, and the deposit to the subtenant was returned.
We recorded $66.5 million and $69.4 million in non-cash additions to our operating right-of-use assets and lease liabilities for the fiscal year ended September 30, 2023 and 2022, respectively. We recorded $2.5 million in non-cash additions to our finance right-of-use assets and lease liabilities for the year ended September 30, 2023.

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
NOTE 14: SEGMENT INFORMATION
Our operations are primarily managed on a geographical basis and consist of four reportable segments. The factors for determining our reportable segments include the manner in which our chief operating decision maker (CODM) evaluates performance for purposes of allocating resources and assessing performance.
We currently report our segments as follows:
•U.S. Pawn — All pawn activities in the United States.
•Latin America Pawn — All pawn activities in Mexico and other parts of Latin America.
•Cash Converters — Represents our equity interest in the net loss (income) of Cash Converters. Our equity in Cash Converters’s net loss was $28.5 million in fiscal 2023, which includes $32.4 million of our share of their non-cash goodwill impairment charge. As a result of this one-time impairment charge, our share of the absolute value of Cash Converters’s reported loss meets the 10 percent threshold to be considered its own reporting segment. Our equity in their net income was $2.9 million and $4.3 million for fiscal 2022 and 2021, respectively. Refer to Note 5: Strategic Investments and Note 6: Fair Value Measurements for additional details on our investment in Cash Converters.
•Other Investments — Represents our investment in RDC and our investment in and notes receivable from Founders.
There are no inter-segment revenues presented below, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements.

The following income (loss) before income taxes tables present revenue for each reportable segment, disaggregated revenue within our reportable segments and Corporate, segment profits and segment contribution. We have continued to include the Cash Converters reporting segment within the “Other Investments” columns below as the investments in RDC and Founders do not have a material impact on our statements of operations due to the investments being accounted for under the measurement alternative within ASC 321.

	Fiscal Year Ended September 30, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$432,578	$182,868	$—	$615,446	$—	$615,446
Jewelry scrapping sales	43,305	6,223	—	49,528	—	49,528
Pawn service charges	285,919	97,853	—	383,772	—	383,772
Other revenues	119	121	55	295	—	295
Total revenues	761,921	287,065	55	1,049,041	—	1,049,041
Merchandise cost of goods sold	267,874	126,905	—	394,779	—	394,779
Jewelry scrapping cost of goods sold	37,709	6,715	—	44,424	—	44,424
Gross profit	456,338	153,445	55	609,838	—	609,838
Segment and corporate expenses (income):
Store expenses	299,319	119,255	—	418,574	—	418,574
General and administrative	—	(3)	—	(3)	67,532	67,529
Impairment of other assets	—	—	—	—	4,343	4,343
Depreciation and amortization	10,382	9,191	—	19,573	12,558	32,131
Loss (gain) on sale or disposal of assets and other	115	(289)	—	(174)	382	208
Other income	—	(5,097)	—	(5,097)	—	(5,097)
Interest expense	—	—	—	—	16,456	16,456
Interest income	(2)	(1,139)	(1,500)	(2,641)	(4,829)	(7,470)
Equity in net loss of unconsolidated affiliates	—	—	28,459	28,459	—	28,459
Other (income) expense	—	(131)	31	(100)	3,172	3,072
Segment contribution	$146,524	$31,658	$(26,935)	$151,247
Income (loss) before income taxes				$151,247	$(99,614)	$51,633

	Fiscal Year Ended September 30, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$391,958	$140,928	$—	$532,886	$—	$532,886
Jewelry scrapping sales	25,739	6,294	—	32,033	—	32,033
Pawn service charges	240,982	79,883	—	320,865	—	320,865
Other revenues	83	247	111	441	—	441
Total revenues	658,762	227,352	111	886,225	—	886,225
Merchandise cost of goods sold	230,241	99,141	—	329,382	—	329,382
Jewelry scrapping cost of goods sold	22,755	5,941	—	28,696	—	28,696
Gross profit	405,766	122,270	111	528,147	—	528,147
Segment and corporate expenses (income):
Store expenses	266,114	91,303	—	357,417	—	357,417
General and administrative	—	—	—	—	64,342	64,342
Depreciation and amortization	10,552	7,913	—	18,465	13,675	32,140
Loss (gain) on sale or disposal of assets	51	(37)	—	14	(688)	(674)
Interest expense	—	—	—	—	9,972	9,972
Interest income	(2)	(815)	—	(817)	—	(817)
Equity in net income of unconsolidated affiliates	—	—	(1,779)	(1,779)	—	(1,779)
Other (income) expense	—	(148)	52	(96)	(71)	(167)
Segment contribution	$129,051	$24,054	$1,838	$154,943
Income (loss) before income taxes				$154,943	$(87,230)	$67,713

	Fiscal Year Ended September 30, 2021
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$341,495	$101,303	$—	$442,798	$—	$442,798
Jewelry scrapping sales	15,260	10,765	—	26,025	—	26,025
Pawn service charges	196,721	63,475	—	260,196	—	260,196
Other revenues	105	7	420	532	—	532
Total revenues	553,581	175,550	420	729,551	—	729,551
Merchandise cost of goods sold	191,039	66,179	—	257,218	—	257,218
Jewelry scrapping cost of goods sold	13,001	9,847	—	22,848	—	22,848
Gross profit	349,541	99,524	420	449,485	—	449,485
Segment and corporate expenses (income):
Store expenses	253,344	77,493	—	330,837	—	330,837
General and administrative	—	—	—	—	56,495	56,495
Depreciation and amortization	10,650	7,371	—	18,021	12,651	30,672
Gain (loss) on sale or disposal of assets	27	(6)	—	21	62	83
Other charges	—	229	—	229	—	229
Interest expense	—	—	—	—	22,177	22,177
Interest income	—	(2,016)	—	(2,016)	(461)	(2,477)
Equity in net loss of unconsolidated affiliates	—	—	(3,803)	(3,803)	—	(3,803)
Other (income) expense	—	(840)	(173)	(1,013)	223	(790)
Segment contribution	$85,520	$17,293	$4,396	$107,209
Income (loss) before income taxes				$107,209	$(91,147)	$16,062

The following table presents separately identified segment assets:

(in thousands)	U.S. Pawn	Latin America Pawn	Cash Converters	Other Investments	Corporate	Total

Assets as of September 30, 2023
Pawn loans	$190,624	$55,142	$—	$—	$—	$245,766
Pawn service charges receivable, net	34,318	4,567	—	—	—	38,885
Inventory, net	128,901	37,576	—	—	—	166,477
Total assets	984,539	313,164	10,987	52,720	106,301	1,467,711

Assets as of September 30, 2022
Pawn loans	$163,484	$46,525	$—	$—	$—	210,009
Pawn service charges receivable, net	29,441	4,035	—	—	—	33,476
Inventory, net	114,951	36,664	—	—	—	151,615
Total assets	872,959	258,702	37,733	3,601	174,883	1,347,878

The following tables provide geographic information:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021

Revenues:
United States	$761,921	$658,762	$553,581
Mexico	223,765	173,122	128,773
Other Latin America	63,300	54,230	46,777
Canada and other	55	111	420
Total revenues	$1,049,041	$886,225	$729,551

	September 30,
(in thousands)	2023	2022

Property and equipment, net:
United States	$37,695	$32,594
Mexico	24,033	$19,805
Other Latin America	6,368	$4,326
Property and equipment, net	$68,096	$56,725

NOTE 15: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Financial Information
The following table provides information on net amounts included in our Consolidated Balance Sheets:

	September 30,
(in thousands)	2023	2022

Gross pawn service charges receivable	$50,881	$44,192
Allowance for uncollectible pawn service charges receivable	(11,996)	(10,716)
Pawn service charges receivable, net	$38,885	$33,476

Gross inventory	$169,138	$153,673
Inventory reserves	(2,661)	(2,058)
Inventory, net	$166,477	$151,615

Prepaid expenses and other	$4,106	$8,336
Accounts receivable, notes receivable and other	30,548	8,435
Income taxes prepaid and receivable	4,969	17,923
Prepaid expenses and other current assets	$39,623	$34,694

Accounts payable	$23,022	$24,056
Accrued payroll	11,472	8,365
Incentive accrual	18,544	17,403
Other payroll related expenses	5,262	9,592
Accrued sales and VAT taxes	5,565	7,279
Accrued income taxes payable	2,628	2,663
Other current liabilities	15,112	15,151
Account payable, accrued expenses and other current liabilities	$81,605	$84,509

Unrecognized tax benefits, non-current	$2,226	$2,241
Other non-current liabilities	8,276	6,508
Other long-term liabilities	$10,502	$8,749
Valuation and Qualifying Accounts
The following table provides information on our valuation and qualifying accounts not disclosed elsewhere:

(in thousands)	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period

Allowance for valuation of inventory:
Year Ended September 30, 2023	$2,058	$603	$—	$2,661
Year Ended September 30, 2022	4,311	—	2,253	2,058
Year Ended September 30, 2021	12,314	—	8,003	4,311
Allowance for uncollectible pawn service charges receivable:
Year Ended September 30, 2023	$10,716	$1,280	$—	$11,996
Year Ended September 30, 2022	8,023	2,693	—	10,716
Year Ended September 30, 2021	6,679	1,344	—	8,023
Allowance for valuation of deferred tax assets:
Year Ended September 30, 2023	$17,966	$311	$1,392	$16,885
Year Ended September 30, 2022	19,135	660	1,829	17,966
Year Ended September 30, 2021	18,524	611	—	19,135

The following table provides supplemental disclosure of Consolidated Statements of Cash Flows information:

	Fiscal Year Ended September 30,
(in thousands)	2023	2022	2021

Supplemental disclosure of cash flow information
Cash and cash equivalents	$220,595	$206,028	$253,667
Restricted cash	8,373	8,341	9,957
Total cash and cash equivalents and restricted cash	$228,968	$214,369	$263,624

Cash paid during the period for interest	$11,143	$8,230	$8,230
Cash paid during the period for income taxes, net	$11,415	$15,899	$3,696

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$330,947	$300,487	$212,756
Transfer of consideration for other investment	—	1,500	—
Transfer of equity consideration for acquisition	99	—	1,545
Acquisition earn-out contingency	2,000	—	4,608
Accrued acquisition consideration	1,412	—	1,986
NOTE 16: SUBSEQUENT EVENTS
In October 2023, we contributed an additional $15.0 million to Founders associated with our preferred equity interest, bringing our total equity investment in Founders to $45.0 million. Additionally, the interest rate on our $15.0 million demand promissory note from Founders was increased to 15.00% per annum.
In October 2023, we received a cash dividend of $1.7 million from Cash Converters.

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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023. We believe the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, stockholders’ equity and cash flows as of the dates, and for the periods, presented in conformity with GAAP.
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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of September 30, 2023.
Our internal control over financial reporting as of September 30, 2023 has been audited by our independent registered public accounting firm, as stated in their report appearing below.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal 2023, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Report of Independent Registered Public Accounting Firm
Stockholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on Internal Control over Financial Reporting
We have audited EZCORP, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2023, and the related notes and our report dated November 15, 2023 expressed an unqualified opinion thereon.
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
/s/ BDO USA, P.C.
Dallas, Texas
November 15, 2023

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
No director or executive officer adopted, modified or terminated any contract, instruction, written plan or other trading arrangement relating to the purchase or sale of Company securities during the fourth quarter of fiscal 2023.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below are the names of the persons who, as of November 1, 2023, constituted our Board of Directors and their ages and committee assignments as of that date:

Name	Age	Committees

Matthew W. Appel	67	Audit, People and Compensation, Nominating (Chair), Lead Independent Director
Zena Srivatsa Arnold	45	Audit, People and Compensation, Nominating
Phillip E. Cohen (Executive Chairman)	76	—
Lachlan P. Given	46	—
Jason A. Kulas	52	—
Pablo Lagos Espinosa	68	Audit, People and Compensation (Chair), Nominating
Gary L. Tillett	64	Audit (Chair), People and Compensation, Nominating
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

Board Diversity Matrix (as of November 1, 2023)
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
•Zena Srivatsa Arnold — Ms. Arnold has been a director since May 2019. She is a member of the Audit Committee, the People and Compensation Committee and the Nominating Committee. Ms. Arnold has over 20 years of experience in marketing, brand management, strategy development and business operations. She serves as Chief Marketing Officer at Sephora, one of the world’s largest luxury cosmetic brands that is part of the Moet Hennessy Louis Vuitton conglomerate. Prior to joining Sephora in May 2023, she was Senior Vice President, Carbonated Soft Drinks, at PepsiCo., Inc., where she oversaw the brand and business for the Carbonated Soft Drink portfolio in North America, including some of the company’s largest brands such as Pepsi and Mountain Dew. Prior to joining PepsiCo in March 2022, she was the Chief Digital and Marketing Officer of Kimberly-Clark Corporation, a global personal care and consumer products company (April 2020 to March 2022), and spent six years with Google, serving as Global Head of Growth for Chromebook (May 2019 to March 2020); General Manager, US Chromebooks (March 2018 to May 2019); Global Head of Marketing, Chromebooks and IoT (November 2016 to March 2018); Head of Americas Marketing, Google Play (April 2015 to October 2016); and Head of NA Marketing, Google Play (October 2013 to April 2015). Prior to joining Google, Ms. Arnold spent over nine years in various brand management positions with Kellogg Company (August 2010 to October 2013) and Procter & Gamble (April 2004 to August 2010). Ms. Arnold began her professional career at General Electric Corporation, where she served as Product Manager, Server Solutions for GE Capital IT Solutions (April 2002 to April 2004). Ms. Arnold received a Bachelor of Science degree in Computer Science, with a minor in Business Marketing, from The Ohio State University. She was recognized in 2014 as one of Brand Innovators “40 Under 40,” and has received numerous other professional awards and recognitions. Ms. Arnold also serves on the board of directors of Lancaster Colony Corporation (NASDAQ: LANC).
Director qualifications: leadership, executive management experience; broad business and strategically relevant experience; experience in developing growth strategies.

•Phillip E. Cohen — Mr. Cohen has been a member of the Board of Directors and the Executive Chairman since September 2019. He has been an owner of, and advisor to, the Company for over 30 years. He acquired the Company in 1989 and took it public in 1991 with an initial public offering of Class A Non-Voting Common Stock. Mr. Cohen has 50 years of investment banking and financial advisory experience with a variety of firms, including Kuhn Loeb & Co. Incorporated (1973-1977), Lehman Brothers Kuhn Loeb Incorporated (1977-1979), The First Boston Corporation (1980), Oppenheimer & Co, Inc. (1980-1984), Morgan Schiff & Co., Inc. (1984-Present) and Madison Park LLC (2004 to Present). Mr. Cohen received a Bachelor of Commerce degree from the University of Melbourne and a Masters of Business Administration from Harvard University. Mr. Cohen is the sole stockholder of MS Pawn Corporation, which is the general partner of MS Pawn Limited Partnership, the owner of 100% of the outstanding shares of our Class B Voting Common Stock.
Director qualifications: leadership; broad business and strategically relevant experience; retail management experience; financial experience; international experience and global perspective; industry knowledge; experience in developing growth strategies. Further, Mr. Cohen has deep knowledge of the Company and its opportunities and challenges spanning multiple economic cycles.
Lachlan P. Given — Mr. Given is our Chief Executive Officer and a director, having been appointed to that role, and elected to the
Board of Directors, in March 2022, after serving as Co-Interim Chief Executive Officer since January 2022. From September 2020 to January 2022, he was Chief Strategy, M&A and Funding Officer, with responsibility for overseeing the Company’s strategic planning; mergers, acquisitions and strategic investments; and capital market and institutional funding activities. From September 2019 to September 2020, he was the Chief M&A and Strategic Funding Officer. He previously served on the Board of Directors from July 2014 to September 2019, holding the position of Non-Executive Chairman (July 2014 to August 2014), Executive Vice Chairman (August 2014 to February 2015) and Executive Chairman (February 2015 to September 2019). Before joining the Company as an executive, Mr. Given provided financial and advisory services to the Company through his own business and financial advisory firm and as a consultant to Madison Park LLC, which is wholly owned by Phillip E. Cohen, who is the beneficial owner of all of our Class B Voting Common Stock. Mr. Given is also a director of The Farm Journal Corporation, a 135-year old pre-eminent U.S. agricultural media company; Senetas Corporation Limited (ASX: SEN), a developer and manufacturer of certified, defense-grade encryption solutions; CANSTAR Pty Ltd, an Australian financial services ratings and research firm; and Cash Converters International Limited (ASX: CCV). Mr. Given began his career working in the investment banking and equity capital markets divisions of Merrill Lynch in Hong Kong and Sydney, Australia, where he specialized in the origination and execution of a variety of M&A, equity, equity-linked and fixed income transactions.
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
Executive Officers
Set forth below are the name, age and position of each of the persons serving as our executive officers as of November 1, 2023:

Name	Age	Title

Phillip E. Cohen	76	Executive Chairman
Lachlan P. Given	46	Chief Executive Officer
Ellen Bryant	51	Chief Legal Officer and Secretary
Timothy K. Jugmans	47	Chief Financial Officer
John Blair Powell, Jr.	55	Chief Operating Officer
Keith Robertson	59	Chief Information Officer
Sunil Sajnani	43	Chief Audit and Loss Prevention Executive
Nicole Swies	45	Chief Revenue Officer
Lisa VanRoekel	54	Chief Human Resources Officer
Set forth below is current biographical information about our executive officers, except for Mr. Cohen and Mr. Given, whose biographical information is included under “Board of Directors” above.

Ellen Bryant — Ms. Bryant serves as Chief Legal Officer and Secretary, having been promoted to that position in January 2023 after having served as Vice President and Deputy General Counsel. Ms. Bryant joined the Company in January 2004 as Associate General Counsel and has held legal roles of increasing responsibility through August 2015, when she was promoted to Deputy General Counsel. During her tenure with the Company, Ms. Bryant has been primarily responsible for legal support of the Company’s pawn segments, with experience in the U.S. and Mexico, mergers and acquisitions, financial services, compliance, and general corporate matters. Prior to joining the Company, Ms. Bryant was a Staff Attorney with the Texas Automobile Dealers Association. She received a Bachelor of Arts degree from the University of Texas at Austin and a J.D. degree from the University of Houston Law Center and has been a member of the Texas State Bar since November 1998.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Based on written representations and a review of the relevant Forms 3, 4 and 5, during fiscal 2023 all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act, except for the Form 4 reporting the August 22, 2023 sale of 2,250 shares of Class A Common Stock by Nicole Swies (an executive officer), which was filed on October 18, 2023. The delinquent filing was inadvertent and resulted from a delay in the receipt of information regarding the transaction.
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
•The audit committee must have at least three members, each of whom must be independent (Rule 5605(c)(2));
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
Meetings and Attendance — The following table sets forth the number of meetings held during fiscal 2023 by the Board of Directors and each committee thereof, as well as the number of times during the year that action was taken by unanimous written consent. Our bylaws currently require the unanimous attendance of all directors in order for a quorum to be present at a meeting of the Board of Directors. In addition to the number of official Board meetings noted below, the Board of Directors also held five other meetings that were not considered official meetings of the Board due to the absence of a quorum.
All directors attended at least 75% of the meetings of the Board and of the committees on which they served.

	Fiscal 2023
	Meetings Held	Action by Unanimous Written Consent

Board of Directors	7	5
Audit Committee	4	—
People and Compensation Committee	5	—
Nominating Committee	1	2
In addition, during fiscal 2022, the Board of Directors formed and commissioned a “Share Buyback Committee,” consisting of Mr. Appel, Mr. Given, Mr. Kulas, and Mr. Tillett, for the purpose of reviewing and approving the Company’s share repurchase plans. That committee met a total of four times, and took action once by unanimous written consent, during fiscal 2023.

In connection with the offering and issuance of convertible notes in December 2022, the Board of Directors formed a “Pricing Committee,” consisting of Mr. Appel, Mr. Given, Mr. Kulas, and Mr. Tillett, to review and approve on behalf of the Board of Directors the specific terms of the offering. That committee met two times, and took action twice by unanimous written consent, during fiscal 2023.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes our compensation practices and the executive compensation policies, decisions and actions of the People and Compensation Committee of our Board of Directors (the “Committee”). It focuses specifically on compensation earned during fiscal 2023 by the following individuals, referred to as our Named Executive Officers.

Name	Position

Lachlan P. Given	Chief Executive Officer
Timothy K. Jugmans	Chief Financial Officer
Philip E. Cohen	Executive Chairman
John Blair Powell, Jr.	Chief Operating Officer
Lisa VanRoekel	Chief Human Resources Officer
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
The Committee asks its independent compensation consultant to conduct an annual competitive compensation review to benchmark compensation for executive officers. Mercer (US) Inc. (“Mercer”), the Committee’s independent compensation consultant, delivered its Fiscal 2023 Executive Compensation Competitive Market Assessment (the “FY23 Mercer Executive Compensation Report”) to the Committee in August 2022 in connection with the Committee’s review and evaluation of the executive compensation program and pay levels for fiscal 2023. For that report, Mercer collected competitive pay data for a peer group of 13 publicly traded companies that were reviewed and approved by the Committee in May 2022.
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

The fiscal 2023 peer group consisted of the following companies:

Peer Company	Stock Symbol	Primary Business

The Aaron’s Company, Inc.	AAN	Home Furnishing Retail
Atlanticus Holdings Corporation	ATLC	Consumer Finance
The Cato Corporation	CATO	Apparel Retail
Conn’s, Inc.	CONN	Computer and Electronics Retail
CURO Group Holdings Corp.	CURO	Consumer Finance
Elevate Credit, Inc.	ELVT	Consumer Finance
Enova International, Inc.	ENVA	Consumer Finance
FirstCash Holdings, Inc.	FCFS	Consumer Finance — Pawn Operator
LendingClub Corporation	LC	Consumer Finance
MoneyGram International, Inc.	MGI	Data Processing and Outsourced Services — Fintech
Oportun Financial Corporation	OPRT	Consumer Finance
Regional Management Corp.	RM	Consumer Finance
World Acceptance Corporation	WRLD	Consumer Finance
This group was the same as the peer group used in fiscal 2022, except that three companies were dropped (Cardtronics Inc. and GreenSky, Inc. due to their having been acquired, and Rent-A-Center, Inc. due to its revenue size being outside the range of reasonable comparability) and four companies were added (Atlanticus Holdings Corporation and Elevate Credit, Inc. to maintain focus on the Consumer Finance industry, and The Aaron’s Company, Inc. and The Cato Corporation to expand exposure to retail companies with comparable business models). When the peer group was approved by the Committee, Mercer noted that the Company was at the 43rd percentile of the peer group in terms of revenue size and at the 19th percentile in terms of market capitalization.
To benchmark our executive compensation, Mercer used peer group data from the most recently available proxy filings (CEO and CFO positions and other executive positions where available) and its own executive compensation survey data (for all executive officer positions). Additional data from other published surveys was used as secondary reference points. (Note — The FY23 Mercer Executive Compensation Report did not include any benchmarking information for the Executive Chairman position, as our Executive Chairman, Mr. Cohen, is subject to a special multi-year compensation arrangement that was approved by the full Board in September 2019 and renewed on the same terms for fiscal 2023. See “Compensation Discussion and Analysis — Summary of Fiscal 2019 Compensation Actions — Executive Chairman” in our Annual Report on Form 10-K for the year ended September 30, 2019.)
The FY23 Mercer Executive Compensation Report contained the following general observations, which the Committee took into consideration in evaluating and approving executive compensation for fiscal 2023:
•Total cash compensation (at target levels) for our executive officers as a group approximates the 62nd percentile, with individual executive officers each approximating or exceeding the 50th percentile.
•Long-term incentive compensation (at target levels) is less competitive at the 30th percentile, with half of our executive officers below the 50th percentile.
•As a whole, total direct compensation (cash compensation plus long-term incentive) for our executive officers is at the 45th percentile, with all but two of the executive officers approximating or exceeding the 50th percentile.
•Relative to the prior year, both long-term incentive compensation and total direct compensation compared to the market have improved slightly, reflecting the Committee’s emphasis on long-term compensation.
Components of Compensation and Fiscal 2023 Executive Compensation Actions
Our executive compensation program consists of four main elements: base salaries, short-term cash incentive opportunities, long-term incentive opportunities (generally paid in the form of equity awards) and other benefits, including healthcare and retirement. Each of these components is discussed in more detail below, along with the compensation actions that were taken during fiscal 2023.
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

The following table shows, for each Named Executive Officer, the base salaries that were in effect for fiscal 2023 and 2022:

Named Executive Officer	Fiscal 2023 Base Salary	Fiscal 2022 Base Salary	Increase

Lachlan P. Given (1)	$750,000	$750,000	0%
Timothy K. Jugmans (2)	$450,000	$450,000	0%
Philip E. Cohen	$1,500,000	$1,500,000	0%
John Blair Powell, Jr. (3)	$550,000	$550,000	0%
Lisa VanRoekel (4)	$410,000	$410,000	0%
(1)    Mr. Given was appointed Co-Interim Chief Executive Officer effective January 12, 2022 and Chief Executive Officer effective March 3, 2022. The amount shown for fiscal 2022 represents his annualized base salary for the CEO position, which was made effective January 12, 2022.
(2)    In September 2021, the Committee approved a base salary for Mr. Jugmans of $420,000 for fiscal 2022 and indicated that it expected to approve a further increase to $450,000 for fiscal 2023 to better align Mr. Jugmans’ compensation with the competitive market benchmarks. In February 2022, in recognition of Mr. Jugmans’ performance, particularly in the context of the CEO change that occurred in January 2022, the Committee approved a base salary increase to $450,000 (with retroactive effect from January 12, 2022), essentially accelerating the increase planned for fiscal 2023.
(3)    In October 2021, the Committee approved a fiscal 2022 base salary for Mr. Powell, who was serving as President, Global Pawn at that time, of $450,000. In January 2022, Mr. Powell was appointed Co-Interim Chief Executive Officer (effective January 12, 2022), and he served in that position with Mr. Given until March 3, 2022, when he was appointed Chief Operating Officer. The amount shown for fiscal 2022 represents the annualized base salary for the COO position, which was made effective January 12, 2022.
(4)    In September 2021, the Committee approved a base salary for Ms. VanRoekel of $350,000 for fiscal 2022. In February 2022, in recognition of Ms. VanRoekel’s increased responsibilities, the Committee approved a base salary increase to $410,000 (with retroactive effect from January 12, 2022).
In October 2023, the Committee determined that the fiscal 2024 base salaries for the Named Executive Officers would be as follows: Mr,. Given, $750,000 (no increase); Mr. Jugmans, $475,000 (5.6% increase); Mr. Powell, $600,000 (9.1% increase); Mr. Cohen, $1,500,000 (no increase); and Ms. VanRoekel, $410,000 (no increase).
Annual Short-Term Incentive
Our executive officers, as well as other key Team Members, are eligible to participate in our annual short-term incentive (“STI”) plan. The plan is designed to provide financial reward contingent on achievement of annual corporate and business unit financial results, as well as personal objectives tied to our strategic goals.
The following is a summary of the terms of the fiscal 2023 STI plan, which the Committee approved in September 2022 after deliberations regarding the appropriate performance measures:
•The fiscal 2023 STI plan provides cash bonus opportunities based on achievement of specified performance goals. The bonus opportunity for each participant was determined based on a designated target amount, a business performance modifier based on the achievement of specified EBITDA-based performance goals for the Company as a whole (consolidated) and each business unit, and an assessment of individual performance.
•Participants were assigned to one of two “STI Incentive Pools” — Consolidated Executive Officer and Consolidated — and the total target amount for each pool equaled the aggregate designated target amount for the participants in that pool. The Consolidated Pool also includes three sub-pools based on individual business unit performance.
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
•The performance goal for both the Consolidated Executive Officer pool and the Consolidated pool was based on the consolidated Adjusted EBITDA shown in the Board-approved budget for fiscal 2023 (excluding any impact of our investment in Cash Converters). The threshold level for each pool (i.e, the performance needed to achieve 50% funding) was set at 85% of the designated performance goal for that pool, and the maximum level (i.e., the performance needed to achieve 150% funding) was set at 115% of the designated performance goal. The Company Performance Gate was set at 85% of the consolidated performance goal.
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
The following table sets forth the fiscal 2023 STI target amount for each of the Named Executive Officers:

Named Executive Officer (1)	Fiscal 2023 STI Target Amount	Target Amount as % of Base Salary

Lachlan P. Given	$1,125,000	150%
Timothy K. Jugmans	$450,000	100%
John Blair Powell, Jr.	$550,000	100%
Lisa VanRoekel	$246,000	60%
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
All of the Named Executive Officers were assigned to the Consolidated Executive Officer pool. During fiscal 2023, the Company achieved 111% of the specified consolidated performance goal.
In addition to the noted financial performance, management was successful in completing specific initiatives that were designed to drive progress across the key strategic focus areas for fiscal 2023, which included:
•Strengthening our core pawn business;
•Driving cost efficiency;
•Improving our Team Member experience;
•Improving and expanding our customer engagement through innovation and growth;
•Modernizing our IT and data management systems;
•Enhancing and maintaining our culture of risk management and compliance, and
•Developing the foundations of a comprehensive and integrated sustainability program.
These strategic focus areas provided the foundation for delivering strong financial performance through increased earnings and efficient balance sheet management.
Following a consideration of all of these factors, the Committee approved a funding level of 123% for the Consolidated Executive Officer pool, which included all of the Named Executive Officers. The specific bonus amount approved for each Named Executive Officers is indicated in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table below. Those amounts were calculated as follows:

Named Executive Officer (1)	Target Amount	STI Payout	Percent of Target Awarded

Lachlan P. Given	$1,125,000	$1,383,750	123%
Timothy K. Jugmans	$450,000	$553,500	123%
John Blair Powell, Jr.	$550,000	$676,500	123%
Lisa VanRoekel	$246,000	$302,580	123%
(1)    Mr. Cohen’s bonus payout was calculated as described below under “Executive Chairman Incentive Award.”
In October 2023, the Committee approved the STI plan for fiscal 2024. The fiscal 2024 STI plan contains the same basic design elements as the fiscal 2023 plan. For fiscal 2024, the Target Amounts for each of the Named Executive Officers will be as follows: Mr. Given, $1,125,000; Mr. Jugmans, $475,000; Mr. Powell, $600,000; and Ms. VanRoekel, $246,000.

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
All of our executive officers are eligible to receive LTI awards. We structure our LTI compensation program to place greater emphasis on long-term performance that enhances stockholder value. Many of our peers have a significant time-based vesting component to their long-term awards, while 80% of our LTI awards are subject to performance-based vesting. To further emphasize the long-term nature of these awards, 100% of the LTI awards vest at the end of a three-year performance period, rather than a prorated vesting each year during the performance period. The Committee believes this structure incentivizes and rewards longer-term vision and strategies, and provides a balance to our short-term programs, which are focused on annual performance.
We are currently issuing LTI awards under the 2022 Long-Term Incentive Plan (the “2022 LTI Plan”). Under the terms of the 2022 LTI Plan, all awards must be approved by the full Board of Directors, following recommendation by the Committee.
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
Fiscal 2023 Actions — For fiscal 2023, the Committee took the following actions regarding LTI awards:
•Grant of fiscal 2023 LTI awards — In September 2022, the Committee approved the design and structure of the fiscal 2023 LTI awards and authorized the issuance of awards to the executive officers and other key employees. Those awards were granted in October 2022 following approval by the Board. The number of units awarded to each participant was determined by dividing the participant’s designated LTI target amount by $7.71, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2022. The following table shows the fiscal 2023 LTI awards for the Named Executive Officers (other than Mr. Cohen, who is subject to a separate incentive program and is not eligible for LTI awards):

Named Executive Officer	Fiscal 2023 LTI Target Amount	Number of Units

Lachlan P. Given	$2,000,000	259,403
Timothy K. Jugmans	$500,000	64,850
John Blair Powell, Jr.	$825,000	107,003
Lisa VanRoekel	$328,000	42,542
The awards took the form of restricted stock units with the following terms:
•Performance will be measured over a three-year performance period (fiscal 2023, fiscal 2024 and fiscal 2025).
•Vesting for 80% of the units awarded is subject to performance measured against specified net income targets — 20% of the units are allocated to each of the three years in the performance period (with each year measured separately based on an annual Adjusted Net Income performance goal), and 20% of the units are subject to a cumulative performance goal based on Adjusted Net Income growth over the three-year performance period.
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
•The remaining 20% of the units are subject to time-based vesting, contingent only on continuous active employment through the end of the performance period.
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

The Committee believes that this LTI award structure (which was new for fiscal 2023) introduces two important features into the Company’s LTI awards. Since fiscal 2020, LTI performance has been measured on an annual basis, relying largely on the three-year cliff vest feature to add the necessary long-term focus. The Committee considered this structure to be appropriate during the height of the COVID pandemic when long-term forecasting was difficult if not impossible. With the post-COVID recovery now largely complete going into fiscal 2023, the Committee considered it appropriate to add in a multi-year performance measure, while at the same time retaining some portion of the separate annual performance feature. The Committee believes this structure aligns with the Company’s business strategy by maintaining executive focus on each year’s results but also driving long-term, multi-year performance. Additionally, the Committee determined, with the advice of its independent consultant, that the inclusion of a relatively small time-based element better aligns the Company’s equity awards with market comparables.
•Vesting of fiscal 2021 awards — As described in our Annual Report on Form 10-K for the year ended September 30, 2021 (the “2021 Annual Report”), the fiscal 2021 LTI awards were approved in February 2021. The basic design of the fiscal 2021 awards is similar to the fiscal 2023 awards discussed above, except that 100% of the units awarded are subject to performance-based vesting (divided equally among the three years in the performance period, fiscal 2021, fiscal 2022 and fiscal 2023). As reported in our Annual Report on Form 10-K for the year ended September 30, 2022 (the “2022 Annual Report”), the Committee previously determined that 150% of the units allocated to each of fiscal 2021 and fiscal 2022 were available for vesting for those participants whose employment continued through fiscal 2023.
During fiscal 2023, the Company’s Adjusted Net Income performance ($69.8 million) exceeded the specified performance goal at the target level, and in November 2023, the Committee determined that 135% of the units allocated to fiscal 2023 (along with the units allocated to fiscal 2021 and fiscal 2022 as described above) were vested for those participants whose employment continued through the end of fiscal 2023. The resulting vesting for the Named Executive Officers was as follows: Mr. Given, 172,962 units; Mr. Jugmans, 85,327 units; Mr. Powell, 86,482 units; and Ms. VanRoekel, 80,716 units.
•Second-year performance of fiscal 2022 awards — As described in our 2022 Annual Report, the fiscal 2022 LTI awards were approved in October 2021. The basic design of the fiscal 2022 awards is substantially similar to the fiscal 2021 awards discussed above, except that the three-year performance period consists of fiscal 2022, fiscal 2023 and fiscal 2024. As reported in the 2022 Annual Report, the Committee determined in November 2022 that 150% of the units allocated to fiscal 2022 were available for vesting for those participants whose employment continues through fiscal 2024.
During fiscal 2023, the Company’s Adjusted Net Income performance ($69.8 million) exceeded the specified performance goal at the target level, and in November 2023, the Committee determined that 147% of the units allocated to fiscal 2023 were now available for vesting for those participants whose employment continued through the end of fiscal 2024. For the Named Executive Officers, this includes 80,654 units for Mr. Given (including 25,787 “bonus” units); 28,580 units for Mr. Jugmans (including 9,138 “bonus” units); 46,552 units for Mr. Powell (including 14,884 “bonus” units); and 20,354 units for Ms. VanRoekel (including 6,508 “bonus” units).
•First-year performance of fiscal 2023 awards — During fiscal 2023, the Company’s Adjusted Net Income performance ($69.8 million) exceeded the specified performance goal at the target level, and in November 2023, the Committee determined that 147% of the units allocated to fiscal 2023 are now available for vesting for those participants whose employment continued through the end of fiscal 2025. For the Named Executive Officers, this includes 76,265 units for Mr. Given (including 24,384 “bonus” units); 19,066 units for Mr. Jugmans (including 6,096 “bonus” units); 31,459 units for Mr. Powell (including 10,058 “bonus” units); and 12,508 units for Ms. VanRoekel (including 3,999 “bonus” units).
•Grant of fiscal 2024 Awards — In October 2023, the Committee approved the plan design for the fiscal 2024 LTI awards. The approved design is substantially identical to the fiscal 2023 awards described above, except that the three-year performance period covers fiscal 2024, fiscal 2025 and fiscal 2026. The fiscal 2024 LTI awards were granted in November 2023 following approval by the Board. The number of units awarded to each participant was determined by dividing the participant’s designated LTI target amount by $8.25, the closing trading price of our Class A Non-Voting Common Stock on September 29, 2023. The following table shows the fiscal 2024 LTI awards for the Named Executive Officers (other than Mr. Cohen, who is subject to a separate incentive program and is not eligible for LTI awards):

Named Executive Officer (1)	Fiscal 2024 LTI Target Amount	Number of Units

Lachlan P. Given	$2,600,000	315,151
Timothy K. Jugmans	$700,000	84,848
John Blair Powell, Jr.	$1,200,000	145,454
Lisa VanRoekel	$350,000	42,424

(1)    In October 2023, the Committee approved increases in the LTI target amounts for Mr. Given (from $2,000,000 to $2,600,000), Mr. Jugmans (from $500,000 to $700,000), Mr. Powell (from $825,000 to $1,200,000) and Ms. VanRoekel (from $328,000 to $350,000). These changes better align the executives’ long-term incentive compensation and total direct compensation with peer group executives in comparable positions (at the 25th percentile and 43rd percentile, respectively, for Mr. Given; below the 25th percentile and at the 41st percentile, respectively, for Mr. Jugmans; at the 50th percentile and 58th percentile, respectively, for Mr. Powell; and at the 34th percentile and 68th percentile, respectively, for Ms. VanRoekel), and is consistent with the Company’s pay-for-performance philosophy and emphasis on long-term compensation.
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
At the beginning of fiscal 2023, Mr. Cohen received 194,552 Units (the “FY23 Units”), which was calculated by dividing the bonus opportunity ($1,500,000) by $7.71, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2022. In September 2023, the Committee reviewed and evaluated Mr. Cohen’s individual performance during fiscal 2023, noting Mr. Cohen’s valuable contributions in key strategic areas, including the following:
•Providing leadership and mentorship to the CEO, COO and CFO;
•Providing counsel and advice on development and execution of strategic plan;
•Providing direction, high-level involvement and support on key growth initiatives, including acquisitions, strategic investments and partnerships and denovo developments;
•Providing counsel and operational guidance to improve store-level performance and Team Member engagement; and
•Providing thought leadership and guidance on financing and capital allocation strategies.
As noted above, the Committee has determined that the Company Performance Gate under the fiscal 2023 STI plan has been achieved. See “Annual Short-Term Incentive” above. Consequently, and taking into consideration the Committee’s evaluation of Mr. Cohen’s individual performance, the Committee approved the vesting of 100% of the FY23 Units. Under the terms of Mr. Cohen’s incentive opportunity, 50% of those Units (or 97,276 Units) will be paid out on a per-Unit value of $8.25 (the closing trading price of our Class A Common Stock on September 29, 2023), translating to a cash payout of $802,527. The remaining 50% of the FY22 Units (92,976 Units) will be paid at the end of fiscal 2024 based on the closing trading price of our Class A Non-Voting Common Stock at that time.
In October 2023, the Committee approved an increase in Mr. Cohen’s incentive compensation opportunity to $1,750,000, and for fiscal 2024, Mr. Cohen received 212,121 Units (the “FY24 Units”), which was calculated by dividing the bonus opportunity ($1,750,000) by $8.25, the closing trading price of our Class A Non-Voting Common Stock on September 29, 2023. The FY24 Units will be subject to the vesting and payout terms described above.
Supplemental Executive Retirement Plan
We provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”) to offer a competitive benefit and to assist in offsetting potential impacts of contribution limitations applicable to our 401(k) retirement savings plan. For fiscal 2023, the Committee approved SERP contributions for each of the executive officers equal to 10% of base salary. This resulted in the following SERP contributions for each of the Named Executive Officers (other than Mr. Cohen who is not eligible for SERP contributions):

Named Executive Officer	Fiscal 2023 SERP Contribution

Lachlan P. Given	$75,000
Timothy K. Jugmans	$45,000
John Blair Powell, Jr.	$55,000
Lisa VanRoekel	$41,000
In October 2023, the Committee approved fiscal 2024 SERP contributions equal to 10% of base salary for each of the executive officers (other than Mr. Cohen). For the Named Executive Officers, those contributions were $75,000 for Mr. Given, $47,500 for Mr. Jugmans, $60,000 for Mr. Powell and $41,000 for Ms. VanRoekel.
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
During fiscal 2023, Mercer, among other things, advised the Committee on the principal aspects of our executive compensation program, updated the Committee on evolving best practices and provided market information and analysis regarding the competitiveness of our program design and award values.
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
We maintain the following policies to mitigate compensation risk:
•Compensation Recovery Policy — The Board of Directors has adopted a Compensation Recovery Policy that complies with the requirements of the Nasdaq Listing Rules. Under the policy, the Company generally is required to take reasonably prompt action to recover “Erroneously Awarded Compensation” from the persons subject to the policy (including the executive officers) if the Company is required to prepare an accounting restatement due to the Company’s material noncompliance with financial reporting requirements. “Erroneously Awarded Compensation” is the amount of incentive compensation received by a covered person in excess of the amount that would have been received had it been determined based on the restated amounts. A copy of the Compensation Recovery Policy, which became effective on August 1, 2023, is filed as Exhibit 97 to this Report.
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

Other Executive Compensation Matters
Change in Control Severance Plan — The executive officers (other than Mr. Cohen) are participants in the EZCORP, Inc. Change in Control Severance Plan (the “CIC Severance Plan”), which was approved and adopted by the Board of Directors in November 2022. A participant in the CIC Severance Plan is entitled to receive certain severance benefits if both of the following events occur (a “double trigger”): The Company experiences a change in control and the executive’s employment is terminated within two years thereafter. The severance benefits include a cash payment equal to (1) a multiple of the participant’s annual base salary and target STI bonus plus (2) the participant’s prorated target bonus for the year in which the termination occurs. In addition, the Company will provide continued healthcare benefits for a number of years equal to the applicable multiple. The multiple referred to varies by executive officer, with the CEO, COO and CFO having multiples of 2.0 and the remaining executive officer participants having multiples of 1.5.
The Board of Directors has also approved amendments to the 2022 Long-Term Incentive Plan and all outstanding LTI awards to provide for the acceleration of vesting (at target levels, in the case of performance-based awards) upon the occurrence of a qualifying termination following a change in control. This acceleration of vesting benefit applies to the CIC Severance Plan participants, as well as all other holders of outstanding LTI awards.
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
Employment Contract for Mr. Given — On November 14, 2023, we entered into an Employment Contract with Mr. Given, our Chief Executive Officer, who resides in London, England. The Employment Contract was entered into to comply with U.K. employment laws and is not intended to alter the fundamental elements of Mr. Given’s employment relationship, including the compensatory arrangement as reflected in this Compensation Discussion and Analysis. The terms of the Employment Contract mirror as close as possible the terms of Mr. Given’s pre-existing U.S. employment, although certain modifications were necessary to adapt to a U.K. employment environment, particularly with regards to healthcare and other benefits. All compensation received by Mr. Given under the Employment Contract is reflected in the Summary Compensation Table below, including the “All Other Compensation” column, which includes healthcare and other benefits.
Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2023.

Pablo Lagos Espinosa, Chair Matthew W. Appel Zena Srivatsa Arnold Gary L. Tillett

Compensation Committee Interlocks and Insider Participation
None of the persons who served as members of the Compensation Committee during fiscal 2023 are or have ever been an officer of or employed by the Company, nor do they have any relationship that requires disclosure under Item 404 of Regulation S-K, the SEC’s rules requiring disclosure of certain relationships and related party transactions.
Summary Compensation Table
The table below summarizes the total compensation for fiscal 2023, 2022 and 2021 for the Named Executive Officers. The amounts shown reflect the compensation received by each of the Named Executive Officers for the positions in which they were serving during the fiscal years so noted, as follows:
•Mr. Given served as Chief Strategy, M&A and Strategic Funding Officer during fiscal 2021 and the first quarter of fiscal 2022. He was named Co-Interim Chief Executive Officer effective January 12, 2022 and appointed Chief Executive Officer on March 3, 2022.
•Mr. Jugmans was named Interim Chief Financial Officer in September 2020 and appointed Chief Financial Officer in May 2021.
•Mr. Powell served as President, US Pawn during fiscal 2021. He promoted to the position of President, Global Pawn in October 2021 and held that position until he was named Co-Interim Chief Executive Officer effective January 12, 2022. He was appointed Chief Operating Officer on March 3, 2022.
•Ms. VanRoekel has served as Chief Human Resources Officer since joining the Company in January 2021.

Name and Principal Position	Fiscal Year	Base Salary	Bonus	Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total

Lachlan P. Given (4)	2023	$750,000	—	$2,261,136	$1,383,750	$86,394	$4,481,280
Chief Executive Officer	2022	$728,654	—	$1,045,197	$1,465,274	$84,452	$3,323,577
	2021	$600,000	—	$372,003	$770,000	$83,028	$1,825,031
Timothy K. Jugmans (4)	2023	$450,000	—	$749,143	$553,500	$71,679	$1,824,322
Chief Financial Officer	2022	$438,615	—	$412,239	$626,745	$71,146	$1,548,745
	2021	$370,000	—	$238,717	$302,500	$66,418	$977,635
Philip E. Cohen	2023	$1,500,000	—	—	$1,619,896	$21,597	$3,141,493
Executive Chairman	2022	$1,500,000	—	—	$1,913,468	$23,310	$3,436,778
	2021	$1,500,000	—	—	$1,656,044	$23,532	$3,179,576
John Blair Powell, Jr.	2023	$550,000	—	$1,076,827	$676,500	$84,410	$2,387,737
Chief Operating Officer	2022	$515,577	—	$777,148	$744,576	$85,510	$2,122,811
	2021	$375,000	—	$180,267	$375,000	$66,316	$996,583
Lisa VanRoekel	2023	$410,000	—	$568,644	$302,580	$54,386	$1,335,610
Chief Human Resources	2022	$391,077	—	$290,106	$353,762	$56,215	$1,091,160
Officer	2021	$249,038	$100,000	$92,038	$262,500	$43,669	$747,245
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
For a description of these awards, see the “Grant of Plan-Based Awards” table under “Incentive Plan Based Awards” below. See also “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2023 Executive Compensation Actions — Long-Term Incentives” above.
(2)For Named Executive Officers other than Mr. Cohen, amounts represent the incentive bonuses paid pursuant to the Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2023 Executive Compensation Actions — Annual Incentive Bonuses” above. For Mr. Cohen, amounts represent the incentive bonuses paid pursuant to the special incentive compensation arrangement described under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2023 Executive Compensation Actions — Executive Chairman Incentive Award.”
(3)Amounts include the cost of providing various perquisites and personal benefits, as well as the value of our contributions to the company-sponsored 401(k) plan and Supplemental Executive Retirement Plan. For detail of the amounts shown for each Named Executive Officer, see the table under “Other Benefits and Perquisites — All Other Compensation” below.
(4)Mr. Given and Mr. Jugmans serve on the board of directors of Cash Converters International Limited, with Mr. Jugmans serving as non-executive chairman. The director fees paid to each of them during fiscal 2023 by Cash Converters International Limited were as follows: Mr. Given, AUD $95,000; and Mr. Jugmans, AUD $170,000. These amounts are not included in the Summary Compensation Table, as they were paid by Cash Converters International Limited, which is not controlled by EZCORP.

CEO Pay Ratio
The following information sets forth our calculation of the ratio between the annual total compensation of Lachlan P. Given, our Chief Executive Officer, and the annual total compensation of our median Team Member (“CEO Pay Ratio”).
•Mr. Given’s total annual compensation for fiscal 2023 was $4,481,280. That number is derived from the numbers set forth in the Summary Compensation Table above.
•Our median Team Member’s total annual compensation for fiscal 2023 was $18,208, consisting of gross annual wages, bonuses, overtime pay and other benefits.
•Based on those numbers, our CEO Pay ratio for fiscal 2023 is 246:1.
Our CEO Pay Ratio is based on the following methodology:
•When we identified our median Team Member, we selected gross wages paid during fiscal year 2023 as the most appropriate measure of compensation and applied that measure consistently across our global population. Gross wages generally include salary and wages (regular, hourly and overtime), commissions and bonuses. We annualized the compensation of all permanent full-time and part-time Team Members as of September 30, 2023.
•We calculated the median Team Member’s total annual compensation in accordance with the rules used to calculate the CEO’s compensation included in the Summary Compensation Table above.
•Using this methodology, we determined that our median Team Member was a full-time certified store manager located in Mexico where Team Member wages and cost of living are significantly lower than the U.S.
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

Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2023. For information about the plans under which these awards were granted, see “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2023 Compensation Actions — Annual Incentive Bonus” and “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2023 Executive Compensation Actions — Long-Term Incentives” above.
Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Grant Date Fair Value

Lachlan P. Given	10/01/2022	$562,500	$1,125,000	$1,687,500	—	—	—	—
	10/11/2022				155,642	259,403	363,164	$1,199,992	(3)
	11/16/2022						19,881	$151,692	(4)
	11/16/2022						27,434	$179,878	(5)
	Prior Years							$729,574	(6)
Timothy K. Jugmans	10/01/2022	$225,000	$450,000	$675,000	—	—	—	—
	10/11/2022				38,910	64,850	90,790	$299,996	(3)
	11/16/2022						9,808	$74,835	(4)
	11/16/2022						9,721	$73,190	(5)
	Prior Years							$301,122	(6)
Philip E. Cohen	10/1/2022	$1,500,000	$1,500,000	$1,500,000	—	—	—	—
John Blair Powell, Jr.	10/01/2022	$275,000	$550,000	$825,000	—	—	—	—
	10/11/2022				64,202	107,003	149,804	$494,990	(3)
	11/16/2022						9,941	$75,850	(4)
	11/16/2022						15,835	$108,552	(5)
	Prior Years							$397,435	(6)
Lisa VanRoekel	10/01/2022	$123,000	$246,000	$369,000	—	—	—	—
	10/11/2022				25,525	42,542	59,559	$196,790	(3)
	11/16/2022						9,278	$70,791	(4)
	11/16/2022						6,924	$51,259	(5)
	Prior Years							$249,804	(6)
(1)These amounts represent the potential payouts under the fiscal 2023 Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2023 Executive Compensation Actions — Annual Incentive Bonuses” above. The “Target” amount is the amount that would be paid if the specified performance goals are achieved at the target level (although the People and Compensation Committee may reduce any award if it chooses to do so). The “Threshold” reflects the amount that would be paid if the minimum performance goals are achieved, while the “Maximum” amount represents the maximum amount that would be paid if the maximum performance goals are achieved or exceeded. See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above for the amount of the actual payout for each of the Named Executive Officers.
(2)The amounts shown represent long-term incentive (LTI) awards (stated in number of units) under our Long-Term Incentive Plans. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2023 Executive Compensation Actions — Long-Term Incentives.
(3)Represents the estimated grant date fair value of equity awards, assuming payout at “Target” level. This is the estimated amount of aggregate compensation cost we expect to recognize over the performance period, determined as of the grant date. Because of the structure of the fiscal 2023 awards (as described under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2023 Executive Compensation Actions — Long-Term Incentives — Fiscal 2023 Actions — Grant of Fiscal 2023 Awards” above), each annual tranche of the awards is treated as a separate award for accounting purposes. Consequently, the amount shown represents the grant date fair value of the first annual tranche (20% of the award) plus the grant date fair value of the cumulative three-year performance tranche (20% of the award) plus the grant date fair value of the time-based tranche (20% of the award). The grant date fair value of the second and third annual tranches will be reflected in future years when the performance conditions for those tranches are established and they are deemed to be granted for accounting purposes.
(4)Represents the grant date fair value of the “bonus” units awarded with respect to the second tranche of the fiscal 2021 LTI awards based on Adjusted Net Income performance during fiscal 2022, as discussed in our 2022 Annual Report under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2022 Executive Compensation Actions — Long-Term Incentives — Fiscal 2022 Actions — Second Year Performance of Fiscal 2021 LTI Awards.”
(5)Represents the grant date fair value of the “bonus” units awarded with respect to the first tranche of the fiscal 2022 LTI awards based on Adjusted Net Income performance during fiscal 2022, as discussed in our 2022 Annual Report under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2022 Executive Compensation Actions — Long-Term Incentives — Fiscal 2022 Actions — First Year Performance of Fiscal 2022 LTI Awards.”

(6)Represents the aggregate grant date fair value of the third tranche of the fiscal 2021 LTI awards and the second tranche of the fiscal 2022 LTI awards. Because of the structure of those awards, these tranches were treated as separate awards for accounting purposes granted at the beginning of fiscal 2023, even though the full number of units associated with the awards was included in the “Grants of Plan-Based Awards” table in the 2021 Annual Report and the 2022 Annual Report, respectively.
The following table sets forth certain information about outstanding stock awards held by the Named Executive Officers as of the end of fiscal 2023. None of the Named Executive Officers holds any stock options.
Outstanding Equity Awards at Fiscal Year-End

		Stock Awards

Name	Award Date	Number of Shares or Units of Stock That Have Not Vested (1)		Market Value of Shares or Units of Stock That Have Not Vested (2)
Lachlan P. Given	11/16/2022	19,881	(3)	$164,018
	11/16/2022	27,434		$226,331
	10/11/2022	259,403		$2,140,075
	3/7/2022	85,340		$704,055
	11/17/2021	19,881	(3)	$164,018
	10/13/2021	79,260		$653,895
	2/22/2021	119,284	(3)	$984,093
				$5,036,485
Timothy K. Jugmans	11/16/2022	9,808	(3)	$80,916
	11/16/2022	9,721		$80,198
	10/11/2022	64,850		$535,013
	3/7/2022	2,844		$23,463
	11/17/2021	9,808	(3)	$80,916
	10/13/2021	55,482		$457,727
	2/22/2021	58,846	(3)	$485,480
				$1,743,713
Philip E. Cohen		—		$—
John Blair Powell, Jr.	11/16/2022	9,941	(3)	$82,013
	11/16/2022	15,834		$130,631
	10/11/2022	107,003		$882,775
	3/7/2022	35,558		$293,354
	11/17/2021	9,941	(3)	$82,013
	10/13/2021	9,907		$81,733
	10/13/20/21	59,445		$490,421
	2/22/2021	59,642	(3)	$492,047
				$2,534,987
Lisa VanRoekel	11/16/2022	9,278	(3)	$76,544
	11/16/2022	6,923		$57,115
	10/11/2022	42,542		$350,972
	3/7/2022	4,551		$37,546
	11/17/2021	9,278	(3)	$76,544
	10/13/2021	36,988		$305,151
	2/22/2021	55,666	(3)	$459,245
				$1,363,117

(1)Stated at target levels,
(2)Market value is based on the closing price of our Class A Common Stock on September 29, 2023, the last market trading day of fiscal 2023 ($8.25).
(3)These units vested in November 2023 following approval by the People and Compensation Committee. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2023 Executive Compensation Actions — Long-Term Incentives” above.
Stock Vested
The following table sets forth, with respect to each of the Named Executive Officers, certain information about restricted stock that vested during fiscal 2023:

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)

Lachlan P. Given	74,303	$731,885
Timothy K. Jugmans	17,706	$174,404
Philip E. Cohen	—	—
John Blair Powell, Jr.	44,581	$417,922
Lisa VanRoekel	—	—
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
Supplemental Executive Retirement Plan — We provide U.S. executive officers with a non-qualified Supplemental Executive Retirement Plan (“SERP”) to offer a competitive benefit and to assist in offsetting potential impacts of contribution limitations applicable to our 401(k) retirement savings plan. The SERP has similar investment options as are available under the 401(k) retirement savings plan. Company contributions to the SERP are formula-based, reviewed and approved by the People and Compensation Committee each year. For fiscal 2023, our annual contributions to the SERP were calculated as 10% of base salary. For fiscal 2024, the Company contributions to the SERP will continue at the same rates for executive officers. Under the terms of the SERP, participants are also allowed to voluntarily defer all or a portion of their salary and bonus payments into the SERP. There were eight participants during fiscal 2023.
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

The following table describes the SERP contributions, earnings and balance at the end of fiscal 2023 for each of the Named Executive Officers:
Nonqualified Deferred Compensation

Named Executive Officer	Company Contributions in Fiscal 2023 (1)	Aggregate Earnings in Fiscal 2023 (2)	Aggregate Withdrawals/Distributions in Fiscal 2023	Aggregate Forfeitures in Fiscal 2023	Aggregate Balance at September 30, 2023 (3)

Lachlan P. Given	$75,000	$82,628	$—	$—	$779,005
Timothy K. Jugmans	$45,000	$21,790	$—	$—	$151,639
Philip E. Cohen	$—	$—	$—	$—	$—
John Blair Powell, Jr.	$55,000	$7,990	$—	$—	$183,492
Lisa VanRoekel	$41,000	$8,534	$—	$—	$122,117
(1)These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”
(2)These amounts were not included in the Summary Compensation Table as the earnings were not in excess of market rates.
(3)Of the Aggregate Balance at September 30, 2023, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $490,767 for Mr. Given; $81,153 for Mr. Jugmans; $119,473 for Mr. Powell, and $74,307 for Ms. VanRoekel.
All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

Named Executive Officer	Year	Health Care Supplemental Insurance (1)	Value of Supplemental Life Insurance Premiums (2)	Company Contributions to Defined Contribution Plans (3)	Other Benefits	Total

Lachlan P. Given	2023	$6,576	$4,818	$75,000	$—	$86,394
	2022	$12,873	$812	$70,767	$—	$84,452
	2021	$21,636	$1,392	$60,000	$—	$83,028
Timothy K.Jugmans	2023	$22,068	$1,236	$48,375	$—	$71,679
	2022	$22,068	$1,392	$47,686	$—	$71,146
	2021	$21,636	$1,392	$43,390	$—	$66,418
Philip E. Cohen	2023	$14,736	$1,236	$5,625	$—	$21,597
	2022	$14,736	$1,392	$7,182	$—	$23,310
	2021	$14,448	$1,392	$7,692	$—	$23,532
John Blair Powell, Jr.	2023	$22,068	$1,236	$61,106	$—	$84,410
	2022	$22,068	$1,392	$62,050	$—	$85,510
	2021	$21,636	$1,392	$43,288	$—	$66,316
Lisa VanRoekel	2023	$7,656	$1,236	$45,494	$—	$54,386
	2022	$7,656	$1,392	$47,167	$—	$56,215
	2021	$5,000	$1,044	$37,625	$—	$43,669
(1)We provide a fully insured supplemental executive medical plan to certain executives, including all of the Named Executive Officers, to cover most healthcare costs in excess of amounts covered by our health insurance plans. The amounts shown (other than the fiscal 2023 amount for Mr. Given) represent the total premiums paid for the supplemental executive medical plan for each of the Named Executive Officers during each of the years presented. The fiscal 2023 amount for Mr. Given represents the amount we reimburse Mr. Given for a supplemental health policy in the U.K. that, along with his U.K. National Health Service coverage, provides Mr. Given with healthcare benefits that are comparable to the benefits provided to the other executive officers.
(2)Represents group life insurance premiums paid on behalf of the Named Executive Officers. The benefit provides life and accidental death and dismemberment coverage for the Named Executive Officers at three times annual salary up to a maximum of $1 million. The fiscal 2023 amount for Mr. Given represents the amount we paid for a rider to to the group term policy to provide Mr. Given with comparable benefits in the U.K.
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
•General Severance Benefits — We currently provide each of our executive officers (other than Mr. Cohen) with one-year salary continuation if his or her employment is terminated by the Company without cause. This severance benefit is reflected in the terms of Mr. Given’s U.K. Employment Contract. See “Compensation Discussion and Analysis — Other Executive Compensation Matters — Employment Contract for Mr. Given.”
•Change in Control Severance Benefits — The executive officers (other than Mr. Cohen) are subject to the Change in Control Severance Plan, which provides them with certain severance benefits in the form cash payments and continued healthcare benefits in the event that their employment is terminated in connection with or within two years following a change in control of the Company. See “Compensation discussion and Analysis — Other Executive Compensation Matters — Change in Control Severance Plan.” In addition, all outstanding LTI awards provide for the acceleration of vesting (at target levels, in the case of performance-based awards) upon the occurrence of a qualifying termination following a change in control.
The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2023:

	Salary	Incentive Bonus	Accelerated Vesting of Restricted Stock (1)	Accelerated Vesting of SERP Balance

Resignation for Good Reason:
Lachlan P. Given	$—	$—	$—	$—
Timothy K. Jugmans	$—	$—	$—	$—
Philip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr.	$—	$—	$—	$—
Lisa VanRoekel	$—	$—	$—	$—
Termination Without Cause:
Lachlan P. Given	$750,000	$—	$—	$—
Timothy K. Jugmans	$450,000	$—	$—	$—
Philip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr.	$550,000	$—	$—	$—
Lisa VanRoekel	$410,000	$—	$—	$—
Death or Disability:
Lachlan P. Given	$—	$—	$5,036,485	$149,774
Timothy K. Jugmans	$—	$—	$1,743,713	$99,839
Philip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr. (2)	$—	$—	$2,534,987	$—
Lisa VanRoekel	$—	$—	$1,363,117	$83,460
Change in Control (3):
Lachlan P. Given	$1,500,000	$2,250,000	$5,036,485	$149,774
Timothy K. Jugmans	$900,000	$900,000	$1,743,713	$99,839
Philip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr. (2)	$1,100,000	$1,100,000	$2,534,987	$—
Lisa VanRoekel	$615,000	$369,000	$1,363,117	$83,460
(1)Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 30, 2023 ($8.25).
(2)Mr. Powell was fully vested in his SERP account at September 30, 2023.

(3)Subject to the terms of the Change in Control Severance Plan. See “Compensation Discussion and Analysis — Other Executive Compensation Matters — Change in Control Severance Plan.”
Director Compensation
Each non-employee director receives a basic annual retainer fee, with the Lead Independent Director, the chair of the Audit Committee and the chair of the People and Compensation Committee each receiving an additional amount. During fiscal 2023 the basic annual retainer fee was $80,000, and additional amounts paid to the Lead Independent Director, the chair of the Audit Committee and the chair of the People and Compensation Committee were $40,000, $27,500 and $15,000, respectively. Annual retainer fees are paid in cash on a quarterly basis.
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
The following table sets forth the compensation paid to our non-employee directors for fiscal 2023. Mr. Cohen and Mr. Given are executive officers of the Company and do not receive any additional compensation for serving on the Board of Directors.

Director	Fees Earned or Paid in Cash	Restricted Stock Awards (1)	Total

Matthew W. Appel	$120,000	$160,000	$280,000
Zena Srivatsa Arnold	$80,000	$160,000	$240,000
Jason A. Kulas	$80,000	$160,000	$240,000
Pablo Lagos Espinosa	$95,000	$160,000	$255,000
Gary L. Tillett	$107,500	$160,000	$267,500
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
Each of the non-employee directors received a grant of 18,038 shares of restricted stock on March 3, 2023. That amount was determined by dividing $160,000 (2X the annual director fee) by $8.87, the trading price of the Class A Common Stock at the time of grant. These shares are scheduled to vest immediately before the 2024 Annual Meeting of Stockholders (but no later than March 31, 2024).
As of September 30, 2023, each of the continuing non-employee directors held 18,038 shares of unvested restricted stock.
The non-employee director compensation program for fiscal 2024 will generally be the same as the fiscal 2023 program described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
We have two equity compensation plans that have been approved by stockholders — the 2010 Long-Term Incentive Plan (applicable to outstanding long-term incentive awards issued on or before December 31, 2021) and the 2022 Long-Term Incentive Plan (applicable to all new issuance of since January 1. 2022). New awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units or performance shares although generally we issue only restricted stock and restricted stock unit awards. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plans as of September 30, 2023:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	—	—	475,196	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	475,196	(1)
(1)    Amount represents the number of shares available for issuance in the 2022 Long-Term Incentive Plan as of September 30, 2023. An additional 1.4 million shares were added to the plan on November 3, 2023 to cover the fiscal 2024 LTI awards to be issued in November 2023 which will leave 481,133 share for future issuances. The 2010 Long-Term Incentive Plan remains effective only to cover currently outstanding awards issued on or prior to December 31, 2021, as that plan was replaced by the 2022 Long-Term Incentive Plan.

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of November 1, 2023 (except as noted below) for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-voting Common Stock				Class B Voting Common Stock
Beneficial Owner	Number		Percent		Number	Percent	Voting Percent

MS Pawn Limited Partnership (a) MS Pawn Corporation Phillip Ean Cohen 2500 Bee Cave Road Bldg One, Suite 200 Rollingwood, Texas 78746	2,974,047	(b)	5.44%	(b)	2,970,171	100%	100%
Blackrock Inc. 50 Hudson Yards New York, New York 10001	9,969,427	(c)	18.22%		—	—	—
Dimensional Fund Advisors LP 6300 Bee Cave Road, Building One Austin, Texas 78746	4,295,279	(c)	7.85%		—	—	—
Vanguard Group Inc. P.O. Box 2600, V26 Valley Forge, Pennsylvania 19482-2600	3,265,706	(c)	5.97%		—	—	—
Matthew W. Appel	185,402		*		—	—	—
Zena Srivatsa Arnold	107,683		*		—	—	—
Lachlan P. Given	642,454	(d)	*		—	—	—
Jason A. Kulas	140,507	(e)	*
Pablo Lagos Espinosa	215,102		*
Gary L. Tillett	107,683		*
Timothy K. Jugmans	117,317	(f)	*		—	—	—
John Blair Powell, Jr.	167,539	(g)	*
Lisa VanRoekel	74,222	(h)	*		—	—	—
Directors and executive officers as a group (14 persons)	5,179,716	(i)	9.47%		2,970,171	100%	100%
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
(c)As of September 30, 2023 based on Form 13F.
(d)Includes 159,046 unvested restricted stock units expected to vest within 60 days of November 1, 2023.
(e)114,017 of these shares are held by a revocable trust of which Mr, Kulas is a co-trustee.
(f)Includes 78,462 unvested restricted stock units expected to vest within 60 days of November 1, 2023.
(g)Includes 79,524 unvested restricted stock units expected to vest within 60 days of November 1, 2023.
(h)Includes 74,222 unvested restricted stock units expected to vest within 60 days of November 1, 2023.
(i)Group includes those persons who were serving as directors and executive officers on November 1, 2023. Number shown includes 661,547 unvested restricted stock units expected to vest within 60 days of November 1, 2023.
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
Employment arrangement with Nicholas Cohen
Nicholas Cohen, the son of Phillip E. Cohen, the beneficial owner of all of our Class B Voting Common Stock and our Executive Chairman, has been an employee of the Company since May 2018, currently serving in the position of Vice President, Business Development. The Company considers the employment relationship with Nicholas Cohen to be a related party transaction that is subject to the Company’s Policy for Review and Evaluation of Related Party Transactions. Accordingly, the Audit Committee reviews and approves all promotion opportunities and compensation changes for Nicholas Cohen.
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
The Board has evaluated all relationships between the Company and each of the persons who served as a director during any portion of fiscal 2023 and has made the following determinations with respect to each director’s independence:

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
(b)Mr. Cohen and Mr. Given were executive officers of the Company during all of fiscal 2023, and Mr. Kulas was an executive officer of the Company from February 2020 until January 2022. Therefore, they are not independent in accordance with the standards set forth in the Nasdaq Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents all fees we incurred in connection with professional services provided by BDO USA, P.C. for fiscal 2023 and 2022:

	Year Ended September 30,
	2023	2022

Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act and quarterly reviews	$1,767,000	$1,604,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$1,767,000	$1,604,000
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this 10-K:
(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II — Item 8 — Financial Statements and Supplementary Data”:
•Report of Independent Registered Public Accounting Firm (2023 and 2022) — BDO USA, P.C.
•Consolidated Balance Sheets as of September 30, 2023 and 2022
•Consolidated Statements of Operations for each of the three years in the period ended September 30, 2023
•Consolidated Statements of Comprehensive Income for each of the three years in the period ended September 30, 2023
•Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2023
•Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2023
•Notes to Consolidated Financial Statements.
(2) Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.
ITEM 16. FORM 10-K SUMMARY
None.

Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit	Description of Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	0-19424	3.1	October 3, 2013
3.2	Certificate of Amendment, dated March 25, 2014, to the Company’s Amended and Restated Certificate of Incorporation	8-K	0-19424	99.1	March 25, 2014
3.3	Amended and Restated By-Laws, effective July 20, 2014	8-K	0-19424	3.2	July 22, 2014
4.1	Specimen of Class A Non-voting Common Stock Certificate	S-1	33-41317	4.1	August 23, 1991
4.2	Description of EZCORP, Inc. Class A Non-voting Common Stock	8-K	0-19424	4.1	October 3, 2013
4.3	Indenture, dated July 5, 2017, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee	8-K	0-19424	4.1	July 6, 2017
4.4	Indenture, dated May 14, 2018, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee	8-K	0-19424	4.1	May 15, 2018
4.5	Successor Trustee Agreement, dated September 12, 2019, Between EZCORP, Inc., and Wells Fargo Bank, National Association, as prior trustee, and Branch Banking and Trust Company, as successor trustee	8-K	0-19424	4.1	October 7, 2019
4.6	Indenture, dated December 12, 2022, between EZCORP, Inc. and Truist Bank, as trustee	8-K	0-19424	4.1	December 13, 2022
10.1*	EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005	8-K	0-19424	10.94	December 1, 2005
10.2*	Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan, Effective November 28, 2018	8-K	0-19424	10.1	November 29, 2018
10.3*	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers	10-K	0-19424	10.15	November 24, 2010
10.4*	Form of Restricted Stock Award for non-employee directors	10-K	0-19424	10.17	November 24, 2010
10.5*	Amended and Restated EZCORP, Inc. 2022 Long-term Incentive Plan, Effective November 15, 2022	10-K	0-19424	10.5	November 16, 2022
10.6*	EZCORP, Inc. Change in Control Severance Plan, Effective November 15, 2022	10-K	0-19424	10.6	November 16, 2022
10.7*	Amendment to Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan, Effective November 15, 2022	10-K	0-19424	10.7	November 16, 2022
10.8*	Employment Contract, dated November 14, 2023, between EZCORP UK Limited and Lachlan P. Given					x
21.1	List of Subsidiaries of EZCORP, Inc.					x
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm					x
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data files because the XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File in Inline XBRL format (contained in Exhibit 101)
_____________________________

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
†	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

EZCORP, Inc.
Date: November 15, 2023	By:	/s/ Lachlan P. Given
Lachlan P. Given
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lachlan P. Given	Chief Executive Officer and Director (principal executive officer)	November 15, 2023
Lachlan P. Given

/s/ Timothy K. Jugmans	Chief Financial Officer (principal financial officer)	November 15, 2023
Timothy K. Jugmans

/s/ Phillip E. Cohen	Executive Chairman of the Board	November 15, 2023
Phillip E. Cohen

/s/ Matthew W. Appel	Director	November 15, 2023
Matthew W. Appel

/s/ Zena Srivatsa Arnold	Director	November 15, 2023
Zena Srivatsa Arnold

/s/ Jason A. Kulas	Director	November 15, 2023
Jason A. Kulas

/s/ Pablo Lagos Espinosa	Director	November 15, 2023
Pablo Lagos Espinosa

/s/ Gary L. Tillett	Director	November 15, 2023
Gary L. Tillett

/s/ Robbie Hicks	Chief Accounting Officer (principal accounting officer)	November 15, 2023
Robert J. Hicks