Form 10-Q
period 2023-12-31
EZCORP INC
filed 2024-01-31
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023 or

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
(NASDAQ Global Select Market)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
As of January 24, 2024, 52,183,780 shares of the registrant’s Class A Non-voting Common Stock (“Class A Common Stock”), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	December 31, 2023	December 31, 2022	September 30, 2023
Assets:
Current assets:
Cash and cash equivalents	$218,516	$207,658	$220,595
Restricted cash	8,470	8,359	8,373
Pawn loans	243,252	209,855	245,766
Pawn service charges receivable, net	40,002	34,921	38,885
Inventory, net	164,927	156,064	166,477
Prepaid expenses and other current assets	44,001	45,559	39,623
Total current assets	719,168	662,416	719,719
Investments in unconsolidated affiliates	10,125	37,789	10,987
Other investments	51,220	39,220	36,220
Property and equipment, net	68,998	55,612	68,096
Right-of-use assets, net	231,103	229,991	234,388
Goodwill	303,799	297,361	302,372
Intangible assets, net	56,977	58,029	58,216
Notes receivable, net	—	1,224	—
Deferred tax asset, net	25,984	12,428	25,702
Other assets, net	13,819	8,245	12,011
Total assets	$1,481,193	$1,402,315	$1,467,711

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$34,307	$—	$34,265
Accounts payable, accrued expenses and other current liabilities	69,386	69,930	81,605
Customer layaway deposits	18,324	16,276	18,920
Operating lease liabilities, current	57,980	52,799	57,182
Total current liabilities	179,997	139,005	191,972
Long-term debt, net	326,223	358,984	325,847
Deferred tax liability, net	372	—	435
Operating lease liabilities	188,475	188,730	193,187
Other long-term liabilities	11,243	10,261	10,502
Total liabilities	706,310	696,980	721,943
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $0.01 per share; shares authorized: 100 million; issued and outstanding: 52,272,594 as of December 31, 2023; 52,877,930 as of December 31, 2022; and 51,869,569 as of September 30, 2023	523	529	519
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	343,870	343,012	346,181
Retained earnings	457,929	414,929	431,140
Accumulated other comprehensive loss	(27,469)	(53,165)	(32,102)
Total equity	774,883	705,335	745,768
Total liabilities and equity	$1,481,193	$1,402,315	$1,467,711

See accompanying notes to unaudited condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
(in thousands, except per share amount)	2023	2022

Revenues:
Merchandise sales	$179,403	$163,787
Jewelry scrapping sales	14,082	7,884
Pawn service charges	106,449	92,593
Other revenues	57	63
Total revenues	299,991	264,327
Merchandise cost of goods sold	115,210	104,877
Jewelry scrapping cost of goods sold	12,208	6,953
Gross profit	172,573	152,497
Operating expenses:
Store expenses	110,555	100,803
General and administrative	16,543	15,476
Depreciation and amortization	8,565	7,988
Gain on sale or disposal of assets and other	(172)	(16)
Total operating expenses	135,491	124,251
Operating income	37,082	28,246
Interest expense	3,440	6,190
Interest income	(2,639)	(664)
Equity in net income of unconsolidated affiliates	(1,153)	(1,584)
Other income	(271)	(234)
Income before income taxes	37,705	24,538
Income tax expense	9,235	7,760
Net income	$28,470	$16,778

Basic earnings per share	$0.52	$0.30
Diluted earnings per share	$0.36	$0.25

Weighted-average basic shares outstanding	55,076	56,308
Weighted-average diluted shares outstanding	86,812	83,779
See accompanying notes to unaudited condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2023	2022

Net income	$28,470	$16,778
Other comprehensive income:
Foreign currency translation adjustment, net of income tax benefit for our investment in unconsolidated affiliate of $57 and $396 for the three months ended December 31, 2023, and 2022, respectively	4,633	2,504
Comprehensive income	$33,103	$19,282
See accompanying notes to unaudited condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2023	54,840	$549	$346,181	$431,140	$(32,102)	$745,768
Stock compensation	—	—	2,264	—	—	2,264
Release of restricted stock, net of shares withheld for taxes	758	8	—	—	—	8
Taxes paid related to net share settlement of equity awards	—	—	(3,253)	—	—	(3,253)
Foreign currency translation gain	—	—	—	—	4,633	4,633
Purchase and retirement of treasury stock	(355)	(4)	(1,322)	(1,681)	—	(3,007)
Net income	—	—	—	28,470	—	28,470
Balances as of December 31, 2023	55,243	$553	$343,870	$457,929	$(27,469)	$774,883

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2022	56,425	$564	$345,330	$402,006	$(55,669)	$692,231
Stock compensation	—	—	1,886	—	—	1,886
Transfer of equity consideration for acquisition	10	—	99	—	—	99
Release of restricted stock, net of shares withheld for taxes	235	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(1,138)	—	—	(1,138)
Foreign currency translation gain	—	—	—	—	2,504	2,504
Purchase and retirement of treasury stock	(822)	(7)	(3,165)	(3,855)	—	(7,027)
Net income	—	—	—	16,778	—	16,778
Balances as of December 31, 2022	55,848	$559	$343,012	$414,929	$(53,165)	$705,335

See accompanying notes to unaudited condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2023	2022

Operating activities:
Net income	$28,470	$16,778
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,565	7,988
Amortization of debt discount and deferred financing costs	417	378
Non-cash lease expense	14,744	13,596
Deferred income taxes	345	656
Other adjustments	(857)	(91)
Provision for inventory reserve	(156)	532
Stock compensation expense	2,264	1,886
Equity in net income from investment in unconsolidated affiliates	(1,153)	(1,584)
Net loss on extinguishment of debt	—	3,545
Changes in operating assets and liabilities, net of business acquisitions:
Pawn service charges receivable	(1,000)	(691)
Inventory	2,066	(1,881)
Prepaid expenses, other current assets and other assets	(5,823)	(2,280)
Accounts payable, accrued expenses and other liabilities	(33,991)	(34,761)
Customer layaway deposits	(719)	(752)
Income taxes	8,309	6,574
Dividends from unconsolidated affiliates	—	1,775
Net cash provided by operating activities	21,481	11,668
Investing activities:
Loans made	(216,978)	(189,074)
Loans repaid	123,021	109,125
Recovery of pawn loan principal through sale of forfeited collateral	98,209	88,030
Capital expenditures, net	(7,184)	(7,182)
Acquisitions, net of cash acquired	(677)	(12,884)
Issuance of notes receivable	—	(15,500)
Investment in unconsolidated affiliate	—	(2,133)
Investment in other investments	(15,000)	(15,000)
Dividends from unconsolidated affiliates	1,745	—
Net cash used in investing activities	(16,864)	(44,618)
Financing activities:
Taxes paid related to net share settlement of equity awards	(3,253)	(1,138)
Proceeds from issuance of debt	—	230,000
Debt issuance cost	—	(7,403)
Cash paid on extinguishment of debt	—	(1,951)
Payments on debt	—	(178,488)
Purchase and retirement of treasury stock	(3,007)	(7,027)
Payments of finance leases	(132)	—
Net cash (used in) provided by financing activities	(6,392)	33,993
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(207)	605
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,982)	1,648
Cash and cash equivalents and restricted cash at beginning of period	228,968	214,369
Cash and cash equivalents and restricted cash at end of period	$226,986	$216,017
See accompanying notes to unaudited condensed consolidated financial statements

Notes to Condensed Consolidated Financial Statements
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
These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended September 30, 2023, filed with the Securities and Exchange Commission (“SEC”) on November 15, 2023 (“2023 Annual Report”).
In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Financial results for the three-month period ended December 31, 2023, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2024 or any other period due, in part, to seasonal variations. There have been no changes that have had a material impact in significant accounting policies as described in our 2023 Annual Report.
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
Merchandise Sales Revenue Recognition
Customer layaway deposits are recorded as liabilities when a customer provides a deposit for merchandise. Customer layaway deposits are generally refundable upon cancellation. Our customer layaway deposits balance as of December 31, 2023, 2022 and September 30, 2023 was $18.3 million, $16.3 million and $18.9 million, respectively, and are generally recognized as revenue within a one-year period.
Investments
We account for our investment in Rich Data Corporation (“RDC”) in accordance with Accounting Standards Codification (“ASC”) 321, Investments — Equity Securities, and we have elected to use the measurement alternative to measure this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. As of December 31, 2023 and September 30, 2023, the carrying value of our investment in RDC was $6.2 million.
Refer to Note 5: Strategic Investments for details on our investment in Founders One, LLC (“Founders”).

Recently Issued Accounting Pronouncements
In October 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets. The amendments in this ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) included within segment operating profit or loss. Additionally, the ASU requires a description of how the CODM utilizes segment operating profit or loss to assess segment performance. The requirements of this ASU 2023-07 are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and retrospective application is required for all periods presented. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of this ASU 2023-09 are effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
NOTE 2: GOODWILL
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

	Three Months Ended December 31, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2023	$255,942	$46,430	$302,372
Acquisitions (a)	416	—	416
Effect of foreign currency translation changes	—	1,011	1,011
Balances as of December 31, 2023	$256,358	$47,441	$303,799
(a) Amount represents goodwill recognized in connection with an immaterial acquisition within the U.S. Pawn segment and we have therefore omitted certain disclosures.

	Three Months Ended December 31, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2022	$245,503	$41,325	$286,828
Acquisitions (b)	9,413	—	9,413
Effect of foreign currency translation changes	—	1,120	1,120
Balances as of December 31, 2022	$254,916	$42,445	$297,361
(b) Amount represents goodwill recognized in connection with acquisitions within the U.S. Pawn segment that were immaterial, individually and in the aggregate, and we have therefore omitted certain disclosures.

NOTE 3: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2023	2022

Basic earnings per common share:
Net income - basic	$28,470	$16,778
Weighted shares outstanding - basic	55,076	56,308
Basic earnings per common share	$0.52	$0.30

Diluted earnings per common share:
Net income - basic	$28,470	$16,778
Add: Convertible Notes interest expense, net of tax*	2,659	4,540
Net income - diluted	$31,129	$21,318
Weighted shares outstanding - basic	55,076	56,308
Equity-based compensation awards - effect of dilution**	1,318	1,118
Convertible Notes - effect of dilution***	30,418	26,353
Weighted shares outstanding - diluted	86,812	83,779
Diluted earnings per common share	$0.36	$0.25

Potential common shares excluded from the calculation of diluted earnings per common share above:
Restricted stock****	1,581	1,552
*    The three months ended December 31,2022 includes $3.5 million loss on extinguishment of debt recorded to “Interest expense” in the Company’s condensed consolidated statement of operations. See Note 7: Debt for additional information.
**    Includes time-based share-based awards and performance based awards for which targets for fiscal year tranches have been achieved and vesting is subject only to achievement of service conditions.
***    See Note 7: Debt for conversion price and initial conversion rate of the 2024 Convertible Notes, 2025 Convertible Notes, and 2029 Convertible Notes.
****    Includes antidilutive share-based awards as well as performance-based share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

NOTE 4: LEASES
We determine if a contract contains a lease at inception. Our lease portfolio consists primarily of operating leases for pawn store locations and corporate offices with lease terms ranging from three to ten years and finance leases for vehicles with lease terms ranging from two to five years.
The table below presents balances of our lease assets and liabilities and their balance sheet locations for both operating and financing leases:

(in thousands)	Balance Sheet Location	December 31, 2023	December 31, 2022	September 30, 2023
Lease assets:
Operating lease right-of-use assets	Right-of-use assets, net	$231,103	$229,991	$234,388
Financing lease assets	Other assets	2,124	563	2,178
Total lease assets		$233,227	$230,554	$236,566

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$57,980	$52,799	$57,182
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	572	121	530
Total current lease liabilities		$58,552	$52,920	$57,712

Non-current:
Operating lease liabilities	Operating lease liabilities	$188,475	$188,730	$193,187
Financing lease liabilities	Other long-term liabilities	1,644	447	1,715
Total non-current lease liabilities		$190,119	$189,177	$194,902
Total lease liabilities		$248,671	$242,097	$252,614
The table below provides major components of our lease costs:

	Three Months Ended December 31,
(in thousands)	2023	2022

Operating lease cost:
Operating lease cost *	$19,066	$17,495
Variable lease cost	4,215	3,852
Total operating lease cost	$23,281	$21,347

Financing lease cost:
Amortization of financing lease assets	$151	$19
Interest on financing lease liabilities	65	11
Total financing lease cost	$216	$30
Total lease cost	$23,497	$21,377

* Includes a reduction for sublease rental income of $1.1 million and $0.8 million for the three months ended December 31, 2023 and 2022, respectively.
Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in “Store” and “General and Administrative” expense, based on the underlying lease use. Cash paid for operating leases was $20.3 million and $21.4 million for the three months ended December 31, 2023 and 2022, respectively. Cash paid for principal and interest on finance leases was $0.1 million and $0.1 million, respectively, for the three months ended December 31, 2023. There was no cash paid for principal and interest on finance leases during the three months ended December 31, 2022.

The weighted-average term and discount rates for leases are as follows:

	Three Months Ended December 31,
	2023	2022

Weighted-average remaining lease term (years):
Operating leases	4.86	5.21
Financing leases	3.42	4.03

Weighted-average discount rate:
Operating leases	8.53%	8.36%
Financing leases	11.14%	11.14%

As of December 31, 2023, maturities of lease liabilities under ASC 842 by fiscal year were as follows:

(in thousands)	Operating Leases	Financing Leases
Remaining 2024	$57,570	$597
Fiscal 2025	69,671	790
Fiscal 2026	58,523	790
Fiscal 2027	44,089	486
Fiscal 2028	28,904	8
Thereafter	42,810	—
Total lease liabilities	$301,567	$2,671
Less: portion representing imputed interest	55,112	455
Total net lease liabilities	$246,455	$2,216
Less: current portion	57,980	572
Total long term net lease liabilities	$188,475	$1,644
We recorded $9.3 million and $20.5 million in non-cash additions to our operating right-of-use assets and lease liabilities for the three months ended December 31, 2023 and 2022, respectively. We recorded $0.1 million and $0.4 million in non-cash finance lease additions for the three months ended December 31, 2023 and 2022, respectively.

NOTE 5: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of December 31, 2023, we owned 273,939,157 shares, or approximately 43.7%, of Cash Converters. We acquired our original investment (representing approximately 30% of the outstanding shares) in November 2009 and have increased our ownership through the acquisition of additional shares periodically since that time.
We received cash dividends from Cash Converters of $1.7 million and $1.8 million, during the three months ended December 31, 2023 and 2022, respectively.
The following tables present summary financial information for Cash Converters most recently reported results at June 30, 2023 after translation to U.S. dollars:

	June 30,
(in thousands)	2023	2022

Current assets	$189,563	$158,987
Non-current assets	103,595	170,798
Total assets	$293,158	$329,785

Current liabilities	$97,630	$59,256
Non-current liabilities	58,777	53,045
Shareholders’ equity	136,751	217,484
Total liabilities and shareholders’ equity	$293,158	$329,785

	Full-Year Ended June 30,
(in thousands)	2023	2022

Gross revenues	$203,608	$178,215
Gross profit	$125,709	$116,106
Net (loss) profit	$(65,351)	$8,099
During the three months ended December 31, 2023 and 2022, we recorded our share of income of $1.2 million and $1.6 million, respectively, from Cash Converters, included in “Equity in net income of unconsolidated affiliates” in the condensed consolidated statements of operations.
See Note 6: Fair Value Measurements for the fair value and carrying value of our investment in Cash Converters.
Founders One, LLC
In October 2021, we invested $15.0 million in exchange for a non-redeemable voting participating preferred equity interest in Founders One, LLC (“Founders”), a then newly-formed entity with one other member.
On December 2, 2022, we contributed an additional $15.0 million to Founders associated with our preferred interest. In addition, we loaned $15.0 million to Founders in exchange for a Demand Promissory Note secured by the common interest in Founders held by the other member.
In October 2023, we contributed an additional $15.0 million to Founders associated with our preferred interest, bringing our total equity investment in Founders to $45.0 million.
We have an interest in Founders, a variable interest entity, but because the Company is not the primary beneficiary, we do not consolidate Founders. Further, as we are not the appointed manager, we do not have the ability to direct the activities of the investment entity that most significantly impact its economic performance. Consequently, our equity investment in Founders is accounted for utilizing the measurement alternative within ASC 321, Investments — Equity Securities. As of December 31, 2023, our $45.0 million carrying value of the investment and $15.0 million Demand Promissory Note are included in “Other investments” and “Prepaid expenses and other current assets” in our condensed consolidated balance sheets, respectively. As of December 31, 2023, our maximum exposure for losses related to our investment in Founders was our $45.0 million equity investment and $15.0 million Demand Promissory Note plus accrued and unpaid interest.
See Note 6: Fair Value Measurements for the fair value and carrying value of our loan to Founders.

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

	Carrying Value	Estimated Fair Value
	December 31, 2023	December 31, 2023	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable due April 2024	$1,259	$1,259	$—	$—	$1,259
Promissory note receivable from Founders	17,073	17,073	—	—	17,073
Investments in unconsolidated affiliates	10,125	39,528	39,528	—	—
Financial liabilities:
2024 Convertible Notes	$34,307	$34,733	$—	$34,733	$—
2025 Convertible Notes	102,695	94,173	—	94,173	—
2029 Convertible Notes	223,528	236,900	—	236,900	—

	Carrying Value	Estimated Fair Value
	December 31, 2022	December 31, 2022	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable due April 2024	$1,224	$1,224	$—	$—	$1,224
Promissory note receivable from Founders	15,100	15,100	—	—	15,100
Investments in unconsolidated affiliates	37,789	43,497	43,497	—	—
Financial liabilities:
2024 Convertible Notes	$34,143	$35,851	$—	$35,851	$—
2025 Convertible Notes	102,192	89,883	—	89,883	—
2029 Convertible Notes	222,649	225,975	—	225,975	—

	Carrying Value	Estimated Fair Value
	September 30, 2023	September 30, 2023	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable due April 2024	$1,251	$1,251	$—	$—	$1,251
Promissory note receivable from Founders	16,500	16,500	—	—	16,500
Investments in unconsolidated affiliates	10,987	35,998	35,998	—	—
Financial liabilities:
2024 Convertible Notes	$34,265	$35,765	$—	$35,765	$—
2025 Convertible Notes	102,563	96,137	—	96,137	—
2029 Convertible Notes	223,284	224,112	—	224,112	—

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
In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest is due and payable in April 2024. Based primarily on the short-term nature of the note, we estimate that its carrying value approximates fair value as of December 31, 2023. As of December 31, 2023, our $1.3 million carrying value of the promissory note is recorded within “Prepaid expenses and other current assets” in our condensed consolidated balance sheets.
In December 2022, we loaned $15.0 million to Founders in exchange for a Demand Promissory Note secured by the common interest in Founders held by the other member. As of December 31, 2023, the interest rate on the note was 15.00% per annum, and all principal and accrued interest is due on demand. Based primarily on the short-term nature of the note, we estimate that its carrying value approximates fair value as of December 31, 2023.
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
NOTE 7: DEBT
The following table presents the Company's debt instruments outstanding:

	December 31, 2023			December 31, 2022			September 30, 2023
(in thousands)	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount

2029 Convertible Notes	$230,000	$(6,472)	$223,528	$230,000	$(7,351)	$222,649	$230,000	$(6,716)	$223,284
2025 Convertible Notes	103,373	(678)	102,695	103,373	(1,181)	102,192	103,373	(810)	102,563
2024 Convertible Notes	34,389	(82)	34,307	34,389	(246)	34,143	34,389	(124)	34,265
Total	$367,762	$(7,232)	$360,530	$367,762	$(8,778)	$358,984	$367,762	$(7,650)	$360,112
Less current portion	34,389	(82)	34,307	—	—	—	34,389	(124)	34,265
Total long-term debt	$333,373	$(7,150)	$326,223	$367,762	$(8,778)	$358,984	$333,373	$(7,526)	$325,847
The following table presents the Company’s contractual maturities related to the debt instruments as of December 31, 2023:

	Schedule of Contractual Maturities
(in thousands)	2029 Convertible Notes	2025 Convertible Notes	2024 Convertible Notes	Total

Remaining 2024	$—	$—	$34,389	$34,389
Fiscal 2025	—	103,373	—	103,373
Fiscal 2026	—	—	—	—
Fiscal 2027	—	—	—	—
Fiscal 2028	—	—	—	—
Thereafter	230,000	—	—	230,000
Total long-term debt	$230,000	$103,373	$34,389	$367,762

The following table presents the Company’s interest expense related to the Convertible Notes for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
(in thousands)	2023	2022

2029 Convertible Notes:
Contractual interest expense	$2,156	$431
Amortization of deferred financing costs	244	52
Total interest expense	$2,400	$483

2025 Convertible Notes:
Contractual interest expense	$614	$942
Amortization of deferred financing costs	131	188
Gain on extinguishment	—	(5,389)
Total interest expense	$745	$(4,259)

2024 Convertible Notes:
Contractual interest expense	$247	$876
Amortization of deferred financing costs	42	138
Loss on extinguishment	—	8,935
Total interest expense	$289	$9,949

3.750% Convertible Senior Notes Due 2029
In December 2022, we issued $230.0 million aggregate principal amount of 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”), for which $230.0 million remains outstanding as of December 31, 2023. The 2029 Convertible Notes were issued pursuant to an indenture dated December 12, 2022 (the “2022 Indenture”) by and between the Company and Truist Bank, as trustee. The 2029 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2029 Convertible Notes pay interest semi-annually in arrears at a rate of 3.750% per annum on June 15 and December 15 of each year, commencing June 15, 2023, and mature on December 15, 2029 (the “2029 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2029 Convertible Notes will be entitled to receive cash equal to the principal of the 2029 Convertible Notes plus accrued interest.
The effective interest rate for the three months ended December 31, 2023 was approximately 4.28%. As of December 31, 2023, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2029 Maturity Date assuming no early conversion.
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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of December 31, 2023. As of December 31, 2023, the if-converted value of the 2029 Convertible Notes did not exceed the principal amount.
Note Repurchases
In December 2022, the Company repurchased approximately $109.4 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 for approximately $62.9 million plus accrued interest and recognized a $3.5 million loss on extinguishment of debt recorded to “Interest expense” in the Company’s condensed consolidated statement of operations for the three months ended December 31, 2022.
2.375% 2025 Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”), for which $103.4 million remains outstanding as of December 31, 2023. The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the “2018 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2018 Indenture. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the “2025 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date.
The effective interest rate for the three months ended December 31, 2023 was approximately 2.88% for the 2025 Convertible Notes. As of December 31, 2023, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2025 Maturity Date assuming no early conversion.
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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of December 31, 2023. As of December 31, 2023, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.

2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”), for which $34.4 million remains outstanding as of December 31, 2023. The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the “2017 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2017 Indenture. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the “2024 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2024 Convertible Notes will be entitled to receive cash equal to the principal of the 2024 Convertible Notes plus accrued interest.
The effective interest rate for the three months ended December 31, 2023 was approximately 3.35%. As of December 31, 2023, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2024 Maturity Date assuming no early conversion.
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
Prior to January 1, 2024, the 2024 Convertible Notes would have been convertible only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on September 30, 2017 (and only during such fiscal quarter), if the last reported sale price of our Class A Common Stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter was greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price, as defined in the 2017 Indenture, per $1,000 principal amount of notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of our Class A Common Stock and the conversion rate on such trading day; (3) if we had called any or all of the 2024 Convertible Notes for redemption, at any time prior to the close of business on the business day immediately preceding the redemption date; or (4) upon the occurrence of specified corporate events, as defined in the 2017 Indenture. From January 1, 2024 until the close of business on the business day immediately preceding the 2024 Maturity Date, holders of 2024 Convertible Notes may, at their option, convert their 2024 Convertible Notes at any time, regardless of the foregoing circumstances.
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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of December 31, 2023. As of December 31, 2023, the if-converted value of the 2024 Convertible Notes did not exceed the principal amount.
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
The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. As of December 31, 2023, we had repurchased and retired 1,981,927 shares of our Class A Common Stock for $17.0 million under the Common Stock Repurchase Program, of which 354,882 shares were repurchased and retired for $3.0 million during the quarter ended December 31, 2023. During the quarter ended December 31, 2022, 243,062 shares were repurchased and retired for $2.0 million under the Common Stock Repurchase Program. The repurchase amount is allocated between “Additional paid-in capital” and “Retained earnings” in our condensed consolidated balance sheets.

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
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2023	2,555,899	$6.80
Granted (a)	1,349,752	7.39
Released (b)	(1,135,138)	4.96
Cancelled	(32,566)	6.96
Outstanding as of December 31, 2023	2,737,947	$7.85
(a) Includes performance adjustment of 353,993 shares awarded above their target grants resulting from the achievement of performance targets established at the grant date.
(b) 377,231 shares were withheld to satisfy related income tax withholding.
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
•Latin America Pawn — all pawn activities in Mexico and other parts of Latin America; and
•Other Investments — primarily our equity interest in the net income of Cash Converters along with our investment in RDC and our investment in and notes receivable from Founders.
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

	Three Months Ended December 31, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$125,513	$53,890	$—	$179,403	$—	$179,403
Jewelry scrapping sales	12,815	1,267	—	14,082	—	14,082
Pawn service charges	79,073	27,376	—	106,449	—	106,449
Other revenues	37	16	4	57	—	57
Total revenues	217,438	82,549	4	299,991	—	299,991
Merchandise cost of goods sold	78,709	36,501	—	115,210	—	115,210
Jewelry scrapping cost of goods sold	11,284	924	—	12,208	—	12,208
Gross profit	127,445	45,124	4	172,573	—	172,573
Segment and corporate expenses (income):
Store expenses	77,255	33,300	—	110,555	—	110,555
General and administrative	—	—	—	—	16,543	16,543
Depreciation and amortization	2,624	2,339	—	4,963	3,602	8,565
Loss (gain) on sale or disposal of assets and other	26	(196)	—	(170)	(2)	(172)
Interest expense	—	—	—	—	3,440	3,440
Interest income	—	(420)	(573)	(993)	(1,646)	(2,639)
Equity in net income of unconsolidated affiliates	—	—	(1,153)	(1,153)	—	(1,153)
Other (income) expense	—	(48)	1	(47)	(224)	(271)
Segment contribution	$47,540	$10,149	$1,729	$59,418
Income (loss) before income taxes				$59,418	$(21,713)	$37,705

	Three Months Ended December 31, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$118,314	$45,473	$—	$163,787	$—	$163,787
Jewelry scrapping sales	7,176	708	—	7,884	—	7,884
Pawn service charges	69,310	23,283	—	92,593	—	92,593
Other revenues	25	16	22	63	—	63
Total revenues	194,825	69,480	22	264,327	—	264,327
Merchandise cost of goods sold	73,256	31,621	—	104,877	—	104,877
Jewelry scrapping cost of goods sold	6,216	737	—	6,953	—	6,953
Gross profit	115,353	37,122	22	152,497	—	152,497
Segment and corporate expenses (income):
Store expenses	73,304	27,499	—	100,803	—	100,803
General and administrative	—	(3)	—	(3)	15,479	15,476
Depreciation and amortization	2,755	2,215	—	4,970	3,018	7,988
Loss (gain) on sale or disposal of assets and other	3	(19)	—	(16)	—	(16)
Interest expense	—	—	—	—	6,190	6,190
Interest income	—	(169)	—	(169)	(495)	(664)
Equity in net income of unconsolidated affiliates	—	—	(1,584)	(1,584)	—	(1,584)
Other expense (income)	—	70	4	74	(308)	(234)
Segment contribution	$39,291	$7,529	$1,602	$48,422
Income (loss) before income taxes				$48,422	$(23,884)	$24,538

The following table presents separately identified segment assets:

(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments (a)	Corporate Items	Total

As of December 31, 2023
Pawn loans	$190,766	$52,486	$—	$—	$243,252
Pawn service charges receivable, net	35,707	4,295	—	—	40,002
Inventory, net	127,008	37,919	—	—	164,927
Total assets	1,004,075	323,209	78,419	75,490	1,481,193

As of December 31, 2022
Pawn loans	$166,886	$42,969	$—	$—	$209,855
Pawn service charges receivable, net	31,064	3,857	—	—	34,921
Inventory, net	117,994	38,070	—	—	156,064
Total assets	900,211	272,153	77,009	152,942	1,402,315

As of September 30, 2023
Pawn loans	$190,624	$55,142	$—	$—	$245,766
Pawn service charges receivable, net	34,318	4,567	—	—	38,885
Inventory, net	128,901	37,576	—	—	166,477
Total assets	984,539	313,164	63,707	106,301	1,467,711
(a) Segment assets as of September 30, 2023 have been recast to conform to current year presentation as CCV no longer meets the 10 percent threshold to be considered its own segment.

NOTE 11: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	December 31, 2023	December 31, 2022	September 30, 2023

Gross pawn service charges receivable	$50,919	$44,397	$50,881
Allowance for uncollectible pawn service charges receivable	(10,917)	(9,476)	(11,996)
Pawn service charges receivable, net	$40,002	$34,921	$38,885

Gross inventory	$167,660	$159,286	$169,138
Inventory reserves	(2,733)	(3,222)	(2,661)
Inventory, net	$164,927	$156,064	$166,477

Prepaid expenses and other	$6,868	$11,581	$4,106
Accounts receivable, notes receivable and other	34,032	22,730	30,548
Income taxes prepaid and receivable	3,101	11,248	4,969
Prepaid expenses and other current assets	$44,001	$45,559	$39,623

Property and equipment, gross	$352,291	$312,502	$345,461
Accumulated depreciation	(283,293)	(256,890)	(277,365)
Property and equipment, net	$68,998	$55,612	$68,096

Accounts payable	$18,200	$20,220	$23,022
Accrued payroll	7,682	4,952	11,472
Incentive accrual	6,859	6,010	18,544
Other payroll related expenses	7,849	10,911	5,262
Accrued sales and VAT taxes	6,089	8,086	5,565
Accrued income taxes payable	9,068	2,562	2,628
Other current liabilities	13,639	17,189	15,112
Accounts payable, accrued expenses and other current liabilities	$69,386	$69,930	$81,605

The following table provides supplemental disclosure of condensed consolidated statements of cash flows information:

	Three Months Ended December 31,
(in thousands)	2023	2022

Supplemental disclosure of cash flow information
Cash and cash equivalents at beginning of period	$220,595	$206,028
Restricted cash at beginning of period	8,373	8,341
Total cash and cash equivalents and restricted cash at beginning of period	$228,968	$214,369

Cash and cash equivalents at end of period	$218,516	$207,658
Restricted cash at end of period	8,470	8,359
Total cash and cash equivalents and restricted cash at end of period	$226,986	$216,017

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$96,472	$84,851
Transfer of equity consideration for acquisition	—	99
Acquisition earn-out contingency	—	2,000
Accrued acquisition consideration	37	1,250

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of EZCORP, Inc. and its subsidiaries (collectively, “we,” “us”, “our”, “EZCORP” or the “Company”). The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere within this report. This discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2023, as supplemented by the information set forth in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1A — Risk Factors” of this Report, for a discussion of certain risks, uncertainties and assumptions associated with these statements.
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
Seasonality and Quarterly Results
In the United States, PSC is historically highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. PSC is historically lowest in our third fiscal quarter (April through June) following the tax refund season and merchandise sales are highest in our first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the availability of tax refunds. In Latin America, most of our customers receive additional compensation from their employers in December, and many receive additional compensation in June or July, applying downward pressure on loan balances and fueling some merchandise sales in those periods. In Mexico, we saw similar downward pressure in loan balances during the third quarter of prior year due to a recent change in law related to company profit sharing payments to employees. We believe this change will impact pawn loan balances in May and June going forward. As a net effect of these and other factors and excluding discrete charges, our consolidated income before tax is generally highest in our first fiscal quarter (October through December) and lowest in our third fiscal quarter (April through June).
Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit (“Merchandise sales GP”) and jewelry scrapping gross profit (“Jewelry Scrapping GP”) for the three months ended December 31, 2023 and 2022:

The following chart presents sources of gross profit by geographic disbursement for the three months ended December 31, 2023 and 2022:
Business Developments
Founders
During October 2023, we contributed an additional $15.0 million to Founders One, LLC (“Founders”) associated with our preferred interest, bringing our total equity investment in Founders to $45.0 million. See Note 5 of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”
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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. In addition, we have an equity method investment that is denominated in Australian dollars and is translated into U.S. dollars. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three months ended December 31, 2023 and 2022 were as follows:

	December 31,		Three Months Ended December 31,
	2023	2022	2023	2022

Mexican peso	17.0	19.5	17.5	19.7
Guatemalan quetzal	7.7	7.7	7.6	7.7
Honduran lempira	24.3	24.4	24.4	24.3
Australian dollar	1.5	1.5	1.5	1.5

Operating Results
Segments
We manage our business and report our financial results in three reportable segments:
•U.S. Pawn — Represents all pawn activities in the United States;
•Latin America Pawn — Represents all pawn activities in Mexico and other parts of Latin America; and
•Other Investments — Represents our equity interest in the net income of Cash Converters along with our investment in Rich Data Corporation (“RDC”) and our investment in and notes receivable from Founders.
Store Count by Segment

	Three Months Ended December 31, 2023
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2023	529	702	1,231
New locations opened	—	5	5
Locations acquired	1	—	1
As of December 31, 2023	530	707	1,237

	Three Months Ended December 31, 2022
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2022	515	660	1,175
New locations opened	—	2	2
Locations acquired	10	—	10
Locations sold, combined or closed	—	(1)	(1)
As of December 31, 2022	525	661	1,186

Three Months Ended December 31, 2023 vs. Three Months Ended December 31, 2022

These tables, as well as the discussion that follows, should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended December 31,		Change
(in thousands)	2023	2022

Gross profit:
Pawn service charges	$79,073	$69,310	14%

Merchandise sales	125,513	118,314	6%
Merchandise sales gross profit	46,804	45,058	4%
Gross margin on merchandise sales	37%	38%	(100)bps

Jewelry scrapping sales	12,815	7,176	79%
Jewelry scrapping sales gross profit	1,531	960	59%
Gross margin on jewelry scrapping sales	12%	13%	(100)bps

Other revenues	37	25	48%
Gross profit	127,445	115,353	10%

Segment operating expenses:
Store expenses	77,255	73,304	5%
Depreciation and amortization	2,624	2,755	(5)%
Loss on sale or disposal of assets and other	26	3	*
Segment contribution	$47,540	$39,291	21%

Other data:
Net earning assets (a)	$317,774	$284,880	12%
Inventory turnover	2.7	2.6	4%
Average monthly ending pawn loan balance per store (b)	$359	$315	14%
Monthly average yield on pawn loans outstanding	14%	14%	—bps
General merchandise as a % of PLO	33%	34%	(100)bps
Jewelry as a % of PLO	67%	66%	100bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

PLO ended the quarter at $190.8 million, up 14% (13% on a same store basis).
Total revenue was up 12% and gross profit increased 10%, reflecting increased PSC and higher merchandise sales.
PSC increased 14% as a result of higher average PLO.
Merchandise sales increased 6% and gross margin decreased to 37% from 38%. Aged general merchandise was 1.1% of total general merchandise inventory.
Net inventory increased 8%, as expected with the growth in PLO. Inventory turnover increased to 2.7x from 2.6x.
Store expenses increased 5%, primarily due to wage inflationary pressures, higher store count and, to a lesser extent, rent.
Segment contribution increased 21% to $47.5 million, due to the changes noted above.
Segment store count increased by 1 store during the quarter due to an acquisition.

Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Constant Currency and Same Store Financial Information.”

	Three Months Ended December 31,
(in thousands)	2023 (GAAP)	2022 (GAAP)	Change (GAAP)	2023 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$27,376	$23,283	18%	$25,212	8%

Merchandise sales	53,890	45,473	19%	49,065	8%
Merchandise sales gross profit	17,389	13,852	26%	15,816	14%
Gross margin on merchandise sales	32%	30%	200bps	32%	200bps

Jewelry scrapping sales	1,267	708	79%	1,159	64%
Jewelry scrapping sales gross profit	343	(29)	*	308	*
Gross margin on jewelry scrapping sales	27%	(4)%	*	27%	*

Other revenues, net	16	16	—%	14	(13)%
Gross profit	45,124	37,122	22%	41,350	11%

Segment operating expenses:
Store expenses	33,300	27,499	21%	30,363	10%
Depreciation and amortization	2,339	2,215	6%	2,128	(4)%
Gain on sale or disposal of assets and other	(196)	(19)	*	(188)	*
Segment operating contribution	9,681	7,427	30%	9,047	22%

Other segment income	(468)	(102)	*	(544)	*
Segment contribution	$10,149	$7,529	35%	$9,591	27%

Other data:
Net earning assets (a)	$90,405	$81,107	11%	$81,509	—%
Inventory turnover	3.8	3.3	15%	3.9	18%
Average monthly ending pawn loan balance per store (b)	$78	$70	11%	$72	3%
Monthly average yield on pawn loans outstanding	17%	17%	—bps	17%	—bps
General merchandise as a % of PLO	65%	70%	(500)bps	63%	(700)bps
Jewelry as a % of PLO	35%	30%	500bps	37%	700bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2023 Change (GAAP)	2023 Change (Constant Currency)
Same Store data:
PLO	19%	8%
PSC	15%	6%
Merchandise Sales	14%	4%
Merchandise Sales Gross Profit	25%	14%
Store Expenses	16%	6%

PLO improved to $52.5 million, up 22% (11% on constant currency basis). On a same store basis, PLO increased 19% (8% on a constant currency basis).
Total revenue was up 19% (9% on constant currency basis) and gross profit increased 22% (11% on a constant currency basis), reflecting increased PSC, higher merchandise sales and improved merchandise sales gross profit.
PSC increased 18% (8% on a constant currency basis) as a result of higher average PLO.
Merchandise sales gross margin increased from 30% to 32%. Aged general merchandise was 1.6% of total merchandise inventory.
Net inventory remained flat (decreased 11% on a constant currency basis) due to PLO growth, offset by increased inventory turnover at 3.8x, up from 3.3x.
Store expenses increased 21% (10% on a constant currency basis), primarily due to increases in minimum wage and headcount, higher store count and, to a lesser extent, rent. Same-store expenses increased 16% (6% on a constant currency basis).
Segment contribution increased 35% (27% on a constant currency basis) to $10.1 million, due to the changes noted above.
Segment store count increased by 5 de novo stores opened during the quarter.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Three Months Ended December 31,		Change
(in thousands)	2023	2022

Gross profit:
Consumer loan fees, interest and other	$4	$22	(82)%
Gross profit	4	22	(82)%

Segment operating expenses:
Interest income	(573)	—	*
Equity in net income of unconsolidated affiliates	(1,153)	(1,584)	(27)%
Segment operating contribution	1,730	1,606	8%

Other segment loss	1	4	(75)%
Segment contribution	$1,729	$1,602	8%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution was $1.7 million, an increase of $0.1 million due to interest income on our notes receivable to Founders, partially offset by the decrease in our share of equity in income of Cash Converters.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,		Percentage Change
(in thousands)	2023	2022

Segment contribution	$59,418	$48,422	23%
Corporate expenses (income):
General and administrative	16,543	15,479	7%
Depreciation and amortization	3,602	3,018	19%
Gain on sale or disposal of assets and other	(2)	—	*
Interest expense	3,440	6,190	(44)%
Interest income	(1,646)	(495)	*
Other income	(224)	(308)	(27)%
Income before income taxes	37,705	24,538	54%
Income tax expense	9,235	7,760	19%
Net income	$28,470	$16,778	70%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution increased $11.0 million or 23% over the prior year quarter primarily due to improved operating results of the U.S. Pawn and Latin America Pawn segments above.
General and administrative expense increased $1.1 million or 7%, primarily due to annual salary increases and an increase in costs related to the implementation of Workday.
Interest expense decreased $2.8 million, primarily due to the loss on extinguishment of debt in the prior year quarter. In December 2022, the Company repurchased approximately $109.4 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 for approximately $62.9 million plus accrued interest and recorded a $3.5 million loss on extinguishment of debt.
Interest income increased $1.2 million, due primarily to our treasury management with increased market interest rates.
Income tax expense increased $1.5 million primarily due to an increase in income before income taxes of $13.2 million this quarter compared to the prior year quarter as a result of improved operating results within the U.S. Pawn segment and the Latin American Pawn segment.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations. See Annual Report on Form 10-K for the year ended September 30, 2023 Note 11: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
Liquidity and Capital Resources
Cash and Cash Equivalents
Our cash and equivalents balance was $218.5 million at December 31, 2023 compared to $220.6 million at September 30, 2023. At December 31, 2023, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.

Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Three Months Ended December 31,		Percentage Change
(in thousands)	2023	2022

Net cash provided by operating activities	$21,481	$11,668	84%
Net cash used in investing activities	(16,864)	(44,618)	(62)%
Net cash (used in) provided by financing activities	(6,392)	33,993	(119)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(207)	605	(134)%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,982)	$1,648	*

The increase in cash flows provided by operating activities quarter-over-quarter was primarily due to an increase in net income as well as changes in working capital primarily related to the timing of payments of prepaid expenses and accounts payable.
The $27.8 million decrease in cash flows used in investing activities year-over-year was primarily due to a $29.8 million decrease in cash flows used to fund acquisitions and strategic investments, offset by a $10.2 million increase in cash inflows from the sale of forfeited collateral and an increase of $14.0 million in net pawn lending outflows.
The $40.4 million decrease in cash flows provided by financing activities was primarily related to the December 2022 financing of the 2029 Convertible Notes, in which we issued $230.0 million (less issuance costs) principal amount of 3.750% Convertible Senior Notes Due 2029 offset by the extinguishment of approximately $109.4 million aggregate principal amount of our 2024 Convertible Notes for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of our 2025 Convertible Notes for approximately $62.9 million plus accrued interest. In addition, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase 578,703 shares of our Class A common stock from purchasers of the notes in privately negotiated transactions.
The net effect of these changes was a $2.0 million decrease in cash on hand during the current year to date period, resulting in a $227.0 million ending cash and restricted cash balance.
Sources and Uses of Cash
In December 2022, we issued $230.0 million aggregate principal amount of 2029 Convertible Notes. In conjunction with the issuance of the 2029 Convertible Notes, we extinguished approximately $109.4 million aggregate principal amount of our 2024 Convertible Notes for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of our 2025 Convertible Notes for approximately $62.9 million plus accrued interest. In addition, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase 578,703 shares of our Class A common stock from purchasers of the notes in privately negotiated transactions. See Note 7 of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.” The shares repurchased in conjunction with the transactions discussed above were authorized separately from, and not considered part of, the publicly announced share repurchase program referred to below.
On May 3, 2022, our Board authorized the repurchase of up to $50 million of our Class A Common Stock over three years. As of December 31, 2023, we have repurchased 1,981,927 shares of our Class A Common Stock under the program for $17.0 million. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
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
The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. See Note 8 of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”

We anticipate that cash flows from operations and cash on hand will be adequate to fund ongoing operations, current debt service requirements, tax payments, any future stock repurchases, strategic investments, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through the next twelve months. We continue to explore acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Depending on the level of acquisition activity and other factors, our ability to repay our longer-term debt obligations, including the convertible debt maturing in 2025 and 2029, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.
Contractual Obligations
In “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2023, we reported that we had $736.6 million in total contractual obligations as of September 30, 2023. There have been no material changes to this total obligation since September 30, 2023.
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2023, these collectively amounted to $16.3 million.
Recently Adopted Accounting Policies and Recently Issued Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report for recently issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “will,” “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “projection” and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2023 and “Part II, Item 1A — Risk Factors” of this Report.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended September 30, 2023. There have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2023.

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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Our principal executive officer and principal financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9: Contingencies of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2023.

ITEM 2. Unregistered Sale of Equity Security and Use of Proceeds
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended December 31, 2023.

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
	(in thousands, except number of shares and average price information)
October 1, 2023 through October 31, 2023	122,677	$8.15	122,677	$35,004
November 1, 2023 through November 30, 2023	69,062	$8.24	69,062	$34,435
December 1, 2023 through December 31, 2023	163,143	$8.77	163,143	$33,004
Quarter ended December 31, 2023	354,882	$8.45	354,882	$33,004

(1)	On May 3, 2022, the Board of Directors approved a share repurchase program, under which we are authorized to repurchase up to $50 million of our Class A Non-Voting common shares over a three-year period. All repurchases under this program were in open market transactions at prevailing market prices and were executed pursuant to a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
ITEM 5. Other Information
Insider Trading Arrangements
On November 29, 2023, Pablo Lagos Espinosa, Director, as sole beneficial owner of Lakeside Growth Enterprises, LP, entered into a prearranged trading plan to sell up to 20,000 shares of the Company’s Class A Non-Voting Common Stock between March 4, 2024 and February 28, 2025 pursuant to the terms of the plan. The plan is designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company’s policies regarding stock transactions.

Other than as described above, no Director or Executive Officer adopted, modified or terminated any contract, instruction, written plan or other trading arrangement relating to the purchase or sale of Company securities during the fiscal quarter ended December 31, 2023.

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

EZCORP, INC.

Date:	January 31, 2024	/s/ Timothy K. Jugmans
Timothy K. Jugmans, Chief Financial Officer