Form 10-Q
period 2024-03-31
EZCORP INC
filed 2024-05-01
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024 or

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
As of April 24, 2024, 51,972,207 shares of the registrant’s Class A Non-voting Common Stock (“Class A Common Stock”), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	March 31, 2024	March 31, 2023	September 30, 2023
Assets:
Current assets:
Cash and cash equivalents	$229,111	$243,128	$220,595
Restricted cash	8,581	8,451	8,373
Pawn loans	235,773	206,096	245,766
Pawn service charges receivable, net	38,268	33,116	38,885
Inventory, net	163,429	150,297	166,477
Prepaid expenses and other current assets	47,142	45,564	39,623
Total current assets	722,304	686,652	719,719
Investments in unconsolidated affiliates	13,162	10,681	10,987
Other investments	51,220	39,220	36,220
Property and equipment, net	63,306	59,775	68,096
Right-of-use assets, net	243,752	234,287	234,388
Goodwill	310,658	300,078	302,372
Intangible assets, net	61,714	59,620	58,216
Notes receivable, net	—	1,233	—
Deferred tax asset, net	26,247	19,127	25,702
Other assets, net	15,779	9,859	12,011
Total assets	$1,508,142	$1,420,532	$1,467,711

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$34,347	$—	$34,265
Accounts payable, accrued expenses and other current liabilities	62,838	72,695	81,605
Customer layaway deposits	20,352	18,761	18,920
Operating lease liabilities, current	55,658	53,921	57,182
Total current liabilities	173,195	145,377	191,972
Long-term debt, net	326,573	359,287	325,847
Deferred tax liability, net	465	368	435
Operating lease liabilities	197,285	191,874	193,187
Other long-term liabilities	10,228	11,038	10,502
Total liabilities	707,746	707,944	721,943
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $0.01 per share; shares authorized: 100 million; issued and outstanding: 52,057,309 as of March 31, 2024; 52,561,071 as of March 31, 2023; and 51,869,569 as of September 30, 2023	521	526	519
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	345,174	343,088	346,181
Retained earnings	477,683	405,961	431,140
Accumulated other comprehensive loss	(23,012)	(37,017)	(32,102)
Total equity	800,396	712,588	745,768
Total liabilities and equity	$1,508,142	$1,420,532	$1,467,711

See accompanying notes to unaudited condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amount)	2024	2023	2024	2023

Revenues:
Merchandise sales	$164,687	$152,507	$344,090	$316,294
Jewelry scrapping sales	13,714	12,825	27,796	20,709
Pawn service charges	107,163	93,030	213,612	185,623
Other revenues	75	61	132	124
Total revenues	285,639	258,423	585,630	522,750
Merchandise cost of goods sold	106,259	97,339	221,469	202,216
Jewelry scrapping cost of goods sold	11,788	11,902	23,996	18,855
Gross profit	167,592	149,182	340,165	301,679
Operating expenses:
Store expenses	114,582	101,269	225,137	202,072
General and administrative	18,266	15,609	34,809	31,085
Depreciation and amortization	8,219	7,963	16,784	15,951
Loss (gain) on sale or disposal of assets and other	3	73	(169)	57
Other income	(765)	(2,465)	(765)	(2,465)
Total operating expenses	140,305	122,449	275,796	246,700
Operating income	27,287	26,733	64,369	54,979
Interest expense	3,402	3,390	6,842	9,580
Interest income	(2,882)	(1,898)	(5,521)	(2,562)
Equity in net (income) loss of unconsolidated affiliates	(1,719)	32,501	(2,872)	30,917
Other (income) expense	(165)	80	(436)	(154)
Income (loss) before income taxes	28,651	(7,340)	66,356	17,198
Income tax expense (benefit)	7,172	(550)	16,407	7,210
Net income (loss)	$21,479	$(6,790)	$49,949	$9,988

Basic earnings (loss) per share	$0.39	$(0.12)	$0.91	$0.18
Diluted earnings (loss) per share	$0.29	$(0.12)	$0.65	$0.11

Weighted-average basic shares outstanding	55,093	55,648	55,084	55,981
Weighted-average diluted shares outstanding	83,045	55,648	84,948	65,269
See accompanying notes to unaudited condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023

Net income (loss)	$21,479	$(6,790)	$49,949	$9,988
Other comprehensive income:
Foreign currency translation adjustment, net of income tax expense for our investment in unconsolidated affiliate of $98 and $1,133 for the three months ended March 31, 2024, and 2023, respectively and $41 and $737 for the six months ended March 31, 2024, and 2023, respectively	4,457	16,148	9,090	18,652
Comprehensive income	$25,936	$9,358	$59,039	$28,640
See accompanying notes to unaudited condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2023	54,840	$549	$346,181	$431,140	$(32,102)	$745,768
Stock compensation	—	—	2,264	—	—	2,264
Release of restricted stock, net of shares withheld for taxes	758	8	—	—	—	8
Taxes paid related to net share settlement of equity awards	—	—	(3,253)	—	—	(3,253)
Foreign currency translation gain	—	—	—	—	4,633	4,633
Purchase and retirement of treasury stock	(355)	(4)	(1,322)	(1,681)	—	(3,007)
Net income	—	—	—	28,470	—	28,470
Balances as of December 31, 2023	55,243	$553	$343,870	$457,929	$(27,469)	$774,883
Stock compensation	—	—	2,580	—	—	2,580
Release of restricted stock, net of shares withheld for taxes	89	1	(1)	—	—	—
Foreign currency translation gain	—	—	—	—	4,457	4,457
Purchase and retirement of treasury stock	(305)	(3)	(1,275)	(1,725)	—	(3,003)
Net income	—	—	—	21,479	—	21,479
Balances as of March 31, 2024	55,027	$551	$345,174	$477,683	$(23,012)	$800,396

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2022	56,425	$564	$345,330	$402,006	$(55,669)	$692,231
Stock compensation	—	—	1,886	—	—	1,886
Transfer of equity consideration for acquisition	10	—	99	—	—	99
Release of restricted stock, net of shares withheld for taxes	235	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(1,138)	—	—	(1,138)
Foreign currency translation gain	—	—	—	—	2,504	2,504
Purchase and retirement of treasury stock	(822)	(7)	(3,165)	(3,855)	—	(7,027)
Net income	—	—	—	16,778	—	16,778
Balances as of December 31, 2022	55,848	$559	$343,012	$414,929	$(53,165)	$705,335
Stock compensation	—	—	1,855	—	—	1,855
Release of restricted stock, net of shares withheld for taxes	132	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	(1)	—	(11)	—	—	(11)
Foreign currency translation gain	—	—	—	—	16,148	16,148
Purchase and retirement of treasury stock	(448)	(5)	(1,768)	(2,178)	—	(3,951)
Net loss	—	—	—	(6,790)	—	(6,790)
Balances as of March 31, 2023	55,531	$556	$343,088	$405,961	$(37,017)	$712,588

See accompanying notes to unaudited condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
(in thousands)	2024	2023

Operating activities:
Net income	$49,949	$9,988
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,784	15,951
Amortization of debt discount and deferred financing costs	807	736
Non-cash lease expense	29,514	27,546
Deferred income taxes	515	(6,987)
Other adjustments	(1,429)	(2,386)
Provision for inventory reserve	183	280
Stock compensation expense	4,844	3,741
Equity in net (income) loss from investment in unconsolidated affiliates	(2,872)	30,917
Net loss on extinguishment of debt	—	3,545
Changes in operating assets and liabilities, net of business acquisitions:
Pawn service charges receivable	1,071	1,357
Inventory	1,617	(2,306)
Prepaid expenses, other current assets and other assets	(8,699)	(3,639)
Accounts payable, accrued expenses and other liabilities	(57,531)	(43,969)
Customer layaway deposits	886	1,426
Income taxes	909	8,852
Dividends from unconsolidated affiliates	—	1,775
Net cash provided by operating activities	36,548	46,827
Investing activities:
Loans made	(433,194)	(378,717)
Loans repaid	262,970	230,604
Recovery of pawn loan principal through sale of forfeited collateral	188,351	171,504
Capital expenditures, net	(13,654)	(18,439)
Acquisitions, net of cash acquired	(8,610)	(12,968)
Issuance of notes receivable	—	(15,500)
Investment in unconsolidated affiliate	(850)	(2,133)
Investment in other investments	(15,000)	(15,000)
Dividends from unconsolidated affiliates	1,745	—
Net cash used in investing activities	(18,242)	(40,649)
Financing activities:
Taxes paid related to net share settlement of equity awards	(3,253)	(1,149)
Proceeds from issuance of debt	—	230,000
Debt issuance cost	—	(7,458)
Cash paid on extinguishment of debt	—	(1,951)
Payments on debt	—	(178,488)
Purchase and retirement of treasury stock	(6,010)	(10,978)
Payments of finance leases	(276)	—
Net cash (used in) provided by financing activities	(9,539)	29,976
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(43)	1,056
Net increase in cash, cash equivalents and restricted cash	8,724	37,210
Cash and cash equivalents and restricted cash at beginning of period	228,968	214,369
Cash and cash equivalents and restricted cash at end of period	$237,692	$251,579
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
In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Financial results for the three and six month periods ended March 31, 2024, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2024 or any other period due, in part, to seasonal variations. There have been no changes that have had a material impact in significant accounting policies as described in our 2023 Annual Report.
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
Merchandise Sales Revenue Recognition
Customer layaway deposits are recorded as liabilities when a customer provides a deposit for merchandise. Customer layaway deposits are generally refundable upon cancellation. Our customer layaway deposits balance as of March 31, 2024, 2023 and September 30, 2023 was $20.4 million, $18.8 million and $18.9 million, respectively, and are generally recognized as revenue within a one-year period.
Investments
We account for our investment in Rich Data Corporation (“RDC”) in accordance with Accounting Standards Codification (“ASC”) 321, Investments — Equity Securities, and we have elected to use the measurement alternative to measure this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. As of March 31, 2024, 2023 and September 30, 2023, the carrying value of our investment in RDC was $6.2 million.
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
In March 2024, the FASB issued ASU 2024-02, Codification Improvements—Amendments to Remove References to the Concepts Statements (“ASU 2024-02”). ASU 2024-02 contains amendments to the Codification that remove references to various FASB Concepts Statements. The requirements of this ASU 2024-02 are effective for the Company for fiscal years beginning after December 15, 2024 and can be applied on a prospective or retrospective basis. This standard is not expected to have a significant impact on our consolidated financial statements and related disclosures.
NOTE 2: GOODWILL
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

	Six Months Ended March 31, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2023	$255,942	$46,430	$302,372
Acquisitions (a)	6,330	—	6,330
Effect of foreign currency translation changes	—	1,956	1,956
Balances as of March 31, 2024	$262,272	$48,386	$310,658

	Six Months Ended March 31, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2022	$245,503	$41,325	$286,828
Acquisitions (a)	9,468	—	9,468
Effect of foreign currency translation changes	—	3,782	3,782
Balances as of March 31, 2023	$254,971	$45,107	$300,078
(a) Amount represents goodwill recognized in connection with acquisitions within the U.S. Pawn segment that were immaterial, individually and in the aggregate, and we have therefore omitted certain disclosures.

NOTE 3: EARNINGS (LOSS) PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings (loss) per share attributable to EZCORP Inc., shareholders:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2024	2023	2024	2023

Basic earnings (loss) per common share:
Net income (loss) - basic	$21,479	$(6,790)	$49,949	$9,988
Weighted shares outstanding - basic	55,093	55,648	55,084	55,981
Basic earnings (loss) per common share	$0.39	$(0.12)	$0.91	$0.18

Diluted earnings (loss) per common share:
Net income (loss) - basic	$21,479	$(6,790)	$49,949	$9,988
Add: Convertible Notes interest expense (income), net of tax*	2,415	—	5,074	(2,733)
Net income (loss) - diluted	$23,894	$(6,790)	$55,023	$7,255
Weighted shares outstanding - basic	55,093	55,648	55,084	55,981
Equity-based compensation awards - effect of dilution**	974	—	1,156	1,067
Convertible Notes - effect of dilution***	26,978	—	28,708	8,221
Weighted shares outstanding - diluted	83,045	55,648	84,948	65,269
Diluted earnings (loss) per common share	$0.29	$(0.12)	$0.65	$0.11

Potential common shares excluded from the calculation of diluted earnings (loss) per common share above:
Equity-based compensation awards**	—	1,014	—	—
Convertible Notes***	—	30,417	—	20,141
Restricted stock****	1,676	1,504	1,673	1,528
Total	1,676	32,935	1,673	21,669
*    Effective January 1, 2024, we are required to combination settle the 2024 Convertible Notes. As such, no interest expense is included for the three months ended March 31, 2024 and only the first quarter of 2024 interest expense is included for the six months ended March 31, 2024. The six months ended March 31,2023 includes $5.4 million gain on the partial extinguishment of debt, associated with the 2025 Convertible Notes, which was recorded to “Interest expense” in the Company’s condensed consolidated statement of operations. See Note 7: Debt for additional information.
**    Includes time-based share-based awards and performance based awards for which targets for fiscal year tranches have been achieved and vesting is subject only to achievement of service conditions.
***    As we are required to combination settle the 2024 Convertible Notes effective January 1, 2024, the 3.4 million principal shares are not included for the three months ended March 31, 2024 and only the weighted average shares of 1.7 million are included for the six months ended March 31, 2024. Additionally, no potential common shares related to the accreted value of the 2024 Convertible Notes are included for the three or six months ended March 31, 2024 as the average market rate was not above the initial conversion price of $10.00 per share for the noted reporting periods. See Note 7: Debt for conversion price, initial conversion rate and additional information on the 2024 Convertible Notes, 2025 Convertible Notes, and 2029 Convertible Notes.
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
The table below presents balances of our lease assets and liabilities and their balance sheet locations for both operating and financing leases:

(in thousands)	Balance Sheet Location	March 31, 2024	March 31, 2023	September 30, 2023
Lease assets:
Operating lease right-of-use assets	Right-of-use assets, net	$243,752	$234,287	$234,388
Financing lease assets	Other assets	2,094	1,289	2,178
Total lease assets		$245,846	$235,576	$236,566

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$55,658	$53,921	$57,182
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	583	282	530
Total current lease liabilities		$56,241	$54,203	$57,712

Non-current:
Operating lease liabilities	Operating lease liabilities	$197,285	$191,874	$193,187
Financing lease liabilities	Other long-term liabilities	1,626	1,024	1,715
Total non-current lease liabilities		$198,911	$192,898	$194,902
Total lease liabilities		$255,152	$247,101	$252,614
The table below provides major components of our lease costs:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023

Operating lease cost:
Operating lease cost *	$19,840	$18,023	$38,906	$35,518
Variable lease cost	4,643	4,028	8,858	7,880
Total operating lease cost	$24,483	$22,051	$47,764	$43,398

Financing lease cost:
Amortization of financing lease assets	$164	$55	$315	$74
Interest on financing lease liabilities	63	24	128	35
Total financing lease cost	$227	$79	$443	$109
Total lease cost	$24,710	$22,130	$48,207	$43,507

* Includes a reduction for sublease rental income of $0.6 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively, and $1.7 million and $1.8 million for the six months ended March 31, 2024 and 2023, respectively.
Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in “Store expenses” and “General and administrative” under operating expenses, based on the underlying lease use. Cash paid for operating leases was $24.3 million and $18.9 million for the three months ended March 31, 2024 and 2023, respectively, and $44.6 million and $37.4 million for the six months ended March 31, 2024 and 2023, respectively. Cash paid for principal and interest on finance leases was $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2024 and $0.3 million and $0.1 million for the six months ended March 31, 2024 respectively. There was no cash paid for principal or interest on finance leases during the three and six months ended March 31, 2023.

The weighted-average term and discount rates for leases are as follows:

	Six Months Ended March 31,
	2024	2023

Weighted-average remaining lease term (years):
Operating leases	4.88	5.16
Financing leases	3.17	3.97

Weighted-average discount rate:
Operating leases	8.41%	8.42%
Financing leases	11.14%	11.14%

As of March 31, 2024, maturities of lease liabilities under ASC 842 by fiscal year were as follows:

(in thousands)	Operating Leases	Financing Leases
Remaining 2024	$35,375	$382
Fiscal 2025	75,330	849
Fiscal 2026	64,181	849
Fiscal 2027	49,593	536
Fiscal 2028	34,224	28
Thereafter	50,899	—
Total lease liabilities	$309,602	$2,644
Less: portion representing imputed interest	56,659	435
Total net lease liabilities	$252,943	$2,209
Less: current portion	55,658	583
Total long term net lease liabilities	$197,285	$1,626
We recorded $35.0 million and $34.5 million in non-cash additions to our operating right-of-use assets and lease liabilities for the six months ended March 31, 2024 and 2023, respectively. We recorded $0.2 million and $1.2 million in non-cash finance lease additions for the six months ended March 31, 2024 and 2023, respectively.

NOTE 5: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of March 31, 2024, we owned 273,939,157 shares, or approximately 43.7%, of Cash Converters. We acquired our original investment (representing approximately 30% of the outstanding shares) in November 2009 and have increased our ownership through the acquisition of additional shares periodically since that time.
We received cash dividends from Cash Converters of $1.7 million and $1.8 million during the six months ended March 31, 2024 and 2023, respectively.
The following tables present summary financial information for Cash Converters’ most recently reported results at December 31, 2023 after translation to U.S. dollars:

	December 31,
(in thousands)	2023	2022

Current assets	$186,572	$189,179
Non-current assets	137,271	98,301
Total assets	$323,843	$287,480

Current liabilities	$101,097	$91,601
Non-current liabilities	79,926	56,792
Shareholders’ equity	142,820	139,087
Total liabilities and shareholders’ equity	$323,843	$287,480

	Half-Year Ended December 31,
(in thousands)	2023	2022

Gross revenues	$124,874	$98,768
Gross profit	$73,675	$63,800
Net profit (loss)	$6,499	$(73,197)
During the three and six months ended March 31, 2024, we recorded our share of income of $1.7 million and $2.9 million, respectively, from Cash Converters. During the three and six months ended March 31, 2023 we recorded a loss of $32.5 million and $30.9 million, respectively, from Cash Converters, which included $32.4 million as our share of their non-cash goodwill impairment charge during the quarter ended March 31, 2023 that was recorded to “Equity in net (income) loss of unconsolidated affiliates” in the condensed consolidated statements of operations.
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
In October 2023, we contributed an additional $15.0 million to Founders associated with our preferred interest, bringing our total preferred equity investment in Founders to $45.0 million.
We have an interest in Founders, a variable interest entity, but because the Company is not the primary beneficiary, we do not consolidate Founders. Further, as we are not the appointed manager, we do not have the ability to direct the activities of the investment entity that most significantly impact its economic performance. Consequently, our preferred equity investment in Founders is accounted for utilizing the measurement alternative within ASC 321, Investments — Equity Securities. As of March 31, 2024, our $45.0 million carrying value of the preferred equity investment and $15.0 million Demand Promissory Note are included in “Other investments” and “Prepaid expenses and other current assets” in our condensed consolidated balance sheets, respectively. As of March 31, 2024, our maximum exposure for losses related to our investment in Founders was our $45.0 million preferred equity investment and $15.0 million Demand Promissory Note plus accrued and unpaid interest.
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

	Carrying Value	Estimated Fair Value
	March 31, 2024	March 31, 2024	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable due April 2024	$1,268	$1,268	$—	$—	$1,268
Promissory note receivable from Founders	17,706	17,706	—	—	17,706
Investments in unconsolidated affiliates	13,162	41,135	40,285	—	850
Financial liabilities:
2024 Convertible Notes	$34,347	$34,303	$—	$34,303	$—
2025 Convertible Notes	102,817	97,171	—	97,171	—
2029 Convertible Notes	223,756	268,893	—	268,893	—

	Carrying Value	Estimated Fair Value
	March 31, 2023	March 31, 2023	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable due April 2024	$1,233	$1,233	$—	$—	$1,233
Promissory note receivable from Founders	15,600	15,600	—	—	15,600
Investments in unconsolidated affiliates	10,681	42,917	42,917	—	—
Financial liabilities:
2024 Convertible Notes	$34,184	$34,389	$—	$34,389	$—
2025 Convertible Notes	102,312	94,690	—	94,690	—
2029 Convertible Notes	222,791	221,529	—	221,529	—

	Carrying Value	Estimated Fair Value
	September 30, 2023	September 30, 2023	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable due April 2024	$1,251	$1,251	$—	$—	$1,251
Promissory note receivable from Founders	16,500	16,500	—	—	16,500
Investments in unconsolidated affiliates	10,987	35,998	35,998	—	—
Financial liabilities:
2024 Convertible Notes	$34,265	$35,765	$—	$35,765	$—
2025 Convertible Notes	102,563	96,137	—	96,137	—
2029 Convertible Notes	223,284	224,112	—	224,112	—
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
The Company remeasured its acquisition-related contingent obligation associated with the acquisition in June 2021 of PLO del Bajio S. de R.S. de C.V., which owned stores operating under the name "Cash Apoyo Efectivo," at the end of each reporting period. This remeasurement resulted in a $2.5 million reduction of the obligation with an offset recorded to "Other" as an operating item in our condensed consolidated statement of operations during the second quarter of fiscal 2023. The remaining obligation of $2.5 million is included in "Accounts payable, accrued expenses and other current liabilities" in our Consolidated Balance Sheet as of March 31, 2023. The key assumptions used to determine the fair value of acquisition-related contingent consideration are estimated by management, not observable in the market and, therefore, considered Level 3 inputs within the fair value hierarchy.
In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The note bears interest at the rate of 2.89% per annum and is secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. Based primarily on the short-term nature of the note, we estimate that its carrying value approximates fair value as of March 31, 2024. As of March 31, 2024, our $1.3 million carrying value of the promissory note is recorded within “Prepaid expenses and other current assets” in our condensed consolidated balance sheets. All principal and accrued interest was received in April 2024.
In December 2022, we loaned $15.0 million to Founders in exchange for a Demand Promissory Note secured by the common interest in Founders held by the other member. As of March 31, 2024, the interest rate on the note was 15.00% per annum, and all principal and accrued interest is due on demand. Based primarily on the short-term nature of the note, we estimate that its carrying value approximates fair value as of March 31, 2024.
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

NOTE 7: DEBT
The following table presents the Company's debt instruments outstanding:

	March 31, 2024			March 31, 2023			September 30, 2023
(in thousands)	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount

2029 Convertible Notes	$230,000	$(6,244)	$223,756	$230,000	$(7,209)	$222,791	$230,000	$(6,716)	$223,284
2025 Convertible Notes	103,373	(556)	102,817	103,373	(1,061)	102,312	103,373	(810)	102,563
2024 Convertible Notes	34,389	(42)	34,347	34,389	(205)	34,184	34,389	(124)	34,265
Total	$367,762	$(6,842)	$360,920	$367,762	$(8,475)	$359,287	$367,762	$(7,650)	$360,112
Less current portion	34,389	(42)	34,347	—	—	—	34,389	(124)	34,265
Total long-term debt	$333,373	$(6,800)	$326,573	$367,762	$(8,475)	$359,287	$333,373	$(7,526)	$325,847

The following table presents the Company’s contractual maturities related to the debt instruments as of March 31, 2024:

	Schedule of Contractual Maturities
(in thousands)	2029 Convertible Notes	2025 Convertible Notes	2024 Convertible Notes	Total

Remaining 2024	$—	$—	$34,389	$34,389
Fiscal 2025	—	103,373	—	103,373
Fiscal 2026	—	—	—	—
Fiscal 2027	—	—	—	—
Fiscal 2028	—	—	—	—
Thereafter	230,000	—	—	230,000
Total long-term debt	$230,000	$103,373	$34,389	$367,762

The following table presents the Company’s interest expense related to the Convertible Notes for the three and six months ended March 31, 2024 and 2023:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2024	2023	2024	2023

2029 Convertible Notes:
Contractual interest expense	$2,157	$2,156	$4,313	$2,587
Amortization of deferred financing costs	228	197	472	249
Total interest expense	$2,385	$2,353	$4,785	$2,836

2025 Convertible Notes:
Contractual interest expense	$614	$614	$1,228	$1,556
Amortization of deferred financing costs	123	120	254	308
Gain on extinguishment	—	—	—	(5,389)
Total interest expense	$737	$734	$1,482	$(3,525)

2024 Convertible Notes:
Contractual interest expense	$247	$247	$494	$1,123
Amortization of deferred financing costs	39	41	81	179
Loss on extinguishment	—	—	—	8,935
Total interest expense	$286	$288	$575	$10,237
3.750% Convertible Senior Notes Due 2029
In December 2022, we issued $230.0 million aggregate principal amount of 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”), for which $230.0 million remains outstanding as of March 31, 2024. The 2029 Convertible Notes were issued pursuant to an indenture dated December 12, 2022 (the “2022 Indenture”) by and between the Company and Truist Bank, as trustee. The 2029 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2029 Convertible Notes pay interest semi-annually in arrears at a rate of 3.750% per annum on June 15 and December 15 of each year, commencing June 15, 2023, and mature on December 15, 2029 (the “2029 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2029 Convertible Notes will be entitled to receive cash equal to the principal of the 2029 Convertible Notes plus accrued interest.
The effective interest rate for the three and six months ended March 31, 2024 was approximately 4.28%. As of March 31, 2024, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2029 Maturity Date assuming no early conversion.
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

We may not redeem the 2029 Convertible Notes prior to December 21, 2026. At our option, we may redeem for cash all or any portion of the 2029 Convertible Notes on or after December 21, 2026, if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2029 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of March 31, 2024. As of March 31, 2024, the if-converted value of the 2029 Convertible Notes did not exceed the principal amount.
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
2.375% 2025 Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”), for which $103.4 million remains outstanding as of March 31, 2024. The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the “2018 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2018 Indenture. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the “2025 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date.
The effective interest rate for the three and six months ended March 31, 2024 was approximately 2.88% for the 2025 Convertible Notes. As of March 31, 2024, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2025 Maturity Date assuming no early conversion.
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
At our option, we may redeem for cash all or any portion of the 2025 Convertible Notes if the last reported sale price of the Class A Common Stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive), including the trading day immediately preceding the date on which we provide notice of redemption, during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption. The redemption price will be equal to 100% of the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of March 31, 2024. As of March 31, 2024, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.

2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”), of which $34.4 million remains outstanding as of March 31, 2024. The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the “2017 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2017 Indenture. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the “2024 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2024 Convertible Notes will be entitled to receive cash equal to the principal of the 2024 Convertible Notes plus accrued interest.
The effective interest rate for the three and six months ended March 31, 2024 was approximately 3.35%. As of March 31, 2024, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2024 Maturity Date assuming no early conversion.
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
Until the close of business on the business day immediately preceding the 2024 Maturity Date, holders of 2024 Convertible Notes may, at their option, convert their 2024 Convertible Notes at any time.
Because we did not elect an alternative settlement method prior to January 1, 2024, conversions will be settled by combination settlement, which is $1,000 cash (per the $1,000 principal value) plus stock equal to the accreted value as defined in the 2017 Indenture.
As of March 31, 2024, based on the terms of the 2017 Indenture, the if-converted value of the 2024 Convertible Notes exceeded the principal amount by $2.2 million, or approximately 205,000 Class A common shares. As of March 31, 2024, no holders of the 2024 Convertible Notes have delivered a conversion notice.
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
The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. As of March 31, 2024, we had repurchased and retired 2,287,402 shares of our Class A Common Stock for $20.0 million under the Common Stock Repurchase Program, of which 305,475 and 660,357 shares were repurchased and retired for $3.0 million and $6.0 million during the three and six months ended March 31, 2024, respectively. During the three and six months ended March 31, 2023, 448,331 and 691,393 shares were repurchased and retired for $3.9 million and $6.0 million, respectively, under the Common Stock Repurchase Program. The repurchase amount is allocated between “Additional paid-in capital” and “Retained earnings” in our condensed consolidated balance sheets.
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
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2023	2,555,899	$6.80
Granted (a)	1,430,997	7.56
Released (b)	(1,225,328)	5.25
Cancelled	(32,566)	6.96
Outstanding as of March 31, 2024	2,729,002	$7.89
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

	Three Months Ended March 31, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$114,849	$49,838	$—	$164,687	$—	$164,687
Jewelry scrapping sales	12,686	1,028	—	13,714	—	13,714
Pawn service charges	80,010	27,153	—	107,163	—	107,163
Other revenues	29	15	31	75	—	75
Total revenues	207,574	78,034	31	285,639	—	285,639
Merchandise cost of goods sold	72,798	33,461	—	106,259	—	106,259
Jewelry scrapping cost of goods sold	10,794	994	—	11,788	—	11,788
Gross profit	123,982	43,579	31	167,592	—	167,592
Segment and corporate expenses (income):
Store expenses	80,840	33,742	—	114,582	—	114,582
General and administrative	—	—	—	—	18,266	18,266
Depreciation and amortization	2,516	2,392	—	4,908	3,311	8,219
(Gain) loss on sale or disposal of assets and other	(30)	(66)	—	(96)	99	3
Other income	—	—	—	—	(765)	(765)
Interest expense	—	—	—	—	3,402	3,402
Interest income	—	(608)	(633)	(1,241)	(1,641)	(2,882)
Equity in net income of unconsolidated affiliates	—	—	(1,719)	(1,719)	—	(1,719)
Other expense (income)	—	1	14	15	(180)	(165)
Segment contribution	$40,656	$8,118	$2,369	$51,143
Income (loss) before income taxes				$51,143	$(22,492)	$28,651

	Three Months Ended March 31, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$108,740	$43,767	$—	$152,507	$—	$152,507
Jewelry scrapping sales	9,814	3,011	—	12,825	—	12,825
Pawn service charges	69,945	23,085	—	93,030	—	93,030
Other revenues	32	19	10	61	—	61
Total revenues	188,531	69,882	10	258,423	—	258,423
Merchandise cost of goods sold	67,643	29,696	—	97,339	—	97,339
Jewelry scrapping cost of goods sold	8,550	3,352	—	11,902	—	11,902
Gross profit	112,338	36,834	10	149,182	—	149,182
Segment and corporate expenses (income):
Store expenses	71,946	29,323	—	101,269	—	101,269
General and administrative	—	—	—	—	15,609	15,609
Depreciation and amortization	2,560	2,332	—	4,892	3,071	7,963
Loss (gain) on sale or disposal of assets	81	(8)	—	73	—	73
Other income	—	(2,465)	—	(2,465)	—	(2,465)
Interest expense	—	—	—	—	3,390	3,390
Interest income	(1)	(298)	—	(299)	(1,599)	(1,898)
Equity in net loss of unconsolidated affiliates	—	—	32,501	32,501	—	32,501
Other (income) expense	—	(46)	6	(40)	120	80
Segment contribution (loss)	$37,752	$7,996	$(32,497)	$13,251
Income (loss) before income taxes				$13,251	$(20,591)	$(7,340)

	Six Months Ended March 31, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$240,362	$103,728	$—	$344,090	$—	$344,090
Jewelry scrapping sales	25,501	2,295	—	27,796	—	27,796
Pawn service charges	159,083	54,529	—	213,612	—	213,612
Other revenues	66	31	35	132	—	132
Total revenues	425,012	160,583	35	585,630	—	585,630
Merchandise cost of goods sold	151,507	69,962	—	221,469	—	221,469
Jewelry scrapping cost of goods sold	22,078	1,918	—	23,996	—	23,996
Gross profit	251,427	88,703	35	340,165	—	340,165
Segment and corporate expenses (income):
Store expenses	158,095	67,042	—	225,137	—	225,137
General and administrative	—	—	—	—	34,809	34,809
Depreciation and amortization	5,140	4,731	—	9,871	6,913	16,784
(Gain) loss on sale or disposal of assets and other	(4)	(262)	—	(266)	97	(169)
Other income	—	—	—	—	(765)	(765)
Interest expense	—	—	—	—	6,842	6,842
Interest income	—	(1,028)	(1,206)	(2,234)	(3,287)	(5,521)
Equity in net loss of unconsolidated affiliates	—	—	(2,872)	(2,872)	—	(2,872)
Other (income) expense	—	(47)	15	(32)	(404)	(436)
Segment contribution	$88,196	$18,267	$4,098	$110,561
Income (loss) before income taxes				$110,561	$(44,205)	$66,356

	Six Months Ended March 31, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$227,054	$89,240	$—	$316,294	$—	$316,294
Jewelry scrapping sales	16,990	3,719	—	20,709	—	20,709
Pawn service charges	139,255	46,368	—	185,623	—	185,623
Other revenues	57	35	32	124	—	124
Total revenues	383,356	139,362	32	522,750	—	522,750
Merchandise cost of goods sold	140,899	61,317	—	202,216	—	202,216
Jewelry scrapping cost of goods sold	14,766	4,089	—	18,855	—	18,855
Gross profit	227,691	73,956	32	301,679	—	301,679
Segment and corporate expenses (income):
Store expenses	145,250	56,822	—	202,072	—	202,072
General and administrative	—	(3)	—	(3)	31,088	31,085
Depreciation and amortization	5,315	4,547	—	9,862	6,089	15,951
Loss (gain) on sale or disposal of assets	84	(27)	—	57	—	57
Other income	—	(2,465)	—	(2,465)	—	(2,465)
Interest expense	—	—	—	—	9,580	9,580
Interest income	(1)	(467)	—	(468)	(2,094)	(2,562)
Equity in net loss of unconsolidated affiliates	—	—	30,917	30,917	—	30,917
Other expense (income)	—	24	10	34	(188)	(154)
Segment contribution (loss)	$77,043	$15,525	$(30,895)	$61,673
Income (loss) before income taxes				$61,673	$(44,475)	$17,198

The following table presents separately identified segment assets:

(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments (a)	Corporate Items	Total

As of March 31, 2024
Pawn loans	$173,744	$62,029	$—	$—	$235,773
Pawn service charges receivable, net	33,218	5,050	—	—	38,268
Inventory, net	121,863	41,566	—	—	163,429
Total assets	1,003,447	330,256	81,238	93,201	1,508,142

As of March 31, 2023
Pawn loans	$157,043	$49,053	$—	$—	$206,096
Pawn service charges receivable, net	28,944	4,172	—	—	33,116
Inventory, net	112,147	38,150	—	—	150,297
Total assets	901,745	291,886	66,011	160,890	1,420,532

As of September 30, 2023
Pawn loans	$190,624	$55,142	$—	$—	$245,766
Pawn service charges receivable, net	34,318	4,567	—	—	38,885
Inventory, net	128,901	37,576	—	—	166,477
Total assets	984,539	313,164	63,707	106,301	1,467,711
(a) Segment assets as of September 30, 2023 have been recast to conform to current year presentation as CCV no longer meets the 10 percent threshold to be considered its own segment.

NOTE 11: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	March 31, 2024	March 31, 2023	September 30, 2023

Gross pawn service charges receivable	$48,812	$42,335	$50,881
Allowance for uncollectible pawn service charges receivable	(10,544)	(9,219)	(11,996)
Pawn service charges receivable, net	$38,268	$33,116	$38,885

Gross inventory	$166,557	$153,348	$169,138
Inventory reserves	(3,128)	(3,051)	(2,661)
Inventory, net	$163,429	$150,297	$166,477

Prepaid expenses and other	$8,846	$7,677	$4,106
Accounts receivable, notes receivable and other	33,849	27,817	30,548
Income taxes prepaid and receivable	4,447	10,070	4,969
Prepaid expenses and other current assets	$47,142	$45,564	$39,623

Property and equipment, gross	$281,239	$325,458	$345,461
Accumulated depreciation	(217,933)	(265,683)	(277,365)
Property and equipment, net	$63,306	$59,775	$68,096

Accounts payable	$11,413	$18,443	$23,022
Accrued payroll	12,176	8,842	11,472
Incentive accrual	9,454	8,997	18,544
Other payroll related expenses	5,178	8,351	5,262
Accrued sales and VAT taxes	5,111	6,949	5,565
Accrued income taxes payable	3,014	3,662	2,628
Other current liabilities	16,492	17,451	15,112
Accounts payable, accrued expenses and other current liabilities	$62,838	$72,695	$81,605

The following table provides supplemental disclosure of condensed consolidated statements of cash flows information:

	Six Months Ended March 31,
(in thousands)	2024	2023

Supplemental disclosure of cash flow information
Cash and cash equivalents at beginning of period	$220,595	$206,028
Restricted cash at beginning of period	8,373	8,341
Total cash and cash equivalents and restricted cash at beginning of period	$228,968	$214,369

Cash and cash equivalents at end of period	$229,111	$243,128
Restricted cash at end of period	8,581	8,451
Total cash and cash equivalents and restricted cash at end of period	$237,692	$251,579

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$183,532	$159,398
Transfer of equity consideration for acquisition	—	99
Acquisition earn-out contingency	—	2,000
Accrued acquisition consideration	616	1,145

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
Business Overview
EZCORP is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of pawn services in the United States and Latin America. Pawn loans are nonrecourse loans collateralized by personal property. We also sell merchandise, primarily collateral forfeited from unpaid loans and pre-owned merchandise purchased from customers.
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
Seasonality and Quarterly Results
In the United States, PSC is historically highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. PSC is historically lowest in our third fiscal quarter (April through June) following the tax refund season and merchandise sales are highest in our first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the availability of tax refunds. In Latin America, most of our customers receive additional compensation from their employers in December, and many receive additional compensation in June or July, applying downward pressure on loan balances and fueling some merchandise sales in those periods. In Mexico, we saw similar downward pressure in loan balances during the third quarter of fiscal 2023 due to a change in law related to company profit sharing payments to employees. We believe this change will continue to impact pawn loan balances in May and June going forward. As a net effect of these and other factors and excluding discrete charges, our consolidated income before tax is generally highest in our first fiscal quarter (October through December) and lowest in our third fiscal quarter (April through June).
Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit (“Merchandise sales GP”) and jewelry scrapping gross profit (“Jewelry Scrapping GP”) for the three and six months ended March 31, 2024 and 2023:

The following chart presents sources of gross profit by geographic disbursement for the three and six months ended March 31, 2024 and 2023:
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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. In addition, we have an equity method investment that is denominated in Australian dollars and is translated into U.S. dollars. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and six months ended March 31, 2024 and 2023 were as follows:

	March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2024	2023	2024	2023	2024	2023

Mexican peso	16.6	18.1	17.0	18.7	17.3	19.2
Guatemalan quetzal	7.6	7.6	7.6	7.6	7.6	7.6
Honduran lempira	24.4	24.4	24.4	24.3	24.4	24.3
Australian dollar	1.5	1.5	1.5	1.5	1.5	1.5

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
Store Count by Segment

	Three Months Ended March 31, 2024
	U.S. Pawn	Latin America Pawn	Consolidated

As of December 31, 2023	530	707	1,237
New locations opened	—	9	9
Locations acquired	6	—	6
Locations combined or closed	(1)	(5)	(6)
As of March 31, 2024	535	711	1,246

	Three Months Ended March 31, 2023
	U.S. Pawn	Latin America Pawn	Consolidated

As of December 31, 2022	525	661	1,186
New locations opened	2	11	13
As of March 31, 2023	527	672	1,199

	Six Months Ended March 31, 2024
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2023	529	702	1,231
New locations opened	—	14	14
Locations acquired	7	—	7
Locations combined or closed	(1)	(5)	(6)
As of March 31, 2024	535	711	1,246

	Six Months Ended March 31, 2023
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2022	515	660	1,175
New locations opened	2	13	15
Locations acquired	10	—	10
Locations combined or closed	—	(1)	(1)
As of March 31, 2023	527	672	1,199

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023

These tables, as well as the discussion that follows, should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023

Gross profit:
Pawn service charges	$80,010	$69,945	14%

Merchandise sales	114,849	108,740	6%
Merchandise sales gross profit	42,051	41,097	2%
Gross margin on merchandise sales	37%	38%	(100)bps

Jewelry scrapping sales	12,686	9,814	29%
Jewelry scrapping sales gross profit	1,892	1,264	50%
Gross margin on jewelry scrapping sales	15%	13%	200bps

Other revenues	29	32	(9)%
Gross profit	123,982	112,338	10%

Segment operating expenses:
Store expenses	80,840	71,946	12%
Depreciation and amortization	2,516	2,560	(2)%
(Gain) loss on sale or disposal of assets and other	(30)	81	137%
Segment operating contribution	$40,656	$37,751	8%

Other segment income	—	(1)	(100)%
Segment contribution	$40,656	$37,752	8%

Other data:
Net earning assets (a)	$295,607	$269,190	10%
Inventory turnover	2.6	2.6	—%
Average monthly ending pawn loan balance per store (b)	$345	$310	11%
Monthly average yield on pawn loans outstanding	14%	14%	—bps
General merchandise as a % of PLO	33%	34%	(100)bps
Jewelry as a % of PLO	67%	66%	100bps

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

PLO ended the quarter at $173.7 million, up 11% (9% on a same store basis).
Total revenues and gross profit was up 10%, reflecting increased PSC and higher merchandise sales.
PSC increased 14% as a result of higher average PLO.
Merchandise sales increased 6% and gross margin decreased to 37% from 38%. Aged general merchandise, which is inventory over one year old, increased to 3.0% of total general merchandise inventory, primarily driven by luxury handbags in our Max Pawn stores.
Net inventory increased 9%, as expected with the growth in PLO. Inventory turnover remained flat at 2.6x.
Store expenses increased 12%, primarily due to salaries and benefits as we continue to support our team members as a part of People, Pawn and Passion focus, higher store count and, to a lesser extent, expenses related to our loyalty program.
Segment contribution increased 8% to $40.7 million, due to the changes noted above.

During the quarter, net store count increased by five due to the acquisition of six stores and the consolidation of one store.
Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Constant Currency and Same Store Financial Information.”

	Three Months Ended March 31,
(in thousands)	2024 (GAAP)	2023 (GAAP)	Change (GAAP)	2024 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$27,153	$23,085	18%	$25,367	10%

Merchandise sales	49,838	43,767	14%	46,210	6%
Merchandise sales gross profit	16,377	14,071	16%	15,168	8%
Gross margin on merchandise sales	33%	32%	100bps	33%	100bps

Jewelry scrapping sales	1,028	3,011	(66)%	983	(67)%
Jewelry scrapping sales gross profit	34	(341)	110%	34	110%
Gross margin on jewelry scrapping sales	3%	(11)%	*	3%	*

Other revenues, net	15	19	(21)%	14	(26)%
Gross profit	43,579	36,834	18%	40,583	10%

Segment operating expenses:
Store expenses	33,742	29,323	15%	31,320	7%
Depreciation and amortization	2,392	2,332	3%	2,212	(5)%
Other income	—	(2,465)	(100)%	—	100%
Gain on sale or disposal of assets and other	(66)	(8)	*	(67)	*
Segment operating contribution	7,511	7,652	(2)%	7,118	(7)%

Other segment income	(607)	(344)	76%	(627)	82%
Segment contribution	$8,118	$7,996	2%	$7,745	(3)%

Other data:
Net earning assets (a)	$103,595	$87,203	19%	$97,111	11%
Inventory turnover	3.6	3.5	3%	3.6	3%
Average monthly ending pawn loan balance per store (b)	$81	$71	14%	$77	8%
Monthly average yield on pawn loans outstanding	16%	17%	(100)bps	16%	(100)bps
General merchandise as a % of PLO	65%	71%	(600)bps	64%	(700)bps
Jewelry as a % of PLO	35%	29%	600bps	36%	700bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2024 Change (GAAP)	2024 Change (Constant Currency)
Same Store data:
PLO	22%	15%
PSC	14%	7%
Merchandise Sales	9%	1%
Merchandise Sales Gross Profit	17%	8%
Store Expenses	10%	2%

PLO improved to $62.0 million, up 26% (19% on constant currency basis). On a same store basis, PLO increased 22% (15% on a constant currency basis) due to improved operational performance and continued strong pawn demand.
Total revenues was up 12% (4% on constant currency basis), and gross profit increased 18% (10% on a constant currency basis), reflecting increased PSC, higher merchandise sales and improved merchandise sales gross profit.
PSC increased 18% (10% on a constant currency basis) as a result of higher average PLO.
Merchandise sales gross margin increased to 33% from 32%. Aged general merchandise was 1.4% of total merchandise inventory.
Net inventory increased 9% (2% on a constant currency basis). Inventory turnover increased to 3.6x from 3.5x.
Store expenses increased 15% (7% on a constant currency basis), primarily due to higher store count. Same-store expenses increased 10% (2% on a constant currency basis).
Segment contribution increased 2% (decreased 3% on a constant currency basis) to $8.1 million, due to the changes noted above, in addition to the impact of the prior year reversal of contingent consideration liability in connection with a previously completed acquisition, which was recorded to “Other income.”
During the quarter, net store count increased by four due to the opening of nine de novo stores and the consolidation of five stores.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Three Months Ended March 31,		Change
(in thousands)	2024	2023

Gross profit:
Consumer loan fees, interest and other	$31	$10	210%
Gross profit	31	10	210%

Segment operating expenses:
Interest income	(633)	—	*
Equity in net (income) loss of unconsolidated affiliates	(1,719)	32,501	105%
Segment operating contribution (loss)	2,383	(32,491)	107%

Other segment loss	14	6	133%
Segment contribution (loss)	$2,369	$(32,497)	107%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution was $2.4 million, an increase of $34.9 million primarily due to our share of the net loss from Cash Converters related to their non-cash goodwill impairment charge taken during the prior year quarter.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income (loss) attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended March 31,		Percentage Change
(in thousands)	2024	2023

Segment contribution	$51,143	$13,251	286%
Corporate expenses (income):
General and administrative	18,266	15,609	17%
Depreciation and amortization	3,311	3,071	8%
Loss on sale or disposal of assets and other	99	—	*
Other income	(765)	—	*
Interest expense	3,402	3,390	—%
Interest income	(1,641)	(1,599)	3%
Other (income) expense	(180)	120	250%
Income (loss) before income taxes	28,651	(7,340)	*
Income tax expense (benefit)	7,172	(550)	*
Net income (loss)	$21,479	$(6,790)	*

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution increased $37.9 million over the prior year quarter. That increase was primarily attributable to the increase in our Other Investments segment due to our share of the net loss from Cash Converters during the prior year quarter and the improved operating results of the U.S. Pawn and Latin America Pawn segments above.
General and administrative expense increased $2.7 million or 17%, primarily due to labor driven by incentive compensation related to an increase in share price and, to a lesser extent, costs related to the implementation of Workday.
Income tax expense increased $7.7 million primarily due to an increase in income before income taxes of $36.0 million this quarter compared to the prior year quarter. That increase was primarily attributable to our share of the net loss from Cash Converters in the prior year quarter and the improved operating results this quarter within the U.S. Pawn segment and the Latin American Pawn segment.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and the foreign rate differential. See our Annual Report on Form 10-K for the year ended September 30, 2023, Note 11: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.

Six Months Ended March 31, 2024 vs. Six Months Ended March 31, 2023
The tables below and discussion that follows should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Six Months Ended March 31,		Change
(in thousands)	2024	2023

Gross profit:
Pawn service charges	$159,083	$139,255	14%

Merchandise sales	240,362	227,054	6%
Merchandise sales gross profit	88,855	86,155	3%
Gross margin on merchandise sales	37%	38%	(100)bps

Jewelry scrapping sales	25,501	16,990	50%
Jewelry scrapping sales gross profit	3,423	2,224	54%
Gross margin on jewelry scrapping sales	13%	13%	—bps

Other revenues	66	57	16%
Gross profit	251,427	227,691	10%

Segment operating expenses:
Store expenses	158,095	145,250	9%
Depreciation and amortization	5,140	5,315	(3)%
(Gain) loss on sale or disposal of assets and other	(4)	84	105%
Segment operating contribution	88,196	77,042	14%

Other segment income	—	(1)	(100)%
Segment contribution	$88,196	$77,043	14%

Other data:
Average monthly ending pawn loan balance per store (a)	$352	$312	13%
Monthly average yield on pawn loans outstanding	14%	14%	—bps

(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
During the six months ended March 31, 2024, net store count increased by six due to the acquisition of seven stores and the consolidation of one store.
Pawn service charges increased 14% as a result of higher average PLO.
Merchandise sales increased 6% and merchandise sale gross profit increased 3%, reflecting a 100bps decrease in gross margin.
Store expenses increased 9%, primarily due to primarily due to wage inflationary pressures, higher store count and, to a lesser extent, expenses related to our loyalty program.
Segment contribution increased $11.2 million, or 14%, primarily due to the changes described above.

Latin America Pawn
The following table presents selected summary financial data our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Constant Currency and Same Store Financial Information” above.

	Six Months Ended March 31,
(in thousands)	2024 (GAAP)	2023 (GAAP)	Change (GAAP)	2024 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$54,529	$46,368	18%	$50,579	9%

Merchandise sales	103,728	89,240	16%	95,275	7%
Merchandise sales gross profit	33,766	27,923	21%	30,984	11%
Gross margin on merchandise sales	33%	31%	200bps	33%	200bps

Jewelry scrapping sales	2,295	3,719	(38)%	2,142	(42)%
Jewelry scrapping sales gross profit	377	(370)	202%	342	192%
Gross margin on jewelry scrapping sales	16%	(10)%	*	16%	*

Other revenues, net	31	35	(11)%	28	(20)%
Gross profit	88,703	73,956	20%	81,933	11%

Segment operating expenses:
Store expenses	67,042	56,822	18%	61,683	9%
Depreciation and amortization	4,731	4,547	4%	4,340	(5)%
Other income	—	(2,465)	(100)%	—	(100)%
Gain on sale or disposal of assets and other	(262)	(27)	*	(255)	*
Segment operating contribution	17,192	15,079	14%	16,165	7%

Other segment income	(1,075)	(446)	141%	(1,170)	162%
Segment contribution	$18,267	$15,525	18%	$17,335	12%

Other data:
Average monthly ending pawn loan balance per store (a)	$79	$71	11%	$74	4%
Monthly average yield on pawn loans outstanding	16%	17%	(100)bps	16%	(100)bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2024 Change (GAAP)	2024 Change (Constant Currency)
Same Store data:
PLO	22%	15%
PSC	15%	6%
Merchandise Sales	12%	2%
Merchandise Sales Gross Profit	21%	11%
Store Expenses	13%	4%
During the six months ended March 31, 2024, net store count increased by nine due to the opening of fourteen de novo stores and the consolidation of five stores.
PSC increased 18% to $54.5 million (9% to $50.6 million on a constant currency basis) as a result of higher average PLO.
Merchandise sales increased 16% (7% on a constant currency basis) and 12% on a same store basis (2% on a constant currency basis). Merchandise sales gross margin increased 200 bps to 33% from 31%.

Store expenses increased by 18% (9% on a constant currency basis) primarily due to increases in minimum wage and headcount, higher store count and, to a lesser extent, rent. On a same-store basis, store expenses increased 13% (4% on a constant currency basis).
Segment contribution increased $2.7 million, or 18% ($1.8 million, or 12%, on a constant currency basis), due to the changes noted above, in addition to the impact of the prior year reversal of contingent consideration liability in connection with a previously completed acquisition, which was recorded to “Other income.”
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Six Months Ended March 31,		Change
(in thousands)	2024	2023

Gross profit:
Consumer loan fees, interest and other	$35	$32	9%
Gross profit	35	32	9%

Segment operating expenses:
Interest income	(1,206)	—	*
Equity in net (income) loss of unconsolidated affiliates	(2,872)	30,917	109%
Segment operating contribution (loss)	4,113	(30,885)	113%

Other segment loss	15	10	50%
Segment contribution (loss)	$4,098	$(30,895)	113%

*	Represents a percentage computation that is not mathematically meaningful.

Segment income was $4.1 million, an increase of $35.0 million from the prior-year six months ended March 31, 2023, primarily due to our share of the prior year net loss from Cash Converters related to their non-cash goodwill impairment charge.
Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Six Months Ended March 31,		Percentage Change
(in thousands)	2024	2023

Segment contribution	$110,561	$61,673	79%
Corporate expenses (income):
General and administrative	34,809	31,088	12%
Depreciation and amortization	6,913	6,089	14%
Gain on sale or disposal of assets	97	—	*
Other income	(765)	—	*
Interest expense	6,842	9,580	(29)%
Interest income	(3,287)	(2,094)	57%
Other income	(404)	(188)	115%
Income before income taxes	66,356	17,198	286%
Income tax expense	16,407	7,210	128%
Net income	$49,949	$9,988	*

*	Represents a percentage computation that is not mathematically meaningful.

Segment contribution increased $48.9 million or 79% over the prior year six months ended March 31, 2023, primarily due to our share of the net loss from Cash Converters related to their non-cash goodwill impairment charge during the prior year and the improved operating results of the segments above.
General and administrative expenses increased $3.7 million or 12%, primarily due to labor driven by incentive compensation related to increase in share price and, to a lesser extent, costs related to the implementation of Workday.

Interest expense decreased $2.7 million, primarily due to the loss on extinguishment of debt in the prior year. In December 2022, the Company repurchased approximately $109.4 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 for approximately $62.9 million plus accrued interest and recorded a $3.5 million loss on extinguishment of debt.
Interest income increased $1.2 million, due primarily to our treasury management with increased market interest rates.
Income tax expense increased $9.2 million, primarily due to an increase in income before income taxes of $49.2 million for the six months ended March 31, 2024 compared to the same prior year six month period due to our share of the net loss from Cash Converters in the prior year quarter and the non-deductible loss on the convertible debt refinancing during the first quarter of 2023.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and the foreign rate differential. See Annual Report on Form 10-K for the year ended September 30, 2023, Note 11: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
Liquidity and Capital Resources
Cash and Cash Equivalents
Our cash and equivalents balance was $229.1 million at March 31, 2024 compared to $220.6 million at September 30, 2023. At March 31, 2024, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Six Months Ended March 31,		Percentage Change
(in thousands)	2024	2023

Net cash provided by operating activities	$36,548	$46,827	(22)%
Net cash used in investing activities	(18,242)	(40,649)	(55)%
Net cash (used in) provided by financing activities	(9,539)	29,976	(132)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(43)	1,056	*
Net increase in cash, cash equivalents and restricted cash	$8,724	$37,210	(77)%

The decrease in cash flows provided by operating activities year-over-year was primarily due to changes in working capital primarily related to the timing of payments of accounts payable, income taxes and prepaid expenses, offset by an increase in net income (when considering adjustments for non-cash items affecting net income).
The $22.4 million decrease in cash flows used in investing activities year-over-year was primarily due to a $21.1 million decrease in cash flows used to fund acquisitions and strategic investments and a $16.8 million increase in cash inflows from the sale of forfeited collateral, offset by an increase of $22.1 million in net pawn lending outflows.
The $39.5 million decrease in cash flows provided by financing activities was primarily related to the December 2022 financing of the 2029 Convertible Notes, in which we issued $230.0 million principal amount of 3.750% Convertible Senior Notes Due 2029 offset by the extinguishment of approximately $109.4 million aggregate principal amount of our 2024 Convertible Notes for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of our 2025 Convertible Notes for approximately $62.9 million plus accrued interest. In addition, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase 578,703 shares of our Class A common stock from purchasers of the notes in privately negotiated transactions.
The net effect of these changes was an $8.7 million increase in cash on hand during the current year to date period, resulting in a $237.7 million ending cash and restricted cash balance.

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
On May 3, 2022, our Board authorized the repurchase of up to $50 million of our Class A Common Stock over three years. As of March 31, 2024, we have repurchased 2,287,402 shares of our Class A Common Stock under the program for $20.0 million. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Our principal executive officer and principal financial officer have concluded that as of March 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9: Contingencies of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2023, as supplemented by the information set forth below.

Illinois recently passed the Pawnbroker Regulation Act of 2023, which went into effect on March 22, 2024.
The new law clarifies that pawn transactions are exempt from the Illinois Predatory Loan Prevention Act. It also reduces the monthly finance charge on certain pawn transactions, which is not expected to have a material adverse impact on our business in Illinois (20 stores) or the Company as a whole.
ITEM 2. Unregistered Sale of Equity Security and Use of Proceeds
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended March 31, 2024.

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
	(in thousands, except number of shares and average price information)
January 1, 2024 through January 31, 2024	116,124	$8.61	116,124	$32,004
February 1, 2024 through February 29, 2024	96,900	$10.50	96,900	$30,986
March 1, 2024 through March 31, 2024	92,451	$10.58	92,451	$30,008
Quarter ended March 31, 2024	305,475	$9.81	305,475	$30,008

(1)	On May 3, 2022, the Board of Directors approved a share repurchase program, under which we are authorized to repurchase up to $50 million of our Class A Non-Voting common shares over a three-year period. All repurchases under this program were in open market transactions at prevailing market prices and were executed pursuant to a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
ITEM 5. Other Information
Insider Trading Arrangements
On February 7, 2024, Matthew Appel, Director, entered into a prearranged trading plan to sell up to 26,490 shares of the Company’s Class A Non-Voting Common Stock between May 15, 2024 and May 12, 2025 pursuant to the terms of the plan. The plan is designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company’s policies regarding stock transactions.

Other than as described above, no Director or Executive Officer adopted, modified or terminated any contract, instruction, written plan or other trading arrangement relating to the purchase or sale of Company securities during the fiscal quarter ended March 31, 2024.
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

EZCORP, INC.

Date:	May 1, 2024	/s/ Timothy K. Jugmans
Timothy K. Jugmans, Chief Financial Officer