Form 10-Q
period 2024-06-30
EZCORP INC
filed 2024-07-31
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024 or

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
As of July 24, 2024, 51,769,716 shares of the registrant’s Class A Non-voting Common Stock (“Class A Common Stock”), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	June 30, 2024	June 30, 2023	September 30, 2023
Assets:
Current assets:
Cash and cash equivalents	$218,038	$237,974	$220,595
Restricted cash	9,204	8,549	8,373
Pawn loans	261,720	229,379	245,766
Pawn service charges receivable, net	40,638	34,959	38,885
Inventory, net	171,937	154,944	166,477
Prepaid expenses and other current assets	40,391	44,925	39,623
Total current assets	741,928	710,730	719,719
Investments in unconsolidated affiliates	12,297	10,247	10,987
Other investments	51,220	39,220	36,220
Property and equipment, net	59,926	61,849	68,096
Right-of-use assets, net	235,030	243,100	234,388
Goodwill	308,847	302,120	302,372
Intangible assets, net	60,164	60,009	58,216
Deferred tax asset, net	25,245	19,610	25,702
Other assets, net	15,506	10,793	12,011
Total assets	$1,510,163	$1,457,678	$1,467,711

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$137,326	$—	$34,265
Accounts payable, accrued expenses and other current liabilities	69,742	74,458	81,605
Customer layaway deposits	20,067	18,595	18,920
Operating lease liabilities, current	58,905	56,919	57,182
Total current liabilities	286,040	149,972	191,972
Long-term debt, net	223,998	359,686	325,847
Deferred tax liability, net	416	349	435
Operating lease liabilities	188,996	197,499	193,187
Other long-term liabilities	9,258	11,130	10,502
Total liabilities	708,708	718,636	721,943
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $0.01 per share; shares authorized: 100 million; issued and outstanding: 51,771,917 as of June 30, 2024; 52,214,761 as of June 30, 2023; and 51,869,569 as of September 30, 2023	518	522	519
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	347,082	344,857	346,181
Retained earnings	493,830	422,549	431,140
Accumulated other comprehensive loss	(40,005)	(28,916)	(32,102)
Total equity	801,455	739,042	745,768
Total liabilities and equity	$1,510,163	$1,457,678	$1,467,711

See accompanying notes to unaudited condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amount)	2024	2023	2024	2023

Revenues:
Merchandise sales	$158,140	$147,980	$502,230	$464,274
Jewelry scrapping sales	15,395	13,931	43,191	34,640
Pawn service charges	107,830	93,819	321,442	279,442
Other revenues	56	82	188	206
Total revenues	281,421	255,812	867,051	778,562
Merchandise cost of goods sold	101,211	95,069	322,680	297,285
Jewelry scrapping cost of goods sold	13,483	11,958	37,479	30,813
Gross profit	166,727	148,785	506,892	450,464
Operating expenses:
Store expenses	116,335	104,932	341,472	307,004
General and administrative	20,060	17,876	54,869	48,961
Depreciation and amortization	8,158	8,026	24,942	23,977
Loss (gain) on sale or disposal of assets and other	20	(29)	(149)	28
Other income	—	(2,632)	(765)	(5,097)
Total operating expenses	144,573	128,173	420,369	374,873
Operating income	22,154	20,612	86,523	75,591
Interest expense	3,539	3,414	10,381	12,994
Interest income	(2,931)	(2,584)	(8,452)	(5,146)
Equity in net (income) loss of unconsolidated affiliates	(1,263)	(1,523)	(4,135)	29,394
Other income	(191)	(5)	(627)	(159)
Income before income taxes	23,000	21,310	89,356	38,508
Income tax expense	5,050	3,088	21,457	10,298
Net income	$17,950	$18,222	$67,899	$28,210

Basic earnings per share	$0.33	$0.33	$1.23	$0.51
Diluted earnings per share	$0.25	$0.24	$0.89	$0.38

Weighted-average basic shares outstanding	54,898	55,367	55,022	55,776
Weighted-average diluted shares outstanding	83,008	86,825	84,309	79,559
See accompanying notes to unaudited condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Net income	$17,950	$18,222	$67,899	$28,210
Other comprehensive income:
Foreign currency translation adjustment, net of income tax (benefit) expense for our investment in unconsolidated affiliate of $(101) and $(30) for the three months ended June 30, 2024, and 2023, respectively and $(60) and $706 for the nine months ended June 30, 2024, and 2023, respectively	(16,993)	8,101	(7,903)	26,753
Comprehensive income	$957	$26,323	$59,996	$54,963
See accompanying notes to unaudited condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2023	54,840	$549	$346,181	$431,140	$(32,102)	$745,768
Stock compensation	—	—	2,264	—	—	2,264
Release of restricted stock, net of shares withheld for taxes	758	8	—	—	—	8
Taxes paid related to net share settlement of equity awards	—	—	(3,253)	—	—	(3,253)
Foreign currency translation gain	—	—	—	—	4,633	4,633
Purchase and retirement of treasury stock	(355)	(4)	(1,322)	(1,681)	—	(3,007)
Net income	—	—	—	28,470	—	28,470
Balances as of December 31, 2023	55,243	$553	$343,870	$457,929	$(27,469)	$774,883
Stock compensation	—	—	2,580	—	—	2,580
Release of restricted stock, net of shares withheld for taxes	89	1	(1)	—	—	—
Foreign currency translation gain	—	—	—	—	4,457	4,457
Purchase and retirement of treasury stock	(305)	(3)	(1,275)	(1,725)	—	(3,003)
Net income	—	—	—	21,479	—	21,479
Balances as of March 31, 2024	55,027	$551	$345,174	$477,683	$(23,012)	$800,396
Stock compensation	—	—	3,101	—	—	3,101
Foreign currency translation loss	—	—	—	—	(16,993)	(16,993)
Purchase and retirement of treasury stock	(285)	(3)	(1,193)	(1,803)	—	(2,999)
Net income	—	—	—	17,950	—	17,950
Balances as of June 30, 2024	54,742	$548	$347,082	$493,830	$(40,005)	$801,455

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2022	56,425	$564	$345,330	$402,006	$(55,669)	$692,231
Stock compensation	—	—	1,886	—	—	1,886
Transfer of equity consideration for acquisition	10	—	99	—	—	99
Release of restricted stock, net of shares withheld for taxes	235	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	—	—	(1,138)	—	—	(1,138)
Foreign currency translation gain	—	—	—	—	2,504	2,504
Purchase and retirement of treasury stock	(822)	(7)	(3,165)	(3,855)	—	(7,027)
Net income	—	—	—	16,778	—	16,778
Balances as of December 31, 2022	55,848	$559	$343,012	$414,929	$(53,165)	$705,335
Stock compensation	—	—	1,855	—	—	1,855
Release of restricted stock, net of shares withheld for taxes	132	2	—	—	—	2
Taxes paid related to net share settlement of equity awards	(1)	—	(11)	—	—	(11)
Foreign currency translation gain	—	—	—	—	16,148	16,148
Purchase and retirement of treasury stock	(448)	(5)	(1,768)	(2,178)	—	(3,951)
Net loss	—	—	—	(6,790)	—	(6,790)
Balances as of March 31, 2023	55,531	$556	$343,088	$405,961	$(37,017)	$712,588
Stock compensation	—	—	3,135	—	—	3,135
Foreign currency translation gain	—	—	—	—	8,101	8,101
Purchase and retirement of treasury stock	(346)	(4)	(1,366)	(1,634)	—	(3,004)
Net income	—	—	—	18,222	—	18,222
Balances as of June 30, 2023	55,185	$552	$344,857	$422,549	$(28,916)	$739,042

See accompanying notes to unaudited condensed consolidated financial statements

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2024	2023

Operating activities:
Net income	$67,899	$28,210
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	24,942	23,977
Amortization of debt discount and deferred financing costs	1,212	1,135
Non-cash lease expense	43,999	41,752
Deferred income taxes	438	(7,489)
Other adjustments	69	(4,894)
Provision for inventory reserve	589	(160)
Stock compensation expense	7,945	6,876
Equity in net (income) loss from investment in unconsolidated affiliates	(4,135)	29,394
Net loss on extinguishment of debt	—	3,545
Changes in operating assets and liabilities, net of business acquisitions:
Pawn service charges receivable	(1,593)	(316)
Inventory	(2,775)	(5,501)
Prepaid expenses, other current assets and other assets	(3,625)	(2,750)
Accounts payable, accrued expenses and other liabilities	(65,396)	(53,018)
Customer layaway deposits	1,055	1,036
Income taxes	(360)	8,923
Dividends from unconsolidated affiliates	—	3,589
Net cash provided by operating activities	70,264	74,309
Investing activities:
Loans made	(683,121)	(592,689)
Loans repaid	391,297	343,886
Recovery of pawn loan principal through sale of forfeited collateral	272,781	251,608
Capital expenditures, net	(16,870)	(27,751)
Acquisitions, net of cash acquired	(11,963)	(12,968)
Proceeds from (issuance of) notes receivable	1,100	(15,500)
Investment in unconsolidated affiliate	(993)	(2,133)
Investment in other investments	(15,000)	(15,000)
Dividends from unconsolidated affiliates	3,535	—
Net cash used in investing activities	(59,234)	(70,547)
Financing activities:
Taxes paid related to net share settlement of equity awards	(3,253)	(1,149)
Proceeds from issuance of debt	—	230,000
Debt issuance cost	—	(7,458)
Cash paid on extinguishment of debt	—	(1,951)
Payments on debt	—	(178,488)
Purchase and retirement of treasury stock	(9,009)	(13,982)
Payments of finance leases	(386)	—
Net cash (used in) provided by financing activities	(12,648)	26,972
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(108)	1,420
Net (decrease) increase in cash, cash equivalents and restricted cash	(1,726)	32,154
Cash and cash equivalents and restricted cash at beginning of period	228,968	214,369
Cash and cash equivalents and restricted cash at end of period	$227,242	$246,523
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
In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Financial results for the three and nine month periods ended June 30, 2024, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2024 or any other period due, in part, to seasonal variations. There have been no changes that have had a material impact in significant accounting policies as described in our 2023 Annual Report.
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
Merchandise Sales Revenue Recognition
Customer layaway deposits are recorded as liabilities when a customer provides a deposit for merchandise. Customer layaway deposits are generally refundable upon cancellation. Our customer layaway deposits balance as of June 30, 2024, 2023 and September 30, 2023 was $20.1 million, $18.6 million and $18.9 million, respectively, and are generally recognized as revenue within a one-year period.
Investments
We account for our investment in Rich Data Corporation (“RDC”) in accordance with Accounting Standards Codification (“ASC”) 321, Investments — Equity Securities, and we have elected to use the measurement alternative to measure this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. As of June 30, 2024, 2023 and September 30, 2023, the carrying value of our investment in RDC was $6.2 million.
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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) included within segment operating profit or loss. Additionally, the ASU requires a description of how the CODM utilizes segment operating profit or loss to assess segment performance. The requirements of ASU 2023-07 are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and retrospective application is required for all periods presented. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
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
NOTE 2: GOODWILL
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

	Nine Months Ended June 30, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2023	$255,942	$46,430	$302,372
Acquisitions (a)	8,329	—	8,329
Effect of foreign currency translation changes	—	(1,854)	(1,854)
Balances as of June 30, 2024	$264,271	$44,576	$308,847

	Nine Months Ended June 30, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2022	$245,503	$41,325	$286,828
Acquisitions (a)	9,468	—	9,468
Effect of foreign currency translation changes	—	5,824	5,824
Balances as of June 30, 2023	$254,971	$47,149	$302,120
(a) Amount represents goodwill recognized in connection with acquisitions within the U.S. Pawn segment that were immaterial, individually and in the aggregate, and we have therefore omitted certain disclosures.

NOTE 3: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023

Basic earnings per common share:
Net income - basic	$17,950	$18,222	$67,899	$28,210
Weighted shares outstanding - basic	54,898	55,367	55,022	55,776
Basic earnings per common share	$0.33	$0.33	$1.23	$0.51

Diluted earnings per common share:
Net income - basic	$17,950	$18,222	$67,899	$28,210
Add: Convertible Notes interest expense, net of tax*	2,427	2,644	7,501	1,885
Net income - diluted	$20,377	$20,866	$75,400	$30,095
Weighted shares outstanding - basic	54,898	55,367	55,022	55,776
Equity-based compensation awards - effect of dilution**	1,056	1,041	1,129	1,058
Convertible Notes - effect of dilution***	27,054	30,417	28,158	22,725
Weighted shares outstanding - diluted	83,008	86,825	84,309	79,559
Diluted earnings per common share	$0.25	$0.24	$0.89	$0.38

Potential common shares excluded from the calculation of diluted earnings per common share above:
Convertible Notes***	—	—	—	6,323
Restricted stock****	1,917	1,705	1,913	1,728
Total	1,917	1,705	1,913	8,051

*    Effective January 1, 2024, we are required to combination settle the 2024 Convertible Notes. As such, no interest expense is included in the diluted earnings per share computation for the three months ended June 30, 2024 and only the first quarter of 2024 interest expense is included for the nine months ended June 30, 2024. The nine months ended June 30,2023 includes $5.4 million gain on the partial extinguishment of debt, associated with the 2025 Convertible Notes, which was recorded to “Interest expense” in the Company’s condensed consolidated statement of operations. See Note 7: Debt for additional information.
**    Includes time-based share-based awards and performance based awards for which targets for fiscal year tranches have been achieved and vesting is subject only to achievement of service conditions.
***    As we are required to combination settle the 2024 Convertible Notes effective January 1, 2024, the 3.4 million principal shares are not included for the three months ended June 30, 2024 and only the weighted average shares of 1.2 million are included for the nine months ended June 30, 2024. Additionally, 75,854 and 25,192 potential common shares related to the accreted value of the 2024 Convertible Notes are included for the three and nine months ended June 30, 2024, respectively, as the average market rate was above the initial conversion price of $10.00 per share for the period ended June 30, 2024. See Note 7: Debt for conversion price, initial conversion rate and additional information on the 2024 Convertible Notes, 2025 Convertible Notes, and 2029 Convertible Notes.
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
The table below presents balances of our lease assets and liabilities and their balance sheet locations for both operating and financing leases:

(in thousands)	Balance Sheet Location	June 30, 2024	June 30, 2023	September 30, 2023
Lease assets:
Operating lease right-of-use assets	Right-of-use assets, net	$235,030	$243,100	$234,388
Financing lease assets	Other assets	1,832	2,076	2,178
Total lease assets		$236,862	$245,176	$236,566

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$58,905	$56,919	$57,182
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	596	472	530
Total current lease liabilities		$59,501	$57,391	$57,712

Non-current:
Operating lease liabilities	Operating lease liabilities	$188,996	$197,499	$193,187
Financing lease liabilities	Other long-term liabilities	1,352	1,645	1,715
Total non-current lease liabilities		$190,348	$199,144	$194,902
Total lease liabilities		$249,849	$256,535	$252,614
The table below provides major components of our lease costs:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023

Operating lease cost:
Operating lease cost *	$20,406	$18,701	$59,312	$54,219
Variable lease cost	4,318	4,188	13,176	12,068
Total operating lease cost	$24,724	$22,889	$72,488	$66,287

Financing lease cost:
Amortization of financing lease assets	$140	$106	$455	$180
Interest on financing lease liabilities	49	47	177	82
Total financing lease cost	$189	$153	$632	$262
Total lease cost	$24,913	$23,042	$73,120	$66,549

* Includes a reduction for sublease rental income of $0.7 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively, and $2.4 million and $2.8 million for the nine months ended June 30, 2024 and 2023, respectively.
Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in “Store expenses” and “General and administrative” under operating expenses, based on the underlying lease use. Cash paid for operating leases was $15.9 million and $19.5 million for the three months ended June 30, 2024 and 2023, respectively, and $60.5 million and $56.9 million for the nine months ended June 30, 2024 and 2023, respectively. Cash paid for principal and interest on finance leases was $0.1 million and $0.1 million, respectively, for the three months ended June 30, 2024 and $0.4 million and $0.2 million for the nine months ended June 30, 2024 respectively. There was no cash paid for principal or interest on finance leases during the three and nine months ended June 30, 2023.

The weighted-average term and discount rates for leases are as follows:

	Nine Months Ended June 30,
	2024	2023

Weighted-average remaining lease term (years):
Operating leases	4.88	5.11
Financing leases	3.01	3.88

Weighted-average discount rate:
Operating leases	8.33%	8.52%
Financing leases	11.14%	11.14%

As of June 30, 2024, maturities of lease liabilities under ASC 842 by fiscal year were as follows:

(in thousands)	Operating Leases	Financing Leases
Remaining 2024	$19,113	$196
Fiscal 2025	75,596	783
Fiscal 2026	64,879	783
Fiscal 2027	50,391	500
Fiscal 2028	35,301	36
Thereafter	56,958	—
Total lease liabilities	$302,238	$2,298
Less: portion representing imputed interest	54,337	350
Total net lease liabilities	$247,901	$1,948
Less: current portion	58,905	596
Total long term net lease liabilities	$188,996	$1,352
We recorded $46.1 million and $55.2 million in non-cash additions to our operating right-of-use assets and lease liabilities for the nine months ended June 30, 2024 and 2023, respectively. We recorded $0.3 million and $2.1 million in non-cash finance lease additions for the nine months ended June 30, 2024 and 2023, respectively.

NOTE 5: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of June 30, 2024, we owned 273,939,157 shares, or approximately 43.7%, of Cash Converters. We acquired our original investment (representing approximately 30% of the outstanding shares) in November 2009 and have increased our ownership through the acquisition of additional shares periodically since that time.
We received cash dividends from Cash Converters of $3.5 million and $3.6 million during the nine months ended June 30, 2024 and 2023, respectively.
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
During the three and nine months ended June 30, 2024, we recorded our share of income of $1.4 million and $4.3 million, respectively, from Cash Converters. During the three and nine months ended June 30, 2023, we recorded our share of income of $1.5 million and a $29.4 million loss on our share of losses from Cash Converters, respectively, included in “Equity in net (income) loss of unconsolidated affiliates” in the condensed consolidated statements of operations. For the nine months ended June 30, 2023, the $29.4 million loss includes $32.4 million of our share of their non-cash goodwill impairment charge.
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
We have an interest in Founders, a variable interest entity, but because the Company is not the primary beneficiary, we do not consolidate Founders. Further, as we are not the appointed manager, we do not have the ability to direct the activities of the investment entity that most significantly impact its economic performance. Consequently, our preferred equity investment in Founders is accounted for utilizing the measurement alternative within ASC 321, Investments — Equity Securities. As of June 30, 2024, our $45.0 million carrying value of the preferred equity investment and $15.0 million Demand Promissory Note are included in “Other investments” and “Prepaid expenses and other current assets” in our condensed consolidated balance sheets, respectively. As of June 30, 2024, our maximum exposure for losses related to our investment in Founders was our $45.0 million preferred equity investment and $15.0 million Demand Promissory Note plus accrued and unpaid interest.
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

	Carrying Value	Estimated Fair Value
	June 30, 2024	June 30, 2024	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$16,186	$16,186	$—	$—	$16,186
Investments in unconsolidated affiliates	12,297	40,762	39,912	—	850
Financial liabilities:
2024 Convertible Notes	$34,386	$34,690	$—	$34,690	$—
2025 Convertible Notes	102,940	99,238	—	99,238	—
2029 Convertible Notes	223,998	262,564	—	262,564	—

	Carrying Value	Estimated Fair Value
	June 30, 2023	June 30, 2023	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable due April 2024	$1,242	$1,242	$—	$—	$1,242
Promissory note receivable from Founders	16,050	16,050	—	—	16,050
Investments in unconsolidated affiliates	10,247	41,367	41,367	—	—
Financial liabilities:
2024 Convertible Notes	$34,223	$36,126	$—	$36,126	$—
2025 Convertible Notes	102,433	94,586	—	94,586	—
2029 Convertible Notes	223,030	228,294	—	228,294	—

	Carrying Value	Estimated Fair Value
	September 30, 2023	September 30, 2023	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable due April 2024	$1,251	$1,251	$—	$—	$1,251
Promissory note receivable from Founders	16,500	16,500	—	—	16,500
Investments in unconsolidated affiliates	10,987	35,998	35,998	—	—
Financial liabilities:
2024 Convertible Notes	$34,265	$35,765	$—	$35,765	$—
2025 Convertible Notes	102,563	96,137	—	96,137	—
2029 Convertible Notes	223,284	224,112	—	224,112	—

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
The Company remeasured its acquisition-related contingent obligation associated with the acquisition in June 2021 of PLO del Bajio S. de R.S. de C.V., which owned stores operating under the name “Cash Apoyo Efectivo,” at the end of each reporting period. This remeasurement resulted in a $2.6 million and $5.1 million reduction of the obligation with an offset recorded to “Other” as an operating item in our condensed consolidated statement of operations during the three and nine months ended June 30, 2023, respectively. There is no remaining obligation in our Consolidated Balance Sheet as of June 30, 2023. The key assumptions used to determine the fair value of acquisition-related contingent consideration are estimated by management, not observable in the market and, therefore, considered Level 3 inputs within the fair value hierarchy.
In March 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The interest rate on the note was 2.89% per annum and was secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest was received in April 2024.
In December 2022, we loaned $15.0 million to Founders in exchange for a Demand Promissory Note secured by the common interest in Founders held by the other member. As of June 30, 2024, the interest rate on the note was 15.00% per annum, and all principal and accrued interest is due on demand. Based primarily on the short-term nature of the note, we estimate that its carrying value approximates fair value as of June 30, 2024.
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

NOTE 7: DEBT
The following table presents the Company's debt instruments outstanding:

	June 30, 2024			June 30, 2023			September 30, 2023
(in thousands)	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount

2029 Convertible Notes	$230,000	$(6,002)	$223,998	$230,000	$(6,970)	$223,030	$230,000	$(6,716)	$223,284
2025 Convertible Notes	103,373	(433)	102,940	103,373	(940)	102,433	103,373	(810)	102,563
2024 Convertible Notes	34,389	(3)	34,386	34,389	(166)	34,223	34,389	(124)	34,265
Total	$367,762	$(6,438)	$361,324	$367,762	$(8,076)	$359,686	$367,762	$(7,650)	$360,112
Less current portion	137,762	(436)	137,326	—	—	—	34,389	(124)	34,265
Total long-term debt	$230,000	$(6,002)	$223,998	$367,762	$(8,076)	$359,686	$333,373	$(7,526)	$325,847

The following table presents the Company’s contractual maturities related to the debt instruments as of June 30, 2024:

	Schedule of Contractual Maturities
(in thousands)	2029 Convertible Notes	2025 Convertible Notes	2024 Convertible Notes	Total

Remaining 2024	$—	$—	$34,389	$34,389
Fiscal 2025	—	103,373	—	103,373
Fiscal 2026	—	—	—	—
Fiscal 2027	—	—	—	—
Fiscal 2028	—	—	—	—
Thereafter	230,000	—	—	230,000
Total long-term debt	$230,000	$103,373	$34,389	$367,762

The following table presents the Company’s interest expense related to the Convertible Notes for the three and nine months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2024	2023	2024	2023

2029 Convertible Notes:
Contractual interest expense	$2,156	$2,157	$6,469	$4,744
Amortization of deferred financing costs	242	239	714	488
Total interest expense	$2,398	$2,396	$7,183	$5,232

2025 Convertible Notes:
Contractual interest expense	$613	$614	$1,841	$2,170
Amortization of deferred financing costs	123	121	377	429
Gain on extinguishment	—	—	—	(5,389)
Total interest expense	$736	$735	$2,218	$(2,790)

2024 Convertible Notes:
Contractual interest expense	$248	$247	$742	$1,370
Amortization of deferred financing costs	40	39	121	218
Loss on extinguishment	—	—	—	8,935
Total interest expense	$288	$286	$863	$10,523
3.750% Convertible Senior Notes Due 2029
In December 2022, we issued $230.0 million aggregate principal amount of 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”), for which $230.0 million remains outstanding as of June 30, 2024. The 2029 Convertible Notes were issued pursuant to an indenture dated December 12, 2022 (the “2022 Indenture”) by and between the Company and Truist Bank, as trustee. The 2029 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2029 Convertible Notes pay interest semi-annually in arrears at a rate of 3.750% per annum on June 15 and December 15 of each year, commencing June 15, 2023, and mature on December 15, 2029 (the “2029 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2029 Convertible Notes will be entitled to receive cash equal to the principal of the 2029 Convertible Notes plus accrued interest.
The effective interest rate for the three and nine months ended June 30, 2024 was approximately 4.28%. As of June 30, 2024, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2029 Maturity Date assuming no early conversion.
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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of June 30, 2024. As of June 30, 2024, the if-converted value of the 2029 Convertible Notes did not exceed the principal amount.
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
2.375% 2025 Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”), for which $103.4 million remains outstanding as of June 30, 2024. The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the “2018 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2018 Indenture. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the “2025 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date.
The effective interest rate for the three and nine months ended June 30, 2024 was approximately 2.88% for the 2025 Convertible Notes. As of June 30, 2024, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2025 Maturity Date assuming no early conversion.
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
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of June 30, 2024. As of June 30, 2024, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount.

2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”), of which $34.4 million remains outstanding as of June 30, 2024. The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the “2017 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2017 Indenture. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes pay interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and mature on July 1, 2024 (the “2024 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2024 Convertible Notes will be entitled to receive cash equal to the principal of the 2024 Convertible Notes plus accrued interest.
The effective interest rate for the three and nine months ended June 30, 2024 was approximately 3.35%. As of June 30, 2024, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2024 Maturity Date assuming no early conversion.
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
As of June 30, 2024, based on the terms of the 2017 Indenture, the if-converted value of the 2024 Convertible Notes exceeded the principal amount by $0.8 million, or approximately 77,000 Class A common shares.
Prior to the 2024 Maturity Date, certain holders of the 2024 Convertible Notes elected to convert their 2024 Convertible Notes, resulting in combination settlement on the 2024 Maturity Date. On July 1, 2024, the $34.4 million aggregate principal amount outstanding plus accrued interest was repaid using cash on hand and 77,328 Class A Common Stock shares, equal to the accreted value, were issued as part of the 2024 Convertible Notes conversion.
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
The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. As of June 30, 2024, we had repurchased and retired 2,572,794 shares of our Class A Common Stock for $23.0 million under the Common Stock Repurchase Program, of which 285,392 and 945,749 shares were repurchased and retired for $3.0 million and $9.0 million during the three and nine months ended June 30, 2024, respectively. During the three and nine months ended June 30, 2023, 346,310 and 1,037,703 shares were repurchased and retired for $3.0 million and $9.0 million, respectively, under the Common Stock Repurchase Program. The repurchase amount is allocated between “Additional paid-in capital” and “Retained earnings” in our condensed consolidated balance sheets.
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
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2023	2,555,899	$6.80
Granted (a)	1,442,461	7.59
Released (b)	(1,225,328)	5.25
Cancelled	(63,211)	7.32
Outstanding as of June 30, 2024	2,709,821	$7.91
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

	Three Months Ended June 30, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$107,849	$50,291	$—	$158,140	$—	$158,140
Jewelry scrapping sales	13,757	1,638	—	15,395	—	15,395
Pawn service charges	77,416	30,414	—	107,830	—	107,830
Other revenues	28	28	—	56	—	56
Total revenues	199,050	82,371	—	281,421	—	281,421
Merchandise cost of goods sold	67,229	33,982	—	101,211	—	101,211
Jewelry scrapping cost of goods sold	11,887	1,596	—	13,483	—	13,483
Gross profit	119,934	46,793	—	166,727	—	166,727
Segment and corporate expenses (income):
Store expenses	81,441	34,894	—	116,335	—	116,335
General and administrative	—	—	—	—	20,060	20,060
Depreciation and amortization	2,408	2,090	—	4,498	3,660	8,158
(Gain) loss on sale or disposal of assets and other	(2)	22	—	20	—	20
Interest expense	—	—	—	—	3,539	3,539
Interest income	—	(370)	(605)	(975)	(1,956)	(2,931)
Equity in net (income) loss of unconsolidated affiliates	—	—	(1,406)	(1,406)	143	(1,263)
Other (income) expense	—	(184)	12	(172)	(19)	(191)
Segment contribution	$36,087	$10,341	$1,999	$48,427
Income (loss) before income taxes				$48,427	$(25,427)	$23,000

	Three Months Ended June 30, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$102,177	$45,803	$—	$147,980	$—	$147,980
Jewelry scrapping sales	13,098	833	—	13,931	—	13,931
Pawn service charges	68,790	25,029	—	93,819	—	93,819
Other revenues	27	40	15	82	—	82
Total revenues	184,092	71,705	15	255,812	—	255,812
Merchandise cost of goods sold	62,799	32,270	—	95,069	—	95,069
Jewelry scrapping cost of goods sold	11,101	857	—	11,958	—	11,958
Gross profit	110,192	38,578	15	148,785	—	148,785
Segment and corporate expenses (income):
Store expenses	75,389	29,543	—	104,932	—	104,932
General and administrative	—	—	—	—	17,876	17,876
Depreciation and amortization	2,505	2,303	—	4,808	3,218	8,026
Gain on sale or disposal of assets	—	(29)	—	(29)	—	(29)
Other income	—	(2,632)	—	(2,632)	—	(2,632)
Interest expense	—	—	—	—	3,414	3,414
Interest income	(1)	(256)	—	(257)	(2,327)	(2,584)
Equity in net income of unconsolidated affiliates	—	—	(1,523)	(1,523)	—	(1,523)
Other (income) expense	—	(65)	10	(55)	50	(5)
Segment contribution	$32,299	$9,714	$1,528	$43,541
Income (loss) before income taxes				$43,541	$(22,231)	$21,310

	Nine Months Ended June 30, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$348,211	$154,019	$—	$502,230	$—	$502,230
Jewelry scrapping sales	39,258	3,933	—	43,191	—	43,191
Pawn service charges	236,499	84,943	—	321,442	—	321,442
Other revenues	94	59	35	188	—	188
Total revenues	624,062	242,954	35	867,051	—	867,051
Merchandise cost of goods sold	218,736	103,944	—	322,680	—	322,680
Jewelry scrapping cost of goods sold	33,965	3,514	—	37,479	—	37,479
Gross profit	371,361	135,496	35	506,892	—	506,892
Segment and corporate expenses (income):
Store expenses	239,536	101,936	—	341,472	—	341,472
General and administrative	—	—	—	—	54,869	54,869
Depreciation and amortization	7,548	6,821	—	14,369	10,573	24,942
(Gain) loss on sale or disposal of assets and other	(6)	(240)	—	(246)	97	(149)
Other income	—	—	—	—	(765)	(765)
Interest expense	—	—	—	—	10,381	10,381
Interest income	—	(1,398)	(1,811)	(3,209)	(5,243)	(8,452)
Equity in net (income) loss of unconsolidated affiliates	—	—	(4,278)	(4,278)	143	(4,135)
Other (income) expense	—	(231)	27	(204)	(423)	(627)
Segment contribution	$124,283	$28,608	$6,097	$158,988
Income (loss) before income taxes				$158,988	$(69,632)	$89,356

	Nine Months Ended June 30, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$329,231	$135,043	$—	$464,274	$—	$464,274
Jewelry scrapping sales	30,088	4,552	—	34,640	—	34,640
Pawn service charges	208,045	71,397	—	279,442	—	279,442
Other revenues	84	75	47	206	—	206
Total revenues	567,448	211,067	47	778,562	—	778,562
Merchandise cost of goods sold	203,698	93,587	—	297,285	—	297,285
Jewelry scrapping cost of goods sold	25,867	4,946	—	30,813	—	30,813
Gross profit	337,883	112,534	47	450,464	—	450,464
Segment and corporate expenses (income):
Store expenses	220,639	86,365	—	307,004	—	307,004
General and administrative	—	(3)	—	(3)	48,964	48,961
Depreciation and amortization	7,820	6,850	—	14,670	9,307	23,977
Loss (gain) on sale or disposal of assets	84	(56)	—	28	—	28
Other income	—	(5,097)	—	(5,097)	—	(5,097)
Interest expense	—	—	—	—	12,994	12,994
Interest income	(2)	(723)	—	(725)	(4,421)	(5,146)
Equity in net loss of unconsolidated affiliates	—	—	29,394	29,394	—	29,394
Other (income) expense	—	(41)	20	(21)	(138)	(159)
Segment contribution (loss)	$109,342	$25,239	$(29,367)	$105,214
Income (loss) before income taxes				$105,214	$(66,706)	$38,508

The following table presents separately identified segment assets:

(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments (a)	Corporate Items	Total

As of June 30, 2024
Pawn loans	$199,277	$62,443	$—	$—	$261,720
Pawn service charges receivable, net	35,489	5,149	—	—	40,638
Inventory, net	121,941	49,996	—	—	171,937
Total assets	1,030,571	317,888	78,136	83,568	1,510,163

As of June 30, 2023
Pawn loans	$178,877	$50,502	$—	$—	$229,379
Pawn service charges receivable, net	30,668	4,291	—	—	34,959
Inventory, net	114,910	40,034	—	—	154,944
Total assets	943,438	312,156	66,032	136,052	1,457,678

As of September 30, 2023
Pawn loans	$190,624	$55,142	$—	$—	$245,766
Pawn service charges receivable, net	34,318	4,567	—	—	38,885
Inventory, net	128,901	37,576	—	—	166,477
Total assets	984,539	313,164	63,707	106,301	1,467,711
(a) Segment assets as of September 30, 2023 have been recast to conform to current year presentation as CCV no longer meets the 10 percent threshold to be considered its own segment.

NOTE 11: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	June 30, 2024	June 30, 2023	September 30, 2023

Gross pawn service charges receivable	$53,532	$47,071	$50,881
Allowance for uncollectible pawn service charges receivable	(12,894)	(12,112)	(11,996)
Pawn service charges receivable, net	$40,638	$34,959	$38,885

Gross inventory	$175,187	$157,590	$169,138
Inventory reserves	(3,250)	(2,646)	(2,661)
Inventory, net	$171,937	$154,944	$166,477

Prepaid expenses and other	$4,753	$6,081	$4,106
Accounts receivable, notes receivable and other	30,845	29,860	30,548
Income taxes prepaid and receivable	4,793	8,984	4,969
Prepaid expenses and other current assets	$40,391	$44,925	$39,623

Property and equipment, gross	$278,231	$335,296	$345,461
Accumulated depreciation	(218,305)	(273,447)	(277,365)
Property and equipment, net	$59,926	$61,849	$68,096

Accounts payable	$14,910	$19,220	$23,022
Accrued payroll	16,551	13,668	11,472
Incentive accrual	14,508	13,564	18,544
Other payroll related expenses	2,951	6,059	5,262
Accrued sales and VAT taxes	4,106	6,663	5,565
Accrued income taxes payable	2,115	2,646	2,628
Other current liabilities	14,601	12,638	15,112
Accounts payable, accrued expenses and other current liabilities	$69,742	$74,458	$81,605

The following table provides supplemental disclosure of condensed consolidated statements of cash flows information:

	Nine Months Ended June 30,
(in thousands)	2024	2023

Supplemental disclosure of cash flow information
Cash and cash equivalents at beginning of period	$220,595	$206,028
Restricted cash at beginning of period	8,373	8,341
Total cash and cash equivalents and restricted cash at beginning of period	$228,968	$214,369

Cash and cash equivalents at end of period	$218,038	$237,974
Restricted cash at end of period	9,204	8,549
Total cash and cash equivalents and restricted cash at end of period	$227,242	$246,523

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$276,101	$238,899
Transfer of equity consideration for acquisition	—	99
Acquisition earn-out contingency	—	2,000
Accrued acquisition consideration	741	1,220

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
Seasonality and Quarterly Results
In the United States, PSC is historically highest in our fourth fiscal quarter (July through September) due to a higher average loan balance during the summer lending season. PSC is historically lowest in our third fiscal quarter (April through June) following the tax refund season and merchandise sales are highest in our first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the availability of tax refunds. In Latin America, most of our customers receive additional compensation from their employers in December, and many receive additional compensation in June or July, applying downward pressure on loan balances and fueling some merchandise sales in those periods. In Mexico, we saw similar downward pressure in loan balances during the third quarter of fiscal 2023 due to a change in law related to company profit sharing payments to employees. We anticipated this change would impact pawn loan redemptions annually in May and June; however, in 2024, the demand for pawn loans in Mexico exceeded any downward pressure related to profit sharing payments. As a net effect of these and other factors and excluding discrete charges, our consolidated income before tax is generally highest in our first fiscal quarter (October through December) and lowest in our third fiscal quarter (April through June).
Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit (“Merchandise sales GP”) and jewelry scrapping gross profit (“Jewelry Scrapping GP”) for the three and nine months ended June 30, 2024 and 2023:

The following chart presents sources of gross profit by geographic disbursement for the three and nine months ended June 30, 2024 and 2023:
Results of Operations
Non-GAAP Constant Currency and Same-Store Financial Information
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide certain other non-GAAP financial information on a constant currency basis (“constant currency”) and “same-store” basis. We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos, Guatemalan quetzales and other Latin American currencies. We analyze results on a same-store basis (which is defined as stores open during the entirety of the comparable periods) to better understand existing store performance without the influence of increases or decreases resulting solely from changes in store count. We believe presentation of constant currency and same-store results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a better understanding and evaluation of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not rather than or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. In addition, we have an equity method investment that is denominated in Australian dollars and is translated into U.S. dollars. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and nine months ended June 30, 2024 and 2023 were as follows:

	June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2024	2023	2024	2023	2024	2023

Mexican peso	18.3	17.1	17.2	17.7	17.3	18.7
Guatemalan quetzal	7.6	7.7	7.6	7.6	7.6	7.6
Honduran lempira	24.3	24.4	24.3	24.3	24.3	24.3
Australian dollar	1.5	1.5	1.5	1.5	1.5	1.5

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
Store Count by Segment

	Three Months Ended June 30, 2024
	U.S. Pawn	Latin America Pawn	Consolidated

As of March 31, 2024	535	711	1,246
New locations opened	1	6	7
Locations acquired	5	—	5
As of June 30, 2024	541	717	1,258

	Three Months Ended June 30, 2023
	U.S. Pawn	Latin America Pawn	Consolidated

As of March 31, 2023	527	672	1,199
New locations opened	1	12	13
As of June 30, 2023	528	684	1,212

	Nine Months Ended June 30, 2024
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2023	529	702	1,231
New locations opened	1	20	21
Locations acquired	12	—	12
Locations combined or closed	(1)	(5)	(6)
As of June 30, 2024	541	717	1,258

	Nine Months Ended June 30, 2023
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2022	515	660	1,175
New locations opened	3	25	28
Locations acquired	10	—	10
Locations combined or closed	—	(1)	(1)
As of June 30, 2023	528	684	1,212

Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023

These tables, as well as the discussion that follows, should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended June 30,		Change
(in thousands)	2024	2023

Gross profit:
Pawn service charges	$77,416	$68,790	13%

Merchandise sales	107,849	102,177	6%
Merchandise sales gross profit	40,620	39,378	3%
Gross margin on merchandise sales	38%	39%	(100)bps

Jewelry scrapping sales	13,757	13,098	5%
Jewelry scrapping sales gross profit	1,870	1,997	(6)%
Gross margin on jewelry scrapping sales	14%	15%	(100)bps

Other revenues	28	27	4%
Gross profit	119,934	110,192	9%

Segment operating expenses:
Store expenses	81,441	75,389	8%
Depreciation and amortization	2,408	2,505	(4)%
Gain on sale or disposal of assets and other	(2)	—	*
Segment operating contribution	$36,087	$32,298	12%

Other segment income	—	(1)	(100)%
Segment contribution	$36,087	$32,299	12%

Other data:
Net earning assets (a)	$321,218	$293,787	9%
Inventory turnover	2.6	2.6	—%
Average monthly ending pawn loan balance per store (b)	$352	$325	8%
Monthly average yield on pawn loans outstanding	14%	14%	—bps
General merchandise as a % of PLO	34%	35%	(100)bps
Jewelry as a % of PLO	66%	65%	100bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

PLO ended the quarter at $199.3 million, up 11% or 10% on a same-store basis.
Total revenues was up 8% and gross profit was up 9%, reflecting increased PSC and higher merchandise sales.
PSC increased 13% as a result of higher average PLO.
Merchandise sales increased 6%, and gross margin decreased to 38% from 39%. Aged general merchandise, which is inventory over one year old, increased to 5.0% to $2.0 million of total general merchandise inventory. Excluding luxury handbags in our three Max Pawn stores in Las Vegas, aged general merchandise remains under 1%.
Net inventory increased 6%, as expected with the growth in PLO. Inventory turnover remained flat at 2.6x.
Store expenses increased 8% and 6% on a same-store basis, primarily due to increased labor in-line with store activity and to a lesser extent, expenses related to our loyalty program.

Segment contribution increased 12% to $36.1 million, due to the changes noted above.
During the quarter, store count increased by six, due to the acquisition of five stores and opening of one de novo store.
Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Constant Currency and Same-Store Financial Information.”

	Three Months Ended June 30,
(in thousands)	2024 (GAAP)	2023 (GAAP)	Change (GAAP)	2024 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$30,414	$25,029	22%	$29,822	19%

Merchandise sales	50,291	45,803	10%	49,263	8%
Merchandise sales gross profit	16,309	13,533	21%	15,954	18%
Gross margin on merchandise sales	32%	30%	200bps	32%	200bps

Jewelry scrapping sales	1,638	833	97%	1,600	92%
Jewelry scrapping sales gross profit	42	(24)	275%	43	279%
Gross margin on jewelry scrapping sales	3%	(3)%	600bps	3%	600bps

Other revenues, net	28	40	(30)%	26	(35)%
Gross profit	46,793	38,578	21%	45,845	19%

Segment operating expenses:
Store expenses	34,894	29,543	18%	34,110	15%
Depreciation and amortization	2,090	2,303	(9)%	2,044	(11)%
Other income	—	(2,632)	(100)%	—	(100)%
Loss (gain) on sale or disposal of assets and other	22	(29)	(176)%	21	(172)%
Segment operating contribution	9,787	9,393	4%	9,670	3%

Other segment income	(554)	(321)	73%	(505)	57%
Segment contribution	$10,341	$9,714	6%	$10,175	5%

Other data:
Net earning assets (a)	$112,439	$90,536	24%	$118,080	30%
Inventory turnover	3.0	3.4	(12)%	3.0	(12)%
Average monthly ending pawn loan balance per store (b)	$90	$74	22%	$89	20%
Monthly average yield on pawn loans outstanding	16%	17%	(100)bps	16%	(100)bps
General merchandise as a % of PLO	65%	70%	(500)bps	65%	(500)bps
Jewelry as a % of PLO	35%	30%	500bps	35%	500bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2024 Change (GAAP)	2024 Change (Constant Currency)
Same-Store data:
PLO	20%	26%
PSC	19%	17%
Merchandise Sales	6%	4%
Merchandise Sales Gross Profit	18%	15%
Store Expenses	14%	12%
PLO improved to $62.4 million, up 24% (30% on constant currency basis). On a same-store basis, PLO increased 20% (26% on a constant currency basis) due to improved operational performance and increased loan demand.
Total revenues was up 15% (13% on constant currency basis), and gross profit increased 21% (19% on a constant currency basis), reflecting increased PSC, higher merchandise sales and improved merchandise sales gross profit.
PSC increased 22% (19% on a constant currency basis) as a result of higher average PLO.
Merchandise sales gross margin increased to 32% from 30%. Aged general merchandise was less than 1% of total merchandise inventory.
Net inventory increased 25% (32% on a constant currency basis). Inventory turnover decreased to 3.0x, from 3.4x.
Store expenses increased 18% (15% on a constant currency basis) and 14% (12% on a constant currency basis) on a same-store basis, primarily due to increased labor, in line with store activity and to a lesser extent, rent.
Segment contribution increased 6% (5% on a constant currency basis) to $10.3 million, due to the changes noted above, in addition to the impact of the prior year reversal of contingent consideration liability in connection with a previously completed acquisition, which was recorded to “Other income.”
During the quarter, store count increased by six de novo stores.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Three Months Ended June 30,		Change
(in thousands)	2024	2023

Gross profit:
Consumer loan fees, interest and other	$—	$15	(100)%
Gross profit	—	15	(100)%

Segment operating expenses:
Interest income	(605)	—	*
Equity in net income of unconsolidated affiliates	(1,406)	(1,523)	(8)%
Segment operating contribution	2,011	1,538	31%

Other segment loss	12	10	20%
Segment contribution	$1,999	$1,528	31%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution was $2.0 million, an increase of $0.5 million primarily due to our interest income from our notes receivable investment in Founders offset by the decrease in our share of equity in income of Cash Converters.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended June 30,		Percentage Change
(in thousands)	2024	2023

Segment contribution	$48,427	$43,541	11%
Corporate expenses (income):
General and administrative	20,060	17,876	12%
Depreciation and amortization	3,660	3,218	14%
Interest expense	3,539	3,414	4%
Interest income	(1,956)	(2,327)	(16)%
Equity in net loss of unconsolidated affiliates	143	—	*
Other (income) expense	(19)	50	138%
Income before income taxes	23,000	21,310	8%
Income tax expense	5,050	3,088	64%
Net income	$17,950	$18,222	(1)%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution increased $4.9 million or 11% over the prior year quarter, primarily due to improved operating results of the U.S. Pawn and Latin America Pawn segments above.
General and administrative expense increased $2.2 million or 12%, primarily due to labor, incentive compensation and, to a lesser extent, costs related to the implementation and ongoing support of Workday.
Income tax expense increased $2.0 million primarily due to an increase in the effective tax rate this quarter compared to the prior year. In the prior year there was a benefit to the effective tax rate due to the reversal of contingent consideration liability in connection with a previously completed acquisition.
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

Nine Months Ended June 30, 2024 vs. Nine Months Ended June 30, 2023
The tables below and discussion that follows should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Nine Months Ended June 30,		Change
(in thousands)	2024	2023

Gross profit:
Pawn service charges	$236,499	$208,045	14%

Merchandise sales	348,211	329,231	6%
Merchandise sales gross profit	129,475	125,533	3%
Gross margin on merchandise sales	37%	38%	(100)bps

Jewelry scrapping sales	39,258	30,088	30%
Jewelry scrapping sales gross profit	5,293	4,221	25%
Gross margin on jewelry scrapping sales	13%	14%	(100)bps

Other revenues	94	84	12%
Gross profit	371,361	337,883	10%

Segment operating expenses:
Store expenses	239,536	220,639	9%
Depreciation and amortization	7,548	7,820	(3)%
(Gain) loss on sale or disposal of assets and other	(6)	84	107%
Segment operating contribution	124,283	109,340	14%

Other segment income	—	(2)	(100)%
Segment contribution	$124,283	$109,342	14%

Other data:
Average monthly ending pawn loan balance per store (a)	$352	$317	11%
Monthly average yield on pawn loans outstanding	14%	14%	—bps

(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
During the nine months ended June 30, 2024, net store count increased by 12 due to the acquisition of 12 stores, opening of one de novo store, and the consolidation of one store.
Pawn service charges increased 14% as a result of higher average PLO.
Merchandise sales increased 6%, and merchandise sale gross profit increased 3%, reflecting a 100bps decrease in gross margin.
Store expenses increased 9%, primarily due to increased labor in-line with store activity and to a lesser extent, expenses related to our loyalty program.
Segment contribution increased $14.9 million, or 14%, primarily due to the changes described above.

Latin America Pawn
The following table presents selected summary financial data our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Constant Currency and Same-Store Financial Information” above.

	Nine Months Ended June 30,
(in thousands)	2024 (GAAP)	2023 (GAAP)	Change (GAAP)	2024 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$84,943	$71,397	19%	$80,401	13%

Merchandise sales	154,019	135,043	14%	144,538	7%
Merchandise sales gross profit	50,075	41,456	21%	46,938	13%
Gross margin on merchandise sales	33%	31%	200bps	32%	100bps

Jewelry scrapping sales	3,933	4,552	(14)%	3,742	(18)%
Jewelry scrapping sales gross profit	419	(394)	206%	385	(198)%
Gross margin on jewelry scrapping sales	11%	(9)%	*	10%	*
Other revenues, net	59	75	(21)%	55	(27)%
Gross profit	135,496	112,534	20%	127,779	14%

Segment operating expenses:
Store expenses	101,936	86,365	18%	95,812	11%
Depreciation and amortization	6,821	6,850	—%	6,385	(7)%
Other income	—	(5,097)	(100)%	—	(100)%
Gain on sale or disposal of assets and other	(240)	(56)	329%	(234)	318%
Segment operating contribution	26,979	24,472	10%	25,816	5%

Other segment income	(1,629)	(767)	112%	(1,653)	116%
Segment contribution	$28,608	$25,239	13%	$27,469	9%

Other data:
Average monthly ending pawn loan balance per store (a)	$83	$72	15%	$79	10%
Monthly average yield on pawn loans outstanding	16%	17%	(100)bps	16%	(100)bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2024 Change (GAAP)	2024 Change (Constant Currency)
Same-Store data:
PLO	20%	26%
PSC	17%	11%
Merchandise Sales	11%	4%
Merchandise Sales Gross Profit	19%	11%
Store Expenses	14%	7%
During the nine months ended June 30, 2024, net store count increased by 15 due to the opening of twenty de novo stores and the consolidation of five stores.
PSC increased 19% to $84.9 million (13% to $80.4 million on a constant currency basis) as a result of higher average PLO.
Merchandise sales increased 14% (7% on a constant currency basis) and 11% on a same-store basis (4% on a constant currency basis). Merchandise sales gross margin increased 200 bps to 33% from 31%.

Store expenses increased by 18% (11% on a constant currency basis) and 14% (7% on a constant currency basis) on a same-store basis, primarily due to increased labor, in line with store activity and to a lesser extent, rent.
Segment contribution increased $3.4 million, or 13% ($2.2 million, or 9%, on a constant currency basis), due to the changes noted above, in addition to the impact of the prior year reversal of contingent consideration liability in connection with a previously completed acquisition, which was recorded to “Other income.”
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Nine Months Ended June 30,		Change
(in thousands)	2024	2023

Gross profit:
Consumer loan fees, interest and other	$35	$47	(26)%
Gross profit	35	47	(26)%

Segment operating expenses:
Interest income	(1,811)	—	*
Equity in net (income) loss of unconsolidated affiliates	(4,278)	29,394	115%
Segment operating contribution (loss)	6,124	(29,347)	121%

Other segment loss	27	20	35%
Segment contribution (loss)	$6,097	$(29,367)	121%

*	Represents a percentage computation that is not mathematically meaningful.

Segment income was $6.1 million, an increase of $35.5 million from the prior-year nine months ended June 30, 2023, primarily due to our share of the prior year net loss from Cash Converters related to their non-cash goodwill impairment charge.
Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Nine Months Ended June 30,		Percentage Change
(in thousands)	2024	2023

Segment contribution	$158,988	$105,214	51%
Corporate expenses (income):
General and administrative	54,869	48,964	12%
Depreciation and amortization	10,573	9,307	14%
Gain on sale or disposal of assets	97	—	*
Other income	(765)	—	*
Interest expense	10,381	12,994	(20)%
Interest income	(5,243)	(4,421)	19%
Equity in net loss of unconsolidated affiliates	143	—	*
Other income	(423)	(138)	207%
Income before income taxes	89,356	38,508	132%
Income tax expense	21,457	10,298	108%
Net income	$67,899	$28,210	141%

*	Represents a percentage computation that is not mathematically meaningful.

Segment contribution increased $53.8 million or 51% over the prior year nine months ended June 30, 2023, primarily due to our share of the net loss from Cash Converters related to their non-cash goodwill impairment charge during the prior year and the improved operating results of the segments above.

General and administrative expenses increased $5.9 million or 12%, primarily due to labor, incentive compensation and, to a lesser extent, costs related to the implementation and ongoing support of Workday.
Interest expense decreased $2.6 million, primarily due to the loss on extinguishment of debt in the prior year. In December 2022, the Company repurchased approximately $109.4 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 for approximately $62.9 million plus accrued interest and recorded a $3.5 million loss on extinguishment of debt.
Interest income increased $0.8 million, due primarily to our treasury management with increased market interest rates.
Income tax expense increased $11.2 million, primarily due to an increase in income before income taxes of $50.8 million for the nine months ended June 30, 2024 compared to the same prior year nine month period due to our share of the net loss from Cash Converters in the prior year quarter, the non-deductible loss on the convertible debt refinancing during the first quarter of 2023, and an increase in the effective tax rate this quarter compared to the prior year. In the prior year there was a benefit to the effective tax rate due to the reversal of contingent consideration liability in connection with a previously completed acquisition.
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
Liquidity and Capital Resources
Cash and Cash Equivalents
Our cash and equivalents balance was $218.0 million at June 30, 2024 compared to $220.6 million at September 30, 2023. At June 30, 2024, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Nine Months Ended June 30,		Percentage Change
(in thousands)	2024	2023

Net cash provided by operating activities	$70,264	$74,309	(5)%
Net cash used in investing activities	(59,234)	(70,547)	(16)%
Net cash (used in) provided by financing activities	(12,648)	26,972	(147)%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(108)	1,420	(108)%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(1,726)	$32,154	(105)%

The decrease in cash flows provided by operating activities year-over-year was primarily due to changes in working capital primarily related to the timing of payments of accounts payable and income taxes, offset by an increase in net income (when considering adjustments for non-cash items affecting net income).
The $11.3 million decrease in cash flows used in investing activities year-over-year was primarily due to a $29.6 million decrease in cash flows used to fund acquisitions, strategic investments and capital expenditures and a $21.2 million increase in cash inflows from the sale of forfeited collateral, offset by an increase of $43.0 million in net pawn lending outflows.
The $39.6 million decrease in cash flows provided by financing activities was primarily related to the December 2022 financing of the 2029 Convertible Notes, in which we issued $230.0 million principal amount of 3.750% Convertible Senior Notes Due 2029 offset by the extinguishment of approximately $109.4 million aggregate principal amount of our 2024 Convertible Notes for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of our 2025 Convertible Notes for approximately $62.9 million plus accrued interest. In addition, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase 578,703 shares of our Class A common stock from purchasers of the notes in privately negotiated transactions.
The net effect of these changes was an $1.7 million decrease in cash on hand during the current year to date period, resulting in a $227.2 million ending cash and restricted cash balance.

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
On May 3, 2022, our Board authorized the repurchase of up to $50 million of our Class A Common Stock over three years. As of June 30, 2024, we have repurchased 2,572,794 shares of our Class A Common Stock under the program for $23.0 million. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
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
On July 1, 2024, the 2024 Convertible Notes matured and the remaining $34.4 million aggregate principal amount outstanding plus accrued interest was repaid using cash on hand.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Our principal executive officer and principal financial officer have concluded that as of June 30, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2. Unregistered Sale of Equity Security and Use of Proceeds
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended June 30, 2024.

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
	(in thousands, except number of shares and average price information)
April 1, 2024 through April 30, 2024	90,451	$11.04	90,451	$29,010
May 1, 2024 through May 31, 2024	71,500	$10.18	71,500	$28,282
June 1, 2024 through June 30, 2024	123,441	$10.27	123,441	$27,013
Quarter ended June 30, 2024	285,392	$10.49	285,392	$27,013

(1)	On May 3, 2022, the Board of Directors approved a share repurchase program, under which we are authorized to repurchase up to $50 million of our Class A Non-Voting common shares over a three-year period. All repurchases under this program were in open market transactions at prevailing market prices and were executed pursuant to a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
ITEM 5. Other Information
Insider Trading Arrangements
On May 23, 2024, Keith Robertson, Chief Information Officer, entered into a prearranged trading plan to sell up to 89,830 shares of the Company’s Class A Non-Voting Common Stock between September 1, 2024 and December 31, 2024 pursuant to the terms of the plan. The plan is designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company’s policies regarding stock transactions.

Other than as described above, no Director or Executive Officer adopted, modified or terminated any contract, instruction, written plan or other trading arrangement relating to the purchase or sale of Company securities during the fiscal quarter ended June 30, 2024.
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

EZCORP, INC.

Date:	July 31, 2024	/s/ Timothy K. Jugmans
Timothy K. Jugmans, Chief Financial Officer