Form 10-K
period 2024-09-30
EZCORP INC
filed 2024-11-13
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2024 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $567 million, based on the closing price on the NASDAQ Stock Market on March 31, 2024.
As of November 6, 2024, 51,495,277 shares of the registrant’s Class A Non-Voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
FISCAL YEAR ENDED SEPTEMBER 30, 2024

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
Unless otherwise specified, references to the “Company,” “we,” “our,” “us” and “EZCORP” refer to EZCORP, Inc. and its consolidated subsidiaries, collectively. References to a “fiscal” year refer to our fiscal year ended September 30 of the specified year. For example, “fiscal 2024” refers to the fiscal year ended September 30, 2024. All currency amounts preceded with “$” are stated in U.S. dollars, except as otherwise indicated.
ITEM 1. BUSINESS
Purpose, Vision and Strategy
EZCORP, Inc. is a leading provider of pawn services in the United States (“U.S.”) and Latin America with 1,279 locations and more than 8,000 Team Members. We are a Delaware corporation headquartered in Austin, Texas.
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
•Environment, Social and Governance (“ESG”) — We prioritize developing the foundational elements of a comprehensive and integrated sustainability program.

Overview of Our Business
At September 30, 2024, we operated a total of 1,279 locations, consisting of:
•542 U.S. pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);
•565 Mexico pawn stores (operating primarily as Empeño Fácil and Cash Apoyo Efectivo); and
•172 pawn stores in Guatemala, El Salvador and Honduras (operating as GuatePrenda and MaxiEfectivo).
At our pawn stores, we advance cash against the value of collateralized tangible personal property and sell merchandise to customers looking for good value. The merchandise we sell primarily consists of pre-owned collateral forfeited from our pawn activities or merchandise purchased from customers. By store count, we are the second largest pawn store owner and operator in the U.S. and one of the largest in Latin America. We also offer web-based applications under the name EZ+ that allow customers to manage their pawn transactions, layaways and loyalty rewards online.
In addition to our core pawn business in the U.S. and Latin America, we have made the following strategic investments:
•We own 43.7% of Cash Converters International Limited (“Cash Converters”), a publicly traded company (ASX: CCV) headquartered in Perth, Western Australia. Cash Converters and its controlled companies comprise a diverse group generating revenues from franchising, store operations, personal finance (including pawn transactions) and vehicle finance in 669 stores across 17 countries.
•We own a preferred interest in Founders One, LLC (“Founders”) that has majority ownership in Simple Management Group, Inc. (“SMG”), which owns and operates 102 pawn stores in the U.S., Caribbean and Central America, with plans to build and acquire more stores in those regions.
We generate revenues primarily from pawn service charges (“PSC”) on pawn loans outstanding (“PLO”), merchandise sales and jewelry scrapping. We remain focused on optimizing our balance of PLO and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit (“Merchandise sales GP”) and jewelry scrapping gross profit (“Jewelry scrapping GP”) for fiscal 2024, fiscal 2023 and fiscal 2022:

The following charts present sources of gross profit by geography for fiscal 2024, fiscal 2023 and fiscal 2022:
Segment and Geographic Information
We conduct our business globally and manage our business by geography. Our business is organized into the following reportable segments:
•U.S. Pawn, which includes our EZPAWN, Value Pawn & Jewelry and other branded pawn operations in the United States;
•Latin America Pawn, which includes our Empeño Fácil, Cash Apoyo Efectivo and other branded pawn operations in Mexico, as well as our GuatePrenda and MaxiEfectivo pawn operations in Guatemala, El Salvador and Honduras (referred to as “GPMX”); and
•Other Investments, which primarily includes our equity interest in Cash Converters and our investment in and notes receivable from Founders.
The following table presents store data by segment:

	Company-owned Stores
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2021	516	632	1,148
New locations opened	—	28	28
Locations acquired	3	—	3
Locations combined or closed	(4)	—	(4)
As of September 30, 2022	515	660	1,175
New locations opened	3	44	47
Locations acquired	12	—	12
Locations combined or closed	(1)	(2)	(3)
As of September 30, 2023	529	702	1,231
New locations opened	1	40	41
Locations acquired	13	—	13
Locations combined or closed	(1)	(5)	(6)
As of September 30, 2024	542	737	1,279
For additional information about our segments and geographic areas, see Note 12: Segment Information of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

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
As of September 30, 2024, we had a closing PLO balance of $274.1 million. In fiscal 2024, PSC accounted for approximately 38% of our total revenues and 64% of our gross profit.
In the U.S., PSC rates generally vary between 12% and 25% per month as permitted by applicable law, and the pawn term generally ranges between 30 and 90 days. Individual pawn transactions typically average between $170 and $200.
In Mexico, PSC rates generally vary between 15% and 21% per month as permitted by applicable law, and the pawn primary term is 30 days. Individual pawn transactions typically average between 1,200 and 1,500 Mexican pesos, or approximately $65 to $85 on average using the average exchange rate for fiscal 2024.
In GPMX, PSC rates generally vary between 12% and 18% per month as permitted by applicable law, and the pawn primary term is 30 days. Individual pawn transactions are made in the local currency of the country and typically average between $120 and $140 using the average exchange rates for fiscal 2024. The average transaction amounts tend to be higher in the GPMX countries than in Mexico due to the higher concentration of jewelry used as pawn collateral.
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
Customers in the U.S. and the majority of our Latin America stores may purchase a product protection plan that allows them to exchange certain general merchandise (non-jewelry) sold through our retail pawn operations within six months of purchase. In the U.S., we also offer a jewelry VIP package, which guarantees customers a minimum future pawn advance amount on the item sold, allows them full credit if they trade in the item to purchase a more expensive piece of jewelry and provides minor repair service on the item sold. Customers may also purchase an item on layaway by paying a minimum layaway deposit of typically 10% of the item’s sale price, in addition to an upfront fee. We typically hold items on layaway for a 90-180 day period, during which the customer is required to pay the balance of the sales price through a series of installment payments. If a payment is missed, we hold the item for up to 30 days, after which it is returned to active inventory for sale.
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

Human Capital Management
Engagement Survey
We performed a Global Employee Engagement Survey, administered by Glint, in April 2024, and had a 87% participation rate with an overall engagement score of 84. Our engagement score is ten points higher than the global benchmark, which contains data from over 1,100 companies of varying size across a variety of industries (Finance, Healthcare, Manufacturing, Professional Services, Retail, Technology and Utilities) and includes results from over eight million respondents located in over 150 countries.
Our top strengths were Career, Customer Focus and Continuous Improvement. Our focus areas for improvement included Team, Valued Teammate and Work-Life Balance. Team Members provided over 11,900 comments with mixed sentiment, 27% positive, 38% neutral and 35% negative. To ensure we address issues raised in the survey, all people leaders at the District Manager and above level will have Engagement Objectives for fiscal 2025 guided by actions that will yield the greatest business and Team Member impact.
Talent Management and Development
We employ approximately 8,000 Team Members across all our geographies, including approximately 3,600 in United States, 3,500 in Mexico and 900 in Central America. We seek to hire and promote Team Members to lead the way today and to step into greater roles in the future. We achieve this goal through Training and Development programs that Team Members can use to plan their careers and identify future growth opportunities. We engage Team Members at all levels so we can understand their professional and personal goals, identify high potential future leaders to strengthen our internal bench, support them in their journey and retain our talent.
In our pawn stores we provide:
•An onboarding program that blends online and hands-on training in the art and science of pawnbroking;
•Career path programs aligned with our talent and succession strategy, emphasizing career progression and individual development programs; and
•A learning experience that unlocks and accelerates Team Member potential as well as business growth.
Our investment in store-level Team Members produced tangible results during fiscal 2024:
•High scoring questions in our 2024 Global Employee Engagement Survey included “I know the career path(s) available to me at EZCORP” (with an 89% favorability rating) and “I have good opportunities to learn and develop at EZCORP” (with an 86% favorability rating).
•Over 85% of managerial positions were filled via internal promotion.
We reinforced the utilization of our career path (Operations) and career and competency framework (Corporate Support Center) to build individual development plans to guide the career paths of Team Members and to prepare them for future roles.
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

Diversity and Inclusion
At EZCORP, we foster an environment that values diversity, inclusion and development for all. In our 2024 Global Employee Engagement Survey, 83% of participants responded positively to the question, “I feel a sense of belonging at EZCORP.” In fiscal 2024, we continued to further our Diversity and Inclusion strategy by focusing on the following initiatives:
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
We sponsor affinity groups to foster an inclusive and supportive environment, where Team Members with shared characteristics, experiences or interests can connect, collaborate and contribute effectively. The Women’s Empowerment, Black Empowerment, Hispanic Organization for Leadership Advocacy (HOLA) and EZ Pride affinity groups in the U.S. and the Women’s Empowerment and Working Parents affinity groups in Latin America all aim to enhance diversity, equity and inclusion efforts by providing a platform for open dialogue, resource-sharing, professional development and cultural enrichment.

Fiscal 2024 U.S. Race and Ethnicity Demographics (1) (2)

Fiscal 2024 Global Gender Demographics (2)
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
•We engage a nationally recognized outside compensation and benefits consulting firm to independently evaluate the effectiveness of our executive compensation and to provide benchmarking against our selected peer group, which includes similarly-sized companies from relevant industries that serve similar customer bases, operate in the retail or consumer finance industries and typically have similar operating dynamics.
•We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance.
•All employees are eligible for paid time off, Company-paid life insurance and participation in a tenure award program which recognizes their commitment and loyalty by awarding EZ+ Rewards points based on their years of service.
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
•Each of our stores serves as its own “supply chain.” We take in pre-owned merchandise, either through pawn or purchases from customers, and then sell that merchandise (after forfeiture, in the case of pawn transactions), generally in the same store. Thus, we do not maintain or rely on mass supply, distribution or warehousing facilities.

•Virtually all of the merchandise we sell is pre-owned, which contributes to pre-owned goods recycling and the circular economy. In fiscal 2024, we sold approximately 5.2 million pre-owned items, including over 2.9 million items in the consumer electronics, camera and household goods categories, 1.4 million other general merchandise items (such as tools and musical instruments) and 0.8 million jewelry items. In addition, through our jewelry scrapping activities, we recycle significant volumes of gold and diamonds. All of these activities effectively extend the useful life of many products, reducing waste and lessening the demand for new manufacturing and mining.
•Our store operations themselves leave a relatively small carbon footprint when compared to big-box or other mass retailers that rely on manufacturers and extensive supply chain and distribution channels. Our stores are relatively small (generally 3,300 square feet or less). To reduce energy consumption, we have installed energy-efficient LED lighting in 78% of our U.S. stores and 62% of Latin America stores.
•In all of our facilities, including our corporate support offices, we promote environmental stewardship by reducing consumption, recycling paper products (approximately 1 million pounds across all U.S. locations during fiscal 2024) and responsibly disposing of end-of-life computers, electronics and related accessories through recycling or other sound e-waste processing. Our corporate office in Austin, Texas is LEED Certified Silver status.
Social Responsibility
Our business promotes social responsibility in the following ways:
•Our business serves as an essential and responsible financial resource for unbanked and or underserved consumers who have limited access to traditional forms of capital or credit. We improve the reach and access to financial services through neighborhood-based stores, supported by digital offerings. We provide instant access to cash in transactions that generally average $185 in the U.S. Our pawn transactions are simple, transparent, regulated and safe, and funding approval is based on the valuation of the collateral item, not on the credit worthiness of the customer. The customer is not required to repay the amount advanced; rather, the customer may choose to repay the amount advanced and the PSC or forfeit the collateralized merchandise. We do not engage in collection efforts or take other legal actions against our customers, and we do not report transaction histories to external credit agencies.
•Customer satisfaction measurement and feedback are key factors in improving our customer service and Team Member engagement. To capture direct customer feedback, we have enabled Google Reviews across all stores and have received over 349,000 Google reviews with an average satisfaction rating of 4.8 out of 5 across U.S and Latin America.
•We offer customers multiple payment options, including cross-store, over-the-phone and web-based and mobile platforms, reducing the need to travel to stores to make payments. Online payments are accepted on layaways and pawn extensions, with electronic payment receipts delivered on these transactions.
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
•All of our standing Board committees (Audit and Risk Committee, People and Compensation Committee and Nominating Committee) are comprised of solely independent directors.
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
During fiscal 2024, we continued our expansion in Latin America and the U.S. with the opening of 41 de novo stores (20 in Mexico, 17 in Guatemala, 3 in Honduras and 1 in Nevada) and the acquisition of 13 stores in the U.S. We also consolidated 6 stores, 5 in Latin America and 1 in the U.S. We now own a total of 1,279 stores, 737 in Latin America (58%) and 542 in the U.S. (42%). In fiscal 2024, the Latin America stores represented 27% of our consolidated gross profit as the average scale of Latin America pawn stores is smaller than in the U.S. We see opportunity for further expansion in Latin America and the U.S. through both acquisitions and de novo openings.
Seasonality and Quarterly Results
In the U.S., PSC is historically highest in our fourth fiscal quarter (July through September) due to a higher average PLO balance during the summer and lowest in our third fiscal quarter (April through June) following the tax refund season, and merchandise sales are highest in our first and second fiscal quarters (October through March) due to the holiday season, jewelry sales surrounding Valentine’s Day and the availability of tax refunds. In Latin America, most of our customers receive additional compensation from their employers in December, and many receive additional compensation in June or July, applying downward pressure on PLO balances and fueling some merchandise sales in those periods. In Mexico, we saw similar downward pressure in loan balances during the third quarter of fiscal 2023 due to a change in law related to company profit sharing payments to employees. We anticipated this change would impact pawn loan redemptions annually in May and June; however, in fiscal 2024, the demand for pawn loans in Mexico exceeded any downward pressure related to profit sharing payments. As a net effect of these and other factors and excluding discrete charges, our consolidated income before tax is generally highest in our first fiscal quarter (October through December) and lowest in our third fiscal quarter (April through June).
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
Our competitors for merchandise sales include numerous retail and wholesale stores such as jewelry stores, discount retail stores, consumer electronics stores, other pawn stores, other resale stores, electronic commerce retailers and auction sites. Competitive factors in our retail operations include the ability to provide customers with a variety of merchandise at considerable value coupled with exceptional customer service and convenient locations.
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
We launched our EZ+ Rewards loyalty program in the U.S. and Mexico in 2021 and in GPMX in 2022, and now have 5.4 million members globally. This free program allows customers to earn points on most transactions that may be applied as a discount towards retail sales once a certain threshold is met. We believe this program provides a distinct competitive advantage over other pawn operators.

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
U.S. Regulations
Pawn Regulations — Our pawn stores are regulated by the states in which they are located and, in some cases, by individual municipalities or other local authorities. The applicable statutes, ordinances and regulations vary from location to location and typically impose licensing requirements for pawn stores or individual pawn store Team Members. Licensing requirements typically relate to financial responsibility and character and may establish restrictions on where pawn stores can operate. Additional rules regulate various aspects of the day-to-day pawn operations, including the pawn service charges that a pawn store may charge, the maximum amount of a pawn loan, the minimum or maximum term of a pawn loan, the content and format of the pawn ticket, and the length of time after a pawn loan default that a pawn store must hold a pawned item before it can be offered for sale. Failure to observe applicable regulations could result in a revocation or suspension of pawn licenses, the imposition of fines or requirements to refund service charges and fees and other civil or criminal penalties. We must also comply with various federal requirements regarding the disclosure of the annual percentage rate, finance charge, amount financed, total of payments and payment schedule related to each pawn loan transaction. Additional federal regulations applicable to our pawn lending business are described in “Other Regulations” below.
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
Other Regulations — Our pawn lending activities are subject to other state and federal statutes and regulations, including the following:
•We are subject to the Truth in Lending Act (“TILA”), and its underlying regulations, which requires lenders to disclose information about the terms and costs of credit in a standardized manner, including in the form of an annual percentage rate. The TILA regulations also require us to provide certain disclosure in advertising our products and services.
•We are subject to the federal Gramm-Leach-Bliley Act and its underlying regulations, as well as various state laws and regulations relating to privacy and data security. Under these regulations, we are required to disclose to our customers our policies and practices relating to the protection and sharing of customers’ nonpublic personal information. These regulations also require us to ensure that our systems are designed to protect the confidentiality of customers’ nonpublic personal information, and many of these regulations dictate certain actions that we must take to notify customers if their personal information is disclosed in an unauthorized manner. In some jurisdictions, we are subject to the laws restricting the scope of data we collect and granting rights to our customers to access, correct, and/or delete the information we obtain.
•We are subject to the Fair Credit Reporting Act, which was enacted, in part, to address privacy concerns associated with the sharing of consumers’ financial information and credit history contained in consumer credit reports and limits our ability to share certain consumer report information.

•We are subject to the Federal Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act and requires us to adopt written guidance and procedures for detecting, preventing and mitigating identity theft and to adopt various policies and procedures (including Team Member training) that address and aid in detecting and responding to suspicious activity or identity theft “red flags.”
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
We are also subject to The Federal Law for the Prevention and Identification of Transactions with Funds from Illegal Sources, which requires reporting of certain transactions exceeding certain monetary limits, the appointment of a compliance officer and maintenance of customer identification records and controls. This law affects all vulnerable activities in Mexico and is intended to detect commercial activities arising from illicit or ill-gotten means through bilateral cooperation between Mexico’s Ministry of Finance and Public Credit and Mexico’s Attorney General’s Office. The law also restricts the use of cash in certain transactions associated with high-value assets and limits and, to the extent possible, money laundering activities protected by the anonymity that such cash transactions provide. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting on “vulnerable activities,” which include pawn transactions exceeding 174,254.85 Mexican pesos and retail transactions of precious metals exceeding 174.254.85 Mexican pesos. Retail transactions of precious metals in cash exceeding 348,509.70 Mexican pesos are prohibited. There are significant fines and sanctions for failure to comply with these rules.
We must also comply with the Official Mexican Standards issued by regulatory agencies in accordance with Article 40 of the Federal Law on Metrology and Standardization, which establishes rules applicable to a retail products and services and related disclosures, labeling and marketing, including NOM-179-SCFI-2016, NOM-017-SCFI-1993 and NOM-024-SCFI-2013.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

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
As of September 30, 2024, more than 63% of our U.S. pawn stores were located in Texas (46%) and Florida (17%), and those stores account for a significant portion of our revenues and profitability. The legislative, regulatory and general business environment in Texas and Florida has been relatively favorable for our pawn business activities, but a negative legislative or regulatory change in either of those states could have a material adverse effect on our overall operations and financial performance. Further, as discussed below, areas in Texas and Florida where we have significant operations are particularly susceptible to hurricane and tropical storm activity.
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
Some of our stores in the U.S. conduct pawn and retail transactions involving firearms, which may be associated with an increased risk of injury and related lawsuits. We may be subject to lawsuits relating to the improper use of firearms that we sell, including actions by persons attempting to recover damages from firearms retailers relating to misuse of firearms. We may also incur fines, penalties or liabilities, or have our federal firearms licenses revoked or suspended if we fail to properly perform required background checks for, and otherwise record and report, firearms transactions. Any such actions could have a material adverse effect on our business, prospects, results of operations, financial condition and reputation.
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
We own 43.7% of the outstanding ordinary shares of Cash Converters, which is a publicly traded company based in Australia. We made the initial investment in November 2009 and have made incremental investments periodically since then. The success of this strategic investment is dependent on a variety of factors, including Cash Converters’ business performance and the market’s assessment of that performance.
In December 2022, the Australian Parliament passed the Financial Sector Reform Bill 2022, which establishes lending limits on small amount credit contracts and that bill became effective in June 2023. To reflect the expected adverse impact to its operating results, Cash Converters recorded a one-time, non-cash impairment expense during the period ended December 31, 2022 and we recorded our share of that charge during the second quarter of our fiscal 2023.
We have recorded a number of impairments to the carrying value of our investment in Cash Converters in the past. After an analysis of Cash Converters’ stock price performance and other factors, we determined the fair value of our investment in Cash Converters at September 30, 2024 was greater than its carrying value. See Note 3: Strategic Investments of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” If the fair value of our investment declines and we determine that such decline is other-than-temporary, we may be required to further impair our investment and recognize the related investment loss, which would adversely affect our results of operations and financial position in the period of impairment. Furthermore, there can be no assurance that we will be able to dispose of some or all of our investment in Cash Converters on favorable terms, should we decide to do so in the future.
Our ability to recover our investments in other companies (such as our indirect investment in Simple Management Group, Inc. and our investment in Rich Data Corporation) is heavily dependent on the success and performance of those companies, including their respective ability to obtain further debt or equity financing.
We have certain investments in other companies. See Note 1: Organization And Summary Of Significant Accounting Policies — Investments of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” Our ability to recover our investment in these companies is heavily dependent on their success and performance, potentially including their ability to obtain further debt or equity financing. To the extent that any of such companies are not successful, we may be required in future periods to impair our investment and recognize related investment losses.
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
The carrying value of our goodwill was $306.5 million, or approximately 21% of our total assets, as of September 30, 2024. We test goodwill and intangible assets with an indefinite life for potential impairment annually, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit, or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units.
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
See Note 1: Organization and Summary of Significant Accounting Policies and Note 6: Goodwill and Intangible Assets of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data” for a discussion of our annual impairment tests performed for goodwill and indefinite-lived intangible assets.
The conversion feature of our convertible notes, if triggered, may adversely affect our financial condition and operating results.
We have a total of $333.4 million of convertible notes outstanding as of September 30, 2024. See Note 7: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” If the conversion feature of any of those convertible notes is triggered, holders will be entitled to convert the notes at their option at any time during specified periods. If one or more holders elect to convert their notes, we may be required, or may choose, to settle the obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
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
Our certificate of incorporation currently authorizes us to issue up to 100 million shares of Class A Common Stock. Taking into consideration the shares that are issued and outstanding, as well as the shares that have been reserved for issuance pursuant to convertible notes, outstanding equity incentive compensation awards and the conversion of the Class B Common Stock, we had approximately 7.7 million shares of authorized Class A Common Stock available for other uses as of September 30, 2024. We expect that number will be reduced to 7.0 million following the issuance of currently approved Long-Term Incentive awards in November 2024. Therefore, our ability to issue shares of Class A Common Stock (other than pursuant to the existing reserved-for commitments), or securities or instruments that are convertible into or exchangeable for shares of Class A Common Stock, may be limited until such time additional authorized, unissued and unreserved shares become available or unless we determine we are unlikely to issue all of the shares that are currently reserved. During this time, for example, our ability to complete equity or equity-linked financings or other transactions (including strategic acquisitions) that involve the issuance or potential issuance of Class A Common Stock may be limited. Further, our ability to offer equity-based compensation to our management team may also be limited, which could adversely affect our ability to align management’s incentives with stockholders or attract and retain key management personnel.
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
We own and operate a significant number of pawn stores in Latin America (primarily Mexico, but also Guatemala, El Salvador and Honduras). Further, our growth plans include potential expansion in some of those countries as well as potentially other countries in Latin America. Doing business in those countries exposes us to risks related to political instability, corruption, economic volatility, drug cartel and gang-related violence, social unrest including riots and looting, tax and foreign investment policies, public safety and security concerns and uncertain application of laws and regulations. Consequently, actions or events in any of those countries that are beyond our control could restrict our ability to operate there or otherwise adversely affect the profitability of those operations. Furthermore, changes in the business, regulatory or political climate in any of those countries, or significant fluctuations in currency exchange rates, could affect our ability to expand or continue our operations there, which could have a material adverse impact on our prospects, results of operations and cash flows. For a description of the current regulatory environment in the Latin American countries in which we operate, see “Mexico Regulations” and “Other Latin America Regulations” under “Part I, Item 1 — Business — Regulation.”
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
We face other risks discussed under “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk.”
ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy
We face various cybersecurity risks, including those related to unauthorized access to and misuse of data, system interruptions, ransomware, malicious software and other threats. Our cybersecurity program incorporates information technology, retail technology and customer products designed to mitigate cyber risks. Our security measures are customized to meet our unique business requirements and encompass firewalls, intrusion detection and prevention systems, encryption and multi-factor authentication. We also engage external experts to enhance and assess our cybersecurity measures in the form of maturity assessments, incident response, penetration testing and other advisory services. We adhere to the practices and standards outlined by the National Institute of Standards and Technology Cyber Security Framework.
We employ continual monitoring of our systems and data, managed by an external detection and response firm. In the event of a cyber incident, we maintain an incident response plan coordinated across multiple departments. This strategy is designed for rapid and effective incident management to minimize operational disruption. Our response protocol includes steps for detection, containment, eradication, recovery and post-incident review, including impact on safety, data loss, operational disruption, cost and potential reputational damage.
Recognizing our employees as a vital defense mechanism, we provide cybersecurity, privacy and information-handling training. Additionally, we conduct regular phishing exercises to enhance employee vigilance. Our educational programs aim to raise awareness about cyber risks and teach employees to safeguard the Company, our customers and themselves against cyber threats. These programs inform our workforce about the latest cybersecurity dangers and safe online practices, including secure access, phishing awareness, remote work security and reporting suspicious activities.
Cybersecurity Governance and Oversight
Our cybersecurity governance framework is structured to promote accountability and ongoing enhancement of cybersecurity measures. Management of the cybersecurity program involves cross-functional resources, our Cyber and Technology Risk Committee, an internal multi-departmental committee formed to address cyber and data privacy matters. The cybersecurity program is led by our Chief Information Security Officer (“CISO”) who reports to the Chief Legal Officer. The Internal Audit Department monitors and reviews our cybersecurity initiatives.
The Board of Directors is responsible for overseeing and monitoring the material risks facing the Company. The Audit and Risk Committee of the Board is charged with overseeing our risk management framework, including cybersecurity risks. The CISO reports directly to the Audit and Risk Committee on cybersecurity risks on a quarterly basis.

To date, we have not identified any cybersecurity threats or incidents that have had or are likely to have a material impact on our business, financial condition or results of operations. Nonetheless, the escalation of cybersecurity threats poses a risk to our systems, networks and products and services, which, despite our efforts to mitigate these risks, may not protect against all incidents. For a detailed discussion on how cybersecurity risks could materially impact our business, see “Part I, Item 1A — Risk Factors.”
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
Leases for our U.S. locations generally have initial terms ranging from three to ten years and typically allow for renewals in increments of three-to-five years. Our primary corporate office is located in Austin, Texas and is leased through March 2029 with escalating rent payments annually and includes two five-year extension options at the end of the lease term. Our locations in Latin America are generally leased on three-to-five year terms.
Our existing leases expire on various dates through fiscal 2039, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores. On an ongoing basis, we may close or consolidate under-performing store locations.
As of September 30, 2024, we had a total of 1,279 stores, 542 of which are located in the U.S., with 46% located in Texas, 17% in Florida and the remainder spread across 17 other states. We also have 565 locations in Mexico, 133 in Guatemala, 18 in El Salvador and 21 in Honduras.
In addition to our store leases, we lease approximately 108,000 square feet of corporate office space in Austin, Texas (70,742 square feet of which is being subleased or made available for sublease to other tenants). We lease other corporate office space in Mexico (8,600 square feet), Guatemala (3,500 square feet), El Salvador (4,500 square feet) and Honduras (1,200 square feet).
For additional information about store locations, see “Part I, Item 1 — Business — Segment and Geographic Information.
ITEM 3. LEGAL PROCEEDINGS
See Note 11: Contingencies of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Non-Voting Common Stock (“Class A Common Stock”) is traded on the NASDAQ Stock Market under the symbol “EZPW.” As of November 1, 2024, there were approximately 69 registered stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of November 1, 2024. As of September 30, 2024, the closing sales price of our Class A Common Stock, as reported by the NASDAQ Stock Market, was $11.21 per share.
Stock Performance Graph
The following Stock Performance Graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol: IXIC) and the NASDAQ Other Financial Index (ticker symbol: IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2019. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
2019
2020
2021
2022
2023
2024
EZCORP, INC.
NASDAQ Composite Index
NASDAQ Other Finance Index

Company Index	2019	2020	2021	2022	2023	2024
EZCORP, INC.	$100.00	$77.86	$117.18	$119.35	$127.71	$173.53
NASDAQ Composite Index	$100.00	$139.61	$180.62	$132.21	$165.26	$227.38
NASDAQ Other Finance Index	$100.00	$104.68	$127.41	$87.79	$106.70	$128.75
Share Repurchase Activity
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended September 30, 2024. All repurchases during the quarter were made in open market transactions at prevailing market prices and were executed pursuant to a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934.

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
	(in thousands, except number of shares and average price information)
July 1, 2024 through July 31, 2024	98,391	$10.14	98,391	$26,015
August 1, 2024 through August 31, 2024	92,870	$11.66	92,870	$24,933
September 1, 2024 through September 30, 2024	81,493	$11.22	81,493	$24,019
Quarter ended September 30, 2024	272,754	$10.98	272,754	$24,019

(1)
On May 3, 2022, the Board of Directors approved a share repurchase program, under which the Company is authorized to repurchase up to $50 million of our Class A Non-Voting Common Stock over a three-year period. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of EZCORP, Inc. and its subsidiaries (collectively, “we,” “us”, “our” or the “Company”) for the two-year period ended September 30, 2024. The following discussion should be read together with our consolidated financial statements and accompanying notes included in “Part II, Item 8 — Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements, and our actual results could differ materially from those anticipated in these forward-looking statements. See “Part I, Item 1A — Risk Factors” and “Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results” below.
Business Development
On September 11, 2024, the Company announced entry into an acquisition agreement with Presta Dinero, S.A. de C.V. for the purchase of 53 pawn stores in Mexico. While at the time we expected to complete the transaction by October 31, 2024, the transaction has not yet closed and the parties remain in discussion.
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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the fiscal years ended September 30, 2024 and 2023 were as follows:

	September 30,		Twelve Months Ended September 30,
	2024	2023	2024	2023

Mexican peso	19.7	17.4	17.7	18.3
Guatemalan quetzal	7.6	7.7	7.6	7.6
Honduran lempira	24.6	24.5	24.4	24.3
Australian dollar	1.4	1.6	1.5	1.5

Operating Results
Fiscal 2024 vs. Fiscal 2023
These tables, as well as the discussion that follows, should be read in conjunction with the accompanying consolidated financial statements and related notes.
Summary Financial Data
The following table presents selected summary consolidated financial data for fiscal 2024 and fiscal 2023.

	Fiscal Year Ended September 30,		Change
(in thousands)	2024	2023

Gross profit:
Pawn service charges	$436,545	$383,772	14%

Merchandise sales	663,736	615,446	8%
Merchandise sales gross profit	236,333	220,667	7%
Gross margin on merchandise sales	36%	36%	0 bps

Jewelry scrapping sales	61,082	49,528	23%
Jewelry scrapping gross profit	9,156	5,104	79%
Gross margin on jewelry scrapping sales	15%	10%	500 bps

Other revenues	239	295	(19)%
Gross profit	682,273	609,838	12%

Operating expenses:
Store expenses	461,055	418,574	10%
General and administrative	75,557	67,529	12%
Impairment of other assets	843	4,343	(81)%
Depreciation and Amortization	33,069	32,131	3%
(Gain) loss on sale or disposal of assets and other	(16)	208	(108)%
Other operating income	(765)	(5,097)	(85)%
Total operating expenses	569,743	517,688	10%

Interest expense	13,585	16,456	(17)%
Interest income	(10,575)	(7,470)	42%
Equity in net (income) loss of unconsolidated affiliates	(4,711)	28,459	117%
Other (income) expense	(1,377)	3,072	145%
Total non-operating (income) expenses	(3,078)	40,517	108%

Income before income taxes	115,608	51,633	124%
Income tax expense	32,513	13,170	147%
Net income	$83,095	$38,463	116%

Net pawn earning assets:
Pawn loans	$274,084	$245,766	12%
Inventory, net	191,923	166,477	15%
Total net pawn earning assets	$466,007	$412,243	13%

Pawn loans outstanding (“PLO”) increased $28.3 million (12%) to $274.1 million due to improved operational performance and continued strong pawn demand.
Total revenues increased $112.6 million (11%) and gross profit increased 12%, reflecting improved pawn service charge (“PSC”) revenue, merchandise sales and merchandise sales gross profit.
PSC increased $52.8 million (14%) as a result of higher average PLO. Merchandise sales increased $48.3 million (8%). Merchandise sales gross margin remains within our targeted range at 36%.
Operating expenses increased $52.1 million (10%) primarily due to (a) a $42.5 million increase in store expenses as a result of increased labor driven by inflationary and minimum wage increases and, to a lesser extent, expenses related to rent and (b) a $8.0 million increase in general and administrative expenses, primarily due to labor, incentive compensation and to a lesser extent, cost related to the implementation and ongoing support for our Workday ERP system.
Total non-operating income increased $43.6 million (108%), primarily due to recognition in the prior year of our share of losses in Cash Converters’ net results related to their non-cash goodwill impairment charge, a reduction of interest expense and an increase in interest income. Interest expense decreased $2.9 million, primarily driven by the prior year net loss recorded on the partial extinguishments of the 2024 convertible notes and 2025 convertible notes. See Note 7: Debt of Notes to Consolidated Financial Statements in “Part II, Item 8 — Financial Statements and Supplemental Data” for further discussion. The interest income increase is primarily due to our treasury management with increased market interest rates.
Income tax expense increased $19.3 million, primarily due to the increase in income before income taxes of $64.0 million, an increase in non-deductible expense in Latin America and accrued withholding taxes on prior earnings that are no longer permanently reinvested. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations. See Note 9: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.

U.S. Pawn
The following table presents selected summary financial data from our U.S. Pawn segment:

	Fiscal Year Ended September 30,		Change
(in thousands)	2024	2023

Gross profit:
Pawn service charges	$322,362	$285,919	13%

Merchandise sales	459,251	432,578	6%
Merchandise sales gross profit	170,357	164,704	3%
Gross margin on merchandise sales	37%	38%	(100) bps

Jewelry scrapping sales	54,344	43,305	25%
Jewelry scrapping sales gross profit	8,418	5,596	50%
Gross margin on jewelry scrapping sales	15%	13%	200 bps

Other revenues	126	119	6%
Gross profit	501,263	456,338	10%

Segment operating expenses:
Store expenses	325,816	299,319	9%
Depreciation and amortization	10,147	10,382	(2)%
Loss on sale or disposal of assets and other	3	115	(97)%
Segment operating contribution	165,297	146,522	13%

Other segment income	7	(2)	*
Segment contribution	$165,290	$146,524	13%

Other data:
Average monthly ending pawn loan balance per store (a)	$361	$327	10%
Monthly average yield on pawn loans outstanding	14%	14%	— bps
Pawn collateral - general merchandise	34%	34%	—%
Pawn collateral - jewelry	66%	66%	—%

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
PLO ended the year at $214.3 million, up 12% on a total and same store basis.
Total revenues increased 10% and gross profit increased 10%, primarily due to increased PSC and higher merchandise sales.
PSC increased 13% as a result of higher average PLO.
Merchandise sales increased 6%. Offsetting the sales increase, merchandise sales gross margin decreased 100 bps to 37%.
Store expenses increased 9% (8% on a same store basis), primarily due to labor costs driven by inflation.
Segment contribution increased $18.8 million due to the changes described above.
During fiscal 2024, segment net store count in our U.S. pawn segment increased by 13 due to the acquisition of 13 stores, the addition of one de novo store and the consolidation of one store.

Latin America Pawn
The following table presents selected summary financial data from our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Financial Information” above.

	Fiscal Year Ended September 30,
(in thousands)	2024 (GAAP)	2023 (GAAP)	Change (GAAP)	2024 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$114,183	$97,853	17%	$111,784	14%

Merchandise sales	204,485	182,868	12%	199,012	9%
Merchandise sales gross profit	65,976	55,963	18%	64,138	15%
Gross margin on merchandise sales	32%	31%	100 bps	32%	100 bps

Jewelry scrapping sales	6,738	6,223	8%	6,779	9%
Jewelry scrapping sales gross profit	738	(492)	250%	739	250%
Gross margin on jewelry scrapping sales	11%	(8)%	238%	11%	238%

Other revenues, net	78	121	(36)%	76	(37)%
Gross profit	180,975	153,445	18%	176,737	15%

Segment operating expenses:
Store expenses	135,239	119,255	13%	131,831	11%
Depreciation and amortization	8,865	9,191	(4)%	8,599	(6)%
Other operating income	—	(5,097)	100%	—	100%
Segment operating contribution	36,871	30,096	23%	36,307	21%

Other segment income (a)	(1,970)	(1,562)	26%	(1,846)	18%
Segment contribution	$38,841	$31,658	23%	$38,153	21%

Other data:
Average monthly ending pawn loan balance per store (b)	$83	$73	14%	$82	12%
Monthly average yield on pawn loans outstanding	16%	17%	(100) bps	16%	(100) bps
Pawn collateral - general merchandise	64%	68%	(6)%	65%	(4)%
Pawn collateral - jewelry	36%	32%	13%	35%	9%

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Fiscal 2024 and 2023 constant currency amounts exclude net GAAP basis foreign currency transaction loss of $0.1 million and $0.4 million, respectively, resulting from movement in exchange rates.
(b)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.

	2024 Change (GAAP)	2024 Change (Constant Currency)
Same Store data: (a)
PLO	7%	16%
PSC	16%	14%
Merchandise Sales	11%	8%
Merchandise Sales Gross Profit	16%	13%
Store Expenses	12%	9%

(a)	Stores open at the end of the period included in the same store calculation were 697.
PLO improved to $59.8 million, up 8% (18% on constant currency basis). On a same store basis, PLO increased 7% (16% on a constant currency basis) due to improved operational performance and increased loan demand.

Total revenues were up 13% (11% on a constant currency basis), and gross profit increased by 18% (15% on a constant currency basis), reflecting increased PSC, higher merchandise sales and improved gross profit.
PSC increased 17% (14% on constant currency basis) as a result of higher average PLO.
Merchandise sales increased 12% (9% on a constant currency basis) and 11% on a same store basis (8% on a constant currency basis). Merchandise sales gross margin increased 100 bps to 32%.
Store expenses increased $16.0 million, up 13% (11% on a constant currency basis), primarily due to increased labor headcount, in line with store activity and minimum wage increases and, to a lesser extent, rent associated with lease renewals.. Same-store expenses increased 12% (9% on a constant currency basis).
Segment contribution was up 23% to $38.8 million (21% on a constant currency basis), due to the changes noted above, in addition to the impact of the prior year reversal of contingent consideration liability in connection with a previously completed acquisition, which was recorded to “Other operating income.”
During fiscal 2024, net store count in our Latin America pawn segment increased by 35 due to the opening of 40 de novo stores and the consolidation of five stores.
Other Investments
The following table presents selected summary financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Fiscal Year Ended September 30,		Change
(in thousands)	2024	2023

Gross profit:
Consumer loan fees, interest and other	$35	$55	(36)%
Gross profit	35	55	(36)%

Segment operating expenses:
Interest income	(2,422)	(1,500)	61%
Equity in net (income) loss of unconsolidated affiliates	(4,993)	28,459	118%
Segment operating contribution (loss)	7,450	(26,904)	128%

Other segment (income) loss	—	31	100%
Segment contribution (loss)	$7,450	$(26,935)	128%

Segment income was $7.5 million, an increase of $34.4 million, primarily due to the prior year net loss on our share of Cash Converters’ net results related to their non-cash goodwill impairment charge.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,		Change
(in thousands)	2024	2023

Segment contribution	$211,581	$151,247	40%
Corporate expenses (income):
General and administrative	75,557	67,532	12%
Impairment of other assets	843	4,343	(81)%
Depreciation and amortization	14,057	12,558	12%
Loss on sale or disposal of assets and other	121	382	(68)%
Other operating income	(765)	—	100%
Interest expense	13,585	16,456	(17)%
Interest income	(6,541)	(4,829)	35%
Equity in net loss of unconsolidated affiliates	282	—	*
Other (income) expense	(1,166)	3,172	137%
Income before income taxes	115,608	51,633	124%
Income tax expense	32,513	13,170	147%
Net income	$83,095	$38,463	116%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution increased $60.3 million or 40%, primarily due to the improved operating results of the segments, as discussed above.
General and administrative expenses increased $8.0 million (12%), primarily due to labor, incentive compensation and, to a lesser extent, costs related to the implementation and ongoing support of our Workday ERP system.
Interest expense decreased $2.9 million (17%), primarily driven by the prior year net loss recorded on the partial extinguishments of the 2024 convertible notes and 2025 convertible notes. See Note 7: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for further discussion.
Interest income increased $1.7 million, due primarily to our treasury management with increased market interest rates.
Income tax expense increased $19.3 million primarily due to the increase in income before income taxes of $64.0 million, an increase in non-deductible expense in Latin America and accrued withholding taxes on prior earnings that are no longer permanently reinvested. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations. See Note 9: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
Fiscal 2023 vs. Fiscal 2022
The Results of Operations discussion for fiscal 2023 vs. fiscal 2022 is located in “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2023.

Liquidity and Capital Resources
Cash and Cash Equivalents
Our cash and equivalents balance was $170.5 million at September 30, 2024 compared to $220.6 million at September 30, 2023. Our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Cash Flows
The table and discussion below present a summary of the sources and uses of our cash:

	Fiscal Year Ended September 30,		Change
(in thousands)	2024	2023

Cash flows provided by operating activities	$113,600	$101,834	12%
Cash flows used in investing activities	(111,853)	(110,886)	1%
Cash flows (used in) provided by financing activities	(50,183)	23,692	(312)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(725)	(41)	*
Net (decrease) increase in cash and cash equivalents and restricted cash	$(49,161)	$14,599	(437)%

*	Represents a percentage computation that is not mathematically meaningful.
The $11.8 million increase in cash flows provided by operating activities was primarily due to an increase in net income (when considering adjustments for non-cash items affecting net income) as well as changes in working capital primarily related to the timing of payments of income taxes, prepaid expenses, accounts payable and inventory.
The $1.0 million increase in cash flows used in investing activities was primarily due to an increase of $51.7 million in net pawn lending outflows, offset by a $27.0 million increase in cash inflows from the sale of forfeited collateral and a $23.7 million net decrease in cash flows used to fund strategic investments, capital expenditures and acquisitions.
The $73.9 million increase in cash flows used in financing activities was primarily related to the December 2022 financing of the 2029 Convertible Notes, in which we issued $230.0 million principal amount of 3.750% Convertible Senior Notes Due 2029 offset by the extinguishment of approximately $109.4 million aggregate principal amount of our 2024 Convertible Notes for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of our 2025 Convertible Notes for approximately $62.9 million plus accrued interest. In addition, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase 578,703 shares of our Class A common stock from purchasers of the notes in privately negotiated transactions. Further, on July 1, 2024, the 2024 Convertible Notes matured and the remaining $34.4 million aggregate principal amount outstanding plus accrued interest was repaid using cash on hand. During 2024, the Company repurchased and retired 1,218,503 shares of our Class A Common Stock for $12.0 million under the Common Stock Repurchase Program.
The net effect of these changes was a $49.2 million decrease in cash on hand during the current year, resulting in a $179.8 million ending cash and restricted cash balance.
Sources and Uses of Cash
In December 2022, we issued $230.0 million aggregate principal amount of 2029 Convertible Notes. In conjunction with the issuance of the 2029 Convertible Notes, we extinguished approximately $109.4 million aggregate principal amount of our 2024 Convertible Notes for approximately $117.5 million plus accrued interest and approximately $69.1 million aggregate principal amount of our 2025 Convertible Notes for approximately $62.9 million plus accrued interest. In addition, we used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase 578,703 shares of our Class A common stock from purchasers of the notes in privately negotiated transactions. See Note 7: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” The shares repurchased in conjunction with the transactions discussed above were authorized separately from, and not considered part of, the publicly announced share repurchase program referred to below.
On May 3, 2022, our Board authorized the repurchase of up to $50 million of our Class A Common Stock over three years. As of September 30, 2024, we have repurchased 2,845,548 shares of our Class A Common Stock under the program for $26.0 million which amount was allocated between “Additional paid-in capital” and “Retained earnings” in our Consolidated Balance Sheets. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.

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
We anticipate that cash flows from operations and cash on hand will be adequate to fund ongoing operations, debt service requirements, tax payments, any future stock repurchases, strategic investments, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through fiscal 2025. We continue to explore acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Depending on the level of acquisition activity and other factors, our ability to repay our longer term debt obligations, including the convertible debt maturing in May 2025 and December 2029, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.
Convertible Notes
For a description of the terms of our convertible notes, including the associated conversion and other related features and transactions, see Note 7: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Contractual Obligations
Below is a summary of our cash needs to meet future aggregate contractual obligations as of September 30, 2024:

		Payments due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligations (a)	$333,373	$103,373	$—	$—	$230,000
Interest on long-term debt obligations	46,713	10,057	17,250	17,250	2,156
Lease obligations (b)	293,380	76,639	118,792	59,939	38,010
Total (c) (d)	$673,466	$190,069	$136,042	$77,189	$270,166
(a)    Excludes debt discount and deferred financing costs as well as convertible features.
(b)    Excludes $5.6 million in sublease payments expected to be received.
(c)    No provision for uncertain tax benefits has been reflected in the contractual obligations table as the timing of any such payment is uncertain. See Note 9: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” Additionally, no provision for insurance reserves, deferred compensation arrangements, or other liabilities totaling $8.5 million has been included as the timing of such payments are uncertain.
(d)    Total excludes contractual obligations already recorded on our consolidated balance sheets as current liabilities, except for current maturities of long-term debt, which are included in the debt obligations caption above and accrued portions of interest and lease obligations, which are included in the interest on long-term debt obligations and lease obligations captions above.
In addition to the lease obligations in the table above, we are responsible for the maintenance, property taxes and insurance at most of our locations. During the fiscal year ended September 30, 2024, these collectively amounted to $17.7 million.
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

The critical accounting policies and estimates that could have a significant impact on our results of operations, as well as relevant recent accounting pronouncements, are described in Note 1: Organization And Summary Of Significant Accounting Policies of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” Certain accounting policies regarding the quantification of the sensitivity of certain critical estimates are discussed further below.
Pawn Loan Revenue Recognition
We record PSC using the effective interest method over the life of the loan for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. As of September 30, 2024, the balance of our PSC receivable was $44.0 million. Assuming the average forfeiture rate increased or decreased by 10%, our pawn service charges receivable balance as of September 30, 2024 would have increased or decreased by approximately $1.4 million.
Inventory and Cost of Goods Sold
We consider our estimates of obsolete or slow-moving inventory and shrinkage in determining the appropriate overall valuation allowance for inventory. We monitor our sales margins for each type of inventory on an ongoing basis and compare to historical margins. Significant variances in those margins may require a revision to future inventory reserve estimates. We have historically revised our reserve pertaining to jewelry inventory depending on the current price of gold and resulting trends in margins. Future declines in gold prices may cause an increase in reserve rates pertaining to jewelry inventory. As of September 30, 2024, the gross balance of our inventory was $194.7 million, for which we have included reserves of $2.7 million. Assuming the reserve rates were increased or decreased by 10%, our inventory reserve balance as of September 30, 2024 would have increased or decreased by approximately $0.3 million.
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
The results of the impairment analyses for fiscal 2024 and fiscal 2023 are discussed in Note 6: Goodwill And Intangible Assets of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
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
Our earnings and financial position are affected by changes in gold values and, to a lesser extent, silver and precious stone values and the resulting impact on pawn lending, jewelry sales and jewelry cost of goods sold. The proceeds of scrap sales and our ability to sell jewelry inventory at an acceptable margin depend on gold values. The impact on our financial position and results of operations of a hypothetical change in gold values cannot be reasonably estimated due to the timing of scrap sales, among other operational considerations.
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments and our operations outside the U.S. While we generally do not seek to hedge amounts in foreign currencies, we consider hedging strategies from time to time to mitigate certain discrete risks of exposure via short term arrangements.
The translation adjustment from Cash Converters through June 30, 2024 (included in our September 30, 2024 results on a three-month lag) was a nominal increase to stockholders’ equity, excluding income tax impacts. As of September 30, 2024, $1.00 Australian dollar strengthened at $0.6944 U.S. as compared to $0.6452 in the prior year.
The translation adjustment from Latin America primarily representing the change of the Mexican peso during the fiscal year ended September 30, 2024 was a $20.5 million decrease to stockholders’ equity. As of September 30, 2024, the Mexican peso weakened approximately 11% to $1.00 Mexican to $0.0508 U.S. from $0.0574 U.S. as of September 30, 2023. As of September 30, 2024, the Guatemalan quetzal strengthened approximately 2% Q1.00 Guatemalan to $0.1325 U.S. from $0.1302 U.S. as of September 30, 2023. We have currently assumed indefinite reinvestment of earnings and capital in Latin America in excess of the $20.0 million of prior earnings for which applicable withholding taxes have been accrued as of September 30, 2024. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. (the “Company”) as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated November 13, 2024, expressed an unqualified opinion thereon.
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
Revenue Recognition for United States (U.S.) and Mexico Merchandise Sales and Pawn Service Charges
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue for merchandise sales at the point in time when merchandise inventory is sold and delivered to the customer. The Company recognizes revenue for pawn service charges using the effective interest method over the life of the pawn loans for all pawn loans the Company believes to be collectible. As described in Note 12 to the consolidated financial statements, for the year ended September 30, 2024, the Company’s total revenues within the U.S. and Mexico were $836.1 million and $247.6 million, respectively, substantially all of which related to merchandise sales and pawn service charges.
We identified revenue recognition for merchandise sales and pawn service charges within the U.S. and Mexico as a critical audit matter, as auditing merchandise sales and pawn service charges revenue within these locations required a higher extent of audit effort.
The primary procedures we performed to address this critical audit matter included:
•Testing the effectiveness of automated application controls over the initiation, processing and recording of revenue for merchandise sales and pawn service charges within the U.S. and Mexico.

•Testing U.S. and Mexico merchandise sales revenue and pawn service charges revenue transactions, on a sample basis, by tracing the sampled transactions to supporting information, such as electronic sales records and electronic evidence of payment.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2015.
Dallas, Texas
November 13, 2024

EZCORP, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share and per share amounts)	2024	2023

Assets:
Current assets:
Cash and cash equivalents	$170,513	$220,595
Restricted cash	9,294	8,373
Pawn loans	274,084	245,766
Pawn service charges receivable, net	44,013	38,885
Inventory, net	191,923	166,477
Prepaid expenses and other current assets	39,171	39,623
Total current assets	728,998	719,719
Investments in unconsolidated affiliates	13,329	10,987
Other investments	51,900	36,220
Property and equipment, net	65,973	68,096
Right-of-use assets, net	226,602	234,388
Goodwill	306,478	302,372
Intangible assets, net	58,451	58,216
Deferred tax asset, net	25,362	25,702
Other assets, net	16,144	12,011
Total assets	$1,493,237	$1,467,711

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$103,072	$34,265
Accounts payable, accrued expenses and other current liabilities	85,737	81,605
Customer layaway deposits	21,570	18,920
Operating lease liabilities, current	58,998	57,182
Total current liabilities	269,377	191,972
Long-term debt, net	224,256	325,847
Deferred tax liability, net	2,080	435
Operating lease liabilities	180,616	193,187
Other long-term liabilities	12,337	10,502
Total liabilities	688,666	721,943
Commitments and contingencies (Note 11)
Stockholders’ equity:
Class A Non-Voting Common Stock, par value $0.01 per share; shares authorized: 100 million; 51,582,698 issued and outstanding as of September 30, 2024; and issued and outstanding of 51,869,569 as of September 30, 2023	516	519
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171 as of September 30, 2024 and 2023	30	30
Additional paid-in capital	348,366	346,181
Retained earnings	507,206	431,140
Accumulated other comprehensive loss	(51,547)	(32,102)
Total equity	804,571	745,768
Total liabilities and equity	$1,493,237	$1,467,711
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, except per share amounts)	2024	2023	2022

Revenues:
Merchandise sales	$663,736	$615,446	$532,886
Jewelry scrapping sales	61,082	49,528	32,033
Pawn service charges	436,545	383,772	320,865
Other revenues	239	295	441
Total revenues	1,161,602	1,049,041	886,225
Merchandise cost of goods sold	427,403	394,779	329,382
Jewelry scrapping cost of goods sold	51,926	44,424	28,696
Gross profit	682,273	609,838	528,147
Operating expenses:
Store expenses	461,055	418,574	357,417
General and administrative	75,557	67,529	64,342
Impairment of other assets	843	4,343	—
Depreciation and amortization	33,069	32,131	32,140
(Gain) loss on sale or disposal of assets and other	(16)	208	(674)
Other operating income	(765)	(5,097)	—
Total operating expenses	569,743	517,688	453,225
Operating income	112,530	92,150	74,922
Interest expense	13,585	16,456	9,972
Interest income	(10,575)	(7,470)	(817)
Equity in net (income) loss of unconsolidated affiliates	(4,711)	28,459	(1,779)
Other (income) expense	(1,377)	3,072	(167)
Income before income taxes	115,608	51,633	67,713
Income tax expense	32,513	13,170	17,553
Net income	$83,095	$38,463	$50,160

Basic earnings per share	$1.51	$0.69	$0.89
Diluted earnings per share	$1.10	$0.53	$0.70

Weighted-average basic shares outstanding	54,935	55,586	56,498
Weighted-average diluted shares outstanding	84,448	80,865	82,400
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022

Net income	$83,095	$38,463	$50,160
Other comprehensive (loss) income:
Foreign currency translation adjustment, net of income tax expense for our investment in unconsolidated affiliate of $7, $666 and $229 for the years ended September 30, 2024, 2023 and 2022, respectively	(19,445)	23,567	2,746
Comprehensive income	$63,650	$62,030	$52,906
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Par Value		Retained Earnings

Balances as of October 1, 2021	56,057	$560	$403,312	$326,781	$(58,415)	$672,238
Stock compensation	—	—	5,053	—	—	5,053
Transfer of consideration for other investment	213	2	1,498	—	—	1,500
Release of restricted stock	393	4	—	—	—	4
Taxes paid related to net share settlement of equity awards	—	—	(792)	—	—	(792)
Cumulative effect of adoption of ASU 2020-06	—	—	(62,804)	26,166	—	(36,638)
Foreign currency translation gain	—	—	—	—	2,746	2,746
Purchase and retirement of treasury stock	(238)	(2)	(937)	(1,101)	—	(2,040)
Net income	—	—	—	50,160	—	50,160
Balances as of September 30, 2022	56,425	$564	$345,330	$402,006	$(55,669)	$692,231
Stock compensation	—	—	9,539	—	—	9,539
Transfer of equity consideration for acquisition	10	—	99	—	—	99
Release of restricted stock, net of shares withheld for taxes	373	5	—	—	—	5
Taxes paid related to net share settlement of equity awards	(1)	—	(1,148)	—	—	(1,148)
Foreign currency translation gain	—	—	—	—	23,567	23,567
Purchase and retirement of treasury stock	(1,967)	(20)	(7,639)	(9,329)	—	(16,988)
Net income	—	—	—	38,463	—	38,463
Balances as of September 30, 2023	54,840	$549	$346,181	$431,140	$(32,102)	$745,768
Stock compensation	—	—	10,406	—	—	10,406
Release of restricted stock, net of shares withheld for taxes	855	9	40	—	—	49
Settlement of conversion premium of convertible notes due 2024	77	1	(1)	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(3,294)	—	—	(3,294)
Foreign currency translation loss	—	—	—	—	(19,445)	(19,445)
Purchase and retirement of treasury stock	(1,219)	(13)	(4,966)	(7,029)	—	(12,008)
Net income	—	—	—	83,095	—	83,095
Balances as of September 30, 2024	54,553	$546	$348,366	$507,206	$(51,547)	$804,571
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022

Operating activities:
Net income	$83,095	$38,463	$50,160
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,069	32,131	32,140
Amortization of debt discount and deferred financing costs	1,605	1,561	1,433
Non-cash lease expense	58,393	56,937	52,201
Deferred income taxes	1,354	(12,802)	4,945
Impairment of other assets	843	4,343	—
Other adjustments	789	(2,890)	2,511
Provision for inventory reserve	73	603	(2,253)
Stock compensation expense	10,406	9,539	5,053
Equity in net (income) loss from investment in unconsolidated affiliates	(4,711)	28,459	(1,779)
Net loss on extinguishment of debt	—	3,545	—
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	(5,217)	(4,204)	(4,572)
Inventory	(8,488)	(4,810)	(15,341)
Prepaid expenses, other current assets and other assets	(8,638)	(1,814)	3,238
Accounts payable, accrued expenses and other liabilities	(57,158)	(61,522)	(65,141)
Customer layaway deposits	2,950	1,376	3,359
Income taxes	5,235	12,919	(2,785)
Dividends from unconsolidated affiliates	—	—	3,366
Net cash provided by operating activities	113,600	101,834	66,535
Investing activities:
Loans made	(937,014)	(821,725)	(740,057)
Loans repaid	522,497	458,854	410,523
Recovery of pawn loan principal through sale of forfeited collateral	363,396	336,349	274,423
Capital expenditures, net	(35,764)	(40,446)	(31,895)
Acquisitions, net of cash acquired	(12,113)	(14,874)	(1,850)
Proceeds from (issuance of) note receivable	421	(15,500)	(1,000)
Investment in unconsolidated affiliate	(1,131)	(2,133)	(6,927)
Investment in other investments	(15,680)	(15,000)	(16,500)
Dividends from unconsolidated affiliates	3,535	3,589	—
Net cash used in investing activities	(111,853)	(110,886)	(113,283)
Financing activities:
Taxes paid related to net share settlement of equity awards	(3,294)	(1,148)	(792)
Proceeds from borrowings	—	230,000	—
Debt issuance cost	—	(7,458)	—
Cash paid on extinguishment of debt	—	(1,951)	—
Payments on assumed debt	(34,389)	(178,488)	—
Purchase and retirement of treasury stock	(12,008)	(16,988)	(2,040)
Payments of finance leases	(492)	(275)	—
Net cash (used in) provided by financing activities	(50,183)	23,692	(2,832)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(725)	(41)	325
Net (decrease) increase in cash and cash equivalents and restricted cash	(49,161)	14,599	(49,255)
Cash and cash equivalents and restricted cash at beginning of period	228,968	214,369	263,624
Cash and cash equivalents and restricted cash at end of period	$179,807	$228,968	$214,369

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
As of September 30, 2024, we operated a total of 1,279 locations, consisting of:
•542 United States pawn stores (operating primarily as EZPAWN or Value Pawn & Jewelry);
•565 Mexico pawn stores (operating primarily as Empeño Fácil and Cash Apoyo Efectivo); and
•172 pawn stores in Guatemala, El Salvador and Honduras (operating as GuatePrenda and MaxiEfectivo).
We have an equity interest (43.7% as of September 30, 2024) in Cash Converters International Limited (“Cash Converters”), a publicly traded company (ASX:CCV) headquartered in Perth, Western Australia. Cash Converters and its controlled companies comprise a diverse group generating revenues from franchising, store operations, personal finance (including pawn transactions) and vehicle finance, in 669 stores across 17 countries. Additionally, we own a preferred interest in Founders One, LLC (“Founders”) that has majority ownership in Simple Management Group, Inc. (“SMG”).
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles and are expressed in U.S. dollars. They include the accounts of EZCORP, Inc., and its wholly-owned subsidiaries. We use the equity method of accounting for entities over which we exercise significant influence, but in which we have a 50% or less investment. We account for equity investments in entities over which we do not exercise significant influence, and do not have a readily determinable fair value, at cost. If we obtain evidence that the fair value of such an investment has declined below its cost, we reduce the recorded cost to the lower value through an impairment charge recorded in the Consolidated Statements of Operations. All inter-company accounts and transactions have been eliminated in consolidation.
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
Pawn Loans and Revenue Recognition
Our pawn loans are fully collateralized and the carrying values are based on the initial amounts loaned to customers. We record pawn service charges using the effective interest method over the life of the pawn loans for all pawn loans we believe to be collectible. We base our estimate of collectability on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectability and affect our results of operations and financial condition. If a pawn loan is not repaid, the forfeited collateral is recorded as inventory at the lower of the principal balance of the pawn loan or the net realizable value of the item. As of September 30, 2024, consolidated pawn loans outstanding was $274.1 million, of which $107.5 million (39%) is attributable to stores in Texas and $28.6 million (10%) is attributable to stores in Florida. As of September 30, 2023, consolidated pawn loans outstanding was $245.8 million, of which $95.5 million (39%) is attributable to stores in Texas and $25.7 million (10%) is attributable to stores in Florida.

Merchandise Sales Revenue Recognition
Our performance obligations for merchandise sales primarily relate to point in time retail sales in our stores. We recognize the satisfaction of the performance obligations and record merchandise sales revenue and the related costs when merchandise inventory is sold and delivered to the customer or, in the case of a layaway sale, when we receive the final payment. Customer layaway deposits are recorded as liabilities when a customer provides a deposit for merchandise. Customer layaway deposits are generally refundable upon cancellation. Our customer layaway deposits balance as of September 30, 2024, 2023 and 2022 was $21.6 million, $18.9 million and $16.0 million, respectively, and are generally recognized as revenue within a one-year period. Customers have a limited period of time to return merchandise for a refund or exchange, and actual returns for refunds are not material. Sales taxes collected on sales of inventory are excluded from the amounts recognized as merchandise sales and are recorded as “Accounts payable, accrued expenses and other current liabilities” in our Consolidated Balance Sheets until remitted to the appropriate governmental authorities.
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
With respect to our Mexico pawn operations, we do not own the forfeited collateral. However, we assume the risk of loss on such collateral and are solely responsible for its care and disposition and, therefore, record such collateral as inventory in our Consolidated Balance Sheets. As of September 30, 2024 and 2023, inventory related to our Mexico pawn operations was $42.2 million and $31.4 million, respectively.
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
Restricted Cash
As of September 30, 2024 and 2023, restricted cash consists of $0.5 million and $0.3 million, respectively, related to the acquisition of PLO del Bajio S. de. R.L. de C.V. and $8.8 million and $8.1 million, respectively, held in escrow pending the resolution of a pre-closing tax indemnity claim related to the sale of Grupo Finmart.

Investments
We account for our investment in Cash Converters under the equity method. Because the fiscal year of Cash Converters ends three months before our fiscal year, we record our interest from the results of Cash Converters on a three-month lag. Thus, the results of our operations reported for the fiscal years ended September 30, 2024, 2023 and 2022 include our percentage interest in the results of Cash Converters for the twelve-month periods ended June 30, 2024, 2023 and 2022, respectively.
During the first quarter of our fiscal year, we record our percentage interest in the results of Cash Converters for the three months ended December 31 based on an estimate of the results of Cash Converters for the three months ended September 30 of that year. Similarly, during the third quarter of our fiscal year, we record our percentage interest in the results of Cash Converters for the three months ended June 30 using the estimated results of Cash Converters for the three months ended March 31 of that year. Cash Converters files semi-annual financial reports with the Australian Securities & Investments Commission and the Australian Stock Exchange as of and for the periods ended June 30 and December 31. We use these publicly available financial reports to adjust the estimated amounts we recorded. The actual results of Cash Converters may vary from our estimates. Refer to Note 3: Strategic Investments for further details on our investment in Cash Converters.
We account for our investment in Rich Data Corporation (“RDC”) in accordance with ASC 321, Investments — Equity Securities, and we have elected to use the measurement alternative to measure this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. As of September 30, 2024 and 2023, the carrying value of our investment in RDC was $6.2 million.
Refer to Note 3: Strategic Investments for details on our investment in Founders.
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
We do not account for lease and non-lease components separately. Lease components generally include rent, taxes and insurance and non-lease components generally include common area maintenance. Right-of-use assets are tested for impairment in the same manner as long-lived assets. We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. Our operating lease portfolio consists of pawn locations and corporate offices with lease terms ranging from three to ten years, including options to renew. Our financing lease terms range from two to five years. We generally account for the initial lease term of our pawn locations as up to ten years. Our primary corporate office is leased through March 2029 with annual escalating rent payments.
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

Convertible Debt Securities
On October 1, 2021, we early adopted Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815 – 40), (“ASU 2020-06”) on a modified retrospective basis. Under ASU 2020-06, we no longer separate the convertible senior notes into liability and equity components. We recognized a cumulative effect of initially applying the ASU as an adjustment to the October 1, 2021 opening balance of retained earnings. The conversion option that was previously accounted for in equity under the cash conversion model was recombined into the convertible debt outstanding, and as a result, additional paid in capital and the related unamortized debt discount on the convertible senior notes were reduced. The removal of the remaining debt discounts recorded for this previous separation has the effect of increasing our net debt balance. The prior period consolidated financial statements have not been retrospectively adjusted and continue to be reported under the accounting standards in effect for those periods.
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
Foreign currency transaction gains and losses not accounted for as translations are included in “Other (income) expense” in our Consolidated Statements of Operations.
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
Advertising
Advertising costs are expensed as incurred and included primarily within “Store expenses” in our Consolidated Statements of Operations. These costs were $6.2 million, $4.9 million and $2.3 million for fiscal 2024, 2023 and 2022, respectively. During fiscal 2024, 2023 and 2022, we incurred $3.6 million, $2.9 million and $0.3 million, respectively, related to digital advertising. The remaining for each year relates to general advertising costs.
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
Share Repurchases
When treasury shares are retired, the Company allocates the excess of the repurchase price over the par value of shares acquired between additional paid-in capital and retained earnings. The portion allocated to additional paid-in capital is limited to the pro rata portion of additional paid-in capital for the retired treasury shares. Any further excess of the repurchase price is allocated to retained earnings.
Earnings per Share and Common Stock
We compute basic earnings per share based on the weighted average number of shares of common stock outstanding during the period. Upon our adoption of ASU 2020-06 on October 1, 2021, interest charges on the convertible debt are required to be added to net income and we calculate diluted earnings per share during the period using the if-converted method. Diluted net income (loss) and diluted weighted-average shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules. Dilutive potential common shares include outstanding restricted stock awards as well as shares issuable on conversion of our outstanding convertible debt securities. Potential common shares are required to be excluded from the computation of diluted earnings per share if the assumed proceeds upon exercise or vest are greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. There were no participating securities outstanding during fiscal 2024, 2023 and 2022 requiring the application of the two-class method. When we are in a loss position for the period, dilutive securities are excluded from the calculation of earnings per share, as they would have an anti-dilutive effect.
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
Recently Issued Accounting Pronouncements
In October 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (“ASU 2023-06”). ASU 2023-06 will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives and transfers of financial assets. The amendments in this ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) included within segment operating profit or loss. Additionally, the ASU requires a description of how the CODM utilizes segment operating profit or loss to assess segment performance. The requirements of ASU 2023-07 are effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and retrospective application is required for all periods presented. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit and income tax expense or benefit from continuing operations. The requirements of this ASU 2023-09 are effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis. Retrospective application is permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The requirements of ASU 2024-03 are effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all period periods presented in the financial statements. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
NOTE 2: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per common share:

	Fiscal Year Ended September 30,
(in thousands, except per share amounts)	2024	2023	2022

Basic earnings per common share:
Net Income - Basic	$83,095	$38,463	$50,160
Weighted shares outstanding - Basic	54,935	55,586	56,498
Basic earnings per common share	$1.51	$0.69	$0.89

Diluted earnings per common share:
Net Income - Basic	$83,095	$38,463	$50,160
Add: Convertible Notes interest expense, net of tax*	9,947	4,327	7,489
Net Income - Diluted	$93,042	$42,790	$57,649
Weighted shares outstanding - basic	54,935	55,586	56,498
Equity-based compensation awards - effect of dilution**	1,651	1,482	678
Convertible Notes - effect of dilution***	27,862	23,797	25,224
Weighted Shares Outstanding - Diluted	84,448	80,865	82,400
Diluted earnings per common share	$1.10	$0.53	$0.70

Potential common shares excluded from the calculation of diluted earnings per share above:
Convertible Notes***	—	5,596	—
Restricted stock****	782	801	1,975
Total	782	6,397	1,975
*    Effective January 1, 2024, we were required to combination settle the 2024 Convertible Notes. Only the first quarter of 2024 interest expense is included for the year ended September 30, 2024. The year ended September 30, 2023 includes $5.4 million gain on the partial extinguishment of debt, associated with the 2025 Convertible Notes, which was recorded to “Interest expense” in our condensed consolidated statement of operations. See Note 7: Debt for additional information.

**    Includes time-based share-based awards and performance-based awards for which targets for fiscal year tranches have been achieved and vesting is subject only to achievement of service conditions.
***    As we were required to combination settle the 2024 Convertible Notes effective January 1, 2024, only weighted average shares of 883,283 were included until settlement on July 1, 2024. On July 1, 2024, the $34.4 million aggregate principal amount outstanding plus accrued interest was repaid using cash on hand and 77,328 shares of Class A Common Stock, equal to the accreted value, were issued as part of the 2024 Convertible Notes conversion. The 2024 Convertible Notes were considered anti-dilutive in the sequencing calculation for the fiscal year ended September 30, 2023. See Note 7: Debt for conversion price, initial conversion rate and additional information on the 2024 Convertible Notes, 2025 Convertible Notes and 2029 Convertible Notes.
****    Includes antidilutive share-based awards and performance-based share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.
NOTE 3: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of September 30, 2024, we owned 273,939,157 shares, or approximately 43.7%, of Cash Converters. We acquired our original investment in November 2009 and have increased our ownership through the acquisition of additional shares periodically since that time.
We received cash dividends from Cash Converters of $3.5 million, $3.6 million and $3.4 million during the years ended September 30, 2024, 2023 and 2022, respectively. In October 2024, we received a cash dividend of $1.8 million from Cash Converters.
The following tables present summary financial information for Cash Converters’ most recently reported results as applicable after translation to U.S. dollars:

	June 30,
(in thousands)	2024	2023

Current assets	$185,649	$189,563
Non-current assets	133,043	103,595
Total assets	$318,692	$293,158

Current liabilities	$103,771	$97,630
Non-current liabilities	74,010	58,777
Shareholders’ equity	140,911	136,751
Total liabilities and shareholders’ equity	$318,692	$293,158

	Fiscal Year Ended June 30,
(in thousands)	2024	2023	2022

Gross revenues	$251,135	$203,608	$178,215
Gross profit	$152,879	$125,709	$116,106
Net profit (loss)	$11,420	$(65,351)	$8,099
Our equity in Cash Converters’ net income was $5.0 million and $2.9 million in fiscal 2024 and 2022, respectively. Our equity in Cash Converters’ net loss was $28.5 million in fiscal 2023, which includes $32.4 million of our share of their non-cash goodwill impairment charge. Cash Converters’ accumulated undistributed after-tax loss included in our consolidated retained earnings were $14.7 million as of September 30, 2024.
At September 30, 2024, 2023 and 2022, the fair value of our investment in Cash Converters, as estimated by reference to its quoted market price per share, was greater than its carrying value. See Note 4: Fair Value Measurements for the fair value and carrying value of our investment in Cash Converters.
Founders One, LLC
In fiscal 2022, we invested $15.0 million in exchange for a non-redeemable voting participating preferred equity interest in Founders One, LLC (“Founders”), a then newly-formed entity with one other member. In fiscal 2023, we contributed an additional $15.0 million associated with our preferred interest and loaned Founders $15.0 million in exchange for a Demand Promissory Note secured by the common interest held by the other member. In fiscal 2024, we contributed an additional $15.0 million associated with our preferred interest, bringing our total preferred equity investment in Founders to $45.0 million.

We have an interest in Founders, a variable interest entity, but because we are not the primary beneficiary, we do not consolidate Founders. Further, as we are not the appointed manager, we do not have the ability to direct the activities of the investment entity that most significantly impact its economic performance. Consequently, our equity investment in Founders is accounted for utilizing the measurement alternative within ASC 321, Investments — Equity Securities. As of September 30, 2024, our $45.0 million carrying value of the investment and $15.0 million Demand Promissory Note are included in “Other investments” and “Prepaid expenses and other current assets” in our consolidated balance sheets, respectively. As of September 30, 2024, our maximum exposure for losses related to our investment in Founders was our $45.0 million equity investment and $15.0 million Demand Promissory Note plus accrued and unpaid interest. See Note 4: Fair Value Measurements for the fair value and carrying value of our loan to Founders.
NOTE 4: FAIR VALUE MEASUREMENTS
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

	Carrying Value	Estimated Fair Value
	September 30, 2024	September 30, 2024	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$15,722	$15,722	$—	$—	$15,722
Investments in unconsolidated affiliates	13,329	42,496	41,646	—	850
Financial liabilities:
2025 Convertible Notes	$103,072	$100,401	$—	$100,401	$—
2029 Convertible Notes	224,256	273,700	—	273,700	—

	Carrying Value	Estimated Fair Value
	September 30, 2023	September 30, 2023	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable due April 2024	$1,251	$1,251	$—	$—	$1,251
Promissory note receivable from Founders	16,500	16,500	—	—	16,500
Investments in unconsolidated affiliate	10,987	35,998	35,998	—	—
Financial liabilities:
2024 Convertible Notes	$34,265	$35,765	$—	$35,765	$—
2025 Convertible Notes	102,563	96,137	—	96,137	—
2029 Convertible Notes	223,284	224,112	—	224,112	—
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
In fiscal 2023, we loaned $15.0 million to Founders in exchange for a Demand Promissory Note secured by the common interest in Founders held by the other member. As of September 30, 2024, the interest rate on the note was 15.00% per annum, and all principal and accrued interest is due on demand. Based primarily on the short-term nature of the note, we estimate that its carrying value approximates fair value as of September 30, 2024.
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
In fiscal 2019, we received $1.1 million in previously escrowed seller funds as a result of settling certain indemnification claims with the seller of GPMX. In April 2019, we loaned the $1.1 million back to the seller of GPMX in exchange for a promissory note. The interest rate on the note was 2.89% per annum and was secured by certain marketable securities owned by the seller and held in a U.S. brokerage account. All principal and accrued interest on the promissory note was received in April 2024.
See “Note 10: Leases” for discussion on the non-recurring fair value adjustment related to our corporate office lease during fiscal 2023.
NOTE 5: PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows:

	September 30,
	2024			2023
(in thousands)	Carrying Amount	Accumulated Depreciation	Net Book Value	Carrying Amount	Accumulated Depreciation	Net Book Value

Land	$4	$—	$4	$4	$—	$4
Buildings and improvements	145,001	(105,337)	39,664	146,687	(109,710)	36,977
Furniture and equipment	100,823	(74,882)	25,941	164,818	(133,870)	30,948
Software	34,886	(34,522)	364	33,952	(33,785)	167
	$280,714	$(214,741)	$65,973	$345,461	$(277,365)	$68,096
The depreciation of property and equipment is recorded as depreciation expense and included under “Depreciation and amortization” recorded in our Consolidated Statements of Operations. These amounts were $21.5 million, $22.1 million and $20.4 million for fiscal 2024, 2023 and 2022, respectively.
NOTE 6: GOODWILL AND INTANGIBLE ASSETS
We evaluate goodwill for impairment annually on September 30 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired.
As of September 30, 2024, we assessed qualitative and quantitative factors and determined that it was not more-likely-than-not that the fair values of our reporting units were less than their carrying values as of the testing date. As a result of our assessment, no goodwill impairment charge was recorded during the fiscal year ended September 30, 2024. There was no impairment charge recorded during the fiscal years ended September 30, 2023 and 2022. Accumulated goodwill impairment losses of $41.3 million were recorded prior to 2022 associated with the U.S. Pawn ($10.0 million) and Latin America Pawn ($31.3 million) segments because of the impact of the COVID-19 pandemic on typical customer behavior, which led to a significant decline in pawn loan balances and the mandated closure of stores in our GPMX countries.
The following table presents the changes in the carrying value of goodwill by segment:

(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2022	$245,503	$41,325	$286,828
Acquisitions(a)	10,439	—	10,439
Effect of foreign currency translation changes	—	5,105	5,105
Balances as of September 30, 2023	$255,942	$46,430	$302,372
Acquisitions(a)	8,486	—	8,486
Effect of foreign currency translation changes	—	(4,380)	(4,380)
Balances as of September 30, 2024	$264,428	$42,050	$306,478
(a) Amount represents goodwill recognized in connection with acquisitions within the U.S. Pawn segment that were immaterial, individually and in the aggregate, and we have therefore omitted certain disclosures.

As of September 30, 2024, we assessed qualitative and quantitative factors and determined that it was not more-likely-than-not that the fair values of our indefinite-lived intangible assets were less than their carrying values.
The following table presents the balance of each major class of intangible assets:

	September 30,
(in thousands)	2024	2023

Non-amortizing intangible assets:
Trade names	$18,771	$19,793
Pawn licenses	9,534	9,535
	$28,305	$29,328

Amortizing intangible assets:
Internally developed software	$103,428	$89,488
Accumulated amortization	(73,318)	(60,628)
	$30,110	$28,860

Other	$2,303	$2,346
Accumulated amortization	(2,267)	(2,318)
	$36	$28
Intangible assets, net	$58,451	$58,216
The amortization of most definite-lived intangible assets is recorded as amortization expense and included under “Depreciation and amortization” expense in our Consolidated Statements of Operations. These amounts were $11.6 million, $10.0 million and $11.7 million for fiscal 2024, 2023 and 2022, respectively.
A charge of $2.4 million was recorded during fiscal 2022 to ”General and administrative” expenses in our Consolidated Statements of Operations related to an asset write-down associated with an information technology software infrastructure migration.
As of September 30, 2024, our estimate of future amortization expense for definite-lived intangible assets is as follows (in thousands):

2025	$10,674
2026	8,257
2027	6,008
2028	3,485
2029	1,708
Thereafter	14
$30,146
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
NOTE 7: DEBT
The following table presents the Company’s debt instruments outstanding:

	September 30, 2024			September 30, 2023
(in thousands)	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount

2029 Convertible Notes	$230,000	$(5,744)	$224,256	$230,000	$(6,716)	$223,284
2025 Convertible Notes	103,373	(301)	103,072	103,373	(810)	102,563
2024 Convertible Notes	—	—	—	34,389	(124)	34,265
Total	$333,373	$(6,045)	$327,328	$367,762	$(7,650)	$360,112
Less current portion	103,373	(301)	103,072	34,389	(124)	34,265
Total long-term debt	$230,000	$(5,744)	$224,256	$333,373	$(7,526)	$325,847

The following table presents the Company’s contractual maturities related to the debt instruments as of September 30, 2024

	Schedule of Contractual Maturities
(in thousands)	2029 Convertible Notes	2025 Convertible Notes	Total

Fiscal 2025	$—	$103,373	$103,373
Fiscal 2026	—	—	—
Fiscal 2027	—	—	—
Fiscal 2028	—	—	—
Fiscal 2029	—	—	—
Thereafter	230,000	—	230,000
Total long-term debt	$230,000	$103,373	$333,373
The following table presents the Company’s interest expense related to the Convertible Notes:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022

2029 Convertible Notes:
Contractual interest expense	$8,625	$6,900	$—
Amortization of deferred financing costs	972	742	—
Total interest expense	$9,597	$7,642	$—
2025 Convertible Notes:
Contractual interest expense	$2,455	$2,779	$4,097
Amortization of deferred financing costs	509	559	797
Gain on extinguishment	—	(5,389)	—
Total interest expense	$2,964	$(2,051)	$4,894
2024 Convertible Notes:
Contractual interest expense	$742	$1,609	$4,133
Amortization of deferred financing costs	124	260	635
Loss on extinguishment	—	8,935	—
Total interest expense	$866	$10,804	$4,768
3.750% Convertible Senior Notes Due 2029
In December 2022, we issued $230.0 million aggregate principal amount of 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”), for which $230.0 million remains outstanding as of September 30, 2024. The 2029 Convertible Notes were issued pursuant to an indenture dated December 12, 2022 (the “2022 Indenture”) by and between the Company and Truist Bank, as trustee. The 2029 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2029 Convertible Notes pay interest semi-annually in arrears at a rate of 3.750% per annum on June 15 and December 15 of each year, commencing June 15, 2023, and mature on December 15, 2029 (the “2029 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2029 Convertible Notes will be entitled to receive cash equal to the principal of the 2029 Convertible Notes plus accrued interest.
The effective interest rate for fiscal 2024 was approximately 4.28%. As of September 30, 2024, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2029 Maturity Date assuming no early conversion.
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
As of September 30, 2024, the 2029 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2029 Convertible Notes was classified as a non-current liability in our Consolidated Balance Sheets as of September 30, 2024. The classification of the 2029 Convertible Notes as current or non-current in the Consolidated Balance Sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.
If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2029 Convertible Notes as a current liability in the Consolidated Balance Sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2029 Maturity Date, we will classify our net liability under the 2029 Convertible Notes as a non-current liability in the Consolidated Balance Sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2029 Convertible Notes prior to maturity, any unamortized debt issuance costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2024, we would have recorded an expense associated with the conversion, comprised of $5.7 million of unamortized debt issuance costs. As of September 30, 2024, none of the note holders had elected to convert their 2029 Convertible Notes.
The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of September 30, 2024. As of September 30, 2024, the if-converted value of the 2029 Convertible Notes did not exceed the principal amount.
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
2.375% Convertible Senior Notes Due 2025
In May 2018, we issued $172.5 million aggregate principal amount of 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”), for which $103.4 million remains outstanding as of September 30, 2024. The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the “2018 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2018 Indenture. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the “2025 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date.
The effective interest rate for fiscal 2024 was approximately 2.88% for the 2025 Convertible Notes. As of September 30, 2024, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2025 Maturity Date assuming no early conversion.

The 2025 Convertible Notes are convertible based on an initial conversion rate of 62.8931 shares of Class A Common Stock per $1,000 principal amount (equivalent to an initial conversion price of $15.90 per share). The conversion rate will not be adjusted for any accrued and unpaid interest. The 2025 Convertible Notes contain certain make-whole fundamental change premiums and customary anti-dilution adjustments. Upon conversion prior to November 1, 2024, we could settle in cash, shares of Class A Common Stock or any combination thereof, at our election.
Prior to November 1, 2024, the 2025 Convertible Notes were convertible at the option of the holders only upon certain conditions, none of which were met. On or after November 1, 2024 until the close of business on the business day immediately preceding the 2025 Maturity Date, holders of 2025 Convertible Notes may, at their option, convert their 2025 Convertible Notes at any time. Conversions occurring on or after November 1, 2024, are settled in a combination of cash and shares of Class A Common Stock, unless, by November 1, 2024, we elect another settlement method. Pursuant to the terms of the 2018 Indenture, we have elected to settle any conversions of the 2025 Convertible Notes using shares of Class A Common Stock (physical settlement). On October 28, 2024, we provided notice of that election to the trustee.
Given the 2025 Maturity Date of May 1, 2025, the net balance of the 2025 Convertible Notes was classified as a current liability in our Consolidated Balance Sheets as of September 30, 2024. If the note holders elect to convert their 2025 Convertible Notes prior to maturity, any unamortized debt issuance costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on September 30, 2024, we would have recorded an expense associated with the conversion, comprised of $0.3 million of unamortized debt issuance costs. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of September 30, 2024. As of September 30, 2024, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount and none of the note holders had elected to convert their 2025 Convertible Notes.
2.875% Convertible Senior Notes Due 2024
In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”), none of which remain outstanding as of September 30, 2024. The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the “2017 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2017 Indenture. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes paid interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and matured on July 1, 2024 (the “2024 Maturity Date”). On July 1, 2024, the $34.4 million aggregate principal amount outstanding plus accrued interest was repaid using cash on hand and 77,328 Class A Common Stock shares, equal to the accreted value, were issued as part of the 2024 Convertible Notes conversion.
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
The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board has reserved the right to modify, suspend or terminate the program at any time. As of September 30, 2024, we had repurchased and retired 2,845,548 shares of our Class A Common Stock for $26.0 million under the Common Stock Repurchase Program, of which 1,218,503 and 1,389,102 shares were repurchased and retired for $12.0 million during the fiscal years ended September 30, 2024 and 2023, respectively. The repurchase amount is allocated between “Additional paid-in capital” and “Retained earnings” in our Consolidated Balance Sheets.
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
2022 LTI Plan
On March 1, 2022, we adopted the 2022 Long-Term Incentive Plan (the “2022 LTI Plan”), which gives us the ability to grant equity-based incentive compensation awards, in the form of restricted stock or restricted stock units, to our employees, members of the Board of Directors and consultants, independent contractors or advisors who are determined to have a direct and significant effect on the Company’s performance. The total number of shares of Class A Common Stock that may be issued pursuant to awards under the 2022 LTI Plan (“Authorized Shares”) is such number that is from time to time approved by the holder of the Company’s Class B Voting Common Stock (the “Voting Stockholder”). At the time the 2022 LTI Plan was adopted, 400,000 shares of our Class A Common Stock were added as Authorized Shares. That number was increased to 1,900,000 in October 2022, to 3,300,000 in November 2023 and to 4,150,000 in October 2024. At any time, the number of shares that are available for issuance under future awards (“Available Shares”) is equal to the number of Authorized Shares reduced by the number of shares previously issued and the number of shares that may be issued under outstanding awards. The number of Available Shares is increased for shares covered by awards that are forfeited, cancelled or otherwise terminated without the issuance of shares or shares that are withheld at the request of a participant to satisfy such participant’s tax withholding obligations.
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
Board of Director Awards
Immediately after our 2024 Annual Meeting of Stockholders in March 2024, we granted each of the five non-employee directors a restricted stock award of 15,037 shares (75,185 shares in total). Those shares are scheduled to vest on the day immediately preceding the 2025 Annual Meeting of Stockholders (but in no event later than March 31, 2025), subject only to service conditions.
In March 2023, we granted each of the five non-employee directors a restricted stock award of 18,038 shares (90,190 shares in total). Those shares vested on the day immediately preceding the 2024 Annual Meeting of Stockholders in March 2024.
In March 2022, we granted each of the five non-employee directors a restricted stock award of 26,490 shares (132,450 shares in total). Those shares vested on the day immediately preceding the 2023 Annual Meeting of Stockholders in March 2023.
In February 2021, we granted each of the four non-employee directors serving at that time a restricted stock award of 31,936 shares (127,744 shares in total). Those shares vested on the day immediately preceding our 2022 Annual Meeting of Stockholders in March 2022.

Employee Awards
FY24 Awards — In November 2023, we granted restricted stock unit awards of a total of 995,759 shares to our executive officers and other key employees. These awards were issued as part of our annual LTI program for fiscal 2024. The awards have a three-year performance period consisting of fiscal 2024, fiscal 2025 and fiscal 2026. For each award, 60% of the total number of shares was allocated equally among the three fiscal years in the performance period (20% each), with each tranche having separate performance conditions. In addition, 20% of the total number of shares was allocated to a three-year cumulative performance condition applicable to the entire three-year performance period, and 20% was subject only to continued service. The number of shares available to vest from each performance-based tranche can range from 0 to 150% and is dependent on the achievement of the performance conditions for that tranche. All of the performance-based shares that become available to vest based on the achievement of the performance conditions, along with the time-based tranche, will vest on September 30, 2026, so long as the participant continues active employment with the Company through that date. Performance targets for the fiscal 2024 tranche and the three-year cumulative tranche were determined and communicated at the time of grant. Grant dates for the fiscal 2025 and fiscal 2026 tranches will be determined when the applicable performance targets are established for those tranches. As of September 30, 2024, we considered the performance targets for the fiscal 2024 tranche to be probable of achievement at the 133% level and the cumulative performance target for the three-year cumulative tranche to be probable of achievement at the 100% level. During fiscal 2024, we granted restricted stock unit awards of an additional 17,524 shares to key employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in November 2023.

FY23 Awards — In October 2022, we granted restricted stock unit awards of a total of 912,524 shares to our executive officers and other key employees. These awards were issued as part of our annual LTI program for fiscal 2023. The awards have a three-year performance period consisting of fiscal 2023, fiscal 2024 and fiscal 2025. For each award, 60% of the total number of shares was allocated equally among the three fiscal years in the performance period (20% each), with each tranche having separate performance conditions. In addition, 20% of the total number of shares was allocated to a three-year cumulative performance condition applicable to the entire three-year performance period, and 20% was subject only to continued service. The number of shares available to vest from each performance-based tranche can range from 0 to 150% and is dependent on the achievement of the performance conditions for that tranche. All of the performance-based shares that become available to vest based on the achievement of the performance conditions, along with the time-based tranche, will vest on September 30, 2025, so long as the participant continues active employment with the Company through that date. Performance targets for the fiscal 2023 tranche and the three-year cumulative tranche were determined and communicated at the time of grant. Grant dates for the fiscal 2024 and fiscal 2025 tranches correspond to the establishment and communication of the applicable performance targets for those tranches. As of September 30, 2023, we considered the performance targets for the fiscal 2023 tranche to be probable of achievement at the 147% level, and as of September 30, 2024, we considered the performance targets for the fiscal 2024 tranche to be probable of achievement at the 133% level, and the cumulative performance target for the three-year cumulative tranche to be probable of achievement at the 150% level. During fiscal 2023, we granted restricted stock unit awards of an additional 8,036 shares to key employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in October 2022.
FY22 Awards — In October and November 2021, we granted restricted stock unit awards of a total of 981,327 shares to our executive officers and other key employees. These awards were issued as part of our annual LTI program for fiscal 2022. The awards have a three-year performance period consisting of fiscal 2022, fiscal 2023 and fiscal 2024. For each award, the total number of shares was allocated equally among the three fiscal years in the performance period, with each tranche having separate performance conditions. The number of shares available to vest from each tranche can range from 0 to 150% and is dependent on the achievement of the performance condition for that tranche. All of the shares that become available to vest based on the achievement of the performance conditions will vest on September 30, 2024, so long as the participant continues active employment with the Company through that date. Performance targets for the fiscal 2022 tranche were determined and communicated at the time of grant. Grant dates for the other two tranches correspond to the establishment and communication of the applicable performance targets for these tranches. As of September 30, 2022, we considered the performance targets for the fiscal 2022 tranche to be probable of achievement at the 150% level, as of September 30, 2023, we considered the performance targets for the fiscal 2023 tranche to be probable of achievement at the 147% level, and as of September 30, 2024, we considered the performance targets for the fiscal 2024 tranche to be probable of achievement at the 133% level. During fiscal 2022, we granted restricted stock unit awards of an additional 161,265 shares to executive officers and other key employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in October and November 2021.
In October 2021, we granted a restricted stock award of 29,722 shares to an executive officer as a special performance and retention award. This awards vested ratably over three years (fiscal 2022, fiscal 2023 and fiscal 2024).

FY21 Awards — In February 2021, we granted restricted stock units of a total of 1,177,214 shares to our executive officers and other key employees. The awards have a three-year performance period consisting of fiscal 2021, fiscal 2022 and fiscal 2023. For each award, the total number of shares was allocated equally among the three fiscal years in the performance period, with each tranche having separate performance conditions. The number of shares available to vest from each tranche can range from 0 to 150% and is dependent on the achievement of the performance condition for that tranche. All of the shares that became available to vest based on the achievement of the performance conditions vested on September 30, 2023, for participants whose active employment with the Company continued through that date. Performance targets for the fiscal 2021 tranche were determined and communicated in February 2021, and performance targets for the fiscal 2022 tranche were determined and communicated in October 2021, and performance targets for the fiscal 2023 tranche were determined and communicated in October 2022. As of September 30, 2021, we considered the performance targets for the fiscal 2021 tranche to be probable of achievement at the 150% level, as of September 30, 2022, we considered the performance targets for the fiscal 2022 tranche to be probable of achievement at the 150% level, and as of September 30, 2023, we considered the performance targets for the fiscal 2023 tranche to be probable of achievement at the 135% level. During fiscal 2021, we granted restricted stock unit awards of an additional 4,722 shares of restricted stock to employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in February 2021. All of these awards vested in November 2023, after the Committee determined that the performance conditions had been met.
FY20 Awards — In January 2020, the Committee approved restricted stock unit awards for executive officers and key employees, but did not finalize the performance targets at that time. In January 2021, the Committee approved the applicable performance targets and we granted restricted stock unit awards of a total of 550,224 shares of restricted stock to employees. We consider the awards to have a three-year performance period consisting of fiscal 2020, fiscal 2021 and fiscal 2022, with a service condition applicable to fiscal 2020 and then separate performance conditions applicable to fiscal 2021 and 2022. For each award, the total number of shares was allocated equally among fiscal 2021 and fiscal 2022, with each tranche having separate performance conditions. The number of shares available to vest from each tranche was dependent on the achievement of the performance condition for that tranche and could range from 0 to 100%. All of the shares that became available to vest based on the achievement of the performance conditions vested on September 30, 2022, for participants whose active employment with the Company continued through that date. Performance targets for the fiscal 2021 tranche were communicated in January 2021, and performance targets for the fiscal 2022 tranche were determined and communicated in October 2021. As of September 30, 2021, we considered the performance targets for the fiscal 2021 tranche to be probable of achievement at the 100% level, and as of September 30, 2022, we considered the performance targets for the fiscal 2022 tranche to be probable of achievement at the 100% level. All of these awards vested in November 2022, after the Committee determined that the performance conditions had been met.
As of September 30, 2024, the unamortized fair value of share awards to be amortized over their remaining vesting periods was approximately $11.6 million. The weighted-average period over which these costs will be amortized is approximately two years.
The following table presents amounts related to our stock compensation arrangements:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022

Share-based compensation costs	$10,406	$9,539	$5,053
Income tax benefit on share-based compensation	(1,071)	(1,125)	(557)
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2023	2,555,899	$6.80
Granted (a)	1,442,461	7.59
Released (b)	(1,235,235)	5.28
Cancelled	(63,211)	7.32
Outstanding as of September 30, 2024	2,699,914	$7.91
(a) Includes performance adjustment of 353,993 shares awarded above their target grants resulting from the achievement of performance targets established at the grant date.
(b) 380,931 shares were withheld to satisfy related income tax withholding.
The following table presents a summary of the fair value of shares granted:

	Fiscal Year Ended September 30,
(in millions except per share amounts)	2024	2023	2022

Weighted average grant date fair value per share granted (a)	$7.59	$7.82	$7.24
Total market value of shares released	$10.7	$4.7	$3.7
(a) Awards with performance and time-based vesting provisions are generally valued based upon the underlying share price as of the issuance date.

Other
We have not declared or paid any dividends and currently do not anticipate paying any dividends in the immediate future. As described in Note 7: Debt, payment of a dividend requires an adjustment to the conversion rate of our Convertible Notes. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.
NOTE 9: INCOME TAXES
The following table presents the components of our income before income taxes, including inter-segment amounts:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022

Domestic*	$82,703	$26,209	$49,937
Foreign	32,905	25,424	17,776
	$115,608	$51,633	$67,713
*    Includes the majority of our corporate administrative costs. See Note 12: Segment Information for information pertaining to segment contribution.
The following table presents the significant components of the income tax provision:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022

Current:
Federal	$20,176	$18,753	$9,465
State and foreign	10,983	7,219	3,143
	31,159	25,972	12,608
Deferred:
Federal	(1,719)	(11,182)	983
State and foreign	3,073	(1,620)	3,962
	1,354	(12,802)	4,945
Total income tax expense	$32,513	$13,170	$17,553

The following table presents a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022

Income tax expense (benefit) at the federal statutory rate	$24,278	$10,843	$14,223
State taxes, net of federal benefit	3,421	1,814	1,728
Mexico inflation adjustment	(2,154)	(1,787)	(2,089)
Non-deductible items	4,169	2,655	1,705
Foreign rate differential	2,098	2,381	1,306
Change in valuation allowance	(411)	311	660
Stock compensation	(202)	(62)	(161)
Uncertain tax positions	(198)	(174)	(2,025)
Foreign withholding tax	998	—	—
Deferred tax true-up	587	(165)	3,811
Dividends received deduction	(742)	(754)	(699)
Non-deductible loss on debt restructuring	—	1,710	—
U.S. GAAP/statutory book adjustments	(239)	(1,143)	—
Other	908	(2,459)	(906)
Total income tax expense	$32,513	$13,170	$17,553
Effective tax rate	28%	26%	26%

The following table shows significant components of our deferred tax assets and liabilities:

	September 30,
(in thousands)	2024	2023

Deferred tax assets:
Cash Converters	$20,051	$20,364
Tax over book inventory	8,595	8,186
Accrued liabilities	7,958	7,689
Pawn service charges receivable	3,182	2,764
Stock compensation	1,718	1,645
Foreign tax credit	1,696	1,696
State and foreign net operating loss carryforwards	13,030	14,547
Book over tax depreciation	7,052	7,298
Operating lease liabilities	52,444	56,720
Other	6,510	7,612
Total deferred tax assets before valuation allowance	122,236	128,521
Valuation allowance	(15,685)	(16,885)
Total deferred tax assets, net	106,551	111,636
Deferred tax liabilities:
Tax over book amortization	31,436	30,906
Right-of-use assets, net	49,747	53,366
Prepaid expenses	2,086	2,097
Total deferred tax liabilities	83,269	86,369
Net deferred tax asset	$23,282	$25,267
As of September 30, 2024, we had state net operating loss carryforwards of approximately $5.2 million, which begin to expire in 2025 if not utilized. We also had foreign net operating loss carryforwards of $47.1 million, which will begin to expire in 2030 if not utilized. Additionally, we have a $1.7 million foreign tax credit that will expire between 2025 to 2026 if not utilized.
Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. The Company has elected to account for the tax on GILTI as a period cost and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries. As of September 30, 2024, tax in amount of $0.7 million has been accrued for estimated tax on GILTI that will be due. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance has been established to offset certain state and foreign net operating loss carryforwards and foreign tax credit carryforwards that are not more likely than not to be utilized prior to expiration. The valuation allowance decreased by $1.2 million in fiscal 2024, primarily due to the release of valuation allowance associated with net operating losses no longer available for use. We believe our results from future operations will generate sufficient taxable income in the appropriate jurisdictions such that it is more likely than not that the remaining deferred tax assets will be realized.
Deferred taxes are not provided for undistributed earnings of foreign subsidiaries of approximately $98.2 million which are intended to be reinvested outside of the U.S. Accordingly, no provision for foreign withholding taxes associated with a distribution of those earnings has been made. We estimate that, upon distribution of our share of these earnings, we would be subject to withholding taxes of approximately $5.0 million as of September 30, 2024. We provided deferred income taxes on all undistributed earnings from Cash Converters. After extensive search for multi-store acquisitions in Guatemala, in the fourth quarter of fiscal 2024, we altered our Guatemala growth strategy to a focus on organic growth of existing stores, denovos and potentially small acquisitions. As a result, we provided for applicable foreign withholding taxes on $20 million of undistributed foreign earnings and recorded a liability of $1.0 million.
The following table presents a roll-forward of unrecognized tax benefits:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022

Beginning balance	$3,293	$3,568	$4,763
Increase for tax positions taken during a prior period	223	396	547
Decrease for tax positions taken during a prior period	(337)	(259)	—
Decrease for tax positions as a result of the lapse of the statute of limitations	(378)	(412)	(1,742)
Ending balance	$2,801	$3,293	$3,568
All of the above unrecognized tax benefits, if recognized, would impact our effective tax rate for the respective period of each ending balance. The statute of limitations will expire within the next twelve months with respect to approximately $0.7 million of foreign uncertain tax positions.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2024, we recognized income tax expense of $0.5 million offset by the reversal of previously accrued interest and penalties of $0.4 million due to the lapse of the statute of limitations on the associated tax position and income tax expense of $0.2 million during 2023 and an income tax benefit of $0.8 million during 2022, related to interest and penalties. The total amount of accrued interest and penalties was $0.8 million, $0.7 million and $1.0 million in 2024, 2023 and 2022, respectively.
We are subject to U.S., Mexico, Canada, Guatemala, Honduras, El Salvador, Peru, United Kingdom, and the Netherlands income taxes as well as income taxes levied by various state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2018. We believe that adequate provisions have been made for any adjustments that may result from tax examinations.
NOTE 10: LEASES
The table below presents balances of our lease assets and liabilities and their balance sheet locations for both operating and financing leases:

(in thousands)	Balance Sheet Location	September 30, 2024	September 30, 2023

Lease assets:
Operating lease right-of-use assets	Right-of-use assets, net	$226,602	$234,388
Financing lease assets	Other assets, net	1,559	2,178
Total lease assets		$228,161	$236,566

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$58,998	$57,182
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	570	530
Total current lease liabilities		$59,568	$57,712

Non-current:
Operating Lease liabilities	Operating lease liabilities	$180,616	$193,187
Financing lease liabilities	Other long-term liabilities	1,110	1,715
Total non-current lease liabilities		$181,726	$194,902
Total lease liabilities		$241,294	$252,614
The table below provides major components of our lease costs:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022

Operating lease cost:
Operating lease cost *	$79,184	$74,086	$67,414
Variable lease cost	17,732	16,315	15,229
Total operating lease cost	$96,916	$90,401	$82,643

Financing lease cost:
Amortization of financing lease assets	$568	$327	$3
Interest on financing lease liabilities	215	145	1
Total financing lease cost	$783	$472	$4
Total lease cost	$97,699	$90,873	$82,647
* Includes a reduction for sublease rental income of $3.1 million, $3.7 million and $3.6 million for fiscal years ending September 2024, 2023 and 2022, respectively.

Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in “Store expenses” and “General and administrative” expense, based on the underlying lease use. Cash paid for operating leases was $79.7 million, $76.7 million and $72.3 million for the fiscal years ended September 30, 2024, 2023 and 2022, respectively. Cash paid for principal and interest on finance leases was $0.5 million and $0.2 million respectively, for the fiscal year ended September 30, 2024, and $0.3 million and $0.1 million, respectively, for the fiscal year ended September 30, 2023. There was no cash paid for finance leases for the fiscal year ended September 30, 2022.
The weighted- average term and discount rates for leases are as follows:

	Fiscal Year Ended September 30,
	2024	2023
Weighted-average remaining lease term (years):
Operating leases	4.81	4.97
Financing leases	2.77	3.67

Weighted-average discount rate:
Operating leases	8.30%	8.51%
Financing leases	11.14%	11.14%
As of September 30, 2024, maturities of lease liabilities under ASC 842 by fiscal year were as follows (in thousands):

	Operating Leases	Financing Leases
Fiscal 2025	$75,923	$716
Fiscal 2026	65,945	733
Fiscal 2027	51,645	469
Fiscal 2028	36,755	37
Fiscal 2029	23,146	1
Thereafter	38,010	—
Total lease liabilities	$291,424	$1,956
Less: portion representing imputed interest	51,810	276
Total net lease liabilities	$239,614	$1,680
Less: current portion	58,998	570
Total long term net lease liabilities	$180,616	$1,110
In December 2014, we entered into a non-cancelable 13-year operating lease for our corporate offices, with rent payments beginning February 2016 and ending March 2029. Annual rent, net of square footage subsequently terminated as a result of negotiations with the landlord, escalate from $2.5 million at lease inception to $3.9 million in the terminal year of the lease.
The lease includes two five-year extension options at the end of the initial lease term. The estimated minimum future rental payments under the lease are approximately $15.4 million as of September 30, 2024. As of September 30, 2024, we have subleases in place for a portion of our corporate operating office lease for estimated minimum future sublease payments of approximately $5.1 million.
In fiscal 2023, we assessed the recoverability of the right-of-use asset for our corporate office, primarily due to the termination of a significant sublease. We determined the undiscounted cash flows of the relative corporate lease and sublease did not exceed the net book value of the right-of-use asset. We then determined the fair value of the corporate lease and sublease did not exceed the book value of the right-of-use asset, and an impairment charge of $4.3 million was recorded in fiscal 2023 to “Impairment of other assets” in the Consolidated Statements of Operations.
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
We recorded $55.3 million, $66.5 million and 69.4 million in non-cash additions to our operating right-of-use assets and lease liabilities for the fiscal year ended September 30, 2024, 2023 and 2022, respectively. We recorded $0.2 million and $2.5 million in non-cash additions to our finance right-of-use assets and lease liabilities for the year ended September 30, 2024 and 2023, respectively.

NOTE 11: CONTINGENCIES
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
NOTE 12: SEGMENT INFORMATION
Our operations are primarily managed on a geographical basis and consist of three reportable segments. The factors for determining our reportable segments include the manner in which our chief operating decision maker (“CODM”) evaluates performance for purposes of allocating resources and assessing performance.
We currently report our segments as follows:
•U.S. Pawn — All pawn activities in the United States.
•Latin America Pawn — All pawn activities in Mexico and other parts of Latin America.
•Other Investments — Primarily our equity interest in Cash Converters and our investment in and notes receivable from Founders.
There are no inter-segment revenues presented below, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements.
The following income (loss) before income taxes tables present revenue for each reportable segment, disaggregated revenue within our reportable segments and Corporate, segment profits and segment contribution.

	Fiscal Year Ended September 30, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$459,251	$204,485	$—	$663,736	$—	$663,736
Jewelry scrapping sales	54,344	6,738	—	61,082	—	61,082
Pawn service charges	322,362	114,183	—	436,545	—	436,545
Other revenues	126	78	35	239	—	239
Total revenues	836,083	325,484	35	1,161,602	—	1,161,602
Merchandise cost of goods sold	288,894	138,509	—	427,403	—	427,403
Jewelry scrapping cost of goods sold	45,926	6,000	—	51,926	—	51,926
Gross profit	501,263	180,975	35	682,273	—	682,273
Segment and corporate expenses (income):
Store expenses	325,816	135,239	—	461,055	—	461,055
General and administrative	—	—	—	—	75,557	75,557
Impairment of other assets	—	—	—	—	843	843
Depreciation and amortization	10,147	8,865	—	19,012	14,057	33,069
Loss (gain) on sale or disposal of assets and other	3	(140)	—	(137)	121	(16)
Other operating income	—	—	—	—	(765)	(765)
Interest expense	—	—	—	—	13,585	13,585
Interest income	—	(1,612)	(2,422)	(4,034)	(6,541)	(10,575)
Equity in net (income) loss of unconsolidated affiliates	—	—	(4,993)	(4,993)	282	(4,711)
Other income	7	(218)	—	(211)	(1,166)	(1,377)
Segment contribution	$165,290	$38,841	$7,450	$211,581
Income (loss) before income taxes				$211,581	$(95,973)	$115,608

	Fiscal Year Ended September 30, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$432,578	$182,868	$—	$615,446	$—	$615,446
Jewelry scrapping sales	43,305	6,223	—	49,528	—	49,528
Pawn service charges	285,919	97,853	—	383,772	—	383,772
Other revenues	119	121	55	295	—	295
Total revenues	761,921	287,065	55	1,049,041	—	1,049,041
Merchandise cost of goods sold	267,874	126,905	—	394,779	—	394,779
Jewelry scrapping cost of goods sold	37,709	6,715	—	44,424	—	44,424
Gross profit	456,338	153,445	55	609,838	—	609,838
Segment and corporate expenses (income):
Store expenses	299,319	119,255	—	418,574	—	418,574
General and administrative	—	(3)	—	(3)	67,532	67,529
Impairment of other assets	—	—	—	—	4,343	4,343
Depreciation and amortization	10,382	9,191	—	19,573	12,558	32,131
Loss (gain) on sale or disposal of assets and other	115	(289)	—	(174)	382	208
Other operating Income	—	(5,097)	—	(5,097)	—	(5,097)
Interest expense	—	—	—	—	16,456	16,456
Interest income	(2)	(1,139)	(1,500)	(2,641)	(4,829)	(7,470)
Equity in net loss of unconsolidated affiliates	—	—	28,459	28,459	—	28,459
Other (income) expense	—	(131)	31	(100)	3,172	3,072
Segment contribution	$146,524	$31,658	$(26,935)	$151,247
Income (loss) before income taxes				$151,247	$(99,614)	$51,633

	Fiscal Year Ended September 30, 2022
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$391,958	$140,928	$—	$532,886	$—	$532,886
Jewelry scrapping sales	25,739	6,294	—	32,033	—	32,033
Pawn service charges	240,982	79,883	—	320,865	—	320,865
Other revenues	83	247	111	441	—	441
Total revenues	658,762	227,352	111	886,225	—	886,225
Merchandise cost of goods sold	230,241	99,141	—	329,382	—	329,382
Jewelry scrapping cost of goods sold	22,755	5,941	—	28,696	—	28,696
Gross profit	405,766	122,270	111	528,147	—	528,147
Segment and corporate expenses (income):
Store expenses	266,114	91,303	—	357,417	—	357,417
General and administrative	—	—	—	—	64,342	64,342
Depreciation and amortization	10,552	7,913	—	18,465	13,675	32,140
Loss (gain) on sale or disposal of assets	51	(37)	—	14	(688)	(674)
Interest expense	—	—	—	—	9,972	9,972
Interest income	(2)	(815)	—	(817)	—	(817)
Equity in net income of unconsolidated affiliates	—	—	(1,779)	(1,779)	—	(1,779)
Other (income) expense	—	(148)	52	(96)	(71)	(167)
Segment contribution	$129,051	$24,054	$1,838	$154,943
Income (loss) before income taxes				$154,943	$(87,230)	$67,713

The following table presents separately identified segment assets:

(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments(a)	Corporate	Total

Assets as of September 30, 2024
Pawn loans	$214,306	$59,778	$—	$—	$274,084
Pawn service charges receivable, net	39,194	4,819	—	—	44,013
Inventory, net	138,624	53,299	—	—	191,923
Total assets	1,009,226	311,824	79,421	92,766	1,493,237

Assets as of September 30, 2023
Pawn loans	$190,624	$55,142	$—	$—	245,766
Pawn service charges receivable, net	34,318	4,567	—	—	38,885
Inventory, net	128,901	37,576	—	—	166,477
Total assets	984,539	313,164	63,707	106,301	1,467,711
(a) Segment assets as of September 30, 2023 have been recast to conform to current year presentation as CCV no longer meets the 10 percent threshold to be considered its own segment
The following tables provide geographic information:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022

Revenues:
United States	$836,083	$761,921	$658,762
Mexico	247,613	223,765	173,122
Other Latin America	77,871	63,300	54,230
Other Investments	35	55	111
Total revenues	$1,161,602	$1,049,041	$886,225

	September 30,
(in thousands)	2024	2023

Property and equipment, net:
United States	$35,634	$37,695
Mexico	21,839	$24,033
Other Latin America	8,500	$6,368
Property and equipment, net	$65,973	$68,096

NOTE 13: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Financial Information
The following table provides information on net amounts included in our Consolidated Balance Sheets:

	September 30,
(in thousands)	2024	2023

Gross pawn service charges receivable	$57,544	$50,881
Allowance for uncollectible pawn service charges receivable	(13,531)	(11,996)
Pawn service charges receivable, net	$44,013	$38,885

Gross inventory	$194,657	$169,138
Inventory reserves	(2,734)	(2,661)
Inventory, net	$191,923	$166,477

Prepaid expenses and other	$3,350	$4,106
Accounts receivable and other	16,482	12,797
Notes receivable	16,332	17,751
Income taxes prepaid and receivable	3,007	4,969
Prepaid expenses and other current assets	$39,171	$39,623

Accounts payable	$20,850	$23,022
Accrued payroll	13,541	11,472
Incentive accrual	19,883	18,544
Other payroll related expenses	3,999	5,262
Accrued sales and VAT taxes	3,954	5,565
Accrued income taxes payable	5,934	2,628
Other current liabilities	17,576	15,112
Account payable, accrued expenses and other current liabilities	$85,737	$81,605

Unrecognized tax benefits, non-current	2,835	$2,226
Other non-current liabilities	9,502	8,276
Other long-term liabilities	$12,337	$10,502
Valuation and Qualifying Accounts
The following table provides information on our valuation and qualifying accounts not disclosed elsewhere:

(in thousands)	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period

Allowance for valuation of inventory:
Year Ended September 30, 2024	$2,661	$917	$844	$2,734
Year Ended September 30, 2023	2,058	603	—	2,661
Year Ended September 30, 2022	4,311	—	2,253	2,058
Allowance for uncollectible pawn service charges receivable:
Year Ended September 30, 2024	$11,996	$1,535	$—	$13,531
Year Ended September 30, 2023	10,716	1,280	—	11,996
Year Ended September 30, 2022	8,023	2,693	—	10,716
Allowance for valuation of deferred tax assets:
Year Ended September 30, 2024	$16,885	$164	$1,364	$15,685
Year Ended September 30, 2023	17,966	311	1,392	16,885
Year Ended September 30, 2022	19,135	660	1,829	17,966

The following table provides supplemental disclosure of Consolidated Statements of Cash Flows information:

	Fiscal Year Ended September 30,
(in thousands)	2024	2023	2022

Supplemental disclosure of cash flow information
Cash and cash equivalents	$170,513	$220,595	$206,028
Restricted cash	9,294	8,373	8,341
Total cash and cash equivalents and restricted cash	$179,807	$228,968	$214,369

Cash paid during the period for interest	$12,069	$11,143	$8,230
Cash paid during the period for income taxes, net	$25,739	$11,415	$15,899

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$383,374	$330,947	$300,487
Transfer of consideration for other investment	—	—	1,500
Transfer of equity consideration for acquisition	—	99	—
Acquisition earn-out contingency	—	2,000	—
Accrued acquisition consideration	791	1,412	—
Convertible notes share settlement	799	—	—

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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024. We believe the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, stockholders’ equity and cash flows as of the dates, and for the periods, presented in conformity with GAAP.
Management’s Report on Internal Control Over Financial Reporting
Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2024 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of September 30, 2024.
Our internal control over financial reporting as of September 30, 2024 has been audited by our independent registered public accounting firm, as stated in their report appearing below.
Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal 2024, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Shareholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on Internal Control over Financial Reporting

We have audited EZCORP, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2024, and the related notes and our report dated November 13, 2024 expressed an unqualified opinion thereon.
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

/s/ BDO USA, P.C.
Dallas, Texas
November 13, 2024

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
No director or executive officer adopted, modified or terminated any contract, instruction, written plan or other trading arrangement relating to the purchase or sale of Company securities during the fourth quarter of fiscal 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below are the names of the persons who, as of November 1, 2024, constituted our Board of Directors and their ages and committee assignments as of that date:

Name	Age	Committees

Matthew W. Appel	68	Audit and Risk, People and Compensation, Nominating (Chair), Lead Independent Director
Zena Srivatsa Arnold	46	Audit and Risk, People and Compensation, Nominating
Phillip E. Cohen (Executive Chairman)	77	—
Lachlan P. Given	48	—
Jason A. Kulas	54	—
Pablo Lagos Espinosa	69	Audit and Risk, People and Compensation (Chair), Nominating
Gary L. Tillett	65	Audit and Risk (Chair), People and Compensation, Nominating
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

Board Diversity Matrix (as of November 1, 2024)
Total number of Directors	7

	Female		Male
Gender Identity	1	14%	6	86%

Demographic Background:
Asian	1	14%
Hispanic or Latinx			1	14%
White			5	72%

Biographical Information — Set forth below is current biographical information about our directors, including the qualifications, experience and skills that make them suitable for service as a director.
•Matthew W. Appel — Mr. Appel joined EZCORP as a director in January 2015. He is the Lead Independent Director (and, as such, serves as Chair of the Nominating Committee) and is a member of the Audit and Risk Committee and the People and Compensation Committee. Mr. Appel spent 37 years in finance, administration and operations roles with a variety of companies, most recently Zale Corporation, an NYSE listed jewelry retailer, where he served as Chief Financial Officer from May 2009 to May 2011 and Chief Administrative Officer from May 2011 to July 2014 and co-led the successful turnaround of the company. Prior to joining Zale, Mr. Appel was Chief Financial Officer of EXL Service Holdings, Inc., a NASDAQ listed business process solutions company (February 2007 to May 2009); spent four years (February 2003 to February 2007) at Electronic Data Systems Corporation, serving as Vice President, Finance and Administration BPO and Vice President, BPO Management; and held a variety of finance and operations roles from 1984 to 2003 at Tenneco Inc., Affiliated Computer Services, Inc. and PricewaterhouseCoopers. Mr. Appel began his professional career with Arthur Andersen & Company, working there from 1977 to 1984. He received an MBA in Accounting from the Rutgers University Graduate School of Business in 1977 and a Business Administration degree from Rutgers College in 1976. Mr. Appel is a Certified Public Accountant and a Certified Management Accountant.
Director qualifications: leadership, chief financial officer and executive management experience; broad business and strategically relevant experience; retail management experience; financial experience, including accounting, tax and financial reporting; experience in developing growth strategies; personnel development.
•Zena Srivatsa Arnold — Ms. Arnold has been a director since May 2019. She is a member of the Audit and Risk Committee, the People and Compensation Committee and the Nominating Committee. Ms. Arnold has over 20 years of experience in marketing, brand management, strategy development and business operations. She serves as Chief Marketing Officer at Sephora, one of the world’s largest luxury cosmetic brands that is part of the Moet Hennessy Louis Vuitton conglomerate. Prior to joining Sephora in May 2023, she was Senior Vice President, Carbonated Soft Drinks, at PepsiCo., Inc., where she oversaw the brand and business for the Carbonated Soft Drink portfolio in North America, including some of the company’s largest brands such as Pepsi and Mountain Dew. Prior to joining PepsiCo in March 2022, she was the Chief Digital and Marketing Officer of Kimberly-Clark Corporation, a global personal care and consumer products company (April 2020 to March 2022), and spent six years with Google, serving as Global Head of Growth for Chromebook (May 2019 to March 2020); General Manager, US Chromebooks (March 2018 to May 2019); Global Head of Marketing, Chromebooks and IoT (November 2016 to March 2018); Head of Americas Marketing, Google Play (April 2015 to October 2016); and Head of NA Marketing, Google Play (October 2013 to April 2015). Prior to joining Google, Ms. Arnold spent over nine years in various brand management positions with Kellogg Company (August 2010 to October 2013) and Procter & Gamble (April 2004 to August 2010). Ms. Arnold began her professional career at General Electric Corporation, where she served as Product Manager, Server Solutions for GE Capital IT Solutions (April 2002 to April 2004). Ms. Arnold received a Bachelor of Science degree in Computer Science, with a minor in Business Marketing, from The Ohio State University. She was recognized in 2014 as one of Brand Innovators “40 Under 40,” and has received numerous other professional awards and recognitions. Ms. Arnold also serves on the board of directors of Lancaster Colony Corporation (NASDAQ: LANC).
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

Lachlan P. Given — Mr. Given is our Chief Executive Officer and a director, having been appointed to that role, and elected to the
Board of Directors, in March 2022, after serving as Co-Interim Chief Executive Officer since January 2022. From September 2020 to January 2022, he was Chief Strategy, M&A and Funding Officer, with responsibility for overseeing the Company’s strategic planning; mergers, acquisitions and strategic investments; and capital market and institutional funding activities. From September 2019 to September 2020, he was the Chief M&A and Strategic Funding Officer. He previously served on the Board of Directors from July 2014 to September 2019, holding the position of Non-Executive Chairman (July 2014 to August 2014), Executive Vice Chairman (August 2014 to February 2015) and Executive Chairman (February 2015 to September 2019). Before joining the Company as an executive, Mr. Given provided financial and advisory services to the Company through his own business and financial advisory firm and as a consultant to Madison Park LLC, which is wholly owned by Phillip E. Cohen, who is the beneficial owner of all of our Class B Voting Common Stock. Mr. Given is also a director of The Farm Journal Corporation, a 135+ year old pre-eminent U.S. agricultural media company; Senetas Corporation Limited (ASX: SEN), a developer and manufacturer of certified, defense-grade encryption solutions; CANSTAR Pty Ltd, an Australian financial services ratings and research firm; and Cash Converters International Limited (ASX: CCV). Mr. Given began his career working in the investment banking and equity capital markets divisions of Merrill Lynch in Hong Kong and Sydney, Australia, where he specialized in the origination and execution of a variety of M&A, equity, equity-linked and fixed income transactions.
•Jason A. Kulas — Mr. Kulas is a member of the Board of Directors and holds the position of Vice Chairman and Chief Financial Officer of Exeter Finance LLC, a leading indirect auto finance company. He is a former EZCORP executive, having served as Chief Executive Officer from July 2020 to January 2022 when he left to join Exeter Finance, and President and Chief Financial Officer from February 2020 to July 2020. He first became associated with EZCORP in April 2019 when he was appointed as an independent member of the Board of Directors. While an independent director, he served on the Audit and Risk Committee and the Nominating Committee. Mr. Kulas resigned from the Board of Directors when he joined the Company as an executive in February 2020, and was reappointed to the Board in connection with his appointment as Chief Executive Officer. Prior to joining the Company as an executive, Mr. Kulas spent over 25 years in financial analysis, investment banking and executive-level finance and operations roles with a variety of companies, most recently Santander Consumer USA Inc., a NYSE-listed auto finance company, where he served as Chief Executive Officer and a director from 2015 to 2017, President from 2013 to 2015, Chief Financial Officer from 2007 to 2015 and a director from 2007 to 2012. Prior to joining Santander Consumer USA, Mr. Kulas was a Managing Director in Investment Banking with J.P. Morgan Chase & Co. (1995 to 2007), where he managed JPMorgan’s South Region investment banking office. He has also served as an Adjunct Professor of Marketing at Texas Christian University (1997 to 1999); Securities Analyst at William C. Connor Foundation – TCU Educational Investment Fund (1994 to 1995); and an intern and Financial Analyst at Dun & Bradstreet (1993 to 1995). Mr. Kulas received an MBA with a concentration in Finance and Marketing from Texas Christian University in 1995 and a Bachelor of Arts degree from Southern Methodist University in 1993. He formerly served as an advisor to Warburg Pincus International LLC. He has been involved in a variety of civic and philanthropic activities, including the Salesmanship Club of Dallas, Momentous Institute, Exchange Club of East Dallas, Dallas Citizens Council, Baylor Scott & White Dallas Foundation and Art House Dallas.
Director qualifications: leadership, chief executive officer, chief financial officer and executive management experience; broad business and strategically relevant experience; financial experience; experience in developing growth strategies; personnel development.
•Pablo Lagos Espinosa — Mr. Lagos joined EZCORP as a director in October 2010. He is Chair of the People and Compensation Committee and a member of the Audit and Risk Committee and Nominating Committee. Mr. Lagos served as President and Chief Executive Officer of Pepsi Bottling Group Mexico from 2006 to 2008 and as its Chief Operating Officer from 2003 to 2006. He previously held various executive management positions with Pepsi Bottling Group, PepsiCo Inc., Unilever Mexico and PepsiCola International, Inc., concentrating exclusively in Latin America. Since his retirement in December 2008, Mr. Lagos has been an investor and consultant in various private business ventures and has served as a keynote speaker on organizational leadership and management. He currently serves as Chairman of the board of Casa del Parque, a privately held enterprise focused on developing senior living residences in Mexico. He is also a member of the Mexican Advisory Board for Niagara Waters, a leading manufacturer of bottled water in the U.S. and Mexico. He received a Bachelor of Science degree in Industrial & Systems Engineering from Instituto Technológico de Monterrey, Master of Science degrees in Industrial Engineering and Operations Research and an MBA from Stanford University.
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

•Gary L. Tillett — Mr. Tillett has been a director since April 2019 and serves as Chair of the Audit and Risk Committee and a member of the People and Compensation Committee and the Nominating Committee. He has more than 40 years of experience in public accounting and business management. He spent 31 years at PricewaterhouseCoopers, where he progressed from entry-level staff to senior partner serving a variety of businesses in the Insurance Practice, the Transaction Services Practice and the U.S. Financial Services Practice. From 2005 to 2010, he was the Transactions Services Leader of the firm’s U.S. Financial Services Practice, leading a newly assembled team of professionals providing service to clients pursuing transactions in the financial services sector. At the time of his retirement from PwC in 2014, he was the Transaction Services Leader of the firm’s New York Metro Practice, where he led teams advising clients on complex transactions, including structuring, due diligence, valuation and financial reporting. Mr. Tillett left PwC in 2014 to take the role of Executive Vice President and Chief Financial Officer of Walter Investment Management Corp., then a publicly traded independent originator and servicer of residential mortgage loans. Walter Investment Management Corp. initiated Chapter 11 bankruptcy proceedings in November 2017 and successfully completed a financial restructuring plan in February 2018 and changed its name to Ditech Holding Corp. Mr. Tillett retired from his position in February 2018 after assisting with the development and execution of the financial restructuring plan. From January 2020 through June 2022, Mr. Tillett assisted a private mortgage servicing company in a financial consulting role. Mr. Tillett received an MBA from the Manchester Business School at the University of Manchester and a Bachelor of Science degree with an emphasis in Accounting from the University of Texas at Dallas. He is a Certified Public Accountant.
Director qualifications: leadership, chief financial officer and executive management experience; broad business and strategically relevant experience; financial experience, including accounting, tax and financial reporting; personnel development.
Executive Officers
Set forth below are the name, age and position of each of the persons serving as our executive officers as of November 1, 2024:

Name	Age	Title

Phillip E. Cohen	77	Executive Chairman
Lachlan P. Given	48	Chief Executive Officer
Ellen Bryant	52	Chief Legal Officer and Secretary
Timothy K. Jugmans	48	Chief Financial Officer
John Blair Powell, Jr.	56	Chief Operating Officer
Keith Robertson	60	Chief Information Officer
Sunil Sajnani	44	Chief Audit and Loss Prevention Executive
Nicole Swies	46	Chief Revenue Officer
Lisa VanRoekel	55	Chief Human Resources Officer
Set forth below is current biographical information about our executive officers, except for Mr. Cohen and Mr. Given, whose biographical information is included under “Board of Directors” above.
Ellen Bryant — Ms. Bryant serves as Chief Legal Officer and Secretary, having been promoted to that position in January 2023 after having served as Vice President and Deputy General Counsel. Ms. Bryant joined the Company in January 2004 as Associate General Counsel and has held legal roles of increasing responsibility through August 2015, when she was promoted to Deputy General Counsel. During her tenure with the Company, Ms. Bryant has been primarily responsible for legal support of the Company’s pawn segments, with experience in the U.S. and Mexico, mergers and acquisitions, financial services, compliance and general corporate matters. Prior to joining the Company, Ms. Bryant was a Staff Attorney with the Texas Automobile Dealers Association. She received a Bachelor of Arts degree from the University of Texas at Austin and a J.D. degree from the University of Houston Law Center and has been a member of the Texas State Bar since November 1998.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Based on written representations and a review of the relevant Forms 3, 4 and 5, during fiscal 2024 all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act.

Code of Conduct
We maintain a Code of Conduct that is applicable to all of our Team Members, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. That Code of Conduct, which satisfies the requirements of a “code of ethics” under applicable SEC rules, contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code and accountability for adherence to the code. A copy of the Code of Conduct is posted in the Investor Relations section of on our website at www.ezcorp.com
We will post any waivers of the Code of Conduct, or amendments thereto, that are applicable to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer in the Investor Relations section of our website at www.ezcorp.com. To date, there have been no such waivers.
Insider Trading Policy
We maintain an insider trading policy addressing the purchase, sale and other disposition of the Company’s securities by its officers, directors and employees that is reasonably designed to promote compliance with U.S. federal insider trading laws, rules and regulations and the Nasdaq Listing Rules. That policy is filed as an exhibit to this report.
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
•Audit and Risk Committee — The Audit and Risk Committee assists the Board in fulfilling its responsibility to provide oversight with respect to our financial statements and reports and other disclosures provided to stockholders, the system of internal controls, the audit process and legal and ethical compliance. Its duties include reviewing the scope and adequacy of our internal and financial controls and procedures; reviewing the scope and results of the audit plans of our independent and internal auditors; reviewing the objectivity, effectiveness and resources of the internal audit function; and appraising our financial reporting activities and the accounting standards and principles followed. The Audit and Risk Committee also selects, engages, compensates and oversees our independent auditor and pre-approves all services to be performed by the independent auditing firm.

The Audit and Risk Committee has further responsibility for overseeing our risk management and compliance processes. In carrying out that responsibility, the Audit and Risk Committee ensures that adequate policies and procedures have been designed and implemented to (a) manage and monitor significant risks the Company faces, including financial, operational, security, IT and cybersecurity, legal, compliance and regulatory risks; and (b) assure compliance with all applicable laws and regulations, including data privacy requirements.
The Audit and Risk Committee is comprised entirely of directors who satisfy the standards of independence described under “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence,” as well as additional or supplemental independence standards applicable to audit committee members established under applicable law and Nasdaq listing requirements. The Board has determined that each Audit and Risk Committee member meets the Nasdaq “financial literacy” requirement and that Mr. Tillett, Chair of the committee, and Mr. Appel are “financial experts” within the meaning of the current rules of the SEC.
•People and Compensation Committee — The People and Compensation Committee has the primary responsibility of reviewing, analyzing and (as appropriate) approving, on behalf of the Board, executive compensation and organizational development matters and otherwise assisting the Board in its overall responsibility to enable the Company to attract, retain, develop and motivate qualified executives and employees who will contribute to our long-term success. Specific responsibilities and duties include assisting management and the Board in identifying, developing and evaluating potential candidates for senior executive positions; overseeing the development of succession plans for senior executive positions; reviewing and approving (or recommending, as appropriate) amounts and types of compensation to be paid to our executive officers; reviewing and recommending to the full Board the amount and type of compensation to be paid to our non-employee directors; reviewing and recommending to the full Board all equity compensation to be paid to our Team Members (including the executive officers); and advising management with respect to the quality of the workforce to carry out our strategic goals. The People and Compensation Committee is comprised entirely of directors who satisfy the standards of independence described under “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence.”
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
Each of the three standing committees is governed by a written charter, a copy of which can be found in the Investor Relations section of our website at www.ezcorp.com.
Meetings and Attendance — The following table sets forth the number of meetings held during fiscal 2024 by the Board of Directors and each committee thereof, as well as the number of times during the year that action was taken by unanimous written consent. Our bylaws currently require the unanimous attendance of all directors in order for a quorum to be present at a meeting of the Board of Directors. In addition to the number of official Board meetings noted below, the Board of Directors also held five other meetings that were not considered official meetings of the Board due to the absence of a quorum.
All directors attended at least 75% of the meetings of the Board and of the committees on which they served.

	Fiscal 2024
	Meetings Held	Action by Unanimous Written Consent

Board of Directors	7	7
Audit and Risk Committee	4	—
People and Compensation Committee	6	2
Nominating Committee	—	1
In addition, during fiscal 2022, the Board of Directors formed and commissioned a “Share Buyback Committee,” consisting of Mr. Appel, Mr. Given, Mr. Kulas and Mr. Tillett, for the purpose of reviewing and approving the Company’s share repurchase plans. That committee met a total of four times during fiscal 2024.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes our compensation practices and the executive compensation policies, decisions and actions of the People and Compensation Committee of our Board of Directors (the “Committee”). It focuses specifically on compensation earned during fiscal 2024 by the following individuals, referred to as our Named Executive Officers.

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
The Committee asks its independent compensation consultant to conduct an annual competitive compensation review to benchmark compensation for executive officers. Mercer (US) Inc. (“Mercer”), the Committee’s independent compensation consultant, delivered its Fiscal 2024 Executive Compensation Competitive Market Assessment (the “FY24 Mercer Executive Compensation Report”) to the Committee in August 2023 in connection with the Committee’s review and evaluation of the executive compensation program and pay levels for fiscal 2024. For that report, Mercer collected competitive pay data for a peer group of 14 publicly traded companies that were reviewed and approved by the Committee in May 2023.
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

The fiscal 2024 peer group consisted of the following companies:

Peer Company	Stock Symbol	Primary Business

The Aaron's Company, Inc.	AAN	Homefurnishing Retail
The Cato Corporation	CATO	Apparel Retail
Conn's, Inc.	CONN	Computer and Electronics Retail
CURO Group Holdings Corp.	CURO	Consumer Finance
Enova International, Inc.	ENVA	Consumer Finance
FirstCash Holdings, Inc.	FCFS	Consumer Finance — Pawn Operator
Green Dot Corporation	GDOT	Consumer Finance
LendingClub Corporation	LC	Consumer Finance
LendingTree, Inc.	TREE	Consumer Finance
MoneyGram International, Inc.	MGI	Data Processing and Outsourced Services — Fintech
Oportun Financial Corporation	OPRT	Consumer Finance
PRA Group, Inc.	PRAA	Consumer Finance
Regional Management Corp.	RM	Consumer Finance
World Acceptance Corporation	WRLD	Consumer Finance
In comparison to the peer group used in fiscal 2023, in fiscal 2024, two companies were removed and three were added. Atlanticus Holdings Corporation was removed due to its revenue size being outside the range of reasonable comparability, and Elevate Credit, Inc. was removed due to it no longer being public. The three companies added (Green Dot Corporation, LendingTree, Inc. and PRA Group Inc.) maintain focus on the Consumer Finance industry. When the peer group was approved by the Committee, Mercer noted that the Company was at the 38th percentile of the peer group in terms of revenue size and at the 49th percentile in terms of market capitalization.
To benchmark our executive compensation, Mercer used peer group data from the most recently available proxy filings (CEO and CFO positions and other executive positions where available) and its own executive compensation survey data (for all executive officer positions). Additional data from other published surveys was used as secondary reference points.
The FY24 Mercer Executive Compensation Report contained the following general observations, which the Committee took into consideration in evaluating and approving executive compensation for fiscal 2024:
•Total cash compensation (at target levels) for our executive officers as a group approximates the 59th percentile, with seven of eight executive officers approximating or exceeding the 50th percentile.
•Long-term incentive compensation (at target levels) is less competitive at below the 25th percentile, with six of eight executive officers below the 50th percentile.
•As a whole, total direct compensation (cash compensation plus long-term incentive) for our executive officers is at the 45th percentile, with half of our executive officers approximating or exceeding the 50th percentile.
Components of Compensation and Fiscal 2024 Executive Compensation Actions
Our executive compensation program consists of four main elements: base salaries, short-term cash incentive opportunities, long-term incentive opportunities (generally paid in the form of equity awards) and other benefits, including healthcare and retirement. Each of these components is discussed in more detail below, along with the compensation actions that were taken during fiscal 2024.
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

The following table shows, for each Named Executive Officer, the base salaries that were in effect for fiscal 2024 and 2023:

Named Executive Officer	Fiscal 2024 Base Salary	Fiscal 2023 Base Salary	Increase

Lachlan P. Given	$750,000	$750,000	0%
Timothy K. Jugmans	$475,000	$450,000	6%
Philip E. Cohen	$1,500,000	$1,500,000	0%
John Blair Powell, Jr.	$600,000	$550,000	9%
Lisa VanRoekel	$410,000	$410,000	0%
In October 2024, the Committee determined that the fiscal 2025 base salaries for the Named Executive Officers would be as follows: Mr,. Given, $750,000 (no increase); Mr. Jugmans, $500,000 (5.3% increase); Mr. Cohen, $1,500,000 (no increase); Mr. Powell, $600,000 (no increase); and Ms. VanRoekel, $410,000 (no increase).
Annual Short-Term Incentive
Our executive officers, as well as other key Team Members, are eligible to participate in our annual short-term incentive (“STI”) plan. The plan is designed to provide financial reward contingent on achievement of annual corporate and business unit financial results, as well as personal objectives tied to our strategic goals.
The following is a summary of the terms of the fiscal 2024 STI plan, which the Committee approved in May 2023:
•The fiscal 2024 STI plan provides cash bonus opportunities based on achievement of specified performance goals. The bonus opportunity for each participant was determined based on a designated target amount, a business performance modifier based on the achievement of specified EBITDA-based performance goals for the Company as a whole (consolidated) and each business unit, and an assessment of individual performance.
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
•The performance goal for both the Consolidated Executive Officer pool and the Consolidated pool was based on the consolidated Adjusted EBITDA shown in the Board-approved budget for fiscal 2024 (excluding any impact of our investment in Cash Converters). The threshold level for each pool (i.e. the performance needed to achieve 50% funding) was set at 85% of the designated performance goal for that pool, and the maximum level (i.e. the performance needed to achieve 150% funding) was set at 115% of the designated performance goal. The Company Performance Gate was set at 85% of the consolidated performance goal.
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

The following table sets forth the fiscal 2024 STI target amount for each of the Named Executive Officers:

Named Executive Officer (1)	Fiscal 2024 STI Target Amount	Target Amount as % of Base Salary

Lachlan P. Given	$1,125,000	150%
Timothy K. Jugmans	$475,000	100%
John Blair Powell, Jr.	$600,000	100%
Lisa VanRoekel	$246,000	60%
(1)    Mr. Cohen, in his role as Executive Chairman, is not a participant in the STI plan, but is subject to a separate incentive opportunity specified in the terms of his employment. Pursuant to those terms, he had the opportunity to earn an incentive award of up to $1,750,000. See “Executive Chairman Incentive Award” below.
The amount of each Named Executive Officer’s STI bonus opportunity at the Threshold, Target and Maximum levels is set forth in the “Grants of Plan-Based Awards” table under “Incentive Plan Based Awards” below.
All of the Named Executive Officers were assigned to the Consolidated Executive Officer pool. During fiscal 2024, the Company achieved 109% of the specified consolidated performance goal.
In addition to the noted financial performance, management was successful in completing specific initiatives that were designed to drive progress across the key strategic focus areas for fiscal 2024, which included:
•Strengthening our core pawn business;
•Driving cost efficiency;
•Improving our Team Member experience;
•Improving and expanding our customer engagement through innovation and growth;
•Modernizing our IT and data management systems;
•Enhancing and maintaining our culture of risk management and compliance; and
•Developing the foundations of a comprehensive and integrated sustainability program.
These strategic focus areas provided the foundation for delivering strong financial performance through increased earnings and efficient balance sheet management.
Following a consideration of all of these factors, the Committee approved a funding level of 127% for the Consolidated Executive Officer pool, which included all of the Named Executive Officers. The specific bonus amount approved for each Named Executive Officer is indicated in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table below. Those amounts were calculated as follows:

Named Executive Officer (1)	Target Amount	STI Payout	Percent of Target Awarded

Lachlan P. Given	$1,125,000	$1,428,750	127%
Timothy K. Jugmans	$475,000	$603,250	127%
John Blair Powell, Jr.	$600,000	$762,000	127%
Lisa VanRoekel	$246,000	$312,420	127%
(1)    Mr. Cohen’s bonus payout was calculated as described below under “Executive Chairman Incentive Award.”

In November 2024, the Committee approved the STI plan for fiscal 2025. The fiscal 2025 STI plan contains the same design elements as the fiscal 2024 plan; however the individual business unit sub-pools were removed from the Consolidated Pool. For fiscal 2025, the Target Amounts for each of the Named Executive Officers will be as follows: Mr. Given, $1,125,000; Mr. Jugmans, $500,000; Mr. Powell, $600,000; and Ms. VanRoekel, $246,000.
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

All of our executive officers are eligible to receive LTI awards. We structure our LTI compensation program to place greater emphasis on long-term performance that enhances stockholder value. Many of our peers have a significant time-based vesting component to their long-term awards, while 80% of our LTI awards are subject to performance-based vesting. To further emphasize the long-term nature of these awards, 100% of the LTI awards vest at the end of a three-year performance period, rather than a prorated vesting each year during the performance period. The Committee believes this structure incentivizes and rewards longer-term vision and strategies and provides a balance to our short-term programs, which are focused on annual performance.
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
Fiscal 2024 Actions — For fiscal 2024, the Committee took the following actions regarding LTI awards:
•Grant of fiscal 2024 LTI awards — In May 2023, the Committee approved the design and structure of the fiscal 2024 LTI awards. In October 2023, the Committee authorized the issuance of awards to the executive officers and other key employees, which awards were granted in October 2023 following approval by the Board. The number of units awarded to each participant was determined by dividing the participant’s designated LTI target amount by $8.25, the closing trading price of our Class A Non-Voting Common Stock on September 29, 2023. The following table shows the fiscal 2024 LTI awards for the Named Executive Officers (other than Mr. Cohen, who is subject to a separate incentive program and is not eligible for LTI awards):

Named Executive Officer	Fiscal 2024 LTI Target Amount	Number of Units

Lachlan P. Given	$2,600,000	315,151
Timothy K. Jugmans	$700,000	84,848
John Blair Powell, Jr.	$1,200,000	145,454
Lisa VanRoekel	$350,000	42,424
The awards took the form of restricted stock units with the following terms:
•Performance will be measured over a three-year performance period (fiscal 2024, fiscal 2025 and fiscal 2026).
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
The Committee believes this structure aligns with the Company’s business strategy by maintaining executive focus on each year’s results but also driving long-term, multi-year performance. Additionally, the Committee determined, with the advice of its independent consultant, that the inclusion of a relatively small time-based element aligns the Company’s equity awards with market comparables.

•Vesting of fiscal 2022 awards — As described in our Annual Report on Form 10-K for the year ended September 30, 2022 (the “2022 Annual Report”), the fiscal 2022 LTI awards were approved in October 2021. The basic design of the fiscal 2022 awards is similar to the fiscal 2024 awards discussed above, except that 100% of the units awarded are subject to performance-based vesting (divided equally among the three years in the performance period, fiscal 2022, fiscal 2023 and fiscal 2024). As reported in our Annual Report on Form 10-K for the year ended September 30, 2023 (the “2023 Annual Report”), the Committee previously determined that 150% of the units allocated to fiscal 2022 and 147% of the units allocated to fiscal 2023 were available for vesting for those participants whose employment continued through fiscal 2024.
During fiscal 2024, the Company’s Adjusted Net Income performance ($84.7 million) exceeded the specified performance goal at the target level, and in November 2024, the Committee determined that 133% of the units allocated to fiscal 2024 (along with the units allocated to fiscal 2022 and fiscal 2023 as described above) were vested for those participants whose employment continued through the end of fiscal 2024. The resulting vesting for the Named Executive Officers was as follows: this includes 235,925 units for Mr. Given, (including 71,325 “bonus” units); 83,599 units for Mr. Jugmans, (including 25,273 “bonus” units); 136,168 units for Mr. Powell, (including 41,165 “bonus” units); and 59,535 units for Ms. VanRoekel, (including 17,996 “bonus” units).
•Second-year performance of fiscal 2023 awards — As described in our 2023 Annual Report, the fiscal 2023 LTI awards were approved in October 2022. The basic design of the fiscal 2023 awards is substantially similar to the fiscal 2024 awards discussed above, except that the three-year performance period consists of fiscal 2023, fiscal 2024 and fiscal 2025. As reported in the 2023 Annual Report, the Committee determined in November 2023 that 147% of the units allocated to fiscal 2023 were available for vesting for those participants whose employment continues through fiscal 2024.
During fiscal 2024, the Company’s Adjusted Net Income performance ($84.7 million) exceeded the specified performance goal at the target level, and in November 2024, the Committee determined that 133% of the units allocated to fiscal 2024 were available for vesting for those participants whose employment continues through the end of fiscal 2025. For the Named Executive Officers, this includes 69,001 units for Mr. Given (including 17,120 “bonus” units); 17,250 units for Mr. Jugmans (including 4,280 “bonus” units); 28,463 units for Mr. Powell (including 7,062 “bonus” units); and 11,316 units for Ms. VanRoekel (including 2,807 “bonus” units).
•First-year performance of fiscal 2024 awards — During fiscal 2024, the Company’s Adjusted Net Income performance ($84.7 million) exceeded the specified performance goal at the target level, and in November 2024, the Committee determined that 133% of the units allocated to fiscal 2024 are available for vesting for those participants whose employment continues through the end of fiscal 2026. For the Named Executive Officers, this includes 83,829 units for Mr. Given (including 20,799 “bonus” units); 22,568 units for Mr. Jugmans (including 5,599 “bonus” units); 38,689 units for Mr. Powell (including 9,599 “bonus” units); and 11,283 units for Ms. VanRoekel (including 2,799 “bonus” units).
•Grant of fiscal 2025 Awards — In October 2024, the Committee approved the plan design for the fiscal 2025 LTI awards. The approved design is substantially identical to the fiscal 2024 awards described above, except that the three-year performance period covers fiscal 2025, fiscal 2026 and fiscal 2027. The fiscal 2025 LTI awards were granted in November 2024 following approval by the Board. The number of units awarded to each participant was determined by dividing the participant’s designated LTI target amount by $11.21, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2024. The following table shows the fiscal 2025 LTI awards for the Named Executive Officers (other than Mr. Cohen, who is subject to a separate incentive program and is not eligible for LTI awards):

Named Executive Officer (1)	Fiscal 2025 LTI Target Amount	Number of Units

Lachlan P. Given	$3,000,000	267,618
Timothy K. Jugmans	$900,000	80,285
John Blair Powell, Jr.	$1,200,000	107,047
Lisa VanRoekel	$400,000	35,682
(1)    In October 2024, the Committee approved increases in the LTI target amounts for Mr. Given (from $2,600,000 to 3,000,000), Mr. Jugmans (from $700,000 to $900,000), and Ms. VanRoekel (from $350,000 to $400,000). These changes better align the executives’ long-term incentive compensation and total direct compensation with peer group executives in comparable positions (at the 41st percentile and 43rd percentile, respectively, for Mr. Given; at the 43rd percentile and 45th percentile, respectively, for Mr. Jugmans; and at the 43rd percentile and 63rd percentile, respectively, for Ms. VanRoekel), and is consistent with the Company’s pay-for-performance philosophy and emphasis on long-term compensation.

Executive Chairman Incentive Award
As Executive Chairman, Mr. Cohen has an incentive compensation opportunity of $1,750,000 per year, awarded in the form of cash-settled phantom stock units (“Units”) tied to the trading price of the Company’s Class A Common Stock, as follows:
•Award — At the beginning of a fiscal year (the “Performance Year”), the number of Units awarded is determined by dividing $1,750,000 by the stock price at the close of the immediately preceding fiscal year.
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
At the beginning of fiscal 2024, Mr. Cohen received 212,121 Units (the “FY24 Units”), which was calculated by dividing the bonus opportunity ($1,750,000) by $8.25, the closing trading price of our Class A Non-Voting Common Stock on September 29, 2023. In September 2024, the Committee reviewed and evaluated Mr. Cohen’s individual performance during fiscal 2024, noting Mr. Cohen’s valuable contributions in key strategic areas, including the following:
•Providing leadership and mentorship to the CEO, COO and CFO;
•Providing counsel and advice on development and execution of strategic plan;
•Providing direction, high-level involvement and support on key growth initiatives, including acquisitions, strategic investments and partnerships and de novo developments;
•Providing counsel and operational guidance to improve store-level performance and Team Member engagement; and
•Providing thought leadership and guidance on financing and capital allocation strategies.
As noted above, the Committee has determined that the Company Performance Gate under the fiscal 2024 STI plan has been achieved. See “Annual Short-Term Incentive” above. Consequently, and taking into consideration the Committee’s evaluation of Mr. Cohen’s individual performance, the Committee approved the vesting of 100% of the FY24 Units. Under the terms of Mr. Cohen’s incentive opportunity, 50% of those Units (or 106,060 Units) will be paid out on a per-Unit value of $11.21 (the closing trading price of our Class A Common Stock on September 30, 2024), translating to a cash payout of $1,188,933. The remaining 50% of the FY24 Units (106,061 Units) will be paid at the end of fiscal 2025 based on the closing trading price of our Class A Non-Voting Common Stock at that time.
In September 2024, the Committee maintained Mr. Cohen’s incentive compensation opportunity at $1,750,000, and for fiscal 2025, Mr. Cohen received 156,110 Units (the “FY25 Units”), which was calculated by dividing the bonus opportunity ($1,750,000) by $11.21, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2024. The FY25 Units will be subject to the vesting and payout terms described above.
Supplemental Executive Retirement Plan
We provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”) to offer a competitive benefit and to assist in offsetting potential impacts of contribution limitations applicable to our 401(k) retirement savings plan. For fiscal 2024, the Committee approved SERP contributions for each of the executive officers equal to 10% of base salary. This resulted in the following SERP contributions for each of the Named Executive Officers (other than Mr. Cohen who is not eligible for SERP contributions):

Named Executive Officer	Fiscal 2024 SERP Contribution

Lachlan P. Given	$75,000
Timothy K. Jugmans	$47,500
John Blair Powell, Jr.	$60,000
Lisa VanRoekel	$41,000

In September 2024, the Committee approved fiscal 2025 SERP contributions equal to 10% of base salary for each of the executive officers (other than Mr. Cohen). For the Named Executive Officers, those contributions were $75,000 for Mr. Given, $50,000 for Mr. Jugmans, $60,000 for Mr. Powell and $41,000 for Ms. VanRoekel.
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
During fiscal 2024, Mercer, among other things, advised the Committee on the principal aspects of our executive compensation program, updated the Committee on evolving best practices and provided market information and analysis regarding the competitiveness of our program design and award values.
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
We maintain the following policies to mitigate compensation risk:
•Compensation Recovery Policy — The Board of Directors has adopted a Compensation Recovery Policy that complies with the requirements of the Nasdaq Listing Rules. Under the policy, the Company generally is required to take reasonably prompt action to recover “Erroneously Awarded Compensation” from the persons subject to the policy (including the executive officers) if the Company is required to prepare an accounting restatement due to the Company’s material noncompliance with financial reporting requirements. “Erroneously Awarded Compensation” is the amount of incentive compensation received by a covered person in excess of the amount that would have been received had it been determined based on the restated amounts. A copy of the Compensation Recovery Policy, which became effective on August 1, 2023, is filed as an exhibit to this Report.
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
The foregoing is a summary description of the principal terms of the CIC Severance Plan and is qualified in its entirety by reference to the full terms and provisions set forth in the plan document, which is filed as an exhibit to this Report.
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
Compensation Committee Report
The Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2024.

Pablo Lagos Espinosa, Chair Matthew W. Appel Zena Srivatsa Arnold Gary L. Tillett

Compensation Committee Interlocks and Insider Participation
None of the persons who served as members of the Compensation Committee during fiscal 2024 are or have ever been an officer of or employed by the Company, nor do they have any relationship that requires disclosure under Item 404 of Regulation S-K, the SEC’s rules requiring disclosure of certain relationships and related party transactions.
Summary Compensation Table
The table below summarizes the total compensation for fiscal 2024, 2023 and 2022 for the Named Executive Officers. The amounts shown reflect the compensation received by each of the Named Executive Officers for the positions in which they were serving during the fiscal years so noted, as follows:
•Mr. Given served as Chief Strategy, M&A and Strategic Funding Officer during fiscal 2021 and the first quarter of fiscal 2022. He was named Co-Interim Chief Executive Officer effective January 12, 2022 and appointed Chief Executive Officer on March 3, 2022.
•Mr. Jugmans has served as Chief Financial Officer during all of the three fiscal years reported.
•Mr. Cohen has served as Executive Chairman during all of the three fiscal years reported.
•Mr. Powell was promoted to the position of President, Global Pawn in October 2021 and held that position until he was named Co-Interim Chief Executive Officer effective January 12, 2022 and appointed Chief Operating Officer on March 3, 2022.
•Ms. VanRoekel has served as Chief Human Resources Officer during all of the three fiscal years reported.

Name and Principal Position	Fiscal Year	Base Salary	Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total

Lachlan P. Given (4)	2024	$750,000	$2,934,775	$1,428,750	$93,071	$5,206,596
Chief Executive Officer	2023	$750,000	$2,261,136	$1,383,750	$86,394	$4,481,280
	2022	$728,654	$1,045,197	$1,465,274	$84,452	$3,323,577
Timothy K. Jugmans (4)	2024	$475,000	$857,775	$603,250	$108,910	$2,044,935
Chief Financial Officer	2023	$450,000	$749,143	$553,500	$71,679	$1,824,322
	2022	$438,615	$412,239	$626,745	$71,146	$1,548,745
Philip E. Cohen	2024	$1,500,000	—	$2,279,402	$19,046	$3,798,448
Executive Chairman	2023	$1,500,000	—	$1,619,896	$21,597	$3,141,493
	2022	$1,500,000	—	$1,913,468	$23,310	$3,436,778
John Blair Powell, Jr.	2024	$600,000	$1,403,763	$762,000	$94,447	$2,860,210
Chief Operating Officer	2023	$550,000	$1,076,827	$676,500	$84,410	$2,387,737
	2022	$515,577	$777,148	$744,576	$85,510	$2,122,811
Lisa VanRoekel	2024	$410,000	$525,496	$312,420	$58,526	$1,306,442
Chief Human Resources	2023	$410,000	$568,644	$302,580	$54,386	$1,335,610
Officer	2022	$391,077	$290,106	$353,762	$56,215	$1,091,160
(1)Amounts represent the aggregate grant date fair value of restricted stock or restricted stock unit awards, computed in accordance with FASB ASC 718-10-25. See Note 8: Common Stock And Stock Compensation of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” The actual value realized by the Named Executive Officer with respect to stock awards will depend on whether the award vests and, if it vests, the market value of our stock on the date the stock is sold.
For a description of these awards, see the “Grant of Plan-Based Awards” table under “Incentive Plan Based Awards” below. See also “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2024 Executive Compensation Actions — Long-Term Incentives” above.
(2)For Named Executive Officers other than Mr. Cohen, amounts represent the incentive bonuses paid pursuant to the Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2024 Executive Compensation Actions — Annual Incentive Bonuses” above. For Mr. Cohen, amounts represent the incentive bonuses paid pursuant to the special incentive compensation arrangement described under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2024 Executive Compensation Actions — Executive Chairman Incentive Award.”
(3)Amounts include the cost of providing various perquisites and personal benefits, as well as the value of our contributions to the company-sponsored 401(k) plan and Supplemental Executive Retirement Plan. For detail of the amounts shown for each Named Executive Officer, see the table under “Other Benefits and Perquisites — All Other Compensation” below.
(4)Mr. Given and Mr. Jugmans serve on the board of directors of Cash Converters International Limited, with Mr. Jugmans serving as non-executive chairman. The director fees paid to each of them during fiscal 2024 by Cash Converters International Limited were as follows: Mr. Given, AUD $97,500; and Mr. Jugmans, AUD $172,500. These amounts are not included in the Summary Compensation Table, as they were paid by Cash Converters International Limited, which is not controlled by EZCORP.

CEO Pay Ratio
The following information sets forth our calculation of the ratio between the annual total compensation of Lachlan P. Given, our Chief Executive Officer, and the annual total compensation of our median Team Member (“CEO Pay Ratio”).
•Mr. Given’s total annual compensation for fiscal 2024 was $5,206,596. That number is derived from the numbers set forth in the Summary Compensation Table above.
•Our median Team Member’s total annual compensation for fiscal 2024 was $18,137, consisting of gross annual wages, bonuses, overtime pay and other benefits.
•Based on those numbers, our CEO Pay ratio for fiscal 2024 is 287:1.
Our CEO Pay Ratio is based on the following methodology:
•When we identified our median Team Member, we selected gross wages paid during fiscal 2024 as the most appropriate measure of compensation and applied that measure consistently across our global population. Gross wages generally include salary and wages (regular, hourly and overtime), commissions and bonuses. We annualized the compensation of all permanent full-time and part-time Team Members as of September 30, 2024.
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

Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2024. For information about the plans under which these awards were granted, see “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2024 Compensation Actions — Annual Incentive Bonus” and “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2024 Executive Compensation Actions — Long-Term Incentives” above.
Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Grant Date Fair Value

Lachlan P. Given	10/01/2023	$562,500	$1,125,000	$1,687,500	—	—	—	—
	11/04/2023				189,090	315,151	441,211	$1,560,001	(3)
	11/14/2023						13,916	$107,292	(4)
	11/14/2023						25,787	$198,818	(5)
	11/14/2023						24,384	$188,001	(6)
	Prior Years							$880,663	(7)
Timothy K. Jugmans	10/01/2023	$237,500	$475,000	$712,500	—	—	—	—
	11/04/2023				50,907	84,848	118,786	$420,008	(3)
	11/14/2023						6,865	$52,929	(4)
	11/14/2023						9,137	$70,446	(5)
	11/14/2023						6,095	$46,992	(6)
	Prior Years							$267,399	(7)
Philip E. Cohen	10/1/2023	$1,750,000	$1,750,000	$1,750,000	—	—	—	—
John Blair Powell, Jr.	10/01/2023	$300,000	$600,000	$900,000	—	—	—	—
	11/04/2023				87,272	145,454	203,636	$720,011	(3)
	11/14/2023						6,958	$53,646	(4)
	11/14/2023						14,883	$114,748	(5)
	11/14/2023						10,058	$77,547	(6)
	Prior Years							$437,811	(7)
Lisa VanRoekel	10/01/2023	$123,000	$246,000	$369,000	—	—	—	—
	11/04/2023				25,454	42,424	59,394	$210,012	(3)
	11/14/2023						6,494	$50,069	(4)
	11/14/2023						6,504	$50,146	(5)
	11/14/2023						3,999	$30,832	(6)
	Prior Years							$184,437	(7)
(1)These amounts represent the potential payouts under the fiscal 2024 Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2024 Executive Compensation Actions — Annual Incentive Bonuses” above. The “Target” amount is the amount that would be paid if the specified performance goals are achieved at the target level (although the People and Compensation Committee may reduce any award if it chooses to do so). The “Threshold” reflects the amount that would be paid if the minimum performance goals are achieved, while the “Maximum” amount represents the maximum amount that would be paid if the maximum performance goals are achieved or exceeded. See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above for the amount of the actual payout for each of the Named Executive Officers.
(2)The amounts shown represent long-term incentive (LTI) awards (stated in number of units) under our Long-Term Incentive Plans. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2024 Executive Compensation Actions — Long-Term Incentives.
(3)Represents the estimated grant date fair value of the fiscal 2024 LTI awards, assuming payout at “Target” level. This is the estimated amount of aggregate compensation cost we expect to recognize over the performance period, determined as of the grant date. Because of the structure of the fiscal 2024 awards (as described under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2024 Executive Compensation Actions — Long-Term Incentives — Fiscal 2024 Actions — Grant of Fiscal 2024 Awards” above), each annual tranche of the awards is treated as a separate award for accounting purposes. Consequently, the amount shown represents the grant date fair value of the first annual tranche (20% of the award) plus the grant date fair value of the cumulative three-year performance tranche (20% of the award) plus the grant date fair value of the time-based tranche (20% of the award). The grant date fair value of the second and third annual tranches will be reflected in future years when the performance conditions for those tranches are established and they are deemed to be granted for accounting purposes.

(4)Represents the grant date fair value of the “bonus” units awarded with respect to the third tranche of the fiscal 2021 LTI awards based on Adjusted Net Income performance during fiscal 2023, as discussed in our 2023 Annual Report under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2023 Executive Compensation Actions — Long-Term Incentives — Fiscal 2023 Actions — Third Year Performance of Fiscal 2021 Awards.”
(5)Represents the grant date fair value of the “bonus” units awarded with respect to the second tranche of the fiscal 2022 LTI awards based on Adjusted Net Income performance during fiscal 2023, as discussed in our 2023 Annual Report under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2023 Executive Compensation Actions — Long-Term Incentives — Fiscal 2023 Actions — Second Year Performance of Fiscal 2022 Awards.”
(6)Represents the grant date fair value of the “bonus” units awarded with respect to the first tranche of the fiscal 2023 LTI awards based on Adjusted Net Income performance during fiscal 2023, as discussed in our 2023 Annual Report under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2023 Executive Compensation Actions — Long-Term Incentives — Fiscal 2023 Actions — First Year Performance of Fiscal 2023 Awards.”
(7)Represents the aggregate grant date fair value of the third tranche of the fiscal 2022 LTI awards and the second tranche of the fiscal 2023 LTI awards. Because of the structure of those awards, these tranches were treated as separate awards for accounting purposes granted at the beginning of fiscal 2024, even though the full number of units associated with the awards was included in the “Grants of Plan-Based Awards” table in the 2022 Annual Report and the 2023 Annual Report, respectively.

The following table sets forth certain information about outstanding stock awards held by the Named Executive Officers as of the end of fiscal 2024. None of the Named Executive Officers holds any stock options.
Outstanding Equity Awards at Fiscal Year-End

		Stock Awards

Name	Award Date	Number of Shares or Units of Stock That Have Not Vested (1)		Market Value of Shares or Units of Stock That Have Not Vested (2)
Lachlan P. Given	11/14/2023	24,384		$273,345
	11/14/2023	25,787	(3)	$289,072
	11/04/2023	315,151		$3,532,843
	11/16/2022	27,434	(3)	$307,535
	10/11/2022	259,403		$2,907,908
	03/07/2022	85,340	(3)	$956,661
	10/13/2021	79,260	(3)	$888,505
				$9,155,869
Timothy K. Jugmans	11/14/2023	6,095		$68,325
	11/14/2023	9,137	(3)	$102,426
	11/04/2023	84,848		$951,146
	11/16/2022	9,721	(3)	$108,972
	10/11/2022	64,850		$726,969
	03/07/2022	2,844	(3)	$31,881
	10/13/2021	55,482	(3)	$621,953
				$2,611,672
Philip E. Cohen		—		$—
John Blair Powell, Jr.	11/14/2023	10,058		$112,750
	11/14/2023	14,883	(3)	$166,838
	11/04/2023	145,454		$1,630,539
	11/16/2022	15,834	(3)	$177,499
	10/11/2022	107,003		$1,199,504
	03/07/2022	35,558	(3)	$398,605
	10/13/2021	9,907	(3)	$111,057
	10/13/2021	59,445	(3)	$666,378
				$4,463,170
Lisa VanRoekel	11/14/2023	3,999		$44,829
	11/14/2023	6,504	(3)	$72,910
	11/04/2023	42,424		$475,573
	11/16/2022	6,923	(3)	$77,607
	10/11/2022	42,542		$476,896
	03/07/2022	4,551	(3)	$51,017
	10/13/2021	36,988	(3)	$414,635
				$1,613,467
(1)Stated at target levels.
(2)Market value is based on the closing price of our Class A Common Stock on September 30, 2024, the last market trading day of fiscal 2024 ($11.21).
(3)These units vested in November 2024 following approval by the People and Compensation Committee. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2023 Executive Compensation Actions — Long-Term Incentives” above.

Stock Vested
The following table sets forth, with respect to each of the Named Executive Officers, certain information about restricted stock that vested during fiscal 2024:

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)

Lachlan P. Given	172,962	$1,426,937
Timothy K. Jugmans	85,327	$703,948
Philip E. Cohen	—	—
John Blair Powell, Jr.	96,389	$795,209
Lisa VanRoekel	80,716	$665,907
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
Supplemental Executive Retirement Plan — We provide U.S. executive officers with a non-qualified Supplemental Executive Retirement Plan (“SERP”) to offer a competitive benefit and to assist in offsetting potential impacts of contribution limitations applicable to our 401(k) retirement savings plan. The SERP has similar investment options as are available under the 401(k) retirement savings plan. Company contributions to the SERP are formula-based, reviewed and approved by the People and Compensation Committee each year. For fiscal 2024, our annual contributions to the SERP were calculated as 10% of base salary. For fiscal 2025, the Company contributions to the SERP will continue at the same rates for executive officers. Under the terms of the SERP, participants are also allowed to voluntarily defer all or a portion of their salary and bonus payments into the SERP. There were eight participants during fiscal 2024.
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

The following table describes the SERP contributions, earnings and balance at the end of fiscal 2024 for each of the Named Executive Officers:
Nonqualified Deferred Compensation

Named Executive Officer	Company Contributions in Fiscal 2024 (1)	Aggregate Earnings in Fiscal 2024 (2)	Aggregate Withdrawals/Distributions in Fiscal 2024	Aggregate Forfeitures in Fiscal 2024	Aggregate Balance at September 30, 2024 (3)

Lachlan P. Given	$75,000	$156,020	$—	$—	$1,010,025
Timothy K. Jugmans	$47,500	$54,082	$—	$—	$253,221
Philip E. Cohen	$—	$—	$—	$—	$—
John Blair Powell, Jr.	$60,000	$12,087	$—	$—	$255,578
Lisa VanRoekel	$41,000	$15,362	$—	$—	$178,479
(1)These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”
(2)These amounts were not included in the Summary Compensation Table as the earnings were not in excess of market rates.
(3)Of the Aggregate Balance at September 30, 2024, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $573,395 for Mr. Given; $102,943 for Mr. Jugmans; $127,463 for Mr. Powell, and $82,841 for Ms. VanRoekel.
All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

Named Executive Officer	Year	Health Care Supplemental Insurance (1)	Value of Supplemental Life Insurance Premiums (2)	Company Contributions to Defined Contribution Plans (3)	Other Benefits (4)	Total

Lachlan P. Given	2024	$9,640	$4,818	$75,000	$3,613	$93,071
	2023	$6,576	$4,818	$75,000	$—	$86,394
	2022	$12,873	$812	$70,767	$—	$84,452
Timothy K.Jugmans	2024	$28,248	$1,572	$51,058	$28,032	$108,910
	2023	$22,068	$1,236	$48,375	$—	$71,679
	2022	$22,068	$1,392	$47,686	$—	$71,146
Philip E. Cohen	2024	$14,736	$1,572	$2,738	$—	$19,046
	2023	$14,736	$1,236	$5,625	$—	$21,597
	2022	$14,736	$1,392	$7,182	$—	$23,310
John Blair Powell, Jr.	2024	$28,248	$1,572	$64,627	$—	$94,447
	2023	$22,068	$1,236	$61,106	$—	$84,410
	2022	$22,068	$1,392	$62,050	$—	$85,510
Lisa VanRoekel	2024	$9,804	$1,572	$47,150	$—	$58,526
	2023	$7,656	$1,236	$45,494	$—	$54,386
	2022	$7,656	$1,392	$47,167	$—	$56,215
(1)We provide a fully insured supplemental executive medical plan to certain executives, including all of the Named Executive Officers, to cover most healthcare costs in excess of amounts covered by our health insurance plans. The amounts shown (other than the fiscal 2024 and fiscal 2023 amounts for Mr. Given) represent the total premiums paid for the supplemental executive medical plan for each of the Named Executive Officers during each of the years presented. The fiscal 2024 and fiscal 2023 amounts for Mr. Given represent the amount we reimbursed Mr. Given for a supplemental health policy and other medical services in the U.K. that, along with his U.K. National Health Service coverage, provides Mr. Given with healthcare benefits that are comparable to the benefits provided to the other executive officers.
(2)Represents group life insurance premiums paid on behalf of the Named Executive Officers. The benefit provides life and accidental death and dismemberment coverage for the Named Executive Officers at three times annual salary up to a maximum of $1 million. The fiscal 2024 and fiscal 2023 amounts for Mr. Given represent the amount we paid for a rider to the group term policy to provide Mr. Given with comparable benefits in the U.K.
(3)Includes Company contributions to the 401(k) plan and the Supplemental Executive Retirement Plan.
(4)Includes Company-reimbursed expenses related to immigration assistance and tax support services.

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

The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2024:

	Salary	Incentive Bonus	Accelerated Vesting of Restricted Stock (1)	Accelerated Vesting of SERP Balance

Resignation for Good Reason:
Lachlan P. Given	$—	$—	$—	$—
Timothy K. Jugmans	$—	$—	$—	$—
Philip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr.	$—	$—	$—	$—
Lisa VanRoekel	$—	$—	$—	$—
Termination Without Cause:
Lachlan P. Given	$750,000	$—	$—	$—
Timothy K. Jugmans	$475,000	$—	$—	$—
Philip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr.	$600,000	$—	$—	$—
Lisa VanRoekel	$410,000	$—	$—	$—
Death or Disability:
Lachlan P. Given	$—	$—	$9,155,869	$160,443
Timothy K. Jugmans	$—	$—	$2,611,672	$113,619
Philip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr. (2)	$—	$—	$4,463,170	$—
Lisa VanRoekel	$—	$—	$1,613,467	$87,942
Change in Control (3):
Lachlan P. Given	$1,500,000	$2,250,000	$9,155,869	$160,443
Timothy K. Jugmans	$950,000	$950,000	$2,611,672	$113,619
Philip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr. (2)	$1,200,000	$1,200,000	$4,463,170	$—
Lisa VanRoekel	$615,000	$369,000	$1,613,467	$87,942
(1)Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 30, 2024 ($11.21).
(2)Mr. Powell is fully vested in his SERP account.
(3)Subject to the terms of the Change in Control Severance Plan. See “Compensation Discussion and Analysis — Other Executive Compensation Matters — Change in Control Severance Plan.”

Director Compensation
Each non-employee director receives a basic annual retainer fee, with the Lead Independent Director, the chair of the Audit and Risk Committee and the chair of the People and Compensation Committee each receiving an additional amount. During fiscal 2023 the basic annual retainer fee was $80,000, and additional amounts paid to the Lead Independent Director, the chair of the Audit and Risk Committee and the chair of the People and Compensation Committee were $40,000, $27,500 and $15,000, respectively. Annual retainer fees are paid in cash on a quarterly basis.
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
The following table sets forth the compensation paid to our non-employee directors for fiscal 2024. Mr. Cohen and Mr. Given are executive officers of the Company and do not receive any additional compensation for serving on the Board of Directors.

Director	Fees Earned or Paid in Cash	Restricted Stock Awards (1)	Total

Matthew W. Appel	$120,000	$160,000	$280,000
Zena Srivatsa Arnold	$80,000	$160,000	$240,000
Jason A. Kulas	$80,000	$160,000	$240,000
Pablo Lagos Espinosa	$95,000	$160,000	$255,000
Gary L. Tillett	$107,500	$160,000	$267,500
(1)Amounts represent the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC 718-10-25. See Note 8: Common Stock And Stock Compensation of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data”. The actual value realized by the director with respect to stock awards will depend on the market value of our stock on the date the stock is sold.
Each of the non-employee directors received a grant of 15,037 shares of restricted stock on March 21, 2024. That amount was determined by dividing $160,000 (2X the annual director fee) by $10.64, the trading price of the Class A Common Stock at the time of grant. These shares are scheduled to vest immediately before the 2025 Annual Meeting of Stockholders (but no later than March 31, 2025).
As of September 30, 2024, each of the continuing non-employee directors held 15,037 shares of unvested restricted stock.

The non-employee director compensation program for fiscal 2025 will generally be the same as the fiscal 2024 program described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
We have two equity compensation plans that have been approved by stockholders — the 2010 Long-Term Incentive Plan (applicable to outstanding long-term incentive awards issued on or before December 31, 2021) and the 2022 Long-Term Incentive Plan (applicable to all long-term incentive awards issued on or after January 1, 2022). New awards can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units or performance shares although generally we issue only restricted stock and restricted stock unit awards. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plans as of September 30, 2024:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	—	—	576,429	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	576,429	(1)
(1)    Amount represents the number of shares available for issuance in the 2022 Long-Term Incentive Plan as of September 30, 2024. An additional 850,000 shares were added to the plan on October 30, 2024 to cover the fiscal 2025 LTI awards to be issued in November 2024 which will leave 280,927 shares for future issuances. The 2010 Long-Term Incentive Plan remains effective only to cover currently outstanding awards issued on or prior to December 31, 2021, as that plan was replaced by the 2022 Long-Term Incentive Plan.

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of November 1, 2024 (except as noted below) for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-voting Common Stock				Class B Voting Common Stock
Beneficial Owner	Number		Percent		Number	Percent	Voting Percent

MS Pawn Limited Partnership (a) MS Pawn Corporation Phillip Ean Cohen 2500 Bee Cave Road Bldg One, Suite 200 Rollingwood, Texas 78746	2,974,047	(b)	5.46%	(b)	2,970,171	100%	100%
Blackrock Inc. 50 Hudson Yards New York, New York 10001	9,761,969	(c)	17.92%		—	—	—
Dimensional Fund Advisors LP 6300 Bee Cave Road, Building One Austin, Texas 78746	4,068,011	(d)	7.47%		—	—	—
Vanguard Group Inc. P.O. Box 2600, V26 Valley Forge, Pennsylvania 19482-2600	3,389,461	(c)	6.22%		—	—	—
Matthew W. Appel	123,647		*		—	—	—
Zena Srivatsa Arnold	125,721		*		—	—	—
Lachlan P. Given	818,477	(e)	*		—	—	—
Jason A. Kulas	158,545	(f)	*
Pablo Lagos Espinosa	213,140	(g)	*
Gary L. Tillett	125,721		*
Timothy K. Jugmans	176,322	(h)	*		—	—	—
John Blair Powell, Jr.	272,396	(i)	*
Lisa VanRoekel	103,925	(j)	*		—	—	—
Directors and executive officers as a group (14 persons)	5,625,444	(k)	10.33%		2,970,171	100%	100%
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
(c)As of June 30, 2024 based on Form 13F.
(d)As of September 30, 2024 based on Form 13F.
(e)Includes 217,821 unvested restricted stock units expected to vest within 60 days of November 1, 2024.
(f)These shares are held by a revocable trust of which Mr, Kulas is a co-trustee.
(g)These shares are held by Lakeside Growth Enterprises, L.P., of which Mr. Lagos is sole beneficial owner.
(h)Includes 77,184 unvested restricted stock units expected to vest within 60 days of November 1, 2024.
(i)Includes 125,722 unvested restricted stock units expected to vest within 60 days of November 1, 2024.
(j)Includes 54,970 unvested restricted stock units expected to vest within 60 days of November 1, 2024.
(k)Group includes those persons who were serving as directors and executive officers on November 1, 2024. Number shown includes 663,305 unvested restricted stock units expected to vest within 60 days of November 1, 2024.
*    Shares beneficially owned do not exceed one percent of Class A Common Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Related Party Transactions
Review and Approval of Transactions with Related Persons
The Board of Directors has adopted a written comprehensive policy for the review and evaluation of all related party transactions. Under that policy, the Audit and Risk Committee is charged with the responsibility of (a) reviewing and evaluating all transactions, or proposed transactions, between the Company and a related person and (b) approving, ratifying, rescinding or taking other action with respect to each such transaction. With respect to any specific transaction, the Audit and Risk Committee may, in its discretion, transfer its responsibilities to either the full Board of Directors or to any special committee of the Board of Directors designated and created for the purpose of reviewing, evaluating, approving or ratifying such transaction.
Employment arrangement with Nicholas Cohen
Nicholas Cohen, the son of Phillip E. Cohen, the beneficial owner of all of our Class B Voting Common Stock and our Executive Chairman, has been an employee of the Company since May 2018, currently serving in the position of Vice President, Business Development. The Company considers the employment relationship with Nicholas Cohen to be a related party transaction that is subject to the Company’s Policy for Review and Evaluation of Related Party Transactions. Accordingly, the Audit and Risk Committee reviews and approves all promotion opportunities and compensation changes for Nicholas Cohen.
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
The Board has evaluated all relationships between the Company and each of the persons who served as a director during any portion of fiscal 2024 and has made the following determinations with respect to each director’s independence:

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
(b)Mr. Cohen and Mr. Given were executive officers of the Company during all of fiscal 2024, and Mr. Kulas was an executive officer of the Company from February 2020 until January 2022. Therefore, they are not independent in accordance with the standards set forth in the Nasdaq Listing Rules.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents all fees we incurred in connection with professional services provided by BDO USA, P.C. for fiscal 2024 and 2023:

	Year Ended September 30,
	2024	2023

Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act and quarterly reviews	$1,912,000	$1,767,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$1,912,000	$1,767,000
The Audit and Risk Committee has adopted a policy requiring its pre-approval of all fees to be paid to our independent audit firm, regardless of the type of service.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this 10-K:
(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II — Item 8 — Financial Statements and Supplementary Data”:
•Report of Independent Registered Public Accounting Firm (2024 and 2023) — BDO USA, P.C.
•Consolidated Balance Sheets as of September 30, 2024 and 2023
•Consolidated Statements of Operations for each of the three years in the period ended September 30, 2024
•Consolidated Statements of Comprehensive Income for each of the three years in the period ended September 30, 2024
•Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2024
•Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2024
•Notes to Consolidated Financial Statements.
(2) Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.
ITEM 16. FORM 10-K SUMMARY
None.

Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit	Description of Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	0-19424	3.1	October 3, 2013
3.2	Certificate of Amendment, dated March 25, 2014, to the Company’s Amended and Restated Certificate of Incorporation	8-K	0-19424	99.1	March 25, 2014
3.3	Amended and Restated By-Laws, effective July 20, 2014	8-K	0-19424	3.2	July 22, 2014
4.1	Specimen of Class A Non-voting Common Stock Certificate	S-1	33-41317	4.1	August 23, 1991
4.2	Description of EZCORP, Inc. Class A Non-voting Common Stock	8-K	0-19424	4.1	October 3, 2013
4.3	Indenture, dated July 5, 2017, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee	8-K	0-19424	4.1	July 6, 2017
4.4	Indenture, dated May 14, 2018, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee	8-K	0-19424	4.1	May 15, 2018
4.5	Successor Trustee Agreement, dated September 12, 2019, Between EZCORP, Inc., and Wells Fargo Bank, National Association, as prior trustee, and Branch Banking and Trust Company, as successor trustee	8-K	0-19424	4.1	October 7, 2019
4.6	Indenture, dated December 12, 2022, between EZCORP, Inc. and Truist Bank, as trustee	8-K	0-19424	4.1	December 13, 2022
10.1*	EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005	8-K	0-19424	10.94	December 1, 2005
10.2*	Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan, Effective November 28, 2018	8-K	0-19424	10.1	November 29, 2018
10.3*	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers	10-K	0-19424	10.15	November 24, 2010
10.4*	Form of Restricted Stock Award for non-employee directors	10-K	0-19424	10.17	November 24, 2010
10.5*	Amended and Restated EZCORP, Inc. 2022 Long-term Incentive Plan, Effective November 15, 2022	10-K	0-19424	10.5	November 16, 2022
10.6*	EZCORP, Inc. Change in Control Severance Plan, Effective November 15, 2022	10-K	0-19424	10.6	November 16, 2022
10.7*	Amendment to Amended and Restated EZCORP, Inc. 2010 Long-Term Incentive Plan, Effective November 15, 2022	10-K	0-19424	10.7	November 16, 2022
10.8*	Employment Contract, dated November 14, 2023, between EZCORP UK Limited and Lachlan P. Given	10-K	0-19424	10.8	November 15, 2023
19.1	EZCORP, Inc. Insider Trading Policy, effective November 5, 2024					x
21.1	List of Subsidiaries of EZCORP, Inc.					x
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm					x
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					x
97.1	EZCORP, Inc. Compensation Recovery Policy, effective August 1, 2023					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data files because the XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File in Inline XBRL format (contained in Exhibit 101)
_____________________________

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
†	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

EZCORP, Inc.
Date: November 13, 2024	By:	/s/ Lachlan P. Given
Lachlan P. Given
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lachlan P. Given	Chief Executive Officer and Director (principal executive officer)	November 13, 2024
Lachlan P. Given

/s/ Timothy K. Jugmans	Chief Financial Officer (principal financial officer)	November 13, 2024
Timothy K. Jugmans

/s/ Phillip E. Cohen	Executive Chairman of the Board	November 13, 2024
Phillip E. Cohen

/s/ Matthew W. Appel	Director	November 13, 2024
Matthew W. Appel

/s/ Zena Srivatsa Arnold	Director	November 13, 2024
Zena Srivatsa Arnold

/s/ Jason A. Kulas	Director	November 13, 2024
Jason A. Kulas

/s/ Pablo Lagos Espinosa	Director	November 13, 2024
Pablo Lagos Espinosa

/s/ Gary L. Tillett	Director	November 13, 2024
Gary L. Tillett

/s/ Robbie Hicks	Chief Accounting Officer (principal accounting officer)	November 13, 2024
Robert J. Hicks