Form 10-Q
period 2024-12-31
EZCORP INC
filed 2025-02-05
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024 or

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
As of January 29, 2025, 51,968,414 shares of the registrant’s Class A Non-voting Common Stock (“Class A Common Stock”), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	December 31, 2024	December 31, 2023	September 30, 2024
Assets:
Current assets:
Cash and cash equivalents	$174,506	$218,516	$170,513
Restricted cash	9,386	8,470	9,294
Pawn loans	274,824	243,252	274,084
Pawn service charges receivable, net	45,198	40,002	44,013
Inventory, net	199,481	164,927	191,923
Prepaid expenses and other current assets	36,562	44,001	39,171
Total current assets	739,957	719,168	728,998
Investments in unconsolidated affiliates	13,555	10,125	13,329
Other investments	51,903	51,220	51,900
Property and equipment, net	63,231	68,998	65,973
Right-of-use assets, net	227,810	231,103	226,602
Goodwill	304,722	303,799	306,478
Intangible assets, net	57,093	56,977	58,451
Deferred tax asset, net	24,990	25,984	25,362
Other assets, net	15,872	13,819	16,144
Total assets	$1,499,133	$1,481,193	$1,493,237

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$103,205	$34,307	$103,072
Accounts payable, accrued expenses and other current liabilities	68,682	69,386	85,737
Customer layaway deposits	24,216	18,324	21,570
Operating lease liabilities, current	57,900	57,980	58,998
Total current liabilities	254,003	179,997	269,377
Long-term debt, net	224,505	326,223	224,256
Deferred tax liability, net	2,186	372	2,080
Operating lease liabilities	182,228	188,475	180,616
Other long-term liabilities	12,317	11,243	12,337
Total liabilities	675,239	706,310	688,666
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $0.01 per share; shares authorized: 100 million; issued and outstanding: 52,050,550 as of December 31, 2024; 52,272,594 as of December 31, 2023; and 51,582,698 as of September 30, 2024	520	523	516
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	345,783	343,870	348,366
Retained earnings	536,427	457,929	507,206
Accumulated other comprehensive loss	(58,866)	(27,469)	(51,547)
Total equity	823,894	774,883	804,571
Total liabilities and equity	$1,499,133	$1,481,193	$1,493,237

See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
(in thousands, except per share amount)	2024	2023

Revenues:
Merchandise sales	$186,343	$179,403
Jewelry scrapping sales	16,732	14,082
Pawn service charges	117,052	106,449
Other revenues	43	57
Total revenues	320,170	299,991
Merchandise cost of goods sold	121,824	115,210
Jewelry scrapping cost of goods sold	12,942	12,208
Gross profit	185,404	172,573
Operating expenses:
Store expenses	116,451	110,555
General and administrative	18,669	16,543
Depreciation and amortization	8,335	8,565
Loss (gain) on sale or disposal of assets and other	8	(172)
Total operating expenses	143,463	135,491
Operating income	41,941	37,082
Interest expense	3,147	3,440
Interest income	(2,093)	(2,639)
Equity in net income of unconsolidated affiliates	(1,475)	(1,153)
Other expense (income)	978	(271)
Income before income taxes	41,384	37,705
Income tax expense	10,368	9,235
Net income	$31,016	$28,470

Basic earnings per share	$0.57	$0.52
Diluted earnings per share	$0.40	$0.36

Weighted-average basic shares outstanding	54,827	55,076
Weighted-average diluted shares outstanding	83,347	86,812
See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2024	2023

Net income	$31,016	$28,470
Other comprehensive income:
Foreign currency translation adjustment, net of income tax (expense) benefit for our investment in unconsolidated affiliate of $(106) and $57 for the three months ended December 31, 2024, and 2023, respectively.	(7,319)	4,633
Comprehensive income	$23,697	$33,103
See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2024	54,553	$546	$348,366	$507,206	$(51,547)	$804,571
Stock compensation	—	—	2,597	—	—	2,597
Release of restricted stock, net of shares withheld for taxes	718	7	(7)	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(3,971)	—	—	(3,971)
Foreign currency translation loss	—	—	—	—	(7,319)	(7,319)
Purchase and retirement of treasury stock	(250)	(3)	(1,202)	(1,795)	—	(3,000)
Net income	—	—	—	31,016	—	31,016
Balances as of December 31, 2024	55,021	$550	$345,783	$536,427	$(58,866)	$823,894

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2023	54,840	$549	$346,181	$431,140	$(32,102)	$745,768
Stock compensation	—	—	2,264	—	—	2,264
Release of restricted stock, net of shares withheld for taxes	758	8	—	—	—	8
Taxes paid related to net share settlement of equity awards	—	—	(3,253)	—	—	(3,253)
Foreign currency translation gain	—	—	—	—	4,633	4,633
Purchase and retirement of treasury stock	(355)	(4)	(1,322)	(1,681)	—	(3,007)
Net income	—	—	—	28,470	—	28,470
Balances as of December 31, 2023	55,243	$553	$343,870	$457,929	$(27,469)	$774,883

See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2024	2023

Operating activities:
Net income	$31,016	$28,470
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,335	8,565
Amortization of debt discount and deferred financing costs	382	417
Non-cash lease expense	14,421	14,744
Deferred income taxes	478	345
Other adjustments	(617)	(857)
Provision for inventory reserve	59	(156)
Stock compensation expense	2,597	2,264
Equity in net income from investment in unconsolidated affiliates	(1,475)	(1,153)
Changes in operating assets and liabilities, net of business acquisitions:
Pawn service charges receivable	(1,368)	(1,000)
Inventory	(2,384)	2,066
Prepaid expenses, other current assets and other assets	1,375	(5,823)
Accounts payable, accrued expenses and other liabilities	(38,737)	(33,991)
Customer layaway deposits	2,909	(719)
Income taxes	9,000	8,309
Net cash provided by operating activities	25,991	21,481
Investing activities:
Loans made	(247,225)	(216,978)
Loans repaid	135,190	123,021
Recovery of pawn loan principal through sale of forfeited collateral	101,850	98,209
Capital expenditures, net	(5,609)	(7,184)
Investment in other investments	—	(15,000)
Dividends from unconsolidated affiliates	1,902	1,745
Other	(148)	(677)
Net cash used in investing activities	(14,040)	(16,864)
Financing activities:
Taxes paid related to net share settlement of equity awards	(3,971)	(3,253)
Purchase and retirement of treasury stock	(3,000)	(3,007)
Payments of finance leases	(131)	(132)
Net cash used in financing activities	(7,102)	(6,392)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(764)	(207)
Net increase (decrease) in cash, cash equivalents and restricted cash	4,085	(1,982)
Cash and cash equivalents and restricted cash at beginning of period	179,807	228,968
Cash and cash equivalents and restricted cash at end of period	$183,892	$226,986
See accompanying notes to unaudited condensed consolidated financial statements.

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
These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended September 30, 2024, filed with the Securities and Exchange Commission (“SEC”) on November 13, 2024 (“2024 Annual Report”).
In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Financial results for the three month period ended December 31, 2024, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2025 or any other period due, in part, to seasonal variations. There have been no changes that have had a material impact in significant accounting policies as described in our 2024 Annual Report.
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
Merchandise Sales Revenues Recognition
Customer layaway deposits are recorded as liabilities when a customer provides a deposit for merchandise. Upon cancellation, customer layaway deposits are generally refundable, less a cancellation fee, via credit slip. Our customer layaway deposits balance as of December 31, 2024, 2023 and September 30, 2024 was $24.2 million, $18.3 million and $21.6 million, respectively, and are generally recognized as revenues within a one-year period.
Investments
We account for our investment in Rich Data Corporation (“RDC”) in accordance with Accounting Standards Codification (“ASC”) 321, Investments — Equity Securities, and we have elected to use the measurement alternative to measure this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. As of December 31, 2024, 2023 and September 30, 2024, the carrying value of our investment in RDC was $6.2 million.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The requirements of ASU 2024-03 are effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all period periods presented in the financial statements. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
In November 2024, the FASB issued ASU 2024-04, Debt - Debt with Conversions and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments (“ASU 2024-04”). ASU 2024-04 clarifies the requirements for determining whether certain settlements of convertible debt instruments, including convertible debt instruments with cash conversion features or convertible debt instruments that are not currently convertible, should be accounted for as an induced conversion. The requirements of ASU 2024-04 are effective for the Company for fiscal years beginning after December 15, 2025, and interim periods within those periods. Early adoption is permitted for all entities that have adopted the amendments in ASU 2020-06 and can be applied on a prospective or retrospective basis. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.

NOTE 2: GOODWILL
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

	Three Months Ended December 31, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2024	$264,428	$42,050	$306,478
Effect of foreign currency translation changes	—	(1,756)	(1,756)
Balances as of December 31, 2024	$264,428	$40,294	$304,722

	Three Months Ended December 31, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2023	$255,942	$46,430	$302,372
Acquisitions (a)	416	—	416
Effect of foreign currency translation changes	—	1,011	1,011
Balances as of December 31, 2023	$256,358	$47,441	$303,799
(a) Amount represents goodwill recognized in connection with an immaterial acquisition within the U.S. Pawn segment and we have therefore omitted certain disclosures.
NOTE 3: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2024	2023

Basic earnings per common share:
Net income - basic	$31,016	$28,470
Weighted shares outstanding - basic	54,827	55,076
Basic earnings per common share	$0.57	$0.52

Diluted earnings per common share:
Net income - basic	$31,016	$28,470
Add: Convertible Notes* interest expense, net of tax	2,439	2,659
Net income - diluted	$33,455	$31,129
Weighted shares outstanding - basic	54,827	55,076
Equity-based compensation awards - effect of dilution**	1,541	1,318
Convertible Notes* - effect of dilution	26,979	30,418
Weighted shares outstanding - diluted	83,347	86,812
Diluted earnings per common share	$0.40	$0.36

Potential common shares excluded from the calculation of diluted earnings per common share above:
Restricted stock***	1,437	1,581

*    The Company’s debt (collectively, the “Convertible Notes”) includes the 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”), the 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”) and the three months ended December 31, 2023 also includes the 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). See Note 7: Debt for conversion price, initial conversion rate and additional information.
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
The table below presents balances of our lease assets and liabilities and their balance sheet locations for both operating and financing leases:

(in thousands)	Balance Sheet Location	December 31, 2024	December 31, 2023	September 30, 2024
Lease assets:
Operating lease right-of-use assets	Right-of-use assets, net	$227,810	$231,103	$226,602
Financing lease assets	Other assets, net	1,340	2,124	1,559
Total lease assets		$229,150	$233,227	$228,161

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$57,900	$57,980	$58,998
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	556	572	570
Total current lease liabilities		$58,456	$58,552	$59,568

Non-current:
Operating lease liabilities	Operating lease liabilities	$182,228	$188,475	$180,616
Financing lease liabilities	Other long-term liabilities	907	1,644	1,110
Total non-current lease liabilities		$183,135	$190,119	$181,726
Total lease liabilities		$241,591	$248,671	$241,294
The table below provides major components of our lease costs:

	Three Months Ended December 31,
(in thousands)	2024	2023

Operating lease cost:
Operating lease cost *	$19,969	$19,066
Variable lease cost	3,293	4,215
Total operating lease cost	$23,262	$23,281

Financing lease cost:
Amortization of financing lease assets	$139	$151
Interest on financing lease liabilities	44	65
Total financing lease cost	$183	$216
Total lease cost	$23,445	$23,497

* Includes a reduction for sublease rental income of $0.6 million and $1.1 million for the three months ended December 31, 2024 and 2023, respectively.
Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in “Store expenses” and “General and administrative” under operating expenses, based on the underlying lease use. Cash paid for operating leases was $20.0 million and $20.3 million for the three months ended December 31, 2024 and 2023, respectively. Cash paid for principal and interest on finance leases was $0.1 million and less than $0.1 million, respectively, for the three months ended December 31, 2024 and $0.1 million and $0.1 million, respectively, for the three months ended December 31, 2023.

The weighted-average term and discount rates for leases are as follows:

	Three Months Ended December 31,
	2024	2023

Weighted-average remaining lease term (years):
Operating leases	5.02	4.86
Financing leases	2.80	3.42

Weighted-average discount rate:
Operating leases	8.40%	8.53%
Financing leases	11.14%	11.14%

As of December 31, 2024, maturities of lease liabilities under ASC 842 by fiscal year were as follows:

(in thousands)	Operating Leases	Financing Leases
Remaining 2025	$57,021	$490
Fiscal 2026	68,806	702
Fiscal 2027	54,798	453
Fiscal 2028	39,612	43
Fiscal 2029	26,082	2
Thereafter	49,919	—
Total lease liabilities	$296,238	$1,690
Less: portion representing imputed interest	56,110	227
Total net lease liabilities	$240,128	$1,463
Less: current portion	57,900	556
Total long-term net lease liabilities	$182,228	$907
We recorded $18.2 million and $9.3 million in non-cash additions to our operating right-of-use assets and lease liabilities for the three months ended December 31, 2024 and 2023, respectively. We recorded no non-cash finance lease additions for the three months ended December 31, 2024 and $0.1 million for the three months ended December 31, 2023.
NOTE 5: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of December 31, 2024, we owned 273,939,157 shares, or approximately 43.7%, of Cash Converters. We acquired our original investment in November 2009 and have increased our ownership through the acquisition of additional shares periodically since that time.
We received cash dividends from Cash Converters of $1.9 million and $1.7 million during the three months ended December 31, 2024 and 2023, respectively.
The following tables present summary financial information for Cash Converters’ most recently reported results as applicable after translation to U.S. dollars:

	June 30,
(in thousands)	2024	2023

Current assets	$185,649	$189,563
Non-current assets	133,043	103,595
Total assets	$318,692	$293,158

Current liabilities	$103,771	$97,630
Non-current liabilities	74,010	58,777
Shareholders’ equity	140,911	136,751
Total liabilities and shareholders’ equity	$318,692	$293,158

	Full-Year Ended June 30,
(in thousands)	2024	2023

Gross revenues	$251,135	$203,608
Gross profit	$152,879	$125,709
Net profit (loss)	$11,420	$(65,351)
During the three months ended December 31, 2024, and 2023 we recorded our share of income of $1.6 million and $1.2 million, respectively, from Cash Converters, included in “Equity in net income of unconsolidated affiliates” in the condensed consolidated statements of operations.
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
We have an interest in Founders, a variable interest entity, but because the Company is not the primary beneficiary, we do not consolidate Founders. Further, as we are not the appointed manager, we do not have the ability to direct the activities of the investment entity that most significantly impact its economic performance. Consequently, our preferred equity investment in Founders is accounted for utilizing the measurement alternative within ASC 321, Investments — Equity Securities. As of December 31, 2024, our $45.0 million carrying value of the preferred equity investment and $15.0 million Demand Promissory Note are included in “Other investments” and “Prepaid expenses and other current assets” in our condensed consolidated balance sheets, respectively. As of December 31, 2024, our maximum exposure for losses related to our investment in Founders was our $45.0 million preferred equity investment and $15.0 million Demand Promissory Note plus accrued and unpaid interest.
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
Financial Assets and Liabilities Not Measured at Fair Value
The tables below present our estimates of fair value of financial assets and liabilities that were not measured at fair value:

	Carrying Value	Estimated Fair Value
	December 31, 2024	December 31, 2024	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$16,317	$16,317	$—	$—	$16,317
Investments in unconsolidated affiliates	13,555	43,328	42,478	—	850
Financial liabilities:
2025 Convertible Notes	$103,205	$102,339	$—	$102,339	$—
2029 Convertible Notes	224,505	289,887	—	289,887	—

	Carrying Value	Estimated Fair Value
	December 31, 2023	December 31, 2023	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable due April 2024	$1,259	$1,259	$—	$—	$1,259
Promissory note receivable from Founders	17,073	17,073	—	—	17,073
Investments in unconsolidated affiliates	10,125	39,528	39,528	—	—
Financial liabilities:
2024 Convertible Notes	$34,307	$34,733	$—	$34,733	$—
2025 Convertible Notes	102,695	94,173	—	94,173	—
2029 Convertible Notes	223,528	236,900	—	236,900	—

	Carrying Value	Estimated Fair Value
	September 30, 2024	September 30, 2024	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$15,722	$15,722	$—	$—	$15,722
Investments in unconsolidated affiliates	13,329	42,496	41,646	—	850
Financial liabilities:
2025 Convertible Notes	$103,072	$100,401	$—	$100,401	$—
2029 Convertible Notes	224,256	273,700	—	273,700	—
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
In fiscal 2023, we loaned $15.0 million to Founders in exchange for a Demand Promissory Note secured by the common interest in Founders held by the other member. As of December 31, 2024, the interest rate on the note was 15.00% per annum, and all principal and accrued interest is due on demand. Based primarily on the short-term nature of the note, we estimate that its carrying value approximates fair value as of December 31, 2024.
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

NOTE 7: DEBT
The following table presents the Company's debt instruments outstanding:

	December 31, 2024			December 31, 2023			September 30, 2024
(in thousands)	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount

2029 Convertible Notes	$230,000	$(5,495)	$224,505	$230,000	$(6,472)	$223,528	$230,000	$(5,744)	$224,256
2025 Convertible Notes	103,373	(168)	103,205	103,373	(678)	102,695	103,373	(301)	103,072
2024 Convertible Notes	—	—	—	34,389	(82)	34,307	—	—	—
Total	$333,373	$(5,663)	$327,710	$367,762	$(7,232)	$360,530	$333,373	$(6,045)	$327,328
Less current portion	103,373	(168)	103,205	34,389	(82)	34,307	103,373	(301)	103,072
Total long-term debt	$230,000	$(5,495)	$224,505	$333,373	$(7,150)	$326,223	$230,000	$(5,744)	$224,256

The following table presents the Company’s contractual maturities related to the debt instruments as of December 31, 2024:

	Schedule of Contractual Maturities
(in thousands)	2029 Convertible Notes	2025 Convertible Notes	Total

Remaining 2025	$—	$103,373	$103,373
Fiscal 2026	—	—	—
Fiscal 2027	—	—	—
Fiscal 2028	—	—	—
Fiscal 2029	—	—	—
Thereafter	230,000	—	230,000
Total long-term debt	$230,000	$103,373	$333,373

The following table presents the Company’s interest expense related to the Convertible Notes for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
(in thousands)	2024	2023

2029 Convertible Notes:
Contractual interest expense	$2,156	$2,156
Amortization of deferred financing costs	249	244
Total interest expense	$2,405	$2,400

2025 Convertible Notes:
Contractual interest expense	$614	$614
Amortization of deferred financing costs	133	131
Total interest expense	$747	$745

2024 Convertible Notes:
Contractual interest expense	$—	$247
Amortization of deferred financing costs	—	42
Total interest expense	$—	$289

2029 Convertible Notes
In December 2022, we issued $230.0 million aggregate principal amount of the 2029 Convertible Notes, for which $230.0 million remains outstanding as of December 31, 2024. The 2029 Convertible Notes were issued pursuant to an indenture dated December 12, 2022 (the “2022 Indenture”) by and between the Company and Truist Bank, as trustee. The 2029 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933.
The 2029 Convertible Notes pay interest semi-annually in arrears at a rate of 3.750% per annum on June 15 and December 15 of each year, commencing June 15, 2023, and mature on December 15, 2029 (the “2029 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2029 Convertible Notes will be entitled to receive cash equal to the principal of the 2029 Convertible Notes plus accrued interest. The effective interest rate for the three months ended December 31, 2024 was approximately 4.28%. As of December 31, 2024, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2029 Maturity Date assuming no early conversion.
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
As of December 31, 2024, the 2029 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2029 Convertible Notes was classified as a non-current liability in our condensed consolidated balance sheets as of December 31, 2024. The classification of the 2029 Convertible Notes as current or non-current in the condensed consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.

If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2029 Convertible Notes as a current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2029 Maturity Date, we will classify our net liability under the 2029 Convertible Notes as a non-current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2029 Convertible Notes prior to maturity, any unamortized debt issuance costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on December 31, 2024, we would have recorded an expense associated with the conversion, comprised of $5.5 million of unamortized debt issuance costs. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of December 31, 2024. As of December 31, 2024, the if-converted value of the 2029 Convertible Notes did not exceed the principal amount.

2025 Convertible Notes
In May 2018, we issued $172.5 million aggregate principal amount of the 2025 Convertible Notes. The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the “2018 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2018 Indenture. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. In December 2022, we repurchased approximately $69.1 million aggregate principal amount of the 2025 Convertible Notes for approximately $62.9 million plus accrued interest. As of December 31, 2024, $103.4 million remains outstanding.
The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the “2025 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. The effective interest rate for the three months ended December 31, 2024 was approximately 2.88% for the 2025 Convertible Notes. As of December 31, 2024, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2025 Maturity Date assuming no early conversion.
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
If the note holders elect to convert their 2025 Convertible Notes prior to maturity, any unamortized debt issuance costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on December 31, 2024, we would have recorded an expense associated with the conversion, comprised of $0.2 million of unamortized debt issuance costs. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of December 31, 2024. As of December 31, 2024, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount and none of the note holders had elected to convert their 2025 Convertible Notes.
2024 Convertible Notes
In July 2017, we issued $143.75 million aggregate principal amount of the 2024 Convertible Notes. The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the “2017 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2017 Indenture. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. In December 2022, we repurchased approximately $109.4 million aggregate principal amount of the 2024 Convertible Notes for approximately $117.5 million plus accrued interest. On July 1, 2024, the $34.4 million aggregate principal amount outstanding plus accrued interest was repaid using cash on hand and 77,328 Class A Common Stock shares, equal to the accreted value, were issued as part of the 2024 Convertible Notes conversion.
The 2024 Convertible Notes paid interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and matured on July 1, 2024 (the “2024 Maturity Date”). The 2024 Convertible Notes were convertible based on an initial conversion rate of 100 shares of Class A Common Stock per $1,000 principal amount (equivalent to an initial conversion price of $10.00 per share). Until the close of business on the business day immediately preceding the 2024 Maturity Date, holders of 2024 Convertible Notes could, at their option, convert their 2024 Convertible Notes at any time. Because we did not elect an alternative settlement method prior to January 1, 2024, conversions were settled by combination settlement, which was $1,000 cash (per the $1,000 principal value) plus stock equal to the accreted value as defined in the 2017 Indenture.

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
The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. As of December 31, 2024, we had repurchased and retired 3,096,011 shares of our Class A Common Stock for $29.0 million under the Common Stock Repurchase Program, of which 250,463 shares were repurchased and retired for $3.0 million during the three months ended December 31, 2024. During the three months ended December 31, 2023, 354,882 shares were repurchased and retired for $3.0 million under the Common Stock Repurchase Program. The repurchase amount is allocated between “Additional paid-in capital” and “Retained earnings” in our condensed consolidated balance sheets.
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
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2024	2,699,914	$7.91
Granted (a)	1,138,292	10.13
Released (b)	(1,055,736)	7.39
Outstanding as of December 31, 2024	2,782,470	$9.02
(a) Includes performance adjustment of 320,076 shares awarded above their target grants resulting from the achievement of performance targets established at the grant date.
(b) 337,421 shares were withheld to satisfy related income tax withholding.
NOTE 9: COMMITMENTS AND CONTINGENCIES
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
The following income (loss) before income taxes tables present revenues for each reportable segment, disaggregated revenues within our reportable segments and Corporate, segment profits and segment contribution.

	Three Months Ended December 31, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$128,800	$57,543	$—	$186,343	$—	$186,343
Jewelry scrapping sales	15,498	1,234	—	16,732	—	16,732
Pawn service charges	87,876	29,176	—	117,052	—	117,052
Other revenues	27	16	—	43	—	43
Total revenues	232,201	87,969	—	320,170	—	320,170
Merchandise cost of goods sold	81,556	40,268	—	121,824	—	121,824
Jewelry scrapping cost of goods sold	11,968	974	—	12,942	—	12,942
Gross profit	138,677	46,727	—	185,404	—	185,404
Segment and corporate expenses (income):
Store expenses	83,089	33,362	—	116,451	—	116,451
General and administrative	—	—	—	—	18,669	18,669
Depreciation and amortization	2,717	2,046	—	4,763	3,572	8,335
Loss on sale or disposal of assets and other	—	8	—	8	—	8
Interest expense	—	—	—	—	3,147	3,147
Interest income	—	(202)	(594)	(796)	(1,297)	(2,093)
Equity in net (income) loss of unconsolidated affiliates	—	—	(1,623)	(1,623)	148	(1,475)
Other (income) expense	(11)	(71)	—	(82)	1,060	978
Segment contribution	$52,882	$11,584	$2,217	$66,683
Income (loss) before income taxes				$66,683	$(25,299)	$41,384

	Three Months Ended December 31, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$125,513	$53,890	$—	$179,403	$—	$179,403
Jewelry scrapping sales	12,815	1,267	—	14,082	—	14,082
Pawn service charges	79,073	27,376	—	106,449	—	106,449
Other revenues	37	16	4	57	—	57
Total revenues	217,438	82,549	4	299,991	—	299,991
Merchandise cost of goods sold	78,709	36,501	—	115,210	—	115,210
Jewelry scrapping cost of goods sold	11,284	924	—	12,208	—	12,208
Gross profit	127,445	45,124	4	172,573	—	172,573
Segment and corporate expenses (income):
Store expenses	77,255	33,300	—	110,555	—	110,555
General and administrative	—	—	—	—	16,543	16,543
Depreciation and amortization	2,624	2,339	—	4,963	3,602	8,565
Loss (gain) on sale or disposal of assets and other	26	(196)	—	(170)	(2)	(172)
Interest expense	—	—	—	—	3,440	3,440
Interest income	—	(420)	(573)	(993)	(1,646)	(2,639)
Equity in net income of unconsolidated affiliates	—	—	(1,153)	(1,153)	—	(1,153)
Other (income) expense	—	(48)	1	(47)	(224)	(271)
Segment contribution	$47,540	$10,149	$1,729	$59,418
Income (loss) before income taxes				$59,418	$(21,713)	$37,705
The following table presents separately identified segment assets:

(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Corporate Items	Total

As of December 31, 2024
Pawn loans	$220,208	$54,616	$—	$—	$274,824
Pawn service charges receivable, net	40,908	4,290	—	—	45,198
Inventory, net	148,460	51,021	—	—	199,481
Total assets	1,029,206	305,337	80,242	84,348	1,499,133

As of December 31, 2023
Pawn loans	$190,766	$52,486	$—	$—	$243,252
Pawn service charges receivable, net	35,707	4,295	—	—	40,002
Inventory, net	127,008	37,919	—	—	164,927
Total assets	1,004,075	323,209	78,419	75,490	1,481,193

As of September 30, 2024
Pawn loans	$214,306	$59,778	$—	$—	$274,084
Pawn service charges receivable, net	39,194	4,819	—	—	44,013
Inventory, net	138,624	53,299	—	—	191,923
Total assets	1,009,226	311,824	79,421	92,766	1,493,237

NOTE 11: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	December 31, 2024	December 31, 2023	September 30, 2024

Gross pawn service charges receivable	$57,359	$50,919	$57,544
Allowance for uncollectible pawn service charges receivable	(12,161)	(10,917)	(13,531)
Pawn service charges receivable, net	$45,198	$40,002	$44,013

Gross inventory	$202,529	$167,660	$194,657
Inventory reserves	(3,048)	(2,733)	(2,734)
Inventory, net	$199,481	$164,927	$191,923

Prepaid expenses and other	$4,218	$6,868	$3,350
Accounts receivable and other	13,945	15,699	16,482
Notes receivable	16,924	18,333	16,332
Income taxes prepaid and receivable	1,475	3,101	3,007
Prepaid expenses and other current assets	$36,562	$44,001	$39,171

Property and equipment, gross	$280,953	$352,291	$280,714
Accumulated depreciation	(217,722)	(283,293)	(214,741)
Property and equipment, net	$63,231	$68,998	$65,973

Accounts payable	$14,822	$18,200	$20,850
Accrued payroll	9,694	7,682	13,541
Incentive accrual	6,139	6,859	19,883
Other payroll related expenses	5,525	7,849	3,999
Accrued sales and VAT taxes	4,782	6,089	3,954
Accrued income taxes payable	13,600	9,068	5,934
Other current liabilities	14,120	13,639	17,576
Accounts payable, accrued expenses and other current liabilities	$68,682	$69,386	$85,737
The following table provides supplemental disclosure of condensed consolidated statements of cash flows information:

	Three Months Ended December 31,
(in thousands)	2024	2023

Supplemental disclosure of cash flow information
Cash and cash equivalents at beginning of period	$170,513	$220,595
Restricted cash at beginning of period	9,294	8,373
Total cash and cash equivalents and restricted cash at beginning of period	$179,807	$228,968

Cash and cash equivalents at end of period	$174,506	$218,516
Restricted cash at end of period	9,386	8,470
Total cash and cash equivalents and restricted cash at end of period	$183,892	$226,986

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$109,219	$96,472
Accrued acquisition consideration	—	37

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of EZCORP, Inc. and its subsidiaries (collectively, “we,” “us”, “our”, “EZCORP” or the “Company”). The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere within this report. This discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2024, as supplemented by the information set forth in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1A — Risk Factors” of this Report, for a discussion of certain risks, uncertainties and assumptions associated with these statements.
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
We exist to serve our customers’ short-term cash needs, helping them to live and enjoy their lives. We are focused on three strategic pillars:

Strengthen the Core	Relentless focus on superior execution and operational excellence in our pawn business
Cost Efficiency and Simplification	Shape a culture of cost efficiency through ongoing focus on simplification and optimization
Innovate and Grow	Broaden customer engagement to service more customers more frequently in more locations
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
Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit (“Merchandise sales GP”) and jewelry scrapping gross profit (“Jewelry Scrapping GP”) for the three months ended December 31, 2024 and 2023:

The following chart presents sources of gross profit by geographic disbursement for the three months ended December 31, 2024 and 2023:
Results of Operations
Non-GAAP Constant Currency and Same-Store Financial Information
To supplement our condensed consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide certain other non-GAAP financial information on a constant currency basis (“constant currency”) and “same-store” basis. We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos, Guatemalan quetzales and other Latin American currencies. We analyze results on a same-store basis (which is defined as stores open during the entirety of the comparable periods) to better understand existing store performance without the influence of increases or decreases resulting solely from changes in store count. We believe presentation of constant currency and same-store results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations and reflects an additional way of viewing aspects of our business that, when viewed with GAAP results, provides a better understanding and evaluation of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not rather than or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. In addition, we have an equity method investment that is denominated in Australian dollars and is translated into U.S. dollars. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three months ended December 31, 2024 and 2023 were as follows:

	December 31,		Three Months Ended December 31,
	2024	2023	2024	2023

Mexican peso	20.8	17.0	20.1	17.5
Guatemalan quetzal	7.5	7.7	7.5	7.6
Honduran lempira	25.0	24.3	24.8	24.4
Australian dollar	1.6	1.5	1.5	1.5

Operating Results
Segments
We manage our business and report our financial results in three reportable segments:
•U.S. Pawn — Represents all pawn activities in the United States;
•Latin America Pawn — Represents all pawn activities in Mexico and other parts of Latin America; and
•Other Investments — Represents our equity interest in Cash Converters and our investment in and notes receivable from Founders.
Store Count by Segment

	Three Months Ended December 31, 2024
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2024	542	737	1,279
New locations opened	—	4	4
As of December 31, 2024	542	741	1,283

	Three Months Ended December 31, 2023
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2023	529	702	1,231
New locations opened	—	5	5
Locations acquired	1	—	1
As of December 31, 2023	530	707	1,237

Three Months Ended December 31, 2024 vs. Three Months Ended December 31, 2023

These tables, as well as the discussion that follows, should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended December 31,		Change
(in thousands)	2024	2023

Gross profit:
Pawn service charges	$87,876	$79,073	11%

Merchandise sales	128,800	125,513	3%
Merchandise sales gross profit	47,244	46,804	1%
Gross margin on merchandise sales	37%	37%	—bps

Jewelry scrapping sales	15,498	12,815	21%
Jewelry scrapping sales gross profit	3,530	1,531	131%
Gross margin on jewelry scrapping sales	23%	12%	*

Other revenues	27	37	(27)%
Gross profit	138,677	127,445	9%

Segment operating expenses:
Store expenses	83,089	77,255	8%
Depreciation and amortization	2,717	2,624	4%
Loss on sale or disposal of assets and other	—	26	(100)%
Segment operating contribution	$52,871	$47,540	11%

Other segment income	(11)	—	100%
Segment contribution	$52,882	$47,540	11%

Other data:
Net earning assets (a)	$368,668	$317,774	16%
Inventory turnover	2.5	2.7	(7)%
Average monthly ending pawn loan balance per store (b)	396	359	10%
Monthly average yield on pawn loans outstanding	14%	14%	—bps
General merchandise as a % of PLO	32%	33%	(100)bps
Jewelry as a % of PLO	68%	67%	100bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

PLO ended the quarter at $220.2 million, up 15% on a total and same-store basis due to increase in average loan size, increased loan demand and improved operational performance.
Total revenues increased 7% and gross profit increased 9%, reflecting higher PSC and merchandise sales.
PSC increased 11% as a result of higher average PLO.
Merchandise sales increased 3%, and gross margin was flat at 37%. Aged general merchandise, which is inventory over one year old, increased to 2.6%, or $1.2 million of total general merchandise inventory. Excluding our three Max Pawn luxury stores in Las Vegas, aged general merchandise was 1%.
Net inventory increased 17%, in line with the growth in PLO. Inventory turnover decreased to 2.5x, from 2.7x .

Store expenses increased 8% (5% on a same-store basis), primarily due to labor costs (including higher health benefits) supporting more store activity, offset by a decrease in expenses related to our loyalty program.
Segment contribution increased 11% to $52.9 million, due to the changes noted above.
During the quarter, segment store count remained at 542.
Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Constant Currency and Same-Store Financial Information.”

	Three Months Ended December 31,
(in thousands)	2024 (GAAP)	2023 (GAAP)	Change (GAAP)	2024 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$29,176	$27,376	7%	$31,979	17%

Merchandise sales	57,543	53,890	7%	64,082	19%
Merchandise sales gross profit	17,275	17,389	(1)%	19,251	11%
Gross margin on merchandise sales	30%	32%	(200)bps	30%	(200)bps

Jewelry scrapping sales	1,234	1,267	(3)%	1,388	10%
Jewelry scrapping sales gross profit	260	343	(24)%	298	(13)%
Gross margin on jewelry scrapping sales	21%	27%	(600)bps	21%	(600)bps

Other revenues, net	16	16	—%	19	19%
Gross profit	46,727	45,124	4%	51,547	14%

Segment operating expenses:
Store expenses	33,362	33,300	—%	37,031	11%
Depreciation and amortization	2,046	2,339	(13)%	2,270	(3)%
Loss (gain) on sale or disposal of assets and other	8	(196)	(104)%	9	(105)%
Segment operating contribution	11,311	9,681	17%	12,237	26%

Other segment income	(273)	(468)	(42)%	(310)	(34)%
Segment contribution	$11,584	$10,149	14%	$12,547	24%

Other data:
Net earning assets (a)	$105,637	$90,405	17%	$122,159	35%
Inventory turnover	3.1	3.8	(18)%	3.0	(21)%
Average monthly ending pawn loan balance per store (b)	$80	$78	3%	$89	14%
Monthly average yield on pawn loans outstanding	16%	17%	(100)bps	16%	(100)bps
General merchandise as a % of PLO	60%	65%	(500)bps	62%	(300)bps
Jewelry as a % of PLO	40%	35%	500bps	38%	300bps

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2024 Change (GAAP)	2024 Change (Constant Currency)
Same-store data:
PLO	2%	17%
PSC	5%	15%
Merchandise Sales	4%	16%
Merchandise Sales Gross Profit	(3)%	8%
Store Expenses	(2)%	9%
PLO improved to $54.6 million, up 4% (19% on constant currency basis). On a same-store basis, PLO increased 2% (17% on a constant currency basis) due to improved operational performance and increased loan demand.
Total revenues were up 7% (18% on constant currency basis), and gross profit increased 4% (14% on a constant currency basis), mainly due to increased PSC and higher merchandise sales.
PSC increased to $29.2 million, up 7% (17% on a constant currency basis) as a result of higher average PLO.
Merchandise sales increased 7% (19% on constant currency basis) and merchandise sales gross margin decreased to 30% from 32%. Aged general merchandise decreased to 1.4% from 1.6% of total general merchandise inventory.
Net inventory increased 35% (57% on a constant currency basis) due to increase in PLO and decrease in inventory turnover to 3.1x, from 3.8x.
Store expenses were flat (11% increase on a constant currency basis) and on a same-store basis decreased 2% (9% increase on a constant currency basis), primarily due to labor and rent.
Segment contribution increased 14% to $11.6 million (24% on a constant currency basis), due to the changes noted above.
During the quarter, segment store count increased by four de novo stores to 741.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Three Months Ended December 31,		Change
(in thousands)	2024	2023

Gross profit:
Consumer loan fees, interest and other	$—	$4	(100)%
Gross profit	—	4	(100)%

Segment operating expenses:
Interest income	(594)	(573)	4%
Equity in net income of unconsolidated affiliates	(1,623)	(1,153)	41%
Segment operating contribution	2,217	1,730	28%

Other segment loss	—	1	(100)%
Segment contribution	$2,217	$1,729	28%
Segment contribution was $2.2 million, an increase of $0.5 million primarily due to the increase in our share of equity in net income of Cash Converters.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,		Percentage Change
(in thousands)	2024	2023

Segment contribution	$66,683	$59,418	12%
Corporate expenses (income):
General and administrative	18,669	16,543	13%
Depreciation and amortization	3,572	3,602	(1)%
Gain on sale or disposal of assets and other	—	(2)	(100)%
Interest expense	3,147	3,440	(9)%
Interest income	(1,297)	(1,646)	(21)%
Equity in net loss of unconsolidated affiliates	148	—	100%
Other expense (income)	1,060	(224)	*
Income before income taxes	41,384	37,705	10%
Income tax expense	10,368	9,235	12%
Net income	$31,016	$28,470	9%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution increased $7.3 million or 12% over the prior year quarter, primarily due to improved operating results of the U.S. Pawn and Latin America Pawn segments above.
General and administrative expense increased $2.1 million or 13%, primarily due to labor (including incentive compensation) and, to a lesser extent, ongoing support costs related to Workday.
Income tax expense increased $1.1 million primarily due to an increase in income before taxes of $3.7 million, partially offset by an increase in the benefit for stock compensation for tax purposes in excess of the book expense. The increase in the effective tax rate is due primarily to an increase in non-deductible items.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and the foreign rate differential. See our Annual Report on Form 10-K for the year ended September 30, 2024, Note 9: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
Liquidity and Capital Resources
Cash and Cash Equivalents
Our cash and cash equivalents balance was $174.5 million at December 31, 2024 compared to $170.5 million at September 30, 2024. At December 31, 2024, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.

Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Three Months Ended December 31,		Percentage Change
(in thousands)	2024	2023

Net cash provided by operating activities	$25,991	$21,481	21%
Net cash used in investing activities	(14,040)	(16,864)	(17)%
Net cash used in financing activities	(7,102)	(6,392)	11%
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(764)	(207)	269%
Net increase (decrease) in cash, cash equivalents and restricted cash	$4,085	$(1,982)	306%

The increase in cash flows provided by operating activities year-over-year was primarily due an increase in net income as well as changes in working capital primarily related to the timing of payments of prepaid expenses, accounts payable, inventory, customer layaway deposits and income taxes.
The $2.8 million decrease in cash flows used in investing activities year-over-year was primarily due to a $17.3 million decrease in net cash flows used related to strategic investments, capital expenditures and other, a $3.6 million increase in cash inflows from the sale of forfeited collateral, partially offset by an $18.1 million increase in net pawn lending outflows.
The $0.7 million increase in cash flows used in financing activities was primarily related to taxes paid related to net share settlement of equity awards.
The net effect of these changes was a $4.1 million increase in cash on hand during the current year to date period, resulting in a $183.9 million ending cash and restricted cash balance.
Sources and Uses of Cash
On May 3, 2022, our Board authorized the repurchase of up to $50 million of our Class A Common Stock over three years. As of December 31, 2024, we have repurchased 3,096,011 shares of our Class A Common Stock under the program for $29.0 million. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
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
We anticipate that cash flows from operations and cash on hand will be adequate to fund ongoing operations, current debt service requirements, tax payments, any future stock repurchases, strategic investments, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through the next twelve months. We continue to explore acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Depending on the level of acquisition activity and other factors, our ability to repay our longer-term debt obligations, including the convertible debt maturing in May 2025 and 2029, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.
Contractual Obligations
In “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2024, we reported that we had $673.5 million in total contractual obligations as of September 30, 2024. There have been no material changes to this total obligation since September 30, 2024.
We are responsible for the maintenance, property taxes and insurance at most of our locations. In the fiscal year ended September 30, 2024, these collectively amounted to $17.7 million.

Recently Adopted Accounting Policies and Recently Issued Accounting Pronouncements
See Note 1 of the Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements” of this Quarterly Report for recently issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “will,” “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “projection” and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2024 and “Part II, Item 1A — Risk Factors” of this Report.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended September 30, 2024. There have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2024.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2024. Our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9: Commitments And Contingencies of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2024.
ITEM 2. Unregistered Sale of Equity Security and Use of Proceeds
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended December 31, 2024.

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
	(in thousands, except number of shares and average price information)
October 1, 2024 through October 31, 2024	87,421	$11.42	87,421	$23,021
November 1, 2024 through November 30, 2024	40,200	$12.50	40,200	$22,518
December 1, 2024 through December 31, 2024	122,842	$12.16	122,842	$21,024
Quarter ended December 31, 2024	250,463	$11.96	250,463	$21,024

(1)	On May 3, 2022, the Board of Directors approved a share repurchase program, under which we are authorized to repurchase up to $50 million of our Class A Non-Voting common shares over a three-year period. All repurchases under this program were in open market transactions at prevailing market prices and were executed pursuant to a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
ITEM 5. Other Information
Insider Trading Arrangements
On December 11, 2024, Keith Robertson, then Chief Information Officer, terminated a prearranged trading plan entered into on May 23, 2024 to sell up to 89,830 shares of the Company’s Class A Non-Voting Common Stock between September 1, 2024 and December 31, 2024, and on December 12, 2024, Mr. Robertson entered into a prearranged trading plan to sell up to 89,830 shares of the Company’s Class A Non-Voting Common Stock between March 14, 2025 and June 30, 2025 pursuant to the terms of the plan. The plan is designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company’s policies regarding stock transactions.
Other than as described above, no Director or Executive Officer adopted, modified or terminated any contract, instruction, written plan or other trading arrangement relating to the purchase or sale of Company securities during the fiscal quarter ended December 31, 2024.

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

EZCORP, INC.

Date:	February 5, 2025	/s/ Timothy K. Jugmans
Timothy K. Jugmans, Chief Financial Officer