Form 10-Q
period 2025-03-31
EZCORP INC
filed 2025-04-28
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025 or

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
As of April 21, 2025, 52,043,599 shares of the registrant’s Class A Non-voting Common Stock (“Class A Common Stock”), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	March 31, 2025	March 31, 2024	September 30, 2024
Assets:
Current assets:
Cash and cash equivalents	$505,239	$229,111	$170,513
Restricted cash	9,499	8,581	9,294
Pawn loans	261,830	235,773	274,084
Pawn service charges receivable, net	42,323	38,268	44,013
Inventory, net	207,783	163,429	191,923
Prepaid expenses and other current assets	40,283	47,142	39,171
Total current assets	1,066,957	722,304	728,998
Investments in unconsolidated affiliates	13,967	13,162	13,329
Other investments	51,903	51,220	51,900
Property and equipment, net	64,150	63,306	65,973
Right-of-use assets, net	229,878	243,752	226,602
Goodwill	305,239	310,658	306,478
Intangible assets, net	57,079	61,714	58,451
Deferred tax asset, net	25,090	26,247	25,362
Other assets, net	15,365	15,779	16,144
Total assets	$1,829,628	$1,508,142	$1,493,237

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$103,325	$34,347	$103,072
Accounts payable, accrued expenses and other current liabilities	70,843	62,838	85,737
Customer layaway deposits	31,016	20,352	21,570
Operating lease liabilities, current	58,855	55,658	58,998
Total current liabilities	264,039	173,195	269,377
Long-term debt, net	517,188	326,573	224,256
Deferred tax liability, net	1,818	465	2,080
Operating lease liabilities	182,873	197,285	180,616
Other long-term liabilities	12,135	10,228	12,337
Total liabilities	978,053	707,746	688,666
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $0.01 per share; shares authorized: 100 million; issued and outstanding: 52,043,599 as of March 31, 2025; 52,057,309 as of March 31, 2024; and 51,582,698 as of September 30, 2024	520	521	516
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	347,796	345,174	348,366
Retained earnings	561,211	477,683	507,206
Accumulated other comprehensive loss	(57,982)	(23,012)	(51,547)
Total equity	851,575	800,396	804,571
Total liabilities and equity	$1,829,628	$1,508,142	$1,493,237

See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amount)	2025	2024	2025	2024

Revenues:
Merchandise sales	$169,467	$164,687	$355,810	$344,090
Jewelry scrapping sales	20,938	13,714	37,670	27,796
Pawn service charges	115,871	107,163	232,923	213,612
Other revenues	40	75	83	132
Total revenues	306,316	285,639	626,486	585,630
Merchandise cost of goods sold	111,555	106,259	233,379	221,469
Jewelry scrapping cost of goods sold	16,309	11,788	29,251	23,996
Gross profit	178,452	167,592	363,856	340,165
Operating expenses:
Store expenses	116,527	114,582	232,978	225,137
General and administrative	19,640	18,266	38,309	34,809
Depreciation and amortization	8,020	8,219	16,355	16,784
Loss (gain) on sale or disposal of assets and other	17	3	25	(169)
Other income	—	(765)	—	(765)
Total operating expenses	144,204	140,305	287,667	275,796
Operating income	34,248	27,287	76,189	64,369
Interest expense	3,281	3,402	6,428	6,842
Interest income	(1,875)	(2,882)	(3,968)	(5,521)
Equity in net income of unconsolidated affiliates	(1,505)	(1,719)	(2,980)	(2,872)
Other (income) expense	(65)	(165)	913	(436)
Income before income taxes	34,412	28,651	75,796	66,356
Income tax expense	9,022	7,172	19,390	16,407
Net income	$25,390	$21,479	$56,406	$49,949

Basic earnings per share	$0.46	$0.39	$1.03	$0.91
Diluted earnings per share	$0.33	$0.29	$0.74	$0.65

Weighted-average basic shares outstanding	54,965	55,093	54,895	55,084
Weighted-average diluted shares outstanding	83,140	83,045	83,247	84,948
See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024

Net income	$25,390	$21,479	$56,406	$49,949
Other comprehensive income:
Foreign currency translation adjustment, net of income tax (benefit) expense for our investment in unconsolidated affiliate of $(305) and $98 for the three months ended March 31, 2025, and 2024, respectively and $(199) and $41 for the six months ended March 31, 2025, and 2024, respectively.	884	4,457	(6,435)	9,090
Comprehensive income	$26,274	$25,936	$49,971	$59,039
See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2024	54,553	$546	$348,366	$507,206	$(51,547)	$804,571
Stock compensation	—	—	2,597	—	—	2,597
Release of restricted stock, net of shares withheld for taxes	718	7	(7)	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(3,971)	—	—	(3,971)
Foreign currency translation loss	—	—	—	—	(7,319)	(7,319)
Purchase and retirement of treasury stock	(250)	(3)	(1,202)	(1,795)	—	(3,000)
Net income	—	—	—	31,016	—	31,016
Balances as of December 31, 2024	55,021	$550	$345,783	$536,427	$(58,866)	$823,894
Stock compensation	—	—	2,404	—	—	2,404
Release of restricted stock, net of shares withheld for taxes	76	1	(1)	—	—	—
Foreign currency translation gain	—	—	—	—	884	884
Purchase and retirement of treasury stock	(83)	(1)	(390)	(606)	—	(997)
Net income	—	—	—	25,390	—	25,390
Balances as of March 31, 2025	55,014	$550	$347,796	$561,211	$(57,982)	$851,575

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2023	54,840	$549	$346,181	$431,140	$(32,102)	$745,768
Stock compensation	—	—	2,264	—	—	2,264
Release of restricted stock, net of shares withheld for taxes	758	8	—	—	—	8
Taxes paid related to net share settlement of equity awards	—	—	(3,253)	—	—	(3,253)
Foreign currency translation gain	—	—	—	—	4,633	4,633
Purchase and retirement of treasury stock	(355)	(4)	(1,322)	(1,681)	—	(3,007)
Net income	—	—	—	28,470	—	28,470
Balances as of December 31, 2023	55,243	$553	$343,870	$457,929	$(27,469)	$774,883
Stock compensation	—	—	2,580	—	—	2,580
Release of restricted stock, net of shares withheld for taxes	89	1	(1)	—	—	—
Foreign currency translation gain	—	—	—	—	4,457	4,457
Purchase and retirement of treasury stock	(305)	(3)	(1,275)	(1,725)	—	(3,003)
Net income	—	—	—	21,479	—	21,479
Balances as of March 31, 2024	55,027	$551	$345,174	$477,683	$(23,012)	$800,396

See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
(in thousands)	2025	2024

Operating activities:
Net income	$56,406	$49,949
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,355	16,784
Amortization of deferred financing costs	725	807
Non-cash lease expense	28,943	29,514
Deferred income taxes	10	515
Other adjustments	(1,241)	(1,429)
Provision for inventory reserve	39	183
Stock compensation expense	5,001	4,844
Equity in net income from investment in unconsolidated affiliates	(2,980)	(2,872)
Changes in operating assets and liabilities, net of business acquisitions:
Pawn service charges receivable	1,547	1,071
Inventory	(5,390)	1,617
Prepaid expenses, other current assets and other assets	444	(8,699)
Accounts payable, accrued expenses and other liabilities	(45,490)	(57,531)
Customer layaway deposits	9,640	886
Income taxes	(1,081)	909
Net cash provided by operating activities	62,928	36,548
Investing activities:
Loans made	(484,611)	(433,194)
Loans repaid	284,095	262,970
Recovery of pawn loan principal through sale of forfeited collateral	198,387	188,351
Capital expenditures, net	(13,966)	(13,654)
Acquisitions, net of cash acquired	(79)	(8,610)
Investment in unconsolidated affiliate	(509)	(850)
Investment in other investments	—	(15,000)
Dividends from unconsolidated affiliates	1,902	1,745
Net cash used in investing activities	(14,781)	(18,242)
Financing activities:
Taxes paid related to net share settlement of equity awards	(3,971)	(3,253)
Proceeds from issuance of debt	300,000	—
Debt issuance cost	(5,310)	—
Purchase and retirement of treasury stock	(3,997)	(6,010)
Payments of finance leases	(266)	(276)
Net cash provided by (used in) financing activities	286,456	(9,539)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	328	(43)
Net increase in cash, cash equivalents and restricted cash	334,931	8,724
Cash and cash equivalents and restricted cash at beginning of period	179,807	228,968
Cash and cash equivalents and restricted cash at end of period	$514,738	$237,692
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
In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Financial results for the three and six month periods ended March 31, 2025, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2025 or any other period due, in part, to seasonal variations. There have been no changes that have had a material impact in significant accounting policies as described in our 2024 Annual Report.
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
Merchandise Sales Revenues Recognition
Customer layaway deposits are recorded as liabilities when a customer provides a deposit for merchandise. Upon cancellation, customer layaway deposits are generally refundable, less a cancellation fee, via credit slip. Our customer layaway deposits balance as of March 31, 2025, 2024 and September 30, 2024 was $31.0 million, $20.4 million and $21.6 million, respectively, and are generally recognized as revenues within a one-year period.
Investments
We account for our investment in Rich Data Corporation (“RDC”) in accordance with Accounting Standards Codification (“ASC”) 321, Investments — Equity Securities, and we have elected to use the measurement alternative to measure this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. As of March 31, 2025, 2024 and September 30, 2024, the carrying value of our investment in RDC was $6.2 million.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The requirements of ASU 2024-03 are effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all periods presented in the financial statements. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
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

NOTE 2: GOODWILL
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

	Six Months Ended March 31, 2025
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2024	$264,428	$42,050	$306,478
Effect of foreign currency translation changes	—	(1,239)	(1,239)
Balances as of March 31, 2025	$264,428	$40,811	$305,239

	Six Months Ended March 31, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2023	$255,942	$46,430	$302,372
Acquisitions (a)	6,330	—	6,330
Effect of foreign currency translation changes	—	1,956	1,956
Balances as of March 31, 2024	$262,272	$48,386	$310,658
(a) Amount represents goodwill recognized in connection with acquisitions within the U.S. Pawn segment that were immaterial, individually and in the aggregate, and we have therefore omitted certain disclosures.
NOTE 3: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2025	2024	2025	2024

Basic earnings per common share:
Net income - basic	$25,390	$21,479	$56,406	$49,949
Weighted shares outstanding - basic	54,965	55,093	54,895	55,084
Basic earnings per common share	$0.46	$0.39	$1.03	$0.91

Diluted earnings per common share:
Net income - basic	$25,390	$21,479	$56,406	$49,949
Add: Convertible Notes interest expense, net of tax*	2,405	2,415	4,844	5,074
Net income - diluted	$27,795	$23,894	$61,250	$55,023
Weighted shares outstanding - basic	54,965	55,093	54,895	55,084
Equity-based compensation awards - effect of dilution**	1,196	974	1,373	1,156
Convertible Notes - effect of dilution***	26,979	26,978	26,979	28,708
Weighted shares outstanding - diluted	83,140	83,045	83,247	84,948
Diluted earnings per common share	$0.33	$0.29	$0.74	$0.65

Potential common shares excluded from the calculation of diluted earnings per common share above:
Restricted stock****	1,424	1,676	1,433	1,673
Total	1,424	1,676	1,433	1,673

*    The Company’s debt (collectively, the “Convertible Notes”) includes the 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”), the 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”) and the six months ended March 31, 2024 also includes the 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). Effective January 1, 2024, we were required to combination settle the 2024 Convertible Notes. As such, no interest expense is included for the three months ended March 31, 2024 and only the first quarter of 2024 interest expense is included for the six months ended March 31, 2024. See Note 7: Debt for conversion price, initial conversion rate and additional information.
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
The table below presents balances of our lease assets and liabilities and their balance sheet locations for both operating and financing leases:

(in thousands)	Balance Sheet Location	March 31, 2025	March 31, 2024	September 30, 2024
Lease assets:
Operating lease right-of-use assets	Right-of-use assets, net	$229,878	$243,752	$226,602
Financing lease assets	Other assets, net	1,256	2,094	1,559
Total lease assets		$231,134	$245,846	$228,161

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$58,855	$55,658	$58,998
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	589	583	570
Total current lease liabilities		$59,444	$56,241	$59,568

Non-current:
Operating lease liabilities	Operating lease liabilities	$182,873	$197,285	$180,616
Financing lease liabilities	Other long-term liabilities	798	1,626	1,110
Total non-current lease liabilities		$183,671	$198,911	$181,726
Total lease liabilities		$243,115	$255,152	$241,294
The table below provides major components of our lease costs:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024

Operating lease cost:
Operating lease cost*	$18,244	$19,840	$38,213	$38,906
Variable lease cost	5,759	4,643	9,052	8,858
Total operating lease cost	$24,003	$24,483	$47,265	$47,764

Financing lease cost:
Amortization of financing lease assets	$143	$164	$282	$315
Interest on financing lease liabilities	41	63	85	128
Total financing lease cost	$184	$227	$367	$443
Total lease cost	$24,187	$24,710	$47,632	$48,207

*Includes a reduction for sublease rental income of $0.6 million for both the three months ended March 31, 2025 and 2024, respectively, and $1.3 million and $1.7 million for the six months ended March 31, 2025 and 2024 respectively.

Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in “Store expenses” and “General and administrative” under operating expenses, based on the underlying lease use. Cash paid for operating leases was $20.0 million and $24.3 million for the three months ended March 31, 2025 and 2024, respectively, and $40.0 million and $44.6 million for the six months ended March 31, 2025 and 2024, respectively. Cash paid for principal and interest on finance leases was $0.1 million and less than $0.1 million, respectively, for the three months ended March 31, 2025 and $0.1 million and $0.1 million, respectively, for the three months ended March 31, 2024 and $0.3 million and $0.1 million for the six months ended March 31, 2025 respectively, and $0.3 million and $0.1 million for the six months ended 2024 respectively.
The weighted-average term and discount rates for leases are as follows:

	Six Months Ended March 31,
	2025	2024

Weighted-average remaining lease term (years):
Operating leases	5.01	4.88
Financing leases	2.31	3.17

Weighted-average discount rate:
Operating leases	8.56%	8.41%
Financing leases	11.14%	11.14%

As of March 31, 2025, maturities of lease liabilities under ASC 842 by fiscal year were as follows:

(in thousands)	Operating Leases	Financing Leases
Remaining 2025	$38,713	$357
Fiscal 2026	72,795	714
Fiscal 2027	58,696	460
Fiscal 2028	43,227	44
Fiscal 2029	29,498	2
Thereafter	56,740	—
Total lease liabilities	$299,669	$1,577
Less: portion representing imputed interest	57,941	190
Total net lease liabilities	$241,728	$1,387
Less: current portion	58,855	589
Total long-term net lease liabilities	$182,873	$798
We recorded $34.0 million and $35.0 million in non-cash additions to our operating right-of-use assets and lease liabilities for the six months ended March 31, 2025 and 2024, respectively. We recorded no non-cash finance lease additions for the six months ended March 31, 2025 and $0.2 million for the six months ended March 31, 2024.
NOTE 5: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of March 31, 2025, we owned 273,939,157 shares, or approximately 43.7%, of Cash Converters. We acquired our original investment in November 2009 and have increased our ownership through the acquisition of additional shares periodically since that time.
We received cash dividends from Cash Converters of $1.9 million and $1.7 million during the six months ended March 31, 2025 and 2024, respectively. In April 2025, we received a cash dividend of $1.7 million from Cash Converters.

The following tables present summary financial information for Cash Converters’ most recently reported results as applicable after translation to U.S. dollars:

	December 31,
(in thousands)	2024	2023

Current assets	$171,745	$186,572
Non-current assets	118,223	137,271
Total assets	$289,968	$323,843

Current liabilities	$90,332	$101,097
Non-current liabilities	63,455	79,926
Shareholders’ equity	136,181	142,820
Total liabilities and shareholders’ equity	$289,968	$323,843

	Half-Year Ended December 31,
(in thousands)	2024	2023

Gross revenues	$126,947	$124,874
Gross profit	$81,456	$73,675
Net profit	$7,973	$6,499
During the three and six months ended March 31, 2025, we recorded our share of income of $1.9 million and $3.5 million, respectively, from Cash Converters, included in “Equity in net income of unconsolidated affiliates” in the condensed consolidated statements of operations. During the three and six months ended March 31, 2024, we recorded our share of income of $1.7 million and $2.9 million, respectively, from Cash Converters.
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
We have an interest in Founders, a variable interest entity, but because the Company is not the primary beneficiary, we do not consolidate Founders. Further, as we are not the appointed manager, we do not have the ability to direct the activities of the investment entity that most significantly impact its economic performance. Consequently, our preferred equity investment in Founders is accounted for utilizing the measurement alternative within ASC 321, Investments — Equity Securities. As of March 31, 2025, our $45.0 million carrying value of the preferred equity investment and $15.0 million Demand Promissory Note are included in “Other investments” and “Prepaid expenses and other current assets” in our condensed consolidated balance sheets, respectively. As of March 31, 2025, our maximum exposure for losses related to our investment in Founders was our $45.0 million preferred equity investment and $15.0 million Demand Promissory Note plus accrued and unpaid interest.
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

	Carrying Value	Estimated Fair Value
	March 31, 2025	March 31, 2025	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$16,921	$16,921	$—	$—	$16,921
Investments in unconsolidated affiliates	13,967	42,199	41,349	—	850
Financial liabilities:
2025 Convertible Notes	$103,325	$104,024	$—	$104,024	$—
2029 Convertible Notes	224,723	338,089	—	338,089	—
2032 Senior Notes	292,465	305,117	—	305,117	—

	Carrying Value	Estimated Fair Value
	March 31, 2024	March 31, 2024	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable due April 2024	$1,268	$1,268	$—	$—	$1,268
Promissory note receivable from Founders	17,706	17,706	—	—	17,706
Investments in unconsolidated affiliates	13,162	41,135	40,285	—	850
Financial liabilities:
2024 Convertible Notes	$34,347	$34,303	$—	$34,303	$—
2025 Convertible Notes	102,817	97,171	—	97,171	—
2029 Convertible Notes	223,756	268,893	—	268,893	—

	Carrying Value	Estimated Fair Value
	September 30, 2024	September 30, 2024	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$15,722	$15,722	$—	$—	$15,722
Investments in unconsolidated affiliates	13,329	42,496	41,646	—	850
Financial liabilities:
2025 Convertible Notes	$103,072	$100,401	$—	$100,401	$—
2029 Convertible Notes	224,256	273,700	—	273,700	—
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
In fiscal 2023, we loaned $15.0 million to Founders in exchange for a Demand Promissory Note secured by the common interest in Founders held by the other member. As of March 31, 2025, the interest rate on the note was 15.00% per annum, and all principal and accrued interest is due on demand. Based primarily on the short-term nature of the note, we estimate that its carrying value approximates fair value as of March 31, 2025.
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
We measured the fair value of the 2024, 2025 and 2029 Convertible Notes and 2032 Senior Notes using quoted price inputs. The notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.
NOTE 7: DEBT
The following table presents the Company's debt instruments outstanding:

	March 31, 2025			March 31, 2024			September 30, 2024
(in thousands)	Gross Amount	Deferred Financing Costs	Carrying Amount	Gross Amount	Deferred Financing Costs	Carrying Amount	Gross Amount	Deferred Financing Costs	Carrying Amount

2032 Senior Notes	$300,000	$(7,535)	$292,465	$—	$—	$—	$—	$—	$—
2029 Convertible Notes	230,000	(5,277)	224,723	230,000	(6,244)	223,756	230,000	(5,744)	224,256
2025 Convertible Notes	103,373	(48)	103,325	103,373	(556)	102,817	103,373	(301)	103,072
2024 Convertible Notes	—	—	—	34,389	(42)	34,347	—	—	—
Total	$633,373	$(12,860)	$620,513	$367,762	$(6,842)	$360,920	$333,373	$(6,045)	$327,328
Less current portion	103,373	(48)	103,325	34,389	(42)	34,347	103,373	(301)	103,072
Total long-term debt	$530,000	$(12,812)	$517,188	$333,373	$(6,800)	$326,573	$230,000	$(5,744)	$224,256
The following table presents the Company’s contractual maturities related to the debt instruments as of March 31, 2025:

	Schedule of Contractual Maturities
(in thousands)	2032 Senior Notes	2029 Convertible Notes	2025 Convertible Notes	Total

Remaining 2025	$—	$—	$103,373	$103,373
Fiscal 2026	—	—	—	—
Fiscal 2027	—	—	—	—
Fiscal 2028	—	—	—	—
Fiscal 2029	—	—	—	—
Thereafter	300,000	230,000	—	530,000
Total long-term debt	$300,000	$230,000	$103,373	$633,373

The following table presents the Company’s interest expense related to it’s debt for the three and six months ended March 31, 2025 and 2024:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2025	2024	2025	2024

2032 Senior Notes:
Contractual interest expense	$184	$—	$184	$—
Amortization of deferred financing costs	7	—	7	—
Total interest expense	$191	$—	$191	$—

2029 Convertible Notes:
Contractual interest expense	$2,157	$2,157	$4,313	$4,313
Amortization of deferred financing costs	217	228	466	472
Total interest expense	$2,374	$2,385	$4,779	$4,785

2025 Convertible Notes:
Contractual interest expense	$614	$614	$1,228	$1,228
Amortization of deferred financing costs	119	123	252	254
Total interest expense	$733	$737	$1,480	$1,482

2024 Convertible Notes:
Contractual interest expense	$—	$247	$—	$494
Amortization of deferred financing costs	—	39	—	81
Total interest expense	$—	$286	$—	$575

2032 Senior Notes
In March 2025, we issued $300.0 million aggregate principal amount of the Company’s 7.375% senior notes due 2032 (the “2032 Senior Notes”), for which $300.0 million remains outstanding as of March 31, 2025. The 2032 Senior Notes were issued pursuant to an indenture, dated March 28, 2025 (the “2025 Indenture”), by and among the Company, certain of the Company’s wholly-owned domestic subsidiaries and Truist Bank, as trustee in a private placement under Rule 144A and Regulation S under the Securities Act of 1933 (the “Securities Act”). The 2032 Senior Notes have not been and will not be registered under the federal securities laws or the securities laws of any state or any other jurisdiction. The Company is not required to register the 2032 Senior Notes for resale under the Securities Act, or the securities laws of any other jurisdiction, and is not required to exchange the 2032 Senior Notes for notes registered under the Securities Act or the securities laws of any other jurisdiction and has no present intention to do so. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.
The net proceeds from the offering were approximately $292.5 million, after deducting the initial purchasers’ discounts and estimated offering expenses payable by us. The Company capitalized approximately $7.5 million in debt issuance costs, which consisted primarily of the initial purchaser’s discount and fees and legal and other professional expenses. The debt issuance costs are being amortized over the life of the 2032 Senior Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the 2032 Senior Notes in the accompanying condensed consolidated balance sheets.
The 2032 Senior Notes pay interest semi-annually in arrears at a rate of 7.375% per annum on April 1st and October 1st of each year, commencing October 1, 2025, and mature on April 1, 2032, unless earlier redeemed or repurchased in accordance with the terms prior to such date. The effective interest rate for the three and six months ended March 31, 2025 was approximately 7.84%. The 2025 Indenture contains certain customary affirmative covenants, negative covenants and events of default. As of March 31, 2025, the Company was in compliance with all covenants relating to the 2032 Senior Notes.

The 2032 Senior Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company’s wholly-owned domestic subsidiaries. The Company may redeem some or all of the 2032 Senior Notes at any time on or after April 1, 2028, at the redemption prices set forth in the 2025 Indenture, plus accrued and unpaid interest, if any. Additionally, the Company may redeem some or all of the 2032 Senior Notes at a price equal to 100% of principal amount, plus accrued and unpaid interest, if any, plus a “make-whole” premium set forth in the Indenture prior to April 1, 2028. The Company may redeem up to 40% of the 2032 Senior Notes prior to April 1, 2028 with the proceeds of certain equity offerings at the redemption price set forth in the 2025 Indenture. If the Company sells certain assets or if the Company consummates certain change in control transactions, the Company will be required to make an offer to repurchase the 2032 Senior Notes.

2029 Convertible Notes
In December 2022, we issued $230.0 million aggregate principal amount of the 2029 Convertible Notes, for which $230.0 million remains outstanding as of March 31, 2025. The 2029 Convertible Notes were issued pursuant to an indenture dated December 12, 2022 (the “2022 Indenture”) by and between the Company and Truist Bank, as trustee. The 2029 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act.
The 2029 Convertible Notes pay interest semi-annually in arrears at a rate of 3.750% per annum on June 15 and December 15 of each year, commencing June 15, 2023, and mature on December 15, 2029 (the “2029 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2029 Convertible Notes will be entitled to receive cash, securities, or combination at the Company’s election equal to the principal of the 2029 Convertible Notes plus accrued interest. The effective interest rate for the three and six months ended March 31, 2025 was approximately 4.28%. As of March 31, 2025, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2029 Maturity Date assuming no early conversion.
The 2029 Convertible Notes are convertible based on an initial conversion rate of 89.0313 shares of Class A Common Stock per $1,000 principal amount (equivalent to an initial conversion price of $11.232 per share). The conversion rate will not be adjusted for any accrued and unpaid interest. The 2029 Convertible Notes contain certain make-whole fundamental change premiums and customary anti-dilution adjustments. Upon conversion, we may settle in cash, shares of Class A Common Stock or any combination thereof, at our election.
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
As of March 31, 2025, the 2029 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2029 Convertible Notes was classified as a non-current liability in our condensed consolidated balance sheets as of March 31, 2025. The classification of the 2029 Convertible Notes as current or non-current in the condensed consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.

If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2029 Convertible Notes as a current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2029 Maturity Date, we will classify our net liability under the 2029 Convertible Notes as a non-current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2029 Convertible Notes prior to maturity, any unamortized debt issuance costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on March 31, 2025, we would have recorded an expense associated with the conversion, comprised of $5.3 million of unamortized debt issuance costs. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of March 31, 2025. As of March 31, 2025, the if-converted value of the 2029 Convertible Notes did not exceed the principal amount.
2025 Convertible Notes
In May 2018, we issued $172.5 million aggregate principal amount of the 2025 Convertible Notes. The 2025 Convertible Notes were issued pursuant to an indenture dated May 14, 2018 (the “2018 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2018 Indenture. The 2025 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act. In December 2022, we repurchased approximately $69.1 million aggregate principal amount of the 2025 Convertible Notes for approximately $62.9 million plus accrued interest. As of March 31, 2025, $103.4 million remains outstanding.
The 2025 Convertible Notes pay interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and mature on May 1, 2025 (the “2025 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. The effective interest rate for the three and six months ended March 31, 2025 was approximately 2.88% for the 2025 Convertible Notes. As of March 31, 2025, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2025 Maturity Date assuming no early conversion.
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
If the note holders elect to convert their 2025 Convertible Notes prior to maturity, any unamortized debt issuance costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on March 31, 2025, we would have recorded an expense associated with the conversion, comprised of less than $0.1 million of unamortized debt issuance costs. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of March 31, 2025. As of March 31, 2025, the if-converted value of the 2025 Convertible Notes did not exceed the principal amount and none of the note holders had elected to convert their 2025 Convertible Notes.
2024 Convertible Notes
In July 2017, we issued $143.75 million aggregate principal amount of the 2024 Convertible Notes. The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the “2017 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2017 Indenture. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act. In December 2022, we repurchased approximately $109.4 million aggregate principal amount of the 2024 Convertible Notes for approximately $117.5 million plus accrued interest. On July 1, 2024, the $34.4 million aggregate principal amount outstanding plus accrued interest was repaid using cash on hand and 77,328 Class A Common Stock shares, equal to the accreted value, were issued as part of the 2024 Convertible Notes conversion.
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
The amount and timing of purchases will be dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board of Directors has reserved the right to modify, suspend or terminate the program at any time. As of March 31, 2025, we had repurchased and retired 3,178,147 shares of our Class A Common Stock for $30.0 million under the Common Stock Repurchase Program, of which 82,136 and 332,599 shares were repurchased and retired for $1.0 million and $4.0 million during the three and six months ended March 31, 2025. During the three and six months ended March 31, 2024, 305,475 and 660,357 shares were repurchased and retired for $3.0 million and $6.0 million, respectively, under the Common Stock Repurchase Program. The repurchase amount is allocated between “Additional paid-in capital” and “Retained earnings” in our condensed consolidated balance sheets.
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
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2024	2,699,914	$7.91
Granted (a)	1,214,674	10.40
Released (b)	(1,130,921)	7.89
Cancelled	(50,594)	9.24
Outstanding as of March 31, 2025	2,733,073	$9.58
(a) Includes performance adjustment of 320,076 shares awarded above their target grants resulting from the achievement of performance targets established at the grant date.
(b) 337,481 shares were withheld to satisfy related income tax withholding.
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

	Three Months Ended March 31, 2025
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$116,915	$52,552	$—	$169,467	$—	$169,467
Jewelry scrapping sales	16,898	4,040	—	20,938	—	20,938
Pawn service charges	87,548	28,323	—	115,871	—	115,871
Other revenues	24	16	—	40	—	40
Total revenues	221,385	84,931	—	306,316	—	306,316
Merchandise cost of goods sold	74,772	36,783	—	111,555	—	111,555
Jewelry scrapping cost of goods sold	13,235	3,074	—	16,309	—	16,309
Gross profit	133,378	45,074	—	178,452	—	178,452
Segment and corporate expenses (income):
Store expenses	83,532	32,995	—	116,527	—	116,527
General and administrative	—	—	—	—	19,640	19,640
Depreciation and amortization	2,682	1,989	—	4,671	3,349	8,020
Loss on sale or disposal of assets and other	17	—	—	17	—	17
Interest expense	—	—	—	—	3,281	3,281
Interest income	—	(337)	(605)	(942)	(933)	(1,875)
Equity in net (income) loss of unconsolidated affiliates	—	—	(1,866)	(1,866)	361	(1,505)
Other expense (income)	4	(137)	—	(133)	68	(65)
Segment contribution	$47,143	$10,564	$2,471	$60,178
Income (loss) before income taxes				$60,178	$(25,766)	$34,412

	Three Months Ended March 31, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$114,849	$49,838	$—	$164,687	$—	$164,687
Jewelry scrapping sales	12,686	1,028	—	13,714	—	13,714
Pawn service charges	80,010	27,153	—	107,163	—	107,163
Other revenues	29	15	31	75	—	75
Total revenues	207,574	78,034	31	285,639	—	285,639
Merchandise cost of goods sold	72,798	33,461	—	106,259	—	106,259
Jewelry scrapping cost of goods sold	10,794	994	—	11,788	—	11,788
Gross profit	123,982	43,579	31	167,592	—	167,592
Segment and corporate expenses (income):
Store expenses	80,840	33,742	—	114,582	—	114,582
General and administrative	—	—	—	—	18,266	18,266
Depreciation and amortization	2,516	2,392	—	4,908	3,311	8,219
(Gain) loss on sale or disposal of assets and other	(30)	(66)	—	(96)	99	3
Other income	—	—	—	—	(765)	(765)
Interest expense	—	—	—	—	3,402	3,402
Interest income	—	(608)	(633)	(1,241)	(1,641)	(2,882)
Equity in net income of unconsolidated affiliates	—	—	(1,719)	(1,719)	—	(1,719)
Other expense (income)	—	1	14	15	(180)	(165)
Segment contribution	$40,656	$8,118	$2,369	$51,143
Income (loss) before income taxes				$51,143	$(22,492)	$28,651

	Six Months Ended March 31, 2025
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$245,715	$110,095	$—	$355,810	$—	$355,810
Jewelry scrapping sales	32,396	5,274	—	37,670	—	37,670
Pawn service charges	175,424	57,499	—	232,923	—	232,923
Other revenues	51	32	—	83	—	83
Total revenues	453,586	172,900	—	626,486	—	626,486
Merchandise cost of goods sold	156,328	77,051	—	233,379	—	233,379
Jewelry scrapping cost of goods sold	25,203	4,048	—	29,251	—	29,251
Gross profit	272,055	91,801	—	363,856	—	363,856
Segment and corporate expenses (income):
Store expenses	166,621	66,357	—	232,978	—	232,978
General and administrative	—	—	—	—	38,309	38,309
Depreciation and amortization	5,399	4,035	—	9,434	6,921	16,355
Loss on sale or disposal of assets and other	17	8	—	25	—	25
Interest expense	—	—	—	—	6,428	6,428
Interest income	—	(539)	(1,199)	(1,738)	(2,230)	(3,968)
Equity in net (income) loss of unconsolidated affiliates	—	—	(3,489)	(3,489)	509	(2,980)
Other (income) loss	(7)	(208)	—	(215)	1,128	913
Segment contribution	$100,025	$22,148	$4,688	$126,861
Income (loss) before income taxes				$126,861	$(51,065)	$75,796

	Six Months Ended March 31, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$240,362	$103,728	$—	$344,090	$—	$344,090
Jewelry scrapping sales	25,501	2,295	—	27,796	—	27,796
Pawn service charges	159,083	54,529	—	213,612	—	213,612
Other revenues	66	31	35	132	—	132
Total revenues	425,012	160,583	35	585,630	—	585,630
Merchandise cost of goods sold	151,507	69,962	—	221,469	—	221,469
Jewelry scrapping cost of goods sold	22,078	1,918	—	23,996	—	23,996
Gross profit	251,427	88,703	35	340,165	—	340,165
Segment and corporate expenses (income):
Store expenses	158,095	67,042	—	225,137	—	225,137
General and administrative	—	—	—	—	34,809	34,809
Depreciation and amortization	5,140	4,731	—	9,871	6,913	16,784
(Gain) loss on sale or disposal of assets and other	(4)	(262)	—	(266)	97	(169)
Other income	—	—	—	—	(765)	(765)
Interest expense	—	—	—	—	6,842	6,842
Interest income	—	(1,028)	(1,206)	(2,234)	(3,287)	(5,521)
Equity in net income of unconsolidated affiliates	—	—	(2,872)	(2,872)	—	(2,872)
Other (income) expense	—	(47)	15	(32)	(404)	(436)
Segment contribution	$88,196	$18,267	$4,098	$110,561
Income (loss) before income taxes				$110,561	$(44,205)	$66,356

The following table presents separately identified segment assets:

(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Corporate Items	Total

As of March 31, 2025
Pawn loans	$199,418	$62,412	$—	$—	$261,830
Pawn service charges receivable, net	37,345	4,978	—	—	42,323
Inventory, net	156,816	50,967	—	—	207,783
Total assets	1,346,150	318,833	81,258	83,387	1,829,628

As of March 31, 2024
Pawn loans	$173,744	$62,029	$—	$—	$235,773
Pawn service charges receivable, net	33,218	5,050	—	—	38,268
Inventory, net	121,863	41,566	—	—	163,429
Total assets	1,003,447	330,256	81,238	93,201	1,508,142

As of September 30, 2024
Pawn loans	$214,306	$59,778	$—	$—	$274,084
Pawn service charges receivable, net	39,194	4,819	—	—	44,013
Inventory, net	138,624	53,299	—	—	191,923
Total assets	1,009,226	311,824	79,421	92,766	1,493,237

NOTE 11: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	March 31, 2025	March 31, 2024	September 30, 2024

Gross pawn service charges receivable	$54,024	$48,812	$57,544
Allowance for uncollectible pawn service charges receivable	(11,701)	(10,544)	(13,531)
Pawn service charges receivable, net	$42,323	$38,268	$44,013

Gross inventory	$211,191	$166,557	$194,657
Inventory reserves	(3,408)	(3,128)	(2,734)
Inventory, net	$207,783	$163,429	$191,923

Prepaid expenses and other	$3,740	$8,846	$3,350
Accounts receivable and other	15,912	14,875	16,482
Notes receivable	17,575	18,974	16,332
Income taxes prepaid and receivable	3,056	4,447	3,007
Prepaid expenses and other current assets	$40,283	$47,142	$39,171

Property and equipment, gross	$284,008	$281,239	$280,714
Accumulated depreciation	(219,858)	(217,933)	(214,741)
Property and equipment, net	$64,150	$63,306	$65,973

Accounts payable	$14,927	$11,413	$20,850
Accrued payroll	15,538	12,176	13,541
Incentive accrual	9,554	9,454	19,883
Other payroll related expenses	4,132	5,178	3,999
Accrued sales and VAT taxes	4,035	5,111	3,954
Accrued income taxes payable	4,938	3,014	5,934
Other current liabilities	17,719	16,492	17,576
Accounts payable, accrued expenses and other current liabilities	$70,843	$62,838	$85,737
The following table provides supplemental disclosure of condensed consolidated statements of cash flows information:

	Six Months Ended March 31,
(in thousands)	2025	2024

Supplemental disclosure of cash flow information
Cash and cash equivalents at beginning of period	$170,513	$220,595
Restricted cash at beginning of period	9,294	8,373
Total cash and cash equivalents and restricted cash at beginning of period	$179,807	$228,968

Cash and cash equivalents at end of period	$505,239	$229,111
Restricted cash at end of period	9,499	8,581
Total cash and cash equivalents and restricted cash at end of period	$514,738	$237,692

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$210,786	$183,532
Accrued debt issuance costs	2,231	—
Accrued acquisition consideration	—	616

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
Business Developments
2032 Senior Notes

In March 2025, we issued $300.0 million aggregate principal amount of the Company’s 7.375% senior notes due 2032 (the “2032 Senior Notes”), for which $300.0 million remains outstanding as of March 31, 2025. See Note 7 of Notes to Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements" of this Report for further discussion.
Termination of Acquisition Agreement
On March 19, 2025, the Company announced the termination of an acquisition agreement with Presta Dinero, S.A. de C.V. for the purchase of 53 pawn stores in Mexico.
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
Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit (“Merchandise sales GP”) and jewelry scrapping gross profit (“Jewelry Scrapping GP”) for the three and six months ended March 31, 2025 and 2024:

The following chart presents sources of gross profit by geographic disbursement for the three and six months ended March 31, 2025 and 2024:
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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. In addition, we have an equity method investment that is denominated in Australian dollars and is translated into U.S. dollars. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and six months ended March 31, 2025 and 2024 were as follows:

	March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2025	2024	2025	2024	2025	2024

Mexican peso	20.4	16.6	20.4	17.0	20.3	17.3
Guatemalan quetzal	7.6	7.6	7.6	7.6	7.5	7.6
Honduran lempira	25.2	24.4	25.2	24.4	25.0	24.4
Australian dollar	1.6	1.5	1.6	1.5	1.6	1.5

Operating Results
Segments
We manage our business and report our financial results in three reportable segments:
•U.S. Pawn — Represents all pawn activities in the United States;
•Latin America Pawn — Represents all pawn activities in Mexico and other parts of Latin America; and
•Other Investments — Represents our equity interest in Cash Converters and our investment in and notes receivable from Founders.
Store Count by Segment

	Three Months Ended March 31, 2025
	U.S. Pawn	Latin America Pawn	Consolidated

As of December 31, 2024	542	741	1,283
New locations opened	—	9	9
Locations acquired	—	1	1
Locations combined or closed	—	(9)	(9)
As of March 31, 2025	542	742	1,284

	Three Months Ended March 31, 2024
	U.S. Pawn	Latin America Pawn	Consolidated

As of December 31, 2023	530	707	1,237
New locations opened	—	9	9
Locations acquired	6	—	6
Locations combined or closed	(1)	(5)	(6)
As of March 31, 2024	535	711	1,246

	Six Months Ended March 31, 2025
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2024	542	737	1,279
New locations opened	—	13	13
Locations acquired	—	1	1
Locations combined or closed	—	(9)	(9)
As of March 31, 2025	542	742	1,284

	Six Months Ended March 31, 2024
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2023	529	702	1,231
New locations opened	—	14	14
Locations acquired	7	—	7
Locations combined or closed	(1)	(5)	(6)
As of March 31, 2024	535	711	1,246

Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024

These tables, as well as the discussion that follows, should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024

Gross profit:
Pawn service charges	$87,548	$80,010	9%

Merchandise sales	116,915	114,849	2%
Merchandise sales gross profit	42,143	42,051	—%
Gross margin on merchandise sales	36%	37%	(100)bps

Jewelry scrapping sales	16,898	12,686	33%
Jewelry scrapping sales gross profit	3,663	1,892	94%
Gross margin on jewelry scrapping sales	22%	15%	700bps

Other revenues	24	29	(17)%
Gross profit	133,378	123,982	8%

Segment operating expenses:
Store expenses	83,532	80,840	3%
Depreciation and amortization	2,682	2,516	7%
Loss (gain) on sale or disposal of assets and other	17	(30)	(157)%
Segment operating contribution	$47,147	$40,656	16%

Other segment loss	4	—	100%
Segment contribution	$47,143	$40,656	16%

Other data:
Net earning assets (a)	$356,234	$295,607	21%
Inventory turnover	2.3	2.6	(12)%
Average monthly ending pawn loan balance per store (b)	390	345	13%
Monthly average yield on pawn loans outstanding	14%	14%	—bps
General merchandise as a % of PLO	32%	33%	(100)bps
Jewelry as a % of PLO	68%	67%	100bps

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

PLO ended the quarter at $199.4 million, up 15% on a total and same-store basis due to increase in average loan size, increased loan demand and improved operational performance.
Total revenues increased 7% and gross profit increased 8%, reflecting higher PSC.
PSC increased 9% as a result of higher average PLO, partially offset by lower PLO yield.
Merchandise sales increased 2%, and gross margin decreased to 36% from 37%. Aged general merchandise, which is inventory over one year old, decreased by 14 basis points to 2.8%, or $1.3 million of total general merchandise inventory. Excluding our three Max Pawn luxury stores in Las Vegas, aged general merchandise was 1.5%.
Net inventory increased 29%, due to the increase in PLO, increase in customer layaways and a decrease in inventory turnover to 2.3x, from 2.6x.

Store expenses increased 3% (2% on a same-store basis) primarily due to labor, the majority of which was offset by a decrease in expenses related to our loyalty program.
Segment contribution increased 16% to $47.1 million, due to the changes noted above.
Segment store count remained at 542.
Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Constant Currency and Same-Store Financial Information.”

	Three Months Ended March 31,
(in thousands)	2025 (GAAP)	2024 (GAAP)	Change (GAAP)	2025 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$28,323	$27,153	4%	$32,208	19%

Merchandise sales	52,552	49,838	5%	60,518	21%
Merchandise sales gross profit	15,769	16,377	(4)%	18,227	11%
Gross margin on merchandise sales	30%	33%	(300)bps	30%	(300)bps

Jewelry scrapping sales	4,040	1,028	293%	4,727	360%
Jewelry scrapping sales gross profit	966	34	*	1,148	*
Gross margin on jewelry scrapping sales	24%	3%	*	24%	*

Other revenues, net	16	15	7%	19	27%
Gross profit	45,074	43,579	3%	51,602	18%

Segment operating expenses:
Store expenses	32,995	33,742	(2)%	38,128	13%
Depreciation and amortization	1,989	2,392	(17)%	2,295	(4)%
Gain on sale or disposal of assets and other	—	(66)	(100)%	—	(100)%
Segment operating contribution	10,090	7,511	34%	11,179	49%

Other segment income	(474)	(607)	(22)%	(461)	(24)%
Segment contribution	$10,564	$8,118	30%	$11,640	43%

Other data:
Net earning assets (a)	$113,379	$103,595	9%	$132,141	28%
Inventory turnover	3.2	3.6	(11)%	3.2	(11)%
Average monthly ending pawn loan balance per store (b)	$81	$81	—%	$93	15%
Monthly average yield on pawn loans outstanding	16%	16%	—bps	16%	—bps
General merchandise as a % of PLO	61%	65%	(400)bps	62%	(300)bps
Jewelry as a % of PLO	39%	35%	400bps	38%	300bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2025 Change (GAAP)	2025 Change (Constant Currency)
Same-store data:
PLO	(2)%	14%
PSC	2%	17%
Merchandise Sales	2%	18%
Merchandise Sales Gross Profit	(6)%	9%
Store Expenses	(4)%	11%
PLO improved to $62.4 million, up 1% (17% on constant currency basis). On a same-store basis, PLO decreased 2% (14% increase on a constant currency basis). The constant currency increase was due to improved operational performance and increased loan demand.
Total revenues were up 9% (25% on constant currency basis), and gross profit increased 3% (18% on a constant currency basis), mainly due to increased PSC.
PSC increased to $28.3 million, up 4% (19% on a constant currency basis) as a result of higher average PLO.
Merchandise sales increased 5% (21% on constant currency basis) and merchandise sales gross margin decreased to 30% from 33%. Aged general merchandise increased to 1.9% from 1.4% of total general merchandise inventory.
Net inventory increased 23% (44% on a constant currency basis) due to increase in PLO and decrease in inventory turnover to 3.2x, from 3.6x.
Store expenses decreased 2% (13% increase on a constant currency basis) and decreased 4% on a same-store basis (11% increase on a constant currency basis). The constant currency increase was primarily due to increased labor, in line with store activity and minimum wage increases, offset by a decrease in expenses related to our loyalty program.
Segment contribution increased 30% to $10.6 million (43% on a constant currency basis), due to the changes noted above.
Segment store count increased by one to 742 due to the addition of nine de novo stores, the acquisition of one store, and the consolidation of nine stores.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Three Months Ended March 31,		Change
(in thousands)	2025	2024

Gross profit:
Consumer loan fees, interest and other	$—	$31	(100)%
Gross profit	—	31	(100)%

Segment operating expenses:
Interest income	(605)	(633)	(4)%
Equity in net income of unconsolidated affiliates	(1,866)	(1,719)	9%
Segment operating contribution	2,471	2,383	4%

Other segment loss	—	14	(100)%
Segment contribution	$2,471	$2,369	4%
Segment contribution was $2.5 million, an increase of $0.1 million primarily due to the increase in our share of equity in net income of Cash Converters.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended March 31,		Percentage Change
(in thousands)	2025	2024

Segment contribution	$60,178	$51,143	18%
Corporate expenses (income):
General and administrative	19,640	18,266	8%
Depreciation and amortization	3,349	3,311	1%
Loss on sale or disposal of assets and other	—	99	(100)%
Other income	—	(765)	(100)%
Interest expense	3,281	3,402	(4)%
Interest income	(933)	(1,641)	(43)%
Equity in net loss of unconsolidated affiliates	361	—	100%
Other loss (income)	68	(180)	(138)%
Income before income taxes	34,412	28,651	20%
Income tax expense	9,022	7,172	26%
Net income	$25,390	$21,479	18%
Segment contribution increased $9.0 million or 18% over the prior year quarter, primarily due to improved operating results of the U.S. Pawn and Latin America Pawn segments above.
General and administrative expense increased $1.4 million or 8%, primarily due to labor and a gain on a corporate lease termination in the prior year.
Income tax expense increased $1.9 million primarily due to an increase in income before taxes of $5.8 million, as well as an increase in the effective tax rate due to an increase in non-deductible officer’s compensation and non-deductible expenses.
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

Six Months Ended March 31, 2025 vs. Six Months Ended March 31, 2024
The tables below and discussion that follows should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Six Months Ended March 31,		Change
(in thousands)	2025	2024

Gross profit:
Pawn service charges	$175,424	$159,083	10%

Merchandise sales	245,715	240,362	2%
Merchandise sales gross profit	89,387	88,855	1%
Gross margin on merchandise sales	36%	37%	(100)bps

Jewelry scrapping sales	32,396	25,501	27%
Jewelry scrapping sales gross profit	7,193	3,423	110%
Gross margin on jewelry scrapping sales	22%	13%	900bps

Other revenues	51	66	(23)%
Gross profit	272,055	251,427	8%

Segment operating expenses:
Store expenses	166,621	158,095	5%
Depreciation and amortization	5,399	5,140	5%
Loss (gain) on sale or disposal of assets and other	17	(4)	*
Segment operating contribution	100,018	88,196	13%

Other segment gain	(7)	—	100%
Segment contribution	$100,025	$88,196	13%

Other data:
Average monthly ending pawn loan balance per store (a)	$393	$352	12%
Monthly average yield on pawn loans outstanding	14%	14%	—bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
During the six months ended March 31, 2025, segment store count remained at 542.
Pawn service charges increased 10% as a result of higher average PLO, partially offset by lower PLO yield.
Merchandise sales increased 2%, and merchandise sale gross profit increased 1%, reflecting a 100bps decrease in gross margin.
Store expenses increased 5% (4% on a same-store basis), primarily due to labor, offset by a decrease in expenses related to our loyalty program.
Segment contribution increased $11.8 million, or 13%, primarily due to the changes described above.

Latin America Pawn
The following table presents selected summary financial data our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Constant Currency and Same-Store Financial Information” above.

	Six Months Ended March 31,
(in thousands)	2025 (GAAP)	2024 (GAAP)	Change (GAAP)	2025 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$57,499	$54,529	5%	$64,187	18%

Merchandise sales	110,095	103,728	6%	124,600	20%
Merchandise sales gross profit	33,044	33,766	(2)%	37,477	11%
Gross margin on merchandise sales	30%	33%	(300)bps	30%	(300)bps

Jewelry scrapping sales	5,274	2,295	130%	6,115	166%
Jewelry scrapping sales gross profit	1,226	377	225%	1,446	284%
Gross margin on jewelry scrapping sales	23%	16%	700bps	24%	800bps

Other revenues, net	32	31	3%	38	23%
Gross profit	91,801	88,703	3%	103,148	16%

Segment operating expenses:
Store expenses	66,357	67,042	(1)%	75,159	12%
Depreciation and amortization	4,035	4,731	(15)%	4,565	(4)%
Loss (gain) on sale or disposal of assets and other	8	(262)	(103)%	—	(100)%
Segment operating contribution	21,401	17,192	24%	23,424	36%

Other segment income	(747)	(1,075)	(31)%	(762)	(29)%
Segment contribution	$22,148	$18,267	21%	$24,186	32%

Other data:
Average monthly ending pawn loan balance per store (a)	$81	$79	3%	$91	15%
Monthly average yield on pawn loans outstanding	16%	16%	—bps	16%	—bps

(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2025 Change (GAAP)	2025 Change (Constant Currency)
Same-store data:
PLO	(2)%	14%
PSC	4%	16%
Merchandise Sales	3%	17%
Merchandise Sales Gross Profit	(4)%	9%
Store Expenses	(3)%	10%
During the six months ended March 31, 2025, net store count increased by five due to the opening of 13 de novo stores, the acquisition of one store and the consolidation of nine stores.
PSC increased 5% to $57.5 million (18% to $64.2 million on a constant currency basis) as a result of higher average PLO.
Merchandise sales increased 6% (20% on a constant currency basis) and 3% on a same-store basis (17% on a constant currency basis). Merchandise sales gross margin decreased 300 bps to 30% from 33%.

Store expenses decreased by 1% (12% increase on a constant currency basis) and decreased by 3% (10% increase on a constant currency basis) on a same-store basis. The constant currency increase was primarily due to increased labor, in line with store activity and minimum wage increases, offset by a decrease in expenses related to our loyalty program.
Segment contribution increased $3.9 million, or 21% ($5.9 million, or 32%, on a constant currency basis), due to the changes noted above.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Six Months Ended March 31,		Change
(in thousands)	2025	2024

Gross profit:
Consumer loan fees, interest and other	$—	$35	(100)%
Gross profit	—	35	(100)%

Segment operating expenses:
Interest income	(1,199)	(1,206)	(1)%
Equity in net income of unconsolidated affiliates	(3,489)	(2,872)	21%
Segment operating contribution	4,688	4,113	14%

Other segment loss	—	15	(100)%
Segment contribution	$4,688	$4,098	14%

Segment income was $4.7 million, an increase of $0.6 million from the prior-year six months ended March 31, 2024, primarily due to the increase in our share of equity in net income of Cash Converters.
Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Six Months Ended March 31,		Percentage Change
(in thousands)	2025	2024

Segment contribution	$126,861	$110,561	15%
Corporate expenses (income):
General and administrative	38,309	34,809	10%
Depreciation and amortization	6,921	6,913	—%
Gain on sale or disposal of assets	—	97	(100)%
Other income	—	(765)	(100)%
Interest expense	6,428	6,842	(6)%
Interest income	(2,230)	(3,287)	(32)%
Equity in net loss of unconsolidated affiliates	509	—	100%
Other loss (income)	1,128	(404)	*
Income before income taxes	75,796	66,356	14%
Income tax expense	19,390	16,407	18%
Net income	$56,406	$49,949	13%

*	Represents a percentage computation that is not mathematically meaningful.

Segment contribution increased $16.3 million or 15% over the prior year six months ended March 31, 2024, primarily due to improved operating results of the U.S. Pawn and Latin America Pawn segments above.
General and administrative expenses increased $3.5 million or 10%, primarily due to labor.

Income tax expense increased $3.0 million, primarily due to an increase in income before income taxes of $9.4 million for the six months ended March 31, 2025 compared to the same prior year six month period as well as an increase in the effective tax rate due to an increase in non-deductible officer’s compensation and non-deductible expenses.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and the foreign rate differential. See Annual Report on Form 10-K for the year ended September 30, 2024, Note 9: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
Liquidity and Capital Resources
Cash and Cash Equivalents
Our cash and cash equivalents balance was $505.2 million at March 31, 2025 compared to $170.5 million at September 30, 2024. At March 31, 2025, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Six Months Ended March 31,		Percentage Change
(in thousands)	2025	2024

Net cash provided by operating activities	$62,928	$36,548	72%
Net cash used in investing activities	(14,781)	(18,242)	(19)%
Net cash provided by (used in) financing activities	286,456	(9,539)	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	328	(43)	*
Net increase in cash, cash equivalents and restricted cash	$334,931	$8,724	*

*	Represents a percentage computation that is not mathematically meaningful.

The $26.4 million increase in cash flows provided by operating activities year-over-year was primarily due to an increase in net income as well as changes in working capital primarily related to the timing of payments of accounts payable, prepaid expenses, customer layaway deposits, inventory and income taxes.
The $3.5 million decrease in cash flows used in investing activities year-over-year was primarily due to a $23.7 million decrease in net cash flows used related to investments, acquisitions and capital expenditures, a $10.0 million increase in cash inflows from the sale of forfeited collateral, partially offset by an $30.3 million increase in net pawn lending outflows.
The $296.0 million increase in cash flows provided by financing activities was primarily related to the March 2025 financing of the 2032 Senior Notes, in which we issued $300.0 million principal amount (less issuance costs) of 7.375% senior notes due 2032.
The net effect of these changes was a $334.9 million increase in cash on hand during the current year to date period, resulting in a $514.7 million ending cash and restricted cash balance.
Sources and Uses of Cash
In March 2025, we issued $300.0 million aggregate principal amount of the Company’s 7.375% senior notes due 2032 (the “2032 Senior Notes”), for which $300.0 million remains outstanding as of March 31, 2025. See Note 7 of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements” of this Report for further discussion. If the 2025 Convertible Notes holders do not convert, the Company expects to use approximately $103.4 million of the net proceeds from the offering of the Notes to repay its outstanding 2025 Convertible Notes at maturity and any excess proceeds for general corporate purposes.
On May 3, 2022, our Board authorized the repurchase of up to $50 million of our Class A Common Stock over three years. As of March 31, 2025, we have repurchased 3,178,147 shares of our Class A Common Stock under the program for $30.0 million. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
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
We anticipate that cash flows from operations and cash on hand will be adequate to fund ongoing operations, current debt service requirements, tax payments, any future stock repurchases, strategic investments, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through the next twelve months. We continue to explore acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Depending on the level of acquisition activity and other factors, our ability to repay our longer-term debt obligations, including the convertible debt maturing in May 2025 and 2029 and the 2032 Senior Notes maturing in April 2032, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.
Contractual Obligations
In “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2024, we reported that we had $673.5 million in total contractual obligations as of September 30, 2024. There have been no material changes to this total obligation since September 30, 2024, other than the 2032 Senior Notes financing as further discussed in Note 7: Debt of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Our principal executive officer and principal financial officer have concluded that as of March 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
See Note 9: Commitments And Contingencies of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2024, as supplemented by the information set forth below.

Our incurrence of debt in the form of the 2032 Senior Notes could have a material adverse effect on our financial condition and results of operations
In March 2025, we incurred debt in the aggregate principal amount of $300.0 million in the form of the 2032 Senior Notes. See Note 7 of Notes to Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements" of this Report. The indebtedness could increase the cost of future financing or otherwise limit our ability to obtain financing, including the refinancing of existing debt. The application of cash flow to repayment of our indebtedness could restrict funds available for other uses, including working capital, growth, and other general corporate purposes, which could adversely affect our financial condition and results of operations.

ITEM 2. Unregistered Sale of Equity Security and Use of Proceeds
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended March 31, 2025.

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
	(in thousands, except number of shares and average price information)
January 1, 2025 through January 31, 2025	82,136	$12.15	82,136	$20,026
February 1, 2025 through February 28, 2025	—	$—	—	$20,026
March 1, 2025 through March 31, 2025	—	$—	—	$20,026
Quarter ended March 31, 2025	82,136	$12.15	82,136	$20,026

(1)	On May 3, 2022, the Board of Directors approved a share repurchase program, under which we are authorized to repurchase up to $50 million of our Class A Non-Voting common shares over a three-year period. All repurchases under this program were in open market transactions at prevailing market prices and were executed pursuant to a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
ITEM 5. Other Information
Insider Trading Arrangements
No Director or Executive Officer adopted, modified or terminated any contract, instruction, written plan or other trading arrangement relating to the purchase or sale of Company securities during the fiscal quarter ended March 31, 2025.
ITEM 6. EXHIBITS
The following exhibits are filed with, or incorporated by reference into, this report.

		Incorporated by Reference				Filed Herewith
Exhibit	Description of Exhibit	Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated March 28, 2025, between EZCORP, Inc., the guarantors party thereto and Truist Bank, as trustee	8-K	0-19424	4.1	March 28, 2025
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
32.1†	Certifications of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data files because the XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document					x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					x
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document					x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					x
104	Cover Page Interactive Data File in Inline XBRL format (contained in Exhibit 101)
___________________________

†	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EZCORP, INC.

Date:	April 28, 2025	/s/ Timothy K. Jugmans
Timothy K. Jugmans, Chief Financial Officer