Form 10-Q
period 2025-06-30
EZCORP INC
filed 2025-07-30
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025 or

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
As of July 23, 2025, 57,925,965 shares of the registrant’s Class A Non-voting Common Stock (“Class A Common Stock”), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except share and per share amounts)	June 30, 2025	June 30, 2024	September 30, 2024
Assets:
Current assets:
Cash and cash equivalents	$472,088	$218,038	$170,513
Short-term restricted cash	9,609	9,204	9,294
Pawn loans	291,634	261,720	274,084
Pawn service charges receivable, net	45,410	40,638	44,013
Inventory, net	225,489	171,937	191,923
Prepaid expenses and other current assets	43,417	40,391	39,171
Total current assets	1,087,647	741,928	728,998
Investments in unconsolidated affiliates	13,753	12,297	13,329
Other investments	51,903	51,220	51,900
Property and equipment, net	67,439	59,926	65,973
Right-of-use assets, net	236,064	235,030	226,602
Long-term restricted cash	5,380	—	—
Goodwill	321,907	308,847	306,478
Intangible assets, net	57,960	60,164	58,451
Deferred tax asset, net	25,841	25,245	25,362
Other assets, net	15,174	15,506	16,144
Total assets	$1,883,068	$1,510,163	$1,493,237

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$—	$137,326	$103,072
Accounts payable, accrued expenses and other current liabilities	78,756	69,742	85,737
Customer layaway deposits	33,336	20,067	21,570
Operating lease liabilities, current	60,183	58,905	58,998
Total current liabilities	172,275	286,040	269,377
Long-term debt, net	517,601	223,998	224,256
Deferred tax liability, net	2,017	416	2,080
Operating lease liabilities	184,295	188,996	180,616
Other long-term liabilities	16,822	9,258	12,337
Total liabilities	893,010	708,708	688,666
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A Non-voting Common Stock, par value $0.01 per share; shares authorized: 100 million; issued and outstanding: 57,992,965 as of June 30, 2025; 51,771,917 as of June 30, 2024; and 51,582,698 as of September 30, 2024	580	518	516
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171	30	30	30
Additional paid-in capital	448,073	347,082	348,366
Retained earnings	586,549	493,830	507,206
Accumulated other comprehensive loss	(45,174)	(40,005)	(51,547)
Total equity	990,058	801,455	804,571
Total liabilities and equity	$1,883,068	$1,510,163	$1,493,237

See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amount)	2025	2024	2025	2024

Revenues:
Merchandise sales	$168,624	$158,140	$524,434	$502,230
Jewelry scrapping sales	26,970	15,395	64,640	43,191
Pawn service charges	115,339	107,830	348,262	321,442
Other revenues	48	56	131	188
Total revenues	310,981	281,421	937,467	867,051
Merchandise cost of goods sold	108,226	101,211	341,605	322,680
Jewelry scrapping cost of goods sold	19,116	13,483	48,367	37,479
Gross profit	183,639	166,727	547,495	506,892
Operating expenses:
Store expenses	119,123	116,335	352,101	341,472
General and administrative	21,780	20,060	60,089	54,869
Depreciation and amortization	8,003	8,158	24,358	24,942
Loss (gain) on sale or disposal of assets and other	—	20	25	(149)
Other operating income	(1,262)	—	(1,262)	(765)
Total operating expenses	147,644	144,573	435,311	420,369
Operating income	35,995	22,154	112,184	86,523
Interest expense	8,458	3,539	14,886	10,381
Interest income	(5,440)	(2,931)	(9,408)	(8,452)
Equity in net income of unconsolidated affiliates	(1,200)	(1,263)	(4,180)	(4,135)
Other (income) expense	(536)	(191)	377	(627)
Income before income taxes	34,713	23,000	110,509	89,356
Income tax expense	8,210	5,050	27,600	21,457
Net income	$26,503	$17,950	$82,909	$67,899

Basic earnings per share	$0.45	$0.33	$1.47	$1.23
Diluted earnings per share	$0.34	$0.25	$1.08	$0.89

Weighted-average basic shares outstanding	59,134	54,898	56,308	55,022
Weighted-average diluted shares outstanding	82,918	83,008	83,144	84,309
See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Net income	$26,503	$17,950	$82,909	$67,899
Other comprehensive income:
Foreign currency translation adjustment, net of income tax (benefit) expense for our investment in unconsolidated affiliate of $19 and $(101) for the three months ended June 30, 2025, and 2024, respectively and $180 and $(60) for the nine months ended June 30, 2025, and 2024, respectively.	12,808	(16,993)	6,373	(7,903)
Comprehensive income	$39,311	$957	$89,282	$59,996
See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2024	54,553	$546	$348,366	$507,206	$(51,547)	$804,571
Stock compensation	—	—	2,597	—	—	2,597
Release of restricted stock, net of shares withheld for taxes	718	7	(7)	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(3,971)	—	—	(3,971)
Foreign currency translation loss	—	—	—	—	(7,319)	(7,319)
Purchase and retirement of treasury stock	(250)	(3)	(1,202)	(1,795)	—	(3,000)
Net income	—	—	—	31,016	—	31,016
Balances as of December 31, 2024	55,021	$550	$345,783	$536,427	$(58,866)	$823,894
Stock compensation	—	—	2,404	—	—	2,404
Release of restricted stock, net of shares withheld for taxes	76	1	(1)	—	—	—
Foreign currency translation gain	—	—	—	—	884	884
Purchase and retirement of treasury stock	(83)	(1)	(390)	(606)	—	(997)
Net income	—	—	—	25,390	—	25,390
Balances as of March 31, 2025	55,014	$550	$347,796	$561,211	$(57,982)	$851,575
Stock compensation	—	—	4,212	—	—	4,212
Settlement of convertible notes due 2025	6,098	61	96,902	—	—	96,963
Foreign currency translation gain	—	—	—	—	12,808	12,808
Purchase and retirement of treasury stock	(149)	(1)	(837)	(1,165)	—	(2,003)
Net income	—	—	—	26,503	—	26,503
Balances as of June 30, 2025	60,963	$610	$448,073	$586,549	$(45,174)	$990,058

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2023	54,840	$549	$346,181	$431,140	$(32,102)	$745,768
Stock compensation	—	—	2,264	—	—	2,264
Release of restricted stock, net of shares withheld for taxes	758	8	—	—	—	8
Taxes paid related to net share settlement of equity awards	—	—	(3,253)	—	—	(3,253)
Foreign currency translation gain	—	—	—	—	4,633	4,633
Purchase and retirement of treasury stock	(355)	(4)	(1,322)	(1,681)	—	(3,007)
Net income	—	—	—	28,470	—	28,470
Balances as of December 31, 2023	55,243	$553	$343,870	$457,929	$(27,469)	$774,883
Stock compensation	—	—	2,580	—	—	2,580
Release of restricted stock, net of shares withheld for taxes	89	1	(1)	—	—	—
Foreign currency translation gain	—	—	—	—	4,457	4,457
Purchase and retirement of treasury stock	(305)	(3)	(1,275)	(1,725)	—	(3,003)
Net income	—	—	—	21,479	—	21,479
Balances as of March 31, 2024	55,027	$551	$345,174	$477,683	$(23,012)	$800,396
Stock compensation	—	—	3,101	—	—	3,101
Foreign currency translation loss	—	—	—	—	(16,993)	(16,993)
Purchase and retirement of treasury stock	(285)	(3)	(1,193)	(1,803)	—	(2,999)
Net income	—	—	—	17,950	—	17,950
Balances as of June 30, 2024	54,742	$548	$347,082	$493,830	$(40,005)	$801,455

See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2025	2024

Operating activities:
Net income	$82,909	$67,899
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	24,358	24,942
Amortization of deferred financing costs	1,238	1,212
Non-cash lease expense	43,889	43,999
Deferred income taxes	(542)	438
Other adjustments	(1,877)	69
Provision for inventory reserve	39	589
Stock compensation expense	9,213	7,945
Equity in net income from investment in unconsolidated affiliates	(4,180)	(4,135)
Changes in operating assets and liabilities, net of business acquisitions:
Pawn service charges receivable	(364)	(1,593)
Inventory	(9,205)	(2,775)
Prepaid expenses, other current assets and other assets	(74)	(3,625)
Accounts payable, accrued expenses and other liabilities	(58,023)	(65,396)
Customer layaway deposits	11,276	1,055
Income taxes	(927)	(360)
Net cash provided by operating activities	97,730	70,264
Investing activities:
Loans made	(738,670)	(683,121)
Loans repaid	417,734	391,297
Recovery of pawn loan principal through sale of forfeited collateral	291,903	272,781
Capital expenditures, net	(23,051)	(16,870)
Acquisitions, net of cash acquired	(17,093)	(11,963)
Proceeds from notes receivable	241	1,100
Investment in unconsolidated affiliate	(718)	(993)
Investment in other investments	—	(15,000)
Dividends from unconsolidated affiliates	3,614	3,535
Net cash used in investing activities	(66,040)	(59,234)
Financing activities:
Taxes paid related to net share settlement of equity awards	(3,971)	(3,253)
Proceeds from issuance of debt	300,000	—
Debt issuance cost	(7,563)	—
Payments on debt	(6,410)	—
Purchase and retirement of treasury stock	(6,000)	(9,009)
Payments of finance leases	(450)	(386)
Net cash provided by (used in) financing activities	275,606	(12,648)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(26)	(108)
Net increase in cash, cash equivalents and restricted cash	307,270	(1,726)
Cash and cash equivalents and restricted cash at beginning of period	179,807	228,968
Cash and cash equivalents and restricted cash at end of period	$487,077	$227,242
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
In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Financial results for the three and nine month periods ended June 30, 2025, are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2025 or any other period due, in part, to seasonal variations. There have been no changes that have had a material impact in significant accounting policies as described in our 2024 Annual Report.
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
Merchandise Sales Revenues Recognition
Customer layaway deposits are recorded as liabilities when a customer provides a deposit for merchandise. Upon cancellation, customer layaway deposits are generally refundable, less a cancellation fee, via credit slip. Our customer layaway deposits balance as of June 30, 2025, 2024 and September 30, 2024 was $33.3 million, $20.1 million and $21.6 million, respectively, and are generally recognized as revenues within a one-year period.

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
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) included within segment operating profit or loss. Additionally, the ASU requires a description of how the CODM utilizes segment operating profit or loss to assess segment performance. The requirements of ASU 2023-07 are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and retrospective application is required for all periods presented. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit and income tax expense or benefit from continuing operations. The requirements of this ASU 2023-09 are effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis. Retrospective application is permitted. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
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
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity (“ASU 2025-03”). ASU 2025-03 revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The requirements of ASU 2025-03 are effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within those periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
In July 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law. This legislation includes changes to the United States federal tax law, which may be subject to further clarification and the issuance of interpretive guidance. We are currently evaluating the impact of the legislation on our consolidated financial statements.

NOTE 2: ACQUISITIONS
On June 17, 2025, we acquired 40 pawn stores across 13 states in Mexico from Monte Primavera, S.A. de C.V. and Valuer, S.A. de C.V. The stores, operating under the names “Monte Providencia” and “Tu Empeño Efectivo,” offer traditional pawn loans, as well as auto pawn transactions, some of which are in stand-alone auto pawn stores. At closing, the Company also assumed management of 7 additional stores. We now operate a total of 1,336 pawn stores, 791 of which are in Latin America, including 604 in Mexico.

At the time of acquisition, the total consideration was $20.3 million in cash, of which $6.4 million was held back for standard indemnification purposes and for later acquisition of the 7 managed stores. Approximately $5.4 million of the retained payment is expected to be paid over the next five years and is included in long-term restricted cash and the associated consideration payable is included in other long-term liabilities on our condensed consolidated balance sheet as of June 30, 2025. The remaining $1.0 million is expected to be paid in our next fiscal quarter and is included in cash and cash equivalents and the associated consideration payable is included in accounts payable, accrued expenses and other current liabilities on our condensed consolidated balance sheet as of June 30, 2025.
This transaction qualifies as a business combination under ASC 805 due to the acquisition of an integrated set of inputs and processes that are capable of generating outputs. Although the transaction includes tangible assets such as loans and inventory, the inclusion of operating infrastructure, licenses, and a functioning workforce supports the conclusion that a business, rather than a group of assets, was acquired.
The assets acquired and liabilities assumed are based upon the fair values at the date of acquisition. The excess purchase price over the estimated fair market value of the net assets acquired has been recorded as goodwill. The estimated fair value of Pawn Loans and Inventory assumed are provisional, as the Company is gathering additional information to finalize the valuation of pawn loans and completing final inventory counts. Any changes identified during the measurement period will be recorded as adjustments to the assets acquired, liabilities assumed, or goodwill.
The preliminary purchase price allocation is as follows (in thousands):

Cash and cash equivalents	$64
Pawn loans	5,878
Pawn service charges receivable	706
Inventory	1,798
Prepaid expenses and other current assets	81
Property and equipment	507
Right-of-use assets	4,487
Goodwill	11,556
Customer layaway deposits	(188)
Operating lease liabilities	(4,463)
Other long-term liabilities	(119)
Total consideration	20,307
Retained Payment	(6,380)
Cash Paid	$13,927
The factors contributing to the recognition of goodwill, which is recorded in our Latin America Pawn segment, were based on several strategic benefits we expect to realize from the acquisition, including expansion of our store base and the ability to further leverage our pawn expertise. We expect none of the goodwill resulting from this business combination will be deductible for income tax purposes.
The results of this acquisition have been included in our condensed consolidated financial statements from June 17, 2025 through June 30, 2025, and are reported in our Latin America Pawn segment. The acquired business contributed revenues of $0.7 million and net income of $0.2 million to us for the period from June 17, 2025 to June 30, 2025.
During the three and nine months ended June 30, 2025, we incurred total acquisition costs of $0.3 million. The acquisition costs were primarily related to legal, accounting and consulting services, were expensed as incurred through June 30, 2025 and are included in general and administrative expenses in the consolidated statements of operations.
Unaudited Supplementary Pro Forma Financial Information
The following unaudited pro forma summary presents consolidated information for us as if the business combination had occurred on October 1, 2023. The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, nor does it reflect additional revenues opportunities following the acquisition. The pro forma adjustments reflected in the table below are subject to change as additional analysis is performed.

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024

Revenues	$315,820	$286,451	$952,039	$882,443
Net income	26,603	18,127	83,377	68,407
We did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma net revenues and net income. These pro forma amounts have been calculated after applying the Company’s accounting policies.
NOTE 3: GOODWILL
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

	Nine Months Ended June 30, 2025
(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2024	$264,428	$42,050	$306,478
Acquisitions(a)	2,331	11,556	13,887
Effect of foreign currency translation changes	—	1,542	1,542
Balances as of June 30, 2025	$266,759	$55,148	$321,907
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

NOTE 4: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024

Basic earnings per common share:
Net income - basic	$26,503	$17,950	$82,909	$67,899
Weighted shares outstanding - basic	59,134	54,898	56,308	55,022
Basic earnings per common share	$0.45	$0.33	$1.47	$1.23

Diluted earnings per common share:
Net income - basic	$26,503	$17,950	$82,909	$67,899
Add: Convertible Notes interest expense, net of tax*	2,066	2,427	6,909	7,501
Net income - diluted	$28,569	$20,377	$89,818	$75,400
Weighted shares outstanding - basic	59,134	54,898	56,308	55,022
Equity-based compensation awards - effect of dilution**	1,233	1,056	1,333	1,129
Convertible Notes - effect of dilution***	22,551	27,054	25,503	28,158
Weighted shares outstanding - diluted	82,918	83,008	83,144	84,309
Diluted earnings per common share	$0.34	$0.25	$1.08	$0.89

Potential common shares excluded from the calculation of diluted earnings per common share above:
Restricted stock****	1,693	1,917	1,731	1,913
Total	1,693	1,917	1,731	1,913

*    The Company’s debt (collectively, the “Convertible Notes”) includes the 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”) and the 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”), which were settled in a combination of cash and shares during the three months ended June 30, 2025. The nine months ended June 30, 2024 also includes the 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”). Effective January 1, 2024, we were required to combination settle the 2024 Convertible Notes. As such, no interest expense is included in the diluted earnings per share computation for the three months ended June 30, 2024 and only the first quarter of 2024 interest expense is included for the nine months ended June 30, 2024. See Note 8: Debt for conversion price, initial conversion rate and additional information.
**    Includes time-based share-based awards and performance-based awards for which targets for fiscal year tranches have been achieved and vesting is subject only to achievement of service conditions.
***    As the 2025 Notes were settled during the fiscal quarter, approximately 2.1 million and 5.0 million of weighted average shares were included for the three and nine months ended June 30, 2025, respectively. As we were required to combination settle the 2024 Convertible Notes effective January 1, 2024, the 3.4 million principal shares are not included for the three months ended June 30, 2024 and only the weighted average shares of 1.2 million are included for the nine months ended June 30, 2024. Additionally, 75,854 and 25,192 potential common shares related to the accreted value of the 2024 Convertible Notes are included for the three or nine months ended June 30, 2024 as the average market rate was not above the initial conversion price of $10.00 per share for the noted reporting periods. See Note 8: Debt for conversion price, initial conversion rate and additional information on the 2024 Convertible Notes, 2025 Convertible Notes, and 2029 Convertible Notes.
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
The table below presents balances of our lease assets and liabilities and their balance sheet locations for both operating and financing leases:

(in thousands)	Balance Sheet Location	June 30, 2025	June 30, 2024	September 30, 2024
Lease assets:
Operating lease right-of-use assets	Right-of-use assets, net	$236,064	$235,030	$226,602
Financing lease assets	Other assets, net	1,210	1,832	1,559
Total lease assets		$237,274	$236,862	$228,161

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$60,183	$58,905	$58,998
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	657	596	570
Total current lease liabilities		$60,840	$59,501	$59,568

Non-current:
Operating lease liabilities	Operating lease liabilities	$184,295	$188,996	$180,616
Financing lease liabilities	Other long-term liabilities	695	1,352	1,110
Total non-current lease liabilities		$184,990	$190,348	$181,726
Total lease liabilities		$245,830	$249,849	$241,294
The table below provides major components of our lease costs:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024

Operating lease cost:
Operating lease cost*	$19,742	$20,406	$57,955	$59,312
Variable lease cost	5,770	4,318	14,822	13,176
Total operating lease cost	$25,512	$24,724	$72,777	$72,488

Financing lease cost:
Amortization of financing lease assets	$153	$140	$435	$455
Interest on financing lease liabilities	40	49	125	177
Total financing lease cost	$193	$189	$560	$632
Total lease cost	$25,705	$24,913	$73,337	$73,120

*Includes a reduction for sublease rental income of $0.7 million and $0.7 million for both the three months ended June 30, 2025 and 2024, respectively, and $2.0 million and $2.4 million for the nine months ended June 30, 2025 and 2024 respectively.
Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in “Store expenses” and “General and administrative” under operating expenses, based on the underlying lease use. Cash paid for operating leases was $20.3 million and $15.9 million for the three months ended June 30, 2025 and 2024, respectively, and $60.3 million and $60.5 million for the nine months ended June 30, 2025 and 2024, respectively.

The weighted-average term and discount rates for leases are as follows:

	Nine Months Ended June 30,
	2025	2024

Weighted-average remaining lease term (years):
Operating leases	5.00	4.88
Financing leases	2.08	3.01

Weighted-average discount rate:
Operating leases	8.77%	8.33%
Financing leases	11.14%	11.14%

As of June 30, 2025, maturities of lease liabilities under ASC 842 by fiscal year were as follows:

(in thousands)	Operating Leases	Financing Leases
Remaining 2025	$19,813	$194
Fiscal 2026	76,814	771
Fiscal 2027	62,927	497
Fiscal 2028	46,718	52
Fiscal 2029	32,926	6
Thereafter	66,958	—
Total lease liabilities	$306,156	$1,520
Less: portion representing imputed interest	61,678	168
Total net lease liabilities	$244,478	$1,352
Less: current portion	60,183	657
Total long-term net lease liabilities	$184,295	$695
We recorded $51.2 million and $46.1 million in non-cash additions to our operating right-of-use assets and lease liabilities for the nine months ended June 30, 2025 and 2024, respectively.
NOTE 6: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of June 30, 2025, we owned 273,939,157 shares, or approximately 43.7%, of Cash Converters. We acquired our original investment in November 2009 and have increased our ownership through the acquisition of additional shares periodically since that time.
We received cash dividends from Cash Converters of $3.6 million and $3.5 million during the nine months ended June 30, 2025 and 2024, respectively.
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
During the three and nine months ended June 30, 2025, we recorded our share of income of $1.4 million and $4.9 million, respectively, from Cash Converters, included in “Equity in net income of unconsolidated affiliates” in the condensed consolidated statements of operations. During the three and nine months ended June 30, 2024, we recorded our share of income of $1.4 million and $4.3 million, respectively, from Cash Converters, included in Equity in net income of unconsolidated affiliates in the condensed consolidated statement of operations.
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
We have an interest in Founders, a variable interest entity, but because the Company is not the primary beneficiary, we do not consolidate Founders. Further, as we are not the appointed manager, we do not have the ability to direct the activities of the investment entity that most significantly impact its economic performance. Consequently, our preferred equity investment in Founders is accounted for utilizing the measurement alternative within ASC 321, Investments — Equity Securities. As of June 30, 2025, our $45.0 million carrying value of the preferred equity investment and $15.0 million Demand Promissory Note are included in “Other investments” and “Prepaid expenses and other current assets” in our condensed consolidated balance sheets, respectively. As of June 30, 2025, our maximum exposure for losses related to our investment in Founders was our $45.0 million preferred equity investment and $15.0 million Demand Promissory Note plus accrued and unpaid interest.
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

	Carrying Value	Estimated Fair Value
	June 30, 2025	June 30, 2025	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$17,525	$17,525	$—	$—	$17,525
Investments in unconsolidated affiliates	13,753	50,657	49,807	—	850
Financial liabilities:
2029 Convertible Notes	224,982	330,050	—	330,050	—
2032 Senior Notes	292,619	316,406	—	316,406	—

	Carrying Value	Estimated Fair Value
	June 30, 2024	June 30, 2024	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$16,186	$16,186	$—	$—	$16,186
Investments in unconsolidated affiliates	12,297	40,762	39,912	—	850
Financial liabilities:
2024 Convertible Notes	$34,386	$34,690	$—	$34,690	$—
2025 Convertible Notes	102,940	99,238	—	99,238	—
2029 Convertible Notes	223,998	262,564	—	262,564	—

	Carrying Value	Estimated Fair Value
	September 30, 2024	September 30, 2024	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$15,722	$15,722	$—	$—	$15,722
Investments in unconsolidated affiliates	13,329	42,496	41,646	—	850
Financial liabilities:
2025 Convertible Notes	$103,072	$100,401	$—	$100,401	$—
2029 Convertible Notes	224,256	273,700	—	273,700	—
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
In fiscal 2023, we loaned $15.0 million to Founders in exchange for a Demand Promissory Note secured by the common interest in Founders held by the other member. As of June 30, 2025, the interest rate on the note was 15.0% per annum, and all principal and accrued interest is due on demand. Based primarily on the short-term nature of the note, we estimate that its carrying value approximates fair value as of June 30, 2025.
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
NOTE 8: DEBT
The following table presents the Company's debt instruments outstanding:

	June 30, 2025			June 30, 2024			September 30, 2024
(in thousands)	Gross Amount	Deferred Financing Costs	Carrying Amount	Gross Amount	Deferred Financing Costs	Carrying Amount	Gross Amount	Deferred Financing Costs	Carrying Amount

2032 Senior Notes	$300,000	$(7,381)	$292,619	$—	$—	$—	$—	$—	$—
2029 Convertible Notes	230,000	(5,018)	224,982	230,000	(6,002)	223,998	230,000	(5,744)	224,256
2025 Convertible Notes	—	—	—	103,373	(433)	102,940	103,373	(301)	103,072
2024 Convertible Notes	—	—	—	34,389	(3)	34,386	—	—	—
Total	$530,000	$(12,399)	$517,601	$367,762	$(6,438)	$361,324	$333,373	$(6,045)	$327,328
Less current portion	—	—	—	137,762	(436)	137,326	103,373	(301)	103,072
Total long-term debt	$530,000	$(12,399)	$517,601	$230,000	$(6,002)	$223,998	$230,000	$(5,744)	$224,256
The following table presents the Company’s interest expense related to its debt for the three and nine months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2025	2024	2025	2024

2032 Senior Notes:
Contractual interest expense	$5,532	$—	$5,716	$—
Amortization of deferred financing costs	205	—	212	—
Total interest expense	$5,737	$—	$5,928	$—

2029 Convertible Notes:
Contractual interest expense	$2,156	$2,156	$6,469	$6,469
Amortization of deferred financing costs	260	242	726	714
Total interest expense	$2,416	$2,398	$7,195	$7,183

2025 Convertible Notes:
Contractual interest expense	$204	$613	$1,432	$1,841
Amortization of deferred financing costs	49	123	301	377
Total interest expense	$253	$736	$1,733	$2,218

2024 Convertible Notes:
Contractual interest expense	$—	$248	$—	$742
Amortization of deferred financing costs	—	40	—	121
Total interest expense	$—	$288	$—	$863

2032 Senior Notes
In March 2025, we issued $300.0 million aggregate principal amount of the Company’s 7.375% senior notes due 2032, for which $300.0 million remains outstanding as of June 30, 2025. The 2032 Senior Notes were issued pursuant to an indenture, dated March 28, 2025 (the “2025 Indenture”), by and among the Company, certain of the Company’s wholly-owned domestic subsidiaries and Truist Bank, as trustee in a private placement under Rule 144A and Regulation S under the Securities Act of 1933 (the “Securities Act”). The 2032 Senior Notes have not been and will not be registered under the federal securities laws or the securities laws of any state or any other jurisdiction. The Company is not required to register the 2032 Senior Notes for resale under the Securities Act, or the securities laws of any other jurisdiction, and is not required to exchange the 2032 Senior Notes for notes registered under the Securities Act or the securities laws of any other jurisdiction and has no present intention to do so. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.

The net proceeds from the offering were approximately $292.6 million, after deducting the initial purchasers’ discounts and estimated offering expenses payable by us. The Company capitalized $7.6 million in debt issuance costs, which consisted primarily of the initial purchaser’s discount and fees and legal and other professional expenses. The debt issuance costs are being amortized over the life of the 2032 Senior Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the 2032 Senior Notes in the accompanying condensed consolidated balance sheets.
The 2032 Senior Notes pay interest semi-annually in arrears at a rate of 7.375% per annum on April 1st and October 1st of each year, commencing October 1, 2025, and mature on April 1, 2032, unless earlier redeemed or repurchased in accordance with the terms prior to such date. The effective interest rate for the three and nine months ended June 30, 2025 was approximately 7.85%. The 2025 Indenture contains certain customary affirmative covenants, negative covenants and events of default. As of June 30, 2025, the Company was in compliance with all covenants relating to the 2032 Senior Notes.

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

2029 Convertible Notes
In December 2022, we issued $230.0 million aggregate principal amount of the 2029 Convertible Notes, for which $230.0 million remains outstanding as of June 30, 2025. The 2029 Convertible Notes were issued pursuant to an indenture dated December 12, 2022 (the “2022 Indenture”) by and between the Company and Truist Bank, as trustee. The 2029 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act.
The 2029 Convertible Notes pay interest semi-annually in arrears at a rate of 3.750% per annum on June 15 and December 15 of each year, commencing June 15, 2023, and mature on December 15, 2029 (the “2029 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2029 Convertible Notes will be entitled to receive cash, securities, or combination at the Company’s election equal to the principal of the 2029 Convertible Notes plus accrued interest. The effective interest rate for the three and nine months ended June 30, 2025 was approximately 4.28%. As of June 30, 2025, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2029 Maturity Date assuming no early conversion.
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

As of June 30, 2025, the 2029 Convertible Notes were not convertible as no conditions of conversion had been met. Accordingly, the net balance of the 2029 Convertible Notes was classified as a non-current liability in our condensed consolidated balance sheets as of June 30, 2025. The classification of the 2029 Convertible Notes as current or non-current in the condensed consolidated balance sheets is evaluated at each balance sheet date and may change from time to time depending on whether any of the conversion conditions has been met.

If one of the conversion conditions is met in any future fiscal quarter, we will classify our net liability under the 2029 Convertible Notes as a current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If none of the conversion conditions have been met in a future fiscal quarter prior to the one-year period immediately preceding the 2029 Maturity Date, we will classify our net liability under the 2029 Convertible Notes as a non-current liability in the condensed consolidated balance sheets as of the end of that fiscal quarter. If the note holders elect to convert their 2029 Convertible Notes prior to maturity, any unamortized debt issuance costs will be recognized as expense at the time of conversion. If the entire outstanding principal amount had been converted on June 30, 2025, we would have recorded an expense associated with the conversion, comprised of $5.0 million of unamortized debt issuance costs. The stock trading price condition and other triggers are measured on a quarter-by-quarter basis and were not met as of June 30, 2025. As of June 30, 2025, the if-converted value of the 2029 Convertible Notes did not exceed the principal amount.
2025 Convertible Notes
During April 2025, holders converted approximately $97.0 million in principal amount of the 2025 Convertible Notes into approximately 6.1 million shares of our Class A Common Stock, and with payments of cash in lieu of any fractional shares. On May 1, 2025, the Company repaid the remaining $6.4 million principal balance of the 2025 Convertible Notes using cash.
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
The 2025 Convertible Notes paid interest semi-annually in arrears at a rate of 2.375% per annum on May 1 and November 1 of each year, commencing November 1, 2018, and matured on May 1, 2025 (the “2025 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. The 2025 Convertible Notes were convertible based on an initial conversion rate of 62.8931 shares of Class A Common Stock per $1,000 principal amount (equivalent to an initial conversion price of $15.90 per share). Until the close of business on the business day immediately preceding the 2025 Maturity Date, holders of 2025 Convertible Notes could, at their option, convert their 2025 Convertible Notes at any time. Pursuant to the terms of the 2018 Indenture, we had elected to settle any conversions of the 2025 Convertible Notes using shares of Class A Common Stock (physical settlement).
2024 Convertible Notes
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

NOTE 9: COMMON STOCK AND STOCK COMPENSATION
Common Stock Repurchase Program
On May 3, 2022, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50 million of our Class A Common Stock over three years (the “Common Stock Repurchase Program”). Execution of the program was responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
The amount and timing of purchases was dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows, and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. As of June 30, 2025, we had repurchased and retired 3,178,147 shares of our Class A Common Stock for $30.0 million under the Common Stock Repurchase Program, of which 332,599 shares were repurchased and retired for $4.0 million during the nine months ended June 30, 2025. There were no shares repurchased under the Common Stock Repurchase Program for the three months ended June 30, 2025. During the three and nine months ended June 30, 2024, 285,392 and 945,749 shares were repurchased and retired for $3.0 million and $9.0 million, respectively, under the Common Stock Repurchase Program. The repurchase amount is allocated between “Additional paid-in capital” and “Retained earnings” in our condensed consolidated balance sheets.
The Common Stock Repurchase Program expired on May 3, 2025.
Other Common Stock Repurchases
During the three months ended June 30, 2025, the Company used approximately $2.0 million to repurchase for cash 148,921 shares of its Class A Common Stock. Such transactions were authorized separately from, and not considered a part of the Common Stock Repurchase Program. The repurchase amount is allocated between “Additional paid-in capital” and “Retained earnings” in our condensed consolidated balance sheets.
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
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2024	2,699,914	$7.91
Granted (a)	1,263,685	10.56
Released (b)	(1,130,921)	7.89
Cancelled	(141,421)	9.00
Outstanding as of June 30, 2025	2,691,257	$9.68
(a) Includes performance adjustment of 320,076 shares awarded above their target grants resulting from the achievement of performance targets established at the grant date.
(b) 337,481 shares were withheld to satisfy related income tax withholding.
NOTE 10: COMMITMENTS AND CONTINGENCIES
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

	Three Months Ended June 30, 2025
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$112,249	$56,375	$—	$168,624	$—	$168,624
Jewelry scrapping sales	23,750	3,220	—	26,970	—	26,970
Pawn service charges	83,930	31,409	—	115,339	—	115,339
Other revenues	31	17	—	48	—	48
Total revenues	219,960	91,021	—	310,981	—	310,981
Merchandise cost of goods sold	69,084	39,142	—	108,226	—	108,226
Jewelry scrapping cost of goods sold	16,814	2,302	—	19,116	—	19,116
Gross profit	134,062	49,577	—	183,639	—	183,639
Segment and corporate expenses (income):
Store expenses	83,778	35,345	—	119,123	—	119,123
General and administrative	—	—	—	—	21,780	21,780
Depreciation and amortization	2,651	2,156	—	4,807	3,196	8,003
Other operating income	—	—	—	—	(1,262)	(1,262)
Interest expense	—	71	—	71	8,387	8,458
Interest income	—	(427)	(604)	(1,031)	(4,409)	(5,440)
Equity in net (income) loss of unconsolidated affiliates	—	—	(1,409)	(1,409)	209	(1,200)
Other expense (income)	—	(12)	—	(12)	(524)	(536)
Segment contribution	$47,633	$12,444	$2,013	$62,090
Income (loss) before income taxes				$62,090	$(27,377)	$34,713

	Three Months Ended June 30, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$107,849	$50,291	$—	$158,140	$—	$158,140
Jewelry scrapping sales	13,757	1,638	—	15,395	—	15,395
Pawn service charges	77,416	30,414	—	107,830	—	107,830
Other revenues	28	28	—	56	—	56
Total revenues	199,050	82,371	—	281,421	—	281,421
Merchandise cost of goods sold	67,229	33,982	—	101,211	—	101,211
Jewelry scrapping cost of goods sold	11,887	1,596	—	13,483	—	13,483
Gross profit	119,934	46,793	—	166,727	—	166,727
Segment and corporate expenses (income):
Store expenses	81,441	34,894	—	116,335	—	116,335
General and administrative	—	—	—	—	20,060	20,060
Depreciation and amortization	2,408	2,090	—	4,498	3,660	8,158
(Gain) loss on sale or disposal of assets and other	(2)	22	—	20	—	20
Interest expense	—	—	—	—	3,539	3,539
Interest income	—	(370)	(605)	(975)	(1,956)	(2,931)
Equity in net (income) loss of unconsolidated affiliates	—	—	(1,406)	(1,406)	143	(1,263)
Other (income) expense	—	(184)	12	(172)	(19)	(191)
Segment contribution	$36,087	$10,341	$1,999	$48,427
Income (loss) before income taxes				$48,427	$(25,427)	$23,000

	Nine Months Ended June 30, 2025
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$357,964	$166,470	$—	$524,434	$—	$524,434
Jewelry scrapping sales	56,146	8,494	—	64,640	—	64,640
Pawn service charges	259,354	88,908	—	348,262	—	348,262
Other revenues	82	49	—	131	—	131
Total revenues	673,546	263,921	—	937,467	—	937,467
Merchandise cost of goods sold	225,412	116,193	—	341,605	—	341,605
Jewelry scrapping cost of goods sold	42,017	6,350	—	48,367	—	48,367
Gross profit	406,117	141,378	—	547,495	—	547,495
Segment and corporate expenses (income):
Store expenses	250,399	101,702	—	352,101	—	352,101
General and administrative	—	—	—	—	60,089	60,089
Depreciation and amortization	8,050	6,191	—	14,241	10,117	24,358
Loss on sale or disposal of assets and other	17	8	—	25	—	25
Other operating income	—	—	—	—	(1,262)	(1,262)
Interest expense	—	71	—	71	14,815	14,886
Interest income	—	(966)	(1,803)	(2,769)	(6,639)	(9,408)
Equity in net (income) loss of unconsolidated affiliates	—	—	(4,898)	(4,898)	718	(4,180)
Other expense (income)	(7)	(220)	—	(227)	604	377
Segment contribution	$147,658	$34,592	$6,701	$188,951
Income (loss) before income taxes				$188,951	$(78,442)	$110,509

	Nine Months Ended June 30, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$348,211	$154,019	$—	$502,230	$—	$502,230
Jewelry scrapping sales	39,258	3,933	—	43,191	—	43,191
Pawn service charges	236,499	84,943	—	321,442	—	321,442
Other revenues	94	59	35	188	—	188
Total revenues	624,062	242,954	35	867,051	—	867,051
Merchandise cost of goods sold	218,736	103,944	—	322,680	—	322,680
Jewelry scrapping cost of goods sold	33,965	3,514	—	37,479	—	37,479
Gross profit	371,361	135,496	35	506,892	—	506,892
Segment and corporate expenses (income):
Store expenses	239,536	101,936	—	341,472	—	341,472
General and administrative	—	—	—	—	54,869	54,869
Depreciation and amortization	7,548	6,821	—	14,369	10,573	24,942
(Gain) loss on sale or disposal of assets and other	(6)	(240)	—	(246)	97	(149)
Other operating income	—	—	—	—	(765)	(765)
Interest expense	—	—	—	—	10,381	10,381
Interest income	—	(1,398)	(1,811)	(3,209)	(5,243)	(8,452)
Equity in net (income) loss of unconsolidated affiliates	—	—	(4,278)	(4,278)	143	(4,135)
Other (income) expense	—	(231)	27	(204)	(423)	(627)
Segment contribution	$124,283	$28,608	$6,097	$158,988
Income (loss) before income taxes				$158,988	$(69,632)	$89,356

The following table presents separately identified segment assets:

(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Corporate Items	Total

As of June 30, 2025
Pawn loans	$221,059	$70,575	$—	$—	$291,634
Pawn service charges receivable, net	39,132	6,278	—	—	45,410
Inventory, net	166,374	59,115	—	—	225,489
Total assets	1,348,466	367,625	81,649	85,328	1,883,068

As of June 30, 2024
Pawn loans	$199,277	$62,443	$—	$—	$261,720
Pawn service charges receivable, net	35,489	5,149	—	—	40,638
Inventory, net	121,941	49,996	—	—	171,937
Total assets	1,030,571	317,888	78,136	83,568	1,510,163

As of September 30, 2024
Pawn loans	$214,306	$59,778	$—	$—	$274,084
Pawn service charges receivable, net	39,194	4,819	—	—	44,013
Inventory, net	138,624	53,299	—	—	191,923
Total assets	1,009,226	311,824	79,421	92,766	1,493,237

NOTE 12: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	June 30, 2025	June 30, 2024	September 30, 2024

Gross pawn service charges receivable	$59,297	$53,532	$57,544
Allowance for uncollectible pawn service charges receivable	(13,887)	(12,894)	(13,531)
Pawn service charges receivable, net	$45,410	$40,638	$44,013

Gross inventory	$228,769	$175,187	$194,657
Inventory reserves	(3,280)	(3,250)	(2,734)
Inventory, net	$225,489	$171,937	$191,923

Prepaid expenses and other	$2,827	$4,753	$3,350
Accounts receivable and other	17,972	14,527	16,482
Notes receivable	18,011	16,318	16,332
Income taxes prepaid and receivable	4,607	4,793	3,007
Prepaid expenses and other current assets	$43,417	$40,391	$39,171

Property and equipment, gross	$296,294	$278,231	$280,714
Accumulated depreciation	(228,855)	(218,305)	(214,741)
Property and equipment, net	$67,439	$59,926	$65,973

Accounts payable	$22,305	$14,910	$20,850
Accrued payroll	13,465	16,551	13,541
Incentive accrual	15,180	14,508	19,883
Other payroll related expenses	5,385	2,951	3,999
Accrued sales and VAT taxes	2,843	4,106	3,954
Accrued income taxes payable	6,610	2,115	5,934
Other current liabilities	12,968	14,601	17,576
Accounts payable, accrued expenses and other current liabilities	$78,756	$69,742	$85,737
The following table provides supplemental disclosure of condensed consolidated statements of cash flows information:

	Nine Months Ended June 30,
(in thousands)	2025	2024

Supplemental disclosure of cash flow information
Cash and cash equivalents at beginning of period	$170,513	$220,595
Short-term restricted cash at beginning of period	9,294	8,373
Total cash and cash equivalents and restricted cash at beginning of period	$179,807	$228,968

Cash and cash equivalents at end of period	$472,088	$218,038
Short-term restricted cash at end of period	9,609	9,204
Long-term restricted cash at end of period	5,380	—
Total cash and cash equivalents and restricted cash at end of period	$487,077	$227,242

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$311,702	$276,101
Settlement of 2025 Convertible Notes in shares of common stock	96,902	—
Accrued acquisition consideration	6,757	741

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
Business Developments
2025 Convertible Notes
During April 2025, holders converted approximately $97.0 million in principal amount of the 2025 Convertible Notes into approximately 6.1 million shares of our Class A common Stock, with payments of cash in lieu of any fractional shares. On May 1, 2025, the Company repaid the remaining principal balance, $6.4 million, with cash. See Note 8 of Notes to Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements" of this Report for further discussion.
Acquisition Agreement
On June 17, 2025, the Company closed the acquisition of 40 stores across 13 states in Mexico. The stores, operating under the names “Monte Providencia” and “Tu Empeño Efectivo” offer traditional pawn loans, as well as auto pawn transactions, some of which are in stand-alone auto pawn stores. With this acquisition, the Company also takes over the management of 7 additional Monte Providencia stores, which we plan to acquire in the coming months. See Note 2 of Notes to Condensed Consolidated Financial Statements included in "Part I, Item 1 — Financial Statements" of this Report for further discussion.
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
Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit (“Merchandise sales GP”) and jewelry scrapping gross profit (“Jewelry Scrapping GP”) for the three and nine months ended June 30, 2025 and 2024:

The following chart presents sources of gross profit by geographic disbursement for the three and nine months ended June 30, 2025 and 2024:
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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. In addition, we have an equity method investment that is denominated in Australian dollars and is translated into U.S. dollars. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and nine months ended June 30, 2025 and 2024 were as follows:

	June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2025	2024	2025	2024	2025	2024

Mexican peso	18.8	18.3	19.5	17.2	20.0	17.3
Guatemalan quetzal	7.6	7.6	7.6	7.6	7.6	7.6
Honduran lempira	25.8	24.3	25.7	24.3	25.2	24.3
Australian dollar	1.5	1.5	1.6	1.5	1.6	1.5

Operating Results
Segments
We manage our business and report our financial results in three reportable segments:
•U.S. Pawn — Represents all pawn activities in the United States;
•Latin America Pawn — Represents all pawn activities in Mexico and other parts of Latin America; and
•Other Investments — Represents our equity interest in Cash Converters and our investment in and notes receivable from Founders.
Store Count by Segment

	Three Months Ended June 30, 2025
	U.S. Pawn	Latin America Pawn	Consolidated

As of March 31, 2025	542	742	1,284
New locations opened	—	10	10
Locations acquired	3	40	43
Locations combined or closed	—	(1)	(1)
As of June 30, 2025	545	791	1,336

	Three Months Ended June 30, 2024
	U.S. Pawn	Latin America Pawn	Consolidated

As of March 31, 2024	535	711	1,246
New locations opened	1	6	7
Locations acquired	5	—	5
As of June 30, 2024	541	717	1,258

	Nine Months Ended June 30, 2025
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2024	542	737	1,279
New locations opened	—	23	23
Locations acquired	3	41	44
Locations combined or closed	—	(10)	(10)
As of June 30, 2025	545	791	1,336

	Nine Months Ended June 30, 2024
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2023	529	702	1,231
New locations opened	1	20	21
Locations acquired	12	—	12
Locations combined or closed	(1)	(5)	(6)
As of June 30, 2024	541	717	1,258

Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024

These tables, as well as the discussion that follows, should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended June 30,		Change
(in thousands)	2025	2024

Gross profit:
Pawn service charges	$83,930	$77,416	8%

Merchandise sales	112,249	107,849	4%
Merchandise sales gross profit	43,165	40,620	6%
Gross margin on merchandise sales	38%	38%	—bps

Jewelry scrapping sales	23,750	13,757	73%
Jewelry scrapping sales gross profit	6,936	1,870	271%
Gross margin on jewelry scrapping sales	29%	14%	1,500bps

Other revenues	31	28	11%
Gross profit	134,062	119,934	12%

Segment operating expenses:
Store expenses	83,778	81,441	3%
Depreciation and amortization	2,651	2,408	10%
Gain on sale or disposal of assets and other	—	(2)	(100)%
Segment contribution	$47,633	$36,087	32%

Other data:
Net earning assets (a)	$387,433	$321,218	21%
Inventory turnover	2.1	2.6	(19)%
Average monthly ending pawn loan balance per store (b)	389	352	11%
Monthly average yield on pawn loans outstanding	13%	14%	(100)bps
General merchandise as a % of PLO	33%	34%	(100)bps
Jewelry as a % of PLO	67%	66%	100bps

(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

PLO ended the quarter at $221.1 million, an increase of 11% on a total and same-store basis due to increase in average loan size, increased loan demand and improved operational performance.
Total revenues increased 11% and gross profit increased 12%, driven by increased PSC, merchandise sales and scrap sales.
PSC increased 8% as a result of higher average PLO, partially offset by lower PLO yield.
Merchandise sales increased 4%, on a total and same-store basis, and sales gross margin increased by 80 bps to 38%. Aged general merchandise, which is inventory over one year old, decreased by 260 basis points to 2.5%, or $1.2 million of total general merchandise inventory. Excluding our Max Pawn luxury stores, aged general merchandise was 1.8%.
Net inventory increased 36%, due to the increase in PLO, layaways and purchases and a decrease in inventory turnover to 2.1x, from 2.6x.
Store expenses increased 3% on a total and same-store basis.
Segment contribution increased 32% to $47.6 million.

Segment store count increased by 3 to 545, due to acquisitions, including one luxury store in Miami.
Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Constant Currency and Same-Store Financial Information.”

	Three Months Ended June 30,
(in thousands)	2025 (GAAP)	2024 (GAAP)	Change (GAAP)	2025 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$31,409	$30,414	3%	$34,298	13%

Merchandise sales	56,375	50,291	12%	62,056	23%
Merchandise sales gross profit	17,233	16,309	6%	19,031	17%
Gross margin on merchandise sales	31%	32%	(100)bps	31%	(100)bps

Jewelry scrapping sales	3,220	1,638	97%	3,540	116%
Jewelry scrapping sales gross profit	918	42	*	1,018	*
Gross margin on jewelry scrapping sales	29%	3%	2,600bps	29%	2,600bps

Other revenues, net	17	28	(39)%	20	(29)%
Gross profit	49,577	46,793	6%	54,367	16%

Segment operating expenses:
Store expenses	35,345	34,894	1%	38,989	12%
Depreciation and amortization	2,156	2,090	3%	2,373	14%
Loss (gain) on sale or disposal of assets and other	—	22	(100)%	—	(100)%
Segment operating contribution	12,076	9,787	23%	13,005	33%

Other segment income	(368)	(554)	(34)%	(459)	(17)%
Segment contribution	$12,444	$10,341	20%	$13,464	30%

Other data:
Net earning assets (a)	$129,690	$112,439	15%	$132,586	18%
Inventory turnover	3.0	3.1	(3)%	3.0	(3)%
Average monthly ending pawn loan balance per store (b)	$88	$90	(2)%	$95	6%
Monthly average yield on pawn loans outstanding	16%	16%	—bps	16%	—bps
General merchandise as a % of PLO	60%	65%	(500)bps	40%	(2,500)bps
Jewelry as a % of PLO	40%	35%	500bps	60%	2,500bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance includes pawn loans and inventory.
(b)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2025 Change (GAAP)	2025 Change (Constant Currency)
Same-store data:
PLO	2%	4%
PSC	—%	10%
Merchandise Sales	8%	19%
Merchandise Sales Gross Profit	3%	13%
Store Expenses	(3)%	7%

PLO improved to $70.6 million, an increase of 13% (16% on constant currency basis). On a same-store basis, PLO increased 2% (4% increase on a constant currency basis). The difference is primarily driven by our recent acquisition.
Total revenues increased 11% (21% on constant currency basis), and gross profit increased 6% (16% on a constant currency basis), primarily due to increased merchandise sales and pawn service charges.
PSC increased to $31.4 million, an increase of 3% (13% on a constant currency basis) as a result of higher average PLO.
Merchandise sales increased 12% (23% on constant currency basis) and increased 8% on a same-store basis (19% increase on a constant currency basis). Merchandise sales gross margin decreased to 31% from 32%. Aged general merchandise increased to 2.2% from 0.9% of total general merchandise inventory.
Net inventory increased 18% (21% on a constant currency basis) due to an increase in PLO and decrease in inventory turnover to 3.0x, from 3.1x. On a same-store basis, net inventory increased by 10% (13% on a constant currency basis). The difference is driven primarily by our recent acquisition.
Store expenses increased 1% (12% increase on a constant currency basis) and decreased 3% on a same-store basis (7% increase on a constant currency basis). The constant currency increase was primarily due to increased labor, in line with store activity and minimum wage increases.
Segment contribution increased 20% to $12.4 million (30% on a constant currency basis)
Segment store count increased by 49 to 791, primarily due the acquisition of 40 stores, the addition of ten de novo stores, and the consolidation of one store.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Three Months Ended June 30,		Change
(in thousands)	2025	2024

Gross profit:
Consumer loan fees, interest and other	$—	$—	—%
Gross profit	—	—	—%

Segment operating expenses:
Interest income	(604)	(605)	—%
Equity in net income of unconsolidated affiliates	(1,409)	(1,406)	—%
Segment operating contribution	2,013	2,011	—%

Other segment loss	—	12	(100)%
Segment contribution	$2,013	$1,999	1%
Segment contribution was $2.0 million, consistent with prior quarter, primarily due to the increase in our share of equity in net income of Cash Converters.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended June 30,		Percentage Change
(in thousands)	2025	2024

Segment contribution	$62,090	$48,427	28%
Corporate expenses (income):
General and administrative	21,780	20,060	9%
Depreciation and amortization	3,196	3,660	(13)%
Other income	(1,262)	—	100%
Interest expense	8,387	3,539	137%
Interest income	(4,409)	(1,956)	125%
Equity in net loss of unconsolidated affiliates	209	143	46%
Other loss (income)	(524)	(19)	*
Income before income taxes	34,713	23,000	51%
Income tax expense	8,210	5,050	63%
Net income	$26,503	$17,950	48%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution increased $13.7 million or 28% over the prior year quarter, primarily due to improved operating results of the U.S. Pawn and Latin America Pawn segments.
General and administrative expense increased $1.7 million or 9%, primarily due to labor and a gain on a corporate lease termination in the prior year.
Income tax expense increased $3.2 million primarily due to an increase in income before taxes of $11.7 million.
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

Nine Months Ended June 30, 2025 vs. Nine Months Ended June 30, 2024
The tables below and discussion that follows should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Nine Months Ended June 30,		Change
(in thousands)	2025	2024

Gross profit:
Pawn service charges	$259,354	$236,499	10%

Merchandise sales	357,964	348,211	3%
Merchandise sales gross profit	132,552	129,475	2%
Gross margin on merchandise sales	37%	37%	—bps

Jewelry scrapping sales	56,146	39,258	43%
Jewelry scrapping sales gross profit	14,129	5,293	167%
Gross margin on jewelry scrapping sales	25%	13%	1,200bps

Other revenues	82	94	(13)%
Gross profit	406,117	371,361	9%

Segment operating expenses:
Store expenses	250,399	239,536	5%
Depreciation and amortization	8,050	7,548	7%
Loss (gain) on sale or disposal of assets and other	17	(6)	*
Segment operating contribution	147,651	124,283	19%

Other segment gain	(7)	—	100%
Segment contribution	$147,658	$124,283	19%

Other data:
Average monthly ending pawn loan balance per store (a)	$389	$352	11%
Monthly average yield on pawn loans outstanding	14%	14%	—bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
During the nine months ended June 30, 2025, segment store count increased to 545.
Pawn service charges increased 10% as a result of higher average PLO, partially offset by lower PLO yield.
Merchandise sales increased 3%, and merchandise sale gross profit increased 2%.
Store expenses increased 5% (5% on a same-store basis), primarily due to increased labor, in line with store activity and minimum wage increases.
Segment contribution increased $23.4 million, or 19%, primarily due to the changes described above.

Latin America Pawn
The following table presents selected summary financial data our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Constant Currency and Same-Store Financial Information” above.

	Nine Months Ended June 30,
(in thousands)	2025 (GAAP)	2024 (GAAP)	Change (GAAP)	2025 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$88,908	$84,943	5%	$98,485	16%

Merchandise sales	166,470	154,019	8%	186,656	21%
Merchandise sales gross profit	50,277	50,075	—%	56,509	13%
Gross margin on merchandise sales	30%	33%	(300)bps	30%	(300)bps

Jewelry scrapping sales	8,494	3,933	116%	9,656	146%
Jewelry scrapping sales gross profit	2,144	419	412%	2,464	488%
Gross margin on jewelry scrapping sales	25%	11%	1,400bps	26%	1,500bps

Other revenues, net	49	59	(17)%	57	(3)%
Gross profit	141,378	135,496	4%	157,515	16%

Segment operating expenses:
Store expenses	101,702	101,936	—%	114,149	12%
Depreciation and amortization	6,191	6,821	(9)%	6,937	2%
Loss (gain) on sale or disposal of assets and other	8	(240)	(103)%	—	(100)%
Segment operating contribution	33,477	26,979	24%	36,429	35%

Other segment income	(1,115)	(1,629)	(32)%	(1,215)	(25)%
Segment contribution	$34,592	$28,608	21%	$37,644	32%

Other data:
Average monthly ending pawn loan balance per store (a)	$85	$83	2%	$94	13%
Monthly average yield on pawn loans outstanding	16%	16%	—bps	16%	—bps

(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2025 Change (GAAP)	2025 Change (Constant Currency)
Same-store data:
PLO	2%	4%
PSC	3%	14%
Merchandise Sales	6%	19%
Merchandise Sales Gross Profit	(1)%	11%
Store Expenses	(2)%	10%
During the nine months ended June 30, 2025, net store count increased by 54 due to the acquisition of 41 stores, the opening of 23 de novo stores and the consolidation of ten stores.
PSC increased 5% to $88.9 million (16% to $98.5 million on a constant currency basis) as a result of higher average PLO.
Merchandise sales increased 8% (21% on a constant currency basis) and 6% on a same-store basis (19% on a constant currency basis). Merchandise sales gross margin decreased 300 bps to 30% from 33%.
Store expenses remained constant and decreased by 2% on a same-store basis (10% increase on a constant currency basis). The constant currency increase was primarily due to increased labor, in line with store activity and minimum wage increases.

Segment contribution increased $6.0 million, or 21% ($9.0 million, or 32%, on a constant currency basis), due to the changes noted above.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Nine Months Ended June 30,		Change
(in thousands)	2025	2024

Gross profit:
Consumer loan fees, interest and other	$—	$35	(100)%
Gross profit	—	35	(100)%

Segment operating expenses:
Interest income	(1,803)	(1,811)	—%
Equity in net (income) loss of unconsolidated affiliates	(4,898)	(4,278)	14%
Segment operating contribution	6,701	6,124	9%

Other segment loss	—	27	(100)%
Segment contribution	$6,701	$6,097	10%

Segment income was $6.7 million, an increase of $0.6 million from the prior-year nine months ended June 30, 2024, primarily due to the increase in our share of equity in net income of Cash Converters.
Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Nine Months Ended June 30,		Percentage Change
(in thousands)	2025	2024

Segment contribution	$188,951	$158,988	19%
Corporate expenses (income):
General and administrative	60,089	54,869	10%
Depreciation and amortization	10,117	10,573	(4)%
Gain on sale or disposal of assets	—	97	(100)%
Other income	(1,262)	(765)	65%
Interest expense	14,815	10,381	43%
Interest income	(6,639)	(5,243)	27%
Equity in net loss of unconsolidated affiliates	718	143	402%
Other loss (income)	604	(423)	(243)%
Income before income taxes	110,509	89,356	24%
Income tax expense	27,600	21,457	29%
Net income	$82,909	$67,899	22%

*	Represents a percentage computation that is not mathematically meaningful.

Segment contribution increased $30.0 million or 19% over the prior year nine months ended June 30, 2024, primarily due to improved operating results of the U.S. Pawn and Latin America Pawn segments above.
General and administrative expenses increased $5.2 million or 10%, primarily due to labor.
Income tax expense increased $6.1 million, primarily due to an increase in income before income taxes of $21.2 million for the nine months ended June 30, 2025 compared to the same prior year nine month period.
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

Liquidity and Capital Resources
Cash and Cash Equivalents
Our cash and cash equivalents balance was $472.1 million at June 30, 2025 compared to $170.5 million at September 30, 2024. At June 30, 2025, our cash and equivalents were held in cash depository accounts with major banks or invested in high quality, short-term liquid investments.
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Nine Months Ended June 30,		Percentage Change
(in thousands)	2025	2024

Net cash provided by operating activities	$97,730	$70,264	39%
Net cash used in investing activities	(66,040)	(59,234)	11%
Net cash provided by (used in) financing activities	275,606	(12,648)	*
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(26)	(108)	*
Net increase in cash, cash equivalents and restricted cash	$307,270	$(1,726)	*

*	Represents a percentage computation that is not mathematically meaningful.

The $27.5 million increase in cash flows provided by operating activities year-over-year was primarily due to an increase in net income as well as changes in working capital primarily related to the timing of payments of accounts payable, prepaid expenses, customer layaway deposits, inventory and income taxes.
The $6.8 million increase in cash flows used in investing activities year-over-year was primarily due to a $29.1 million increase in net pawn lending outflows, partially offset by a $19.1 million increase in cash inflows from the sale of forfeited collateral and a $3.2 million decrease in net cash flows used related to investments, acquisitions and capital expenditures.
The $288.3 million increase in cash flows provided by financing activities was primarily related to the March 2025 financing of the 2032 Senior Notes, in which we issued $300.0 million principal amount (less issuance costs of $7.6 million) of 7.375% senior notes due 2032, partially offset by the repayment of $6.4 million of principal for the 2025 Convertible Notes.
The net effect of these changes was a $307.3 million increase in cash on hand during the current year to date period, resulting in a $487.1 million ending cash and restricted cash balance.
Sources and Uses of Cash
On May 1, 2025, we repaid the remaining principal balance, approximately $6.4 million of the 2025 Convertible Notes.
In March 2025, we issued $300.0 million aggregate principal amount of the Company’s 7.375% senior notes due 2032, for which $300.0 million remains outstanding as of June 30, 2025. See Note 8 of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements” of this Report for further discussion.
On May 3, 2022, our Board authorized the repurchase of up to $50 million of our Class A Common Stock over three years. As of June 30, 2025, we have repurchased 3,178,147 shares of our Class A Common Stock under the program for $30.0 million. This program expired on May 3, 2025. During the three months ended June 30, 2025, the Company used approximately $2.0 million of the net proceeds from the 2032 Senior Notes offering to repurchase for cash 148,921 shares of its Class A common stock in privately negotiated transactions. Such transactions were authorized separately from, and not considered a part of the Common Stock Repurchase Program. See Note 9 of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”
We anticipate that cash flows from operations and cash on hand will be adequate to fund ongoing operations, current debt service requirements, tax payments, any future stock repurchases, strategic investments, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through the next twelve months. We continue to explore acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Depending on the level of acquisition activity and other factors, our ability to repay our longer-term debt obligations, including the convertible debt maturing in December 2029 and the 2032 Senior Notes maturing in April 2032, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.

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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Our principal executive officer and principal financial officer have concluded that as of June 30, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
The Company completed the acquisition of 40 pawn stores in Mexico on June 17, 2025 in a purchase business combination. As discussed in SEC staff guidance, a company may conclude it will exclude an acquired business from the assessment of internal control over financial reporting during the first year after completion of an acquisition. In light of the overlap between a company’s disclosure controls and procedures and its internal control over financial reporting, the evaluation of disclosure controls and procedures may also exclude an assessment of the disclosure controls and procedures of the acquired entity that are subsumed in internal control over financial reporting. In consideration of the SEC staff guidance, we excluded this acquisition from our assessment of the effectiveness of disclosure controls and procedures as of June 30, 2025. The total assets and total revenues excluded from our assessment represented less than 1% each of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the three months ended June 30, 2025.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. Unregistered Sale of Equity Security and Use of Proceeds
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended June 30, 2025.

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Program(1)
	(in thousands, except number of shares and average price information)
May 1, 2025 through May 31, 2025	46,605	$13.48	—	$—
June 1, 2025 through June 30, 2025	102,316	$13.41	—	$—
Quarter ended June 30, 2025	148,921	$13.43	—	$—

(1) On May 3, 2022, the Board of Directors approved a share repurchase program, under which we were authorized to repurchase up to $50 million of our Class A Non-Voting common shares over a three-year period, which expired on May 3, 2025. The repurchases reported above were authorized separately from, and not considered a part of, the Common Stock Repurchase Program or other publicly announced program.
ITEM 5. Other Information
Insider Trading Arrangements
On May 8, 2025, Matthew Appel, Director, entered into a prearranged trading plan to sell up to 18,038 shares of the Company’s Class A Non-Voting Common Stock between August 14, 2025 and August 14, 2026 pursuant to the terms of the plan. The plan is designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company’s policies regarding stock transactions.
Other than as described above, no Director or Executive Officer adopted, modified or terminated any contract, instruction, written plan or other trading arrangement relating to the purchase or sale of Company securities during the fiscal quarter ended June 30, 2025.
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

EZCORP, INC.

Date:	July 30, 2025	/s/ Timothy K. Jugmans
Timothy K. Jugmans, Chief Financial Officer