Form 10-K
period 2025-09-30
EZCORP INC
filed 2025-11-13
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2025 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $682 million, based on the closing price on the NASDAQ Stock Market on March 31, 2025.
As of November 7, 2025, 57,921,451 shares of the registrant’s Class A Non-Voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
FISCAL YEAR ENDED SEPTEMBER 30, 2025

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
Unless otherwise specified, references to the “Company,” “we,” “our,” “us” and “EZCORP” refer to EZCORP, Inc. and its consolidated subsidiaries, collectively. References to a “fiscal” year refer to our fiscal year ended September 30 of the specified year. For example, “fiscal 2025” refers to the fiscal year ended September 30, 2025. All currency amounts preceded with “$” are stated in U.S. dollars, except as otherwise indicated.
ITEM 1. BUSINESS
Purpose, Vision and Strategy
EZCORP, Inc. is a leading provider of pawn services in the United States (“U.S.”) and Latin America with 1,360 locations and approximately 8,500 Team Members. We are a Delaware corporation headquartered in Austin, Texas.
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
•Sustainability — We prioritize developing the foundational elements of a comprehensive and integrated sustainability program.

Overview of Our Business
At September 30, 2025, we operated a total of 1,360 locations, consisting of:
•545 U.S. pawn stores (operating primarily as EZPAWN and Value Pawn & Jewelry);
•622 Mexico pawn stores (operating primarily as Empeño Fácil and Cash Apoyo Efectivo); and
•193 pawn stores in Guatemala, El Salvador and Honduras (operating as GuatePrenda and MaxiEfectivo).
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
In addition to our core pawn business in the U.S. and Latin America, we have made the following strategic investments:
•We own 43.7% of Cash Converters International Limited (“Cash Converters”), a publicly traded company (ASX: CCV) headquartered in Perth, Western Australia. Cash Converters and its controlled companies comprise a diverse group generating revenues from franchising, store operations, and personal finance (including pawn transactions) in 659 stores across 15 countries.
•We own a preferred interest in Founders One, LLC (“Founders”) that has majority ownership in Simple Management Group, Inc. (“SMG”), which owns and operates 103 pawn stores in the U.S., Caribbean and Central America, with plans to build and acquire more stores in those regions.
We generate revenues primarily from pawn service charges (“PSC”) on pawn loans outstanding (“PLO”), merchandise sales and jewelry scrapping. We remain focused on optimizing our balance of PLO and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit (“Merchandise sales GP”) and jewelry scrap gross profit (“Jewelry scrap GP”) for fiscal 2025, fiscal 2024 and fiscal 2023:

The following charts present sources of gross profit by geography for fiscal 2025, fiscal 2024 and fiscal 2023:
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
The following table presents store data by segment:

	Company-owned Stores
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2022	515	660	1,175
New locations opened	3	44	47
Locations acquired	12	—	12
Locations combined or closed	(1)	(2)	(3)
As of September 30, 2023	529	702	1,231
New locations opened	1	40	41
Locations acquired	13	—	13
Locations combined or closed	(1)	(5)	(6)
As of September 30, 2024	542	737	1,279
New locations opened	—	40	40
Locations acquired	4	48	52
Locations combined or closed	(1)	(10)	(11)
As of September 30, 2025	545	815	1,360
For additional information about our segments and geographic areas, see Note 13: Segment Information of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

Pawn Activities
At our pawn stores, we advance cash against the value of collateralized tangible personal property. We earn pawn service charges (“PSC”) for those cash advances, which vary by jurisdiction and transaction size. At the time of the pawn transaction, we take possession of the pawned collateral, which consists of tangible personal property, primarily jewelry, consumer electronics, tools, sporting goods or musical instruments. If the customer chooses to redeem their pawn, they repay the amount advanced plus PSC. If the customer chooses not to redeem their pawn, the pawned collateral becomes our inventory, which we sell in our retail merchandise sales activities or, in some cases, scrap for its inherent gold or precious stone content. Consequently, the success of our pawn business is largely dependent on our ability to accurately assess the probability of pawn redemption and the estimated resale or scrap value of the collateralized personal property.
As of September 30, 2025, we had a closing PLO balance of $307.5 million. In fiscal 2025, PSC accounted for approximately 37% of our total revenues and 64% of our gross profit.
In the U.S., PSC rates generally vary between 12% and 25% per month as permitted by applicable law, and the pawn term generally ranges between 30 and 90 days. Pawn transactions typically average between $200 and $220.
In Mexico, PSC rates generally vary between 15% and 21% per month as permitted by applicable law, and the pawn term is 30 days. Pawn transactions typically average between 1,400 and 1,700 Mexican pesos, or approximately $70 to $85, using the average exchange rate for fiscal 2025.
In GPMX, PSC rates generally vary between 12% and 18% per month as permitted by applicable law, and the pawn term is 30 days. Pawn transactions are made in the local currency of the country in which the transaction occurs and typically average between $120 and $140 using the average exchange rates for fiscal 2025. The average transaction size tends to be higher in the GPMX countries than in Mexico due to the higher concentration of jewelry used as pawn collateral.
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
Our ability to offer quality pre-owned goods for sale at prices significantly lower than original retail prices attracts value-conscious customers. The gross profit on sales of inventory depends primarily on our assessment of the estimated resale or scrap value at the time the property is either received as pawn collateral or purchased and our ability to sell that merchandise in a timely manner. Because a significant portion of our inventory and sales involve gold and jewelry, our results may be influenced by the market price of gold and diamonds.
We offer for purchase to customers in the U.S. and the majority of our Latin America stores a product protection plan that allows them to exchange certain general merchandise (non-jewelry) sold through our retail pawn operations within six months of purchase. In the U.S., we also offer a jewelry VIP package, which ensures customers a certain minimum future pawn advance amount on the item sold, allows them to trade in the item towards purchase of a more expensive piece of jewelry and provides minor cleaning and repair service on the item. We also provide the opportunity to purchase an item on layaway by paying a minimum layaway deposit, typically 10% of the item’s sale price, in addition to an upfront fee. We typically hold items on layaway for a 90-300 day period, during which the customer is required to pay the balance of the sales price through a series of installment payments. If a payment is missed, we hold the item for up to 30 days, after which it is returned to active inventory for sale.
Operations and Risk Management
Our pawn operations are designed to provide the optimum level of support to the store teams, providing coaching and mentoring to enable our teams to best serve our customers and position us as a leader in customer service and satisfaction.
Our risk management structure consists of compliance, asset protection and internal audit teams, which monitor lending practices, inventory systems, regulatory compliance and compliance with robust internal policies and procedures. We perform full physical audits of inventory at each store at least annually, and more often in higher risk stores or those experiencing higher shrinkage. Inventory counts are completed daily for jewelry and firearms, and other inventory categories more susceptible to theft are cycle counted multiple times annually. We record shrink adjustments for known losses at the conclusion of each inventory count. These adjustments are recorded as estimates during interim periods and as discovered during cycle counts.

Human Capital Management
Engagement Survey
We perform an annual Global Employee Engagement Survey, to assess the engagement of our teams and to identify areas of opportunity. Our most recent survey, administered by Glint in April 2025, achieved an 89% participation rate and an overall engagement score of 85. Our engagement score is eleven points higher than the global benchmark, assembled from data of over 1,200 companies of varying size across a variety of industries (Finance, Healthcare, Manufacturing, Professional Services, Retail, Technology and Utilities) and includes results from over 11 million respondents located in over 160 countries.

Our top strengths were Purpose, Customer Focus and Growth. Our focus areas for improvement included Work-Life Balance, Action Taking and Recognition. Team Members provided over 10,000 comments. To ensure we address issues raised in the survey, all people leaders at the District Manager and above level have Engagement Objectives for fiscal 2026, guided by actions anticipated to yield the most significant business and Team Member impact.
Talent Management and Development
We employ approximately 8,500 Team Members across the Company, including approximately 3,700 in United States, 3,800 in Mexico and 1,000 in Central America. We seek to hire and promote Team Members to lead the way today and to step into greater roles in the future. We achieve this goal through training and development programs that Team Members use to plan their careers and identify future growth opportunities. We engage Team Members at all levels in order to understand their professional and personal goals and identify high potential future leaders to strengthen our internal bench and retain our talent.
In our pawn stores we provide:
•Onboarding programs that incorporate online and hands-on training in the art and science of pawnbroking;
•Career path programs aligned with our talent and succession strategy, emphasizing career progression and individual development programs; and
•Learning experiences that unlock and accelerate Team Member potential and business growth.
Our investment in store-level Team Members produced tangible results during fiscal 2025:
•High scoring questions in our 2025 Global Employee Engagement Survey included “I have good opportunities to learn and develop at EZCORP” (with an 86 favorability rating) and “I have good career opportunities at EZCORP” (with an 84 favorability rating).
•Over 82% of managerial positions were filled via internal promotion.
We reinforced the utilization of our career path (Operations) and career and competency framework (Corporate Support Center) to build individual development plans to guide and prepare our Team Members for future roles within the Company.
Culture and Ethics
Culture is critical to our long-term success and to our ability to attract, develop and retain the top talent needed to accomplish our Purpose, Vision and Strategy.

Our values — People, Pawn, Passion — define our priorities as a business, and our Guiding Principles — Leadership, Customer-Centricity, Accountability, Respect, Belonging and Sustainability — establish the expectations for how we interact with Team Members, customers and communities. We enlist a multitude of tools to demonstrate commitment to our principles, values and positive culture, from our plain-language Code of Conduct and supporting policies and annual training to our clear, honest, and frequent communications, including those from executive management, reinforcing ethical behavior and positive culture.
To support our ethical business practices, we maintain an Ethics Hotline available to all Team Members and external stakeholders to report (anonymously if desired) any matter of concern. Communications to the hotline (which is managed by an independent third party) are routed to appropriate functional areas (including Human Resources, Legal or Compliance), and, in certain cases, directly to the Board of Directors, for investigation and resolution. In addition, any shareholder or other interested party may send communications to the Board of Directors, individually or as a group, through means outlined in the Investor Relations section of our website.

Belonging
At EZCORP, we foster an environment that values belonging and development for all. In our 2025 Global Employee Engagement Survey, 84% of participants responded positively to the question, “I feel a sense of belonging at EZCORP.” In fiscal 2025, we continued to further our belonging strategy by focusing on the following initiatives:
•Commitment and Accountability — Demonstrate commitment and accountability through corporate policy, communications and actions.
•Workplace Inclusion — Foster work environments that value belonging and encourage collaboration, flexibility and fairness.
We also employ a diverse workforce, embodying a broad array of perspectives and experiences.

Fiscal 2025 U.S. Race and Ethnicity Demographics (1) (2)

Fiscal 2025 Global Gender Demographics (2)
(1)    The term underrepresented minority is used to describe diverse populations, including African American, Hispanic, Asian and Native American Team Members who self-identified their race and ethnicity at hire.
(2)    The term Management is used to describe Team Members with one or more direct reports.

Total Rewards
Our compensation programs are designed to align the compensation of Team Members with individual and Company performance and to provide incentives to attract and retain our Team Members and motivate them to achieve desired results.
Our compensation programs encompass incentive earnings for short-term and long-term performance. Specifically:
•We provide wages and incentive plans that are competitive and consistent based on position, skill level, experience, knowledge and geographic location.
•We engage a nationally recognized outside compensation and benefits consulting firm to independently evaluate the effectiveness of our executive compensation and to provide benchmarking against our selected peer group, which includes similarly-sized companies that have commonality with us on customer base, industry and operating dynamics.
•We align our executives’ long-term equity compensation with our shareholders’ interests by linking realizable pay with stock performance.
•All Team Members are eligible for paid time off, Company-paid life insurance and participation in a tenure award program that recognizes their commitment and loyalty by awarding EZ+ Rewards points based on their years of service.
Health and Safety
Our commitment to our Team Members is to provide a safe and injury-free workplace. This includes identifying risks, complying with safety regulations, providing necessary training and equipment and fostering a culture of health and safety. We also invest in programs designed to improve physical, mental and social well-being. Our collective goal is to prevent injuries, create a secure workplace and promote Team Member well-being.
Management and Oversight
In addition to the role of management in designing effective compensation programs for all Team Members, the People and Compensation Committee of the Board of Directors has primary responsibility for analyzing, advising and (as appropriate) approving executive compensation. The committee is also responsible for organizational development matters and otherwise assisting the Board of Directors in its overall responsibility to enable EZCORP to attract, retain, develop and motivate qualified executives who will contribute to the long-term success of the Company.
The committee actively participates in the executive recruitment and selection process. Committee members are instrumental in the executive talent management and succession processes, including the review and attainment of annual objectives for our executive officers. All executive officers have a minimum of one annual performance objective related to People, typically relating to Team Member engagement and voluntary attrition.
Governance
At EZCORP, we believe that “The Way We Do Business is as Important as the Business We Do.” This belief underlies our Code of Conduct, which outlines our expectations and provides guidance to our Team Members on carrying out their daily activities ethically and responsibly. Our guiding principles include Leadership, Customer-Centricity, Accountability, Respect, Belonging and Sustainability, and these principles form the foundation for how we govern our business.
•Though we are a “Controlled Company” under the Nasdaq Listing Rules, we maintain the governance standards required of all publicly-listed Nasdaq companies, including:
•Independent directors comprise a majority of our Board of Directors. Five of the seven members of our Board of Directors meet all of the independence requirements set forth in the Nasdaq Listing Rules, and none of the independent directors have any past or existing relationship with our controlling stockholder outside of their Board service.
•All of our standing Board committees (Audit and Risk Committee, People and Compensation Committee and Nominating Committee) are comprised solely of independent directors.
For further discussion of our corporate governance standards, see “Part III, Item 10 — Directors, Executive Officers and Corporate Governance.”
•Our pawn operations are licensed and supervised in all jurisdictions in which we operate. We maintain a strong compliance culture that is monitored and overseen by our Board of Directors and supported by seasoned regulatory and compliance teams.

•Protecting the privacy, integrity and security of our customers’ data and our enterprise network is a top priority that is also monitored and overseen by our Board of Directors. We maintain a separate IT Security team that is responsible for the design and implementation of our cyber risk strategy, including deployment of systems, enterprise-wide training, monitoring and reporting of threat incidents and response preparedness, as further discussed in “Part I, Item 1C — Cybersecurity.”
Sustainability
EZCORP is committed to meeting our customers’ needs in a responsible manner, and in that regard, we have aligned our purpose, guiding principles and business strategies with sustainability — both in terms of the environment and the ways in which we care for our customers.
Our pawnbroking and related retail sales activities inherently contribute to the “circular economy” and promote environmental sustainability. We provide unique options for our customers to satisfy their cash needs — options that are not offered by traditional lenders, such as banks and credit unions, credit card providers or installment and short-term lenders. For many of our customers, pawn transactions provide an essential and financially responsible lifeline within their own neighborhoods for meeting their unexpected expenses. Our retail activities rely primarily on local sourcing of pre-owned merchandise and the recirculation of those items back into the neighborhoods we serve. In short, our business is unique, essential and sustainable.
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
•Virtually all of the merchandise we sell is pre-owned, contributing to goods recycling and the circular economy. In fiscal 2025, we sold approximately 5.4 million pre-owned items, including over 3.0 million items in the consumer electronics, camera and household goods categories, 1.5 million other general merchandise items (such as tools and musical instruments) and 0.8 million jewelry items. In addition, through our jewelry scrapping activities, we recycle significant volumes of gold and diamonds. All of these activities extend the useful life of products, reducing waste and lessening the demand for new manufacturing and mining.
•Our store operations themselves leave a relatively small carbon footprint when compared to big-box or other mass retailers that rely on manufacturers and extensive supply chain and distribution channels. Our stores are relatively small (generally 3,300 square feet or less). To reduce energy consumption, we have installed energy-efficient LED lighting in 85% of our U.S. stores and 60% of Latin America stores.
•In all of our facilities, including our corporate support offices, we promote environmental stewardship by reducing consumption, recycling paper products (approximately 861,344 pounds across all U.S. locations during fiscal 2025) and responsibly disposing of end-of-life computers, electronics and related accessories through recycling or other sound e-waste processing. Our corporate office in Austin, Texas is LEED Certified Silver status.
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
During fiscal 2025, we continued our expansion in Latin America and the U.S. with the opening of 40 de novo stores (20 in Mexico, 14 in Guatemala, 4 in Honduras and 2 in El Salvador ) and the acquisition of 52 stores (48 in Latin America and 4 in the U.S.). We also consolidated 11 stores (10 in Latin America and 1 in the U.S.). We now own a total of 1,360 stores, 815 in Latin America (60%) and 545 in the U.S. (40%). In fiscal 2025, the Latin America stores represented 26% of our consolidated gross profit as the average scale of Latin America pawn stores is smaller than in the U.S. We see opportunity for further expansion in Latin America and the U.S. through acquisitions and de novo openings.

Seasonality and Quarterly Results
In the U.S., PSC historically is highest in our fourth fiscal quarter (July through September) due to a higher average PLO balance during the summer and is lowest in our third fiscal quarter (April through June) following the tax refund season. Merchandise sales historically are highest in the U.S. in our first and second fiscal quarters (October through March) due to the holiday season, Valentine’s Day jewelry sales and our customers’ receipt of tax refunds. In Latin America, most of our customers receive additional compensation from their employers in December, and many receive additional compensation in June or July, applying downward pressure on PLO balances and fueling merchandise sales in those periods. As a net effect of these and other factors and excluding discrete charges, our consolidated income before tax is generally highest in our first fiscal quarter (October through December) and lowest in our third fiscal quarter (April through June).
Competition
We encounter significant competition in connection with our business activities. These competitive conditions may have an impact on our revenues, profitability and ability to expand. We compete with other pawn stores, banks, alternative lenders and loan brokers, credit unions and other financial institutions, such as consumer finance companies. We believe the primary elements of competition are the quality of customer service and relationship management, including understanding our customers’ needs better than anyone else, convenience, store location and a customer-friendly environment. In addition, we believe the ability to compete effectively is based increasingly on strong general management, regional focus, automated management information systems, access to capital and superior customer service.
Our competitors for merchandise sales include retail and wholesale stores such as jewelry stores, discount retail stores, consumer electronics stores, other pawn stores, other resale stores, electronic commerce retailers and auction sites. Competitive factors in our retail operations include the ability to provide customers with a variety of merchandise at considerable value, coupled with exceptional customer service and convenient locations.
The pawn industry in the U.S. is large, relatively mature and highly fragmented. The industry consists of a certain few large operators (of which we are the second largest), together with independent operators owning a smaller number of stores, primarily one to three locations.
The pawn industry in Latin America also is fragmented, but less so than in the U.S. The Latin American pawn industry consists of independent for-profit operators, some of which operate chains of stores, and certain not-for-profit organizations. We are the second largest for-profit operator in Mexico and the largest operator in Guatemala. The pawn industry, particularly full-line stores dealing in both general merchandise and jewelry, remains in an expansion stage in Latin America.
We launched our EZ+ Rewards loyalty program in the U.S. and Mexico in 2021 and in GPMX in 2022, and now have 6.9 million global members. This free program allows customers to earn points on most of our transactions that may be applied as a discount towards retail sales once certain point thresholds are met. We believe this program provides a distinct competitive advantage over other pawn operators.
Trademarks and Trade Names
We operate our pawn stores principally under the names “EZPAWN” and “Value Pawn & Jewelry,” in the U.S., “EMPEÑO FÁCIL” and “Cash Apoyo Efectivo,” in Mexico, “GuatePrenda,” in Guatemala and “MaxiEfectivo” in El Salvador and Honduras. We have registered the names EZPAWN, Value Pawn & Jewelry and EZCORP, among others, with the United States Patent and Trademark Office. In Mexico, we have registered the names “EMPEÑO FÁCIL,” “Cash Apoyo Efectivo,” “Bazareño,” “Presta Dinero” and “Montepio San Patricio” with the Instituto Mexicano de la Propiedad Industrial. We have registered the name “GuatePrenda” in Guatemala and the name “MaxiEfectivo” in Guatemala, El Salvador and Honduras.
Regulation
Compliance with federal, state and local laws and regulations is an integral part of how we manage our business, and we conduct our business in material compliance with the law. The following is a general description of significant regulations affecting our business:
U.S. Regulations
Pawn Regulations — Our pawn stores are regulated by federal law, by the states in which they are located and, in some instances, by municipalities or other local authorities. The applicable state and local laws vary by jurisdiction and typically impose store licensing requirements. Licensing requirements usually include minimum financial responsibility, business know-how, and character requirements and may establish restrictions on where pawn stores can operate. Additional rules regulate various aspects of the day-to-day pawn operations, including maximum PSC and loan amounts, minimum and/or maximum terms of a pawn loan, content and format of the pawn contract, and the length of time after expiration of a pawn loan that a store must hold a pawned item before it can be offered for sale. Failure to observe applicable regulations can result in a revocation or suspension of pawn licenses, the imposition of fines, requirements to refund PSC or other penalties. We also must comply with various state and federal consumer lending laws, including those requiring the disclosure of the annual percentage rate, finance charge, amount financed, total of payments and payment schedule related to each pawn loan transaction. Additional federal regulations applicable to our pawn lending business are described in “Other Regulations” below.
Pursuant to applicable law, the majority of our pawn stores provide periodic (generally daily) reports of pawn and purchase transactions to local law enforcement agencies. These reports include information about the merchandise received from customers (whether through pawn or purchase), including a detailed description of the goods and the name and address of the customer. If we accept merchandise from a customer in a pawn or purchase transaction and it is determined that our customer was not the rightful owner, the merchandise is subject to recovery by the rightful owner and those losses are included in our shrinkage. Historically, we have not experienced a material number of claims of this nature.
Other Regulations — Our pawn lending activities are subject to other state and federal statutes and regulations, including the following:
•We are subject to the federal Truth in Lending Act (“TILA”), and its underlying regulations, which requires lenders to disclose information about the terms and costs of credit in a standardized manner, including in the form of an annual percentage rate. The TILA regulations also require us to provide certain disclosure in advertising our products and services.
•We are subject to the federal Gramm-Leach-Bliley Act and its underlying regulations, as well as various state laws and regulations relating to privacy and data security. Under these regulations, we are required to disclose to our customers our policies and practices relating to the protection and sharing of customers’ nonpublic personal information. These regulations also require us to ensure that our systems are designed to protect the confidentiality of customers’ nonpublic personal information, and many of these regulations dictate certain actions that we must take to notify customers if their personal information is disclosed in an unauthorized manner. In some jurisdictions, we are subject to the laws restricting the scope of data we collect and granting rights to our customers to access, correct and/or delete the information we obtain.
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
•As a provider of consumer financial products, we are prohibited from engaging in any unfair, deceptive or abusive act or practice (UDAAP) under the Dodd-Frank Act, as such practices may cause significant financial injury to consumers, erode consumer confidence and undermine the financial marketplace.
•We are subject to the Equal Credit Opportunity Act, which prohibits discrimination on the basis of race, color, religion, national origin, sex, marital status, age, receipt of public assistance or good faith exercise of any rights under the Consumer Credit Protection Act.
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
•The Military Lending Act and regulations promulgated pursuant thereto limit the annual percentage rate charged on certain consumer loans (including pawn loans) made to active military personnel or their dependents to 36%.
•Some of our pawn stores in the U.S. deal in firearms and each of those stores maintains a federal firearms license as required by federal law and, in some jurisdictions, a similar firearms license required by state law. The federal Gun Control Act of 1968 and regulations issued by the Bureau of Alcohol, Tobacco, Firearms and Explosives also require each pawn store dealing in firearms to maintain a permanent written record of acquisition and disposition of firearms. In addition, we must comply with the Brady Handgun Violence Prevention Act, which requires us to conduct a criminal background check before releasing, selling or otherwise disposing of firearms.
Under certain circumstances, the federal Consumer Financial Protection Bureau (“CFPB”) may be able to exercise regulatory authority over the U.S. pawn industry through its rule making authority. To date, the CFPB has not taken any steps to exercise such authority or indicated any intention to do so, although historically it has initiated actions against pawn companies for alleged violations of certain consumer lending regulations, including the Military Lending Act.
Certain U.S. federal laws may apply to our operations outside of the U.S., in which case we comply with such laws on an extraterritorial basis.
Mexico Regulations
Pawn Regulations — Federal law in Mexico provides for administrative regulation of the pawnshop industry by Procuraduría Federal del Consumidor (PROFECO), Mexico’s primary federal consumer protection agency. PROFECO regulates the form and terms of pawn loan contracts (but not interest or service charge rates) and defines certain operating standards and procedures for pawnshops, including retail operations, and establishes registration, disclosure, bonding and reporting requirements. There are fines and sanctions, including operating suspensions, for failure to comply with PROFECO’s rules and regulations.
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
Our pawn business in Mexico is also subject to regulation at the state and local level through state laws and local zoning and permitting ordinances. For example, some states require permits for the operation of pawn stores, certification of Team Members as trained in the valuation of merchandise and strict customer identification controls. State and local agencies often have authority to suspend store operations pending resolution of actual or alleged regulatory, licensing and permitting issues.
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
We are also subject to The Federal Law for the Prevention and Identification of Transactions with Funds from Illegal Sources, which requires reporting of certain transactions exceeding certain monetary limits, the appointment of a compliance officer and maintenance of customer identification records and controls. This law, including 2025 amendments thereto, affects all vulnerable activities in Mexico and is intended to detect commercial activities arising from illicit or ill-gotten means through bilateral cooperation between Mexico’s Ministry of Finance and Public Credit and Mexico’s Attorney General’s Office. The law also restricts the use of cash in certain transactions associated with high-value assets and limits, to the extent possible, money laundering activities protected by the anonymity that such cash transactions provide. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting on “vulnerable activities,” which include pawn transactions exceeding 181,589.70 Mexican pesos and retail transactions of precious metals exceeding 181,589.70 Mexican pesos. Retail transactions of precious metals in cash exceeding 363,179.40 Mexican pesos are prohibited. There are significant fines and sanctions for failure to comply with these rules.
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
Other Latin American Regulations
Local governmental entities in Guatemala, El Salvador and Honduras regulate lending and retail businesses. Certain laws and local zoning and permitting ordinances require basic commercial business licenses and signage permits. Operating in these countries also subjects us to other types of regulations, including regulations related to financial reporting, data protection and privacy, tax compliance, labor and employment practices, real estate transactions, anti-money laundering, commercial and electronic banking restrictions, credit card transactions, usury law, consumer protection, marketing, advertising and other general business activities. As the scope of our international operations increases, we may face additional administrative and regulatory costs in managing our business. In addition, unexpected changes in laws and regulations, administrative interpretations of local requirements or legislation, or public remarks by elected officials could negatively affect our operations and profitability.
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
As of September 30, 2025, more than 62% of our U.S. pawn stores were located in Texas (45%) and Florida (17%), and those stores account for a significant portion of our revenues and profitability. The legislative, regulatory and general business environment in Texas and Florida has been relatively favorable for our pawn business activities, but a negative legislative or regulatory change in either of those states could have a material adverse effect on our overall operations and financial performance. Further, as discussed below, areas in Texas and Florida where we have significant operations are particularly susceptible to hurricane and tropical storm activity.
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
The statute of limitations applicable to most of the pre-closing years has now expired, but AlphaCredit has informed us that they filed an amended return for 2016, which they claim extends the statute of limitations for that year to February 2027. We are continuing to pursue release of the funds.
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
We are in the firearms business in the U.S., which exposes us to increased risks of regulatory fines and penalties, lawsuits and related liabilities.
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
We have recorded a number of impairments to the carrying value of our investment in Cash Converters in the past. After an analysis of Cash Converters’ stock price performance and other factors, we determined the fair value of our investment in Cash Converters at September 30, 2025 was greater than its carrying value. See Note 4: Strategic Investments of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” If the fair value of our investment declines and we determine that such decline is other-than-temporary, we may be required to further impair our investment and recognize the related investment loss, which would adversely affect our results of operations and financial position in the period of impairment. Furthermore, there can be no assurance that we will be able to dispose of some or all of our investment in Cash Converters on favorable terms, should we decide to do so in the future.
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
We have significant operations located in areas that are susceptible to hurricanes (notably the Atlantic and Gulf Coast regions of Florida, the Gulf Coast regions of Texas including Houston, as well as Mexico and Central America). Certain areas of our operations are also susceptible to other types of natural disasters such as earthquakes, volcanoes and tornadoes. As noted above, not all physical damage that we incur as a result of any such natural disaster will be covered by insurance due to policy deductibles and risk retentions. In addition, natural disasters could have a significant negative impact on our business beyond physical damage to property, including a reduction of our PLO, inventory, PSC and merchandise sales. Only limited portions, if any, of those negative impacts will be covered by applicable business interruption insurance policies. As a result, geographically isolated natural disasters could have a material adverse effect on our overall operations and financial performance.
Goodwill comprises a significant portion of our total assets. We assess goodwill for impairment at least annually, which could result in a material, non-cash write-down and could have a material adverse effect on our results of operations and financial conditions.
The carrying value of our goodwill was $324.9 million, or approximately 17% of our total assets, as of September 30, 2025. We test goodwill and intangible assets with an indefinite life for potential impairment annually, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units.
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
See Note 1: Organization and Summary of Significant Accounting Policies and Note 7: Goodwill and Intangible Assets of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data” for a discussion of our annual impairment tests performed for goodwill and indefinite-lived intangible assets.
The conversion feature of our convertible notes, if triggered, may adversely affect our financial condition and operating results.
We have a total of $230.0 million of convertible notes outstanding as of September 30, 2025. See Note 8: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” If the conversion feature of any of those convertible notes is triggered, holders will be entitled to convert the notes at their option at any time during specified periods. If one or more holders elect to convert their notes, we may settle the obligation through the payment of cash, which could adversely affect our liquidity.
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
Our certificate of incorporation currently authorizes us to issue up to 100 million shares of Class A Common Stock. Taking into consideration the shares that are issued and outstanding, as well as the shares that have been reserved for issuance pursuant to convertible notes, outstanding equity incentive compensation awards and the conversion of the Class B Common Stock, we had approximately 9.1 million shares of authorized Class A Common Stock available for other uses as of September 30, 2025. We expect that number will be reduced to 8.5 million following the issuance of currently approved Long-Term Incentive awards in November 2025. Therefore, our ability to issue shares of Class A Common Stock (other than pursuant to the existing reserved-for commitments), or securities or instruments that are convertible into or exchangeable for shares of Class A Common Stock, may be limited until such time additional authorized, unissued and unreserved shares become available or unless we determine we are unlikely to issue all of the shares that are currently reserved. During this time, for example, our ability to complete equity or equity-linked financings or other transactions (including strategic acquisitions) that involve the issuance or potential issuance of Class A Common Stock may be limited. Further, our ability to offer equity-based compensation to our management team may also be limited, which could adversely affect our ability to align management’s incentives with stockholders or attract and retain key management personnel.
Our incurrence of debt in the form of the 2032 Senior Notes could have a material adverse effect on our financial condition and results of operations
In March 2025, we issued $300.00 million aggregate principal amount of the Company’s 7.375% senior notes due 2032 (the “2032 Senior Notes”). See Note 8: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data” of this Report. The indebtedness could increase the cost of future financing or otherwise limit our ability to obtain financing, including the refinancing of existing debt. The application of cash flow to repayment of our indebtedness could restrict funds available for other uses, including working capital, growth, and other general corporate purposes, which could adversely affect our financial condition and results of operations.
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
We have foreign operations in Latin America with foreign exchange risk (Mexico, Guatemala, and Honduras) and an equity investment in Australia. Our assets and investments in, and earnings and dividends from each of these countries must be translated to U.S. dollars from their respective functional currencies. A significant weakening of any of these foreign currencies could result in lower assets and earnings in U.S. dollars, resulting in a potentially material adverse impact on our financial position, results of operations and cash flows.

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
We are subject to various anti-bribery and anti-corruption laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business, including the Foreign Corrupt Practices Act in the U.S. and the General Law of Administrative Responsibility in Mexico. We are also subject to various laws and regulations designed to prevent money laundering or the financial support of terrorism or other illegal activity, including the USA PATRIOT Act and the Bank Secrecy Act in the U.S., The Federal Law for the Prevention and Identification of Transactions with Funds From Illegal Sources in Mexico, and various economic and trade sanctions laws and regulations, including those administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control. See “Part I, Item 1 — Business — Regulation.” Further, our business is expanding in countries and regions that are less developed and are generally recognized as potentially more corrupt business and political environments.
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
Cybersecurity Governance and Oversight
Our cybersecurity governance framework is structured to promote accountability and ongoing enhancement of cybersecurity measures. Management of the cybersecurity program involves cross-functional resources, our Cyber and Technology Risk Committee, an internal multi-departmental committee formed to address cyber and data privacy matters. The cybersecurity program is led by our Chief Information Security Officer (“CISO”) who has 20 years of relevant work experience and, together with other members of our information technology, security, and compliance teams, maintains expertise in overseeing cybersecurity programs and in leading internal teams and third-party consultants and providers. This expertise includes designing and implementing cybersecurity strategies, identifying risks, and managing incident response, with requisite knowledge of security standards. The CISO reports to our Chief Legal Officer, and our Internal Audit Department monitors and reviews our cybersecurity initiatives.

The Board of Directors is responsible for overseeing and monitoring the material risks facing the Company. The Audit and Risk Committee of the Board is charged with overseeing our risk management framework, including cybersecurity risks. The CISO provides reports on cybersecurity matters and risks directly to the Audit and Risk Committee on a quarterly basis.
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
Leases for our U.S. locations generally have initial terms ranging from five to ten years and typically allow for renewals in increments of three-to-five years. Our primary corporate office is located in Austin, Texas and is leased through October 2035 with annual escalating rent payments. Our locations in Latin America are generally leased on three to five year terms.
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
As of September 30, 2025, we had a total of 1,360 stores, 545 of which are located in the U.S., with 45% located in Texas, 17% in Florida and the remainder spread across 17 other states. We also have 622 locations in Mexico, 148 in Guatemala, 20 in El Salvador and 25 in Honduras.
In addition to our store leases, we lease approximately 85,000 square feet of corporate office space in Austin, Texas, of which 73,876 square feet is being subleased or made available for sublease to other tenants. We lease other corporate office space in Mexico (8,600 square feet), Guatemala (3,500 square feet), El Salvador (4,500 square feet) and Honduras (1,200 square feet).
For additional information about store locations, see “Part I, Item 1 — Business — Segment and Geographic Information.
ITEM 3. LEGAL PROCEEDINGS
See Note 12: Contingencies of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Non-Voting Common Stock (“Class A Common Stock”) is traded on the NASDAQ Stock Market under the symbol “EZPW.” As of November 7, 2025, there were approximately 64 registered stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of November 7, 2025. As of September 30, 2025, the closing sales price of our Class A Common Stock, as reported by the NASDAQ Stock Market, was $19.04 per share.
Stock Performance Graph
The following Stock Performance Graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol: IXIC) and the NASDAQ Other Financial Index (ticker symbol: IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2020. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

$400
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
2020
2021
2022
2023
2024
2025
EZCORP, INC.
NASDAQ Composite Index
NASDAQ Other Finance Index

Company Index	2020	2021	2022	2023	2024	2025
EZCORP, INC.	$100.00	$150.50	$153.30	$164.00	$222.80	$378.42
NASDAQ Composite Index	$100.00	$129.38	$94.70	$118.40	$162.90	$202.94
NASDAQ Other Finance Index	$100.00	$121.71	$83.90	$102.00	$123.10	$154.56
Share Repurchase Activity
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended September 30, 2025.

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
	(in thousands, except number of shares and average price information)
July 1, 2025 through July 31, 2025	71,514	$13.98	—	$—
Quarter ended September 30, 2025	71,514	$13.98	—	$—

(a)     On May 3, 2022, the Board of Directors approved a share repurchase program, under which we were authorized to repurchase up to $50 million of our Class A Non-Voting common shares over a three-year period, which expired on May 3, 2025. The repurchases reported above were authorized separately from, and not considered a part of, the Common Stock Repurchase Program or other publicly announced program.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of EZCORP, Inc. and its subsidiaries (collectively, “we,” “us”, “our” or the “Company”) for the two-year period ended September 30, 2025. The following discussion should be read together with our consolidated financial statements and accompanying notes included in “Part II, Item 8 — Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements, and our actual results could differ materially from those anticipated in these forward-looking statements. See “Part I, Item 1A — Risk Factors” and “Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results” below.
Business Development
2032 Senior Notes

In March 2025, we issued $300.0 million aggregate principal amount of the Company’s 7.375% senior notes due 2032 (the “2032 Senior Notes”), for which $300.0 million remains outstanding as of September 30, 2025. See Note 8 of Notes to the Consolidated Financial Statements included in “Part II, Item 8 - Financial Statements and Supplementary Data” of this Report for further discussion.
2025 Convertible Notes

During April 2025, holders converted approximately $97.0 million in principal amount of the 2025 Convertible Notes into approximately 6.1 million shares of our Class A common stock, with payments of cash in lieu of any fractional shares. On May 1, 2025, we repaid the remaining principal balance of $6.4 million with cash. See Note 8 of Notes to the Consolidated Financial Statements included in “Part II, Item 8 - Financial Statements and Supplementary Data” of this Report for further discussion.
Acquisitions

In fiscal 2025, we closed on the acquisition of 47 stores across 13 states in Mexico. The stores, operating under the names “Monte Providencia” and “Tu Empeño Efectivo” offer traditional pawn loans, as well as auto pawn transactions, some of which are in standalone auto pawn stores. Additionally, we acquired 4 stores located in the U.S. during fiscal 2025. See Note 3 of Notes to Consolidated Financial Statements included in “Part II, Item 8 - Financial Statements and Supplementary Data” for further discussion of the Mexico acquisition.
Share Repurchase Program

On November 11, 2025, the Board of Directors (“Board”) approved a new share repurchase program which will replace the previous program that expired on May 3, 2025. See Note 9: Common Stock And Stock Compensation of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data”. Under the new program, we are authorized to repurchase up to $50 million of our Class A Non-Voting common shares over the next three years. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.

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

Results of Operations
Non-GAAP Financial Information
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we provide certain other non-GAAP financial information on a constant currency basis (“constant currency”) and “same-store” basis. We use constant currency results to evaluate our Latin America Pawn operations, which are denominated primarily in Mexican pesos, Guatemalan quetzales and other Latin American currencies. We analyze results on a same-store basis (which is defined as stores open during the entirety of the comparable periods) to better understand existing store performance without the influence of increases or decreases resulting solely from changes in store count. We believe presentation of constant currency and same-store results is meaningful and useful in understanding the activities and business metrics of our Latin America Pawn operations (in the case of constant currency) and our store operations (in the case of same-store results) and reflect an additional way of viewing aspects of our business that, when viewed with GAAP results, provide a better understanding and evaluation of factors and trends affecting our business. We provide non-GAAP financial information for informational purposes and to enhance understanding of our GAAP consolidated financial statements. We use this non-GAAP financial information to evaluate and compare operating results across accounting periods. Readers should consider the information in addition to, but not rather than or superior to, our financial statements prepared in accordance with GAAP. This non-GAAP financial information may be determined or calculated differently by other companies, limiting the usefulness of those measures for comparative purposes.
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the fiscal years ended September 30, 2025 and 2024 were as follows:

	September 30,		Twelve Months Ended September 30,
	2025	2024	2025	2024

Mexican peso	18.3	19.7	19.7	17.7
Guatemalan quetzal	7.5	7.6	7.6	7.6
Honduran lempira	25.9	24.6	25.4	24.4
Australian dollar	1.5	1.4	1.6	1.5

Operating Results
Fiscal 2025 vs. Fiscal 2024
These tables, as well as the discussion that follows, should be read in conjunction with the accompanying consolidated financial statements and related notes.
Summary Financial Data
The following table presents selected summary consolidated financial data for fiscal 2025 and fiscal 2024.

	Fiscal Year Ended September 30,		Change
(in thousands)	2025	2024

Gross profit:
Pawn service charges	$474,228	$436,545	9%

Merchandise sales	700,999	663,736	6%
Merchandise sales gross profit	245,322	236,333	4%
Gross margin on merchandise sales	35.0%	35.6%	(60) bps

Jewelry scrap sales	98,884	61,082	62%
Jewelry scrap gross profit	26,346	9,156	188%
Gross margin on jewelry scrap sales	26.6%	15.0%	1,160 bps

Other revenues	169	239	(29)%
Gross profit	746,065	682,273	9%

Operating expenses:
Store expenses	481,108	461,055	4%
General and administrative	83,500	75,557	11%
Impairment of other assets	877	843	4%
Depreciation and amortization	32,538	33,069	(2)%
Loss (gain) on sale or disposal of assets and other	135	(16)	*
Other operating income	(1,262)	(765)	65%
Total operating expenses	596,896	569,743	5%

Interest expense	23,029	13,585	70%
Interest income	(14,721)	(10,575)	39%
Equity in net income of unconsolidated affiliates	(6,150)	(4,711)	31%
Other (income) expense	238	(1,377)	(117)%
Total non-operating expenses (income)	2,396	(3,078)	(178)%

Income before income taxes	146,773	115,608	27%
Income tax expense	37,160	32,513	14%
Net income	$109,613	$83,095	32%

Net pawn earning assets:
Pawn loans	$307,496	$274,084	12%
Inventory, net	248,457	191,923	29%
Total net pawn earning assets	$555,953	$466,007	19%

*	Represents a percentage computation that is not mathematically meaningful.

PLO increased $33.4 million (12%) to $307.5 million due to higher average loan size, continued strong pawn demand, improved operational performance and additional stores.
Total revenues increased $112.7 million (10%) and gross profit increased 9%, reflecting improved PSC revenue, merchandise sales and jewelry scrap gross profit.
PSC increased $37.7 million (9%) as a result of higher average PLO. Merchandise sales increased $37.3 million (6%). Merchandise sales gross margin remains within our targeted range at 35.0%. Jewelry scrap sales increased 62%, and jewelry scrap sales gross margin increased by 1,160 bps to 26.6% due to an increase in gold price and jewelry purchases.
Operating expenses increased $27.2 million (5%) primarily due to a $20.1 million increase in store expenses as a result of increased labor driven by increased headcount from acquired and de novo stores, and inflationary wage increases. General and administrative expenses increased $7.9 million primarily due to labor and incentive compensation expense.
Total non-operating expense changed by $5.5 million (178%), primarily due to the increase in interest expense of $9.4 million, which is a result of the issuance of the 2032 Senior Notes. This increase was partially offset by the $4.1 million increase in interest income, which is primarily due to the increase in Cash and cash equivalents held during the second half of fiscal 2025.
Income tax expense increased $4.6 million, primarily due to the increase in income before income taxes of $31.2 million, offset by accrued withholding taxes recorded in prior year for prior earnings that are no longer permanently reinvested. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations. See Note 10: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.

U.S. Pawn
The following table presents selected summary financial data from our U.S. Pawn segment:

	Fiscal Year Ended September 30,		Change
(in thousands)	2025	2024

Gross profit:
Pawn service charges	$351,479	$322,362	9%

Merchandise sales	475,252	459,251	3%
Merchandise sales gross profit	176,145	170,357	3%
Gross margin on merchandise sales	37.1%	37.1%	— bps

Jewelry scrap sales	85,658	54,344	58%
Jewelry scrap sales gross profit	22,912	8,418	172%
Gross margin on jewelry scrap sales	26.7%	15.5%	1,120 bps

Other revenues	103	126	(18)%
Gross profit	550,639	501,263	10%

Segment operating expenses:
Store expenses	339,378	325,816	4%
Impairment of goodwill, intangible and other assets	263	—	100%
Depreciation and amortization	10,750	10,147	6%
Loss on sale or disposal of assets and other	83	3	*
Segment operating contribution	200,165	165,297	21%

Other segment income	—	7	(100)%
Segment contribution	$200,165	$165,290	21%

Other data:
Average monthly ending pawn loan balance per store (a)	$399	$361	11%
Monthly average yield on pawn loans outstanding	14%	14%	— bps
Pawn collateral - general merchandise	32%	34%	(200) bps
Pawn collateral - jewelry	68%	66%	200 bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
PLO ended the year at $233.8 million, up 9% on a total and same-store basis due to increase in average loan size, strong loan demand and improved operational performance.
Total revenues increased 9% and gross profit increased 10%, primarily due to increased PSC, merchandise sales, and jewelry scrap sales.
PSC increased 9% as a result of higher average PLO.
Merchandise sales increased 3%, and merchandise sales gross margin remained consistent at 37.1%.
Jewelry scrap sales increased 58%, and jewelry scrap sales gross margin increased to 26.7% due to increase in gold price and jewelry purchases.
Store expenses increased 4% (4% on a same-store basis), primarily due to labor costs driven by inflation.
Segment contribution increased $34.9 million due to the changes described above.
During fiscal 2025, segment net store count in our U.S. pawn segment increased by 3 due to the acquisition of 4 stores and the consolidation of 1 store.

Latin America Pawn
The following table presents selected summary financial data from our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Financial Information” above.

	Fiscal Year Ended September 30,
(in thousands)	2025 (GAAP)	2024 (GAAP)	Change (GAAP)	2025 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$122,749	$114,183	8%	$131,992	16%

Merchandise sales	225,747	204,485	10%	245,382	20%
Merchandise sales gross profit	69,177	65,976	5%	75,229	14%
Gross margin on merchandise sales	30.6%	32.3%	(170) bps	30.7%	(160) bps

Jewelry scrap sales	13,226	6,738	96%	14,338	113%
Jewelry scrap sales gross profit	3,434	738	*	3,745	*
Gross margin on jewelry scrap sales	26.0%	11.0%	1,500 bps	26.1%	1,510 bps

Other revenues, net	66	78	(15)%	74	(5)%
Gross profit	195,426	180,975	8%	211,040	17%

Segment operating expenses:
Store expenses	141,730	135,239	5%	153,686	14%
Depreciation and amortization	8,612	8,865	(3)%	9,336	5%
Segment operating contribution	$45,084	$36,871	22%	$48,018	30%

Other segment income (a)	(1,529)	(1,970)	(22)%	(1,736)	(12)%
Segment contribution	$46,613	$38,841	20%	$49,754	28%

Other data:
Average monthly ending pawn loan balance per store (b)	$85	$83	2%	$91	10%
Monthly average yield on pawn loans outstanding	16%	16%	— bps	16%	— bps
Pawn collateral - general merchandise	59%	64%	(500) bps	59%	(500) bps
Pawn collateral - jewelry	41%	36%	500 bps	41%	500 bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Fiscal 2025 and 2024 constant currency amounts exclude net GAAP basis foreign currency transaction loss of $0.1 million and $0.1 million, respectively, resulting from movement in exchange rates.
(b)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.

	2025 Change (GAAP)	2025 Change (Constant Currency)
Same-Store data: (a)
PLO	14%	9%
PSC	6%	14%
Merchandise Sales	8%	18%
Merchandise Sales Gross Profit	3%	13%
Store Expenses	3%	12%

(a)	Stores open at the end of the period included in the same-store calculation were 727.
PLO improved to $73.7 million, an increase of 23% (17% on constant currency basis). On a same-store basis, PLO increased 14% (9% on a constant currency basis) due to strong loan demand and improved operational performance.
Total revenues were up 11% (20% on a constant currency basis), and gross profit increased by 8% (17% on a constant currency basis), reflecting increased PSC, merchandise sales and jewelry scrap sales.

PSC increased 8% (16% on constant currency basis) as a result of higher average PLO.
Merchandise sales increased 10% (20% on a constant currency basis) and 8% on a same-store basis (18% on a constant currency basis). Merchandise sales gross margin slightly decreased to 30.6%.
Jewelry scrap sales increased 96%, and jewelry scrap sales gross margin increased to 26.0% due to increase in gold price and jewelry purchases.
Store expenses increased $6.5 million, up 5% (14% on a constant currency basis), primarily due to increased labor headcount, in line with store activity and minimum wage increases. Same-store expenses increased 3% (12% on a constant currency basis).
Segment contribution was up 20% to $46.6 million (28% on a constant currency basis), due to the changes noted above.
During fiscal 2025, net store count in our Latin America pawn segment increased by 78 due to the acquisition of 48 stores, the opening of 40 de novo stores and the consolidation of 10 stores.
Other Investments
The following table presents selected summary financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Fiscal Year Ended September 30,		Change
(in thousands)	2025	2024

Gross profit:
Consumer loan fees, interest and other	$—	$35	(100)%
Gross profit	—	35	(100)%

Segment operating expenses:
Interest income	(2,646)	(2,422)	9%
Equity in net (income) loss of unconsolidated affiliates	(6,936)	(4,993)	39%
Segment operating contribution (loss)	9,582	7,450	29%

Other segment (income) loss	—	—	—%
Segment contribution (loss)	$9,582	$7,450	29%

Other Investments income was $9.6 million, an increase of $2.1 million, primarily due to Cash Converters’ increased net profit for the year.

Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Fiscal Year Ended September 30,		Change
(in thousands)	2025	2024

Segment contribution	$256,360	$211,581	21%
Corporate expenses (income):
General and administrative	83,500	75,557	11%
Impairment of other assets	614	843	(27)%
Depreciation and amortization	13,176	14,057	(6)%
Loss on sale or disposal of assets and other	—	121	(100)%
Other operating income	(1,262)	(765)	65%
Interest expense	23,029	13,585	70%
Interest income	(10,824)	(6,541)	65%
Equity in net loss of unconsolidated affiliates	786	282	179%
Other (income) expense	568	(1,166)	(149)%
Income before income taxes	146,773	115,608	27%
Income tax expense	37,160	32,513	14%
Net income	$109,613	$83,095	32%
Segment contribution increased $44.8 million or 21%, primarily due to the improved operating results of the segments, as discussed above.
General and administrative expenses increased $7.9 million (11%), primarily due to payroll related expenses, including incentive compensation.
Interest expense increased $9.4 million (70%), primarily driven by the issuance of 2032 Senior Notes in the second quarter fiscal 2025. See Note 8: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for further discussion.
Interest income increased $4.3 million (65%), primarily due to the increase in Cash and cash equivalents held during the second half of fiscal 2025.
Income tax expense increased $4.6 million primarily due to the increase in income before income taxes of $31.2 million, offset by accrued withholding taxes recorded in prior year for prior earnings that are no longer permanently reinvested. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations. See Note 10: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
Fiscal 2024 vs. Fiscal 2023
The Results of Operations discussion for fiscal 2024 vs. fiscal 2023 is located in “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2024.

Liquidity and Capital Resources
Cash and Cash Equivalents
Our cash and equivalents balance was $469.5 million at September 30, 2025 compared to $170.5 million at September 30, 2024. Our cash and equivalents are primarily held in cash depository accounts with banks in geographies we operate or invested in high quality, short-term liquid investments.
Cash Flows
The table and discussion below present a summary of the sources and uses of our cash:

	Fiscal Year Ended September 30,		Change
(in thousands)	2025	2024

Cash flows provided by operating activities	$148,985	$113,600	31%
Cash flows used in investing activities	(117,862)	(111,853)	5%
Cash flows provided by (used in) financing activities	274,420	(50,183)	*
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(637)	(725)	(12)%
Net increase (decrease) in cash and cash equivalents and restricted cash	$304,906	$(49,161)	*

*	Represents a percentage computation that is not mathematically meaningful.
The $35.4 million increase in cash flows provided by operating activities was due primarily to an increase in net income as well as changes in working capital primarily related to the timing of payments of accounts payable and inventory.
The $6.0 million increase in cash flows used in investing activities was due primarily to an increase of $34.2 million in net pawn lending outflows and a $1.7 million net increase in cash flows used to fund other investing activities including strategic investments, capital expenditures and acquisitions, partially offset by a $29.8 million increase in cash inflows from the sale of forfeited collateral.
The $324.6 million increase in cash flows provided by financing activities was related primarily to the net $292.4 million received from the issuance of the 2032 Senior Notes in March 2025, decreased repurchase activity for our Class A Common Stock in the current year (fiscal 2025 $7.0 million and fiscal 2024 $12.0 million), and a current year decrease in payments on debt (fiscal 2025 $6.4 million and fiscal 2024 $34.4 million).
The net effect of these changes was a $304.9 million increase in cash on hand during the current year, resulting in a $484.7 million ending cash and restricted cash balance.
Sources and Uses of Cash
Our primary sources of funds includes cash generated from operations and borrowings from the issuance of debt. In March 2025, we issued the 2032 Senior Notes, all of which remains outstanding as of September 30, 2025. On May 1, 2025, we repaid the remaining balance of the 2025 Convertible Notes. See Note 8 of Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial Statement and Supplementary Data”.
Our uses of cash have been for business acquisitions, capital expenditures, payments of principal and interest on outstanding debt obligations and share repurchases. On May 3, 2022, our Board authorized the repurchase of up to $50 million of our Class A Common Stock over three years. As of September 30, 2025, we have repurchased 3,178,147 shares of our Class A Common Stock under the program for $30.0 million. The program expired on May 3, 2025. On November 11, 2025, the Board approved a new share repurchase program. See Note 15: Subsequent Events of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data”. The Company also repurchased 220,435 of its Class A common stock for $3.0 million in privately negotiated transactions. Such transactions were authorized separately from, and not considered a part of the Common Stock Repurchase Program. See Note 9 of Notes to Consolidated Financial Statements included in Part II, Item 8 - Financial and Supplementary Data.
We anticipate that cash flows from operations and cash on hand will be adequate to fund ongoing operations, debt service requirements, tax payments, any future stock repurchases, strategic investments, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through fiscal 2026. We continue to explore acquisition opportunities, both large and small, and may choose to pursue additional debt, equity or equity-linked financings in the future should the need arise. Depending on the level of acquisition activity and other factors, our ability to repay our longer term debt obligations, including the convertible debt maturing in December 2029 and the senior notes due April 2032, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.

Convertible Notes
For a description of the terms of our convertible notes, including the associated conversion and other related features and transactions, see Note 8: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Contractual Obligations
Below is a summary of our cash needs to meet future aggregate contractual obligations as of September 30, 2025:

		Payments due by Period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Debt obligations (a)	$530,000	$—	$—	$230,000	$300,000
Interest on long-term debt obligations	193,872	30,934	61,500	57,188	44,250
Lease obligations (b)	311,173	80,805	117,683	59,834	52,851
Total (c) (d)	$1,035,045	$111,739	$179,183	$347,022	$397,101
(a)    Excludes deferred financing costs as well as convertible features.
(b)    Excludes $6.4 million in sublease payments expected to be received.
(c)    No provision for uncertain tax benefits has been reflected in the contractual obligations table as the timing of any such payment is uncertain. See Note 10: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” Additionally, no provision for insurance reserves, deferred compensation arrangements, or other liabilities have been included as the timing of such payments are uncertain.
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
Pawn Loan Revenue Recognition
We record PSC using the effective interest method over the life of the loan for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. As of September 30, 2025, the balance of our PSC receivable was $48.7 million. Assuming the average forfeiture rate increased or decreased by 10%, our pawn service charges receivable balance as of September 30, 2025 would have increased or decreased by approximately $1.5 million.
Inventory and Cost of Goods Sold
We consider our estimates of obsolete or slow-moving inventory and shrinkage in determining the appropriate overall valuation allowance for inventory. We monitor our sales margins for each type of inventory on an ongoing basis and compare to historical margins. Significant variances in those margins may require a revision to future inventory reserve estimates. We have historically revised our reserve pertaining to jewelry inventory depending on the current price of gold and resulting trends in margins. Future declines in gold prices may cause an increase in reserve rates pertaining to jewelry inventory. As of September 30, 2025, the gross balance of our inventory was $252.0 million, for which we have included reserves of $3.6 million. Assuming the reserve rates were increased or decreased by 10%, our inventory reserve balance as of September 30, 2025 would have increased or decreased by approximately $0.4 million.

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
The results of the impairment analyses for fiscal 2025 and fiscal 2024 are discussed in Note 7: Goodwill And Intangible Assets of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
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
•Debt in the form of the 2032 Senior Notes, which could have a material adverse effect on our financial condition and results of operations;
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
The translation adjustment from Cash Converters through June 30, 2025 (included in our September 30, 2025 results on a three-month lag) was a nominal increase to stockholders’ equity, excluding income tax impacts. As of September 30, 2025, $1.00 Australian dollar weakened at $0.6623 U.S. as compared to $0.6944 in the prior year.
The translation adjustment from Latin America primarily representing the change of the Mexican peso during the fiscal year ended September 30, 2025 was a $12.1 million increase to stockholders’ equity. As of September 30, 2025, the Mexican peso strengthened approximately 7% to $1.00 Mexican to $0.0545 U.S. from $0.0508 U.S. as of September 30, 2024. As of September 30, 2025, the Guatemalan quetzal slightly strengthened Q1.00 Guatemalan to $0.1326 U.S. from $0.1325 U.S. as of September 30, 2024. We have currently assumed indefinite reinvestment of earnings and capital in Latin America in excess of the $20.0 million of prior earnings for which applicable withholding taxes have been accrued as of September 30, 2025. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. (the “Company”) as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 13, 2025 expressed an unqualified opinion thereon.
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
Revenue Recognition for United States (U.S.) and Mexico Merchandise Sales and Pawn Service Charges
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue for merchandise sales at the point in time when merchandise inventory is sold and delivered to the customer. The Company recognizes revenue for pawn service charges using the effective interest method over the life of the pawn loans for all pawn loans the Company believes to be collectible. As described in Note 13 to the consolidated financial statements, for the year ended September 30, 2025, the Company’s total revenues within the U.S. and Mexico were $912.5 million and $267.3 million, respectively, substantially all of which related to merchandise sales and pawn service charges.
We identified revenue recognition for certain merchandise sales and pawn service charges within the U.S. and Mexico as a critical audit matter, as auditing merchandise sales and pawn service charges revenue within these locations was especially challenging due to the nature and extent of audit effort required to address this matter.
The primary procedures we performed to address this critical audit matter included:
•Testing the operating effectiveness of automated application controls over the initiation, processing and recording of revenue for merchandise sales and pawn service charges within the U.S. and Mexico.

•Testing U.S. and Mexico merchandise sales revenue and pawn service charges revenue transactions, on a sample basis, by tracing the sampled transactions to supporting information, such as electronic sales records and electronic evidence of payment.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2015.
Dallas, Texas
November 13, 2025

EZCORP, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except share and per share amounts)	2025	2024

Assets:
Current assets:
Cash and cash equivalents	$469,524	$170,513
Short-term restricted cash	525	9,294
Pawn loans	307,496	274,084
Pawn service charges receivable, net	48,733	44,013
Inventory, net	248,457	191,923
Prepaid expenses and other current assets	51,221	39,171
Total current assets	1,125,956	728,998
Investments in unconsolidated affiliates	18,123	13,329
Other investments	51,903	51,900
Property and equipment, net	75,331	65,973
Right-of-use assets, net	236,462	226,602
Long-term restricted cash	14,664	—
Goodwill	324,889	306,478
Intangible assets, net	58,832	58,451
Deferred tax asset, net	29,455	25,362
Other assets, net	15,594	16,144
Total assets	$1,951,209	$1,493,237

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$—	$103,072
Accounts payable, accrued expenses and other current liabilities	105,443	85,737
Customer layaway deposits	33,901	21,570
Operating lease liabilities, current	61,228	58,998
Total current liabilities	200,572	269,377
Long-term debt, net	518,076	224,256
Deferred tax liability, net	2,571	2,080
Operating lease liabilities	184,736	180,616
Other long-term liabilities	19,769	12,337
Total liabilities	925,724	688,666
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A Non-Voting Common Stock, par value $0.01 per share; shares authorized: 100 million; 57,921,451 issued and outstanding as of September 30, 2025; and issued and outstanding of 51,582,698 as of September 30, 2024	579	516
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3 million; issued and outstanding: 2,970,171 as of September 30, 2025 and 2024	30	30
Additional paid-in capital	450,892	348,366
Retained earnings	612,687	507,206
Accumulated other comprehensive loss	(38,703)	(51,547)
Total equity	1,025,485	804,571
Total liabilities and equity	$1,951,209	$1,493,237
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, except per share amounts)	2025	2024	2023

Revenues:
Merchandise sales	$700,999	$663,736	$615,446
Jewelry scrap sales	98,884	61,082	49,528
Pawn service charges	474,228	436,545	383,772
Other revenues	169	239	295
Total revenues	1,274,280	1,161,602	1,049,041
Merchandise cost of goods sold	455,677	427,403	394,779
Jewelry scrap cost of goods sold	72,538	51,926	44,424
Gross profit	746,065	682,273	609,838
Operating expenses:
Store expenses	481,108	461,055	418,574
General and administrative	83,500	75,557	67,529
Impairment of other assets	877	843	4,343
Depreciation and amortization	32,538	33,069	32,131
Loss (gain) on sale or disposal of assets and other	135	(16)	208
Other operating income	(1,262)	(765)	(5,097)
Total operating expenses	596,896	569,743	517,688
Operating income	149,169	112,530	92,150
Interest expense	23,029	13,585	16,456
Interest income	(14,721)	(10,575)	(7,470)
Equity in net (income) loss of unconsolidated affiliates	(6,150)	(4,711)	28,459
Other (income) expense	238	(1,377)	3,072
Income before income taxes	146,773	115,608	51,633
Income tax expense	37,160	32,513	13,170
Net income	$109,613	$83,095	$38,463

Basic earnings per share	$1.91	$1.51	$0.69
Diluted earnings per share	$1.42	$1.10	$0.53

Weighted-average basic shares outstanding	57,466	54,935	55,586
Weighted-average diluted shares outstanding	83,383	84,448	80,865
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023

Net income	$109,613	$83,095	$38,463
Other comprehensive income (loss):
Foreign currency translation adjustment, net of income tax expense for our investment in unconsolidated affiliate of $245, $7 and $666 for the years ended September 30, 2025, 2024 and 2023, respectively	12,844	(19,445)	23,567
Comprehensive income	$122,457	$63,650	$62,030
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital		Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Par Value		Retained Earnings

Balances as of October 1, 2022	56,425	$564	$345,330	$402,006	$(55,669)	$692,231
Stock compensation	—	—	9,539	—	—	9,539
Transfer of equity consideration for acquisition	10	—	99	—	—	99
Release of restricted stock, net of shares withheld for taxes	373	5	—	—	—	5
Taxes paid related to net share settlement of equity awards	(1)	—	(1,148)	—	—	(1,148)
Foreign currency translation gain	—	—	—	—	23,567	23,567
Purchase and retirement of treasury stock	(1,967)	(20)	(7,639)	(9,329)	—	(16,988)
Net income	—	—	—	38,463	—	38,463
Balances as of September 30, 2023	54,840	$549	$346,181	$431,140	$(32,102)	$745,768
Stock compensation	—	—	10,406	—	—	10,406
Release of restricted stock, net of shares withheld for taxes	855	9	40	—	—	49
Settlement of conversion premium of convertible notes due 2024	77	1	(1)	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(3,294)	—	—	(3,294)
Foreign currency translation loss	—	—	—	—	(19,445)	(19,445)
Purchase and retirement of treasury stock	(1,219)	(13)	(4,966)	(7,029)	—	(12,008)
Net income	—	—	—	83,095	—	83,095
Balances as of September 30, 2024	54,553	$546	$348,366	$507,206	$(51,547)	$804,571
Stock compensation	—	—	12,465	—	—	12,465
Release of restricted stock, net of shares withheld for taxes	794	8	(8)	—	—	—
Issuance of shares to redeem convertible notes due 2025	6,098	61	96,902	—	—	96,963
Taxes paid related to net share settlement of equity awards	—	—	(3,972)	—	—	(3,972)
Foreign currency translation gain	—	—	—	—	12,844	12,844
Purchase and retirement of treasury stock	(553)	(6)	(2,861)	(4,132)	—	(6,999)
Net income	—	—	—	109,613	—	109,613
Balances as of September 30, 2025	60,892	$609	$450,892	$612,687	$(38,703)	$1,025,485
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023

Operating activities:
Net income	$109,613	$83,095	$38,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,538	33,069	32,131
Amortization of debt discount and deferred financing costs	1,726	1,605	1,561
Non-cash lease expense	59,265	58,393	56,937
Deferred income taxes	(3,084)	1,354	(12,802)
Impairment of other assets	877	843	4,343
Other adjustments	(1,942)	789	(2,890)
Provision for inventory reserve	858	73	603
Stock compensation expense	12,465	10,406	9,539
Equity in net (income) loss from investment in unconsolidated affiliates	(6,150)	(4,711)	28,459
Net loss on extinguishment of debt	—	—	3,545
Changes in operating assets and liabilities, net of business acquisitions:
Service charges and fees receivable	(3,833)	(5,217)	(4,204)
Inventory	(18,179)	(8,488)	(4,810)
Prepaid expenses, other current assets and other assets	(5,719)	(8,638)	(1,814)
Accounts payable, accrued expenses and other liabilities	(41,420)	(57,158)	(61,522)
Customer layaway deposits	11,712	2,950	1,376
Income taxes	258	5,235	12,919
Net cash provided by operating activities	148,985	113,600	101,834
Investing activities:
Loans made	(1,006,505)	(937,014)	(821,725)
Loans repaid	557,761	522,497	458,854
Recovery of pawn loan principal through sale of forfeited collateral	393,203	363,396	336,349
Capital expenditures, net	(38,561)	(35,764)	(40,446)
Acquisitions, net of cash acquired	(20,693)	(12,113)	(14,874)
(Issuance of) proceeds from note receivable	(5,895)	421	(15,500)
Investment in unconsolidated affiliate	(786)	(1,131)	(2,133)
Investment in other investments	—	(15,680)	(15,000)
Dividends from unconsolidated affiliates	3,614	3,535	3,589
Net cash used in investing activities	(117,862)	(111,853)	(110,886)
Financing activities:
Taxes paid related to net share settlement of equity awards	(3,972)	(3,294)	(1,148)
Proceeds from borrowings	300,000	—	230,000
Debt issuance cost	(7,593)	—	(7,458)
Cash paid on extinguishment of debt	—	—	(1,951)
Payments on debt	(6,410)	(34,389)	(178,488)
Purchase and retirement of treasury stock	(6,999)	(12,008)	(16,988)
Payments of finance leases	(606)	(492)	(275)
Net cash (used in) provided by financing activities	274,420	(50,183)	23,692
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(637)	(725)	(41)
Net (decrease) increase in cash and cash equivalents and restricted cash	304,906	(49,161)	14,599
Cash and cash equivalents and restricted cash at beginning of period	179,807	228,968	214,369
Cash and cash equivalents and restricted cash at end of period	$484,713	$179,807	$228,968

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
As of September 30, 2025, we operated a total of 1,360 locations, consisting of:
•545 United States pawn stores (operating primarily as EZPAWN and Value Pawn & Jewelry);
•622 Mexico pawn stores (operating primarily as Empeño Fácil and Cash Apoyo Efectivo); and
•193 pawn stores in Guatemala, El Salvador and Honduras (operating as GuatePrenda and MaxiEfectivo).
We have an equity interest (43.7%) as of September 30, 2025 in Cash Converters International Limited (“Cash Converters”), a publicly traded company (ASX:CCV) headquartered in Perth, Western Australia. Cash Converters and its controlled companies comprise a diverse group generating revenues from franchising, store operations and personal finance (including pawn transactions), in 659 stores across 15 countries. Additionally, we own a preferred interest in Founders One, LLC (“Founders”) that has majority ownership in Simple Management Group, Inc. (“SMG”).
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
Change in Accounting Principle

To better align with our year-end reporting schedule, we voluntarily changed the date of our annual goodwill impairment assessment during fiscal 2025, moving it within the same fiscal quarter from September 30 to July 1. We believe the change to the goodwill impairment testing date does not represent a material change to our method of applying an accounting principle in light of our internal controls and requirements to assess goodwill impairment upon certain triggering events. Less than 12 months have lapsed since our previous annual assessment on September 30, 2024. We have determined that it is impracticable to objectively determine projected cash flows and related valuation estimates that would have been used as of each July 1 of prior reporting periods without the use of hindsight. As such, we prospectively applied the change in annual goodwill impairment testing date from July 1, 2025. This change did not result in any delay, acceleration, or avoidance of a goodwill impairment charge.
Use of Estimates and Assumptions
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate estimates and judgments, including those related to revenue recognition, inventory, loan loss allowances, long-lived and intangible assets, share-based compensation, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.
Pawn Loans and Revenue Recognition
Our pawn loans are fully collateralized and the carrying values are based on the initial amounts loaned to customers. We record pawn service charges using the effective interest method over the life of the pawn loans for all pawn loans we believe to be collectible. We base our estimate of collectability on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectability and affect our results of operations and financial condition. If a pawn loan is not repaid, the forfeited collateral is recorded as inventory at the lower of the principal balance of the pawn loan or the net realizable value of the item. As of September 30, 2025, consolidated pawn loans outstanding was $307.5 million, of which $117.9 million (38%), is attributable to stores in Texas and $31.6 million (10%) is attributable to stores in Florida. As of September 30, 2024, consolidated pawn loans outstanding was $274.1 million, of which $107.5 million (39%) is attributable to stores in Texas and $28.6 million (10%) is attributable to stores in Florida.
Merchandise Sales Revenue Recognition
Our performance obligations for merchandise sales primarily relate to point in time retail sales in our stores. We recognize the satisfaction of the performance obligations and record merchandise sales revenue and the related costs when merchandise inventory is sold and delivered to the customer or, in the case of a layaway sale, when we receive the final payment. Customer layaway deposits are recorded as liabilities when a customer provides a deposit for merchandise. Customer layaway deposits are generally refundable for a credit note upon cancellation. Our customer layaway deposits balance as of September 30, 2025, 2024 and 2023 was $33.9 million, $21.6 million and $18.9 million, respectively, and are generally recognized as revenue within a one-year period. Customers have a limited period of time to return merchandise for a refund or exchange, and actual returns for refunds are not material. Sales taxes collected on sales of inventory are excluded from the amounts recognized as merchandise sales and are recorded as “Accounts payable, accrued expenses and other current liabilities” in our Consolidated Balance Sheets until remitted to the appropriate governmental authorities.
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
In order to state inventory at the lower of cost or net realizable value, we record an allowance for excess, obsolete or slow-moving inventory based on the type and age of the underlying merchandise. Our inventory consists primarily of general merchandise and jewelry. “Merchandise cost of goods sold” as recorded in our Consolidated Statements of Operations includes the historical cost of inventory sold, inventory shrinkage and any change in the allowance for inventory shrinkage and valuation. We include the costs of operating our central jewelry processing unit as “Jewelry scrap cost of goods sold” in our Consolidated Statements of Operations as such costs relate directly to sales of precious metals and stones to refiners.
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
With respect to our Mexico pawn operations, we do not own the forfeited collateral. However, we assume the risk of loss on such collateral and are solely responsible for its care and disposition and, therefore, record such collateral as inventory in our Consolidated Balance Sheets. As of September 30, 2025 and 2024, inventory related to our Mexico pawn operations was $49.1 million and $42.2 million, respectively.
Cash and Cash Equivalents and Cash Concentrations
Cash and cash equivalents consist primarily of cash on deposit or highly liquid investments with original contractual maturities of three months or less, or money market mutual funds. We hold cash at financial institutions in amounts that often exceed FDIC insured limits. We manage our credit risk associated with cash and cash equivalents and cash concentrations by periodically evaluating the credit quality of the primary financial institutions issuing investments or holding such deposits. Historically, we have not experienced any losses due to such cash concentrations.

Restricted Cash
As of September 30, 2025 long-term restricted cash consists of $9.3 million, held in escrow pending the resolution of a pre-closing tax indemnity claim related to the sale of Grupo Finmart, and $5.4 million related to the acquisition of 47 pawn stores in Mexico as discussed further in Note 3: Acquisitions. Short-term restricted cash consists of $0.5 million related to the acquisitions of the 47 pawn stores in Mexico and of PLO del Bajio S. de R.L. de C.V. As of September 30, 2024, short-term restricted cash consisted of $0.5 million related to the acquisition of PLO del Bajio S. de R.L. de C.V and $8.8 million related to the sale of Grupo Finmart.
Investments
We account for our investment in Cash Converters under the equity method. The fiscal year of Cash Converters ends three months before our fiscal year, and we record our interest from the results of Cash Converters on a three-month lag. Thus, the results of our operations reported for the fiscal years ended September 30, 2025, 2024 and 2023 include our percentage interest in the results of Cash Converters for the twelve-month periods ended June 30, 2025, 2024 and 2023, respectively.
During the first quarter of our fiscal year, we record our percentage interest in the results of Cash Converters for the three months ended December 31 based on an estimate of the results of Cash Converters for the three months ended September 30 of that year. Similarly, during the third quarter of our fiscal year, we record our percentage interest in the results of Cash Converters for the three months ended June 30 using the estimated results of Cash Converters for the three months ended March 31 of that year. Cash Converters files semi-annual financial reports with the Australian Securities & Investments Commission and the Australian Stock Exchange as of and for the periods ended June 30 and December 31. We use these publicly available financial reports to adjust the estimated amounts we recorded. The actual results of Cash Converters may vary from our estimates. Refer to Note 4: Strategic Investments for further details on our investment in Cash Converters.
We account for our investment in Rich Data Corporation (“RDC”) using the measurement alternative in ASC 321, Investments — Equity Securities, to measure this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. As of September 30, 2025 and 2024, the carrying value of our investment in RDC was $6.2 million.
Refer to Note 4: Strategic Investments for details on our investment in Founders.
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
We do not account separately for lease and non-lease components. Lease components generally include rent, taxes and insurance and non-lease components generally include common area maintenance. Right-of-use assets are tested for impairment in the same manner as long-lived assets. We recognize lease expense on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. Our operating lease portfolio consists of pawn locations and corporate offices with lease terms ranging from five to ten years, including options to renew. Our financing lease terms range from two to five years. We generally account for the initial lease term of our pawn locations as up to ten years. Our primary corporate office is leased through October 2035 with annual escalating rent payments.
Goodwill and Indefinite-Lived Intangible Assets
Goodwill represents the excess of the purchase price over the net amount of identifiable assets acquired and liabilities assumed in a business combination measured at fair value. We evaluate goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired. We consider the assessment of the occurrence of triggering events or substantive changes in circumstances that may indicate the fair value of goodwill may be impaired to be a critical estimate.

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
Valuation of Long-Lived Assets
The carrying values of long-lived assets, inclusive of right-of-use assets, are periodically reviewed whenever events or changes in circumstances indicate the carrying value may not be recoverable, such as historical operating losses or plans to close stores before the end of their previously estimated useful lives. A potential impairment has occurred if projected future undiscounted cash flows are less than the carrying value of the assets. The estimate of cash flows includes management's assumptions of cash inflows and outflows directly resulting from the use of those assets in operations. We consider the assumptions associated with the determination of projected future cash flows to be a critical estimate. When a potential impairment has occurred, an impairment write-down is recorded if the carrying value of the long-lived asset exceeds its fair value.
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
Advertising
Advertising costs are expensed as incurred and included primarily within “Store expenses” in our Consolidated Statements of Operations. These costs were $7.1 million, $6.2 million and $4.9 million for fiscal 2025, 2024 and 2023, respectively. During fiscal 2025, 2024 and 2023, we incurred $3.9 million, $3.6 million and $2.9 million, respectively, related to digital advertising. The remaining for each year relates to general advertising costs.
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
Earnings per Share and Common Stock
We compute basic earnings per share based on the weighted average number of shares of common stock outstanding and diluted earnings per share using the if-converted method. Diluted earnings and diluted weighted-average shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules. The if-converted method is applied in evaluating the dilutive effect of convertible debt and restricted stock follows the treasury stock method. Dilutive potential common shares include outstanding restricted stock awards as well as shares issuable on conversion of our outstanding convertible debt. Potential common shares are required to be excluded from computation of diluted earnings per share if the assumed proceeds upon exercise or vest are greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. There were no participating securities outstanding during fiscal 2025, 2024 and 2023 requiring the application of the two-class method.
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
Recently Adopted Accounting Policies
In November 2023, the FASB issued Accounting Standards Updated (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 requires disclosure of significant segment expenses regularly provided to the chief operating decision maker (“CODM”) included within segment operating profit or loss. Additionally, the ASU requires a description of how the CODM utilizes segment operating profit or loss to assess segment performance. The requirements of ASU 2023-07 are effective for the Company for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted, and retrospective application is required for all periods presented. We adopted the new standard for the fiscal year ended September 30, 2025.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit and income tax expense or benefit from continuing operations. The requirements of this ASU 2023-09 are effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis. Retrospective application is permitted. The adoption of this ASU is expected to impact disclosures with respect to the Company’s consolidated financial statements.
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
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-use Software: Targeted Improvements to the Accounting for Internal-use Software which amends the guidance in ASC 350-40, Intangibles-Goodwill and Other-Internal-Use Software. The amendments modernize the recognition and disclosure framework for internal-use software costs, removing the previous “development stage” model and introducing a more judgment-based approach. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 with early adoption permitted. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
NOTE 2: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per common share:

	Fiscal Year Ended September 30,
(in thousands, except per share amounts)	2025	2024	2023

Basic earnings per common share:
Net Income - Basic	$109,613	$83,095	$38,463
Weighted shares outstanding - Basic	57,466	54,935	55,586
Basic earnings per common share	$1.91	$1.51	$0.69

Diluted earnings per common share:
Net Income - Basic	$109,613	$83,095	$38,463
Add: Convertible Notes interest expense, net of tax*	8,792	9,947	4,327
Net Income - Diluted	$118,405	$93,042	$42,790
Weighted shares outstanding - basic	57,466	54,935	55,586
Equity-based compensation awards - effect of dilution**	1,681	1,651	1,482
Convertible Notes - effect of dilution***	24,236	27,862	23,797
Weighted Shares Outstanding - Diluted	83,383	84,448	80,865
Diluted earnings per common share	$1.42	$1.10	$0.53

Potential common shares excluded from the calculation of diluted earnings per share above:
Convertible Notes***	—	—	5,596
Restricted stock****	1,428	782	801
Total	1,428	782	6,397
*    Effective January 1, 2024, we were required to combination settle the 2024 Convertible Notes. Only the first quarter of 2024 interest expense is included for the year ended September 30, 2024. The year ended September 30, 2023 includes $5.4 million gain on the partial extinguishment of debt, associated with the 2025 Convertible Notes, which was recorded to “Interest expense” in our consolidated statement of operations. See Note 8: Debt for additional information.
**    Includes time-based share-based awards and performance-based awards for which targets for fiscal year tranches have been achieved and vesting is subject only to achievement of service conditions.
***    Approximately 3.8 million of weighted average shares were included for the year ended September 30, 2025 due to the settlement of the 2025 Convertible Notes. As we were required to combination settle the 2024 Convertible Notes effective January 1, 2024, only weighted average shares of 883,283 were included until settlement on July 1, 2024. On July 1, 2024, the $34.4 million aggregate principal amount outstanding plus accrued interest was repaid using cash on hand and 77,328 shares of Class A Common Stock, equal to the accreted value, were issued as part of the 2024 Convertible Notes conversion. The 2024 Convertible Notes were considered anti-dilutive in the sequencing calculation for the fiscal year ended September 30, 2023. See Note 8: Debt for conversion price, initial conversion rate and additional information on the 2024 Convertible Notes, 2025 Convertible Notes and 2029 Convertible Notes.
****    Includes antidilutive share-based awards and performance-based share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

NOTE 3: ACQUISITIONS
On June 17, 2025, we acquired 40 pawn stores across 13 states in Mexico from Monte Primavera, S.A. de C.V. and Valuer, S.A. de C.V. The stores, operating under the names “Monte Providencia” and “Tu Empeño Efectivo,” offer traditional pawn loans, as well as auto pawn transactions, some of which are in stand-alone auto pawn stores. During the fourth quarter of fiscal 2025, we closed on the remaining 7 stores in accordance with the purchase agreement.

The total consideration was $20.3 million in cash, of which, approximately $5.4 million was retained for standard indemnification purposes and is expected to be paid over the next five years. The retained payment is included in long-term restricted cash and the associated consideration payable is included in other long-term liabilities on our consolidated balance sheet as of September 30, 2025.
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
The final purchase price allocation is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$39
Pawn loans	5,860
Pawn service charges receivable	354
Inventory	1,660
Prepaid expenses and other current assets	81
Property and equipment	507
Right-of-use assets	4,487
Goodwill	12,045
Total assets acquired	25,033

Liabilities assumed:
Customer layaway deposits	144
Operating lease liabilities	4,463
Other long-term liabilities	119
Total liabilities assumed	4,726

Total consideration	20,307
Retained Payment	(5,362)
Cash Paid	$14,945
As a result of further refining our estimates and assumptions since the date of the acquisition, we recorded measurement period adjustments to the initial purchase price allocation. Adjustments were primarily made to goodwill, pawn service charges receivable, inventory and customer deposits. These measurement period adjustments resulted in an increase of approximately $0.5 million to goodwill.
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
The results of this acquisition have been included in our consolidated financial statements from June 17, 2025 through September 30, 2025 and are reported in our Latin America Pawn segment. The acquired business contributed revenues of $4.8 million and income before tax of $0.9 million for the period from June 17, 2025 to September 30, 2025.
During the year ended September 30, 2025, we incurred total acquisition costs of approximately $0.3 million. The acquisition costs were primarily related to legal, accounting and consulting services, were expensed as incurred and are included in general and administrative expenses in the consolidated statements of operations.

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

	Fiscal Year Ended September 30,
(in thousands)	2025	2024

Revenues	$1,288,411	$1,182,081
Income before income tax	$147,725	$117,585
We did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma net revenues and net income. These pro forma amounts have been calculated after applying the Company’s accounting policies.
NOTE 4: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of September 30, 2025, we owned 273,939,157 shares, or approximately 43.7%, of Cash Converters. We acquired our original investment in November 2009 and have increased our ownership through the acquisition of additional shares periodically since that time.
We received cash dividends from Cash Converters of $3.6 million, $3.5 million and $3.6 million during the years ended September 30, 2025, 2024 and 2023, respectively. In November 2025, we received a cash dividend of $1.8 million from Cash Converters.
The following tables present summary financial information for Cash Converters’ most recently reported results as applicable after translation to U.S. dollars:

	June 30,
(in thousands)	2025	2024

Current assets	$186,820	$185,649
Non-current assets	130,662	133,043
Total assets	$317,482	$318,692

Current liabilities	$95,881	$103,771
Non-current liabilities	72,608	74,010
Shareholders’ equity	148,993	140,911
Total liabilities and shareholders’ equity	$317,482	$318,692

	Fiscal Year Ended June 30,
(in thousands)	2025	2024	2023

Gross revenues	$249,231	$251,135	$203,608
Gross profit	$158,463	$152,879	$125,709
Net profit (loss)	$15,838	$11,420	$(65,351)
Our equity in Cash Converters’ net income was $6.9 million and $5.0 million in fiscal 2025 and 2024, respectively. Our equity in Cash Converters’ net loss was $28.5 million in fiscal 2023, which includes $32.4 million for our share of their non-cash goodwill impairment charge. Cash Converters’ accumulated undistributed after-tax loss included in our consolidated retained earnings were $11.4 million as of September 30, 2025.
At September 30, 2025 and 2024, the fair value of our investment in Cash Converters, as estimated by reference to its quoted market price per share, was greater than its carrying value. See Note 5: Fair Value Measurements for the fair value and carrying value of our investment in Cash Converters.

Founders One, LLC
In fiscal 2022, we invested $15.0 million in exchange for a non-redeemable voting participating preferred equity interest in Founders One, LLC (“Founders”), a then newly-formed entity with one other member. In fiscal 2023, we contributed an additional $15.0 million associated with our preferred interest and loaned Founders $15.0 million in exchange for a Demand Promissory Note secured by the common interest held by the other member. In fiscal 2024, we contributed an additional $15.0 million associated with our preferred interest, bringing our total preferred equity investment in Founders to $45.0 million. In fiscal 2025, we entered into an agreement to loan Founders up to an additional $15.0 million in exchange for a Demand Promissory Note secured by the common interest held by the other member. As of September 30, 2025, the balance outstanding for the new promissory note is $6.0 million bringing the total due from Founders to $24.4 million including accrued and unpaid interest.
We have an interest in Founders, a variable interest entity, but because we are not the primary beneficiary, we do not consolidate Founders. Further, as we are not the appointed manager, we do not have the ability to direct the activities of the investment entity that most significantly impact its economic performance. Consequently, our equity investment in Founders is accounted for utilizing the measurement alternative within ASC 321, Investments — Equity Securities. As of September 30, 2025, our $45.0 million carrying value of the investment and principal outstanding of $21.0 million on our Demand Promissory Notes are included in “Other investments” and “Prepaid expenses and other current assets” in our consolidated balance sheets, respectively. As of September 30, 2025, our maximum exposure for losses related to our investment in Founders was our $45.0 million equity investment and $24.4 million Demand Promissory Notes including accrued and unpaid interest. See Note 5: Fair Value Measurements for the fair value and carrying value of our loans to Founders.
NOTE 5: FAIR VALUE MEASUREMENTS
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

	Carrying Value	Estimated Fair Value
	September 30, 2025	September 30, 2025	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$24,369	$24,369	$—	$—	$24,369
Investments in unconsolidated affiliates	18,123	59,729	58,573	—	1,156
Financial liabilities:
2029 Convertible Notes	$225,258	$422,931	$—	$422,931	$—
2032 Senior Notes	292,818	320,734	—	320,734	—

	Carrying Value	Estimated Fair Value
	September 30, 2024	September 30, 2024	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$15,722	$15,722	$—	$—	$15,722
Investments in unconsolidated affiliate	13,329	42,496	41,646	—	850
Financial liabilities:
2025 Convertible Notes	$103,072	$100,401	$—	$100,401	$—
2029 Convertible Notes	224,256	273,700	—	273,700	—
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
As described in Note 4: Strategic Investments, we have loans outstanding to Founders in exchange for Demand Promissory Notes secured by the common interest in Founders held by the other member. As of September 30, 2025, the interest rate on the notes was 15.00% per annum, and all principal and accrued interest is due on demand. Based primarily on the short-term nature of the notes, we estimate that their carrying values approximate fair value as of September 30, 2025.
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
We measured the fair value of the 2025 Convertible Notes, 2029 Convertible Notes, and 2032 Senior Notes using quoted price inputs. The notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.
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
See “Note 11: Leases” for discussion on the non-recurring fair value adjustment related to our corporate office lease during fiscal 2023.
NOTE 6: PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows:

	September 30,
	2025			2024
(in thousands)	Carrying Amount	Accumulated Depreciation	Net Book Value	Carrying Amount	Accumulated Depreciation	Net Book Value

Land	$4	$—	$4	$4	$—	$4
Buildings and improvements	164,984	(117,228)	47,756	145,001	(105,337)	39,664
Furniture and equipment	110,352	(82,932)	27,420	100,823	(74,882)	25,941
Software	34,938	(34,787)	151	34,886	(34,522)	364
	$310,278	$(234,947)	$75,331	$280,714	$(214,741)	$65,973
The depreciation of property and equipment is recorded as depreciation expense and included under “Depreciation and amortization” recorded in our Consolidated Statements of Operations. These amounts were $21.8 million, $21.5 million and $22.1 million for fiscal 2025, 2024 and 2023, respectively.
NOTE 7: GOODWILL AND INTANGIBLE ASSETS
We evaluate goodwill for impairment annually on July 1 (see Note 1 for disclosure of the change in accounting principle) and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired.
We assessed qualitative and quantitative factors and determined that it was not more-likely-than-not that the fair values of our reporting units were less than their carrying values as of the testing date. As a result of our assessment, no goodwill impairment charge was recorded during the fiscal year ended September 30, 2025. There was no impairment charge recorded during the fiscal years ended September 30, 2024 and 2023.
Accumulated goodwill losses of $41.3 million were recorded prior to fiscal 2023 associated with the U.S. Pawn ($10.0 million) and Latin America Pawn ($31.3 million) segments because of the impact of the COVID-19 pandemic on typical customer behavior, which led to a significant decline in pawn loan balances and the mandated closure of stores in our GPMX countries.

The following table presents the changes in the carrying value of goodwill by segment:

(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balances as of September 30, 2023	$255,942	$46,430	$302,372
Acquisitions(a)	8,486	—	8,486
Effect of foreign currency translation changes	—	(4,380)	(4,380)
Balances as of September 30, 2024	$264,428	$42,050	$306,478
Acquisitions(a)	3,635	12,045	15,680
Effect of foreign currency translation changes	—	2,731	2,731
Balances as of September 30, 2025	$268,063	$56,826	$324,889
(a) Amount represents goodwill recognized in connection with acquisitions within the U.S. Pawn segment that were immaterial, individually and in the aggregate, and we have therefore omitted certain disclosures.
For fiscal 2025, we assessed qualitative and quantitative factors and determined that it was not more-likely-than-not that the fair values of our indefinite-lived intangible assets were less than their carrying values.
The following table presents the balance of each major class of intangible assets:

	September 30,
(in thousands)	2025	2024

Non-amortizing intangible assets:
Trade names	$19,342	$18,771
Pawn licenses	9,534	9,534
Total	$28,876	$28,305

Amortizing intangible assets:
Internally developed software	$113,887	$103,428
Accumulated amortization	(84,010)	(73,318)
Total	$29,877	$30,110

Other	$399	$2,303
Accumulated amortization	(320)	(2,267)
Total	$79	$36
Intangible assets, net	$58,832	$58,451
The amortization of most definite-lived intangible assets is recorded as amortization expense and included under “Depreciation and amortization” expense in our Consolidated Statements of Operations. These amounts were $10.7 million, $11.6 million and $10.0 million for fiscal 2025, 2024 and 2023, respectively.
As of September 30, 2025, our estimate of future amortization expense for definite-lived intangible assets is as follows (in thousands):

2026	$10,354
2027	8,106
2028	5,583
2029	3,806
2030	2,075
Thereafter	32
Total	$29,956
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.

NOTE 8: DEBT
The following table presents the Company’s debt instruments outstanding:

	September 30, 2025			September 30, 2024
(in thousands)	Gross Amount	Debt Issuance Costs	Carrying Amount	Gross Amount	Debt Issuance Costs	Carrying Amount

2032 Senior Notes	$300,000	$(7,182)	$292,818	$—	$—	$—
2029 Convertible Notes	230,000	(4,742)	225,258	230,000	(5,744)	224,256
2025 Convertible Notes	—	—	—	103,373	(301)	103,072
Total	$530,000	$(11,924)	$518,076	$333,373	$(6,045)	$327,328
Less current portion	—	—	—	103,373	(301)	103,072
Total long-term debt	$530,000	$(11,924)	$518,076	$230,000	$(5,744)	$224,256
The following table presents the Company’s contractual maturities related to the debt instruments as of September 30, 2025

	Schedule of Contractual Maturities
(in thousands)	2029 Convertible Notes	2032 Senior Notes	Total

Fiscal 2026	$—	$—	$—
Fiscal 2027	—	—	—
Fiscal 2028	—	—	—
Fiscal 2029	—	—	—
Fiscal 2030	230,000	—	230,000
Thereafter	—	300,000	300,000
Total long-term debt	$230,000	$300,000	$530,000
The following table presents the Company’s interest expense related to the 2032 Senior Notes and the convertible notes:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023

2032 Senior Notes:
Contractual interest expense	$11,247	$—	$—
Amortization of deferred financing costs	423	—	—
Total interest expense	$11,670	$—	$—
2029 Convertible Notes:
Contractual interest expense	$8,624	$8,625	$6,900
Amortization of deferred financing costs	1,002	972	742
Total interest expense	$9,626	$9,597	$7,642
2025 Convertible Notes:
Contractual interest expense	$1,432	$2,455	$2,779
Amortization of deferred financing costs	301	509	559
Gain on extinguishment	—	—	(5,389)
Total interest expense	$1,733	$2,964	$(2,051)
2024 Convertible Notes:
Contractual interest expense	$—	$742	$1,609
Amortization of deferred financing costs	—	124	260
Loss on extinguishment	—	—	8,935
Total interest expense	$—	$866	$10,804

2032 Senior Notes
In March 2025, we issued $300.00 million aggregate principal amount of the Company’s 7.375% senior notes due 2032 (the “2032 Senior Notes”), for which $300.0 million remains outstanding as of September 30, 2025. The 2032 Senior Notes were issued pursuant to an indenture, dated March 28, 2025 (the “2025 Indenture”), by and among the Company, certain of the Company’s wholly-owned domestic subsidiaries and Truist Bank, as trustee in a private placement under Rule 144A and Regulation S under the Securities Act of 1933 (the “Securities Act”). The 2032 Senior Notes have not been and will not be registered under the federal securities laws or the securities laws of any state or any other jurisdiction. We are not required to register the 2032 Senior Notes for resale under the Securities Act, or the securities laws of any other jurisdiction, and is not required to exchange the 2032 Senior Notes for notes registered under the Securities Act or the securities laws of any other jurisdiction and has no present intention to do so. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.
The net proceeds from the offering were approximately $292.4 million, after deducting the initial purchasers’ discounts and offering expenses payable by us. We capitalized $7.6 million in debt issuance costs, which consisted primarily of the initial purchaser’s discount and fees and legal and other professional expenses. The debt issuance costs are being amortized over the life of the 2032 Senior Notes as a component of interest expense and are carried as a direct deduction from the carrying amount of the 2032 Senior Notes in the accompanying consolidated balance sheets.
The 2032 Senior Notes pay interest semi-annually in arrears at a rate of 7.375% per annum on April 1 and October 1 of each year, commencing October 1, 2025, and mature on April 1, 2032, unless earlier redeemed or repurchased in accordance with the terms prior to such date. The effective interest rate is approximately 7.85%. The 2025 Indenture contains certain customary affirmative covenants, negative covenants and events of default. As of September 30, 2025, we were in compliance with all covenants relating to the 2032 Senior Notes.

The 2032 Senior Notes are senior unsecured obligations of the Company and are fully and unconditionally guaranteed by certain of the Company’s wholly-owned domestic subsidiaries. We may redeem some or all of the 2032 Senior Notes at any time on or after April 1, 2028, at the redemption prices set forth in the 2025 Indenture, plus accrued and unpaid interest, if any. Additionally, we may redeem some or all of the 2032 Senior Notes at a price equal to 100% of principal amount, plus accrued and unpaid interest, if any, plus a “make-whole” premium set forth in the Indenture prior to April 1, 2028. We may redeem up to 40% of the 2032 Senior Notes prior to April 1, 2028 with the proceeds of certain equity offerings at the redemption price set forth in the 2025 Indenture. If we sell certain assets or consummate certain change in control transactions, we will be required to make an offer to repurchase the 2032 Senior Notes.

3.750% Convertible Senior Notes Due 2029
In December 2022, we issued $230.0 million aggregate principal amount of 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”), for which $230.0 million remains outstanding as of September 30, 2025. The 2029 Convertible Notes were issued pursuant to an indenture dated December 12, 2022 (the “2022 Indenture”) by and between the Company and Truist Bank, as trustee. The 2029 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2029 Convertible Notes pay interest semi-annually in arrears at a rate of 3.750% per annum on June 15 and December 15 of each year, commencing June 15, 2023, and mature on December 15, 2029 (the “2029 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2029 Convertible Notes will be entitled to receive cash equal to the principal of the 2029 Convertible Notes plus accrued interest.
The effective interest rate is approximately 4.28%. As of September 30, 2025, the remaining unamortized debt issuance costs will be amortized using the effective interest method through the 2029 Maturity Date assuming no early conversion.
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
The reported sale price of our Class A Common Stock was greater than or equal to 130% of the applicable conversion price for the 2029 Convertible Notes for at least 20 trading days in the 30 consecutive trading days ended on September 30, 2025. As a result, the 2029 Convertible Notes are convertible at the option of the holders during the fiscal quarter ended December 31, 2025.

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
2.375% Convertible Senior Notes Due 2025
In April 2025, holders converted approximately $97.0 million in principal amount of the 2025 Convertible Notes into approximately 6.1 million shares of our Class A Common Stock, and with payments of cash in lieu of any fractional shares. On May 1, 2025, we repaid the remaining $6.4 million principal balance of the 2025 Convertible Notes using cash.
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
2.875% Convertible Senior Notes Due 2024
On July 1, 2024, the $34.4 million aggregate principal amount outstanding plus accrued interest was repaid using cash on hand and 77,328 Class A Common Stock shares, equal to the accreted value, were issued as part of the 2024 Convertible Notes conversion. In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”), none of which remain outstanding as of September 30, 2025. The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the “2017 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2017 Indenture. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes paid interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and matured on July 1, 2024 (the “2024 Maturity Date”).
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
The amount and timing of purchases is dependent on a variety of factors, including stock price, trading volume, general market conditions, legal and regulatory requirements, general business conditions, the level of cash flows and corporate considerations determined by management and the Board, such as liquidity and capital needs and the availability of attractive alternative investment opportunities. The Board has reserved the right to modify, suspend or terminate the program at any time. As of September 30, 2025, we had repurchased and retired 3,178,147 shares of our Class A Common Stock for $30.0 million under the Common Stock Repurchase Program, of which 332,599 shares were repurchased and retired for $4.0 million during the fiscal year ended September 30, 2025, and 1,218,503 were repurchased and retired for $12.0 million during the fiscal year ended September 30, 2024. The repurchase amount is allocated between “Additional paid-in capital” and “Retained earnings” in our Consolidated Balance Sheets.
The Common Stock Repurchase Program expired on May 3, 2025. On November 11, 2025, the Board approved a new share repurchase program. See Note 15: Subsequent Events.

Other Common Stock Repurchases
During the fiscal year ended September 30, 2025, we used approximately $3.0 million to repurchase for cash 220,435 shares of its Class A Common Stock. During the fiscal year ended September 30, 2023, the Company used approximately $5.0 million of the net proceeds from the 2029 Convertible Notes offering to repurchase for cash 578,703 shares of our Class A Common Stock from purchasers of the notes in privately negotiated transactions. Such transactions were authorized separately from, and not considered a part of the Common Stock Repurchase Program. The repurchase amounts are allocated between “Additional paid-in-capital” and “Retained earnings” in our consolidated balance sheet.
Stock Compensation
We utilize equity-based awards as a long-term incentive to attract and retain qualified employees, consultants and directors and motivate them to achieve long-term goals, thereby promoting the long-term financial interests of the Company and enhancing long-term stockholder return.
2022 LTI Plan
On March 1, 2022, we adopted the 2022 Long-Term Incentive Plan (the “2022 LTI Plan”), which gives us the ability to grant equity-based incentive compensation awards, in the form of restricted stock or restricted stock units, to our employees, members of the Board of Directors and consultants, independent contractors or advisors who are determined to have a direct and significant effect on the Company’s performance. The total number of shares of Class A Common Stock that may be issued pursuant to awards under the 2022 LTI Plan (“Authorized Shares”) is such number that is from time to time approved by the holder of the Company’s Class B Voting Common Stock (the “Voting Stockholder”). As of September 30, 2025, there were 4,150,000 shares authorized for issuance under the 2022 LTI Plan and 431,395 shares remaining for future grants. At any time, the number of shares that are available for issuance under future awards (“Available Shares”) is equal to the number of Authorized Shares reduced by the number of shares previously issued and the number of shares that may be issued under outstanding awards. The number of Available Shares is increased for shares covered by awards that are forfeited, cancelled or otherwise terminated without the issuance of shares or shares that are withheld at the request of a participant to satisfy such participant’s tax withholding obligations.
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
Board of Directors Awards
After our 2025 Annual Meeting of Stockholders in March 2025, we granted each of the five non-employee directors a restricted stock award of 12,725 shares (63,625 shares in total). Those shares are scheduled to vest on the day immediately preceding the 2026 Annual Meeting of Stockholders (but in no event later than March 31, 2026), subject only to service conditions.
In March 2024, we granted each of the five non-employee directors a restricted stock award of 15,037 shares (75,185 shares in total). . Those shares vested on the day immediately preceding the 2025 Annual Meeting of Stockholders in March 2025.
In March 2023, we granted each of the five non-employee directors a restricted stock award of 18,038 shares (90,190 shares in total). Those shares vested on the day immediately preceding the 2024 Annual Meeting of Stockholders in March 2024.

Employee Awards
FY25 Awards — In October 2024, we granted restricted stock unit awards of a total of 818,216 shares to our executive officers and other key employees. These awards were issued as part of our annual LTI program for fiscal 2025. The awards have a three-year performance period consisting of fiscal 2025, fiscal 2026 and fiscal 2027. For each award, 60% of the total number of shares was allocated equally among the three fiscal years in the performance period (20% each), with each tranche having separate performance conditions. In addition, 20% of the total number of shares was allocated to a three-year cumulative performance condition applicable to the entire three-year performance period, and 20% was subject only to continued service. The number of shares available to vest from each performance-based tranche can range from 0 to 150% and is dependent on the achievement of the performance conditions for that tranche. All of the performance-based shares that become available to vest based on the achievement of the performance conditions, along with the time-based tranche, will vest on September 30, 2027, so long as the participant continues active employment with the Company through that date. Performance targets for the fiscal 2025 tranche and the three-year cumulative tranche were determined and communicated at the time of grant. Grant dates for approximately 334,869 related to the fiscal 2026 and fiscal 2027 tranches will be determined when the applicable performance targets are established for those tranches. As of September 30, 2025, we considered the performance targets for the fiscal 2025 tranche to be probable of achievement at the 150% level and the cumulative performance target for the three-year cumulative tranche to be probable of achievement at the 100% level. During fiscal 2025, we granted restricted stock unit awards of an additional 19,093 shares to key employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in October 2024.

FY24 Awards — In November 2023, we granted restricted stock unit awards of a total of 995,759 shares to our executive officers and other key employees. These awards were issued as part of our annual LTI program for fiscal 2024. The awards have a three-year performance period consisting of fiscal 2024, fiscal 2025 and fiscal 2026. For each award, 60% of the total number of shares was allocated equally among the three fiscal years in the performance period (20% each), with each tranche having separate performance conditions. In addition, 20% of the total number of shares was allocated to a three-year cumulative performance condition applicable to the entire three-year performance period, and 20% was subject only to continued service. The number of shares available to vest from each performance-based tranche can range from 0 to 150% and is dependent on the achievement of the performance conditions for that tranche. All of the performance-based shares that become available to vest based on the achievement of the performance conditions, along with the time-based tranche, will vest on September 30, 2026, so long as the participant continues active employment with the Company through that date. Performance targets for the fiscal 2024 tranche and the three-year cumulative tranche were determined and communicated at the time of grant. Grant dates for the fiscal 2025 and fiscal 2026 tranches will be determined when the applicable performance targets are established for those tranches. As of September 30, 2024, we considered the performance targets for the fiscal 2024 tranche to be probable of achievement at the 133% level, and as of September 30, 2025, we considered the performance targets for the fiscal 2025 tranche to be probable of achievement at the 150% level, and the cumulative performance target for the three-year cumulative tranche to be probable of achievement at the 150% level. During fiscal 2024, we granted restricted stock unit awards of an additional 17,524 shares to key employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in November 2023.

FY23 Awards — In October 2022, we granted restricted stock unit awards of a total of 912,524 shares to our executive officers and other key employees. These awards were issued as part of our annual LTI program for fiscal 2023. The awards have a three-year performance period consisting of fiscal 2023, fiscal 2024 and fiscal 2025. For each award, 60% of the total number of shares was allocated equally among the three fiscal years in the performance period (20% each), with each tranche having separate performance conditions. In addition, 20% of the total number of shares was allocated to a three-year cumulative performance condition applicable to the entire three-year performance period, and 20% was subject only to continued service. The number of shares available to vest from each performance-based tranche can range from 0 to 150% and is dependent on the achievement of the performance conditions for that tranche. All of the performance-based shares that become available to vest based on the achievement of the performance conditions, along with the time-based tranche, will vest on September 30, 2025, so long as the participant continues active employment with the Company through that date. Performance targets for the fiscal 2023 tranche and the three-year cumulative tranche were determined and communicated at the time of grant. Grant dates for the fiscal 2024 and fiscal 2025 tranches correspond to the establishment and communication of the applicable performance targets for those tranches. As of September 30, 2023, we considered the performance targets for the fiscal 2023 tranche to be probable of achievement at the 147% level, as of September 30, 2024, we considered the performance targets for the fiscal 2024 tranche to be probable of achievement at the 133% level, and as of September 30, 2025, we considered the performance targets for the fiscal 2025 tranche to be probable of achievement at the 150% level, and the cumulative performance target for the three-year cumulative tranche to be probable of achievement at the 150% level. During fiscal 2023, we granted restricted stock unit awards of an additional 8,036 shares to key employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in October 2022.

FY22 Awards — In October and November 2021, we granted restricted stock unit awards of a total of 981,327 shares to our executive officers and other key employees. These awards were issued as part of our annual LTI program for fiscal 2022. The awards have a three-year performance period consisting of fiscal 2022, fiscal 2023 and fiscal 2024. For each award, the total number of shares was allocated equally among the three fiscal years in the performance period, with each tranche having separate performance conditions. The number of shares available to vest from each tranche can range from 0 to 150% and is dependent on the achievement of the performance condition for that tranche. All of the shares that become available to vest based on the achievement of the performance conditions will vest on September 30, 2024, so long as the participant continues active employment with the Company through that date. Performance targets for the fiscal 2022 tranche were determined and communicated at the time of grant. Grant dates for the other two tranches correspond to the establishment and communication of the applicable performance targets for these tranches. As of September 30, 2022, we considered the performance targets for the fiscal 2022 tranche to be probable of achievement at the 150% level, as of September 30, 2023, we considered the performance targets for the fiscal 2023 tranche to be probable of achievement at the 147% level, and as of September 30, 2024, we considered the performance targets for the fiscal 2024 tranche to be probable of achievement at the 133% level. During fiscal 2022, we granted restricted stock unit awards of an additional 161,265 shares to executive officers and other key employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in October and November 2021. All of these awards vested in November 2024, after the Committee determined that the performance conditions had been met.
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
As of September 30, 2025, the unamortized fair value of share awards to be amortized over their remaining vesting periods was approximately $9.6 million. The weighted-average period over which these costs will be amortized is approximately two years.
The following table presents amounts related to our stock compensation arrangements:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023

Share-based compensation costs	$12,465	$10,406	$9,539
Income tax benefit on share-based compensation	$(1,572)	$(1,071)	$(1,125)
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2024	2,699,914	$7.91
Granted (a)	948,011	10.43
Released (b)	(1,130,921)	7.89
Cancelled	(195,164)	9.11
Outstanding as of September 30, 2025	2,321,840	$8.85

(a) Includes performance adjustment of 381,946 shares awarded above their target grants resulting from the achievement of performance targets established at the grant date.
(b) 337,481 shares were withheld to satisfy related income tax withholding.
Other
We have not declared or paid any dividends and do not anticipate paying any dividends in the immediate future. As described in Note 8: Debt, payment of a dividend requires an adjustment to the conversion rate of our convertible notes. Also, the 2032 Senior Notes impose certain restrictions on cash payments, including dividends. Should we pay dividends in the future, our certificate of incorporation provides that cash dividends on common stock, when declared, must be declared and paid at the same per share amounts on both classes of stock. Any future determination to pay cash dividends will be at the discretion of our Board of Directors.
NOTE 10: INCOME TAXES
The following table presents the components of our income before income taxes, including inter-segment amounts:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023

Domestic*	$106,379	$82,703	$26,209
Foreign	40,394	32,905	25,424
Total	$146,773	$115,608	$51,633
*    Includes the majority of our corporate administrative costs. See Note 13: Segment Information for information pertaining to segment contribution.
The following table presents the significant components of the income tax provision:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023

Current:
Federal	$25,530	$20,176	$18,753
State and foreign	14,714	10,983	7,219
Total	40,244	31,159	25,972
Deferred:
Federal	(1,947)	(1,719)	(11,182)
State and foreign	(1,137)	3,073	(1,620)
Total	(3,084)	1,354	(12,802)
Total income tax expense	$37,160	$32,513	$13,170

The following table presents a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023

Income tax expense (benefit) at the federal statutory rate	$30,833	$24,278	$10,843
State taxes, net of federal benefit	2,857	3,421	1,814
Mexico inflation adjustment	(1,518)	(2,154)	(1,787)
Non-deductible items	3,694	4,169	2,655
Foreign rate differential	2,081	2,098	2,381
Change in valuation allowance	(365)	(411)	311
Stock compensation	(527)	(202)	(62)
Uncertain tax positions	259	(198)	(174)
Foreign withholding tax	—	998	—
Deferred tax true-up	—	587	(165)
Dividends received deduction	(2,614)	(742)	(754)
Non-deductible loss on debt restructuring	—	—	1,710
U.S. GAAP/statutory book adjustments	760	(239)	(1,143)
Other	1,700	908	(2,459)
Total income tax expense	$37,160	$32,513	$13,170
Effective tax rate	25%	28%	26%

The following table shows significant components of our deferred tax assets and liabilities:

	September 30,
(in thousands)	2025	2024

Deferred tax assets:
Cash Converters	$19,108	$20,051
Tax over book inventory	10,646	8,595
Accrued liabilities	11,092	7,958
Pawn service charges receivable	3,705	3,182
Stock compensation	2,334	1,718
Foreign tax credit	942	1,696
State and foreign net operating loss carryforwards	12,715	13,030
Book over tax depreciation	6,444	7,052
Operating lease liabilities	15,929	52,444
Other	7,433	6,510
Total deferred tax assets before valuation allowance	90,348	122,236
Valuation allowance	(15,231)	(15,685)
Total deferred tax assets, net	75,117	106,551
Deferred tax liabilities:
Tax over book amortization	30,367	31,436
Right-of-use assets, net	15,806	49,747
Prepaid expenses	2,060	2,086
Total deferred tax liabilities	48,233	83,269
Net deferred tax asset	$26,884	$23,282
As of September 30, 2025, we had state net operating loss carryforwards of approximately $3.4 million, which begin to expire in 2034 if not utilized. We also had foreign net operating loss carryforwards of $46.2 million, which will begin to expire in 2026 if not utilized. Additionally, we have a $0.9 million foreign tax credit that will expire in 2026 if not utilized.
Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. The Company has elected to account for the tax on GILTI as a period cost and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries. As of September 30, 2025, tax in the amount of $0.5 million has been accrued for estimated tax on GILTI that will be due. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance has been established to offset certain state and foreign net operating loss carryforwards and foreign tax credit carryforwards that are not more likely than not to be utilized prior to expiration. The valuation allowance decreased by $0.5 million in fiscal 2025, primarily due to the release of valuation allowance associated with net operating losses and foreign tax credit carryforwards no longer available for use. We believe our results from future operations will generate sufficient taxable income in the appropriate jurisdictions such that it is more likely than not that the remaining deferred tax assets will be realized.
Deferred taxes are not provided for undistributed earnings of foreign subsidiaries of approximately $133.6 million which are intended to be reinvested outside of the U.S. Accordingly, no provision for foreign withholding taxes associated with a distribution of those earnings has been made. We estimate that, upon distribution of our share of these earnings, we would be subject to withholding taxes of approximately $6.7 million as of September 30, 2025. We provided deferred income taxes on all undistributed earnings from Cash Converters. After extensive search for multi-store acquisitions in Guatemala, in the fourth quarter of fiscal 2024, we altered our Guatemala growth strategy to a focus on organic growth of existing stores, de novo stores and potential small-scale acquisitions. As a result, we provided for applicable foreign withholding taxes on $20 million of undistributed foreign earnings and recorded a liability of $1.0 million.
The following table presents a roll-forward of unrecognized tax benefits:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023

Beginning balance	$2,801	$3,293	$3,568
Increase for tax positions taken during a prior period	625	223	396
Decrease for tax positions taken during a prior period	(47)	(337)	(259)
Decrease for tax positions as a result of the lapse of the statute of limitations	(404)	(378)	(412)
Ending balance	$2,975	$2,801	$3,293
All of the above unrecognized tax benefits, if recognized, would impact our effective tax rate for the respective period of each ending balance. The statute of limitations will expire within the next twelve months with respect to approximately $0.4 million of foreign uncertain tax positions.

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2025, we recognized income tax expense of $0.8 million offset by the reversal of previously accrued interest and penalties of $0.3 million due to the lapse of the statute of limitations on the associated tax position and income tax expense of $0.5 million during 2024 and an income tax benefit of $0.2 million during 2023, related to interest and penalties. The total amount of accrued interest and penalties was $1.2 million, $0.8 million and $0.7 million in 2025, 2024 and 2023, respectively.
We are subject to U.S., Mexico, Canada, Guatemala, Honduras, El Salvador, United Kingdom, and the Netherlands income taxes as well as income taxes levied by various state and local jurisdictions. With few exceptions, we are no longer subject to examinations by tax authorities for years before the tax year ended September 30, 2019. We believe that adequate provisions have been made for any adjustments that may result from tax examinations.
NOTE 11: LEASES
The table below presents balances of our lease assets and liabilities and their balance sheet locations for both operating and financing leases:

(in thousands)	Balance Sheet Location	September 30, 2025	September 30, 2024

Lease assets:
Operating lease right-of-use assets	Right-of-use assets, net	$236,462	$226,602
Financing lease assets	Other assets, net	1,075	1,559
Total lease assets		$237,537	$228,161

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$61,228	$58,998
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	643	570
Total current lease liabilities		$61,871	$59,568

Non-current:
Operating Lease liabilities	Operating lease liabilities	$184,736	$180,616
Financing lease liabilities	Other long-term liabilities	573	1,110
Total non-current lease liabilities		$185,309	$181,726
Total lease liabilities		$247,180	$241,294
The table below provides major components of our lease costs:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023

Operating lease cost:
Operating lease cost *	$77,384	$79,184	$74,086
Variable lease cost	20,541	17,732	16,315
Total operating lease cost	$97,925	$96,916	$90,401

Financing lease cost:
Amortization of financing lease assets	$589	$568	$327
Interest on financing lease liabilities	162	215	145
Total financing lease cost	$751	$783	$472
Total lease cost	$98,676	$97,699	$90,873
* Includes a reduction for sublease rental income of $2.0 million, $3.1 million and $3.7 million for fiscal years ending September 2025, 2024 and 2023, respectively.
Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in “Store expenses” and “General and administrative” expense, based on the underlying lease use.

Cash flow information consisted of the following:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023

Cash provided by operating activities:
Cash paid for operating leases	$81,137	$79,700	$76,700
Cash paid for interest portion of financing leases	$162	$200	$100

Cash used in financing activities:
Cash paid for principal portion of finance leases	$606	$492	$275
The weighted- average term and discount rates for leases are as follows:

	Fiscal Year Ended September 30,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	5.07	4.81
Financing leases	1.94	2.77

Weighted-average discount rate:
Operating leases	9.05%	8.30%
Financing leases	11.27%	11.14%
As of September 30, 2025, maturities of lease liabilities under ASC 842 by fiscal year were as follows (in thousands):

	Operating Leases	Financing Leases
Fiscal 2026	$80,054	$751
Fiscal 2027	66,801	523
Fiscal 2028	50,291	68
Fiscal 2029	35,840	21
Fiscal 2030	23,971	2
Thereafter	52,851	—
Total lease liabilities	$309,808	$1,365
Less: portion representing imputed interest	63,844	149
Total net lease liabilities	$245,964	$1,216
Less: current portion	61,228	643
Total long term net lease liabilities	$184,736	$573
In December 2014, we entered into a non-cancelable 13-year operating lease for our corporate offices, with rent payments beginning February 2016 and ending March 2029. In May of 2025, we entered into an amendment which extended certain elements of the lease until October 2035. The amendment contains a renewal option for an additional five years at a market rental rate to be determined when the renewal notice is delivered. This renewal option has not been recognized in the right of use asset or liability for this lease.
The estimated minimum future rental payments under the lease are approximately $13.1 million as of September 30, 2025. As of September 30, 2025, we have subleases in place for a portion of our corporate operating office lease for estimated minimum future sublease payments of approximately $6.4 million.
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
We recorded $66.2 million, $55.3 million and $66.5 million in non-cash additions to our operating right-of-use assets and lease liabilities for the fiscal year ended September 30, 2025, 2024 and 2023, respectively.
NOTE 12: CONTINGENCIES
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
NOTE 13: SEGMENT INFORMATION
Our operations are primarily managed on a geographical basis and consist of three reportable segments. Our chief operating decision maker (“CODM”) is our chief executive officer. The CODM uses key financial information such as revenue growth, pawn service charges, segment gross profit, and segment contribution by comparing to and monitoring against budget and prior year results to evaluate segment performance and allocate resources.
We currently report our segments as follows:
•U.S. Pawn — All pawn activities in the United States.
•Latin America Pawn — All pawn activities in Mexico and other parts of Latin America.
•Other Investments — Primarily our equity interest in Cash Converters and our investment in and notes receivable from Founders.
Corporate items include administrative expenses, depreciation and amortization, loss (gain) on sale or disposal of assets, interest income and expense and other (income) expense, and are not allocated between the segments. There are no inter-segment revenues presented below, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements.

The following income (loss) before income taxes tables present revenue for each reportable segment, disaggregated revenue within our reportable segments and Corporate, segment profits and segment contribution.

	Fiscal Year Ended September 30, 2025
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$475,252	$225,747	$—	$700,999	$—	$700,999
Jewelry scrap sales	85,658	13,226	—	98,884	—	98,884
Pawn service charges	351,479	122,749	—	474,228	—	474,228
Other revenues	103	66	—	169	—	169
Total revenues	912,492	361,788	—	1,274,280	—	1,274,280
Merchandise cost of goods sold	299,107	156,570	—	455,677	—	455,677
Jewelry scrap cost of goods sold	62,746	9,792	—	72,538	—	72,538
Gross profit	550,639	195,426	—	746,065	—	746,065
Segment and corporate expenses (income):
Store expenses	339,378	141,730	—	481,108	—	481,108
General and administrative	—	—	—	—	83,500	83,500
Impairment of other assets	263	—	—	263	614	877
Depreciation and amortization	10,750	8,612	—	19,362	13,176	32,538
Loss (gain) on sale or disposal of assets and other	83	52	—	135	—	135
Other operating income	—	—	—	—	(1,262)	(1,262)
Interest expense	—	—	—	—	23,029	23,029
Interest income	—	(1,251)	(2,646)	(3,897)	(10,824)	(14,721)
Equity in net (income) loss of unconsolidated affiliates	—	—	(6,936)	(6,936)	786	(6,150)
Other income	—	(330)	—	(330)	568	238
Segment contribution	$200,165	$46,613	$9,582	$256,360
Income (loss) before income taxes				$256,360	$(109,587)	$146,773

	Fiscal Year Ended September 30, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$459,251	$204,485	$—	$663,736	$—	$663,736
Jewelry scrap sales	54,344	6,738	—	61,082	—	61,082
Pawn service charges	322,362	114,183	—	436,545	—	436,545
Other revenues	126	78	35	239	—	239
Total revenues	836,083	325,484	35	1,161,602	—	1,161,602
Merchandise cost of goods sold	288,894	138,509	—	427,403	—	427,403
Jewelry scrap cost of goods sold	45,926	6,000	—	51,926	—	51,926
Gross profit	501,263	180,975	35	682,273	—	682,273
Segment and corporate expenses (income):
Store expenses	325,816	135,239	—	461,055	—	461,055
General and administrative	—	—	—	—	75,557	75,557
Impairment of other assets	—	—	—	—	843	843
Depreciation and amortization	10,147	8,865	—	19,012	14,057	33,069
Loss (gain) on sale or disposal of assets and other	3	(140)	—	(137)	121	(16)
Other operating Income	—	—	—	—	(765)	(765)
Interest expense	—	—	—	—	13,585	13,585
Interest income	—	(1,612)	(2,422)	(4,034)	(6,541)	(10,575)
Equity in net (income) loss of unconsolidated affiliates	—	—	(4,993)	(4,993)	282	(4,711)
Other income	7	(218)	—	(211)	(1,166)	(1,377)
Segment contribution	$165,290	$38,841	$7,450	$211,581
Income (loss) before income taxes				$211,581	$(95,973)	$115,608

	Fiscal Year Ended September 30, 2023
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$432,578	$182,868	$—	$615,446	$—	$615,446
Jewelry scrap sales	43,305	6,223	—	49,528	—	49,528
Pawn service charges	285,919	97,853	—	383,772	—	383,772
Other revenues	119	121	55	295	—	295
Total revenues	761,921	287,065	55	1,049,041	—	1,049,041
Merchandise cost of goods sold	267,874	126,905	—	394,779	—	394,779
Jewelry scrap cost of goods sold	37,709	6,715	—	44,424	—	44,424
Gross profit	456,338	153,445	55	609,838	—	609,838
Segment and corporate expenses (income):
Store expenses	299,319	119,255	—	418,574	—	418,574
General and administrative	—	(3)	—	(3)	67,532	67,529
Impairment of goodwill and intangibles assets	—	—	—	—	4,343	4,343
Depreciation and amortization	10,382	9,191	—	19,573	12,558	32,131
Loss (gain) on sale or disposal of assets and other	115	(289)	—	(174)	382	208
Other operating Income	—	(5,097)	—	(5,097)	—	(5,097)
Interest expense	—	—	—	—	16,456	16,456
Interest income	(2)	(1,139)	(1,500)	(2,641)	(4,829)	(7,470)
Equity in net loss of unconsolidated affiliates	—	—	28,459	28,459	—	28,459
Other (income) expense	—	(131)	31	(100)	3,172	3,072
Segment contribution	$146,524	$31,658	$(26,935)	$151,247
Income (loss) before income taxes				$151,247	$(99,614)	$51,633

The following table presents separately identified segment assets:

(in thousands)	Pawn Loans	Inventory	Other Investments	Total

Assets as of September 30, 2025
U.S. Pawn	$233,774	$185,640	$—	$419,414
Latin America Pawn	73,722	62,817	—	136,539
Total segment assets				$555,953
Other Investments *	—	—	92,556	92,556
Total other assets				1,302,700
Total consolidated assets				$1,951,209

Assets as of September 30, 2024
U.S. Pawn	$214,306	$138,624	$—	$352,930
Latin America Pawn	59,778	53,299	—	113,077
Total segment assets				$466,007
Other Investments *	—	—	79,421	79,421
Total other assets				947,809
Total consolidated assets				$1,493,237
* The CODM does not review Other Investments assets for purposes of assessing segment performance and allocating resources. As such, the asset balance for Other Investments is not included within the total segment assets caption. The Other Investments balance includes the investment in Cash Converters, refer to Note 5 for the investment value.
The following tables provide geographic information:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023

Revenues:
United States	$912,492	$836,083	$761,921
Mexico	267,300	247,613	223,765
Other Latin America	94,488	77,871	63,300
Other Investments	—	35	55
Total revenues	$1,274,280	$1,161,602	$1,049,041

	September 30,
(in thousands)	2025	2024

Property and equipment, net:
United States	$37,130	$35,634
Mexico	27,184	21,839
Other Latin America	11,017	8,500
Property and equipment, net	$75,331	$65,973

NOTE 14: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Financial Information
The following table provides information on net amounts included in our Consolidated Balance Sheets:

	September 30,
(in thousands)	2025	2024

Gross pawn service charges receivable	$63,348	$57,544
Allowance for uncollectible pawn service charges receivable	(14,615)	(13,531)
Pawn service charges receivable, net	$48,733	$44,013

Gross inventory	$252,049	$194,657
Inventory reserves	(3,592)	(2,734)
Inventory, net	$248,457	$191,923

Prepaid expenses and other	$9,429	$3,350
Accounts receivable and other	15,106	16,482
Notes receivable	24,369	16,332
Income taxes prepaid and receivable	2,317	3,007
Prepaid expenses and other current assets	$51,221	$39,171

Accounts payable	$22,923	$20,850
Accrued payroll	19,063	13,541
Incentive accrual	20,068	19,883
Accrued interest payable	13,763	3,539
Other payroll related expenses	5,704	3,999
Accrued sales and VAT taxes	4,377	3,954
Accrued income taxes payable	5,515	5,934
Other current liabilities	14,030	14,037
Account payable, accrued expenses and other current liabilities	$105,443	$85,737

Unrecognized tax benefits, non-current	4,067	$2,835
Other non-current liabilities	15,702	9,502
Other long-term liabilities	$19,769	$12,337
Valuation and Qualifying Accounts
The following table provides information on our valuation and qualifying accounts not disclosed elsewhere:

(in thousands)	Balance at Beginning of Period	Charged to Expense	Deductions	Balance at End of Period

Allowance for valuation of inventory:
Year Ended September 30, 2025	$2,734	$858	$—	$3,592
Year Ended September 30, 2024	2,661	917	844	2,734
Year Ended September 30, 2023	2,058	603	—	2,661
Allowance for uncollectible pawn service charges receivable:
Year Ended September 30, 2025	$13,531	$1,084	$—	$14,615
Year Ended September 30, 2024	11,996	1,535	—	13,531
Year Ended September 30, 2023	10,716	1,280	—	11,996
Allowance for valuation of deferred tax assets:
Year Ended September 30, 2025	$15,685	$—	$454	$15,231
Year Ended September 30, 2024	16,885	164	1,364	15,685
Year Ended September 30, 2023	17,966	311	1,392	16,885

The following table provides supplemental disclosure of Consolidated Statements of Cash Flows information:

	Fiscal Year Ended September 30,
(in thousands)	2025	2024	2023

Supplemental disclosure of cash flow information
Cash and cash equivalents	$469,524	$170,513	$220,595
Short-term restricted cash	525	9,294	8,373
Long-term restricted cash	14,664	—	—
Total cash and cash equivalents and restricted cash	$484,713	$179,807	$228,968

Cash paid during the period for interest	$11,080	$12,069	$11,143
Cash paid during the period for income taxes, net	$39,456	$25,739	$11,415

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$425,788	$383,374	$330,947
Transfer of equity consideration for acquisition	$—	$—	$99
Acquisition earn-out contingency	$—	$—	$2,000
Accrued acquisition consideration	$5,950	$791	$1,412
Convertible notes share settlement	$96,902	$799	$—
NOTE 15: SUBSEQUENT EVENTS

On November 11, 2025, the Board approved a new share repurchase program which will replace the previous program that expired on May 3, 2025. See Note 9: Common Stock And Stock Compensation — Common Stock Repurchase Program. Under the new program, we are authorized to repurchase up to $50 million of our Class A Non-Voting common shares over the next three years. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.

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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025. We believe the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, stockholders’ equity and cash flows as of the dates, and for the periods, presented in conformity with GAAP.
As further discussed in “Management’s Report on Internal Control Over Financial Reporting” below, management excluded certain businesses acquired during the year from its assessment of internal control over financial reporting. In the light of the overlap between a company’s disclosure controls and procedures and its internal controls over financial reporting, we excluded this acquisition from our assessment of the effectiveness of disclosure controls and procedures as of September 30, 2025.
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
The Company completed the acquisition of 40 pawn stores in Mexico on June 17, 2025 in a business combination. At closing, the Company also assumed management of 7 additional stores, which we acquired during the fourth quarter of fiscal 2025. As discussed in SEC staff guidance, a company may conclude it will exclude an acquired business from the assessment of internal control over financial reporting in the first year after completion of an acquisition. In consideration of the SEC staff guidance, we excluded the 47 stores acquired in this acquisition from our assessment of the effectiveness of internal controls over financial reporting as of September 30, 2025. The total assets and total revenues excluded from our assessment represented less than 2% each of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the year ended September 30, 2025.
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2025 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of September 30, 2025.
Our internal control over financial reporting as of September 30, 2025 has been audited by our independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal 2025, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Shareholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on Internal Control over Financial Reporting

We have audited EZCORP, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of September 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2025, and the related notes and our report dated November 13, 2025 expressed an unqualified opinion thereon.
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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 40 pawn stores acquired on June 17, 2025 and 7 additional stores acquired during the fourth quarter of fiscal 2025, and which are included in the consolidated balance sheets of the Company as of September 30, 2025, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. The 47 stores constituted less than 2% of total assets and total revenues as of and for the year ended September 30, 2025. Management did not assess the effectiveness of internal control over financial reporting of the 47 stores because of the timing of the acquisitions which were completed on June 17, 2025 and during the fourth quarter of fiscal 2025. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of the 47 stores.
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
/s/ BDO USA, P.C.
Dallas, Texas
November 13, 2025

ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
No director or executive officer adopted, modified or terminated any contract, instruction, written plan or other trading arrangement relating to the purchase or sale of Company securities during the fourth quarter of fiscal 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below are the names of the persons who, as of November 1, 2025, constituted our Board of Directors and their ages and committee assignments as of that date:

Name	Age	Committees

Matthew W. Appel	69	Audit and Risk, People and Compensation, Nominating (Chair), Lead Independent Director
Zena Srivatsa Arnold	47	Audit and Risk, People and Compensation, Nominating
Phillip E. Cohen (Executive Chairman)	78	—
Lachlan P. Given	49	—
Jason A. Kulas	55	Audit and Risk, People and Compensation, Nominating
Pablo Lagos Espinosa	70	Audit and Risk, People and Compensation (Chair), Nominating
Gary L. Tillett	66	Audit and Risk (Chair), People and Compensation, Nominating
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
•Zena Srivatsa Arnold — Ms. Arnold has been a director since May 2019. She is a member of the Audit and Risk Committee, the People and Compensation Committee and the Nominating Committee. Ms. Arnold has over 20 years of experience in marketing, brand management, strategy development and business operations. She serves as Chief Marketing Officer at Sephora, US. Prior to joining Sephora in May 2023, she was Senior Vice President, Carbonated Soft Drinks, at PepsiCo., Inc., where she oversaw the brand and business for the Carbonated Soft Drink portfolio in North America, including some of the company’s largest brands such as Pepsi and Mountain Dew. Prior to joining PepsiCo in March 2022, she was the Chief Digital and Marketing Officer of Kimberly-Clark Corporation, a global personal care and consumer products company (April 2020 to March 2022), and spent six years with Google, serving as Global Head of Growth for Chromebook (May 2019 to March 2020); General Manager, US Chromebooks (March 2018 to May 2019); Global Head of Marketing, Chromebooks and IoT (November 2016 to March 2018); Head of Americas Marketing, Google Play (April 2015 to October 2016); and Head of NA Marketing, Google Play (October 2013 to April 2015). Prior to joining Google, Ms. Arnold spent over nine years in various brand management positions with Kellogg Company (August 2010 to October 2013) and Procter & Gamble (April 2004 to August 2010). Ms. Arnold began her professional career at General Electric Corporation, where she served as Product Manager, Server Solutions for GE Capital IT Solutions (April 2002 to April 2004). Ms. Arnold received a Bachelor of Science degree in Computer Science, with a minor in Business Marketing, from The Ohio State University. She was recognized in 2014 as one of Brand Innovators “40 Under 40,” and has received numerous other professional awards and recognitions. Ms. Arnold also serves on the board of directors of Lancaster Colony Corporation (NASDAQ: LANC).
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
•Jason A. Kulas — Mr. Kulas is a member of the Board of Directors and, as of April 2025, is a member of the Audit and Risk Committee, the People and Compensation Committee, and the Nominating Committee. He holds the position of Vice Chairman and Chief Financial Officer of Exeter Finance LLC, a leading indirect auto finance company. Mr. Kulas is a former EZCORP executive, having served as Chief Executive Officer from July 2020 to January 2022, when he left to join Exeter Finance, and as President and Chief Financial Officer from February 2020 to July 2020. He first became associated with EZCORP in April 2019 when he was appointed as an independent member of the Board of Directors during which time he served on the Audit and Risk

Committee and the Nominating Committee. Mr. Kulas resigned from the Board of Directors when he joined the Company as an executive in February 2020, and was reappointed to the Board in connection with his appointment as Chief Executive Officer. Prior to joining the Company as an executive, Mr. Kulas spent over 25 years in financial analysis, investment banking and executive-level finance and operations roles with a variety of companies, most recently Santander Consumer USA Inc., a NYSE-listed auto finance company, where he served as Chief Executive Officer and a director from 2015 to 2017, President from 2013 to 2015, Chief Financial Officer from 2007 to 2015 and a director from 2007 to 2012. Prior to joining Santander Consumer USA, Mr. Kulas was a Managing Director in Investment Banking with J.P. Morgan Chase & Co. (1995 to 2007), where he managed JPMorgan’s South Region investment banking office. He has also served as an Adjunct Professor of Marketing at Texas Christian University (1997 to 1999); Securities Analyst at William C. Connor Foundation – TCU Educational Investment Fund (1994 to 1995); and an intern and Financial Analyst at Dun & Bradstreet (1993 to 1995). Mr. Kulas received an MBA with a concentration in Finance and Marketing from Texas Christian University in 1995 and a Bachelor of Arts degree from Southern Methodist University in 1993. He formerly served as an advisor to Warburg Pincus International LLC. He has been involved in a variety of civic and philanthropic activities, including the Salesmanship Club of Dallas, Momentous Institute, Exchange Club of East Dallas, Dallas Citizens Council, Baylor Scott & White Dallas Foundation and Art House Dallas.
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

Executive Officers
Set forth below are the name, age and position of each of the persons serving as our executive officers as of November 1, 2025:

Name	Age	Title

Phillip E. Cohen	78	Executive Chairman
Lachlan P. Given	49	Chief Executive Officer
Ellen Bryant	53	Chief Legal Officer and Secretary
James W. Fugitt	52	Chief Technology Officer
Timothy K. Jugmans	49	Chief Financial Officer
John Blair Powell, Jr.	57	Chief Operating Officer
Sunil Sajnani	45	Chief Audit and Loss Prevention Executive
Nicole Swies	47	Chief Revenue Officer
Lisa VanRoekel	56	Chief Human Resources Officer
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
James W. Fugitt — Mr. Fugitt serves as Chief Technology Officer, having joined the Company in August 2025 with more than 30 years of experience building enterprise systems and information technology teams and products. Mr. Fugitt founded FastLeap in 2021, building a PaaS solution enabling rapid creation of enterprise-ready systems, and since its founding has been engaged in its growth and development. Prior to that time, he served as SVP of R&D for Aspire Ventures, LLC (January 2020 to October 2020) and CIO of Employer Direct Healthcare (October 2017 to January 2020), where he developed and executed a technology strategic plan and roadmap for the company, including the achievement of SOC 2 compliance. Prior to October 2017, Mr. Fugitt served in a variety of senior leadership roles with Santander Consumer USA, Inc., beginning in August 2004, which included Chief Information Officer and Chief Technology Officer. Mr. Fugitt’s roles at Santander Consumer USA, Inc. encompassed leading an information technology organization of over 700 employees supporting a $50B+ lending portfolio. Mr. Fugitt holds a B.S. in Electrical Engineering from Columbia University.
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
Lisa VanRoekel — Ms. VanRoekel is the Chief Human Resources Officer, having joined the Company in January 2021. In March 2022, she was assigned the additional responsibility of overseeing the Company’s Real Estate and Facilities team. Prior to joining the Company, Ms. VanRoekel spent 19 years in expanding roles with Grupo Santander, one of the world’s largest international banks serving over 100 million customers with 187,000 employees. As an expert leading cultural change and innovative large-scale organizational transformation, Ms. VanRoekel led the Human Resources functions at Santander Digital (USA, Spain and UK), Santander Consumer USA and Santander Bank, N.A. Her most recent role with Grupo Santander was Group Vice President: Human Resources at Santander Digital, where she was responsible for successfully building digital and innovation talent across the U.S., Europe and Latin America. Prior to joining Grupo Santander, she was Director of Human Resources at Allied Riser Communications. Ms. VanRoekel holds B.S. and M.S. degrees in Journalism from East Texas A&M Commerce (formerly East Texas State University).
Section 16(a) Beneficial Ownership Reporting Compliance
Based on written representations and a review of the relevant Forms 3, 4 and 5, during fiscal 2025 all persons subject to Section 16 of the Securities Exchange Act of 1934 with respect to EZCORP timely filed all reports required by Section 16(a) of the Securities Exchange Act, except for the Form 4 reporting the sales of shares of Class A Common Stock by John Blair Powell, Jr. (an executive officer) on May 8, 2025 (42,500 shares), May 13, 2025 (20,000 shares), May 15, 2025 (10,000 shares), and May 22, 2025 (10,000 shares), which were filed on June 11, 2025. The delinquent filings were inadvertent and resulted from a delay in the receipt of information regarding the transactions.
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
Meetings and Attendance — The following table sets forth the number of meetings held during fiscal 2025 by the Board of Directors and each committee thereof, as well as the number of times during the year that action was taken by unanimous written consent. Our bylaws currently require the unanimous attendance of all directors in order for a quorum to be present at a meeting of the Board of Directors. In addition to the number of official Board meetings noted below, the Board of Directors also held five other meetings that were not considered official meetings of the Board due to the absence of a quorum.
All directors attended at least 75% of the meetings of the Board and of the committees on which they served.

	Fiscal 2025
	Meetings Held	Action by Unanimous Written Consent

Board of Directors	9	12
Audit and Risk Committee	4	1
People and Compensation Committee	9	4
Nominating Committee	—	2
In addition, during fiscal 2022, the Board of Directors formed and commissioned a “Share Buyback Committee,” consisting of Mr. Appel, Mr. Given, Mr. Kulas and Mr. Tillett, for the purpose of reviewing and approving the Company’s share repurchase plans. That committee met once during fiscal 2025.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes our compensation practices and the executive compensation policies, decisions and actions of the People and Compensation Committee of our Board of Directors (the “Committee”). It focuses specifically on compensation earned during fiscal 2025 by the following individuals, referred to as our Named Executive Officers.

Name	Position

Lachlan P. Given	Chief Executive Officer
Timothy K. Jugmans	Chief Financial Officer
Philip E. Cohen	Executive Chairman
John Blair Powell, Jr.	Chief Operating Officer
Ellen Bryant	Chief Legal Officer & Secretary
Executive Compensation Philosophy and Program Design
Philosophy and Goals — We have designed our executive compensation program to accomplish the following primary goals:

Attract and retain high performers	Compensation is competitive to attract and retain high performers
When performance objectives are achieved, resulting pay is competitive with market
When performance is outstanding and exceeds performance objectives, resulting pay is positioned above, and potentially near the top of, the market
Pay for performance	The majority of compensation is performance-based (short-and long-term)
These performance-based incentives are tied to the achievement of financial and strategic objectives, recognizing company-wide and individual performance
Shareholder alignment	The value of equity awards is dependent on our stock performance and the achievement of objective financial goals
Equity incentives will have the greatest weight in the mix of variable compensation for executives
Long-term commitment	Equity incentive awards vest over multiple years to align executives with the investment horizon of long-term shareholders After vesting, executives are subject to stock ownership requirements
These principles are reflected in the following best-practice features of our executive compensation program:

What We Do		What We Don’t Do

☑	Emphasize performance-based variable pay	☒	Generally, no single trigger change-in-control payments
☑	Link significant portion of equity incentive grants to performance goals	☒	No significant perquisites
☑	Require stock retention by executives and directors	☒	No hedging or pledging of Company stock
☑	Perform annual risk assessments
☑	Retain an independent compensation consultant
☑	Maintain an incentive clawback policy

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
The Committee asks its independent compensation consultant to conduct an annual competitive compensation review to benchmark compensation for executive officers. Mercer (US) Inc. (“Mercer”), the Committee’s independent compensation consultant, delivered its Fiscal 2025 Executive Compensation Competitive Market Assessment (the “FY25 Mercer Executive Compensation Report”) to the Committee in July 2024 in connection with the Committee’s review and evaluation of the executive compensation program and pay levels for fiscal 2025. For that report, Mercer collected competitive pay data for a peer group of 14 publicly traded companies that were reviewed and approved by the Committee in April 2024.
There is one U.S. publicly traded company in the marketplace with which we directly compete, FirstCash Holdings, Inc. As a result, the Committee uses a set of similarly-sized companies from relevant industries that serve similar customer bases, operate in the retail or consumer finance industries and typically have similar operating dynamics as the Company. The Committee believes this approach appropriately reflects the diverse labor market for executive talent in which we compete and presents a reasonable reference for evaluating the competitiveness of our executive compensation levels and practices.

The fiscal 2025 peer group consisted of the following companies:

Peer Company	Stock Symbol	Primary Business

The Aaron's Company, Inc.	AAN	Consumer Finance
Conn's Inc.	CONN	Computer and Electronics Retail
The Cato Corporation	CATO	Apparel Retail
Credit Acceptance Corporation	CACC	Consumer Finance
Encore Capital Group, Inc.	ECPG	Consumer Finance
Enova International, Inc.	ENVA	Consumer Finance
FirstCash Holdings, Inc.	FCFS	Consumer Finance — Pawn Operator
Green Dot Corporation	GDOT	Consumer Finance
LendingClub Corporation	LC	Consumer Finance
LendingTree, Inc.	TREE	Consumer Finance
Oportun Financial Corporation	OPRT	Consumer Finance
PRA Group, Inc.	PRAA	Consumer Finance
Regional Management Corp.	RM	Consumer Finance
World Acceptance Corporation	WRLD	Consumer Finance
In comparison to the peer group used in fiscal 2024, in fiscal 2025, two companies were removed and two were added. MoneyGram International, Inc. was removed due to being acquired and no longer public, and CURO Group Holdings Corp. was removed as it was delisted from NYSE. Encore Capital Group, Inc and Credit Acceptance Corporation were added to preserve the size of the peer group and maintain focus on the Consumer Finance industry. When the peer group was approved by the Committee, Mercer noted that the Company was at the 57th percentile of the peer group in terms of revenue size and at the 48th percentile in terms of market capitalization.
To benchmark our executive compensation, Mercer used peer group data from the most recently available proxy filings (CEO and CFO positions and other executive positions where available) and its own executive compensation survey data (for all executive officer positions). Additional data from other published surveys was used as secondary reference points.
The FY25 Mercer Executive Compensation Report contained the following general observations, which the Committee took into consideration in evaluating and approving executive compensation for fiscal 2025:
•Total cash compensation (at target levels) for our executive officers as a group approximates the 62nd percentile, with seven of eight executive officers approximating or exceeding the 50th percentile.
•Long-term incentive compensation (at target levels) for our executive officers as a group is at the 41st percentile, with half of our executive officers approximating or exceeding the 50th percentile.
•As a whole, total direct compensation (cash compensation plus long-term incentive) for our executive officers as a group is at the 52nd percentile, with five of eight executive officers approximating or exceeding the 50th percentile.
Components of Compensation and Fiscal 2025 Executive Compensation Actions
Our executive compensation program consists of four main elements: base salaries, short-term cash incentive opportunities, long-term incentive opportunities (generally paid in the form of equity awards) and other benefits, including healthcare and retirement. Each of these components is discussed in more detail below, along with the compensation actions that were taken during fiscal 2025.
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

The following table shows, for each Named Executive Officer, the base salaries that were in effect for fiscal 2025 and 2024:

Named Executive Officer	Fiscal 2025 Base Salary	Fiscal 2024 Base Salary	Increase

Lachlan P. Given	$750,000	$750,000	0%
Timothy K. Jugmans	$500,000	$475,000	5%
Philip E. Cohen	$1,500,000	$1,500,000	0%
John Blair Powell, Jr.	$600,000	$600,000	0%
Ellen Bryant	$450,000	$425,000	6%
In September 2025, the Committee determined that the fiscal 2026 base salaries for the Named Executive Officers would be as follows: Mr. Given, $800,000 (7% increase); Mr. Jugmans, $500,000 (no increase); Mr. Cohen, $1,500,000 (no increase); Mr. Powell, $675,000 (13% increase); and Ms. Bryant, $500,000 (11% increase).
Annual Short-Term Incentive
Our executive officers, as well as other key Team Members, are eligible to participate in our annual short-term incentive (“STI”) plan. The plan is designed to provide financial reward contingent on achievement of annual corporate and business unit financial results, as well as personal objectives tied to our strategic goals.
The following is a summary of the terms of the fiscal 2025 STI plan, which the Committee approved in November 2024:
•The fiscal 2025 STI plan provides cash bonus opportunities based on achievement of specified performance goals. The bonus opportunity for each participant was determined based on a designated target amount, a business performance modifier based on the achievement of specified EBITDA-based performance goals for the Company as a whole (consolidated) and each business unit, and an assessment of individual performance.
•Participants were assigned to one of two “STI Incentive Pools” — Consolidated Executive Officer and Consolidated — and the total target amount for each pool equaled the aggregate designated target amount for the participants in that pool. The three Consolidated sub-pools were removed in the fiscal 2025 plan.
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
•The performance goal for both the Consolidated Executive Officer pool and the Consolidated pool was based on the consolidated Adjusted EBITDA shown in the Board-approved budget for fiscal 2025 (excluding any impact of our investment in Cash Converters). The threshold level for each pool (i.e. the performance needed to achieve 50% funding) was set at 85% of the designated performance goal for that pool, and the maximum level (i.e. the performance needed to achieve 150% funding) was set at 115% of the designated performance goal. The Company Performance Gate was set at 85% of the consolidated performance goal.
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

The following table sets forth the fiscal 2025 STI target amount for each of the Named Executive Officers:

Named Executive Officer (1)	Fiscal 2025 STI Target Amount	Target Amount as % of Base Salary

Lachlan P. Given	$1,125,000	150%
Timothy K. Jugmans	$500,000	100%
John Blair Powell, Jr.	$600,000	100%
Ellen Bryant	$300,000	67%
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
All of the Named Executive Officers were assigned to the Consolidated Executive Officer pool. During fiscal 2025, the Company achieved 111% of the specified consolidated performance goal.
In addition to the noted financial performance, management was successful in completing specific initiatives that were designed to drive progress across the key strategic focus areas for fiscal 2025, which included:
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
Following a consideration of all of these factors, the Committee approved a funding level of 136% for the Consolidated Executive Officer pool, which included all of the Named Executive Officers. The specific bonus amount approved for each Named Executive Officer is indicated in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table below. Those amounts were calculated as follows:

Named Executive Officer (1)	Target Amount	STI Payout	Percent of Target Awarded

Lachlan P. Given	$1,125,000	$1,530,000	136%
Timothy K. Jugmans	$500,000	$680,000	136%
John Blair Powell, Jr.	$600,000	$816,000	136%
Ellen Bryant	$300,000	$408,000	136%
(1)    Mr. Cohen’s bonus payout was calculated as described below under “Executive Chairman Incentive Award.”

In April 2025, the Committee approved the STI plan for fiscal 2026. The fiscal 2026 STI plan contains the same design elements as the fiscal 2025 plan. For fiscal 2026, the Target Amounts for each of the Named Executive Officers will be as follows: Mr. Given, $1,200,000; Mr. Jugmans, $500,000; Mr. Powell, $675,000; and Ms. Bryant, $340,000.
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

All of our executive officers are eligible to receive LTI awards. We structure our LTI compensation program to place greater emphasis on long-term performance that enhances stockholder value. Many of our peers have a significant time-based vesting component to their long-term awards, while 80% of our LTI awards are subject to performance-based vesting. To further emphasize the long-term nature of these awards, all LTI awards vest at the end of a three-year performance period. The Committee believes this structure incentivizes and rewards longer-term vision and strategies and provides a balance to our short-term programs, which are focused on annual performance.
We are currently issuing LTI awards under the 2022 Long-Term Incentive Plan (the “2022 LTI Plan”). Under the terms of the 2022 LTI Plan, all awards must be approved by the full Board of Directors, following recommendation by the Committee.
Grant frequency — Although LTI awards may be made at any time as determined by the Committee and approved by the Board, the Committee generally considers new LTI grants for executive officers and other key employees on an annual basis. Given that these annual LTI awards are intended to incentivize performance over the full designated performance period, the Committee considers it appropriate to use the closing stock price on the last trading day of the fiscal year before the beginning of the performance period in determining the number of shares or units to be granted. In the Committee’s view, this methodology, consistently applied, neutralizes the stock price as a factor impacting the timing of awards.
Fiscal 2025 Actions — For fiscal 2025, the Committee took the following actions regarding LTI awards:
•Grant of fiscal 2025 LTI awards — In May 2024, the Committee approved the design and structure of the fiscal 2025 LTI awards. In October 2024, the Committee authorized the issuance of awards to the executive officers and other key employees, which awards were granted in October 2024 following approval by the Board. The number of units awarded to each participant was determined by dividing the participant’s designated LTI target amount by $11.21, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2024. The following table shows the fiscal 2025 LTI awards for the Named Executive Officers (other than Mr. Cohen, who is subject to a separate incentive program and is not eligible for LTI awards):

Named Executive Officer	Fiscal 2025 LTI Target Amount	Number of Units

Lachlan P. Given	$3,000,000	267,618
Timothy K. Jugmans	$900,000	80,285
John Blair Powell, Jr.	$1,200,000	107,047
Ellen Bryant	$450,000	40,142
The awards took the form of restricted stock units with the following terms:
•Performance will be measured over the three-year performance period from fiscal 2025 to fiscal 2027.
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

The design of the LTI awards for fiscal 2023, fiscal 2024, and fiscal 2026 is substantially similar to the fiscal 2025 plan described above, except for the applicable three year period, which for each award begins with the fiscal year identified in the title of the grant.
•Vesting of fiscal 2023 awards — The fiscal 2023 LTI awards were approved in October 2022. The Committee previously determined that 147% of the units allocated to fiscal 2023 and 133% of the units allocated to fiscal 2024 were available for vesting for those participants whose employment continued through fiscal 2025.
During fiscal 2025, the Company’s Adjusted Net Income performance exceeded the specified performance goal at the target level, and in November 2025, the Committee determined that 150% of the units allocated to fiscal 2025 (along with the units allocated to fiscal 2023 and fiscal 2024 as described above) were vested for those participants whose employment continued through the end of fiscal 2025. The resulting vesting for the Named Executive Officers was as follows: 352,786 units for Mr. Given (including 93,383 bonus units); 88,195 units for Mr. Jugmans (including 23,345 bonus units); 145,522 units for Mr. Powell (including 38,519 bonus units); and 53,622 units for Ms. Bryant (including 14,193 bonus units).
•Second-year performance of fiscal 2024 awards — The fiscal 2024 LTI awards were approved in October 2023, and the awards have a three-year performance period from fiscal 2024 through fiscal 2026. The Committee previously determined in November 2024 that 133% of the units allocated to fiscal 2024 were available for vesting for those participants whose employment continues through fiscal 2026.
During fiscal 2025, the Company’s Adjusted Net Income performance exceeded the specified performance goal at the target level, and in November 2025, the Committee determined that 150% of the units allocated to fiscal 2024 were available for vesting for those participants whose employment continues through the end of fiscal 2024. For the Named Executive Officers, this includes 178,374 units for Mr. Given (including 52,314 bonus units); 48,021 units for Mr. Jugmans (including 14,083 bonus units); 82,324 units for Mr. Powell (including 24,144 bonus units); and 23,324 units for Ms. Bryant (including 6,840 bonus units).
•First-year performance of fiscal 2025 awards — During fiscal 2025, the Company’s Adjusted Net Income performance exceeded the specified performance goal at the target level, and in November 2025, the Committee determined that 150% of the units allocated to fiscal 2025 are available for vesting for those participants whose employment continues through the end of fiscal 2027. For the Named Executive Officers, this includes 80,284 units for Mr. Given (including 26,761 bonus units); 24,085 units for Mr. Jugmans (including 8,028 bonus units); 32,113 units for Mr. Powell (including 10,704 bonus units); and 12,042 units for Ms. Bryant (including 4,014 bonus units).
•Grant of fiscal 2026 Awards — In April 2025, the Committee approved the plan design for the fiscal 2026 LTI awards. The three-year performance period covers the period from fiscal 2026 through fiscal 2028. The fiscal 2026 LTI awards were granted in October 2025. The number of units awarded to each participant was determined by dividing the participant’s designated LTI target amount by $19.04, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2025. The following table shows the fiscal 2026 LTI awards for the Named Executive Officers (other than Mr. Cohen, who is subject to a separate incentive program and is not eligible for LTI awards):

Named Executive Officer (1)	Fiscal 2026 LTI Target Amount	Number of Units

Lachlan P. Given	$4,000,000	210,084
Timothy K. Jugmans	$1,400,000	73,529
John Blair Powell, Jr.	$1,600,000	84,033
Ellen Bryant	$575,000	30,199
(1)    In September 2025, the Committee approved increases in the LTI target amounts for Mr. Given (from $3,000,000 to 4,000,000), Mr. Jugmans (from $900,000 to $1,400,000), Mr. Powell (from $1,200,000 to $1,600,000), and Ms. Bryant (from $450,000 to $575,000). These changes better align the executives’ long-term incentive compensation and total direct compensation with peer group executives in comparable positions (at the 45th percentile and 48th percentile, respectively, for Mr. Given; at the 56th percentile and 59th percentile, respectively, for Mr. Jugmans; above 75th percentile, respectively Mr. Powell; and at the 35th percentile and 51st percentile, respectively, for Ms. Bryant), and is consistent with the Company’s pay-for-performance philosophy and emphasis on long-term compensation.
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
At the beginning of fiscal 2025, Mr. Cohen received 156,110 Units (the “FY25 Units”), which was calculated by dividing the bonus opportunity ($1,750,000) by $11.21, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2024. In September 2025, the Committee reviewed and evaluated Mr. Cohen’s individual performance during fiscal 2025, noting Mr. Cohen’s valuable contributions in key strategic areas, including the following:
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
As noted above, the Committee has determined that the Company Performance Gate under the fiscal 2025 STI plan has been achieved. See “Annual Short-Term Incentive” above. Consequently, and taking into consideration the Committee’s evaluation of Mr. Cohen’s individual performance, the Committee approved the vesting of 100% of the FY25 Units. Under the terms of Mr. Cohen’s incentive opportunity, 50% of those Units (or 78,055 Units) will be paid out on a per-Unit value of $19.04 (the closing trading price of our Class A Common Stock on September 30, 2025), translating to a cash payout of $1,486,167. The remaining 50% of the FY25 Units (78,055 Units) will be paid at the end of fiscal 2026 based on the closing trading price of our Class A Non-Voting Common Stock at that time.
In September 2025, the Committee maintained Mr. Cohen’s incentive compensation opportunity at $1,750,000, and for fiscal 2026, Mr. Cohen received 91,911 Units (the “FY26 Units”), which was calculated by dividing the bonus opportunity ($1,750,000) by $19.04, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2025. The FY26 Units will be subject to the vesting and payout terms described above.
Supplemental Executive Retirement Plan
We provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”) to offer a competitive benefit and to assist in offsetting potential impacts of contribution limitations applicable to our 401(k) retirement savings plan. For fiscal 2025, the Committee approved SERP contributions for each of the executive officers equal to 10% of base salary. This resulted in the following SERP contributions for each of the Named Executive Officers (other than Mr. Cohen who is not eligible for SERP contributions):

Named Executive Officer	Fiscal 2025 SERP Contribution

Lachlan P. Given	$75,000
Timothy K. Jugmans	$50,000
John Blair Powell, Jr.	$60,000
Ellen Bryant	$45,000
In September 2025, the Committee approved fiscal 2026 SERP contributions equal to 10% of base salary for each of the executive officers (other than Mr. Cohen). For the Named Executive Officers, those contributions were 80,000 for Mr. Given, $50,000 for Mr. Jugmans, $67,500 for Mr. Powell and $50,000 for Ms. Bryant.
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
Executive Compensation Governance and Process
Composition of the People and Compensation Committee
The People and Compensation Committee is comprised of five members — Mr. Lagos (Chair), Mr. Appel, Ms. Arnold, Mr. Kulas (as of April 2025), and Mr. Tillett — each of whom is an independent director. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Board of Directors.”
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
The Committee also oversees the Company’s human capital management (HCM) strategy, policies and activities, including succession planning and corresponding individual development in order to maintain the talent necessary to fulfill our operational and strategic objectives; belonging initiatives; Team Member engagement; and assessing the overall effectiveness of our HCM programs. For more information on the Committee's role, see “Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Corporate Governance — Committees of the Board — People and Compensation Committee,” as well as the Committee's charter, which can be found in the Investor Relations section of our website at www.ezcorp.com.
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
During fiscal 2025, Mercer, among other things, advised the Committee on the principal aspects of our executive compensation program, updated the Committee on evolving best practices and provided market information and analysis regarding the competitiveness of our program design and award values.
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
Employment Contract for Mr. Given — On November 14, 2023, we entered into an Employment Contract with Mr. Given, our Chief Executive Officer, who resides in London, England. The Employment Contract was entered into to comply with U.K. employment laws and is not intended to alter the fundamental elements of Mr. Given’s employment relationship, including the compensatory arrangement as reflected in this Compensation Discussion and Analysis. The terms of the Employment Contract mirror as close as possible the terms of Mr. Given’s pre-existing U.S. employment, although certain modifications were necessary to adapt to a U.K. employment environment, particularly with regards to healthcare and other benefits. On June 24, 2025, we entered into an amended Employment Contract with Mr. Given pertaining to certain nonmaterial changes as to location of work. All compensation received by Mr. Given under the Employment Contract is reflected in the Summary Compensation Table below, including the “All Other Compensation” column, which includes healthcare and other benefits.
Compensation Committee Report
The People and Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2025.

Pablo Lagos Espinosa, Chair Matthew W. Appel Zena Srivatsa Arnold Jason A. Kulas Gary L. Tillett
Compensation Committee Interlocks and Insider Participation
None of the persons who served as members of the People and Compensation Committee during fiscal 2025 are or have ever been an officer of or employed by the Company (with the exception of Jason Kulas, who was employed by the Company from February 2020 to January 2022), nor do they have any relationship that requires disclosure under Item 404 of Regulation S-K, the SEC’s rules requiring disclosure of certain relationships and related party transactions.

Summary Compensation Table
The table below summarizes the total compensation for fiscal 2025, 2024 and 2023 for the Named Executive Officers. The amounts shown reflect the compensation received by each of the Named Executive Officers for the positions in which they were serving during the fiscal years so noted, as follows:
•Mr. Given has served as Chief Executive Officer during all of the three fiscal years reported.
•Mr. Jugmans has served as Chief Financial Officer during all of the three fiscal years reported.
•Mr. Cohen has served as Executive Chairman during all of the three fiscal years reported.
•Mr. Powell has served as Chief Operating Officer during all of the three fiscal years reported.
•Ms. Bryant has served as Chief Legal Officer and Secretary since January 2023. Prior to that, Ms. Bryant served as Vice President and Deputy General Counsel.

Name and Principal Position	Fiscal Year	Base Salary	Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total

Lachlan P. Given (4)	2025	$750,000	$3,472,920	$1,530,000	$132,815	$5,885,735
Chief Executive Officer	2024	$750,000	$2,934,775	$1,428,750	$93,071	$5,206,596
	2023	$750,000	$2,261,136	$1,383,750	$86,394	$4,481,280
Timothy K. Jugmans (4)	2025	$500,000	$1,007,465	$680,000	$116,623	$2,304,088
Chief Financial Officer	2024	$475,000	$857,775	$603,250	$108,910	$2,044,935
	2023	$450,000	$749,143	$553,500	$71,679	$1,824,322
Philip E. Cohen	2025	$1,500,000	—	$3,505,569	$21,359	$5,026,928
Executive Chairman	2024	$1,500,000	—	$2,279,402	$19,046	$3,798,448
	2023	$1,500,000	—	$1,619,896	$21,597	$3,141,493
John Blair Powell, Jr.	2025	$600,000	$1,477,404	$816,000	$94,568	$2,987,972
Chief Operating Officer	2024	$600,000	$1,403,763	$762,000	$94,447	$2,860,210
	2023	$550,000	$1,076,827	$676,500	$84,410	$2,387,737
Ellen Bryant	2025	$450,000	$516,874	$408,000	$61,825	$1,436,699
Chief Legal Officer & Secretary	2024	$425,000	$427,862	$322,920	$60,251	$1,236,033
	2023	$380,000	$482,445	$250,800	$54,191	$1,167,436
(1)Amounts represent the aggregate grant date fair value of restricted stock or restricted stock unit awards, computed in accordance with FASB ASC 718-10-25. See Note 9: Common Stock And Stock Compensation of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” The actual value realized by the Named Executive Officer with respect to stock awards will depend on whether the award vests and, if it vests, the market value of our stock on the date the stock is sold.
For a description of these awards, see the “Grant of Plan-Based Awards” table under “Incentive Plan Based Awards” below. See also “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2025 Executive Compensation Actions — Long-Term Incentives” above.
(2)For Named Executive Officers other than Mr. Cohen, amounts represent the incentive bonuses paid pursuant to the Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2025 Executive Compensation Actions — Annual Incentive Bonuses” above. For Mr. Cohen, amounts represent the incentive bonuses paid pursuant to the special incentive compensation arrangement described under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2025 Executive Compensation Actions — Executive Chairman Incentive Award.”
(3)Amounts include the cost of providing various perquisites and personal benefits, as well as the value of our contributions to the company-sponsored 401(k) plan and Supplemental Executive Retirement Plan. For detail of the amounts shown for each Named Executive Officer, see the table under “Other Benefits and Perquisites — All Other Compensation” below.
(4)Mr. Given and Mr. Jugmans serve on the board of directors of Cash Converters International Limited, with Mr. Jugmans serving as non-executive chairman. The director fees paid to each of them during fiscal 2025 by Cash Converters International Limited were as follows: Mr. Given, AUD $105,000; and Mr. Jugmans, AUD $180,000. These amounts are not included in the Summary Compensation Table, as they were paid by Cash Converters International Limited, which is not controlled by EZCORP.

CEO Pay Ratio
The following information sets forth our calculation of the ratio between the annual total compensation of Lachlan P. Given, our Chief Executive Officer, and the annual total compensation of our median Team Member (“CEO Pay Ratio”).
•Mr. Given’s total annual compensation for fiscal 2025 was $5,885,735. That number is derived from the numbers set forth in the Summary Compensation Table above.
•Our median Team Member’s total annual compensation for fiscal 2025 was $19,318.49, consisting of gross annual wages, bonuses, overtime pay and other benefits.
•Based on those numbers, our CEO Pay ratio for fiscal 2025 is 304.67 to 1.
Our CEO Pay Ratio is based on the following methodology:
•When we identified our median Team Member, we selected gross wages paid during fiscal 2025 as the most appropriate measure of compensation and applied that measure consistently across our global population. Gross wages generally include salary and wages (regular, hourly and overtime), commissions and bonuses. We annualized the compensation of all permanent full-time and part-time Team Members as of September 30, 2025.
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

Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2025. For information about the plans under which these awards were granted, see “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2025 Compensation Actions — Annual Incentive Bonus” and “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2025 Executive Compensation Actions — Long-Term Incentives” above.
Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Grant Date Fair Value

Lachlan P. Given	10/01/2024	$562,500	$1,125,000	$1,687,500	—	—	—	—
	11/15/2024				107,048	160,572	214,094	$1,800,012	(3)
	11/12/2024						8,718	$71,924	(4)
	11/12/2024						17,120	$141,240	(5)
	11/12/2024						20,799	$171,592	(6)
	Prior Years				57,455	114,911	172,366	$1,288,152	(7)
Timothy K. Jugmans	10/01/2024	$250,000	$500,000	$750,000	—	—	—	—
	11/15/2024				32,113	48,171	64,227	$539,997	(3)
	11/12/2024						6,103	$50,350	(4)
	11/12/2024						4,280	$35,310	(5)
	11/12/2024						5,599	$46,192	(6)
	Prior Years				14,969	29,939	44,908	$335,616	(7)
Philip E. Cohen	10/01/2024	$1,750,000	$1,750,000	$1,750,000	—	—	—	—
John Blair Powell, Jr.	10/01/2024	$300,000	$600,000	$900,000	—	—	—	—
	11/15/2024				42,819	64,229	85,637	$720,007	(3)
	11/12/2024						6,538	$53,939	(4)
	11/12/2024						7,062	$58,262	(5)
	11/12/2024						9,599	$79,192	(6)
	Prior Years				25,245	50,491	75,736	$566,004	(7)
Ellen Bryant	10/01/2024	$150,000	$300,000	$450,000	—	—	—	—
	11/15/2024				16,058	24,086	32,114	$270,004	(3)
	11/12/2024						2,688	$22,176	(4)
	11/12/2024						2,602	$21,467	(5)
	11/12/2024						2,719	$22,432	(6)
	Prior Years				8,064	16,128	24,192	$180,795	(7)
(1)These amounts represent the potential payouts under the fiscal 2025 Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2025 Executive Compensation Actions — Annual Incentive Bonuses” above. The “Target” amount is the amount that would be paid if the specified performance goals are achieved at the target level (although the People and Compensation Committee may reduce any award if it chooses to do so). The “Threshold” reflects the amount that would be paid if the minimum performance goals are achieved, while the “Maximum” amount represents the maximum amount that would be paid if the maximum performance goals are achieved or exceeded. See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above for the amount of the actual payout for each of the Named Executive Officers.
(2)The amounts shown represent long-term incentive (LTI) awards (stated in number of units) under our Long-Term Incentive Plans. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2025 Executive Compensation Actions — Long-Term Incentives.
(3)Represents the estimated grant date fair value of the fiscal 2025 LTI awards, assuming payout at “Target” level. This is the estimated amount of aggregate compensation cost we expect to recognize over the performance period, determined as of the grant date. Because of the structure of the fiscal 2025 awards (as described under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2025 Executive Compensation Actions — Long-Term Incentives — Fiscal 2025 Actions — Grant of Fiscal 2025 Awards” above), each annual tranche of the awards is treated as a separate award for accounting purposes. Consequently, the amount shown represents the grant date fair value of the first annual tranche (20% of the award) plus the grant date fair value of the cumulative three-year performance tranche (20% of the award) plus the grant date fair value of the time-based tranche (20% of the award). The grant date fair value of the second and third annual tranches will be reflected in future years when the performance conditions for those tranches are established and they are deemed to be granted for accounting purposes.

(4)Represents the grant date fair value of the “bonus” units awarded with respect to the third tranche of the fiscal 2022 LTI awards based on Adjusted Net Income performance during fiscal 2024, as discussed in our 2024 Annual Report under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2024 Executive Compensation Actions — Long-Term Incentives — Fiscal 2024 Actions — Third Year Performance of Fiscal 2022 Awards.”
(5)Represents the grant date fair value of the “bonus” units awarded with respect to the second tranche of the fiscal 2023 LTI awards based on Adjusted Net Income performance during fiscal 2024, as discussed in our 2024 Annual Report under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2024 Executive Compensation Actions — Long-Term Incentives — Fiscal 2024 Actions — Second Year Performance of Fiscal 2023 Awards.”
(6)Represents the grant date fair value of the “bonus” units awarded with respect to the first tranche of the fiscal 2024 LTI awards based on Adjusted Net Income performance during fiscal 2024, as discussed in our 2024 Annual Report under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2024 Executive Compensation Actions — Long-Term Incentives — Fiscal 2024 Actions — First Year Performance of Fiscal 2024 Awards.”
(7)Represents the aggregate grant date fair value of the third tranche of the fiscal 2023 LTI awards and the second tranche of the fiscal 2024 LTI awards. Because of the structure of those awards, these tranches were treated as separate awards for accounting purposes granted at the beginning of fiscal 2024.
The following table sets forth certain information about outstanding stock awards held by the Named Executive Officers as of the end of fiscal 2025. None of the Named Executive Officers holds any stock options.
Outstanding Equity Awards at Fiscal Year-End

		Stock Awards

Name	Award Date	Number of Shares or Units of Stock That Have Not Vested (1)		Market Value of Shares or Units of Stock That Have Not Vested (2)
Lachlan P. Given	10/01/2024	187,333		$3,566,820
	10/01/2023	335,950		$6,396,488
	10/01/2022	352,786	(3)	$6,717,045
				$16,680,353
Timothy K. Jugmans	10/01/2024	56,199		$1,070,029
	10/01/2023	90,448		$1,722,130
	10/01/2022	88,195	(3)	$1,679,233
				$4,471,392
Philip E. Cohen		—		$—
John Blair Powell, Jr.	10/01/2024	74,933		$1,426,724
	10/01/2023	155,055		$2,952,247
	10/01/2022	145,522	(3)	$2,770,739
				$7,149,710
Ellen Bryant	10/01/2024	28,100		$535,024
	10/01/2023	43,932		$836,465
	10/01/2022	53,622	(3)	$1,020,963
				$2,392,452
(1)Stated at target levels.
(2)Market value is based on the closing price of our Class A Common Stock on September 30, 2025, the last market trading day of fiscal 2025 ($19.04).
(3)These units vested in November 2025 following approval by the People and Compensation Committee. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2023 Executive Compensation Actions — Long-Term Incentives” above.

Stock Vested
The following table sets forth, with respect to each of the Named Executive Officers, certain information about restricted stock that vested during fiscal 2025:

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)

Lachlan P. Given	235,925	$2,776,837
Timothy K. Jugmans	83,599	$983,960
Philip E. Cohen	—	—
John Blair Powell, Jr.	136,168	$1,602,697
Ellen Bryant	35,027	$412,268
(1)Includes shares withheld to satisfy tax withholding obligations.
(2)Computed using the fair market value on the vesting date, November 12, 2024.
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
Supplemental Executive Retirement Plan — We provide U.S. executive officers with a non-qualified Supplemental Executive Retirement Plan (“SERP”) to offer a competitive benefit and to assist in offsetting potential impacts of contribution limitations applicable to our 401(k) retirement savings plan. The SERP has similar investment options as are available under the 401(k) retirement savings plan. Company contributions to the SERP are formula-based, reviewed and approved by the People and Compensation Committee each year. For fiscal 2025, our annual contributions to the SERP were calculated as 10% of base salary. For fiscal 2026, the Company contributions to the SERP will continue at the same rates for executive officers. Under the terms of the SERP, participants are also allowed to voluntarily defer all or a portion of their salary and bonus payments into the SERP. There were eight participants during fiscal 2025.
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

The following table describes the SERP contributions, earnings and balance at the end of fiscal 2025 for each of the Named Executive Officers:
Nonqualified Deferred Compensation

Named Executive Officer	Company Contributions in Fiscal 2025 (1)	Aggregate Earnings in Fiscal 2025 (2)	Aggregate Withdrawals/Distributions in Fiscal 2025	Aggregate Forfeitures in Fiscal 2025	Aggregate Balance at September 30, 2025 (3)

Lachlan P. Given	$75,000	$82,661	$—	$—	$1,225,535
Timothy K. Jugmans	$50,000	$52,205	$—	$—	$352,854
Philip E. Cohen	$—	$—	$—	$—	$—
John Blair Powell, Jr.	$60,000	$62,646	$—	$—	$330,625
Ellen Bryant	$45,000	$46,985	$—	$—	$137,484
(1)These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”
(2)These amounts were not included in the Summary Compensation Table as the earnings were not in excess of market rates.
(3)Of the Aggregate Balance at September 30, 2025, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $729,415 for Mr. Given; $157,025 for Mr. Jugmans; $139,550 for Mr. Powell, and $5,812 for Ms. Bryant
All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

Named Executive Officer	Year	Health Care Supplemental Insurance (1)	Value of Supplemental Life Insurance Premiums (2)	Company Contributions to Defined Contribution Plans (3)	Other Benefits (4)	Total

Lachlan P. Given	2025	$7,173	$1,572	$75,000	$49,070	$132,815
	2024	$9,640	$4,818	$75,000	$3,613	$93,071
	2023	$6,576	$4,818	$75,000	$—	$86,394
Timothy K.Jugmans	2025	$28,248	$1,572	$53,567	$33,236	$116,623
	2024	$28,248	$1,572	$51,058	$28,032	$108,910
	2023	$22,068	$1,236	$48,375	$—	$71,679
Philip E. Cohen	2025	$18,864	$1,572	$923	$—	$21,359
	2024	$14,736	$1,572	$2,738	$—	$19,046
	2023	$14,736	$1,236	$5,625	$—	$21,597
John Blair Powell, Jr.	2025	$28,248	$1,572	$64,748	$—	$94,568
	2024	$28,248	$1,572	$64,627	$—	$94,447
	2023	$22,068	$1,236	$61,106	$—	$84,410
Ellen Bryant	2025	$9,804	$1,572	$50,449	$—	$61,825
	2024	$9,804	$1,572	$48,875	$—	$60,251
	2023	$14,736	$1,236	$38,219	$—	$54,191
(1)We provide a fully insured supplemental executive medical plan to certain executives, including all of the Named Executive Officers, to cover most healthcare costs in excess of amounts covered by our health insurance plans. The amounts shown (other than the fiscal 2025 and fiscal 2024 amounts for Mr. Given) represent the total premiums paid for the supplemental executive medical plan for each of the Named Executive Officers during each of the years presented. The fiscal 2025 and fiscal 2024 amounts for Mr. Given represent the amount we reimbursed Mr. Given for a supplemental health policy and other medical services in the U.K. that, along with his U.K. National Health Service coverage, provides Mr. Given with healthcare benefits that are comparable to the benefits provided to the other executive officers.
(2)Represents group life insurance premiums paid on behalf of the Named Executive Officers. The benefit provides life and accidental death and dismemberment coverage for the Named Executive Officers at three times annual salary up to a maximum of $1 million. The fiscal 2025 and fiscal 2024 amounts for Mr. Given represent the amount we paid for a rider to the group term policy to provide Mr. Given with comparable benefits in the U.K.
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

The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2025:

	Salary	Incentive Bonus	Accelerated Vesting of Restricted Stock (1)	Accelerated Vesting of SERP Balance

Resignation for Good Reason:
Lachlan P. Given	$—	$—	$—	$—
Timothy K. Jugmans	$—	$—	$—	$—
Philip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr.	$—	$—	$—	$—
Ellen Bryant	$—	$—	$—	$—
Termination Without Cause:
Lachlan P. Given	$750,000	$—	$—	$—
Timothy K. Jugmans	$500,000	$—	$—	$—
Philip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr.	$600,000	$—	$—	$—
Ellen Bryant	$450,000	$—	$—	$—
Death or Disability:
Lachlan P. Given	$—	$—	$16,680,353	$172,012
Timothy K. Jugmans	$—	$—	$4,471,392	$114,666
Philip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr. (2)	$—	$—	$7,149,710	$—
Ellen Bryant (2)	$—	$—	$2,392,452	$—
Change in Control (3):
Lachlan P. Given	$1,500,000	$2,250,000	$16,680,353	$172,012
Timothy K. Jugmans	$1,000,000	$1,000,000	$4,471,392	$114,666
Philip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr. (2)	$1,200,000	$1,200,000	$7,149,710	$—
Ellen Bryant (2)	$675,000	$450,000	$2,392,452	$—
(1)Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 30, 2025 ($19.04).
(2)Mr. Powell and Ms. Bryant are fully vested in their respective SERP accounts.
(3)Subject to the terms of the Change in Control Severance Plan. See “Compensation Discussion and Analysis — Other Executive Compensation Matters — Change in Control Severance Plan.”

Director Compensation
Each non-employee director receives a basic annual retainer fee, with the Lead Independent Director, the chair of the Audit and Risk Committee and the chair of the People and Compensation Committee each receiving an additional amount. The annual fee to the directors is based on our Annual Meeting of Stockholders, which is generally held in March of each year. The basic annual retainer fee for March 2024 to March 2025 was $80,000, and additional amounts paid to the Lead Independent Director, the Audit and Risk Committee Chair and the People and Compensation Committee Chair were $40,000, $27,500 and $15,000, respectively. In March 2025, the basic annual retainer fee was increased to $85,000, and additional amounts paid to the Lead Independent Director, the Audit and Risk Committee Chair and the People and Compensation Committee Chair were $45,000, $35,000 and $25,000, respectively. Annual retainer fees are paid in cash on a quarterly basis.
The non-employee directors are also eligible for stock option and restricted stock awards. The number of options or shares of restricted stock awarded, as well as the other terms and conditions of the awards (such as vesting and exercisability schedules and termination provisions), are determined by the Board of Directors upon the recommendation of the People and Compensation Committee. Historically, the directors have each received an annual restricted stock award with a grant date value equal to twice the annual retainer fee. The annual award cycle is based on our Annual Meeting of Stockholders, which is generally held in March of each year, with the awards being granted on the date of the Annual Meeting of Stockholders and vesting on the day immediately preceding the date of the Annual Meeting of Stockholders held in the following year (but no later than March 31).
The following table sets forth the cash compensation paid and restricted stock awards granted to our non-employee directors for fiscal 2025. Mr. Cohen and Mr. Given are executive officers of the Company and do not receive any additional compensation for serving on the Board of Directors.

Director	Fees Earned and Paid in Cash	Restricted Stock Awards (1)	Total

Matthew W. Appel	$125,528	$170,000	$295,528
Zena Srivatsa Arnold	$82,764	$170,000	$252,764
Jason A. Kulas	$82,764	$170,000	$252,764
Pablo Lagos Espinosa	$103,292	$170,000	$273,292
Gary L. Tillett	$114,410	$170,000	$284,410
(1)Amounts represent the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC 718-10-25. See Note 9: Common Stock And Stock Compensation of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data”. The actual value realized by the director with respect to stock awards will depend on the market value of our stock on the date the stock is sold.
Each of the non-employee directors received a grant of 12,725 shares of restricted stock on March 13, 2025. That amount was determined by dividing $170,000 by $13.36, the trading price of the Class A Common Stock at the time of grant. These shares are scheduled to vest immediately before the 2026 Annual Meeting of Stockholders (but no later than March 31, 2026).
As of September 30, 2025, each of the continuing non-employee directors held 12,725 shares of unvested restricted stock.

The non-employee director compensation program for fiscal 2026 will generally be the same as the fiscal 2025 program described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The Company has adopted the 2022 Long-Term Incentive Plan, which was approved by its stockholders and is applicable to all long-term incentive awards issued on or after January 1, 2022. Awards under the plan can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units or performance shares although generally we issue only restricted stock and restricted stock unit awards. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plan as of September 30, 2025:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	—	—	431,395	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	431,395	(1)
(1)    Amount represents the number of shares available for issuance in the 2022 Long-Term Incentive Plan as of September 30, 2025. An additional 1,500,000 shares were added to the plan on October 29, 2025 to cover the fiscal 2026 LTI awards to be issued in November 2025 which will leave 1,312,063 shares for future issuances.

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of November 7, 2025 (except as noted below) for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-voting Common Stock				Class B Voting Common Stock
Beneficial Owner	Number		Percent		Number	Percent	Voting Percent

MS Pawn Limited Partnership (a) MS Pawn Corporation Phillip Ean Cohen 2500 Bee Cave Road Bldg One, Suite 200 Rollingwood, Texas 78746	2,974,047	(b)	4.88%	(b)	2,970,171	100%	100%
Blackrock Inc. 50 Hudson Yards New York, New York 10001	7,916,551	(c)	13.00%		—	—	—
Dimensional Fund Advisors LP 6300 Bee Cave Road, Building One Austin, Texas 78746	3,497,810	(c)	5.74%		—	—	—
Vanguard Group Inc. P.O. Box 2600, V26 Valley Forge, Pennsylvania 19482-2600	3,610,029	(d)	5.93%		—	—	—
Matthew W. Appel	120,646		*		—	—	—
Zena Srivatsa Arnold	140,758		*		—	—	—
Lachlan P. Given	1,128,600	(e)	1.85%		—	—	—
Jason A. Kulas	173,582	(f)	*
Pablo Lagos Espinosa	228,177	(g)	*
Gary L. Tillett	140,758	(h)	*
Timothy K. Jugmans	238,036	(i)	*		—	—	—
John Blair Powell, Jr.	291,505	(j)	*
Ellen Bryant	188,889	(k)	*		—	—	—
Directors and executive officers as a group (14 persons)	6,045,366	(l)	9.93%		2,970,171	100%	100%
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
(c)As of June 30, 2025 based on Form 13F.
(d)As of September 30, 2025 based on Form 13F.
(e)Includes 352,786 unvested restricted stock units expected to vest within 60 days of November 1, 2025.
(f)These shares are held by a revocable trust of which Mr, Kulas is a co-trustee.
(g)These shares are held by Lakeside Growth Enterprises, L.P., of which Mr. Lagos is sole beneficial owner.
(h)These shares are held by a revocable trust of which Mr, Tillett is a co-trustee.
(i)Includes 88,195 unvested restricted stock units expected to vest within 60 days of November 1, 2025.
(j)Includes 145,522 unvested restricted stock units expected to vest within 60 days of November 1, 2025.
(k)Includes 53,622 unvested restricted stock units expected to vest within 60 days of November 1, 2025.
(l)Group includes those persons who were serving as directors and executive officers on November 1, 2025. Number shown includes 807,375 unvested restricted stock units expected to vest within 60 days of November 1, 2025.
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
Employment arrangements with Nicholas Cohen and Georgia Cohen
Nicholas Cohen, the son of Phillip E. Cohen, the beneficial owner of all of our Class B Voting Common Stock and our Executive Chairman, has been an employee of the Company since May 2018, currently serving in the position of Vice President, Business Development. The Company considers the employment relationship with Nicholas Cohen to be a related party transaction subject to the Company’s Policy for Review and Evaluation of Related Party Transactions. Accordingly, the Audit and Risk Committee reviews and approves all promotion opportunities and compensation changes for Nicholas Cohen.
Also, Georgia Cohen, the daughter of Phillip E. Cohen, has been an employee of the Company since April 2025, currently serving in the position of Manager, Video Content. The Company considers the employment relationship with Georgia Cohen to be a related party transaction subject to the Company’s Policy for Review and Evaluation of Related Party Transactions. Accordingly, the Audit and Risk Committee approved the hiring of Ms. Cohen in April 2025 and reviews and approves all promotion opportunities and compensation changes for Georgia Cohen.
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
The Board has evaluated all relationships between the Company and each of the persons who served as a director during any portion of fiscal 2025 and has made the following determinations with respect to each director’s independence:

Director	Status (a)

Matthew W. Appel	Independent
Zena Srivatsa Arnold	Independent
Phillip E. Cohen	Not independent (b)
Lachlan P. Given	Not independent (b)
Jason A. Kulas	Independent (c)
Pablo Lagos Espinosa	Independent
Gary L. Tillett	Independent
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
(b)Mr. Cohen and Mr. Given were executive officers of the Company during all of fiscal 2025. Therefore, they are not independent in accordance with the standards set forth in the Nasdaq Listing Rules.
(c)Mr. Kulas was an executive officer of the Company from February 2020 to January 2022, after which he resigned from the Company’s employ and retained his position as a member of the Board of Directors. In accordance with the standards set forth in the Nasdaq Listing Rules, Mr. Kulas became independent in February 2025, upon the expiration of 3 years from his resignation of employment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents all fees we incurred in connection with professional services provided by BDO USA, P.C. for fiscal 2025 and 2024:

	Year Ended September 30,
	2025	2024

Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act and quarterly reviews	$1,970,000	$1,912,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
	$1,970,000	$1,912,000
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this 10-K:
(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II — Item 8 — Financial Statements and Supplementary Data”:
•Report of Independent Registered Public Accounting Firm (2025 and 2024) — BDO USA, P.C.
•Consolidated Balance Sheets as of September 30, 2025 and 2024
•Consolidated Statements of Operations for each of the three years in the period ended September 30, 2025
•Consolidated Statements of Comprehensive Income for each of the three years in the period ended September 30, 2025
•Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2025
•Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2025
•Notes to Consolidated Financial Statements.
(2) Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.
ITEM 16. FORM 10-K SUMMARY
None.

Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit	Description of Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	0-19424	3.1	October 3, 2013
3.2	Certificate of Amendment, dated March 25, 2014, to the Company’s Amended and Restated Certificate of Incorporation	8-K	0-19424	99.1	March 25, 2014
3.3	Amended and Restated By-Laws, effective July 20, 2014	8-K	0-19424	3.2	July 22, 2014
4.1	Specimen of Class A Non-voting Common Stock Certificate	S-1	33-41317	4.1	August 23, 1991
4.2	Description of EZCORP, Inc. Class A Non-voting Common Stock	8-K	0-19424	4.1	October 3, 2013
4.3	Indenture, dated July 5, 2017, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee	8-K	0-19424	4.1	July 6, 2017
4.4	Indenture, dated May 14, 2018, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee	8-K	0-19424	4.1	May 15, 2018
4.5	Successor Trustee Agreement, dated September 12, 2019, Between EZCORP, Inc., and Wells Fargo Bank, National Association, as prior trustee, and Branch Banking and Trust Company, as successor trustee	8-K	0-19424	4.1	October 7, 2019
4.6	Indenture, dated December 12, 2022, between EZCORP, Inc. and Truist Bank, as trustee	8-K	0-19424	4.1	December 13, 2022
4.7	Indenture, dated March 28, 2025, between EZCORP, Inc., the guarantors party thereto and Truist Bank, as trustee	8-K	0-19424	4.1	March 28, 2025
10.1*	EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005	8-K	0-19424	10.94	December 1, 2005
10.2*	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers	10-K	0-19424	10.15	November 24, 2010
10.3*	Form of Restricted Stock Award for non-employee directors	10-K	0-19424	10.17	November 24, 2010
10.4*	Amended and Restated EZCORP, Inc. 2022 Long-term Incentive Plan, Effective November 15, 2022	10-K	0-19424	10.5	November 16, 2022
10.5*	EZCORP, Inc. Change in Control Severance Plan, Effective November 15, 2022	10-K	0-19424	10.6	November 16, 2022
10.6*	Employment Contract, dated November 14, 2023, as amended, between EZCORP UK Limited and Lachlan P. Given					x
19.1	EZCORP, Inc. Insider Trading Policy, effective November 5, 2024					x
21.1	List of Subsidiaries of EZCORP, Inc.					x
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm					x
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					x
97.1	EZCORP, Inc. Compensation Recovery Policy, effective August 1, 2023					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data files because the XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File in Inline XBRL format (contained in Exhibit 101)
_____________________________

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
†	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

EZCORP, Inc.
Date: November 13, 2025	By:	/s/ Lachlan P. Given
Lachlan P. Given
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lachlan P. Given	Chief Executive Officer and Director (principal executive officer)	November 13, 2025
Lachlan P. Given

/s/ Timothy K. Jugmans	Chief Financial Officer (principal financial officer)	November 13, 2025
Timothy K. Jugmans

/s/ Phillip E. Cohen	Executive Chairman of the Board	November 13, 2025
Phillip E. Cohen

/s/ Matthew W. Appel	Director	November 13, 2025
Matthew W. Appel

/s/ Zena Srivatsa Arnold	Director	November 13, 2025
Zena Srivatsa Arnold

/s/ Jason A. Kulas	Director	November 13, 2025
Jason A. Kulas

/s/ Pablo Lagos Espinosa	Director	November 13, 2025
Pablo Lagos Espinosa

/s/ Gary L. Tillett	Director	November 13, 2025
Gary L. Tillett

/s/ Michael Croney	Chief Accounting Officer (principal accounting officer)	November 13, 2025
Michael Croney