Form 10-Q
period 2025-12-31
EZCORP INC
filed 2026-02-04
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025 or

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
As of January 29, 2026, 58,727,053 shares of the registrant’s Class A Non-voting Common Stock (“Class A Common Stock”), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amount)	December 31, 2025	December 31, 2024	September 30, 2025
Assets:
Current assets:
Cash and cash equivalents	$465,911	$174,506	$469,524
Short-term restricted cash	5,351	9,386	525
Pawn loans	314,353	274,824	307,496
Pawn service charges receivable, net	50,108	45,198	48,733
Inventory, net	253,446	199,481	248,457
Prepaid expenses and other current assets	56,210	36,562	51,221
Total current assets	1,145,379	739,957	1,125,956
Investments in unconsolidated affiliates	25,717	13,555	18,123
Other investments	51,883	51,903	51,903
Property and equipment, net	74,871	63,231	75,331
Right-of-use assets, net	237,637	227,810	236,462
Long-term restricted cash	14,859	—	14,664
Goodwill	331,083	304,722	324,889
Intangible assets, net	59,581	57,093	58,832
Deferred tax asset, net	29,548	24,990	29,455
Other assets, net	16,922	15,872	15,594
Total assets	$1,987,480	$1,499,133	$1,951,209

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$—	$103,205	$—
Accounts payable, accrued expenses and other current liabilities	95,526	68,682	105,443
Customer layaway deposits	33,064	24,216	33,901
Operating lease liabilities, current	61,459	57,900	61,228
Total current liabilities	190,049	254,003	200,572
Long-term debt, net	518,555	224,505	518,076
Deferred tax liability, net	2,571	2,186	2,571
Operating lease liabilities	185,507	182,228	184,736
Other long-term liabilities	20,099	12,317	19,769
Total liabilities	916,781	675,239	925,724
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A Non-Voting Common Stock, par value $0.01 per share; shares authorized: 100,000,000; issued and outstanding: 58,724,555 as of December 31, 2025; 52,050,550 as of December 31, 2024; 57,921,451 as of September 30, 2025	587	520	579
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3,000,000; issued and outstanding: 2,970,171 as of December 31, 2025, December 31, 2024 and September 30, 2025	30	30	30
Additional paid-in capital	447,935	345,783	450,892
Retained earnings	656,991	536,427	612,687
Accumulated other comprehensive loss	(34,844)	(58,866)	(38,703)
Total equity	1,070,699	823,894	1,025,485
Total liabilities and equity	$1,987,480	$1,499,133	$1,951,209

See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,
(in thousands, except per share amount)	2025	2024
Revenues:
Merchandise sales	$210,147	$186,343
Jewelry scrap sales	39,908	16,732
Pawn service charges	131,917	117,052
Other revenues	47	43
Total revenues	382,019	320,170
Merchandise cost of goods sold	132,756	121,824
Jewelry scrap cost of goods sold	26,297	12,942
Gross profit	222,966	185,404
Operating expenses:
Store expenses	126,772	110,936
General and administrative	26,743	24,184
Depreciation and amortization	8,756	8,335
Loss on sale or disposal of assets and other	87	8
Total operating expenses	162,358	143,463
Operating income	60,608	41,941
Interest expense	8,166	3,147
Interest income	(4,814)	(2,093)
Equity in net income of unconsolidated affiliates	(1,823)	(1,475)
Other (income) expense	(92)	978
Income before income taxes	59,171	41,384
Income tax expense	14,867	10,368
Net income	$44,304	$31,016

Basic earnings per share	$0.72	$0.57
Diluted earnings per share	$0.55	$0.40

Weighted-average basic shares outstanding	61,243	54,827
Weighted-average diluted shares outstanding	83,282	83,347
See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2025	2024

Net income	$44,304	$31,016
Other comprehensive income:
Foreign currency translation adjustment, net of income tax (expense) for our investment in unconsolidated affiliate of $(81) and $(106) for the three months ended December 31, 2025, and 2024, respectively.	3,859	(7,319)
Comprehensive income	$48,163	$23,697

See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2025	60,892	$609	$450,892	$612,687	$(38,703)	$1,025,485
Stock compensation	—	—	3,397	—	—	3,397
Release of restricted stock, net of shares withheld for taxes	803	8	(8)	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(6,346)	—	—	(6,346)
Foreign currency translation gain	—	—	—	—	3,859	3,859
Net income	—	—	—	44,304	—	44,304
Balances as of December 31, 2025	61,695	$617	$447,935	$656,991	$(34,844)	$1,070,699

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2024	54,553	$546	$348,366	$507,206	$(51,547)	$804,571
Stock compensation	—	—	2,597	—	—	2,597
Release of restricted stock, net of shares withheld for taxes	718	7	(7)	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(3,971)	—	—	(3,971)
Foreign currency translation loss	—	—	—	—	(7,319)	(7,319)
Purchase and retirement of treasury stock	(250)	(3)	(1,202)	(1,795)	—	(3,000)
Net income	—	—	—	31,016	—	31,016
Balances as of December 31, 2024	55,021	$550	$345,783	$536,427	$(58,866)	$823,894

See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended December 31,
(in thousands)	2025	2024

Operating activities:
Net income	$44,304	$31,016
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	8,756	8,335
Amortization of deferred financing costs	479	382
Non-cash lease expense	15,666	14,421
Deferred income taxes	93	478
Other adjustments	(874)	(617)
Provision for inventory reserve	429	59
Stock compensation expense	3,397	2,597
Equity in net income from investment in unconsolidated affiliates	(1,823)	(1,475)
Changes in operating assets and liabilities, net of business acquisitions:
Pawn service charges receivable	(1,020)	(1,368)
Inventory	(1,816)	(2,384)
Prepaid expenses, other current assets and other assets	(1,352)	1,375
Accounts payable, accrued expenses and other liabilities	(39,357)	(38,737)
Customer layaway deposits	(1,065)	2,909
Income taxes	13,329	9,000
Net cash provided by operating activities	39,146	25,991
Investing activities:
Loans made	(272,746)	(247,225)
Loans repaid	152,230	135,190
Recovery of pawn loan principal through sale of forfeited collateral	115,522	101,850
Capital expenditures, net	(7,455)	(5,609)
Acquisitions, net of cash acquired	(9,147)	—
Issuance of notes receivable	(4,000)	—
Investment in unconsolidated affiliate	(7,172)	—
Dividends from unconsolidated affiliates	1,810	1,902
Other	—	(148)
Net cash used in investing activities	(30,958)	(14,040)
Financing activities:
Taxes paid related to net share settlement of equity awards	(6,346)	(3,971)
Purchase and retirement of treasury stock	—	(3,000)
Payments of finance leases	(174)	(131)
Net cash used in financing activities	(6,520)	(7,102)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(260)	(764)
Net increase in cash, cash equivalents and restricted cash	1,408	4,085
Cash and cash equivalents and restricted cash at beginning of period	484,713	179,807
Cash and cash equivalents and restricted cash at end of period	$486,121	$183,892
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
These Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes contained in our Annual Report on Form 10-K for the year ended September 30, 2025, filed with the Securities and Exchange Commission (“SEC”) on November 13, 2025 (“2025 Annual Report”).
In the opinion of management, the accompanying Condensed Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation. Financial results for the periods presented are not necessarily indicative of results that may be expected for the fiscal year ending September 30, 2026 or any other period due, in part, to seasonal variations.
Beginning in the first quarter of fiscal 2026, following a review of segment expenses to better align direct operating expenses with the respective segments, we modified our methodology for allocating certain expenses used in evaluating financial and segment performance and resource allocation. Specifically, we no longer allocate certain administrative expenses to our Latin America Pawn and U.S. Pawn segments; these costs are now reported within the "General and administrative" line in our Condensed Consolidated Statements of Operations.
We have recast the Condensed Consolidated Statements of Operations and segment contribution for prior periods to conform to this methodology. This resulted in a classification change of certain expenses totalling $5.5 million from Store expenses to General and administrative for the three months ended December 31, 2024. Additionally, segment contribution no longer includes certain administrative allocations to segments; these costs are now included within Corporate. Refer to Note 11: Segment Information.
There was no impact to Total operating expenses, Operating income, or Net income on our Condensed Consolidated Statements of Operations.
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the three months ended December 31, 2025 from the policies described in our 2025 Annual Report.
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

Merchandise Sales Revenues Recognition
Customer layaway deposits are recorded as liabilities when a customer provides a deposit for merchandise. Upon cancellation, customer layaway deposits are generally refundable, less a cancellation fee, via credit slip. Our customer layaway deposits balance as of December 31, 2025, 2024 and September 30, 2025 was $33.1 million, $24.2 million and $33.9 million, respectively, and are generally recognized as revenues within a one-year period.
Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit and income tax expense or benefit from continuing operations. The requirements of this ASU 2023-09 are effective for the Company for annual periods beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis. Retrospective application is permitted. The adoption of this ASU is expected to only impact disclosures with respect to the Company’s consolidated financial statements.
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
In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. ASU 2025-08 expands the use of the gross up method to certain acquired loans. Purchased season loans will be accounted for using the gross-up approach. The ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270), which clarifies the scope of interim reporting requirements and introduces a principles-based framework for disclosure of material events occurring after the most recent annual period. The ASU also consolidates interim disclosure requirements from other Codification topics into ASC 270. The guidance is effective for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of this standard on our interim reporting disclosures.
NOTE 2: ACQUISITIONS
There were no material acquisitions during the three months ended December 31, 2025 and 2024. Refer to Note 13: Subsequent Events for acquisitions that closed after the Balance Sheet date.

NOTE 3: GOODWILL
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balance as of September 30, 2025	$268,063	$56,826	$324,889
Acquisitions(a)	3,558	1,692	5,250
Effect of foreign currency translation changes	—	944	944
Balance as of December 31, 2025	$271,621	$59,462	$331,083
(a) Amount represents goodwill recognized in connection with acquisitions during the three months ended December 31, 2025 that were immaterial, individually and in the aggregate, and we have therefore omitted certain disclosures in this Form 10-Q.

(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balance as of September 30, 2024	$264,428	$42,050	$306,478
Effect of foreign currency translation changes	—	(1,756)	(1,756)
Balance as of December 31, 2024	$264,428	$40,294	$304,722

NOTE 4: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended December 31,
(in thousands, except per share amounts)	2025	2024

Basic earnings per common share:
Net income - basic	$44,304	$31,016
Weighted shares outstanding - basic	61,243	54,827
Basic earnings per common share	$0.72	$0.57

Diluted earnings per common share:
Net income - basic	$44,304	$31,016
Add: Convertible Notes interest expense, net of tax*	1,878	2,439
Net income - diluted	$46,182	$33,455
Weighted shares outstanding - basic	61,243	54,827
Equity-based compensation awards - effect of dilution**	1,562	1,541
Convertible Notes - effect of dilution***	20,477	26,979
Weighted shares outstanding - diluted	83,282	83,347
Diluted earnings per common share	$0.55	$0.40

Potential common shares excluded from the calculation of diluted earnings per common share above:
Restricted stock****	1,151	1,437

*    The Company’s convertible debt for the three months ended December 31, 2025 consists of the 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”) and, for the three months ended December 31, 2024, also includes the 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”).
**    Includes time-based share-based awards and performance-based awards for which targets for fiscal year tranches have been achieved and vesting is subject only to achievement of service conditions.
***    Approximately 6.5 million of weighted average shares were included for the three months ended December 31, 2024 related to the 2025 Convertible Notes, which were settled in the third quarter of fiscal 2025 with a combination of cash and shares.
****    Includes antidilutive share-based awards as well as performance-based share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

NOTE 5: LEASES
We determine if a contract contains a lease at inception. Our lease portfolio consists primarily of operating leases for pawn store locations and corporate offices with lease terms ranging from five to ten years and finance leases for vehicles with lease terms ranging from two to five years.
The table below presents balances of our lease assets and liabilities and their balance sheet locations for both operating and financing leases:

(in thousands)	Balance Sheet Location	December 31, 2025	December 31, 2024	September 30, 2025
Lease assets:
Operating lease right-of-use assets	Right-of-use assets, net	$237,637	$227,810	$236,462
Financing lease assets	Other assets, net	1,229	1,340	1,075
Total lease assets		$238,866	$229,150	$237,537

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$61,459	$57,900	$61,228
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	760	556	643
Total current lease liabilities		$62,219	$58,456	$61,871

Non-current:
Operating lease liabilities	Operating lease liabilities	$185,507	$182,228	$184,736
Financing lease liabilities	Other long-term liabilities	607	907	573
Total non-current lease liabilities		$186,114	$183,135	$185,309
Total lease liabilities		$248,333	$241,591	$247,180
The table below provides major components of our lease costs:

	Three Months Ended December 31,
(in thousands)	2025	2024

Operating lease cost:
Operating lease cost*	$20,861	$19,969
Variable lease cost	5,033	3,293
Total operating lease cost	$25,894	$23,262

Financing lease cost:
Amortization of financing lease assets	$157	$139
Interest on financing lease liabilities	37	44
Total financing lease cost	$194	$183
Total lease cost	$26,088	$23,445

*Includes a reduction for sublease rental income of $0.7 million and $0.6 million for the three months ended December 31, 2025 and 2024, respectively.
Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in “Store expenses” and “General and administrative” under operating expenses, based on the underlying lease use. Cash paid for operating leases was $21.2 million and $20.0 million for the three months ended December 31, 2025 and 2024, respectively.

The weighted-average term and discount rates for leases are as follows:

	Three Months Ended December 31,
	2025	2024
Weighted-average remaining lease term (years):
Operating leases	5.11	5.02
Financing leases	2.14	2.80

Weighted-average discount rate:
Operating leases	8.95%	8.40%
Financing leases	11.90%	11.14%

As of December 31, 2025, maturities of lease liabilities under ASC 842 by fiscal year were as follows:

(in thousands)	Operating Leases	Financing Leases
Remaining 2026	$61,114	$669
Fiscal 2027	70,249	615
Fiscal 2028	53,739	150
Fiscal 2029	39,037	102
Fiscal 2030	26,938	27
Thereafter	59,375	—
Total lease liabilities	$310,452	$1,563
Less: portion representing imputed interest	63,486	196
Total net lease liabilities	$246,966	$1,367
Less: current portion	61,459	760
Total long-term net lease liabilities	$185,507	$607
We recorded $15.8 million and $18.2 million in non-cash additions to our operating right-of-use assets and lease liabilities for the three months ended December 31, 2025 and 2024, respectively.
NOTE 6: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of December 31, 2025, we owned approximately 43.7%, of Cash Converters. We acquired our original investment in November 2009 and have increased our ownership through the acquisition of additional shares periodically since that time. During the three months ended December 31, 2025, we acquired an additional 35,780,747 shares for $7.1 million bringing our total shares owned to 309,719,904 shares. This additional investment did not increase our ownership percentage in Cash Converters.
We received cash dividends from Cash Converters of $1.8 million and $1.9 million during the three months ended December 31, 2025 and 2024, respectively.
During the three months ended December 31, 2025 and 2024, we recorded our share of income of $1.8 million and $1.6 million, respectively, from Cash Converters, included in “Equity in net income of unconsolidated affiliates” in the Condensed Consolidated Statements of Operations.
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

Our preferred equity investment in Founders, a variable interest entity, is accounted for utilizing the measurement alternative within ASC 321, Investments — Equity Securities. As of December 31, 2025, our $45.0 million carrying value of the preferred equity investment and $29.3 million in Demand Promissory Notes (including accrued interest) are included in “Other investments” and “Prepaid expenses and other current assets” in our Condensed Consolidated Balance Sheets, respectively. As of December 31, 2025, our maximum exposure for losses related to our investment in Founders was our $45.0 million preferred equity investment and $29.3 million in Demand Promissory Notes (including accrued interest).
Subsequent to the Balance Sheet date, on January 2, 2026, we acquired a controlling interest in Founders. See Note 13: Subsequent Events.
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

	Carrying Value	Estimated Fair Value
	December 31, 2025	December 31, 2025	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$29,329	$29,329	$—	$—	$29,329
Investments in unconsolidated affiliates	25,717	71,388	70,203	—	1,185
Financial liabilities:
2029 Convertible Notes	$225,523	$459,689	$—	$459,689	$—
2032 Senior Notes	293,032	319,404	—	319,404	—

	Carrying Value	Estimated Fair Value
	December 31, 2024	December 31, 2024	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$16,317	$16,317	$—	$—	$16,317
Investments in unconsolidated affiliates	13,555	43,328	42,478	—	850
Financial liabilities:
2025 Convertible Notes	$103,205	$102,339	$—	$102,339	$—
2029 Convertible Notes	224,505	289,887	—	289,887	—

	Carrying Value	Estimated Fair Value
	September 30, 2025	September 30, 2025	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$24,369	$24,369	$—	$—	$24,369
Investments in unconsolidated affiliates	18,123	59,729	58,573	—	1,156
Financial liabilities:
2029 Convertible Notes	$225,258	$422,931	$—	$422,931	$—
2032 Senior Notes	292,818	320,734	—	320,734	—
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
As described in Note 6: Strategic Investments, we have loans outstanding to Founders in exchange for Demand Promissory Notes secured by the common interest in Founders held by the other member. As of December 31, 2025, the interest rate on the notes was 15.0% per annum, and all principal and accrued interest is due on demand. Based primarily on the short-term nature of the notes, we estimate that its carrying value approximates fair value as of December 31, 2025. Subsequent to the Balance Sheet date, on January 2, 2026, we acquired a controlling interest in Founders. See Note 13: Subsequent Events.
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

NOTE 8: DEBT
The following table presents the Company's debt instruments outstanding:

	December 31, 2025			December 31, 2024			September 30, 2025
(in thousands)	Gross Amount	Deferred Financing Costs	Carrying Amount	Gross Amount	Deferred Financing Costs	Carrying Amount	Gross Amount	Deferred Financing Costs	Carrying Amount

2032 Senior Notes	$300,000	$(6,968)	$293,032	$—	$—	$—	$300,000	$(7,182)	$292,818
2029 Convertible Notes	230,000	(4,477)	225,523	230,000	(5,495)	224,505	230,000	(4,742)	225,258
2025 Convertible Notes	—	—	—	103,373	(168)	103,205	—	—	—
Total	$530,000	$(11,445)	$518,555	$333,373	$(5,663)	$327,710	$530,000	$(11,924)	$518,076
Less current portion	—	—	—	103,373	(168)	103,205	—	—	—
Total long-term debt	$530,000	$(11,445)	$518,555	$230,000	$(5,495)	$224,505	$530,000	$(11,924)	$518,076
The following table presents the Company’s interest expense related to its debt for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
(in thousands)	2025	2024

2032 Senior Notes:
Contractual interest expense	$5,531	$—
Amortization of deferred financing costs	214	—
Total interest expense	$5,745	$—

2029 Convertible Notes:
Contractual interest expense	$2,156	$2,156
Amortization of deferred financing costs	265	249
Total interest expense	$2,421	$2,405

2025 Convertible Notes:
Contractual interest expense	$—	$614
Amortization of deferred financing costs	—	133
Total interest expense	$—	$747
As of December 31, 2025, the Company was in compliance with all covenants related to the 2032 Senior Notes.
The reported sale price of our Class A Common Stock was greater than or equal to 130% of the applicable conversion price for the 2029 Convertible Notes for at least 20 trading days in the 30 consecutive trading days ended on December 31, 2025. As a result, the 2029 Convertible Notes are convertible at the option of the holders during the fiscal quarter ending March 31, 2026.

NOTE 9: COMMON STOCK AND STOCK COMPENSATION
Common Stock Repurchase Program
On November 11, 2025, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50 million of our Class A Non-Voting common shares over the next three years (the “2026 Common Stock Repurchase Program”). During the three months ended December 31, 2025, the Company did not repurchase any shares under the 2026 Common Stock Repurchase Program.
The Board previously authorized a repurchase program on May 3, 2022 (the “2022 Common Stock Repurchase Program”) which expired on May 3, 2025. The 2022 Common Stock Repurchase Program authorized the repurchase of up to $50 million of our Class A Common Stock over three years. During the three months ended December 31, 2024, the Company repurchased and retired 250,463 shares for $3.0 million under the 2022 Common Stock Repurchase Program. Execution of the program was responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
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
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2025	2,321,840	$8.85
Granted	673,821	14.59
Released	(1,159,937)	9.03
Outstanding as of December 31, 2025	1,835,724	$10.84

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
We regularly monitor for changes in facts and circumstances that would necessitate changes in our determination of operating segments. As indicated in Note 1, our results below reflect our updated methodology used in allocating certain expenses beginning in the first quarter of fiscal 2026, and the results from the prior period presented have been recast to conform with the current presentation.
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

	Three Months Ended December 31, 2025
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$139,042	$71,105	$—	$210,147	$—	$210,147
Jewelry scrap sales	35,514	4,394	—	39,908	—	39,908
Pawn service charges	95,174	36,743	—	131,917	—	131,917
Other revenues	30	17	—	47	—	47
Total revenues	269,760	112,259	—	382,019	—	382,019
Merchandise cost of goods sold	85,687	47,069	—	132,756	—	132,756
Jewelry scrap cost of goods sold	23,364	2,933	—	26,297	—	26,297
Gross profit	160,709	62,257	—	222,966	—	222,966
Segment and corporate expenses (income):
Store expenses	87,166	39,606	—	126,772	—	126,772
General and administrative	—	—	—	—	26,743	26,743
Depreciation and amortization	2,723	2,535	—	5,258	3,498	8,756
Loss on sale or disposal of assets and other	87	—	—	87	—	87
Interest expense	—	—	—	—	8,166	8,166
Interest income	—	—	(963)	(963)	(3,851)	(4,814)
Equity in net (income) of unconsolidated affiliates	—	—	(1,823)	(1,823)	—	(1,823)
Other (income)	—	(23)	—	(23)	(69)	(92)
Segment contribution	$70,733	$20,139	$2,786	$93,658
Income (loss) before income taxes				$93,658	$(34,487)	$59,171

	Three Months Ended December 31, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Other Investments	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$128,800	$57,543	$—	$186,343	$—	$186,343
Jewelry scrap sales	15,498	1,234	—	16,732	—	16,732
Pawn service charges	87,876	29,176	—	117,052	—	117,052
Other revenues	27	16	—	43	—	43
Total revenues	232,201	87,969	—	320,170	—	320,170
Merchandise cost of goods sold	81,556	40,268	—	121,824	—	121,824
Jewelry scrap cost of goods sold	11,968	974	—	12,942	—	12,942
Gross profit	138,677	46,727	—	185,404	—	185,404
Segment and corporate expenses (income):
Store expenses	81,481	29,455	—	110,936	—	110,936
General and administrative	—	—	—	—	24,184	24,184
Depreciation and amortization	2,717	2,046	—	4,763	3,572	8,335
Loss on sale or disposal of assets and other	—	8	—	8	—	8
Interest expense	—	—	—	—	3,147	3,147
Interest income	—	—	(594)	(594)	(1,499)	(2,093)
Equity in net (income) loss of unconsolidated affiliates	—	—	(1,623)	(1,623)	148	(1,475)
Other expense (income)	(11)	(71)	—	(82)	1,060	978
Segment contribution	$54,490	$15,289	$2,217	$71,996
Income (loss) before income taxes				$71,996	$(30,612)	$41,384

The following table presents separately identified segment assets:

(in thousands)	Pawn Loans	Inventory	Other Investments	Total

Assets as of December 31, 2025
U.S. Pawn	$239,944	$190,902	$—	$430,846
Latin America Pawn	74,409	62,544	—	136,953
Total segment assets				$567,799
Other Investments *	—	—	105,084	105,084
Total other assets				1,314,597
Total consolidated assets				$1,987,480

Assets as of December 31, 2024
U.S. Pawn	$220,208	$148,460	$—	$368,668
Latin America Pawn	54,616	51,021	—	105,637
Total segment assets				$474,305
Other Investments *	—	—	80,242	80,242
Total other assets				944,586
Total consolidated assets				$1,499,133

Assets as of September 30, 2025
U.S. Pawn	$233,774	$185,640	$—	$419,414
Latin America Pawn	73,722	62,817	—	136,539
Total segment assets				$555,953
Other Investments *	—	—	92,556	92,556
Total other assets				1,302,700
Total consolidated assets				$1,951,209
* The CODM does not review Other Investments assets when assessing segment performance and allocating resources. As such, the asset balance for Other Investments is not included within the total segment assets caption. The Other Investments balance includes the investment in Cash Converters, refer to Note 7 for the investment value.

NOTE 12: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	December 31, 2025	December 31, 2024	September 30, 2025

Gross pawn service charges receivable	$63,494	$57,359	$63,348
Allowance for uncollectible pawn service charges receivable	(13,386)	(12,161)	(14,615)
Pawn service charges receivable, net	$50,108	$45,198	$48,733

Gross inventory	$257,467	$202,529	$252,049
Inventory reserves	(4,021)	(3,048)	(3,592)
Inventory, net	$253,446	$199,481	$248,457

Prepaid expenses and other	$11,878	$4,218	$9,429
Accounts receivable and other	13,429	13,945	15,106
Notes receivable	29,329	16,924	24,369
Income taxes prepaid and receivable	1,574	1,475	2,317
Prepaid expenses and other current assets	$56,210	$36,562	$51,221

Property and equipment, gross	$316,240	$280,953	$310,278
Accumulated depreciation	(241,369)	(217,722)	(234,947)
Property and equipment, net	$74,871	$63,231	$75,331

Accounts payable	$16,920	$14,822	$22,923
Accrued payroll	16,521	9,694	19,063
Incentive accrual	8,158	6,139	20,068
Accrued interest payable	5,891	769	13,763
Other payroll related expenses	8,406	5,525	5,704
Accrued sales and VAT taxes	5,523	4,782	4,377
Accrued income taxes payable	18,114	13,600	5,515
Other current liabilities	15,993	13,351	14,030
Accounts payable, accrued expenses and other current liabilities	$95,526	$68,682	$105,443
The following table provides supplemental disclosure of condensed consolidated statements of cash flows information:

	Three Months Ended December 31,
(in thousands)	2025	2024

Supplemental disclosure of cash flow information
Cash and cash equivalents at beginning of period	$469,524	$170,513
Short-term restricted cash at beginning of period	525	9,294
Long-term restricted cash at end of period	14,664	—
Total cash and cash equivalents and restricted cash at beginning of period	$484,713	$179,807

Cash and cash equivalents at end of period	$465,911	$174,506
Short-term restricted cash at end of period	5,351	9,386
Long-term restricted cash at end of period	14,859	—
Total cash and cash equivalents and restricted cash at end of period	$486,121	$183,892

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$116,540	$109,219
Accrued acquisition consideration	$727	$—

NOTE 13: SUBSEQUENT EVENTS
Founders One Acquisition
On January 2, 2026, we acquired a controlling interest in Founders One, LLC (“Founders”) by exchanging our existing $45.0 million preferred equity investment and $10.0 million of demand promissory notes into common equity in Founders, and contributed an additional $9.4 million in cash. As a result, we now hold approximately 87.7% of Founders’ outstanding common equity and expect to consolidate Founders in our financial statements beginning January 2, 2026.
Founders, through its subsidiary, Simple Management Group, Inc. (“SMG”), operates 105 pawn stores in the U.S. and 11 additional countries. The stores, which operate predominantly under the names “La Familia Pawn and Jewelry” and “CashWiz,” offer traditional pawn loans, buy/sell transactions, and, in Puerto Rico, auto pawn and auto title loans. Founders controls SMG with an 85.1% ownership interest.
The preliminary purchase price allocation for this transaction has not yet been completed and is based on preliminary estimates that are subject to change as additional information becomes available. The total consideration transferred is estimated to be approximately $64.4 million, subject to final valuation. Final amounts, including tangible assets, identifiable intangible assets, and goodwill, will be disclosed in accordance with ASC 805 in future filings.
The acquisition was funded through a combination of the conversion of existing investments and cash on hand. In connection with the acquisition, we entered into a three-year, senior secured debt facility with SMG to provide $156.4 million in funding at 13% per annum, replacing SMG’s third-party debt facility and debt owed to its shareholders and us. This intercompany debt will be eliminated upon consolidation.
El Bufalo Pawn Acquisition
On January 12, 2026, we closed the acquisition of 12 pawn stores in Texas operating under the name “El Bufalo Pawn” for approximately $27.5 million. The acquisition was funded by cash on hand. The preliminary purchase price allocation for this transaction has not yet been completed and is based on preliminary estimates that are subject to change as additional information becomes available. Final amounts, including tangible assets, identifiable intangible assets, and goodwill, will be disclosed in accordance with ASC 805 in future filings.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of EZCORP, Inc. and its subsidiaries (collectively, “we,” “us”, “our”, “EZCORP” or the “Company”). The following discussion should be read together with our condensed consolidated financial statements and related notes included elsewhere within this report. This discussion contains forward-looking statements. Our actual results could differ materially from those anticipated in these forward-looking statements. See “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2025, as supplemented by the information set forth in “Part I, Item 3 — Quantitative and Qualitative Disclosures about Market Risk” and “Part II, Item 1A — Risk Factors” of this Report, for a discussion of certain risks, uncertainties and assumptions associated with these statements.
Business Developments
Share Repurchase Program
On November 11, 2025, the Board of Directors (“Board”) approved a new share repurchase program which replaced the previous program that expired on May 3, 2025. See Note 9 of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.” Under the new program, we are authorized to repurchase up to $50 million of our Class A Non-Voting common shares over the next three years. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
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
Acquisition of Founders One, LLC
On January 2, 2026, we acquired a controlling interest in Founders One, LLC (“Founders”), which through its subsidiary, Simple Management Group, Inc. (“SMG”), operates 105 pawn stores in the U.S. and 11 additional countries. This transaction expands our geographic footprint in attractive markets, including Florida and Puerto Rico, strengthens our partnership with a proven management team, and provides a platform for domestic and international growth. The total consideration transferred is estimated to be approximately $64.4 million, consisting of the conversion of our existing $45.0 million preferred equity investment, $10.0 million of Demand Promissory Notes, and an additional $9.4 million in cash. The acquisition was funded through a combination of the conversion of existing investments and cash on hand. Following the transaction, we own approximately 87.7% of Founders, which controls SMG with an 85.1% ownership interest, and we expect to consolidate Founder’s financial results going forward. We expect this acquisition to be immediately accretive to earnings and to meaningfully contribute to our financial results. In connection with the acquisition, we entered into a three-year, senior secured debt facility to provide SMG $156.4 million in funding at 13% per annum, replacing SMG’s third-party debt. This intercompany debt will be eliminated upon consolidation.

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

Pawn Activities
At our pawn stores, we advance cash against the value of collateralized tangible personal property. We earn pawn service charges (“PSC”) for those cash advances, and the PSC rate varies by state and transaction size. At the time of the transaction, we take possession of the pawned collateral, which consists of tangible personal property, generally jewelry, consumer electronics, tools, sporting goods and musical instruments. If the customer chooses to redeem their pawn, they repay the amount advanced plus any PSC. If the customer chooses not to redeem their pawn, the pawned collateral becomes our inventory, which we sell in our retail merchandise sales activities or, in some cases, scrap for its inherent gold or precious stone content. Consequently, the success of our pawn business is largely dependent on our ability to accurately assess the probability of pawn redemption and the estimated resale or scrap value of the collateralized personal property.
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

Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit (“Merchandise sales GP”) and jewelry scrap gross profit (“Jewelry Scrap GP”) for the three months ended December 31, 2025 and 2024:

The following chart presents sources of gross profit by geographic disbursement for the three months ended December 31, 2025 and 2024:

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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. In addition, we have an equity method investment that is denominated in Australian dollars and is translated into U.S. dollars. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three months ended December 31, 2025 and 2024 were as follows:

	December 31,		Three Months Ended December 31,
	2025	2024	2025	2024

Mexican peso	18.0	20.8	18.3	20.1
Guatemalan quetzal	7.6	7.5	7.5	7.5
Honduran lempira	26.1	25.0	26.0	24.8
Australian dollar	1.5	1.6	1.5	1.5

Operating Results
Segments
We manage our business and report our financial results in three reportable segments:
•U.S. Pawn — Represents all pawn activities in the United States;
•Latin America Pawn — Represents all pawn activities in Mexico and other parts of Latin America; and
•Other Investments — Represents our equity interest in Cash Converters and our investment in and notes receivable from Founders.
Store Count by Segment

	Three Months Ended December 31, 2025
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2025	545	815	1,360
New locations opened	—	7	7
Locations acquired	3	14	17
Locations combined or closed	(1)	—	(1)
As of December 31, 2025	547	836	1,383

	Three Months Ended December 31, 2024
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2024	542	737	1,279
New locations opened	—	4	4
As of December 31, 2024	542	741	1,283

Three Months Ended December 31, 2025 vs. Three Months Ended December 31, 2024
The tables below and discussion that follows should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Three Months Ended December 31,		Change
(in thousands)	2025	2024

Gross profit:
Pawn service charges	$95,174	$87,876	8%

Merchandise sales	139,042	128,800	8%
Merchandise sales gross profit	53,355	47,244	13%
Gross margin on merchandise sales	38.4%	36.7%	170bps

Jewelry scrap sales	35,514	15,498	129%
Jewelry scrap sales gross profit	12,150	3,530	244%
Gross margin on jewelry scrap sales	34.2%	22.8%	1,140bps

Other revenues	30	27	11%
Gross profit	160,709	138,677	16%

Segment operating expenses:
Store expenses	87,166	81,481	7%
Depreciation and amortization	2,723	2,717	—%
Loss on sale or disposal of assets and other	87	—	100%
Segment operating contribution	70,733	54,479	30%

Other segment income	—	(11)	(100)%
Segment contribution	$70,733	$54,490	30%

Other data:
Average monthly ending pawn loan balance per store (a)	$427	$396	8%
Monthly average yield on pawn loans outstanding	13%	14%	(100)bps
Pawn collateral - general merchandise (b)	32%	35%	(310)bps
Pawn collateral - jewelry (b)	68%	65%	310bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(b)	Prior period has been recast to conform to an updated allocation methodology implemented in the current period. The change was not material.
During the three months ended December 31, 2025, segment store count increased to 547.
Pawn service charges increased 8% as a result of higher average PLO.
Merchandise sales increased 8%, and merchandise sale gross profit increased 170 bps.
Jewelry scrap sales increased 129%, and jewelry scrap sales gross margin increased from 22.8% to 34.2% due to increase in gold price and jewelry purchases.
Store expenses increased 7% (6% on a same-store basis), primarily due to increased labor, in line with store activity.
Segment contribution increased $16.2 million, or 30%, primarily due to the changes described above.

Latin America Pawn
The following table presents selected summary financial data our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Constant Currency and Same-Store Financial Information” above.

	Three Months Ended December 31,
(in thousands)	2025 (GAAP)	2024 (GAAP)	Change (GAAP)	2025 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$36,743	$29,176	26%	$34,459	18%

Merchandise sales	71,105	57,543	24%	66,172	15%
Merchandise sales gross profit	24,036	17,275	39%	22,344	29%
Gross margin on merchandise sales	33.8%	30.0%	380bps	33.8%	380bps

Jewelry scrap sales	4,394	1,234	256%	4,069	230%
Jewelry scrap sales gross profit	1,461	260	*	1,351	*
Gross margin on jewelry scrap sales	33.3%	21.1%	1,218bps	33.2%	1,213bps

Other revenues, net	17	16	6%	16	—%
Gross profit	62,257	46,727	33%	58,170	24%

Segment operating expenses:
Store expenses	39,606	29,455	34%	36,883	25%
Depreciation and amortization	2,535	2,046	24%	2,374	16%
Loss on sale or disposal of assets and other	—	8	(100)%	—	(100)%
Segment operating contribution	20,116	15,218	32%	18,913	24%

Other segment income	(23)	(71)	(68)%	(83)	17%
Segment contribution	$20,139	$15,289	32%	$18,996	24%

Other data:
Average monthly ending pawn loan balance per store (a)	$92	$80	15%	$85	6%
Monthly average yield on pawn loans outstanding	16%	16%	—bps	16%	—bps
Pawn collateral - general merchandise	53%	60%	(650)bps	53%	(737)bps
Pawn collateral - jewelry	47%	40%	650bps	47%	737bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2025 Change (GAAP)	2025 Change (Constant Currency)
Same-store data:
PLO	23%	12%
PSC	17%	10%
Merchandise Sales	16%	8%
Merchandise Sales Gross Profit	32%	22%
Store Expenses	24%	16%
During the three months ended December 31, 2025, net store count increased by 21 due to the acquisition of 14 stores and the opening of 7 de novo stores.

PSC increased 26% to $36.7 million (18% to $34.5 million on a constant currency basis) as a result of higher average PLO and new stores.
Merchandise sales increased 24% (15% on a constant currency basis) and 16% on a same-store basis (8% on a constant currency basis). Merchandise sales gross margin increased 380 bps to 33.8% from 30.0%.
Store expenses increased 34% (25% increase on a constant currency basis)) and increased by 24% on a same-store basis (16% increase on a constant currency basis). The constant currency increase was primarily due to increased labor, in line with store activity and minimum wage increases.
Segment contribution increased $4.9 million, or 32% ($3.7 million, or 24%, on a constant currency basis), due to the changes noted above.
Other Investments
The following table presents selected financial data for our Other Investments segment after translation to U.S. dollars from its functional currency of primarily Australian dollars:

	Three Months Ended December 31,		Change
(in thousands)	2025	2024

Segment operating (income) expenses:
Interest (income)	$(963)	$(594)	62%
Equity in net (income) of unconsolidated affiliates	(1,823)	(1,623)	12%
Segment contribution	$2,786	$2,217	26%

Segment income was $2.8 million, an increase of $0.6 million from the prior year period, primarily due to an increase in interest income from our notes receivable due from Founders.
Other Items
The following table reconciles our consolidated segment contribution discussed above to net income attributable to EZCORP, Inc., including items that affect our consolidated financial results but are not allocated among segments:

	Three Months Ended December 31,		Change
(in thousands)	2025	2024

Segment contribution	$93,658	$71,996	30%
Corporate expenses (income):
General and administrative	26,743	24,184	11%
Depreciation and amortization	3,498	3,572	(2)%
Interest expense	8,166	3,147	159%
Interest income	(3,851)	(1,499)	157%
Equity in net loss of unconsolidated affiliates	—	148	(100)%
Other loss (income)	(69)	1,060	(107)%
Income before income taxes	59,171	41,384	43%
Income tax expense	14,867	10,368	43%
Net income	$44,304	$31,016	43%

*	Represents a percentage computation that is not mathematically meaningful.

Segment contribution increased $21.7 million or 30% over the prior year period, primarily due to improved operating results of the U.S. Pawn and Latin America Pawn segments above.
General and administrative expenses increased $2.6 million or 11%, primarily due to labor costs (including higher incentive compensation) and professional fees related to acquisitions.
Interest expense increased $5.0 million or 159%, primarily driven by the issuance of 2032 Senior Notes in the second quarter fiscal 2025.
Interest income increased $2.4 million or 157%, primarily due to the increase in Cash and cash equivalents held as compared to the prior period.

Income tax expense increased $4.5 million, primarily due to an increase in income before income taxes of $17.8 million for the three months ended December 31, 2025 compared to the same period in the prior year.
Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and the foreign rate differential. See Annual Report on Form 10-K for the year ended September 30, 2025, Note 10: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplemental Data” for quantification of these items.
Liquidity and Capital Resources
Cash and Cash Equivalents
Our cash and cash equivalents balance was $465.9 million at December 31, 2025 compared to $469.5 million at September 30, 2025. Our cash and equivalents are primarily held in cash depository accounts with banks in geographies we operate or invested in high quality, short-term liquid investments.
Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Three Months Ended December 31,		Percentage Change
(in thousands)	2025	2024

Net cash provided by operating activities	$39,146	$25,991	51%
Net cash used in investing activities	(30,958)	(14,040)	120%
Net cash used in financing activities	(6,520)	(7,102)	(8)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	(260)	(764)	(66)%
Net increase in cash, cash equivalents and restricted cash	$1,408	$4,085	(66)%

*	Represents a percentage computation that is not mathematically meaningful.
The $13.2 million increase in cash flows provided by operating activities year-over-year was primarily due to an increase in net income as well as changes in working capital primarily related to the timing of payments of accounts payable, prepaid expenses, customer layaway deposits and income taxes.
The $16.9 million increase in cash flows used in investing activities year-over-year was primarily due to a $8.5 million increase in net pawn lending outflows and a $22.1 million increase in net cash flows used related to investments, acquisitions and capital expenditures, partially offset by a $13.7 million increase in cash inflows from the sale of forfeited collateral.
The $0.6 million decrease in cash flows used in financing activities was primarily related to the purchase and retirement of treasury shares in the first quarter of fiscal 2025, partially offset by increased tax withholding for the settlement of equity awards in the first quarter of fiscal 2026.
The net effect of these changes was a $1.4 million increase in cash on hand during the current year to date period, resulting in a $486.1 million ending cash, cash equivalents and restricted cash balance.
Sources and Uses of Cash
On November 11, 2025, the Board approved a new share repurchase program which replaced the previous program that expired on May 3, 2025. Under the new program, we are authorized to repurchase up to $50 million of our Class A Non-Voting common shares over the next three years (the “2026 Common Stock Repurchase Program”). During the three months ended December 31, 2025, we did not repurchase and retire any shares under the 2026 Common Stock Repurchase Program. See Note 9 of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”

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
Contractual Obligations
There have been no material changes to the contractual obligations disclosed in “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2025.
Recently Adopted Accounting Policies and Recently Issued Accounting Pronouncements
See Note 1 of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.” of this Quarterly Report for recently issued accounting pronouncements including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Cautionary Statement Regarding Risks and Uncertainties that May Affect Future Results
This Quarterly Report on Form 10-Q, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend that all forward-looking statements be subject to the safe harbors created by these laws. All statements, other than statements of historical facts, regarding our strategy, future operations, financial position, future revenues, projected costs, prospects, plans and objectives are forward-looking statements. These statements are often, but not always, made with words or phrases like “may,” “should,” “could,” “will,” “predict,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “projection” and similar expressions. Such statements are only predictions of the outcome and timing of future events based on our current expectations and currently available information and, accordingly, are subject to substantial risks, uncertainties and assumptions. Actual results could differ materially from those expressed in the forward-looking statements due to a number of risks and uncertainties, many of which are beyond our control. In addition, we cannot predict all of the risks and uncertainties that could cause our actual results to differ from those expressed in the forward-looking statements. Accordingly, you should not regard any forward-looking statements as a representation that the expected results will be achieved. Important risk factors that could cause results or events to differ from current expectations are identified and described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2025 and “Part II, Item 1A — Risk Factors” of this Report.
We specifically disclaim any responsibility to publicly update any information contained in a forward-looking statement except as required by law. All forward-looking statements attributable to us are expressly qualified in their entirety by this cautionary statement.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks relating to our operations result primarily from changes in interest rates, gold values and foreign currency exchange rates, and are described in detail in “Part II, Item 7A — Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended September 30, 2025. There have been no material changes in our reported market risks or risk management policies since the filing of our Annual Report on Form 10-K for the year ended September 30, 2025.
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

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2025.
ITEM 2. Unregistered Sale of Equity Security and Use of Proceeds
In November 2025, the Board of Directors approved a share repurchase program, under which we were authorized to repurchase up to $50.0 million of our Class A Non-Voting common shares over a three-year period. No shares were repurchased during the first quarter of fiscal 2026. As of December 31, 2025, $50.0 million remained available under the program.
ITEM 5. Other Information
Insider Trading Arrangements
No Director or Executive Officer adopted, modified or terminated any contract, instruction, written plan or other trading arrangement relating to the purchase or sale of Company securities during the fiscal quarter ended December 31, 2025.

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

EZCORP, INC.

Date:	February 4, 2026	/s/ Timothy K. Jugmans
Timothy K. Jugmans, Chief Financial Officer