Form 10-Q
period 2026-03-31
EZCORP INC
filed 2026-05-06
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026 or

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
As of April 30, 2026, 58,565,807 shares of the registrant’s Class A Non-voting Common Stock (“Class A Common Stock”), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amount)	March 31, 2026	March 31, 2025	September 30, 2025
Assets:
Current assets:
Cash and cash equivalents	$354,175	$505,239	$469,524
Short-term restricted cash	958	9,499	525
Pawn loans	349,368	261,830	307,496
Pawn service charges receivable, net	53,031	42,323	48,733
Inventory, net	275,963	207,783	248,457
Prepaid expenses and other current assets	58,551	40,283	51,221
Total current assets	1,092,046	1,066,957	1,125,956
Investments in unconsolidated affiliates	26,093	13,967	18,123
Other investments	6,883	51,903	51,903
Property and equipment, net	86,894	64,150	75,331
Right-of-use assets	269,742	229,878	236,462
Long-term restricted cash	14,929	—	14,664
Goodwill	473,513	305,239	324,889
Intangible assets, net	124,657	57,079	58,832
Deferred tax asset, net	13,454	25,090	29,455
Other assets, net	18,546	15,365	15,594
Total assets	$2,126,757	$1,829,628	$1,951,209

Liabilities and equity:
Current liabilities:
Current maturities of long-term debt, net	$—	$103,325	$—
Accounts payable, accrued expenses and other current liabilities	124,185	70,843	105,443
Customer layaway deposits	39,522	31,016	33,901
Operating lease liabilities, current	68,041	58,855	61,228
Total current liabilities	231,748	264,039	200,572
Long-term debt, net	519,001	517,188	518,076
Deferred tax liability, net	2,571	1,818	2,571
Operating lease liabilities	211,956	182,873	184,736
Other long-term liabilities	19,556	12,135	19,769
Total liabilities	984,832	978,053	925,724
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A Non-Voting Common Stock, par value $0.01 per share; shares authorized: 100,000,000; issued and outstanding: 58,622,115 as of March 31, 2026; 52,043,599 as of March 31, 2025; 57,921,451 as of September 30, 2025	586	520	579
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3,000,000; issued and outstanding: 2,970,171 as of March 31, 2026, March 31, 2025 and September 30, 2025	30	30	30
Additional paid-in capital	451,471	347,796	450,892
Retained earnings	703,687	561,211	612,687
Accumulated other comprehensive loss	(35,765)	(57,982)	(38,703)
Total EZCORP equity	1,120,009	851,575	1,025,485
Non-controlling interest	21,916	—	—
Total equity	1,141,925	851,575	1,025,485
Total liabilities and equity	$2,126,757	$1,829,628	$1,951,209

See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amount)	2026	2025	2026	2025
Revenues:
Merchandise sales	$214,465	$169,467	$424,612	$355,810
Jewelry scrap sales	81,240	20,938	121,149	37,670
Pawn service charges	151,128	115,871	283,045	232,923
Other revenues	48	40	94	83
Total revenues	446,881	306,316	828,900	626,486
Merchandise cost of goods sold	136,788	111,555	269,544	233,379
Jewelry scrap cost of goods sold	50,055	16,309	76,352	29,251
Gross profit	260,038	178,452	483,004	363,856
Operating expenses:
Store expenses	148,119	111,067	274,891	222,003
General and administrative	34,488	25,100	61,231	49,284
Depreciation and amortization	9,588	8,020	18,344	16,355
Loss on sale or disposal of assets and other	—	17	87	25
Total operating expenses	192,195	144,204	354,553	287,667
Operating income	67,843	34,248	128,451	76,189
Interest expense	8,354	3,281	16,520	6,428
Interest income	(2,587)	(1,875)	(7,401)	(3,968)
Equity in net income of unconsolidated affiliates	(1,166)	(1,505)	(2,989)	(2,980)
Other (income) expense	(2,244)	(65)	(2,336)	913
Income before income taxes	65,486	34,412	124,657	75,796
Income tax expense	15,902	9,022	30,769	19,390
Consolidated net income	49,584	25,390	93,888	56,406
Consolidated net (income) attributable to non-controlling interest	(481)	—	(481)	—
Consolidated net income attributable to EZCORP	$49,103	$25,390	$93,407	$56,406

Basic earnings per share attributable to EZCORP	$0.80	$0.46	$1.52	$1.03
Diluted earnings per share attributable to EZCORP	$0.61	$0.33	$1.17	$0.74

Weighted-average basic shares outstanding	61,653	54,965	61,446	54,895
Weighted-average diluted shares outstanding	83,410	83,140	83,354	83,247
See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2026	2025	2026	2025

Consolidated net income	$49,584	$25,390	$93,888	$56,406
Other comprehensive income:
Foreign currency translation adjustment, net of income tax (expense) for our investment in unconsolidated affiliate of $178 and $(305) for the three months ended March 31, 2026, and 2025, respectively and $97 and $(199) for the six months ended March 31, 2026 and 2025, respectively.	(921)	884	2,938	(6,435)
Consolidated comprehensive income	48,663	26,274	96,826	49,971
Consolidated comprehensive (income) attributable to non-controlling interest	(481)	—	(481)	—
Comprehensive income attributable to EZCORP	$48,182	$26,274	$96,345	$49,971

See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total EZCORP Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2025	60,892	$609	$450,892	$612,687	$(38,703)	$1,025,485	$—	$1,025,485
Stock compensation	—	—	3,397	—	—	3,397	—	3,397
Release of restricted stock, net of shares withheld for taxes	803	8	(8)	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(6,346)	—	—	(6,346)	—	(6,346)
Foreign currency translation gain	—	—	—	—	3,859	3,859	—	3,859
Consolidated net income	—	—	—	44,304	—	44,304	—	44,304
Balances as of December 31, 2025	61,695	$617	$447,935	$656,991	$(34,844)	$1,070,699	$—	$1,070,699
Stock compensation	—	—	5,137	—	—	5,137	—	5,137
Release of restricted stock, net of shares withheld for taxes	52	1	(1)	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(1)	—	—	(1)	—	(1)
Foreign currency translation loss	—	—	—	—	(921)	(921)	—	(921)
Purchase and retirement of treasury stock	(155)	(2)	(1,599)	(2,407)	—	(4,008)	—	(4,008)
Non-controlling interest in Founders net assets at acquisition	—	—	—	—	—	—	21,435	21,435
Consolidated net income	—	—	—	49,103	—	49,103	481	49,584
Balances as of March 31, 2026	61,592	$616	$451,471	$703,687	$(35,765)	$1,120,009	$21,916	$1,141,925

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2024	54,553	$546	$348,366	$507,206	$(51,547)	$804,571
Stock compensation	—	—	2,597	—	—	2,597
Release of restricted stock, net of shares withheld for taxes	718	7	(7)	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(3,971)	—	—	(3,971)
Foreign currency translation loss	—	—	—	—	(7,319)	(7,319)
Purchase and retirement of treasury stock	(250)	(3)	(1,202)	(1,795)	—	(3,000)
Net income	—	—	—	31,016	—	31,016
Balances as of December 31, 2024	55,021	$550	$345,783	$536,427	$(58,866)	$823,894
Stock compensation	—	—	2,404	—	—	2,404
Release of restricted stock, net of shares withheld for taxes	76	1	(1)	—	—	—
Foreign currency translation loss	—	—	—	—	884	884
Purchase and retirement of treasury stock	(83)	(1)	(390)	(606)	—	(997)
Net income	—	—	—	25,390	—	25,390
Balances as of March 31, 2025	55,014	$550	$347,796	$561,211	$(57,982)	$851,575

See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended March 31,
(in thousands)	2026	2025

Operating activities:
Net income	$93,888	$56,406
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	18,344	16,355
Amortization of deferred financing costs	925	725
Non-cash lease expense	33,267	28,943
Deferred income taxes	(259)	10
Other adjustments	(897)	(1,241)
Provision for inventory reserve	(849)	39
Stock compensation expense	8,534	5,001
Equity in net income from investment in unconsolidated affiliates	(2,989)	(2,980)
Gain from remeasurement of previously held equity interest	(1,596)	—
Changes in operating assets and liabilities, net of business acquisitions:
Pawn service charges receivable	1,515	1,547
Inventory	(298)	(5,390)
Prepaid expenses, other current assets and other assets	(19,114)	444
Accounts payable, accrued expenses and other liabilities	(47,443)	(45,490)
Customer layaway deposits	3,537	9,640
Income taxes	1,044	(1,081)
Net cash provided by operating activities	87,609	62,928
Investing activities:
Loans made	(591,148)	(484,611)
Loans repaid	351,519	284,095
Recovery of pawn loan principal through sale of forfeited collateral	240,010	198,387
Capital expenditures	(17,910)	(13,966)
Acquisitions, net of cash acquired	(25,640)	(79)
Issuance of notes receivable	(9,000)	—
Investment in unconsolidated affiliate	(7,231)	(509)
Dividends from unconsolidated affiliates	1,810	1,902
Net cash used in investing activities	(57,590)	(14,781)
Financing activities:
Taxes paid related to net share settlement of equity awards	(6,347)	(3,971)
Proceeds from issuance of debt	—	300,000
Debt issuance cost	—	(5,310)
Payments on debt	(134,151)	—
Purchase and retirement of treasury stock	(4,008)	(3,997)
Payments of finance leases	(543)	(266)
Net cash (used in) provided by financing activities	(145,049)	286,456
Effect of exchange rate changes on cash and cash equivalents and restricted cash	379	328
Net (decrease) increase in cash, cash equivalents and restricted cash	(114,651)	334,931
Cash and cash equivalents and restricted cash at beginning of period	484,713	179,807
Cash and cash equivalents and restricted cash at end of period	$370,062	$514,738
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
EZCORP, Inc. (collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”) is a provider of pawn loans in the United States (“U.S.”), Latin America and the Caribbean. Pawn loans are non-recourse loans collateralized by tangible property. We also sell merchandise, primarily collateral forfeited from pawn lending operations and pre-owned merchandise purchased from customers.
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
We have recast the Condensed Consolidated Statements of Operations and segment contribution for prior periods to conform to this methodology. This resulted in a classification change of certain expenses totaling $5.5 million and $11.0 million from Store expenses to General and administrative for the three and six months ended March 31, 2025, respectively. Additionally, segment contribution no longer includes certain administrative allocations to segments; these costs are now included within Corporate. Refer to Note 11: Segment Information.
There was no impact to Total operating expenses, Operating income, or Consolidated net income on our Condensed Consolidated Statements of Operations.
As a result of the acquisition of Founders One, LLC ("Founders") and its subsidiary Simple Management Group, Inc. ("SMG") effective January 2, 2026, the composition of our reportable segments changed beginning in the second quarter of fiscal 2026. SMG is now reported as a standalone reportable segment. Our equity interest in Cash Converters International Limited (“Cash Converters”) is now included within Corporate, and the Other Investments segment has been eliminated. Prior period segment information has been recast to conform to the current presentation. Refer to Note 11: Segment Information.
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the six months ended March 31, 2026 from the policies described in our 2025 Annual Report.

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
Merchandise Sales Revenues Recognition
Customer layaway deposits are recorded as liabilities when a customer provides a deposit for merchandise. Upon cancellation, customer layaway deposits are generally refundable, less a cancellation fee, via credit slip. Our customer layaway deposits balance as of March 31, 2026, 2025 and September 30, 2025 was $39.5 million, $31.0 million and $33.9 million, respectively, and are generally recognized as revenues within a one-year period.
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
NOTE 2: ACQUISITIONS
Founders One Acquisition
On January 2, 2026, we acquired a controlling interest in Founders by exchanging our existing $45.0 million preferred equity investment and $15.0 million demand promissory note into common equity and contributing an additional $4.4 million in cash. We now own 87.7% of Founders' outstanding common equity. At the time of acquisition, Founders, through its subsidiary SMG, operated 105 pawn stores in the United States and 11 additional countries, primarily under the names "La Familia Pawn and Jewelry" and "CashWiz." Founders holds 85.1% ownership interest in SMG. The acquisition advances our strategy to expand our global pawn operations by consolidating our interest in an established multi-country platform and existing operational infrastructure. Following the departure of the SMG CEO in April, we have assumed direct operational management of SMG.
This transaction was accounted for as a business combination achieved in stages. Immediately prior to the acquisition date, we remeasured our previously held preferred equity investment to its acquisition-date fair value of $46.6 million, resulting in a pre-tax gain of $1.6 million recognized in Other (income) expense in our Condensed Consolidated Statements of Operations during the three months ended March 31, 2026. The acquisition-date fair value of the previously held preferred equity interest was determined using the income approach (discounted cash flow method) and the market approach (guideline public company method). The value attributable to the preferred equity class was determined using an option pricing model, with significant inputs including expected volatility, a risk-free rate, and an estimated time to liquidity.
Our previously held demand promissory note was remeasured to its acquisition-date fair value of $15.0 million, with no gain or loss recognized. In connection with the acquisition, a demand promissory note with a principal balance of $15.0 million and accrued interest of $3.9 million previously held by us at the Founders level was repaid through proceeds of a new debt facility entered into by SMG. This repayment represented the settlement of a pre-existing creditor relationship and was accounted for separately from the business combination. The settlement amount was determined based on the carrying value of the note, which approximated fair value due to its demand nature and market interest rate. No gain or loss resulted from the settlement, and no amount was recognized in our Condensed Consolidated Statements of Operations.
This transaction qualifies as a business combination under ASC 805 due to the acquisition of an integrated set of inputs and processes that are capable of generating outputs. The acquisition included an organized workforce, established pawn operations, and the intellectual property and operational systems across 105 stores. The assets acquired and liabilities assumed are based upon the fair values at the date of acquisition. The excess of the aggregate of consideration transferred, the acquisition-date fair value of previously held interests, and the fair values of noncontrolling interests over the estimated fair value of net identifiable liabilities assumed has been recorded as goodwill.

The purchase price allocation is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$14,345
Pawn loans	33,982
Pawn service charges receivable	4,843
Inventory	22,535
Prepaid expenses and other current assets	5,619
Property and equipment	10,814
Right-of-use assets	26,465
Tradenames	60,900
Total assets acquired	179,503

Liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	$22,494
Long-term debt	150,339
Operating lease liabilities	26,465
Deferred tax liability	16,260
Total liabilities assumed	215,558

Net liabilities assumed	$(36,055)

Goodwill was calculated as follows (in thousands):

Consideration transferred	$4,350
Fair value of previously held preferred equity interest	46,595
Fair value of previously held demand promissory note	15,000
Fair value of noncontrolling interest in Founders	8,849
Fair value of noncontrolling interest in SMG	12,586
Total	87,380
Less: net identifiable liabilities assumed	(36,055)
Goodwill	$123,435
The fair values of the noncontrolling interests in Founders and SMG were determined using a combination of the income approach (discounted cash flow method) and the market approach (guideline public company method), with significant inputs including projected cash flows, a discount rate, and market multiples.
In connection with the acquisition, we entered into a three-year senior secured intercompany debt facility with SMG providing $156.4 million in funding at 13% per annum. SMG used the facility proceeds to retire its pre-existing third-party debt, which is reflected as assumed debt in the purchase price allocation above. The cash outflow is presented within “Payments of debt” on the Condensed Consolidated Statements of Cash Flows. This intercompany facility eliminates upon consolidation.
The factors contributing to the recognition of goodwill, which is recorded in our SMG segment, include the value of SMG's assembled workforce, established multi-country store network, and expected synergies with our existing U.S. and Latin America pawn operations. None of the goodwill resulting from this business combination is expected to be deductible for income tax purposes.
The tradenames acquired have been assigned indefinite useful lives and will not be amortized. They will be tested for impairment at least annually in accordance with ASC 350.
The purchase price allocation presented above is preliminary. The fair values of tradenames, certain payroll related liabilities, and deferred taxes have not been finalized. All other amounts are also subject to adjustment during the measurement period as additional information is obtained about facts and circumstances that existed as of the acquisition date. No measurement period adjustments were recorded during the three months ended March 31, 2026.
The results of this acquisition have been included in our Condensed Consolidated Financial Statements from January 2, 2026 and are reported in our SMG segment. The acquired business contributed revenues of $51.3 million and income before income tax of $8.8 million for the period from January 2, 2026 through March 31, 2026.

During the six months ended March 31, 2026, we incurred total acquisition costs of approximately $0.6 million related to the Founders acquisition. Cumulative acquisition-related costs incurred through March 31, 2026 were approximately $1.5 million. The acquisition costs were primarily related to legal, accounting and consulting services, were expensed as incurred and are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.
Founders and SMG are variable interest entities, as neither entity has sufficient equity at risk to finance its activities without additional subordinated financial support. We are now the primary beneficiary of both entities and directly or indirectly hold a majority voting interest in each. We determined that we are the primary beneficiary based on our role as sole Manager of Founders, which controls SMG's board of directors, and our obligation to absorb losses or receive benefits through our 87.7% equity interest in Founders and related lending arrangements. Founders is a holding entity whose sole asset is its equity interest in SMG, which eliminates upon consolidation. SMG is the operating entity whose assets and liabilities are included in our Condensed Consolidated Financial Statements. As SMG meets the definition of a business, we indirectly hold a majority voting interest through Founders, which owns 85.1% of SMG's outstanding common stock, and SMG's assets can be used for purposes other than the settlement of its obligations, certain incremental VIE disclosures are not required in accordance with ASC 810-10-50-5B. The third-party member of Founders holds 12.3% of Founders' outstanding common equity. Third-party shareholders hold 14.9% of SMG's outstanding common stock. These noncontrolling interests are presented separately within Stockholders’ equity on our Condensed Consolidated Balance Sheets.
El Bufalo Pawn Acquisition
On January 12, 2026, we acquired the business operations of 12 pawn stores in Texas, primarily in the Laredo area, operating under the name "El Bufalo Pawn," from LBP, L.P. and certain individual sellers. The total consideration was approximately $27.8 million in cash, of which approximately $1.4 million was retained for standard indemnification purposes and is expected to be paid within twelve months of the acquisition date. The retained payment is included in Accounts payable, accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets as of March 31, 2026.
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
The final purchase price allocation is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$146
Pawn loans	3,421
Pawn service charges receivable	617
Inventory	3,173
Property and equipment	60
Intangible assets - Trade names	4,100
Right-of-use assets	7,122
Other assets	62
Goodwill	19,153
Total assets acquired	37,854

Liabilities assumed:
Customer layaway deposits	$733
Operating lease liabilities	9,302
Total liabilities assumed	10,035

Total consideration	27,819
Retained Payment	(1,375)
Cash Paid	$26,444
The factors contributing to the recognition of goodwill, which is recorded in our U.S. Pawn segment, were based on several strategic benefits we expect to realize from the acquisition, including expansion of our store base in the Laredo market and the ability to further leverage our pawn expertise. We expect all of the goodwill resulting from this business combination will be deductible for income tax purposes.

The results of this acquisition have been included in our Condensed Consolidated Financial Statements from January 12, 2026 and are reported in our U.S. Pawn segment. The acquired business contributed revenues of $2.7 million and income before income tax of $0.6 million for the period from January 12, 2026 through March 31, 2026.
During the six months ended March 31, 2026, total acquisition costs were immaterial. The acquisition costs were primarily related to legal, accounting and consulting services, were expensed as incurred and are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.
Unaudited Supplementary Pro Forma Financial Information
The following unaudited pro forma summary presents consolidated information for us as if both business combinations described in this note had occurred on October 1, 2024. The pro forma information is not necessarily indicative of our results of operations had the acquisitions been completed on the above date, nor is it necessarily indicative of our future results. The pro forma information does not reflect any cost savings from operating efficiencies or synergies that could result from the acquisitions, nor does it reflect additional revenue opportunities following the acquisitions.

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2026	2025	2026	2025

Total revenues	$446,881	$348,632	$883,357	$719,361
Consolidated net income	$48,336	$21,497	$88,213	$45,741
Pro forma net income for the three and six months ended March 31, 2026 was adjusted to exclude the $1.6 million gain on remeasurement of the previously held equity interest in Founders and approximately $0.7 million of acquisition-related costs directly attributable to the acquisitions. Pro forma net income for the three and six months ended March 31, 2025 was adjusted to include these amounts. These pro forma amounts have been calculated after applying the Company's accounting policies.
NOTE 3: GOODWILL
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in thousands)	U.S. Pawn	Latin America Pawn	SMG	Consolidated

Balance as of September 30, 2025	$268,063	$56,826	$—	$324,889
Acquisitions(a)	22,638	1,689	123,435	147,762
Effect of foreign currency translation changes	—	862	—	862
Balance as of March 31, 2026	$290,701	$59,377	$123,435	$473,513
(a) Amount includes goodwill recognized in connection with acquisitions during the six months ended March 31, 2026 that were immaterial, individually and in the aggregate, and we have therefore omitted certain disclosures in this Form 10-Q.

(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balance as of September 30, 2024	$264,428	$42,050	$306,478
Effect of foreign currency translation changes	—	(1,239)	(1,239)
Balance as of March 31, 2025	$264,428	$40,811	$305,239

NOTE 4: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands, except per share amounts)	2026	2025	2026	2025

Basic earnings per common share:
Consolidated net income	$49,584	$25,390	$93,888	$56,406
Consolidated net (income) attributable to non-controlling interest	(481)	—	(481)	—
Consolidated net income attributable to EZCORP - basic	49,103	25,390	93,407	56,406
Weighted shares outstanding - basic	61,653	54,965	61,446	54,895
Basic earnings per common share attributable to EZCORP	$0.80	$0.46	$1.52	$1.03

Diluted earnings per common share:
Consolidated net income attributable to EZCORP - basic	$49,103	$25,390	$93,407	$56,406
Add: Convertible Notes interest expense, net of tax (a)	1,850	2,405	3,728	4,844
Consolidated net income attributable to EZCORP - diluted	$50,953	$27,795	$97,135	$61,250
Weighted shares outstanding - basic	61,653	54,965	61,446	54,895
Equity-based compensation awards - effect of dilution (b)	1,280	1,196	1,431	1,373
Convertible Notes - effect of dilution (c)	20,477	26,979	20,477	26,979
Weighted shares outstanding - diluted	83,410	83,140	83,354	83,247
Diluted earnings per common share attributable to EZCORP	$0.61	$0.33	$1.17	$0.74

Potential common shares excluded from the calculation of diluted earnings per common share above:
Restricted stock (d)	1,462	1,424	1,463	1,433

(a)    The Company’s convertible debt for the three and six months ended March 31, 2026 consists of the 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”) and, for the three and six months ended March 31, 2025, also includes the 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”).
(b)    Includes time-based share-based awards and performance-based awards for which targets for fiscal year tranches have been achieved and vesting is subject only to achievement of service conditions.
(c)    Approximately 6.5 million of weighted average shares were included for the three and six months ended March 31, 2025 related to the 2025 Convertible Notes, which were settled in the third quarter of fiscal 2025 with a combination of cash and shares.
(d)    Includes antidilutive share-based awards as well as performance-based share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

NOTE 5: LEASES
We determine if a contract contains a lease at inception. Our lease portfolio consists primarily of operating leases for pawn store locations and corporate offices with lease terms ranging from five to ten years and finance leases for vehicles with lease terms ranging from two to five years.
The table below presents balances of our lease assets and liabilities and their balance sheet locations for both operating and financing leases:

(in thousands)	Balance Sheet Location	March 31, 2026	March 31, 2025	September 30, 2025
Lease assets:
Operating lease right-of-use assets	Right-of-use assets	$269,742	$229,878	$236,462
Financing lease assets	Other assets, net	1,102	1,256	1,075
Total lease assets		$270,844	$231,134	$237,537

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$68,041	$58,855	$61,228
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	752	589	643
Total current lease liabilities		$68,793	$59,444	$61,871

Non-current:
Operating lease liabilities	Operating lease liabilities	$211,956	$182,873	$184,736
Financing lease liabilities	Other long-term liabilities	481	798	573
Total non-current lease liabilities		$212,437	$183,671	$185,309
Total lease liabilities		$281,230	$243,115	$247,180
The table below provides major components of our lease costs:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2026	2025	2026	2025

Operating lease cost:
Operating lease cost*	$23,249	$18,244	$44,110	$38,213
Variable lease cost	6,693	5,759	11,726	9,052
Total operating lease cost	$29,942	$24,003	$55,836	$47,265

Financing lease cost:
Amortization of financing lease assets	$178	$143	$335	$282
Interest on financing lease liabilities	35	41	72	85
Total financing lease cost	$213	$184	$407	$367
Total lease cost	$30,155	$24,187	$56,243	$47,632

* Includes reductions for sublease rental income for the three and six-month periods ended March 31, 2026 and 2025 of $0.6 million and $0.6 million, and $1.4 million and $1.3 million, respectively.
Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in “Store expenses” and “General and administrative” under Operating expenses, based on the underlying lease use. Cash paid for operating leases for the three and six-month periods ended March 31, 2026 and 2025, was $23.4 million and $20.0 million, and $44.7 million and $40.0 million, respectively.

The weighted-average term and discount rates for leases are as follows:

	Six Months Ended March 31,
	2026	2025
Weighted-average remaining lease term (years):
Operating leases	5.30	5.01
Financing leases	2.07	2.31

Weighted-average discount rate:
Operating leases	8.41%	8.56%
Financing leases	12.08%	11.14%

As of March 31, 2026, maturities of lease liabilities under ASC 842 by fiscal year were as follows:

(in thousands)	Operating Leases	Financing Leases
Remaining 2026	$44,872	$452
Fiscal 2027	81,890	627
Fiscal 2028	64,339	167
Fiscal 2029	48,305	119
Fiscal 2030	34,436	37
Thereafter	75,914	—
Total lease liabilities	$349,756	$1,402
Less: portion representing imputed interest	69,759	169
Total net lease liabilities	$279,997	$1,233
Less: current portion	68,041	752
Total long-term net lease liabilities	$211,956	$481
We recorded $65.3 million and $34.0 million in non-cash additions to our operating right-of-use assets and lease liabilities for the six months ended March 31, 2026 and 2025, respectively.
NOTE 6: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of March 31, 2026, we owned approximately 43.7% of Cash Converters. We acquired our original investment in November 2009 and have increased our ownership through the acquisition of additional shares periodically since that time. During the six months ended March 31, 2026, we acquired an additional 35,780,747 shares for $7.1 million bringing our total shares owned to 309,719,904 shares. This additional investment did not increase our ownership percentage in Cash Converters.
We received cash dividends from Cash Converters of $1.8 million and $1.9 million during the six months ended March 31, 2026 and 2025, respectively.
During the three and six-month periods ended March 31, 2026 and 2025, we recorded our share of income of $1.0 million and $1.9 million, and $2.9 million and $3.5 million, respectively, from Cash Converters, included in “Equity in net income of unconsolidated affiliates” in the Condensed Consolidated Statements of Operations.
See Note 7: Fair Value Measurements for the fair value and carrying value of our investment in Cash Converters.
Founders One, LLC
In fiscal 2022, we invested $15.0 million in exchange for a non-redeemable voting participating preferred equity interest in Founders, a then newly-formed entity with one other member. In fiscal 2023, we contributed an additional $15.0 million associated with our preferred interest and loaned Founders $15.0 million in exchange for a Demand Promissory Note secured by the common interest held by the other member. In fiscal 2024, we contributed an additional $15.0 million associated with our preferred interest, bringing our total preferred equity investment in Founders to $45.0 million.

On January 2, 2026 we acquired a controlling interest in Founders through a combination of the exchange of our preferred equity investment in Founders, conversion of a Demand Promissory Note, and cash on hand, see Note 2: Acquisitions. In prior periods, our preferred equity investment in Founders, a variable interest entity, was accounted for utilizing the measurement alternative within ASC 321, Investments — Equity Securities and presented in “Other investments” in our Condensed Consolidated Balance Sheets.
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

	Carrying Value	Estimated Fair Value
	March 31, 2026	March 31, 2026	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Investments in unconsolidated affiliates	$26,093	$61,839	$60,459	$—	$1,380
Financial liabilities:
2029 Convertible Notes	$225,751	$558,257	$—	$558,257	$—
2032 Senior Notes	293,250	313,420	—	313,420	—

	Carrying Value	Estimated Fair Value
	March 31, 2025	March 31, 2025	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$16,921	$16,921	$—	$—	$16,921
Investments in unconsolidated affiliates	13,967	42,199	41,349	—	850
Financial liabilities:
2025 Convertible Notes	$103,325	$104,024	$—	$104,024	$—
2029 Convertible Notes	224,723	338,089	—	338,089	—
2032 Senior Notes	292,465	305,117	—	305,117	—

	Carrying Value	Estimated Fair Value
	September 30, 2025	September 30, 2025	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$24,369	$24,369	$—	$—	$24,369
Investments in unconsolidated affiliates	18,123	59,729	58,573	—	1,156
Financial liabilities:
2029 Convertible Notes	$225,258	$422,931	$—	$422,931	$—
2032 Senior Notes	292,818	320,734	—	320,734	—

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
NOTE 8: DEBT
The following table presents the Company's debt instruments outstanding:

	March 31, 2026			March 31, 2025			September 30, 2025
(in thousands)	Gross Amount	Deferred Financing Costs	Carrying Amount	Gross Amount	Deferred Financing Costs	Carrying Amount	Gross Amount	Deferred Financing Costs	Carrying Amount

2032 Senior Notes	$300,000	$(6,750)	$293,250	$300,000	$(7,535)	$292,465	$300,000	$(7,182)	$292,818
2029 Convertible Notes	230,000	(4,249)	225,751	230,000	(5,277)	224,723	230,000	(4,742)	225,258
2025 Convertible Notes	—	—	—	103,373	(48)	103,325	—	—	—
Total	$530,000	$(10,999)	$519,001	$633,373	$(12,860)	$620,513	$530,000	$(11,924)	$518,076
Less current portion	—	—	—	103,373	(48)	103,325	—	—	—
Total long-term debt	$530,000	$(10,999)	$519,001	$530,000	$(12,812)	$517,188	$530,000	$(11,924)	$518,076
The following table presents the Company’s interest expense related to its debt for the three and six months ended March 31, 2026 and 2025:

	Three Months Ended March 31,		Six Months Ended March 31,
(in thousands)	2026	2025	2026	2025

2032 Senior Notes:
Contractual interest expense	$5,531	$184	$11,063	$184
Amortization of deferred financing costs	218	7	432	7
Total interest expense	$5,749	$191	$11,495	$191

2029 Convertible Notes:
Contractual interest expense	$2,156	$2,157	$4,313	$4,313
Amortization of deferred financing costs	228	217	493	466
Total interest expense	$2,384	$2,374	$4,806	$4,779

2025 Convertible Notes:
Contractual interest expense	$—	$614	$—	$1,228
Amortization of deferred financing costs	—	119	—	252
Total interest expense	$—	$733	$—	$1,480
As of March 31, 2026, the Company was in compliance with all covenants related to the 2032 Senior Notes.
The reported sale price of our Class A Common Stock was greater than or equal to 130% of the applicable conversion price for the 2029 Convertible Notes for at least 20 trading days in the 30 consecutive trading days ended on March 31, 2026. As a result, the 2029 Convertible Notes are convertible at the option of the holders during the fiscal quarter ending June 30, 2026.

NOTE 9: COMMON STOCK AND STOCK COMPENSATION
Common Stock Repurchase Program
On November 11, 2025, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50 million of our Class A Non-Voting common shares over the next three years (the “2026 Common Stock Repurchase Program”). During the three months ended March 31, 2026, the Company repurchased and retired 155,838 of our Class A Common Stock for $4.0 million under the 2026 Common Stock Repurchase Program. During the three months ended December 31, 2025, the Company did not repurchase any shares under this program.
The Board previously authorized a repurchase program on May 3, 2022 (the “2022 Common Stock Repurchase Program”) which expired on May 3, 2025. The 2022 Common Stock Repurchase Program authorized the repurchase of up to $50 million of our Class A Common Stock over three years. During the three and six-month periods ended March 31, 2025, the Company repurchased and retired 82,136 shares for $1.0 million, and 332,599 shares for $4.0 million, respectively, under the 2022 Common Stock Repurchase Program.
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
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2025	2,321,840	$8.85
Granted	868,426	15.69
Released	(1,223,562)	9.26
Cancelled	(14,358)	12.16
Outstanding as of March 31, 2026	1,952,346	$11.61

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
As a result of the acquisition of Founders and SMG effective January 2, 2026, the composition of our reportable segments changed beginning in the second quarter of fiscal 2026. Refer to Note 2: Acquisitions for further details. SMG is now reported as a standalone reportable segment. Our equity interest in CCV is now included within Corporate as it is not a reportable segment. Prior period segment information has been recast to reclassify CCV equity income and interest income from notes receivable from Founders from the "Other Investments" segment to Corporate. Because SMG was not a consolidated subsidiary prior to January 2, 2026, no SMG segment results prior to January 2, 2026 exist in our consolidated financial statements.
We currently report our segments as follows:
•U.S. Pawn — all pawn activities in the United States, except for SMG;
•Latin America Pawn — all pawn activities in Mexico and other parts of Latin America, except for SMG; and
•SMG — all pawn activities of Simple Management Group, Inc.
Corporate items include administrative expenses, depreciation and amortization, loss (gain) on sale or disposal of assets, interest income and expense, equity in net income of unconsolidated affiliates, and other (income) expense, and are not allocated between the segments. There are no inter-segment revenues presented below, and the amounts below were determined in accordance with the same accounting principles used in our consolidated financial statements.
The following income (loss) before income taxes tables present revenue for each reportable segment, disaggregated revenue within our reportable segments and Corporate, segment profits and segment contribution.

	Three Months Ended March 31, 2026
(in thousands)	U.S. Pawn	Latin America Pawn	SMG	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$127,884	$68,762	$17,819	$214,465	$—	$214,465
Jewelry scrap sales	55,490	6,640	19,110	81,240	—	81,240
Pawn service charges	98,770	37,976	14,382	151,128	—	151,128
Other revenues	32	16	—	48	—	48
Total revenues	282,176	113,394	51,311	446,881	—	446,881
Merchandise cost of goods sold	79,647	45,227	11,914	136,788	—	136,788
Jewelry scrap cost of goods sold	32,658	4,137	13,260	50,055	—	50,055
Gross profit	169,871	64,030	26,137	260,038	—	260,038
Segment and corporate expenses (income):
Store expenses	88,982	42,523	16,614	148,119	—	148,119
General and administrative	—	—	—	—	34,488	34,488
Depreciation and amortization	2,809	2,733	674	6,216	3,372	9,588
Interest expense	—	—	—	—	8,354	8,354
Interest income	—	—	—	—	(2,587)	(2,587)
Equity in net income of unconsolidated affiliates	—	—	—	—	(1,166)	(1,166)
Other (income) expense	—	(343)	38	(305)	(1,939)	(2,244)
Segment contribution	$78,080	$19,117	$8,811	$106,008
Income (loss) before income taxes				$106,008	$(40,522)	$65,486

	Three Months Ended March 31, 2025
(in thousands)	U.S. Pawn	Latin America Pawn	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$116,915	$52,552	$169,467	$—	$169,467
Jewelry scrap sales	16,898	4,040	20,938	—	20,938
Pawn service charges	87,548	28,323	115,871	—	115,871
Other revenues	24	16	40	—	40
Total revenues	221,385	84,931	306,316	—	306,316
Merchandise cost of goods sold	74,772	36,783	111,555	—	111,555
Jewelry scrap cost of goods sold	13,235	3,074	16,309	—	16,309
Gross profit	133,378	45,074	178,452	—	178,452
Segment and corporate expenses (income):
Store expenses	81,718	29,349	111,067	—	111,067
General and administrative	—	—	—	25,100	25,100
Depreciation and amortization	2,682	1,989	4,671	3,349	8,020
Loss on sale or disposal of assets and other	17	—	17	—	17
Interest expense	—	—	—	3,281	3,281
Interest income (a)	—	—	—	(1,875)	(1,875)
Equity in net income of unconsolidated affiliates (b)	—	—	—	(1,505)	(1,505)
Other (income) expense	4	(137)	(133)	68	(65)
Segment contribution	$48,957	$13,873	$62,830
Income (loss) before income taxes			$62,830	$(28,418)	$34,412

(a)
Interest income includes $0.6 million of interest income from notes receivable from Founders, which has been recast from the "Other Investments" segment to Corporate to conform to the current period presentation.

(b)
Equity in net income of unconsolidated affiliates includes $1.9 million of equity income from CCV, which has been recast from the "Other Investments" segment to Corporate to conform to the current period presentation.

	Six Months Ended March 31, 2026
(in thousands)	U.S. Pawn	Latin America Pawn	SMG	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$266,926	$139,867	$17,819	$424,612	$—	$424,612
Jewelry scrap sales	91,005	11,034	19,110	121,149	—	121,149
Pawn service charges	193,944	74,719	14,382	283,045	—	283,045
Other revenues	61	33	—	94	—	94
Total revenues	551,936	225,653	51,311	828,900	—	828,900
Merchandise cost of goods sold	165,334	92,296	11,914	269,544	—	269,544
Jewelry scrap cost of goods sold	56,022	7,070	13,260	76,352	—	76,352
Gross profit	330,580	126,287	26,137	483,004	—	483,004
Segment and corporate expenses (income):
Store expenses	176,148	82,129	16,614	274,891	—	274,891
General and administrative	—	—	—	—	61,231	61,231
Depreciation and amortization	5,532	5,268	674	11,474	6,870	18,344
Loss on sale or disposal of assets and other	87	—	—	87	—	87
Interest expense	—	—	—	—	16,520	16,520
Interest income (c)	—	—	—	—	(7,401)	(7,401)
Equity in net income of unconsolidated affiliates (d)	—	—	—	—	(2,989)	(2,989)
Other (income) expense	—	(366)	38	(328)	(2,008)	(2,336)
Segment contribution	$148,813	$39,256	$8,811	$196,880
Income (loss) before income taxes				$196,880	$(72,223)	$124,657

(c)
Interest income includes $1.0 million of interest income from notes receivable from Founders recorded in the first quarter of fiscal 2026, which has been recast from the "Other Investments" segment to Corporate to conform to the current period presentation.

(d)
Equity in net income of unconsolidated affiliates includes $1.8 million of equity income from CCV recorded in the first quarter of fiscal 2026, which has been recast from the "Other Investments" segment to Corporate to conform to the current period presentation.

	Six Months Ended March 31, 2025
(in thousands)	U.S. Pawn	Latin America Pawn	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$245,715	$110,095	$355,810	$—	$355,810
Jewelry scrap sales	32,396	5,274	37,670	—	37,670
Pawn service charges	175,424	57,499	232,923	—	232,923
Other revenues	51	32	83	—	83
Total revenues	453,586	172,900	626,486	—	626,486
Merchandise cost of goods sold	156,328	77,051	233,379	—	233,379
Jewelry scrap cost of goods sold	25,203	4,048	29,251	—	29,251
Gross profit	272,055	91,801	363,856	—	363,856
Segment and corporate expenses (income):
Store expenses	163,199	58,804	222,003	—	222,003
General and administrative	—	—	—	49,284	49,284
Depreciation and amortization	5,399	4,035	9,434	6,921	16,355
Loss on sale or disposal of assets and other	17	8	25	—	25
Interest expense	—	—	—	6,428	6,428
Interest income (e)	—	—	—	(3,968)	(3,968)
Equity in net income of unconsolidated affiliates (f)	—	—	—	(2,980)	(2,980)
Other (income) expense	(7)	(208)	(215)	1,128	913
Segment contribution	$103,447	$29,162	$132,609
Income (loss) before income taxes			$132,609	$(56,813)	$75,796

(e)
Interest income includes $1.2 million of interest income from notes receivable from Founders, which has been recast from the "Other Investments" segment to Corporate to conform to the current period presentation.

(f)
Equity in net income of unconsolidated affiliates includes $3.5 million of equity income from CCV, which has been recast from the "Other Investments" segment to Corporate to conform to the current period presentation.

The following table presents separately identified segment assets:

(in thousands)	Pawn Loans	Inventory	Total

Assets as of March 31, 2026
U.S. Pawn	$230,478	$188,207	$418,685
Latin America Pawn	86,260	61,659	147,919
SMG	32,630	26,097	58,727
Total segment assets			$625,331
Total other assets			1,501,426
Total consolidated assets			$2,126,757

Assets as of March 31, 2025
U.S. Pawn	$199,418	$156,816	$356,234
Latin America Pawn	62,412	50,967	113,379
Total segment assets			$469,613
Total other assets			1,360,015
Total consolidated assets			$1,829,628

Assets as of September 30, 2025
U.S. Pawn	$233,774	$185,640	$419,414
Latin America Pawn	73,722	62,817	136,539
Total segment assets			$555,953
Total other assets			1,395,256
Total consolidated assets			$1,951,209

NOTE 12: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	March 31, 2026	March 31, 2025	September 30, 2025

Gross pawn service charges receivable	$67,090	$54,024	$63,348
Allowance for uncollectible pawn service charges receivable	(14,059)	(11,701)	(14,615)
Pawn service charges receivable, net	$53,031	$42,323	$48,733

Gross inventory	$279,303	$211,191	$252,049
Inventory reserves	(3,340)	(3,408)	(3,592)
Inventory, net	$275,963	$207,783	$248,457

Prepaid expenses and other	$15,698	$3,740	$9,429
Accounts receivable and other	34,173	15,912	15,106
Notes receivable	—	17,575	24,369
Income taxes prepaid and receivable	8,680	3,056	2,317
Prepaid expenses and other current assets	$58,551	$40,283	$51,221

Property and equipment, gross	$338,530	$284,008	$310,278
Accumulated depreciation	(251,636)	(219,858)	(234,947)
Property and equipment, net	$86,894	$64,150	$75,331

Accounts payable	$24,827	$14,927	$22,923
Accrued payroll	25,411	15,538	19,063
Incentive accrual	18,025	9,554	20,068
Accrued interest payable	13,578	3,723	13,763
Other payroll related expenses	6,826	4,132	5,704
Accrued sales and VAT taxes	5,432	4,035	4,377
Accrued income taxes payable	12,913	4,938	5,515
Other current liabilities	17,173	13,996	14,030
Accounts payable, accrued expenses and other current liabilities	$124,185	$70,843	$105,443
The following table provides supplemental disclosure of condensed consolidated statements of cash flows information:

	Six Months Ended March 31,
(in thousands)	2026	2025

Supplemental disclosure of cash flow information
Cash and cash equivalents at beginning of period	$469,524	$170,513
Short-term restricted cash at beginning of period	525	9,294
Long-term restricted cash at beginning of period	14,664	—
Total cash and cash equivalents and restricted cash at beginning of period	$484,713	$179,807

Cash and cash equivalents at end of period	$354,175	$505,239
Short-term restricted cash at end of period	958	9,499
Long-term restricted cash at end of period	14,929	—
Total cash and cash equivalents and restricted cash at end of period	$370,062	$514,738

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$239,951	$210,786
Accrued acquisition consideration	$1,650	$—
Conversion of promissory note to equity	$15,000	$—
Fair value of preferred equity investment converted to equity in Founders	$46,600	$—
Accrued debt issuance costs	$—	$2,231

NOTE 13: SUBSEQUENT EVENTS
Maple Empeños Acquisition
On April 17, 2026, we acquired the assets of 32 pawn store locations in Guatemala operating under the name "Maple Empeños" for approximately $6.0 million. The preliminary purchase price allocation for this transaction has not yet been completed and is based on preliminary estimates that are subject to change as additional information becomes available. Final amounts, including tangible assets, identifiable intangible assets, if any, and goodwill, will be disclosed in accordance with ASC 805 in future filings.

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
Acquisition of Founders One, LLC
On January 2, 2026, we acquired a controlling interest in Founders One, LLC ("Founders"), which through its subsidiary, Simple Management Group, Inc. ("SMG"), operated 105 pawn stores in the U.S. and 11 additional countries at the time of acquisition. This transaction expands our geographic footprint in attractive markets, including Florida and Puerto Rico and provides a platform for domestic and international growth. Following the transaction, we own 87.7% of Founders, which controls SMG with an 85.1% ownership interest. SMG's results are consolidated in our financial statements from January 2, 2026 and are reported within our SMG segment.

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

Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit (“Merchandise sales GP”) and jewelry scrap gross profit (“Jewelry Scrap GP”) for the three and six months ended March 31, 2026 and 2025:

The following chart presents sources of gross profit by geographic disbursement for the three and six months ended March 31, 2026 and 2025:

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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. In addition, we have an equity method investment that is denominated in Australian dollars and is translated into U.S. dollars. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and six months ended March 31, 2026 and 2025 were as follows:

	March 31,		Three Months Ended March 31,		Six Months Ended March 31,
	2026	2025	2026	2025	2026	2025

Mexican peso	18.0	20.4	17.6	20.4	17.9	20.3
Guatemalan quetzal	7.5	7.6	7.5	7.6	7.5	7.5
Honduran lempira	26.3	25.2	26.2	25.2	26.1	25.0
Australian dollar	1.5	1.6	1.4	1.6	1.5	1.6

Operating Results
Segments
As a result of the acquisition of Founders and SMG effective January 2, 2026, the composition of our reportable segments changed beginning in the second quarter of fiscal 2026. Refer to Note 2: Acquisitions of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.” for further details. SMG is now reported as a standalone reportable segment. Our equity interest in CCV is now included within Corporate. Prior period segment information has been recast to reclassify CCV equity income and interest income from notes receivable from Founders from the "Other Investments" segment to Corporate. Because SMG was not a consolidated subsidiary in any prior period presented, no prior period SMG segment results exist in our consolidated financial statements.
We currently report our segments as follows:
•U.S. Pawn — all pawn activities in the United States, except for SMG;
•Latin America Pawn — all pawn activities in Mexico and other parts of Latin America, except for SMG; and
•SMG — all pawn activities of Simple Management Group, Inc.
Store Count by Segment

	Six Months Ended March 31, 2026
	U.S. Pawn	Latin America Pawn	SMG	Consolidated

As of September 30, 2025	545	815	—	1,360
New locations opened	—	7	—	7
Locations acquired	3	14	—	17
Locations combined or closed	(1)	—	—	(1)
As of December 31, 2025	547	836	—	1,383
New locations opened	—	4	2	6
Locations acquired	12	—	105	117
As of March 31, 2026	559	840	107	1,506

	Six Months Ended March 31, 2025
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2024	542	737	1,279
New locations opened	—	4	4
As of December 31, 2024	542	741	1,283
New locations opened	—	9	9
Locations acquired	—	1	1
Locations combined or closed	—	(9)	(9)
As of March 31, 2025	542	742	1,284

Three Months Ended March 31, 2026 vs. Three Months Ended March 31, 2025

These tables, as well as the discussion that follows, should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended March 31,		Change
(in thousands)	2026	2025

Gross profit:
Pawn service charges	$98,770	$87,548	13%

Merchandise sales	127,884	116,915	9%
Merchandise sales gross profit	48,237	42,143	14%
Gross margin on merchandise sales	37.7%	36.0%	170bps

Jewelry scrap sales	55,490	16,898	228%
Jewelry scrap sales gross profit	22,832	3,663	*
Gross margin on jewelry scrap sales	41.1%	21.7%	1,940bps

Other revenues	32	24	33%
Gross profit	169,871	133,378	27%

Segment operating expenses:
Store expenses	88,982	81,718	9%
Depreciation and amortization	2,809	2,682	5%
Loss on sale or disposal of assets and other	—	17	(100)%
Segment operating contribution	78,080	48,961	59%

Other expense (income)	—	4	(100)%
Segment contribution	$78,080	$48,957	59%

Other data:
Average monthly ending pawn loan balance per store (a)	$424	$390	9%
Monthly average yield on pawn loans outstanding	14%	14%	(13)bps
Pawn collateral - general merchandise (b)	31%	35%	(460)bps
Pawn collateral - jewelry (b)	69%	65%	460bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(b)	Prior period has been recast to conform to an updated allocation methodology implemented in the current period. The change was not material.

PLO ended the quarter at $230.5 million, an increase of 16% (13% on a same-store basis) due to increase in average loan size, strong loan demand and improved operational performance.
Net inventory increased 20% due to the increase in PLO, layaways and purchases. Inventory turnover remained consistent at 2.3x. Aged general merchandise decreased by 95 bps to 2.3%, or $0.9 million of total general merchandise inventory.
Total revenues and gross profit increased 27%, driven by increased jewelry scrap sales, PSC, and merchandise sales.
Pawn service charges increased 13% as a result of higher average PLO.
Merchandise sales increased 9% (7% on a same-store basis), and sales gross margin increased by 170bps to 38%.

Jewelry scrap sales increased 228%, and jewelry scrap sales gross margin increased from 22% to 41% due to increase in gold price and jewelry purchases.
Store expenses increased 9% (6% on a same-store basis) primarily due to increased labor, in line with store activity.
Segment contribution increased 59% to $78.1 million.
Segment store count increased by 12 to 559 due to the El Bufalo acquisition in the second quarter of fiscal 2026.
Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Constant Currency and Same-Store Financial Information.”

	Three Months Ended March 31,
(in thousands)	2026 (GAAP)	2025 (GAAP)	Change (GAAP)	2026 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$37,976	$28,323	34%	$34,186	21%

Merchandise sales	68,762	52,552	31%	61,448	17%
Merchandise sales gross profit	23,535	15,769	49%	20,982	33%
Gross margin on merchandise sales	34.2%	30.0%	420bps	34.1%	410bps

Jewelry scrap sales	6,640	4,040	64%	5,801	44%
Jewelry scrap sales gross profit	2,503	966	159%	2,184	126%
Gross margin on jewelry scrap sales	37.7%	23.9%	1,379bps	37.6%	1,374bps

Other revenues, net	16	16	—%	14	(13)%
Gross profit	64,030	45,074	42%	57,366	27%

Segment operating expenses:
Store expenses	42,523	29,349	45%	37,817	29%
Depreciation and amortization	2,733	1,989	37%	2,453	23%
Segment operating contribution	18,774	13,736	37%	17,096	24%

Other segment income	(343)	(137)	150%	(51)	(63)%
Segment contribution	$19,117	$13,873	38%	$17,147	24%

Other data:
Average monthly ending pawn loan balance per store (a)	$99	$81	22%	$89	10%
Monthly average yield on pawn loans outstanding	16%	16%	21bps	16%	—bps
Pawn collateral - general merchandise	52%	61%	(860)bps	51%	(960)bps
Pawn collateral - jewelry	48%	39%	860bps	49%	960bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2026 Change (GAAP)	2026 Change (Constant Currency)
Same-store data:
PLO	25%	15%
PSC	24%	12%
Merchandise Sales	21%	8%
Merchandise Sales Gross Profit	39%	24%
Store Expenses	33%	19%
PLO improved to $86.3 million, an increase of 38% (27% on constant currency basis). On a same-store basis, PLO increased 25% (15% increase on a constant currency basis) due to strong loan demand and improved operational performance.
Net inventory increased 21% (10% on a constant currency basis) due to an increase in PLO. Inventory turnover remained consistent at 3.2x. On a same-store basis, net inventory increased by 11% (consistent on a constant currency basis). Aged general merchandise decreased below 1% of total general merchandise inventory.
Total revenues increased 34% (19% on constant currency basis), and gross profit increased 42% (27% on a constant currency basis), primarily due to increased jewelry scrap sales, PSC, and merchandise sales.
PSC increased to $38.0 million, an increase of 34% (21% on a constant currency basis) as a result of higher average PLO.
Merchandise sales increased 31% (17% on constant currency basis) and increased 21% on a same-store basis (8% increase on a constant currency basis). Merchandise sales gross margin increased to 34% from 30%.
Jewelry scrap sales increased 64%, and jewelry scrap sales gross margin increased to 38% from 24% due to increase in gold price.
Store expenses increased 45% (29% increase on a constant currency basis) and increased 33% on a same-store basis (19% increase on a constant currency basis) due to increased labor, in line with store activity and minimum wage increases.
Segment contribution increased 38% to $19.1 million (24% on a constant currency basis).
Segment store count increased by 4 to 840 during the quarter due to the addition of 4 de novo stores.

SMG
The following table presents selected financial data for our SMG segment. As described above, SMG is consolidated in our financial statements beginning January 2, 2026; accordingly, prior period results do not include SMG operating results and period-over-period comparisons for this segment are not meaningful.

Three Months Ended March 31,
(in thousands)	2026

Gross profit:
Pawn service charges	$14,382

Merchandise sales	17,819
Merchandise sales gross profit	5,905
Gross margin on merchandise sales	33.1%

Jewelry scrap sales	19,110
Jewelry scrap sales gross profit	5,850
Gross margin on jewelry scrap sales	30.6%

Gross profit	26,137

Segment operating expenses:
Store expenses	16,614
Depreciation and amortization	674
Segment operating contribution	8,849

Other expense (income)	38
Segment contribution	$8,811

Other data:
Average monthly ending pawn loan balance per store (a)	$319
Monthly average yield on pawn loans outstanding	14%
Pawn collateral - general merchandise	50%
Pawn collateral - jewelry	50%

(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

PLO of $32.6 million and net inventory of $26.1 million, with aged general merchandise below 1% of total general merchandise inventory.

Total revenues were $51.3 million, comprised of jewelry scrap sales of $19.1 million, merchandise sales of $17.8 million and PSC of $14.4 million.
Gross profit was $26.1 million.
Merchandise sales gross margin was 33.1%.
Jewelry scrap sales gross margin was 30.6%, benefiting from the elevated gold price environment.
Store expenses totaled $16.6 million.

Segment contribution was $8.8 million, reflecting the first quarter of SMG operating results following the January 2, 2026 consolidation.
Segment store count increased during the quarter by 2 to 107 due to the addition of de novo stores.

Corporate Items
The following table reconciles our consolidated segment contribution discussed above to consolidated net income including items that affect our consolidated financial results but are not allocated among segments. Prior period amounts have been recast to conform to the current period presentation. See Note 11: Segment Information of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”

	Three Months Ended March 31,		Change
(in thousands)	2026	2025

Segment contribution	$106,008	$62,830	69%
Corporate expenses (income):
General and administrative	34,488	25,100	37%
Depreciation and amortization	3,372	3,349	1%
Interest expense	8,354	3,281	155%
Interest income	(2,587)	(1,875)	38%
Equity in net income of unconsolidated affiliates	(1,166)	(1,505)	(23)%
Other (income) expense	(1,939)	68	*
Income before income taxes	65,486	34,412	90%
Income tax expense	15,902	9,022	76%
Consolidated net income	$49,584	$25,390	95%

*	Represents a percentage computation that is not mathematically meaningful.
Segment contribution increased $43.2 million or 69% over the prior year quarter, primarily due to improved operating results from the U.S. Pawn and Latin America Pawn segments, and the acquisition of SMG in the second quarter of fiscal 2026.
General and administrative expense increased $9.4 million or 37%, primarily due to labor costs (including higher incentive compensation) and expenses associated with SMG.
Interest expense increased $5.1 million or 155%, primarily driven by the issuance of 2032 Senior Notes in the second quarter fiscal 2025.
Other (income) expense improved $2.0 million primarily due to the non-cash gain on remeasurement of our previously held equity interest in Founders, in connection with the January 2, 2026 acquisition.
Income tax expense increased $6.9 million primarily due to an increase in income before taxes of $31.1 million.
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

Six Months Ended March 31, 2026 vs. Six Months Ended March 31, 2025
The tables below and discussion that follows should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Six Months Ended March 31,		Change
(in thousands)	2026	2025

Gross profit:
Pawn service charges	$193,944	$175,424	11%

Merchandise sales	266,926	245,715	9%
Merchandise sales gross profit	101,592	89,387	14%
Gross margin on merchandise sales	38.1%	36.4%	170bps

Jewelry scrap sales	91,005	32,396	181%
Jewelry scrap sales gross profit	34,983	7,193	*
Gross margin on jewelry scrap sales	38.4%	22.2%	1,620bps

Other revenues	61	51	20%
Gross profit	330,580	272,055	22%

Segment operating expenses:
Store expenses	176,148	163,199	8%
Depreciation and amortization	5,532	5,399	2%
Loss on sale or disposal of assets and other	87	17	*
Segment operating contribution	148,813	103,440	44%

Other segment income	—	(7)	(100)%
Segment contribution	$148,813	$103,447	44%

Other data:
Average monthly ending pawn loan balance per store (a)	$426	$396	8%
Monthly average yield on pawn loans outstanding	14%	14%	(20)bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Pawn service charges increased 11% as a result of higher average PLO.
Merchandise sales increased 9%, and merchandise sale gross margin increased 170 bps.
Jewelry scrap sales increased 181%, and jewelry scrap sales gross margin increased from 22% to 38% due to increase in gold price and jewelry purchases.
Store expenses increased 8% (6% on a same-store basis), primarily due to increased labor, in line with store activity.
Segment contribution increased $45.4 million, or 44%, primarily due to the changes described above.

Latin America Pawn
The following table presents selected summary financial data our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Constant Currency and Same-Store Financial Information” above.

	Six Months Ended March 31,
(in thousands)	2026 (GAAP)	2025 (GAAP)	Change (GAAP)	2026 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$74,719	$57,499	30%	$68,645	19%

Merchandise sales	139,867	110,095	27%	127,620	16%
Merchandise sales gross profit	47,571	33,044	44%	43,326	31%
Gross margin on merchandise sales	34.0%	30.0%	400bps	33.9%	390bps

Jewelry scrap sales	11,034	5,274	109%	9,870	87%
Jewelry scrap sales gross profit	3,964	1,226	223%	3,535	188%
Gross margin on jewelry scrap sales	35.9%	23.2%	1,268bps	35.8%	1,257bps

Other revenues, net	33	32	3%	29	(9)%
Gross profit	126,287	91,801	38%	115,535	26%

Segment operating expenses:
Store expenses	82,129	58,804	40%	74,700	27%
Depreciation and amortization	5,268	4,035	31%	4,827	20%
Loss on sale or disposal of assets and other	—	8	(100)%	—	(100)%
Segment operating contribution	38,890	28,954	34%	36,008	24%

Other segment income	(366)	(208)	76%	(134)	(36)%
Segment contribution	$39,256	$29,162	35%	$36,142	24%

Other data:
Average monthly ending pawn loan balance per store (a)	$96	$81	19%	$87	7%
Monthly average yield on pawn loans outstanding	16%	16%	(22)bps	16%	—bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2026 Change (GAAP)	2026 Change (Constant Currency)
Same-store data:
PLO	25%	15%
PSC	20%	11%
Merchandise Sales	18%	8%
Merchandise Sales Gross Profit	35%	23%
Store Expenses	29%	17%
During the six months ended March 31, 2026, net store count increased by 25 due to the acquisition of 14 stores and the opening of 11 de novo stores.
PSC increased 30% to $74.7 million (19% to $68.6 million on a constant currency basis) as a result of higher average PLO and new stores.
Merchandise sales increased 27% (16% on a constant currency basis) and 18% on a same-store basis (8% on a constant currency basis). Merchandise sales gross margin increased 400 bps to 34% from 30%.

Jewelry scrap sales increased 109% (87% constant currency basis), and jewelry scrap sales gross margin increased from 23% to 36% due to increase in gold price.
Store expenses increased 40% (27% increase on a constant currency basis) and increased by 29% on a same-store basis (17% increase on a constant currency basis). The constant currency increase was primarily due to increased labor, in line with store activity and minimum wage increases.
Segment contribution increased $10.1 million, or 35% ($7.0 million, or 24%, on a constant currency basis), due to the changes noted above.
SMG
The following table presents selected financial data for our SMG segment. As described above, SMG is consolidated in our financial statements beginning January 2, 2026; accordingly, prior period results do not include SMG operating results and period-over-period comparisons for this segment are not meaningful.

Six Months Ended March 31,
(in thousands)	2026

Gross profit:
Pawn service charges	$14,382

Merchandise sales	17,819
Merchandise sales gross profit	5,905
Gross margin on merchandise sales	33.1%

Jewelry scrap sales	19,110
Jewelry scrap sales gross profit	5,850
Gross margin on jewelry scrap sales	30.6%

Gross profit	26,137

Segment operating expenses:
Store expenses	16,614
Depreciation and amortization	674
Segment operating contribution	8,849

Other expense (income)	38
Segment contribution	$8,811

Other data:
Average monthly ending pawn loan balance per store (a)	$319
Monthly average yield on pawn loans outstanding	14%

(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Pawn service charges were $14.4 million, and merchandise sales gross profit was $5.9 million.

Jewelry scrap sales gross profit was $5.9 million, reflecting a gross margin of 31%.

Store expenses were $16.6 million.

Segment contribution was $8.8 million, reflecting SMG operating results from the January 2, 2026 consolidation date through March 31, 2026.

Corporate Items
The following table reconciles our consolidated segment contribution discussed above to consolidated net income including items that affect our consolidated financial results but are not allocated among segments. Prior period amounts have been recast to conform to the current period presentation. See Note 11: Segment Information of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”

	Six Months Ended March 31,		Change
(in thousands)	2026	2025

Segment contribution	$196,880	$132,609	48%
Corporate expenses (income):
General and administrative	61,231	49,284	24%
Depreciation and amortization	6,870	6,921	(1)%
Interest expense	16,520	6,428	157%
Interest income	(7,401)	(3,968)	87%
Equity in net income of unconsolidated affiliates	(2,989)	(2,980)	—%
Other (income) expense	(2,008)	1,128	(278)%
Income before income taxes	124,657	75,796	64%
Income tax expense	30,769	19,390	59%
Consolidated net income	$93,888	$56,406	66%

*	Represents a percentage computation that is not mathematically meaningful.

Segment contribution increased $64.3 million or 48% over the prior year period, primarily due to improved operating results of the U.S. Pawn and Latin America Pawn segments, and the acquisition of SMG in the second quarter of fiscal 2026.
General and administrative expenses increased $11.9 million or 24%, primarily due to labor costs (including higher incentive compensation) and expenses associated with SMG.
Interest expense increased $10.1 million or 157%, primarily driven by the issuance of 2032 Senior Notes in the second quarter fiscal 2025.
Interest income increased $3.4 million or 87%, primarily due to an increase in the average Cash and cash equivalents held during the period as compared to the prior period.
Other (income) expense improved $3.1 million primarily due to the non-cash gain on remeasurement of our previously held equity interest in Founders, in connection with the January 2, 2026 acquisition.
Income tax expense increased $11.4 million, primarily due to an increase in income before income taxes of $48.9 million for the six months ended March 31, 2026 compared to the same period in the prior year.
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
Liquidity and Capital Resources
Cash and Cash Equivalents
Our cash and cash equivalents balance was $354.2 million at March 31, 2026 compared to $469.5 million at September 30, 2025. Our cash and equivalents are primarily held in cash depository accounts with banks in geographies we operate or invested in high quality, short-term liquid investments. The decrease in cash and cash equivalents is primarily driven by the retirement of SMG’s existing third-party indebtedness and cash used for acquisitions.

Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Six Months Ended March 31,		Percentage Change
(in thousands)	2026	2025

Net cash provided by operating activities	$87,609	$62,928	39%
Net cash used in investing activities	(57,590)	(14,781)	290%
Net cash (used in) provided by financing activities	(145,049)	286,456	(151)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	379	328	16%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(114,651)	$334,931	(134)%

*	Represents a percentage computation that is not mathematically meaningful.
The $24.7 million increase in cash flows provided by operating activities year-over-year was primarily due to an increase in net income and non-cash adjustments, partially offset by changes in working capital.
The $42.8 million increase in cash flows used in investing activities year-over-year was primarily due to a $39.1 million increase in net pawn lending outflows and a $45.3 million increase in net cash flows used related to acquisitions, investments and capital expenditures, partially offset by a $41.6 million increase in cash inflows from the sale of forfeited collateral.
In the six months ended March 31, 2026, cash used in financing activities was driven primarily by the retirement of SMG’s existing third-party indebtedness. In the comparable prior year-period, cash provided by financing activities consisted primarily of proceeds from the issuance of the 2032 Senior Notes, partially offset by debt issuance costs paid in connection with that offering.
The net effect of these changes was a $114.7 million decrease during the current year to date period, resulting in a $370.1 million ending cash, cash equivalents and restricted cash balance.
Sources and Uses of Cash
On November 11, 2025, the Board approved a new share repurchase program which replaced the previous program that expired on May 3, 2025. Under the new program, we are authorized to repurchase up to $50 million of our Class A Non-Voting common shares over the next three years (the “2026 Common Stock Repurchase Program”). During the six months ended March 31, 2026, the Company repurchased and retired 155,838 of our Class A Common Stock for $4.0 million under the 2026 Common Stock Repurchase Program. See Note 9 of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Our principal executive officer and principal financial officer have concluded that as of March 31, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure
The Company acquired a controlling interest in Founders One, LLC on January 2, 2026 and 12 pawn stores in Texas in a purchase business combination completed on January 12, 2026. As discussed in SEC staff guidance, a company may conclude it will exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition. In light of the overlap between a company’s disclosure controls and procedures and its internal control over financial reporting, the evaluation of disclosure controls and procedures may also exclude an assessment of the disclosure controls and procedures of the acquired entity that are subsumed in internal control over financial reporting. In consideration of the SEC staff guidance, we excluded these acquisitions from our assessment of the effectiveness of disclosure controls and procedures as of March 31, 2026. The total assets and total revenues excluded from our assessment represented 16% and 12% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the three months ended March 31, 2026.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
Important risk factors that could affect our operations and financial performance, or that could cause results or events to differ from current expectations, are described in “Part I, Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended September 30, 2025, as supplemented by the information set forth below.

Our use of artificial intelligence subjects us to incremental risks, which could adversely affect our financial condition and results of operations.
In the course of conducting our business, we utilize artificial intelligence (“AI”) and machine learning technologies (collectively, "AI Technologies"). Our use, non-use, misapplication of or failure to extract value from AI Technologies could negatively impact our financial position, results of operations, business prospects or reputation.

AI Technologies may generate incomplete, inaccurate or misleading outputs. Our integration of AI Technologies into our internal processes, systems, and operations may be delayed or unsuccessful, which could negatively affect our ability to enhance existing products or develop new products and could result in increased costs and system or other failures. If our competitors are able to deploy AI Technologies faster, more efficiently or more effectively, we may lose competitive advantage or market share. Also, our reputation or competitive position could also be adversely impacted if our use of AI Technologies becomes controversial. Evolving laws, regulatory frameworks, and advancements related to AI Technologies may impose incremental compliance burdens or expose us to liability. Our use of AI Technologies could inadvertently result in discriminatory or unfair outcomes, which could result in regulatory scrutiny, litigation or reputational harm.

We have programs in place to detect, contain, and respond to cybersecurity incidents; however, our use of AI Technologies may heighten our exposure to cybersecurity risks, including potential cyber-attacks, data breaches or misuse of data. As AI Technologies evolve, potential cyber-attacks may become more frequent or sophisticated and we may not be able to anticipate, prevent or detect security incidents or cyber-attacks.

We rely on third-party vendors for AI Technologies, and our business could be negatively impacted if the vendors or AI Technologies become unavailable, fail or are ineffective or otherwise flawed.

ITEM 2. Unregistered Sale of Equity Security and Use of Proceeds
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended March 31, 2026.

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
	(in thousands, except number of shares and average price information)
January 1, 2026 through January 31, 2026	—	$—	—	$50,000
February 1, 2026 through February 28, 2026	61,441	$25.19	61,441	$48,452
March 1, 2026 through March 31, 2026	94,397	$25.98	94,397	$46,000
Quarter ended March 31, 2026	155,838	$25.67	155,838	$46,000
(1) In November 2025, the Board of Directors approved a share repurchase program, under which we were authorized to repurchase up to $50.0 million of our Class A Non-Voting common shares over a three-year period. All repurchases under this program were in open market transactions at prevailing market prices and were executed pursuant to a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. Execution of the program will be responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
ITEM 5. Other Information
Insider Trading Arrangements
On March 4, 2026, Pablo Lagos Espinosa, Director, as sole beneficial owner of Lakeside Growth Enterprises, LP, entered into a prearranged trading plan to sell up to 20,000 shares of the Company’s Class A Non-Voting Common Stock, structured as 10,000 shares between June 5, 2026 and June 4, 2027 and 10,000 shares between July 6, 2026 and June 4, 2027, pursuant to the terms of the plan. The plan is designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company’s policies regarding stock transactions.

Other than as described above, no Director or Executive Officer adopted, modified or terminated any contract, instruction, written plan or other trading arrangement relating to the purchase or sale of Company securities during the fiscal quarter ended March 31, 2026.

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

EZCORP, INC.

Date:	May 6, 2026	/s/ Timothy K. Jugmans
Timothy K. Jugmans, Chief Financial Officer