Form 10-Q
period 2026-06-30
EZCORP INC
filed 2026-08-05
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026 or

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
As of July 30, 2026, 58,473,206 shares of the registrant’s Class A Non-voting Common Stock (“Class A Common Stock”), par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.

EZCORP, Inc.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
EZCORP, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands, except per share amount)	June 30, 2026	June 30, 2025	September 30, 2025
Assets:
Current assets:
Cash and cash equivalents	$311,026	$472,088	$469,524
Short-term restricted cash	1,752	9,609	525
Pawn loans	387,195	291,634	307,496
Pawn service charges receivable, net	57,450	45,410	48,733
Inventory, net	316,347	225,489	248,457
Prepaid expenses and other current assets	42,771	43,417	51,221
Total current assets	1,116,541	1,087,647	1,125,956
Investments in unconsolidated affiliates	26,549	13,753	18,123
Other investments	6,883	51,903	51,903
Property and equipment, net	89,007	67,439	75,331
Right-of-use assets	281,159	236,064	236,462
Long-term restricted cash	13,920	5,380	14,664
Goodwill	475,436	321,907	324,889
Intangible assets, net	124,679	57,960	58,832
Deferred tax asset, net	13,752	25,841	29,455
Other assets, net	18,307	15,174	15,594
Total assets	$2,166,233	$1,883,068	$1,951,209

Liabilities and equity:
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$119,808	$78,756	$105,443
Customer layaway deposits	42,534	33,336	33,901
Operating lease liabilities, current	69,755	60,183	61,228
Total current liabilities	232,097	172,275	200,572
Long-term debt, net	519,494	517,601	518,076
Deferred tax liability, net	2,669	2,017	2,571
Operating lease liabilities	221,499	184,295	184,736
Other long-term liabilities	22,769	16,822	19,769
Total liabilities	998,528	893,010	925,724
Commitments and contingencies (Note 10)
Stockholders’ equity:
Class A Non-Voting Common Stock, par value $0.01 per share; shares authorized: 100,000,000; issued and outstanding: 58,503,051 as of June 30, 2026; 57,992,965 as of June 30, 2025; 57,921,451 as of September 30, 2025	585	580	579
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3,000,000; issued and outstanding: 2,970,171 as of June 30, 2026, June 30, 2025 and September 30, 2025	30	30	30
Additional paid-in capital	453,600	448,073	450,892
Retained earnings	739,396	586,549	612,687
Accumulated other comprehensive loss	(29,029)	(45,174)	(38,703)
Total EZCORP equity	1,164,582	990,058	1,025,485
Non-controlling interest	3,123	—	—
Total equity	1,167,705	990,058	1,025,485
Total liabilities and equity	$2,166,233	$1,883,068	$1,951,209

See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amount)	2026	2025	2026	2025
Revenues:
Merchandise sales	$209,655	$168,624	$634,267	$524,434
Jewelry scrap sales	56,575	26,970	177,724	64,640
Pawn service charges	152,475	115,339	435,520	348,262
Other revenues	43	48	137	131
Total revenues	418,748	310,981	1,247,648	937,467
Merchandise cost of goods sold	130,755	108,226	400,299	341,605
Jewelry scrap cost of goods sold	41,806	19,116	118,158	48,367
Gross profit	246,187	183,639	729,191	547,495
Operating expenses:
Store expenses	147,693	113,382	422,584	335,385
General and administrative	33,999	27,521	95,230	76,805
Depreciation and amortization	9,650	8,003	27,994	24,358
Loss on sale or disposal of assets and other	25	—	112	25
Other operating income	—	(1,262)	—	(1,262)
Total operating expenses	191,367	147,644	545,920	435,311
Operating income	54,820	35,995	183,271	112,184
Interest expense	8,353	8,458	24,873	14,886
Interest income	(2,786)	(5,440)	(10,187)	(9,408)
Equity in net income of unconsolidated affiliates	(1,895)	(1,200)	(4,884)	(4,180)
Other (income) expense	(861)	(536)	(3,197)	377
Income before income taxes	52,009	34,713	176,666	110,509
Income tax expense	13,515	8,210	44,284	27,600
Consolidated net income	38,494	26,503	132,382	82,909
Consolidated net (income) attributable to non-controlling interest	(295)	—	(776)	—
Consolidated net income attributable to EZCORP	$38,199	$26,503	$131,606	$82,909

Basic earnings per share attributable to EZCORP	$0.62	$0.45	$2.14	$1.47
Diluted earnings per share attributable to EZCORP	$0.48	$0.34	$1.65	$1.08

Weighted-average basic shares outstanding	61,535	59,134	61,476	56,308
Weighted-average diluted shares outstanding	83,358	82,918	83,371	83,144
See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Consolidated net income	$38,494	$26,503	$132,382	$82,909
Other comprehensive income:
Foreign currency translation adjustment, net of income tax (expense) for our investment in unconsolidated affiliate of $(97) and $19 for the three months ended June 30, 2026, and 2025, respectively and $0 and $180 for the nine months ended June 30, 2026 and 2025, respectively.	6,736	12,808	9,674	6,373
Consolidated comprehensive income	45,230	39,311	142,056	89,282
Consolidated comprehensive (income) attributable to non-controlling interest	(295)	—	(776)	—
Comprehensive income attributable to EZCORP	$44,935	$39,311	$141,280	$89,282

See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total EZCORP Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2025	60,892	$609	$450,892	$612,687	$(38,703)	$1,025,485	$—	$1,025,485
Stock compensation	—	—	3,397	—	—	3,397	—	3,397
Release of restricted stock, net of shares withheld for taxes	803	8	(8)	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(6,346)	—	—	(6,346)	—	(6,346)
Foreign currency translation gain	—	—	—	—	3,859	3,859	—	3,859
Consolidated net income	—	—	—	44,304	—	44,304	—	44,304
Balances as of December 31, 2025	61,695	$617	$447,935	$656,991	$(34,844)	$1,070,699	$—	$1,070,699
Stock compensation	—	—	5,137	—	—	5,137	—	5,137
Release of restricted stock, net of shares withheld for taxes	52	1	(1)	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(1)	—	—	(1)	—	(1)
Foreign currency translation loss	—	—	—	—	(921)	(921)	—	(921)
Purchase and retirement of treasury stock	(155)	(2)	(1,599)	(2,407)	—	(4,008)	—	(4,008)
Non-controlling interest in Founders net assets at acquisition	—	—	—	—	—	—	21,435	21,435
Consolidated net income	—	—	—	49,103	—	49,103	481	49,584
Balances as of March 31, 2026	61,592	$616	$451,471	$703,687	$(35,765)	$1,120,009	$21,916	$1,141,925
Stock compensation	—	—	4,110	—	—	4,110	—	4,110
Release of restricted stock, net of shares withheld for taxes	13	—	—	—	—	—	—	—
Foreign currency translation gain	—	—	—	—	6,736	6,736	—	6,736
Purchase and retirement of treasury stock	(132)	(1)	(1,539)	(2,490)	—	(4,030)	—	(4,030)
Purchase of non-controlling interest in Founders and SMG	—	—	(442)	—	—	(442)	(19,088)	(19,530)
Consolidated net income	—	—	—	38,199	—	38,199	295	38,494
Balances as of June 30, 2026	61,473	$615	$453,600	$739,396	$(29,029)	$1,164,582	$3,123	$1,167,705

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Equity
(in thousands)	Shares	Par Value

Balances as of September 30, 2024	54,553	$546	$348,366	$507,206	$(51,547)	$804,571
Stock compensation	—	—	2,597	—	—	2,597
Release of restricted stock, net of shares withheld for taxes	718	7	(7)	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(3,971)	—	—	(3,971)
Foreign currency translation loss	—	—	—	—	(7,319)	(7,319)
Purchase and retirement of treasury stock	(250)	(3)	(1,202)	(1,795)	—	(3,000)
Net income	—	—	—	31,016	—	31,016
Balances as of December 31, 2024	55,021	$550	$345,783	$536,427	$(58,866)	$823,894
Stock compensation	—	—	2,404	—	—	2,404
Release of restricted stock, net of shares withheld for taxes	76	1	(1)	—	—	—
Foreign currency translation gain	—	—	—	—	884	884
Purchase and retirement of treasury stock	(83)	(1)	(390)	(606)	—	(997)
Net income	—	—	—	25,390	—	25,390
Balances as of March 31, 2025	55,014	$550	$347,796	$561,211	$(57,982)	$851,575
Stock compensation	—	—	4,212	—	—	4,212
Settlement of convertibles notes due 2025	6,098	61	96,902	—	—	96,963
Foreign currency translation gain	—	—	—	—	12,808	12,808
Purchase and retirement of treasury stock	(149)	(1)	(837)	(1,165)	—	(2,003)
Net income	—	—	—	26,503	—	26,503
Balances as of June 30, 2025	60,963	$610	$448,073	$586,549	$(45,174)	$990,058

See accompanying notes to unaudited condensed consolidated financial statements.

EZCORP, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended June 30,
(in thousands)	2026	2025

Operating activities:
Net income	$132,382	$82,909
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	27,994	24,358
Amortization of deferred financing costs	1,419	1,238
Non-cash lease expense	51,276	43,889
Deferred income taxes	1	(542)
Other adjustments	(873)	(1,877)
Provision for inventory reserve	(680)	39
Stock compensation expense	12,644	9,213
Equity in net income from investment in unconsolidated affiliates	(4,884)	(4,180)
Gain from remeasurement of previously held equity interest	(1,596)	—
Changes in operating assets and liabilities, net of business acquisitions:
Pawn service charges receivable	(2,697)	(364)
Inventory	(15,471)	(9,205)
Prepaid expenses, other current assets and other assets	1,086	(74)
Accounts payable, accrued expenses and other liabilities	(70,766)	(58,023)
Customer layaway deposits	6,282	11,276
Income taxes	(5,729)	(927)
Net cash provided by operating activities	130,388	97,730
Investing activities:
Loans made	(948,262)	(738,670)
Loans repaid	535,597	417,734
Recovery of pawn loan principal through sale of forfeited collateral	358,661	291,903
Capital expenditures	(27,808)	(23,051)
Acquisitions, net of cash acquired	(31,135)	(17,093)
Issuance of notes receivable	(9,000)	—
Proceeds of notes receivable	—	241
Investment in unconsolidated affiliate	(7,448)	(718)
Dividends from unconsolidated affiliates	3,929	3,614
Net cash used in investing activities	(125,466)	(66,040)
Financing activities:
Taxes paid related to net share settlement of equity awards	(6,347)	(3,971)
Proceeds from issuance of debt	—	300,000
Debt issuance cost	—	(7,563)
Payments on debt	(134,151)	(6,410)
Purchase and retirement of treasury stock	(8,038)	(6,000)
Payment of contingent consideration	(550)	—
Acquisition of non-controlling interest	(14,313)	—
Payments of finance leases	(761)	(450)
Net cash (used in) provided by financing activities	(164,160)	275,606
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,223	(26)
Net (decrease) increase in cash, cash equivalents and restricted cash	(158,015)	307,270
Cash and cash equivalents and restricted cash at beginning of period	484,713	179,807
Cash and cash equivalents and restricted cash at end of period	$326,698	$487,077
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
We have recast the Condensed Consolidated Statements of Operations and segment contribution for prior periods to conform to this methodology. This resulted in a classification change of certain expenses totaling $5.7 million and $16.7 million from Store expenses to General and administrative for the three and nine months ended June 30, 2025, respectively. Additionally, segment contribution no longer includes certain administrative allocations to segments; these costs are now included within Corporate. Refer to Note 11: Segment Information.
There was no impact to Total operating expenses, Operating income, or Consolidated net income on our Condensed Consolidated Statements of Operations.
As a result of the acquisition of Founders One, LLC ("Founders") and its subsidiary Simple Management Group, Inc. ("SMG") effective January 2, 2026, the composition of our reportable segments changed beginning in the second quarter of fiscal 2026. SMG is now reported as a standalone reportable segment. Our equity interest in Cash Converters International Limited (“Cash Converters”) is now included within Corporate, and the Other Investments segment has been removed. Prior period segment information has been recast to conform to the current presentation. Refer to Note 11: Segment Information.
Summary of Significant Accounting Policies
There were no material changes to our significant accounting policies during the nine months ended June 30, 2026 from the policies described in our 2025 Annual Report.

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
Merchandise Sales Revenues Recognition
Customer layaway deposits are recorded as liabilities when a customer provides a deposit for merchandise. Upon cancellation, customer layaway deposits are generally refundable, less a cancellation fee, via credit slip. Our customer layaway deposits balance as of June 30, 2026, 2025 and September 30, 2025 was $42.5 million, $33.3 million and $33.9 million, respectively, and are generally recognized as revenues within a one-year period.
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
NOTE 2: ACQUISITIONS
Founders One Acquisition
On January 2, 2026, we acquired an 87.7% controlling interest in Founders by exchanging our existing $45.0 million preferred equity investment and $15.0 million demand promissory note into common equity and contributing an additional $4.4 million in cash. At the time of acquisition, Founders, through its subsidiary SMG, operated 105 pawn stores in the United States and 11 additional countries, primarily under the names "La Familia Pawn and Jewelry" and "CashWiz." Founders held 85.1% ownership interest in SMG as of January 2, 2026. The acquisition advances our strategy to expand our global pawn operations by consolidating our interest in an established multi-country platform and existing operational infrastructure. Following the departure of the SMG CEO in April, we have assumed direct operational management of SMG.
This transaction was accounted for as a business combination achieved in stages. Immediately prior to the acquisition date, we remeasured our previously held preferred equity investment to its acquisition-date fair value of $46.6 million, resulting in a pre-tax gain of $1.6 million recognized in Other (income) expense in our Condensed Consolidated Statements of Operations during the nine months ended June 30, 2026. The acquisition-date fair value of the previously held preferred equity interest was determined using the income approach (discounted cash flow method) and the market approach (guideline public company method). The value attributable to the preferred equity class was determined using an option pricing model, with significant inputs including expected volatility, a risk-free rate, and an estimated time to liquidity.
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
This transaction qualifies as a business combination under ASC 805 due to the acquisition of an integrated set of inputs and processes that are capable of generating outputs. The acquisition included an organized workforce, established pawn operations, and the intellectual property and operational systems across 105 stores. The assets acquired and liabilities assumed are based upon the fair values at the date of acquisition. The excess of the aggregate of consideration transferred, the acquisition-date fair value of previously held interests, and the fair values of non-controlling interests over the estimated fair value of net identifiable liabilities assumed has been recorded as goodwill.

The purchase price allocation is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$14,345
Pawn loans	33,982
Pawn service charges receivable	4,843
Inventory	22,535
Prepaid expenses and other current assets	5,619
Property and equipment	10,814
Right-of-use assets	26,465
Tradenames	60,900
Total assets acquired	179,503

Liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	$22,494
Long-term debt	150,339
Operating lease liabilities	26,465
Deferred tax liability	16,260
Total liabilities assumed	215,558

Net liabilities assumed	$(36,055)

Goodwill was calculated as follows (in thousands):

Consideration transferred	$4,350
Fair value of previously held preferred equity interest	46,595
Fair value of previously held demand promissory note	15,000
Fair value of non-controlling interest in Founders	8,849
Fair value of non-controlling interest in SMG	12,586
Total	87,380
Less: net identifiable liabilities assumed	(36,055)
Goodwill	$123,435
The fair values of the non-controlling interests in Founders and SMG were determined using a combination of the income approach (discounted cash flow method) and the market approach (guideline public company method), with significant inputs including projected cash flows, a discount rate, and market multiples.
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
The purchase price allocation presented above is preliminary. The fair values of tradenames, certain payroll related liabilities, and deferred taxes have not been finalized. All other amounts are also subject to adjustment during the measurement period as additional information is obtained about facts and circumstances that existed as of the acquisition date. No measurement period adjustments were recorded to date.
The results of this acquisition have been included in our Condensed Consolidated Financial Statements from January 2, 2026 and are reported in our SMG segment. The acquired business contributed revenues of $43.1 million and income before income tax of $5.9 million for the three months ended June 30, 2026, and revenues of $94.4 million and income before income tax of $14.7 million for the period from January 2, 2026 through June 30, 2026.

During the nine months ended June 30, 2026, we incurred total acquisition costs of approximately $0.6 million related to the Founders acquisition. Cumulative acquisition-related costs incurred through June 30, 2026 were approximately $1.5 million. The acquisition costs were primarily related to legal, accounting and consulting services, were expensed as incurred and are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.
Acquisition of Non-controlling Interests
During the third quarter of fiscal 2026, we acquired the remaining 12.3% membership interest in Founders held by its third-party member, and Founders became a wholly owned subsidiary. Also during the third quarter, we acquired additional shares of SMG's common stock from third-party shareholders, increasing our ownership interest in SMG from 85.1% to 97.4% as of June 30, 2026. Because we retained our controlling financial interests, these transactions were accounted for as equity transactions, and the excess of the consideration over the carrying amount of the non-controlling interests acquired was recognized as a reduction of additional paid-in capital. No gain or loss was recognized in our Condensed Consolidated Statements of Operations.
Subsequent to the balance sheet date, in July 2026, we acquired the remaining outstanding 2.6% of SMG common stock, and SMG became a wholly owned subsidiary. This transaction will be accounted for as an equity transaction in the fourth quarter of fiscal 2026.
Variable Interest Entities
Founders and SMG are variable interest entities, as neither entity has sufficient equity at risk to finance its activities without additional subordinated financial support. We are now the primary beneficiary of both entities and directly or indirectly hold a majority voting interest in each. We determined that we are the primary beneficiary based on our role as sole Manager of Founders, which controls SMG's board of directors, and our obligation to absorb losses or receive benefits through our 100% equity interest in Founders and related lending arrangements. Founders is a holding entity whose sole asset is its equity interest in SMG, which eliminates upon consolidation. SMG is the operating entity whose assets and liabilities are included in our Condensed Consolidated Financial Statements. As SMG meets the definition of a business, we indirectly hold a majority voting interest through Founders, which owns 97.4% of SMG's outstanding common stock, and SMG's assets can be used for purposes other than the settlement of its obligations, certain incremental VIE disclosures are not required in accordance with ASC 810-10-50-5B. Founders is a wholly owned subsidiary. Third-party shareholders hold 2.6% of SMG's outstanding common stock. This non-controlling interest is presented separately within Stockholders’ equity on our Condensed Consolidated Balance Sheets.
El Bufalo Pawn Acquisition
On January 12, 2026, we acquired the business operations of 12 pawn stores in Texas, primarily in the Laredo area, operating under the name "El Bufalo Pawn," from LBP, L.P. and certain individual sellers. The total consideration was approximately $27.8 million in cash, of which approximately $1.4 million was retained for standard indemnification purposes and is expected to be paid within twelve months of the acquisition date. The retained payment is included in Accounts payable, accrued expenses and other current liabilities on our Condensed Consolidated Balance Sheets as of June 30, 2026.
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
The results of this acquisition have been included in our Condensed Consolidated Financial Statements from January 12, 2026 and are reported in our U.S. Pawn segment. The acquired business contributed revenues of $5.9 million and income before income tax of $1.4 million for the period from January 12, 2026 through June 30, 2026, and contributed revenues of $3.2 million and income before income tax of $0.8 million during the three months ended June 30, 2026.
During the nine months ended June 30, 2026, total acquisition costs were immaterial. The acquisition costs were primarily related to legal, accounting and consulting services, were expensed as incurred and are included in general and administrative expenses in the Condensed Consolidated Statements of Operations.
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

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Total revenues	$418,748	$359,458	$1,302,105	$1,078,819
Consolidated net income	$38,494	$23,084	$126,707	$68,824
Pro forma net income for the nine months ended June 30, 2026 was adjusted to exclude the $1.6 million gain on remeasurement of the previously held equity interest in Founders and approximately $0.7 million of acquisition-related costs directly attributable to the acquisitions. Pro forma net income for the three and nine months ended June 30, 2025 was adjusted to include these amounts. These pro forma amounts have been calculated after applying the Company's accounting policies.

NOTE 3: GOODWILL
The following table summarizes the changes in the carrying amount of goodwill by segment and in total:

(in thousands)	U.S. Pawn	Latin America Pawn	SMG	Consolidated

Balance as of September 30, 2025	$268,063	$56,826	$—	$324,889
Acquisitions(a)	22,787	1,909	123,435	148,131
Effect of foreign currency translation changes	—	2,416	—	2,416
Balance as of June 30, 2026	$290,850	$61,151	$123,435	$475,436
(a) Amount includes goodwill recognized in connection with acquisitions during the nine months ended June 30, 2026 that were immaterial, individually and in the aggregate, and we have therefore omitted certain disclosures in this Form 10-Q.

(in thousands)	U.S. Pawn	Latin America Pawn	Consolidated

Balance as of September 30, 2024	$264,428	$42,050	$306,478
Acquisitions	2,331	11,556	13,887
Effect of foreign currency translation changes	—	1,542	1,542
Balance as of June 30, 2025	$266,759	$55,148	$321,907

NOTE 4: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per share attributable to EZCORP Inc., shareholders:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025

Basic earnings per common share:
Consolidated net income	$38,494	$26,503	$132,382	$82,909
Consolidated net (income) attributable to non-controlling interest	(295)	—	(776)	—
Consolidated net income attributable to EZCORP - basic	38,199	26,503	131,606	82,909
Weighted shares outstanding - basic	61,535	59,134	61,476	56,308
Basic earnings per common share attributable to EZCORP	$0.62	$0.45	$2.14	$1.47

Diluted earnings per common share:
Consolidated net income attributable to EZCORP - basic	$38,199	$26,503	$131,606	$82,909
Add: Convertible Notes interest expense, net of tax (a)	1,882	2,066	5,609	6,909
Consolidated net income attributable to EZCORP - diluted	$40,081	$28,569	$137,215	$89,818
Weighted shares outstanding - basic	61,535	59,134	61,476	56,308
Equity-based compensation awards - effect of dilution (b)	1,346	1,233	1,418	1,333
Convertible Notes - effect of dilution (c)	20,477	22,551	20,477	25,503
Weighted shares outstanding - diluted	83,358	82,918	83,371	83,144
Diluted earnings per common share attributable to EZCORP	$0.48	$0.34	$1.65	$1.08

Potential common shares excluded from the calculation of diluted earnings per common share above:
Restricted stock (d)	1,463	1,693	1,462	1,731

(a)    The Company’s convertible debt for the three and nine months ended June 30, 2026 consists of the 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”). The three and nine months ended June 30, 2025 also includes the 2.375% Convertible Senior Notes Due 2025 (the “2025 Convertible Notes”), which were settled in a combination of cash and shares during the three months ended June 30, 2025.
(b)    Includes time-based share-based awards and performance-based awards for which targets for fiscal year tranches have been achieved and vesting is subject only to achievement of service conditions.
(c)    As the 2025 Convertible Notes were settled during the third quarter of fiscal 2025, approximately 2.1 million and 5.0 million of weighted average shares were included for the three and nine months ended June 30, 2025, which were settled in the third quarter of fiscal 2025 with a combination of cash and shares.
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
The table below presents balances of our lease assets and liabilities and their balance sheet locations for both operating and financing leases:

(in thousands)	Balance Sheet Location	June 30, 2026	June 30, 2025	September 30, 2025
Lease assets:
Operating lease right-of-use assets	Right-of-use assets	$281,159	$236,064	$236,462
Financing lease assets	Other assets, net	991	1,210	1,075
Total lease assets		$282,150	$237,274	$237,537

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$69,755	$60,183	$61,228
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	701	657	643
Total current lease liabilities		$70,456	$60,840	$61,871

Non-current:
Operating lease liabilities	Operating lease liabilities	$221,499	$184,295	$184,736
Financing lease liabilities	Other long-term liabilities	407	695	573
Total non-current lease liabilities		$221,906	$184,990	$185,309
Total lease liabilities		$292,362	$245,830	$247,180
The table below provides major components of our lease costs:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2026	2025	2026	2025

Operating lease cost:
Operating lease cost*	$24,004	$19,742	$68,114	$57,955
Variable lease cost	6,166	5,770	17,892	14,822
Total operating lease cost	$30,170	$25,512	$86,006	$72,777

Financing lease cost:
Amortization of financing lease assets	$179	$153	$514	$435
Interest on financing lease liabilities	36	40	108	125
Total financing lease cost	$215	$193	$622	$560
Total lease cost	$30,385	$25,705	$86,628	$73,337

* Includes reductions for sublease rental income for the three and nine-month periods ended June 30, 2026 and 2025 of $0.6 million and $0.7 million, and $2.0 million and $2.0 million, respectively.
Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in “Store expenses” and “General and administrative” under Operating expenses, based on the underlying lease use. Cash paid for operating leases for the three and nine-month periods ended June 30, 2026 and 2025, was $24.2 million and $20.3 million, and $68.9 million and $60.3 million, respectively.

The weighted-average term and discount rates for leases are as follows:

	Nine Months Ended June 30,
	2026	2025
Weighted-average remaining lease term (years):
Operating leases	5.32	5.00
Financing leases	2.05	2.08

Weighted-average discount rate:
Operating leases	8.23%	8.77%
Financing leases	12.31%	11.14%

As of June 30, 2026, maturities of lease liabilities under ASC 842 by fiscal year were as follows:

(in thousands)	Operating Leases	Financing Leases
Remaining 2026	$22,432	$231
Fiscal 2027	87,999	648
Fiscal 2028	70,813	189
Fiscal 2029	54,441	140
Fiscal 2030	39,927	50
Thereafter	86,318	—
Total lease liabilities	$361,930	$1,258
Less: portion representing imputed interest	70,676	150
Total net lease liabilities	$291,254	$1,108
Less: current portion	69,755	701
Total long-term net lease liabilities	$221,499	$407
We recorded $93.6 million and $51.2 million in non-cash additions to our operating right-of-use assets and lease liabilities for the nine months ended June 30, 2026 and 2025, respectively.
NOTE 6: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of June 30, 2026, we owned approximately 43.5% of Cash Converters. We acquired our original investment in November 2009 and have increased our ownership through the acquisition of additional shares periodically since that time. During the nine months ended June 30, 2026, we acquired an additional 35,780,747 shares for $7.1 million and received 16,052 shares from the dividend reinvestment program, bringing our total shares owned to 309,735,956 shares.
We received cash dividends from Cash Converters of $3.9 million and $3.6 million during the nine months ended June 30, 2026 and 2025, respectively.
During the three and nine-month periods ended June 30, 2026 and 2025, we recorded our share of income of $1.9 million and $1.4 million, and $4.8 million and $4.9 million, respectively, from Cash Converters, included in “Equity in net income of unconsolidated affiliates” in the Condensed Consolidated Statements of Operations.
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

	Carrying Value	Estimated Fair Value
	June 30, 2026	June 30, 2026	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Investments in unconsolidated affiliates	$26,549	$65,681	$64,083	$—	$1,598
Financial liabilities:
2029 Convertible Notes	$226,021	$708,400	$—	$708,400	$—
2032 Senior Notes	293,473	315,000	—	315,000	—

	Carrying Value	Estimated Fair Value
	June 30, 2025	June 30, 2025	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$17,525	$17,525	$—	$—	$17,525
Investments in unconsolidated affiliates	13,753	50,657	49,807	—	850
Financial liabilities:
2029 Convertible Notes	$224,982	$330,050	$—	$330,050	$—
2032 Senior Notes	292,619	316,406	—	316,406	—

	Carrying Value	Estimated Fair Value
	September 30, 2025	September 30, 2025	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$24,369	$24,369	$—	$—	$24,369
Investments in unconsolidated affiliates	18,123	59,729	58,573	—	1,156
Financial liabilities:
2029 Convertible Notes	$225,258	$422,931	$—	$422,931	$—
2032 Senior Notes	292,818	320,734	—	320,734	—

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
We measured the fair value of the 2029 Convertible Notes and 2032 Senior Notes using quoted price inputs. The notes are not actively traded, and thus the price inputs represent a Level 2 measurement. As the quoted price inputs are highly variable from day to day, the fair value estimates disclosed above could significantly increase or decrease.
NOTE 8: DEBT
The following table presents the Company's debt instruments outstanding:

	June 30, 2026			June 30, 2025			September 30, 2025
(in thousands)	Gross Amount	Deferred Financing Costs	Carrying Amount	Gross Amount	Deferred Financing Costs	Carrying Amount	Gross Amount	Deferred Financing Costs	Carrying Amount

2032 Senior Notes	$300,000	$(6,527)	$293,473	$300,000	$(7,381)	$292,619	$300,000	$(7,182)	$292,818
2029 Convertible Notes	230,000	(3,979)	226,021	230,000	(5,018)	224,982	230,000	(4,742)	225,258
Total	$530,000	$(10,506)	$519,494	$530,000	$(12,399)	$517,601	$530,000	$(11,924)	$518,076
The following table presents the Company’s interest expense related to its debt for the three and nine months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Nine Months Ended June 30,
(in thousands)	2026	2025	2026	2025

2032 Senior Notes:
Contractual interest expense	$5,531	$5,532	$16,594	$5,716
Amortization of deferred financing costs	223	205	655	212
Total interest expense	$5,754	$5,737	$17,249	$5,928

2029 Convertible Notes:
Contractual interest expense	$2,156	$2,156	$6,469	$6,469
Amortization of deferred financing costs	270	260	764	726
Total interest expense	$2,426	$2,416	$7,233	$7,195

2025 Convertible Notes:
Contractual interest expense	$—	$204	$—	$1,432
Amortization of deferred financing costs	—	49	—	301
Total interest expense	$—	$253	$—	$1,733
As of June 30, 2026, the Company was in compliance with all covenants related to the 2032 Senior Notes.
The reported sale price of our Class A Common Stock was greater than or equal to 130% of the applicable conversion price for the 2029 Convertible Notes for at least 20 trading days in the 30 consecutive trading days ended on June 30, 2026. As a result, the 2029 Convertible Notes are convertible at the option of the holders during the fiscal quarter ending September 30, 2026.

NOTE 9: COMMON STOCK AND STOCK COMPENSATION
Common Stock Repurchase Program
On November 11, 2025, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50 million of our Class A Non-Voting common shares over the next three years (the “2026 Common Stock Repurchase Program”). For the nine-month period ended June 30, 2026, the Company repurchased and retired 287,627 of our Class A Common Stock for $8.0 million, of which 131,789 shares were repurchased and retired for $4.0 million during the three months ended June 30, 2026.
The Board previously authorized a repurchase program on May 3, 2022 (the “2022 Common Stock Repurchase Program”) which expired on May 3, 2025. The 2022 Common Stock Repurchase Program authorized the repurchase of up to $50 million of our Class A Common Stock over three years. During the nine-month period ended June 30, 2025, the Company repurchased and retired 332,599 shares for $4.0 million, under the 2022 Common Stock Repurchase Program. There were no shares repurchased under the 2022 Common Stock Repurchase Program for the three months ended June 30, 2025.
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
Other Common Stock Repurchases
During the three months ended June 30, 2025, the Company repurchased 148,921 shares of its Class A Common Stock for $2.0 million. Such transactions were authorized separately from, and not considered a part of the 2022 Common Stock Repurchase Program.
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
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2025	2,321,840	$8.85
Granted	877,006	15.79
Released	(1,223,562)	9.26
Cancelled	(24,635)	12.06
Outstanding as of June 30, 2026	1,950,649	$11.68

NOTE 10: COMMITMENTS AND CONTINGENCIES
Currently, and from time to time, we are involved in various claims, disputes, lawsuits, investigations, and legal and regulatory proceedings. We accrue for contingencies if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. For matters where a loss is reasonably possible but not probable, or where a probable loss cannot be reasonably estimated, we disclose the nature of the matter and, where estimable, the possible loss or range of loss. Because these matters are inherently unpredictable and unfavorable developments or resolutions can occur, assessing contingencies requires judgments and is highly subjective about future events, and the amount of resulting loss may differ from these estimates. We do not believe the resolution of any particular matter will have a material adverse effect on our financial condition, results of operations or liquidity.
One of our Latin American subsidiaries is subject to a tax authority position asserting that it should have withheld and submitted tax amounts on certain transactions on behalf of third parties. We believe withholding is not required under applicable law and are contesting the matter. We estimate the range of reasonably possible loss to be between zero and approximately $10 million. No amount has been accrued, as we do not believe a loss is probable.

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
As a result of the acquisition of Founders and SMG effective January 2, 2026, the composition of our reportable segments changed beginning in the second quarter of fiscal 2026. Refer to Note 2: Acquisitions for further details. SMG is now reported as a standalone reportable segment. Our equity interest in CCV is now included within Corporate as it is not a reportable segment. Prior period segment information has been recast to reclassify CCV equity income and interest income from notes receivable from Founders from the "Other Investments" segment to Corporate. Because SMG was not a consolidated subsidiary prior to January 2, 2026, no SMG segment results prior to January 2, 2026 are presented in our consolidated financial statements.
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
The following income (loss) before income taxes tables present revenue for each reportable segment, disaggregated revenue within our reportable segments and Corporate, segment profits, and segment contribution.

	Three Months Ended June 30, 2026
(in thousands)	U.S. Pawn	Latin America Pawn	SMG	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$118,762	$73,776	$17,117	$209,655	$—	$209,655
Jewelry scrap sales	37,231	7,670	11,674	56,575	—	56,575
Pawn service charges	95,209	42,949	14,317	152,475	—	152,475
Other revenues	29	14	—	43	—	43
Total revenues	251,231	124,409	43,108	418,748	—	418,748
Merchandise cost of goods sold	71,530	47,477	11,748	130,755	—	130,755
Jewelry scrap cost of goods sold	27,183	5,701	8,922	41,806	—	41,806
Gross profit	152,518	71,231	22,438	246,187	—	246,187
Segment and corporate expenses (income):
Store expenses	88,034	43,633	16,026	147,693	—	147,693
General and administrative	—	—	—	—	33,999	33,999
Depreciation and amortization	2,837	2,891	635	6,363	3,287	9,650
Loss on sale or disposal of assets and other	4	21	—	25	—	25
Interest expense	—	—	—	—	8,353	8,353
Interest income	—	—	—	—	(2,786)	(2,786)
Equity in net income of unconsolidated affiliates	—	—	—	—	(1,895)	(1,895)
Other (income) expense	—	(123)	(157)	(280)	(581)	(861)
Segment contribution	$61,643	$24,809	$5,934	$92,386
Income (loss) before income taxes				$92,386	$(40,377)	$52,009

	Three Months Ended June 30, 2025
(in thousands)	U.S. Pawn	Latin America Pawn	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$112,249	$56,375	$168,624	$—	$168,624
Jewelry scrap sales	23,750	3,220	26,970	—	26,970
Pawn service charges	83,930	31,409	115,339	—	115,339
Other revenues	31	17	48	—	48
Total revenues	219,960	91,021	310,981	—	310,981
Merchandise cost of goods sold	69,084	39,142	108,226	—	108,226
Jewelry scrap cost of goods sold	16,814	2,302	19,116	—	19,116
Gross profit	134,062	49,577	183,639	—	183,639
Segment and corporate expenses (income):
Store expenses	81,843	31,539	113,382	—	113,382
General and administrative	—	—	—	27,521	27,521
Depreciation and amortization	2,651	2,156	4,807	3,196	8,003
Other operating income	—	—	—	(1,262)	(1,262)
Interest expense	—	—	—	8,458	8,458
Interest income (a)	—	—	—	(5,440)	(5,440)
Equity in net income of unconsolidated affiliates (b)	—	—	—	(1,200)	(1,200)
Other (income) expense	—	(12)	(12)	(524)	(536)
Segment contribution	$49,568	$15,894	$65,462
Income (loss) before income taxes			$65,462	$(30,749)	$34,713

(a)
Interest income includes $0.6 million of interest income from notes receivable from Founders, which has been recast from the "Other Investments" segment to Corporate to conform to the current period presentation.

(b)
Equity in net income of unconsolidated affiliates includes $1.4 million of equity income from CCV, which has been recast from the "Other Investments" segment to Corporate to conform to the current period presentation.

	Nine Months Ended June 30, 2026
(in thousands)	U.S. Pawn	Latin America Pawn	SMG	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$385,688	$213,643	$34,936	$634,267	$—	$634,267
Jewelry scrap sales	128,236	18,704	30,784	177,724	—	177,724
Pawn service charges	289,153	117,668	28,699	435,520	—	435,520
Other revenues	90	47	—	137	—	137
Total revenues	803,167	350,062	94,419	1,247,648	—	1,247,648
Merchandise cost of goods sold	236,864	139,773	23,662	400,299	—	400,299
Jewelry scrap cost of goods sold	83,205	12,771	22,182	118,158	—	118,158
Gross profit	483,098	197,518	48,575	729,191	—	729,191
Segment and corporate expenses (income):
Store expenses	264,182	125,762	32,640	422,584	—	422,584
General and administrative	—	—	—	—	95,230	95,230
Depreciation and amortization	8,369	8,159	1,309	17,837	10,157	27,994
Loss on sale or disposal of assets and other	91	21	—	112	—	112
Interest expense	—	—	—	—	24,873	24,873
Interest income (c)	—	—	—	—	(10,187)	(10,187)
Equity in net income of unconsolidated affiliates (d)	—	—	—	—	(4,884)	(4,884)
Other (income) expense	—	(489)	(119)	(608)	(2,589)	(3,197)
Segment contribution	$210,456	$64,065	$14,745	$289,266
Income (loss) before income taxes				$289,266	$(112,600)	$176,666

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

	Nine Months Ended June 30, 2025
(in thousands)	U.S. Pawn	Latin America Pawn	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$357,964	$166,470	$524,434	$—	$524,434
Jewelry scrap sales	56,146	8,494	64,640	—	64,640
Pawn service charges	259,354	88,908	348,262	—	348,262
Other revenues	82	49	131	—	131
Total revenues	673,546	263,921	937,467	—	937,467
Merchandise cost of goods sold	225,412	116,193	341,605	—	341,605
Jewelry scrap cost of goods sold	42,017	6,350	48,367	—	48,367
Gross profit	406,117	141,378	547,495	—	547,495
Segment and corporate expenses (income):
Store expenses	245,042	90,343	335,385	—	335,385
General and administrative	—	—	—	76,805	76,805
Depreciation and amortization	8,050	6,191	14,241	10,117	24,358
Loss on sale or disposal of assets and other	17	8	25	—	25
Other operating income	—	—	—	(1,262)	(1,262)
Interest expense	—	—	—	14,886	14,886
Interest income (e)	—	—	—	(9,408)	(9,408)
Equity in net income of unconsolidated affiliates (f)	—	—	—	(4,180)	(4,180)
Other (income) expense	(7)	(220)	(227)	604	377
Segment contribution	$153,015	$45,056	$198,071
Income (loss) before income taxes			$198,071	$(87,562)	$110,509

(e)
Interest income includes $1.8 million of interest income from notes receivable from Founders, which has been recast from the "Other Investments" segment to Corporate to conform to the current period presentation.

(f)
Equity in net income of unconsolidated affiliates includes $4.9 million of equity income from CCV, which has been recast from the "Other Investments" segment to Corporate to conform to the current period presentation.

The following table presents separately identified segment assets:

(in thousands)	Pawn Loans	Inventory	Total

Assets as of June 30, 2026
U.S. Pawn	$254,525	$212,181	$466,706
Latin America Pawn	98,900	75,267	174,167
SMG	33,770	28,899	62,669
Total segment assets			$703,542
Total other assets			1,462,691
Total consolidated assets			$2,166,233

Assets as of June 30, 2025
U.S. Pawn	$221,059	$166,374	$387,433
Latin America Pawn	70,575	59,115	129,690
Total segment assets			$517,123
Total other assets			1,365,945
Total consolidated assets			$1,883,068

Assets as of September 30, 2025
U.S. Pawn	$233,774	$185,640	$419,414
Latin America Pawn	73,722	62,817	136,539
Total segment assets			$555,953
Total other assets			1,395,256
Total consolidated assets			$1,951,209

NOTE 12: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
The following table provides supplemental information on net amounts included in our condensed consolidated balance sheets:

(in thousands)	June 30, 2026	June 30, 2025	September 30, 2025

Gross pawn service charges receivable	$74,746	$59,297	$63,348
Allowance for uncollectible pawn service charges receivable	(17,296)	(13,887)	(14,615)
Pawn service charges receivable, net	$57,450	$45,410	$48,733

Gross inventory	$319,826	$228,769	$252,049
Inventory reserves	(3,479)	(3,280)	(3,592)
Inventory, net	$316,347	$225,489	$248,457

Prepaid expenses and other	$11,321	$2,827	$9,429
Accounts receivable and other	19,867	17,972	15,106
Notes receivable	—	18,011	24,369
Income taxes prepaid and receivable	11,583	4,607	2,317
Prepaid expenses and other current assets	$42,771	$43,417	$51,221

Property and equipment, gross	$349,238	$296,294	$310,278
Accumulated depreciation	(260,231)	(228,855)	(234,947)
Property and equipment, net	$89,007	$67,439	$75,331

Accounts payable	$26,446	$22,305	$22,923
Accrued payroll	24,901	13,465	19,063
Incentive accrual	22,836	15,180	20,068
Accrued interest payable	5,891	6,075	13,763
Other payroll related expenses	7,424	5,385	5,704
Accrued sales and VAT taxes	5,770	2,843	4,377
Accrued income taxes payable	9,051	6,610	5,515
Other current liabilities	17,489	6,893	14,030
Accounts payable, accrued expenses and other current liabilities	$119,808	$78,756	$105,443
The following table provides supplemental disclosure of condensed consolidated statements of cash flows information:

	Nine Months Ended June 30,
(in thousands)	2026	2025

Supplemental disclosure of cash flow information
Cash and cash equivalents at beginning of period	$469,524	$170,513
Short-term restricted cash at beginning of period	525	9,294
Long-term restricted cash at beginning of period	14,664	—
Total cash and cash equivalents and restricted cash at beginning of period	$484,713	$179,807

Cash and cash equivalents at end of period	$311,026	$472,088
Short-term restricted cash at end of period	1,752	9,609
Long-term restricted cash at end of period	13,920	5,380
Total cash and cash equivalents and restricted cash at end of period	$326,698	$487,077

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$379,758	$311,702
Settlement of 2025 Convertible Notes in shares of common stock	$—	$96,902
Accrued acquisition consideration	$2,153	$6,757
Conversion of promissory note to equity	$15,000	$—
Accrued consideration for non-controlling interest purchase	$5,262	$—
Fair value of preferred equity investment converted to equity in Founders	$46,600	$—

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
Acquisition of Founders One, LLC
On January 2, 2026, we acquired a controlling interest in Founders One, LLC ("Founders"), which through its subsidiary, Simple Management Group, Inc. ("SMG"), operated 105 pawn stores in the U.S. and 11 additional countries at the time of acquisition. See Note 2 of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.” This transaction expands our geographic footprint in attractive markets, including Florida and Puerto Rico and provides a platform for domestic and international growth. Following the transaction and subsequent non-controlling interest acquisitions during the third quarter of fiscal 2026, we owned 100% of Founders and held an effective 97.4% ownership interest in SMG as of June 30, 2026. In July 2026, we acquired the remaining noncontrolling interest in SMG, increasing our ownership of SMG to 100%. SMG's results are consolidated in our financial statements from January 2, 2026 and are reported within our SMG segment.

Business Overview
EZCORP is a Delaware corporation headquartered in Austin, Texas. We are a leading provider of pawn services in the United States, Latin America and the Caribbean. Pawn loans are non-recourse loans collateralized by personal property. We also sell merchandise, primarily collateral forfeited from unpaid loans and pre-owned merchandise purchased from customers.
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

Financial Highlights
We remain focused on optimizing our balance of pawn loans outstanding (“PLO”) and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit (“Merchandise sales GP”) and jewelry scrap gross profit (“Jewelry scrap GP”) for the three and nine months ended June 30, 2026 and 2025:

The following chart presents sources of gross profit by segment for the three and nine months ended June 30, 2026 and 2025:

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
Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. In addition, we have an equity method investment that is denominated in Australian dollars and is translated into U.S. dollars. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the three and nine months ended June 30, 2026 and 2025 were as follows:

	June 30,		Three Months Ended June 30,		Nine Months Ended June 30,
	2026	2025	2026	2025	2026	2025

Mexican peso	17.5	18.8	17.4	19.5	17.8	20.0
Guatemalan quetzal	7.5	7.6	7.5	7.6	7.5	7.6
Honduran lempira	26.4	25.8	26.4	25.7	26.3	25.2
Australian dollar	1.5	1.5	1.4	1.6	1.5	1.6

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
•Latin America Pawn — all pawn activities in Mexico and other parts of Latin America, except for SMG; and
•SMG — all pawn activities of Simple Management Group, Inc.
Store Count by Segment

	Nine Months Ended June 30, 2026
	U.S. Pawn	Latin America Pawn	SMG	Consolidated

As of September 30, 2025	545	815	—	1,360
New locations opened	—	7	—	7
Locations acquired	3	14	—	17
Locations combined or closed	(1)	—	—	(1)
As of December 31, 2025	547	836	—	1,383
New locations opened	—	4	2	6
Locations acquired	12	—	105	117
As of March 31, 2026	559	840	107	1,506
New locations opened	—	9	1	10
Locations acquired	1	33	—	34
Locations combined or closed	—	(1)	—	(1)
As of June 30, 2026	560	881	108	1,549

	Nine Months Ended June 30, 2025
	U.S. Pawn	Latin America Pawn	Consolidated

As of September 30, 2024	542	737	1,279
New locations opened	—	4	4
As of December 31, 2024	542	741	1,283
New locations opened	—	9	9
Locations acquired	—	1	1
Locations combined or closed	—	(9)	(9)
As of March 31, 2025	542	742	1,284
New locations opened	—	10	10
Locations acquired	3	40	43
Locations combined or closed	—	(1)	(1)
As of June 30, 2025	545	791	1,336

Three Months Ended June 30, 2026 vs. Three Months Ended June 30, 2025

These tables, as well as the discussion that follows, should be read in conjunction with the accompanying Condensed Consolidated Financial Statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for our U.S. Pawn segment:

	Three Months Ended June 30,		Change
(in thousands)	2026	2025

Gross profit:
Pawn service charges	$95,209	$83,930	13%

Merchandise sales	118,762	112,249	6%
Merchandise sales gross profit	47,232	43,165	9%
Gross margin on merchandise sales	39.8%	38.5%	130bps

Jewelry scrap sales	37,231	23,750	57%
Jewelry scrap sales gross profit	10,048	6,936	45%
Gross margin on jewelry scrap sales	27.0%	29.2%	(220)bps

Other revenues	29	31	(6)%
Gross profit	152,518	134,062	14%

Segment operating expenses:
Store expenses	88,034	81,843	8%
Depreciation and amortization	2,837	2,651	7%
Loss on sale or disposal of assets and other	4	—	*
Segment operating contribution	61,643	49,568	24%

Other expense (income)	—	—	*
Segment contribution	$61,643	$49,568	24%

Other data:
Average monthly ending pawn loan balance per store (a)	$439	$389	13%
Monthly average yield on pawn loans outstanding	13%	13%	—bps
Pawn collateral - general merchandise (b)	31%	36%	(420)bps
Pawn collateral - jewelry (b)	69%	64%	420bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
(b)	Prior period has been recast to conform to an updated allocation methodology implemented in the current period. The change was not material.

PLO ended the quarter at $254.5 million, an increase of 15% (13% on a same-store basis) due to an increase in average loan size and continued strong loan demand.
Net inventory increased 28% due to the increase in PLO, layaways and purchases. Inventory turnover remained consistent at 2.0x. Aged general merchandise decreased by 90 bps to 1.9%, or $0.7 million of total general merchandise inventory.
Total revenues and gross profit increased 14%, driven by increased jewelry scrap sales, PSC, and merchandise sales.
Pawn service charges increased 13% as a result of higher average PLO.
Merchandise sales increased 6% (3% on a same-store basis), and sales gross margin increased by 130 bps to 40%.

Jewelry scrap sales increased 57% due to increase in gold price and jewelry purchases, and jewelry scrap sales gross margin decreased to 27% from 29%.
Store expenses increased 8% (6% on a same-store basis) primarily due to increased labor, in line with store activity.
Segment contribution increased 24% to $61.6 million.
Segment store count increased to 560 due to the acquisition of 1 store during the quarter.
Latin America Pawn
The following table presents selected summary financial data for the Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from its functional currencies noted above under “Results of Operations — Non-GAAP Constant Currency and Same-Store Financial Information.”

	Three Months Ended June 30,
(in thousands)	2026 (GAAP)	2025 (GAAP)	Change (GAAP)	2026 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$42,949	$31,409	37%	$39,586	26%

Merchandise sales	73,776	56,375	31%	67,655	20%
Merchandise sales gross profit	26,299	17,233	53%	24,038	39%
Gross margin on merchandise sales	35.6%	30.6%	500bps	35.5%	490bps

Jewelry scrap sales	7,670	3,220	138%	6,818	112%
Jewelry scrap sales gross profit	1,969	918	114%	1,745	90%
Gross margin on jewelry scrap sales	25.7%	28.5%	(284)bps	25.6%	(292)bps

Other revenues, net	14	17	(18)%	13	(24)%
Gross profit	71,231	49,577	44%	65,382	32%

Segment operating expenses:
Store expenses	43,633	31,539	38%	39,952	27%
Depreciation and amortization	2,891	2,156	34%	2,659	23%
Loss on sale or disposal of assets and other	21	—	*	—	*
Segment operating contribution	24,686	15,882	55%	22,771	43%

Other segment (income) expense	(123)	(12)	*	12	(200)%
Segment contribution	$24,809	$15,894	56%	$22,759	43%

Other data:
Average monthly ending pawn loan balance per store (a)	$111	$88	26%	$103	17%
Monthly average yield on pawn loans outstanding	15%	16%	(100)bps	15%	(100)bps
Pawn collateral - general merchandise	51%	60%	(900)bps	50%	(940)bps
Pawn collateral - jewelry	49%	40%	900bps	50%	940bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2026 Change (GAAP)	2026 Change (Constant Currency)
Same-store data:
PLO	35%	28%
PSC	26%	16%
Merchandise Sales	21%	11%
Merchandise Sales Gross Profit	41%	29%
Store Expenses	28%	17%
PLO improved to $98.9 million, an increase of 40% (33% on constant currency basis). On a same-store basis, PLO increased 35% (28% increase on a constant currency basis) due to strong loan demand and improved operational performance.
Net inventory increased 27% (21% on a constant currency basis) due to an increase in PLO. Inventory turnover remained consistent at 3.1x. On a same-store basis, net inventory increased by 11% (5% on a constant currency basis). Aged general merchandise decreased below 1% of total general merchandise inventory.
Total revenues increased 37% (25% on constant currency basis), and gross profit increased 44% (32% on a constant currency basis), primarily due to increased jewelry scrap sales, PSC, and merchandise sales.
PSC increased to $42.9 million, an increase of 37% (26% on a constant currency basis) as a result of higher average PLO.
Merchandise sales increased 31% (20% on constant currency basis) and 21% on a same-store basis (11% increase on a constant currency basis). Merchandise sales gross margin increased to 36% from 31%.
Jewelry scrap sales increased 138% due to increase in gold price, and jewelry scrap sales gross margin decreased to 26% from 29%.
Store expenses increased 38% (27% increase on a constant currency basis) and increased 28% on a same-store basis (17% increase on a constant currency basis) due to increased labor, in line with store activity and minimum wage increases.
Segment contribution increased 56% to $24.8 million (43% on a constant currency basis).
Segment store count increased by 41 to 881 during the quarter due to 33 acquired stores and 9 de novo stores, partially offset by 1 store consolidation.

SMG
The following table presents selected financial data for our SMG segment. As described above, SMG is consolidated in our financial statements beginning January 2, 2026; accordingly, prior period results do not include SMG operating results and period-over-period comparisons for this segment are not meaningful.

Three Months Ended June 30,
(in thousands)	2026

Gross profit:
Pawn service charges	$14,317

Merchandise sales	17,117
Merchandise sales gross profit	5,369
Gross margin on merchandise sales	31.4%

Jewelry scrap sales	11,674
Jewelry scrap sales gross profit	2,752
Gross margin on jewelry scrap sales	23.6%

Gross profit	22,438

Segment operating expenses:
Store expenses	16,026
Depreciation and amortization	635
Segment operating contribution	5,777

Other expense (income)	(157)
Segment contribution	$5,934

Other data:
Average monthly ending pawn loan balance per store (a)	$312
Monthly average yield on pawn loans outstanding	14%
Pawn collateral - general merchandise	51%
Pawn collateral - jewelry	49%

(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
PLO of $33.8 million and net inventory of $28.9 million, with aged general merchandise at 1.1% of total general merchandise inventory.

Total revenues were $43.1 million, comprised of merchandise sales of $17.1 million (with a margin of 31%), PSC of $14.3 million, and jewelry scrap sales of $11.7 million (with a margin of 24%).
Gross profit was $22.4 million.
Store expenses totaled $16.0 million.

Segment contribution was $5.9 million.
Segment store count increased during the quarter to 108 due to the addition of 1 de novo.

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

	Three Months Ended June 30,		Change
(in thousands)	2026	2025

Segment contribution	$92,386	$65,462	41%
Corporate expenses (income):
General and administrative	33,999	27,521	24%
Depreciation and amortization	3,287	3,196	3%
Other operating income	—	(1,262)	(100)%
Interest expense	8,353	8,458	(1)%
Interest income	(2,786)	(5,440)	(49)%
Equity in net income of unconsolidated affiliates	(1,895)	(1,200)	58%
Other (income) expense	(581)	(524)	11%
Income before income taxes	52,009	34,713	50%
Income tax expense	13,515	8,210	65%
Consolidated net income	$38,494	$26,503	45%

Segment contribution increased $26.9 million or 41% over the prior year quarter, primarily due to improved operating results from the U.S. Pawn and Latin America Pawn segments, and the acquisition of SMG in the second quarter of fiscal 2026.
General and administrative expense increased $6.5 million or 24%, primarily due to labor costs (including higher incentive compensation) and expenses associated with SMG.
Interest income decreased $2.7 million or 49%, primarily due to a decrease in the average Cash and cash equivalents held during the period as compared to the prior period.
Income tax expense increased $5.3 million primarily due to an increase in income before taxes of $17.3 million.
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

Nine Months Ended June 30, 2026 vs. Nine Months Ended June 30, 2025
The tables below and discussion that follows should be read in conjunction with the accompanying condensed consolidated financial statements and related notes.
U.S. Pawn
The following table presents selected summary financial data for the U.S. Pawn segment:

	Nine Months Ended June 30,		Change
(in thousands)	2026	2025

Gross profit:
Pawn service charges	$289,153	$259,354	11%

Merchandise sales	385,688	357,964	8%
Merchandise sales gross profit	148,824	132,552	12%
Gross margin on merchandise sales	38.6%	37.0%	160bps

Jewelry scrap sales	128,236	56,146	128%
Jewelry scrap sales gross profit	45,031	14,129	219%
Gross margin on jewelry scrap sales	35.1%	25.2%	990bps

Other revenues	90	82	10%
Gross profit	483,098	406,117	19%

Segment operating expenses:
Store expenses	264,182	245,042	8%
Depreciation and amortization	8,369	8,050	4%
Loss on sale or disposal of assets and other	91	17	*
Segment operating contribution	210,456	153,008	38%

Other segment income	—	(7)	(100)%
Segment contribution	$210,456	$153,015	38%

Other data:
Average monthly ending pawn loan balance per store (a)	$430	$389	11%
Monthly average yield on pawn loans outstanding	14%	14%	(20)bps

*	Represents a percentage computation that is not mathematically meaningful.
(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Pawn service charges increased 11% as a result of higher average PLO.
Merchandise sales increased 8%, and merchandise sale gross margin increased 160 bps.
Jewelry scrap sales increased 128%, and jewelry scrap sales gross margin increased from 25% to 35%, due to increase in gold price and jewelry purchases
Store expenses increased 8% (6% on a same-store basis), primarily due to increased labor, in line with store activity.
Segment contribution increased $57.4 million, or 38%, primarily due to the changes described above.

Latin America Pawn
The following table presents selected summary financial data our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Constant Currency and Same-Store Financial Information” above.

	Nine Months Ended June 30,
(in thousands)	2026 (GAAP)	2025 (GAAP)	Change (GAAP)	2026 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$117,668	$88,908	32%	$108,232	22%

Merchandise sales	213,643	166,470	28%	195,274	17%
Merchandise sales gross profit	73,870	50,277	47%	67,364	34%
Gross margin on merchandise sales	34.6%	30.2%	440bps	34.5%	430bps

Jewelry scrap sales	18,704	8,494	120%	16,688	96%
Jewelry scrap sales gross profit	5,933	2,144	177%	5,280	146%
Gross margin on jewelry scrap sales	31.7%	25.2%	648bps	31.6%	640bps

Other revenues, net	47	49	(4)%	42	(14)%
Gross profit	197,518	141,378	40%	180,918	28%

Segment operating expenses:
Store expenses	125,762	90,343	39%	114,504	27%
Depreciation and amortization	8,159	6,191	32%	7,502	21%
Loss on sale or disposal of assets and other	21	8	163%	—	(100)%
Segment operating contribution	63,576	44,836	42%	58,912	31%

Other segment (income) expense	(489)	(220)	122%	6	(103)%
Segment contribution	$64,065	$45,056	42%	$58,906	31%

Other data:
Average monthly ending pawn loan balance per store (a)	$100	$85	18%	$92	8%
Monthly average yield on pawn loans outstanding	16%	16%	—bps	15%	(100)bps

(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.

	2026 Change (GAAP)	2026 Change (Constant Currency)
Same-store data:
PLO	34%	27%
PSC	22%	12%
Merchandise Sales	19%	9%
Merchandise Sales Gross Profit	37%	25%
Store Expenses	28%	17%
During the nine months ended June 30, 2026, net store count increased by 66 due to the acquisition of 47 stores and the opening of 20 de novo stores, partially offset by 1 store consolidation.
PSC increased 32% to $117.7 million (22% to $108.2 million on a constant currency basis) as a result of higher average PLO and new stores.
Merchandise sales increased 28% (17% on a constant currency basis) and 19% on a same-store basis (9% on a constant currency basis). Merchandise sales gross margin increased 440 bps to 35% from 30%.

Jewelry scrap sales increased 120% (96% constant currency basis), and jewelry scrap sales gross margin increased from 25% to 32% due to increase in gold price.
Store expenses increased 39% (27% increase on a constant currency basis) and increased by 28% on a same-store basis (17% increase on a constant currency basis). The constant currency increase was primarily due to increased labor, in line with store activity and minimum wage increases.
Segment contribution increased $19.0 million, or 42% ($13.9 million, or 31%, on a constant currency basis), due to the changes noted above.
SMG
The following table presents selected financial data for our SMG segment. As described above, SMG is consolidated in our financial statements beginning January 2, 2026; accordingly, prior period results do not include SMG operating results and period-over-period comparisons for this segment are not meaningful.

Nine Months Ended June 30,
(in thousands)	2026

Gross profit:
Pawn service charges	$28,699

Merchandise sales	34,936
Merchandise sales gross profit	11,274
Gross margin on merchandise sales	32.3%

Jewelry scrap sales	30,784
Jewelry scrap sales gross profit	8,602
Gross margin on jewelry scrap sales	27.9%

Gross profit	48,575

Segment operating expenses:
Store expenses	32,640
Depreciation and amortization	1,309
Segment operating contribution	14,626

Other expense (income)	(119)
Segment contribution	$14,745

Other data:
Average monthly ending pawn loan balance per store (a)	$317
Monthly average yield on pawn loans outstanding	14%

(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
Total revenues were $94.4 million, comprised of merchandise sales of $34.9 million (with a margin of 32.3%), jewelry scrap sales of $30.8 million (with a margin of 27.9%), and PSC of $28.7 million.
Gross profit was $48.6 million.

Store expenses were $32.6 million.

Segment contribution was $14.7 million, reflecting SMG operating results from the January 2, 2026 consolidation date through June 30, 2026.

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

	Nine Months Ended June 30,		Change
(in thousands)	2026	2025

Segment contribution	$289,266	$198,071	46%
Corporate expenses (income):
General and administrative	95,230	76,805	24%
Depreciation and amortization	10,157	10,117	—%
Other operating income	—	(1,262)	(100)%
Interest expense	24,873	14,886	67%
Interest income	(10,187)	(9,408)	8%
Equity in net income of unconsolidated affiliates	(4,884)	(4,180)	17%
Other (income) expense	(2,589)	604	*
Income before income taxes	176,666	110,509	60%
Income tax expense	44,284	27,600	60%
Consolidated net income	$132,382	$82,909	60%

*	Represents a percentage computation that is not mathematically meaningful.

Segment contribution increased $91.2 million or 46% over the prior year period, primarily due to improved operating results of the U.S. Pawn and Latin America Pawn segments, and the acquisition of SMG in the second quarter of fiscal 2026.
General and administrative expenses increased $18.4 million or 24%, primarily due to labor costs (including higher incentive compensation) and expenses associated with SMG.
Interest expense increased $10.0 million or 67%, primarily driven by the issuance of 2032 Senior Notes in the second quarter of fiscal 2025.
Interest income increased $0.8 million or 8%, primarily due to an increase in the average Cash and cash equivalents held during the period as compared to the prior period.
Other (income) expense improved $3.2 million primarily due to the non-cash gain on remeasurement of our previously held equity interest in Founders, in connection with the January 2, 2026 acquisition.
Income tax expense increased $16.7 million, primarily due to an increase in income before income taxes of $66.2 million for the nine months ended June 30, 2026 compared to the same period in the prior year.
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
Liquidity and Capital Resources
Cash and Cash Equivalents
Our cash and cash equivalents balance was $311.0 million at June 30, 2026 compared to $469.5 million at September 30, 2025. Our cash and equivalents are primarily held in cash depository accounts with banks in geographies we operate or invested in high quality, short-term liquid investments. The decrease in cash and cash equivalents is primarily driven by the retirement of SMG’s existing third-party indebtedness and cash used for acquisitions.

Cash Flows
The table and discussion below presents a summary of the selected sources and uses of our cash:

	Nine Months Ended June 30,		Percentage Change
(in thousands)	2026	2025

Net cash provided by operating activities	$130,388	$97,730	33%
Net cash used in investing activities	(125,466)	(66,040)	90%
Net cash (used in) provided by financing activities	(164,160)	275,606	(160)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	1,223	(26)	*
Net (decrease) increase in cash, cash equivalents and restricted cash	$(158,015)	$307,270	(151)%

*	Represents a percentage computation that is not mathematically meaningful.
The $32.7 million increase in cash flows provided by operating activities year-over-year was primarily due to an increase in net income and non-cash adjustments, partially offset by changes in working capital.
The $59.4 million increase in cash flows used in investing activities year-over-year was primarily due to a $91.7 million increase in net pawn lending outflows and a $34.5 million increase in net cash flows used related to acquisitions, investments and capital expenditures, partially offset by a $66.8 million increase in cash inflows from the sale of forfeited collateral.
In the nine months ended June 30, 2026, cash used in financing activities was driven primarily by the retirement of SMG’s existing third-party indebtedness. In the comparable prior year-period, cash provided by financing activities consisted primarily of proceeds from the issuance of the 2032 Senior Notes, partially offset by debt issuance costs paid in connection with that offering.
The net effect of these changes was a $158.0 million decrease during the current year to date period, resulting in a $326.7 million ending cash, cash equivalents and restricted cash balance.
Sources and Uses of Cash
On November 11, 2025, the Board approved a new share repurchase program which replaced the previous program that expired on May 3, 2025. Under the new program, we are authorized to repurchase up to $50 million of our Class A Non-Voting common shares over the next three years (the “2026 Common Stock Repurchase Program”). During the nine months ended June 30, 2026, the Company repurchased and retired 287,627 of our Class A Common Stock for $8.0 million under the 2026 Common Stock Repurchase Program. See Note 9 of Notes to Condensed Consolidated Financial Statements included in “Part I, Item 1 — Financial Statements.”
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Our principal executive officer and principal financial officer have concluded that as of June 30, 2026, our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure
The Company acquired a controlling interest in Founders One, LLC on January 2, 2026 and 12 pawn stores in Texas in a purchase business combination completed on January 12, 2026. As discussed in SEC staff guidance, a company may conclude it will exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition. In light of the overlap between a company’s disclosure controls and procedures and its internal control over financial reporting, the evaluation of disclosure controls and procedures may also exclude an assessment of the disclosure controls and procedures of the acquired entity that are subsumed in internal control over financial reporting. In consideration of the SEC staff guidance, we excluded these acquisitions from our assessment of the effectiveness of disclosure controls and procedures as of June 30, 2026. The total assets and total revenues excluded from our assessment represented 15% and 11% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the three months ended June 30, 2026, and 8% of consolidated total revenues for the period from January 2, 2026 through June 30, 2026.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2. Unregistered Sale of Equity Security and Use of Proceeds
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended June 30, 2026.

	Share Repurchases
	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs (1)
	(in thousands, except number of shares and average price information)
April 1, 2026 through April 30, 2026	69,033	$28.97	69,033	$44,000
May 1, 2026 through May 31, 2026	—	$—	—	$44,000
June 1, 2026 through June 30, 2026	62,756	$31.87	62,756	$42,000
Quarter ended June 30, 2026	131,789	$30.35	131,789	$42,000
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
ITEM 5. Other Information
Insider Trading Arrangements
On June 12, 2026, Ellen Bryant, Chief Legal Officer, entered into a prearranged trading plan to sell up to 40,000 shares of the Company’s Class A Non-Voting Common Stock, between September 11, 2026 and June 11, 2027, pursuant to the terms of the plan. The plan is designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company’s policies regarding stock transactions.

Other than as described above, no Director or Executive Officer adopted, modified or terminated any contract, instruction, written plan or other trading arrangement relating to the purchase or sale of Company securities during the fiscal quarter ended June 30, 2026.

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

EZCORP, INC.

Date:	August 5, 2026	/s/ Timothy K. Jugmans
Timothy K. Jugmans, Chief Financial Officer