Form 10-K
period 2026-09-30
EZCORP INC
filed 2026-11-12
CIK 876523

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended September 30, 2026 or

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The only class of voting securities of the registrant issued and outstanding is the Class B Voting Common Stock, par value $.01 per share, all of which is owned by an affiliate of the registrant. There is no trading market for the Class B Voting Common Stock. The aggregate market value of the Class A Non-Voting Common Stock held by non-affiliates of the registrant was $1,342 million, based on the closing price on the NASDAQ Stock Market on March 31, 2026.
As of November 6, 2026, 58,378,156 shares of the registrant’s Class A Non-Voting Common Stock, par value $.01 per share, and 2,970,171 shares of the registrant’s Class B Voting Common Stock, par value $.01 per share, were outstanding.
Documents incorporated by reference: None

EZCORP, INC.
FISCAL YEAR ENDED SEPTEMBER 30, 2026

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
Unless otherwise specified, references to the “Company,” “we,” “our,” “us” and “EZCORP” refer to EZCORP, Inc. and its consolidated subsidiaries, collectively. References to a “fiscal” year refer to our fiscal year ended September 30 of the specified year. For example, “fiscal 2026” refers to the fiscal year ended September 30, 2026. All currency amounts preceded with “$” are stated in U.S. dollars, except as otherwise indicated.
ITEM 1. BUSINESS
Purpose, Vision and Strategy
EZCORP, Inc. is a leading provider of pawn services in the United States (“U.S.”), Latin America and the Caribbean with 1,590 locations and approximately 9,800 Team Members. We are a Delaware corporation headquartered in Austin, Texas.
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
That strategy consists of three fundamental pillars:
•Strengthen Core Store Operations — Relentless focus on superior execution and operational excellence in our core pawn business.
•Grow Customers and Transform Experience — Drive customer growth by transforming customer and team experience, in store and online.
•Expand Store Network — Grow scale, market presence and financial returns through new stores, acquisitions, new formats and new markets.
And we rely on six foundational capabilities to execute our strategy and achieve our purpose:
•Team Members — We enable diverse, engaged and tenured teams with a true passion for pawnbroking.
•IT, Data and AI Modernization — We modernize our technology, data and AI capabilities to capitalize on growth opportunities and create greater value in every customer interaction.
•Cost Efficiency — We drive cost efficiency through an ongoing focus on simplification and optimization.
•Compliance — We build a strong culture of compliance in which we meet our regulatory obligations and serve customers fairly and responsibly in every market where we operate.
•Controls — We are continually focused on strengthening our capabilities to manage operational, financial, regulatory, information security and reputational risk.
•Sustainability — We prioritize developing the foundational elements of a comprehensive and integrated sustainability program.

Overview of Our Business
At September 30, 2026, we operated a total of 1,590 locations, consisting of:
•628 pawn stores in the United States;
•672 pawn stores in Mexico; and
•290 pawn stores in Guatemala, El Salvador, Honduras, the Caribbean and Central America
On January 2, 2026, we acquired a controlling interest in Founders One, LLC ("Founders"), which through its subsidiary Simple Management Group, Inc. ("SMG") operated 105 pawn stores in the U.S. and 11 additional countries at the time of acquisition, primarily under the names "La Familia Pawn and Jewelry" and "CashWiz." See Note 3: Acquisitions of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
This acquisition expanded our geographic footprint in attractive markets, including Florida and Puerto Rico, and provides a platform for domestic and international growth. Following the initial transaction, we owned 87.7% of Founders, which controlled SMG with an 85.1% ownership interest. During fiscal 2026, we acquired the remaining interests in Founders and SMG, and Founders and SMG became wholly owned subsidiaries. SMG's operating results are consolidated in our financial statements beginning January 2, 2026 and are reported within our SMG segment.
In our pawn stores, we advance cash against the value of collateralized tangible personal property and sell merchandise to customers looking for good value. The merchandise we sell primarily consists of pre-owned collateral forfeited from our pawn activities or merchandise purchased from customers. By store count, we are the second largest pawn store owner and operator in the U.S. and one of the largest in Latin America. We also offer web-based applications under the name EZ+ that allow customers to manage their pawn transactions, layaways, and loyalty rewards online.
In addition to our core pawn business, we have made the following strategic investment:
•We own 43.5% of Cash Converters International Limited (“Cash Converters”), a publicly traded company (ASX: CCV) headquartered in Perth, Western Australia. Cash Converters and its controlled companies comprise a diverse group generating revenues from franchising, store operations, and personal finance (including pawn transactions) in 647 stores across 15 countries.
We generate revenues primarily from pawn service charges (“PSC”) on pawn loans outstanding (“PLO”), merchandise sales and jewelry scrapping. We remain focused on optimizing our balance of PLO and the resulting higher PSC. The following chart presents sources of gross profit, including PSC, merchandise sales gross profit (“Merchandise sales GP”), and jewelry scrap gross profit (“Jewelry scrap GP”) for fiscal 2026, fiscal 2025, and fiscal 2024:

The following charts present sources of gross profit by segment for fiscal 2026, fiscal 2025, and fiscal 2024:
Segment and Geographic Information
We conduct our business globally and primarily manage our business by geography. As a result of the acquisition of Founders and SMG on January 2, 2026, the composition of our reportable segments changed beginning in the second quarter of fiscal 2026. Refer to Note 13: Segment Information of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” SMG is now reported as a standalone reportable segment and our equity interest in CCV is now included within Corporate. Prior period segment information has been recast to reclassify CCV equity income and interest income from notes receivable from Founders from the "Other Investments" segment to Corporate. Because SMG was not a consolidated subsidiary in any prior period presented, no prior period SMG segment results are presented in our consolidated financial statements. Our business is organized into the following reportable segments:
•U.S. Pawn, which includes our EZPAWN, Value Pawn & Jewelry and other branded pawn operations in the United States, excluding SMG;
•Latin America Pawn, which includes our Empeño Fácil, Cash Apoyo Efectivo and other branded pawn operations in Mexico, as well as our GuatePrenda and MaxiEfectivo pawn operations in Guatemala, El Salvador and Honduras (referred to as “GPMX”); and
•SMG, which includes our La Familia Pawn and Jewelry and CashWiz branded pawn operations in the U.S., the Caribbean and Central America.

The following table presents store data by segment:

	U.S. Pawn	Latin America Pawn	SMG	Consolidated

As of September 30, 2023	529	702	—	1,231
New locations opened	1	40	—	41
Locations acquired	13	—	—	13
Locations combined or closed	(1)	(5)	—	(6)
As of September 30, 2024	542	737	—	1,279
New locations opened	—	40	—	40
Locations acquired	4	48	—	52
Locations combined or closed	(1)	(10)	—	(11)
As of September 30, 2025	545	815	—	1,360
New locations opened	—	45	3	48
Locations acquired	21	64	105	190
Locations combined or closed	(3)	(2)	(3)	(8)
As of September 30, 2026	563	922	105	1,590
For additional information about our segments and geographic areas, see Note 13: Segment Information of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Pawn Activities
At our pawn stores, we primarily advance cash against the value of collateralized tangible personal property. We earn pawn service charges (“PSC”) for those cash advances, which vary by jurisdiction and transaction size. At the time of the pawn transaction, we take possession of the pawned collateral, which consists of tangible personal property, primarily jewelry, consumer electronics, tools, sporting goods or musical instruments. If the customer chooses to redeem their pawn, they repay the amount advanced plus PSC. If the customer chooses not to redeem their pawn, the pawned collateral becomes our inventory, which we sell in our retail merchandise sales activities or, in some cases, scrap for its inherent gold or precious stone content. Consequently, the success of our pawn business is largely dependent on our ability to accurately assess the probability of pawn redemption and the estimated resale or scrap value of the collateralized personal property.
As of September 30, 2026, we had a closing PLO balance of $402.8 million. In fiscal 2026, PSC accounted for approximately 35% of our total revenues and 61% of our gross profit.
In the U.S. Pawn segment, PSC rates generally vary between 12% and 25% per month as permitted by applicable law, and the pawn term generally ranges between 30 and 90 days. Pawn transactions typically average between $230 and $250.
In Mexico, PSC rates generally vary between 15% and 21% per month as permitted by applicable law, and the pawn term is approximately 30 days. Pawn transactions typically average between 1,500 and 1,900 Mexican pesos, or approximately $90 to $110, using the average exchange rate for fiscal 2026.
In GPMX, PSC rates generally vary between 12% and 18% per month as permitted by applicable law, and the pawn term is approximately 30 days. Pawn transactions are made in the local currency of the country in which the transaction occurs and typically average between $130 and $150 using the average exchange rates for fiscal 2026. The average transaction size tends to be higher in the GPMX countries than in Mexico due to the higher concentration of jewelry used as pawn collateral.
In our SMG segment, PSC rates and pawn terms in our U.S. stores are generally consistent with those described above for our U.S. pawn operations. In Puerto Rico and our other Latin America and Caribbean markets, PSC rates generally vary between 20% and 25% per month as permitted by applicable law, and the pawn term is 30 days. Pawn transactions are made in U.S. dollars or the local currency of the country in which the transaction occurs and typically average between $250 and $270 using the average exchange rates for fiscal 2026.
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
Our risk management structure consists of compliance, asset protection and internal audit teams, which monitor lending practices, inventory systems, regulatory compliance and compliance with robust internal policies and procedures. We perform full physical audits of inventory at each store at least annually, and more often in higher risk stores or those experiencing higher shrinkage. Inventory counts are completed daily for jewelry and firearms in our US Pawn and Latin America Pawn stores, and other inventory categories more susceptible to theft are cycle counted multiple times annually. We record shrink adjustments for known losses at the conclusion of each inventory count. These adjustments are recorded as estimates during interim periods and as discovered during cycle counts.
Human Capital Management
Engagement Survey
We perform an annual Global Employee Engagement Survey, to assess the engagement of our teams and to identify areas of opportunity. Our most recent survey, administered by Glint in April 2026, achieved an 88% participation rate and an overall engagement score of 86. Our engagement score is twelve points higher than the global benchmark, assembled from data of over 1,200 companies of varying size across a variety of industries (Finance, Healthcare, Manufacturing, Professional Services, Retail, Technology and Utilities) and includes results from over 11 million respondents located in over 160 countries. Team members acquired through the SMG acquisition were not included in the FY26 employee engagement survey. Engagement data for this population will be incorporated into future survey cycles.

Our top strengths were Purpose, Customer Focus and Belonging. Our focus areas for improvement included Work-Life Balance, Action Taking and Recognition. Team Members provided over 11,000 comments. To ensure we address issues raised in the survey, all operational leaders at the District Manager and above level have Engagement Objectives for fiscal 2027, guided by actions anticipated to yield the most significant business and Team Member impact.
Talent Management and Development
We employ approximately 9,800 Team Members across the Company, including approximately 4,200 in United States, 4,100 in Mexico, 1,400 in Central America and 100 in the Caribbean. We seek to hire and promote Team Members to lead the way today and to step into greater roles in the future. We achieve this goal through training and development programs that Team Members use to plan their careers and identify future growth opportunities. We engage Team Members at all levels in order to understand their professional and personal goals and identify high potential future leaders to strengthen our internal bench and retain our talent.
In our pawn stores we provide:
•Onboarding programs that incorporate online and hands-on training in the art and science of pawnbroking;
•Career path programs aligned with our talent and succession strategy, emphasizing career progression and individual development programs; and
•Learning experiences that unlock and accelerate Team Member potential and business growth.
Our investment in store-level Team Members produced tangible results during fiscal 2026:
•High scoring questions in our 2026 Global Employee Engagement Survey included “I have good opportunities to learn and develop at EZCORP” (with an 87 favorability rating) and “I have good career opportunities at EZCORP” (with an 86 favorability rating).

•Approximately 80% of managerial positions were filled via internal promotion, excluding SMG, which is not yet reflected in our internal mobility metrics.
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
To support our ethical business practices, we maintain an Ethics Hotline available to all Team Members and external stakeholders to report (anonymously if desired) any matter of concern. Communications to the hotline (which is managed by an independent third party) are routed to appropriate functional areas (including Human Resources, Legal and Compliance), and, in certain cases, directly to the Board of Directors, for investigation and resolution. In addition, any shareholder or other interested party may send communications to the Board of Directors, individually or as a group, through means outlined in the Investor Relations section of our website.
Belonging
At EZCORP, we foster an environment that values belonging and development for all. In our 2026 Global Employee Engagement Survey, 85% of participants responded positively to the question, “I feel a sense of belonging at EZCORP.”
We also employ a diverse workforce, embodying a broad array of perspectives and experiences.

Fiscal 2026 U.S. Race and Ethnicity Demographics (1) (2)

Fiscal 2026 Global Gender Demographics (2)
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
Management and Oversight
In addition to the role of management in designing effective compensation programs for all Team Members, the People and Compensation Committee of the Board of Directors has primary responsibility for analyzing, advising and (as appropriate) approving executive compensation. The committee is also responsible for organizational development matters and otherwise assisting the Board of Directors in its overall responsibility to enable EZCORP to attract, retain, develop and motivate qualified executives who contribute to the long-term success of the Company. The committee actively participates in the executive recruitment and selection process. Committee members are instrumental in the executive talent management and succession processes, including the review and attainment of annual objectives for our executive officers.
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
For further discussion of our corporate governance standards, see “Part III, Item 10 — Directors, Executive Officers and Corporate Governance.”
•Our pawn operations are licensed and supervised in all jurisdictions in which we operate. We maintain a strong compliance culture that is monitored and overseen by our Board of Directors and supported by seasoned legal and compliance teams.
•Protecting the privacy, integrity and security of our customers’ data and our enterprise network is a top priority that also is monitored and overseen by our Board of Directors. We maintain a separate IT Security team that is responsible for the design and implementation of our cyber risk strategy, including deployment of systems, enterprise-wide training, monitoring and reporting of threat incidents and response preparedness, as further discussed in “Part I, Item 1C — Cybersecurity.”
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
•Each of our stores serves as its own “supply chain.” We take in pre-owned merchandise, either through pawn or purchase from customers, and then sell that merchandise (after forfeiture, in the case of pawn transactions), generally in the same store. Thus, we do not maintain or rely on mass supply, distribution or warehousing facilities.
•Virtually all of the merchandise we sell is pre-owned, contributing to goods recycling and the circular economy. In fiscal 2026, we sold approximately 5.6 million pre-owned items, including over 3.3 million items in the consumer electronics, camera and household goods categories, 1.5 million other general merchandise items (such as tools and musical instruments) and 0.8 million jewelry items in our U.S. Pawn and Latin America Pawn segments. In addition, through our jewelry scrapping activities, we recycle significant volumes of gold and diamonds. All of these activities extend the useful life of products, reducing waste and lessening the demand for new manufacturing and mining.
•Our store operations leave a relatively small carbon footprint when compared to big-box or other mass retailers that rely on manufacturers and extensive supply chain and distribution channels. Our stores are relatively small (generally 4,300 square feet or less). To reduce energy consumption, we utilize energy-efficient LED lighting in 70% of our U.S. stores and 95% of Latin America stores.
•In all of our facilities, including our corporate support offices, we promote environmental stewardship by reducing consumption, recycling paper products (approximately 1.1 million pounds across all U.S. Pawn locations during fiscal 2026) and responsibly disposing of end-of-life computers, electronics and related accessories through recycling or other sound e-waste processing. Our corporate office in Austin, Texas is LEED Certified Silver status.

Growth and Expansion
Part of our strategy is to increase the number of locations we operate through opening new (“de novo”) locations and through acquisitions in Latin America and the U.S. and potential new markets. Our ability to add new stores is dependent on several variables, such as projected achievement of internal investment hurdles, the availability of acceptable sites or acquisition candidates, the alignment of price expectations, the regulatory environment, local zoning ordinances, access to capital and availability of qualified personnel.
The most significant expansion of our store base during fiscal 2026 was the acquisition of SMG, which added 105 stores and is now reported as a standalone reportable segment.
During fiscal 2026, we continued the expansion of our Latin America and U.S. operations with the opening of 48 de novo stores (20 in Mexico, 20 in Guatemala, 5 in Honduras, 2 in the U.S. and 1 in the Caribbean) and the acquisition of 85 stores (64 in Latin America and 21 in the U.S.). We also consolidated 8 stores (2 in Latin America and 4 in the U.S. and 2 in the Caribbean). We now own a total of 1,590 stores, 672 in Mexico, 628 in the U.S., and 290 pawn stores in Guatemala, El Salvador, Honduras, the Caribbean and Central America. In fiscal 2026, the Latin America stores represented 27% of our consolidated gross profit as the average scale of Latin America pawn stores is smaller than in the U.S. We see opportunity for further expansion in Latin America and the U.S. through acquisitions and de novo openings.
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
Our competitors for merchandise sales include retail and wholesale stores such as jewelry stores, discount retail stores, consumer electronics stores, other pawn stores, other resale stores, electronic commerce retailers and auction sites. Competitive factors in our retail operations include the ability to provide customers with a variety of merchandise at considerable value, exceptional customer service and convenient locations.
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
We launched our EZ+ Rewards loyalty program in the U.S. and Mexico in 2021 and in GPMX in 2022. This free program allows customers to earn points on most of our transactions that may be applied as a discount towards retail sales once certain point thresholds are met. We believe this program provides a distinct competitive advantage over other pawn operators.

Trademarks and Trade Names
We operate our pawn stores principally under the names “EZPAWN”, “Value Pawn & Jewelry,” and “La Familia Pawn and Jewelry” in the U.S., “EMPEÑO FÁCIL” and “Cash Apoyo Efectivo,” in Mexico, “GuatePrenda,” in Guatemala, “MaxiEfectivo” in El Salvador and Honduras, and “CashWiz” in the Caribbean. We have registered the names EZCORP, EZPAWN, Value Pawn & Jewelry, and La Familia Pawn and Jewelry, among others, with the United States Patent and Trademark Office. In Mexico, we have registered the names “EMPEÑO FÁCIL,” “Cash Apoyo Efectivo,” “Bazareño,” “Presta Dinero,” “Montepio San Patricio,” and “Providencia Empeños,” among others, with the Instituto Mexicano de la Propiedad Industrial. We have registered the name “GuatePrenda” in Guatemala and the name “MaxiEfectivo” in Guatemala, El Salvador and Honduras.
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
Other Regulations — Our business activities are subject to other state and federal statutes and regulations, including the following:
•We are subject to the federal Truth in Lending Act (“TILA”), and its underlying regulations, which requires lenders to disclose information about the terms and costs of credit in a standardized manner, including in the form of an annual percentage rate. The TILA regulations also require us to provide certain disclosure in advertising our pawn transactions.
•We are subject to the federal Gramm-Leach-Bliley Act and its underlying regulations, as well as various state laws and regulations relating to privacy and data security. Under these regulations, we are required to disclose to our customers our policies and practices relating to the protection and sharing of certain customer information. These regulations also require us to ensure that our systems are designed to protect the security and confidentiality of customers’ appliable personal information, and many of these regulations dictate certain actions that we must take to notify customers if their personal information is disclosed in an unauthorized manner. In some jurisdictions, we are subject to the laws restricting the scope of data we collect and granting rights to our customers to access, correct and/or delete the information we obtain.
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
•Under the USA PATRIOT Act, we must maintain an anti-money laundering compliance program that includes the development of internal policies, procedures and controls; the designation of a compliance officer; an ongoing Team Member training program and an independent testing of the program.
•We are subject to the Bank Secrecy Act and its underlying regulations, which require us to report and maintain records of certain high-dollar transactions, including the receipt of more than $10,000 in cash in one transaction or related transactions, which is reported on IRS/FinCEN Form 8300. In addition, federal laws and regulations require us to report certain transactions (or series of transactions) deemed suspicious to the Financial Crimes Enforcement Network of the Treasury Department (“FinCEN”). Generally, a transaction is considered suspicious if we know, suspect or have reason to suspect that the transaction (a) involves funds derived from illegal activity or is intended to hide or disguise such funds, (b) is designed to evade the requirements of the Bank Secrecy Act or (c) appears to serve no legitimate business or lawful purpose.
•The Office of Foreign Assets Control (“OFAC”) of the Department of the Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction and other threats to the national security, foreign policy or economy of the United States. We are prohibited from doing business with named individuals, businesses and countries subject to sanctions and restrictions, and we are required to block or reject, and report to OFAC transactions involving persons designated by OFAC.
•The Foreign Corrupt Practices Act ("FCPA") makes it unlawful for certain classes of persons and entities to make payments to foreign government officials to assist in obtaining or retaining business. Specifically, the anti-bribery provisions of the FCPA prohibit the willful use of the mail or any means of instrumentality of interstate commerce corruptly in furtherance of any offer, payment, promise to pay, or authorization of the payment of money or anything of value to any person, while knowing that all or a portion of such money or thing of value will be offered, given or promised, directly or indirectly, to a foreign official to influence the foreign official in his or her official capacity, induce the foreign official to do or omit to do an act in violation of his or her lawful duty, or to secure any improper advantage in order to assist in obtaining or retaining business for or with, or directing business to, any person. As an issuer, we are also subject to the FCPA’s accounting provisions, which require us to maintain accurate books and records and a system of internal accounting controls.
•The Military Lending Act and regulations promulgated pursuant thereto limit the military annual percentage rate (“MAPR”), which includes most fees and charges, on certain consumer loans (including pawn loans) made to covered members of the armed forces and their dependents to 36% MAPR. The Military Lending Act also requires certain disclosures and prohibits certain loan terms, including mandatory arbitration provisions and prepayment penalties.
•We are subject to the Telephone Consumer Protection Act and similar state laws, which restrict the use of automated dialing systems, prerecorded messages and text messages to contact consumers and require prior consent for certain marketing communications.
•The majority of our pawn stores in the U.S. deal in firearms and each of those stores maintains a federal firearms license as required by federal law and, in some jurisdictions, a similar firearms license required by state law. The federal Gun Control Act of 1968 and regulations issued by the Bureau of Alcohol, Tobacco, Firearms and Explosives also require each pawn store dealing in firearms to maintain a permanent written record of acquisition and disposition of firearms. In addition, we must comply with the Brady Handgun Violence Prevention Act, which requires us to conduct a background check through the National Instant Criminal Background Check System (or a designated state point of contact) before releasing, selling or otherwise disposing of firearms.
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
Mexico Regulations
Pawn Regulations — The Federal Consumer Protection Law establishes registration and operating requirements for pawnshops in Mexico and provides for administrative regulation of the pawnshop industry by the Procuraduría Federal del Consumidor (PROFECO), Mexico’s primary federal consumer protection agency. PROFECO regulates the form and terms of pawn loan contracts (but not interest or service charge rates), defines certain operating standards and procedures for pawnshops, including retail operations, and establishes disclosure, bonding and reporting requirements. The law also requires us to submit a monthly report to the applicable state authority when a customer pawns three or more identical or similar items, or when a customer’s conduct reasonably suggests the items may have been obtained illicitly. There are fines and sanctions, including operating suspensions, for failure to comply with these requirements

The Federal Law on the Protection of Personal Data Held by Private Parties requires us to protect our customers’ personal information. This law requires us to inform customers if we share customer personal information with third parties and to post (both online and in-store) our Data Privacy Policy.
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
We are also subject to the Federal Law for the Prevention and Identification of Transactions with Funds from Illegal Sources, which requires reporting of certain transactions exceeding certain monetary limits, the appointment of a compliance officer and maintenance of customer identification records and controls. This law, including 2025 amendments thereto and 2026 amendments to its implementing regulations, affects all vulnerable activities in Mexico and is intended to detect commercial activities arising from illicit or ill-gotten means through bilateral cooperation between Mexico’s Ministry of Finance and Public Credit and Mexico’s Attorney General’s Office. The law also restricts the use of cash in certain transactions associated with high-value assets and limits, to the extent possible, money laundering activities protected by the anonymity that such cash transactions provide. Relevant aspects of the law specifically affecting the pawn industry include monthly reporting on “vulnerable activities,” which include pawn transactions exceeding 188,282.55 Mexican pesos and retail transactions of precious metals exceeding 188,282.55 Mexican pesos. Retail transactions of precious metals in cash exceeding 376,565.10 Mexican pesos are prohibited. There are significant fines and sanctions for failure to comply with these rules.
We must also comply with the Official Mexican Standards issued by regulatory agencies in accordance with Article 40 of the Federal Law on Metrology and Standardization, which establishes rules applicable to retail products and services and related disclosures, labeling and marketing, including NOM-179-SCFI-2016, NOM-017-SCFI-1993 and NOM-024-SCFI-2013.
In addition to the above, our pawn business in Mexico is subject to various general business regulations in the areas of tax compliance, customs, consumer protections, money laundering, civil protection regulations, municipal regulations, trade code (federal), public safety and employment matters, among others, by various federal, state and local governmental agencies.
Other Regulations in Latin America and the Caribbean
Governmental entities in Guatemala, Honduras, and El Salvador regulate lending and retail businesses. Certain laws in these jurisdictions, including local zoning and permitting ordinances, require commercial business licenses and signage permits. Our Guatemala pawn operations are subject to the Civil and Commercial Codes governing pledge transactions, consumer protection laws administered by the Dirección de Atención y Asistencia al Consumidor (DIACO).

In June 2026, Guatemala enacted the Comprehensive Law for the Prevention and Repression of Money Laundering and Terrorist Financing, which replaced the prior AML and counter-terrorist financing laws. The law requires registration with the Superintendencia de Bancos, a risk-based compliance program and written manual, a compliance officer approved by the Superintendencia de Bancos, customer due diligence including beneficial ownership identification, suspicious and cash transaction reporting to the Intendencia de Verificación Especial, record retention, training and audits. It also imposes administrative and criminal penalties on entities and individuals, including fines, suspension of operations and license cancellation. Implementing regulations under the new law are expected in 2027. Our operations in El Salvador and Honduras are subject to similar anti-money laundering and counter-terrorist requirements.

Our Caribbean operations include pawn lending and buy-sell locations, depending on the country of operation, and are subject to jurisdiction-specific licensing, consumer-credit, and anti-money-laundering laws. These regimes range from detailed statutory frameworks, such as in Puerto Rico, which establishes rate caps of 20% per 30-day period, limits ancillary fees, prescribes loan terms and requires daily reporting to jurisdictions with limited or dated pawn-specific regulation where rates and terms are largely set by contract. In several jurisdictions, pawn operators are designated as obligated entities under anti-money-laundering laws and must maintain compliance programs and retain records.
Operating in the aforementioned jurisdictions also subjects us to other types of regulations, including regulations related to financial reporting, data protection and privacy, tax compliance, labor and employment practices, real estate transactions, commercial and electronic banking restrictions, credit card transactions, usury law, consumer protection, marketing, advertising and other general business activities.

Regulatory Developments
The legal and regulatory frameworks applicable to our business continue to evolve in each of the jurisdictions in which we operate. Federal, state, local and foreign authorities periodically adopt new laws and regulations, amend existing requirements and change their interpretations and supervisory or enforcement priorities, including with respect to anti-money laundering, sanctions, consumer protection, data privacy and firearms. These developments, as well as public remarks by elected officials, may require us to modify our products, practices, systems and compliance programs and may increase our compliance costs. As the scope of our international operations increases, including through acquisitions, we may face additional administrative and regulatory costs in managing our business. See Part I, Item 1A, “Risk Factors.”

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
Company Specific Risks
Changes in, revised interpretation or enforcement of or failure to comply with, laws and regulations affecting our products and services could have a material adverse effect on our operations and financial performance.
Our products and services are subject to regulation under various laws and regulations in each country and jurisdiction in which we operate (see “Part I, Item 1 — Business — Regulation”), and adverse legislation or regulations could be adopted or certain existing laws could be reinterpreted in any such country or jurisdiction. If that were to occur in any particular jurisdiction, we generally evaluate our business in the context of the new rules and determine whether we can continue to operate in that jurisdiction with new or modified products or whether it is feasible to enhance our business with additional product offerings. In any case, if we are unable to continue to operate profitably under the new or reinterpreted rules, we may decide to close or consolidate stores, resulting in decreased revenues, earnings and assets. Further, our failure to comply with applicable laws and regulations could result in fines, penalties or orders to cease or suspend operations, which could have a material adverse effect on our results of operations.
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
As of September 30, 2026, 62% of our U.S. stores were located in Texas (42%) and Florida (20%), and those stores account for a significant portion of our revenues and profitability. The legislative, regulatory and general business environment in Texas and Florida has been relatively favorable for our pawn business activities, but a negative legislative or regulatory change in either of those states could have a material adverse effect on our overall operations and financial performance. Further, as discussed below, areas in Texas and Florida where we have significant operations are particularly susceptible to hurricane and tropical storm activity.
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
Achievement of our growth objectives is dependent upon our ability to open and acquire stores.
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
The success of our business depends on the efficiency and reliability of our information technology and business systems and related controls, including the point-of-sale system utilized in our store locations. If access to our technology infrastructure is impaired (as may occur with a computer virus, a cyber-attack or other intentional disruption by a third party, natural disaster, telecommunications system failure, electrical system failure or lost connectivity), or if there are flaws in the design or roll-out of new or refreshed technology systems (such as our point-of-sale system or mobile application), we may be unable to process transactions or otherwise carry on our business in a timely and efficient manner. A disruption could damage our reputation and cause us to lose customers and revenue. We consider security risks from multiple viewpoints, including physical security as well as security of infrastructure and databases. As our information systems continue to evolve, we continue to assess security, including that of third party service providers.
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
We own 43.5% of the outstanding ordinary shares of Cash Converters, which is a publicly traded company based in Australia. We made the initial investment in November 2009 and have made incremental investments periodically since then. The success of this strategic investment is dependent on a variety of factors, including Cash Converters’ business performance and the market’s assessment of that performance.
We have recorded a number of impairments to the carrying value of our investment in Cash Converters in the past. After an analysis of Cash Converters’ stock price performance and other factors, we determined the fair value of our investment in Cash Converters at September 30, 2026 was greater than its carrying value. See Note 4: Strategic Investments of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” If the fair value of our investment declines and we determine that such decline is other-than-temporary, we may be required to further impair our investment and recognize the related investment loss, which would adversely affect our results of operations and financial position in the period of impairment. Furthermore, there can be no assurance that we will be able to dispose of some or all of our investment in Cash Converters on favorable terms, should we decide to do so in the future.
Our ability to recover our investments in other companies (such as our investment in Rich Data Corporation) is heavily dependent on the success and performance of those companies, including their respective ability to obtain further debt or equity financing.
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
We have significant operations located in areas that are susceptible to hurricanes (notably the Atlantic and Gulf Coast regions of Florida, the Gulf Coast regions of Texas including Houston, as well as Mexico, Central America and the Caribbean). Certain areas of our operations are also susceptible to other types of natural disasters such as earthquakes, volcanoes and tornadoes. As noted above, not all physical damage that we incur as a result of any such natural disaster will be covered by insurance due to policy deductibles and risk retentions. In addition, natural disasters could have a significant negative impact on our business beyond physical damage to property, including a reduction of our PLO, inventory, PSC and merchandise sales. Only limited portions, if any, of those negative impacts will be covered by applicable business interruption insurance policies. As a result, geographically isolated natural disasters could have a material adverse effect on our overall operations and financial performance.
Goodwill comprises a significant portion of our total assets. We assess goodwill and indefinite-lived intangible assets for impairment at least annually, which could result in a material, non-cash write-down and could have a material adverse effect on our results of operations and financial condition.
The carrying value of our goodwill and indefinite-lived intangible assets combined was $573.2 million, or approximately 26% of our total assets, as of September 30, 2026. This includes $122.7 million of goodwill in our SMG reporting unit acquired in fiscal 2026, the estimated fair value of which exceeded its carrying value by 6.1% as of our most recent annual test. Adverse changes in SMG's operating results or in market conditions could result in an impairment charge. We test goodwill and intangible assets with an indefinite life for potential impairment annually, or more frequently if an event occurs or circumstances change that would more-likely-than-not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, a change in strategic direction, legal factors, operating performance indicators, a change in the competitive environment, the sale or disposition of a significant portion of a reporting unit or future economic factors such as unfavorable changes in the estimated future discounted cash flows of our reporting units.
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
See Note 1: Organization and Summary Of Significant Accounting Policies and Note 7: Goodwill and Intangible Assets of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” for a discussion of our annual impairment tests performed for goodwill and indefinite-lived intangible assets.
The conversion feature of our convertible notes, if triggered, may adversely affect our financial condition and operating results.
We have a total of $230.0 million of convertible notes outstanding as of September 30, 2026. See Note 8: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” If the conversion feature of any of those convertible notes is triggered, holders will be entitled to convert the notes at their option at any time during specified periods. If one or more holders elect to convert their notes, we may settle the obligation through the payment of cash, which could adversely affect our liquidity.

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
Our certificate of incorporation currently authorizes us to issue up to 100 million shares of Class A Common Stock. Taking into consideration the shares that are issued and outstanding, as well as the shares that have been reserved for issuance pursuant to convertible notes, outstanding equity incentive compensation awards and the conversion of the Class B Common Stock, we had approximately 9.0 million shares of authorized Class A Common Stock available for other uses as of September 30, 2026. We expect that number will be reduced to 7.7 million following the issuance of currently approved Long-Term Incentive awards in November 2026. Therefore, our ability to issue shares of Class A Common Stock (other than pursuant to the existing reserved-for commitments), or securities or instruments that are convertible into or exchangeable for shares of Class A Common Stock, may be limited until such time additional authorized, unissued and unreserved shares become available or unless we determine we are unlikely to issue all of the shares that are currently reserved. During this time, for example, our ability to complete equity or equity-linked financings or other transactions (including strategic acquisitions) that involve the issuance or potential issuance of Class A Common Stock may be limited. Further, our ability to offer equity-based compensation to our management team may also be limited, which could adversely affect our ability to align management’s incentives with stockholders or attract and retain key management personnel.
Our incurrence of debt in the form of the 2032 Senior Notes could have a material adverse effect on our financial condition and results of operations
In March 2025, we issued $300.0 million aggregate principal amount of the Company’s 7.375% senior notes due 2032 (the “2032 Senior Notes”). See Note 8: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” The indebtedness could increase the cost of future financing or otherwise limit our ability to obtain financing, including the refinancing of existing debt. The application of cash flow to repayment of our indebtedness could restrict funds available for other uses, including working capital, growth, and other general corporate purposes, which could adversely affect our financial condition and results of operations.
General Risks
Public health issues could adversely affect our financial condition, results of operations or liquidity.
Our business may be impacted by public health issues, such as pandemics and the spread of contagious diseases. Such public health issues, and the government and consumer responses thereto, may (i) limit our ability to supply products and services to our customers as a result of store closures, reduced access to or foot traffic in our stores, or labor shortages, (ii) adversely affect the demand for our products and services or (iii) cause other unforeseen negative developments. Any of these factors may adversely affect our financial condition, results of operations or liquidity.
We have significant operations in Latin America, and changes in the business, regulatory, political or social climate could impact our operations there, which could adversely affect our results of operations and growth plans.
We own and operate a significant number of pawn stores in Latin America (primarily Mexico, but also Guatemala, El Salvador, Honduras, Costa Rica and Panama). Further, our growth plans include potential expansion in some of those countries as well as potentially other countries in Latin America. Doing business in those countries exposes us to risks related to political instability, corruption, economic volatility, drug cartel and gang-related violence, social unrest including riots and looting, tax and foreign investment policies, public safety and security concerns and uncertain application of laws and regulations. Consequently, actions or events in any of those countries that are beyond our control could restrict our ability to operate there or otherwise adversely affect the profitability of those operations. Furthermore, changes in the business, regulatory or political climate in any of those countries, or significant fluctuations in currency exchange rates, could affect our ability to expand or continue our operations there, which could have a material adverse impact on our prospects, results of operations and cash flows. For a description of the current regulatory environment in the Latin American countries in which we operate, see “Mexico Regulations” and “Other Latin America Regulations” under “Part I, Item 1 — Business — Regulation.”

A significant change in foreign currency exchange rates could have a material adverse impact on our earnings and financial position.
We have foreign operations with foreign exchange risk (Latin America and the Caribbean) and an equity investment in Australia. Our assets and investments in, and earnings and dividends from each of these countries must be translated to U.S. dollars from their respective functional currencies. A significant weakening of any of these foreign currencies could result in lower assets and earnings in U.S. dollars, resulting in a potentially material adverse impact on our financial position, results of operations and cash flows.
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
Our access to transactional banking services, as well as international wire services between certain countries, is an ongoing business requirement. Inability in accessing or maintaining transactional banking or wire services could lead to increased costs or the inability to efficiently manage our cash. It also could cause us to seek alternative banking services or solutions or obtain services from multiple regional or local retail banks.
We collect and store a variety of sensitive customer information, and breaches in data security or other cyber attacks or incidents could harm our business operations and lead to reputational damage.
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

We rely on certain intellectual property and our inability to protect or defend our intellectual property rights could negatively affect our business and results of operations.

The success of our business depends in part on our intellectual property and proprietary technologies, including our proprietary point of sale system utilized in our pawn stores, together with the associated mobile application, and its particular utilization in decisioning, originating, and managing pawn transactions. We also utilize a variety of trade names, trademarks, trade secrets, software, websites, processes, procedures and technologies in our business, which we may be unable to protect or defend or which we may be unable to enforce against pawn or financial services competitors or other companies. Any inability to protect or enforce our intellectual property or proprietary technologies could have a material adverse effect on our business or results of operations.

Changes to international trade policies could adversely affect our business.

The addition of international trade barriers, restrictions or increased costs, including taxation and tariffs, particularly those relating to importation or exportation of gold, could adversely affect our financial condition and results of operations, whether imposed by the U.S. or in foreign jurisdictions in which we do business. Further, uncertainty related to threatened international trade constraints and interpretation of current, new or amended international trade policies could inhibit our strategic planning or otherwise impact our business.

We may face business interruptions, business downturn or other adverse effects on our operations and growth.

Our business and operations could be subject to interruption or damage due to inclement weather, natural disaster, power loss, acts of violence, terrorist attacks, war, civil unrest or similar events. Further, we may experience information technology or other business systems disruptions. Such events could impair our customers' access to our business, impact our ability to expand or continue our operations or otherwise have an adverse effect on our financial condition. Our operations and growth are also subject to customer demand and a decrease in demand for our products or services could have an adverse effect on our results of operations or financial condition.
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
Cybersecurity Governance and Oversight
Our cybersecurity governance framework is structured to promote accountability and ongoing enhancement of cybersecurity measures. Management of the cybersecurity program involves cross-functional resources, our Cyber and Technology Risk Committee, an internal multi-departmental committee formed to address cyber and data privacy matters. The cybersecurity program is led by our Chief Information Security Officer (“CISO”) who has 20 years of relevant work experience and, together with other members of our information technology, security, and compliance teams, maintains expertise in overseeing cybersecurity programs and in leading internal teams and third-party consultants and providers. This expertise includes designing and implementing cybersecurity strategies, identifying risks, and managing incident response, with requisite knowledge of security standards. The CISO reports to our Chief Technology Officer, and our Legal and Internal Audit Departments monitor and review our cybersecurity initiatives.
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
Leases for our U.S. locations generally have initial terms ranging from five to ten years and typically allow for renewals in increments of three-to-five years. Our primary corporate office is located in Austin, Texas and is leased through October 2035 with annual escalating rent payments. Our locations in Latin America and the Caribbean are generally leased on three to five year terms.
Our existing leases expire on various dates through fiscal 2041, with a small number of leases on month-to-month terms. All leases provide for specified periodic rental payments at market rates. Most leases require us to maintain the property and pay the cost of insurance and taxes. We believe the termination of any one of our leases would not have a material adverse effect on our operations. Our strategy generally is to lease rather than own space for our stores. On an ongoing basis, we may close or consolidate under-performing store locations.
As of September 30, 2026, we had a total of 1,590 stores, 628 of which are located in the U.S., with 42% located in Texas, 20% in Florida and the remainder spread across 18 other states and Puerto Rico. We also have 672 locations in Mexico, 200 in Guatemala, 20 in El Salvador, 30 in Honduras, 12 in Costa Rica, 9 in Panama, and 19 in the Caribbean.
In addition to our store leases, we lease 74,098 square feet of corporate office space in Austin, Texas, of which 63,326 square feet is being subleased or made available for sublease to other tenants. We lease other corporate office space in Mexico (8,600 square feet), Guatemala (3,500 square feet), El Salvador (4,500 square feet) and Honduras (1,200 square feet).
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our Class A Non-Voting Common Stock (“Class A Common Stock”) is traded on the NASDAQ Stock Market under the symbol “EZPW.” As of November 6, 2026, there were approximately 63 registered stockholders of record of our Class A Common Stock. There is no trading market for our Class B Voting Common Stock (“Class B Common Stock”), which was held by one stockholder as of November 6, 2026. As of September 30, 2026, the closing sales price of our Class A Common Stock, as reported by the NASDAQ Stock Market, was $29.76 per share.
Stock Performance Graph
The following Stock Performance Graph and related information shall not be deemed to be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.
The following table compares cumulative total stockholder returns for our Class A Common Stock for the last five fiscal years, with the cumulative total return on the NASDAQ Composite Index (ticker symbol: IXIC) and the NASDAQ Other Financial Index (ticker symbol: IXFN) over the same period. The graph shows the value, at the end of each of the last five fiscal years, of $100 invested in our Class A Common Stock or the indices on September 30, 2021. The graph depicts the change in the value of our Class A Common Stock relative to the indices at the end of each fiscal year and not for any interim period. Historical stock price performance is not necessarily indicative of future stock price performance.

$400
$375
$350
$325
$300
$275
$250
$225
$200
$175
$150
$125
$100
$75
$50
$25
2021
2022
2023
2024
2025
2026
EZCORP, INC.
NASDAQ Composite Index
NASDAQ Other Finance Index

Company Index	2021	2022	2023	2024	2025	2026
EZCORP, INC.	$100.00	$101.85	$109.00	$148.10	$251.50	$393.10
NASDAQ Composite Index	$100.00	$73.19	$91.50	$125.90	$156.80	$185.87
NASDAQ Other Finance Index	$100.00	$68.91	$83.80	$101.10	$126.90	$110.76
Share Repurchase Activity
The table below provides certain information about our repurchase of shares of Class A Non-voting Common Stock during the quarter ended September 30, 2026.

	Share Repurchases
	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (a)	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Programs
	(in thousands, except number of shares and average price information)
July 1, 2026 through July 31, 2026	29,845	$33.51	29,845	$41,000
August 1, 2026 through August 31, 2026	36,618	$30.74	36,618	$39,875
September 1, 2026 through September 30, 2026	27,004	$32.37	27,004	39,000
Quarter ended September 30, 2026	93,467	$32.10	93,467	$39,000

(a)     In November 2025, the Board of Directors approved a share repurchase program under which we are authorized to repurchase up to $50.0 million of our Class A Non-Voting common shares over a three-year period ending in November 2028. All repurchases under this program were in open market transactions at prevailing market prices and were executed pursuant to a trading plan under Rule 10b5-1 under the Securities Exchange Act of 1934. Execution of the program is responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to inform the reader about matters affecting the financial condition and results of operations of EZCORP, Inc. and its subsidiaries (collectively, “we,” “us”, “our” or the “Company”) for the two-year period ended September 30, 2026. The following discussion should be read together with our consolidated financial statements and accompanying notes included in “Part II, Item 8 — Financial Statements and Supplementary Data.” This discussion and analysis contains forward-looking statements, and our actual results could differ materially from those anticipated in these forward-looking statements. See “Part I, Item 1A — Risk Factors” and “Cautionary Statement Regarding Risks and Uncertainties That May Affect Future Results” below.
Business Development
Share Repurchase Program
On November 11, 2025, the Board of Directors (“Board”) approved a share repurchase program, which replaced the previous program that expired on May 3, 2025. See Note 9: Common Stock and Stock Compensation of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”. Under the share repurchase program, we are authorized to repurchase up to $50 million of our Class A Non-Voting common shares over three years, expiring in November 2028. Execution of the program is responsive to fluctuating market conditions and valuations, liquidity needs and the expected return on investment compared to other opportunities.
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
Acquisition of Founders One, LLC
On January 2, 2026, we acquired a controlling interest in Founders One, LLC, which through its subsidiary, SMG, operated 105 pawn stores in the U.S. and 11 additional countries at the time of acquisition. See Note 3: Acquisitions of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” This transaction expands our geographic footprint in attractive markets, including Florida and Puerto Rico and provides a platform for domestic and international growth. Following the transaction and subsequent non-controlling interest acquisitions during the third and fourth quarters of fiscal 2026, we owned 100% of Founders and SMG as of September 30, 2026. SMG's results are consolidated in our financial statements from January 2, 2026 and are reported within our SMG segment.

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

Constant currency results reported herein are calculated by translating consolidated balance sheet and consolidated statement of operations items denominated in local currency to U.S. dollars using the exchange rate from the prior-year comparable period, as opposed to the current period, in order to exclude the effects of foreign currency rate fluctuations. We used the end-of-period rate for balance sheet items and the average closing daily exchange rate on a monthly basis during the appropriate period for statement of operations items. Our statement of operations constant currency results reflect the monthly exchange rate fluctuations and are not directly calculable from the rates below. Constant currency results, where presented, also exclude the foreign currency gain or loss. The end-of-period and approximate average exchange rates for each applicable currency as compared to U.S. dollars as of and for the fiscal years ended September 30, 2026 and 2025 were as follows:

	September 30,		Twelve Months Ended September 30,
	2026	2025	2026	2025

Mexican peso	18.1	18.3	17.6	19.7
Guatemalan quetzal	7.5	7.5	7.5	7.6
Honduran lempira	26.4	25.9	26.3	25.4
Australian dollar	1.4	1.5	1.4	1.6

Operating Results
Fiscal 2026 vs. Fiscal 2025
These tables, as well as the discussion that follows, should be read in conjunction with the accompanying consolidated financial statements and related notes.
Summary Financial Data
The following table presents selected summary consolidated financial data for fiscal 2026 and fiscal 2025.

	Fiscal Year Ended September 30,		Change
(in thousands)	2026	2025

Gross profit:
Pawn service charges	$598,205	$474,228	26%

Merchandise sales	854,971	700,999	22%
Merchandise sales gross profit	314,869	245,322	28%
Gross margin on merchandise sales	36.8%	35.0%	180bps

Jewelry scrap sales	241,364	98,884	144%
Jewelry scrap sales gross profit	71,725	26,346	172%
Gross margin on jewelry scrap sales	29.7%	26.6%	310bps

Other revenues	170	169	1%
Gross profit	984,969	746,065	32%

Operating expenses:
Store expenses	571,559	458,378	25%
General and administrative	133,469	106,230	26%
Impairment of other assets	1,723	877	96%
Depreciation and amortization	38,290	32,538	18%
Loss on sale or disposal of assets and other	281	135	108%
Other operating income	—	(1,262)	(100)%
Total operating expenses	745,322	596,896	25%

Interest expense	33,796	23,029	47%
Interest income	(12,439)	(14,721)	(16)%
Equity in net income of unconsolidated affiliates	(5,607)	(6,150)	(9)%
Other (income) expense	(441)	238	(285)%
Total non-operating expenses	15,309	2,396	*

Income before income taxes	224,338	146,773	53%
Income tax expense	57,749	37,160	55%
Consolidated net income	166,589	109,613	52%
Consolidated net (income) attributable to non-controlling interest	(680)	—	100%
Consolidated net income attributable to EZCORP	165,909	109,613	51%

Net pawn earning assets:
Pawn loans	$402,761	$307,496	31%
Inventory, net	358,348	248,457	44%
Total net pawn earning assets	$761,109	$555,953	37%

*	Represents a percentage computation that is not mathematically meaningful.

PLO increased $95.3 million (31%) to $402.8 million primarily due to additional stores (including SMG) and higher average loan size on jewelry collateral.
Total revenues increased $420.4 million (33%) and gross profit increased 32%, reflecting improved PSC revenue, merchandise sales and jewelry scrap gross profit.
PSC increased $124.0 million (26%) as a result of higher average PLO. Merchandise sales increased $154.0 million (22%). Merchandise sales gross margin increased to 37% from 35%. Jewelry scrap sales increased 144%, and jewelry scrap sales gross margin increased to 30% from 27%.
Operating expenses increased $148.4 million (25%), primarily due to a $113.2 million increase in store expenses resulting from additional stores and increased labor costs, including minimum wage increases in Latin America. General and administrative expenses increased $27.2 million primarily due to increased labor costs (including higher incentive compensation) and expenses associated with SMG.
Total non-operating expense changed by $12.9 million, primarily due to the increase in interest expense of $10.8 million, which is a result of the issuance of the 2032 Senior Notes in the second quarter of fiscal 2025.
Income tax expense increased $20.6 million, primarily due to increased income before income taxes of $77.6 million. Income tax expense includes other items that do not necessarily correspond to pre-tax earnings and create volatility in our effective tax rate. These items include the net effect of state taxes, non-deductible items and changes in valuation allowances for certain foreign operations. See Note 10: Income Taxes of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”

U.S. Pawn
The following table presents selected summary financial data from our U.S. Pawn segment:

	Fiscal Year Ended September 30,		Change
(in thousands)	2026	2025

Gross profit:
Pawn service charges	$392,377	$351,479	12%

Merchandise sales	511,502	475,252	8%
Merchandise sales gross profit	197,662	176,145	12%
Gross margin on merchandise sales	38.6%	37.1%	150bps

Jewelry scrap sales	171,236	85,658	100%
Jewelry scrap sales gross profit	54,149	22,912	136%
Gross margin on jewelry scrap sales	31.6%	26.7%	490bps

Other revenues	107	103	4%
Gross profit	644,295	550,639	17%

Segment operating expenses:
Store expenses	352,201	332,048	6%
Impairment of other assets	—	263	(100)%
Depreciation and amortization	11,314	10,750	5%
Loss on sale or disposal of assets and other	87	83	5%
Segment operating contribution	280,693	207,495	35%

Other segment income	(45)	—	100%
Segment contribution	$280,738	$207,495	35%

Other data:
Average monthly ending pawn loan balance per store (a)	$441	$399	11%
Monthly average yield on pawn loans outstanding	13%	14%	(16)bps
Pawn collateral - general merchandise (b)	28%	32%	(360)bps
Pawn collateral - jewelry (b)	72%	68%	360bps

(a)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
(b)	Prior period has been recast to conform to an updated allocation methodology implemented in the current period. The change was not material.
PLO ended the year at $269.4 million, up 15% (13% on a same-store basis) driven by higher average loan size, as rising gold prices resulted in higher jewelry collateral.
Total revenues increased 18% and gross profit increased 17%, primarily due to increased jewelry scrap sales, PSC, and merchandise sales.
PSC increased 12% as a result of higher average PLO.
Merchandise sales increased 8%, and merchandise sales gross margin increased by 150 bps to 39%.
Jewelry scrap sales increased 100%, and jewelry scrap sales gross margin increased from 27% to 32% due to increase in gold price and jewelry purchases.
Net inventory increased 31% due to increase in PLO, layaways and purchases. Inventory turnover decreased from 2.2x to 2.1x for the full year. Aged general merchandise decreased by 61 bps to 1.9%, or $0.8 million of total general merchandise inventory.
Store expenses increased 6% (4% on a same-store basis).
Segment contribution increased $73.2 million due to the changes described above.

During fiscal 2026, segment net store count in our U.S. pawn segment increased from 545 to 563 stores due to the acquisition of 21 stores and the consolidation of 3 stores.
Latin America Pawn
The following table presents selected summary financial data from our Latin America Pawn segment, including constant currency results, after translation to U.S. dollars from functional currencies. See “Results of Operations — Non-GAAP Financial Information” above.

	Fiscal Year Ended September 30,
(in thousands)	2026 (GAAP)	2025 (GAAP)	Change (GAAP)	2026 (Constant Currency)	Change (Constant Currency)

Gross profit:
Pawn service charges	$162,557	$122,749	32%	$150,662	23%

Merchandise sales	291,149	225,747	29%	268,419	19%
Merchandise sales gross profit	101,366	69,177	47%	93,268	35%
Gross margin on merchandise sales	34.8%	30.6%	420bps	34.7%	410bps

Jewelry scrap sales	28,999	13,226	119%	26,514	100%
Jewelry scrap sales gross profit	6,691	3,434	95%	5,989	74%
Gross margin on jewelry scrap sales	23.1%	26.0%	(289)bps	22.6%	(338)bps

Other revenues, net	63	66	(5)%	56	(15)%
Gross profit	270,677	195,426	39%	249,975	28%

Segment operating expenses:
Store expenses	171,200	126,330	36%	157,484	25%
Depreciation and amortization	11,208	8,612	30%	10,371	20%
Loss on sale or disposal of assets and other	19	52	(63)%	—	(100)%
Segment operating contribution	88,250	60,432	46%	82,120	36%

Other segment (income) expense	(258)	(330)	(22)%	(194)	(41)%
Segment contribution	$88,508	$60,762	46%	$82,314	35%

Other data:
Average monthly ending pawn loan balance per store (a)	$103	$85	22%	$96	12%
Monthly average yield on pawn loans outstanding	15%	16%	(52)bps	15%	(63)bps
Pawn collateral - general merchandise (b)	51%	59%	(860)bps	51%	(870)bps
Pawn collateral - jewelry (b)	49%	41%	860bps	49%	870bps

(a)	Balance is calculated based on the average of the monthly ending balance averages during the applicable period.
(b)	Prior period has been recast to conform to an updated allocation methodology implemented in the current period. The change was not material.

	2026 Change (GAAP)	2026 Change (Constant Currency)
Same-store data:
PLO	26%	24%
PSC	23%	14%
Merchandise Sales	20%	11%
Merchandise Sales Gross Profit	37%	26%
Store Expenses	25%	15%
PLO increased to $99.6 million, an increase of 35% (33% on constant currency basis). On a same-store basis, PLO increased 26% (24% on a constant currency basis) due to strong loan demand and improved operational performance.

Total revenues were up 33% (23% on a constant currency basis), and gross profit increased by 39% (28% on a constant currency basis), reflecting increased PSC, jewelry scrap sales and merchandise sales.
PSC increased 32% (23% on constant currency basis) as a result of higher average PLO.
Merchandise sales increased 29% (19% on a constant currency basis) and 20% on a same-store basis (11% on a constant currency basis). Merchandise sales gross margin increased 420 bps to 35%.
Jewelry scrap sales increased 119% (100% on a constant currency basis), and jewelry scrap sales gross margin decreased to 23% from 26%.
Net inventory increased 32% (31% on a constant currency basis) due to an increase in PLO. Inventory turnover increased to 3.1x from 3.0x for the full year. On a same-store basis, net inventory increased by 24% (22% on a constant currency basis). Aged general merchandise decreased below 1% of total general merchandise inventory.
Store expenses increased $44.9 million, up 36% (25% on a constant currency basis) and 25% on a same-store basis (15% on a constant currency basis), primarily due to increased labor, in line with store activity and minimum wage increases.
Segment contribution was up 46% to $88.5 million (35% on a constant currency basis), due to the changes noted above.
During fiscal 2026, net store count in our Latin America pawn segment increased from 815 to 922 due to the acquisition of 64 stores, the opening of 45 de novo stores and the consolidation of 2 stores.

SMG
The following table presents selected financial data for our SMG segment. As described above, SMG is consolidated in our financial statements beginning January 2, 2026; accordingly, prior period results do not include SMG operating results and year-over-year comparisons for this segment are not meaningful.

Fiscal Year Ended September 30,
(in thousands)	2026

Gross profit:
Pawn service charges	$43,271

Merchandise sales	52,320
Merchandise sales gross profit	15,841
Gross margin on merchandise sales	30.3%

Jewelry scrap sales	41,129
Jewelry scrap sales gross profit	10,885
Gross margin on jewelry scrap sales	26.5%

Other revenues	—
Gross profit	69,997

Segment operating expenses:
Store expenses	48,158
Depreciation and amortization	2,396
Loss on sale or disposal of assets and other	175
Segment operating contribution	19,268

Other expense (income)	249
Segment contribution	$19,019

Other data:
Average monthly ending pawn loan balance per store (a)	$316
Monthly average yield on pawn loans outstanding	14%
Pawn collateral - general merchandise	50%
Pawn collateral - jewelry	50%

(a)	Balance is calculated based upon the average of the monthly ending balances during the applicable period.
PLO of $33.7 million and net inventory of $31.3 million, with aged general merchandise at 1.5% of total general merchandise inventory.
Total revenues were $136.7 million, comprised of merchandise sales of $52.3 million (with a margin of 30%), PSC of $43.3 million and jewelry scrap sales of $41.1 million (with a margin of 26%).
Gross profit was $70.0 million.

Store expenses were $48.2 million.

Segment contribution was $19.0 million, reflecting SMG operating results from the January 2, 2026 consolidation date through September 30, 2026.

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

	Fiscal Year Ended September 30,		Change
(in thousands)	2026	2025

Segment contribution	$388,265	$268,257	45%
Corporate expenses (income):
General and administrative	133,469	106,230	26%
Impairment of other assets	1,723	614	181%
Depreciation and amortization	13,372	13,176	1%
Other operating income	—	(1,262)	(100)%
Interest expense	33,796	23,029	47%
Interest income	(12,439)	(14,721)	(16)%
Equity in net income of unconsolidated affiliates	(5,607)	(6,150)	(9)%
Other (income) expense	(387)	568	(168)%
Income before income taxes	224,338	146,773	53%
Income tax expense	57,749	37,160	55%
Consolidated net income	$166,589	$109,613	52%

Segment contribution increased $120.0 million or 45% over the prior year period, primarily due to improved operating results of the U.S. Pawn and Latin America Pawn segments, and the acquisition of SMG in the second quarter of fiscal 2026.
General and administrative expenses increased $27.2 million or 26%, primarily due to labor costs (including higher incentive compensation) and expenses associated with SMG.
Interest expense increased $10.8 million or 47%, primarily driven by the issuance of 2032 Senior Notes in the second quarter of fiscal 2025.
Interest income decreased $2.3 million or 16%, primarily due to a decrease in the average Cash and cash equivalents held during the year as compared to the prior year.
Other (income) expense improved $1.0 million, primarily due to the non-cash gain on remeasurement of our previously held equity interest in Founders, in connection with the January 2, 2026 acquisition.
Income tax expense increased $20.6 million, primarily due to an increase in income before income taxes of $77.6 million for the year ended September 30, 2026 compared to the same period in the prior year.
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
Fiscal 2025 vs. Fiscal 2024
The Results of Operations discussion for fiscal 2025 vs. fiscal 2024 is located in “Part II, Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended September 30, 2025.

Liquidity and Capital Resources
Cash and Cash Equivalents
Our cash and equivalents balance was $295.1 million at September 30, 2026 compared to $469.5 million at September 30, 2025. Our cash and equivalents are primarily held in cash depository accounts with banks in geographies we operate or invested in high quality, short-term liquid investments.
Cash Flows
The table and discussion below present a summary of the sources and uses of our cash:

	Fiscal Year Ended September 30,		Percentage Change
(in thousands)	2026	2025

Net cash provided by operating activities	$186,165	$148,985	25%
Net cash used in investing activities	(191,273)	(117,862)	62%
Net cash (used in) provided by financing activities	(168,498)	274,420	(161)%
Effect of exchange rate changes on cash and cash equivalents and restricted cash	243	(637)	(138)%
Net (decrease) increase in cash, cash equivalents and restricted cash	$(173,363)	$304,906	(157)%

*	Represents a percentage computation that is not mathematically meaningful.
The $37.2 million increase in cash flows provided by operating activities year-over-year was due primarily to an increase in net income and non-cash adjustments, partially offset by changes in working capital.
The $73.4 million increase in cash flows used in investing activities year-over-year was due primarily to a $140.2 million increase in net pawn lending outflows and a $36.7 million increase in net cash flows used related to acquisitions, investments and capital expenditures, partially offset by a $103.5 million increase in cash inflows from the sale of forfeited collateral.
During the year ended September 30, 2026, cash used in financing activities was driven primarily by the retirement of SMG’s existing third-party indebtedness, the acquisition of the remaining non-controlling interest in Founders and SMG, and $4.0 million additional repurchases of treasury stock compared to the prior year. In the comparable prior year-period, cash provided by financing activities consisted primarily of proceeds from the issuance of the 2032 Senior Notes, partially offset by debt issuance costs paid in connection with that offering.
The net effect of these changes was a $173.4 million decrease during the current year to date period, resulting in a $311.4 million ending cash, cash equivalents and restricted cash balance as of September 30, 2026.
Sources and Uses of Cash
Our primary sources of funds includes cash generated from operations and borrowings from the issuance of debt. In March 2025, we issued the 2032 Senior Notes, all of which remains outstanding as of September 30, 2026. On May 1, 2025, we repaid the remaining balance of the 2025 Convertible Notes. See Note 8: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Our uses of cash have been for business acquisitions, capital expenditures, payments of principal and interest on outstanding debt obligations and share repurchases. On November 11, 2025, the Board approved a new share repurchase program which replaced the previous program that expired on May 3, 2025. Under the November 2025 program, we are authorized to repurchase up to $50 million of our Class A Non-Voting common shares over three years, ending in November 2028 (the “2026 Common Stock Repurchase Program”). During the year ended September 30, 2026, we repurchased and retired 381,094 of our Class A Common Stock for $11.0 million under the 2026 Common Stock Repurchase Program. See Note 9: Common Stock and Stock Compensation of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.” Other material capital requirements include operating expenses, including lease commitments, and continued expansion of pawn operations through growth of pawn receivables, inventories and acquisitions.
We anticipate that cash flows from operations and cash on hand will be adequate to fund ongoing operations, debt service requirements, tax payments, any future stock repurchases, strategic investments, our contractual obligations, planned de novo store growth, capital expenditures and working capital requirements through fiscal 2027. We continue to explore acquisition opportunities, and may choose to pursue additional debt, equity or equity-linked financings in the future. Depending on the level of acquisition activity and other factors, our ability to repay our longer term debt obligations, including the convertible debt maturing in December 2029 and the senior notes due April

2032, may require us to refinance these obligations through the issuance of new debt securities, equity securities, convertible securities or through new credit facilities.
Convertible Notes
For a description of the terms of our convertible notes, including the associated conversion and other related features and transactions, see Note 8: Debt of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
Critical Accounting Estimates
The preparation of financial statements in accordance with generally accepted accounting principles in the United States (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventory, loan loss allowances, business combinations, goodwill and indefinite-lived intangible assets, long-lived and other intangible assets, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions that we believe to be reasonable under the circumstances. We use this information to make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from the estimates under different assumptions or conditions.
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
Pawn Loan Revenue Recognition
We record PSC using the effective interest method over the life of the loan for all pawn loans we believe to be collectible. We base our estimate of collectible loans on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectible loans, affecting our earnings and financial condition. As of September 30, 2026, the balance of our PSC receivable was $61.8 million. Assuming the average forfeiture rate increased or decreased by 10%, our pawn service charges receivable balance as of September 30, 2026 would have increased or decreased by approximately $1.7 million.
Inventory and Cost of Goods Sold
We consider our estimates of obsolete or slow-moving inventory and shrinkage in determining the appropriate overall valuation allowance for inventory. We monitor our sales margins for each type of inventory on an ongoing basis and compare to historical margins. Significant variances in those margins may require a revision to future inventory reserve estimates. We have historically revised our reserve pertaining to jewelry inventory depending on the current price of gold and resulting trends in margins. Future declines in gold prices may cause an increase in reserve rates pertaining to jewelry inventory. As of September 30, 2026, the gross balance of our inventory was $361.8 million, for which we have included reserves of $3.5 million. Assuming the reserve rates were increased or decreased by 10%, our inventory reserve balance as of September 30, 2026 would have increased or decreased by approximately $0.4 million.
Business Combinations
We account for business combinations using the acquisition method, which requires us to recognize assets acquired, liabilities assumed and any non-controlling interests at their acquisition-date fair values, with the excess recorded as goodwill. For a business combination achieved in stages, we also remeasure our previously held equity interest to fair value as of the acquisition date.
The fair values of identifiable intangible assets, non-controlling interests and previously held equity interests are estimated using fair value techniques such as income and market approaches and require us to make significant estimates and assumptions, including forecasted revenue growth rates and projected cash flows, market multiples, royalty rates and discount rates. We consider these assumptions to be critical estimates.
Goodwill and Indefinite-Lived Intangible Assets
When testing goodwill for impairment, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more-likely-than-not that the estimated fair value of a reporting unit is less than its carrying amount. If we elect to perform a qualitative assessment and determine an impairment is more-likely-than-not, we are then required to perform a quantitative impairment test; otherwise, no further analysis is required. We also may elect not to perform a qualitative assessment, and instead, proceed directly to a quantitative impairment test. When performing a quantitative impairment test, we apply a one-step quantitative test and record the amount of goodwill impairment as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the total amount of goodwill allocated to that reporting unit.
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
We test indefinite-lived intangible assets, which consist of trade names and pawn licenses, for impairment annually on July 1 and upon the occurrence of triggering events. We may first assess qualitative factors or proceed directly to a quantitative impairment test. When we perform a quantitative impairment test, we estimate the fair value of trade names using the relief-from-royalty method and of pawn licenses using a discounted cash flow method, and record an impairment charge for any material excess of carrying amount over fair value.
We consider the assessment of the occurrence of triggering events or substantive changes in circumstances that may indicate the fair value of goodwill or indefinite-lived intangible assets may be impaired to be a critical estimate. Furthermore, we consider the assumptions discussed above pertaining to the income approaches we use in the quantitative testing of goodwill and indefinite-lived intangible assets for impairment to be critical estimates.
For fiscal 2026, we performed a quantitative impairment test of each reporting unit and indefinite-lived intangible asset as of July 1, 2026. The estimated fair value of each reporting unit exceeded its carrying value, including the SMG reporting unit, the estimated fair value of which exceeded its carrying value by 6.1%. As SMG was acquired in fiscal 2026, a limited excess of estimated fair value over carrying value is expected in the first annual test following the acquisition. The estimated fair value of the SMG reporting unit is most sensitive to the WACC and forecasted operating margins, which are subject to uncertainty given SMG’s limited operating history under our ownership. An increase in the WACC or operating margins below our forecast could result in a future impairment of its goodwill, which totaled $122.7 million as of September 30, 2026. No impairment charge was recorded for indefinite-lived intangible assets during the year ended September 30, 2026.
The results of the impairment analyses for fiscal 2026 and fiscal 2025 are discussed in Note 7: Goodwill and Intangible Assets of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
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
•Changes in laws and regulations or revised interpretation or enforcement of existing laws;
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
•Risks related to our use of artificial intelligence and machine learning technologies;
•Our ability to protect or defend our intellectual property and proprietary technologies;
•Changes to international trade policies, including taxation and tariffs; and
•Potential civil unrest or government overthrow and other events beyond our control.
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
Our earnings and financial position are affected by changes in gold values and, to a lesser extent, precious stone and silver values and the resulting impact on pawn lending, jewelry sales and jewelry cost of goods sold. The proceeds of scrap sales and our ability to sell jewelry inventory at an acceptable margin depend on gold values. We cannot reasonably estimate the effect of a decrease in gold values or gold volumes, or of any resulting change in customer behavior, because the market’s and our customers’ response to changes in gold values is not known. A significant decline in gold values or gold volumes, however, could decrease merchandise and scrap sales and their related margins, PLO and PSC, and could adversely affect our financial position and results of operations.
Our earnings and financial position are affected by foreign exchange rate fluctuations related to our equity investments and our operations outside the U.S. While we generally do not seek to hedge amounts in foreign currencies, we consider hedging strategies from time to time to mitigate certain discrete risks of exposure via short term arrangements.
The translation adjustment from Cash Converters through June 30, 2026 (included in our September 30, 2026 results on a three-month lag) had an immaterial impact to stockholders’ equity. For additional information regarding Cash Converters, see Note 4: Strategic Investments of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”
The translation adjustment from Latin America primarily representing the change of the Mexican peso during the fiscal year ended September 30, 2026 was a $1.6 million increase to stockholders’ equity. We have currently assumed indefinite reinvestment of earnings and capital in Latin America in excess of the $20.0 million of prior earnings for which applicable withholding taxes have been accrued as of September 30, 2026. Accumulated translation gains or losses related to any future repatriation of earnings or capital would impact our earnings in the period of repatriation.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of EZCORP, Inc. (the “Company”) as of September 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated November 12, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition for Certain Merchandise Sales and Pawn Service Charges
As described in Note 1 to the consolidated financial statements, the Company recognizes revenue for merchandise sales at the point in time when merchandise inventory is sold and delivered to the customer. The Company recognizes revenue for pawn service charges using the effective interest method over the life of the pawn loans for all pawn loans the Company believes to be collectible. As described in Note 13 to the consolidated financial statements, for the year ended September 30, 2026, the Company’s revenues in the U.S. were $1,172.6 million, which included $511.5 million of merchandise sales and $392.4 million of pawn service charges attributable to the U.S. Pawn segment. Further, the Company’s revenues in Mexico, included in the Latin America Pawn segment, were $364.0 million, substantially all of which related to merchandise sales and pawn service charges.
We identified revenue recognition for certain merchandise sales and pawn service charges in the U.S. for the U.S. Pawn segment and in Mexico for the Latin America Pawn segment as a critical audit matter, as auditing these revenues was especially challenging due to the nature and extent of audit effort required to address the matter.
The primary procedures we performed to address this critical audit matter included:

•Testing the operating effectiveness of automated application controls over the initiation, processing and recording of merchandise sales and pawn service charges revenue in the U.S. and Mexico.
•Testing merchandise sales and pawn service charges revenue transactions in the U.S. and Mexico, on a sample basis, by tracing the selected transactions to supporting information, such as electronic sales records and electronic evidence of payment.
Founders Acquisition - Valuation of Certain Consideration Transferred and Tradename Intangible Assets

As described in Note 3 to the consolidated financial statements, on January 2, 2026, the Company acquired a controlling interest in Founders. The total consideration transferred included, among other things, the exchange of the Company’s existing $45.0 million preferred equity investment into common equity of Founders. The Company estimated the fair value of this preferred equity consideration as $46.2 million using the income approach (discounted cash flow method), the market approach (guideline public company method), and an option pricing model. In connection with the acquisition, the Company also recorded tradename intangible assets at the estimated fair value of $60.9 million, valued using the relief-from-royalty method.
We identified the valuation of the preferred equity consideration transferred and the acquired tradename intangible assets as a critical audit matter due to significant management judgment involved in the determination of the: (a) forecasted revenue growth rates, and (2) discount rate. Auditing these elements involved especially challenging auditor judgment due to the nature of audit evidence and extent of audit effort required, including the use of personnel with specialized knowledge and skill.

The primary procedures we performed to address this critical audit matter included:

•Testing the design and operating effectiveness of certain internal controls related to management’s valuation of the preferred equity consideration transferred and the acquired tradename intangible assets.

•Evaluating the reasonableness of management’s forecasted revenue growth rates by comparing to historical results and to market data.

•Utilizing personnel with specialized knowledge and skills in valuation to assist in evaluating the reasonableness of the discount rate.

/s/ BDO USA, P.C.
We have served as the Company’s auditor since 2015.
Dallas, Texas
November 12, 2026

EZCORP, Inc.
CONSOLIDATED BALANCE SHEETS

	September 30,
(in thousands, except per share amount)	2026	2025
Assets:
Current assets:
Cash and cash equivalents	$295,116	$469,524
Short-term restricted cash	2,358	525
Pawn loans	402,761	307,496
Pawn service charges receivable, net	61,821	48,733
Inventory, net	358,348	248,457
Prepaid expenses and other current assets	37,597	51,221
Total current assets	1,158,001	1,125,956
Investments in unconsolidated affiliates	25,470	18,123
Other investments	6,883	51,903
Property and equipment, net	96,574	75,331
Right-of-use assets	292,924	236,462
Long-term restricted cash	13,876	14,664
Goodwill	479,173	324,889
Intangible assets, net	123,473	58,832
Deferred tax asset, net	19,049	29,455
Other assets, net	18,415	15,594
Total assets	$2,233,838	$1,951,209

Liabilities and equity:
Current liabilities:
Accounts payable, accrued expenses and other current liabilities	$138,463	$105,443
Customer layaway deposits	45,198	33,901
Operating lease liabilities, current	71,293	61,228
Total current liabilities	254,954	200,572
Long-term debt, net	520,008	518,076
Deferred tax liability, net	2,344	2,571
Operating lease liabilities	233,793	184,736
Other long-term liabilities	29,552	19,769
Total liabilities	1,040,651	925,724
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A Non-Voting Common Stock, par value $0.01 per share; shares authorized: 100,000,000; issued and outstanding: 58,409,584 as of September 30, 2026; 57,921,451 as of September 30, 2025	584	579
Class B Voting Common Stock, convertible, par value $0.01 per share; shares authorized: 3,000,000; issued and outstanding: 2,970,171 as of September 30, 2026 and 2025	30	30
Additional paid-in capital	457,618	450,892
Retained earnings	771,832	612,687
Accumulated other comprehensive loss	(37,623)	(38,703)
Total EZCORP equity	1,192,441	1,025,485
Non-controlling interest	746	—
Total equity	1,193,187	1,025,485
Total liabilities and equity	$2,233,838	$1,951,209
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended September 30,
(in thousands, except per share amount)	2026	2025	2024
Revenues:
Merchandise sales	$854,971	$700,999	$663,736
Jewelry scrap sales	241,364	98,884	61,082
Pawn service charges	598,205	474,228	436,545
Other revenues	170	169	239
Total revenues	1,694,710	1,274,280	1,161,602
Merchandise cost of goods sold	540,102	455,677	427,403
Jewelry scrap cost of goods sold	169,639	72,538	51,926
Gross profit	984,969	746,065	682,273
Operating expenses:
Store expenses	571,559	458,378	437,774
General and administrative	133,469	106,230	98,838
Impairment of other assets	1,723	877	843
Depreciation and amortization	38,290	32,538	33,069
Loss (gain) on sale or disposal of assets and other	281	135	(16)
Other operating income	—	(1,262)	(765)
Total operating expenses	745,322	596,896	569,743
Operating income	239,647	149,169	112,530
Interest expense	33,796	23,029	13,585
Interest income	(12,439)	(14,721)	(10,575)
Equity in net income of unconsolidated affiliates	(5,607)	(6,150)	(4,711)
Other (income) expense	(441)	238	(1,377)
Income before income taxes	224,338	146,773	115,608
Income tax expense	57,749	37,160	32,513
Consolidated net income	166,589	109,613	83,095
Consolidated net (income) attributable to non-controlling interest	(680)	—	—
Consolidated net income attributable to EZCORP	$165,909	$109,613	$83,095

Basic earnings per share attributable to EZCORP	$2.70	$1.91	$1.51
Diluted earnings per share attributable to EZCORP	$2.07	$1.42	$1.10

Weighted-average basic shares outstanding	61,463	57,466	54,935
Weighted-average diluted shares outstanding	83,724	83,383	84,448
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended September 30,
(in thousands)	2026	2025	2024

Consolidated net income	$166,589	$109,613	$83,095
Other comprehensive income:
Foreign currency translation adjustment, net of income tax expense for our investment in unconsolidated affiliate of $350, $245, and $7 for the years ended September 30, 2026, 2025, and 2024, respectively	1,080	12,844	(19,445)
Consolidated comprehensive income	167,669	122,457	63,650
Consolidated comprehensive (income) attributable to non-controlling interest	(680)	—	—
Comprehensive income attributable to EZCORP	$166,989	$122,457	$63,650
See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total EZCORP Equity	Non-Controlling Interest	Total Equity
(in thousands)	Shares	Par Value

Balances as of October 1, 2023	54,840	$549	$346,181	$431,140	$(32,102)	$745,768	$—	$745,768
Stock compensation	—	—	10,406	—	—	10,406	—	10,406
Release of restricted stock, net of shares withheld for taxes	855	9	40	—	—	49	—	49
Settlement of conversion premium of convertible notes due 2024	77	1	(1)	—	—	—		—
Taxes paid related to net share settlement of equity awards	—	—	(3,294)	—	—	(3,294)	—	(3,294)
Foreign currency translation loss	—	—	—	—	(19,445)	(19,445)	—	(19,445)
Purchase and retirement of treasury stock	(1,219)	(13)	(4,966)	(7,029)	—	(12,008)	—	(12,008)
Consolidated net income	—	—	—	83,095	—	83,095	—	83,095
Balances as of September 30, 2024	54,553	$546	$348,366	$507,206	$(51,547)	$804,571	$—	$804,571
Stock compensation	—	—	12,465	—	—	12,465	—	12,465
Release of restricted stock, net of shares withheld for taxes	794	8	(8)	—	—	—	—	—
Issuance of shares to redeem convertible notes due 2025	6,098	61	96,902	—	—	96,963		96,963
Taxes paid related to net share settlement of equity awards	—	—	(3,972)	—	—	(3,972)	—	(3,972)
Foreign currency translation gain	—	—	—	—	12,844	12,844	—	12,844
Purchase and retirement of treasury stock	(553)	(6)	(2,861)	(4,132)	—	(6,999)	—	(6,999)
Consolidated net income	—	—	—	109,613	—	109,613	—	109,613
Balances as of September 30, 2025	60,892	$609	$450,892	$612,687	$(38,703)	$1,025,485	$—	$1,025,485
Stock compensation	—	—	16,790	—	—	16,790	—	16,790
Release of restricted stock, net of shares withheld for taxes	869	9	(9)	—	—	—	—	—
Taxes paid related to net share settlement of equity awards	—	—	(6,371)	—	—	(6,371)	—	(6,371)
Foreign currency translation gain	—	—	—	—	1,080	1,080	—	1,080
Purchase and retirement of treasury stock	(381)	(4)	(4,268)	(6,764)	—	(11,036)	—	(11,036)
Non-controlling interest in Founders net assets at acquisition	—	—	—	—	—	—	21,435	21,435
Purchase of non-controlling interest in Founders and SMG	—	—	584	—	—	584	(21,369)	(20,785)
Consolidated net income	—	—	—	165,909	—	165,909	680	166,589
Balances as of September 30, 2026	61,380	$614	$457,618	$771,832	$(37,623)	$1,192,441	$746	$1,193,187

See accompanying notes to consolidated financial statements.

EZCORP, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended September 30,
(in thousands)	2026	2025	2024

Operating activities:
Net income	$166,589	$109,613	$83,095
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	38,290	32,538	33,069
Amortization of deferred financing costs	1,932	1,726	1,605
Non-cash lease expense	69,172	59,265	58,393
Deferred income taxes	(2,455)	(3,084)	1,354
Impairment of other assets	1,723	877	843
Other adjustments	894	(1,942)	789
Provision for inventory reserve	(451)	858	73
Stock compensation expense	16,790	12,465	10,406
Equity in net income from investment in unconsolidated affiliates	(5,607)	(6,150)	(4,711)
Gain from remeasurement of previously held equity interest	(1,179)	—	—
Changes in operating assets and liabilities, net of business acquisitions:
Pawn service charges receivable	(7,022)	(3,833)	(5,217)
Inventory	(35,807)	(18,179)	(8,488)
Prepaid expenses, other current assets and other assets	7,744	(5,719)	(8,638)
Accounts payable, accrued expenses and other liabilities	(68,786)	(41,420)	(57,158)
Customer layaway deposits	9,218	11,712	2,950
Income taxes	(4,880)	258	5,235
Net cash provided by operating activities	186,165	148,985	113,600
Investing activities:
Loans made	(1,312,115)	(1,006,505)	(937,014)
Loans repaid	723,174	557,761	522,497
Recovery of pawn loan principal through sale of forfeited collateral	496,738	393,203	363,396
Capital expenditures	(45,405)	(38,561)	(35,764)
Acquisitions, net of cash acquired	(41,010)	(20,693)	(12,113)
Issuance of notes receivable	(9,000)	(5,895)	—
Proceeds of notes receivable	—	—	421
Investment in unconsolidated affiliate	(7,584)	(786)	(1,131)
Investment in other investments	—	—	(15,680)
Dividends from unconsolidated affiliates	3,929	3,614	3,535
Net cash used in investing activities	(191,273)	(117,862)	(111,853)
Financing activities:
Taxes paid related to net share settlement of equity awards	(6,371)	(3,972)	(3,294)
Proceeds from issuance of debt	—	300,000	—
Debt issuance cost	—	(7,593)	—
Payments on debt	(134,151)	(6,410)	(34,389)
Purchase and retirement of treasury stock	(11,036)	(6,999)	(12,008)
Payment of contingent consideration	(554)	—	—
Acquisition of non-controlling interest	(15,441)	—	—
Payments of finance leases	(945)	(606)	(492)
Net cash (used in) provided by financing activities	(168,498)	274,420	(50,183)
Effect of exchange rate changes on cash and cash equivalents and restricted cash	243	(637)	(725)
Net (decrease) increase in cash, cash equivalents and restricted cash	(173,363)	304,906	(49,161)
Cash and cash equivalents and restricted cash at beginning of period	484,713	179,807	228,968
Cash and cash equivalents and restricted cash at end of period	$311,350	$484,713	$179,807

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements
NOTE 1: ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
EZCORP, Inc. was founded in 1989 and is a provider of pawn services in the United States (“U.S.”), Latin America and the Caribbean. At our pawn stores, we advance cash against the value of collateralized personal property. We also sell merchandise, primarily collateral forfeited from pawn activities and pre-owned merchandise purchased from customers. We fulfill short-term cash needs to consumers, with a focus on delivering an industry-leading customer experience.
As of September 30, 2026, we operated a total of 1,590 locations, consisting of:
•563 United States pawn stores (operating primarily as EZPAWN and Value Pawn & Jewelry);
•672 Mexico pawn stores (operating primarily as Empeño Fácil and Cash Apoyo Efectivo);
•250 pawn stores in Guatemala, El Salvador and Honduras (operating as GuatePrenda and MaxiEfectivo); and
•105 pawn stores in the U.S., the Caribbean and Central America (operating primarily as La Familia Pawn and Jewelry and CashWiz).
On January 2, 2026, we acquired a controlling interest in Founders One, LLC ("Founders"), which through its subsidiary Simple Management Group, Inc. ("SMG") operated 105 pawn stores in the U.S. and 11 additional countries at the time of acquisition, primarily under the names "La Familia Pawn and Jewelry" and "CashWiz." See Note 3: Acquisitions for additional information.
We have an equity interest (43.5%) as of September 30, 2026 in Cash Converters International Limited (“Cash Converters”), a publicly traded company (ASX:CCV) headquartered in Perth, Western Australia. Cash Converters and its controlled companies comprise a diverse group generating revenues from franchising, store operations and personal finance (including pawn transactions), in 647 stores across 15 countries.
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
Beginning in the first quarter of fiscal 2026, following a review of segment expenses to better align direct operating expenses with the respective segments, we modified our methodology for allocating certain expenses used in evaluating financial and segment performance and resource allocation. Specifically, we no longer allocate certain administrative expenses to our Latin America Pawn and U.S. Pawn segments; these costs are now reported within the "General and administrative" line in our Consolidated Statements of Operations.
We have recast the Consolidated Statements of Operations and segment contribution for prior periods to conform to this methodology. This resulted in a classification change of certain expenses totaling $22.7 million and $23.3 million from “Store expenses” to “General and administrative” for the years ended September 30, 2025 and 2024, respectively. Additionally, segment contribution no longer includes certain administrative allocations to segments; these costs are now included within Corporate. Refer to Note 13: Segment Information.
There was no impact to Total operating expenses, Operating income, or Consolidated net income on our Consolidated Statements of Operations.
As a result of the acquisition of Founders and its subsidiary SMG effective January 2, 2026, the composition of our reportable segments changed beginning in the second quarter of fiscal 2026. SMG is now reported as a standalone reportable segment. Our equity interest in Cash Converters is now included within Corporate, and the Other Investments segment has been removed. Prior period segment information has been recast to conform to the current presentation. Refer to Note 13: Segment Information.
Use of Estimates and Assumptions
The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. We regularly evaluate estimates and judgments, including those related to revenue recognition, inventory, loan loss allowances, business combinations, long-lived and intangible assets, share-based compensation, income taxes, contingencies and litigation. We base our estimates on historical experience, observable trends and various other assumptions we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. Actual results may differ materially from the estimates under different assumptions or conditions.
Pawn Loans and Revenue Recognition
Our pawn loans are fully collateralized and the carrying values are based on the initial amounts loaned to customers. We record pawn service charges using the effective interest method over the life of the pawn loans for all pawn loans we believe to be collectible. We base our estimate of collectability on several inputs, including recent redemption rates, historical trends in redemption rates and the amount of loans due in the following months. Unexpected variations in any of these factors could change our estimate of collectability and affect our results of operations and financial condition. If a pawn loan is not repaid, the forfeited collateral is recorded as inventory at the lower of the principal balance of the pawn loan or the net realizable value of the item. As of September 30, 2026, consolidated pawn loans outstanding was $402.8 million, of which $138.3 million is attributable to stores in Texas and $46.5 million is attributable to stores in Florida. As of September 30, 2025, consolidated pawn loans outstanding was $307.5 million, of which $117.9 million is attributable to stores in Texas and $31.6 million is attributable to stores in Florida.
Merchandise Sales Revenue Recognition
Our performance obligations for merchandise sales primarily relate to point in time retail sales in our stores. We recognize the satisfaction of the performance obligations and record merchandise sales revenue and the related costs when merchandise inventory is sold and delivered to the customer or, in the case of a layaway sale, when we receive the final payment. Customer layaway deposits are recorded as liabilities when a customer provides a deposit for merchandise. Customer layaway deposits are generally refundable for a credit note upon cancellation. Our customer layaway deposits balance as of September 30, 2026, 2025 and 2024 was $45.2 million, $33.9 million and $21.6 million, respectively, and are generally recognized as revenue within a one-year period. Customers have a limited period of time to return merchandise for a refund or exchange, and actual returns for refunds are not material. Sales taxes collected on sales of inventory are excluded from the amounts recognized as merchandise sales and are recorded as “Accounts payable, accrued expenses and other current liabilities” in our Consolidated Balance Sheets until remitted to the appropriate governmental authorities.
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

With respect to our Mexico pawn operations, we do not own the forfeited collateral. However, we assume the risk of loss on such collateral and are solely responsible for its care and disposition and, therefore, record such collateral as inventory in our Consolidated Balance Sheets. As of September 30, 2026 and 2025, inventory related to our Mexico pawn operations was $61.0 million and $49.1 million, respectively.
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
Restricted Cash
As of September 30, 2026, long-term restricted cash consists of $9.5 million, held in escrow pending resolution of a pre-closing tax indemnity claim related to the sale of Grupo Finmart, $4.3 million related to the acquisition of 47 pawn stores in Mexico during FY25, and short-term restricted cash consists of $2.4 million related to acquisitions in Mexico in FY26 and FY25 and of PLO del Bajio S. de R.L. de C.V. As of September 30, 2025, long-term restricted cash consists of $9.3 million related to the sale of Grupo Finmart, and $5.4 million related to the acquisition of 47 pawn stores in Mexico during FY25, and short-term restricted cash consists of $0.5 million related to the acquisitions of the 47 pawn stores in Mexico and of PLO del Bajio S. de R.L. de C.V.
Investments
We account for our investment in Cash Converters under the equity method. The fiscal year of Cash Converters ends three months before our fiscal year, and we record our interest from the results of Cash Converters on a three-month lag. Thus, the results of our operations reported for the fiscal years ended September 30, 2026, 2025 and 2024 include our percentage interest in the results of Cash Converters for the twelve-month periods ended June 30, 2026, 2025 and 2024, respectively.
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
We account for our investment in Rich Data Corporation (“RDC”) using the measurement alternative in ASC 321, Investments — Equity Securities, to measure this investment at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. As of September 30, 2026 and 2025, the carrying value of our investment in RDC was $6.2 million.
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
When we perform a quantitative goodwill impairment test, we estimate the fair value of the reporting unit using an income approach based on the present value of expected future cash flows, including terminal value, utilizing a market-based weighted average cost of capital (“WACC”) determined separately for each reporting unit. The determination of fair value involves the use of estimates and assumptions, including revenue growth rates, operating margins and terminal growth rates discounted by an estimated WACC (i.e. discount rate) derived from other publicly traded companies that are similar but not identical to us from an operational and economic standpoint. We use discount rates that are commensurate with the risks and uncertainties inherent in the respective businesses and in our internally developed forecasts.

We test indefinite-lived intangible assets, which consist of tradenames and pawn licenses, for impairment annually on July 1 and upon the occurrence of triggering events. We may first assess qualitative factors or proceed directly to a quantitative impairment test. When we perform a quantitative impairment test, we estimate the fair value of trade names using the relief-from-royalty method and of pawn licenses using a discounted cash flow method, and record an impairment charge for any material excess of carrying amount over fair value.
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
Business Combinations
We allocate the total acquisition price to the fair value of assets and liabilities acquired under the acquisition method with goodwill representing the excess of purchase price over the fair value of net assets acquired. We expense transaction costs as incurred. We recognize any adjustments to provisional amounts and goodwill that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, with the effect on current period earnings of changes in depreciation, amortization or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The fair values of identifiable intangible assets, non-controlling interests and previously held equity interests are estimated using fair value techniques such as income and market approaches and require us to make significant estimates and assumptions, including forecasted revenue growth rates and projected cash flows, market multiples, royalty rates and discount rates.
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
Advertising
Advertising costs are expensed as incurred and included primarily within “Store expenses” in our Consolidated Statements of Operations. These costs were $10.9 million, $7.1 million and $6.2 million for fiscal 2026, 2025 and 2024, respectively. During fiscal 2026, 2025 and 2024, we incurred $5.1 million, $3.9 million, and $3.6 million, respectively, related to digital advertising. The remaining for each year relates to general advertising costs.
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
Earnings per Share and Common Stock

We compute basic earnings per share based on the weighted average number of shares of common stock outstanding and diluted earnings per share using the if-converted method. Diluted earnings and diluted weighted-average shares outstanding are adjusted to account for the impact of the assumed issuance of potential common shares that are dilutive, subject to dilution sequencing rules. The if-converted method is applied in evaluating the dilutive effect of convertible debt and restricted stock follows the treasury stock method. Dilutive potential common shares include outstanding restricted stock awards as well as shares issuable on conversion of our outstanding convertible debt. Potential common shares are required to be excluded from computation of diluted earnings per share if the assumed proceeds upon exercise or vest are greater than the cost to re-acquire the same number of shares at the average market price, and therefore the effect would be anti-dilutive. There were no participating securities outstanding during fiscal 2026, 2025 and 2024 requiring the application of the two-class method.
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

Recently Adopted Accounting Pronouncements
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires disclosure of specific categories and disaggregation of information in the rate reconciliation table. The ASU also requires disclosure of disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit and income tax expense or benefit from continuing operations. The requirements of this ASU 2023-09 are effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted, and the amendments should be applied on a prospective basis. Retrospective application is permitted. We adopted the new standard for the fiscal year ended September 30, 2026 on a retrospective basis, see Note 10: Income Taxes.
Recently Issued Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. Additionally, in January 2025, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. ASU 2024-03 requires disclosure in the notes to the financial statements of specified information about certain costs and expenses. The requirements of ASU 2024-03 are effective for the Company for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all periods presented in the financial statements. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
In May 2025, the FASB issued ASU 2025-03, Business Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity. ASU 2025-03 revises current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a variable interest entity that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. The requirements of ASU 2025-03 are effective for the Company for fiscal years beginning after December 15, 2026, and interim periods within those periods. Early adoption is permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
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
In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans. ASU 2025-08 expands the use of the gross-up method to certain acquired loans. Purchased seasoned loans will be accounted for using the gross-up approach. The ASU is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years. We are currently evaluating the impact of this standard on our consolidated financial statements and related disclosures.
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

NOTE 2: EARNINGS PER SHARE
The following table reconciles the number of common shares used to compute basic and diluted earnings per common share:

	Fiscal Year Ended September 30,
(in thousands, except per share amounts)	2026	2025	2024

Basic earnings per common share:
Consolidated net income	$166,589	$109,613	$83,095
Consolidated net (income) attributable to non-controlling interest	(680)	—	—
Consolidated net income attributable to EZCORP - basic	165,909	109,613	83,095
Weighted shares outstanding - basic	61,463	57,466	54,935
Basic earnings per common share attributable to EZCORP	$2.70	$1.91	$1.51

Diluted earnings per common share:
Consolidated net income attributable to EZCORP - basic	$165,909	$109,613	$83,095
Add: Convertible Notes interest expense, net of tax (a)	7,503	8,792	9,947
Consolidated net income attributable to EZCORP - diluted	$173,412	$118,405	$93,042
Weighted shares outstanding - basic	61,463	57,466	54,935
Equity-based compensation awards - effect of dilution (b)	1,784	1,681	1,651
Convertible Notes - effect of dilution (c)	20,477	24,236	27,862
Weighted shares outstanding - diluted	83,724	83,383	84,448
Diluted earnings per common share attributable to EZCORP	$2.07	$1.42	$1.10

Potential common shares excluded from the calculation of diluted earnings per common share above:
Restricted stock (d)	764	1,428	782
(a)    Effective January 1, 2024, we were required to combination settle the 2024 Convertible Notes. Only the first quarter of 2024 interest expense is included for the year ended September 30, 2024. The 2025 Convertible Notes were settled in the third quarter of fiscal 2025, as such, only the 2025 interest through the settlement date is included for the year ended September 30, 2025.
(b)    Includes time-based share-based awards and performance-based awards for which targets for fiscal year tranches have been achieved and vesting is subject only to achievement of service conditions.
(c)    Approximately 3.8 million of weighted average shares were included for the year ended September 30, 2025 due to the settlement of the 2025 Convertible Notes during the third quarter of fiscal 2025.
(d)    Includes antidilutive share-based awards and performance-based share-based awards that are contingently issuable, but for which the condition for issuance has not been met as of the end of the reporting period.

NOTE 3: ACQUISITIONS
Founders One Acquisition
On January 2, 2026, we acquired an 87.7% controlling interest in Founders by exchanging our existing $45.0 million preferred equity investment and $15.0 million demand promissory note into common equity and contributing an additional $4.4 million in cash. At the time of acquisition, Founders, through its subsidiary SMG, operated 105 pawn stores in the United States and 11 additional countries, primarily under the names "La Familia Pawn and Jewelry" and "CashWiz." Founders held 85.1% ownership interest in SMG as of January 2, 2026. The acquisition advances our strategy to expand our global pawn operations by consolidating our interest in an established multi-country platform and existing operational infrastructure. Following the departure of the SMG CEO in April 2026, we have assumed direct operational management of SMG.
This transaction was accounted for as a business combination achieved in stages. Immediately prior to the acquisition date, we remeasured our previously held preferred equity investment to its acquisition-date fair value of $46.2 million, resulting in a pre-tax gain of $1.2 million recognized in Other (income) expense in our Consolidated Statements of Operations during the year ended September 30, 2026. The acquisition-date fair value of the previously held preferred equity interest was determined using the income approach (discounted cash flow method) and the market approach (guideline public company method), which required assumptions including forecasted revenue growth rates and projected cash flows, a discount rate, and market multiples. The value attributable to the preferred equity class was determined using an option pricing model, with inputs including expected volatility, a risk-free rate, and an estimated time to liquidity.
Our previously held demand promissory note was remeasured to its acquisition-date fair value of $15.0 million, with no gain or loss recognized. In connection with the acquisition, a demand promissory note with a principal balance of $15.0 million and accrued interest of $3.9 million previously held by us at the Founders level was repaid through proceeds of a new debt facility entered into by SMG. This repayment represented the settlement of a pre-existing creditor relationship and was accounted for separately from the business combination. The settlement amount was determined based on the carrying value of the note, which approximated fair value due to its demand nature and market interest rate. No gain or loss resulted from the settlement, and no amount was recognized in our Consolidated Statements of Operations.
This transaction qualifies as a business combination under ASC 805 due to the acquisition of an integrated set of inputs and processes that are capable of generating outputs. The acquisition included an organized workforce, established pawn operations, and the intellectual property and operational systems across 105 stores (at the time of acquisition). The assets acquired and liabilities assumed are based upon the fair values at the date of acquisition. The excess of the aggregate of consideration transferred, the acquisition-date fair value of previously held interests, and the fair values of non-controlling interests over the estimated fair value of net identifiable liabilities assumed has been recorded as goodwill.

The purchase price allocation is as follows (in thousands):

Assets acquired:
Cash and cash equivalents	$14,345
Pawn loans	33,982
Pawn service charges receivable	4,843
Inventory	22,535
Prepaid expenses and other current assets	5,619
Deferred tax asset	165
Property and equipment	10,814
Right-of-use assets	26,465
Tradenames	60,900
Total assets acquired	179,668

Liabilities assumed:
Accounts payable, accrued expenses and other current liabilities	$25,785
Long-term debt	150,339
Operating lease liabilities	26,465
Deferred tax liability	12,942
Total liabilities assumed	215,531

Net liabilities assumed	$(35,863)

Goodwill was calculated as follows (in thousands):

Cash consideration transferred	$4,350
Fair value of previously held preferred equity interest	46,179
Fair value of previously held demand promissory note	15,000
Fair value of non-controlling interest in Founders	8,787
Fair value of non-controlling interest in SMG	12,497
Total	86,813
Less: net identifiable liabilities assumed	(35,863)
Goodwill	$122,676
The fair values of the non-controlling interests in Founders and SMG were determined using a combination of the income approach (discounted cash flow method) and the market approach (guideline public company method), with significant inputs including projected cash flows, a discount rate, and market multiples.
In connection with the acquisition, we provided SMG $156.4 million in funding under an intercompany debt facility, which SMG used to retire its pre-existing third-party debt. That third-party debt is reflected as assumed debt in the purchase price allocation above, and the related cash outflow is presented within “Payments on debt” on the Consolidated Statements of Cash Flows. In September 2026, the outstanding intercompany balance was capitalized to equity. Both the facility and its capitalization eliminate upon consolidation.
The factors contributing to the recognition of goodwill, which is recorded in our SMG segment, include the value of SMG's assembled workforce, established multi-country store network, and expected synergies with our existing U.S. and Latin America pawn operations. None of the goodwill resulting from this business combination is expected to be deductible for income tax purposes.
The fair value of the acquired tradenames was determined using the relief-from-royalty method, with significant inputs including forecasted revenue growth rates, a royalty rate and a discount rate. The tradenames acquired have been assigned indefinite useful lives and will not be amortized. They will be tested for impairment at least annually in accordance with ASC 350.
The purchase price allocation presented above is preliminary. The fair values of certain payroll related liabilities and deferred taxes have not been finalized. All other amounts are also subject to adjustment during the measurement period as additional information is obtained about facts and circumstances that existed as of the acquisition date. As a result of further refining our estimates and assumptions since the date of the acquisition, we recorded measurement period adjustments to the initial purchase price allocation. Adjustments were primarily made to deferred taxes and accounts payable, accrued expenses and other current liabilities. These measurement period adjustments resulted in a decrease of approximately $0.8 million to goodwill.

The results of this acquisition have been included in our Consolidated Financial Statements from January 2, 2026 and are reported in our SMG segment. The acquired business contributed revenues of $136.7 million and income before income tax of $19.0 million for the period from January 2, 2026 through September 30, 2026.
During the years ended September 30, 2026 and 2025, we incurred total acquisition costs of approximately $0.6 million and $0.9 million, respectively, related to the Founders acquisition. The acquisition costs primarily related to legal, accounting and consulting services, were expensed as incurred and are included in General and administrative expenses in the Consolidated Statements of Operations.
Acquisition of Non-controlling Interests
During the second half of fiscal 2026, we acquired the remaining 12.3% membership interest in Founders held by its third-party member, and Founders became a wholly owned subsidiary. Also during the second half of fiscal 2026, we acquired the remaining shares of SMG's common stock from third-party shareholders, increasing our ownership interest in SMG to 100% as of September 30, 2026. Because we retained our controlling financial interests, these transactions were accounted for as equity transactions, and the difference of the consideration over the carrying amount of the non-controlling interests acquired was recognized as additional paid-in capital. No gain or loss was recognized in our Consolidated Statements of Operations.
Variable Interest Entities
Founders and SMG are variable interest entities, as neither entity has sufficient equity at risk to finance its activities without additional subordinated financial support. Beginning January 2, 2026, we have been the primary beneficiary of both entities and directly or indirectly hold a majority voting interest in each. We determined that we are the primary beneficiary based on our role as sole Manager of Founders, which controls SMG's board of directors, and our obligation to absorb losses or receive benefits through our 100% equity interest (as of September 30, 2026) in Founders and related lending arrangements. Founders is a holding entity whose sole asset is its equity interest in SMG, which eliminates upon consolidation. SMG is the operating entity whose assets and liabilities are included in our Consolidated Financial Statements. As SMG meets the definition of a business, we hold a majority voting interest through Founders, which owns 100% of SMG's outstanding common stock, and SMG's assets can be used for purposes other than the settlement of its obligations, certain incremental VIE disclosures are not required in accordance with ASC 810-10-50-5B. Founders and SMG are each wholly owned subsidiaries.
El Bufalo Pawn Acquisition
On January 12, 2026, we acquired the business operations of 12 pawn stores in Texas, primarily in the Laredo area, operating under the name "El Bufalo Pawn," from LBP, L.P. and certain individual sellers. The total consideration was approximately $27.8 million in cash, of which approximately $1.4 million was retained for standard indemnification purposes and is expected to be paid within twelve months of the acquisition date. The retained payment is included in Accounts payable, accrued expenses and other current liabilities on our Consolidated Balance Sheets as of September 30, 2026.
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
The results of this acquisition have been included in our Consolidated Financial Statements from January 12, 2026 and are reported in our U.S. Pawn segment. The acquired business contributed revenues of $9.9 million and income before income tax of $2.1 million for the period from January 12, 2026 through September 30, 2026.
During the year ended September 30, 2026, total acquisition costs were immaterial. The acquisition costs primarily related to legal, accounting and consulting services, were expensed as incurred and are included in General and administrative expenses in the Consolidated Statements of Operations.
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

	Fiscal Year Ended September 30,
(in thousands)	2026	2025

Total revenues	$1,749,167	$1,419,635
Consolidated net income	$161,838	$89,855
Pro forma net income for the year ended September 30, 2026 was adjusted to exclude the $1.2 million gain on remeasurement of the previously held equity interest in Founders and approximately $0.7 million of acquisition-related costs directly attributable to the acquisitions. Pro forma net income for the year ended September 30, 2025 was adjusted to include these amounts. These pro forma amounts have been calculated after applying the Company's accounting policies.

NOTE 4: STRATEGIC INVESTMENTS
Cash Converters International Limited
As of September 30, 2026, we owned approximately 43.5% of Cash Converters. We acquired our original investment in November 2009 and have increased our ownership through the acquisition of additional shares periodically since that time. During the year ended September 30, 2026, we acquired an additional 35,780,747 shares for $7.1 million and received 16,052 shares from the dividend reinvestment program, bringing our total shares owned to 309,735,956 shares.
We received cash dividends from Cash Converters of $3.9 million, $3.6 million and $3.5 million during the years ended September 30, 2026, 2025, and 2024, respectively. Our equity in Cash Converters’ net income was $5.7 million, $6.9 million, and $5.0 million in fiscal 2026, 2025, and 2024, respectively. Cash Converters’ accumulated undistributed after-tax loss included in our consolidated retained earnings was $9.6 million as of September 30, 2026.
At September 30, 2026 and 2025, the fair value of our investment in Cash Converters, as estimated by reference to its quoted market price per share, was greater than its carrying value. See Note 5: Fair Value Measurements for the fair value and carrying value of our investment in Cash Converters.
Founders One, LLC
In fiscal 2022, we invested $15.0 million in exchange for a non-redeemable voting participating preferred equity interest in Founders, a then newly-formed entity with one other member. In fiscal 2023, we contributed an additional $15.0 million associated with our preferred interest and loaned Founders $15.0 million in exchange for a Demand Promissory Note secured by the common interest held by the other member. In fiscal 2024, we contributed an additional $15.0 million associated with our preferred interest, bringing our total preferred equity investment in Founders to $45.0 million. In fiscal 2025, we entered into an agreement to loan Founders up to an additional $15.0 million in exchange for a Demand Promissory Note secured by the common interest held by the other member. As of September 30, 2025, the balance outstanding for the new promissory note was $6.0 million bringing the total due from Founders to $24.4 million including accrued and unpaid interest at the end of last fiscal year.
On January 2, 2026 we acquired a controlling interest in Founders through a combination of the exchange of our preferred equity investment in Founders, conversion of a Demand Promissory Note, and cash on hand, see Note 3: Acquisitions. In the prior periods, our preferred equity investment in Founders, a variable interest entity, was accounted for utilizing the measurement alternative within ASC 321, Investments — Equity Securities and presented in “Other investments” in our Consolidated Balance Sheets.
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

	Carrying Value	Estimated Fair Value
	September 30, 2026	September 30, 2026	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Investments in unconsolidated affiliates	$25,470	$55,925	$55,925	$—	$—
Financial liabilities:
2029 Convertible Notes	$226,308	$626,137	$—	$626,137	$—
2032 Senior Notes	293,700	304,422	—	304,422	—

	Carrying Value	Estimated Fair Value
	September 30, 2025	September 30, 2025	Fair Value Measurement Using
(in thousands)			Level 1	Level 2	Level 3

Financial assets:
Promissory note receivable from Founders	$24,369	$24,369	$—	$—	$24,369
Investments in unconsolidated affiliates	18,123	59,729	58,573	—	1,156
Financial liabilities:
2029 Convertible Notes	$225,258	$422,931	$—	$422,931	$—
2032 Senior Notes	292,818	320,734	—	320,734	—
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
NOTE 6: PROPERTY AND EQUIPMENT
Major classifications of property and equipment were as follows:

	September 30,
	2026			2025
(in thousands)	Carrying Amount	Accumulated Depreciation	Net Book Value	Carrying Amount	Accumulated Depreciation	Net Book Value

Land	$4	$—	$4	$4	$—	$4
Buildings and improvements	193,597	(132,812)	60,785	164,984	(117,228)	47,756
Furniture and equipment	130,107	(94,497)	35,610	110,352	(82,932)	27,420
Software	35,055	(34,880)	175	34,938	(34,787)	151
	$358,763	$(262,189)	$96,574	$310,278	$(234,947)	$75,331
The depreciation of property and equipment is recorded as depreciation expense and included under “Depreciation and amortization” recorded in our Consolidated Statements of Operations. These amounts were $27.8 million, $21.8 million and $21.5 million for fiscal 2026, 2025, and 2024, respectively.

NOTE 7: GOODWILL AND INTANGIBLE ASSETS
We evaluate goodwill for impairment annually on July 1 and upon the occurrence of certain triggering events or substantive changes in circumstances that indicate that the fair value of goodwill may be impaired.
We performed a quantitative impairment test as of July 1, 2026 and determined that the estimated fair value of each reporting unit exceeded its carrying value. As a result, no goodwill impairment charge was recorded during the fiscal year ended September 30, 2026. There was no impairment charge recorded during the fiscal years ended September 30, 2025, and 2024. The estimated fair value of the SMG reporting unit exceeded its carrying value by 6.1%. It is reasonably possible that a significant decrease in revenue growth rates, operating margins or terminal growth rates, or a significant increase in the WACC, could result in a goodwill impairment charge in the future.
For fiscal 2026, we performed a quantitative impairment test of our indefinite-lived intangible assets. No impairment charge was recorded.
Accumulated goodwill losses of $41.3 million were recorded prior to fiscal 2024 associated with the U.S. Pawn ($10.0 million) and Latin America Pawn ($31.3 million) segments because of the impact of the COVID-19 pandemic on typical customer behavior, which led to a significant decline in pawn loan balances and the mandated closure of stores in our GPMX countries.
The following table presents the changes in the carrying value of goodwill by segment:

(in thousands)	U.S. Pawn	Latin America Pawn	SMG	Consolidated

Balance as of September 30, 2024	$264,428	$42,050	$—	$306,478
Acquisitions(a)	3,635	12,045	—	15,680
Effect of foreign currency translation changes	—	2,731	—	2,731
Balance as of September 30, 2025	$268,063	$56,826	$—	$324,889
Acquisitions(a)	24,077	6,635	122,676	153,388
Effect of foreign currency translation changes	—	896	—	896
Balance as of September 30, 2026	$292,140	$64,357	$122,676	$479,173
(a) Amount includes goodwill recognized in connection with acquisitions that were immaterial, individually and in the aggregate, and we have therefore omitted certain disclosures.
The following table presents the balance of each major class of intangible assets:

	September 30,
(in thousands)	2026	2025

Non-amortizing intangible assets:
Trade names	$84,473	$19,342
Pawn licenses	9,534	9,534
Total	$94,007	$28,876

Amortizing intangible assets:
Internally developed software	$123,344	$113,887
Accumulated amortization	(94,363)	(84,010)
Total	$28,981	$29,877

Other	$2,144	$399
Accumulated amortization	(1,659)	(320)
Total	$485	$79
Intangible assets, net	$123,473	$58,832
The amortization of most definite-lived intangible assets is recorded as amortization expense and included under “Depreciation and amortization” expense in our Consolidated Statements of Operations. These amounts were $10.5 million, $10.7 million and $11.6 million for fiscal 2026, 2025, and 2024, respectively.

As of September 30, 2026, our estimate of future amortization expense for definite-lived intangible assets is as follows (in thousands):

2027	$10,268
2028	7,649
2029	5,814
2030	4,082
2031	1,653
Thereafter	—
Total	$29,466
As acquisitions and dispositions occur in the future, amortization expense may vary from these estimates.
NOTE 8: DEBT
The following table presents the Company’s debt instruments outstanding:

	September 30, 2026			September 30, 2025
(in thousands)	Gross Amount	Deferred Financing Costs	Carrying Amount	Gross Amount	Deferred Financing Costs	Carrying Amount

2032 Senior Notes	$300,000	$(6,300)	$293,700	$300,000	$(7,182)	$292,818
2029 Convertible Notes	230,000	(3,692)	226,308	230,000	(4,742)	225,258
Total	$530,000	$(9,992)	$520,008	$530,000	$(11,924)	$518,076
The following table presents the Company’s contractual maturities related to the debt instruments as of September 30, 2026:

	Schedule of Contractual Maturities
(in thousands)	2029 Convertible Notes	2032 Senior Notes	Total

Fiscal 2027	$—	$—	$—
Fiscal 2028	—	—	—
Fiscal 2029	—	—	—
Fiscal 2030	230,000	—	230,000
Fiscal 2031	—	—	—
Thereafter	—	300,000	300,000
Total long-term debt	$230,000	$300,000	$530,000

The following table presents the Company’s interest expense related to its debt for the years presented:

	Fiscal Year Ended September 30,
(in thousands)	2026	2025	2024

2032 Senior Notes:
Contractual interest expense	$22,125	$11,247	$—
Amortization of deferred financing costs	882	423	—
Total interest expense	$23,007	$11,670	$—

2029 Convertible Notes:
Contractual interest expense	$8,625	$8,624	$8,625
Amortization of deferred financing costs	1,050	1,002	972
Total interest expense	$9,675	$9,626	$9,597

2025 Convertible Notes:
Contractual interest expense	$—	$1,432	$2,455
Amortization of deferred financing costs	—	301	509
Total interest expense	$—	$1,733	$2,964

2024 Convertible Notes:
Contractual interest expense	$—	$—	$742
Amortization of deferred financing costs	—	—	124
Total interest expense	$—	$—	$866
2032 Senior Notes
In March 2025, we issued $300.0 million aggregate principal amount of the Company’s 7.375% senior notes due 2032 (the “2032 Senior Notes”), for which $300.0 million remains outstanding as of September 30, 2026. The 2032 Senior Notes were issued pursuant to an indenture, dated March 28, 2025 (the “2025 Indenture”), by and among the Company, certain of the Company’s wholly-owned domestic subsidiaries and Truist Bank, as trustee in a private placement under Rule 144A and Regulation S under the Securities Act of 1933 (the “Securities Act”). The 2032 Senior Notes have not been and will not be registered under the federal securities laws or the securities laws of any state or any other jurisdiction. We are not required to register the 2032 Senior Notes for resale under the Securities Act, or the securities laws of any other jurisdiction, and is not required to exchange the 2032 Senior Notes for notes registered under the Securities Act or the securities laws of any other jurisdiction and has no present intention to do so. As a result, Rule 3-10 of Regulation S-X promulgated by the SEC is not applicable and no separate financial statements are required for the guarantor subsidiaries.
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
The 2032 Senior Notes pay interest semi-annually in arrears at a rate of 7.375% per annum on April 1 and October 1 of each year, commencing October 1, 2025, and mature on April 1, 2032, unless earlier redeemed or repurchased in accordance with the terms prior to such date. The effective interest rate is approximately 7.85%. The 2025 Indenture contains certain customary affirmative covenants, negative covenants and events of default. As of September 30, 2026, we were in compliance with all covenants relating to the 2032 Senior Notes.

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

3.750% Convertible Senior Notes Due 2029
In December 2022, we issued $230.0 million aggregate principal amount of 3.750% Convertible Senior Notes Due 2029 (the “2029 Convertible Notes”), for which $230.0 million remains outstanding as of September 30, 2026. The 2029 Convertible Notes were issued pursuant to an indenture dated December 12, 2022 (the “2022 Indenture”) by and between the Company and Truist Bank, as trustee. The 2029 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2029 Convertible Notes pay interest semi-annually in arrears at a rate of 3.750% per annum on June 15 and December 15 of each year, commencing June 15, 2023, and mature on December 15, 2029 (the “2029 Maturity Date”), unless converted, redeemed or repurchased in accordance with the terms prior to such date. At maturity, the holders of the 2029 Convertible Notes will be entitled to receive cash equal to the principal of the 2029 Convertible Notes plus accrued interest.
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
The reported sale price of our Class A Common Stock was greater than or equal to 130% of the applicable conversion price for the 2029 Convertible Notes for at least 20 trading days in the 30 consecutive trading days ended on September 30, 2026. As a result, the 2029 Convertible Notes are convertible at the option of the holders during the fiscal quarter ending December 31, 2026.

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
2.875% Convertible Senior Notes Due 2024
On July 1, 2024, the $34.4 million aggregate principal amount outstanding plus accrued interest was repaid using cash on hand and 77,328 Class A Common Stock shares, equal to the accreted value, were issued as part of the 2024 Convertible Notes conversion. In July 2017, we issued $143.75 million aggregate principal amount of 2.875% Convertible Senior Notes Due 2024 (the “2024 Convertible Notes”), none of which remain outstanding as of September 30, 2026. The 2024 Convertible Notes were issued pursuant to an indenture dated July 5, 2017 (the “2017 Indenture”) by and between the Company and Wells Fargo Bank, National Association, as the original trustee. Effective October 1, 2019, Truist (formerly BB&T) assumed the duties and responsibilities as trustee under the 2017 Indenture. The 2024 Convertible Notes were issued in a private offering under Rule 144A under the Securities Act of 1933. The 2024 Convertible Notes paid interest semi-annually in arrears at a rate of 2.875% per annum on January 1 and July 1 of each year, commencing January 1, 2018, and matured on July 1, 2024 (the “2024 Maturity Date”).

NOTE 9: COMMON STOCK AND STOCK COMPENSATION
Common Stock Repurchase Program
On November 11, 2025, the Company’s Board of Directors (the “Board”) authorized the repurchase of up to $50 million of our Class A Non-Voting common shares over the next three years (the “2026 Common Stock Repurchase Program”). The Company repurchased and retired 381,094 of our Class A Common Stock for $11.0 million during the fiscal year ended September 30, 2026 under the 2026 Common Stock Repurchase Program.
The Board previously authorized a repurchase program on May 3, 2022 (the “2022 Common Stock Repurchase Program”) which expired on May 3, 2025. The 2022 Common Stock Repurchase Program authorized the repurchase of up to $50 million of our Class A Common Stock over three years. During the fiscal year ended September 30, 2025, the Company repurchased and retired 332,599 shares for $4.0 million under the 2022 Common Stock Repurchase Program.
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
Other Common Stock Repurchases
During the fiscal year ended September 30, 2025, we used approximately $3.0 million to repurchase for cash 220,435 shares of our Class A Common Stock. Such transactions were authorized separately from, and not considered part of the Common Stock Repurchase Program. The repurchase amounts are allocated between “Additional paid-in capital” and “Retained earnings” in our Consolidated Balance Sheets.
Stock Compensation
We utilize equity-based awards as a long-term incentive to attract and retain qualified employees, consultants and directors and motivate them to achieve long-term goals, thereby promoting the long-term financial interests of the Company and enhancing long-term stockholder return.
2022 LTI Plan
On March 1, 2022, we adopted the 2022 LTI Plan, which gives us the ability to grant equity-based incentive compensation awards, in the form of restricted stock or restricted stock units, to our employees, members of the Board of Directors and consultants, independent contractors or advisors who are determined to have a direct and significant effect on the Company’s performance. The total number of shares of Class A Common Stock that may be issued pursuant to awards under the 2022 LTI Plan (“Authorized Shares”) is such number that is from time to time approved by the holder of the Company’s Class B Voting Common Stock (the “Voting Stockholder”). As of September 30, 2026, there were 5,650,000 shares authorized for issuance under the 2022 LTI Plan and 1,734,559 shares remaining for future grants. At any time, the number of shares that are available for issuance under future awards (“Available Shares”) is equal to the number of Authorized Shares reduced by the number of shares previously issued and the number of shares that may be issued under outstanding awards. The number of Available Shares is increased for shares covered by awards that are forfeited, cancelled or otherwise terminated without the issuance of shares or shares that are withheld at the request of a participant to satisfy such participant’s tax withholding obligations.
The 2022 LTI Plan is administered by the People and Compensation Committee of the Board of Directors (the “Committee”). The Committee generally determines and recommends the type, recipient, amount and terms for all awards issued under the 2022 LTI Plan, but each award issuance requires the approval of the full Board of Directors.

Restricted stock awards are generally subject to continued service over a specified period (typically three years) and expensed straight-line over the service period. Restricted stock units also are generally subject to the achievement of performance goals in addition to continued service, and they are expensed, on a tranche-by-tranche basis, ratably over the service period beginning with the start of the measurement of performance. The 2022 LTI Plan includes amendments made in September 2026 (the Second Amended and Restated Long-Term Incentive Plan) to allow executive officers of the Company to retain unvested stock units grants under the Plan after retirement, subject to the vesting requirements of each applicable grant, and provided such officers meet certain eligibility requirements (at least 10 years of service and at least 55 years of age) and notice requirements (at least six months advance notice of retirement). The amendments are applicable to fiscal 2027 and future grants. Fiscal 2026 and previous year awards do not allow for post-employment retention by executive officers.

Board of Directors Awards
After our 2026 Annual Meeting of Stockholders in March 2026, we granted each of the five non-employee directors a restricted stock award of 6,641 shares (33,205 shares in total). Those shares are scheduled to vest on the day immediately preceding the 2027 Annual Meeting of Stockholders (but in no event later than March 31, 2027), subject only to service conditions.
In March 2025, we granted each of the five non-employee directors a restricted stock award of 12,725 shares (63,625 shares in total). Those shares vested on the day immediately preceding the 2026 Annual Meeting of Stockholders in March 2026.
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
Employee Awards
FY26 Awards — In October 2025, we granted restricted stock unit awards of a total of 619,606 shares to our executive officers and other key employees. These awards were issued as part of our annual LTI program for fiscal 2026. The awards have a three-year performance period consisting of fiscal 2026, fiscal 2027 and fiscal 2028. For each award, 60% of the total number of shares was allocated equally among the three fiscal years in the performance period (20% each), with each tranche having separate performance conditions. In addition, 20% of the total number of shares was allocated to a three-year cumulative performance condition applicable to the entire three-year performance period, and 20% was subject only to continued service. The number of shares available to vest from each performance-based tranche can range from 0% to 150% and is dependent on the achievement of the performance conditions for that tranche. All of the performance-based shares that become available to vest based on the achievement of the performance conditions, along with the time-based tranche, will vest on September 30, 2028, so long as the participant continues active employment with the Company through that date. Performance targets for the fiscal 2026 tranche and the three-year cumulative tranche were determined and communicated at the time of grant. Grant dates for approximately 253,590 shares related to the fiscal 2027 and fiscal 2028 tranches will be determined when the applicable performance targets are established for those tranches. As of September 30, 2026, we considered the performance targets for the fiscal 2026 tranche to be probable of achievement at the 150% level and the cumulative performance target for the three-year cumulative tranche to be probable of achievement at the 100% level. During fiscal 2026, we granted restricted stock unit awards of an additional 14,652 shares to key employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in October 2025.
FY25 Awards — In October 2024, we granted restricted stock unit awards of a total of 818,216 shares to our executive officers and other key employees. These awards were issued as part of our annual LTI program for fiscal 2025. The awards have a three-year performance period consisting of fiscal 2025, fiscal 2026 and fiscal 2027. For each award, 60% of the total number of shares was allocated equally among the three fiscal years in the performance period (20% each), with each tranche having separate performance conditions. In addition, 20% of the total number of shares was allocated to a three-year cumulative performance condition applicable to the entire three-year performance period, and 20% was subject only to continued service. The number of shares available to vest from each performance-based tranche can range from 0% to 150% and is dependent on the achievement of the performance conditions for that tranche. All of the performance-based shares that become available to vest based on the achievement of the performance conditions, along with the time-based tranche, will vest on September 30, 2027, so long as the participant continues active employment with the Company through that date. Performance targets for the fiscal 2025 tranche and the three-year cumulative tranche were determined and communicated at the time of grant. Grant dates for approximately 334,869 related to the fiscal 2026 and fiscal 2027 tranches will be determined when the applicable performance targets are established for those tranches. As of September 30, 2025, we considered the performance targets for the fiscal 2025 tranche to be probable of achievement at the 150% level, as of September 30, 2026, we considered the performance targets for the fiscal 2026 tranche to be probable of achievement at the 150% level, and the cumulative performance target for the three-year cumulative tranche to be probable of achievement at the 150% level. During fiscal 2025, we granted restricted stock unit awards of an additional 19,093 shares to key employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in October 2024.

FY24 Awards — In November 2023, we granted restricted stock unit awards of a total of 995,759 shares to our executive officers and other key employees. These awards were issued as part of our annual LTI program for fiscal 2024. The awards have a three-year performance period consisting of fiscal 2024, fiscal 2025 and fiscal 2026. For each award, 60% of the total number of shares was allocated equally among the three fiscal years in the performance period (20% each), with each tranche having separate performance conditions. In addition, 20% of the total number of shares was allocated to a three-year cumulative performance condition applicable to the entire three-year performance period, and 20% was subject only to continued service. The number of shares available to vest from each performance-based tranche can range from 0% to 150% and is dependent on the achievement of the performance conditions for that tranche. All of the performance-based shares that become available to vest based on the achievement of the performance conditions, along with the time-based tranche, will vest on September 30, 2026, so long as the participant continues active employment with the Company through that date. Performance targets for the fiscal 2024 tranche and the three-year cumulative tranche were determined and communicated at the time of grant. Grant dates for the fiscal 2025 and fiscal 2026 tranches will be determined when the applicable performance targets are established for those tranches. As of September 30, 2024, we considered the performance targets for the fiscal 2024 tranche to be probable of achievement at the 133% level, and as of September 30, 2025, we considered the performance targets for the fiscal 2025 tranche to be probable of achievement at the 150% level, as of September 30, 2026, we considered the performance targets for the fiscal 2026 tranche to be probable of achievement at the 150% level, and the cumulative performance target for the three-year cumulative tranche to be probable of achievement at the 150% level. During fiscal 2024, we granted restricted stock unit awards of an additional 17,524 shares to key employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in November 2023.

FY23 Awards — In October 2022, we granted restricted stock unit awards of a total of 912,524 shares to our executive officers and other key employees. These awards were issued as part of our annual LTI program for fiscal 2023. The awards have a three-year performance period consisting of fiscal 2023, fiscal 2024 and fiscal 2025. For each award, 60% of the total number of shares was allocated equally among the three fiscal years in the performance period (20% each), with each tranche having separate performance conditions. In addition, 20% of the total number of shares was allocated to a three-year cumulative performance condition applicable to the entire three-year performance period, and 20% was subject only to continued service. The number of shares available to vest from each performance-based tranche can range from 0% to 150% and is dependent on the achievement of the performance conditions for that tranche. All of the performance-based shares that become available to vest based on the achievement of the performance conditions, along with the time-based tranche, will vest on September 30, 2025, so long as the participant continues active employment with the Company through that date. Performance targets for the fiscal 2023 tranche and the three-year cumulative tranche were determined and communicated at the time of grant. Grant dates for the fiscal 2024 and fiscal 2025 tranches correspond to the establishment and communication of the applicable performance targets for those tranches. As of September 30, 2023, we considered the performance targets for the fiscal 2023 tranche to be probable of achievement at the 147% level, as of September 30, 2024, we considered the performance targets for the fiscal 2024 tranche to be probable of achievement at the 133% level, and as of September 30, 2025, we considered the performance targets for the fiscal 2025 tranche to be probable of achievement at the 150% level, and the cumulative performance target for the three-year cumulative tranche to be probable of achievement at the 150% level. During fiscal 2023, we granted restricted stock unit awards of an additional 8,036 shares to key employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in October 2022. All of these awards vested in November 2025, after the Committee determined that the performance conditions had been met.
FY22 Awards — In October and November 2021, we granted restricted stock unit awards of a total of 981,327 shares to our executive officers and other key employees. These awards were issued as part of our annual LTI program for fiscal 2022. The awards have a three-year performance period consisting of fiscal 2022, fiscal 2023 and fiscal 2024. For each award, the total number of shares was allocated equally among the three fiscal years in the performance period, with each tranche having separate performance conditions. The number of shares available to vest from each tranche can range from 0% to 150% and is dependent on the achievement of the performance condition for that tranche. All of the shares that become available to vest based on the achievement of the performance conditions will vest on September 30, 2024, so long as the participant continues active employment with the Company through that date. Performance targets for the fiscal 2022 tranche were determined and communicated at the time of grant. Grant dates for the other two tranches correspond to the establishment and communication of the applicable performance targets for these tranches. As of September 30, 2022, we considered the performance targets for the fiscal 2022 tranche to be probable of achievement at the 150% level, as of September 30, 2023, we considered the performance targets for the fiscal 2023 tranche to be probable of achievement at the 147% level, and as of September 30, 2024, we considered the performance targets for the fiscal 2024 tranche to be probable of achievement at the 133% level. During fiscal 2022, we granted restricted stock unit awards of an additional 161,265 shares to executive officers and other key employees in connection with promotions or new hires. These additional awards carry the same terms as those granted in October and November 2021. All of these awards vested in November 2024, after the Committee determined that the performance conditions had been met.
In October 2021, we granted a restricted stock award of 29,722 shares to an executive officer as a special performance and retention award. This awards vested ratably over three years (fiscal 2022, fiscal 2023 and fiscal 2024).
As of September 30, 2026, the unamortized fair value of share awards to be amortized over their remaining vesting periods was approximately $15.2 million. The weighted-average period over which these costs will be amortized is approximately one year.
The following table presents amounts related to our stock compensation arrangements:

	Fiscal Year Ended September 30,
(in thousands)	2026	2025	2024

Share-based compensation costs	$16,790	$12,465	$10,406
Income tax benefit on share-based compensation	$(1,211)	$(1,572)	$(1,071)
The following table presents a summary of stock compensation activity:

	Shares	Weighted Average Grant Date Fair Value

Outstanding as of September 30, 2025	2,321,840	$8.85
Granted (a)	877,636	15.85
Released (b)	(1,223,562)	9.26
Cancelled	(27,101)	12.15
Outstanding as of September 30, 2026	1,948,813	$11.70
(a) Includes performance adjustment of 302,102 shares awarded above their target grants resulting from the achievement of performance targets established at the grant date.
(b) 354,335 shares were withheld to satisfy related income tax withholding.
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

NOTE 10: INCOME TAXES
The following table presents the components of our income before income taxes, including inter-segment amounts:

	Fiscal Year Ended September 30,
(in thousands)	2026	2025	2024

Domestic*	$159,166	$106,379	$82,703
Foreign	65,172	40,394	32,905
Total	$224,338	$146,773	$115,608
*    Includes the majority of our corporate administrative costs. See Note 13: Segment Information for information pertaining to segment contribution.
The following table presents the significant components of the income tax provision:

	Fiscal Year Ended September 30,
(in thousands)	2026	2025	2024

Current:
Federal	$29,983	$25,530	$20,176
State	5,200	3,783	4,130
Foreign	25,021	10,931	6,853
Total	60,204	40,244	31,159
Deferred:
Federal	2,559	(1,947)	(1,719)
State	285	(186)	58
Foreign	(5,299)	(951)	3,015
Total	(2,455)	(3,084)	1,354
Total income tax expense	$57,749	$37,160	$32,513

The following table presents a reconciliation of income taxes calculated at the statutory rate and the provision for income taxes:

	Fiscal Year Ended September 30,
(in thousands)	2026		2025		2024
	$	%	$	%	$	%
Income tax expense (benefit) at the federal statutory rate	$47,111	21.0%	$30,833	21.0%	$24,278	21.0%
State taxes, net of federal benefit (a)	4,244	1.9%	2,857	2.0%	3,421	3.0%
Foreign tax effects:
Mexico
Statutory tax rate difference between U.S. and Mexico	3,539	1.6%	1,695	1.2%	1,355	1.2%
Mexico Inflation index adjustment	(1,665)	(0.7)%	(1,518)	(1.0)%	(2,154)	(1.9)%
Other	616	0.3%	188	0.1%	1,913	1.7%
Other foreign jurisdictions	2,928	1.3%	873	0.6%	2,042	1.8%
Effect of cross border tax laws:
Global intangible low-taxed income	—	—%	537	0.4%	678	(0.1)%
Dividend received deduction	(821)	(0.4)%	(759)	(0.5)%	(742)	(0.1)%
Tax credits	438	0.2%	(248)	(0.2)%	(96)	(0.1)%
Change in valuation allowance	(942)	(0.4)%	(755)	(0.5)%	—	—%
Nontaxable or non-deductible items:
Nondeductible compensation	3,611	1.6%	2,579	1.8%	2,042	1.8%
Other non-deductible items	368	0.2%	148	0.1%	130	0.1%
Changes in unrecognized tax benefits	617	0.3%	259	0.2%	(198)	(0.2)%
Other Adjustments:
Share-based compensation	(849)	(0.4)%	(434)	(0.3)%	(200)	(0.2)%
Other	(1,446)	(0.6)%	905	0.6%	44	—%
Totals	$57,749	25.7%	$37,160	25.3%	$32,513	28.0%

(a)	State taxes in Texas, Florida, and Illinois made up the majority (greater than 50%) of the tax effect in this category.

The following table shows significant components of our deferred tax assets and liabilities:

	September 30,
(in thousands)	2026	2025

Deferred tax assets:
Cash Converters	$18,822	$19,108
Tax over book inventory	14,172	10,646
Accrued liabilities	7,499	11,092
Pawn service charges receivable	4,533	3,705
Stock compensation	2,535	2,334
Foreign tax credit	—	942
Federal, state and foreign net operating loss carryforwards	28,004	12,715
Book over tax depreciation	5,859	6,444
Operating lease liabilities	28,402	15,929
Other	10,721	7,433
Total deferred tax assets before valuation allowance	120,547	90,348
Valuation allowance	(30,020)	(15,231)
Total deferred tax assets, net	90,527	75,117
Deferred tax liabilities:
Tax over book amortization	51,130	30,367
Right-of-use assets, net	20,575	15,806
Prepaid expenses	2,117	2,060
Total deferred tax liabilities	73,822	48,233
Net deferred tax asset	$16,705	$26,884
As of September 30, 2026, we had U.S. net operating loss carryforwards of approximately $10.8 million, which can be carried forward indefinitely and we had state net operating loss carryforwards of approximately $50.2 million, which begin to expire in 2034 if not utilized. We also had foreign net operating loss carryforwards of $56.4 million, which will begin to expire in 2028 if not utilized.
Deferred tax assets and liabilities are recorded for the estimated tax impact of temporary differences between the tax basis and book basis of assets and liabilities. The Company has elected to account for the tax on GILTI as a period cost and therefore has not recorded deferred taxes related to GILTI on its foreign subsidiaries. A valuation allowance is established against a deferred tax asset when it is more likely than not that the deferred tax asset will not be realized. Our valuation allowance has been established to offset certain US federal, state and foreign net operating loss carryforwards and foreign tax credit carryforwards that are not more likely than not to be utilized prior to expiration. The valuation allowance increased by $14.8 million in fiscal 2026, primarily due to the valuation allowance on net operating loss carryforwards acquired in connection with the acquisition of Simple Management Group. We believe our results from future operations will generate sufficient taxable income in the appropriate jurisdictions such that it is more likely than not that the remaining deferred tax assets will be realized.
Deferred taxes are not provided for undistributed earnings of foreign subsidiaries which are intended to be reinvested outside of the U.S. Accordingly, no provision for foreign withholding taxes associated with a distribution of those earnings has been made. Determining the unrecognized deferred tax liability on those unremitted earnings is not practicable because of the complexity of the hypothetical calculation and the inherent uncertainty regarding the timing and manner of any potential future repatriation. If such earnings were to be distributed, the Company could be subject to additional U.S. federal and state income taxes, foreign withholding taxes, and other tax consequences. We provided deferred income taxes on all undistributed earnings from Cash Converters.

The following table presents a roll-forward of unrecognized tax benefits:

	Fiscal Year Ended September 30,
(in thousands)	2026	2025	2024

Beginning balance	$2,975	$2,801	$3,293
Increase for tax positions taken during a prior period	5,088	625	223
Increase for tax positions taken during the current period	—	—	—
Decrease for tax positions taken during a prior period	—	(47)	(337)
Decrease for tax positions as a result of the lapse of the statute of limitations	—	(404)	(378)
Ending balance	$8,063	$2,975	$2,801
All of the above unrecognized tax benefits, if recognized, would impact our effective tax rate for the respective period of each ending balance. We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. During 2026, we recognized $0.9 million. The total amount of accrued interest and penalties was $2.2 million, $1.2 million and $0.8 million in 2026, 2025 and 2024, respectively.

We are subject to U.S., Mexico, Canada, Guatemala, Honduras, El Salvador, United Kingdom, the Netherlands, Puerto Rico, Antigua, Barbados, Grenada, Jamaica, Dominican Republic, Dominica, Costa Rica and Panama income taxes as well as income taxes levied by various state and local jurisdictions. The Company’s U.S. federal returns are not subject to examination for tax years prior to 2022. The majority of the Company’s U.S. state income tax returns are not subject to examination for the tax years prior to 2022. The federal tax returns in Mexico are closed to examination for the tax years prior to 2020. With respect to tax returns in El Salvador, the tax years prior to 2023 are closed to examination. With respect to tax returns in Canada, Guatemala, the U.K., Puerto Rico and Costa Rica, the tax years prior to 2022 are closed to examination. With respect to tax returns in Honduras, Barbados and Dominican Republic, the tax years prior to 2021 are closed to examination. With respect to tax returns in Jamaica, Antigua, Grenada and Dominica, the tax years prior to 2020 are closed to examination.

Net cash paid for income taxes consists of the following:

	Fiscal Year Ended September 30,
(in thousands)	2026	2025	2024

U.S. Federal	$38,740	$29,430	$17,807
Aggregated state and local jurisdictions	5,686	3,711	3,349
Aggregated foreign jurisdictions	1,506	2,676	1,387
Disaggregated foreign jurisdictions:
Guatemala	5,293	3,639	3,196
Mexico	14,220	—	—
Net cash paid for income taxes	$65,445	$39,456	$25,739

NOTE 11: LEASES
The table below presents balances of our lease assets and liabilities and their balance sheet locations for both operating and financing leases:

(in thousands)	Balance Sheet Location	September 30, 2026	September 30, 2025
Lease assets:
Operating lease right-of-use assets	Right-of-use assets	$292,924	$236,462
Financing lease assets	Other assets, net	1,043	1,075
Total lease assets		$293,967	$237,537

Lease liabilities:
Current:
Operating lease liabilities	Operating lease liabilities, current	$71,293	$61,228
Financing lease liabilities	Accounts payable, accrued expenses and other current liabilities	606	643
Total current lease liabilities		$71,899	$61,871

Non-current:
Operating lease liabilities	Operating lease liabilities	$233,793	$184,736
Financing lease liabilities	Other long-term liabilities	533	573
Total non-current lease liabilities		$234,326	$185,309
Total lease liabilities		$306,225	$247,180
The table below provides major components of our lease costs:

	Fiscal Year Ended September 30,
(in thousands)	2026	2025	2024

Operating lease cost:
Operating lease cost*	$92,414	$77,384	$79,184
Variable lease cost	24,889	20,541	17,732
Total operating lease cost	$117,303	$97,925	$96,916

Financing lease cost:
Amortization of financing lease assets	$692	$589	$568
Interest on financing lease liabilities	141	162	215
Total financing lease cost	$833	$751	$783
Total lease cost	$118,136	$98,676	$97,699
* Includes a reduction for sublease rental income of $2.5 million, $2.0 million, and $3.1 million for fiscal years ending September 2026, 2025 and 2024, respectively.
Lease expense is recognized on a straight-line basis over the lease term with variable lease expense recognized in the period in which the costs are incurred. The components of lease expense are included in “Store expenses” and “General and administrative” expense, based on the underlying lease use.
Cash flow information consisted of the following:

	Fiscal Year Ended September 30,
(in thousands)	2026	2025	2024

Cash provided by operating activities:
Cash paid for operating leases	$95,535	$81,137	$79,700
Cash paid for interest portion of financing leases	$141	$162	$200

Cash used in financing activities:
Cash paid for principal portion of finance leases	$945	$606	$492

The weighted- average term and discount rates for leases are as follows:

	Fiscal Year Ended September 30,
	2026	2025
Weighted-average remaining lease term (years):
Operating leases	5.43	5.07
Financing leases	2.50	1.94

Weighted-average discount rate:
Operating leases	8.05%	9.05%
Financing leases	12.90%	11.27%
As of September 30, 2026, maturities of lease liabilities under ASC 842 by fiscal year were as follows (in thousands):

(in thousands)	Operating Leases	Financing Leases
Fiscal 2027	$92,151	$697
Fiscal 2028	76,981	263
Fiscal 2029	60,735	216
Fiscal 2030	45,710	127
Fiscal 2031	32,376	4
Thereafter	70,669	—
Total lease liabilities	$378,622	$1,307
Less: portion representing imputed interest	73,536	168
Total net lease liabilities	$305,086	$1,139
Less: current portion	71,293	606
Total long-term net lease liabilities	$233,793	$533
In December 2014, we entered into a non-cancelable 13-year operating lease for our corporate offices, with rent payments beginning February 2016 and ending March 2029. In May of 2025, we entered into an amendment which extended certain elements of the lease until October 2035. The amendment contains a renewal option for an additional five years at a market rental rate to be determined when the renewal notice is delivered. This renewal option has not been recognized in the right-of-use asset or liability for this lease.
The estimated minimum future rental payments under the lease are approximately $9.9 million as of September 30, 2026. As of September 30, 2026, we have subleases in place for a portion of our corporate operating office lease for estimated minimum future sublease payments of approximately $3.0 million.
We recorded $124.6 million, $66.2 million, and $55.3 million in non-cash additions to our operating right-of-use assets and lease liabilities for the fiscal year ended September 30, 2026, 2025, and 2024, respectively.
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

As a result of the acquisition of Founders and SMG effective January 2, 2026, the composition of our reportable segments changed beginning in the second quarter of fiscal 2026. Refer to Note 3: Acquisitions for further details. SMG is now reported as a standalone reportable segment. Our equity interest in CCV is now included within Corporate as it is not a reportable segment. Prior period segment information has been recast to reclassify CCV equity income and interest income from notes receivable from Founders from the "Other Investments" segment to Corporate. Because SMG was not a consolidated subsidiary prior to January 2, 2026, no SMG segment results prior to January 2, 2026 are presented in our consolidated financial statements.
We currently report our segments as follows:
•U.S. Pawn — All pawn activities in the United States, excluding SMG;
•Latin America Pawn — All pawn activities in Mexico and other parts of Latin America, excluding SMG; and
•SMG — all pawn activities of Simple Management Group, Inc.
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

	Fiscal Year Ended September 30, 2026
(in thousands)	U.S. Pawn	Latin America Pawn	SMG	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$511,502	$291,149	$52,320	$854,971	$—	$854,971
Jewelry scrap sales	171,236	28,999	41,129	241,364	—	241,364
Pawn service charges	392,377	162,557	43,271	598,205	—	598,205
Other revenues	107	63	—	170	—	170
Total revenues	1,075,222	482,768	136,720	1,694,710	—	1,694,710
Merchandise cost of goods sold	313,840	189,783	36,479	540,102	—	540,102
Jewelry scrap cost of goods sold	117,087	22,308	30,244	169,639	—	169,639
Gross profit	644,295	270,677	69,997	984,969	—	984,969
Segment and corporate expenses (income):
Store expenses	352,201	171,200	48,158	571,559	—	571,559
General and administrative	—	—	—	—	133,469	133,469
Impairment of other assets	—	—	—	—	1,723	1,723
Depreciation and amortization	11,314	11,208	2,396	24,918	13,372	38,290
Loss on sale or disposal of assets and other	87	19	175	281	—	281
Interest expense	—	—	—	—	33,796	33,796
Interest income	—	—	—	—	(12,439)	(12,439)
Equity in net income of unconsolidated affiliates	—	—	—	—	(5,607)	(5,607)
Other (income) expense	(45)	(258)	249	(54)	(387)	(441)
Segment contribution	$280,738	$88,508	$19,019	$388,265
Income (loss) before income taxes				$388,265	$(163,927)	$224,338

	Fiscal Year Ended September 30, 2025
(in thousands)	U.S. Pawn	Latin America Pawn	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$475,252	$225,747	$700,999	$—	$700,999
Jewelry scrap sales	85,658	13,226	98,884	—	98,884
Pawn service charges	351,479	122,749	474,228	—	474,228
Other revenues	103	66	169	—	169
Total revenues	912,492	361,788	1,274,280	—	1,274,280
Merchandise cost of goods sold	299,107	156,570	455,677	—	455,677
Jewelry scrap cost of goods sold	62,746	9,792	72,538	—	72,538
Gross profit	550,639	195,426	746,065	—	746,065
Segment and corporate expenses (income):
Store expenses	332,048	126,330	458,378	—	458,378
General and administrative	—	—	—	106,230	106,230
Impairment of other assets	263	—	263	614	877
Depreciation and amortization	10,750	8,612	19,362	13,176	32,538
Loss on sale or disposal of assets and other	83	52	135	—	135
Other operating income	—	—	—	(1,262)	(1,262)
Interest expense	—	—	—	23,029	23,029
Interest income (a)	—	—	—	(14,721)	(14,721)
Equity in net income of unconsolidated affiliates (b)	—	—	—	(6,150)	(6,150)
Other (income) expense	—	(330)	(330)	568	238
Segment contribution	$207,495	$60,762	$268,257
Income (loss) before income taxes			$268,257	$(121,484)	$146,773

(a)
Interest income includes $2.6 million of interest income from notes receivable from Founders, which has been recast from the "Other Investments" segment to Corporate to conform to the current period presentation.

(b)
Equity in net income of unconsolidated affiliates includes $6.9 million of equity income from CCV, which has been recast from the "Other Investments" segment to Corporate to conform to the current period presentation.

	Fiscal Year Ended September 30, 2024
(in thousands)	U.S. Pawn	Latin America Pawn	Total Segments	Corporate Items	Consolidated

Revenues:
Merchandise sales	$459,251	$204,485	$663,736	$—	$663,736
Jewelry scrap sales	54,344	6,738	61,082	—	61,082
Pawn service charges	322,362	114,183	436,545	—	436,545
Other revenues	161	78	239	—	239
Total revenues	836,118	325,484	1,161,602	—	1,161,602
Merchandise cost of goods sold	288,894	138,509	427,403	—	427,403
Jewelry scrap cost of goods sold	45,926	6,000	51,926	—	51,926
Gross profit	501,298	180,975	682,273	—	682,273
Segment and corporate expenses (income):
Store expenses	317,411	120,363	437,774	—	437,774
General and administrative	—	—	—	98,838	98,838
Impairment of other assets	—	—	—	843	843
Depreciation and amortization	10,147	8,865	19,012	14,057	33,069
Loss on sale or disposal of assets and other	3	(140)	(137)	121	(16)
Other operating income	—	—	—	(765)	(765)
Interest expense	—	—	—	13,585	13,585
Interest income (c)	—	—	—	(10,575)	(10,575)
Equity in net income of unconsolidated affiliates (d)	—	—	—	(4,711)	(4,711)
Other (income) expense	7	(218)	(211)	(1,166)	(1,377)
Segment contribution	$173,730	$52,105	$225,835
Income (loss) before income taxes			$225,835	$(110,227)	$115,608

(c)
Interest income includes $2.4 million of interest income from notes receivable from Founders, which has been recast from the "Other Investments" segment to Corporate to conform to the current period presentation.

(d)
Equity in net income of unconsolidated affiliates includes $5.0 million of equity income from CCV, which has been recast from the "Other Investments" segment to Corporate to conform to the current period presentation.

The following table presents separately identified segment assets:

(in thousands)	Pawn Loans	Inventory	Total

Assets as of September 30, 2026
U.S. Pawn	$269,447	$243,807	$513,254
Latin America Pawn	99,592	83,228	182,820
SMG	33,722	31,313	65,035
Total segment assets			$761,109
Total other assets			1,472,729
Total consolidated assets			$2,233,838

Assets as of September 30, 2025
U.S. Pawn	$233,774	$185,640	$419,414
Latin America Pawn	73,722	62,817	136,539
Total segment assets			$555,953
Total other assets			1,395,256
Total consolidated assets			$1,951,209

The following tables provide geographic information:

	Fiscal Year Ended September 30,
(in thousands)	2026	2025	2024

Revenues:
United States	$1,172,611	$912,492	$836,118
Mexico	363,979	267,300	247,613
Other Latin America	135,844	94,488	77,871
Caribbean	22,276	—	—
Total revenues	$1,694,710	$1,274,280	$1,161,602

	September 30,
(in thousands)	2026	2025

Property and equipment, net:
United States	$45,197	$37,130
Mexico	33,449	27,184
Other Latin America	15,699	11,017
Caribbean	2,229	—
Property and equipment, net	$96,574	$75,331

NOTE 14: SUPPLEMENTAL CONSOLIDATED FINANCIAL INFORMATION
Supplemental Consolidated Financial Information
The following table provides information on net amounts included in our Consolidated Balance Sheets:

(in thousands)	September 30, 2026	September 30, 2025

Gross pawn service charges receivable	$78,988	$63,348
Allowance for uncollectible pawn service charges receivable	(17,167)	(14,615)
Pawn service charges receivable, net	$61,821	$48,733

Gross inventory	$361,803	$252,049
Inventory reserves	(3,455)	(3,592)
Inventory, net	$358,348	$248,457

Prepaid expenses and other	$10,832	$9,429
Accounts receivable and other	15,463	15,106
Notes receivable	—	24,369
Income taxes prepaid and receivable	11,302	2,317
Prepaid expenses and other current assets	$37,597	$51,221

Accounts payable	$26,378	$22,923
Accrued payroll	29,685	19,063
Incentive accrual	28,007	20,068
Accrued interest payable	13,578	13,763
Other payroll related expenses	5,545	5,704
Accrued sales and VAT taxes	5,957	4,377
Accrued income taxes payable	9,671	5,515
Other current liabilities	19,642	14,030
Accounts payable, accrued expenses and other current liabilities	$138,463	$105,443

Unrecognized tax benefits, non-current	$9,794	$4,067
Other non-current liabilities	19,758	15,702
Other long-term liabilities	$29,552	$19,769
Valuation and Qualifying Accounts
The following table provides information on our valuation and qualifying accounts not disclosed elsewhere:

(in thousands)	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts(a)	Deductions	Balance at End of Period

Allowance for valuation of inventory:
Fiscal Year Ended September 30, 2026	$3,592	$870	$—	$1,007	$3,455
Fiscal Year Ended September 30, 2025	2,734	858	—	—	3,592
Fiscal Year Ended September 30, 2024	2,661	917	—	844	2,734
Allowance for uncollectible pawn service charges receivable:
Fiscal Year Ended September 30, 2026	$14,615	$2,552	$—	$—	$17,167
Fiscal Year Ended September 30, 2025	13,531	1,084	—	—	14,615
Fiscal Year Ended September 30, 2024	11,996	1,535	—	—	13,531
Allowance for valuation of deferred tax assets:
Fiscal Year Ended September 30, 2026	$15,231	$1,847	$12,942	$—	$30,020
Fiscal Year Ended September 30, 2025	15,685	—	—	454	15,231
Fiscal Year Ended September 30, 2024	16,885	164	—	1,364	15,685

(a)	Fiscal 2026 is comprised of the valuation allowance related to the acquisition of SMG and recorded as a component of goodwill. See Note 3.

The following table provides supplemental disclosure of Consolidated Statements of Cash Flows information:

	Fiscal Year Ended September 30,
(in thousands)	2026	2025	2024

Supplemental disclosure of cash flow information
Cash and cash equivalents	$295,116	$469,524	$170,513
Short-term restricted cash	2,358	525	9,294
Long-term restricted cash	13,876	14,664	—
Total cash and cash equivalents and restricted cash	$311,350	$484,713	$179,807

Cash paid during the period for interest	$30,934	$11,080	$12,069

Non-cash investing and financing activities:
Pawn loans forfeited and transferred to inventory	$539,711	$425,788	$383,374
Convertible notes share settlement	$—	$96,902	$799
Accrued acquisition consideration	$3,033	$5,950	$791
Conversion of promissory note to equity	$15,000	$—	$—
Accrued consideration for non-controlling interest purchase	$5,262	$—	$—
Fair value of preferred equity investment converted to equity in Founders	$46,179	$—	$—

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
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026. We believe the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, stockholders’ equity and cash flows as of the dates, and for the periods, presented in conformity with GAAP.
As further discussed in “Management’s Report on Internal Control Over Financial Reporting” below, management excluded certain businesses acquired during the year from its assessment of internal control over financial reporting. In the light of the overlap between a company’s disclosure controls and procedures and its internal controls over financial reporting, we excluded these acquisitions from our assessment of the effectiveness of disclosure controls and procedures as of September 30, 2026.
Management’s Report on Internal Control Over Financial Reporting
Management, under the supervision of the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of our internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with appropriate authorization of management and the Board of Directors and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.
The Company acquired a controlling interest in Founders One, LLC on January 2, 2026, and 12 pawn stores in Texas in a business combination completed on January 12, 2026. As discussed in SEC staff guidance, a company may exclude acquired businesses from the assessment of internal control over financial reporting during the first year after completion of an acquisition. In consideration of the SEC staff guidance, management excluded these acquisitions from its assessment of the effectiveness of internal control over financial reporting as of September 30, 2026. The total assets, excluding goodwill and other identifiable intangibles, which are included within the scope of the assessment, and total revenues of Founders One, LLC excluded from management’s assessment represented 5% and 8% of the Company’s consolidated total assets and consolidated total revenues, respectively, as of and for the year ended September 30, 2026. The total assets, excluding goodwill and other identifiable intangibles, which are included within the scope of the assessment, and total revenues of the 12 pawn stores in Texas excluded from management’s assessment represented less than 1% each of the Company’s consolidated total assets and consolidated total revenues as of and for the year ended September 30, 2026.
In connection with the preparation of this Annual Report on Form 10-K, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of our internal control over financial reporting as of September 30, 2026 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of September 30, 2026.
Our internal control over financial reporting as of September 30, 2026 has been audited by our independent registered public accounting firm, as stated in their report appearing below.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of fiscal 2026, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) that, in the aggregate, have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
EZCORP, Inc.
Rollingwood, Texas
Opinion on Internal Control over Financial Reporting
We have audited EZCORP, Inc.’s (the “Company’s”) internal control over financial reporting as of September 30, 2026, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of September 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2026, and the related notes and our report dated November 12, 2026 expressed an unqualified opinion thereon.
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

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Founders One, LLC and 12 pawn stores in Texas, which were acquired on January 2, 2026 and January 12, 2026, respectively, and which are included in the consolidated balance sheets of the Company as of September 30, 2026, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year then ended. Total assets (excluding goodwill and intangibles) and total revenues of Founders One, LLC constituted 5% and 8% of total assets and total revenues, respectively, as of and for the year ended September 30, 2026. Total assets (excluding goodwill and intangibles) and total revenues of the 12 pawn stores in Texas constituted less than 1% each of total assets and total revenues as of and for the year ended September 30, 2026. Management did not assess the effectiveness of internal control over financial reporting of Founders One, LLC and the 12 pawn stores in Texas because of the timing of the acquisitions which were completed on January 2, 2026 and January 12, 2026, respectively. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Founders One, LLC and the 12 pawn stores in Texas.
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
/s/ BDO USA, P.C.

Dallas, Texas
November 12, 2026
ITEM 9B. OTHER INFORMATION
Insider Trading Arrangements
On August 7, 2026, Lisa VanRoekel, Chief Human Resources Officer, entered into a prearranged trading plan to sell up to 35,087 shares of the Company’s Class A Non-Voting Common Stock, between November 12, 2026 and December 31, 2028, pursuant to the terms of the plan. The plan is designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company’s policies regarding stock transactions.
On August 28, 2026, Timothy K. Jugmans, Chief Financial Officer, entered into a prearranged trading plan to sell up to 49,204 shares of the Company’s Class A Non-Voting Common Stock, between December 1, 2026 and May 28, 2027, pursuant to the terms of the plan. The plan is designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company’s policies regarding stock transactions.
Other than described above, no director or executive officer adopted, modified or terminated any contract, instruction, written plan or other trading arrangement relating to the purchase or sale of Company securities during the fourth quarter of fiscal 2026.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Board of Directors
Set forth below are the names of the persons who, as of November 1, 2026, constituted our Board of Directors and their ages and committee assignments as of that date:

Name	Age	Committees

Matthew W. Appel	70	Audit and Risk, People and Compensation, Nominating (Chair), Lead Independent Director
Zena Srivatsa Arnold	48	Audit and Risk, People and Compensation, Nominating
Phillip E. Cohen (Executive Chairman)	79	—
Lachlan P. Given	49	—
Jason A. Kulas	55	Audit and Risk, People and Compensation, Nominating
Pablo Lagos Espinosa	71	Audit and Risk, People and Compensation (Chair), Nominating
Gary L. Tillett	67	Audit and Risk (Chair), People and Compensation, Nominating
Director Qualifications — The Board believes that individuals serving on the Board of Directors should have demonstrated notable or significant achievements in business, education or public service; should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of our stockholders. The following are qualifications, experience and skills for Board members that are important to our business and its future:
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
•Finance Experience — Our directors should possess an understanding of finance and related reporting processes.
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
•Phillip E. Cohen — Mr. Cohen has been a member of the Board of Directors and the Executive Chairman since September 2019. He has been an owner of, and advisor to, the Company for over 35 years. He acquired the Company in 1989 and took it public in 1991 with an initial public offering of Class A Non-Voting Common Stock. Mr. Cohen has over 50 years of investment banking and financial advisory experience with a variety of firms, including Kuhn Loeb & Co. Incorporated (1973-1977), Lehman Brothers Kuhn Loeb Incorporated (1977-1979), The First Boston Corporation (1980), Oppenheimer & Co, Inc. (1980-1984), Morgan Schiff & Co., Inc. (1984-Present) and Madison Park LLC (2004 to Present). Mr. Cohen received a Bachelor of Commerce degree from the University of Melbourne and a Masters of Business Administration from Harvard University. Mr. Cohen is the sole stockholder of MS Pawn Corporation, which is the general partner of MS Pawn Limited Partnership, the owner of 100% of the outstanding shares of our Class B Voting Common Stock.
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
Executive Officers
Set forth below are the name, age and position of each of the persons serving as our executive officers as of November 1, 2026:

Name	Age	Title

Phillip E. Cohen	79	Executive Chairman
Lachlan P. Given	49	Chief Executive Officer
Ellen Bryant	54	Chief Legal Officer and Secretary
James W. Fugitt	53	Chief Technology Officer
Lucy Hernandez	56	Chief Operations Administration Officer
Timothy K. Jugmans	50	Chief Financial Officer
John Blair Powell, Jr.	58	Chief Operating Officer
Sunil Sajnani	46	Chief Audit and Loss Prevention Executive
Lisa VanRoekel	57	Chief Human Resources Officer
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

Lucy Hernandez – Ms. Hernandez is the Chief Operations Administration Officer. She joined the Company in September 1991 as a Customer Service Representative and spent her initial three years with the Company in store-level field operations. In 1994, Ms. Hernandez transitioned to the corporate role of facilities and construction management. During her tenure with the Company, she expanded her role across real estate management, procurement, and operations administration, eventually fulfilling the role of vice president of the Company. Having served more than three decades with the Company in increasing areas of responsibility, Ms. Hernandez was appointed Chief Operations Administration Officer in October 2026. In her current role, Ms. Hernandez oversees operations administration, real estate, facilities, loss prevention, and asset protection.
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
Lisa VanRoekel — Ms. VanRoekel is the Chief Human Resources Officer, having joined the Company in January 2021. In March 2022, she was assigned the additional responsibility of overseeing the Company’s Real Estate and Facilities team. Prior to joining the Company, Ms. VanRoekel spent 19 years in expanding roles with Grupo Santander, one of the world’s largest international banks serving over 100 million customers with 187,000 employees. As an expert leading cultural change and innovative large-scale organizational transformation, Ms. VanRoekel led the Human Resources functions at Santander Digital (USA, Spain and UK), Santander Consumer USA and Santander Bank, N.A. Her most recent role with Grupo Santander was Group Vice President: Human Resources at Santander Digital, where she was responsible for successfully building digital and innovation talent across the U.S., Europe and Latin America. Prior to joining Grupo Santander, she was Director of Human Resources at Allied Riser Communications. Ms. VanRoekel holds B.S. and M.S. degrees in Journalism from East Texas A&M University (formerly East Texas State University).
Code of Conduct
We maintain a Code of Conduct that is applicable to all of our Team Members, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. That Code of Conduct, which satisfies the requirements of a “code of ethics” under applicable SEC rules, contains written standards that are designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest; full, fair, accurate, timely and understandable public disclosures and communications, including financial reporting; compliance with applicable laws, rules and regulations; prompt internal reporting of violations of the code and accountability for adherence to the code. A copy of the Code of Conduct is posted in the Investor Relations section on our website at www.ezcorp.com

We will post any waivers of the Code of Conduct, or amendments thereto, that are applicable to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer in the Investor Relations section of our website at www.ezcorp.com. To date, there have been no such waivers.
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
The Audit and Risk Committee is comprised entirely of directors who satisfy the standards of independence described under “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence,” as well as additional or supplemental independence standards applicable to audit committee members established under applicable law and Nasdaq listing requirements. The Board has determined that each Audit and Risk Committee member meets the Nasdaq “financial literacy” requirement and that Mr. Tillett, Chair of the committee, Mr. Appel, and Mr. Kulas are “financial experts” within the meaning of the current rules of the SEC.

•People and Compensation Committee — The People and Compensation Committee has primary responsibility of reviewing, analyzing and (as appropriate) approving, on behalf of the Board, executive compensation and organizational development matters and otherwise assisting the Board in its overall responsibility to enable the Company to attract, retain, develop and motivate qualified executives and employees who will contribute to our long-term success. Specific responsibilities and duties include assisting management and the Board in identifying, developing and evaluating potential candidates for senior executive positions; overseeing the development of succession plans for senior executive positions; reviewing and approving (or recommending, as appropriate) amounts and types of compensation to be paid to our executive officers; reviewing and recommending to the full Board the amount and type of compensation to be paid to our non-employee directors; reviewing and recommending to the full Board all equity compensation to be paid to our Team Members (including the executive officers); and advising management with respect to the quality of the workforce to carry out our strategic goals. The People and Compensation Committee is comprised entirely of directors who satisfy the standards of independence described under “Part III, Item 13 — Certain Relationships and Related Transactions, and Director Independence — Director Independence.”
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
Meetings and Attendance — The following table sets forth the number of meetings held during fiscal 2026 by the Board of Directors and each committee thereof, as well as the number of times during the year that action was taken by unanimous written consent. Our bylaws currently require the unanimous attendance of all directors in order for a quorum to be present at a meeting of the Board of Directors. In addition to the number of official Board meetings noted below, the Board of Directors also held seven other meetings that were not considered official meetings of the Board due to the absence of a quorum.
All directors attended at least 75% of the meetings of the Board and of the committees on which they served.

	Fiscal 2026
	Meetings Held	Action by Unanimous Written Consent

Board of Directors	8	8
Audit and Risk Committee	5	1
People and Compensation Committee	6	1
Nominating Committee	—	1
In addition, during fiscal 2022, the Board of Directors formed and commissioned a “Share Buyback Committee,” consisting of Mr. Appel, Mr. Given, Mr. Kulas and Mr. Tillett, for the purpose of reviewing and approving the Company’s share repurchase plans. That committee met three times during fiscal 2026.

ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis describes our compensation practices and the executive compensation policies, decisions and actions of the People and Compensation Committee of our Board of Directors (the “Committee”). It focuses specifically on compensation earned during fiscal 2026 by the following individuals, referred to as our Named Executive Officers.

Name	Position

Lachlan P. Given	Chief Executive Officer
Timothy K. Jugmans	Chief Financial Officer
Phillip E. Cohen	Executive Chairman
John Blair Powell, Jr.	Chief Operating Officer
Ellen Bryant	Chief Legal Officer & Secretary
Executive Compensation Philosophy and Program Design
Philosophy and Goals — We have designed our executive compensation program to accomplish the following primary goals:

Attract and retain high performers	Compensation is competitive to attract and retain high performers
When performance objectives are achieved, resulting pay is competitive with market
When performance is outstanding and exceeds performance objectives, resulting pay is positioned above, and potentially near the top of, the market
Pay for performance	The majority of compensation is performance-based (short-and long-term)
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
The Committee asks its independent compensation consultant to conduct an annual competitive compensation review to benchmark compensation for executive officers. Mercer (US) Inc. (“Mercer”), the Committee’s independent compensation consultant, delivered its Fiscal 2026 Executive Compensation Competitive Market Assessment (the “FY26 Mercer Executive Compensation Report”) to the Committee in July 2025 in connection with the Committee’s review and evaluation of the executive compensation program and pay levels for fiscal 2026. For that report, Mercer collected competitive pay data for a peer group of 14 publicly traded companies that were reviewed and approved by the Committee in April 2025.
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

The fiscal 2026 peer group consisted of the following companies:

Peer Company	Stock Symbol	Primary Business

The Cato Corporation	CATO	Apparel Retail
Credit Acceptance Corporation	CACC	Consumer Finance
Encore Capital Group, Inc	ECPG	Consumer Finance
Enova International, Inc.	ENVA	Consumer Finance
FirstCash Holdings, Inc.	FCFS	Consumer Finance - Pawn Operator
Green Dot Corporation, Inc.	GDOT	Consumer Finance
LendingClub Corporation	LC	Consumer Finance
LendingTree, Inc.	TREE	Consumer Finance
Oportun Financial Corporation	OPRT	Consumer Finance
PROG Holdings, Inc.	PRG	Consumer Finance
PRA Group, Inc.	PRAA	Consumer Finance
Regional Management Corp.	RM	Consumer Finance
SLM Corporation	SLM	Consumer Finance
World Acceptance Corporation	WRLD	Consumer Finance
In comparison to the peer group used in fiscal 2025, in fiscal 2026, two companies were removed and two were added. The Aaron’s Company was removed as it is now privately held, and Conn’s Inc. was removed as it was delisted from NASDAQ. PROG Holdings, Inc. and SLM Corporation were added to preserve the size of the peer group and maintain focus on the Consumer Finance industry. When the peer group was approved by the Committee, Mercer noted that the Company was at the 55th percentile of the peer group in terms of revenue size and at the 43rd percentile in terms of market capitalization.
To benchmark our executive compensation, Mercer used peer group data from the most recently available proxy filings (CEO and CFO positions and other executive positions where available) and its own executive compensation survey data (for all executive officer positions). Additional data from other published surveys was used as secondary reference points.
The FY26 Mercer Executive Compensation Report contained the following general observations, which the Committee took into consideration in evaluating and approving executive compensation for fiscal 2026:
•Total cash compensation (at target levels) for our executive officers as a group approximates the 63rd percentile, with all executive officers approximating or exceeding the 50th percentile.
•Long-term incentive compensation (at target levels) for our executive officers as a group is at the 55th percentile, with half of our executive officers approximating or exceeding the 50th percentile.
•As a whole, total direct compensation (cash compensation plus long-term incentive) for our executive officers as a group is at the 61st percentile, with all executive officers approximating or exceeding the 50th percentile.
Components of Compensation and Fiscal 2026 Executive Compensation Actions
Our executive compensation program consists of four main elements: base salaries, short-term cash incentive opportunities, long-term incentive opportunities (generally paid in the form of equity awards) and other benefits, including healthcare and retirement. Each of these components is discussed in more detail below, along with the compensation actions that were taken during fiscal 2026.
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

The following table shows, for each Named Executive Officer, the base salaries that were in effect for fiscal 2026 and 2025:

Named Executive Officer	Fiscal 2026 Base Salary	Fiscal 2025 Base Salary	Increase

Lachlan P. Given	$800,000	$750,000	7%
Timothy K. Jugmans	$500,000	$500,000	0%
Phillip E. Cohen	$1,500,000	$1,500,000	0%
John Blair Powell, Jr.	$675,000	$600,000	13%
Ellen Bryant	$500,000	$450,000	11%
In September 2026, the Committee determined that the fiscal 2027 base salaries for the Named Executive Officers would be as follows: Mr. Given, $900,000 (13% increase); Mr. Jugmans, $600,000 (20% increase); Mr. Cohen, $1,500,000 (0% increase); Mr. Powell, $700,000 (4% increase); and Ms. Bryant, $500,000 (0% increase).
Annual Short-Term Incentive
Our executive officers, as well as other key Team Members, are eligible to participate in our annual short-term incentive (“STI”) plan. The plan is designed to provide financial reward contingent on achievement of annual corporate and business unit financial results, as well as personal objectives tied to our strategic goals.
The following is a summary of the terms of the fiscal 2026 STI plan, which the Committee approved in April 2025:
•The fiscal 2026 STI plan provides cash bonus opportunities based on achievement of specified performance goals. The bonus opportunity for each participant was determined based on a designated target amount, a business performance modifier based on the achievement of specified EBITDA-based performance goals for the Company as a whole (consolidated) and each business unit, and an assessment of individual performance.
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
•The performance goal for both the Consolidated Executive Officer pool and the Consolidated pool was based on the consolidated Adjusted EBITDA shown in the Board-approved budget for fiscal 2026 (excluding any impact of our investment in Cash Converters). The threshold level for each pool (i.e. the performance needed to achieve 50% funding) was set at 85% of the designated performance goal for that pool, and the maximum level (i.e. the performance needed to achieve 150% funding) was set at 115% of the designated performance goal. The Company Performance Gate was set at 85% of the consolidated performance goal.
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

The following table sets forth the fiscal 2026 STI target amount for each of the Named Executive Officers:

Named Executive Officer (1)	Fiscal 2026 STI Target Amount	Target Amount as % of Base Salary

Lachlan P. Given	$1,200,000	150%
Timothy K. Jugmans	$500,000	100%
John Blair Powell, Jr.	$675,000	100%
Ellen Bryant	$340,000	68%
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
All of the Named Executive Officers were assigned to the Consolidated Executive Officer pool. During fiscal 2026, the Company achieved 150% of the specified consolidated performance goal.
In addition to the noted financial performance, management was successful in completing specific initiatives that were designed to drive progress across the key strategic focus areas for fiscal 2026, which included:
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
Following a consideration of all of these factors, the Committee approved a funding level of 150% for the Consolidated Executive Officer pool, which included all of the Named Executive Officers. The specific bonus amount approved for each Named Executive Officer is indicated in the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table below. Those amounts were calculated as follows:

Named Executive Officer (1)	Target Amount	STI Payout	Percent of Target Awarded

Lachlan P. Given	$1,200,000	$1,800,000	150%
Timothy K. Jugmans	$500,000	$750,000	150%
John Blair Powell, Jr.	$675,000	$1,012,500	150%
Ellen Bryant	$340,000	$510,000	150%
(1)    Mr. Cohen’s bonus payout was calculated as described below under “Executive Chairman Incentive Award.”

In September 2026, the Committee approved the STI plan for fiscal 2027. The fiscal 2027 STI plan contains the same design elements as the fiscal 2026 plan. For fiscal 2027, the Target Amounts for each of the Named Executive Officers will be as follows: Mr. Given, $1,350,000; Mr. Jugmans, $600,000; Mr. Powell, $700,000; and Ms. Bryant, $360,000.
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
We are currently issuing LTI awards under the 2022 Long-Term Incentive Plan, as amended (the “2022 LTI Plan”). Under the terms of the 2022 LTI Plan, all awards must be approved by the full Board of Directors, following recommendation by the Committee.
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
Fiscal 2026 Actions — For fiscal 2026, the Committee took the following actions regarding LTI awards:
•Grant of fiscal 2026 LTI awards — In April 2025, the Committee approved the design and structure of the fiscal 2026 LTI awards. In October 2025, the Committee authorized the issuance of awards to the executive officers and other key employees, which awards were granted in October 2025 following approval by the Board. The number of units awarded to each participant was determined by dividing the participant’s designated LTI target amount by $19.04, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2025. The following table shows the fiscal 2026 LTI awards for the Named Executive Officers (other than Mr. Cohen, who is subject to a separate incentive program and is not eligible for LTI awards):

Named Executive Officer	Fiscal 2026 LTI Target Amount	Number of Units

Lachlan P. Given	$4,000,000	210,084
Timothy K. Jugmans	$1,400,000	73,529
John Blair Powell, Jr.	$1,600,000	84,034
Ellen Bryant	$575,000	30,200
The awards took the form of restricted stock units with the following terms:
•Performance will be measured over the three-year performance period from fiscal 2026 to fiscal 2028.
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

The design of the LTI awards for fiscal 2024 and fiscal 2025 is substantially similar to the fiscal 2026 plan described above, except for the applicable three year period, which for each award begins with the fiscal year identified in the title of the grant.
•Vesting of fiscal 2024 awards — The fiscal 2024 LTI awards were approved in October 2023. The Committee previously determined that 133% of the units allocated to fiscal 2024 and 150% of the units allocated to fiscal 2025 were available for vesting for those participants whose employment continued through fiscal 2026.
During fiscal 2026, the Company’s Adjusted Net Income performance exceeded the specified performance goal at the target level, and in November 2026, the Committee determined that 150% of the units allocated to fiscal 2026 (along with the units allocated to fiscal 2024 and fiscal 2025 as described above) were vested for those participants whose employment continued through the end of fiscal 2026. The resulting vesting for the Named Executive Officers was as follows: 430,495 units for Mr. Given (including 115,344 bonus units); 115,901 units for Mr. Jugmans (including 31,053 bonus units); 198,690 units for Mr. Powell (including 53,236 bonus units); and 56,295 units for Ms. Bryant (including 15,083 bonus units).
•Second-year performance of fiscal 2025 awards — The fiscal 2025 LTI awards were approved in October 2024, and the awards have a three-year performance period from fiscal 2025 through fiscal 2027. The Committee previously determined in November 2025 that 150% of the units allocated to fiscal 2025 were available for vesting for those participants whose employment continues through fiscal 2027.
During fiscal 2026, the Company’s Adjusted Net Income performance exceeded the specified performance goal at the target level, and in November 2026, the Committee determined that 150% of the units allocated to fiscal 2025 were available for vesting for those participants whose employment continues through the end of fiscal 2027. For the Named Executive Officers, the cumulative number of units available to vest, inclusive of fiscal 2025 and fiscal 2026 performance tranches, includes 294,378 units for Mr. Given (including 80,283 bonus units); 88,312 units for Mr. Jugmans (including 24,084 bonus units); 117,750 units for Mr. Powell (including 32,112 bonus units); and 44,156 units for Ms. Bryant (including 12,042 bonus units).
•First-year performance of fiscal 2026 awards — During fiscal 2026, the Company’s Adjusted Net Income performance exceeded the specified performance goal at the target level, and in November 2026, the Committee determined that 150% of the units allocated to fiscal 2026 are available for vesting for those participants whose employment continues through the end of fiscal 2028. For the Named Executive Officers, this includes 105,044 units for Mr. Given (including 21,008 bonus units); 36,766 units for Mr. Jugmans (including 7,352 bonus units); 42,019 units for Mr. Powell (including 8,403 bonus units); and 15,102 units for Ms. Bryant (including 3,019 bonus units).
•Grant of fiscal 2027 Awards — In April 2026, the Committee approved the plan design for the fiscal 2027 LTI awards. The three-year performance period covers the period from fiscal 2027 through fiscal 2029. The fiscal 2027 LTI awards were granted in October 2026. The number of units awarded to each participant was determined by dividing the participant’s designated LTI target amount by $29.76, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2026. The following table shows the fiscal 2027 LTI awards for the Named Executive Officers (other than Mr. Cohen, who is subject to a separate incentive program and is not eligible for LTI awards):

Named Executive Officer (1)	Fiscal 2027 LTI Target Amount	Number of Units

Lachlan P. Given	$5,000,000	168,011
Timothy K. Jugmans	$1,750,000	58,804
John Blair Powell, Jr.	$2,200,000	73,925
Ellen Bryant	$750,000	25,202
(1)    In September 2026, the Committee approved increases in the LTI target amounts for Mr. Given (from $4,000,000 to $5,000,000), Mr. Jugmans (from $1,400,000 to $1,750,000), Mr. Powell (from $1,600,000 to $2,200,000), and Ms. Bryant (from $575,000 to $750,000). These changes better align the executives’ long-term incentive compensation and total direct compensation with peer group executives in comparable positions (at the 60th percentile and 61st percentile, respectively, for Mr. Given; at the 66th percentile and 70th percentile, respectively, for Mr. Jugmans; above 75th percentile and above 75th percentile, respectively, for Mr. Powell; and at the 47th percentile and 68th percentile, respectively, for Ms. Bryant), and is consistent with the Company’s pay-for-performance philosophy and emphasis on long-term compensation.
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
At the beginning of fiscal 2026, Mr. Cohen received 91,911 Units (the “FY26 Units”), which was calculated by dividing the bonus opportunity ($1,750,000) by $19.04, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2025. In September 2026, the Committee reviewed and evaluated Mr. Cohen’s individual performance during fiscal 2026, noting Mr. Cohen’s valuable contributions in key strategic areas, including the following:
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
As noted above, the Committee has determined that the Company Performance Gate under the fiscal 2026 STI plan has been achieved. See “Annual Short-Term Incentive” above. Consequently, and taking into consideration the Committee’s evaluation of Mr. Cohen’s individual performance, the Committee approved the vesting of 100% of the FY26 Units. Under the terms of Mr. Cohen’s incentive opportunity, 50% of those Units (or 45,956 Units) will be paid out on a per-Unit value of $29.76 (the closing trading price of our Class A Common Stock on September 30, 2026), translating to a cash payout of $1,367,651. The remaining 50% of the FY26 Units (45,955 Units) will be paid at the end of fiscal 2027 based on the closing trading price of our Class A Non-Voting Common Stock at that time.
In September 2026, the Committee increased Mr. Cohen’s incentive compensation opportunity at $2,000,000, and for fiscal 2027, Mr. Cohen received 67,204 Units (the “FY27 Units”), which was calculated by dividing the bonus opportunity ($2,000,000) by $29.76, the closing trading price of our Class A Non-Voting Common Stock on September 30, 2026. The FY27 Units will be subject to the vesting and payout terms described above.
Supplemental Executive Retirement Plan
We provide selected executives with a non-qualified Supplemental Executive Retirement Plan (“SERP”) to offer a competitive benefit and to assist in offsetting potential impacts of contribution limitations applicable to our 401(k) retirement savings plan. For fiscal 2026, the Committee approved SERP contributions for each of the executive officers equal to 10% of base salary. This resulted in the following SERP contributions for each of the Named Executive Officers (other than Mr. Cohen who is not eligible for SERP contributions):

Named Executive Officer	Fiscal 2026 SERP Contribution

Lachlan P. Given	$80,000
Timothy K. Jugmans	$50,000
John Blair Powell, Jr.	$67,500
Ellen Bryant	$50,000
In September 2026, the Committee approved fiscal 2027 SERP contributions equal to 10% of base salary for each of the executive officers (other than Mr. Cohen). For the Named Executive Officers, those contributions were $90,000 for Mr. Given, $60,000 for Mr. Jugmans, $70,000 for Mr. Powell and $50,000 for Ms. Bryant.

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
Executive Compensation Governance and Process
Composition of the People and Compensation Committee
The People and Compensation Committee is comprised of five members — Mr. Lagos (Chair), Mr. Appel, Ms. Arnold, Mr. Kulas, and Mr. Tillett — each of whom is an independent director. See “Part III, Item 10 — Directors, Executive Officers and Corporate Governance — Board of Directors.”
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
During fiscal 2026, Mercer, among other things, advised the Committee on the principal aspects of our executive compensation program, updated the Committee on evolving best practices and provided market information and analysis regarding the competitiveness of our program design and award values.
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
The Board of Directors has also approved amendments to the 2022 Long-Term Incentive Plan (in the form of the Amended and Restated 2022 Long-Term Incentive Plan) and all outstanding LTI awards to provide for the acceleration of vesting (at target levels, in the case of performance-based awards) upon the occurrence of a qualifying termination following a change in control. This acceleration of vesting benefit applies to the CIC Severance Plan participants, as well as all other holders of outstanding LTI awards.

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
Employment Contract for Mr. Given — On November 14, 2023, we entered into an Employment Contract with Mr. Given, our Chief Executive Officer, who partly resides in London, England. The Employment Contract was entered into to comply with U.K. employment laws and is not intended to alter the fundamental elements of Mr. Given’s employment relationship, including the compensatory arrangement as reflected in this Compensation Discussion and Analysis. The terms of the Employment Contract mirror as close as possible the terms of Mr. Given’s pre-existing U.S. employment, although certain modifications were necessary to adapt to a U.K. employment environment, particularly with regards to healthcare and other benefits. On June 24, 2025, we entered into an amended Employment Contract with Mr. Given pertaining to certain nonmaterial changes as to location of work. All compensation received by Mr. Given under the Employment Contract is reflected in the Summary Compensation Table below, including the “All Other Compensation” column, which includes healthcare and other benefits.
Compensation Committee Report
The People and Compensation Committee has reviewed the foregoing Compensation Discussion and Analysis and has discussed it with management. Based on that review and those discussions, the Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2026.

Pablo Lagos Espinosa, Chair Matthew W. Appel Zena Srivatsa Arnold Jason A. Kulas Gary L. Tillett
Compensation Committee Interlocks and Insider Participation
None of the persons who served as members of the People and Compensation Committee during fiscal 2026 are or have ever been an officer of or employed by the Company (with the exception of Jason Kulas, who was employed by the Company from February 2020 to January 2022), nor do they have any relationship that requires disclosure under Item 404 of Regulation S-K, the SEC’s rules requiring disclosure of certain relationships and related party transactions.

Summary Compensation Table
The table below summarizes the total compensation for fiscal 2026, 2025 and 2024 for the Named Executive Officers. The amounts shown reflect the compensation received by each of the Named Executive Officers for the positions in which they were serving during the fiscal years noted, as follows:
•Mr. Given has served as Chief Executive Officer during all of the three fiscal years reported.
•Mr. Jugmans has served as Chief Financial Officer during all of the three fiscal years reported.
•Mr. Cohen has served as Executive Chairman during all of the three fiscal years reported.
•Mr. Powell has served as Chief Operating Officer during all of the three fiscal years reported.
•Ms. Bryant has served as Chief Legal Officer during all of the three fiscal years reported.

Name and Principal Position	Fiscal Year	Base Salary	Stock Awards (1)	Non-Equity Incentive Plan Compensation (2)	All Other Compensation (3)	Total

Lachlan P. Given (4)	2026	$800,000	$5,457,197	$1,800,000	$118,369	$8,175,566
Chief Executive Officer	2025	$750,000	$3,472,920	$1,530,000	$132,815	$5,885,735
	2024	$750,000	$2,934,775	$1,428,750	$93,071	$5,206,596
Timothy K. Jugmans (4)	2026	$500,000	$1,696,584	$750,000	$90,784	$3,037,368
Chief Financial Officer	2025	$500,000	$1,007,465	$680,000	$116,623	$2,304,088
	2024	$475,000	$857,775	$603,250	$108,910	$2,044,935
Phillip E. Cohen	2026	$1,500,000	—	$3,690,567	$27,224	$5,217,791
Executive Chairman	2025	$1,500,000	—	$3,505,569	$21,359	$5,026,928
	2024	$1,500,000	—	$2,279,402	$19,046	$3,798,448
John Blair Powell, Jr.	2026	$675,000	$2,278,570	$1,012,500	$108,391	$4,074,461
Chief Operating Officer	2025	$600,000	$1,477,404	$816,000	$94,568	$2,987,972
	2024	$600,000	$1,403,763	$762,000	$94,447	$2,860,210
Ellen Bryant	2026	$500,000	$775,412	$510,000	$69,085	$1,854,497
Chief Legal Officer & Secretary	2025	$450,000	$516,874	$408,000	$61,825	$1,436,699
	2024	$425,000	$427,862	$322,920	$60,251	$1,236,033
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
For a description of these awards, see the “Grant of Plan-Based Awards” table under “Incentive Plan Based Awards” below. See also “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2026 Executive Compensation Actions — Long-Term Incentives” above.
(2)For Named Executive Officers other than Mr. Cohen, amounts represent the incentive bonuses paid pursuant to the Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2026 Executive Compensation Actions — Annual Incentive Bonuses” above. For Mr. Cohen, amounts represent the incentive bonuses paid pursuant to the special incentive compensation arrangement described under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2026 Executive Compensation Actions — Executive Chairman Incentive Award.”
(3)Amounts include the cost of providing various perquisites and personal benefits, as well as the value of our contributions to the Company-sponsored 401(k) plan and Supplemental Executive Retirement Plan. For detail of the amounts shown for each Named Executive Officer, see the table under “Other Benefits and Perquisites — All Other Compensation” below.
(4)Mr. Given and Mr. Jugmans serve on the board of directors of Cash Converters International Limited, with Mr. Jugmans serving as non-executive chairman. The director fees paid to each of them during fiscal 2026 by Cash Converters International Limited were as follows: Mr. Given, AUD $110,000; and Mr. Jugmans, AUD $185,000. These amounts are not included in the Summary Compensation Table, as they were paid by Cash Converters International Limited, which is not controlled by EZCORP.

CEO Pay Ratio
The following information sets forth our calculation of the ratio between the annual total compensation of Lachlan P. Given, our Chief Executive Officer, and the annual total compensation of our median Team Member (“CEO Pay Ratio”).
•Mr. Given’s total annual compensation for fiscal 2026 was $8,175,566. That number is derived from the numbers set forth in the Summary Compensation Table above.
•Our median Team Member’s total annual compensation for fiscal 2026 was $16,691.50, consisting of gross annual wages, bonuses, overtime pay and other benefits.
•Based on those numbers, our CEO Pay ratio for fiscal 2026 is 489.8 to 1.
Our CEO Pay Ratio is based on the following methodology:
•When we identified our median Team Member, we selected gross wages paid during fiscal 2026 as the most appropriate measure of compensation and applied that measure consistently across our global population. Gross wages generally include salary and wages (regular, hourly and overtime), commissions and bonuses. We annualized the compensation of all permanent full-time and part-time Team Members as of September 30, 2026.
•We calculated the median Team Member’s total annual compensation in accordance with the rules used to calculate the CEO’s compensation included in the Summary Compensation Table above.
•We excluded from the calculation 692 Team Members that we acquired in January 2026 associated with the SMG acquisition.
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

Incentive Plan Based Awards
The following table sets forth certain information about plan-based awards that we made to the Named Executive Officers during fiscal 2026. For information about the plans under which these awards were granted, see “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2026 Compensation Actions — Annual Incentive Bonus” and “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2026 Executive Compensation Actions — Long-Term Incentives” above.
Grants of Plan-Based Awards

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Grant Date Fair Value

Lachlan P. Given	10/01/2025	$600,000	$1,200,000	$1,800,000	—	—	—	$—
	11/12/2025				84,036	126,052	168,068	$2,400,030	(3)
	11/11/2025						25,940	$290,787	(4)
	11/11/2025						31,515	$353,283	(5)
	11/11/2025						26,761	$299,991	(6)
	Prior Years				58,277	116,553	174,830	$2,113,106	(7)
Timothy K. Jugmans	10/01/2025	$250,000	$500,000	$750,000	—	—	—	—
	11/12/2025				29,415	44,119	58,825	$840,026	(3)
	11/11/2025						6,485	$72,697	(4)
	11/11/2025						8,484	$95,106	(5)
	11/11/2025						8,028	$89,994	(6)
	Prior Years				16,514	33,026	49,540	$598,761	(7)
Phillip E. Cohen	10/01/2025	$1,750,000	$1,750,000	$1,750,000	—	—	—	$—
John Blair Powell, Jr.	10/01/2025	$337,500	$675,000	$1,012,500	—	—	—	—
	11/12/2025				33,616	50,422	67,228	$960,035	(3)
	11/11/2025						10,700	$119,947	(4)
	11/11/2025						14,545	$163,049	(5)
	11/11/2025						10,704	$119,992	(6)
	Prior Years				25,250	50,499	75,749	$915,547	(7)
Ellen Bryant	10/01/2025	$170,000	$340,000	$510,000	—	—	—	—
	11/12/2025				12,084	18,122	24,162	$345,043	(3)
	11/11/2025						3,943	$44,201	(4)
	11/11/2025						4,121	$46,196	(5)
	11/11/2025						4,014	$44,997	(6)
	Prior Years				8,135	16,270	24,405	$294,975	(7)
(1)These amounts represent the potential payouts under the fiscal 2026 Short-Term Incentive Compensation Plan. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2026 Executive Compensation Actions — Annual Incentive Bonuses” above. The “Target” amount is the amount that would be paid if the specified performance goals are achieved at the target level (although the People and Compensation Committee may reduce any award if it chooses to do so). The “Threshold” reflects the amount that would be paid if the minimum performance goals are achieved, while the “Maximum” amount represents the maximum amount that would be paid if the maximum performance goals are achieved or exceeded. See the “Non-Equity Incentive Plan Compensation” column in the Summary Compensation Table above for the amount of the actual payout for each of the Named Executive Officers.
(2)The amounts shown represent long-term incentive (LTI) awards (stated in number of units) under our Long-Term Incentive Plans. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2026 Executive Compensation Actions — Long-Term Incentives.
(3)Represents the estimated grant date fair value of the fiscal 2026 LTI awards, assuming payout at “Target” level. This is the estimated amount of aggregate compensation cost we expect to recognize over the performance period, determined as of the grant date. Because of the structure of the fiscal 2026 awards (as described under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2026 Executive Compensation Actions — Long-Term Incentives — Fiscal 2026 Actions — Grant of Fiscal 2026 Awards” above), each annual tranche of the awards is treated as a separate award for accounting purposes. Consequently, the amount shown represents the grant date fair value of the first annual tranche (20% of the award) plus the grant date fair value of the cumulative three-year performance tranche (20% of the award) plus the grant date fair value of the time-based tranche (20% of the award). The grant date fair value of the second and third annual tranches will be reflected in future years when the performance conditions for those tranches are established and they are deemed to be granted for accounting purposes.

(4)Represents the grant date fair value of the “bonus” units awarded with respect to the third tranche of the fiscal 2023 LTI awards based on Adjusted Net Income performance during fiscal 2025, as discussed in our 2025 Annual Report under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2025 Executive Compensation Actions — Long-Term Incentives — Fiscal 2025 Actions — Third Year Performance of Fiscal 2023 Awards.”
(5)Represents the grant date fair value of the “bonus” units awarded with respect to the second tranche of the fiscal 2024 LTI awards based on Adjusted Net Income performance during fiscal 2025, as discussed in our 2025 Annual Report under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2025 Executive Compensation Actions — Long-Term Incentives — Fiscal 2025 Actions — Second Year Performance of Fiscal 2024 Awards.”
(6)Represents the grant date fair value of the “bonus” units awarded with respect to the first tranche of the fiscal 2025 LTI awards based on Adjusted Net Income performance during fiscal 2025, as discussed in our 2025 Annual Report under “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2025 Executive Compensation Actions — Long-Term Incentives — Fiscal 2025 Actions — First Year Performance of Fiscal 2025 Awards.”
(7)Represents the aggregate grant date fair value of the third tranche of the fiscal 2024 LTI awards and the second tranche of the fiscal 2025 LTI awards. Because of the structure of those awards, these tranches were treated as separate awards for accounting purposes granted at the beginning of fiscal 2026.
The following table sets forth certain information about outstanding stock awards held by the Named Executive Officers as of the end of fiscal 2026. None of the Named Executive Officers holds any stock options.
Outstanding Equity Awards at Fiscal Year-End

		Stock Awards

Name	Award Date	Number of Shares or Units of Stock That Have Not Vested (1)		Market Value of Shares or Units of Stock That Have Not Vested (2)
Lachlan P. Given	10/01/2025	231,092		$6,877,298
	10/01/2024	347,901		$10,353,534
	10/01/2023	430,495	(3)	$12,811,531
				$30,042,363
Timothy K. Jugmans	10/01/2025	80,881		$2,407,019
	10/01/2024	104,369		$3,106,021
	10/01/2023	115,901	(3)	$3,449,214
				$8,962,254
Phillip E. Cohen		—		$—
John Blair Powell, Jr.	10/01/2025	92,437		$2,750,925
	10/01/2024	139,159		$4,141,372
	10/01/2023	198,690	(3)	$5,913,014
				$12,805,311
Ellen Bryant	10/01/2025	33,219		$988,597
	10/01/2024	52,184		$1,552,996
	10/01/2023	56,295	(3)	$1,675,339
				$4,216,932
(1)Stated at target levels, inclusive of expected bonus shares at 150% target related to the fiscal 2026 performance period targets.
(2)Market value is based on the closing price of our Class A Common Stock on September 30, 2026, the last market trading day of fiscal 2026 ($29.76).
(3)These units vested in November 2026 following approval by the People and Compensation Committee. See “Compensation Discussion and Analysis — Components of Compensation and Fiscal 2026 Executive Compensation Actions — Long-Term Incentives” above.

Stock Vested
The following table sets forth, with respect to each of the Named Executive Officers, certain information about restricted stock that vested during fiscal 2026:

	Stock Awards
Named Executive Officer	Number of Shares Acquired on Vesting (1)	Value Realized on Vesting (2)

Lachlan P. Given	352,786	$6,286,647
Timothy K. Jugmans	88,195	$1,571,635
Phillip E. Cohen	—	—
John Blair Powell, Jr.	145,522	$2,593,202
Ellen Bryant	53,622	$955,544
(1)Includes shares withheld to satisfy tax withholding obligations.
(2)Computed using the fair market value on the vesting date, November 11, 2025.
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
Supplemental Executive Retirement Plan — We provide U.S. executive officers with a non-qualified Supplemental Executive Retirement Plan (“SERP”) to offer a competitive benefit and to assist in offsetting potential impacts of contribution limitations applicable to our 401(k) retirement savings plan. The SERP has similar investment options as are available under the 401(k) retirement savings plan. Company contributions to the SERP are formula-based, reviewed and approved by the People and Compensation Committee each year. For fiscal 2026, our annual contributions to the SERP were calculated as 10% of base salary. For fiscal 2027, the Company contributions to the SERP will continue at the same rates for executive officers. Under the terms of the SERP, participants are also allowed to voluntarily defer all or a portion of their salary and bonus payments into the SERP. There were eight participants during fiscal 2026.
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

The following table describes the SERP contributions, earnings and balance at the end of fiscal 2026 for each of the Named Executive Officers:
Nonqualified Deferred Compensation

Named Executive Officer	Company Contributions in Fiscal 2026 (1)	Aggregate Earnings in Fiscal 2026 (2)	Aggregate Withdrawals/Distributions in Fiscal 2026	Aggregate Forfeitures in Fiscal 2026	Aggregate Balance at September 30, 2026 (3)

Lachlan P. Given	$80,000	$133,798	$—	$—	$1,439,334
Timothy K. Jugmans	$50,000	$50,413	$—	$—	$453,701
Phillip E. Cohen	$—	$—	$—	$—	$—
John Blair Powell, Jr.	$67,500	$15,003	$—	$—	$413,165
Ellen Bryant	$50,000	$14,368	$—	$—	$201,868
(1)These amounts were included in the Summary Compensation Table above in the column labeled “All Other Compensation.”
(2)These amounts were not included in the Summary Compensation Table as the earnings were not in excess of market rates.
(3)Of the Aggregate Balance at September 30, 2026, the following amounts were previously reported as compensation in the Summary Compensation Tables for prior years: $820,564 for Mr. Given; $214,248 for Mr. Jugmans; $204,564 for Mr. Powell, and $56,404 for Ms. Bryant

All Other Compensation — The following table describes each component of the amounts shown in the “All Other Compensation” column in the Summary Compensation Table above.

Named Executive Officer	Year	Health Care Supplemental Insurance (1)	Value of Supplemental Life Insurance Premiums (2)	Company Contributions to Defined Contribution Plans (3)	Other Benefits (4)	Total

Lachlan P. Given	2026	$7,159	$1,392	$80,000	$29,818	$118,369
	2025	$7,173	$1,572	$75,000	$49,070	$132,815
	2024	$9,640	$4,818	$75,000	$3,613	$93,071
Timothy K.Jugmans	2026	$34,488	$1,392	$54,904	$—	$90,784
	2025	$28,248	$1,572	$53,567	$33,236	$116,623
	2024	$28,248	$1,572	$51,058	$28,032	$108,910
Phillip E. Cohen	2026	$23,028	$1,392	$2,804	$—	$27,224
	2025	$18,864	$1,572	$923	$—	$21,359
	2024	$14,736	$1,572	$2,738	$—	$19,046
John Blair Powell, Jr.	2026	$34,488	$1,392	$72,511	$—	$108,391
	2025	$28,248	$1,572	$64,748	$—	$94,568
	2024	$28,248	$1,572	$64,627	$—	$94,447
Ellen Bryant	2026	$11,976	$1,392	$55,717	$—	$69,085
	2025	$9,804	$1,572	$50,449	$—	$61,825
	2024	$9,804	$1,572	$48,875	$—	$60,251
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

The following table sets forth the amounts of severance or termination benefits that would have been payable to each of the Named Executive Officers upon the occurrence of various events, assuming each of the events occurred on September 30, 2026:

	Salary	Incentive Bonus	Accelerated Vesting of Restricted Stock (1)	Accelerated Vesting of SERP Balance

Resignation for Good Reason:
Lachlan P. Given	$—	$—	$—	$—
Timothy K. Jugmans	$—	$—	$—	$—
Phillip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr.	$—	$—	$—	$—
Ellen Bryant	$—	$—	$—	$—
Termination Without Cause:
Lachlan P. Given	$800,000	$—	$—	$—
Timothy K. Jugmans	$500,000	$—	$—	$—
Phillip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr.	$675,000	$—	$—	$—
Ellen Bryant	$500,000	$—	$—	$—
Death or Disability:
Lachlan P. Given	$—	$—	$30,042,363	$181,591
Timothy K. Jugmans	$—	$—	$8,962,254	$—
Phillip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr. (2)	$—	$—	$12,805,311	$—
Ellen Bryant (2)	$—	$—	$4,216,932	$—
Change in Control (3):
Lachlan P. Given	$1,600,000	$2,400,000	$30,042,363	$181,591
Timothy K. Jugmans	$1,000,000	$1,000,000	$8,962,254	$—
Phillip E. Cohen	$—	$—	$—	$—
John Blair Powell, Jr. (2)	$1,350,000	$1,350,000	$12,805,311	$—
Ellen Bryant (2)	$750,000	$510,000	$4,216,932	$—
(1)Represents the number of shares subject to accelerated vesting (as described above), multiplied by the closing sales price of the Class A Common Stock on September 30, 2026 ($29.76).
(2)Mr. Jugmans, Mr. Powell and Ms. Bryant are fully vested in their respective SERP accounts.
(3)Subject to the terms of the Change in Control Severance Plan. See “Compensation Discussion and Analysis — Other Executive Compensation Matters — Change in Control Severance Plan.”

Director Compensation
Each non-employee director receives a basic annual retainer fee, with the Lead Independent Director, the chair of the Audit and Risk Committee and the chair of the People and Compensation Committee each receiving an additional amount. The annual fee to the directors is based on our Annual Meeting of Stockholders, which is generally held in March of each year. During fiscal 2026 the basic annual retainer fee was $85,000, and additional amounts paid to the Lead Independent Director, the Audit and Risk Committee Chair and the People and Compensation Committee Chair were $45,000, $35,000 and $25,000, respectively. Annual retainer fees are paid in cash on a quarterly basis.
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
The following table sets forth the cash compensation paid and restricted stock awards granted to our non-employee directors for fiscal 2026. Mr. Cohen and Mr. Given are executive officers of the Company and do not receive any additional compensation for serving on the Board of Directors.

Director	Fees Earned and Paid in Cash	Restricted Stock Awards (1)	Total

Matthew W. Appel	$130,000	$170,000	$300,000
Zena Srivatsa Arnold	$85,000	$170,000	$255,000
Jason A. Kulas	$85,000	$170,000	$255,000
Pablo Lagos Espinosa	$110,000	$170,000	$280,000
Gary L. Tillett	$120,000	$170,000	$290,000
(1)Amounts represent the aggregate grant date fair value of restricted stock awards, computed in accordance with FASB ASC 718-10-25. See Note 9: Common Stock and Stock Compensation of Notes to Consolidated Financial Statements included in “Part II, Item 8 — Financial Statements and Supplementary Data.”. The actual value realized by the director with respect to stock awards will depend on the market value of our stock on the date the stock is sold.
Each of the non-employee directors received a grant of 6,641 shares of restricted stock on March 25, 2026. That amount was determined by dividing $170,000 by $25.60, the trading price of the Class A Common Stock at the time of grant. These shares are scheduled to vest immediately before the 2027 Annual Meeting of Stockholders (but no later than March 31, 2027).
As of September 30, 2026, each of the continuing non-employee directors held 6,641 shares of unvested restricted stock.

The non-employee director compensation program for fiscal 2027 will generally be the same as the fiscal 2026 program described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plans
The Company has adopted the 2022 Long-Term Incentive Plan, as amended, which was approved by its stockholders and is applicable to all long-term incentive awards issued on or after January 1, 2022. Awards under the plan can be in the form of stock options, stock appreciation rights, stock bonuses, restricted stock, restricted stock units, performance units or performance shares although generally we issue only restricted stock and restricted stock unit awards. We do not have any equity compensation plans that were not approved by stockholders. The following table summarizes information about our equity compensation plan as of September 30, 2026:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)

Equity compensation plans approved by security holders	—	—	1,734,559	(1)
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,734,559	(1)
(1)    Amount represents the number of shares available for issuance in the 2022 Long-Term Incentive Plan as of September 30, 2026.

Stock Ownership
Phillip E. Cohen controls EZCORP through his ownership of all of the issued and outstanding stock of MS Pawn Corporation, the sole general partner of MS Pawn Limited Partnership, which owns 100% of our Class B Voting Common Stock. The following table presents information regarding the beneficial ownership of our Common Stock as of November 6, 2026 (except as noted below) for (i) each person known to us to be the beneficial owner of more than 5% of the total number of shares outstanding, (ii) each of our directors, (iii) each of the Named Executive Officers and (iv) all directors and executive officers as a group. Unless otherwise indicated, each person named below holds sole voting and investment power over the shares shown, subject to community property laws where applicable.

	Class A Non-voting Common Stock				Class B Voting Common Stock
Beneficial Owner	Number		Percent		Number	Percent	Voting Percent

MS Pawn Limited Partnership (a) MS Pawn Corporation Phillip Ean Cohen 2500 Bee Cave Road Bldg One, Suite 200 Rollingwood, Texas 78746	2,974,047	(b)	4.85%	(b)	2,970,171	100%	100%
FMR LLC 245 Summer Street Boston, Massachusetts 02210	8,550,121	(c)	13.93%
Blackrock Inc. 50 Hudson Yards New York, New York 10001	6,812,555	(d)	11.10%		—	—	—
Matthew W. Appel	118,334		*		—	—	—
Zena Srivatsa Arnold	153,483		*		—	—	—
Lachlan P. Given	1,502,822	(e)	2.45%		—	—	—
Jason A. Kulas	166,307	(f)	*
Pablo Lagos Espinosa	200,902	(g)	*
Gary L. Tillett	133,483	(h)	*
Timothy K. Jugmans	318,736	(i)	*		—	—	—
John Blair Powell, Jr.	432,929	(j)	*
Ellen Bryant	174,081	(k)	*		—	—	—
Directors and executive officers as a group (14 persons)	6,497,249	(l)	10.59%		2,970,171	100%	100%
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
(c)As of September 30, 2026 based on Form 13F.
(d)As of June 30, 2026 based on Form 13F.
(e)Includes 430,495 unvested restricted stock units expected to vest within 60 days of November 1, 2026.
(f)These shares are held by a revocable trust of which Mr. Kulas is a co-trustee.
(g)These shares are held by Lakeside Growth Enterprises, L.P., of which Mr. Lagos is sole beneficial owner.
(h)These shares are held by a revocable trust of which Mr. Tillett is a co-trustee.
(i)Includes 115,901 unvested restricted stock units expected to vest within 60 days of November 1, 2026.
(j)Includes 198,690 unvested restricted stock units expected to vest within 60 days of November 1, 2026.
(k)Includes 56,295 unvested restricted stock units expected to vest within 60 days of November 1, 2026.
(l)Group includes those persons who were serving as directors and executive officers on November 1, 2026. Number shown includes 918,107 unvested restricted stock units expected to vest within 60 days of November 1, 2026.
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
Also, Georgia Cohen, the daughter of Phillip E. Cohen, has been an employee of the Company since April 2025, currently serving in the position of Manager, Video Content. The Company considers the employment relationship with Georgia Cohen to be a related party transaction subject to the Company’s Policy for Review and Evaluation of Related Party Transactions. Accordingly, the Audit and Risk Committee reviews and approves all promotion opportunities and compensation changes for Georgia Cohen.
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
The Board has evaluated all relationships between the Company and each of the persons who served as a director during any portion of fiscal 2026 and has made the following determinations with respect to each director’s independence:

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
(b)Mr. Cohen and Mr. Given were executive officers of the Company during all of fiscal 2026. Therefore, they are not independent in accordance with the standards set forth in the Nasdaq Listing Rules.
(c)Mr. Kulas was an executive officer of the Company from February 2020 to January 2022, after which he resigned from the Company’s employ and retained his position as a member of the Board of Directors. In accordance with the standards set forth in the Nasdaq Listing Rules, Mr. Kulas became independent in February 2025, upon the expiration of 3 years from his resignation of employment.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The following table presents all fees we incurred in connection with professional services provided by BDO USA, P.C. for fiscal 2026 and 2025:

	Year Ended September 30,
	2026	2025

Audit of financial statements and audit pursuant to section 404 of the Sarbanes-Oxley Act and quarterly reviews	$1,913,141	$1,970,000
Audit related fees	—	—
Tax fees	20,080	—
All other fees	—	—
	$1,933,221	$1,970,000
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
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) The following documents are filed as a part of this 10-K:
(1) Financial Statements
The following consolidated financial statements of EZCORP, Inc. are included in “Part II — Item 8 — Financial Statements and Supplementary Data”:
•Report of Independent Registered Public Accounting Firm (2026 and 2025) — BDO USA, P.C.
•Consolidated Balance Sheets as of September 30, 2026 and 2025
•Consolidated Statements of Operations for each of the three years in the period ended September 30, 2026
•Consolidated Statements of Comprehensive Income for each of the three years in the period ended September 30, 2026
•Consolidated Statements of Cash Flows for each of the three years in the period ended September 30, 2026
•Consolidated Statements of Stockholders’ Equity for each of the three years in the period ended September 30, 2026
•Notes to Consolidated Financial Statements.
(2) Financial Statement Schedules
Financial statement schedules are omitted because they are not required or are not applicable, or the required information is provided in the consolidated financial statements or notes described in Item 15(a)(1) above.
ITEM 16. FORM 10-K SUMMARY
None.

Exhibits

		Incorporated by Reference				Filed Herewith
Exhibit	Description of Exhibit	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	0-19424	3.1	October 3, 2013
3.2	Certificate of Amendment, dated March 25, 2014, to the Company’s Amended and Restated Certificate of Incorporation	8-K	0-19424	99.1	March 25, 2014
3.3	Amended and Restated By-Laws, effective July 20, 2014	8-K	0-19424	3.2	July 22, 2014
4.1	Specimen of Class A Non-voting Common Stock Certificate	S-1	33-41317	4.1	August 23, 1991
4.2	Description of EZCORP, Inc. Class A Non-voting Common Stock	8-K	0-19424	4.1	October 3, 2013
4.3	Indenture, dated July 5, 2017, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee	8-K	0-19424	4.1	July 6, 2017
4.4	Indenture, dated May 14, 2018, between EZCORP, Inc., and Wells Fargo Bank, National Association, as trustee	8-K	0-19424	4.1	May 15, 2018
4.5	Successor Trustee Agreement, dated September 12, 2019, Between EZCORP, Inc., and Wells Fargo Bank, National Association, as prior trustee, and Branch Banking and Trust Company, as successor trustee	8-K	0-19424	4.1	October 7, 2019
4.6	Indenture, dated December 12, 2022, between EZCORP, Inc. and Truist Bank, as trustee	8-K	0-19424	4.1	December 13, 2022
4.7	Indenture, dated March 28, 2025, between EZCORP, Inc., the guarantors party thereto and Truist Bank, as trustee	8-K	0-19424	4.1	March 28, 2025
10.1*	EZCORP, Inc. Supplemental Executive Retirement Plan effective December 1, 2005	8-K	0-19424	10.94	December 1, 2005
10.2*	Form of Protection of Sensitive Information, Noncompetition and Nonsolicitation Agreement between the Company and certain employees, including the executive officers	10-K	0-19424	10.15	November 24, 2010
10.3*	Form of Restricted Stock Award for non-employee directors	10-K	0-19424	10.17	November 24, 2010
10.4*	Second Amended and Restated EZCORP, Inc. 2022 Long-term Incentive Plan, Effective September 15, 2026					x
10.5*	EZCORP, Inc. Change in Control Severance Plan, Effective November 15, 2022	10-K	0-19424	10.6	November 16, 2022
10.6*	Employment Contract, dated November 14, 2023, as amended, between EZCORP UK Limited and Lachlan P. Given	10-K	0-19424	10.6	November 13, 2025
19.1	EZCORP, Inc. Insider Trading Policy, effective August 4, 2026					x
21.1	List of Subsidiaries of EZCORP, Inc.					x
23.1	Consent of BDO USA, P.C., Independent Registered Public Accounting Firm					x
31.1	Certification of Principal Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
31.2	Certification of Principal Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934					x
32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350					x
97.1	EZCORP, Inc. Compensation Recovery Policy, effective August 1, 2023					x
101.INS	Inline XBRL Instance Document (the instance document does not appear in the interactive data files because the XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File in Inline XBRL format (contained in Exhibit 101)
_____________________________

*	Identifies Exhibit that consists of or includes a management contract or compensatory plan or arrangement.
†	The certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

EZCORP, Inc.
Date: November 12, 2026	By:	/s/ Lachlan P. Given
Lachlan P. Given
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Lachlan P. Given	Chief Executive Officer and Director (principal executive officer)	November 12, 2026
Lachlan P. Given

/s/ Timothy K. Jugmans	Chief Financial Officer (principal financial officer)	November 12, 2026
Timothy K. Jugmans

/s/ Phillip E. Cohen	Executive Chairman of the Board	November 12, 2026
Phillip E. Cohen

/s/ Matthew W. Appel	Director	November 12, 2026
Matthew W. Appel

/s/ Zena Srivatsa Arnold	Director	November 12, 2026
Zena Srivatsa Arnold

/s/ Jason A. Kulas	Director	November 12, 2026
Jason A. Kulas

/s/ Pablo Lagos Espinosa	Director	November 12, 2026
Pablo Lagos Espinosa

/s/ Gary L. Tillett	Director	November 12, 2026
Gary L. Tillett

/s/ Michael Croney	Chief Accounting Officer (principal accounting officer)	November 12, 2026
Michael Croney